Form 10-Q
period 2013-03-31
ARC Realty Finance Trust, Inc.
filed 2013-05-15
CIK 1562528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-186111

ARC Realty Finance Trust, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	46-1406086
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

405 Park Avenue New York, New York	10022
(Address of Principal Executive Office)	(Zip Code)

(212) 415-6500

(Registrant’s Telephone Number, Including Area Code)

Not applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of May 14, 2013 was 97,778.

ARC REALTY FINANCE TRUST, INC.

(A Maryland Corporation in the Development Stage)

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

TABLE OF CONTENTS

Page
PART I
Item 1. Consolidated Financial Statements	1
Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	1
Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2013 and for the Period from November 12, 2012 (Date of Inception) to March 31, 2013 (Unaudited)	2
Consolidated Statements of Changes in Stockholder’s Equity (Deficit) for the Period from November 12, 2012 (Date of Inception) to March 31, 2013 (Unaudited)	3
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and for the Period from November 12, 2012 (Date of Inception) to March 31, 2013 (Unaudited)	4
Notes to Consolidated Financial Statements	5
Item 2. Management's Discussion and Analysis	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4. Controls and Procedures	21
PART II
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Signatures	24

PART I

Item 1. Financial Statements.

ARC REALTY FINANCE TRUST, INC.
(A Maryland Corporation in the Development Stage)
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)
Cash	$6,000	$573
Deferred costs	-	940,618
Total assets	$6,000	$941,191
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Accounts payable and accrued expenses	$1,200,207	$635,216
Due to affiliates	896,500	121,500
Total liabilities	2,096,707	756,716
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.01 par value, 300,000,000 shares authorized, 8,888 shares issued and outstanding as of March 31, 2013 and December 31, 2012	89	89
Additional paid-in capital	(2,070,251)	199,911
Accumulated deficit during the development stage	(20,544)	(15,525)
Total stockholder's equity (deficit)	(2,090,706)	184,475
Total liabilities and stockholder's equity (deficit)	$6,000	$941,191

The accompanying notes are an integral part of this statement.

ARC REALTY FINANCE TRUST, INC.
(A Maryland Corporation in the Development Stage)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the three months ended March 31, 2013	Period from November 2012 (Date of Inception) to March 31, 2013
	(Unaudited)
Revenues
Other income	$1	$1
Total Revenues	1	1
Expenses:
Professional fees	5,020	20,545
Total expenses	5,020	20,545
Net Loss	$(5,019)	$(20,544)

Comprehensive loss	$(5,019)	$(20,544)

The accompanying notes are an integral part of this statement.

ARC REALTY FINANCE TRUST, INC.
(A Maryland Corporation in the Development Stage)
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
For the Period from November 15, 2012 (date of inception) to March 31, 2013

	Common Stock			Accumulated Deficit During	Total
	Number of Shares	Par Value	Additional Paid-Capital	the Development Stage	Stockholder's Equity (Deficit)
Balance, November 15, 2012	-	$-	$-	$-	$-
Issuance of common stock	8,888	89	199,911	-	200,000
Net loss	-	-	-	(15,525)	(15,525)
Balance, December 31, 2012	8,888	$89	$199,911	$(15,525)	$184,475
Net loss	-	-	-	(5,019)	(5,019)
Offering costs	-	-	(2,270,162)	-	(2,270,162)
Balance, March 31, 2013 (Unaudited)	8,888	$89	$(2,070,251)	$(20,544)	$(2,090,706)

The accompanying notes are an integral part of this statement.

ARC REALTY FINANCE TRUST, INC.
(A Maryland Corporation in the Development Stage)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2013	Period from November 2012 (Date of Inception) to March 31, 2013
	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,019)	$(20,544)
Adjustments to reconcile net loss to net cash used in operating activities
Change in accounts payable and accrued expenses	5,019	20,544
Net cash used in operating activities	$-	$-
Cash flows from financing activities:
Proceeds from issuance of common stock	$-	$200,000
Payments of offering costs	(413,061)	(733,989)
Advance from affiliate	418,488	539,989
Net cash provided by financing activities	$5,427	$6,000
Net change in cash	$5,427	$6,000
Cash, beginning of period	573	-
Cash, end of period	$6,000	$6,000

The accompanying notes are an integral part of this statement.

ARC REALTY FINANCE TRUST, INC.
(A Maryland Corporation in the Development Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

Note 1 — Organization and Business Operations

ARC Realty Finance Trust, Inc. (the “Company”) was formed to primarily acquire, originate and manage a diversified portfolio of commercial real estate debt secured by properties located both within and outside the United States. The Company may also invest in commercial real estate securities, and commercial real estate properties. Commercial real estate debt investments may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. Commercial real estate securities may include commercial mortgage-backed securities (“CMBS”), senior unsecured debt of publicly traded real estate investment trusts (“REITs”) and other publicly traded real estate companies and collateralized debt obligations (“CDOs”). As of March 31, 2013, the Company had not acquired any real estate debt or other investments.

The Company was incorporated on November 15, 2012, as a Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2013. The Company intends to offer for sale a maximum of $2.0 billion of common stock, $0.01 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Offering also covers the offer and sale of up to $400.0 million in shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock.

For at least until February 12, 2015, the per share purchase price in the Offering will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be based on the greater of $23.75 per share or 95% of the estimated value of a share of common stock. Within six months after February 12, 2015, (the “NAV pricing date”) the Company will begin offering shares in the Offering at a per share purchase price that will vary quarterly and will be equal to the net asset value (“NAV”) divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the immediately preceding quarter (“per share NAV”) and applicable selling commissions and dealer manager fees will be added to the per share price for shares in the Company’s primary offering but not for the DRIP.

The Company has sold 8,888 shares of common stock to ARC Realty Finance Special Limited Partnership, LLC (the “Special Limited Partner”), an entity wholly owned by American Realty Capital VIII, LLC (the “Sponsor”) for $22.50 per share or a total of $0.2 million. Substantially all of the Company's business will be conducted through ARC Realty Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. ARC Realty Finance Advisors, LLC (the “Advisor”), is the Company’s affiliated advisor. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP (“OP units”). Additionally, the Special Limited Partner, through the Advisor, expects to contribute $2,020 to the OP in exchange for 90 units of limited partner interest in the aggregate OP ownership, which will represent a nominal percentage of the aggregate OP ownership. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

The Company has no employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. Realty Capital Securities, LLC (the “Dealer Manager”), an entity under common ownership with the Sponsor, serves as the dealer manager of the Offering. The Advisor and Dealer Manager are related parties and will receive compensation and fees for services related to the Offering and the investment and management of the Company's assets. The Advisor and Dealer Manager will receive fees during the offering, acquisition, operational and liquidation stages.

ARC REALTY FINANCE TRUST, INC.
(A Maryland Corporation in the Development Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

The consolidated financial statements and related footnotes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘GAAP’’) for interim financial statements. In the opinion of management, the interim data includes all adjustments necessary for a fair statement of the results for the periods presented. Interim period results may not be indicative of full year or future results. The unaudited consolidated financial statements do not include all information and notes required in annual audited financial statements in conformity with GAAP.

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with GAAP.

Development Stage Company

The Company complies with the reporting requirements of development stage enterprises. Pursuant to the terms of the Offering, the Company must receive proceeds of $2.0 million in connection with the sale of common stock in order to break escrow and commence operations. As of March 31, 2013, the Company had not reached such threshold, acquired or originated any commercial real estate debt, commercial real estate securities, or commercial real estate properties or earned any income.

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding classification of investments, fair value measurements, credit losses and impairments of investments, and derivative financial instruments and hedging activities, as applicable.

Organizational Costs

Organizational costs may include accounting, legal and regulatory fees incurred related to the formation of the Company. Organizational costs are expensed as incurred.

Real Estate Debt Investments

Commercial real estate debt investments are intended to be held until maturity and, accordingly, will be carried at cost, net of unamortized origination fees, acquisition fees, discounts and unfunded commitments unless such loan or investment is deemed to be impaired. Real estate debt investments that are deemed to be impaired will be carried at amortized cost less a loan loss reserve. Interest income is recorded on the accrual basis and related discounts, premiums, origination costs and fees on investments are amortized over the life of the investment using the effective interest method. The amortization will be reflected as an adjustment to interest income in the Company’s consolidated statements of operations.

ARC REALTY FINANCE TRUST, INC.
(A Maryland Corporation in the Development Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

Real Estate Securities

On the acquisition date, all of the Company’s commercial real estate securities will be classified as available for sale, and will be carried at fair value, with any unrealized gains (losses) reported as a component of accumulated other comprehensive income (loss) in the Company’s consolidated statement of stockholder's equity. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities will be recorded in unrealized gains (losses) on investments in the Company’s consolidated statement of operations. Interest income on commercial real estate securities will be recognized using the effective interest method with any purchased premium or discount recorded as an adjustment to interest income.

Credit Losses and Impairment on Investments

Real Estate Debt Investments

The Company will maintain a loan loss reserve on its commercial real estate debt investments, if appropriate. A provision will be established when the Company believes a loan is impaired, which is when it is deemed probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms. The Company will assess the credit quality of the portfolio and adequacy of reserves on at least a quarterly basis. To determine if a commercial real estate debt investment is impaired, the Company will consider the estimated net recoverable value of the loan as well as other factors, including but not limited to fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the economic situation of the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date.

Income recognition will be suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Company, a full recovery of income and principal becomes doubtful. Income recognition will be resumed when the suspended loan becomes contractually current and performance is demonstrated to be resumed. A loan will be written off when it is no longer realizable and legally discharged.

Real Estate Securities

Commercial real estate securities for which the fair value option is not elected will be periodically evaluated for other-than-temporary impairment. A security where the fair value is less than amortized cost will be considered impaired. Impairment of a security will be considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. If it is determined that an other-than-temporary impairment exists, the portion related to credit losses, where the Company does not expect to recover its entire amortized cost basis, will be recognized as an “Impairment of assets” on the Company's consolidated statement of operations. If the Company does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security, but the security has suffered a credit loss, the impairment charge will be separated. The credit loss component of the impairment will be recorded as an “Impairment of assets” on the Company's consolidated statement of operations, and the remainder will be recorded in “accumulated other comprehensive income (loss)” on the Company's consolidated balance sheet.

ARC REALTY FINANCE TRUST, INC.
(A Maryland Corporation in the Development Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

Commercial real estate securities for which the fair value option was elected will not be evaluated for other-than-temporary impairment as changes in fair value are recorded in the Company’s consolidated statement of operations.

Cash

Cash includes cash in bank accounts. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit.

Restricted Cash

Restricted cash may primarily consist of escrow deposits for future debt service payments, taxes, insurance, property maintenance or other amounts collected with mortgage loan originations.

Deferred Costs

Deferred costs may consist primarily of deferred financing costs or deferred offering costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs will be amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs will be expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close will be expensed in the period in which it is determined that the financing will not close.

Deferred offering costs may represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with the registration and sale of shares of the Company's common stock. As of December 31, 2012, such costs totaled $0.9 million. On the day the Company commenced its Offering, deferred offering costs were reclassified to stockholder’s equity (deficit).

Share Repurchase Program

The Company will have a Share Repurchase Program (“SRP”) that enables stockholders to sell their shares to the Company. Under the SRP, stockholders may request that the Company redeem all or any portion, subject to certain minimum conditions described below, if such repurchase does not impair the Company's capital or operations.

Prior to the time that the Company’s shares are listed on a national securities exchange and until the Company begins to calculate its NAV, the repurchase price per share will depend on the length of time investors have held such shares as follows: after one year from the purchase date — the lower of $23.13 or 92.5% of the amount they actually paid for each share; after two years from the purchase date — the lower of $23.75 or 95.0% of the amount they actually paid for each share; after three years from the purchase date — the lower of $24.38 or 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $25.00 or 100% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations).

Once the Company begins to calculate its NAV, the price per share that the Company will pay to repurchase shares of the Company’s common stock on any business day will be the Company's per share NAV for the quarter, calculated after the close of business on the first business day of each quarter, plus applicable selling commissions and dealer manager fees. Subject to limited exceptions, stockholders who redeem their shares of the Company's common stock within the first four months from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate per share NAV of the shares of common stock received. Because the Company's per share NAV will be calculated quarterly, the redemption price may fluctuate between the redemption request day and the date on which the Company pays redemption proceeds.

Until the Company begins to calculate its NAV, the Company is only authorized to repurchase shares pursuant to the SRP using the proceeds received from the DRIP and will limit the amount spent to repurchase shares in a given quarter to the amount of proceeds received from the DRIP in that same quarter. In addition, the board of directors may reject a request for redemption, at any time. Due to these limitations, the Company cannot guarantee that it will be able to accommodate all repurchase requests. Purchases under the SRP by the Company will be limited in any calendar year to 5% of the weighted average number of shares outstanding during the prior year.

ARC REALTY FINANCE TRUST, INC.
(A Maryland Corporation in the Development Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

After the Company begins to calculate its NAV, purchases under the SRP will be limited in any calendar year to 1.25% of Company's NAV as of the last day of the previous calendar quarter, or approximately 5% of the Company's NAV in any 12 month period. If the Company reaches the 1.25% limit on redemptions during any quarter, the Company will not accept any additional redemption requests for the remainder of such quarter. The SRP will automatically resume on the first day of the next calendar quarter, unless our board of directors determines to suspend the share repurchase plan.

When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP will have the status of authorized but unissued shares. At March 31, 2013, no shares were eligible to be redeemed.

Distribution Reinvestment Plan

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the balance sheet in the period distributions are declared. There have been no shares issued under the DRIP as of March 31, 2013.

Derivative Instruments

The Company may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with the Company’s operating and financial structure as well as to hedge specific anticipated transactions.

The Company will record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments will be recognized immediately in gains (losses) on derivative instruments in the consolidated statement of operations. If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

ARC REALTY FINANCE TRUST, INC.
(A Maryland Corporation in the Development Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

Offering and Related Costs

Offering and related costs include all expenses incurred in connection with the Company’s Offering. Offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Offering costs will be reclassified from deferred costs to stockholder's equity when the Company commences its Offering, and will include all expenses incurred by the Company in connection with its Offering as of such date. These costs include but are not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organizational and offering costs paid by them on behalf of the Company, not withstanding that the Advisor is obligated to reimburse the Company to the extent organizational and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 2.00% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other offering costs do not exceed 12.00% of the gross proceeds determined at the end of offering (See Note 4 — Related Party Transactions and Arrangements).

Share-Based Compensation

The Company has a stock-based incentive award plan, which is accounted for under the guidance for share based payments. The expense for such awards will be included in general and administrative expenses and will be recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 6 — Share-Based Compensation).

Income Taxes

The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ending December 31, 2013. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax as long as it distributes at least 90% of its REIT taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Per Share Data

The Company will calculate basic income per share by dividing net income for the period by weighted-average shares of its common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options and unvested restricted stock and other securities which are convertible to common stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding. For the three months ended March 31, 2013, the calculation of net income per share is not presented because it is not a meaningful measure of the Company’s performance as the Company has not commenced operations.

Reportable Segments

The Company will conduct its business through the following segments:

•	The real estate debt business will be focused on originating, acquiring and asset managing commercial real estate debt investments, including first mortgage loans, subordinate mortgages, mezzanine loans and participations in such loans.

•	The real estate securities business will be focused on investing in and asset managing commercial real estate securities primarily consisting of CMBS and may include unsecured REIT debt, CDO notes and other securities.

ARC REALTY FINANCE TRUST, INC.
(A Maryland Corporation in the Development Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

Once operations of the Company commence, revenues and expenses will be allocated to the two segments as required for financial disclosure purposes.

Note 3 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Note 4 — Related Party Transactions and Arrangements

As of March 31, 2013, an entity wholly owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of March 31, 2013, the Company had a payable of $0.9 million payable to affiliated entities for services provided and advances received to fund the payment of regulatory filing fees and other offering costs.

Fees Paid in Connection with the Offering

The Dealer Manager will receive fees and compensation in connection with the sale of the Company’s common stock. The Dealer Manager will receive a selling commission of up to 7.0% of the per share purchase price of the Company's offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, it is expected that the Dealer Manager will receive up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers. A participating broker-dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, it is expected that the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees). No such fees have been incurred from the Dealer Manager during the three months ended March 31, 2013.

The Advisor and its affiliates may receive compensation and reimbursement for services relating to the Offering. All offering costs incurred by the Company or its affiliated entities on behalf of the Company are initially charged to deferred costs on the accompanying balance sheet, and will subsequently be charged to additional paid-in capital once the Offering commences. During the three months ended March 31, 2013, the Company has not incurred any offering cost reimbursements to the Advisor and Dealer Manager. The Company is responsible for organizational and offering costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 2.00% of gross proceeds received from its ongoing Offering of common stock, measured at the end of the Offering. Organizational and offering costs in excess of the 2.00% cap as of the end of the offering are the Advisor's responsibility. As of March 31, 2013, organizational and offering costs exceeded 2.00% of gross proceeds received from the Offering by $2.3 million, due to the on-going nature of the offering process and that many expenses were paid before the offering commenced.

Fees Paid in Connection with the Operations of the Company

The Advisor will receive an acquisition fee of 1.0% of the principal amount funded by the Company to acquire or originate commercial real estate debt or the amount invested in the case of other commercial real estate investments. The Advisor may be also be reimbursed for expenses incurred related to selecting, evaluating, originating and acquiring investments on the Company's behalf, which is expected to be approximately 0.5% of the principal amount funded by the Company to acquire or originate commercial real estate debt or the amount invested in the case of other commercial real estate investments. In no event will the total of all acquisition fees and acquisition expenses payable with respect to a particular investment exceed 4.5% of the principal amount funded by the Company to acquire or originate commercial real estate debt or the amount invested in the case of other commercial real estate investments. Once the proceeds from the Offering have been fully invested, the aggregate amount of acquisition fees shall not exceed 1.5% of the principal amount funded by the Company to acquire or originate commercial real estate debt or the amount invested in the case of other commercial real estate investments, as applicable, for all of the assets acquired.

ARC REALTY FINANCE TRUST, INC.
(A Maryland Corporation in the Development Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

The Company will pay the Advisor an annual asset management fee equal to 0.75% of the cost of the Company's assets. Once the Company begins to calculate NAV, the asset management fee will be based on the lower of 0.75% of the costs of the Company's assets and 0.75% of the quarterly NAV. The amount of the asset management fee will be reduced to the extent that the amount of dividends declared during the six month period ending on the last day of the calendar quarter immediately preceding the date such asset management fee is payable, exceeds the funds from operations (“FFO”), as adjusted, for the same period. For purposes of this determination, FFO, as adjusted, is FFO before deducting (i) acquisition fees and related expenses; (ii) non-cash restricted stock grant amortization, if any; and (iii) impairments of real estate related investments, if any (including properties, loans receivable and equity and debt investments). FFO, as adjusted, is not the same as FFO.

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions.

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs.

The Advisor at its election may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes. Any contributed capital amounts are not reimbursable to the Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares.

As of March 31, 2013, no fees or reimbursements were incurred or waived for any period in connection with the operations of the Company and no capital contributions were made by the Advisor.

Fees Paid in Connection with the Liquidation of Assets or Listing of the Company's Common Stock or Termination of the Advisory Agreement

The Company will pay a disposition fee of 1.0% of the contract sales price of each commercial real estate loan or other investment sold, including mortgage-backed securities or collateralized debt obligations issued by a subsidiary of the Company as part of a securitization transaction. The Company will not be obligated to pay a disposition fee upon the maturity, prepayment, workout, modification or extension of commercial real estate debt unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, it will pay a disposition fee upon the sale of such property.

ARC REALTY FINANCE TRUST, INC.
(A Maryland Corporation in the Development Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

The Company may pay the Advisor an annual subordinated performance fee of 15% of the excess of the Company's total return to stockholders in any year, which such total return exceeds 6.0% per annum, provided that in no event will the annual subordinated performance fee exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders’ capital exceeding 6.0% per annum.

If the Company is not listed on an exchange, the Company intends to pay a subordinated participation in the net sale proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors.

If the Company is listed on an exchange, the Company will pay a subordinated incentive listing distribution of 15.0% of the amount by which the adjusted market value of real estate assets plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors. Neither the Advisor nor any of its affiliates can earn both the subordinated participation in the net sale proceeds and the subordinated listing distribution.

Upon termination or non-renewal of the advisory agreement, the Company's Advisor shall be entitled to receive distributions from the OP, pursuant to a special limited partnership interest, equal to 15% of the amount by which the sum of the Company's adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6% cumulative, pre-tax non-compounded return to investors. In addition, the Company's Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

As of March 31, 2013, no fees were paid for any period in connection with the liquidation of assets, listing of the Company's common stock or termination of the advisory agreement.

The Company cannot assure that it will provide the 6.0% return specified in the above agreements but the Advisor will not be entitled to the subordinated performance fee, subordinated participation in net sale proceeds, subordinated incentive listing distribution or subordinated distribution upon termination of the advisory agreement unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions

The Company will also establish a restricted stock award plan for the benefit of employees (if the Company ever has employees), directors, employees of the Advisor and its affiliates. See Note 6 — Share-Based Compensation.

Note 5 — Economic Dependency

Under various agreements, the Company has engaged or will engage the Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations.

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these entities are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

Note 6 — Share-Based Compensation

Restricted Share Plan

The Company has an employee and director incentive restricted share plan (the “RSP”), which provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company or certain consultants to the Company and the Advisor and its affiliates. The total number of common shares granted under the RSP shall not exceed 5.0% of the Company’s authorized common shares pursuant to the Offering and in any event will not exceed 4.0 million shares (as such number may be adjusted for stock splits, stock dividends, combinations and similar events).

ARC REALTY FINANCE TRUST, INC.
(A Maryland Corporation in the Development Stage)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. The fair value of the restricted shares will be expensed over the vesting period of five years.

The RSP also provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum.

There have been no restricted shares issued and there was no compensation expense related to restricted shares for the three months ended March 31, 2013.

Note 7 — Subsequent Events

The Company has evaluated subsequent events through the the filing of this Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following transactions:

Sales of Common Stock

On May 14, 2013, the Company received and accepted aggregate subscriptions equal to the minimum of $2.0 million in shares of common stock, issued shares to the Sponsor in the amount of $1.0 million at a purchase price of $22.50 per share and broke the general escrow requirements of the IPO. As of May 14, 2013, the Company had 97,778 shares outstanding.

On May 13, 2013, the Company's board of directors authorized, and the Company declared, a distribution rate, which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00565068493 per day based on a price of $25.00 per share of common stock. The distributions will begin to accrue commencing with the earlier to occur of: (i) June 15, 2013; and (ii) 15 days following the Company's initial portfolio investment. The distributions will be payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying unaudited financial statements of ARC Realty Finance Trust, Inc. and the notes thereto, and other financial information included elsewhere in this Quarterly Report on Form 10-Q. As used herein, the terms “we,” “our” and “us” refer to ARC Realty Finance Trust, Inc., a Maryland corporation, and, as required by context, to ARC Realty Finance Adviser, LLC (the “Adviser”) and its subsidiaries. ARC Realty Finance Trust, Inc. is externally managed by the Adviser.

The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

•	our use of the proceeds of the offering;
•	our business and investment strategy;
•	our ability to make investments in a timely manner or on acceptable terms;
•	current credit market conditions and our ability to obtain long-term financing for our property investments in a timely manner and on terms that are consistent with what we project when we invest in the property;
•	the effect of general market, real estate market, economic and political conditions, including the recent economic slowdown and dislocation in the global credit markets;
•	our ability to make scheduled payments on our debt obligations;
•	our ability to generate sufficient cash flows to make distributions to our stockholders;
•	the degree and nature of our competition;
•	the availability of qualified personnel;
•	our ability to qualify and maintain our qualification as a REIT; and
•	other factors set forth under the caption ‘‘Risk Factors’’ in our registration statement on Form S-11 (File No. 333-186111)

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason.

You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Overview

We were formed to primarily acquire, originate and manage a diversified portfolio of commercial real estate debt secured by properties located both within and outside the United States. We may also invest in commercial real estate securities, and commercial real estate properties. Commercial real estate debt investments may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. Commercial real estate securities may include commercial mortgage-backed securities (“CMBS”), senior unsecured debt of publicly traded real estate investment trusts (“REITs”) and other publicly traded real estate companies and collateralized debt obligations (“CDOs”). As of March 31, 2013, we had not acquired any real estate debt or other investments.

We were incorporated on November 15, 2012, as a Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2013. We are offering for sale a maximum of $2.0 billion of common stock, $0.01 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Offering also covers the offer and sale of up to $400.0 million in shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of the our common stock.

For at least until February 12, 2015, the per share purchase price in the Offering will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be based on the greater of $23.75 per share or 95% of the estimated value of a share of common stock. Within six months after February 12, 2015, (the “NAV pricing date”) we will begin offering shares in the Offering at a per share purchase price that will vary quarterly and will be equal to the net asset value (“NAV”) divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the immediately preceding quarter (“per share NAV”) and applicable selling commissions and dealer manager fees will be added to the per share price for shares in the our primary offering, but not for the DRIP.

We have sold 8,888 shares of common stock to ARC Realty Finance Special Limited Partnership, LLC (the “Special Limited Partner”), an entity wholly owned by American Realty Capital VIII, LLC (the “Sponsor”) for $22.50 per share or a total of $0.2 million. Substantially all of our business will be conducted through ARC Realty Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. ARC Realty Finance Advisors, LLC (the “Advisor”), is the Company’s affiliated advisor. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP (“OP units”). Additionally, the Special Limited Partner, through the Advisor, expects to contribute $2,020 to the OP in exchange for 90 units of limited partner interest in the aggregate OP ownership, which will represent a nominal percentage of the aggregate OP ownership. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

We have no employees. We have retained the Advisor to manage our affairs on a day-to-day basis. Realty Capital Securities, LLC (the “Dealer Manager”), an entity under common ownership with the Sponsor, serves as the dealer manager of the Offering. The Advisor and Dealer Manager are related parties and will receive compensation and fees for services related to the Offering and the investment and management of our assets. The Advisor and Dealer Manager will receive fees during the offering, acquisition, operational and liquidation stages.

Significant Accounting Estimates and Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating plans occur, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates include:

Real Estate Debt Investments

Commercial real estate debt investments are intended to be held until maturity and, accordingly, will be carried at cost, net of unamortized origination fees, acquisition fees, discounts and unfunded commitments unless such loan or investment is deemed to be impaired. Real estate debt investments that are deemed to be impaired will be carried at amortized cost less a loan loss reserve. Interest income is recorded on the accrual basis and related discounts, premiums, origination costs and fees on investments are amortized over the life of the investment using the effective interest method. The amortization will be reflected as an adjustment to interest income in our consolidated statements of operations.

Real Estate Securities

On the acquisition date, all of our commercial real estate securities will be classified as available for sale, and will be carried at fair value, with any unrealized gains (losses) reported as a component of accumulated other comprehensive income (loss) in our consolidated statement of stockholder's equity. However, we may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities will be recorded in unrealized gains (losses) on investments in our consolidated statement of operations. Interest income on commercial real estate securities will be recognized using the effective interest method with any purchased premium or discount recorded as an adjustment to interest income.

Credit Losses and Impairment on Investments

Real Estate Debt Investments

We will maintain a loan loss reserve on our commercial real estate debt investments, if appropriate. A provision will be established when we believe a loan is impaired, which is when it is deemed probable that we will not be able to collect principal and interest amounts due according to the contractual terms. We will assess the credit quality of the portfolio and adequacy of reserves on at least a quarterly basis. To determine if a commercial real estate debt investment is impaired, we will consider the estimated net recoverable value of the loan as well as other factors, including but not limited to fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the economic situation of the region where the borrower does business. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date.

Income recognition will be suspended for loans at the earlier of the date at which payments become 90-days past due or when, in our opinion, a full recovery of income and principal becomes doubtful. Income recognition will be resumed when the suspended loan becomes contractually current and performance is demonstrated to be resumed. A loan will be written off when it is no longer realizable and legally discharged.

Real Estate Securities

Commercial real estate securities for which the fair value option is not elected will be periodically evaluated for other-than-temporary impairment. A security where the fair value is less than amortized cost will be considered impaired. Impairment of a security will be considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. If it is determined that an other-than-temporary impairment exists, the portion related to credit losses, where we do not expect to recover its entire amortized cost basis, will be recognized as an “Impairment of assets” on our consolidated statement of operations. If we do not intend to sell the security and it is more likely than not that the entity will not be required to sell the security, but the security has suffered a credit loss, the impairment charge will be separated. The credit loss component of the impairment will be recorded as an “Impairment of assets” on our consolidated statement of operations, and the remainder will be recorded in “accumulated other comprehensive income (loss)” on our consolidated balance sheet.

Commercial real estate securities for which the fair value option was elected will not be evaluated for other-than-temporary impairment as changes in fair value are recorded in our consolidated statement of operations.

Derivative Instruments

We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with its borrowings. Certain of the techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.

We will record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.

The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If we elect not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments will be recognized immediately in gains (losses) on derivative instruments in our consolidated statement of operations. If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Income Taxes

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ending December 31, 2013. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax as long as we distribute at least 90% of our REIT taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Results of Operations

Currently, we have not commenced business operations. Because we have not acquired any assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio and real estate generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.

Liquidity and Capital Resources

We are offering and selling to the public in our primary offering up to 80,000,000 shares of our common stock, $0.01 par value per share, at $25.00 per share (subject to certain volume discounts). We also are offering up to 16,842,105 shares of common stock under our DRIP initially at $23.75 per share, which is 95% of the primary offering price. Commencing on the NAV pricing date, we will offer our shares in our primary offering at a price equal to our per share NAV, plus applicable selling commissions and dealer manager fees. We reserve the right to reallocate the shares of common stock we are offering between our primary offering and the DRIP.

Our principal demands for cash will be for acquisition costs, including the purchase price of any commercial real estate investments we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of the Offering. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP units.

We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total ‘‘net assets’’ (as defined by the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of this offering and once we have invested substantially all the proceeds of this offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions.

Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow. Note that, currently, we have not identified any additional sources of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.

Distributions

As of March 31, 2013, we have not paid any distributions. We intend to accrue and pay distributions on a regular basis beginning no later than the first calendar month after the calendar month in which we make our first commercial real estate investment. We intend to fund such distributions from cash flow from operations, however, we may have insufficient cash flow from operations available for distribution until we make substantial investments and we can give no assurance that we will pay distributions solely from our cash flow from operations during the early stages of our operations or at any point in the future. In the event that our cash flow from operations is not sufficient to fully fund our distributions, our organizational documents permit us to pay distributions from any source, including loans, offering proceeds and our advisor’s advances and deferral of fees and expenses reimbursements. We have not established a limit on the amount of proceeds we may use from the Offering to fund distributions. Our board of directors will determine the amount of the distributions to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements, requirements of Maryland law and the annual distribution requirements necessary to maintain our REIT status under the Code. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gains.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Currently, we have not commenced business operations. Because we have not acquired any assets, borrowed any funds or purchased or sold any derivative, we are currently not exposed to interest rate or foreign currency market risks.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Quarterly Report on Form 10-Q.

Change in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ARC REALTY FINANCE TRUST, INC.

PART II

Item 1. Legal Proceedings.

We currently are not subject to any material legal proceedings.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

EXHIBITS INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1*	Amended and Restated Exclusive Dealer Manager Agreement, dated as of April 9, 2013, among the Company, ARC Realty Finance Advisors, LLC and Realty Capital Securities, LLC
3.1*	Articles of Amendment and Restatement
4.1*	Agreement of Limited Partnership of ARC Realty Finance Operating Partnership, L.P., dated as of February 12, 2013
10.1*	Amended and Restated Subscription Escrow Agreement, dated as of March 13, 2013, among Realty Capital Securities, LLC, the Company and UMB Bank, N.A.
10.2*	Advisory Agreement, dated as of February 12, 2013, by and among the Company, ARC Realty Finance Operating Partnership, L.P. and ARC Realty Finance Advisors, LLC
10.3*	Employee and Director Incentive Restricted Share Plan of the Company
10.5*	First Amendment to Advisory Agreement, entered into as of March 11, 2013, by and among the Company, ARC Realty Finance Operating Partnership, L.P. and ARC Realty Finance Advisors, LLC
10.6*	Form of Restricted Share Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of the Company
14*	Code of Ethics
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 *	XBRL (eXtensible Business Reporting Language). The following materials from ARC Realty Finance Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_________________________

*	Filed herewith

ARC REALTY FINANCE TRUST, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC REALTY FINANCE TRUST, INC.

By:
/s/ Nicholas S. Schorsch
Name: Nicholas S. Schorsch Title: Chairman and Chief Executive Officer (Principal Executive Officer)

By:
/s/ Nicholas Radesca
Date: May 15, 2013	Name: Nicholas Radesca Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

