Form 10-Q
period 2013-06-30
ARC Realty Finance Trust, Inc.
filed 2013-08-13
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of July 31, 2013 was 203,560.

PART I

Item 1. Financial Statements.

ARC REALTY FINANCE TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash	$204,309	$573
Loan receivable, net	3,979,467	—
Accrued interest receivable	24,631	—
Prepaid expenses and other assets	33,153	—
Deferred costs	—	940,618
Total assets	$4,241,560	$941,191
LIABILITIES AND STOCKHOLDERS' EQUITY
Revolving line of credit with affiliate	$1,950,000	$—
Due to affiliate	1,255,056	121,500
Accounts payable and accrued expenses	970,329	635,216
Distributions payable	17,755	—
Interest payable	7,987	—
Total liabilities	4,201,127	756,716
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 110,610 and 8,888 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	1,106	89
Additional paid-in capital	218,792	199,911
Accumulated deficit	(179,465)	(15,525)
Total stockholders' equity	40,433	184,475
Total liabilities and stockholders' equity	$4,241,560	$941,191

The accompanying notes are an integral part of these statements.

ARC REALTY FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Net Interest Income:
Interest income	$66,076	$66,077
Interest expense	8,756	8,756
Net interest income	57,320	57,321
Expenses:
Board expenses	81,429	81,429
Insurance expense	55,000	55,000
Professional fees	18,089	18,089
Other expenses	42,934	47,954
Total expenses	197,452	202,472
Net Loss	$(140,132)	$(145,151)

Comprehensive loss	$(140,132)	$(145,151)

Net loss per share, basic and diluted	$(1.37)	$(1.42)
Weighted average shares outstanding, basic and diluted	101,990	101,990

The accompanying notes are an integral part of these statements.

ARC REALTY FINANCE TRUST, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2013

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2012	8,888	$89	$199,911	$(15,525)	$184,475
Issuances of common stock	101,700	1,017	2,300,483	—	2,301,500
Net loss	—	—	—	(145,151)	(145,151)
Distributions declared	—	—	—	(18,789)	(18,789)
Common stock issued through distribution reinvestment plan	22	—	526	—	526
Share-based compensation	3,999	—	6,804	—	6,804
Common stock offering costs, commissions and dealer manager fees	—	—	(2,288,932)	—	(2,288,932)
Balance, June 30, 2013 (Unaudited)	114,609	$1,106	$218,792	$(179,465)	$40,433

The accompanying notes are an integral part of this statement.

ARC REALTY FINANCE TRUST, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

For the Six months ended June 30, 2013
Cash flows from operating activities:
Net loss	$(145,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Discount accretion	(19,733)
Share-based compensation	6,804
Changes in assets and liabilities:
Accrued interest receivable	(24,631)
Prepaid expenses and other assets	(33,153)
Interest payable	7,987
Accounts payable and accrued expenses	129,441
Net cash used in operating activities	$(78,436)
Cash flows from investing activities
Loan investments	$(3,965,914)
Principal repayments received on loan investments	6,179
Net cash used in investing activities	$(3,959,735)
Cash flows from financing activities:
Proceeds from issuances of common stock	$2,301,500
Payments of offering costs and fees related to common stock issuances	(1,142,642)
Advances from affiliate	1,133,556
Borrowings on revolving line of credit with affiliate	1,950,000
Distributions Paid	(507)
Net cash provided by financing activities	$4,241,907
Net change in cash	$203,736
Cash, beginning of period	573
Cash, end of period	$204,309
Supplemental disclosure of non-cash operating and financing activities:
Escrow deposits payable related to loan investments	$5,500
Distributions Payable	$17,755
Common stock issued through distribution reinvestment plan	$526
Reclassification of deferred offering costs to additional paid-in capital	$940,618

The accompanying notes are an integral part of this statement.

ARC REALTY FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 1 — Organization and Business Operations

ARC Realty Finance Trust, Inc. (the “Company”) was incorporated in Maryland on November 15, 2012 and intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2013. The Company intends to offer for sale a maximum of $2.0 billion of common stock, $0.01 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the "Securities Act"). The Offering also covers the offer and sale of up to approximately $400.0 million in shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock. On May 14, 2013, the Company commenced business operations after raising in excess of $2 million of equity, the amount required for the Company to release equity proceeds from escrow.

For at least until February 12, 2015, the per share purchase price in the Offering will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be based on the greater of $23.75 per share or 95% of the estimated value of a share of common stock. As of June 30, 2013, the aggregate value of all the common stock outstanding was $2,765,232 based on a per share value of $25.00 (or $23.75 for shares issued under DRIP). Within six months after February 12, 2015, or the NAV pricing date, the Company will begin offering shares in the Offering at a per share purchase price that will vary quarterly and will be equal to the net asset value (“NAV”) divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the immediately preceding quarter (“per share NAV”) and applicable selling commissions and dealer manager fees will be added to the per share price for shares in the Company’s primary offering but not for the DRIP.

The Company has sold 8,888 shares of the Company's common stock to ARC Realty Finance Special Limited Partnership, LLC (the “Special Limited Partner”), an entity wholly owned by American Realty Capital VIII, LLC (the “Sponsor”) for $22.50 per share or a total of $0.2 million. Substantially all of the Company's business is conducted through ARC Realty Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. ARC Realty Finance Advisors, LLC (the “Advisor”), is the Company’s affiliated advisor. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP (“OP units”). Additionally, the Special Limited Partner, through the Advisor, has contributed $2,020 to the OP in exchange for 90 units of limited partner interest in the aggregate OP ownership, which represents a nominal percentage of the aggregate OP ownership. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

The Company was formed primarily to acquire, originate and manage a diversified portfolio of commercial real estate debt secured by properties located both within and outside the United States. The Company may also invest in commercial real estate securities and commercial real estate properties. Commercial real estate debt investments may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. Commercial real estate securities may include commercial mortgage-backed securities (“CMBS”), senior unsecured debt of publicly traded REITs, other publicly traded real estate companies and collateralized debt obligations (“CDOs”).

The Company has no paid employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the Offering. The Advisor and Dealer Manager are related parties and will receive compensation and fees for services related to the Offering and the investment and management of the Company's assets. The Advisor and Dealer Manager will receive fees during the offering, acquisition, operational and liquidation stages.

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements and related footnotes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘GAAP’’) for interim financial statements. The consolidated financial statements of the Company are prepared on an accrual basis of accounting. In the

ARC REALTY FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

opinion of management, the interim data includes all adjustments necessary for a fair statement of the results for the periods presented. Interim period results may not be indicative of full year or future results. The unaudited consolidated financial statements do not include all information and notes required in annual audited financial statements in conformity with GAAP.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

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

Development Stage Company

On May 14, 2013, the Company received and accepted aggregate subscriptions in excess of the minimum $2.0 million, broke escrow in connection with the Offering and issued shares of common stock to the Company's initial investors who were admitted as stockholders. The Company commenced operations on May 14, 2013 and made its first investment on May 15, 2013. Therefore, as of May 14, 2013, the Company is no longer considered to be a development stage company.

Real Estate Debt Investments

Commercial real estate debt investments are intended to be held until maturity and, accordingly, are carried at cost, net of unamortized origination fees, acquisition fees and expenses, discounts or premiums and unfunded commitments. Real estate debt investments that are deemed to be impaired will be carried at amortized cost less a specific allowance for loan losses. Interest income is recorded on the accrual basis and related discounts, premiums, origination fees and acquisition fees and expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the Company’s consolidated statements of operations.

Allowance for Loan Losses

The allowance for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through the "Provision for loan losses" on the Company's consolidated statements of operations and comprehensive loss and is decreased by charge-offs when losses are confirmed through the receipt of assets such as cash in a pre-foreclosure sale or via ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased. The Company uses a uniform process for determining its allowance for loan losses. The allowance for loan losses includes a general, formula-based component and an asset-specific component.

The general reserve component covers performing loans. General reserves are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. The formula-based general reserve is derived from estimated principal default probabilities and loss severities applied to groups of loans based upon assigned risk ratings for loans with similar risk characteristics during the Company's quarterly loan portfolio assessment. During this assessment, the Company performs a comprehensive analysis of its loan portfolio and assigns risk ratings to loans that incorporate management's current judgments about their credit quality based on all known and relevant internal and external factors that may affect collectability. The Company considers, among other

ARC REALTY FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

things, payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographical location as well as national and regional economic factors. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. Ratings range from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss. The Company currently estimates loss rates based on historical realized losses experienced in the industry and takes into account current economic conditions affecting the commercial real estate market when establishing appropriate time frames to evaluate loss experience.

The asset-specific reserve component relates to reserves for losses on individual impaired loans. The Advisor considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. This assessment is made on a loan-by-loan basis each quarter based on such factors as payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographical location as well as national and regional economic factors. A reserve is established for an impaired loan when the present value of payments expected to be received, observable market prices, or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) is lower than the carrying value of that loan.

For collateral dependent impaired loans, impairment is measured using the estimated fair value of collateral less the estimated cost to sell. The Advisor generally will use the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In more limited cases, the Advisor will obtain external "as is" appraisals for loan collateral, generally when third party participations exist. Valuations will be performed or obtained at the time a loan is determined to be impaired and designated non-performing, and they will be updated if circumstances indicate that a significant change in value has occurred

A loan is also considered impaired if its terms are modified in a troubled debt restructuring ("TDR"). A TDR occurs when a concession is granted and the debtor is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loan.

Income recognition will be suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Advisor, a full recovery of income and principal becomes doubtful. Income recognition will be resumed when the suspended loan becomes contractually current and performance is demonstrated to be resumed. A loan will be written off when it is no longer realizable and legally discharged.

Real Estate Securities

On the acquisition date, all of the Company’s commercial real estate securities will be classified as available for sale, and will be carried at fair value, with any unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains or losses on such securities will be recorded as unrealized gains or losses on investments in the Company’s consolidated and comprehensive loss. Premiums or discounts on commercial real estate securities will be recognized using the effective interest method and recorded as an adjustment to interest income.

Impairment Analysis of Securities

Commercial real estate securities for which the fair value option has not been elected will be periodically evaluated for other-than-temporary impairment. If the fair value of a security is less than its amortized cost, the security will be considered impaired. Impairment of a security will be considered to be other-than-temporary when: (i) the Advisor has the intent to sell the impaired security; (ii) it is more likely than not the Company will be required to sell the security; or (iii) the Advisor does not expect to recover the entire amortized cost of the security. If the Advisor determines that an other-than-temporary impairment exists and a sale is likely to occur, the impairment charge will be recognized as an “Impairment of assets” on the Company's consolidated statement of operations and comprehensive loss. If a sale is not expected to occur, the portion of the impairment charge related to credit factors will be recorded as an “Impairment of assets” on the Company's consolidated statement of operations and comprehensive loss with the remainder recorded as an unrealized gain or loss on investments reported as a component of accumulated other comprehensive income or loss.

ARC REALTY FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Commercial real estate securities for which the fair value option has been elected will not be evaluated for other-than-temporary impairment as changes in fair value are recorded in the Company’s consolidated statement of operations and comprehensive loss.

Fair Value of Financial Instruments

The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash and cash equivalents, accrued interest receivable, due to affiliates and accounts payable and accrued expenses approximate their carrying value on the accompanying consolidated balance sheets due to their short-term nature.

As of June 30, 2013, the Company had acquired one loan. This loan was acquired in May of 2013, and therefore the carrying value approximates the fair value as of June 30, 2013.

As of June 30, 2013, the Company had $2.0 million outstanding under its revolving line of credit, which bears interest at a fixed rate of 3.25%. As of June 30, 2013, the Company believes the carrying value of its revolving line of credit approximates fair value.

Cash and Cash Equivalents

Cash includes cash in bank accounts. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit. Cash equivalents include short-term, liquid investments in a money market fund.

Restricted Cash

Restricted cash may primarily consist of escrow deposits for future debt service payments, taxes, insurance, property maintenance or other amounts collected with mortgage loan originations.

Deferred Costs

Deferred costs may consist primarily of deferred financing costs or deferred offering costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs will be amortized over the terms of the respective financing agreements using the straight-line method. Unamortized deferred financing costs will be expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close will be expensed in the period in which it is determined that the financing will not close.

Deferred offering costs may represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with the registration and sale of shares of the Company's common stock. As of December 31, 2012, such costs totaled $0.9 million. On February 12, 2013, the day the Company commenced its Offering, deferred offering costs were reclassified to stockholders' equity.

Share Repurchase Program

The Company has a Share Repurchase Program (“SRP”) that enables stockholders to sell their shares to the Company. Under the SRP, stockholders may request that the Company redeem all or any portion, subject to certain minimum conditions described below, if such repurchase does not impair the Company's capital or operations.

Prior to the time that the Company’s shares are listed on a national securities exchange and until the Company begins to calculate its NAV, the repurchase price per share will depend on the length of time investors have held such shares as follows: after one year from the purchase date — the lower of $23.13 and 92.5% of the amount they actually paid for each share; after two years from the purchase date — the lower of $23.75 and 95.0% of the amount they actually paid for each share; after three years from the purchase date — the lower of $24.38 and 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $25.00 and 100% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations).

ARC REALTY FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

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

When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP will have the status of authorized but unissued shares. At June 30, 2013, no shares were eligible to be redeemed.

Distribution Reinvestment Plan

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the balance sheet in the period distributions are declared. There have been 22 shares issued under the DRIP as of June 30, 2013.

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

ARC REALTY FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments will be recognized immediately in gains (losses) on derivative instruments in the Company's consolidated statement of operations and comprehensive loss. If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Offering and Related Costs

Offering and related costs include all expenses incurred in connection with the Company’s Offering. Offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Offering costs were reclassified from deferred costs to stockholders' equity (deficit) on the day the Company commenced its operations. Offering costs include all expenses incurred by the Company in connection with its Offering as of such date. These costs include but are not limited to: (i) legal, accounting, printing, mailing and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organizational and offering costs paid by them on behalf of the Company, not withstanding that the Advisor is obligated to reimburse the Company to the extent organizational and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in its offering exceed 2% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other offering costs do not exceed 12% of the gross proceeds determined at the end of offering (See Note 8 — Related Party Transactions and Arrangements).

Share-Based Compensation

The Company has a stock-based incentive award plan, which is accounted for under the guidance for share based payments. The expense for such awards will be included in general and administrative expenses and will be recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 10 — Share-Based Compensation).

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

Per Share Data

The Company will calculate basic income per share by dividing net income for the period by weighted-average shares of its common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options, unvested restricted stock and other securities which are convertible to common stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

Reportable Segments

The Company will conduct its business through the following segments:

•
The real estate debt business will be focused on originating, acquiring and asset managing commercial real estate debt investments, including first mortgage loans, subordinate mortgages, mezzanine loans and participations in such loans.

ARC REALTY FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

•
The real estate securities business will be focused on investing in and asset managing commercial real estate securities primarily consisting of CMBS and may include unsecured REIT debt, CDO notes and other securities.

Through June 30, 2013, all of the Company’s revenues and expenses have been in the real estate debt segment. As the portfolio expands to include real estate securities, the Company will report the results of both reportable segments.

Note 3 — Loan Receivable

The following is a summary of the Company's loans receivable by class (in thousands):

	June 30, 2013	December 31, 2012
Mezzanine loan	$3,979	$—
Total gross carrying value of loan	3,979	—
Allowance for loan losses	—	—
Total loan receivable, net	$3,979	$—

During the three months ended June 30, 2013, the Company acquired a $4.0 million loan and received scheduled principal repayments of $6,179 on the loan. The Company did not record a general or specific allowance for loan losses as of June 30, 2013 because the portfolio consisted of a single performing loan.

The Company's loan receivable portfolio was comprised of the following at June 30, 2013 (in thousands):

Description	Date of Investment	Maturity Date	Original Face Amount	Current Face Amount	Discount*	Carrying Value	Coupon
Hotel - Minneapolis	May 2013	May 2023	$6,500	$6,494	$2,515	$3,979	Fixed

* Amount includes $0.06 million in acquisition fees and expenses.

Credit Characteristics—As part of the Company's process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. The loans are scored on a scale of 1 to 5 as follows:

Investment Rating	Summary Description

1	Investment exceeding fundamental performance expectations and/or capital gain expected. Trends and risk factors since time investment are favorable

2	Performing consistent with expectations and a full return of principal and interest expected. Trends and risk factors are neutral to favorable

3	Performing investments requiring closer monitoring. Trends and risk factors show some deterioration

4	Underperforming investment - some loss of interest or dividend expected, but still expecting a positive return on investment. Trends and risk factors are negative

5	Underperforming investment with expected loss of interest and some principal

All investments are assigned an initial risk rating of 2.

As of June 30, 2013, the weighted average risk rating of loans was 2.0. As of June 30, 2013, the Company had no non-performing, non-accrual or impaired loans.

ARC REALTY FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 4 — Revolving Line of Credit with Affiliate

On May 15, 2013, the Company entered into a credit agreement for an unsecured $5.0 million revolving line of credit with AR Capital, LLC, the parent of the Sponsor (the “Revolver”). The Revolver bears interest at a per annum fixed rate of 3.25% and provides for quarterly interest payments. The Revolver matures in one year, subject to two successive extension terms of one year each. Principal may be drawn or repaid from time-to-time, in whole or in part, without premium or penalty and there are no unused facility fees.

On May 15, 2013, the Company borrowed $2.0 million under the Revolver. As of June 30, 2013, $2.0 million was outstanding under the Revolver, and $3.0 million was available to be borrowed.

Note 5 — Net Loss Per Share

The following is a summary of the basic and diluted net loss per share computation for the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Net loss	$(140,132)	$(145,151)
Basic and diluted weighted-average shares outstanding	101,990	101,990
Basic and diluted net loss per share	$(1.37)	$(1.42)

The basic and diluted weighted-average shares outstanding assume no shares were outstanding prior to the release of equity proceeds from escrow on May 14, 2013.

The Company had 4,089 common share equivalents as of June 30, 2013, which were excluded from the calculation of diluted net loss per share attributable to stockholders as the effect would have been antidilutive. The common share equivalents were comprised of 3,999 unvested restricted shares and 90 OP units as of June 30, 2013.

Note 6 — Common Stock

As of June 30, 2013, the Company had 114,609 shares of common stock outstanding, including shares issued pursuant to the DRIP and unvested restricted shares, and had received total proceeds of $2.5 million.

Distributions—In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, without regard to the deduction for dividends paid and excluding net capital gains. The Company must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal income taxes.

On May 13, 2013, the Company's board of directors authorized, and the Company declared a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00565068493 per day, based on a price of $25.00 per share of common stock. The Company's distributions are payable by the 5th day following each month end to stockholders of record at the close of business each day during the prior month. The first distribution payment was made on June 3, 2013, relating to the period from May 30, 2013 (15 days after the date of the first asset acquisition) through May 31, 2013. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.

The below table shows the distributions paid during the six months ended June 30, 2013.

Payment Date	Weighted Average Shares Outstanding (1)	Amount (2)
June 3, 2013	99,897	$1,034

(1) This represents the weighted average shares outstanding for the period related to the respective payment date.
(2) This includes the dollar amount associated with the shares issued pursuant to the DRIP.

ARC REALTY FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Note 7 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Note 8 — Related Party Transactions and Arrangements

As of June 30, 2013, an entity wholly owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock.

The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of June 30, 2013, the Company had a payable of $1.3 million to affiliated entities for advances received to fund costs incurred by the Company.

The Company entered into the Revolver with an affiliate on May 15, 2013 (See Note 4 — Revolving line of credit with affiliate).

Fees Paid in Connection with the Offering

The Dealer Manager will receive fees and compensation in connection with the sale of the Company’s common stock. The Dealer Manager will receive a selling commission of up to 7.0% of the per share purchase price of the Company's offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, it is expected that the Dealer Manager will receive up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer-manager fee. The Dealer Manager may reallow its dealer-manager fee to such participating broker-dealers. A participating broker-dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, it is expected that the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees).

The table below shows the fees incurred from the Dealer Manager during the three and six months ended June 30, 2013 and the associated payable as of June 30, 2013.

(in thousands)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Payable as of June 30, 2013
Total commissions and fees incurred from the Dealer Manager	$20	$20	$—

The table below shows compensation and reimbursement the Advisor and its affiliates incurred for services relating to the Offering.

(in thousands)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Payable as of June 30, 2013
Total compensation and reimbursement for services provided by the Advisor and affiliates	$191	$635	$634

The payable as of June 30, 2013 in the table above is included in accounts payable and accrued expenses on the Company's consolidated balance sheets.

The Company is responsible for organizational and offering costs from the ongoing offering, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from its ongoing Offering of common stock, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the offering are the Advisor's responsibility. As of June 30, 2013, organizational and offering costs exceeded 2.0% of gross proceeds received

ARC REALTY FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

from the Offering by $2.5 million, due to the on-going nature of the offering process and that many expenses were paid before the offering commenced.

Fees Paid in Connection with the Operations of the Company

The Advisor will receive an acquisition fee of 1.0% of the principal amount funded by the Company to acquire or originate commercial real estate debt or the amount invested in the case of other commercial real estate investments. The Advisor may be also be reimbursed for acquisition expenses incurred related to selecting, evaluating, originating and acquiring investments on the Company's behalf and the Company may incur third party acquisition expenses. In no event will the total of all acquisition fees and acquisition expenses payable with respect to a particular investment exceed 4.5% of the principal amount funded by the Company to acquire or originate commercial real estate debt or the amount invested in the case of other commercial real estate investments. Once the proceeds from the Offering have been fully invested, the aggregate amount of acquisition fees shall not exceed 1.5% of the principal amount funded by the Company to acquire or originate commercial real estate debt or the amount invested in the case of other commercial real estate investments, as applicable, for all of the assets acquired. During the three and six months ended June 30, 2013, the Company has incurred $0.04 million of acquisition fees and $0.02 million of acquisition expenses payable to the Advisor.

The Company will pay the Advisor an annual asset management fee equal to 0.75% of the cost of the Company's assets. Once the Company begins to calculate NAV, the asset management fee will be based on the lower of 0.75% of the costs of the Company's assets and 0.75% of the quarterly NAV. The amount of the asset management fee will be reduced to the extent that the amount of dividends declared during the six month period ending on the last day of the calendar quarter immediately preceding the date such asset management fee is payable, exceeds the funds from operations (“FFO”), as adjusted, for the same period. For purposes of this determination, FFO, as adjusted, is FFO before deducting (i) acquisition fees and related expenses; (ii) non-cash restricted stock grant amortization, if any; and (iii) impairments of real estate related investments, if any (including properties, loans receivable and equity and debt investments). FFO, as adjusted, is not the same as FFO. As of June 30, 2013, no asset management fees were incurred or waived for any period in connection with the operations of the Company.

Effective June 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. Strategic advisory fees are included in other expenses in the Company's consolidated statement of operations and comprehensive loss.

The table below depicts related party fees and reimbursements in connection with the operations of the Company for the three and six months ended June 30, 2013 and the associated payable as of June 30, 2013.

(in thousands)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Payable as of June 30, 2013
Acquisition fees and related expense reimbursements	$59	$59	$59
Advisory fee	28	28	28
Transfer agent fees	10	10	10
Total related party fees and reimbursements	$97	$97	$97

The payables as of June 30, 2013 in the table above are included in accounts payable and accrued expenses on the Company's consolidated balance sheets.

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however,

ARC REALTY FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. As of June 30, 2013, no administrative costs of the Advisor were reimbursed for any period in connection with the operations of the Company.

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s general and administrative costs. The Advisor did not waive or absorb any fees for the three and six months ended June 30, 2013.

The Advisor at its election may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes. Any contributed capital amounts are not reimbursable to the Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares. The Advisor did not contribute capital to enhance the Company's cash position for working capital or distribution purposes as of June 30, 2013.

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

The Company may pay the Advisor an annual subordinated performance fee of 15.0% of the excess of the Company's total return to stockholders in any year, which such total return exceeds 6.0% per annum, provided that in no event will the annual subordinated performance fee exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the return on stockholders’ capital exceeding 6.0% per annum.

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

Upon termination or non-renewal of the advisory agreement, the Company's Advisor shall be entitled to receive distributions from the OP, pursuant to a special limited partnership interest, equal to 15.0% of the amount by which the sum of the Company's adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax non-compounded return to investors. In addition, the Company's Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

As of June 30, 2013, no fees were paid for any period in connection with the liquidation of assets, listing of the Company's common stock or termination of the advisory agreement.

ARC REALTY FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

The Company cannot assure that it will provide the 6.0% return specified in the above agreements but the Advisor will not be entitled to the subordinated performance fee, subordinated participation in net sale proceeds, subordinated incentive listing distribution or subordinated distribution upon termination of the advisory agreement unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions

The Company will also establish a restricted stock award plan for the benefit of employees (if the Company ever has employees), directors, employees of the Advisor and its affiliates (See Note 10 — Share-Based Compensation).

Note 9 — Economic Dependency

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

Note 10 — Share-Based Compensation

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

As of June 30, 2013, the Company had granted 3,999 restricted shares to its board of directors. Based on a share price of $22.50, the compensation expense associated with the restricted share grant was $6,804 for the three and six months ended June 30, 2013.

Note 11 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

ARC REALTY FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(Unaudited)

Sales of Common Stock

As of July 31, 2013, the Company had 203,560 shares of common stock outstanding, including unvested restricted shares, from total proceeds from the Offering of $4.5 million. As of July 31, 2013, the aggregate value of all share issuances was $5.0 million based on a per share value of $25.00 (or $23.75 per share for shares issued under the DRIP).

Total capital raised to date, including shares issued under the DRIP, is as follows:

Source of Capital (in thousands)	Inception to June 30, 2013	July 1 to July 31, 2013	Total
Common stock	$2,502	$1,975	$4,477

Dividends Paid

On July 1, 2013, we paid a distribution of $16,148 to stockholders of record during the month of June 2013. Approximately $7,952 of the distribution was paid in cash, while $8,196 was used to purchase 345 shares for those stockholders that chose to reinvest dividends through our DRIP. After the July 1, 2013 dividend payment, the Company had a dividend payable of $1,607 that relates to dividends declared on the 8,888 shares issued to the Special Limited Partner.

Debt Obligations

On July 17, 2013, the Company entered into an amendment to its Revolver. The amendment increased the aggregate financing available under the line of credit from $5.0 million to $10.0 million. The amendment did not change any of the other terms of the Revolver.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the accompanying unaudited financial statements of ARC Realty Finance Trust, Inc. and the notes thereto, and other financial information included elsewhere in this Quarterly Report on Form 10-Q. As used herein, the terms “we,” “our” and “us” refer to ARC Realty Finance Trust, Inc., a Maryland corporation, and, as required by context, to ARC Realty Finance Advisors, LLC (the “Advisor”) and its subsidiaries. ARC Realty Finance Trust, Inc. is externally managed by the Advisor.

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

•	the effect of general market, real estate market, economic and political conditions, including the recent economic slowdown and dislocation in the global credit markets;

•	our ability to make scheduled payments on our debt obligations;

•	our ability to generate sufficient cash flows to make distributions to our stockholders;

•	the degree and nature of our competition;

•	the availability of qualified personnel;

•	our ability to qualify and maintain our qualification as a REIT; and

•	other factors set forth under the caption ‘‘Risk Factors’’ in our registration statement on Form S-11 (File No. 333-186111).

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

Overview

We were incorporated on November 15, 2012, as a Maryland corporation that intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2013. We are offering for sale a maximum of $2.0 billion of common stock, $0.01 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the "Securities Act"). The Offering also covers the offer and sale of up to $400 million in shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of our common stock. On May 14, 2013, we commenced business operations after raising in excess of $2 million of equity, the amount required for us to release equity proceeds from escrow

For at least until February 12, 2015, the per share purchase price in the Offering will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be based on the greater of $23.75 per share or 95% of the estimated value of a share of common stock. As of June 30, 2013, the aggregate value of all the common stock outstanding was $2,765,232 based on a per share value of $25.00 (or $23.75 for shares issued under DRIP). Within six months after February 12, 2015, or the NAV pricing date, we will begin offering shares in the Offering at a per share purchase price that will vary quarterly and will be equal to the net asset value (“NAV”) divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the immediately preceding quarter (“per share NAV”). Applicable selling commissions and dealer manager fees will be added to the per share price for shares in our primary offering but not for the DRIP.

We have sold 8,888 shares of common stock to ARC Realty Finance Special Limited Partnership, LLC (the “Special Limited Partner”), an entity wholly owned by American Realty Capital VIII, LLC (the “Sponsor”) for $22.50 per share or a total of $0.2 million. Substantially all of our business will be conducted through ARC Realty Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Advisor is our affiliate. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP (“OP units”). Additionally, the Special Limited Partner, through the Advisor, expects to contribute $2,020 to the OP in exchange for 90 units of limited partner interest in the aggregate OP ownership, which will represent a nominal percentage of the aggregate OP ownership. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

We were formed to primarily acquire, originate and manage a diversified portfolio of commercial real estate debt secured by properties located both within and outside the United States. We may also invest in commercial real estate securities and commercial real estate properties. Commercial real estate debt investments may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. Commercial real estate securities may include commercial mortgage-backed securities (“CMBS”), senior unsecured debt of publicly traded REITs and other publicly traded real estate companies and collateralized debt obligations (“CDOs”).

We have no paid employees. We have retained the Advisor to manage our affairs on a day-to-day basis. Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the Offering. The Advisor and Dealer Manager are related parties and will receive compensation and fees for services related to the Offering and the investment and management of our assets. The Advisor and Dealer Manager will receive fees during the offering, acquisition, operational and liquidation stages.

Significant Accounting Estimates and Critical Accounting Policies

Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating plans occur, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

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

Real Estate Debt Investments

Commercial real estate debt investments are intended to be held until maturity and, accordingly, are carried at cost, net of unamortized origination fees, acquisition fees and expenses, discounts or premiums and unfunded commitments. Real estate debt investments that are deemed to be impaired will be carried at amortized cost less a specific allowance for loan losses. Interest income is recorded on the accrual basis and related discounts, premiums, origination costs and fees on investments are amortized over the life of the investment using the effective interest method. The amortization will be reflected as an adjustment to interest income in our consolidated statements of operations.

Allowance for Loan Losses

The allowance for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through the "Provision for loan losses" on our Consolidated Statements of Operations and is decreased by charge-offs when losses are confirmed through the receipt of assets such as cash in a pre-foreclosure sale or via ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased. We use a uniform process for determining the allowance for loan losses, which includes a general, formula-based component and an asset-specific component.

The general reserve component covers performing loans. General reserves are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. The formula-based general reserve is derived from estimated principal default probabilities and loss severities applied to groups of loans based upon risk ratings assigned to loans with similar risk characteristics during our quarterly loan portfolio assessment. During this assessment, we perform a comprehensive analysis of its loan portfolio and assigns risk ratings to loans that incorporate management's current judgments about their credit quality based on all known and relevant internal and external factors that may affect collectability. We consider, among other things, payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographical location as well as national and regional economic factors. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. Ratings range from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss. We currently estimate loss rates based on historical realized losses experienced in the industry and take into account current economic conditions affecting the commercial real estate market when establishing appropriate time frames to evaluate loss experience.

The asset-specific reserve component relates to reserves for losses on individual impaired loans. We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. This assessment is made on a loan-by-loan basis each quarter based on such factors as payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographical location as well as national and regional economic factors. A reserve is established for an impaired loan when the present value of payments expected to be received, observable market prices or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) is lower than the carrying value of that loan. Because this determination is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date.

For collateral dependent impaired loans, impairment is measured using the estimated fair value of collateral less the estimated cost to sell. We generally will use the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In more limited cases, we will obtain external "as is" appraisals for loan collateral, generally when third party participations exist. Valuations will be performed or obtained at the time a loan is determined to be impaired and designated non-performing, and they will be updated if circumstances indicate that a significant change in value has occurred

A loan is also considered impaired if its terms are modified in a troubled debt restructuring ("TDR"). A TDR occurs when we have granted a concession and the debtor is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loan.

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

Real Estate Securities

On the acquisition date, all of our commercial real estate securities will be classified as available for sale, and will be carried at fair value, with any unrealized gains (losses) reported as a component of accumulated other comprehensive income (loss) in our consolidated statement of stockholders' equity. However, we may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities will be recorded in unrealized gains (losses) on investments in our consolidated statement of operations and comprehensive loss. Interest income on commercial real estate securities will be recognized using the effective interest method with any purchased premium or discount recorded as an adjustment to interest income.

Impairment Analysis of Securities

Commercial real estate securities for which the fair value option has not been elected will be periodically evaluated for other-than-temporary impairment. A security where the fair value is less than amortized cost will be considered impaired. Impairment of a security will be considered to be other-than-temporary when: (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. If we determine that an other-than-temporary impairment exists and a sale is likely to occur, the impairment charge will be recognized as an “Impairment of assets” on our consolidated statement of operations and comprehensive loss. If a sale is not expected to occur, the portion of the impairment charge related to credit factors will be recorded as an “Impairment of assets” on our statement of operations and comprehensive loss and with the remainder recorded as an unrealized gain or loss on investments reported as a component of accumulated other comprehensive income or loss.

Commercial real estate securities for which the fair value option has been elected will not be evaluated for other-than-temporary impairment as changes in fair value are recorded in our consolidated statement of operations and comprehensive loss.

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

We will record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.

The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If we elect not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments will be recognized immediately in gains (losses) on derivative instruments in our consolidated statement of operations and comprehensive loss. If the derivative is designated and qualifies for hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

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

Results of Operations

On May 14, 2013, we commenced business operations after raising in excess of $2 million of equity, the amount required for us to release equity proceeds from escrow. Prior to May 14, 2013, we did not generate operating income and therefore do not have comparative periods to present.

On May 15, 2013, we acquired a mezzanine loan in the amount of $6.5 million (the “Loan”) secured by the pledge of certain ownership interests in the owner and subtenant of the W Minneapolis - The Foshay hotel (the “Property”) located in Minneapolis, Minnesota. The Property contains 229 rooms, 32 stories and certain amenities, including 6,761 square feet of meeting and event space. The Loan was originated by an unrelated third party in connection with a $51.0 million senior loan (the “Senior Loan”) which is secured by the fee simple interest in the Property. The Loan and Senior Loan total a 77% loan-to-appraised value ratio in relationship to the Property and were made to allow the owner of the Property to refinance certain other borrowings.
The Loan bears interest at a fixed rate of 5.462% per annum, subject to an interest rate increase in the case of a default. The Loan has an initial term of 10 years and requires amortizing monthly payments of principal and interest. The Loan may be prepaid in whole, but not in part, on any monthly payment date, beginning on the monthly payment date in February 2023. For the three and six months ended June 30, 2013, our assets generated $66,076 of interest income.
We purchased the Loan at a discounted price of $4.0 million with: (i) proceeds from our ongoing offering in the amount of $2.0 million; and (ii) borrowings under a line of credit made available to us by the parent of our Sponsor in the amount of $2.0 million. Interest expense on our line of credit for the three and six months ended June 30, 2013 was $8,756.
During the three and six months ended June 30, 2013, we incurred total operating expenses of $197,452 and $202,472, respectively, primarily related to board of directors expenses for meetings during the period, ongoing directors and officers insurance expenses and transaction management services, accounting and other professional expenses. We did not incur asset management fees for the three and six month periods because adjusted funds from operations did not exceed our distributions.

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

Our principal demands for cash will be for acquisition costs, including the purchase price of any commercial real estate investments we acquire, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of the Offering. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in OP units.
On May 15, 2013, we entered into an unsecured $5.0 million revolving line of credit with the parent of our Sponsor, the line of credit bears interest at a per annum fixed rate of 3.25%. The line of credit matures in one year, subject to two successive extension terms of one year each and provides for quarterly interest-only payments, with all principal and interest outstanding being due on the maturity date. The line of credit may be prepaid from time to time and at any time, in whole or in part, without premium or penalty. We entered into the line of credit in connection with the acquisition of the Loan and with such other investments which may become available to us.    As of June 30, 2013, there was $2.0 million of principal outstanding on the Loan.
We expect to use additional debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total ‘‘net assets’’ (as defined by the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of this offering and once we have invested substantially all the proceeds of this offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions.

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

Distributions
On May 13, 2013, our board of directors authorized, and we declared, a distribution rate, which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00565068493 per day based on a price of $25.00 per share of common stock. The distributions began to accrue on May 30, 2013 and will be payable by the fifth day following the end of each month to stockholders of record at the close of business each day during the prior month.
On June 3, 2013, we paid a distribution of $1,034 to stockholders of record during the month of May 2013. Approximately $507 of the distribution was paid in cash, while $526 was used to purchase 22 shares for those stockholders that chose to reinvest dividends through our DRIP.
For the month of June 2013, we have accrued $17,755 of distributions payable to stockholders in July 2013.
We intend to fund our distributions from cash flow from operations, however, we may have insufficient cash flow from operations available for distribution until we make substantial investments and we can give no assurance that we will pay distributions solely from our cash flow from operations during the early stages of our operations or at any point in the future. In the event that our cash flow from operations is not sufficient to fully fund our distributions, our organizational documents permit us to pay distributions from any source, including loans, offering proceeds and our advisor’s advances and deferral of fees and expenses reimbursements. We have not established a limit on the amount of proceeds we may use from the Offering to fund distributions. Our board of directors will determine the amount of the distributions to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements, requirements of Maryland law and the annual distribution requirements necessary to maintain our REIT status under the Code. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gains.

Cash Flows

Net cash used in operating activities for the six months ended June 30, 2013 was $0.1 million. During our first six months of operations, net cash outflows included a net loss adjusted for non-cash items of $0.2 million (net loss of $0.1 million adjusted for non-cash items including discount accretion $19,733 and share-based compensation of $6,804) and a increase in prepaid expenses and other assets of $33,153. These cash outflows were partially offset by cash inflows that consisted of an increase in accounts payable and accrued expenses of $0.1 million.

Net cash used in investing activities for the six months ended June 30, 2013 was $4.0 million representing the investment made during the second quarter of 2013.

Net cash provided by financing activities for the six months ended June 30, 2013 was $4.2 million. Cash inflows for the period of $2.3 million from the issuance of common stock, $2.0 million from borrowings on our revolving line of credit and $1.1 million in advances from our affiliates were partially offset by the payment of $1.1 million of offering costs.

Off Balance Sheet Arrangements

We currently have no off balance sheet arrangements.

Related Party Arrangements
ARC Realty Finance Advisors, LLC
Subject to certain restrictions and limitations, our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on our behalf. For such services, to the extent permitted by law and regulations, our Advisor receives fees and reimbursements from us. Below is a description and table of the fees and reimbursements incurred to our Advisor.
Organization and Offering Costs
Our Advisor, or its affiliates, is entitled to receive reimbursement for costs paid on our behalf in connection with our Offering. We are obligated to reimburse our Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the organization and offering costs do not exceed 2.0% of gross proceeds from our Primary Offering. Our Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $40.0 million, or 2.0% of the total proceeds available to be raised from our Primary Offering. We shall not reimburse our Advisor for any organization and offering costs that our independent directors determine are not fair and commercially reasonable to us.
Operating Costs
We will reimburse our Advisor’s costs of providing administrative services, subject to the limitation that we will not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, we will reimburse our Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, we will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions.
Asset Management Fee
Our Advisor, or its affiliates, receives a monthly asset management fee equal to one-twelfth of 0.75% of the cost of our assets. The amount of the asset management fee will be reduced to the extent that the amount of dividends declared during the six month period ending on the last day of the calendar quarter immediately preceding the date such asset management fee is payable, exceeds the funds from operations (“FFO”), as adjusted, for the same period.
Asset Acquisition Fee
Our Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the principal amount funded by us to acquire or originate commercial real estate debt or the amount invested in the case of other commercial real estate investments. Acquisition fees paid to our Advisor related to the origination or acquisition of CRE debt investments are included in CRE debt investments, net on our consolidated balance sheets and amortized to interest income over the life of the investment using the effective interest method.

Asset Acquisition Expense
From time to time, our Advisor, or its affiliates, may receive reimbursements for acquisition expenses incurred related to selecting, evaluating, originating and acquiring investments on our behalf. Acquisition expenses paid to our Advisor related to the origination or acquisition of CRE debt investments are included in loan receivable, net on our consolidated balance sheets and amortized to interest income over the life of the investment using the effective interest method.
Asset Disposition Fee
We will pay a disposition fee of 1.0% of the contract sales price of each commercial real estate loan or other investment sold, including mortgage-backed securities or collateralized debt obligations issued by our subsidiary as part of a securitization transaction. We will not be obligated to pay a disposition fee upon the maturity, prepayment, workout, modification or extension of commercial real estate debt unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of: (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a loan, we will pay a disposition fee upon the sale of such property.

Realty Capital Securities, LLC
Selling Commissions and Dealer Manager Fees
Pursuant to a dealer manager agreement, we pay our Dealer Manager selling commissions of up to 7.0% of gross proceeds from our Primary Offering, all of which are reallowed to participating broker-dealers. In addition, we pay our Dealer Manager a dealer manager fee of 3.0% of gross proceeds from our Primary Offering, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fees are paid for sales under our DRP.
The table below presents related party fees and reimbursements for the three and six months ended June 30, 2013 and the associated payable as of June 30, 2013.

(in thousands)	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Payable as of June 30, 2013
Total commissions and fees incurred from the Dealer Manager	$20	$20	$—
Total compensation, fees or reimbursement for services provided by the Advisor and affiliates	288	732	731
Total related party fees and reimbursements	308	752	731

Non-GAAP Financial Measures

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, or NAREIT, and the Investment Program Association, or IPA, industry trade groups, have each promulgated measures respectively known as funds from operations, or FFO, and modified funds from operations, or MFFO, which we believe to be appropriate supplemental measures to reflect the operating performance of a real estate investment trust, or REIT. The use of FFO and MFFO is recommended by the REIT industry as supplemental performance measures. FFO and MFFO are not equivalents to our net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT's policy described above. We believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.

Changes in the accounting and reporting rules under U.S. GAAP that have been put into effect since the establishment of NAREIT's definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. For instance, the accounting treatment for acquisition fees related to business combinations has changed from being capitalized to being expensed. Additionally, publicly registered, non-listed REITs are typically different from traded REITs because they generally have a limited life followed by a liquidity event or other targeted exit strategy. Non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation as compared to later years when the proceeds from their continuous public offering have been fully invested and when the Company is seeking to implement a liquidity event or other exit strategy. However, it is likely that we will make investments past the acquisition stage, albeit at a substantially lower pace.
The origination and acquisition of debt investments and the corresponding acquisition fees paid to our advisor (and any offsetting origination fees received from our borrowers) associated with such activity is a key operating feature of our business plan that results in generating income and cash flow in order to make distributions to stockholders. Therefore, the exclusion for acquisition fees may be of limited value in calculating operating performance because acquisition fees affect our overall long-term operating performance and may be recurring in nature as part of net income (loss) and income (loss) from operations over the life of our company. Acquisition fees paid to our advisor in connection with the origination and acquisition of debt investments are amortized over the life of the investment as an adjustment to interest income under U.S. GAAP and are therefore, included in the computation of net income (loss) and income (loss) from operations, both of which are performance measures under U.S. GAAP. Acquisition fees paid to our advisor in connection with the acquisition of properties are characterized as operating expenses in determining operating net income. All such acquisition fees are paid in cash that would otherwise be available to distribute to our stockholders. In the event that proceeds from our offering are not sufficient to fund the payment or reimbursement of acquisition fees and expenses to our advisor, such fees would be paid from other sources, including new financing, operating cash flow, net proceeds from the sale of investments or from other cash flows. We believe that acquisition fees incurred by us negatively impact our operating performance during the period in which such investments are originated or acquired by reducing cash flows and therefore the potential distributions to stockholders.
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010 - 01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; fair value adjustments on real estate related investments such as commercial real estate securities or derivative investments included in net income; impairments of real estate related investments, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses from fair value adjustments on real estate securities, including commercial mortgage backed securities and other securities, interest rate swaps and other derivatives not deemed to be hedges and foreign exchanges holdings; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we will be responsible for managing interest rate, hedge and foreign exchange risk, we expect to retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of our core operations.
Our MFFO calculation excludes impairments of real estate related investments, including loans. We assess the credit quality of our investments and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. For loans classified as held-for-investment, we establish and maintain a general allowance for loan losses inherent in our portfolio at the reporting date and, where appropriate, a specific allowance for loan losses for loans we have determined to be impaired at the reporting date. An individual loan is considered impaired when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Real estate related securities are evaluated for other-than-temporary impairment when the fair value of a security falls below its net amortized cost. Significant judgment is required in this analysis. We consider the estimated net recoverable value of the loan or security as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Fair value is typically estimated based upon discounting the expected future cash flows of the underlying collateral taking into consideration the discount rate, capitalization rate, occupancy, creditworthiness of major tenants and many other factors. This requires significant judgment and because it is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a specific allowance for loan losses is recorded. In the case of securities, all or a portion of a deemed impairment may be recorded. Due to our limited life, any allowance for loan losses or impairment of securities recorded may be difficult to recover.
MFFO is a metric used by management to evaluate our performance against other non-traded REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter and is not intended to be used as a liquidity measure. Although management uses the MFFO metric to evaluate future operating performance, this metric excludes certain key operating items and other adjustments that may affect our overall operating performance. MFFO is not equivalent to net income (loss) as determined under U.S. GAAP. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisitions costs are funded from the proceeds of this offering and other financing sources and not from operations. By excluding impairments for real estate related investment and amortized or expensed acquisition costs, the use of MFFO provides information consistent with management's analysis of the operating performance of our investments. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates for the collateral securing our debt investments, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which investments are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are making our investments and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our investments have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-traded REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisition stages are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and investments have been made, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which investments are made.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is initially a stated value and there will not be a per share NAV determination for at least two years after the commencement of this offering. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after our per share NAV is disclosed, as well as after our offering and acquisition stages are completed. FFO and MFFO are not useful measures in evaluating NAV because impairments are taken into account in determining NAV but not in determining FFO or MFFO.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The table below reflects the items deducted or added to net loss in our calculation of FFO and MFFO for the three and six months ended June 30, 2013.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013

Funds From Operations:
Net Loss	$(140,132)	$(145,151)
Funds from operations	$(140,132)	$(145,151)
Modified Funds From Operations:
Funds from operations	$(140,132)	$(145,151)
Amortization of premiums, discounts and fees on investments and borrowings, net	(19,433)	(19,433)
Acquisition fees and expenses	58,610	58,610
Modified funds from operations	$(100,955)	$(105,974)

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the periods covered by this report, we did not engage in interest rate hedging activities. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments and thus we are not exposed to foreign currency fluctuations.

As of June 30, 2013, we had only fixed rate assets and borrowings. Therefore, changes in market interest rates would not impact the interest income or expense from these assets and liabilities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities that were not registered under the Securities Act during the three months ended June 30, 2013.

On February 12, 2013, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-186111) filed under the Securities Act (the “Registration Statement”), and we commenced our Offering on a “reasonable best efforts” basis of up to a maximum of $2.0 billion of common stock, consisting of up to 80.0 million shares. The Registration Statement also registers approximately 16.8 million shares of common stock pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of June 30, 2013, we have issued 110,610 shares of our common stock, including shares issued pursuant to the DRIP, and have raised $2.5 million of offering proceeds.

The following table reflects the offering costs associated with the issuance of common stock:

(in thousands)	As of June 30, 2013
Selling commissions and dealer manager fees	$20
Other offering expenses	2,269
Total offering expenses	$2,289

The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker dealers.

We are responsible for the organizational and offering costs of the Offering, excluding commissions and dealer manager fees, up to a maximum of 2.0% of the gross proceeds received from the Offering, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the Offering are our Advisor's responsibility. As of June 30, 2013, organizational and offering costs exceeded 2.0% of gross proceeds received from the Offering by $2.5 million, due to the ongoing nature of the offering process and because many expenses were paid before the Offering commenced.

As of June 30, 2013, our net offering proceeds, after deducting the total expenses outlined above, were approximately $0.2 million. On May 15, 2013, we acquired the Loan at a discounted price of $4.0 million with (i) proceeds from our ongoing offering in the amount of $2.0 million and (ii) borrowings under a line of credit made available to us by the parent of our Sponsor in the amount of $2.0 million.

We had not repurchased any of our securities as of June 30, 2013.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

EXHIBITS INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1*	Second Amended and Restated Subscription Escrow Agreement, dated as of July 26, 2013, among Realty Capital Securities, LLC, the Company and UMB Bank, N.A.
10.7*	Revolving Line of Credit, dated as of May 15, 2013, by and between AR Capital, LLC and ARC Realty Finance Trust, Inc.
10.8*	First Amendment to Revolving Line of Credit, dated as of July 17, 2013, by and between AR Capital, LLC and ARC Realty Finance Trust, Inc.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from ARC Realty Finance Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended June 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information in furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_________________________

*	Filed herewith

ARC REALTY FINANCE TRUST, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC REALTY FINANCE TRUST, INC.
By: /s/ Nicholas S. Schorsch Name: Nicholas S. Schorsch Title: Chairman and Chief Executive Officer (Principal Executive Officer)
Dated: August 13, 2013	By: /s/ Nicholas Radesca Name: Nicholas Radesca Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)