Form 10-Q
period 2013-09-30
ARC Realty Finance Trust, Inc.
filed 2013-11-14
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of October 31, 2013 was 826,213.

PART I

Item 1. Financial Statements.

ARC REALTY FINANCE TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash	$160,534	$573
Loans receivable, net	18,139,541	—
Accrued interest receivable	62,057	—
Prepaid expenses and other assets	287,244	—
Deferred costs	—	940,618
Total assets	$18,649,376	$941,191
LIABILITIES AND STOCKHOLDERS' EQUITY
Revolving line of credit with affiliate	$5,840,000	$—
Accounts payable and accrued expenses	1,400,191	635,216
Due to affiliate	1,068,709	121,500
Distributions payable	83,430	—
Interest payable	7,388	—
Total liabilities	8,399,718	756,716
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 595,377 and 8,888 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	5,914	89
Additional paid-in capital	10,561,996	199,911
Accumulated deficit	(318,252)	(15,525)
Total stockholders' equity	10,249,658	184,475
Total liabilities and stockholders' equity	$18,649,376	$941,191

The accompanying notes are an integral part of these statements.

ARC REALTY FINANCE TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Net Interest Income:
Interest income	$175,380	$241,457
Interest expense	8,156	16,912
Net interest income	167,224	224,545
Expenses:
Board expenses	54,286	135,715
Insurance expense	55,000	110,000
Professional fees	28,024	46,113
Other expenses	2,599	50,552
Total expenses	139,909	342,380
Net income (loss)	$27,315	$(117,835)

Comprehensive income (loss)	$27,315	$(117,835)

Basic net income (loss) per share	$0.09	$(0.50)
Diluted net income (loss) per share	$0.09	$(0.50)
Basic weighted average shares outstanding	308,116	237,444
Diluted weighted average shares outstanding	312,115	237,444

The accompanying notes are an integral part of these statements.

ARC REALTY FINANCE TRUST, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2013

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2012	8,888	$89	$199,911	$(15,525)	$184,475
Issuances of common stock	580,632	5,806	14,010,880	—	14,016,686
Net loss	—	—	—	(117,835)	(117,835)
Distributions declared	—	—	—	(184,892)	(184,892)
Common stock issued through distribution reinvestment plan	1,858	19	44,110	—	44,129
Share-based compensation	3,999	—	11,340	—	11,340
Common stock offering costs, commissions and dealer manager fees	—	—	(3,704,245)	—	(3,704,245)
Balance, September 30, 2013 (Unaudited)	595,377	$5,914	$10,561,996	$(318,252)	$10,249,658

The accompanying notes are an integral part of this statement.

ARC REALTY FINANCE TRUST, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

For the Nine months ended September 30, 2013
Cash flows from operating activities:
Net loss	$(117,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Discount accretion	(58,093)
Share-based compensation	11,340
Changes in assets and liabilities:
Accrued interest receivable	(62,057)
Prepaid expenses and other assets	(287,244)
Accounts payable and accrued expenses	726,176
Interest payable	7,388
Net cash provided by operating activities	219,675
Cash flows from investing activities
Loan investments	(18,107,335)
Principal repayments received on loan investments	25,887
Net cash used in investing activities	(18,081,448)
Cash flows from financing activities:
Proceeds from issuances of common stock	14,016,686
Payments of offering costs and fees related to common stock issuances	(2,724,829)
Borrowings on revolving line of credit with affiliate	9,190,000
Repayments of revolving line of credit with affiliate	(3,350,000)
Advances from affiliate	947,209
Distributions paid	(57,332)
Net cash provided by financing activities	18,021,734
Net change in cash	159,961
Cash, beginning of period	573
Cash, end of period	$160,534
Supplemental disclosure of non-cash operating and financing activities:
Escrow deposits payable related to loan investments	$50,000
Distributions payable	$83,430
Common stock issued through distribution reinvestment plan	$44,129
Reclassification of deferred offering costs to additional paid-in capital	$940,618

The accompanying notes are an integral part of this statement.

ARC REALTY FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Note 1 — Organization and Business Operations

ARC Realty Finance Trust, Inc. (the “Company”) was incorporated in Maryland on November 15, 2012 and intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2013. The Company is offering for sale a maximum of $2.0 billion of common stock, $0.01 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the "Securities Act"). The Offering also covers the offer and sale of up to approximately $400.0 million in shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock. On May 14, 2013, the Company commenced business operations after raising in excess of $2.0 million of equity, the amount required for the Company to release equity proceeds from escrow.

For at least until February 12, 2015, the per share purchase price in the Offering will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be based on the greater of $23.75 per share or 95% of the estimated value of a share of common stock. As of September 30, 2013, the aggregate value of all the common stock outstanding was $14.8 million based on a per share value of $25.00 (or $23.75 for shares issued under DRIP). Within six months after February 12, 2015, or the NAV pricing date, the Company will begin offering shares in the Offering at a per share purchase price that will vary quarterly and will be equal to the net asset value (“NAV”) divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the immediately preceding quarter (“per share NAV”) and applicable selling commissions and dealer manager fees will be added to the per share price for shares in the Company’s primary offering but not for the DRIP.

The Company has sold 8,888 shares of the Company's common stock to ARC Realty Finance Special Limited Partnership, LLC (the “Special Limited Partner”), an entity wholly owned by American Realty Capital VIII, LLC (the “Sponsor”) for $22.50 per share or a total of $0.2 million. Substantially all of the Company's business is conducted through ARC Realty Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. ARC Realty Finance Advisors, LLC (the “Advisor”) is the Company’s affiliated advisor. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP (“OP units”). Additionally, the Special Limited Partner expects to contribute $2,020 to the OP in exchange for 90 units of limited partner interests in the aggregate OP ownership, which represents a nominal percentage of the aggregate OP ownership. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

The Company was formed to acquire, originate and manage a diversified portfolio of commercial real estate debt secured by properties located both within and outside the United States. The Company may also invest in commercial real estate securities and commercial real estate properties. Commercial real estate debt investments may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. Commercial real estate securities may include commercial mortgage-backed securities (“CMBS”), senior unsecured debt of publicly traded REITs, debt or equity securities of other publicly traded real estate companies and collateralized debt obligations (“CDOs”).

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

Note 2 — Summary of Significant Accounting Policies

Basis of Accounting

The accompanying consolidated financial statements and related footnotes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘GAAP’’) for interim financial

ARC REALTY FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

statements. The consolidated financial statements of the Company are prepared on an accrual basis of accounting. In the opinion of management, the interim data includes all adjustments, of a normal and recurring nature, necessary for a fair statement of the results for the periods presented. Interim period results may not be indicative of full year or future results. The unaudited consolidated financial statements do not include all information and notes required in annual audited financial statements in conformity with GAAP.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.

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

Development Stage Company

On May 14, 2013, the Company received and accepted aggregate subscriptions in excess of the minimum $2.0 million, broke escrow in connection with the Offering and issued shares of common stock to the Company's initial investors who were consequently admitted as stockholders. The Company commenced operations on May 14, 2013 and made its first investment on May 15, 2013. Therefore, as of May 14, 2013, the Company was no longer considered a development stage company.

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

Allowance for Loan Losses

The allowance for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through the "Provision for loan losses" on the Company's consolidated statements of operations and comprehensive income (loss) and is decreased by charge-offs when losses are confirmed through the receipt of assets such as cash in a pre-foreclosure sale or via ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased. The Company uses a uniform process for determining its allowance for loan losses. The allowance for loan losses includes a general, formula-based component and an asset-specific component.

The general reserve component covers performing loans. General reserves are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. The formula-based general reserve is derived from estimated principal default probabilities and loss severities applied to groups of loans based upon assigned risk ratings for loans with similar risk characteristics during the Company's quarterly loan portfolio assessment. During this assessment, the Company performs a comprehensive analysis of its

ARC REALTY FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

loan portfolio and assigns risk ratings to loans that incorporate management's current judgments about their credit quality based on all known and relevant internal and external factors that may affect collectability. The Company considers, among other things, payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographical location as well as national and regional economic factors. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. Ratings range from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss. The Company currently estimates loss rates based on historical realized losses experienced in the industry and takes into account current economic conditions affecting the commercial real estate market when establishing appropriate time frames to evaluate loss experience.

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

Real Estate Securities

On the acquisition date, all of the Company’s commercial real estate securities will be classified as available for sale, and will be carried at fair value, with any unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains or losses on such securities will be recorded as unrealized gains or losses on investments in the Company’s consolidated and comprehensive income (loss). Premiums or discounts on commercial real estate securities will be recognized using the effective interest method and recorded as an adjustment to interest income.

Impairment Analysis of Securities

Commercial real estate securities for which the fair value option has not been elected will be periodically evaluated for other-than-temporary impairment. If the fair value of a security is less than its amortized cost, the security will be considered impaired. Impairment of a security will be considered to be other-than-temporary when (i) the Advisor has the intent to sell the impaired security; (ii) it is more likely than not the Company will be required to sell the security; or (iii) the Advisor does not expect to recover the entire amortized cost of the security. If the Advisor determines that an other-than-temporary impairment exists and a sale is likely to occur, the impairment charge will be recognized as an “Impairment of assets” on the Company's consolidated statement of operations and comprehensive income (loss). If a sale is not expected to occur, the portion of the impairment charge related to credit factors will be recorded as an “Impairment of assets” on the Company's consolidated statement of operations and comprehensive income (loss) with the remainder recorded as an unrealized gain or loss on investments reported as a component of accumulated other comprehensive income or loss.

ARC REALTY FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Commercial real estate securities for which the fair value option has been elected will not be evaluated for other-than-temporary impairment as changes in fair value are recorded in the Company’s consolidated statement of operations and comprehensive income (loss).

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

As of September 30, 2013, the Company had acquired three mezzanine loan investments. All three loans were recently underwritten and acquired, with the last two being acquired in September 2013. All three loans were performing as of September 30, 2013. Therefore, the carrying value approximates the fair value as of September 30, 2013.

As of September 30, 2013, the Company had $5.8 million outstanding under its revolving line of credit with an affiliate, which bears interest at a fixed rate of 3.25% (See Note 4 — Revolving Line of Credit with Affiliate). As of September 30, 2013, the Company believes the carrying value of its revolving line of credit with its affiliate approximates fair value.

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

ARC REALTY FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

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

When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP will have the status of authorized but unissued shares. At September 30, 2013, no shares were eligible to be redeemed.

Distribution Reinvestment Plan

Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No Dealer Manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the balance sheet in the period distributions are declared. There have been 1,858 shares issued under the DRIP as of September 30, 2013.

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

ARC REALTY FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments will be recognized immediately in gains (losses) on derivative instruments in the Company's consolidated statement of operations and comprehensive income (loss). If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Offering and Related Costs

Offering and related costs include all expenses incurred in connection with the Company’s Offering. Offering costs (other than selling commissions and the Dealer Manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Offering costs were reclassified from deferred costs to stockholders' equity (deficit) on the day the Company commenced its operations. Offering costs include all expenses incurred by the Company in connection with its Offering as of such date. These costs include but are not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organizational and offering costs paid by them on behalf of the Company, notwithstanding that the Advisor is obligated to reimburse the Company to the extent organizational and offering costs (excluding selling commissions and the Dealer Manager fee) incurred by the Company in the Offering exceed 2% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the Dealer Manager fees and other offering costs do not exceed 12% of the gross proceeds determined at the end of the Offering (See Note 8 — Related Party Transactions and Arrangements).

Share-Based Compensation

The Company has a stock-based incentive award plan which is accounted for under the guidance for share based payments. The expense for such awards will be included in general and administrative expenses and will be recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 10 — Share-Based Compensation).

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

Per Share Data

The Company will calculate basic income per share by dividing net income or loss for the period by weighted-average shares of its common stock outstanding for a respective period. Diluted income per share takes into account the effect of dilutive instruments, such as stock options, unvested restricted stock and other securities which are convertible to common stock, but uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

ARC REALTY FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

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

Through September 30, 2013, all of the Company’s revenues and expenses have been in the real estate debt segment. As the portfolio expands to include real estate securities, the Company will report the results of both reportable segments.

Note 3 — Loans Receivable

The following is a summary of the Company's loans receivable by class (in thousands):

	September 30, 2013	December 31, 2012
Mezzanine loans	$18,140	$—
Total gross carrying value of loans	18,140	—
Allowance for loan losses	—	—
Total loans receivable, net	$18,140	$—

During the nine months ended September 30, 2013, the Company invested $18.1 million in three mezzanine loans and received scheduled principal repayments of $25,887 on the loans. The Company did not record a general or specific allowance for loan losses as of September 30, 2013 as the portfolio consisted of a three recently underwritten, performing loans.

The Company's loan receivable portfolio was comprised of the following at September 30, 2013 (in thousands):

Description	Location	Date of Investment	Maturity Date	Coupon	Original Face Amount	Face Amount	Premium (Discount)(1)	Carrying Value
W Hotel	Minneapolis, MN	May 2013	May 2023	Fixed	$6,500	$6,474	$(2,474)	$4,000
Regency Park Apartments	Austin, TX	September 2013	September 2018	Fixed	5,000	5,000	54	5,054
121 West Trade Office	Charlotte, NC	September 2013	September 2016	Floating	9,000	9,000	86	9,086
Total					$20,500	$20,474	$(2,334)	$18,140
__________________________________________________________
(1) Includes acquisition fees and expenses.

Credit Characteristics—As part of the Company's process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. The loans are scored on a scale of 1 to 5 as follows:

Investment Rating	Summary Description

1	Investment exceeding fundamental performance expectations and/or capital gain expected. Trends and risk factors since time investment are favorable.

2	Performing consistent with expectations and a full return of principal and interest expected. Trends and risk factors are neutral to favorable.

ARC REALTY FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

3	Performing investments requiring closer monitoring. Trends and risk factors show some deterioration.

4	Underperforming investment - some loss of interest or dividend expected, but still expecting a positive return on investment. Trends and risk factors are negative.

5	Underperforming investment with expected loss of interest and some principal.

All investments are assigned an initial risk rating of 2.

As of September 30, 2013, the weighted average risk rating of loans was 2.0. As of September 30, 2013, the Company had no non-performing, non-accrual or impaired loans.

Note 4 — Revolving Line of Credit with Affiliate

On May 15, 2013, the Company entered into a credit agreement for an unsecured $5.0 million revolving line of credit with AR Capital, LLC, the parent of the Sponsor (the “Revolver”). The Revolver bears interest at a per annum fixed rate of 3.25% and provides for quarterly interest payments. The Revolver matures in one year, subject to two successive extension terms of one year each. Principal may be drawn or repaid from time-to-time, in whole or in part, without premium or penalty and there are no unused facility fees. On July 17, 2013, the Company entered into an amendment to its Revolver. The amendment increased the aggregate financing available under the Revolver from $5.0 million to $10.0 million. The amendment did not change any of the other terms of the Revolver.

As of September 30, 2013, $5.8 million was outstanding under the Revolver, and $4.2 million was available to be borrowed. The Company incurred $7,388 and $15,375 in interest expense on the Revolver for the three and nine months ended September 30, 2013.

Note 5 — Net Income (Loss) Per Share

The following is a summary of the basic and diluted net income (loss) per share computation for the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Basic and diluted net income (loss)	$27,315	$(117,835)
Basic weighted average shares outstanding	308,116	237,444
Diluted weighted average shares outstanding	312,115	237,444
Basic net income (loss) per share	$0.09	$(0.50)
Diluted net income (loss) per share	$0.09	$(0.50)

The basic and diluted weighted average shares outstanding assume no shares were outstanding prior to the release of equity proceeds from escrow on May 14, 2013. The Company had 3,999 common share equivalents as of September 30, 2013, which were comprised of 3,999 unvested restricted shares. Diluted net income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is antidilutive. The common share equivalents were dilutive by $0.0011 per share for the three months ended September 30, 2013 and were antidilutive for the nine months ended September 30, 2013.

Note 6 — Common Stock

As of September 30, 2013, the Company had 595,377 shares of common stock outstanding, including shares issued pursuant to the DRIP and unvested restricted shares, and had received total proceeds of $14.2 million excluding shares issued pursuant to the DRIP.

Distributions—In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, without regard to the deduction for dividends paid and excluding net capital gains. The Company must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal income taxes.

ARC REALTY FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

On May 13, 2013, the Company's board of directors authorized, and the Company declared a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00565068493 per day, based on a price of $25.00 per share of common stock. The Company's distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. The first distribution payment was made on June 3, 2013, relating to the period from May 30, 2013 (15 days after the date of the first asset acquisition) through May 31, 2013. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.

The below table shows the distributions paid on shares outstanding during the nine months ended September 30, 2013.

Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Issued under DRIP
June 3, 2013	99,897	$508	$526
July 1, 2013	103,483	7,952	8,196
August 1, 2013	143,357	13,164	12,555
September 3, 2013	302,524	32,567	22,852
Total		$54,191	$44,129
__________________________________________________________________________
(1) This represents the weighted average shares outstanding for the period related to the respective payment date.

For the nine months ended September 30, 2013, the Company paid total dividends of $54,191 and had a comprehensive loss of $117,835. As of September 30, 2013, the Company had a distribution payable of $83,430 for dividends accrued in the month of September 2013. Additionally, the Company paid a dividend for the time period of May 30, 2013 through September 30, 2013 on all unvested restricted shares.

Note 7 — Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Note 8 — Related Party Transactions and Arrangements

As of September 30, 2013, an entity wholly owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock.

The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of September 30, 2013, the Company had a payable of $1.1 million to affiliated entities for advances received to fund costs incurred by the Company.

The Company entered into the Revolver with an affiliate on May 15, 2013 (See Note 4 — Revolving Line of Credit with Affiliate).

Fees Paid in Connection with the Offering

The Dealer Manager receives fees and compensation in connection with the sale of the Company’s common stock in the Offering. The Dealer Manager receives a selling commission of up to 7.0% of the per share purchase price of the Company's offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer manager fee. The Dealer Manager may reallow its dealer manager fee to such participating broker-dealers. A participating broker-dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker-dealer, with 2.5% thereof paid at the time of such

ARC REALTY FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, it is expected that the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees).

The table below shows the fees incurred from the Dealer Manager associated with the Offering during the three and nine months ended September 30, 2013 and the associated payable as of September 30, 2013.

(in thousands)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Payable as of September 30, 2013
Total commissions and fees incurred from the Dealer Manager	$940	$960	$14

The Advisor, its affiliates and entities under common ownership with the Advisor receive compensation and reimbursement for services relating to the Offering, including transfer agency services provided by an affiliate of the Dealer Manager. The table below shows compensation and reimbursement the Advisor and its affiliates incurred for services relating to the Offering.

(in thousands)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Payable as of September 30, 2013
Total compensation and reimbursement for services provided by the Advisor and affiliates	$227	$862	$825

The payable as of September 30, 2013 in the table above is included in accounts payable and accrued expenses on the Company's consolidated balance sheets.

The Company is responsible for organizational and offering costs from the ongoing Offering, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from its ongoing Offering of common stock, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor's responsibility. As of September 30, 2013, organizational and offering costs exceeded 2.0% of gross proceeds received from the Offering by $3.4 million, due to the ongoing nature of the Offering and that many expenses were paid before the Offering commenced.

Fees Paid in Connection with the Operations of the Company

The Advisor receives an acquisition fee of 1.0% of the principal amount funded by the Company to acquire or originate commercial real estate debt or the amount invested in the case of other commercial real estate investments. The Advisor may be also be reimbursed for acquisition expenses incurred related to selecting, evaluating, originating and acquiring investments on the Company's behalf and the Company may incur third party acquisition expenses. In no event will the total of all acquisition fees and acquisition expenses payable with respect to a particular investment exceed 4.5% of the principal amount funded by the Company to acquire or originate commercial real estate debt or the amount invested in the case of other commercial real estate investments. Once the proceeds from the Offering have been fully invested, the aggregate amount of acquisition fees shall not exceed 1.5% of the principal amount funded by the Company to acquire or originate commercial real estate debt or the amount invested in the case of other commercial real estate investments, as applicable, for all of the assets acquired. During the three and nine months ended September 30, 2013, the Company has incurred $139,550 and $178,623 of acquisition fees, respectively, and $69,775 and $89,312 of acquisition expenses, respectively, payable to the Advisor. These acquisition fees and expenses are capitalized as part of the cost of each respective investment.

The Company will pay the Advisor an annual asset management fee equal to 0.75% of the cost of the Company's assets. Once the Company begins to calculate NAV, the asset management fee will be based on the lower of 0.75% of the costs of the Company's assets and 0.75% of the quarterly NAV. The amount of the asset management fee will be reduced to the extent that the amount of dividends declared during the six month period ending on the last day of the calendar quarter immediately preceding the date such asset management fee is payable, exceeds the funds from operations (“FFO”), as adjusted, for the same period. For purposes of this determination, FFO, as adjusted, is FFO before deducting (i) acquisition fees and related expenses; (ii) non-cash restricted stock grant amortization, if any; and (iii) impairments of real estate related investments, if any (including properties, loans receivable and equity and debt investments). FFO, as adjusted, is not the same as FFO. As of

ARC REALTY FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

September 30, 2013, no asset management fees were incurred or waived for any period in connection with the operations of the Company.

Effective June 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. The Company amortizes the cost associated with this agreement into other expense on the consolidated statements of operations and comprehensive income (loss) over the life of the agreement.

The table below depicts related party fees and reimbursements in connection with the operations of the Company for the three and nine months ended September 30, 2013 and the associated payable as of September 30, 2013.

(in thousands)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Payable as of September 30, 2013
Acquisition fees and expenses	$209	$268	$268
Advisory and investment banking fee	152	181	181
Total related party fees and reimbursements	$361	$449	$449

The payables as of September 30, 2013 in the table above are included in accounts payable and accrued expenses on the Company's consolidated balance sheets.

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s costs. The Advisor did not waive any fees for the three and nine months ended September 30, 2013. The Advisor absorbed $10,000 in professional fees and $170,538 in other expense during the three and nine months ended September 30, 2013. These expenses are presented net in the consolidated statements of operations and comprehensive income (loss). As of September 30, 2013, the Company has a receivable from affiliate of $180,538 related to the absorbed costs. This receivable from affiliate is shown net of the payable to affiliate on the consolidated balance sheets.

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets or (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or disposition fees. As of September 30, 2013, no administrative costs of the Advisor were reimbursed for any period in connection with the operations of the Company.

The Advisor at its election may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes. Any contributed capital amounts are not reimbursable to the Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares. The Advisor did not contribute capital to enhance the Company's cash position for working capital or distribution purposes as of September 30, 2013.

ARC REALTY FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Fees Paid in Connection with the Liquidation of Assets or Listing of the Company's Common Stock or Termination of the Advisory Agreement

The Company will pay a disposition fee of 1.0% of the contract sales price of each commercial real estate loan or other investment sold, including mortgage-backed securities or collateralized debt obligations issued by a subsidiary of the Company as part of a securitization transaction. The Company will not be obligated to pay a disposition fee upon the maturity, prepayment, workout, modification or extension of commercial real estate debt unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, it will pay a disposition fee upon the sale of such property.

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

If the Company is not listed on an exchange, the Company will pay a subordinated participation in the net sale proceeds of the sale of real estate assets of 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors.

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

Upon termination or non-renewal of the advisory agreement, the Advisor shall be entitled to receive distributions from the OP, pursuant to a special limited partnership interest, equal to 15.0% of the amount by which the sum of the Company's adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

As of September 30, 2013, no fees were paid for any period in connection with the liquidation of assets, listing of the Company's common stock or termination of the advisory agreement.

The Company cannot assure that it will provide the 6.0% return specified in the above agreements but the Advisor will not be entitled to the subordinated performance fee, subordinated participation in net sale proceeds, subordinated incentive listing distribution or subordinated distribution upon termination of the advisory agreement unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions

The Company will also establish a restricted share plan for the benefit of employees (if the Company ever has employees), directors, employees of the Advisor and its affiliates (See Note 10 — Share-Based Compensation).

Note 9 — Economic Dependency

Under various agreements, the Company has engaged the Advisor, its affiliates and entities under common ownership with the Advisor to provide certain services that are essential to the Company, including asset management services, asset acquisition and disposition decisions, transfer agency services, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services, transaction management and investor relations.

As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these entities are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

ARC REALTY FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

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

As of September 30, 2013, the Company had granted 3,999 restricted shares to its independent directors. None of the 3,999 restricted shares granted had vested as of September 30, 2013. Based on a share price of $22.50, the compensation expense associated with the restricted share grants were $4,536 and $11,340 for the three and nine months ended September 30, 2013. Additionally, the Company paid a dividend for the time period of May 30, 2013 through September 30, 2013 on all unvested restricted shares.

Note 11 — Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:

Sales of Common Stock

As of October 31, 2013, the Company had 826,213 shares of common stock outstanding, including unvested restricted shares, and had raised total proceeds from the Offering of $20.0 million. As of October 31, 2013, the aggregate value of all share issuances in the Offering was $20.6 million based on a per share value of $25.00 (or $23.75 per share for shares issued under the DRIP).

Total capital raised to date, including shares issued under the DRIP, is as follows:

Source of Capital (in thousands)	Inception to September 30, 2013	October 1 to October 31, 2013	Total
Common stock	$14,261	$5,760	$20,020

ARC REALTY FINANCE TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

Dividends Paid

On October 1, 2013, the Company paid a distribution of $83,430 to stockholders of record during the month of September 2013. Approximately $48,798 of the distribution was paid in cash, while $34,632 was used to purchase 1,458 shares for those stockholders that chose to reinvest dividends through the DRIP.

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

Overview

We were incorporated on November 15, 2012, as a Maryland corporation that intends to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2013. We are offering for sale a maximum of $2.0 billion of common stock, $0.01 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the "Securities Act"). The Offering also covers the offer and sale of up to $400 million in shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of our common stock. On May 14, 2013, we commenced business operations after raising in excess of $2 million of equity, the amount required for us to release equity proceeds from escrow

For at least until February 12, 2015, the per share purchase price in the Offering will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be based on the greater of $23.75 per share or 95% of the estimated value of a share of common stock. As of September 30, 2013, the aggregate value of all the common stock outstanding was $14.8 million based on a per share value of $25.00 (or $23.75 for shares issued under DRIP). Within six months after February 12, 2015, or the NAV pricing date, we will begin offering shares in the Offering at a per share purchase price that will vary quarterly and will be equal to the net asset value (“NAV”) divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the immediately preceding quarter (“per share NAV”). Applicable selling commissions and dealer manager fees will be added to the per share price for shares in our primary offering but not for the DRIP.

We have sold 8,888 shares of common stock to ARC Realty Finance Special Limited Partnership, LLC (the “Special Limited Partner”), an entity wholly owned by American Realty Capital VIII, LLC (the “Sponsor”) for $22.50 per share or a total of $0.2 million. Substantially all of our business will be conducted through ARC Realty Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Advisor is our affiliate. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP (“OP units”). Additionally, the Special Limited Partner expects to contribute $2,020 to the OP in exchange for 90 units of limited partner interests in the aggregate OP ownership, which will represent a nominal percentage of the aggregate OP ownership. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

We were formed to acquire, originate and manage a diversified portfolio of commercial real estate debt secured by properties located both within and outside the United States. We may also invest in commercial real estate securities and commercial real estate properties. Commercial real estate debt investments may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. Commercial real estate securities may include commercial mortgage-backed securities (“CMBS”), senior unsecured debt of publicly traded REITs, debt or equity securities in other publicly traded real estate companies and collateralized debt obligations (“CDOs”).

We have no paid employees. We have retained the Advisor to manage our affairs on a day-to-day basis. Realty Capital Securities, LLC (the “Dealer Manager”), an affiliate of the Sponsor, serves as the dealer manager of the Offering. The Advisor and Dealer Manager are related parties and receive compensation and fees for services related to the Offering and the investment and management of our assets. The Advisor and Dealer Manager receive fees during the offering, acquisition, operational and liquidation stages.

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

For collateral dependent impaired loans, impairment is measured using the estimated fair value of collateral less the estimated cost to sell. We generally will use the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In more limited cases, we will obtain external "as is" appraisals for loan collateral, generally when third party participations exist. Valuations will be performed or obtained at the time a loan is determined to be impaired and designated non-performing, and they will be updated if circumstances indicate that a significant change in value has occurred.

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

Real Estate Securities

On the acquisition date, all of our commercial real estate securities will be classified as available for sale, and will be carried at fair value, with any unrealized gains (losses) reported as a component of accumulated other comprehensive income (loss) in our consolidated statement of stockholders' equity. However, we may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains (losses) on such securities will be recorded in unrealized gains (losses) on investments in our consolidated statement of operations and comprehensive income (loss). Interest income on commercial real estate securities will be recognized using the effective interest method with any purchased premium or discount recorded as an adjustment to interest income.

Impairment Analysis of Securities

Commercial real estate securities for which the fair value option has not been elected will be periodically evaluated for other-than-temporary impairment. A security where the fair value is less than amortized cost will be considered impaired. Impairment of a security will be considered to be other-than-temporary when (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. If we determine that an other-than-temporary impairment exists and a sale is likely to occur, the impairment charge will be recognized as an “Impairment of assets” on our consolidated statement of operations and comprehensive income (loss). If a sale is not expected to occur, the portion of the impairment charge related to credit factors will be recorded as an “Impairment of assets” on our statement of operations and comprehensive income (loss) and with the remainder recorded as an unrealized gain or loss on investments reported as a component of accumulated other comprehensive income or loss.

Commercial real estate securities for which the fair value option has been elected will not be evaluated for other-than-temporary impairment as changes in fair value are recorded in our consolidated statement of operations and comprehensive income (loss).

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

The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If we elect not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments will be recognized immediately in gains (losses) on derivative instruments in our consolidated statement of operations and comprehensive income (loss). If the derivative is designated and qualifies for hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

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

Portfolio

As of September 30, 2013, our portfolio consisted of three mezzanine loan investments (the "Loans"). The Loans had a total carrying value of $18.1 million as of September 30, 2013. The Company did not record a general or specific allowance for loan losses as of September 30, 2013 as the portfolio consisted of three recently underwritten, performing loans.

The Loans bear interest at a weighted average coupon of 8.87% as of September 30, 2013 and we recorded cash interest income of $137,020 and $183,364 on the Loans for the three and nine months ended September 30, 2013, excluding any amortization of discounts or premiums. Borrowings under the revolving line of credit with AR Capital, LLC (the "Revolver") were used in the purchase of the Loans. As of September 30, 2013, $5.8 million was outstanding under the Revolver, and $4.2 million was available to be borrowed. We incurred $7,388 and $15,375 in interest expense on the Revolver during the three and nine months ended September 30, 2013.

The following charts break out our portfolio by the borrower's property type and geographical location as of September 30, 2013. The breakout is based on the face amount of the investments as of September 30, 2013.

The following chart breaks out our portfolio by coupon type as of September 30, 2013. The breakout is based on the face amount of the investments as of September 30, 2013.

The following chart shows the face amount and maturity year for the Loans in our portfolio as of September 30, 2013.

Results of Operations

On May 14, 2013, we commenced business operations after raising in excess of $2 million of equity, the amount required for us to release equity proceeds from escrow. Prior to May 14, 2013, we did not generate operating income and therefore do not have comparative periods to present.

During the three and nine months ended September 30, 2013, we generated $175,380 and $241,457, respectively, in interest income on our investments. We made two new mezzanine loan investments in the third quarter of 2013.

During the three and nine months ended September 30, 2013, we incurred total operating expenses of $139,909 and $342,380, respectively, primarily related to board of directors expenses, ongoing directors and officers insurance expense, accounting and other professional expenses. We did not incur asset management fees for the three and nine month periods because adjusted funds from operations did not exceed our distributions.

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

On May 15, 2013, we entered into an unsecured $5.0 million Revolver. The Revolver bears interest at a per annum fixed rate of 3.25%. The Revolver matures in one year, subject to two successive extension terms of one year each, and provides for quarterly interest-only payments with all principal and interest outstanding being due on the maturity date. The Revolver may be prepaid from time to time and at any time, in whole or in part, without premium or penalty and there are no unused facility fees. On July 17, 2013, the Company entered into an amendment to the Revolver. The amendment increased the aggregate financing available under the Revolver from $5.0 million to $10.0 million. The amendment did not change any of the other terms of the Revolver. As of September 30, 2013, there was $5.8 million of principal outstanding on the Revolver.

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

Distributions

On May 13, 2013, our board of directors authorized, and we declared, a distribution rate, which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00565068493 per day based on a price of $25.00 per share of common stock. The distributions began to accrue on May 30, 2013 (15 days after the date of the first asset acquisition) and will be payable by the fifth day following the end of each month to stockholders of record at the close of business each day during the prior month.
The below table shows the distributions paid during the nine months ended September 30, 2013.

Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Issued under DRIP
June 3, 2013	99,897	$508	$526
July 1, 2013	103,483	7,952	8,196
August 1, 2013	143,357	13,164	12,555
September 3, 2013	302,524	32,567	22,852
Total		$54,191	$44,129
__________________________________________________________________________
(1) This represents the weighted average shares outstanding for the period related to the respective payment date.

For the nine months ended September 30, 2013, the Company paid total dividends of $54,191 and had a comprehensive loss of $117,835. As of September 30, 2013, the Company had a distribution payable of $83,430 for dividends accrued in the month of September 2013. Additionally, the Company paid a dividend for the time period of May 30, 2013 through September 30, 2013 on all unvested restricted shares.

We intend to fund our distributions from cash flow from operations, however, we may have insufficient cash flow from operations available for distribution until we make substantial investments and we can give no assurance that we will pay distributions or that distributions will be paid solely from our cash flow from operations during the early stages of our operations or at any point in the future. In the event that our cash flow from operations is not sufficient to fully fund our distributions, our organizational documents permit us to pay distributions from any source, including loans, offering proceeds and our Advisor’s advances and deferral of fees and expenses reimbursements. We have not established a limit on the amount of proceeds we may use from the Offering to fund distributions. Our board of directors will determine the amount of the distributions to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements, requirements of Maryland law and the annual distribution requirements necessary to maintain our REIT status under the Code. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT, we must annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gains. During the nine months ended September 30, 2013, cash used to pay our distributions was generated from net cash provided by operating activities.

Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2013 was $219,675. During our first nine months of operations, cash outflows from operating activities included a net loss of $117,835, adjusted for non-cash items of discount accretion of $58,093 and share-based compensation of $11,340, and an increase in prepaid expenses and other assets of $287,244. These cash outflows were offset by cash inflows that consisted of an increase in accounts payable and accrued expenses of $726,176.

Net cash used in investing activities for the nine months ended September 30, 2013 was $18.1 million representing the investments made during the second and third quarter of 2013.

Net cash provided by financing activities for the nine months ended September 30, 2013 was $18.0 million. Cash inflows for the period of $14.0 million from the issuance of common stock, $9.2 million from borrowings on our Revolver and

$0.9 million in advances from our affiliates were partially offset by the payment of $2.7 million of offering costs and $3.4 million of repayments on our Revolver.

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
Organization and Offering Costs
Our Advisor, or its affiliates, is entitled to receive reimbursement for costs paid on our behalf in connection with our Offering. We are obligated to reimburse our Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the organization and offering costs do not exceed 2.0% of gross proceeds from our Offering. Our Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $40.0 million, or 2.0% of the total proceeds available to be raised from our Offering. We shall not reimburse our Advisor for any organization and offering costs that our independent directors determine are not fair and commercially reasonable to us.
Operating Costs
We will reimburse our Advisor’s costs of providing administrative services, subject to the limitation that we will not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets or (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, we will reimburse our Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, we will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or disposition fees.
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
Asset Disposition Fee
We will pay a disposition fee of 1.0% of the contract sales price of each commercial real estate loan or other investment sold, including mortgage-backed securities or collateralized debt obligations issued by our subsidiary as part of a securitization transaction. We will not be obligated to pay a disposition fee upon the maturity, prepayment, workout, modification or extension of commercial real estate debt unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a loan, we will pay a disposition fee upon the sale of such property.

Realty Capital Securities, LLC And Its Affiliates
Selling Commissions and Dealer Manager Fees
Pursuant to a dealer manager agreement, we pay our Dealer Manager selling commissions of up to 7.0% of gross proceeds from our Offering, all of which are reallowed to participating broker-dealers. In addition, we pay our Dealer Manager a dealer manager fee of 3.0% of gross proceeds from our Primary Offering, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fees are paid for sales under our DRIP.
Additional Fees Incurred to the Dealer Manager and its Affiliates
The Company incurs fees for the following services provided by the Dealer Manager and its affiliates: transfer agency services provided by an affiliate of the Dealer Manager; ongoing registration maintenance and transaction management services provided by an affiliate of the Dealer Manager; and ongoing strategic advisory services and investment banking services required in the ordinary course of the Company’s business performed by the Dealer Manager. The Dealer Manager’s strategic advisory services include the performance of financial analysis, the evaluation of publicly traded comparable companies and the development of a portfolio composition strategy and capitalization structure to optimize future liquidity options and structuring operations.

Total Costs Incurred Due to Related Party Arrangements

The table below shows the costs incurred due to related party arrangements during the three and nine months ended September 30, 2013 and the associated payable as of September 30, 2013. See Note 8 — Related Party Transactions and Arrangements for further detail.

(in thousands)	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Payable as of September 30, 2013
Total commissions and fees incurred from the Dealer Manager in connection with the offering	$940	$960	$14
Total compensation and reimbursement for services provided by the Advisor and affiliates in connection with the offering	227	862	825
Acquisition fees and related expense reimbursements in connection with operations	209	268	268
Advisory and investment banking fee	152	181	181
Total	$1,528	$2,271	$1,288

The payables as of September 30, 2013 in the table above are included in accounts payable and accrued expenses on the Company's consolidated balance sheets.

Additionally, the Advisor may elect to absorb a portion of the Company's expenses. The Advisor absorbed $10,000 in professional fees and $170,538 in other expense during the three and nine months ended September 30, 2013. These expenses are presented net in the consolidated statements of operations and comprehensive income (loss). As of September 30, 2013, the Company has a receivable from affiliate of $180,538 related to the absorbed costs. This receivable from affiliate is shown net of the payable to affiliate on the consolidated balance sheets.

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
Changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT's definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. For instance, the accounting treatment for acquisition fees related to business combinations has changed from being capitalized to being expensed. Additionally, publicly registered, non-listed REITs are typically different from traded REITs because they generally have a limited life followed by a liquidity event or other targeted exit strategy. Non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation as compared to later years when the proceeds from their continuous public offering have been fully invested and when the Company is seeking to implement a liquidity event or other exit strategy. However, it is likely that we will make investments past the acquisition stage, albeit at a substantially lower pace.
The origination and acquisition of debt investments and the corresponding acquisition fees paid to our Advisor (and any offsetting origination fees received from our borrowers) associated with such activity is a key operating feature of our business plan that results in generating income and cash flow in order to make distributions to stockholders. Therefore, the exclusion for acquisition fees may be of limited value in calculating operating performance because acquisition fees affect our overall long-term operating performance and may be recurring in nature as part of net income (loss) and income (loss) from operations over the life of our company. Acquisition fees paid to our Advisor in connection with the origination and acquisition of debt investments are amortized over the life of the investment as an adjustment to interest income under GAAP and are therefore, included in the computation of net income (loss) and income (loss) from operations, both of which are performance measures under GAAP. Acquisition fees paid to our Advisor in connection with the acquisition of properties are characterized as operating expenses in determining operating net income. All such acquisition fees are paid in cash that would otherwise be available to distribute to our stockholders. In the event that proceeds from our offering are not sufficient to fund the payment or reimbursement of acquisition fees and expenses to our Advisor, such fees would be paid from other sources, including new financing, operating cash flow, net proceeds from the sale of investments or from other cash flows. We believe that acquisition fees incurred by us negatively impact our operating performance during the period in which such investments are originated or acquired by reducing cash flows and therefore the potential distributions to stockholders.
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
MFFO is a metric used by management to evaluate our performance against other non-traded REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter and is not intended to be used as a liquidity measure. Although management uses the MFFO metric to evaluate future operating performance, this metric excludes certain key operating items and other adjustments that may affect our overall operating performance. MFFO is not equivalent to net income (loss) as determined under GAAP. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisitions costs are funded from the proceeds of this Offering and other financing sources and not from operations. By excluding impairments for real estate related investment and amortized or expensed acquisition costs, the use of MFFO provides information consistent with management's analysis of the operating performance of our investments. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates for the collateral securing our debt investments, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
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
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is initially a stated value and there will not be a per share NAV determination for at least two years after the commencement of the Offering. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after our per share NAV is disclosed, as well as after our offering and acquisition stages are completed. FFO and MFFO are not useful measures in evaluating NAV because impairments are taken into account in determining NAV but not in determining FFO or MFFO.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.
The table below reflects the items deducted or added to net income (loss) in our calculation of FFO and MFFO for the three and nine months ended September 30, 2013.

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Funds From Operations:
Net income (loss)	$27,315	$(117,835)
Funds from operations	$27,315	$(117,835)
Modified Funds From Operations:
Funds from operations	$27,315	$(117,835)
Amortization of premiums, discounts and fees on investments and borrowings, net	(38,360)	(58,093)
Acquisition fees and expenses	209,325	267,935
Modified funds from operations	$198,280	$92,007

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

As of September 30, 2013, our portfolio included three mezzanine loan investments. Of these investments, only one mezzanine loan had a floating interest rate. This mezzanine loan was acquired on September 27, 2013 and therefore the portfolio had little interest rate risk for the three and nine months ended September 30, 2013. All borrowings were at a fixed rate. Therefore, changes in market interest rates would have little impact on the interest income or expense from these assets and liabilities.

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

PART II
Item 1. Legal Proceedings.

At the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material, pending legal proceedings.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any equity securities that were not registered under the Securities Act during the three months ended September 30, 2013.

On February 12, 2013, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-186111) filed under the Securities Act (the “Registration Statement”), and we commenced our Offering on a “reasonable best efforts” basis of up to a maximum of $2.0 billion of common stock, consisting of up to 80.0 million shares. The Registration Statement also registers approximately 16.8 million shares of common stock pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of September 30, 2013, we have issued 591,378 shares of our common stock, including shares issued pursuant to the DRIP, and have raised $14.2 million of offering proceeds excluding shares pursuant to the DRIP.

The following table reflects the offering costs associated with the issuance of common stock (in thousands):

As of September 30, 2013
Selling commissions and dealer manager fees	$960
Other offering expenses	2,744
Total offering expenses	$3,704

The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers.

We are responsible for the organizational and offering costs of the Offering, excluding commissions and dealer manager fees, up to a maximum of 2.0% of the gross proceeds received from the Offering, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor's responsibility. As of September 30, 2013, organizational and offering costs exceeded 2.0% of gross proceeds received from the Offering by $3.4 million, due to the ongoing nature of the offering process and because many expenses were paid before the Offering commenced.

As of September 30, 2013, our net offering proceeds, after deducting the total offering expenses outlined above, were approximately $10.5 million. We used the net offering proceeds from the Offering and our revolving line of credit with an affiliate to acquire three mezzanine loan investments with a carrying amount of $18.1 million as of September 30, 2013. We had not repurchased any of our securities as of September 30, 2013.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

EXHIBITS INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

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
XBRL (eXtensible Business Reporting Language). The following materials from ARC Realty Finance Trust, Inc.'s Quarterly Report on Form 10-Q for the three months ended September 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_________________________

*	Filed herewith

ARC REALTY FINANCE TRUST, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC REALTY FINANCE TRUST, INC.

Dated: November 13, 2013	By: /s/ Nicholas S. Schorsch Name: Nicholas S. Schorsch Title: Chairman and Chief Executive Officer (Principal Executive Officer)
Dated: November 13, 2013	By: /s/ Nicholas Radesca Name: Nicholas Radesca Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)