Form 10-K
period 2013-12-31
ARC Realty Finance Trust, Inc.
filed 2014-03-13
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2013
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 333-186111
ARC REALTY FINANCE TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-1406086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Avenue, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant's telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Common stock, $0.01 par value per share (Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant's shares of common stock. The registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-186111), which shares are being sold at $25.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was $1.4 million based on a per share value of $25.00.
The number of outstanding shares of the registrant's common stock on February 28, 2014 was 2,334,533 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

ARC REALTY FINANCE TRUST, INC.

FORM 10-K
Year Ended December 31, 2013

i

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of ARC Realty Finance Trust, Inc. (the "Company," "we" "our" or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and ARC Realty Finance Advisors, LLC, our affiliated advisor, (the "Advisor") has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager") and other American Realty Capital affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
While we are raising capital and investing the proceeds of our public offering of common stock (our "Offering"), the competition for the type of properties we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would be.

•	No public market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•
We may not generate cash flows sufficient to pay our distributions to stockholders, as such we may be forced to borrow at higher rates or depend on our Advisor to waive reimbursements of certain expenses and fees to fund our operations.

•	If we and our Advisor are unable to find sufficient suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•
If we raise substantially less than the maximum offering, we may not be able to invest in a diversified portfolio of real estate assets and the value of an investment in us may vary more widely with the performance of specific assets.

•	We may be unable to pay or maintain cash distributions or increase distributions over time.

•	We are obligated to pay substantial fees to our Advisor and its affiliates.

•	We are subject to risks associated with the significant dislocations and liquidity disruptions currently existing or occurring in the credit markets of the United States of America.

•	We may fail to qualify or continue to qualify to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this annual report on Form 10-K.

ii

PART I
Item 1. Business
ARC Realty Finance Trust, Inc. was incorporated in Maryland on November 15, 2012 and intends to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2013. Substantially all of our business is conducted through ARC Realty Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. ARC Realty Finance Advisors, LLC is our affiliated advisor (our "Advisor"). We are the sole general partner and hold substantially all of the units of limited partner interests in the OP (“OP units”). Additionally, ARC Realty Finance Special Limited Partnership, LLC (the "Special Limited Partner") contributed $2,020 to the OP in exchange for 90 units of limited partner interests in the aggregate OP ownership, which represents a nominal percentage of the aggregate OP ownership. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of our common stock or, at the option of the OP, a corresponding number of shares of our common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
We were formed to acquire, originate and manage a diversified portfolio of commercial real estate debt secured by properties located both within and outside the United States. We may also invest in commercial real estate securities. Commercial real estate debt investments may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. Commercial real estate securities may include commercial mortgage-backed securities (“CMBS”), senior unsecured debt of publicly traded REITs, debt or equity securities of other publicly traded real estate companies, and collateralized debt obligations (“CDOs”).
We have no paid employees. We have retained the Advisor to manage our affairs on a day-to-day basis. Realty Capital Securities, LLC (the "Dealer Manager"), an affiliate of American Realty Capital VIII, LLC (the "Sponsor"), serves as the dealer manager of the Offering. Our Advisor and Dealer Manager are related parties and will receive compensation and fees for services related to the Offering and the investment and management of our assets. Our Advisor and Dealer Manager will receive fees during the Offering, acquisition, operational, and liquidation stages.
Investment Objectives
We plan to implement our investment objectives as follows:
•to pay attractive and stable cash distributions to stockholders; and
•to preserve and return stockholders’ invested capital.
Investment Strategies and Policies
Our strategy is to acquire, originate, and manage a diversified portfolio of commercial real estate debt, including first mortgage loans, subordinate loans, mezzanine loans, preferred equity, and participations in such loans. We expect that our portfolio of debt investments will be secured by real estate located both within and outside of the United States and diversified by property type and geographic location. We may also invest in commercial real estate securities, such as CMBS, senior unsecured debt of publicly-traded REITs, and CDO notes.
We will seek to create and maintain a portfolio of commercial real estate investments that generate stable income to enable us to pay attractive and consistent cash distributions to our stockholders. Our focus on originating and acquiring commercial real estate debt instruments emphasizes the payment of current returns to investors and preservation of invested capital as our primary investment objectives. We also believe our investments may offer the potential for capital appreciation.
Commercial Real Estate Debt
We originate, fund, acquire, and structure commercial real estate debt, including first mortgage loans, mezzanine loans, bridge loans, and other loans related to commercial real estate. We may also acquire some equity participations in the underlying collateral of commercial real estate debt. We structure, underwrite, and originate most of our investments. We use conservative underwriting criteria to focus on risk adjusted returns based on several factors which may include, the leverage point, debt service coverage and sensitivity, lease sustainability studies, market and economic conditions, quality of the underlying collateral and location, reputation and track record of the borrower, and a clear exit or refinancing plan for the borrower. Our underwriting process involves comprehensive financial, structural, operational, and legal due diligence to assess any risks in connection with making such investments so that we can optimize pricing and structuring. By originating loans directly, we are able to structure and underwrite loans that satisfy our standards, establish a direct relationship with the borrower, and utilize our own documentation. Described below are some of the types of loans we may acquire or originate. In addition, although we generally prefer the benefits of new origination, market conditions can create situations where holders of commercial real estate debt may be in distress and are therefore willing to sell at prices that compensate the buyer for the lack of control typically associated with directly structured investments.

First Mortgage Loans
First mortgage loans generally finance the acquisition, refinancing, or rehabilitation of commercial real estate. First mortgage loans may be either short (one-to-five years) or long (up to ten years) term, may be fixed or floating rate, and are predominantly current-pay loans. We may acquire or originate current-pay first mortgage loans backed by properties that fit our investment strategy. We may selectively syndicate portions of these loans, including senior or junior participations that will effectively provide permanent financing or optimize returns which may include retained origination fees.
First mortgage loans provide for a higher recovery rate and lower defaults than other debt positions due to the lender's favorable control features which at times means control of the entire capital structure. Because of these attributes, this type of investment receives favorable treatment from third-party rating agencies and financing sources, which should increase the liquidity of these investments. However, these loans typically generate lower returns than subordinate debt such as subordinate loans and mezzanine loans, commonly referred to as B-notes.
B-notes
B- notes consist of subordinate mortgage loans, including structurally subordinated first mortgage loans and junior participations in first mortgage loans or participations in these types of assets. Like first mortgage loans, these loans generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. Subordinated mortgage loans or B-notes may be either short (one-to-five years) or long (up to ten years) term, may be fixed or floating rate, and are predominantly current-pay loans. We may acquire or originate current-pay subordinated mortgage loans or B-notes backed by high quality properties that fit our investment strategy. We may create subordinated mortgage loans by tranching our directly originated first mortgage loans generally through syndications of senior first mortgages, or buy such assets directly from third party originators. Due to the current credit market disruption and resulting dearth of capital available in this part of the capital structure, we believe that the opportunities to both directly originate and to buy subordinated mortgage investments from third parties on favorable terms will continue to be attractive.
Bridge Loans
We may offer bridge financing products to borrowers who are typically seeking short-term capital to be used in an acquisition, development or refinancing of a given property. From the borrower’s perspective, shorter term bridge financing is advantageous because it allows time to improve the property value through repositioning without encumbering it with restrictive long-term debt. The terms of these loans generally do not exceed three years.
Mezzanine Loans
Mezzanine loans are secured by one or more direct or indirect ownership interests in an entity that directly or indirectly owns commercial real estate and generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. Mezzanine loans may be either short (one-to-five years) or long (up to ten years) term and may be fixed or floating rate. We may acquire or originate mezzanine loans backed by properties that fit our investment strategy. We may own such mezzanine loans directly or we may hold a participation in a mezzanine loan or a sub-participation in a mezzanine loan. These loans are predominantly current-pay loans (although there may be a portion of the interest that accrues) and may provide for participation in the value or cash flow appreciation of the underlying property as described below. With the credit market disruption and resulting dearth of capital available in this part of the capital structure, we believe that the opportunities to both directly originate and to buy mezzanine loans from third parties on favorable terms will continue to be attractive.
Equity Participations or “Kickers”
We may pursue equity participation opportunities in connection with our commercial real estate debt originations if we believe that the risk-reward characteristics of the loan merit additional upside participation related to the potential appreciation in value of the underlying assets securing the loan. Equity participations can be paid in the form of additional interest, exit fees, percentage of sharing in refinance or resale proceeds or warrants in the borrower. Equity participation can also take the form of a conversion feature, sometimes referred to as a "kicker", which permits the lender to convert a loan or preferred equity investment into common equity in the borrower at a negotiated premium to the current net asset value of the borrower. We expect to generate additional revenues from these equity participations as a result of excess cash flows being distributed or as appreciated properties are sold or refinanced.
Commercial Real Estate Securities
In addition to our focus on origination of and investments in commercial real estate debt, we may also acquire commercial real estate securities, such as CMBS, unsecured REIT debt, CDO notes, and equity investments in entities that own commercial real estate.
CMBS
CMBS are securities that are collateralized by, or evidence ownership interests in, a single commercial mortgage loan or a partial or entire pool of mortgage loans secured by commercial properties. CMBS are generally pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They are typically issued in multiple tranches whereby the more senior classes are entitled to priority distributions of specified principal and interest payments from the trust’s underlying assets. The senior classes are often securities which, if rated, would have ratings ranging from low investment grade “BBB” to higher investment grades “A,” “AA” or “AAA.” The junior, subordinated classes typically would include one or more non-investment grade classes which, if rated, would have ratings below investment grade “BBB.” Losses and other shortfalls from expected amounts to be received on the mortgage pool are borne first by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled. We may invest in senior or subordinated, investment grade or non-investment grade CMBS, as well as unrated CMBS.
Unsecured Publicly-Traded REIT Debt Securities
We may also choose to acquire senior unsecured debt of publicly-traded equity REITs that acquire and hold real estate. Publicly-traded REITs may own large, diversified pools of commercial real estate properties or they may focus on a specific type of property, such as shopping centers, office buildings, multifamily properties and industrial warehouses. Publicly-traded REITs typically employ moderate leverage. Corporate bonds issued by these types of REITs are usually rated investment grade and benefit from strong covenant protection.
CDO Notes
CDOs are multiple class debt notes, secured by pools of assets, such as CMBS, mezzanine loans, and unsecured REIT debt. Like typical securitization structures, in a CDO, the assets are pledged to a trustee for the benefit of the holders of the bonds. CDOs often have reinvestment periods that typically last for five years, during which time, proceeds from the sale of a collateral asset may be invested in substitute collateral. Upon termination of the reinvestment period, the static pool functions very similarly to a CMBS securitization where repayment of principal allows for redemption of bonds sequentially.
Commercial Real Estate Equity Investments
We may acquire: (i) equity interests (including preferred equity) in an entity (including, without limitation, a partnership or a limited liability company) that is an owner of commercial real property (or in an entity operating or controlling commercial real property, directly or through affiliates), which may be structured to receive a priority return or is senior to the owner's equity (in the case of preferred equity); (ii) certain strategic joint venture opportunities where the risk-return and potential upside through sharing in asset or platform appreciation is compelling; and (iii) private issuances of equity securities (including preferred equity securities) of public companies. Our commercial real estate equity investments may or may not have a scheduled maturity and are expected to be of longer duration (five-to-ten year terms) than our typical portfolio investment. Such investments are expected to be fixed rate (if they have a stated investment rate) and may have accrual structures and provide other distributions or equity participations in overall returns above negotiated levels.
Other Possible Investments
Although we expect that most of our investments will be of the types described above, we may make other investments. We may invest in whatever types of interests in real estate-related assets that we believe are in our best interests which may include the commercial real property underlying our debt investments as a result of a loan workout, foreclosure or similar circumstances. Although we can purchase any type of real estate-related assets, our charter does limit our ability to make certain types of investments.
Investment Process
Our Advisor has the authority to make all the decisions regarding our investments consistent with the investment guidelines and borrowing policies approved by our board of directors and subject to the limitations in our charter and the direction and oversight of our board of directors. With respect to investments in commercial real estate debt, our board of directors has adopted investment guidelines that our Advisor must follow when acquiring such assets on our behalf without the approval of our board of directors. We will not, however, purchase assets in which our Sponsor, our Advisor, any of our directors or any of their affiliates has an interest without a determination by a majority of our directors (including a majority of the independent directors) not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the asset to the affiliated seller, unless there is substantial justification for the excess amount and such excess is reasonable. Our charter requires that our independent directors review our investment guidelines at least annually to determine that the policies we are following are in the best interests of our stockholders. Each determination and the basis of such determination shall be set forth in the minutes of the meetings of our board of directors. Our investment guidelines and borrowing policies, except to the extent set forth in our charter, may be altered by a majority of our directors, including a majority of the independent directors, without approval of our stockholders. Our Advisor may not alter our investment guidelines or borrowing policies without the approval of a majority of our directors, including a majority of our independent directors. Our charter provides that the board of directors may not amend provisions of the charter relating to investment guidelines or investment restrictions without the approval of the majority of the shares entitled to vote on such matter.
Borrowing Strategies and Policies
We employ conservative levels of borrowing in order to provide more cash available for investment and to generate improved returns. We believe that careful use of leverage will help us to achieve our diversification goals and potentially enhance the returns on our investments. We expect that once we have fully invested the proceeds of our Offering, our financing will generally not exceed 45% of the greater of the cost or aggregate fair market value of our assets although it may exceed this level as we are building our portfolio or otherwise. Our charter precludes us from borrowing in excess of an amount that is generally expected to approximate 75% of the aggregate cost of our investments before deducting loan loss reserves, other non-cash reserves, and depreciation. However, we may borrow in excess of these amounts if such excess is approved by our board of directors, including a majority of our independent directors, and disclosed to stockholders in our next quarterly report along with justification for the excess. Our board of directors reviews our aggregate borrowings at least quarterly to ensure the amount remains reasonable in relation to our net assets and may from time-to-time modify our leverage policy in light of then-current economic conditions, relative costs of debt and equity capital, fair value of our assets, growth, and acquisition opportunities or other factors they deem appropriate.
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
Competition
Our net income depends, in large part, on our ability to originate investments that provide returns in excess of our borrowing cost. In originating these investments, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, private funds, other lenders, governmental bodies, and other entities, many of which have greater financial resources and lower costs of capital available to them than we have. In addition, there are numerous mortgage REITs with asset acquisition objectives similar to ours, and others may be organized in the future, which may increase competition for the investments suitable for us. Competitive variables include market presence and visibility, size of loans offered and underwriting standards. To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal underwriting standards when evaluating potential loans than we are, our investment volume and profit margins for our investment portfolio could be impacted. Our competitors may also be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. Although we believe that we are well positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.
Financial Information About Industry Segments
We conduct our business through the following segments:

•
The real estate debt business will be focused on originating, acquiring, and asset managing commercial real estate debt investments, including first mortgage loans, subordinate mortgages, mezzanine loans, and participations in such loans.

•
The real estate securities business will be focused on investing in and asset managing commercial real estate securities primarily consisting of CMBS and may include unsecured REIT debt, CDO notes and other securities.

Employees
As of December 31, 2013, we had no direct employees. The employees of the Advisor and other affiliates perform a full range of real estate services for us, including acquisitions, accounting, legal, asset management, wholesale brokerage, and investor relations services. We are dependent on these affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, and proxy statements, with the U.S. Securities and Exchange Commission (the "SEC"). We also filed with the SEC our Registration Statement in connection with our current Offering. Individuals may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which may be obtained free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us and our at www.realtyfinancetrust.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A. Risk Factors
Risks Related to an Investment in ARC Realty Finance Trust, Inc.
We have a limited operating history and have no established financing sources except as set forth in our prospectus, and the prior performance of other real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.
We have a limited operating history and investors should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Advisor to predict our future results. We were incorporated in November 2012. The recent real estate experience of the American Realty Capital group of companies principally has focused on real estate equity investments rather than commercial real estate debt and securities. Accordingly, the prior performance of real estate investment programs sponsored by affiliates of the American Realty Capital group of companies and our Advisor may not be indicative of our future results.
Moreover, neither our Advisor nor we have any established financing sources. Presently, both we and our Advisor are funded by capital contributions from our Sponsor, a company which is directly or indirectly controlled by Mr. Schorsch and Mr. Kahane. If our capital resources, or those of our Advisor, are insufficient to support our operations we will not be successful.
Our prospects should be considered in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we must, among other things:
•identify and acquire investments that further our investment strategies;
•increase awareness of the ARC Realty Finance Trust, Inc. name within the investment products market;
•expand and maintain our network of licensed securities brokers and other agents;
•attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;
•respond to competition for our targeted real estate properties and other investments as well as for potential investors; and
•continue to build and expand our operations structure to support our business.
There can be no assurance that we will succeed in achieving these goals.
Our Sponsor does not have as strong an economic incentive to avoid losses as does a sponsor who has made significant equity investments in its company.
Our Sponsor has only invested $200,000 in us through the purchase of 8,888 shares of our common stock at $22.50 per share, reflecting no selling commission or dealer manager fees paid in connection with such sale. The Sponsor or any affiliate may not sell this initial investment for so long as an affiliate of our Sponsor remains our Advisor but may transfer the shares to other affiliates. Therefore, if we are successful in raising enough proceeds to be able to reimburse our Sponsor for our significant organization and offering expenses, our Sponsor will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our Sponsor does not have as strong an economic incentive to prevent a decrease in the value of our shares as do those sponsors who make more significant equity investments in the investment programs they are sponsoring.
We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to acquire or originate commercial real estate debt and other targeted investments as offering proceeds become available, income from such investments and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With no prior operating history, there is no assurance that we will be able to pay or maintain our current level of distributions or that distributions will increase over time.

We cannot give any assurance that returns from the investments that we acquire will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially adversely affect the value of our common stock.
Our organizational documents permit us to pay distributions from any source. Any distributions may reduce the amount of capital we invest in properties.
We may pay distributions from unlimited amounts of any source, including borrowing funds, using proceeds from the Offering, issuing additional securities or selling assets. We have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except in accordance with our organizational documents and Maryland law. Distributions from the proceeds of the Offering or from borrowings also could reduce the amount of capital we ultimately invest in commercial real estate and other targeted investments.
Distributions paid from sources other than our cash flow from operations, particularly from proceeds of the Offering, will result in us having fewer funds available for the acquisition of targeted investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flow from operations and may adversely affect the overall return on an investment in our common stock.
We may in the future pay distributions from sources other than from our cash flow from operations. Until we acquire a significant amount of our targeted investments, we may not generate sufficient cash flow from operations to pay distributions. Our inability to acquire targeted investments may result in a lower return on our common stock than our investors may expect. If we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and/or our Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use the proceeds from the Offering. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders from which we will have already paid offering expenses in connection with the Offering. We have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
If we fund distributions from the proceeds of the Offering, we will have less funds available for acquiring targeted investments. As a result, the return our investors may realize on our common stock may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for targeted investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of the Offering may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute our stockholders' interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flow from operations, affect our profitability or affect the distributions payable upon a liquidity event, any or all of which may have an adverse effect on the value of our common stock.
Challenging economic and financial market conditions could significantly reduce the amount of income we earn and further reduce the value of our investments.
Challenging economic and financial market conditions may cause us to experience an increase in the number of commercial real estate debt and other targeted investments that result in non-payment, foreclosures and non-performing assets and a decrease in the value of assets or other collateral which secures our commercial real estate debt and commercial real estate securities, all of that could adversely affect our results of operations. Loan defaults result in a decrease in interest income and may require the establishment of, or an increase in, loan loss reserves. The decrease in interest income resulting from a loan default may continue for a prolonged period of time as we seek to recover, primarily through legal proceedings, the outstanding principal amount, accrued interest and default interest due on a defaulted commercial real estate debt investment. Legal proceedings, which may include foreclosure actions and bankruptcy proceedings, are expensive and time consuming and may not result in the recovery of our principal. The decrease in interest income, and the costs involved in pursuing our legal remedies will reduce the amount of cash available to meet our expenses and adversely impact our liquidity and operating results.
No public trading market for our shares currently exists, and as a result, it will be difficult to sell our shares and, if our investors are able to sell their shares, they will likely sell them at a substantial discount to the offering price.
Our charter does not require our board of directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require us to list our shares for trading on a national securities exchange by a specified date or otherwise pursue a transaction to provide liquidity to our stockholders. There is no public market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% in value of our stock or more than 9.8% in value or number of shares, whichever is more restrictive, of any class or series of share of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing shares. Therefore, it will be difficult to sell shares promptly or at all. If our stockholders are able to sell their shares, they would likely have to sell them at a substantial discount to their public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.
Our share repurchase program is subject to numerous restrictions, may be canceled at any time and should not be relied upon as a means of liquidity.
We have adopted a share repurchase program that may enable investors to sell their shares to us in limited circumstances. Share repurchases are made at the sole discretion of our board of directors. In its sole discretion, our board of directors could amend, suspend or terminate our share repurchase program upon 30 days prior written notice to stockholders. Further, our share repurchase program includes numerous restrictions that would limit the ability to sell shares. Due to the foregoing, our share repurchase program should not be relied upon as a means of liquidity.
Our stockholders will not have the opportunity to evaluate our investments before we make them, which makes investments in our shares more speculative.
Because we have not yet acquired or identified the majority of the investments that we may make, we are not able to provide any information to assist in evaluating the merits of any future investments that we may make, except for investments that may be described in this prospectus or any supplements thereto. We will seek to invest substantially all of our Offering proceeds available for investment, after the payment of fees and expenses, primarily in commercial real estate debt and other commercial real estate investments. However, because they will be unable to evaluate the economic merit of assets before we invest in them, our investors will have to rely entirely on the ability of our Advisor to select suitable and successful investment opportunities. Furthermore, our board of directors has broad discretion in implementing policies regarding borrower creditworthiness and our stockholders will not have the opportunity to evaluate potential borrowers. These factors increase the speculative nature of an investment in our shares.
Our Advisor may not be successful, or there may be delays, in locating suitable investments, which could limit our ability to make distributions and lower the overall return on our common stock.
Our Advisor may not be successful in locating suitable commercial real estate investments on financially attractive terms, and we may not achieve our objectives. If we, through our Advisor, are unable to find suitable investments promptly, we may hold the proceeds from our Offering in an interest-bearing account or invest the proceeds in short-term assets. Our management team may acquire assets where the returns are substantially below expectations or which result in net losses. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives. To the extent that our Sponsor’s investment professionals, who perform services for us on behalf of our Advisor, face competing demands upon their time in instances when we have capital ready for investment, we may face delays in execution. Further, delays we encounter in the selection and origination or acquisition of investments would likely limit our ability to pay distributions and lower overall returns.
If we internalize our management functions, we may be unable to obtain key personnel, and our ability to achieve our investment objectives could be delayed or hindered, which could adversely affect our ability to pay distributions to you and the value of our common stock.
We may engage in an internalization transaction and become self-managed in the future. If we internalize our management functions, certain key employees may not become our employees but may instead remain employees of our Advisor or its affiliates. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments, which could result in us being sued and incurring litigation-associated costs in connection with the internalization transaction.
If our Advisor loses or is unable to obtain key personnel, including in the event another American Realty Capital-sponsored program internalizes its advisor, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our common stock.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Nicholas S. Schorsch and Peter M. Budko, each of whom would be difficult to replace. Our

Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. This could occur, among other ways, if another American Realty Capital-sponsored program internalizes its Advisor. If that occurs, key personnel of our Advisor, who also are key personnel of the internalized advisor, could become employees of the other program and would no longer be available to our Advisor. Further, we do not intend to separately maintain key person life insurance on Messrs. Schorsch, Budko or any other person. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and there can be no assurance that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our common stock may decline.
The commercial real estate industry has been and may continue to be adversely affected by economic conditions in the United States and the global financial markets generally.
Our business and operations are dependent on the commercial real estate industry generally, which in turn is dependent upon broad economic conditions in the United States and abroad. Despite some recent improvements, the U.S. economy is continuing to experience relatively high unemployment and slow growth. A worsening of economic conditions would likely have a negative impact on the commercial real estate industry generally and on our business and operations specifically. Additionally, disruptions in the global economy, whether as a result of the Euro-zone debt crisis, regional conflict or otherwise, may also have a negative impact on the commercial real estate market domestically. Adverse conditions in the commercial real estate industry could harm our business and financial condition by, among other factors, reducing the value of our existing assets, limiting our access to debt and equity capital, harming our ability to originate new commercial real estate debt and otherwise negatively impacting our operations.
We may be unable to obtain financing required to acquire or originate investments as contemplated in our business plan, which could compel us to restructure or abandon a particular origination or acquisition and harm our ability to make distributions.
We expect to fund a portion of our commercial real estate debt and other commercial real estate investments with financing. There can be no assurance that additional financing will be available on acceptable terms, if at all, or that we will be able to satisfy the conditions precedent required to utilize our credit facility, and we may be required to use a greater proportion of the net proceeds from our Offering to make originations or acquisitions, which could reduce the number, or alter the type, of investments that we would make otherwise. This may reduce our net interest income. Turmoil in the credit and financial markets has greatly reduced the availability of financing. To the extent that financing proves to be unavailable when needed, we may be compelled to modify our investment strategy to optimize the performance of our portfolio. Any failure to obtain financing could have a material adverse effect on the continued development or growth of the target business and harm our ability to make distributions.
Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce any recovery against them if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter generally provides that: (i) no director shall be liable to us or our stockholders for monetary damages (provided that such director satisfies certain applicable criteria); (ii) we will generally indemnify non-independent directors for losses unless they are negligent or engage in misconduct; and (iii) we will generally indemnify independent directors for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce any recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution.
It may be difficult to accurately reflect material events that may impact our quarterly NAV between valuations and accordingly we may be selling and repurchasing shares at too high or too low a price.
Our independent valuer will calculate estimates of the market value of our principal real estate and real estate-related assets, and our Advisor will determine the net value of our real estate and real estate-related assets and liabilities taking into consideration such estimate provided by the independent valuer. The final determination of value may be made by a valuation committee comprised of our independent directors if our Advisor determines that the appraisals of the independent valuer are materially higher or lower than its valuations. Our Advisor is ultimately responsible for determining the quarterly per share NAV. Each real estate related asset, as necessary, will be appraised at least annually and appraisals will be spread out over the course of a year so that approximately 25% of all properties are appraised each quarter. Since each investment, as necessary, will only be appraised annually, there may be changes in the course of the year that are not fully reflected in the quarterly NAV. As a result, the published per share NAV may not fully reflect changes in value that may have occurred since the prior quarterly valuation. Furthermore, our independent valuer and Advisor will monitor our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between quarters, or to obtain timely complete information regarding any such events. Therefore, the per share NAV published after the announcement of an extraordinary event may differ significantly from our actual NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment to be made to NAV, on a going forward basis, is determined by our Advisor and our independent valuer. Any resulting disparity may benefit the repurchasing or non-repurchasing stockholders or purchasers.

Risks Related to Conflicts of Interest
Our Advisor will face conflicts of interest relating to purchasing commercial real estate investments, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
Affiliates of our Advisor currently sponsor and may sponsor one or more other real estate investment programs in the future. Many of these programs have substantially more assets than we do. We may buy commercial real estate debt and other commercial real estate investments at the same time as one or more of the other American Realty Capital-sponsored programs managed by officers and key personnel of our Advisor. There is a risk that our Advisor will choose an investment that provides lower returns to us than a property purchased by another American Realty Capital-sponsored program. We cannot be sure that officers and key personnel acting on behalf of our Advisor or on behalf of managers of other American Realty Capital-sponsored programs will act in our best interests when deciding whether to allocate any particular investment to us. In addition, we may acquire investments in geographic areas where other American Realty Capital-sponsored programs own investments. Conflicts of interests may also exist at such time as we or our affiliates managing investments on our behalf seek to employ asset managers, as well as under other circumstances. Also, we may acquire investments from, or sell investments to, other American Realty Capital-sponsored programs. If one of the other American Realty Capital-sponsored programs acquires an investment that we are competing for, attracts a borrower that we are competing for, attempts to sell similar investments as us around same time, or in other circumstances where a conflict of interest is not resolved in our favor, we could suffer a loss of revenue due to delays in locating another suitable investment. Our investors will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment.
Our Advisor will face conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense and adversely affect the return on our common stock.
We may enter into joint ventures with other American Realty Capital-sponsored programs for the acquisition of commercial real estate debt and other commercial real estate investments. Our Advisor may have conflicts of interest in determining which American Realty Capital-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
Our Advisor, Sponsor and Dealer Manager and their officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time, and this may cause our operating results to suffer.
Our Advisor, our Sponsor and Dealer Manager and their officers and employees and certain of our executive officers and other key personnel and their respective affiliates are key personnel, general partners, sponsors, managers, owners and advisors of other real estate investment programs, including American Realty Capital-sponsored REITs, some of which have investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Additionally, based on our Sponsor’s experience, a significantly greater time commitment is required of senior management during the development stage when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the Offering matures. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.

The management of multiple REITs, especially REITs in the development stage, by our executive officers and officers of our Advisor may significantly reduce the amount of time our executive officers and officers of our Advisor and any service provider are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.
Our executive officers and officers of our Advisor are part of the senior management or are key personnel of the other American Realty Capital-sponsored REITs and their advisors and several of the American Realty Capital-sponsored REITs, which have registration statements that became effective in the past 18 months and currently are offering securities and none of the American Realty Capital-sponsored REITs are more than five years old. As a result, such REITs will have concurrent and/or overlapping fundraising, acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, finding investors, locating and acquiring properties, entering into leases and disposing of properties. The conflicts of interest each of our executive officers and each officer of our Advisor will face may delay our fund raising and investment of our proceeds due to the competing time demands and generally cause our operating results to suffer. Officers of any service provider may face similar conflicts of interest should they be involved with the management of multiple REITs, and especially REITs in the developmental stage.
We will compete for investors with other programs of our Sponsor, which could adversely affect the amount of capital we have to invest.
The American Realty Capital group of companies is currently the Sponsor of other public offerings of non-traded REIT shares, some of which will be ongoing during a significant portion of our offering period. These programs all have filed registration statements for the offering of common stock and either are or intend to elect to be taxed as REITs. These offerings are taking place concurrently with our Offering, and our Sponsor is likely to sponsor other offerings during our offering period. Our Dealer Manager is the dealer manager for these other offerings. Additionally, our Sponsor is the sponsor of ARCP, which is a REIT that is actively traded on The NASDAQ Capital Market, which may conduct one or more offerings during our offering period. We will compete for investors with these other programs, and the overlap of these offerings with our Offering could adversely affect our ability to raise all the capital we seek in our Offering, the timing of sales of our shares and the amount of proceeds we have to spend on real estate investments.
American National Stock Transfer, LLC, our affiliated transfer agent, has a limited operating history and a failure by our transfer agent to perform its functions for us effectively may adversely affect our operations.
Our transfer agent is a related party which was recently launched as a new business. The business was formed on November 2, 2012 and began providing certain transfer agency services for programs sponsored directly or indirectly by AR Capital, LLC as of March 1, 2013. Because of its limited experience, there is no assurance that our transfer agent will be able to effectively provide transfer agency and registrar services to us. Furthermore, our transfer agent will be responsible for supervising third party service providers who may, at times, be responsible for executing certain transfer agency and registrar services. If our transfer agent fails to perform its functions for us effectively, our operations may be adversely affected.
Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and to generate returns to our stockholders.
Certain of our executive officers, including Nicholas S. Schorsch and Peter M. Budko, also are officers of our Advisor, our Dealer Manager and other affiliated entities, as applicable including the other real estate programs sponsored by the American Realty Capital group of companies. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to (a) allocation of new investments and management time and services between us and the other entities, (b) the timing and terms of the investment in or sale of an asset, (c) investments with affiliates of our Advisor, (d) compensation to our Advisor, and (e) our relationship with our Dealer Manager. If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets. If these individuals act in a manner that is detrimental to our business or favor one entity over another, they may be subject to liability for breach of fiduciary duty.
Our Advisor faces conflicts of interest relating to the incentive fee structure under our advisory agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Under our advisory agreement, our Advisor or its affiliates will be entitled to fees that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our

Advisor’s or its affiliates’ entitlement to fees and distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. Our advisory agreement will require us to pay a performance-based termination distribution to our Advisor or its affiliates if we terminate the advisory agreement prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid paying this fee, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the distribution to the Advisor or its affiliates at termination could cause us to make different investment or disposition decisions than we would otherwise make, in order to satisfy our obligation to pay the distribution to the terminated Advisor. Moreover, our Advisor will have the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the payment of the termination distribution, which could have the effect of delaying, deferring or preventing the change of control.

Risks Related to Our Corporate Structure
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person or entity may own more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock determined after applying certain rules of attribution. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our board of directors to issue up to 1,000,000,000 shares of stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit our stockholders' ability to exit the investment.
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation’s outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if the board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, the board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board of directors.
After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by the board of directors prior to the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our board of directors has exempted any business combination involving our Advisor or any affiliate of our Advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any affiliate of our Advisor. As a result, our Advisor and any affiliate of our Advisor may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
Maryland law limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares.
The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation.
Our bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
The value of our common stock may be reduced if we are required to register as an investment company under the Investment Company Act.
The company is not registered, and does not intend to register itself, the operating partnership or any of its subsidiaries, as an investment company under the Investment Company Act. If we become obligated to register the company, the operating partnership or any of its subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.
We intend to conduct our operations, directly and through wholly or majority-owned subsidiaries, so that the company, the operating partnership and each of its subsidiaries is not an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis. “Investment securities” excludes (A) government securities, (B) securities issued by employees’ securities companies, and (C) securities issued by majority-owned subsidiaries which (i) are not investment companies, and (ii) are not relying on the exception from the definition of investment company under Section 3(c)(1) or 3(c)(7) of the Investment Company Act.

We expect that we will not fall under the definition of, and will therefore not be required to register as, an investment company. We intend to make investments and conduct our operations so that we are not required to register as an investment company. We are organized as a holding company that conducts business primarily through the operating partnership. Both the company and the operating partnership intend to conduct operations so that each complies with the 40% test. The securities issued to the operating partnership by any wholly-owned or majority-owned subsidiaries that we may form in the future that are excepted from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities the operating partnership may own, may not have a value in excess of 40% of the value of the operating partnership's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We will monitor the company’s and the operating partnership’s holdings to support continuing and ongoing compliance with these tests but we may be unsuccessful and could fail to comply. We believe neither the company nor the operating partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither the company nor the operating partnership will engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the operating partnership's wholly-owned or majority-owned subsidiaries, the company and the operating partnership are primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring mortgages and other interests in real estate.
We expect that most of our investments will be held by wholly-owned or majority-owned subsidiaries of the operating partnership and that most of these subsidiaries will rely on the exception from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of a subsidiary's portfolio must be comprised of qualifying real estate assets and at least 80% of its portfolio must be comprised of qualifying real estate assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). For purposes of the exclusions provided by Sections 3(c)(5)(C), we will classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments and the equity securities of other entities may not constitute qualifying real estate investments and therefore investments in these types of assets may be limited. The SEC or its staff may not concur with our classification of our assets. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may cause us to lose our exclusion from the definition of investment company or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.
We may in the future organize special purpose subsidiaries of the operating partnership that will borrow under or participate in government sponsored incentive programs. We expect that some of these subsidiaries will rely on Section 3(c)(7) for their Investment Company Act exclusion and, therefore, the operating partnership's interest in each of these subsidiaries would constitute an “investment security” for purposes of determining whether the operating partnership passes the 40% test. Also, we may in the future organize one or more subsidiaries that seek to rely on the Investment Company Act exclusion provided to certain structured financing vehicles by Rule 3a-7. Any such subsidiary would need to be structured to comply with any guidance that may be issued by the SEC or its staff on the restrictions contained in Rule 3a-7. In certain circumstances, compliance with Rule 3a-7 may require, among other things, that the indenture governing the subsidiary include limitations on the types of assets the subsidiary may sell or acquire out of the proceeds of assets that mature, are refinanced or otherwise sold, on the period of time during which such transactions may occur, and on the amount of transactions that may occur. We expect that the aggregate value of the operating partnership's interests in subsidiaries that seek to rely on Rule 3a-7 will comprise less than 20% of the operating partnership's (and, therefore, the company's) total assets on an unconsolidated basis.
In the event that the company, or the operating partnership, were to acquire assets that could make either entity fall within the definition of investment company under Section 3(a)(1) of the Investment Company Act, we believe that we may still qualify for an exclusion from registration pursuant to Section 3(c)(6). Although the SEC staff has issued little interpretive guidance with respect to Section 3(c)(6), we believe that the company and the operating partnership may rely on Section 3(c)(6) if 55% of the assets of the operating partnership consist of, and at least 55% of the income of the operating partnership is derived from, qualifying real estate assets owned by wholly-owned or majority-owned subsidiaries of the operating partnership.
To ensure that neither the company nor any of its subsidiaries, including the operating partnership, are required to register as an investment company, each entity may be unable to sell assets that it would otherwise want to sell and may need to sell assets that it would otherwise wish to retain. In addition, the company, the operating partnership or its subsidiaries may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forgo opportunities to acquire interests in companies that we would otherwise want to acquire. Although we monitor the portfolio of the company, the operating partnership and its subsidiaries periodically and prior to each acquisition and disposition, any of these entities may not be able to maintain an exclusion from the definition of investment company. If the company, the operating partnership or any subsidiary is required to register as an investment company but fails to do so, the unregistered entity would be prohibited from engaging in our business, and criminal and civil actions could be brought against such entity. In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.
The SEC recently solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the Investment Company Act, including the nature of the assets that qualify for purposes of the exclusion and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including more specific or different guidance regarding these exclusions that may be published by the SEC or its staff, will not change in a manner that adversely affects our operations. In addition, the SEC or its staff could take action that results in our or our subsidiary's failure to maintain an exception or exemption from the Investment Company Act.
If our stockholders do not agree with the decisions of our board of directors, they only have limited control over changes in our policies and operations and may not be able to change our policies and operations.
Our board of directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders except to the extent that the policies are set forth in our charter. Under the Maryland General Corporation Law, or MGCL, and our charter, our stockholders have a right to vote only on the following:

•	the election or removal of directors;

•
any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to (a) increase or decrease the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have the authority to issue, (b) effect certain reverse stock splits, and (c) change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock;

•	our liquidation or dissolution;

•	certain reorganizations of our company, as provided in our charter; and

•
certain mergers, consolidations or sales or other dispositions of all or substantially all our assets, as provided in our charter. All other matters are subject to the discretion of our board of directors.

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of our portfolio.
Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of the stockholders. These policies may change over time. The methods of implementing our investment policies also may vary as the commercial debt markets change, new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of our portfolio could change without our stockholders' consent.
Because our Advisor is wholly owned by our Sponsor through the Special Limited Partner, the interests of the Advisor and the Sponsor are not separate and as a result the Advisor may act in a way that is not necessarily in the investors’ interest.
Our Advisor is indirectly wholly owned by our Sponsor through the Special Limited Partner. Therefore, the interests of our Advisor and our Sponsor are not separate and the Advisor’s decisions may not be independent from the Sponsor and may result in the Advisor making decisions to act in ways that are not in the investors’ interests.
Payment of fees to our Advisor and its affiliates reduces cash available for investment and distributions.
Our Advisor and its affiliates will perform services for us in connection with the offer and sale of the shares, the selection and acquisition of our investments, the management of our properties, the servicing of our mortgage, bridge or mezzanine loans, if any, and the administration of our other commercial real estate investments. They are paid substantial fees for these services, which reduces the amount of cash available for investment in real estate debt and securities or distribution to stockholders.
Because of our holding company structure, we depend on our operating subsidiary and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of such operating subsidiary and its subsidiaries, which could adversely affect our ability to make distributions.
We are a holding company with no business operations of our own. Our only significant asset is and will be the general partnership interests of our operating partnership. We conduct, and intend to conduct, all of our business operations through our operating partnership. Accordingly, our only source of cash to pay our obligations is distributions from our operating partnership and its subsidiaries of their net earnings and cash flows. There can be no assurance that our operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our operating partnership’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, stockholders' claims will be structurally subordinated to all existing and future liabilities and obligations of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy stockholders' claims only after all of our and our operating partnerships and its subsidiaries liabilities and obligations have been paid in full.
Our Dealer Manager signed a Letter of Acceptance, Waiver and Consent with FINRA; any further action, proceeding or litigation with respect to the substance of the Letter of Acceptance, Waiver and Consent could adversely affect our IPO or the pace at which we raise proceeds.
In April 2013, our Dealer Manager received notice and a proposed Letter of Acceptance, Waiver and Consent, or AWC, from FINRA, the self-regulatory organization that oversees broker dealers, that certain violations of SEC and FINRA rules, including Rule 10b-9 under the Exchange Act and FINRA Rule 2010, occurred in connection with its activities as a co-dealer manager for a public offering. Without admitting or denying the findings, our dealer manager submitted an AWC, which FINRA accepted on June 4, 2013. In connection with the AWC, our dealer manager consented to the imposition of a censure and a fine of $60,000. To the extent any action would be taken against our Dealer Manager in connection with the above AWC, our Dealer Manager could be adversely affected.
Risks Related to Our Financing Strategy
We expect to use leverage in connection with our investments, which increases the risk of loss associated with our investments.
We expect to finance the origination and acquisition of a portion of our investments with credit facilities, mortgages and other borrowings, which may include repurchase agreements to finance commercial real estate debt. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. Our ability to execute this strategy depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. We may be unable to obtain additional financing on favorable terms or, with respect to our debt and other investments, on terms that parallels the maturities of the debt originated or other investments acquired, if we are able to obtain additional financing at all. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more restrictive recourse borrowings and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution, for our operations and for future business opportunities. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. Our return on our investments and cash available for distribution may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we acquire or originate.
Short-term borrowing through repurchase agreements, credit facilities and other borrowings may put our assets and financial condition at risk. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, such borrowings may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies, and our ability to incur additional borrowings. Financing agreements that we may enter into may contain covenants that limit our ability to further incur borrowings, restrict distributions or that prohibit us from discontinuing insurance coverage or replacing our Advisor. Certain limitations would decrease our operating flexibility and our ability to achieve our operating objectives, including making distributions.

In a period of rising interest rates, our interest expense could increase while the interest we earn on our fixed-rate assets would not change, which would adversely affect our profitability.
Our operating results depend in large part on differences between the income from our assets, reduced by any credit losses and financing costs. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and market value of our assets. Interest rate fluctuations resulting in our interest expense exceeding the income from our assets would result in operating losses for us and may limit our ability to make distributions to our stockholders. In addition, if we need to repay existing borrowings during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on those investments, which would adversely affect our profitability.
We may not be able to access financing sources on attractive terms, if at all, which could adversely affect our ability to execute our business plan.
We require significant outside capital to fund and grow our business. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. A primary source of liquidity for companies in the real estate industry has been the debt and equity capital markets. Access to the capital markets and other sources of liquidity was severely disrupted during the relatively recent global credit crisis and, despite some improvements in 2011, the markets could suffer another severe downturn and another liquidity crisis could emerge. Based on the current conditions, we do not know whether any sources of capital will be available to us in the future on terms that are acceptable to us, if at all. If we cannot obtain sufficient debt and equity capital on acceptable terms, our business and our ability to operate could be severely impacted.
We have broad authority to utilize leverage and high levels of leverage could hinder our ability to make distributions and decrease the value of our common stock.
Our charter does not limit us from utilizing financing until our borrowings exceed 300% of our net assets, which is generally expected to approximate 75% of the aggregate cost of our investments. Further, we can incur financings in excess of this limitation with the approval of our independent directors. High leverage levels would cause us to incur higher interest charges and higher debt service payments and the agreements governing our borrowings may also include restrictive covenants. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our common stock.
We may use credit facilities to finance our investments, which may require us to provide additional collateral and significantly impact our liquidity position.
We may use credit facilities to finance some of our investments. To the extent these credit facilities contain mark-to-market provisions, if the market value of the commercial real estate debt or securities pledged by us declines in value due to credit quality deterioration, we may be required by our lenders to provide additional collateral or pay down a portion of our borrowings. In a weakening economic environment, we would generally expect credit quality and the value of the commercial real estate debt or securities that serve as collateral for our credit facilities to decline, and in such a scenario, it is likely that the terms of our credit facilities would require partial repayment from us, which could be substantial. Posting additional collateral to support our credit facilities could significantly reduce our liquidity and limit our ability to leverage our assets. In the event we do not have sufficient liquidity to meet such requirements, our lenders can accelerate our borrowings, which could have a material adverse effect on our business and operations.

Risks Related to Our Investments
Our commercial real estate debt and other commercial real estate investments are subject to the risks typically associated with commercial real estate.
Our commercial real estate debt and commercial real estate securities generally are directly or indirectly secured by a lien on real property. The occurrence of a default on a commercial real estate debt investment could result in our acquiring ownership of the property. We do not know whether the values of the properties ultimately securing our commercial real estate debt and loans underlying our securities will remain at the levels existing on the dates of origination of these loans and the dates of origination of the loans ultimately securing our securities, as applicable. If the values of the properties drop, our risk will increase because of the lower value of the security and reduction in borrower equity associated with such loans. In this manner, real estate values could impact the values of our debt and security investments. Our commercial real estate equity investments (including potential investments in real property) may be similarly affected by real estate property values. Therefore, our commercial real estate debt, securities and equity investments are subject to the risks typically associated with real estate.
Our operating results may be adversely affected by a number of risks generally incident to holding real estate,

including, without limitation:

•	natural disasters such as hurricanes, earthquakes and floods;

•	acts of war or terrorism, including the consequences of terrorist attacks;

•	adverse changes in national and local economic and real estate conditions;

•	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;

•	changes in interest rates and availability of permanent mortgage funds that my render the sale of property difficult or unattractive;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;

•	costs of remediation and liabilities associated with environmental conditions affecting properties; and

•	the potential for uninsured or underinsured property losses; and

•	periods of high interest rates and tight money supply.
The value of each property is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenses associated with properties (such as operating expenses and capital expenses) cannot be reduced when there is a reduction in income from the properties.
These factors may have a material adverse effect on the ability of our borrowers to pay their loans and the ability of the borrowers on the underlying loans securing our securities to pay their loans, as well as on the value and the return that we can realize from assets we acquire and originate.
The commercial real estate debt we originate and invest in and the commercial real estate loans underlying the commercial real estate securities we invest in could be subject to delinquency, foreclosure and loss, which could result in losses to us.
Commercial real estate loans are secured by commercial real estate and are subject to risks of delinquency, foreclosure, loss and bankruptcy of the borrower, all of which are and will continue to be prevalent if the overall economic environment does not continue to improve. The ability of a borrower to repay a loan secured by commercial real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower’s business plan, the borrower’s ability to repay the loan may be impaired. Net operating income of a property can be affected by, each of the following factors, among other things:

•	macroeconomic and local economic conditions;

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location and condition;

•	property operating costs, including insurance premiums, real estate taxes and maintenance costs;

•	competition from comparable types of properties;

•	effects on a particular industry applicable to the property, such as hotel vacancy rates;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	any need to address environmental contamination at the property;

•	the occurrence of any uninsured casualty at the property;

•	changes in national, regional or local economic conditions and/or specific industry segments;

•	declines in regional or local real estate values;

•	branding, marketing and operational strategies;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates;

•	real estate tax rates and other operating expenses;

•	acts of God;

•	social unrest and civil disturbances;

•	terrorism; and

•	increases in costs associated with renovation and/or construction.
Any one or a combination of these factors may cause a borrower to default on a loan or to declare bankruptcy. If a default or bankruptcy occurs and the underlying asset value is less than the loan amount, we will suffer a loss.
In the event of any default under a commercial real estate loan held directly by us, we will bear a risk of loss of principal or accrued interest to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the commercial real estate loan, which could have a material adverse effect on our cash flow from operations. In the event of a default by a borrower on a non-recourse commercial real estate loan, we will only have recourse to the underlying asset (including any escrowed funds and reserves) collateralizing the commercial real estate loan. If a borrower defaults on one of our commercial real estate debt investments and the underlying property collateralizing the commercial real estate debt is insufficient to satisfy the outstanding balance of the debt, we may suffer a loss of principal or interest. In addition, even if we have recourse to a borrower’s assets, we may not have full recourse to such assets in the event of a borrower bankruptcy as the loan to such borrower will be deemed to be secured only to the extent of the value of the mortgaged property at the time of bankruptcy (as determined by the bankruptcy court) and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. We are also exposed to these risks though the commercial real estate loans underlying commercial real estate loan underlying a commercial real estate security we hold may result in us not recovering a portion or all of our investment in such commercial real estate security.
Delays in liquidating defaulted commercial real estate debt investments could reduce our investment returns.
If we acquire or originate commercial real estate debt investments and there are defaults under those debt investments, we may not be able to repossess and sell the properties securing the commercial real estate debt investment quickly. Foreclosure of a loan can be an expensive and lengthy process that could have a negative effect on our return on the foreclosed loan. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses, including but not limited to, lender liability claims, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take several years or more to resolve. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of our assets in the defaulted loans. Furthermore, an action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede our ability to foreclose on or sell the property securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan. In addition, we may be forced to operate any foreclosed properties for a substantial period of time, which could be a distraction for our management team and may require us to pay significant costs associated with such property.
Subordinate commercial real estate debt that we acquire or originate could constitute a significant portion of our portfolio and may expose us to greater losses.
We intend to acquire or originate subordinate commercial real estate debt, including subordinate mortgage and mezzanine loans and participations in such loans. These types of investments could constitute a significant portion of our portfolio and may involve a higher degree of risk than the type of assets that will constitute the majority of our commercial real estate debt investments, namely first mortgage loans secured by real property. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower or the assets of the borrower may not be sufficient to satisfy the first mortgage loan and our subordinate debt investment. If a borrower defaults on our subordinate debt or on debt senior to ours, or in the event of a borrower bankruptcy, our subordinate debt will be satisfied only after the senior debt is paid in full. Where debt senior to our debt investment exists, the presence of intercreditor arrangements may limit our ability to amend our debt agreements, assign our debt, accept prepayments, exercise our remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to our borrowers. As a result, we may not recover some or all of our investment. In addition, real properties with subordinate debt may have higher loan-to-value ratios than conventional debt, resulting in less equity in the real property and increasing the risk of loss of principal and interest.
We may be subject to risks associated with construction lending, such as declining real estate values, cost overruns and delays in completion.
Our commercial real estate debt portfolio may include loans made to developers to construct prospective projects. The primary risks to us of construction loans are the potential for cost overruns, the developer’s failing to meet a project delivery schedule and the inability of a developer to sell or refinance the project at completion in accordance with its business plan and repay our commercial real estate loan due to declining real estate values. These risks could cause us to have to fund more money than we originally anticipated in order to complete the project. We may also suffer losses on our commercial real estate debt if the developer is unable to sell the project or refinance our commercial real estate debt investment.
Jurisdictions with one action or security first rules or anti-deficiency legislation may limit the ability to foreclose on the property or to realize the obligation secured by the property by obtaining a deficiency judgment.
In the event of any default under our commercial real estate debt investments and in the loans underlying our commercial real estate securities, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the collateral and the principal amount of the loan. Certain states in which the collateral securing our commercial real estate debt and securities is located may have laws that prohibit more than one judicial action to enforce a mortgage obligation, requiring the lender to exhaust the real property security for such obligation first or limiting the ability of the lender to recover a deficiency judgment from the obligor following the lender’s realization upon the collateral, in particular if a non-judicial foreclosure is pursued. These statutes may limit the right to foreclose on the property or to realize the obligation secured by the property.
Our investments in commercial real estate debt and commercial real estate securities are subject to changes in credit spreads.
Our investments in commercial real estate debt and commercial real estate securities are subject to changes in credit spreads. When credit spreads widen, the economic value of such investments decrease. Even though such investment may be performing in accordance with its terms and the underlying collateral has not changed, the economic value of the investment may be negatively impacted by the incremental interest foregone from the widened credit spread.
Investments in non-conforming or non-investment grade rated loans or securities involve greater risk of loss.
Some of our investments may not conform to conventional loan standards applied by traditional lenders and either will not be rated or will be rated as non-investment grade by the rating agencies. The non-investment grade ratings for these assets typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, these investments may have a higher risk of default and loss than investment grade rated assets. Any loss we incur may be significant and may reduce distributions and adversely affect the value of our common stock.
Insurance may not cover all potential losses on the properties underlying our investments which may harm the value of our assets.
We generally require that each of the borrowers under our commercial real estate debt investments obtain comprehensive insurance covering the mortgaged property, including liability, fire and extended coverage. We also generally obtain insurance directly on any property we acquire. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes, that may be uninsurable or not economically insurable. We may not and we may not require borrowers to obtain certain types of insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the property, which might impair our security and decrease the value of the property.
Investments that are not insured involve greater risk of loss than insured investments.
We may acquire and originate uninsured loans and assets as part of our investment strategy. Such loans and assets may include first mortgage loans, subordinate mortgage and mezzanine loans and participations in such loans and commercial real estate securities. While holding such interests, we are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. To the extent we suffer such losses with respect to our uninsured investments, the value of our company and the value of our common stock may be adversely affected.
We invest in CMBS, which may include subordinate securities, which entails certain risks.
We invest in a variety of CMBS, which may include subordinate securities that are subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multifamily mortgage loans. Consequently, CMBS will be adversely affected by payment defaults, delinquencies and losses on the underlying commercial real estate loans, which began to increase significantly toward the end of 2008 and are expected to continue into 2014. Furthermore, if the rental and leasing markets do not continue to improve, including by increasing occupancy rates and increasing market rental rates, it could reduce cash flow from the loan pools underlying our CMBS investments. The CMBS market is dependent upon liquidity for refinancing and will be negatively impacted by a slowdown in the new issue CMBS market.
Additionally, CMBS is subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. Additional risks may be presented by the type and use of a particular commercial property. Special risks are presented by hospitals, nursing homes, hospitality properties and certain other property types. Commercial property values and net operating income are subject to volatility, which may result in net operating income becoming insufficient to cover debt service on the related commercial real estate loan, particularly if the current economic environment continues to deteriorate. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project rather than upon the liquidation value of the underlying real estate. Furthermore, the net operating income from and value of any commercial property are subject to various risks. The exercise of remedies and successful realization of liquidation proceeds relating to CMBS may be highly dependent upon the performance of the servicer or special servicer. Expenses of enforcing the underlying commercial real estate loans (including litigation expenses) and expenses of protecting the properties securing the commercial real estate loans may be substantial. Consequently, in the event of a default or loss on one or more commercial real estate loans contained in a securitization, we may not recover a portion or all of our investment.
The CMBS in which we may invest are subject to the risks of the mortgage securities market as a whole and risks of the securitization process.
The value of CMBS may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. Due to our investment in subordinate CMBS, we are also subject to several risks created through the securitization process. Our subordinate CMBS are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the interest payment on subordinate CMBS will not be fully paid. Subordinate CMBS are also subject to greater credit risk than those CMBS that are senior and generally more highly rated.
We may not control the special servicing of the mortgage loans underlying the CMBS in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.
Overall control over the special servicing of the underlying mortgage loans of the CMBS may be held by a directing certificate holder, which is appointed by the holders of the most subordinate class of such CMBS. We ordinarily do not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions that could adversely affect our interests.
With respect to certain mortgage loans included in the CMBS, the properties that secure the mortgage loan backing the CMBS may also secure one or more related mortgage loans that are not in the securitized pool, which may conflict with our interests.
Certain mortgage loans included in the CMBS investments may be part of a loan combination or split loan structure that includes one or more additional cross-collateralized mortgage loans (senior, subordinate or pari passu and not included in the CMBS) that are secured by the same mortgage instrument(s) encumbering the same mortgaged property or properties, as applicable, as is the subject mortgage loan. Pursuant to one or more co-lender or similar agreements, a holder, or a group of holders, of a mortgage loan in a subject loan combination or split loan structure may be granted various rights and powers that affect the mortgage loan in that loan combination or split loan structure, including: (i) cure rights; (ii) a purchase option; (iii) the right to advise, direct or consult with the applicable servicer regarding various servicing matters affecting that loan combination; or (iv) the right to replace the directing certificate holder (without cause).
We may invest in CDO notes and such investments involve significant risks.
We may invest in collateralized debt obligations, or CDOs, which are multiple class securities secured by pools of assets, such as CMBS, subordinate mortgage and mezzanine loans and REIT debt. Like typical securities structures, in a CDO, the assets are pledged to a trustee for the benefit of the holders of the bonds. Like CMBS, CDO notes are affected by payments, defaults, delinquencies and losses on the underlying commercial real estate loans. CDOs often have reinvestment periods that typically last for five years during which proceeds from the sale of a collateral asset may be invested in substitute collateral. Upon termination of the reinvestment period, the static pool functions very similarly to a CMBS where repayment of principal allows for redemption of bonds sequentially. To the extent we invest in the equity securities of a CDO, we will be entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the senior securities and its expenses. However, there will be little or no income or principal available to the holders of CDO equity securities if defaults or losses on the underlying collateral exceed a certain amount. In that event, the value of our investment in any equity class of a CDO could decrease substantially. In addition, the equity securities of CDOs are generally illiquid and often must be held by a REIT and because they represent a leveraged investment in the CDO’s assets, the value of the equity securities will generally have greater fluctuations than the values of the underlying collateral.

We have no established investment criteria limiting the size of each investment we make in commercial real estate debt, commercial real estate securities and other commercial real estate investments. If we have an investment that represents a material percentage of our assets, and that investment experiences a loss, the value of our common stock could be significantly diminished.
Certain of our commercial real estate debt, commercial real estate securities and other commercial real estate investments may represent a significant percentage of our assets. Any such investment may carry the risk associated with a significant asset concentration. Should any investment representing a material percentage of our assets, experience a loss on all or a portion of the investment, we could experience a material adverse effect, which would result in the value of our common stock being diminished.
We have no established investment criteria limiting the geographic concentration of our investments in commercial real estate debt, commercial real estate securities and other commercial real estate investments. If our investments are concentrated in an area that experiences adverse economic conditions, our investments may lose value and we may experience losses.
Certain commercial real estate debt, commercial real estate securities and other commercial real estate investments in which we invest may be secured by a single property or properties in one geographic location. These investments may carry the risks associated with significant geographical concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain geographic areas, and we may experience losses as a result. A worsening of economic conditions in the geographic area in which our investments may be concentrated could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of borrowers to pay financed amounts and impairing the value of our collateral.
We have no established investment criteria limiting the industry concentration of our investments in commercial real estate debt and commercial real estate securities and other commercial real estate investments. If our investments are concentrated in an industry that experiences adverse economic conditions, our investments may lose value and we may experience losses.
Certain commercial real estate debt and other commercial real estate investments in which we invest may be secured by a single property or properties serving a particular industry, such as hotel, office or otherwise. These investments may carry the risks associated with significant industry concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain industries, and we may experience losses as a result. A worsening of economic conditions in an industry in which we are concentrated could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of borrowers to pay financed amounts and impairing the value of our collateral.
Adjustable-rate commercial real estate loans may entail greater risks of default to us than fixed-rate commercial real estate loans.
Adjustable-rate commercial real estate loans we acquire or originate or that collateralize our commercial real estate securities may have higher delinquency rates than fixed-rate loans. Borrowers with adjustable-rate mortgage loans may be exposed to increased monthly payments if the related interest rate adjusts upward from the initial fixed-rate or a low introductory rate, as applicable, in effect during the initial period of the loan to the rate computed in accordance with the applicable index and margin. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, after the initial fixed-rate period, may result in significantly increased monthly payments for borrowers with adjustable-rate loans, which may make it more difficult for the borrowers to repay the loan or could increase the risk of default of their obligations under the loan.
Changes in interest rates could negatively affect the value of our investments, which could result in reduced income or losses and negatively affect the cash available for distribution.
We may invest in fixed-rate CMBS and other fixed-rate investments. Under a normal yield curve, an investment in these instruments will decline in value if long-term interest rates increase. We will also invest in floating-rate investments, for which decreases in interest rates will have a negative effect on value and interest income. Declines in fair value may ultimately reduce income or result in losses to us, which may negatively affect cash available for distribution.
Hedging against interest rate exposure may adversely affect our income, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.
We may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on interest rate levels, the type of investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	our hedging opportunities may be limited by the treatment of income from hedging transactions under the rules determining REIT qualification;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	we may purchase a hedge that turns out not to be necessary.
Any hedging activity we engage in may adversely affect our income, which could adversely affect cash available for distribution. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not be able to establish a perfect correlation between hedging instruments and the investment being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.
Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse or regulated by any U.S. or foreign governmental authorities and involve risks and costs.
The cost of using hedging instruments increases as the period covered by the instrument lengthens and during periods of rising and volatile interest rates. We may increase our hedging activity and thus increase our hedging costs during periods when interest rates are volatile or rising and hedging costs have increased. In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no regulatory or statutory requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. It may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. There can be no assurance that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.
Our investments in commercial real estate securities, which may include preferred and common equity, will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.
Our investments in securities, which may include preferred and common equity, will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate-related investments discussed in this prospectus. Issuers that are finance companies are subject to the inherent risks associated with structured financing investments also discussed in this prospectus. Furthermore, securities, including preferred and common equity, may involve greater risk of loss than secured financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in securities, including preferred and common equity, are subject to risks of: (i) limited liquidity in the secondary trading market; (ii) substantial market price volatility resulting from changes in prevailing interest rates; (iii) subordination to the prior claims of banks and other senior lenders to the issuer; (iv) the operation of mandatory sinking fund or call or redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets; (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations; and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding securities, including preferred and common equity, and the ability of the issuers thereof to make principal, interest and distribution payments to us.
Many of our investments are illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions, which may result in losses to us.
Many of our investments are illiquid. As a result, our ability to sell commercial real estate debt, securities or properties in response to changes in economic and other conditions, could be limited, even at distressed prices. The Internal Revenue Code also places limits on our ability to sell properties held for fewer than four years. These considerations could make it difficult for us to dispose of any of our assets even if a disposition were in the best interests of our stockholders. As a result, our ability to vary our portfolio in response to further changes in economic and other conditions may be relatively limited, which may result in losses to us.
The direct or indirect effects of the Dodd-Frank Wall Street Reform Act, or the Dodd-Frank Act, enacted in July 2010 for the purpose of stabilizing or reforming the financial markets, may have an adverse effect on our interest rate hedging activities.
On July 21, 2010, the Dodd-Frank Act became law in the United States. Title VII of the Dodd-Frank Act contains a sweeping overhaul of the regulation of privately negotiated derivatives. The provisions of Title VII became effective on July 16, 2011 or, with respect to particular provisions, on such other date specified in the Dodd-Frank Act or by subsequent rulemaking. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be assessed until implementing rules and regulations are promulgated, the requirements of Title VII may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and may result in us entering into such transactions on more unfavorable terms than prior to effectiveness of the Dodd-Frank Act. The occurrence of any of the foregoing events may have an adverse effect on our business.
Declines in the fair value of our investments may adversely affect periodic reported results of operations and credit availability, which may reduce earnings and, in turn, cash available for distribution.
Most of our security investments will be classified for accounting purposes as “available-for-sale.” These assets will be carried at estimated fair value and temporary changes in the fair value of those assets will be directly charged or credited to equity with no impact on our statement of operations. If we determine that a decline in the estimated fair value of an available-for-sale security falls below its amortized value and is not temporary, we will recognize a loss on that security on the statement of operations, which will reduce our income in the period recognized.
A decline in the fair value of our assets may adversely affect us particularly in instances where we have borrowed money based on the fair value of those assets. If the fair value of those assets declines, the lender may require us to post additional collateral to support the asset. If we were unable to post the additional collateral, our lenders may refuse to continue to lend to us or reduce the amounts they are willing to lend to us. Additionally, we may have to sell assets at a time when we might not otherwise choose to do so. A reduction in credit available may reduce our income and, in turn, cash available for distribution.
Further, lenders may require us to maintain a certain amount of cash reserves or to set aside unlevered assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. In the event that we are unable to meet these contractual obligations, our financial condition could deteriorate rapidly.
The fair value of our investments may decline for a number of reasons, such as changes in prevailing market rates, increases in defaults, increases in voluntary prepayments for those investments that we have that are subject to prepayment risk, widening of credit spreads and downgrades of ratings of the securities by ratings agencies.
Some of our investments will be carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.
Some of our investments will be in the form of securities that are recorded at fair value but have limited liquidity or are not publicly-traded. The fair value of these securities and potentially other investments that have limited liquidity or are not publicly-traded may not be readily determinable. We estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates and assumptions, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.
Competition with third parties for originating and acquiring investments may reduce our profitability.
We have significant competition with respect to our origination and acquisition of assets with many other companies, including other REITs, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors, many of which have greater resources than us. We may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. If we pay higher prices for investments or originate loans on more generous terms than our competitors, our returns will be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. If such events occur, our investors may experience a lower return on their investment.
Our due diligence may not reveal all material issues relating to our origination or acquisition of a particular investment.
Before making an investment, we assess the strength and skills of the management of the borrower or the operator of the property and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized or private entities because there may be little or no information publicly available about the entity. Even if we conduct extensive due diligence on a particular investment, there can be no assurance that this diligence will uncover all material issues relating to such investment, or that factors outside of our control will not later arise. If our due diligence fails to identify issues specific to investment, we may be forced to write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Charges of this nature could contribute to negative market perceptions about us or our shares of common stock.
We depend on borrowers for a substantial portion of our revenue, and, accordingly, our revenue and our ability to make distributions is dependent upon the success and economic viability of such borrowers.
The success of our origination or acquisition of commercial real estate debt investments and our acquisition of commercial real estate securities significantly depends on the financial stability of the borrowers underlying such investments. The inability of a single major borrower or a number of smaller borrowers to meet their payment obligations could result in reduced revenue or losses.
A prolonged economic slowdown, a lengthy or severe recession or declining real estate values could harm our operations.
Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses in our investments and a decrease in revenues, earnings and assets. An economic slowdown or recession, in addition to other non-economic factors such as an excess supply of properties, could have a material negative impact on the values of commercial real estate properties. Declining real estate values will likely reduce our level of new loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of a default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions.
If we overestimate the value or income-producing ability or incorrectly price the risks of our investments, we may experience losses.
Analysis of the value or income-producing ability of a commercial property is highly subjective and may be subject to error. We value our potential investments based on yields and risks, taking into account estimated future losses on the commercial real estate loans and the property included in the securitization’s pools or commercial real estate investments, and the estimated impact of these losses on expected future cash flows and returns. In the event that we underestimate the risks relative to the price we pay for a particular investment, we may experience losses with respect to such investment.
The leases on the properties underlying our investments may not be renewed on favorable terms.
The properties underlying our investments could be negatively impacted by deteriorating economic conditions and weaker rental markets. Upon expiration or earlier termination of leases on these properties, the space may not be relet or, if relet, the terms of the renewal or reletting (including the cost of required renovations or concessions to tenants) may be less favorable than current lease terms. In addition, the poor economic conditions may reduce a tenant’s ability to make rent payments under their leases. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by these properties. Additionally, if market rental rates are reduced, property-level cash flows would likely be negatively affected as existing leases renew at lower rates. If the leases for these properties cannot be renewed for all or substantially all of the space at these properties, or if the rental rates upon such renewal or reletting are significantly lower than expected, the value of our investments may be adversely effected.
Our borrowers’ forms of entities may cause special risks or hinder our recovery.
Most of the borrowers for our commercial real estate loan investments will most likely be legal entities rather than individuals. As a result, our risk of loss may be greater than originators of loans made to or leases with individuals. Unlike individuals involved in bankruptcies, these legal entities generally do not have personal assets and creditworthiness at stake. As a result, the bankruptcy of one of our borrowers, or a general partner or managing member of that borrower, may impair our ability to enforce our rights and remedies under the related mortgage.
We are exposed to environmental liabilities with respect to properties to which we take title.
In the course of our business, we may take title to real estate, and, if we do take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, and investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases, at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially adversely affected.
Real estate debt restructurings may reduce our net interest income.
Although our commercial real estate debt investments are relatively new and the commercial real estate market has exhibited signs of recovery, we may need to restructure our commercial real estate debt investments if the borrowers are unable to meet their obligations to us and we believe restructuring is the best way to maximize value. In order to preserve long-term value, we may determine to lower the interest rate on our commercial real estate debt investments in connection with a restructuring, which will have an adverse impact on our net interest income. We may also determine to extend the time to maturity and make other concessions with the goal of increasing overall value but there is no assurance that the results of our restructurings will be favorable to us. We may lose some or all of our investment even if we restructure in an effort to increase value.
We may be unable to restructure loans in a manner that we believe maximizes value, particularly if we are one of multiple creditors in large capital structures.
In the current environment, in order to maximize value we may be more likely to extend and work out a loan, rather than pursue foreclosure. However, in situations where there are multiple creditors in large capital structures, it can be particularly difficult to assess the most likely course of action that a lender group or the borrower may take and it may also be difficult to achieve consensus among the lender group as to major decisions. Consequently, there could be a wide range of potential principal recovery outcomes, the timing of which can be unpredictable, based on the strategy pursued by a lender group and/or by a borrower. These multiple creditor situations tend to be associated with larger loans. If we are one of a group of lenders, we may be a lender on a subordinated basis, and may not independently control the decision making. Consequently, we may be unable to restructure a loan in a manner that we believe would maximize value.
Provision for loan losses are difficult to estimate in a challenging economic environment.
Our provision for loan losses is evaluated on a quarterly basis. Our determination of provision for loan losses requires us to make certain estimates and judgments, which have been, and may continue to be, difficult to determine given the challenges arising from the U.S. economic conditions and recent disruptions in the global markets. While commercial real estate fundamentals have begun to improve, our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our commercial real estate debt, structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, all of which remain uncertain. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted.
We may not be able to realize the benefits of any guarantees we may receive which could harm our ability to preserve our capital upon a default.
We sometimes obtain personal or corporate guarantees, which are not secured, from borrowers or their affiliates. These guarantees are often triggered only upon the occurrence of certain trigger, or “bad boy” events. In cases where guarantees are not fully or partially secured, we typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. As a result of the recent economic recession and persisting market conditions, many borrowers and guarantors face financial difficulties and may be unable to comply with their financial covenants. If the economy does not strengthen, our borrowers could experience additional financial stress. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants or that sufficient assets will be available to pay amounts owed to us under our commercial real estate debt and related guarantees.
We may be subject to risks associated with future advance obligations, such as declining real estate values and operating performance.
Our commercial real estate debt portfolio may include loans that require us to advance future funds. Future funding obligations subject us to significant risks that the property may have declined in value, projects to be completed with the additional funds may have cost overruns and the borrower may be unable to generate enough cash flow, or sell or refinance the property, in order to repay our commercial real estate loan due. We could determine that we need to fund more money than we originally anticipated in order to maximize the value of our investment even though there is no assurance additional funding would be the best course of action.

While we expect to align the maturities of our liabilities with the maturities on our assets, we may not be successful in that regard which could harm our operating results and financial condition.
Our general financing strategy will include the use of “match-funded” structures. This means that we will seek to align the maturities of our liabilities with the maturities on our assets in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. In addition, we plan to match interest rates on our assets with like-kind borrowings, so fixed-rate assets are financed with fixed-rate borrowings and floating-rate assets are financed with floating-rate borrowings, directly or indirectly through the use of interest rate swaps, caps and other financial instruments or through a combination of these strategies. We may fail to appropriately employ match-funded structures on favorable terms, or at all. We may also determine not to pursue a match-funded structure with respect to a portion of our financings for a variety of reasons. If we fail to appropriately employ match-funded structures, our exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding asset may increase substantially which could harm our operating results, liquidity and financial condition.
We plan on utilizing short-term borrowings to finance our investments, which may expose us to increased risks associated with decreases in the fair value of the underlying collateral and could cause an adverse impact on our results of operations.
Short-term borrowing through repurchase agreements, credit facilities and other borrowings may put our assets and financial condition at risk. Repurchase agreements economically resemble short-term, floating-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to our repurchase credit facilities decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, such borrowings may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet the collateral obligations in our short-term financing arrangements, our financial condition could deteriorate rapidly.
The use of estimates and valuations may be different from actual results, which could have a material adverse effect on our consolidated financial statements.
We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring the fair value of certain financial instruments, establishing provision for loan losses and potential litigation liability. Although the credit and equity markets have seen some signs of improvement, continued market volatility makes it extremely difficult to value certain of our assets. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these financial instruments in future periods. In addition, at the time of any sales and settlements of these assets, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than our estimate of their current fair value. Estimates are based on available information and judgment. Therefore, actual values and results could differ from our estimates and that difference could have a material adverse effect on our consolidated financial statements.
Our distribution policy is subject to change.
Our board of directors expects to determine an appropriate common stock distribution based upon numerous factors, including our targeted distribution rate, REIT qualification requirements, the amount of cash flows provided by operating activities, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, general economic conditions and economic conditions that more specifically impact our business or prospects. Future distribution levels are subject to adjustment based upon any one or more of the risk factors set forth in this prospectus, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock dividend.
We may not be effective managing our commercial real estate debt investments.
Managing these commercial real estate debt investments requires significant resources, adherence to internal policies and attention to detail. Managing these commercial real estate debt investments may also require significant judgment and we may make decisions that result in losses. If we are unable to successfully originate debt investments on favorable terms, or at all, and if we are ineffective in managing those investments, our business, financial condition and results of operations could be materially adversely affected.
We may invest in properties in the healthcare industry, which is heavily regulated and could expose us to increased risk of loss.
Certain of our commercial real estate debt investments may consist of loans to borrowers engaged in various aspects of the healthcare industry. The healthcare industry is heavily regulated by federal, state and local governmental bodies.

Healthcare facility operators generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our borrowers that operate healthcare facilities to satisfy their obligations to us and our ability to make distributions.
These and other risks may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties
With respect to commercial real estate properties, options and other purchase rights may affect value or hinder recovery in the event of a foreclosure.
A borrower under certain of our commercial real estate loans may give its tenants or another person a right of first refusal or an option to purchase all or a portion of the related mortgaged property. These rights may impede our ability to sell the related property at foreclosure or may adversely affect the value or marketability of the property.
If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which could adversely affect our financial condition and ability to make distributions.
Any of our tenants, or any guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions. In the event of a bankruptcy, there can be no assurance that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions may be adversely affected.
We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.
When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops, even if our leases with tenants may require tenants to pay routine property maintenance costs. We intend to reserve only 0.1% of the gross proceeds from the Offering for future capital needs. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties, which could have an adverse effect on the value of our common stock.
Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions. Lock out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows and our ability to make distributions.
If we decide to sell any of our properties, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.
The commercial real estate finance industry has been and may continue to be adversely affected by economic conditions in the United States and the global financial markets generally.
Our business and operations will be dependent on the commercial real estate finance industry generally, which in turn is dependent upon broad economic conditions in the United States and abroad. Despite some recent improvements, the U.S. economy is continuing to experience relatively high unemployment and slow growth. A worsening of economic conditions would likely have a negative impact on the commercial real estate finance industry generally and on our business and operations specifically. Additionally, disruptions in the global economy, whether as a result of the Euro-zone debt crisis, regional conflict or otherwise, may also have a negative impact on the commercial real estate market domestically. Adverse conditions in the commercial real estate finance industry could harm our business and financial condition by, among other factors, reducing the value of our assets, limiting our access to debt and equity capital, harming our ability to originate new commercial real estate debt investments and otherwise negatively impacting our operations.
If we enter into joint ventures, our joint venture partners could take actions that decrease the value of an investment to us and lower our overall return.
We may enter into joint ventures with third parties to make investments. We may also make investments in partnerships or other co-ownership arrangements or participations. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

•	that our co-venturer or partner in an investment could become insolvent or bankrupt;

•	that such co-venturer or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals; or

•	that such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.
Any of the above might subject us to liabilities and thus reduce our returns on our investment with that co-venturer or partner. In addition, disagreements or disputes between us and our co-venturer or partner could result in litigation, which could increase our expenses and potentially limit the time and effort our officers and directors are able to devote to our business.
Our platform may not be as scalable as we anticipate and we could face difficulties growing our business without significant new investment in our infrastructure.
Our platform for operating our lines of business may not be as scalable as we anticipate. If our business grows substantially, we or our Advisor may need to make significant new investment in infrastructure to support that growth. We may be unable to make significant investments in infrastructure on a timely basis or at reasonable costs and failure in this regard could disrupt our business and operations.

U.S. Federal Income Tax Risks
Our failure to continue to qualify as a REIT would subject us to corporate income tax and reduce our net income available for investment or distribution.
We intend to continue to operate in a manner so as to qualify as a REIT for federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.
Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal and applicable state and local income tax on our taxable income at corporate rates. Losing our REIT status would reduce our net income available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow or liquidate some investments in order to pay the applicable tax.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may acquire or originate mezzanine loans that do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, in which case, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to continue to qualify as a REIT.
Investors may have current tax liability on distributions they elect to reinvest in our common stock.
Investors who participate in our distribution reinvestment plan ("DRIP"), will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, such investors will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless such investor is a tax-exempt entity, such investor may have to use cash from other sources to pay the tax liability on the value of the shares of common stock received.
We may fail to qualify as a REIT if the IRS successfully challenges the valuation of our common stock used for purposes of our DRIP.
In order to satisfy the REIT distribution requirements, the dividends we pay must not be "preferential." A dividend determined to be preferential will not qualify for the dividends paid deduction. To avoid paying preferential dividends, we must treat every stockholder of a class of stock with respect to which we make a distribution the same as every other stockholder of that class, and we must not treat any class of stock other than according to to its dividend rights as a class. For example, if certain stockholders receive a distribution that is more or less than the distributions received by other stockholders of the same class, the distribution will be preferential. If any part of the distribution is preferential none of that distribution will be applied towards satisfying our REIT distribution requirements.
Stockholders participating in our DRIP receive distributions in the form of shares of our common stock rather than in cash. Pursuant to an IRS ruling, the prohibition on preferential dividends does not prohibit a REIT from offering shares under a distribution reinvestment plan at discounts of up to 5% of the fair market value, but a discount in excess of 5% of the fair market value of the shares would be considered a preferential dividend. If the purchase price under our DRIP is deemed to have been at more than a 5% discount at any time, we would treated as having paid one or more preferential dividends. Similarly, we would be treated as having paid one or more preferential dividends if the IRS successfully asserted that the value of the common stock distributions paid to stockholders participating in our DRIP exceeded on a per-share basis the cash distribution paid to our other stockholders, which could occur if the IRS successfully asserted that the fair market value of our common stock exceeded the estimated value per share used for purposes of calculating the distributions under our DRIP. If we are determined to have paid preferential dividends as a result of our DRIP, we would likely fail to qualify as a REIT unless the IRS were to provide relief.
Even if we continue to qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions.
Even if we continue to qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•
In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain for this purpose) to our stockholders. To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed income.

•
We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•
If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax.

•
Any taxable REIT subsidiary, or TRS, of ours will be subject to federal corporate income tax on its taxable income, and non-arm’s length transactions between us and any TRS, for example, excessive rents charged to a TRS could be subject to a 100% tax.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income (which for this purpose is determined without regard to the dividends-paid deduction or net capital gain) in order to continue to qualify as a REIT. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code and to avoid corporate income tax and the 4% excise tax imposed on us if we distribute less than our required distribution in any calendar year. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have cash readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
To maintain our REIT status, we may be forced to forgo otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and may reduce the overall return of any investment in us.
To continue to qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our common stock.
The prohibited transactions tax may limit our ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We might be subject to the prohibited transaction tax if we were to dispose of, modify or securitize loans in a manner that is treated as a sale of the loans for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales or modifications of loans at the REIT level and may limit the structures we utilize for our securitization transactions, even though the sales, modifications or structures might otherwise be beneficial to us. Additionally, we may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, there can be no assurance that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that we engage in such activities through a TRS, the income associated with such activities may be subject to full corporate income tax.
We also will not be able to use securitization structures that would create taxable mortgage pools, other than in a TRS.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from hedging transactions will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges: (i) interest rate risk on liabilities incurred to carry or acquire real estate; or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable U.S. Department of Treasury regulations, or Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To continue to qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs, or the Asset Test.
If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution.

Complying with REIT requirements may limit our ability to acquire mortgage loans at a discount. To continue to qualify as a REIT, we must satisfy the Asset Test, as described above, at the close of each calendar quarter. Under applicable Treasury Regulation, and Rev. Proc. 2011-16, a mortgage loan acquired at a discount may be treated as partially secured by real property with the result that only a portion of the loan would be treated as a qualified asset.
Liquidation of assets may jeopardize our REIT qualification.
To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% prohibited transaction tax on any resultant gain if we sell assets that are treated as dealer property or inventory.
Our acquisition of debt instruments may cause us to recognize income for federal income tax purposes even though no cash payments have been received on the debt instruments.
We may acquire debt instruments in the secondary market for less than their par amount. The amount of such discount will generally be treated as a “market discount” for federal income tax purposes. If these debt instruments provide for “payment-in-kind,” or PIK, interest, we may recognize “original issue discount” for federal income tax purposes. Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, if the debt is considered to be “publicly traded” for federal income tax purposes, the modified debt in our hands may be considered to have been issued with original issue discount to the extent the fair market value of the modified debt is less than the principal amount of the outstanding debt. In the event the debt is not considered to be “publicly traded” for federal income tax purposes, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it. Also, certain loans that we originate and certain previously modified debt we acquire in the secondary market may be considered to have been issued with the original issue discount at the time it was modified.
In general, we will be required to accrue original issue discount on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument.
In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of when their corresponding cash payments are received.
In order to meet the REIT distribution requirements, it might be necessary for us to arrange for short-term, or possibly long-term borrowings, or to pay dividends in the form of our shares or other taxable in-kind distributions of property. We may need to borrow at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of our common stock. In the event in-kind distributions are made, tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to our stockholders during such year.
Modification of the terms of our debt investments and mortgage loans underlying our CMBS in conjunction with reductions in the value of he real property securing such loans could cause us to fail to continue to qualify as a REIT.
Our debt and securities investments may be materially affected by a weak real estate market and economy in general. As a result, many of the terms of our debt and the mortgage loans underlying our securities may be modified to avoid taking title to a property. Under the Internal Revenue Code, if the terms of a loan are modified in a manner constituting a "significant modification," such modification triggers a deemed exchange of the original loan for the modified loan. In general, under applicable Treasury Regulations, or the Loan-to-Value Regulation, if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities possessing more than 10% of the total value of the outstanding securities of any one issuer, or the 10% Value Test.
IRS Revenue Procedure 2011-16 provides a safe harbor pursuant to which we will not be required to redetermine the fair market value oldie real property securing a loan for purposes of the gross income and asset tests discussed above in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan, No assurance can he provided that all of our loan modifications have or will qualify for the safe harbor in Revenue Procedure 2011-16. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we generally will not obtain third-party appraisals, but rather will rely on internal valuations, No assurance can he provided that the IRS will not successfully challenge our internal valuations, If the terms of our debt investments and the mortgage loans underlying our CMBS are "significantly modified" in a manner that does not qualify for the safe harbor in Revenue Procedure 2011-16 and the fair market value attic real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test and/or the 10% Value Test. Unless we qualified for relief under certain Internal Revenue Code cure provisions, such failures could cause us to fail to continue to qualify as a REIT.
Our qualification as a REIT may depend upon the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets we acquire.
When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining, among other things, whether such securities represent debt or equity securities for U.S. federal income tax purposes, the value of such securities, and also to what extent those securities constitute qualified real estate assets for purposes of the REIT asset tests and produce qualified income for purposes of the 75% gross income test. The inaccuracy of any such opinions, advice or statements may adversely affect our ability to qualify as a REIT and result in significant corporate-level tax.
Dividends paid by REITs do not qualify for the reduced tax rates that apply to other corporate dividends.
The maximum tax rate for “qualified dividends” paid by corporations to individuals is currently 20%. Dividends paid by REITs, however, generally are taxed at the normal ordinary income rate applicable to the individual recipient (currently subject to a maximum rate of 39.6%). The more favorable rates applicable to regular corporate dividends could cause potential investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay qualified dividends, which could adversely affect the value of the stock of REITs, including our common stock.
Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.
If we enter into sale-leaseback transactions, we will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, there can be no assurance that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.
Adverse legislative or regulatory tax changes could reduce the market price of our common stock.
At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or our stockholders.
If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased).
Initially, the per share price for our common stock pursuant to our DRIP will be $23.75, which is 95% of the primary offering price of $25.00 (which includes the maximum selling commissions and dealer manager fee). Commencing with our NAV pricing date, the per share price for our common stock pursuant to our DRIP will be equal to the per share NAV, which, for U.S. federal income tax purposes, is intended to reflect the fair market value per share and does not include selling commissions or the dealer manager fee. Shares offered in our primary offering following the NAV pricing date will be offered at the per share NAV plus selling commissions and the dealer manager fee. If the IRS were to take a position contrary to our position that the per share NAV reflects the fair market value per share, it is possible that we may be treated as offering our stock under our DRIP at a discount greater than 5% of its fair market value resulting in the payment of a preferential dividend.
There is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we inadvertently paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

Employee Benefit Plan and IRA Risks
If certain investors fail to meet the fiduciary and other standards under the Employment Retirement Income Security Act of 1974, or ERISA, or the Internal Revenue Code as a result of an investment in our stock, such investors could be subject to criminal and civil penalties.
Special considerations apply to the purchase of shares by employee benefit plans subject to the fiduciary rules of Title I of the ERISA, including pension or profit sharing plans and entities that hold assets of such plans, or ERISA Plans, and plans and accounts that are not subject to ERISA, but are subject to the prohibited transaction rules of Section 4975 of the Internal Revenue Code, including IRAs, Keogh Plans, and medical savings accounts (collectively, we refer to ERISA Plans and plans subject to Section 4975 of the Internal Revenue Code as “Benefit Plans”). If an investor is investing the assets of any Benefit Plan, such investors should be satisfied that:

•
any investment is consistent with the its fiduciary obligations under ERISA and the Internal Revenue Code, or any other applicable governing authority in the case of a government plan; the investment is made in accordance with the documents and instruments governing the Benefit Plan, including the Benefit Plan’s investment policy;

•
the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA, if applicable and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment will not impair the liquidity of the Benefit Plan;

•	the investment will not produce unrelated business taxable income for the Benefit Plan;

•	they will be able to value the assets of the Benefit Plan annually in accordance with the applicable provisions of ERISA and the Internal Revenue Code; and

•	the investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
Fiduciaries may be held personally liable under ERISA for losses as a result of failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA. In addition, if an investment in our shares constitutes a non-exempt prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary of the Benefit Plan who authorized or directed the investment may be subject to imposition of excise taxes with respect to the amount invested and an IRA investing in our shares may lose its tax-exempt status.
Governmental plans, church plans and foreign plans that are not subject to ERISA or the prohibited transaction rules of the Internal Revenue Code, may be subject to similar restrictions under other laws. A plan fiduciary making an investment in our shares on behalf of such a plan should satisfy themselves that an investment in our shares satisfies both applicable law and is permitted by the governing plan documents.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our headquarters are located in leased space at 405 Park Avenue, New York, New York 10022.
Item 3. Legal Proceedings.
We are not a party to, and none of our properties are subject to, any material pending legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
No public market currently exists for our shares of common stock and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed on a national exchange, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. Pursuant to our Offering, we are selling shares of our common stock to the public at a price of $25.00 (subject to certain discounts described in the prospectus) per share and at $23.75 per share pursuant to our DRIP.
In order for Financial Industry Regulatory Authority members and their associated persons to participate in the Offering and sale of shares of common stock pursuant to our Offering, we are required pursuant to Rule 2310(b)(5) of the National Association of Securities Dealers to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974 in the preparation of their reports relating to an investment in our shares. During our Offering the value of the shares is deemed to be the offering price of $25.00 per share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds. There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $25.00 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our properties were sold and the sale proceeds were distributed upon liquidation of our assets. Such a distribution upon liquidation may be less than $25.00 per share primarily due to the fact that the funds initially available for investment in properties were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, offering expenses and acquisitions and advisory fees.
Holders
As of February 28, 2014, we had 2,334,533 shares of common stock outstanding held by a total of 1,241 stockholders.
Distributions
We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ending December 31, 2013. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax as long as we distributes at least 90% of our REIT taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
On May 13, 2013, our board of directors authorized, and we declared a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00565068493 per day, based on a price of $25.00 per share of common stock. Our distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. The first distribution payment was made on June 3, 2013, relating to the period from May 30, 2013 (15 days after the date of the first asset acquisition) through May 31, 2013. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distributions payments are not assured.

The following table reflects distributions paid in cash and through the DRIP to common stockholders during the year ended December 31, 2013:

	Year Ended December 31, 2013
Distributions:
Distributions paid in cash (1)	$428,486
Distributions reinvested (1)	262,801
Total distributions	$691,287
Source of distribution coverage:
Cash flows provided by operations	$428,486	62.0%
Common stock issued under DRIP	262,801	38.0%
Total sources of distributions	$691,287	100.0%
Cash flows provided by operations (GAAP)	$776,235
Net income (GAAP)	$101,666
__________________________________________________________________________
(1) Represents distributions paid and accrued as of December 31, 2013.
Share-Based Compensation
Restricted Share Plan
We have an employee and director incentive restricted share plan (the “RSP”), which provides us with the ability to grant awards of restricted shares to our directors, officers, and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us or certain consultants to us and the Advisor and its affiliates. The total number of common shares granted under the RSP shall not exceed 5.0% of our authorized common shares pursuant to the Offering and in any event will not exceed 4.0 million shares (as such number may be adjusted for stock splits, stock dividends, combinations, and similar events).
Restricted share awards entitle the recipient to receive common shares from us under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with us. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. The fair value of the restricted shares will be expensed over the vesting period of five years.
The RSP also provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by our board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period following the first anniversary of the date of grant in increments of 20.0% per annum.
As of December 31, 2013, the we have granted 3,999 restricted shares to our independent directors. None of the 3,999 restricted shares granted have vested as of December 31, 2013. Based on a share price of $22.50, the compensation expense associated with the restricted share grants was $15,876 for the year ended December 31, 2013. Additionally, we recorded a distribution payable of $1,739 at December 31, 2013 in connection with these shares.

Recent Sale of Unregistered Equity Securities
We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act") during the year ended December 31, 2013. During the period from November 15, 2012 (date of inception) to December 31, 2012, we sold 8,888 shares of our common stock to our Sponsor under Rule 506 of Regulation D of the Securities Act of 1933 at a price of $22.50 per share for aggregate gross proceeds of $0.2 million which was used to fund third-party offering costs.

Use of Proceeds from Sales of Registered Securities
On February 12, 2013, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-186111) filed under the Securities Act (the “Registration Statement”), and we commenced our Offering on a “reasonable best efforts” basis of up to a maximum of $2.0 billion of common stock, consisting of up to 80.0 million shares. The Registration Statement also registers approximately 16.8 million shares of common stock pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of December 31, 2013, we have issued 1,330,669 shares of our common stock, including shares issued pursuant to the DRIP, and have raised $32.4 million of offering proceeds, excluding shares pursuant to the DRIP.
The following table reflects the offering costs associated with the issuance of common stock (in thousands):

As of December 31, 2013
Selling commissions and dealer manager fees	$2,705,219
Other offering expenses	3,238,339
Total offering expenses	$5,943,558
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers.
We are responsible for the organizational and offering costs of the Offering, excluding commissions and dealer manager fees, up to a maximum of 2.0% of the gross proceeds received from the Offering, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor's responsibility. As of December 31, 2013, organizational and offering costs exceeded 2.0% of gross proceeds received from the Offering by $2.6 million, due to the ongoing nature of the offering process and because many expenses were paid before the Offering commenced.
As of December 31, 2013, our net offering proceeds, after deducting the total offering expenses outlined above, were approximately $26.4 million. We used the net offering proceeds from the Offering and our revolving line of credit with an affiliate to acquire six mezzanine loan investments with a carrying amount of $30.8 million as of December 31, 2013.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We have a Share Repurchase Program, or SRP, that enables stockholders to sell their shares to us. Under the SRP, stockholders may request that we redeem all or any portion, subject to certain minimum conditions described below, if such repurchase does not impair our capital operations.
Prior to the time that our shares are listed on a national securities exchange and until we begin to calculate its NAV, the repurchase price per share will depend on the length of time investors have held such shares as follows: after one year from the purchase date — the lower of $23.13 and 92.5% of the amount they actually paid for each share; after two years from the purchase date — the lower of $23.75 and 95.0% of the amount they actually paid for each share; after three years from the purchase date — the lower of $24.38 and 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $25.00 and 100% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations).
Once we begin to calculate our NAV, the price per share that we will pay to repurchase shares of our common stock on any business day will be our per share NAV for the quarter, calculated after the close of business on the day on which we make our applicable quarterly financial filing, plus applicable selling commissions and dealer manager fees. Subject to limited exceptions, stockholders who redeem their shares of our common stock within the first four months from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate per share NAV of the shares of common stock received. Because our per share NAV will be calculated quarterly, the redemption price may fluctuate between the redemption request day and the date on which we pay redemption proceeds.
Until we begin to calculate our NAV, we are only authorized to repurchase shares pursuant to the SRP using the proceeds received from the DRIP and will limit the amount spent to repurchase shares in a given quarter to the amount of proceeds received from the DRIP in that same quarter. In addition, the board of directors may reject a request for redemption, at any time. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests. Purchases under the SRP by us will be limited in any calendar year to 5% of the weighted average number of shares outstanding during the prior year.
After we begin to calculate its NAV, purchases under the SRP will be limited in any calendar year to 1.25% of our NAV as of the last day of the previous calendar quarter, or approximately 5% of our NAV in any 12 month period. If we reach the 1.25% limit on redemptions during any quarter, we will not accept any additional redemption requests for the remainder of such quarter. The SRP will automatically resume on the first day of the next calendar quarter, unless our board of directors determines to suspend the share repurchase plan.
When a stockholder requests redemption and the redemption is approved, we will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP will have the status of authorized but unissued shares.
As of December 31, 2013, no shares were eligible to be redeemed under the SRP.

Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2013 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" below:

Balance sheet data	December 31,
	2013	2012
Total real estate debt investments, at amortized cost	$30,831,571	$—
Total real estate securities, at fair value	5,005,000	—
Total assets	36,369,836	941,191
Revolving credit facility	7,305,000	—
Total liabilities	10,351,027	756,716
Total equity	26,018,809	184,475

Operating data	Year Ended December 31, 2013	Period from November 15, 2012 (Inception) to December 31, 2012
Net interest income:
Interest income	$775,056	$—
Interest expense	32,313	—
Net interest income	742,743	—
Expenses:
Board expenses	185,501	—
Insurance expense	165,000	—
Professional fees	71,095	15,525
Other expenses	219,481	—
Total expenses	641,077	15,525
Net income	$101,666	$(15,525)

Basic net income per share	$0.19	NM
Diluted net income per share	$0.19	NM
Basic weighted average shares outstanding	526,084	8,888
Diluted weighted average shares outstanding	530,096	8,888
___________________________________________________
NM - Not Meaningful

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see "Forward-Looking Statements" elsewhere in this report for a description of these risks and uncertainties.
Overview
We were incorporated on November 15, 2012, as a Maryland corporation that intends to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2013. We are offering for sale a maximum of $2.0 billion of common stock, $0.01 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 filed with the SEC under the Securities Act. The Offering also covers the offer and sale of up to $400.0 million in shares of common stock pursuant to a DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of our common stock. On May 14, 2013, we commenced business operations after raising in excess of $2.0 million of equity, the amount required for us to release equity proceeds from escrow
    For at least until February 12, 2015, the per share purchase price in the Offering will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be based on the greater of $23.75 per share or 95% of the estimated value of a share of common stock. As of December 31, 2013, the aggregate value of all the common stock outstanding was $33.3 million based on a per share value of $25.00 (or $23.75 for shares issued under DRIP). The cost to raise capital for the year ended December 31, 2013 was 18.3% of the gross proceeds received during the same period. Within six months after February 12, 2015, or the NAV pricing date, we will begin offering shares in the Offering at a per share purchase price that will vary quarterly and will be equal to the net asset value (“NAV”) divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the immediately preceding quarter (“per share NAV”). Applicable selling commissions and dealer manager fees will be added to the per share price for shares in our primary offering but not for the DRIP.
We have sold 8,888 shares of common stock to ARC Realty Finance Special Limited Partnership, LLC (the “Special Limited Partner”), an entity wholly owned by American Realty Capital VIII, LLC (the “Sponsor”) for $22.50 per share or a total of $0.2 million. Substantially all of our business will be conducted through ARC Realty Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Advisor is our affiliate. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP (“OP units”). Additionally, the Special Limited Partner contributed $2,020 to the OP in exchange for 90 units of limited partner interests in the aggregate OP ownership, which will represent a nominal percentage of the aggregate OP ownership. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
Significant Accounting Estimates and Critical Accounting Policies
Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating plans occur, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.
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
The general reserve component covers performing loans. General reserves are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. The formula-based general reserve is derived from estimated principal default probabilities and loss severities applied to groups of loans based upon risk ratings assigned to loans with similar risk characteristics during our quarterly loan portfolio assessment. During this assessment, we perform a comprehensive analysis of our loan portfolio and assigns risk ratings to loans that incorporate management's current judgments about their credit quality based on all known and relevant internal and external factors that may affect collectability. We consider, among other things, payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographical location as well as national and regional economic factors. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. Ratings range from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss. We currently estimate loss rates based on historical realized losses experienced in the industry and take into account current economic conditions affecting the commercial real estate market when establishing appropriate time frames to evaluate loss experience.
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
Real Estate Securities
On the acquisition date, all of our commercial real estate securities will be classified as available for sale, and will be carried at fair value, with any unrealized gains or losses reported as a component of accumulated other comprehensive income in our consolidated statement of stockholders' equity. However, we may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains or losses on such securities will be recorded in unrealized gains or losses on investments in our consolidated statement of operations and comprehensive income. Interest income on commercial real estate securities will be recognized using the effective interest method with any purchased premium or discount recorded as an adjustment to interest income.
Impairment Analysis of Securities
Commercial real estate securities for which the fair value option has not been elected will be periodically evaluated for other-than-temporary impairment. A security where the fair value is less than amortized cost will be considered impaired. Impairment of a security will be considered to be other-than-temporary when (i) the holder has the intent to sell the impaired security; (ii) it is more likely than not the holder will be required to sell the security; or (iii) the holder does not expect to recover the entire amortized cost of the security. If we determine that an other-than-temporary impairment exists and a sale is likely to occur, the impairment charge will be recognized as an “Impairment of assets” on our consolidated statement of operations and comprehensive income. If a sale is not expected to occur, the portion of the impairment charge related to credit factors will be recorded as an “Impairment of assets” on our statement of operations and comprehensive income and with the remainder recorded as an unrealized gain or loss on investments reported as a component of accumulated other comprehensive income or loss.
Commercial real estate securities for which the fair value option has been elected will not be evaluated for other-than-temporary impairment as changes in fair value are recorded in our consolidated statement of operations and comprehensive income.
Derivative Instruments
We may use derivative financial instruments to hedge all or a portion of the interest rate risk associated with our borrowings. Certain techniques used to hedge exposure to interest rate fluctuations may also be used to protect against declines in the market value of assets that result from general trends in debt markets. The principal objective of such agreements is to minimize the risks and/or costs associated with our operating and financial structure as well as to hedge specific anticipated transactions.
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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If we elect not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments will be recognized immediately in gains or losses on derivative instruments in our consolidated statement of operations and comprehensive income. If the derivative is designated and qualifies for hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

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
Portfolio
As of December 31, 2013, our portfolio consisted of six mezzanine loan investments (the "Loans") and one CMBS investment. The Loans had a total carrying value of $30.8 million as of December 31, 2013 and the CMBS had a fair value of $5.0 million. We did not record a general or specific allowance for loan losses as of December 31, 2013 as the portfolio consisted of recently underwritten, performing investments.
The Loans bear interest at a weighted average coupon of 9.11% and have a weighted average life of 7.2 years as of December 31, 2013. We recorded interest income of $675,017 on the Loans for the year ended December 31, 2013, excluding any amortization of discounts or premiums. The CMBS investment bears interest at a coupon of 2.92% (based on one month LIBOR of 0.17% at December 31, 2013) and has a remaining life of 1.9 years as of December 31, 2013. We recorded interest income of $8,111 on the CMBS investment for the year ended December 31, 2013, excluding any amortization of discounts or premiums.
Borrowings under the revolving line of credit (the "Revolver") with AR Capital, LLC, the parent of our Sponsor, were used in the purchase of the Loans. As of December 31, 2013, $7.3 million was outstanding under the Revolver, and $2.7 million was available to be borrowed. We had a weighted average debt outstanding of $923,301 on the Revolver during the year. We incurred $30,007 in interest expense on the Revolver during the year ended December 31, 2013.
The following charts break out the par value of our portfolio, including CMBS, by geography, the collateral type and the coupon type as of December 31, 2013.

____________________________________________
Graph above includes our CMBS investment which is collateralized by 23 hotel properties and a loan collateralized by 4 student housing properties.

The following chart shows the par amount and maturity year for the investments in our portfolio as of December 31, 2013.

Results of Operations
On May 14, 2013, we commenced business operations after raising in excess of $2 million of equity, the amount required for us to release equity proceeds from escrow. Prior to May 14, 2013, we had not yet made our first investment or commenced operations so the comparative period only presents expense.
Net interest income for the year ended December 31, 2013 and the period from November 15, 2012 (Inception) to December 31, 2012 were made up of the following:

	Year Ended December 31, 2013	Period from November 15, 2012 (Inception) to December 31, 2012
Net Interest Income:
Interest income	$775,056	$—
Interest expense	32,313	—
Net interest income	742,743	—
During the year ended December 31, 2013, we generated net income of $101,666 or $0.19 per basic and diluted weighted-average share. During the year ended December 31, 2013, we funded seven investments with a weighted-average carrying value of $11.1 million from May 14, 2013 when operations commenced. Our portfolio was funded at a net discount to par of $4.1 million. During the year ended December 31, 2013, the net discount of our portfolio provided $91,101 of accretion which is included in our $775,056 of interest income. Our six mezzanine loans had weighted-average coupon of 9.11% and a weighted-average remaining life of 7.2 years and our CMBS investment had a coupon of 2.92% (based on one month LIBOR of 0.17% at December 31, 2013) and a remaining life of 1.9 years. During the year ended December 31, 2013, we incurred interest expense of $32,313. Interest expense incurred is mainly driven by our revolving line of credit with with AR Capital, LLC, the parent of the Sponsor (the “Revolver”) which has a 3.25% fixed rate and had $7.3 million outstanding as of December 31, 2013.
Operating expenses for the year ended December 31, 2013 and the period from November 15, 2012 (Inception) to December 31, 2012 were made up of the following:

	Year Ended December 31, 2013	Period from November 15, 2012 (Inception) to December 31, 2012
Expenses:
Board expenses	$185,501	$—
Insurance expense	165,000	—
Professional fees	71,095	15,525
Other expenses	219,481	—
Total expenses	$641,077	$15,525
During the year ended December 31, 2013, we incurred operating expenses of $641,077. Our total operating expenses were 5.8% of our average invested assets for the year ended December 31, 2013 and 86.3% of our net interest income for the same period. Our operating expenses primarily related to board of directors expenses, ongoing directors and officers insurance expense, accounting and other professional expenses. Professional fees in connection with organizing the Company were the only expenses during the period from November 15, 2012 (date of inception) to December 31, 2012.
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
Our principal demands for cash will be for acquisition costs, including the purchase price of any commercial real estate investments we acquire, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of the Offering. We intend to acquire our assets with cash, debt or a combination of both.
On May 15, 2013, we entered into the Revolver to provide an unsecured $5.0 million revolving line of credit with AR Capital, LLC, the parent of the Sponsor. The Revolver bears interest at a per annum fixed rate of 3.25% and provides for quarterly interest payments. The Revolver matures in 1 year, subject to two successive extension terms of one year each. Principal may be drawn or repaid from time-to-time, in whole or in part, without premium or penalty and there are no unused facility fees. On July 17, 2013, we entered into an amendment to our Revolver. The amendment increased the aggregate financing available under the Revolver from $5.0 million to $10.0 million. The amendment did not change any of the other terms of the Revolver.
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
Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow. On January 2, 2014 we entered into a Master Repurchase Agreement ("MRA") with J.P. Morgan Securities LLC ("JPM"). The MRA provides us with the ability to sell securities to JPM for liquidity while providing a fixed repurchase price for the same securities in the future. On January 14, 2014, we received $4.0 million of proceeds for CMBS securities sold under the MRA. Additionally, we continue to actively pursue lenders to initiate additional sources of capital.
Distributions
On May 13, 2013, the our board of directors authorized, and we declared a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00565068493 per day, based on a price of $25.00 per share of common stock. Our distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. The first distribution payment was made on June 3, 2013, relating to the period from May 30, 2013 (15 days after the date of the first asset acquisition) through May 31, 2013.
The below table shows the distributions paid on shares outstanding during the year ended December 31, 2013.

Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Issued under DRIP
June 3, 2013	99,897	$508	$526
July 1, 2013	103,483	7,952	8,196
August 1, 2013	143,357	13,164	12,555
September 3, 2013	302,524	32,567	22,852
October 1, 2013	484,146	48,798	34,632
November 1, 2013	716,599	77,786	49,000
December 2, 2013	963,473	102,666	61,196
Total		$283,441	$188,957
__________________________________________________________________________
(1) Represents the weighted average shares outstanding for the period related to the respective payment date.

The below table shows the sources for distributions declared on shares outstanding during the year ended December 31, 2013.

	Year Ended December 31, 2003
Distributions:
Distributions paid in cash (1)	$428,486
Distributions reinvested (1)	262,801
Total distributions	$691,287
Source of distribution coverage:
Cash flows provided by operations	$428,486	62.0%
Common stock issued under DRIP	262,801	38.0%
Total sources of distributions	$691,287	100.0%
Cash flows provided by operations (GAAP)	$776,235
Net income (GAAP)	$101,666
__________________________________________________________________________
(1) Represents distributions paid and accrued as of December 31, 2013.
Cash Flows
Net cash provided by operating activities for the year ended December 31, 2013 was $776,235. During the year ended December 31, 2013, cash inflows from operating activities included a net income of $101,666, adjusted for non-cash items of discount accretion of $91,101 and share-based compensation of $15,876, and an increase in accounts payable and accrued expenses of $1,105,029. These cash inflows were offset by cash outflows that consisted of an increase in accounts receivable and prepaid expenses of $355,235.
Net cash used in investing activities for the year ended December 31, 2013 was $35.8 million. The level of cash used in investing activities is directly related to the volume of investments funded in a given period. For the year ended December 31, 2013 we funded seven new deals comprised of six mezzanine loans and a CMBS investment. These outflows were partially offset by principal collections from our investments of $46,852.
Net cash provided by financing activities for the year ended December 31, 2013 was $35.2 million. The level of cash provided by or used in financing activities will mainly be driven by sales our common stock during the Offering as well as draws and repayments on our line of credit. Cash inflows for the period of $32.2 million from the issuance of common stock, $7.3 million from net borrowings on our Revolver and $1.0 million in advances from our affiliates were partially offset by the payment of $5.0 million of offering costs.
Election as a REIT
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
Related Party Arrangements
The following describes all transactions and currently proposed transactions between us and any related person since January 1, 2013 and such related person had or will have a direct or indirect material interest.
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
Additional Fees Incurred to the Dealer Manager and its Affiliates
We incur fees for the following services provided by the Dealer Manager and its affiliates: transfer agency services provided by an affiliate of the Dealer Manager; ongoing registration maintenance and transaction management services provided by an affiliate of the Dealer Manager; and ongoing strategic advisory services and investment banking services required in the ordinary course of our business performed by the Dealer Manager. The Dealer Manager’s strategic advisory services include the performance of financial analysis, the evaluation of publicly traded comparable companies and the development of a portfolio composition strategy and capitalization structure to optimize future liquidity options and structuring operations.
Total Costs Incurred Due to Related Party Arrangements

The table below shows the costs incurred due to related party arrangements during the year ended December 31, 2013 and the associated payable as of December 31, 2013. See Note 9 — Related Party Transactions and Arrangements for further detail.

(in thousands)	December 31, 2013	Payable as of December 31, 2013
Total commissions and fees incurred from the Dealer Manager in connection with the offering	$2,705	$12
Total compensation and reimbursement for services provided by the Advisor and affiliates in connection with the Offering	1,250	1,047
Acquisition fees and related expense reimbursements in connection with operations	470	202
Advisory and investment banking fee	316	316
Total	$4,741	$1,577
The payables as of December 31, 2013 in the table above are included in accounts payable and accrued expenses on our consolidated balance sheets.
Additionally, the Advisor may elect to absorb a portion of our expenses. The Advisor absorbed $10,000 in professional fees and $170,538 in other expense during the year ended December 31, 2013. These expenses are presented net in the consolidated statements of operations and comprehensive income. As of December 31, 2013, the absorbed costs reduced the payable to affiliate on the consolidated balance sheets. Additionally, the Advisor has permanently waived asset management fees of $29,297 earned during the year ended December 31, 2013.
Special Tax Allocations
The Partnership Agreement was amended as of December 31, 2013, to allow the special allocation, solely for tax purposes, of excess depreciation deductions of up to $10.0 million to our Advisor, a limited partner of the OP.  In connection with this special allocation, our Advisor has agreed to restore a deficit balance in its capital account in the event of a liquidation of the OP and has agreed to provide a guaranty or indemnity of indebtedness of the OP. Our Advisor is directly or indirectly controlled by certain of our officers and directors.
Contractual Obligations
The following is a summary of our contractual obligations as of December 31, 2013:

	Total	Years Ended December 31,
(in thousands)	2013	2014 - 2016	2016 - 2018	Thereafter
Revolving Debt Obligations	$7,305	$7,305	$—	$—
Total	$7,305	$7,305	$—	$—
Off Balance Sheet Arrangements
We currently have no off balance sheet arrangements.
Non-GAAP Financial Measures

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), industry trade group has each promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT. The use of FFO is recommended by the REIT industry as supplemental performance measures. FFO is not equivalent to our net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT's policy described above. We believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.
Changes in the accounting and reporting rules under GAAP that have been put into effect since the establishment of NAREIT's definition of FFO have prompted an increase in the non-cash and non-operating items included in FFO. For instance, the accounting treatment for acquisition fees related to business combinations has changed from being capitalized to being expensed. Additionally, publicly registered, non-listed REITs are typically different from traded REITs because they generally have a limited life followed by a liquidity event or other targeted exit strategy. Non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation as compared to later years when the proceeds from their continuous public offering have been fully invested and when we are seeking to implement a liquidity event or other exit strategy. However, it is likely that we will make investments past the acquisition stage, albeit at a substantially lower pace.
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
We define MFFO, a non-GAAP measure, consistent with the Investment Program Association's ("IPA") Guideline 2010 - 01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline"), issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; fair value adjustments on real estate related investments such as commercial real estate securities or derivative investments included in net income; impairments of real estate related investments, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses from fair value adjustments on real estate securities, including commercial mortgage backed securities and other securities, interest rate swaps and other derivatives not deemed to be hedges and foreign exchanges holdings; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we will be responsible for managing interest rate, hedge and foreign exchange risk, we expect to retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of our core operations.
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
The table below reflects the items deducted or added to net income in our calculation of FFO and MFFO for the three months and year ended December 31, 2013.

	Three Months Ended December 31, 2013	Year Ended December 31, 2013
Funds From Operations:
Net income	$219,501	$101,666
Funds from operations	$219,501	$101,666
Modified Funds From Operations:
Funds from operations	$219,501	$101,666
Amortization of premiums, discounts and fees on investments and borrowings, net	(33,008)	(91,101)
Acquisition fees and expenses	202,381	470,448
Modified funds from operations	$388,874	$481,013

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
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
As of December 31, 2013, our portfolio included two variable rate investments based on the London Interbank Offered Rate ("LIBOR") for various terms. All of our borrowings were at a fixed rate. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

Change in Interest Rates	Estimated Percentage Change in Interest Income net of Interest Expense
(-) 25 Basis Points (1)	(0.43)%
Base Interest Rate	—%
(+) 50 Basis Points	1.42%
(+) 100 Basis Points	3.20%
__________________________________________________________________________
(1) Reduction can not cause LIBOR rates to fall below zero.

Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report of Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by the Annual Report on Form 10-K.
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting, and we have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our code of ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue – 15th Floor, New York, NY 10022, attention Chief Financial Officer.

Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2014 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to Consolidated Financial Statements on page F-1 of this report.
(b)    Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Amendment and Restatement
3.2(2)	Bylaws
4.1(1)	Agreement of Limited Partnership of ARC Realty Finance Operating Partnership, L.P.
4.2*
First Amendment to the Agreement of Limited Partnership of ARC Realty Finance Operating Partnership, L.P., dated as of December 31, 2013, by and among the Company and ARC Realty Finance Special Limited Partnership, LLC

10.1(3)	Valuation Services Agreement between ARC Realty Finance Trust, Inc. and Duff & Phelps, LLC dated as of February 4, 2013
10.2(1)	Advisory Agreement by and among ARC Realty Finance Trust, Inc., ARC Realty Finance Operating Partnership, L.P. and ARC Realty Finance Advisors, LLC dated as of February 12, 2013
10.3(1)	First Amendment to Advisory Agreement dated as of March 13, 2013
10.4(1)	Employee and Director Incentive Restricted Share Plan of ARC Realty Finance Trust, Inc.
10.5(1)	Form of Restricted Share Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of ARC Realty Finance Trust, Inc.
10.6(4)	Second Amended and Restated Subscription Escrow Agreement dated as of July 26, 2013
10.7(4)	Revolving Line of Credit Agreement dated as of May 5, 2013
10.8(4)	First Amendment to Revolving Line of Credit Agreement dated as of July 17, 2013
21(3)	Subsidiaries of the Registrant
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from ARC Realty Finance Trust, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_________________________

*	Filed herewith
(1)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 15, 2013.
(2)	Filed as an exhibit to Pre-Effective Amendment No. 1 to our Registration Statement on Form S-11/A filed with the SEC on January 22, 2013.
(3)	Filed as an exhibit to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11/A filed with the SEC on February 11, 2013.
(4)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 13, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of March, 2014.

ARC Realty Finance Trust, Inc.
By	/s/ NICHOLAS S. SCHORSCH
NICHOLAS S. SCHORSCH
CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Nicholas S. Schorsch	Chief Executive Officer and Chairman of the Board of Directors, Principal Executive Officer	March 13, 2014
Nicholas S. Schorsch

/s/ Peter M. Budko	President, Secretary and Director	March 13, 2014
Peter M. Budko

/s/ Nicholas Radesca	Chief Financial Officer and Treasurer (Principal Financial Officer, Principal Accounting Officer)	March 13, 2014
Nicholas Radesca

/s/ Leslie D. Michelson	Lead Independent Director	March 13, 2014
Leslie D. Michelson

/s/ Dr. Robert J. Froehlich	Independent Director	March 13, 2014
Dr. Robert J. Froehlich

/s/ Elizabeth K. Tuppeny	Independent Director	March 13, 2014
Elizabeth K. Tuppeny

ARC REALTY FINANCE TRUST, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3

Consolidated Statements of Operations for the Year Ended December 31, 2013 and for the Period from November 15, 2012 (Inception) to December 31, 2012	F-4

Consolidated Statements of Changes in Stockholders' Equity for the Year Ended December 31, 2013 and for the Period from November 15, 2012 (Inception) to December 31, 2012	F-5

Consolidated Statements of Cash Flows for the Year Ended December 31, 2013 and for the Period from November 15, 2012 (Inception) to December 31, 2012	F-6

Consolidated Statements of Comprehensive Income for the Year Ended December 31, 2013 and for the Period from November 15, 2012 (Inception) to December 31, 2012	F-7

Notes to Consolidated Financial Statements	F-8

Financial Statement Schedule:
Schedule IV — Mortgage Loans on Real Estate	F-22

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
ARC Realty Finance Trust, Inc.

We have audited the accompanying consolidated balance sheets of ARC Realty Finance Trust, Inc. (a Maryland Corporation) and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' equity, cash flows and comprehensive income for the year ended December 31, 2013 and the period from November 15, 2012 (date of inception) to December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARC Realty Finance Trust, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the year ended December 31, 2013 and the period from November 15, 2012 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 13, 2014

ARC REALTY FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Cash	$178,030	$573
Loans receivable, net	30,831,571	—
Mortgage-backed securities, at fair value	5,005,000	—
Accrued interest receivable	126,118	—
Prepaid expenses and other assets	229,117	—
Deferred costs	—	940,618
Total assets	$36,369,836	$941,191
LIABILITIES AND STOCKHOLDERS' EQUITY
Revolving line of credit with affiliate	$7,305,000	$—
Accounts payable and accrued expenses	1,737,882	635,216
Due to affiliate	1,077,765	121,500
Distributions payable	215,747	—
Interest payable	14,633	—
Total liabilities	10,351,027	756,716
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at December 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 1,330,669 and 8,888 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	13,267	89
Additional paid-in capital	26,620,266	199,911
Accumulated other comprehensive loss	(9,578)	—
Accumulated deficit	(605,146)	(15,525)
Total stockholders' equity	26,018,809	184,475
Total liabilities and stockholders' equity	$36,369,836	$941,191

The accompanying notes are an integral part of these statements.

ARC REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2013	Period from November 15, 2012 (Inception) to December 31, 2012
Net interest income:
Interest income	$775,056	$—
Interest expense	32,313	—
Net interest income	742,743	—
Expenses:
Board expenses	185,501	—
Insurance expense	165,000	—
Professional fees	71,095	15,525
Other expenses	219,481	—
Total expenses	641,077	15,525
Net income (loss)	$101,666	$(15,525)

Basic net income per share	$0.19	NM
Diluted net income per share	$0.19	NM
Basic weighted average shares outstanding	526,084	8,888
Diluted weighted average shares outstanding	530,096	8,888
___________________________________________________
NM - Not Meaningful

The accompanying notes are an integral part of these statements.

ARC REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, November 15, 2012	—	$—	$—	$—	$—	$—
Issuances of common stock	8,888	89	199,911	—	—	200,000
Net loss	—	—	—	—	(15,525)	(15,525)
Balance, December 31, 2012	8,888	$89	$199,911	$—	$(15,525)	$184,475
Issuances of common stock	1,311,226	13,112	32,194,146	—	—	32,207,258
Net income	—	—	—	—	101,666	101,666
Distributions declared	—	—	—	—	(691,287)	(691,287)
Common stock issued through distribution reinvestment plan	7,956	80	188,877	—	—	188,957
Common stock repurchases	(1,400)	(14)	(34,986)	—	—	(35,000)
Share-based compensation	3,999	—	15,876	—	—	15,876
Common stock offering costs, commissions and dealer manager fees	—	—	(5,943,558)	—	—	(5,943,558)
Other comprehensive loss	—	—	—	(9,578)	—	(9,578)
Balance, December 31, 2013	1,330,669	$13,267	$26,620,266	$(9,578)	$(605,146)	$26,018,809

The accompanying notes are an integral part of this statement.

ARC REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013	Period from November 15, 2012 (Inception) to December 31, 2012
Cash flows from operating activities:
Net income	$101,666	$(15,525)
Adjustments to reconcile net income to net cash provided by operating activities:
Discount accretion, net	(91,101)	—
Share-based compensation	15,876	—
Changes in assets and liabilities:
Accrued interest receivable	(126,118)	—
Prepaid expenses and other assets	(229,117)	—
Accounts payable and accrued expenses	1,090,396	15,525
Interest payable	14,633	—
Net cash provided by operating activities	776,235	—
Cash flows from investing activities
Loan investments	(30,786,900)	—
Mortgage-backed securities investments	(5,015,000)	—
Principal repayments received on loan investments	46,852	—
Net cash used in investing activities	(35,755,048)	—
Cash flows from financing activities:
Proceeds from issuances of common stock	32,207,258	200,000
Payments of offering costs and fees related to common stock issuances	(4,990,670)	(320,928)
Common stock repurchase	(35,000)	—
Borrowings on revolving line of credit with affiliate	16,845,000	—
Repayments of revolving line of credit with affiliate	(9,540,000)	—
Advances from affiliate	956,265	121,501
Distributions paid	(286,583)	—
Net cash provided by financing activities	35,156,270	573
Net change in cash	177,457	573
Cash, beginning of period	573	—
Cash, end of period	$178,030	$573
Supplemental disclosure of non-cash operating and financing activities:
Escrow deposits payable related to loan investments	$14,758	$—
Distributions payable	$215,747	$—
Common stock issued through distribution reinvestment plan	$188,957	$—
Reclassification of deferred offering costs to additional paid-in capital	$940,618	$—

The accompanying notes are an integral part of this statement.

ARC REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2013	Period from November 15, 2012 (Inception) to December 31, 2012
Net income (loss)	$101,666	$(15,525)
Other comprehensive loss (net change by component):
Unrealized loss on available-for-sale securities	(9,578)	—
Other comprehensive loss	(9,578)	—
Comprehensive income (loss) attributable to ARC Realty Finance Trust, Inc.	$92,088	$(15,525)

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
For at least until February 12, 2015, the per share purchase price in the Offering will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be based on the greater of $23.75 per share or 95% of the estimated value of a share of common stock. As of December 31, 2013, the aggregate value of all the common stock outstanding was $33.3 million based on a per share value of $25.00 (or $23.75 for shares issued under DRIP). Within six months after February 12, 2015, or the NAV pricing date, the Company will begin offering shares in the Offering at a per share purchase price that will vary quarterly and will be equal to the net asset value (“NAV”) divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the immediately preceding quarter (“per share NAV”) and applicable selling commissions and dealer manager fees will be added to the per share price for shares in the Company’s primary offering but not for the DRIP.
The Company has sold 8,888 shares of the Company's common stock to ARC Realty Finance Special Limited Partnership, LLC (the “Special Limited Partner”), an entity wholly owned by American Realty Capital VIII, LLC (the “Sponsor”) for $22.50 per share or a total of $0.2 million. Substantially all of the Company's business is conducted through ARC Realty Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. ARC Realty Finance Advisors, LLC (the “Advisor”) is the Company’s affiliated advisor. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP (“OP units”). Additionally, the Special Limited Partner contributed $2,020 to the OP in exchange for 90 units of limited partner interests in the aggregate OP ownership, which represents a nominal percentage of the aggregate OP ownership. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements and related footnotes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘GAAP’’). The consolidated financial statements of the Company are prepared on an accrual basis of accounting.

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
Allowance for Loan Losses
The allowance for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through the "Provision for loan losses" on the Company's consolidated statements of operations and is decreased by charge-offs when losses are confirmed through the receipt of assets such as cash in a pre-foreclosure sale or via ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased. The Company uses a uniform process for determining its allowance for loan losses. The allowance for loan losses includes a general, formula-based component and an asset-specific component.
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

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
Real Estate Securities
On the acquisition date, all of the Company’s commercial real estate securities will be classified as available for sale, and will be carried at fair value, with any unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains or losses on such securities will be recorded as unrealized gains or losses on investments in the Company’s consolidated statement of comprehensive income. Premiums or discounts on commercial real estate securities will be recognized using the effective interest method and recorded as an adjustment to interest income.
Impairment Analysis of Securities
Commercial real estate securities for which the fair value option has not been elected will be periodically evaluated for other-than-temporary impairment. If the fair value of a security is less than its amortized cost, the security will be considered impaired. Impairment of a security will be considered to be other-than-temporary when (i) the Advisor has the intent to sell the impaired security; (ii) it is more likely than not the Company will be required to sell the security; or (iii) the Advisor does not expect to recover the entire amortized cost of the security. If the Advisor determines that an other-than-temporary impairment exists and a sale is likely to occur, the impairment charge will be recognized as an “Impairment of assets” on the Company's consolidated statement of operations and comprehensive income. If a sale is not expected to occur, the portion of the impairment charge related to credit factors will be recorded as an “Impairment of assets” on the Company's consolidated statement of operations and comprehensive income with the remainder recorded as an unrealized gain or loss on investments reported as a component of accumulated other comprehensive income or loss.
Commercial real estate securities for which the fair value option has been elected will not be evaluated for other-than-temporary impairment as changes in fair value are recorded in the Company’s consolidated statement of operations and comprehensive income.
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
As of December 31, 2013, the Company had funded six mezzanine loan investments. All six loans were recently underwritten and acquired, with the last three being acquired in December 2013. All six loans were performing as of December 31, 2013. Therefore, the carrying value approximates the fair value as of December 31, 2013.
As of December 31, 2013, the Company had acquired one CMBS investment. This investment is an available for sale debt security which is recorded at fair value at December 31, 2013.
As of December 31, 2013, the Company had $7.3 million outstanding under its revolving line of credit with an affiliate, which bears interest at a fixed rate of 3.25% (See Note 5 — Revolving Line of Credit with Affiliate). As of

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

December 31, 2013, the Company believes the carrying value of its revolving line of credit with its affiliate approximates fair value.
Cash and Cash Equivalents
Cash includes cash in bank accounts. The Company deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit. Cash equivalents include short-term, liquid investments in a money market fund.
Restricted Cash
Restricted cash consists primarily of escrow deposits for future debt service payments, taxes, insurance, property maintenance or other amounts collected with mortgage loan originations.
Deferred Costs
Deferred costs consist primarily of deferred financing costs or deferred offering costs. Deferred financing costs represent commitment fees, legal fees, and other costs associated with obtaining commitments for financing. These costs will be amortized over the terms of the respective financing agreements using the straight-line method. Unamortized deferred financing costs will be expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions that do not close will be expensed in the period in which it is determined that the financing will not close.
Deferred offering costs represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with the registration and sale of shares of the Company's common stock. As of December 31, 2012, such costs totaled $0.9 million. On February 12, 2013, the day the Company commenced its Offering, deferred offering costs were reclassified to stockholders' equity.
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
When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP will have the status of authorized but unissued shares. At December 31, 2013, no shares were eligible to be redeemed under the SRP. The Company did redeem 1,400 shares in the amount of $35,000 related to a death benefit.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No Dealer Manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the balance sheet in the period distributions are declared. There have been 7,956 shares issued under the DRIP as of December 31, 2013 with an additional 3,109 shares accrued related to December.
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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments will be recognized immediately in gains or losses on derivative instruments in the Company's consolidated statement of operations and comprehensive income. If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.
As of December 31, 2013, the Company had no derivative instruments.
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the Company’s Offering. Offering costs (other than selling commissions and the Dealer Manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Offering costs were reclassified from deferred costs to stockholders' equity (deficit) on the day the Company commenced its operations. Offering costs include all expenses incurred by the Company in connection with its Offering as of such date. These costs include but are not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organizational and offering costs paid by them on behalf of the Company, notwithstanding that the Advisor is obligated to reimburse the Company to the extent organizational and offering costs (excluding selling commissions and the Dealer Manager fee) incurred by the Company in the Offering exceed 2% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the Dealer Manager fees and other offering costs do not exceed 12% of the gross proceeds determined at the end of the Offering

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

(See Note 9 — Related Party Transactions and Arrangements).
Share-Based Compensation
The Company has a stock-based incentive award plan which is accounted for under the guidance for share based payments. The expense for such awards will be included in board expenses and will be recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 11 — Share-Based Compensation).
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
As of December 31, 2013, the Company had no material uncertain income tax positions. The fiscal year ended December 31, 2013 remains open to examination by the major taxing jurisdictions to which the Company is subject.
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
Reportable Segments
The Company conducts its business through the following segments:

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

See Note 13 - Segment Reporting for further information regarding the Company's segments.
Reclassification
Certain reclassifications have been made to the previously issued historical financial statements of the Company to conform to this presentation.
Note 3 — Loans Receivable
The following is a summary of the Company's loans receivable by class (in thousands):

	December 31, 2013	December 31, 2012
Mezzanine loans	$30,832	$—
Total gross carrying value of loans	30,832	—
Allowance for loan losses	—	—
Total loans receivable, net	$30,832	$—
As of December 31, 2013, the Company invested $30.8 million in six mezzanine loans and received scheduled principal repayments of $46,852 on the loans. The Company did not record a general or specific allowance for loan losses as of December 31, 2013 as the portfolio consisted of a six recently underwritten, performing loans.
The Company's loan receivable portfolio was comprised of the following at December 31, 2013 (in thousands):

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

Description	Location	Date of Investment	Maturity Date	Coupon	Original Par Amount	Par Amount	Premium (Discount)(1)	Carrying Value
W Hotel	Minneapolis, MN	May 2013	May 2023	Fixed	$6,500	$6,453	$(2,434)	$4,019
Regency Park Apartments	Austin, TX	September 2013	September 2018	Fixed	5,000	5,000	52	5,052
121 West Trade Office	Charlotte, NC	September 2013	September 2016	Floating	9,000	9,000	80	9,080
545 Madison Avenue	New York, NY	December 2013	January 2024	Fixed	5,000	5,000	75	5,075
Hampton Inn LaGuardia	East Elmhurst, NY	December 2013	August 2023	Fixed	4,981	4,981	(1,435)	3,546
Southern US Student Housing	Various	December 2013	January 2024	Fixed	4,000	4,000	60	4,060
Total					$34,481	$34,434	$(3,602)	$30,832
___________________________________________________
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
All investments are assigned an initial risk rating of 2.0. As of December 31, 2013, the weighted average risk rating of the Company's loans was 2.0. As of December 31, 2013, the Company had no non-performing, non-accrual or impaired loans.
For the year December 31, 2013 the activity in the Company's loan portfolio was as follows (in thousands):

Balance at December 31, 2012	$—
Originations and acquisitions	30,787
Principal repayments	(47)
Discount accretion, net	92
Balance at December 31, 2013	$30,832
Note 4 — Investment Securities
The following is a summary of the Company's investment securities by class (in thousands):

	December 31, 2013	December 31, 2012
CMBS	$5,005	$—
Total fair value of securities	$5,005	$—
In 2013, the Company invested $5.0 million in the purchase of an initial CMBS position. The Company's CMBS investment is reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive loss.

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

(in thousands)	Amortized Cost	Unrealized Losses	Fair Value
CMBS	$5,015	$(10)	$5,005
Total	$5,015	$(10)	$5,005
Note 5 — Revolving Line of Credit with Affiliate
On May 15, 2013, the Company entered into a credit agreement for an unsecured $5.0 million revolving line of credit with AR Capital, LLC, the parent of the Sponsor (the “Revolver”). The Revolver bears interest at a per annum fixed rate of 3.25% and provides for quarterly interest payments. The Revolver matures in 1 year, subject to two successive extension terms of one year each. Principal may be drawn or repaid from time-to-time, in whole or in part, without premium or penalty and there are no unused facility fees. On July 17, 2013, the Company entered into an amendment to its Revolver. The amendment increased the aggregate financing available under the Revolver from $5.0 million to $10.0 million. The amendment did not change any of the other terms of the Revolver.
As of December 31, 2013, $7.3 million was outstanding under the Revolver, and $2.7 million was available to be borrowed. The Company incurred $30,007 in interest expense on the Revolver for the year ended December 31, 2013.
Note 6 — Net Income Per Share
The following is a summary of the basic and diluted net income per share computation for the year ended December 31, 2013:

	Year Ended December 31, 2013	Period from November 15, 2012 (Inception) to December 31, 2012
Numerator for basic and diluted net income per share	$101,666	$(15,525)
Basic weighted average shares outstanding	526,084	8,888
Diluted weighted average shares outstanding (1)	530,096	8,888

Basic net income per share	$0.19	NM
Diluted net income per share	$0.19	NM
__________________________________________________________________________
(1) The weighted average number of diluted shares outstanding includes the impact of 3,999 unvested restricted shares and 90 OP units.
NM - Not Meaningful
The basic and diluted weighted average shares outstanding assume no shares were outstanding prior to the release of equity proceeds from escrow on May 14, 2013. The Company had 4,089 common share equivalents as of December 31, 2013, which were comprised of 3,999 unvested restricted shares and 90 OP units. Diluted net income per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is antidilutive. The common share equivalents were dilutive by $0.001463 per share for the year ended December 31, 2013.
Note 7 — Common Stock
As of December 31, 2013, the Company had 1,330,669 shares of common stock outstanding, including shares issued pursuant to the DRIP and unvested restricted shares, and had received total proceeds of $32.4 million excluding shares issued pursuant to the DRIP.
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

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
The below table shows the distributions paid on shares outstanding during the year ended December 31, 2013.

Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Issued under DRIP
June 3, 2013	99,897	$508	$526
July 1, 2013	103,483	7,952	8,196
August 1, 2013	143,357	13,164	12,555
September 3, 2013	302,524	32,567	22,852
October 1, 2013	484,146	48,798	34,632
November 1, 2013	716,599	77,786	49,000
December 2, 2013	963,473	102,666	61,196
Total		$283,441	$188,957
__________________________________________________________________________
(1) This represents the weighted average shares outstanding for the period related to the respective payment date.
For the year ended December 31, 2013, the Company paid cash dividends of $283,441 and had a net income of $101,666. Additionally, the Company paid a dividend of $3,142 for the time period of May 30, 2013 through September 30, 2013 on all unvested restricted shares. As of December 31, 2013, the Company had a distribution payable of $214,008 for dividends accrued in the month of December 2013 and has a additional distribution payable of $1,739 accrued for the period from October 1, 2013 through December 31, 2013 on all unvested restricted shares.
Note 8 — Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.
Note 9 — Related Party Transactions and Arrangements
As of December 31, 2013, an entity wholly owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock.
The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of December 31, 2013, the Company had a payable of $1.1 million to affiliated entities for advances received to fund costs incurred by the Company.
The Company entered into the Revolver with an affiliate on May 15, 2013 (See Note 5 — Revolving Line of Credit with Affiliate).
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

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

The table below shows the fees incurred from the Dealer Manager associated with the Offering during the year ended December 31, 2013 and the associated payable as of December 31, 2013. No such fees were incurred during the period from November 15, 2012 (date of inception) to December 31, 2012.

(in thousands)	Year Ended December 31, 2013	Payable as of December 31, 2013
Total commissions and fees incurred from the Dealer Manager	$2,705	$12
The Advisor, its affiliates and entities under common ownership with the Advisor receive compensation and reimbursement for services relating to the Offering, including transfer agency services provided by an affiliate of the Dealer Manager. The table below shows compensation and reimbursement the Advisor and its affiliates incurred for services relating to the Offering.

(in thousands)	Year Ended December 31, 2013	Payable as of December 31, 2013
Total compensation and reimbursement for services provided by the Advisor and affiliates	$1,250	$1,047
The payable as of December 31, 2013 in the table above is included in accounts payable and accrued expenses on the Company's consolidated balance sheets. For the period ended December 31, 2012, the Company had not incurred fees from the Dealer Manager so no comparative table is presented.
The Company is responsible for organizational and offering costs from the ongoing Offering, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from its ongoing Offering of common stock, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor's responsibility. As of December 31, 2013, organizational and offering costs exceeded 2.0% of gross proceeds received from the Offering by $2.6 million, due to the ongoing nature of the Offering and that many expenses were paid before the Offering commenced.
None of the fees described above in connection with the Offering were incurred during the period from November 15, 2012 (date of inception) to December 31, 2012.
Fees Paid in Connection with the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the principal amount funded by the Company to acquire or originate commercial real estate debt or the amount invested in the case of other commercial real estate investments. The Advisor may be also be reimbursed for acquisition expenses incurred related to selecting, evaluating, originating and acquiring investments on the Company's behalf and the Company may incur third party acquisition expenses. In no event will the total of all acquisition fees and acquisition expenses payable with respect to a particular investment exceed 4.5% of the principal amount funded by the Company to acquire or originate commercial real estate debt or the amount invested in the case of other commercial real estate investments. Once the proceeds from the Offering have been fully invested, the aggregate amount of acquisition fees shall not exceed 1.5% of the principal amount funded by the Company to acquire or originate commercial real estate debt or the amount invested in the case of other commercial real estate investments, as applicable, for all of the assets acquired. During the year ended December 31, 2013, the Company has incurred $313,632 of acquisition fees and $156,816 of acquisition expenses payable to the Advisor. These acquisition fees and expenses are capitalized as part of the cost of each respective investment.
The Company will pay the Advisor an annual asset management fee equal to 0.75% of the cost of the Company's assets. Once the Company begins to calculate NAV, the asset management fee will be based on the lower of 0.75% of the costs of the Company's assets and 0.75% of the quarterly NAV. The amount of the asset management fee will be reduced to the extent that the amount of dividends declared during the six month period ending on the last day of the calendar quarter immediately preceding the date such asset management fee is payable, exceeds the funds from operations (“FFO”), as adjusted, for the same period. For purposes of this determination, FFO, as adjusted, is FFO before deducting (i) acquisition fees and related expenses; (ii) non-cash restricted stock grant amortization, if any; and (iii) impairments of real estate related investments, if any (including properties, loans receivable and equity and debt investments). FFO, as adjusted, is not the same as FFO. The Advisor has permanently waived asset management fees of $29,297 earned during the year ended December 31, 2013.
Effective June 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. The Company amortizes the cost of $0.9 million associated with this agreement into other expense on the consolidated statements of operations over the estimated remaining life of the Offering.
The table below depicts related party fees and reimbursements in connection with the operations of the Company for the year ended December 31, 2013 and the associated payable as of December 31, 2013.

(in thousands)	Year Ended December 31, 2013	Payable as of December 31, 2013
Acquisition fees and expenses	$470	$202
Advisory and investment banking fee	316	316
Total related party fees and reimbursements	$786	$518
The payables as of December 31, 2013 in the table above are included in accounts payable and accrued expenses on the Company's consolidated balance sheets.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s costs. The Advisor absorbed $10,000 in professional fees and $170,538 in other expense during the year ended December 31, 2013. These expenses are presented net in the consolidated statements of operations. Additionally, the Advisor earned management fees of $29,297 for the year ended December 31, 2013 and has waived these fees.
The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets or (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or disposition fees. As of December 31, 2013, no administrative costs of the Advisor were reimbursed for any period in connection with the operations of the Company.
The Advisor at its election may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes. Any contributed capital amounts are not reimbursable to the Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares. The Advisor did not contribute capital to enhance the Company's cash position for working capital or distribution purposes as of December 31, 2013.
None of the fees described above in connection with the operations of the company were incurred during the period from November 15, 2012 (date of inception) to December 31, 2012.
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

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
As of December 31, 2013, no fees were paid for any period in connection with the liquidation of assets, listing of the Company's common stock or termination of the advisory agreement.
The Company cannot assure that it will provide the 6.0% return specified in the above agreements but the Advisor will not be entitled to the subordinated performance fee, subordinated participation in net sale proceeds, subordinated incentive listing distribution or subordinated distribution upon termination of the advisory agreement unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions.
The Company will also establish a restricted share plan for the benefit of employees (if the Company ever has employees), directors, employees of the Advisor and its affiliates (See Note 11 — Share-Based Compensation).
Note 10 — Economic Dependency
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
Note 11 — Share-Based Compensation
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

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

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
As of December 31, 2013, the Company had granted 3,999 restricted shares to its independent directors. None of the 3,999 restricted shares granted had vested as of December 31, 2013. Based on a share price of $22.50, the compensation expense associated with the restricted share grants was $15,876 for the year ended December 31, 2013. Additionally, the Company paid a dividend for the time period of May 30, 2013 through September 30, 2013 on all unvested restricted shares and has a distribution payable of $1,739 for the period October 1, 2013 through December 31, 2013.
Note 12 — Fair Value of Financial Instruments
GAAP establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring financial instruments at fair values. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are described below:

•	Level I— Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

•
Level II— Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

•
Level III— Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

CMBS
CMBS investments are valued utilizing both directly and indirectly observable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar securities and the spreads used in the prior valuation. The Company obtains current market spread information where available and use this information in evaluating and validating the market price of all CMBS. As of December 31, 2013 the Company's CMBS investment was classified as Level II.
The following table presents the Company's financial instrument carried at fair value in the consolidated balance sheet by its level in the fair value hierarchy as of December 31, 2013 (in thousands):

	Total	Level I	Level II	Level III
CMBS	$5,005	$—	$5,005	$—
Total	$5,005	$—	$5,005	$—

Note 13 — Segment Reporting
The Company conducts its business through the following segments:

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

The following table represents the Company's operations by segment for the year ended December 31, 2013:

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013

		Real Estate	Real Estate
	Total	Debt	Securities
Interest Income	$683,955	$675,844	$8,111
Discount (Premium) Amortization	91,101	91,523	(422)
Interest Expense	32,313	32,313	—
Net Income	101,666	93,977	7,689
Total Assets	36,369,836	31,356,725	5,013,111
For the period ended December 31, 2012 the Company had not yet made any investments so there were no segments to report.
Note 14 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Common Stock
As of February 28, 2014, the Company had 2,334,533 shares of common stock outstanding, including unvested restricted shares, and had raised total proceeds from the Offering of $58.2 million. As of February 28, 2014, the aggregate value of all share issuances in the Offering was $58.2 million based on a per share value of $25.00 (or $23.75 per share for shares issued under the DRIP).
Total capital raised to date, including shares issued under the DRIP, is as follows:

(in thousands)	December 31, 2013	January 1 to February 28, 2014	Total
Common stock	$32,561	$25,684	$58,245
Dividends Paid
On January 2, 2014, the Company paid a distribution of $214,008 to stockholders of record during the month of December 2013. Approximately $140,164 of the distribution was paid in cash, while $73,844 was used to purchase 3,109 shares for those stockholders that chose to reinvest dividends through the DRIP.
Secured Financing Agreements
On January 2, 2014 the Company entered into a Master Repurchase Agreement ("MRA") with J.P. Morgan Securities LLC ("JPM"). The MRA provides the Company with the ability to sell securities to JPM for liquidity while providing a fixed repurchase price for the same securities in the future. On January 14, 2014 the Company received $4.0 million of proceeds for CMBS securities sold under the MRA.
Loans Receivable
On March 4, 2014 the Company funded a B-Note secured by a portfolio of 90 quick service restaurants. The loan bears interest at 11.00% and has a ten year term.

ARC REALTY FINANCE TRUST, INC.

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2013

		Prior	Par	Carrying	Interest	Payment	Maturity
Description	Location	Liens	Amount	Amount	Rate	Terms	Date
W Hotel	MN	$51,000,000	$6,453,148	$4,019,590	5.46%	30 Year Amortization	May 2023
Regency Park Apartments	TX	42,000,000	5,000,000	5,052,076	9%	Interest Only	September 2018
121 West Trade Office	NC	38,000,000	9,000,000	9,079,575	3 month LIBOR + 11%	Interest Only	September 2016
545 Madison Avenue	NY	30,000,000	5,000,000	5,074,864	11%	Interest Only	January 2024
Hampton Inn LaGuardia	NY	36,500,000	4,981,176	3,545,509	5.89%	30 Year Amortization	August 2023
Southern US Student Housing	Various	38,814,000	4,000,000	4,059,957	12%	Interest Only	January 2024

		$236,314,000	$34,434,324	$30,831,571