Form 10-Q
period 2014-03-31
ARC Realty Finance Trust, Inc.
filed 2014-05-12
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of April 30, 2014 was 3,575,407.

PART I

Item 1. Financial Statements.

ARC REALTY FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash	$352,418	$178,030
Loans receivable, net	54,826,643	30,831,571
Mortgage-backed securities, at fair value	14,504,900	5,005,000
Accrued interest receivable	324,369	126,118
Prepaid expenses and other assets	1,423,043	229,117
Total assets	$71,431,373	$36,369,836
LIABILITIES AND STOCKHOLDERS' EQUITY
Revolving line of credit with affiliate	$3,300,000	$7,305,000
Repurchase agreement	4,000,000	—
Accounts payable and accrued expenses	1,831,638	1,737,882
Distributions payable	469,160	215,747
Interest payable	11,974	14,633
Due to affiliate	—	1,077,765
Total liabilities	9,612,772	10,351,027
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 2,984,616 and 1,330,669 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	29,807	13,267
Additional paid-in capital	63,216,414	26,620,266
Accumulated other comprehensive loss	(4,750)	(9,578)
Accumulated deficit	(1,422,870)	(605,146)
Total stockholders' equity	61,818,601	26,018,809
Total liabilities and stockholders' equity	$71,431,373	$36,369,836

The accompanying notes are an integral part of these statements.

ARC REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net Interest Income:
Interest income	$976,834	$1
Interest expense	21,036	—
Net interest income	955,798	1
Expenses:
Board expenses	46,687	—
Insurance expense	55,000	—
Professional fees	113,160	5,020
Acquisition fees	259,000	—
Other expenses	169,703	—
Loan loss provision	86,462	—
Total expenses	730,012	5,020
Net Income (Loss)	$225,786	$(5,019)

Basic net income per share	$0.11	NM
Diluted net income per share	$0.11	NM
Basic weighted average shares outstanding	2,025,934	8,888
Diluted weighted average shares outstanding	2,030,023	8,888
__________________________________________________________
NM - Not Meaningful

The accompanying notes are an integral part of these statements.

ARC REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock
	Number of Shares	Par Value	Additional Paid-Capital	Additional Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2013	1,330,669	$13,267	$26,620,266	$(9,578)	$(605,146)	$26,018,809
Issuance of common stock	1,642,767	16,428	40,827,192	—	—	40,843,620
Net income	—	—	—	—	225,786	225,786
Distributions declared	—	—	—	—	(1,043,510)	(1,043,510)
Common stock issued through distribution reinvestment plan	11,180	112	265,409	—	—	265,521
Share-based compensation	—	—	4,437	—	—	4,437
Common stock offering costs, commissions and dealer manager fees	—	—	(4,500,890)	—	—	(4,500,890)
Other comprehensive income	—	—	—	4,828	—	4,828
Balance, March 31, 2014 (Unaudited)	2,984,616	$29,807	$63,216,414	$(4,750)	$(1,422,870)	$61,818,601

The accompanying notes are an integral part of this statement.

ARC REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013
Cash flows from operating activities:
Net income (loss)	$225,786	$(5,019)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Discount accretion, net	(51,814)	—
Share-based compensation	4,437	—
Loan loss provision	86,462	—
Changes in assets and liabilities:
Accrued interest receivable	(198,251)	—
Prepaid expenses and other assets	(1,193,926)	—
Accounts payable and accrued expenses	92,015	—
Interest payable	(2,659)	5,019
Net cash used in operating activities:	(1,037,950)	—
Cash flows from investing activities:
Loan investments	(24,065,595)	—
Mortgage-backed securities investments	(9,497,001)	—
Principal repayments received on loan investments	37,804	—
Net cash used in investing activities	(33,524,792)	—
Cash flows from financing activities:
Proceeds from issuances of common stock	40,843,620	—
Payments of offering costs and fees related to common stock issuances	(4,500,890)	(413,061)
Common stock repurchase	—	—
Borrowings on revolving line of credit with affiliate	3,300,000	—
Repayments of revolving line of credit with affiliate	(7,305,000)	—
Borrowings on repurchase agreement	4,010,000
Repayments on repurchase agreement	(10,000)
Advances from (repayments to) affiliate	(1,077,765)	418,488
Dividends paid	(522,835)
Net cash provided by financing activities:	34,737,130	5,427

Net change in cash	174,388	5,427
Cash, beginning of period	178,030	573
Cash, end of period	$352,418	$6,000

Interest paid	$23,695	$—
Distributions payable	$469,160	$—
Common stock issued through distribution reinvestment plan	$265,521	$—

The accompanying notes are an integral part of this statement.

ARC REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net income (loss)	$225,786	$(5,019)
Other comprehensive income (net change by component):
Unrealized gain on available-for-sale securities	4,828	—
Total other comprehensive income	4,828	—
Comprehensive income (loss) attributable to ARC Realty Finance Trust, Inc.	$230,614	$(5,019)

The accompanying notes are an integral part of these statements.

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 1 — Organization and Business Operations
ARC Realty Finance Trust, Inc. (the “Company”) was incorporated in Maryland on November 15, 2012 and conducts its operations to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2013. The Company is offering for sale a maximum of $2.0 billion of common stock, $0.01 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the "Securities Act"). The Offering also covers the offer and sale of up to approximately $400.0 million in shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock. On May 14, 2013, the Company commenced business operations after raising in excess of $2.0 million of equity, the amount required for the Company to release equity proceeds from escrow.
For at least until February 12, 2015, the per share purchase price in the Offering will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be based on the greater of $23.75 per share or 95% of the estimated value of a share of common stock. As of March 31, 2014, the aggregate value of all the common stock outstanding was $74.6 million based on a per share value of $25.00 (or $23.75 for shares issued under DRIP). Within six months after February 12, 2015, or the NAV pricing date, the Company will begin offering shares in the Offering at a per share purchase price that will vary quarterly and will be equal to the net asset value (“NAV”) divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the immediately preceding quarter (“per share NAV”) and applicable selling commissions and dealer manager fees will be added to the per share price for shares in the Company’s primary offering but not for the DRIP.
The Company has sold 8,888 shares of the Company's common stock to ARC Realty Finance Special Limited Partnership, LLC (the “Special Limited Partner”), an entity controlled by American Realty Capital VIII, LLC (the “Sponsor”) for $22.50 per share or a total of $0.2 million. Substantially all of the Company's business is conducted through ARC Realty Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. ARC Realty Finance Advisors, LLC (the “Advisor”) is the Company’s advisor. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP (“OP units”). Additionally, the Special Limited Partner contributed $2,020 to the OP in exchange for 90 units of limited partner interests in the aggregate OP ownership, which represents a nominal percentage of the aggregate OP ownership. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
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

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

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
Real Estate Debt Investments
Commercial real estate debt investments are intended to be held until maturity and, accordingly, are carried at cost, net of unamortized acquisition expenses, discounts or premiums and unfunded commitments. Real estate debt investments that are deemed to be impaired will be carried at amortized cost less a specific allowance for loan losses. Interest income is recorded on the accrual basis and related discounts, premiums, and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the Company’s consolidated statements of operations.
Allowance for Loan Losses
The allowance for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through the "Loan loss provision" on the Company's consolidated statements of operations and is decreased by charge-offs when losses are confirmed through the receipt of assets such as cash in a pre-foreclosure sale or via ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased. The Company uses a uniform process for determining its allowance for loan losses. The allowance for loan losses includes a general, formula-based component and an asset-specific component.
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

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

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
Real Estate Securities
On the acquisition date, all of the Company’s commercial real estate securities will be classified as available for sale, and will be carried at fair value, with any unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains or losses on such securities will be recorded as unrealized gains or losses on investments in the Company’s consolidated statement of operations. Premiums or discounts on commercial real estate securities will be recognized using the effective interest method and recorded as an adjustment to interest income.
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
Fair Value of Financial Instruments
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate that value. The fair value of short-term financial instruments such as cash, accrued interest receivable, and accounts payable and accrued expenses approximate their carrying value on the accompanying consolidated balance sheets due to the monthly terms.
As of March 31, 2014, the Company had 9 loan investments. All of the Company's loan investments were performing as of March 31, 2014. Therefore, the carrying value approximates the fair value as of March 31, 2014. The Company recorded a general allowance for loan losses as of March 31, 2014 in the amount of $86,462. For the purpose of this calculation, loans underwritten within 45 days of the balance sheet date are excluded as they were recently underwritten. The remaining loans were then applied a percentage based a rolling average of commercial loan default data and the risk rating of each investment. There are no specifically reserved loans in the portfolio as of March 31, 2014.
As of March 31, 2014, the Company had 3 CMBS investments. These investments are available for sale debt securities which are recorded at fair value at March 31, 2014.

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

As of March 31, 2014, the Company had $3.3 million outstanding under its revolving line of credit with an affiliate, which bears interest at a fixed rate of 3.25% (See Note 5 — Revolving Line of Credit with Affiliate). As of March 31, 2014, the Company believes the carrying value of its revolving line of credit with its affiliate approximates fair value.
As of March 31, 2014, the Company had $4.0 million outstanding under its Master Repurchase Agreement (the "MRA") with JP Morgan Securities, LLC ("JPM"), which bears interest at a floating rate of London Interbank Offered Rate ("LIBOR") + 1.20% (1.356% at March 31, 2014) (See Note 6 — Repurchase Agreement). As of March 31, 2014, the Company believes the carrying value of the JPM MRA approximates fair value due to the month-to-month term of the repurchase agreements.
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
Share Repurchase Program
The Company has a Share Repurchase Program (“SRP”) that enables stockholders to sell their shares to the Company. Under the SRP, stockholders may request that the Company redeem all or any portion of their holdings, subject to certain conditions described below, if such repurchase does not impair the Company's capital or operations.
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
Once the Company begins to calculate its NAV, the price per share that the Company will pay to repurchase shares of the Company’s common stock on any business day will be the Company's per share NAV for the quarter, calculated after the close of business on the first business day of each quarter. Subject to limited exceptions, stockholders who redeem their shares of the Company's common stock within the first four months from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate per share NAV of the shares of common stock received. Because the Company's per share NAV will be calculated quarterly, the redemption price may fluctuate between the redemption request day and the date on which the Company pays redemption proceeds.
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
After the Company begins to calculate its NAV, purchases under the SRP will be limited in any calendar year to 1.25% of Company's NAV as of the last day of the previous calendar quarter, or approximately 5% of the Company's NAV in any 12 month period. If the Company reaches the 1.25% limit on redemptions during any quarter, the Company will not accept any additional redemption requests for the remainder of such quarter. The SRP will automatically resume on the first day of the next calendar quarter, unless our board of directors determines to suspend the SRP.
When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP will have the status of authorized but unissued shares. At March 31, 2014, no shares were eligible to be redeemed.

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the balance sheet in the period distributions are declared. There have been 19,136 shares issued under the DRIP as of March 31, 2014.
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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the Company’s Offering. Offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Offering costs were reclassified from deferred costs to stockholders' equity on the day the Company commenced its operations. Offering costs include all expenses incurred by the Company in connection with its Offering as of such date. These costs include but are not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organizational and offering costs paid by them on behalf of the Company, notwithstanding that the Advisor is obligated to reimburse the Company to the extent organizational and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in the Offering exceed 2% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other offering costs do not exceed 12% of the gross proceeds determined at the end of the Offering (See Note 10 — Related Party Transactions and Arrangements).
Share-Based Compensation
The Company has a stock-based incentive award plan which is accounted for under the guidance for share based payments. The expense for such awards will be included in general and administrative expenses and will be recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 12 — Share-Based Compensation).

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Income Taxes
The Company conducts its operations to qualify as a real estate investment trust for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2013. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax as long as it distributes at least 90% of its REIT taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Per Share Data
The Company calculates basic earnings per share by dividing net income attributable to the Company for the period by the weighted-average of shares of common stock outstanding for that period. Diluted earnings per share reflects the potential dilution that that could occur from shares issuable in connection with the restricted stock plan and OP units, except when doing so would be anti-dilutive.
Reportable Segments
The Company conducts its business through the following segments:

•
The real estate debt business which is focused on originating, acquiring and asset managing commercial real estate debt investments, including first mortgage loans, subordinate mortgages, mezzanine loans and participations in such loans.

•
The real estate securities business which is focused on investing in and asset managing commercial real estate securities primarily consisting of CMBS and may include unsecured REIT debt, CDO notes and other securities.

See Note 15 - Segment Reporting for further information regarding the Company's segments.
Note 3 — Loans Receivable
The following is a summary of the Company's loans receivable by class (in thousands):

	March 31, 2014	December 31, 2013
	(Unaudited)
Mezzanine loans	$44,918	$30,832
Subordinated loans	9,995	—
Total gross carrying value of loans	54,913	30,832
Provision for loan losses	86	—
Total loans receivable, net	$54,827	$30,832
As of March 31, 2014, the Company has invested $54.9 million in nine loan investments. For the three months ended March 31, 2014 the Company received scheduled principal repayments of $37,804 on the loans.
The Company recorded a general allowance for loan losses as of March 31, 2014 in the amount of $86,462. For the purpose of this calculation, loans originated or acquired within 45 days of the balance sheet date are excluded as they were recently underwritten. For loans held longer than 45 days, a reserve was derived from estimated principal default probabilities and loss severities applied to groups of loans based upon assigned risk ratings. There are no impaired or specifically reserved loans in the portfolio as of March 31, 2014.
The following table presents the activity in our provision for loan losses (in thousands):

Provision for loan losses at January 1, 2014	$—
Provision for loan losses	86
Charge-offs	—
Recoveries	—
Provision for loan losses at March 31, 2014	$86

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

The Company's loan receivable portfolio was comprised of the following at March 31, 2014 (in thousands):

Description	Location	Date of Investment	Maturity Date	Coupon	Original Face Amount	Face Amount	Premium (Discount)(1)	Carrying Value
W Hotel	Minneapolis, MN	May 2013	May 2023	Fixed	$6,500	$6,431	$(2,395)	$4,036
Regency Park Apartments	Austin, TX	September 2013	September 2018	Fixed	5,000	5,000	50	5,050
121 West Trade Office	Charlotte, NC	September 2013	September 2016	Floating	9,000	9,000	73	9,073
545 Madison Avenue	New York, NY	December 2013	January 2024	Fixed	5,000	5,000	74	5,074
Hampton Inn LaGuardia	East Elmhurst, NY	December 2013	August 2023	Fixed	4,981	4,966	(1,411)	3,555
Southern US Student Housing	Various	December 2013	January 2024	Fixed	4,000	4,000	59	4,059
Burger King Portfolio	Various	March 2014	March 2024	Fixed	10,000	10,000	(5)	9,995
Four Seasons Las Colinas	Irving, TX	March 2014	March 2016	Floating	11,000	11,000	48	11,048
Element Hotel	Irving, TX	March 2014	August 2018	Fixed	3,000	3,000	23	3,023
Total					$58,481	$58,397	$(3,484)	$54,913
__________________________________________________________
(1) Includes acquisition fees and expenses where applicable.
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
All investments are assigned an initial risk rating of 2. As of March 31, 2014, the weighted average risk rating of loans was 2.0. As of March 31, 2014, the Company had no non-performing, non-accrual or impaired loans.
For the three months ended March 31, 2014, the activity in our loan portfolio was as follows (in thousands):

Balance at December 31, 2013	$30,832
Acquisitions/Originations	24,065
Principal Repayments	(38)
Discount Accretion/Premium Amortization	54
Provision for loan losses	(86)
Balance at March 31, 2014	$54,827
During the three months ended March 31, 2014, the Company invested $24,065,495 in three loans including $128,350 of capitalized acquisition expenses.
Note 4 — Investment Securities
The following is a summary of the Company's investment securities by class (in thousands):

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

	March 31, 2014	December 31, 2013
CMBS	$14,505	$5,005
Total fair value of securities	$14,505	$5,005
As of March 31, 2014, the Company had three CMBS investments with a par value of approximately $14.5 million.
The Company classified its CMBS investments as available-for-sale as of March 31, 2014. These investments are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income (loss). The table below represents the fair value adjustment as described above (in thousands):

	As of March 31, 2014
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Fair Value Adjustment	Fair Value
CMBS	$14,510	$—	$(5)	$(5)	$14,505
Total	$14,510	$—	$(5)	$(5)	$14,505
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
As of March 31, 2014, $3.3 million was outstanding under the Revolver, and $6.7 million was available to be borrowed. The Company incurred $9,413 in interest expense on the Revolver for the three months ended March 31, 2014 on a weighted average outstanding balance of $1.2 million.
Note 6 — Repurchase Agreement
On January 2, 2014, the Company entered into the MRA with JPM. The MRA provides the company with the ability to sell securities to JPM for liquidity while providing a fixed repurchase price for the same securities in the future.
As of March 31, 2014, the Company had $4.0 million outstanding under the MRA. The repurchase contracts on each security under the MRA mature each month and terms are adjusted for the following month as necessary. As of March 31, 2014, the repurchase contract outstanding under the MRA was priced at LIBOR + 1.20% (1.356% at March 31, 2014).
Note 7 — Net Income (Loss) Per Share
The following is a summary of the basic and diluted net income (loss) per share computation for the three months ended March 31, 2014:

Three Months Ended March 31, 2014
Basic and diluted net income (loss)	$225,786
Basic weighted average shares outstanding	2,025,934
Diluted weighted average shares outstanding	2,030,023
Basic net income per share	$0.11
Diluted net income per share	$0.11
__________________________________________________________
NM - Not Meaningful
The Company had 4,089 common share equivalents as of March 31, 2014, which were comprised of 3,999 unvested restricted shares and 90 OP units. Diluted net income per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is antidilutive. The common share equivalents were dilutive by $0.000224 per share for the three months ended March 31, 2014. For the three months ended March 31, 2013, the calculation of

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

net income per share is not presented because it is not a meaningful measure of the Company’s performance as the Company had not commenced operations.
Note 8 — Common Stock
As of March 31, 2014, the Company had 2,984,616 shares of common stock outstanding, including shares issued pursuant to the DRIP and unvested restricted shares, and had received total proceeds of $73.2 million excluding shares issued pursuant to the DRIP.
Distributions
In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, without regard to the deduction for dividends paid and excluding net capital gains. The Company must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal income taxes.
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
The below table shows the distributions paid during the three months ended March 31, 2014.

Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2014	1,458,470	$140,164	$73,844
February 3, 2014	1,973,014	170,660	85,496
March 3, 2014	2,693,391	212,011	106,181
Total		$522,835	$265,521
__________________________________________________________________________
(1) This represents the weighted average shares outstanding for the period related to the respective payment date.
For the three months ended March 31, 2014, the Company paid cash dividends of $522,835 and had net income of $225,786. As of March 31, 2014, the Company had a distribution payable of $467,128 for dividends accrued in the month of March 2014 and has a additional distribution payable of $2,032 accrued for the three months ended March 31, 2014 on all unvested restricted shares.
Note 9 — Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.
Note 10 — Related Party Transactions and Arrangements
As of March 31, 2014, an entity wholly owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock.
The Company entered into the Revolver with an affiliate on May 15, 2013 (See Note 5 — Revolving Line of Credit with Affiliate).
Fees Paid in Connection with the Offering
The Dealer Manager receives fees and compensation in connection with the sale of the Company’s common stock in the Offering. The Dealer Manager receives a selling commission of up to 7.0% of the per share purchase price of the Company's offering proceeds before reallowance of commissions earned by participating broker-dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer manager fee. The Dealer Manager may reallow its dealer manager fee to such participating broker-dealers. A

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

participating broker-dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees).
The table below shows the fees incurred from the Dealer Manager associated with the Offering during the three months ended March 31, 2014 and the associated payable as of March 31, 2014 and December 31, 2013. There were no fees incurred from the Dealer Manager associated with the Offering during the three months ended March 31, 2013 (in thousands):

	Three Months Ended March 31, 2014	Payable as of March 31, 2014	Payable as of December 31, 2013
Total commissions and fees incurred from the Dealer Manager	$3,851	$94	$12
The Advisor, its affiliates and entities under common ownership with the Advisor receive compensation and reimbursement for services relating to the Offering, including transfer agency services provided by an affiliate of the Dealer Manager. The table below shows compensation and reimbursement the Advisor and its affiliates incurred for services relating to the Offering during the three months ended March 31, 2014 and the associated payable as of March 31, 2014 and December 31, 2013. There was no compensation or reimbursement to the Advisor and its affiliates for services relating to the Offering incurred during the three months ended March 31, 2013 (in thousands):

	Three Months Ended March 31, 2014	Payable as of March 31, 2014	Payable as of December 31, 2013
Total compensation and reimbursement for services provided by the Advisor and affiliates	$360	$1,333	$1,047
The payables as of March 31, 2014 and December 31, 2013 in the table above are included in accounts payable and accrued expenses on the Company's consolidated balance sheets.
The Company is responsible for organizational and offering costs from the ongoing Offering, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from its ongoing Offering of common stock, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor's responsibility. As of March 31, 2014, organizational and offering costs exceeded 2.0% of gross proceeds received from the Offering by $2.4 million, due to the ongoing nature of the Offering and that many expenses were paid before the Offering commenced.
Fees Paid in Connection with the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the principal amount funded by the Company to acquire or originate commercial real estate debt or the amount invested in the case of other commercial real estate investments. The Advisor may be also be reimbursed for acquisition expenses incurred related to selecting, evaluating, originating and acquiring investments on the Company's behalf and the Company may incur third party acquisition expenses. In no event will the total of all acquisition fees and acquisition expenses payable with respect to a particular investment exceed 4.5% of the principal amount funded by the Company to acquire or originate commercial real estate debt or the amount invested in the case of other commercial real estate investments. Once the proceeds from the Offering have been fully invested, the aggregate amount of acquisition fees shall not exceed 1.5% of the principal amount funded by the Company to acquire or originate commercial real estate debt or the amount invested in the case of other commercial real estate investments, as applicable, for all of the assets acquired. During the three months ended March 31, 2014, the acquisition fee of 1.0% resulted in $259,000 of acquisition fees recognized in the consolidated statement of operations. In addition, the Company incurred $137,850 of acquisition expenses which are capitalized and amortized over the life of each investment using the effective interest method. Both the acquisition fees of $259,000 and expenses of $137,850 described above are paid to the Advisor.
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

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

(ii) non-cash restricted stock grant amortization, if any; and (iii) impairments of real estate related investments, if any (including loans receivable and other debt investments). FFO, as adjusted, is not the same as FFO. During the three months ended March 31, 2014 and March 31, 2013, no asset management fees were incurred or waived.
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
The table below depicts related party fees and reimbursements in connection with the operations of the Company for the three months ended March 31, 2014 and the associated payable as of March 31, 2014 and December 31, 2013. There were no related party fees and reimbursements in connection with the operations of the Company incurred during the three months ended March 31, 2013 (in thousands):

	Three Months Ended March 31, 2014	Payable as of March 31, 2014	Payable as of December 31, 2013
Acquisition fees and expenses	$397	$239	$202
Advisory and investment banking fee	135	—	316
Total related party fees and reimbursements	$532	$239	$518
The payables as of March 31, 2014 and December 31, 2013 in the table above are included in accounts payable and accrued expenses on the Company's consolidated balance sheets.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flow from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s costs. The Advisor did not absorb any expenses during the three months ended March 31, 2014 or March 31, 2013, respectively. The Advisor did not waive any fees during the three months ended March 31, 2014 or 2013, respectively.
The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets or (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or disposition fees. For the three months ended March 31, 2014 and 2013, no administrative costs of the Advisor were reimbursed for any period in connection with the operations of the Company.
The Advisor at its election may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes. Any contributed capital amounts are not reimbursable to the Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares. The Advisor did not contribute capital to enhance the Company's cash position for working capital or distribution purposes during the three months ended March 31, 2014 and 2013.
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

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

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
During the three months ended March 31, 2014 and 2013, no fees were paid for any period in connection with the liquidation of assets, listing of the Company's common stock or termination of the advisory agreement.
The Company cannot assure that it will provide the 6.0% return specified above, but the Advisor will not be entitled to the subordinated performance fee, subordinated participation in net sale proceeds, subordinated incentive listing distribution or subordinated distribution upon termination of the advisory agreement unless investors have received a 6.0% cumulative, pre-tax non-compounded return on their capital contributions.
The Company has also established a restricted share plan for the benefit of employees (if the Company ever has employees), directors, employees of the Advisor and its affiliates (See Note 12 — Share-Based Compensation).
Note 11 — Economic Dependency
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
Note 12 — Share-Based Compensation
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

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

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
As of March 31, 2014, the Company had granted 3,999 restricted shares to its independent directors. None of the 3,999 restricted shares granted had vested as of March 31, 2014. Based on a share price of $22.50, the compensation expense associated with the restricted share grants was $4,437 and $0 for the three months ended March 31, 2014 and 2013.
Note 13 — Fair Value of Financial Instruments
GAAP establishes a hierarchy of valuation techniques based on the observability of inputs utilized in measuring financial instruments at fair values. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are described below:

•	Level I - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

•
Level II - Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

•
Level III - Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

The Company has implemented valuation control processes to validate the fair value of the Company's financial instruments measured at fair value including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and the assumptions are reasonable. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of the Company's valuation control process.
CMBS
CMBS investments are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar securities and the spreads used in the prior valuation. The Company obtains current market spread information where available and use this information in evaluating and validating the market price of all CMBS. Depending upon the significance of the fair value inputs used in determining these fair values, these securities are classified in either Level II or Level III of the fair value hierarchy. As of March 31, 2014, the Company received broker quotes on each CMBS investment used in determining the fair value. As of March 31, 2014, the Company's CMBS investments have been classified as Level II due to the observable nature of many of the market inputs.
The following table presents the Company's financial instrument carried at fair value in the consolidated balance sheet by its level in the fair value hierarchy as of March 31, 2014 (in thousands):

	Total	Level I	Level II	Level III
CMBS	$14,505	$—	$14,505	$—
Total	$14,505	$—	$14,505	$—

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 14 — Offsetting Assets and Liabilities
The table below presents a gross presentation, the effects of offsetting and a net presentation of the Company's repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of March 31, 2014 (in thousands):

					Gross Amounts Not Offset on the Balance Sheet
Repurchase Agreements	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amounts of Assets (Liabilities) presented on the Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
March 31, 2014	$5,010	$(4,000)	$—	$1,010	$—	$—	$1,010
Note 15 — Segment Reporting
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

The following table represents the Company's operations by segment for the three months ended March 31, 2014:

		Real Estate	Real Estate
	Total	Debt	Securities
Interest Income	$925,020	$886,241	$38,779
Discount (Premium) Amortization	51,814	53,743	(1,929)
Interest Expense	21,036	9,412	11,624
Net Income	225,786	348,931	(123,145)
Total Assets	71,431,373	56,913,244	14,518,129
For the purposes of the table above, total expenses have been allocated to the business segments using a percentage derived by using total assets of each business segment as the numerator and total assets of the Company as the denominator.
Note 16 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Common Stock
As of April 30, 2014, the Company had 3,575,407 shares of common stock outstanding, including unvested restricted shares, and had raised total proceeds from the Offering of $89.3 million. As of April 30, 2014, the aggregate value of all share issuances in the Offering was $89.3 million based on a per share value of $25.00 (or $23.75 per share for shares issued under the DRIP).
Total capital raised to date, including shares issued under the DRIP, is as follows (in thousands):

Source of Capital	March 31, 2014	April 1 to April 30, 2014	Total
Common stock	$74,591	$14,661	$89,253
Dividends Paid
On April 1, 2014, the Company paid a distribution of $467,128 to stockholders of record during the month of March 2014. Approximately $304,405 of the distribution was paid in cash, while $162,723 was used to purchase 6,852 shares for those stockholders that chose to reinvest dividends through the DRIP.

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Loans Receivable
On April 10, 2014, the Company funded a $7.0 million mezzanine loan secured by an office building. The loan bears interest at 12.00% and has a five year term.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the accompanying unaudited financial statements of ARC Realty Finance Trust, Inc. and the notes thereto, and other financial information included elsewhere in this Quarterly Report on Form 10-Q. As used herein, the terms “we,” “our” and “us” refer to ARC Realty Finance Trust, Inc., a Maryland corporation, and, as required by context, to ARC Realty Finance Advisors, LLC (the “Advisor”) and its subsidiaries. We are externally managed by the Advisor.
The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

•	our use of the proceeds of the offering;

•	our business and investment strategy;

•	our ability to make investments in a timely manner or on acceptable terms;

•	current credit market conditions and our ability to obtain long-term financing for our investments in a timely manner and on terms that are consistent with what we project when we invest;

•	the effect of general market, real estate market, economic and political conditions, including the recent economic slowdown and dislocation in the global credit markets;

•	our ability to make scheduled payments on our debt obligations;

•	our ability to generate sufficient cash flows to make distributions to our stockholders;

•	the degree and nature of our competition;

•	the availability of qualified personnel;

•	our ability to qualify and maintain our qualification as a REIT; and

•	other factors set forth under the caption ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "Form 10-K").
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

Overview
We were incorporated in Maryland on November 15, 2012 and conduct our operations to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2013. We are offering for sale a maximum of $2.0 billion of common stock, $0.01 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the "Securities Act"). The Offering also covers the offer and sale of up to approximately $400.0 million in shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock. On May 14, 2013, we commenced business operations after raising in excess of $2.0 million of equity, the amount required for us to release equity proceeds from escrow.
    For at least until February 12, 2015, the per share purchase price in the Offering will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued under the DRIP will be based on the greater of $23.75 per share or 95% of the estimated value of a share of common stock. As of March 31, 2014, the aggregate value of all the common stock outstanding was $74.6 million based on a per share value of $25.00 (or $23.75 for shares issued under DRIP). Within six months after February 12, 2015, or the NAV pricing date, we will begin offering shares in the Offering at a per share purchase price that will vary quarterly and will be equal to the net asset value (“NAV”) divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the immediately preceding quarter (“per share NAV”). Applicable selling commissions and dealer manager fees will be added to the per share price for shares in our primary offering but not for the DRIP.
We have sold 8,888 shares of common stock to ARC Realty Finance Special Limited Partnership, LLC (the “Special Limited Partner”), an entity controlled by American Realty Capital VIII, LLC (the “Sponsor”) for $22.50 per share or a total of $0.2 million. Substantially all of our business will be conducted through ARC Realty Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP (“OP units”). Additionally, the Special Limited Partner contributed $2,020 to the OP in exchange for 90 units of limited partner interests in the aggregate OP ownership, which will represent a nominal percentage of the aggregate OP ownership. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
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
Real Estate Debt Investments
Commercial real estate debt investments are intended to be held until maturity and, accordingly, are carried at cost, net of unamortized acquisition expenses, discounts or premiums and unfunded commitments. Real estate debt investments that are deemed to be impaired will be carried at amortized cost less a specific allowance for loan losses. Interest income is recorded on the accrual basis and related discounts, premiums, and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the our consolidated statements of operations.
Allowance for Loan Losses
The allowance for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through the "Loan loss provision" on our consolidated statements of operations and is decreased by charge-offs when losses are confirmed through the receipt of assets such as cash in a pre-foreclosure sale or via ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased. We use a uniform process for determining its allowance for loan losses. The allowance for loan losses includes a general, formula-based component and an asset-specific component.
The general reserve component covers performing loans. General reserves are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. The formula-based general reserve is derived from estimated principal default probabilities and loss severities applied to groups of loans based upon assigned risk ratings for loans with similar risk characteristics during the our quarterly loan portfolio assessment. During this assessment, we perform a comprehensive analysis of its loan portfolio and assign risk ratings to loans that incorporate management's current judgments about their credit quality based on all known and relevant internal and external factors that may affect collectability. We consider, among other things, payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographical location as well as national and regional economic factors. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. Ratings range from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss. We currently estimate loss rates based on historical realized losses experienced in the industry and takes into account current economic conditions affecting the commercial real estate market when establishing appropriate time frames to evaluate loss experience.
The asset-specific reserve component relates to reserves for losses on individual impaired loans. The Advisor considers a loan to be impaired when, based upon current information and events, it believes that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. This assessment is made on a loan-by-loan basis each quarter based on such factors as payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographical location as well as national and regional economic factors. A reserve is established for an impaired loan when the present value of payments expected to be received, observable market prices, or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) is lower than the carrying value of that loan.
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

Real Estate Securities
On the acquisition date, all of our commercial real estate securities will be classified as available for sale, and will be carried at fair value, with any unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. However, we may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains or losses on such securities will be recorded as unrealized gains or losses on investments in our consolidated statement of operations. Premiums or discounts on commercial real estate securities will be recognized using the effective interest method and recorded as an adjustment to interest income.
Impairment Analysis of Securities
Commercial real estate securities for which the fair value option has not been elected will be periodically evaluated for other-than-temporary impairment. If the fair value of a security is less than its amortized cost, the security will be considered impaired. Impairment of a security will be considered to be other-than-temporary when (i) the Advisor has the intent to sell the impaired security; (ii) it is more likely than not we will be required to sell the security; or (iii) the Advisor does not expect to recover the entire amortized cost of the security. If the Advisor determines that an other-than-temporary impairment exists and a sale is likely to occur, the impairment charge will be recognized as an “Impairment of assets” on our consolidated statement of operations. If a sale is not expected to occur, the portion of the impairment charge related to credit factors will be recorded as an “Impairment of assets” on our consolidated statement of operations with the remainder recorded as an unrealized gain or loss on investments reported as a component of accumulated other comprehensive income or loss.
Commercial real estate securities for which the fair value option has been elected will not be evaluated for other-than-temporary impairment as changes in fair value are recorded in our consolidated statement of operations.
Income Taxes
We conduct our operations to qualify as a real estate investment trust for U.S. federal income tax purposes beginning with the taxable year ending December 31, 2013. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax as long as it distributes at least 90% of its REIT taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. However, even if we qualifiy for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Portfolio
As of March 31, 2014, our portfolio consisted of nine loans (the "Loans") and three investments in CMBS. The Loans had a total carrying value of $54.9 million and $30.8 million and our CMBS investments had a fair value of $14.5 million and $5.0 million as of March 31, 2014 and December 31, 2013, respectively. The Company recorded a general allowance for loan losses as of March 31, 2014 in the amount of $86,462. For the purpose of this calculation, loans originated or acquired within 45 days of the balance sheet date are excluded as they were recently underwritten. For loans held longer than 45 days, a reserve was derived from estimated principal default probabilities and loss severities applied to groups of loans based upon assigned risk ratings. There are no impaired or specifically reserved loans in the portfolio as of March 31, 2014.
The Loans bear a weighted average coupon of 9.10% and 9.11%, and have a weighted average life of 6.5 and 7.2 years as of March 31, 2014 and December 31, 2013, respectively. During the three months ended March 31, 2014, we invested $24,065,495 in three loans including $128,350 of capitalized acquisition expenses. To date we have not sold any investments.
We recorded interest income of $884,545 on the Loans for the three months ended March 31, 2014, excluding any amortization of discounts or premiums received. For the three months ended March 31, 2014, we received scheduled principal repayments of $37,804 on the Loans. Our CMBS investments have a weighted average spread of 3.04% (based on one month London Interbank Offered Rate ("LIBOR") of 0.17% at March 31, 2014) and 2.92% (based on one month LIBOR of 0.17% at December 31, 2013) as of March 31, 2014 and December 31, 2013, respectively. Our CMBS investments have a remaining life of 2.1 and 1.9 years as of March 31, 2014 and December 31, 2013, respectively. We recorded interest income of $38,779 on our CMBS investments for the three months ended March 31, 2014, excluding any amortization of discounts or premiums.

The following charts break out our portfolio, including CMBS, by the collateral type, geographical region and coupon rate type as of March 31, 2014 and December 31, 2013. The breakout is based on the par value of the investments as of March 31, 2014 and December 31, 2013.

The following chart shows the par value by maturity year for the investments in our portfolio as of March 31, 2014 and December 31, 2013.
Results of Operations
Net interest income for the three months ended March 31, 2014 and March 31, 2013 were made up of the following:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net Interest Income:
Interest income	$976,834	$1
Interest expenses	21,036	—
Net interest income	$955,798	$1
During the three months ended March 31, 2014, we generated net income of $225,786, or $0.11 per basic and diluted weighted-average share. During the three months ended March 31, 2014, we funded five investments with an average carrying value of $6.7 million. Our portfolio was funded at a net discount to par of $4.1 million. During the three months ended March 31, 2014, the net discount of our portfolio provided $51,814 of accretion which is included in our $976,834 of interest income. The Loans had weighted-average coupon of 9.10% and a weighted-average remaining life of 6.5 years and our CMBS investments had a weighted-average coupon of 3.04% (based on one month LIBOR of 0.17% at March 31, 2014) and a weighted-average remaining life of 2.1 years. During the three months ended March 31, 2014, we incurred interest expense of $21,036. Interest expense incurred is mainly driven by our revolving line of credit with AR Capital, LLC, the parent of the Sponsor (the "Revolver") which has a 3.25% fixed rate and had $3.3 million outstanding as of March 31, 2014. Interest expense incurred was further driven by our Master Repurchase Agreement with JP Morgan Securities LLC (the "JPM MRA") which has a floating interest rate of LIBOR + 1.20% (1.356% at March 31, 2014) and had $4.0 million outstanding as of March 31, 2014.
Operating expenses for the three months ended March 31, 2014 and March 31, 2013 were made up of the following:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Board expenses	$46,687	$—
Insurance expense	55,000	—
Professional fees	113,160	5,020
Acquisition fees	259,000	—
Other expenses	169,703	—
Loan loss provision	86,462	—
Total expenses	$730,012	$5,020
During the three months ended March 31, 2014, we incurred operating expenses of $730,012. Our total operating expenses were 2.30% of our average invested assets for the three months ended March 31, 2014 and 76.38% of our net interest income for the same period. Our operating expenses primarily related to asset acquisition fees, board of directors expenses, ongoing directors and officers insurance expense, accounting and other professional expenses. Professional fees in connection with organizing the Company were the only expenses during the three months ended March 31, 2013.
Liquidity and Capital Resources
Our principal demands for cash will be acquisition costs, including the purchase price of any investments we acquire, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our investments from the net proceeds of the Offering. We can acquire our assets with cash or debt, but we also may acquire assets free and clear of indebtedness by paying the entire purchase price for the asset in cash or in OP units.
On May 15, 2013, we entered into an unsecured $5.0 million Revolver. The Revolver bears interest at a per annum fixed rate of 3.25%. The Revolver matures in one year, subject to two successive extension terms of one year each, and provides for quarterly interest-only payments with all principal and interest outstanding being due on the maturity date. The Revolver may be prepaid from time to time and at any time, in whole or in part, without premium or penalty and there are no unused facility fees. On July 17, 2013, the Company entered into an amendment to the Revolver, which increased the aggregate financing available under the Revolver from $5.0 million to $10.0 million. The amendment did not change any of the other terms of the Revolver. As of March 31, 2014, there was $3.3 million of principal outstanding on the Revolver.
On January 2, 2014 we entered into the JPM MRA. The JPM MRA provides us with the ability to sell securities for liquidity while providing a fixed repurchase price for the same securities in the future. On January 14, 2014, we received $4.0 million of proceeds for CMBS securities sold under the MRA. As of March 31, 2014, there was $4.0 million of principal outstanding on the JPM MRA.
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
Distributions
On May 13, 2013, our board of directors authorized, and we declared, a distribution, which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00565068493 per day based on a price of $25.00 per share of common stock. The distributions began to accrue on May 30, 2013 (15 days after the date of the first asset acquisition) and will be payable by the fifth day following the end of each month to stockholders of record at the close of business each day during the prior month.
The below table shows the distributions paid on shares outstanding during the three months ended March 31, 2014.

Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2014	1,458,470	$140,164	$73,844
February 3, 2014	1,973,014	170,660	85,496
March 3, 2014	2,693,391	212,011	106,181
Total		$522,835	$265,521
______________________________________________________________________________________________

(1) Represents the weighted average shares outstanding for the period related to the respective payment date.

The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three Months Ended March 31, 2014
Distributions:
Cash distributions paid	$522,835
Distributions reinvested	265,521
Total distributions	$788,356
Source of distribution coverage:
Proceeds from issuance of common stock	$522,835	66.3%
Common stock issued under DRIP	265,521	33.7%
Total sources of distributions	$788,356	100.0%
Cash flows used in operations (GAAP)	$(1,037,950)
Net income (GAAP)	$225,786
Cash Flows
Cash Flows for the three months ended March 31, 2014
Net cash used in operating activities for the three months ended March 31, 2014 was $1.0 million. Cash outflows were primarily driven by an increase in prepaid and other assets of $1.2 million, which mainly consisted of common share sales on March 31, 2014 which were receivable at quarter end, an increase in accrued interest receivable of $0.2 million and a decrease in accounts payable and accrued expenses of $0.1 million partially offset by net income of $0.2 million.
Net cash used in investing activities for the three months ended March 31, 2014 was $33.5 million. Cash outflows were primarily driven by originations and acquisitions with $24.1 million and $9.5 million representing our investment in three new loans and two new CMBS positions, respectively. These cash outflows were minimally offset by $37,804 of principal collections on our amortizing investment positions.
Net cash provided by financing activities for the three months ended March 31, 2014 was $34.7 million. Cash inflows for the period of $40.8 million from the issuance of common stock and $4.0 million from net borrowings on the JPM MRA were partially offset by the payment of $4.5 million of offering costs, $4.0 million of net repayments on our Revolver and a repayment of $1.1 million previously advanced from an affiliate.
Cash Flows for the three months ended March 31, 2013
During the three months ended March 31, 2013, we had a net loss of $5,019 offset by an increase in accounts payable and accrued expenses of $5,019.
Net cash provided by financing activities for the three months ended March 31, 2013 was $5,427. Cash inflows for the periods were $0.4 million from an increase in amount due to an affiliate offset by $0.4 million of offering costs.
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
Asset Acquisition Fee
Our Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the principal amount funded by us to acquire or originate commercial real estate debt or the amount invested in the case of other commercial real estate investments. Acquisition fees paid to our Advisor related to the origination or acquisition of commercial real estate debt investments are included in commercial real estate debt investments, net on our consolidated balance sheets and amortized to interest income over the life of the investment using the effective interest method.
Asset Acquisition Expense
From time to time, our Advisor, or its affiliates, may receive reimbursements for acquisition expenses incurred related to selecting, evaluating, originating and acquiring investments on our behalf. Acquisition expenses paid to our Advisor related to the origination or acquisition of commercial real estate debt investments are included in loan receivable, net on our consolidated balance sheets and amortized to interest income over the life of the investment using the effective interest method.
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
Pursuant to a dealer manager agreement, we pay our Dealer Manager selling commissions of up to 7.0% of gross proceeds from our Offering, all of which are reallowed to participating broker-dealers. In addition, we pay our Dealer Manager a dealer manager fee of 3.0% of gross proceeds from our Primary Offering, a portion of which may be reallowed to participating broker-dealers. A participating broker-dealer may elect to receive a selling commission equal to 7.5% of the gross proceeds from the sale of shares, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds. No selling commissions or dealer manager fees are paid for sales under our DRIP.
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

Total Costs Incurred Due to Related Party Arrangements
The table below shows the costs incurred due to related party arrangements during the three months ended March 31, 2014 and the associated payable as of March 31, 2014 and December 31, 2013. See Note 10 — Related Party Transactions and Arrangements for further detail (in thousands):

	Three Months Ended March 31, 2014	Payable as of March 31, 2014	December 31, 2013
Total commissions and fees incurred from the Dealer Manager in connection with the offering	$3,851	$94	$12
Total compensation and reimbursement for services provided by the Advisor and affiliates in connection with the offering	360	1,333	1,047
Acquisition fees and related expense reimbursements in connection with operations	397	239	202
Advisory and investment banking fee	135	—	316
Total	$4,743	$1,666	$1,577
The payables as of March 31, 2014 and December 31, 2013 in the table above are included in accounts payable and accrued expenses on the Company's consolidated balance sheets.
Off Balance Sheet Arrangements
We currently have no off balance sheet arrangements.
Non-GAAP Financial Measures
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT") and the Investment Program Association ("IPA") industry trade groups, have each promulgated measures respectively known as FFO and modified funds from operations ("MFFO") which we believe to be appropriate supplemental measures to reflect the operating performance of a REIT. The use of FFO and MFFO is recommended by the REIT industry as supplemental performance measures. FFO and MFFO are not equivalents to our net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT's policy described above. We believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.
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
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010 - 01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; fair value adjustments on real estate related investments such as commercial real estate securities or derivative investments included in net income; impairments of real estate related investments, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses from fair value adjustments on real estate securities, including commercial mortgage backed securities and other securities, interest rate swaps and other derivatives not deemed to be hedges and foreign exchanges holdings; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we will be responsible for managing interest rate, hedge and foreign exchange risk, we expect to retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of our core operations.
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
MFFO is a metric used by management to evaluate our performance against other non-traded REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter and is not intended to be used as a liquidity measure. Although management uses the MFFO metric to evaluate future operating performance, this metric excludes certain key operating items and other adjustments that may affect our overall operating performance. MFFO is not equivalent to net income (loss) as determined under GAAP. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. For example, acquisition costs are funded from the proceeds of this Offering and other financing sources and not from operations. By excluding impairments for real estate related investment and amortized or expensed acquisition costs, the use of MFFO provides information consistent with management's analysis of the operating performance of our investments. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates for the collateral securing our debt investments, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
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
The table below reflects the items deducted or added to net income (loss) in our calculation of FFO and MFFO for the three months ended March 31, 2014 and March 31, 2013.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Funds From Operations:
Net income (loss)	$225,786	$(5,019)
Funds from operations	$225,786	$(5,019)
Modified Funds From Operations:
Funds from operations	$225,786	$(5,019)
Amortization of premiums, discounts and fees on investments and borrowings, net	(51,814)	—
Acquisition fees and expenses	396,850	—
Loan loss provision	86,462	—
Modified funds from operations	$657,284	$(5,019)

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the periods covered by this report, we did not engage in interest rate hedging activities. We do not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.
As of March 31, 2014, our portfolio included five variable rate investments based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

Change in Interest Rates	Estimated Change in Interest Income Net of Interest Expense	Estimated Percentage Change in Interest Income Net of Interest Expense
(-) 25 Basis Points (1)	$(351)	(0.04)%
Base Interest Rate	$—	—%
(+) 50 Basis Points	$14,364	1.50%
(+) 100 Basis Points	$28,728	3.01%
______________________________________________________
(1) Reduction cannot cause LIBOR rates to fall below zero.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
Item 1. Legal Proceedings.
At the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material, pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors" contained in the Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2014.
On February 12, 2013, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-186111) filed under the Securities Act and we commenced our Offering on a “reasonable best efforts” basis of up to a maximum of $2.0 billion of common stock, consisting of up to 80.0 million shares. The Registration Statement also registers approximately 16.8 million shares of common stock pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of March 31, 2014, we have issued 2,984,616 shares of our common stock, including shares issued pursuant to the DRIP, and have raised $74.1 million of offering proceeds excluding shares pursuant to the DRIP.
The following table reflects the offering costs associated with the issuance of common stock (in thousands):

As of March 31, 2014
Selling commissions and dealer manager fees	$3,888
Other offering expenses	6,556
Total offering expenses	$10,444
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers.
We are responsible for the organizational and offering costs of the Offering, excluding commissions and dealer manager fees, up to a maximum of 2.0% of the gross proceeds received from the Offering, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor's responsibility. As of March 31, 2014, organizational and offering costs exceeded 2.0% of gross proceeds received from the Offering by $2.4 million, due to the ongoing nature of the offering process and because many expenses were paid before the Offering commenced.
As of March 31, 2014, our net offering proceeds, after deducting the total offering expenses outlined above, were approximately $63.6 million. We used the net offering proceeds from the Offering and the Revolver to acquire three loan investments with a carrying amount of $24.1 million as of March 31, 2014.
As of March 31, 2014, no shares were eligible to be redeemed under the SRP.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

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

ARC REALTY FINANCE TRUST, INC.

Dated: May 9, 2014	By: /s/ Nicholas S. Schorsch Name: Nicholas S. Schorsch Title: Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2014	By: /s/ Nicholas Radesca Name: Nicholas Radesca Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)