Form 10-Q
period 2014-06-30
ARC Realty Finance Trust, Inc.
filed 2014-08-08
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55188
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of July 31, 2014 was 7,987,579.

PART I

Item 1. Financial Statements.

ARC REALTY FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash	$59,658	$178,030
Loans receivable, net	141,546,674	30,831,571
Mortgage-backed securities, at fair value	14,517,950	5,005,000
Accrued interest receivable	675,901	126,118
Prepaid expenses and other assets	2,755,707	229,117
Total assets	$159,555,890	$36,369,836
LIABILITIES AND STOCKHOLDERS' EQUITY
Revolving line of credit with affiliate	$—	$7,305,000
Revolving line of credit	17,700,000	—
Repurchase agreement	11,601,000	—
Accounts payable and accrued expenses	2,906,661	1,737,882
Distributions payable	928,596	215,747
Interest payable	44,051	14,633
Due to affiliate	—	1,077,765
Total liabilities	33,180,308	10,351,027
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 5,961,163 and 1,330,669 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	59,533	13,267
Additional paid-in capital	129,364,322	26,620,266
Accumulated other comprehensive income (loss)	10,227	(9,578)
Accumulated deficit	(3,058,500)	(605,146)
Total stockholders' equity	126,375,582	26,018,809
Total liabilities and stockholders' equity	$159,555,890	$36,369,836

The accompanying notes are an integral part of these statements.

ARC REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Interest Income:
Interest income	$1,978,846	$66,076	$2,955,680	$66,077
Interest expense	70,728	8,756	91,764	8,756
Net interest income	1,908,118	57,320	2,863,916	57,321
Expenses:
Acquisition fees	863,452	—	1,122,452	—
Other expenses	199,337	42,934	341,540	47,954
Professional fees	77,684	18,089	190,844	18,089
Board expenses	73,170	81,429	119,857	81,429
Insurance expense	55,000	55,000	110,000	55,000
Loan loss provision	41,138	—	127,600	—
Total expenses	1,309,781	197,452	2,012,293	202,472
Income (loss) before income taxes	598,337	(140,132)	851,623	(145,151)
Income tax provision	13,300	—	40,800	—
Net income (loss)	$585,037	$(140,132)	$810,823	$(145,151)

Basic net income (loss) per share	$0.14	$(1.37)	$0.26	$(1.42)
Diluted net income (loss) per share	$0.14	$(1.37)	$0.26	$(1.42)
Basic weighted average shares outstanding	4,251,401	101,990	3,144,815	101,990
Diluted weighted average shares outstanding	4,256,985	101,990	3,149,657	101,990
__________________________________________________________
N/A - Not Applicable as net loss would result in anti-dilutive presentation

The accompanying notes are an integral part of these statements.

ARC REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2013	1,330,669	$13,267	$26,620,266	$(9,578)	$(605,146)	$26,018,809
Issuance of common stock	4,587,872	45,879	114,020,200	—	—	114,066,079
Net income	—	—	—	—	810,823	810,823
Distributions declared	—	—	—	—	(3,264,177)	(3,264,177)
Common stock issued through distribution reinvestment plan	38,584	387	915,974	—	—	916,361
Share-based compensation	4,038	—	11,427	—	—	11,427
Common stock offering costs, commissions and dealer manager fees	—	—	(12,203,545)	—	—	(12,203,545)
Other comprehensive income	—	—	—	19,805	—	19,805
Balance, June 30, 2014	5,961,163	$59,533	$129,364,322	$10,227	$(3,058,500)	$126,375,582

The accompanying notes are an integral part of this statement.

ARC REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013
Cash flows from operating activities:
Net income (loss)	$810,823	$(145,151)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Discount accretion and premium amortization, net	(101,710)	(19,733)
Share-based compensation	11,427	6,804
Loan loss provision	127,600	—
Changes in assets and liabilities:
Accrued interest receivable	(549,783)	(24,631)
Prepaid expenses and other assets	(1,407,860)	(33,153)
Accounts payable and accrued expenses	1,165,004	7,987
Interest payable	29,418	129,441
Net cash provided by (used in) operating activities:	$84,919	$(78,436)
Cash flows from investing activities:
Loan investments	$(110,809,763)	$(3,965,914)
Mortgage-backed securities investments	(9,496,958)	—
Principal repayments received on loan investments	72,584	6,179
Net cash used in investing activities	$(120,234,137)	$(3,959,735)
Cash flows from financing activities:
Proceeds from issuances of common stock	$114,066,079	$2,301,500
Payments of offering costs and fees related to common stock issuances	(12,203,545)	(1,142,642)
Proceeds receivable from share sales	(1,118,730)	—
Borrowings on revolving line of credit with affiliate	5,550,000	1,950,000
Repayments of revolving line of credit with affiliate	(12,855,000)	—
Borrowings on revolving line of credit	17,700,000	—
Borrowings on repurchase agreement	11,611,000	—
Repayments of repurchase agreement	(10,000)	—
Advances from (repayments to) affiliate	(1,077,765)	1,133,556
Distributions paid	(1,631,193)	(507)
Net cash provided by financing activities:	$120,030,846	$4,241,907

Net change in cash	$(118,372)	$203,736
Cash, beginning of period	178,030	573
Cash, end of period	$59,658	$204,309

Escrow deposits payable related to loan investments	$—	$5,500
Interest paid	$62,346	$—
Distributions payable	$928,596	$17,755
Common stock issued through distribution reinvestment plan	$916,361	$526
Reclassification of deferred offering costs to additional paid-in capital	$—	$940,618

The accompanying notes are an integral part of these statements.

ARC REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net income (loss)	$585,037	$(140,132)	$810,823	$(145,151)
Unrealized gain on available-for-sale securities	—	—	19,805	—
Comprehensive income (loss) attributable to ARC Realty Finance Trust, Inc.	$585,037	$(140,132)	$830,628	$(145,151)

The accompanying notes are an integral part of these statements.

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 1 - Organization and Business Operations
ARC Realty Finance Trust, Inc. (the “Company”) was incorporated in Maryland on November 15, 2012 and conducts its operations to qualify as a real estate investment trust for U.S. federal income tax purposes ("REIT") beginning with the filing of its tax return for the taxable year ended December 31, 2013. The Company is offering for sale a maximum of $2.0 billion of common stock, $0.01 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the "Securities Act"). The Offering also covers the offer and sale of up to approximately $400.0 million in shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock. On May 14, 2013, the Company commenced business operations after raising in excess of $2.0 million of equity, the amount required for the Company to release equity proceeds from escrow.
For at least until February 12, 2015, which is two years from the effective date of the Offering, the per share purchase price in the Offering will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and the per share purchase price for shares issued under the DRIP will be $23.75 per share, which is 95% of the purchase price per share in the Offering. As of June 30, 2014, the aggregate value of all the common stock outstanding was $149.0 million based on a per share value of $25.00 (or $23.75 for shares issued under DRIP). Beginning with the filing of the Company's second Quarterly Report on Form 10-Q following February 12, 2015 ("NAV Pricing Date"), the Company will begin offering shares in the Offering and the DRIP at a per share purchase price that will vary quarterly and will be equal to the net asset value (“NAV”) divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the immediately preceding quarter (“per share NAV”) and applicable selling commissions and dealer manager fees will be added to the per share price for shares in the Company’s primary offering but not for the DRIP.
The Company has sold 8,888 shares of the Company's common stock to ARC Realty Finance Special Limited Partnership, LLC (the “Special Limited Partner”), an entity controlled by American Realty Capital VIII, LLC (the “Sponsor”) for $22.50 per share or a total of $0.2 million. Substantially all of the Company's business is conducted through ARC Realty Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. ARC Realty Finance Advisors, LLC (the “Advisor”), a Delaware limited liability company, is the Company’s advisor. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP (“OP units”). Additionally, the Special Limited Partner contributed $2,020 to the OP in exchange for 90 units of limited partner interests in the aggregate OP ownership, which represents a nominal percentage of the aggregate OP ownership. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
The Company was formed to acquire, originate and manage a diversified portfolio of commercial real estate debt investments secured by properties located both within and outside of the United States. The Company may also invest in commercial real estate securities and commercial real estate properties. Commercial real estate debt investments may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. Commercial real estate securities may include commercial mortgage-backed securities (“CMBS”), senior unsecured debt of publicly traded REITs, debt or equity securities of other publicly traded real estate companies and collateralized debt obligations (“CDOs”).
The Company has no direct employees. The Company has retained the Advisor to manage the Company's affairs on a day-to-day basis. Realty Capital Securities, LLC (the “Dealer Manager”) serves as the dealer manager of the Offering. The Advisor and Dealer Manager are under common control with the parent of the Sponsor, as a result of which they are related parties and each of them have or will receive compensation and fees for services related to the Offering and the investment and management of the Company's assets. The Advisor and Dealer Manager have or will also receive fees during the Offering, acquisition, operational and liquidation stages of the Company.
Note 2 - Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements and related footnotes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘GAAP’’) for interim financial

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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
Loans Receivable
Commercial real estate loans are intended to be held until maturity and, accordingly, are carried at cost, net of unamortized acquisition expenses, discounts or premiums and unfunded commitments. Real estate debt investments that are deemed to be impaired will be carried at amortized cost less a specific allowance for loan losses. Interest income is recorded on the accrual basis and related discounts, premiums, and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the Company’s consolidated statements of operations.
Allowance for Loan Losses
The allowance for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through the "Loan loss provision" on the Company's consolidated statement of operations and is decreased by charge-offs when losses are confirmed through the receipt of assets such as cash in a pre-foreclosure sale or via ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased. The Company uses a uniform process for determining its allowance for loan losses. The allowance for loan losses includes a general, formula-based component and an asset-specific component.
General reserves are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. The Company currently estimates loss rates based on historical realized losses experienced in the industry and takes into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. The Company performs a comprehensive analysis of its loan portfolio and assigns risk ratings to loans that incorporate management's current judgments about their credit quality based on all known and relevant internal and external factors that may affect collectability. The Company considers, among other things, payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographical location as well as national and regional economic factors. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. Ratings range from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss.
As of June 30, 2014, the Company had seventeen loan investments, all of which were performing as of June 30, 2014. The Company has established a $127,600 allowance for loan losses as of June 30, 2014. There are no specifically reserved loans in the portfolio as of June 30, 2014.
The asset-specific reserve component relates to reserves for losses on individual impaired loans. The Advisor considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. This assessment is made on a loan-by-loan

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

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
Income recognition will be suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Advisor, a full recovery of income and principal becomes doubtful. Income recognition will be resumed when the suspended loan becomes contractually current and performance is demonstrated to have resumed. A loan will be written off when it is no longer realizable and legally discharged.
Real Estate Securities
On the acquisition date, all of the Company’s commercial real estate securities will be classified as available for sale, and will be carried at fair value, with any unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. However, the Company may elect the fair value option for certain of its available for sale securities, and as a result, any unrealized gains or losses on such securities will be recorded as unrealized gains or losses on investments in the Company’s consolidated statement of operations, no such election has been made to date. Premiums or discounts on commercial real estate securities will be recognized using the effective interest method and recorded as an adjustment to interest income.
Impairment Analysis of Securities
Commercial real estate securities for which the fair value option has not been elected will be periodically evaluated for other-than-temporary impairment. If the fair value of a security is less than its amortized cost, the security will be considered impaired. Impairment of a security will be considered to be other-than-temporary when (i) the Advisor has the intent to sell the impaired security; (ii) it is more likely than not the Company will be required to sell the security; or (iii) the Advisor does not expect to recover the entire amortized cost of the security. If the Advisor determines that an other-than-temporary impairment exists and a sale is likely to occur, the impairment charge will be recognized as an “Impairment of assets” on the Company's consolidated statement of operations and comprehensive income or loss. If a sale is not expected to occur, the portion of the impairment charge related to credit factors will be recorded as an “Impairment of assets” on the Company's consolidated statement of operations and comprehensive income or loss with the remainder recorded as an unrealized gain or loss on investments reported as a component of accumulated other comprehensive income or loss.
Commercial real estate securities for which the fair value option has been elected will not be evaluated for other-than-temporary impairment as changes in fair value are recorded in the Company’s consolidated statement of operations and comprehensive income or loss, no such election has been made to date.
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
As of June 30, 2014, the Company had three CMBS investments. These investments are available for sale real estate securities which are recorded at fair value at June 30, 2014.
On May 15, 2013, the Company entered into a credit agreement for an unsecured $5.0 million revolving line of credit with AR Capital, LLC, the parent of the Sponsor (the “Revolver”). As of June 30, 2014, the Company had no outstanding principal balance under the Revolver, which bore interest at a fixed rate of 3.25% (See Note 5 - Debt). The Company did not exercise the

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

extension option provided under the terms of the Revolver and allowed it to mature on May 15, 2014. The Company did not have an outstanding balance on the date of maturity.
As of June 30, 2014, the Company had $11.6 million outstanding under its Master Repurchase Agreement (the "MRA") with JP Morgan Securities, LLC ("JPM"), which bears interest at a floating rate of London Interbank Offered Rate ("LIBOR") plus a spread. As of June 30, 2014, the weighted average interest rate was 1.368%, including LIBOR. (See Note 5 - Debt). As of June 30, 2014, the Company believes the carrying value of the JPM MRA approximates fair value due to the month-to-month term of the repurchase agreements.
As of June 30, 2014, the Company had $17.7 million outstanding under the Uncommitted Master Repurchase Agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 2.25% to 4.50%, depending on the attributes of the purchased assets. As of June 30, 2014, the weighted average interest rate on advances was 4.653%. As of June 30, 2014, the Company believes the carrying value of the JPM Repo Facility approximates fair value due to JPM Repo Facility being finalized relatively close to June 30, 2014.
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
Share Repurchase Program
The Company has a Share Repurchase Program (the “SRP”) that enables stockholders to sell their shares to the Company. Under the SRP, stockholders may request that the Company redeem all or any portion of their holdings, subject to certain conditions described below, if such repurchase does not impair the Company's capital or operations.
Prior to the time that the Company’s shares are listed on a national securities exchange and until the NAV Pricing Date, the repurchase price per share will depend on the length of time stockholders have held such shares as follows: after one year from the purchase date — the lower of $23.13 and 92.5% of the amount they actually paid for each share; after two years from the purchase date — the lower of $23.75 and 95.0% of the amount they actually paid for each share; after three years from the purchase date — the lower of $24.38 and 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $25.00 and 100% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations).
Upon reaching the NAV Pricing Date, the price per share that the Company will pay to repurchase shares of the Company’s common stock on any business day will be the Company's per share NAV for the quarter, calculated after the close of business on the first business day of each quarter. Subject to limited exceptions, stockholders who redeem their shares of the Company's common stock within the first four months from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate per share NAV of the shares of common stock received. Because the Company's per share NAV will be calculated quarterly, the redemption price may fluctuate between the redemption request day and the date on which the Company pays redemption proceeds.
Prior to reaching the NAV Pricing Date, the Company is only authorized to repurchase shares pursuant to the SRP using the proceeds received from the DRIP and other operating funds, if any, which may be reserved for this purpose at the board of directors' discretion. In addition, the board of directors' may reject a request for redemption, at any time. Purchases under the SRP by the Company will be limited in any calendar year to 5% of the weighted average number of shares outstanding during the prior year. Due to these limitations, the Company cannot guarantee that it will be able to accommodate all repurchase requests.
As of June 30, 2014, no shares of common stock had been repurchased or requested to be repurchased under the SRP. The Company funds repurchases from proceeds from the sale of common stock.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP.

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the balance sheet in the period distributions are declared. There have been 46,540 shares issued under the DRIP as of June 30, 2014.
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
The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designated and qualifies for hedge accounting treatment. If the Company elects not to apply hedge accounting treatment, any changes in the fair value of these derivative instruments will be recognized immediately in gains or losses on derivative instruments in the Company's consolidated statement of operations and comprehensive income or loss. If the derivative is designated and qualifies for hedge accounting treatment, the change in the estimated fair value of the derivative is recorded in other comprehensive income or loss to the extent that it is effective. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the Company’s Offering. Offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Offering costs were reclassified from deferred costs to stockholders' equity on the day the Company commenced its operations. Offering costs include all expenses incurred by the Company in connection with its Offering as of the balance sheet date presented. These costs include but are not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organizational and offering costs paid by them on behalf of the Company, notwithstanding that the Advisor is obligated to reimburse the Company to the extent organizational and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in the Offering exceed 2% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other offering costs do not exceed 12% of the gross Offering proceeds determined at the end of the Offering (See Note 9 - Related Party Transactions and Arrangements).
Share-Based Compensation
The Company has a share-based incentive award plan which is accounted for under the guidance for share-based payments. The expense for such awards will be included in board expenses and will be recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 11 - Share-Based Compensation).
Income Taxes

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The Company conducts its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its tax return for the taxable year ended December 31, 2013. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax as long as it distributes at least 90% of its REIT taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Per Share Data
The Company calculates basic earnings per share by dividing net income attributable to the Company for the period by the weighted-average number of shares of common stock outstanding for that period. Diluted earnings per share reflects the potential dilution that that could occur from shares issuable in connection with the restricted stock plan and OP units, except when doing so would be anti-dilutive.
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

See Note 14 - Segment Reporting for further information regarding the Company's segments.
Note 3 - Loans Receivable
The following table is a summary of the Company's loans receivable by class (in thousands):

	June 30, 2014	December 31, 2013
Mezzanine loans	$102,631	$30,832
Subordinated loans	15,431	—
Senior loans	23,613	—
Total gross carrying value of loans	141,675	30,832
Provision for loan losses	128	—
Total loans receivable, net	$141,547	$30,832
As of June 30, 2014, the Company has invested approximately $141.7 million in seventeen loan investments. For the six months ended June 30, 2014 the Company received scheduled principal repayments of $72,584 on the loans.
The Company currently estimates loss rates based on historical realized losses experienced in the industry and takes into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. The Company recorded a general allowance for loan losses as of June 30, 2014 in the amount of $127,600. There are no impaired or specifically reserved loans in the portfolio as of June 30, 2014.
The following table presents the activity in the Company's provision for loan losses (in thousands):

Provision for loan losses at January 1, 2014	$—
Provision for loan losses	128
Charge-offs	—
Recoveries	—
Provision for loan losses at June 30, 2014	$128

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The Company's loans receivable portfolio was comprised of the following at June 30, 2014 (in thousands):

Description	Location	Date of Investment	Maturity Date	Coupon	Original Face Amount	Face Amount	Premium (Discount)(1)	Carrying Value
W Hotel	Minneapolis, MN	May 2013	May 2023	Fixed	$6,500	$6,410	$(2,353)	$4,057
Regency Park Apartments	Austin, TX	September 2013	September 2018	Fixed	5,000	5,000	48	5,048
121 West Trade Office	Charlotte, NC	September 2013	September 2016	Floating	9,000	9,000	67	9,067
545 Madison Avenue	New York, NY	December 2013	January 2024	Fixed	5,000	5,000	73	5,073
Hampton Inn LaGuardia	East Elmhurst, NY	December 2013	August 2023	Fixed	4,981	4,951	(1,386)	3,565
Southern US Student Housing	Various	December 2013	January 2024	Fixed	4,000	4,000	58	4,058
Burger King Portfolio	Various	March 2014	March 2024	Fixed	10,000	10,000	(5)	9,995
Four Seasons Las Colinas	Irving, TX	March 2014	March 2016	Floating	11,000	11,000	42	11,042
Element Hotel	Irving, TX	March 2014	August 2018	Fixed	3,000	3,000	22	3,022
Green Hills Corporate Center	Reading, PA	April 2014	May 2019	Fixed	7,000	7,000	34	7,034
Cardinal Portfolio	Various	May 2014	November 2016	Floating	5,410	5,410	26	5,436
4550 Van Nuys Boulevard	Sherman Oaks, CA	May 2014	June 2017	Floating	11,450	11,450	(75)	11,375
Pinnacle at Encino Commons	San Antonio, TX	June 2014	June 2024	Fixed	1,963	1,964	10	1,974
Riverwalk II	Buffalo Grove, IL	June 2014	May 2016	Floating	10,000	10,000	24	10,024
Remington Apartments	Victoria, TX	June 2014	July 2024	Fixed	3,480	3,480	17	3,497
KinderCare Portfolio	Various	June 2014	July 2016	Floating	12,300	12,300	(62)	12,238
Fairmont Hotel	San Francisco, CA	June 2014	June 2016	Floating	35,000	35,000	170	35,170
Total					$145,084	$144,965	$(3,290)	$141,675
__________________________________________________________
(1) Includes acquisition fees and expenses where applicable.
Credit Characteristics
As part of the Company's process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. The loans are scored on a scale of 1 to 5 as follows:
Investment Rating                Summary Description

1	Investment exceeding fundamental performance expectations and/or capital gain expected. Trends and risk factors since time of investment are favorable.

2	Performing consistent with expectations and a full return of principal and interest expected. Trends and risk factors are neutral to favorable.

3	Performing investments requiring closer monitoring. Trends and risk factors show some deterioration.

4	Underperforming investment with some loss of interest or dividend expected, but still expecting a positive return on investment. Trends and risk factors are negative.

5	Underperforming investment with expected loss of interest and some principal.

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

All investments are assigned an initial risk rating of 2. As of June 30, 2014, the weighted average risk rating of loans was 2.0. As of June 30, 2014, the Company had no non-performing, non-accrual or impaired loans.
For the six months ended June 30, 2014, the activity in the Company's loan portfolio was as follows (in thousands):

Balance at December 31, 2013	$30,832
Acquisitions and originations	110,810
Principal repayments	(73)
Discount accretion and premium amortization	106
Provision for loan losses	(128)
Balance at June 30, 2014	$141,547
During the six months ended June 30, 2014, the Company invested approximately $110.8 million in eleven loans including $0.6 million of capitalized acquisition expenses.
Note 4 - Investment Securities
The following is a summary of the Company's investment securities by class (in thousands):

	June 30, 2014	December 31, 2013
CMBS	$14,518	$5,005
Total fair value of investment securities	$14,518	$5,005
As of June 30, 2014, the Company had three CMBS investments with a par value of approximately $14.5 million.
The Company classified its CMBS investments as available-for-sale as of June 30, 2014. These investments are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income or loss. The table below represents the fair value adjustment as described above (in thousands):

	As of June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Fair Value Adjustment	Fair Value
CMBS	$14,508	$17	$(7)	$10	$14,518
Total	$14,508	$17	$(7)	$10	$14,518
Note 5 - Debt
Revolving Line of Credit with Affiliate
On May 15, 2013, the Company entered into the Revolver which provides an unsecured $5.0 million line of credit. The Revolver bears interest at a per annum fixed rate of 3.25% and provides for quarterly interest payments. The Revolver matures in 1 year, subject to two successive extension terms by the Company of one year each. Principal may be drawn or repaid from time-to-time, in whole or in part, without premium or penalty and there are no unused facility fees. On July 17, 2013, the Company entered into an amendment to its Revolver. The amendment increased the aggregate financing available under the Revolver from $5.0 million to $10.0 million. The amendment did not change any of the other terms of the Revolver.
The Company did not exercise the extension options provided under the terms of the Revolver and allowed it to mature on May 15, 2014. The Company did not have an outstanding balance on the date of maturity. The Company incurred $7,468 and $16,881 in interest expense on the Revolver for the three and six months ended June 30, 2014, respectively. The Company incurred $7,987 of interest expense on the Revolver for the three and six months ended June 30, 2013, respectively.
Revolving Line of Credit
On June 18, 2014, the Company entered into the JPM Repo Facility. The JPM Repo Facility provides up to $150.0 million in advances, subject to adjustment, which the Company expects to use to finance the acquisition or origination of eligible loans, including first mortgage loans, junior mortgage loans, mezzanine loans, and participation interests therein. The initial maturity date of the JPM Repo Facility is June 18, 2016, with a one-year extension at the Company’s option, which may be exercised upon the satisfaction of certain conditions. The JPM Repo Facility acts in the manner of a revolving credit facility that can be

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

repaid as the Company’s assets are paid off and re-drawn with advances against new assets. The Company incurred no interest expense on the JPM Repo Facility for the three and six months ended June 30, 2013, respectively.
As of June 30, 2014, the Company had $17.7 million outstanding under the JPM Repo Facility. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 2.25% to 4.50%, depending on the attributes of the purchased assets. As of June 30, 2014, the weighted average interest rate on advances was 4.653%. The Company incurred $24,693 in interest expense on the JPM Repo Facility for the three and six months ended June 30, 2014, respectively.
Repurchase Agreement
On January 2, 2014, the Company entered into the MRA with JPM. The MRA provides the Company with the ability to sell securities to JPM for liquidity while providing a fixed repurchase price for the same securities in the future.
As of June 30, 2014, the Company had $11.6 million outstanding under the MRA. The repurchase contracts on each security under the MRA mature monthly and terms are adjusted for current market rates as necessary. As of June 30, 2014, the weighted average interest rate on repurchase agreements in place was 1.368%. The Company incurred $31,482 and $43,106 in interest expense on the MRA for the three and six months ended June 30, 2014, respectively. The Company incurred no interest expense on the MRA for the three and six months ended June 30, 2013, respectively.
Note 6 - Net Income or Loss Per Share
The following table is a summary of the basic and diluted net income or loss per share computation for the three and six months ended June 30, 2014 and June 30, 2013, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic and diluted net income (loss)	$585,037	$(140,132)	$810,823	$(145,151)
Basic weighted average shares outstanding	4,251,401	101,990	3,144,815	101,990
Diluted weighted average shares outstanding	4,256,985	101,990	3,149,657	101,990
Basic net income (loss) per share	$0.14	$(1.37)	$0.26	$(1.42)
Diluted net income per share	$0.14	$(1.37)	$0.26	$(1.42)
The Company had 8,088 common share equivalents as of June 30, 2014, which was comprised of 7,198 unvested restricted shares, 800 vested restricted shares and 90 OP units. Diluted net income per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is antidilutive. The common share equivalents were dilutive by $0.000396 per share for the six months ended June 30, 2014. The common share equivalents were antidilutive for the six months ended June 30, 2013.
Note 7 - Common Stock
As of June 30, 2014, the Company had approximately 6.0 million shares of common stock outstanding, including shares issued pursuant to the DRIP and unvested restricted shares, and had received total proceeds of approximately $146.4 million excluding shares issued pursuant to the DRIP and share-based compensation.
Distributions
In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, without regard to the deduction for distributions paid and excluding net capital gains. The Company must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal income taxes.
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

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The below table shows the distributions paid during the six months ended June 30, 2014.

Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2014	1,458,470	$140,164	$73,844
February 3, 2014	1,973,014	170,660	85,496
March 3, 2014	2,693,391	212,011	106,181
April 1, 2014	3,273,194	304,405	162,723
May 1, 2014	4,121,621	352,798	206,061
June 2, 2014	5,363,713	451,155	282,056
Total		$1,631,193	$916,361
__________________________________________________________________________
(1) This represents the weighted average shares outstanding for the period related to the respective payment date.
For the six months ended June 30, 2014, the Company paid cash distributions of $1,631,193 and had net income of $810,823. As of June 30, 2014, the Company had a distribution payable of $925,863 for distributions accrued in the month of June 2014 and an additional distribution payable of $2,733 accrued for the six months ended June 30, 2014 on all unvested restricted shares.
Note 8 - Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.
Note 9 - Related Party Transactions and Arrangements
As of June 30, 2014, an entity wholly owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock.
The Company entered into the Revolver with an affiliate on May 15, 2013 (See Note 5 - Debt). The Company did not exercise the extension option provided under the terms of the Revolver and allowed it to mature on May 15, 2014. The Company did not have an outstanding balance on the date of maturity.
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
The table below shows the fees incurred from the Dealer Manager associated with the Offering during the three and six months ended June 30, 2014 and 2013, respectively, and the associated payable as of June 30, 2014 and December 31, 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2014	2013	2014	2013	June 30, 2014	December 31, 2013
Total commissions and fees incurred from the Dealer Manager	$6,976	$20	$10,827	$20	$119	$12

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The Advisor, its affiliates and entities under common control with the Advisor receive compensation and reimbursement for services relating to the Offering, including transfer agency services provided by an affiliate of the Dealer Manager. The table below shows compensation and reimbursement the Advisor and its affiliates incurred for services relating to the Offering during the three and six months ended June 30, 2014 and 2013, respectively, and the associated payable as of June 30, 2014 and December 31, 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2014	2013	2014	2013	June 30, 2014	December 31, 2013
Total compensation and reimbursement for services provided by the Advisor and affiliates	$450	$191	$811	$635	$1,338	$1,047
The payables as of June 30, 2014 and December 31, 2013 in the table above are included in accounts payable and accrued expenses on the Company's consolidated balance sheets.
The Company is responsible for organizational and offering costs from the ongoing Offering, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from its ongoing Offering of common stock, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor's responsibility. As of June 30, 2014, organizational and offering costs exceeded 2.0% of gross proceeds received from the Offering by $1.7 million, due to the ongoing nature of the Offering and that many expenses were paid before the Offering commenced.
Fees Paid in Connection with the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the principal amount funded by the Company to acquire or originate commercial real estate debt or the amount invested in the case of other commercial real estate investments. The Advisor may be also be reimbursed for acquisition expenses incurred related to selecting, evaluating, originating and acquiring investments on the Company's behalf and the Company may incur third party acquisition expenses. In no event will the total of all acquisition fees and expenses payable exceed 4.5% of the principal amount funded with respect to a particular investment or exceed 1.5% of the total principal amount funded, cumulatively on all investments, after the Company has completed the Offering. During the three and six months ended June 30, 2014, the acquisition fees of $0.9 million and $1.1 million have been recognized in the consolidated statement of operations. In addition, over the same periods, the Company capitalized $0.4 million and $0.6 million of acquisition expenses, which will be amortized over the life of each investment using the effective interest method. During the three and six months ended June 30, 2013, the acquisition fees and expenses of $58,743 were capitalized and are being amortized over the life of each investment using the effective interest method.
The Company will pay the Advisor an annual asset management fee equal to 0.75% of the cost of the Company's assets. Upon reaching the NAV Pricing Date, the asset management fee will be based on the lower of 0.75% of the costs of the Company's assets and 0.75% of the quarterly NAV. The amount of the asset management fee will be reduced to the extent that the amount of distributions declared during the six month period ending on the last day of the calendar quarter immediately preceding the date such asset management fee is payable, exceeds the funds from operations (“FFO”), as adjusted, for the same period. For purposes of this determination, FFO, as adjusted, is FFO before deducting (i) acquisition fees and related expenses; (ii) non-cash restricted stock grant amortization, if any; and (iii) impairments of real estate related investments, if any (including loans receivable and other debt investments). FFO, as adjusted, is not the same as FFO. During the three and six months ended June 30, 2014 and June 30, 2013, no asset management fees were incurred or waived.
Effective June 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. The Company amortizes the cost of $0.9 million associated with this agreement into "Other expense" on the consolidated statements of operations over the estimated remaining life of the Offering.
The table below depicts related party fees and reimbursements in connection with the operations of the Company for the three and six months ended June 30, 2014 and 2013, respectively, and the associated payable as of June 30, 2014 and

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

December 31, 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2014	2013	2014	2013	June 30, 2014	December 31, 2013
Acquisition fees and expenses	$1,295	$59	$1,692	$59	$708	$202
Advisory and investment banking fee	135	38	271	38	—	316
Total related party fees and reimbursements	$1,430	$97	$1,963	$97	$708	$518
The payables as of June 30, 2014 and December 31, 2013 in the table above are included in accounts payable and accrued expenses on the Company's consolidated balance sheets.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. The Advisor did not waive any fees during the three and six months ended June 30, 2014 or 2013, respectively. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s costs. The Advisor did not absorb any expenses during the three and six months ended June 30, 2014 or 2013, respectively.
The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets or (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or disposition fees. For the three and six months ended June 30, 2014 and 2013, no administrative costs of the Advisor were reimbursed for any period in connection with the operations of the Company.
The Advisor at its election may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes. Any contributed capital amounts are not reimbursable to the Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares. The Advisor did not contribute capital to enhance the Company's cash position for working capital or distribution purposes during the six months ended June 30, 2014 and 2013.
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
If the Company is listed on an exchange, the Company will pay a subordinated incentive listing distribution of 15.0% of the amount by which the adjusted market value of real estate assets plus distributions exceeding the aggregate capital

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors. Neither the Advisor nor any of its affiliates can earn both the subordinated participation in the net sale proceeds and the subordinated listing distribution.
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
During the three and six months ended June 30, 2014 and 2013, no fees were paid for any period in connection with the liquidation of assets, listing of the Company's common stock or termination of the advisory agreement.
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
The Company has also established a restricted share plan for the benefit of employees (if the Company ever has employees), directors, employees of the Advisor and its affiliates (See Note 11 - Share-Based Compensation).
Note 10 - Economic Dependency
Under various agreements, the Company has engaged the Advisor, its affiliates and entities under common control with the Advisor to provide certain services that are essential to the Company, including asset management services, asset acquisition and disposition decisions, transfer agency services, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services, transaction management and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these entities are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 11 - Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the “RSP”), which provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company or certain consultants to the Company and the Advisor and its affiliates. The total number of common shares granted under the RSP shall not exceed 5.0% of the Company’s authorized common shares pursuant to the Offering and in any event will not exceed 4.0 million shares (as such number may be adjusted for stock splits, stock distributions, combinations and similar events).
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
The RSP also provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five-year period with 20.0% of the granted shares vesting upon each of the first, second, third, fourth and fifth anniversaries of the applicable grant date.

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

As of June 30, 2014, the Company had granted 7,998 restricted shares to its independent directors. Which were comprised of 7,198 unvested restricted shares and 800 vested restricted shares as of June 30, 2014. Based on a share price of $22.50, the compensation expense associated with the restricted share grants was $6,114 and $10,551, for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2013, the compensation expense associated with the restricted share grants was $6,804.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. During the three and six months ended June 30, 2014, 39 shares were issued to one of the Company's independent directors for services performed and compensation expense of $876 was incurred.
Note 12 - Fair Value of Financial Instruments
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

The determination of where an asset or liability falls in the above hierarchy requires significant judgment and factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter.
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
CMBS
CMBS investments are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar securities and the spreads used in the prior valuation. The Company obtains current market spread information where available and uses this information in evaluating and validating the market price of all CMBS. Depending upon the significance of the fair value inputs used in determining these fair values, these securities are classified in either Level II or Level III of the fair value hierarchy. As of June 30, 2014, the Company received broker quotes on each CMBS investment used in determining the fair value. As of June 30, 2014, the Company's CMBS investments have been classified as Level II due to the observable nature of many of the market inputs.

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

The following table presents the Company's financial instrument carried at fair value in the consolidated balance sheet by its level in the fair value hierarchy as of June 30, 2014 (in thousands):

	Total	Level I	Level II	Level III
CMBS	$14,518	$—	$14,518	$—
Total	$14,518	$—	$14,518	$—
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between levels within fair value hierarchy during the six months ended June 30, 2014.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate the value. The fair value of short-term financial instruments such as cash and cash equivalents, due from affiliates, accounts payable and distributions payable are approximated by their carrying value on the consolidated balance sheets due to their short-term nature.
As of June 30, 2014, the Company had $11.6 million outstanding under its MRA with JPM, which bears interest at LIBOR plus a spread. As of June 30, 2014, the weighted average interest rate was 1.368%, including LIBOR. (See Note 5 - Debt). As of June 30, 2014, the Company believes the carrying value of the JPM MRA approximates fair value due to the month-to-month term of the repurchase agreements.
As of June 30, 2014, the Company had $17.7 million outstanding under the JPM Repo Facility. As of June 30, 2014, the weighted average interest rate on advances was 4.653%. As of June 30, 2014, the Company believes the carrying value of the JPM Repo Facility approximates fair value due to JPM Repo Facility being finalized in close proximity to the balance sheet date.
The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below (in thousands):

	Level	Carrying Amount June 30, 2014	Fair Value June 30, 2014
Loans receivable, net	III	$141,547	$144,810
Total		$141,547	$144,810
___________________________________________________________________
* Prior to June 30, 2014, the Company determined cost estimated fair value due the instruments proximity to the date of origination.
The fair value of the loans receivable is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments.
Note 13 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets utilize a gross presentation of repurchase agreements. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of June 30, 2014 (in thousands):

					Gross Amounts Not Offset on the Balance Sheet
Repurchase Agreements	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amount of Gross Assets (Liabilities) Recognized	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
June 30, 2014	$14,518	$(11,601)	$—	$2,917	$—	$—	$2,917
Note 14 - Segment Reporting
The Company conducts its business through the following segments:

•
The real estate debt business focuses on originating, acquiring and asset managing commercial real estate debt investments, including first mortgage loans, subordinate mortgages, mezzanine loans and participations in such loans.

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

•
The real estate securities business focuses on investing in and asset managing commercial real estate securities primarily consisting of CMBS and may include unsecured REIT debt, CDO notes and other securities.

The following table represents the Company's operations by segment for the six months ended June 30, 2014:

	Total	Real Estate Debt	Real Estate Securities
Interest income	$2,853,970	$2,704,477	$149,493
Discount accretion and (premium) amortization	101,710	105,523	(3,813)
Interest expense	91,764	48,658	43,106
Net income	810,823	891,347	(80,524)
Total assets	159,555,890	145,037,940	14,517,950
For the purposes of the table above, total expenses have been allocated to the business segments using a percentage derived by using total assets of each business segment as the numerator and total assets of the Company as the denominator.
Note 15 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Common Stock
As of July 31, 2014, the Company had 7,987,579 shares of common stock outstanding, including unvested restricted shares, and has raised total proceeds from the Offering of $199.4 million. As of July 31, 2014, the aggregate value of all share issuances in the Offering was $199.4 million based on a per share value of $25.00 (or $23.75 per share for shares issued under the DRIP).
Total capital raised to date, including shares issued under the DRIP, is as follows (in thousands):

Source of Capital	Inception to June 30, 2014	July 1 to July 31, 2014	Total
Common stock	$148,971	$50,442	$199,413
Distributions Paid
On July 2, 2014, the Company paid a distribution of $925,863 to stockholders of record during the month of June 2014. Approximately $569,843 of the distribution was paid in cash, while $356,020 was used to purchase 14,990 shares for those stockholders that chose to reinvest distributions through the DRIP.
Loans Receivable
On July 2, 2014, the Company originated a $14.0 million first mortgage secured by a mixed use building. The loan bears interest at 8.0% plus 1 Month LIBOR and has a one year term with the option to extend one additional year. On the same property, the Company originated a $7.0 million mezzanine loan. The loan bears interest at 10.5% plus 1 Month LIBOR and has a three year term with the option to extend for two additional one year terms.
Repurchase Agreements
On July 23, 2014, the Company entered into Master Repurchase Agreements with each of Wells Fargo Bank, N.A. and Wells Fargo Securities, LLC. respectively. The terms of repurchase will be determined on an asset by asset basis determined by the characteristics of the asset being sold.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the accompanying unaudited financial statements of ARC Realty Finance Trust, Inc. and the notes thereto, and other financial information included elsewhere in this Quarterly Report on Form 10-Q. As used herein, the terms “we,” “our” and “us” refer to ARC Realty Finance Trust, Inc., a Maryland corporation, and, as required by context, to ARC Realty Finance Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP", and to its subsidiaries. We are externally managed by ARC Realty Finance Advisors, LLC (our "Advisor") a Delaware limited liability company.
The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

•	our use of the proceeds of the offering;

•	our business and investment strategy;

•	our ability to make investments in a timely manner or on acceptable terms;

•	current credit market conditions and our ability to obtain long-term financing for our investments in a timely manner and on terms that are consistent with what we project when we invest;

•	the effect of general market, real estate market, economic and political conditions, including the recent economic slowdown and dislocation in the global credit markets;

•	our ability to make scheduled payments on our debt obligations;

•	our ability to generate sufficient cash flows to make distributions to our stockholders;

•	the degree and nature of our competition;

•	the availability of qualified personnel;

•	our ability to qualify and maintain our qualification as a real estate investment trust ("REIT"); and

•	other factors set forth under the caption ‘‘Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "Form 10-K").
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

Overview
We were incorporated in Maryland on November 15, 2012 and conduct our operations to qualify as a real estate investment trust for U.S. federal income tax ("REIT") purposes beginning with the taxable year ended December 31, 2013. We are offering for sale a maximum of $2.0 billion of common stock, $0.01 par value per share, on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-11 (the “Offering”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the "Securities Act"). The Offering also covers the offer and sale of up to approximately $400.0 million in shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. On May 14, 2013, we commenced business operations after raising in excess of $2.0 million of equity, the amount required for us to release equity proceeds from escrow.
For at least until February 12, 2015, which is two years from the effective date of the Offering, the per share purchase price in the Offering will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and the per share purchase price for shares issued under the DRIP will be $23.75, which is 95% of the purchase price per share in the Offering. As of June 30, 2014, the aggregate value of all the common stock outstanding was $148.9 million based on a per share value of $25.00 (or $23.75 for shares issued under DRIP). Beginning with the filing of our second Quarterly Report on Form 10-Q following February 12, 2015 ("NAV Pricing Date"), we will begin offering shares in the Offering and the DRIP at a per share purchase price that will vary quarterly and will be equal to the net asset value (“NAV”) divided by the number of shares outstanding as of the end of business on the first day of each fiscal quarter after giving effect to any share purchases or repurchases effected in the immediately preceding quarter (“per share NAV”). Applicable selling commissions and dealer manager fees will be added to the per share price for shares in our primary offering but not for the DRIP.
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
We have no direct employees. We have retained the Advisor to manage our affairs on a day-to-day basis. Realty Capital Securities, LLC (the “Dealer Manager”) serves as the dealer manager of the Offering. The Advisor and Dealer Manager are under common control with the parent of the Sponsor, as a result of which they are related parties and each of them have or will receive compensation and fees for services related to the Offering and the investment and management of our assets. The Advisor and Dealer Manager have or will also receive fees during the offering, acquisition, operational and liquidation stages.
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
Real Estate Debt Investments
Commercial real estate debt investments are intended to be held until maturity and, accordingly, are carried at cost, net of unamortized acquisition expenses, discounts or premiums and unfunded commitments. Real estate debt investments that are deemed to be impaired will be carried at amortized cost less a specific allowance for loan losses. Interest income is recorded on the accrual basis and related discounts, premiums, and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in our consolidated statements of operations.
Allowance for Loan Losses
The allowance for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through the "Loan loss provision" on our consolidated statement of operations and is decreased by charge-offs when losses are confirmed through the receipt of assets such as cash in a pre-foreclosure sale or via ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased. We utilize a uniform process for determining the allowance for loan losses. The allowance for loan losses includes a general, formula-based component and an asset-specific component.
General reserves are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. We currently estimate loss rates based on historical realized losses experienced in the industry and takes into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. We perform a comprehensive analysis of its loan portfolio and assigns risk ratings to loans that incorporate management's current judgments about their credit quality based on all known and relevant internal and external factors that may affect collectability. We consider, among other things, payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographical location as well as national and regional economic factors. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. Ratings range from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss.
As of June 30, 2014, we had seventeen loan investments, all of which were performing as of June 30, 2014. We have established a $127,600 allowance for loan losses as of June 30, 2014. There are no specifically reserved loans in the portfolio as of June 30, 2014.
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
Income recognition will be suspended for loans at the earlier of the date at which payments become 90-days past due or when, in the opinion of the Advisor, a full recovery of income and principal becomes doubtful. Income recognition will be resumed when the suspended loan becomes contractually current and performance is demonstrated to have resumed. A loan will be written off when it is no longer realizable and legally discharged.

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
Income Taxes
We conduct our operations to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax as long as we distribute at least 90% of our REIT taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. However, even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
Portfolio
As of June 30, 2014, our portfolio consisted of seventeen loans (the "Loans") and three investments in CMBS. The Loans had a total carrying value of $141.7 million and $30.8 million and our CMBS investments had a fair value of $14.5 million and $5.0 million as of June 30, 2014 and December 31, 2013, respectively. We currently estimate loss rates based on historical realized losses experienced in the industry and takes into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. We recorded a general allowance for loan losses as of June 30, 2014 in the amount of $127,600. There are no impaired or specifically reserved loans in the portfolio as of June 30, 2014.
The Loans bear a weighted average coupon of 8.50% and 9.11%, and have a weighted average life of 4.2 and 7.2 years as of June 30, 2014 and December 31, 2013, respectively. During the six months ended June 30, 2014, we invested $110.8 million in eleven loans including $0.6 million of capitalized acquisition expenses. To date, we have not sold any investments.
We recorded interest income of $1.8 million and $2.7 million on the Loans for the three and six months ended June 30, 2014, excluding any amortization of discounts or premiums received. For the six months ended June 30, 2014, we received scheduled principal repayments of $72,584 on the Loans. Our CMBS investments have a weighted average spread of 3.02% (based on one month London Interbank Offered Rate ("LIBOR") of 0.15%) at June 30, 2014 and 2.92% (based on one month LIBOR of 0.17% at December 31, 2013) as of December 31, 2013. Our CMBS investments have a remaining life of 1.9 years as of June 30, 2014 and December 31, 2013, respectively. We recorded interest income of $110,714 and $149,493 on our CMBS investments for the three and six months ended June 30, 2014, excluding any amortization of discounts or premiums.

The following charts break out our portfolio, including CMBS, by the collateral type, geographical region and coupon rate type as of June 30, 2014 and December 31, 2013. The breakout is based on the par value of the investments as of June 30, 2014 and December 31, 2013.

The following charts show the par value by maturity year for the investments in our portfolio as of June 30, 2014 and December 31, 2013.
Results of Operations
Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013
Net interest income for the three months ended June 30, 2014 and 2013 were made up of the following:

	Three Months Ended June 30,
	2014	2013
Net Interest Income:
Interest income	$1,978,846	$66,076
Interest expense	70,728	8,756
Net interest income	$1,908,118	$57,320
Interest income
Interest income for the three months ended June 30, 2014 and 2013 totaled $2.0 million and $0.1 million, respectively. As of June 30, 2014, our portfolio consisted of seventeen loans and three investments in CMBS. The Loans had a total carrying value of $141.7 million and our CMBS investments had a fair value of $14.5 million, while during the three months ended June 30, 2013 we had only made our initial loan investment. The growth in the overall size of the portfolio is the main driver in the increase in interest income and we anticipate this will continue to be the main driver while we continue to receive invested capital through the Offering.
Interest expense
Interest expense for the three months ended June 30, 2014 and 2013 totaled $70,728 and $8,756, respectively. As of June 30, 2014 and December 31, 2013, we had total leverage outstanding of $29.3 million and $7.3 million, respectively. Interest expense directly correlates with sources of financing available as well as utilization of those sources. We anticipate continued utilization of leverage as we grow the portfolio during the Offering and as additional sources of leverage become available.
Expenses from operations for the three months ended June 30, 2014 and 2013 were made up of the following:

	Three Months Ended June 30,
	2014	2013
Acquisition fees	$863,452	$—
Other expenses	199,337	42,934
Professional fees	77,684	18,089
Board expenses	73,170	81,429
Insurance expense	55,000	55,000
Loan loss provision	41,138	—
Total expenses from operations	$1,309,781	$197,452

Expenses from operations
Our expenses from operations were primarily related to asset acquisition fees which will continue to trend parallel with the rate of our originations and acquisitions. During the three months ended June 30, 2014, we originated and acquired loans with a par value of $86.6 million and in conjunction with these transactions we expensed $0.9 million of acquisition fees due to our Advisor. During the three months ended June 30, 2013 we had only made our initial loan investment with a par value of $6.5 million.
Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013
Net interest income for the six months ended June 30, 2014 and 2013 were made up of the following:

	Six Months Ended June 30,
	2014	2013
Net Interest Income:
Interest income	$2,955,680	$66,077
Interest expense	91,764	8,756
Net interest income	$2,863,916	$57,321
Interest income
Interest income for the six months ended June 30, 2014 and 2013 totaled $3.0 million and $0.1 million, respectively. As of June 30, 2014, our portfolio consisted of seventeen loans and three investments in CMBS. The Loans had a total carrying value of $141.7 million and our CMBS investments had a fair value of $14.5 million, while during the six months ended June 30, 2013, we had only made our initial loan investment. The growth in the overall size of the portfolio is the main driver in the increase in interest income and we anticipate this will continue to be the main driver while we continue to receive invested capital through the Offering.
Interest expense
Interest expense for the six months ended June 30, 2014 and 2013 totaled $91,764 and $8,756, respectively. As of June 30, 2014 and December 31, 2013, we had total leverage outstanding of $29.3 million and $7.3 million, respectively. Interest expense directly correlates with sources of financing available as well as utilization of those sources. We anticipate continued utilization of leverage as we grow the portfolio during the Offering.
Expenses from operations for the six months ended June 30, 2014 and 2013 were made up of the following:

	Six Months Ended June 30,
	2014	2013
Acquisition fees	$1,122,452	$—
Other expenses	341,540	47,954
Professional fees	190,844	18,089
Board expenses	119,857	81,429
Insurance expense	110,000	55,000
Loan loss provision	127,600	—
Total expenses from operations	$2,012,293	$202,472
Expenses from operations
Our expenses from operations primarily related to asset acquisition fees which will continue to trend parallel with the rate of our originations and acquisitions. During the six months ended June 30, 2014, we originated and acquired loans and CMBS with a par value of $120.1 million and in conjunction with these transactions we expensed $1.1 million of acquisition fees due to our Advisor. During the six months ended June 30, 2013 we had only made our initial loan investment with a par value of $6.5 million.
Cash Flows
Cash Flows for the six months ended June 30, 2014
Net cash provided by operating activities for the six months ended June 30, 2014 was $0.1 million. Cash inflows were primarily driven by an increase in prepaid and other assets of $1.4 million, an increase in accrued interest receivable of $0.5 million partially offset by an increase in accounts payable and accrued expenses of $1.2 million and net income of $0.8 million.

Net cash used in investing activities for the six months ended June 30, 2014 was $120.2 million. Cash outflows were primarily driven by originations and acquisitions with $110.8 million and $9.5 million representing our investment in eleven new loans and two new CMBS positions, respectively. These cash outflows were minimally offset by $0.1 million of principal collections on our amortizing investment positions.
Net cash provided by financing activities for the six months ended June 30, 2014 was $120.0 million. Cash inflows for the period of $114.1 million from the issuance of common stock, $17.7 million from borrowings on the JPM Repo Facility, and $11.6 million from net borrowings on the JPM MRA which were partially offset by the payment of $12.2 million of offering costs, $7.3 million of net repayments on our revolving line of credit with AR Capital, LLC the parent of our Sponsor (the "Revolver") and a repayment of $1.1 million previously advanced from an affiliate.
Cash Flows for the six months ended June 30, 2013
Net cash used in operating activities for the six months ended June 30, 2013 was $0.1 million. Cash outflows were primarily driven by our net loss of $0.1 million and an increase in prepaids and accrued receivables of $0.1 million, partially offset by an increase in accounts payable and accrued expenses of $0.1 million.
Net cash used in investing activities for the six months ended June 30, 2013 was $4.0 million. Cash outflows were primarily driven by the acquisition of our initial loan investment.
Net cash provided by financing activities for the six months ended June 30, 2013 was $4.2 million. Cash inflows for the period of $2.3 million from the issuance of common stock, $2.0 million from borrowings on our Revolver, and $1.1 million advanced from an affiliate which were partially offset by the payment of $1.1 million of offering costs.
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
On May 15, 2013, we entered into the Revolver. The Revolver bears interest at a per annum fixed rate of 3.25%. The Revolver matures in one year, subject to two successive extension terms of one year each, and provides for quarterly interest-only payments with all principal and interest outstanding being due on the maturity date. The Revolver may be prepaid from time to time and at any time, in whole or in part, without premium or penalty and there are no unused facility fees. On July 17, 2013, we entered into an amendment to the Revolver, which increased the aggregate financing available under the Revolver from $5.0 million to $10.0 million. The amendment did not change any of the other terms of the Revolver. We did not exercise the extension options provided under the terms of the Revolver and allowed it to mature on May 15, 2014. We did not have an outstanding balance on the date of maturity.
On June 18, 2014, we through our indirect wholly-owned subsidiary, ARC RFT JPM Loan, LLC, entered into an Uncommitted Master Repurchase Agreement (the “JPM Repo Facility”) with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $150.0 million in advances, subject to adjustment, which we expect to use to finance the acquisition or origination of eligible loans, including first mortgage loans, junior mortgage loans, mezzanine loans, and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 2.25% to 4.50%, depending on the attributes of the purchased assets. The initial maturity date of the JPM Repo Facility is June 18, 2016, with a one-year extension at our option, which may be exercised upon the satisfaction of certain conditions. The JPM Repo Facility acts in the manner of a revolving credit facility that can be repaid as our assets are paid off and re-drawn as advances against new assets. As of June 30, 2014, there was $17.7 million of principal outstanding on the JPM Repo Facility.
On January 2, 2014 we entered into the JPM MRA. The JPM MRA provides us with the ability to sell securities for liquidity while providing a fixed repurchase price for the same securities in the future. As of June 30, 2014, there was $11.6 million of principal outstanding on the JPM MRA.
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
The below table shows the distributions paid on shares outstanding during the six months ended June 30, 2014.

Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2014	1,458,470	$140,164	$73,844
February 3, 2014	1,973,014	170,660	85,496
March 3, 2014	2,693,391	212,011	106,181
April 1, 2014	3,273,194	304,405	162,723
May 1, 2014	4,121,621	352,798	206,061
June 2, 2014	5,363,713	451,155	282,056
Total		$1,631,193	$916,361
______________________________________________________________________________________________
(1) Represents the weighted average shares outstanding for the period related to the respective payment date.
The following table shows the sources for the payment of distributions to common stockholders for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Distributions:
Cash distributions paid	$1,108,358		$507		$1,631,193		$507
Distributions reinvested	650,840		526		916,361		526
Total distributions	$1,759,198		$1,033		$2,547,554		$1,033
Source of distribution coverage:
Cash flows provided by operations	$1,108,358	63.0%	$—	—%	$1,108,358	43.5%	$—	—%
Proceeds from issuance of common stock	—	—%	507	49.1%	522,835	20.5%	507	49.1%
Common stock issued under DRIP	650,840	37.0%	526	50.9%	916,361	36.0%	526	50.9%
Total sources of distributions	$1,759,198	100.0%	$1,033	100.0%	$2,547,554	100.0%	$1,033	100.0%
Cash flows provided by (used in) operations (GAAP)	$1,122,869		$(78,436)		$84,919		$(78,436)
Net income (GAAP)	$585,037		$(140,132)		$810,823		$(145,151)

The following table compares cumulative distributions paid to cumulative net income (in accordance with GAAP) for the period from November 15, 2012 (date of inception) through June 30, 2014 (in thousands):

For the Period from November 15, 2012 (date of inception) to
June 30, 2014
Distributions paid:
Common stockholders in cash	$1,915
Common stockholders pursuant to DRIP / offering proceeds	1,105
Total distributions paid	$3,020

Reconciliation of net income:
Net interest income	$3,607
Acquisition fees	(1,122)
Other operating expenses	(1,587)
Net income (in accordance with GAAP)	$898

Cash flows used in operations	$861

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
Asset Management Fee
Our Advisor, or its affiliates, receives a monthly asset management fee equal to one-twelfth of 0.75% of the cost of our assets. The amount of the asset management fee will be reduced to the extent that the amount of distributions declared during the six month period ending on the last day of the calendar quarter immediately preceding the date such asset management fee is payable, exceeds the funds from operations (“FFO”), as adjusted, for the same period.
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
Additional Fees Incurred to the Dealer Manager and its Affiliates
We incur fees for the following services provided by the Dealer Manager and its affiliates: transfer agency services provided by an affiliate of the Dealer Manager; ongoing registration maintenance and transaction management services provided by an affiliate of the Dealer Manager; and ongoing strategic advisory services and investment banking services required in the ordinary course of the our business performed by the Dealer Manager. The Dealer Manager’s strategic advisory services include the performance of financial analysis, the evaluation of publicly traded comparable companies and the development of a portfolio composition strategy and capitalization structure to optimize future liquidity options and structuring operations.
Total Costs Incurred Due to Related Party Arrangements
The table below shows the costs incurred due to related party arrangements during the three and six months ended June 30, 2014 and the associated payable as of June 30, 2014 and December 31, 2013. See Note 9 - Related Party Transactions and Arrangements for further detail (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2014	2013	2014	2013	June 30, 2014	December 31, 2013
Total commissions and fees incurred from the Dealer Manager in connection with the offering	$6,976	$20	$10,827	$20	$119	$12
Total compensation and reimbursement for services provided by the Advisor and affiliates in connection with the offering	450	191	811	635	1,338	1,047
Acquisition fees and related expense reimbursements in connection with operations	1,295	59	1,692	59	708	202
Advisory and investment banking fee	135	38	271	38	—	316
Total	$8,856	$308	$13,601	$752	$2,165	$1,577
The payables as of June 30, 2014 and December 31, 2013 in the table above are included in accounts payable and accrued expenses on our consolidated balance sheets.
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
The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the three and six months ended June 30, 2014 and June 30, 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Funds From Operations:
Net income (loss)	$585,037	$(140,132)	$810,823	$(145,151)
Funds from operations	$585,037	$(140,132)	$810,823	$(145,151)
Modified Funds From Operations:
Funds from operations	$585,037	$(140,132)	$810,823	$(145,151)
Amortization of premiums, discounts and fees on investments and borrowings, net	(49,896)	(19,433)	(101,710)	(19,433)
Acquisition fees and expenses	1,295,178	58,610	1,692,028	58,610
Loan loss provision	41,138	—	127,600	—
Modified funds from operations	$1,871,457	$(100,955)	$2,528,741	$(105,974)

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
As of June 30, 2014, our portfolio included ten variable rate investments based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity.

Change in Interest Rates	Estimated Change in Interest Income Net of Interest Expense	Estimated Percentage Change in Interest Income Net of Interest Expense
(-) 25 Basis Points (1)	$(3,517)	(0.12)%
Base Interest Rate	$—	—%
(+) 50 Basis Points	$61,833	2.16%
(+) 100 Basis Points	$123,667	4.32%
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) during the six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
Item 1. Legal Proceedings.
At the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material, pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors" contained in the Form 10-K. There have been no material changes from these risk factors, except for the items described below.
Our stockholders’ interest in us may be diluted if the price we pay in respect of shares repurchased under our share repurchase program exceeds the net asset value, at such time as we calculate the NAV of our shares.
The prices we may pay for shares repurchased under our share repurchase program may exceed the NAV of such shares at the time of repurchase, which may reduce the NAV of the remaining shares.
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
Our cash flows provided by operations were approximately $0.1 million for the six months ended June 30, 2014. During the six months ended June 30, 2014, we paid distributions of approximately $2.5 million, of which approximately $1.6 million, or 64.0.%, was funded from cash flows provided by financing and $0.9 million, or 36.0%, was funded from proceeds from common stock issued under the DRIP and offering proceeds. During the six months ended June 30, 2014, cash flows from operations included an increase in accounts payable and accrued expenses of approximately $1.2 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the six months ended June 30, 2014 there would have been approximately $1.2 million less in cash flow from operations available to pay distributions. Additionally, we may in the future continue to pay distributions from sources other than from our cash flows from operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the three months ended June 30, 2014.
On February 12, 2013, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-186111) filed under the Securities Act and we commenced our Offering on a “reasonable best efforts” basis of up to a maximum of $2.0 billion of common stock, consisting of up to 80.0 million shares. The Registration Statement also registers approximately 16.8 million shares of common stock pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of June 30, 2014, we have issued 5,961,163 shares of our common stock, including shares issued pursuant to the DRIP, and have raised $146.4 million of offering proceeds, excluding shares pursuant to the DRIP and share-based compensation.
The following table reflects the offering costs associated with the issuance of common stock (in thousands):

As of June 30, 2014
Selling commissions and dealer manager fees	$13,532
Other offering expenses	4,497
Total offering expenses	$18,029
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers.
We are responsible for the organizational and offering costs of the Offering, excluding commissions and dealer manager fees, up to a maximum of 2.0% of the gross proceeds received from the Offering, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor's responsibility. As of June 30, 2014, organizational and offering costs exceeded 2.0% of gross proceeds received from the Offering by $1.7 million, due to the ongoing nature of the offering process and because many expenses were paid before the Offering commenced.
As of June 30, 2014, our net offering proceeds, after deducting the total offering expenses outlined above, were approximately $128.4 million. We used the net offering proceeds from the Offering and other financing sources to acquire seventeen loans and three investments in CMBS with a total carrying value of $141.7 million for our loans and our CMBS investments had a fair value of $14.5 million as of June 30, 2014.
To date no shares have been redeemed under the SRP.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.9(1)	Uncommitted Master Repurchase Agreement, dated June 18, 2014, between the Company and JP Morgan Chase Bank, National Association
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from ARC Realty Finance Trust, Inc.'s Quarterly Report on Form 10-Q for the six months ended June 30, 2014 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_________________________

*	Filed herewith
(1)	Filed as an exhibit to Pre-Effective Amendment No.1 to Post-Effective Amendment No. 7 to our Registration Statement on Form S-11 filed with the SEC on July 11, 2014

ARC REALTY FINANCE TRUST, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC REALTY FINANCE TRUST, INC.

Dated: August 7, 2014	By: /s/ Nicholas S. Schorsch Name: Nicholas S. Schorsch Title: Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2014	By: /s/ Nicholas Radesca Name: Nicholas Radesca Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)