Form 10-Q
period 2014-09-30
ARC Realty Finance Trust, Inc.
filed 2014-11-14
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55188
ARC Realty Finance Trust, Inc.
(Exact Name of Registrant as Specified in its Charter)

Maryland	46-1406086
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

405 Park Avenue, 14th Floor New York, New York	10022
(Address of Principal Executive Office)	(Zip Code)

(212) 415-6500
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of October 31, 2014 was 13,225,951.

PART I

Item 1. Consolidated Financial Statements.
ARC REALTY FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash	$148	$178
Loans receivable, net	313,230	30,832
Real estate securities, at fair value	38,571	5,005
Accrued interest receivable	1,865	126
Prepaid expenses and other assets	4,628	229
Total assets	$358,442	$36,370
LIABILITIES AND STOCKHOLDERS' EQUITY
Revolving line of credit with affiliate	$—	$7,305
Repurchase agreements - loans receivable	87,292	—
Repurchase agreements - real estate securities	23,562	—
Accounts payable and accrued expenses	2,620	1,738
Distributions payable	1,078	216
Interest payable	110	15
Due to affiliate	—	1,078
Total liabilities	114,662	10,352
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 11,334,796 and 1,330,669 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	113	13
Additional paid-in capital	249,686	26,620
Accumulated other comprehensive loss	(14)	(10)
Accumulated deficit	(6,005)	(605)
Total stockholders' equity	243,780	26,018
Total liabilities and stockholders' equity	$358,442	$36,370

The accompanying notes are an integral part of these statements.

ARC REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Interest Income:
Interest income	$4,558	$175	$7,514	$242
Less: Interest expense	711	8	803	17
Net interest income	3,847	167	6,711	225
Expenses:
Acquisition fees	1,772	—	2,894	—
Asset management fee	414	—	414	—
Other expenses	18	3	360	51
Professional fees	371	28	562	46
Board expenses	59	54	179	136
Insurance expense	55	55	165	110
Loan loss provision	174	—	302	—
Total expenses	2,863	140	4,876	343
Income (loss) before income taxes	984	27	1,835	(118)
Income tax provision	33	—	74	—
Net income (loss)	$951	$27	$1,761	$(118)

Basic net income (loss) per share	$0.11	$0.09	$0.35	$(0.50)
Diluted net income (loss) per share	$0.11	$0.09	$0.35	$(0.50)
Basic weighted average shares outstanding	8,791,796	308,116	5,047,827	237,444
Diluted weighted average shares outstanding	8,799,886	312,115	5,053,763	237,444

The accompanying notes are an integral part of these statements.

ARC REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2014
(In thousands, except for share and per share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2013	1,330,669	$13	$26,620	$(10)	$(605)	$26,018
Issuance of common stock	9,899,668	99	246,162	—	—	246,261
Net income	—	—	—	—	1,761	1,761
Distributions declared	—	—	—	—	(7,161)	(7,161)
Common stock issued through distribution reinvestment plan	100,421	1	2,384	—	—	2,385
Share-based compensation	4,038	—	20	—	—	20
Common stock offering costs, commissions and dealer manager fees	—	—	(25,500)	—	—	(25,500)
Other comprehensive loss	—	—	—	(4)	—	(4)
Balance, September 30, 2014	11,334,796	$113	$249,686	$(14)	$(6,005)	$243,780

The accompanying notes are an integral part of this statement.

ARC REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except for share and per share data)
(Unaudited)

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Cash flows from operating activities:
Net income (loss)	$1,761	$(118)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Discount accretion and premium amortization, net	(229)	(58)
Accretion on loan fees	(53)	—
Amortization of deferred financing	170	—
Share-based compensation	20	11
Loan loss provision	302	—
Changes in assets and liabilities:
Accrued interest receivable	(1,686)	(62)
Prepaid expenses and other assets	(97)	(287)
Accounts payable and accrued expenses	877	726
Interest payable	95	7
Net cash provided by operating activities:	$1,160	$219
Cash flows from investing activities:
Loan investments	$(282,563)	$(18,107)
Real estate securities investments	(33,581)	—
Principal repayments received on loan investments	103	26
Net cash used in investing activities	$(316,041)	$(18,081)
Cash flows from financing activities:
Proceeds from issuances of common stock	$246,261	$14,017
Payments of offering costs and fees related to common stock issuances	(25,500)	(2,725)
Proceeds receivable from share sales	(2,283)	—
Borrowings on revolving line of credit with affiliate	5,550	9,190
Repayments of revolving line of credit with affiliate	(12,855)	(3,350)
Borrowings on repurchase agreements - loans receivable	87,292	—
Borrowings on repurchase agreements - real estate securities	23,572	—
Repayments of repurchase agreements - real estate securities	(10)	—
Advances from (repayments to) affiliate	(1,078)	947
Payments of deferred financing costs	(2,189)	—
Distributions paid	(3,909)	(57)
Net cash provided by financing activities:	$314,851	$18,022

Net change in cash	$(30)	$160
Cash, beginning of period	178	1
Cash, end of period	$148	$161

Escrow deposits payable related to loan investments	$220	$50
Interest paid	$537	$—
Distributions payable	$1,078	$83
Common stock issued through distribution reinvestment plan	$2,385	$44
Reclassification of deferred offering costs to additional paid-in capital	$—	$941

The accompanying notes are an integral part of these statements.

ARC REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net income (loss)	$951	$27	$1,761	$(118)
Unrealized loss on available-for-sale securities	(24)	—	(4)	—
Comprehensive income (loss) attributable to ARC Realty Finance Trust, Inc.	$927	$27	$1,757	$(118)

The accompanying notes are an integral part of these statements.

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 1 - Organization and Business Operations
ARC Realty Finance Trust, Inc. (the "Company") was incorporated in Maryland on November 15, 2012 and conducts its operations to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the filing of its tax return for the taxable year ended December 31, 2013. The Company is offering for sale a maximum of $2.0 billion of common stock, $0.01 par value per share, on a "reasonable best efforts" basis, pursuant to a registration statement on Form S-11 (the "Offering") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Offering also covers the offer and sale of up to approximately $400.0 million in shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock. On May 14, 2013, the Company commenced business operations after raising in excess of $2.0 million of equity, the amount required for the Company to release equity proceeds from escrow.
For at least until February 12, 2015, which is two years from the effective date of the Offering, the per share purchase price in the Offering will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and the per share purchase price for shares issued under the DRIP will be $23.75 per share, which is 95% of the purchase price per share in the Offering. As of September 30, 2014, the aggregate value of all the common stock outstanding was $283.2 million based on a per share value of $25.00 (or $23.75 for shares issued under DRIP). Beginning with the filing of the Company's second Quarterly Report on Form 10-Q following February 12, 2015 ("NAV Pricing Date"), the Company will begin offering shares in the Offering and the DRIP at a per share purchase price that will vary quarterly and will be equal to the net asset value ("NAV") divided by the number of shares outstanding as of the end of the business day immediately preceding the day on which the Company makes its quarterly periodic filing ("per share NAV"). Applicable selling commissions and dealer manager fees will be added to the per share price for shares in the Company’s primary offering but not for the DRIP.
The Company has sold 8,888 shares of the Company's common stock to ARC Realty Finance Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by American Realty Capital VIII, LLC (the "Sponsor") for $22.50 per share or a total of $0.2 million. Substantially all of the Company's business is conducted through ARC Realty Finance Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. ARC Realty Finance Advisors, LLC (the "Advisor"), a Delaware limited liability company, is the Company’s advisor. The Company is the sole general partner and holds substantially all of the units of limited partner interests in the OP ("OP units"). Additionally, the Special Limited Partner contributed $2,020 to the OP in exchange for 90 units of limited partner interests in the aggregate OP ownership, which represents a nominal percentage of the aggregate OP ownership. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of the Company's common stock or, at the option of the OP, a corresponding number of shares of the Company's common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
The Company was formed to acquire, originate and manage a diversified portfolio of commercial real estate debt investments secured by properties located both within and outside of the United States. The Company may also invest in commercial real estate securities and commercial real estate properties. Commercial real estate debt investments may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. Commercial real estate securities may include commercial mortgage-backed securities ("CMBS"), senior unsecured debt of publicly traded REITs, debt or equity securities of other publicly traded real estate companies and collateralized debt obligations ("CDOs").
The Company has no direct employees. The Company has retained the Advisor to manage the Company's affairs on a day-to-day basis. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the Offering. The Advisor and Dealer Manager are under common control with the parent of the Sponsor, as a result of which they are related parties and each of them have or will receive compensation and fees for services related to the Offering and the investment and management of the Company's assets. The Advisor and Dealer Manager have or will also receive fees during the Offering, acquisition, operational and liquidation stages of the Company.

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 2 - Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements and related footnotes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements. The consolidated financial statements of the Company are prepared on an accrual basis of accounting. In the opinion of management, the interim data includes all adjustments, of a normal and recurring nature, necessary for a fair statement of the results for the periods presented. Interim period results may not be indicative of full year or future results. The unaudited consolidated financial statements do not include all information and notes required in annual audited financial statements in conformity with GAAP.
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
Acquisition Fees and Acquisition Expenses
The Company incurs acquisition fees and acquisition expenses payable to the Advisor. The Company pays the Advisor an acquisition fee based on the principal amount funded by the Company to acquire or originate commercial real estate loan investments or on the anticipated net equity funded by the Company to acquire real estate securities. Acquisition fees paid to our Advisor and acquisition expenses reimbursed to our Advisor in connection with the origination and acquisition of loan investments and acquisition of real estate securities are evaluated in accordance with GAAP to determine if they should be expensed in the period incurred or capitalized and amortized over the life of the investment.
Loans Receivable
Commercial real estate loans are intended to be held until maturity and, accordingly, are carried at cost, net of unamortized acquisition expenses, discounts or premiums and unfunded commitments. Real estate debt investments that are deemed to be impaired will be carried at amortized cost less a specific allowance for loan losses. Interest income is recorded on the accrual basis and related discounts, premiums, and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the Company’s consolidated statements of operations. Guaranteed loan exit fees are receivable upon maturity of the associated loan and are as such accreted over the life of the investment using the effective interest method. The accretion of guaranteed loan exit fees is recognized in interest income in the Company's consolidated statements of operations and the associated receivable is included in the consolidated balance sheet.
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

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

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
As of September 30, 2014, the Company had 28 loan investments, all of which were performing as of September 30, 2014. The Company has established a $0.3 million allowance for loan losses as of September 30, 2014. There are no specifically reserved loans in the portfolio as of September 30, 2014.
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
Real Estate Securities
On the acquisition date, all of the Company’s commercial real estate securities will be classified as available for sale, and will be carried at fair value, with any unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. However, the Company may elect the fair value option for certain of its available for sale real estate securities, and as a result, any unrealized gains or losses on such real estate securities will be recorded as unrealized gains or losses on investments in the Company’s consolidated statement of operations, no such election has been made to date. Related discounts, premiums, and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the Company’s consolidated statements of operations.
Impairment Analysis of Real Estate Securities
Commercial real estate securities for which the fair value option has not been elected will be periodically evaluated for other-than-temporary impairment. If the fair value of a security is less than its amortized cost, the security will be considered impaired. Impairment of a security will be considered to be other-than-temporary when (i) the Advisor has the intent to sell the impaired security; (ii) it is more likely than not the Company will be required to sell the security; or (iii) the Advisor does not expect to recover the entire amortized cost of the security. If the Advisor determines that an other-than-temporary impairment exists and a sale is likely to occur, the impairment charge will be recognized as an "Impairment of assets" on the Company's consolidated statement of operations and comprehensive income or loss. If a sale is not expected to occur, the portion of the impairment charge related to credit factors will be recorded as an "Impairment of assets" on the Company's consolidated

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

statement of operations and comprehensive income or loss with the remainder recorded as an unrealized gain or loss on investments reported as a component of accumulated other comprehensive income or loss.
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
As of September 30, 2014, the Company had seven CMBS investments. These investments are available for sale real estate securities which are recorded at fair value as of September 30, 2014.
On May 15, 2013, the Company entered into a credit agreement for an unsecured $5.0 million revolving line of credit with AR Capital, LLC, the parent of the Sponsor (the "Revolver"). As of September 30, 2014, the Company had no outstanding principal balance under the Revolver, which bore interest at a fixed rate of 3.25% (See Note 5 - Debt). The Company did not exercise the extension option provided under the terms of the Revolver and allowed it to mature on May 15, 2014. The Company did not have an outstanding balance on the date of maturity.
As of September 30, 2014, the Company had $53.7 million outstanding under the Uncommitted Master Repurchase Agreement (the "JPM Repo Facility") with JPMorgan Chase Bank, National Association ("JPM"). Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 2.25% to 4.50%, depending on the attributes of the purchased assets. As of September 30, 2014, the weighted average interest rate on advances was 3.801%. As of September 30, 2014, the Company believes the carrying value of the JPM Repo Facility approximates fair value due to the JPM Repo Facility being finalized relatively close to September 30, 2014.
As of September 30, 2014, the Company also had $33.6 million outstanding under the Master Repurchase Agreement (the "Barclays Repo Facility") with Barclays Bank, PLC. Advances under the Barclays Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 2.00% to 2.50%, depending on the attributes of the purchased assets. As of September 30, 2014, the weighted average interest rate on advances was 2.152%. As of September 30, 2014, the Company believes the carrying value of the Barclays Repo Facility approximates fair value due to the Barclays Repo Facility being finalized relatively close to September 30, 2014.
As of September 30, 2014, the Company had $23.6 million outstanding under certain Master Repurchase Agreements (the "Securities MRAs"). As of September 30, 2014, the weighted average interest rate for the Company's Securities MRAs was 1.470%, including LIBOR. (See Note 5 - Debt). As of September 30, 2014, the Company believes the carrying value of its Securities MRAs approximates fair value due to the month-to-month term of the repurchase agreements.
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
Share Repurchase Program
The Company has a Share Repurchase Program (the "SRP") that enables stockholders to sell their shares to the Company. Under the SRP, stockholders may request that the Company redeem all or any portion of their holdings, subject to certain conditions described below, if such repurchase does not impair the Company's capital or operations.
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

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

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
As of September 30, 2014, no shares of common stock had been repurchased or requested to be repurchased under the SRP. The Company funds repurchases from proceeds from the sale of common stock.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the balance sheet in the period distributions are declared. There have been 108,377 shares issued under the DRIP as of September 30, 2014.
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

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the Offering. Offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Offering costs were reclassified from deferred costs to stockholders' equity on the day the Company commenced its operations. Offering costs include all expenses incurred by the Company in connection with its Offering as of the balance sheet date presented. These costs include but are not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organizational and offering costs paid by them on behalf of the Company, notwithstanding that the Advisor is obligated to reimburse the Company to the extent organizational and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in the Offering exceed 2% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other offering costs do not exceed 12% of the gross Offering proceeds determined at the end of the Offering (See Note 9 - Related Party Transactions and Arrangements).
Share-Based Compensation
The Company has a share-based incentive award plan which is accounted for under the guidance for share-based payments. The expense for such awards will be included in board expenses and will be recognized over the vesting period or when the requirements for exercise of the award have been met (See Note 11 - Share-Based Compensation).
Income Taxes
The Company conducts its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its tax return for the taxable year ended December 31, 2013. If the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax as long as it distributes at least 90% of its REIT taxable income to its stockholders. REITs are subject to a number of other organizational and operational requirements. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.
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

See Note 14 - Segment Reporting for further information regarding the Company's segments.
New Accounting Pronouncements
In June 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-11 "Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures." ASU No. 2014-11 makes limited changes to the accounting for repurchase agreements, clarifies when repurchase agreements and securities lending transactions should be accounted for as secured borrowings and requires additional disclosures regarding these types of transactions. The guidance is effective for fiscal years beginning on or after December 15, 2014 and for interim periods within those fiscal years. Management is currently evaluating the impact these changes will have on the Company's financial statement disclosures.

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 3 - Loans Receivable
The following table is a summary of the Company's loans receivable by class (in thousands):

	September 30, 2014	December 31, 2013
Mezzanine loans	$171,904	$30,832
Subordinated loans	15,429	—
Senior loans	126,199	—
Total gross carrying value of loans	313,532	30,832
Less: Provision for loan losses	302	—
Total loans receivable, net	$313,230	$30,832
As of September 30, 2014, the Company has originated or acquired loans with a face value at acquisition of $317.4 million for an initial investment amount of approximately $313.4 million in 28 loan investments. For the nine months ended September 30, 2014 the Company received scheduled principal repayments of $0.1 million on the loans.
The Company currently estimates loss rates based on historical realized losses experienced in the industry and takes into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. The Company recorded a general allowance for loan losses as of September 30, 2014 in the amount of $0.3 million. There are no impaired or specifically reserved loans in the portfolio as of September 30, 2014.
The following table presents the activity in the Company's provision for loan losses (in thousands):

Provision for loan losses as of January 1, 2014	$—
Provision for loan losses	302
Charge-offs	—
Recoveries	—
Provision for loan losses as of September 30, 2014	$302

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The Company's loans receivable portfolio was comprised of the following as of September 30, 2014 (in thousands):

Description	Location	Date of Investment	Initial Maturity Date	Coupon	Original Face Amount	Current Face Amount	Premium (Discount)(1)	Carrying Value
W Hotel	MN	May 2013	May 2023	Fixed	$6,500	$6,389	$(2,309)	$4,080
Regency Park Apartments	TX	September 2013	September 2018	Fixed	5,000	5,000	45	5,045
121 West Trade Office	NC	September 2013	September 2016	Floating	9,000	9,000	60	9,060
545 Madison Avenue	NY	December 2013	January 2024	Fixed	5,000	5,000	72	5,072
Hampton Inn LaGuardia	NY	December 2013	August 2023	Fixed	4,981	4,941	(1,360)	3,581
Southern US Student Housing	Various	December 2013	January 2024	Fixed	4,000	4,000	58	4,058
Burger King Portfolio	Various	March 2014	March 2024	Fixed	10,000	10,000	(5)	9,995
Four Seasons Las Colinas	TX	March 2014	March 2016	Floating	11,000	11,000	36	11,036
Element Hotel	TX	March 2014	August 2018	Fixed	3,000	3,000	21	3,021
Green Hills Corporate Center	PA	April 2014	May 2019	Fixed	7,000	7,000	33	7,033
Cardinal Portfolio	Various	May 2014	November 2016	Floating	5,410	5,410	23	5,433
4550 Van Nuys Boulevard	CA	May 2014	June 2017	Floating	11,450	11,450	(69)	11,381
Pinnacle at Encino Commons	TX	June 2014	June 2024	Fixed	1,963	1,963	10	1,973
Riverwalk II	IL	June 2014	May 2016	Floating	10,000	10,000	25	10,025
Remington Apartments	TX	June 2014	July 2024	Fixed	3,480	3,480	17	3,497
KinderCare Portfolio	Various	June 2014	July 2016	Floating	12,300	12,300	(55)	12,245
Fairmont Hotel	CA	June 2014	June 2016	Floating	35,000	35,000	149	35,149
208 North LaSalle 1st	IL	July 2014	July 2015	Floating	14,000	14,000	(268)	13,732
208 North LaSalle Mezz	IL	July 2014	July 2017	Floating	7,000	7,000	(33)	6,967
1154 Sonora Court	CA	July 2014	July 2017	Floating	5,350	5,350	(6)	5,344
Thornton Buildings	CA	August 2014	August 2017	Floating	31,050	31,050	(170)	30,880
Hotel Madeline	CO	August 2014	August 2019	Floating	29,000	29,000	(139)	28,861
Lincoln Park West	IL	September 2014	September 2017	Floating	9,450	9,450	(47)	9,403
Hampton Inn JFK	NY	September 2014	September 2016	Floating	12,000	12,000	59	12,059
The Landing	NC	September 2014	September 2016	Floating	5,000	5,000	25	5,025
1301 W. Madison	IL	September 2014	September 2017	Floating	7,460	7,460	(43)	7,417
Holiday Inn Express New Orleans	LA	September 2014	October 2017	Floating	6,990	6,990	(55)	6,935
Glenborough Portfolio	Various	September 2014	August 2016	Floating	45,000	45,000	225	45,225
Total					$317,384	$317,233	$(3,701)	$313,532
__________________________________________________________
(1) Includes acquisition fees and acquisition expenses where applicable.
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

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

All investments are assigned an initial risk rating of 2. As of September 30, 2014, the weighted average risk rating of loans was 2.0. As of September 30, 2014, the Company had no non-performing, non-accrual or impaired loans.
For the nine months ended September 30, 2014, the activity in the Company's loan portfolio was as follows (in thousands):

Balance at December 31, 2013	$30,832
Acquisitions and originations	282,563
Principal repayments	(103)
Discount accretion and premium amortization	240
Provision for loan losses	(302)
Balance at September 30, 2014	$313,230
During the nine months ended September 30, 2014, the Company invested approximately $282.6 million in 22 loans including $1.4 million of capitalized acquisition expenses.

Note 4 - Real Estate Securities
The following is a summary of the Company's real estate securities by class (in thousands):

	September 30, 2014	December 31, 2013
CMBS	$38,571	$5,005
Total fair value of real estate securities	$38,571	$5,005
As of September 30, 2014, the Company had seven CMBS investments with a face value of approximately $38.5 million.
The Company classified its CMBS investments as available-for-sale as of September 30, 2014. These investments are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income or loss. The table below represents the fair value adjustment as described above (in thousands):

	As of September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Net Fair Value Adjustment	Fair Value
CMBS	$38,585	$37	$(51)	$(14)	$38,571
Total	$38,585	$37	$(51)	$(14)	$38,571

Note 5 - Debt
Revolving Line of Credit with Affiliate
On May 15, 2013, the Company entered into the Revolver which provides an unsecured $5.0 million line of credit. The Revolver bears interest at a per annum fixed rate of 3.25% and provides for quarterly interest payments. The Revolver matures in one year, subject to two successive extension terms by the Company of one year each. Principal may be drawn or repaid from time-to-time, in whole or in part, without premium or penalty and there are no unused facility fees. On July 17, 2013, the Company entered into an amendment to its Revolver. The amendment increased the aggregate financing available under the Revolver from $5.0 million to $10.0 million. The amendment did not change any of the other terms of the Revolver.
The Company did not exercise the extension options provided under the terms of the Revolver and allowed it to mature on May 15, 2014. The Company did not have an outstanding balance on the date of maturity. The Company incurred $0 and $16,881 in interest expense on the Revolver for the three and nine months ended September 30, 2014, respectively. The Company incurred $7,388 and $15,375 of interest expense on the Revolver for the three and nine months ended September 30, 2013, respectively.
Repurchase Agreements - Loans Receivable
On June 18, 2014, the Company entered into the JPM Repo Facility. The JPM Repo Facility provides up to $150.0 million in advances, subject to adjustment, which the Company expects to use to finance the acquisition or origination of eligible loans,

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

including first mortgage loans, junior mortgage loans, mezzanine loans and participation interests therein. The initial maturity date of the JPM Repo Facility is June 18, 2016, with a one-year extension at the Company’s option, which may be exercised upon the satisfaction of certain conditions.
As of September 30, 2014, the Company had $53.7 million outstanding under the JPM Repo Facility. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 2.25% to 4.50%, depending on the attributes of the purchased assets. As of September 30, 2014, the weighted average interest rate on advances was 3.801%. The Company incurred $0.5 million in interest expense on the JPM Repo Facility for the three and nine months ended September 30, 2014, respectively.
On September 5, 2014, the Company entered into the Barclays Repo Facility. The Barclays Repo Facility provides up to $150.0 million in advances, subject to adjustment, which the Company expects to use to finance the acquisition or origination of eligible loans, including first mortgage loans, junior mortgage loans, mezzanine loans and participation interests therein. The initial maturity date of the Barclays Repo Facility is September 3, 2015, with four six-month extensions at the Company’s option, which may be exercised upon the satisfaction of certain conditions.
As of September 30, 2014, the Company had $33.6 million outstanding under the Barclays Repo Facility. Advances under the Barclays Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 2.00% to 2.50%, depending on the attributes of the purchased assets. As of September 30, 2014, the weighted average interest rate on advances was 2.152%. The Company incurred $1,299 in interest expense on the Barclays Repo Facility for the three and nine months ended September 30, 2014, respectively.
Repurchase Agreements - Real Estate Securities
On January 2, 2014, the Company entered into a Master Repurchase Agreement ("MRA") with JPM (the "JPM MRA"). The JPM MRA provides the Company with the ability to sell real estate securities to JPM for liquidity while providing a fixed repurchase price for the same real estate securities in the future. As of September 30, 2014, the Company had $15.8 million outstanding under the JPM MRA. The repurchase contracts on each security under the JPM MRA mature monthly and terms are adjusted for current market rates as necessary. As of September 30, 2014, the weighted average interest rate on repurchase agreements in place under the JPM MRA was 1.446%. The Company incurred $0.1 million in interest expense on the JPM MRA for the three and nine months ended September 30, 2014, respectively.
On February 7, 2014, the Company entered into an MRA with Citigroup Global Markets Inc. ("Citi") (the "Citi MRA"). The Citi MRA provides the Company with the ability to sell real estate securities to Citi for liquidity while providing a fixed repurchase price for the same real estate securities in the future. As of September 30, 2014, the Company had $4.0 million outstanding under the Citi MRA. The repurchase contracts on each security under the Citi MRA mature monthly and terms are adjusted for current market rates as necessary. As of September 30, 2014, the interest rate on the repurchase agreement in place under the Citi MRA was 1.533%. The Company incurred $0.01 million in interest expense on the Citi MRA for the three and nine months ended September 30, 2014, respectively.
On July 23, 2014, the Company entered into an MRA with Wells Fargo Securities, LLC ("Wells") (the "Wells MRA"). The Wells MRA provides the Company with the ability to sell real estate securities to Wells for liquidity while providing a fixed repurchase price for the same real estate securities in the future. As of September 30, 2014, the Company had $3.8 million outstanding under the Wells MRA. The repurchase contracts on each security under the Wells MRA mature monthly and terms are adjusted for current market rates as necessary. As of September 30, 2014, the interest rate on the repurchase agreement in place under the Wells MRA was 1.504%. The Company incurred $0.01 million in interest expense on the Wells MRA for the three and nine months ended September 30, 2014, respectively.

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 6 - Net Income or Loss Per Share
The following table is a summary of the basic and diluted net income or loss per share computation for the three and nine months ended September 30, 2014 and September 30, 2013, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic and diluted net income (loss) (in thousands)	$951	$27	$1,761	$(118)
Basic weighted average shares outstanding	8,791,796	308,116	5,047,827	237,444
Diluted weighted average shares outstanding	8,799,886	312,115	5,053,763	237,444
Basic net income (loss) per share	$0.11	$0.09	$0.35	$(0.50)
Diluted net income (loss) per share	$0.11	$0.09	$0.35	$(0.50)
The Company had 8,088 common share equivalents as of September 30, 2014, which was comprised of 7,198 unvested restricted shares, 800 vested restricted shares and 90 OP units. Diluted net income per share assumes the conversion of all common share equivalents into an equivalent number of common shares, unless the effect is antidilutive. The common share equivalents were dilutive by $0.000410 per share for the nine months ended September 30, 2014. The common share equivalents were antidilutive for the nine months ended September 30, 2013.

Note 7 - Common Stock
As of September 30, 2014, the Company had approximately 11.3 million shares of common stock outstanding, including shares issued pursuant to the DRIP and unvested restricted shares, and had received total proceeds of approximately $278.6 million excluding shares issued pursuant to the DRIP and share-based compensation.
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

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The below table shows the distributions paid during the nine months ended September 30, 2014 (in thousands, except for shares).

Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2014	1,458,470	$140	$74
February 3, 2014	1,973,014	171	85
March 3, 2014	2,693,391	212	106
April 1, 2014	3,273,194	304	163
May 1, 2014	4,121,621	353	206
June 2, 2014	5,363,713	451	282
July 2, 2014	6,948,298	570	356
August 2, 2014	8,917,018	758	485
September 2, 2014	10,567,346	950	628
Total		$3,909	$2,385
__________________________________________________________________________
(1) This represents the weighted average shares outstanding for the period related to the respective payment date.
For the nine months ended September 30, 2014, the Company paid cash distributions of $3.9 million and had net income of $1.8 million. As of September 30, 2014, the Company had a distribution payable of $1.1 million for distributions accrued in the month of September 2014 and an additional distribution payable of $6,892 accrued for the nine months ended September 30, 2014 on all unvested restricted shares.

Note 8 - Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Note 9 - Related Party Transactions and Arrangements
As of September 30, 2014, an entity wholly owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock.
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

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The table below shows the fees incurred from the Dealer Manager associated with the Offering during the three and nine months ended September 30, 2014 and 2013, respectively, and the associated payable as of September 30, 2014 and December 31, 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2014	2013	2014	2013	September 30, 2014	December 31, 2013
Total commissions and fees incurred from the Dealer Manager	$12,568	$940	$23,395	$960	$231	$12
The Advisor, its affiliates, entities under common control with the Advisor and the Dealer Manager receive compensation and reimbursement for services relating to the Offering, including transfer agency services provided by an affiliate of the Dealer Manager. The table below shows the compensation and reimbursement to the Advisor, its affiliates, entities under common control with the Advisor and the Dealer Manager incurred for services relating to the Offering during the three and nine months ended September 30, 2014 and 2013, respectively, and the associated payable as of September 30, 2014 and December 31, 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2014	2013	2014	2013	September 30, 2014	December 31, 2013
Total compensation and reimbursement for services provided by the Advisor, its affiliates, entities under common control with the Advisor and the Dealer Manager	$466	$227	$1,277	$862	$1,383	$1,047
The payables as of September 30, 2014 and December 31, 2013 in the table above are included in accounts payable and accrued expenses on the Company's consolidated balance sheets.
The Company is responsible for organizational and offering costs from the ongoing Offering, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds received from its ongoing Offering of common stock, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor's responsibility. As of September 30, 2014, organizational and offering costs did not exceed 2.0% of gross proceeds received from the Offering.
Fees Paid in Connection with the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the principal amount funded by the Company to acquire or originate commercial real estate loan investments and 1.0% of the anticipated net equity funded by the Company to acquire real estate securities. The Company reimburses the Advisor for expenses incurred by the Advisor on behalf of the Company related to selecting, evaluating, originating and acquiring investments in an amount up to 0.5% of the principal amount funded by the Company to acquire or originate commercial real estate loan investments and up to 0.5% of the anticipated net equity funded by the Company to acquire real estate securities investments. In no event will the total of all acquisition fees and acquisition expenses exceed 4.5% of the principal amount funded with respect to the Company's total portfolio including subsequent fundings to investments in the Company's portfolio. During the three and nine months ended September 30, 2014, acquisition fees of $1.8 million and $2.9 million, respectively, have been recognized in the consolidated statement of operations. In addition, over the same periods, the Company capitalized $0.9 million and $1.5 million of acquisition expenses, which will be amortized over the life of each investment using the effective interest method. During the three and nine months ended September 30, 2013, acquisition fees and acquisition expenses of $0.2 million and $0.3 million, respectively, were capitalized and are being amortized over the life of each investment using the effective interest method.
The Company will pay the Advisor, or its affiliates, a monthly asset management fee equal to one-twelfth of 0.75% of the cost of the Company's assets. Commencing on the NAV Pricing Date, the asset management fee will be based on the lower of the cost of the Company's assets and the fair value of the Company's assets (fair value will consist of the market value of each portfolio investment as determined in accordance with the Company's valuation guidelines). The amount of the asset management fee will be reduced to the extent that the amount of distributions declared during the six month period ending on the last day of the calendar quarter immediately preceding the date such asset management fee is payable, exceeds the funds from operations ("FFO"), as adjusted, for the same period. For purposes of this determination, FFO, as adjusted, is FFO

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

adjusted to (i) include acquisition fees and acquisition expenses; (ii) include non-cash restricted stock grant amortization, if any; and (iii) impairments of of investments, if any (including loans receivable and other debt investments). FFO, as adjusted, is not the same as FFO. During the three and nine months ended September 30, 2014, $0.4 million in asset management fees were incurred. During the three and nine months ended September 30, 2013 no asset management fees were incurred or waived.
Effective June 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. The Company prepaid the cost of $0.9 million associated with this agreement and amortizes the cost over the estimated life of the Offering into "Other expense" on the Company's consolidated statements of operations. The unamortized cost associated with this agreement is included in "Prepaid expenses and other assets" on the Company's consolidated balance sheet.
The table below depicts related party fees and reimbursements in connection with the operations of the Company for the three and nine months ended September 30, 2014 and 2013, respectively, and the associated payable as of September 30, 2014 and December 31, 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2014	2013	2014	2013	September 30, 2014	December 31, 2013
Acquisition fees and acquisition expenses	$2,657	$209	$4,349	$268	$—	$202
Advisory and investment banking fee	135	152	405	181	—	316
Asset management fee	414	—	414	—	414	—
Total related party fees and reimbursements	$3,206	$361	$5,168	$449	$414	$518
The payables as of September 30, 2014 and December 31, 2013 in the table above are included in accounts payable and accrued expenses on the Company's consolidated balance sheets.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. The Advisor did not waive any fees during the three and nine months ended September 30, 2014 or 2013. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s costs. The Advisor did not absorb any expenses during the three and nine months ended September 30, 2014 or 2013.
The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company's operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets or (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or disposition fees. For the three and nine months ended September 30, 2014 and 2013, no administrative costs of the Advisor were reimbursed for any period in connection with the operations of the Company.
The Advisor at its election may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes. Any contributed capital amounts are not reimbursable to the Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares. The Advisor did not contribute capital to enhance the Company's cash position for working capital or distribution purposes during the nine months ended September 30, 2014 and 2013.
Fees Paid in Connection with the Liquidation of Assets or Listing of the Company's Common Stock or Termination of the Advisory Agreement
The Company will pay a disposition fee of 1.0% of the contract sales price of each commercial real estate loan or other investment sold, including real estate securities or CDOs issued by a subsidiary of the Company as part of a securitization transaction. The Company will not be obligated to pay a disposition fee upon the maturity, prepayment, workout, modification

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

or extension of commercial real estate debt unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, it will pay a disposition fee upon the sale of such property.
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
If the Company is listed on an exchange, the Company will pay a subordinated incentive listing distribution of 15.0% of the amount by which the adjusted market value of real estate assets plus distributions exceeding the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax, non-compounded annual return to investors. Neither the Advisor nor any of its affiliates can earn both the subordinated participation in the net sale proceeds and the subordinated listing distribution.
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
During the three and nine months ended September 30, 2014 and 2013, no fees were paid for any period in connection with the liquidation of assets, listing of the Company's common stock or termination of the advisory agreement.
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

Note 11 - Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company or certain consultants to the Company, the Advisor and its affiliates. The total number of common shares granted under the RSP shall not exceed 5.0% of the Company’s authorized

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

common shares pursuant to the Offering and in any event will not exceed 4.0 million shares (as such number may be adjusted for stock splits, stock distributions, combinations and similar events).
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
As of September 30, 2014, the Company had granted 7,998 restricted shares to its independent directors, which were comprised of 7,198 unvested restricted shares and 800 vested restricted shares as of September 30, 2014. Based on a share price of $22.50, the compensation expense associated with the restricted share grants was $9,072 and $19,622, for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2013, the compensation expense associated with the restricted share grants was $4,536 and $11,340, respectively.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. During the three and nine months ended September 30, 2014, 0 and 39 shares were issued to one of the Company's independent directors for services performed and compensation expense of $0 and $876 was incurred, respectively.

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
September 30, 2014
(Unaudited)

consistently applied and the assumptions are reasonable. Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of the Company's valuation control process.
CMBS
CMBS investments are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar real estate securities and the spreads used in the prior valuation. The Company obtains current market spread information where available and uses this information in evaluating and validating the market price of all CMBS. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of September 30, 2014, the Company received broker quotes on each CMBS investment used in determining the fair value. As of September 30, 2014, the Company's CMBS investments have been classified as Level II due to the observable nature of many of the market inputs.
The following table presents the Company's financial instrument carried at fair value in the consolidated balance sheet by its level in the fair value hierarchy as of September 30, 2014 (in thousands):

	Total	Level I	Level II	Level III
CMBS	$38,571	$—	$38,571	$—
Total	$38,571	$—	$38,571	$—
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between levels within fair value hierarchy during the nine months ended September 30, 2014.
The Company is required to disclose the fair value of financial instruments for which it is practicable to estimate the value. The fair value of short-term financial instruments such as cash and cash equivalents, due from affiliates, accounts payable and distributions payable are approximated by their carrying value on the consolidated balance sheets due to their short-term nature.
As of September 30, 2014, the Company had $15.8 million outstanding under the JPM MRA, which bears interest at LIBOR plus a spread. As of September 30, 2014, the weighted average interest rate was 1.446%, including LIBOR. (See Note 5 - Debt). As of September 30, 2014, the Company believes the carrying value of the JPM MRA approximates fair value due to the month-to-month term of the repurchase agreements.
As of September 30, 2014, the Company had $4.0 million outstanding under the Citi MRA, which bears interest at LIBOR plus a spread. As of September 30, 2014, the interest rate was 1.533%, including LIBOR. (See Note 5 - Debt). As of September 30, 2014, the Company believes the carrying value of the Citi MRA approximates fair value due to the month-to-month term of the repurchase agreement.
As of September 30, 2014, the Company had $3.8 million outstanding under the Wells MRA, which bears interest at LIBOR plus a spread. As of September 30, 2014, the interest rate was 1.504%, including LIBOR. (See Note 5 - Debt). As of September 30, 2014, the Company believes the carrying value of the Wells MRA approximates fair value due to the month-to-month term of the repurchase agreement.
As of September 30, 2014, the Company had $53.7 million outstanding under the JPM Repo Facility. As of September 30, 2014, the weighted average interest rate on advances was 3.801%, including LIBOR. As of September 30, 2014, the Company believes the carrying value of the JPM Repo Facility approximates fair value due to the JPM Repo Facility being finalized in close proximity to the balance sheet date.
As of September 30, 2014, the Company had $33.6 million outstanding under the Barclays Repo Facility. As of September 30, 2014, the weighted average interest rate on advances was 2.152%, including LIBOR. As of September 30, 2014, the Company believes the carrying value of the Barclays Repo Facility approximates fair value due to the Barclays Repo Facility being finalized in close proximity to the balance sheet date.

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The fair values of the Company's remaining financial instruments that are not reported at fair value on the consolidated balance sheets are reported below (in thousands):

	Level	Carrying Amount September 30, 2014	Fair Value September 30, 2014
Loans receivable, net	III	$313,532	$314,728
Total		$313,532	$314,728
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

Note 13 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets utilize a gross presentation of repurchase agreements. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of September 30, 2014 (in thousands):

					Gross Amounts Not Offset on the Balance Sheet
Repurchase Agreements	Gross Amounts of Recognized Assets	Gross Amounts of Recognized (Liabilities)	Gross Amounts Offset on the Balance Sheet	Net Amount of Gross Assets (Liabilities) Recognized	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
September 30, 2014	$175,294	$(110,854)	$—	$64,440	$—	$—	$64,440

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

The following table represents the Company's operations by segment for the nine months ended September 30, 2014 (in thousands):

	Total	Real Estate Debt	Real Estate Securities
Interest income	$7,285	$6,922	$363
Discount accretion and (premium) amortization	229	240	(11)
Interest expense	803	696	107
Net income	1,761	2,041	(280)
Total assets	358,442	319,871	38,571
For the purposes of the table above, total expenses have been allocated to the business segments using a percentage derived by using total assets of each business segment as the numerator and total assets of the Company as the denominator.

Note 15 - Subsequent Events

ARC REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Common Stock
As of October 31, 2014, the Company had 13,225,951 shares of common stock outstanding, including shares issued under the DRIP and unvested restricted shares, and has raised total proceeds from the Offering of $328.5 million. As of October 31, 2014, the aggregate value of all share issuances in the Offering was $330.5 million based on a per share value of $25.00 (or $23.75 per share for shares issued under the DRIP).
Total capital raised to date, including shares issued under the DRIP and unvested restricted shares, is as follows (in thousands):

Source of Capital	Inception to September 30, 2014	October 1 to October 31, 2014	Total
Common stock	$281,278	$47,209	$328,487
Distributions Paid
On October 2, 2014, the Company paid a distribution of $1.8 million to stockholders of record during the month of September 2014. Approximately $1.1 million of the distribution was paid in cash, while $0.7 million was used to purchase 30,977 shares for those stockholders that chose to reinvest distributions through the DRIP.
Loans Receivable
Through the filing of this Quarterly Report on Form 10-Q the Company has originated and acquired loans with a total face value of $71.4 million. The loans consist of $57.3 million of first mortgage loans and $14.1 million of mezzanine loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the accompanying unaudited financial statements of ARC Realty Finance Trust, Inc. and the notes thereto, and other financial information included elsewhere in this Quarterly Report on Form 10-Q. As used herein, the terms "we," "our" and "us" refer to ARC Realty Finance Trust, Inc., a Maryland corporation, and, as required by context, to ARC Realty Finance Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to its subsidiaries. We are externally managed by ARC Realty Finance Advisors, LLC (our "Advisor") a Delaware limited liability company.
The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

•	our use of the proceeds of the offering;

•	our business and investment strategy;

•	our ability to make investments in a timely manner or on acceptable terms;

•	current credit market conditions and our ability to obtain long-term financing for our investments in a timely manner and on terms that are consistent with what we project when we invest;

•	the effect of general market, real estate market, economic and political conditions, including the recent economic slowdown and dislocation in the global credit markets;

•	our ability to make scheduled payments on our debt obligations;

•	our ability to generate sufficient cash flows to make distributions to our stockholders;

•	the degree and nature of our competition;

•	the availability of qualified personnel;

•	our ability to qualify and maintain our qualification as a real estate investment trust ("REIT"); and

•	other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "Form 10-K").
In addition, words such as "anticipate," "believe," "expect" and "intend" indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason.
Our investors should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Overview
We were incorporated in Maryland on November 15, 2012 and conduct our operations to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. We are offering for sale a maximum of $2.0 billion of common stock, $0.01 par value per share, on a "reasonable best efforts" basis, pursuant to a registration statement on Form S-11 (the "Offering") filed with the U.S. Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Offering also covers the offer and sale of up to approximately $400.0 million in shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. On May 14, 2013, we commenced business operations after raising in excess of $2.0 million of equity, the amount required for us to release equity proceeds from escrow.
For at least until February 12, 2015, which is two years from the effective date of the Offering, the per share purchase price in the Offering will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and the per share purchase price for shares issued under the DRIP will be $23.75, which is 95% of the purchase price per share in the Offering. As of September 30, 2014, the aggregate value of all the common stock outstanding was $283.2 million based on a per share value of $25.00 (or $23.75 for shares issued under DRIP). Beginning with the filing of our second Quarterly Report on Form 10-Q following February 12, 2015 ("NAV Pricing Date"), we will begin offering shares in the Offering and the DRIP at a per share purchase price that will vary quarterly and will be equal to the net asset value ("NAV") divided by the number of shares outstanding as of the end of the business day immediately preceding the day on which we make our quarterly periodic filing ("per share NAV"). Applicable selling commissions and dealer manager fees will be added to the per share price for shares in our primary offering but not for the DRIP.
We have sold 8,888 shares of common stock to ARC Realty Finance Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by American Realty Capital VIII, LLC (the "Sponsor") for $22.50 per share or a total of $0.2 million. Substantially all of our business will be conducted through ARC Realty Finance Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. We are the sole general partner and hold substantially all of the units of limited partner interests in the OP ("OP units"). Additionally, the Special Limited Partner contributed $2,020 to the OP in exchange for 90 units of limited partner interests in the aggregate OP ownership, which will represent a nominal percentage of the aggregate OP ownership. The limited partner interests have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
We were formed to acquire, originate and manage a diversified portfolio of commercial real estate debt secured by properties located both within and outside the United States. We may also invest in commercial real estate securities and commercial real estate properties. Commercial real estate debt investments may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. Commercial real estate securities may include commercial mortgage-backed securities ("CMBS"), senior unsecured debt of publicly traded REITs, debt or equity securities in other publicly traded real estate companies and collateralized debt obligations ("CDOs").
We have no direct employees. We have retained the Advisor to manage our affairs on a day-to-day basis. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the Offering. The Advisor and Dealer Manager are under common control with the parent of the Sponsor, as a result of which they are related parties and each of them have or will receive compensation and fees for services related to the Offering and the investment and management of our assets. The Advisor and Dealer Manager have or will also receive fees during the offering, acquisition, operational and liquidation stages.

Portfolio
As of September 30, 2014, our portfolio consisted of 28 loans (the "Loans") and seven investments in CMBS. The Loans had a total carrying value of $313.5 million and $30.8 million and our CMBS investments had a fair value of $38.6 million and $5.0 million as of September 30, 2014 and December 31, 2013, respectively. We currently estimate loss rates based on historical realized losses experienced in the industry and takes into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. We recorded a general allowance for loan losses as of September 30, 2014 in the amount of $0.3 million. There are no impaired or specifically reserved loans in the portfolio as of September 30, 2014.
The Loans bear a weighted average coupon of 7.36% and 9.11%, and have a weighted average life of 3.3 and 7.2 years as of September 30, 2014 and December 31, 2013, respectively. During the nine months ended September 30, 2014, we invested $282.6 million in 22 loans including $1.4 million of capitalized acquisition expenses. We recorded interest income of $4.2 million and $6.9 million on the Loans for the three and nine months ended September 30, 2014, respectively, excluding any amortization of discounts or premiums received. For the nine months ended September 30, 2014, we received scheduled principal repayments of $0.1 million on the Loans. To date, we have not sold any Loans.

Our CMBS investments have a weighted average coupon of 3.19% (based on one month London Interbank Offered Rate ("LIBOR") of 0.15%) at September 30, 2014 and 2.92% (based on one month LIBOR of 0.17% at December 31, 2013) as of December 31, 2013. Our CMBS investments have a remaining life of 1.8 and 1.9 years as of September 30, 2014 and December 31, 2013, respectively. We recorded interest income of $0.2 million and $0.4 million on our CMBS investments for the three and nine months ended September 30, 2014, respectively, excluding any amortization of discounts or premiums. To date, we have not sold any CMBS investments.
The following charts break out our portfolio, including CMBS, by the collateral type, geographical region and coupon rate type as of September 30, 2014 and December 31, 2013. The breakout is based on the face value of the investments as of September 30, 2014 and December 31, 2013.

The following charts show the face value by maturity year for the investments in our portfolio as of September 30, 2014 and December 31, 2013.

An investments region classification is defined according to the below map based on the location of investments secured property. Investments secured by multiple properties located in multiple regions are classified as "various".

PACIFIC/MOUNTAIN
GREAT LAKES/NORTH CENTRAL
NORTHEAST
SOUTH CENTRAL
SOUTHEAST

Results of Operations
Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013
Net interest income for the three months ended September 30, 2014 and 2013 were made up of the following (in thousands):

	Three Months Ended September 30,
	2014	2013
Net Interest Income:
Interest income	$4,558	$175
Interest expense	711	8
Net interest income	$3,847	$167
Interest income
Interest income for the three months ended September 30, 2014 and 2013 totaled $4.6 million and $0.2 million, respectively. As of September 30, 2014, our portfolio consisted of 28 loans and seven investments in CMBS. The Loans had a total carrying value of $313.5 million and our CMBS investments had a fair value of $38.6 million, while during the three months ended September 30, 2013 we had made two loan investments with a total carrying value of $14.1 million. The growth in the overall size of the portfolio is the main driver in the increase in interest income, and we anticipate this will continue to be the main driver while we continue to receive invested capital through the Offering.
Interest expense
Interest expense for the three months ended September 30, 2014 and 2013 totaled $0.7 million and $8,156, respectively. As of September 30, 2014 and December 31, 2013, we had total leverage outstanding of $110.9 million and $7.3 million, respectively. Interest expense directly correlates with sources of financing available as well as utilization of those sources. We anticipate continued utilization of leverage as we grow the portfolio during the Offering and as additional sources of leverage become available.

Expenses from operations for the three months ended September 30, 2014 and 2013 were made up of the following (in thousands):

	Three Months Ended September 30,
	2014	2013
Acquisition fees	$1,772	$—
Asset management fee	414	—
Other expenses	18	3
Professional fees	371	28
Board expenses	59	54
Insurance expense	55	55
Loan loss provision	174	$—
Total expenses from operations	$2,863	$140
Expenses from operations
Our expenses from operations were primarily related to asset acquisition fees which will continue to trend parallel with the rate of our originations and acquisitions. During the three months ended September 30, 2014, we originated and acquired loans and CMBS with a face value of $196.3 million and in conjunction with these transactions we expensed $1.8 million of acquisition fees and capitalized $0.9 million in acquisition expenses. During the three months ended September 30, 2013, we had only made two loan investments with an aggregate face value of $14.0 million.
Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013
Net interest income for the nine months ended September 30, 2014 and 2013 were made up of the following (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net Interest Income:
Interest income	$7,514	$242
Interest expense	803	17
Net interest income	$6,711	$225
Interest income
Interest income for the nine months ended September 30, 2014 and 2013 totaled $7.5 million and $0.2 million, respectively. As of September 30, 2014, our portfolio consisted of 28 loans and seven investments in CMBS. The Loans had a total carrying value of $313.5 million and our CMBS investments had a fair value of $38.6 million, while during the nine months ended September 30, 2013, we had only made three loan investments with a face value of $20.5 million. The growth in the overall size of the portfolio is the main driver in the increase in interest income and we anticipate this will continue to be the main driver while we continue to receive invested capital through the Offering.
Interest expense
Interest expense for the nine months ended September 30, 2014 and 2013 totaled $0.8 million and $16,912, respectively. As of September 30, 2014 and December 31, 2013, we had total leverage outstanding of $110.9 million and $7.3 million, respectively. Interest expense directly correlates with sources of financing available as well as utilization of those sources. We anticipate continued utilization of leverage as we grow the portfolio during the Offering.

Expenses from operations for the nine months ended September 30, 2014 and 2013 were made up of the following (in thousands):

	Nine Months Ended September 30,
	2014	2013
Acquisition fees	$2,894	$—
Asset management fee	414	—
Other expenses	360	51
Professional fees	562	46
Board expenses	179	136
Insurance expense	165	110
Loan loss provision	302	—
Total expenses from operations	$4,876	$343
Expenses from operations
Our expenses from operations primarily related to asset acquisition fees which will continue to trend parallel with the rate of our originations and acquisitions. During the nine months ended September 30, 2014, we originated and acquired loans and real estate securities with a face value of $316.4 million and in conjunction with these transactions we expensed $2.9 million of acquisition fees and capitalized $1.5 million in acquisition expenses. During the nine months ended September 30, 2013, we had only made three loan investments with a face value of $20.5 million.

Cash Flows
Cash Flows for the Nine Months Ended September 30, 2014
Net cash provided by operating activities for the nine months ended September 30, 2014 was $1.2 million. Cash inflows were primarily driven by an increase in prepaid and other assets of $0.1 million, an increase in accrued interest receivable of $1.7 million partially offset by an increase in accounts payable and accrued expenses of $0.9 million and net income of $1.8 million.
Net cash used in investing activities for the nine months ended September 30, 2014 was $316.0 million. Cash outflows were primarily driven by originations and acquisitions with $282.6 million and $33.6 million representing our investment in 22 new loans and six new CMBS positions, respectively. These cash outflows were minimally offset by $0.1 million of principal collections on our amortizing investment positions.
Net cash provided by financing activities for the nine months ended September 30, 2014 was $314.9 million. Cash inflows for the period of $246.3 million from the issuance of common stock, $87.3 million from borrowings on the the Uncommitted Master Repurchase Agreement (the "JPM Repo Facility") with JPMorgan Chase Bank, National Association and a Master Repurchase Agreement with Barclays Bank, PLC (the "Barclays Repo Facility") and $23.6 million from net borrowings on our Master Repurchase Agreements (each, an "MRA") with JPMorgan Chase Bank, National Association ("JPM", and such agreement, the"JPM MRA"), Citigroup Global Markets Inc. ("Citi", and such agreement, the "Citi MRA") and Wells Fargo Securities, LLC ("Wells", and such agreement, the "Wells MRA") which were partially offset by the payment of $25.5 million of offering costs, $7.3 million of net repayments on our revolving line of credit with AR Capital, LLC the parent of our Sponsor (the "Revolver") and a repayment of $1.1 million previously advanced from an affiliate.
Cash Flows for the Nine Months Ended September 30, 2013
Net cash provided by operating activities for the nine months ended September 30, 2013 was $0.2 million. Cash inflows were primarily driven by our net loss of $0.1 million and an increase in prepaids and accrued receivables of $0.3 million, partially offset by an increase in accounts payable and accrued expenses of $0.7 million.
Net cash used in investing activities for the nine months ended September 30, 2013 was $18.1 million. Cash outflows were primarily driven by the acquisition of three loan investments.
Net cash provided by financing activities for the nine months ended September 30, 2013 was $18.0 million. Cash inflows for the period of $14.0 million from the issuance of common stock, $5.8 million from net borrowings on our Revolver, and $0.9 million advanced from an affiliate which were partially offset by the payment of $2.7 million of offering costs.

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
On June 18, 2014, we through our indirect wholly-owned subsidiary, ARC RFT JPM Loan, LLC, entered into the JPM Repo Facility. The JPM Repo Facility provides up to $150.0 million in advances, subject to adjustment, which we expect to use to finance the acquisition or origination of eligible loans, including first mortgage loans, junior mortgage loans, mezzanine loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 2.25% to 4.50%, depending on the attributes of the purchased assets. The initial maturity date of the JPM Repo Facility is June 18, 2016, with a one-year extension at our option, which may be exercised upon the satisfaction of certain conditions. As of September 30, 2014, there was $53.7 million of principal outstanding on the JPM Repo Facility.
On September 5, 2014, we entered into the Barclays Repo Facility. The Barclays Repo Facility provides up to $150.0 million in advances, subject to adjustment, which we expect to use to finance the acquisition or origination of eligible loans, including first mortgage loans, junior mortgage loans, mezzanine loans and participation interests therein. Advances under the Barclays Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 2.00% to 2.50%, depending on the attributes of the purchased assets. The initial maturity date of the Barclays Repo Facility is September 3, 2015, with four six-month extensions at the Company’s option, which may be exercised upon the satisfaction of certain conditions. As of September 30, 2014, we had $33.6 million outstanding under the Barclays Repo Facility.
On January 2, 2014, we entered into the JPM MRA. The JPM MRA provides us with the ability to sell real estate securities to JPM for liquidity while providing a fixed repurchase price for the same real estate securities in the future. As of September 30, 2014, there was $15.8 million outstanding under the JPM MRA.
On February 7, 2014, we entered into the Citi MRA. The Citi MRA provides us with the ability to sell real estate securities to Citi for liquidity while providing a fixed repurchase price for the same real estate securities in the future. As of September 30, 2014, there was $4.0 million outstanding under the Citi MRA.
On July 23, 2014, we entered into the Wells MRA. The Wells MRA provides us with the ability to sell real estate securities to Wells for liquidity while providing a fixed repurchase price for the same real estate securities in the future. As of September 30, 2014, there was $3.8 million outstanding under the Wells MRA.
We expect to use additional debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total ‘‘net assets’’ (as defined by the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 45% of the aggregate fair market value of our assets (calculated after the close of the Offering and once we have invested substantially all the proceeds of the Offering), unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation, however, will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions.

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
The below table shows the distributions paid on shares outstanding during the nine months ended September 30, 2014 (in thousands, except share data):

Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2014	1,458,470	$140	$74
February 3, 2014	1,973,014	171	85
March 3, 2014	2,693,391	212	106
April 1, 2014	3,273,194	304	163
May 1, 2014	4,121,621	353	206
June 2, 2014	5,363,713	451	282
July 2, 2014	6,948,298	570	356
August 2, 2014	8,917,018	758	485
September 2, 2014	10,567,346	950	628
Total		$3,909	$2,385
______________________________________________________________________________________________
(1) Represents the weighted average shares outstanding for the period related to the respective payment date.
The following table shows the sources for the payment of distributions to common stockholders for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Distributions:
Cash distributions paid	$2,278		$54		$3,909		$54
Distributions reinvested	1,469		44		2,385		44
Total distributions	$3,747		$98		$6,294		$98
Source of distribution coverage:
Cash flows provided by operations	$52	1.4%	$54	55.2%	$1,160	18.4%	$54	55.1%
Proceeds from issuance of common stock	2,226	59.4%	—	—%	2,749	43.7%	—	—%
Common stock issued under DRIP	1,469	39.2%	44	44.8%	2,385	37.9%	44	44.9%
Total sources of distributions	$3,747	100.0%	$98	100.0%	$6,294	100.0%	$98	100.0%
Cash flows provided by operations (GAAP)	$1,075		$297		$1,160		$219
Net income (GAAP)	$951		$27		$1,761		$(118)

The following table compares cumulative distributions paid to cumulative net income (in accordance with GAAP) for the period from November 15, 2012 (date of inception) through September 30, 2014 (in thousands):

For the Period from November 15, 2012 (date of inception) to
September 30, 2014
Distributions paid:
Common stockholders in cash	$4,193
Common stockholders pursuant to DRIP / offering proceeds	2,574
Total distributions paid	$6,767

Reconciliation of net income:
Net interest income	$7,454
Acquisition fees	(2,894)
Other operating expenses	(2,713)
Net income (in accordance with GAAP)	$1,847

Cash flows provided by operations	$1,936

Non-GAAP Financial Measures
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT") and the Investment Program Association ("IPA") industry trade groups, have each promulgated measures respectively known as FFO and modified funds from operations ("MFFO"), which we believe to be appropriate supplemental measures to reflect the operating performance of a REIT. The use of FFO and MFFO is recommended by the REIT industry as supplemental performance measures. FFO and MFFO are not equivalents to our net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of depreciable property, property and asset impairment write-downs, real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our business plan is to operate as a mortgage REIT with our portfolio consisting of real estate loan investments and investments in real estate securities. We will typically have no FFO adjustments to our net income or loss computed in accordance with GAAP as a result of operating as a mortgage REIT. Although we have the ability to acquire real property, we have not acquired any at this time and as such have not had any FFO adjustments to our net income or loss computed in accordance with GAAP.
Publicly registered, non-listed REITs typically operate differently from traded REITs because they generally have a limited life followed by a liquidity event or other targeted exit strategy. Non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation as compared to later years when the proceeds from their continuous public offering have been fully invested and when the company is seeking to implement a liquidity event or other exit strategy. However, it is likely that we will make investments past the acquisition stage, albeit at a substantially lower pace.
The origination and acquisition of debt investments is a key operating feature of our business plan that results in the generation of income and cash flows in order to make distributions to stockholders. Acquisition fees paid to our Advisor and acquisition expenses reimbursed to our Advisor in connection with the origination and acquisition of debt investments are evaluated in accordance with GAAP to determine if they should be expensed in the period incurred or capitalized and amortized over the life of the investment. Acquisition fees and acquisition expenses that are deemed to be expensed in the period incurred are included in the computation of net income or loss from operations. The amortization of acquisition fees and acquisition expenses that are deemed to be capitalizable are included in the computation of net income or loss from operations. All such acquisition fees and acquisition expenses are paid in cash when incurred that would otherwise be available to distribute to our stockholders. In the event that proceeds from the Offering are not sufficient to fund the payment of acquisition fees and the reimbursement of acquisition expenses to our Advisor, such fees and expenses would be paid from other sources, including new financing, operating cash flow, net proceeds from the sale of investments or from other cash flows. We believe that acquisition fees and acquisition expenses incurred by us negatively impact our operating performance during the period in which such investments are originated or acquired by reducing cash flows and therefore the potential distributions to stockholders. However, we only add-back acquisition fees and acquisition expenses reflected in net income or loss from operations in the current period.
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010 - 01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. We define MFFO as FFO further adjusted for the following items, as applicable: acquisition fees; accretion of discounts and amortization of premiums and other loan expenses on debt investments; fair value adjustments on real estate related investments such as commercial real estate securities or derivative investments included in net income; impairments of real estate related investments, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses from fair value adjustments on real estate securities, including commercial mortgage backed securities and other securities, interest rate swaps and other derivatives not deemed to be hedges and foreign exchanges holdings; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums and other loan expenses on debt investments, unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we will be responsible for managing interest rate, hedge and foreign exchange risk, we expect to retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of our core operations.
Our MFFO calculation excludes impairments of real estate related investments, including loans. We assess the credit quality of our investments and adequacy of loan loss reserves on a quarterly basis, or more frequently as necessary. For loans classified as held-for-investment, we establish and maintain a general allowance for loan losses inherent in our portfolio at the reporting date and, where appropriate, a specific allowance for loan losses for loans we have determined to be impaired at the reporting date. An individual loan is considered impaired when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Real estate related securities are evaluated for other-than-temporary impairment when the fair value of a security falls below its net amortized cost. Significant judgment is required in this analysis. We consider the estimated net recoverable value of the loan or security as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Fair value is typically estimated based upon discounting the expected future cash flows of the underlying collateral taking into consideration the discount rate, capitalization rate, occupancy, creditworthiness of major tenants and many other factors. This requires significant judgment and because it is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a specific allowance for loan losses is recorded. In the case of real estate securities, all or a portion of a deemed impairment may be recorded. Due to our limited life, any allowance for loan losses or impairment of real estate securities recorded may be difficult to recover.
MFFO is a metric used by management to evaluate our performance against other non-traded REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter and is not intended to be used as a liquidity measure. Although management uses the MFFO metric to evaluate future operating performance, this metric excludes certain key operating items and other adjustments that may affect our overall operating performance. MFFO is not equivalent to net income or loss as determined under GAAP. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors.
We believe that MFFO is a useful non-GAAP measure for non-traded REITs. It is helpful to management and stockholders in assessing our future operating performance once our organization and offering and acquisition and development stages are complete, because it eliminates from net income non-cash fair value adjustments on our real estate securities and acquisition fees and acquisition expenses that are incurred as part of our investment activities. However, MFFO may not be a useful measure of our operating performance or as a comparable measure to other typical non-traded REITs if we do not continue to operate in a similar manner to other non-traded REITs, including if we were to extend our acquisition and development stage or if we determined not to pursue an exit strategy.

However, MFFO does have certain limitations. For instance, the effect of any amortization or accretion on investments originated or acquired at a premium or discount, respectively, is not reported in MFFO. In addition, realized gains or losses from acquisitions and dispositions and other adjustments listed above are not reported in MFFO, even though such realized gains or losses and other adjustments could affect our operating performance and cash available for distribution. Stockholders should note that any cash gains generated from the sale of investments would generally be used to fund new investments. Any mark-to-market or fair value adjustments may be based on many factors, including current operational or individual property issues or general market or overall industry conditions.
Neither FFO nor MFFO is equivalent to net income or loss or cash flow provided by operating activities determined in accordance with GAAP and should not be construed to be more relevant or accurate than the GAAP methodology in evaluating our operating performance. Neither FFO nor MFFO is necessarily indicative of cash flow available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Furthermore, neither FFO nor MFFO should be considered as an alternative to net income or loss as an indicator of our operating performance.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.
The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the three and nine months ended September 30, 2014 and September 30, 2013 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Funds From Operations:
Net income (loss)	$951	$27	$1,761	$(118)
Funds from operations	$951	$27	$1,761	$(118)
Modified Funds From Operations:
Funds from operations	$951	$27	$1,761	$(118)
Amortization of premiums, discounts and fees on investments, net	(180)	(38)	(282)	(58)
Acquisition fees and acquisition expenses (1)	1,772	—	2,894	—
Loan loss provision	174	—	302	—
Modified funds from operations	$2,717	$(11)	$4,675	$(176)
(1) Beginning in the third quarter of 2014, we are adding back to funds from operations only those acquisition fees and expenses that have been reflected in current period income. In prior filings, as previously disclosed, all acquisition fees and expenses were added back under this caption in the period paid. Comparative periods have been changed to reflect the current presentation.

Significant Accounting Estimates and Critical Accounting Policies
Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. As our expected operating plans occur, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

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
Acquisition Fees and Expenses
We incur acquisition fees and acquisition expenses payable to the Advisor. We pay the Advisor an acquisition fee based on principal amount funded by the Company to acquire or originate commercial real estate loan investments or on the anticipated net equity funded by us to acquire real estate securities. Acquisition fees paid to our Advisor and acquisition expenses reimbursed to our Advisor in connection with the origination and acquisition of loan investments and acquisition of real estate securities are evaluated in accordance with GAAP to determine if they should be expensed in the period incurred or capitalized and amortized over the life of the investment.
Loans Receivable
Commercial real estate loans are intended to be held until maturity and, accordingly, are carried at cost, net of unamortized acquisition expenses, discounts or premiums and unfunded commitments. Real estate debt investments that are deemed to be impaired will be carried at amortized cost less a specific allowance for loan losses. Interest income is recorded on the accrual basis and related discounts, premiums, and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in our consolidated statements of operations. Guaranteed loan exit fees are receivable upon maturity of the associated loan and are as such accreted over the life of the investment using the effective interest method. The accretion of guaranteed loan exit fees is recognized in interest income in our consolidated statements of operations and the associated receivable is included in the consolidated balance sheet.
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
As of September 30, 2014, we have originated or acquired loans with a face value at acquisition of approximately $317.4 million for an initial investment amount of approximately $313.4 million in 28 loan investments, all of which were performing as of September 30, 2014. We have established a $0.3 million allowance for loan losses as of September 30, 2014. There are no specifically reserved loans in the portfolio as of September 30, 2014.
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
Real Estate Securities
On the acquisition date, all of our commercial real estate securities will be classified as available for sale, and will be carried at fair value, with any unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. However, we may elect the fair value option for certain of our available for sale real estate securities, and as a result, any unrealized gains or losses on such real estate securities will be recorded as unrealized gains or losses on investments in our consolidated statement of operations. Related discounts, premiums, and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the consolidated statements of operations.
Impairment Analysis of Real Estate Securities
Commercial real estate securities for which the fair value option has not been elected will be periodically evaluated for other-than-temporary impairment. If the fair value of a security is less than its amortized cost, the security will be considered impaired. Impairment of a security will be considered to be other-than-temporary when (i) the Advisor has the intent to sell the impaired security; (ii) it is more likely than not we will be required to sell the security; or (iii) the Advisor does not expect to recover the entire amortized cost of the security. If the Advisor determines that an other-than-temporary impairment exists and a sale is likely to occur, the impairment charge will be recognized as an "Impairment of assets" on our consolidated statement of operations. If a sale is not expected to occur, the portion of the impairment charge related to credit factors will be recorded as an "Impairment of assets" on our consolidated statement of operations with the remainder recorded as an unrealized gain or loss on investments reported as a component of accumulated other comprehensive income or loss.
Commercial real estate securities for which the fair value option has been elected will not be evaluated for other-than-temporary impairment as changes in fair value are recorded in our consolidated statement of operations.
Income Taxes
We conduct our operations to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax as long as we distribute at least 90% of our REIT taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. However, even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income.

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
Organization and Offering Costs
Our Advisor, or its affiliates, is entitled to receive reimbursement for costs paid on our behalf in connection with the Offering. We are obligated to reimburse our Advisor, or its affiliates, as applicable, for organization and offering costs to the extent the organization and offering costs do not exceed 2.0% of gross proceeds from the Offering. Our Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed $40.0 million, or 2.0% of the total proceeds available to be raised from the Offering. We shall not reimburse our Advisor for any organization and offering costs that our independent directors determine are not fair and commercially reasonable to us.
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
Asset Management Fee
Our Advisor, or its affiliates, receives a monthly asset management fee equal to one-twelfth of 0.75% of the cost of our assets. Commencing on the NAV pricing date, the asset management fee will be based on the lower of the cost of our assets and the fair value of our assets (fair value will consist of the market value of each portfolio investment as determined in accordance with our valuation guidelines). The amount of the asset management fee will be reduced to the extent that the amount of distributions declared during the six month period ending on the last day of the calendar quarter immediately preceding the date such asset management fee is payable, exceeds the funds from operations ("FFO"), as adjusted, for the same period.
Asset Acquisition Fee
Our Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the principal amount funded by us to acquire or originate commercial real estate loan investments and 1.0% of the anticipated net equity funded by the us to acquire real estate securities.
Asset Acquisition Expense
Our Advisor, or its affiliates, may be also be reimbursed for acquisition expenses incurred related to selecting, evaluating, originating and acquiring investments on our behalf and we may incur third party acquisition expenses. We reimburse the Advisor, or its affiliates, up to 0.5% of the principal amount funded by us to acquire or originate commercial real estate loan investments and up to 0.5% of the anticipated net equity funded by us to acquire real estate securities investments. In no event will the total of all acquisition fees and acquisition expenses exceed 4.5% of the principal amount funded with respect to the Company's total portfolio including subsequent fundings to investments in the Company's portfolio.
Asset Disposition Fee
We will pay to our Advisor, or its affiliates, a disposition fee of 1.0% of the contract sales price of each commercial real estate loan or other investment sold, including real estate securities or collateralized debt obligations issued by our subsidiary as part of a securitization transaction. We will not be obligated to pay a disposition fee upon the maturity, prepayment, workout, modification or extension of commercial real estate debt unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a loan, we will pay a disposition fee upon the sale of such property.
Realty Capital Securities, LLC and its Affiliates
Selling Commissions and Dealer Manager Fees
Pursuant to a dealer manager agreement, we pay our Dealer Manager selling commissions of up to 7.0% of gross proceeds from the Offering, all of which are reallowed to participating broker-dealers. In addition, we pay our Dealer Manager a dealer manager fee of 3.0% of gross proceeds from our Primary Offering, a portion of which may be reallowed to participating broker-dealers. A participating broker-dealer may elect to receive a selling commission equal to 7.5% of the gross proceeds from the sale of shares, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds. No selling commissions or dealer manager fees are paid for sales under our DRIP.
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

Total Costs Incurred Due to Related Party Arrangements
The table below shows the costs incurred due to related party arrangements during the three and nine months ended September 30, 2014 and the associated payable as of September 30, 2014 and December 31, 2013. See Note 9 - Related Party Transactions and Arrangements for further detail (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2014	2013	2014	2013	September 30, 2014	December 31, 2013
Total commissions and fees incurred from the Dealer Manager in connection with the offering	$12,568	$940	$23,395	$960	$231	$12
Total compensation and reimbursement for services provided by the Advisor and affiliates in connection with the offering	466	227	1,277	862	1,383	1,047
Acquisition fees and related expense reimbursements in connection with operations	2,657	209	4,349	268	—	202
Advisory and investment banking fee	135	152	405	181	—	316
Asset management fee	414	—	414	—	414	—
Total	$16,240	$1,528	$29,840	$2,271	$2,028	$1,577
The payables as of September 30, 2014 and December 31, 2013 in the table above are included in accounts payable and accrued expenses on our consolidated balance sheets.

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
As of September 30, 2014, our portfolio included 25 variable rate investments based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity (in thousands):

Change in Interest Rates	Estimated Change in Interest Income Net of Interest Expense	Estimated Percentage Change in Interest Income Net of Interest Expense
(-) 25 Basis Points (1)	$(22,906)	(0.34)%
Base Interest Rate	$—	—%
(+) 50 Basis Points	$203,530	3.03%
(+) 100 Basis Points	$407,060	6.06%
______________________________________________________
(1) Reduction cannot cause LIBOR rates to fall below zero.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) during the nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Recent disclosures made by American Realty Capital Properties, Inc., or ARCP, an entity previously sponsored by the parent of our sponsor, regarding certain accounting errors have led to the temporary suspension of selling agreements by certain soliciting dealers.
ARCP recently filed a Form 8-K announcing that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon as a result of certain accounting errors that were identified but intentionally not corrected, and other AFFO and financial statement errors that were intentionally made. These accounting errors resulted in the resignations of ARCP’s former chief financial officer and its former chief accounting officer. ARCP has initiated an investigation into these matters that is ongoing; no assurance can be made regarding the outcome of the investigation. ARCP’s former chief financial officer is one of the non-controlling owners of the parent of our sponsor, but does not have a role in the management of our sponsor’s or our business.
As a result of this announcement, a number of broker-dealer firms that had been participating in the distribution of offerings of public, non-listed REITs sponsored directly or indirectly by the parent of our sponsor have temporarily suspended their participation in the distribution of those offerings, including ours. These temporary suspensions, as well as any future suspensions, could have a material adverse effect on our ability to raise additional capital. We cannot predict the length of time these temporary suspensions will continue, or whether such soliciting dealers will reinstate their participation in the distribution of the Offering. In addition, future announcements by ARCP with respect to its ongoing investigation may have an adverse effect on our ability to raise capital. See "—If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of an investment in us will fluctuate with the performance of the specific investments we acquire."

If we are unable to raise substantial funds, we will be limited in the number and type of investments we may make and the value of an investment in us will fluctuate with the performance of the specific investments we acquire.

The Offering is being made on a reasonable best efforts basis, whereby the brokers participating in the Offering are only required to use their reasonable best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. As a result, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a broadly diversified portfolio. Additionally, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. An investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments.

In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.
Our stockholders’ interest in us may be diluted if the price we pay in respect of shares repurchased under our share repurchase program, or SRP, exceeds the net asset value, at such time as we calculate the NAV of our shares.
The prices we may pay for shares repurchased under our SRP may exceed the NAV of such shares at the time of repurchase, which may reduce the NAV of the remaining shares.
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
Our cash flows provided by operations were approximately $1.2 million for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we paid distributions of approximately $6.3 million, of which approximately $5.1 million, or 81.6%, was funded from proceeds from common stock issued under the DRIP and offering proceeds. During the nine months ended September 30, 2014, cash flows from operations included an increase in accounts payable and accrued expenses of approximately $0.9 million, as reflected on the statement of cash flows. Accordingly, if these accounts payable and accrued expenses had been paid during the nine months ended September 30, 2014 there would have been approximately $0.9 million less in cash flow from operations available to pay distributions. Additionally, we may in the future continue to pay distributions from sources other than from our cash flows from operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the three months ended September 30, 2014.
On February 12, 2013, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-186111) filed under the Securities Act and we commenced the Offering on a "reasonable best efforts" basis of up to a maximum of $2.0 billion of common stock, consisting of up to 80.0 million shares. The Registration Statement also registers approximately 16.8 million shares of common stock pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of September 30, 2014, we have issued 11,334,796 shares of our common stock, including shares issued pursuant to the DRIP and have raised $278.6 million of offering proceeds, excluding shares pursuant to the DRIP and share-based compensation.
The following table reflects the offering costs associated with the issuance of common stock (in thousands):

As of September 30, 2014
Selling commissions and dealer manager fees	$26,100
Other offering expenses	5,345
Total offering expenses	$31,445
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers.
We are responsible for the organizational and offering costs of the Offering, excluding commissions and dealer manager fees, up to a maximum of 2.0% of the gross proceeds received from the Offering, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor's responsibility. As of September 30, 2014, organizational and offering costs did not exceed 2.0% of gross proceeds received from the Offering.
As of September 30, 2014, our net offering proceeds, after deducting the total offering expenses outlined above, were approximately $247.2 million. We used the net offering proceeds from the Offering and other financing sources to acquire 28 loans and seven investments in CMBS with a total carrying value of $313.5 million for our loans and our CMBS investments had a fair value of $38.6 million as of September 30, 2014.
As of September 30, 2014, no shares of common stock had been repurchased or requested to be repurchased under the SRP. We fund repurchases from proceeds from the sale of common stock.

Item 3. Defaults upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.10 (1)	Guarantee Agreement, dated as of June 18, 2014, between ARC Realty Finance Trust, Inc. and JPMorgan Chase Bank, National Association.
10.11 (1)	Master Repurchase Agreement, dated as of September 5, 2014, between ARC RFT BB Loan, LLC and Barclays Bank PLC.
10.12 (1)	Guaranty, dated as of September 5, 2014, between ARC Realty Finance Trust, Inc. and Barclays Bank PLC.
31.1 *	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from ARC Realty Finance Trust, Inc.'s Quarterly Report on Form 10-Q for the nine months ended September 30, 2014 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________________________________

*	Filed herewith
(1)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 8 to our Registration Statement on Form S-11 filed with the SEC on October 8, 2014.

ARC REALTY FINANCE TRUST, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC REALTY FINANCE TRUST, INC.

Dated: November 14, 2014	By: /s/ Nicholas S. Schorsch Name: Nicholas S. Schorsch Title: Chairman and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2014	By: /s/ Nicholas Radesca Name: Nicholas Radesca Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)