Form 10-K
period 2014-12-31
Realty Finance Trust, Inc.
filed 2015-04-24
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2014
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-55188
REALTY FINANCE TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-1406086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Avenue, 14th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant's shares of common stock. The registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to its Registration Statement on Form S-11 (File No. 333-186111), which shares are being sold at $25.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was $146.3 million based on a per share value of $25.00.
The number of outstanding shares of the registrant's common stock on March 15, 2015 was 18,570,444 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

REALTY FINANCE TRUST, INC.

FORM 10-K
Year Ended December 31, 2014

i

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Realty Finance Trust, Inc. (formerly ARC Realty Finance Trust, Inc.) ("we," "our" or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have a limited operating history and Realty Finance Advisors, LLC, our affiliated advisor (the "Advisor"), has limited experience operating a public company. This inexperience makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our Advisor, our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager"), and other American Realty Capital affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
While we are raising capital and investing the proceeds of our public offering of common stock (the "Offering"), the competition for the type of investments we desire to acquire may cause our distributions and the long-term returns of our investors to be lower than they otherwise would be.

•	No public trading market currently exists, or may ever exist, for shares of our common stock and our shares are, and may continue to be, illiquid.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•
We may not generate cash flows sufficient to pay our distributions to stockholders, as such, we may be forced to borrow at higher rates or depend on our Advisor to waive reimbursements of certain expenses and fees to fund our operations.

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

ii

PART I
Item 1. Business
Realty Finance Trust, Inc. (formerly ARC Realty Finance Trust, Inc.) was incorporated in Maryland on November 15, 2012 and conducts its operations to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. Substantially all of our business is conducted through Realty Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. Realty Finance Advisors, LLC is our affiliated advisor. We are the sole general partner and directly or indirectly hold all of the units of limited partner interests in the OP. Additionally, our Advisor contributed $1,000 to us in exchange for 1,000 convertible shares of Realty Finance Trust, Inc. The convertible shares will automatically convert to shares of our common stock upon the first occurrence of any of the following triggering events, (each a "Triggering Event"): (i) we have paid total distributions on the then-outstanding shares of our common stock in an amount equal to or in excess of the sum of the invested capital (as defined in our charter) plus an aggregate 6.0% cumulative, pre-tax, non-compounded, annual return on such invested capital, (ii) a listing of our shares of common stock on a national securities exchange and (iii) the termination of our advisory agreement under certain circumstances.
We were formed to originate, acquire and manage a diversified portfolio of commercial real estate debt secured by properties located both within and outside of the United States. We may also invest in commercial real estate securities. Commercial real estate debt investments may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. Commercial real estate securities may include commercial mortgage-backed securities (“CMBS”), senior unsecured debt of publicly traded REITs, debt or equity securities of other publicly traded real estate companies and collateralized debt obligations (“CDOs”).
We have no direct employees. We have retained the Advisor to manage our affairs on a day-to-day basis. The Dealer Manager is an affiliate of American Realty Capital VIII, LLC (the "Sponsor") and serves as the dealer manager of the Offering. Our Advisor and Dealer Manager are related parties and receive compensation and fees for services related to the Offering and the investment and management of our assets. Our Advisor and Dealer Manager receive fees during the offering, acquisition, operational and liquidation stages.
Investment Objectives
We plan to implement policies and strategies to achieve our primary investment objectives:

•	to pay attractive and stable cash distributions to stockholders; and

•	to preserve and return stockholders’ invested capital.
Investment Strategies and Policies
Our strategy is to originate, acquire and manage a diversified portfolio of commercial real estate debt, including first mortgage loans, subordinate loans, mezzanine loans and participations in such loans. We expect that our portfolio of debt investments will be secured by real estate located both within and outside of the United States and diversified by property type and geographic location. We may also invest in commercial real estate securities, such as CMBS, senior unsecured debt of publicly-traded REITs and CDO notes.
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
Commercial Real Estate Debt
We originate, fund, acquire and structure commercial real estate debt, including first mortgage loans, mezzanine loans, bridge loans, and other loans related to commercial real estate. We may also acquire some equity participations in the underlying collateral of commercial real estate debt. We structure, underwrite, and originate most of our investments. We use conservative underwriting criteria to focus on risk adjusted returns based on several factors which may include, the leverage point, debt service coverage and sensitivity, lease sustainability studies, market and economic conditions, quality of the underlying collateral and location, reputation and track record of the borrower, and a clear exit or refinancing plan for the borrower. Our underwriting process involves comprehensive financial, structural, operational, and legal due diligence to assess any risks in connection with making such investments so that we can optimize pricing and structuring. By originating loans directly, we are able to structure and underwrite loans that satisfy our standards, establish a direct relationship with the borrower, and utilize our own documentation. Described below are some of the types of loans we may originate or acquire. In addition, although we generally prefer the benefits of new origination, market conditions can create situations where holders of commercial real estate debt may be in distress and are therefore willing to sell at prices that compensate the buyer for the lack of control typically associated with directly structured investments.

First Mortgage Loans
First mortgage loans generally finance the acquisition, refinancing or rehabilitation of commercial real estate. First mortgage loans may be either short (one-to-five years) or long (up to ten years) term, may be fixed or floating rate, and are predominantly current-pay loans. We may originate or acquire current-pay first mortgage loans backed by properties that fit our investment strategy. We may selectively syndicate portions of these loans, including senior or junior participations that will effectively provide permanent financing or optimize returns which may include retained origination fees.
First mortgage loans provide for a higher recovery rate and lower defaults than other debt positions due to the lender's favorable control features which at times means control of the entire capital structure. Because of these attributes, this type of investment receives favorable treatment from third-party rating agencies and financing sources, which should increase the liquidity of these investments. However, these loans typically generate lower returns than subordinate debt, such as subordinate loans and mezzanine loans, commonly referred to as B-notes.
B-notes
B- notes consist of subordinate mortgage loans, including structurally subordinated first mortgage loans and junior participations in first mortgage loans or participations in these types of assets. Like first mortgage loans, these loans generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. Subordinated mortgage loans or B-notes may be either short (one-to-five years) or long (up to ten years) term, may be fixed or floating rate, and are predominantly current-pay loans. We may originate or acquire current-pay subordinated mortgage loans or B-notes backed by high quality properties that fit our investment strategy. We may create subordinated mortgage loans by tranching our directly originated first mortgage loans generally through syndications of senior first mortgages or buy such assets directly from third party originators. Due to the current credit market disruption and resulting dearth of capital available in this part of the capital structure, we believe that the opportunities to both directly originate and to buy subordinated mortgage investments from third parties on favorable terms will continue to be attractive.
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
Mezzanine Loans
Mezzanine loans are secured by one or more direct or indirect ownership interests in an entity that directly or indirectly owns commercial real estate and generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. Mezzanine loans may be either short (one-to-five years) or long (up to ten years) term and may be fixed or floating rate. We may originate or acquire mezzanine loans backed by properties that fit our investment strategy. We may own such mezzanine loans directly or we may hold a participation in a mezzanine loan or a sub-participation in a mezzanine loan. These loans are predominantly current-pay loans (although there may be a portion of the interest that accrues) and may provide for participation in the value or cash flow appreciation of the underlying property as described below. With the credit market disruption and resulting dearth of capital available in this part of the capital structure, we believe that the opportunities to both directly originate and to buy mezzanine loans from third parties on favorable terms will continue to be attractive.
Equity Participations or “Kickers”
We may pursue equity participation opportunities in connection with our commercial real estate debt originations if we believe that the risk-reward characteristics of the loan merit additional upside participation related to the potential appreciation in value of the underlying assets securing the loan. Equity participations can be paid in the form of additional interest, exit fees, percentage of sharing in refinance or resale proceeds or warrants in the borrower. Equity participation can also take the form of a conversion feature, sometimes referred to as a "kicker," which permits the lender to convert a loan or preferred equity investment into common equity in the borrower at a negotiated premium to the current net asset value of the borrower. We expect to generate additional revenues from these equity participations as a result of excess cash flows being distributed or as appreciated properties are sold or refinanced.
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
Borrowing Strategies and Policies
In addition to raising capital in our Offering, our financing strategy includes secured repurchase agreement facilities for loans and securities assets. In addition to our current mix of financing sources, we may also access additional forms of financings, including credit facilities, securitizations and public and private, secured and unsecured debt issuances by us or our subsidiaries.
We employ conservative levels of borrowing in order to provide more cash available for investment and to generate improved returns. We believe that careful use of leverage will help us to achieve our diversification goals and potentially enhance the returns on our investments. We expect that once we have fully invested the proceeds of our Offering, our financing will generally not exceed 45% of the greater of the cost or aggregate fair market value of our assets, although it may exceed this level as we are building our portfolio or otherwise. Our charter precludes us from borrowing in excess of an amount that is generally expected to approximate 75% of the aggregate cost of our investments before deducting loan loss reserves, other non-cash reserves, and depreciation. However, we may borrow in excess of these amounts if such excess is approved by our board of directors, including a majority of our independent directors, and disclosed to stockholders in our next quarterly report along with justification for the excess. Our board of directors reviews our aggregate borrowings at least quarterly to ensure the amount remains reasonable in relation to our net assets and may from time-to-time modify our leverage policy in light of then-current economic conditions, relative costs of debt and equity capital, fair value of our assets, growth and acquisition opportunities or other factors they deem appropriate.
Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2013. As a REIT, we generally will not be subject to federal corporate income tax as long as we distribute at least 90% of our REIT taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income.
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

Employees
As of December 31, 2014, we had no direct employees. The employees of the Advisor and other affiliates perform a full range of real estate services for us, including acquisitions, accounting, legal, asset management, wholesale brokerage, and investor relations services. We are dependent on these affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, and proxy statements, with the U.S. Securities and Exchange Commission (the "SEC"). We also filed with the SEC our Registration Statement in connection with our current Offering. Individuals may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at www.sec.gov that contains reports, proxy statements and information statements, and other information, which may be obtained free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us at www.realtyfinancetrust.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A. Risk Factors
Risks Related to an Investment in Realty Finance Trust, Inc.
We have a limited operating history and the prior performance of other real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.
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
Our prospects should be considered in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment strategies;

•	increase awareness of the Realty Finance Trust, Inc. name within the investment products market;

•	expand and maintain our network of licensed securities brokers and other agents;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments as well as for potential investors; and

•	continue to build and expand our operations structure to support our business.
There can be no assurance that we will succeed in achieving these goals.
Stockholders may be more likely to sustain a loss on their investment because our Sponsor does not have as strong an economic incentive to avoid losses as does a sponsor who has made significant equity investments in its company.
Our Sponsor has only invested $200,000 in us through the purchase of 8,888 shares of our common stock at $22.50 per share, reflecting no selling commission or dealer manager fees paid in connection with such sale. The Sponsor or any affiliate may not sell this initial investment for so long as an affiliate of our Sponsor remains our Advisor but may transfer the shares to other affiliates. After reimbursement of our Sponsor for our significant organization and offering expenses, our Sponsor will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our Sponsor does not have as strong an economic incentive to prevent a decrease in the value of our shares as do those sponsors who make more significant equity investments in the investment programs they are sponsoring.
Disclosures made by American Realty Capital Properties, Inc., an entity previously sponsored by the parent of our Sponsor, may adversely affect our ability to raise substantial funds.
On October 29, 2014, American Realty Capital Properties, Inc. (“ARCP”) announced that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon. This conclusion was based on the preliminary findings of an investigation conducted by

ARCP’s audit committee which concluded that certain accounting errors were made by ARCP personnel that were not corrected after being discovered, resulting in an overstatement of adjusted funds from operations ("AFFO") and an understatement of ARCP’s net loss for the three and six months ended June 30, 2014. ARCP also announced the resignation of its chief accounting officer and its chief financial officer. ARCP’s former chief financial officer also is one of the non-controlling owners of the parent of our Sponsor, but does not have a role in managing our business or our Sponsor’s business. In December 2014, ARCP announced the resignation of its executive chairman, who was also the chief executive officer and chairman of our board of directors until his resignation on November 19, 2014.
On March 2, 2015, ARCP announced the completion of its audit committee’s investigation and filed amendments to its Form 10-K for the year ended December 31, 2013 and its Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, which are available at the internet site maintained by the SEC, www.sec.gov. According to these filings, these amendments corrected errors in ARCP’s financial statements and in its calculation of AFFO that resulted in overstatements of AFFO for the years ended December 31, 2011, 2012 and 2013 and the quarters ended March 31, 2013 and 2014 and June 30, 2014 and described certain results of its investigations, including matters relating to payments to, and transactions with, affiliates of the parent of our Sponsor and certain equity awards to certain officers and directors. In addition, ARCP disclosed that the audit committee investigation had found material weaknesses in ARCP’s internal control over financial reporting and its disclosure controls and procedures. ARCP also disclosed that the SEC has commenced a formal investigation, that the United States Attorney’s Office for the Southern District of New York contacted counsel for both ARCP’s audit committee and ARCP with respect to the matter and that the Secretary of the Commonwealth of Massachusetts has issued a subpoena for various documents.
Since the initial announcement in October 2014, a number of participating broker-dealers temporarily suspended their participation in the distribution of our Offering. Although certain of these broker-dealers have reinstated their participation, we cannot predict the length of time the remaining temporary suspensions will continue or whether all participating broker-dealers will reinstate their participation in the distribution of our Offering. As a result, our ability to raise substantial funds may be adversely impacted.
We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to originate or acquire commercial real estate debt and other targeted investments as offering proceeds become available, income from such investments and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With a limited prior operating history, there is no assurance that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. We cannot give any assurance that returns from the investments that we acquire will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially adversely affect the value of our common stock.
Our organizational documents permit us to pay distributions from any source. Any distributions may reduce the amount of capital we invest in commercial real estate loans and other target investments.
We may pay distributions from unlimited amounts of any source, including borrowing funds, using proceeds from the Offering, issuing additional securities or selling assets. We have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except in accordance with our organizational documents and Maryland law. Distributions from the proceeds of the Offering or from borrowings also could reduce the amount of capital we ultimately invest in commercial real estate loans and other targeted investments.
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
Our cash flows provided by operations were approximately $2.7 million for the year ended December 31, 2014. During the year ended December 31, 2014, we paid distributions of approximately $12.6 million, of which approximately $9.9 million, or 78.7%, was funded from proceeds from common stock issued under the distribution reinvestment plan (the "DRIP") and offering proceeds. Additionally, we may in the future continue to pay distributions from sources other than from our cash flows from operations.
In the future, we still may not generate sufficient cash flow from operations to pay distributions. Our inability to acquire targeted investments may result in a lower return on our common stock than our investors may expect. If we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and/or our Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we will continue to use the proceeds from the Offering. Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time. Distributions made from offering proceeds are a return of capital to stockholders from which we will have already paid offering expenses in connection with the Offering. We have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.
If we continue to fund distributions from the proceeds of the Offering, we will have less funds available for acquiring targeted investments. As a result, the return our investors may realize on our common stock is reduced. Funding distributions from borrowings may also restrict the amount we can borrow for targeted investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of the Offering will affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute our stockholders' interest in us if we sell shares of our common stock or securities convertible or exercisable into shares of our common stock to third party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flow from operations, affect our profitability or affect the distributions payable upon a liquidity event, any or all of which would have an adverse effect on the value of our common stock.
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
No established trading market for our shares currently exists, and as a result, it will be difficult to sell our shares and, if our investors are able to sell their shares, they will likely sell them at a substantial discount to the offering price.
Our charter does not require our board of directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require us to list our shares for trading on a national securities exchange by a specified date or otherwise pursue a transaction to provide liquidity to our stockholders. There is no established trading market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% in value of our stock or more than 9.8% in value or number of shares, whichever is more restrictive, of any class or series of share of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing shares. Therefore, it will be difficult to sell shares promptly or at all. If our stockholders are able to sell their shares, they would likely have to sell them at a substantial discount to their public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.
Our share repurchase program (the "SRP") is subject to numerous restrictions, may be canceled at any time and should not be relied upon as a means of liquidity.
We have adopted a SRP that may enable investors to sell their shares to us in limited circumstances. Share repurchases are made at the sole discretion of our board of directors. In its sole discretion, our board of directors could amend, suspend or terminate our share repurchase program upon 30 days prior written notice to stockholders. Further, the SRP includes numerous restrictions that would limit the ability to sell shares. Due to the foregoing, our SRP should not be relied upon as a means of liquidity.

Our stockholders will not have the opportunity to evaluate our investments before we make them, which makes investments in our shares more speculative.
Because we have not yet acquired or identified the majority of the investments that we may make, we are not able to provide any information to assist in evaluating the merits of any future investments that we may make. We seek to invest substantially all of our Offering proceeds available for investment, after the payment of fees and expenses, primarily in commercial real estate debt and other commercial real estate investments. However, because they will be unable to evaluate the economic merit of assets before we invest in them, our investors will have to rely entirely on the ability of our Advisor to select suitable and successful investment opportunities. Furthermore, our board of directors has broad discretion in implementing policies regarding borrower creditworthiness and our stockholders will not have the opportunity to evaluate potential borrowers. These factors increase the speculative nature of an investment in our shares.
Our Advisor may not be successful, or there may be delays, in locating suitable investments, which could limit our ability to make distributions and lower the overall return on our common stock.
Our Advisor may not be successful in locating suitable investments on financially attractive terms, and we may not achieve our objectives. If we, through our Advisor, are unable to find suitable investments promptly, we may hold the proceeds from our Offering in an interest-bearing account or invest the proceeds in short-term assets. Our management team may acquire assets where the returns are substantially below expectations or which result in net losses. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives. To the extent that our Sponsor’s investment professionals, who perform services for us on behalf of our Advisor, face competing demands upon their time in instances when we have capital ready for investment, we may face delays in execution. Further, delays we encounter in the selection and origination or acquisition of investments would likely limit our ability to pay distributions and lower overall returns.
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
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, each of whom would be difficult to replace. Our advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. This could occur, among other ways, if another American Realty Capital-sponsored program internalizes its advisor. If that occurs, key personnel of our Advisor who also are key personnel of the internalized advisor, could become employees of such other program and would no longer be available to our Advisor. Further, we do not intend to separately maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel.
Competition for such personnel is intense, and we cannot assure you that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
The commercial real estate industry may be adversely affected by economic conditions in the United States and the global financial markets generally.
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
We may be unable to obtain financing required to originate or acquire investments as contemplated in our business plan, which could compel us to restructure or abandon a particular origination or acquisition and harm our ability to make distributions.
We have funded and expect to continue to fund a portion of our commercial real estate debt and other commercial real estate investments with financing. There can be no assurance that additional financing will be available on acceptable terms, if at all, or that we will be able to satisfy the conditions precedent required to utilize our credit facility, and we may be required to use a greater proportion of the net proceeds from our Offering to make originations or acquisitions, which could reduce the number, or alter the type, of investments that we would make otherwise. This may reduce our net interest income. Turmoil in the credit and financial markets has greatly reduced the availability of financing. To the extent that financing proves to be unavailable when needed, we may be compelled to modify our investment strategy to optimize the performance of our portfolio. Any failure to obtain financing could have a material adverse effect on the continued development or growth of the target business and harm our ability to make distributions.
Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce any recovery against them if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs their duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. We have entered into an indemnification agreement formalizing our indemnification obligations with respect to our officers and directors and certain former officers and directors. Our charter generally provides that: (i) no director shall be liable to us or our stockholders for monetary damages (provided that such director satisfies certain applicable criteria); (ii) we will generally indemnify non-independent directors for losses unless they are negligent or engage in misconduct; and (iii) we will generally indemnify independent directors for losses unless they are grossly negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce any recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees (if we ever have employees) and agents) in some cases, which would decrease the cash otherwise available for distribution.
It may be difficult to accurately reflect material events that may impact our quarterly net asset value ("NAV") between valuations and accordingly we may be selling and repurchasing shares at too high or too low a price.
Our independent valuer will calculate estimates of the market value of our commercial real estate investments and other target investments, and our Advisor will determine the net value of our commercial real estate investments and other target investments and liabilities taking into consideration such estimate provided by the independent valuer. The final determination of value may be made by a valuation committee comprised of our independent directors if our Advisor determines that the appraisals of the independent valuer are materially higher or lower than its valuations. Our Advisor is ultimately responsible for determining the quarterly per share NAV. Each real estate related asset, as necessary, will be appraised at least annually and appraisals will be spread out over the course of a year so that approximately 25% of all assets are appraised each quarter. Since each investment, as necessary, will only be appraised annually, there may be changes in the course of the year that are not fully reflected in the quarterly NAV. As a result, the published per share NAV may not fully reflect changes in value that may have occurred since the prior quarterly valuation. Furthermore, our independent valuer and Advisor will monitor our portfolio, but it may be difficult to reflect changing market conditions or material events that may impact the value of our portfolio between quarters, or to obtain timely complete information regarding any such events. Therefore, the per share NAV published after the announcement of an extraordinary event may differ significantly from our actual NAV until such time as sufficient information is available and analyzed, the financial impact is fully evaluated, and the appropriate adjustment to be made to NAV, on a going forward basis, is determined by our Advisor and our independent valuer. Any resulting disparity may benefit the repurchasing or non-repurchasing stockholders or purchasers.
Our stockholders’ interest in us may be diluted if the price we pay in respect of shares repurchased under our SRP exceeds the net asset value, at such time as we calculate the NAV of our shares.
The prices we may pay for shares repurchased under our SRP may exceed the NAV of such shares at the time of repurchase, which may reduce the NAV of the remaining shares.

We disclose funds from operations ("FFO") and modified funds from operations (“MFFO”), non-GAAP financial measures, in communications with investors, including documents filed with the SEC; however, FFO and MFFO are not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.
We use, and we disclose to investors, FFO and MFFO, which are non-GAAP financial measures. FFO and MFFO are not equivalents to our net income or loss or cash flow from operations as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance or our ability to pay distributions. MFFO and GAAP net income differ because MFFO excludes acquisition related expenses, accretion of discounts and amortization of premiums on debt investments, fair value adjustments on real estate related investments, impairments of real estate related investments, above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests.
Because of the differences, FFO and MFFO may not be accurate indicators of our operating performance, especially during periods in which we are making investments. In addition, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and investors should not consider FFO or MFFO as alternatives to cash flows from operations or an indication of our liquidity, including our ability to pay distributions to our stockholders.

Risks Related to Conflicts of Interest
Our Advisor faces conflicts of interest relating to purchasing commercial real estate-related investments, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
We rely on our Sponsor and the executive officers and other key real estate professionals at our Advisor to identify suitable investment opportunities for us. Several of the other key real estate professionals of our Advisor are also the key real estate professionals at the parent of our Sponsor and its other public programs. Some investment opportunities that are suitable for us may also be suitable for other programs sponsored directly or indirectly by the parent of our Sponsor. Thus, the executive officers and real estate professionals of our Advisor could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in assets that provide less attractive returns, which may reduce our ability to make distributions.
Our Advisor will face conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense and adversely affect the return on our common stock.
We may enter into joint ventures with other American Realty Capital-sponsored programs for the acquisition of commercial real estate debt and other commercial real estate investments. Our Advisor may have conflicts of interest in determining which American Realty Capital-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Because our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
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
The management of multiple REITs and other direct investment programs by our executive officers and officers of our Advisor may significantly reduce the amount of time our executive officers and officers of our Advisor are able to spend on activities related to us and may cause other conflicts of interest, which may cause our operating results to suffer.
Certain officers of our Advisor are part of the senior management or are key personnel of several other REITs sponsored directly or indirectly by the parent of our Sponsor, as well as their advisors and their respective affiliates. Some of these REITs have registration statements that became effective in the past twelve months. As a result, such REITs will have concurrent or overlapping fundraising, acquisition, operational and disposition and liquidation phases as us, which may cause conflicts of interest to arise throughout the life of our company with respect to, among other things, selling our shares, locating and acquiring investments and disposing of investments. Additionally, based on the experience of the parent of our Sponsor, a significantly greater time commitment is required of senior management when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised and the initial public offering ("IPO") matures. The conflicts of interest each of the officers of our Advisor faces may delay our fundraising and the investment of our proceeds due to the competing time demands.
Because other real estate programs sponsored directly or indirectly by the parent of our Sponsor and offered through our Dealer Manager may conduct offerings concurrently with our Offering, our Sponsor and our Dealer Manager face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.
The parent of our Sponsor is the Sponsor of several other REITs for which affiliates of our Advisor are also advisors that are raising capital in ongoing public offerings of common stock similar to ours. Our Dealer Manager, which is owned by an entity under common control with the parent of our Sponsor, is the dealer manager or is named in the registration statement as the dealer manager in a number of ongoing public offerings by REITs, including some offerings sponsored directly or indirectly by the parent of our Sponsor. In addition, our Sponsor may decide to sponsor future programs that would seek to raise capital through public offerings conducted concurrently with this offering.
As a result, our Sponsor and our Dealer Manager may face conflicts of interest arising from potential competition between us and these other programs for investors and investment capital. There may be periods during which one or more programs sponsored directly or indirectly by the parent of our Sponsor will be raising capital and might compete with us for investment capital. Such conflicts may not be resolved in our favor, and you will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.
We also will compete for investors with these other programs, and the overlap of these offerings with our Offering could adversely affect our ability to raise all the capital we seek in this offering, the timing of sales of our shares and the amount of proceeds we have to invest in real estate assets.
A failure by American National Stock Transfer, LLC, our affiliated transfer agent, to perform its functions for us effectively may adversely affect our operations.
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
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor and our Dealer Manager face conflicts of interest related to their positions or interests in affiliates of our Sponsor, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor and Dealer Manager are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interest in our Advisor, our Dealer Manager or other sponsor-affiliated entities. Through our Sponsor’s affiliates, some of these persons work on behalf of programs sponsored directly or indirectly by the parent of our Sponsor that are currently raising capital publicly. As a result, they have loyalties to each of these entities, which loyalties could conflict with the fiduciary duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (a) allocation of new investments and management time and services between us and the other entities, (b) investments with affiliates of our Advisor, (c) compensation to our Advisor and (d) our relationship with our Advisor and our Dealer Manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
Our Advisor faces conflicts of interest relating to the convertible shares it holds in us, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Our Advisor holds convertible shares in us that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. However, because our Advisor is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests are not wholly aligned with those of our stockholders. Our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to have the convertible shares convert into shares of our common stock. In addition, our Advisor’s convertible shares could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle the Advisor to conversion of the convertible shares, even if continued ownership of those investments might be in our best long-term interest. The convertible shares convert to shares of our common stock if we terminate the advisory agreement prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sales proceeds. To avoid this conversion, our independent directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. In addition, the conversion of the convertible shares into shares of our common stock at termination could cause us to make different investment or disposition decisions than we would otherwise make. Moreover, our Advisor will have the right to terminate the advisory agreement upon a change of control of our company and thereby trigger the conversion of the convertible shares, which could have the effect of delaying, deferring or preventing the change of control.

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
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation’s outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation.

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
The Maryland Control Share Acquisition Act provides that holders of “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of stockholders entitled to cash at least two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means the acquisition of issued and outstanding control shares.
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
We are not registered, and do not intend to register ourselves, our operating partnership or any of our subsidiaries, as an investment company under the Investment Company Act. If we become obligated to register ourselves, our operating partnership or any of our subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.
We conduct, and intend to continue to conduct, our operations, directly and through wholly or majority-owned subsidiaries, so that we, our operating partnership and each of our subsidiaries are exempt from registration as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis. “Investment securities” excludes (A) U.S. Government securities, (B) securities issued by employees’ securities companies, and (C)

securities issued by majority-owned subsidiaries which (i) are not investment companies, and (ii) are not relying on the exception from the definition of investment company under Section 3(c)(1) or 3(c)(7) of the Investment Company Act.
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
We expect that most of our investments will be held by wholly-owned or majority-owned subsidiaries of the operating partnership and that most of these subsidiaries will rely on the exception from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of a subsidiary's portfolio be comprised of qualifying real estate assets and at least 80% of its portfolio be comprised of qualifying real estate assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). For purposes of the exclusions provided by Sections 3(c)(5)(C), we will classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate-related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments and the equity securities of other entities may not constitute qualifying real estate investments, and therefore, investments in these types of assets may be limited. The SEC or its staff may not concur with our classification of our assets. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may cause us to lose our exclusion from the definition of investment company or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.
In 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the Investment Company Act, including the nature of the assets that qualify for purposes of the exclusion and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including more specific or different guidance regarding these exclusions that may be published by the SEC or its staff, will not change in a manner that adversely affects our operations. In addition, we cannot assure you that the SEC or its staff will not take action that results in our, our operating partnerships or any of our subsidiaries’ failure to maintain an exception or exemption from the Investment Company Act.
We may in the future organize special purpose subsidiaries of the operating partnership that will borrow under or participate in government sponsored incentive programs. We expect that some of these subsidiaries will rely on Section 3(c)(7) for their Investment Company Act exclusion and, therefore, the operating partnership's interest in each of these subsidiaries would constitute an “investment security” for purposes of determining whether the operating partnership passes the 40% test. Also, we may in the future organize one or more subsidiaries that seek to rely on the Investment Company Act exclusion provided to certain structured financing vehicles by Rule 3a-7. Any such subsidiary would need to be structured to comply with any guidance on the restrictions contained in Rule 3a-7 that may be issued by the SEC or its staff. In certain circumstances, compliance with Rule 3a-7 may require, among other things, that the indenture governing the subsidiary include limitations on the types of assets the subsidiary may sell or acquire out of the proceeds of assets that mature, are refinanced or otherwise sold, on the period of time during which such transactions may occur, and on the amount of transactions that may occur. In 2011, the SEC also solicited public comment on issues relating to Rule 3a-7. Accordingly, more specific or different guidance regarding Rule 3a-7 that may be published by the SEC or its staff may affect our ability to rely upon this rule. We expect that the aggregate value of the operating partnership's interests in subsidiaries that seek to rely on Rule 3a-7 will comprise less than 20% of the operating partnership's (and, therefore, the company's) total assets on an unconsolidated basis.

In the event that the company, or the operating partnership, were to acquire assets that could make either entity fall within the definition of investment company under Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act, we believe that we may still qualify for an exclusion from registration pursuant to Section 3(c)(6). Although the SEC staff has issued little interpretive guidance with respect to Section 3(c)(6), we believe that the company and the operating partnership may rely on Section 3(c)(6) if 55% of the assets of the operating partnership consist of, and at least 55% of the income of the operating partnership is derived from, qualifying real estate assets owned by wholly-owned or majority-owned subsidiaries of the operating partnership.
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
We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.
In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act (the “JOBS Act”). We are an “emerging growth company,” as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.
We could remain an “emerging growth company” for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.
Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”), which require mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor must provide additional information about the audit and the issuer’s financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies or (5) hold stockholder advisory votes on executive compensation. We have not yet made a decision as to whether to take advantage of any or all of the JOBS Act exemptions that are applicable to us. If we do take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.
Additionally, the JOBS Act provides that an “emerging growth company” may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an “emerging growth company” can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we have elected to “opt out” of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.
If our stockholders do not agree with the decisions of our board of directors, they only have limited control over changes in our policies and operations and may not be able to change our policies and operations.
Our board of directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders except to the extent that the policies are set forth in our charter. Under the Maryland General Corporation Law (the "MGCL") and our charter, our stockholders have a right to vote only on the following:

•	the election or removal of directors;

•
any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to (a) increase or decrease the aggregate number of our shares of stock or the number of shares of stock of any class or series that we have the authority to issue, (b) effect certain reverse stock splits and (c) change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock;

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
Because our Advisor is wholly-owned by our Sponsor through the Special Limited Partner, the interests of the Advisor and the Sponsor are not separate and as a result the Advisor may act in a way that is not necessarily in the investors’ interest.
Our Advisor is indirectly wholly-owned by our Sponsor through the Special Limited Partner. Therefore, the interests of our Advisor and our Sponsor are not separate, and the Advisor’s decisions may not be independent from the Sponsor and may result in the Advisor making decisions to act in ways that are not in the investors’ interests.
Payment of fees to our Advisor and its affiliates reduces cash available for investment and distributions.
Our Advisor and its affiliates will perform services for us in connection with the offer and sale of the shares, the selection and acquisition of our investments, the servicing of our mortgage, bridge or mezzanine loans and the administration of our other commercial real estate-related investments. They are paid substantial fees for these services, which reduces the amount of cash available for investment in real estate debt and securities or distribution to stockholders.
Because of our holding company structure, we depend on our operating partnership and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of such operating subsidiary and its subsidiaries, which could adversely affect our ability to make distributions.
We are a holding company with no business operations of our own. Our only significant asset is and will be the general partnership interests of our operating partnership. We conduct, and intend to continue to conduct, all of our business operations through our operating partnership. Accordingly, our only source of cash to pay our obligations is distributions from our operating partnership and its subsidiaries of their net earnings and cash flows. There can be no assurance that our operating partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our operating partnership’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, stockholders' claims will be structurally subordinated to all existing and future liabilities and obligations of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our operating partnership and its subsidiaries will be able to satisfy stockholders' claims only after all of our and our operating partnerships and its subsidiaries liabilities and obligations have been paid in full.
Although our advisor is responsible for calculating our quarterly NAV, our advisor will consider independent valuations of our investments, the accuracy of which our advisor will not independently verify.
In calculating our quarterly NAV, our Advisor will include the net value of our commercial real estate debt and other commercial real estate-related investments, taking into consideration valuations of investments obtained from our independent valuer. Our Advisor will review each appraisal by the independent valuer and will compare each appraisal to its own determination of value. If in the Advisor’s opinion the valuation is materially higher or lower than the Advisor’s determination of value, the Advisor will discuss the valuation with the independent valuer. If the Advisor determines that the valuation is still materially higher or lower than its valuation, a valuation committee, comprised of our independent directors, will review the valuation and make a final determination of value. Although our Advisor is responsible for the accuracy of the quarterly NAV calculation and will provide our independent valuer with our valuation guidelines, which have been approved by our board of directors, we will not independently verify the appraised value of our investments. As a result, the appraised value of a particular investment may be greater or less than its potential realizable value, which would cause our estimated NAV to be greater or less than the potential realizable NAV.
Our per share NAV may suddenly change if the appraised values of our investments materially change or the actual operating results differ from what we originally budgeted for that quarter.
Valuations of our portfolio investments will probably not be spread evenly throughout the calendar year. We anticipate that such valuations will be conducted near the end of each calendar quarter or each calendar month. Therefore, when these valuations are reflected in our NAV calculation, for which our Advisor is ultimately responsible, there may be a sudden change in our per share NAV. In addition, actual operating results for a given month may differ from our original estimate, which may affect our per share NAV. We will base our calculation of estimated income and expenses on a monthly budget. As soon as practicable after the end of each month, we will adjust the estimated income and expenses to reflect the income and expenses actually earned and incurred. We will not, however, retroactively adjust the quarterly per share NAV for the previous quarter.
Therefore, because the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect actual operating results may cause our per share NAV to change, and such change will occur on the day the adjustment is made.
The per share NAV that we publish may not necessarily reflect changes in our NAV and in the value of your shares that we cannot immediately quantify.
We may experience events affecting our investments that may have a material impact on our NAV. For example, if a material borrower becomes insolvent, the value of an investment may materially change. Furthermore, if we cannot immediately quantify the financial impact of any extraordinary events, our per share NAV as published on any given quarter will not reflect such events. As a result, the per share NAV published after the announcement of a material event may differ significantly from our actual per share NAV until we are able to quantify the financial impact of such events and our NAV is appropriately adjusted on a going forward basis. The resulting potential disparity may benefit repurchasing or non-repurchasing stockholders, depending on whether NAV is overstated or understated.
Our Dealer Manager signed a Letter of Acceptance, Waiver and Consent with the Financial Industry Regulatory Authority, Inc. ("FINRA"); any further action, proceeding or litigation with respect to the substance of the Letter of Acceptance, Waiver and Consent could adversely affect our IPO or the pace at which we raise proceeds.
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

Risks Related to Our Financing Strategy
We use leverage in connection with our investments, which increases the risk of loss associated with our investments.
We finance the origination and acquisition of a portion of our investments with credit facilities and other borrowings, which may include repurchase agreements to finance commercial real estate debt. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. Our ability to execute this strategy depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. We may be unable to obtain additional financing on favorable terms or, with respect to our debt and other investments, on terms that parallels the maturities of the debt originated or other investments acquired, if we are able to obtain additional financing at all. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more restrictive recourse borrowings and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution, for our operations and for future business opportunities. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. Our return on our investments and cash available for distribution may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we originate or acquire.
Short-term borrowing through repurchase agreements, credit facilities and other borrowings may put our assets and financial condition at risk. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-

collateral value ratio. If we are unable to provide such collateral or cash repayments, we may lose our economic interest in the underlying assets. Further, such borrowings may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.
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
Our charter does not limit us from utilizing financing until our borrowings exceed 300% of our "net assets" (as defined by the NASAA REIT Guidelines), which is generally expected to approximate 75% of the aggregate cost of our investments. Further, we can incur financings in excess of this limitation with the approval of our independent directors. High leverage levels would cause us to incur higher interest charges and higher debt service payments and the agreements governing our borrowings may also include restrictive covenants. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our common stock.
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
Our commercial real estate debt and commercial real estate securities generally are directly or indirectly secured by a lien on real property. The occurrence of a default on a commercial real estate debt investment could result in our acquiring ownership of the property. We do not know whether the values of the properties ultimately securing our commercial real estate debt and loans underlying our securities will remain at the levels existing on the dates of origination of these loans and the dates of origination of the loans ultimately securing our securities, as applicable. If the values of the properties drop, our risk will increase because of the lower value of the security and reduction in borrower equity associated with such loans. In this manner, real estate values could impact the values of our debt and security investments. Therefore, our commercial real estate debt and securities investments are subject to the risks typically associated with real estate.
Our operating results may be adversely affected by a number of risks generally incident to holding real estate, including, without limitation:

•	natural disasters, such as hurricanes, earthquakes and floods;

•	acts of war or terrorism, including the consequences of terrorist attacks;

•	adverse changes in national and local economic and real estate conditions;

•	an oversupply of (or a reduction in demand for) space in the areas where particular properties are located and the attractiveness of particular properties to prospective tenants;

•	changes in interest rates and availability of permanent mortgage funds that my render the sale of property difficult or unattractive;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;

•	costs of remediation and liabilities associated with environmental conditions affecting properties; and

•	the potential for uninsured or underinsured property losses; and

•	periods of high interest rates and tight money supply.
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
Commercial real estate loans are secured by commercial real estate and are subject to risks of delinquency, foreclosure, loss and bankruptcy of the borrower, all of which are and will continue to be prevalent if the overall economic environment does not continue to improve. The ability of a borrower to repay a loan secured by commercial real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower’s business plan, the borrower’s ability to repay the loan may be impaired. Net operating income of a property can be affected by each of the following factors, among other things:

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
In the event of any default under a commercial real estate loan held directly by us, we will bear a risk of loss of principal or accrued interest to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the commercial real estate loan, which could have a material adverse effect on our cash flow from operations. In the event of a default by a borrower on a non-recourse commercial real estate loan, we will only have recourse to the underlying asset (including any escrowed funds and reserves) collateralizing the commercial real estate loan. If a borrower defaults on one of our commercial real estate debt investments and the underlying property collateralizing the commercial real estate debt is insufficient to satisfy the outstanding balance of the debt, we may suffer a loss of principal or interest. In addition, even if we have recourse to a borrower’s assets, we may not have full recourse to such assets in the event of a borrower bankruptcy as the loan to such borrower will be deemed to be secured only to the extent of the value of the mortgaged property at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. We are also exposed to these risks though the commercial real estate loans underlying a commercial real estate security we hold may result in us not recovering a portion or all of our investment in such commercial real estate security.
Delays in liquidating defaulted commercial real estate debt investments could reduce our investment returns.
If we originate or acquire commercial real estate debt investments and there are defaults under those debt investments, we may not be able to repossess and sell the properties securing the commercial real estate debt investment quickly. Foreclosure of a loan can be an expensive and lengthy process that could have a negative effect on our return on the foreclosed loan. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses, including but not limited to, lender liability claims, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take several years or more to resolve. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of our assets in the defaulted loans. Furthermore, an action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede our ability to foreclose on or sell the property securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan. In addition, we may be forced to operate any foreclosed properties for a substantial period of time, which could be a distraction for our management team and may require us to pay significant costs associated with such property.
Subordinate commercial real estate debt that we originate or acquire could constitute a significant portion of our portfolio and may expose us to greater losses.
We acquire and originate subordinate commercial real estate debt, including subordinate mortgage and mezzanine loans and participations in such loans. These types of investments could constitute a significant portion of our portfolio and may involve a higher degree of risk than the type of assets that will constitute the majority of our commercial real estate debt investments, namely first mortgage loans secured by real property. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower or the assets of the borrower may not be sufficient to satisfy the first mortgage loan and our subordinate debt investment. If a borrower defaults on our subordinate debt or on debt senior to ours, or in the event of a borrower bankruptcy, our subordinate debt will be satisfied only after the senior debt is paid in full. Where debt senior to our debt investment exists, the presence of intercreditor arrangements may limit our ability to amend our debt agreements, assign our debt, accept prepayments, exercise our remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to our borrowers. As a result, we may not recover some or all of our investment. In addition, real properties with subordinate debt may have higher loan-to-value ratios than conventional debt, resulting in less equity in the real property and increasing the risk of loss of principal and interest.
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
We invest in a variety of CMBS, which may include subordinate securities that are subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multifamily mortgage loans. Consequently, CMBS will be adversely affected by payment defaults, delinquencies and losses on the underlying commercial real estate loans. Furthermore, if the rental and leasing markets deteriorate, it could reduce cash flow from the loan pools underlying our CMBS investments. The CMBS market is dependent upon liquidity for refinancing and will be negatively impacted by a slowdown in the new issue CMBS market.
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
We may invest in collateralized debt obligations ("CDOs") and such investments involve significant risks.
We may invest in CDOs, which are multiple class securities secured by pools of assets, such as CMBS, subordinate mortgage and mezzanine loans and REIT debt. Like typical securities structures, in a CDO, the assets are pledged to a trustee for the benefit of the holders of the bonds. Like CMBS, CDO notes are affected by payments, defaults, delinquencies and losses on the underlying commercial real estate loans. CDOs often have reinvestment periods that typically last for five years during which proceeds from the sale of a collateral asset may be invested in substitute collateral. Upon termination of the reinvestment period, the static pool functions very similarly to a CMBS where repayment of principal allows for redemption of bonds sequentially. To the extent we invest in the equity securities of a CDO, we will be entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the senior securities and its expenses. However, there will be little or no income or principal available to the holders of CDO equity securities if defaults or losses on the underlying collateral exceed a certain amount. In that event, the value of our investment in any equity class of a CDO could decrease substantially. In addition, the equity securities of CDOs are generally illiquid and often must be held by a REIT and because they represent a leveraged investment in the CDO’s assets, the value of the equity securities will generally have greater fluctuations than the values of the underlying collateral.
We have no established investment criteria limiting the size of each investment we make in commercial real estate debt, commercial real estate securities and other commercial real estate-related investments. If we have an investment that represents a material percentage of our assets, and that investment experiences a loss, the value of our common stock could be significantly diminished.
Certain of our commercial real estate debt, commercial real estate-related securities and other commercial real estate investments may represent a significant percentage of our assets. Any such investment may carry the risk associated with a significant asset concentration. Should any investment representing a material percentage of our assets, experience a loss on all or a portion of the investment, we could experience a material adverse effect, which would result in the value of our common stock being diminished.
We have no established investment criteria limiting the geographic concentration of our investments in commercial real estate debt, commercial real estate securities and other commercial real estate-related investments. If our investments are concentrated in an area that experiences adverse economic conditions, our investments may lose value and we may experience losses.
Certain commercial real estate debt, commercial real estate securities and other commercial real estate-related investments in which we invest may be secured by a single property or properties in one geographic location. These investments may carry the risks associated with significant geographical concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain geographic areas, and we may experience losses as a result. A worsening of economic conditions in the geographic area in which our investments may be concentrated could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of borrowers to pay financed amounts and impairing the value of our collateral.
We have no established investment criteria limiting the industry concentration of our investments in commercial real estate debt and commercial real estate-related securities and other commercial real estate investments. If our investments are concentrated in an industry that experiences adverse economic conditions, our investments may lose value and we may experience losses.
Certain commercial real estate debt and other commercial real estate-related investments in which we invest may be secured by a single property or properties serving a particular industry, such as hotel, office or otherwise. These investments may carry the risks associated with significant industry concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain industries, and we may experience losses as a result. A worsening of economic conditions in an industry in which we are concentrated could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of borrowers to pay financed amounts and impairing the value of our collateral.
Adjustable-rate commercial real estate loans may entail greater risks of default to us than fixed-rate commercial real estate loans.
Adjustable-rate commercial real estate loans we originate or acquire or that collateralize our commercial real estate securities may have higher delinquency rates than fixed-rate loans. Borrowers with adjustable-rate mortgage loans may be exposed to increased monthly payments if the related interest rate adjusts upward from the initial fixed-rate or a low introductory rate, as applicable, in effect during the initial period of the loan to the rate computed in accordance with the applicable index and margin. This increase in borrowers’ monthly payments, together with any increase in prevailing market interest rates, after the initial fixed-rate period, may result in significantly increased monthly payments for borrowers with adjustable-rate loans, which may make it more difficult for the borrowers to repay the loan or could increase the risk of default of their obligations under the loan.
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
Our investments in securities, which may include preferred and common equity, will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate-related investments. Issuers that are finance companies are subject to the inherent risks associated with structured financing investments. Furthermore, securities, including preferred and common equity, may involve greater risk of loss than secured financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in securities, including preferred and common equity, are subject to risks of: (i) limited liquidity in the secondary trading market; (ii) substantial market price volatility resulting from changes in prevailing interest rates; (iii) subordination to the prior claims of banks and other senior lenders to the issuer; (iv) the operation of mandatory sinking fund or call or redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets; (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations; and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding securities, including preferred and common equity, and the ability of the issuers thereof to make principal, interest and distribution payments to us.
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
We depend on borrowers for a substantial portion of our revenue, and accordingly, our revenue and our ability to make distributions is dependent upon the success and economic viability of such borrowers.
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
Many of our investments may be susceptible to economic slowdowns or recessions, which could lead to financial losses in our investments and a decrease in revenues, earnings and assets. An economic slowdown or recession, in addition to other non-economic factors, such as an excess supply of properties, could have a material negative impact on the values of commercial real estate properties. Declining real estate values will likely reduce our level of new loan originations, since borrowers often use increases in the value of their existing properties to support the purchase or investment in additional properties. Borrowers may also be less able to pay principal and interest on our loans if the real estate economy weakens. Further, declining real estate values significantly increase the likelihood that we will incur losses on our loans in the event of a default because the value of our collateral may be insufficient to cover our cost on the loan. Any sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate, sell and securitize loans, which would significantly harm our revenues, results of operations, financial condition, business prospects and our ability to make distributions.
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
In the course of our business, we may take title to real estate, and if we do take title, we could be subject to environmental liabilities with respect to these properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, and investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases, at a property. The costs associated with investigation or remediation activities could be substantial. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially adversely affected.
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
We make various estimates that affect reported amounts and disclosures. Broadly, those estimates are used in measuring the fair value of certain financial instruments, establishing provision for loan losses and potential litigation liability. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these financial instruments in future periods. In addition, at the time of any sales and settlements of these assets, the price we ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than our estimate of their current fair value. Estimates are based on available information and judgment. Therefore, actual values and results could differ from our estimates, and that difference could have a material adverse effect on our consolidated financial statements.
Provision for loan losses are difficult to estimate.
Our provision for loan losses is evaluated on a quarterly basis. Our determination of provision for loan losses requires us to make certain estimates and judgments. Our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our commercial real estate debt, debt structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted.
Our distribution policy is subject to change.
Our board of directors determines an appropriate common stock distribution based upon numerous factors, including our targeted distribution rate, REIT qualification requirements, the amount of cash flows provided by operating activities, availability of existing cash balances, borrowing capacity under existing credit agreements, access to cash in the capital markets and other financing sources, general economic conditions and economic conditions that more specifically impact our business or prospects. Future distribution levels are subject to adjustment based upon any one or more of the risk factors set forth herein, as well as other factors that our board of directors may, from time-to-time, deem relevant to consider when determining an appropriate common stock distribution.
We may not be effective at managing our commercial real estate debt investments.
Managing commercial real estate debt investments requires significant resources, adherence to internal policies, attention to detail and significant judgment, and we may make decisions that result in losses. If we are unable to successfully originate debt investments on favorable terms, or at all, and if we are ineffective in managing those investments, our business, financial condition and results of operations could be materially adversely affected.
We may invest in properties in the healthcare industry, which is heavily regulated and could expose us to increased risk of loss.
Certain of our commercial real estate debt investments may consist of loans to borrowers engaged in various aspects of the healthcare industry. The healthcare industry is heavily regulated by federal, state and local governmental bodies. Healthcare facility operators generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our borrowers that operate healthcare facilities to satisfy their obligations to us and our ability to make distributions.
These and other risks may prevent us from being profitable or from realizing growth or maintaining the value of the real estate properties underlying our commercial real estate debt investments.

With respect to commercial real estate properties, options and other purchase rights may affect value or hinder recovery in the event of a foreclosure.
A borrower, under certain of our commercial real estate loans, may give its tenants or another person a right of first refusal or an option to purchase all or a portion of the related mortgaged property. These rights may impede our ability to sell the related property at foreclosure or may adversely affect the value or marketability of the property.
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
The Internal Revenue Service ("IRS") has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may originate or acquire mezzanine loans that do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, in which case, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to continue to qualify as a REIT.
Investors may have current tax liability on distributions if they elect to reinvest in our common stock.
Investors who participate in our DRIP, will be deemed to have received, for federal income tax purposes, a distribution equal to the amount reinvested in shares of our common stock and an additional distribution to the extent the shares are purchased at a discount to fair market value. Such amounts will be taxable distributions, to the extent of our current or accumulated earnings and profits. As a result, unless such investor is a tax-exempt entity, such investor may have to use cash from other sources to pay the tax liability on the value of the shares of common stock received.
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

•
If we sell an asset, other than a foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax.

•
Any U.S. taxable REIT subsidiary ("TRS") of ours will be subject to federal corporate income tax on its taxable income, and non-arm’s length transactions between us and any TRS, for example, excessive rents charged to a TRS, could be subject to a 100% tax.

REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income (which for this purpose is determined without regard to the dividends-paid deduction or net capital gain) in order to continue to qualify as a REIT. We intend to continue to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code and to avoid corporate income tax and the 4% excise tax imposed on us if we distribute less than our required distribution in any calendar year. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have cash readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
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
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from hedging transactions will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges: (i) interest rate risk on liabilities incurred to carry or acquire real estate assets; or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable U.S. Department of Treasury regulations ("Treasury Regulations"). Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To continue to qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs.
If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate non-qualifying assets from our portfolio or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution.
Complying with these requirements may also limit our ability to acquire mortgage loans at a discount. Under applicable Treasury Regulation, and Revenue Procedure 2014-51, a mortgage loan acquired at a discount may be treated as partially secured by real property with the result that only a portion of the loan would be treated as a qualified asset.
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
We may acquire debt instruments in the secondary market for less than their par amount. The amount of such discount will generally be treated as a “market discount” for federal income tax purposes. If these debt instruments provide for “payment-in-kind” interest, we may recognize “original issue discount” for federal income tax purposes. Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, if the debt is considered to be “publicly traded” for federal income tax purposes, the modified debt in our hands may be considered to have been issued with original issue discount to the extent the fair market value of the modified debt is less than the principal amount of the outstanding debt. In the event the debt is not considered to be “publicly traded” for federal income tax purposes, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it. Also, certain loans that we originate and certain previously modified debt we acquire in the secondary market may be considered to have been issued with the original issue discount at the time it was modified.
In general, we will be required to accrue original issue discount on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument.
In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of when their corresponding cash payments are received.
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
Modification of the terms of our debt investments and mortgage loans underlying our CMBS in conjunction with reductions in the value of the real property securing such loans could cause us to fail to continue to qualify as a REIT.
Our debt and securities investments may be materially affected by a weak real estate market and economy in general. As a result, many of the terms of our debt and the mortgage loans underlying our securities may be modified to avoid taking title to a property. Under the Internal Revenue Code, if the terms of a loan are modified in a manner constituting a "significant modification," such modification triggers a deemed exchange of the original loan for the modified loan. In general, under applicable Treasury Regulations if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. Although the law is not entirely clear, a portion of the loan will likely be a non-qualifying asset for purposes of the 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities possessing more than 10% of the total value of the outstanding securities of any one issuer ("10% Value Test").
IRS Revenue Procedure 2014-51 provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of real property securing a loan for purposes of the gross income and asset tests discussed above in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of our loan modifications have or will qualify for the safe harbor in Revenue Procedure 2014-51. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we generally will not obtain third-party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our debt investments and the mortgage loans underlying our CMBS are "significantly modified" in a manner that does not qualify for the safe harbor in Revenue Procedure 2014-51 and the fair market value of the real property securing such loans has decreased significantly, we could fail the 75% gross income test, the 75% asset test and/or the 10% Value Test. Unless we qualified for relief under certain Internal Revenue Code cure provisions, such failures could cause us to fail to continue to qualify as a REIT.
Our qualification as a REIT may depend upon the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets we acquire.
When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining, among other things, whether such securities represent debt or equity securities for U.S. federal income tax purposes, the value of such securities and to what extent those securities constitute qualified real estate assets for purposes of the REIT asset tests and produce qualified income for purposes of the 75% gross income test. The inaccuracy of any such opinions, advice or statements may adversely affect our ability to qualify as a REIT.
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
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class and in accordance with the preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased).
Currently, the per share price for our common stock pursuant to our DRIP is $23.75, which is 95% of the primary offering price of $25.00 (which includes the maximum selling commissions and dealer manager fee). Beginning with the filing of our second Quarterly Report on Form 10-Q following February 12, 2015 ("NAV Pricing Date"), the per share price for our common stock pursuant to our DRIP will be equal to the per share NAV, which, for U.S. federal income tax purposes, is intended to reflect the fair market value per share and does not include selling commissions or the dealer manager fee. Shares offered in our primary offering following the NAV pricing date will be offered at the per share NAV plus selling commissions and the dealer manager fee. If the IRS were to take a position contrary to our position that the per share NAV reflects the fair market value per share, it is possible that we may be treated as offering our stock under our DRIP at a discount greater than 5% of its fair market value, resulting in the payment of a preferential dividend.
There is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

Employee Benefit Plan and IRA Risks
If certain investors fail to meet the fiduciary and other standards under the Employment Retirement Income Security Act of 1974 ("ERISA") or the Internal Revenue Code as a result of an investment in our stock, such investors could be subject to criminal and civil penalties.
Special considerations apply to the purchase of shares by employee benefit plans subject to the fiduciary rules of Title I of ERISA, including pension or profit sharing plans and entities that hold assets of such plans ("ERISA Plans") and plans and accounts that are not subject to ERISA, but are subject to the prohibited transaction rules of Section 4975 of the Internal Revenue Code, including IRAs, Keogh Plans and medical savings accounts (collectively, we refer to ERISA Plans and plans subject to Section 4975 of the Internal Revenue Code as “Benefit Plans”). If an investor is investing the assets of any Benefit Plan, such investors should be satisfied that:

•
any investment is consistent with the its fiduciary obligations under ERISA and the Internal Revenue Code, or any other applicable governing authority in the case of a government plan; the investment is made in accordance with the documents and instruments governing the Benefit Plan, including the Benefit Plan’s investment policy;

•
the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA, if applicable, and other applicable provisions of ERISA and the Internal Revenue Code;

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our headquarters are located in leased space at 405 Park Avenue, 14th Floor, New York, New York 10022.
Item 3. Legal Proceedings.
We are not a party to any material, pending legal proceedings.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
No public trading market currently exists for our shares of common stock and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed on a national securities exchange, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. Pursuant to our Offering, we are selling shares of our common stock to the public at a price of $25.00 (subject to certain discounts described in the prospectus) per share and at $23.75 per share pursuant to our DRIP.
In order for FINRA members and their associated persons to participate in the Offering and sale of shares of common stock pursuant to our Offering, we are required pursuant to Rule 2310(b)(5) of the National Association of Securities Dealers to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act of 1974 in the preparation of their reports relating to an investment in our shares. During our Offering, the value of the shares is deemed to be the offering price of $25.00 per share (without regard to purchase price discounts for certain categories of purchasers), as adjusted for any special distribution of net sales proceeds. There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $25.00 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our investments were sold and the sale proceeds were distributed upon liquidation of our assets. Such a distribution upon liquidation may be less than $25.00 per share primarily due to the fact that the funds initially available for investment in assets were reduced from the gross offering proceeds in order to pay selling commissions and dealer manager fees, offering expenses and acquisition fees, acquisition expenses and advisory fees.
Holders
As of March 15, 2015, we had 18,570,444 shares of common stock outstanding held by a total of 10,568 stockholders.
Distributions
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2013. As a REIT, we generally will not be subject to federal corporate income tax as long as we distribute at least 90% of our REIT taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income.
On May 13, 2013, our board of directors authorized, and we declared a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00565068493 per day, based on a price of $25.00 per share of common stock. Our distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. The first distribution payment was made on June 3, 2013, relating to the period from May 30, 2013 (15 days following our initial loan acquisition) through May 31, 2013. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distribution payments are not assured.

The following table reflects distributions paid in cash and through the DRIP to common stockholders during the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014		2013 (1)
Distributions:
Cash distributions paid	$7,592		$286
Distributions reinvested	5,027		189
Total distributions	$12,619		$475
Source of distribution coverage:
Cash flows provided by operations	$2,685	21.3%	$286	60.2%
Proceeds from issuance of common stock	4,907	38.9%	—	—%
Common stock issued under DRIP	5,027	39.8%	189	39.8%
Total sources of distributions	$12,619	100.0%	$475	100.0%
Cash flows provided by operations (GAAP)	$2,685		$776
Net income (GAAP)	$5,415		$102
________________________
(1) The distribution coverage for the year ended December 31, 2013 previously included distributions accrued but not yet paid of $216 thousand. As such, the amounts previously reported for cash flows provided by operations, proceeds from issuance of common stock and common stock issued under DRIP were $428 thousand, $0 and $263 thousand, respectively.
Share-Based Compensation
Restricted Share Plan
We have an employee and director incentive restricted share plan (the “RSP”), which provides us with the ability to grant awards of restricted shares to our directors, officers, and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us or certain consultants to us and the Advisor and its affiliates. The total number of common shares granted under the RSP shall not exceed 5.0% of our authorized common shares pursuant to the Offering, and in any event, will not exceed 4.0 million shares (as such number may be adjusted for stock splits, stock dividends, combinations, and similar events).
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
As of December 31, 2014, we have granted 7,998 restricted shares to our independent directors of which 800 shares have vested and 2,399 shares were forfeited. Based on a share price of $22.50, the compensation expense associated with the restricted share grants was $27,281 for the year ended December 31, 2014. Additionally, we recorded a distribution payable of $3,159 at December 31, 2014 in connection with these shares.
The following table provides information about our common stock that may be issued under our RSP as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise of Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	3,992,002
Total	—	—	3,992,002

Recent Sale of Unregistered Equity Securities
During the period from November 15, 2012 (date of inception) to December 31, 2012, we sold 8,888 shares of our common stock to our Sponsor under Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Securities Act") at a price of $22.50 per share for aggregate gross proceeds of $0.2 million which was used to fund third-party offering costs. We did not sell any equity securities that were not registered under the Securities Act during the years ended December 31, 2014 and 2013, other than as set forth below.
On December 30, 2014, we filed with the Maryland State Department of Assessments and Taxation articles supplementary to our charter that reclassified 1,000 authorized but unissued shares of our common stock as shares of convertible stock and set the terms of such convertible shares. We then issued 1,000 convertible shares to the Advisor under Rule 506 of Regulation D of the Securities Act for $1.00 per share for aggregate proceeds of $1,000. The convertible shares will automatically convert to shares of our common stock upon the first occurrence of any of the Triggering Events. At this time, there is no public trading market for our shares.
Use of Proceeds from Sales of Registered Securities
On February 12, 2013, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-186111) filed under the Securities Act, and we commenced the Offering on a "reasonable best efforts" basis of up to a maximum of $2.0 billion of common stock, consisting of up to 80.0 million shares. The Registration Statement also registers approximately 16.8 million shares of common stock pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of December 31, 2014, we have issued 15,472,192 shares of our common stock, including shares issued pursuant to the DRIP and have raised $378.9 million of offering proceeds, excluding shares pursuant to the DRIP and share-based compensation.
The following table reflects the offering costs associated with the issuance of common stock (in thousands):

As of December 31, 2014
Selling commissions and dealer manager fees	$35,895
Other offering expenses	7,255
Total offering expenses	$43,150
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers.
We are responsible for the organizational and offering costs of the Offering, excluding commissions and dealer manager fees, up to a maximum of 2.0% of the gross proceeds received from the Offering, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor's responsibility. As of December 31, 2014, organizational and offering costs did not exceed 2.0% of gross proceeds received from the Offering.
As of December 31, 2014, our net offering proceeds, after deducting the total offering expenses outlined above, were approximately $341.0 million. We used the net offering proceeds from the Offering and other financing sources to acquire 38 loans and eight investments in CMBS with a total carrying value of $457.5 million for our loans, and our CMBS investments had a fair value of $50.2 million as of December 31, 2014.
As of December 31, 2014, no shares of common stock had been repurchased or requested to be repurchased under the SRP. We fund repurchases from proceeds from the sale of common stock.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The SRP enables stockholders to sell their shares to us. Under the SRP, stockholders may request that we redeem all or any portion, subject to certain minimum conditions described below, if such repurchase does not impair our capital operations.
Prior to the time that our shares are listed on a national securities exchange and until we begin to calculate our NAV, the repurchase price per share will depend on the length of time investors have held such shares as follows: after one year from the purchase date — the lower of $23.13 and 92.5% of the amount they actually paid for each share; after two years from the purchase date — the lower of $23.75 and 95.0% of the amount they actually paid for each share; after three years from the purchase date — the lower of $24.38 and 97.5% of the amount they actually paid for each share; and after four years from the purchase date — the lower of $25.00 and 100% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations).
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
Until we begin to calculate our NAV, we are only authorized to repurchase shares pursuant to the SRP using the proceeds received from the DRIP and other operating funds, if any, which may be reserved for this purpose at the board of directors' discretion, and will generally limit the amount spent to repurchase shares in a given quarter to the amount of proceeds received from the DRIP in that same quarter. In addition, the board of directors may reject a request for redemption, at any time. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests. Purchases under the SRP by us will be limited in any calendar year to 5% of the weighted average number of shares outstanding during the prior year.
After we begin to calculate our NAV, purchases under the SRP will be limited in any calendar year to 1.25% of our NAV as of the last day of the previous calendar quarter, or approximately 5% of our NAV in any 12 month period. If we reach the 1.25% limit on redemptions during any quarter, we will not accept any additional redemption requests for the remainder of such quarter. The SRP will automatically resume on the first day of the next calendar quarter, unless our board of directors determines to suspend the SRP.
When a stockholder requests redemption and the redemption is approved, we will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP will have the status of authorized but unissued shares.
As of December 31, 2014, no shares of common stock were repurchased or required to be repurchased under the SRP.

Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below:

	December 31,
Balance sheet data	2014	2013
Commercial mortgage loans, held for investment, net	$456,884	$30,832
Real estate securities, at fair value	50,234	5,005
Total assets	514,220	36,370
Revolving line of credit with affiliate	—	7,305
Repurchase agreements - commercial mortgage loans	150,169	—
Repurchase agreements - real estate securities	26,269	—
Total liabilities	183,713	10,352
Total equity	330,507	26,018

	Year Ended December 31,
Operating data	2014	2013	2012*
Net interest income:
Interest income	$15,466	$775	$—
Interest expense	2,196	32	—
Net interest income	13,270	743	—
Expenses:
Acquisition fees	4,386	—	—
Loan loss provision	570	—	—
Other expenses	2,802	641	16
Total expenses	7,758	641	16
Gain on sale of loans	112	—	—
Income (loss) before income taxes	5,624	102	(16)
Income tax provision	209	—	—
Net income (loss)	5,415	102	(16)

Basic net income per share	$0.75	$0.19	NM
Diluted net income per share	$0.75	$0.19	NM
Basic weighted average shares outstanding	7,227,169	526,084	8,888
Diluted weighted average shares outstanding	7,232,559	530,096	8,888
Distributions per common share	$2.06	$1.22	$—
________________________
* For the period from November 15, 2012 (inception) to December 31, 2012
NM - Not Meaningful
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying financial statements of Realty Finance Trust, Inc. the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. As used herein, the terms "we," "our" and "us" refer to Realty Finance Trust, Inc. (formerly ARC Realty Finance Trust, Inc.), a Maryland corporation, and, as required by context, to Realty Finance Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to its subsidiaries. We are externally managed by Realty Finance Advisors, LLC (our "Advisor"), a Delaware limited liability company.
The forward-looking statements contained in this Annual Report on Form 10-K may include, but are not limited to, statements as to:

•	our use of the proceeds of the Offering;

•	our business and investment strategy;

•	our ability to make investments in a timely manner or on acceptable terms;

•	current credit market conditions and our ability to obtain long-term financing for our investments in a timely manner and on terms that are consistent with what we project when we invest;

•	the effect of general market, real estate market, economic and political conditions, including the recent economic slowdown and dislocation in the global credit markets;

•	our ability to make scheduled payments on our debt obligations;

•	our ability to generate sufficient cash flows to make distributions to our stockholders;

•	the degree and nature of our competition;

•	the availability of qualified personnel;

•	our ability to maintain our qualification as a REIT; and

•	other factors set forth under the caption "Risk Factors" in this Annual Report on Form 10-K.

In addition, words such as "anticipate," "believe," "expect" and "intend" indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason.
Our investors should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.
Overview
We were incorporated in Maryland on November 15, 2012 and conduct our operations to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. We are offering for sale a maximum of $2.0 billion of common stock, $0.01 par value per share, on a reasonable best efforts basis, pursuant to a registration statement on Form S-11 filed with the SEC under the Securities Act of 1933, as amended (the "Securities Act"). The Offering also covers the offer and sale of up to approximately $400.0 million in shares of common stock pursuant to a DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. On May 14, 2013, we commenced business operations after raising in excess of $2.0 million of equity, the amount required for us to release equity proceeds from escrow.
Until the NAV Pricing Date, the per share purchase price in the Offering will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and the per share purchase price for shares issued under the DRIP will be $23.75, which is 95% of the purchase price per share in the Offering. As of December 31, 2014, the aggregate value of all the common stock outstanding was $386.5 million based on a per share value of $25.00 (or $23.75 for shares issued under DRIP). The cost to raise capital for the year ended December 31, 2014 was 10.6% of the gross proceeds received during the same period. After the NAV Pricing Date, we will begin offering shares in the Offering and the DRIP at a per share purchase price that will vary quarterly and will be equal to the NAV divided by the number of shares outstanding as of the end of the business day immediately preceding the day on which we make our quarterly periodic filing ("per share NAV"). Applicable selling commissions and dealer manager fees will be added to the per share price for shares in our primary offering but not for the DRIP.
We previously sold 8,888 shares of common stock to Realty Finance Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by American Realty Capital VIII, LLC (the "Sponsor") for $22.50 per share or a total of $0.2 million. Substantially all of our business is conducted through the OP, a Delaware limited partnership. We are the sole general partner and directly or indirectly hold all of the units of limited partner interests in the OP ("OP Units"). Previously, the Special Limited Partner contributed $2,020 to the OP in exchange for 90 units of limited partner interests in the aggregate OP ownership, which represented a nominal percentage of the aggregate OP ownership.
On December 31, 2014, the OP redeemed all of the special limited partnership interests held by the Special Limited Partner. In addition, the Special Limited Partner transferred all of its common limited partnership interests in the OP to Realty Finance Trust LP, LLC (“RFT LP”), our wholly-owned subsidiary. As a result of these transactions, the Special Limited Partner no longer owns any interest in the OP and RFT LP is the sole limited partner of the OP. On December 30, 2014, we filed with the Maryland State Department of Assessments and Taxation articles supplementary to our charter that reclassified 1,000 authorized but unissued shares of our common stock as shares of convertible stock and set the terms of such convertible shares. We then issued 1,000 convertible shares to the Advisor for $1.00 per share. The convertible shares will automatically convert to shares of our common stock upon the first occurrence of any of the Triggering Events.
We were formed to originate, acquire and manage a diversified portfolio of commercial real estate debt secured by properties located both within and outside of the United States. We may also invest in commercial real estate securities. Commercial real estate debt investments may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. Commercial real estate securities may include CMBS, senior unsecured debt of publicly traded REITs, debt or equity securities in other publicly traded real estate companies and CDOs.
We have no direct employees. We have retained the Advisor to manage our affairs on a day-to-day basis. The Dealer Manager serves as the dealer manager of the Offering. The Advisor and Dealer Manager are under common control with the parent of the Sponsor, as a result of which they are related parties and each of them have or will receive compensation and fees for services related to the Offering and the investment and management of our assets. The Advisor and Dealer Manager receive fees during the offering, acquisition, operational and liquidation stages.
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
Acquisition Fees and Expenses
We incur acquisition fees and acquisition expenses payable to the Advisor. We pay the Advisor an acquisition fee based on principal amount funded by us to originate or acquire commercial mortgage loans or on the anticipated net equity funded by us to acquire real estate securities. Acquisition fees paid and acquisition expenses reimbursed to our Advisor in connection with the origination and acquisition of commercial mortgage loans and acquisition of real estate securities are evaluated based on the nature of the expense to determine if they should be expensed in the period incurred or capitalized and amortized over the life of the investment.
Commercial Mortgage Loans
Commercial mortgage loans are held for investment purposes and are anticipated to be held until maturity, and accordingly, are carried at cost, net of unamortized acquisition expenses, discounts or premiums and unfunded commitments. Commercial mortgage loans that are deemed to be impaired will be carried at amortized cost less a specific allowance for loan losses. Interest income is recorded on the accrual basis and related discounts, premiums and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in our consolidated statements of operations. Guaranteed loan exit fees payable by the borrower upon maturity are accreted over the life of the investment using the effective interest method. The accretion of guaranteed loan exit fees is recognized in interest income in our consolidated statements of operations and the associated receivable is included in the consolidated balance sheet.
Allowance for Loan Losses
The allowance for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through a loan loss provision in our consolidated statement of operations and is decreased by charge-offs when losses are confirmed through the receipt of assets, such as cash in a pre-foreclosure sale or upon ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased. We utilize a risk based methodology for determining the allowance for loan losses. The allowance for loan losses includes a general, formula-based component and an asset-specific component.
General reserves are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. We currently estimate loss rates based on historical realized losses experienced in the industry and take into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. We perform a comprehensive analysis of the loan portfolio and assigns risk ratings to loans that incorporate management's current judgments about their credit quality based on all known and relevant internal and external factors that may affect collectability. We consider, among other things, payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographical location as well as national and regional economic factors. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. Ratings range from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss.
As of December 31, 2014, we have originated or acquired 38 loans with a par value of approximately $461.2 million, all of which were performing as of December 31, 2014. We have established a $0.6 million allowance for loan losses as of December 31, 2014. There are no specifically reserved loans in the portfolio as of December 31, 2014.

The asset-specific reserve component relates to reserves for losses on individual impaired loans. We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due under the contractual terms of the loan agreement. This assessment is made on an individual loan basis each quarter based on such factors as payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographical location as well as national and regional economic factors. A reserve is established for an impaired loan when the present value of payments expected to be received, observable market prices or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) is lower than the carrying value of that loan.
For collateral dependent impaired loans, impairment is measured using the estimated fair value of collateral less the estimated cost to sell. Valuations are performed or obtained at the time a loan is determined to be impaired and designated non-performing, and they are updated if circumstances indicate that a significant change in value has occurred. We will generally use the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In more limited cases, the Advisor will obtain external "as is" appraisals for loan collateral, generally when third party participations exist.
A loan is also considered impaired if its terms are modified in a troubled debt restructuring ("TDR"). A TDR occurs when a concession is granted and the debtor is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loans.
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
Real Estate Securities
On the acquisition date, all of our commercial real estate securities will be classified as available for sale and will be carried at fair value, with any unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. However, we may elect the fair value option for certain of our real estate securities, and as a result, any unrealized gains or losses on such real estate securities will be recorded as unrealized gains or losses on investments in our consolidated statement of operations. Related discounts, premiums, and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the consolidated statements of operations.
Impairment Analysis of Real Estate Securities
Commercial real estate securities for which the fair value option has not been elected will be periodically evaluated for other-than-temporary impairment. If the fair value of a security is less than its amortized cost, the security is considered impaired. Impairment of a security will be considered to be other-than-temporary when (i) the Advisor has the intent to sell the impaired security; (ii) it is more likely than not we will be required to sell the security; or (iii) the Advisor does not expect to recover the entire amortized cost of the security. If the Advisor determines that an other-than-temporary impairment exists and a sale is likely, the impairment charge will be recognized as an impairment of assets on our consolidated statement of operations. If a sale is not expected, the portion of the impairment charge related to credit factors will be recorded as an impairment of assets on our consolidated statement of operations with the remainder recorded as an unrealized gain or loss on investments reported as a component of accumulated other comprehensive income or loss.
Commercial real estate securities for which the fair value option has been elected will not be evaluated for other-than-temporary impairment as changes in fair value are recorded in our consolidated statement of operations.
Income Taxes
We conduct our operations to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. As a REIT, we generally will not be subject to federal corporate income tax as long as we distribute at least 90% of our REIT taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. However, even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income.
Portfolio
As of December 31, 2014, our portfolio consisted of 38 loans (the "Loans") and eight investments in CMBS. The Loans had a total carrying value of $457.5 million and $30.8 million, and our CMBS investments had a fair value of $50.2 million and $5.0 million as of December 31, 2014 and 2013, respectively. We currently estimate loss rates based on historical realized losses experienced in the industry and takes into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. We recorded a general allowance for loan losses as of

December 31, 2014 in the amount of $0.6 million. There are no impaired or specifically reserved loans in the portfolio as of December 31, 2014.
The Loans bear a weighted average coupon of 7.06% and 9.11%, and have a weighted average life of 3.2 and 7.2 years as of December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, we invested $429.9 million in 33 loans including $2.1 million of capitalized acquisition expenses. We recorded interest income of $14.7 million, $0.8 million and $0 on the Loans for the years ended December 31, 2014, 2013 and 2012, respectively. For the year ended December 31, 2014, we received scheduled principal repayments of $0.1 million on the Loans.
Our CMBS investments have a weighted average coupon of 3.30% and 2.92% at December 31, 2014 and 2013, respectively. Our CMBS investments have a remaining life of 1.8 and 1.9 years as of December 31, 2014 and 2013, respectively. We recorded interest income of $733.0 thousand, $7.7 thousand and $0 on our CMBS investments for the years ended December 31, 2014, 2013 and 2012, respectively. To date, we have not sold any CMBS investments.
The following charts summarize our portfolio as a percentage of par value, including CMBS, by the collateral type, geographical region and coupon rate type as of December 31, 2014 and 2013:

An investments region classification is defined according to the below map based on the location of investments secured property.

PACIFIC/MOUNTAIN
GREAT LAKES/
NORTH CENTRAL
NORTHEAST
SOUTH CENTRAL
SOUTHEAST

The following charts show the par value by maturity year for the investments in our portfolio as of December 31, 2014 and 2013.
The following table shows selected data from our commercial mortgage loans portfolio as of December 31, 2014 (in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior 1	Office	$11,450	1M LIBOR + 5%	5.50%	70.0%
Senior 2	Retail	12,300	1M LIBOR + 5.4%	5.95%	73.9%
Senior 3	Mixed Use	14,000	1M LIBOR + 8%	10.95%	70.0%
Senior 4	Office	5,350	1M LIBOR + 4.9%	5.15%	80.0%
Senior 5	Mixed Use	31,050	1M LIBOR + 4.5%	4.88%	75.0%
Senior 6	Mixed Use	31,589	1M LIBOR + 5.5%	5.77%	55.3%
Senior 7	Retail	9,450	1M LIBOR + 4.9%	5.26%	70.0%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior 8	Mixed Use	7,460	1M LIBOR + 4.75%	5.24%	78.0%
Senior 9	Hotel	7,199	1M LIBOR + 5.75%	6.24%	60.0%
Senior 10	Retail	11,800	1M LIBOR + 4.75%	5.12%	79.4%
Senior 11	Office	22,150	1M LIBOR + 4.65%	5.28%	80.0%
Senior 12	Office	9,150	1M LIBOR + 5.5%	6.05%	75.0%
Senior 13	Office	14,200	1M LIBOR + 5.2%	5.45%	75.0%
Senior 14	Office	34,500	1M LIBOR + 5.25%	5.72%	75.0%
Senior 15	Office	11,400	1M LIBOR + 4.8%	5.01%	75.0%
Senior 16	Mixed Use	9,600	1M LIBOR + 5.1%	5.55%	75.0%
Senior 17	Office	9,180	1M LIBOR + 5%	5.58%	75.0%
Mezzanine 1	Hotel	6,367	5.46%	12.74%	76.7%
Mezzanine 2	Multifamily	5,000	9.00%	8.73%	73.9%
Mezzanine 3	Office	9,000	3M LIBOR + 11%	10.88%	77.9%
Mezzanine 4	Office	5,000	11.00%	10.76%	63.6%
Mezzanine 5	Student Housing	4,000	12.00%	11.75%	74.5%
Mezzanine 6	Hotel	11,000	1M LIBOR + 7.05%	6.98%	70.0%
Mezzanine 7	Hotel	3,000	11.00%	10.78%	81.8%
Mezzanine 8	Office	7,000	12.00%	11.87%	78.3%
Mezzanine 9	Retail	1,963	13.00%	12.91%	85.0%
Mezzanine 10	Office	10,000	1M LIBOR + 8%	8.03%	80.0%
Mezzanine 11	Multifamily	3,480	9.50%	9.42%	84.5%
Mezzanine 12	Hotel	35,000	1M LIBOR + 8.4%	8.30%	70.1%
Mezzanine 13	Mixed Use	7,000	1M LIBOR + 10.5%	10.95%	84.0%
Mezzanine 14	Hotel	12,000	1M LIBOR + 9%	8.90%	74.2%
Mezzanine 15	Student Housing	5,000	1M LIBOR + 8%	7.90%	71.0%
Mezzanine 16	Office	45,000	1M LIBOR + 7.25%	7.13%	76.0%
Mezzanine 17	Office	9,000	10.50%	10.37%	85.0%
Mezzanine 18	Office	5,100	3M LIBOR + 10%	10.26%	79.5%
Mezzanine 19	Office	10,000	10.00%	10.90%	79.0%
Subordinated 1	Net Lease Retail	10,000	11.00%	11.00%	50.1%
Subordinated 2	Multifamily	5,477	1M LIBOR + 11.25%	11.32%	71.7%
		$461,215		7.84%	73.2%
________________________
DSCR = Debt Service Coverage Ratio
NA - Not applicable.
(1) Our floating rate loan agreements contain the contractual obligation for the borrower to maintain an interest rate cap to protect against rising interest rates. In a simple interest rate cap, the borrower pays a premium for a notional principal amount based on a capped interest rate (the “cap rate”). When the floating rate exceeds the cap rate, the borrower receives a payment from the cap counterparty equal to the difference between the floating rate and the cap rate on the same notional principal amount for a specified period of time. When interest rates rise, the value of an interest rate cap will increase, thereby reducing the borrower's exposure to rising interest rates.
(2) Loan to value percentage is from metrics at origination.
Results of Operations
Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013
We conduct our business through the following segments:

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

Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt and real estate securities segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Years Ended December 31,
	2014			2013
	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$199,681	$14,733	7.4%	$17,650	$767	6.8%
Real estate securities	24,630	733	3.0%	5,005	8	0.3%
Total	224,311	15,466	6.9%	22,655	775	5.4%
Interest-bearing liabilities:
Repurchase Agreements - Loans	53,953	1,985	3.7%	5,032	32	1.0%
Repurchase Agreements - Securities	12,286	211	1.7%	—	—	—%
Total	66,239	2,196	3.3%	5,032	32	1.0%
Net interest income/spread		13,270	3.6%		$743	4.4%
Average leverage %(5)	29.5%			22.2%
Weighted average levered yield(6)			8.0%			6.4%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. All amounts are calculated based on quarterly averages.
(2) Includes the effect of amortization of premium or accretion of discount and deferred fees.
(3) Calculated as interest income or expense divided by average carrying value.
(4) Annualized based on first loan acquisition of May 15, 2013.
(5) Calculated by dividing total average interest-bearing liabilities by total average interest-earning assets.
(6) Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the interest-earning assets.
Interest income
Interest income for the years ended December 31, 2014 and 2013 totaled $15.5 million and $0.8 million, respectively. As of December 31, 2014, our portfolio consisted of 38 Loans and eight investments in CMBS. The Loans had a total carrying value of $456.9 million and our CMBS investments had a fair value of $50.2 million, while during the year ended December 31, 2013 we had made six investments with a total carrying value of $30.8 million. The growth in the overall size of the portfolio is the main driver in the increase in interest income, and we anticipate this growth will continue to be the main driver while we continue to receive invested capital through the Offering.
Interest expense
Interest expense for the years ended December 31, 2014 and 2013 totaled $2.2 million and $32,313, respectively. As of December 31, 2014 and 2013, we had total leverage outstanding of $176.4 million and $7.3 million, respectively. Interest expense directly correlates with sources of financing available as well as utilization of those sources. We anticipate continued utilization of leverage as we grow the portfolio during the Offering and as additional sources of leverage become available.

Expenses from operations
Expenses from operations for the years ended December 31, 2014 and 2013 were made up of the following (in thousands):

	Year Ended December 31,
	2014	2013
Acquisition fees	$4,386	$—
Subordinated performance fee	604	—
Professional fees	1,050	71
Board expenses	263	186
Insurance expense	217	165
Other expenses	668	219
Loan loss provision	570	$—
Total expenses from operations	$7,758	$641
Our expenses from operations were primarily related to asset acquisition fees which will continue to trend parallel with the rate of our originations and acquisitions. During the year ended December 31, 2014, we originated and acquired loans and CMBS with a par value of $477.2 million and in conjunction with these transactions we expensed $4.4 million of acquisition fees. During the year ended December 31, 2013, we had only made six loan investments with an aggregate par value of $34.4 million.
Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012
Net interest income for the year ended December 31, 2013 and 2012 were made up of the following (in thousands):

	Year Ended December 31,
	2013	2012*
Net Interest Income:
Interest income	$775	$—
Interest expense	32	—
Net interest income	$743	$—
________________________
* For the period from November 15, 2012 (inception) to December 31, 2012
During the year ended December 31, 2013, we generated net income of $101,666 or $0.19 per basic and diluted weighted-average share. During the year ended December 31, 2013, we funded seven investments with a weighted-average carrying value of $11.1 million from May 14, 2013 when business operations commenced. Our portfolio was funded at a net discount to par of $4.1 million. During the year ended December 31, 2013, the net discount of our portfolio provided $91,101 of accretion which is included in our $775,056 of interest income. Our six mezzanine loans had weighted-average coupon of 9.11% and a weighted-average remaining life of 7.2 years, and our CMBS investment had a coupon of 2.92% (based on one month LIBOR of 0.17% at December 31, 2013) and a remaining life of 1.9 years. During the year ended December 31, 2013, we incurred interest expense of $32,313. Interest expense incurred is mainly driven by our revolving line of credit with with AR Capital, LLC, the parent of the Sponsor (the “Revolver”), which had a 3.25% fixed rate and had $7.3 million outstanding as of December 31, 2013.
Expenses from operations for the years ended December 31, 2013 and 2012 were made up of the following (in thousands):

	Year Ended December 31,
	2013	2012*
Other expenses	$219	$—
Professional fees	71	16
Board expenses	186	—
Insurance expense	165	—
Total expenses from operations	$641	$16
________________________
* For the period from November 15, 2012 (inception) to December 31, 2012
During the year ended December 31, 2013, we incurred operating expenses of $641,077. Our total operating expenses were 5.8% of our average invested assets for the year ended December 31, 2013 and 86.3% of our net interest income for the same period. Our operating expenses primarily related to board of directors expenses, ongoing directors and officers insurance expense, accounting and other professional expenses. Professional fees in connection with our organization were the only expenses during the period from November 15, 2012 (date of inception) to December 31, 2012.
Liquidity and Capital Resources
Our principal demands for cash will be acquisition costs, including the purchase price of any investments we originate or acquire, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our investments from the net proceeds of the Offering. We can acquire our assets with cash or debt, but we also may acquire assets free and clear of indebtedness by paying the entire purchase price for the asset in cash or in OP Units.
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
Loan Repo Facilities
On June 18, 2014, we through our indirect wholly-owned subsidiary, RFT JPM Loan, LLC, entered into an Uncommitted Master Repurchase Agreement ("UMRA") with JP Morgan Chase Bank, National Association (the"JPM Repo Facility"). The JPM Repo Facility provides up to $150.0 million in advances, subject to adjustment, which we expect to use to finance the acquisition or origination of eligible loans, including first mortgage loans, junior mortgage loans, mezzanine loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 2.25% to 4.50%, depending on the attributes of the purchased assets. The initial maturity date of the JPM Repo Facility is June 18, 2016, with a one-year extension at our option, which may be exercised upon the satisfaction of certain conditions. As of December 31, 2014, there was $76.5 million of principal outstanding on the JPM Repo Facility.
On September 5, 2014, we entered into an UMRA with Barclays Bank PLC (the "Barclays Repo Facility"). The Barclays Repo Facility provides up to $150.0 million in advances, subject to adjustment, which we expect to use to finance the acquisition or origination of eligible loans, including first mortgage loans, junior mortgage loans, mezzanine loans and participation interests therein. Advances under the Barclays Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 2.00% to 2.50%, depending on the attributes of the purchased assets. The initial maturity date of the Barclays Repo Facility is September 3, 2015, with four six-month extensions at our option, which may be exercised upon the satisfaction of certain conditions. As of December 31, 2014, we had $73.7 million outstanding under the Barclays Repo Facility.
CMBS Master Repurchase Agreements ("MRAs")
On January 2, 2014, we entered into an MRA with JP Morgan Chase Bank, National Association, ("JPM") which provides us with the ability to sell real estate securities to JPM for liquidity while providing a fixed repurchase price for the same real estate securities in the future. As of December 31, 2014, there was $18.5 million outstanding under the JPM MRA.
On February 7, 2014, we entered into an MRA with Citigroup Global Markets Inc. ("Citi") which provides us with the ability to sell real estate securities to Citi for liquidity while providing a fixed repurchase price for the same real estate securities in the future. As of December 31, 2014, there was $4.0 million outstanding under the Citi MRA.
On May 5, 2014, we entered into an MRA with Barclays Capital Inc. ("Barclays") which provides us with the ability to sell real estate securities to Barclays for liquidity while providing a fixed repurchase price for the same real estate securities in the future. As of December 31, 2014, we did not have any borrowings outstanding under the Barlcays MRA.
On July 23, 2014, we entered into an MRA with Wells Fargo Bank, N.A. which provides us with the ability to sell real estate securities to Wells Fargo Bank, N.A. for liquidity while providing a fixed repurchase price for the same real estate securities in the future. As of December 31, 2014, we did not have any borrowings outstanding under the Wells Fargo Bank, N.A. MRA.
On July 23, 2014, we entered into an MRA with Wells Fargo Securities, LLC ("Wells Fargo") which provides us with the ability to sell real estate securities to Wells Fargo for liquidity while providing a fixed repurchase price for the same real estate securities in the future. As of December 31, 2014, there was $3.7 million outstanding under the Wells Fargo MRA.

On September 16, 2014, we entered into an MRA with Credit Suisse Securities (USA) LLC ("CS") which provides us with the ability to sell real estate securities to CS for liquidity while providing a fixed repurchase price for the same real estate securities in the future. As of December 31, 2014, we did not have any borrowings outstanding under the CS MRA.
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
Distributions
On May 13, 2013, our board of directors authorized, and we declared, a distribution, which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00565068493 per day based on a price of $25.00 per share of common stock. The distributions began to accrue on May 30, 2013 (15 days following our initial loan acquisition) and will be payable by the fifth day following the end of each month to stockholders of record at the close of business each day during the prior month.
The below table shows the distributions paid on shares outstanding during the years ended December 31, 2014 and 2013 (in thousands, except share data):

Year Ended December 31, 2014 Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2014	1,219,825	$141	$74
February 3, 2014	1,463,829	171	85
March 3, 2014	1,979,935	213	106
April 1, 2014	2,644,003	305	163
May 1, 2014	3,277,803	353	206
June 2, 2014	4,126,746	452	282
July 2, 2014	5,372,322	571	356
August 2, 2014	6,956,879	759	485
September 2, 2014	8,925,637	951	628
October 2, 2014	10,575,893	1,073	736
November 2, 2014	12,253,800	1,249	905
December 1, 2014	13,880,235	1,354	1,001
Total		$7,592	$5,027

Year Ended December 31, 2013 Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Issued under DRIP
June 3, 2013	99,897	$1	$1
July 1, 2013	103,483	8	8
August 1, 2013	143,357	13	13
September 3, 2013	302,524	33	23
October 1, 2013	484,146	49	35
November 1, 2013	716,599	78	49
December 2, 2013	963,473	104	61
Total		$286	$190
________________________
(1) Represents the weighted average shares outstanding for the period related to the respective payment date.
The following table shows the sources for the payment of distributions to common stockholders for the periods presented (in thousands):

	Year Ended December 31,
	2014		2013 (1)
Distributions:
Cash distributions paid	$7,592		$286
Distributions reinvested	5,027		189
Total distributions	$12,619		$475
Source of distribution coverage:
Cash flows provided by operations	$2,685	21.3%	$286	60.2%
Proceeds from issuance of common stock	4,907	38.9%	—	—%
Common stock issued under DRIP	5,027	39.8%	189	39.8%
Total sources of distributions	$12,619	100.0%	$475	100.0%
Cash flows provided by operations (GAAP)	$2,685		$776
Net income (GAAP)	$5,415		$102
________________________
(1) The distribution coverage for the year ended December 31, 2013 previously included distributions accrued but not yet paid of $216 thousand. As such, the amounts previously reported for cash flows provided by operations, proceeds from issuance of common stock and common stock issued under DRIP were $428 thousand, $0 and $263 thousand, respectively.
The following table compares cumulative distributions paid to cumulative net income (in accordance with GAAP) for the period from November 15, 2012 (date of inception) through December 31, 2014 (in thousands):

For the period from November 15, 2012 (date of inception) to December 31, 2014
Distributions paid:
Common stockholders in cash	$7,878
Common stockholders pursuant to DRIP / offering proceeds	5,216
Total distributions paid	$13,094

Reconciliation of net income:
Net interest income	$14,013
Gain on sale	112
Acquisition fees	(4,386)
Other operating expenses	(4,238)
Net income (in accordance with GAAP)	$5,501

Cash flows provided by operations	$3,461

Cash Flows
Cash Flows for the Year Ended December 31, 2014
Net cash provided by operating activities for the year ended December 31, 2014 was $2.7 million. Cash inflows were primarily driven by an increase in net interest income to $13.3 million, but were partially offset by cash outflows mainly for Acquisition fees of $4.4 million.
Net cash used in investing activities for the year ended December 31, 2014 was $471.6 million. Cash outflows were primarily driven by originations and acquisitions with $429.9 million and $45.6 million representing our investment in 33 new loans and seven new CMBS positions, respectively.
Net cash provided by financing activities for the year ended December 31, 2014 was $469.2 million. Cash inflows for the period of $345.5 million from the issuance of common stock, $150.2 million from borrowings on the Loan Repo Facilitates and $26.3 million from net borrowings on our CMBS MRAs which were partially offset by the payment of $35.6 million of offering costs and $7.3 million of net repayments on the Revolver.
Cash Flows for the Year Ended December 31, 2013
Net cash provided by operating activities for the year ended December 31, 2013 was $0.8 million. Cash inflows were primarily driven by our net income of $0.1 million, adjusted for non-cash items of discount accretion of $0.1 million and an increase in accounts payable and accrued expenses of $1.1 million. These cash inflows were offset by cash outflows that consisted of an increase in accounts receivable and prepaid expenses of $0.4 million.
Net cash used in investing activities for the year ended December 31, 2013 was $35.8 million. Cash outflows were primarily driven by the acquisition of three loan investments.
Net cash provided by financing activities for the year ended December 31, 2013 was $35.2 million. The level of cash provided by or used in financing activities was mainly driven by sales our common stock during the Offering as well as draws and repayments on our line of credit. Cash inflows for the period were primarily due to $32.2 million of issuance of common stock and $7.3 million from net borrowings on our Revolver which were partially offset by the payment of $5.0 million of offering costs.
Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2013. As a REIT, we generally will not be subject to federal corporate income tax as long as we distribute at least 90% of our REIT taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.
Contractual Obligations and Commitments
Our contractual obligations including expected interest payments as of December 31, 2014 are summarized as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$3,450	$47,511	$8,409	$4,175	$63,545
Barlcays Repo Facility	74,841	—	—	—	74,841
JPM Repo Facility	2,868	77,877	—	—	80,745
Citi MRA	4,015	—	—	—	4,015
JPM MRA	18,551	—	—	—	18,551
Wells MRA	3,736	—	—	—	3,736
Total	$107,461	$125,388	$8,409	$4,175	$245,433
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
In addition, we have contractual obligations under our agreements with the Advisor, the Dealer Manager and their affiliates, described below.

Related Party Arrangements
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
Organization and Offering Expenses
Our Advisor is entitled to receive reimbursement for organization and offering expenses, which may include reimbursements to our Advisor for other organization and offering expenses it incurs for due diligence fees included in detailed and itemized invoices. We are obligated to reimburse our Advisor for organization and offering costs to the extent the organization and offering expenses do not exceed 2.0% of gross proceeds from the Offering. Our Advisor does not expect reimbursable organization and offering costs, excluding selling commissions and dealer manager fees, to exceed 1.5% of the gross proceeds from the Offering. We shall not reimburse our Advisor for any organization and offering costs that our independent directors determine are not fair and commercially reasonable to us.
Operating Costs
We will reimburse our Advisor’s costs of providing administrative services. Additionally, we will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or disposition fees. The Advisor must pay any expenses in which our operating expenses as defined by North American Securities Administrators Association at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets or (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, unless a majority of our independent directors determine the excess expenses were justified based on unusual and nonrecurring factors.
Asset Management Fee
Our Advisor, or its affiliates, receives an annual asset management fee equal to 0.75% of the cost of our assets. Commencing on the NAV pricing date, the asset management fee will be based on the lower of 0.75% of the cost of our assets and 0.75% of the fair value of our assets (fair value will consist of the market value of each portfolio investment as determined in accordance with our valuation guidelines). This fee will be paid monthly in arrears, based on assets held by us during the measurement period adjusted for the appropriate closing dates for individual investments. The amount of the asset management fee will be reduced to the extent that the amount of distributions declared during the six month period ending on the last day of the calendar quarter immediately preceding the date such asset management fee is payable, exceeds FFO, as adjusted, for the same period.
Acquisition Fee
Our Advisor, or its affiliates, also receives an acquisition fee equal to 1.0% of the contract purchase price paid for our commercial real estate debt or other commercial real estate investments and 1.0% of the anticipated net equity funded by the us to acquire real estate securities.
Acquisition Expense
Our Advisor, or its affiliates, may receive reimbursements for acquisition expenses incurred including personnel costs related to selecting, evaluating, originating and acquiring investments on our behalf and we may incur third party acquisition expenses. We reimburse the Advisor, or its affiliates, up to 0.5% of the principal amount funded by us to originate or acquire commercial mortgage loans and up to 0.5% of the anticipated net equity funded by us to acquire real estate securities investments. In no event will the total of all acquisition fees and acquisition expenses exceed 4.5% of the principal amount funded with respect to our total portfolio including subsequent fundings to investments in our portfolio.
Asset Disposition Fee
For substantial assistance in connection with the sale of investments, as determined by our board of directors, we will pay our Advisor, or its affiliates, a disposition fee of 1.0% of the contract sales price of each commercial mortgage loan or other investment sold, including real estate securities or collateralized debt obligations issued by our subsidiary as part of a securitization transaction. We will not be obligated to pay a disposition fee upon the maturity, prepayment, workout, modification or extension of commercial real estate debt unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If we take ownership of a property as a result of a workout or foreclosure of a loan, we will pay a disposition fee upon the sale of such property.

Annual Subordinated Performance Fee
We pay the Advisor an annual subordinated performance fee calculated on the basis of our total return to stockholders, payable monthly in arrears, such that for any year in which our total return on stockholders’ capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return; provided that in no event will the annual subordinated performance fee payable to the Advisor exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in our return on stockholders’ capital exceeding 6.0% per annum.
Convertible Stock
We have issued 1,000 convertible shares to the Advisor, which will automatically convert to shares of our common stock upon the occurrence of the first to occur of the Triggering Events. In general, but with certain exceptions as outlined in the articles supplementary, each convertible share will convert into a number of common shares equal to  1/1000 of the quotient of (a) the conversion product (the product of 0.15 times the amount, if any, by which (i) the sum of the enterprise value as of the date of the triggering event plus total distributions paid to the our stockholders through the date of the triggering event exceeds (ii) the sum of our stockholders’ invested capital plus a 6.0% return as of the date of the triggering event) divided by (b) the quotient of the enterprise value divided by the number of shares of our common stock outstanding (on an as-converted basis) on the date of the triggering event. The conversion product will be reduced by the amounts payable pursuant to the annual subordinated performance fee as realized appreciation in our assets during the time that the Advisor or one of its affiliates acts as our advisor.
Realty Capital Securities, LLC and its Affiliates
Selling Commissions and Dealer Manager Fees
Pursuant to a dealer manager agreement, we pay our Dealer Manager selling commissions of up to 7.0% of the per share purchase price of shares in our Offering, all of which are reallowed to soliciting dealers. In addition, we pay our Dealer Manager a dealer manager fee of 3.0% of the per share purchase price of shares in our Offering, a portion of which may be reallowed to soliciting dealers. Alternatively, a soliciting dealer may elect to receive a selling commission equal to 7.5% of the gross proceeds from the sale of shares made by such soliciting dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of such sale up to and including the fifth anniversary of the closing of such sale. The dealer manager fee will be reduced to 2.5% of the gross proceeds on sales by a soliciting dealer in our primary offering in the event a soliciting dealer elects to receive the 7.5% selling commission described above but such total fees shall not exceed 10.0% of gross proceeds.
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

Total Costs Incurred Due to Related Party Arrangements
The table below shows the costs incurred due to related party arrangements during the years ended December 31, 2014, 2013 and 2012 and the associated payable as of December 31, 2014 and 2013 (in thousands): See Note 9 - Related Party Transactions and Arrangements for further detail.

	Year Ended December 31,			Payable as of December 31,
	2014	2013	2012*	2014	2013
Total commissions and fees incurred from the Dealer Manager in connection with the offering	$33,190	$2,705	$—	$119	$12
Total compensation and reimbursement for services provided by the Advisor and affiliates in connection with the offering	2,627	1,250	—	1,725	1,047
Acquisition fees and related expense reimbursements in connection with operations	6,578	470	—	—	202
Advisory and investment banking fee	542	316	—	—	316
Subordinated performance fee	604	—	—	191	—
Total	$43,541	$4,741	$—	$2,035	$1,577
___________________________________
* For the period from November 15, 2012 (inception) to December 31, 2012
The payables as of December 31, 2014 and 2013 in the table above are included in due to affiliates on our consolidated balance sheets.
Off Balance Sheet Arrangements
We currently have no off balance sheet arrangements.
Non-GAAP Financial Measures
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT") and the Investment Program Association ("IPA") industry trade groups, have each promulgated measures respectively known as funds from operations ("FFO") and modified funds from operations ("MFFO"), which we believe to be appropriate supplemental measures to reflect the operating performance of a REIT. The use of FFO and MFFO is recommended by the REIT industry as supplemental performance measures. FFO and MFFO are not equivalents to our net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of depreciable property, property and asset impairment write-downs, depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our business plan is to operate as a mortgage REIT with our portfolio consisting of commercial mortgage loan investments and investments in real estate securities. We will typically have no FFO adjustments to our net income or loss computed in accordance with GAAP as a result of operating as a mortgage REIT. Although we have the ability to acquire real property, we have not acquired any at this time and as such have not had any FFO adjustments to our net income or loss computed in accordance with GAAP.
Publicly registered, non-listed REITs typically operate differently from traded REITs because they generally have a limited life followed by a liquidity event or other targeted exit strategy. Non-traded REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation as compared to later years when the proceeds from their continuous public offering have been fully invested and when the company is seeking to implement a liquidity event or other exit strategy. However, it is likely that we will make investments past the acquisition stage, albeit at a substantially lower level.
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
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010 - 01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. We define MFFO as FFO further adjusted for the following items, as applicable: acquisition fees; accretion of discounts and amortization of premiums and other loan expenses on debt investments; fair value adjustments on real estate related investments such as commercial real estate securities or derivative investments included in net income; impairments of real estate related investments, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses from fair value adjustments on real estate securities, including commercial mortgage backed securities and other securities, interest rate swaps and other derivatives not deemed to be hedges and foreign exchanges holdings; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums and other loan expenses on debt investments, gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we will be responsible for managing interest rate, hedge and foreign exchange risk, we expect to retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of our core operations.
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
The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012*
Funds From Operations:
Net income (loss)	$5,415	$102	$(16)
Funds from operations	$5,415	$102	$(16)
Modified Funds From Operations:
Funds from operations	$5,415	$102	$(16)
Amortization of premiums, discounts and fees on investments, net	(565)	(91)	—
Acquisition fees and acquisition expenses (1)	4,386	—	—
Loan loss provision	570	—	—
Modified funds from operations	$9,806	$11	$(16)
________________________

*	For the period from November 15, 2012 (inception) to December 31, 2012
(1) In 2014, only acquisition fees and expenses reflected in current period income have been added back to FFO. Previously, all acquisition fees and expenses, whether expensed or capitalized, were added back under this caption in the period incurred. Comparative periods have been changed to reflect the current presentation.
Review of our Policies
Our board of directors, including our independent directors, has reviewed our policies described in this Annual Report on Form 10-K and our registration statement related to the Offering, as well as other policies previously reviewed and approved by our board of directors, and determined that they are in the best interests of our stockholders because: (1) they increase the likelihood that we will be able to acquire a diversified portfolio of investments, thereby reducing risk in our portfolio; (2) there are sufficient investment opportunities with the attributes that we seek; (3) our executive officers, directors and affiliates of the Advisor have expertise with the type of real estate-related investments we seek; (4) borrowings should enable us to acquire and originate investments and earn interest income more quickly; and (5) best practices corporate governance and high ethical standards help promote long-term performance, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
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
As of December 31, 2014 and 2013, our portfolio included 35 and two variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity (in thousands):

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	December 31, 2014	December 31, 2013
(-) 25 Basis Points (1)	(0.47)%	(0.43)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	4.61%	1.42%
(+) 100 Basis Points	9.22%	3.20%
________________________
(1) Reduction cannot cause LIBOR rates to fall below zero.
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report of Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K.
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Item 9B. Other Information.
On April 24, 2015, we entered into the First Amendment (the “First Amendment”) to the Amended and Restated Advisory Agreement (the “Advisory Agreement”) by and among us, the OP and the Advisor, which, among other things, amends the calculation of the asset management fee so that, commencing on the NAV Pricing Date, the asset management fee will be based on the lower of 0.75% of the costs of our assets and 0.75% of the fair value of our assets (fair value will consist of the market value of each portfolio investment as determined in accordance with our valuation guidelines).

The description of the First Amendment in this Annual Report on Form 10-K is a summary and is qualified in its entirety by the terms of the First Amendment attached as Exhibit 10.3 to this Annual Report on Form 10-K and incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our Code of Ethics may be obtained, free of charge, by sending a written request to our executive office – 405 Park Avenue – 14th Floor, New York, NY 10022, attention Chief Financial Officer.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to Consolidated Financial Statements on page F-1 of this report.
(b)    Exhibits
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Amendment and Restatement.
3.2(2)	Articles Supplementary, dated as of December 30, 2014.
3.3(3)	Articles of Amendment to the Amended and Restated Articles of Amendment and Restatement, effective February 10, 2015.
3.3(4)	Bylaws.
4.1(2)	Amended and Restated Agreement of Limited Partnership of ARC Realty Finance Operating Partnership, L.P., dated as of December 31, 2014.
10.1(5)	Valuation Services Agreement between ARC Realty Finance Trust, Inc. and Duff & Phelps, LLC dated as of February 4, 2013.
10.2(6)
Amended and Restated Advisory Agreement, dated as of December 20, 2013, by and among ARC Realty Finance Trust, Inc., ARC Realty Finance Operating Partnership, L.P. and ARC Realty Finance Advisors, LLC.

10.3*
First Amendment to Amended and Restated Advisory Agreement, entered into as of April 24, 2015, by and among Realty Finance Trust, Inc., Realty Finance Operating Partnership, L.P. and Realty Finance Advisors, LLC.

10.4(1)	Employee and Director Incentive Restricted Share Plan of ARC Realty Finance Trust, Inc
10.5(1)	Form of Restricted Share Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of ARC Realty Finance Trust, Inc.
10.6(1)	Amended and Restated Subscription Escrow Agreement dated as of March 13, 2013.
10.7(7)	Second Amended and Restated Subscription Escrow Agreement dated as of July 26, 2013.
10.8(7)	Revolving Line of Credit Agreement, made and entered into as of May 15, 2013, by and between AR Capital, LLC and ARC Realty Finance Trust, Inc.
10.9(7)	First Amendment to Revolving Line of Credit Agreement, made and entered into as of July 17, 2013, by and between AR Capital, LLC and ARC Realty Finance Trust, Inc.
10.10(8)	Uncommitted Master Repurchase Agreement, dated as of June 18, 2014, between ARC RFT JPM Loan, LLC and JPMorgan Chase Bank, National Association.
10.11(9)	Guarantee Agreement, dated as of June 18, 2014, between ARC Realty Finance Trust, Inc. and JPMorgan Chase Bank, National Association.
10.12(9)	Master Repurchase Agreement, dated as of September 5, 2014, between ARC RFT BB Loan, LLC and Barclays Bank PLC.
10.13(9)	Guaranty, dated as of September 5, 2014, between ARC Realty Finance Trust, Inc. and Barclays Bank PLC.
10.14(10)	Indemnification Agreement, dated as of December 31, 2014.
14.1(1)	Code of Ethics, dated as of February 7, 2013.
16.1(11)	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 28, 2015.
21(10)	Subsidiaries of the Registrant.
31.1*
Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a - 14(a) or 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a - 14(a) or 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
XBRL (eXtensible Business Reporting Language). The following materials from Realty Finance Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________________________________
* Filed herewith.

(1)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 15, 2013.

(2)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on January 6, 2015.

(3)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on February 17, 2015.

(4)	Filed as an exhibit to Pre-Effective Amendment No. 1 to our Registration Statement on Form S-11/A filed with the SEC on January 23, 2013.

(5)	Filed as an exhibit to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11/A filed with the SEC on February 12, 2013.

(6)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 11 to our Registration Statement on Form S-11 filed with the SEC on April 8, 2015.

(7)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 13, 2013.

(8)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 7 to our Registration Statement on Form S-11 filed with the SEC on July 11, 2014.

(9)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 8 to our Registration Statement on Form S-11 filed with the SEC on October 8, 2014.

(10)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 9 to our Registration Statement on Form S-11 filed with the SEC on January 8, 2015.

(11)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on January 28, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of April, 2015.

Realty Finance Trust, Inc.
By	/s/ Peter M. Budko
Peter M. Budko
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Peter M. Budko	Chief Executive Officer	April 24, 2015
Peter M. Budko	(Principal Executive Officer)

/s/ Donald MacKinnon	President and Chief Operating Officer	April 24, 2015
Donald MacKinnon

/s/ Nicholas Radesca	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 24, 2015
Nicholas Radesca

/s/ William M. Kahane	Chairman of the Board	April 24, 2015
William M. Kahane

/s/ Dr. Robert J. Froehlich	Lead Independent Director	April 24, 2015
Dr. Robert J. Froehlich

/s/ Elizabeth K. Tuppeny	Independent Director	April 24, 2015
Elizabeth K. Tuppeny

REALTY FINANCE TRUST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors
Realty Finance Trust, Inc.:

We have audited the accompanying consolidated balance sheet of Realty Finance Trust, Inc. (a Maryland Corporation) and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2014. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule IV- Mortgage Loans on Real Estate. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realty Finance Trust, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
April 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Realty Finance Trust, Inc.:

We have audited the accompanying consolidated balance sheet of Realty Finance Trust, Inc. (a Maryland Corporation) and subsidiary (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, changes in stockholders' equity, cash flows and comprehensive income for the year ended December 31, 2013 and the period from November 15, 2012 (date of inception) to December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realty Finance Trust, Inc. and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013 and the period from November 15, 2012 (date of inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 13, 2014

REALTY FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$386	$178
Restricted cash	68	—
Commercial mortgage loans, held for investment, net	456,884	30,832
Real estate securities, at fair value	50,234	5,005
Accrued interest receivable	2,866	126
Prepaid expenses and other assets	3,782	229
Total assets	$514,220	$36,370
LIABILITIES AND STOCKHOLDERS' EQUITY
Repurchase agreements - commercial mortgage loans	$150,169	$—
Repurchase agreements - real estate securities	26,269	—
Revolving line of credit with affiliate	—	7,305
Interest payable	232	15
Distributions payable	2,623	216
Accounts payable and accrued expenses	2,385	1,738
Due to affiliate	2,035	1,078
Total liabilities	183,713	10,352
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of December 31, 2014 and 2013	—	—
Convertible stock ("promote shares"); $0.01 par value, 1,000 and 0 shares authorized, issued and outstanding as of December 31, 2014 and 2013, respectively.	1	—
Common stock, $0.01 par value, 949,999,000 and 950,000,000 shares authorized, 15,472,192 and 1,330,669 shares issued and outstanding as of December 31, 2014 and 2013, respectively	155	13
Additional paid-in capital	340,874	26,620
Accumulated other comprehensive loss	(307)	(10)
Accumulated deficit	(10,216)	(605)
Total stockholders' equity	330,507	26,018
Total liabilities and stockholders' equity	$514,220	$36,370

The accompanying notes are an integral part of these statements.

REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)

	Years Ended December 31,
	2014	2013	2012*
Interest Income:
Interest income	$15,466	$775	$—
Less: Interest expense	2,196	32	—
Net interest income	13,270	743	—
Expenses:
Acquisition fees	4,386	—	—
Subordinated performance fee	604	—	—
Professional fees	1,050	71	16
Board expenses	263	186	—
Insurance expense	217	165	—
Other expenses	668	219	—
Loan loss provision	570	—	—
Total expenses	7,758	641	16
Gain on sale of loan	112	—	—
Income (loss) before income taxes	5,624	102	(16)
Income tax provision	209	—	—
Net income (loss)	$5,415	$102	$(16)

Basic net income per share	$0.75	$0.19	NM
Diluted net income per share	$0.75	$0.19	NM
Basic weighted average shares outstanding	7,227,169	526,084	8,888
Diluted weighted average shares outstanding	7,232,559	530,096	8,888
________________________
* For the period from November 15, 2012 (inception) to December 31, 2012
NM - Not Meaningful

The accompanying notes are an integral part of these statements.

REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2014	2013	2012*
Net income (loss)	$5,415	$102	$(16)
Unrealized loss on available-for-sale securities	(297)	(10)	—
Comprehensive income (loss) attributable to Realty Finance Trust, Inc.	$5,118	$92	$(16)
________________________
* For the period from November 15, 2012 (inception) to December 31, 2012

The accompanying notes are an integral part of these statements.

REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except for share data)

	Common Stock		Convertible Stock
	Number of Shares	Par Value	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, November 15, 2012	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock	8,888	—	—	—	200	—	—	200
Net loss	—	—	—	—	—	—	(16)	(16)
Balance, December 31, 2012	8,888	—	—	—	200	—	(16)	184
Issuance of common stock	1,311,226	13	—	—	32,194	—	—	32,207
Net income	—	—	—	—	—	—	102	102
Distributions declared	—	—	—	—	—	—	(691)	(691)
Common stock issued through distribution reinvestment plan	7,956	—	—	—	189	—	—	189
Common stock repurchases	(1,400)	—	—	—	(35)	—	—	(35)
Share-based compensation	3,999	—	—	—	16	—	—	16
Common stock offering costs, commissions and dealer manager fees	—	—	—	—	(5,944)	—	—	(5,944)
Other comprehensive loss	—	—	—	—	—	(10)	—	(10)
Balance, December 31, 2013	1,330,669	13	—	—	26,620	(10)	(605)	26,018
Issuance of common stock	13,928,346	140	—	—	346,408	—	—	346,548
Issuance of convertible stock	—	—	1,000	1	—	—	—	1
Net income	—	—	—	—	—	—	5,415	5,415
Distributions declared	—	—	—	—	—	—	(15,026)	(15,026)
Common stock issued through distribution reinvestment plan	211,577	2	—	—	5,025	—	—	5,027
Share-based compensation	1,600	—	—	—	27	—	—	27
Common stock offering costs, commissions and dealer manager fees	—	—	—	—	(37,206)	—	—	(37,206)
Other comprehensive loss	—	—	—	—	—	(297)	—	(297)
Balance, December 31, 2014	15,472,192	$155	1,000	$1	$340,874	$(307)	$(10,216)	$330,507

The accompanying notes are an integral part of these statements.

REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012*
Cash flows from operating activities:
Net income (loss)	$5,415	$102	$(16)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Discount accretion and premium amortization, net	(399)	(91)	—
Accretion of loan exit fees	(166)	—	—
Amortization of deferred financing costs	479	—	—
Realized gain on sale of commercial mortgage loan	(112)	—	—
Share-based compensation	27	16	—
Loan loss provision	570	—	—
Changes in assets and liabilities:
Accrued interest receivable	(2,574)	(126)	—
Prepaid expenses and other assets	(18)	(229)	—
Accounts payable and accrued expenses	(276)	1,090	16
Due to affiliate	(478)	—	—
Interest payable	217	14	—
Net cash provided by operating activities:	$2,685	$776	$—
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans	$(429,941)	$(30,787)	$—
Purchase of real estate securities	(45,597)	(5,015)	—
Proceeds from sale of commercial mortgage loan	3,692	—	—
Principal repayments received on commercial mortgage loans	136	47	—
Principal repayments received on real estate securities	73	—	—
Net cash used in investing activities	$(471,637)	$(35,755)	$—
Cash flows from financing activities:
Proceeds from issuances of common stock	$345,480	$32,172	$200
Proceeds from issuances of convertible stock	1	—	—
Payments of offering costs and fees related to common stock issuances	(35,598)	(4,991)	(321)
Borrowings on revolving line of credit with affiliate	5,550	16,845	—
Repayments of revolving line of credit with affiliate	(12,855)	(9,540)	—
Borrowings on repurchase agreements - commercial mortgage loans	150,169	—	—
Repayments of repurchase agreements - commercial mortgage loans	—	—	—
Borrowings on repurchase agreements - real estate securities	31,598	—	—
Repayments of repurchase agreements - real estate securities	(5,329)	—	—
Increase in restricted cash related to financing activities	(68)	—	—
Advances from affiliate	—	956	122
Payments of deferred financing costs	(2,196)	—	—
Distributions paid	(7,592)	(286)	—
Net cash provided by financing activities:	$469,160	$35,156	$1

Net change in cash	$208	$177	$1
Cash, beginning of period	178	1	—
Cash, end of period	$386	$178	$1

REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012*
Supplemental disclosures of cash flow information:
Escrow deposits payable related to commercial mortgage loans	$348	$15	$—
Income taxes paid	50	—	—
Interest paid	$1,500	$—	$—
Supplemental disclosures of non-cash flow information:
Distributions payable	$2,623	$216	$—
Common stock issued through distribution reinvestment plan	5,027	189	—
Receivable for common stock issued	1,068	122	—
Reclassification of deferred offering costs to additional paid-in capital	$—	$941	$—
__________________________
* For the period from November 15, 2012 (inception) to December 31, 2012

The accompanying notes are an integral part of these statements.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 1 - Organization and Business Operations
Realty Finance Trust, Inc. (formerly known as ARC Realty Finance Trust, Inc.) (the "Company") was incorporated in Maryland on November 15, 2012 and conducts its operations to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the filing of its tax return for the taxable year ended December 31, 2013. The Company is offering for sale a maximum of $2.0 billion of common stock, $0.01 par value per share, on a reasonable best efforts basis, pursuant to a registration statement on Form S-11 (the "Offering") filed with the U.S. Securities and Exchange Commission under the Securities Act of 1933, as amended . The Offering also covers the offer and sale of up to approximately $400.0 million in shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock. On May 14, 2013, the Company commenced business operations after raising in excess of $2.0 million of equity, the amount required for the Company to release equity proceeds from escrow.
Prior to the filing of the Company's second Quarterly Report on Form 10-Q following February 12, 2015 (the "NAV Pricing Date"), the per share purchase price in the Offering will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees and subject to certain discounts) and the per share purchase price for shares issued under the DRIP will be $23.75 per share, which is 95% of the purchase price per share in the Offering. As of December 31, 2014, the aggregate value of all the common stock outstanding was $386.5 million based on a per share value of $25.00 (or $23.75 for shares issued under DRIP). After the NAV Pricing Date, the Company will begin offering shares in the Offering and the DRIP at a per share purchase price that will vary quarterly and will be equal to the net asset value ("NAV") divided by the number of shares outstanding as of the end of the business day immediately preceding the day on which the Company makes its quarterly periodic filing ("Per Share NAV"). Applicable selling commissions and dealer manager fees will be added to the per share price for shares in the Company’s primary offering but not for the DRIP.
The Company previously sold 8,888 shares of the Company's common stock to Realty Finance Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by American Realty Capital VIII, LLC (the "Sponsor") for $22.50 per share or a total of $0.2 million. Substantially all of the Company's business is conducted through Realty Finance Operating Partnership, L.P. (the "OP"), a Delaware limited partnership. Realty Finance Advisors, LLC (the "Advisor"), a Delaware limited liability company, is the Company’s advisor. The Company is the sole general partner of the OP and directly or indirectly holds all of the units of limited partner interests in the OP. Previously, the Special Limited Partner contributed $2,020 to the OP in exchange for units of limited partner interests in the OP, which represented a nominal percentage of the aggregate OP ownership. On December 31, 2014, the OP redeemed all of the special limited partnership interests held by the Special Limited Partner for $2,020. In addition, the Special Limited Partner transferred all of its common limited partnership interests in the OP to Realty Finance Trust LP, LLC (“RFT LP”), the Company’s wholly-owned subsidiary. As a result of these transactions, the Special Limited Partner no longer owns any interest in the OP and RFT LP is the sole limited partner of the OP. On December 30, 2014, the Company filed with the Maryland State Department of Assessments and Taxation articles supplementary to its charter that reclassified 1,000 authorized but unissued shares of the Company’s common stock as shares of convertible stock and set the terms of such convertible shares. The Company then issued 1,000 convertible shares to the Advisor for $1.00 per share. The convertible shares will automatically convert to shares of common stock upon the first occurrence of any of following triggering events: (i) the Company has paid total distributions on the then-outstanding shares of common stock in an amount equal to or in excess of the sum of the invested capital (as defined in the Company’s charter) plus an aggregate 6.0% cumulative, pre-tax, non-compounded, annual return on such invested capital, (ii) a listing of the Company’s shares of common stock on a national securities exchange and (iii) the termination of the Company’s advisory agreement under certain circumstances. In general, but with certain exceptions as outlined in the articles supplementary, each convertible share will convert into a number of common shares equal to 1/1000 of the quotient of (a) the conversion product (the product of 0.15 times the amount, if any, by which (i) the sum of the enterprise value as of the date of the triggering event plus total distributions paid to the Company’s stockholders through the date of the triggering event exceeds (ii) the sum of the Company's stockholders’ invested capital plus a 6.0% return as of the date of the triggering event) divided by (b) the quotient of the enterprise value divided by the number of shares of the Company’s common stock outstanding (on an as-converted basis) on the date of the triggering event. The conversion product will be reduced by the amounts payable pursuant to the annual subordinated performance fee as realized appreciation in the Company’s assets during the time that the Advisor or one of its affiliates acts as the Company’s advisor.
The Company was formed to originate, acquire and manage a diversified portfolio of commercial real estate debt investments secured by properties located both within and outside of the United States. The Company may also invest in commercial real estate securities and commercial real estate properties. Commercial real estate debt investments may include

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. Commercial real estate securities may include commercial mortgage-backed securities ("CMBS"), senior unsecured debt of publicly traded REITs, debt or equity securities of other publicly traded real estate companies and collateralized debt obligations ("CDOs").
The Company has no direct employees. The Company has retained the Advisor to manage the Company's affairs on a day-to-day basis. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the Offering. The Advisor and Dealer Manager are under common control with the parent of the Sponsor, as a result of which they are related parties and each of them have or will receive compensation and fees for services related to the Offering, the investment and management of the Company's assets, the operations of the company and the liquidation of the Company.
Note 2 - Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements of the Company are prepared on an accrual basis of accounting.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management makes significant estimates regarding classification of investments, fair value measurements, credit losses and impairments of investments and derivative financial instruments and hedging activities, as applicable.
Acquisition Fees and Acquisition Expenses
The Company incurs acquisition fees and acquisition expenses payable to the Advisor. The Company pays the Advisor an acquisition fee based on the principal amount funded by the Company to originate or acquire commercial mortgage loan investments or on the anticipated net equity funded by the Company to acquire real estate securities. Acquisition fees paid and acquisition expenses reimbursed to the Company's Advisor in connection with the origination and acquisition of commercial mortgage loan investments and acquisition of real estate securities are evaluated based on the nature of the expense to determine if they should be expensed in the period incurred or capitalized and amortized over the life of the investment.
Commercial Mortgage Loans
Commercial mortgage loans are held for investment purposes and are anticipated to be held until maturity, and accordingly, are carried at cost, net of unamortized acquisition expenses, discounts or premiums and unfunded commitments. Commercial mortgage loans that are deemed to be impaired will be carried at amortized cost less a specific allowance for loan losses. Interest income is recorded on the accrual basis and related discounts, premiums and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the Company’s consolidated statements of operations. Guaranteed loan exit fees payable by the borrower upon maturity are accreted over the life of the investment using the effective interest method. The accretion of guaranteed loan exit fees is recognized in interest income in the Company's consolidated statements of operation.
Allowance for Loan Losses
The allowance for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through the loan loss provision on the Company's consolidated statement of operations and is decreased by charge-offs when losses are confirmed through the receipt of assets, such as cash in a pre-foreclosure sale or upon ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

collection efforts have ceased. The Company uses a uniform process for determining its allowance for loan losses. The allowance for loan losses includes a general, formula-based component and an asset-specific component.
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
The asset-specific reserve component relates to reserves for losses on individual impaired loans. The Advisor considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. This assessment is made on an individual loan basis each quarter based on such factors as payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographical location as well as national and regional economic factors. A reserve is established for an impaired loan when the present value of payments expected to be received, observable market prices or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) is lower than the carrying value of that loan.
For collateral dependent impaired loans, impairment is measured using the estimated fair value of collateral less the estimated cost to sell. Valuations are performed or obtained at the time a loan is determined to be impaired and designated non-performing, and they are updated if circumstances indicate that a significant change in value has occurred. The Advisor generally will use the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In more limited cases, the Advisor will obtain external "as is" appraisals for loan collateral, generally when third party participations exist.
A loan is also considered impaired if its terms are modified in a troubled debt restructuring ("TDR"). A TDR occurs when a concession is granted and the debtor is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loans.
The Company designates non-performing loans at such time as (i) loan payments become 90-days past due; (ii) the loan has a maturity default; or (iii) when, in the opinion of the Advisor, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan. Income recognition will be suspended when a loan is designated non-performing and resumed only when the suspended loan becomes contractually current and performance is demonstrated to have resumed. A loan will be written off when it is no longer realizable and legally discharged.
As of December 31, 2014, the Company had 38 loan investments, all of which were current on their interest and scheduled principal payments. The Company has established a $0.6 million allowance for loan losses as of December 31, 2014. There are no specifically reserved loans in the portfolio as of December 31, 2014.
Real Estate Securities
On the acquisition date, all of the Company’s commercial real estate securities were classified as available for sale and carried at fair value, and subsequently any unrealized gains or losses are recognized as a component of accumulated other comprehensive income or loss. The Company may elect the fair value option for its real estate securities, and as a result, any unrealized gains or losses on such real estate securities will be recorded in the Company’s consolidated statement of operations. No such election has been made to date. Related discounts, premiums and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the Company’s consolidated statements of operations.
Impairment Analysis of Real Estate Securities
Commercial real estate securities for which the fair value option has not been elected are periodically evaluated for other-than-temporary impairment. If the fair value of a security is less than its amortized cost, the security is considered impaired. Impairment of a security is considered other-than-temporary when (i) the Company has the intent to sell the impaired security; (ii) it is more likely than not the Company will be required to sell the security; or (iii) the Company does not expect to recover

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

the entire amortized cost of the security. If the Company determines that an other-than-temporary impairment exists and a sale is likely, the impairment charge is recognized as an impairment of assets on the Company's consolidated statement of operations. If a sale is not expected, the portion of the impairment charge related to credit factors is recorded as an impairment of assets on the Company's consolidated statement of operations with the remainder recorded as an unrealized gain or loss on investments reported as a component of accumulated other comprehensive income or loss.
Commercial real estate securities for which the fair value option has been elected are not evaluated for other-than-temporary impairment as changes in fair value are recorded in the Company’s consolidated statement of operations. No such election has been made to date.
Repurchase Agreements
Commercial mortgage loans and real estate securities sold under repurchase agreements have been treated as collateralized financing transactions because the Company maintains effective control over the transferred securities. Commercial mortgage loans and real estate securities financed through a repurchase agreement remain on the Company’s consolidated balance sheet as an asset and cash received from the purchaser is recorded as a liability. Interest paid in accordance with repurchase agreements is recorded in interest expense on the Company's consolidated statements of operations.
Cash and Cash Equivalents
Cash represents deposits with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit. Cash equivalents include short-term, liquid investments in money market funds.
Restricted Cash
Restricted cash primarily consists of cash pledged as margin on repurchase agreements.
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
Upon reaching the NAV Pricing Date, the price per share that the Company will pay to repurchase shares of the Company’s common stock on any business day will be the Company's Per Share NAV for the quarter, calculated after the close of business on the day on which the Company makes its applicable quarterly financial filing, plus applicable selling commissions and dealer manager fees. Subject to limited exceptions, stockholders who redeem their shares of the Company's common stock within the first four months from the date of purchase will be subject to a short-term trading fee of 2% of the aggregate Per Share NAV of the shares of common stock received. Because the Company's Per Share NAV will be calculated quarterly, the redemption price may fluctuate between the redemption request day and the date on which the Company pays redemption proceeds.
Prior to reaching the NAV Pricing Date, the Company is only authorized to repurchase shares pursuant to the SRP using the proceeds associated with the DRIP and other operating funds, if any, which may be reserved for this purpose at the board of directors' discretion. The Company funds repurchases from proceeds from the sale of common stock. In addition, the board of directors may reject a request for redemption, at any time. Purchases under the SRP by the Company will be limited in any calendar year to 5% of the weighted average number of shares outstanding during the prior year. Due to these limitations, the Company cannot guarantee that it will be able to accommodate all repurchase requests. As of December 31, 2014, no shares of common stock had been repurchased or requested to be repurchased under the SRP.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the balance sheet in the period distributions are declared. There have been 219,533 shares issued under the DRIP as of December 31, 2014.
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the Offering. Offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Offering costs were reclassified from deferred costs to stockholders' equity on the day the Company commenced its operations. Offering costs include all expenses incurred by the Company in connection with its Offering as of the balance sheet date presented. These costs include but are not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organizational and offering costs paid by them on behalf of the Company to the extent organizational and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in the Offering do not exceed 2% of gross offering proceeds. The Advisor is required to reimburse the Company to the extent that organization and offering and related costs paid by the Company exceed 2% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other organization and offering costs do not exceed 12% of the gross Offering proceeds determined at the end of the Offering. See Note 9 - Related Party Transactions and Arrangements.
Share-Based Compensation
The Company has a share-based incentive plan for certain of the Company's directors, officers and employees of the Advisor and its affiliates. Share-based awards are measured at the grant date fair value and is recognized as compensation expense on a on a straight line basis over the related vesting period of the award. See Note 10 - Share-Based Compensation.
Income Taxes
The Company conducts its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its tax return for the taxable year ended December 31, 2013. As a REIT, the Company generally will not be subject to federal corporate income tax as long as it distributes at least 90% of its REIT taxable income to its stockholders and a number of other organizational and operational requirements. However, even if the Company continues to qualify for taxation as a REIT, it may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income. Income tax of $0.2 million for the year ended December 31, 2014 represents the New York City Unincorporated Business Tax.
The Company uses a more-likely-than-not threshold for recognition and derecognition of tax positions taken or to be taken in a tax return. The Company has assessed its tax positions for all open tax years beginning with December 31, 2012 and concluded that there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the years ended December 31, 2014, 2013 and 2012.
The estimated tax character of the $2.06 distributions per common share declared during 2014 was $0.62 ordinary income, $0.03 capital gain and $1.41 return of capital.
Per Share Data
The Company calculates basic earnings per share by dividing net income attributable to the Company for the period by the weighted-average number of shares of common stock outstanding for that period. Diluted earnings per share reflects the potential dilution that that could occur from shares issuable in connection with the restricted stock plan and if convertible shares were exercised, except when doing so would be anti-dilutive.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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

See Note 13 - Segment Reporting for further information regarding the Company's segments.
Reclassification and Presentation
The Company previously disclosed common stock repurchase of $35,000 on the statement of cash flows, this amount has been combined with proceeds from issuances of common stock as these did not relate to repurchased shares, rather redemptions due to death and other circumstances.
The Company previously disclosed 300,000,000 shares authorized on the Company's consolidated balance sheet as of December 31, 2013. This amount has been updated to 1,000,000,000 to reflect the Company's Amended and Restated Articles of Amendment and Restatement.
New Accounting Pronouncements
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. The Company has not yet selected a transition method and is currently evaluating the impact of the new guidance.
In June 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-11 "Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures." ASU No. 2014-11 makes limited changes to the accounting for repurchase agreements, clarifies when repurchase agreements and securities lending transactions should be accounted for as secured borrowings and requires additional disclosures regarding these types of transactions. The guidance is effective for fiscal years beginning on or after December 15, 2014 and for interim periods within those fiscal years. Management does not expect this guidance will have a material impact to the Company's consolidated financial statements.

Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans by class (in thousands):

	December 31, 2014	December 31, 2013
Senior loans	$250,093	$—
Mezzanine loans	191,863	30,832
Subordinated loans	15,498	—
Total gross carrying value of loans	457,454	30,832
Less: Allowance for loan losses	570	—
Total commercial mortgage loans, net	$456,884	$30,832
As of December 31, 2014, the Company has originated or acquired 38 loans with a par value of $461.2 million. For the year ended December 31, 2014, the Company received scheduled principal repayments of $0.1 million on the loans. The Company maintains an allowance for loan losses that reflects the best estimate of the inherent risk of loss in the Company’s loan portfolio as of the balance sheet date. The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. The Company’s loans are collateral dependent and specific reserves on impaired loans, if any, are determined based on the value of the collateral less estimated costs to sell. There are no impaired or specifically reserved loans as of December 31, 2014. The remainder of the portfolio is evaluated on a segmented basis. The Company estimates a total loss factor based on the probability of default and severity of losses considering the historical performance of the portfolio,

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

general economic conditions and losses trends observed in the industry. The Company recorded a general allowance for loan losses as of December 31, 2014 in the amount of $0.6 million. There are no impaired or specifically reserved loans in the portfolio as of December 31, 2014.
The following table presents the activity in the Company's allowance for loan losses (in thousands):

Allowance for loan losses as of December 31, 2013	$—
Provision for loan losses	570
Charge-offs	—
Recoveries	—
Allowance for loan losses as of December 31, 2014	$570
The Company's commercial mortgage loan portfolio was comprised of the following as of December 31, 2014 (in thousands):

Loan Type	Property Type	Par Value	Premium (Discount)(1)	Carrying Value	Interest Rate	Effective Yield	Loan to Value (2)	Maturity Date
Senior 1	Office	$11,450	$(67)	$11,383	1M LIBOR + 5%	5.5%	70.0%	June 2017
Senior 2	Retail	12,300	(54)	12,246	1M LIBOR + 5.4%	6.0%	73.9%	July 2016
Senior 3	Mixed Use	14,000	(187)	13,813	1M LIBOR + 8%	11.0%	70.0%	July 2015
Senior 4	Office	5,350	(10)	5,340	1M LIBOR + 4.9%	5.2%	80.0%	July 2017
Senior 5	Mixed Use	31,050	(162)	30,888	1M LIBOR + 4.5%	4.9%	75.0%	August 2017
Senior 6	Mixed Use	31,589	(130)	31,459	1M LIBOR + 5.5%	5.8%	55.3%	August 2019
Senior 7	Retail	9,450	(45)	9,405	1M LIBOR + 4.9%	5.3%	70.0%	September 2017
Senior 8	Mixed Use	7,460	(46)	7,414	1M LIBOR + 4.75%	5.2%	78.0%	September 2017
Senior 9	Hotel	7,199	(60)	7,139	1M LIBOR + 5.75%	6.2%	60.0%	October 2017
Senior 10	Retail	11,800	(62)	11,738	1M LIBOR + 4.75%	5.1%	79.4%	November 2017
Senior 11	Office	22,150	(272)	21,878	1M LIBOR + 4.65%	5.3%	80.0%	November 2017
Senior 12	Office	9,150	(61)	9,089	1M LIBOR + 5.5%	6.1%	75.0%	November 2016
Senior 13	Office	14,200	(21)	14,179	1M LIBOR + 5.2%	5.5%	75.0%	November 2017
Senior 14	Office	34,500	(364)	34,136	1M LIBOR + 5.25%	5.7%	75.0%	December 2018
Senior 15	Office	11,400	(13)	11,387	1M LIBOR + 4.8%	5.0%	75.0%	December 2017
Senior 16	Mixed Use	9,600	(76)	9,524	1M LIBOR + 5.1%	5.6%	75.0%	December 2017
Senior 17	Office	9,180	(105)	9,075	1M LIBOR + 5%	5.6%	75.0%	December 2017
Mezzanine 1	Hotel	6,367	(2,266)	4,101	5.46%	12.7%	76.7%	May 2023
Mezzanine 2	Multifamily	5,000	43	5,043	9.00%	8.7%	73.9%	August 2018
Mezzanine 3	Office	9,000	53	9,053	3M LIBOR + 11%	10.9%	77.9%	August 2016
Mezzanine 4	Office	5,000	71	5,071	11.00%	10.8%	63.6%	January 2024
Mezzanine 5	Student Housing	4,000	57	4,057	12.00%	11.7%	74.5%	January 2024
Mezzanine 6	Hotel	11,000	31	11,031	1M LIBOR + 7.05%	7.0%	70.0%	March 2016
Mezzanine 7	Hotel	3,000	20	3,020	11.00%	10.8%	81.8%	August 2018
Mezzanine 8	Office	7,000	31	7,031	12.00%	11.9%	78.3%	May 2019
Mezzanine 9	Retail	1,963	9	1,972	13.00%	12.9%	85.0%	June 2024
Mezzanine 10	Office	10,000	18	10,018	1M LIBOR + 8%	8.0%	80.0%	May 2016
Mezzanine 11	Multifamily	3,480	17	3,497	9.50%	9.4%	84.5%	July 2024
Mezzanine 12	Hotel	35,000	131	35,131	1M LIBOR + 8.4%	8.3%	70.1%	June 2016
Mezzanine 13	Mixed Use	7,000	(32)	6,968	1M LIBOR + 10.5%	11.0%	84.0%	July 2017
Mezzanine 14	Hotel	12,000	53	12,053	1M LIBOR + 9%	8.9%	74.2%	September 2016
Mezzanine 15	Student Housing	5,000	22	5,022	1M LIBOR + 8%	7.9%	71.0%	September 2016
Mezzanine 16	Office	45,000	197	45,197	1M LIBOR + 7.25%	7.1%	76.0%	August 2016
Mezzanine 17	Office	9,000	43	9,043	10.50%	10.4%	85.0%	October 2019
Mezzanine 18	Office	5,100	—	5,100	3M LIBOR + 10%	10.3%	79.5%	October 2017
Mezzanine 19	Office	10,000	(545)	9,455	10.00%	10.9%	79.0%	September 2024

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Loan Type	Property Type	Par Value	Premium (Discount)(1)	Carrying Value	Interest Rate	Effective Yield	Loan to Value (2)	Maturity Date
Subordinated 1	Net Lease Retail	10,000	—	10,000	11.00%	11.0%	50.1%	March 2024
Subordinated 2	Multifamily	5,477	21	5,498	1M LIBOR + 11.25%	11.3%	71.7%	November 2016
		$461,215	$(3,761)	$457,454		7.8%	73.2%
________________________
(1) Includes acquisition fees and acquisition expenses where applicable.
(2) Loan to value percentage is from metrics at origination.
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
All commercial mortgage loans are assigned an initial risk rating of 2. As of December 31, 2014, the weighted average risk rating of loans was 2.0. As of December 31, 2014, the Company did not have any loans that were past due on their payments, in non-accrual status or impaired.
For the year ended December 31, 2014, the activity in the Company's loan portfolio was as follows (in thousands):

Balance at December 31, 2013	$30,832
Acquisitions and originations	429,941
Dispositions	(3,580)
Principal repayments	(136)
Discount accretion and premium amortization*	397
Provision for loan losses	(570)
Balance at December 31, 2014	$456,884
________________________
* Includes amortization of capitalized acquisition fees and expenses.
During the year ended December 31, 2014, the Company invested approximately $429.9 million in 33 loans including $2.1 million of capitalized acquisition expenses.
Note 4 - Real Estate Securities
The following is a summary of the Company's real estate securities, CMBS (in thousands):

		Weighted Average
	Number of Investments	Interest Rate	Maturity	Par Value	Fair Value
December 31, 2014	8	1M LIBOR + 3.124%	November 2017	$50,447	$50,234
December 31, 2013	1	1M LIBOR + 2.75%	November 2018	5,000	5,005
The Company classified its CMBS investments as available-for-sale as of December 31, 2014 and 2013. These investments are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

or loss. The following table shows the changes in fair value of the Company's CMBS investments (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
As of December 31, 2014	$50,541	$14	$(321)	$50,234
As of December 31, 2013	5,015	—	(10)	5,005

Note 5 - Debt
Repurchase Agreements - Commercial Mortgage Loans
On June 18, 2014, the Company entered into a repurchase facility with JP Morgan Chase (the "JPM Repo Facility"). The JPM Repo Facility provides up to $150.0 million in advances, subject to adjustment, which the Company expects to use to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participation interests therein. The initial maturity date of the JPM Repo Facility is June 18, 2016, with a one-year extension at the Company’s option, which may be exercised upon the satisfaction of certain conditions.
As of December 31, 2014, the Company had $76.5 million outstanding under the JPM Repo Facility. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin between 2.25% to 4.50%, depending on the attributes of the purchased assets. As of December 31, 2014, the weighted average interest rate on advances was 3.841%. The Company incurred $1.2 million in interest expense on the JPM Repo Facility for the year ended December 31, 2014.
On September 5, 2014, the Company entered into a repurchase facility with Barclays Bank PLC (the "Barclays Repo Facility"). The Barclays Repo Facility provides up to $150.0 million in advances, subject to adjustment, which the Company expects to use to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participation interests therein. The initial maturity date of the Barclays Repo Facility is September 3, 2015, with four six-month extensions at the Company’s option, which may be exercised upon the satisfaction of certain conditions.
As of December 31, 2014, the Company had $73.7 million outstanding under the Barclays Repo Facility. Advances under the Barclays Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin between 2.00% to 2.50%, depending on the attributes of the purchased assets. As of December 31, 2014, the weighted average interest rate on advances was 2.155%. The Company incurred $0.3 million in interest expense on the Barclays Repo Facility for the year ended December 31, 2014.
Repurchase Agreements - Real Estate Securities
The Company has entered into various Master Repurchase Agreements (the "MRAs") that allow the Company to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30-90 days and terms are adjusted for current market rates as necessary. As of December 31, 2013, the Company did not have any borrowings outstanding under the MRAs. Below is a summary of the Company's MRAs as of December 31, 2014 (in thousands).

			Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Interest Rate	Days to Maturity
Barlcays Capital, Inc.	$—	$—	—%	—
Citigroup Global Markets, Inc.	4,010	2	1.46%	20
Credit Suisse Securities (USA) LLC	—	—	—%	—
JP Morgan Securities LLC	18,528	8	1.44%	20
Wells Fargo Bank, NA	—	—	—%	—
Wells Fargo Securities, LLC	$3,731	2	1.52%	20
Total/Weighted Average	$26,269	$12	1.46%	20
As of December 31, 2014, the Company's $26.3 million borrowings under repurchase agreements were collaterlized by CMBS with a fair value of $33.8 million.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Revolving Line of Credit with Affiliate
On May 15, 2013, the Company entered into an unsecured $5.0 million revolving line of credit with an affiliate of the Sponsor (the "Revolver"). The Revolver bears interest at a per annum fixed rate of 3.25% and provides for quarterly interest payments. The Revolver matures in one year, subject to two successive extension terms by the Company of one year each. Principal may be drawn or repaid from time-to-time, in whole or in part, without premium or penalty and there are no unused facility fees. On July 17, 2013, the Company entered into an amendment to its Revolver. The amendment increased the aggregate financing available under the Revolver from $5.0 million to $10.0 million. The amendment did not change any of the other terms of the Revolver.
The Company did not exercise the extension options provided under the terms of the Revolver and allowed it to mature on May 15, 2014. The Company did not have an outstanding balance on the date of maturity. The Company incurred $16,881, $30,007 and $0 in interest expense on the Revolver for the years ended December 31, 2014, 2013 and 2012, respectively.
Note 6 - Net Income or Loss Per Share
The following table is a summary of the basic and diluted net income or loss per share computation for the years ended December 31, 2014, 2013 and 2012, respectively:

	Years Ended December 31,
	2014	2013	2012*
Net income (loss) (in thousands)	$5,415	$102	$(16)
Basic weighted average shares outstanding	7,227,169	526,084	8,888
Unvested restricted shares	5,390	4,012	—
Diluted weighted average shares outstanding	7,232,559	530,096	8,888
Basic net income per share	$0.75	$0.19	NM
Diluted net income per share	$0.75	$0.19	NM
________________________
* For the period from November 15, 2012 (inception) to December 31, 2012
NM = Not meaningful
Note 7 - Common Stock
As of December 31, 2014 and 2013, the Company had approximately 15,472,192 and 1,330,669 shares of common stock outstanding, respectively, including shares issued pursuant to the DRIP and unvested restricted shares. As of December 31, 2014 and 2013, the Company had received total proceeds of approximately $378.9 million and $32.4 million, respectively, excluding shares issued pursuant to the DRIP and share-based compensation.
On December 30, 2014, the Company filed with the Maryland State Department of Assessments and Taxation articles supplementary to its charter that reclassified 1,000 authorized but unissued shares of the Company’s common stock as shares of convertible stock and set the terms of such convertible shares. The Company then issued 1,000 convertible shares to the Advisor for $1.00 per share. The convertible shares will automatically convert to shares of common stock upon the first occurrence of any of the following triggering events: (i) the Company has paid total distributions on the then-outstanding shares of common stock in an amount equal to or in excess of the sum of the invested capital (as defined in the Company’s charter) plus an aggregate 6.0% cumulative, pre-tax, non-compounded, annual return on such invested capital, (ii) a listing of the Company’s shares of common stock on a national securities exchange and (iii) the termination of the Company’s advisory agreement under certain circumstances. In general, but with certain exceptions as outlined in the articles supplementary, each convertible share will convert into a number of common shares equal to 1/1000 of the quotient of (a) the conversion product (the product of 0.15 times the amount, if any, by which (i) the sum of the enterprise value as of the date of the triggering event plus total distributions paid to the Company’s stockholders through the date of the triggering event exceeds (ii) the sum of the Company's stockholders’ invested capital plus a 6.0% return as of the date of the triggering event) divided by (b) the quotient of the enterprise value divided by the number of shares of the Company’s common stock outstanding (on an as-converted basis) on the date of the triggering event. The conversion product will be reduced by the amounts payable pursuant to the annual subordinated performance fee as realized appreciation in the Company’s assets during the time that the Advisor or one of its affiliates acts as the Company’s advisor.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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
The below table shows the distributions paid during the years ended December 31, 2014 and 2013 (in thousands, except for shares):

Year Ended December 31, 2014 Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2014	1,219,825	$141	$74
February 3, 2014	1,463,829	171	85
March 3, 2014	1,979,935	213	106
April 1, 2014	2,644,003	305	163
May 1, 2014	3,277,803	353	206
June 2, 2014	4,126,746	452	282
July 2, 2014	5,372,322	571	356
August 2, 2014	6,956,879	759	485
September 2, 2014	8,925,637	951	628
October 2, 2014	10,575,893	1,073	736
November 2, 2014	12,253,800	1,249	905
December 1, 2014	13,880,235	1,354	1,001
Total		$7,592	$5,027

Year Ended December 31, 2013 Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Issued under DRIP
June 3, 2013	99,897	$1	$1
July 1, 2013	103,483	8	8
August 1, 2013	143,357	13	13
September 3, 2013	302,524	33	23
October 1, 2013	484,146	49	35
November 1, 2013	716,599	78	49
December 2, 2013	963,473	104	61
Total		$286	$190
________________________
(1) This represents the weighted average shares outstanding for the period related to the respective payment date.
For the year ended December 31, 2014, the Company paid cash distributions of $7.6 million and had net income of $5.4 million. As of December 31, 2014, the Company had a distribution payable of $2.6 million for distributions accrued in the month of December 2014. For the year ended December 31, 2013, the Company paid cash distributions of $0.3 million and had net income of $0.1 million. As of December 31, 2013, the Company had a distribution payable of $0.2 million for distributions accrued in the month of December 2013.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Note 8 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of December 31, 2014, the Company had unfunded commitments of $63.5 million related to 14 commercial mortgage loans, which amounts will generally be funded to finance capital expenditures by the Company's borrowers. These future commitments will expire over the next five years.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.
Note 9 - Related Party Transactions and Arrangements
As of December 31, 2014, an entity wholly-owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock.
The Company entered into the Revolver with an affiliate on May 15, 2013. See Note 5 - Debt. The Company did not exercise the extension option provided under the terms of the Revolver and allowed it to mature on May 15, 2014. The Company did not have an outstanding balance on the date of maturity.
Fees Paid in Connection with the Offering
The Dealer Manager receives fees and compensation in connection with the sale of the Company’s common stock in the Offering. The Dealer Manager receives a selling commission of up to 7.0% of the per share purchase price of the Company's offering proceeds before reallowance of commissions earned by soliciting dealers. In addition, the Dealer Manager receives up to 3.0% of the gross proceeds from the sale of shares, before reallowance to soliciting dealers, as a dealer manager fee. The Dealer Manager may reallow its dealer manager fee to such soliciting dealers. A soliciting dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such soliciting dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees).
The table below shows the fees incurred from the Dealer Manager associated with the Offering during the years ended December 31, 2014, 2013 and 2012, respectively, and the associated payable as of December 31, 2014 and 2013, respectively (in thousands):

	Years Ended December 31,			Payable as of December 31,
	2014	2013	2012*	2014	2013
Total commissions and fees incurred from the Dealer Manager	$33,190	$2,705	$—	$119	$12
_______________________
* For the period from November 15, 2012 (inception) to December 31, 2012.
The Advisor, its affiliates, entities under common control with the Advisor and the Dealer Manager receive compensation and reimbursement for services relating to the Offering, including transfer agency services provided by an affiliate of the Dealer Manager. The table below shows the compensation and reimbursement to the Advisor, its affiliates, entities under common control with the Advisor and the Dealer Manager incurred for services relating to the Offering during the years ended December 31, 2014, 2013 and 2012, respectively, and the associated payable as of December 31, 2014 and 2013, respectively (in thousands):

	Years Ended December 31,			Payable as of December 31,
	2014	2013	2012*	2014	2013
Total compensation and reimbursement for services provided by the Advisor, its affiliates, entities under common control with the Advisor and the Dealer Manager	$2,627	$1,250	$—	$1,725	$1,047
_______________________
* For the period from November 15, 2012 (inception) to December 31, 2012.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The payables as of December 31, 2014 and 2013 in the table above are included in due to affiliate on the Company's consolidated balance sheets.
The Company is responsible for organizational and offering costs from the ongoing Offering, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds from its ongoing Offering of common stock, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor's responsibility. As of December 31, 2014, organizational and offering costs did not exceed 2.0% of gross proceeds received from the Offering.
Fees Paid in Connection with the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the principal amount funded by the Company to originate or acquire commercial mortgage loans and 1.0% of the anticipated net equity funded by the Company to acquire real estate securities. The Company reimburses the Advisor for expenses incurred by the Advisor on behalf of the Company related to selecting, evaluating, originating and acquiring investments in an amount up to 0.5% of the principal amount funded by the Company to originate or acquire commercial mortgage loans and up to 0.5% of the anticipated net equity funded by the Company to acquire real estate securities investments. In no event will the total of all acquisition fees and acquisition expenses exceed 4.5% of the principal amount funded with respect to the Company's total portfolio including subsequent fundings to investments in the Company's portfolio. During the years ended December 31, 2014, 2013 and 2012, acquisition fees of $4.4 million, $0 and $0, respectively, have been recognized in the consolidated statement of operations. In addition, over the same periods, the Company capitalized $2.2 million, $0.5 million and $0, respectively, of acquisition expenses to the Company's consolidated balance sheets, which will be amortized over the life of each investment using the effective interest method.
The Company will pay the Advisor, or its affiliates, a monthly asset management fee equal to one-twelfth of 0.75% of the cost of the Company's assets. Commencing on the NAV Pricing Date, the asset management fee will be based on the lower of the cost of the Company's assets and the fair value of the Company's assets (fair value will consist of the market value of each portfolio investment as determined in accordance with the Company's valuation guidelines). The amount of the asset management fee will be reduced to the extent that funds from operations as defined by the National Association of Real Estate Investment Trusts ("FFO"), as adjusted, during the six month period ending on the last day of the calendar quarter immediately preceding the date such asset management fee is payable, is less than distributions declared during the same period. For purposes of this determination, FFO, as adjusted, is FFO adjusted to (i) include acquisition fees and acquisition expenses; (ii) include non-cash restricted stock grant amortization, if any; and (iii) impairments and loan loss reserves on investments, if any (including commercial mortgage loans and other debt investments). FFO, as adjusted, is not the same as FFO. During the years ended December 31, 2014 and 2012, no asset management fees were incurred. During the year ended December 31, 2013, $29,297 was earned but permanently waived by the Advisor.
The Company will pay the Advisor, or its affiliates, an annual subordinated performance fee calculated on the basis of total return to stockholders, payable monthly in arrears, such that for any year in which total return on stockholders’ capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return; provided that in no event will the annual subordinated performance fee payable to the Advisor exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the Company's return on stockholders’ capital exceeding 6.0% per annum. During the years ended December 31, 2014, 2013 and 2012, the Company incurred an annual subordinated performance fee of $0.6 million, $0 and $0, respectively.
Effective June 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. The Company prepaid the cost of $0.9 million associated with this agreement and amortizes the cost over the estimated life of the Offering into "Other expense" on the Company's consolidated statement of operations. The unamortized cost associated with this agreement is included in "Prepaid expenses and other assets" on the Company's consolidated balance sheet.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The table below depicts related party fees and reimbursements in connection with the operations of the Company for the years ended December 31, 2014, 2013 and 2012 and the associated payable as of December 31, 2014 and 2013 (in thousands):

	Years Ended December 31,			Payable as of December 31,
	2014	2013	2012*	2014	2013
Acquisition fees and acquisition expenses	$6,578	$470	$—	$—	$202
Advisory and investment banking fee	542	316	—	—	316
Subordinated performance fee	604	—	—	191	—
Total related party fees and reimbursements	$7,724	$786	$—	$191	$518
_______________________
* For the period from November 15, 2012 (inception) to December 31, 2012
The payables as of December 31, 2014 and 2013 in the table above are included in due to affiliate on the Company's consolidated balance sheets.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. The Advisor absorbed $10,000 in professional fees and $170,538 in other expense during the year ended December 31, 2013. These expenses are presented net in the consolidated statements of operations. The Advisor earned management fees of $29,297 for the year ended December 31, 2013, and has permanently waived these fees. The Advisor has also permanently waived a portion of the acquisition fees and expenses earned on the acquisition of the Company's CMBS in the amount of $630,553 and $60,000 for the years ended December 31, 2014 and 2013, respectively.
Subject to the limitations outlined below, the Company will reimburse the Advisor's cost of providing administrative services and personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or disposition fees. For the years ended December 31, 2014, 2013 and 2012, no administrative costs of the Advisor were reimbursed for any period in connection with the operations of the Company.
The Advisor must pay any expenses in which the Company's operating expenses as defined by North American Securities Administrators Association at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets or (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, unless a majority of the Company's independent directors determine the excess expenses were justified based on unusual and nonrecurring factors.
The Advisor at its election may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes. Any contributed capital amounts are not reimbursable to the Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares. The Advisor did not contribute capital to enhance the Company's cash position for working capital or distribution purposes during the years ended December 31, 2014 or 2013.
Fees Paid in Connection with the Liquidation of Assets or Listing of the Company's Common Stock or Termination of the Advisory Agreement
The Company will pay a disposition fee of 1.0% of the contract sales price of each commercial mortgage loans or other investment sold, including real estate securities or CDOs issued by a subsidiary of the Company as part of a securitization transaction. The Company will not be obligated to pay a disposition fee upon the maturity, prepayment, workout, modification or extension of commercial real estate debt unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, it will pay a disposition fee upon the sale of such property.
During the year ended December 31, 2014, the Company changed the structure of its incentive compensation in order to eliminate the susceptibility of the OP to certain taxes. On December 31, 2014, the OP redeemed all of the special limited partnership interests held by the Special Limited Partner. In addition, the Special Limited Partner transferred all of its common limited partnership interests in the OP to RFT LP. As a result of these transactions, the Special Limited Partner no longer owns any interest in the OP and RFT LP is the sole limited partner of the OP.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

On December 30, 2014, the Company filed with the Maryland State Department of Assessments and Taxation articles supplementary to its charter that reclassified 1,000 authorized but unissued shares of its common stock as shares of convertible stock and set the terms of such convertible shares. The Company then issued 1,000 convertible shares to the Advisor for $1.00 per share. The convertible shares issued to the Advisor will automatically convert to shares of the Company’s common stock upon the first to occur of any of following triggering events: (i) the Company has paid total distributions on the then-outstanding shares of its common stock in an amount equal to or in excess of the sum of the invested capital (as defined in the Company’s charter) plus an aggregate 6.0% cumulative, pre-tax, non-compounded, annual return on such invested capital, (ii) a listing of the Company’s shares of common stock on a national securities exchange and (iii) the termination of the Company’s advisory agreement under certain circumstances.
In general, but with certain exceptions as outlined in the Articles Supplementary, each convertible share will convert into a number of common shares equal to 1/1000 of the quotient of (a) the conversion product (the product of 0.15 times the amount, if any, by which (i) the sum of the enterprise value as of the date of the triggering event plus total distributions paid to the Company’s stockholders through the date of the triggering event exceeds (ii) the sum of the Company's stockholders’ invested capital plus a 6.0% return as of the date of the triggering event) divided by (b) the quotient of the enterprise value divided by the number of shares of the Company’s common stock outstanding (on an as-converted basis) on the date of the triggering event. The conversion product will be reduced by the amounts payable pursuant to the annual subordinated performance fee as realized appreciation in the Company’s assets during the time that the Advisor or one of its affiliates acts as the Company’s advisor.
During the years ended December 31, 2014, 2013 and 2012, no fees were paid for any period in connection with the liquidation of assets, listing of the Company's common stock or termination of the advisory agreement.
The Company has also established a restricted share plan for the benefit of employees (if the Company ever has employees), directors, employees of the Advisor and its affiliates. See Note 10 - Share-Based Compensation.
Note 10 - Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company or certain consultants to the Company, the Advisor and its affiliates. The total number of common shares granted under the RSP shall not exceed 5.0% of the Company’s authorized common shares pursuant to the Offering, and in any event, will not exceed 4.0 million shares (as such number may be adjusted for stock splits, stock distributions, combinations and similar events).
Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. The fair value of the restricted share awards are expensed over the vesting period of five years.
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
As of December 31, 2014, the Company had granted 7,998 restricted shares to its independent directors, of which 2,399 were forfeited and 800 have vested, leaving a balance of 4,799 unvested restricted shares. As of December 31, 2013, the Company had granted 3,999 restricted shares to its independent directors. None of the 3,999 restricted shares granted had vested as of December 31, 2013. Based on a share price of $22.50, the compensation expense associated with the restricted share grants was $27,281, $15,876 and $0, for the years ended December 31, 2014, 2013 and 2012, respectively.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. During the year ended December 31, 2014, 39 shares were issued to one of the Company's independent directors for services performed and compensation expense of $876 was incurred. The Company did not issue any common stock in lieu of cash to pay fees earned by the Company's directors for the years ended December 31, 2013 and 2012.
Note 11 - Fair Value of Financial Instruments
GAAP establishes a hierarchy of valuation techniques based on the observability of inputs used in measuring financial instruments at fair values. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are described below:

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
Real estate securities or CMBS, are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar real estate securities and the spreads used in the prior valuation. The Company obtains current market spread information where available and uses this information in evaluating and validating the market price of all real CMBS. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of December 31, 2014 and 2013, the Company received broker quotes on each CMBS investment used in determining the fair value. As of December 31, 2014 and 2013, the Company's CMBS investments have been classified as Level II due to the observable nature of many of the market inputs.
The following table presents the Company's financial instrument carried at fair value on a recurring basis in the consolidated balance sheet by its level in the fair value hierarchy as of December 31, 2014 and 2013 (in thousands):

	Total	Level I	Level II	Level III
December 31, 2014
Real estate securities	$50,234	$—	$50,234	$—
Repurchase agreements - commercial mortgage loans	150,169	—	150,169	—
Repurchase agreements - real estate securities	26,269	—	26,269	—
December 31, 2013
Real estate securities	5,005	—	5,005	—
Revolving line of credit with affiliate	7,305	—	7,305	—

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between levels within fair value hierarchy during the years ended December 31, 2014 and 2013.
The fair value of cash and cash equivalents and restricted cash measured using observable quoted market prices, or Level I inputs. The fair value of short-term financial instruments, such as accrued interest receivable, prepaid expenses and other assets, accounts payable and accrued expenses, distributions payable, interest payable and due to affiliate are approximated by their carrying value on the consolidated balance sheets due to their short-term nature, and are measured using Level II inputs.
The fair values of the Company's remaining commercial mortgage loans, which are not reported at fair value on the consolidated balance sheets are reported below as of December 31, 2014 and 2013 (in thousands):

	Level	Carrying Amount	Fair Value
December 31, 2014	III	$457,454	$474,932
December 31, 2013	III	30,832	30,832
The fair value of the commercial mortgage loans is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments.

Note 12 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of December 31, 2014 (in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Repurchase Agreements	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Commercial mortgage loans	$150,169	$—	$150,169	$301,704	$—	$—
Real estate securities	26,269	—	26,269	33,834	68	—
The Company did not have any financial instruments subject to offsetting as of December 31, 2013.
Note 13 - Segment Reporting
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

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

The following table represents the Company's operations by segment for the years ended December 31, 2014 and 2013 (in thousands):

December 31, 2014	Total	Real Estate Debt	Real Estate Securities
Interest income	$15,466	$14,733	$733
Interest expense	2,196	1,985	211
Realized gain on sale	112	112	—
Net income	5,415	5,209	206
Total assets	514,220	463,526	50,694
December 31, 2013
Interest income	775	767	8
Interest expense	32	32	—
Net income	102	94	8
Total assets	$36,370	$31,357	$5,013
For the purposes of the table above, any expenses unallocable to specific segments have been allocated to the business segments using a percentage derived by using the sum of commercial mortgage loans, net and real estate securities, at fair value as the denominator and commercial mortgage loans, net and real estate securities, at fair value as the numerators.
Note 14 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Sales of Common Stock
As of March 15, 2015, the Company had 18,570,444 shares of common stock outstanding, including shares issued under the DRIP and unvested restricted shares and has raised total proceeds from the Offering of $463.7 million. As of March 15, 2015, the aggregate value of all share issuances in the Offering was $463.8 million based on a per share value of $25.00 (or $23.75 per share for shares issued under the DRIP).
Total capital raised to date, including shares issued under the DRIP and unvested restricted shares, is as follows (in thousands):

Source of Capital	Inception to December 31, 2014	January 1, 2015 to March 15, 2015	Total
Common stock	$384,179	$79,529	$463,708
Distributions Paid
On January 2, 2015, the Company paid a distribution of $2.6 million to stockholders of record during the month of December 2014. Approximately $1.5 million of the distribution was paid in cash, while $1.1 million was used to purchase 46,709 shares for those stockholders that chose to reinvest distributions through the DRIP.
Commercial Mortgage Loans
For the period from January 1, 2015 to March 15, 2015 the Company has originated and acquired commercial mortgage loans with a total par value of $73.7 million.

REALTY FINANCE TRUST, INC.

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2014
(in thousands)

Loan Type		Property Type	Par Amount	Carrying Amount	Interest Rate	Payment Terms	Maturity Date
Senior 1		Office	$11,450	$11,383	1M LIBOR + 5%	Interest Only	June 2017
Senior 2		Retail	12,300	12,246	1M LIBOR + 5.4%	Interest Only	July 2016
Senior 3		Mixed Use	14,000	13,813	1M LIBOR + 8%	Interest Only	July 2015
Senior 4		Office	5,350	5,340	1M LIBOR + 4.9%	Interest Only	July 2017
Senior 5		Mixed Use	31,050	30,888	1M LIBOR + 4.5%	Interest Only	August 2017
Senior 6		Mixed Use	31,589	31,459	1M LIBOR + 5.5%	Interest Only	August 2019
Senior 7		Retail	9,450	9,405	1M LIBOR + 4.9%	Interest Only	September 2017
Senior 8		Mixed Use	7,460	7,414	1M LIBOR + 4.75%	Interest Only	September 2017
Senior 9		Hotel	7,199	7,139	1M LIBOR + 5.75%	Interest Only	October 2017
Senior 10		Retail	11,800	11,738	1M LIBOR + 4.75%	Interest Only	November 2017
Senior 11		Office	22,150	21,878	1M LIBOR + 4.65%	Interest Only	November 2017
Senior 12		Office	9,150	9,089	1M LIBOR + 5.5%	Interest Only	November 2016
Senior 13		Office	14,200	14,179	1M LIBOR + 5.2%	Interest Only	November 2017
Senior 14		Office	34,500	34,136	1M LIBOR + 5.25%	Interest Only	December 2018
Senior 15		Office	11,400	11,387	1M LIBOR + 4.8%	Interest Only	December 2017
Senior 16		Mixed Use	9,600	9,524	1M LIBOR + 5.1%	Interest Only	December 2017
Senior 17		Office	9,180	9,075	1M LIBOR + 5%	Interest Only	December 2017
Mezzanine 1	(1)	Hotel	6,367	4,101	5.5%	30 Year Amortization	May 2023
Mezzanine 2	(1)	Multifamily	5,000	5,043	9.0%	Interest Only	August 2018
Mezzanine 3	(1)	Office	9,000	9,053	3M LIBOR + 11%	Interest Only	August 2016
Mezzanine 4	(1)	Office	5,000	5,071	11.0%	Interest Only	January 2024
Mezzanine 5	(1)	Student Housing	4,000	4,057	12.0%	Interest Only	January 2024
Mezzanine 6	(1)	Hotel	11,000	11,031	1M LIBOR + 7.05%	Interest Only	March 2016
Mezzanine 7	(1)	Hotel	3,000	3,020	11.0%	Interest Only	August 2018
Mezzanine 8	(1)	Office	7,000	7,031	12.0%	Interest Only	May 2019
Mezzanine 9	(1)	Retail	1,963	1,972	13.0%	Interest Only	June 2024
Mezzanine 10	(1)	Office	10,000	10,018	1M LIBOR + 8%	Interest Only	May 2016
Mezzanine 11	(1)	Multifamily	3,480	3,497	9.5%	Interest Only	July 2024
Mezzanine 12	(1)	Hotel	35,000	35,131	1M LIBOR + 8.4%	Interest Only	June 2016
Mezzanine 13	(1)	Mixed Use	7,000	6,968	1M LIBOR + 10.5%	Interest Only	July 2017
Mezzanine 14	(1)	Hotel	12,000	12,053	1M LIBOR + 9%	Interest Only	September 2016
Mezzanine 15	(1)	Student Housing	5,000	5,022	1M LIBOR + 8%	Interest Only	September 2016
Mezzanine 16	(1)	Office	45,000	45,197	1M LIBOR + 7.25%	Interest Only	August 2016
Mezzanine 17	(1)	Office	9,000	9,043	10.5%	Interest Only	October 2019
Mezzanine 18	(1)	Office	5,100	5,100	3M LIBOR + 10%	Interest Only	October 2017
Mezzanine 19	(1)	Office	10,000	9,455	10.0%	Interest Only	September 2024
Subordinated 1	(1)	Net Lease Retail	10,000	10,000	11.0%	Interest Only	March 2024
Subordinated 2	(1)	Multifamily	5,477	5,498	1M LIBOR + 11.25%	Interest Only	November 2016
			$461,215	$457,454
---------------------------------------------
(1) Subject to prior liens.