Form 10-K/A
period 2014-12-31
Realty Finance Trust, Inc.
filed 2015-04-29
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 (the "Annual Report") is being filed solely to include the requirements of Part II, Item 9A of Form 10-K. As required by the rules of the Securities and Exchange Commission, this Amendment No. 1 includes an amended Part IV, Item 15, to contain new certifications of our Chief Executive Officer and Chief Financial Officer (Exhibits 31.1, 31.2 and 32).
Except as set forth above, no changes have been made to the Annual Report, and, unless expressly stated, this Amendment No. 1 does not amend, modify or update the disclosures in the Annual Report in any way.

PART II
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
Internal Control Over Financial Reporting
Management's Annual Reporting on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.
In connection with the preparation of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on its assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
During the fiscal year ended December 31, 2014, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of April, 2015.

Realty Finance Trust, Inc.
By	/s/ Peter M. Budko
Peter M. Budko
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Peter M. Budko	Chief Executive Officer	April 29, 2015
Peter M. Budko	(Principal Executive Officer)

/s/ Donald MacKinnon	President and Chief Operating Officer	April 29, 2015
Donald MacKinnon

/s/ Nicholas Radesca	Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 29, 2015
Nicholas Radesca

/s/ William M. Kahane	Chairman of the Board	April 29, 2015
William M. Kahane

/s/ Dr. Robert J. Froehlich	Lead Independent Director	April 29, 2015
Dr. Robert J. Froehlich

/s/ Elizabeth K. Tuppeny	Independent Director	April 29, 2015
Elizabeth K. Tuppeny

PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a)	1. Consolidated Financial Statements and 2. Financial Statement Schedules included in Part II, Item 8. “Financial Statements and Supplementary Data” of the Annual Report.
(b)    Exhibits
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Amendment and Restatement.
3.2(2)	Articles Supplementary, dated as of December 30, 2014.
3.3(3)	Articles of Amendment to the Amended and Restated Articles of Amendment and Restatement, effective February 10, 2015.
3.4(4)	Bylaws.
4.1(2)	Amended and Restated Agreement of Limited Partnership of ARC Realty Finance Operating Partnership, L.P., dated as of December 31, 2014.
10.1(5)	Valuation Services Agreement between ARC Realty Finance Trust, Inc. and Duff & Phelps, LLC dated as of February 4, 2013.
10.2(6)
Amended and Restated Advisory Agreement, dated as of December 20, 2013, by and among ARC Realty Finance Trust, Inc., ARC Realty Finance Operating Partnership, L.P. and ARC Realty Finance Advisors, LLC.

10.3(7)
First Amendment to Amended and Restated Advisory Agreement, entered into as of April 24, 2015, by and among Realty Finance Trust, Inc., Realty Finance Operating Partnership, L.P. and Realty Finance Advisors, LLC.

10.4(1)	Employee and Director Incentive Restricted Share Plan of ARC Realty Finance Trust, Inc
10.5(1)	Form of Restricted Share Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan of ARC Realty Finance Trust, Inc.
10.6(1)	Amended and Restated Subscription Escrow Agreement dated as of March 13, 2013.
10.7(8)	Second Amended and Restated Subscription Escrow Agreement dated as of July 26, 2013.
10.8(8)	Revolving Line of Credit Agreement, made and entered into as of May 15, 2013, by and between AR Capital, LLC and ARC Realty Finance Trust, Inc.
10.9(8)	First Amendment to Revolving Line of Credit Agreement, made and entered into as of July 17, 2013, by and between AR Capital, LLC and ARC Realty Finance Trust, Inc.
10.10(9)	Uncommitted Master Repurchase Agreement, dated as of June 18, 2014, between ARC RFT JPM Loan, LLC and JPMorgan Chase Bank, National Association.
10.11(10)	Guarantee Agreement, dated as of June 18, 2014, between ARC Realty Finance Trust, Inc. and JPMorgan Chase Bank, National Association.
10.12(10)	Master Repurchase Agreement, dated as of September 5, 2014, between ARC RFT BB Loan, LLC and Barclays Bank PLC.
10.13(10)	Guaranty, dated as of September 5, 2014, between ARC Realty Finance Trust, Inc. and Barclays Bank PLC.
10.14(11)	Indemnification Agreement, dated as of December 31, 2014.
14.1(1)	Code of Ethics, dated as of February 7, 2013.
16.1(12)	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 28, 2015.
21(11)	Subsidiaries of the Registrant.
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

101(7)
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

____________________________________________
* Filed herewith.

(1)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 15, 2013.

(2)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on January 6, 2015.

(3)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on February 17, 2015.

(4)	Filed as an exhibit to Pre-Effective Amendment No. 1 to our Registration Statement on Form S-11/A filed with the SEC on January 23, 2013.

(5)	Filed as an exhibit to Pre-Effective Amendment No. 3 to our Registration Statement on Form S-11/A filed with the SEC on February 12, 2013.

(6)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 11 to our Registration Statement on Form S-11 filed with the SEC on April 8, 2015.

(7)	Filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2014 filed with the SEC on April 24, 2015.

(8)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 13, 2013.

(9)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 7 to our Registration Statement on Form S-11 filed with the SEC on July 11, 2014.

(10)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 8 to our Registration Statement on Form S-11 filed with the SEC on October 8, 2014.

(11)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 9 to our Registration Statement on Form S-11 filed with the SEC on January 8, 2015.

(12)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on January 28, 2015.