Form 10-Q
period 2015-03-31
Realty Finance Trust, Inc.
filed 2015-05-15
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2015
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of April 30, 2015 was 21,214,570.

PART I
Item 1. Condensed Consolidated Financial Statements.

REALTY FINANCE TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)
Cash and cash equivalents	$17,155	$386
Restricted cash	68	68
Commercial mortgage loans, held for investment, net	559,058	456,884
Real estate securities, at fair value	58,375	50,234
Accrued interest receivable	2,306	2,866
Prepaid expenses and other assets	5,009	3,782
Total assets	$641,971	$514,220
LIABILITIES AND STOCKHOLDERS' EQUITY
Repurchase agreements - commercial mortgage loans	$182,307	$150,169
Repurchase agreements - real estate securities	37,734	26,269
Interest payable	257	232
Distributions payable	3,269	2,623
Accounts payable and accrued expenses	2,151	2,385
Due to affiliate	3,223	2,035
Total liabilities	228,941	183,713
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Convertible stock; $0.01 par value, 1,000 shares authorized, issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1	1
Common stock, $0.01 par value, 949,999,000 shares authorized, 19,406,761 and 15,472,192 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	194	155
Additional paid-in capital	427,373	340,874
Accumulated other comprehensive loss	(166)	(307)
Accumulated deficit	(14,372)	(10,216)
Total stockholders' equity	413,030	330,507
Total liabilities and stockholders' equity	$641,971	$514,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REALTY FINANCE TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Interest Income:
Interest income	$9,605	$977
Less: Interest expense	1,933	21
Net interest income	7,672	956
Expenses:
Acquisition fees	1,032	259
Subordinated performance fee	362	—
Professional fees	1,379	113
Other expenses	123	272
Loan loss provision	144	86
Total expenses	3,040	730
Net income	$4,632	$226

Basic net income per share	$0.27	$0.11
Diluted net income per share	$0.27	$0.11
Basic weighted average shares outstanding	17,279,713	2,025,934
Diluted weighted average shares outstanding	17,284,086	2,030,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REALTY FINANCE TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$4,632	$226
Unrealized gain on available-for-sale securities	141	5
Comprehensive income attributable to Realty Finance Trust, Inc.	$4,773	$231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REALTY FINANCE TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except for share data)

	Common Stock		Convertible Stock
	Number of Shares	Par Value	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2014	15,472,192	$155	1,000	$1	$340,874	$(307)	$(10,216)	$330,507
Issuance of common stock	3,795,148	38	—	—	94,583	—	—	94,621
Common stock repurchases	(5,752)	—	—	—	(144)	—	—	(144)
Net income	—	—	—	—	—	—	4,632	4,632
Distributions declared	—	—	—	—	—	—	(8,788)	(8,788)
Common stock issued through distribution reinvestment plan	145,173	1	—	—	3,444	—	—	3,445
Share-based compensation	—	—	—	—	6	—	—	6
Common stock offering costs, commissions and dealer manager fees	—	—	—	—	(11,390)	—	—	(11,390)
Other comprehensive income	—	—	—	—	—	141	—	141
Balance, March 31, 2015 (Unaudited)	19,406,761	$194	1,000	$1	$427,373	$(166)	$(14,372)	$413,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REALTY FINANCE TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$4,632	$226
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Discount accretion and premium amortization, net	(189)	(52)
Accretion of loan exit fees	(145)	—
Amortization of deferred financing costs	479	—
Share-based compensation	6	4
Loan loss provision	144	86
Changes in assets and liabilities:
Accrued interest receivable	705	(198)
Prepaid expenses and other assets	859	(1,194)
Accounts payable and accrued expenses	(364)	92
Due to affiliate	(894)	—
Interest payable	25	(2)
Net cash provided by (used in) operating activities	$5,258	$(1,038)
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans	$(116,434)	$(24,066)
Purchase of real estate securities	(8,016)	(9,497)
Principal repayments received on commercial mortgage loans	14,321	38
Net cash used in investing activities	$(110,129)	$(33,525)
Cash flows from financing activities:
Proceeds from issuances of common stock	$92,806	$40,844
Common stock repurchases	(144)	—
Payments of offering costs and fees related to common stock issuances	(9,178)	(4,501)
Borrowings on revolving line of credit with affiliate	—	3,300
Repayments of revolving line of credit with affiliate	—	(7,305)
Borrowings on repurchase agreements - commercial mortgage loans	38,376	—
Repayments of repurchase agreements - commercial mortgage loans	(6,238)	—
Borrowings on repurchase agreements - real estate securities	99,560	4,010
Repayments of repurchase agreements - real estate securities	(88,095)	(10)
Advances from affiliate	—	(1,078)
Payments of deferred financing costs	(750)	—
Distributions paid	(4,697)	(523)
Net cash provided by financing activities	$121,640	$34,737
Net change in cash	$16,769	$174
Cash, beginning of period	386	178
Cash, end of period	$17,155	$352

REALTY FINANCE TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosures of cash flow information:
Escrow deposits payable related to commercial mortgage loans	$295	$—
Income taxes paid	9	—
Interest paid	2,471	24
Supplemental disclosures of non-cash flow information:
Distributions payable	$3,269	$469
Common stock issued through distribution reinvestment plan	3,445	266
Receivable for common stock issued	3,006	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 1 - Organization and Business Operations
Realty Finance Trust, Inc. (formerly known as ARC Realty Finance Trust, Inc.) (the "Company") was incorporated in Maryland on November 15, 2012 and conducts its operations to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the filing of its tax return for the taxable year ended December 31, 2013. The Company is offering for sale a maximum of $2.0 billion of common stock, $0.01 par value per share, on a reasonable best efforts basis, pursuant to a registration statement on Form S-11 (the "Offering") filed with the U.S. Securities and Exchange Commission under the Securities Act of 1933, as amended. The Offering also covers the offer and sale of up to approximately $400.0 million in shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock. On May 14, 2013, the Company commenced business operations after raising in excess of $2.0 million of equity, the amount required for the Company to release equity proceeds from escrow.
Prior to the filing of the Company's second Quarterly Report on Form 10-Q following February 12, 2015 (the "NAV Pricing Date"), the per share purchase price in the Offering will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees and subject to certain discounts) and the per share purchase price for shares issued under the DRIP will be $23.75 per share, which is 95% of the purchase price per share in the Offering. As of March 31, 2015, the aggregate value of all the common stock outstanding was $484.7 million based on a per share value of $25.00 (or $23.75 for shares issued under DRIP). After the NAV Pricing Date, the Company will begin offering shares in the Offering and the DRIP at a per share purchase price that will vary quarterly and will be equal to the net asset value ("NAV") divided by the number of shares outstanding as of the end of the business day immediately preceding the day on which the Company makes its quarterly periodic filing ("Per Share NAV"). Applicable selling commissions and dealer manager fees will be added to the per share price for shares in the Company’s primary offering but not for the DRIP.
On December 30, 2014, the Company filed with the Maryland State Department of Assessments and Taxation articles supplementary to its charter that reclassified 1,000 authorized but unissued shares of the Company’s common stock as shares of convertible stock and set the terms of such convertible shares. The Company then issued 1,000 convertible shares to Realty Finance Advisors, LLC (the "Advisor") for $1.00 per share. The convertible shares will automatically convert to shares of common stock upon the first occurrence of any of following triggering events (the "Triggering Events"): (i) the Company has paid total distributions on the then-outstanding shares of common stock in an amount equal to or in excess of the sum of the invested capital (as defined in the Company’s charter) plus an aggregate 6.0% cumulative, pre-tax, non-compounded, annual return on such invested capital, (ii) a listing of the Company’s shares of common stock on a national securities exchange and (iii) the termination of the Company’s advisory agreement under certain circumstances. In general, but with certain exceptions as outlined in the articles supplementary, each convertible share will convert into a number of common shares equal to 1/1000 of the quotient of (a) the conversion product (the product of 0.15 times the amount, if any, by which (i) the sum of the enterprise value as of the date of the Triggering Event plus total distributions paid to the Company’s stockholders through the date of the Triggering Event exceeds (ii) the sum of the Company's stockholders’ invested capital plus a 6.0% return as of the date of the Triggering Event) divided by (b) the quotient of the enterprise value divided by the number of shares of the Company’s common stock outstanding (on an as-converted basis) on the date of the Triggering Event. The conversion product will be reduced by the amounts payable pursuant to the annual subordinated performance fee as realized appreciation in the Company’s assets during the time that the Advisor or one of its affiliates acts as the Company’s advisor.
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
The Company has no direct employees. The Company has retained the Advisor to manage the Company's affairs on a day-to-day basis. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the Offering. The Advisor and Dealer Manager are under common control with the parent of American Realty Capital VIII, LLC (the "Sponsor"), as a result of which they are related parties and each of them have or will receive compensation and fees for services related to the Offering, the investment and management of the Company's assets, the operations of the company and the liquidation of the Company.

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 2 - Summary of Significant Accounting Policies
Basis of Accounting
The accompanying condensed consolidated financial statements and related footnotes are unaudited and have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  The accompanying condensed consolidated financial statements include the accounts of the Company, Realty Finance Operating Partnership, L.P. (the "OP") and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, the condensed consolidated financial statements may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. In the opinion of management, the interim data includes all adjustments, of a normal and recurring nature, necessary for a fair statement of the results for the periods presented. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2015.
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
The asset-specific reserve component relates to reserves for losses on individual impaired loans. The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. This assessment is made on an individual loan basis each quarter based on such factors as payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographical location as well as national and regional economic factors. A reserve is established for an impaired loan when the present value of payments expected to be received, observable market prices or the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) is lower than the carrying value of that loan.
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
A loan is also considered impaired if its terms are modified in a troubled debt restructuring ("TDR"). A TDR occurs when a

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

concession is granted and the debtor is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loans.
The Company designates non-performing loans at such time as (i) loan payments become 90-days past due; (ii) the loan has a maturity default; or (iii) when, in the opinion of the Company, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan. Income recognition will be suspended when a loan is designated non-performing and resumed only when the suspended loan becomes contractually current and performance is demonstrated to have resumed. A loan will be written off when it is no longer realizable and legally discharged.
As of March 31, 2015 and December 31, 2014, the Company had 46 and 38 loan investments, respectively, all of which were current on their interest and scheduled principal payments. The Company has established a $0.7 million and $0.6 million allowance for loan losses as of March 31, 2015 and December 31, 2014, respectively. There are no specifically reserved loans in the portfolio as of March 31, 2015 and December 31, 2014.
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

See Note 12 - Segment Reporting for further information regarding the Company's segments.
New Accounting Pronouncements
In May 2014, the FASB issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company has not yet selected a transition method and is currently evaluating the impact of the new guidance.
In June 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-11 "Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures." ASU No. 2014-11 makes limited changes to the accounting for repurchase agreements, clarifies when repurchase agreements and securities lending transactions should be accounted for as secured borrowings and requires additional disclosures regarding these types of transactions. The Company currently records repurchase arrangements as secured borrowings and does not anticipate this guidance will have an impact on the Company's condensed consolidated financial statements.
In April 2015, the FASB issued guidance that simplifies the presentation of debt issuance costs by amending the accounting guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The amendments are consistent with the accounting guidance related to debt discounts. This guidance is effective for the first interim or annual period beginning after December 15, 2015. Early adoption is permitted, and the Company is currently assessing the impact of this guidance on its condensed consolidated financial statements.

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans by class (in thousands):

	March 31, 2015	December 31, 2014
Senior loans	$342,870	$250,093
Mezzanine loans	206,902	191,863
Subordinated loans	10,000	15,498
Total gross carrying value of loans	559,772	457,454
Less: Allowance for loan losses	714	570
Total commercial mortgage loans	$559,058	$456,884
As of March 31, 2015, the Company's commercial mortgage loan portfolio was comprised of 46 loans with a par value of $563.9 million. For the three months ended March 31, 2015, the Company received scheduled and unscheduled principal repayments of $14.3 million on the loans.
The following table presents the activity in the Company's allowance for loan losses (in thousands):

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Beginning of period	$570	$—
Provision for loan losses	144	570
Charge-offs	—	—
Recoveries	—	—
End of period	$714	$570
The Company's commercial mortgage loan portfolio was comprised of the following as of March 31, 2015 (in thousands):

Loan Type	Property Type	Par Value	Premium (Discount)(1)	Carrying Value	Interest Rate	Effective Yield	Loan to Value (2)	Maturity Date
Senior 1	Office	$11,450	$(61)	$11,389	5.00% +1M LIBOR	5.5%	70.0%	June 2017
Senior 2	Retail	3,389	(27)	3,362	5.40% +1M LIBOR	6.3%	73.9%	July 2016
Senior 3	Mixed Use	14,000	(96)	13,904	8.00% +1M LIBOR	10.9%	70.0%	July 2015
Senior 4	Office	5,750	(7)	5,743	4.90% +1M LIBOR	5.1%	80.0%	August 2017
Senior 5	Mixed Use	31,250	(147)	31,103	4.50% +1M LIBOR	4.9%	75.0%	September 2017
Senior 6	Mixed Use	32,272	(119)	32,153	5.50% +1M LIBOR	5.8%	55.3%	September 2019
Senior 7	Retail	9,450	(40)	9,410	4.90% +1M LIBOR	5.3%	70.0%	September 2017
Senior 8	Mixed Use	7,460	(42)	7,418	4.75% +1M LIBOR	5.2%	78.0%	October 2017
Senior 9	Hotel	10,171	(41)	10,130	5.75% +1M LIBOR	6.1%	60.0%	October 2017
Senior 10	Retail	11,800	(56)	11,744	4.75% +1M LIBOR	5.1%	79.4%	November 2017
Senior 11	Office	22,150	(249)	21,901	4.65% +1M LIBOR	5.3%	80.0%	November 2017
Senior 12	Office	9,150	(53)	9,097	5.50% +1M LIBOR	6.1%	75.0%	November 2016
Senior 13	Office	14,200	(19)	14,181	5.20% +1M LIBOR	5.5%	75.0%	November 2017
Senior 14	Office	34,500	(343)	34,157	5.25% +1M LIBOR	5.7%	75.0%	December 2018
Senior 15	Office	11,400	(12)	11,388	4.80% +1M LIBOR	5.0%	75.0%	December 2017
Senior 16	Mixed Use	9,600	(70)	9,530	5.10% +1M LIBOR	5.6%	75.0%	January 2018
Senior 17	Office	9,180	(97)	9,083	5.00% +1M LIBOR	5.6%	75.0%	January 2018
Senior 18	Multifamily	6,611	(48)	6,563	4.75% +1M LIBOR	5.2%	78.3%	February 2018
Senior 19	Office	24,500	(188)	24,312	4.60% +1M LIBOR	5.0%	65.0%	February 2019
Senior 20	Retail	11,450	(66)	11,384	4.50% +1M LIBOR	4.8%	74.8%	February 2019
Senior 21	Multifamily	12,840	(80)	12,760	5.00% +1M LIBOR	5.4%	76.7%	February 2018
Senior 22	Multifamily	8,600	(55)	8,545	4.70% +1M LIBOR	5.1%	68.8%	February 2018
Senior 23	Retail	9,850	(67)	9,783	5.25% +1M LIBOR	5.7%	80.0%	March 2018
Senior 24	Multifamily	10,450	(57)	10,393	4.75% +1M LIBOR	5.1%	75.0%	April 2018

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Loan Type	Property Type	Par Value	Premium (Discount)(1)	Carrying Value	Interest Rate	Effective Yield	Loan to Value (2)	Maturity Date
Senior 25	Retail	13,500	(63)	13,437	5.00% +1M LIBOR	5.4%	78.0%	April 2017
Mezzanine 1	Hotel	6,344	(2,222)	4,122	5.50%	12.7%	76.7%	May 2023
Mezzanine 2	Multifamily	5,000	40	5,040	9.00%	8.7%	73.9%	September 2018
Mezzanine 3	Office	9,000	48	9,048	11.00% +3M LIBOR	10.9%	77.9%	September 2016
Mezzanine 4	Office	5,000	69	5,069	11.00%	10.8%	63.6%	January 2024
Mezzanine 5	Student Housing	4,000	56	4,056	12.00%	11.7%	74.5%	January 2024
Mezzanine 6	Hotel	11,000	25	11,025	7.05% +1M LIBOR	7.0%	70.0%	March 2016
Mezzanine 7	Hotel	3,000	19	3,019	11.00%	10.8%	81.8%	August 2018
Mezzanine 8	Office	7,000	30	7,030	12.00%	11.9%	78.3%	May 2019
Mezzanine 9	Retail	1,962	9	1,971	13.00%	12.9%	85.0%	June 2024
Mezzanine 10	Office	10,000	16	10,016	8.00% +1M LIBOR	8.0%	80.0%	May 2016
Mezzanine 11	Multifamily	3,480	17	3,497	9.50%	9.4%	84.5%	July 2024
Mezzanine 12	Hotel	35,000	112	35,112	8.40% +1M LIBOR	8.3%	70.1%	June 2016
Mezzanine 13	Mixed Use	7,000	(29)	6,971	10.50% +1M LIBOR	11.0%	84.0%	July 2017
Mezzanine 14	Hotel	12,000	46	12,046	9.00% +1M LIBOR	8.9%	74.2%	September 2016
Mezzanine 15	Student Housing	5,000	19	5,019	8.00% +1M LIBOR	7.9%	71.0%	August 2016
Mezzanine 16	Office	45,000	170	45,170	7.25% +1M LIBOR	7.1%	76.0%	August 2016
Mezzanine 17	Office	9,000	42	9,042	10.50%	10.4%	85.0%	October 2019
Mezzanine 18	Office	5,100	—	5,100	10.00% +3M LIBOR	10.3%	79.5%	October 2017
Mezzanine 19	Office	10,000	(537)	9,463	10.00%	10.9%	79.0%	September 2024
Mezzanine 20	Office	15,000	86	15,086	11.00%	10.9%	80.0%	April 2025
Subordinated 1	Net Lease Retail	10,000	—	10,000	11.00%	11.0%	50.1%	April 2024
		$563,859	$(4,087)	$559,772		7.0%	73.3%
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
Credit Characteristics
As part of the Company's process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. The loans are scored on a scale of 1 to 5 as follows:

Investment Rating	Summary Description
1	Investment exceeding fundamental performance expectations and/or capital gain expected. Trends and risk factors since time of investment are favorable.
2	Performing consistent with expectations and a full return of principal and interest expected. Trends and risk factors are neutral to favorable.
3	Performing investments requiring closer monitoring. Trends and risk factors show some deterioration.
4	Underperforming investment with some loss of interest or dividend expected but still expecting a positive return on investment. Trends and risk factors are negative.
5	Underperforming investment with expected loss of interest and some principal.
All commercial mortgage loans are assigned an initial risk rating of 2. As of March 31, 2015 and December 31, 2014, the weighted average risk rating of loans was 1.9 and 2.0, respectively. As of March 31, 2015, the Company did not have any loans that were past due on their payments, in non-accrual status or impaired.

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

For the three months ended March 31, 2015 and year ended December 31, 2014, the activity in the Company's loan portfolio was as follows (in thousands):

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Beginning balance	$456,884	$30,832
Acquisitions and originations	116,434	429,941
Dispositions	—	(3,580)
Principal repayments	(14,321)	(136)
Discount accretion and premium amortization*	205	397
Provision for loan losses	(144)	(570)
Ending balance	$559,058	$456,884
________________________
* Includes amortization of capitalized acquisition fees and expenses.
During the three months ended March 31, 2015, the Company invested approximately $116.4 million in 10 loans including $0.7 million of capitalized acquisition fees and expenses.
Note 4 - Real Estate Securities
The following is a summary of the Company's real estate securities, CMBS (in thousands):

		Weighted Average
	Number of Investments	Interest Rate	Maturity	Par Value	Fair Value
March 31, 2015	9	1M LIBOR + 3.237%	September 2017	$58,447	$58,375
December 31, 2014	8	1M LIBOR + 3.124%	November 2017	50,447	50,234
The Company classified its CMBS investments as available-for-sale as of March 31, 2015 and December 31, 2014. These investments are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income or loss. The following table shows the changes in fair value of the Company's CMBS investments (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2015	$58,542	$49	$(216)	$58,375
December 31, 2014	50,541	14	(321)	50,234
Note 5 - Debt
Repurchase Agreements - Commercial Mortgage Loans
The Company entered into repurchase facilities with JP Morgan Chase Bank, National Association (the "JPM Repo Facility") and Barclays Bank PLC (the "Barclays Repo Facility"). The JPM Repo Facility and Barclays Repo Facility each provide up to $150.0 million in advances, subject to adjustment, which the Company expects to use to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participation interests therein. The initial maturity date of the JPM Repo Facility is June 18, 2016, with a one-year extension at the Company’s option, which may be exercised upon the satisfaction of certain conditions. The initial maturity date of the Barclays Repo Facility is September 3, 2015, with four six-month extensions at the Company’s option, which may be exercised upon the satisfaction of certain conditions.
As of March 31, 2015 and December 31, 2014, the Company had $75.9 million and $76.5 million outstanding under the JPM Repo Facility, respectively. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin between 2.25% to 4.50%, depending on the attributes of the purchased assets. As of March 31, 2015 and December 31, 2014, the weighted average interest rate on advances was 3.755% and 3.841%, respectively. The Company incurred $0.7 million and $0 in interest expense on the JPM Repo Facility for the three months ended March 31, 2015 and 2014, respectively.
As of March 31, 2015 and December 31, 2014, the Company had $106.4 million and $73.7 million outstanding under the Barclays Repo Facility, respectively. Advances under the Barclays Repo Facility accrue interest at per annum rates equal to the

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

sum of (i) the applicable LIBOR index rate plus (ii) a margin between 2.00% to 2.50%, depending on the attributes of the purchased assets. As of March 31, 2015 and December 31, 2014, the weighted average interest rate on advances was 2.172% and 2.155%, respectively. The Company incurred $0.5 million and $0 in interest expense on the Barclays Repo Facility for the three months ended March 31, 2015 and 2014, respectively.
Repurchase Agreements - Real Estate Securities
The Company has entered into various Master Repurchase Agreements (the "MRAs") that allow the Company to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30-90 days and terms are adjusted for current market rates as necessary. As of March 31, 2015 and December 31, 2014, the Company was entered into six MRAs, of which three were in use, see below (in thousands):

			Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Interest Rate	Days to Maturity
As of March 31, 2015
Citigroup Global Markets, Inc.	$4,010	$2	1.48%	20
J.P. Morgan Securities LLC	29,993	14	1.38%	20
Wells Fargo Securities, LLC	3,731	2	1.53%	20
Total/Weighted Average	$37,734	$18	1.41%	20

As of December 31, 2014
Citigroup Global Markets, Inc.	$4,010	$2	1.46%	20
J.P. Morgan Securities LLC	18,528	8	1.44%	20
Wells Fargo Securities, LLC	3,731	2	1.52%	20
Total/Weighted Average	$26,269	$12	1.46%	20
As of March 31, 2015 and December 31, 2014, the Company's $37.7 million and $26.3 million of borrowings under repurchase agreements were collaterlized by CMBS with a fair value of $50.4 million and $33.8 million, respectively.
Note 6 - Net Income Per Share
The following table is a summary of the basic and diluted net income per share computation for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
	2015	2014
Net income (in thousands)	$4,632	$226
Basic weighted average shares outstanding	17,279,713	2,025,934
Unvested restricted shares	4,373	4,089
Diluted weighted average shares outstanding	17,284,086	2,030,023
Basic net income per share	$0.27	$0.11
Diluted net income per share	$0.27	$0.11
Note 7 - Common Stock
As of March 31, 2015 and December 31, 2014, the Company had approximately 19,406,761 and 15,472,192 shares of common stock outstanding, respectively, including shares issued pursuant to the DRIP and unvested restricted shares. As of March 31, 2015 and December 31, 2014, the Company had received total proceeds of approximately $482.2 million and $384.2 million, respectively, including shares issued pursuant to the DRIP and share-based compensation.
On December 30, 2014, the Company filed with the Maryland State Department of Assessments and Taxation articles supplementary to its charter that reclassified 1,000 authorized but unissued shares of the Company’s common stock as shares of convertible stock and set the terms of such convertible shares. The Company then issued 1,000 convertible shares to the

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Advisor for $1.00 per share. The convertible shares will automatically convert to shares of common stock upon the first occurrence of any of the Triggering Events.
Distributions
In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, without regard to the deduction for distributions paid and excluding net capital gains. The Company must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal income taxes.
On May 13, 2013, the Company's board of directors authorized, and the Company declared a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00565068493 per day, based on a price of $25.00 per share of common stock. The Company's distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. The first distribution payment was made on June 3, 2013, relating to the period from May 30, 2013 (15 days after the date of the first asset acquisition) through May 31, 2013. Distributions payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distributions payments are not assured.
The below table shows the distributions paid during the three months ended March 31, 2015 and year ended December 31, 2014 (in thousands, except for shares):

Three Months Ended March 31, 2015 Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2015	16,006,444	$1,512	$1,109
February 2, 2015	17,192,517	1,618	1,182
March 2, 2015	18,644,252	1,567	1,154
Total		$4,697	$3,445

Year Ended December 31, 2014 Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2014	1,219,825	$141	$74
February 3, 2014	1,463,829	171	85
March 3, 2014	1,979,935	213	106
April 1, 2014	2,644,003	305	163
May 1, 2014	3,277,803	353	206
June 2, 2014	4,126,746	452	282
July 2, 2014	5,372,322	571	356
August 2, 2014	6,956,879	759	485
September 2, 2014	8,925,637	951	628
October 2, 2014	10,575,893	1,073	736
November 2, 2014	12,253,800	1,249	905
December 1, 2014	13,880,235	1,354	1,001
Total		$7,592	$5,027
________________________
(1) Represents the weighted average shares outstanding for the period related to the respective payment date.
For the three months ended March 31, 2015, the Company paid cash distributions of $4.7 million and had net income of $4.6 million. As of March 31, 2015, the Company had a distribution payable of $3.3 million for distributions accrued in the month of March 2015. For the three months ended March 31, 2014, the Company paid cash distributions of $0.5 million and had net income of $0.2 million. As of December 31, 2014, the Company had a distribution payable of $2.6 million for distributions accrued in the month of December 2014.

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Share Repurchase Program
The Company's board of directors has adopted a Share Repurchase Program ("SRP") that enables stockholders to sell their shares to the Company in limited circumstances. The SRP permits investors to sell their shares back to the Company after they have held them for at least one year, subject to the significant conditions and limitations described below.
The repurchase price per share depends on the length of time investors have held such shares as follows: after one year from the purchase date - the lower of $23.13 or 92.5% of the amount they actually paid for each share; after two years from the purchase date - the lower of $23.75 or 95.0% of the amount they actually paid for each share; after three years from the purchase date - the lower of $24.38 or 97.5% of the amount they actually paid for each share; and after four years from the purchase date - the lower of $25.00 or 100% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations).
The Company is only authorized to repurchase shares pursuant to the SRP using the proceeds received from the DRIP and will limit the amount spent to repurchase shares in a given quarter to the amount of proceeds received from the DRIP in that same quarter. In addition, the board of directors may reject a request for redemption at any time. Due to these limitations, the Company cannot guarantee that it will be able to accommodate all repurchase requests. Purchases under the SRP by the Company will be limited in any calendar year to 5% of the weighted average number of shares outstanding on December 31 of the previous calendar year.
When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares purchased under the SRP will have the status of authorized but unissued shares. The following table reflects the number of shares repurchased cumulatively through March 31, 2015:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2014	9	20,355	$23.99
Three Months Ended March 31, 2015 (1)	8	5,752	24.97
Cumulative repurchases as of March 31, 2015 (1)	17	26,107	$24.21
________________________
(1) Includes 8 unfulfilled repurchase requests consisting of 5,752 shares at an average repurchase price per share of $24.97, which were approved but not completed as of March 31, 2015.
Note 8 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of March 31, 2015 and December 31, 2014, the Company had unfunded commitments of $84.2 million and $63.5 million related to 20 and 14 commercial mortgage loans, respectively, which amounts will generally be funded to finance capital expenditures by the Company's borrowers. These future commitments will expire over the next five years.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.
Note 9 - Related Party Transactions and Arrangements
As of March 31, 2015, an entity wholly-owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock and the Advisor owned 1,000 shares of the Company's convertible stock.

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

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
The table below shows the fees incurred from the Dealer Manager associated with the Offering during the three months ended March 31, 2015 and 2014, respectively, and the associated payable as of March 31, 2015 and December 31, 2014, respectively (in thousands):

	Three Months Ended March 31,		Payable as of
	2015	2014	March 31, 2015	December 31, 2014
Total commissions and fees incurred from the Dealer Manager	$9,247	$3,851	$295	$119
The Advisor, its affiliates, entities under common control with the Advisor and the Dealer Manager receive compensation and reimbursement for services relating to the Offering.
An affiliate of the Company, RCS Advisory Services, LLC ("RCS"), is an entity under common control with the Sponsor.  RCS performs legal, compliance and marketing services for the Company.
American National Stock Transfer, LLC (the "Transfer Agent"), an entity under common control with the Sponsor, provides the Company with transfer agent, registrar and supervisory services for the Company.
An affiliate of the Company, SK Research, LLC ("SK Research"), is an entity under common control with the Sponsor.  SK Research provides broker-dealers and financial advisors with the research, critical thinking and analytical resources necessary to evaluate the viability, utility and performance of investment programs.
The table below shows the compensation and reimbursement to the Advisor, its affiliates, entities under common control with the Advisor and the Dealer Manager incurred for services relating to the Offering during the three months ended March 31, 2015 and 2014, respectively, and the associated payable as of March 31, 2015 and December 31, 2014, respectively (in thousands):

	Three Months Ended March 31,		Payable as of
	2015	2014	March 31, 2015	December 31, 2014
Total compensation and reimbursement for services provided by the Advisor, its affiliates, entities under common control with the Advisor and the Dealer Manager	$1,962	$360	$1,786	$1,725
The payables as of March 31, 2015 and December 31, 2014 in the table above are included in due to affiliate on the Company's consolidated balance sheets.
The Company is responsible for organizational and offering costs from the ongoing Offering, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds from its ongoing Offering of common stock, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor's responsibility. As of March 31, 2015, organizational and offering costs did not exceed the 2.0% cap of gross proceeds received from the Offering.

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Fees Paid in Connection with the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the principal amount funded by the Company to originate or acquire commercial mortgage loans and 1.0% of the anticipated net equity funded by the Company to acquire real estate securities. The Company reimburses the Advisor for expenses incurred by the Advisor on behalf of the Company related to selecting, evaluating, originating and acquiring investments in an amount up to 0.5% of the principal amount funded by the Company to originate or acquire commercial mortgage loans and up to 0.5% of the anticipated net equity funded by the Company to acquire real estate securities investments. In no event will the total of all acquisition fees and acquisition expenses exceed 4.5% of the principal amount funded with respect to the Company's total portfolio including subsequent fundings to investments in the Company's portfolio. During the three months ended March 31, 2015 and 2014, acquisition fees of $1.0 million and $0.3 million, respectively, have been recognized in the consolidated statement of operations. In addition, over the same periods, the Company capitalized $0.7 million and $0.1 million, respectively, of acquisition expenses to the Company's consolidated balance sheets, which will be amortized over the life of each investment using the effective interest method.
The Company will pay the Advisor, or its affiliates, a monthly asset management fee equal to one-twelfth of 0.75% of the cost of the Company's assets. Commencing on the NAV Pricing Date, the asset management fee will be based on the lower of the cost of the Company's assets and the fair value of the Company's assets (fair value will consist of the market value of each portfolio investment as determined in accordance with the Company's valuation guidelines). The amount of the asset management fee will be reduced to the extent that funds from operations as defined by the National Association of Real Estate Investment Trusts ("FFO"), as adjusted, during the six month period ending on the last day of the calendar quarter immediately preceding the date such asset management fee is payable, is less than distributions declared during the same period. For purposes of this determination, FFO, as adjusted, is FFO adjusted to (i) include acquisition fees and acquisition expenses; (ii) include non-cash restricted stock grant amortization, if any; and (iii) impairments and loan loss reserves on investments, if any (including commercial mortgage loans and other debt investments). FFO, as adjusted, is not the same as FFO. During the three months ended March 31, 2015 and 2014, no asset management fees were incurred.
The Company will pay the Advisor, or its affiliates, an annual subordinated performance fee calculated on the basis of total return to stockholders, payable monthly in arrears, such that for any year in which total return on stockholders’ capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return; provided that in no event will the annual subordinated performance fee payable to the Advisor exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the Company's return on stockholders’ capital exceeding 6.0% per annum. During the three months ended March 31, 2015 and 2014, the Company incurred an annual subordinated performance fee of $0.4 million and $0, respectively.
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
The table below depicts related party fees and reimbursements in connection with the operations of the Company for the three months ended March 31, 2015 and 2014 and the associated payable as of March 31, 2015 and December 31, 2014 (in thousands):

	Three Months Ended March 31,		Payable as of
	2015	2014	March 31, 2015	December 31, 2014
Acquisition fees and acquisition expenses	$1,781	$397	$155	$—
Advisory and investment banking fee	14	135	—	—
Subordinated performance fee	362	—	965	191
Other related party expenses	21	—	21	—
Total related party fees and reimbursements	$2,178	$532	$1,141	$191
The payables as of March 31, 2015 and December 31, 2014 in the table above are included in due to affiliate on the Company's consolidated balance sheets.

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. The Advisor permanently waived a portion of the acquisition fees and expenses earned on the acquisition of the Company's CMBS in the amount of $0.1 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.
Subject to the limitations outlined below, the Company will reimburse the Advisor's cost of providing administrative services and personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or disposition fees. For the three months ended March 31, 2015 and 2014, no administrative costs of the Advisor were reimbursed for any period in connection with the operations of the Company.
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
The Advisor at its election may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes. Any contributed capital amounts are not reimbursable to the Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares. The Advisor did not contribute capital to enhance the Company's cash position for working capital or distribution purposes during the three months ended March 31, 2015 or 2014.
Fees Paid in Connection with the Liquidation of Assets, Listing of the Company's Common Stock or Termination of the Advisory Agreement
The Company will pay a disposition fee of 1.0% of the contract sales price of each commercial mortgage loans or other investment sold, including real estate securities or CDOs issued by a subsidiary of the Company as part of a securitization transaction. The Company will not be obligated to pay a disposition fee upon the maturity, prepayment, workout, modification or extension of commercial real estate debt unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, it will pay a disposition fee upon the sale of such property.
During the year ended December 31, 2014, the Company changed the structure of its incentive compensation in order to eliminate the susceptibility of the OP to certain taxes. On December 31, 2014, the OP redeemed all of the special limited partnership interests held by the Realty Finance Special Limited Partnership, LLC (the "Special Limited Partner"), an entity controlled by the Sponsor. In addition, the Special Limited Partner transferred all of its common limited partnership interests in the OP to Realty Finance Trust LP, LLC ("RFT LP"), the Company's wholly-owned subsidiary. As a result of these transactions, the Special Limited Partner no longer owns any interest in the OP and RFT LP is the sole limited partner of the OP.
On December 30, 2014, the Company filed with the Maryland State Department of Assessments and Taxation articles supplementary to its charter that reclassified 1,000 authorized but unissued shares of its common stock as shares of convertible stock and set the terms of such convertible shares. The Company then issued 1,000 convertible shares to the Advisor for $1.00 per share. The convertible shares issued to the Advisor will automatically convert to shares of the Company’s common stock upon the first to occur of any of the Triggering Events. In general, but with certain exceptions as outlined in the Articles Supplementary, each convertible share will convert into a number of common shares equal to 1/1000 of the quotient of (a) the conversion product (the product of 0.15 times the amount, if any, by which (i) the sum of the enterprise value as of the date of the Triggering Event plus total distributions paid to the Company’s stockholders through the date of the Triggering Event exceeds (ii) the sum of the Company's stockholders’ invested capital plus a 6.0% return as of the date of the Triggering Event) divided by (b) the quotient of the enterprise value divided by the number of shares of the Company’s common stock outstanding (on an as-converted basis) on the date of the Triggering Event. The conversion product will be reduced by the amounts payable pursuant to the annual subordinated performance fee as realized appreciation in the Company’s assets during the time that the Advisor or one of its affiliates acts as the Company’s advisor.

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

During the three months ended March 31, 2015 and 2014, no fees were paid for any period in connection with the liquidation of assets, listing of the Company's common stock or termination of the advisory agreement.
The Company has also established a restricted share plan for the benefit of employees (if the Company ever has employees), directors, employees of the Advisor and its affiliates.
Note 10 - Fair Value of Financial Instruments
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
Real estate securities or CMBS, are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar real estate securities and the spreads used in the prior valuation. The Company obtains current market spread information where available and uses this information in evaluating and validating the market price of all real CMBS. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of March 31, 2015 and December 31, 2014, the Company received broker quotes on each CMBS investment used in determining the fair value. As of March 31, 2015 and December 31, 2014, the Company's CMBS investments have been classified as Level II due to the observable nature of many of the market inputs.
The following table presents the Company's financial instrument carried at fair value on a recurring basis in the condensed consolidated balance sheet by its level in the fair value hierarchy as of March 31, 2015 and December 31, 2014 (in thousands):

	Total	Level I	Level II	Level III
March 31, 2015
Real estate securities	$58,375	$—	$58,375	$—
Repurchase agreements - commercial mortgage loans	182,307	—	182,307	—
Repurchase agreements - real estate securities	37,734	—	37,734	—
December 31, 2014
Real estate securities	50,234	—	50,234	—
Repurchase agreements - commercial mortgage loans	150,169	—	150,169	—
Repurchase agreements - real estate securities	26,269	—	26,269	—

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between levels within fair value hierarchy during the three months ended March 31, 2015 and 2014.
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
The fair values of the Company's remaining commercial mortgage loans, which are not reported at fair value on the condensed consolidated balance sheets are reported below as of March 31, 2015 and December 31, 2014 (in thousands):

	Level	Carrying Value	Fair Value
March 31, 2015	III	$559,772	$569,174
December 31, 2014	III	457,454	474,932
The fair value of the commercial mortgage loans is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments.
Note 11 - Offsetting Assets and Liabilities
The Company's condensed consolidated balance sheets used a gross presentation of repurchase agreements. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of March 31, 2015 and December 31, 2014, respectively (in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Repurchase Agreements	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
As of March 31, 2015
Commercial mortgage loans	$182,307	$—	$182,307	$363,971	$—	$—
Real estate securities	37,734	—	37,734	50,376	68	—

As of December 31, 2014
Commercial mortgage loans	150,169	—	150,169	301,704	—	—
Real estate securities	26,269	—	26,269	38,834	68	—
Note 12 - Segment Reporting
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

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The following table represents the Company's operations by segment for the three months ended March 31, 2015 and 2014 (in thousands):

Three Months Ended March 31, 2015	Total	Real Estate Debt	Real Estate Securities
Interest income	$9,605	$9,196	$409
Interest expense	1,933	1,804	129
Net income	4,632	4,546	86
Total assets	641,971	582,976	58,995
Three Months Ended March 31, 2014
Interest income	977	940	37
Interest expense	21	9	12
Net income (loss)	226	349	(123)
Total assets	71,431	56,913	14,518
For the purposes of the table above, any expenses unallocable to specific segments have been allocated to the business segments using a percentage derived by using the sum of commercial mortgage loans, net and real estate securities, at fair value as the denominator and commercial mortgage loans, net and real estate securities, at fair value as the numerators.
Note 13 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the condensed consolidated financial statements except for the following transactions:
Sales of Common Stock
As of April 30, 2015, the Company had 21,214,570 shares of common stock outstanding, including shares issued under the DRIP and unvested restricted shares and has raised total proceeds from the Offering of $526.7 million. As of April 30, 2015, the aggregate value of all share issuances in the Offering was $529.8 million based on a per share value of $25.00 (or $23.75 per share for shares issued under the DRIP).
Total capital raised through April 30, 2015, including shares issued under the DRIP and unvested restricted shares, is as follows (in thousands):

Source of Capital	Inception to March 31, 2015	April 1, 2015 to April 30, 2015	Total
Common stock	$482,202	$44,479	$526,681
Distributions Paid
On April 1, 2015, the Company paid a distribution of $3.3 million to stockholders of record during the month of March 2015. Approximately $1.9 million of the distribution was paid in cash, while $1.4 million was used to purchase 58,714 shares for those stockholders that chose to reinvest distributions through the DRIP.
Commercial Mortgage Loans
For the period from April 1, 2015 to April 30, 2015 the Company has originated and acquired commercial mortgage loans and CMBS with a total par value of $53.3 million and $18.0 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements of Realty Finance Trust, Inc. the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission ("the "SEC") on April 24, 2015, as amended by the Form 10-K/A filed with the SEC on April 29, 2015.
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
The forward-looking statements contained in this Quarterly Report on Form 10-Q may include, but are not limited to, statements as to:

•
our use of the proceeds of the offering for sale of a maximum of $2.0 billion of common stock, $0.01 par value per share, on a reasonable best efforts basis, pursuant to a registration statement on Form S-11 (the "Offering");

•	our business and investment strategy;

•	our ability to make investments in a timely manner or on acceptable terms;

•	current credit market conditions and our ability to obtain long-term financing for our investments in a timely manner and on terms that are consistent with what we project when we invest;

•	the effect of general market, real estate market, economic and political conditions, including the recent economic slowdown and dislocation in the global credit markets;

•	our ability to make scheduled payments on our debt obligations;

•	our ability to generate sufficient cash flows to make distributions to our stockholders;

•	the degree and nature of our competition;

•	the availability of qualified personnel;

•	our ability to maintain our qualification as a real estate investment trust ("REIT"); and

•	other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Overview
We were incorporated in Maryland on November 15, 2012 and conduct our operations to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. We are offering for sale a maximum of $2.0 billion of common stock, $0.01 par value per share, on a reasonable best efforts basis, pursuant to a registration statement on Form S-11 filed with the SEC under the Securities Act of 1933, as amended (the "Securities Act"). The Offering also covers the offer and sale of up to approximately $400.0 million in shares of common stock pursuant to a distribution reinvestment plan ("DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. On May 14, 2013, we commenced business operations after raising in excess of $2.0 million of equity, the amount required for us to release equity proceeds from escrow.
Prior to the filing or our second quarterly report on Form 10-Q following Febraruy 12, 2015 (the "NAV Pricing Date"), the per share purchase price in the Offering will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and the per share purchase price for shares issued under the DRIP will be $23.75, which is 95% of the purchase price per share in the Offering. As of March 31, 2015, the aggregate value of all the common stock outstanding was $484.7 million based on a per share value of $25.00 (or $23.75 for shares issued under DRIP). The cost to raise capital for the three months ended March 31, 2015 was 11.6% of the gross proceeds received during the same period. After the NAV Pricing

Date, we will begin offering shares in the Offering and the DRIP at a per share purchase price that will vary quarterly and will be equal to the NAV divided by the number of shares outstanding as of the end of the business day immediately preceding the day on which we make our quarterly periodic filing ("per share NAV"). Applicable selling commissions and dealer manager fees will be added to the per share price for shares in our primary offering but not for the DRIP.
On December 30, 2014, we filed with the Maryland State Department of Assessments and Taxation articles supplementary to our charter that reclassified 1,000 authorized but unissued shares of our common stock as shares of convertible stock and set the terms of such convertible shares. We then issued 1,000 convertible shares to the Advisor for $1.00 per share. The convertible shares will automatically convert to shares of our common stock upon the first occurrence of any of the following triggering events (the "Triggering Event"): (i) we have paid total distributions on the then-outstanding shares of common stock in an amount equal to or in excess of the sum of the invested capital (as defined in our charter) plus an aggregate 6.0% cumulative, pre-tax, non-compounded, annual return on such invested capital, (ii) a listing of our shares of common stock on a national securities exchange and (iii) the termination of our advisory agreement under certain circumstances.
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
Significant Accounting Policies and Use of Estimates
A summary of our significant accounting policies is set forth in Note 2 - Summary of Significant Accounting Policies to our condensed financial statements included in this Quarterly Report on Form 10-Q. A full disclosure of our significant accounting polices is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Portfolio
As of March 31, 2015 and December 31, 2014, our portfolio consisted of 46 and 38 loans (the "Loans") and nine and eight investments in CMBS, respectively. The Loans had a total carrying value, net of reserve, of $559.1 million and $456.9 million, and our CMBS investments had a fair value of $58.4 million and $50.2 million as of March 31, 2015 and December 31, 2014, respectively. The increase in the size of our portfolio is due to investing capital received from the Offering. We currently estimate loss rates based on historical realized losses experienced in the industry and take into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. We recorded a general allowance for loan losses as of March 31, 2015 and December 31, 2014 in the amount of $0.7 million and $0.6 million, respectively. There were no impaired or specifically reserved loans in the portfolio as of March 31, 2015 and December 31, 2014.
The Loans bear a weighted average coupon of 6.78% and 7.06%, and have a weighted average life of 3.1 and 3.2 years as of March 31, 2015 and December 31, 2014, respectively. During the three months ended March 31, 2015, we invested $116.4 million in 10 loans including $0.7 million of capitalized acquisition fees and expenses. We recorded interest income of $9.2 million and $0.8 million on the Loans for the three months ended March 31, 2015 and 2014, respectively.
Our CMBS investments have a weighted average coupon of 3.41% and 3.3% and a remaining life of 2.5 and 1.8 years as of March 31, 2015 and December 31, 2014, respectively. We recorded interest income of $0.4 million and $36,850 on our CMBS investments for the three months ended March 31, 2015 and 2014, respectively. To date, we have not sold any CMBS investments.
The following charts summarize our portfolio as a percentage of par value, including CMBS, by the collateral type, geographical region and coupon rate type as of March 31, 2015 and December 31, 2014:

An investments region classification is defined according to the below map based on the location of investments secured property. The geographical region chart as of December 31, 2014 has been conformed to reflect current period presentation.

The following charts show the par value by maturity year for the investments in our portfolio as of March 31, 2015 and December 31, 2014.

The following table shows selected data from our commercial mortgage loans portfolio as of March 31, 2015 (in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior 1	Office	$11,450	5.00% +1M LIBOR	5.50%	70.0%
Senior 2	Retail	3,389	5.40% +1M LIBOR	6.30%	73.9%
Senior 3	Mixed Use	14,000	8.00% +1M LIBOR	10.90%	70.0%
Senior 4	Office	5,750	4.90% +1M LIBOR	5.10%	80.0%
Senior 5	Mixed Use	31,250	4.50% +1M LIBOR	4.90%	75.0%
Senior 6	Mixed Use	32,272	5.50% +1M LIBOR	5.80%	55.3%
Senior 7	Retail	9,450	4.90% +1M LIBOR	5.30%	70.0%
Senior 8	Mixed Use	7,460	4.75% +1M LIBOR	5.20%	78.0%
Senior 9	Hotel	10,171	5.75% +1M LIBOR	6.10%	60.0%
Senior 10	Retail	11,800	4.75% +1M LIBOR	5.10%	79.4%
Senior 11	Office	22,150	4.65% +1M LIBOR	5.30%	80.0%
Senior 12	Office	9,150	5.50% +1M LIBOR	6.10%	75.0%
Senior 13	Office	14,200	5.20% +1M LIBOR	5.50%	75.0%
Senior 14	Office	34,500	5.25% +1M LIBOR	5.70%	75.0%
Senior 15	Office	11,400	4.80% +1M LIBOR	5.00%	75.0%
Senior 16	Mixed Use	9,600	5.10% +1M LIBOR	5.60%	75.0%
Senior 17	Office	9,180	5.00% +1M LIBOR	5.60%	75.0%
Senior 18	Multifamily	6,611	4.75% +1M LIBOR	5.20%	78.3%
Senior 19	Office	24,500	4.60% +1M LIBOR	5.00%	65.0%
Senior 20	Retail	11,450	4.50% +1M LIBOR	4.80%	74.8%
Senior 21	Multifamily	12,840	5.00% +1M LIBOR	5.40%	76.7%
Senior 22	Multifamily	8,600	4.70% +1M LIBOR	5.10%	68.8%
Senior 23	Retail	9,850	5.25% +1M LIBOR	5.70%	80.0%
Senior 24	Multifamily	10,450	4.75% +1M LIBOR	5.10%	75.0%
Senior 25	Retail	13,500	5.00% +1M LIBOR	5.40%	78.0%
Mezzanine 1	Hotel	6,344	5.50%	12.70%	76.7%
Mezzanine 2	Multifamily	5,000	9.00%	8.70%	73.9%
Mezzanine 3	Office	9,000	11.00% +3M LIBOR	10.90%	77.9%
Mezzanine 4	Office	5,000	11.00%	10.80%	63.6%
Mezzanine 5	Student Housing	4,000	12.00%	11.70%	74.5%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Mezzanine 6	Hotel	11,000	7.05% +1M LIBOR	7.00%	70.0%
Mezzanine 7	Hotel	3,000	11.00%	10.80%	81.8%
Mezzanine 8	Office	7,000	12.00%	11.90%	78.3%
Mezzanine 9	Retail	1,962	13.00%	12.90%	85.0%
Mezzanine 10	Office	10,000	8.00% +1M LIBOR	8.00%	80.0%
Mezzanine 11	Multifamily	3,480	9.50%	9.40%	84.5%
Mezzanine 12	Hotel	35,000	8.40% +1M LIBOR	8.30%	70.1%
Mezzanine 13	Mixed Use	7,000	10.50% +1M LIBOR	11.00%	84.0%
Mezzanine 14	Hotel	12,000	9.00% +1M LIBOR	8.90%	74.2%
Mezzanine 15	Student Housing	5,000	8.00% +1M LIBOR	7.90%	71.0%
Mezzanine 16	Office	45,000	7.25% +1M LIBOR	7.10%	76.0%
Mezzanine 17	Office	9,000	10.50%	10.40%	85.0%
Mezzanine 18	Office	5,100	10.00% +3M LIBOR	10.30%	79.5%
Mezzanine 19	Office	10,000	10.00%	10.90%	79.0%
Mezzanine 20	Office	15,000	11.00%	10.90%	80.0%
Subordinated 1	Net Lease Retail	10,000	11.00%	11.00%	50.1%
		$563,859		7.00%	73.3%
________________________
(1) Our floating rate loan agreements contain the contractual obligation for the borrower to maintain an interest rate cap to protect against rising interest rates. In a simple interest rate cap, the borrower pays a premium for a notional principal amount based on a capped interest rate (the "cap rate"). When the floating rate exceeds the cap rate, the borrower receives a payment from the cap counterparty equal to the difference between the floating rate and the cap rate on the same notional principal amount for a specified period of time. When interest rates rise, the value of an interest rate cap will increase, thereby reducing the borrower's exposure to rising interest rates.
(2) Loan to value percentage is from metrics at origination.
Results of Operations
Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014
We conduct our business through the following segments:

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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2015			2014
	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$508,613	$9,196	7.2%	$42,873	$767	7.2%
Real estate securities	54,495	409	3.0%	9,758	8	0.3%
Total	563,108	9,605	6.8%	52,631	775	5.9%
Interest-bearing liabilities:
Repurchase Agreements - Loans	166,238	1,804	4.3%	7,303	32	1.8%
Repurchase Agreements - Securities	32,002	129	1.6%	—	—	—%
Total	198,240	1,933	3.9%	7,303	32	1.8%
Net interest income/spread		7,672	2.9%		$743	4.1%
Average stockholders' equity	371,500			43,919
Debt to equity ratio(5)	53.4%			16.6%
Weighted average return on equity(6)			8.3%			6.6%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. All amounts are calculated based on quarterly averages.
(2) Includes the effect of amortization of premium or accretion of discount and deferred fees.
(3) Calculated as interest income or expense divided by average carrying value.
(4) Annualized.
(5) Calculated by dividing average interest-bearing liabilities by average stockholders' equity.
(6) Calculated by taking the sum of (i) the net interest spread multiplied by the debt to equity ratio and (ii) the interest-earning assets.
Interest income
Interest income for the three months ended March 31, 2015 and 2014 totaled $9.6 million and $1.0 million, respectively. As of March 31, 2015, our portfolio consisted of 46 Loans and nine investments in CMBS. The Loans had a total carrying value of $559.1 million and our CMBS investments had a fair value of $58.4 million, while during the three months ended March 31, 2014, we had made five investments with a total carrying value of $33.5 million. The growth in the overall size of the portfolio is the main driver in the increase in interest income, and we anticipate this growth of interest income will continue as we continue to invest capital through the Offering.
Interest expense
Interest expense for the three months ended March 31, 2015 and 2014 totaled $1.9 million and $21,000, respectively. As of March 31, 2015 and 2014, we had total leverage outstanding of $220.0 million and $176.4 million, respectively. Interest expense directly correlates with sources of financing available as well as utilization of those sources. We anticipate continued utilization of leverage as we grow the portfolio during the Offering and as additional sources of leverage become available.
Expenses from operations
Expenses from operations for the three months ended March 31, 2015 and 2014 were made up of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Acquisition fees	$1,032	$259
Subordinated performance fee	362	—
Professional fees	1,379	113
Other expenses	123	272
Loan loss provision	144	$86
Total expenses from operations	$3,040	$730
Our expenses from operations were primarily related to asset acquisition fees which will continue to trend parallel with the rate of our originations and acquisitions. During the three months ended March 31, 2015, we originated and acquired loans and

CMBS with a par value of $102.6 million and in conjunction with these transactions we expensed $1.0 million of acquisition fees. Another driver of the increase in expenses during the three months ended March 31, 2015 compared to March 31, 2014, was professional fees. During the three months ended March 31, 2015, we incurred approximately $1.2 million in audit fees.
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
We believe that FFO provides useful context for understanding MFFO, and we believe that MFFO is a useful non-GAAP measure for non-traded REITs. It is helpful to management and stockholders in assessing our future operating performance once our organization and offering and acquisition and development stages are complete, because it eliminates from net income non-cash fair value adjustments on our real estate securities and acquisition fees and acquisition expenses that are incurred as part of our investment activities. However, MFFO may not be a useful measure of our operating performance or as a comparable measure to other typical non-traded REITs if we do not continue to operate in a similar manner to other non-traded REITs, including if we were to extend our acquisition and development stage or if we determined not to pursue an exit strategy.
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
The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Funds From Operations:
Net income (loss)	$4,632	$226
Funds from operations	$4,632	$226
Modified Funds From Operations:
Funds from operations	$4,632	$226
Amortization of premiums, discounts and fees on investments, net	(334)	(52)
Acquisition fees and acquisition expenses (1)	1,032	259
Loan loss provision	144	86
Modified funds from operations	$5,474	$519
________________________
(1) Beginning with the quarterly report on Form 10-Q filed for the period ended September 30, 2014, only acquisition fees and expenses reflected in current period income have been added back to FFO. Previously, all acquisition fees and expenses, whether expensed or capitalized, were added back under this caption in the period incurred. Comparative periods have been changed to reflect the current presentation.
Liquidity and Capital Resources
Our principal demands for cash will be acquisition costs, including the purchase price of any investments we originate or acquire, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our investments from the net proceeds of the Offering. We can acquire our assets with cash or debt, but we also may acquire assets free and clear of indebtedness by paying the entire purchase price for the asset in cash or in OP units. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends.
Loan Repo Facilities
We entered into a Master Repurchase Agreement ("MRA") with JPMorgan Chase Bank, National Association (the"JPM Repo Facility"). The JPM Repo Facility provides up to $150.0 million in advances, subject to adjustment, which we expect to use to finance the acquisition or origination of eligible loans, including first mortgage loans, junior mortgage loans, mezzanine loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 2.25% to 4.50%, depending on the attributes of the purchased assets. The initial maturity date of the JPM Repo Facility is June 18, 2016, with a one-year extension at our option, which may be exercised upon the satisfaction of certain conditions. As of March 31, 2015 and December 31, 2014, there was $75.9 million and $76.5 million of principal outstanding on the JPM Repo Facility, respectively.
We entered into an MRA with Barclays Bank PLC (the "Barclays Repo Facility"). The Barclays Repo Facility provides up to $150.0 million in advances, subject to adjustment, which we expect to use to finance the acquisition or origination of eligible loans, including first mortgage loans, junior mortgage loans, mezzanine loans and participation interests therein. Advances under the Barclays Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 2.00% to 2.50%, depending on the attributes of the purchased assets. The initial maturity date of the Barclays Repo Facility is September 3, 2015, with four six-month extensions at our option, which may be exercised upon the satisfaction of certain conditions. As of March 31, 2015 and December 31, 2014, we had $106.4 million and $73.7 million outstanding under the Barclays Repo Facility, respectively.
CMBS Master Repurchase Agreements
We entered into various MRAs that allow us to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30-90 days and terms are adjusted for current market rates as necessary. As of March 31, 2015 and December 31, 2014, we entered into six MRAs, of which three were in use, described below (in thousands):

			Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Interest Rate	Days to Maturity
As of March 31, 2015
Citigroup Global Markets, Inc.	$4,010	$2	1.48%	20
J.P. Morgan Securities LLC	29,993	14	1.38%	20
Wells Fargo Securities, LLC	3,731	2	1.53%	20
Total/Weighted Average	$37,734	$18	1.41%	20

As of December 31, 2014
Citigroup Global Markets, Inc.	$4,010	$2	1.46%	20
J.P. Morgan Securities LLC	18,528	8	1.44%	20
Wells Fargo Securities, LLC	3,731	2	1.52%	20
Total/Weighted Average	$26,269	$12	1.46%	20
As of March 31, 2015 and December 31, 2014, our $37.7 million and $26.3 million of borrowings under repurchase agreements were collateralized by CMBS with a fair value of $50.4 million and $33.8 million, respectively.
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
The below table shows the distributions paid on shares outstanding during the three months ended March 31, 2015 and year ended December 31, 2014 (in thousands, except share data):

Three Months Ended March 31, 2015 Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2015	16,006,444	$1,512	$1,109
February 2, 2015	17,192,517	1,618	1,182
March 2, 2015	18,644,252	1,567	1,154
Total		$4,697	$3,445

Year Ended December 31, 2014 Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2014	1,219,825	$141	$74
February 3, 2014	1,463,829	171	85
March 3, 2014	1,979,935	213	106
April 1, 2014	2,644,003	305	163
May 1, 2014	3,277,803	353	206
June 2, 2014	4,126,746	452	282
July 2, 2014	5,372,322	571	356
August 2, 2014	6,956,879	759	485
September 2, 2014	8,925,637	951	628
October 2, 2014	10,575,893	1,073	736
November 2, 2014	12,253,800	1,249	905
December 1, 2014	13,880,235	1,354	1,001
Total		$7,592	$5,027
________________________
(1) Represents the weighted average shares outstanding for the period related to the respective payment date.
The following table shows the sources for the payment of distributions to common stockholders for the periods presented (in thousands):

	Three Months Ended March 31,
	2015		2014
Distributions:
Cash distributions paid	$4,697		$523
Distributions reinvested	3,445		266
Total distributions	$8,142		$789
Source of distribution coverage:
Cash flows provided by operations	$4,697	57.7%	$—	—%
Proceeds from issuance of common stock	—	—%	523	66.3%
Common stock issued under DRIP	3,445	42.3%	266	33.7%
Total sources of distributions	$8,142	100.0%	$789	100.0%
Cash flows provided by (used in) operations (GAAP)	$5,258		$(1,038)
Net income (GAAP)	$4,632		$226

The following table compares cumulative distributions paid to cumulative net income (in accordance with GAAP) for the period from November 15, 2012 (date of inception) through March 31, 2015 (in thousands):

For the Period from November 15, 2012 (date of inception) to March 31, 2015
Distributions paid:
Common stockholders in cash	$12,575
Common stockholders pursuant to DRIP / offering proceeds	8,661
Total distributions paid	$21,236

Reconciliation of net income:
Net interest income	$21,685
Gain on sale	112
Acquisition fees	(5,418)
Other operating expenses	(6,246)
Net income (in accordance with GAAP)	$10,133

Cash flows provided by operations	$8,719
Cash Flows
Cash Flows for the Three Months Ended March 31, 2015
Net cash provided by operating activities for the three months ended March 31, 2015 was $5.3 million. Cash inflows were primarily driven by an increase in net interest income to $7.7 million, but were partially offset by cash outflows mainly for acquisition fees of $1.0 million.
Net cash used in investing activities for the three months ended March 31, 2015 was $110.1 million. Cash outflows were primarily driven by originations and acquisitions with $116.4 million and $8.0 million representing our investment in 10 new loans and one new CMBS position, respectively.
Net cash provided by financing activities for the three months ended March 31, 2015 was $121.6 million. Cash inflows for the period of $92.8 million from the issuance of common stock, $32.1 million from net borrowings on the Loan Repo Facilities and $11.5 million from net borrowings on our CMBS MRAs which were partially offset by the payment of $9.2 million of offering costs.
Cash Flows for the Three Months Ended March 31, 2014
Net cash used in operating activities for the three months ended March 31, 2014 was $1.0 million. Cash inflows were primarily driven by our net income of $0.2 million. These cash inflows were offset by cash outflows that consisted of an increase in accounts receivable and prepaid expenses of $1.4 million.
Net cash used in investing activities for the three months ended March 31, 2014 was $33.5 million. Cash outflows were primarily driven by the acquisition of three loan investments.
Net cash provided by financing activities for the three months ended March 31, 2014 was $34.7 million. The level of cash provided by financing activities was mainly driven by sales our common stock during the period of $40.8 million.
Related Party Arrangements
Realty Finance Advisors, LLC
Subject to certain restrictions and limitations, our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, originating, acquiring and asset managing investments on our behalf. For such services, to the extent permitted by law and regulations, our Advisor receives fees and reimbursements from us. Below is a description of the fees and reimbursements incurred to our Advisor.

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
Acquisition Fee
Our Advisor, or its affiliates, receives an acquisition fee equal to 1.0% of the contract purchase price paid for our commercial real estate debt or other commercial real estate investments and 1.0% of the anticipated net equity funded by the us to acquire real estate securities.
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
An affiliate of the Company, RCS Advisory Services, LLC ("RCS"), is an entity under common control with the Sponsor.  RCS performs legal, compliance and marketing services for the Company.
American National Stock Transfer, LLC (the "Transfer Agent"), an entity under common control with the Sponsor, provides the Company with transfer agent, registrar and supervisory services for the Company.
An affiliate of the Company, SK Research, LLC ("SK Research"), is an entity under common control with the Sponsor.  SK Research provides broker-dealers and financial advisors with the research, critical thinking and analytical resources necessary to evaluate the viability, utility and performance of investment programs.

Total Costs Incurred Due to Related Party Arrangements
The table below shows the costs incurred due to related party arrangements during the three months ended March 31, 2015 and 2014 and the associated payable as of March 31, 2015 and December 31, 2014 (in thousands): See Note 9 - Related Party Transactions and Arrangements for further detail.

	Three Months Ended March 31,		Payable as of
	2015	2014	March 31, 2015	December 31, 2014
Total commissions and fees incurred from the Dealer Manager in connection with the offering	$9,247	$3,851	$295	$119
Total compensation and reimbursement for services provided by the Advisor, its affiliates, entities under common control with the Advisor and the Dealer Manager	1,962	360	1,786	1,725
Acquisition fees and related expense reimbursements in connection with operations	1,781	397	155	—
Advisory and investment banking fee	14	135	—	—
Subordinated performance fee	362	—	965	191
Total	$13,366	$4,743	$3,201	$2,035
The payables as of March 31, 2015 and December 31, 2014 in the table above are included in due to affiliates on our consolidated balance sheets.
Off Balance Sheet Arrangements
We currently have no off balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the periods covered by this report, we did not engage in interest rate hedging activities. We do not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.
As of March 31, 2015 and December 31, 2014, our portfolio included 55 and 35 variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity (in thousands):

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	March 31, 2015	December 31, 2014
(-) 25 Basis Points (1)	(0.62)%	(0.47)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	4.55%	4.61%
(+) 100 Basis Points	9.21%	9.22%
________________________
(1) Reduction cannot cause LIBOR rates to fall below zero.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act)

as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
During the three months ended March 31, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
Neither we nor any of our subsidiaries are a party to any material, pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors" contained in the Annual Report on Form 10-K. There have been no material changes from these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2015.
On February 12, 2013, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-186111) filed under the Securities Act, and we commenced the Offering on a "reasonable best efforts" basis of up to a maximum of $2.0 billion of common stock, consisting of up to 80.0 million shares. The Registration Statement also registers approximately 16.8 million shares of common stock pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of March 31, 2015, we have issued 19,406,761 shares of our common stock, including shares issued pursuant to the DRIP and have raised $482.2 million of offering proceeds, excluding shares pursuant to the DRIP and share-based compensation. On January 5, 2015, our board of directors approved the extension of the Offering to February 12, 2016, provided that the Offering will be terminated if all 80.0 million shares are sold before such date.
The following table reflects the offering costs associated with the issuance of common stock (in thousands):

As of March 31, 2015
Selling commissions and dealer manager fees	$45,143
Other offering expenses	9,397
Total offering expenses	$54,540
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers.
We are responsible for the organizational and offering costs of the Offering, excluding commissions and dealer manager fees, up to a maximum of 2.0% of the gross proceeds received from the Offering, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor's responsibility. As of March 31, 2015, organizational and offering costs did not exceed the 2.0% cap of gross proceeds received from the Offering.
As of March 31, 2015, our net offering proceeds, after deducting the total offering expenses outlined above, were approximately $427.7 million. We used the net offering proceeds from the Offering and other financing sources to acquire 46 loans and nine investments in CMBS with a total carrying value of $559.1 million for our loans, and our CMBS investments had a fair value of $58.4 million as of March 31, 2015.

Issuer Purchases of Equity Securities
The following table reflects the number of shares repurchased under the Company's SRP cumulatively through March 31, 2015:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative repurchases as of December 31, 2014	9	20,355	$23.99
Three Months Ended March 31, 2015 (1)	8	5,752	24.97
Cumulative repurchases as of March 31, 2015 (1)	17	26,107	$24.21
________________________
(1) Includes 8 unfulfilled repurchase requests consisting of 5,752 shares at an average repurchase price per share of $24.97, which were approved but not completed as of March 31, 2015.
Item 3. Defaults upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1(1)	Articles of Amendment to the Amended and Restated Articles of Amendment and Restatement, effective February 10, 2015.
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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Realty Finance Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to the Condensed Consolidated Financial Statements.

____________________________________________
* Filed herewith.
(1) Filed as an exhibit to our current report on Form 8-K filed with the SEC on February 17, 2015.

REALTY FINANCE TRUST, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY FINANCE TRUST, INC.

Dated: May 15, 2015	By: /s/ Peter M. Budko Name: Peter M. Budko Title: Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2015	By: /s/ Nicholas Radesca Name: Nicholas Radesca Title: Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)