Form 10-Q
period 2015-06-30
Realty Finance Trust, Inc.
filed 2015-08-11
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2015
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of July 31, 2015 was 25,977,283.

i

PART I
Item 1. Condensed Consolidated Financial Statements.

REALTY FINANCE TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Cash and cash equivalents	$5,445	$386
Restricted cash	412	68
Commercial mortgage loans, held for investment, net	792,092	456,884
Real estate securities, at fair value	93,234	50,234
Receivable for loan repayment	8,511	—
Accrued interest receivable	3,741	2,866
Prepaid expenses and other assets	3,248	3,782
Total assets	$906,683	$514,220
LIABILITIES AND STOCKHOLDERS' EQUITY
Repurchase agreements - commercial mortgage loans	$322,904	$150,169
Repurchase agreements - real estate securities	57,510	26,269
Interest payable	416	232
Distributions payable	4,022	2,623
Accounts payable and accrued expenses	3,729	2,385
Due to affiliate	2,611	2,035
Total liabilities	391,192	183,713
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Convertible stock; $0.01 par value, 1,000 shares authorized, issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1	1
Common stock, $0.01 par value, 949,999,000 shares authorized, 24,386,800 and 15,472,192 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	244	155
Additional paid-in capital	536,968	340,874
Accumulated other comprehensive loss	(309)	(307)
Accumulated deficit	(21,413)	(10,216)
Total stockholders' equity	515,491	330,507
Total liabilities and stockholders' equity	$906,683	$514,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REALTY FINANCE TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest Income:
Interest income	$12,484	$1,979	$22,089	$2,956
Less: Interest expense	2,523	71	4,456	92
Net interest income	9,961	1,908	17,633	2,864
Expenses:
Acquisition fees	3,149	864	4,181	1,122
Asset management and subordinated performance fee	974	—	1,336	—
Professional fees	1,040	78	2,419	191
Other expenses	415	327	538	571
Loan loss provision	80	41	224	128
Total expenses	5,658	1,310	8,698	2,012
Income before income taxes	4,303	598	8,935	852
Income tax provision	—	13	—	41
Net income	$4,303	$585	$8,935	$811

Basic net income per share	$0.20	$0.14	$0.45	$0.26
Diluted net income per share	$0.20	$0.14	$0.45	$0.26
Basic weighted average shares outstanding	22,036,590	4,251,401	19,671,251	3,144,815
Diluted weighted average shares outstanding	22,040,657	4,256,985	19,675,540	3,149,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REALTY FINANCE TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$4,303	$585	$8,935	$811
Unrealized gain on real estate securities	143	—	2	20
Comprehensive income	$4,446	$585	$8,937	$831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REALTY FINANCE TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except for share data)
(Unaudited)

	Common Stock		Convertible Stock
	Number of Shares	Par Value	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2014	15,472,192	$155	1,000	$1	$340,874	$(307)	$(10,216)	$330,507
Issuance of common stock	8,584,486	86	—	—	214,898		—	214,984
Common stock repurchases	(5,752)	—	—	—	(1,278)	—	—	(1,278)
Net income	—	—	—	—	—	—	8,935	8,935
Distributions declared	—	—	—	—	—	—	(20,132)	(20,132)
Common stock issued through distribution reinvestment plan	335,874	3	—	—	7,971	—	—	7,974
Share-based compensation	—	—	—	—	12	—	—	12
Common stock offering costs, commissions and dealer manager fees	—	—	—	—	(25,509)	—	—	(25,509)
Other comprehensive income	—	—	—	—	—	(2)	—	(2)
Balance, June 30, 2015	24,386,800	$244	1,000	$1	$536,968	$(309)	$(21,413)	$515,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REALTY FINANCE TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$8,935	$811
Adjustments to reconcile net income to net cash provided by operating activities:
Discount accretion and premium amortization, net	(508)	(102)
Accretion of loan exit fees	(301)	—
Amortization of deferred financing costs	1,184	—
Share-based compensation	12	12
Loan loss provision	224	128
Changes in assets and liabilities:
Accrued interest receivable	(574)	(550)
Prepaid expenses and other assets	40	(268)
Accounts payable and accrued expenses	1,192	1,165
Due to affiliate	(78)	—
Interest payable	184	29
Net cash provided by operating activities	$10,310	$1,225
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans	$(378,803)	$(110,810)
Purchase of real estate securities	(43,287)	(9,497)
Principal repayments received on commercial mortgage loans	35,366	73
Principal repayments received on real estate securities	287	—
Net cash used in investing activities	$(386,437)	$(120,234)
Cash flows from financing activities:
Proceeds from issuances of common stock	$214,419	$112,943
Common stock repurchases	(1,278)	—
Payments of offering costs and fees related to common stock issuances	(24,703)	(12,204)
Borrowings on revolving line of credit with affiliate	—	5,550
Repayments of revolving line of credit with affiliate	—	(12,855)
Borrowings on repurchase agreements - commercial mortgage loans	186,592	17,700
Repayments of repurchase agreements - commercial mortgage loans	(13,857)	—
Borrowings on repurchase agreements - real estate securities	263,280	11,611
Repayments of repurchase agreements - real estate securities	(232,039)	(10)
Increase in restricted cash related to financing activities	(344)	—
Repayments to affiliate	—	(1,078)
Payments of deferred financing costs	(125)	(1,136)
Distributions paid	(10,759)	(1,631)
Net cash provided by financing activities	$381,186	$118,890
Net change in cash	$5,059	$(119)
Cash, beginning of period	386	178
Cash, end of period	$5,445	$59

REALTY FINANCE TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Supplemental disclosures of cash flow information:
Interest paid	$5,456	$62
Supplemental disclosures of non-cash flow information:
Distributions payable	$4,022	$929
Common stock issued through distribution reinvestment plan	7,974	916
Receivable for common stock issued	1,756	1,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 1 - Organization and Business Operations
Realty Finance Trust, Inc. (formerly known as ARC Realty Finance Trust, Inc.) (the "Company") was incorporated in Maryland on November 15, 2012 and has conducted its operations to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the filing of its tax return for the taxable year ended December 31, 2013. The Company is offering for sale a maximum of 80.0 million shares of common stock, $0.01 par value per share, on a reasonable best efforts basis, pursuant to a registration statement on Form S-11 (the "Offering") filed with the U.S. Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended. The Offering also covers the offer and sale of up to approximately 16.8 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock. On May 14, 2013, the Company commenced business operations after raising in excess of $2.0 million of equity in the Offering, the amount required for the Company to release equity proceeds from escrow.
Prior to the NAV pricing date (as described below), the Company is offering shares of its common stock in the primary offering through Realty Capital Securities, LLC (the "Dealer Manager") at a share price of up to $25.00 per share (including the maximum allowed to be charged for commissions and fees, subject to certain discounts as described in the Company's prospectus). Prior to the NAV pricing date, the Company is offering shares of its common stock through the DRIP, at a price equal to $23.75 per share, which is 95% of the primary offering price. As of June 30, 2015, the aggregate gross proceeds from the sale of common stock in the offering, including DRIP, was $605.9 million based on a per share value of $25.00 (or $23.75 for shares issued under DRIP). Beginning with the NAV pricing date, the per share price for shares in the primary offering and the DRIP will vary quarterly and will be equal to the Company's per share net asset value ("NAV"), as determined by Realty Finance Advisors, LLC (the "Advisor"), divided by the number of shares of the Company's common stock outstanding as of the end of the business day immediately preceding the day on which the Company makes its quarterly periodic filing, plus, in the case of the primary offering, applicable commissions and fees. The NAV pricing date means the date on which the Company files its Quarterly Report on Form 10-Q (or its Annual Report on Form 10-K should such filing constitute the applicable quarterly financial filing) with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") for the second full fiscal quarter following February 12, 2015, which is two years from the effective date of the Offering.
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
The Company has no direct employees. The Company has retained the Advisor to manage the Company's affairs on a day-to-day basis. The Dealer Manager serves as the dealer manager of the Offering. The Advisor and Dealer Manager are under common control with the parent of American Realty Capital VIII, LLC (the "Sponsor"), as a result of which they are related parties and each of them has received or will receive compensation and fees for services related to the Offering, the investment and management of the Company's assets, the operations of the Company and the liquidation of the Company.
Note 2 - Summary of Significant Accounting Policies
Basis of Accounting
The accompanying condensed consolidated financial statements and related footnotes are unaudited and have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements.  The accompanying condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Realty Finance Operating Partnership, L.P. (the "OP") and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

cause actual results to differ materially. In the opinion of management, the interim data includes all adjustments, of a normal and recurring nature, necessary for a fair statement of the results for the periods presented. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2015.
Allowance for Loan Losses
The allowance for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through the loan loss provision on the Company's condensed consolidated statement of operations and is decreased by charge-offs when losses are confirmed through the receipt of assets, such as cash in a pre-foreclosure sale or upon ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased. The Company uses a uniform process for determining its allowance for loan losses. The allowance for loan losses includes a general, formula-based component and an asset-specific component.
General reserves are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. The Company currently estimates loss rates based on historical realized losses experienced in the industry and takes into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. The Company performs a comprehensive analysis of its loan portfolio and assigns risk ratings to loans that incorporate management's current judgments about their credit quality based on all known and relevant internal and external factors that may affect collectability. The Company considers, among other things, payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographic location as well as national and regional economic factors. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. Ratings range from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss.
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
The Company designates non-performing loans at such time as (i) loan payments become 90-days past due; (ii) the loan has a maturity default; or (iii) in the opinion of the Company, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan. Income recognition will be suspended when a loan is designated non-performing and resumed only when the suspended loan becomes contractually current and performance is demonstrated to have resumed. A loan will be written off when it is no longer realizable and legally discharged.
As of June 30, 2015 and December 31, 2014, the Company had 60 and 38 loan investments, respectively, all of which were current on their interest and scheduled principal payments. The Company had established a $0.8 million and $0.6 million allowance for loan losses as of June 30, 2015 and December 31, 2014, respectively. There were no specifically reserved loans in the portfolio as of June 30, 2015 and December 31, 2014.

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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

See Note 12 - Segment Reporting for further information regarding the Company's segments.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standard Board ("FASB") issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company does not engage in the sale of goods or services and as such the adoption of this standard did not have an impact on the Company's condensed consolidated financial statements.
In June 2014, the FASB issued Accounting Standards Update ("ASU") 2014-11 "Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures." ASU 2014-11 makes limited changes to the accounting for repurchase agreements, clarifies when repurchase agreements and securities lending transactions should be accounted for as secured borrowings and requires additional disclosures regarding these types of transactions. The Company has historically recorded repurchase arrangements as secured borrowings and as such the adoption of ASU 2014-11 did not have a material impact on the Company's condensed consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03 "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 simplifies the presentation of debt issuance costs by amending the accounting guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The amendments are consistent with the accounting guidance related to debt discounts. This guidance is effective for the first interim or annual period beginning after December 15, 2015. Early adoption is permitted, and the Company is currently assessing the impact of this guidance on its condensed consolidated financial statements.
Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans by class (in thousands):

	June 30, 2015	December 31, 2014
Senior loans	$538,678	$250,093
Mezzanine loans	244,208	191,863
Subordinated loans	10,000	15,498
Total gross carrying value of loans	792,886	457,454
Less: Allowance for loan losses	794	570
Total commercial mortgage loans	$792,092	$456,884

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The following table presents the activity in the Company's allowance for loan losses (in thousands):

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Beginning of period	$570	$—
Provision for loan losses	224	570
Charge-offs	—	—
Recoveries	—	—
End of period	$794	$570
As of June 30, 2015 and December 31, 2014, the Company's commercial mortgage loan portfolio was comprised of 60 and 38 loans in the following sectors (in thousands):

	June 30, 2015		December 31, 2014
Loan Type	Par Value	Percentage	Par Value	Percentage
Office	236,354	29.6%	217,480	47.1%
Hospitality	174,119	21.8%	74,566	16.2%
Retail	146,504	18.4%	45,513	9.9%
Multifamily	127,074	15.9%	22,957	5.0%
Mixed Use	95,767	12.0%	100,699	21.8%
Industrial	18,250	2.3%	—	—%
	$798,068	100.0%	$461,215	100.0%

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
All commercial mortgage loans are assigned an initial risk rating of 2. As of June 30, 2015 and December 31, 2014, the weighted average risk rating of loans was 1.9 and 2.0, respectively. As of June 30, 2015 and December 31, 2014, the Company did not have any loans that were past due on their payments, in non-accrual status or impaired.
For the six months ended June 30, 2015 and year ended December 31, 2014, the activity in the Company's loan portfolio was as follows (in thousands):

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Beginning balance	$456,884	$30,832
Acquisitions and originations	378,803	429,941
Dispositions	—	(3,580)
Principal repayments**	(43,877)	(136)
Discount accretion and premium amortization*	506	397
Provision for loan losses	(224)	(570)
Ending balance	$792,092	$456,884

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

________________________
* Includes amortization of capitalized acquisition fees and expenses.
** The $43,877 is inclusive of $8,511 paydown for which cash was not received as of June 30, 2015.
Note 4 - Real Estate Securities
The following is a summary of the Company's CMBS (in thousands):

		Weighted Average
	Number of Investments	Interest Rate	Maturity	Par Value	Fair Value
June 30, 2015	12	1M LIBOR + 3.498%	October 2017	$93,620	$93,234
December 31, 2014	8	1M LIBOR + 3.124%	November 2017	50,447	50,234
The Company classified its CMBS as available-for-sale as of June 30, 2015 and December 31, 2014. These investments are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income or loss. The following table shows the changes in fair value of the Company's CMBS (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2015	$93,543	$36	$(345)	$93,234
December 31, 2014	50,541	14	(321)	50,234
Note 5 - Debt
Repurchase Agreements - Commercial Mortgage Loans
The Company entered into repurchase facilities with JP Morgan Chase Bank, National Association (the "JPM Repo Facility") and Barclays Bank PLC (the "Barclays Repo Facility"). The JPM Repo Facility provides up to $250.0 million in advances through September 29, 2015, and then $150.0 million through maturity. The Barclays Repo Facility provides up to $170.0 million in advances through maturity. Both, the JPM Repo Facility and Barclays Repo Facility are subject to adjustment. The Company expects to use advances from the JPM Repo Facility and the Barclays Repo Facility to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participation interests therein. The initial maturity date of the JPM Repo Facility is June 18, 2016, with a one-year extension at the Company’s option, which may be exercised upon the satisfaction of certain conditions. The initial maturity date of the Barclays Repo Facility is September 3, 2015, with four six-month extensions at the Company’s option, which may be exercised upon the satisfaction of certain conditions.
As of June 30, 2015 and December 31, 2014, the Company had $156.2 million and $76.5 million outstanding under the JPM Repo Facility, respectively. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin between 2.25% to 4.50%, depending on the attributes of the purchased assets. As of June 30, 2015 and December 31, 2014, the weighted average interest rate on advances was 3.69% and 3.84%, respectively. During the six months ended June 30, 2015, the Company incurred $1.6 million of interest expense on average borrowings outstanding of $86.9 million compared to $24,693 of interest expense on average borrowings outstanding under the JPM Repo Facility of $1.1 million for the six months ended June 30, 2014.
As of June 30, 2015 and December 31, 2014, the Company had $166.7 million and $73.7 million outstanding under the Barclays Repo Facility, respectively. Advances under the Barclays Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin between 2.00% to 2.50%, depending on the attributes of the purchased assets. As of June 30, 2015 and December 31, 2014, the weighted average interest rate on advances was 2.22% and 2.16%, respectively. During the six months ended June 30, 2015, the Company incurred $1.4 million in interest expense on average borrowings outstanding under the Barclays Repo Facility of $122.7 million. The Company had not entered into the Barclays Repo Facility as of June 30, 2014.

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Repurchase Agreements - Real Estate Securities
The Company has entered into various Master Repurchase Agreements (the "MRAs") that allow the Company to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary. As of June 30, 2015 and December 31, 2014, the Company had entered into six MRAs, of which three were in use, see below (in thousands):

	Amount			Weighted Average
Counterparty	Outstanding	Accrued Interest	Collateral Pledged	Interest Rate	Days to Maturity
As of June 30, 2015
Citigroup Global Markets, Inc.	$16,859	$32	$22,408	1.81%	42
J.P. Morgan Securities LLC	36,910	18	48,387	1.50%	20
Wells Fargo Securities, LLC	3,741	2	4,988	1.54%	17
Total/Weighted Average	$57,510	$52	$75,783	1.59%	26

As of December 31, 2014
Citigroup Global Markets, Inc.	$4,010	$2	$5,015	1.46%	20
J.P. Morgan Securities LLC	18,528	8	23,843	1.44%	20
Wells Fargo Securities, LLC	3,731	2	4,975	1.52%	20
Total/Weighted Average	$26,269	$12	$33,833	1.46%	20
Note 6 - Net Income Per Share
The following table is a summary of the basic and diluted net income per share computation for the three and six months ended June 30, 2015 and 2014, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (in thousands)	$4,303	$585	$8,935	$811
Basic weighted average shares outstanding	22,036,590	4,251,401	19,671,251	3,144,815
Unvested restricted shares	4,067	5,584	4,289	4,842
Diluted weighted average shares outstanding	22,040,657	4,256,985	19,675,540	3,149,657
Basic net income per share	$0.20	$0.14	$0.45	$0.26
Diluted net income per share	$0.20	$0.14	$0.45	$0.26
Note 7 - Common Stock
As of June 30, 2015 and December 31, 2014, the Company had 24,386,800 and 15,472,192 shares of common stock outstanding, respectively, including shares issued pursuant to the DRIP and unvested restricted shares. As of June 30, 2015 and December 31, 2014, the Company had received total proceeds of approximately $605.9 million and $384.2 million, respectively, including shares issued pursuant to the DRIP and share-based compensation.
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

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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
On May 13, 2013, the Company's board of directors (the "Board") authorized, and the Company declared a distribution, which is calculated based on stockholders of record each day during the applicable period in an amount equal to $0.00565068493 per day. The Company's distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The Board may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distributions payments are not assured. The Company distributed approximately $18.7 million during the six months ended June 30, 2015, comprised of $10.7 million in cash and $8.0 million in shares of common stock issued under the DRIP. The Company distributed approximately $12.6 million during the year ended December 31, 2014, comprised of $7.6 million in cash and $5.0 million in shares of common stock issued under the DRIP.

Note 8 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of June 30, 2015 and December 31, 2014, the Company had the below unfunded commitments which will generally be funded to finance capital expenditures by the Company's borrowers.

Funding Expiration	June 30, 2015	December 31, 2014
2015	$—	$3,450
2016	890	26,701
2017	25,381	20,810
2018	67,466	7,169
2019	15,808	1,240
2020	—	4,175
	$109,545	$63,545
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.
Note 9 - Related Party Transactions and Arrangements
As of June 30, 2015 and December 31, 2014, an entity wholly-owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock and the Advisor owned 1,000 shares of the Company's convertible stock.

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
The table below shows the fees incurred from the Dealer Manager associated with the Offering during the three and six months ended June 30, 2015 and 2014, respectively, and the associated payable as of June 30, 2015 and December 31, 2014, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2015	2014	2015	2014	June 30, 2015	December 31, 2014
Total commissions and fees incurred from the Dealer Manager	$11,521	$6,976	$20,768	$10,827	$169	$119
The Advisor, its affiliates, entities under common control with the Advisor and the Dealer Manager receive compensation and reimbursement for services relating to the Offering.
An affiliate of the Company, RCS Advisory Services, LLC ("RCS"), is an entity under common control with the Sponsor.  RCS performs legal, compliance and marketing services for the Company.
An affiliate of the Company, American National Stock Transfer, LLC (the "Transfer Agent"), is an entity under common control with the Sponsor. The Transfer Agent provides the Company with transfer agent, registrar and supervisory services.
An affiliate of the Company, SK Research, LLC ("SK Research"), is an entity under common control with the Sponsor.  SK Research provides broker-dealers and financial advisors with the research, critical thinking and analytical resources necessary to evaluate the viability, utility and performance of investment programs.
The table below shows the compensation and reimbursement to the Advisor, its affiliates and, entities under common control with the Advisor and the Dealer Manager incurred for services relating to the Offering during the three and six months ended June 30, 2015 and 2014, respectively, and the associated payable as of June 30, 2015 and December 31, 2014, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2015	2014	2015	2014	June 30, 2015	December 31, 2014
Total compensation and reimbursement for services provided by the Advisor, its affiliates, entities under common control with the Advisor and the Dealer Manager	$1,886	$450	$3,848	$811	$483	$1,725
The payables as of June 30, 2015 and December 31, 2014 in the table above are included in "due to affiliate" on the Company's condensed consolidated balance sheets.
The Company is responsible for organizational and offering costs from the ongoing Offering, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds from its ongoing Offering of common stock, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor's responsibility. As of June 30, 2015, organizational and offering costs exceeded the 2.0% cap of gross proceeds received from the Offering by $0.1 million.

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Fees Paid in Connection with the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the principal amount funded by the Company to originate or acquire commercial mortgage loans and 1.0% of the anticipated net equity funded by the Company to acquire real estate securities. The Company reimburses the Advisor for expenses incurred by the Advisor on behalf of the Company related to selecting, evaluating, originating and acquiring investments in an amount up to 0.5% of the principal amount funded by the Company to originate or acquire commercial mortgage loans and up to 0.5% of the anticipated net equity funded by the Company to acquire real estate securities investments. In no event will the total of all acquisition fees and acquisition expenses exceed 4.5% of the principal amount funded with respect to the Company's total portfolio including subsequent fundings to investments in the Company's portfolio. During the six months ended June 30, 2015 and 2014, acquisition fees of $4.1 million and $1.1 million, respectively, have been recognized in the condensed consolidated statement of operations. In addition, over the same periods, the Company capitalized $1.7 million and $0.6 million, respectively, of acquisition expenses to the Company's condensed consolidated balance sheets, which will be amortized over the life of each investment using the effective interest method.
The Company pays the Advisor, or its affiliates, a monthly asset management fee equal to one-twelfth of 0.75% of the cost of the Company's assets. Commencing on the NAV pricing date, the asset management fee will be based on the lower of the cost of the Company's assets and the fair value of the Company's assets (fair value will consist of the market value of each portfolio investment as determined in accordance with the Company's valuation guidelines). During the six months ended June 30, 2015 and 2014, the Company incurred $0.5 million and $0 in asset management fees, respectively. Prior to June 17, 2015, the amount of the asset management fee was reduced to the extent that funds from operations as defined by the National Association of Real Estate Investment Trusts ("FFO"), as adjusted, during the six month period ending on the last day of the calendar quarter immediately preceding the date such asset management fee was payable, was less than distributions declared during the same period. For purposes of this determination, FFO, as adjusted, is FFO adjusted to (i) include acquisition fees and acquisition expenses; (ii) include non-cash restricted stock grant amortization, if any; and (iii) impairments and loan loss reserves on investments, if any (including commercial mortgage loans and other debt investments). FFO, as adjusted, is not the same as FFO.
The Company will pay the Advisor, or its affiliates, an annual subordinated performance fee calculated on the basis of total return to stockholders, payable monthly in arrears, such that for any year in which total return on stockholders’ capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return; provided that in no event will the annual subordinated performance fee payable to the Advisor exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the Company's return on stockholders’ capital exceeding 6.0% per annum. During the six months ended June 30, 2015 and 2014, the Company incurred an annual subordinated performance fee of $0.8 million and $0, respectively.
Effective June 1, 2013, the Company entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. The Company prepaid the cost of $0.9 million associated with this agreement and amortizes the cost over the estimated life of the Offering into "Other expenses" on the Company's condensed consolidated statement of operations. The unamortized cost associated with this agreement is included in "Prepaid expenses and other assets" on the Company's condensed consolidated balance sheet.
The table below depicts related party fees and reimbursements in connection with the operations of the Company for the three and six months ended June 30, 2015 and 2014 and the associated payable as of June 30, 2015 and December 31, 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2015	2014	2015	2014	June 30, 2015	December 31, 2014
Acquisition fees and acquisition expenses	$4,423	$1,295	$6,204	$1,692	$321	$—
Advisory and investment banking fee	14	135	28	271	—	—
Asset management and subordinated performance fee	974	—	1,336	—	1,638	191
Total related party fees and reimbursements	$5,411	$1,430	$7,568	$1,963	$1,959	$191
The payables as of June 30, 2015 and December 31, 2014 in the table above are included in "due to affiliate" on the Company's condensed consolidated balance sheets.

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. The Advisor permanently waived a portion of the acquisition fees and expenses earned on the acquisition of the Company's CMBS in the amount of $0.5 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively.
Subject to the limitations outlined below, the Company will reimburse the Advisor's cost of providing administrative services and personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or disposition fees. For the six months ended June 30, 2015 and 2014, no administrative costs of the Advisor were reimbursed for any period in connection with the operations of the Company.
The Advisor must pay any expenses in which the Company's total operating expenses as defined by North American Securities Administrators Association at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets or (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, unless a majority of the Company's independent directors determine the excess expenses were justified based on unusual and nonrecurring factors.
The Advisor at its election may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes. Any contributed capital amounts are not reimbursable to the Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares. The Advisor did not contribute capital to enhance the Company's cash position for working capital or distribution purposes during the six months ended June 30, 2015 or 2014.
Fees Paid in Connection with the Liquidation of Assets, Listing of the Company's Common Stock or Termination of the Advisory Agreement
The Company will pay a disposition fee of 1.0% of the contract sales price of each commercial mortgage loan or other investment sold, including CMBS or CDOs issued by a subsidiary of the Company as part of a securitization transaction. The Company will not be obligated to pay a disposition fee upon the maturity, prepayment, workout, modification or extension of commercial real estate debt unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, it will pay a disposition fee upon the sale of such property.
On December 30, 2014, the Company issued 1,000 convertible shares to the Advisor for $1.00 per share. The convertible shares issued to the Advisor will automatically convert to shares of the Company’s common stock upon the first to occur of any of the Triggering Events described in Note 7.
During the six months ended June 30, 2015 and 2014, no fees were paid in connection with the liquidation of assets, listing of the Company's common stock or termination of the advisory agreement.
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

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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
Real estate securities or CMBS, are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar real estate securities and the spreads used in the prior valuation. The Company obtains current market spread information where available and uses this information in evaluating and validating the market price of all real CMBS. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of June 30, 2015 and December 31, 2014, the Company received broker quotes on each CMBS investment used in determining the fair value. As of June 30, 2015 and December 31, 2014, the Company's CMBS investments have been classified as Level II due to the observable nature of many of the market inputs.
The following table presents the Company's financial instrument carried at fair value on a recurring basis in the condensed consolidated balance sheet by its level in the fair value hierarchy as of June 30, 2015 and December 31, 2014 (in thousands):

	Total	Level I	Level II	Level III
June 30, 2015
Real estate securities	$93,234	$—	$93,234	$—
Repurchase agreements - commercial mortgage loans	322,904	—	322,904	—
Repurchase agreements - real estate securities	57,510	—	57,510	—
December 31, 2014
Real estate securities	50,234	—	50,234	—
Repurchase agreements - commercial mortgage loans	150,169	—	150,169	—
Repurchase agreements - real estate securities	26,269	—	26,269	—
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between levels within fair value hierarchy during the six months ended June 30, 2015 and 2014.
The fair value of cash and cash equivalents and restricted cash measured using observable quoted market prices, or Level I inputs. The fair value of short-term financial instruments, such as accrued interest receivable, prepaid expenses and other assets, accounts payable and accrued expenses, distributions payable, interest payable and due to affiliate are approximated by their carrying value on the condensed consolidated balance sheets due to their short-term nature, and are measured using Level II inputs.
The fair values of the Company's remaining commercial mortgage loans, which are not reported at fair value on the condensed consolidated balance sheets are reported below as of June 30, 2015 and December 31, 2014 (in thousands):

	Level	Carrying Value	Fair Value
June 30, 2015	III	$792,886	$804,193
December 31, 2014	III	457,454	474,932

The fair value of the commercial mortgage loans is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments.   .
Note 11 - Offsetting Assets and Liabilities
The Company's condensed consolidated balance sheets used a gross presentation of repurchase agreements. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of June 30, 2015 and December 31, 2014, respectively (in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Repurchase Agreements	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2015
Commercial mortgage loans	$322,904	$—	$322,904	$556,816	$—	$—
Real estate securities	57,510	—	57,510	75,783	412	—

December 31, 2014
Commercial mortgage loans	150,169	—	150,169	301,704	—	—
Real estate securities	26,269	—	26,269	38,833	68	—
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

The following table represents the Company's operations by segment for the six months ended June 30, 2015 and 2014 (in thousands):

Six Months Ended June 30, 2015	Total	Real Estate Debt	Real Estate Securities
Interest income	$22,089	$21,018	$1,071
Interest expense	4,456	4,148	308
Net income	8,935	8,748	187
Total assets	906,683	811,682	95,001
Six Months Ended June 30, 2014
Interest income	2,956	2,810	146
Interest expense	92	49	43
Net income (loss)	811	891	(80)
Total assets	159,556	145,038	14,518
For the purposes of the table above, any expenses unallocable to specific segments have been allocated to the business segments using a percentage derived by using the sum of commercial mortgage loans, net and real estate securities, at fair value as the denominator and commercial mortgage loans, net and real estate securities, at fair value as the numerators.

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 13 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the condensed consolidated financial statements except for the following transactions:
Sales of Common Stock
As of July 31, 2015, the Company had 25,977,283 shares of common stock outstanding, including shares issued under the DRIP and unvested restricted shares and has raised total proceeds from the Offering as follows (in thousands):

Source of Capital	Inception to June 30, 2015	July 1, 2015 to July 31, 2015	Total
Common stock	$605,871	$37,753	$643,624
Distributions Paid
On July 1, 2015, the Company paid a distribution of $4.0 million to stockholders of record during the month of June 2015. Approximately $2.3 million of the distribution was paid in cash, while $1.7 million was used to purchase 73,165 shares through the DRIP.
Commercial Mortgage Loans
For the period from July 1, 2015 to July 31, 2015 the Company has originated and acquired commercial mortgage loans with a total par value of $96.5 million.
Sponsor Transactions
On August 6, 2015, AR Capital LLC (“ARC”), the parent of the Company’s sponsor, entered into a Transaction Agreement (the “Transaction Agreement”) with AMH Holdings (Cayman), L.P., a Cayman Islands exempted limited partnership (“AMH”), and an affiliate of Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”), and a newly formed entity, AR Global Investments, LLC, a Delaware limited liability company (“AR Global”). The Transaction Agreement provides that ARC will transfer to AR Global substantially all of the assets of its ongoing asset management business (including equity interests in its subsidiaries).  AMH will contribute money and other assets to AR Global.  Following the consummation of the transactions contemplated by the Transaction Agreement, AMH will hold a 60% interest in AR Global and ARC will hold a 40% interest in AR Global. The business and affairs of AR Global will be overseen by a board of managers comprised of ten members, six of which will be appointed by AMH and four of which will be appointed by ARC.  The Company’s advisor, property manager and sponsor are currently owned indirectly by ARC and following the Transactions will be owned indirectly by AR Global.
Also on August 6, 2015, RCS Capital Corporation (“RCS Capital”), the parent of the Company’s Dealer Manager and a company under common control with ARC, announced that it has entered into an agreement with an affiliate of Apollo to sell RCS Capital’s Wholesale Distribution division, including the Company’s Dealer Manager, and certain related entities (collectively, the "Transactions").  Upon completion of the transaction, the Company’s Dealer Manager will continue to operate as a stand-alone entity within AR Global. The current management team of the Company’s Dealer Manager, which is led by William E. Dwyer III, will continue to operate the day-to-day functions of the business.
The Transactions are subject to customary closing conditions and are expected to close in 2015. Upon consummation of the Transactions, the Company’s Advisor, Dealer Manager and Sponsor are expected to continue to serve in their respective capacities to the Company following the Transactions. The Company’s independent directors unanimously endorsed the Transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying condensed consolidated financial statements of the Company. the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission (the "SEC") on April 24, 2015, as amended by the Form 10-K/A filed with the SEC on April 29, 2015.
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
The forward-looking statements contained in this Quarterly Report on Form 10-Q may include, but are not limited to, statements as to:

•
our use of the proceeds of the offering for sale of a maximum of 80.0 million shares of common stock, $0.01 par value per share, on a reasonable best efforts basis, pursuant to a registration statement on Form S-11 (the "Offering");

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
Overview
We were incorporated in Maryland on November 15, 2012 and have conducted our operations to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. We are offering for sale a maximum of 80.0 million shares of common stock, $0.01 par value per share, on a reasonable best efforts basis, pursuant to a registration statement on Form S-11 filed with the SEC under the Securities Act of 1933, as amended (the "Securities Act"). The Offering also covers the offer and sale of up to approximately 16.8 million shares of common stock pursuant to a distribution reinvestment plan ( the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. On May 14, 2013, we commenced business operations after raising in excess of $2.0 million of equity in the Offering, the amount required for us to release equity proceeds from escrow.
Prior to the NAV pricing date (as described below), we are offering shares of our common stock in the primary offering through Realty Capital Securities, LLC (the "Dealer Manager"), at a per share price of up to $25.00 per share (including the maximum allowed to be charged for commissions and fees, subject to certain discounts as described in our prospectus). Prior to the NAV pricing date, we are offering shares of our common stock pursuant to our DRIP, at a price equal to $23.75 per share, which is 95% of the primary offering price. As of June 30, 2015, the aggregate gross proceeds from the sale of common stock in the Offering was $605.9 million based on a per share price of $25.00 (or $23.75 for shares issued under DRIP). Beginning with the NAV pricing date, the per share price for shares in our primary offering and our DRIP will vary quarterly and will be equal to our per share net asset value ("NAV"), as determined by our Advisor, divided by the number of shares of our common stock outstanding as of the end of the business day immediately preceding the day we make our quarterly periodic filing, plus, in the case of its primary offering, applicable commissions and fees. The NAV pricing date means the date on which we file our Quarterly Report on Form 10-Q (or our Annual Report on Form 10-K should such filing constitute the applicable quarterly financial filing) with the SEC pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") for the second full fiscal quarter following February 12, 2015, which is two years from the effective date of the Offering.
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
Significant Accounting Policies and Use of Estimates
A summary of our significant accounting policies is set forth in Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. A full disclosure of our significant accounting polices is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Portfolio
As of June 30, 2015 and December 31, 2014, our portfolio consisted of 60 and 38 loans (the "Loans") and 12 and eight investments in CMBS, respectively. The Loans had a total carrying value, net of reserve, of $792.1 million and $456.9 million, and our CMBS investments had a fair value of $93.2 million and $50.2 million as of June 30, 2015 and December 31, 2014, respectively. The increase in the size of our portfolio is due to investing capital received from the Offering and increased leverage arising from the Master Repurchase Agreements (“MRAs”) that we have entered into with JP Morgan Chase Bank, National Association (the “JPM Repo Facility”) and Barclays Bank PLC (the “Barclays Repo Facility”).We currently estimate loss rates based on historical realized losses experienced in the industry and take into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. We recorded a general allowance for loan losses as of June 30, 2015 and December 31, 2014 in the amount of $0.8 million and $0.6 million, respectively. There were no impaired or specifically reserved loans in the portfolio as of June 30, 2015 and December 31, 2014.
As of June 30, 2015 and December 31, 2014, our Loans had a weighted average coupon of 6.5% and 7.1%, and a weighted average life of 2.9 and 3.2 years, respectively. Our CMBS investments had a weighted average coupon of 3.7% and 3.3% and a remaining life of 2.3 and 1.8 years as of June 30, 2015 and December 31, 2014, respectively. The following charts summarize our portfolio as a percentage of par value, including CMBS, by the collateral type, geographical region and coupon rate type as of June 30, 2015 and December 31, 2014:

An investments region classification is defined according to the below map based on the location of investments secured property. The geographical region chart as of December 31, 2014 has been conformed to reflect current period presentation.

The following charts show the par value by maturity year for the investments in our portfolio as of June 30, 2015 and December 31, 2014.

The following table shows selected data from our commercial mortgage loans portfolio as of June 30, 2015 (in thousands):

Loan Type	Par Value	Carrying Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior 1	$11,582	$11,526	5.00% + 1M LIBOR	5.5%	70.0%
Senior 2	11,000	10,997	9.00% + 1M LIBOR	9.0%	70.0%
Senior 3	5,750	5,742	4.90% + 1M LIBOR	5.1%	80.0%
Senior 4	31,250	31,118	4.50% + 1M LIBOR	4.9%	75.0%
Senior 5	9,450	9,414	4.90% + 1M LIBOR	5.3%	70.0%
Senior 6	29,927	29,812	5.50% + 1M LIBOR	5.8%	55.3%
Senior 7	7,460	7,422	4.75% + 1M LIBOR	5.2%	78.0%
Senior 8	11,047	11,006	5.75% + 1M LIBOR	6.1%	60.0%
Senior 9	11,800	11,749	4.75% + 1M LIBOR	5.1%	79.4%
Senior 10	22,640	22,412	4.65% + 1M LIBOR	5.3%	80.0%
Senior 11	9,150	9,105	5.50% + 1M LIBOR	6.1%	75.0%
Senior 12	14,900	14,882	5.20% + 1M LIBOR	5.5%	75.0%
Senior 13	34,500	34,179	5.25% + 1M LIBOR	5.7%	75.0%
Senior 14	11,400	11,389	4.80% + 1M LIBOR	5.0%	75.0%
Senior 15	9,739	9,675	5.10% + 1M LIBOR	5.6%	75.0%
Senior 16	9,872	9,782	5.00% + 1M LIBOR	5.6%	75.0%
Senior 17	6,851	6,806	4.75% + 1M LIBOR	5.2%	78.3%
Senior 18	24,500	24,323	4.60% + 1M LIBOR	5.0%	65.0%
Senior 19	11,450	11,388	4.50% + 1M LIBOR	4.8%	74.8%
Senior 20	12,963	12,889	5.00% + 1M LIBOR	5.4%	76.7%
Senior 21	8,600	8,549	4.70% + 1M LIBOR	5.1%	68.8%
Senior 22	9,850	9,789	5.25% + 1M LIBOR	5.7%	80.0%
Senior 23	10,450	10,398	4.75% + 1M LIBOR	5.1%	75.0%
Senior 24	13,500	13,445	5.00% + 1M LIBOR	5.4%	78.0%
Senior 25	16,800	16,743	4.90% + 1M LIBOR	5.2%	74.0%
Senior 26	24,000	23,825	4.25% + 1M LIBOR	4.7%	79.7%
Senior 27	12,540	12,439	4.50% + 1M LIBOR	5.0%	76.0%
Senior 28	14,600	14,524	4.25% + 1M LIBOR	4.6%	65.0%
Senior 29	8,080	8,014	4.75% + 1M LIBOR	5.2%	76.0%
Senior 30	15,400	15,269	4.75% + 1M LIBOR	5.2%	75.0%
Senior 31	26,500	26,469	4.75% + 1M LIBOR	5.0%	67.4%

Loan Type	Par Value	Carrying Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior 32	18,350	18,146	4.75% + 1M LIBOR	5.3%	55.0%
Senior 33	8,500	8,420	4.65% + 1M LIBOR	5.2%	70.8%
Senior 34	18,250	18,117	4.25% + 1M LIBOR	4.7%	68.0%
Senior 35	17,560	17,474	4.20% + 1M LIBOR	4.6%	76.4%
Senior 36	10,350	10,269	5.50% + 1M LIBOR	6.0%	69.9%
Senior 37	11,250	11,171	5.30% + 1M LIBOR	5.8%	73.5%
Mezzanine 1	6,322	4,146	5.46%	12.7%	76.7%
Mezzanine 2	5,000	5,038	9.00%	8.7%	73.9%
Mezzanine 3	9,000	9,041	11.00% + 3M LIBOR	10.9%	77.9%
Mezzanine 4	5,000	5,068	11.00%	10.8%	63.6%
Mezzanine 5	4,000	4,055	12.00%	11.7%	74.5%
Mezzanine 6	3,000	3,018	11.00%	10.8%	81.8%
Mezzanine 7	11,000	11,019	7.05% + 1M LIBOR	7.0%	70.0%
Mezzanine 8	7,000	7,028	12.00%	11.9%	78.3%
Mezzanine 9	10,000	10,013	8.00% + 1M LIBOR	8.0%	80.0%
Mezzanine 10	1,963	1,972	13.00%	12.9%	85.0%
Mezzanine 11	3,480	3,496	9.50%	9.4%	84.5%
Mezzanine 12	7,000	6,974	10.50% + 1M LIBOR	11.0%	84.0%
Mezzanine 13	35,000	35,090	8.40% + 1M LIBOR	8.3%	70.1%
Mezzanine 14	5,000	5,016	7.50% + 1M LIBOR	7.4%	71.0%
Mezzanine 15	12,000	12,039	9.00% + 1M LIBOR	8.9%	74.2%
Mezzanine 16	25,042	25,150	7.25% + 1M LIBOR	7.0%	76.0%
Mezzanine 17	9,000	9,040	10.50%	10.4%	85.0%
Mezzanine 18	5,100	5,100	10.00% + 3M LIBOR	10.3%	79.5%
Mezzanine 19	10,000	9,471	10.00%	10.9%	79.0%
Mezzanine 20	15,000	15,085	11.00%	10.9%	80.0%
Mezzanine 21	45,000	45,000	10.00% + 1M LIBOR	10.2%	75.0%
Mezzanine 22	12,350	12,350	10.00% + 1M LIBOR	10.2%	74.0%
Subordinated 1	10,000	10,000	11.00%	11.0%	50.1%
Total/Weighted Average	$798,068	$792,886		6.7%	72.8%
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
Results of Operations
Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014
We conduct our business through the following segments:

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

Interest Income
Interest income for the three months ended June 30, 2015 and 2014 totaled $12.5 million and $2.0 million, respectively. The main driver in the increase in interest income was the increase in the size of our portfolio due to investing capital raised through the Offering. As of June 30, 2015, our Loans had a total carrying value of $792.9 million and our CMBS investments had a fair value of $93.2 million, while as of June 30, 2014, the Loans had a total carrying value of $141.7 million and our CMBS investments had a fair value of $14.5 million. However, the increase in interest income from the increase in the size of the portfolio was partially offset by the decrease in yield on our investments. During the three months ended June 30, 2015 the yield on the interest-earning assets decreased by 38 basis points compared to the three months ended June 30, 2014. We anticipate interest income will continue to grow as we continue to invest capital raised through the Offering.
Interest Expense
Interest expense for the three months ended June 30, 2015 increased to $2.5 million compared to $0.1 million for the three months ended June 30, 2014, primarily due to the increase in borrowings. During the three months ended June 30, 2015 and 2014, we had average borrowings outstanding of $300.2 million and $18.3 million, respectively. In addition, interest expense increased due to the 181 basis point increase in the yield on interest-bearing liabilities during the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The increase in yield was primarily due to borrowing more on our repurchase agreements for Loans compared to CMBS. During the three months ended June 30, 2015 and June 30, 2014, our borrowings under repurchase agreements for our Loans was 84% and 57% of our overall borrowings, respectively. We anticipate continued utilization of leverage as we grow the portfolio during the Offering and as additional sources of leverage become available.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,
	2015			2014
	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$676,329	$11,822	7.0%	$98,294	$1,870	7.6%
Real estate securities	76,043	662	3.5%	14,509	109	3.0%
Total	752,372	12,484	6.6%	112,803	1,979	7.0%
Interest-bearing liabilities:
Repurchase Agreements - Loans	252,606	2,344	3.7%	10,500	39	1.5%
Repurchase Agreements - Securities	47,622	179	1.5%	7,801	32	1.6%
Total	300,228	2,523	3.4%	18,301	71	1.6%
Net interest income/spread		9,961	3.2%		$1,908	5.4%
Average stockholders' equity	463,922			94,097
Debt to equity ratio(5)	64.7%			19.4%
Weighted average return on equity(6)			8.7%			8.0%
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

Expenses from Operations
Expenses from operations for the three months ended June 30, 2015 and 2014 were made up of the following (in thousands):

	Three Months Ended June 30,
	2015	2014
Acquisition fees	$3,149	$864
Asset management and subordinated performance fee	974	—
Professional fees	1,040	78
Other expenses	415	327
Loan loss provision	80	41
Total expenses from operations	$5,658	$1,310
Our expenses from operations were primarily related to asset acquisition fees which will continue to trend parallel with the rate of our originations and acquisitions. During the three months ended June 30, 2015, we originated and acquired Loans and CMBS with a par value of $263.7 million and $35.5 million, and in conjunction with these transactions we expensed $3.1 million of acquisition fees, compared to originating and acquiring loans with a par value of $86.6 million and expensing $0.9 million during the three months ended June 30, 2014. Another driver of the increase in expenses during the three months ended June 30, 2015 compared to June 30, 2014, was an increase in professional fees. During the three months ended June 30, 2015, and 2014, we incurred legal fees of approximately $0.6 million and $0.1 million, respectively. Additionally, during the three months ended June 30, 2015 we incurred asset management and subordinated performance fees of $1.0 million. We did not incur any asset management and subordinated performance fees during the three months ended June 30, 2014.
Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014
Interest Income
Interest income for the six months ended June 30, 2015 and 2014 totaled $22.1 million and $3.0 million, respectively. The main driver in the increase in interest income was the increase in the size of our portfolio due to investing capital raised through the Offering. As of June 30, 2015 the Loans had a total carrying value of $792.9 million and our CMBS investments had a fair value of $93.2 million, while as of June 30, 2014, the Loans had a total carrying value of $141.7 million and our CMBS investments had a fair value of $14.5 million. However, the increase in interest income from the increase in the size of the portfolio was partially offset by the decrease in yield on our investments. During the six months ended June 30, 2015 the yield on the interest-earning assets decreased by 19 basis points compared to the six months ended June 30, 2014. We anticipate interest income will continue to grow as we continue to invest capital raised through the Offering.
Interest Expense
Interest expense for the six months ended June 30, 2015 increased to $4.5 million compared to $0.1 million for the six months ended June 30, 2014, primarily due to the increase in borrowings. During the six months ended June 30, 2015 and 2014, we had average borrowings outstanding of $259.0 million and $14.6 million, respectively. In addition, interest expense increased due to the 218 basis point increase in the yield on interest-bearing liabilities during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The increase in yield was primarily due to borrowing more on our repurchase agreements for Loans, including our mezzanine Loans which have a borrowing spread of LIBOR plus 4.50%. We anticipate continued utilization of leverage as we grow the portfolio during the Offering and as additional sources of leverage become available.

The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the six months ended June 30, 2015 and 2014 (dollars in thousands):

	Six Months Ended June 30,
	2015			2014
	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$603,370	$21,018	7.0%	$75,807	$2,810	7.4%
Real estate securities	67,511	1,071	3.2%	11,341	146	2.6%
Total	670,881	22,089	6.6%	87,148	2,956	6.8%
Interest-bearing liabilities:
Repurchase Agreements - Loans	218,460	4,148	3.8%	10,768	49	0.9%
Repurchase Agreements - Securities	40,504	308	1.5%	3,867	43	2.2%
Total	258,964	4,456	3.4%	14,635	92	1.3%
Net interest income/spread		17,633	3.2%		$2,864	5.5%
Average stockholders' equity	419,497			71,404
Debt to equity ratio(5)	61.7%			20.5%
Weighted average return on equity(6)			8.6%			7.9%
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

Expenses from Operations
Expenses from operations for the six months ended June 30, 2015 and 2014 were made up of the following (in thousands):

	Six Months Ended June 30,
	2015	2014
Acquisition fees	$4,181	$1,122
Asset management and subordinated performance fee	1,336	—
Professional fees	2,419	191
Other expenses	538	571
Loan loss provision	224	128
Total expenses from operations	$8,698	$2,012
Our expenses from operations were primarily related to acquisition fees which will continue to trend parallel with the rate of our originations and acquisitions. During the six months ended June 30, 2015, we originated and acquired Loans and CMBS with a par value of $424.2 million, and in conjunction with these transactions we expensed $4.2 million of acquisition fees compared to the six months ended June 30, 2014 during which we originated and acquired loans and CMBS with a par value of $120.1 million and expensed $1.1 million. Another driver of the increase in expenses during the six months ended June 30, 2015 compared to June 30, 2014, was an increase in professional fees. During the six months ended June 30, 2015, we incurred approximately $1.4 million in audit fees. Additionally, during the six months ended June 30, 2015 we incurred asset management and subordinated performance fees of $1.3 million. We did not incur any asset management and subordinated performance fees during the six months ended June 30, 2014.

Non-GAAP Financial Measures
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT") and the Investment Program Association ("IPA") industry trade groups, have each promulgated measures respectively known as funds from operations ("FFO") and modified funds from operations ("MFFO"), which we believe to be appropriate supplemental measures to reflect the operating performance of a REIT. The use of FFO and MFFO is recommended by the REIT industry as supplemental performance measures. FFO and MFFO are not equivalents to our net income or loss as determined under generally accepted accounting principles ("GAAP").
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
Publicly registered, non-listed REITs typically operate differently from exchange traded REITs because they generally have a limited life followed by a liquidity event or other targeted exit strategy. Non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation as compared to later years when the proceeds from their continuous public offering have been fully invested and when the company is seeking to implement a liquidity event or other exit strategy. However, it is likely that we will make investments past the acquisition stage, albeit at a substantially lower level.
The origination and acquisition of debt investments is a key operating feature of our business plan that results in the generation of income and cash flows in order to make distributions to stockholders. Acquisition fees paid to our Advisor and acquisition expenses reimbursed to our Advisor in connection with the origination and acquisition of debt investments are evaluated in accordance with GAAP to determine if they should be expensed in the period incurred or capitalized and amortized over the life of the investment. Acquisition fees and acquisition expenses that are deemed to be expensed in the period incurred are included in the computation of net income or loss from operations. The amortization of acquisition fees and acquisition expenses that are able to be capitalized are included in the computation of net income or loss from operations. All such acquisition fees and acquisition expenses are paid in cash when incurred that would otherwise be available to distribute to our stockholders. In the event that proceeds from the Offering are not sufficient to fund the payment of acquisition fees and the reimbursement of acquisition expenses to our Advisor, such fees and expenses would be paid from other sources, including financings, operating cash flow, net proceeds from the sale of investments or from other cash flows. We believe that acquisition fees and acquisition expenses incurred by us negatively impact our operating performance during the period in which such investments are originated or acquired by reducing cash flows and therefore the potential distributions to stockholders. However, we only add back acquisition fees and acquisition expenses reflected in net income or loss from operations in the current period.
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
MFFO is a metric used by management to evaluate our performance against other non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter and is not intended to be used as a liquidity measure. Although management uses the MFFO metric to evaluate future operating performance, this metric excludes certain key operating items and other adjustments that may affect our overall operating performance. MFFO is not equivalent to net income or loss as determined under GAAP. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors.
We believe that FFO provides useful context for understanding MFFO, and we believe that MFFO is a useful non-GAAP measure for non-listed REITs. It is helpful to management and stockholders in assessing our future operating performance once our organization and offering and acquisition and development stages are complete, because it eliminates from net income non-cash fair value adjustments on our real estate securities and acquisition fees and acquisition expenses that are incurred as part of our investment activities. However, MFFO may not be a useful measure of our operating performance or as a comparable measure to other typical non-listed REITs if we do not continue to operate in a similar manner to other non-listed REITs, including if we were to extend our acquisition and development stage or if we determined not to pursue an exit strategy.
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
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.
The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Funds From Operations:
Net income	$4,303	$585	$8,935	$811
Funds from operations	$4,303	$585	$8,935	$811
Modified Funds From Operations:
Funds from operations	$4,303	$585	$8,935	$811
Amortization of premiums, discounts and fees on investments, net	(319)	(50)	(508)	(102)
Acquisition fees and acquisition expenses (1)	3,149	864	4,181	1,122
Loan loss provision	80	41	224	128
Modified funds from operations	$7,213	$1,440	$12,832	$1,959
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
Loan Repo Facilities
We entered into the JPM Repo Facility with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $250.0 million in advances, subject to adjustment, which we expect to use to finance the acquisition or origination of eligible loans, including first mortgage loans, junior mortgage loans, mezzanine loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 2.25% to 4.50%, depending on the attributes of the purchased assets. On September 29, 2015, the JPM Repo Facility reduces to $150.0 million in advances. The initial maturity date of the JPM Repo Facility is June 18, 2016, with a one-year extension at our option, which may be exercised upon the satisfaction of certain conditions. As of June 30, 2015 and December 31, 2014, there was $156.2 million and $76.5 million of principal outstanding on the JPM Repo Facility, respectively.
We entered into the Barclays Repo Facility with Barclays Bank PLC. The Barclays Repo Facility provides up to $170.0 million in advances, subject to adjustment, which we expect to use to finance the acquisition or origination of eligible loans, including first mortgage loans, junior mortgage loans, mezzanine loans and participation interests therein. Advances under the Barclays Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 2.00% to 2.50%, depending on the attributes of the purchased assets. The initial maturity date of the Barclays Repo Facility is September 3, 2015, with four six-month extensions at our option, which may be exercised upon the satisfaction of certain conditions. As of June 30, 2015 and December 31, 2014, we had $166.7 million and $73.7 million outstanding under the Barclays Repo Facility, respectively.
CMBS Master Repurchase Agreements
We entered into various MRAs that allow us to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary. As of June 30, 2015 and December 31, 2014, we entered into six MRAs, of which three were in use, described below (in thousands):

	Amount			Weighted Average
Counterparty	Outstanding	Accrued Interest	Collateral Pledged	Interest Rate	Days to Maturity
As of June 30, 2015
Citigroup Global Markets, Inc.	$16,859	$32	$22,408	1.81%	42
J.P. Morgan Securities LLC	36,910	18	48,387	1.50%	20
Wells Fargo Securities, LLC	3,741	2	4,988	1.54%	17
Total/Weighted Average	$57,510	$52	$75,783	1.59%	26

As of December 31, 2014
Citigroup Global Markets, Inc.	$4,010	$2	$5,015	1.46%	20
J.P. Morgan Securities LLC	18,528	8	23,843	1.44%	20
Wells Fargo Securities, LLC	3,731	2	4,975	1.52%	20
Total/Weighted Average	$26,269	$12	$33,833	1.46%	20
We expect to use additional debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total ‘‘net assets’’ (as defined by the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the North American Securities Administrators ("NASAA") Statement of Policy regarding REITs (the "REIT Guidelines"). However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions.
In addition to our current mix of financing sources, we may also access additional forms of financings, including credit facilities, securitizations and public and private, secured and unsecured debt issuances by us or our subsidiaries.
Distributions
Beginning in May 2013, our board of directors has authorized, and we have declared, a monthly distribution calculated based on stockholders of record each day during the applicable period at a rate of $0.00565068493 per day based on a price of $25.00 per share of common stock. The distributions will be payable by the fifth day following the end of each month to stockholders of record at the close of business each day during the prior month.
The below table shows the distributions paid on shares outstanding during the six months ended June 30, 2015 and year ended December 31, 2014 (in thousands, except share data):

Six Months Ended June 30, 2015 Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2015	16,006,444	$1,512	$1,109
February 2, 2015	17,192,513	1,618	1,182
March 2, 2015	18,644,610	1,568	1,153
April 1, 2015	20,351,218	1,873	1,395
May 1, 2015	22,083,331	1,972	1,478
June 1, 2015	23,685,998	2,216	1,657
Total		$10,759	$7,974

Year Ended December 31, 2014 Payment Date	Weighted Average Shares Outstanding (1)	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2014	1,219,825	$141	$74
February 3, 2014	1,463,829	171	85
March 3, 2014	1,979,935	213	106
April 1, 2014	2,644,003	305	163
May 1, 2014	3,277,803	353	206
June 2, 2014	4,126,746	452	282
July 2, 2014	5,372,322	571	356
August 2, 2014	6,956,879	759	485
September 2, 2014	8,925,637	951	628
October 2, 2014	10,575,893	1,073	736
November 2, 2014	12,253,800	1,249	905
December 1, 2014	13,880,235	1,354	1,001
Total		$7,592	$5,027
________________________
(1) Represents the weighted average shares outstanding for the period related to the respective payment date.
The following table shows the sources for the payment of distributions to common stockholders for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Distributions:
Cash distributions paid	$6,062		$1,108		$10,759		$1,631
Distributions reinvested	4,529		651		7,974		916
Total distributions	$10,591		$1,759		$18,733		$2,547
Source of distribution coverage:
Cash flows provided by operations	$5,052	47.6%	$1,108	63.0%	$10,310	55.0%	$1,314	51.6%
Proceeds from issuance of common stock	1,010	9.5%	—	—%	449	2.4%	317	12.4%
Common stock issued under DRIP	4,529	42.8%	651	37.0%	7,974	42.6%	916	36.0%
Total sources of distributions	$10,591	99.9%	$1,759	100.0%	$18,733	100.0%	$2,547	100.0%
Cash flows provided by operations (GAAP)	$5,052		$1,123		$10,310		$1,225
Net income (GAAP)	$4,303		$585		$8,935		$811
The following table compares cumulative distributions paid to cumulative net income (in accordance with GAAP) for the period from November 15, 2012 (date of inception) through June 30, 2015 (in thousands):

For the Period from November 15, 2012 (date of inception) to June 30, 2015
Distributions paid:
Common stockholders in cash	$18,638
Common stockholders pursuant to DRIP	13,189
Total distributions paid	$31,827
Reconciliation of net income:
Net interest income	$31,646
Gain on sale	112
Acquisition fees	(8,567)
Other operating expenses	(8,755)
Net income (GAAP)	$14,436
Cash flows provided by operations	$13,771

Cash Flows
Cash Flows for the Six Months Ended June 30, 2015
Net cash provided by operating activities for the six months ended June 30, 2015 was $10.3 million. Cash inflows were primarily driven by net interest income of $17.6 million, but were partially offset by cash outflows of $4.2 million mainly for acquisition fees.
Net cash used in investing activities for the six months ended June 30, 2015 was $386.4 million. Cash outflows were driven by originations and acquisitions with $378.8 million and $43.3 million of investment in 24 new Loans and four new CMBS positions, respectively, partially offset by principal repayments of approximately $35.7 million.
Net cash provided by financing activities for the six months ended June 30, 2015 was $381.2 million. Cash inflows were primarily driven by the $214.4 million from the issuance of common stock, $172.7 million from net borrowings on the JPM Repo Facility and the Barclays Repo Facility and $31.2 million from net borrowings on our CMBS MRAs which were partially offset by the payment of $24.7 million of offering costs.
Cash Flows for the Six Months Ended June 30, 2014
Net cash provided by operating activities for the six months ended June 30, 2014 was $1.2 million. Cash inflows were primarily driven by our net income of $0.8 million. These cash inflows were offset by cash outflows that consisted of an increase in accounts receivable and prepaid expenses of $0.8 million.
Net cash used in investing activities for the six months ended June 30, 2014 was $120.2 million. Cash outflows were primarily driven by originations and acquisitions with $110.8 million and $9.5 million representing our investment in 11 new Loans and two new CMBS positions, respectively. These cash outflows were minimally offset by $0.1 million of principal collections on our amortizing investment positions.
Net cash provided by financing activities for the six months ended June 30, 2014 was $118.9 million. The level of cash provided by financing activities was mainly driven by sales our common stock during the period of $112.9 million.
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
Asset Management Fee
Our Advisor, or its affiliates, receives an annual asset management fee equal to 0.75% of the cost of our assets. Commencing on the NAV Pricing Date, the asset management fee will be based on the lower of 0.75% of the cost of our assets and 0.75% of the fair value of our assets (fair value will consist of the market value of each portfolio investment as determined in accordance with our valuation guidelines). This fee will be paid monthly in arrears, based on assets held by us during the measurement period adjusted for the appropriate closing dates for individual investments. Prior to June 17, 2015, the amount of the asset management fee was reduced to the extent that FFO, as adjusted, during the six month period ending on the last day of the calendar quarter immediately preceding the date such asset management fee was payable, was less than distributions declared during the same period. For purposes of this determination, FFO, as adjusted, is FFO adjusted to (i) include acquisition fees and acquisition expenses; (ii) include non-cash restricted stock grant amortization, if any; and (iii) include impairments and loan loss reserves on investments, if any (including commercial mortgage loans and other debt investments). FFO, as adjusted, is not the same as FFO.
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
An affiliate of the Company, American National Stock Transfer, LLC (the "Transfer Agent"), an entity under common control with the Sponsor. The Transfer Agent provides the Company with transfer agent, registrar and supervisory services.
An affiliate of the Company, SK Research, LLC ("SK Research"), is an entity under common control with the Sponsor.  SK Research provides broker-dealers and financial advisors with the research, critical thinking and analytical resources necessary to evaluate the viability, utility and performance of investment programs.
Total Costs Incurred Due to Related Party Arrangements
The table below shows the costs incurred due to related party arrangements during the three and six months ended June 30, 2015 and 2014 and the associated payable as of June 30, 2015 and December 31, 2014 (in thousands). See Note 9 - Related Party Transactions and Arrangements for further detail.

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2015	2014	2015	2014	June 30, 2015	December 31, 2014
Total commissions and fees incurred from the Dealer Manager in connection with the offering	$11,521	$6,976	$20,768	$10,827	$169	$119
Total compensation and reimbursement for services provided by the Advisor, its affiliates, entities under common control with the Advisor and the Dealer Manager	1,886	450	3,848	811	483	1,725
Acquisition fees and related expense reimbursements in connection with operations	4,423	1,295	6,204	1,692	321	—
Advisory and investment banking fee	14	135	28	271	—	—
Asset management and subordinated performance fee	974	—	1,336	—	1,638	191
Total	$18,818	$8,856	$32,184	$13,601	$2,611	$2,035
The payables as of June 30, 2015 and December 31, 2014 in the table above are included in due to affiliates on our condensed consolidated balance sheets.
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
As of June 30, 2015 and December 31, 2014, our portfolio included 58 and 35 variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity (in thousands):

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	June 30, 2015	December 31, 2014
(-) 25 Basis Points (1)	(0.65)%	(0.47)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	4.59%	4.61%
(+) 100 Basis Points	9.27%	9.22%
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
Changes in Internal Controls Over Financial Reporting
During the three months ended June 30, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the three months ended June 30, 2015.
On February 12, 2013, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-186111) filed under the Securities Act, and we commenced the Offering on a "reasonable best efforts" basis of up to 80.0 million shares of common stock. The Registration Statement also registers approximately 16.8 million shares of common stock pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of June 30, 2015, we have issued 24,386,800 shares of our common stock, including shares issued pursuant to the DRIP, and have raised $605.9 million of offering proceeds, including shares pursuant to the DRIP and share-based compensation. On January 5, 2015, our board of directors approved the extension of the Offering to February 12, 2016, provided that the Offering will be terminated if all 80.0 million shares of common stock are sold before such date.
The following table reflects the offering costs associated with the issuance of common stock (in thousands):

As of June 30, 2015
Selling commissions and dealer manager fees	$56,662
Other offering expenses	11,997
Total offering expenses	$68,659
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers.
We are responsible for the organizational and offering costs of the Offering, excluding commissions and dealer manager fees, up to a maximum of 2.0% of the gross proceeds received from the Offering, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor's responsibility. As of June 30, 2015, organizational and offering costs exceeded the 2.0% cap of gross proceeds received from the Offering by $0.1 million.
As of June 30, 2015, our net offering proceeds, including shares issued pursuant to the DRIP and share-based compensation, were approximately $537.2 million, after deducting the total offering expenses outlined above. We used the net proceeds from the Offering and other financing sources to originate and acquire 60 Loans with a total carrying value of $792.9 million and twelve investments in CMBS with a fair value of $93.2 million as of June 30, 2015.
Issuer Purchases of Equity Securities
Share Repurchase Program
Our board of directors has adopted a Share Repurchase Program ("SRP") that enables stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below.
Prior to the NAV pricing date, and unless the shares are being repurchased in connection with a stockholder's death or disability, the repurchase price per share depends on the length of time investors have held such shares as follows: after one year from the purchase date - the lower of $23.13 or 92.5% of the amount they actually paid for each share; after two years from the purchase date - the lower of $23.75 or 95.0% of the amount they actually paid for each share; after three years from the purchase date - the lower of $24.38 or 97.5% of the amount they actually paid for each share; and after four years from the purchase date - the lower of $25.00 or 100% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations). Beginning with the NAV pricing date, there is no minimum holding period for shares of our common stock, and the repurchase price for shares under our SRP will be based on our NAV per share rather than the price actually paid by the stockholder. Shares repurchased in connection with the death or disability of a stockholder during the Offering will be repurchased at the price actually paid for the shares. If the Offering has terminated, shares repurchased in connection with the death or disability of a stockholder will be repurchased at the greater of the price actually paid for the shares or our then-current NAV per share.

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
The following table reflects the number of shares repurchased under the SRP cumulatively through June 30, 2015:

	Number of Requests	Number of Shares Repurchased (1)	Average Price per Share
Cumulative repurchases as of December 31, 2014	10	20,755	$24.01
January 1 - January 31, 2015	—	—	—
February 1 - February 28, 2015	—	—	—
March 31 - March 31, 2015	7	5,752	24.97
April 1 - April 30, 2015	—	—	—
May 1 - May 31, 2015	—	—	—
June 1 - June 30, 2015	23	47,005	24.38
Cumulative repurchases as of June 30, 2015	40	73,512	$24.32
________________
(1) Repurchases under the SRP are limited as described above
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.15(2)	Second Amendment to the Amended and Restated Advisory Agreement, dated June 23, 2015, by and among the Company, the Advisor and the OP.
10.3(1)	First Amendment to the Amended and Restated Advisory Agreement, dated April 24, 2015, by and among the Company, the Advisor and the OP.
10.16(3)	Amended No.1 to the Master Repurchase Agreement, dated June 24, 2015, by and between RFT, JPM Loan, LLC and JP Morgan Chase Bank, National Association.
10.17(3)	Indemnification Agreement by and between the Company and Donald R. Ramon.
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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Realty Finance Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to the Condensed Consolidated Financial Statements.

____________________________________________
* Filed herewith.
(1) Filed as an exhibit to our annual report on Form 10-K filed with the SEC on April 24, 2015.
(2) Filed as an exhibit to our current report on Form 8-K filed with the SEC on June 23, 2015.
(3) Filed as an exhibit to Pre-Effective Amendment No.1 to Post-Effective Amendment No.12 to our Registration Statement on Form S-11 filed with the SEC on July 8, 2015.

REALTY FINANCE TRUST, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY FINANCE TRUST, INC.

Dated: August 10, 2015	By: /s/ Peter M. Budko Name: Peter M. Budko Title: Chief Executive Officer (Principal Executive Officer)

Dated: August 10, 2015	By: /s/ Donald R. Ramon Name: Donald R. Ramon Title: Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)