Form 10-Q
period 2015-09-30
Realty Finance Trust, Inc.
filed 2015-11-12
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2015
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of October 31, 2015 was 30,416,283.

i

PART I
Item 1. Condensed Consolidated Financial Statements.

REALTY FINANCE TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Cash and cash equivalents	$13,504	$386
Restricted cash	1,407	68
Commercial mortgage loans, held for investment, net of allowance for loan losses of $872 and $570	938,832	456,884
Real estate securities, available for sale, at fair value	100,959	50,234
Accrued interest receivable	5,510	2,866
Prepaid expenses and other assets	4,200	3,782
Total assets	$1,064,412	$514,220
LIABILITIES AND STOCKHOLDERS' EQUITY
Repurchase agreements - commercial mortgage loans	$376,090	$150,169
Repurchase agreements - real estate securities	72,597	26,269
Interest payable	536	232
Distributions payable	4,767	2,623
Accounts payable and accrued expenses	2,055	2,385
Due to affiliate	3,903	2,035
Total liabilities	459,948	183,713
Commitment and Contingencies (See Note 8)
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Convertible stock; $0.01 par value, 1,000 shares authorized, issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1	1
Common stock, $0.01 par value, 949,999,000 shares authorized, 28,753,520 and 15,472,192 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	288	155
Additional paid-in capital	633,350	340,874
Accumulated other comprehensive loss	(1,317)	(307)
Accumulated deficit	(27,858)	(10,216)
Total stockholders' equity	604,464	330,507
Total liabilities and stockholders' equity	$1,064,412	$514,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REALTY FINANCE TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Income:
Interest income	$16,252	$4,558	$38,341	$7,514
Less: Interest expense	3,469	711	7,925	803
Net interest income	12,783	3,847	30,416	6,711
Expenses:
Asset management and subordinated performance fee	2,405	414	3,741	414
Acquisition fees and expenses	1,777	1,772	5,958	2,894
Professional fees	659	371	3,136	562
Other expenses	439	132	919	704
Loan loss provision	78	174	302	302
Total expenses	5,358	2,863	14,056	4,876
Income before income taxes	7,425	984	16,360	1,835
Income tax provision	—	33	—	74
Net income	$7,425	$951	$16,360	$1,761

Basic net income per share	$0.28	$0.11	$0.74	$0.35
Diluted net income per share	$0.28	$0.11	$0.74	$0.35
Basic weighted average shares outstanding	26,684,913	8,791,796	22,035,227	5,047,827
Diluted weighted average shares outstanding	26,690,964	8,799,886	22,040,110	5,053,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REALTY FINANCE TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$7,425	$951	$16,360	$1,761
Unrealized loss on real estate securities	(1,008)	(24)	(1,010)	(4)
Comprehensive income	$6,417	$927	$15,350	$1,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REALTY FINANCE TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except for share data)
(Unaudited)

	Convertible Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2014	1,000	$1	15,472,192	$155	$340,874	$(307)	$(10,216)	$330,507
Issuance of common stock	—	—	12,790,819	128	318,361		—	318,489
Common stock repurchases	—	—	(86,437)	(1)	(2,098)	—	—	(2,099)
Net income	—	—	—	—	—	—	16,360	16,360
Distributions declared	—	—	—	—	—	—	(34,002)	(34,002)
Common stock issued through distribution reinvestment plan	—	—	574,280	6	13,637	—	—	13,643
Share-based compensation	—	—	2,666	—	24	—	—	24
Common stock offering costs, commissions and dealer manager fees	—	—	—	—	(37,448)	—	—	(37,448)
Other comprehensive income	—	—	—	—	—	(1,010)	—	(1,010)
Balance, September 30, 2015	1,000	$1	28,753,520	$288	$633,350	$(1,317)	$(27,858)	$604,464

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REALTY FINANCE TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$16,360	$1,761
Adjustments to reconcile net income to net cash provided by operating activities:
Discount accretion and premium amortization, net	(877)	(229)
Accretion of loan exit fees	(603)	(53)
Amortization of deferred financing costs	1,872	170
Share-based compensation	24	20
Loan loss provision	302	302
Changes in assets and liabilities:
Accrued interest receivable	(2,041)	(1,686)
Prepaid expenses and other assets	(416)	(97)
Accounts payable and accrued expenses	519	877
Due to affiliate	1,353	—
Interest payable	304	95
Net cash provided by operating activities	$16,797	$1,160
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans	$(526,919)	$(282,563)
Purchase of real estate securities	(53,304)	(33,581)
Principal repayments received on commercial mortgage loans	45,542	103
Principal repayments received on real estate securities	1,573	—
Net cash used in investing activities	$(533,108)	$(316,041)
Cash flows from financing activities:
Proceeds from issuances of common stock	$316,614	$243,978
Common stock repurchases	(2,899)	—
Payments of offering costs and fees related to common stock issuances	(36,981)	(25,500)
Borrowings on revolving line of credit with affiliate	—	5,550
Repayments of revolving line of credit with affiliate	—	(12,855)
Borrowings on repurchase agreements - commercial mortgage loans	244,178	87,292
Repayments of repurchase agreements - commercial mortgage loans	(18,257)	—
Borrowings on repurchase agreements - real estate securities	50,274	23,572
Repayments of repurchase agreements - real estate securities	(3,946)	(10)
Increase in restricted cash related to financing activities	(1,339)	—
Repayments to affiliate	—	(1,078)
Payments of deferred financing costs	—	(2,189)
Distributions paid	(18,215)	(3,909)
Net cash provided by financing activities	$529,429	$314,851
Net change in cash	$13,118	$(30)
Cash, beginning of period	386	178
Cash, end of period	$13,504	$148

REALTY FINANCE TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Supplemental disclosures of cash flow information:
Interest paid	$5,749	$537
Supplemental disclosures of non-cash flow information:
Distributions payable	$4,767	$1,078
Common stock issued through distribution reinvestment plan	13,643	2,385
Receivable for common stock issued	3,065	2,283

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 1 - Organization and Business Operations
Realty Finance Trust, Inc. (the "Company") was incorporated in Maryland on November 15, 2012 and has conducted its operations to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the filing of its tax return for the taxable year ended December 31, 2013. The Company is offering for sale a maximum of 80.0 million shares of common stock, $0.01 par value per share, on a reasonable best efforts basis, pursuant to a registration statement on Form S-11 (the "Offering") filed with the U.S. Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended (the "Securities Act"). The Offering also covers the offer and sale of up to 16.8 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock. On May 14, 2013, the Company commenced business operations after raising in excess of $2.0 million of equity in the Offering, the amount required for the Company to release equity proceeds from escrow.
Prior to the NAV pricing date (as described below), the Company has offered shares of its common stock in the primary offering through Realty Capital Securities, LLC (the "Dealer Manager") at a share price of up to $25.00 per share (including the maximum allowed to be charged for commissions and fees, subject to certain discounts as described in the Company's prospectus). Prior to the NAV pricing date, the Company has offered shares of its common stock through the DRIP, at a price equal to $23.75 per share, which is 95% of the primary offering price. As of close of business on November 10, 2015 (the "NAV pricing date"), pursuant to the net asset value ("NAV") calculation described in Note 13, the Company is offering shares of its common stock in the primary offering at a price of up to $28.08 per share, inclusive of applicable commissions and dealer manager fees and through the DRIP at a price equal to $25.27, the NAV per share. As of September 30, 2015, the aggregate gross proceeds from the sale of common stock in the offering, including DRIP, was $714.2 million. Beginning with the NAV pricing date, the per share price for shares in the primary offering and the DRIP will vary quarterly and will be equal to the Company's NAV as of the end of the prior quarter, divided by the number of shares of the Company's common stock outstanding as of such date, plus, in the case of the primary offering, applicable commissions and fees.
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
The Company has no direct employees. The Company has retained Realty Finance Advisors, LLC (the "Advisor") to manage the Company's affairs on a day-to-day basis. The Dealer Manager serves as the dealer manager of the Offering. The Advisor and Dealer Manager are under common control with AR Capital, LLC ("AR Capital"), the parent of American Realty Capital VIII, LLC (the "Sponsor"), as a result of which they are related parties and each of them has received or will receive compensation and fees for services related to the Offering, the investment and management of the Company's assets, the operations of the Company and the liquidation of the Company.

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
Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, the condensed consolidated financial statements may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

could cause actual results to differ materially. In the opinion of management, the interim data includes all adjustments, of a normal and recurring nature, necessary for a fair statement of the results for the periods presented. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2015.
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
General reserves are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. The Company currently estimates loss rates based on historical realized losses experienced in the industry and takes into account current collateral and economic conditions affecting the probability and severity of losses when establishing the allowance for loan losses. The Company performs a comprehensive analysis of its loan portfolio and assigns risk ratings to loans that incorporate management's current judgments about their credit quality based on all known and relevant internal and external factors that may affect collectability. The Company considers, among other things, payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographic location as well as national and regional economic factors. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. Ratings range from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss.
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

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

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

See Note 12 - Segment Reporting for further information regarding the Company's segments.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised guidance relating to revenue recognition. Under the revised guidance, an entity is required to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The revised guidance was to become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption was not permitted under GAAP. The revised guidance allows entities to apply the full retrospective or modified retrospective transition method upon adoption. In July 2015, the FASB deferred the effective date of the revised guidance by one year to annual reporting periods beginning after December 15, 2017, although entities will be allowed to early adopt the guidance as of the original effective date. The Company does not engage in the sale of goods or services and as such the adoption of this standard is not expected to have an impact on the Company's condensed consolidated financial statements.
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
The FASB’s proposed model represents a significant departure from existing GAAP, and may result in material changes to the Company’s accounting for financial instruments. The impact of the FASB’s final ASU on the Company’s financial statements will be assessed when it is issued. The exposure draft does not contain a proposed effective date, which would be included in the final ASU, when issued.
Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans by class (in thousands):

	September 30, 2015	December 31, 2014
Senior loans	$657,785	$250,093
Mezzanine loans	271,919	191,863
Subordinated loans	10,000	15,498
Total gross carrying value of loans	939,704	457,454
Less: Allowance for loan losses	872	570
Total commercial mortgage loans, net	$938,832	$456,884

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following table presents the activity in the Company's allowance for loan losses (in thousands):

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Beginning of period	$570	$—
Provision for loan losses	302	570
Charge-offs	—	—
Recoveries	—	—
End of period	$872	$570
As of September 30, 2015 and December 31, 2014, the Company's commercial mortgage loan portfolio comprised 69 and 38 loans, respectively. The following table summarizes the Company's loan portfolio by sectors on a par value basis (in thousands):

	September 30, 2015		December 31, 2014
Loan Type	Par Value	Percentage	Par Value	Percentage
Office	$238,787	25.2%	$217,480	47.1%
Hospitality	205,985	21.7%	74,566	16.2%
Multifamily	185,833	19.6%	22,957	5.0%
Retail	158,784	16.7%	45,513	9.9%
Mixed Use	141,637	14.9%	100,699	21.8%
Industrial	18,250	1.9%	—	—%
	$949,276	100.0%	$461,215	100.0%
Credit Characteristics
As part of the Company's process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its performing loans. The loans are scored on a scale of 1 to 5 as follows:

Investment Rating	Summary Description
1	Investment exceeding fundamental performance expectations and/or capital gain expected. Trends and risk factors since time of investment are favorable.
2	Performing consistent with expectations and a full return of principal and interest expected. Trends and risk factors are neutral to favorable.
3	Performing investments requiring closer monitoring. Trends and risk factors show some deterioration.
4	Underperforming investment with some loss of interest expected but still expecting a positive return on investment. Trends and risk factors are negative.
5	Underperforming investment with expected loss of interest and some principal.
All commercial mortgage loans are assigned an initial risk rating of 2. As of September 30, 2015 and December 31, 2014, the weighted average risk rating of loans was 2.0 and 2.0, respectively. As of September 30, 2015 and December 31, 2014, the Company did not have any loans that were past due on their payments, in non-accrual status or impaired.
For the nine months ended September 30, 2015 and year ended December 31, 2014, the activity in the Company's loan portfolio was as follows (in thousands):

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Beginning balance	$456,884	$30,832
Acquisitions and originations	526,919	429,941
Dispositions	—	(3,580)
Principal repayments	(45,542)	(136)
Discount accretion and premium amortization*	873	397
Provision for loan losses	(302)	(570)
Ending balance	$938,832	$456,884

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

________________________
* Includes amortization of capitalized acquisition fees and expenses.

Note 4 - Real Estate Securities
The following is a summary of the Company's CMBS (in thousands):

		Weighted Average
	Number of Investments	Interest Rate	Maturity	Par Value	Fair Value
September 30, 2015	13	1M LIBOR + 3.836%	November 2017	$102,335	$100,959
December 31, 2014	8	1M LIBOR + 3.124%	November 2017	50,447	50,234
The Company classified its CMBS as available-for-sale as of September 30, 2015 and December 31, 2014. These investments are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income or loss. The following table shows the changes in fair value of the Company's CMBS (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2015	$102,276	$—	$(1,317)	$100,959
December 31, 2014	50,541	14	(321)	50,234
Note 5 - Debt
Repurchase Agreements - Commercial Mortgage Loans
The Company entered into repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility") and Barclays Bank PLC (the "Barclays Repo Facility"). The JPM Repo Facility provides up to $250.0 million in advances through October 30, 2015, and then $150.0 million through maturity. The Barclays Repo Facility provides up to $170.0 million in advances through October 19, 2015, and then $150.0 million through maturity. Both, the JPM Repo Facility and Barclays Repo Facility are subject to adjustment. The Company expects to use advances from the JPM Repo Facility and the Barclays Repo Facility to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participation interests therein. The initial maturity date of the JPM Repo Facility is June 18, 2016, with a one-year extension at the Company’s option, which may be exercised upon the satisfaction of certain conditions. The Company exercised its first extension on the Barclays Repo Facility, and extended the maturity date to March 3, 2016, with three six-month extensions remaining at the Company’s option, which may be exercised upon the satisfaction of certain conditions.
As of September 30, 2015 and December 31, 2014, the Company had $209.4 million and $76.5 million outstanding under the JPM Repo Facility, respectively. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin between 2.25% to 4.50%, depending on the attributes of the purchased assets. As of September 30, 2015 and December 31, 2014, the weighted average interest rate on advances was 2.90% and 3.84%, respectively. During the nine months ended September 30, 2015, the Company incurred $3.2 million of interest expense on average borrowings outstanding of $128.3 million compared to $0.5 million of interest expense on average borrowings outstanding under the JPM Repo Facility of $17.6 million for the nine months ended September 30, 2014.

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

As of September 30, 2015 and December 31, 2014, the Company had $166.7 million and $73.7 million outstanding under the Barclays Repo Facility, respectively. Advances under the Barclays Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin between 2.00% to 2.50%, depending on the attributes of the purchased assets. As of September 30, 2015 and December 31, 2014, the weighted average interest rate on advances was 2.21% and 2.16%, respectively. During the nine months ended September 30, 2015, the Company incurred $2.3 million in interest expense on average borrowings outstanding under the Barclays Repo Facility of $137.5 million compared to less than $0.1 million of interest expense on average borrowings outstanding of less than $0.2 million for the nine months ended September 30, 2014.
Repurchase Agreements - Real Estate Securities
The Company has entered into various Master Repurchase Agreements (the "MRAs") that allow the Company to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary. As of September 30, 2015 and December 31, 2014, the Company had entered into six MRAs, of which three were in use, see below (in thousands):

	Amount	Accrued Interest		Weighted Average
Counterparty	Outstanding	Payable	Collateral Pledged	Interest Rate	Days to Maturity
As of September 30, 2015
J.P. Morgan Securities LLC	$41,093	$30	$57,770	1.75%	15
Citigroup Global Markets, Inc.	27,791	71	35,809	1.89%	36
Wells Fargo Securities, LLC	3,713	3	4,925	1.56%	14
Total/Weighted Average	$72,597	$104	$98,504	1.80%	23

As of December 31, 2014
J.P. Morgan Securities LLC	$18,528	$8	$23,843	1.44%	20
Citigroup Global Markets, Inc.	4,010	2	5,015	1.46%	20
Wells Fargo Securities, LLC	3,731	2	4,975	1.52%	20
Total/Weighted Average	$26,269	$12	$33,833	1.46%	20
Note 6 - Net Income Per Share
The following table is a summary of the basic and diluted net income per share computation for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (in thousands)	$7,425	$951	$16,360	$1,761
Basic weighted average shares outstanding	26,684,913	8,791,796	22,035,227	5,047,827
Unvested restricted shares	6,051	8,090	4,883	5,936
Diluted weighted average shares outstanding	26,690,964	8,799,886	22,040,110	5,053,763
Basic net income per share	$0.28	$0.11	$0.74	$0.35
Diluted net income per share	$0.28	$0.11	$0.74	$0.35
Note 7 - Common Stock
As of September 30, 2015 and December 31, 2014, the Company had 28,753,520 and 15,472,192 shares of common stock outstanding, respectively, including shares issued pursuant to the DRIP and unvested restricted shares. As of September 30, 2015 and December 31, 2014, the Company had received total proceeds of $714.2 million and $384.2 million, respectively, including shares issued pursuant to the DRIP and share-based compensation.
On December 30, 2014, the Company filed with the Maryland State Department of Assessments and Taxation articles supplementary to its charter that reclassified 1,000 authorized but unissued shares of the Company’s common stock as shares of

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

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
On May 13, 2013, the Company's board of directors (the "Board") authorized, and the Company declared a distribution, which is calculated based on stockholders of record each day during the applicable period in an amount equal to $0.00565068493 per day. The Company's distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The Board may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distributions payments are not assured. The Company distributed $31.8 million during the nine months ended September 30, 2015, comprised of $18.2 million in cash and $13.6 million in shares of common stock issued under the DRIP. The Company distributed $12.6 million during the year ended December 31, 2014, comprised of $7.6 million in cash and $5.0 million in shares of common stock issued under the DRIP.

Note 8 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of September 30, 2015 and December 31, 2014, the Company had the below unfunded commitments which will generally be funded to finance capital expenditures by the Company's borrowers.

Funding Expiration	September 30, 2015	December 31, 2014
2015	$—	$3,450
2016	890	26,701
2017	23,523	20,810
2018	80,307	7,169
2019	13,775	1,240
2020	—	4,175
	$118,495	$63,545
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.
Note 9 - Related Party Transactions and Arrangements

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

As of September 30, 2015 and December 31, 2014, an entity wholly-owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock and the Advisor owned 1,000 shares of the Company's convertible stock.
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
The table below shows the fees incurred from the Dealer Manager associated with the Offering during the three and nine months ended September 30, 2015 and 2014, respectively, and the associated payable as of September 30, 2015 and December 31, 2014, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Total commissions and fees incurred from the Dealer Manager	$9,932	$12,568	$30,700	$23,395	$240	$119
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
The table below shows the compensation and reimbursement to the Advisor, its affiliates and entities under common control with the Advisor and the Dealer Manager incurred for services relating to the Offering during the three and nine months ended September 30, 2015 and 2014, respectively, and the associated payable as of September 30, 2015 and December 31, 2014, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Total compensation and reimbursement for services provided by the Advisor, its affiliates, entities under common control with the Advisor and the Dealer Manager	$1,957	$466	$5,805	$1,277	$263	$1,725
The payables as of September 30, 2015 and December 31, 2014 in the table above are included in "due to affiliate" on the Company's condensed consolidated balance sheets.
The Company is responsible for organizational and offering costs from the ongoing Offering, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds from its ongoing Offering of common stock, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor's responsibility. As of September 30, 2015, organizational and offering costs exceeded the 2.0% cap of gross proceeds received from the Offering by $0.1 million.

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Fees Paid in Connection with the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the principal amount funded by the Company to originate or acquire commercial mortgage loans and 1.0% of the anticipated net equity funded by the Company to acquire real estate securities. The Company reimburses the Advisor for expenses incurred by the Advisor on behalf of the Company related to selecting, evaluating, originating and acquiring investments in an amount up to 0.5% of the principal amount funded by the Company to originate or acquire commercial mortgage loans and up to 0.5% of the anticipated net equity funded by the Company to acquire real estate securities investments. In no event will the total of all acquisition fees and acquisition expenses exceed 4.5% of the principal amount funded with respect to the Company's total portfolio including subsequent fundings to investments in the Company's portfolio. During the nine months ended September 30, 2015 and 2014, acquisition fees of $6.0 million and $2.9 million, respectively, have been recognized in the condensed consolidated statement of operations. In addition, over the same periods, the Company capitalized $2.2 million and $0.9 million, respectively, of acquisition expenses to the Company's condensed consolidated balance sheets, which will be amortized over the life of each investment using the effective interest method.
The Company pays the Advisor, or its affiliates, a monthly asset management fee equal to one-twelfth of 0.75% of the cost of the Company's assets. Commencing on the NAV pricing date, the asset management fee will be based on the lower of the cost of the Company's assets and the fair value of the Company's assets (fair value will consist of the market value of each portfolio investment as determined by the Advisor in accordance with the Company's valuation guidelines). During the nine months ended September 30, 2015 and 2014, the Company incurred $2.4 million and $0.0 million in asset management fees, respectively. Prior to June 17, 2015, the amount of the asset management fee was reduced to the extent that funds from operations as defined by the National Association of Real Estate Investment Trusts ("FFO"), as adjusted, during the six month period ending on the last day of the calendar quarter immediately preceding the date such asset management fee was payable, was less than distributions declared during the same period. For purposes of this determination, FFO, as adjusted, is FFO adjusted to (i) include acquisition fees and acquisition expenses; (ii) include non-cash restricted stock grant amortization, if any; and (iii) impairments and loan loss reserves on investments, if any (including commercial mortgage loans and other debt investments). FFO, as adjusted, is not the same as FFO.
The Company will pay the Advisor, an annual subordinated performance fee calculated on the basis of total return to stockholders, payable monthly in arrears, such that for any year in which total return on stockholders’ capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return; provided that in no event will the annual subordinated performance fee payable to the Advisor exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the Company's return on stockholders’ capital exceeding 6.0% per annum. During the nine months ended September 30, 2015 and 2014, the Company incurred an annual subordinated performance fee of $1.4 million and $0.4 million, respectively.
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
The table below depicts related party fees and reimbursements in connection with the operations of the Company for the three and nine months ended September 30, 2015 and 2014 and the associated payable as of September 30, 2015 and December 31, 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Acquisition fees and expenses (*)	$572	$2,657	$8,441	$4,349	$19	$—
Advisory and investment banking fee	14	135	42	405	—	—
Asset management and subordinated performance fee	2,405	414	3,741	414	3,381	191
Total related party fees and reimbursements	$2,991	$3,206	$12,224	$5,168	$3,400	$191

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

________________________
* Includes amortization of capitalized acquisition fees and expenses.

The payables as of September 30, 2015 and December 31, 2014 in the table above are included in "due to affiliate" on the Company's condensed consolidated balance sheets.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. The Advisor permanently waived a portion of the acquisition fees and expenses earned on the acquisition of the Company's CMBS in the amount of $0.1 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively.
Subject to the limitations outlined below, the Company will reimburse the Advisor's cost of providing administrative services and personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or disposition fees. For the nine months ended September 30, 2015 and 2014, no administrative costs of the Advisor were reimbursed for any period in connection with the operations of the Company.
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
The Advisor at its election may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes. Any contributed capital amounts are not reimbursable to the Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares. The Advisor did not contribute capital to enhance the Company's cash position for working capital or distribution purposes during the nine months ended September 30, 2015 or 2014.
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
During the nine months ended September 30, 2015 and 2014, no fees were paid in connection with the liquidation of assets, listing of the Company's common stock or termination of the advisory agreement.
The Company has also established a restricted share plan for the benefit of employees, directors, employees of the Advisor and its affiliates.
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

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

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
CMBS are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar real estate securities and the spreads used in the prior valuation. The Company obtains current market spread information where available and uses this information in evaluating and validating the market price of all real CMBS. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of September 30, 2015 and December 31, 2014, the Company received broker quotes on each CMBS investment used in determining the fair value. As of September 30, 2015 and December 31, 2014, the Company's CMBS investments have been classified as Level II due to the observable nature of many of the market inputs.
The following table presents the Company's financial instrument carried at fair value on a recurring basis in the condensed consolidated balance sheet by its level in the fair value hierarchy as of September 30, 2015 and December 31, 2014 (in thousands):

	Total	Level I	Level II	Level III
September 30, 2015
Real estate securities	$100,959	$—	$100,959	$—
Repurchase agreements - commercial mortgage loans	376,090	—	376,090	—
Repurchase agreements - real estate securities	72,597	—	72,597	—
December 31, 2014
Real estate securities	50,234	—	50,234	—
Repurchase agreements - commercial mortgage loans	150,169	—	150,169	—
Repurchase agreements - real estate securities	26,269	—	26,269	—
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between levels within fair value hierarchy during the nine months ended September 30, 2015 and 2014.
The fair value of cash and cash equivalents and restricted cash measured using observable quoted market prices, or Level I inputs. The fair value of short-term financial instruments, such as accrued interest receivable, prepaid expenses and other assets, accounts payable and accrued expenses, distributions payable, interest payable, borrowings under repurchase agreements and due to affiliate are approximated by their carrying value on the condensed consolidated balance sheets due to their short-term nature, and are measured using Level II inputs.
The fair values of the Company's commercial mortgage loans, which are not reported at fair value on the condensed consolidated balance sheets are reported below as of September 30, 2015 and December 31, 2014 (in thousands):

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

	Level	Carrying Value	Fair Value
September 30, 2015	III	$939,704	$1,063,976
December 31, 2014	III	457,454	474,932
The fair value of the commercial mortgage loans is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments.
Note 11 - Offsetting Assets and Liabilities
The Company's condensed consolidated balance sheets used a gross presentation of repurchase agreements. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of September 30, 2015 and December 31, 2014, respectively (in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Repurchase Agreements	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2015
Commercial mortgage loans	$376,090	$—	$376,090	$527,071	$—	$—
Real estate securities	72,597	—	72,597	98,504	1,407	—
December 31, 2014
Commercial mortgage loans	150,169	—	150,169	301,704	—	—
Real estate securities	26,269	—	26,269	38,833	68	—
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

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following table represents the Company's operations by segment for the nine months ended September 30, 2015 and 2014 (in thousands):

Nine Months Ended September 30, 2015	Total	Real Estate Debt	Real Estate Securities
Interest income	$38,341	$36,303	$2,038
Interest expense	7,925	7,323	602
Net income	16,360	15,853	507
Total assets	1,064,412	961,455	102,957
Weighted average income earning assets	763,656	687,454	76,202
Weighted average asset yield	6.7%	7.0%	3.6%
Average interest bearing liabilities	306,396	257,868	48,528
Average yield on liabilities	3.4%	3.8%	1.7%
Net Interest Margin	3.3%	3.2%	1.9%
Nine Months Ended September 30, 2014
Interest income	7,514	7,162	352
Interest expense	803	696	107
Net income (loss)	1,761	2,041	(280)
Total assets	358,442	319,871	38,571
Weighted average income earning assets	153,312	135,163	18,149
Weighted average asset yield	6.5%	7.1%	2.6%
Average interest bearing liabilities	38,690	29,899	8,791
Average yield on liabilities	2.8%	3.1%	1.6%
Net Interest Margin	3.7%	4.0%	1.0%
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
Sales of Common Stock
As of October 31, 2015, the Company had 30,416,283 shares of common stock outstanding, including shares issued under the DRIP and unvested restricted shares and has raised total proceeds from the Offering as follows (in thousands):

Source of Capital	Inception to September 30, 2015	October 1, 2015 to October 31, 2015	Total
Common stock	$714,236	$42,227	$756,463
Distributions Paid
On October 1, 2015, the Company paid a distribution of $4.8 million to stockholders of record during the month of September 2015. The Company paid $2.7 million of the distribution in cash, while $2.0 million was used to purchase 85,971 shares through the DRIP.
Commercial Mortgage Loans
For the period from October 1, 2015 to October 31, 2015 the Company has originated and acquired commercial mortgage loans with a total par value of $162.7 million.
Financing
On October 19, 2015, two of the Company's consolidated subsidiaries, RFT 2015-FL1 Issuer, Ltd. (the “Issuer”) and RFT 2015-FL1 Co-Issuer, LLC (the “Co-Issuer” and together with the Issuer, the “Issuers”), issued notes with an aggregate principal amount of $350.2 million (the “Notes”), evidencing a commercial real estate mortgage securitization, and sold such Notes in a

REALTY FINANCE TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

private placement.  A separate consolidated subsidiary of the Company purchased $56.0 million of the Notes. Simultaneously with the issuance of the Notes, the Issuer issued and sold preferred shares (the “Preferred Shares”) with an aggregate liquidation preference and notional amount equal to $78.1 million to a consolidated subsidiary of the Company.
The Notes were issued pursuant to an indenture (the “Indenture”), dated as of October 19, 2015 (the “Closing Date”), by and among the Issuers, Realty Finance Operating Partnership, L.P. (the “Advancing Agent”) and U.S. Bank, National Association (the “Trustee” and the “Note Administrator”).
Determination of Net Asset Value per Share
On November 4, 2015, the Company’s board of directors unanimously determined an estimated NAV per share of the Company’s common stock of $25.27 as of September 30, 2015. The estimated NAV per share is based upon the estimated value of the Company’s assets less the Company’s liabilities as of September 30, 2015. Duff & Phelps, LLC, an independent third-party real estate advisory firm, performed appraisals of the Company’s assets in accordance with the Company’s valuation guidelines. The Advisor calculated the estimated NAV per share, and the conflicts committee of the Company’s board of directors, which is comprised solely of the Company’s independent directors, approved and recommended to the board of directors the estimated NAV per share calculated by the Advisor. The valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013.
On November 4, 2015, the Company’s board of directors unanimously determined, effective as of the NAV pricing date, (i) to change the purchase price for shares issued in the Company’s primary offering to equal the estimated NAV per share plus applicable selling commissions and fees; (ii) to change the purchase price for shares issued pursuant to the DRIP to equal the estimated NAV per share; and (iii) to change the repurchase price of shares under the SRP to equal, or be at a discount from, the estimated NAV per share. Accordingly, the Company (i) will offer shares in the primary offering at a purchase price of $28.08; (ii) will offer shares pursuant to the DRIP at a purchase price of $25.27; and (iii) will repurchase shares pursuant to the SRP at a repurchase price of $25.27, subject to discounts in certain circumstances and subject to the terms and conditions of the SRP.
Sponsor Transactions
On November 9, 2015, the Sponsor advised the Company that AR Capital and Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”) have mutually agreed to terminate an agreement, dated as of August 6, 2015, pursuant to which Apollo would have purchased a controlling interest in a newly formed company that would have owned a majority of the ongoing asset management business of AR Capital.  The termination has no effect on the Company’s current management team.
Also on November 9, 2015, RCS Capital Corporation (“RCS Capital”), the parent of the Dealer Manager and a company under common control with AR Capital, and Apollo announced that they have mutually agreed to amend an agreement (the “RCS Agreement”), dated as of August 6, 2015, pursuant to which RCS Capital will sell its wholesale distribution business, including the Dealer Manager, to an affiliate of Apollo.  This transaction is subject to customary closing conditions and regulatory approvals and is expected to close early in the first quarter of 2016. The Transfer Agent and RCS will remain as subsidiaries of RCS Capital and will continue to provide services to the Company.

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
As used herein, the terms "we," "our" and "us" refer to Realty Finance Trust, Inc., a Maryland corporation, and, as required by context, to Realty Finance Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to its subsidiaries. We are externally managed by Realty Finance Advisors, LLC (our "Advisor"), a Delaware limited liability company.
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
Overview
We were incorporated in Maryland on November 15, 2012 and have conducted our operations to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. We are offering for sale a maximum of 80.0 million shares of common stock, $0.01 par value per share, on a reasonable best efforts basis, pursuant to a registration statement on Form S-11 filed with the SEC under the Securities Act of 1933, as amended (the "Securities Act"). The Offering also covers the offer and sale of up to 16.8 million shares of common stock pursuant to a distribution reinvestment plan ( the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. On May 14, 2013, we commenced business operations after raising in excess of $2.0 million of equity in the Offering, the amount required for us to release equity proceeds from escrow.
Prior to the NAV pricing date (as described below), we have offered shares of our common stock in the primary offering through Realty Capital Securities, LLC (the "Dealer Manager"), at a per share price of up to $25.00 per share (including the maximum allowed to be charged for commissions and fees, subject to certain discounts as described in our prospectus). Prior to the NAV pricing date, we have offered shares of our common stock pursuant to our DRIP, at a price equal to $23.75 per share, which is 95% of the primary offering price. As of close of business on November 10, 2015 (the “NAV pricing date”), pursuant to the net asset value (“NAV”) calculation described herein, we are offering shares of our common stock in the primary offering at a price of up to $28.08 per share, inclusive of applicable commissions and dealer manager fees, and through the DRIP at a price equal to $25.27 per share, the NAV per share. As of September 30, 2015, the aggregate gross proceeds from the sale of common stock in the Offering was $714.2 million. Beginning with the NAV pricing date, the per share price for shares in our primary offering and our DRIP will vary quarterly and will be equal to our per share NAV as of the end of the prior quarter, divided by the number of shares of our common stock outstanding as of such date, plus, in the case of its primary offering, applicable commissions and fees.
On November 4, 2015, our board of directors unanimously determined an estimated NAV per share of our common stock of $25.27 as of September 30, 2015. The estimated NAV per share is based upon the estimated value of our assets less our liabilities as of September 30, 2015. The conflicts committee of the board of directors approved the engagement of Duff & Phelps, LLC, an independent third-party real estate advisory firm, who performed appraisals of our assets in accordance with our valuation guidelines. Our Advisor calculated the estimated NAV per share, and the conflicts committee of our board of directors, which is comprised solely of our independent directors, approved and recommended to our board of directors the estimated NAV per share calculated by our Advisor. The valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013.
On November 4, 2015, our board of directors unanimously determined, effective as of the NAV pricing date, (i) to change the purchase price for shares issued in our primary offering to equal the estimated NAV per share plus applicable selling commissions and fees; (ii) to change the purchase price for shares issued pursuant to the DRIP to equal the estimated NAV per share; and (iii) to change the repurchase price of shares under our share repurchase program to equal, or be at a discount from, the estimated NAV per share. Accordingly, we (i) will offer shares in the primary offering at a purchase price of $28.08; (ii) will offer shares pursuant to our DRIP at a purchase price of $25.27; and (iii) will repurchase shares pursuant to our share repurchase program at a repurchase price of $25.27, subject to discounts in certain circumstances and subject to the terms and conditions of the SRP.
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
Portfolio
As of September 30, 2015 and December 31, 2014, our portfolio consisted of 69 and 38 loans (the "Loans") and 13 and eight investments in CMBS, respectively. The Loans had a total carrying value, net of reserve, of $938.8 million and $456.9 million, and our CMBS investments had a fair value of $101.0 million and $50.2 million as of September 30, 2015 and December 31, 2014, respectively. The increase in the size of our portfolio is due to investing capital received from the Offering and increased leverage arising from the Master Repurchase Agreements (“MRAs”) that we have entered into with JPMorgan Chase Bank, National Association (the “JPM Repo Facility”) and Barclays Bank PLC (the “Barclays Repo Facility”).We currently estimate loss rates based on historical realized losses experienced in the industry and take into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. We recorded a general allowance for loan losses as of September 30, 2015 and December 31, 2014 in the amount of $0.9 million and $0.6 million, respectively. There were no impaired or specifically reserved loans in the portfolio as of September 30, 2015 and December 31, 2014.
As of September 30, 2015 and December 31, 2014, our Loans had a weighted average coupon of 6.5% and 7.1%, and a weighted average life of 2.8 and 3.2 years, respectively. Our CMBS investments had a weighted average coupon of 4.0% and 3.3% and a remaining life of 2.1 and 1.8 years as of September 30, 2015 and December 31, 2014, respectively. The following charts summarize our portfolio as a percentage of par value, including CMBS, by the collateral type, geographical region and coupon rate type as of September 30, 2015 and December 31, 2014:

An investments region classification is defined according to the below map based on the location of investments' secured property. The geographical region chart as of December 31, 2014 has been conformed to reflect current period presentation.

The following charts show the par value by maturity year for the investments in our portfolio as of September 30, 2015 and December 31, 2014.

The following table shows selected data from our commercial mortgage loans portfolio as of September 30, 2015 (in thousands):

Loan Type	Par Value	Carrying Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior 1	$11,635	$11,588	5.00% + 1M LIBOR	5.5%	70.0%
Senior 2	11,000	11,000	9.00% + 1M LIBOR	9.0%	70.0%
Senior 3	5,750	5,744	4.90% + 1M LIBOR	5.1%	80.0%
Senior 4	31,250	31,135	4.50% + 1M LIBOR	4.9%	75.0%
Senior 5	9,450	9,419	4.90% + 1M LIBOR	5.3%	70.0%
Senior 6	29,952	29,824	5.50% + 1M LIBOR	5.8%	55.3%
Senior 7	7,460	7,426	4.75% + 1M LIBOR	5.2%	78.0%
Senior 8	11,335	11,298	5.75% + 1M LIBOR	6.1%	60.0%
Senior 9	11,800	11,755	4.75% + 1M LIBOR	5.1%	79.4%
Senior 10	23,806	23,599	4.65% + 1M LIBOR	5.3%	80.0%
Senior 11	9,150	9,114	5.50% + 1M LIBOR	6.1%	75.0%
Senior 12	15,249	15,232	5.20% + 1M LIBOR	5.5%	75.0%
Senior 13	34,500	34,203	5.25% + 1M LIBOR	5.7%	75.0%
Senior 14	11,400	11,391	4.80% + 1M LIBOR	5.0%	75.0%
Senior 15	10,018	9,958	5.10% + 1M LIBOR	5.6%	75.0%
Senior 16	10,790	10,706	5.00% + 1M LIBOR	5.6%	75.0%
Senior 17	7,317	7,275	4.75% + 1M LIBOR	5.2%	78.3%
Senior 18	24,500	24,336	4.60% + 1M LIBOR	5.0%	65.0%
Senior 19	11,450	11,393	4.50% + 1M LIBOR	4.8%	74.8%
Senior 20	13,466	13,398	5.00% + 1M LIBOR	5.4%	76.7%
Senior 21	8,850	8,804	4.70% + 1M LIBOR	5.1%	68.8%
Senior 22	9,850	9,794	5.25% + 1M LIBOR	5.7%	80.0%
Senior 23	10,450	10,402	4.75% + 1M LIBOR	5.1%	75.0%
Senior 24	13,500	13,453	5.00% + 1M LIBOR	5.4%	78.0%
Senior 25	16,800	16,747	4.90% + 1M LIBOR	5.2%	74.0%
Senior 26	24,000	23,840	4.25% + 1M LIBOR	4.7%	79.7%
Senior 27	12,688	12,594	4.50% + 1M LIBOR	5.0%	76.0%
Senior 28	14,600	14,531	4.25% + 1M LIBOR	4.6%	65.0%
Senior 29	8,229	8,168	4.75% + 1M LIBOR	5.2%	76.0%
Senior 30	15,836	15,714	4.75% + 1M LIBOR	5.2%	75.0%

Loan Type	Par Value	Carrying Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior 31	26,500	26,471	4.75% + 1M LIBOR	5.0%	67.4%
Senior 32	18,350	18,162	4.75% + 1M LIBOR	5.3%	55.0%
Senior 33	8,500	8,427	4.65% + 1M LIBOR	5.2%	70.8%
Senior 34	18,250	18,127	4.25% + 1M LIBOR	4.7%	68.0%
Senior 35	17,560	17,481	4.20% + 1M LIBOR	4.6%	76.4%
Senior 36	10,350	10,275	5.50% + 1M LIBOR	6.0%	69.9%
Senior 37	11,250	11,177	5.30% + 1M LIBOR	5.8%	73.5%
Senior 38	45,100	44,812	5.50% + 1M LIBOR	6.0%	72.6%
Senior 39	7,500	7,428	5.00% + 1M LIBOR	5.6%	59.0%
Senior 40	4,725	4,678	5.50% + 1M LIBOR	6.1%	72.0%
Senior 41	39,200	38,897	4.25% + 1M LIBOR	4.7%	77.0%
Senior 42	18,075	18,008	4.50% + 1M LIBOR	4.9%	75.0%
Mezzanine 1	6,300	4,171	5.46%	12.7%	76.7%
Mezzanine 2	5,000	5,035	9.00%	8.7%	73.9%
Mezzanine 3	9,000	9,036	11.00% + 3M LIBOR	10.9%	77.9%
Mezzanine 4	5,000	5,067	11.00%	10.8%	63.6%
Mezzanine 5	4,000	4,054	12.00%	11.7%	74.5%
Mezzanine 6	3,000	3,016	11.00%	10.8%	81.8%
Mezzanine 7	11,000	11,013	7.05% + 1M LIBOR	7.0%	70.0%
Mezzanine 8	7,000	7,027	12.00%	11.9%	78.3%
Mezzanine 9	10,000	10,010	8.00% + 1M LIBOR	8.0%	80.0%
Mezzanine 10	1,963	1,972	13.00%	12.9%	85.0%
Mezzanine 11	3,480	3,496	9.50%	9.4%	84.5%
Mezzanine 12	7,000	6,977	10.50% + 1M LIBOR	11.0%	84.0%
Mezzanine 13	35,000	35,068	8.40% + 1M LIBOR	8.3%	70.1%
Mezzanine 14	5,000	5,012	7.50% + 1M LIBOR	7.4%	71.0%
Mezzanine 15	12,000	12,032	9.00% + 1M LIBOR	8.9%	74.2%
Mezzanine 16	25,042	25,127	7.25% + 1M LIBOR	7.0%	76.0%
Mezzanine 17	9,000	9,038	10.50%	10.4%	85.0%
Mezzanine 18	5,100	5,102	10.00% + 3M LIBOR	10.3%	79.5%
Mezzanine 19	10,000	9,480	10.00%	10.9%	79.0%
Mezzanine 20	15,000	13,922	11.00%	10.9%	80.0%
Mezzanine 21	45,000	45,001	10.00% + 1M LIBOR	10.2%	75.0%
Mezzanine 22	12,350	12,350	10.00% + 1M LIBOR	10.2%	74.0%
Mezzanine 23	7,140	6,533	10.00%	7.2%	71.9%
Mezzanine 24	3,900	3,568	10.00%	11.5%	73.9%
Mezzanine 25	12,510	11,447	10.00%	11.5%	73.9%
Mezzanine 26	8,050	7,366	10.00%	11.5%	73.9%
Subordinated 1	10,000	10,000	11.00%	11.0%	50.1%
Total/Weighted Average	$949,276	$939,704		6.7%	72.9%
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
Results of Operations
Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014
We conduct our business through the following segments:

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
Interest Income
Interest income for the three months ended September 30, 2015 and 2014 totaled $16.3 million and $4.6 million, respectively. The main driver in the increase in interest income was the increase in the size of our portfolio due to investing capital raised through the Offering. As of September 30, 2015, our Loans had a total carrying value of $939.7 million and our CMBS investments had a fair value of $101.0 million, while as of September 30, 2014, the Loans had a total carrying value of $313.5 million and our CMBS investments had a fair value of $38.6 million However, the increase in interest income from the increase in the size of the portfolio was partially offset by the decrease in yield on our investments. During the three months ended September 30, 2015 the yield on the interest-earning assets decreased by 44 basis points compared to the three months ended September 30, 2014. We anticipate interest income will continue to grow as we continue to invest capital raised through the Offering and through increased leverage.
Interest Expense
Interest expense for the three months ended September 30, 2015 increased to $3.5 million compared to $0.7 million for the three months ended September 30, 2014, primarily due to the increase in borrowings. During the three months ended September 30, 2015 and 2014, we had average borrowings outstanding of $414.6 million and $70.1 million, respectively. The increase in interest expense arising from higher average borrowing is partially offset by a decrease in yield of 71 basis point on interest-bearing liabilities during the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease in yield was primarily due to borrowing more on our repurchase agreements for senior loans compared to mezzanine loans. We anticipate continued utilization of leverage as we grow the portfolio during the Offering and as additional sources of leverage become available.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,
	2015			2014
	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$866,295	$15,285	7.1%	$227,453	$4,352	7.7%
Real estate securities	97,910	967	4.0%	26,540	206	3.1%
Total	964,205	16,252	6.7%	253,993	4,558	7.2%
Interest-bearing liabilities:
Repurchase Agreements - Loans	349,497	3,175	3.6%	52,496	647	4.9%
Repurchase Agreements - Securities	65,054	294	1.8%	17,582	64	1.5%
Total	414,551	3,469	3.3%	70,078	711	4.1%
Net interest income/spread		12,783	3.4%		$3,847	3.1%
Average stockholders' equity	559,978			185,078
Debt to equity ratio(5)	74.0%			37.9%
Weighted average return on equity(6)			9.2%			8.4%
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
Expenses from Operations
Expenses from operations for the three months ended September 30, 2015 and 2014 were made up of the following (in thousands):

	Three Months Ended September 30,
	2015	2014
Asset management and subordinated performance fee	$2,405	$414
Acquisition fees and expenses	1,777	1,772
Professional fees	659	371
Other expenses	439	132
Loan loss provision	78	174
Total expenses from operations	$5,358	$2,863
Our expenses from operations were primarily related to asset management and subordinated performance fees. During the three months ended September 30, 2015 and September 30, 2014, we incurred $2.4 million and $0.4 million of asset management and subordinated performance fees, respectively, an increase of $2.0 million.
Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014
Interest Income
Interest income for the nine months ended September 30, 2015 and 2014 totaled $38.3 million and $7.5 million, respectively. The main driver for the increase in interest income was the increase in the size of our portfolio due to investing capital raised through the Offering and increased leverage. As of September 30, 2015 the Loans had a total carrying value of $939.7 million and our CMBS investments had a fair value of $101.0 million, while as of September 30, 2014, the Loans had a total carrying value of $313.5 million and our CMBS investments had a fair value of $38.6 million. During the nine months ended September 30, 2015 the yield on the interest-earning assets increased by 16 basis points compared to the nine months ended September 30, 2014. We anticipate interest income will continue to grow as we continue to invest capital raised through the Offering.
Interest Expense
Interest expense for the nine months ended September 30, 2015 increased to $7.9 million compared to $0.8 million for the nine months ended September 30, 2014, primarily due to the increase in borrowings. During the nine months ended September 30, 2015 and 2014, we had average borrowings outstanding of $306.4 million and $38.7 million, respectively. In addition, interest expense increased due to the 68 basis point increase in the yield on interest-bearing liabilities during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The increase in yield was primarily due to borrowing more on our repurchase agreements for Loans, including our mezzanine Loans which have a borrowing spread of LIBOR plus 4.50%. We anticipate continued utilization of leverage as we grow the portfolio during the Offering and as additional sources of leverage become available.

The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Nine Months Ended September 30,
	2015			2014
	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$687,454	$36,303	7.0%	$135,163	$7,162	7.1%
Real estate securities	76,202	2,038	3.6%	18,149	352	2.6%
Total	763,656	38,341	6.7%	153,312	7,514	6.5%
Interest-bearing liabilities:
Repurchase Agreements - Loans	257,868	7,323	3.8%	29,899	696	3.1%
Repurchase Agreements - Securities	48,528	602	1.7%	8,791	107	1.6%
Total	306,396	7,925	3.4%	38,690	803	2.8%
Net interest income/spread		$30,416	3.3%		$6,711	3.7%
Average stockholders' equity	465,739			114,498
Debt to equity ratio(5)	65.8%			33.8%
Weighted average return on equity(6)			8.8%			7.8%
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
Expenses from Operations
Expenses from operations for the nine months ended September 30, 2015 and 2014 were made up of the following (in thousands):

	Nine Months Ended September 30,
	2015	2014
Asset management and subordinated performance fee	$3,741	$414
Acquisition fees and expenses	5,958	2,894
Professional fees	3,136	562
Other expenses	919	704
Loan loss provision	302	302
Total expenses from operations	$14,056	$4,876
Our expenses from operations were primarily related to acquisition fees which will continue to trend parallel with the rate of our originations and acquisitions. During the nine months ended September 30, 2015, we originated and acquired Loans and CMBS with a par value of $587.0 million, and in conjunction with these transactions we expensed $6.0 million of acquisition fees compared to the nine months ended September 30, 2014 during which we originated and acquired loans and CMBS with a par value of $316.4 million and expensed $2.9 million. Another driver of the increase in expenses during the nine months ended September 30, 2015 compared to September 30, 2014, was an increase in professional fees. During the nine months ended September 30, 2015, we incurred $1.6 million in audit fees and $0.5 million in loan servicing fees. Another driver of the increase in our expenses during the nine months ended September 30, 2015 was an increase in asset management and subordinated performance fees. During the nine months ended September 30, 2015 and 2014, we incurred asset management and subordinated performance fees of $3.7 million and $0.4 million, respectively.

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
The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Funds From Operations:
Net income	$7,425	$951	$16,360	$1,761
Funds from operations	$7,425	$951	$16,360	$1,761
Modified Funds From Operations:
Funds from operations	$7,425	$951	$16,360	$1,761
Amortization of premiums, discounts and fees on investments, net	(369)	(180)	(877)	(282)
Acquisition fees and acquisition expenses	1,777	1,772	5,958	2,894
Loan loss provision	78	174	302	302
Modified funds from operations	$8,911	$2,717	$21,743	$4,675

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
Loan Repo Facilities
We entered into the JPM Repo Facility with JPMorgan Chase Bank, National Association. The JPM Repo Facility provides up to $250.0 million in advances, subject to adjustment, which we expect to use to finance the acquisition or origination of eligible loans, including first mortgage loans, junior mortgage loans, mezzanine loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 2.25% to 4.50%, depending on the attributes of the purchased assets. On October 30, 2015, the JPM Repo Facility reduces to $150.0 million in advances. The initial maturity date of the JPM Repo Facility is June 18, 2016, with a one-year extension at our option, which may be exercised upon the satisfaction of certain conditions. As of September 30, 2015 and December 31, 2014, there was $209.4 million and $76.5 million of principal outstanding on the JPM Repo Facility, respectively.
We entered into the Barclays Repo Facility with Barclays Bank PLC ("Barclays"). The Barclays Repo Facility provides up to $170.0 million in advances, subject to adjustment, which we expect to use to finance the acquisition or origination of eligible loans, including first mortgage loans, junior mortgage loans, mezzanine loans and participation interests therein. Advances under the Barclays Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 2.00% to 2.50%, depending on the attributes of the purchased assets. On October 30, 2015, the Barclays Repo Facility reduces to $150.0 million in advances. We exercised our first extension on the Barclays Repo Facility and extended the maturity date to March 3, 2016, with three six-month extensions options remaining, which may be exercised upon the satisfaction of certain conditions. As of September 30, 2015 and December 31, 2014, we had $166.7 million and $73.7 million outstanding under the Barclays Repo Facility, respectively.
CMBS Master Repurchase Agreements
We entered into various MRAs that allow us to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary. As of September 30, 2015 and December 31, 2014, we entered into six MRAs, of which three were in use, described below (in thousands):

	Amount			Weighted Average
Counterparty	Outstanding	Accrued Interest	Collateral Pledged	Interest Rate	Days to Maturity
As of September 30, 2015
J.P. Morgan Securities LLC	$41,093	$30	$57,770	1.75%	15
Citigroup Global Markets, Inc.	27,791	71	35,809	1.89%	36
Wells Fargo Securities, LLC	3,713	3	4,925	1.56%	14
Total/Weighted Average	$72,597	$104	$98,504	1.80%	23

As of December 31, 2014
J.P. Morgan Securities LLC	$18,528	$8	$23,843	1.44%	20
Citigroup Global Markets, Inc.	4,010	2	5,015	1.46%	20
Wells Fargo Securities, LLC	3,731	2	4,975	1.52%	20
Total/Weighted Average	$26,269	$12	$33,833	1.46%	20
We expect to use additional debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total ‘‘net assets’’ (as defined by the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the North American Securities Administrators ("NASAA") Statement of Policy regarding REITs (the "REIT Guidelines"). However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions.
In addition to our current mix of financing sources, we may also access additional forms of financings, including credit facilities, securitizations and public and private, secured and unsecured debt issuances by us or our subsidiaries.
Distributions
Beginning in May 2013, our board of directors has authorized, and we have declared, a monthly distribution calculated based on stockholders of record each day during the applicable period at a rate of $0.00565068493 per day. The distributions will be payable by the fifth day following the end of each month to stockholders of record at the close of business each day during the prior month.
The below table shows the distributions paid on shares outstanding during the nine months ended September 30, 2015 and year ended December 31, 2014 (in thousands):

Nine Months Ended September 30, 2015 Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2015	$1,512	$1,109
February 2, 2015	1,618	1,182
March 2, 2015	1,568	1,153
April 1, 2015	1,873	1,395
May 1, 2015	1,972	1,478
June 1, 2015	2,216	1,657
July 1, 2015	2,283	1,737
August 3, 2015	2,510	1,907
September 1, 2015	2,663	2,025
Total	$18,215	$13,643

Year Ended December 31, 2014 Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2014	$141	$74
February 3, 2014	171	85
March 3, 2014	213	106
April 1, 2014	305	163
May 1, 2014	353	206
June 2, 2014	452	282
July 2, 2014	571	356
August 2, 2014	759	485
September 2, 2014	951	628
October 2, 2014	1,073	736
November 2, 2014	1,249	905
December 1, 2014	1,354	1,001
Total	$7,592	$5,027
The following table shows the sources for the payment of distributions to common stockholders for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Distributions:
Cash distributions paid	$7,456		$2,278		$18,215		$3,909
Distributions reinvested	5,669		1,469		13,643		2,385
Total distributions	$13,125		$3,747		$31,858		$6,294
Source of distribution coverage:
Cash flows provided by operations	$6,487	49.4%	$52	1.4%	$16,797	52.7%	$1,160	18.4%
Proceeds from issuance of common stock	969	7.4%	2,226	59.4%	1,418	4.5%	2,749	43.7%
Common stock issued under DRIP	5,669	43.2%	1,469	39.2%	13,643	42.8%	2,385	37.9%
Total sources of distributions	$13,125	100.0%	$3,747	100.0%	$31,858	100.0%	$6,294	100.0%
Cash flows provided by operations (GAAP)	$15,646		$1,075		$16,797		$1,160
Net income (GAAP)	$7,425		$951		$16,360		$1,761
The following table compares cumulative distributions paid to cumulative net income (in accordance with GAAP) for the period from November 15, 2012 (date of inception) through September 30, 2015 (in thousands):

For the Period from November 15, 2012 (date of inception) to September 30, 2015
Distributions paid:
Common stockholders in cash	$26,093
Common stockholders pursuant to DRIP	18,859
Total distributions paid	$44,952
Reconciliation of net income:
Net interest income	$44,429
Gain on sale	112
Acquisition fees	(10,344)
Other operating expenses	(12,336)
Net income (GAAP)	$21,861
Cash flows provided by operations	$29,417

Cash Flows
Cash Flows for the Nine Months Ended September 30, 2015
Net cash provided by operating activities for the nine months ended September 30, 2015 was $16.8 million. Cash inflows were primarily driven by net income of $16.4 million.
Net cash used in investing activities for the nine months ended September 30, 2015 was $533.1 million. Cash outflows were driven by originations and acquisitions with $526.9 million and $53.3 million of investment in 33 new Loans and five new CMBS positions, respectively, partially offset by principal repayments of $47.1 million.
Net cash provided by financing activities for the nine months ended September 30, 2015 was $529.4 million. Cash inflows were primarily driven by the $316.6 million from the issuance of common stock, $225.9 million from net borrowings on the JPM Repo Facility and the Barclays Repo Facility and $46.3 million from net borrowings on our CMBS MRAs which were partially offset by the payment of $37.0 million of offering costs and $18.2 million in cash distributions paid to stockholders.
Cash Flows for the Nine Months Ended September 30, 2014
Net cash provided by operating activities for the nine months ended September 30, 2014 was $1.2 million. Cash inflows were primarily driven by our net income of $1.8 million. These cash inflows were offset by cash outflows that consisted of an increase in accrued interest receivable and prepaid expenses of $1.8 million.
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
Net cash provided by financing activities for the nine months ended September 30, 2014 was $314.9 million. The level of cash provided by financing activities was mainly driven by sales of our common stock during the period of $244.0 million.
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
Total Costs Incurred Due to Related Party Arrangements
The table below shows the costs incurred due to related party arrangements during the three and nine months ended September 30, 2015 and 2014 and the associated payable as of September 30, 2015 and December 31, 2014 (in thousands). See Note 9 - Related Party Transactions and Arrangements for further detail.

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Total commissions and fees incurred from the Dealer Manager in connection with the offering	$9,932	$12,568	$30,700	$23,395	$240	$119
Total compensation and reimbursement for services provided by the Advisor, its affiliates, entities under common control with the Advisor and the Dealer Manager	1,957	466	5,805	1,277	263	1,725
Acquisition fees and related expense reimbursements in connection with operations	572	2,657	8,441	4,349	19	—
Advisory and investment banking fee	14	135	42	405	—	—
Asset management and subordinated performance fee	2,405	414	3,741	414	3,381	191
Total	$14,880	$16,240	$48,729	$29,840	$3,903	$2,035
The payables as of September 30, 2015 and December 31, 2014 in the table above are included in due to affiliates on our condensed consolidated balance sheets.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements as of September 30, 2015 or December 31, 2015.
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
As of September 30, 2015 and December 31, 2014, our portfolio included 67 and 35 variable rate investments, respectively, based on LIBOR for various terms representing 90.8% and 87.3% of the portfolio, respectively. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	September 30, 2015	December 31, 2014
(-) 25 Basis Points	(0.53)%	(0.47)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	4.52%	4.61%
(+) 100 Basis Points	9.17%	9.22%
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
Changes in Internal Controls Over Financial Reporting
During the three months ended September 30, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the three months ended September 30, 2015.
On February 12, 2013, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-186111) filed under the Securities Act, and we commenced the Offering on a "reasonable best efforts" basis of up to 80,000,000 shares of common stock. The Registration Statement also registers 16,842,105 million shares of common stock pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. As of September 30, 2015, we have issued 28,753,520 shares of our common stock, including shares issued pursuant to the DRIP, and have raised $714.2 million of offering proceeds, including shares pursuant to the DRIP and share-based compensation. On January 5, 2015, our board of directors approved the extension of the Offering to February 12, 2016, provided that the Offering will be terminated if all 80.0 million shares of common stock are sold before such date.
The following table reflects the offering costs associated with the issuance of common stock (in thousands):

As of September 30, 2015
Selling commissions and dealer manager fees	$66,595
Other offering expenses	14,003
Total offering expenses	$80,598
The Dealer Manager may reallow the selling commissions and a portion of the dealer manager fees to participating broker-dealers.
We are responsible for the organizational and offering costs of the Offering, excluding commissions and dealer manager fees, up to a maximum of 2.0% of the gross proceeds received from the Offering, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor's responsibility. As of September 30, 2015, organizational and offering costs exceeded the 2.0% cap of gross proceeds received from the Offering by $0.1 million.
As of September 30, 2015, our net offering proceeds, including shares issued pursuant to the DRIP and share-based compensation, were $633.6 million, after deducting the total offering expenses outlined above. We used the net proceeds from the Offering and other financing sources to originate and acquire Loans with a total carrying value of $939.7 million and CMBS with a fair value of $101.0 million as of September 30, 2015.
Issuer Purchases of Equity Securities
Our board of directors has adopted a Share Repurchase Program ("SRP") that enables stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below.
Prior to the NAV pricing date, and unless the shares are being repurchased in connection with a stockholder's death or disability, the repurchase price per share has depended on the length of time investors have held such shares as follows: after one year from the purchase date - the lower of $23.13 or 92.5% of the amount they actually paid for each share; after two years from the purchase date - the lower of $23.75 or 95.0% of the amount they actually paid for each share; after three years from the purchase date - the lower of $24.38 or 97.5% of the amount they actually paid for each share; and after four years from the purchase date - the lower of $25.00 or 100% of the amount they actually paid for each share (in each case, as adjusted for any stock distributions, combinations, splits and recapitalizations). Beginning with the NAV pricing date, there is no minimum holding period for shares of our common stock, and the repurchase price for shares under our SRP is based on our NAV per share rather than the price actually paid by the stockholder. Shares repurchased in connection with the death or disability of a stockholder during the Offering will be repurchased at the price actually paid for the shares. If the Offering has terminated, shares repurchased in connection with the death or disability of a stockholder will be repurchased at the greater of the price actually paid for the shares or our then-current NAV per share.

We are only authorized to repurchase shares pursuant to the SRP using the proceeds received from the DRIP and will limit the amount spent to repurchase shares in a given quarter to the amount of proceeds received from the DRIP in that same quarter. In addition, the board of directors may reject a request for redemption at any time. Due to these limitations, we cannot guarantee that it will be able to accommodate all repurchase requests. Purchases under the SRP will be limited in any calendar year to 5% of the weighted average number of shares outstanding on December 31 of the previous calendar year.
The following table reflects the number of shares repurchased under the SRP cumulatively through September 30, 2015:

	Number of Requests	Number of Shares Repurchased (1)	Average Price per Share
Cumulative repurchases as of December 31, 2014	10	20,755	$24.01
January 1 - January 31, 2015	—	—	—
February 1 - February 28, 2015	—	—	—
March 1 - March 31, 2015	7	5,752	24.97
April 1 - April 30, 2015	—	—	—
May 1 - May 31, 2015	—	—	—
June 1 - June 30, 2015	23	47,293	24.23
July 1 - July 31, 2015	—	—	$—
August 1 - August 31, 2015	—	—	$—
September 1 - September 30, 2015	24	33,392	$23.99
Cumulative repurchases as of September 30, 2015	64	107,192	$24.15
________________
(1) Repurchases under the SRP are limited as described above
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1(1)
Indenture, dated October 19, 2015, by and among RFT 2015-FL1 Issuer Ltd., as issuer, RFT 2015-FL1 Co-Issuer LLC, as co-issuer, Realty Finance Operating Partnership L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator, paying agent, calculation agent, transfer agent, custodian, securities intermediary, backup advancing agent and notes registrar.

10.12(2)	Amendment No. 2 to Master Repurchase Agreement, dated as of September 28, 2015, between RFT JPM Loan, LLC and JPMorgan Chase Bank, National Association.
21(2)	Subsidiaries of the Registrant.
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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Realty Finance Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to the Condensed Consolidated Financial Statements.

____________________________________________
* Filed herewith.
(1) Filed as an exhibit to our current report on Form 8-K filed with the SEC on October 23, 2015.
(2) Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 13 filed with the SEC on October 8, 2015.

REALTY FINANCE TRUST, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY FINANCE TRUST, INC.

Dated: November 10, 2015	By: /s/ Peter M. Budko Name: Peter M. Budko Title: Chief Executive Officer (Principal Executive Officer)

Dated: November 10, 2015	By: /s/ Donald R. Ramon Name: Donald R. Ramon Title: Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)