Form 10-K
period 2015-12-31
Realty Finance Trust, Inc.
filed 2016-03-11
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant's shares of common stock. On November 4, 2015, the board of directors of the registrant , upon the recommendations of the registrant’s external advisor and the Conflicts Committee of the board of directors, unanimously approved and established an estimated net asset value (“NAV”) per share of the registrant’s common stock of $25.27. The estimated NAV per share is based upon the estimated value of the registrant’s assets less the registrant’s liabilities as of September 30, 2015. For a full description of the methodologies used to value the registrant’s assets and liabilities in connection with the calculation of the estimated NAV per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
The number of outstanding shares of the registrant's common stock on February 29, 2016 was 31,561,665 shares.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

REALTY FINANCE TRUST, INC.

FORM 10-K
Year Ended December 31, 2015

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

•
All of our executive officers are also officers, managers or holders of a direct or indirect controlling interest in American Finance Advisors, LLC (our "Advisor") or other entities under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of our sponsor, American Realty Capital VIII, LLC (the "Sponsor"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by affiliates of AR Global and conflicts in allocating time among these entities and us, which could negatively impact our operating results.

•
We terminated our primary offering in January 2016 and therefore, absent raising capital from other sources, will have less cash from financing activities with which to make investments, repay indebtedness, fund our operations or pay distributions.

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

•
We may be unable to pay or maintain cash distributions or increase distributions over time. Our board of directors may decide that maintaining cash distributions at current levels is not in our best interests given investment opportunities or for other reasons.

•	We are obligated to pay substantial fees to our Advisor and its affiliates.

•	We may fail to continue to qualify to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Annual Report on Form 10-K.

ii

PART I
Item 1. Business
Realty Finance Trust, Inc. was incorporated in Maryland on November 15, 2012 and conducts its operations to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. Substantially all of our business is conducted through Realty Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. Realty Finance Advisors, LLC is our advisor. We are the sole general partner and directly or indirectly hold all of the units of limited partner interests in the OP. Additionally, our Advisor contributed $1,000 to us in exchange for 1,000 convertible shares of Realty Finance Trust, Inc. The convertible shares will automatically convert to shares of our common stock upon the first occurrence of any of the following triggering events, (each a "Triggering Event"): (i) we have paid total distributions on the then-outstanding shares of our common stock in an amount equal to or in excess of the sum of the invested capital (as defined in our charter) plus an aggregate 6.0% cumulative, pre-tax, non-compounded, annual return on such invested capital, (ii) a listing of our shares of common stock on a national securities exchange and (iii) the termination of our advisory agreement under certain circumstances. We did not incur any of the aforementioned trigger events to date.
We are in business to originate, acquire and manage a diversified portfolio of commercial real estate debt secured by properties located both within and outside of the United States. We also invest in commercial real estate securities. Commercial real estate debt investments may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. Commercial real estate securities may include commercial mortgage-backed securities (“CMBS”), senior unsecured debt of publicly traded REITs, debt or equity securities of other publicly traded real estate companies and collateralized debt obligations (“CDOs”).
The Company has no direct employees. The Company has retained the Advisor to manage the Company's affairs on a day-to-day basis. The Advisor is controlled by AR Global Investments, LLC ("AR Global"), the parent of American Realty Capital VIII, LLC (the "Sponsor"), as a result of which they are related parties and each of them has received or will receive compensation and fees for services related to the investment and management of the Company's assets, the operations of the Company and the liquidation of the Company.
Realty Capital Securities, LLC, (the “Former Dealer Manager”) served as the dealer manager of our primary offering and, together with certain of its affiliates, continued to provide us with various services through December 31, 2015. RCS Capital Corporation, the parent company of our Former Dealer Manager and certain of its affiliates that provided us with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of our Sponsor.
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
Borrowing Strategies and Policies
In addition to raising capital through our distribution reinvestment plan (the "DRIP") offering, our financing strategy includes secured repurchase agreement facilities for loans, securities and securitizations. In addition to our current mix of financing sources, we may also access additional forms of financings, including credit facilities, public and private, secured and unsecured debt issuances by us or our subsidiaries.
We expect to use additional debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness shall not exceed 300% of our total ‘‘net assets’’ as defined by the North American Securities Administrators ("NASAA") Statement of Policy regarding REITs (the "REIT Guidelines") as of the date of any borrowing, which is generally expected to be 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under the NASAA Statement of the REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of cash distributions.
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
Competition
Our net income depends, in large part, on our ability to originate investments that provide returns in excess of our borrowing cost. In originating these investments, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, private funds, other lenders, governmental bodies, and other entities, many of which have greater financial resources and lower costs of capital available to them than we have. In addition, there are numerous mortgage REITs with asset acquisition objectives similar to ours, and others may be organized in the future, which may increase competition for the investments suitable for us. Competitive variables include market presence and visibility, size of loans offered and underwriting standards. To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal underwriting standards when evaluating potential loans than we are, our investment volume and profit margins for our investment portfolio could be impacted. Our competitors may also be willing to accept lower returns on their investments and may succeed in buying or underwriting the assets that we have targeted. Although we believe that we are well positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.
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

Employees
As of December 31, 2015, we had no direct employees. The employees of the Advisor and other affiliates of the Advisor perform a full range of real estate services for us, including acquisitions, accounting, legal, asset management, wholesale brokerage, and investor relations services. We are dependent on these affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, and proxy statements, with the U.S. Securities and Exchange Commission (the "SEC"). We also filed with the SEC our Registration Statement in connection with our securities offerings. Individuals may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at www.sec.gov that contains reports, proxy statements and information statements, and other information, which may be obtained free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us at www.realtyfinancetrust.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A. Risk Factors
Risks Related to an Investment in Realty Finance Trust, Inc.
We have a limited operating history and the prior performance of other real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.
We have a limited operating history and investors should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Advisor to predict our future results. We were incorporated in November 2012. The recent real estate experience of the AR Global group of companies principally has focused on real estate equity investments rather than commercial real estate debt and securities. Accordingly, the prior performance of real estate investment programs sponsored by affiliates of the AR Global group of companies and our Advisor may not be indicative of our future results.
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
We may be unable to maintain or increase cash distributions over time, or may decide to reduce the amount of distributions for business reasons.
There are many factors that can affect the amount and timing of cash distributions to stockholders. Our board of directors will determine the amount of our distributions based principally on cash available from our operations and alternative uses of such cash, such as to make additional investments or pay down indebtedness. The amount of cash available for distributions is affected by many factors, such as the cash provided by our investments and our obligations to repay indebtedness as well as many other variables. With a limited prior operating history, there is no assurance that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. We cannot give any assurance that returns from the investments that we acquire will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially adversely affect the value of our common stock.
Our organizational documents permit us to pay distributions from any source. Any distributions may reduce the amount of capital we invest in commercial real estate loans and other target investments.
We may pay distributions from unlimited amounts of any source, including borrowing funds, using proceeds from the DRIP offering, issuing additional securities or selling assets. We have not established any limit on the amount of proceeds from equity offerings that may be used to fund distributions, except in accordance with our organizational documents and Maryland law. Distributions from the proceeds of the equity offerings or from borrowings also could reduce the amount of capital we ultimately invest in commercial real estate loans and other targeted investments.
Distributions paid from sources other than our cash flow from operations will result in us having fewer funds available for the acquisition of targeted investments and may dilute our stockholders' interests in us, which may adversely affect our ability to fund future distributions with cash flow from operations and may adversely affect the overall return on an investment in our common stock.
Our cash flows provided by operations were approximately $25.4 million for the year ended December 31, 2015. During the year ended December 31, 2015, we paid distributions of approximately $47.1 million, of which approximately $21.7 million, or 46.0%, was funded from proceeds from common stock issued under the DRIP and offering proceeds. Additionally, we may in the future continue to pay distributions from sources other than from our cash flows from operations.
In the future, we still may not generate sufficient cash flow from operations to pay distributions. Our inability to acquire targeted investments may result in a lower return on our common stock than our investors may expect. If we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, the sale of additional securities, advances from our Advisor, and/or our Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, our board of directors may decide to reduce our distributions . Moreover, our board of directors may change our distribution policy, in its sole discretion, at any time.
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
No established trading market for our shares currently exists, and as a result, it will be difficult to sell our shares and, if our investors are able to sell their shares, they will likely sell them at a substantial discount to their original purchase price.
Our charter does not require our board of directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require us to list our shares for trading on a national securities exchange by a specified date or otherwise pursue a transaction to provide liquidity to our stockholders. There is no established trading market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase standards. In addition, our charter prohibits the ownership of more than 9.8% in value of our stock or more than 9.8% in value or number of shares, whichever is more restrictive, of any class or series of share of our stock, unless exempted by our board of directors, which may inhibit large investors from purchasing shares. Therefore, it will be difficult to sell shares promptly or at all. If our stockholders are able to sell their shares, they would likely have to sell them at a substantial discount to their original purchase price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Because of the illiquid nature of our shares, investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.
Our amended and restated share repurchase program (the "SRP"), which is subject to numerous restrictions, may be canceled at any time and should not be relied upon as a means of liquidity.
We have adopted a SRP, which became effective on February 28, 2016, that may enable investors to sell their shares to us in limited circumstances. Share repurchases are made at the sole discretion of our board of directors. In its sole discretion, our board of directors could amend, suspend or terminate our SRP upon 30 days prior written notice to stockholders. Further, the SRP includes numerous restrictions that would limit the ability to sell shares. Due to the foregoing, our SRP should not be relied upon as a means of liquidity.
Our stockholders will not have the opportunity to evaluate our investments before we make them, which makes investments in our shares more speculative.
We seek to invest primarily in commercial real estate debt and other commercial real estate investments. However, we are not required to solicit shareholder approval for our investments, and therefore our stockholders will be unable to evaluate the economic merit of assets before we invest in them and will have to rely entirely on the ability of our Advisor to select suitable and successful investment opportunities. Furthermore, our board of directors has broad discretion in implementing policies regarding borrower creditworthiness and our stockholders will not have the opportunity to evaluate potential borrowers.
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
If our Advisor loses or is unable to obtain key personnel, including in the event another AR Global sponsored program internalizes its advisor, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our common stock.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, each of whom would be difficult to replace. Our advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. This could occur, among other ways, if another AR Global-sponsored program internalizes its advisor. If that occurs, key personnel of our Advisor who also are key personnel of the internalized advisor, could become employees of such other program and would no longer be available to our Advisor. Further, we do not intend to separately maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel.
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
We have funded a significant portion of our commercial real estate debt and other commercial real estate investments with financing. There can be no assurance that additional financing will be available on acceptable terms, if at all, or that we will be able to satisfy the conditions precedent required to utilize our credit facility. In addition, we recently terminated our primary offering, which could reduce the number, or alter the type, of investments that we would make otherwise. This may reduce our net interest income. Turmoil in the credit and financial markets has greatly reduced the availability of financing. To the extent that financing proves to be unavailable when needed, we may be compelled to modify our investment strategy to optimize the performance of our portfolio. Any failure to obtain financing could have a material adverse effect on the continued development or growth of the target business and harm our ability to make distributions.
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
The disparity between our most recently calculated estimated per share NAV and our actual per share NAV on a given dividend reinvestment date or stock repurchase date may adversely affect purchasers in our DRIP, or our repurchasing or non-repurchasing stockholders.
Our estimated per share NAV was calculated as of a specific date and is expected to fluctuate over time in response to future events such as developments related to our portfolio and changes in the real estate and financial markets. However, we may only determine an updated estimated per share NAV annually. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” for information regarding how we estimate per share NAV. Since our estimated per share NAV may only be updated annually, there will be changes in the course of the year that are not reflected in the NAV. As a result, the published NAV per share will not reflect changes in value that may have occurred since the prior valuation. Therefore, the next NAV per share published may differ significantly from our current NAV. The disparity between our most recently calculated estimated per share NAV and our actual per share NAV on an given dividend reinvestment date or stock repurchase date may adversely affect purchasers in our DRIP, or our repurchasing or non-repurchasing stockholders. For example, if the actual NAV on a dividend reinvestment date is lower than the estimated per share NAV used to determine the offer price, DRIP purchasers will be diluted. If the actual per share NAV on a stock repurchase date is higher than the estimated per share NAV used to determine the repurchase price, then stockholders having their shares repurchased will be diluted. If the actual per share NAV on a stock repurchase date is lower than the estimated per share NAV used to determine the repurchase price, then stockholders that are not having their shares repurchased will be diluted.
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
Our business could suffer in the event our Advisor or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for the internal information technology systems of our Advisor and other parties that provide us with services essential to our operations, these systems are vulnerable to damage from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.
A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can result in third parties gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As reliance on technology in our industry has increased, so have the risks posed to the systems of our Advisor and other parties that provide us with services essential to our operations, both internal and those that have been outsourced. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.
The remediation costs and lost revenues experienced by a victim of a cyber-incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. In addition, a security breach or other significant disruption involving the IT networks and related systems of our Advisor or any other party that provides us with services essential to our operations could:

•	result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;

•	affect our ability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•
result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	adversely impact our reputation among our tenants and investors generally.
Although our Advisor and other parties that provide us with services essential to our operations intend to continue to implement industry-standard security measures, there can be no assurance that those measures will be sufficient, and any material adverse effect experienced by our Advisor and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.

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
We may enter into joint ventures with other AR Global-sponsored programs for the acquisition of commercial real estate debt and other commercial real estate investments. Our Advisor may have conflicts of interest in determining which AR Global-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Because our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
Our Advisor, Sponsor and their officers and employees and certain of our executive officers and other key personnel face competing demands relating to their time, and this may cause our operating results to suffer.
Our Advisor and our Sponsor and their officers and employees and certain of our executive officers and other key personnel and their respective affiliates are key personnel, general partners, sponsors, managers, owners and advisors of other real estate investment programs, including AR Global-sponsored REITs, some of which have investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Additionally, based on our Sponsor’s experience, a significantly greater time commitment is required of senior management during the development stage when the REIT is being organized, funds are initially being raised and funds are initially being invested, and less time is required as additional funds are raised. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor face conflicts of interest related to their positions or interests in affiliates of our Sponsor, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, some of our directors and the key real estate and other professionals assembled by our Advisor are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interest in our Advisor, or other AR Global-affiliated entities. Through our AR Global’s affiliates, some of these persons work on behalf of programs sponsored directly or indirectly by the parent of our Sponsor that are currently raising capital publicly. As a result, they have loyalties to each of these entities, which loyalties could conflict with the fiduciary duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (a) allocation of new investments and management time and services between us and the other entities, (b) investments with affiliates of our Advisor, (c) compensation to our Advisor and (d) our relationship with our Advisor. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
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
Although our Advisor is responsible for calculating our NAV, our Advisor will consider independent valuations of our investments, the accuracy of which our Advisor will not independently verify.
In calculating our NAV, our Advisor will include the net value of our commercial real estate debt and other commercial real estate-related investments, taking into consideration valuations of investments obtained from our independent valuer. Our Advisor will review each appraisal by the independent valuer and will compare each appraisal to its own determination of value. If in the Advisor’s opinion the valuation is materially higher or lower than the Advisor’s determination of value, the Advisor will discuss the valuation with the independent valuer. If the Advisor determines that the valuation is still materially higher or lower than its valuation, a valuation committee, comprised of our independent directors, will review the valuation and make a final determination of value. Although our Advisor is responsible for the accuracy of the NAV calculation and will provide our independent valuer with our valuation guidelines, which have been approved by our board of directors, we will not independently verify the appraised value of our investments. As a result, the appraised value of a particular investment may be greater or less than its potential realizable value, which would cause our estimated NAV to be greater or less than the potential realizable NAV.
Our per share NAV may suddenly change if the appraised values of our investments materially change or the actual operating results differ from what we originally budgeted for that quarter.
Valuations of our portfolio investments will probably not be spread evenly throughout the calendar year. We anticipate that such valuations will be conducted near the end of each calendar quarter or each calendar month. Therefore, when these valuations are reflected in our NAV calculation, for which our Advisor is ultimately responsible, there may be a sudden change in our per share NAV. In addition, actual operating results for a given month may differ from our original estimate, which may affect our per share NAV. We will base our calculation of estimated income and expenses on a monthly budget. As soon as practicable after the end of each month, we will adjust the estimated income and expenses to reflect the income and expenses actually earned and incurred. We will not, however, retroactively adjust the per share NAV.
Therefore, because the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect actual operating results may cause our NAV per share to change, and such change will occur on the day the adjustment is made.
The per share NAV that we publish may not necessarily reflect changes in our NAV and in the value of your shares that we cannot immediately quantify.
We may experience events affecting our investments that may have a material impact on our NAV. For example, if a material borrower becomes insolvent, the value of an investment may materially change. Furthermore, if we cannot immediately quantify the financial impact of any extraordinary events, our NAV per share as published on any given quarter will not reflect such events. As a result, the NAV per share published after the announcement of a material event may differ significantly from our actual NAV per share until we are able to quantify the financial impact of such events and our NAV is appropriately adjusted on a going forward basis. The resulting potential disparity may benefit repurchasing or non-repurchasing stockholders, depending on whether NAV is overstated or understated.

Risks Related to Our Financing Strategy
We use leverage in connection with our investments, which increases the risk of loss associated with our investments.
We finance the origination and acquisition of a portion of our investments with credit facilities, collateralized loan obligations ("CLO") and other borrowings, which may include repurchase agreements to finance commercial real estate debt. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. Our ability to execute this strategy depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. We may be unable to obtain additional financing on favorable terms or, with respect to our debt and other investments, on terms that parallels the maturities of the debt originated or other investments acquired, if we are able to obtain additional financing at all. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more restrictive recourse borrowings and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution, for our operations and for future business opportunities. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing. Our return on our investments and cash available for distribution may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we originate or acquire.
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
We may not be able to access financing sources on attractive terms, if at all, which could adversely affect our ability to grow our business.
We will require outside capital to significantly grow our business. Historically we have relied on debt financing and equity financing from our primary offering. We terminated our primary offering in January 2016 and this has significantly reduced our access to equity financing. Our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. If we cannot obtain sufficient debt and equity capital on acceptable terms, our business and our ability to operate could be severely impacted.
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
We use short-term borrowings, such as credit facilities and repurchase agreements to finance our investments, which require us to provide additional collateral in the event the lender determines there is a decrease in the fair value of our collateral, these calls for collateral could significantly impact our liquidity position.
We use short-term borrowing through repurchase agreements, credit facilities and other arrangements that put our assets and financial condition at risk. We may need to use such short-term borrowings for extended periods of time to the extent we are unable to access long-term financing. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, the lender may accelerate the loan or we liquidate the collateral. In a weakening economic environment, or in an environment of widening credit spreads, we would generally expect the value of the commercial real estate debt or securities that serve as collateral for our short-term borrowings to decline, and in such a scenario, it is likely that the terms of our short-term borrowings would require us to provide additional collateral or to make partial repayment, which amounts could be substantial.
Further, such borrowings may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral, and these short-term borrowing arrangements may also be restricted to financing certain types of assets, such as first mortgage loans, which could impact our asset allocation. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.

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
Most of our security investments will be classified for accounting purposes as “available-for-sale.” These assets will be carried at estimated fair value and temporary changes in the fair value of those assets will be directly charged or credited to equity with no impact on our statement of operations. If we determine that a decline in the estimated fair value of an available-

for-sale security falls below its amortized value and is not temporary, we will recognize a loss on that security on the statement of operations, which will reduce our income in the period recognized.
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
Provision for loan losses is difficult to estimate.
Our provision for loan losses is evaluated on a quarterly basis. Our determination of provision for loan losses requires us to make certain estimates and judgments. Our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our commercial real estate debt, debt structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, loan-to-value ("LTV"), potential for refinancing and expected market discount rates for varying property types. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted.
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
As a result of the securitization transaction we entered into in October 2015 and future securitization transactions, the “taxable mortgage pool” rules may increase the taxes that we or our stockholders incur, and may place limitations on the sale of certain interests in those securitization transactions.
In connection with the securitization transaction we entered into on October 19, 2015 (the “CLO Transaction”), we created a taxable mortgage pool for U.S. federal income tax purposes. In addition, securitization transactions we enter into in the future could result in the creation of such taxable mortgage pools. As a result of the CLO Transaction, we have generated “excess inclusion income” and may generate excess inclusion income as a result of future securitization transactions. Certain categories of stockholders, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, will be subject to increased taxes on a portion of their dividend income from us that is attributable to any such excess inclusion income. In addition, to the extent that our common stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we will incur a corporate-level tax on a portion of any excess inclusion income. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

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
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from hedging transactions will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges: (i) interest rate risk on liabilities incurred to carry or acquire real estate assets (each such hedge, a “Borrowings Hedge”); or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests (each such hedge, a “Currency Hedge”), and such instrument is properly identified under applicable U.S. Department of Treasury regulations ("Treasury Regulations"). Effective for taxable years beginning after December 31, 2015, this exclusion from the 95% and 75% gross income tests also will apply if we previously entered into a Borrowings Hedge or a Currency Hedge, a portion of the hedged indebtedness or property is disposed of, and in connection with such extinguishment or disposition we enter into a new properly identified hedging transaction to offset the prior hedging position. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To continue to qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs, and no more than 25% of the value of the Company’s total assets may be represented by debt instruments issued by publicly offered REITs that are “nonqualified” (e.g., not secured by real property or interests in real property).
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
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. For taxable years ending on or before December 31, 2014, in order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not have been “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class and in accordance with the preferences among different classes of stock as set forth in our organizational documents. For the taxable year that began on January 1, 2015 and all future taxable years, so long as we continue to be a "publicly offered REIT" (i.e., a REIT which is required to file annual and periodic reports with the SEC under the Exchange Act), the preferential dividend rule will not apply to us. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). During calendar years 2013 and 2014, the per share price for our common stock pursuant to our DRIP was $23.75, which was 95% of the primary offering price of $25.00. Currently, the per share price for our common stock pursuant to our DRIP is $25.27, which is our most recently calculated estimated per share NAV
There is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.
Non-U.S. stockholders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from us and upon the disposition of our shares.
Subject to certain exceptions, distributions received from us will be treated as dividends of ordinary income to the extent of our current or accumulated earnings and profits. Such dividends ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as "effectively connected" with the conduct by the non-U.S. stockholder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"), capital gain distributions attributable to sales or exchanges of "U.S. real property interests" ("USRPIs"), generally will be taxed to a non-U.S. stockholder as if such gain were effectively connected with a U.S. trade or business. However, a capital gain distribution will not be treated as effectively connected income if (a) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States and (b) the non-U.S. stockholder does not own more than 5% of the class of our stock at any time during the one-year period ending on the date the distribution is received. We do not anticipate that our shares will be "regularly traded" on an established securities market for the foreseeable future, and therefore, this exception is not expected to apply.
Gain recognized by a non-U.S. stockholder upon the sale or exchange of our common stock generally will not be subject to U.S. federal income taxation unless such stock constitutes a USRPI under FIRPTA. Our common stock will not constitute a USRPI so long as we are a "domestically-controlled qualified investment entity." A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT's stock is held directly or indirectly by non-U.S. stockholders. We believe, but cannot assure our stockholders, that we will be a domestically-controlled qualified investment entity.
Even if we do not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. stockholder sells or exchanges our common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) our common stock is "regularly traded," as defined by applicable Treasury regulations, on an established securities market, and (b) such non-U.S. stockholder owned, actually and constructively, 5% or less of our common stock at any time during the five-year period ending on the date of the sale. However, it is not anticipated that our common stock will be "regularly traded" on an established market. We encourage our stockholders to consult their tax advisor to determine the tax consequences applicable to our stockholders if they are non-U.S. stockholders.
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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
No public trading market currently exists for our shares of common stock and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed on a national securities exchange, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. On November 4, 2015, the Board, upon the recommendations of the Advisor and the Board’s Conflicts Committee, unanimously approved and established an estimated NAV per share of the Company’s common stock of $25.27. The estimated per share NAV is based upon the estimated value of the Company’s assets less the Company’s liabilities as of September 30, 2015. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013. See our current report on Form 8-K filed with the SEC on November 12, 2015 for our methodology for calculating our estimated per-share NAV.
There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $25.27 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our investments were sold and the sale proceeds were distributed upon liquidation of our assets. Such a distribution upon liquidation may be less than $25.27 per share for various reasons including changes in values between the September 30, 2015 valuation date and the date of any liquidation.
We are currently offering our shares for $25.27 pursuant to the DRIP.
Holders
As of February 29, 2016, we had 31,561,665 shares of common stock outstanding held by a total of 16,694 stockholders.
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
The following table reflects distributions paid in cash and through the DRIP to common stockholders during the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015		2014
Distributions:
Cash distributions paid	$26,949		$7,592
Distributions reinvested	20,161		5,027
Total distributions	$47,110		$12,619
Source of distribution coverage:
Cash flows provided by operations	$25,433	54.0%	$2,685	21.3%
Proceeds from issuance of common stock	1,516	3.2%	4,907	38.9%
Common stock issued under DRIP	20,161	42.8%	5,027	39.8%
Total sources of distributions	$47,110	100.0%	$12,619	100.0%
Cash flows provided by operations (GAAP)	$25,433		$2,685
Net income (GAAP)	$24,933		$5,415

Share-Based Compensation
Restricted Share Plan
We have an employee and director incentive restricted share plan (the “RSP”), which provides us with the ability to grant awards of restricted shares to our directors, officers, and employees (if we ever have employees), employees of the Advisor and its affiliates, employees of entities that provide services to us, directors of the Advisor or of entities that provide services to us or certain consultants to us and the Advisor and its affiliates. The total number of common shares granted under the RSP shall not exceed 5.0% of our authorized common shares, and in any event, will not exceed 4.0 million shares (as such number may be adjusted for stock splits, stock dividends, combinations, and similar events).
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
As of December 31, 2015, we have granted 10,666 restricted shares to our independent directors of which 1,867 shares have vested and 2,399 shares were forfeited. Based on a share price of $22.50, the compensation expense associated with the restricted share grants was $29,588 for the year ended December 31, 2015. Additionally, we recorded a distribution payable of $1,120 at December 31, 2015 in connection with these shares.
The following table provides information about our common stock that may be issued under our RSP as of December 31, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise of Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	3,989,334
Total	—	—	3,989,334

Recent Sale of Unregistered Equity Securities
None
Use of Proceeds from Sales of Registered Securities
On February 12, 2013, the SEC declared effective our Registration Statement on Form S-11 (File No. 333-186111) filed under the Securities Act, and we commenced a primary offering of our common stock to the public (the "Offering" on a "reasonable best efforts" basis of up to a maximum of $2.0 billion of common stock, consisting of up to 80.0 million shares. The Registration Statement also registered approximately 16.8 million shares of common stock pursuant the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. Effective January 2016, the Company terminated the Offering, deregistered 4,069 unsold shares from the Offering and reallocated 49.7 million unsold shares from the Offering to the DRIP offering. As of December 31, 2015, we have issued 31,385,280 shares of our common stock and have raised $780.8 million of offering proceeds, net of redemptions and including shares pursuant to the DRIP and share-based compensation.

The following table reflects the offering costs associated with the issuance of common stock (in thousands):

As of December 31, 2015
Selling commissions and dealer manager fees	$72,987
Other offering expenses	16,080
Total offering expenses	$89,067
We are responsible for the organizational and offering costs of the Offering, excluding commissions and dealer manager fees, up to a maximum of 2.0% of the gross proceeds received from the Offering, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor's responsibility. As of December 31, 2015, organizational and offering costs exceeded the 2.0% cap by $0.8 million.
As of December 31, 2015, our net offering proceeds, after deducting the total offering expenses outlined above, were approximately $691.7 million. We used the net offering proceeds from the Offering and other financing sources to acquire 77 loans and 16 investments in CMBS with a total carrying value of $1,125.1 million for our loans, and our CMBS investments had a fair value of $130.8 million as of December 31, 2015.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board unanimously approved an amended and restated share repurchase program (the “SRP”), which became effective on February 28, 2016. The SRP enables stockholders to sell their shares to us. Subject to certain conditions, stockholders that purchased shares of our common stock or received their shares from us (directly or indirectly) through one or more non-cash transactions and have held their shares for a period of at least one year may request that we repurchase their shares of common stock so long as the repurchase otherwise complies with the provisions of Maryland law. Repurchase requests made following the death or qualifying disability of a stockholder will not be subject to any minimum holding period.
The repurchase price per share for requests other than for death or disability will be equal to the most-recent estimated net asset value per share of our common stock calculated by our Advisor in accordance with our valuation guidelines, or estimated per-share NAV, multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100%, if the person seeking repurchase has held his or her shares for a period greater than four years. In the case of requests for death or disability, the repurchase price per share will be equal to the estimated per-share NAV at the time of repurchase.
Repurchases pursuant to the SRP, when requested, generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Funding for repurchases pursuant to the SRP for any given fiscal semester will be limited to proceeds received during that same fiscal semester through the issuance of common stock pursuant to any DRIP in effect from time to time, provided that the Board has the power, in its sole discretion, to determine the amount of shares repurchased during any fiscal semester as well as the amount of funds to be used for that purpose. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests made during any fiscal semester or fiscal year. However, a stockholder may withdraw its request at any time or ask that we honor the request when funds are available. Pending repurchase requests will be honored on a pro rata basis. We will generally pay repurchase proceeds, less any applicable tax or other withholding required by law, by the 31st day following the end of the fiscal semester during which the repurchase request was made.
Calculations of our estimated per-share NAV will occur periodically, at the discretion of the Board, provided that such calculations will be made at least annually. Following its calculation, our estimated per-share NAV will be disclosed in a periodic report. The most recent calculation of our estimated per-share NAV approved by the Board occurred on November 4, 2015 based on our net asset value as of September 30, 2015 and was equal to $25.27.
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
The following table reflects the number of shares repurchased under the SRP cumulatively through December 31, 2015:

	Number of Requests	Number of Shares Repurchased (1)	Average Price per Share
Cumulative as of January 1, 2013	—	—	—
Year ended December 31, 2013	1	1,400	25.00
Cumulative as of December 31, 2013	1	1,400	25.00
Year ended December 31, 2014	9	19,355	23.94
Cumulative as of December 31, 2014	10	20,755	24.01
Year ended December 31, 2015 (1)	291	360,719	23.70
Cumulative as of December 31, 2015	301	381,474	23.72
________________________
1As permitted under the SRP, in January 2016, our board of directors authorized, with respect to redemption requests received during the quarter ended December 31, 2015, the repurchase of shares validly submitted for repurchase in an amount such that  the aggregate amount of shares repurchased pursuant to redemption requests received for the year-ended December 31, 2015 equaled 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year.  Accordingly, 274,921 shares at an average per share of $23.37 (including all shares submitted for death and disability) were approved for repurchase and completed in February 2016, while 1,309,471 shares at an average price per share of $23.38 were not fulfilled.   There were no other unfulfilled share repurchases for the period from January 1, 2013 to December 31, 2015.
Item 6. Selected Financial Data.
The following selected financial data as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014, 2013 and 2012 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" below:

	December 31,
Balance sheet data (in thousands)	2015	2014
Commercial mortgage loans, held for investment, net	$1,124,201	$456,884
Real estate securities, at fair value	130,754	50,234
Total assets	1,282,484	514,220
Collateralized loan obligations	287,229	—
Repurchase agreements - commercial mortgage loans	206,239	150,169
Repurchase agreements - real estate securities	117,211	26,269
Total liabilities	628,155	183,713
Total equity	654,329	330,507

	Year Ended December 31,
Operating data (in thousands)	2015	2014	2013	2012*
Net interest income:
Interest income	$59,393	$15,466	$775	$—
Interest expense	12,268	2,196	32	—
Net interest income	47,125	13,270	743	—
Expenses:
Acquisition fees	7,916	4,386	—	—
Loan loss provision	318	570	—	—
Other expenses	13,958	2,802	641	16
Total expenses	22,192	7,758	641	16
Gain on sale of loans	—	112	—	—
Income (loss) before income taxes	24,933	5,624	102	(16)
Income tax provision	—	209	—	—
Net income (loss)	24,933	5,415	102	(16)

Basic net income per share	$1.03	$0.75	$0.19	NM
Diluted net income per share	$1.03	$0.75	$0.19	NM
Basic weighted average shares outstanding	24,253,905	7,227,169	526,084	8,888
Diluted weighted average shares outstanding	24,259,169	7,232,559	530,096	8,888
Distributions per common share	$2.06	$2.06	$1.22	$—
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
The forward-looking statements contained in this Annual Report on Form 10-K may include, but are not limited to, statements as to:

•	our business and investment strategy;

•	our ability to make investments in a timely manner or on acceptable terms;

•	current credit market conditions and our ability to obtain long-term financing for our investments in a timely manner and on terms that are consistent with what we project when we invest;

•	the effect of general market, real estate market, economic and political conditions, including the recent economic slowdown and dislocation in the global credit markets;

•	our ability to make scheduled payments on our debt obligations;

•	our ability to generate sufficient cash flows to make distributions to our stockholders;

•	our ability to generate sufficient debt and equity capital to fund additional investments;

•	the degree and nature of our competition;

•	the availability of qualified personnel;

•	our ability to maintain our qualification as a REIT; and

•	other factors set forth under the caption "Risk Factors" in this Annual Report on Form 10-K.

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
Overview
We were incorporated in Maryland on November 15, 2012 and conduct our operations to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. On May 14, 2013, we commenced business operations after raising in excess of $2.0 million of equity, the amount require for us to release equity proceeds from escrow. We originate, acquire and manage a diversified portfolio of commercial real estate debt secured by properties located both within and outside of the United States. We also invest in commercial real estate securities. Commercial real estate debt investments may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. Commercial real estate securities may include CMBS, senior unsecured debt of publicly traded REITs, debt or equity securities of other publicly traded real estate companies and CDOs. The Company has no direct employees. The Company has retained Advisor to manage the Company's affairs on a day-to-day basis. The Advisor is under common control with the parent of the Sponsor, and will receive compensation and fees for services related to the investment and management of our assets. The Advisor receives fees during the offering, acquisition, operational and liquidation stages.
Prior to January 2016, we were offering for sale a maximum of $2.0 billion of common stock, $0.01 par value per share, on a reasonable best efforts basis, pursuant to a registration statement on Form S-11 filed with the SEC under the Securities Act of 1933, as amended (the "Securities Act"). The Offering also covered the offer and sale of up to approximately $400.0 million in shares of common stock pursuant to a DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. Effective January 2016, we terminated the Offering, deregistered 4,069 unsold shares from the Offering and reallocated 49.7 million unsold shares from the Offering to the DRIP offering.
Prior to the NAV Pricing Date (as described below), we offered shares of our common stock in the primary offering through Realty Capital Securities, LLC (the "Former Dealer Manager") at a per share price of up to $25.00 per share (including the maximum allowed to be charged for commissions and fees, subject to certain discounts as described in our prospectus). Prior to the NAV pricing date, we offered shares of our common stock pursuant to a the DRIP at a per share price of $23.75. The cost to raise capital for the year ended December 31, 2015 was 11.3% of the gross proceeds (inclusive of DRIP) received during the same period.
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
As of close of business on November 10, 2015 (the “NAV pricing date”), pursuant to the net asset value (“NAV”) calculation described herein, we began offering shares of our common stock in the Offering at a price of up to $28.08 per share, inclusive of applicable commissions and Former Dealer Manager fees, and through the DRIP at a price equal to $25.27 per share, the NAV per share. As noted above, we have terminated the Offering. The per share price for our DRIP offering will be equal to our per share NAV, divided by the number of shares of our common stock outstanding as of such date.

We have no direct employees. Our Advisor has been retained by us to manage our affairs on a day-to-day basis. The Advisor is under common control with AR Global, the parent of our Sponsor, as a result of which they are related parties, and each, including our former dealer manager, Realty Capital Securities, LLC (the “Former Dealer Manager”), have received or will receive compensation, fees and expense reimbursements for services related to the Offering, the investment and management of our assets, our operations and our liquidation.
Our Former Dealer Manager served as the dealer manager of our primary offering and, together with certain of its affiliates, continued to provide us with services through December 31, 2015. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided us with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of our Sponsor.
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
Income Taxes
We conduct our operations to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. As a REIT, we generally will not be subject to federal corporate income tax as long as we distribute at least 90% of our REIT taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. However, even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income in addition to federal income and excise taxes on our undistributed income.

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

See Note 12 - Segment Reporting for further information regarding the Company's segments.
Portfolio
As of December 31, 2015 and 2014, our portfolio consisted of 77 and 38 loans (the "Loans") and 16 and eight investments in CMBS, respectively. The Loans had a total carrying value, net of reserve, of $1,124.2 million and $456.9 million, and our CMBS investments had a fair value of $130.8 million and $50.2 million as of December 31, 2015 and 2014, respectively. The increase in the size of our portfolio is due to investing capital received from the Offering and increased leverage arising from the Master Repurchase Agreements (“MRAs”) that we have entered into with JPMorgan Chase Bank, National Association (the “JPM Repo Facility”) and Barclays Bank PLC (the “Barclays Repo Facility”).
We currently estimate loss rates based on historical realized losses experienced in the industry and take into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. We recorded a general allowance for loan losses as of December 31, 2015 and 2014 in the amount of $0.9 million and $0.6 million. There are no impaired or specifically reserved loans in the portfolio as of December 31, 2015 and 2014.
The Loans bear a weighted average coupon of 6.1% and 7.1%, and have a weighted average life of 2.7 and 3.2 years as of December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, we invested $793.7 million in 45 loans including $4.4 million of capitalized acquisition expenses. We recorded interest income of $56.0 million, $14.7 million and $0.8 million on the Loans for the years ended December 31, 2015, 2014 and 2013, respectively.
Our CMBS investments have a weighted average coupon of 4.7% and 3.3% at December 31, 2015 and 2014, respectively. Our CMBS investments have a remaining life of 3.2 and 1.8 years as of December 31, 2015 and 2014, respectively. We recorded interest income of $3.4 million, $0.7 million and $7,700 on our CMBS investments for the years ended December 31, 2015, 2014 and 2013, respectively.
The following charts summarize our portfolio as a percentage of par value, including CMBS, by the collateral type, geographical region and coupon rate type as of December 31, 2015 and 2014:

An investments region classification is defined according to the below map based on the location of investments secured property.

The following charts show the par value by maturity year for the investments in our portfolio as of December 31, 2015 and 2014.
The following table shows selected data from our commercial mortgage loans portfolio as of December 31, 2015 (in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior 1	Retail	$7,460	1M LIBOR + 4.75%	5.32%	78.0%
Senior 2	Office	8,500	1M LIBOR + 4.65%	5.32%	70.8%
Senior 3	Mixed Use	11,000	1M LIBOR + 9.00%	10.43%	70.0%
Senior 4	Office	34,500	1M LIBOR + 5.25%	5.88%	75.0%
Senior 5	Office	11,750	1M LIBOR + 4.75%	5.24%	74.4%
Senior 6	Retail	14,600	1M LIBOR + 4.25%	4.77%	65.0%
Senior 7	Retail	11,636	1M LIBOR + 5.00%	5.58%	70.0%
Senior 8	Office	19,250	1M LIBOR + 4.55%	4.96%	70.0%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior 9	Multifamily	16,449	1M LIBOR + 4.75%	5.37%	75.0%
Senior 10	Multifamily	13,745	1M LIBOR + 4.50%	5.11%	76.0%
Senior 11	Office	12,000	1M LIBOR + 4.75%	5.16%	54.1%
Senior 12	Multifamily	21,100	1M LIBOR + 4.25%	4.72%	69.6%
Senior 13	Multifamily	8,229	1M LIBOR + 4.75%	5.38%	76.0%
Senior 14	Retail	9,850	1M LIBOR + 5.25%	5.83%	80.0%
Senior 15	Industrial	18,452	1M LIBOR + 4.25%	4.84%	68.0%
Senior 16	Hospitality	10,350	1M LIBOR + 5.50%	6.11%	69.9%
Senior 17	Office	27,490	1M LIBOR + 4.65%	5.36%	80.0%
Senior 18	Retail	4,725	1M LIBOR + 5.50%	6.21%	72.0%
Senior 19	Retail	18,350	1M LIBOR + 4.75%	5.49%	55.0%
Senior 20	Multifamily	39,200	1M LIBOR + 4.00%	4.47%	77.0%
Senior 21	Retail	7,500	1M LIBOR + 5.00%	5.70%	59.0%
Senior 22	Office	12,790	1M LIBOR + 5.00%	5.64%	75.0%
Senior 23	Hospitality	11,482	1M LIBOR + 5.75%	6.26%	60.0%
Senior 24	Hospitality	11,893	1M LIBOR + 5.30%	5.87%	73.5%
Senior 25	Mixed Use	26,623	1M LIBOR + 5.50%	5.99%	55.3%
Senior 26	Multifamily	17,560	1M LIBOR + 4.20%	4.70%	76.4%
Senior 27	Mixed Use	10,018	1M LIBOR + 5.10%	5.71%	75.0%
Senior 28	Multifamily	39,200	1M LIBOR + 4.25%	4.87%	77.0%
Senior 29	Retail	9,450	1M LIBOR + 4.90%	5.42%	69.2%
Senior 30	Industrial	33,655	1M LIBOR + 4.00%	4.36%	65.0%
Senior 31	Mixed Use	45,100	1M LIBOR + 5.50%	6.08%	72.6%
Senior 32	Multifamily	8,850	1M LIBOR + 4.70%	5.27%	68.8%
Senior 33	Office	24,500	1M LIBOR + 4.60%	5.15%	65.0%
Senior 34	Mixed Use	7,806	1M LIBOR + 4.75%	5.32%	78.3%
Senior 35	Hospitality	16,800	1M LIBOR + 4.90%	5.36%	74.0%
Senior 36	Office	35,000	1M LIBOR + 5.00%	5.41%	79.0%
Senior 37	Office	6,070	1M LIBOR + 4.90%	5.30%	80.0%
Senior 38	Retail	11,800	1M LIBOR + 4.75%	5.28%	79.4%
Senior 39	Retail	13,500	1M LIBOR + 5.00%	5.57%	78.0%
Senior 40	Retail	11,450	1M LIBOR + 4.50%	4.99%	74.8%
Senior 41	Multifamily	18,075	1M LIBOR + 4.50%	4.96%	75.0%
Senior 42	Mixed Use	31,250	1M LIBOR + 4.50%	5.04%	75.0%
Senior 43	Multifamily	24,000	1M LIBOR + 4.25%	4.85%	79.7%
Senior 44	Office	9,150	1M LIBOR + 5.50%	6.21%	75.0%
Senior 45	Multifamily	28,406	1M LIBOR + 3.85%	4.12%	76.8%
Senior 46	Multifamily	10,785	1M LIBOR + 3.95%	4.23%	77.5%
Senior 47	Multifamily	12,009	1M LIBOR + 3.95%	4.22%	78.2%
Senior 48	Multifamily	5,800	1M LIBOR + 4.05%	4.34%	80.0%
Senior 49	Office	28,000	1M LIBOR + 4.25%	4.77%	73.3%
Senior 50	Multifamily	13,792	1M LIBOR + 5.00%	5.55%	76.7%
Senior 51	Retail	26,500	1M LIBOR + 4.75%	5.12%	67.4%
Senior 52	Multifamily	10,450	1M LIBOR + 4.75%	5.27%	75.0%
Mezzanine 1	Mixed Use	7,000	1M LIBOR + 10.50%	11.03%	84.0%
Mezzanine 2	Office	5,000	11.00%	10.76%	63.6%
Mezzanine 3	Hospitality	12,350	1M LIBOR + 10.00%	10.33%	74.0%
Mezzanine 4	Hospitality	3,000	11.00%	10.78%	81.8%
Mezzanine 5	Hospitality	11,000	1M LIBOR + 7.05%	7.14%	70.0%
Mezzanine 6	Office	22,777	1M LIBOR + 7.25%	7.15%	76.0%
Mezzanine 7	Office	7,000	12.00%	11.87%	78.3%
Mezzanine 8	Hospitality	12,000	1M LIBOR + 9.00%	9.06%	74.2%
Mezzanine 9	Retail	1,962	13.00%	12.91%	85.0%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Mezzanine 10	Office	5,100	3M LIBOR + 10.00%	10.38%	79.5%
Mezzanine 11	Hospitality	45,000	1M LIBOR + 10.00%	10.33%	75.0%
Mezzanine 12	Multifamily	5,000	9.00%	8.73%	73.9%
Mezzanine 13	Multifamily	3,480	9.50%	9.42%	84.5%
Mezzanine 14	Office	10,000	1M LIBOR + 8.00%	8.19%	80.0%
Mezzanine 15	Multifamily	4,000	12.00%	11.75%	74.5%
Mezzanine 16	Office	10,000	10.00%	10.92%	79.0%
Mezzanine 17	Office	10,000	1M LIBOR + 10.75%	15.30%	80.0%
Mezzanine 18	Multifamily	5,000	1M LIBOR + 7.50%	7.66%	71.0%
Mezzanine 19	Hospitality	7,140	10.00%	11.50%	73.9%
Mezzanine 20	Hospitality	3,900	10.00%	11.50%	73.9%
Mezzanine 21	Hospitality	12,510	10.00%	11.50%	73.9%
Mezzanine 22	Hospitality	8,050	10.00%	11.50%	73.9%
Mezzanine 23	Office	9,000	10.50%	10.37%	85.0%
Mezzanine 24	Hospitality	6,277	5.46%	13.71%	76.7%
Subordinate 1	Retail	10,000	11.00%	11.00%	50.1%
		$1,134,446		6.30%	73.0%
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
Results of Operations
Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014
We conduct our business through the following segments:

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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Years Ended December 31,
	2015			2014
	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)
Interest-earning assets:
Real estate debt	$719,206	$56,040	7.8%	$199,681	$14,733	7.4%
Real estate securities	84,803	3,353	4.0%	24,630	733	3.0%
Total	804,009	59,393	7.4%	224,311	15,466	6.9%
Interest-bearing liabilities:
Repurchase Agreements - Loans	262,727	9,543	3.6%	53,953	1,985	3.7%
Repurchase Agreements - Securities	63,687	1,119	1.8%	12,286	211	1.7%
Collateralized loan obligations	58,223	1,606	2.8%	—	—	—%
Total	384,637	12,268	3.2%	66,239	2,196	3.3%
Net interest income/spread		47,125	4.2%		$13,270	3.6%
Average leverage %(4)	47.8%			29.5%
Weighted average levered yield(5)			9.4%			8.0%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for year ended December 31, 2015 and quarterly averages for the year ended December 31, 2014, respectively.
(2) Includes the effect of amortization of premium or accretion of discount and deferred fees.
(3) Calculated as interest income or expense divided by average carrying value.
(4) Calculated by dividing total average interest-bearing liabilities by total average interest-earning assets.
(5) Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.
Interest income
Interest income for the years ended December 31, 2015 and 2014 totaled $59.4 million and $15.5 million, respectively. As of December 31, 2015, our portfolio consisted of 77 Loans and 16 investments in CMBS. The main driver in the increase in interest income was the increase in the size of our portfolio due to investing capital raised through the Offering. As of December 31, 2015, our Loans had a total carrying value of $1,125.1 million and our CMBS investments had a fair value of $130.8 million, while as of December 31, 2014, the Loans had a total carrying value of $457.5 million and our CMBS investments had a fair value of $50.2 million. In addition to the growth in the portfolio, increase in asset yields also contributed to growth in interest income. During the year ended December 31, 2015 the yield on the interest-earning assets increased by 50 basis points compared to the year ended December 31, 2014.
Interest expense
Interest expense for the year ended December 31, 2015 increased to $12.3 million compared to interest expense for year ended December 31, 2014 of $2.2 million, primarily due to increase in borrowings. During the years ended As of December 31, 2015 and 2014, we had total borrowings outstanding of $384.6 million and $66.2 million, respectively. The increase in interest expense arising from higher average borrowing is partially offset by a decrease in yield of 13 basis point on interest-bearing liabilities during the year ended December 31, 2015 compared to year ended December 31, 2014. The decrease in yield was primarily due to borrowing more on our repurchase agreements for senior loans compared to mezzanine loans.
Expenses from operations
Expenses from operations for the years ended December 31, 2015 and 2014 were made up of the following (in thousands):

	Year Ended December 31,
	2015	2014
Acquisition fees	$7,916	$4,386
Asset management and subordinated performance fee	7,615	604
Professional fees	4,997	1,050
Other expenses (*)	1,346	1,148
Loan loss provision	318	570
Total expenses from operations	$22,192	$7,758
________________________
(*) Other expenses includes board of directors and insurance expense, a change in presentation from our Form 10-K for period ending December 31, 2014. The change is applied retrospectively.
The increase in our expenses from operations were primarily related to acquisition fees, asset management and subordinated performance fee and professional fees. During the year ended December 31, 2015 and 2014, we originated and acquired Loans and CMBS with a par value of $860.7 million, and in conjunction with these transactions, we expensed $7.9 million of acquisition fees compared to year ended December 31, 2014, during which we originated and acquired loans and CMBS with a par value of $477.2 million and expensed $4.4 million of acquisition fees. During the year ended December 31, 2015 and 2014, we incurred asset management and subordinated performance fees of $7.6 million and $0.6 million, respectively. This increase was due to the amendment to the advisory agreement. Prior to June 17, 2015, the amount of the asset management fee was reduced to the extent that FFO, as adjusted, during the six month period ending on the last day of the calendar quarter immediately preceding the date such asset management fee was payable, was less than distributions declared during the same period. Another increase in operating expenses is the increase in professional fees of $3.9 million, primarily due to an increase in legal and audit fees.
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
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. All amounts are calculated based on quarterly averages for years ended December 31, 2014 and 2013.
(2) Includes the effect of amortization of premium or accretion of discount and deferred fees.
(3) Calculated as interest income or expense divided by average carrying value.

(4) Annualized based on first loan acquisition of May 15, 2013.
(5) Calculated by dividing total average interest-bearing liabilities by total average interest-earning assets.
(6) Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield on interest-earning assets.
Interest income
Interest income for the years ended December 31, 2014 and 2013 totaled $15.5 million and $0.8 million, respectively. As of December 31, 2014, our portfolio consisted of 38 Loans and eight investments in CMBS. The main driver in the increase in interest income was the increase in the size of our portfolio due to investing capital raised through the Offering. As of December 31, 2014, our Loans had a total carrying value of $457.5 million and our CMBS investments had a fair value of $50.2 million, while as of December 31, 2013, the Loans had a total carrying value of $30.8 million and our CMBS investments had a fair value of $5.0 million. In addition to the growth in the portfolio, increase in asset yields also contributed to growth in interest income. During the year ended December 31, 2014 the yield on the interest-earning assets increased by 151 basis points compared to the year ended December 31, 2013.
Interest expense
Interest expense for the year ended December 31, 2014 increased to $2.2 million compared to interest expense for year ended December 31, 2013 of $32,313, primarily due to increase in borrowings. During the years ended As of December 31, 2014 and 2013, we had total borrowing outstanding of $176.4 million and $7.3 million, respectively. In addition, interest expense increased by 230 basis point increase in the yield of interest-bearing liabilities during the year ended December 31, 2014 compared to year ended December 31, 2013. The increase in yield was primarily due to borrowing more on our repurchase agreements for Loans, including our mezzanine Loans which have a higher borrowing spread.
Expenses from operations
Expenses from operations for the years ended December 31, 2014 and 2013 were made up of the following (in thousands):

	Year Ended December 31,
	2014	2013
Acquisition fees	$4,386	$—
Asset management and subordinated performance fee	604	—
Professional fees	1,050	71
Other expenses (*)	1,148	570
Loan loss provision	570	$—
Total expenses from operations	$7,758	$641
________________________
(*) Other expenses includes board of directors and insurance expense, a change in presentation from our Form 10-K for period ending December 31, 2014 and 2013. The change is applied retrospectively.
The increase in our expenses from operations was primarily related to asset acquisition fees which will trend parallel with the rate of our originations and acquisitions. During the year ended December 31, 2014, we originated and acquired loans and CMBS with a par value of $477.2 million and in conjunction with these transaction we expensed $4.4 million of acquisition fees. During the year ended December 31, 2013, we only made six loan investments with an aggregate par value of $34.4 million.
Liquidity and Capital Resources
Our principal demands for cash will be acquisition costs, including the purchase price of any investments we originate or acquire, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Prior to January 2016, we generally funded our investments from the net proceeds of the Offering. We can acquire our assets with cash or debt, but we also may acquire assets free and clear of indebtedness by paying the entire purchase price for the asset in cash or in OP units. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends, although given the termination of our Offering we expect our new investments to decrease significantly in 2016 unless we are able to raise additional equity capital.

Loan Repo Facilities
We entered into the JPM Repo Facility with JP Morgan Chase Bank, National Association (the"JPM Repo Facility"). The JPM Repo Facility provides up to $150.0 million in advances, subject to adjustment, which we expect to use to finance the acquisition or origination of eligible loans, including first mortgage loans, junior mortgage loans, mezzanine loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 2.25% to 4.50%, depending on the attributes of the purchased assets. The initial maturity date of the JPM Repo Facility is June 18, 2016, with a one-year extension at our option, which may be exercised upon the satisfaction of certain conditions. As of December 31, 2015 and 2014, there was $84.3 million and $76.5 million of principal outstanding on the JPM Repo Facility, respectively.

We entered into the Barclays Repo Facility with Barclays Bank PLC ("Barclays Repo Facility"). The Barclays Repo Facility provides up to $150.0 million in advances, subject to adjustment, which we expect to use to finance the acquisition or origination of eligible loans, including first mortgage loans, junior mortgage loans, mezzanine loans and participation interests therein. Advances under the Barclays Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 2.00% to 2.50%, depending on the attributes of the purchased assets. The initial maturity date of the Barclays Repo Facility was September 3, 2015, with four six-month extensions at our option, which may be exercised upon the satisfaction of certain conditions. We exercised our first extension on the Barclays Repo Facility and extended the maturity date to March 3, 2016, with three six-month extensions options remaining, which may be exercised upon the satisfaction of certain conditions. As of December 31, 2015 and 2014, we had $121.9 million and $73.7 million of principal outstanding under the Barclays Repo Facility, respectively.
The JPM Repo Facility and the Barclay’s Repo Facility generally provide that in the event of a decrease in the value of our collateral, the lenders can demand additional collateral. Should the value of our collateral decrease, whether as a result of deteriorating credit quality, an increase in credit market spreads or otherwise, resulting margin calls may cause an adverse change in our liquidity position.
CMBS Master Repurchase Agreements ("MRAs")
We entered into various MRAs that allow us to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary. As of December 31, 2015 and 2014, we entered into six MRAs, of which three were in use, described below (in thousands):

	Amount			Weighted Average
Counterparty	Outstanding	Accrued Interest	Collateral Pledged	Interest Rate	Days to Maturity
As of December 31, 2015
J.P. Morgan Securities LLC (*)	$86,898	$108	$130,618	2.03%	8
Citigroup Global Markets, Inc.	26,619	71	35,528	2.00%	45
Wells Fargo Securities, LLC	3,694	3	4,925	1.67%	13
Total/Weighted Average	$117,211	182	171,071	2.01%	17

As of December 31, 2014
J.P. Morgan Securities LLC	$18,528	8	23,843	1.44%	20
Citigroup Global Markets, Inc.	4,010	2	5,015	1.46%	20
Wells Fargo Securities, LLC	3,731	2	4,975	1.52%	20
Total/Weighted Average	$26,269	12	33,833	1.46%	20
________________________
(*) Collateral includes $56,044 of Tranche C of RFT issued CLO to JPM. The investment in Tranche C of the CLO eliminates on the consolidated balance sheets as of December 31, 2015.
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
Recently, the Commercial Mortgage Securitization market has experienced a period of widening credit spreads and limited liquidity.  This could impact the timing and execution of an additional CLO if we plan to issue one in the near term. We continue to monitor the credit markets to determine the best time to create another CLO financing vehicle. Additionally, this period of widening credit spreads and limited liquidity has affected the fair market value of the CMBS securities we hold in position.
Distributions
On May 13, 2013, our board of directors authorized, and we declared, a distribution, which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00565068493 per day per share of common stock. The distributions will be payable by the fifth day following the end of each month to stockholders of record at the close of business each day during the prior month.
The below table shows the distributions paid on shares outstanding during the years ended December 31, 2015 and 2014 (in thousands):

Year Ended December 31, 2015 Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2015	$1,511	$1,109
February 2, 2015	1,618	1,182
March 2, 2015	1,567	1,153
April 1, 2015	1,873	1,394
May 1, 2015	1,972	1,478
June 1, 2015	2,216	1,656
July 1, 2015	2,282	1,738
August 3, 2015	2,510	1,907
September 1, 2015	2,663	2,026
October 2, 2015	2,723	2,042
November 2, 2015	2,962	2,218
December 1, 2015	3,052	2,258
Total	$26,949	$20,161

Year Ended December 31, 2014 Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2014	$141	$74
February 3, 2014	171	85
March 3, 2014	213	106
April 1, 2014	305	163
May 1, 2014	353	206
June 2, 2014	452	282
July 2, 2014	571	356
August 2, 2014	759	485
September 2, 2014	951	628
October 2, 2014	1,073	736
November 2, 2014	1,249	905
December 1, 2014	1,354	1,001
Total	$7,592	$5,027

The following table shows the sources for the payment of distributions to common stockholders for the periods presented (in thousands):

	Year Ended December 31,
	2015		2014
Distributions:
Cash distributions paid	$26,949		$7,592
Distributions reinvested	20,161		5,027
Total distributions	$47,110		$12,619
Source of distribution coverage:
Cash flows provided by operations	$25,433	54.0%	$2,685	21.3%
Proceeds from issuance of common stock	1,516	3.2%	4,907	38.9%
Common stock issued under DRIP	20,161	42.8%	5,027	39.8%
Total sources of distributions	$47,110	100.0%	$12,619	100.0%
Cash flows provided by operations	$25,433		$2,685
Net income	$24,933		$5,415
The following table compares cumulative distributions paid to cumulative net income (in accordance with GAAP) for the period from November 15, 2012 (date of inception) through December 31, 2015 (in thousands):

For the period from November 15, 2012 (date of inception) to December 31, 2015
Distributions paid:
Common stockholders in cash	$34,827
Common stockholders pursuant to DRIP / offering proceeds	25,377
Total distributions paid	$60,204
Reconciliation of net income:
Net interest income	$61,138
Gain on sale	112
Acquisition fees	(12,302)
Other operating expenses	(18,514)
Net income	$30,434
Cash flows provided by operations	$28,894
Cash Flows
Cash Flows for the Year Ended December 31, 2015
Net cash provided by operating activities for the year ended December 31, 2015 was $25.4 million. Cash inflows were primarily driven by an increase in net interest income to $47.1 million, but were partially offset by cash outflows mainly for Acquisition fees of $7.9 million.
Net cash used in investing activities for the year ended December 31, 2015 was $749.8 million. Cash outflows were primarily driven by originations and acquisitions with $793.7 million and $85.5 million representing our investment in 45 new loans and eight new CMBS positions, respectively.
Net cash provided by financing activities for the year ended December 31, 2015 was $738.8 million. Cash inflows for the period of $385.2 million from the issuance of common stock, $292.5 million from new borrowings under a CLO and $90.9 million from net borrowings on our CMBS MRAs.
Cash Flows for the Year Ended December 31, 2014
Net cash provided by operating activities for the year ended December 31, 2014 was $2.7 million. Cash inflows were primarily driven by our net interest income of $13.3 million, but were partially offset by cash outflows mainly for Acquisition fees of $4.4 million.
Net cash used in investing activities for the year ended December 31, 2014 was $471.6 million. Cash outflows were primarily driven by the acquisition of 33 and seven new loan and CMBS investments, respectively.
Net cash provided by financing activities for the year ended December 31, 2014 was $469.2 million. Cash inflows for the period were primarily due to $345.9 million of issuance of common stock and $150.2 million from net borrowings on the Loan Repo Facilities and $26.3 million from net borrowing on our CMBS MRAs.

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
Contractual Obligations and Commitments
Our contractual obligations including expected interest payments as of December 31, 2015 are summarized as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$890	$120,500	$16,939	$—	$138,329
Barclays Repo Facility	121,914	—	—	—	121,914
JPM Repo Facility	84,325	—	—	—	84,325
CLO	—	—	—	294,186	294,186
JPM MRA	86,898	—	—	—	86,898
Citi MRA	26,619	—	—	—	26,619
Wells MRA	3,694	—	—	—	3,694
Total	$324,340	$120,500	$16,939	$294,186	$755,965
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
In addition, we have contractual obligations under our agreements with the Advisor, the Former Dealer Manager and their affiliates, described below.
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
Asset Management Fee
Our Advisor, or its affiliates, receives an annual asset management fee equal to 0.75% of the cost of our assets. Commencing on the NAV pricing date, the asset management fee is based on the lower of 0.75% of the cost of our assets and 0.75% of the fair value of our assets (fair value will consist of the market value of each portfolio investment as determined in accordance with our valuation guidelines). This fee will be paid monthly in arrears, based on assets held by us during the measurement period adjusted for the appropriate closing dates for individual investments. Prior to June 17, 2015, the amount of the asset management fee was reduced to the extent that FFO, as adjusted, during the six month period ending on the last day of the calendar quarter immediately preceding the date such asset management fee was payable, was less than distributions declared during the same period. For purposes of this determination, FFO, as adjusted, is FFO adjusted to (i) include acquisition fees and acquisition expenses; (ii) include non-cash restricted stock grant amortization, if any; and (iii) include impairments and loan loss reserves on investments, if any (including commercial mortgage loans and other debt investments). FFO, as adjusted, is not the same as FFO.
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
Realty Capital Securities, LLC and its Affiliates
Selling Commissions and Former Dealer Manager Fees
Prior to the termination of the Former Dealer Manager, we paid our Former Dealer Manager selling commissions of up to 7.0% of the per share purchase price of shares in our Offering, all of which are reallowed to soliciting dealers. In addition, we paid our Former Dealer Manager a fee of 3.0% of the per share purchase price of shares in our Offering, a portion of which may be reallowed to soliciting dealers. Alternatively, a soliciting dealer may elect to receive a selling commission equal to 7.5% of the gross proceeds from the sale of shares made by such soliciting dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of such sale up to and including the fifth anniversary of the closing of such sale.
No selling commissions or Former Dealer Manager fees are paid for sales under our DRIP.

Additional Fees Incurred to the Sponsor and its Affiliates
The predecessor to AR Global is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided us and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, financial research, critical thinking and analytical resources, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.

We are also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager (“ANST”), pursuant to which ANST provided us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, the Company entered into a definitive agreement with DST Systems, Inc., its previous provider of sub-transfer agency services, to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, yearend IRS reporting and other services). See Note 9 - Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K and Item 13. Certain Relationships and Related Transactions, and Director Independence for a discussion of the various related party transactions, agreements and fees.
Total Costs Incurred Due to Related Party Arrangements
The table below shows the costs incurred due to related party arrangements during the years ended December 31, 2015, 2014 and 2013 and the associated payable as of December 31, 2015 and 2014 (in thousands): See Note 9 - Related Party Transactions and Arrangements for further detail.

	Year Ended December 31,			Payable as of December 31,
	2015	2014	2013	2015	2014
Total commissions and fees incurred from the Former Dealer Manager in connection with the offering	$37,092	$33,190	$2,705	$—	$119
Total compensation and reimbursement for services provided by the Advisor and affiliates in connection with the offering	7,442	2,627	1,250	480	1,725
Acquisition fees and related expense reimbursements in connection with operations	13,294	6,578	470	55	—
Advisory and investment banking fee	56	542	316	—	—
Subordinated performance fee and Management Fee	7,615	604	—	3,792	191
Total	$65,499	$43,541	$4,741	$4,327	$2,035
The payables as of December 31, 2015 and 2014 in the table above are included in due to affiliates on our consolidated balance sheets.
Off Balance Sheet Arrangements
We currently have no off balance sheet arrangements as of December 31, 2015 and through the date of the filing of this Form 10-K.
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
The origination and acquisition of debt investments is a key operating feature of our business plan that results in the generation of income and cash flows in order to make distributions to stockholders. Acquisition fees paid to our Advisor and acquisition expenses reimbursed to our Advisor in connection with the origination and acquisition of debt investments are evaluated in accordance with GAAP to determine if they should be expensed in the period incurred or capitalized and amortized over the life of the investment. Acquisition fees and acquisition expenses that are deemed to be expensed in the period incurred are included in the computation of net income or loss from operations. The amortization of acquisition fees and acquisition expenses that are able to be capitalized are included in the computation of net income or loss from operations. All such acquisition fees and acquisition expenses are paid in cash when incurred that would otherwise be available to distribute to our stockholders. When proceeds from the Offering have not been sufficient to fund the payment of acquisition fees and the reimbursement of acquisition expenses to our Advisor, such fees and expenses have been paid from other sources, including financings, operating cash flow, net proceeds from the sale of investments or from other cash flows. We believe that acquisition fees and acquisition expenses incurred by us negatively impact our operating performance during the period in which such investments are originated or acquired by reducing cash flows and therefore the potential distributions to stockholders. However, we only add back acquisition fees and acquisition expenses reflected in net income or loss from operations in the current period.
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
The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Funds From Operations:
Net income	$24,933	$5,415	$102
Funds from operations	$24,933	$5,415	$102
Modified Funds From Operations:
Funds from operations	$24,933	$5,415	$102
Amortization of premiums, discounts and fees on investments, net	(1,561)	(565)	(91)
Acquisition fees and acquisition expenses	7,916	4,386	—
Loan loss provision	318	570	—
Modified funds from operations	$31,606	$9,806	$11

Review of our Policies
Our board of directors, including our independent directors, has reviewed our policies described in this Annual Report on Form 10-K, as well as other policies previously reviewed and approved by our board of directors, and determined that they are in the best interests of our stockholders because: (1) they increase the likelihood that we will be able to acquire a diversified portfolio of investments, thereby reducing risk in our portfolio; (2) there are sufficient investment opportunities with the attributes that we seek; (3) our executive officers, directors and affiliates of the Advisor have expertise with the type of real estate-related investments we seek; (4) borrowings should enable us to acquire and originate investments and earn interest income more quickly; and (5) best practices corporate governance and high ethical standards help promote long-term performance, thereby increasing our likelihood of generating income for our stockholders and preserving stockholder capital.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the periods covered by this report, we did not engage in interest rate hedging activities. We do not hold or issue derivative contracts for trading or speculative purposes. We do not have any foreign denominated investments, and thus, we are not exposed to foreign currency fluctuations.
As of December 31, 2015 and 2014, our portfolio included 77 and 35 variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 25 or 50 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity (in thousands):

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	December 31, 2015	December 31, 2014
(-) 25 Basis Points	(2.38)%	(0.47)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	4.81%	4.61%
(+) 100 Basis Points	9.61%	9.22%
Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is hereby incorporated by reference to our Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
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

In connection with the preparation of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on its assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
During the fiscal year ended December 31, 2015, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
On March 10, 2016, we entered into an indemnification agreement (the “Indemnification Agreement”) with Matthew Donnelly (the “Indemnitee”) in connection with Mr. Donnelly’s appointment as our President and Chief Operating Officer. The Indemnification Agreement provides that we will indemnify the Indemnitee, to the fullest extent permitted by Maryland law and our charter and subject to the limitations set forth in the Indemnification Agreement, from and against all judgments, penalties, fines and amounts paid in settlement and expenses reasonably incurred by the Indemnitee that may result or arise in connection with the Indemnitee serving in his capacity as a present or former director, officer, employee or agent of us or as a director, trustee, officer, partner, manager, managing member, fiduciary, employee or agent of any other foreign or domestic corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise that such person is or was serving in such capacity at our request. The Indemnification Agreement further provides that, subject to the limitations set forth in the Indemnification Agreement, we will, without requiring a preliminary determination of the Indemnitee’s ultimate entitlement of indemnification under the Indemnification Agreement, advance all reasonable expenses to the Indemnitee incurred by or on behalf of the Indemnitee in connection with any proceeding the Indemnitee is or is threatened to be made a party to.
The Indemnification Agreement provides that the Indemnitee is entitled to indemnification unless it is established that (a) the act or omission of the Indemnitee was material to the matter giving rise to the proceeding and (i) was committed in bad faith or (ii) was the result of active and deliberate dishonesty, (b) the Indemnitee actually received an improper personal benefit in money, property or services or (c) in the case of any criminal proceeding, the Indemnitee had reasonable cause to believe that his conduct was unlawful. The Indemnification Agreement further limits the Indemnitee’s entitlement to indemnification in cases where (a) the proceeding was one by or in the right of us and the Indemnitee was adjudged to be liable to us, (b) the Indemnitee was adjudged to be liable on the basis that personal benefit was improperly received in any proceeding charging improper personal benefit to the Indemnitee or (c) the proceeding was brought by the Indemnitee, except in certain circumstances.
The Indemnification Agreement also provides that, except for a proceeding brought by the Indemnitee, we have the right to defend the Indemnitee in any proceeding which may give rise to indemnification under the Indemnification Agreement. The Indemnification Agreement grants the Indemnitee the right to separate counsel in certain proceedings involving separate defenses, counterclaims or other conflicts of interest and in proceedings in which we fail to assume the defense of the Indemnitee in a timely manner. The Indemnification Agreement further provides that we will use our reasonable best efforts to acquire directors and officers liability insurance covering the Indemnitee or any claim made against the Indemnitee by reason of his service to us.
The description of the Indemnification Agreement in this Annual Report on Form 10-K is a summary and is qualified in its entirety by the terms of the Indemnification Agreement attached as Exhibit 10.19 to this Annual Report on Form 10-K and incorporated herein by reference.

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
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to Consolidated Financial Statements on page F-1 of this report.
(b)    Exhibits
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1*	Termination Agreement, dated as of December 31, 2015, between the Company, Realty Finance Advisors, LLC and Realty Capital Securities, LLC
3.1(2)	Amended and Restated Articles of Amendment and Restatement, dated as of April 12, 2013
3.2(6)	Articles Supplementary, dated as of December 30, 2014
3.3(9)	Articles of Amendment, effective February 10, 2015
3.4(1)	Bylaws
4.1(6)	Amended and Restated Agreement of Limited Partnership of Realty Finance Trust, Inc. (formerly ARC Realty Finance Operating Partnership, L.P.), dated as of December 31, 2014
10.1(10)
Amended and Restated Advisory Agreement, dated as of December 20, 2013, by and among the Company, Realty Finance Operating Partnership, L.P. (formerly ARC Realty Finance Operating Partnership, L.P.) and Realty Finance Advisors, LLC (formerly ARC Realty Finance Advisors, LLC)

10.2(11)	First Amendment to Amended and Restated Advisory Agreement, entered into as of April 24, 2015, by and among the Company, Realty Finance Operating Partnership, L.P. and Realty Finance Advisors, LLC
10.3(12)	Second Amendment to Amended and Restated Advisory Agreement, dated June 23, 2015, by and among the Company, Realty Finance Operating Partnership, L.P. and Realty Finance Advisors, LLC
10.4(2)	Employee and Director Incentive Restricted Share Plan
10.5(2)	Form of Restricted Share Award Agreement Pursuant to the Employee and Director Incentive Restricted Share Plan
10.6(3)	Revolving Line of Credit Agreement, made and entered into as of May 15, 2013, by and between the Company and AR Capital, LLC
10.7(3)	First Amendment to Revolving Line of Credit Agreement, made and entered into as of July 17, 2013, by and between the Company and AR Capital, LLC
10.8(4)	Uncommitted Master Repurchase Agreement, dated as of June 18, 2014, between the Company JPM Loan, LLC and JPMorgan Chase Bank, National Association
10.9(13)	Amendment No.1 to Master Repurchase Agreement, dated as of June 24, 2015, by and between the Company, JPM Loan, LLC and JP Morgan Chase Bank, National Association
10.10(14)	Amendment No. 2 to Master Repurchase Agreement, dated as of September 28, 2015, between the Company, JPM Loan, LLC and JPMorgan Chase Bank, National Association
10.11*	Amendment No. 3 to Master Repurchase Agreement, dated as of December 30, 2015, between the Company, JPM Loan, LLC and JPMorgan Chase Bank, National Association
10.12(5)	Guarantee Agreement, dated as of June 18, 2014, between the Company and JPMorgan Chase Bank, National Association
10.13(5)	Master Repurchase Agreement, dated as of September 5, 2014, between ARC RFT BB Loan, LLC and Barclays Bank PLC
10.14(5)	Guaranty, dated as of September 5, 2014, between the Company and Barclays Bank PLC
10.15*	First Amendment to Guaranty, dated as of December 30, 2015, between the Company and Barclays Bank PLC.
10.16(15)
Indenture, dated October 19, 2015, by and among RFT 2015-FL1 Issuer Ltd., as issuer, RFT 2015-FL1 Co-Issuer LLC, as issuer, Realty Finance Operating Partnership L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator, paying agent, calculation agent, transfer agent, custodian, securities intermediary, backup advancing agent and notes registrar

10.17(7)	Indemnification Agreement, dated as of December 31, 2014, between the Company and certain directors, officers and service providers
10.18(13)	Indemnification Agreement, dated May 26, 2015, between the Company and Donald R. Ramon
10.19*	Indemnification Agreement, dated March 10, 2016, between the Company and Matthew Donnelly
14.1(2)	Code of Ethics, dated as of February 7, 2013

16.1(8)	Letter from Grant Thornton LLP to the Securities and Exchange Commission dated January 28, 2015
21*	Subsidiaries of the Registrant
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

____________________________________________
*Filed herewith.

(1)	Filed as an exhibit to Pre-Effective Amendment No. 1 to our Registration Statement on Form S-11/A filed with the SEC on January 23, 2013.

(2)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 15, 2013.

(3)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 13, 2013.

(4)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 7 to our Registration Statement on Form S-11 filed with the SEC on July 11, 2014.

(5)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 8 to our Registration Statement on Form S-11 filed with the SEC on October 8, 2014.

(6)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on January 6, 2015.

(7)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 9 to our Registration Statement on Form S-11 filed with the SEC on January 8, 2015.

(8)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on January 28, 2015.

(9)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on February 17, 2015.

(10)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 11 to our Registration Statement on Form S-11 filed with the SEC on April 8, 2015.

(11)	Filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2014 filed with the SEC on April 24, 2015.

(12)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on June 23, 2015.

(13)	Filed as an exhibit to Pre-Effective Amendment No.1 to Post-Effective Amendment No.12 to our Registration Statement on Form S-11 filed with the SEC on July 8, 2015.

(14)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 13 filed with the SEC on October 8, 2015.

(15)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on October 23, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of March, 2016.

Realty Finance Trust, Inc.
By	/s/ Peter M. Budko
Peter M. Budko
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Peter M. Budko	Chief Executive Officer and Chairman of the Board	March 11, 2016
Peter M. Budko	(Principal Executive Officer)

/s/ Nicholas Radesca	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 11, 2016
Nicholas Radesca

/s/ Matt Donnelly	President and Chief Operating Officer	March 11, 2016
Matt Donnelly

/s/ Dr. Robert J. Froehlich	Lead Independent Director	March 11, 2016
Dr. Robert J. Froehlich

/s/ Elizabeth K. Tuppeny	Independent Director	March 11, 2016
Elizabeth K. Tuppeny

REALTY FINANCE TRUST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Realty Finance Trust, Inc.:
We have audited the accompanying consolidated balance sheets of Realty Finance Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule titled Schedule IV - Mortgage Loans on Real Estate as of December 31, 2015. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Realty Finance Trust, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Realty Finance Trust, Inc.:

We have audited the accompanying consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows of Realty Finance Trust, Inc. (a Maryland corporation) and subsidiaries (the “Company”) for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Realty Finance Trust, Inc. and subsidiaries for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 13, 2014

REALTY FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$14,807	$386
Restricted cash	5,366	68
Commercial mortgage loans, held for investment, net (1) (2)	1,124,201	456,884
Real estate securities, at fair value	130,754	50,234
Receivable for loan repayment	1,307	—
Accrued interest receivable	5,360	2,866
Prepaid expenses and other assets	689	3,782
Total assets	$1,282,484	$514,220
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$287,229	$—
Repurchase agreements - commercial mortgage loans	206,239	150,169
Repurchase agreements - real estate securities	117,211	26,269
Interest payable	792	232
Distributions payable	5,552	2,623
Accounts payable and accrued expenses	6,805	2,385
Due to affiliates	4,327	2,035
Total liabilities	$628,155	$183,713
Commitment and Contingencies (See Note 8)
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of December 31, 2015 and 2014	$—	$—
Convertible stock ("promote shares"); $0.01 par value, 1,000 shares authorized, issued and outstanding as of December 31, 2015 and 2014	1	1
Common stock, $0.01 par value, 949,999,000 shares authorized, 31,385,280 and 15,472,192 shares issued and outstanding as of December 31, 2015 and 2014, respectively	314	155
Additional paid-in capital	691,590	340,874
Accumulated other comprehensive loss	(2,254)	(307)
Accumulated deficit	(35,322)	(10,216)
Total stockholders' equity	$654,329	$330,507
Total liabilities and stockholders' equity	$1,282,484	$514,220
_______________________
(1) Includes $426,155 and $0 of loans pledged as collateral on collateralized loan obligations as of December 31, 2015 and 2014, respectively.
(2) Net of allowance for loan loss of $0.9 million and $0.6 million as of December 31, 2015 and 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended December 31,
	2015	2014	2013
Interest Income:
Interest income	$59,393	$15,466	$775
Less: Interest expense	12,268	2,196	32
Net interest income	47,125	13,270	743
Expenses:
Acquisition fees	7,916	4,386	—
Asset management and subordinated performance fee	7,615	604	—
Professional fees	4,997	1,050	71
Other expenses	1,346	1,148	570
Loan loss provision	318	570	—
Total expenses	22,192	7,758	641
Gain on sale of loan	—	112	—
Income before income taxes	24,933	5,624	102
Income tax provision	—	209	—
Net income	$24,933	$5,415	$102

Basic net income per share	$1.03	$0.75	$0.19
Diluted net income per share	$1.03	$0.75	$0.19
Basic weighted average shares outstanding	24,253,905	7,227,169	526,084
Diluted weighted average shares outstanding	24,259,169	7,232,559	530,096

The accompanying notes are an integral part of these consolidated financial statements.

REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Net income	$24,933	$5,415	$102
Unrealized loss on available-for-sale securities	(1,947)	(297)	(10)
Comprehensive income attributable to Realty Finance Trust, Inc.	$22,986	$5,118	$92

The accompanying notes are an integral part of these consolidated financial statements.

REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Convertible Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2012	—	$—	8,888	$—	$200	$—	$(16)	$184
Issuance of common stock	—	—	1,311,226	13	32,194	—	—	32,207
Common stock repurchases	—	—	(1,400)	—	(35)	—	—	(35)
Common stock offering costs, commissions and dealer manager fees	—	—	—	—	(5,944)	—	—	(5,944)
Common stock issued through distribution reinvestment plan	—	—	7,956	—	189	—	—	189
Share-based compensation	—	—	3,999	—	16	—	—	16
Net income	—	—	—	—	—	—	102	102
Distributions declared	—	—	—	—	—	—	(691)	(691)
Other comprehensive loss	—	—	—	—	—	(10)	—	(10)
Balance, December 31, 2013	—	—	1,330,669	13	26,620	(10)	(605)	26,018
Issuance of common stock	—	—	13,947,701	140	346,872	—	—	347,012
Issuance of convertible stock	1,000	1	—	—	—	—	—	1
Common stock repurchases	—	—	(19,355)	—	(464)	—	—	(464)
Common stock offering costs, commissions and dealer manager fees	—	—	—	—	(37,206)	—	—	(37,206)
Common stock issued through distribution reinvestment plan	—	—	211,577	2	5,025	—	—	5,027
Share-based compensation	—	—	1,600	—	27	—	—	27
Net income	—	—	—	—	—	—	5,415	5,415
Distributions declared	—	—	—	—	—	—	(15,026)	(15,026)
Other comprehensive loss	—	—	—	—	—	(297)	—	(297)
Balance, December 31, 2014	1,000	1	15,472,192	155	340,874	(307)	(10,216)	330,507
Issuance of common stock	—	—	15,428,195	155	385,000	—	—	385,155
Common stock repurchases	—	—	(360,719)	(4)	(8,550)	—	—	(8,554)
Common stock offering costs, commissions and dealer manager fees	—	—	—	—	(45,917)	—	—	(45,917)
Common stock issued through distribution reinvestment plan	—	—	842,946	8	20,153	—	—	20,161
Share-based compensation	—	—	2,666	—	30	—	—	30
Net income	—	—	—	—	—	—	24,933	24,933
Distributions declared	—	—	—	—	—	—	(50,039)	(50,039)
Other comprehensive loss	—	—	—	—	—	(1,947)	—	(1,947)
Balance, December 31, 2015	1,000	$1	31,385,280	$314	$691,590	$(2,254)	$(35,322)	$654,329

The accompanying notes are an integral part of these consolidated financial statements.

REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$24,933	$5,415	$102
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(1,561)	(399)	(91)
Accretion of deferred commitment fees	(1,068)	(166)	—
Amortization of deferred financing costs	2,819	479	—
Realized gain on sale of commercial mortgage loan	—	(112)	—
Share-based compensation	30	27	16
Loan loss provision	318	570	—
Changes in assets and liabilities:
Accrued interest receivable	(1,426)	(2,574)	(126)
Prepaid expenses and other assets	723	(18)	(229)
Accounts payable and accrued expenses	(1,707)	(276)	1,090
Due to affiliate	1,812	(478)	—
Interest payable	560	217	14
Net cash provided by operating activities:	$25,433	$2,685	$776
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans	$(793,731)	$(429,941)	$(30,787)
Purchase of real estate securities	(85,463)	(45,597)	(5,015)
Proceeds from sale of commercial mortgage loan	—	3,692	—
Principal repayments received on commercial mortgage loans	126,336	136	47
Principal repayments received on real estate securities	3,010	73	—
Net cash used in investing activities	$(749,848)	$(471,637)	$(35,755)
Cash flows from financing activities:
Proceeds from issuances of common stock	$385,203	$345,944	$32,207
Common stock repurchases	(2,555)	(464)	(35)
Proceeds from issuances of convertible stock	—	1	—
Payments of offering costs and fees related to common stock issuances	(45,357)	(35,598)	(4,991)
Proceeds from issuance of collateralized loan obligations	292,484	—	—
Borrowings on repurchase agreements - commercial mortgage loans	423,538	150,169	—
Repayments of repurchase agreements - commercial mortgage loans	(367,468)	—	—
Borrowings on repurchase agreements - real estate securities	690,406	31,598	—
Repayments of repurchase agreements - real estate securities	(599,464)	(5,329)	—
Borrowings on revolving line of credit with affiliate	—	5,550	16,845
Repayments of revolving line of credit with affiliate	—	(12,855)	(9,540)
Increase in restricted cash related to financing activities	(5,298)	(68)	—
Advances from affiliate	—	—	956
Payments of deferred financing costs	(5,704)	(2,196)	—
Distributions paid	(26,949)	(7,592)	(286)
Net cash provided by financing activities:	$738,836	$469,160	$35,156
Net change in cash	14,421	208	177
Cash, beginning of period	386	178	1
Cash, end of period	$14,807	$386	$178

REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Supplemental disclosures of cash flow information:
Income taxes paid	$159	$50	$—
Interest paid	8,889	1,500	—
Supplemental disclosures of non-cash flow information:
Distributions payable	$5,552	$2,623	$216
Common stock issued through distribution reinvestment plan	20,161	5,027	189
Receivable for common stock issued	—	1,068	122
Reclassification of deferred offering costs to additional paid-in capital	—	—	941

The accompanying notes are an integral part of these consolidated financial statements.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
Prior to January 2016 the Company was offering for sale a maximum of 80.0 million shares of common stock, $0.01 par value per share, on a reasonable best efforts basis, pursuant to a registration statement on Form S-11 (the "Offering") filed with the U.S. Securities and Exchange Commission under the Securities Act of 1933, as amended. The Offering also covered the offer and sale of up to approximately 16.8 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock. Effective January 2016, the Company terminated the Offering, deregistered 4,069 unsold shares from the Offering and reallocated 49.7 million unsold shares from the Offering to the DRIP offering.
Prior to the NAV pricing date (as described below), we offered shares of our common stock in the Offering through Realty Capital Securities, LLC (the "Former Dealer Manager") at a per share price of up to $25.00 per share (including the maximum allowed to be charged for commissions and fees, subject to certain discounts as described in the Company's prospectus). Prior to the NAV pricing date, the Company has offered shares of its common stock through the DRIP, at a price equal to $23.75 per share, which is 95% of the primary offering price. As of close of business on November 10, 2015 (the "NAV pricing date"), pursuant to the net asset value ("NAV") as determined by the board of directors, the Company began offering shares of its common stock in the Offering at a price of up to $28.08 per share, inclusive of applicable commissions and dealer manager fees and through the DRIP at a price equal to $25.27, the NAV per share. Beginning with the NAV pricing date, the per share price for shares in the DRIP will vary and will be equal to the Company's most recent reported NAV, divided by the number of shares of the Company's common stock outstanding as of such date the NAV was calculated. As of December 31, 2015, the aggregate gross proceeds from the sale of common stock in the Offering, including DRIP was $789.8 million.
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
The Company has no direct employees. The Company has retained Realty Finance Advisors, LLC (the "Advisor") to manage the Company's affairs on a day-to-day basis. The Former Dealer Manager served as the dealer manager of the Offering. The Advisor and Former Dealer Manager are under common control with AR Global Investments, LLC (the successor business to AR Capital, LLC, "AR Global"), the parent of American Realty Capital VIII, LLC (the "Sponsor"), as a result they are related parties and each of them has received or will receive compensation and fees for services related to the Offering, the investment and management of the Company's assets, the operations of the Company and the liquidation of the Company.
The Former Dealer Manager served as the dealer manager of our primary offering and, together with certain of its affiliates, continued to provide us with various services through December 31, 2015. RCS Capital Corporation, the parent company of our Former Dealer Manager and certain of its affiliates that provided us with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of our Sponsor.
Note 2 - Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements of the Company are prepared on an accrual basis of accounting.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company, Realty Finance Operating Partnership, L.P. (the "OP") and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary.
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

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
Impairment Analysis of Real Estate Securities
Commercial real estate securities for which the fair value option has not been elected are periodically evaluated for other-than-temporary impairment. If the fair value of a security is less than its amortized cost, the security is considered impaired. Impairment of a security is considered other-than-temporary when (i) the Company has the intent to sell the impaired security; (ii) it is more likely than not the Company will be required to sell the security; or (iii) the Company does not expect to recover the entire amortized cost of the security. If the Company determines that an other-than-temporary impairment exists and a sale is likely, the impairment charge is recognized as an impairment of assets on the Company's consolidated statement of operations. If a sale is not expected, the portion of the impairment charge related to credit factors is recorded as an impairment of assets on the Company's consolidated statement of operations with the remainder recorded as an unrealized gain or loss on investments reported as a component of accumulated other comprehensive income or loss. The Company did not have any other-than-temporary impairment for the years ended December 31, 2015 and 2014.
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

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Prepaid Expenses
Prepaid expenses consists of deferred financing cost related to issuance of our revolving debt as well as certain subscription cost. Deferred financing costs are amortized over the terms of the respective financing agreement using the effective interest method and included in the interest expense on the accompanying consolidated statements of operations. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity.
Share Repurchase Program
The Company has a Share Repurchase Program (the "SRP"), which was amended as of February 28, 2016, that enables stockholders to sell their shares to the Company.
Subject to certain conditions, stockholders that purchased shares of our common stock or received their shares from us (directly or indirectly) through one or more non-cash transactions and have held their shares for a period of at least one year may request that we repurchase their shares of common stock so long as the repurchase otherwise complies with the provisions of Maryland law. Repurchase requests made following the death or qualifying disability of a stockholder will not be subject to any minimum holding period.
The repurchase price per share for requests other than for death or disability will be equal to the most-recent estimated net asset value per share of our common stock calculated by our Advisor in accordance with our valuation guidelines, or estimated per-share NAV, multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100%, if the person seeking repurchase has held his or her shares for a period greater than four years. In the case of requests for death or disability, the repurchase price per share will be equal to the estimated per-share NAV at the time of repurchase.
Repurchases pursuant to the SRP, when requested, generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Funding for repurchases pursuant to the SRP for any given fiscal semester will be limited to proceeds received during that same fiscal semester through the issuance of common stock pursuant to any DRIP in effect from time to time, provided that the Board has the power, in its sole discretion, to determine the amount of shares repurchased during any fiscal semester as well as the amount of funds to be used for that purpose. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests made during any fiscal semester or fiscal year. However, a stockholder may withdraw its request at any time or ask that we honor the request when funds are available. Pending repurchase requests will be honored on a pro rata basis. We will generally pay repurchase proceeds, less any applicable tax or other withholding required by law, by the 31st day following the end of the fiscal semester during which the repurchase request was made.
Calculations of our estimated per-share NAV will occur periodically, at the discretion of the Board, provided that such calculations will be made at least annually. Following its calculation, our estimated per-share NAV will be disclosed in a periodic report. The most recent calculation of our estimated per-share NAV approved by the Board occurred on November 4, 2015 based on our net asset value as of September 30, 2015 and was equal to $25.27.
When a stockholder requests a redemption and the redemption is approved, we will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP will have the status of authorized but unissued shares.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the consolidated balance sheet in the period distributions are declared. There have been 1,062,479 shares issued under the DRIP as of December 31, 2015.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the Offering. Offering costs (other than selling commissions and the dealer manager fee) of the Company may be paid by the Advisor, the Former Dealer Manager or their affiliates on behalf of the Company. Offering costs were reclassified from deferred costs to stockholders' equity on the day the Company commenced its operations. Offering costs include all expenses incurred by the Company in connection with its Offering as of the balance sheet date presented. These costs include but are not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Former Dealer Manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company is obligated to reimburse the Advisor or its affiliates, as applicable, for organizational and offering costs paid by them on behalf of the Company to the extent organizational and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in the Offering do not exceed 2% of gross offering proceeds. The Advisor is required to reimburse the Company to the extent that organization and offering and related costs paid by the Company exceed 2% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other organization and offering costs do not exceed 12% of the gross Offering proceeds determined at the end of the Offering. See Note 9 - Related Party Transactions and Arrangements.
Share-Based Compensation
The Company has a share-based incentive plan for certain of the Company's directors, officers and employees of the Advisor and its affiliates. Share-based awards are measured at the grant date fair value and is recognized as compensation expense on a on a straight line basis over the related vesting period of the award. See Note 10 - Share-Based Compensation.
Income Taxes
The Company conducts its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its tax return for the taxable year ended December 31, 2013. As a REIT, the Company generally will not be subject to federal corporate income tax as long as it distributes at least 90% of its REIT taxable income to its stockholders and a number of other organizational and operational requirements. However, even if we continue to qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income in addition to federal income and excise taxes on our undistributed income. Income tax of $0.2 million for the year ended December 31, 2014 represents the New York City Unincorporated Business Tax.
The Company uses a more-likely-than-not threshold for recognition and derecognition of tax positions taken or to be taken in a tax return. The Company has assessed its tax positions for all open tax years beginning with December 31, 2013 and concluded that there were no material uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes. The Company has not recognized any interest and penalties related to tax uncertainties for the years ended December 31, 2015, 2014 and 2013.
The estimated tax character of the $2.06 distributions per common share declared during 2015 was $1.31 ordinary income and $0.75 return of capital.
Per Share Data
The Company calculates basic earnings per share by dividing net income attributable to the Company for the period by the weighted-average number of shares of common stock outstanding for that period. Diluted earnings per share reflects the potential dilution that could occur from shares issuable in connection with the restricted stock plan and if convertible shares were exercised, except when doing so would be anti-dilutive.
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

See Note 13 - Segment Reporting for further information regarding the Company's segments.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Reclassification and Presentation
During the year ended December 31, 2014, the Company previously disclosed common stock repurchase of $0.5 million on the statement of cash flows within Proceeds from issuances of common stock. For the period ended December 31, 2015, the amount is presented separately within Common stock repurchases line within the statement of cash flows.
The Company previously disclosed board and insurance expenses of $0.3 million and $0.2 million respectively for year ended December 31, 2014 and $0.2 million and $0.2 million for year ended December 31, 2013 within the statements of operations. The Company combined the board and insurance expenses of $0.2 million and $0.2 million, respectively for period ending December 31, 2015 within Other Expenses in the statement of operations. The change is applied retrospectively for all periods presented within the financial statements.
Principles of Consolidation
We consolidate all entities that we control through either majority ownership or voting rights. In addition, we consolidate all variable interest entities ("VIE") of which we are considered the primarily beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.
Recent Accounting Pronouncements
In April 2015, the FASB issued ASU 2015-03 "Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 simplifies the presentation of debt issuance costs by amending the accounting guidance to require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability. The amendments are consistent with the accounting guidance related to debt discounts. This guidance is effective for the first interim or annual period beginning after December 15, 2015 and to be applied retrospectively. Early adoption of ASU 2015-03 is permissible. The Company has adopted the ASU and presented the debt arising from issuance of our collateralized debt obligation net of $6.96 million the debt issuance cost on our statements of financial condition as of December 31, 2015. The Company did not have any collateralized debt obligation debt during years prior to December 31, 2015 as such, there were no impact to the Company’s prior year’s balance sheets.
In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which amends ASC 835-30, Interest - Imputation of Interest. This update clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be deferred and presented as an asset and subsequently amortized ratably over the term of the revolving debt arrangement. The Company has adopted this ASU for presentation of debt issuance cost related to the Company’s Master Repurchase Agreements with Barclays Bank PLC and JPM Morgan Chase, N.A. The Company has deferred $0.6 million of debt issuance cost related to the Master Repurchase Agreements as of December 31, 2015 and is reported within Prepaid expenses and other assets line of the balance sheets.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The guidance is not expected to have a significant impact on the Company's financial position, results of operations or cash flows.
Note 3 - Commercial Mortgage Loans

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The following table is a summary of the Company's commercial mortgage loans by class (in thousands):

	December 31, 2015	December 31, 2014
Senior loans	$894,075	$250,093
Mezzanine loans	221,014	191,863
Subordinated loans	10,000	15,498
Total gross carrying value of loans	1,125,089	457,454
Less: Allowance for loan losses	888	570
Total commercial mortgage loans, net	$1,124,201	$456,884
The following table presents the activity in the Company's allowance for loan losses (in thousands):

	Year Ended December 31,
	2015	2014
Beginning of period	$570	$—
Provision for loan losses	318	570
Charge-offs	—	—
Recoveries	—	—
Ending allowance for loan loss	$888	$570
As of December 31, 2015 and 2014, the Company's commercial mortgage loan portfolio comprised of 77 and 38 loans, respectively.

	December 31, 2015		December 31, 2014
	Par Value	Percentage	Par Value	Percentage
Office	$307,876	27.2%	$217,480	47.1%
Multifamily	305,129	26.9%	22,957	5.0%
Hospitality	171,752	15.1%	74,566	16.2%
Retail	158,784	14.0%	45,513	9.9%
Mixed Use	138,798	12.2%	100,699	21.8%
Industrial	52,107	4.6%	—	—%
	$1,134,446	100.0%	$461,215	100.0%
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
All commercial mortgage loans are assigned an initial risk rating of 2.0. As of December 31, 2015 and 2014, the weighted average risk rating of loans was 2.0 and 2.0. As of December 31, 2015 and 2014, the Company did not have any loans that were past due on their payments, in non-accrual status or impaired.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

For the year ended December 31, 2015 and 2014, the activity in the Company's loan portfolio was as follows (in thousands):

	Year Ended December 31,
	2015	2014
Balance at Beginning of Year	$456,884	$30,832
Acquisitions and originations	793,731	429,941
Dispositions	—	(3,580)
Principal repayments	(127,643)	(136)
Discount accretion and premium amortization*	1,547	397
Provision for loan losses	(318)	(570)
Balance at End of Year	$1,124,201	$456,884
________________________
* Includes amortization of capitalized acquisition fees and expenses.
Note 4 - Real Estate Securities
The following is a summary of the Company's real estate securities, CMBS (in thousands):

		Weighted Average
	Number of Investments	Interest Rate	Maturity	Par Value	Fair Value
December 31, 2015	16	4.71%	February 2019	$133,183	$130,754
December 31, 2014	8	3.28%	November 2017	50,447	50,234
The Company classified its CMBS investments as available-for-sale as of December 31, 2015 and 2014. These investments are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income or loss. The following table shows the changes in fair value of the Company's CMBS investments (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2015	$133,008	$—	$(2,254)	$130,754
December 31, 2014	50,541	14	(321)	50,234
Note 5 - Debt
Repurchase Agreements - Commercial Mortgage Loans
The Company entered into repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility") and Barclays Bank PLC (the "Barclays Repo Facility"). The JPM Repo Facility provides up to $150.0 million in advances. The Barclays Repo Facility provides up to $150.0 million in advances. Both, the JPM Repo Facility and Barclays Repo Facility are subject to adjustment. The Company expects to use advances from the JPM Repo Facility and the Barclays Repo Facility to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participation interests therein. The initial maturity date of the JPM Repo Facility is June 18, 2016, with a one-year extension at the Company’s option, which may be exercised upon the satisfaction of certain conditions. The Company exercised its first extension on the Barclays Repo Facility, and extended the maturity date to March 3, 2016, with three six-month extensions remaining at the Company’s option, which may be exercised upon the satisfaction of certain conditions. As of December 31, 2015, the Company is in compliance with all debt covenants.
As of December 31, 2015 and 2014, the Company had $84.3 million and $76.5 million outstanding under the JPM Repo Facility. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin between 2.25% to 4.50%, depending on the attributes of the purchased assets. As of December 31, 2015 and 2014, the weighted average interest rate on advances was 3.11% and 3.84% respectively. The Company incurred $4.2 million and $1.2 million in interest expense on the JPM Repo Facility for the year ended December 31, 2015 and 2014, respectively.
As of December 31, 2015 and 2014, the Company had $121.9 million and $73.7 million outstanding under the Barclays Repo Facility. Advances under the Barclays Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin between 2.00% to 2.50%, depending on the attributes of the purchased assets.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

As of December 31, 2015 and 2014 , the weighted average interest rate on advances was 2.39% and 2.16% respectively. The Company incurred $3.0 million and $0.3 million of interest expense on the Barclays Repo Facility for the year ended December 31, 2015 and 2014, respectively.

The JPM Repo Facility and the Barclay’s Repo Facility generally provide that in the event of a decrease in the value of our collateral, the lenders can demand additional collateral. Should the value of the Company’s collateral decrease, whether as a result of deteriorating credit quality, an increase in credit market spreads or otherwise, resulting margin calls may cause an adverse change in the Company’s liquidity position.
Repurchase Agreements - Real Estate Securities
The Company has entered into various Master Repurchase Agreements (the "MRAs") that allow the Company to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30-90 days and terms are adjusted for current market rates as necessary. Below is a summary of the Company's MRAs as of December 31, 2015 and 2014 (in thousands).

As of December 31, 2015				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (*)	Interest Rate	Days to Maturity
JP Morgan Securities LLC	$86,898	$108	$130,618	2.03%	8
Citigroup Global Markets, Inc.	26,619	71	35,528	2.00%	45
Wells Fargo Securities, LLC	3,694	3	4,925	1.67%	13
Total/Weighted Average	$117,211	$182	$171,071	2.01%	17
________________________
* Includes $56,044 Tranche C of RFT issued CLO held by the Company, which eliminates within the Real estate securities, at fair value line of the consolidated balance sheets as of December 31, 2015.

As of December 31, 2014				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged	Interest Rate	Days to Maturity
JP Morgan Securities LLC	$18,528	$8	$23,843	1.44%	20
Citigroup Global Markets, Inc.	4,010	2	5,015	1.46%	20
Wells Fargo Securities, LLC	3,731	2	4,975	1.52%	20
Total/Weighted Average	$26,269	$12	$33,833	1.46%	20
Collateralized Loan Obligation
On October 19, 2015, RFT 2015-FL1 Issuer, Ltd. (the “Issuer”) and RFT 2015-FL1 Co-Issuer, LLC (the “Co-Issuer”), both wholly owned indirect subsidiaries of the Company, entered into an indenture with the Realty Finance Operating Partnership, L.P. (“RFT OP”), as advancing agent, U.S. Bank National Association as note administrator and U.S. Bank National Association as trustee, which governs the issuance of approximately $350.2 million principal balance secured floating rate notes (the “Notes”). In addition, concurrently with the issuance of the Notes, the Issuer also issued 78,188,494 Preferred Shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “Preferred Shares”), which were not offered as part of closing the indenture. For U.S. federal income tax purposes, the Issuer and Co-Issuer are disregarded entities.
The Notes are collateralized by interests in a pool of 28 mortgage assets having a total principal balance of $428.4 million (the “Mortgage Assets”) originated by a subsidiary of the Company. The sale of the Mortgage Assets to the Issuer is governed by a Mortgage Asset Purchase Agreement dated as of October 19, 2015, between the Company and the Issuer. In connection with the securitization, the Issuer and Co-Issuer offered and sold the following classes of Notes: Class A, Class B, Class C Notes to third parties. A wholly owned subsidiary of the Company retained approximately $56.0 million of the total $76.0 million of Class C and all of the preferred equity in the Issuer. The retained Class C and the preferred equity as well as the related interest are eliminated in the Company's consolidated financial statements. The Company, as the holder of preferred equity in the Issuer, will absorb the first losses of the collateralized loan obligation, as such may have negative impact to our

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

result of operations. The issuance of the CLO also results in increase in interest expense within the consolidated statement of operations due to increased interest expense. The following table represents the terms of the CLO issued.

As of December 31, 2015
Facility	Par Value Issued	Par Value Outstanding (*)	Interest Rate	Maturity Date
Tranche A	$231,345	$231,345	1M LIBOR + 175	8/1/2030
Tranche B	42,841	42,841	1M LIBOR + 388	8/1/2030
Tranche C	76,044	20,000	1M LIBOR + 525	8/1/2030
	$350,230	$294,186
________________________
* Excludes $56,044 of Tranche C of RFT issued CLO held by the Company, which eliminates within the Real estate securities, at fair value line of the consolidated balance sheets as of December 31, 2015.
The below represents the total assets and liabilities of the Company's only CLO. The CLO is considered a VIE and is consolidated into our consolidated financial statements as of December 31, 2015 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLO because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.

Assets	December 31, 2015	December 31, 2014
Cash	$5	$—
Commercial mortgage loans, held for investment, net	426,155	—
Accrued interest receivable	1,048	—
Total Assets	$427,208	$—

Liabilities
Notes payable (*)	$348,269	$—
Accrued interest payable	513	—
Total Liabilities	$348,782	$—
________________________
* Includes $55,769 of Tranche C of RFT issued CLO held by the Company, which eliminates within the Collateral loan obligations line of the consolidated balance sheets as of December 31, 2015.
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
The Company did not exercise the extension options provided under the terms of the Revolver and allowed it to mature on May 15, 2014. The Company did not have an outstanding balance on the date of maturity. The Company incurred $0, $16,881 and $30,007 in interest expense on the Revolver for the years ended December 31, 2015, 2014 and 2013, respectively.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 6 - Net Income Per Share
The following table is a summary of the basic and diluted net income per share computation for the years ended December 31, 2015, 2014 and 2013, respectively:

	Years Ended December 31,
	2015	2014	2013
Net income (in thousands)	$24,933	$5,415	$102
Basic weighted average shares outstanding	24,253,905	7,227,169	526,084
Unvested restricted shares	5,264	5,390	4,012
Diluted weighted average shares outstanding	24,259,169	7,232,559	530,096
Basic net income per share	$1.03	$0.75	$0.19
Diluted net income per share	$1.03	$0.75	$0.19
Note 7 - Common Stock
As of December 31, 2015 and 2014, the Company had 31,385,280 and 15,472,192 shares of common stock outstanding, respectively, including shares issued pursuant to the DRIP and unvested restricted shares. As of December 31, 2015 and 2014, the Company had received net proceeds of approximately $755.5 million and $378.9 million, respectively, excluding shares issued pursuant to the DRIP and share-based compensation.
On December 30, 2014, the Company filed with the Maryland State Department of Assessments and Taxation articles supplementary to its charter that reclassified 1,000 authorized but unissued shares of the Company’s common stock as shares of convertible stock and set the terms of such convertible shares. The Company then issued 1,000 convertible shares to the Advisor for $1.00 per share. The convertible shares will automatically convert to shares of common stock upon the first occurrence of any of the following triggering events: (i) the Company has paid total distributions on the then-outstanding shares of common stock in an amount equal to or in excess of the sum of the invested capital (as defined in the Company’s charter) plus an aggregate 6.0% cumulative, pre-tax, non-compounded, annual return on such invested capital, (ii) a listing of the Company’s shares of common stock on a national securities exchange and (iii) the termination of the Company’s advisory agreement under certain circumstances. In general, but with certain exceptions as outlined in the articles supplementary, each convertible share will convert into a number of common shares equal to 1/1000 of the quotient of (a) the conversion product (the product of 0.15 times the amount, if any, by which (i) the sum of the enterprise value as of the date of the triggering event plus total distributions paid to the Company’s stockholders through the date of the triggering event exceeds (ii) the sum of the Company's stockholders’ invested capital plus a 6.0% return as of the date of the triggering event) divided by (b) the quotient of the enterprise value divided by the number of shares of the Company’s common stock outstanding (on an as-converted basis) on the date of the triggering event. The conversion product will be reduced by the amounts payable pursuant to the annual subordinated performance fee as realized appreciation in the Company’s assets during the time that the Advisor or one of its affiliates acts as the Company’s advisor. As of December 31, 2015, the Company did not incur any of the aforementioned trigger events.
Distributions
In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, without regard to the deduction for distributions paid and excluding net capital gains. The Company must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal income taxes.
On May 13, 2013, the Company's board of directors authorized, and the Company declared a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00565068493 per day. The Company's distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The Board may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distributions payments are not assured. The Company distributed $47.1 million during the year ended December 31, 2015, comprised of $27.0 million in cash and $20.2 million in shares of common stock issued under the DRIP. The Company distributed $12.6 million during the year ended December 31, 2014, comprised of $7.6 million in cash and $5.0 million in shares of common stock issued under the DRIP.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Note 8 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of December 31, 2015 and 2014, the Company had the below unfunded commitments which will generally be funded to finance capital expenditures by the Company's borrowers.

Funding Expiration	December 31, 2015	December 31, 2014
2015	$—	$3,450
2016	890	26,701
2017	16,072	20,810
2018	104,428	7,169
2019	16,939	1,240
2020	—	4,175
	$138,329	$63,545
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.
Note 9 - Related Party Transactions and Arrangements
As of December 31, 2015, an entity wholly-owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock.
Fees Paid in Connection with the Offering
The Former Dealer Manager received fees and compensation in connection with the sale of the Company’s common stock in the Offering. The Former Dealer Manager received a selling commission of up to 7.0% of the per share purchase price of the Company's offering proceeds before reallowance of commissions earned by soliciting dealers. In addition, the Former Dealer Manager receives up to 3.0% of the gross proceeds from the sale of shares, before reallowance to soliciting dealers, as a dealer manager fee. The Former Dealer Manager was permitted to reallow its dealer manager fee to such soliciting dealers. A soliciting dealer was permitted to elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such soliciting dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option was elected, the dealer manager fee was reduced to 2.5% of gross proceeds (not including selling commissions and Former Dealer Manager fees).
The predecessor to AR Global is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.
The Company is also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager (“ANST”), pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. Subsequently, effective February 26, 2016, the Company entered into a definitive agreement with DST Systems, Inc., its previous provider of sub-transfer agency services, to  provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The table below shows the compensation and reimbursement to the Advisor, its affiliates, entities under common control with the Advisor and the Former Dealer Manager incurred for services relating to the Offering during the years ended December 31, 2015, 2014 and 2013, respectively, and the associated payable as of December 31, 2015 and 2014, respectively (in thousands):

	Years Ended December 31,			Payable as of December 31,
	2015	2014	2013	2015	2014
Total commissions and fees incurred from the Former Dealer Manager	$37,092	$33,190	$2,705	$—	$119

Total compensation and reimbursement for services provided by the Advisor, its affiliates, entities under common control with the Advisor and the Former Dealer Manager	$7,442	$2,627	$1,250	$480	$1,725
The payables as of December 31, 2015 and 2014 in the table above are included in "due to affiliate" on the Company's consolidated balance sheets. The fees incurred are recorded within additional paid in capital line in the consolidated balance sheets.
The Company is responsible for organizational and offering costs from the ongoing Offering, excluding commissions and Former Dealer Manager fees, up to a maximum of 2.0% of gross proceeds from its ongoing Offering of common stock, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor's responsibility. As of December 31, 2015, organizational and offering costs exceeded 2.0% of cap of gross proceeds received from the Offering by $0.8 million.
Fees Paid in Connection with the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the principal amount funded by the Company to originate or acquire commercial mortgage loans and 1.0% of the anticipated net equity funded by the Company to acquire real estate securities. The Company reimburses the Advisor for expenses incurred by the Advisor on behalf of the Company related to selecting, evaluating, originating and acquiring investments in an amount up to 0.5% of the principal amount funded by the Company to originate or acquire commercial mortgage loans and up to 0.5% of the anticipated net equity funded by the Company to acquire real estate securities investments. In no event will the total of all acquisition fees and acquisition expenses exceed 4.5% of the principal amount funded with respect to the Company's total portfolio including subsequent fundings to investments in the Company's portfolio. During the years ended December 31, 2015, 2014 and 2013, acquisition fees of $7.9 million, $4.4 million and $0, respectively, have been recognized in Acquisition fees line within the consolidated statement of operations. In addition, over the same periods, the Company capitalized $4.4 million, $2.2 million and $0.5 million, respectively, of acquisition expenses in Commercial mortgage loans line within the Company's consolidated balance sheets, which will be amortized over the life of each investment using the effective interest method.
The Company will pay the Advisor, or its affiliates, a monthly asset management fee equal to one-twelfth of 0.75% of the cost of the Company's assets. Commencing on the NAV pricing date, the asset management fee is based on the lower of the cost of the Company's assets and the fair value of the Company's assets (fair value consist of the market value of each portfolio investment as determined by the Advisor in accordance with the Company's valuation guidelines). During the year ended December 31, 2015 and 2014, the Company incurred $4.6 million and $0.0 million in asset management fees, respectively, which are recorded in Asset management and subordinated performance fee within the statements of operations. During the year ended December 31, 2013, $29,297 was earned but permanently waived by the Advisor. Prior to June 17, 2015, the amount of the asset management fee was reduced to the extent that funds from operations as defined by the National Association of Real Estate Investment Trusts ("FFO"), as adjusted, during the six month period ending on the last day of the calendar quarter immediately preceding the date such asset management fee was payable, was less than distributions declared during the same period. For purposes of this determination, FFO, as adjusted, is FFO adjusted to (i) include acquisition fees and acquisition expenses; (ii) include non-cash restricted stock grant amortization, if any; and (iii) impairments and loan loss reserves on investments, if any (including commercial mortgage loans and other debt investments). FFO, as adjusted, is not the same as FFO.
The Company will pay the Advisor, an annual subordinated performance fee calculated on the basis of total return to stockholders, payable monthly in arrears, such that for any year in which total return on stockholders’ capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return; provided that in no event will the annual subordinated performance fee payable to the Advisor exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the Company's return on stockholders’ capital exceeding 6.0% per annum. During the years ended December 31, 2015, 2014 and 2013, the Company incurred an annual subordinated

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

performance fee of $3.0 million, $0.6 million and $0, respectively, which is recorded within Asset management and subordinated performance fee within the consolidated statements of operations.
Effective June 1, 2013, the Company entered into an agreement with the Former Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. The Company prepaid the cost of $0.9 million associated with this agreement and amortizes the cost over the estimated life of the Offering into "Other expense" on the Company's consolidated statements of operations. The unamortized cost of less than $0.1 million associated with this agreement is included in "Prepaid expenses and other assets" on the Company's consolidated balance sheets as of December 31, 2015 and 2014.
The table below depicts related party fees and reimbursements in connection with the operations of the Company for the years ended December 31, 2015, 2014 and 2013 and the associated payable as of December 31, 2015 and 2014 (in thousands):

	Years Ended December 31,			Payable as of December 31,
	2015	2014	2013	2015	2014
Acquisition fees and acquisition expenses (*)	$13,294	$6,578	$470	$55	$—
Advisory and investment banking fee	56	542	316	—	—
Asset management and subordinated performance fee	7,615	604	—	3,792	191
Total related party fees and reimbursements	$20,965	$7,724	$786	$3,847	$191
________________________
* Includes amortization of capitalized acquisition fees and expenses.
The payables as of December 31, 2015 and 2014 in the table above are included in due to affiliate on the Company's consolidated balance sheets.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. The Advisor earned management fees of $29,297 for the year ended December 31, 2014, and has permanently waived these fees. The Advisor has also permanently waived a portion of the acquisition fees and expenses earned on the acquisition of the Company's CMBS in the amount of $0.8 million, $0.6 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Subject to the limitations outlined below, the Company will reimburse the Advisor's cost of providing administrative services and personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or disposition fees. For the year ended December 31, 2015, $0.6 million was reimbursed in connection with the operations of the Company. The Company did not have any reimbursements for years ended December 31, 2014 and 2013.
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
The Advisor at its election may also contribute capital to enhance the Company’s cash position for working capital and distribution purposes. Any contributed capital amounts are not reimbursable to the Advisor. Further, any capital contributions are made without any corresponding issuance of common or preferred shares. The Advisor did not contribute capital to enhance the Company's cash position for working capital or distribution purposes during the years ended December 31, 2015, 2014 or 2013.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Fees Paid in Connection with the Liquidation of Assets or Listing of the Company's Common Stock or Termination of the Advisory Agreement
The Company will pay a disposition fee of 1.0% of the contract sales price of each commercial mortgage loans or other investment sold, including CMBS or CDOs issued by a subsidiary of the Company as part of a securitization transaction. The Company will not be obligated to pay a disposition fee upon the maturity, prepayment, workout, modification or extension of commercial real estate debt unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, it will pay a disposition fee upon the sale of such property.
On December 30, 2014, the Company issued 1,000 convertible shares to the Advisor for $1.00 per share. The convertible shares issued to the Advisor will automatically convert to shares of the Company’s common stock upon the first to occur of any of the Triggering Events described in Note 7.
During the years ended December 31, 2015, 2014 and 2013, no fees were paid in connection with the liquidation of assets, listing of the Company's common stock or termination of the advisory agreement.
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
The RSP also provides for the automatic grant of 1,333 restricted shares of common stock to each of the independent directors, without any further action by the Company’s board of directors or the stockholders, on the date of initial election to the board of directors and on the date of each annual stockholder’s meeting. Restricted stock issued to independent directors will vest over a five years period with 20.0% of the granted shares vesting upon each of the first, second, third, fourth and fifth anniversaries of the applicable grant date.
As of December 31, 2015, the Company had granted 10,666 restricted shares to its independent directors, of which 2,399 were forfeited and 1,867 have vested, leaving a balance of 6,400 unvested restricted shares. As of December 31, 2014, the Company had granted 7,998 restricted shares to its independent directors, of which 2,399 were forfeited and 800 have vested, leaving a balance of 4,799 unvested restricted shares. Based on a share price of $22.50, the compensation expense associated with the restricted share grants was $29,588, $27,281 and $15,876, for the years ended December 31, 2015, 2014 and 2013, respectively and are included within Other expenses line on the statements of operations.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. During the year ended December 31, 2014, 39 shares were issued to one of the Company's independent directors for services performed and compensation expense of $876 was incurred. The Company did not issue any common stock in lieu of cash to pay fees earned by the Company's directors for the years ended December 31, 2015 and 2013.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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
CMBS are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar real estate securities and the spreads used in the prior valuation. The Company obtains current market spread information where available and uses this information in evaluating and validating the market price of all real CMBS. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of December 31, 2015 and 2014, the Company received broker quotes on each CMBS investment used in determining the fair value and have been classified as Level II due to the observable nature of many of the market inputs.
The following table presents the Company's financial instrument carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of December 31, 2015 and 2014 (in thousands):

	Total	Level I	Level II	Level III
December 31, 2015
Real estate securities	$130,754	$—	$130,754	$—
December 31, 2014
Real estate securities	50,234	—	50,234	—
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. There were no transfers between levels within fair value hierarchy during the years ended December 31, 2015 and 2014. There are no financial instruments carried at fair value on a non-recurring basis as of December 31, 2015 and 2014 .
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
The fair values of the Company's commercial mortgage loans and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of December 31, 2015 and 2014 (in thousands):

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

		Level	Carrying Amount	Fair Value
December 31, 2015
Commercial mortgage loans	Asset	III	$1,125,089	$1,138,841
Collateralized loan obligation	Liability	II	287,229	289,733
Repurchase agreements - loans	Liability	II	206,239	206,239
Repurchase agreements - real estate securities	Liability	II	117,211	117,211
December 31, 2014
Commercial mortgage loans	Asset	III	457,454	474,932
Repurchase agreements - loans	Liability	II	150,169	150,169
Repurchase agreements - real estate securities	Liability	II	26,269	26,269
The fair value of the commercial mortgage loans is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments.
Note 12 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of December 31, 2015 and 2014 (in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Repurchase Agreements	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2015
Commercial mortgage loans	$206,239	$—	$206,239	$355,802	$5,000	$—
Real estate securities (*)	117,211	—	117,211	171,071	366	—
December 31, 2014
Commercial mortgage loans	150,169	—	150,169	301,704	—	—
Real estate securities	26,269	—	26,269	33,833	68	—
________________________
* Includes $56,044 Tranche C of RFT issued CLO held by the Company, which eliminates within the Repurchase agreement-real estate securities line of the consolidated balance sheets as of December 31, 2015.

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

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The following table represents the Company's operations by segment for the years ended December 31, 2015, 2014 and 2013 (in thousands):

December 31, 2015	Total	Real Estate Debt	Real Estate Securities
Interest income	$59,393	$56,040	$3,353
Interest expense	12,268	11,149	1,119
Net income	24,933	24,401	532
Total assets	1,282,484	1,150,858	131,626
December 31, 2014
Interest income	15,466	14,733	733
Interest expense	2,196	1,985	211
Realized gain on sale	112	112	—
Net income	5,415	5,209	206
Total assets	$514,220	$463,526	$50,694
December 31, 2013
Interest income	775	767	8
Interest expense	32	32	—
Net income	102	94	8
Total assets	$36,370	$31,357	$5,013
For the purposes of the table above, any expenses not associated with a specific segment have been allocated to the business segments using a percentage derived by using the sum of commercial mortgage loans, net and real estate securities, at fair value as the denominator and commercial mortgage loans, net and real estate securities, at fair value as the numerators, respectively.
Note 14 - Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common control with the Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, transfer agency services, as well as other administrative responsibilities for the Company including accounting services, transaction management services and investor relations. As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.

Note 15 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Distributions Paid
On January 4, 2016, the Company paid a distribution of $5.5 million to stockholders of record during the month of December 2015. Approximately $3.2 million of the distribution was paid in cash, while $2.3 million was used to purchase 91,837 shares for those stockholders that chose to reinvest distributions through the DRIP.
Share Repurchase Program
On January 28, 2016, the Board unanimously approved an amended and restated share repurchase program (the “ SRP”) which became effective on February 28, 2016. Under the SRP, subject to certain conditions, stockholders that purchased shares of common stock of the Company or received their shares from the Company (directly or indirectly) through one or more non-cash transactions and have held their shares for a period of at least one year may request that the Company repurchase their shares of common stock of the Company so long as the repurchase otherwise complies with the provisions of Maryland law. Repurchase requests made following the death or qualifying disability of a stockholder will not be subject to any minimum holding period.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The repurchase price per share for requests other than for death or disability will be equal to the most-recent estimated net asset value per share of the Company’s common stock calculated by the Company’s advisor in accordance with the Company’s valuation guidelines (the “Estimated Per-Share NAV”) multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100%, if the person seeking repurchase has held his or her shares for a period greater than four years. In the case of requests for death or disability, the repurchase price per share will be equal to the Estimated Per-Share NAV at the time of repurchase.
Repurchases pursuant to the SRP, when requested, generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Funding for repurchases pursuant to the SRP for any given fiscal semester will be limited to proceeds received during that same fiscal semester through the issuance of common stock pursuant to any distribution reinvestment plan in effect from time to time, provided that the Board has the power, in its sole discretion, to determine the amount of shares repurchased during any fiscal semester as well as the amount of funds to be used for that purpose. Due to these limitations, the Company cannot guarantee that it will be able to accommodate all repurchase requests made during any fiscal semester or fiscal year. The Company will generally pay repurchase proceeds, less any applicable tax or other withholding required by law, by the 31st day following the end of the fiscal semester during which the repurchase request was made.
As previously announced, the Company's Board unanimously determined to change the frequency with which the Company calculates its Estimated Per-Share NAV. Pursuant to the Board’s determination, calculation of the Company's Estimated Per-Share NAV will occur periodically, at the discretion of the Board, provided that such calculations will be made at least annually. Following its calculation, the Company's Estimated Per-Share NAV will be disclosed in a periodic report. The most recent calculation of the Company's Estimated Per-Share NAV approved by the Board occurred on November 4, 2015 based on its NAV as of September 30, 2015.
Sponsor Transaction
In January 2016, AR Global became the successor business to AR Capital, LLC and became the parent of the Company's current Sponsor.

RCS Capital Corporation Bankruptcy
RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided us with services through December 31, 2015, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Company's sponsor.

American National Stock Transfer, LLC Termination
On February 10, 2016, AR Global received written notice from ANST, the Company's transfer agent and an affiliate of the Company's Former Dealer Manager,that it would wind down operations by the end of the month. ANST withdrew as the transfer agent effective February 29, 2016.
On February 26, 2016, the Company entered into a definitive agreement with DST Systems, Inc., its previous provider of sub-transfer agency services, to  provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).

REALTY FINANCE TRUST, INC.

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2015
(In thousands)

		Face	Carrying	Interest	Payment	Maturity
Description	Property Type	Amount	Amount	Rate	Terms	Date
Senior 1	Retail	$7,460	$7,430	1M LIBOR + 4.75%	Interest Only	10/9/2017
Senior 2	Office	8,500	8,433	1M LIBOR + 4.65%	Interest Only	6/9/2018
Senior 3	Mixed Use	11,000	10,967	1M LIBOR + 9.00%	Interest Only	4/9/2016
Senior 4	Office	34,500	34,220	1M LIBOR + 5.25%	Interest Only	12/9/2018
Senior 5	Office	11,750	11,694	1M LIBOR + 4.75%	Interest Only	3/9/2019
Senior 6	Retail	14,600	14,537	1M LIBOR + 4.25%	Interest Only	5/9/2018
Senior 7	Retail	11,636	11,595	1M LIBOR + 5.00%	Interest Only	6/9/2017
Senior 8	Office	19,250	19,209	1M LIBOR + 4.55%	Interest Only	12/9/2018
Senior 9	Multifamily	16,449	16,338	1M LIBOR + 4.75%	Interest Only	6/9/2018
Senior 10	Multifamily	13,745	13,659	1M LIBOR + 4.50%	Interest Only	5/9/2018
Senior 11	Office	12,000	11,967	1M LIBOR + 4.75%	Interest Only	11/9/2019
Senior 12	Multifamily	21,100	21,021	1M LIBOR + 4.25%	Interest Only	11/9/2018
Senior 13	Multifamily	8,229	8,174	1M LIBOR + 4.75%	Interest Only	5/9/2018
Senior 14	Retail	9,850	9,799	1M LIBOR + 5.25%	Interest Only	3/9/2018
Senior 15	Industrial	18,452	18,339	1M LIBOR + 4.25%	Interest Only	7/9/2018
Senior 16	Hospitality	10,350	10,281	1M LIBOR + 5.50%	Interest Only	7/9/2018
Senior 17	Office	27,490	27,303	1M LIBOR + 4.65%	Interest Only	11/9/2017
Senior 18	Retail	4,725	4,682	1M LIBOR + 5.50%	Interest Only	8/9/2018
Senior 19	Retail	18,350	18,178	1M LIBOR + 4.75%	Interest Only	6/9/2018
Senior 20	Multifamily	39,200	39,053	1M LIBOR + 4.00%	Interest Only	11/9/2018
Senior 21	Retail	7,500	7,434	1M LIBOR + 5.00%	Interest Only	7/9/2018
Senior 22	Office	12,790	12,713	1M LIBOR + 5.00%	Interest Only	1/9/2018
Senior 23	Hospitality	11,482	11,449	1M LIBOR + 5.75%	Interest Only	10/9/2017
Senior 24	Hospitality	11,893	11,826	1M LIBOR + 5.30%	Interest Only	7/9/2018
Senior 25	Mixed Use	26,623	26,484	1M LIBOR + 5.50%	Interest Only	9/9/2019
Senior 26	Multifamily	17,560	17,488	1M LIBOR + 4.20%	Interest Only	7/9/2018
Senior 27	Mixed Use	10,018	9,965	1M LIBOR + 5.10%	Interest Only	1/9/2018
Senior 28	Multifamily	39,200	38,922	1M LIBOR + 4.25%	Interest Only	8/9/2018
Senior 29	Retail	9,450	9,421	1M LIBOR + 4.90%	Interest Only	9/9/2017
Senior 30	Industrial	33,655	33,625	1M LIBOR + 4.00%	Interest Only	11/9/2018
Senior 31	Mixed Use	45,100	44,836	1M LIBOR + 5.50%	Interest Only	7/9/2018
Senior 32	Multifamily	8,850	8,808	1M LIBOR + 4.70%	Interest Only	2/9/2018
Senior 33	Office	24,500	24,345	1M LIBOR + 4.60%	Interest Only	2/9/2019
Senior 34	Mixed Use	7,806	7,769	1M LIBOR + 4.75%	Interest Only	2/9/2018
Senior 35	Hospitality	16,800	16,752	1M LIBOR + 4.90%	Interest Only	4/9/2018
Senior 36	Office	35,000	34,926	1M LIBOR + 5.00%	Interest Only	11/9/2018
Senior 37	Office	6,070	6,064	1M LIBOR + 4.90%	Interest Only	8/9/2017
Senior 38	Retail	11,800	11,759	1M LIBOR + 4.75%	Interest Only	11/9/2017
Senior 39	Retail	13,500	13,460	1M LIBOR + 5.00%	Interest Only	4/9/2017

Senior 40		Retail	11,450	11,396	1M LIBOR + 4.50%	Interest Only	2/9/2019
Senior 41		Multifamily	18,075	18,013	1M LIBOR + 4.50%	Interest Only	12/9/2018
Senior 42		Mixed Use	31,250	31,144	1M LIBOR + 4.50%	Interest Only	9/9/2017
Senior 43		Multifamily	24,000	23,854	1M LIBOR + 4.25%	Interest Only	5/9/2018
Senior 44		Office	9,150	9,121	1M LIBOR + 5.50%	Interest Only	11/9/2016
Senior 45		Multifamily	28,406	28,452	1M LIBOR + 3.85%	Interest Only	11/9/2018
Senior 46		Multifamily	10,785	10,800	1M LIBOR + 3.95%	Interest Only	11/9/2018
Senior 47		Multifamily	12,009	12,030	1M LIBOR + 3.95%	Interest Only	11/9/2018
Senior 48		Multifamily	5,800	5,807	1M LIBOR + 4.05%	Interest Only	11/9/2018
Senior 49		Office	28,000	27,921	1M LIBOR + 4.25%	Interest Only	1/9/2019
Senior 50		Multifamily	13,792	13,731	1M LIBOR + 5.00%	Interest Only	2/9/2018
Senior 51		Retail	26,500	26,474	1M LIBOR + 4.75%	Interest Only	6/9/2018
Senior 52		Multifamily	10,450	10,407	1M LIBOR + 4.75%	Interest Only	4/9/2018
Mezzanine 1	(1)	Mixed Use	7,000	6,980	1M LIBOR + 10.50%	Interest Only	7/9/2017
Mezzanine 2	(1)	Office	5,000	5,066	11.0%	Interest Only	1/6/2024
Mezzanine 3	(1)	Hospitality	12,350	12,350	1M LIBOR + 10.00%	Interest Only	7/9/2017
Mezzanine 4	(1)	Hospitality	3,000	3,015	11.0%	Interest Only	8/1/2018
Mezzanine 5	(1)	Hospitality	11,000	11,005	1M LIBOR + 7.05%	Interest Only	3/9/2016
Mezzanine 6	(1)	Office	22,777	22,836	1M LIBOR + 7.25%	Interest Only	8/9/2016
Mezzanine 7	(1)	Office	7,000	7,025	12.0%	Interest Only	5/1/2019
Mezzanine 8	(1)	Hospitality	12,000	12,022	1M LIBOR + 9.00%	Interest Only	9/9/2016
Mezzanine 9	(1)	Retail	1,962	1,971	13.0%	Interest Only	6/1/2024
Mezzanine 10	(1)	Office	5,100	5,100	3M LIBOR + 10.00%	Interest Only	10/31/2017
Mezzanine 11	(1)	Hospitality	45,000	45,000	1M LIBOR + 10.00%	Interest Only	5/9/2017
Mezzanine 12	(1)	Multifamily	5,000	5,032	9.0%	Interest Only	9/1/2018
Mezzanine 13	(1)	Multifamily	3,480	3,496	9.5%	Interest Only	7/1/2024
Mezzanine 14	(1)	Office	10,000	10,005	1M LIBOR + 8.00%	Interest Only	5/9/2016
Mezzanine 15	(1)	Multifamily	4,000	4,053	12.0%	Interest Only	1/6/2024
Mezzanine 16	(1)	Office	10,000	9,490	10.0%	Interest Only	9/6/2024
Mezzanine 17	(1)	Office	10,000	9,079	1M LIBOR + 10.75%	Interest Only	7/10/2018
Mezzanine 18	(1)	Multifamily	5,000	5,005	1M LIBOR + 7.50%	Interest Only	8/9/2016
Mezzanine 19	(1)	Hospitality	7,140	6,543	10.0%	Interest Only	11/1/2024
Mezzanine 20	(1)	Hospitality	3,900	3,574	10.0%	Interest Only	11/1/2024
Mezzanine 21	(1)	Hospitality	12,510	11,463	10.0%	Interest Only	11/1/2024
Mezzanine 22	(1)	Hospitality	8,050	7,377	10.0%	Interest Only	11/1/2024
Mezzanine 23	(1)	Office	9,000	9,036	10.5%	Interest Only	10/6/2019
Mezzanine 24	(1)	Hospitality	6,277	4,491	5.5%	30 Year Amortization	5/6/2023
Mezzanine 25	(1)	Retail	10,000	10,000	11.0%	Interest Only	4/1/2024
			$1,134,446	$1,125,089
________________
(1) Subject to prior liens.