Form 10-Q
period 2016-03-31
Realty Finance Trust, Inc.
filed 2016-05-13
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2016
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of April 30, 2016 was 31,732,229.

i

PART I
Item 1. Consolidated Financial Statements.

REALTY FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)
Cash and cash equivalents	$49,207	$14,807
Restricted cash	6,498	5,366
Commercial mortgage loans, held for investment, net of allowance of $1,053 and $888 (1)	1,126,350	1,124,201
Real estate securities, available for sale, at fair value	124,871	130,754
Receivable for loan repayment	3	1,307
Accrued interest receivable (2)	5,160	5,360
Prepaid expenses and other assets	649	689
Total assets	$1,312,738	$1,282,484
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$287,320	$287,229
Repurchase agreements - commercial mortgage loans	243,583	206,239
Repurchase agreements - real estate securities	120,449	117,211
Interest payable (3)	924	792
Distributions payable	5,530	5,552
Accounts payable and accrued expenses	1,340	6,805
Due to affiliates	4,403	4,327
Total liabilities	663,549	628,155
Commitment and Contingencies (See Note 8)
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Convertible stock ("promote shares"); $0.01 par value, 1,000 shares authorized, issued and outstanding as of March 31, 2016 and December 31, 2015	1	1
Common stock, $0.01 par value, 949,999,000 shares authorized, 31,645,633 and 31,385,280 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	316	314
Additional paid-in capital	698,171	691,590
Accumulated other comprehensive loss	(7,218)	(2,254)
Accumulated deficit	(42,081)	(35,322)
Total stockholders' equity	649,189	654,329
Total liabilities and stockholders' equity	$1,312,738	$1,282,484

(1)	Includes $426,447 and $426,155 of loans pledged as collateral on collateralized loan obligations ("CLO"), a variable interest entity ("VIE") as of March 31, 2016 and December 31, 2015, respectively.

(2)	Includes $1,076 and $1,048 of interest receivable for loans pledged as collateral on CLO, a VIE as of March 31, 2016 and December 31, 2015, respectively.

(3)	Includes $530 and $513 of interest payable for loans pledged as collateral on CLO, a VIE as of March 31, 2016 and December 31, 2015, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Interest Income:
Interest income	$20,291	$9,605
Less: Interest expense	4,768	1,933
Net interest income	15,523	7,672
Expenses:
Asset management and subordinated performance fee	3,010	362
Acquisition fees	157	1,032
Administrative services expenses	816	—
Professional fees	1,261	1,379
Other expenses	694	123
Loan loss provision	165	144
Total expenses	6,103	3,040
Income before income taxes	9,420	4,632
Income tax provision	—	—
Net income	$9,420	$4,632

Basic net income per share	$0.30	$0.27
Diluted net income per share	$0.30	$0.27
Basic weighted average shares outstanding	31,548,897	17,279,713
Diluted weighted average shares outstanding	31,555,011	17,284,086

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$9,420	$4,632
Unrealized (loss)/gain on available-for-sale securities	(4,964)	141
Comprehensive income attributable to Realty Finance Trust, Inc.	$4,456	$4,773

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except for share data)
(Unaudited)

	Convertible Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2015	1,000	1	31,385,280	314	691,590	(2,254)	(35,322)	654,329
Issuance of common stock	—	—	—	—		—	—	—
Common stock repurchases	—	—	—	—	(8)	—	—	(8)
Common stock offering costs, commissions and dealer manager fees	—	—	—	—	—	—	—	—
Common stock issued through distribution reinvestment plan	—	—	260,353	2	6,580	—	—	6,582
Share-based compensation	—	—	—	—	9	—	—	9
Net income	—	—	—	—	—	—	9,420	9,420
Distributions declared	—	—	—	—			(16,179)	(16,179)
Other comprehensive loss	—	—	—	—	—	(4,964)	—	(4,964)
Balance, March 31, 2016	1,000	$1	31,645,633	$316	$698,171	$(7,218)	$(42,081)	$649,189

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$9,420	$4,632
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(575)	(189)
Accretion of deferred commitment fees	(382)	(145)
Amortization of deferred financing costs	541	479
Share-based compensation	9	6
Loan loss provision	165	144
Changes in assets and liabilities:
Accrued interest receivable	582	705
Prepaid expenses and other assets	(35)	859
Accounts payable and accrued expenses	155	(364)
Due to affiliates	76	(894)
Interest payable	132	25
Net cash provided by operating activities	$10,088	$5,258
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans	$(9,697)	$(116,434)
Purchase of real estate securities	—	(8,016)
Principal repayments received on commercial mortgage loans	9,253	14,321
Principal repayments received on real estate securities	928	—
Net cash provided by (used in) investing activities	$484	$(110,129)
Cash flows from financing activities:
Proceeds from issuances of common stock	$—	$92,806
Common stock repurchases	(6,003)	(144)
Payments of offering costs and fees related to common stock issuances	—	(9,178)
Borrowings on repurchase agreements - commercial mortgage loans	85,614	38,376
Repayments of repurchase agreements - commercial mortgage loans	(48,270)	(6,238)
Borrowings on repurchase agreements - real estate securities	319,001	99,560
Repayments of repurchase agreements - real estate securities	(315,763)	(88,095)
Increase in restricted cash related to financing activities	(1,132)	—
Payments of deferred financing costs	—	(750)
Distributions paid	(9,619)	(4,697)
Net cash provided by financing activities	$23,828	$121,640
Net change in cash	$34,400	$16,769
Cash, beginning of period	14,807	386
Cash, end of period	$49,207	$17,155
Supplemental disclosures of cash flow information:
Income taxes paid	$—	$9
Interest paid	4,095	2,471
Supplemental disclosures of non-cash flow information:
Distributions payable	$5,530	$3,269
Common stock issued through distribution reinvestment plan	6,582	3,445
Receivable for common stock issued	—	3,006

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 1 - Organization and Business Operations
Realty Finance Trust, Inc. (the "Company") was incorporated in Maryland on November 15, 2012 and conducts its operations to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. Substantially all of the Company's business is conducted through Realty Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. Realty Finance Advisors, LLC is the Company's advisor (the "Advisor"). The Company is the sole general partner and directly or indirectly hold all of the units of limited partner interests in the OP. Additionally, the Advisor contributed $1,000 to the Company in exchange for 1,000 convertible shares of Realty Finance Trust, Inc. The convertible shares will automatically convert to shares of the Company's common stock upon the first occurrence of any of the following triggering events, (each a "Triggering Event"): (i) the Company has paid total distributions on the then-outstanding shares of the Company's common stock in an amount equal to or in excess of the sum of the invested capital (as defined in the Company's charter) plus an aggregate 6.0% cumulative, pre-tax, non-compounded, annual return on such invested capital, (ii) a listing of the Company's shares of common stock on a national securities exchange or (iii) the termination of the Company's advisory agreement under certain circumstances. The Company did not incur any of the aforementioned trigger events to date.
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
The Company is in business to originate, acquire and manage a diversified portfolio of commercial real estate debt secured by properties located both within and outside of the United States. The Company also invests in commercial real estate securities. Commercial real estate debt may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. Real estate securities may include commercial mortgage-backed securities ("CMBS"), senior unsecured debt of publicly traded REITs, debt or equity securities of other publicly traded real estate companies and collateralized debt obligations ("CDOs").
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

Note 2 - Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements and related footnotes are unaudited and have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, the consolidated financial statements may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. In the opinion of management, the interim data includes all adjustments, of a normal and recurring nature, necessary for a fair statement of the results for the periods presented. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the entire year or any subsequent interim periods.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 11, 2016. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2016, other than the updates described below.
Principles of Consolidation
The Company consolidate all entities that the Company control through either majority ownership or voting rights. In addition, the Company consolidates all variable interest entities ("VIE") of which the Company is considered the primarily beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.
The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Realty Finance Operating Partnership, L.P. (the "OP") and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a variable interest entity ("VIE") for which the Company is the primary beneficiary. The Company has determined the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company's assets and liabilities are held by the OP.
The accompanying consolidated financial statements include the accounts of a collateralized loan obligation ("CLO") issued and securitized by a wholly owned subsidiary of the Company. The Company has determined the CLO is a VIE of which the Company's subsidiary is the primary beneficiary. The Company has disclosed the assets and liabilities of the CLO on the face of the balance sheet in accordance with ASC 810 - Consolidation.
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

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

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

See Note 12 - Segment Reporting for further information regarding the Company's segments.
Recently Issued Accounting Pronouncements
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are VIEs or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption was permitted, including adoption in an interim period. The Company elected to adopt this guidance effective January 1, 2016. The Company has evaluated the impact of the adoption of the new guidance on its consolidated financial statements and has determined the Company’s OP is considered a VIE. However, the Company meets the disclosure exemption criteria as the Company is the primary beneficiary of the VIE and the Company's partnership interest is considered a majority voting interest in a business and the assets of the OP can be used for purposes other than settling its obligation, such as paying distributions. As such, the new guidance did not have a material impact on the Company's consolidated financial statements.
In March 2016, the FASB issued an update that changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating impact of this new guidance, however, adoption of the guidance is not expected to have material impact to the Company's consolidated financial statements.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loan carrying values by class (in thousands):

	March 31, 2016	December 31, 2015
Senior loans	$901,272	$894,075
Mezzanine loans	216,131	221,014
Subordinated loans	10,000	10,000
Total gross carrying value of loans	1,127,403	1,125,089
Less: Allowance for loan losses	1,053	888
Total commercial mortgage loans, net	$1,126,350	$1,124,201
The following table presents the activity in the Company's allowance for loan losses (in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Beginning of period	$888	$570
Provision for loan losses	165	144
Charge-offs	—	—
Recoveries	—	—
Ending allowance for loan losses	$1,053	$714
As of March 31, 2016 and December 31, 2015, the Company's commercial mortgage loan portfolio comprised 76 and 77 loans, respectively.

	March 31, 2016		December 31, 2015
Loan Type	Par Value	Percentage	Par Value	Percentage
Office	$312,957	27.5%	$307,876	27.2%
Multifamily	302,436	26.6%	305,129	26.9%
Hospitality	172,086	15.1%	171,752	15.1%
Retail	159,476	14.0%	158,784	14.0%
Mixed Use	136,925	12.1%	138,798	12.2%
Industrial	52,313	4.7%	52,107	4.6%
	$1,136,193	100.0%	$1,134,446	100.0%
Credit Characteristics
As part of the Company's process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its loans. The loans are scored on a scale of 1 to 5 as follows:

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
All commercial mortgage loans are assigned an initial risk rating of 2.0. As of March 31, 2016 and December 31, 2015, the weighted average risk rating of loans was 2.0 and 2.0, respectively. As of March 31, 2016 and December 31, 2015, the Company did not have any loans that were past due on their payments, in non-accrual status or impaired.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

For the three months ended March 31, 2016 and March 31, 2015, the activity in the Company's loan portfolio was as follows (in thousands):

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Balance at Beginning of Year	$1,124,201	$456,884
Acquisitions and originations	9,697	116,434
Dispositions	—	—
Principal repayments	(7,949)	(14,321)
Discount accretion and premium amortization*	566	205
Provision for loan losses	(165)	(144)
Balance at End of Period	$1,126,350	$559,058
________________________
* Includes amortization of capitalized acquisition fees and expenses.

Note 4 - Real Estate Securities
The following is a summary of the Company's real estate securities, CMBS (in thousands):

		Weighted Average
	Number of Investments	Interest Rate	Maturity	Par Value	Fair Value
March 31, 2016	16	4.81%	January 2019	$132,255	$124,871
December 31, 2015	16	4.71%	February 2019	133,183	130,754
The Company classified its CMBS as available-for-sale as of March 31, 2016 and December 31, 2015. These investments are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income or loss. The following table shows the amortized cost, unrealized gains/losses and fair value of the Company's CMBS investments as of March 31, 2016 and December 31, 2015(in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2016	$132,089	$8	$(7,226)	$124,871
December 31, 2015	133,008	—	(2,254)	130,754
As of March 31, 2016, the Company held 16 CMBS positions for an aggregate carrying value of $132.1 million, with an unrealized loss of $7.2 million, of which 7 positions had a total unrealized loss of $0.2 million for a period greater than 12 months.

Note 5 - Debt
Repurchase Agreements - Commercial Mortgage Loans
The Company entered into repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility") and Barclays Bank PLC (the "Barclays Repo Facility"). The JPM Repo Facility provides up to $150.0 million in advances. The Barclays Repo Facility provides up to $150.0 million in advances. Both, the JPM Repo Facility and Barclays Repo Facility are subject to adjustments. The Company expects to use advances from the JPM Repo Facility and the Barclays Repo Facility to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participation interests therein. The initial maturity date of the JPM Repo Facility is June 18, 2016, with a one year extension at the Company’s option, which may be exercised upon the satisfaction of certain conditions. The Company entered into an amendment of the Barclays Repo Facility, dated as of May 12, 2016 (the “Barclays Amendment”), pursuant to which the maturity date of the Barclays Repo Facility was extended to September 6, 2016, and the pricing rate for each purchased asset was increased by 0.50% per annum. There are two six months extensions remaining under the Barclays Repo Facility, which may be granted by the lender in its sole discretion upon the satisfaction of certain conditions. As of March 31, 2016, the Company is in compliance with all debt covenants.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

As of March 31, 2016 and December 31, 2015, the Company had $121.7 million and $84.3 million outstanding under the JPM Repo Facility. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin between 2.25% to 4.5%, depending on the attributes of the purchased assets. As of March 31, 2016 and December 31, 2015, the weighted average interest rate on advances was 2.7% and 3.1%, respectively. The Company incurred $0.8 million and $0.7 million in interest expense on the JPM Repo Facility for the three months ended March 31, 2016 and 2015, respectively.
As of March 31, 2016 and December 31, 2015, the Company had $121.9 million and $121.9 million outstanding under the Barclays Repo Facility. After giving effect to the Barclays Amendment, advances under the Barclays Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin between 2.5% to 3.0%, depending on the attributes of the purchased assets. As of March 31, 2016 and December 31, 2015, the weighted average interest rate on advances was 2.5% and 2.4%, respectively. The Company incurred $0.8 million and $0.5 million of interest expense on the Barclays Repo Facility for the three months ended March 31, 2016 and 2015, respectively.
The JPM Repo Facility and the Barclays Repo Facility generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. Should the value of the Company’s collateral decrease, whether as a result of deteriorating credit quality, an increase in credit market spreads or otherwise, resulting margin calls may cause an adverse change in the Company’s liquidity position.
Repurchase Agreements - Real Estate Securities
The Company has entered into various Master Repurchase Agreements (the "MRAs") that allow the Company to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary. Below is a summary of the Company's MRAs as of March 31, 2016 and December 31, 2015 (in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (*)	Interest Rate	Days to Maturity
As of March 31, 2016
J.P. Morgan Securities LLC	$90,897	$159	$137,487	2.25%	1
Citigroup Global Markets, Inc.	26,177	81	34,559	2.32%	44
Wells Fargo Securities, LLC	3,375	3	4,500	1.79%	13
Total/Weighted Average	$120,449	$243	$176,546	2.25%	11

As of December 31, 2015
J.P. Morgan Securities LLC	$86,898	$108	$130,618	2.03%	8
Citigroup Global Markets, Inc.	26,619	71	35,528	2.00%	45
Wells Fargo Securities, LLC	3,694	3	4,925	1.67%	13
Total/Weighted Average	$117,211	$182	$171,071	2.01%	17
* Includes $52,962 and $56,044 Tranche C of RFT issued CLO held by the Company, which eliminates within the Real estate securities, at fair value line of the consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.
Collateralized Loan Obligation
On October 19, 2015, RFT 2015-FL1 Issuer, Ltd. (the “Issuer”) and RFT 2015-FL1 Co-Issuer, LLC (the “Co-Issuer”), both wholly owned indirect subsidiaries of the Company, entered into an indenture with the RFT OP, as advancing agent, U.S. Bank National Association as note administrator and U.S. Bank National Association as trustee, which governs the issuance of approximately $350.2 million principal balance secured floating rate notes (the “Notes”). In addition, concurrently with the issuance of the Notes, the Issuer also issued 78,188,494 Preferred Shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “Preferred Shares”), which were not offered as part of closing the indenture. For U.S. federal income tax purposes, the Issuer and Co-Issuer are disregarded entities.
The Notes are collateralized by interests in a pool of 28 mortgage assets having a total principal balance of $428.4 million (the “Mortgage Assets”) originated by a subsidiary of the Company. The sale of the Mortgage Assets to the Issuer is governed

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

by a Mortgage Asset Purchase Agreement dated as of October 19, 2015, between the Company and the Issuer. In connection with the securitization, the Issuer and Co-Issuer offered and sold the following classes of Notes to third parties: Class A, Class B, Class C. A wholly owned subsidiary of the Company retained approximately $56.0 million of the total $76.0 million of Class C and all of the preferred equity in the Issuer. The retained Class C and its related interest income and the preferred equity are eliminated in the Company's consolidated financial statements. The Company, as the holder of preferred equity in the Issuer, will absorb the first losses of the CLO, which may have a negative impact to the Company's result of operations. The issuance of the CLO also results in an increase in interest expense within the consolidated statement of operations due to increased interest expense. The following table represents the terms of the CLO issued.

Facility ($000s)	Par Value Issued	Par Value Outstanding (*)	Interest Rate	Maturity Date
As of March 31, 2016
Tranche A	$231,345	$231,345	1M LIBOR + 175	8/1/2030
Tranche B	42,841	42,841	1M LIBOR + 388	8/1/2030
Tranche C	76,044	20,000	1M LIBOR + 525	8/1/2030
	$350,230	$294,186

As of December 31, 2015
Tranche A	$231,345	$231,345	1M LIBOR + 175	8/1/2030
Tranche B	42,841	42,841	1M LIBOR + 388	8/1/2030
Tranche C	76,044	20,000	1M LIBOR + 525	8/1/2030
	$350,230	$294,186
________________________
* Excludes $52,962 and $56,044 of Tranche C of RFT issued CLO held by the Company, which eliminates within the Real estate securities, at fair value line of the consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.
The below represents the total assets and liabilities of the Company's only CLO. The CLO is considered a VIE and is consolidated into the Company's consolidated financial statements as of March 31, 2016 and December 31, 2015 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLO because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.

Assets ($000s)	March 31, 2016	December 31, 2015
Cash	$5	$5
Commercial mortgage loans, held for investment, net	426,447	426,155
Accrued interest receivable	1,076	1,048
Total Assets	$427,528	$427,208

Liabilities
Notes payable (1)(2)	$343,096	$342,998
Accrued interest payable	530	513
Total Liabilities	$343,626	$343,511
________________________
(1) Includes $55,776 and $55,769 of Tranche C of RFT issued CLO held by the Company, which eliminates within the Collateral loan obligations line of the consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.
(2) The balance is presented net of deferred financing cost and discount of $7,134 and $7,232 as of March 31, 2016 and December 31, 2015, respectively. The notes payable balance as of December 31, 2015 of $348,269 as disclosed in Note 5 to the consolidated financial statements included in the 2015 Form 10-K was not net of deferred financing cost of $5,271.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Note 6 - Net Income Per Share
The following table is a summary of the basic and diluted net income per share computation for the three months ended March 31, 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015
Net income (in thousands)	$9,420	$4,632
Basic weighted average shares outstanding	31,548,897	17,279,713
Unvested restricted shares	6,114	4,373
Diluted weighted average shares outstanding	31,555,011	17,284,086
Basic net income per share	$0.30	$0.27
Diluted net income per share	$0.30	$0.27
Note 7 - Common Stock
As of March 31, 2016 and December 31, 2015, the Company had 31,645,633 and 31,385,280 shares of common stock outstanding, respectively, including shares issued pursuant to the DRIP and unvested restricted shares. As of March 31, 2016 and December 31, 2015, the Company had received total proceeds of $755.5 million and $755.5 million, respectively, excluding shares issued pursuant to the DRIP and share-based compensation.
On December 30, 2014, the Company filed with the Maryland State Department of Assessments and Taxation articles supplementary to its charter that reclassified 1,000 authorized but unissued shares of the Company’s common stock as shares of convertible stock and set the terms of such convertible shares. The Company then issued 1,000 convertible shares to the Advisor for $1.00 per share. The convertible shares will automatically convert to shares of common stock upon the first occurrence of any of following triggering events (the "Triggering Event"): (i) the Company has paid total distributions on the then-outstanding shares of common stock in an amount equal to or in excess of the sum of the invested capital (as defined in the Company’s charter) plus an aggregate 6.0% cumulative, pre-tax, non-compounded, annual return on such invested capital, (ii) a listing of the Company’s shares of common stock on a national securities exchange or (iii) the termination of the Company’s advisory agreement under certain circumstances. In general, but with certain exceptions as outlined in the articles supplementary, each convertible share will convert into a number of common shares equal to 1/1000 of the quotient of (a) the conversion product (the product of 0.15 times the amount, if any, by which (i) the sum of the enterprise value as of the date of the Triggering Event plus total distributions paid to the Company’s stockholders through the date of the Triggering Event exceeds (ii) the sum of the Company's stockholders’ invested capital plus a 6.0% return as of the date of the Triggering Event) divided by (b) the quotient of the enterprise value divided by the number of shares of the Company’s common stock outstanding (on an as-converted basis) on the date of the Triggering Event. The conversion product will be reduced by the amounts payable pursuant to the annual subordinated performance fee as realized appreciation in the Company’s assets during the time that the Advisor or one of its affiliates acts as the Company’s advisor. As of March 31, 2016, the Triggering Event had not occurred.
Distributions
In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, without regard to the deduction for distributions paid and excluding net capital gains. The Company must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal income taxes.
In May 2013, the Company's board of directors authorized, and the Company declared, a distribution payable on a monthly basis to stockholders of record on each day at a rate equal to $0.00565068493 per day, which is equivalent to $2.0625 per annum, per share of common stock . In March 2016, the Company's board of directors ratified the existing distribution amount a change to the daily distribution amount equivalent to $2.0625 per annum and for calendar year 2016, affirmed a change to the daily distribution amount to $0.0056352459 per day per share of common stock, effective January 1, 2016, to accurately reflect that 2016 is a leap year. The Company's distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The Board may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distributions payments are not assured. The Company distributed $16.2 million during the three months ended March 31, 2016,

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

comprised of $9.6 million in cash and $6.6 million in shares of common stock issued under the DRIP. The Company distributed $47.1 million during the year ended December 31, 2015, comprised of $26.9 million in cash and $20.2 million in shares of common stock issued under the DRIP.
Share Repurchase Program
The Company did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2016.
The Company's Board unanimously approved an amended and restated share repurchase program (the “SRP”), which became effective on February 28, 2016. The SRP enables stockholders to sell their shares to the Company. Subject to certain conditions, stockholders that purchased shares of the Company's common stock or received their shares from us (directly or indirectly) through one or more non-cash transactions and have held their shares for a period of at least one year may request that the Company repurchase their shares of common stock so long as the repurchase otherwise complies with the provisions of Maryland law. Repurchase requests made following the death or qualifying disability of a stockholder will not be subject to any minimum holding period.
The repurchase price per share for requests other than for death or disability will be equal to the most-recent estimated net asset value per share of the Company's common stock calculated by the Company's Advisor and approved by the Company's board of directors in accordance with the Company's valuation guidelines, or estimated per-share NAV, multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100%, if the person seeking repurchase has held his or her shares for a period greater than four years. In the case of requests for death or disability, the repurchase price per share will be equal to the estimated per-share NAV at the time of repurchase.
Repurchases pursuant to the SRP, when requested, generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Funding for repurchases pursuant to the SRP for any given fiscal semester will be limited to proceeds received during that same fiscal semester through the issuance of common stock pursuant to any DRIP in effect from time to time, provided that the Board has the power, in its sole discretion, to determine the amount of shares repurchased during any fiscal semester as well as the amount of funds to be used for that purpose. Any repurchase requests received during such fiscal semester will be paid at a price based on the Company's estimated per share NAV applicable on the last day of such fiscal semester, as described above. Due to these limitations, the Company cannot guarantee that the Company will be able to accommodate all repurchase requests made during any fiscal semester or fiscal year. However, a stockholder may withdraw its request at any time or ask that the Company honors the request when funds are available. Pending repurchase requests will be honored on a pro rata basis. The Company will generally pay repurchase proceeds, less any applicable tax or other withholding required by law, by the 31st day following the end of the fiscal semester during which the repurchase request was made.
Calculations of the Company's estimated per-share NAV will occur periodically, at the discretion of the Board, provided that such calculations will be made at least annually. Following its calculation, the Company's estimated per-share NAV will be disclosed in a periodic report. The most recent calculation of the Company's estimated per-share NAV approved by the Board occurred on November 4, 2015 based on the Company's net asset value as of September 30, 2015 and was equal to $25.27.
When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP will have the status of authorized but unissued shares.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following table reflects the number of shares repurchased under the SRP cumulatively through March 31, 2016:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2015	301	381,474	23.72
January 1 - January 31, 2016	—	—	—
February 1 - February 29, 2016	—	—	—
March 1 - March 31, 2016	—	—	—
Cumulative as of March 31, 2016	301	381,474	23.72
Note 8 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of March 31, 2016 and December 31, 2015, the Company had the below unfunded commitments which will generally be funded to finance capital expenditures by the Company's borrowers.

Funding Expiration	March 31, 2016	December 31, 2015
2016	$468	$890
2017	13,052	16,072
2018	99,079	104,428
2019	16,032	16,939
2020	—	—
2021	—	—
Total	$128,631	$138,329
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.
Note 9 - Related Party Transactions and Arrangements
As of March 31, 2016 and December 31, 2015, an entity wholly-owned by the Sponsor owned 8,888 shares of the Company’s outstanding common stock.
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the Company's Offering through December 31, 2015.  American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager ("ANST"), provided the Company with transfer agency services through February 2016. RCS Capital Corporation, the parent company of the Company's Former Dealer Manager and certain of its affiliates that provided the Company with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Company's Sponsor.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Fees Paid in Connection with the Offering
The Former Dealer Manager received fees and compensation in connection with the sale of the Company’s common stock in the Offering. The Former Dealer Manager received a selling commission of up to 7% of the per share purchase price of the Company's offering proceeds before reallowance of commissions earned by soliciting dealers. In addition, the Former Dealer Manager received up to 3% of the gross proceeds from the sale of shares, before reallowance to soliciting dealers, as a dealer manager fee. The Former Dealer Manager was permitted to reallow its dealer manager fee to such soliciting dealers. A soliciting dealer was permitted to elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such soliciting dealer, with 2.5% thereof paid at the time of such sale and 1% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option was elected, the dealer manager fee was reduced to 2.5% of gross proceeds (not including selling commissions and Former Dealer Manager fees).
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
The Company was also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager (“ANST”), pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. Subsequently, effective February 26, 2016, the Company entered into a definitive agreement with DST Systems, Inc., a third-party and its previous provider of sub-transfer agency services, to  provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).
The table below shows the compensation and reimbursement to the Advisor, its affiliates, entities under common control with the Advisor and the Former Dealer Manager incurred for services relating to the Offering during the three months ended March 31, 2016 and 2015, respectively, and the associated payable as of March 31, 2016 and December 31, 2015, respectively (in thousands):

	Three Months Ended March 31,		Payable as of
	2016	2015	March 31, 2016	December 31, 2015
Total commissions and fees incurred from the Former Dealer Manager	$—	$9,247	$—	$—

Total compensation and reimbursement for services provided by the Advisor, its affiliates, entities under common control with the Advisor and the Former Dealer Manager	$—	$1,962	$472	$480
The payables as of March 31, 2016 and December 31, 2015 in the table above are included in "Due to affiliates" on the Company's consolidated balance sheets. The fees incurred are recorded within additional paid in capital line in the consolidated balance sheets.
The Company is responsible for organizational and offering costs from the ongoing Offering, excluding commissions and Former Dealer Manager fees, up to a maximum of 2.0% of gross proceeds from its ongoing Offering of common stock, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor's responsibility. As of March 31, 2016 and December 31, 2015, organizational and offering costs exceeded 2.0% of cap of gross proceeds received from the Offering by $0.8 million and $0.8 million, respectively which has been recorded in Additional Paid-In Capital of the Company's financial statements as the Advisor has not reimbursed the Company for these costs.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

Fees Paid in Connection with the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the principal amount funded by the Company to originate or acquire commercial mortgage loans and 1.0% of the anticipated net equity funded by the Company to acquire real estate securities. The Company reimburses the Advisor for expenses incurred by the Advisor on behalf of the Company related to selecting, evaluating, originating and acquiring investments in an amount up to 0.5% of the principal amount funded by the Company to originate or acquire commercial mortgage loans and up to 0.5% of the anticipated net equity funded by the Company to acquire real estate securities investments. In no event will the total of all acquisition fees and acquisition expenses exceed 4.5% of the principal amount funded with respect to the Company's total portfolio including subsequent fundings to investments in the Company's portfolio. During the three months ended March 31, 2016 and 2015, acquisition fees of $0.2 million and $1.0 million, respectively, have been recognized in the Acquisition fees within the consolidated statement of operations. In addition, for the three months ended March 31, 2015 the Company capitalized $0.7 million, of acquisition expenses in Commercial mortgage loans line within the Company's consolidated balance sheets, which will be amortized over the life of each investment using the effective interest method. The Company did not capitalize any acquisitions expenses for the three months ended March 31, 2016.
The Company pays the Advisor, or its affiliates, a monthly asset management fee equal to one-twelfth of 0.75% of the cost of the Company's assets. Commencing on the NAV pricing date, the asset management fee is based on the lower of the cost of the Company's assets and the fair value of the Company's assets (fair value will consist of the market value of each portfolio investment as determined by the Advisor in accordance with the Company's valuation guidelines). During the three months ended March 31, 2016 and 2015, the Company incurred $2.4 million and $0 in asset management fees, respectively, which are recorded in Asset management and subordinated performance fee within the statement of operations. Prior to June 17, 2015, the amount of the asset management fee was reduced to the extent that funds from operations as defined by the National Association of Real Estate Investment Trusts ("FFO"), as adjusted, during the six month period ending on the last day of the calendar quarter immediately preceding the date such asset management fee was payable, was less than distributions declared during the same period. For purposes of this determination, FFO, as adjusted, is FFO adjusted to (i) include acquisition fees and acquisition expenses; (ii) include non-cash restricted stock grant amortization, if any; and (iii) impairments and loan loss reserves on investments, if any (including commercial mortgage loans and other debt investments). FFO, as adjusted, is not the same as FFO.
The Company will pay the Advisor, an annual subordinated performance fee calculated on the basis of total return to stockholders, payable monthly in arrears, such that for any year in which total return on stockholders’ capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return; provided that in no event will the annual subordinated performance fee payable to the Advisor exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other events which result in the Company's return on stockholders’ capital exceeding 6.0% per annum. During the three months ended March 31, 2016 and 2015, the Company incurred an annual subordinated performance fee of $0.6 million and $0.4 million, respectively, which are recorded in Asset management and subordinated performance fee within the statement of operations.
Effective June 1, 2013, the Company entered into an agreement with the Former Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. The Company prepaid the cost of an one-time $0.9 million associated with this agreement and amortizes the cost over the estimated life of the Offering into Other expenses on the Company's consolidated statements of operations. For period ending December 31, 2015, the Company had approximately $6,000 of unamortized cost. There was no remaining unamortized cost as of March 31, 2016 and these services are no longer being provided.

The table below depicts related party fees and reimbursements in connection with the operations of the Company for the three months ended March 31, 2016 and 2015 and the associated payable as of March 31, 2016 and December 31, 2015 (in

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

thousands):

	Three Months Ended March 31,			Payable as of
	2016		2015	March 31, 2016	December 31, 2015
Acquisition fees and expense and others (*)	$157		$1,781	$—	$55
Administrative services and expenses	816	—	—	187	—
Advisory and investment banking fee	6		14	—	—
Asset management and subordinated performance fee	3,010		362	3,683	3,792
Other related party expenses	26		21	61	—
Total related party fees and reimbursements	$4,015		$2,178	$3,931	$3,847
________________________
* Includes amortization of capitalized acquisition fees and expenses.
The payables as of March 31, 2016 and December 31, 2015 in the table above are included in "Due to affiliates" on the Company's consolidated balance sheets.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. The Advisor has also permanently waived a portion of the acquisition fees and expenses earned on the acquisition of the Company's CMBS in the amount of $0.1 million for the three months ended March 31, 2015. The Company did not purchase any CMBS positions during the three months ended March 31, 2016 as such did not incur any acquisition fees and expenses for CMBS purchases.
Subject to the limitations outlined below, the Company will reimburse the Advisor's cost of providing administrative services and personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or disposition fees. For the three months ended March 31, 2016, the Company reimbursed the Advisor $0.8 million of administrative costs in connection with the operations of the Company. The Company did not incur such expense for the three months ended March 31, 2015.
The Advisor must pay any expenses in which the Company's operating expenses as defined by North American Securities Administrators Association at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets or (ii) 25.0% of net income for such expense year.
Fees Paid in Connection with the Liquidation of Assets, or Listing of the Company's Common Stock or Termination of the Advisory Agreement
The Company will pay a disposition fee of 1.0% of the contract sales price of each commercial mortgage loan or other investment sold, including CMBS or CDOs issued by a subsidiary of the Company as part of a securitization transaction. The Company will not be obligated to pay a disposition fee upon the maturity, prepayment, workout, modification or extension of commercial real estate debt unless there is a corresponding fee paid by the borrower, in which case the disposition fee will be the lesser of (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If the Company takes ownership of a property as a result of a workout or foreclosure of a loan, it will pay a disposition fee upon the sale of such property.
On December 30, 2014, the Company issued 1,000 convertible shares to the Advisor for $1.00 per share. The convertible shares issued to the Advisor will automatically convert to shares of the Company’s common stock upon the first to occur of any of the Triggering Events described in Note 7.
During the three months ended March 31, 2016 and 2015, no fees were paid in connection with the liquidation of assets, listing of the Company's common stock or termination of the advisory agreement.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

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
CMBS are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar real estate securities and the spreads used in the prior valuation. The Company obtains current market spread information where available and uses this information in evaluating and validating the market price of all real CMBS. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of March 31, 2016 and December 31, 2015, the Company received broker quotes on each CMBS investment used in determining the fair value and have been classified as Level II due to the observable nature of many of the market inputs.
The following table presents the Company's financial instrument carried at fair value on a recurring basis in the consolidated balance sheet by its level in the fair value hierarchy as of March 31, 2016 and December 31, 2015 (in thousands):

	Total	Level I	Level II	Level III
March 31, 2016
Real estate securities	$124,871	$—	$124,871	$—
December 31, 2015
Real estate securities	130,754	—	130,754	—
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no transfers between levels within fair value hierarchy during the three months ended March 31, 2016 and 2015. There are no financial instruments carried at fair value on a non-recurring basis as of March 31, 2016 and December 31, 2015.
The fair value of cash and cash equivalents and restricted cash are measured using observable quoted market prices, or Level I inputs. The fair value of short-term financial instruments, such as accrued interest receivable, prepaid expenses and

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

other assets, accounts payable and accrued expenses, distributions payable, interest payable, borrowings under repurchase agreements and due to affiliate approximate their carrying value on the consolidated balance sheets due to their short-term nature, and are measured using Level II inputs.
The fair values of the Company's commercial mortgage loans and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of March 31, 2016 and December 31, 2015 (in thousands):

		Level	Carrying Amount	Fair Value
March 31, 2016
Commercial mortgage loans	Asset	III	$1,127,403	$1,133,935
Collateralized loan obligation	Liability	II	287,320	289,080
December 31, 2015
Commercial mortgage loans	Asset	III	1,125,089	1,138,841
Collateralized loan obligation	Liability	II	287,229	289,733
The fair value of the commercial mortgage loans is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The Company received broker quotes for each tranche of CLO to determine the fair value of the debt.
Note 11 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of March 31, 2016 and December 31, 2015, respectively (in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Repurchase Agreements	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments as Collateral Pledged	Cash Collateral Pledged	Net Amount
March 31, 2016
Commercial mortgage loans	$243,583	$—	$243,583	$377,231	$5,000	$—
Real estate securities (*)	120,449	—	120,449	179,628	1,498	—
December 31, 2015
Commercial mortgage loans	206,239	—	206,239	355,802	5,000	—
Real estate securities (*)	117,211	—	117,211	171,071	366	—
* Includes $56,044 and $56,044 Tranche C of RFT issued CLO held by the Company, which eliminates within the Repurchase agreement-real estate securities line of the consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.
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

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(Unaudited)

The following table represents the Company's operations by segment for the three months ended March 31, 2016 and 2015 (in thousands):

Three Months Ended March 31, 2016	Total	Real Estate Debt	Real Estate Securities
Interest income	$20,291	$18,676	$1,615
Interest expense	4,768	4,091	677
Net income	9,420	9,059	361
Three Months Ended March 31, 2015
Interest income	9,605	9,196	409
Interest expense	1,933	1,804	129
Net income	4,632	4,546	86
The following table represents the Company's total assets by segment as of March 31, 2016 and December 31, 2015 (in thousands):

As of March 31, 2016	Total	Real Estate Debt	Real Estate Securities
Total Assets	$1,312,738	$1,186,001	$126,737

As of December 31, 2015
Total Assets	1,282,484	1,150,858	131,626

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
Distributions Paid
On April 1, 2016, the Company paid a distribution of $5.5 million to stockholders of record during the month of March 2016. The Company paid $3.3 million of the distribution in cash, while $2.2 million was used to purchase 86,595 shares through the DRIP.
Formation of Special Committee
On May 6, 2016, the Company announced that the Company’s Board, with the unanimous agreement of all directors, had recently formed a special committee, consisting exclusively of independent directors, to explore a potential strategic transaction with a related party. The Board granted the special committee the exclusive authority to consider, review, evaluate and, if appropriate, negotiate a strategic transaction on behalf of the Company. In addition, the Board granted the special committee the authority, when considering such strategic transaction, to solicit expressions of interest or other proposals for, and to consider, any alternative transactions. These transactions may include a possible sale or merger with one or more related or unrelated entities, listing the Company’s shares on a national exchange or the sale of assets.

The special committee has retained special legal counsel and is in the process of engaging a leading real estate investment banking group as financial advisor. To date, the special committee has not engaged in any substantive discussions or negotiations related to the terms of a transaction with this related party or any other party. In addition, there has not been any exchange of information or any entry into non-disclosure agreements with any party. There are no assurances that the consideration of any strategic alternative will result in a transaction. The Company does not intend to comment on or disclose developments regarding the process unless it deems further disclosure is appropriate or required.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying consolidated financial statements of Realty Finance Trust, Inc. The notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the U.S. Securities and Exchange Commission (the "SEC") on March 11, 2016.
As used herein, the terms "we," "our" and "us" refer to Realty Finance Trust, Inc., a Maryland corporation, and, as required by context, to Realty Finance Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to its subsidiaries. We are externally managed by Realty Finance Advisors, LLC (our "Advisor"), a Delaware limited liability company.
The forward-looking statements contained in this Quarterly Report on Form 10-Q may include, but are not limited to, statements as to:

•	our business and investment strategy;

•	our ability to make investments in a timely manner or on acceptable terms;

•	current credit market conditions and our ability to obtain long-term financing for our investments in a timely manner and on terms that are consistent with what we project when we invest;

•	the effect of general market, real estate market, economic and political conditions, including the recent economic slowdown and dislocation in the global credit markets;

•	our ability to make scheduled payments on our debt obligations;

•	our ability to generate sufficient cash flows to make distributions to our stockholders;

•	our ability to generate sufficient debt and equity capital to fund additional investments;

•	our ability to refinance our existing financing arrangements;

•	the degree and nature of our competition;

•	the availability of qualified personnel;

•	our ability to maintain our qualification as a real estate investment trust ("REIT"); and

•	other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
We have no employees. Our Advisor has been retained by us to manage our affairs on a day-to-day basis. The Advisor is under common control with AR Global, the parent of our Sponsor, as a result of which they are related parties, and each, including our former dealer manager, Realty Capital Securities, LLC (the “Former Dealer Manager”), have received or will receive compensation, fees and expense reimbursements for services related to the Offering, the investment and management of our assets, our operations and our liquidation.
In May 6, 2016, we announced that our Board, with the unanimous agreement of all directors, had recently formed a special committee, consisting exclusively of independent directors, to explore a potential strategic transaction with a related party. The Board granted the special committee the exclusive authority to consider, review, evaluate and, if appropriate, negotiate a strategic transaction on behalf of us. In addition, the Board granted the special committee the authority, when considering such strategic transaction, to solicit expressions of interest or other proposals for, and to consider, any alternative transactions. These transactions may include a possible sale or merger with one or more related or unrelated entities, listing the our shares on a national exchange or the sale of assets.
The special committee has retained special legal counsel and is in the process of engaging a leading real estate investment banking group as financial advisor. To date, the special committee has not engaged in any substantive discussions or negotiations related to the terms of a transaction with this related party or any other party. In addition, there has not been any exchange of information or any entry into non-disclosure agreements with any party. There are no assurances that the consideration of any strategic alternative will result in a transaction. We do not intend to comment on or disclose developments regarding the process unless we deem further disclosure is appropriate or required.
Significant Accounting Policies and Use of Estimates
A summary of our significant accounting policies is set forth in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in this Quarterly Report on Form 10-Q. A full disclosure of our significant accounting polices is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Portfolio
As of March 31, 2016 and December 31, 2015, our portfolio consisted of 76 and 77 loans (the "Loans") and 16 and 16 investments in CMBS, respectively. The Loans had a total carrying value, net of reserve, of $1,126.4 million and $1,124.2 million, and our CMBS investments had a fair value of $124.9 million and $130.8 million as of March 31, 2016 and December 31, 2015, respectively. For our loans, we currently estimate loss rates based on historical realized losses experienced in the industry and take into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. We recorded a general allowance for loan losses as of March 31, 2016 and December 31, 2015 in the amount of $1.1 million and $0.9 million, respectively. There were no impaired or specifically reserved loans in the portfolio as of March 31, 2016 and December 31, 2015.
As of March 31, 2016 and December 31, 2015, our Loans had a weighted average coupon of 6.1% and 6.1%, and a weighted average life of 2.5 and 2.7 years, respectively. Our CMBS investments had a weighted average coupon of 4.8% and 4.7% and a remaining life of 2.8 and 3.2 years as of March 31, 2016 and December 31, 2015, respectively. The following charts summarize our portfolio as a percentage of par value, including CMBS, by the collateral type, geographical region and coupon rate type as of March 31, 2016 and December 31, 2015:

An investments region classification is defined according to the below map based on the location of investments' secured property.

The following charts show the par value by maturity year for the investments in our portfolio as of March 31, 2016 and December 31, 2015.

The following table shows selected data from our commercial mortgage loans portfolio as of March 31, 2016 (in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior 1	Retail	$7,460	1M LIBOR + 4.75%	5.4%	78.0%
Senior 2	Office	8,500	1M LIBOR + 4.65%	5.4%	70.8%
Senior 3	Mixed Use	11,000	1M LIBOR + 9.00%	10.5%	70.0%
Senior 4	Office	35,800	1M LIBOR + 5.25%	6.0%	75.0%
Senior 5	Office	11,750	1M LIBOR + 4.75%	5.4%	74.4%
Senior 6	Retail	14,600	1M LIBOR + 4.25%	4.9%	65.0%
Senior 7	Retail	11,636	1M LIBOR + 5.00%	5.7%	70.0%
Senior 8	Office	19,250	1M LIBOR + 4.55%	5.1%	70.0%
Senior 9	Multifamily	16,847	1M LIBOR + 4.75%	5.5%	75.0%
Senior 10	Multifamily	14,229	1M LIBOR + 4.50%	5.2%	76.0%
Senior 11	Office	12,000	1M LIBOR + 4.75%	5.3%	54.1%
Senior 12	Multifamily	21,215	1M LIBOR + 4.25%	4.8%	69.6%
Senior 13	Multifamily	8,668	1M LIBOR + 4.75%	5.5%	76.0%
Senior 14	Retail	9,850	1M LIBOR + 5.25%	5.9%	80.0%
Senior 15	Industrial	18,658	1M LIBOR + 4.25%	5.6%	68.0%
Senior 16	Hospitality	10,350	1M LIBOR + 5.50%	6.2%	69.9%
Senior 17	Office	30,317	1M LIBOR + 4.65%	5.4%	80.0%
Senior 18	Retail	4,725	1M LIBOR + 5.50%	6.3%	72.0%
Senior 19	Retail	19,010	1M LIBOR + 4.75%	5.6%	55.0%
Senior 20	Multifamily	39,200	1M LIBOR + 4.00%	4.6%	77.0%
Senior 21	Retail	7,500	1M LIBOR + 5.00%	5.8%	59.0%
Senior 22	Office	13,129	1M LIBOR + 5.00%	5.7%	75.0%
Senior 23	Hospitality	11,482	1M LIBOR + 5.75%	6.4%	60.0%
Senior 24	Hospitality	12,251	1M LIBOR + 5.30%	6.0%	73.5%
Senior 25	Mixed Use	24,573	1M LIBOR + 5.50%	6.1%	55.3%
Senior 26	Multifamily	17,560	1M LIBOR + 4.20%	4.8%	76.4%
Senior 27	Mixed Use	10,018	1M LIBOR + 5.10%	5.8%	75.0%
Senior 28	Multifamily	39,200	1M LIBOR + 4.25%	5.0%	77.0%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior 29	Retail	9,450	1M LIBOR + 4.90%	5.5%	69.2%
Senior 30	Industrial	33,655	1M LIBOR + 4.00%	4.5%	65.0%
Senior 31	Mixed Use	45,100	1M LIBOR + 5.50%	6.2%	72.6%
Senior 32	Multifamily	8,850	1M LIBOR + 4.70%	5.4%	68.8%
Senior 33	Office	24,500	1M LIBOR + 4.60%	5.3%	65.0%
Senior 34	Mixed Use	7,984	1M LIBOR + 4.75%	5.4%	78.3%
Senior 35	Hospitality	16,800	1M LIBOR + 4.90%	5.5%	74.0%
Senior 36	Office	35,000	1M LIBOR + 5.00%	5.5%	79.0%
Senior 37	Office	6,262	1M LIBOR + 4.90%	5.4%	80.0%
Senior 38	Retail	11,800	1M LIBOR + 4.75%	5.4%	79.4%
Senior 39	Retail	13,500	1M LIBOR + 5.00%	5.7%	78.0%
Senior 40	Retail	11,482	1M LIBOR + 4.50%	5.1%	74.8%
Senior 41	Multifamily	18,075	1M LIBOR + 4.50%	5.1%	75.0%
Senior 42	Mixed Use	31,250	1M LIBOR + 4.50%	5.1%	75.0%
Senior 43	Multifamily	24,394	1M LIBOR + 4.25%	5.0%	79.7%
Senior 44	Office	9,572	1M LIBOR + 5.50%	6.3%	75.0%
Senior 45	Multifamily	28,406	1M LIBOR + 3.85%	4.2%	76.8%
Senior 46	Multifamily	10,785	1M LIBOR + 3.95%	4.3%	77.5%
Senior 47	Multifamily	12,009	1M LIBOR + 3.95%	4.3%	78.2%
Senior 48	Multifamily	5,800	1M LIBOR + 4.05%	4.4%	80.0%
Senior 49	Office	28,000	1M LIBOR + 4.25%	4.8%	73.3%
Senior 50	Multifamily	14,037	1M LIBOR + 5.00%	5.7%	76.7%
Senior 51	Retail	26,500	1M LIBOR + 4.75%	5.2%	67.4%
Senior 52	Multifamily	10,680	1M LIBOR + 4.75%	5.3%	75.0%
Mezzanine 1	Mixed Use	7,000	1M LIBOR + 10.50%	11.1%	84.0%
Mezzanine 2	Office	5,000	11.00%	10.8%	63.6%
Mezzanine 3	Hospitality	3,000	11.00%	10.8%	81.8%
Mezzanine 4	Hospitality	11,000	1M LIBOR + 7.05%	7.5%	70.0%
Mezzanine 5	Office	22,777	1M LIBOR + 7.25%	7.3%	76.0%
Mezzanine 6	Office	7,000	12.00%	11.9%	78.3%
Mezzanine 7	Hospitality	12,000	1M LIBOR + 9.00%	9.2%	74.2%
Mezzanine 8	Retail	1,963	13.00%	12.9%	85.0%
Mezzanine 9	Office	5,100	3M LIBOR + 10.00%	10.6%	79.5%
Mezzanine 10	Hospitality	45,000	1M LIBOR + 10.00%	10.4%	75.0%
Mezzanine 11	Multifamily	5,000	9.00%	8.7%	73.9%
Mezzanine 12	Multifamily	3,480	9.50%	9.4%	84.5%
Mezzanine 13	Office	10,000	1M LIBOR + 8.00%	8.3%	80.0%
Mezzanine 14	Multifamily	4,000	12.00%	11.8%	74.5%
Mezzanine 15	Office	10,000	10.00%	10.9%	79.0%
Mezzanine 16	Office	10,000	1M LIBOR + 10.75%	15.5%	80.0%
Mezzanine 17	Hospitality	7,140	10.00%	11.5%	73.9%
Mezzanine 18	Hospitality	$3,900	10.00%	11.5%	73.9%
Mezzanine 19	Hospitality	$12,510	10.00%	11.5%	73.9%
Mezzanine 20	Hospitality	$8,050	10.00%	11.5%	73.9%
Mezzanine 21	Office	$9,000	10.50%	10.4%	85.0%
Mezzanine 22	Hospitality	$6,253	5.46%	13.5%	76.7%
Mezzanine 23	Hospitality	$12,350	1M LIBOR + 10.00%	10.4%	74.0%
Subordinate 1	Retail	$10,000	11.00%	11.0%	50.1%
		$1,136,193		6.4%	73.1%
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
Results of Operations
Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015
We conduct our business through the following segments:

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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016			2015
	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$1,132,923	$18,667	6.6%	$508,613	$9,196	7.2%
Real estate securities	132,010	1,615	4.9%	54,495	409	3.0%
Total	1,264,933	20,282	6.4%	563,108	9,605	6.8%
Interest-bearing liabilities:
Repurchase Agreements - Loans	231,185	1,983	3.4%	166,238	1,804	4.3%
Repurchase Agreements - Securities	123,513	677	2.2%	32,002	129	1.6%
Collateralized loan obligations	288,106	2,108	2.9%	—	—	—%
Total	642,804	4,768	3.0%	198,240	1,933	3.9%
Net interest income/spread		15,514	3.4%		$7,672	2.9%
Average leverage %(5)	50.8%			35.2%
Weighted average levered yield(6)			8.1%			7.8%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for three months ended March 31, 2016 and December 31, 2015, respectively.
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
Interest Income
The primary driver for increased interest income during the three months ended March 31, 2016 compared to the same period in 2015 was the increase in the size of our portfolio resulting from the investment of the capital raised in the Offering into real estate debt. As of March 31, 2016, our Loans had a total carrying value of $1,127.4 million and our CMBS investments had a fair value of $124.9 million, while as of March 31, 2015, the Loans had a total carrying value of $559.1 million and our CMBS investments had a fair value of $58.4 million. This increase was partially offset by a decrease in yield on our investments by 40 basis points quarter over quarter, primarily due to a shift in the composition of the portfolio predominately to lower yielding senior loans over the course of 2015.

Interest Expense
Interest expense for the three months ended March 31, 2016 was $2.9 million higher than for the three months ended March 31, 2015, primarily due to an increase in average borrowings outstanding of more than $444 million period over period. The increase was partially offset by a 90 basis points decrease in rates on interest-bearing liabilities primarily due to borrowing more on our lower interest repurchase agreements for senior loans compared to higher cost borrowings.
Expenses from Operations
Expenses from operations for the three months ended March 31, 2016 and 2015 were made up of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Asset management and subordinated performance fee	$3,010	$362
Acquisition fees	157	1,032
Professional fees	1,261	1,379
Administrative services expenses	816	—
Other expenses	694	123
Loan loss provision	165	144
Total expenses from operations	$6,103	$3,040
For the three months ended March 31, 2016, expenses from operations were primarily related to asset management and subordinated performance fees. During the three months ended March 31, 2016 and March 31, 2015, we incurred $3.0 million and $0.4 million of asset management and subordinated performance fees, respectively, an increase of $2.6 million. Additionally, we have incurred $0.8 million of administrative service expenses for three months ended March 31, 2016, we did not have these expenses for the three months ended March 31, 2015. For the three months ended March 31, 2015, our expenses from operations were primarily related to acquisition fees and professional fees of $2.4 million.
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
Loan Repo Facilities
We entered into the JPM Repo Facility with JPMorgan Chase Bank, National Association (the "JPM Facility"). The JPM Repo Facility provides up to $150.0 million in advances, subject to adjustment, which we expect to use to finance the acquisition or origination of eligible loans, including first mortgage loans, junior mortgage loans, mezzanine loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 2.25% to 4.50%, depending on the attributes of the purchased assets. The initial maturity date of the JPM Repo Facility is June 18, 2016, with a one-year extension at our option, which may be exercised upon the satisfaction of certain conditions. As of March 31, 2016 and December 31, 2015, there was $121.7 million and $84.3 million of principal outstanding on the JPM Repo Facility, respectively.
We entered into the Barclays Repo Facility with Barclays Bank PLC ("Barclays Repo Facility"). The Barclays Repo Facility provides up to $150.0 million in advances, subject to adjustment, which we expect to use to finance the acquisition or origination of eligible loans, including first mortgage loans and senior notes and participation interests therein. We entered into an amendment of the Barclays Repo Facility, dated as of May 12, 2016 (the “Barclays Amendment”), after giving effect to the Barclays Amendment, advances under the Barclays Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 2.50% to 3.00%, depending on the attributes of the purchased assets. Pursuant to the Barclays Amendment, the maturity date of the Barclays Repo Facility was extended to September 6, 2016. There are two six-month extensions remaining under the Barclays Repo Facility, which may be granted by lender in its sole discretion upon the satisfaction of certain conditions. As of March 31, 2016 and December 31, 2015, we had $121.9 million and $121.9 million outstanding under the Barclays Repo Facility, respectively.
The JPM Repo Facility and the Barclays Repo Facility generally provide that in the event of a decrease in the value of our collateral, the lenders can demand additional collateral. Should the value of our collateral decrease, whether as a result of deteriorating credit quality, an increase in credit market spreads or otherwise, resulting margin calls may cause an adverse change in our liquidity position.
CMBS Master Repurchase Agreements ("MRAs")
We entered into various MRAs that allow us to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary. As of March 31, 2016 and December 31, 2015, we entered into six MRAs, of which three were in use, described below (in thousands):

	Amount			Weighted Average
Counterparty	Outstanding	Accrued Interest	Collateral Pledged	Interest Rate	Days to Maturity
As of March 31, 2016
J.P. Morgan Securities LLC (*)	$90,897	$159	$137,487	2.25%	1
Citigroup Global Markets, Inc.	26,177	81	34,559	2.32%	44
Wells Fargo Securities, LLC	3,375	3	4,500	1.79%	13
Total/Weighted Average	$120,449	$243	$176,546	2.25%	11

As of December 31, 2015
J.P. Morgan Securities LLC (*)	$86,898	$108	$130,618	2.03%	8
Citigroup Global Markets, Inc.	26,619	71	35,528	2.00%	45
Wells Fargo Securities, LLC	3,694	3	4,925	1.67%	13
Total/Weighted Average	$117,211	$182	$171,071	2.01%	17
(*) Collateral includes $52,962 and $56,044 of Tranche C of RFT issued CLO to JPM. The investment in Tranche C of the CLO eliminates on the consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.
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
Recently, the Commercial Mortgage Securitization market has experienced a period of widening credit spreads and limited liquidity.  This trend could negatively impact our ability to execute an additional CLO to refinance our existing indebtedness. We continue to monitor the credit markets to determine the best time to create another CLO financing vehicle. Additionally, this period of widening credit spreads and limited liquidity has affected the fair market value of the CMBS securities we hold in position.
Distributions
In May 13, 2013, our board of directors authorized, and we declared, a distribution payable on a monthly basis to stockholders of record on each day at a rate equal to $0.00565068493 per day, which is equivalent to $2.0625 per annum, per share of common stock. In March 2016, our board of directors ratified the existing distribution amount equivalent to $2.0625 per annum, and, for calendar year 2016, affirmed a change to the daily distribution amount to$0.0056352459 per day per share of common stock, effective January 1, 2016, to accurately reflect that 2016 is a leap year. The distribution will be payable by the fifth day following the end of each month to stockholders of record at the close of business each day during the prior month.
The below table shows the distributions paid on shares outstanding during the three months ended March 31, 2016 and three months ended March 31, 2015 (in thousands):

Three Months Ended March 31, 2016 Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 4, 2016	$3,225	$2,324
February 2, 2016	3,337	2,159
March 2, 2016	3,057	2,099
Total	$9,619	$6,582

Three Months Ended March 31, 2015 Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2015	$1,512	$1,109
February 2, 2015	1,618	1,182
March 2, 2015	1,567	1,154
Total	$4,697	$3,445
The following table shows the sources for the payment of distributions to common stockholders for the periods presented(in thousands):

	Three Months Ended March 31,
	2016		2015
Distributions:
Cash distributions paid	$9,619		$4,697
Distributions reinvested	6,582		3,445
Total distributions	$16,201		$8,142
Source of distribution coverage:
Cash flows provided by operations	$9,619	59.4%	$4,697	57.7%
Proceeds from issuance of common stock	—	—%	—	—%
Common stock issued under DRIP	6,582	40.6%	3,445	42.3%
Total sources of distributions	$16,201	100.0%	$8,142	100.0%
Cash flows provided by operations (GAAP)	$10,088		$5,258
Net income (GAAP)	$9,420		$4,632
The following table compares cumulative distributions paid to cumulative net income (in accordance with GAAP) for the period from November 15, 2012 (date of inception) through March 31, 2016 (in thousands):

For the Period from November 15, 2012 (date of inception) to March 31, 2016
Distributions paid:
Common stockholders in cash	$44,446
Common stockholders pursuant to DRIP / offering proceeds	31,959
Total distributions paid	$76,405
Reconciliation of net income:
Net interest income	$76,661
Gain on sale	112
Acquisition fees	(12,459)
Other operating expenses	(24,460)
Net income	$39,854
Cash flows provided by operations	$38,982

Cash Flows
Cash Flows for the Three Months Ended March 31, 2016
Net cash provided by operating activities for the three months ended March 31, 2016 was $10.1 million. Cash inflows were primarily driven by net income of $9.4 million.
Net cash provided by investing activities for the three months ended March 31, 2016 was $0.5 million. Cash outflows were driven by additional funding of $9.7 million on existing loans, partially offset by principal repayments of $10.2 million.
Net cash provided by financing activities for the three months ended March 31, 2016 was $23.8 million. Cash inflows were primarily driven by $37.3 million from net borrowings on the JPM Repo Facility and $3.2 million from net borrowings on our CMBS MRAs which were partially offset by the payment of $9.6 million in cash distributions paid to stockholders.
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
Annual Subordinated Performance Fee
We pay the Advisor an annual subordinated performance fee calculated on the basis of our total return to stockholders, payable monthly in arrears, such that for any year in which our total return on stockholders’ capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return; provided that in no event will the annual subordinated performance fee payable to the Advisor exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other events which result in our return on stockholders’ capital exceeding 6.0% per annum.
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
Additional Fees Incurred to the Sponsor and its Affiliates
The predecessor to AR Global is a party to a services agreement with RCS Advisory Services, LLC, a subsidiary of the parent company of the Former Dealer Manager (“RCS Advisory”), pursuant to which RCS Advisory and its affiliates provided us and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, financial research, strategic advisory services, investment banking services, critical thinking and analytical resources, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.

We were also party to a transfer agency agreement with American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager (“ANST”), pursuant to which ANST provided us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, we entered into a definitive agreement with DST Systems, Inc., a third-party and its previous provider of sub-transfer agency services, to provide us directly with transfer agency services (including broker and stockholder servicing, transaction processing, yearend IRS reporting and other services). See Note 9 - Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K and Item 13. Certain Relationships and Related Transactions, and Director Independence for a discussion of the various related party transactions, agreements and fees.
Total Costs Incurred Due to Related Party Arrangements
The table below shows the costs incurred due to related party arrangements during the three months ended March 31, 2016 and 2015 and the associated payable as of March 31, 2016 and December 31, 2015 (in thousands). See Note 9 - Related Party Transactions and Arrangements for further detail.

	Three Months Ended March 31,		Payable as of
	2016	2015	March 31, 2016	December 31, 2015
Total commissions and fees incurred from the Former Dealer Manager in connection with the offering	$—	$9,247	$—	$—
Total compensation and reimbursement for services provided by the Advisor and affiliates in connection with the offering	—	1,962	472	480
Acquisition fees and expenses	157	1,781	—	55
Administrative services expenses	816	—	187
Advisory and investment banking fee	6	14	—	—
Subordinated performance fee and Management fee	3,010	362	3,683	3,792
Other related party expenses	26	21	61	—
Total	$4,015	$13,387	$4,403	$4,327
The payables as of March 31, 2016 and December 31, 2015 in the table above are included in Due to affiliates on our consolidated balance sheets.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements as of March 31, 2016 and through the date of the filing of this Form 10-Q.
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
The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Funds From Operations:
Net income	$9,420	$4,632
Funds from operations	$9,420	$4,632
Modified Funds From Operations:
Funds from operations	$9,420	$4,632
Amortization of premiums, discounts and fees on investments, net	(575)	(334)
Acquisition fees and acquisition expenses	157	1,032
Loan loss provision	165	144
Modified funds from operations	$9,167	$5,474

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
As of March 31, 2016 and December 31, 2015, our portfolio included 76 and 77 variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	March 31, 2016	December 31, 2015
(-) 25 Basis Points	(2.20)%	(0.53)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	4.41%	4.52%
(+) 100 Basis Points	8.81%	9.17%
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
Changes in Internal Controls Over Financial Reporting
During the three months ended March 31, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
Neither we nor any of our subsidiaries are a party to any material, pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors" contained in the Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes from these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2016.
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
The repurchase price per share for requests other than for death or disability will be equal to the most-recent estimated net asset value per share of our common stock calculated by our Advisor and approved by our board of directors in accordance with our valuation guidelines, or estimated per-share NAV, multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100%, if the person seeking repurchase has held his or her shares for a period greater than four years. In the case of requests for death or disability, the repurchase price per share will be equal to the estimated per-share NAV at the time of repurchase.
Repurchases pursuant to the SRP, when requested, generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Funding for repurchases pursuant to the SRP for any given fiscal semester will be limited to proceeds received during that same fiscal semester through the issuance of common stock pursuant to any DRIP in effect from time to time, provided that the Board has the power, in its sole discretion, to determine the amount of shares repurchased during any fiscal semester as well as the amount of funds to be used for that purpose. Any repurchase requests received during such fiscal semester will be paid at a price based on our estimated per share NAV applicable on the last day of such fiscal semester, as described above. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests made during any fiscal semester or fiscal year. However, a stockholder may withdraw its request at any time or ask that we honor the request when funds are available. Pending repurchase requests will be honored on a pro rata basis. We will generally pay repurchase proceeds, less any applicable tax or other withholding required by law, by the 31st day following the end of the fiscal semester during which the repurchase request was made.
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

The following table reflects the number of shares repurchased under the SRP cumulatively through March 31, 2016:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2015	301	381,474	23.72
January 1 - January 31, 2016	—	—	—
February 1 - February 29, 2016	—	—	—
March 1 - March 31, 2016	—	—	—
Cumulative as of March 31, 2016	301	381,474	23.72
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
The Company entered into the Barclays Amendment as of May 12, 2016, pursuant to which the maturity date of the Barclays Repo Facility was extended to September 6, 2016 and the pricing rate for each purchased asset was increased by 0.50% per annum. For additional information refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.”

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1*	First Amendment to Master Repurchase Agreement and First Amendment to Fee Letter, dated as of May 12, 2016, by and among Barclays Bank PLC, RFT BB Loan, LLC and Realty Finance Trust, Inc.
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

99.1*	Amended and Restated Share Repurchase Program dated January 28, 2016.
101*
XBRL (eXtensible Business Reporting Language). The following materials from Realty Finance Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2015, formatted in XBRL: (i) the consolidated Balance Sheets, (ii) the consolidated Statements of Operations, (iii) the consolidated Statements of Comprehensive Income, (iv) the consolidated Statement of Changes in Stockholders' Equity, (v) the consolidated Statements of Cash Flows and (vi) the Notes to the consolidated Financial Statements.

____________________________________________
* Filed herewith.

REALTY FINANCE TRUST, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY FINANCE TRUST, INC.

Dated: May 13, 2016	By: /s/ Peter M. Budko Name: Peter M. Budko Title: Chief Executive Officer and Interim President (Principal Executive Officer)

Dated: May 13, 2016	By: /s/ Nicholas Radesca Name: Nicholas Radesca Title: Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)