Form 10-Q
period 2016-06-30
Realty Finance Trust, Inc.
filed 2016-08-12
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2016
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of July 31, 2016 was 31,441,977.

i

PART I
Item 1. Consolidated Financial Statements.

REALTY FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Cash and cash equivalents	$63,653	$14,807
Restricted cash	6,498	5,366
Commercial mortgage loans, held for investment, net of allowance of $1,722 and $888 (1)	1,126,995	1,124,201
Real estate securities, available for sale, at fair value	125,987	130,754
Receivable for loan repayment	1,596	1,307
Accrued interest receivable (2)	5,248	5,360
Prepaid expenses and other assets	1,125	689
Total assets	$1,331,102	$1,282,484
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$287,412	$287,229
Repurchase agreements - commercial mortgage loans	262,056	206,239
Repurchase agreements - real estate securities	119,280	117,211
Interest payable (3)	808	792
Distributions payable	5,392	5,552
Accounts payable and accrued expenses	14,520	6,805
Due to affiliates	4,049	4,327
Total liabilities	693,517	628,155
Commitment and Contingencies (See Note 8)
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of June 30, 2016 and December 31, 2015	—	—
Convertible stock ("promote shares"); $0.01 par value, 1,000 shares authorized, issued and outstanding as of June 30, 2016 and December 31, 2015	1	1
Common stock, $0.01 par value, 949,999,000 shares authorized, 31,361,543 and 31,385,280 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	314	314
Additional paid-in capital	691,632	691,590
Accumulated other comprehensive loss	(4,827)	(2,254)
Accumulated deficit	(49,535)	(35,322)
Total stockholders' equity	637,585	654,329
Total liabilities and stockholders' equity	$1,331,102	$1,282,484

(1)
Includes $425,992 and $425,733 of loans net of allowance of $713 and $422 pledged as collateral on collateralized loan obligations ("CLO"), a variable interest entity ("VIE") as of June 30, 2016 and December 31, 2015, respectively.

(2)	Includes $1,010 and $1,048 of interest receivable for loans pledged as collateral on CLO, a VIE as of June 30, 2016 and December 31, 2015, respectively.

(3)	Includes $500 and $513 of interest payable for loans pledged as collateral on CLO, a VIE as of June 30, 2016 and December 31, 2015, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest Income:
Interest income	$20,222	$12,484	$40,513	$22,089
Less: Interest expense	5,393	2,523	10,161	4,456
Net interest income	14,829	9,961	30,352	17,633
Expenses:
Asset management and subordinated performance fee	3,015	974	6,025	1,336
Acquisition fees	223	3,149	380	4,181
Administrative services expenses	539	—	1,355	—
Professional fees	811	1,040	2,072	2,419
Other expenses	712	415	1,406	538
Loan loss provision	669	80	834	224
Total expenses	5,969	5,658	12,072	8,698
Net income	$8,860	$4,303	$18,280	$8,935

Basic net income per share	$0.28	$0.20	$0.58	$0.45
Diluted net income per share	$0.28	$0.20	$0.58	$0.45
Basic weighted average shares outstanding	31,802,261	22,036,590	31,676,513	19,671,251
Diluted weighted average shares outstanding	31,807,927	22,040,657	31,682,402	19,675,540

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$8,860	$4,303	$18,280	$8,935
Unrealized (loss)/gain on available-for-sale securities	2,391	143	(2,573)	2
Comprehensive income attributable to Realty Finance Trust, Inc.	$11,251	$4,446	$15,707	$8,937

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except for share data)
(Unaudited)

	Convertible Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2015	1,000	1	31,385,280	314	691,590	(2,254)	(35,322)	654,329
Common stock repurchases	—	—	(536,240)	(5)	(12,921)	—	—	(12,926)
Common stock issued through distribution reinvestment plan	—	—	512,503	5	12,945	—	—	12,950
Share-based compensation	—	—	—	—	18	—	—	18
Net income	—	—	—	—		—	18,280	18,280
Distributions declared	—	—	—	—	—	—	(32,493)	(32,493)
Other comprehensive loss	—	—	—	—	—	(2,573)	—	(2,573)
Balance, June 30, 2016	1,000	$1	31,361,543	$314	$691,632	$(4,827)	$(49,535)	$637,585

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$18,280	$8,935
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(1,143)	(508)
Accretion of deferred commitment fees	(765)	(301)
Amortization of deferred financing costs	1,333	1,184
Share-based compensation	18	12
Loan loss provision	834	224
Changes in assets and liabilities:
Accrued interest receivable	877	(574)
Prepaid expenses and other assets	(20)	40
Accounts payable and accrued expenses	52	1,192
Due to affiliates	(278)	(78)
Interest payable	16	184
Net cash provided by operating activities	$19,204	$10,310
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans	$(25,194)	$(378,803)
Purchase of real estate securities	—	(43,287)
Principal repayments received on commercial mortgage loans	22,401	35,366
Principal repayments received on real estate securities	2,213	287
Net cash used in investing activities	$(580)	$(386,437)
Cash flows from financing activities:
Proceeds from issuances of common stock	$—	$214,419
Common stock repurchases	(6,013)	(1,278)
Payments of offering costs and fees related to common stock issuances	—	(24,703)
Borrowings on repurchase agreements - commercial mortgage loans	104,626	186,592
Repayments of repurchase agreements - commercial mortgage loans	(48,809)	(13,857)
Borrowings on repurchase agreements - real estate securities	715,666	263,280
Repayments of repurchase agreements - real estate securities	(713,597)	(232,039)
Increase in restricted cash related to financing activities	(1,132)	(344)
Payments of deferred financing costs	(816)	(125)
Distributions paid	(19,703)	(10,759)
Net cash provided by financing activities	$30,222	$381,186
Net change in cash	$48,846	$5,059
Cash, beginning of period	14,807	386
Cash, end of period	$63,653	$5,445
Supplemental disclosures of cash flow information:
Interest paid	8,811	5,456
Supplemental disclosures of non-cash flow information:
Distributions payable	$5,392	$4,022
Common stock issued through distribution reinvestment plan	12,950	7,974
Receivable for common stock issued	—	1,756

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
Prior to January 2016 the Company was offering for sale a maximum of 80.0 million shares of common stock, $0.01 par value per share, on a reasonable best efforts basis (the "Offering"), pursuant to a registration statement on Form S-11 filed with the U.S. Securities and Exchange Commission under the Securities Act of 1933, as amended. The registration statement also covered the offer and sale of up to approximately 16.8 million shares of common stock pursuant to a distribution reinvestment plan (the "DRIP") under which common stockholders may elect to have their distributions reinvested in additional shares of the Company’s common stock. Effective January 2016, the Company terminated the Offering, deregistered 4,069 unsold shares from the Offering and reallocated 49.7 million unsold shares from the Offering to the DRIP offering.
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
On May 6, 2016, the Company announced that the Company's Board, with the unanimous agreement of all directors, had recently formed a special committee, consisting exclusively of independent directors, to explore a potential strategic transaction with a related party. The Board granted the special committee the exclusive authority to consider, review, evaluate and, if appropriate, negotiate a strategic transaction on behalf of the Company. In addition, the Board granted the special committee the authority, when considering such strategic transaction, to solicit expressions of interest or other proposals for, and to consider, any alternative transactions. These transactions may include a possible sale or merger with one or more related or unrelated entities, listing the shares on a national exchange, changing the advisor or the sale of assets.
There are no assurances that the consideration of any strategic alternative will result in a transaction. The Company does not intend to comment on or disclose developments regarding the process unless the Company deems further disclosure is appropriate or required.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 11, 2016. There have been no significant changes to the Company's significant accounting policies during the three and six months ended June 30, 2016, as described below.
Principles of Consolidation
The Company consolidates all entities that the Company controls through either majority ownership or voting rights. In addition, the Company consolidates all variable interest entities ("VIE") of which the Company is considered the primary beneficiary. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.
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

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

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

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

the assets of the OP can be used for purposes other than settling its obligation, such as paying distributions. As such, the new guidance did not have a material impact on the Company's consolidated financial statements.
In March 2016, the FASB issued an update that changes the accounting for certain aspects of share-based compensation. Among other things, the revised guidance allows companies to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company has adopted the provisions of this guidance beginning January 1, 2016, electing to account for forfeitures when they occur, and determined that there is no impact to the Company’s consolidated financial position, results of operations and cash flows.
In March 2016, the FASB issued guidance which requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.
In June 2016, the FASB issued guidance that changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. The amendments become effective for reporting periods beginning after December 15, 2019. The amendments may be adopted early for reporting periods beginning after December 15, 2018. The company is currently evaluating the impact of this new guidance.
Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loan carrying values by class (in thousands):

	June 30, 2016	December 31, 2015
Senior loans	$913,619	$894,075
Mezzanine loans	205,098	221,014
Subordinated loans	10,000	10,000
Total gross carrying value of loans	1,128,717	1,125,089
Less: Allowance for loan losses	1,722	888
Total commercial mortgage loans, net	$1,126,995	$1,124,201
The following table presents the activity in the Company's allowance for loan losses (in thousands):

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Beginning of period	$888	$570
Provision for loan losses	834	224
Charge-offs	—	—
Recoveries	—	—
Ending allowance for loan losses	$1,722	$794
As of June 30, 2016 and December 31, 2015, the Company's commercial mortgage loan portfolio comprised 75 and 77 loans, respectively.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

	June 30, 2016		December 31, 2015
Loan Type	Par Value	Percentage	Par Value	Percentage
Office	$313,296	27.6%	$307,876	27.2%
Multifamily	308,278	27.1%	305,129	26.9%
Hospitality	173,281	15.2%	171,752	15.1%
Retail	160,912	14.2%	158,784	14.0%
Mixed Use	128,496	11.3%	138,798	12.2%
Industrial	52,688	4.6%	52,107	4.6%
	$1,136,951	100.0%	$1,134,446	100.0%
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
All commercial mortgage loans are assigned an initial risk rating of 2.0. As of June 30, 2016 and December 31, 2015, the weighted average risk rating of loans was 2.0 and 2.0, respectively. As of June 30, 2016 and December 31, 2015, the Company did not have any loans that were past due on their payments, in non-accrual status or impaired.
For the six months ended June 30, 2016 and June 30, 2015, the activity in the Company's loan portfolio was as follows (in thousands):

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Balance at Beginning of Year	$1,124,201	$456,884
Acquisitions and originations	25,194	378,803
Dispositions	—	—
Principal repayments	(22,690)	(43,877)
Discount accretion and premium amortization*	1,124	506
Provision for loan losses	(834)	(224)
Balance at End of Period	$1,126,995	$792,092
________________________
* Includes amortization of capitalized acquisition fees and expenses.

Note 4 - Real Estate Securities
The following is a summary of the Company's real estate securities, CMBS (in thousands):

		Weighted Average
	Number of Investments	Interest Rate	Maturity	Par Value	Fair Value
June 30, 2016	16	4.80%	January 2019	$130,970	$125,987
December 31, 2015	16	4.71%	February 2019	133,183	130,754

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The Company classified its CMBS as available-for-sale as of June 30, 2016 and December 31, 2015. These investments are reported at fair value in the balance sheet with changes in fair value recorded in accumulated other comprehensive income or loss. The following table shows the amortized cost, unrealized gains/losses and fair value of the Company's CMBS investments as of June 30, 2016 and December 31, 2015 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2016	$130,814	$39	$(4,866)	$125,987
December 31, 2015	133,008	—	(2,254)	130,754
As of June 30, 2016, the Company held 16 CMBS positions for an aggregate carrying value of $130.8 million, with an unrealized loss of $4.9 million, of which 11 positions had a total unrealized loss of $0.3 million for a period greater than 12 months.

Note 5 - Debt
Repurchase Agreements - Commercial Mortgage Loans
The Company entered into repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility") and Barclays Bank PLC (the "Barclays Repo Facility"). The JPM Repo Facility provides up to $150.0 million in advances. The Barclays Repo Facility provides up to $150.0 million in advances. Both, the JPM Repo Facility and Barclays Repo Facility are subject to various adjustments. The Company expects to use advances from the JPM Repo Facility and the Barclays Repo Facility to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participation interests therein. The initial maturity date of the JPM Repo Facility was June 18, 2016, with a one year extension at the Company’s option, which may be exercised upon the satisfaction of certain conditions. The Company has exercised the extension option with the JPM Repo Facility lender, extending the maturity date to June 17, 2017. The Company entered into an amendment of the Barclays Repo Facility, dated as of May 12, 2016 (the “Barclays Amendment”), pursuant to which the maturity date of the Barclays Repo Facility was extended to September 6, 2016, and the pricing rate for each purchased asset was increased by 0.50% per annum. There are two six months extensions remaining under the Barclays Repo Facility, which may be granted by the lender in its sole discretion upon the satisfaction of certain conditions. Although the Company is in discussions with the lender with respect to an extension, as of the filing date of this quarterly report the lender has not granted an extension. In the event the extension is not granted by the maturity date and the Company is unable to obtain alternative financing, the Company would be required to sell a portion of the Company's assets to provide cash to supplement cash-on-hand and liquid securities in order to repay the amounts then outstanding on the facility. As of June 30, 2016, the Company is in compliance with all debt covenants.
As of June 30, 2016 and December 31, 2015, the Company had $140.1 million and $84.3 million outstanding under the JPM Repo Facility. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin between 2.25% to 4.5%, depending on the attributes of the purchased assets. As of June 30, 2016 and December 31, 2015, the weighted average interest rate on advances was 2.7% and 3.1%, respectively. The Company incurred $1.7 million and $1.6 million in interest expense on the JPM Repo Facility for the six months ended June 30, 2016 and 2015, respectively.
As of June 30, 2016 and December 31, 2015, the Company had $121.9 million and $121.9 million outstanding under the Barclays Repo Facility. After giving effect to the Barclays Amendment, advances under the Barclays Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin between 2.5% to 3.0%, depending on the attributes of the purchased assets. As of June 30, 2016 and December 31, 2015, the weighted average interest rate on advances was 3.0% and 2.4%, respectively. The Company incurred $1.7 million and $1.4 million of interest expense on the Barclays Repo Facility for the six months ended June 30, 2016 and 2015, respectively.
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

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Repurchase Agreements - Real Estate Securities
The Company has entered into various Master Repurchase Agreements (the "MRAs") that allow the Company to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary. Below is a summary of the Company's MRAs as of June 30, 2016 and December 31, 2015 (in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (*)	Interest Rate	Days to Maturity
As of June 30, 2016
J.P. Morgan Securities LLC	$89,882	$40	$139,130	2.27%	22
Citigroup Global Markets, Inc.	26,023	82	35,184	2.33%	43
Wells Fargo Securities, LLC	3,375	3	4,450	1.80%	13
Total/Weighted Average	$119,280	$125	$178,764	2.27%	26

As of December 31, 2015
J.P. Morgan Securities LLC	$86,898	$108	$130,618	2.03%	8
Citigroup Global Markets, Inc.	26,619	71	35,528	2.00%	45
Wells Fargo Securities, LLC	3,694	3	4,925	1.67%	13
Total/Weighted Average	$117,211	$182	$171,071	2.01%	17
* Includes $54,082 and $56,044 Tranche C of RFT issued CLO held by the Company, which eliminates within the Real estate securities, at fair value line of the consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.
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

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Facility ($000s)	Par Value Issued	Par Value Outstanding (*)	Interest Rate	Maturity Date
As of June 30, 2016
Tranche A	$231,345	$231,345	1M LIBOR + 175	8/1/2030
Tranche B	42,841	42,841	1M LIBOR + 388	8/1/2030
Tranche C	76,044	20,000	1M LIBOR + 525	8/1/2030
	$350,230	$294,186

As of December 31, 2015
Tranche A	$231,345	$231,345	1M LIBOR + 175	8/1/2030
Tranche B	42,841	42,841	1M LIBOR + 388	8/1/2030
Tranche C	76,044	20,000	1M LIBOR + 525	8/1/2030
	$350,230	$294,186
________________________
* Excludes $54,082 and $56,044 of Tranche C of RFT issued CLO held by the Company, which eliminates within the Real estate securities, at fair value line of the consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.
The below represents the total assets and liabilities of the Company's only CLO. The CLO is considered a VIE and is consolidated into the Company's consolidated financial statements as of June 30, 2016 and December 31, 2015 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLO because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.

Assets ($000s)	June 30, 2016	December 31, 2015
Cash	$5	$5
Commercial mortgage loans, held for investment, net of allowance of $713 and $422 (1)	425,992	425,733
Accrued interest receivable	1,010	1,048
Total Assets	$427,007	$426,786

Liabilities
Notes payable (2)(3)	$343,195	$342,998
Accrued interest payable	500	513
Total Liabilities	$343,695	$343,511
________________________
(1) The balance is presented net of allowance for loan loss of $713 and $422 as of June 30, 2016 and December 31, 2015, respectively. The commercial mortgage loans balance as of December 31, 2015 of $426,155 as disclosed in Note 5 to the consolidated financial statements included in the 2015 Form 10-K was not net of allowance for loan loss of $422.
(2) Includes $55,783 and $55,769 of Tranche C of RFT issued CLO held by the Company, which eliminates within the Collateral loan obligations line of the consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.
(3) The balance is presented net of deferred financing cost and discount of $7,035 and $7,232 as of June 30, 2016 and December 31, 2015, respectively. The notes payable balance as of December 31, 2015 of $348,269 as disclosed in Note 5 to the consolidated financial statements included in the 2015 Form 10-K was not net of deferred financing cost of $5,271.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Note 6 - Net Income Per Share
The following table is a summary of the basic and diluted net income per share computation for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (in thousands)	$8,860	$4,303	$18,280	$8,935
Basic weighted average shares outstanding	31,802,261	22,036,590	31,676,513	19,671,251
Unvested restricted shares	5,666	4,067	5,889	4,289
Diluted weighted average shares outstanding	31,807,927	22,040,657	31,682,402	19,675,540
Basic net income per share	$0.28	$0.20	$0.58	$0.45
Diluted net income per share	$0.28	$0.20	$0.58	$0.45
Note 7 - Common Stock
As of June 30, 2016 and December 31, 2015, the Company had 31,361,543 and 31,385,280 shares of common stock outstanding, respectively, including shares issued pursuant to the DRIP and unvested restricted shares. As of June 30, 2016 and December 31, 2015, the Company had received total proceeds of $755.5 million and $755.5 million, respectively, excluding shares issued pursuant to the DRIP and share-based compensation.
On December 30, 2014, the Company filed with the Maryland State Department of Assessments and Taxation articles supplementary to its charter that reclassified 1,000 authorized but unissued shares of the Company’s common stock as shares of convertible stock and set the terms of such convertible shares. The Company then issued 1,000 convertible shares to the Advisor for $1.00 per share. The convertible shares will automatically convert to shares of common stock upon the first occurrence of any of following triggering events (the "Triggering Event"): (i) the Company has paid total distributions on the then-outstanding shares of common stock in an amount equal to or in excess of the sum of the invested capital (as defined in the Company’s charter) plus an aggregate 6.0% cumulative, pre-tax, non-compounded, annual return on such invested capital, (ii) a listing of the Company’s shares of common stock on a national securities exchange or (iii) the termination of the Company’s advisory agreement under certain circumstances. In general, but with certain exceptions as outlined in the articles supplementary, each convertible share will convert into a number of common shares equal to 1/1000 of the quotient of (a) the conversion product (the product of 0.15 times the amount, if any, by which (i) the sum of the enterprise value as of the date of the Triggering Event plus total distributions paid to the Company’s stockholders through the date of the Triggering Event exceeds (ii) the sum of the Company's stockholders’ invested capital plus a 6.0% return as of the date of the Triggering Event) divided by (b) the quotient of the enterprise value divided by the number of shares of the Company’s common stock outstanding (on an as-converted basis) on the date of the Triggering Event. The conversion product will be reduced by the amounts payable pursuant to the annual subordinated performance fee as realized appreciation in the Company’s assets during the time that the Advisor or one of its affiliates acts as the Company’s advisor. As of June 30, 2016, the Triggering Event had not occurred.
Distributions
In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, without regard to the deduction for distributions paid and excluding net capital gains. The Company must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal income taxes.
In May 2013, the Company's board of directors authorized, and the Company declared, a distribution payable on a monthly basis to stockholders of record on each day at a rate equal to $0.00565068493 per day, which is equivalent to $2.0625 per annum, per share of common stock. In March 2016, the Company's board of directors ratified the existing distribution amount a change to the daily distribution amount equivalent to $2.0625 per annum and for calendar year 2016, affirmed a change to the daily distribution amount to $0.0056352459 per day per share of common stock, effective January 1, 2016, to accurately reflect that 2016 is a leap year. The Company's distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The Board may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distributions payments are not assured. The Company distributed $32.6 million during the six months ended June 30, 2016,

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

comprised of $19.7 million in cash and $13.0 million in shares of common stock issued under the DRIP. The Company distributed $47.1 million during the year ended December 31, 2015, comprised of $26.9 million in cash and $20.2 million in shares of common stock issued under the DRIP.
Share Repurchase Program
The Company did not sell any equity securities that were not registered under the Securities Act during the six months ended June 30, 2016.
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

The following table reflects the number of shares repurchased under the SRP cumulatively through June 30, 2016:

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

	Number of Requests	Number of Shares Repurchased(1)	Average Price per Share
Cumulative as of December 31, 2015	301	381,474	$23.72
January 1 - March 31, 2016	—	—	—
April 1 - June 30, 2016	668	536,240	24.08
Cumulative as of June 30, 2016	969	917,714	$23.93
________________________
1 As permitted under the SRP, in July 2016, our board of directors authorized, with respect to redemption requests received during the semi-annual period from January 1, 2016 to June 30, 2016, the repurchase of shares validly submitted for repurchase in an amount limited to the proceeds reinvested through our DRIP.  As a result, redemption requests in the amount of 208,470 shares were not fulfilled.

Note 8 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of June 30, 2016 and December 31, 2015, the Company had the below unfunded commitments to the Company's borrowers.

Funding Expiration	June 30, 2016	December 31, 2015
2016	$238	$890
2017	11,949	16,072
2018	89,229	104,428
2019	11,719	16,939
2020	—	—
2021	—	—
Total	$113,135	$138,329
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.
Note 9 - Related Party Transactions and Arrangements
As of June 30, 2016 and December 31, 2015, entities wholly-owned by the Sponsor owned 52,771 and 8,888 shares of the Company’s outstanding common stock, respectively.
Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the Company's Offering through December 31, 2015.  American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager ("ANST"), provided the Company with transfer agency services through February 2016. RCS Capital Corporation, the parent company of the Company's Former Dealer Manager and certain of its affiliates that provided the Company with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Company's Sponsor. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc.
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

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

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
The predecessor to AR Global is a party to a services agreement with RCS Advisory Services, LLC, ("RCS Advisory") a subsidiary of the parent company of the Former Dealer Manager, pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.
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
The table below shows the compensation and reimbursement to the Advisor, its affiliates, entities under common control with the Advisor and the Former Dealer Manager incurred for services relating to the Offering during the three and six months ended months ended June 30, 2016 and 2015, respectively, and the associated payable as of June 30, 2016 and December 31, 2015, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2016	2015	2016	2015	June 30, 2016	December 31, 2015
Total commissions and fees incurred from the Former Dealer Manager	$—	$11,521	$—	$20,768	$—	$—

Total compensation and reimbursement for services provided by the Advisor, its affiliates, entities under common control with the Advisor and the Former Dealer Manager	$—	$1,886	$—	$3,848	$480	$480
The payables as of June 30, 2016 and December 31, 2015 in the table above are included in "Due to affiliates" on the Company's consolidated balance sheets. The fees incurred are recorded within additional paid in capital line in the consolidated balance sheets.
The Company is responsible for organizational and offering costs from the Offering, excluding commissions and Former Dealer Manager fees, up to a maximum of 2.0% of gross proceeds from its Offering of common stock, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor's responsibility. As of June 30, 2016 and December 31, 2015, organizational and offering costs exceeded 2.0% of cap of gross proceeds received from the Offering by $0.8 million and $0.8 million, respectively which has been recorded in Additional Paid-In Capital of the Company's financial statements as the Advisor has not reimbursed the Company for these costs.
Fees Paid in Connection with the Operations of the Company
The Advisor receives an acquisition fee of 1.0% of the principal amount funded by the Company to originate or acquire commercial mortgage loans and 1.0% of the anticipated net equity funded by the Company to acquire real estate securities. The Company reimburses the Advisor for expenses incurred by the Advisor on behalf of the Company related to selecting,

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

evaluating, originating and acquiring investments in an amount up to 0.5% of the principal amount funded by the Company to originate or acquire commercial mortgage loans and up to 0.5% of the anticipated net equity funded by the Company to acquire real estate securities investments. In no event will the total of all acquisition fees and acquisition expenses exceed 4.5% of the principal amount funded with respect to the Company's total portfolio including subsequent fundings to investments in the Company's portfolio. During the three and six months ended June 30, 2016, acquisition fees of $0.2 million and $0.4 million and for three and six months ended June 30, 2015 $3.1 million and $4.2 million, respectively, have been recognized in Acquisition fees within the consolidated statement of operations. In addition, for the three and six months ended 2015 the Company capitalized $1.0 million and $1.7 million, of acquisition expenses in Commercial mortgage loans line within the Company's consolidated balance sheets, which will be amortized over the life of each investment using the effective interest method. The Company did not capitalize any acquisitions expenses for the three and six months ended June 30, 2016.
The Company pays the Advisor, or its affiliates, a monthly asset management fee equal to one-twelfth of 0.75% of the cost of the Company's assets. Commencing November 10, 2015 (the "NAV pricing date"), the asset management fee is based on the lower of the cost of the Company's assets and the fair value of the Company's assets (fair value will consist of the market value of each portfolio investment as determined by the Advisor in accordance with the Company's valuation guidelines). During the three and six months ended June 30, 2016 , the Company incurred $2.4 million and $4.7 million, in asset management fees, respectively. During the three and six months ended 2015, the Company incurred $0.5 million and $0.5 million in asset management fees, respectively. These asset management fees are recorded in Asset management and subordinated performance fee within the statement of operations. Prior to June 17, 2015, the amount of the asset management fee was reduced to the extent that funds from operations as defined by the National Association of Real Estate Investment Trusts ("FFO"), as adjusted, during the six month period ending on the last day of the calendar quarter immediately preceding the date such asset management fee was payable, was less than distributions declared during the same period. For purposes of this determination, FFO, as adjusted, is FFO adjusted to (i) include acquisition fees and acquisition expenses; (ii) include non-cash restricted stock grant amortization, if any; and (iii) impairments and loan loss reserves on investments, if any (including commercial mortgage loans and other debt investments). FFO, as adjusted, is not the same as FFO.
The Company will pay the Advisor, an annual subordinated performance fee calculated on the basis of total return to stockholders, payable monthly in arrears, such that for any year in which total return on stockholders’ capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return; provided that in no event will the annual subordinated performance fee payable to the Advisor exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other events which result in the Company's return on stockholders’ capital exceeding 6.0% per annum. During the three and six months ended June 30, 2016, the Company incurred an annual subordinated performance fee of $0.6 million and $1.3 million, respectively. During the three and six months ended 2015, the Company incurred an annual subordinated performance fee of $0.4 million and $0.8 million, respectively. These subordinated performance fees are recorded in Asset management and subordinated performance fee within the statement of operations.
Effective June 1, 2013, the Company entered into an agreement with the Former Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. The Company prepaid the cost of an one-time $0.9 million associated with this agreement and amortizes the cost over the estimated life of the Offering into Other expenses on the Company's consolidated statements of operations. For period ending December 31, 2015, the Company had approximately $6,000 of unamortized cost. There was no remaining unamortized cost as of June 30, 2016 and these services are no longer being provided.
The Company will reimburse the Advisor for expenses incurred related to administrative services such as accounting, legal and other services in accordance with the advisory agreement. For the three and six months ended June 30, 2016, the Company incurred and reimbursed $0.5 million and $1.4 million to the Advisor. The Company did not reimburse the Advisor any administrative fees for the three and six months ended June 30, 2015.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The table below depicts related party fees and reimbursements in connection with the operations of the Company for the three and six months ended June 30, 2016 and 2015 and the associated payable as of June 30, 2016 and December 31, 2015 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,		Payable as of
	2016		2015	2016	2015	June 30, 2016	December 31, 2015
Acquisition fees and expenses (1)	$223		$4,423	$380	$6,204	$—	$55
Administrative services expenses (2)	539	—	—	1,355	—	(42)	—
Advisory and investment banking fee	—		14	6	28	—	—
Asset management and subordinated performance fee	3,015		974	6,025	1,336	3,576	3,792
Other related party expenses	24		—	50	—	35	—
Total related party fees and reimbursements	$3,801		$5,411	$7,816	$7,568	$3,569	$3,847
________________________
1 Includes amortization of capitalized acquisition fees and expenses.
2 The ($42) represents a refund owed to the Company by the Advisor due to overpayment of administrative services expense.
The payables as of June 30, 2016 and December 31, 2015 in the table above are included in "Due to affiliates" on the Company's consolidated balance sheets.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor may elect to waive certain fees. Because the Advisor may waive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Advisor. The Advisor has also permanently waived a portion of the acquisition fees and expenses earned on the acquisition of the Company's CMBS in the amount of $0.4 million and $0.5 million for the three and six months ended June 30, 2015, respectively. The Company did not purchase any CMBS positions during the three and six months ended June 30, 2016 as such did not incur any acquisition fees and expenses for CMBS purchases.
Subject to the limitations outlined below, the Company will reimburse the Advisor's cost of providing administrative services and personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or disposition fees. For the three and six months ended June 30, 2016, the Company incurred $0.5 million and $1.4 million of administrative costs in connection with the operations of the Company, which is included in "Administrative services expenses" in the consolidated statements of operations . The Company did not incur such expenses for the six months ended June 30, 2015.
The Advisor must pay any expenses in which the Company's operating expenses as defined by North American Securities Administrators Association at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets or (ii) 25.0% of net income for such expense year. For the preceding four fiscal quarters, the Company did not exceed the greater of the two aforementioned criteria as of June 30, 2016.
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

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

On December 30, 2014, the Company issued 1,000 convertible shares to the Advisor for $1.00 per share. The convertible shares issued to the Advisor will automatically convert to shares of the Company’s common stock upon the first to occur of any of the Triggering Events described in Note 7.
During the three and six months ended June 30, 2016 and 2015, no fees were paid in connection with the liquidation of assets, listing of the Company's common stock or termination of the advisory agreement.
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
CMBS are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar real estate securities and the spreads used in the prior valuation. The Company obtains current market spread information where available and uses this information in evaluating and validating the market price of all real CMBS. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of June 30, 2016 and December 31, 2015, the Company received broker quotes on each CMBS investment used in determining the fair value and have been classified as Level II due to the observable nature of many of the market inputs.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The following table presents the Company's financial instrument carried at fair value on a recurring basis in the consolidated balance sheet by its level in the fair value hierarchy as of June 30, 2016 and December 31, 2015 (in thousands):

	Total	Level I	Level II	Level III
June 30, 2016
Real estate securities	$125,987	$—	$125,987	$—
December 31, 2015
Real estate securities	130,754	—	130,754	—
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no transfers between levels within fair value hierarchy during the three and six months ended June 30, 2016 and 2015. There are no financial instruments carried at fair value on a non-recurring basis as of June 30, 2016 and December 31, 2015.
The fair value of cash and cash equivalents and restricted cash are measured using observable quoted market prices, or Level I inputs and their carrying value approximates their fair value. The fair value of borrowings under repurchase agreements approximate their carrying value on the consolidated balance sheets due to their short-term nature, and are measured using Level II inputs.
The fair values of the Company's commercial mortgage loans and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of June 30, 2016 and December 31, 2015 (in thousands):

		Level	Carrying Amount	Fair Value
June 30, 2016
Commercial mortgage loans	Asset	III	$1,128,717	$1,141,859
Collateralized loan obligation	Liability	II	287,412	289,480
December 31, 2015
Commercial mortgage loans	Asset	III	1,125,089	1,138,841
Collateralized loan obligation	Liability	II	287,229	289,733
The fair value of the commercial mortgage loans is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The Company received broker quotes for each tranche of CLO to determine the fair value of the debt.
Note 11 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of June 30, 2016 and December 31, 2015, respectively (in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Repurchase Agreements	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments as Collateral Pledged	Cash Collateral Pledged	Net Amount
June 30, 2016
Commercial mortgage loans	$262,056	$—	$262,056	$408,858	$5,000	$—
Real estate securities (*)	119,280	—	119,280	178,764	1,498	—
December 31, 2015
Commercial mortgage loans	206,239	—	206,239	355,802	5,000	—
Real estate securities (*)	117,211	—	117,211	171,071	366	—

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

* Includes $56,044 and $56,044 Tranche C of RFT issued CLO held by the Company, which eliminates within the Repurchase agreement-real estate securities line of the consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.
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

The following table represents the Company's operations by segment for the three months ended June 30, 2016 and 2015 (in thousands):

Three Months Ended June 30, 2016	Total	Real Estate Debt	Real Estate Securities
Interest income	$20,222	$18,615	$1,607
Interest expense	5,393	4,710	683
Net income	8,860	8,451	409
Three Months Ended June 30, 2015
Interest income	12,484	11,822	662
Interest expense	2,523	2,344	179
Net income	4,303	4,202	101

The following table represents the Company's operations by segment for the six months ended June 30, 2016 and 2015 (in thousands):

Six Months Ended June 30, 2016	Total	Real Estate Debt	Real Estate Securities
Interest income	$40,513	$37,291	$3,222
Interest expense	10,161	8,801	1,360
Net income	18,280	17,510	770
Six Months Ended June 30, 2015
Interest income	22,089	21,018	1,071
Interest expense	4,456	4,148	308
Net income	8,935	8,748	187
The following table represents the Company's total assets by segment as of June 30, 2016 and December 31, 2015 (in thousands):

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

As of June 30, 2016	Total	Real Estate Debt	Real Estate Securities
Total Assets	$1,331,102	$1,203,061	$128,041

As of December 31, 2015
Total Assets	1,282,484	1,150,858	131,626

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
Repurchase Agreements
The Company entered into the JPM Amendment as of July 15, 2016, pursuant to which the maturity date of the JPM Repo Facility was extended to June 17, 2017. For additional information refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.”
Indemnification Agreement
On August 10, 2016, the Company entered into an indemnification agreement (the “Indemnification Agreement”) with Peter J. McDonough (the “Indemnitee”) in connection with Mr. McDonough’s appointment as an independent director of the Company’s board of directors. The Indemnification Agreement provides that the Company will indemnify the Indemnitee, to the fullest extent permitted by Maryland law and the Company's charter and subject to the limitations set forth in the Indemnification Agreement, from and against all judgments, penalties, fines and amounts paid in settlement and expenses reasonably incurred by the Indemnitee that may result or arise in connection with the Indemnitee serving in his capacity as a present or former director, officer, employee or agent of the Company or as a director, trustee, officer, partner, manager, managing member, fiduciary, employee or agent of any other foreign or domestic corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise that such person is or was serving in such capacity at our request. The Indemnification Agreement further provides that, subject to the limitations set forth in the Indemnification Agreement, the Company will, without requiring a preliminary determination of the Indemnitee’s ultimate entitlement of indemnification under the Indemnification Agreement, advance all reasonable expenses to the Indemnitee incurred by or on behalf of the Indemnitee in connection with any proceeding the Indemnitee is or is threatened to be made a party to.
The Indemnification Agreement provides that the Indemnitee is entitled to indemnification unless it is established that (a) the act or omission of the Indemnitee was material to the matter giving rise to the proceeding and (i) was committed in bad faith or (ii) was the result of active and deliberate dishonesty, (b) the Indemnitee actually received an improper personal benefit in money, property or services or (c) in the case of any criminal proceeding, the Indemnitee had reasonable cause to believe that his conduct was unlawful. The Indemnification Agreement further limits the Indemnitee’s entitlement to indemnification in cases where (a) the proceeding was won by or in the right of the Company and the Indemnitee was adjudged to be liable to the Company, (b) the Indemnitee was adjudged to be liable on the basis that personal benefit was improperly received in any proceeding charging improper personal benefit to the Indemnitee or (c) the proceeding was brought by the Indemnitee, except in certain circumstances.
The Indemnification Agreement also provides that, except for a proceeding brought by the Indemnitee, the Company has the right to defend the Indemnitee in any proceeding which may give rise to indemnification under the Indemnification Agreement. The Indemnification Agreement grants the Indemnitee the right to separate counsel in certain proceedings involving separate defenses, counterclaims or other conflicts of interest and in proceedings in which the Company fail to assume the defense of the Indemnitee in a timely manner. The Indemnification Agreement further provides that the Company will use its reasonable best efforts to acquire directors and officers liability insurance covering the Indemnitee or any claim made against the Indemnitee by reason of his service to the Company.
The description of the Indemnification Agreement in this Quarterly Report on Form 10-Q is a summary and is qualified in its entirety by the terms of the Indemnification Agreement attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Distributions Paid
On July 1, 2016, the Company paid a distribution of $5.4 million to stockholders of record during the month of June 2016. The Company paid $3.4 million of the distribution in cash, while $2.0 million was used to purchase 80,434 shares through the DRIP.

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
Prior to January 2016, we were offering for sale a maximum of $2.0 billion of common stock, $0.01 par value per share, on a reasonable best efforts basis, pursuant to a registration statement on Form S-11 filed with the SEC under the Securities Act of 1933, as amended (the "Securities Act"). The registration statement also covered the offer and sale of up to approximately $400.0 million in shares of common stock pursuant to a DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. Effective January 2016, we terminated the Offering, deregistered 4,069 unsold shares from the Offering and reallocated 49.7 million unsold shares from the Offering to the DRIP offering.
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
We have no employees. Our Advisor has been retained by us to manage our affairs on a day-to-day basis. The Advisor is under common control with AR Global, the parent of our Sponsor, as a result of which they are related parties, and each, including the Former Dealer Manager, have received or will receive compensation, fees and expense reimbursements for services related to the Offering, the investment and management of our assets, our operations and our liquidation.
On May 6, 2016, we announced that our Board, with the unanimous agreement of all directors, had recently formed a special committee, consisting exclusively of independent directors, to explore a potential strategic transaction with a related party. The Board granted the special committee the exclusive authority to consider, review, evaluate and, if appropriate, negotiate a strategic transaction on behalf of us. In addition, the Board granted the special committee the authority, when considering such strategic transaction, to solicit expressions of interest or other proposals for, and to consider, any alternative transactions. These transactions may include a possible sale or merger with one or more related or unrelated entities, listing the shares on a national exchange, changing the advisor or the sale of assets.
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
Portfolio
As of June 30, 2016 and December 31, 2015, our portfolio consisted of 75 and 77 loans (the "Loans") and 16 and 16 investments in CMBS, respectively. The Loans had a total carrying value, net of reserve, of $1,127.0 million and $1,124.2 million, and our CMBS investments had a fair value of $126.0 million and $130.8 million as of June 30, 2016 and December 31, 2015, respectively. For our loans, we currently estimate loss rates based on historical realized losses experienced in the industry and take into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. We recorded a general allowance for loan losses as of June 30, 2016 and December 31, 2015 in the amount of $1.7 million and $0.9 million, respectively. There were no impaired or specifically reserved loans in the portfolio as of June 30, 2016 and December 31, 2015.
As of June 30, 2016 and December 31, 2015, our Loans had a weighted average coupon of 6.1% and 6.1%, and a weighted average life of 2.3 and 2.7 years, respectively. Our CMBS investments had a weighted average coupon of 4.8% and 4.7% and a remaining life of 2.6 and 3.2 years as of June 30, 2016 and December 31, 2015, respectively. The following charts summarize our portfolio as a percentage of par value, including CMBS, by the collateral type, geographical region and coupon rate type as of June 30, 2016 and December 31, 2015:

An investments region classification is defined according to the map below based on the location of investments' secured property.

The following charts show the par value by maturity year for the investments in our portfolio as of June 30, 2016 and December 31, 2015.

The following table shows selected data from our commercial mortgage loans portfolio as of June 30, 2016 (in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior 1	Retail	$7,460	1M LIBOR + 4.75%	5.4%	78.0%
Senior 2	Office	8,500	1M LIBOR + 4.65%	5.4%	70.8%
Senior 3	Mixed Use	11,000	1M LIBOR + 9.00%	9.4%	70.0%
Senior 4	Office	35,800	1M LIBOR + 5.25%	6.0%	75.0%
Senior 5	Office	12,519	1M LIBOR + 4.75%	5.3%	74.4%
Senior 6	Retail	14,600	1M LIBOR + 4.25%	4.9%	65.0%
Senior 7	Retail	11,636	1M LIBOR + 5.00%	5.7%	70.0%
Senior 8	Office	19,250	1M LIBOR + 4.55%	5.1%	70.0%
Senior 9	Multifamily	17,072	1M LIBOR + 4.75%	5.5%	75.0%
Senior 10	Multifamily	14,314	1M LIBOR + 4.50%	5.2%	76.0%
Senior 11	Office	12,000	1M LIBOR + 4.75%	5.3%	54.1%
Senior 12	Multifamily	21,810	1M LIBOR + 4.25%	4.8%	69.6%
Senior 13	Multifamily	8,668	1M LIBOR + 4.75%	5.5%	76.0%
Senior 14	Retail	9,850	1M LIBOR + 5.25%	5.9%	80.0%
Senior 15	Industrial	19,033	1M LIBOR + 4.25%	4.9%	68.0%
Senior 16	Hospitality	10,350	1M LIBOR + 5.50%	6.2%	69.9%
Senior 17	Office	31,401	1M LIBOR + 4.65%	5.4%	80.0%
Senior 18	Retail	4,725	1M LIBOR + 5.50%	6.3%	72.0%
Senior 19	Retail	20,244	1M LIBOR + 4.75%	5.6%	55.0%
Senior 20	Multifamily	41,434	1M LIBOR + 4.00%	4.6%	77.0%
Senior 21	Retail	7,500	1M LIBOR + 5.00%	5.8%	59.0%
Senior 22	Office	13,214	1M LIBOR + 5.00%	5.7%	75.0%
Senior 23	Hospitality	11,482	1M LIBOR + 5.75%	6.4%	60.0%
Senior 24	Hospitality	13,895	1M LIBOR + 5.30%	6.0%	73.5%
Senior 25	Mixed Use	22,473	1M LIBOR + 5.50%	6.1%	55.3%
Senior 26	Multifamily	18,181	1M LIBOR + 4.20%	4.8%	76.4%
Senior 27	Mixed Use	10,583	1M LIBOR + 5.10%	5.8%	75.0%
Senior 28	Multifamily	40,537	1M LIBOR + 4.25%	5.0%	77.0%
Senior 29	Retail	9,450	1M LIBOR + 4.90%	5.5%	69.2%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior 30	Industrial	33,655	1M LIBOR + 4.00%	4.5%	65.0%
Senior 31	Mixed Use	45,174	1M LIBOR + 5.50%	6.2%	72.6%
Senior 32	Multifamily	8,850	1M LIBOR + 4.70%	5.4%	68.8%
Senior 33	Office	25,981	1M LIBOR + 4.60%	5.3%	65.0%
Senior 34	Mixed Use	8,016	1M LIBOR + 4.75%	5.4%	78.3%
Senior 35	Hospitality	16,800	1M LIBOR + 4.90%	5.5%	74.0%
Senior 36	Office	35,000	1M LIBOR + 5.00%	5.5%	79.0%
Senior 37	Office	6,282	1M LIBOR + 4.90%	5.4%	80.0%
Senior 38	Retail	11,800	1M LIBOR + 4.75%	5.4%	79.4%
Senior 39	Retail	13,500	1M LIBOR + 5.00%	5.7%	78.0%
Senior 40	Retail	11,684	1M LIBOR + 4.50%	5.1%	74.8%
Senior 41	Multifamily	18,075	1M LIBOR + 4.50%	5.1%	75.0%
Senior 42	Mixed Use	31,250	1M LIBOR + 4.50%	5.2%	75.0%
Senior 43	Multifamily	24,669	1M LIBOR + 4.25%	5.0%	79.7%
Senior 44	Office	9,802	1M LIBOR + 5.50%	6.3%	75.0%
Senior 45	Multifamily	28,597	1M LIBOR + 3.85%	4.2%	76.8%
Senior 46	Multifamily	10,785	1M LIBOR + 3.95%	4.3%	77.5%
Senior 47	Multifamily	12,174	1M LIBOR + 3.95%	4.3%	78.2%
Senior 48	Multifamily	5,864	1M LIBOR + 4.05%	4.5%	80.0%
Senior 49	Office	28,422	1M LIBOR + 4.25%	4.8%	73.3%
Senior 50	Multifamily	14,086	1M LIBOR + 5.00%	5.7%	76.7%
Senior 51	Retail	26,500	1M LIBOR + 4.75%	5.2%	67.4%
Senior 52	Multifamily	10,680	1M LIBOR + 4.75%	5.3%	75.0%
Mezzanine 1	Office	5,000	11.00%	10.8%	63.6%
Mezzanine 2	Hospitality	3,000	11.00%	10.8%	81.8%
Mezzanine 3	Hospitality	11,000	1M LIBOR + 7.05%	7.5%	70.0%
Mezzanine 4	Office	19,027	1M LIBOR + 7.25%	7.2%	76.0%
Mezzanine 5	Office	7,000	12.00%	11.9%	78.3%
Mezzanine 6	Hospitality	12,000	1M LIBOR + 9.00%	9.2%	74.2%
Mezzanine 7	Retail	1,963	13.00%	12.9%	85.0%
Mezzanine 8	Office	5,098	3M LIBOR + 10.00%	10.7%	79.5%
Mezzanine 9	Hospitality	44,575	1M LIBOR + 10.00%	10.4%	75.0%
Mezzanine 10	Multifamily	5,000	9.00%	8.7%	73.9%
Mezzanine 11	Multifamily	3,480	9.50%	9.4%	84.5%
Mezzanine 12	Office	10,000	1M LIBOR + 8.00%	8.4%	80.0%
Mezzanine 13	Multifamily	4,000	12.00%	11.8%	74.5%
Mezzanine 14	Office	10,000	10.00%	10.9%	79.0%
Mezzanine 15	Office	10,000	1M LIBOR + 10.75%	15.5%	80.0%
Mezzanine 16	Hospitality	7,140	10.00%	11.5%	73.9%
Mezzanine 17	Hospitality	$3,900	10.00%	11.5%	73.9%
Mezzanine 18	Hospitality	$12,510	10.00%	11.5%	73.9%
Mezzanine 19	Hospitality	$8,050	10.00%	11.5%	73.9%
Mezzanine 20	Office	$9,000	10.50%	10.4%	85.0%
Mezzanine 21	Hospitality	$6,230	5.46%	13.3%	76.7%
Mezzanine 22	Hospitality	$12,350	1M LIBOR + 10.00%	10.4%	74.0%
Subordinate 1	Retail	$10,000	11.00%	11.0%	50.1%
		$1,136,951		6.3%	73.03%
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
Results of Operations
Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015
We conduct our business through the following segments:

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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,
	2016			2015
	Average Carrying Value(1)	Interest Income / Expense(2)	WA Yield / Financing Cost(3)(4)	Average Carrying Value(1)	Interest Income / Expense(2)	WA Yield / Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$1,136,418	$18,615	6.6%	$676,329	$11,822	7.0%
Real estate securities	131,040	1,607	4.9%	76,043	662	3.5%
Total	1,267,458	20,222	6.4%	752,372	12,484	6.6%
Interest-bearing liabilities:
Repurchase Agreements - Loans	238,439	2,585	4.3%	252,606	2,344	3.7%
Repurchase Agreements - Securities	122,539	683	2.2%	47,622	179	1.5%
Collateralized loan obligations	288,128	2,125	3.0%	—	—	—%
Total	649,106	5,393	3.3%	300,228	2,523	3.4%
Net interest income/spread		14,829	3.1%		$9,961	3.2%
Average leverage %(5)	51.2%			39.9%
Weighted average levered yield(6)			8.0%			7.9%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for three months ended June 30, 2016 and 2015, respectively.
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
Interest Income
The primary driver for increased interest income during the three months ended June 30, 2016 compared to the same period in 2015 was the increase in the size of our portfolio resulting from the investment of the capital raised in the Offering into real estate debt. As of June 30, 2016, our Loans had a total carrying value of $1,128.7 million and our CMBS investments had a fair value of $126.0 million, while as of June 30, 2015, the Loans had a total carrying value of $792.9 million and our CMBS investments had a fair value of $93.2 million. This increase was partially offset by a decrease in yield on our investments by 20 basis points quarter over quarter, primarily due to a shift in the composition of the portfolio predominately to lower yielding senior loans over the course of 2015.

Interest Expense
Interest expense for the three months ended June 30, 2016 was $2.9 million higher than for the three months ended June 30, 2015, primarily due to an increase in average borrowings outstanding of approximately $350 million period over period. The increase was partially offset by a 10 basis points decrease in rates on interest-bearing liabilities primarily due to borrowing more on our lower interest repurchase agreements for senior loans compared to higher cost borrowings.
Expenses from Operations
Expenses from operations for the three months ended June 30, 2016 and 2015 were made up of the following (in thousands):

	Three Months Ended June 30,
	2016	2015
Asset management and subordinated performance fee	$3,015	$974
Acquisition fees	223	3,149
Professional fees	811	1,040
Administrative services expenses	539	—
Other expenses	712	415
Loan loss provision	669	80
Total expenses from operations	$5,969	$5,658
For the three months ended June 30, 2016, expenses from operations were primarily related to asset management and subordinated performance fees. During the three months ended June 30, 2016 and June 30, 2015, we incurred $3.0 million and $1.0 million of asset management and subordinated performance fees, respectively, an increase of $2.0 million, primarily due to increase in the size of our real estate asset portfolio. Additionally, we have incurred approximately $0.5 million of administrative service expenses related to general and administrative expense reimbursement to the Advisor for three months ended June 30, 2016, we did not have these expenses for the three months ended June 30, 2015, as the Advisor did not seek reimbursement for such expenses for the prior year's period. For the three months ended June 30, 2015, our expenses from operations were primarily related to acquisition fees and professional fees of $4.2 million.

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015
We conduct our business through the following segments:

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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Six Months Ended June 30,
	2016			2015
	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost (3)(4)	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost (3)(4)
Interest-earning assets:
Real estate debt	$1,127,898	$37,291	6.6%	$603,370	$21,018	7.0%
Real estate securities	131,592	3,222	4.9%	67,511	1,071	3.2%
Total	1,259,490	40,513	6.4%	670,881	22,089	6.6%
Interest-bearing liabilities:
Repurchase Agreements - Loans	245,693	4,568	3.7%	218,460	4,148	3.8%
Repurchase Agreements - Securities	121,565	1,360	2.2%	40,504	308	1.5%
Collateralized loan obligations	288,149	4,233	2.9%	—	—	—%
Total	655,407	10,161	3.1%	258,964	4,456	3.4%
Net interest income/spread		30,352	3.3%		$17,633	3.2%
Average leverage %(5)	52.0%			38.6%
Weighted average levered yield(6)			8.1%			7.8%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for six months ended June 30, 2016 and 2015, respectively.
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
Interest Income
The primary driver for increased interest income during the six months ended June 30, 2016 compared to the same period in 2015 was the increase in the size of our portfolio resulting from the investment of the capital raised in the Offering into real estate debt. As of June 30, 2016, our Loans had a total carrying value of $1,128.7 million and our CMBS investments had a fair value of $126.0 million, while as of June 30, 2015, the Loans had a total carrying value of $792.9 million and our CMBS investments had a fair value of $93.2 million. This increase was partially offset by a decrease in yield on our investments by 20 basis points in the first half of 2016 compared to first half of 2015, primarily due to a shift in the composition of the portfolio predominately to lower yielding senior loans over the course of 2015.
Interest Expense
Interest expense for the six months ended June 30, 2016 was $5.7 million higher than for the six months ended June 30, 2015, primarily due to an increase in average borrowings outstanding of approximately $400 million period over period. The increase was partially offset by a 30 basis points decrease in rates on interest-bearing liabilities primarily due to borrowing more on our lower interest repurchase agreements for senior loans compared to higher cost borrowings.

Expenses from Operations
Expenses from operations for the three months ended June 30, 2016 and 2015 were made up of the following (in thousands):

	Six Months Ended June 30,
	2016	2015
Asset management and subordinated performance fee	$6,025	$1,336
Acquisition fees	380	4,181
Professional fees	2,072	2,419
Administrative services expenses	1,355	—
Other expenses	1,406	538
Loan loss provision	834	224
Total expenses from operations	$12,072	$8,698
For the six months ended June 30, 2016, expenses from operations were primarily related to asset management and subordinated performance fees. During the six months ended June 30, 2016 and June 30, 2015, we incurred $6 million and $1.3 million of asset management and subordinated performance fees, respectively, an increase of $4.7 million due to increase in portfolio size of approximately $600 million during first half of 2016 compared to first half of 2015. Additionally, there was no waiver of asset management fee during the first half of 2016. Additionally, we have incurred approximately $1.4 million of administrative service expenses related to general and administrative expense reimbursement to the Advisor for the six months ended June 30, 2016, we did not have these expenses for the six months ended June 30, 2015 as the Advisor did not seek reimbursement for such expenses for the prior year's period. For the six months ended June 30, 2015, our expenses from operations were primarily related to acquisition fees and professional fees of $6.6 million.

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
Loan Repo Facilities
We entered into the JPM Repo Facility with JPMorgan Chase Bank, National Association (the "JPM Facility"). The JPM Repo Facility provides up to $150.0 million in advances, subject to adjustment, which we expect to use to finance the acquisition or origination of eligible loans, including first mortgage loans, junior mortgage loans, mezzanine loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 2.25% to 4.50%, depending on the attributes of the purchased assets. The initial maturity date of the JPM Repo Facility was June 18, 2016, with a one-year extension at our option, which may be exercised upon the satisfaction of certain conditions. The Company has exercised the extension option with the JPM Repo Facility lender, extending the maturity date to June 17, 2017. As of June 30, 2016 and December 31, 2015, there was $140.1 million and $84.3 million of principal outstanding on the JPM Repo Facility, respectively.
We entered into the Barclays Repo Facility with Barclays Bank PLC ("Barclays Repo Facility"). The Barclays Repo Facility provides up to $150.0 million in advances, subject to adjustment, which we expect to use to finance the acquisition or origination of eligible loans, including first mortgage loans and senior notes and participation interests therein. We entered into an amendment of the Barclays Repo Facility, dated as of May 12, 2016 (the “Barclays Amendment”), after giving effect to the Barclays Amendment, advances under the Barclays Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 2.50% to 3.00%, depending on the attributes of the purchased assets. Pursuant to the Barclays Amendment, the maturity date of the Barclays Repo Facility was extended to September 6, 2016. There are two six-month extensions remaining under the Barclays Repo Facility, which may be granted by lender in its sole discretion upon the satisfaction of certain conditions. As of June 30, 2016 and December 31, 2015, we had $121.9 million and $121.9 million outstanding under the Barclays Repo Facility, respectively. Although we are in discussions with the lender with respect to an extension, as of the filing date of this quarterly report the lender has not granted an extension. In the event the extension is not granted by the maturity date and we are unable to obtain alternative financing, we would be required to sell a portion of our assets to provide cash to supplement our cash-on-hand and liquid securities in order to repay the amounts then outstanding on the facility. As of June 30, 2016, the Company is in compliance with all debt covenants.
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
CMBS Master Repurchase Agreements ("MRAs")
We entered into various MRAs that allow us to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary. As of June 30, 2016 and December 31, 2015, we entered into six MRAs, of which three were in use, described below (in thousands):

	Amount			Weighted Average
Counterparty	Outstanding	Accrued Interest	Collateral Pledged	Interest Rate	Days to Maturity
As of June 30, 2016
J.P. Morgan Securities LLC (*)	$89,882	$40	$139,130	2.27%	22
Citigroup Global Markets, Inc.	26,023	82	35,184	2.33%	43
Wells Fargo Securities, LLC	3,375	3	4,450	1.80%	13
Total/Weighted Average	$119,280	$125	$178,764	2.27%	26

As of December 31, 2015
J.P. Morgan Securities LLC (*)	$86,898	$108	$130,618	2.03%	8
Citigroup Global Markets, Inc.	26,619	71	35,528	2.00%	45
Wells Fargo Securities, LLC	3,694	3	4,925	1.67%	13
Total/Weighted Average	$117,211	$182	$171,071	2.01%	17
(*) Collateral includes $54,082 and $56,044 of Tranche C of RFT issued CLO to JPM. The investment in Tranche C of the CLO eliminates on the consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.
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
The below table shows the distributions paid on shares outstanding during the six months ended June 30, 2016 and six months ended June 30, 2015 (in thousands):

Six Months Ended June 30, 2016 Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 4, 2016	$3,225	$2,324
February 2, 2016	3,337	2,159
March 2, 2016	3,057	2,099
April 1, 2016	3,342	2,188
May 2, 2016	3,296	2,068
June 1, 2016	3,446	2,112
Total	$19,703	$12,950

Six Months Ended June 30, 2015 Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2015	$1,512	$1,109
February 2, 2015	1,618	1,182
March 2, 2015	1,568	1,153
April 1, 2015	1,873	1,395
May 1, 2015	1,972	1,478
June 1, 2015	2,216	1,657
Total	$10,759	$7,974
The following table shows the sources for the payment of distributions to common stockholders for the periods presented(in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Distributions:
Cash distributions paid	$10,084		$6,062		$19,703		$10,759
Distributions reinvested	6,368		4,529		12,950		7,974
Total distributions	$16,452		$10,591		$32,653		$18,733
Source of distribution coverage:
Cash flows provided by operations	$9,116	55.4%	$5,052	47.7%	$19,204	58.8%	$10,310	55.0%
Proceeds from issuance of common stock	—	—%	1,010	9.5%	—	—%	449	2.4%
Available cash on hand	968	5.9%	—	—%	499	1.5%	—	—%
Common stock issued under DRIP	6,368	38.7%	4,529	42.8%	12,950	39.7%	7,974	42.6%
Total sources of distributions	$16,452	100.0%	$10,591	100.0%	$32,653	100.0%	$18,733	100.0%
Cash flows provided by operations (GAAP)	$9,116		$5,052		$19,204		$10,310
Net income (GAAP)	$8,860		$4,303		$18,280		$8,935

The following table compares cumulative distributions paid to cumulative net income (in accordance with GAAP) for the period from November 15, 2012 (date of inception) through June 30, 2016 (in thousands):

For the Period from November 15, 2012 (date of inception) to June 30, 2016
Distributions paid:
Common stockholders in cash	$54,530
Common stockholders pursuant to DRIP / offering proceeds	38,327
Total distributions paid	$92,857
Reconciliation of net income:
Net interest income	$91,490
Gain on sale	112
Acquisition fees	(12,682)
Other operating expenses	(30,206)
Net income	$48,714
Cash flows provided by operations	$48,098
Cash Flows

Cash Flows for the Six Months Ended June 30, 2016
Net cash provided by operating activities for the six months ended June 30, 2016 was $19.2 million. Cash inflows were primarily driven by net income of $18.3 million.
Net cash used in investing activities for the six months ended June 30, 2016 was $0.6 million. Cash outflows were driven by additional funding of $25.2 million on existing loans, partially offset by principal repayments of $24.6 million.
Net cash provided by financing activities for the six months ended June 30, 2016 was $30.2 million. Cash inflows were primarily driven by $55.8 million from net borrowings on the JPM Repo Facility and $2.1 million from net borrowings on our CMBS MRAs which were partially offset by the payment of $19.7 million in cash distributions paid to stockholders and $6 million of stock redemptions.
Cash Flows for the Six Months Ended June 30, 2015
Net cash provided by operating activities for the six months ended June 30, 2015 was $10.3 million. Cash inflows were primarily driven by an increase in net interest income to $17.6 million, but were partially offset by cash outflows mainly for acquisition fees of $4.2 million.
Net cash used in investing activities for the six months ended June 30, 2015 was $386.4 million. Cash outflows were primarily driven by originations and acquisitions with $378.8 million and $43.3 million representing our investment in 24 new loans and four new CMBS position, respectively.
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
Prior to the termination of the Former Dealer Manager, we paid our Former Dealer Manager selling commissions of up to 7.0% of the per share purchase price of shares in our Offering, all of which were reallowed to soliciting dealers. In addition, we paid our Former Dealer Manager a fee of 3.0% of the per share purchase price of shares in our Offering, a portion of which could be reallowed to soliciting dealers. Alternatively, a soliciting dealer could have elected to receive a selling commission equal to 7.5% of the gross proceeds from the sale of shares made by such soliciting dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of such sale up to and including the fifth anniversary of the closing of such sale.
No selling commissions or Former Dealer Manager fees are paid for sales under our DRIP.
Additional Fees Incurred to the Sponsor and its Affiliates
The predecessor to AR Global is a party to a services agreement with RCS Advisory Services, LLC, ("RCS Advisory") a subsidiary of the parent company of the Former Dealer Manager, pursuant to which RCS Advisory and its affiliates provided us and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, financial research, strategic advisory services, investment banking services, critical thinking and analytical resources, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.

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

Total Costs Incurred Due to Related Party Arrangements
The table below shows the costs incurred due to related party arrangements during the three and six months ended June 30, 2016 and 2015 and the associated payable as of June 30, 2016 and December 31, 2015 (in thousands). See Note 9 - Related Party Transactions and Arrangements for further detail.

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2016	2015	2016	2015	June 30, 2016	December 31, 2015
Total commissions and fees incurred from the Former Dealer Manager in connection with the offering	$—	$11,521	$—	$20,768	$—	$—
Total compensation and reimbursement for services provided by the Advisor, its affiliates, entities under common control with the Advisor and the Former Dealer Manager	—	1,886	—	3,848	480	480
Acquisition fees and expenses(1)	223	4,423	380	6,204	—	55
Administrative services expenses(2)	539	—	1,355	—	(42)
Advisory and investment banking fee	—	14	6	28	—	—
Asset management and subordinated performance fee	3,015	974	6,025	1,336	3,576	3,792
Other related party expenses	24	—	50	—	35	—
Total	$3,801	$18,818	$7,816	$32,184	$4,049	$4,327
________________________
1 Includes amortization of capitalized acquisition fees and expenses.
2 The ($42) represents a refund owed to the Company by the Advisor due to overpayment of administrative services expense.
The payables as of June 30, 2016 and December 31, 2015 in the table above are included in Due to affiliates on our consolidated balance sheets.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements as of June 30, 2016 and through the date of the filing of this Form 10-Q.
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
The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Funds From Operations:
Net income	$8,860	$4,303	$18,280	$8,935
Funds from operations	$8,860	$4,303	$18,280	$8,935
Modified Funds From Operations:
Funds from operations	$8,860	$4,303	$18,280	$8,935
Amortization of premiums, discounts and fees on investments, net	(568)	(319)	(1,143)	(508)
Acquisition fees	223	3,149	380	4,181
Loan loss provision	669	80	834	224
Modified funds from operations	$9,184	$7,213	$18,351	$12,832

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
As of June 30, 2016 and December 31, 2015, our portfolio included 75 and 77 variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	June 30, 2016	December 31, 2015
(-) 25 Basis Points	(2.22)%	(2.38)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	4.44%	4.81%
(+) 100 Basis Points	8.87%	9.61%
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
Changes in Internal Controls Over Financial Reporting
During the three months ended June 30, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the three months ended June 30, 2016.
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

The following table reflects the number of shares repurchased under the SRP cumulatively through June 30, 2016:

	Number of Requests	Number of Shares Repurchased (1)	Average Price per Share
Cumulative as of December 31, 2015	301	381,474	$23.72
January 1 - March 31, 2016	—	—	—
April 1 - June 30, 2016	668	536,240	24.08
Cumulative as of June 30, 2016	969	917,714	$23.93
________________________
1 As permitted under the SRP, in July 2016, our board of directors authorized, with respect to redemption requests received during the semi-annual period from January 1, 2016 to June 30, 2016, the repurchase of shares validly submitted for repurchase in an amount limited to the proceeds reinvested through our DRIP.  As a result, redemption requests in the amount of 208,470 shares were not fulfilled.

Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

On August 10, 2016, we entered into an indemnification agreement (the “Indemnification Agreement”) with Peter J. McDonough (the “Indemnitee”) in connection with Mr. McDonough’s appointment as an independent director of the Company’s board of directors. The Indemnification Agreement provides that we will indemnify the Indemnitee, to the fullest extent permitted by Maryland law and our charter and subject to the limitations set forth in the Indemnification Agreement, from and against all judgments, penalties, fines and amounts paid in settlement and expenses reasonably incurred by the Indemnitee that may result or arise in connection with the Indemnitee serving in his capacity as a present or former director, officer, employee or agent of us or as a director, trustee, officer, partner, manager, managing member, fiduciary, employee or agent of any other foreign or domestic corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise that such person is or was serving in such capacity at our request. The Indemnification Agreement further provides that, subject to the limitations set forth in the Indemnification Agreement, we will, without requiring a preliminary determination of the Indemnitee’s ultimate entitlement of indemnification under the Indemnification Agreement, advance all reasonable expenses to the Indemnitee incurred by or on behalf of the Indemnitee in connection with any proceeding the Indemnitee is or is threatened to be made a party to.

The Indemnification Agreement provides that the Indemnitee is entitled to indemnification unless it is established that (a) the act or omission of the Indemnitee was material to the matter giving rise to the proceeding and (i) was committed in bad faith or (ii) was the result of active and deliberate dishonesty, (b) the Indemnitee actually received an improper personal benefit in money, property or services or (c) in the case of any criminal proceeding, the Indemnitee had reasonable cause to believe that his conduct was unlawful. The Indemnification Agreement further limits the Indemnitee’s entitlement to indemnification in cases where (a) the proceeding was won by or in the right of us and the Indemnitee was adjudged to be liable to us, (b) the Indemnitee was adjudged to be liable on the basis that personal benefit was improperly received in any proceeding charging improper personal benefit to the Indemnitee or (c) the proceeding was brought by the Indemnitee, except in certain circumstances.

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

The description of the Indemnification Agreement in this Quarterly Report on Form 10-Q is a summary and is qualified in its entirety by the terms of the Indemnification Agreement attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.2*	Indemnification Agreement, dated as of August 10, 2016, between the Company and Peter J. McDonough.
10.3*	Form of Restricted Stock Award Agreement.
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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Realty Finance Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2016, formatted in XBRL: (i) the consolidated Balance Sheets, (ii) the consolidated Statements of Operations, (iii) the consolidated Statements of Comprehensive Income, (iv) the consolidated Statement of Changes in Stockholders' Equity, (v) the consolidated Statements of Cash Flows and (vi) the Notes to the consolidated Financial Statements.

____________________________________________
* Filed herewith.

REALTY FINANCE TRUST, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY FINANCE TRUST, INC.

Dated: August 12, 2016	By: /s/ Peter M. Budko Name: Peter M. Budko Title: Chief Executive Officer and Interim President (Principal Executive Officer)

Dated: August 12, 2016	By: /s/ Nicholas Radesca Name: Nicholas Radesca Title: Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)