Form 10-Q
period 2016-09-30
Realty Finance Trust, Inc.
filed 2016-11-14
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2016
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-55188
REALTY FINANCE TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-1406086
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9 West 57th Street, #4920 New York, New York	10019
(Address of Principal Executive Office)	(Zip Code)

(212) 588-6770
(Registrant’s Telephone Number, Including Area Code)

405 Park Avenue, 14th Floor
New York, New York 10022
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of October 31, 2016 was 31,683,529.

i

PART I
Item 1. Consolidated Financial Statements.

REALTY FINANCE TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Cash and cash equivalents	$60,873	$14,807
Restricted cash	5,000	5,366
Commercial mortgage loans, held for investment, net of allowance of $1,609 and $888 (1)	1,119,293	1,124,201
Real estate securities, available for sale, at fair value	57,639	130,754
Receivable for loan repayment	528	1,307
Accrued interest receivable (2)	5,316	5,360
Prepaid expenses and other assets	763	689
Total assets	$1,249,412	$1,282,484
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$287,505	$287,229
Repurchase agreements - commercial mortgage loans	241,868	206,239
Repurchase agreements - real estate securities	72,698	117,211
Interest payable (3)	1,705	792
Distributions payable	5,335	5,552
Accounts payable and accrued expenses	2,225	6,805
Due to affiliates	2,798	4,327
Total liabilities	614,134	628,155
Commitment and Contingencies (See Note 8)
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Convertible stock ("promote shares"); $0.01 par value, 1,000 shares authorized, issued and outstanding as of September 30, 2016 and December 31, 2015	—	1
Common stock, $0.01 par value, 949,999,000 shares authorized, 31,605,701 and 31,385,280 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	316	314
Additional paid-in capital	697,684	691,590
Accumulated other comprehensive loss	(2,219)	(2,254)
Accumulated deficit	(60,503)	(35,322)
Total stockholders' equity	635,278	654,329
Total liabilities and stockholders' equity	$1,249,412	$1,282,484

(1)
Includes $426,278 and $425,733 of loans net of allowance of $703 and $422 pledged as collateral on collateralized loan obligations ("CLO"), a variable interest entity ("VIE") as of September 30, 2016 and December 31, 2015, respectively.

(2)	Includes $1,026 and $1,048 of interest receivable for loans pledged as collateral on CLO, a VIE as of September 30, 2016 and December 31, 2015, respectively.

(3)	Includes $513 and $513 of interest payable for loans pledged as collateral on CLO, a VIE as of September 30, 2016 and December 31, 2015, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest Income:
Interest income	$20,250	$16,252	$60,763	$38,341
Less: Interest expense	7,317	3,469	17,478	7,925
Net interest income	12,933	12,783	43,285	30,416
Operating Expenses:
Asset management and subordinated performance fee	1,066	2,405	7,091	3,741
Acquisition fees	255	1,777	635	5,958
Administrative services expenses	2,480	—	3,835	—
Professional fees	2,154	659	4,226	3,136
Other expenses	686	439	2,092	919
Total Operating Expenses	6,641	5,280	17,879	13,754

Loan loss recovery/(provision)	113	(78)	(721)	(302)
Realized loss on sale of real estate securities	(1,032)	—	(1,032)	—

Net income	$5,373	$7,425	$23,653	$16,360

Basic net income per share	$0.17	$0.28	$0.75	$0.74
Diluted net income per share	$0.17	$0.28	$0.75	$0.74
Basic weighted average shares outstanding	31,516,876	26,684,913	31,622,796	22,035,227
Diluted weighted average shares outstanding	31,523,911	26,690,964	31,629,070	22,040,110

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$5,373	$7,425	$23,653	$16,360
Unrealized (loss)/gain on available-for-sale securities	2,608	(1,008)	35	(1,010)
Comprehensive income attributable to Realty Finance Trust, Inc.	$7,981	$6,417	$23,688	$15,350

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except for share data)
(Unaudited)

	Convertible Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2015	1,000	$1	31,385,280	$314	$691,590	$(2,254)	$(35,322)	$654,329
Common stock repurchases	—	—	(540,125)	(5)	(13,026)	—	—	(13,031)
Common stock issued through distribution reinvestment plan	—	—	755,798	7	19,092	—	—	19,099
Share-based compensation	—	—	4,748	—	27	—	—	27
Net income	—	—	—	—	—	—	23,653	23,653
Distributions declared	—	—	—	—	—	—	(48,834)	(48,834)
Conversion of convertible stocks	(1,000)	(1)	—	—	1	—	—	—
Other comprehensive loss	—	—	—	—	—	35	—	35
Balance, September 30, 2016	—	$—	31,605,701	$316	$697,684	$(2,219)	$(60,503)	$635,278

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REALTY FINANCE TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$23,653	$16,360
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(1,761)	(877)
Accretion of deferred commitment fees	(1,169)	(603)
Amortization of deferred financing costs	2,989	1,872
Share-based compensation	27	24
Realized loss on sale of real estate securities	1,032	—
Loan loss provision	721	302
Changes in assets and liabilities:
Accrued interest receivable	1,213	(2,041)
Prepaid expenses and other assets	49	(416)
Accounts payable and accrued expenses	1,415	519
Due to affiliates	(1,529)	1,353
Interest payable	913	304
Net cash provided by operating activities	$27,553	$16,797
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans	$(42,236)	$(526,919)
Purchase of real estate securities	—	(53,304)
Proceeds from sale of real estate securities	69,957	—
Principal repayments received on commercial mortgage loans	48,906	45,542
Principal repayments received on real estate securities	2,218	1,573
Net cash provided by (used in) investing activities	$78,845	$(533,108)
Cash flows from financing activities:
Proceeds from issuances of common stock	$—	$316,614
Common stock repurchases	(19,026)	(2,899)
Payments of offering costs and fees related to common stock issuances	—	(36,981)
Borrowings on repurchase agreements - commercial mortgage loans	104,626	244,178
Repayments of repurchase agreements - commercial mortgage loans	(68,997)	(18,257)
Borrowings on repurchase agreements - real estate securities	1,019,598	50,274
Repayments of repurchase agreements - real estate securities	(1,064,111)	(3,946)
Increase in restricted cash related to financing activities	366	(1,339)
Payments of deferred financing costs	(2,836)	—
Distributions paid	(29,952)	(18,215)
Net cash (used in) provided by financing activities	$(60,332)	$529,429
Net change in cash and cash equivalents	$46,066	$13,118
Cash and cash equivalents, beginning of period	14,807	386
Cash and cash equivalents, end of period	$60,873	$13,504
Supplemental disclosures of cash flow information:
Interest paid	$13,576	$5,749
Supplemental disclosures of non-cash flow information:
Common stock issued through distribution reinvestment plan	19,099	13,643
Receivable for common stock issued	—	3,065

The accompanying notes are an integral part of these unaudited consolidated financial statements.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Note 1 - Organization and Business Operations
Realty Finance Trust, Inc. (the "Company") was incorporated in Maryland on November 15, 2012 and conducts its operations to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. Substantially all of the Company's business is conducted through Realty Finance Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and directly or indirectly holds all of the units of limited partner interests in the OP.
Benefit Street Partners L.L.C. serves as the Company's advisor (the "Advisor") pursuant to an advisory agreement executed on September 29, 2016 (the “Advisory Agreement”). The Advisor, an investment adviser registered with the U.S. Securities and Exchange Commission (“SEC”), is a credit-focused alternative asset management firm with over $14 billion in assets under management. The Advisor manages assets across a broad range of complementary credit strategies, including high yield, levered loans, private/opportunistic debt, liquid credit, structured credit and commercial real estate debt. The Advisor has over 115 professionals, including a 34-person team dedicated to the Advisor's real estate platform. The Advisor is in partnership with Providence Equity Partners L.L.C., a global private equity firm with a combined $47 billion in assets under management. Prior to September 29, 2016, Realty Finance Advisor, LLC ("Former Advisor") was the Company's advisor. The Former Advisor is controlled by AR Global Investments, LLC ("AR Global"). The Advisor is an affiliate of Providence Equity Partners L.L.C.
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
The Company has no employees. The Company has retained the Advisor to manage the Company's affairs on a day-to-day basis. The Advisor receives compensation and fees for services related to the investment and management of the Company's assets and the operations of the Company.
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
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2015, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 11, 2016. There have been no significant changes to the Company's significant accounting policies during the three and nine months ended September 30, 2016, as described below.
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

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The accompanying consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members as well as whether the entity is a VIE for which the Company is the primary beneficiary. The Company has determined the OP is a VIE of which the Company is the primary beneficiary. Substantially all of the Company's assets and liabilities are held by the OP.
The accompanying consolidated financial statements include the accounts of a collateralized loan obligation ("CLO") issued and securitized by a wholly owned subsidiary of the Company. The Company has determined the CLO is a VIE of which the Company's subsidiary is the primary beneficiary. The Company has disclosed the assets and liabilities of the CLO on the face of the consolidated balance sheet in accordance with ASC 810 - Consolidation.
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
General reserves are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. The Company currently estimates loss rates based on historical realized losses experienced in the industry, given the fact the Company has not experienced any losses, and takes into account current collateral and economic conditions affecting the probability and severity of losses when establishing the allowance for loan losses. The Company performs a comprehensive analysis of its loan portfolio and assigns risk ratings to loans that incorporate management's current judgments about their credit quality based on all known and relevant internal and external factors that may affect collectability. The Company considers, among other things, payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographic location as well as national and regional economic factors. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. Ratings range from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss.
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

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
In August 2016, the FASB issued guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The revised guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

In October 2016, the FASB issued guidance where a reporting entity will need to evaluate if it should consolidate a VIE. The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.
Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loan carrying values by class (in thousands):

	September 30, 2016	December 31, 2015
Senior loans	$905,876	$894,075
Mezzanine loans	205,026	221,014
Subordinated loans	10,000	10,000
Total gross carrying value of loans	1,120,902	1,125,089
Less: Allowance for loan losses	1,609	888
Total commercial mortgage loans, net	$1,119,293	$1,124,201
The following table presents the activity in the Company's allowance for loan losses (in thousands):

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Beginning of period	$888	$570
Provision for loan losses	721	302
Charge-offs	—	—
Recoveries	—	—
Ending allowance for loan losses	$1,609	$872
As of September 30, 2016 and December 31, 2015, the Company's commercial mortgage loan portfolio comprised 73 and 77 loans, respectively.

	September 30, 2016		December 31, 2015
Loan Type	Par Value	Percentage	Par Value	Percentage
Office	$320,195	28.4%	$307,876	27.2%
Multifamily	323,031	28.6%	305,129	26.9%
Hospitality	173,526	15.4%	171,752	15.1%
Retail	151,584	13.4%	158,784	14.0%
Mixed Use	107,531	9.5%	138,798	12.2%
Industrial	52,688	4.7%	52,107	4.6%
	$1,128,555	100.0%	$1,134,446	100.0%
Credit Characteristics
As part of the Company's process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its loans. The loans are scored on a scale of 1 to 5 as follows:

Investment Rating	Summary Description
1	Investment exceeding fundamental performance expectations and/or capital gain expected. Trends and risk factors since time of investment are favorable.
2	Performing consistent with expectations and a full return of principal and interest expected. Trends and risk factors are neutral to favorable.
3	Performing investments requiring closer monitoring. Trends and risk factors show some deterioration.
4	Underperforming investment with the potential of some interest loss but still expecting a positive return on investment. Trends and risk factors are negative.
5	Underperforming investment with expected loss of interest and some principal.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

All commercial mortgage loans are assigned an initial risk rating of 2.0. As of September 30, 2016 and December 31, 2015, the weighted average risk rating of loans was 2.1 and 2.0, respectively. As of September 30, 2016 and December 31, 2015, the Company did not have any loans that were past due on their payments, in non-accrual status or impaired.
For the nine months ended September 30, 2016 and September 30, 2015, the activity in the Company's loan portfolio was as follows (in thousands):

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Balance at Beginning of Year	$1,124,201	$456,884
Acquisitions and originations	42,236	526,919
Dispositions	—	—
Principal repayments	(48,127)	(45,542)
Discount accretion and premium amortization*	1,704	873
Provision for loan losses	(721)	(302)
Balance at End of Period	$1,119,293	$938,832
________________________
* Includes amortization of capitalized acquisition fees and expenses.

Note 4 - Real Estate Securities
The following is a summary of the Company's real estate securities, CMBS (in thousands):

		Weighted Average
	Number of Investments	Interest Rate	Maturity	Par Value	Fair Value
September 30, 2016	7	5.27%	September 2019	$60,000	$57,639
December 31, 2015	16	4.71%	February 2019	133,183	130,754
The Company classified its CMBS as available-for-sale as of September 30, 2016 and December 31, 2015. These investments are reported at fair value in the consolidated balance sheet with changes in fair value recorded in accumulated other comprehensive income or loss. The following table shows the amortized cost, unrealized gains/losses and fair value of the Company's CMBS investments as of September 30, 2016 and December 31, 2015 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2016	$59,858	$—	$(2,219)	$57,639
December 31, 2015	133,008	—	(2,254)	130,754
As of September 30, 2016, the Company held 7 CMBS positions for an aggregate carrying value of $59.9 million, with an unrealized loss of $2.2 million, of which 6 positions had a total unrealized loss of $0.7 million for a period greater than 12 months. The Company does not believe any of the positions are other than temporarily impaired based on current market spreads. The Company does not intend to dispose the CMBS positions nor does the Company believe it is more likely than not that the Company will be required to dispose these positions before recovery of their amortized cost basis.
The Company has recognized loss of approximately $1.0 million for the three and nine months ended September 30, 2016, recorded within the realized loss on sale of real estate securities in the consolidated statement of operations. The Company did not have any realized losses during the three and nine months ended September 30, 2015.
Note 5 - Debt
Repurchase Agreements - Commercial Mortgage Loans
As of September 30, 2016, the Company was party to repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility") and Barclays Bank PLC (the "Barclays Repo Facility"). The JPM Repo Facility provides up to $150.0 million in advances. The Barclays Repo Facility provides up to $150.0 million in advances. Both, the JPM Repo Facility and Barclays Repo Facility are subject to various adjustments. The initial maturity date of the JPM Repo Facility was

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

June 18, 2016, with a one year extension at the Company’s option. The Company exercised the extension option with the JPM Repo Facility lender, extending the maturity date to June 17, 2017. The Company entered into an amendment of the Barclays Repo Facility, dated as of September 2, 2016 (the “Barclays Amendment”), upon the payment of an amendment fee, pursuant to which the maturity date of the Barclays Repo Facility was extended to October 6, 2016. Subsequent to September 30, 2016, the JPM Repo Facility was amended to, among other things, increase the maximum advance capacity to $300 million. The proceeds from the increase in the size of the JPM Repo Facility were used to pay off the outstanding balance on the Barclays Repo Facility and the Barclays Repo Facility was terminated. Refer to Note 13-Subsequent Events. As of September 30, 2016, the Company was in compliance with all debt covenants.
As of September 30, 2016 and December 31, 2015, the Company had $130.0 million and $84.3 million outstanding under the JPM Repo Facility. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin between 2.25% to 4.5%, depending on the attributes of the purchased assets. As of September 30, 2016 and December 31, 2015, the weighted average interest rate on advances was 2.8% and 3.1%, respectively. The Company incurred $3.4 million and $4.2 million in interest expense on the JPM Repo Facility for the nine months ended September 30, 2016 and 2015, respectively, excluding amortization of deferred financing cost.
As of September 30, 2016 and December 31, 2015, the Company had $111.9 million and $121.9 million outstanding under the Barclays Repo Facility. As of September 30, 2016 and December 31, 2015, the weighted average interest rate on advances was 3.1% and 2.4%, respectively. The Company incurred $4.7 million and $3.1 million of interest expense on the Barclays Repo Facility for the nine months ended September 30, 2016 and 2015, respectively, excluding amortization of deferred financing cost. The Barclays Repo Facility was terminated on October 5, 2016.
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
Repurchase Agreements - Real Estate Securities
The Company has entered into various Master Repurchase Agreements (the "MRAs") that allow the Company to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary. Below is a summary of the Company's MRAs as of September 30, 2016 and December 31, 2015 (in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (*)	Interest Rate	Days to Maturity
As of September 30, 2016
J.P. Morgan Securities LLC	$65,295	$65	$102,663	2.38%	14
Citigroup Global Markets, Inc.	3,878	1	4,807	1.88%	26
Wells Fargo Securities, LLC	3,525	3	4,813	1.86%	12
Total/Weighted Average	$72,698	$69	$112,283	2.33%	15

As of December 31, 2015
J.P. Morgan Securities LLC	$86,898	$108	$130,618	2.03%	8
Citigroup Global Markets, Inc.	26,619	71	35,528	2.00%	45
Wells Fargo Securities, LLC	3,694	3	4,925	1.67%	13
Total/Weighted Average	$117,211	$182	$171,071	2.01%	17
* Includes $54,643 and $56,044 Tranche C of RFT issued CLO held by the Company, which eliminates within the real estate securities, at fair value line of the consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.
Collateralized Loan Obligation
On October 19, 2015, RFT 2015-FL1 Issuer, Ltd. (the “Issuer”) and RFT 2015-FL1 Co-Issuer, LLC (the “Co-Issuer”), both wholly owned indirect subsidiaries of the Company, entered into an indenture with the OP, as advancing agent, U.S. Bank

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

National Association as note administrator and U.S. Bank National Association as trustee, which governs the issuance of approximately $350.2 million principal balance secured floating rate notes (the “Notes”). In addition, concurrently with the issuance of the Notes, the Issuer also issued 78,188,494 Preferred Shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “Preferred Shares”), which were not offered as part of closing the indenture. For U.S. federal income tax purposes, the Issuer and Co-Issuer are disregarded entities.
The Notes are collateralized by interests in a pool of 28 mortgage assets having a total principal balance of $428.4 million (the “Mortgage Assets”) originated by a subsidiary of the Company. The sale of the Mortgage Assets to the Issuer is governed by a Mortgage Asset Purchase Agreement dated as of October 19, 2015, between the Company and the Issuer. In connection with the securitization, the Issuer and Co-Issuer offered and sold the following classes of Notes to third parties: Class A, Class B, Class C. A wholly owned subsidiary of the Company retained approximately $56.0 million of the total $76.0 million of Class C and all of the preferred equity in the Issuer. The retained Class C and its related interest income and the preferred equity are eliminated in the Company's consolidated financial statements. The Company, as the holder of preferred equity in the Issuer, will absorb the first losses of the CLO, which may have a negative impact to the Company's result of operations. The issuance of the CLO also results in an increase in interest expense within the consolidated statement of operations. The following table represents the terms of the CLO issued.

Facility ($000s)	Par Value Issued	Par Value Outstanding (*)	Interest Rate	Maturity Date
As of September 30, 2016
Tranche A	$231,345	$231,345	1M LIBOR + 175	8/1/2030
Tranche B	42,841	42,841	1M LIBOR + 388	8/1/2030
Tranche C	76,044	20,000	1M LIBOR + 525	8/1/2030
	$350,230	$294,186

As of December 31, 2015
Tranche A	$231,345	$231,345	1M LIBOR + 175	8/1/2030
Tranche B	42,841	42,841	1M LIBOR + 388	8/1/2030
Tranche C	76,044	20,000	1M LIBOR + 525	8/1/2030
	$350,230	$294,186
________________________
* Excludes $56,044 and $56,044 of Tranche C of RFT issued CLO held by the Company, which eliminates within the collateralized loan obligation line of the consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.
The below table reflects the total assets and liabilities of the Company's only CLO. The CLO is considered a VIE and is consolidated into the Company's consolidated financial statements as of September 30, 2016 and December 31, 2015 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLO because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Assets ($000s)	September 30, 2016	December 31, 2015
Cash	$5	$5
Commercial mortgage loans, held for investment, net of allowance of $703 and $422 (1)	426,278	425,733
Accrued interest receivable	1,026	1,048
Total Assets	$427,309	$426,786

Liabilities
Notes payable (2)(3)	$343,295	$342,998
Interest payable	513	513
Total Liabilities	$343,808	$343,511
________________________
(1) The balance is presented net of allowance for loan loss of $703 and $422 as of September 30, 2016 and December 31, 2015, respectively. The commercial mortgage loans balance as of December 31, 2015 of $426,155 as disclosed in Note 5 to the consolidated financial statements included in the 2015 Form 10-K was not net of allowance for loan loss of $422.
(2) Includes $55,790 and $55,769 of Tranche C of RFT issued CLO held by the Company, which eliminates within the Collateral loan obligations line of the consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.
(3) The balance is presented net of deferred financing cost and discount of $6,935 and $7,232 as of September 30, 2016 and December 31, 2015, respectively. The notes payable balance as of December 31, 2015 of $348,269 as disclosed in Note 5 to the consolidated financial statements included in the 2015 Form 10-K was not net of deferred financing cost of $5,271.

Note 6 - Net Income Per Share
The following table is a summary of the basic and diluted net income per share computation for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (in thousands)	$5,373	$7,425	$23,653	$16,360
Basic weighted average shares outstanding	31,516,876	26,684,913	31,622,796	22,035,227
Unvested restricted shares	7,035	6,051	6,274	4,883
Diluted weighted average shares outstanding	31,523,911	26,690,964	31,629,070	22,040,110
Basic net income per share	$0.17	$0.28	$0.75	$0.74
Diluted net income per share	$0.17	$0.28	$0.75	$0.74
Note 7 - Common Stock
As of September 30, 2016 and December 31, 2015, the Company had 31,605,701 and 31,385,280 shares of common stock outstanding, respectively, including shares issued pursuant to the DRIP and unvested restricted shares. As of September 30, 2016 and December 31, 2015, the Company had received total proceeds of $755.5 million and $755.5 million, respectively, excluding shares issued pursuant to the DRIP and share-based compensation.
On December 30, 2014, the Company filed with the Maryland State Department of Assessments and Taxation articles supplementary to its charter that reclassified 1,000 authorized but unissued shares of the Company’s common stock as shares of convertible stock and set the terms of such convertible shares. The Company then issued 1,000 convertible shares to the Former Advisor for $1.00 per share. The convertible shares automatically convert to shares of common stock upon the first occurrence of certain triggering events (the "Triggering Event"), including the termination of the advisory agreement between the Former Advisor and the Company under certain circumstances. In general, but with certain exceptions as outlined in the articles supplementary, each convertible share will convert into a number of common shares equal to 1/1000 of the quotient of (a) the conversion product (the product of 0.15 times the amount, if any, by which (i) the sum of the enterprise value as of the date of the Triggering Event plus total distributions paid to the Company’s stockholders through the date of the Triggering Event

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

exceeds (ii) the sum of the Company's stockholders’ invested capital plus a 6.0% return as of the date of the Triggering Event) divided by (b) the quotient of the enterprise value divided by the number of shares of the Company’s common stock outstanding (on an as-converted basis) on the date of the Triggering Event. The conversion product will be reduced by the amounts payable pursuant to the annual subordinated performance fee as realized appreciation in the Company’s assets during the time that the Former Advisor or one of its affiliates acts as the Company’s advisor. Subsequent to September 30, 2016, the Company determined that as a result of the termination of the advisory agreement between the Former Advisor and the Company a Triggering Event had occurred and, based on the Company’s determination of the enterprise value of the Company on the date of the Triggering Event, the total distributions paid to the Company’s stockholders through the date of the Triggering Event, and the sum of the Company's stockholders’ invested capital as of the date of the Triggering Event, that the convertible shares converted into a number of common shares equal to zero. As a result, the convertible shares that were issued to the Former Advisor have been extinguished and no common shares were issued in connection with the conversion.
Distributions
In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, without regard to the deduction for distributions paid and excluding net capital gains. The Company must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate federal income taxes.
In May 2013, the Company's board of directors authorized, and the Company declared, a distribution payable on a monthly basis to stockholders of record on each day at a rate equal to $0.00565068493 per day, which is equivalent to $2.0625 per annum, per share of common stock. In March 2016, the Company's board of directors ratified the existing distribution amount a change to the daily distribution amount equivalent to $2.0625 per annum and for calendar year 2016, affirmed a change to the daily distribution amount to $0.0056352459 per day per share of common stock, effective January 1, 2016, to accurately reflect that 2016 is a leap year. The Company's distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The Board may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distributions payments are not assured. The Company distributed $49.1 million during the nine months ended September 30, 2016, comprised of $30.0 million in cash and $19.1 million in shares of common stock issued under the DRIP. The Company distributed $31.8 million during the nine months ended September 30, 2015, comprised of $18.2 million in cash and $13.6 million in shares of common stock issued under the DRIP. On November 10, 2016 the Company’s board of directors changed the DRIP offer price to $20.05, which is equal to the estimated per-share NAV as of September 30, 2016 approved by the board of directors. The price change will apply to the reinvestment of distributions commencing with October 2016 distributions.
Share Repurchase Program
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

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

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
Calculations of the Company's estimated per-share NAV will occur periodically, at the discretion of the Board, provided that such calculations will be made at least annually. Following its calculation, the Company's estimated per-share NAV will be disclosed in a periodic report. The most recent calculation of the Company's estimated per-share NAV approved by the Board occurred on November 10, 2016 based on the Company's net asset value as of September 30, 2016 and was equal to $20.05.
When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP will have the status of authorized but unissued shares.

The following table reflects the number of shares repurchased under the SRP cumulatively through September 30, 2016:

	Number of Requests	Number of Shares Repurchased(1)	Average Price per Share
Cumulative as of December 31, 2015	301	381,474	$23.72
January 1 - March 31, 2016	—	—	—
April 1 - June 30, 2016	668	536,240	24.08
July 1 - September 30, 2016	4	3,542	25.27
Cumulative as of September 30, 2016	973	921,256	$23.94
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

Note 8 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of September 30, 2016 and December 31, 2015, the Company had the below unfunded commitments to the Company's borrowers.

Funding Expiration	September 30, 2016	December 31, 2015
2016	$238	$890
2017	7,957	16,072
2018	74,745	104,428
2019	10,039	16,939
2023	6,500	—
Total	$99,479	$138,329

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. Except as noted below, the Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.  On June 6, 2016, an action was filed against the Company and two of its directors in the United States District Court for the Southern District of New York and styled Rurode v. Realty Finance Trust, Inc., et. al., No. 1:16-cv-04553.  The plaintiff’s individual and derivative complaint alleged that the Company made material misstatements in the proxy statement for its 2016 annual stockholder’s meeting related to an alleged planned merger transaction between the Company and an affiliate of its former advisor.  The plaintiff alleged violations of Section 14(a) of the Securities Exchange Act of 1934 and sought to enjoin the Company’s 2016 annual meeting.  On June 28, 2016, the parties filed, and the court subsequently entered,  a stipulation and order of dismissal of the action, but provided that the court would retain jurisdiction to consider any application by plaintiff for an award of attorneys’ fees.  On October 20, 2016, the plaintiff submitted a request for $0.75 million in fees and expenses. The Company intends to oppose that request. The Company did not record any accrual in the September 30, 2016 financial statements related fee and expense request as the Company does not believe it is probable there will be a judgment against the Company that would have a material effect on the Company’s financial statements.
Note 9 - Related Party Transactions and Arrangements
The Company entered into the Advisory Agreement with the Advisor on September 29, 2016.
The Advisor receives an acquisition fee of 1.0% of the principal amount funded by the Company to originate or acquire commercial mortgage loans and 1.0% of the anticipated net equity funded by the Company to acquire real estate securities; provided, however, that if and when the aggregate purchase price for all investments acquired after the date of the Advisory Agreement reaches $600,000,000, the Company’s obligation to pay acquisition fees to the Advisor shall terminate. The Company reimburses the Advisor for insourced expenses incurred by the Advisor on behalf of the Company related to selecting, evaluating, originating and acquiring investments in an amount up to 0.5% of the principal amount funded by the Company to originate or acquire commercial mortgage loans and up to 0.5% of the anticipated net equity funded by the Company to acquire real estate securities investments. In no event will the total of all acquisition fees and acquisition expenses exceed 4.5% of the principal amount funded with respect to the Company's total portfolio including subsequent fundings to investments in the Company's portfolio.
The Company pays the Advisor, or its affiliates, a monthly asset management fee equal to one-twelfth of 1.5% of stockholder’s equity as calculated pursuant to the Advisory Agreement. The Company will pay the Advisor, an annual subordinated performance fee calculated on the basis of total return to stockholders, payable monthly in arrears, such that for any year in which total return on stockholders’ capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return; provided that in no event will the annual subordinated performance fee payable to the Advisor exceed 10.0% of the aggregate total return for such year. The Company will reimburse the Advisor for expenses incurred related to administrative services such as accounting, legal and other services in accordance with the advisory agreement. Except as noted below, the Company did not make any payments to the Advisor for the three and nine months ended September 30, 2016.
Until September 29, 2016, the Former Advisor served as the Company’s advisor and the Company paid the Former Advisor certain fees and expense reimbursements pursuant to its advisory agreement with the Former Advisor.
The Company also engaged in transactions with affiliates of the Former Advisor and AR Global. Until January 2016, the Company had been engaged in a public offering of its common shares, which was registered with the SEC (the “Offering”). Realty Capital Securities, LLC (the "Former Dealer Manager") served as the dealer manager of the Offering through December 31, 2015.  American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager ("ANST"), provided the Company with transfer agency services through February 2016. RCS Capital Corporation, the parent company of the Company's Former Dealer Manager and certain of its affiliates that provided the Company with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which they were under common control with AR Global. In May 2016, RCAP and its affiliated debtors emerged from bankruptcy under the new name, Aretec Group, Inc.
Share Ownership
As of September 30, 2016 and December 31, 2015, entities wholly-owned by AR Global owned 52,771 and 8,888 shares of the Company’s outstanding common stock, respectively.
Fees Paid to Affiliates of AR Global in Connection with the Offering
Prior to the termination of the Offering, the Former Dealer Manager received fees and compensation in connection with the sale of the Company’s common stock in the Offering. The Former Dealer Manager received a selling commission of up to 7%

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

of the per share purchase price of the Company's offering proceeds before reallowance of commissions earned by soliciting dealers. In addition, the Former Dealer Manager received up to 3% of the gross proceeds from the sale of shares, before reallowance to soliciting dealers, as a dealer manager fee. The Former Dealer Manager was permitted to reallow its dealer manager fee to such soliciting dealers.
The predecessor to AR Global was a party to a services agreement with RCS Advisory Services, LLC, ("RCS Advisory") a subsidiary of the parent company of the Former Dealer Manager, pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided to the Company by RCS Advisory.
The Company was also party to a transfer agency agreement with ANST, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. Subsequently, effective February 26, 2016, the Company entered into a definitive agreement with DST Systems, Inc., a third-party and its previous provider of sub-transfer agency services, to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).
The table below shows the compensation and reimbursement to the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager incurred for services relating to the Offering during the three and nine months ended months ended September 30, 2016 and 2015, respectively, and the associated payable as of September 30, 2016 and December 31, 2015, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2016	2015	2016	2015	September 30, 2016	December 31, 2015
Total commissions and fees incurred from the Former Dealer Manager	$—	$9,932	$—	$30,700	$—	$—

Total compensation and reimbursement for services provided by the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager	$—	$1,957	$—	$5,805	$480	$480
The payables as of September 30, 2016 and December 31, 2015 in the table above are included in "Due to affiliates" on the Company's consolidated balance sheets. The fees incurred are recorded within additional paid in capital line in the consolidated balance sheets.
The Company is responsible for organizational and offering costs from the Offering, excluding commissions and Former Dealer Manager fees, up to a maximum of 2.0% of gross proceeds from its Offering of common stock, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the Offering are the Advisor's responsibility. As of September 30, 2016 and December 31, 2015, organizational and offering costs exceeded 2.0% of cap of gross proceeds received from the Offering by $0.8 million and $0.8 million, respectively which has been recorded in Additional Paid-In Capital of the Company's consolidated financial statements as the Former Advisor has not reimbursed the Company for these costs. Subsequent to September 30, 2016, these amounts were reimbursed to the Company.
Fees Paid to Former Advisor in Connection with the Operations of the Company
The Former Advisor received an acquisition fee of 1.0% of the principal amount funded by the Company to originate or acquire commercial mortgage loans and 1.0% of the anticipated net equity funded by the Company to acquire real estate securities. The Company reimbursed the Former Advisor for expenses incurred by the Former Advisor on behalf of the Company related to selecting, evaluating, originating and acquiring investments in an amount up to 0.5% of the principal

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

amount funded by the Company to originate or acquire commercial mortgage loans and up to 0.5% of the anticipated net equity funded by the Company to acquire real estate securities investments. During the three and nine months ended September 30, 2016, acquisition fees of $0.3 million and $0.6 million and for three and nine months ended September 30, 2015, acquisition fees of $1.8 million and $6.0 million, respectively, have been recognized in Acquisition fees within the consolidated statement of operations. In addition, for the three and nine months ended September 30, 2015 the Company capitalized $0.5 million and $2.2 million, of acquisition expenses in Commercial mortgage loans line within the Company's consolidated balance sheets, which will be amortized over the life of each investment using the effective interest method. The Company did not capitalize any acquisitions expenses for the three and nine months ended September 30, 2016.
The Company paid the Former Advisor, or its affiliates, a monthly asset management fee equal to one-twelfth of 0.75% of the cost of the Company's assets. The asset management fee was based on the lower of the cost of the Company's assets and the fair value of the Company's assets (fair value will consist of the market value of each portfolio investment as determined by the Former Advisor in accordance with the Company's valuation guidelines). During the three and nine months ended September 30, 2016 , the Company incurred $2.3 million and $7.1 million, respectively, in asset management fees. The total asset management fees were incurred to both the Former Advisor and the Advisor, the Former Advisor receiving $2.3 million and $7.1 million, while the amount payable to the Advisor is $26.4 thousand for the three and nine months ended, respectively. During the three and nine months ended 2015, the Company incurred $1.9 million and $2.4 million in asset management fees, respectively, all of which were attributable to the Former Advisor. These asset management fees are recorded in Asset management and subordinated performance fee within the consolidated statement of operations. Prior to June 17, 2015, the amount of the asset management fee was reduced to the extent that funds from operations as defined by the National Association of Real Estate Investment Trusts ("FFO"), as adjusted, during the six month period ending on the last day of the calendar quarter immediately preceding the date such asset management fee was payable, was less than distributions declared during the same period. For purposes of this determination, FFO, as adjusted, is FFO adjusted to (i) include acquisition fees and acquisition expenses; (ii) include non-cash restricted stock grant amortization, if any; and (iii) impairments and loan loss reserves on investments, if any (including commercial mortgage loans and other debt investments). FFO, as adjusted, is not the same as FFO.
The Company paid the Former Advisor an annual subordinated performance fee calculated on the basis of total return to stockholders, payable monthly in arrears, such that for any year in which total return on stockholders’ capital exceeds 6.0% per annum, the Former Advisor was be entitled to 15.0% of the excess total return; provided that in no event will the annual subordinated performance fee payable to the Former Advisor exceed 10.0% of the aggregate total return for such year. The Company did not incur an annual subordinated performance fee during the three and nine months ended September 30, 2016. In the June 30, 2016 Form 10-Q filed with the SEC on August 11, 2016 the Company recorded an annual subordinated performance fee of $1.3 million for the six months ended June 30, 2016. This amount has been reversed as the Company determined that as of the date the advisory agreement with the Former Advisor was terminated, the conditions necessary for payment of the annual subordinated performance fee for 2016 had not been satisfied. During the three and nine months ended September 30, 2015, the Company incurred an annual subordinated performance fee of $0.6 million and $1.4 million, respectively. These subordinated performance fees are recorded in Asset management and subordinated performance fee within the statement of operations.
Effective June 1, 2013, the Company entered into an agreement with the Former Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. The Company prepaid the cost of a one-time $0.9 million fee associated with this agreement and amortized the cost over the estimated life of the Offering into Other expenses on the Company's consolidated statements of operations. For period ending December 31, 2015, the Company had approximately $6,000 of unamortized cost. There was no remaining unamortized cost as of September 30, 2016 and these services are no longer being provided.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The table below depicts related party fees and reimbursements in connection with the operations of the Company for the three and nine months ended September 30, 2016 and 2015 and the associated payable as of September 30, 2016 and December 31, 2015 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,		Payable as of
	2016		2015	2016	2015	September 30, 2016	December 31, 2015
Acquisition fees and expenses (1)	$255		$572	$635	$8,441	$28	$55
Administrative services expenses	2,480	—	—	3,835	—	1,500	—
Advisory and investment banking fee	—		14	6	42	—	—
Asset management and subordinated performance fee	1,066		2,405	7,091	3,741	758	3,792
Other related party expenses	6		—	56	—	32	—
Total related party fees and reimbursements	$3,807		$2,991	$11,623	$12,224	$2,318	$3,847
________________________
1 Includes amortization of capitalized acquisition fees and expenses.
The payables as of September 30, 2016 and December 31, 2015 in the table above are included in "Due to affiliates" on the Company's consolidated balance sheets.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Former Advisor could elect to waive certain fees. The Former Advisor permanently waived a portion of the acquisition fees and expenses earned on the acquisition of the Company's CMBS in the amount of $0.1 million and $0.5 million for the three and nine months ended September 30, 2015, respectively. The Company did not purchase any CMBS positions during the three and nine months ended September 30, 2016 as such did not incur any acquisition fees and expenses for CMBS purchases.
Subject to the limitations outlined below, the Company reimbursed the Former Advisor's cost of providing administrative services and personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company did not reimburse the Former Advisor for personnel costs in connection with services for which the Former Advisor received acquisition fees or disposition fees. For the three and nine months ended September 30, 2016, the Company incurred $2.5 million and $3.8 million of administrative costs in connection with the operations of the Company, which is included in "Administrative services expenses" in the consolidated statements of operations. The Company did not incur such expenses for the three and nine months ended September 30, 2015.
The Former Advisor was required to pay any expenses in which the Company's operating expenses as defined by North American Securities Administrators Association at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets or (ii) 25.0% of net income for such expense year. For the preceding four fiscal quarters, the Company did not exceed the greater of the two aforementioned criteria as of September 30, 2016.
Fees Paid to the Former Advisor in Connection with the Listing of the Company's Common Stock or Termination of the Advisory Agreement
On December 30, 2014, the Company issued 1,000 convertible shares to the Former Advisor for $1.00 per share. The convertible shares issued to the Advisor would convert to shares of the Company’s common stock upon the first to occur of any of the Triggering Events described in Note 7. Subsequent to September 30, 2016, the Company determined that as a result of the termination of the advisory agreement between the Former Advisor and the Company a Triggering Event had occurred and, based on the Company’s determination of the enterprise value of the Company on the date of the Triggering Event, the total distributions paid to the Company’s stockholders through the date of the Triggering Event, and the sum of the Company's stockholders’ invested capital as of the date of the Triggering Event, that the convertible shares converted into a number of common shares equal to zero. As a result, the convertible shares that were issued to the Former Advisor have been extinguished and no common shares were issued in connection with the conversion.
During the three and nine months ended September 30, 2016 and 2015, no fees were paid in connection with the liquidation of assets, listing of the Company's common stock or termination of the advisory agreement.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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

•
Level III - Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

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
CMBS are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar real estate securities and the spreads used in the prior valuation. The Company obtains current market spread information where available and uses this information in evaluating and validating the market price of all CMBS. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of September 30, 2016 and December 31, 2015, the Company received broker quotes on each CMBS investment used in determining the fair value and have been classified as Level II due to the observable nature of many of the market inputs.
The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of September 30, 2016 and December 31, 2015 (in thousands):

	Total	Level I	Level II	Level III
September 30, 2016
Real estate securities	$57,639	$—	$57,639	$—
December 31, 2015
Real estate securities	130,754	—	130,754	—
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no transfers between levels within fair value hierarchy during the three and nine months ended September 30, 2016 and 2015. There are no financial instruments carried at fair value on a non-recurring basis as of September 30, 2016 and December 31, 2015.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The fair value of cash and cash equivalents and restricted cash are measured using observable quoted market prices, or Level I inputs and their carrying value approximates their fair value. The fair value of borrowings under repurchase agreements approximate their carrying value on the consolidated balance sheets due to their short-term nature, and are measured using Level II inputs.
The fair values of the Company's commercial mortgage loans and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of September 30, 2016 and December 31, 2015 (in thousands):

		Level	Carrying Amount	Fair Value
September 30, 2016
Commercial mortgage loans (1)	Asset	III	$1,120,902	$1,117,636
Collateralized loan obligation	Liability	II	287,505	289,680
December 31, 2015
Commercial mortgage loans(1)	Asset	III	1,125,089	1,138,841
Collateralized loan obligation	Liability	II	287,229	289,733
________________________
1 The carrying value is gross of $1.6 million and $0.9 million of allowance for loan losses as of September 30, 2016 and December 31, 2015, respectively.
The fair value of the commercial mortgage loans is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The Company received broker quotes for each tranche of CLO to determine the fair value of the debt.
Note 11 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of September 30, 2016 and December 31, 2015, (in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Repurchase Agreements	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments as Collateral Pledged (*)	Cash Collateral Pledged	Net Amount
September 30, 2016
Commercial mortgage loans	$241,868	$—	$241,868	$399,544	$5,000	$—
Real estate securities	72,698	—	72,698	112,283	—	—
December 31, 2015
Commercial mortgage loans	206,239	—	206,239	355,802	5,000	—
Real estate securities	117,211	—	117,211	171,071	366	—
* Includes $54,643 and $56,044 Tranche C of RFT issued CLO held by the Company, which eliminates within the real estate securities, at fair value line of the consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.
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

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following table represents the Company's operations by segment for the three months ended September 30, 2016 and 2015 (in thousands):

Three Months Ended September 30, 2016	Total	Real Estate Debt	Real Estate Securities
Interest income	$20,250	$18,682	$1,568
Interest expense	7,317	6,642	675
Net income	5,373	5,265	108
Three Months Ended September 30, 2015
Interest income	16,252	15,285	967
Interest expense	3,469	3,175	294
Net income	7,425	7,105	320

The following table represents the Company's operations by segment for the nine months ended September 30, 2016 and 2015 (in thousands):

Nine Months Ended September 30, 2016	Total	Real Estate Debt	Real Estate Securities
Interest income	$60,763	$55,973	$4,790
Interest expense	17,478	15,443	2,035
Net income	23,653	22,775	878
Nine Months Ended September 30, 2015
Interest income	38,341	36,303	2,038
Interest expense	7,925	7,323	602
Net income	16,360	15,853	507
The following table represents the Company's total assets by segment as of September 30, 2016 and December 31, 2015 (in thousands):

As of September 30, 2016	Total	Real Estate Debt	Real Estate Securities
Total Assets	$1,249,412	$1,191,562	$57,850

As of December 31, 2015
Total Assets	1,282,484	1,150,858	131,626

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
Repurchase Agreements
The Company entered into the JPM Amendment as of October 5, 2016, pursuant to which the limit on the JPM Repo Facility was increased from $150 million to $300 million with the payment of an extension fee. The proceeds were used to payoff the BarclaysRepo facility in its entirety. For additional information refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.”
Indemnification Agreement
On October 27, 2016, the Company entered into an indemnification agreement (the “Indemnification Agreement”) with each of Buford Ortale, Jamie Handwerker, Richard Byrne, Jerome Baglien and Micah Goodman (each an “Indemnitee”) in

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

connection with their respective appointment as a director and/or officer of the Company. The Indemnification Agreement provides that the Company will indemnify the Indemnitee, to the fullest extent permitted by Maryland law and the Company's charter and subject to the limitations set forth in the Indemnification Agreement, from and against all judgments, penalties, fines and amounts paid in settlement and expenses reasonably incurred by the Indemnitee that may result or arise in connection with the Indemnitee serving in his capacity as a present or former director, officer, employee or agent of the Company or as a director, trustee, officer, partner, manager, managing member, fiduciary, employee or agent of any other foreign or domestic corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise that such person is or was serving in such capacity at our request. The Indemnification Agreement further provides that, subject to the limitations set forth in the Indemnification Agreement, the Company will, without requiring a preliminary determination of the Indemnitee’s ultimate entitlement of indemnification under the Indemnification Agreement, advance all reasonable expenses to the Indemnitee incurred by or on behalf of the Indemnitee in connection with any proceeding the Indemnitee is or is threatened to be made a party to.
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
The description of the Indemnification Agreement in this Quarterly Report on Form 10-Q is a summary and is qualified in its entirety by the terms of the form of Indemnification Agreement attached as Exhibit 10.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Distributions Paid
On October 3, 2016, the Company paid a distribution of $5.3 million to stockholders of record during the month of September 2016. The Company paid $3.3 million of the distribution in cash, while $2.0 million was used to purchase 77,828 shares through the DRIP.

Determination of Net Asset Value per Share
On November 10, 2016, the Company’s board of directors unanimously determined an estimated NAV per share of the Company’s common stock of $20.05 as of September 30, 2016. The estimated NAV per share is based upon the estimated value of the Company’s assets less the Company’s liabilities as of September 30, 2016. Duff & Phelps, LLC, an independent third-party real estate advisory firm, performed appraisals of the Company’s investment portfolio. The Advisor calculated the estimated NAV per share based on the Duff & Phelps, LLC valuations and recommended to the board of directors the estimated NAV per share calculated by the Advisor. The valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013.
On November 10, 2016, the Company’s board of directors unanimously determined: (i) to change the purchase price for shares issued pursuant to the DRIP to equal the estimated NAV per share; and (ii) to change the repurchase price of shares under the SRP to equal, or be at a discount from, the estimated NAV per share. Accordingly, the Company (i) will offer shares pursuant to the DRIP at a purchase price of $20.05, beginning with October 2016 distributions which are reinvested in November 2016; and (ii) will repurchase shares pursuant to the SRP at a repurchase price of $20.05, subject to discounts in certain circumstances and subject to the terms and conditions of the SRP.

REALTY FINANCE TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Convertible Shares
Subsequent to September 30, 2016, the Company determined that as a result of the termination of the advisory agreement between the Former Advisor and the Company a Triggering Event had occurred and, based on the Company’s determination of the enterprise value of the Company on the date of the Triggering Event, the total distributions paid to the Company’s stockholders through the date of the Triggering Event, and the sum of the Company's stockholders’ invested capital as of the date of the Triggering Event, that the convertible shares converted into a number of common shares equal to zero. As a result, the convertible shares that were issued to the Former Advisor have been extinguished and no common shares were issued in connection with the conversion.

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
As used herein, the terms "we," "our" and "us" refer to Realty Finance Trust, Inc., a Maryland corporation, and, as required by context, to Realty Finance Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to its subsidiaries. We are externally managed by Benefit Street Partners, L.L.C. (our "Advisor").
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
We have no employees. On September 29, 2016 we terminated our advisory agreement with our former advisor and entered into the Advisory Agreement with our Advisor. The appointment of the Advisor and the execution of the Advisory Agreement were recommended by a special committee (the “Special Committee”) of our board of directors consisting exclusively of our independent directors. The Special Committee, with the assistance of its independent financial advisor and independent legal counsel, conducted a competitive process to select a new advisor before selecting the Advisor. Our Advisor manages our affairs on a day-to-day basis. The Advisor receives compensation and fees for services related to the investment and management of our assets and our operations.

The Advisor, an SEC-registered investment adviser, is a credit-focused alternative asset management firm with over $14 billion in assets under management. The Advisor manages assets across a broad range of complementary credit strategies, including high yield, levered loans, private/opportunistic debt, liquid credit, structured credit and commercial real estate debt. The Advisor has over 115 professionals, including a 34-person team dedicated to the Advisor's real estate platform. The Advisor is affiliated with Providence Equity Partners L.L.C.
On November 10, 2016, our board of directors unanimously determined an estimated NAV per share of our common stock of $20.05 as of September 30, 2016. The estimated NAV per share is based upon the estimated value of our assets less our liabilities as of September 30, 2016. With the unanimous approval of the board of directors, we engaged Duff & Phelps, LLC, an independent third-party real estate advisory firm, who performed appraisals of our real estate assets. Our Advisor calculated the estimated NAV per share, and our board of directors, unanimously, approved the estimated NAV per share calculated by our Advisor. The valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013. Commencing with the reinvestment of our October 2016 monthly dividends in November 2016, the per share price for our dividend reinvestment program ("DRIP") offering will be equal to our new estimated per share NAV.
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
Portfolio
As of September 30, 2016 and December 31, 2015, our portfolio consisted of 73 and 77 loans (the "Loans") and 7 and 16 investments in CMBS, respectively. The Loans had a total carrying value, net of allowance for loan losses, of $1,119.3 million and $1,124.2 million, and our CMBS investments had a fair value of $57.6 million and $130.8 million as of September 30, 2016 and December 31, 2015, respectively. For our loans, we currently estimate loss rates based on historical realized losses experienced in the industry and take into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. We recorded a general allowance for loan losses as of September 30, 2016 and December 31, 2015 in the amount of $1.6 million and $0.9 million, respectively. There were no impaired or specifically reserved loans in the portfolio as of September 30, 2016 and December 31, 2015.
As of September 30, 2016 and December 31, 2015, our Loans had a weighted average coupon of 6.1% and 6.1%, and a weighted average life of 2.08 and 2.7 years, respectively. Our CMBS investments had a weighted average coupon of 5.3% and 4.7% and a remaining life of 2.98 and 3.2 years as of September 30, 2016 and December 31, 2015, respectively. The following charts summarize our portfolio as a percentage of par value, including CMBS, by the collateral type, geographical region and coupon rate type as of September 30, 2016 and December 31, 2015:

An investments region classification is defined according to the map below based on the location of investments' secured property.

The following charts show the par value by maturity year for the investments in our portfolio as of September 30, 2016 and December 31, 2015.

The following table shows selected data from our commercial mortgage loans portfolio as of September 30, 2016 (in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior 1	Retail	$7,460	1M LIBOR + 4.75%	5.5%	78.0%
Senior 2	Office	8,676	1M LIBOR + 4.65%	5.5%	70.8%
Senior 3	Office	38,750	1M LIBOR + 5.25%	6.0%	75.0%
Senior 4	Office	13,363	1M LIBOR + 4.75%	5.4%	74.4%
Senior 5	Retail	14,600	1M LIBOR + 4.25%	5.0%	65.0%
Senior 6	Office	19,250	1M LIBOR + 4.55%	5.2%	70.0%
Senior 7	Multifamily	17,760	1M LIBOR + 4.75%	5.5%	75.0%
Senior 8	Multifamily	14,424	1M LIBOR + 4.50%	5.3%	76.0%
Senior 9	Office	12,000	1M LIBOR + 4.75%	5.4%	54.1%
Senior 10	Multifamily	22,933	1M LIBOR + 4.25%	4.9%	69.6%
Senior 11	Multifamily	9,011	1M LIBOR + 4.75%	5.6%	76.0%
Senior 12	Retail	9,850	1M LIBOR + 5.25%	6.0%	80.0%
Senior 13	Industrial	19,033	1M LIBOR + 4.25%	5.0%	68.0%
Senior 14	Hospitality	10,350	1M LIBOR + 5.50%	6.3%	69.9%
Senior 15	Office	33,572	1M LIBOR + 4.65%	5.5%	80.0%
Senior 16	Retail	4,725	1M LIBOR + 5.50%	6.4%	72.0%
Senior 17	Retail	22,552	1M LIBOR + 4.75%	5.6%	55.0%
Senior 18	Multifamily	42,347	1M LIBOR + 4.00%	4.7%	77.0%
Senior 19	Retail	7,500	1M LIBOR + 5.00%	5.9%	59.0%
Senior 20	Office	13,361	1M LIBOR + 5.00%	5.8%	75.0%
Senior 21	Hospitality	11,482	1M LIBOR + 5.75%	6.5%	60.0%
Senior 22	Hospitality	14,380	1M LIBOR + 5.30%	6.0%	73.5%
Senior 23	Mixed Use	20,145	1M LIBOR + 5.50%	6.2%	55.3%
Senior 24	Multifamily	18,617	1M LIBOR + 4.20%	4.9%	76.4%
Senior 25	Mixed Use	10,901	1M LIBOR + 5.10%	5.9%	75.0%
Senior 26	Multifamily	41,983	1M LIBOR + 4.25%	5.0%	77.0%
Senior 27	Retail	9,450	1M LIBOR + 4.90%	5.6%	69.2%
Senior 28	Industrial	33,655	1M LIBOR + 4.00%	4.6%	65.0%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior 29	Mixed Use	45,235	1M LIBOR + 5.50%	6.3%	72.6%
Senior 30	Multifamily	8,850	1M LIBOR + 4.70%	5.5%	68.8%
Senior 31	Office	26,525	1M LIBOR + 4.60%	5.3%	65.0%
Senior 32	Mixed Use	8,016	1M LIBOR + 4.75%	5.5%	78.3%
Senior 33	Hospitality	16,800	1M LIBOR + 4.90%	5.6%	74.0%
Senior 34	Office	35,000	1M LIBOR + 5.00%	5.6%	79.0%
Senior 35	Office	6,290	1M LIBOR + 4.90%	5.5%	80.0%
Senior 36	Retail	11,800	1M LIBOR + 4.75%	5.5%	79.4%
Senior 37	Retail	13,500	1M LIBOR + 5.00%	5.8%	78.0%
Senior 38	Retail	11,684	1M LIBOR + 4.50%	5.2%	74.8%
Senior 39	Multifamily	18,075	1M LIBOR + 4.50%	5.2%	75.0%
Senior 40	Mixed Use	31,250	1M LIBOR + 4.50%	5.2%	75.0%
Senior 41	Multifamily	25,232	1M LIBOR + 4.25%	5.0%	79.7%
Senior 42	Office	9,802	1M LIBOR + 5.50%	6.4%	75.0%
Senior 43	Multifamily	29,101	1M LIBOR + 3.85%	4.3%	76.8%
Senior 44	Multifamily	10,920	1M LIBOR + 3.95%	4.4%	77.5%
Senior 45	Multifamily	12,412	1M LIBOR + 3.95%	4.4%	78.2%
Senior 46	Multifamily	5,894	1M LIBOR + 4.05%	4.5%	80.0%
Senior 47	Office	28,489	1M LIBOR + 4.25%	4.9%	73.3%
Senior 48	Multifamily	14,168	1M LIBOR + 5.00%	5.7%	76.7%
Senior 49	Retail	26,500	1M LIBOR + 4.75%	5.3%	67.4%
Senior 50	Multifamily	10,807	1M LIBOR + 4.75%	5.4%	75.0%
Mezzanine 1	Office	5,000	11.00%	10.8%	63.6%
Mezzanine 2	Hospitality	3,000	11.00%	10.8%	81.8%
Mezzanine 3	Hospitality	11,000	1M LIBOR + 7.05%	7.6%	70.0%
Mezzanine 4	Office	19,026	1M LIBOR + 7.25%	7.8%	76.0%
Mezzanine 5	Office	7,000	12.00%	11.9%	78.3%
Mezzanine 6	Hospitality	12,000	1M LIBOR + 9.00%	9.5%	74.2%
Mezzanine 7	Retail	1,963	13.00%	12.9%	85.0%
Mezzanine 8	Office	5,092	3M LIBOR + 10.00%	10.8%	79.5%
Mezzanine 9	Hospitality	44,357	1M LIBOR + 10.00%	10.5%	75.0%
Mezzanine 10	Multifamily	5,000	9.00%	8.7%	73.9%
Mezzanine 11	Multifamily	3,480	9.50%	9.4%	84.5%
Mezzanine 12	Office	10,000	1M LIBOR + 8.00%	8.5%	80.0%
Mezzanine 13	Multifamily	4,000	12.00%	11.8%	74.5%
Mezzanine 14	Office	10,000	10.00%	10.9%	79.0%
Mezzanine 15	Office	10,000	1M LIBOR + 10.75%	15.6%	80.0%
Mezzanine 16	Hospitality	7,140	10.00%	11.5%	73.9%
Mezzanine 17	Hospitality	3,900	10.00%	11.5%	73.9%
Mezzanine 18	Hospitality	12,510	10.00%	11.5%	73.9%
Mezzanine 19	Hospitality	$8,050	10.00%	11.5%	73.9%
Mezzanine 20	Office	$9,000	10.50%	10.4%	85.0%
Mezzanine 21	Hospitality	$6,206	5.46%	13.1%	76.7%
Mezzanine 22	Hospitality	$12,350	1M LIBOR + 10.00%	10.5%	74.0%
Subordinate 1	Retail	$10,000	11.00%	11.0%	50.1%

		$1,128,555		6.4%	73.12%
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

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt and real estate securities segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,
	2016			2015
	Average Carrying Value(1)	Interest Income / Expense(2)	WA Yield / Financing Cost(3)(4)	Average Carrying Value(1)	Interest Income / Expense(2)	WA Yield / Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$1,127,464	$18,682	6.6%	$866,295	$15,285	7.1%
Real estate securities	122,264	1,568	5.1%	97,910	967	4.0%
Total	$1,249,728	$20,250	6.5%	$964,205	$16,252	6.7%
Interest-bearing liabilities:
Repurchase Agreements - Loans	$253,860	$4,451	7.0%	$349,497	$3,175	3.6%
Repurchase Agreements - Securities	114,086	675	2.4%	65,054	294	1.8%
Collateralized loan obligations	287,443	2,191	3.0%	—	—	—%
Total	$655,389	$7,317	4.5%	$414,551	$3,469	3.3%
Net interest income/spread		$12,933	2.0%		$12,783	3.4%
Average leverage %(5)	52.4%			43.0%
Weighted average levered yield(6)			7.5%			8.2%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for three months ended September 30, 2016 and 2015, respectively.
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

Interest Income
The primary driver for increased interest income during the three months ended September 30, 2016 compared to the same period in 2015 was the increase in the size of our portfolio resulting from the investment of the capital raised in the Offering and increased leverage into real estate debt. As of September 30, 2016, our Loans had a total carrying value of $1,120.9 million and our CMBS investments had a fair value of $57.6 million, while as of September 30, 2015, the Loans had a total carrying value of $939.7 million and our CMBS investments had a fair value of $101.0 million. This increase was partially offset by a decrease in yield on our investments by 20 basis points quarter over quarter, primarily due to a shift in the composition of the portfolio predominately to lower yielding senior loans over the course of 2015 and 2016.
Interest Expense
Interest expense for the three months ended September 30, 2016 was $3.8 million higher than for the three months ended September 30, 2015, primarily due to an increase in average borrowings outstanding of approximately $240 million period over period and payment of various extension fees on the JPM Repo Facility and the BarclaysRepo Facility (together, the "Repo Facilities"). The increase in interest expense equates to a 120 basis point increase in rates on interest-bearing liabilities primarily due to the extension fees paid to our borrowers on the Repo Facilities.
Expenses from Operations
Expenses from operations for the three months ended September 30, 2016 and 2015 were made up of the following (in thousands):

	Three Months Ended September 30,
	2016	2015
Asset management and subordinated performance fee	$1,066	$2,405
Acquisition fees	255	1,777
Professional fees	2,154	659
Administrative services expenses	2,480	—
Other expenses	686	439
Total expenses from operations	$6,641	$5,280
For the three months ended September 30, 2016, expenses from operations were primarily related to asset management and subordinated performance fees. During the three months ended September 30, 2016 and September 30, 2015, we incurred $1.1 million and $2.4 million of asset management and subordinated performance fees, respectively, a decrease of $1.3 million, primarily due to reversal of approximately $1.3 million of subordinated performance fees. We have reversed the subordinated performance fees, as there was no subordinated performance fee for 2016 due to applicable conditions not having been satisfied. Additionally, we have incurred approximately $2.5 million of administrative service expenses related to general and administrative expense reimbursement to the Former Advisor for three months ended September 30, 2016, we did not have these expenses for the three months ended September 30, 2015, as the Former Advisor did not seek reimbursement for such expenses for the prior year's period. In addition, our professional fees increased by approximately $1.5 million during the three months ended September 30, 2016 compared to 2015 due to engagement of various consulting and advisory fees. For the three months ended September 30, 2015, our expenses from operations were primarily related to asset management and subordinated performance fees and acquisition fees of $4.2 million.

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt and real estate securities segments.

The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended September 30,
	2016			2015
	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost (3)(4)	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost (3)(4)
Interest-earning assets:
Real estate debt	$1,133,211	$55,973	6.6%	$687,454	$36,303	7.0%
Real estate securities	128,474	4,790	5.0%	76,202	2,038	3.6%
Total	$1,261,685	$60,763	6.4%	$763,656	$38,341	6.7%
Interest-bearing liabilities:
Repurchase Agreements - Loans	$248,436	$9,019	4.8%	$257,868	$7,323	3.8%
Repurchase Agreements - Securities	119,054	2,035	2.3%	48,528	602	1.7%
Collateralized loan obligations	287,351	6,424	3.0%	—	—	—%
Total	$654,841	$17,478	3.6%	$306,396	$7,925	3.4%
Net interest income/spread		$43,285	2.8%		$30,416	3.3%
Average leverage %(5)	51.9%			40.1%
Weighted average levered yield(6)			7.9%			8.0%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for nine months ended September 30, 2016 and 2015.
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
Interest Income
The primary driver for increased interest income during the nine months ended September 30, 2016 compared to the same period in 2015 was the increase in the size of our portfolio resulting from the investment of the capital raised in the Offering into real estate debt. As of September 30, 2016, our Loans had a total carrying value of $1,120.9 million and our CMBS investments had a fair value of $57.6 million, while as of September 30, 2015, the Loans had a total carrying value of $939.7 million and our CMBS investments had a fair value of $101.0 million. This increase was partially offset by a decrease in yield on our investments by 30 basis points during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to a shift in the composition of the portfolio predominately to lower yielding senior loans over the course of 2015 and into 2016.
Interest Expense
Interest expense for the nine months ended September 30, 2016 was $9.6 million higher than for the nine months ended September 30, 2015, primarily due to an increase in average borrowings outstanding of approximately $348 million period over period and payment of various extensions fees on the Repo Facilities, of which approximately $287.5 million is an increase due to the issuance of a CLO. The increase in interest expense also equates to a 20 basis points increase in rates on interest-bearing liabilities primarily due to the extension fees paid to our borrowers on the Repo Facilities.

Expenses from Operations
Expenses from operations for the nine months ended September 30, 2016 and 2015 were made up of the following (in thousands):

	Nine Months Ended September 30,
	2016	2015
Asset management and subordinated performance fee	$7,091	$3,741
Acquisition fees	635	5,958
Professional fees	4,226	3,136
Administrative services expenses	3,835	—
Other expenses	2,092	919
Total expenses from operations	$17,879	$13,754
For the nine months ended September 30, 2016, expenses from operations were primarily related to asset management and subordinated performance fees. During the nine months ended September 30, 2016 and September 30, 2015, we incurred $7.1 million and $3.7 million of asset management and subordinated performance fees, respectively, an increase of $3.4 million due to increase in portfolio size of approximately $140 million during first three quarters of 2016 compared to first three quarters of 2015. Additionally, there was no waiver of asset management fee during 2016 as was the case for 2015. The entire $7.1 million in the asset management and subordinated performance fee line is composed of asset management fees, as there was no subordinated performance fee for 2016 due to applicable conditions not having been satisfied. Additionally, we have incurred approximately $1.1 million more in professional fees during the nine months ended September 30, 2016 compared 2015 due to increase in consulting fees and legal fees, slightly offset by decrease in audit fees. Additionally, we have incurred approximately $3.8 million of administrative service expenses related to general and administrative expense reimbursement to the Former Advisor for the nine months ended September 30, 2016, while we did not have these expenses for the nine months ended September 30, 2015 as the Former Advisor did not seek reimbursement during this period. For the nine months ended September 30, 2015, our expenses from operations were primarily related to acquisition fees of $6.0 million.
Liquidity and Capital Resources
Our principal demands for cash will be acquisition costs, including the purchase price of any investments we originate or acquire, the payment of our operating and administrative expenses, continuing debt service obligations, debt maturities, and distributions to our stockholders. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, payment of our operating and administrative expenses, debt service and repayments on borrowings and the payment of cash dividends, although given the termination of our Offering we continue to expect our new investments to be significantly lower in future periods than they were while the Offering was ongoing, unless we decide to pursue raising additional equity capital.
Loan Repo Facilities
As of September 30, 2016, we were party to repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility") and Barclays Bank PLC (the "Barclays Repo Facility"). The JPM Repo Facility provided up to $150.0 million in advances. The Barclays Repo Facility provided up to $150.0 million in advances. Both, the JPM Repo Facility and Barclays Repo Facility are subject to various adjustments. The initial maturity date of the JPM Repo Facility was June 18, 2016, with a one year extension at our option. We exercised the extension option with the JPM Repo Facility lender, extending the maturity date to June 17, 2017. We entered into an amendment of the Barclays Repo Facility, upon payment of an extension fee, dated as of September 2, 2016 (the “Barclays Amendment”), pursuant to which the maturity date of the Barclays Repo Facility was extended to October 6, 2016. Subsequent to September 30, 2016, the JPM Repo Facility was amended to, among other things, increase the size to $300 million. The proceeds from the increase in the size of the JPM Repo Facility was used to pay off the outstanding balance on the Barclays Repo Facility and the Barclays Repo Facility was terminated. Refer to Note 13-Subsequent Events. As of September 30, 2016,we were in compliance with all debt covenants.
As of September 30, 2016 and December 31, 2015, there was $130.0 million and $84.3 million of principal outstanding on the JPM Repo Facility, respectively. On October 5, 2016, we entered into an amendment with JPM Morgan Chase amending the JPM Repo Facility. The amendment to the JPM Repo Facility increased our capacity from $150 million to $300 million, and we have utilized the upsize to draw down on the facility.
As of September 30, 2016 and December 31, 2015, we had $111.9 million and $121.9 million outstanding under the Barclays Repo Facility, respectively. As previously mentioned, on October 5, 2016, we have completely paid off the Barclays Repo Facility using proceeds from an amendment to the JPM Repo Facility. As of September 30, 2016, we were in compliance with all debt covenants.

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
CMBS Master Repurchase Agreements ("MRAs")
We entered into various MRAs that allow us to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary. As of September 30, 2016 and December 31, 2015, we entered into six MRAs, of which three were in use, described below (in thousands):

	Amount			Weighted Average
Counterparty	Outstanding	Accrued Interest	Collateral Pledged (*)	Interest Rate	Days to Maturity
As of September 30, 2016
J.P. Morgan Securities LLC	$65,295	$65	$102,663	2.38%	14
Citigroup Global Markets, Inc.	3,878	1	4,807	1.88%	26
Wells Fargo Securities, LLC	3,525	3	4,813	1.86%	12
Total/Weighted Average	$72,698	$69	$112,283	2.33%	15

As of December 31, 2015
J.P. Morgan Securities LLC	$86,898	$108	$130,618	2.03%	8
Citigroup Global Markets, Inc.	26,619	71	35,528	2.00%	45
Wells Fargo Securities, LLC	3,694	3	4,925	1.67%	13
Total/Weighted Average	$117,211	$182	$171,071	2.01%	17
(*) Collateral includes $54,643 and $56,044 Tranche C of RFT issued CLO held by the Company, which eliminates within the real estate securities, at fair value line of the consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.
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
In addition to our current mix of financing sources, we may also access additional forms of financings, including credit facilities, securitizations, public and private, secured and unsecured debt issuances by us or our subsidiaries, or through capital recycling initiatives whereby we sell certain assets in our portfolio and reinvest the proceeds in assets with more attractive risk-adjusted returns.
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
The below table shows the distributions paid on shares outstanding during the nine months ended September 30, 2016 and nine months ended September 30, 2015 (in thousands):

Nine Months Ended September 30, 2016 Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 4, 2016	$3,225	$2,324
February 2, 2016	3,337	2,159
March 2, 2016	3,057	2,099
April 1, 2016	3,342	2,188
May 2, 2016	3,296	2,068
June 1, 2016	3,446	2,112
July 1, 2016	3,361	2,034
August 3, 2016	3,423	2,070
September 1, 2016	3,465	2,045
Total	$29,952	$19,099

Nine Months Ended September 30, 2015 Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2015	$1,512	$1,109
February 2, 2015	1,618	1,182
March 2, 2015	1,568	1,153
April 1, 2015	1,873	1,395
May 1, 2015	1,972	1,478
June 1, 2015	2,216	1,657
July 1, 2015	2,283	1,737
August 3, 2015	2,510	1,907
September 1, 2015	2,663	2,025
Total	$18,215	$13,643
The following table shows the sources for the payment of distributions to common stockholders for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Distributions:
Cash distributions paid	$10,249		$7,456		$29,952		$18,215
Distributions reinvested	6,149		5,669		19,099		13,643
Total distributions	$16,398		$13,125		$49,051		$31,858
Source of distribution coverage:
Cash flows provided by operations	$8,349	50.9%	$6,487	49.4%	$27,553	56.2%	$16,797	52.7%
Proceeds from issuance of common stock	—	—%	969	7.4%	—	—%	1,418	4.5%
Available cash on hand	1,900	11.6%	—	—%	2,399	4.9%	—	—%
Common stock issued under DRIP	6,149	37.5%	5,669	43.2%	19,099	38.9%	13,643	42.8%
Total sources of distributions	$16,398	100.0%	$13,125	100.0%	$49,051	100.0%	$31,858	100.0%
Cash flows provided by operations (GAAP)	$8,349		$15,646		$27,553		$16,797
Net income (GAAP)	$5,373		$7,425		$23,653		$16,360

The following table compares cumulative distributions paid to cumulative net income (in accordance with GAAP) for the period from November 15, 2012 (date of inception) through September 30, 2016 (in thousands):

For the Period from November 15, 2012 (date of inception) to September 30, 2016
Distributions paid:
Common stockholders in cash	$64,779
Common stockholders pursuant to DRIP / offering proceeds	44,476
Total distributions paid	$109,255
Reconciliation of net income:
Net interest income	$104,423
Loss on sale of securities	(920)
Acquisition fees	(12,937)
Other operating expenses	(36,479)
Net income	54,087
Cash flows provided by operations	$56,447
Cash Flows
Cash Flows for the Nine Months Ended September 30, 2016
Net cash provided by operating activities for the nine months ended September 30, 2016 was $27.6 million. Cash inflows were primarily driven by net income of $23.7 million.
Net cash provided by investing activities for the nine months ended September 30, 2016 was $78.8 million. Cash inflows were driven by proceeds from the sale of real estate securities of $70 million and principal repayments of $51.1 million, partially offset by additional funding of $42.2 million on existing loans.
Net cash used in financing activities for the nine months ended September 30, 2016 was $60.3 million. Cash inflows were primarily driven by $35.6 million from net borrowings on the JPM Repo Facility offset by $44.5 million from net payment on our CMBS MRAs, the payment of $30.0 million in cash distributions paid to stockholders and $19.0 million of stock redemptions.
Cash Flows for the Nine Months Ended September 30, 2015
Net cash provided by operating activities for the nine months ended September 30, 2015 was $16.8 million. Cash inflows were primarily driven by an increase in net interest income to $30.4 million, but were partially offset by cash outflows mainly for acquisition fees of $8.4 million.
Net cash used in investing activities for the nine months ended September 30, 2015 was $533.1 million. Cash outflows were primarily driven by originations and acquisitions with $526.9 million and $53.3 million representing our investment in 33 new loans and 5 new CMBS position, respectively and principal repayments of $47.1 million.
Net cash provided by financing activities for the nine months ended September 30, 2015 was $529.4 million. Cash inflows were primarily driven by the $316.6 million from the issuance of common stock, $225.9 million from net borrowings on the JPM Repo Facility and the Barclays Repo Facility and $46.3 million from net borrowings on our CMBS MRAs which were partially offset by the payment of $37 million of offering costs and cash distributions of $18.2 million.
Related Party Arrangements
We entered into the Advisory Agreement with the Advisor on September 29, 2016.
The Advisor receives an acquisition fee of 1.0% of the principal amount funded by us to originate or acquire commercial mortgage loans and 1.0% of the anticipated net equity funded by us to acquire real estate securities; provided, however, that if and when the aggregate purchase price for all investments acquired after the date of the Advisory Agreement reaches $600,000,000, our obligation to pay acquisition fees to the Advisor shall terminate. We reimburse the Advisor for insourced expenses incurred by the Advisor on our behalf related to selecting, evaluating, originating and acquiring investments in an amount up to 0.5% of the principal amount funded by us to originate or acquire commercial mortgage loans and up to 0.5% of the anticipated net equity funded by us to acquire real estate securities investments. In no event will the total of all acquisition fees and acquisition expenses exceed 4.5% of the principal amount funded with respect to our total portfolio including subsequent fundings to investments in our portfolio.
We pay the Advisor, or its affiliates, a monthly asset management fee equal to one-twelfth of 1.5% of stockholder’s equity as calculated pursuant to the Advisory Agreement. We will pay the Advisor, an annual subordinated performance fee calculated on the basis of total return to stockholders, payable monthly in arrears, such that for any year in which total return on stockholders’ capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return; provided that in no event will the annual subordinated performance fee payable to the Advisor exceed 10.0% of the aggregate total return for such year. We will reimburse the Advisor for expenses incurred related to administrative services such as accounting, legal and other services in accordance with the advisory agreement.
Except as noted below, we did not make any payments to the Advisor for the nine months ended September 30, 2016. However, until September 29, 2016, the Former Advisor served as our advisor and we paid the Former Advisor certain fees and expense reimbursements pursuant to its advisory agreement with the Former Advisor, as discussed below.
Total Costs Incurred Due to Related Party Arrangements
The table below shows the costs incurred due to arrangements with our Former Advisor and its affiliates and the Advisor during the three and nine months ended September 30, 2016 and 2015 and the associated payable as of September 30, 2016 and December 31, 2015 (in thousands). See Note 9 - Related Party Transactions and Arrangements for further detail. Of the amounts included in the table below, $26.4 thousand and $28.4 thousand for three and nine months ended September 30, 2016, respectively, for asset management fees and acquisition fees and expenses, were the only amounts payable to the Advisor.

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2016	2015	2016	2015	September 30, 2016	December 31, 2015
Total commissions and fees incurred from the Former Dealer Manager in connection with the offering	$—	$9,932	$—	$30,700	$—	$—
Total compensation and reimbursement for services provided by the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager	—	1,957	—	5,805	480	480
Acquisition fees and expenses(1)	255	572	635	8,441	28	55
Administrative services expenses	2,480	—	3,835	—	1,500
Advisory and investment banking fee	—	14	6	42	—	—
Asset management and subordinated performance fee	1,066	2,405	7,091	3,741	758	3,792
Other related party expenses	6	—	56	—	32	—
Total	$3,807	$14,880	$11,623	$48,729	$2,798	$4,327
________________________
1 Includes amortization of capitalized acquisition fees and expenses.
The payables as of September 30, 2016 and December 31, 2015 in the table above are included in Due to affiliates on our consolidated balance sheets.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements as of September 30, 2016 and through the date of the filing of this Form 10-Q.
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
The origination and acquisition of debt investments is a key operating feature of our business plan that results in the generation of income and cash flows in order to make distributions to stockholders. Acquisition fees paid to our Advisor and acquisition expenses reimbursed to our Advisor in connection with the origination and acquisition of debt investments are evaluated in accordance with GAAP to determine if they should be expensed in the period incurred or capitalized and amortized over the life of the investment. Acquisition fees and acquisition expenses that are deemed to be expensed in the period incurred are included in the computation of net income or loss from operations. The amortization of acquisition fees and acquisition expenses that are able to be capitalized are included in the computation of net income or loss from operations. All such acquisition fees and acquisition expenses are paid in cash when incurred that would otherwise be available to distribute to our stockholders. When proceeds from our equity offerings have not been sufficient to fund the payment of acquisition fees and the reimbursement of acquisition expenses to our Former Advisor or Advisor, such fees and expenses have been paid from other sources, including financings, operating cash flow, net proceeds from the sale of investments or from other cash flows. We believe that acquisition fees and acquisition expenses incurred by us negatively impact our operating performance during the period in which such investments are originated or acquired by reducing cash flows and therefore the potential distributions to stockholders.
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010 - 01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. We define MFFO as FFO further adjusted for the following items, as applicable: acquisition fees (to the extent reflected in net income or loss from operations in the current period); accretion of discounts and amortization of premiums and other loan expenses on debt investments; fair value adjustments on real estate related investments such as commercial real estate securities or derivative investments included in net income; impairments of real estate related investments, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses from fair value adjustments on real estate securities, including commercial mortgage backed securities and other securities, interest rate swaps and other derivatives not deemed to be hedges and foreign exchanges holdings; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums and other loan expenses on debt investments, gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we will be responsible for managing interest rate, hedge and foreign exchange risk, we expect to retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of our core operations.
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
Neither FFO nor MFFO is equivalent to net income or loss or cash flow provided by operating activities determined in accordance with GAAP and should not be construed to be more relevant or accurate than the GAAP methodology in evaluating our operating performance or our ability to pay distributions to our stockholders. Neither FFO nor MFFO is necessarily indicative of cash flow available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Furthermore, neither FFO nor MFFO should be considered as an alternative to net income or loss as an indicator of our operating performance.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Funds From Operations:
Net income (GAAP)	$5,373	$7,425	$23,653	$16,360
Funds from operations	$5,373	$7,425	$23,653	$16,360
Modified Funds From Operations:
Funds from operations	$5,373	$7,425	$23,653	$16,360
Accretion of premiums, discounts and fees on investments, net	(619)	(369)	(1,761)	(877)
Acquisition fees	255	1,777	635	5,958
Loan loss (recovery)/provision	(113)	78	721	302
Modified funds from operations	$4,896	$8,911	$23,248	$21,743
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
As of September 30, 2016 and December 31, 2015, our portfolio included 65 and 77 variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	September 30, 2016	December 31, 2015
(-) 25 Basis Points	(2.02)%	(2.38)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	4.03%	4.81%
(+) 100 Basis Points	8.06%	9.61%
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
Changes in Internal Controls Over Financial Reporting
Except as noted below, during the three months ended September 30, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of September 29, 2016, the Advisor replaced the Former Advisor as the Company’s advisor. In connection therewith, the Company appointed a new Chief Executive Officer and Chief Financial Officer. The advisory agreement between the Former Advisor and the Company requires the Former Advisor to cooperate with the Company to provide an orderly management transition. In addition, the facilitate the transition from the Former Advisor to the Advisor, the Advisor has entered into a transitional services arrangement with the Former Advisor, including with respect to financial reporting services, and the Advisor has entered into employment agreements with a number of former employees of the Former Advisor that historically provided services to the Company, including services related to financial reporting.

PART II
Item 1. Legal Proceedings.
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. Except as noted below, the Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.  On June 6, 2016, an action was filed against the Company and two of its directors in the United States District Court for the Southern District of New York and styled Rurode v. Realty Finance Trust, Inc., et. al., No. 1:16-cv-04553.  The plaintiff’s individual and derivative complaint alleged that the Company made material misstatements in the proxy statement for its 2016 annual stockholder’s meeting related to an alleged planned merger transaction between the Company and an affiliate of its former advisor.  The plaintiff alleged violations of Section 14(a) of the Securities Exchange Act of 1934 and sought to enjoin the Company’s 2016 annual meeting.  On June 28, 2016, the parties filed, and the court subsequently entered,  a stipulation and order of dismissal of the action, but provided that the court would retain jurisdiction to consider any application by plaintiff for an award of attorneys’ fees.  On October 20, 2016, the plaintiff submitted a request for $0.75 million in fees and expenses. The Company intends to oppose that request. The Company did not record any accrual in the September 30, 2016 financial statements related fee and expense request as the Company does not believe it is probable there will be a judgment against the Company that would have a material effect on the Company’s financial statements.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors" contained in the Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes from these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the three months ended September 30, 2016.
Refer to See Note 7 - Common Stock to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our amended and restated share repurchase program (the “SRP”), which became effective on February 28, 2016.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Effective November 14th, 2016, the Company amended its charter to implement all the amendments approved by the Company’s stockholders at the Annual Meeting of Stockholders held on August 19, 2016 which had not been previously implemented.

The foregoing summary of the charter amendment does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Charter, a copy of which is attached hereto as Exhibit 3.1.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1*	Articles of Restatement, dated November 14, 2016.
10.1(1)	Second Amendment to Master Repurchase Agreement and Second Amendment to Fee Letter, dated as of September 2, 2016, by and among Barclays Bank PLC, RFT BB Loan, LLC and Realty Finance Trust, Inc.
10.2(2)	Advisory Agreement, by and among Realty Finance Trust, Inc. Realty Finance Operating Partnership, L.P. and Benefit Street Partners L.L.C.
10.3(3)
Amendment No. 4 to Master Repurchase Agreement, dated as of October 5, 2016, by and among RFT JPM Loan, LLC, JP Morgan Chase Bank, National Association, Realty Finance Special Limited Partnership, LLC and Realty Finance Advisors, LLC.

10.4*	Form of Indemnification Agreement, by and between the Company and Indemnitee.
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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Realty Finance Trust, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2016, formatted in XBRL: (i) the consolidated Balance Sheets, (ii) the consolidated Statements of Operations, (iii) the consolidated Statements of Comprehensive Income, (iv) the consolidated Statement of Changes in Stockholders' Equity, (v) the consolidated Statements of Cash Flows and (vi) the Notes to the consolidated Financial Statements.

____________________________________________
* Filed herewith.
(1) Filed as an exhibit to our current report on Form 8-K filed with the SEC on September 9, 2016.
(2) Filed as an exhibit to our current report on Form 8-K filed with the SEC on September 29, 2016.
(3) Filed as an exhibit to our current report on Form 8-K filed with the SEC on October 12, 2016

REALTY FINANCE TRUST, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY FINANCE TRUST, INC.

Dated: November 14, 2016	By: /s/ Richard J. Byrne Name: Richard J. Byrne Title: Chief Executive Officer and President (Principal Executive Officer)

Dated: November 14, 2016	By: /s/ Jerome S. Baglien Name: Jerome S. Baglien Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)