Form 10-K
period 2016-12-31
Benefit Street Partners Realty Trust, Inc.
filed 2017-03-29
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2016
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-55188
BENEFIT STREET PARTNERS REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-1406086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 West 57th Street, Suite 4920, New York, NY	10019
(Address of principal executive offices)	(Zip Code)
(212) 588-6770
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant's shares of common stock. On November 10, 2016, the board of directors of the registrant , upon the recommendation of the registrant’s external advisor, unanimously approved and established an estimated net asset value (“NAV”) per share of the registrant’s common stock of $20.05. The estimated NAV per share is based upon the estimated value of the registrant’s assets less the registrant’s liabilities as of September 30, 2016. For a full description of the methodologies used to value the registrant’s assets and liabilities in connection with the calculation of the estimated NAV per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
The number of outstanding shares of the registrant's common stock on February 28, 2017 was 31,609,738 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

FORM 10-K
Year Ended December 31, 2016

i

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Benefit Street Partners Realty Trust, Inc. ("we," "our," "us," or the "Company") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
Our forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements, and thus our investors should not place undue reliance on these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors include:

•	our business and investment strategy;

•	our ability to make investments in a timely manner or on acceptable terms;

•	current credit market conditions and our ability to obtain long-term financing for our investments in a timely manner and on terms that are consistent with what we project when we invest;

•	the effect of general market, real estate market, economic and political conditions, including the recent economic slowdown and dislocation in the global credit markets;

•	our ability to make scheduled payments on our debt obligations;

•	our ability to generate sufficient cash flows to make distributions to our stockholders;

•	our ability to generate sufficient debt and equity capital to fund additional investments;

•	our ability to refinance our existing financing arrangements;

•	the degree and nature of our competition;

•	the availability of qualified personnel;

•	we may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act; and

•	our ability to maintain our qualification as a real estate investment trust ("REIT").

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Annual Report on Form 10-K.

ii

PART I
Item 1. Business
Benefit Street Partners Realty Trust, Inc. (the “Company”), formerly known as Realty Finance Trust, Inc. ("RFT") is a real estate finance company that primarily originates, acquires and manages a diversified portfolio of commercial real estate debt secured by properties located both within and outside of the United States. The Company was incorporated in Maryland on November 15, 2012. We made a tax election to be treated as a real estate investment trust (a "REIT") for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. We believe that we have qualified as a REIT and we intend to continue to meet the requirements for qualification and taxation as a REIT. Substantially all of our business is conducted through Benefit Street Partners Realty Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. We are the sole general partner and directly or indirectly hold all of the units of limited partner interests in the OP.
Commercial real estate debt investments may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. We also invest in commercial real estate securities. Commercial real estate securities may include commercial mortgage-backed securities (“CMBS”), senior unsecured debt of publicly traded REITs, debt or equity securities of other publicly traded real estate companies and collateralized debt obligations (“CDOs”).
The Company has no direct employees. Effective September 29, 2016, we are externally managed by our investment adviser, Benefit Street Partners L.L.C. (our "Advisor"), a leading credit-focused alternative asset management firm with approximately $20 billion of assets under management as of February 28, 2017. We believe we benefit from the significant investment platform, personnel, scale and resources of our Advisor.
Established in 2008, our Advisor's credit platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies including high yield, levered loans, private / opportunistic debt, liquid credit, structured credit and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass the platform. The Advisor has approximately 150 employees with over 90 investment professionals and over 45 employees focused on the Advisor’s real estate activities. The Advisor is in partnership with Providence Equity Partners L.L.C., a leading global private equity firm with a combined $50 billion in capital under management.
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
First mortgage loans provide for a higher recovery rate and lower defaults than other debt positions due to the lender's favorable control position, which at times can include control of the entire capital structure. Because of these attributes, this type of investment typically receives favorable treatment from third-party rating agencies and financing sources, which should increase the liquidity of these investments. However, these loans typically generate lower returns than subordinate debt, such as subordinate loans and mezzanine loans, commonly referred to as B-notes.
B-notes
B- notes consist of subordinate mortgage loans, including structurally subordinated first mortgage loans and junior participations in first mortgage loans or participations in these types of assets. Like first mortgage loans, these loans generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. Subordinated mortgage loans or B-notes may be either short (one-to-five years) or long (up to ten years) term, may be fixed or floating rate, and are predominantly current-pay loans. We may originate or acquire current-pay subordinated mortgage loans or B-notes backed by high quality properties that fit our investment strategy. We may create subordinated mortgage loans by tranching our directly originated first mortgage loans generally through syndications of senior first mortgages or buy such assets directly from third party originators. Due to the limited opportunities in this part of the capital structure, we believe there are certain situations that allow us to directly originate or to buy subordinated mortgage investments from third parties on favorable terms.
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

CMBS
CMBS are securities that are collateralized by, or evidence ownership interests in, a single commercial mortgage loan or a partial or entire pool of mortgage loans secured by commercial properties. CMBS are generally pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They are typically issued in multiple tranches whereby the more senior classes are entitled to priority distributions of specified principal and interest payments from the trust’s underlying assets. The senior classes are often securities which, if rated, would have ratings ranging from low investment grade “BBB-” to higher investment grades “A,” “AA” or “AAA.” The junior, subordinated classes typically would include one or more non-investment grade classes which, if rated, would have ratings below investment grade “BBB.” Losses and other shortfalls from expected amounts to be received on the mortgage pool are borne first by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled. We may invest in senior or subordinated, investment grade or non-investment grade CMBS, as well as unrated CMBS.
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
Other Possible Investments
Although we expect that most of our investments will be of the types described above, we may make other investments. We may invest in whatever types of interests in real estate-related assets that we believe are in our best interest which may include the commercial real property underlying our debt investments as a result of a loan workout, foreclosure or similar circumstances. Although we can purchase any type of real estate-related assets, our charter does limit our ability to make certain types of investments.
Investment Process
Our Advisor has the authority to make all the decisions regarding our investments consistent with the investment guidelines and borrowing policies approved by our board of directors and subject to the limitations in our charter and the direction and oversight of our board of directors. With respect to investments in commercial real estate debt, our board of directors has adopted investment guidelines that our Advisor must follow when acquiring such assets on our behalf without the approval of our board of directors. We will not, however, purchase assets in which our Advisor, any of our directors or any of their affiliates has an interest without a determination by a majority of our directors (including a majority of the independent directors) not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the asset to the affiliated seller, unless there is substantial justification for the excess amount and such excess is reasonable. Our charter requires that our independent directors review our investment guidelines at least annually to determine that the policies we are following are in the best interests of our stockholders. Each determination and the basis of such determination shall be set forth in the minutes of the meetings of our board of directors. Our investment guidelines and borrowing policies, except to the extent set forth in our charter, may be altered by a majority of our directors, including a majority of the independent directors, without approval of our stockholders. Our Advisor may not alter our investment guidelines or borrowing policies without the approval of a majority of our directors, including a majority of our independent directors.
Borrowing Strategies and Policies
In addition to raising capital through our distribution reinvestment plan (the "DRIP") offering, our financing strategy includes secured repurchase agreement facilities for loans, securities and securitizations. In addition to our current mix of financing sources, we may also access additional forms of financings, including credit facilities, public and private secured and unsecured debt issuances by us or our subsidiaries.
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
Income Taxes
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2013. In general, a REIT that meets certain organizational and operational requirements and distributes at least 90% of our "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to our stockholders in a year will not be subject to income tax to the extent of the income it distributes. We believe that we currently qualify and we intend to continue to qualify as a REIT under the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax (including any applicable alternative minimum tax) on our income at regular corporate tax rates for the year in which we do not qualify and the succeeding four years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and U.S. federal income and excise taxes on our undistributed income.
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

See Note 13 - Segment Reporting for further information regarding the Company's segments.
Employees
As of December 31, 2016, we had no direct employees. The employees of the Advisor and other affiliates of the Advisor perform a full range of real estate services for us, including origination, acquisitions, accounting, legal, asset management, wholesale brokerage, and investor relations services. We are dependent on these affiliates for services that are essential to us, including asset acquisition decisions, and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, and proxy statements, with the SEC. We also filed with the SEC a registration statement in connection with our dividend reinvestment plan securities offerings. Individuals may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at www.sec.gov that contains reports, proxy statements and information statements, and other information, which may be obtained free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us at www.bsprealtytrust.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A. Risk Factors
Risks Related to an Investment in Benefit Street Partners Realty Trust, Inc.
We may be unable to maintain or increase cash distributions over time, or may decide to reduce the amount of distributions for business reasons.
There are many factors that can affect the amount and timing of cash distributions to stockholders. The amount of cash available for distributions is affected by many factors, such as the cash provided by our investments and our obligations to repay indebtedness as well as many other variables. There is no assurance that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. Historically our distributions have been significantly in excess of our cash flow from operations, a practice which is not sustainable over the long term. We cannot give any assurance that returns from our investments will be sufficient to maintain or increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially adversely affect the value of our common stock.
Distributions paid in excess of our cash flow from operations will decrease the value of our common stock.
We may pay distributions from sources other than cashflow from operations, including borrowed funds, proceeds from the DRIP offering, issuing additional securities or selling assets. We have not established any limit on the use of these other sources, except as limited by applicable law. Distributions paid in excess of our cash flow from operations are effectively a return of stockholder capital and will therefore decrease the value of our common stock.
Distributions paid from sources other than our cash flow from operations will result in us having fewer funds available for investments, which may adversely affect our ability to fund future distributions with cash flow from operations and may adversely affect the overall return on an investment in our common stock.
Our cash flows provided by operations were approximately $35.0 million for the year ended December 31, 2016. During the year ended December 31, 2016, we paid distributions of approximately $65.3 million, of which approximately $25.0 million, or 38.3%, was funded from proceeds from common stock issued under the DRIP and offering proceeds. Additionally, we may in the future continue to pay distributions from sources other than from our cash flows from operations. By using sources other than cash flow from operations, we reduce the amount of income-generating investments we can make, which reduces our ability to maintain and increase our distributions.
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
If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our common stock.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, each of whom would be difficult to replace. We cannot guarantee that all, or any particular officer or employee of the Advisor, will remain associated with us and/or our Advisor. If any of our key personnel were to cease their employment with our Advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel.
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
Our estimated per share NAV was calculated as of a specific date and is expected to fluctuate over time in response to future events such as developments related to our portfolio and changes in the real estate and financial markets. However, we may only determine an updated estimated per share NAV annually. See Part II, Item 5, “Market for Registrant’s Common

Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for information regarding how we estimate per share NAV. Since our estimated per share NAV may only be updated annually, there will be changes in the course of the year that are not reflected in the NAV. As a result, the published NAV per share will not reflect changes in value that may have occurred since the prior valuation. Therefore, the next NAV per share published may differ significantly from our current NAV. The disparity between our most recently calculated estimated per share NAV and our actual per share NAV on an given dividend reinvestment date or stock repurchase date may adversely affect purchasers in our DRIP, or our repurchasing or non-repurchasing stockholders. For example, if the actual NAV on a dividend reinvestment date is lower than the estimated per share NAV used to determine the offer price, DRIP purchasers will be diluted. If the actual per share NAV on a stock repurchase date is higher than the estimated per share NAV used to determine the repurchase price, then stockholders having their shares repurchased will be diluted. If the actual per share NAV on a stock repurchase date is lower than the estimated per share NAV used to determine the repurchase price, then stockholders that are not having their shares repurchased will be diluted.
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
We rely on our Advisor and the executive officers and other key real estate professionals at our Advisor to identify suitable investment opportunities for us. Our Advisor and its employees are engaged in investment and investment management activities unrelated to us. Some investment opportunities that are suitable for us may also be suitable for investment vehicles managed by the Advisor or its affiliates. Thus, the executive officers and real estate professionals of our Advisor could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in assets that provide less attractive returns, which may reduce our ability to make distributions.
Our Advisor will face conflicts of interest relating to joint ventures, which could result in a disproportionate benefit to the other venture partners at our expense and adversely affect the return on our common stock.
We may enter into joint ventures for the acquisition of commercial real estate debt and other commercial real estate investments sponsored by our Advisor. Our Advisor may have conflicts of interest in determining which managed investment vehicles should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Because our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.
Our Advisor and its employees face competing demands relating to their time, and this may cause our operating results to suffer.
Our Advisor and its employees are engaged in investment and investment management activities unrelated to us. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.
Our Advisor does not own shares of our common stock and thus the Advisor's interests may not be aligned with those of our stockholders.
Our Advisor does not own shares of our common stock. Therefore, our Advisor does not have as strong an economic incentive to prevent a decrease in the value of our shares as an external advisor that had a significant equity investment.

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
Although our Advisor is responsible for calculating our estimated NAV, our Advisor will consider independent valuations of our investments, the accuracy of which our Advisor will not independently verify.
In calculating our NAV, our Advisor will include the net value of our commercial real estate debt and other commercial real estate-related investments, taking into consideration valuations of investments obtained from our independent valuer. Our Advisor may review each appraisal by the independent valuer and may compare each appraisal to its own determination of value. If in the Advisor’s opinion the valuation is materially higher or lower than the Advisor’s determination of value, the Advisor will discuss the valuation with the independent valuer. If the Advisor determines that the valuation is still materially higher or lower than its valuation, a valuation committee, comprised of our independent directors, will review the valuation and make a final determination of value. Although our Advisor is responsible for the accuracy of the NAV calculation and will provide our independent valuer with our valuation guidelines, which have been approved by our board of directors, we will not independently verify the appraised value of our investments. As a result, the appraised value of a particular investment may be greater or less than its potential realizable value, which would cause our estimated NAV to be greater or less than the potential realizable NAV.
Our estimated per share NAV may significantly change if the appraised values of our investments materially change.
We expect that our investments will be appraised annually for purposes of establishing our estimated per share NAV. To the extent conditions specific to the investment, or investment conditions generally have changed since the prior appraisal, the estimated appraised value of an investment may decrease significantly.
The estimated per share NAV that we published does not reflect changes in our NAV since such date and does not represent the actual value of your shares on any given day.
We may experience events affecting our investments that may have a material impact on our NAV. For example, if a material borrower becomes insolvent or if investment conditions deteriorate generally, the value of an investment may materially change. Our NAV per share as published will not reflect such subsequent events. As a result, the NAV per share published after the announcement of a material event may differ significantly from our actual NAV per share. The resulting potential disparity may benefit repurchasing or non-repurchasing stockholders, depending on whether NAV is overstated or understated.

Risks Related to Our Financing Strategy
We use leverage in connection with our investments, which increases the risk of loss associated with our investments.
We finance the origination and acquisition of a portion of our investments with repurchase agreements, collateralized loan obligations ("CLO") and other borrowings. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. Our ability to execute this strategy depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. We may be unable to obtain additional financing on favorable terms or, with respect to our debt and other investments, on terms that parallels the maturities of the debt originated or other investments acquired, if we are able to obtain additional financing at all. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more restrictive recourse borrowings and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution, for our operations and for future business opportunities. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing or pay significant fees to extend our financing arrangements. Our return on our investments and cash available for distribution may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we originate or acquire.
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

Risks Related to Our Investments
Our commercial real estate debt investments are subject to the risks typically associated with commercial real estate.
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

U.S. Federal Income Tax Risks
Our failure to qualify as a REIT could have significant adverse consequences to us and the value of our stock.
We believe that we have qualified as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2012. We intend to continue to meet the requirements for qualification and taxation as a REIT, but we cannot assure shareholders that we will qualify as a REIT. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. Even an inadvertent or technical mistake could jeopardize our REIT status. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.
If we were to fail to qualify as a REIT in any taxable year and are unable to avail ourselves of certain savings provisions set forth in the Internal Revenue Code, we would be subject to federal and applicable state and local income tax on our taxable income at corporate rates. We also could be subject to the federal alternative minimum tax. Losing our REIT status would reduce our net income available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow or liquidate some investments in order to pay the applicable tax. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions.
The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
The Internal Revenue Service ("IRS") has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan, if it meets certain requirements, will be treated by the IRS as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may originate or acquire mezzanine loans that do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, in which case, there can be no assurance that the IRS will not challenge the tax treatment of such loans. If such a challenge were sustained, we could fail to qualify as a REIT.
Investors may have current tax liability on distributions if they elect to reinvest in our common stock.
Investors who participate in our DRIP, will be deemed to have received, for U.S. federal income tax purposes, a distribution equal to the amount reinvested in shares of our common stock and an additional distribution to the extent the shares are purchased at a discount to fair market value. Such amounts will be taxable distributions, to the extent of our current or accumulated earnings and profits. As a result, unless such investor is a tax-exempt entity, such investor may have to use cash from other sources to pay the tax liability on the value of the shares of common stock received.
Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow for distribution to our stockholders.
Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•
In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (determined before the deduction of dividends paid and excluding net capital gains) to our stockholders. To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed income.

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
We generally must distribute annually at least 90% of our REIT taxable income (determined before the deduction of dividends paid and excluding net capital gains) in order to continue to qualify as a REIT. We intend to continue to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code and to avoid corporate income tax and the 4% excise tax imposed on us if we distribute less than our required distribution in any calendar year.
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, we may be required to accrue income from mortgage loans, mortgage-backed securities (“MBS”), and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets. We may also acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable U.S. Treasury regulations, the modified debt may be considered to have been reissued to us at a gain in a debt-for-debt exchange with the borrower, with gain recognized by us to the extent that the principal amount of the modified debt exceeds our cost of purchasing it prior to modification.
As a result, we may find it difficult or impossible to meet distribution requirements in certain circumstances. In particular, where we experience differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of our taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of our shares of our common stock as part of a distribution in which stockholders may elect to receive shares of our common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with REIT requirements. These alternatives could increase our costs, reduce our equity, and/or result in stockholders being taxed on distributions of shares of stock without receiving cash sufficient to pay the resulting taxes. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
To maintain our REIT status, we may be forced to forgo and/or liquidate otherwise attractive opportunities.
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs, and no more than 25% of the value of our total assets may be represented by debt instruments issued by publicly offered REITs that are “nonqualified” (e.g., not secured by real property or interests in real property). If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income, increasing our income tax liability, and reducing amounts available for distribution to our stockholders. In addition, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments (or, in some cases, forego the sale of such investments) that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of certain attractive investments.
Complying with these requirements may also limit our ability to acquire mortgage loans at a discount. Under applicable Treasury Regulation, and Revenue Procedure 2014-51, a mortgage loan acquired at a discount may be treated as partially secured by real property with the result that only a portion of the loan would be treated as a qualified asset.
We may recognize substantial amounts of REIT taxable income, which we would be required to distribute to stockholders, in a year in which we are not profitable under U.S. GAAP or other economic measures.
We may recognize substantial amounts of REIT taxable income in years in which we are not profitable under U.S. GAAP or other economic measures as a result of the differences between U.S. GAAP and tax accounting methods. For example, we may recognize substantial amounts of COD income for U.S. federal income tax purposes (but not for U.S. GAAP purposes) due to discount repurchases of our liabilities, which could cause our REIT taxable income to exceed our U.S. GAAP income. Additionally, we may deduct our capital losses only to the extent of our capital gains and not against our ordinary income, in computing our REIT taxable income for a given taxable year. Finally, certain of our assets and liabilities are marked-to-market for U.S. GAAP purposes but not for tax purposes, which could result in losses for U.S. GAAP purposes that are not recognized in computing our REIT taxable income. Consequently, we could recognize substantial amounts of REIT taxable income and would be required to distribute such income to stockholders in a year in which we are not profitable under U.S. GAAP or other economic measures.
The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.
We are party to certain financing arrangements, and may in the future enter into additional financing arrangements, that are structured as sale and repurchase agreements pursuant to which we would nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price.

Economically, these agreements are financings which are secured by the assets sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.
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
The prohibited transactions tax may limit our ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of assets, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We might be subject to the prohibited transaction tax if we were to dispose of, modify or securitize loans in a manner that is treated as a sale of the loans for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales or modifications of loans at the REIT level and may limit the structures we utilize for our securitization transactions, even though the sales, modifications or structures might otherwise be beneficial to us. Additionally, we may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, there can be no assurance that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that we engage in such activities through a TRS, the income associated with such activities may be subject to full corporate income tax.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from hedging transactions will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges: (i) interest rate risk on liabilities incurred to carry or acquire real estate assets (each such hedge, a “Borrowings Hedge”); or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests (each such hedge, a “Currency Hedge”), and such instrument is properly identified under applicable U.S. Department of Treasury regulations ("Treasury Regulations"). This exclusion from the 95% and 75% gross income tests also applies if we previously entered into a Borrowings Hedge or a Currency Hedge, a portion of the hedged indebtedness or property is disposed of, and in connection with such extinguishment or disposition we enter into a new properly identified hedging transaction to offset the prior hedging position. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
Liquidation of assets may jeopardize our REIT qualification.
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
We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.
We may acquire debt instruments in the secondary market for less than their face amount. The amount of such discount will generally be treated as a “market discount” for U.S. federal income tax purposes. If these debt instruments provide for “payment-in-kind” interest, we may recognize “original issue discount” for U.S. federal income tax purposes. Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt are “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, if the debt is considered to be “publicly traded” for U.S. federal income tax purposes, the modified debt in our hands may be considered to have been issued with original issue discount to the extent the fair market value of the modified debt is less than the principal amount of the outstanding debt. In the event the debt is not considered to be “publicly traded” for U.S federal income tax purposes, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it. Also, certain loans that we originate and certain previously modified debt we acquire in the secondary market may be considered to have been issued with the original issue discount at the time it was modified.
In general, we will be required to accrue original issue discount on a debt instrument as taxable income in accordance with applicable U.S. federal income tax rules even though no cash payments may be received on such debt instrument.
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
In order to meet the REIT distribution requirements, it might be necessary for us to arrange for short-term, or possibly long-term borrowings, or to pay dividends in the form of our shares or other taxable in-kind distributions of property. With respect to borrowings, we may need to borrow at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of our common stock. In the event in-kind distributions are made, tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to our stockholders during such year. With respect to taxable distributions that are payable partly in cash and partly in common stock, the IRS has issued private letter rulings to other REITs treating such distributions as taxable distributions that would satisfy the REIT annual distribution requirements and qualify for the dividends paid deduction for U.S. federal income tax purposes. With respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock.
Modification of the terms of our debt investments and mortgage loans underlying our CMBS in conjunction with reductions in the value of the real property securing such loans could cause us to fail to qualify as a REIT.
Our debt and securities investments may be materially affected by a weak real estate market and economy in general. As a result, many of the terms of our debt and the mortgage loans underlying our securities may be modified to avoid taking title to a property. Under the Internal Revenue Code, if the terms of a loan are modified in a manner constituting a "significant modification," such modification triggers a deemed exchange of the original loan for the modified loan. In general, under applicable Treasury Regulations if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the REIT 75% gross income test, but will be qualifying income for purposes of the REIT 95% gross income test. Although the law is not entirely clear, a portion of the loan will likely be a non-qualifying asset for purposes of the REIT 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities possessing more than 10% of the total value of the outstanding securities of any one issuer ("10% Value Test").
IRS Revenue Procedure 2014-51 provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of real property securing a loan for purposes of the gross income and asset tests discussed above in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of our loan modifications have or will qualify for the safe harbor in Revenue Procedure 2014-51. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we generally will not obtain third-party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our debt investments and the mortgage loans underlying our CMBS are "significantly modified" in a manner that does not qualify for the safe harbor in Revenue Procedure 2014-51 and the fair market value of the real property securing such loans has decreased significantly, we could fail the REIT 75% gross income test, the 75% asset test and/or the 10% Value Test. Unless we qualified for relief under certain Internal Revenue Code cure provisions, such failures could cause us to fail to continue to qualify as a REIT.
Our qualification as a REIT may depend upon the accuracy of legal opinions or advice rendered or given or statements by the issuers of assets we acquire.
When purchasing securities, we may rely on opinions or advice of counsel for the issuer of such securities, or statements made in related offering documents, for purposes of determining, among other things, whether such securities represent debt or equity securities for U.S. federal income tax purposes, the value of such securities and to what extent those securities constitute qualified real estate assets for purposes of the REIT asset tests and produce qualified income for purposes of the REIT 75% gross income test. The inaccuracy of any such opinions, advice or statements may adversely affect our ability to qualify as a REIT.
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
If we enter into sale-leaseback transactions, we will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease” for tax purposes, thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes. However, there can be no assurance that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or “income tests,” or (b) the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year and, consequently, lose our REIT status effective with the year of recharacterization.
If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.
In order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP), determined before the deduction of dividends paid and excluding net capital gains. For taxable years ending on or before December 31, 2014, in order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not have been “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class and in accordance with the preferences among different classes of stock as set forth in our organizational documents. For the taxable year that began on January 1, 2015 and all future taxable years, so long as we continue to be a "publicly offered REIT" (i.e., a REIT which is required to file annual and periodic reports with the SEC under the Exchange Act), the preferential dividend rule will not apply to us. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements that REITs have with their stockholders could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan inadvertently causing a greater than 5% discount on the price of such stock purchased). During calendar years 2015 and 2014, the per share price for our common stock pursuant to our DRIP was $25.27 and $23.75, respectively. Currently, the per share price for our common stock pursuant to our DRIP is $20.05, which is our most recently calculated estimated per share NAV
There is no de minimis exception with respect to preferential dividends. Therefore, if the IRS were to take the position that we paid a preferential dividend, we may be deemed either to (a) have distributed less than 100% of our REIT taxable income and be subject to tax on the undistributed portion, or (b) have distributed less than 90% of our REIT taxable income, and our status as a REIT could be terminated for the year in which such determination is made if we were unable to cure such failure.

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
There is a risk of changes in the tax law applicable to REITs.
The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. Legislative and regulatory changes, including comprehensive tax reform, may be more likely in the 115th Congress, which convened in January 2017, because the Presidency and both Houses of Congress will be controlled by the same political party. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors.
The ability of our board of directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.
Our Charter provides that the board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if the board determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our net taxable income and we generally would no longer be required to distribute any of our net taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our headquarters are located in a leased space at 9 West 57th Street, Suite 4920, New York, New York 10019.
Item 3. Legal Proceedings.
Except as noted below, the Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time. On June 6, 2016, an action was filed against the Company and two of its directors in the United States District Court for the Southern District of New York and styled Rurode v. Realty Finance Trust, Inc., et. al., No. 1:16-cv-04553.  The plaintiff’s individual and derivative complaint alleged that the Company made material misstatements in the proxy statement for its 2016 annual stockholders' meeting related to an alleged planned merger transaction between the Company and an affiliate of its Former Advisor (as defined below).  The plaintiff alleged violations of Section 14(a) of the Securities Exchange Act of 1934 and sought to enjoin the Company’s 2016 annual meeting of stockholders.  On June 28, 2016, the parties filed, and the court subsequently entered, a stipulation and order of dismissal of the action, but provided that the court would retain jurisdiction to consider any application by plaintiff for an award of attorneys’ fees.  On October 20, 2016, the plaintiff submitted a request for $750,000 in fees and expenses. On November 14, 2016, the Defendants filed a memorandum of law in opposition to that fee request. No hearing date has been set on plaintiff’s request for fees. The Company did not record any accrual in the December 31, 2016 consolidated financial statements related to the plaintiff's fee and expense request as the Company does not believe it is probable there will be a judgment against the Company that would have a material effect on the Company's consolidated financial statements. The Company estimates the range of possible loss to be between $0 and $750,000.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
No public trading market currently exists for our shares of common stock and we currently have no immediate plans to list our shares on a national securities exchange. Until our shares are listed on a national securities exchange, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. On November 10, 2016, the Board, upon the recommendation of the Advisor, unanimously approved and established an estimated NAV per share of the Company’s common stock of $20.05. The estimated per share NAV is based upon the estimated value of the Company’s assets less the Company’s liabilities as of September 30, 2016. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013, including the use of an independent third-party real estate advisory firm to estimate the fair value of our commercial real estate debt investments and commercial mortgage backed securities. See our current report on Form 8-K filed with the SEC on November 14, 2016 for our methodology for calculating our estimated per-share NAV.
There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $20.05 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our investments were sold and the sale proceeds were distributed upon liquidation of our assets. Such a distribution upon liquidation may be less than $20.05 per share for various reasons including changes in values between the September 30, 2016 valuation date and the date of any liquidation.
We are currently offering our shares for $20.05 pursuant to the DRIP.
Holders
As of February 28, 2017, we had 31,609,738 shares of common stock outstanding held by a total of 16,353 stockholders.
Distributions
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2013. As a REIT, we generally will not be subject to federal corporate income tax as long as we distribute at least 90% of our REIT taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and U.S. federal income and excise taxes on our undistributed income.
On May 13, 2013, our board of directors authorized, and we declared a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00565068493 per day. In March 2016, our board of directors ratified the existing distribution amount equivalent to $2.0625 per annum, and, for calendar year 2016, affirmed a change to the daily distribution amount to $0.0056352459 per day per share of common stock, effective January 1, 2016, to accurately reflect that 2016 was a leap year. For 2017, the distribution amount is equivalent to $2.0625 per annum. Our distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distribution payments are not assured.
The following table reflects distributions paid in cash and through the DRIP to common stockholders during the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016		2015
Distributions:
Cash distributions paid	$40,251		$26,949
Distributions reinvested	25,047		20,161
Total distributions	$65,298		$47,110
Source of distribution coverage:
Cash flows provided by operations	$35,024	53.6%	$25,433	54.0%
Proceeds from issuance of common stock	—	—%	1,516	3.2%
Available cash on hand	5,227	8.0%	—	—%
Common stock issued under DRIP	25,047	38.4%	20,161	42.8%
Total sources of distributions	$65,298	100.0%	$47,110	100.0%
Cash flows provided by operations (GAAP)	$35,024		$25,433
Net income (GAAP)	$29,990		$24,933

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
As of December 31, 2016, we have granted 15,414 restricted shares to our independent directors of which 2,933 shares have vested and 2,399 shares were forfeited. Based on a share price of $20.05, the compensation expense associated with the restricted share grants was $44,324 for the year ended December 31, 2016. Additionally, we recorded a distribution payable of $15,287 at December 31, 2016 in connection with these shares.
The following table provides information about our common stock that may be issued under our RSP as of December 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise of Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	3,984,586
Total	—	—	3,984,586

Recent Sale of Unregistered Equity Securities
None
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
Calculations of our estimated per-share NAV will occur periodically, at the discretion of the Board, provided that such calculations will be made at least annually. Following its calculation, our estimated per-share NAV will be disclosed in a periodic report. The most recent calculation of our estimated per-share NAV approved by the Board occurred on November 10, 2016 based on our net asset value as of September 30, 2016 and was equal to $20.05.
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
The following table reflects the number of shares repurchased under the SRP cumulatively through December 31, 2016:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of January 1, 2013	—	—	—
Year ended December 31, 2013	1	1,400	25.00
Cumulative as of December 31, 2013	1	1,400	25.00
Year ended December 31, 2014	9	19,355	23.94
Cumulative as of December 31, 2014	10	20,755	24.01
Year ended December 31, 2015 (1)	291	360,719	23.70
Cumulative as of December 31, 2015	301	381,474	23.72
Year ended December 31, 2016 (2)(3)	684	537,209	24.11
Cumulative as of December 31, 2016	985	918,683	23.94
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
2 As permitted under the SRP, in July 2016, our board of directors authorized, with respect to redemption requests received during the semi-annual period from January 1, 2016 to June 30, 2016, the repurchase of shares validly submitted for repurchase in an amount limited to the proceeds reinvested through our DRIP.  As a result, redemption requests in the amount of 208,470 shares were not fulfilled.
3 Amounts exclude 483 redemption requests, representing 473,807 shares, received during the semi-annual period from July 1, 2016 to December 31, 2016, which were approved by the Board and repurchased in January 2017.
Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". The following consolidated balance sheet as of December 31, 2016 and 2015 and consolidated statements of operations the for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 were derived from our consolidated financial statements:

	December 31,
Balance sheet data (in thousands)	2016	2015
Commercial mortgage loans, held for investment, net	$1,046,556	$1,124,201
Commercial mortgage loans, held-for-sale, measured at fair value	21,179	—
Real estate securities, available for sale, at fair value	49,049	130,754
Total assets	1,248,125	1,282,484
Collateralized loan obligations	278,450	287,229
Repurchase agreements - commercial mortgage loans	257,664	206,239
Repurchase agreements - real estate securities	66,639	117,211
Total liabilities	614,475	628,155
Total stockholders' equity	633,650	654,329

	Year Ended December 31,
Operating data (in thousands)	2016	2015	2014	2013	2012(1)
Net interest income:
Interest income	$79,404	$59,393	$15,466	$775	$—
Interest expense	23,169	12,268	2,196	32	—
Net interest income	56,235	47,125	13,270	743	—
Expenses:
Asset management and subordinated performance fee	9,504	7,615	604	—	—
Acquisition fees and acquisition expenses	806	7,916	4,386	—	—
Administrative services expenses (2)	4,376	644	—	—	—
Other expenses	7,803	5,699	2,198	641	16
Total operating expenses	22,489	21,874	7,188	641	16
Loan loss provision	1,293	318	570	—	—
Realized loss on sale of real estate securities	1,906	—	—	—	—
Impairment losses of real estate securities	310	—	—	—	—
Unrealized losses on loans held-for-sale	247	—	—	—	—
Realized gain on sale of commercial mortgage loan	—	—	112	—	—
Income (loss) before income taxes	29,990	24,933	5,624	102	(16)
Income tax provision	—	—	209	—	—
Net income (loss)	$29,990	$24,933	$5,415	$102	$(16)

Basic net income per share	$0.95	$1.03	$0.75	$0.19	NM
Diluted net income per share	$0.95	$1.03	$0.75	$0.19	NM
Basic weighted average shares outstanding	31,659,274	24,253,905	7,227,169	526,084	8,888
Diluted weighted average shares outstanding	31,666,504	24,259,169	7,232,559	530,096	8,888
Distributions per common share	$2.06	$2.06	$2.06	$1.22	$—
________________________
(1) For the period from November 15, 2012 (inception) to December 31, 2012.
(2) During the year ended December 31, 2015 the Company previously reported Administrative services expenses within the Professional fees line. For the year ended December 31, 2016 the amounts are presented separately and the change was applied retrospectively. For the year ended December 31, 2014, the Company did not incur administrative services expenses.
NM - Not Meaningful
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Benefit Street Partners Realty Trust, Inc. the notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting the Company’s current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report entitled “Risk Factors” and “Forward-Looking Statements.”
Overview
We were incorporated in Maryland on November 15, 2012 and conduct our operations to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. On May 14, 2013, we commenced business operations after raising in excess of $2.0 million of equity, the amount required for us to release equity proceeds from escrow. We primarily originate, acquire and manage a diversified portfolio of commercial real estate debt secured by properties located both within and outside in the United States. Commercial real estate debt investments may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. We also invest in commercial real estate securities. Commercial real estate securities may include CMBS, senior unsecured debt of publicly traded REITs, debt or equity securities of other publicly traded real estate companies and CDOs. The Company has no direct employees.

On September 29, 2016 we terminated our advisory agreement with Realty Finance Advisor, LLC ("Former Advisor"), an affiliate of AR Global Investments, LLC, and entered into, and executed, an advisory agreement with Benefit Street Partners L.L.C. (the "Advisory Agreement"). The appointment of the Advisor and the execution of the Advisory Agreement were recommended by a special committee of our board of directors consisting exclusively of our independent directors. The special committee, with the assistance of its independent financial advisor and independent legal counsel, conducted a competitive process to select a new advisor before selecting the Advisor. Our Advisor manages our affairs on a day-to-day basis. The Advisor receives compensation and fees for services related to the investment and management of our assets and our operations.
The Advisor, an SEC-registered investment adviser, is a leading credit-focused alternative asset management firm with approximately $20 billion of assets under management as of February 28, 2017. The Advisor manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies including high yield, levered loans, private / opportunistic debt, liquid credit, structured credit and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass the Advisor’s robust platform. The Advisor has approximately 150 employees with over 90 investment professionals and over 45 employees focused on the Advisor's real estate activities. The Advisor is in partnership with Providence Equity Partners L.L.C., a leading global private equity firm with a combined $50 billion in assets under management.
Prior to January 2016, we were offering for sale a maximum of $2.0 billion of common stock, $0.01 par value per share, on a reasonable best efforts basis (the "Offering"), pursuant to a registration statement on Form S-11 filed with the SEC under the Securities Act of 1933, as amended (the "Securities Act"). The Offering also covered the offer and sale of up to approximately $400.0 million in shares of common stock pursuant to a DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of common stock. Effective January 2016, we terminated the Offering, deregistered 4,069 unsold shares from the Offering and reallocated 49.7 million unsold shares from the Offering to the DRIP offering.
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
Acquisition Fees and Expenses
We incur acquisition fees and acquisition expenses payable to the Advisor. We pay the Advisor an acquisition fee based on the principal amount funded by us to originate or acquire commercial mortgage loans or on the anticipated net equity funded by us to acquire real estate securities. Acquisition fees paid and acquisition expenses reimbursed to our Advisor in connection with the origination and acquisition of commercial mortgage loans and acquisition of real estate securities are evaluated based on the nature of the expense to determine if they should be recognized as expense in the period incurred or capitalized and amortized over the life of the investment. The Company capitalizes certain direct costs relating to the loan origination activities and the cost is amortized over the life of the loan.

Commercial Mortgage Loans
Commercial mortgage loans that are held for investment purposes and are anticipated to be held until maturity, are carried at cost, net of unamortized acquisition expenses, discounts or premiums and unfunded commitments. Commercial mortgage loans, held for investment purposes, that are deemed to be impaired will be carried at amortized cost less a specific allowance for loan losses. Interest income is recorded on the accrual basis and related discounts, premiums and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in our consolidated statements of operations. Guaranteed loan exit fees payable by the borrower upon maturity are accreted over the life of the investment using the effective interest method. The accretion of guaranteed loan exit fees is recognized in interest income in our consolidated statements of operations and the associated receivable is included in the consolidated balance sheet.
Commercial loans that are intended to be sold in the foreseeable future are reported as held-for-sale and are transferred at fair value then recorded at the lower of cost or fair value with changes recorded through the statement of operations.  Unamortized loan origination costs for commercial loans held-for-sale are capitalized as part of the carrying value of the loans and recognized upon the sale of such loans. Amortization of origination costs ceases upon transfer of commercial loans to held-for-sale.
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
Income Taxes
We conduct our operations to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. As a REIT, we generally will not be subject to federal corporate income tax as long as we distribute at least 90% of our REIT taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. However, even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income in addition to U.S. federal income and excise taxes on our undistributed income.
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

See Note 13 - Segment Reporting for further information regarding the Company's segments.
Portfolio
As of December 31, 2016 and 2015, our portfolio consisted of 71 and 77 loans (the "Loans") and 6 and 16 investments in CMBS, respectively. The Loans held for investment had a total carrying value, net of allowance for loan losses, of $1,046.6 million and $1,124.2 million, the Loans held for sale had a fair value of $21.2 million and $0, and our CMBS investments had a fair value of $49.0 million and $130.8 million as of December 31, 2016 and 2015, respectively. For our loans, we currently estimate loss rates based on historical realized losses experienced in the industry and take into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. We recorded a general allowance for loan losses as of December 31, 2016 and 2015 in the amount of $2.2 million and $0.9 million. There are no impaired or specifically reserved loans in the portfolio as of December 31, 2016 and 2015.
The Loans bear a weighted average coupon of 6.1% and 6.1%, and have a weighted average life of 1.9 and 2.7 years as of December 31, 2016 and 2015, respectively. We did not originate or acquire any loans during the year ended December 31, 2016. We recorded interest income of $73.9 million, $56.0 million and $14.7 million on the Loans for the years ended December 31, 2016, 2015 and 2014, respectively.
Our CMBS investments have a weighted average coupon of 5.8% and 4.7% at December 31, 2016 and 2015, respectively. Our CMBS investments have a remaining life of 3.1 and 3.2 years as of December 31, 2016 and 2015, respectively. We recorded interest income of $5.5 million, $3.4 million and $0.7 million on our CMBS investments for the years ended December 31, 2016, 2015 and 2014, respectively.
The following charts summarize our portfolio as a percentage of par value, including CMBS, by the collateral type, geographical region and coupon rate type as of December 31, 2016 and 2015:

An investments region classification is defined according to the below map based on the location of investments secured property.

The following charts show the par value by contractual maturity year for the investments in our portfolio as of December 31, 2016 and 2015.

The following table shows selected data from our commercial mortgage loans portfolio as of December 31, 2016 (in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior 1	Retail	$7,460	1M LIBOR + 4.75%	5.69%	78.0%
Senior 2	Office	8,676	1M LIBOR + 4.65%	5.69%	70.8%
Senior 3	Office	38,750	1M LIBOR + 5.25%	6.22%	75.0%
Senior 4	Office	13,442	1M LIBOR + 4.75%	5.60%	74.4%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior 5	Retail	14,600	1M LIBOR + 4.25%	5.15%	65.0%
Senior 6	Office	19,979	1M LIBOR + 4.55%	5.33%	70.0%
Senior 7	Multifamily	17,959	1M LIBOR + 4.75%	5.72%	75.0%
Senior 8	Multifamily	14,730	1M LIBOR + 4.50%	5.47%	76.0%
Senior 9	Office	12,000	1M LIBOR + 4.75%	5.53%	54.1%
Senior 10	Multifamily	23,784	1M LIBOR + 4.25%	5.08%	69.6%
Senior 11	Multifamily	9,130	1M LIBOR + 4.75%	5.73%	76.0%
Senior 12	Retail	9,850	1M LIBOR + 5.25%	6.20%	80.0%
Senior 13	Industrial	19,033	1M LIBOR + 4.25%	5.17%	68.0%
Senior 14	Hospitality	10,350	1M LIBOR + 5.50%	6.49%	69.9%
Senior 15	Office	33,734	1M LIBOR + 4.65%	5.67%	80.0%
Senior 16	Retail	4,725	1M LIBOR + 5.50%	6.58%	72.0%
Senior 17	Retail	25,247	1M LIBOR + 4.75%	5.75%	55.0%
Senior 18	Multifamily	43,083	1M LIBOR + 4.00%	4.83%	77.0%
Senior 19	Retail	7,500	1M LIBOR + 5.00%	6.07%	59.0%
Senior 20	Office	13,389	1M LIBOR + 5.00%	6.00%	75.0%
Senior 21	Hospitality	11,482	1M LIBOR + 5.75%	6.63%	60.0%
Senior 22	Hospitality	14,625	1M LIBOR + 5.30%	6.20%	73.5%
Senior 23	Hospitality	14,193	1M LIBOR + 5.50%	6.49%	55.3%
Senior 24	Multifamily	18,941	1M LIBOR + 4.20%	5.06%	76.4%
Senior 25	Mixed Use	10,901	1M LIBOR + 5.10%	6.06%	75.0%
Senior 26	Multifamily	42,943	1M LIBOR + 4.25%	5.22%	77.0%
Senior 27	Retail	9,450	1M LIBOR + 4.90%	5.79%	69.2%
Senior 28	Industrial	33,655	1M LIBOR + 4.00%	4.74%	65.0%
Senior 29	Mixed Use	45,235	1M LIBOR + 5.50%	6.45%	72.6%
Senior 30	Multifamily	8,850	1M LIBOR + 4.70%	5.64%	68.8%
Senior 31	Office	27,413	1M LIBOR + 4.60%	5.50%	65.0%
Senior 32	Multifamily	8,016	1M LIBOR + 4.75%	5.69%	78.3%
Senior 33	Hospitality	16,800	1M LIBOR + 4.90%	5.74%	74.0%
Senior 34	Office	35,000	1M LIBOR + 5.00%	5.78%	79.0%
Senior 35	Office	6,290	1M LIBOR + 4.90%	5.67%	80.0%
Senior 36	Retail	11,800	1M LIBOR + 4.75%	5.65%	79.4%
Senior 37	Retail	13,500	1M LIBOR + 5.00%	5.94%	78.0%
Senior 38	Retail	11,684	1M LIBOR + 4.50%	5.37%	74.8%
Senior 39	Multifamily	18,075	1M LIBOR + 4.50%	5.33%	75.0%
Senior 40	Office	31,250	1M LIBOR + 4.50%	5.41%	75.0%
Senior 41	Multifamily	26,195	1M LIBOR + 4.25%	5.20%	79.7%
Senior 42	Multifamily	29,940	1M LIBOR + 3.85%	4.50%	76.8%
Senior 43	Multifamily	10,920	1M LIBOR + 3.95%	4.60%	77.5%
Senior 44	Multifamily	13,120	1M LIBOR + 3.95%	4.60%	78.2%
Senior 45	Multifamily	5,894	1M LIBOR + 4.05%	4.71%	80.0%
Senior 46	Office	28,489	1M LIBOR + 4.25%	5.05%	73.3%
Senior 47	Multifamily	14,336	1M LIBOR + 5.00%	5.92%	76.7%
Senior 48	Retail	26,905	1M LIBOR + 4.75%	5.50%	67.4%
Senior 49	Multifamily	10,807	1M LIBOR + 4.75%	5.56%	75.0%
Mezzanine 1	Office	5,000	11.00%	10.76%	63.6%
Mezzanine 2 (3)	Hospitality	3,000	11.00%	10.78%	81.8%
Mezzanine 3	Hospitality	11,000	1M LIBOR + 7.05%	7.75%	70.0%
Mezzanine 4	Office	16,447	1M LIBOR + 7.25%	7.95%	76.0%
Mezzanine 5	Office	7,000	12.00%	11.87%	78.3%
Mezzanine 6	Hospitality	12,000	1M LIBOR + 9.00%	9.70%	74.2%
Mezzanine 7	Retail	1,963	13.00%	12.91%	85.0%
Mezzanine 8	Office	5,085	3M LIBOR + 10.00%	10.94%	79.5%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Mezzanine 9	Multifamily	5,000	9.00%	8.73%	73.9%
Mezzanine 10	Multifamily	3,480	9.50%	9.42%	84.5%
Mezzanine 11	Office	10,000	1M LIBOR + 8.00%	8.70%	80.0%
Mezzanine 12	Multifamily	4,000	12.00%	11.75%	74.5%
Mezzanine 13	Office	10,000	10.00%	10.92%	79.0%
Mezzanine 14 (3)	Office	10,000	1M LIBOR + 10.75%	15.70%	80.0%
Mezzanine 15	Hospitality	7,140	10.00%	11.50%	73.9%
Mezzanine 16	Hospitality	3,900	10.00%	11.50%	73.9%
Mezzanine 17	Hospitality	12,510	10.00%	11.50%	73.9%
Mezzanine 18	Hospitality	8,050	10.00%	11.50%	73.9%
Mezzanine 19 (3)	Office	9,000	10.50%	10.37%	85.0%
Mezzanine 20	Hospitality	6,182	5.46%	12.90%	76.7%
Mezzanine 21	Hospitality	12,350	1M LIBOR + 10.00%	10.70%	74.0%
Subordinate 1	Retail	10,000	11.00%	11.00%	50.1%
		$1,077,237		6.34%	73.1%
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
(3) Reported as loan held-for-sale in the Company's consolidated balance sheet.
Results of Operations
Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015
We conduct our business through the following segments:

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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Years Ended December 31,
	2016			2015
	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)
Interest-earning assets:
Real estate debt	$1,123,992	$73,884	6.6%	$719,206	$56,040	7.8%
Real estate securities	109,035	5,520	5.1%	84,803	3,353	4.0%
Total	1,233,027	79,404	6.4%	804,009	59,393	7.4%
Interest-bearing liabilities:
Repurchase Agreements - Loans	250,788	12,079	4.8%	262,727	9,543	3.6%
Repurchase Agreements - Securities	106,086	2,450	2.3%	63,687	1,119	1.8%
Collateralized loan obligations	286,936	8,640	3.0%	58,223	1,606	2.8%
Total	643,810	23,169	3.6%	384,637	12,268	3.2%
Net interest income/spread		$56,235	2.8%		$47,125	4.2%
Average leverage %(4)	52.2%			47.8%
Weighted average levered yield(5)			7.9%			9.4%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for year ended December 31, 2016 and quarterly averages for the year ended December 31, 2015, respectively.
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
Interest income
Interest income for the years ended December 31, 2016 and 2015 totaled $79.4 million and $59.4 million, respectively. As of December 31, 2016, our portfolio consisted of 71 Loans and 6 investments in CMBS. The main driver in the increase in interest income was the increase in the average carrying value of our portfolio due to investing capital raised through the Offering into real estate debt. As of December 31, 2016, our Loans had an average carrying value of $1,124.0 million and our CMBS investments had an average carrying value of $109.0 million, while as of December 31, 2015, the Loans had an average carrying value of $719.2 million and our CMBS investments had an average carrying value of $84.8 million. The increase in the average carrying value of our portfolio was offset by a decrease in asset yields of 100 basis point due to a shift in the composition of the portfolio predominately to lower yielding senior loans over the course of 2015 and into 2016.
Interest expense
Interest expense for the year ended December 31, 2016 increased to $23.2 million compared to interest expense for year ended December 31, 2015 of $12.3 million, primarily due to increase in average borrowings of approximately $259.2 million year over year and payment of various extensions fees on the Repo Facilities, of which approximately $287.5 million is an increase due to the issuance of a CLO issued on October 19, 2015. During the years ended December 31, 2016 and 2015, our total average borrowings outstanding was $643.8 million and $384.6 million, respectively. The increase in interest expense also equates to a 40 basis points increase in rates on interest-bearing liabilities primarily due to the extension fees paid to our borrowers on the Repo Facilities and increases in the LIBOR index rate during the year.
Expenses from operations
Expenses from operations for the years ended December 31, 2016 and 2015 were made up of the following (in thousands):

	Year Ended December 31,
	2016	2015
Asset management and subordinated performance fee	$9,504	$7,615
Acquisition fees and acquisition expenses	806	7,916
Administrative services expenses (1)	4,376	644
Professional fees	5,467	4,353
Other expenses (2)	2,336	1,346
Total expenses from operations	$22,489	$21,874
________________________
(1) During the year ended December 31, 2015, the Company reported Administrative services expenses within the Professional fees line. For the year ended December 31, 2016 the amounts are presented separately and the change was applied retrospectively.
(2) Other expenses includes board of directors and insurance expense.
The increase in our expenses from operations was primarily related to asset management, administrative services expenses, other expenses and professional fees. During the years ended December 31, 2016 and 2015, we incurred asset management and subordinated performance fees of $9.5 million and $7.6 million, respectively, an increase of $1.9 million due to incurring a full year of asset management fees for the year ended December 31, 2016 as there was no waiver of asset management fee during 2016 as was the case for 2015. The entire $9.5 million in the asset management and subordinated performance fee line is composed of asset management fees, as there was no subordinated performance fee for 2016 due to applicable conditions not having been satisfied. Additionally, we have incurred approximately $4.4 million of administrative service expenses for the year ended December 31, 2016, related to general and administrative expense reimbursement, of which approximately $1.0 million and $3.4 million was attributable to our Advisor and the Former Advisor, respectively. Additionally, we have incurred approximately $1.1 million more in professional fees during year ended December 31, 2016 compared to December 31, 2015 due to an increase in consulting and legal fees, slightly offset by a decrease in audit fees.
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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Years Ended December 31,
	2015			2014
	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)
Interest-earning assets:
Real estate debt	$719,206	$56,040	7.8%	$199,681	$14,733	7.4%
Real estate securities	84,803	3,353	4.0%	24,630	733	3.0%
Total	804,009	59,393	7.4%	224,311	15,466	6.9%
Interest-bearing liabilities:
Repurchase Agreements - Loans	262,727	9,543	3.6%	53,953	1,985	3.7%
Repurchase Agreements - Securities	63,687	1,119	1.8%	12,286	211	1.7%
Collateralized loan obligations	58,223	1,606	2.8%	—	—	—%
Total	384,637	12,268	3.2%	66,239	2,196	3.3%
Net interest income/spread		$47,125	4.2%		$13,270	3.6%
Average leverage %(4)	47.8%			29.5%
Weighted average levered yield(5)			9.4%			8.0%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. All amounts are calculated based on quarterly averages for years ended December 31, 2015 and 2014.
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
Interest expense
Interest expense for the year ended December 31, 2015 increased to $12.3 million compared to interest expense for the year ended December 31, 2014 of $2.2 million, primarily due to increase in borrowings. During the years ended December 31, 2015 and 2014, our total average borrowing outstanding was $384.6 million and $66.2 million, respectively. The increase in interest expense arising from higher average borrowing is partially offset by a decrease in yield of 13 basis points on interest-bearing liabilities during the year ended December 31, 2015 compared to year ended December 31, 2014. The increase in yield was primarily due to borrowing more on our repurchase agreements for senior loans compared to mezzanine loans.
Expenses from operations
Expenses from operations for the years ended December 31, 2015 and 2014 were made up of the following (in thousands):

	Year Ended December 31,
	2015	2014
Asset management and subordinated performance fee	$7,615	$604
Acquisition fees and acquisition expenses	7,916	4,386
Administrative services expenses (1)	644	—
Professional fees	4,353	1,050
Other expenses (2)	1,346	1,148
Total expenses from operations	$21,874	$7,188
________________________
(1) During the years ended December 31, 2015, the Company previously reported Administrative services expenses within the Professional fees line. For the year ended December 31, 2016 the amounts are presented separately and the change was applied retrospectively. We did not incur any administrative services expenses in 2014.
(2) Other expenses includes board of directors and insurance expense, a change in presentation from our Form 10-K for period ending December 31, 2014. The change is applied retrospectively.
For the year ended December 31, 2015, expenses from operations were primarily related to acquisition fees, asset management and subordinated performance fee and professional fees. During the year ended December 31, 2015 and 2014, we originated and acquired Loans and CMBS with a par value of $860.7 million, and in conjunction with these transactions, we expensed $7.9 million of acquisition fees compared to year ended December 31, 2014, during which we originated and acquired loans and CMBS with a par value of $477.2 million and expensed $4.4 million of acquisition fees. During the year ended December 31, 2015 and 2014, we incurred asset management and subordinated performance fees of $7.6 million and $0.6 million, respectively. This increase was due to the amendment to the advisory agreement with our Former Advisor. Prior to June 17, 2015, the amount of the asset management fee was reduced to the extent that funds from operations ("FFO"), as adjusted, during the six month period ending on the last day of the calendar quarter immediately preceding the date such asset management fee was payable, was less than distributions declared during the same period. Another increase in operating expenses is the increase in professional fees of $3.3 million, primarily due to an increase in legal and audit fees.

Liquidity and Capital Resources
Our principal demands for cash will be origination and acquisition costs, including the purchase price of any investments we originate or acquire, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. We currently believe that we have sufficient liquidity and capital resources available for all anticipated uses, including the acquisition of additional investments, required debt service and the payment of cash dividends.
Loan Repo Facilities
We entered into a repurchase facility with JP Morgan Chase Bank, National Association (the "JPM Repo Facility"). The JPM Repo Facility initially provided up to $150.0 million in advances, subject to adjustment, which we expect to use to finance the acquisition or origination of eligible loans, including first mortgage loans, junior mortgage loans, mezzanine loans and participation interests therein. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 2.25% to 4.50%, depending on the attributes of the purchased assets. The initial maturity date of the JPM Repo Facility was June 18, 2016, with a one-year extension at our option, which we exercised as to extend the maturity date to June 17, 2017. On October 5, 2016, the JPM Repo Facility was amended to, among other things, increase the maximum advance capacity to $300 million. As of December 31, 2016 and 2015, there was $257.7 million and $84.3 million of principal outstanding on the JPM Repo Facility, respectively.
We entered into a repurchase facility with Barclays Bank PLC ("Barclays Repo Facility"). The Barclays Repo Facility provided up to $150.0 million in advances. The initial maturity date of the Barclays Repo Facility was September 3, 2015, with four six-month extensions at our option (subject to the satisfaction of certain conditions). We entered into an amendment of the Barclays Repo Facility, upon payment of an extension fee, dated as of September 2, 2016, pursuant to which the maturity date of the Barclays Repo Facility was extended to October 6, 2016. On October 5, 2016, we paid off the outstanding balance on the Barclays Repo Facility, using the proceeds from the increase in the size of the JPM Repo Facility, and the Barclays Repo Facility was terminated. As of December 31, 2015, we had $121.9 million of principal outstanding under the Barclays Repo Facility.
On December 27, 2016 the Company entered into a repurchase facility with Goldman Sachs Bank USA (the "GS Repo Facility"). The GS Repo Facility provides up to $250.0 million in advances, subject to adjustment, which the Company expects to use to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, and participation interests therein. Advances under the GS Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin between 2.35% to 2.85%, depending on the attributes of the purchased assets. The initial maturity date of the GS Repo Facility is December 27, 2018, with a one-year extension at the Company’s option, which may be exercised upon the satisfaction of certain conditions. As of December 31, 2016, the Company had no outstanding advances under the GS Repo Facility.
The JPM Repo Facility and the GS Repo Facility generally provide that in the event of a decrease in the value of our collateral, the lenders can demand additional collateral. Should the value of our collateral decrease, whether as a result of deteriorating credit quality, an increase in credit market spreads or otherwise, resulting margin calls may cause an adverse change in our liquidity position.
CMBS Master Repurchase Agreements ("MRAs")
We entered into various MRAs that allow us to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary. As of December 31, 2016 and 2015, we entered into six MRAs, of which three were in use, described below (in thousands):

	Amount			Weighted Average
Counterparty	Outstanding	Accrued Interest	Collateral Pledged(*)	Interest Rate	Days to Maturity
As of December 31, 2016
J.P. Morgan Securities LLC	$59,122	$96	$92,658	2.55%	6
Citigroup Global Markets, Inc.	3,879	1	4,850	2.11%	26
Wells Fargo Securities, LLC	3,638	4	4,850	2.05%	13
Total/Weighted Average	$66,639	$101	$102,358	2.50%	8

As of December 31, 2015
J.P. Morgan Securities LLC	$86,898	$108	$130,618	2.03%	8
Citigroup Global Markets, Inc.	26,619	71	35,528	2.00%	45
Wells Fargo Securities, LLC	3,694	3	4,925	1.67%	13
Total/Weighted Average	$117,211	$182	$171,071	2.01%	17
________________________
(*) Collateral includes $53.3 million and $56.0 million Tranche C of Company issued CLO held by the Company, which eliminates within the Real estate securities, at fair value line of the consolidated balance sheets as of December 31, 2016 and December 31, 2015, respectively.
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

Distributions
On May 13, 2013, our board of directors authorized, and we declared, a distribution, which will be calculated based on stockholders of record each day during the applicable period at a rate of $0.00565068493, which is equivalent to $2.0625 per annum, per day per share of common stock. In March 2016, our board of directors ratified the existing distribution amount equivalent to $2.0625 per annum, and, for calendar year 2016, affirmed a change to the daily distribution amount to $0.0056352459 per day per share of common stock, effective January 1, 2016, to accurately reflect that 2016 is a leap year. The distributions will be payable by the fifth day following the end of each month to stockholders of record at the close of business each day during the prior month.
The below table shows the distributions paid on shares outstanding during the years ended December 31, 2016 and 2015 (in thousands):

Year Ended December 31, 2016 Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 4, 2016	$3,225	$2,324
February 2, 2016	3,337	2,159
March 2, 2016	3,057	2,099
April 1, 2016	3,342	2,188
May 2, 2016	3,296	2,068
June 1, 2016	3,446	2,112
July 1, 2016	3,361	2,034
August 3, 2016	3,423	2,070
September 1, 2016	3,465	2,045
October 3, 2016	3,371	1,968
November 3, 2016	3,505	2,028
December 3, 2016	3,423	1,952
Total	$40,251	$25,047

Year Ended December 31, 2015 Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2015	$1,511	$1,109
February 2, 2015	1,618	1,182
March 2, 2015	1,567	1,153
April 1, 2015	1,873	1,394
May 1, 2015	1,972	1,478
June 1, 2015	2,216	1,656
July 1, 2015	2,282	1,738
August 3, 2015	2,510	1,907
September 1, 2015	2,663	2,026
October 2, 2015	2,723	2,042
November 2, 2015	2,962	2,218
December 1, 2015	3,052	2,258
Total	$26,949	$20,161

The following table shows the sources for the payment of distributions to common stockholders for the periods presented (in thousands):

	Year Ended December 31,
	2016		2015
Distributions:
Cash distributions paid	$40,251		$26,949
Distributions reinvested	25,047		20,161
Total distributions	$65,298		$47,110
Source of distribution coverage:
Cash flows provided by operations	$35,024	53.6%	$25,433	54.0%
Proceeds from issuance of common stock	—	—%	1,516	3.2%
Available cash on hand	5,227	8.0%	—	—%
Common stock issued under DRIP	25,047	38.4%	20,161	42.8%
Total sources of distributions	$65,298	100.0%	$47,110	100.0%
Cash flows provided by operations (GAAP)	$35,024		$25,433
Net income (GAAP)	$29,990		$24,933
The following table compares cumulative distributions paid to cumulative net income (in accordance with GAAP) for the period from November 15, 2012 (date of inception) through December 31, 2016 (in thousands):

For the period from November 15, 2012 (date of inception) to December 31, 2016
Distributions paid:
Common stockholders in cash	$75,078
Common stockholders pursuant to DRIP / offering proceeds	50,424
Total distributions paid	$125,502
Reconciliation of net income:
Net interest income	$117,373
Realized loss on sale of real estate securities	(1,906)
Realized gain on sale of commercial mortgage loan	112
Acquisition fees	(13,108)
Other operating expenses	(41,490)
Net income	$60,981
Cash flows provided by operations	$63,918
Cash Flows
Cash Flows for the Year Ended December 31, 2016
Net cash provided by operating activities for the year ended December 31, 2016 was $35.0 million. Cash inflows were primarily driven by an increase in net income to $30.0 million.
Net cash provided by investing activities for the year ended December 31, 2016 was $139.4 million. Cash inflows were primarily driven by proceeds from the sale of real estate securities of $79.1 million, proceeds from the sale of commercial mortgage loans of $44.4 million and principal repayments of $69.6 million, partially offset by additional funding of $53.6 million on existing loans.
Net cash used in financing activities for the year ended December 31, 2016 was $71.2 million. Cash outflows were primarily driven by $51.4 million from net borrowings on the JPM Repo Facility offset by $50.6 million from net payment on our CMBS MRAs, the payment of $40.3 million in cash distributions paid to stockholders, $19.0 million of stock repurchases and repayments on collateralized debt obligations of $9.2 million

Cash Flows for the Year Ended December 31, 2015
Net cash provided by operating activities for the year ended December 31, 2015 was $25.4 million. Cash inflows were primarily driven by an increase in net interest income to $47.1 million, but were partially offset by cash outflows mainly for Acquisition fees of $7.9 million.
Net cash used in investing activities for the year ended December 31, 2015 was $749.8 million. Cash outflows were primarily driven by originations and acquisitions with $793.7 million and $85.5 million representing our investment in 45 new loans and eight new CMBS positions, respectively.
Net cash provided by financing activities for the year ended December 31, 2015 was $738.8 million. Cash inflows for the period of $385.2 million from the issuance of common stock, $292.5 million from new borrowings under a CLO and $90.9 million from net borrowing on our CMBS MRAs.
Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2013. As a REIT, we generally will not be subject to federal corporate income tax as long as we distribute at least 90% of our REIT taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and U.S. federal income and excise taxes on our undistributed income.
Contractual Obligations and Commitments
Our contractual obligations, excluding expected interest payments, as of December 31, 2016 are summarized as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$7,794	$71,440	$—	$—	$79,234
JPM Repo Facility	257,664	—	—	—	257,664
CLO	—	—	—	285,036	285,036
JPM MRA	59,122	—	—	—	59,122
Citi MRA	3,879	—	—	—	3,879
Wells MRA	3,638	—	—	—	3,638
Total	$332,097	$71,440	$—	$285,036	$688,573
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
In addition, we have contractual obligations under our agreements with the Advisor as described below.
Related Party Arrangements
Benefit Street Partners L.L.C.
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
Operating Costs
We will reimburse our Advisor’s costs of providing administrative services. We will reimburse our Advisor for expenses incurred related to administrative services such as accounting, legal and other services in accordance with the advisory agreement.
Asset Management Fee and Annual Subordinated Performance Fee
We pay our Advisor, or its affiliates, a monthly asset management fee equal to one-twelfth of 1.5% of stockholder’s equity as calculated pursuant to the Advisory Agreement. We will pay our Advisor, an annual subordinated performance fee calculated on the basis of total return to stockholders, payable monthly in arrears, such that for any year in which total return on stockholders’ capital exceeds 6.0% per annum, our Advisor will be entitled to 15.0% of the excess total return; provided that in no event will the annual subordinated performance fee payable to our Advisor exceed 10.0% of the aggregate total return for such year.
Acquisition Fee and Acquisition Expense

Our Advisor receives an acquisition fee of 1.0% of the principal amount funded by us to originate or acquire commercial mortgage loans and 1.0% of the anticipated net equity funded by us to acquire real estate securities; provided, however, that if and when the aggregate purchase price for all investments acquired after the date of the Advisory Agreement reaches $600,000,000, our obligation to pay acquisition fees to the Advisor shall terminate. We reimburse our Advisor for insourced expenses incurred by our Advisor on our behalf related to selecting, evaluating, originating and acquiring investments in an amount up to 0.5% of the principal amount funded by us to originate or acquire commercial mortgage loans and up to 0.5% of the anticipated net equity funded by us to acquire real estate securities investments. In no event will the total of all acquisition fees and acquisition expenses exceed 4.5% of the principal amount funded with respect to our total portfolio including subsequent fundings to investments in our portfolio.
Arrangements with the Former Advisor
Until September 29, 2016, the Former Advisor served as the Company's advisor and the Company paid the Former Advisor certain fees and expense reimbursements pursuant to its advisory agreement with the Former Advisor. Below is a description of the fees and reimbursements incurred to our Former Advisor prior to September 29, 2016.
Organization and Offering Expenses
The Former Advisor was entitled to receive reimbursement for organization and offering expenses, which may have included reimbursements to the Former Advisor for other organization and offering expenses it incurred for due diligence fees included in detailed and itemized invoices. We were obligated to reimburse the Former Advisor for organization and offering costs to the extent the organization and offering expenses did not exceed 2.0% of gross proceeds from the Offering. We shall not reimburse the Former Advisor for any organization and offering costs that our independent directors determine are not fair and commercially reasonable to us.
Operating Costs
We reimbursed the Former Advisor’s costs of providing administrative services and personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, we did not reimburse the Former Advisor for personnel costs in connection with services for which the Former Advisor received acquisition fees or disposition fees. The Former Advisor was required to pay any expenses in which our operating expenses as defined by North American Securities Administrators Association at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets or (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debt or other similar non-cash reserves and excluding any gain from the sale of assets for that period, unless a majority of our independent directors determine the excess expenses were justified based on unusual and nonrecurring factors.
Asset Management Fee
We paid the Former Advisor, or its affiliates, an annual asset management fee equal to 0.75% of the cost of our assets. The asset management fee was based on the lower of the cost of our assets and the fair value of our assets (fair value will consist of the market value of each portfolio investment as determined by the Former Advisor in accordance with our valuation guidelines). Prior to June 17, 2015, the amount of the asset management fee was reduced to the extent that FFO, as adjusted, during the six month period ending on the last day of the calendar quarter immediately preceding the date such asset management fee was payable, was less than distributions declared during the same period. For purposes of this determination, FFO, as adjusted, is FFO adjusted to (i) include acquisition fees and acquisition expenses; (ii) include non-cash restricted stock grant amortization, if any; and (iii) include impairments and loan loss reserves on investments, if any (including commercial mortgage loans and other debt investments). FFO, as adjusted, is not the same as FFO.
Acquisition Fee
The Former Advisor, or its affiliates, received an acquisition fee equal to 1.0% of the contract purchase price paid for our commercial real estate debt or other commercial real estate investments and 1.0% of the anticipated net equity funded by us to acquire real estate securities.
Acquisition Expense
We reimbursed the Former Advisor, or its affiliates, for acquisition expenses incurred including personnel costs related to selecting, evaluating, originating and acquiring investments on our behalf in an amount up to 0.5% of the principal amount funded by us to originate or acquire commercial mortgage loans and up to 0.5% of the anticipated net equity funded by us to acquire real estate securities investments. In no event did the total of all acquisition fees and acquisition expenses exceed 4.5% of the principal amount funded with respect to our total portfolio including subsequent fundings to investments in our portfolio.
Asset Disposition Fee
For substantial assistance in connection with the sale of investments, as determined by our board of directors, we paid the Former Advisor, or its affiliates, a disposition fee of 1.0% of the contract sales price of each commercial mortgage loan or other investment sold, including real estate securities or collateralized debt obligations issued by our subsidiary as part of a securitization transaction. We were not obligated to pay a disposition fee upon the maturity, prepayment, workout, modification or extension of commercial real estate debt unless there was a corresponding fee paid by the borrower, in which case the disposition fee was the lesser of (i) 1.0% of the principal amount of the debt prior to such transaction; or (ii) the amount of the fee paid by the borrower in connection with such transaction. If we took ownership of a property as a result of a workout or foreclosure of a loan, we paid a disposition fee upon the sale of such property.
Annual Subordinated Performance Fee
We paid the Former Advisor an annual subordinated performance fee calculated on the basis of our total return to stockholders, payable monthly in arrears, such that for any year in which our total return on stockholders’ capital exceeds 6.0% per annum, the Former Advisor was entitled to 15.0% of the excess total return; provided that in no event will the annual subordinated performance fee payable to the Former Advisor exceed 10.0% of the aggregate total return for such year. This fee is payable only upon the sale of assets, distributions or other event which resulted in our return on stockholders’ capital exceeding 6.0% per annum.
Convertible Stock
On December 30, 2014, the Company issued 1,000 convertible shares to the Former Advisor for $1.00 per share. The convertible shares issued to the Former Advisor would convert to shares of our common stock upon the first to occur of any of the Triggering Events described in Note 7 to the consolidated financial statements. Subsequent to September 30, 2016, we determined that as a result of the termination of the advisory agreement between us and the Former Advisor a Triggering Event had occurred and, based on our determination of the enterprise value of the Company on the date of the Triggering Event, the total distributions paid to our stockholders through the date of the Triggering Event, and the sum of our stockholders’ invested capital as of the date of the Triggering Event, that the convertible shares converted into a number of common shares equal to zero. As a result, the convertible shares that were issued to the Former Advisor have been extinguished and no common shares were issued in connection with the conversion.
Realty Capital Securities, LLC and its Affiliates
Selling Commissions and Former Dealer Manager Fees
Prior to the termination of the Offering, the Former Dealer Manager received fees and compensation in connection with the sale of our common stock in the Offering. The Former Deal Manager received a selling commission of up to 7.0% of the per share purchase price of the Company's offering proceeds before reallowance of commissions earned by soliciting dealers. In addition, the Former Dealer Manager received up to 3.0% of the gross proceeds from the sale of shares, before reallowance to soliciting dealers, as a dealer manager fee. The Former Dealer Manager was permitted to reallow its dealer manager fee to such soliciting dealers.
No selling commissions or Former Dealer Manager fees were paid for sales under our DRIP.
Additional Fees Incurred to the Former Sponsor and its Affiliates
The predecessor to AR Global was a party to a services agreement with RCS Advisory Services, LLC, (“RCS Advisory”) a subsidiary of the parent company of the Former Dealer Manager, pursuant to which RCS Advisory and its affiliates provided us and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.

We were also party to a transfer agency agreement with American National Stock Transfer, LLC, (“ANST”) a subsidiary of the parent company of the Former Dealer Manager, pursuant to which ANST provided us with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. On February 26, 2016, we entered into a definitive agreement with DST Systems, Inc., its previous provider of sub-transfer agency services, to provide us directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services). See Note 9 - Related Party Transactions and Arrangements to our consolidated financial statements included in this Annual Report on Form 10-K and Item 13. Certain Relationships and Related Transactions, and Director Independence for a discussion of the various related party transactions, agreements and fees.

Total Costs Incurred Due to Related Party Arrangements
The table below shows the costs incurred due to arrangements with our Former Advisor and its affiliates and the Advisor during the years ended December 31, 2016, 2015 and 2014 and the associated payable as of December 31, 2016 and 2015 (in thousands): See Note 9 - Related Party Transactions and Arrangements for further detail.

	Year Ended December 31,			Payable as of December 31,
	2016	2015	2014	2016	2015
Total commissions and fees incurred from the Former Dealer Manager in connection with the offering	$—	$37,092	$33,190	$—	$—
Total compensation and reimbursement for services provided by the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager(1)	—	7,442	2,627	480	480
Acquisition fees and expenses (2)	806	12,286	6,578	—	20
Administrative services expenses (3)	4,376	644	—	1,000	—
Advisory and investment banking fee	6	56	542	—	—
Asset management and subordinated performance fee	9,504	7,615	604	2,439	3,792
Other related party expenses	84	364	—	145	35
Total	$14,776	$65,499	$43,541	$4,064	$4,327
________________________
(1) During 2016, the Company received reimbursement of excess payment of $0.8 million of offering costs from the Former Advisor. The reimbursement resulted in an increase to our Additional Paid-In Capital.
(2) Includes capitalized acquisition fees and expenses.
(3) During the years ended December 31, 2015 and December 31, 2014, the Company previously disclosed Administrative services expenses within the Acquisition fees and acquisition expenses line of this table. For the period ended December 31, 2016 the amounts are presented separately and the change was applied retrospectively.
The payables as of December 31, 2016 and 2015 in the table above are included in due to affiliates on our consolidated balance sheets.
Off Balance Sheet Arrangements
We currently have no off balance sheet arrangements as of December 31, 2016 and through the date of the filing of this Form 10-K.
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
The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Funds From Operations:
Net income	$29,990	$24,933	$5,415
Funds from operations	$29,990	$24,933	$5,415
Modified Funds From Operations:
Funds from operations	$29,990	$24,933	$5,415
Amortization of premiums, discounts and fees on investments, net	(2,336)	(1,561)	(565)
Acquisition fees and acquisition expenses	806	7,916	4,386
Impairment losses on real estate securities	310	—	—
Unrealized losses on loans held-for-sale	247	—	—
Loan loss provision	1,293	318	570
Modified funds from operations	$30,310	$31,606	$9,806

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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Credit Risk
Our investments are subject to a high degree of credit risk. Credit risk is the exposure to loss from loan defaults. Default rates are subject to a wide variety of factors, including, but not limited to, borrower financial condition, property performance, property management, supply/demand factors, construction trends, consumer behavior, regional economics, interest rates, the strength of the U.S. economy, and other factors beyond our control. All loans are subject to a certain probability of default. We manage credit risk through the underwriting process, acquiring our investments at the appropriate discount to face value, if any, and establishing loss assumptions. We also carefully monitor the performance of the loans, as well as external factors that may affect their value.
Interest Rate Risk
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
As of December 31, 2016 and 2015, our portfolio included 62 and 77 variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 25 or 50 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity (in thousands):

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	December 31, 2016	December 31, 2015
(-) 25 Basis Points	(1.94)%	(2.38)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	3.89%	4.81%
(+) 100 Basis Points	7.78%	9.61%
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
In connection with the preparation of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on its assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
As of September 29, 2016, the Advisor replaced the Former Advisor as the Company’s advisor. In connection therewith, the Company appointed a new Chief Executive Officer and Chief Financial Officer. During the fourth fiscal quarter, the Advisor worked with the Former Advisor to provide an orderly management transition, including with respect to financial reporting services.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our Code of Ethics may be obtained, free of charge, by sending a written request to our executive office – 9 West 57th Street - Suite 4920, New York, NY 10019, attention Chief Financial Officer of Benefit Street Partners Realty Trust, Inc.. In addition, the Code of Ethics is available on the Company’s website at www.bsprealtytrust.com by clicking on “Investor Relations - Corporate Governance - Code of Ethics.” Any amendments and waivers to our Code of Ethics will be disclosed on our website.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2017 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2017 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2017 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2017 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2017 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to Consolidated Financial Statements on page F-1 of this report.
(b)    Exhibits
See the Index to Exhibit below.
Item 16. Form 10-K Summary.
None.
INDEX TO EXHIBITS
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1(1)	Articles of Restatement, dated as of November 14, 2016
3.2(2)	Articles of Amendment, effective January 30, 2017
3.3(3)	Bylaws
4.1(4)	Amended and Restated Agreement of Limited Partnership of Benefit Street Partners Realty Operating Partnership, L.P., dated as of December 31, 2014
4.2*	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Benefit Street Partners Realty Operating Partnership, L.P., dated as of February 9, 2017
10.1*	Amended and Restated Employee and Director Incentive Restricted Share Plan
10.2*	Form of Director Restricted Share Award Agreement
10.3(5)	Uncommitted Master Repurchase Agreement, dated as of June 18, 2014, between the Company JPM Loan, LLC and JPMorgan Chase Bank, National Association
10.4(6)	Amendment No.1 to Master Repurchase Agreement, dated as of June 24, 2015, by and between the Company, JPM Loan, LLC and JP Morgan Chase Bank, National Association
10.5(7)	Amendment No. 2 to Master Repurchase Agreement, dated as of September 28, 2015, between the Company, JPM Loan, LLC and JPMorgan Chase Bank, National Association
10.6(8)	Amendment No. 3 to Master Repurchase Agreement, dated as of December 30, 2015, between the Company, JPM Loan, LLC and JPMorgan Chase Bank, National Association
10.7(9)	Amendment No. 4 to Master Repurchase Agreement, dated as of October 5, 2016, between the Company, JPM Loan, LLC and JPMorgan Chase Bank, National Association
10.8(10)	Guarantee Agreement, dated as of June 18, 2014, between the Company and JPMorgan Chase Bank, National Association
10.9(11)
Indenture, dated October 19, 2015, by and among RFT 2015-FL1 Issuer Ltd., as issuer, RFT 2015-FL1 Co-Issuer LLC, as issuer, Realty Finance Operating Partnership L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator, paying agent, calculation agent, transfer agent, custodian, securities intermediary, backup advancing agent and notes registrar

10.10(1)	Form of Director and Officer Indemnification Agreement
10.11(12)	Advisory Agreement, dated as of September 29, 2016, by and among the Company, Benefit Street Partners Realty Operating Partnership, L.P. and Benefit Street Partners L.L.C.
10.12(13)	Master Repurchase Agreement, dated December 27, 2016, between an affiliate of the Company and Goldman Sachs Bank USA
10.13(13)	Guaranty, dated December 27, 2016, between the Company and Goldman Sachs Bank USA
21*	Subsidiaries of the Registrant
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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Benefit Street Partners Realty Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________________________________
*Filed herewith.

(1)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 14, 2016.

(2)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on February 3, 2017.

(3)	Filed as an exhibit to Pre-Effective Amendment No. 1 to our Registration Statement on Form S-11/A filed with the SEC on January 23, 2013.

(4)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on January 6, 2015.

(5)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 7 to our Registration Statement on Form S-11 filed with the SEC on July 11, 2014.

(6)	Filed as an exhibit to Pre-Effective Amendment No.1 to Post-Effective Amendment No.12 to our Registration Statement on Form S-11 filed with the SEC on July 8, 2015.

(7)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 13 filed with the SEC on October 8, 2015.

(8)	Filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 11, 2016.

(9)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on October 12, 2016.

(10)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 8 to our Registration Statement on Form S-11 filed with the SEC on October 8, 2014.

(11)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on October 23, 2015.

(12)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on September 29, 2016.

(13)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on January 3, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of March, 2017.

Benefit Street Partners Realty Trust, Inc.
By	/s/ Richard J. Byrne
Richard J. Byrne
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Richard J. Byrne	Chief Executive Officer and President	March 29, 2017
Richard J. Byrne	(Principal Executive Officer)

/s/ Jerome S. Baglien	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2017
Jerome S. Baglien

/s/ Elizabeth K. Tuppeny	Lead Independent Director	March 29, 2017
Elizabeth K. Tuppeny

/s/ Buford Ortale	Director	March 29, 2017
Buford Ortale

/s/ Jamie Handwerker	Director	March 29, 2017
Jamie Handwerker

/s/ Peter McDonough	Director	March 29, 2017
Peter McDonough

BENEFIT STREET PARTNERS REALTY TRUST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Benefit Street Partners Realty Trust, Inc.:
We have audited the accompanying consolidated balance sheets of Benefit Street Partners Realty Trust, Inc. (formerly Realty Finance Trust, Inc.) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule titled Schedule IV - Mortgage Loans on Real Estate as of December 31, 2016. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Benefit Street Partners Realty Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
March 29, 2017

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$118,048	$14,807
Restricted cash	5,021	5,366
Commercial mortgage loans, held for investment, net of allowance of $2,181 and $888 (1)	1,046,556	1,124,201
Commercial mortgage loans, held-for-sale, measured at fair value	21,179	—
Real estate securities, available for sale, at fair value	49,049	130,754
Receivable for loan repayment	401	1,307
Accrued interest receivable (2)	5,955	5,360
Prepaid expenses and other assets	1,916	689
Total assets	$1,248,125	$1,282,484
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$278,450	$287,229
Repurchase agreements - commercial mortgage loans	257,664	206,239
Repurchase agreements - real estate securities	66,639	117,211
Interest payable (3)	897	792
Distributions payable	5,591	5,552
Accounts payable and accrued expenses	1,170	6,805
Due to affiliates	4,064	4,327
Total liabilities	$614,475	$628,155
Commitment and Contingencies (See Note 8)
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of December 31, 2016 and 2015	$—	$—
Convertible stock ("promote shares"); $0.01 par value, 1,000 shares authorized, issued and outstanding as of December 31, 2015 and 0 shares issued and outstanding as of December 31, 2016	—	1
Common stock, $0.01 par value, 949,999,000 shares authorized, 31,884,631 and 31,385,280 shares issued and outstanding as of December 31, 2016 and 2015, respectively	319	314
Additional paid-in capital	704,500	691,590
Accumulated other comprehensive loss	(500)	(2,254)
Accumulated deficit	(70,669)	(35,322)
Total stockholders' equity	$633,650	$654,329
Total liabilities and stockholders' equity	$1,248,125	$1,282,484
_______________________
(1) Includes $417.1 million and $425.7 million of loans net of allowance of $1.0 million and $0.4 million pledged as collateral on collateralized loan obligations ("CLO"), a variable interest entity ("VIE") as of December 31, 2016 and 2015, respectively.
(2) Includes $1.1 million and $1.0 million of interest receivable for loans pledged as collateral on CLO, a VIE as of December 31, 2016 and 2015, respectively.
(3) Includes $0.6 million and $0.5 million of interest payable for loans pledged as collateral on CLO, a VIE as of December 31, 2016 and 2015, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended December 31,
	2016	2015	2014
Interest Income:
Interest income	$79,404	$59,393	$15,466
Less: Interest expense	23,169	12,268	2,196
Net interest income	56,235	47,125	13,270
Operating Expenses:
Asset management and subordinated performance fee	9,504	7,615	604
Acquisition fees and acquisition expenses	806	7,916	4,386
Administrative services expenses (1)	4,376	644	—
Professional fees	5,467	4,353	1,050
Other expenses	2,336	1,346	1,148
Total Operating Expenses	22,489	21,874	7,188
Loan loss provision	1,293	318	570
Realized loss on sale of real estate securities	1,906	—	—
Impairment losses on real estate securities	310	—	—
Unrealized losses on loans held-for-sale	247	—	—
Realized gain on sale of commercial mortgage loan	—	—	112
Income before income taxes	29,990	24,933	5,624
Income tax provision	—	—	209
Net income	$29,990	$24,933	$5,415

Basic net income per share	$0.95	$1.03	$0.75
Diluted net income per share	$0.95	$1.03	$0.75
Basic weighted average shares outstanding	31,659,274	24,253,905	7,227,169
Diluted weighted average shares outstanding	31,666,504	24,259,169	7,232,559
________________________
(1) During the year ended December 31, 2015, the Company reported Administrative services expenses within the Professional fees line. For the year ended December 31, 2016 the amounts are presented separately and the change was applied retrospectively. We did not incur any administrative services expenses in 2014.

The accompanying notes are an integral part of these consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net income	$29,990	$24,933	$5,415
Unrealized gain/(loss) on available-for-sale securities	1,754	(1,947)	(297)
Comprehensive income attributable to Benefit Street Partners Realty Trust, Inc.	$31,744	$22,986	$5,118

The accompanying notes are an integral part of these consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Convertible Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2013	—	$—	1,330,669	$13	$26,620	$(10)	$(605)	$26,018
Issuance of common stock	—	—	13,947,701	140	346,872	—	—	347,012
Issuance of convertible stock	1,000	1	—	—	—	—	—	1
Common stock repurchases	—	—	(19,355)	—	(464)	—	—	(464)
Common stock offering costs, commissions and dealer manager fees	—	—	—	—	(37,206)	—	—	(37,206)
Common stock issued through distribution reinvestment plan	—	—	211,577	2	5,025	—	—	5,027
Share-based compensation	—	—	1,600	—	27	—	—	27
Net income	—	—	—	—	—	—	5,415	5,415
Distributions declared	—	—	—	—	—	—	(15,026)	(15,026)
Other comprehensive loss	—	—	—	—	—	(297)	—	(297)
Balance, December 31, 2014	1,000	1	15,472,192	155	340,874	(307)	(10,216)	330,507
Issuance of common stock	—	—	15,428,195	155	385,000	—	—	385,155
Common stock repurchases	—	—	(360,719)	(4)	(8,550)	—	—	(8,554)
Common stock offering costs, commissions and dealer manager fees	—	—	—	—	(45,917)	—	—	(45,917)
Common stock issued through distribution reinvestment plan	—	—	842,946	8	20,153	—	—	20,161
Share-based compensation	—	—	2,666	—	30	—	—	30
Net income	—	—	—	—	—	—	24,933	24,933
Distributions declared	—	—	—	—	—	—	(50,039)	(50,039)
Other comprehensive loss	—	—	—	—	—	(1,947)	—	(1,947)
Balance, December 31, 2015	1,000	1	31,385,280	314	691,590	(2,254)	(35,322)	654,329
Common stock repurchases	—	—	(537,209)	(5)	(12,965)	—	—	(12,970)
Common stock offering costs(1)	—	—	—	—	793	—	—	793
Common stock issued through distribution reinvestment plan	—	—	1,031,812	10	25,037	—	—	25,047
Share-based compensation	—	—	4,748	—	44	—	—	44
Net income	—	—	—	—	—	—	29,990	29,990
Distributions declared	—	—	—	—	—	—	(65,337)	(65,337)
Conversion of convertible stocks	(1,000)	(1)	—	—	1	—	—	—
Other comprehensive income	—	—	—	—	—	1,754	—	1,754
Balance, December 31, 2016	—	$—	31,884,631	$319	$704,500	$(500)	$(70,669)	$633,650
_______________________
(1) During 2016, the Company received reimbursement of excess payment of $0.8 million from the Former Advisor for previously paid Offering cost. Please refer to Note 9 to the consolidated financial statements for additional details of this reimbursement.

The accompanying notes are an integral part of these consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$29,990	$24,933	$5,415
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(2,336)	(1,561)	(399)
Accretion of deferred commitment fees	(1,535)	(1,068)	(166)
Amortization of deferred financing costs	4,048	2,819	479
Realized gain on sale of commercial mortgage loan	—	—	(112)
Share-based compensation	44	30	27
Realized loss on sale of real estate securities	1,906	—	—
Impairment losses on real estate securities	310	—	—
Unrealized losses on loans held-for-sale	247	—	—
Loan loss provision	1,293	318	570
Changes in assets and liabilities:
Accrued interest receivable	940	(1,426)	(2,574)
Prepaid expenses and other assets	(85)	723	(18)
Accounts payable and accrued expenses	360	(1,707)	(276)
Due to affiliates	(263)	1,812	(478)
Interest payable	105	560	217
Net cash provided by operating activities:	$35,024	$25,433	$2,685
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans	$(53,640)	$(793,731)	$(429,941)
Purchase of real estate securities	—	(85,463)	(45,597)
Proceeds from sale of real estate securities	79,082	—	—
Proceeds from sale of commercial mortgage loan	44,355	—	3,692
Principal repayments received on commercial mortgage loans	67,396	126,336	136
Principal repayments received on real estate securities	2,218	3,010	73
Net cash provided by (used in) investing activities	$139,411	$(749,848)	$(471,637)
Cash flows from financing activities:
Proceeds from issuances of common stock	$—	$385,203	$345,944
Common stock repurchases	(18,965)	(2,555)	(464)
Proceeds from issuances of convertible stock	—	—	1
Reimbursements/(payments) of offering costs and fees related to common stock issuances(1)	793	(45,357)	(35,598)
Proceeds from issuance of collateralized loan obligations	—	292,484	—
Repayments of collateralized loan obligation	(9,150)	—	—
Borrowings on repurchase agreements - commercial mortgage loans	233,855	423,538	150,169
Repayments of repurchase agreements - commercial mortgage loans	(182,430)	(367,468)	—
Borrowings on repurchase agreements - real estate securities	1,208,244	690,406	31,598
Repayments of repurchase agreements - real estate securities	(1,258,816)	(599,464)	(5,329)
Borrowings on revolving line of credit with affiliate	—	—	5,550
Repayments of revolving line of credit with affiliate	—	—	(12,855)
Decrease/(Increase) in restricted cash related to financing activities	345	(5,298)	(68)
Payments of deferred financing costs	(4,819)	(5,704)	(2,196)
Distributions paid	(40,251)	(26,949)	(7,592)
Net cash (used in) provided by financing activities:	$(71,194)	$738,836	$469,160

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net change in cash and cash equivalents	$103,241	$14,421	$208
Cash and cash equivalents, beginning of period	14,807	386	178
Cash and cash equivalents, end of period	$118,048	$14,807	$386
Supplemental disclosures of cash flow information:
Income taxes paid	$—	$159	$50
Interest paid	19,016	8,889	1,500
Supplemental disclosures of non-cash flow information:
Common stock issued through distribution reinvestment plan	25,047	20,161	5,027
Distribution Payable	5,591	5,552	2,623
Receivable for common stock issued	—	—	1,068
Loans transferred to commercial real estate loans, held-for-sale, transferred at fair value	21,179	—	—
_______________________
(1) During 2016, the Company received reimbursement of excess payment of $0.8 million from the Former Advisor for Offering costs. Please refer to Note 9 to the consolidated financial statements for additional details of this reimbursement.

The accompanying notes are an integral part of these consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Note 1 - Organization and Business Operations
Benefit Street Partners Realty Trust, Inc. (the "Company"), formerly known as Realty Finance Trust, Inc., is a real estate finance company that primarily originates, acquires and manages a diversified portfolio of commercial real estate debt secured by properties located both within and outside of the United States. The Company was incorporated in Maryland on November 15, 2012. The Company made a tax election to be treated as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2013 and expects to continue to operate so as to qualify as a REIT and conducts its operations to qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes. On May 14, 2013, the Company commenced business operations after raising in excess of $2.0 million of equity, the amount required for the Company to release equity proceeds from escrow. Substantially all of the Company's business is conducted through Benefit Street Partners Realty Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and directly or indirectly holds all of the units of limited partner interests in the OP.
Benefit Street Partners L.L.C. serves as the Company's advisor (the "Advisor") pursuant to an advisory agreement executed on September 29, 2016 (the “Advisory Agreement”). The Advisor, an investment adviser registered with the U.S. Securities and Exchange Commission (“SEC”), is a credit-focused alternative asset management firm. Established in 2008, the Advisor's credit platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies including high yield, levered loans, private / opportunistic debt, liquid credit, structured credit and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass the platform. The Advisor is in partnership with Providence Equity Partners L.L.C., a global private equity firm. Prior to September 29, 2016, Realty Finance Advisor, LLC ("Former Advisor") was the Company's advisor. The Former Advisor is controlled by AR Global Investments, LLC ("AR Global").
Commercial real estate debt investments may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also invests in commercial real estate securities. Real estate securities may include commercial mortgage-backed securities ("CMBS"), senior unsecured debt of publicly traded REITs, debt or equity securities of other publicly traded real estate companies and collateralized debt obligations ("CDOs").
The Company has no direct employees. The Company has retained the Advisor to manage the Company's affairs on a day-to-day basis. The Advisor receives compensation and fees for services related to the investment and management of the Company's assets and the operations of the Company.
Realty Capital Securities, LLC, (the “Former Dealer Manager”) served as the dealer manager of the Offering. The Former Advisor and Former Dealer Manager are under common control with AR Global, the parent of American Realty Capital VIII, LLC (the "Former Sponsor"). As a result they are related parties and each of them received compensation and fees for services related to the Offering (as described below), the investment and management of the Company's assets and the operations of the Company.
The Former Dealer Manager served as the dealer manager of the Company's primary offering and, together with certain of its affiliates, continued to provide us with various services through December 31, 2015. RCS Capital Corporation, the parent company of the Former Dealer Manager and certain of its affiliates that provided the Company with services, filed for Chapter 11 bankruptcy protection in January 2016, prior to which it was also under common control with AR Global, the parent of the Former Sponsor.
Note 2 - Summary of Significant Accounting Policies
Basis of Accounting
The accompanying consolidated financial statements and related footnotes have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-K and Regulation S-X, as appropriate. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. In the opinion of management, the annual data includes all adjustments, of a normal and recurring nature, necessary for a fair statement of the results for the periods presented. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the entire year or any subsequent reporting period. The consolidated financial statements of the Company are prepared on an accrual basis of accounting.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
Acquisition Fees and Acquisition Expenses
The Company incurs acquisition fees and acquisition expenses payable to the Advisor. The Company pays the Advisor an acquisition fee based on the principal amount funded by the Company to originate or acquire commercial mortgage loan investments or on the anticipated net equity funded by the Company to acquire real estate securities. Acquisition fees and acquisition expenses paid to the Company's Advisor in connection with the origination and acquisition of commercial mortgage loan investments and acquisition of real estate securities are evaluated based on the nature of the expense to determine if they should be expensed in the period incurred or capitalized and amortized over the life of the investment. The Company capitalizes certain direct costs relating to the loan origination activities and the cost is amortized over the life of the loan.
Commercial Mortgage Loans
Commercial mortgage loans that are held for investment purposes and are anticipated to be held until maturity, are carried at cost, net of unamortized acquisition expenses, discounts or premiums and unfunded commitments. Commercial mortgage loans, held for investment purposes, that are deemed to be impaired will be carried at amortized cost less a specific allowance for loan losses. Interest income is recorded on the accrual basis and related discounts, premiums and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the Company’s consolidated statements of operations. Guaranteed loan exit fees payable by the borrower upon maturity are accreted over the life of the investment using the effective interest method. The accretion of guaranteed loan exit fees is recognized in interest income in the Company's consolidated statements of operation.
Commercial loans that are intended to be sold in the foreseeable future are reported as held-for-sale and are transferred at fair value then recorded at the lower of cost or fair value with changes recorded through the statement of operations. Unamortized loan origination costs for commercial loans held-for-sale are capitalized as part of the carrying value of the loans and recognized upon the sale of such loans. Amortization of origination costs ceases upon transfer of commercial loans to held-for-sale.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
Impairment Analysis of Real Estate Securities
Commercial real estate securities for which the fair value option has not been elected are periodically evaluated for other-than-temporary impairment. If the fair value of a security is less than its amortized cost, the security is considered impaired. Impairment of a security is considered other-than-temporary when (i) the Company has the intent to sell the impaired security; (ii) it is more likely than not the Company will be required to sell the security; or (iii) the Company does not expect to recover the entire amortized cost of the security. If the Company determines that an other-than-temporary impairment exists and a sale is likely, the impairment charge is recognized as an impairment of assets on the Company's consolidated statement of operations. If a sale is not expected, the portion of the impairment charge related to credit factors is recorded as an impairment of assets on the Company's consolidated statement of operations with the remainder recorded as an unrealized gain or loss on investments reported as a component of accumulated other comprehensive income or loss. The Company did not have any other-than-temporary impairment for the years ended December 31, 2016 and 2015.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
Prepaid Expenses
Prepaid expenses consists of deferred financing cost related to our various Master Repurchase Agreements as well as certain subscription cost. Deferred financing costs are amortized over the terms of the respective financing agreement using the effective interest method and included in the interest expense on the accompanying consolidated statements of operations. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity.
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
Calculations of our estimated per-share NAV will occur periodically, at the discretion of the Board, provided that such calculations will be made at least annually. Following its calculation, our estimated per-share NAV will be disclosed in a

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

periodic report. The most recent calculation of our estimated per-share NAV approved by the Board occurred on November 10, 2016 based on our net asset value as of September 30, 2016 and was equal to $20.05.
When a stockholder requests a redemption and the redemption is approved by the board of directors, we will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP will have the status of authorized but unissued shares.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the consolidated balance sheet in the period distributions are declared. There have been 2,094,291 shares issued under the DRIP as of December 31, 2016.
Offering and Related Costs
Prior to the termination of the Offering, offering and related costs included all expenses incurred in connection with the Offering. Offering costs (other than selling commissions and the dealer manager fee) of the Company were paid by the Former Advisor, the Former Dealer Manager or their affiliates on behalf of the Company. Offering costs were reclassified from deferred costs to stockholders' equity on the day the Company commenced its operations. Offering costs included all expenses incurred by the Company in connection with its Offering as of the balance sheet date presented. These costs includes but were not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Former Dealer Manager for amounts it paid to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Former Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company was obligated to reimburse the Former Advisor or its affiliates, as applicable, for organizational and offering costs paid by them on behalf of the Company to the extent organizational and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in the Offering did not exceed 2% of gross offering proceeds. The Former Advisor was required to reimburse the Company to the extent that organization and offering and related costs paid by the Company exceeded 2% of gross offering proceeds. As a result, these costs were only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other organization and offering costs did not exceed 12% of the gross Offering proceeds determined at the end of the Offering. See Note 9 - Related Party Transactions and Arrangements.
Share-Based Compensation
The Company has a share-based incentive plan for certain of the Company's directors, officers and employees of the Advisor and its affiliates. Share-based awards are measured at the grant date fair value and is recognized as compensation expense on a on a straight line basis over the related vesting period of the award. See Note 10 - Share-Based Compensation.
Income Taxes
The Company conducts its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its tax return for the taxable year ended December 31, 2013. As a REIT, the Company generally will not be subject to federal corporate income tax as long as it distributes at least 90% of its REIT taxable income to its stockholders and a number of other organizational and operational requirements. However, even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income in addition to U.S. federal income and excise taxes on our undistributed income. Income tax of $0.2 million for the year ended December 31, 2014 represents the New York City Unincorporated Business Tax. There was no income tax provision for the years ended December 31, 2016 and 2015.
The Company uses a more-likely-than-not threshold for recognition and derecognition of tax positions taken or to be taken in a tax return. The Company has assessed its tax positions for all open tax years beginning with December 31, 2013 and concluded that there were no uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes.
The estimated tax character of the $2.06 distributions per common share declared during 2016 was $0.98 ordinary income and $1.08 return of capital. The estimated tax characteristic of $2.06 distributions per common share declared during 2015 was $1.31 ordinary income and $0.75 return of capital.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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

See Note 13 - Segment Reporting for further information regarding the Company's segments.
Reclassification and Presentation
During the year ended December 31, 2014, the Company previously disclosed common stock repurchase of $0.5 million on the consolidated statement of cash flows within Proceeds from issuances of common stock. For the period ended December 31, 2016 and December 31, 2015, the amount is presented separately within Common stock repurchases line within the statement of cash flows.
The Company previously disclosed board and insurance expenses of $0.3 million and $0.2 million respectively for year ended December 31, 2014 within the consolidated statements of operations. The Company combined the board and insurance expenses of $0.2 million and $0.2 million, respectively for the year ending December 31, 2015 within Other Expenses in the consolidated statement of operations. The change is applied retrospectively for all periods presented within the consolidated financial statements.
During the years ended December 31, 2015 and 2014, the Company previously disclosed Administrative services expenses of $0.6 million and $0 million, respectively, on the consolidated statement of operations within the Professional Fees line. For the year ended December 31, 2016 the amounts are presented separately. The change is applied retrospectively for all periods presented within the consolidated financial statements.
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
Recently Issued Accounting Pronouncements
In August 2014, the FASB issued an update that requires management to assess and entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. The amendments provide a definition of the term ‘substantial doubt’ and include principles for considering the mitigating effect of management’s plans. The amendments also require an evaluation every reporting period, including interim periods for a period of one year after the date that the financial statements are issued (or available to be issued), and certain disclosures when substantial doubt is alleviated or not alleviated. The revised guidance is effective for reporting periods ending after December 15, 2016. In 2016, the Company adopted this revised guidance which did not have any effect on the Company’s consolidated financial statements.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
In October 2016, the FASB issued guidance where a reporting entity will need to evaluate if it should consolidate a VIE. The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. We do not expect this guidance to have a material impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued guidance on the classification of restricted cash in the statement of cash flows. The amendment requires restricted cash to be included in the beginning-of-period and end-of-period total cash amounts. Therefore, transfers between cash and restricted cash will no longer be shown on the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. We do not expect this guidance to have a material impact on the Company’s consolidated financial statements.

Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans, held-for-investment, carrying values by class (in thousands):

	December 31, 2016	December 31, 2015
Senior loans	$901,907	$894,075
Mezzanine loans	136,830	221,014
Subordinated loans	10,000	10,000
Total gross carrying value of loans	1,048,737	1,125,089
Less: Allowance for loan losses	2,181	888
Total commercial mortgage loans, held-for-investment, net	$1,046,556	$1,124,201

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The following table presents the activity in the Company's allowance for loan losses (in thousands):

	Year Ended December 31,
	2016	2015
Beginning of period	$888	$570
Provision for loan losses	1,293	318
Charge-offs	—	—
Recoveries	—	—
Ending allowance for loan losses	$2,181	$888
As of December 31, 2016 and 2015, the Company's total commercial mortgage loan portfolio, including loans held-for-sale, comprised of 71 and 77 loans, respectively.

	December 31, 2016		December 31, 2015
Loan Type	Par Value	Percentage	Par Value	Percentage
Office	$340,944	31.6%	$307,876	27.2%
Multifamily	329,203	30.6%	305,129	26.9%
Hospitality	143,582	13.3%	171,752	15.1%
Retail	154,684	14.4%	158,784	14.0%
Mixed Use	56,136	5.2%	138,798	12.2%
Industrial	52,688	4.9%	52,107	4.6%
	$1,077,237	100.0%	$1,134,446	100.0%
Credit Characteristics
As part of the Company's process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its loans. The loans are scored on a scale of 1 to 5 as follows:

InvestmentRating	Summary Description
1	Investment exceeding fundamental performance expectations and/or capital gain expected. Trends and risk factors since time of investment are favorable.
2	Performing consistent with expectations and a full return of principal and interest expected. Trends and risk factors are neutral to favorable.
3	Performing investments requiring closer monitoring. Trends and risk factors show some deterioration.
4	Underperforming investment with the potential of some interest loss but still expecting a positive return on investment. Trends and risk factors are negative.
5	Underperforming investment with expected loss of interest and some principal.
All commercial mortgage loans are assigned an initial risk rating of 2.0. As of December 31, 2016 and 2015, the weighted average risk rating of loans was 2.1 and 2.0, respectively. As of December 31, 2016 and 2015, the Company did not have any loans that were past due on their payments, in non-accrual status or impaired.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

For the year ended December 31, 2016 and 2015, the activity in the Company's loan portfolio was as follows (in thousands):

	Year Ended December 31,
	2016	2015
Balance at Beginning of Year	$1,124,201	$456,884
Acquisitions and originations	53,640	793,731
Dispositions	(44,355)	—
Principal repayments	(66,490)	(127,643)
Discount accretion and premium amortization*	2,279	1,547
Loans transferred to commercial real estate loans, held-for-sale, at fair value	(21,179)	—
Unrealized losses on loans held-for-sale	(247)	—
Provision for loan losses	(1,293)	(318)
Balance at End of Year	$1,046,556	$1,124,201
________________________
* Includes amortization of capitalized acquisition fees and expenses.
Note 4 - Real Estate Securities
The following is a summary of the Company's real estate securities, CMBS (in thousands):

		Weighted Average
	Number of Investments	Interest Rate	Maturity	Par Value	Fair Value
December 31, 2016	6	5.75%	February 2020	$50,000	$49,049
December 31, 2015	16	4.71%	February 2019	133,183	130,754
The Company classified its CMBS investments as available-for-sale as of December 31, 2016 and 2015. These investments are reported at fair value in the consolidated balance sheet with changes in fair value recorded in accumulated other comprehensive income or loss. The following table shows the changes in fair value of the Company's CMBS investments (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2016	$49,548	$—	$(499)	$49,049
December 31, 2015	133,008	—	(2,254)	130,754

As of December 31, 2016, the Company held 6 CMBS positions with an amortized cost of $49.5 million, with an unrealized loss of $0.5 million, of which 2 positions had a total unrealized loss of $0.2 million for a period greater than 12 months. For the year ended December 31, 2016, the Company recognized losses of approximately $1.9 million on the sale of ten securities, recorded within the realized loss on sale of real estate securities in the consolidated statement of operations. The Company did not have any realized losses during the years ended December 31, 2015 and December 31, 2014.
Subsequent to December 31, 2016, the Company sold four securities. One CMBS security was other than temporarily impaired at December 31, 2016 and losses of $0.3 million were recognized, within the impairment losses on real estate securities in the consolidated statement of operations for the year ended December 31, 2016. The other 3 CMBS securities were sold at or close to par. The Company did not have any impairment losses during the years ended December 31, 2015 and December 31, 2014.
For the remaining two securities not sold subsequent to December 31, 2016, the Company does not believe any of the positions are other than temporarily impaired based on current market spreads. The Company does not intend to dispose of these CMBS positions, nor does the Company believe it is more likely than not that the Company will be required to dispose of these positions before recovery of their amortized cost basis which may be at their maturity.
Note 5 - Debt
Repurchase Agreements - Commercial Mortgage Loans

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The Company entered into repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility") and Barclays Bank PLC (the "Barclays Repo Facility"). The JPM Repo Facility provides up to $150.0 million in advances, subject to various adjustments. The Barclays Repo Facility provided up to $150.0 million in advances. The initial maturity date of the JPM Repo Facility was June 18, 2016, with a one year extension at the Company’s option. The Company exercised the extension option with the JPM Repo Facility lender, extending the maturity date to June 17, 2017. The Company entered into an amendment of the Barclays Repo Facility, dated as of September 2, 2016, upon the payment of an amendment fee, pursuant to which the maturity date of the Barclays Repo Facility was extended to October 6, 2016. On October 5, 2016, the JPM Repo Facility was amended to, among other things, increase the maximum advance capacity to $300 million. The proceeds from the increase in the size of the JPM Repo Facility were used to pay off the outstanding balance on the Barclays Repo Facility and the Barclays Repo Facility was terminated.
On December 27, 2016 the Company entered into a repurchase facility with Goldman Sachs Bank USA (the "GS Repo Facility"). The GS Repo Facility provides up to $250.0 million in advances, subject to adjustment, which the Company expects to use to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans and participation interests therein. The initial maturity date of the GS Repo Facility is December 27, 2018, with a one-year extension at the Company’s option, which may be exercised upon the satisfaction of certain conditions.
The Company expects to use advances from the JPM Repo Facility and the GS Repo Facility to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participation interests therein.
As of December 31, 2016 and 2015, the Company had $257.7 million and $84.3 million outstanding under the JPM Repo Facility. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin between 2.25% to 4.50%, depending on the attributes of the purchased assets. As of December 31, 2016 and 2015, the weighted average interest rate on advances was 3.08% and 3.11% respectively. The Company incurred $6.0 million and $5.5 million in interest expense on the JPM Repo Facility for the year ended December 31, 2016 and 2015, respectively, including amortization of deferred financing costs.
As of December 31, 2016, the Company had no advances under the GS Repo Facility. Advances under the GS Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin between 2.35% to 2.85%, depending on the attributes of the purchased assets.
As of December 31, 2015, the Company had $121.9 million outstanding under the Barclays Repo Facility, and as noted above, was terminated on October 5, 2016. As of December 31, 2016 and December 31, 2015, the weighted average interest rate on advances was 2.87% and 2.16% respectively. The Company incurred $6.1 million and $4.0 million of interest expense on the Barclays Repo Facility for the year ended December 31, 2016 and 2015, respectively, including amortization of deferred financing costs.
The JPM Repo Facility and the GS Repo Facility generally provide that in the event of a decrease in the value of our collateral, the lenders can demand additional collateral. Should the value of the Company’s collateral decrease, whether as a result of deteriorating credit quality, an increase in credit market spreads or otherwise, resulting margin calls may cause an adverse change in the Company’s liquidity position. As of December 31, 2016, the Company is in compliance with all debt covenants.
Repurchase Agreements - Real Estate Securities
The Company has entered into various Master Repurchase Agreements (the "MRAs") that allow the Company to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30-90 days and terms are adjusted for current market rates as necessary. Below is a summary of the Company's MRAs as of December 31, 2016 and 2015 (in thousands).

As of December 31, 2016				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (*)	Interest Rate	Days to Maturity
JP Morgan Securities LLC	$59,122	$96	$92,658	2.55%	6
Citigroup Global Markets, Inc.	3,879	1	4,850	2.11%	26
Wells Fargo Securities, LLC	3,638	4	4,850	2.05%	13
Total/Weighted Average	$66,639	$101	$102,358	2.50%	8

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

As of December 31, 2015				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (*)	Interest Rate	Days to Maturity
JP Morgan Securities LLC	$86,898	$108	$130,618	2.03%	8
Citigroup Global Markets, Inc.	26,619	71	35,528	2.00%	45
Wells Fargo Securities, LLC	3,694	3	4,925	1.67%	13
Total/Weighted Average	$117,211	$182	$171,071	2.01%	17
________________________
* Includes $53.3 million and $56.0 million Tranche C of Company issued CLO held by the Company, which eliminates within the Real estate securities, at fair value line of the consolidated balance sheets as of December 31, 2016 and December 31, 2015, respectively.

Collateralized Loan Obligation
On October 19, 2015, RFT 2015-FL1 Issuer, Ltd. (the “Issuer”) and RFT 2015-FL1 Co-Issuer, LLC (the “Co-Issuer”), both wholly owned indirect subsidiaries of the Company, entered into an indenture with the Benefit Street Partners Realty Operating Partnership, L.P. (“RFT OP”), as advancing agent, U.S. Bank National Association as note administrator and U.S. Bank National Association as trustee, which governs the issuance of approximately $350.2 million principal balance secured floating rate notes (the “Notes”). In addition, concurrently with the issuance of the Notes, the Issuer also issued 78,188,494 Preferred Shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “Preferred Shares”), which were not offered as part of closing the indenture. For U.S. federal income tax purposes, the Issuer and Co-Issuer are disregarded entities.
As of December 31, 2016 and 2015, the Notes are collateralized by interests in a pool of 27 and 28 mortgage assets having a total principal balance of $419.3 million and $428.4 million, respectively, (the “Mortgage Assets”) originated by a subsidiary of the Company. The sale of the Mortgage Assets to the Issuer is governed by a Mortgage Asset Purchase Agreement dated as of October 19, 2015, between the Company and the Issuer. In connection with the securitization, the Issuer and Co-Issuer offered and sold the following classes of Notes to third parties: Class A, Class B, Class C Notes. A wholly owned subsidiary of the Company retained approximately $56.0 million of the total $76.0 million of Class C and all of the preferred equity in the Issuer. The retained Class C and its related interest income and the preferred equity as well as the related interest are eliminated in the Company's consolidated financial statements. The Company, as the holder of preferred equity in the Issuer, will absorb the first losses of the collateralized loan obligation, as such may have negative impact to our result of operations. The issuance of the CLO also results in an increase in interest expense within the consolidated statement of operations due to increased interest expense. The following table represents the terms of the CLO issued.

Facility ($000s)
As of December 31, 2016	Par Value Issued	Par Value Outstanding (*)	Interest Rate	Maturity Date
Tranche A	$231,345	$222,195	1M LIBOR + 175	8/1/2030
Tranche B	42,841	42,841	1M LIBOR + 388	8/1/2030
Tranche C	76,044	20,000	1M LIBOR + 525	8/1/2030
	$350,230	$285,036

As of December 31, 2015
Tranche A	$231,345	$231,345	1M LIBOR + 175	8/1/2030
Tranche B	42,841	42,841	1M LIBOR + 388	8/1/2030
Tranche C	76,044	20,000	1M LIBOR + 525	8/1/2030
	$350,230	$294,186
________________________
* Excludes $56.0 million and $56.0 million of Tranche C of Company issued CLO held by the Company, which eliminates within the collateralized loan obligation line of the consolidated balance sheets as of December 31, 2016 and December 31, 2015, respectively.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The below table reflects the total assets and liabilities of the Company's only CLO. The CLO is considered a VIE and is consolidated into our consolidated financial statements as of December 31, 2016 and December 31, 2015 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLO because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.

Assets ($000s)	December 31, 2016	December 31, 2015
Cash	$5	$5
Commercial mortgage loans, held for investment, net of allowance of $1,017 and $422 (1)	417,057	425,733
Accrued interest receivable	1,101	1,048
Total Assets	$418,163	$426,786

Liabilities
Notes payable (2)(3)	$334,246	$342,998
Interest payable	564	513
Total Liabilities	$334,810	$343,511
________________________
(1) The balance is presented net of allowance for loan loss of $1.0 million and $0.4 million as of December 31, 2016 and December 31, 2015, respectively. The commercial mortgage loans balance as of December 31, 2015 of $426.2 million as disclosed in Note 5 to the consolidated financial statements included in the 2015 Form 10-K was not net of allowance for loan loss of $0.4 million.
(2) Includes $55.8 million and $55.8 million of Tranche C of Company issued CLO held by the Company, which eliminates within the Collateral loan obligations line of the consolidated balance sheets as of December 31, 2016 and December 31, 2015, respectively.
(3) The balance is presented net of deferred financing cost and discount of $6.8 million and $7.2 million as of December 31, 2016 and December 31, 2015, respectively. The notes payable balance as of December 31, 2015 of $348.3 million as disclosed in Note 5 to the consolidated financial statements included in the 2015 Form 10-K was not net of deferred financing cost of $5.3 million.
Note 6 - Net Income Per Share
The following table is a summary of the basic and diluted net income per share computation for the years ended December 31, 2016, 2015 and 2014, respectively:

	Years Ended December 31,
	2016	2015	2014
Net income (in thousands)	$29,990	$24,933	$5,415
Basic weighted average shares outstanding	31,659,274	24,253,905	7,227,169
Unvested restricted shares	7,230	5,264	5,390
Diluted weighted average shares outstanding	31,666,504	24,259,169	7,232,559
Basic net income per share	$0.95	$1.03	$0.75
Diluted net income per share	$0.95	$1.03	$0.75
Note 7 - Common Stock
As of December 31, 2016 and 2015, the Company had 31,884,631 and 31,385,280 shares of common stock outstanding, respectively, including shares issued pursuant to the DRIP, share repurchases and unvested restricted shares.
On December 30, 2014, the Company filed with the Maryland State Department of Assessments and Taxation articles supplementary to its charter that reclassified 1,000 authorized but unissued shares of the Company’s common stock as shares of convertible stock and set the terms of such convertible shares. The Company then issued 1,000 convertible shares to the Advisor for $1.00 per share. The convertible shares automatically converted to shares of common stock upon the first occurrence of series of triggering events with payouts dependent on the achievement of certain stockholder total return thresholds. Subsequent to September 30, 2016, the Company determined that as a result of the termination of the advisory agreement between the Former Advisor and the Company a triggering event had occurred. Based on the Company’s

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

determination of the enterprise value of the Company on the date of the triggering event, the total distributions paid to the Company’s stockholders through the date of the triggering event, and the sum of the Company's stockholders’ invested capital as of the date of the triggering event, that the convertible shares converted into a number of common shares equal to zero. As a result, the convertible shares that were issued to the Former Advisor have been extinguished and no common shares were issued in connection with the conversion and the par value of the shares was transferred to Additional Paid-In Capital upon extinguishment.
Distributions
In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, without regard to the deduction for distributions paid and excluding net capital gains. The Company must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate U.S. federal income taxes.
On May 13, 2013, the Company's board of directors authorized, and the Company declared a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00565068493 per day, which is equivalent to $2.0625 per annum, per share of common stock. In March 2016, the Company's board of directors ratified the existing distribution amount a change to the daily distribution amount equivalent to $2.0625 per annum and for calendar year 2016, affirmed a change to the daily distribution amount to $0.0056352459 per day per share of common stock, effective January 1, 2016, to accurately reflect that 2016 is a leap year. On November 10, 2016 the Company’s board of directors changed the DRIP offer price to $20.05, which is equal to the estimated per-share NAV as of September 30, 2016 approved by the board of directors. The price change will apply to the reinvestment of distributions commencing with October 2016 distributions. The Company's distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The Board may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distributions payments are not assured. The Company distributed $65.3 million during the year ended December 31, 2016, comprised of $40.3 million in cash and $25.0 million in shares of common stock issued under the DRIP. The Company distributed $47.1 million during the year ended December 31, 2015, comprised of $26.9 million in cash and $20.2 million in shares of common stock issued under the DRIP.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
The following table reflects the number of shares repurchased under the SRP cumulatively through December 31, 2016:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2015	301	381,474	$23.72
January 1 - March 31, 2016	—	—	—
April 1 - June 30, 2016	668	536,240	24.08
July 1 - September 30, 2016	4	3,542	25.27
September 30 - December 31, 2016 (1)(2)	12	(2,573)	23.57
Cumulative as of December 31, 2016	985	918,683	$23.94
_______________________
(1) Number of shares reported for the time period from September 30 to December 31, 2016 represents cancellation of redemptions that were previously requested in prior periods.
(2) Amounts exclude 483 redemption requests, representing 473,807 shares, received during the semi-annual period from July 1, 2016 to December 31, 2016, which were approved by the Board and repurchased in January 2017.

Note 8 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of December 31, 2016 and 2015, the Company had the below unfunded commitments to the Company's borrowers.

Funding Expiration	December 31, 2016	December 31, 2015
2016	$—	$890
2017	7,794	16,072
2018	62,368	104,428
2019	9,072	16,939
	$79,234	$138,329
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. Except as noted below, the Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

On June 6, 2016, an action was filed against the Company and two of its directors in the United States District Court for the Southern District of New York and styled Rurode v. Realty Finance Trust, Inc., et. al., No. 1:16-cv-04553.  The plaintiff’s individual and derivative complaint alleged that the Company made material misstatements in the proxy statement for its 2016 annual stockholder’s meeting related to an alleged planned merger transaction between the Company and an affiliate of its Former Advisor.  The plaintiff alleged violations of Section 14(a) of the Securities Exchange Act of 1934 and sought to enjoin the Company’s 2016 annual meeting of stockholders.  On June 28, 2016, the parties filed, and the court subsequently entered, a stipulation and order of dismissal of the action, but provided that the court would retain jurisdiction to consider any application by plaintiff for an award of attorneys’ fees.  On October 20, 2016, the plaintiff submitted a request for $0.75 million in fees and expenses. On November 14, 2016, the Defendants filed a memorandum of law in opposition to that fee request. No hearing date has been set on plaintiff’s request for fees. The Company did not record any accrual in the year ended December 31, 2016 consolidated financial statements related to the plaintiff's fee and expense request as the Company does not believe it is probable there will be a judgment against the Company that will have a material effect on the Company's consolidated financial statements. The Company estimates the range of possible loss to be between $0 and $750,000.
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
The Company pays the Advisor, or its affiliates, a monthly asset management fee equal to one-twelfth of 1.5% of stockholder’s equity as calculated pursuant to the Advisory Agreement. The Company will pay the Advisor, an annual subordinated performance fee calculated on the basis of total return to stockholders, payable monthly in arrears, such that for any year in which total return on stockholders’ capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return; provided that in no event will the annual subordinated performance fee payable to the Advisor exceed 10.0% of the aggregate total return for such year. The Company will reimburse the Advisor for expenses incurred related to administrative services such as accounting, legal and other services in accordance with the advisory agreement. Except as noted below, the Company did not make any payments to the Advisor prior to entering the Advisory Agreement.
Until September 29, 2016, the Former Advisor served as the Company’s advisor and the Company paid the Former Advisor certain fees and expense reimbursements pursuant to its advisory agreement with the Former Advisor.
The Company also engaged in transactions with affiliates of the Former Advisor and AR Global. Until January 2016, the Company had been engaged in a public offering of its common shares, which was registered with the SEC (the “Offering”). The Former Dealer Manager served as the dealer manager of the Offering through December 31, 2015.  American National Stock Transfer, LLC, a subsidiary of the parent company of the Former Dealer Manager ("ANST"), provided the Company with transfer agency services through February 2016.
Fees Paid to Affiliates of AR Global in Connection with the Offering
Prior to the termination of the Offering, the Former Dealer Manager received fees and compensation in connection with the sale of the Company’s common stock in the Offering. The Former Dealer Manager received a selling commission of up to 7.0% of the per share purchase price of the Company's offering proceeds before reallowance of commissions earned by soliciting dealers. In addition, the Former Dealer Manager received up to 3.0% of the gross proceeds from the sale of shares, before reallowance to soliciting dealers, as a dealer manager fee. The Former Dealer Manager was permitted to reallow its dealer manager fee to such soliciting dealers. A soliciting dealer was permitted to elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such soliciting dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option was elected, the dealer manager fee was reduced to 2.5% of gross proceeds (not including selling commissions and Former Dealer Manager fees).

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The predecessor to AR Global was a party to a services agreement with RCS Advisory Services, LLC, (“RCS Advisory”) a subsidiary of the parent company of the Former Dealer Manager, pursuant to which RCS Advisory and its affiliates provided the Company and certain other companies sponsored by AR Global with services (including, without limitation, transaction management, compliance, due diligence, event coordination and marketing services, among others) on a time and expenses incurred basis or at a flat rate based on services performed. The predecessor to AR Global instructed RCS Advisory to stop providing such services in November 2015 and no services have since been provided by RCS Advisory.
The Company was also party to a transfer agency agreement with American National Stock Transfer, LLC, (“ANST”) a subsidiary of the parent company of the Former Dealer Manager, pursuant to which ANST provided the Company with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services), and supervisory services overseeing the transfer agency services performed by a third-party transfer agent. AR Global received written notice from ANST on February 10, 2016 that it would wind down operations by the end of the month and would withdraw as the transfer agent effective February 29, 2016. Subsequently, effective February 26, 2016, the Company entered into a definitive agreement with DST Systems, Inc., a third-party and its previous provider of sub-transfer agency services, to provide the Company directly with transfer agency services (including broker and stockholder servicing, transaction processing, year-end IRS reporting and other services).
The table below shows the compensation and reimbursement to the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager incurred for services relating to the Offering during the years ended December 31, 2016, 2015 and 2014, respectively, and the associated payable as of December 31, 2016 and 2015, respectively (in thousands):

	Years Ended December 31,			Payable as of December 31,
	2016	2015	2014	2016	2015
Total commissions and fees incurred from the Former Dealer Manager	$—	$37,092	$33,190	$—	$—

Total compensation and reimbursement for services provided by the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager(1)	$—	$7,442	$2,627	$480	$480
________________________
(1) During 2016, the Company received reimbursement of excess payment of $0.8 million of offering costs from the Former Advisor. The reimbursement resulted in an increase to our Additional Paid-In Capital in the consolidated balance sheets.

The payables as of December 31, 2016 and 2015 in the table above are included in "Due to affiliates" on the Company's consolidated balance sheets. The fees incurred are recorded within additional paid in capital line in the consolidated balance sheets.
The Company was responsible for organizational and offering costs from the Offering, excluding commissions and Former Dealer Manager fees, up to a maximum of 2.0% of gross proceeds from its Offering of common stock, measured at the end of the Offering. Organizational and offering costs in excess of the 2.0% cap as of the end of the Offering were the Former Advisor's responsibility. As of December 31, 2015, organizational and offering costs exceeded 2.0% of cap of gross proceeds received from the Offering by $0.8 million, which has been recorded as reduction to Additional Paid-In Capital of the Company. Subsequent to December 31, 2015, these amounts were reimbursed to the Company by the Former Advisor, increasing our Additional Paid-In Capital.
Fees Paid to Former Advisor, its affiliates, and the Advisor in connection with the Operations of the Company
The Former Advisor received an acquisition fee of 1.0% of the principal amount funded by the Company to originate or acquire commercial mortgage loans and 1.0% of the anticipated net equity funded by the Company to acquire real estate securities. The Company reimbursed the Former Advisor for expenses incurred by the Former Advisor on behalf of the Company related to selecting, evaluating, originating and acquiring investments in an amount up to 0.5% of the principal amount funded by the Company to originate or acquire commercial mortgage loans and up to 0.5% of the anticipated net equity funded by the Company to acquire real estate securities investments. In no event could the total of all acquisition fees and acquisition expenses exceed 4.5% of the principal amount funded with respect to the Company's total portfolio including subsequent fundings to investments in the Company's portfolio. During the years ended December 31, 2016, 2015 and 2014, acquisition fees of $0.8 million, $7.9 million and $4.4 million, respectively, have been recognized in Acquisition fees line within the consolidated statement of operations. In addition, over the same periods, the Company capitalized $0.0 million, $4.4

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

million and $2.2 million, respectively, of acquisition expenses in Commercial mortgage loans line within the Company's consolidated balance sheets, which will be amortized over the life of each investment using the effective interest method. The Company did not capitalize any acquisitions expenses for the year ended December 31, 2016.
The Company paid the Former Advisor, or its affiliates, a monthly asset management fee equal to one-twelfth of 0.75% of the cost of the Company's assets. The asset management fee was based on the lower of the cost of the Company's assets and the fair value of the Company's assets (fair value consist of the market value of each portfolio investment as determined by the Former Advisor in accordance with the Company's valuation guidelines). The Company pays the Advisor, or its affiliates, a monthly asset management fee equal to one-twelfth of 1.5% of stockholder's equity as calculated pursuant to the Advisory Agreement. During the year ended December 31, 2016 and 2015, the Company incurred $9.5 million and $4.6 million in asset management fees, respectively. Of the total asset management fees, $7.1 million is attributable to the Former Advisor and $2.4 million is attributable to the Advisor, while the amount payable to the Advisor as of December 31, 2016 is $2.4 million and the amount payable to the Former Advisor as of December 31, 2015 was $3.8 million. These asset management fees are recorded in Asset management and subordinated performance fee within the consolidated statements of operations. No management fees were incurred during the year ended December 31, 2014. Prior to June 17, 2015, the amount of the asset management fee was reduced to the extent that funds from operations ("FFO") as defined by the National Association of Real Estate Investment Trusts, as adjusted, during the six month period ending on the last day of the calendar quarter immediately preceding the date such asset management fee was payable, was less than distributions declared during the same period. For purposes of this determination, FFO, as adjusted, is FFO adjusted to (i) include acquisition fees and acquisition expenses; (ii) include non-cash restricted stock grant amortization, if any; and (iii) impairments and loan loss reserves on investments, if any (including commercial mortgage loans and other debt investments). FFO, as adjusted, is not the same as FFO.
The Company paid the Former Advisor, an annual subordinated performance fee calculated on the basis of total return to stockholders, payable monthly in arrears, such that for any year in which total return on stockholders’ capital exceeds 6.0% per annum, the Former Advisor will be entitled to 15.0% of the excess total return; provided that in no event will the annual subordinated performance fee payable to the Former Advisor exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the Company's return on stockholders’ capital exceeding 6.0% per annum. The Company did not incur an annual subordinated performance fee during the year ended December 31, 2016. In the June 30, 2016 Form 10-Q filed with the SEC on August 11, 2016 the Company recorded an annual subordinated performance fee of $1.3 million for the six months ended June 30, 2016. This amount has been reversed as the Company determined that as of the date when the advisory agreement with the Former Advisor was terminated, the conditions necessary for payment of the annual subordinated performance fee for 2016 had not been satisfied. During the years ended December 31, 2015 and December 31, 2014, the Company incurred an annual subordinated performance fee of $3.0 million and $0.6 million, respectively, which is recorded within Asset management and subordinated performance fee within the consolidated statements of operations.
Effective June 1, 2013, the Company entered into an agreement with the Former Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Company's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. The Company prepaid the cost of $0.9 million associated with this agreement and amortized the cost over the estimated life of the Offering into "Other expense" on the Company's consolidated statements of operations. The unamortized cost of less than $0.1 million associated with this agreement is included in "Prepaid expenses and other assets" on the Company's consolidated balance sheets as of December 31, 2015 and 2014. There was no remaining unamortized cost as of December 31, 2016 and these services are no longer being provided.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The table below depicts related party fees and reimbursements in connection with the operations of the Company for the years ended December 31, 2016, 2015 and 2014 and the associated payable as of December 31, 2016 and 2015 (in thousands):

	Years Ended December 31,			Payable as of December 31,
	2016	2015	2014	2016	2015
Acquisition fees and acquisition expenses (1)	$806	$12,286	$6,578	$—	$20
Administrative services expenses (2)	4,376	644	—	1,000	—
Advisory and investment banking fee	6	56	542	—	—
Asset management and subordinated performance fee	9,504	7,615	604	2,439	3,792
Other related party expenses	84	364	—	145	35
Total related party fees and reimbursements	$14,776	$20,965	$7,724	$3,584	$3,847
________________________
(1) Includes capitalized acquisition fees and expenses.
(2) During the years ended December 31, 2015 and December 31, 2014, the Company previously disclosed Administrative services expenses within the Acquisition fees and acquisition expenses line of this table. For the period ended December 31, 2016 the amounts are presented separately and the change was applied retrospectively.
The payables as of December 31, 2016 and 2015 in the table above are included in due to affiliates on the Company's consolidated balance sheets.
In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Former Advisor was able to elect to waive certain fees. Because the Advisor and Former Advisor could waive certain fees, cash flows from operations that would have been paid to the Advisor may be available to pay distributions to stockholders. The fees that may be forgiven are not deferrals and accordingly, will not be paid to the Former Advisor. The Former Advisor permanently waived a portion of the acquisition fees and expenses earned on the acquisition of the Company's CMBS in the amount of $0.8 million and $0.6 million for the years ended December 31, 2015 and December 31, 2014, respectively. The Company did not purchase any CMBS positions during the year ended December 31, 2016, as such, it did not incur any acquisition fees and expenses for CMBS purchases.
Subject to the limitations outlined below, the Company reimbursed the Former Advisor's cost of providing administrative services and personnel costs in connection with other services during the operational stage, in addition to paying an asset management fee; however, the Company did not reimburse the Former Advisor for personnel costs in connection with services for which the Former Advisor received acquisition fees or disposition fees. For the year ended December 31, 2016, the Company incurred administrative costs in connection with the operations of the Company, which is included in "Administrative services expenses" in the consolidated statements of operations. For the year ended December 31, 2016, and 2015, $4.4 million and $0.6 million was incurred in connection with the operations of the Company, respectively. The Company did not have any reimbursements for year ended December 31, 2014.
The Former Advisor was required to pay any expenses in which the Company's operating expenses as defined by North American Securities Administrators Association at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets or (ii) 25.0% of net income for such expense year. For the years ended December 31, 2016, 2015 and 2014, the Company did not exceed the greater of the two aforementioned criteria.

Fees Paid to the Former Advisor in Connection with the Listing of the Company's Common Stock or Termination of the Advisory Agreement
During the years ended December 31, 2016, 2015, and 2014, no fees were paid in connection with the liquidation of assets, listing of the Company's common stock or termination of the advisory agreement.
Share Ownership
As of December 31, 2016 and December 31, 2015, entities wholly-owned by AR Global owned 52,771 and 8,888 shares of the Company’s outstanding common stock, respectively.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. The fair value of the restricted share awards are expensed over the vesting period.
As of December 31, 2016, the Company had granted 15,414 restricted shares to its independent directors, of which 2,399 were forfeited and 2,933 have vested, leaving a balance of 10,082 unvested restricted shares. As of December 31, 2015, the Company had granted 10,666 restricted shares to its independent directors, of which 2,399 were forfeited and 1,867 have vested, leaving a balance of 6,400 unvested restricted shares. Based on a share price of $20.05, the compensation expense associated with the restricted share grants was $44,324, $29,588 and $27,281, for the years ended December 31, 2016, 2015 and 2014, respectively and are included within Other expenses line on the consolidated statements of operations.
Other Share-Based Compensation
The Company may issue common stock in lieu of cash to pay fees earned by the Company's directors at each director's election. There are no restrictions on the shares issued since these payments in lieu of cash relate to fees earned for services performed. During the year ended December 31, 2014, 39 shares were issued to one of the Company's independent directors for services performed and compensation expense of $876 was incurred. The Company did not issue any common stock in lieu of cash to pay fees earned by the Company's directors for the years ended December 31, 2016 and 2015.
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

•
Level III - Unobservable inputs that reflect the entity's own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
Financial Instruments Measured at Fair Value on a Recurring Basis
CMBS are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar real estate securities and the spreads used in the prior valuation. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. During the quarter ended December 31, 2016 the Company's CMBS investments were transferred from Level II to Level III due to a decrease in the observable relevant market data because of the limited availability of the broker quotes and because the Company uses non-binding broker quotes without adjustment and therefore the fair value of the CMBS investments were classified as Level III. Valuation for this asset class was based on information from brokers. As of December 31, 2015, the Company received broker quotes on each CMBS investment used in determining the fair value and have been classified as Level II due to the observable nature of many of the market inputs.
The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of December 31, 2016 and 2015 (in thousands):

	Total	Level I	Level II	Level III
December 31, 2016
Real estate securities	$49,049	$—	$—	$49,049
December 31, 2015
Real estate securities	130,754	—	130,754	—

During the quarter ended December 31, 2016 the Company transferred certain financial instruments classified from Level II to Level III. The changes in the Company's financial instruments classified as Level III are as follows (in thousands) (there were no transfers in December 31, 2015):

Real Estate Securities
December 31, 2015 balance	$—
Transfers into Level III	57,639
Total realized and unrealized gains (losses)
included in earnings:
Realized loss on sale of real estate securities	(874)
Impairment losses on real estate securities	(310)
Net accretion	—
Unrealized gains (losses) included in OCI (1)	1,719
Purchases	—
Sales	(9,125)
Cash repayments/receipts	—
Transfers out of Level III	—
December 31, 2016 balance (2)	$49,049
________________________
(1) - Unrealized gains included in Other comprehensive income ("OCI") are attributable to assets still held at December 31, 2016.
(2) - Subsequent to December 31, 2016, the Company sold 4 CMBS securities at a price at or close to par.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Financial Instruments Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company's financial instruments carried at fair value on a non-recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of December 31, 2016 (in thousands):

	Total	Level I	Level II	Level III
December 31, 2016(*)
Commercial mortgage loans, held-for-sale, measured at fair value	$21,179	$—	$—	$21,179
________________________
* As of December 31, 2016, the Company's portfolio of commercial real estate loans held-for-sale were carried at the lower of cost or market value. The fair value of certain held-for-sale loans were adjusted to reflect fair value of the assets based on the sales price received from a potential buyer.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There are no financial instruments carried at fair value on a non-recurring basis as of December 31, 2015.
The fair value of cash and cash equivalents and restricted cash are measured using observable quoted market prices, or Level I inputs and their carrying value approximates their fair value. The fair value of borrowings under repurchase agreements approximate their carrying value on the consolidated balance sheets due to their short-term nature, and are measured using Level II inputs.

Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of December 31, 2016 and 2015 (in thousands):

		Level	Carrying Amount	Fair Value
December 31, 2016
Commercial mortgage loans (1)	Asset	III	$1,048,737	$1,029,756
Collateralized loan obligation	Liability	II	278,450	282,001
December 31, 2015
Commercial mortgage loans (1)	Asset	III	$1,125,089	$1,138,841
Collateralized loan obligation	Liability	II	287,229	289,733
(1) The carrying value is gross of $2.2 million and $0.9 million of allowance for loan losses as of December 31, 2016 and December 31, 2015, respectively.
The fair value of the commercial mortgage loans is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The Company received broker quotes for each tranche of CLO to determine the fair value of the debt.
Note 12 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of December 31, 2016 and 2015 (in thousands):

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

				Gross Amounts Not Offset on the Balance Sheet
Repurchase Agreements	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2016
Commercial mortgage loans	$257,664	$—	$257,664	$399,914	$5,000	$—
Real estate securities (*)	66,639	—	66,639	102,358	21	—
December 31, 2015
Commercial mortgage loans	206,239	—	206,239	355,802	5,000	—
Real estate securities (*)	117,211	—	117,211	171,071	366	—
________________________
* Includes $53.3 million and $56.0 million of Tranche C of Company issued CLO held by the Company, which eliminates within the real estate securities, at fair value line of the consolidated balance sheets as of December 31, 2016 and December 31, 2015, respectively .

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

The following table represents the Company's operations by segment for the years ended December 31, 2016, 2015 and 2014 (in thousands):

December 31, 2016	Total	Real Estate Debt	Real Estate Securities
Interest income	$79,404	$73,884	$5,520
Interest expense	23,169	20,719	2,450
Realized loss on sale of real estate securities	1,906	—	1,906
Net income	29,990	29,797	193
Total assets	1,248,125	1,198,806	49,319
December 31, 2015
Interest income	59,393	56,040	3,353
Interest expense	12,268	11,149	1,119
Net income	24,933	24,401	532
Total assets	$1,282,484	$1,150,858	$131,626
December 31, 2014
Interest income	15,466	14,733	733
Interest expense	2,196	1,985	211
Realized gain on sale of commercial mortgage loan	112	112	—
Net income	5,415	5,209	206
Total assets	$514,220	$463,526	$50,694
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
Distributions Paid
On January 3, 2017, the Company paid a distribution of $5.6 million to stockholders of record during the month of December 2016. Approximately $3.6 million of the distribution was paid in cash, while $2.0 million was used to purchase 100,118 shares for those stockholders that chose to reinvest distributions through the DRIP.
Charter Amendment
Effective on January 30, 2017, the Company amended its charter to change its name to Benefit Street Partners Realty Trust, Inc. The name change was effected pursuant to an amendment to the charter of the Company (the “Charter Amendment”). The Charter Amendment was unanimously approved by the Board of Directors of the Company and was made without action by the stockholders of the Company pursuant to Section 2-605(a)(1) of the Maryland General Corporation Law.
Share Repurchase Program
As permitted under the SRP, in January 2017, our board of directors approved, with respect to redemption requests received during the semi-annual period from July 1, 2016 to December 31, 2016, the repurchase of shares validly submitted for repurchase in an amount such that the aggregate amount of shares repurchased pursuant to redemption requests received for the semi-annual period ended December 31, 2016 did not exceed 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year.  Accordingly, 473,807 shares at an average per share of $19.03 (including all shares submitted for death and disability) were approved for repurchase and completed in January 2017.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2016
(In thousands)

		Face	Carrying	Interest	Payment	Maturity
Description	Property Type	Amount	Amount	Rate	Terms	Date
Senior 1	Retail	$7,460	$7,448	1M LIBOR + 4.75%	Interest Only	10/9/2017
Senior 2	Office	8,676	8,637	1M LIBOR + 4.65%	Interest Only	6/9/2018
Senior 3	Office	38,750	38,560	1M LIBOR + 5.25%	Interest Only	12/9/2018
Senior 4	Office	13,442	13,404	1M LIBOR + 4.75%	Interest Only	3/9/2019
Senior 5	Retail	14,600	14,563	1M LIBOR + 4.25%	Interest Only	5/9/2018
Senior 6	Office	19,979	19,952	1M LIBOR + 4.55%	Interest Only	12/9/2018
Senior 7	Multifamily	17,959	17,892	1M LIBOR + 4.75%	Interest Only	6/9/2018
Senior 8	Multifamily	14,730	14,680	1M LIBOR + 4.50%	Interest Only	5/9/2018
Senior 9	Office	12,000	11,975	1M LIBOR + 4.75%	Interest Only	11/9/2019
Senior 10	Multifamily	23,784	23,732	1M LIBOR + 4.25%	Interest Only	11/9/2018
Senior 11	Multifamily	9,130	9,097	1M LIBOR + 4.75%	Interest Only	5/9/2018
Senior 12	Retail	9,850	9,822	1M LIBOR + 5.25%	Interest Only	3/9/2018
Senior 13	Industrial	19,033	18,973	1M LIBOR + 4.25%	Interest Only	7/9/2018
Senior 14	Hospitality	10,350	10,307	1M LIBOR + 5.50%	Interest Only	7/9/2018
Senior 15	Office	33,734	33,645	1M LIBOR + 4.65%	Interest Only	11/9/2017
Senior 16	Retail	4,725	4,698	1M LIBOR + 5.50%	Interest Only	8/9/2018
Senior 17	Retail	25,247	25,144	1M LIBOR + 4.75%	Interest Only	6/9/2018
Senior 18	Multifamily	43,083	42,985	1M LIBOR + 4.00%	Interest Only	11/9/2018
Senior 19	Retail	7,500	7,459	1M LIBOR + 5.00%	Interest Only	7/9/2018
Senior 20	Office	13,389	13,350	1M LIBOR + 5.00%	Interest Only	1/9/2018
Senior 21	Hospitality	11,482	11,468	1M LIBOR + 5.75%	Interest Only	10/9/2017
Senior 22	Hospitality	14,625	14,584	1M LIBOR + 5.30%	Interest Only	7/9/2018
Senior 23	Hospitality	14,193	14,092	1M LIBOR + 5.50%	Interest Only	9/9/2019
Senior 24	Multifamily	18,941	18,897	1M LIBOR + 4.20%	Interest Only	7/9/2018
Senior 25	Mixed Use	10,901	10,874	1M LIBOR + 5.10%	Interest Only	1/9/2018
Senior 26	Multifamily	42,943	42,768	1M LIBOR + 4.25%	Interest Only	8/9/2018
Senior 27	Retail	9,450	9,438	1M LIBOR + 4.90%	Interest Only	9/9/2017
Senior 28	Industrial	33,655	33,635	1M LIBOR + 4.00%	Interest Only	11/9/2018
Senior 29	Mixed Use	45,235	45,071	1M LIBOR + 5.50%	Interest Only	7/9/2018
Senior 30	Multifamily	8,850	8,828	1M LIBOR + 4.70%	Interest Only	2/9/2018
Senior 31	Office	27,413	27,305	1M LIBOR + 4.60%	Interest Only	2/9/2019
Senior 32	Multifamily	8,016	7,996	1M LIBOR + 4.75%	Interest Only	2/9/2018
Senior 33	Hospitality	16,800	16,773	1M LIBOR + 4.90%	Interest Only	4/9/2018
Senior 34	Office	35,000	34,951	1M LIBOR + 5.00%	Interest Only	11/9/2018
Senior 35	Office	6,290	6,287	1M LIBOR + 4.90%	Interest Only	8/9/2017
Senior 36	Retail	11,800	11,780	1M LIBOR + 4.75%	Interest Only	11/9/2017
Senior 37	Retail	13,500	13,491	1M LIBOR + 5.00%	Interest Only	4/9/2017
Senior 38	Retail	11,684	11,646	1M LIBOR + 4.50%	Interest Only	2/9/2019
Senior 39	Multifamily	18,075	18,033	1M LIBOR + 4.50%	Interest Only	12/9/2018

Senior 40		Office	31,250	31,206	1M LIBOR + 4.50%	Interest Only	9/9/2017
Senior 41		Multifamily	26,195	26,109	1M LIBOR + 4.25%	Interest Only	5/9/2018
Senior 42		Multifamily	29,940	29,970	1M LIBOR + 3.85%	Interest Only	11/9/2018
Senior 43		Multifamily	10,920	10,930	1M LIBOR + 3.95%	Interest Only	11/9/2018
Senior 44		Multifamily	13,120	13,133	1M LIBOR + 3.95%	Interest Only	11/9/2018
Senior 45		Multifamily	5,894	5,899	1M LIBOR + 4.05%	Interest Only	11/9/2018
Senior 46		Office	28,489	28,435	1M LIBOR + 4.25%	Interest Only	1/9/2019
Senior 47		Multifamily	14,336	14,303	1M LIBOR + 5.00%	Interest Only	2/9/2018
Senior 48		Retail	26,905	26,889	1M LIBOR + 4.75%	Interest Only	6/9/2018
Senior 49		Multifamily	10,807	10,793	1M LIBOR + 4.75%	Interest Only	4/9/2018
Mezzanine 1		Office	5,000	5,060	11.0%	Interest Only	1/6/2024
Mezzanine 2	(2)	Hospitality	3,000	2,970	11.0%	Interest Only	8/1/2018
Mezzanine 3		Hospitality	11,000	11,000	1M LIBOR + 7.05%	Interest Only	3/9/2017
Mezzanine 4	(1)	Office	16,447	16,447	1M LIBOR + 7.25%	Interest Only	8/9/2017
Mezzanine 5	(1)	Office	7,000	7,019	12.0%	Interest Only	5/1/2019
Mezzanine 6	(1)	Hospitality	12,000	12,000	1M LIBOR + 9.00%	Interest Only	9/9/2017
Mezzanine 7	(1)	Retail	1,963	1,971	13.0%	Interest Only	6/1/2024
Mezzanine 8	(1)	Office	5,085	5,085	3M LIBOR + 10.00%	Interest Only	10/31/2017
Mezzanine 9	(1)	Multifamily	5,000	5,021	9.0%	Interest Only	9/1/2018
Mezzanine 10	(1)	Multifamily	3,480	3,494	9.5%	Interest Only	7/1/2024
Mezzanine 11	(1)	Office	10,000	10,000	1M LIBOR + 8.00%	Interest Only	5/9/2017
Mezzanine 12	(1)	Multifamily	4,000	4,049	12.0%	Interest Only	1/6/2024
Mezzanine 13	(1)	Office	10,000	9,528	10.0%	Interest Only	9/6/2024
Mezzanine 14	(1)(2)	Office	10,000	9,388	1M LIBOR + 10.75%	Interest Only	7/10/2018
Mezzanine 15	(1)	Hospitality	7,140	6,584	10.0%	Interest Only	11/1/2024
Mezzanine 16	(1)	Hospitality	3,900	3,596	10.0%	Interest Only	11/1/2024
Mezzanine 17	(1)	Hospitality	12,510	11,536	10.0%	Interest Only	11/1/2024
Mezzanine 18	(1)	Hospitality	8,050	7,423	10.0%	Interest Only	11/1/2024
Mezzanine 19	(1)(2)	Office	9,000	8,821	10.5%	Interest Only	10/6/2019
Mezzanine 20	(1)	Hospitality	6,182	4,667	5.5%	Interest Only	5/6/2023
Mezzanine 21	(1)	Hospitality	12,350	12,350	1M LIBOR + 10.00%	Interest Only	7/9/2017
Subordinate 1	(1)	Retail	10,000	10,000	11.0%	Interest Only	4/1/2024
			$1,077,237	$1,069,916
________________
(1) Subject to prior liens.
(2) Reported as loan held-for-sale in the Company's consolidated balance sheet.