Form 10-Q
period 2017-03-31
Benefit Street Partners Realty Trust, Inc.
filed 2017-05-12
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2017
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-55188
BENEFIT STREET PARTNERS REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-1406086
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9 West 57th Street, Suite #4920 New York, New York	10019
(Address of Principal Executive Office)	(Zip Code)

(212) 588-6770
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒
Emerging growth filer ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of April 30, 2017 was 31,759,537.

i

PART I
Item 1. Consolidated Financial Statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)
Cash and cash equivalents	$148,372	$118,048
Restricted cash	5,107	5,021
Commercial mortgage loans, held for investment, net of allowance of $2,793 and $2,181 (1)	1,008,864	1,046,556
Commercial mortgage loans, held-for-sale, measured at fair value	53,305	21,179
Real estate securities, available for sale, at fair value	25,733	49,049
Receivable for loan repayment	6,401	401
Accrued interest receivable (2)	5,805	5,955
Prepaid expenses and other assets	1,691	1,916
Total assets	$1,255,278	$1,248,125
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$229,088	$278,450
Repurchase agreements - commercial mortgage loans	340,948	257,664
Repurchase agreements - real estate securities	52,174	66,639
Interest payable (3)	997	897
Distributions payable	5,562	5,591
Accounts payable and accrued expenses	1,461	1,170
Due to affiliates	3,741	4,064
Total liabilities	$633,971	$614,475
Commitment and Contingencies (See Note 8)
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 949,999,000 shares authorized, 31,673,924 and 31,884,631 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	317	319
Additional paid-in capital	700,792	704,500
Accumulated other comprehensive income (loss)	888	(500)
Accumulated deficit	(80,690)	(70,669)
Total stockholders' equity	621,307	633,650
Total liabilities and stockholders' equity	$1,255,278	$1,248,125

(1)
Includes $367.8 million and $417.1 million of loans net of allowance of $1.2 million and $1.0 million pledged as collateral on collateralized loan obligations ("CLO"), a variable interest entity ("VIE") as of March 31, 2017 and December 31, 2016, respectively.

(2)	Includes $1.0 million and $1.1 million of interest receivable for loans pledged as collateral on CLO, a VIE as of March 31, 2017 and December 31, 2016, respectively.

(3)	Includes $0.5 million and $0.6 million of interest payable for loans pledged as collateral on CLO, a VIE as of March 31, 2017 and December 31, 2016, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Interest Income:
Interest income	$18,879	$20,291
Less: Interest expense	5,428	4,768
Net interest income	13,451	15,523
Operating Expenses:
Asset management and subordinated performance fee	2,312	3,010
Acquisition fees and acquisition expenses	624	157
Administrative services expenses	855	816
Professional fees	767	1,261
Other expenses	606	694
Total Operating Expenses	5,164	5,938

Loan loss provision	612	165
Realized loss on loans held for sale	247	—
Realized loss on sale of real estate securities	29	—
Unrealized losses on loans held-for-sale	1,350	—
Net income	$6,049	$9,420

Basic net income per share	$0.19	$0.30
Diluted net income per share	$0.19	$0.30
Basic weighted average shares outstanding	31,740,256	31,548,897
Diluted weighted average shares outstanding	31,750,045	31,555,011

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$6,049	$9,420
Unrealized gain/(loss) on available-for-sale securities	1,388	(4,964)
Comprehensive income attributable to Benefit Street Partners Realty Trust, Inc.	$7,437	$4,456

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2016	31,884,631	$319	$704,500	$(500)	$(70,669)	$633,650
Common stock repurchases	(496,678)	(5)	(9,454)	—	—	(9,459)
Common stock issued through distribution reinvestment plan	285,971	3	5,731	—	—	5,734
Share-based compensation	—	—	15	—	—	15
Net income	—	—	—	—	6,049	6,049
Distributions declared	—	—	—	—	(16,070)	(16,070)
Other comprehensive income	—	—	—	1,388	—	1,388
Balance, March 31, 2017	31,673,924	$317	$700,792	$888	$(80,690)	$621,307

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$6,049	$9,420
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(634)	(575)
Accretion of deferred commitment fees	(538)	(382)
Amortization of deferred financing costs	694	541
Share-based compensation	15	9
Change in unrealized losses on loans held for sale	1,597	—
Change in unrealized losses on real estate securities	29	—
Loan loss provision	612	165
Changes in assets and liabilities:
Accrued interest receivable	688	582
Prepaid expenses and other assets	(41)	(35)
Accounts payable and accrued expenses	291	155
Due to affiliates	(323)	76
Interest payable	100	132
Net cash provided by operating activities	$8,539	$10,088
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans	$(93,884)	$(9,697)
Proceeds from sale of real estate securities	24,681	—
Proceeds from sale of commercial mortgage loans	11,790	—
Principal repayments received on commercial mortgage loans	80,079	9,253
Principal repayments received on real estate securities	—	928
Net cash provided by investing activities	$22,666	$484
Cash flows from financing activities:
Common stock repurchases	$(9,459)	$(6,003)
Repayments of collateralized loan obligations	(49,456)	—
Borrowings on repurchase agreements - commercial mortgage loans	89,085	85,614
Repayments of repurchase agreements - commercial mortgage loans	(5,801)	(48,270)
Borrowings on repurchase agreements - real estate securities	196,503	319,001
Repayments of repurchase agreements - real estate securities	(210,968)	(315,763)
Increase in restricted cash related to financing activities	(86)	(1,132)
Payments of deferred financing costs	(334)	—
Distributions paid	(10,365)	(9,619)
Net cash (used in) provided by financing activities	$(881)	$23,828
Net change in cash and cash equivalents	$30,324	$34,400
Cash and cash equivalents, beginning of period	118,048	14,807
Cash and cash equivalents, end of period	$148,372	$49,207

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Supplemental disclosures of cash flow information:
Interest paid	$4,634	$4,095
Supplemental disclosures of non-cash flow information:
Distributions payable	$5,562	$5,530
Common stock issued through distribution reinvestment plan	5,734	6,582
Loans transferred to commercial real estate loans, held-for-sale, transferred at fair value	45,513	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 1 - Organization and Business Operations
Benefit Street Partners Realty Trust, Inc. (the "Company"), formerly known as Realty Finance Trust, Inc., is a real estate finance company that primarily originates, acquires and manages a diversified portfolio of commercial real estate debt secured by properties located both within and outside of the United States. The Company was incorporated in Maryland on November 15, 2012. The Company made a tax election to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2013. The Company believes that it has qualified as a REIT and intends to continue to meet the requirements for qualification and taxation as a REIT. On May 14, 2013, the Company commenced business operations after raising in excess of $2.0 million of equity, the amount required for the Company to release equity proceeds from escrow. Substantially all of the Company's business is conducted through Benefit Street Partners Realty Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and directly or indirectly holds all of the units of limited partner interests in the OP.
The Company has no direct employees. Benefit Street Partners L.L.C. serves as the Company's advisor (the "Advisor") pursuant to an advisory agreement executed on September 29, 2016 (the “Advisory Agreement”). The Advisor, an investment adviser registered with the U.S. Securities and Exchange Commission (“SEC”), is a credit-focused alternative asset management firm. Established in 2008, the Advisor's credit platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies including high yield, levered loans, private / opportunistic debt, liquid credit, structured credit and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass the platform. The Advisor is in partnership with Providence Equity Partners L.L.C., a global private equity firm. The Advisor manages the Company's affairs on a day-to-day basis. The Advisor receives compensation and fees for services related to the investment and management of the Company's assets and the operations of the Company. Prior to September 29, 2016, Realty Finance Advisor, LLC ("Former Advisor") was the Company's advisor. The Former Advisor was controlled by AR Global Investments, LLC ("AR Global").
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also invests in commercial real estate securities. Real estate securities may include commercial mortgage-backed securities ("CMBS"), senior unsecured debt of publicly traded REITs, debt or equity securities of other publicly traded real estate companies and collateralized debt obligations ("CDOs").
Realty Capital Securities, LLC, (the “Former Dealer Manager”) served as the dealer manager of the Offering. The Former Advisor and Former Dealer Manager are under common control with AR Global, the parent of American Realty Capital VIII, LLC (the "Former Sponsor"). As a result they are related parties and each of them received compensation and fees for services related to the Offering, the investment and management of the Company's assets and the operations of the Company.

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
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2016, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2017. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2017, as described below.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Principles of Consolidation
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
The Company consolidates all entities that the Company controls through either majority ownership or voting rights. In addition, the Company consolidates all VIEs of which the Company is considered the primary beneficiary. VIEs are entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.
The accompanying consolidated financial statements include the accounts of a collateralized loan obligation ("CLO") issued and securitized by a wholly owned subsidiary of the Company. The Company has determined the CLO is a VIE of which the Company's subsidiary is the primary beneficiary. The assets and liabilities of the CLO are consolidated in the accompanying consolidated balance sheet in accordance with ASC 810 - Consolidation.
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
Commercial loans that are intended to be sold in the foreseeable future are reported as held-for-sale and are transferred at fair value and recorded at the lower of cost or fair value with changes recorded through the statement of operations. Unamortized loan origination costs for commercial loans held-for-sale are capitalized as part of the carrying value of the loans and recognized upon the sale of such loans. Amortization of origination costs ceases upon transfer of commercial loans to held-for-sale.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

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

See Note 12 - Segment Reporting for further information regarding the Company's segments.
Recently Issued Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued guidance which requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. This guidance is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance.
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
In October 2016, the FASB issued guidance where a reporting entity will need to evaluate if it should consolidate a VIE. The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The revised guidance is effective for reporting periods beginning after December 15, 2016. The Company adopted this revised guidance this reporting period which did not have any effect on the Company’s consolidated financial statements.
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
Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (in thousands):

	March 31, 2017	December 31, 2016
Senior loans	$918,323	$901,907
Mezzanine loans	93,334	136,830
Subordinated loans	—	10,000
Total gross carrying value of loans	1,011,657	1,048,737
Less: Allowance for loan losses	2,793	2,181
Total commercial mortgage loans, held for investment, net	$1,008,864	$1,046,556
The following table presents the activity in the Company's allowance for loan losses (in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Beginning of period	$2,181	$888
Provision for loan losses	612	165
Charge-offs	—	—
Recoveries	—	—
Ending allowance for loan losses	$2,793	$1,053
As of March 31, 2017 and December 31, 2016, the Company's total commercial mortgage loan portfolio, including loans held-for-sale, comprised of 67 and 71 loans, respectively.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

	March 31, 2017		December 31, 2016
Loan Type	Par Value	Percentage	Par Value	Percentage
Office	$361,289	33.7%	$340,944	31.6%
Multifamily	291,020	27.1%	329,203	30.6%
Hospitality	125,291	11.7%	143,582	13.3%
Retail	197,668	18.4%	154,684	14.4%
Mixed Use	45,235	4.2%	56,136	5.2%
Industrial	52,797	4.9%	52,688	4.9%
	$1,073,300	100.0%	$1,077,237	100.0%
Credit Characteristics
As part of the Company's process for monitoring the credit quality of its loans, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its loans. The loans are rated on a 5-point scale as follows:

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
All commercial mortgage loans are assigned an initial risk rating of 2.0. As of March 31, 2017 and December 31, 2016, the weighted average risk rating of loans was 2.2 and 2.1, respectively. As of March 31, 2017 and December 31, 2016, the Company did not have any loans that were past due on their payments, in non-accrual status or impaired.
For the three months ended March 31, 2017 and March 31, 2016, the activity in the Company's loan portfolio was as follows (in thousands):

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Balance at Beginning of Year	$1,046,556	$1,124,201
Acquisitions and originations	93,140	9,697
Dispositions	—	—
Principal repayments	(86,079)	(7,949)
Discount accretion and premium amortization*	628	566
Loans transferred to commercial real estate loans, held-for-sale, at fair value	(45,513)	—
Fees capitalized into carrying value of loans	744	—
Provision for loan losses	(612)	(165)
Balance at End of Period	$1,008,864	$1,126,350
________________________
* Includes amortization of capitalized acquisition fees and expenses.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 4 - Real Estate Securities
The following is a summary of the Company's real estate securities, CMBS (in thousands):

		Weighted Average
	Number of Investments	Interest Rate	Maturity	Par Value	Fair Value
March 31, 2017	2	7.9%	May 2022	$25,000	$25,733
December 31, 2016	6	5.8%	February 2020	50,000	49,049
The Company classified its CMBS as available-for-sale as of March 31, 2017 and December 31, 2016. These investments are reported at fair value in the consolidated balance sheet with changes in fair value recorded in "accumulated other comprehensive income or loss". The following table shows the amortized cost, unrealized gains/losses and fair value of the Company's CMBS investments as of March 31, 2017 and December 31, 2016 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2017	$24,845	$888	$—	$25,733
December 31, 2016	49,548	—	(499)	49,049
As of March 31, 2017, the Company held 2 CMBS positions for an aggregate carrying value of $24.8 million, with an unrealized gain of $0.9 million. As of December 31, 2016, the Company held 6 CMBS positions with an amortized cost of $49.5 million, with an unrealized loss of $0.5 million, of which 2 positions had a total unrealized loss of $0.2 million for a period greater than 12 months.
The Company has recognized a loss of $28,281 for the three months ended March 31, 2017, recorded within the realized loss on sale of real estate securities in the consolidated statement of operations. The Company did not have any realized losses during the three months ended March 31, 2016.
Note 5 - Debt
Repurchase Agreements - Commercial Mortgage Loans
The Company entered into repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility") and Goldman Sachs Bank USA (the "GS Repo Facility"). The JPM Repo Facility matures on June 17, 2017 and, as amended on October 5, 2016, provides up to $300.0 million in advances. The GS Repo Facility matures on December 27, 2018, with a one-year extension at the Company’s option, which may be exercised upon the satisfaction of certain conditions, and provides up to $250.0 million in advances. Both the JPM Repo Facility and GS Repo Facility are subject to various adjustments. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 2.25% to 4.50%, depending on the attributes of the purchased assets. Borrowings under the GS Repo Facility accrue interest at per annum rates equal to the sum of (i) a spread over LIBOR of between 2.35% to 2.85%, depending on the attributes of the purchased asset, and (ii) 0.50%. The Company expects to use advances from the JPM Repo Facility and the GS Repo Facility to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participation interests therein.
As of March 31, 2017 and December 31, 2016, the Company had $251.9 million and $257.7 million outstanding under the JPM Repo Facility. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin between 2.25% to 4.50%, depending on the attributes of the purchased assets. As of March 31, 2017 and December 31, 2016, the weighted average interest rate on advances was 3.29% and 3.08%, respectively. The Company incurred $2.6 million and $0.8 million in interest expense on the JPM Repo Facility for the three months ended March 31, 2017 and 2016, respectively, including amortization of deferred financing cost.
As of March 31, 2017, the Company had $89.1 million outstanding under the GS Repo Facility. Advances under the GS Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin between 2.35% to 2.85%, depending on the attributes of the purchased assets. As of March 31, 2017, the weighted average interest rate on advances was 3.38%. The Company incurred $0.3 million of interest expense on the GS Repo Facility for the three months ended March 31, 2017, including amortization of deferred financing cost. The Company had no advances under the GS Repo Facility as of December 31, 2016.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The JPM Repo Facility and the GS Repo Facility generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. Should the value of the Company’s collateral decrease, whether as a result of deteriorating credit quality, an increase in credit market spreads or otherwise, resulting margin calls may cause an adverse change in the Company’s liquidity position. As of March 31, 2017 and December 31, 2016, the Company is in compliance with all debt covenants.
Repurchase Agreements - Real Estate Securities
The Company has entered into various Master Repurchase Agreements (the "MRAs") that allow the Company to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary. Below is a summary of the Company's MRAs as of March 31, 2017 and December 31, 2016 (in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (*)	Interest Rate	Days to Maturity
As of March 31, 2017
J.P. Morgan Securities LLC	$52,174	$119	$80,376	3.10%	90
Total/Weighted Average	$52,174	$119	$80,376	3.10%	90

As of December 31, 2016
J.P. Morgan Securities LLC	$59,122	$96	$92,658	2.55%	6
Citigroup Global Markets, Inc.	3,879	1	4,850	2.11%	26
Wells Fargo Securities, LLC	3,638	4	4,850	2.05%	13
Total/Weighted Average	$66,639	$101	$102,358	2.50%	8
* Includes $54.6 and $53.3 Tranche C of Company issued CLO held by the Company, which eliminates within the real estate securities, at fair value line of the consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.
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
As of March 31, 2017 and December 31, 2016, the Notes are collateralized by interests in a pool of 22 and 27 mortgage assets having a total principal balance of $369.8 million and $419.3 million, respectively, (the “Mortgage Assets”) originated by a subsidiary of the Company. The sale of the Mortgage Assets to the Issuer is governed by a Mortgage Asset Purchase Agreement dated as of October 19, 2015, between the Company and the Issuer. In connection with the securitization, the Issuer and Co-Issuer offered and sold the following classes of Notes to third parties: Class A, Class B, Class C. A wholly owned subsidiary of the Company retained approximately $56.0 million of the total $76.0 million of Class C and all of the preferred equity in the Issuer. The retained Class C and its related interest income and the preferred equity are eliminated in the Company's consolidated financial statements. The Company, as the holder of preferred equity in the Issuer, will absorb the first losses of the CLO, which may have a negative impact to the Company's result of operations. The issuance of the CLO also results in an increase in interest expense within the consolidated statement of operations. The following table represents the terms of the CLO issued.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Facility ($000s)	Par Value Issued	Par Value Outstanding (*)	Interest Rate	Maturity Date
As of March 31, 2017
Tranche A	$231,345	$172,739	1M LIBOR + 175	8/1/2030
Tranche B	42,841	42,841	1M LIBOR + 388	8/1/2030
Tranche C	76,044	20,000	1M LIBOR + 525	8/1/2030
	$350,230	$235,580

As of December 31, 2016
Tranche A	$231,345	$222,195	1M LIBOR + 175	8/1/2030
Tranche B	42,841	42,841	1M LIBOR + 388	8/1/2030
Tranche C	76,044	20,000	1M LIBOR + 525	8/1/2030
	$350,230	$285,036
________________________
* Excludes $56.0 million and $56.0 million of Tranche C of Company issued CLO held by the Company, which eliminates within the collateralized loan obligation line of the consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.
The below table reflects the total assets and liabilities of the Company's only CLO. The CLO is considered a VIE and is consolidated into the Company's consolidated financial statements as of March 31, 2017 and December 31, 2016 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLO because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.

Assets ($000s)	March 31, 2017	December 31, 2016
Cash	$5	$5
Commercial mortgage loans, held for investment, net of allowance of $1,160 and $1,017 (1)	367,810	417,057
Accrued interest receivable	1,006	1,101
Total Assets	$368,821	$418,163

Liabilities
Notes payable (2)(3)	$284,890	$334,246
Interest payable	535	564
Total Liabilities	$285,425	$334,810
________________________
(1) The balance is presented net of allowance for loan loss of $1.2 million and $1.0 million as of March 31, 2017 and December 31, 2016, respectively.
(2) Includes $55.8 million and $55.8 million of Tranche C of Company issued CLO held by the Company, which eliminates within the Collateral loan obligations line of the consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.
(3) The balance is presented net of deferred financing cost and discount of $6.7 million and $6.8 million as of March 31, 2017 and December 31, 2016, respectively.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Note 6 - Net Income Per Share
The following table is a summary of the basic and diluted net income per share computation for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016
Net income (in thousands)	$6,049	$9,420
Basic weighted average shares outstanding	31,740,256	31,548,897
Unvested restricted shares	9,789	6,114
Diluted weighted average shares outstanding	31,750,045	31,555,011
Basic net income per share	$0.19	$0.30
Diluted net income per share	$0.19	$0.30
Note 7 - Common Stock
As of March 31, 2017 and December 31, 2016, the Company had 31,673,924 and 31,884,631 shares of common stock outstanding, respectively, including shares issued pursuant to the Dividend Reinvestment Plan ("DRIP") and unvested restricted shares.
On December 30, 2014, the Company filed with the Maryland State Department of Assessments and Taxation articles supplementary to its charter that reclassified 1,000 authorized but unissued shares of the Company’s common stock as shares of convertible stock and set the terms of such convertible shares. The Company then issued 1,000 convertible shares to the Former Advisor for $1.00 per share. The convertible shares automatically converted to shares of common stock upon the first occurrence of certain triggering events, including the termination of the Advisory Agreement with the Former Advisor and the Company, with payouts dependent on the achievement of certain stockholder total return thresholds. Subsequent to September 30, 2016, the Company determined that as a result of the termination of the advisory agreement between the Former Advisor and the Company a triggering event had occurred. Based on the Company’s determination of the enterprise value of the Company on the date of the triggering event, the total distributions paid to the Company’s stockholders through the date of the triggering event, and the sum of the Company's stockholders’ invested capital as of the date of the triggering event, that the convertible shares converted into a number of common shares equal to zero. As a result, the convertible shares that were issued to the Former Advisor have been extinguished and no common shares were issued in connection with the conversion and the par value of the shares was transferred to Additional Paid In Capital upon extinguishment.
Distributions
In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, without regard to the deduction for distributions paid and excluding net capital gains. The Company must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate U.S. federal income taxes.
On May 13, 2013, the Company's board of directors authorized and declared a distribution calculated daily at a rate of $0.00565068493 per day, which is equivalent to $2.0625 per annum, per share of common stock. In March 2016, the Company's board of directors ratified the existing distribution amount equivalent to $2.0625 per annum for calendar year 2016. On November 10, 2016 the Company’s board of directors changed the DRIP offer price to $20.05, which is equal to the estimated per-share NAV as of September 30, 2016 approved by the board of directors. The price change was applied to the reinvestment of distributions commencing with the October 2016 distributions. On March 28, 2017, the Company's board of directors authorized and declared a distribution calculated daily at a rate of $0.00565068493 per day, which is equivalent to $2.0625 per annum, per share of common stock. The Company's distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The Board may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distributions payments are not assured. The Company distributed $16.1 million during the three months ended March 31, 2017, comprised of $10.4 million in cash and $5.7 million in shares of common stock issued under the DRIP. The Company distributed $16.2 million during the three months ended March 31, 2016.
Share Repurchase Program

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

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

The following table reflects the number of shares repurchased under the SRP cumulatively through March 31, 2017:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2016	985	918,683	$23.94
January 1 - March 31, 2017	502	496,678	19.04
Cumulative as of March 31, 2017	1,487	1,415,361	$22.22
Note 8 - Commitments and Contingencies
Unfunded Commitments for Commercial Mortgage Loans
As of March 31, 2017 and December 31, 2016, the Company had the below unfunded commitments to the Company's borrowers.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Funding Expiration	March 31, 2017	December 31, 2016
2016	$—	$—
2017	7,367	7,794
2018	52,014	62,368
2019	13,954	9,072
2023	—	—
Total	$73,335	$79,234

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
The Company did not record any accrual in the March 31, 2017 financial statements related fee and expense request as the Company does not believe it is probable there will be a judgment against the Company that would have a material effect on the Company’s financial statements. The Company estimates the range of possible loss to be between $0 and $750,000.
Note 9 - Related Party Transactions and Arrangements
The Company entered into the Advisory Agreement with the Advisor on September 29, 2016.
The Advisor receives an acquisition fee of 1.0% of the principal amount funded by the Company to originate or acquire commercial mortgage loans and 1.0% of the anticipated net equity funded by the Company to acquire real estate securities; provided, however, that if and when the aggregate purchase price for all investments acquired after the date of the Advisory Agreement reaches $600,000,000, the Company’s obligation to pay acquisition fees to the Advisor shall terminate. The Company reimburses the Advisor for insourced expenses incurred by the Advisor on behalf of the Company related to selecting, evaluating, originating and acquiring investments in an amount up to 0.5% of the principal amount funded by the Company to originate or acquire commercial mortgage loans and up to 0.5% of the anticipated net equity funded by the Company to acquire real estate securities investments. In no event will the total of all acquisition fees and acquisition expenses exceed 4.5% of the principal amount funded with respect to the Company's total portfolio including subsequent funding to investments in the Company's portfolio.
The Company pays the Advisor, or its affiliates, a monthly asset management fee equal to one-twelfth of 1.5% of stockholder’s equity as calculated pursuant to the Advisory Agreement. The Company will pay the Advisor, an annual subordinated performance fee calculated on the basis of total return to stockholders, payable monthly in arrears, such that for any year in which total return on stockholders’ capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return; provided that in no event will the annual subordinated performance fee payable to the Advisor exceed 10.0% of the aggregate total return for such year. The Company will reimburse the Advisor for expenses incurred related to administrative services such as accounting, legal and other services in accordance with the advisory agreement. Except as noted below, the Company did not make any payments to the Advisor prior to entering into the Advisory Agreement.
Until September 29, 2016, the Former Advisor served as the Company’s advisor and the Company paid the Former Advisor certain fees and expense reimbursements pursuant to its advisory agreement with the Former Advisor. The fees and expense reimbursements reflected for the three months ended March 31, 2016 in the table below were paid to the Former Advisor.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

During the three months ended March 31, 2017, and 2016, the Company paid acquisition fees and expenses of $1.4 million and $0.2 million respectively, of which $0.6 million and $0.2 million respectively, have been recognized in Acquisition fees on the Company's consolidated statement of operations. In addition, during the three months ended March 31, 2017, the Company capitalized $0.8 million of acquisition expenses included in Commercial mortgage loans within the Company's consolidated balance sheets, which is amortized over the life of each investment using the effective interest method. The Company did not capitalize any acquisitions expenses for the three months ended March 31, 2016.
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
During the three months ended March 31, 2017, and 2016, the Company incurred $2.3 million and $2.4 million in asset management fees, respectively. These asset management fees are recorded in "Asset management and subordinated performance fee" within the consolidated statements of operations.
The Company is required to pay the Advisor an annual subordinated performance fee calculated on the basis of total return to stockholders, payable monthly in arrears, such that for any year in which total return on stockholders’ capital exceeds 6.0% per annum, the Former Advisor will be entitled to 15.0% of the excess total return; provided that in no event will the annual subordinated performance fee payable to the Former Advisor exceed 10.0% of the aggregate total return for such year. This fee will be payable only upon the sale of assets, distributions or other event which results in the Company's return on stockholders’ capital exceeding 6.0% per annum.
The Company did not incur an annual subordinated performance fee during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company incurred an annual subordinated performance fee of $0.6 million. The subordinated performance fee is recorded in "Asset management and subordinated performance fees" within the Company's consolidated statements of operations.
The table below depicts related party fees and reimbursements in connection with the operations of the Company for the three and nine months ended March 31, 2017 and 2016 and the associated payable as of March 31, 2017 and December 31, 2016 (in thousands):

	Three Months Ended March 31,		Payable as of
	2017	2016	March 31, 2017	December 31, 2016
Total compensation and reimbursement for services provided by the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager	$—	$—	$480	$480
Acquisition fees and expenses (1)	1,412	157	—	—
Administrative services expenses	855	816	855	1,000
Advisory and investment banking fee	—	6	—	—
Asset management and subordinated performance fee	2,312	3,010	2,340	2,439
Other related party expenses	48	26	66	145
Total related party fees and reimbursements	$4,627	$4,015	$3,741	$4,064
________________________
1 Includes amortization of capitalized acquisition fees and expenses.
The payables as of March 31, 2017 and December 31, 2016 in the table above are included in "Due to affiliates" in the Company's consolidated balance sheets.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

Subject to the limitations outlined below, the Company reimbursed the Former Advisor's cost of providing administrative services and personnel costs in connection with other services provided, in addition to paying an asset management fee; however, the Company did not reimburse the Former Advisor for personnel costs in connection with services for which the Former Advisor received acquisition fees or disposition fees. For the three months ended March 31, 2017 and March 31, 2016, the Company incurred $0.9 million and $0.8 million of administrative costs in connection with the operations of the Company, which is included in "Administrative services expenses" in the consolidated statements of operations.
The Advisor is required to pay any expenses in which the Company's operating expenses as defined by North American Securities Administrators Association at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets or (ii) 25.0% of net income for such expense year. For the preceding four fiscal quarters, the Company did not exceed the greater of the two aforementioned criteria as of March 31, 2017.
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
CMBS are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar real estate securities and the spreads used in the prior valuation. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. The Company obtains current market spread information where available and uses this information in evaluating and validating the market price of all CMBS. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of March 31, 2017 and December 31, 2016, the Company obtained broker quotes for determining the fair value of each CMBS investment used. As the broker quotes were both limited and non-binding, the Company has classified the CMBS as level III.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of March 31, 2017 and December 31, 2016 (in thousands):

	Total	Level I	Level II	Level III
March 31, 2017
Real estate securities	$25,733	$—	$—	$25,733
December 31, 2016
Real estate securities	49,049	—	—	49,049
The following table presents additional information about CMBS investments which are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 for which the Company has used Level 3 inputs to determine fair value (dollars in thousands):

	March 31, 2017	Year Ended December 31, 2016
Beginning balance	$49,049	$—
Transfers into Level III	—	57,639
Total realized and unrealized gains (losses)
included in earnings:
Realized loss on sale of real estate securities	(29)	(874)
Impairment losses on real estate securities	—	(310)
Net accretion	6	—
Unrealized gains (losses) included in OCI (1)	1,388	1,719
Purchases	—	—
Sales	(24,681)	(9,125)
Cash repayments/receipts	—	—
Transfers out of Level III	—	—
Ending balance	$25,733	$49,049
________________________
(1) - Unrealized gains included in Other comprehensive income ("OCI") are attributable to assets still held at March 31, 2017 and December 31, 2016.

Financial Instruments Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company's financial instruments carried at fair value on a non-recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of December 31, 2016 (in thousands):

	Total	Level I	Level II	Level III
March 31, 2017(*)
Commercial mortgage loans, held-for-sale, measured at fair value	$53,305	$—	$—	$53,305
December 31, 2016(*)
Commercial mortgage loans, held-for-sale, measured at fair value	21,179	—	—	21,179
________________________
* As of March 31, 2017 and December 31, 2016, the Company's portfolio of commercial real estate loans held-for-sale were carried at the lower of cost or market value. The fair value of certain held-for-sale loans were adjusted to reflect fair value of the assets based on the sales price received from a potential buyer.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no transfers between levels within fair value hierarchy during the three months ended March 31, 2017.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
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

Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of March 31, 2017 and December 31, 2016 (in thousands):

		Level	Carrying Amount	Fair Value
March 31, 2017
Commercial mortgage loans (1)	Asset	III	$1,011,657	$987,810
Collateralized loan obligation	Liability	II	229,088	231,954
December 31, 2016
Commercial mortgage loans(1)	Asset	III	1,048,737	1,029,756
Collateralized loan obligation	Liability	II	278,450	282,001
________________________
1 The carrying value is gross of $2.8 million and $2.2 million of allowance for loan losses as of March 31, 2017 and December 31, 2016, respectively.
The fair value of the commercial mortgage loans is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The Company received broker quotes for each tranche of CLO to determine the fair value of the debt.
Note 11 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of March 31, 2017 and December 31, 2016, (in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Repurchase Agreements	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments as Collateral Pledged (*)	Cash Collateral Pledged	Net Amount
March 31, 2017
Commercial mortgage loans	$340,948	$—	$340,948	$510,972	$5,005	$—
Real estate securities	52,174	—	52,174	80,376	102	—
December 31, 2016
Commercial mortgage loans	257,664	—	257,664	399,914	5,000	—
Real estate securities	66,639	—	66,639	102,358	21	—
* Includes $54.6 million and $53.3 million Tranche C of Company issued CLO held by the Company, which eliminates within the real estate securities, at fair value line of the consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

The following table represents the Company's operations by segment for the three months ended March 31, 2017 and 2016 (in thousands):

Three Months Ended March 31, 2017	Total	Real Estate Debt	Real Estate Securities
Interest income	$18,879	$18,208	$671
Interest expense	5,428	4,993	435
Net income	6,049	5,949	100
Three Months Ended March 31, 2016
Interest income	20,291	18,676	1,615
Interest expense	4,768	4,091	677
Net income	9,420	9,059	361

The following table represents the Company's total assets by segment as of March 31, 2017 and December 31, 2016 (in thousands):

As of March 31, 2017	Total	Real Estate Debt	Real Estate Securities
Total Assets	$1,255,278	$1,229,244	$26,034
As of December 31, 2016
Total Assets	1,248,125	1,198,806	49,319

For the purposes of the table above, any expenses not associated with a specific segment have been allocated to the business segments using a percentage derived by using the sum of commercial mortgage loans, net and real estate securities, at fair value as the denominator and commercial mortgage loans, net and real estate securities, at fair value as the numerators.
Note 13 - Subsequent Events
On May 9, 2017, the Company’s loan servicer notified the Company of a maturity default on one of the Company’s mezzanine loans. The borrower of the loan had been current through April 2017. The Company is currently evaluating the impact of, and any actions it intends to take regarding, the maturity default. Based on the Company’s preliminary assessment, the Company does not believe there to be risk of any principal loss as of the filing of this form 10Q.

Distributions Paid
On April 3, 2017, the Company paid a distribution of $5.5 million to stockholders of record during the month of March 2017. The Company paid $3.6 million of the distribution in cash, while $1.9 million was used to purchase 96,082 shares through the DRIP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying consolidated financial statements of Benefit Street Partners Realty Trust, Inc. The notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission (the "SEC") on March 29, 2017.
As used herein, the terms "we," "our" and "us" refer to Benefit Street Partners Realty Trust, Inc., a Maryland corporation, and, as required by context, to Benefit Street Partners Realty Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to its subsidiaries. We are externally managed by Benefit Street Partners, L.L.C. (our "Advisor").
The forward-looking statements contained in this Quarterly Report on Form 10-Q may include, but are not limited to, statements as to:

•	our business and investment strategy;

•	our ability to make investments in a timely manner or on acceptable terms;

•	current credit market conditions and our ability to obtain long-term financing for our investments in a timely manner and on terms that are consistent with what we project when we invest;

•	the effect of general market, real estate market, economic and political conditions, including the recent economic slowdown and dislocation in the global credit markets;

•	our ability to make scheduled payments on our debt obligations;

•	our ability to generate sufficient cash flows to make distributions to our stockholders;

•	our ability to generate sufficient debt and equity capital to fund additional investments;

•	our ability to refinance our existing financing arrangements;

•	the degree and nature of our competition;

•	the availability of qualified personnel;

•	our ability to maintain our qualification as a real estate investment trust ("REIT"); and

•	other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

The Advisor, an SEC-registered investment adviser, is a credit-focused alternative asset management firm. The Advisor manages assets across a broad range of complementary credit strategies, including high yield, levered loans, private/

opportunistic debt, liquid credit, structured credit and commercial real estate debt. The Advisor is affiliated with Providence Equity Partners L.L.C.
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
Significant Accounting Policies and Use of Estimates
A summary of our significant accounting policies is set forth in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in this Quarterly Report on Form 10-Q. A full disclosure of our significant accounting polices is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Portfolio
As of March 31, 2017 and December 31, 2016, our portfolio consisted of 67 and 71 loans (the "Loans") and 2 and 6 investments in CMBS, respectively. The Loans held for investment had a total carrying value, net of allowance for loan losses, of $1,008.9 million and $1,046.6 million, and our CMBS investments had a fair value of $25.7 million and $49.0 million as of March 31, 2017 and December 31, 2016, respectively. For our loans, we currently estimate loss rates based on historical realized losses experienced in the industry and take into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. We recorded a general allowance for loan losses as of March 31, 2017 and December 31, 2016 in the amount of $2.8 million and $2.2 million, respectively. There were no impaired or specifically reserved loans in the portfolio as of March 31, 2017 and December 31, 2016.
As of March 31, 2017 and December 31, 2016, our Loans had a weighted average coupon of 6.2% and 6.1%, and a weighted average life of 1.7 and 1.9 years, respectively. Our CMBS investments had a weighted average coupon of 7.9% and 5.8% and a remaining life of 5.1 and 3.1 years as of March 31, 2017 and December 31, 2016, respectively. The following charts summarize our portfolio as a percentage of par value, including CMBS, by the collateral type, geographical region and coupon rate type as of March 31, 2017 and December 31, 2016:

An investments region classification is defined according to the map below based on the location of investments' secured property.

The following charts show the par value by maturity year for the investments in our portfolio as of March 31, 2017 and December 31, 2016.

The following table shows selected data from our commercial mortgage loans portfolio as of March 31, 2017 (in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior 1	Retail	$7,460	1M LIBOR + 4.75%	5.9%	78.0%
Senior 2	Office	8,676	1M LIBOR + 4.65%	5.9%	70.8%
Senior 3	Office	38,750	1M LIBOR + 5.25%	6.4%	75.0%
Senior 4	Office	13,442	1M LIBOR + 4.75%	5.8%	74.4%
Senior 5	Retail	14,600	1M LIBOR + 4.25%	5.4%	65.0%
Senior 6	Office	19,979	1M LIBOR + 4.55%	5.5%	70.0%
Senior 7	Multifamily	14,852	1M LIBOR + 4.50%	5.7%	76.0%
Senior 8	Office	12,000	1M LIBOR + 4.75%	5.7%	54.1%
Senior 9	Multifamily	24,085	1M LIBOR + 4.25%	5.3%	69.6%
Senior 10	Retail	9,850	1M LIBOR + 5.25%	6.4%	80.0%
Senior 11	Industrial	19,142	1M LIBOR + 4.25%	5.4%	68.0%
Senior 12	Hospitality	10,350	1M LIBOR + 5.50%	6.7%	69.9%
Senior 13	Office	33,734	1M LIBOR + 4.65%	5.9%	80.0%
Senior 14	Retail	4,725	1M LIBOR + 5.50%	6.8%	72.0%
Senior 15	Retail	25,688	1M LIBOR + 4.75%	6.0%	55.0%
Senior 16	Multifamily	44,192	1M LIBOR + 4.00%	5.0%	77.0%
Senior 17	Retail	7,500	1M LIBOR + 5.00%	6.3%	59.0%
Senior 18	Office	13,440	1M LIBOR + 5.00%	6.2%	75.0%
Senior 19	Hospitality	15,375	1M LIBOR + 5.30%	6.4%	73.5%
Senior 20	Hospitality	9,660	1M LIBOR + 5.50%	6.8%	55.3%
Senior 21	Multifamily	18,941	1M LIBOR + 4.20%	5.3%	76.4%
Senior 22	Multifamily	44,595	1M LIBOR + 4.25%	5.4%	77.0%
Senior 23	Retail	9,450	1M LIBOR + 4.90%	6.0%	69.2%
Senior 24	Industrial	33,655	1M LIBOR + 4.00%	4.9%	65.0%
Senior 25	Mixed Use	45,235	1M LIBOR + 5.50%	6.7%	72.6%
Senior 26	Office	28,431	1M LIBOR + 4.60%	5.7%	65.0%
Senior 27	Hospitality	16,800	1M LIBOR + 4.90%	5.9%	74.0%
Senior 28	Office	35,000	1M LIBOR + 5.00%	6.0%	79.0%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior 29	Office	6,290	1M LIBOR + 4.90%	5.9%	80.0%
Senior 30	Retail	11,800	1M LIBOR + 4.75%	5.9%	79.4%
Senior 31	Retail	13,500	1M LIBOR + 5.00%	6.2%	78.0%
Senior 32	Retail	11,684	1M LIBOR + 4.50%	5.6%	74.8%
Senior 33	Multifamily	18,075	1M LIBOR + 4.50%	5.5%	75.0%
Senior 34	Office	31,250	1M LIBOR + 4.50%	5.6%	75.0%
Senior 35	Multifamily	26,410	1M LIBOR + 4.25%	5.4%	79.7%
Senior 36	Multifamily	25,200	1M LIBOR + 3.85%	4.7%	76.8%
Senior 37	Multifamily	8,707	1M LIBOR + 3.95%	4.8%	77.5%
Senior 38	Multifamily	13,120	1M LIBOR + 3.95%	4.8%	78.2%
Senior 39	Multifamily	5,894	1M LIBOR + 4.05%	4.9%	80.0%
Senior 40	Office	28,489	1M LIBOR + 4.25%	5.3%	73.3%
Senior 41	Multifamily	14,546	1M LIBOR + 5.00%	6.1%	76.7%
Senior 42	Retail	27,249	1M LIBOR + 4.75%	5.7%	67.4%
Senior 43	Multifamily	10,922	1M LIBOR + 4.75%	5.8%	75.0%
Senior 44	Office	15,030	1M LIBOR + 5.35%	6.5%	47.1%
Senior 45	Multifamily	14,000	1M LIBOR + 5.00%	6.0%	56.3%
Senior 46	Office	16,300	1M LIBOR + 6.00%	7.3%	75.0%
Senior 47	Retail	13,700	1M LIBOR + 4.75%	5.9%	62.6%
Senior 48	Retail	28,500	1M LIBOR + 4.73%	5.7%	74.1%
Mezzanine 1	Office	5,000	11.00%	10.8%	63.6%
Mezzanine 2	Hospitality	11,000	1M LIBOR + 7.05%	8.0%	70.0%
Mezzanine 3	Office	13,399	1M LIBOR + 7.25%	8.2%	76.0%
Mezzanine 4	Office	7,000	12.00%	11.9%	78.3%
Mezzanine 5	Hospitality	12,000	1M LIBOR + 9.00%	9.9%	74.2%
Mezzanine 6	Retail	1,963	13.00%	12.9%	85.0%
Mezzanine 7	Office	5,079	3M LIBOR + 10.00%	11.1%	79.5%
Mezzanine 8	Multifamily	3,480	9.50%	9.4%	84.5%
Mezzanine 9	Office	10,000	1M LIBOR + 8.00%	8.9%	80.0%
Mezzanine 10	Multifamily	4,000	12.00%	11.7%	74.5%
Mezzanine 11	Office	10,000	10.00%	10.9%	79.0%
Mezzanine 12	Office	10,000	1M LIBOR + 10.75%	15.9%	80.0%
Mezzanine 13	Hospitality	7,140	10.00%	11.5%	73.9%
Mezzanine 14	Hospitality	3,900	10.00%	11.5%	73.9%
Mezzanine 15	Hospitality	12,510	10.00%	11.5%	73.9%
Mezzanine 16	Hospitality	8,050	10.00%	11.5%	73.9%
Mezzanine 17	Hospitality	6,156	5.46%	12.7%	76.7%
Mezzanine 18	Hospitality	12,350	1M LIBOR + 10.00%	10.9%	74.0%
Subordinate 1	Retail	10,000	11.00%	11.0%	50.1%
		$1,073,300		6.5%	72.4%
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

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt and real estate securities segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017			2016
	Average Carrying Value(1)	Interest Income / Expense(2)	WA Yield / Financing Cost(3)(4)	Average Carrying Value(1)	Interest Income / Expense(2)	WA Yield / Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$1,064,405	$18,208	6.8%	$1,132,923	$18,667	6.6%
Real estate securities	43,745	671	6.1%	132,010	1,615	4.9%
Total	$1,108,150	$18,879	6.8%	$1,264,933	$20,282	6.4%
Interest-bearing liabilities:
Repurchase Agreements - Loans	$280,468	$2,824	4.0%	$231,185	$1,983	3.4%
Repurchase Agreements - Securities	63,611	435	2.7%	123,513	677	2.2%
Collateralized loan obligations	258,653	2,169	3.4%	288,106	2,108	2.9%
Total	$602,732	$5,428	3.6%	$642,804	$4,768	3.0%
Net interest income/spread		$13,451	3.2%		$15,514	3.4%
Average leverage %(5)	54.4%			50.8%
Weighted average levered yield(6)			8.5%			8.1%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for three months ended March 31, 2017 and 2016, respectively.
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
Interest Income
The primary driver for decreased interest income during the three months ended March 31, 2017 compared to the same period in 2016 was the decrease in the size of our portfolio resulting from payoffs and sales of our Loans and sales of CMBS positions. As of March 31, 2017, our Loans had a total carrying value of $1,065.0 million and our CMBS investments had a fair value of $25.7 million, while as of March 31, 2016, the Loans had a total carrying value of $1,126.4 million and our CMBS investments had a fair value of $124.9 million. This decrease was partially offset by an increase in yield on our investments by 40 basis points quarter over quarter, primarily due to increases in the LIBOR index rate during the three months ended March 31, 2017.
Interest Expense
Interest expense for the three months ended March 31, 2017 was $0.7 million higher compared to the three months ended March 31, 2016. The increase in interest expense equates to a 60 basis point increase in rates on interest-bearing liabilities primarily due to increases in the 1 Month LIBOR, the benchmark index for our financing lines.

Expenses from Operations
Expenses from operations for the three months ended March 31, 2017 and 2016 were made up of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Asset management and subordinated performance fee	$2,312	$3,010
Acquisition fees and acquisition expenses	624	157
Professional fees	767	1,261
Administrative services expenses	855	816
Other expenses	606	694
Total expenses from operations	$5,164	$5,938
For the three months ended March 31, 2017, expenses from operations were primarily related to asset management and subordinated performance fees. During the three months ended March 31, 2017 and March 31, 2016, we incurred $2.3 million and $3.0 million of asset management and subordinated performance fees, respectively, a decrease of $0.7 million. The entire $2.3 million in the asset management and subordinated performance fee line for the three months ended March 31, 2017 is composed of asset management fees, as there was no subordinated performance fee due to applicable conditions not having been satisfied.
Additionally, we have incurred approximately $0.9 million of administrative service expenses related to general and administrative expense reimbursement to the Advisor for three months ended March 31, 2017. In addition, our professional fees decreased by approximately $0.5 million during the three months ended March 31, 2017 compared to 2016 due to lower engagement of various consulting and advisory services. For the three months ended March 31, 2016, our expenses from operations were primarily related to asset management and subordinated performance fees of $3.0 million.
Liquidity and Capital Resources
Our principal demands for cash will be acquisition costs, including the purchase price of any investments we originate or acquire, the payment of our operating and administrative expenses, continuing debt service obligations, and distributions to our stockholders. We currently believe that we have sufficient liquidity and capital resources available for all anticipated uses, including the acquisition of additional investments, required debt service and the payment of cash dividends.
Loan Repo Facilities
As of March 31, 2017, we were party to repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility") and Goldman Sachs Bank USA (the "GS Repo Facility"). The JPM Repo Facility matures on June 17, 2017 and, as amended on October 5, 2016, provides up to $300.0 million in advances. The GS Repo Facility initially matures on December 27, 2018, with a one-year extension at the Company’s option, which may be exercised upon the satisfaction of certain conditions, and provides up to $250.0 million in advances. Both the JPM Repo Facility and GS Repo Facility are subject to various adjustments. Advances under the JPM Repo Facility accrue interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of between 2.25% to 4.50%, depending on the attributes of the purchased assets. Borrowings under the GS Repo Facility accrue interest at per annum rates equal to the sum of (i) a spread over LIBOR of between 2.35% to 2.85%, depending on the attributes of the purchased asset, and (ii) 0.50%. As of March 31, 2017,we were in compliance with all debt covenants.
As of March 31, 2017 and December 31, 2016, there was $251.9 million and $257.7 million of principal outstanding on the JPM Repo Facility, respectively. As of March 31, 2017 we had $89.1 million outstanding under the GS Repo Facility. The Company had no advances under the GS Repo Facility as of December 31, 2016.
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
CMBS Master Repurchase Agreements ("MRAs")
We entered into various MRAs that allow us to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary. As of March 31, 2017 and December 31, 2016, we entered into six MRAs, of which three were in use, described below (in thousands):

	Amount			Weighted Average
Counterparty	Outstanding	Accrued Interest	Collateral Pledged (*)	Interest Rate	Days to Maturity
As of March 31, 2017
J.P. Morgan Securities LLC	$52,174	$119	$80,376	3.10%	90
Total/Weighted Average	$52,174	$119	$80,376	3.10%	90

As of December 31, 2016
J.P. Morgan Securities LLC	$59,122	$96	$92,658	2.55%	6
Citigroup Global Markets, Inc.	3,879	1	4,850	2.11%	26
Wells Fargo Securities, LLC	3,638	4	4,850	2.05%	13
Total/Weighted Average	$66,639	$101	$102,358	2.50%	8
(*) Collateral includes $54.6 million and $53.3 million Tranche C of Company issued CLO held by the Company, which eliminates within the real estate securities, at fair value line of the consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.
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
Distributions
On May 13, 2013, our board of directors authorized, and declared a distribution calculated daily at a rate of $0.00565068493, which is equivalent to $2.0625 per annum, per share of common stock. In March 2016, our board of directors ratified the existing distribution amount equivalent to $2.0625 per annum for calendar year 2016. The distribution will be payable by the fifth day following the end of each month to stockholders of record at the close of business each day during the prior month.
The below table shows the distributions paid on shares outstanding during the three months ended March 31, 2017 and three months ended March 31, 2016 (in thousands):

Three Months Ended March 31, 2017 Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 3, 2017	$3,575	$2,007
February 1, 2017	3,560	1,957
March 1, 2017	3,230	1,770
Total	$10,365	$5,734

Three Months Ended March 31, 2016 Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 4, 2016	$3,225	$2,324
February 2, 2016	3,337	2,159
March 2, 2016	3,057	2,099
Total	$9,619	$6,582

The following table shows the sources for the payment of distributions to common stockholders for the periods presented (in thousands):

	Three Months Ended March 31,
	2017		2016
Distributions:
Cash distributions paid	$10,365		$9,619
Distributions reinvested	5,734		6,582
Total distributions	$16,099		$16,201
Source of distribution coverage:
Cash flows provided by operations	$8,539	53.0%	$9,619	59.4%
Available cash on hand	1,826	11.4%	—	—%
Common stock issued under DRIP	5,734	35.6%	6,582	40.6%
Total sources of distributions	$16,099	100.0%	$16,201	100.0%
Cash flows provided by operations (GAAP)	$8,539		$10,088
Net income (GAAP)	$6,049		$9,420
The following table compares cumulative distributions paid to cumulative net income (in accordance with GAAP) for the period from November 15, 2012 (date of inception) through March 31, 2017 (in thousands):

For the Period from November 15, 2012 (date of inception) to March 31, 2017
Distributions paid:
Common stockholders in cash	$85,444
Common stockholders pursuant to DRIP / offering proceeds	56,158
Total distributions paid	$141,602
Reconciliation of net income:
Net interest income	$130,824
Realized loss on sale of real estate securities	(1,935)
Realized loss on loans held for sale	(135)
Acquisition fees	(13,732)
Other operating expenses	(47,992)
Net income	67,030
Cash flows provided by operations	$72,457
Cash Flows
Cash Flows for the Three Months Ended March 31, 2017
Net cash provided by operating activities for the three months ended March 31, 2017 was $8.5 million. Cash inflows were primarily driven by net income of $6.0 million.
Net cash provided by investing activities for the three months ended March 31, 2017 was $22.7 million. Cash inflows were driven by proceeds from the sale of real estate securities of $24.7 million, proceeds from the sale of commercial mortgage loans of $11.8 million and principal repayments of $80.1 million, offset by additional funding of $93.9 million on existing loans.
Net cash used in financing activities for the three months ended March 31, 2017 was $0.9 million. Cash outflows were primarily driven by $83.3 million from net borrowings on the Repo Facilities offset by $14.5 million from net payment on our CMBS MRAs, the payment of $10.4 million in cash distributions paid to stockholders, $9.5 million of stock redemptions and repayments on collateralized debt obligations of $49.5 million.
Cash Flows for the Three Months Ended March 31, 2016
Net cash provided by operating activities for the three months ended March 31, 2016 was $10.1 million. Cash inflows were primarily driven by net income of $9.4 million.
Net cash used in investing activities for the three months ended March 31, 2016 was $0.5 million. Cash outflows were primarily driven by additional funding of $9.7 million on existing loans, partially offset by principal repayments of $10.2 million.

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
Related Party Arrangements
We entered into the Advisory Agreement with the Advisor on September 29, 2016.
The Advisor receives an acquisition fee of 1.0% of the principal amount funded by us to originate or acquire commercial mortgage loans and 1.0% of the anticipated net equity funded by us to acquire real estate securities; provided, however, that if and when the aggregate purchase price for all investments acquired after the date of the Advisory Agreement reaches $600,000,000, our obligation to pay acquisition fees to the Advisor shall terminate. We reimburse the Advisor for insourced expenses incurred by the Advisor on our behalf related to selecting, evaluating, originating and acquiring investments in an amount up to 0.5% of the principal amount funded by us to originate or acquire commercial mortgage loans and up to 0.5% of the anticipated net equity funded by us to acquire real estate securities investments. In no event will the total of all acquisition fees and acquisition expenses exceed 4.5% of the principal amount funded with respect to our total portfolio including subsequent funding to investments in our portfolio.
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
Total Costs Incurred Due to Related Party Arrangements
The table below shows the costs incurred due to arrangements with our Advisor (with respect to the three months ended months ended March 31, 2017) and the Former Advisor and its affiliates (with respect to the three months ended months ended March 31, 2016) during the three months ended months ended March 31, 2017 and 2016 and the associated payable as of March 31, 2017 and December 31, 2016 (in thousands). See Note 9 - Related Party Transactions and Arrangements for further detail.

	Three Months Ended March 31,		Payable as of
	2017	2016	March 31, 2017	December 31, 2016
Total commissions and fees incurred from the Former Dealer Manager in connection with the offering	$—	$—	$—	$—
Total compensation and reimbursement for services provided by the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager	—	—	480	480
Acquisition fees and expenses(1)	1,412	157	—	—
Administrative services expenses	855	816	855	1,000
Advisory and investment banking fee	—	6	—	—
Asset management and subordinated performance fee	2,312	3,010	2,340	2,439
Other related party expenses	48	26	66	145
Total	$4,627	$4,015	$3,741	$4,064
________________________
1 Includes amortization of capitalized acquisition fees and expenses.
The payables as of March 31, 2017 and December 31, 2016 in the table above are included in Due to affiliates on our consolidated balance sheets.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements as of March 31, 2017 and through the date of the filing of this Form 10-Q.

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
The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Funds From Operations:
Net income (GAAP)	$6,049	$9,420
Funds from operations	$6,049	$9,420
Modified Funds From Operations:
Funds from operations	$6,049	$9,420
Accretion of premiums, discounts and fees on investments, net	(634)	(575)
Acquisition fees	624	157
Unrealized losses on loans held-for-sale	1,350	—
Loan loss (recovery)/provision	612	165
Modified funds from operations	$8,001	$9,167
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
As of March 31, 2017 and December 31, 2016, our portfolio included 67 and 71 variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	March 31, 2017	December 31, 2016
(-) 25 Basis Points	(1.58)%	(1.94)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	3.15%	3.89%
(+) 100 Basis Points	6.30%	7.78%
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
Changes in Internal Controls Over Financial Reporting
Except as noted below, during the three months ended March 31, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. Except as noted below, the Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.  On June 6, 2016, an action was filed against the Company and two of its directors in the United States District Court for the Southern District of New York and styled Rurode v. Realty Finance Trust, Inc., et. al., No. 1:16-cv-04553.  The plaintiff’s individual and derivative complaint alleged that the Company made material misstatements in the proxy statement for its 2016 annual stockholder’s meeting related to an alleged planned merger transaction between the Company and an affiliate of its former advisor.  The plaintiff alleged violations of Section 14(a) of the Securities Exchange Act of 1934 and sought to enjoin the Company’s 2016 annual meeting.  On June 28, 2016, the parties filed, and the court subsequently entered,  a stipulation and order of dismissal of the action, but provided that the court would retain jurisdiction to consider any application by plaintiff for an award of attorneys’ fees.  On October 20, 2016, the plaintiff submitted a request for $0.75 million in fees and expenses. The Company intends to oppose that request. The Company did not record any accrual in the March 31, 2017 financial statements related fee and expense request as the Company does not believe it is probable there will be a judgment against the Company that would have a material effect on the Company’s financial statements.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors" contained in the Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes from these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2017.
Refer to See Note 7 - Common Stock to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our amended and restated share repurchase program (the “SRP”), which became effective on February 28, 2016.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1(1)	Articles of Amendment to the Articles of Restatement, effective January 30, 2017.
10.1(2)	Master Repurchase Agreement, dated as of December 27, 2016, by and between RFT GS Loan, LLC and Goldman Sachs Bank USA.
10.2(2)	Guaranty, dated as of December 27, 2016, by and between Realty Finance Trust, Inc. and Goldman Sachs Bank USA.
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

101*
Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL: (i) the consolidated Balance Sheets, (ii) the consolidated Statements of Operations, (iii) the consolidated Statements of Comprehensive Income, (iv) the consolidated Statement of Changes in Stockholders' Equity, (v) the consolidated Statements of Cash Flows and (vi) the Notes to the consolidated Financial Statements

____________________________________________
* Filed herewith.
(1) Filed as an exhibit to our current report on Form 8-K filed with the SEC on February 3, 2017.
(2) Filed as an exhibit to our current report on Form 8-K filed with the SEC on January 3, 2017.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

Dated: May 12, 2017	By: /s/ Richard J. Byrne Name: Richard J. Byrne Title: Chief Executive Officer and President (Principal Executive Officer)

Dated: May 12, 2017	By: /s/ Jerome S. Baglien Name: Jerome S. Baglien Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)