Form 10-Q
period 2017-06-30
Benefit Street Partners Realty Trust, Inc.
filed 2017-08-11
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2017
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of July 31, 2017 was 31,481,921.

i

PART I
Item 1. Consolidated Financial Statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Cash and cash equivalents	$133,258	$118,048
Restricted cash	5,544	5,021
Commercial mortgage loans, held for investment, net of allowance of $2,600 and $2,181	1,248,333	1,046,556
Commercial mortgage loans, held-for-sale, measured at fair value	9,388	21,179
Real estate securities, available-for-sale, at fair value	15,294	49,049
Receivable for loan repayment	—	401
Accrued interest receivable	6,230	5,955
Prepaid expenses and other assets	3,783	1,916
Total assets	$1,421,830	$1,248,125
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$530,833	$278,450
Repurchase agreements - commercial mortgage loans	177,494	257,664
Other financing - commercial mortgage loans	35,609	—
Repurchase agreements - real estate securities	49,071	66,639
Interest payable	987	897
Distributions payable	5,432	5,591
Accounts payable and accrued expenses	2,105	1,170
Due to affiliates	3,861	4,064
Total liabilities	$805,392	$614,475
Commitment and Contingencies (See Note 8)
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 949,999,000 shares authorized, 31,957,913 and 31,884,631 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	319	319
Additional paid-in capital	706,459	704,500
Accumulated other comprehensive income (loss)	448	(500)
Accumulated deficit	(90,788)	(70,669)
Total stockholders' equity	616,438	633,650
Total liabilities and stockholders' equity	$1,421,830	$1,248,125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Interest income	$20,843	$20,222	$39,722	$40,513
Less: Interest expense	7,717	5,393	13,145	10,161
Net interest income	13,126	14,829	26,577	30,352
Operating expenses:
Asset management and subordinated performance fee	2,341	3,015	4,653	6,025
Acquisition fees and acquisition expenses	1,866	223	2,490	380
Administrative services expenses	950	539	1,805	1,355
Professional fees	1,205	811	1,972	2,072
Other expenses	756	712	1,362	1,406
Total Operating Expenses	7,118	5,300	12,282	11,238

Loan loss provision	(193)	669	419	834
Realized loss on loans sold	1,718	—	1,965	—
Realized (gain) loss on sale of real estate securities	(201)	—	(172)	—
Unrealized (Gain) Loss on loans held-for-sale	(1,597)	—	(247)	—
Net income	$6,281	$8,860	$12,330	$18,280

Basic net income per share	$0.20	$0.28	$0.39	$0.58
Diluted net income per share	$0.20	$0.28	$0.39	$0.58
Basic weighted average shares outstanding	31,850,897	31,802,261	31,796,504	31,676,513
Diluted weighted average shares outstanding	31,860,444	31,807,927	31,806,170	31,682,402

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$6,281	$8,860	$12,330	$18,280
Unrealized gain/(loss) on available-for-sale securities	(440)	2,391	948	(2,573)
Comprehensive income attributable to Benefit Street Partners Realty Trust, Inc.	$5,841	$11,251	$13,278	$15,707

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2016	31,884,631	$319	$704,500	$(500)	$(70,669)	$633,650
Common stock repurchases	(497,005)	(5)	(9,444)	—	—	(9,449)
Common stock issued through distribution reinvestment plan	570,287	5	11,388	—	—	11,393
Share-based compensation	—	—	15	—	—	15
Net income	—	—	—	—	12,330	12,330
Distributions declared	—	—	—	—	(32,449)	(32,449)
Other comprehensive income	—	—	—	948	—	948
Balance, June 30, 2017	31,957,913	$319	$706,459	$448	$(90,788)	$616,438

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$12,330	$18,280
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(1,159)	(1,143)
Accretion of deferred commitment fees	(1,124)	(765)
Amortization of deferred financing costs	2,366	1,333
Share-based compensation	15	18
Change in unrealized losses on loans held for sale	(247)	—
Change in unrealized losses on real estate securities	—	—
Loan loss provision	419	834
Changes in assets and liabilities:
Accrued interest receivable	849	877
Prepaid expenses and other assets	1,799	(20)
Accounts payable and accrued expenses	935	52
Due to affiliates	(203)	(278)
Interest payable	90	16
Net cash provided by operating activities	$16,070	$19,204
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans	$(395,929)	$(25,194)
Proceeds from sale of real estate securities	34,888	—
Proceeds from sale of commercial mortgage loans	67,586	—
Principal repayments received on commercial mortgage loans	137,767	22,401
Principal repayments received on real estate securities	—	2,213
Net cash provided by investing activities	$(155,688)	$(580)
Cash flows from financing activities:
Common stock repurchases	$(9,449)	$(6,013)
Borrowings under collateralized loan obligations	339,500	—
Repayments of collateralized loan obligations	(81,270)	—
Borrowings on repurchase agreements - commercial mortgage loans	266,579	104,626
Repayments of repurchase agreements - commercial mortgage loans	(346,748)	(48,809)
Borrowings on repurchase agreements - real estate securities	245,532	715,666
Repayments of repurchase agreements - real estate securities	(263,100)	(713,597)
Other financing - commercial mortgage loans	36,200	—
Increase in restricted cash related to financing activities	(523)	(1,132)
Payments of deferred financing costs	(10,678)	(816)
Distributions paid	(21,215)	(19,703)
Net cash (used in) provided by financing activities	$154,828	$30,222
Net change in cash and cash equivalents	$15,210	$48,846
Cash and cash equivalents, beginning of period	118,048	14,807
Cash and cash equivalents, end of period	$133,258	$63,653

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosures of cash flow information:
Interest paid	$12,258	$8,811
Supplemental disclosures of non-cash flow information:
Distributions payable	$5,432	$5,392
Common stock issued through distribution reinvestment plan	11,393	12,950
Loans transferred to commercial real estate loans, held-for-sale, transferred at fair value	57,513	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 1 - Organization and Business Operations
Benefit Street Partners Realty Trust, Inc. (the "Company"), formerly known as Realty Finance Trust, Inc., is a real estate finance company that primarily originates, acquires and manages a diversified portfolio of commercial real estate debt secured by properties located within the United States. The Company was incorporated in Maryland on November 15, 2012. The Company made a tax election to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2013. The Company believes that it has qualified as a REIT and intends to continue to meet the requirements for qualification and taxation as a REIT. On May 14, 2013, the Company commenced business operations after raising in excess of $2.0 million of equity, the amount required for the Company to release equity proceeds from escrow. Substantially all of the Company's business is conducted through Benefit Street Partners Realty Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and directly or indirectly holds all of the units of limited partner interests in the OP.
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
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2016, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2017. There have been no significant changes to the Company's significant accounting policies during the three months ended June 30, 2017.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
The Company consolidates all entities that it controls through either majority ownership or voting rights. In addition, the Company consolidates all VIEs of which the Company is considered the primary beneficiary. VIEs are entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.
The accompanying consolidated financial statements include the accounts of collateralized loan obligations ("CLOs") issued and securitized by wholly owned subsidiaries of the Company. The Company has determined the CLOs are VIEs of which the Company's subsidiary is the primary beneficiary. The assets and liabilities of the CLOs are consolidated in the accompanying consolidated balance sheet in accordance with ASC 810 - Consolidation.
Acquisition Fees and Acquisition Expenses
The Company incurs acquisition fees and acquisition expenses payable to the Advisor. The Company pays the Advisor an acquisition fee based on the principal amount funded by the Company to originate or acquire commercial mortgage loan investments or on the anticipated net equity funded by the Company to acquire real estate securities. Acquisition fees and acquisition expenses paid to the Company's Advisor in connection with the origination and acquisition of commercial mortgage loan investments and acquisition of real estate securities are evaluated based on the nature of the expense to determine if they should be expensed in the period incurred or capitalized and amortized over the life of the investment. The Company capitalizes certain direct costs relating to the loan origination activities and the cost is amortized over the life of the loan. The Advisor receives an acquisition fee of 1.0% of the principal amount funded by the Company to originate or acquire commercial mortgage loans (or anticipated net equity funded by the Company in the case of acquisitions of real estate securities) and receives reimbursement for insourced acquisition expenses of 0.5%; provided, however, that if and when the aggregate purchase price for all investments acquired after the date of the Advisory Agreement reaches $600,000,000, the Company’s obligation to pay acquisition fees to the Advisor shall terminate. There is no such limitation on the acquisition expense reimbursements.
Commercial Mortgage Loans
Commercial mortgage loans that are held for investment purposes and are anticipated to be held until maturity, are carried at cost, net of unamortized acquisition expenses, discounts or premiums and unfunded commitments. Commercial mortgage loans, held for investment purposes that are deemed to be impaired are carried at amortized cost less a specific allowance for loan losses. Interest income is recorded on the accrual basis and related discounts, premiums and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the Company’s consolidated statements of operations. Guaranteed loan exit fees payable by the borrower upon maturity are accreted over the life of the investment using the effective interest method. The accretion of guaranteed loan exit fees is recognized in interest income in the Company's consolidated statements of operation.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

upon ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased. The Company uses a uniform process for determining its allowance for loan losses. The allowance for loan losses includes a general, formula-based component and an asset-specific component.
General reserves are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. The Company estimates loss rates based on historical realized losses experienced in the industry, given the fact the Company has not experienced any losses, and takes into account current collateral and economic conditions affecting the probability and severity of losses when establishing the allowance for loan losses. The Company performs a comprehensive analysis of its loan portfolio and assigns risk ratings to loans that incorporate management's current judgments about their credit quality based on all known and relevant internal and external factors that may affect collectability. The Company considers, among other things, payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographic location as well as national and regional economic factors. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. Ratings range from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss.
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

See Note 12 - Segment Reporting for further information regarding the Company's segments.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

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
Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (in thousands):

	June 30, 2017	December 31, 2016
Senior loans	$1,179,548	$901,907
Mezzanine loans	71,385	136,830
Subordinated loans	—	10,000
Total gross carrying value of loans	1,250,933	1,048,737
Less: Allowance for loan losses	2,600	2,181
Total commercial mortgage loans, held for investment, net	$1,248,333	$1,046,556
The following table presents the activity in the Company's allowance for loan losses (in thousands):

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Beginning of period	$2,181	$888
Provision for loan losses	419	834
Charge-offs	—	—
Recoveries	—	—
Ending allowance for loan losses	$2,600	$1,722

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

As of June 30, 2017 and December 31, 2016, the Company's total commercial mortgage loan portfolio, including loans held-for-sale, comprised of 70 and 71 loans, respectively.

	June 30, 2017		December 31, 2016
Loan Type	Par Value	Percentage	Par Value	Percentage
Office	$399,402	31.6%	$340,944	31.6%
Multifamily	420,891	33.2%	329,203	30.6%
Hospitality	117,135	9.3%	143,582	13.3%
Retail	229,980	18.2%	154,684	14.4%
Mixed Use	45,235	3.6%	56,136	5.2%
Industrial	53,208	4.2%	52,688	4.9%
	$1,265,851	100.0%	$1,077,237	100.0%
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
All commercial mortgage loans are assigned an initial risk rating of 2.0. As of June 30, 2017 and December 31, 2016, the weighted average risk rating of loans was 2.2 and 2.1, respectively. As of June 30, 2017 and December 31, 2016, the Company did not have any loans that were past due on their payments, in non-accrual status or impaired.
For the six months ended June 30, 2017 and June 30, 2016, the activity in the Company's loan portfolio was as follows (in thousands):

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Balance at Beginning of Year	$1,046,556	$1,124,201
Acquisitions and originations	396,920	25,194
Principal repayments	(137,366)	(22,690)
Discount accretion and premium amortization*	1,146	1,124
Loans transferred to commercial real estate loans, held-for-sale, at fair value	(57,513)	—
Fees capitalized into carrying value of loans	(991)	—
Provision for loan losses	(419)	(834)
Balance at End of Period	$1,248,333	$1,126,995
________________________
* Includes amortization of capitalized acquisition fees and expenses.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 4 - Real Estate Securities
The following is a summary of the Company's real estate securities, CMBS (in thousands):

		Weighted Average
	Number of Investments	Interest Rate	Maturity	Par Value	Fair Value
June 30, 2017	1	8.1%	May 2032	$15,000	$15,294
December 31, 2016	6	5.8%	February 2020	50,000	49,049
The Company classified its CMBS as available-for-sale as of June 30, 2017 and December 31, 2016. These investments are reported at fair value in the consolidated balance sheet with changes in fair value recorded in "accumulated other comprehensive income or loss". The following table shows the amortized cost, unrealized gains/losses and fair value of the Company's CMBS investments as of June 30, 2017 and December 31, 2016 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2017	$14,846	$448	$—	$15,294
December 31, 2016	49,548	—	(499)	49,049
As of June 30, 2017, the Company held 1 CMBS position with an aggregate carrying value of $14.8 million, with an unrealized gain of $0.4 million. As of December 31, 2016, the Company held 6 CMBS positions with an aggregate carrying value of $49.5 million, with an unrealized loss of $0.5 million, of which 2 positions had a total unrealized loss of $0.2 million for a period greater than 12 months.
The Company has recognized a gain of $0.2 million and $0.2 million for the three and six months ended June 30, 2017, respectively, recorded within the realized (gain) loss on sale of real estate securities in the consolidated statement of operations. The Company did not have any realized gains or losses during the three and six months ended June 30, 2016.

The following table provides information on the amounts of gains (losses) on the Company's real estate securities, CMBS, available-for-sale:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Unrealized gains (losses) available-for-sale securities	$(570)	$2,391	$467	$(2,573)
Reclassification adjustment for net (gains) losses on available-for-sale included in net income (loss)	130	—	481	—
Net Reclass	$(440)	$2,391	$948	$(2,573)

The amounts reclassified for net (gain) loss on available-for-sale securities are included in the realized (gain) loss on sale of real estate securities in the Company's consolidated statements of operations.

Note 5 - Debt
Repurchase Agreements - Commercial Mortgage Loans
The Company entered into repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), Goldman Sachs Bank USA (the "GS Repo Facility") and U.S. Bank National Association (the "USB Repo Facility"), collectively (the "Repo Facilities"). The JPM Repo Facility matured on June 12, 2017 and a new extension occurred on the same day, with an initial maturity date of June 12, 2019 and a one-year extension at the Company's option. The outstanding balances as of June 12, 2017 rolled into the new repurchase agreement and provides up to $300.0 million in advances. The GS

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Repo Facility initially matures on December 27, 2018, with a one-year extension at the Company’s option, which may be exercised upon the satisfaction of certain conditions, and provides up to $250.0 million in advances. The USB Repo Facility initially matures on July 15, 2020, with two one-year extensions at the option of the Company, which may be exercised upon the satisfaction of certain conditions, and provides up to $100.0 million in advances. The JPM Repo Facility, GS Repo Facility and USB Repo Facility are subject to various adjustments.
Advances under the JPM Repo Facility currently accrue interest at per annum rates generally equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of 2.40%. Borrowings under the GS Repo Facility accrue interest at per annum rates generally equal to the sum of (i) a spread over LIBOR of between 2.35% to 2.85%, depending on the attributes of the purchased asset, and (ii) 0.50%. Borrowings under the USB Repo Facility accrue interest at per annum rates generally equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin between 2.25% to 3.00%, depending on the attributes of the purchased assets.
We expect to use advances from these repo facilities to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participation interests therein.
As of June 30, 2017 and December 31, 2016, the Company had $115.5 million and $257.7 million outstanding under the JPM Repo Facility with weighted average interest rates on advances of 3.48% and 3.08%, respectively. The Company incurred $5.5 million and $2.2 million in interest expense on the JPM Repo Facility for the six months ended June 30, 2017 and 2016, respectively, including amortization of deferred financing cost.
As of June 30, 2017, the Company had $62.0 million outstanding under the GS Repo Facility with a weighted average interest rate on advances of 3.74%. The Company incurred $2.2 million of interest expense on the GS Repo Facility for the six months ended June 30, 2017, including amortization of deferred financing cost. The Company had no advances under the GS Repo Facility as of December 31, 2016. The Company did not incur any interest expense on the GS Repo Facility during the six months ended June 30, 2016.
As of June 30, 2017, the Company had no draws under the USB Repo Facility. The Company incurred $19.6 thousand of interest expense on the USB Repo Facility for the six months ended June 30, 2017, comprising solely of amortization of deferred financing cost.
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. Should the value of the Company’s collateral decrease as a result of deteriorating credit quality, resulting margin calls may cause an adverse change in the Company’s liquidity position. As of June 30, 2017 and December 31, 2016, the Company is in compliance with all debt covenants.
The Company entered into a financing arrangement with Pacific Western Bank for term financing (“PWB Financing”) on May 17, 2017. The PWB Financing provided the Company with $36.2 million and is collateralized by a portfolio asset of $54.2 million. The PWB Financing currently accrues interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of 4.00%. The PWB Financing initially matures on June 9, 2019, with two one-year extension options at the Company’s option. The Company incurred $0.2 million of interest expense on the PWB Financing for the six months ended June 30, 2017, including amortization of deferred financing cost.

Repurchase Agreements - Real Estate Securities
The Company has entered into various Master Repurchase Agreements (the "MRAs") that allow the Company to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary. Below is a summary of the Company's MRAs as of June 30, 2017 and December 31, 2016 (in thousands):

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (*)	Interest Rate	Days to Maturity
As of June 30, 2017
J.P. Morgan Securities LLC	$49,071	$96	$71,058	3.09%	39
Total/Weighted Average	$49,071	$96	$71,058	3.09%	39

As of December 31, 2016
J.P. Morgan Securities LLC	$59,122	$96	$92,658	2.55%	6
Citigroup Global Markets, Inc.	3,879	1	4,850	2.11%	26
Wells Fargo Securities, LLC	3,638	4	4,850	2.05%	13
Total/Weighted Average	$66,639	$101	$102,358	2.50%	8
* Includes $55.8 and $53.3 Tranche C of Company issued CLO held by the Company, which eliminates within the real estate securities, at fair value line of the consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.
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
On June 29, 2017, BSPRT 2017-FL1 Issuer, Ltd. (the “Issuer”) and BSPRT 2017-FL1 Co-Issuer, LLC (the “Co-Issuer”), both wholly owned indirect subsidiaries of the Company, entered into an indenture with the OP, as advancing agent, U.S. Bank National Association as note administrator and U.S. Bank National Association as trustee, which governs the issuance of approximately $339.5 million principal balance secured floating rate notes (the “Notes”). In addition, concurrently with the issuance of the Notes, the Issuer also issued 78,561,345 Preferred Shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “Preferred Shares”), which were not offered as part of closing the indenture. For U.S. federal income tax purposes, the Issuer and Co-Issuer are disregarded entities.
As of June 30, 2017 and December 31, 2016, the CLO Notes issued in 2015 are collateralized by interests in a pool of 20 and 27 mortgage assets having a total principal balance of $338.0 million and $419.3 million, respectively, (the “Mortgage Assets”) originated by a subsidiary of the Company. The sale of the Mortgage Assets to the Issuer is governed by a Mortgage Asset Purchase Agreement dated as of October 19, 2015, between the Company and the Issuer. In connection with the securitization, the Issuer and Co-Issuer offered and sold the following classes of Notes to third parties: Class A, Class B and Class C. A wholly owned subsidiary of the Company retained approximately $56.0 million of the total $76.0 million of Class C and all of the preferred equity in the Issuer. The retained Class C and its related interest income and the preferred equity are eliminated in the Company's consolidated financial statements. The Company, as the holder of preferred equity in the Issuer, will absorb the first losses of the CLO, which may have a negative impact to the Company's result of operations. The issuance of the CLO also results in an increase in interest expense within the consolidated statement of operations.
As of June 30, 2017 the CLO Notes issued in 2017 are collateralized by interests in a pool of 24 mortgage assets having a total principal balance of $418.1 million (the “Mortgage Assets”) originated by a subsidiary of the Company. The sale of the Mortgage Assets to the Issuer is governed by a Mortgage Asset Purchase Agreement dated as of June 29, 2017, between the Company and the Issuer. In connection with the securitization, the Issuer and Co-Issuer offered and sold the following classes of Notes to third parties: Class A, Class B and Class C. A wholly owned subsidiary of the Company retained all of the preferred equity in the Issuer. The Company, as the holder of preferred equity in the Issuer, will absorb the first losses of the CLO, which may have a negative impact to the Company's result of operations. The issuance of the CLO also results in an increase in interest expense within the consolidated statement of operations.
The following tables represent the terms of the 2015 and 2017 CLOs issued, respectively.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

2015 Facility ($000s)	Par Value Issued	Par Value Outstanding (*)	Interest Rate	Maturity Date
As of June 30, 2017
Tranche A	$231,345	$140,890	1M LIBOR + 175	8/1/2030
Tranche B	42,841	42,841	1M LIBOR + 388	8/1/2030
Tranche C	76,044	20,000	1M LIBOR + 525	8/1/2030
	$350,230	$203,731

As of December 31, 2016
Tranche A	$231,345	$222,195	1M LIBOR + 175	8/1/2030
Tranche B	42,841	42,841	1M LIBOR + 388	8/1/2030
Tranche C	76,044	20,000	1M LIBOR + 525	8/1/2030
	$350,230	$285,036
________________________
* Excludes $56.0 million and $56.0 million of Tranche C of Company issued CLO held by the Company, which eliminates within the collateralized loan obligation line of the consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.

2017 Facility ($000s)	Par Value Issued	Par Value Outstanding	Interest Rate	Maturity Date
As of June 30, 2017
Tranche A	$223,600	$223,600	1M LIBOR + 135	7/1/2027
Tranche B	48,000	48,000	1M LIBOR + 240	7/1/2027
Tranche C	67,900	67,900	1M LIBOR + 425	7/1/2027
	$339,500	$339,500

The below table reflects the total assets and liabilities of the Company's two CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of June 30, 2017 and December 31, 2016 as the Company is the primary beneficiary of the VIEs. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIEs' economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIEs.

Assets ($000s)	June 30, 2017	December 31, 2016
Cash	$160	$5
Commercial mortgage loans, held for investment, net of allowance of $2,406 and $1,017 (1)	752,277	417,057
Accrued interest receivable	2,036	1,101
Total assets	$754,473	$418,163

Liabilities
Notes payable (2)(3)	$586,635	$334,246
Interest payable	557	564
Total liabilities	$587,192	$334,810
________________________

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

(1) The balance is presented net of allowance for loan loss of $2.4 million and $1.0 million as of June 30, 2017 and December 31, 2016, respectively.
(2) Includes $55.8 million and $55.8 million of Tranche C of Company issued CLO held by the Company, which eliminates within the Collateral loan obligations line of the consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.
(3) The balance is presented net of deferred financing cost and discount of $12.6 million and $6.8 million as of June 30, 2017 and December 31, 2016, respectively.

Note 6 - Net Income Per Share
The following table is a summary of the basic and diluted net income per share computation for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (in thousands)	$6,281	$8,860	$12,330	$18,280
Basic weighted average shares outstanding	31,850,897	31,802,261	31,796,504	31,676,513
Unvested restricted shares	9,547	5,666	9,666	5,889
Diluted weighted average shares outstanding	31,860,444	31,807,927	31,806,170	31,682,402
Basic net income per share	$0.20	$0.28	$0.39	$0.58
Diluted net income per share	$0.20	$0.28	$0.39	$0.58
Note 7 - Common Stock
As of June 30, 2017 and December 31, 2016, the Company had 31,957,913 and 31,884,631 shares of common stock outstanding, respectively, including shares issued pursuant to the Dividend Reinvestment Plan ("DRIP") and unvested restricted shares.
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
On May 13, 2013, the Company's board of directors authorized and declared a distribution calculated daily at a rate of $0.00565068493 per day, which is equivalent to $2.0625 per annum, per share of common stock. In March 2016, the Company's board of directors ratified the existing distribution amount equivalent to $2.0625 per annum for calendar year 2016. On November 10, 2016 the Company’s board of directors changed the DRIP offer price to $20.05, which is equal to the estimated per-share NAV as of September 30, 2016 approved by the board of directors. The price change was applied to the reinvestment of distributions commencing with the October 2016 distributions. On May 10, 2017, the Company’s board of

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

directors changed the methodology used to determine the DRIP offer price to be the lesser of (i) the Company’s most recent estimated per-share NAV, as approved by the Company’s board of directors from time to time, and (ii) the Company’s book value per share, computed in accordance with GAAP. Based on this new methodology, the DRIP offer price for May 2017, June 2017 and July 2017 was $19.62 per share, which was the GAAP book value per share as of March 31, 2017. Starting August 2017 the DRIP offer price will be $19.29 per share, which is the GAAP book value per share as of June 30, 2017
On March 28, 2017, the Company's board of directors authorized and declared a distribution calculated daily at a rate of $0.00565068493 per day, which is equivalent to $2.0625 per annum, per share of common stock. The Company's distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The Company's board of directors may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distributions payments are not assured. The Company distributed $32.6 million during the six months ended June 30, 2017, comprised of $21.2 million in cash and $11.4 million in shares of common stock issued under the DRIP. The Company distributed $32.6 million during the six months ended June 30, 2016, comprised of $19.7 million in cash and $13.0 million in shares of common stock issued under the DRIP.
Share Repurchase Program
The Company's board of directors unanimously approved an amended and restated share repurchase program (the “SRP”), which became effective on February 28, 2016. The SRP enables stockholders to sell their shares to the Company. Subject to certain conditions, stockholders that purchased shares of the Company's common stock or received their shares from us (directly or indirectly) through one or more non-cash transactions and have held their shares for a period of at least one year may request that the Company repurchase their shares of common stock so long as the repurchase otherwise complies with the provisions of Maryland law. Repurchase requests made following the death or qualifying disability of a stockholder will not be subject to any minimum holding period.
On August 10, 2017, the Company's board of directors amended the SRP to provide that the repurchase price per share for requests will be equal to the lesser of (i) the Company’s most recent estimated per-share NAV, as approved by the Company’s board of directors from time to time, and (ii) the Company’s book value per share, computed in accordance with GAAP, multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100%, if the person seeking repurchase has held his or her shares for a period greater than four years or in the case of requests for death or qualifying disability.
The Company’s most recent estimated per-share NAV is $20.05 and the Company’s GAAP book value per share as of June 30, 2017 is $19.29. These amendments will begin to apply to repurchases made pursuant to the SRP for the fiscal semester ended December 31, 2017.

Repurchase requests related to death or a qualifying disability must satisfy certain conditions, each of which are assessed by and at the sole discretion of the Company, including the following conditions. In the case of death, the shareholder must be a natural person (or a revocable grantor trust) and the Company must receive a written notice from the estate of the shareholder, the recipient of the shares through bequest or inheritance, or the trustee in the case of a revocable grantor trust. In the case of a “qualifying disability”, the shareholder must be a natural person (or a revocable grantor trust) and the Company must receive a written notice from the shareholder, or the trustee in the case of a revocable grantor trust, that the condition was not pre-existing on the date the shares were acquired. In order for a disability to be considered a “qualifying disability”, the shareholder must receive and provide evidence (the shareholder application and the notice of final determination) of disability based upon a physical or mental condition or impairment made by a government agency responsible for reviewing and determining disability retirement benefits (e.g. the Social Security Administration).
Repurchases pursuant to the SRP, when requested, generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Funding for repurchases pursuant to the SRP for any given fiscal semester will be limited to proceeds received during that same fiscal semester through the issuance of common stock pursuant to any DRIP in effect from time to time, provided that the Company's board of directors has the power, in its sole discretion, to determine the amount of shares repurchased during any fiscal semester as well as the amount of funds to be used for that purpose. Any repurchase requests received during such fiscal

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

semester will be paid at the price, computed as described above on the last day of such fiscal semester. Due to these limitations, the Company cannot guarantee that the Company will be able to accommodate all repurchase requests made during any fiscal semester or fiscal year. However, a stockholder may withdraw its request at any time or ask that the Company honors the request when funds are available. Pending repurchase requests will be honored on a pro rata basis. The Company will generally pay repurchase proceeds, less any applicable tax or other withholding required by law, by the 31st day following the end of the fiscal semester during which the repurchase request was made.
When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP will have the status of authorized but unissued shares.

The following table reflects the number of shares repurchased under the SRP cumulatively through June 30, 2017:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2016	985	918,683	$23.94
January 1 - March 31, 2017	502	496,678	19.04
April 1 - June 30, 2017	2	327	20.08
Cumulative as of June 30, 2017	1,489	1,415,688	$22.22
Note 8 - Commitments and Contingencies
Unfunded Commitments for Commercial Mortgage Loans
As of June 30, 2017 and December 31, 2016, the Company had the below unfunded commitments to the Company's borrowers.

Funding Expiration	June 30, 2017	December 31, 2016
2016	$—	$—
2017	7,367	7,794
2018	52,023	62,368
2019	25,521	9,072
2020	17,356	—
Total	$102,267	$79,234

Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. Except as noted below, the Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.  On June 6, 2016, an action was filed against the Company and two of its directors in the United States District Court for the Southern District of New York and styled Rurode v. Realty Finance Trust, Inc., et. al., No. 1:16-cv-04553.  The plaintiff’s individual and derivative complaint alleged that the Company made material misstatements in the proxy statement for its 2016 annual stockholder’s meeting related to an alleged planned merger transaction between the Company and an affiliate of its Former advisor.  The plaintiff alleged violations of Section 14(a) of the Securities Exchange Act of 1934 and sought to enjoin the Company’s 2016 annual meeting.  On June 28, 2016, the parties filed, and the court subsequently entered, a stipulation and order of dismissal of the action, but provided that the court would retain jurisdiction to consider any application by plaintiff for an award of attorneys’ fees.  On October 20, 2016, the plaintiff submitted a request for $0.75 million in fees and expenses. On November 14, 2016, the defendants filed a memorandum of law in opposition to that fee request. On July 19, 2017, the Company and the plaintiff entered into an agreement pursuant to which the Company paid $245,000 in attorneys’ fees and expenses and the plaintiff agreed to withdraw its October 20, 2016 fee request to the court and to release the Company from any further claims related to such fee request.
The Company recorded an accrual of $245,000 in the June 30, 2017 financial statements for the related settlement.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 9 - Related Party Transactions and Arrangements
The Company entered into the Advisory Agreement with the Advisor on September 29, 2016.
The Advisor receives an acquisition fee of 1.0% of the principal amount funded by the Company to originate or acquire commercial mortgage loans (or anticipated net equity funded by the Company in the case of acquisitions of real estate securities) and receives reimbursement for insourced acquisition expenses of 0.5%; provided, however, that if and when the aggregate purchase price for all investments acquired after the date of the Advisory Agreement reaches $600,000,000, the Company’s obligation to pay acquisition fees to the Advisor shall terminate. In no event will the total of all acquisition fees and acquisition expenses exceed 4.5% of the principal amount funded with respect to the Company's total portfolio including subsequent funding to investments in the Company's portfolio.
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
During the three and six months ended June 30, 2017, the Company paid acquisition fees and expenses of $4.5 million and $6.0 million respectively, of which $1.9 million and $2.5 million respectively, have been recognized in Acquisition fees on the Company's consolidated statement of operations. In addition, during the three and six months ended June 30, 2017, the Company capitalized $2.6 million and $3.5 million, respectively of acquisition expenses included in Commercial mortgage loans within the Company's consolidated balance sheets, which is amortized over the life of each investment using the effective interest method.
During the three and six months ended June 30, 2016, the Company paid acquisition fees and expenses of $0.2 million and $0.4 million respectively, and recognized the same amounts respectively, in Acquisition fees on the Company's consolidated statement of operations. The Company did not capitalize any acquisitions expenses for the three and six months ended June 30, 2016.
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
During the three and six months ended June 30, 2017, the Company incurred $2.3 million and $4.7 million in asset management fees, respectively. During the three and six months ended June 30, 2016, the Company incurred $2.4 million and $4.7 million in asset management fees, respectively. These asset management fees are recorded in "Asset management and subordinated performance fee" within the consolidated statements of operations.
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
The Company did not incur an annual subordinated performance fee during the three and six months ended June 30, 2017. During the three and six months ended June 30, 2016, the Company incurred an annual subordinated performance fee of $0.6 million and $1.3 million, respectively. The subordinated performance fee is recorded in "Asset management and subordinated performance fees" within the Company's consolidated statements of operations.
The table below depicts related party fees and reimbursements in connection with the operations of the Company for the three and six months ended June 30, 2017 and 2016 and the associated payable as of June 30, 2017 and December 31, 2016 (in thousands):

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,		Payable as of
	2017		2016	2017	2016	June 30, 2017	December 31, 2016
Total compensation and reimbursement for services provided by the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager	$—		$—	$—	$—	$480	$480
Acquisition fees and expenses	$4,542		$223	5,954	380	—	—
Administrative services expenses	950	—	539	1,805	1,355	950	1,000
Advisory and investment banking fee	—		—	—	6	—	—
Asset management and subordinated performance fee	2,341		3,015	4,653	6,025	2,341	2,439
Other related party expenses	48		24	96	50	90	145
Total related party fees and reimbursements	$7,881		$3,801	$12,508	$7,816	$3,861	$4,064
The payables as of June 30, 2017 and December 31, 2016 in the table above are included in "Due to affiliates" in the Company's consolidated balance sheets.
Subject to the limitations outlined below, the Company reimbursed the Former Advisor's cost of providing administrative services and personnel costs in connection with other services provided, in addition to paying an asset management fee; however, the Company did not reimburse the Former Advisor for personnel costs in connection with services for which the Former Advisor received acquisition fees or disposition fees. For the three and six months ended June 30, 2017, the Company incurred $1.0 million and $1.8 million of administrative costs in connection with the operations of the Company, which is included in "Administrative services expenses" in the consolidated statements of operations. For the three and six months ended June 30, 2016, the Company incurred $0.5 million and $1.4 million of administrative costs in connection with the operations of the Company, which is included in "Administrative services expenses" in the consolidated statements of operations.
The Advisor is required to pay any expenses in which the Company's operating expenses as defined by North American Securities Administrators Association at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets or (ii) 25.0% of net income for such expense year. For the preceding four fiscal quarters, the Company did not exceed the greater of the two aforementioned criteria as of June 30, 2017.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
CMBS are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar real estate securities and the spreads used in the prior valuation. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. The Company obtains current market spread information where available and uses this information in evaluating and validating the market price of all CMBS. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of June 30, 2017 and December 31, 2016, the Company obtained broker quotes for determining the fair value of each CMBS investment used. As the broker quotes were both limited and non-binding, the Company has classified the CMBS as level III.
The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of June 30, 2017 and December 31, 2016 (in thousands):

	Total	Level I	Level II	Level III
June 30, 2017
Real estate securities	$15,294	$—	$—	$15,294
December 31, 2016
Real estate securities	49,049	—	—	49,049
The following table presents additional information about CMBS investments which are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 for which the Company has used Level 3 inputs to determine fair value (dollars in thousands):

	June 30, 2017	December 31, 2016
Beginning balance	$49,049	$—
Transfers into Level III	—	57,639
Total realized and unrealized gains (losses)
included in earnings:
Realized gain (loss) on sale of real estate securities	172	(874)
Impairment losses on real estate securities	—	(310)
Net accretion	13	—
Unrealized gains (losses) included in OCI (1)	948	1,719
Purchases	—	—
Sales	(34,888)	(9,125)
Cash repayments/receipts	—	—
Transfers out of Level III	—	—
Ending balance	$15,294	$49,049
________________________

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

(1) - Unrealized gains included in Other comprehensive income ("OCI") are attributable to assets still held at June 30, 2017 and December 31, 2016.

Financial Instruments Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company's financial instruments carried at fair value on a non-recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of June 30, 2017 and December 31, 2016 (in thousands):

	Total	Level I	Level II	Level III
June 30, 2017(*)
Commercial mortgage loans, held-for-sale, measured at fair value	$9,388	$—	$—	$9,388
December 31, 2016(*)
Commercial mortgage loans, held-for-sale, measured at fair value	21,179	—	—	21,179
________________________
* As of June 30, 2017 and December 31, 2016, the Company's portfolio of commercial real estate loans held-for-sale were carried at the lower of cost or market value. The fair value of certain held-for-sale loans were adjusted to reflect fair value of the assets based on the sales price received from a potential buyer.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no transfers between levels within fair value hierarchy during the three and six months ended June 30, 2017.
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

Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of June 30, 2017 and December 31, 2016 (in thousands):

		Level	Carrying Amount	Fair Value
June 30, 2017
Commercial mortgage loans (1)	Asset	III	$1,250,933	$1,248,569
Collateralized loan obligation	Liability	II	530,833	543,131
December 31, 2016
Commercial mortgage loans(1)	Asset	III	1,048,737	1,029,756
Collateralized loan obligation	Liability	II	278,450	282,001
________________________
1 The carrying value is gross of $2.6 million and $2.2 million of allowance for loan losses as of June 30, 2017 and December 31, 2016, respectively.
The fair value of the commercial mortgage loans is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The Company received broker quotes for each tranche of the CLO issued in 2015 to determine the fair value of the debt. The CLO issued in 2017 closed on June 29, 2017, hence Company estimated the fair value of each tranche of the CLO issued at par.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

Note 11 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of June 30, 2017 and December 31, 2016, (in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Repurchase Agreements	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments as Collateral Pledged (*)	Cash Collateral Pledged	Net Amount
June 30, 2017
Commercial mortgage loans	$177,494	$—	$177,494	$761,968	$5,005	$—
Real estate securities	49,071	—	49,071	71,058	389	—
December 31, 2016
Commercial mortgage loans	257,664	—	257,664	399,914	5,000	—
Real estate securities	66,639	—	66,639	102,358	21	—
* Includes $55.8 million and $53.3 million Tranche C of Company issued CLO held by the Company, which eliminates within the real estate securities, at fair value line of the consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.
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

The following table represents the Company's operations by segment for the three months ended June 30, 2017 and 2016 (in thousands):

Three Months Ended June 30, 2017	Total	Real Estate Debt	Real Estate Securities
Interest income	$20,843	$20,432	$411
Interest expense	7,717	7,307	410
Net income	6,281	6,090	191
Three Months Ended June 30, 2016
Interest income	20,222	18,615	1,607
Interest expense	5,393	4,710	683
Net income	8,860	8,451	409

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited)

The following table represents the Company's operations by segment for the six months ended June 30, 2017 and 2016 (in thousands):

Six Months Ended June 30, 2017	Total	Real Estate Debt	Real Estate Securities
Interest income	$39,722	$38,640	$1,082
Interest expense	13,145	12,300	845
Net income	12,330	12,039	291
Six Months Ended June 30, 2016
Interest income	40,513	37,291	3,222
Interest expense	10,161	8,801	1,360
Net income	18,280	17,510	770

The following table represents the Company's total assets by segment as of June 30, 2017 and December 31, 2016 (in thousands):

As of June 30, 2017	Total	Real Estate Debt	Real Estate Securities
Total Assets	$1,421,830	$1,406,049	$15,781
As of December 31, 2016
Total Assets	1,248,125	1,198,806	49,319

For the purposes of the table above, any expenses not associated with a specific segment have been allocated to the business segments using a percentage derived by using the sum of commercial mortgage loans, net and real estate securities, at fair value as the denominator and commercial mortgage loans, net and real estate securities, at fair value as the numerators.
Note 13 - Subsequent Events
Settlement of Legal Matter
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
On July 19, 2017, the Company and the plaintiff entered into an agreement pursuant to which the Company paid $245,000 in attorneys’ fees and expenses and the plaintiff agreed to withdraw its October 20, 2016 fee request to the court and to release the Company from any further claims related to such fee request.

Distributions Paid
On July 3, 2017, the Company paid a distribution of $5.4 million to stockholders of record during the month of June 2017. The Company paid $3.6 million of the distribution in cash, while $1.8 million was used to purchase 92,183 shares through the DRIP.

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
As used herein, the terms "we," "our" and "us" refer to Benefit Street Partners Realty Trust, Inc., a Maryland corporation, and, as required by context, to Benefit Street Partners Realty Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to its subsidiaries. We are externally managed by Benefit Street Partners L.L.C. (our "Advisor").
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

On November 10, 2016, our board of directors unanimously determined an estimated NAV per share of our common stock of $20.05 as of September 30, 2016. The estimated NAV per share is based upon the estimated value of our assets less our liabilities as of September 30, 2016. With the unanimous approval of the board of directors, we engaged Duff & Phelps, LLC, an independent third-party real estate advisory firm, who performed appraisals of our real estate assets. Our Advisor calculated the estimated NAV per share, and our board of directors, unanimously, approved the estimated NAV per share calculated by our Advisor. The valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013. Commencing with the reinvestment of our October 2016 monthly dividends in November 2016, the per share price for our DRIP offering will be equal to our new estimated per share NAV.
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
Portfolio
As of June 30, 2017 and December 31, 2016, our portfolio consisted of 70 and 71 loans (the "Loans") and 1 and 6 investments in CMBS, respectively. The Loans held for investment had a total carrying value, net of allowance for loan losses, of $1,248.3 million and $1,046.6 million, and our CMBS investments had a fair value of $15.3 million and $49.0 million as of June 30, 2017 and December 31, 2016, respectively. For our loans, we currently estimate loss rates based on historical realized losses experienced in the industry and take into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. We recorded a general allowance for loan losses as of June 30, 2017 and December 31, 2016 in the amount of $2.6 million and $2.2 million, respectively. There were no impaired or specifically reserved loans in the portfolio as of June 30, 2017 and December 31, 2016.
As of June 30, 2017 and December 31, 2016, our Loans had a weighted average coupon of 6.2% and 6.1%, and a weighted average life of 1.7 and 1.9 years, respectively. Our CMBS investments had a weighted average coupon of 8.2% and 5.8% and a remaining life of 14.9 and 3.1 years as of June 30, 2017 and December 31, 2016, respectively. The following charts summarize our portfolio as a percentage of par value, including CMBS, by the collateral type, geographical region and coupon rate type as of June 30, 2017 and December 31, 2016:

-26

An investments region classification is defined according to the map below based on the location of investments' secured property.

-28

The following charts show the par value by maturity year for the investments in our portfolio as of June 30, 2017 and December 31, 2016.

The following table shows selected data from our commercial mortgage loans portfolio as of June 30, 2017 (in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior 1	Office	$6,290	1M LIBOR + 4.90%	6.1%	80.0%
Senior 2	Office	31,250	1M LIBOR + 4.50%	5.9%	75.0%
Senior 3	Retail	9,450	1M LIBOR + 4.90%	6.2%	69.2%
Senior 4	Hospitality	7,660	1M LIBOR + 5.50%	7.1%	55.3%
Senior 5	Retail	7,460	1M LIBOR + 4.75%	6.1%	78.0%
Senior 6	Retail	11,800	1M LIBOR + 4.75%	6.1%	79.4%
Senior 7	Office	33,734	1M LIBOR + 4.65%	6.1%	80.0%
Senior 8	Office	41,201	1M LIBOR + 5.25%	6.6%	75.0%
Senior 9	Office	13,440	1M LIBOR + 5.00%	6.4%	75.0%
Senior 10	Office	29,806	1M LIBOR + 4.60%	5.9%	65.0%
Senior 11	Retail	11,684	1M LIBOR + 4.50%	5.8%	74.8%
Senior 12	Multifamily	14,546	1M LIBOR + 5.00%	6.4%	76.7%
Senior 13	Retail	9,950	1M LIBOR + 5.25%	6.6%	80.0%
Senior 14	Multifamily	10,922	1M LIBOR + 4.75%	6.0%	75.0%
Senior 15	Hospitality	16,800	1M LIBOR + 4.90%	6.2%	74.0%
Senior 16	Multifamily	26,410	1M LIBOR + 4.25%	5.6%	79.7%
Senior 17	Multifamily	14,852	1M LIBOR + 4.50%	5.9%	76.0%
Senior 18	Retail	14,600	1M LIBOR + 4.25%	5.6%	65.0%
Senior 19	Retail	27,249	1M LIBOR + 4.75%	6.0%	67.4%
Senior 20	Office	8,784	1M LIBOR + 4.65%	6.1%	70.8%
Senior 21	Industrial	19,553	1M LIBOR + 4.25%	5.6%	68.0%
Senior 22	Multifamily	18,941	1M LIBOR + 4.20%	5.5%	76.4%
Senior 23	Hospitality	10,350	1M LIBOR + 5.50%	6.9%	69.9%
Senior 24	Hospitality	15,375	1M LIBOR + 5.30%	6.6%	73.5%
Senior 25	Mixed Use	45,235	1M LIBOR + 5.50%	6.9%	72.6%
Senior 26	Retail	7,500	1M LIBOR + 5.00%	6.5%	59.0%
Senior 27	Retail	4,725	1M LIBOR + 5.50%	7.0%	72.0%
Senior 28	Multifamily	44,595	1M LIBOR + 4.25%	5.7%	77.0%
Senior 29	Multifamily	18,075	1M LIBOR + 4.50%	5.8%	75.0%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior 30	Office	13,986	1M LIBOR + 4.75%	6.0%	74.4%
Senior 31	Multifamily	24,387	1M LIBOR + 4.25%	5.5%	69.6%
Senior 32	Multifamily	44,192	1M LIBOR + 4.00%	5.3%	77.0%
Senior 33	Multifamily	25,200	1M LIBOR + 3.85%	5.0%	76.8%
Senior 34	Multifamily	8,707	1M LIBOR + 3.95%	5.1%	77.5%
Senior 35	Multifamily	13,120	1M LIBOR + 3.95%	5.1%	78.2%
Senior 36	Multifamily	5,894	1M LIBOR + 4.05%	5.2%	80.0%
Senior 37	Industrial	33,655	1M LIBOR + 4.00%	5.2%	65.0%
Senior 38	Office	12,000	1M LIBOR + 4.75%	6.0%	54.1%
Senior 39	Office	35,000	1M LIBOR + 5.00%	6.2%	79.0%
Senior 40	Office	19,979	1M LIBOR + 4.55%	5.8%	70.0%
Senior 41	Office	28,489	1M LIBOR + 4.25%	5.5%	73.3%
Senior 42	Office	15,030	1M LIBOR + 5.35%	6.7%	47.1%
Senior 43	Multifamily	14,000	1M LIBOR + 5.00%	6.2%	56.3%
Senior 44	Office	16,300	1M LIBOR + 6.00%	7.5%	74.8%
Senior 45	Retail	13,700	1M LIBOR + 4.75%	6.1%	62.6%
Senior 46	Retail	28,500	1M LIBOR + 4.73%	6.0%	73.1%
Senior 47	Retail	12,700	1M LIBOR + 5.00%	6.3%	73.3%
Senior 48	Multifamily	23,150	1M LIBOR + 5.00%	6.3%	71.7%
Senior 49	Multifamily	54,200	1M LIBOR + 6.75%	8.0%	83.4%
Senior 50	Retail	15,750	1M LIBOR + 5.25%	6.5%	70.5%
Senior 51	Retail	25,000	1M LIBOR + 4.40%	5.7%	71.4%
Senior 52	Multifamily	13,444	1M LIBOR + 7.10%	8.3%	76.4%
Senior 53	Hospitality	12,600	1M LIBOR + 5.50%	6.9%	61.6%
Senior 54	Hospitality	11,750	1M LIBOR + 5.50%	6.9%	71.2%
Senior 55	Retail	20,450	1M LIBOR + 5.00%	6.3%	60.9%
Senior 56	Retail	7,500	1M LIBOR + 5.25%	6.6%	70.5%
Senior 57	Office	62,040	1M LIBOR + 4.50%	5.9%	69.2%
Senior 58	Multifamily	38,775	1M LIBOR + 4.50%	5.7%	73.8%
Mezzanine 1	Multifamily	4,000	12.00%	11.9%	74.5%
Mezzanine 2	Hospitality	11,000	1M LIBOR + 7.05%	8.2%	70.0%
Mezzanine 3	Office	7,000	12.00%	11.9%	78.3%
Mezzanine 4	Retail	1,963	13.00%	13.0%	85.0%
Mezzanine 5	Multifamily	3,480	9.50%	9.5%	84.5%
Mezzanine 6	Office	5,073	3M LIBOR + 10.00%	11.2%	79.5%
Mezzanine 7	Office	10,000	10.00%	10.4%	79.0%
Mezzanine 8	Office	10,000	1M LIBOR + 10.75%	15.4%	80.0%
Mezzanine 9	Hospitality	7,140	10.00%	10.6%	73.9%
Mezzanine 10	Hospitality	3,900	10.00%	10.6%	73.9%
Mezzanine 11	Hospitality	12,510	10.00%	10.6%	73.9%
Mezzanine 12	Hospitality	8,050	10.00%	10.6%	73.9%
		$1,265,851		6.4%	72.8%
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

-31

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

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt and real estate securities segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,
	2017			2016
	Average Carrying Value(1)	Interest Income / Expense(2)	WA Yield / Financing Cost(3)(4)	Average Carrying Value(1)	Interest Income / Expense(2)	WA Yield / Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$1,131,476	$20,439	7.2%	$1,136,418	$18,615	6.6%
Real estate securities	20,119	404	8.0%	131,040	1,607	4.9%
Total	$1,151,595	$20,843	7.2%	$1,267,458	$20,222	6.4%
Interest-bearing liabilities:
Repurchase Agreements - Loans	$387,988	$4,903	5.1%	$238,439	$2,585	4.3%
Other - PWB Financing	17,901	240	5.4%	—	—	—%
Repurchase Agreements - Securities	69,996	410	2.3%	122,539	683	2.2%
Collateralized loan obligations	222,087	2,164	3.9%	288,128	2,125	3.0%
Total	$697,972	$7,717	4.4%	$649,106	$5,393	3.3%
Net interest income/spread		$13,126	2.8%		$14,829	3.1%
Average leverage %(5)	60.6%			51.2%
Weighted average levered yield(6)			8.9%			8.0%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for three months ended June 30, 2017 and 2016, respectively.
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

Interest Income
Interest income earned during the three months ended June 30, 2017 is consistent with interest income earned compared to the same period in 2016. As of June 30, 2017, our Loans had a total carrying value of $1,260.3 million and our CMBS investments had a fair value of $15.3 million, while as of June 30, 2016, the Loans had a total carrying value of $1,128.7 million and our CMBS investments had a fair value of $126.0 million.
Interest Expense
Interest expense for the three months ended June 30, 2017 was $2.3 million higher compared to the three months ended June 30, 2016. The increase in interest expense equates to a 110 basis point increase in rates on interest-bearing liabilities primarily due to increases in the 1 Month LIBOR, the benchmark index for our financing lines.

Expenses from Operations
Expenses from operations for the three months ended June 30, 2017 and 2016 were made up of the following (in thousands):

	Three Months Ended June 30,
	2017	2016
Asset management and subordinated performance fee	$2,341	$3,015
Acquisition fees and acquisition expenses	1,866	223
Professional fees	1,205	811
Administrative services expenses	950	539
Other expenses	756	712
Total expenses from operations	$7,118	$5,300
For the three months ended June 30, 2017, expenses from operations were primarily related to asset management and subordinated performance fees. During the three months ended June 30, 2017 and June 30, 2016, we incurred $2.3 million and $3.0 million of asset management and subordinated performance fees, respectively, a decrease of $0.7 million. The entire $2.3 million in the asset management and subordinated performance fee line for the three months ended June 30, 2017 is composed of asset management fees, as there was no subordinated performance fee due to applicable conditions not having been satisfied. During the three months ended June 30, 2016, we incurred approximately $2.3 million and $0.75 million of asset management fees and subordinated performance fees, respectively.
Additionally, we have incurred approximately $1.0 million of administrative service expenses related to general and administrative expense reimbursement to the Advisor for three months ended June 30, 2017. For the three months ended June 30, 2016, our expenses from operations were primarily related to asset management and subordinated performance fees of $3.0 million.

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt and real estate securities segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30,
	2017			2016
	Average Carrying Value(1)	Interest Income / Expense(2)	WA Yield / Financing Cost(3)(4)	Average Carrying Value(1)	Interest Income / Expense(2)	WA Yield / Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$1,098,116	$38,647	7.0%	$1,127,898	$37,291	6.6%
Real estate securities	31,867	1,075	6.7%	131,592	3,222	4.9%
Total	$1,129,983	$39,722	7.0%	$1,259,490	$40,513	6.4%
Interest-bearing liabilities:
Repurchase agreements - loans	$334,525	$7,727	4.6%	$245,693	$4,568	3.7%
Other - PWB Financing	9,000	240	5.3%	—	—	—%
Repurchase agreements - securities	59,579	845	2.8%	121,565	1,360	2.2%
Collateralized loan obligations	239,859	4,333	3.6%	288,149	4,233	2.9%
Total	$642,963	$13,145	4.1%	$655,407	$10,161	3.1%
Net interest income/spread		$26,577	2.9%		$30,352	3.3%
Average leverage %(5)	56.9%			52.0%
Weighted average levered yield(6)			8.7%			8.1%
________________________

(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for six months ended June 30, 2017 and 2016, respectively.
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

Interest Income
Our interest income during the six months ended June 30, 2017 decreased slightly compared to the same period in 2016. The decrease was primarily due to the decrease in the average size of our portfolio resulting from payoffs and sales of our Loans and sales of CMBS positions offset by increases in weighted average yield. As of June 30, 2017, the Loans had a carrying value of $1,260.3 million and our CMBS investments had a fair value of $15.3 million, while as of June 30, 2016, the Loans had a total carrying value of $1,128.7 million and our CMBS investments had a fair value of $126.0 million.
Interest Expense
Interest expense for the six months ended June 30, 2017 was $2.9 million higher compared to the six months ended June 30, 2016. The increase in interest expense equates to a 100 basis point increase in rates on interest-bearing liabilities primarily due to increases in the 1 Month LIBOR, the benchmark index for our financing lines and amortization of debt issuance cost.
Expenses from Operations
Expenses from operations for the six months ended June 30, 2017 and 2016 were made up of the following (in thousands):

	Six Months Ended June 30,
	2017	2016
Asset management and subordinated performance fee	$4,653	$6,025
Acquisition fees and acquisition expenses	2,490	380
Professional fees	1,972	2,072
Administrative services expenses	1,805	1,355
Other expenses	1,362	1,406
Total expenses from operations	$12,282	$11,238
For the six months ended June 30, 2017, expenses from operations were primarily related to asset management and subordinated performance fees. During the six months ended June 30, 2017 and June 30, 2016, we incurred $4.7 million and $6.0 million of asset management and subordinated performance fees, respectively, a decrease of $1.4 million. The entire $4.7 million in the asset management and subordinated performance fee line for the six months ended June 30, 2017 is composed of asset management fees, as there was no subordinated performance fee due to applicable conditions not having been satisfied. During the six months ended June 30, 2016, we incurred approximately $4.5 million and $1.5 million of asset management fees and subordinated performance fees, respectively.
Additionally, we have incurred approximately $2.5 million of acquisition fees and expenses during six months ended June 30, 2017 compared to $0.4 million during the six months ended June 30, 2016, in increase of $2.1 million from prior year due to significant increase in originations volume.

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
We expect to use additional debt financing as a source of capital. Under our current charter, the maximum amount of our total indebtedness shall not exceed 300% of our total ‘‘net assets’’ (as defined by the NASAA REIT Guidelines) as of the date of any borrowing, which is generally expected to be 75% of the cost of our investments. However, our shareholders and our board of directors have approved amendments to the charter which will remove these limitations and we expect to execute such amendments in August 2017. Our board of directors currently intends to operate at a leverage level of between 1 to 3 times book value of equity. However, our board of directors may change this target without shareholder approval. We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions.
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

Loan Repo Facilities
As of June 30, 2017, we were party to repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), Goldman Sachs Bank USA (the "GS Repo Facility") and U.S. Bank National Association (the "USB Repo Facility"), collectively the Repo Facilities.
The JPM Repo Facility matured on June 12, 2017 and a new extension occurred on the same day, with an initial maturity date of June 12, 2019 and a one-year extension at the Company's option. The old outstanding balances as of June 12, 2017 rolled into the new repurchase agreement and provides up to $300.0 million in advances. The GS Repo Facility initially matures on December 27, 2018, with a one-year extension at the Company’s option, which may be exercised upon the satisfaction of certain conditions, and provides up to $250.0 million in advances. The USB Repo Facility initially matures on July 15, 2020, with two one-year extensions at the option of the Company, which may be exercised upon the satisfaction of certain conditions, and provides up to $100.0 million in advances. The JPM Repo Facility, GS Repo Facility and USB Repo Facility are subject to various adjustments.
Advances under the JPM Repo Facility currently accrue interest at per annum rates generally equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of 2.40%. Borrowings under the GS Repo Facility accrue interest at per annum rates generally equal to the sum of (i) a spread over LIBOR of between 2.35% to 2.85%, depending on the attributes of the purchased asset, and (ii) 0.50%. Borrowings under the USB Repo Facility accrue interest at per annum rates generally equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin between 2.25% to 3.00%, depending on the attributes of the purchased assets.
The Company expects to use advances from these repo facilities to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participation interests therein.
As of June 30, 2017 and December 31, 2016, there was $115.5 million and $257.7 million outstanding under the JPM Repo Facility, respectively. As of June 30, 2017, we had $62.0 million outstanding under the GS Repo Facility. The Company had no advances under the GS Repo Facility as of December 31, 2016. As of June 30, 2017, the Company had no draws under the USB Repo Facility.
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. Should the value of the Company’s collateral decrease as a result of deteriorating credit quality, resulting margin calls may cause an adverse change in the Company’s liquidity position.
We entered into a financing arrangement with Pacific Western Bank for term financing (“PWB Financing”) on May 17, 2017. The PWB Financing provided the Company with $36.2 million and is collateralized by a portfolio asset of $54.2 million. The PWB Financing initially matures on June 9, 2019, with two one-year extension option at the Company’s option.
CMBS Master Repurchase Agreements ("MRAs")
We entered into various MRAs that allow us to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary. As of June 30, 2017 and December 31, 2016, we entered into six MRAs, of which one and three were in use for each respective periods presented, described below (in thousands):

	Amount			Weighted Average
Counterparty	Outstanding	Accrued Interest	Collateral Pledged (*)	Interest Rate	Days to Maturity
As of June 30, 2017
J.P. Morgan Securities LLC	$49,071	$96	$71,058	3.09%	39
Total/Weighted Average	$49,071	$96	$71,058	3.09%	39

As of December 31, 2016
J.P. Morgan Securities LLC	$59,122	$96	$92,658	2.55%	6
Citigroup Global Markets, Inc.	3,879	1	4,850	2.11%	26
Wells Fargo Securities, LLC	3,638	4	4,850	2.05%	13
Total/Weighted Average	$66,639	$101	$102,358	2.50%	8
(*) Collateral includes $55.8 million and $53.3 million Tranche C of Company issued CLO held by the Company, which eliminates within the real estate securities, at fair value line of the consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively.

Distributions
On May 13, 2013, our board of directors authorized, and declared a distribution calculated daily at a rate of $0.00565068493, which is equivalent to $2.0625 per annum, per share of common stock. In March 2016, our board of directors ratified the same distribution amount. In August 2017, our board of directors authorized, and declared a distribution calculated daily at a rate equivalent to $1.44 per annum, per share of common stock, which is a rate of 7.5% of our book value per share as of June 30, 2017. Distribution payments are dependent on the availability of funds. The board of directors may change the amount of distributions paid or suspend distribution payments at any time, and therefore, distribution payments are not assured.
The distribution will be payable by the fifth day following the end of each month to stockholders of record at the close of business each day during the prior month.
The below table shows the distributions paid on shares outstanding during the six months ended June 30, 2017 and six months ended June 30, 2016 (in thousands):

Six Months Ended June 30, 2017 Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 3, 2017	$3,575	$2,007
February 1, 2017	3,560	1,957
March 1, 2017	3,231	1,770
April 3, 2017	3,621	1,926
May 1, 2017	3,536	1,846
June 1, 2017	3,692	1,887
Total	$21,215	$11,393

Six Months Ended June 30, 2016 Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 4, 2016	$3,225	$2,324
February 2, 2016	3,337	2,159
March 2, 2016	3,057	2,099
April 1, 2016	3,342	2,188
May 2, 2016	3,296	2,068
June 1, 2016	3,446	2,112
Total	$19,703	$12,950

The following table shows the sources for the payment of distributions to common stockholders for the periods presented (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Distributions:
Cash distributions paid	$10,852		$10,084		$21,215		$19,703
Distributions reinvested	5,659		6,368		11,393		12,950
Total distributions	$16,511		$16,452		$32,608		$32,653
Source of distribution coverage:
Cash flows provided by operations	$7,531	45.6%	$9,116	55.4%	$16,070	49.3%	$19,204	58.8%
Available cash on hand	3,321	20.1%	968	5.9%	5,148	15.8%	499	1.5%
Common stock issued under DRIP	5,659	34.3%	6,368	38.7%	11,393	34.9%	12,950	39.7%
Total sources of distributions	$16,511	100.0%	$16,452	100.0%	$32,611	100.0%	$32,653	100.0%
Cash flows provided by operations (GAAP)	$7,531		$9,116		$16,070		$19,204
Net income (GAAP)	$6,281		$8,860		$12,330		$18,280
The following table compares cumulative distributions paid to cumulative net income (in accordance with GAAP) for the period from November 15, 2012 (date of inception) through June 30, 2017 (in thousands):

For the Period from November 15, 2012 (date of inception) to June 30, 2017
Distributions paid:
Common stockholders in cash	$85,444
Common stockholders pursuant to DRIP / offering proceeds	56,158
Total distributions paid	$141,602
Reconciliation of net income:
Net interest income	$143,950
Realized loss on sale of real estate securities	(1,734)
Realized loss on loans held for sale	(1,853)
Acquisition fees	(15,598)
Other operating expenses	(51,454)
Net income	73,311
Cash flows provided by operations	$79,988
Cash Flows
Cash Flows for the Six Months Ended June 30, 2017
Net cash provided by operating activities for the six months ended June 30, 2017 was $16.1 million. Cash inflows were primarily driven by net income of $12.3 million.
Net cash used in investing activities for the six months ended June 30, 2017 was $155.7 million. Cash outflows of $395.9 million was due to new originations and additional funding activities. This was partially offset by cash inflows of proceeds from the sale of real estate securities of $34.9 million, proceeds from the sale of commercial mortgage loans of $67.6 million and principal repayments of $137.8 million.
Net cash provided by financing activities for the six months ended June 30, 2017 was $154.8 million. Cash inflows were primarily driven by proceeds of $339.5 million from issuance of our CLO, BSPRT 2017-FL1. This was partially offset by cash outflows of $80.2 million net repayments on the Repo Facilities, $17.6 million from net repayment on our CMBS MRAs, the payment of $21.2 million in cash distributions paid to stockholders, $9.4 million of stock redemptions and repayments on collateralized debt obligations of $81.3 million.

Cash Flows for the Six Months Ended June 30, 2016
Net cash provided by operating activities for the six months ended June 30, 2016 was $19.2 million. Cash inflows were primarily driven by net income of $18.3 million.
Net cash used in investing activities for the six months ended June 30, 2016 was $0.6 million. Cash outflows were primarily driven by additional funding of $25.2 million on existing loans, partially offset by principal repayments of $24.6 million.
Net cash provided by financing activities for the six months ended June 30, 2016 was $30.2 million. Cash inflows were primarily driven by $55.8 million from net borrowings on the JPM Repo Facility and $2.1 million from net borrowings on our CMBS MRAs which were partially offset by the payment of $19.7 million in cash distributions paid to stockholders and $6.0 million of stock redemptions.
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
Total Costs Incurred Due to Related Party Arrangements
The table below shows the costs incurred due to arrangements with our Advisor (with respect to the six months ended June 30, 2017) and the Former Advisor and its affiliates (with respect to the six months ended June 30, 2016) during the three and six months ended June 30, 2017 and 2016 and the associated payable as of June 30, 2017 and December 31, 2016 (in thousands). See Note 9 - Related Party Transactions and Arrangements for further detail.

	Six Months Ended June 30,		Payable as of
	2017	2016	June 30, 2017	December 31, 2016
Total commissions and fees incurred from the Former Dealer Manager in connection with the offering	$—	$—	$—	$—
Total compensation and reimbursement for services provided by the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager	—	—	480	480
Acquisition fees and expenses(1)	5,954	380	—	—
Administrative services expenses	1,805	1,355	950	1,000
Advisory and investment banking fee	—	6	—	—
Asset management and subordinated performance fee	4,653	6,025	2,341	2,439
Other related party expenses	96	50	90	145
Total	$12,508	$7,816	$3,861	$4,064
________________________
1 Includes amortization of capitalized acquisition fees and expenses.

The payables as of June 30, 2017 and December 31, 2016 in the table above are included in Due to affiliates on our consolidated balance sheets.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements as of June 30, 2017 and through the date of the filing of this Form 10-Q.
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
The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Funds From Operations:
Net income (GAAP)	$6,281	$8,860	$12,330	$18,280
Funds from operations	$6,281	$8,860	$12,330	$18,280
Modified Funds From Operations:
Funds from operations	$6,281	$8,860	$12,330	$18,280
Accretion of premiums, discounts and fees on investments, net	(525)	(568)	(1,159)	(1,143)
Acquisition fees	1,866	223	2,490	380
Unrealized gain on loans held-for-sale	(1,597)	—	(247)	—
Loan loss (recovery)/provision	(193)	669	419	834
Modified funds from operations	$5,832	$9,184	$13,833	$18,351
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
As of June 30, 2017 and December 31, 2016, our portfolio included 61 and 62 variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	June 30, 2017	December 31, 2016
(-) 25 Basis Points	(2.01)%	(1.94)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	4.02%	3.89%
(+) 100 Basis Points	8.03%	7.78%
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

Changes in Internal Controls Over Financial Reporting
During the three months ended June 30, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. Except as noted below, the Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.  On June 6, 2016, an action was filed against the Company and two of its directors in the United States District Court for the Southern District of New York and styled Rurode v. Realty Finance Trust, Inc., et. al., No. 1:16-cv-04553.  The plaintiff’s individual and derivative complaint alleged that the Company made material misstatements in the proxy statement for its 2016 annual stockholder’s meeting related to an alleged planned merger transaction between the Company and an affiliate of its former advisor.  The plaintiff alleged violations of Section 14(a) of the Securities Exchange Act of 1934 and sought to enjoin the Company’s 2016 annual meeting.  On June 28, 2016, the parties filed, and the court subsequently entered,  a stipulation and order of dismissal of the action, but provided that the court would retain jurisdiction to consider any application by plaintiff for an award of attorneys’ fees.  On October 20, 2016, the plaintiff submitted a request for $0.75 million in fees and expenses. On July 19, 2017, the Company and the plaintiff entered into an agreement pursuant to which the Company paid $245,000 in attorneys’ fees and expenses and the plaintiff agreed to withdraw its October 20, 2016 fee request to the court and to release the Company from any further claims related to such fee request.
The Company recorded an accrual in the June 30, 2017 financial statements for the related fee and expense.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors" contained in the Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes from these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the three months ended June 30, 2017.
Refer to See Note 7 - Common Stock to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our amended and restated share repurchase program (the “SRP”), which became effective on February 28, 2016.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1(1)
Indenture, dated as of June 29, 2017, by and among BSPRT 2017-FL1 Issuer, Ltd., BSPRT 2017-FL1 Co-Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee and note administrator.

10.2*	Amended and Restated Uncommitted Master Repurchase Agreement, dated as of June 12, 2017, by and between BSPRT JPM Loan, LLC and JP Morgan Chase Bank, National Association
10.3*	Amended and Restated Guarantee Agreement, dated as of June 12, 2017, by and between Benefit Street Partners Realty Trust, Inc. and JPMorgan Chase Bank, National Association
10.4*	Master Repurchase and Securities Contract, dated as of June 15, 2017, between BSPRT USB Loan, LLC and U.S. Bank National Association
10.5*	Payment Guaranty, dated as of June 15, 2017, by and between Benefit Street Partners Realty Trust, Inc. and U.S. Bank National Association
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

101*
Quarterly Report on Form 10-Q for the six months ended June 30, 2017, formatted in XBRL: (i) the consolidated Balance Sheets, (ii) the consolidated Statements of Operations, (iii) the consolidated Statements of Comprehensive Income, (iv) the consolidated Statement of Changes in Stockholders' Equity, (v) the consolidated Statements of Cash Flows and (vi) the Notes to the consolidated Financial Statements

____________________________________________
* Filed herewith.
(1) Filed as an exhibit to our current report on Form 8-K filed with the SEC on July 6, 2017.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

Dated: August 11, 2017	By: /s/ Richard J. Byrne Name: Richard J. Byrne Title: Chief Executive Officer and President (Principal Executive Officer)

Dated: August 11, 2017	By: /s/ Jerome S. Baglien Name: Jerome S. Baglien Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

