Form 10-Q/A
period 2017-06-30
Benefit Street Partners Realty Trust, Inc.
filed 2017-08-23
CIK 1562528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amendment”) is being filed by Benefit Street Partners Realty Trust, Inc. (the “Company”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the Securities and Exchange Commission on August 11, 2017 (the “Original Filing”).

The Company is filing this Amendment solely to provide certain exhibits that were inadvertently omitted from the Original Filing.

Item 6. Exhibits.

EXHIBITS INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1(1)	Indenture, dated as of June 29, 2017, by and among BSPRT 2017-FL1 Issuer, Ltd., BSPRT 2017-FL1 Co-Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee and note administrator.
10.2*	Amended and Restated Uncommitted Master Repurchase Agreement, dated as of June 12, 2017, by and between BSPRT JPM Loan, LLC and JP Morgan Chase Bank, National Association.
10.3*	Amended and Restated Guarantee Agreement, dated as of June 12, 2017, by and between Benefit Street Partners Realty Trust, Inc. and JPMorgan Chase Bank, National Association.
10.4*	Master Repurchase and Securities Contract, dated as of June 14, 2017, between BSPRT USB Loan, LLC and U.S. Bank National Association.
10.5*	Payment Guaranty, dated as of June 14, 2017, by and between Benefit Street Partners Realty Trust, Inc. and U.S. Bank National Association.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a - 14(a) or 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a - 14(a) or 15(d) - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32(2)	Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(2)	Quarterly Report on Form 10-Q for the three months ended June 30, 2017, formatted in XBRL: (i) the consolidated Balance Sheets, (ii) the consolidated Statements of Operations, (iii) the consolidated Statements of Comprehensive Income, (iv) the consolidated Statement of Changes in Stockholders' Equity, (v) the consolidated Statements of Cash Flows and (vi) the Notes to the consolidated Financial Statements.

____________________________________________

* Filed herewith.

(1) Filed as an exhibit to our current report on Form 8-K filed with the SEC on July 6, 2017.

(2) Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2017 filed with the SEC on August 11, 2017.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

Dated: August 23, 2017	By:	/s/ Richard J. Byrne
Name: Richard J. Byrne
Title: Chief Executive Officer and President
(Principal Executive Officer)

Dated: August 23, 2017	By:	/s/ Jerome S. Baglien
Name: Jerome S. Baglien
Title: Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)