Form 10-Q
period 2017-09-30
Benefit Street Partners Realty Trust, Inc.
filed 2017-11-14
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2017
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of October 31, 2017 was 31,704,950.

i

PART I
Item 1. Consolidated Financial Statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Cash and cash equivalents	$72,262	$118,048
Restricted cash	7,754	5,021
Commercial mortgage loans, held for investment, net of allowance of $1,959 and $2,181	1,285,106	1,046,556
Commercial mortgage loans, held-for-sale	31,180	21,179
Commercial mortgage loans, held-for-sale, measured at fair value	60,950	—
Real estate securities, available-for-sale, at fair value	—	49,049
Derivative instruments, at fair value	960	—
Receivable for loan repayment (1)	53,077	401
Accrued interest receivable	6,603	5,955
Prepaid expenses and other assets	3,210	1,916
Total assets	$1,521,102	$1,248,125
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$515,500	$278,450
Repurchase agreements - commercial mortgage loans	319,385	257,664
Other financing - commercial mortgage loans	29,956	—
Repurchase agreements - real estate securities	39,035	66,639
Derivative instruments, at fair value	1,003	—
Interest payable	1,302	897
Distributions payable	3,766	5,591
Accounts payable and accrued expenses	3,110	1,170
Due to affiliates	4,583	4,064
Total liabilities	$917,640	$614,475
Commitment and Contingencies (See Note 8)
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value, 949,999,000 shares authorized, 31,641,275 and 31,884,631 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	316	319
Additional paid-in capital	700,362	704,500
Accumulated other comprehensive income (loss)	—	(500)
Accumulated deficit	(97,216)	(70,669)
Total stockholders' equity	603,462	633,650
Total liabilities and stockholders' equity	$1,521,102	$1,248,125

(1) Includes $37.5 million of cash held by servicer related to CLO loan payoffs as of September 30, 2017

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Interest income	$22,195	$20,250	$61,917	$60,763
Less: Interest expense	8,845	7,317	21,990	17,478
Net interest income	13,350	12,933	39,927	43,285
Expenses:
Asset management and subordinated performance fee	2,299	1,066	6,952	7,091
Acquisition fees and acquisition expenses	1,685	255	4,175	635
Administrative services expenses	1,480	2,480	3,285	3,835
Professional fees	1,348	2,154	3,320	4,226
Other expenses	1,411	686	2,773	2,092
Total expenses	8,223	6,641	20,505	17,879
Other (income)/loss:
Loan loss (recovery)/provision	(641)	(113)	(222)	721
Realized (gain) loss on commercial mortgage loans held-for-sale	(378)	—	1,587	—
Realized (gain) loss on sale of real estate securities	—	1,032	(172)	1,032
Unrealized (gain) loss on commercial mortgage loans held-for-sale	27	—	(220)	—
Unrealized (gain) loss on derivatives	(583)	—	(583)	—
Realized (gain) loss on derivatives	18	—	18	—
Total other (income)/loss	$(1,557)	$919	$408	$1,753
Income (loss) before taxes	6,684	5,373	19,014	23,653
Income tax expense (benefit)	(291)	—	(291)	—
Net income	$6,975	$5,373	$19,305	$23,653

Basic net income per share	$0.22	$0.17	$0.61	$0.75
Diluted net income per share	$0.22	$0.17	$0.61	$0.75
Basic weighted average shares outstanding	31,741,679	31,516,876	31,778,169	31,622,796
Diluted weighted average shares outstanding	31,756,503	31,523,911	31,790,267	31,629,070

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$6,975	$5,373	$19,305	$23,653
Unrealized gain/(loss) on available-for-sale securities	(448)	2,608	500	35
Comprehensive income attributable to Benefit Street Partners Realty Trust, Inc.	$6,527	$7,981	$19,805	$23,688

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2016	31,884,631	$319	$704,500	$(500)	$(70,669)	$633,650
Common stock repurchases	(1,072,708)	(11)	(20,536)	—	—	(20,547)
Common stock issued through distribution reinvestment plan	823,368	8	16,342	—	—	16,350
Share-based compensation	5,984	—	56	—	—	56
Net income	—	—	—	—	19,305	19,305
Distributions declared	—	—	—	—	(45,852)	(45,852)
Other comprehensive income	—	—	—	500	—	500
Balance, September 30, 2017	31,641,275	$316	$700,362	$—	$(97,216)	$603,462

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$19,305	$23,653
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(1,617)	(1,761)
Accretion of deferred commitment fees	(1,887)	(1,169)
Amortization of deferred financing costs	3,735	2,989
Share-based compensation	56	27
Change in unrealized losses on commercial mortgage loans held-for-sale	(220)	—
Change in unrealized losses on real estate securities	—	1,032
Change in unrealized losses on derivative instruments	(583)	—
Realized loss on sale of commercial mortgage loans	1,587	—
Loan loss (recovery)/provision	(222)	721
Deferred income taxes	(291)	—
Changes in assets and liabilities:
Accrued interest receivable	1,240	1,213
Prepaid expenses and other assets	(4,717)	49
Accounts payable and accrued expenses	3,084	1,415
Due to affiliates	519	(1,529)
Interest payable	405	913
Net cash provided by operating activities	$20,394	$27,553
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(565,094)	$(42,236)
Origination of commercial mortgage loans, held-for-sale, measured at fair value	(60,950)	—
Receivable for loan repayment	(52,676)	—
Proceeds from sale of real estate securities	34,888	—
Principal repayments received on real estate securities	15,000	2,218
Purchase of derivative instruments	(383)	—
Proceeds from sale of commercial mortgage loans, held for sale	88,352	69,957
Principal repayments received on commercial mortgage loans, held for investment	228,814	48,906
Net cash (used in)/provided by investing activities	$(312,049)	$78,845
Cash flows from financing activities:
Common stock repurchases	$(20,546)	$(19,026)
Borrowings under collateralized loan obligations	339,500	—
Repayments of collateralized loan obligations	(97,470)	—
Borrowings on repurchase agreements - commercial mortgage loans	368,745	104,626
Repayments of repurchase agreements - commercial mortgage loans	(307,024)	(68,997)
Borrowings on repurchase agreements - real estate securities	343,151	1,019,598
Repayments of repurchase agreements - real estate securities	(370,754)	(1,064,111)
Borrowings on other financing - commercial mortgage loans	36,200	—
Repayments on other financing - commercial mortgage loans	(5,274)	—
Increase (decrease) in restricted cash related to financing activities	(2,733)	366
Payments of deferred financing costs	(6,598)	(2,836)
Distributions paid	(31,328)	(29,952)

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Net cash (used in) provided by financing activities	$245,869	$(60,332)
Net change in cash and cash equivalents	$(45,786)	$46,066
Cash and cash equivalents, beginning of period	118,048	14,807
Cash and cash equivalents, end of period	$72,262	$60,873

	Nine Months Ended September 30,
	2017	2016
Supplemental disclosures of cash flow information:
Interest paid	$17,850	$13,576
Supplemental disclosures of non-cash flow information:
Distributions payable	$3,766	$—
Common stock issued through distribution reinvestment plan	16,349	19,099
Loans transferred to commercial real estate loans, held-for-sale, transferred at fair value	31,207	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 1 - Organization and Business Operations
Benefit Street Partners Realty Trust, Inc. (the "Company"), formerly known as Realty Finance Trust, Inc., is a real estate finance company that primarily originates, acquires and manages a diversified portfolio of commercial real estate debt investments secured by properties located within and outside the United States. The Company was incorporated in Maryland on November 15, 2012 and commenced business operations on May 14, 2013.
The Company made a tax election to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2013. The Company believes that it has qualified as a REIT and intends to continue to meet the requirements for qualification and taxation as a REIT. In addition, the Company, through certain of its subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. Substantially all of the Company's business is conducted through Benefit Street Partners Realty Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and directly or indirectly holds all of the units of limited partner interests in the OP.
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
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans which the Company intends to sell through its TRS into commercial mortgage-backed securities ("CMBS") securitization transactions at a profit.
The Company may also invest in commercial real estate securities. Real estate securities may include CMBS, senior unsecured debt of publicly traded REITs, debt or equity securities of other publicly traded real estate companies and collateralized debt obligations ("CDOs").
Realty Capital Securities, LLC, (the “Former Dealer Manager”) served as the dealer manager of the public offering of common stock conducted by the Company until January 2016. The Former Advisor and Former Dealer Manager are under common control with AR Global, the parent of American Realty Capital VIII, LLC (the "Former Sponsor"). As a result they are related parties and each of them received compensation and fees for services related to such offering, the investment and management of the Company's assets and the operations of the Company.

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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2016, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2017. There have been no significant changes to the Company's significant accounting policies during the three months ended September 30, 2017.
Certain prior-period amounts have been reclassified to conform with current presentation. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the interim periods have been included. The operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year.
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
The accompanying consolidated financial statements include the accounts of collateralized loan obligations ("CLOs") issued and securitized by wholly owned subsidiaries of the Company. The Company has determined the CLOs are VIEs of which the Company's subsidiary is the primary beneficiary. The assets and liabilities of the CLOs are consolidated in the accompanying consolidated balance sheet in accordance with ASC 810, Consolidation.
Acquisition Fees and Acquisition Expenses
The Company incurs acquisition fees and acquisition expenses payable to the Advisor. The Company pays the Advisor an acquisition fee based on the principal amount funded by the Company to originate or acquire commercial mortgage loan investments or on the anticipated net equity funded by the Company to acquire real estate securities. Acquisition fees and acquisition expenses paid to the Company's Advisor in connection with the origination and acquisition of commercial mortgage loan investments and acquisition of real estate securities are evaluated based on the nature of the expense to determine if they should be expensed in the period incurred or capitalized and amortized over the life of the investment. The Company capitalizes certain direct costs relating to the loan origination activities and the cost is amortized over the life of the loan. The Advisor receives an acquisition fee of 1.0% of the principal amount funded by the Company to originate or acquire commercial mortgage loans (or anticipated net equity funded by the Company in the case of acquisition of real estate securities) and receives reimbursement for insourced acquisition expenses of 0.5%; provided, however, that if and when the aggregate purchase price for all investments acquired after the date of the Advisory Agreement reaches $600,000,000, the Company’s obligation to pay acquisition fees to the Advisor shall terminate. There is no such limitation on the acquisition expense reimbursements. In September 2017, the Company's aggregate purchase price for all investments acquired reached $600,000,000, and concurrently terminated the 1.0% acquisition fee payments to the Advisor for all investments subsequent to the limit being reached.
Commercial Mortgage Loans
Held-for-Investment - Commercial mortgage loans that are held for investment purposes and are anticipated to be held until maturity, are carried at cost, net of unamortized acquisition expenses, discounts or premiums and unfunded commitments. Commercial mortgage loans, held for investment purposes that are deemed to be impaired are carried at amortized cost less a specific allowance for loan losses. Interest income is recorded on the accrual basis and related discounts, premiums and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the Company’s consolidated statements of operations. Guaranteed loan exit fees payable by the borrower upon maturity are accreted over the life of the investment using the effective

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

interest method. The accretion of guaranteed loan exit fees is recognized in interest income in the Company's consolidated statements of operation.
Held-for-Sale - Commercial loans that are intended to be sold in the foreseeable future are reported as held-for-sale and are transferred at fair value and recorded at the lower of cost or fair value with changes recorded through the statements of operations. Unamortized loan origination costs for commercial mortgage loans held-for-sale that carried at the lower of cost or fair value are capitalized as part of the carrying value of the loans and recognized upon the sale of such loans. Amortization of origination costs ceases upon transfer of commercial mortgage loans to held-for-sale.
Held-for-Sale, Accounted for Under the Fair Value Option - The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments. As of September 30, 2017, the Company has elected to measure commercial mortgage loans held-for-sale in the Company's TRS under the fair value option to better reflect those commercial mortgage loans that are part of securitization warehousing activity. These commercial mortgage loans are included in the Commercial mortgage loans, held-for-sale, measured at fair value in the consolidated balance sheet. Interest income received on Commercial mortgage loans held-for-sale is recorded on the accrual basis of accounting and is included in interest income in the consolidated statements of operations.
As of September 30, 2017, the fair value carrying amount and the contractual principal outstanding of commercial mortgage loans accounted for under the fair value option was $61.0 million. None of the Company's commercial mortgage loans accounted for under the fair value option are in default or greater than ninety days past due. For the three and nine months ended September 30, 2017, there were no gains or losses relating to the Company's commercial mortgage loans that are accounted for under the fair value option. Acquisition expenses on originating these investments are expensed when incurred. As of December 31, 2016, the Company did not account for any of its commercial mortgage loans under the fair value option.
Allowance for Loan Losses
The allowance for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased through the loan loss provision on the Company's consolidated statements of operations and is decreased by charge-offs when losses are confirmed through the receipt of assets, such as cash in a pre-foreclosure sale or upon ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased. The Company uses a uniform process for determining its allowance for loan losses. The allowance for loan losses includes a general, formula-based component and an asset-specific component.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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
Derivatives and Hedging Activities
In the normal course of business, the Company is exposed to the effect of interest rate changes and may undertake a strategy to limit these risks through the use of derivatives.  The Company uses derivatives primarily to economically hedge against interest rates, CMBS spreads and macro market risk in order to minimize volatility.  The Company may use a variety of derivative instruments that are considered conventional, such as Treasury note futures and credit derivatives on various indices including CMBX and CDX.
The Company recognizes all derivatives on the consolidated balance sheets at fair value.  The Company does not designate derivatives as hedges to qualify for hedge accounting for financial reporting purposes and therefore any net payments under, or fluctuations in the fair value of these derivatives have been recognized currently in gain/(loss) on derivative instruments in the accompanying consolidated statements of operations. The Company records derivative asset and liability positions on a gross basis with any collateral posted with or received from counterparties recorded separately on the Company’s consolidated balance sheets. Certain derivatives that the Company has entered into are subject to master netting agreements with its counterparties, allowing for netting of the same transaction, in the same currency, on the same date.
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
Reportable Segments
The Company has determined that it has three reportable segments based on how the chief operating decision maker reviews and manages the business. The three reporting segments are as follows:

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

•
The conduit operated business through the Company's TRS, which is focused on originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market at a profit.

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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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
In October 2016, the FASB issued guidance where a reporting entity will need to evaluate if it should consolidate a VIE. The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The revised guidance is effective for reporting periods beginning after December 15, 2016. The Company adopted this guidance on January 1, 2017. The application of this guidance does not have a material impact on the Company’s consolidated financial statements.
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
Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans, held-for-investment, carrying values by class (in thousands):

	September 30, 2017	December 31, 2016
Senior loans	$1,254,879	$901,907
Mezzanine loans	32,186	136,830
Subordinated loans	—	10,000
Total gross carrying value of loans	1,287,065	1,048,737
Less: Allowance for loan losses	1,959	2,181
Total commercial mortgage loans, held for investment, net	$1,285,106	$1,046,556
The following table presents the activity in the Company's allowance for loan losses (in thousands):

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Beginning of period	$2,181	$888
Provision for loan losses	(222)	721
Charge-offs	—	—
Recoveries	—	—
Ending allowance for loan losses	$1,959	$1,609
As of September 30, 2017 and December 31, 2016, the Company's total commercial mortgage loan portfolio, excluding commercial mortgage loans accounted for under the fair value option, comprised of 73 and 71 loans, respectively.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

	September 30, 2017		December 31, 2016
Loan Type	Par Value	Percentage	Par Value	Percentage
Office	$433,110	32.7%	$340,944	31.6%
Multifamily	441,431	33.4%	329,203	30.6%
Hospitality	126,673	9.6%	143,582	13.3%
Retail	223,315	16.9%	154,684	14.4%
Mixed Use	45,235	3.4%	56,136	5.2%
Industrial	53,208	4.0%	52,688	4.9%
Total (1)	$1,322,972	100.0%	$1,077,237	100.0%

(1) Excludes $60.95 million in commercial mortgage loans held-for-sale, measured at fair value in the Company's TRS segment

As of September 30, 2017 and December 31, 2016, the Company's total commercial mortgage loans, held for sale, measured at fair value comprised of 4 and 0 loans, respectively.

	September 30, 2017		December 31, 2016
Loan Type	Par Value	Percentage	Par Value	Percentage
Industrial	$11,600	19.1%	$—	—%
Mixed Use	14,150	23.2%	—	—%
Multifamily	7,200	11.8%	—	—%
Retail	28,000	45.9%	—	—%
Total	$60,950	100.0%	$—	—%

Credit Characteristics
As part of the Company's process for monitoring the credit quality of its commercial mortgage loans, excluding those held-for-sale, measured at fair value, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its loans. The loans are rated on a 5-point scale as follows:

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
All commercial mortgage loans, excluding commercial mortgage loans, held-for-sale, measured at fair value, are assigned an initial risk rating of 2.0. As of September 30, 2017 and December 31, 2016, the weighted average risk rating of loans was 2.2 and 2.1, respectively. As of September 30, 2017 and December 31, 2016, the Company did not have any loans that were past due on their payments, in non-accrual status or impaired.
For the nine months ended September 30, 2017 and September 30, 2016, the activity in the Company's commercial mortgage loans, held-for-investment portfolio was as follows (in thousands):

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Balance at Beginning of Year	$1,046,556	$1,124,201
Acquisitions and originations	566,490	42,236
Dispositions	(68,514)	—
Principal repayments	(228,814)	(48,127)
Discount accretion and premium amortization*	1,604	1,704
Loans transferred to commercial real estate loans, held-for-sale, at fair value	(31,207)	—
Fees capitalized into carrying value of loans	(1,231)	—
Provision for loan losses	222	(721)
Balance at End of Period	$1,285,106	$1,119,293
________________________
* Includes amortization of capitalized acquisition fees and expenses.

Note 4 - Real Estate Securities
The following is a summary of the Company's real estate securities, CMBS (in thousands):

		Weighted Average
	Number of Investments	Interest Rate	Maturity	Par Value	Fair Value
September 30, 2017	—	—%	n/a	$—	$—
December 31, 2016	6	5.8%	February 2020	50,000	49,049
The Company classified its CMBS as available-for-sale as of September 30, 2017 and December 31, 2016. These investments are reported at fair value in the consolidated balance sheets with changes in fair value recorded in "accumulated other comprehensive income or loss". The following table shows the amortized cost, unrealized gains/losses and fair value of the Company's CMBS investments as of September 30, 2017 and December 31, 2016 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2017	$—	$—	$—	$—
December 31, 2016	49,548	—	(499)	49,049
As of September 30, 2017, the Company held no CMBS positions. As of December 31, 2016, the Company held 6 CMBS positions with an aggregate carrying value of $49.5 million, and an unrealized loss of $0.5 million, of which 2 positions had a total unrealized loss of $0.2 million for a period greater than 12 months.
The Company has recognized a gain of $0.2 million for the nine months ended September 30, 2017 and recognized a loss of approximately $1 million for the three and nine months ended September 30, 2016, recorded within the realized (gain) loss on sale of real estate securities in the consolidated statements of operations. The Company did not have any realized gains or losses during the three months ended September 30, 2017.

The following table provides information on the amounts of gains (losses) on the Company's real estate securities, CMBS, available-for-sale:

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Unrealized gains (losses) available-for-sale securities	$(448)	$1,449	$19	$(1,124)
Reclassification of net (gains) losses on available-for-sale securities included in net income (loss)	—	1,159	481	1,159
Unrealized gains (losses) available-for-sale securities, net of reclassification adjustment	$(448)	$2,608	$500	$35

The amounts reclassified for net (gain) loss on available-for-sale securities are included in the realized (gain) loss on sale of real estate securities in the Company's consolidated statements of operations.

Note 5 - Debt
Repurchase Agreements - Commercial Mortgage Loans
The Company entered into repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), Goldman Sachs Bank USA (the "GS Repo Facility"), U.S. Bank National Association (the "USB Repo Facility"), Barclays Bank PLC (the "Barclays Facility") and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, GS Repo Facility, USB Repo Facility, Barclays Facility, the "Repo Facilities").
The JPM Repo Facility has a maturity date of June 12, 2019 plus a one-year extension at the Company's option and provides up to $300.0 million in advances. The GS Repo Facility has a maturity date of December 27, 2018, with a one-year extension at the Company’s option, which may be exercised upon the satisfaction of certain conditions, and provides up to $250.0 million in advances. The USB Repo Facility matures on July 15, 2020, with two one-year extensions at the option of an indirect wholly-owned subsidiary of the Company, which may be exercised upon the satisfaction of certain conditions, and provides up to $100.0 million in advances. The CS Repo Facility matures on August 30, 2018 and provides up to $250.0 million in advances. Prior to the end of each calendar quarter, the Company may request an extension of the termination date for an additional 364 days from the end of such calendar quarter subject to the satisfaction of certain conditions and approvals. The Repo Facilities are all subject to various adjustments.
Advances under the JPM Repo Facility currently accrue interest at per annum rates generally equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of 2.40%. Borrowings under the GS Repo Facility accrue interest at per annum rates generally equal to the sum of (i) a spread over LIBOR of between 2.35% to 2.85%, depending on the attributes of the purchased asset, and (ii) 0.50%. Borrowings under the USB Repo Facility accrue interest at per annum rates generally equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin between 2.25% to 3.00%, depending on the attributes of the purchased assets. Borrowings under the CS Repo Facility accrue interest at per annum rates generally equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of 2.50% depending on the attributes of the purchased assets.
We expect to use advances from these repo facilities to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participation interests therein.
As of September 30, 2017 and December 31, 2016, the Company had $137.5 million and $257.7 million outstanding under the JPM Repo Facility with weighted average interest rates on advances of 3.36% and 3.08%, respectively. The Company incurred $7.1 million and $3.4 million in interest expense on the JPM Repo Facility for the nine months ended September 30, 2017 and 2016, respectively, including amortization of deferred financing cost.
As of September 30, 2017, the Company had $138 million outstanding under the GS Repo Facility with a weighted average interest rate on advances of 3.58%. The Company incurred $3.2 million of interest expense on the GS Repo Facility for the nine months ended September 30, 2017, including amortization of deferred financing cost. The Company had no advances under the GS Repo Facility as of December 31, 2016. The Company did not incur any interest expense on the GS Repo Facility during the nine months ended September 30, 2016.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

As of September 30, 2017, the Company had $12.3 million outstanding under the USB Repo Facility with a weighted average interest rate on advances of 4.16%. The Company incurred $0.2 million of interest expense on the USB Repo Facility for the nine months ended September 30, 2017, including amortization of deferred financing cost.
As of September 30, 2017, the Company had $31.6 million outstanding under the CS Repo Facility with a weighted average interest rate on advances of 3.73%. The Company incurred $57.6 thousand of interest expense on the CS Repo Facility for the nine months ended September 30, 2017, including amortization of deferred financing cost. The Company had no advances under the CS Repo Facility as of December 31, 2016. The Company did not incur any interest expense on the CS Repo Facility during the nine months ended September 30, 2016
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. Should the value of the Company’s collateral decrease as a result of deteriorating credit quality, resulting margin calls may cause an adverse change in the Company’s liquidity position. As of September 30, 2017 and December 31, 2016, the Company is in compliance with all debt covenants.
The Company entered into the Barclays Facility on September 19, 2017  The Barclays Facility provides for a senior secured $75 million revolving line of credit and bears interest at per annum rates equal to one of two base rates plus an applicable margin. The Barclays Facility has a maturity of September 19, 2019, subject to an extension term of one year, and provides for quarterly interest-only payments, with all principal and interest outstanding being due on the maturity date. The Barclays Facility may be prepaid from time to time and at any time, in whole or in part, without premium or penalty. The Company expects to use advances on the Barclays Facility to finance the origination of eligible loans, including first lien mortgage loans, junior mortgage loans, mezzanine loans, and participation interests therein.  As of September 30, 2017, the Company had no advances under the Barclays Facility.
Other financing - Commercial Mortgage Loans
The Company entered into a financing arrangement with Pacific Western Bank for term financing (“PWB Financing”) on May 17, 2017. The PWB Financing provided the Company with $36.2 million and is collateralized by a portfolio asset of $54.2 million. The PWB Financing currently accrues interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of 4.00%. The PWB Financing initially matures on June 9, 2019, with two one-year extension options at the Company’s option. As of September 30, 2017, the Company had $30.5 million outstanding under the PWB Financing. The Company incurred $0.7 million of interest expense on the PWB Financing for the nine months ended September 30, 2017, including amortization of deferred financing cost.
Repurchase Agreements - Real Estate Securities
The Company has entered into various Master Repurchase Agreements (the "MRAs") that allow the Company to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary. As of September 30, 2017, the Company pledged Tranche C of RFT 2015-FL1 under its MRAs. As of December 31, 2016, the Company pledged Tranche C of RFT 2015-FL1 and its real estate securities available for sale under its MRAs.
Below is a summary of the Company's MRAs as of September 30, 2017 and December 31, 2016 (in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Fair Value Collateral Pledged (*)	Interest Rate	Days to Maturity
As of September 30, 2017
J.P. Morgan Securities LLC	$39,035	$74	$55,764	2.97%	6
Total/Weighted Average	$39,035	$74	$55,764	2.97%	6

As of December 31, 2016
J.P. Morgan Securities LLC	$59,122	$96	$92,658	2.55%	6
Citigroup Global Markets, Inc.	3,879	1	4,850	2.11%	26
Wells Fargo Securities, LLC	3,638	4	4,850	2.05%	13
Total/Weighted Average	$66,639	$101	$102,358	2.50%	8

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

* Includes $55.8 and $53.3 Tranche C of Company issued CLO held by the Company, which eliminates within the real estate securities, at fair value line of the consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively.
Collateralized Loan Obligation
On October 19, 2015, RFT 2015-FL1 Issuer, Ltd. (the “2015 Issuer”) and RFT 2015-FL1 Co-Issuer, LLC (the “2015 Co-Issuer”), both wholly owned indirect subsidiaries of the Company, entered into an indenture with the OP, as advancing agent, U.S. Bank National Association as note administrator and U.S. Bank National Association as trustee, which governs the issuance of approximately $350.2 million principal balance secured floating rate notes (the “Notes”). In addition, concurrently with the issuance of the Notes, the 2015 Issuer also issued 78,188,494 Preferred Shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “Preferred Shares”), which were not offered as part of closing the indenture. For U.S. federal income tax purposes, the 2015 Issuer and 2015 Co-Issuer are disregarded entities.
On June 29, 2017, BSPRT 2017-FL1 Issuer, Ltd. (the “2017 Issuer”) and BSPRT 2017-FL1 Co-Issuer, LLC (the “2017 Co-Issuer”), both wholly owned indirect subsidiaries of the Company, entered into an indenture with the OP, as advancing agent, U.S. Bank National Association as note administrator and U.S. Bank National Association as trustee, which governs the issuance of approximately $339.5 million principal balance secured floating rate notes (the “Notes”). In addition, concurrently with the issuance of the Notes, the 2017 Issuer also issued 78,561,345 Preferred Shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “Preferred Shares”), which were not offered as part of closing the indenture. For U.S. federal income tax purposes, the 2017 Issuer and 2017 Co-Issuer are disregarded entities.
As of September 30, 2017 and December 31, 2016, the CLO Notes issued in 2015 are collateralized by interests in a pool of 17 and 27 mortgage assets having a total principal balance of $321.8 million and $419.3 million, respectively, (the “Mortgage Assets”) originated by a subsidiary of the Company. The sale of the Mortgage Assets to the 2015 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of October 19, 2015, between the Company and the 2015 Issuer. In connection with the securitization, the 2015 Issuer and 2015 Co-Issuer offered and sold the following classes of Notes to third parties: Class A, Class B and Class C. A wholly owned subsidiary of the Company retained approximately $56.0 million of the total $76.0 million of Class C and all of the preferred equity in the Issuer. The retained Class C and its related interest income and the preferred equity are eliminated in the Company's consolidated financial statements. The Company, as the holder of preferred equity in the 2015 Issuer, will absorb the first losses of the CLO, which may have a negative impact to the Company's result of operations. The issuance of the CLO also results in an increase in interest expense within the Consolidated Statements of Operations.
As of September 30, 2017 the CLO Notes issued in 2017 are collateralized by interests in a pool of 23 mortgage assets having a total principal balance of $418.1 million (the “Mortgage Assets”) originated by a subsidiary of the Company. The sale of the Mortgage Assets to the 2017 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of June 29, 2017, between the Company and the 2017 Issuer. In connection with the securitization, the 2017 Issuer and 2017 Co-Issuer offered and sold the following classes of Notes to third parties: Class A, Class B and Class C. A wholly owned subsidiary of the Company retained all of the preferred equity in the 2017 Issuer. The Company, as the holder of preferred equity in the 2017 Issuer, will absorb the first losses of the CLO, which may have a negative impact to the Company's result of operations. The issuance of the CLO also results in an increase in interest expense within the Consolidated Statements of Operations.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The following tables represent the terms of the 2015 and 2017 CLOs issued, respectively.

2015 Facility ($000s)	Par Value Issued	Par Value Outstanding (*)	Interest Rate	Maturity Date
As of September 30, 2017
Tranche A	$231,345	$124,690	1M LIBOR + 175	8/1/2030
Tranche B	42,841	42,841	1M LIBOR + 388	8/1/2030
Tranche C	76,044	20,000	1M LIBOR + 525	8/1/2030
	$350,230	$187,531

As of December 31, 2016
Tranche A	$231,345	$222,195	1M LIBOR + 175	8/1/2030
Tranche B	42,841	42,841	1M LIBOR + 388	8/1/2030
Tranche C	76,044	20,000	1M LIBOR + 525	8/1/2030
	$350,230	$285,036
________________________
* Excludes $56.0 million and $56.0 million of Tranche C of Company issued CLO held by the Company, which eliminates within the collateralized loan obligation line of the consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively.

2017 Facility ($000s)	Par Value Issued	Par Value Outstanding	Interest Rate	Maturity Date
As of September 30, 2017
Tranche A	$223,600	$223,600	1M LIBOR + 135	7/1/2027
Tranche B	48,000	48,000	1M LIBOR + 240	7/1/2027
Tranche C	67,900	67,900	1M LIBOR + 425	7/1/2027
	$339,500	$339,500

The below table reflects the total assets and liabilities of the Company's two CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of September 30, 2017 and December 31, 2016 as the Company is the primary beneficiary of the VIEs. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIEs' economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIEs.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Assets ($000s)	September 30, 2017	December 31, 2016
Cash (1)	$37,615	$5
Commercial mortgage loans, held for investment, net of allowance of $1,431 and $1,017 (2)	699,928	417,057
Accrued interest receivable	1,899	1,101
Total assets	$739,442	$418,163

Liabilities
Notes payable (3)(4)	$571,303	$334,246
Interest payable	980	564
Total liabilities	$572,283	$334,810

________________________
(1) Includes $37.5 million of cash held by the servicer related to CLO loan payoffs as of September 30, 2017.
(2) The balance is presented net of allowance for loan loss of $1.4 million and $1.0 million as of September 30, 2017 and December 31, 2016, respectively.
(3) Includes $55.8 million and $55.8 million of Tranche C of Company issued CLO held by the Company, which eliminates within the Collateral loan obligations line of the consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively.
(4) The balance is presented net of deferred financing cost and discount of $11.5 million and $6.8 million as of September 30, 2017 and December 31, 2016, respectively.

Note 6 - Net Income Per Share
Basic earnings per common share (“EPS”) is computed by dividing net income of the Company by the weighted-average number of common shares outstanding. Diluted EPS is computed in the same manner as basic EPS, except the number of shares is increased to include additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued. Potential common shares consist primarily of share-based compensation awards calculated using the treasury stock method. As of September 30, 2017 and September 30, 2016, the Company did not have any anti-dilutive common shares outstanding. The following table is a summary of the basic and diluted net income per share computation for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (in thousands)	$6,975	$5,373	$19,305	$23,653
Basic weighted average shares outstanding	31,741,679	31,516,876	31,778,169	31,622,796
Unvested restricted shares	14,824	7,035	12,098	6,274
Diluted weighted average shares outstanding	31,756,503	31,523,911	31,790,267	31,629,070
Basic net income per share	$0.22	$0.17	$0.61	$0.75
Diluted net income per share	$0.22	$0.17	$0.61	$0.75
Note 7 - Common Stock
As of September 30, 2017 and December 31, 2016, the Company had 31,641,275 and 31,884,631 shares of common stock outstanding, respectively, including shares issued pursuant to the Dividend Reinvestment Plan ("DRIP") and unvested restricted shares.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

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
On May 13, 2013, the Company's board of directors authorized and declared a distribution calculated daily at a rate of $0.00565068493 per day, which is equivalent to $2.0625 per annum, per share of common stock. In March 2016, the Company's board of directors ratified the existing distribution amount equivalent to $2.0625 per annum for calendar year 2016. On November 10, 2016 the Company’s board of directors changed the DRIP offer price to $20.05, which is equal to the estimated per-share NAV as of September 30, 2016 approved by the board of directors. In August 2017, the Company’s board of directors authorized and declared a distribution calculated daily at a rate of $0.00394521 per day, which is equivalent to $1.44 per annum, per share of common stock. The price change was applied to the reinvestment of distributions commencing with the October 2016 distributions. On May 10, 2017, the Company’s board of directors changed the methodology used to determine the DRIP offer price to be the lesser of (i) the Company’s most recent estimated per-share NAV, as approved by the Company’s board of directors from time to time, and (ii) the Company’s book value per share, computed in accordance with GAAP. Based on this new methodology, the DRIP offer price for May 2017, June 2017 and July 2017 was $19.62 per share, which was the GAAP book value per share as of March 31, 2017. The DRIP offer price for September 2017, October 2017 and November 2017 was $19.29 per share, which was the GAAP book value per share as of June 30, 2017. Starting December 2017 the DRIP offer price will be $19.02 per share, which is the Company's estimated per share NAV as of September 30, 2017.
The Company's distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The Company's board of directors may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distributions payments are not assured. The Company distributed $47.6 million during the nine months ended September 30, 2017, comprised of $31.3 million in cash and $16.3 million in shares of common stock issued under the DRIP. The Company distributed $49.0 million during the nine months ended September 30, 2016, comprised of $30.0 million in cash and $19.1 million in shares of common stock issued under the DRIP.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The Company’s most recent estimated per-share NAV is $19.02 and the Company’s GAAP book value per share as of September 30, 2017 is $19.07. These amendments will begin to apply to repurchases made pursuant to the SRP for the fiscal semester ended December 31, 2017.

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
Repurchases pursuant to the SRP, when requested, generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Funding for repurchases pursuant to the SRP for any given fiscal semester will be limited to proceeds received during that same fiscal semester through the issuance of common stock pursuant to any DRIP in effect from time to time, provided that the Company's board of directors has the power, in its sole discretion, to determine the amount of shares repurchased during any fiscal semester as well as the amount of funds to be used for that purpose. Any repurchase requests received during such fiscal semester will be paid at the price, computed as described above on the last day of such fiscal semester. Due to these limitations, the Company cannot guarantee that the Company will be able to accommodate all repurchase requests made during any fiscal semester or fiscal year. However, a stockholder may withdraw its request at any time or ask that the Company honors the request when funds are available. Pending repurchase requests will be honored on a pro rata basis. The Company will generally pay repurchase proceeds, less any applicable tax or other withholding required by law, by the 31st day following the end of the fiscal semester during which the repurchase request was made.
When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP will have the status of authorized but unissued shares.

The following table reflects the number of shares repurchased under the SRP cumulatively through September 30, 2017:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2016	985	918,683	$23.94
January 1 - March 31, 2017	502	496,678	19.04
April 1 - June 30, 2017	2	327	20.08
July 1 - September 30, 2017	636	575,703	19.24
Cumulative as of September 30, 2017	2,125	1,991,391	$21.37
Note 8 - Commitments and Contingencies
Unfunded Commitments for Commercial Mortgage Loans
As of September 30, 2017 and December 31, 2016, the Company had the below unfunded commitments to the Company's borrowers.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Funding Expiration	September 30, 2017	December 31, 2016
2016	$—	$—
2017	4,766	7,794
2018	44,180	62,368
2019	27,705	9,072
2020	19,856	—
Total	$96,507	$79,234

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
Note 9 - Related Party Transactions and Arrangements
The Company entered into the Advisory Agreement with the Advisor on September 29, 2016.
The Advisor receives an acquisition fee of 1.0% of the principal amount funded by the Company to originate or acquire commercial mortgage loans (or anticipated net equity funded by the Company in the case of acquisitions of real estate securities) and receives reimbursement for insourced acquisition expenses of 0.5%; provided, however, that if and when the aggregate purchase price for all investments acquired after the date of the Advisory Agreement reaches $600,000,000, the Company’s obligation to pay acquisition fees to the Advisor shall terminate. In no event will the total of all acquisition fees and acquisition expenses exceed 4.5% of the principal amount funded with respect to the Company's total portfolio including subsequent funding to investments in the Company's portfolio. In September 2017, the Company's aggregate purchase price for all investments acquired reached $600,000,000, and concurrently terminated the 1.0% acquisition fee payments to the Advisor for all investments subsequent to the limit being reached.
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
During the three and nine months ended September 30, 2017, the Company paid acquisition fees and expenses of $3.0 million and $9.0 million respectively, of which $1.7 million and $4.2 million respectively, have been recognized in Acquisition fees and expenses on the Company's consolidated statements of operations. In addition, during the three and nine months ended September 30, 2017, the Company capitalized $1.3 million and $4.8 million, respectively of acquisition fees and

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

expenses included in Commercial mortgage loans within the Company's consolidated balance sheets, which is amortized over the life of each investment using the effective interest method.
During the three and nine months ended September 30, 2016, the Company paid acquisition fees and expenses of $0.3 million and $0.6 million respectively, and recognized the same amounts respectively, in Acquisition fees and expenses on the Company's consolidated statements of operations. The Company did not capitalize any acquisitions expenses for the three and nine months ended September 30, 2016.
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
During the three and nine months ended September 30, 2017, the Company incurred $2.3 million and $7.0 million in asset management fees, respectively. During the three and nine months ended September 30, 2016, the Company incurred $1.1 million and $7.1 million in asset management fees, respectively. These asset management fees are recorded in "Asset management and subordinated performance fee" within the consolidated statements of operations.
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
The Company did not incur an annual subordinated performance fee during the three and nine months ended September 30, 2017 and September 30, 2016. These subordinated performance fees are recorded in "Asset management and subordinated performance fees" within the Company's consolidated statements of operations.
The table below depicts related party fees and reimbursements in connection with the operations of the Company for the three and nine months ended September 30, 2017 and 2016 and the associated payable as of September 30, 2017 and December 31, 2016 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,		Payable as of
	2017		2016	2017	2016	September 30, 2017	December 31, 2016
Total compensation and reimbursement for services provided by the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager	$—		$—	$—	$—	$480	$480
Acquisition fees and expenses	3,014		255	8,968	635	212	—
Administrative services expenses	1,480	—	2,480	3,285	3,835	1,480	1,000
Advisory and investment banking fee	—		—	—	6	—	—
Asset management and subordinated performance fee	2,299		1,066	6,952	7,091	2,299	2,439
Other related party expenses	87		6	183	56	112	145
Total related party fees and reimbursements	$6,880		$3,807	$19,388	$11,623	$4,583	$4,064
The payables as of September 30, 2017 and December 31, 2016 in the table above are included in "Due to affiliates" in the Company's consolidated balance sheets.
Subject to the limitations outlined below, the Company reimbursed the Former Advisor's cost of providing administrative services and personnel costs in connection with other services provided, in addition to paying an asset management fee;

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

however, the Company did not reimburse the Former Advisor for personnel costs in connection with services for which the Former Advisor received acquisition fees or disposition fees. For the three and nine months ended September 30, 2017, the Company incurred $1.5 million and $3.3 million of administrative costs in connection with the operations of the Company, which is included in "Administrative services expenses" in the consolidated statements of operations. For the three and nine months ended September 30, 2016, the Company incurred $2.5 million and $3.8 million of administrative costs in connection with the operations of the Company, which is included in "Administrative services expenses" in the consolidated statements of operations.
The Advisor is required to pay any expenses in which the Company's operating expenses as defined by North American Securities Administrators Association at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets or (ii) 25.0% of net income for such expense year. For the preceding four fiscal quarters, the Company did not exceed the greater of the two aforementioned criteria as of September 30, 2017.
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

Financial Instruments Measured at Fair Value on a Recurring Basis
CMBS are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar real estate securities and the spreads used in the prior valuation. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. The Company obtains current market spread information where available and uses this information in evaluating and validating the market price of all CMBS. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of September 30, 2017 the Company had no CMBS. As of December 31, 2016, the Company obtained broker quotes for determining the fair value of each CMBS investment used. As the broker quotes were both limited and non-binding, the Company has classified the CMBS as Level III.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Commercial mortgage loans held-for-sale, measured at fair value in the Company's TRS are initially recorded at transaction proceeds, which are considered to be the best initial estimate of fair value. Fair value is determined using a discounted cash flow model that primarily considers changes in interest rates and credit spreads, weighted average life and current performance of the underlying collateral. This model uses market data from recent securitizations that have similar collateral to the Company’s loan portfolio and other information available from market participants. All results of the model are evaluated by the Company’s senior investment professionals. The Company also engaged the services of a third party independent valuation firm to determine fair value of certain investments held by the Company. Future profit and loss from the securitization is not recognized, but overall spread moves are captured in the loan valuation, the Company classified the commercial mortgage loans held-for-sale, measured at fair value as Level III.

The fair value for Treasury note futures is derived using market prices.  Treasury note futures trade on the Chicago Mercantile Exchange (“CME”). The deliverable instruments are a variety of recently issued 10-year U.S. Treasury notes. The future contracts are liquid and are centrally cleared through the CME.  Treasury note futures are generally categorized in Level I of the fair value hierarchy.

The fair value for a credit default swap contract is derived using a pricing model that is widely accepted by marketplace participants.  Credit default swaps are traded in the OTC market. The pricing model takes into account multiple inputs including specific contract terms, interest rate yield curves, interest rates, credit curves, recovery rates, and current credit spreads obtained from swap counterparties and other market participants. Most inputs into the model are not subjective as they are observable in the marketplace or set per the contract. Valuation is primarily determined by the difference between the contract spread and the current market spread. The contract spread (or rate) is generally fixed and the market spread is determined by the credit risk of the underlying debt or reference entity. If the underlying indices are liquid and the OTC market for the current spread is active, credit default swaps are categorized in Level II of the fair value hierarchy. If the underlying indices are illiquid and the OTC market for the current spread is not active, credit default swaps are categorized in Level III of the fair value hierarchy.

The following table presents information about the Company’s financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of September 30, 2017 and December 31, 2016:

($ in thousands)	Total	Level I	Level II		Level III
September 30, 2017
Assets, at fair value
Real estate securities	$—	$—	$—		$—
Commercial mortgage loans, held-for-sale (1)	60,950	—	—		60,950
Treasury note futures	754	754	—		—
Credit derivatives	206	—	206		—
Total assets, at fair value	$61,910	$754	$206	—	$60,950

Liabilities, at fair value
Credit derivatives	$1,003	$—	$1,003		$—
Total liabilities, at fair value	$1,003	$—	$1,003		$—

December 31, 2016
Assets, at fair value
Real estate securities	$49,049	$—	$—		$49,049
Commercial mortgage loans, held-for-sale (1)	—	—	—		—
Treasury note futures	—	—	—		—
Credit derivatives	—	—	—		—
Total assets, at fair value	$49,049	$—	$—		$49,049
(1) Loans held in the Company's TRS, reported within "Commercial mortgage loans, held-for-sale, measured at fair value" on the consolidated balance sheets.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of September 30, 2017. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. As a result, the unrealized gains and losses for assets and liabilities within the Level III category may include changes in fair value that were attributable to both observable and unobservable inputs.

September 30, 2017	Asset Category	Fair Value September 30, 2017 (in thousands)	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
	Commercial mortgage loans, held-for-sale, measured at fair value	$60,950	Discounted Cash Flow	Yield	4.39%	4.21%-4.87%
(1) In determining certain of these inputs, the Company evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies and company specific developments including exit strategies and realization opportunities. The Company has determined that market participants would take these inputs into account when valuing the investments.
(2) Inputs were weighted based on the fair value of the investments included in the range.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 for which the Company has used Level III inputs to determine fair value (in thousands):

	September 30, 2017
	Commercial Mortgage Loans, held-for-sale, measured at fair value	Real Estate Securities
Beginning balance, January 1, 2017	$—	$49,049
Transfers into Level III		—
Total realized and unrealized gains (losses) included in earnings:
Realized gain (loss) on sale of real estate securities	—	172
Impairment losses on real estate securities	—
Net accretion	—	167
Unrealized gains (losses) included in OCI (1)	—	500
Purchases	60,950	—
Sales / paydown	—	(49,888)
Cash repayments/receipts	—	—
Transfers out of Level III	—	—
Ending balance, September 30, 2017	$60,950	$—

	December 31, 2016
	Commercial Mortgage Loans, held-for-sale, measured at fair value	Real Estate Securities
Beginning balance, January 1, 2016	$—	$—
Transfers into Level III	—	57,639
Total realized and unrealized gains (losses) included in earnings:
Realized gain (loss) on sale of real estate securities	—	(874)
Impairment losses on real estate securities	—	(310)
Net accretion	—	—
Unrealized gains (losses) included in OCI	—	1,719
Purchases	—	—
Sales/paydown	—	(9,125)
Cash repayments/receipts	—	—
Transfers out of Level III	—	—
Ending balance, December 31, 2016	$—	$49,049
________________________
(1) - Unrealized gains included in Other comprehensive income ("OCI") are attributable to assets held at December 31, 2016.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Financial Instruments Measured at Fair Value on a Non-Recurring Basis
The following table presents the Company's financial instruments carried at fair value on a non-recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of September 30, 2017 and December 31, 2016 (in thousands):

	Total	Level I	Level II	Level III
September 30, 2017
Commercial mortgage loans, held-for-sale (1)	$33,451	$—	$—	$33,451
December 31, 2016
Commercial mortgage loans, held-for-sale (1)	21,179	—	—	21,179
(1) Fair value of the Commercial mortgage loans, held-for-sale as presented in the consolidated balance sheets is recorded at lower of cost or fair value. This treatment resulted in assets of $31,180 and $21,179 at September 30, 2017 and December 31, 2016, respectively.

The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of September 30, 2017and December 31, 2016. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. As a result, the unrealized gains and losses for assets and liabilities within the Level III category may include changes in fair value that were attributable to both observable and unobservable inputs.

($ in thousands)	Asset Category	Fair Value September 30, 2017	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
September 30, 2017	Commercial mortgage loans, held-for-sale	$33,451	Discounted Cash Flow	Yield	10.18%	10% - 13%

December 31, 2016	Commercial mortgage loans, held-for-sale	$21,179	Discounted Cash Flow	Yield	10.80%	10.5% - 11%
(1) In determining certain of these inputs, the Company evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies and company specific developments including exit strategies and realization opportunities. The Company has determined that market participants would take these inputs into account when valuing the investments.
(2) Inputs were weighted based on the fair value of the investments included in the range.

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no transfers between levels within fair value hierarchy during the three and nine months ended September 30, 2017.
The fair value of cash and cash equivalents and restricted cash are measured using observable quoted market prices, or Level I inputs and their carrying value approximates their fair value. The fair value of borrowings under repurchase agreements approximate their carrying value on the consolidated balance sheets due to their short-term nature, and are measured using Level II inputs.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans, held-for-investment and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of September 30, 2017 and December 31, 2016 (in thousands):

		Level	Carrying Amount	Fair Value
September 30, 2017
Commercial mortgage loans, held-for-investment (1)	Asset	III	$1,287,065	$1,281,114
Collateralized loan obligation	Liability	II	515,500	583,046
December 31, 2016
Commercial mortgage loans, held-for-investment (1)	Asset	III	1,048,737	1,029,756
Collateralized loan obligation	Liability	II	278,450	282,001
________________________
1 The carrying value is gross of $2.0 million and $2.2 million of allowance for loan losses as of September 30, 2017 and December 31, 2016, respectively.
The fair value of the commercial mortgage loans, held for investment is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The Company received broker quotes for each tranche of the CLOs issued in 2015 and 2017.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 11 - Derivative Instruments
The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.

As of September 30, 2017, the net premiums received on derivative instrument assets were $0.6 million.

The following derivative instruments were outstanding as of September 30, 2017 ($ in thousands):

		Fair Value
Contract type	Notional	Assets (1)	Liabilities (1)	Net
Credit derivatives	$66,000	$206	$1,003	$(797)
Treasury note futures	69,676	754	—	754
Total	$135,676	$960	$1,003	$(43)

(1) Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

The Company did not have any derivative instruments outstanding as of December 31, 2016.

The following tables indicates the net realized and unrealized losses on derivatives, by primary underlying risk exposure, as included in loss on derivative instruments in the consolidated statements of operations for the three and nine months ended September 30, 2017. The Company did not have any net realized and unrealized gain or loss on derivatives during the three and nine months ended September 30, 2016.

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Unrealized Gain (Loss)	Realized Gain (Loss)	Total	Unrealized Gain (Loss)	Realized Gain (Loss)	Total
Contract type
Credit derivatives	$(171)	$(18)	$(189)	$(171)	$(18)	$(189)
Treasury note futures	754	—	754	754	—	754
Total	$583	$(18)	$565	$583	$(18)	$565

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 12 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets uses a gross presentation of derivatives and repurchase agreements and collateral pledged. Master netting agreements that the Company has entered into with its derivative and repurchase agreement counterparties allow for netting of the same transaction, in the same currency, on the same date.  Assets, liabilities, and collateral subject to master netting agreements as of September 30, 2017 and December 31, 2016 are disclosed in the tables above. The Company does not present its derivative and repurchase agreements net on the consolidated balance sheets as it has elected gross presentation.
The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's repurchase agreements and derivatives within the scope of ASC 210-20, Balance Sheet—Offsetting, as of September 30, 2017 and December 31, 2016, (in thousands):

							Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets		Gross Amounts Offset in the Balance Sheet		Net Amount of Assets Presented in the Balance Sheet		Financial Instruments		Cash Collateral Received		Net Amount
September 30, 2017
Derivatives	$960		$—		$960		$—		$—		$960
Total	$960		$—		$960		$—		$—		$960

							Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities		Gross Amounts Offset on the Balance Sheet		Net Amount of Liabilities Presented on the Balance Sheet		Financial Instruments as Collateral Pledged (*)		Cash Collateral Pledged		Net Amount
September 30, 2017
Repurchase agreements, commercial mortgage loans	$319,385		$—		$319,385		$553,364		$5,005		$—
Repurchase agreements - real estate securities	39,035		—		39,035		55,764		389		—
Derivatives	1,003		—		1,003		—		1,436		—
Total	$359,423	—	$—		$359,423		$609,128	—	$6,830	—	$—

							Gross Amounts Not Offset on the Balance Sheet
December 31, 2016	Gross Amounts of Recognized Liabilities		Gross Amounts Offset on the Balance Sheet		Net Amount of Liabilities Presented on the Balance Sheet		Financial Instruments as Collateral Pledged (*)		Cash Collateral Pledged		Net Amount
Repurchase agreements, commercial mortgage loans	$257,664		$—		$257,664		$399,914		$5,000		$—
Real estate securities	66,639		—		66,639		102,358		21		—
Total	$324,303	—	$—	—	$324,303	—	$502,272	—	$5,021	—	$—
* Includes $55.8 million and $53.3 million Tranche C of Company issued CLO held by the Company, which eliminates within the real estate securities, at fair value line of the consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively.
Note 13 - Segment Reporting
The Company has determined that it has three reportable segments based on how the chief operating decision maker reviews and manages the business. The three reporting segments are as follows:

•
The real estate debt business which is focused on originating, acquiring and asset managing commercial real estate debt investments, including first mortgage loans, subordinate mortgages, mezzanine loans and participations in such loans.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

•
The real estate securities business focuses on investing in and asset managing commercial real estate securities primarily consisting of CMBS and may include unsecured REIT debt, CDO notes and other securities.

•
The conduit business operated through the Company's TRS, which is focused on generating superior risk-adjusted returns by originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market at a profit. The Company performed a recast of its results of operations for the TRS, a new line of business, and determined there to be no material changes.

The following table represents the Company's operations by segment for the three months ended September 30, 2017 and 2016 (in thousands):

Three Months Ended September 30, 2017	Total	Real Estate Debt	Real Estate Securities	TRS
Interest income	$22,195	$21,795	$269	$131
Interest expense	8,845	8,386	409	50
Net income (loss)	6,975	7,588	(22)	(591)
Three Months Ended September 30, 2016
Interest income	20,250	18,682	1,568	—
Interest expense	7,317	6,642	675	—
Net income	5,373	5,265	108	—

The following table represents the Company's operations by segment for the nine months ended September 30, 2017 and 2016 (in thousands):

Nine Months Ended September 30, 2017	Total	Real Estate Debt	Real Estate Securities	TRS
Interest income	$61,917	$60,435	$1,351	$131
Interest expense	21,990	20,686	1,254	50
Net income	19,305	19,627	269	(591)
Nine Months Ended September 30, 2016
Interest income	60,763	55,973	4,790	—
Interest expense	17,478	15,443	2,035	—
Net income	23,653	22,775	878	—

The following table represents the Company's total assets by segment as of September 30, 2017 and December 31, 2016 (in thousands):

As of September 30, 2017	Total	Real Estate Debt	Real Estate Securities	Conduit
Total Assets	$1,521,102	$1,437,630	$389	$83,083
As of December 31, 2016
Total Assets	1,248,125	1,198,806	49,319	—

For the purposes of the table above, any expenses not associated with a specific segment have been allocated to the business segments using a percentage derived by using the sum of commercial mortgage loans, net and real estate securities, at fair value as the denominator and commercial mortgage loans, net and real estate securities, at fair value as the numerators.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited)

Note 14 - Subsequent Events
Distributions Paid
On October 2, 2017 and November 1, 2017, the Company paid monthly distributions of $3.7 million and $3.9 million, respectively, to stockholders of record during the month of September 2017 and October 2017, respectively. Pursuant to the DRIP, $1.2 million of the October 2017 distribution $1.3 million of the November 2017 distribution was used to purchase 63,693 and 65,287 shares, respectively.
Determination of Net Asset Value per Share
On November 9, 2017, the Company’s board of directors unanimously determined an estimated NAV per share of the Company’s common stock of $19.02 as of September 30, 2017. The estimated NAV per share is based upon the estimated value of the Company’s assets less the Company’s liabilities as of September 30, 2017. An independent third-party valuation firm was engaged to value the Company’s investment portfolio. The Advisor calculated the estimated NAV per share based in part on this valuation and recommended to the board of directors the estimated NAV per share calculated by the Advisor. The valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013.
As a result of the approval by the board of directors of the estimated NAV per share as of September 30, 2017, and pursuant to the terms of the DRIP and SRP, the Company (i) will offer shares pursuant to the DRIP at a purchase price of $19.02, beginning with November 2017 distributions which are reinvested in December 2017; and (ii) will repurchase shares pursuant to the SRP at a repurchase price of $19.02, subject to discounts in certain circumstances and subject to the terms and conditions of the SRP.

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q may include, but are not limited to, statements as to:

•	our business and investment strategy;

•	our ability to make investments in a timely manner or on acceptable terms;

•	current credit market conditions and our ability to obtain long-term financing for our investments in a timely manner and on terms that are consistent with what we project when we invest;

•	the effect of general market, real estate market, economic and political conditions, including the recent economic slowdown and dislocation in the global credit markets;

•	our ability to make scheduled payments on our debt obligations;

•	our ability to generate sufficient cash flows to make distributions to our stockholders;

•	our ability to generate sufficient debt and equity capital to fund additional investments, including through our ability to execute securitization transactions;

•	our ability to refinance our existing financing arrangements;

•	the degree and nature of our competition;

•	the availability of qualified personnel;

•	our ability to maintain our qualification as a real estate investment trust ("REIT"); and

•
other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 and in Item 1A of Part II of this Form 10-Q for the quarter ended September 30, 2017.

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
Overview
We were incorporated in Maryland on November 15, 2012 and conduct our operations to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. In addition, the Company, through certain subsidiaries which are treated as taxable REIT subsidiaries (each a “TRS”), is indirectly subject to U.S. federal, state and local income taxes. On May 14, 2013, we commenced business operations after raising in excess of $2.0 million of equity, the amount required for us to release equity proceeds from escrow. We are in business to originate, acquire and manage a diversified portfolio of commercial real estate debt secured by properties located both within and outside of the United States. We may also invest in commercial real estate securities. Commercial real estate debt investments may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. Commercial real estate securities may include commercial mortgage-backed securities ("CMBS") , senior unsecured debt of publicly traded REITs, debt or equity securities of other publicly traded real estate companies and CDOs. The Company also originates conduit loans which the Company intends to sell through its TRS into CMBS securitization transactions at a profit.
We have no direct employees. On September 29, 2016 we terminated our advisory agreement with our former advisor and entered into the Advisory Agreement with our Advisor. Our Advisor manages our affairs on a day-to-day basis. The Advisor receives compensation and fees for services related to the investment and management of our assets and our operations.

The Advisor, an SEC-registered investment adviser, is a credit-focused alternative asset management firm. The Advisor manages assets across a broad range of complementary credit strategies, including high yield, levered loans, private/opportunistic debt, liquid credit, structured credit and commercial real estate debt. The Advisor is affiliated with Providence Equity Partners L.L.C.
Estimated Per Share NAV
On November 9, 2017, our board of directors unanimously approved and established an estimated per share net asset value (“NAV”) of $19.02. The estimated per share NAV is based upon the estimated value of our assets less our liabilities as of September 30, 2017 (the “Valuation Date”). This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013. We believe that there have been no material changes between the Valuation Date and the date of this filing that would impact the estimated per share NAV.
With the unanimous approval of our board of directors, we engaged an independent third-party valuation firm to estimate the fair value of our loans. The valuation firm estimated the value of our loan portfolio by applying a discounted cash flow analysis to each loan to determine a range of estimated valuations. To estimate the Company’s NAV, the Advisor adjusted the loan portfolio valuation prepared by the valuation advisor by adding the amounts of cash and other tangible assets reflected on our balance sheet (as computed in accordance with GAAP) and subtracting our liabilities as reflected on our balance sheet (computed in accordance with GAAP). Based in part on these valuation ranges, the Advisor estimated that the Company’s NAV as of September 30, 2017 ranged from $18.56 to $19.49, with a midpoint estimated NAV of $19.02 (the “Midpoint Valuation”). The Advisor recommended our board of directors approve the Midpoint Valuation as our estimated per share NAV. As with any methodology used to estimate value, the methodologies employed to estimate the NAV were based upon a number of estimates and assumptions that may not be accurate or complete. If different judgments, assumptions or opinions were used, a different estimate would likely result.
We believe that the method used to determine the estimated per share NAV of the Company’s common stock is the methodology most commonly used by public, non-listed REITs to estimate per share NAV. The estimated per share NAV does not represent the per share amount a third party would pay to acquire us, or the price at which our common stock would trade in the event we were listed on a national securities exchange. For example, the estimated per share NAV of the Company’s common stock does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange and other costs that may be incurred in connection with a liquidity event.
The estimated per share NAV was determined at a moment in time and as of the Valuation Date and the values of our assets and liabilities will change over time as a result of changes relating to the individual loans in our portfolio as well as changes and developments in the real estate and capital markets generally, including changes in interest rates. Stockholders should not rely on the estimated per share NAV in making a decision to buy or sell shares of our common stock.
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
Portfolio
As of September 30, 2017 and December 31, 2016, our portfolio consisted of 73 and 71 commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, and 0 and 6 investments in CMBS, respectively. The commercial mortgage loans held for investment had a total carrying value, net of allowance for loan losses, of $1,285.1 million and $1,046.6 million. As of September 30, 2017 and December 31, 2016, the Company's total commercial mortgage loans, held for sale, measured at fair value comprised of 4 and 0 loans, respectively. As of September 30, 2017 and December 31, 2016, the Company's total CMBS investments had a fair value of $0.0 million and $49.0 million, respectively. For our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, we currently estimate loss rates based on historical realized losses experienced in the industry and take into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. We recorded a general allowance for loan losses as of September 30, 2017 and December 31, 2016 in the amount of $2.0 million and $2.2 million, respectively. There were no impaired or specifically reserved loans in the portfolio as of September 30, 2017 and December 31, 2016.
As of September 30, 2017 and December 31, 2016, our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option had a weighted average coupon of 6.4% and 6.1%, and a weighted average life of 1.5 and 1.9 years, respectively. We had no CMBS as of September 30, 2017. As of December 31, 2016, our CMBS investments had a weighted average coupon of 5.8% and a remaining life of 3.1 years

The following charts summarize our commercial mortgage loans, excluding commercial mortgage loans, held-for-sale, measured at fair value and CMBS as a percentage of par value, by the collateral type, geographical region and coupon rate type as of September 30, 2017 and December 31, 2016:

-35

-36

An investments region classification is defined according to the map below based on the location of investments' secured property.

The following charts show the par value by maturity year for the commercial mortgage loans held-for-investment in our portfolio, excluding loans held in our TRS segment as of September 30, 2017 and December 31, 2016.

The following table shows selected data from our commercial mortgage loans portfolio, excluding commercial mortgage loans accounted for under the fair value option as of September 30, 2017 (in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior 1	Office	$31,250	1M LIBOR + 4.50%	5.7%	75.0%
Senior 2	Retail	9,450	1M LIBOR + 4.90%	6.1%	69.2%
Senior 3	Hospitality	4,423	1M LIBOR + 5.50%	6.7%	55.3%
Senior 4	Retail	11,800	1M LIBOR + 4.75%	6.0%	79.4%
Senior 5	Office	33,734	1M LIBOR + 4.65%	5.9%	80.0%
Senior 6	Office	42,481	1M LIBOR + 5.25%	6.5%	75.0%
Senior 7	Office	13,440	1M LIBOR + 5.00%	6.2%	75.0%
Senior 8	Office	30,450	1M LIBOR + 4.60%	5.8%	65.0%
Senior 9	Retail	11,684	1M LIBOR + 4.50%	5.7%	74.8%
Senior 10	Multifamily	14,775	1M LIBOR + 5.00%	6.2%	76.7%
Senior 11	Retail	10,745	1M LIBOR + 5.25%	6.5%	80.0%
Senior 12	Hospitality	16,800	1M LIBOR + 4.90%	6.1%	74.0%
Senior 13	Multifamily	26,410	1M LIBOR + 4.25%	5.5%	79.7%
Senior 14	Multifamily	14,917	1M LIBOR + 4.50%	5.7%	76.0%
Senior 15	Retail	14,600	1M LIBOR + 4.25%	5.5%	65.0%
Senior 16	Retail	27,249	1M LIBOR + 4.75%	6.0%	67.4%
Senior 17	Office	9,844	1M LIBOR + 4.65%	5.9%	70.8%
Senior 18	Industrial	19,553	1M LIBOR + 4.25%	5.5%	68.0%
Senior 19	Multifamily	18,941	1M LIBOR + 4.20%	5.4%	76.4%
Senior 20	Hospitality	10,350	1M LIBOR + 5.50%	6.7%	69.9%
Senior 21	Hospitality	15,375	1M LIBOR + 5.30%	6.5%	73.5%
Senior 22	Mixed Use	45,235	1M LIBOR + 5.50%	6.7%	72.6%
Senior 23	Retail	7,500	1M LIBOR + 5.00%	6.2%	59.0%
Senior 24	Retail	4,725	1M LIBOR + 5.50%	6.7%	72.0%
Senior 25	Multifamily	44,595	1M LIBOR + 4.25%	5.5%	77.0%
Senior 26	Multifamily	18,075	1M LIBOR + 4.50%	5.7%	75.0%
Senior 27	Office	14,040	1M LIBOR + 4.75%	6.0%	74.4%
Senior 28	Multifamily	24,387	1M LIBOR + 4.25%	5.5%	69.6%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior 29	Multifamily	18,146	1M LIBOR + 3.85%	5.1%	76.8%
Senior 30	Multifamily	5,519	1M LIBOR + 3.95%	5.2%	77.5%
Senior 31	Multifamily	13,120	1M LIBOR + 3.95%	5.2%	78.2%
Senior 32	Multifamily	5,894	1M LIBOR + 4.05%	5.3%	80.0%
Senior 33	Industrial	33,655	1M LIBOR + 4.00%	5.2%	65.0%
Senior 34	Office	12,000	1M LIBOR + 4.75%	6.0%	54.1%
Senior 35	Office	35,000	1M LIBOR + 5.00%	6.2%	79.0%
Senior 36	Office	19,979	1M LIBOR + 4.55%	5.8%	70.0%
Senior 37	Office	29,006	1M LIBOR + 4.25%	5.5%	73.3%
Senior 38	Office	15,030	1M LIBOR + 5.35%	6.6%	47.1%
Senior 39	Multifamily	14,000	1M LIBOR + 5.00%	6.2%	56.3%
Senior 40	Office	16,300	1M LIBOR + 6.00%	7.2%	74.8%
Senior 41	Retail	13,700	1M LIBOR + 4.75%	6.0%	62.6%
Senior 42	Retail	28,500	1M LIBOR + 4.73%	6.0%	73.1%
Senior 43	Retail	12,700	1M LIBOR + 5.00%	6.2%	73.3%
Senior 44	Multifamily	23,150	1M LIBOR + 5.00%	6.2%	71.7%
Senior 45	Multifamily	45,103	1M LIBOR + 6.75%	8.0%	83.4%
Senior 46	Retail	15,750	1M LIBOR + 5.25%	6.5%	70.5%
Senior 47	Retail	25,000	1M LIBOR + 4.40%	5.6%	71.4%
Senior 48	Multifamily	13,944	1M LIBOR + 7.10%	8.3%	76.4%
Senior 49	Hospitality	12,600	1M LIBOR + 5.50%	6.7%	61.6%
Senior 50	Hospitality	11,750	1M LIBOR + 5.50%	6.7%	71.2%
Senior 51	Retail	20,450	1M LIBOR + 5.00%	6.2%	60.9%
Senior 52	Multifamily	26,000	1M LIBOR + 7.25%	8.5%	69.7%
Senior 53	Hospitality	14,900	1M LIBOR + 6.25%	7.5%	69.0%
Senior 54	Office	11,580	1M LIBOR + 4.45%	5.7%	65.0%
Senior 55	Office	9,750	1M LIBOR + 5.50%	6.7%	74.0%
Senior 56	Multifamily	39,700	1M LIBOR + 5.50%	6.7%	76.0%
Senior 57	Multifamily	25,500	1M LIBOR + 4.85%	6.1%	83.1%
Senior 58	Retail	7,500	1M LIBOR + 5.25%	6.5%	70.5%
Senior 59	Office	62,040	1M LIBOR + 4.50%	5.7%	69.2%
Senior 60	Multifamily	38,775	1M LIBOR + 4.50%	5.7%	73.8%
Senior 61	Hospitality	8,875	1M LIBOR + 6.20%	7.4%	67.7%
Senior 62	Office	25,120	1M LIBOR + 4.15%	5.4%	69.5%
Mezzanine 1	Multifamily	4,000	12.00%	12.0%	74.5%
Mezzanine 2	Office	7,000	12.00%	12.0%	78.3%
Mezzanine 3	Retail	1,963	13.00%	13.0%	85.0%
Mezzanine 4	Multifamily	3,480	9.50%	9.5%	84.5%
Mezzanine 5	Office	5,066	3M LIBOR + 10.00%	11.2%	79.5%
Mezzanine 6	Office	10,000	10.00%	10.0%	79.0%
Mezzanine 7	Hospitality	7,140	10.00%	10.0%	73.9%
Mezzanine 8	Hospitality	3,900	10.00%	10.0%	73.9%
Mezzanine 9	Hospitality	12,510	10.00%	10.0%	73.9%
Mezzanine 10	Hospitality	8,050	10.00%	10.0%	73.9%
Mezzanine 11	Multifamily	3,000	1M LIBOR + 13.00%	14.2%	69.7%
		$1,322,973		5.9%	72.5%
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
(2) Loan to value percentage is from metrics at origination.

The following table shows selected data from our commercial mortgage loans, held-for-sale, measured at fair value.

Loan Type	Property Type	Par Value	Interest Rate	Effective Yield	Loan to Value (1)
TRS Senior 1	Mixed Use	$14,150	4.41%	4.4%	53.4%
TRS Senior 2	Retail	28,000	4.34%	4.3%	69.5%
TRS Senior 3	Multifamily	7,200	4.87%	4.9%	49.7%
TRS Senior 4	Industrial	11,600	4.21%	4.2%	55.8%
		60,950		n/m	60.8%

(1) Loan to value percentage is from metrics at origination.
n/m - not meaningful.

Results of Operations
The Company has determined that it has three reportable segments based on how the chief operating decision maker reviews and manages the business. The three reporting segments are as follows:

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

•
The conduit business operated through the Company's TRS, which is focused on generating superior risk-adjusted returns by originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market at a profit. The Company performed a recast of its results of operations for the TRS, a new line of business, and determined there to be no material changes.

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt and real estate securities segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,
	2017			2016
	Average Carrying Value(1)	Interest Income / Expense(2)	WA Yield / Financing Cost(3)(4)	Average Carrying Value(1)	Interest Income / Expense(2)	WA Yield / Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$1,272,914	$21,919	6.9%	$1,127,464	$18,682	6.6%
Real estate securities	12,749	276	8.7%	122,264	1,568	5.1%
Total	$1,285,663	$22,195	6.9%	$1,249,728	$20,250	6.5%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$237,017	$2,784	4.7%	$253,860	$4,451	7.0%
Other financing - commercial mortgage loans	34,681	472	5.4%	—	—	—%
Repurchase agreements - real estate securities	47,477	409	3.4%	114,086	675	2.4%
Collateralized loan obligations	523,227	5,180	4.0%	287,443	2,191	3.0%
Total	$842,402	$8,845	4.2%	$655,389	$7,317	4.5%
Net interest income/spread		$13,350	2.7%		$12,933	2.0%
Average leverage %(5)	65.5%			52.4%
Weighted average levered yield(6)			8.7%			7.5%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for three months ended September 30, 2017 and 2016, respectively.
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

Interest Income
Interest income earned during the three months ended September 30, 2017 was $1.9 million higher compared to the three months ended September 30, 2016. The increase in interest income was due to an increase in the 1 Month LIBOR, the benchmark index for our loans and an increase of $35 million in the average carrying value of our interest-earning assets. As of September 30, 2017, our loans had a total carrying value of $1,379.2 million and our CMBS investments had a fair value of $0.0 million, while as of September 30, 2016, our loans had a total carrying value of $1,120.9 million and our CMBS investments had a fair value of $57.6 million.
Interest Expense
Interest expense for the three months ended September 30, 2017 was $1.5 million higher compared to the three months ended September 30, 2016. The increase in interest expense was due to an increase in the 1 Month LIBOR, the benchmark index for our financing lines and an increase of $187 million in the average carrying value of our interest-bearing liabilities.

Expenses
Expenses for the three months ended September 30, 2017 and 2016 were made up of the following (in thousands):

	Three Months Ended September 30,
	2017	2016
Asset management and subordinated performance fee	$2,299	$1,066
Acquisition fees and acquisition expenses	1,685	255
Professional fees	1,348	2,154
Administrative services expenses	1,480	2,480
Other expenses	1,411	686
Total expenses	$8,223	$6,641
For the three months ended September 30, 2017, expenses were primarily related to asset management and subordinated performance fees. During the three months ended September 30, 2017 and September 30, 2016, we incurred $2.3 million and $1.1 million of asset management and subordinated performance fees, respectively, an increase of $1.2 million. The entire $2.3 million in the asset management and subordinated performance fee line for the three months ended September 30, 2017 is composed of asset management fees, as there was no subordinated performance fee due to applicable conditions not having been satisfied. The $1.1 million in the asset management and subordinated performance fee line for the three months ended September 30, 2016, is composed approximately $2.3 million of asset management fees and the reversal of approximately $1.3 million of subordinated performance fees.
During the three months ended September 30, 2017 and September 30, 2016, we incurred $1.7 million and $0.3 million of acquisition fees and acquisition expenses, respectively, an increase of approximately $1.4 million, primarily due to the fact we had nominal origination activity in 2016. This increase was offset by decreases in professional fees and administrative services expenses in the three months ended September 30, 2017 compared to September 30, 2016, which were primarily due to the change made to our advisor in the third quarter of 2016.

Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt and real estate securities segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,
	2017			2016
	Average Carrying Value(1)	Interest Income / Expense(2)	WA Yield / Financing Cost(3)(4)	Average Carrying Value(1)	Interest Income / Expense(2)	WA Yield / Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$1,157,015	$60,566	7.0%	$1,133,211	$55,973	6.6%
Real estate securities	25,424	1,351	7.1%	128,474	4,790	5.0%
Total	$1,182,439	$61,917	7.0%	$1,261,685	$60,763	6.4%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$301,665	$10,511	4.6%	$248,436	$9,019	4.8%
Other financing - commercial mortgage loans	17,555	712	5.4%	—	—	n/a
Repurchase agreements - real estate securities	54,928	1,254	3.0%	119,054	2,035	2.3%
Collateralized loan obligations	335,683	9,513	3.8%	287,351	6,424	3.0%
Total	$709,831	$21,990	4.1%	$654,841	$17,478	3.6%
Net interest income/spread		$39,927	2.9%		$43,285	2.8%
Average leverage %(5)	60.0%			51.9%
Weighted average levered yield(6)			8.7%			7.9%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for nine months ended September 30, 2017 and 2016, respectively.
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

Interest Income
Our interest income during the nine months ended September 30, 2017 was $1.2 million higher compared to the same period in 2016. The increase was primarily due to the increase in the weighted average yield of our portfolio. As of September 30, 2017, our loans had a carrying value of $1,379.2 million and our CMBS investments had a fair value of $0.0 million, while as of September 30, 2016, our loans had a total carrying value of $1,120.9 million and our CMBS investments had a fair value of $57.6 million.
Interest Expense
Interest expense for the nine months ended September 30, 2017 was $4.5 million higher compared to the nine months ended September 30, 2016. The increase was primarily due to the increase in the average carrying value of our interest-bearing liabilities.

Expenses
Expenses for the nine months ended September 30, 2017 and 2016 were made up of the following (in thousands):

	Nine Months Ended September 30,
	2017	2016
Asset management and subordinated performance fee	$6,952	$7,091
Acquisition fees and acquisition expenses	4,175	635
Professional fees	3,320	4,226
Administrative services expenses	3,285	3,835
Other expenses	2,773	2,092
Total expenses from operations	$20,505	$17,879
For the nine months ended September 30, 2017, expenses were primarily related to asset management fees and acquisition fees and acquisition expenses. During the nine months ended September 30, 2017 and September 30, 2016, we incurred $7.0 million and $7.1 million of asset management and subordinated performance fees, respectively, a decrease of $0.1 million. The entire $7.0 million in the asset management and subordinated performance fee line for the nine months ended September 30, 2017 is comprised of asset management fees.
During the nine months ended September 30, 2017 and September 30, 2016, we incurred $4.2 million and $0.6 million of acquisition fees and acquisition expenses, respectively, an increase of approximately $3.6 million, primarily due to the fact we had nominal origination activity in 2016. This increase was partially offset by decreases in professional fees and administrative services expenses in the nine months ended September 30, 2017 compared to September 30, 2016, which were primarily due to expenses incurred in connection with the change in our advisor in 2016.

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
We expect to use additional debt financing as a source of capital. Our board of directors currently intends to operate at a leverage level of between one to three times book value of equity. However, our board of directors may change this target without shareholder approval. We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions.
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

Repurchase Agreement, Commercial Mortgage Loans
As of September 30, 2017, we have repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), Goldman Sachs Bank USA (the "GS Repo Facility"), U.S. Bank National Association (the "USB Repo Facility"), Barclays Bank PLC (the "Barclays Facility") and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, GS Repo Facility, USB Repo Facility, Barclays Facility, the "Repo Facilities").
The JPM Repo Facility has a maturity date of June 12, 2019 plus a one-year extension at the Company's option and provides up to $300.0 million in advances. The GS Repo Facility has a maturity date of December 27, 2018, with a one-year extension at the Company’s option, which may be exercised upon the satisfaction of certain conditions, and provides up to $250.0 million in advances. The USB Repo Facility matures on July 15, 2020, with two one-year extensions at the option of the Company, which may be exercised upon the satisfaction of certain conditions, and provides up to $100.0 million in advances. The CS Repo Facility matures on August 30, 2018 and provides up to $250.0 million in advances. Prior to the end of each calendar quarter, the Company may request an extension of the termination date for an additional 364 days from the end of such calendar quarter subject to the satisfaction of certain conditions and approvals.
We expect to use advances from these Repo Facilities to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participation interests therein.

As of September 30, 2017 and December 31, 2016, there was $137.5 million and $257.7 million outstanding under the JPM Repo Facility, respectively. As of September 30, 2017, we had $138.0 million outstanding under the GS Repo Facility. The Company had no advances under the GS Repo Facility as of December 31, 2016. As of September 30, 2017, we had $12.3 million outstanding under the USB Repo Facility. The Company had no advances under the USB Repo Facility as of December 31, 2016. As of September 30, 2017, we had $31.6 million outstanding under the CS Repo Facility. The Company had no advances under the CS Repo Facility as of December 31, 2016.
The Company entered into the Barclays Facility on September 19, 2017.  The Barclays Facility provides for a senior secured $75 million revolving line of credit and bears interest at per annum rates equal to one of two base rates plus an applicable margin. The Barclays Facility has a maturity of September 19, 2019, subject to an extension term of one year, and provides for quarterly interest-only payments, with all principal and interest outstanding being due on the maturity date. The Barclays Facility may be prepaid from time to time and at any time, in whole or in part, without premium or penalty. The Company expects to use advances on the Barclays Facility to finance the origination of eligible loans, including first lien mortgage loans, junior mortgage loans, mezzanine loans, and participation interests therein.  As of September 30, 2017, the Company had no advances under the Barclays Facility.
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. Should the value of the Company’s collateral decrease as a result of deteriorating credit quality, resulting margin calls may cause an adverse change in the Company’s liquidity position.
Other financing - Commercial Mortgage Loans
We entered into a financing arrangement with Pacific Western Bank for term financing (“PWB Financing”) on May 17, 2017. The PWB Financing provided the Company with $36.2 million and is collateralized by a portfolio asset of $54.2 million. The PWB Financing initially matures on June 9, 2019, with two one-year extension option at the Company’s option. As of September 30, 2017, we had $30.5 million outstanding under the PWB Financing
Repurchase Agreements - Real Estate Securities
We entered into various Master Repurchase Agreements ("MRAs") that allow us to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary. As of September 30, 2017 and December 31, 2016, we entered into six MRAs, of which one and three were in use for each respective periods presented, described below (in thousands):

	Amount			Weighted Average
Counterparty	Outstanding	Accrued Interest	Collateral Pledged (*)	Interest Rate	Days to Maturity
As of September 30, 2017
J.P. Morgan Securities LLC	$39,035	$74	$55,764	2.97%	6
Total/Weighted Average	$39,035	$74	$55,764	2.97%	6

As of December 31, 2016
J.P. Morgan Securities LLC	$59,122	$96	$92,658	2.55%	6
Citigroup Global Markets, Inc.	3,879	1	4,850	2.11%	26
Wells Fargo Securities, LLC	3,638	4	4,850	2.05%	13
Total/Weighted Average	$66,639	$101	$102,358	2.50%	8
(*) Collateral includes $55.8 million and $53.3 million Tranche C of Company issued CLO held by the Company, which eliminates within the real estate securities, at fair value line of the consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively.

Distributions
On May 13, 2013, our board of directors authorized, and declared a distribution calculated daily at a rate of $0.00565068493, which is equivalent to $2.0625 per annum, per share of common stock. In March 2016, our board of directors ratified the same distribution amount. In August 2017, our board of directors authorized and declared a distribution calculated daily at a rate of $0.00394521 per day, which is equivalent to $1.44 per annum, per share of common stock. Distribution payments are dependent on the availability of funds. The board of directors may change the amount of distributions paid or suspend distribution payments at any time, and therefore, distribution payments are not assured.

The distribution will be payable by the fifth day following the end of each month to stockholders of record at the close of business each day during the prior month.
The below table shows the distributions paid on shares outstanding during the nine months ended September 30, 2017 and nine months ended September 30, 2016 (in thousands):

Nine Months Ended September 30, 2017 Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 3, 2017	$3,575	$2,007
February 1, 2017	3,560	1,957
March 1, 2017	3,231	1,770
April 1, 2017	3,621	1,926
May 1, 2017	3,536	1,846
June 1, 2017	3,692	1,887
July 3, 2017	3,607	1,809
August 1, 2017	3,755	1,854
September 1, 2017	2,751	1,293
Total	$31,328	$16,349

Nine Months Ended September 30, 2016 Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 4, 2016	$3,225	$2,324
February 2, 2016	3,337	2,159
March 2, 2016	3,057	2,099
April 1, 2016	3,342	2,188
May 2, 2016	3,296	2,068
June 1, 2016	3,446	2,112
July 1, 2016	3,361	2,034
August 3, 2016	3,423	2,070
September 1, 2016	3,465	2,045
Total	$29,952	$19,099

The following table shows the sources for the payment of distributions to common stockholders for the periods presented (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Distributions:
Cash distributions paid	$10,113		$10,249		$31,328		$29,952
Distributions reinvested	4,956		6,149		16,349		19,099
Total distributions	$15,069		$16,398		$47,677		$49,051
Source of distribution coverage:
Cash flows provided by operations	$4,324	28.7%	$8,349	50.9%	$20,394	42.8%	$27,553	56.2%
Available cash on hand	5,789	38.4%	1,900	11.6%	10,934	22.9%	2,399	4.9%
Common stock issued under DRIP	4,956	32.9%	6,149	37.5%	16,349	34.3%	19,099	38.9%
Total sources of distributions	$15,069	100.0%	$16,398	100.0%	$47,677	100.0%	$49,051	100.0%
Cash flows provided by operations (GAAP)	$4,324		$8,349		$20,394		$27,553
Net income (GAAP)	$6,975		$5,373		$19,305		$23,653
The following table compares cumulative distributions paid to cumulative net income (in accordance with GAAP) for the period from November 15, 2012 (date of inception) through September 30, 2017 (in thousands):

For the Period from November 15, 2012 (date of inception) to September 30, 2017
Distributions paid:
Common stockholders in cash	$106,406
Common stockholders pursuant to DRIP / offering proceeds	66,773
Total distributions paid	$173,179
Reconciliation of net income:
Net interest income	$157,300
Realized loss on sale of real estate securities	(1,734)
Realized loss on loans held for sale	(1,475)
Acquisition fees	(17,283)
Other operating expenses	(56,522)
Net income	80,286
Cash flows provided by operations	$84,312
Cash Flows
Cash Flows for the Nine Months Ended September 30, 2017
Net cash provided by operating activities for the nine months ended September 30, 2017 was $20.4 million. Cash inflows were primarily driven by net income of $19.3 million.
Net cash used in investing activities for the nine months ended September 30, 2017 was $312.0 million. Cash outflows of $565.1 million was due to new originations and additional funding activities. This was partially offset by cash inflows of proceeds from the sale of real estate securities of $34.9 million, proceeds from the sale of commercial mortgage loans of $88.4 million and principal repayments of $228.8 million.
Net cash provided by financing activities for the nine months ended September 30, 2017 was $245.9 million. Cash inflows were primarily driven by proceeds of $339.5 million from issuance of our CLO, BSPRT 2017-FL1. This was partially offset by cash outflows of $61.7 million net repayments on the Repo Facilities, $27.6 million from net repayment on our CMBS MRAs, the payment of $31.3 million in cash distributions paid to stockholders, $20.5 million of stock redemptions and repayments on collateralized debt obligations of $97.5 million.
Cash Flows for the Nine Months Ended September 30, 2016
Net cash provided by operating activities for the nine months ended September 30, 2016 was $27.6 million. Cash inflows were primarily driven by net income of $23.7 million.

Net cash provided by investing activities for the nine months ended September 30, 2016 was $78.8 million. Cash inflows were primarily driven by proceeds from the sale of real estate securities of $70 million and principal repayments of $51.1 million, partially offset by additional funding of $42.2 million.
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
Related Party Arrangements
We entered into the Advisory Agreement with the Advisor on September 29, 2016.
The Advisor Agreement provides the Advisor shall receive an acquisition fee of 1.0% of the principal amount funded by us to originate or acquire commercial mortgage loans and 1.0% of the anticipated net equity funded by us to acquire real estate securities; provided, however, that if and when the aggregate purchase price for all investments acquired after the date of the Advisory Agreement reaches $600,000,000, our obligation to pay acquisition fees to the Advisor shall terminate. We reimburse the Advisor for insourced expenses incurred by the Advisor on our behalf related to selecting, evaluating, originating and acquiring investments in an amount up to 0.5% of the principal amount funded by us to originate or acquire commercial mortgage loans and up to 0.5% of the anticipated net equity funded by us to acquire real estate securities investments. In no event will the total of all acquisition fees and acquisition expenses exceed 4.5% of the principal amount funded with respect to our total portfolio including subsequent funding to investments in our portfolio. In September 2017, the Company's aggregate purchase price for all investments acquired after the date of the Advisory Agreement reached $600,000,000, and therefore we will no longer be obligated to pay the Advisor acquisition fees in connection with acquisitions subsequent to that date.
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
Total Costs Incurred Due to Related Party Arrangements
The table below shows the costs incurred due to arrangements with our Advisor (with respect to the nine months ended September 30, 2017) and the Former Advisor and its affiliates and the Advisor (with respect to the nine months ended September 30, 2016) during the three and nine months ended September 30, 2017 and 2016 and the associated payable as of September 30, 2017 and December 31, 2016 (in thousands). Of the amounts included in the table below, $26.4 thousand and $28.4 thousand for three and nine months ended September 30, 2016, respectively, for asset management fees and acquisition fees and expenses, were the only amounts payable to the Advisor.
See Note 9 - Related Party Transactions and Arrangements for further detail.

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2017	2016	2017	2016	September 30, 2017	December 31, 2016
Total compensation and reimbursement for services provided by the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager	—	—	—	—	480	480
Acquisition fees and expenses(1)	3,014	255	8,968	635	212	—
Administrative services expenses	1,480	2,480	3,285	3,835	1,480	1,000
Advisory and investment banking fee	—	—	—	6	—	—
Asset management and subordinated performance fee	2,299	1,066	6,952	7,091	2,299	2,439
Other related party expenses	87	6	183	56	112	145
Total	$6,880	$3,807	$19,388	$11,623	$4,583	$4,064
________________________
1 Includes amortization of capitalized acquisition fees and expenses.

The payables as of September 30, 2017 and December 31, 2016 in the table above are included in Due to affiliates on our consolidated balance sheets.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements as of September 30, 2017 and through the date of the filing of this Form 10-Q.
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
The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017		2016
Funds From Operations:
Net income (GAAP)	$6,975	$5,373	$19,305		$23,653
Funds from operations	$6,975	$5,373	$19,305		$23,653
Modified Funds From Operations:
Funds from operations	$6,975	$5,373	$19,305		$23,653
Accretion of premiums, discounts and fees on investments, net	(458)	(619)	(1,617)		(1,761)
Acquisition fees	1,685	255	4,175		635
Unrealized (gain) loss on commercial mortgage loans held-for-sale	27	—	(220)		—
Loan loss (recovery)/provision	(641)	(113)	(222)		721
Unrealized (gains)/losses on derivatives	(583)	—	(583)		—
Income tax (benefit)/expense	(291)	—	(291)	—	—
Modified funds from operations	$6,714	$4,896	$20,547		$23,248

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
As of September 30, 2017 and December 31, 2016, our portfolio included 64 and 62 variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	September 30, 2017	December 31, 2016
(-) 25 Basis Points	(1.86)%	(1.94)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	3.31%	3.89%
(+) 100 Basis Points	6.75%	7.78%
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
Changes in Internal Controls Over Financial Reporting
During the three months ended September 30, 2017, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors" contained in the Annual Report on Form 10-K for the year ended December 31, 2016. In addition, we have identified the following risk factors which may potentially impact our business due to the conduit segment of the business.

We may use warehouse facilities that may limit our ability to acquire assets, and we may incur losses if the collateral is liquidated.

We may utilize warehouse facilities pursuant to which we accumulate mortgage loans in anticipation of a securitization financing, which assets are pledged as collateral for such facilities until the securitization transaction is consummated. In order to borrow funds to acquire assets under any additional warehouse facilities, we expect that our lenders thereunder would have the right to review the potential assets for which we are seeking financing. We may be unable to obtain the consent of a lender to acquire assets that we believe would be beneficial to us and we may be unable to obtain alternate financing for such assets. In addition, no assurance can be given that a securitization transaction would be consummated with respect to the assets being warehoused. If the securitization is not consummated, the lender could liquidate the warehoused collateral and we would then have to pay any amount by which the original purchase price of the collateral assets exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the securitization is consummated, if any of the warehoused collateral is sold before the consummation, we would have to bear any resulting loss on the sale. No assurance can be given that we will be able to obtain additional warehouse facilities on favorable terms, or at all.

We directly or indirectly utilize non‑recourse securitizations, and such structures expose us to risks that could result in losses to us.

We utilize non‑recourse securitizations of our investments in mortgage loans to the extent consistent with the maintenance of our REIT qualification and exemption from the Investment Company Act in order to generate cash for funding new investments and/or to leverage existing assets. In most instances, this involves us transferring our loans to a special purpose securitization entity in exchange for cash. In some sale transactions, we also retain a subordinated interest in the loans sold. The securitization of our portfolio investments might magnify our exposure to losses on those portfolio investments because the subordinated interest we retain in the loans sold would be subordinate to the senior interest in the loans sold, and we would, therefore, absorb all of the losses sustained with respect to a loan sold before the owners of the senior interest experience any losses. Moreover, we cannot be assured that we will be able to access the securitization market in the future, or be able to do so at favorable rates. The inability to consummate securitizations of our portfolio investments to finance our investments on a long‑term basis could require us to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price, which could adversely affect our performance and our ability to continue to grow our business.

The securitization market is subject to an evolving regulatory environment that may affect certain aspects of these activities.

As a result of the dislocation of the credit markets, the securitization market has become subject to additional regulation. In particular, pursuant to the Dodd‑Frank Wall Street Reform and Consumer Protection Act, various federal agencies have promulgated a rule that generally requires issuers in securitizations to retain 5% of the risk associated with the securities. To the extent we are required to buy significant B‑Pieces in our securitizations, this could reduce our returns in these transactions.

We enter into hedging transactions that could expose us to contingent liabilities in the future.

Subject to maintaining our qualification as a REIT, part of our investment strategy involves entering into hedging transactions that require us to fund cash payments in certain circumstances (such as the early termination of the hedging instrument caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the hedging instrument). The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses will be reflected in our results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition.

Hedging may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

Subject to maintaining our qualification as a REIT, we pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity varies in scope based on the level and volatility of interest rates, exchange rates, the types of assets held and other changing market conditions. Hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate, currency and/or credit hedging can be expensive and may result in us receiving less interest income;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	due to a credit loss, prepayment or asset sale, the duration of the hedge may not match the duration of the related asset or liability;

•
the amount of income that a REIT may earn from hedging transactions (other than hedging transactions that satisfy certain requirements of the Internal Revenue Code or that are done through a taxable REIT subsidiary) to offset losses is limited by U.S. federal tax provisions governing REITs;

•	the credit quality of the hedging counterparty owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the hedging counterparty owing money in the hedging transaction may default on its obligation to pay.

We may fail to recalculate, readjust or execute hedges in an efficient manner.

Any hedging activity in which we engage may materially and adversely affect our results of operations and cash flows. Therefore, while we may enter into such transactions seeking to reduce risks, unanticipated changes in interest rates, credit spreads or currencies may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio positions or liabilities being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the three months ended September 30, 2017.
Refer to See Note 7 - Common Stock to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of our amended and restated share repurchase program (the “SRP”), which became effective on February 28, 2016.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1(1)	Articles of Amendment and Restatement, effective August 16, 2017.
3.2(1)	Amended and Restated Bylaws.
10.1(2)
Master Repurchase Agreement, dated as of August 31, 2017, by and among Column Financial, Inc., Credit Suisse AG, Alpine Securitization Ltd., Benefit Street Partners Realty Trust, Inc. and BSPRT Finance Sub-Lender I, LLC.

10.2(2)	Guaranty, dated as of August 31, 2017, by and between Benefit Street Partners Realty Trust, Inc. and ColumnFinancial, Inc.
10.3(3)
Credit Agreement, dated as of September 19, 2017, by and among Benefit Street Partners Realty Trust, Inc., BSPRT BB Loan, LLC, BSPRT Finance Sub-Lender II, LLC, Barclays Bank PLC, as sole lead arranger and bookrunner, Barclays Bank PLC, as administrative agent, and the lenders from time to time parties thereto.

10.4(3)
Guarantee and Collateral Agreement, dated as of September 19, 2017, by and among Benefit Street Partners Realty Trust, Inc., BSPRT BB Loan, LLC, BSPRT Finance Sub-Lender II, LLC and Barclays Bank PLC, as administrative agent for the secured parties.

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

101*
Quarterly Report on Form 10-Q for the nine months ended September 30, 2017, formatted in XBRL: (i) the consolidated Balance Sheets, (ii) the consolidated Statements of Operations, (iii) the consolidated Statements of Comprehensive Income, (iv) the consolidated Statement of Changes in Stockholders' Equity, (v) the consolidated Statements of Cash Flows and (vi) the Notes to the consolidated Financial Statements

____________________________________________
* Filed herewith.
(1) Filed as an exhibit to our current report on Form 8-K filed with the SEC on August 17, 2017.
(2) Filed as an exhibit to our current report on Form 8-K filed with the SEC on September 7, 2017.
(3) Filed as an exhibit to our current report on Form 8-K filed with the SEC on September 25, 2017.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

Dated: November 14, 2017	By: /s/ Richard J. Byrne Name: Richard J. Byrne Title: Chief Executive Officer and President (Principal Executive Officer)

Dated: November 14, 2017	By: /s/ Jerome S. Baglien Name: Jerome S. Baglien Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

