Form 10-K
period 2017-12-31
Benefit Street Partners Realty Trust, Inc.
filed 2018-03-16
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2017
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
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Common stock, $0.01 par value per share (Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant's shares of common stock. On November 9, 2017, the board of directors of the registrant , upon the recommendation of the registrant’s external advisor, unanimously approved and established an estimated net asset value (“NAV”) per share of the registrant’s common stock of $19.02. The estimated NAV per share is based upon the estimated value of the registrant’s assets less the registrant’s liabilities as of September 30, 2017. For a full description of the methodologies used to value the registrant’s assets and liabilities in connection with the calculation of the estimated NAV per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
The number of outstanding shares of the registrant's common stock on February 28, 2018 was 31,533,370 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

FORM 10-K
Year Ended December 31, 2017

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

ii

PART I
Item 1. Business
Benefit Street Partners Realty Trust, Inc. (the “Company”), formerly known as Realty Finance Trust, Inc., is a real estate finance company that primarily originates, acquires and manages a diversified portfolio of commercial real estate debt investments secured by properties located within and outside the United States. The Company was incorporated in Maryland on November 15, 2012 and commenced business operations on May 14, 2013. We made a tax election to be treated as a real estate investment trust (a "REIT") for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. We believe that we have qualified as a REIT and we intend to continue to meet the requirements for qualification and taxation as a REIT. Substantially all of our business is conducted through Benefit Street Partners Realty Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. We are the sole general partner and directly or indirectly hold all of the units of limited partner interests in the OP. In addition, the Company, through a subsidiary which is treated as a taxable REIT subsidiary (a “TRS”), is indirectly subject to U.S. federal, state and local income taxes.
The Company has no direct employees. Benefit Street Partners L.L.C. serves as our advisor ("Advisor") pursuant to an advisory agreement executed on September 29, 2016, as amended and restated by the amended and restated advisory agreement, executed on January 19, 2018 (the "Advisory Agreement"). The Advisor, an investment adviser registered with the U.S. Securities and Exchange Commission ("SEC"), is a credit-focused alternative asset management firm.
Established in 2008, our Advisor's credit platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies including high yield, levered loans, private / opportunistic debt, liquid credit, structured credit and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass the platform. The Advisor manages the Company's affairs on a day-to-day basis. The Advisor receives compensation and fees for services related to the investment and management of the Company's assets and the operations of the Company. Prior to September 29, 2016, Realty Finance Advisors, LLC ("Former Advisor") was the Company's advisor. The Former Advisor was controlled by AR Global Investments, LLC ("AR Global").
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
Investment Strategies and Policies
Our strategy is to originate, acquire and manage a diversified portfolio of commercial real estate debt, including first mortgage loans, subordinate loans, mezzanine loans and participations in such loans. We expect that our portfolio of debt investments will be secured by real estate located within and outside the United States and diversified by property type and geographic location. We may also invest in commercial real estate securities, such as CMBS, senior unsecured debt of publicly-traded REITs and CDO notes.
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
First Mortgage Loans
We primarily focus on first mortgage loans. First mortgage loans generally finance the acquisition, refinancing or rehabilitation of commercial real estate. First mortgage loans may be either short (one-to-five years) or long (up to ten years) term, may be fixed or floating rate, and are predominantly current-pay loans. We may originate or acquire current-pay first mortgage loans backed by properties that fit our investment strategy. We may selectively syndicate portions of these loans, including senior or junior participations that will effectively provide permanent financing or optimize returns which may include retained origination fees.
First mortgage loans typically provide for a higher recovery rate and lower defaults than other debt positions due to the lender's favorable control position, which at times can include control of the entire capital structure. Because of these attributes, this type of investment typically receives favorable treatment from third-party rating agencies and financing sources, which should increase the liquidity of these investments. However, these loans typically generate lower returns than subordinate debt, such as subordinate loans and mezzanine loans, commonly referred to as B-notes.
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
Borrowing Strategies and Policies
In addition to raising capital through our distribution reinvestment plan (the "DRIP") offering and private placements, our financing strategy includes secured repurchase agreement facilities for loans, securities and securitizations. In addition to our current mix of financing sources, we may also access additional forms of financings, including credit facilities, public and private secured and unsecured debt issuances by us or our subsidiaries.
We expect to use additional debt financing as a source of capital. We intend to employ reasonable levels of borrowing in order to provide more cash available for investment and to generate improved returns. We believe that careful use of leverage will help us to achieve our diversification goals and potentially enhance the returns on our investments. Our board of directors reviews our aggregate borrowings at least quarterly to ensure the amount remains reasonable in relation to our net assets and may from time-to-time modify our leverage policy in light of then-current economic conditions, relative costs of debt and equity capital, fair value of our assets, growth and acquisition opportunities or other factors they deem appropriate.
Income Taxes
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2013. In general, as a REIT, if we meet certain organizational and operational requirements and distribute at least 90% of our "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to our stockholders in a year, we will not be subject to U.S. federal income tax to the extent of the income that we distribute. We believe that we currently qualify and we intend to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). If we fail to qualify as a REIT in any taxable year and statutory relief provisions were not to apply, we will be subject to U.S. federal income tax (including, for taxable years ending before January 1, 2018, any applicable alternative minimum tax) on our income at regular corporate tax rates for the year in which we do not qualify and the succeeding four years. Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and property and U.S. federal income and excise taxes on our undistributed income.
We pay income taxes on our Conduit segment, which is conducted by a wholly-owned taxable REIT subsidiary ("TRS") of the REIT. The income taxes on the Conduit segment are paid at the U.S. federal and applicable state levels.
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
Financial Information About Industry Segments
We conduct our business through the following segments:

•
The real estate debt business is focused on originating, acquiring, and asset managing commercial real estate debt investments, including first mortgage loans, subordinate mortgages, mezzanine loans, and participations in such loans.

•
The real estate securities business will be focused on investing in and asset managing commercial real estate securities primarily consisting of CMBS and may include unsecured REIT debt, CDO notes and other securities.

•
The conduit business operates through the Company's TRS, which is focused on generating superior risk-adjusted returns by originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market at a profit.

See Note 14 - Segment Reporting for further information regarding the Company's segments.
Employees
As of December 31, 2017, we had no direct employees. The employees of the Advisor and other affiliates of the Advisor perform a full range of real estate services for us, including origination, acquisitions, accounting, legal, asset management, wholesale brokerage, and investor relations services. We are dependent on these affiliates for services that are essential to us, including asset acquisition decisions, and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
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
Distributions paid in excess of our earnings will decrease the book value and NAV per share of our common stock.
Since our inception we have repeatedly paid distributions in excess of our earnings and we may continue to do so as we have not established any limit on the use of these other sources, except as limited by applicable law. Distributions paid in excess of earnings are effectively a return of stockholder capital and will therefore decrease the book value and NAV per share of our common stock.
Distributions paid from sources other than our cash flow from operations will result in us having fewer funds available for investments, which may adversely affect our ability to fund future distributions with cash flow from operations and may adversely affect the overall return on an investment in our common stock.
Our cash flows provided by operations were approximately $8.4 million for the year ended December 31, 2017. During the year ended December 31, 2017, we paid distributions of approximately $58.9 million, of which approximately $20.1 million, or 34.1%, was funded from proceeds from common stock issued under the DRIP. We may in the future continue to pay distributions from sources other than from our cash flows from operations. By using sources other than cash flow from operations, we reduce the amount of income-generating investments we can make, which reduces our ability to maintain and increase our distributions.
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
We have adopted a SRP, which became effective on February 28, 2016, and was most recently amended on August 10, 2017, that may enable investors to sell their shares to us in limited circumstances. Share repurchases are made at the sole discretion of our board of directors. In its sole discretion, our board of directors could amend, suspend or terminate our SRP upon 30 days prior written notice to stockholders. Further, the SRP includes numerous restrictions that would limit the ability to sell shares. Due to the foregoing, our SRP should not be relied upon as a means of liquidity.
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

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

•	adversely impact our reputation among our borrowers and investors generally.
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
We rely on our Advisor and the executive officers and other key real estate professionals at our Advisor to identify suitable investment opportunities for us. Although there are restrictions in the advisory agreement we have entered into with the Advisor with respect to the Advisor’s ability to manage another REIT that competes with us, or to provide any services related to fixed-rate conduit lending to another person, our Advisor and its employees are not otherwise restricted from engaging in investment and investment management activities unrelated to us. Some investment opportunities that are suitable for us may also be suitable for other investment vehicles managed by the Advisor or its affiliates. Thus, the executive officers and real estate professionals of our Advisor could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in assets that provide less attractive returns, which may reduce our ability to make distributions.
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
Although the Advisor has committed that the Advisor and/or its affiliates shall hold an equity investment in the Company of at least $10 million within a certain period, our Advisor does not currently own shares of our common stock. Since the Advisor receives significant fees annually that are not dependent on increases in the value of our common stock, the Advisor’s interests are not as aligned as an advisor that had a significant equity investment or that had a significant portion of annual fees tied to the value of our common stock.

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
The Maryland Control Share Acquisition Act provides that holders of “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of stockholders entitled to cast at least two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation, are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval or shares acquired directly from the corporation. A “control share acquisition” means the acquisition of issued and outstanding control shares.
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
Our Advisor and its affiliates will perform services for us in connection with the offer and sale of the shares, the selection and acquisition of our investments, the servicing of our loans and the administration of our other commercial real estate-related investments. They are paid substantial fees for these services, which reduces the amount of cash available for investment in real estate debt and securities or distribution to stockholders.
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
In calculating our NAV, our Advisor will include the net value of our commercial real estate debt and other commercial real estate-related investments, taking into consideration valuations of investments obtained from our independent valuer. Although our Advisor is responsible for the accuracy of the NAV calculation and will provide our independent valuer with our valuation guidelines, which have been approved by our board of directors, our Advisor will not independently verify the appraised value of our investments. As a result, the appraised value of a particular investment may be greater or less than its potential realizable value, which would cause our estimated NAV to be greater or less than the potential realizable NAV.
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
We may not be able to access financing sources on attractive terms, if at all, which could dilute our existing stockholders and adversely affect our ability to grow our business.
We will require outside capital to significantly grow our business. Historically we have relied on debt financing and, until January 2016, equity financing from our primary equity offering. We terminated our primary offering in January 2016 and this has significantly reduced our access to equity financing. We have and may continue to raise equity capital through private placements to institutions and other investors. Because our common stock is not traded on an exchange, in order to consummate these private placements, we have any may continue to have to sell our common stock at prices that reflect a significant discount to our book value per share. Sales of common stock at less than our book value per share will dilute the value of common stock held by our existing shareholders. In addition, our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. If we cannot obtain sufficient debt and equity capital on acceptable terms, our business and our ability to operate could be severely impacted.
We have broad authority to utilize leverage and high levels of leverage could hinder our ability to make distributions and decrease the value of our common stock.
Our charter does not limit the amount of our leverage. High leverage levels would cause us to incur higher interest charges and higher debt service payments and the agreements governing our borrowings may also include restrictive covenants. These factors could limit the amount of cash we have available to distribute to our stockholders and could result in a decline in the value of our common stock.

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
Our operating results may be adversely affected by a number of risks generally incident to holding real estate debt, including, without limitation:

•	natural disasters, such as hurricanes, earthquakes and floods;

•	acts of war or terrorism, including the consequences of terrorist attacks;

•	adverse changes in national and local economic and real estate conditions;

•	an oversupply of (or a reduction in demand for) space in the areas where particular properties securing our loans are located and the attractiveness of particular properties to prospective tenants;

•	changes in interest rates and availability of permanent mortgage funds that my render the sale of property difficult or unattractive;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;

•	costs of remediation and liabilities associated with environmental conditions affecting properties; and

•	the potential for uninsured or underinsured property losses; and

•	periods of high interest rates and tight money supply.
The value of each property securing our loans is affected significantly by its ability to generate cash flow and net income, which in turn depends on the amount of rental or other income that can be generated net of expenses required to be incurred with respect to the property. Many expenses associated with properties (such as operating expenses and capital expenses) cannot be reduced when there is a reduction in income from the properties.

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
Commercial real estate loans are secured by commercial real estate and are subject to risks of delinquency, foreclosure, loss and bankruptcy of the borrower, all of which are and will continue to be prevalent if the overall economic environment does not continue to improve. The ability of a borrower to repay a loan secured by commercial real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower’s business plan, the borrower’s ability to repay the loan may be impaired. Net operating income of a property can be affected by each of the following factors, among other things:

•	macroeconomic and local economic conditions;

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location and condition;

•	property operating costs, including insurance premiums, real estate taxes and maintenance costs;

•	competition from comparable types of properties;

•	effects on a particular industry applicable to the property, such as hotel vacancy rates;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	increases in costs associated with renovation and/or construction

•	any need to address environmental contamination at the property;

•	the occurrence of any uninsured casualty at the property;

•	changes in national, regional or local economic conditions and/or specific industry segments;

•	declines in regional or local real estate values;

•	branding, marketing and operational strategies;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates;

•	real estate tax rates and other operating expenses;

•	acts of God;

•	social unrest and civil disturbances; and

•	terrorism
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
We generally require that each of the borrowers under our commercial real estate debt investments obtain comprehensive insurance covering the mortgaged property, including liability, fire and extended coverage. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes that may be uninsurable or not economically insurable. We may not require borrowers to obtain certain types of insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the property, which might impair our security and decrease the value of the property.
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
We may invest in fixed-rate CMBS and other fixed-rate investments. Under a normal yield curve, an investment in these instruments will decline in value if long-term interest rates increase. We will also invest in floating-rate investments, for which decreases in interest rates will have a negative effect on interest income. Declines in fair value may ultimately reduce income or result in losses to us, which may negatively affect cash available for distribution.
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

Risks Related to the Conduit Segment of the Business
We use warehouse facilities that may limit our ability to acquire assets, and we may incur losses if the collateral is liquidated.
We utilize warehouse facilities pursuant to which we accumulate mortgage loans in anticipation of a securitization financing, which assets are pledged as collateral for such facilities until the securitization transaction is consummated. In order to borrow funds to acquire assets under any additional warehouse facilities, we expect that our lenders thereunder would have the right to review the potential assets for which we are seeking financing. We may be unable to obtain the consent of a lender to acquire assets that we believe would be beneficial to us and we may be unable to obtain alternate financing for such assets. In addition, no assurance can be given that a securitization transaction would be consummated with respect to the assets being warehoused. If the securitization is not consummated, the lender could liquidate the warehoused collateral and we would then have to pay any amount by which the original purchase price of the collateral assets exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the securitization is consummated, if any of the warehoused collateral is sold before the consummation, we would have to bear any resulting loss on the sale. No assurance can be given that we will be able to obtain additional warehouse facilities on favorable terms, or at all.
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

Risks Related to Taxation
Our failure to qualify as a REIT could have significant adverse consequences to us and the value of our common stock.
We believe that we have qualified as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. We intend to continue to meet the requirements for qualification and taxation as a REIT, but we cannot assure stockholders that we qualify as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial and administrative interpretations exist. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT. Even an inadvertent or technical mistake could jeopardize our REIT status. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.
If we were to fail to qualify as a REIT in any taxable year and are unable to avail ourselves of certain savings provisions set forth in the Code, we would be subject to U.S federal and applicable state and local income tax on our taxable income at regular corporate rates. For taxable years beginning before January 1, 2018 we also could be subject to the U.S. federal alternative minimum tax. Losing our REIT status would reduce our net income available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow or liquidate some investments in order to pay the applicable tax. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
The Internal Revenue Service ("IRS") has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan, if it meets certain requirements, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may originate or acquire mezzanine loans that do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, in which case, there can be no assurance that the IRS will not challenge the tax treatment of such loans. If such a challenge were sustained, we could fail to qualify as a REIT.
Stockholders who participate in our DRIP may have current tax liability on distributions if they elect to reinvest in our common stock.
Stockholders who participate in our DRIP, will be deemed to have received, for U.S. federal income tax purposes, a distribution equal to the amount reinvested in shares of our common stock and an additional distribution to the extent the shares are purchased at a discount to fair market value. Such amounts will be taxable distributions, to the extent of our current or accumulated earnings and profits. As a result, unless such investor is a tax-exempt entity, such investor may have to use cash from other sources to pay the tax liability on the value of the shares of common stock received.
Even if we qualify as a REIT, we may be subject to tax liabilities that reduce our cash flow for distribution to our stockholders.
Even if we qualify as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property. For example:

•
In order to qualify as a REIT, we must distribute annually at least 90% of our "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to our stockholders. To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income.

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

•
If we sell an asset, other than a foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax. We might be subject to this tax if we were to dispose of or securitize loans in a manner that is treated as a sale of loans for U.S. federal income tax purposes that is subject to the prohibited transaction tax.

•	Any TRS of ours will be subject to U.S. federal corporate income tax on its taxable income, and non-arm’s length transactions between us and any TRS, could be subject to a 100% tax.

•
We could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT.

Any of these taxes would decrease cash available for distribution to our stockholders.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income (determined before the deduction of dividends paid and excluding net capital gains) in order to qualify as a REIT, and any REIT taxable income that we do not distribute will be subject to U.S. federal corporate tax at regular rates. We intend to continue to make distributions to our stockholders to comply with the REIT requirements of the Code and to avoid U.S. federal corporate income tax and the 4% excise tax imposed on us if we distribute less than our required distribution in any calendar year.
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash. For example:

•
we may be required to accrue income from mortgage loans, mortgage-backed securities (“MBS”), and other types of debt securities or interests in debt securities before we receive any payments of interest or principal on such assets;

•	we may acquire distressed debt investments that are subsequently modified by agreement with the borrower, which could cause us to have to recognize gain in certain circumstances;

•
we may recognize substantial amounts of “cancellation of debt” income for U.S. federal income tax purposes (but not for GAAP purposes) due to discount repurchases of our liabilities, which could cause our REIT taxable income to exceed our GAAP income;

•	we may deduct our capital losses only to the extent of our capital gains and not against our ordinary income, in computing our REIT taxable income for any given taxable year; and

•
certain of our assets and liabilities are marked-to-market for GAAP purposes but not for tax purposes which could result in losses for GAAP purposes that are not recognized in computing our REIT taxable income; and under the “Tax Cuts and Jobs Act of 2017” (the “TCJA”), we generally must accrue income for U.S. federal income tax purposes no later than when such income is taken into account as revenue in our financial statements, which could create additional differences between REIT taxable income and the receipt of cash attributable to such income.

As a result of both the requirement to distribute 90% of our REIT taxable income each year (and to pay tax on any income that we do not distribute), and the fact that our taxable income may well exceed our cash income due to the factors mentioned above as well as other factors, we may find it difficult or impossible to meet the distribution requirements in certain circumstances while also having adequate cash resources to execute our business plan. In particular, where we experience differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of our taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of our shares of our common stock as part of a distribution in which stockholders may elect to receive shares of our common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT requirements. These alternatives could increase our costs, reduce our equity, and/or result in stockholders being taxed on distributions of shares of stock without receiving cash sufficient to pay the resulting taxes. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
To maintain our REIT status, we may be forced to forgo and/or liquidate otherwise attractive opportunities.
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and certain kinds of MBS. The remainder of our investment in securities (other than qualified 75% asset test assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than qualified 75% asset test assets) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs, and no more than 25% of the value of our total assets may be represented by debt instruments issued by "publicly offered REITs" (i.e. REITs which are required to file annual and periodic reports with the SEC under the Exchange Act) that are “nonqualified” (e.g., not secured by real property or interests in real property). If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income, increasing our income tax liability, and reducing amounts available for distribution to our stockholders. In addition, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments (or, in some cases, forego the sale of such investments) that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of certain attractive investments.
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

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders incur, and may limit the manner in which we effect future securitizations.
Certain of our securitizations have resulted in the creation of "taxable mortgage pools" for U.S. federal income tax purposes. As a REIT, so long as we own 100% of the equity interest in a taxable mortgage pool, we generally would not be adversely affected by the characterization as a taxable mortgage pool. Certain categories of stockholders, however, such as non-U.S. stockholders eligible for treaty or other benefits, stockholders with net operating losses, and certain tax-exempt stockholders that are subject to unrelated business income tax, will be subject to increased taxes on the portion of their dividend income from us that is attributable to any "excess inclusion income" that we have generated as a result of our securitization transactions, and may generate as a result of future securitization transactions. In addition, to the extent that our common stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we will incur a corporate-level tax on a portion of any excess inclusion income. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Moreover, we could face limitations in selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.
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
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that we engage in such activities through a TRS, the income associated with such activities may be subject to U.S. federal corporate income tax.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from hedging transactions will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges: (i) interest rate risk on liabilities incurred to carry or acquire real estate assets; or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable U.S. Department of Treasury regulations ("Treasury Regulations"). Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
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
In connection with our qualification as a REIT, we are required to annually distribute at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gain. Although we do not currently intend to do so, in order to satisfy this requirement, we are permitted, subject to certain conditions and limitations, to make distributions that are in part payable in shares of our common stock. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income. As a result, U.S. stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Since there is currently no market for our common stock, U.S. stockholders receiving a distribution of our shares of common stock may not be able to sell shares received in such distribution in order to satisfy any tax imposed on such distribution and therefore may be required to sell other stock or assets owned by them, at a time that may be disadvantageous. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock.
Modification of the terms of our debt investments and mortgage loans underlying our CMBS in conjunction with reductions in the value of the real property securing such loans could cause us to fail to qualify as a REIT.
Our debt and securities investments may be materially affected by a weak real estate market and economy in general. As a result, many of the terms of our debt and the mortgage loans underlying our securities may be modified to avoid taking title to a property. Under the Code, if the terms of a loan are modified in a manner constituting a "significant modification," such modification triggers a deemed exchange of the original loan for the modified loan. In general, under applicable Treasury Regulations if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the REIT 75% gross income test, but will be qualifying income for purposes of the REIT 95% gross income test. Although the law is not entirely clear, a portion of the loan will likely be a non-qualifying asset for purposes of the REIT 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities possessing more than 10% of the total value of the outstanding securities of any one issuer ("10% Value Test").
IRS Revenue Procedure 2014-51 provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of real property securing a loan for purposes of the gross income and asset tests discussed above in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of our loan modifications have or will qualify for the safe harbor in Revenue Procedure 2014-51. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we generally will not obtain third-party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our debt investments and the mortgage loans underlying our CMBS are "significantly modified" in a manner that does not qualify for the safe harbor in Revenue Procedure 2014-51 and the fair market value of the real property securing such loans has decreased significantly, we could fail the REIT 75% gross income test, the 75% asset test and/or the 10% Value Test. Unless we qualified for relief under certain Code cure provisions, such failures could cause us to fail to continue to qualify as a REIT.
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
Dividends paid by REITs do not qualify for the preferential tax rates that apply to other corporate dividends.
The maximum tax rate for “qualified dividends” paid by non-REIT "C" corporations to U.S stockholders that are individuals, trusts and estates is generally 20%. Dividends payable by REITs to those U.S stockholders, however, generally are not eligible for the reduced rate, except to the extent that certain holding requirements have been met and a REIT’s dividends are attributable to dividends received by a REIT from taxable corporations (such as a TRS), to income that was subject to tax at the REIT/corporate level, or to dividends properly designated by the REIT as “capital gain dividends.” Effective for taxable years beginning after December 31, 2017 and before January 1, 2026, those U.S. stockholders may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For those U.S. stockholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% on REIT dividends, which is higher than the 20% tax rate on qualified dividend income paid by non-REIT “C” corporations but still lower than the effective rate that applied prior to 2018, which is the first year that this special deduction for REIT dividends is available. Although the reduced rates applicable to dividend income from non-REIT “C” corporations do not adversely affect the taxation of REITs or dividends payable by REITs, it could cause investors who are non-corporate taxpayers to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT “C” corporations that pay dividends, which could adversely affect the value of our common stock.
There is a risk of changes in the tax law applicable to REITs.
The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors. In particular, the TCJA makes many significant changes to the U.S. federal income tax laws that will profoundly impact the taxation of individuals and corporations (both non-REIT “C” corporations as well as corporations that have elected to be taxed as REITs). A number of changes that affect non-corporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our stockholders in various ways, some of which are adverse or potentially adverse compared to prior law. To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require guidance. It is highly likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future.
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
Employee Benefit Plan and IRA Risks
If certain investors fail to meet the fiduciary and other standards under the Employment Retirement Income Security Act of 1974 ("ERISA") or the Code as a result of an investment in our stock, such investors could be subject to criminal and civil penalties.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our headquarters are located in a leased space at 9 West 57th Street, Suite 4920, New York, New York 10019.

Item 3. Legal Proceedings.
The Company has no knowledge of material pending legal proceedings, other than ordinary routine litigation incidental to the business, or material pending or threatened regulatory proceedings, against the Company at this time.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
No public trading market currently exists for our shares of common stock and we currently have no immediate plans to list our shares on a national securities exchange. Until our shares are listed on a national securities exchange, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock by a single investor, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them. On November 9, 2017, the board of directors, upon the recommendation of the Advisor, unanimously approved and established an estimated NAV per share of the Company’s common stock of $19.02. The estimated per share NAV is based upon the estimated value of the Company’s assets less the Company’s liabilities as of September 30, 2017. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013, including the use of an independent third-party valuation firm to estimate the fair value of our commercial real estate debt investments and commercial mortgage backed securities. See our current report on Form 10-Q filed with the SEC on November 14, 2017 for our methodology for calculating our estimated per-share NAV.
There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $19.02 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our investments were sold and the sale proceeds were distributed upon liquidation of our assets. Such a distribution upon liquidation may be less than $19.02 per share for various reasons including changes in values between the September 30, 2017 valuation date and the date of any liquidation.
We are currently offering our shares for $19.02 pursuant to the DRIP.
Holders
As of February 28, 2018, we had 31,533,370 shares of common stock outstanding held by a total of 16,330 stockholders.
Distributions
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year ended December 31, 2013. As a REIT, if we meet certain organizational and operational requirements and distribute at least 90% of our "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to our stockholders in a year, we will not be subject to U.S. federal income tax to the extent of the income that we distribute. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and U.S. federal income and excise taxes on any undistributed income.
On May 13, 2013, our board of directors authorized, and we declared a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00565068493 per day, which is equivalent to $2.0625 per annum, per share of common stock. In March 2016, our board of directors ratified the same distribution amount. In August 2017, our board of directors authorized and declared a distribution calculated daily at a rate of $0.00394521 per day, which is equivalent to $1.44 per annum per annum, per share of common stock. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distribution payments are not assured.
The distributions will be payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.
The below table reflects distributions paid in cash and through the DRIP to common stockholders during the years ended December 31, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017		2016
Distributions:
Cash distributions paid	$38,828		$40,251
Distributions reinvested	20,051		25,047
Total distributions	$58,879		$65,298
Source of distribution coverage:
Cash flows provided by operations	$8,354	14.2%	$35,024	53.6%
Available cash on hand	30,474	51.8%	5,227	8.0%
Common stock issued under DRIP	20,051	34.0%	25,047	38.4%
Total sources of distributions	$58,879	100.0%	$65,298	100.0%
Cash flows provided by operations (GAAP)	$8,354		$35,024
Net income (GAAP)	$33,779		$29,990

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
As of December 31, 2017, we have granted 21,398 restricted shares to our independent directors of which 4,683 shares have vested and 5,333 shares were forfeited. Based on a share price of $19.02, the compensation expense associated with the restricted share grants was $96,880 for the year ended December 31, 2017. Additionally, we recorded a distribution payable of $26,623 at December 31, 2017 in connection with these shares.
The following table provides information about our common stock that may be issued under our RSP as of December 31, 2017:

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

Recent Sale of Unregistered Equity Securities
On February 14, 2018 (the “Commitment Date”), the Company entered into stock purchase agreements (collectively, the “Purchase Agreements”), by and between the Company and certain institutional investors (the “Institutional Investors”), certain officers of the Company, and certain owners, employees and associates of the Advisor and its affiliates (collectively, the “Manager Investors,” and together with the Institutional Investors, the “Investors”), pursuant to which the Investors committed to purchase an aggregate amount of up to approximately $97.0 million of shares (the “Shares”) of Common Stock in one or more closings (each, a “Closing,” and collectively, the “Closings”). The timing of any Closing, and the amount of Shares to be sold at such Closing, will be determined by the Company in its sole discretion, subject to certain limitations. As described in the Purchase Agreements, the Company may enter into additional Purchase Agreements with other investors within 12 months of the Commitment Date. As of the date of this 10-K filing, there have been no Closings pursuant to the Purchase Agreements.
The Purchase Agreements each provide that the purchase price for the Shares shall be equal to $17.25, which is 90% of GAAP book value per share of the Common Stock as of December 31, 2017 (“Book Value”). However, in consideration of them being the first investors to commit to purchase Shares in the offering, the Company agreed to sell the Shares to the Investors at $16.87 per share. The Company further agreed that if subsequent investors in the offering are permitted to acquire Common Stock for less than 90% of Book Value, the effective purchase price of the Investors will be subject to downward adjustment. The Purchase Agreement also provides that the Company will enter into a liquidity event, such as a listing of the Common Stock, within three years of the Commitment Date, subject to certain restrictions. The Purchase Agreements contain customary representations, warranties and covenants and indemnification provisions.
Investors have agreed with the Advisor not to sell or otherwise transfer the Shares, without the consent of the Advisor, prior to 180 days after a listing of the Company’s Common Stock on a national securities exchange. In addition, the Investors will not be eligible to participate in the Company’s amended and restated share repurchase program for at least three years.
This offering was not registered under the Securities Act and was made pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and certain rules and regulations promulgated thereunder.
The Company intends to use the net proceeds from the Closings to originate and acquire additional commercial real estate debt investments for the Company and for working capital and other general corporate purposes of the Company.
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
On August 10, 2017, our Board amended the SRP to provide that the repurchase price per share for requests will be equal to the lesser of (i) our most recent estimated per-share NAV, as approved by our board of directors from time to time, and (ii) our book value per share, computed in accordance with GAAP, multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100%, if the person seeking repurchase has held his or her shares for a period greater than four years or in the case of requests for death or qualifying disability.
The Company’s most recent estimated per-share NAV is $19.02 and the Company’s GAAP book value per share as of December 31, 2017 is $19.17.
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

The following table reflects the number of shares repurchased under the SRP cumulatively through December 31, 2017:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of January 1, 2013	—	—	—
Year ended December 31, 2013	1	1,400	25.00
Cumulative as of December 31, 2013	1	1,400	25.00
Year ended December 31, 2014	9	19,355	23.94
Cumulative as of December 31, 2014	10	20,755	24.01
Year ended December 31, 2015 (1)	291	360,719	23.70
Cumulative as of December 31, 2015	301	381,474	23.72
Year ended December 31, 2016 (2)(3)	684	537,209	24.11
Cumulative as of December 31, 2016	985	918,683	23.94
Year ended December 31, 2017 (4)(5)	1,140	1,072,708	19.15
Cumulative as of December 31, 2017	2,125	1,991,391	21.36
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
3 Amounts exclude 483 redemption requests, representing 473,807 shares, received during the semi-annual period from July 1, 2016 to December 31, 2016, which were approved by the Board and repurchased in January 2017. As permitted under the SRP, in January 2017, our board of directors authorized, with respect to redemption requests received during the semi-annual period from June 30, 2016 to December 31, 2016, the repurchase of shares validly submitted for repurchase in an amount limited to the proceeds reinvested through our DRIP. There were no unfulfilled repurchase requests during this semi-annual period.
4 As permitted under the SRP, in July 2017, our board of directors authorized, with respect to redemption requests received during the semi-annual period from January 1, 2017 to June 30, 2017, the repurchase of shares validly submitted for repurchase in an amount limited to the proceeds reinvested through our DRIP.  There were no unfulfilled repurchase requests during this semi-annual period.
5 Amounts exclude 875 redemption requests, representing 1,024,874 shares during the semi-annual period from July 1, 2017 to December 31, 2017, of which 417,376 shares were approved by the Board and repurchased in January 2018. As permitted under the SRP, in January 2018, our board of directors authorized, with respect to redemption requests received during the semi-annual period from July 1, 2017 to December 31, 2017, the repurchase of shares validly submitted for repurchase in an amount limited to the proceeds reinvested through our DRIP.  As a result, redemption requests in the amount of 607,498 shares were not fulfilled.

Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". The following consolidated balance sheet as of December 31, 2017 and 2016 and consolidated statements of operations the for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 were derived from our consolidated financial statements:

	December 31,
Balance sheet data (in thousands)	2017	2016
Commercial mortgage loans, held for investment, net	$1,402,046	$1,046,556
Commercial mortgage loans, held-for-sale	—	21,179
Commercial mortgage loans, held-for-sale, measured at fair value	28,531	—
Real estate securities, available for sale, at fair value	—	49,049
Total assets	1,583,661	1,248,125
Collateralized loan obligations	826,150	278,450
Repurchase agreements - commercial mortgage loans	65,690	257,664
Other financing - commercial mortgage loans	25,698	—
Repurchase agreements - real estate securities	39,035	66,639
Total liabilities	973,322	614,475
Total stockholders' equity	610,339	633,650

	Year Ended December 31,
Operating data (in thousands)	2017	2016	2015	2014	2013
Interest income:
Interest income	$89,564	$79,404	$59,393	$15,466	$775
Less: Interest expense	32,359	23,169	12,268	2,196	32
Net interest income	57,205	56,235	47,125	13,270	743
Expenses:
Asset management and subordinated performance fee	9,273	9,504	7,615	604	—
Acquisition fees and acquisition expenses	4,197	806	7,916	4,386	—
Administrative services expenses (1)	6,765	4,376	644	—	—
Other expenses	9,281	7,803	5,699	2,198	641
Total expenses	29,516	22,489	21,874	7,188	641
Other (income)/loss:
Loan loss (recovery) provision	(715)	1,293	318	570	—
Realized (gain) loss on sale of real estate securities	(172)	1,906	—	—	—
Realized (gain) loss on sale of commercial mortgage loan	(120)	—	—	(112)	—
Realized (gain) loss on sale of commercial mortgage loan, held-for-sale, measured at fair value	(4,523)	—	—	—	—
Impairment losses of real estate securities	—	310	—	—	—
Unrealized (gain) loss on loans held-for-sale	(247)	247	—	—	—
Unrealized (gain) loss on derivatives	17	—	—	—	—
Realized (gain) loss on derivatives	(555)	—	—	—	—
Total other (income) /loss	$(6,315)	$3,756	$318	$458	$—
Income (loss) before taxes	34,004	29,990	24,933	5,624	102
Income tax expense (benefit)	225	—	—	209	—
Net income (loss)	$33,779	$29,990	$24,933	$5,415	$102

Basic net income per share	$1.06	$0.95	$1.03	$0.75	$0.19
Diluted net income per share	$1.06	$0.95	$1.03	$0.75	$0.19
Basic weighted average shares outstanding	31,772,231	31,659,274	24,253,905	7,227,169	526,084
Diluted weighted average shares outstanding	31,784,889	31,666,504	24,259,169	7,232,559	530,096
Distributions per common share	$1.80	$2.06	$2.06	$2.06	$1.22
________________________
(1) During the year ended December 31, 2015 the Company previously reported Administrative services expenses within the Professional fees line. For the year ended December 31, 2016 the amounts are presented separately and the change was applied retrospectively. For the year ended December 31, 2014, the Company did not incur administrative services expenses.

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
Overview
We were incorporated in Maryland on November 15, 2012 and have conducted our operations to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2013. The Company, through a subsidiary which is treated as a TRS, is indirectly subject to U.S. federal, state and local income taxes. On May 14, 2013, we commenced business operations after raising in excess of $2.0 million of equity, the amount required for us to release equity proceeds from escrow. We primarily originate, acquire and manage a diversified portfolio of commercial real estate debt investments secured by properties located within and outside of the United States. Commercial real estate debt investments may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. Substantially all of our business is conducted through the OP, a Delaware limited partnership. We are the sole general partner and directly or indirectly hold all of the units of limited partner interests in the OP.
The Company has no direct employees. On September 29, 2016 we terminated our advisory agreement with our Former Advisor, an affiliate of AR Global Investments, LLC, and entered into, and executed, an advisory agreement with Benefit Street Partners L.L.C. on January 19, 2018. The appointment of the Advisor and the execution of the Advisory Agreement were recommended by a special committee of our board of directors consisting exclusively of our independent directors. The special committee, with the assistance of its independent financial advisor and independent legal counsel, conducted a competitive process to select a new advisor before selecting the Advisor. Our Advisor manages our affairs on a day-to-day basis. The Advisor receives compensation and fees for services related to the investment and management of our assets and our operations.
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
Estimated Per Share NAV
On November 9, 2017, our board of directors unanimously approved and established an estimated (“NAV”) per share of $19.02. Refer to "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" of this Form 10-K for additional information regarding our estimated NAV per share.
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
Commercial mortgage loans that are intended to be sold in the foreseeable future are reported as held-for-sale and are transferred at fair value then recorded at the lower of cost or fair value with changes recorded through the statement of operations.  Unamortized loan origination costs for commercial mortgage loans held-for-sale that are carried at the lower of cost or fair value are capitalized as part of the carrying value of the loans and recognized upon the sale of such loans. Amortization of origination costs ceases upon transfer of commercial mortgage loans to held-for-sale.
The Company has elected to measure commercial mortgage loans held-for-sale in the Company's TRS under the fair value option to better reflect those commercial mortgage loans that are part of securitization warehousing activity. These commercial mortgage loans are included in the Commercial mortgage loans, held-for-sale, measured at fair value in the consolidated balance sheet. Interest income received on commercial mortgage loans held-for-sale is recorded on the accrual basis of accounting and is included in interest income in the consolidated statements of operations. Acquisition expenses on originating these investments are expensed when incurred.
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
General reserves are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. The Company currently estimates loss rates based on historical realized losses experienced in the industry and takes into account current collateral and economic conditions affecting the probability and severity of losses when establishing the allowance for loan losses. The Company performs a comprehensive analysis of its loan portfolio and assigns risk ratings to loans that incorporate management's current judgments about their credit quality based on all known and relevant internal and external factors that may affect collectability. The Company considers, among other things, payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographic location as well as national and regional economic factors. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. Risk rating categories range from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss.
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
Income Taxes
We have conducted our operations to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. As a REIT, if we meet certain organizational and operational requirements and distribute at least 90% of our "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to our stockholders in a year, we will not be subject to U.S. federal income tax to the extent of the income that we distribute. However, even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income in addition to U.S. federal income and excise taxes on our undistributed income. Our Conduit business segment, is operated through our wholly owned TRS subsidiary. The TRS is subject to U.S. federal and applicable state income taxes.
Derivatives and Hedging Activities
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

Per Share Data
The Company calculates basic earnings per share by dividing net income attributable to the Company for the period by the weighted-average number of shares of common stock outstanding for that period. Diluted earnings per share reflects the potential dilution that that could occur from shares outstanding if potential shares of common stock with a dilutive effect have been issued in connection with the restricted stock plan and if convertible shares were exercised, except when doing so would be anti-dilutive.
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

•
The conduit operated business through the Company's TRS, which is focused on originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market at a profit

See Note 14 - Segment Reporting for further information regarding the Company's segments.
Portfolio
As of December 31, 2017 and 2016, our portfolio consisted of 69 and 71 commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, and zero and 6 investments in CMBS, respectively. The commercial mortgage loans held for investment as of December 31, 2017 and December 31, 2016 had a total carrying value, net of allowance for loan losses, of $1,402.0 million and $1,046.6 million, respectively. As of December 31, 2017 and 2016 the Company's total commercial mortgage loans, held for sale, measured at fair value comprised of 3 and zero loans, respectively. We had no CMBS investments as of December 31, 2017. As of December 31, 2016, the Company's total CMBS investments had a fair value of $49.0 million. For our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, we currently estimate loss rates based on historical realized losses experienced in the industry and take into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. We recorded a general allowance for loan losses as of December 31, 2017 and 2016 in the amount of $1.5 million and $2.2 million, respectively. There were no impaired or specifically reserved loans in the portfolio as of December 31, 2017 and 2016.
As of December 31, 2017 and 2016, our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, had a weighted average coupon of 6.7% and 6.1%, and a weighted average remaining life of 1.3 and 1.9 years, respectively. We had no CMBS as of December 31, 2017. As of December 31, 2016, our CMBS investments had a weighted average coupon of 5.8% and a remaining life of 3.1 years.
The following charts summarize our portfolio as a percentage of par value, including CMBS, by the collateral type, geographical region and coupon rate type as of December 31, 2017 and 2016:

An investments region classification is defined according to the below map based on the location of investments secured property.

The following charts show the par value by contractual maturity year for the investments in our portfolio as of December 31, 2017 and 2016.

The following table shows selected data from our commercial mortgage loans portfolio as of December 31, 2017 (in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior 1	Office	$31,250	1M LIBOR + 4.50%	5.98%	71.1%
Senior 2	Retail	9,450	1M LIBOR + 4.90%	6.38%	69.2%
Senior 3	Office	41,885	1M LIBOR + 5.25%	6.73%	72.1%
Senior 4	Office	30,451	1M LIBOR + 4.60%	6.08%	70.0%
Senior 5	Retail	11,684	1M LIBOR + 4.50%	5.98%	74.8%
Senior 6	Multifamily	14,990	1M LIBOR + 5.00%	6.48%	63.9%
Senior 7	Retail	10,790	1M LIBOR + 5.25%	6.73%	72.0%
Senior 8	Hospitality	16,800	1M LIBOR + 4.90%	6.38%	74.0%
Senior 9	Multifamily	26,410	1M LIBOR + 4.25%	5.73%	79.7%
Senior 10	Multifamily	14,980	1M LIBOR + 4.50%	5.98%	68.4%
Senior 11	Retail	14,600	1M LIBOR + 4.25%	5.73%	65.0%
Senior 12	Retail	27,249	1M LIBOR + 4.75%	6.23%	67.4%
Senior 13	Office	9,844	1M LIBOR + 4.65%	6.13%	70.8%
Senior 14	Industrial	19,553	1M LIBOR + 4.25%	5.73%	68.0%
Senior 15	Multifamily	18,941	1M LIBOR + 4.20%	5.68%	76.4%
Senior 16	Hospitality	10,350	1M LIBOR + 5.50%	6.98%	69.9%
Senior 17	Hospitality	15,375	1M LIBOR + 5.30%	6.78%	73.5%
Senior 18	Office	45,235	1M LIBOR + 5.50%	6.98%	72.6%
Senior 19	Retail	7,500	1M LIBOR + 5.00%	6.48%	59.0%
Senior 20	Retail	4,725	1M LIBOR + 5.50%	6.98%	72.0%
Senior 21	Multifamily	44,595	1M LIBOR + 4.25%	5.73%	77.0%
Senior 22	Office	14,250	1M LIBOR + 4.75%	6.23%	74.4%
Senior 23	Multifamily	24,387	1M LIBOR + 4.25%	5.73%	69.6%
Senior 24	Multifamily	5,538	1M LIBOR + 3.85%	5.33%	76.8%
Senior 25	Multifamily	5,519	1M LIBOR + 3.95%	5.43%	77.5%
Senior 26	Multifamily	13,120	1M LIBOR + 3.95%	5.43%	78.2%
Senior 27	Multifamily	5,894	1M LIBOR + 4.05%	5.53%	80.0%
Senior 28	Industrial	33,655	1M LIBOR + 4.00%	5.48%	65.0%
Senior 29	Office	12,000	1M LIBOR + 4.75%	6.23%	54.1%
Senior 30	Office	35,000	1M LIBOR + 5.00%	6.48%	79.0%
Senior 31	Office	29,163	1M LIBOR + 4.25%	5.73%	73.3%
Senior 32	Office	15,030	1M LIBOR + 5.35%	6.83%	48.2%
Senior 33	Multifamily	14,000	1M LIBOR + 5.00%	6.48%	56.3%
Senior 34	Office	16,300	1M LIBOR + 6.00%	7.48%	66.4%
Senior 35	Retail	13,700	1M LIBOR + 4.75%	6.23%	62.6%
Senior 36	Retail	28,500	1M LIBOR + 4.73%	6.21%	73.1%
Senior 37	Retail	12,700	1M LIBOR + 5.00%	6.48%	73.3%
Senior 38	Multifamily	37,410	1M LIBOR + 6.75%	8.23%	72.8%
Senior 39	Retail	15,750	1M LIBOR + 5.25%	6.73%	70.5%
Senior 40	Retail	25,000	1M LIBOR + 4.40%	5.88%	71.4%
Senior 41	Multifamily	14,817	1M LIBOR + 7.10%	8.58%	76.4%
Senior 42	Hospitality	12,600	1M LIBOR + 5.50%	6.98%	61.6%
Senior 43	Hospitality	11,750	1M LIBOR + 5.50%	6.98%	71.2%
Senior 44	Retail	20,450	1M LIBOR + 5.00%	6.48%	60.9%
Senior 45	Multifamily	26,000	1M LIBOR + 7.50%	8.98%	69.7%
Senior 46	Hospitality	14,900	1M LIBOR + 6.25%	7.73%	69.0%
Senior 47	Office	11,580	1M LIBOR + 4.45%	5.93%	64.2%
Senior 48	Office	9,750	1M LIBOR + 5.50%	6.98%	74.0%
Senior 49	Multifamily	39,700	1M LIBOR + 5.50%	6.98%	76.0%
Senior 50	Multifamily	25,500	1M LIBOR + 4.85%	6.33%	83.1%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior 51	Retail	7,500	1M LIBOR + 5.25%	6.73%	70.5%
Senior 52	Office	62,040	1M LIBOR + 4.50%	5.98%	69.2%
Senior 53	Multifamily	39,033	1M LIBOR + 4.50%	5.98%	73.8%
Senior 54	Hospitality	8,875	1M LIBOR + 6.20%	7.68%	67.7%
Senior 55	Office	25,120	1M LIBOR + 4.15%	5.63%	69.5%
Senior 56	Multifamily	34,875	1M LIBOR + 3.80%	5.28%	71.2%
Senior 57	Multifamily	81,000	1M LIBOR + 7.00%	8.48%	69.4%
Senior 58	Office	29,800	1M LIBOR + 7.00%	8.48%	69.0%
Senior 59	Hospitality	10,600	1M LIBOR + 5.00%	6.48%	61.6%
Senior 60	Office	20,000	1M LIBOR + 4.25%	5.73%	68.6%
Senior 61	Hospitality	7,700	1M LIBOR + 5.75%	7.23%	77.0%
Senior 62	Hospitality	57,075	1M LIBOR + 5.75%	7.23%	51.8%
Senior 63	Hospitality	18,000	5.75%	5.75%	52.9%
Mezzanine 1	Multifamily	4,000	12.00%	12.00%	74.5%
Mezzanine 2	Office	7,000	12.00%	12.00%	78.3%
Mezzanine 3	Multifamily	3,480	9.50%	9.50%	84.3%
Mezzanine 4	Office	10,000	10.00%	10.00%	78.7%
Mezzanine 5	Multifamily	3,000	1M LIBOR + 13.00%	14.48%	77.7%
Mezzanine 6	Multifamily	8,000	1M LIBOR + 13.00%	14.48%	76.4%
		$1,407,718		6.71%	70.0%
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
(2) Loan to value percentage is from metrics at origination.

The following table shows selected data from our commercial mortgage loans, held-for-sale, measured at fair value.

Loan Type	Property Type	Par Value	Interest Rate	Effective Yield	Loan to Value (1)
TRS Senior 1	Multifamily	$7,200	4.87%	4.9%	49.7%
TRS Senior 2	Multifamily	6,331	4.95%	5.0%	65.0%
TRS Senior 3	Multifamily	15,000	5.00%	5.0%	67.6%
		$28,531		n/m	60.8%
________________________
(1) Loan to value percentage is from metrics at origination.
n/m - not meaningful.

Results of Operations
Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016
We conduct our business through the following segments:

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

•
The conduit business operated through the Company's TRS, which is focused on generating superior risk-adjusted returns by originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market at a profit. .

Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt and real estate securities segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Years Ended December 31,
	2017			2016
	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$1,231,824	$88,213	7.2%	$1,123,992	$73,884	6.6%
Real estate securities	19,016	1,351	7.1%	109,035	5,520	5.1%
Total	$1,250,840	$89,564	7.2%	$1,233,027	$79,404	6.4%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$300,199	$14,142	4.7%	$250,788	$12,079	4.8%
Other financing - commercial mortgage loans	20,086	1,213	6.0%	—	—	n/a
Repurchase Agreements - real estate securities	50,379	1,499	3.0%	106,086	2,450	2.3%
Collateralized loan obligations	406,262	15,385	3.8%	286,936	8,640	3.0%
Derivative instruments	—	120	n/a	—	—	n/a
Total	$776,926	$32,359	4.2%	$643,810	$23,169	3.6%
Net interest income/spread		$57,205	3.0%		$56,235	2.8%
Average leverage %(5)	62.1%			52.2%
Weighted average levered yield(6)			9.1%			7.9%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for year ended December 31, 2017 and quarterly averages for the year ended December 31, 2016, respectively.
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
Interest income
Interest income for the years ended December 31, 2017 and 2016 totaled $89.6 million and $79.4 million, respectively. As of December 31, 2017, our portfolio consisted of 69 loans and no investments in CMBS. The main driver in the increase in interest income was due to an increase in the 1 Month LIBOR, the benchmark for our loans. As of December 31, 2017, our loans had an average carrying value of $1,231.8 million and our CMBS investments had an average carrying value of $19.0 million, while as of December 31, 2016, our loans had an average carrying value of $1,124.0 million and our CMBS investments had an average carrying value of $109.0 million. The decrease in the average carrying value of our CMBS portfolio was offset by an increase in asset yields of 80 basis points, primarily due to an increase in the 1 Month LIBOR.
Interest expense
Interest expense for the year ended December 31, 2017 increased to $32.4 million compared to interest expense for year ended December 31, 2016 of $23.2 million, primarily due to increase in average borrowings of approximately $133.1 million year over year, of which approximately $202.3 million is an increase due to the issuance of two CLOs issued in 2017. During the years ended December 31, 2017 and 2016, our total average borrowings outstanding were $776.9 million and $643.8 million, respectively. The increase in interest expense also equates to a 50 basis points increase in rates on interest-bearing liabilities primarily due to increases in the 1 Month LIBOR, the benchmark index for our financing lines.

Expenses from operations
Expenses from operations for the years ended December 31, 2017 and 2016 were made up of the following (in thousands):

	Year Ended December 31,
	2017	2016
Asset management and subordinated performance fee	$9,273	$9,504
Administrative services expenses	6,765	4,376
Acquisition fees and acquisition expenses	4,197	806
Professional fees	5,444	5,467
Other expenses	3,837	2,336
Total expenses from operations	$29,516	$22,489

The increase in our expenses from operations was primarily related to administrative services expenses, acquisition fees and acquisition expenses, and other expenses. During the years ended December 31, 2017 and 2016, we incurred asset management and subordinated performance fees of $9.3 million and $9.5 million, respectively. The entire $9.3 million in the asset management and subordinated performance fee line is composed of asset management fees, as there was no subordinated performance fee for 2017 due to applicable conditions not having been satisfied. For the year ended December 31, 2017, we have incurred approximately $6.8 million of administrative service expenses related to general and administrative expense reimbursement, of which the full amount was attributable to our Advisor. Additionally, we incurred approximately $3.2 million more in acquisition fees during the year ended December 31, 2017 compared to December 31, 2016 primarily due to the fact that we had nominal origination activity in 2016.
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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Years Ended December 31,
	2016			2015
	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$1,123,992	$73,884	6.6%	$719,206	$56,040	7.8%
Real estate securities	109,035	5,520	5.1%	84,803	3,353	4.0%
Total	1,233,027	79,404	6.4%	804,009	59,393	7.4%
Interest-bearing liabilities:
Repurchase Agreements - Loans	250,788	12,079	4.8%	262,727	9,543	3.6%
Repurchase Agreements - Securities	106,086	2,450	2.3%	63,687	1,119	1.8%
Collateralized loan obligations	286,936	8,640	3.0%	58,223	1,606	2.8%
Total	643,810	23,169	3.6%	384,637	12,268	3.2%
Net interest income/spread		$56,235	2.8%		$47,125	4.2%
Average leverage %(5)	52.2%			47.8%
Weighted average levered yield(6)			7.9%			9.4%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. All amounts are calculated based on quarterly averages for years ended December 31, 2016 and 2015.
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
Interest expense
Interest expense for the year ended December 31, 2016 increased to $23.2 million compared to interest expense for the year ended December 31, 2015 of $12.3 million, primarily due to increase in average borrowings of approximately $259.2 million year over year and payment of various extension fees on the Repo Facilities, of which approximately $287.5 million is an increase due to the issuance of a CLO issued on October 19, 2015. During the years ended December 31, 2016 and 2015, our total average borrowing outstanding was $643.8 million and $384.6 million, respectively. The increase in interest expense also equates to a 40 basis points increase in rates on interest-bearing liabilities due to the extension fees paid to our borrowers on the Repo Facilities and increases in LIBOR index rate during the year.
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
(2) Other expenses include board of directors and insurance expenses.
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

Liquidity and Capital Resources
Our principal demands for cash will be funding our loan investments, payment of fees and reimbursements owed to the Advisor, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. We currently believe that we have sufficient liquidity and capital resources available for all anticipated uses, including the origination of loan investments, required debt service and the payment of cash dividends.

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
Repurchase Agreements, Commercial Mortgage Loans
As of December 31, 2017, we have repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), Goldman Sachs Bank USA (the "GS Repo Facility"), U.S Bank National Association (the "USB Repo Facility"), Barclays Bank PLC (the "Barclays Facility") and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, GS Repo Facility, USB Repo Facility, and Barclays Facility, the "Repo Facilities").
The JPM Repo Facility has a maturity date of June 12, 2019 plus a one-year extension at the Company's option and provides up to $300 million in advances. The GS Repo Facility has a maturity date of December 27, 2018 with a one-year extension at the Company’s option, which may be exercised upon the satisfaction of certain conditions, and provides up to $250 million in advances. The USB Repo Facility matures on June 15, 2020, with two one-year extensions at the option of an indirect wholly-owned subsidiary of the Company, which may be exercised upon the satisfaction of certain conditions, and provides up to $100.0 million in advances. The CS Repo Facility matures on August 30, 2018 and provides up to $250.0 million in advances. Prior to the end of each calendar quarter, the Company may request an extension of the termination date for an additional 364 days from the end of such calendar quarter subject to the satisfaction of certain conditions and approvals.
We expect to use the advances from these Repo Facilities to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participation interests therein.
As of December 31, 2017 and December 31, 2016, there was $42.0 million and $257.7 million outstanding under the JPM Repo Facility, respectively. As of December 31, 2017, we had $13.5 million outstanding under the GS Repo Facility, $0.0 million outstanding under the USB Repo Facility and $10.1 million outstanding under the CS Repo Facility. The Company had no advances under the GS Repo Facility, no advances under the USB Repo Facility and no advances under the CS Repo Facility as of December 31, 2016.
The Company entered into the Barclays Facility on September 19, 2017.  The Barclays Facility provides for a senior secured $75.0 million revolving line of credit and bears interest at per annum rates equal to one of two base rates plus an applicable margin. The Barclays Facility has a maturity of September 19, 2019, subject to an extension term of one year, and provides for quarterly interest-only payments, with all principal and interest outstanding being due on the maturity date. The Company expects to use advances on the Barclays Facility to finance the origination of eligible loans, including first lien mortgage loans, junior mortgage loans, mezzanine loans, and participation interests therein.  As of December 31, 2017, the Company had no advances under the Barclays Facility.
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. Should the value of the Company’s collateral decrease as a result of deteriorating credit quality, resulting margin calls may cause an adverse change in the Company’s liquidity position.
Other financing - Commercial Mortgage Loans
We entered into a financing arrangement with Pacific Western Bank for term financing ("PWB Financing") on May 17, 2017. The PWB Financing provided the Company with $36.2 million and is collateralized by a portfolio asset of $54.2 million. The PWB Financing initially matures on June 9, 2019, with two one-year extension option at the Company’s option. As of December 31, 2017, we had $26.2 million outstanding under the PWB Financing.
CMBS Master Repurchase Agreements ("MRAs")
We entered into various MRAs that allow us to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary. As of December 31, 2017 and 2016, we entered into six MRAs, of which one and three were in use for each respective periods presented, described below (in thousands):

	Amount			Weighted Average
Counterparty	Outstanding	Accrued Interest	Collateral Pledged(*)	Interest Rate	Days to Maturity
As of December 31, 2017
J.P. Morgan Securities LLC	$39,035	$11	$56,044	3.32%	26
Total	$39,035	$11	$56,044	3.32%	26

As of December 31, 2016
J.P. Morgan Securities LLC	$59,122	$96	$92,658	2.55%	6
Citigroup Global Markets, Inc.	3,879	1	4,850	2.11%	26
Wells Fargo Securities, LLC	3,638	4	4,850	2.05%	13
Total/Weighted Average	$66,639	$101	$102,358	2.50%	8
________________________
(*) Collateral includes $56.0 million and $53.3 million Tranche C of Company issued CLO held by the Company, which eliminates within the Real estate securities, at fair value line of the consolidated balance sheets as of December 31, 2017 and December 31, 2016, respectively.
Distributions
In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, without regard to the deduction for distributions paid and excluding net capital gains. The Company must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate U.S. federal income taxes.
In March 2016, our board of directors authorized and declared ongoing monthly distributions at a rate equivalent to $2.0625 per annum, per share. In August 2017, our board of directors authorized and declared ongoing monthly distributions at a rate equivalent to $1.44 per annum, per share.
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
The below table shows the distributions paid on shares outstanding during the years ended December 31, 2017 and 2016 (in thousands):

Year Ended December 31, 2017 Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 3, 2017	$3,575	$2,007
February 1, 2017	3,560	1,957
March 1, 2017	3,231	1,770
April 1, 2017	3,621	1,926
May 1, 2017	3,536	1,846
June 1, 2017	3,692	1,887
July 3, 2017	3,607	1,809
August 1, 2017	3,755	1,854
September 1, 2017	2,580	1,283
October 2, 2017	2,513	1,232
November 1, 2017	2,615	1,263
December 4, 2017	2,543	1,217
Total	$38,828	$20,051

Year Ended December 31, 2016 Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 4, 2016	$3,225	$2,324
February 2, 2016	3,337	2,159
March 2, 2016	3,057	2,099
April 1, 2016	3,342	2,188
May 2, 2016	3,296	2,068
June 1, 2016	3,446	2,112
July 1, 2016	3,361	2,034
August 3, 2016	3,423	2,070
September 1, 2016	3,465	2,045
October 3, 2016	3,371	1,968
November 3, 2016	3,505	2,028
December 3, 2016	3,423	1,952
Total	$40,251	$25,047
The following table shows the sources for the payment of distributions to common stockholders for the periods presented (in thousands):

	Year Ended December 31,
	2017		2016
Distributions:
Cash distributions paid	$38,828		$40,251
Distributions reinvested	20,051		25,047
Total distributions	$58,879		$65,298
Source of distribution coverage:
Cash flows provided by operations	$8,354	14.2%	$35,024	53.6%
Available cash on hand	30,474	51.8%	5,227	8.0%
Common stock issued under DRIP	20,051	34.0%	25,047	38.4%
Total sources of distributions	$58,879	100.0%	$65,298	100.0%
Cash flows provided by operations (GAAP)	$8,354		$35,024
Net income (GAAP)	$33,779		$29,990
The following table compares cumulative distributions paid to cumulative net income (in accordance with GAAP) for the period from November 15, 2012 (date of inception) through December 31, 2017 (in thousands):

For the period from November 15, 2012 (date of inception) to December 31, 2017
Distributions paid:
Common stockholders in cash	$113,906
Common stockholders pursuant to DRIP / offering proceeds	70,475
Total distributions paid	$184,381
Reconciliation of net income:
Net interest income	$174,578
Realized loss on sale of real estate securities	(1,734)
Realized gain on sale of commercial mortgage loan	232
Acquisition fees and expenses	(17,305)
Other operating expenses	(66,094)
Net income	$89,677
Cash flows provided by operations	$72,272

Cash Flows
Cash Flows for the Year Ended December 31, 2017
Net cash provided by operating activities for the year ended December 31, 2017 was $8.4 million. Cash inflows were primarily driven by an increase in net income to $33.8 million, offset by net cash outflows of $24.0 million related to originations of and proceeds from sales of commercial mortgage loans, measured at fair value.
Net cash used in investing activities for the year ended December 31, 2017 was $332.8 million. Cash outflows were primarily driven by the origination and acquisition of $837.0 million of commercial mortgage loans. Outflows were offset by proceeds from principal repayments of $381.9 million received on commercial mortgage loans, held for investment and proceeds from sale of commercial mortgage loans, held for sale of $121.7 million.
Net cash provided by financing activities for the year ended December 31, 2017 was $290.1 million. Cash inflows were primarily driven by proceeds of $700.9 million from issuance of two CLOs, BSPRT 2017-FL1 and BSPRT 2017-FL2. This was partially offset by cash outflows of $192.0 million from net repayments on the Repo Facilities, $27.6 million from net payment on our CMBS MRAs, the payment of $38.8 million in cash distributions to stockholders, $20.5 million of stock repurchases and repayments on CDOs of $143.1 million
Cash Flows for the Year Ended December 31, 2016
Net cash provided by operating activities for the year ended December 31, 2016 was $35.0 million. Cash inflows were primarily driven by an increase in net income to $30.0 million.
Net cash provided by investing activities for the year ended December 31, 2016 was $139.4 million. Cash inflows were primarily driven by proceeds from the sale of real estate securities of $79.1 million, proceeds from the sale of commercial mortgage loans of $44.4 million and principal repayments of $69.6 million, partially offset by additional funding of $53.6 million on existing loans.
Net cash used in financing activities for the year ended December 31, 2016 was $71.2 million. Cash outflows were primarily driven by $51.4 million from net borrowings on the JPM Repo Facility offset by $50.6 million from net payment on our CMBS MRAs, the payments of $40.3 million in cash distributions to stockholders, $19.0 million of stock repurchases and repayments on CDOs of $9.2 million.
Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2013. As a REIT, if we meet certain organizational and operational requirements and distribute at least 90% of our "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to our stockholders in a year, we will not be subject to U.S. federal income tax to the extent of the income that we distribute. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and U.S. federal income and excise taxes on our undistributed income.
Contractual Obligations and Commitments
Our contractual obligations, excluding expected interest payments, as of December 31, 2017 are summarized as follows (in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$36,475	$47,063	$—	$—	$83,538
JPM Repo Facility	—	42,042	—	—	42,042
GS Repo Facility	13,500	—	—	—	13,500
CS Repo Facility	10,148	—	—	—	10,148
CLOs (2)	—	—	—	842,812	842,812
JPM MRA	39,035	—	—	—	39,035
PWB Financing	—	26,183	—	—	26,183
Total	$99,158	$115,288	$—	$842,812	$1,057,258
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $56.0 million of Tranche C notes issued by 2015 CLO Issuer, $16.0 million of Tranche E notes and $14.9 million of Tranche F notes issued by 2017-FL2 Issuer, which are held by the Company and are eliminated within the Collateralized loan obligations line of the consolidated balance sheets as of December 31, 2017.

In addition, we have contractual obligations under our agreements with the Advisor as described below.
Related Party Arrangements
Benefit Street Partners L.L.C.
Amended Advisory Agreement
On January 19, 2018, we entered into an amendment to the Advisory Agreement. The amended Advisory Agreement amends and restates the Advisory Agreement, dated as of September 29, 2016, by and among the Company, the Operating Partnership and the Advisor.
The Nominating and Corporate Governance Committee (the “Committee”) of our Board, which consists solely of the Company’s independent directors, negotiated, approved and recommended that the Board approve, the amended Advisory Agreement. The Committee engaged independent legal counsel to assist the Committee in negotiating the amended Advisory Agreement.
The Advisor will continue to provide the daily management for the Company and the Operating Partnership, including an investment program consistent with the investment objectives and policies of the Company as determined and adopted from time to time by the Board. The Advisor shall continue to be entitled to an asset management fee equal to one and one-half percent (1.5%) of Equity (as defined in the amended Advisory Agreement). The Advisor shall continue to be entitled to an annual subordinated performance fee equal to fifteen percent (15%) of the Total Return (as defined in the amended Advisory Agreement) over a six percent (6%) per annum hurdle, subject to certain limitations. The Advisor shall not be entitled to acquisition or disposition fees. The Company or the Operating Partnership shall continue to pay directly or reimburse the Advisor for all the expenses paid or actually incurred by the Advisor in connection with the services it provides to the Company and the Operating Partnership pursuant to the amended Advisory Agreement, subject to certain limitations.
The initial term of the amended Advisory Agreement is three-years and shall be automatically renewed for additional one-year periods, unless either party elects not to renew. The Company may terminate the amended Advisory Agreement for a Cause Event (as defined in the amended Advisory Agreement) without payment of a termination fee. Following the expiration of a term, and upon 180 days’ prior written notice, the Company may, without cause, elect not to renew the amended Advisory Agreement upon the determination by two-thirds of the Company’s independent directors that (i) there has been unsatisfactory performance by the Advisor or (ii) that the asset management fee and annual subordinated performance fee payable to the Advisor are not fair, subject to certain conditions. In such case, the Company shall be obligated to pay a termination fee.
Pursuant to the amended Advisory Agreement, the Advisor and/or its affiliates are required to acquire equity securities of the Company equal to a purchase price of not less than $10 million, subject to certain conditions. During the term of the amended Advisory Agreement, the Advisor shall not, directly or indirectly, manage or advise another REIT that is engaged in the business of the Company in any geographical region in which the Company has a significant investment, or provide any services related to fixed-rate conduit lending to any other person, subject to certain conditions.
Investment in Common Stock
On February 14, 2018 (the “Commitment Date”), the Company entered into stock purchase agreements (collectively, the “Purchase Agreements”), by and between the Company and certain officers of the Company, and certain owners, employees and associates of the Advisor and its affiliates (collectively, the “Manager Investors”), pursuant to which the Manager Investors committed to purchase an aggregate amount of up to approximately $10.0 million of shares of common stock of the Company in one or more closings (each, a “Closing,” and collectively, the “Closings”). The timing of any Closing, and the amount of shares of common stock to be sold at such Closing, will be determined by the Company in its sole discretion, subject to certain limitations. As described in the Purchase Agreements, the Company may enter into additional Purchase Agreements with other investors within 12 months of the Commitment Date.
The Purchase Agreements provide that the purchase price for the shares of common stock shall be equal to 90% of GAAP book value per share of the common stock as of December 31, 2017 (“Book Value”). However, in consideration of them being the first investors to commit to purchase shares in the offering, the Company agreed to sell the shares to the Manager Investors at 88% of Book Value. The Company further agreed that if subsequent investors in the offering are permitted to acquire common stock for less than 90% of Book Value, the effective purchase price of the Manager Investors will be subject to downward adjustment. The Purchase Agreements also provide that the Company will enter into a liquidity event, such as a listing of the common stock, within three years of the Commitment Date, subject to certain restrictions. The Purchase Agreements contain customary representations, warranties and covenants and indemnification provisions.
The Manager Investors have agreed with the Advisor not to sell or otherwise transfer the shares of common stock, without the consent of the Advisor, prior to 180 days after a listing of the Company’s common stock on a national securities exchange. In addition, the Manager Investors will not be eligible to participate in the Company’s amended and restated share repurchase program for at least three years.

The board of directors and the Nominating and Corporate Governance Committee of the board of directors each unanimously approved the Company’s entry into the Purchase Agreements and the terms therein including the offering price.
Acquisition of Loans
In December 2017, we purchased a commercial mortgage loan from an entity that is an affiliate of our Advisor, for an aggregate purchase price of $17.1 million. The loan is included in "Commercial mortgage loans, held-for-investment" in the consolidated balance sheet. The purchase of the commercial mortgage loan and the $17.1 million purchase price were approved by the Company’s board of directors and the Nominating and Corporate Governance Committee, which consists solely of independent directors.
Advisory Agreement Fees and Reimbursements
Pursuant to the Advisory Agreement, we are or were required to make the following payments and reimbursements to the Advisor:

•	We reimburse our Advisor’s costs of providing services pursuant to the Advisory Agreement, except the salaries and benefits paid by the Advisor to our executive officers.

•	We pay our Advisor, or its affiliates, a monthly asset management fee equal to one-twelfth of 1.5% of stockholder’s equity as calculated pursuant to the Advisory Agreement.

•
We will pay our Advisor an annual subordinated performance fee calculated on the basis of total return to stockholders, payable monthly in arrears, such that for any year in which total return on stockholders’ capital exceeds 6.0% per annum, our Advisor will be entitled to 15.0% of the excess total return; provided that in no event will the annual subordinated performance fee payable to our Advisor exceed 10.0% of the aggregate total return for such year.

•
Until September 2017, we paid our Advisor an acquisition fee of 1.0% of the principal amount funded by us to originate or acquire commercial mortgage loans and 1.0% of the anticipated net equity funded by us to acquire real estate securities.

•
We reimburse our Advisor for insourced expenses incurred by our Advisor on our behalf related to selecting, evaluating, originating and acquiring investments in an amount up to 0.5% of the principal amount funded by us to originate or acquire commercial mortgage loans and up to 0.5% of the anticipated net equity funded by us to acquire real estate securities investments.

Until September 29, 2016, the Former Advisor served as the Company's advisor and the Company paid the Former Advisor certain fees and expense reimbursements pursuant to its advisory agreement with the Former Advisor. The types of fees and reimbursements paid to the Former Advisor were similar to those paid to the Advisor prior to September 2017. In addition, prior to January 2016 we paid dealer-manager fees and selling commissions to an affiliate of the Former Advisor, prior to February 2016 we paid transfer agent fees to an affiliate of the Former Advisor, and prior to November 2015 we paid various financial services fees to an affiliate of the Former Advisor.
Loan Acquisition
On February 22, 2018, the Company purchased commercial mortgage loans from an entity that is an affiliate of our Advisor, for an aggregate purchase price of $27.8 million. The purchase of the commercial mortgage loans and the $27.8 million purchase price were approved by the Company’s board of directors. These loans are expected to be sold into a securitization vehicle through our TRS segment.

The table below shows the costs incurred due to arrangements with our Advisor and, with respect to periods prior to September 30, 2016, the Former Advisor and its affiliates during the years ended December 31, 2017, 2016 and 2015 and the associated payable as of December 31, 2017 and 2016 (in thousands): See Note 9 - Related Party Transactions and Arrangements for further detail.

	Year Ended December 31,			Payable as of December 31,
	2017	2016	2015	2017	2016
Total commissions and fees incurred from the Former Dealer Manager in connection with the offering	$—	$—	$37,092	$—	$—
Total compensation and reimbursement for services provided by the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager(1)	—	—	7,442	480	480
Acquisition fees and expenses (2)	4,197	806	7,916	—	—
Administrative services expenses (3)	6,765	4,376	644	3,480	1,000
Advisory and investment banking fee	—	6	56	—	—
Asset management and subordinated performance fee	9,273	9,504	7,615	2,315	2,439
Other related party expenses	394	84	364	146	145
Total	$20,629	$14,776	$61,129	$6,421	$4,064
________________________
(1) During 2016, the Company received reimbursement of excess payment of $0.8 million of offering costs from the Former Advisor. The reimbursement resulted in an increase to our Additional Paid-In Capital.
(2) Total acquisition fees and expenses paid during the years ended December 31, 2017 and 2016 were $10.2 million and $0.8 million, respectively, of which $6.0 million and $0.0 million were capitalized within the commercial mortgage loans, held for investment line of the consolidated balance sheets for years ended December 31, 2017 and 2016.
(3) During the year ended December 31, 2015, the Company previously disclosed Administrative services expenses within the Acquisition fees and acquisition expenses line of this table. For the periods ended December 31, 2017 and December 31, 2016 the amounts are presented separately and the change was applied retrospectively.
The payables as of December 31, 2017 and 2016 in the table above are included in Due to affiliates on our consolidated balance sheets.
Off Balance Sheet Arrangements
We currently have no off balance sheet arrangements as of December 31, 2017 and through the date of the filing of this Form 10-K.
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
The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Funds From Operations:
Net income	$33,779	$29,990	$24,933
Funds from operations	$33,779	$29,990	$24,933
Modified Funds From Operations:
Funds from operations	$33,779	$29,990	$24,933
Amortization of premiums, discounts and fees on investments, net	(2,554)	(2,336)	(1,561)
Acquisition fees and acquisition expenses	4,197	806	7,916
Impairment losses on real estate securities	—	310	—
Unrealized (gain) loss on financial instruments	(230)	247	—
Loan loss (recovery)/provision	(715)	1,293	318
Modified funds from operations	$34,477	$30,310	$31,606

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
As of December 31, 2017 and 2016, our portfolio included 64 and 62 variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 25 or 50 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity (in thousands):

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	December 31, 2017	December 31, 2016
(-) 25 Basis Points	(1.61)%	(1.94)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	3.23%	3.89%
(+) 100 Basis Points	6.45%	7.78%
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
In connection with the preparation of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.
The rules of the SEC do not require, and this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our Code of Ethics may be obtained, free of charge, by sending a written request to our executive office – 9 West 57th Street - Suite 4920, New York, NY 10019, attention Chief Financial Officer of Benefit Street Partners Realty Trust, Inc. In addition, the Code of Ethics is available on the Company’s website at www.bsprealtytrust.com by clicking on “Investor Relations - Corporate Governance - Code of Ethics.” Any amendments and waivers to our Code of Ethics will be disclosed on our website.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2018 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2018 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2018 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2018 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2018 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to Consolidated Financial Statements on page F-1 of this report.
(b)    Exhibits
See the Index to Exhibit below.
Item 16. Form 10-K Summary.
None.
INDEX TO EXHIBITS
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1(1)	Articles of Amendment and Restatement, effective August 16, 2017.
3.1(2)	Amended and Restated Bylaws.
4.1(2)	Amended and Restated Agreement of Limited Partnership of Benefit Street Partners Realty Operating Partnership, L.P., dated as of December 31, 2014.
4.2(3)	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Benefit Street Partners Realty Operating Partnership, L.P., dated as of February 9, 2017.
10.1(3)	Amended and Restated Employee and Director Incentive Restricted Share Plan.
10.2(3)	Form of Director Restricted Share Award Agreement.
10.34)	Uncommitted Master Repurchase Agreement, dated as of June 18, 2014, between the Company JPM Loan, LLC and JPMorgan Chase Bank, National Association.
10.4(5)	Amendment No.1 to Master Repurchase Agreement, dated as of June 24, 2015, by and between the Company, JPM Loan, LLC and JP Morgan Chase Bank, National Association.
10.5(6)	Amendment No. 2 to Master Repurchase Agreement, dated as of September 28, 2015, between the Company, JPM Loan, LLC and JPMorgan Chase Bank, National Association.
10.6(7)	Amendment No. 3 to Master Repurchase Agreement, dated as of December 30, 2015, between the Company, JPM Loan, LLC and JPMorgan Chase Bank, National Association.
10.7(8)	Amendment No. 4 to Master Repurchase Agreement, dated as of October 5, 2016, between the Company, JPM Loan, LLC and JPMorgan Chase Bank, National Association.
10.8(9)	Guarantee Agreement, dated as of June 18, 2014, between the Company and JPMorgan Chase Bank, National Association.
10.9(10)
Indenture, dated October 19, 2015, by and among RFT 2015-FL1 Issuer Ltd., as issuer, RFT 2015-FL1 Co-Issuer LLC, as issuer, Realty Finance Operating Partnership L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator, paying agent, calculation agent, transfer agent, custodian, securities intermediary, backup advancing agent and notes registrar.

10.10(11)	Form of Director and Officer Indemnification Agreement.
10.12(12)	Master Repurchase Agreement, dated December 27, 2016, between RFT GS Loan, LLC and Goldman Sachs Bank USA.
10.13(12)	Guaranty, dated December 27, 2016, between the Company and Goldman Sachs Bank USA.
10.14(13)
Indenture, dated as of June 29, 2017, by and among BSPRT 2017-FL1 Issuer, Ltd., BSPRT 2017-FL1 Co-Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee and note administrator.

10.15(14)	Amended and Restated Uncommitted Master Repurchase Agreement, dated as of June 12, 2017, by and between BSPRT JPM Loan, LLC and JP Morgan Chase Bank, National Association.
10.16(14)	Amended and Restated Guarantee Agreement, dated as of June 12, 2017, by and between the Company and JPMorgan Chase Bank, National Association.

10.17(14)	Master Repurchase and Securities Contract, dated as of June 15, 2017, between BSPRT USB Loan, LLC and U.S. Bank National Association.
10.18(14)	Payment Guaranty, dated as of June 15, 2017, by and between the Company and U.S. Bank National Association.
10.19(15)	Master Repurchase Agreement, dated as of August 31, 2017, by and among Column Financial, Inc., Credit Suisse AG, Alpine Securitization Ltd., the Company and BSPRT Finance Sub-Lender I, LLC.
10.20(15)	Guaranty, dated as of August 31, 2017, by and between the Company and Column Financial, Inc.
10.21(16)
Credit Agreement, dated as of September 19, 2017, by and among the Company, BSPRT BB Loan, LLC, BSPRT Finance Sub-Lender II, L.L.C., Barclays Bank PLC, as sole lead arranger and bookrunner, Barclays Bank PLC, as administrative agent, and the lenders from time to time partiers thereto.

10.22(16)
Guarantee and Collateral Agreement, dated as of September 19, 2017, by and among the Company, BSPRT BB Loan, LLC, BSPRT Finance Sub-Lender II, L.L.C. and Barclays Bank PLC, as administrative agent for the secured parties.

10.23(17)
Indenture, dated as of November 29, 2017, by and among BSPRT 2017-FL2 Issuer, Ltd., as issuer, BSPRT 2017-FL2 Co-Issuer, LLC, as co-issuer, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator and custodian.

10.24(18)
Amended and Restated Advisory Agreement, dated as of January 19, 2018, by and among Benefit Street Partners Realty Trust, Benefit Street Partners Realty Operating Partnership, L.P. and Benefit Street Partners, L.L.C.

10.25(19)	Form of Purchase Agreement.
21*	Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young LLP
23.2*	Consent of KPMG LLP
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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Benefit Street Partners Realty Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________________________________
*Filed herewith.

(1)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on August 17, 2017.

(2)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on January 6, 2015.

(3)	Filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 29, 2017.

(4)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 7 to our Registration Statement on Form S-11 filed with the SEC on July 11, 2014.

(5)	Filed as an exhibit to Pre-Effective Amendment No.1 to Post-Effective Amendment No.12 to our Registration Statement on Form S-11 filed with the SEC on July 8, 2015.

(6)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 13 filed with the SEC on October 8, 2015.

(7)	Filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 11, 2016.

(8)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on October 12, 2016.

(9)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 8 to our Registration Statement on Form S-11 filed with the SEC on October 8, 2014.

(10)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on October 23, 2015.

(11)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 14, 2016.

(12)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on January 3, 2017.

(13)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on July 6, 2017.

(14)	Filed as an exhibit to Amendment No. 1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2017 filed with the SEC on August 23, 2017.

(15)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on September 7, 2017.

(16)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on September 25, 2017.

(17)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on December 5, 2017.

(18)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on January 23, 2018.

(19)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on February 16, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of March, 2018.

Benefit Street Partners Realty Trust, Inc.
By	/s/ Richard J. Byrne
Richard J. Byrne
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Richard J. Byrne	Chief Executive Officer and President	March 16, 2018
Richard J. Byrne	(Principal Executive Officer)

/s/ Jerome S. Baglien	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2018
Jerome S. Baglien

/s/ Elizabeth K. Tuppeny	Lead Independent Director	March 16, 2018
Elizabeth K. Tuppeny

/s/ Buford Ortale	Director	March 16, 2018
Buford Ortale

/s/ Jamie Handwerker	Director	March 16, 2018
Jamie Handwerker

/s/ Peter McDonough	Director	March 16, 2018
Peter McDonough

BENEFIT STREET PARTNERS REALTY TRUST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Benefit Street Partners Realty Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Benefit Street Partners Realty Trust, Inc. (the “Company”) as of December 31, 2017, the related consolidated statement of operations, comprehensive income, changes in stockholders' equity and cash flows for the year ended December 31, 2017, and the related notes and schedule (collectively referred to as the “consolidated financial statements“) . In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York
March 16, 2018

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

/s/ KPMG LLP

New York, New York
March 29, 2017

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Audited)

	December 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$83,711	$118,048
Restricted cash	7,997	5,021
Commercial mortgage loans, held for investment, net of allowance of $1,466 and $2,181	1,402,046	1,046,556
Commercial mortgage loans, held-for-sale	—	21,179
Commercial mortgage loans, held-for-sale, measured at fair value	28,531	—
Real estate securities, available for sale, at fair value	—	49,049
Derivative instruments, at fair value	132	—
Receivable for loan repayment (1)	49,085	401
Accrued interest receivable	8,152	5,955
Prepaid expenses and other assets	4,007	1,916
Total assets	$1,583,661	$1,248,125
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$826,150	$278,450
Repurchase agreements - commercial mortgage loans	65,690	257,664
Other financing - commercial mortgage loans	25,698	—
Repurchase agreements - real estate securities	39,035	66,639
Derivative instruments, at fair value	357	—
Interest payable	1,544	897
Distributions payable	3,917	5,591
Accounts payable and accrued expenses	4,510	1,170
Due to affiliates	6,421	4,064
Total liabilities	$973,322	$614,475
Commitment and Contingencies (See Note 8)
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of December 31, 2017 and 2016	$—	$—
Common stock, $0.01 par value, 949,999,000 shares authorized, 31,834,072 and 31,884,631 shares issued and outstanding as of December 31, 2017 and 2016, respectively	320	319
Additional paid-in capital	704,101	704,500
Accumulated other comprehensive income (loss)	—	(500)
Accumulated deficit	(94,082)	(70,669)
Total stockholders' equity	610,339	633,650
Total liabilities and stockholders' equity	$1,583,661	$1,248,125
_______________________
(1) Includes $48.7 million of cash held by servicer related to loan payoffs pledged to the CLOs as of December 31, 2017.

The accompanying notes are an integral part of these consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Audited)

	Years Ended December 31,
	2017	2016	2015
Interest income:
Interest income	$89,564	$79,404	$59,393
Less: Interest expense	32,359	23,169	12,268
Net interest income	57,205	56,235	47,125
Expenses:
Asset management and subordinated performance fee	9,273	9,504	7,615
Acquisition fees and acquisition expenses	4,197	806	7,916
Administrative services expenses	6,765	4,376	644
Professional fees	5,444	5,467	4,353
Other expenses	3,837	2,336	1,346
Total expenses	29,516	22,489	21,874
Other (income)/loss:
Loan loss (recovery)/provision	(715)	1,293	318
Realized (gain) loss on sale of real estate securities	(172)	1,906	—
Realized (gain) loss on sale of commercial mortgage loan held-for-sale	(120)	—	—
Realized (gain) loss on sale of commercial mortgage loan, held-for-sale, measured at fair value	(4,523)	—	—
Impairment losses on real estate securities	—	310	—
Unrealized (gain) loss on commercial mortgage loans held-for-sale	(247)	247	—
Unrealized (gain) loss on derivatives	17	—	—
Realized (gain) loss on derivatives	(555)	—	—
Total other (income)/loss	$(6,315)	$3,756	$318
Income (loss) before taxes	34,004	29,990	24,933
Provision for income tax	225	—	—
Net income	$33,779	$29,990	$24,933

Basic net income per share	$1.06	$0.95	$1.03
Diluted net income per share	$1.06	$0.95	$1.03
Basic weighted average shares outstanding	31,772,231	31,659,274	24,253,905
Diluted weighted average shares outstanding	31,784,889	31,666,504	24,259,169

The accompanying notes are an integral part of these consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Audited)

	Years Ended December 31,
	2017	2016	2015
Net income	$33,779	$29,990	$24,933
Unrealized gain/(loss) on available-for-sale securities	500	1,754	(1,947)
Comprehensive income attributable to Benefit Street Partners Realty Trust, Inc.	$34,279	$31,744	$22,986

The accompanying notes are an integral part of these consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Convertible Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2014	1,000	$1	15,472,192	$155	$340,874	$(307)	$(10,216)	$330,507
Issuance of common stock	—	—	15,428,195	155	385,000	—	—	385,155
Common stock repurchases	—	—	(360,719)	(4)	(8,550)	—	—	(8,554)
Common stock offering costs, commissions and dealer manager fees	—	—	—	—	(45,917)	—	—	(45,917)
Common stock issued through distribution reinvestment plan	—	—	842,946	8	20,153	—	—	20,161
Share-based compensation	—	—	2,666	—	30	—	—	30
Net income	—	—	—	—	—	—	24,933	24,933
Distributions declared	—	—	—	—	—	—	(50,039)	(50,039)
Other comprehensive loss	—	—	—	—	—	(1,947)	—	(1,947)
Balance, December 31, 2015	1,000	1	31,385,280	314	691,590	(2,254)	(35,322)	654,329
Common stock repurchases	—	—	(537,209)	(5)	(12,965)	—	—	(12,970)
Common stock offering costs(1)	—	—	—	—	793	—	—	793
Common stock issued through distribution reinvestment plan	—	—	1,031,812	10	25,037	—	—	25,047
Share-based compensation	—	—	4,748	—	44	—	—	44
Net income	—	—	—	—	—	—	29,990	29,990
Distributions declared	—	—	—	—	—	—	(65,337)	(65,337)
Conversion of convertible stocks	(1,000)	(1)	—	—	1	—	—	—
Other comprehensive loss	—	—	—	—	—	1,754	—	1,754
Balance, December 31, 2016	—	—	31,884,631	319	704,500	(500)	(70,669)	633,650
Common stock repurchases	—	—	(1,072,708)	(11)	(20,535)	—	—	(20,546)
Common stock issued through distribution reinvestment plan	—	—	1,016,165	12	20,039	—	—	20,051
Share-based compensation	—	—	5,984	—	97	—	—	97
Net income	—	—	—	—	—	—	33,779	33,779
Distributions declared	—	—	—	—	—	—	(57,192)	(57,192)
Other comprehensive income	—	—	—	—	—	500	—	500
Balance, December 31, 2017	—	$—	31,834,072	$320	$704,101	$—	$(94,082)	$610,339
_______________________
(1) During 2016, the Company received reimbursement of excess payment of $0.8 million from the Former Advisor for previously paid Offering cost. Please refer to Note 9 of the consolidated financial statements for additional details of this reimbursement.

The accompanying notes are an integral part of these consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$33,779	$29,990	$24,933
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(2,554)	(2,336)	(1,561)
Accretion of deferred commitment fees	(1,372)	(1,535)	(1,068)
Amortization of deferred financing costs	4,650	4,048	2,819
Share-based compensation	97	44	30
Realized loss on sale of real estate securities	—	1,906	—
Impairment losses on real estate securities	—	310	—
Change in unrealized gains on commercial mortgage loans held-for-sale	(247)	247	—
Change in unrealized losses on derivative instruments	17	—	—
Loan loss (recovery)/provision	(715)	1,293	318
Origination of commercial mortgage loans, held-for-sale, measured at fair value	(156,101)	—	—
Proceeds from sale of commercial mortgage loans, held for sale, at fair value	132,093	—	—
Changes in assets and liabilities:
Accrued interest receivable	(2,197)	940	(1,426)
Prepaid expenses and other assets	(5,441)	(85)	723
Accounts payable and accrued expenses	3,341	360	(1,707)
Due to affiliates	2,357	(263)	1,812
Interest payable	647	105	560
Net cash provided by operating activities	$8,354	$35,024	$25,433
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(836,961)	$(53,640)	$(793,731)
Receivable for loan repayment	(48,684)	—	—
Purchase of real estate securities	—	—	(85,463)
Proceeds from sale of real estate securities	34,888	79,082	—
Purchase of derivative instruments	(592)	—	—
Proceeds from sale of commercial mortgage loans, held for sale	121,658	44,355	—
Principal repayments received on commercial mortgage loans, held for investment	381,933	67,396	126,336
Principal repayments received on real estate securities	15,000	2,218	3,010
Net cash provided by (used in) investing activities	$(332,758)	$139,411	$(749,848)
Cash flows from financing activities:
Proceeds from issuances of common stock	$—	$—	$385,203
Common stock repurchases	(20,546)	(18,965)	(2,555)
Reimbursements/(payments) of offering costs and fees related to common stock issuances(1)	—	793	(45,357)
Borrowings under collateralized loan obligation	700,862	—	292,484
Repayments of collateralized loan obligation	(143,086)	(9,150)	—
Borrowings on repurchase agreements - commercial mortgage loans	652,978	233,855	423,538
Repayments of repurchase agreements - commercial mortgage loans	(844,952)	(182,430)	(367,468)
Borrowings on repurchase agreements - real estate securities	499,290	1,208,244	690,406
Repayments of repurchase agreements - real estate securities	(526,894)	(1,258,816)	(599,464)

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Borrowings on other financing - commercial mortgage loans	36,200	—	—
Repayments on other financing - commercial mortgage loans	(10,017)	—	—
Decrease/(Increase) in restricted cash related to financing activities	(2,976)	345	(5,298)
Payments of deferred financing costs	(11,964)	(4,819)	(5,704)
Distributions paid	(38,828)	(40,251)	(26,949)
Net cash (used in) provided by financing activities:	$290,067	$(71,194)	$738,836
Net change in cash and cash equivalents	$(34,337)	$103,241	$14,421
Cash and cash equivalents, beginning of period	118,048	14,807	386
Cash and cash equivalents, end of period	$83,711	$118,048	$14,807
Supplemental disclosures of cash flow information:
Income taxes paid	$—	$—	$159
Interest paid	27,062	19,016	8,889
Supplemental disclosures of non-cash flow information:
Common stock issued through distribution reinvestment plan	20,051	25,047	20,161
Distributions payable	3,917	5,591	5,552
Loans transferred to commercial real estate loans, held-for-sale, transferred at fair value	100,005	21,179	—
_______________________
(1) During 2016, the Company received reimbursement of excess payment of $0.8 million from the Former Advisor for Offering costs. Please refer to Note 9 of the consolidated financial statements for additional details of this reimbursement.

The accompanying notes are an integral part of these consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 1 - Organization and Business Operations
Benefit Street Partners Realty Trust, Inc. (the "Company"), formerly known as Realty Finance Trust, Inc., is a real estate finance company that primarily originates, acquires and manages a diversified portfolio of commercial real estate debt investments secured by properties located within and outside the United States. The Company was incorporated in Maryland on November 15, 2012 and commenced operations on May 14, 2013.
The Company made a tax election to be treated as a real estate investment trust (a "REIT") for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2013. The Company believes that it has qualified as a REIT and intends to continue to meet the requirements for qualification and taxation as a REIT. In addition, the Company, through a subsidiary which is treated as a taxable REIT subsidiary (a "TRS") is indirectly subject to U.S federal, state and local income taxes. The majority of the Company's business is conducted through Benefit Street Partners Realty Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and directly or indirectly holds all of the units of limited partner interests in the OP.
The Company has no direct employees. Benefit Street Partners L.L.C. serves as the Company's advisor (the "Advisor") pursuant to an advisory agreement executed on September 29, 2016 (the “Advisory Agreement”), as amended and restated by the amended and restated advisory agreement, executed on January 19, 2018. The Advisor, an investment adviser registered with the U.S. Securities and Exchange Commission (“SEC”), is a credit-focused alternative asset management firm. Established in 2008, the Advisor's credit platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies including high yield, levered loans, private / opportunistic debt, liquid credit, structured credit and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass the platform. The Advisor is in partnership with Providence Equity Partners L.L.C., a global private equity firm. The Advisor manages the Company's affairs on a day-to-day basis. The Advisor receives compensation and fees for services related to the investment and management of the Company's assets and the operations of the Company. Prior to September 29, 2016, Realty Finance Advisor, LLC ("Former Advisor") was the Company's advisor. The Former Advisor was controlled by AR Global Investments, LLC ("AR Global").
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans which the Company intends to sell through its TRS into commercial mortgage-backed securities ("CMBS") at a profit.
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
Certain prior-period amounts have been reclassified to conform with current presentation. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. The current period’s results of operations will not necessarily be indicative of results in any subsequent reporting period.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

the other partners or members, as well as whether the entity is a variable interest entity ("VIE") for which the Company is the primary beneficiary.
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
Acquisition Fees and Acquisition Expenses
The Company has historically incurred acquisition fees and acquisition expenses payable to the Advisor. The Company’s obligation to pay the Advisor acquisition fees terminated in September 2017. Prior to then, the Company paid the Advisor an acquisition fee based on the principal amount funded by the Company to originate or acquire commercial mortgage loan investments or on the anticipated net equity funded by the Company to acquire real estate securities. Acquisition fees and acquisition expenses paid to the Company's Advisor in connection with the origination and acquisition of commercial mortgage loan investments and acquisition of real estate securities were evaluated based on the nature of the expense to determine if they should be expensed in the period incurred or capitalized and amortized over the life of the investment. The Company capitalizes certain direct costs relating to the loan origination activities and the cost is amortized over the life of the loan. Pursuant to the Advisory Agreement, the Advisor is entitled to an acquisition fee of 1.0% of the principal amount funded by the Company to originate or acquire commercial mortgage loans (or anticipated net equity funded by the Company in the case of acquisition of real estate securities) until the aggregate purchase price for all investments acquired reaches $600,000,000 and reimbursement for insourced acquisition expenses of 0.5%. In September 2017, the Company's aggregate purchase price for all investments acquired reached $600,000,000, which concurrently terminated the 1.0% acquisition fee payments to the Advisor for all investments subsequent to the limit being reached.
Commercial Mortgage Loans
Held-for-Investment - Commercial mortgage loans that are held for investment purposes and are anticipated to be held until maturity, are carried at cost, net of unamortized acquisition expenses, discounts or premiums and unfunded commitments. Commercial mortgage loans, held for investment purposes, that are deemed to be impaired are carried at amortized cost less a specific allowance for loan losses. Interest income is recorded on the accrual basis and related discounts, premiums and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the Company’s consolidated statements of operations. Guaranteed loan exit fees payable by the borrower upon maturity are accreted over the life of the investment using the effective interest method. The accretion of guaranteed loan exit fees is recognized in interest income in the Company's consolidated statements of operation.
Held-for-Sale - Commercial mortgage loans that are intended to be sold in the foreseeable future are reported as held-for-sale and are transferred at fair value and recorded at the lower of cost or fair value with changes recorded through the statements of operations. Unamortized loan origination costs for commercial mortgage loans held-for-sale that are carried at the lower of cost or fair value are capitalized as part of the carrying value of the loans and recognized upon the sale of such loans. Amortization of origination costs ceases upon transfer of commercial mortgage loans to held-for-sale.
Held-for-Sale, Accounted for Under the Fair Value Option - The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, and written loan commitments. The Company has elected to measure commercial mortgage loans held-for-sale in the Company's TRS under the fair value option. These commercial mortgage loans are included in the Commercial mortgage loans, held-for-sale, measured at fair value in the consolidated balance sheet. Interest income received on commercial mortgage loans held-for-sale is recorded on the accrual basis of accounting and is included in interest income in the consolidated statements of operations.
As of December 31, 2017, the fair value amount and the contractual principal outstanding of commercial mortgage loans accounted for under the fair value option was $28.5 million. None of the Company's commercial mortgage loans accounted for under the fair value option are in default or greater than ninety days past due. For the year ended December 31, 2017, the

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Company has a realized gain of $4.5 million relating to the sale of commercial mortgage loans that are accounted for under the fair value option. Acquisition expenses on originating these investments are expensed when incurred. As of December 31, 2016, the Company did not account for any of its commercial mortgage loans under the fair value option.
Allowance for Loan Losses
The allowance for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased or decreased through the loan loss provision or recovery on the Company's consolidated statements of operations and is decreased by charge-offs when losses are confirmed through the receipt of assets, such as cash in a pre-foreclosure sale or upon ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased. The Company uses a uniform process for determining its allowance for loan losses. The allowance for loan losses includes a general, formula-based component and an asset-specific component.
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
December 31, 2017

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
Prepaid Expenses
Prepaid expenses consists of deferred financing costs related to our various Master Repurchase Agreements as well as certain prepaid subscription costs. Deferred financing costs are amortized over the terms of the respective financing agreement using the effective interest method and included in interest expense on the Company's consolidated statements of operations. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity.
Share Repurchase Program
The Company has a Share Repurchase Program (the "SRP"), which became effective as of February 28, 2016, that enables stockholders to sell their shares to the Company.
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
On August 10, 2017, our board of directors amended the SRP to provide that the repurchase price per share for requests will be equal to the lesser of (i) our most recent estimated per-share NAV, as approved by our board of directors from time to time, and (ii) our book value per share, computed in accordance with GAAP, multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100%, if the person seeking repurchase has held his or her shares for a period greater than four years or in the case of requests for death or disability.
Calculations of our estimated per-share NAV will occur periodically, at the discretion of the board of directors, provided that such calculations will be made at least annually. Following its calculation, our estimated per-share NAV will be disclosed in a periodic report. The most recent calculation of our estimated per-share NAV approved by the board of directors occurred on November 10, 2017 based on our net asset value as of September 30, 2017 and was equal to $19.02.
Repurchases pursuant to the SRP, when requested, generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Funding for repurchases pursuant to the SRP for any given fiscal semester will be limited to proceeds received during that same fiscal semester through the issuance of common stock pursuant to any DRIP in effect from time to time, provided that the board of directors has the power, in its sole discretion, to determine the amount of shares repurchased during any fiscal semester as well as the amount of funds to be used for that purpose. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests made during any fiscal semester or fiscal year. However, a stockholder may withdraw its request at any time or ask that we honor the request when funds are available. Pending repurchase requests will be honored on a

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

pro rata basis. We will generally pay repurchase proceeds, less any applicable tax or other withholding required by law, by the 31st day following the end of the fiscal semester during which the repurchase request was made.
When a stockholder requests a redemption and the redemption is approved by the board of directors, we will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP will have the status of authorized but unissued shares.
Offering and Related Costs
Prior to January 2016, we were offering for sale a maximum of $2.0 billion of common stock on a reasonable best efforts basis (the "Offering"), pursuant to a registration statement on Form S-11 filed with the SEC under the Securities Act of 1933, as amended. Prior to the termination of the Offering, offering and related costs included all expenses incurred in connection with the Offering. Offering costs (other than selling commissions and the dealer manager fee) of the Company were paid by the Former Advisor, and Realty Capital Securities, LLC (the "Former Dealer Manager") or their affiliates on behalf of the Company. Offering costs were reclassified from deferred costs to stockholders' equity on the day the Company commenced its operations. Offering costs included all expenses incurred by the Company in connection with its Offering as of the balance sheet date presented. These costs include but were not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Former Dealer Manager for amounts it paid to reimburse the bona fide diligence expenses of broker-dealers; and (iv) reimbursement to the Former Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. The Company was obligated to reimburse the Former Advisor or its affiliates, as applicable, for organizational and offering costs paid by them on behalf of the Company to the extent organizational and offering costs (excluding selling commissions and the dealer manager fee) incurred by the Company in the Offering did not exceed 2% of gross offering proceeds. The Former Advisor was required to reimburse the Company to the extent that organization and offering and related costs paid by the Company exceeded 2% of gross offering proceeds. As a result, these costs were only a liability of the Company to the extent aggregate selling commissions, the dealer manager fees and other organization and offering costs did not exceed 12% of the gross Offering proceeds determined at the end of the Offering. See Note 9 - Related Party Transactions and Arrangements.
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
Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRS, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRS is not consolidated for U.S. federal income tax purposes, but is instead taxed as a C corporation. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRS. Total income tax expense for the year ended December 31, 2017 was $0.2 million. There was no income tax provision for the years ended December 31, 2016 and 2015.
The Company uses a more-likely-than-not threshold for recognition and derecognition of tax positions taken or to be taken in a tax return. The Company has assessed its tax positions for all open tax years beginning with December 31, 2014 and concluded that there were no uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The estimated tax characteristic of $1.80 distributions per common share declared during 2017 was $1.07 ordinary income and $0.73 return of capital. The estimated tax characteristics of the $2.06 distributions per common share declared during 2016 was $0.98 ordinary income and $1.08 return of capital.
The Company utilize the TRS to reduce the impact of the prohibited transaction tax and to avoid penalty for the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests. Any income associated with a TRS is fully taxable because the TRS is subject to federal and state income taxes as a domestic C corporation based upon its net income.
Enacted on December 22, 2017, the recently passed Tax Cuts and Jobs Act ("TCJA") made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. Pursuant to this legislation, as of January 1, 2018, (1) the federal income tax rate applicable to corporations is reduced to 21%, (2) the highest marginal individual income tax rate is reduced to 37% (through taxable years ending in 2025), (3) the corporate alternative minimum tax is repealed, and (4) the backup withholding rate for U.S. stockholders is reduced to 24%. The amounts recorded in the consolidated statement of operations is provisional. Due to the timing of the enacted legislation, as well as the technical corrections, amendments or administrative guidance that could clarify the treatment of certain provisions, the Company will continue to evaluate its conclusions and update its estimates as necessary.
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
The Company recognizes all derivatives on the consolidated balance sheets at fair value.  The Company does not designate derivatives as hedges to qualify for hedge accounting for financial reporting purposes and therefore any net payments under, or fluctuations in the fair value of these derivatives have been recognized currently in unrealized gain/(loss) on derivative instruments in the accompanying consolidated statements of operations. The Company records derivative asset and liability positions on a gross basis with any collateral posted with or received from counterparties recorded separately on the Company’s consolidated balance sheets. Certain derivatives that the Company has entered into are subject to master netting agreements with its counterparties, allowing for netting of the same transaction, in the same currency, on the same date.
Per Share Data
The Company calculates basic earnings per share by dividing net income attributable to the Company for the period by the weighted-average number of shares of common stock outstanding for that period. Diluted earnings per share reflects the potential dilution that could occur from shares outstanding if potential shares of common stock with a dilutive effect have been issued in connection with the restricted stock plan, except when doing so would be anti-dilutive.
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

•
The commercial conduit operated business through the Company's TRS, which is focused on originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market at a profit.

See Note 14 - Segment Reporting for further information regarding the Company's segments.

Recently Adopted Accounting Pronouncements

In October 2016, the FASB issued guidance where a reporting entity will need to evaluate if it should consolidate a VIE. The amendments change the evaluation of whether a reporting entity is the primary beneficiary of a VIE by changing how a single decision maker of a VIE treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The revised guidance is effective for reporting periods beginning after December 15, 2016. The Company adopted this guidance on January 1, 2017. The application of this guidance did not have a material impact on the Company’s consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Future Adoption of Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued guidance which requires an entity to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. The Company adopted this guidance on January 1, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued guidance on how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The Company adopted this guidance on January 1, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

In November 2016, the FASB issued guidance on the classification of restricted cash in the statement of cash flows. The amendment requires restricted cash to be included in the beginning-of-period and end-of-period total cash amounts. Therefore, transfers between cash and restricted cash will no longer be shown on the statement of cash flows. The Company adopted this guidance on January 1, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
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
In February 2018, the FASB issued guidance that allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income into retained earnings. The amendments become effective January 1, 2019, and early adoption is permitted. The Company is currently evaluating the impact of this new guidance.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans, held-for-investment, carrying values by class (dollars in thousands):

	December 31, 2017	December 31, 2016
Senior loans	$1,368,425	$901,907
Mezzanine loans	35,087	136,830
Subordinated loans	—	10,000
Total gross carrying value of loans	1,403,512	1,048,737
Less: Allowance for loan losses	1,466	2,181
Total commercial mortgage loans, held-for-investment, net	$1,402,046	$1,046,556
The following table presents the activity in the Company's allowance for loan losses (dollars in thousands):

	Year Ended December 31,
	2017	2016
Beginning of period	$2,181	$888
Loan loss (recovery)/provision	(715)	1,293
Charge-offs	—	—
Recoveries	—	—
Ending allowance for loan losses	$1,466	$2,181
As of December 31, 2017 and 2016, the Company's total commercial mortgage loan portfolio, excluding commercial mortgage loans accounted for under the fair value option, comprised of 69 and 71 loans, respectively.
The following table represents the composition by loan type of the Company's commercial mortgage loans portfolio, excluding commercial mortgage loans, held-for-sale, measured at fair value (dollars in thousands).

	December 31, 2017		December 31, 2016
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$505,189	35.9%	$329,203	30.6%
Office	455,698	32.4%	340,944	31.6%
Retail	209,598	14.9%	154,684	14.4%
Hospitality	184,025	13.1%	143,582	13.3%
Industrial	53,208	3.7%	52,688	4.9%
Mixed Use	—	—%	56,136	5.2%
Total (1)	$1,407,718	100.0%	$1,077,237	100.0%

(1) Excludes $28.5 million in commercial mortgage loans held-for-sale, measured at fair value in the Company's TRS segment.

As of December 31, 2017 and 2016, the Company's total commercial mortgage loans excluding those held-for-sale, measured at fair value comprised of 3 and zero loans, respectively.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table represents the composition by loan type of the Company's commercial mortgage loans excluding those held-for-sale, measured at fair value (dollars in thousands).

	December 31, 2017		December 31, 2016
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$28,531	100.0%	$—	—%
Mixed Use	—	—%	—	—%
Industrial	—	—%	—	—%
Retail	—	—%	—	—%
Total	$28,531	100.0%	$—	—%

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
All commercial mortgage loans, excluding loans classified as commercial mortgage loans, held-for-sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2.0. As of December 31, 2017 and 2016, the weighted average risk ratings of loans were 2.2 and 2.1, respectively. As of December 31, 2017 and 2016, the Company did not have any loans that were past due on their payments, in non-accrual status or impaired.
For the year ended December 31, 2017 and 2016, the activity in the Company's commercial mortgage loans, held-for-investment portfolio was as follows (in thousands):

	Year Ended December 31,
	2017	2016
Balance at Beginning of Year	$1,046,556	$1,124,201
Acquisitions and originations	837,861	53,640
Dispositions	—	(44,355)
Principal repayments	(381,933)	(66,490)
Discount accretion and premium amortization	2,554	2,279
Loans transferred to commercial real estate loans, held-for-sale	(100,005)	(21,179)
Unrealized losses on loans held-for-sale	—	(247)
Loan loss recovery/(provision)	715	(1,293)
Fees capitalized into carrying value of loans	(3,702)	—
Balance at End of Year	$1,402,046	$1,046,556

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 4 - Real Estate Securities
The following is a summary of the Company's real estate securities, CMBS (dollars in thousands):

		Weighted Average
	Number of Investments	Interest Rate	Maturity	Par Value	Fair Value
December 31, 2017	—	—%	N/A	$—	$—
December 31, 2016	6	5.8%	February 2020	$50,000	$49,049
The Company classified its CMBS investments as available-for-sale as of December 31, 2017 and 2016. These investments are reported at fair value in the consolidated balance sheet with changes in fair value recorded in accumulated other comprehensive income (loss). The following table shows the changes in fair value of the Company's CMBS investments (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2017	$—	$—	$—	$—
December 31, 2016	$49,548	$—	$(499)	$49,049

As of December 31, 2017, the Company held no CMBS positions. As of December 31, 2016, the Company held six CMBS positions with an aggregate carrying value of $49.5 million and an unrealized loss of $0.5 million, of which two positions had a total unrealized loss of $0.2 million for a period greater than twelve months. One CMBS security was other than temporarily impaired at December 31, 2016 and losses of $0.3 million were recognized, within the impairment losses on real estate securities in the consolidated statement of operations for the year ended December 31, 2016.
For the year ended December 31, 2017, the Company has recognized a gain of approximately $0.2 million, recorded within realized (gain) loss on sale of real estate securities in the consolidated statement of operations. For the year ended December 31, 2016, the Company recognized losses of approximately $1.9 million on the sale of ten securities. The Company did not have any realized (gains) losses during the year ended December 31, 2015.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table provides information on the amounts of gains (losses) on the Company's real estate securities, CMBS, available-for-sale (dollars in thousands):

	Years Ended December 31,
	2017	2016	2015
Unrealized gains/(losses) available-for-sale securities	$19	$329	$(1,947)
Reclassification of net gains/(losses) on available-for-sale securities included in net income (loss)	481	1,425	—
Unrealized gains (losses) available-for-sale securities, net of reclassification adjustment	$500	$1,754	$(1,947)
The amounts reclassified for net (gain) loss on available-for-sale securities are included in the realized (gain) loss on sale of real estate securities in the Company's consolidated statements of operations.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 5 - Debt
Repurchase Agreements - Commercial Mortgage Loans
The Company entered into repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), Goldman Sachs Bank USA (the "GS Repo Facility"), U.S Bank National Association (the "USB Repo Facility"), Barclays Bank PLC (the "Barclays Facility") and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, GS Repo Facility, USB Repo Facility, Barclays Facility, the "Repo Facilities").
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
The Company entered into the Barclays Facility on September 19, 2017. The Barclays Facility provides for a senior secured revolving line of credit and bears interest, at the Company's option, at per annum rates equal to (i) a spread over the Base Rate of 1.75% or (ii) a spread over the Eurodollar Rate of 2.75%, and provides for quarterly interest-only payments, with all principal and interest outstanding being due on the maturity date. The Barclays Facility may be prepaid from time to time and at any time, in whole or in part, without premium or penalty. The Company expects to use advances on the Barclays Facility to finance the origination of eligible loans, including first lien mortgage loans, junior mortgage loans, mezzanine loans, and participation interests therein.
The details of the Company's Repo Facilities at December 31, 2017 and December 31, 2016 are as follows (dollars in thousands):

As of December 31, 2017				Ending Weighted Average Interest Rate	Initial Term Maturity
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)
JPM Repo Facility (2)	$300,000	$42,042	$8,453	3.77%	6/12/2019
GS Repo Facility (3)	250,000	13,500	4,573	3.83%	12/27/2018
USB Repo Facility (4)	100,000	—	303	N/A	6/15/2020
CS Repo Facility (5)	250,000	10,148	577	3.99%	8/30/2018
Barclays Facility (6)	75,000	—	236	N/A	9/19/2019
Total	$975,000	$65,690	$14,142
__________________________
(1) Includes amortization of deferred financing costs.
(2) Includes a one-year extension at the Company's option.
(3) Includes a one-year extension at the Company’s option, which may be exercised upon the satisfaction of certain conditions.
(4) Includes two one-year extensions at the option of an indirect wholly-owned subsidiary of the Company, which may be exercised upon the satisfaction of certain conditions.
(5) Prior to the end of each calendar quarter, the Company may request an extension of the termination date for an additional 364 days from the end of such calendar quarter subject to the satisfaction of certain conditions and approvals.
(6) Includes an extension term of one year.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

As of December 31, 2016				Ending Weighted Average Interest Rate	Initial Term Maturity
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)
JPM Repo Facility (2)	$300,000	$257,664	6,016	3.08%	6/18/2016
GS Repo Facility (3)	250,000	—	—	N/A	12/27/2018
Barclays Repo Facility (4)	—	—	6,063	N/A	10/6/2016
Total	$550,000	$257,664	$12,079
_______________________
(1) Includes amortization of deferred financing costs.
(2) The Company exercised its one-year extension option with the JPM Repo Facility lender, extending the maturity date to June 17, 2017.
(3) Includes a one-year extension at the Company’s option, which may be exercised upon the satisfaction of certain conditions.
(4) On October 5, 2016, the Company paid off the outstanding balance on the Barclays Repo Facility and the Barclays Repo Facility was terminated.
We expect to use the advances from the Repo Facilities to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participation interests therein.
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. Should the value of the Company’s collateral decrease as a result of deteriorating credit quality, resulting margin calls may cause an adverse change in the Company’s liquidity position. As of December 31, 2017 and December 31, 2016, the Company is in compliance with all debt covenants.
Other financing - Commercial Mortgage Loans
The Company entered into a financing arrangement with Pacific Western Bank for term financing (“PWB Financing”) on May 17, 2017. The PWB Financing provided the Company with $36.2 million and is collateralized by a portfolio asset of $54.2 million. The PWB Financing currently accrues interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of 4.0%. The PWB Financing initially matures on June 9, 2019, with two one-year extension options at the Company’s option. As of December 31, 2017, the Company had $26.2 million of outstanding principal under the PWB Financing. The Company incurred $1.2 million of interest expense on the PWB Financing for the year ended December 31, 2017, including amortization of deferred financing costs.
Repurchase Agreements - Real Estate Securities
The Company has entered into various Master Repurchase Agreements (the "MRAs") that allow the Company to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30-90 days and terms are adjusted for current market rates as necessary. As of December 31, 2017, the Company pledged Tranche C of RFT 2015-FL1 Issuer under its MRAs. As of December 31, 2016, the Company pledged Tranche C of RFT 2015-FL1 Issuer and its real estate securities available for sale under its MRAs.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Below is a summary of the Company's MRAs as of December 31, 2017 and 2016 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (*)	Interest Rate	Days to Maturity
As of December 31, 2017
JP Morgan Securities LLC	$39,035	$11	$56,044	3.32%	26
Total	$39,035	$11	$56,044	3.32%	26

As of December 31, 2016
JP Morgan Securities LLC	$59,122	$96	$92,658	2.55%	6
Citigroup Global Markets, Inc.	3,879	1	4,850	2.11%	26
Wells Fargo Securities, LLC	3,638	4	4,850	2.05%	13
Total/Weighted Average	$66,639	$101	$102,358	2.50%	8
________________________
* Includes $56.0 million and $53.3 million Tranche C of Company issued CLO held by the Company, which eliminates within the Real estate securities, at fair value line of the consolidated balance sheets as of December 31, 2017 and December 31, 2016, respectively.
Collateralized Loan Obligation
As of December 31, 2017 and 2016, the notes issued in 2015 are collateralized by interests in a pool of 13 and 27 mortgage assets having a total principal balance of $276.2 million and $419.3 million, respectively, (the “ 2015-FL1 Mortgage Assets”) originated by a subsidiary of the Company. The sale of the 2015-FL1 Mortgage Assets to the RFT 2015-FL1 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of October 19, 2015, between the Company and RFT 2015-FL1 Issuer. In connection with the securitization, the RFT 2015-FL1 Issuer and RFT 2015-FL1 Co-Issuer offered and sold the following classes of Notes to third parties: Class A, Class B, and Class C Notes. A wholly-owned subsidiary of the Company retained approximately $56.0 million of the total $76.0 million of Class C Notes and all of the preferred equity in the RFT 2015-FL1 Issuer. The retained Class C Notes and its related interest income, interest receivable and the preferred equity are eliminated in the Company's consolidated financial statements.
As of December 31, 2017 the notes issued by the BSPRT 2017-FL1 Issuer are collateralized by interests in a pool of 25 mortgage assets having a total principal balance of $418.1 million (the “2017-FL1 Mortgage Assets”) originated by a subsidiary of the Company. The sale of the 2017-FL1 Mortgage Assets to the 2017-FL1 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of June 29, 2017, between the Company and the 2017-FL1 Issuer.
As of December 31, 2017 the notes issued by the BSPRT 2017-FL2 Issuer are collateralized by interests in a pool of 20 mortgage assets having a total principal balance of $440.7 million (the “2017-FL2 Mortgage Assets”) originated by a subsidiary of the Company. The sale of the 2017-FL2 Mortgage Assets to the BSPRT 2017-FL2 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of November 29, 2017, between the Company and the BSPRT 2017-FL2 Issuer.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The Company, through its wholly-owned subsidiaries, holds the preferred equity tranches of all three of the above CLOs of approximately $204.3 million. The following table represents the terms of the notes issued by the 2015-FL1 Issuer, 2017-FL1 Issuer and 2017-FL2 Issuer, respectively (dollars in thousands):

CLO Facility	As of December 31, 2017	Par Value Issued	Par Value Outstanding (1) (2)	Interest Rate	Maturity Date
2015-FL1 Issuer	Tranche A	$231,345	$79,109	1M LIBOR + 175	8/1/2030
2015-FL1 Issuer	Tranche B	42,841	42,841	1M LIBOR + 388	8/1/2030
2015-FL1 Issuer	Tranche C	76,044	20,000	1M LIBOR + 525	8/1/2030
2017-FL1 Issuer	Tranche A	223,600	223,600	1M LIBOR + 135	7/1/2027
2017-FL1 Issuer	Tranche B	48,000	48,000	1M LIBOR + 240	7/1/2027
2017-FL1 Issuer	Tranche C	67,900	67,900	1M LIBOR + 425	7/1/2027
2017-FL2 Issuer	Tranche A	237,970	237,970	1M LIBOR + 82	10/15/2034
2017-FL2 Issuer	Tranche A-S	36,357	36,357	1M LIBOR + 110	10/15/2034
2017-FL2 Issuer	Tranche B	26,441	26,441	1M LIBOR + 140	10/15/2034
2017-FL2 Issuer	Tranche C	25,339	25,339	1M LIBOR + 215	10/15/2034
2017-FL2 Issuer	Tranche D	35,255	35,255	1M LIBOR + 345	10/15/2034
		$1,051,092	$842,812

CLO Facility	As of December 31, 2016	Par Value Issued	Par Value Outstanding (1)	Interest Rate	Maturity Date
2015-FL1 Issuer	Tranche A	$231,345	$222,195	1M LIBOR + 175	8/1/2030
2015-FL1 Issuer	Tranche B	42,841	42,841	1M LIBOR + 388	8/1/2030
2015-FL1 Issuer	Tranche C	76,044	20,000	1M LIBOR + 525	8/1/2030
		$350,230	$285,036
________________________
(1) Excludes $56.0 million and $56.0 million of Tranche C notes issued by 2015-FL1 Issuer, held by the Company, which eliminates within the collateralized loan obligation line of the consolidated balance sheets as of December 31, 2017 and December 31, 2016, respectively.
(2) Excludes $16.0 million of Tranche E notes and $14.9 million of Tranche F notes issued by 2017-FL2 Issuer, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of December 31, 2017.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The below table reflects the total assets and liabilities of the Company's three CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of December 31, 2017 and December 31, 2016 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE.

Assets (dollars in thousands)	December 31, 2017	December 31, 2016
Cash (1)	$49,017	$5
Commercial mortgage loans, held for investment, net of allowance (2)	1,033,427	417,057
Accrued interest receivable	4,212	1,101
Total Assets	$1,086,656	$418,163

Liabilities
Notes payable (3)(4)	$912,800	$334,246
Interest payable	1,462	564
Total Liabilities	$914,262	$334,810
________________________
(1) Includes $48.7 million of cash held by the servicer related to CLO loan payoffs as of December 31, 2017.
(2) The balance is presented net of allowance for loan loss of $1.3 million and $1.0 million as of December 31, 2017 and December 31, 2016, respectively.
(3) Includes $55.8 million and $55.8 million of Tranche C of Company issued CLO held by the Company as of December 31, 2017 and December 31, 2016, respectively. Also includes $16.0 million of Tranche E notes and $14.9 million of Tranche F notes issued by 2017-FL2 Issuer held by the Company as of December 31, 2017. The notes held by the Company are eliminated within the Collateral loan obligations line of the consolidated balance sheets.
(4) The balance is presented net of deferred financing cost and discount of $16.9 million and $6.8 million as of December 31, 2017 and December 31, 2016, respectively.
Note 6 - Net Income Per Share
The following table is a summary of the basic and diluted net income per share computation for the years ended December 31, 2017, 2016 and 2015, respectively (dollars in thousands, except share amounts):

	Years Ended December 31,
	2017	2016	2015
Net income (in thousands)	$33,779	$29,990	$24,933
Basic weighted average shares outstanding	31,772,231	31,659,274	24,253,905
Unvested restricted shares	12,658	7,230	5,264
Diluted weighted average shares outstanding	31,784,889	31,666,504	24,259,169
Basic net income per share	$1.06	$0.95	$1.03
Diluted net income per share	$1.06	$0.95	$1.03
Note 7 - Common Stock
As of December 31, 2017 and 2016, the Company had 31,834,072 and 31,884,631 shares of common stock outstanding, respectively, including shares issued pursuant to the DRIP, share repurchases and unvested restricted shares.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

On May 13, 2013, the Company's board of directors authorized, and the Company declared a distribution, which is calculated based on stockholders of record each day during the applicable period at a rate of $0.00565068493 per day, which is equivalent to $2.0625 per annum, per share of common stock. In March 2016, the Company's board of directors ratified the existing distribution amount a change to the daily distribution amount equivalent to $2.0625 per annum for calendar year 2016. On November 10, 2016 the Company’s board of directors changed the DRIP offer price to $20.05, which is equal to the estimated per-share NAV as of September 30, 2016 approved by the board of directors. In August 2017, the Company's board of directors authorized and declared a distribution calculated daily at a rate of $0.00394521 per day, which is equivalent to $1.44 per annum, per share of common stock. The price change applied to the reinvestment of distributions commencing with October 2017 distributions.
On May 10, 2017, the Company’s board of directors changed the methodology used to determine the DRIP offer price to be the lesser of (i) the Company’s most recent estimated per-share NAV, as approved by the Company’s board of directors from time to time, and (ii) the Company’s book value per share, computed in accordance with GAAP. Based on this new methodology, the DRIP offer price for June 2017, July 2017 and August 2017 was $19.62 per share, which was the GAAP book value per share as of March 31, 2017. The DRIP offer price for September 2017, October 2017 and November 2017 was $19.29 per share, which was the GAAP book value per share as of June 30, 2017. The DRIP offer price since December 2017, has been $19.02, which is the estimated per share NAV as determined by the board of directors on November 10, 2017.
The Company's distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distributions payments are not assured. The Company distributed $58.9 million during the year ended December 31, 2017, comprised of $38.8 million in cash and $20.1 million in shares of common stock issued under the DRIP. The Company distributed $65.3 million during the year ended December 31, 2016, comprised of $40.3 million in cash and $25.0 million in shares of common stock issued under the DRIP.
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
On August 10, 2017, the Company's board of directors amended the SRP to provide that the repurchase price per share for requests will be equal to the lesser of (i) the Company’s most recent estimated per-share NAV, as approved by the Company’s board of directors from time to time, and (ii) the Company’s book value per share, computed in accordance with GAAP, multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100%, if the person seeking repurchase has held his or her shares for a period greater than four years or in the case of requests for death or disability.
The Company’s most recent estimated per-share NAV is $19.02, as determined by the board of directors, as of September 30, 2017. The Company’s GAAP book value per share as of December 31, 2017 is $19.17.
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
December 31, 2017

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
Calculations of the Company's estimated per-share NAV occurs periodically, at the discretion of the board of directors, provided that such calculations will be made at least annually. Following its calculation, the Company's estimated per-share NAV will be disclosed in a periodic report. The most recent calculation of the Company's estimated per-share NAV approved by the board of directors occurred on November 10, 2017 based on the Company's net asset value as of September 30, 2017 and was equal to $19.02.
When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP will have the status of authorized but unissued shares.
The following table reflects the number of shares repurchased under the SRP cumulatively through December 31, 2017:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2016	985	918,683	$23.94
January 1 - March 31, 2017	502	496,678	19.04
April 1 - June 30, 2017	2	327	20.08
July 1 - September 30, 2017	636	575,703	19.24
September 30 - December 31, 2017 (1)	—	—	—
Cumulative as of December 31, 2017	2,125	1,991,391	$21.36
_______________________
(1) Amounts exclude 875 redemption requests, representing 607,498 shares, received during the semi-annual period from July 1, 2017 to December 31, 2017, which were approved by the board of directors and repurchased in January 2018.

Note 8 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of December 31, 2017 and 2016, the Company had the below unfunded commitments to the Company's borrowers.

Funding Expiration	December 31, 2017	December 31, 2016
2017	$—	$7,794
2018	36,475	62,368
2019	26,465	9,072
2020	20,598	—
	$83,538	$79,234
The borrowers are required to meet or maintain certain metrics in order to qualify for the unfunded commitment amounts.
Litigation and Regulatory Matters

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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
Note 9 - Related Party Transactions and Arrangements
Advisory Agreement Fees and Reimbursements
Pursuant to the Advisory Agreement, the Company makes or was required to make the following payments and reimbursements to the Advisor:
•The Company reimburses the Advisor’s costs of providing services pursuant to the Advisory Agreement, except the salaries and benefits paid by the Advisor to the Company’s executive officers.
•The Company pays the Advisor, or its affiliates, a monthly asset management fee equal to one-twelfth of 1.5% of stockholder’s equity as calculated pursuant to the Advisory Agreement.
•The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of total return to stockholders, payable monthly in arrears, such that for any year in which total return on stockholders’ capital exceeds 6.0% per annum, our Advisor will be entitled to 15.0% of the excess total return; provided that in no event will the annual subordinated performance fee payable to our Advisor exceed 10.0% of the aggregate total return for such year.
•Until September 2017, the Company paid its Advisor an acquisition fee of 1.0% of the principal amount funded by us to originate or acquire commercial mortgage loans and 1.0% of the anticipated net equity funded by the Company to acquire real estate securities.
•The Company reimburses the Advisor for insourced expenses incurred by the Advisor on the Company‘s behalf related to selecting, evaluating, originating and acquiring investments in an amount up to 0.5% of the principal amount funded by the Company to originate or acquire commercial mortgage loans and up to 0.5% of the anticipated net equity funded by the Company to acquire real estate securities investments.
Until September 29, 2016, the Former Advisor served as the Company's advisor and the Company paid the Former Advisor certain fees and expense reimbursements pursuant to its advisory agreement with the Former Advisor. The types of fees and reimbursements paid to the Former Advisor were similar to those paid to the Advisor prior to September 2017. In addition, prior to January 2016, the Company paid dealer-manager fees and selling commissions to an affiliate ("Former Dealer Manager") of the Former Advisor.
The table below shows the compensation and reimbursement to the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager incurred for services relating to the Company's public offering during the years ended December 31, 2017, 2016 and 2015, respectively, and the associated payable as of December 31, 2017 and 2016, respectively (dollars in thousands):

	Years Ended December 31,			Payable as of December 31,
	2017	2016	2015	2017	2016
Total commissions and fees incurred from the Former Dealer Manager	$—	$—	$37,092	$—	$—

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Total compensation and reimbursement for services provided by the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager(1)	$—	$—	$7,442	$480	$480
________________________
(1) During 2016, the Company received reimbursement of excess payment of $0.8 million of offering costs from the Former Advisor. The reimbursement resulted in an increase to our Additional Paid-In Capital in the consolidated balance sheets.
The payables as of December 31, 2017 and 2016 in the table above are included in "Due to affiliates" on the Company's consolidated balance sheets. The fees incurred are recorded within the Additional paid in capital line in the consolidated balance sheets.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The table below shows the costs incurred due to arrangements with our Advisor and, with respect to periods prior to September 30, 2016, the Former Advisor and its affiliates during the years ended December 31, 2017, 2016 and 2015 and the associated payable as of December 31, 2017 and 2016 (dollars in thousands):

	Years Ended December 31,			Payable as of December 31,
	2017	2016	2015	2017	2016
Acquisition fees and acquisition expenses (1)	$4,197	$806	$7,916	$—	$—
Administrative services expenses	6,765	4,376	644	3,480	1,000
Advisory and investment banking fee	—	6	56	—	—
Asset management and subordinated performance fee	9,273	9,504	7,615	2,315	2,439
Other related party expenses (2)	394	84	364	146	145
Total related party fees and reimbursements	$20,629	$14,776	$16,595	$5,941	$3,584
________________________
(1) Total acquisition fees and expenses paid during the years ended December 31, 2017 and 2016 were $10.2 million and $0.8 million respectively, of which $6.0 million and $0.0 million were capitalized within the commercial mortgage loans, held for investment line of the consolidated balance sheets for years ended December 31, 2017 and 2016.
(2) Included in Other expenses in the Company's consolidated statement of operations.
The payables as of December 31, 2017 and 2016 in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
Share Ownership
As of December 31, 2017 and December 31, 2016, entities wholly-owned by AR Global owned 52,771 and 52,771 shares of the Company’s outstanding common stock, respectively.
Other Transactions
In December 2017, the Company purchased a commercial mortgage loan from an entity that is an affiliate of our Advisor, for an aggregate purchase price of $17.1 million and is included in Commercial mortgage loans, held-for-investment in the consolidated balance sheet. The purchase of the commercial mortgage loan and the $17.1 million purchase price were approved by the Company’s board of directors and the Nominating and Corporate Governance Committee, which consists solely of independent directors.
Note 10 - Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the "RSP"), which provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, the Advisor and its affiliates. The total number of common shares granted under the RSP shall not exceed 5.0% of the Company’s authorized common shares pursuant to the Offering, and in any event, will not exceed 4.0 million shares (as such number may be adjusted for stock splits, stock distributions, combinations and similar events).
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
As of December 31, 2017, the Company had granted 21,398 restricted shares to its independent directors, of which 5,333 were forfeited and 4,683 have vested, leaving a balance of 11,382 unvested restricted shares. As of December 31, 2016, the Company had granted 15,414 restricted shares to its independent directors, of which 2,399 were forfeited and 2,399 have

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

vested, leaving a balance of 10,081 unvested restricted shares. Based on a share price of $20.05, which was the NAV per share as of the most recent grant, the compensation expense associated with the restricted share grants was $96.9 thousand, $44.3 thousand and $29.6 thousand, for the years ended December 31, 2017, 2016 and 2015, respectively and are included within Other expenses line on the consolidated statements of operations.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
CMBS are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar real estate securities and the spreads used in the prior valuation. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of December 31, 2017 the Company had no CMBS. As of December 31, 2016, the Company obtained broker quotes for determining the fair value of each CMBS investment. As the broker quotes were both limited and non-binding, the Company has classified the CMBS as Level III.
Commercial mortgage loans held-for-sale, measured at fair value in the Company's TRS are initially recorded at transaction proceeds, which are considered to be the best initial estimate of fair value. The Company engaged the services of a third party independent valuation firm to determine fair value of certain investments held by the Company. Fair value is determined using a discounted cash flow model that primarily considers changes in interest rates and credit spreads, weighted average life and current performance of the underlying collateral. The Company classified the commercial mortgage loans held-for-sale, measured at fair value as Level III.
The fair value for Treasury note futures is derived using market prices.  Treasury note futures trade on the Chicago Mercantile Exchange (“CME”). The instruments are a variety of recently issued 10-year U.S. Treasury notes. The future contracts are liquid and are centrally cleared through the CME.  Treasury note futures are generally categorized in Level I of the fair value hierarchy.
The fair value for credit default swap contracts is derived using a pricing model that is widely accepted by marketplace participants.  Credit default swaps are traded in the OTC market. The pricing model takes into account multiple inputs including specific contract terms, interest rate yield curves, interest rates, credit curves, recovery rates, and current credit spreads obtained from swap counterparties and other market participants. Most inputs into the model are not subjective as they

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

are observable in the marketplace or set per the contract. Valuation is primarily determined by the difference between the contract spread and the current market spread. The contract spread (or rate) is generally fixed and the market spread is determined by the credit risk of the underlying debt or reference entity. If the underlying indices are liquid and the OTC market for the current spread is active, credit default swaps are categorized in Level II of the fair value hierarchy. If the underlying indices are illiquid and the OTC market for the current spread is not active, credit default swaps are categorized in Level III of the fair value hierarchy.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no transfers between levels within fair value hierarchy during the year ended December 31, 2017.  During the quarter ended December 31, 2016 the Company's CMBS investments were transferred from Level II to Level III due to a decrease in the observable relevant market data because of the limited availability of the broker quotes and because the Company uses non-binding broker quotes without adjustment and therefore the fair value of the CMBS investments were classified as Level III.

The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of December 31, 2017 and 2016 (dollars in thousands):

	Total	Level I	Level II	Level III
December 31, 2017
Real estate securities	$—	$—	$—	$—
Commercial mortgage loans, held-for-sale (1)	28,531	—	—	28,531
Treasury note futures	132	132	—	—
Total assets, at fair value	$28,663	$132	$—	$28,531

Liabilities, at fair value
Credit default swaps	$357	$—	$357	$—
Total liabilities, at fair value	$357	$—	$357	$—

December 31, 2016
Real estate securities	$49,049	$—	$—	$49,049
Commercial mortgage loans, held-for-sale (1)	—	—	—	—
Treasury note futures	—	—	—	—
Credit default swaps	—	—	—	—
Total assets, at fair value	$49,049	$—	$—	$49,049
________________________
(1) Loans held in the Company's TRS, reported within Commercial mortgage loans, held-for-sale, measured at fair value on the consolidated balance sheets.

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. As a result, the unrealized gains and losses for assets and liabilities within the Level III category may include changes in fair value that were attributable to both observable and unobservable inputs. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of December 31, 2017 and December 31, 2016 (dollars in thousands).

	Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
December 31, 2017	Commercial mortgage loans, held-for-sale, measured at fair value	$28,531	Discounted Cash Flow	Yield	4.93%	4.8% - 5.3%

December 31, 2016	Real estate securities, available for sale, at fair value	$49,049	Discounted Cash Flow	Yield	6.50%	3.7% - 8.3%

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	December 31, 2017
	Commercial Mortgage Loans, held-for-sale, measured at fair value	Real Estate Securities
Beginning balance, January 1, 2017	$—	$49,049
Transfers into Level III	—	—
Total realized and unrealized gains (losses) included in earnings:
Realized gain on sale of real estate securities	—	172
Realized gain on sale of commercial mortgage loan held-for-sale	4,523	—
Net accretion	—	167
Unrealized gains included in OCI	—	500
Purchases	156,101	—
Sales	(132,093)	(34,888)
Cash repayments/receipts	—	(15,000)
Transfers out of Level III	—	—
December 31, 2017 balance	$28,531	$—

	December 31, 2016
	Commercial Mortgage Loans, held-for-sale, measured at fair value	Real Estate Securities
Beginning balance, January 1, 2016	$—	$—
Transfers into Level III	—	57,639
Total realized and unrealized gains (losses)	—
Realized (gain) loss on sale of real estate securities	—	(874)
Impairment losses on real estate securities	—	(310)
Net accretion	—	—
Unrealized gains (losses) included in OCI	—	1,719
Purchases	—	—
Sales/paydown	—	(9,125)
Cash repayments/receipts	—	—
Transfers out of Level III	—	—
December 31, 2016 balance	$—	$49,049

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Financial Instruments Measured at Fair Value on a Non-Recurring Basis
As of December 31, 2017 the Company did not hold financial instruments carried at fair value on a non-recurring basis. The following table presents the Company's financial instruments carried at fair value on a non-recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of December 31, 2016 (dollars in thousands):

	Total	Level I	Level II	Level III
December 31, 2016
Commercial mortgage loans, held-for-sale	$21,179	$—	$—	$21,179

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. As a result, the unrealized gains and losses for assets and liabilities within the Level III category may include changes in fair value that were attributable to both observable and unobservable inputs. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of December 31, 2016 (dollars in thousands).

	Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
December 31, 2016	Commercial mortgage loans, held-for-sale	$21,179	Discounted Cash Flow	Yield	10.80%	10.5% - 11%
________________________
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

Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans, held-for-investment and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of December 31, 2017 and 2016 (dollars in thousands):

		Level	Carrying Amount	Fair Value
December 31, 2017
Commercial mortgage loans, held-for-investment (1)	Asset	III	$1,403,512	$1,396,406
Collateralized loan obligation	Liability	II	826,150	842,812
December 31, 2016
Commercial mortgage loans, held-for-investment (1)	Asset	III	1,048,737	$1,029,756
Collateralized loan obligation	Liability	II	278,450	282,001
(1) The carrying value is gross of $1.5 million and $2.2 million of allowance for loan losses as of December 31, 2017 and December 31, 2016, respectively.
The fair value of the commercial mortgage loans, held-for-investment is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The Company estimates the fair value of the collateralized loan obligations using external broker quotes.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 12 - Derivative Instruments
The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.

As of December 31, 2017, the net premiums received on derivative instrument assets were $0.6 million.

The following derivative instruments were outstanding as of December 31, 2017 (dollars in thousands):

		Fair Value
Contract type	Notional	Assets (1)	Liabilities (1)	Net
Credit default swaps	$30,000	$32	$357	$(325)
Treasury note futures	43,906	100	—	100
Total	$73,906	$132	$357	$(225)

(1) Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.
The Company did not have any derivative instruments outstanding as of December 31, 2016.

The following table indicates the net realized and unrealized losses on derivatives, by primary underlying risk exposure, as included in loss on derivative instruments in the consolidated statements of operations for year ended December 31, 2017. The Company did not have any net realized and unrealized gain or loss on derivatives during the year ended December 31, 2016.

	Year Ended December 31, 2017
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss	Total
Credit default swaps	$117	$373	$490
Treasury note futures	(100)	(928)	(1,028)
Total	$17	$(555)	$(538)

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Note 13 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of December 31, 2017 and 2016 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2017
Derivative instruments, at fair value	$132	$—	$132	$—	$—	$—

				Gross Amounts Not Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged (2)	Net Amount
December 31, 2017
Repurchase agreements, commercial mortgage loans	$65,690	$—	$65,690	$163,235	$5,005	$—
Repurchase agreements, real estate securities (1)	39,035	—	39,035	56,044	—	—
Derivative instruments, at fair value	357	—	357	—	2,961	—
December 31, 2016
Repurchase agreements, commercial mortgage loans	257,664	—	257,664	399,914	5,000	—
Repurchase agreements, real estate securities (*)	66,639	—	66,639	102,358	21	—
________________________
1) Includes $56.0 million and $53.3 million of Tranche C of Company issued CLO held by the Company, which eliminates within the real estate securities, at fair value line of the consolidated balance sheets as of December 31, 2017 and December 31, 2016, respectively.
2) These cash collateral amounts are recorded within the Restricted cash balance on the consolidated balance sheets.

Note 14 - Segment Reporting
Effective the third quarter of 2017, the Company realigned certain of its reportable segments with changes in its organizational structure and how the chief operating decision maker reviews and manages the business. A new reportable segment was added for the TRS business, a new line of business introduced by the Company during 2017. The Company uses the accounting policies for its segments as described in Note 2- Summary of Significant Accounting Policies. The three reporting segments are as follows:

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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

•
The commercial real estate conduit business operated through the Company's TRS, which is focused on generating risk-adjusted returns by originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market at a profit.

The Company's historical segment reporting has been retrospectively recast to reflect the Company's current organizational structure.
The following table represents the Company's operations by segment for the years ended December 31, 2017, 2016 and 2015 (in thousands):

December 31, 2017	Total	Real Estate Debt	Real Estate Securities	TRS
Interest income	$89,564	$87,014	$1,351	$1,199
Interest expense	32,359	30,407	1,254	698
Net income	33,779	33,184	269	326
Total assets	1,583,661	1,517,021	389	66,251
December 31, 2016
Interest income	79,404	73,884	5,520	—
Interest expense	23,169	20,719	2,450	—
Net income	29,990	29,797	193	—
Total assets	1,248,125	1,198,806	49,319	—
December 31, 2015
Interest income	59,393	56,040	3,353	—
Interest expense	12,268	11,149	1,119	—
Net income	24,933	24,401	532	—
Total assets	1,282,484	1,150,858	131,626	—
For the purposes of the table above, any expenses not associated with a specific segment have been allocated to the business segments using a percentage derive by using the sum of commercial mortgage loans, net and real estate securities, at fair value as the denominator and commercial mortgage loans, net and real estate securities, at fair value as the numerators.
Note 15 - Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its tax return for the taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distribute at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. The Company did not have any REIT— U.S federal taxable income, net of dividends paid for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, and therefore, has not provided for REIT U.S. federal income tax expense. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local income, excise and franchise taxes.
The Company, through a subsidiary which is treated as TRS, is indirectly subject to U.S. federal, state and local income taxes. TRS permit the Company to participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria, are conducted within the parameters of certain limitations established by the Code, and are conducted in entities which elect to be treated as taxable subsidiaries under the Code. To the extent these criteria are met, the Company expects to continue to maintain its qualification as a REIT. The Company’s TRS is not consolidated for U.S. federal income tax purposes, but are instead taxed as a C corporation. For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRS.
The Company's TRS recognized pre-tax income of approximately $0.6 million and U.S. federal income tax expense of $0.2 million for the year ended December 31, 2017, which has been included on the accompanying consolidated statements of operations. The TRS did not have any activity during the year ended December 31, 2016.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Components of the provision for income taxes consist of the following (dollars in thousands):

	Years Ended December 31,
	2017	2016	2015
Current expense (benefit)
U.S. Federal	$140	$—	$—
State and local	61	—	—
Total current expense (benefit)	201	—	—
Deferred expense (benefit)
U.S. Federal	18	—	—
State and local	6	—	—
Total deferred expense (benefit)	24	—	—
Provision for income tax expense (benefit)	$225	$—	$—

The Company’s tax returns are subject to audit by taxing authorities. Generally, as of December 31, 2017, the tax years 2014, 2015, 2016 and 2017 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. The Company does not expect tax expense to have an impact on either short or long-term liquidity or capital needs.
Under GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement. The Company has assessed its tax positions for all open tax years beginning with its taxable year December 31, 2014 and concluded that there were no uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes.
Enacted on December 22, 2017, the recently passed Tax Cuts and Jobs Act ("TCJA") made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. For example, pursuant to this legislation, as of January 1, 2018, (1) the U.S. federal income tax rate applicable to corporations is reduced to 21%, (2) the highest marginal individual income tax rate is reduced to 37% (through taxable years ending in 2025), (3) the corporate alternative minimum tax is repealed, and (4) the backup withholding rate for U.S. stockholders is reduced to 24%. The amounts recorded in the consolidated statement of operations is provisional. Due to the timing of the enacted legislation, as well as the technical corrections, amendments or administrative guidance that could clarify the treatment of certain provisions, the Company will continue to evaluate its conclusions and update its estimates as necessary.
The reduced corporate tax rate will apply to the Company's TRS and any other TRS it forms. Changes in tax rates and tax laws are accounted for in the period of enactment. In addition, individuals, estates and trusts may deduct up to 20% of certain pass-through income, including ordinary REIT dividends that are not "capital gain dividends" or "qualified dividend income," subject to certain limitations. For taxpayers qualifying for the full deduction, the effective maximum tax rate on ordinary REIT dividends would be 29.6% (through taxable years ending in 2025). The maximum rate of withholding with respect to the Company's distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests is also reduced from 35% to 21%. The deduction of net interest expense is limited for all businesses; provided that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives. To the extent that the Company's TRS or any other TRS it forms has interest expense that exceeds its interest income, the net interest expense limitation could potentially apply to such TRS.

Note 16 - Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 (dollars in thousands, except per share data):

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

	March 31	June 30	September 30	December 31
2017
Net interest income	$13,451	$13,126	$13,350	$17,278
Net income	$6,049	$6,281	$6,975	$14,474
Basic net income per share	$0.19	$0.20	$0.22	$0.46
Diluted net income per share	$0.19	$0.20	$0.22	$0.46
Basic weighted average shares outstanding	31,740,256	31,850,897	31,741,679	31,754,734
Diluted weighted average shares outstanding	31,750,045	31,860,444	31,756,503	31,769,048
2016
Net interest income	$15,523	$14,829	$12,933	$12,950
Net income	$9,420	$8,860	$5,373	$6,337
Basic net income per share	$0.30	$0.28	$0.17	$0.20
Diluted net income per share	$0.30	$0.28	$0.17	$0.20
Basic weighted average shares outstanding	31,548,897	31,802,261	31,516,876	31,767,915
Diluted weighted average shares outstanding	31,555,011	31,807,927	31,523,911	31,777,994
Basic and diluted earnings per share are computed independently based on the weighted-average shares of common stock and restricted shares outstanding for each period. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year.
Note 17 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements except for the following transactions:
Distributions Paid
On January 2, 2018, the Company paid a distribution of $3.9 million to stockholders of record during the month of December 31, 2017. Approximately $2.6 million of the distribution was paid in cash, while $1.2 million was used to purchase 65,288 shares for those stockholders that chose to reinvest distributions through the DRIP.
Share Repurchase Program
As permitted under the SRP, in January 2018, our board of directors approved, with respect to redemption requests received during the semi-annual period from July 1, 2017 to December 31, 2017, the repurchase of shares validly submitted for repurchase in an amount such that the aggregate amount of shares repurchased pursuant to redemption requests received for the semi-annual period ended December 31, 2017 did not exceed 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year.  Accordingly, 417,376 shares at an average per share of $18.56 (including all shares submitted for death and disability) were approved for repurchase and completed in January 2017.
Liquidity
Subsequent to year end, on February 15, 2018 the Company negotiated an increase in credit line to the existing JPM Repo Facility from $300.0 million to $520.0 million, of which $70.0 million is reserved for a specific asset. The Company used the increased capacity to call the CLO RFT 2015 - FL1 by paying off all note holders.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017

Related Party Transactions
Amended Advisory Agreement
On January 19, 2018, the Company entered into an amendment to the Advisory Agreement. The amended Advisory Agreement amends and restates the Advisory Agreement, dated as of September 29, 2016, by and among the Company, the Operating Partnership and the Advisor. The Nominating and Corporate Governance Committee of the board of directors, which consists solely of the Company’s independent directors, negotiated, approved and recommended that the board of directors approve, the amended Advisory Agreement. The Committee engaged independent legal counsel to assist the Committee in negotiating the amended Advisory Agreement.
Loan Acquisition
On February 22, 2018, the Company purchased commercial mortgage loans from an entity that is an affiliate of our Advisor, for an aggregate purchase price of $27.8 million. The purchase of the commercial mortgage loans and the $27.8 million purchase price were approved by the Company’s board of directors. These loans are expected to be sold into a securitization vehicle through our TRS segment.
Equity Offering
On February 14, 2018 (the “Commitment Date”) the Company entered into stock purchase agreements (collectively, the “Purchase Agreements”), by and between the Company and certain institutional investors (the “Institutional Investors”), certain officers of the Company, and certain owners, employees and associates of the Advisor and its affiliates (collectively, the “Manager Investors,” and together with the Institutional Investors, the “Investors”), pursuant to which the Investors committed to purchase an aggregate amount of up to approximately $97.0 million of common stock (including Manager Investor commitments of approximately $32.1 million) of the Company in one or more closings. The purchase price will be $16.87 per share. The timing of any closing, and the amount of shares to be sold at such Closing, will be determined by the Company in its sole discretion, subject to certain limitations. As described in the Purchase Agreements, the Company may enter into additional Purchase Agreements with other investors within 12 months of the Commitment Date.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2017
(In thousands)

		Face	Carrying	Interest	Payment	Maturity
Description	Property Type	Amount	Amount	Rate	Terms	Date
Senior 1	Office	$31,250	$31,250	1M LIBOR + 4.50%	Interest Only	9/9/2018
Senior 2	Retail	9,450	9,451	1M LIBOR + 4.90%	Interest Only	9/9/2018
Senior 3	Office	41,885	41,791	1M LIBOR + 5.25%	Interest Only	12/9/2018
Senior 4	Office	30,451	30,394	1M LIBOR + 4.60%	Interest Only	2/9/2019
Senior 5	Retail	11,684	11,665	1M LIBOR + 4.50%	Interest Only	2/9/2019
Senior 6	Multifamily	14,990	14,988	1M LIBOR + 5.00%	Interest Only	2/9/2018
Senior 7	Retail	10,790	10,787	1M LIBOR + 5.25%	Interest Only	3/9/2018
Senior 8	Hospitality	16,800	16,795	1M LIBOR + 4.90%	Interest Only	4/9/2018
Senior 9	Multifamily	26,410	26,388	1M LIBOR + 4.25%	Interest Only	5/9/2018
Senior 10	Multifamily	14,980	14,968	1M LIBOR + 4.50%	Interest Only	5/9/2018
Senior 11	Retail	14,600	14,591	1M LIBOR + 4.25%	Interest Only	5/9/2018
Senior 12	Retail	27,249	27,245	1M LIBOR + 4.75%	Interest Only	6/9/2018
Senior 13	Office	9,844	9,832	1M LIBOR + 4.65%	Interest Only	6/9/2018
Senior 14	Industrial	19,553	19,533	1M LIBOR + 4.25%	Interest Only	7/9/2018
Senior 15	Multifamily	18,941	18,927	1M LIBOR + 4.20%	Interest Only	7/9/2018
Senior 16	Hospitality	10,350	10,336	1M LIBOR + 5.50%	Interest Only	7/9/2018
Senior 17	Hospitality	15,375	15,362	1M LIBOR + 5.30%	Interest Only	7/9/2018
Senior 18	Office	45,235	45,179	1M LIBOR + 5.50%	Interest Only	7/9/2018
Senior 19	Retail	7,500	7,487	1M LIBOR + 5.00%	Interest Only	7/9/2018
Senior 20	Retail	4,725	4,715	1M LIBOR + 5.50%	Interest Only	8/9/2018
Senior 21	Multifamily	44,595	44,529	1M LIBOR + 4.25%	Interest Only	8/9/2018
Senior 22	Office	14,250	14,229	1M LIBOR + 4.75%	Interest Only	3/9/2019
Senior 23	Multifamily	24,387	24,363	1M LIBOR + 4.25%	Interest Only	11/9/2018
Senior 24	Multifamily	5,538	5,554	1M LIBOR + 3.85%	Interest Only	11/9/2018
Senior 25	Multifamily	5,519	5,525	1M LIBOR + 3.95%	Interest Only	11/9/2018
Senior 26	Multifamily	13,120	13,127	1M LIBOR + 3.95%	Interest Only	11/9/2018
Senior 27	Multifamily	5,894	5,898	1M LIBOR + 4.05%	Interest Only	11/9/2018
Senior 28	Industrial	33,655	33,647	1M LIBOR + 4.00%	Interest Only	11/9/2018
Senior 29	Office	12,000	11,984	1M LIBOR + 4.75%	Interest Only	11/9/2019
Senior 30	Office	35,000	34,978	1M LIBOR + 5.00%	Interest Only	11/9/2018
Senior 31	Office	29,163	29,136	1M LIBOR + 4.25%	Interest Only	1/9/2019
Senior 32	Office	15,030	14,991	1M LIBOR + 5.35%	Interest Only	3/9/2019
Senior 33	Multifamily	14,000	13,990	1M LIBOR + 5.00%	Interest Only	2/9/2019
Senior 34	Office	16,300	16,250	1M LIBOR + 6.00%	Interest Only	2/9/2019
Senior 35	Retail	13,700	13,684	1M LIBOR + 4.75%	Interest Only	3/9/2019
Senior 36	Retail	28,500	28,478	1M LIBOR + 4.73%	Interest Only	4/9/2019
Senior 37	Retail	12,700	12,690	1M LIBOR + 5.00%	Interest Only	4/9/2019
Senior 38	Multifamily	37,410	37,347	1M LIBOR + 6.75%	Interest Only	6/9/2019
Senior 39	Retail	15,750	15,732	1M LIBOR + 5.25%	Interest Only	6/9/2019

Senior 40	Retail	25,000	24,953	1M LIBOR + 4.40%	Interest Only	7/9/2019
Senior 41	Multifamily	14,817	14,825	1M LIBOR + 7.10%	Interest Only	5/9/2019
Senior 42	Hospitality	12,600	12,578	1M LIBOR + 5.50%	Interest Only	6/9/2019
Senior 43	Hospitality	11,750	11,709	1M LIBOR + 5.50%	Interest Only	5/9/2020
Senior 44	Retail	20,450	20,394	1M LIBOR + 5.00%	Interest Only	7/9/2020
Senior 45	Multifamily	26,000	26,023	1M LIBOR + 7.50%	Interest Only	3/9/2019
Senior 46	Hospitality	14,900	14,877	1M LIBOR + 6.25%	Interest Only	9/9/2019
Senior 47	Office	11,580	11,528	1M LIBOR + 4.45%	Interest Only	9/9/2020
Senior 48	Office	9,750	9,723	1M LIBOR + 5.50%	Interest Only	10/9/2019
Senior 49	Multifamily	39,700	39,644	1M LIBOR + 5.50%	Interest Only	10/9/2019
Senior 50	Multifamily	25,500	25,473	1M LIBOR + 4.85%	Interest Only	8/9/2019
Senior 51	Retail	7,500	7,490	1M LIBOR + 5.25%	Interest Only	6/9/2019
Senior 52	Office	62,040	61,940	1M LIBOR + 4.50%	Interest Only	6/9/2019
Senior 53	Multifamily	39,033	38,888	1M LIBOR + 4.50%	Interest Only	7/9/2020
Senior 54	Hospitality	8,875	8,766	1M LIBOR + 6.20%	Interest Only	10/9/2019
Senior 55	Office	25,120	24,939	1M LIBOR + 4.15%	Interest Only	10/9/2019
Senior 56	Multifamily	34,875	34,706	1M LIBOR + 3.80%	Interest Only	11/9/2019
Senior 57	Multifamily	81,000	80,628	1M LIBOR + 7.00%	Interest Only	11/9/2019
Senior 58	Office	29,800	29,660	1M LIBOR + 7.00%	Interest Only	2/9/2018
Senior 59	Hospitality	10,600	10,485	1M LIBOR + 5.00%	Interest Only	11/9/2020
Senior 60	Office	20,000	19,877	1M LIBOR + 4.25%	Interest Only	12/9/2020
Senior 61	Hospitality	7,700	7,657	1M LIBOR + 5.75%	Interest Only	12/9/2019
Senior 62	Hospitality	57,075	56,788	1M LIBOR + 5.75%	Interest Only	6/9/2019
Senior 63	Hospitality	18,000	17,063	5.75%	Interest Only	10/6/2021
Mezzanine 1	Multifamily	4,000	4,036	12.0%	Interest Only	1/6/2024
Mezzanine 2	Office	7,000	7,012	12.0%	Interest Only	5/1/2019
Mezzanine 3	Multifamily	3,480	3,494	9.5%	Interest Only	7/1/2024
Mezzanine 4	Office	10,000	9,572	10.0%	Interest Only	9/6/2024
Mezzanine 5	Multifamily	3,000	3,003	1M LIBOR + 13.00%	Interest Only	3/9/2019
Mezzanine 6	Multifamily	8,000	7,965	1M LIBOR + 13.00%	Interest Only	11/9/2019
		$1,407,718	$1,403,512