Form 10-Q
period 2018-03-31
Benefit Street Partners Realty Trust, Inc.
filed 2018-05-14
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2018
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of April 30, 2018 was 31,709,387.

i

PART I
Item 1. Consolidated Financial Statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)

	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)
Cash and cash equivalents	$57,670	$83,711
Restricted cash	10,151	7,997
Commercial mortgage loans, held for investment, net of allowance of $1,548 and $1,466	1,627,851	1,402,046
Commercial mortgage loans, held-for-sale, measured at fair value	69,465	28,531
Derivative instruments, at fair value	821	132
Receivable for loan repayment (1)	48,454	49,085
Accrued interest receivable	8,925	8,152
Prepaid expenses and other assets	4,378	4,007
Total assets	$1,827,715	$1,583,661
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$690,765	$826,150
Repurchase agreements - commercial mortgage loans	501,310	65,690
Other financing - commercial mortgage loans	20,573	25,698
Repurchase agreements - real estate securities	—	39,035
Derivative instruments, at fair value	515	357
Interest payable	2,251	1,544
Distributions payable	3,866	3,917
Accounts payable and accrued expenses	5,291	4,510
Due to affiliates	2,970	6,421
Total liabilities	$1,227,541	$973,322
Commitment and Contingencies (See Note 8)
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value, 949,999,000 shares authorized, 31,600,114 and 31,834,072 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	318	320
Additional paid-in capital	699,888	704,101
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(100,032)	(94,082)
Total stockholders' equity	600,174	610,339
Total liabilities and stockholders' equity	$1,827,715	$1,583,661

(1) Includes $20.2 million and $48.7 million of cash held by servicer related to CLO loan payoffs as of March 31, 2018 and December 31, 2017, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Interest income:
Interest income	$29,408	$18,879
Less: Interest expense	18,674	5,428
Net interest income	10,734	13,451
Expenses:
Asset management and subordinated performance fee	2,241	2,312
Acquisition fees and acquisition expenses	65	624
Administrative services expenses	3,196	855
Professional fees	2,226	767
Other expenses	1,325	606
Total expenses	9,053	5,164
Other (income)/loss:
Loan loss (recovery)/provision	82	612
Realized (gain)/loss on commercial mortgage loans held-for-sale	28	247
Realized (gain)/loss on commercial mortgage loans held-for-sale, measured at fair value	(2,304)	—
Realized (gain)/loss on sale of real estate securities	—	29
Unrealized (gain)/loss on commercial mortgage loans held-for-sale	—	1,350
Unrealized (gain)/loss on commercial mortgage loans held-for-sale, measured at fair value	(635)	—
Unrealized (gain)/loss on derivatives	197	—
Realized (gain)/loss on derivatives	(1,246)	—
Total other (income)/loss	$(3,878)	$2,238
Income/(loss) before taxes	5,559	6,049
Provision for income tax	263	—
Net income	$5,296	$6,049

Basic net income per share	$0.17	$0.19
Diluted net income per share	$0.17	$0.19
Basic weighted average shares outstanding	31,670,518	31,740,256
Diluted weighted average shares outstanding	31,684,832	31,750,045

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$5,296	$6,049
Unrealized gain (loss) on available-for-sale securities	—	1,388
Comprehensive income attributable to Benefit Street Partners Realty Trust, Inc.	$5,296	$7,437

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2017	31,834,072	$320	$704,101	$—	$(94,082)	$610,339
Common stock repurchases	(421,809)	(4)	(7,826)	—	—	(7,830)
Common stock issued through distribution reinvestment plan	187,851	2	3,571	—	—	3,573
Share-based compensation	—	—	42	—	—	42
Net income	—	—	—	—	5,296	5,296
Distributions declared	—	—	—	—	(11,246)	(11,246)
Other comprehensive income	—	—	—	—	—	—
Balance, March 31, 2018	31,600,114	$318	$699,888	$—	$(100,032)	$600,174

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$5,296	$6,049
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(1,006)	(634)
Accretion of deferred commitment fees	(346)	(538)
Amortization of deferred financing costs	7,966	694
Share-based compensation	42	15
Change in unrealized losses on commercial mortgage loans held-for-sale	—	1,597
Change in unrealized losses on commercial mortgage loans held-for-sale, measured at fair value	(635)	—
Change in unrealized losses on derivative instruments	197	—
Change in unrealized losses on real estate securities	—	29
Loan loss (recovery)/provision	82	612
Origination of commercial mortgage loans, held-for-sale	(123,522)	—
Proceeds from sale of commercial mortgage loans, held-for-sale	83,050	11,790
Changes in assets and liabilities:
Accrued interest receivable	(427)	688
Prepaid expenses and other assets	(1,617)	(41)
Accounts payable and accrued expenses	781	291
Due to affiliates	(3,451)	(323)
Interest payable	707	100
Net cash (used in)/provided by operating activities	$(32,883)	$20,329
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(374,657)	$(93,884)
Receivable for loan repayment	631	—
Proceeds from sale of real estate securities	—	24,681
Purchase of derivative instruments	(520)	—
Principal repayments received on commercial mortgage loans, held for investment	149,711	80,079
Net cash (used in)/provided by investing activities	$(224,835)	$10,876
Cash flows from financing activities:
Common stock repurchases	$(7,830)	$(9,459)
Repayments of collateralized loan obligations	(141,950)	(49,456)
Borrowings on repurchase agreements - commercial mortgage loans	$681,559	89,085
Repayments of repurchase agreements - commercial mortgage loans	(245,940)	(5,801)
Borrowings on repurchase agreements - real estate securities	39,146	196,503
Repayments of repurchase agreements - real estate securities	(78,181)	(210,968)
Repayments on other financing - commercial mortgage loans	(5,273)	—
Payments of deferred financing costs	—	(334)
Distributions paid	(7,700)	(10,365)
Net cash (used in)/provided by financing activities	$233,831	$(795)
Net change in cash, cash equivalents and restricted cash	$(23,887)	$30,410
Cash, cash equivalents and restricted cash beginning of period	91,708	123,069
Cash, cash equivalents and restricted cash, end of period	$67,821	$153,479

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Supplemental disclosures of cash flow information:
Interest paid	$10,001	$4,634
Supplemental disclosures of non-cash flow information:
Distributions payable	$3,866	$5,562
Common stock issued through distribution reinvestment plan	3,573	5,734
Loans transferred to commercial real estate loans, held-for-sale, transferred at fair value	—	45,513

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	57,670	148,372
Restricted cash	10,151	5,107
Cash, cash equivalents and restricted cash, end of period	$67,821	$153,479

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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
The Company has no direct employees. Benefit Street Partners L.L.C. serves as the Company's advisor (the "Advisor") pursuant to an Advisory Agreement executed on September 29, 2016 (the “Advisory Agreement”), as amended and restated by the Amended and Restated Advisory Agreement executed on January 19, 2018 (the "Amended and Restated Advisory Agreement"). The Advisor, an investment adviser registered with the U.S. Securities and Exchange Commission (“SEC”), is a credit-focused alternative asset management firm. Established in 2008, the Advisor's credit platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies including high yield, levered loans, private / opportunistic debt, liquid credit, structured credit and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass the platform. The Advisor manages the Company's affairs on a day-to-day basis. The Advisor receives compensation and fees for services related to the investment and management of the Company's assets and the operations of the Company. Prior to September 29, 2016, Realty Finance Advisor, LLC ("Former Advisor") was the Company's advisor.
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
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2017, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2018. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2018.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, the OP and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members, as well as whether the entity is a variable interest entity ("VIE") for which the Company is the primary beneficiary.
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
The Company has historically incurred both acquisition fees and acquisition expenses payable to the Advisor. Pursuant to the Advisory Agreement, the Advisor is entitled to an acquisition fee of 1.0% of the principal amount funded by the Company to originate or acquire commercial mortgage loans (or anticipated net equity funded by the Company in the case of acquisition of real estate securities) until the aggregate purchase price for all investments acquired reaches $600 million and, separately, reimbursement for insourced acquisition expenses of 0.5%. In September 2017, the Company's aggregate purchase price for all investments acquired reached $600 million, and concurrently terminated the 1.0% acquisition fee payments to the Advisor for all investments subsequent to the limit being reached. The Company continues to reimburse the Advisor for the acquisition expenses pursuant to the Advisory Agreement.
Commercial Mortgage Loans
Held-for-Investment - Commercial mortgage loans that are held for investment purposes and are anticipated to be held until maturity, are carried at cost, net of unamortized acquisition expenses, discounts or premiums. Commercial mortgage loans, held for investment purposes, that are deemed to be impaired are carried at amortized cost less a specific allowance for loan losses. Interest income is recorded on the accrual basis and related discounts, premiums and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the Company’s consolidated statements of operations. Guaranteed loan exit fees payable by the borrower upon maturity are accreted over the life of the investment using the effective interest method. The accretion of guaranteed loan exit fees is recognized in interest income in the Company's consolidated statements of operation.
Held-for-Sale - Commercial mortgage loans that are intended to be sold in the foreseeable future are reported as held-for-sale and are transferred at fair value and recorded at the lower of cost or fair value with changes recorded through the statements of operations. Unamortized loan origination costs for commercial mortgage loans held-for-sale that are carried at the lower of cost or fair value are capitalized as part of the carrying value of the loans and recognized upon the sale of such loans. Amortization of origination costs ceases upon transfer of commercial mortgage loans to held-for-sale. During the quarter ended March 31, 2018, the Company originated a $3.7 million of commercial mortgage loan held-for-sale and sold it during the quarter for net proceeds of approximately $3.7 million.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

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
As of March 31, 2018 the fair value amount and the contractual principal outstanding of commercial mortgage loans accounted for under the fair value option was $69.5 million and $69.0 million, respectively. As of December 31, 2017, the fair value amount and the contractual principal outstanding of commercial mortgage loans accounted for under the fair value option was $28.5 million. None of the Company's commercial mortgage loans accounted for under the fair value option are in default or are greater than ninety days past due. For the three months ended March 31, 2018 and March 31, 2017, the Company realized gain of $2.3 million and $0.0 million, respectively, relating to the sale of commercial mortgage loans that are accounted for under the fair value option.
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
For collateral dependent impaired loans, impairment is measured using the estimated fair value of collateral less the estimated cost to sell. Valuations are performed or obtained at the time a loan is determined to be impaired and designated non-performing, and are updated if circumstances indicate that a significant change in value has occurred. The Advisor generally will use the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In more limited cases, the Advisor will obtain external "as is" appraisals for loan collateral, generally when third party participations exist.
A loan is also considered impaired if its terms are modified in a troubled debt restructuring ("TDR"). A TDR occurs when a concession is granted and the debtor is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loans.
The Company designates non-performing loans at such time as (i) loan payments become 90-days past due; (ii) the loan has a maturity default; or (iii) in the opinion of the Company, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan. Income recognition will be suspended when a loan is designated non-

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

performing and resumed only when the suspended loan becomes contractually current and performance is demonstrated to have resumed. A loan will be written off when it is no longer realizable and legally discharged.

Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a taxable year, it will not be subject to U.S. federal income tax on the REIT taxable income that it distributes. The Company did not have any undistributed REIT taxable income for the period ended March 31, 2018 and therefore, has not provided for REIT U.S. federal income tax expense. However, even if the Company qualifies for taxation as a REIT, the Company and its subsidiaries may be subject to a variety of taxes, including payroll taxes and certain state and local income, property, excise and franchise taxes. The Company could also be subject to U.S. federal income tax in certain circumstances.
The Company owns a subsidiary that has elected to be treated as a taxable REIT subsidiary (a "TRS") for U.S. federal, state and local income taxes, where applicable, as a C corporation. TRSs can participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria and are conducted within the parameters of certain limitations established by the Code. For U.S. federal income tax purposes, the Company’s TRS is not consolidated with the Company, but instead taxed as a separate C corporation.
For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRS. The Company's TRS recognized pre-tax income of approximately $1.7 million and U.S. federal, state and local income tax expense of $0.3 million for the three months ended March 31, 2018, which has been included on the accompanying consolidated statements of operations.
The Company’s tax returns are subject to audit by taxing authorities. Generally, as of March 31, 2018, the tax years 2014, 2015, 2016 and 2017 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. The Company does not expect tax expense to have an impact on either short or long-term liquidity or capital needs. Under GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement.
The Company has assessed its tax positions for all open tax years beginning with its taxable year ended December 31, 2014 and concluded that there were no uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes.
Enacted on December 22, 2017, the recently passed Tax Cuts and Jobs Act ("TCJA") made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. Pursuant to this legislation, as of January 1, 2018, the U.S. federal income tax rate applicable to corporations is reduced to 21%, and the corporate alternative minimum tax is repealed.
In addition, through taxable years ending in 2025, the highest marginal income tax rate applicable to individuals, estates and trusts is reduced to 37% and those taxpayers may deduct up to 20% of certain pass-through income, including ordinary REIT dividends that are not "capital gain dividends" or "qualified dividend income," subject to certain limitations. For taxpayers qualifying for the full deduction, the effective maximum tax rate on ordinary REIT dividends would be 29.6% (excluding the 3.8% net investment income tax).
The reduced corporate tax rate applies to the Company's TRS and any other TRS it forms. Changes in tax rates and tax laws are accounted for in the period of enactment. The amounts recorded in the consolidated statement of operations are provisional. Due to the timing of the enacted legislation, as well as the technical corrections, amendments or administrative guidance that could clarify the treatment of certain provisions, the Company will continue to evaluate its conclusions and update its estimates as necessary.
Commencing in taxable years beginning after December 31, 2017, Section 163(j) of the Code, as amended by TCJA, limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” ("ATI") subject to certain exceptions. The Company does not expect to be subject to this limitation because it does not expect to have interest expense in excess of the sum of its interest income and 30% of its ATI. However, the

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

limitation could cause the Company’s TRS or any other TRS it forms to have greater taxable income and thus potentially greater corporate tax liability.
Derivatives and Hedging Activities
In the normal course of business, the Company is exposed to the effect of interest rate changes and may undertake a strategy to limit these risks through the use of derivatives.  The Company uses derivatives primarily to economically hedge against interest rates, CMBS spreads and macro market risk in order to minimize volatility.  The Company may use a variety of derivative instruments that are considered conventional, such as interest rate swaps, Treasury note futures and credit derivatives on various indices including CMBX and CDX.
The Company recognizes all derivatives on the consolidated balance sheets at fair value.  The Company does not designate derivatives as hedges to qualify for hedge accounting for financial reporting purposes and therefore any net payments under, or fluctuations in the fair value of these derivatives have been recognized currently in unrealized gain/(loss) on derivative instruments in the accompanying consolidated statements of operations. The Company records derivative asset and liability positions on a gross basis with any collateral posted with or received from counterparties recorded separately on the Company’s consolidated balance sheets within the Restricted cash line of the consolidated balance sheets. Certain derivatives that the Company has entered into are subject to master netting agreements with its counterparties, allowing for netting of the same transaction, in the same currency, on the same date.
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

•
The real estate conduit operated business through the Company's TRS, which is focused on originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market at a profit.

See Note 13 - Segment Reporting for further information regarding the Company's segments.
Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” or ASU 2014-09. ASU 2014-09 broadly amends the accounting guidance for revenue recognition. ASU 2014-09 is effective for the first interim or annual period beginning after December 15, 2017, and is to be applied retrospectively. The Company adopted this guidance on January 1, 2018 and it did not have a material impact on our consolidated financial statements.

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

In November 2016, the FASB issued guidance on the classification of restricted cash in the statement of cash flows. The amendment requires restricted cash to be included in the beginning-of-period and end-of-period total cash amounts. Therefore, transfers between cash and restricted cash will no longer be shown on the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. The Company

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

adopted this guidance on January 1, 2018 and applied the guidance retrospectively to our prior period consolidated statement of cash flows.
Accounting Pronouncements not yet Adopted
In June 2016, the FASB issued guidance that changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. The amendments become effective for reporting periods beginning after December 15, 2019. The amendments may be adopted early for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of this new guidance.
In February 2018, the FASB issued guidance that allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income into retained earnings. The amendments become effective for reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of this new guidance.
Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans, held-for-investment, carrying values by class (dollars in thousands):

	March 31, 2018	December 31, 2017
Senior loans	$1,593,867	$1,368,425
Mezzanine loans	35,532	35,087
Subordinated loans	—	—
Total gross carrying value of loans	1,629,399	1,403,512
Less: Allowance for loan losses	1,548	1,466
Total commercial mortgage loans, held for investment, net	$1,627,851	$1,402,046
The following table presents the activity in the Company's allowance for loan losses (dollars in thousands):

	Three Months Ended March 31, 2018
	2018	2017
Beginning of period	$1,466	$2,181
Loan loss (recovery)/provision	82	612
Charge-offs	—	—
Recoveries	—	—
Ending allowance for loan losses	$1,548	$2,793
As of March 31, 2018 and December 31, 2017, the Company's total commercial mortgage loan portfolio, excluding commercial mortgage loans accounted for under the fair value option, comprised of 82 and 69 loans, respectively.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The following table represents the composition by loan type of the Company's commercial mortgage loans portfolio, excluding commercial mortgage loans, held-for-sale, measured at fair value (dollars in thousands).

	March 31, 2018		December 31, 2017
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$645,571	39.4%	$505,189	35.9%
Office	441,664	27.0%	455,698	32.4%
Retail	210,247	12.9%	209,598	14.9%
Hospitality	284,975	17.4%	184,025	13.1%
Industrial	53,208	3.3%	53,208	3.7%
Mixed Use	—	—%	—	—%
Total (1)	$1,635,665	100.0%	$1,407,718	100.0%
________________________
(1) Excludes $69.0 million and $28.5 million in commercial mortgage loans held-for-sale, measured at fair value in the Company's TRS segment as of March 31, 2018 and December 31, 2017, respectively.
As of March 31, 2018 and December 31, 2017, the Company's total commercial mortgage loans, held-for-sale, measured at fair value comprised of 9 and 3 loans, respectively.
The following table represents the composition by loan type of the Company's commercial mortgage loans, held-for-sale, measured at fair value (dollars in thousands).

	March 31, 2018		December 31, 2017
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$14,395	20.9%	$28,531	100.0%
Industrial	9,600	13.9%	—	—%
Retail	33,955	49.2%	—	—%
Hospitality	4,526	6.6%	—	—%
Office	6,500	9.4%	—	—%
Total	$68,976	100.0%	$28,531	100.0%

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
All commercial mortgage loans, excluding loans classified as commercial mortgage loans, held-for-sale, measured at fair value within the consolidated balance sheet, are assigned an initial risk rating of 2.0. As of March 31, 2018 and December 31, 2017, the weighted average risk rating of loans was 2.2 and 2.2, respectively. As of March 31, 2018 and December 31, 2017, the Company did not have any loans that were past due on their payments, in non-accrual status or impaired.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

For the three months ended March 31, 2018 and March 31, 2017, the activity in the Company's commercial mortgage loans, held-for-investment portfolio was as follows (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at Beginning of Year	$1,402,046	$1,046,556
Acquisitions and originations	377,658	93,140
Principal repayments	(149,711)	(86,079)
Discount accretion and premium amortization	1,006	628
Loans transferred to commercial real estate loans, held-for-sale	—	(45,513)
Net fees capitalized into carrying value of loans	(3,066)	744
Loan loss recovery/(provision)	(82)	(612)
Balance at End of Period	$1,627,851	$1,008,864
Note 4 - Real Estate Securities
As of March 31, 2018 and December 31, 2017 the Company held no CMBS positions. For the three months ended March 31, 2017, the Company recognized a loss of less than $0.03 million recorded within the realized (gain) loss on sale of real estate securities line in the consolidated statements of operations.

The following table provides information on the amounts of gains (losses) on the Company's real estate securities, CMBS, available-for-sale (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Unrealized gains (losses) available-for-sale securities	$—	$1,037
Reclassification of net (gains) losses on available-for-sale securities included in net income (loss)	—	351
Unrealized gains (losses) available-for-sale securities, net of reclassification adjustment	$—	$1,388
The amounts reclassified for net (gain) loss on available-for-sale securities are included in the realized (gain) loss on sale of real estate securities in the Company's consolidated statements of operations.
Note 5 - Debt
Repurchase Agreements - Commercial Mortgage Loans
The Company entered into repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), Goldman Sachs Bank USA (the "GS Repo Facility"), U.S Bank National Association (the "USB Repo Facility"), and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, GS Repo Facility, USB Repo Facility, the "Repo Facilities").
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
The Company entered into a repurchase facility with Barclays Bank PLC (the "Barclays Facility") on September 19, 2017. Borrowings under the Barclays Facility accrue interest, at the Company's option, at per annum rates equal to (i) a spread over the Base Rate of 1.75% or (ii) a spread over the Eurodollar Rate of 2.75%, and provides for quarterly interest-only payments, with all principal and interest outstanding being due on the maturity date.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The details of the Company's Repo Facilities and the Barclays Facility at March 31, 2018 and December 31, 2017 are as follows (dollars in thousands):

As of March 31, 2018				Ending Weighted Average Interest Rate	Term Maturity
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)
JPM Repo Facility (2)	$520,000	$406,996	$3,154	4.12%	1/30/2020
GS Repo Facility (3)	250,000	13,500	185	4.13%	12/27/2018
USB Repo Facility (4)	100,000	—	73	n/a	6/15/2020
CS Repo Facility (5)	250,000	80,814	662	4.10%	8/30/2018
Barclays Facility (6)	75,000	—	138	n/a	9/19/2019
Total	$1,195,000	$501,310	$4,212
__________________________
(1) Includes amortization of deferred financing costs.
(2) On January 30, 2018 the committed financing amount was upsized from $300 million to $520 million and maturity date amended to January 30, 2020. Includes a one-year extension at the Company's option.
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
(6) Includes a one-year extension at the Company's option.

As of December 31, 2017				Ending Weighted Average Interest Rate (1)	Term Maturity
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1) (2)
JPM Repo Facility (3)	$300,000	$42,042	$2,547	3.29%	6/12/2019
GS Repo Facility (4)	250,000	13,500	277	3.38%	12/27/2018
USB Repo Facility (5)	100,000	—	—	N/A	6/15/2020
CS Repo Facility (6)	250,000	10,148	—	N/A	8/30/2018
Barclays Facility (7)	75,000	—	—	N/A	9/19/2019
Total	$975,000	$65,690	$2,824
_______________________
(1) For the period ended March 31, 2017.
(2) Includes amortization of deferred financing costs.
(3) Includes a one-year extension at the Company's option.
(4) Includes a one-year extension at the Company’s option, which may be exercised upon the satisfaction of certain conditions.
(5) Includes two one-year extensions at the option of an indirect wholly-owned subsidiary of the Company, which may be exercised upon the satisfaction of certain conditions.
(6) Prior to the end of each calendar quarter, the Company may request an extension of the termination date for an additional 364 days from the end of such calendar quarter subject to the satisfaction of certain conditions and approvals.
(7) Includes a one-year extension a tthe Company's option.
We expect to use the advances from the Repo Facilities and the Barclays Facility to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participation interests therein.
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. Should the value of the Company’s collateral decrease as a result of deteriorating credit quality, resulting margin calls may cause an adverse change in the Company’s liquidity position. As of March 31, 2018 and December 31, 2017, the Company is in compliance with all debt covenants.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Other financing - Commercial Mortgage Loans
The Company entered into a financing arrangement with Pacific Western Bank for term financing (“PWB Financing”) on May 17, 2017. The PWB Financing provided the Company with $36.2 million and is collateralized by a portfolio asset of $54.2 million. The PWB Financing currently accrues interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of 4.0%. The PWB Financing initially matures on June 9, 2019, with two one-year extension options at the Company’s option. As of March 31, 2018 and December 31, 2017, the Company had $20.9 million and $26.2 million, respectively, of outstanding principal under the PWB Financing. The Company incurred $0.5 million of interest expense on the PWB Financing for the three months ended March 31, 2018, including amortization of deferred financing costs.
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
Below is a summary of the Company's MRAs as of March 31, 2018 and December 31, 2017 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (*)	Interest Rate	Days to Maturity
As of March 31, 2018
JP Morgan Securities LLC	$—	$—	$—	N/A	N/A
Total	$—	$—	$—	N/A	N/A

As of December 31, 2017
JP Morgan Securities LLC	$39,035	$11	$56,044	3.32%	26
Total	$39,035	$11	$56,044	3.32%	26
________________________
* Includes $56.0 million Tranche C of RFT 2015-FL1 CLO held by the Company, which eliminates within the Real estate securities, at fair value line of the consolidated balance sheets as of December 31, 2017.
On February 15, 2018, the Company repaid the outstanding amount of $39.0 million.
Collateralized Loan Obligation
On February 15, 2018, the Company called all of the outstanding notes issued by RFT 2015-FL1. The outstanding principal of the notes on the date of the call was $145 million. The Company recognized all the remaining unamortized deferred financing costs of $6.4 million recorded within the Interest expense line of the consolidated statements of operations, which was a non-cash charge.
As of March 31, 2018 and December 31, 2017 the notes issued by BSPRT 2017-FL1 Issuer, a wholly owned indirect subsidiary of the Company, are collateralized by interests in a pool of 25 mortgage assets having a total principal balance of $418.1 million (the “2017-FL1 Mortgage Assets”) originated by a subsidiary of the Company. The sale of the 2017-FL1 Mortgage Assets to BSPRT 2017-FL1 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of June 29, 2017, between the Company and BSPRT 2017-FL1 Issuer.
As of March 31, 2018 and December 31, 2017 the notes issued by BSPRT 2017-FL2 Issuer, a wholly owned indirect subsidiary of the Company, are collateralized by interests in a pool of 20 mortgage assets having a total principal balance of $440.7 million (the “2017-FL2 Mortgage Assets”) originated by a subsidiary of the Company. The sale of the 2017-FL2 Mortgage Assets to BSPRT 2017-FL2 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of November 29, 2017, between the Company and BSPRT 2017-FL2 Issuer.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The Company, through its wholly-owned subsidiaries, holds the preferred equity tranches of BSPRT 2017-FL1 and BSPRT 2017-FL2 which is valued at approximately $127.0 million. The following table represents the terms of the notes issued by BSPRT 2017-FL1 Issuer and BSPRT 2017-FL2 Issuer, respectively (dollars in thousands):

CLO Facility	As of March 31, 2018	Par Value Issued	Par Value Outstanding (1)	Interest Rate	Maturity Date
2017-FL1 Issuer	Tranche A	223,600	223,600	1M LIBOR + 135	7/1/2027
2017-FL1 Issuer	Tranche B	48,000	48,000	1M LIBOR + 240	7/1/2027
2017-FL1 Issuer	Tranche C	67,900	67,900	1M LIBOR + 425	7/1/2027
2017-FL2 Issuer	Tranche A	237,970	237,970	1M LIBOR + 82	10/15/2034
2017-FL2 Issuer	Tranche A-S	36,357	36,357	1M LIBOR + 110	10/15/2034
2017-FL2 Issuer	Tranche B	26,441	26,441	1M LIBOR + 140	10/15/2034
2017-FL2 Issuer	Tranche C	25,339	25,339	1M LIBOR + 215	10/15/2034
2017-FL2 Issuer	Tranche D	35,255	35,255	1M LIBOR + 345	10/15/2034
		$700,862	$700,862

CLO Facility	As of December 31, 2017	Par Value Issued	Par Value Outstanding (1) (2)	Interest Rate	Maturity Date
2015-FL1 Issuer	Tranche A	$231,345	$79,109	1M LIBOR + 175	8/1/2030
2015-FL1 Issuer	Tranche B	42,841	42,841	1M LIBOR + 388	8/1/2030
2015-FL1 Issuer	Tranche C	76,044	20,000	1M LIBOR + 525	8/1/2030
2017-FL1 Issuer	Tranche A	223,600	223,600	1M LIBOR + 135	7/1/2027
2017-FL1 Issuer	Tranche B	48,000	48,000	1M LIBOR + 240	7/1/2027
2017-FL1 Issuer	Tranche C	67,900	67,900	1M LIBOR + 425	7/1/2027
2017-FL2 Issuer	Tranche A	237,970	237,970	1M LIBOR + 82	10/15/2034
2017-FL2 Issuer	Tranche A-S	36,357	36,357	1M LIBOR + 110	10/15/2034
2017-FL2 Issuer	Tranche B	26,441	26,441	1M LIBOR + 140	10/15/2034
2017-FL2 Issuer	Tranche C	25,339	25,339	1M LIBOR + 215	10/15/2034
2017-FL2 Issuer	Tranche D	35,255	35,255	1M LIBOR + 345	10/15/2034
		$1,051,092	$842,812

________________________
(1) Excludes $16.0 million of Tranche E notes and $14.9 million of Tranche F notes issued by BSPRT 2017-FL2 Issuer, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of March 31, 2018 and December 31, 2017.
(2) Excludes $56.0 million of Tranche C notes issued by RFT 2015-FL1 Issuer, held by the Company, which eliminates within the collateralized loan obligation line of the consolidated balance sheets as of December 31, 2017.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The below table reflects the total assets and liabilities of the Company's two CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of March 31, 2018 and December 31, 2017 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE.

Assets (dollars in thousands)	March 31, 2018	December 31, 2017
Cash (1)	$20,332	$49,017
Commercial mortgage loans, held for investment, net of allowance (2)	836,106	1,033,427
Accrued interest receivable	2,518	4,212
Total Assets	$858,956	$1,086,656

Liabilities
Notes payable (3)(4)	$721,676	$912,800
Interest payable	1,133	1,462
Total Liabilities	$722,809	$914,262
________________________
(1) Includes $20.2 million and $48.7 million of cash held by the servicer related to CLO loan payoffs as of March 31, 2018 and December 31, 2017.
(2) The balance is presented net of allowance for loan loss of $0.9 million and $1.3 million as of March 31, 2018 and December 31, 2017, respectively.
(3) Includes $16.0 million of Tranche E notes and $14.9 million of Tranche F notes issued by 2017-FL2 Issuer held by the Company as of March 31, 2018 and December 31, 2017. The notes held by the Company are eliminated within the Collateral loan obligations line of the consolidated balance sheets. Includes $55.8 million of Tranche C of Company issued CLO held by the Company as of December 31, 2017.
(4) The balance is presented net of deferred financing cost and discount of $10.1 million and $16.9 million as of March 31, 2018 and December 31, 2017, respectively.
Note 6 - Net Income Per Share
The following table is a summary of the basic and diluted net income per share computation for the three months ended March 31, 2018 and 2017 (dollars in thousands, except share amounts):

	Three Months Ended March 31,
	2018	2017
Net income (in thousands)	$5,296	$6,049
Basic weighted average shares outstanding	31,670,518	31,740,256
Unvested restricted shares	14,314	9,789
Diluted weighted average shares outstanding	31,684,832	31,750,045
Basic net income per share	$0.17	$0.19
Diluted net income per share	$0.17	$0.19
Note 7 - Common Stock
As of March 31, 2018 and December 31, 2017, the Company had 31,600,114 and 31,834,072 shares of common stock outstanding, respectively, including shares issued pursuant to the Dividend Reinvestment Plan ("DRIP") and unvested restricted shares.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

In March 2016, the Company's board of directors ratified the existing distribution amount equivalent to $2.0625 per annum for calendar year 2016. On November 10, 2016 the Company’s board of directors changed the DRIP offer price to $20.05, which is equal to the estimated per-share NAV as of September 30, 2016 approved by the board of directors. In August 2017, the Company’s board of directors authorized and declared a distribution calculated daily at a rate of $0.00394521 per day, which is equivalent to $1.44 per annum, per share of common stock. The price change was applied to the reinvestment of distributions commencing with the October 2016 distributions. On May 10, 2017, the Company’s board of directors changed the methodology used to determine the DRIP offer price to be the lesser of (i) the Company’s most recent estimated per-share NAV, as approved by the Company’s board of directors from time to time, and (ii) the Company’s most recent book value per share, computed in accordance with GAAP. The DRIP offer price for January 2018, February 2018, March 2018 and April 2018 was $19.02 per share, which is the Company's estimated per share NAV as of September 30, 2017. Starting in June 2018, the DRIP offer price will be $18.99, which is the GAAP book value as of March 31, 2018.
The Company's distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The Company's board of directors may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distributions payments are not assured. The Company distributed $11.2 million during the three months ended March 31, 2018, comprised of $7.7 million in cash and $3.6 million in shares of common stock issued under the DRIP. The Company distributed $16.0 million during the three months ended March 31, 2017, comprised of $10.4 million in cash and $5.7 million in shares of common stock issued under the DRIP.
Share Repurchase Program
The Company's board of directors unanimously approved an amended and restated share repurchase program (the “SRP”), which became effective on February 28, 2016. The SRP enables stockholders to sell their shares to the Company. Subject to certain conditions, stockholders that purchased shares of the Company's common stock or received their shares from us (directly or indirectly) through one or more non-cash transactions and have held their shares for a period of at least one year, may request that the Company repurchase their shares of common stock so long as the repurchase otherwise complies with the provisions of Maryland law. Repurchase requests made following the death or qualifying disability of a stockholder will not be subject to any minimum holding period.
On August 10, 2017, the Company's board of directors amended the SRP to provide that the repurchase price per share for requests will be equal to the lesser of (i) the Company’s most recent estimated per-share NAV, as approved by the Company’s board of directors from time to time, and (ii) the Company’s most recent book value per share, computed in accordance with GAAP, multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100%, if the person seeking repurchase has held his or her shares for a period greater than four years or in the case of requests for death or qualifying disability.
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
March 31, 2018
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
The following table reflects the number of shares repurchased under the SRP cumulatively through March 31, 2018:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2017	2,125	1,991,391	$21.36
January 1 - March 31, 2018(1)	889	421,809	18.56
Cumulative as of March 31, 2018	3,014	2,413,200	$20.88
________________________
(1) Reflects shares repurchased in January 2018 pursuant to repurchase requests submitted for the fiscal semester ended December 31, 2017. As permitted under the SRP, the Board authorized repurchases up to the amount of proceeds reinvested through our DRIP. As a result, redemption requests in the amount of 185,689 shares were not fulfilled.
We currently expect to repurchase shares under the SRP for the fiscal semester ended June 30, 2018 in July 2018. Since the Company’s most recent estimated per-share NAV is $19.02 and the Company’s GAAP book value per share as of March 31, 2018 is $18.99, we expect the SRP repurchase price for the fiscal semester ended June 30, 2018 will be $18.99 and we expect to continue to limit repurchases to the amounts reinvested pursuant to our DRIP plan.
Note 8 - Commitments and Contingencies
Unfunded Commitments for Commercial Mortgage Loans
As of March 31, 2018 and December 31, 2017, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	March 31, 2018	December 31, 2017
2018	33,339	36,475
2019	17,737	26,465
2020	41,987	20,598
2021	98,914	—
Total	$191,977	$83,538
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
March 31, 2018
(Unaudited)

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
The table below shows the compensation and reimbursement to the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager incurred for services relating to the Company's public offering during the three months ended March 31, 2018 and 2017, and the associated payable as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Total commissions and fees incurred from the Former Dealer Manager	$—	$—
Total compensation and reimbursement for services provided by the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager	$—	$—

	Payable as of
	March 31, 2018	December 31, 2017
Total commissions and fees incurred from the Former Dealer Manager	$—	$—
Total compensation and reimbursement for services provided by the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager	$480	$480
The payables as of March 31, 2018 and December 31, 2017 in the table above are included in Due to affiliates on the Company's consolidated balance sheets.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three months ended March 31, 2018 and March 31, 2017, and the associated payable as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	Three Months Ended March 31,		Payable as of
	2018	2017	March 31, 2018	December 31, 2017
Acquisition fees and acquisition expenses (1)	$65	$624	$—	$—
Administrative services expenses	3,196	855	1,596	3,480
Asset management and subordinated performance fee	2,241	2,312	741	2,315
Other related party expenses (2)	199	48	153	146
Total related party fees and reimbursements	$5,701	$3,839	$2,490	$5,941
________________________
(1) Total acquisition fees and expenses paid during the three months ended March 31, 2018 and March 31, 2017 were $1.9 million and $1.4 million respectively, of which $1.9 million and $0.8 million were capitalized within the commercial mortgage loans, held for investment line of the Company's consolidated balance sheet.
(2) Included in other expenses in the Company's consolidated statement of operations.
The payables as of March 31, 2018 and December 31, 2017 in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
Share Ownership
On February 14, 2018 (the “Commitment Date”) the Company entered into stock purchase agreements (collectively, the “Purchase Agreements”), by and between the Company and certain institutional investors (the “Institutional Investors”), certain officers of the Company, and certain owners, employees and associates of the Advisor and its affiliates (collectively, the “Manager Investors,” and together with the Institutional Investors, the “Investors”), pursuant to which the Investors committed to purchase an aggregate amount of up to approximately $97.0 million of common stock (including Manager Investor commitments of approximately $32.1 million) of the Company in one or more closings. The purchase price will be $16.87 per share. The timing of any closing, and the amount of shares to be sold at such Closing, will be determined by the Company in its sole discretion, subject to certain limitations. As described in the Purchase Agreements, the Company may enter into additional Purchase Agreements with other investors within 12 months of the Commitment Date. As of May 14, 2018 the Company has not sold any shares pursuant to the Purchase Agreements.
Other Transactions
On February 22, 2018, the Company purchased commercial mortgage loans, held-for-sale from an entity that is an affiliate of our Advisor, for an aggregate purchase price of $27.8 million. The purchase of the commercial mortgage loans and the $27.8 million purchase price were approved by the Company’s board of directors.
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
March 31, 2018
(Unaudited)

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

Financial Instruments Measured at Fair Value on a Recurring Basis
CMBS are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar real estate securities and the spreads used in the prior valuation. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of March 31, 2018 and December 31, 2017 the Company had no CMBS.
Commercial mortgage loans held-for-sale, measured at fair value in the Company's TRS are initially recorded at transaction proceeds, which are considered to be the best initial estimate of fair value. The Company engaged the services of a third party independent valuation firm to determine fair value of investments held by the Company. Fair value is determined using a discounted cash flow model that primarily considers changes in interest rates and credit spreads, weighted average life and current performance of the underlying collateral. The Company classified the commercial mortgage loans held-for-sale, measured at fair value as Level III.
The fair value for Treasury note futures is derived using market prices.  Treasury note futures trade on the Chicago Mercantile Exchange (“CME”). The instruments are a variety of recently issued 10-year U.S. Treasury notes. The future contracts are liquid and are centrally cleared through the CME.  Treasury note futures are generally categorized in Level I of the fair value hierarchy.
The fair value for credit default swap contracts is derived using a pricing model that is widely accepted by marketplace participants.  Credit default swaps are traded in the OTC market. The pricing model takes into account multiple inputs including specific contract terms, interest rate yield curves, interest rates, credit curves, recovery rates, and current credit spreads obtained from swap counterparties and other market participants. Most inputs into the model are not subjective as they are observable in the marketplace or set per the contract. Valuation is primarily determined by the difference between the contract spread and the current market spread. The contract spread (or rate) is generally fixed and the market spread is determined by the credit risk of the underlying debt or reference entity. If the underlying indices are liquid and the OTC market for the current spread is active, credit default swaps and interest rate swaps are categorized in Level II of the fair value hierarchy. If the underlying indices are illiquid and the OTC market for the current spread is not active, credit default swaps are categorized in Level III of the fair value hierarchy. The credit default swaps and interest rate swaps are generally categorized in Level II of the fair value hierarchy.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no transfers between levels within fair value hierarchy during the quarter ended March 31, 2018 and December 31, 2017.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The following table presents information about the Company’s financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of March 31, 2018 and December 31, 2017 (dollars in thousands):
:

	Total	Level I	Level II		Level III
March 31, 2018
Assets, at fair value
Commercial mortgage loans, held-for-sale (1)	$69,465	$—	$—		$69,465
Credit default swaps	520	—	520		—
Interest rate swaps	301	—	301		—
Total assets, at fair value	$70,286	$—	$821	—	$69,465

Liabilities, at fair value
Credit default swaps	$42	$—	$42		$—
Interest rate swaps	287	—	287		—
Treasury note futures	186	186	—		—
Total liabilities, at fair value	$515	$186	$329		$—

December 31, 2017
Assets, at fair value
Real estate securities	$—	$—	$—		$—
Commercial mortgage loans, held-for-sale (1)	28,531	—	—		28,531
Treasury note futures	132	132	—		—
Total assets, at fair value	$28,663	$132	$—		$28,531

Liabilities, at fair value
Credit default swaps	$357	$—	$357		$—
Total liabilities, at fair value	$357	$—	$357		$—
________________________
(1) Loans held in the Company's TRS, reported within Commercial mortgage loans, held-for-sale, measured at fair value on the consolidated balance sheets.
Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. As a result, the unrealized gains and losses for assets and liabilities within the Level III category may include changes in fair value that were attributable to both observable and unobservable inputs. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of March 31, 2018 and December 31, 2017 (dollars in thousands).

	Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
March 31, 2018	Commercial mortgage loans, held-for-sale, measured at fair value	$69,465	Discounted Cash Flow	Yield	5.15%	4.8% - 6.2%

December 31, 2017	Commercial mortgage loans, held-for-sale, measured at fair value	$28,531	Discounted Cash Flow	Yield	4.93%	4.8% - 5.3%
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	March 31, 2018
	Commercial Mortgage Loans, held-for-sale, measured at fair value	Real Estate Securities
Beginning balance, January 1, 2018	$28,531	$—
Transfers into Level III	—	—
Realized gain on sale of commercial mortgage loan held-for-sale	2,304	—
Unrealized gains (losses)	635
Purchases	119,695	—
Sales / paydowns	(81,700)	—
Transfers out of Level III	—	—
Ending balance, March 31, 2018	$69,465	$—

	December 31, 2017
	Commercial Mortgage Loans, held-for-sale, measured at fair value	Real Estate Securities
Beginning balance, January 1, 2017	$—	$49,049
Transfers into Level III	—	—
Realized gain on sale of real estate securities	—	172
Realized gain on sale of commercial mortgage loan held-for-sale	4,523	—
Impairment losses on real estate securities	—
Net accretion	—	167
Unrealized gains (losses) included in OCI (1)	—	500
Purchases	156,101	—
Sales	(132,093)	(34,888)
Cash repayments/receipts	—	(15,000)
Transfers out of Level III	—	—
Ending balance, December 31, 2017	$28,531	$—
________________________
(1) - Unrealized gains included in Other comprehensive income ("OCI") are attributable to assets held at December 31, 2017.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans, held-for-investment and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of March 31, 2018 and December 31, 2017 (dollars in thousands):

		Level	Carrying Amount	Fair Value
March 31, 2018
Commercial mortgage loans, held-for-investment (1)	Asset	III	$1,629,399	$1,621,843
Collateralized loan obligation	Liability	II	690,765	702,674
December 31, 2017
Commercial mortgage loans, held-for-investment (1)	Asset	III	1,403,512	1,396,406
Collateralized loan obligation	Liability	II	826,150	842,812
________________________
1 The carrying value is gross of $1.5 million and $1.5 million of allowance for loan losses as of March 31, 2018 and December 31, 2017, respectively.
The fair value of the commercial mortgage loans, held-for-investment is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The Company estimates the fair value of the collateralized loan obligations using external broker quotes.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 11 - Derivative Instruments
The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.

As of March 31, 2018, the net premiums paid on derivative instrument assets were $0.5 million.

The following derivative instruments were outstanding as of March 31, 2018 and December 31, 2017 (dollars in thousands):

		Fair Value
Contract type	Notional	Assets (1)	Liabilities (1)	Net

As of March 31, 2018
Credit default swaps	$40,000	$520	$42	$478
Interest rate swaps	22,000	301	287	$14
Treasury note futures	30,099	—	186	$(186)
Total	$92,099	$821	$515	$306

As of December 31, 2017
Credit default swaps	$30,000	$32	$357	$(325)
Treasury note futures	43,906	100	—	$100
Total	$73,906	$132	$357	$(225)
_______________________
(1) Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

The following table indicates the net realized and unrealized losses on derivatives, by primary underlying risk exposure, as included in loss on derivative instruments in the consolidated statements of operations for the three months ended March 31, 2018. The Company did not have any net realized and unrealized gain or loss on derivatives during the three months ended March 31, 2017 (dollars in thousands).

	Three Months Ended March 31, 2018
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Total
Contract type
Credit default swaps	$376	$(11)	$365
Interest rate swaps	(287)	244	$(43)
Treasury note futures	(286)	1,013	727
Total	$(197)	$1,246	$1,049

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

Note 12 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of March 31, 2018 and December 31, 2017 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2018
Derivative instruments, at fair value	$821	$—	$821	$—	$—	$—
December 31, 2017
Derivative instruments, at fair value	$132	$—	$132	$—	$—	$—

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged (2)	Net Amount
March 31, 2018
Repurchase agreements, commercial mortgage loans	$501,310	$—	$501,310	$777,354	$5,567	$—
Derivative instruments, at fair value	515	—	515	—	4,584	—
December 31, 2017
Repurchase agreements, commercial mortgage loans	$65,690	$—	$65,690	$163,235	$5,005	$—
Repurchase agreements, real estate securities (1)	39,035	—	39,035	56,044	—	—
Derivative instruments, at fair value	357	—	357	—	2,961	—
________________________
(1) Includes $56.0 million of Tranche C of Company issued CLO held by the Company, which eliminates within the real estate securities, at fair value line of the consolidated balance sheets as of December 31, 2017.
(2) These cash collateral amounts are recorded within the Restricted cash balance on the consolidated balance sheets.
Note 13 - Segment Reporting
We conduct our business through the following reporting segments:

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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited)

•
The real estate conduit business operated through the Company's TRS, which is focused on generating risk-adjusted returns by originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market at a profit.

The following table represents the Company's operations by segment for the three months ended March 31, 2018 and 2017 (dollars in thousands):

Three Months Ended March 31, 2018	Total	Real Estate Debt	Real Estate Securities	TRS
Interest income	$29,408	$28,515	$—	$893
Interest expense	18,674	17,761	161	752
Net income (loss)	5,296	3,981	(161)	1,476
Total assets	1,827,715	1,719,757	—	107,958
Three Months Ended March 31, 2017
Interest income	18,879	18,208	671	—
Interest expense	5,428	4,993	435	—
Net income	6,049	5,949	100	—
Total assets	1,255,278	1,229,244	26,034	—

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
Distributions Paid
On April 2, 2018, the Company paid a distribution of $3.9 million to stockholders of record as of March 31, 2018. Approximately $2.7 million of the distribution was paid in cash, while $1.2 million was used to purchase 63,068 shares for those stockholders that chose to reinvest distributions through the DRIP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Benefit Street Partners Realty Trust, Inc., the notes thereto, and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (the "SEC") on March 16, 2018.
As used herein, the terms "we," "our" and "us" refer to Benefit Street Partners Realty Trust, Inc., a Maryland corporation, and, as required by context, to Benefit Street Partners Realty Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to its subsidiaries. We are externally managed by Benefit Street Partners L.L.C. (our "Advisor").
The forward-looking statements contained in this Quarterly Report on Form 10-Q may include, but are not limited to, statements as to:

•	our business and investment strategy;

•	our ability to make investments in a timely manner or on acceptable terms;

•	current credit market conditions and our ability to obtain long-term financing for our investments in a timely manner and on terms that are consistent with what we project when we invest;

•	the effect of general market, real estate market, economic and political conditions, including the recent economic slowdown and dislocation in the global credit markets;

•	our ability to make scheduled payments on our debt obligations;

•	our ability to generate sufficient cash flows to make distributions to our stockholders;

•	our ability to generate sufficient debt and equity capital to fund additional investments

•	our ability to refinance our existing financing arrangements;

•	the degree and nature of our competition;

•	the availability of qualified personnel;

•	we may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act; and

•	our ability to maintain our qualification as a real estate investment trust ("REIT"); and

•	other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
The Company has no direct employees. On September 29, 2016 we terminated our advisory agreement with our Former Advisor and entered into, and executed, an advisory agreement with Benefit Street Partners L.L.C., which was subsequently amended on January 19, 2018. The appointment of the Advisor and the execution of the Advisory Agreement were recommended by a special committee of our board of directors consisting exclusively of our independent directors. The special committee, with the assistance of its independent financial advisor and independent legal counsel, conducted a competitive process to select a new advisor before selecting the Advisor. Our Advisor manages our affairs on a day-to-day basis. The Advisor receives compensation and fees for services related to the investment and management of our assets and our operations.

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
On November 9, 2017, our board of directors unanimously approved and established an estimated (“NAV”) per share of $19.02. Refer to "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 for additional information regarding our estimated NAV per share.
Significant Accounting Policies and Use of Estimates
A summary of our significant accounting policies is set forth in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in this Quarterly Report on Form 10-Q. A full disclosure of our significant accounting polices is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Portfolio
As of March 31, 2018 and December 31, 2017, our portfolio consisted of 82 and 69 commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, respectively. The commercial mortgage loans held for investment had a total carrying value, net of allowance for loan losses, of $1,627.9 million and $1,402.0 million, respectively. As of March 31, 2018 and December 31, 2017, the Company's total commercial mortgage loans, held for sale, measured at fair value comprised of 9 and 3 loans, respectively. We had no CMBS investments as of March 31, 2018 and December 31, 2017. For our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, we currently estimate loss rates based on historical realized losses experienced in the industry and take into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. We recorded a general allowance for loan losses as of March 31, 2018 and December 31, 2017 in the amount of $1.5 million and $1.5 million, respectively. There were no impaired or specifically reserved loans in the portfolio as of March 31, 2018 and December 31, 2017.
As of March 31, 2018 and December 31, 2017, our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option had a weighted average coupon of 6.6% and 6.7%, and a weighted average life of 1.5 and 1.3 years, respectively. We had no CMBS as of March 31, 2018 and December 31, 2017.

The following charts summarize our portfolio as a percentage of par value, excluding commercial mortgage loans, held-for- sale, at fair value, by the collateral type, geographical region and coupon rate type as of March 31, 2018 and December 31, 2017:

An investments region classification is defined according to the below map based on the location of investments' secured property.

The following charts show the par value by contractual maturity year for the investments in our portfolio as of March 31, 2018 and December 31, 2017.

The following table shows selected data from our commercial mortgage loans portfolio as of March 31, 2018 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 1	Office	$31,250	1M LIBOR + 4.50%	6.3%	71.1%
Senior Debt 2	Retail	9,450	1M LIBOR + 4.90%	6.7%	69.2%
Senior Debt 3	Office	41,885	1M LIBOR + 5.25%	7.0%	72.1%
Senior Debt 4	Retail	11,684	1M LIBOR + 4.50%	6.3%	74.8%
Senior Debt 5	Retail	11,040	1M LIBOR + 5.25%	7.0%	72.0%
Senior Debt 6	Hospitality	16,800	1M LIBOR + 4.90%	6.7%	74.0%
Senior Debt 7	Multifamily	26,636	1M LIBOR + 4.25%	6.0%	79.7%
Senior Debt 8	Retail	14,600	1M LIBOR + 4.25%	6.0%	65.0%
Senior Debt 9	Retail	27,249	1M LIBOR + 4.75%	6.5%	67.4%
Senior Debt 10	Office	10,430	1M LIBOR + 4.65%	6.4%	70.8%
Senior Debt 11	Industrial	19,553	1M LIBOR + 4.25%	6.0%	68.0%
Senior Debt 12	Multifamily	18,941	1M LIBOR + 4.20%	6.0%	76.4%
Senior Debt 13	Hospitality	15,375	1M LIBOR + 5.30%	7.1%	73.5%
Senior Debt 14	Office	45,235	1M LIBOR + 5.50%	7.3%	72.6%
Senior Debt 15	Retail	7,500	1M LIBOR + 5.00%	6.8%	59.0%
Senior Debt 16	Retail	4,725	1M LIBOR + 5.50%	7.3%	72.0%
Senior Debt 17	Multifamily	44,595	1M LIBOR + 4.25%	6.0%	77.0%
Senior Debt 18	Office	14,250	1M LIBOR + 4.75%	6.5%	74.4%
Senior Debt 19	Multifamily	5,538	1M LIBOR + 3.85%	5.6%	76.8%
Senior Debt 20	Multifamily	5,519	1M LIBOR + 3.95%	5.7%	77.5%
Senior Debt 21	Multifamily	13,120	1M LIBOR + 3.95%	5.7%	78.2%
Senior Debt 22	Multifamily	5,894	1M LIBOR + 4.05%	5.8%	80.0%
Senior Debt 23	Industrial	33,655	1M LIBOR + 4.00%	5.8%	65.0%
Senior Debt 24	Office	12,000	1M LIBOR + 4.75%	6.5%	54.1%
Senior Debt 25	Office	35,000	1M LIBOR + 5.00%	6.8%	79.0%
Senior Debt 26	Office	29,163	1M LIBOR + 4.25%	6.0%	73.3%
Senior Debt 27	Office	20,530	1M LIBOR + 5.35%	7.1%	48.2%
Senior Debt 28	Multifamily	14,000	1M LIBOR + 5.00%	6.8%	56.3%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 29	Retail	13,700	1M LIBOR + 4.75%	6.5%	62.6%
Senior Debt 30	Retail	28,900	1M LIBOR + 4.73%	6.5%	73.1%
Senior Debt 31	Retail	12,700	1M LIBOR + 5.00%	6.8%	73.3%
Senior Debt 32	Multifamily	29,258	1M LIBOR + 6.75%	8.5%	72.8%
Senior Debt 33	Retail	15,750	1M LIBOR + 5.25%	7.0%	70.5%
Senior Debt 34	Retail	25,000	1M LIBOR + 4.40%	6.2%	71.4%
Senior Debt 35	Multifamily	15,556	1M LIBOR + 7.10%	8.9%	76.4%
Senior Debt 36	Hospitality	12,600	1M LIBOR + 5.50%	7.3%	61.6%
Senior Debt 37	Hospitality	11,750	1M LIBOR + 5.50%	7.3%	71.2%
Senior Debt 38	Retail	20,450	1M LIBOR + 5.00%	6.8%	60.9%
Senior Debt 39	Multifamily	26,000	1M LIBOR + 5.25%	7.0%	69.7%
Senior Debt 40	Hospitality	14,900	1M LIBOR + 6.25%	8.0%	69.0%
Senior Debt 41	Office	11,580	1M LIBOR + 4.45%	6.2%	64.2%
Senior Debt 42	Office	9,750	1M LIBOR + 5.50%	7.3%	74.0%
Senior Debt 43	Multifamily	39,700	1M LIBOR + 5.50%	7.3%	76.0%
Senior Debt 44	Multifamily	25,500	1M LIBOR + 4.85%	6.6%	83.1%
Senior Debt 45	Retail	7,500	1M LIBOR + 5.25%	7.0%	70.5%
Senior Debt 46	Office	62,040	1M LIBOR + 4.50%	6.3%	69.2%
Senior Debt 47	Multifamily	42,934	1M LIBOR + 4.50%	6.3%	73.8%
Senior Debt 48	Hospitality	8,875	1M LIBOR + 6.20%	8.0%	67.7%
Senior Debt 49	Office	25,120	1M LIBOR + 4.15%	5.9%	69.5%
Senior Debt 50	Multifamily	34,875	1M LIBOR + 3.75%	5.5%	71.2%
Senior Debt 51	Office	12,400	1M LIBOR + 4.00%	5.8%	69.7%
Senior Debt 52	Multifamily	81,000	1M LIBOR + 4.75%	6.5%	69.4%
Senior Debt 53	Hospitality	10,600	1M LIBOR + 5.00%	6.8%	61.6%
Senior Debt 54	Office	20,231	1M LIBOR + 4.25%	6.0%	68.6%
Senior Debt 55	Hospitality	7,700	1M LIBOR + 5.75%	7.5%	77.0%
Senior Debt 56	Multifamily	15,843	1M LIBOR + 3.62%	5.4%	69.5%
Senior Debt 57	Multifamily	13,740	1M LIBOR + 4.75%	6.5%	63.9%
Senior Debt 58	Hospitality	57,075	1M LIBOR + 4.75%	6.5%	51.8%
Senior Debt 59	Multifamily	13,481	1M LIBOR + 4.50%	6.3%	68.4%
Senior Debt 60	Multifamily	26,111	1M LIBOR + 4.50%	6.3%	22.4%
Senior Debt 61	Hospitality	10,250	1M LIBOR + 5.25%	7.0%	60.7%
Senior Debt 62	Hospitality	12,850	1M LIBOR + 4.41%	6.2%	48.1%
Senior Debt 63	Multifamily	16,100	1M LIBOR + 3.60%	5.4%	80.5%
Senior Debt 64	Multifamily	11,841	1M LIBOR + 3.30%	5.1%	70.9%
Senior Debt 65	Multifamily	27,300	1M LIBOR + 3.50%	5.3%	75.0%
Senior Debt 66	Office	24,350	1M LIBOR + 4.65%	6.4%	56.4%
Senior Debt 67	Hospitality	21,000	1M LIBOR + 4.00%	5.8%	54.8%
Senior Debt 68	Office	19,450	1M LIBOR + 3.70%	5.5%	58.9%
Senior Debt 69	Multifamily	16,925	1M LIBOR + 4.25%	6.0%	75.0%
Senior Debt 70	Multifamily	14,250	1M LIBOR + 3.65%	5.4%	77.0%
Senior Debt 71	Multifamily	42,000	1M LIBOR + 3.70%	5.5%	63.7%
Senior Debt 72	Hospitality	13,500	1M LIBOR + 4.75%	6.5%	59.9%
Senior Debt 73	Hospitality	10,000	1M LIBOR + 4.95%	6.7%	52.6%
Senior Debt 74	Hospitality	$24,000	1M LIBOR + 4.00%	5.8%	68.0%
Senior Debt 75	Hospitality	$19,700	1M LIBOR + 4.40%	6.2%	72.7%
Senior Debt 76	Hospitality	$18,000	5.75%	5.8%	52.9%
Mezzanine 1	Multifamily	$4,000	12.00%	12.0%	74.5%
Mezzanine 2	Office	$7,000	12.00%	12.0%	78.3%
Mezzanine 3	Multifamily	$3,480	9.50%	9.5%	84.3%
Mezzanine 4	Office	$10,000	10.00%	10.0%	78.7%
Mezzanine 5	Multifamily	$3,000	1M LIBOR + 13.00%	14.8%	77.7%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Mezzanine 6	Multifamily	$8,433	1M LIBOR + 13.00%	14.8%	76.4%
		$1,635,665		6.6%	68.4%
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
(2) Loan to value percentage is from metrics at origination.

The following table shows selected data from our commercial mortgage loans, held-for-sale, measured at fair value (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate	Effective Yield	Loan to Value (1)
TRS Senior 1	Industrial	$9,600	5.11%	5.1%	49.7%
TRS Senior 2	Retail	5,830	4.90%	4.9%	50.0%
TRS Senior 3	Multifamily	5,937	5.01%	5.0%	71.7%
TRS Senior 4	Multifamily	3,958	5.01%	5.0%	71.7%
TRS Senior 5	Multifamily	4,500	5.53%	5.5%	66.0%
TRS Senior 6	Retail	13,375	5.19%	5.2%	54.1%
TRS Senior 7	Retail	14,750	5.25%	5.3%	65.6%
TRS Senior 8	Office	6,500	5.30%	5.3%	59.1%
TRS Senior 9	Hospitality	4,526	5.63%	5.6%	64.7%
		68,976		n/m	60.1%
________________________
(1) Loan to value percentage is from metrics at origination.
n/m - not meaningful.

Results of Operations
Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017
We conduct our business through the following segments:

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

•
The real estate conduit business operated through the Company's TRS, which is focused on generating risk-adjusted returns by originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market at a profit.

Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt and real estate securities segments.

The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018			2017
	Average Carrying Value(1)	Interest Income / Expense(2)	WA Yield / Financing Cost(3)(4)	Average Carrying Value(1)	Interest Income / Expense(2)	WA Yield / Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$1,535,788	$28,515	7.4%	$1,064,405	$18,208	6.8%
Real estate conduit	78,833	893	4.5%	—	—	—%
Real estate securities	—	—	n/a	43,745	671	6.1%
Total	$1,614,621	$29,408	7.3%	$1,108,150	$18,879	6.8%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$313,509	$4,212	5.4%	$280,468	$2,824	4.0%
Other financing - commercial mortgage loans	21,242	489	9.2%	—	—	—%
Repurchase agreements - real estate securities	19,542	161	3.3%	63,611	435	2.7%
Collateralized loan obligations	740,796	13,722	7.4%	258,653	2,169	3.4%
Derivative instruments	—	90	n/a	—	—	n/a
Total	$1,095,089	$18,674	6.8%	$602,732	$5,428	3.6%
Net interest income/spread		$10,734	0.5%		$13,451	3.2%
Average leverage %(5)	67.8%			54.4%
Weighted average levered yield(6)			7.6%			8.5%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for three months ended March 31, 2018 and 2017, respectively.
(2) Includes the effect of amortization of premium or accretion of discount and deferred fees.
(3) Calculated as interest income or expense divided by average carrying value.
(4) Annualized.
(5) Calculated by dividing total average interest-bearing liabilities by total average interest-earning assets.
(6) Calculated by taking the sum of (i) the net interest spread multiplied by the average leverage and (ii) the weighted average yield interest-earning assets.
Interest Income
Interest income earned during the three months ended March 31, 2018 was $10.5 million higher compared to the three months ended March 31, 2017. The increase in interest income was due to an increase in the 1 Month LIBOR, the benchmark index for our loans and an increase of $506.5 million in the average carrying value of our interest-earning assets. As of March 31, 2018, our loans had a total carrying value of $1,698.9 million and no CMBS investments, while as of March 31, 2017, our loans had a total carrying value of $1,065.0 million and our CMBS investments had a fair value of $25.7 million.
Interest income earned during the three months ended March 31, 2018 at the TRS was $0.9 million compared to $0.0 million for the three months ended March 31, 2017. The $0.9 million increase in interest income was due to the formation of the TRS in September 2017.
Interest Expense
Interest expense for the three months ended March 31, 2018 was $13.2 million higher compared to the three months ended March 31, 2017. The increase in interest expense was due to an increase in the 1 Month LIBOR, the benchmark index for our financing lines, a $6.4 million non-cash charge of all the remaining unamortized deferred financing costs related to RFT 2015-FL1, and an increase of $492.4 million in the average carrying value of our interest-bearing liabilities, of which approximately $202.3 million is an increase due to the issuance of two CLOs issued in 2017.

Interest expense at the TRS for the three months ended March 31, 2018 at the TRS was $0.8 million compared to $0.0 million for the three months ended March 31, 2017. The $0.8 million increase in interest expense was due to the formation of the TRS in September 2017.
Realized Gain/Loss on Commercial Mortgage Loans Held-for-Sale
Realized loss on commercial mortgage loans held-for-sale for the three months ended March 31, 2018 was $28.0 thousand compared to $0.2 million for the three months ended March 31, 2017. The $0.2 million decrease in realized loss was due to the loss from the sale of one commercial mortgage loan held-for-sale during the three months ended March 31, 2018 versus the sale of two commercial mortgage loans held-for-sale during the three months ended March 31, 2017.
Realized gain on commercial mortgage loans held-for-sale, measured at fair value at the TRS for the three months ended March 31, 2018 was $2.3 million compared to $0.0 million for the three months ended March 31, 2017. The $2.3 million increase in realized gain was due to the sale of fixed-rate commercial real estate loans into the CMBS securitization market during the three months ended March 31, 2018.
Expenses from Operations
Expenses from operations for the three months ended March 31, 2018 and 2017 were made up of the following (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Asset management and subordinated performance fee	$2,241	$2,312
Acquisition fees and acquisition expenses	65	624
Administrative services expenses	3,196	855
Professional fees	2,226	767
Other expenses	1,325	606
Total expenses	$9,053	$5,164
For the three months ended March 31, 2018, expenses were primarily related to asset management and subordinated performance fees, professional fees and administrative services expenses. During the three months ended March 31, 2018 and March 31, 2017, we incurred $2.2 million and $2.3 million of asset management and subordinated performance fees, respectively, a decrease of $0.1 million. The entire $2.2 million and $2.3 million in the asset management and subordinated performance fee line for the three months ended March 31, 2018 and three months ended March 31, 2017 is composed of asset management fees, as there was no subordinated performance fee due to applicable conditions not having been satisfied.
During the three months ended March 31, 2018 and March 31, 2017, we incurred $3.2 million and $0.9 million of administrative services expenses, respectively, an increase of approximately $2.3 million, primarily due to increased insourced expenses related to selecting, evaluating, originating and acquiring investments. Additionally, during the three months ended March 31, 2018 and March 31, 2017 we incurred $2.2 million and $0.8 million of professional fees, respectively, an increase of approximately $1.4 million, primarily due to nominal loan origination activity during the three months ended March 31, 2017 and professional fees incurred related to the Company's TRS segment.

Liquidity and Capital Resources
Our principal demands for cash will be funding our loan investments, payment of fees and reimbursements to the Advisor, the payment of our operating and administrative expenses, continuing debt service obligations, and distributions to our stockholders. We currently believe that we have sufficient liquidity and capital resources available for all anticipated uses, including the origination of loan investments, required debt service and the payment of cash dividends.
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

Repurchase Agreements, Commercial Mortgage Loans
As of March 31, 2018, we have repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), Goldman Sachs Bank USA (the "GS Repo Facility"), U.S. Bank National Association (the "USB Repo Facility"), Barclays Bank PLC (the "Barclays Facility") and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, GS Repo Facility, USB Repo Facility, Barclays Facility, the "Repo Facilities").
The JPM Repo Facility has a maturity date of January 30, 2020 plus a one-year extension at the Company's option and provides up to $520.0 million in advances. The GS Repo Facility has a maturity date of December 27, 2018, with a one-year extension at the Company’s option, which may be exercised upon the satisfaction of certain conditions, and provides up to $250.0 million in advances. The USB Repo Facility matures on July 15, 2020, with two one-year extensions at the option of the Company, which may be exercised upon the satisfaction of certain conditions, and provides up to $100.0 million in advances. The CS Repo Facility matures on August 30, 2018 and provides up to $250.0 million in advances. Prior to the end of each calendar quarter, the Company may request an extension of the termination date for an additional 364 days from the end of such calendar quarter subject to the satisfaction of certain conditions and approvals.
We expect to use advances from these Repo Facilities to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participation interests therein.
As of March 31, 2018 and December 31, 2017, there was $407.0 million and $42.0 million outstanding under the JPM Repo Facility, respectively. As of March 31, 2018 and December 31, 2017, we had $13.5 million and $13.5 million outstanding under the GS Repo Facility, respectively. As of March 31, 2018 and December 31, 2017, we had $80.8 million and $10.1 million outstanding under the CS Repo Facility, respectively. The Company had no advances under the USB Repo Facility as of March 31, 2018 and December 31, 2017.
The Company entered into the Barclays Facility on September 19, 2017.  The Barclays Facility provides for a senior secured $75 million revolving line of credit and bears interest at per annum rates equal to one of two base rates plus an applicable margin. The Barclays Facility has a maturity of September 19, 2019, subject to an extension term of one year, and provides for quarterly interest-only payments, with all principal and interest outstanding being due on the maturity date. The Barclays Facility may be prepaid from time to time and at any time, in whole or in part, without premium or penalty. The Company expects to use advances on the Barclays Facility to finance the origination of eligible loans, including first lien mortgage loans, junior mortgage loans, mezzanine loans, and participation interests therein.  As of March 31, 2018 and December 31, 2017, the Company had no advances under the Barclays Facility.
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. Should the value of the Company’s collateral decrease as a result of deteriorating credit quality, resulting margin calls may cause an adverse change in the Company’s liquidity position.
Other financing - Commercial Mortgage Loans
We entered into a financing arrangement with Pacific Western Bank for term financing (“PWB Financing”) on May 17, 2017. The PWB Financing provided the Company with $36.2 million and is collateralized by a portfolio asset of $54.2 million. The PWB Financing initially matures on June 9, 2019, with two one-year extension option at the Company’s option. As of March 31, 2018 and December 31, 2017, we had $20.9 million and $26.2 million outstanding under the PWB Financing, respectively.
Repurchase Agreements - Real Estate Securities
We entered into various Master Repurchase Agreements ("MRAs") that allow us to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary.

Below is a summary of the Company's MRAs as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	Amount			Weighted Average
Counterparty	Outstanding	Accrued Interest	Collateral Pledged (*)	Interest Rate	Days to Maturity
As of March 31, 2018
J.P. Morgan Securities LLC	$—	$—	$—	N/A	N/A

Total/Weighted Average	$—	$—	$—	N/A	N/A

As of December 31, 2017
J.P. Morgan Securities LLC (1)	$39,035	$11	$56,044	3.32%	26
Total/Weighted Average	$39,035	$11	$56,044	2.50%	26
(1) Collateral includes $56.0 million Tranche C of Company issued CLO held by the Company, which eliminates within the Real estate securities, at fair value line of the consolidated balance sheets as of December 31, 2017, respectively.

On February 15, 2018, we repaid the outstanding amount of $39.0 million.

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
The below table shows the distributions paid on shares outstanding during the three months ended March 31, 2018 and 2017 (dollars in thousands):

Three Months Ended March 31, 2018
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2018	$2,649	$1,242
February 1, 2018	2,665	1,233
March 1, 2018	2,386	1,098
Total	$7,700	$3,573

Three Months Ended March 31, 2017
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 3, 2017	$3,575	$2,007
February 1, 2017	3,560	1,957
March 1, 2017	3,230	1,770
Total	$10,365	$5,734

The following table shows the sources for the payment of distributions to common stockholders for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2018		2017
Distributions:
Cash distributions paid	$7,700		$10,365
Distributions reinvested	3,573		5,734
Total distributions	$11,273		$16,099
Source of distribution coverage:
Net cash (used in)/provided by operating activities	$(32,883)	(291.7)%	$20,329	72.9%
Available cash on hand	40,583	360.0%	1,826	6.5%
Common stock issued under DRIP	3,573	31.7%	5,734	20.6%
Total sources of distributions	$11,273	100.0%	$27,889	100.0%
Cash flows (used in)/provided by operations (GAAP)	$(32,883)		$20,329
Net income (GAAP)	$5,296		$6,049

The following table compares cumulative distributions paid to cumulative net income (in accordance with GAAP) for the period from November 15, 2012 (date of inception) through March 31, 2018 (dollars in thousands):

For the Period from November 15, 2012 (date of inception) to March 31, 2018
Distributions paid:
Common stockholders in cash	$121,606
Common stockholders pursuant to DRIP / offering proceeds	74,048
Total distributions paid	$195,654
Reconciliation of net income:
Net interest income	$185,312
Realized gain (loss) on sale of real estate securities	(1,734)
Realized gain (loss) on sale of commercial mortgage loan	204
Acquisition fees and expenses	(17,370)
Other operating expenses	(74,378)
Net income	92,034
Cash flows provided by operations	$39,389
Cash Flows
Cash Flows for the Three Months Ended March 31, 2018
Net cash used in operating activities for the three months ended March 31, 2018 was $32.9 million. Cash outflows were primarily driven by cash outflows of $123.5 million from origination of commercial mortgage loans, held for sale, measured at fair value, partially offset by $83.1 million of proceeds from the sale of commercial mortgage loans, held for sale.
Net cash used in investing activities for the three months ended March 31, 2018 was $224.8 million. Cash outflows of $374.7 million was due to new originations and purchases of commercial mortgage loans, held for investment. This was partially offset by $149.7 million of proceeds from principal repayments received on commercial mortgage loans, held for investment.
Net cash provided by financing activities for the three months ended March 31, 2018 was $233.8 million. Cash inflows were primarily driven by $435.6 million from net borrowings on the Repo Facilities repurchase agreements offset by cash outflows of $142.0 million on repayments on collateralized loan obligations and net payments of $39.0 million on our CMBS MRAs.

Cash Flows for the Three Months Ended March 31, 2017
Net cash provided by operating activities for the three months ended March 31, 2017 was $20.3 million. Cash inflows were primarily driven by net income of $6.0 million and $11.8 million of proceeds from sale of commercial mortgage loans, held for sale.
Net cash provided by investing activities for the three months ended March 31, 2017 was $10.9 million. Cash inflows were primarily driven by proceeds from the sale of real estate securities of $24.7 million and principal repayments of $80.1 million, offset by additional funding of $93.9 million on existing loans.
Net cash used in financing activities for the three months ended March 31, 2017 was $0.8 million. Cash outflows were primarily driven by $83.3 million from net borrowings on the Repo Facilities offset by $14.5 million from net payment on our CMBS MRAS, the payment of $10.4 million in cash distributions paid to stockholders, $9.5 million of stock repurchase and repayments on collateralized loan obligations of $49.5 million.
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
Contractual Obligations and Commitments
Our contractual obligations, excluding expected interest payments, as of March 31, 2018 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$33,339	$59,724	$98,914	$—	$191,977
JPM Repo Facility	—	406,996	—	—	406,996
GS Repo Facility	13,500	—	—	—	13,500
CS Repo Facility	80,814	—	—	—	80,814
CLOs (2)	—	—	—	700,862	700,862
PWB Financing	—	20,910	—	—	20,910
Total	$127,653	$487,630	$98,914	$700,862	$1,415,059
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $16.0 million of Tranche E notes and $14.9 million of Tranche F notes issued by 2017-FL2 Issuer, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of March 31, 2018 and December 31, 2017.
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
Pursuant to the amended Advisory Agreement, the Advisor and/or its affiliates are required to acquire equity securities of the Company equal to a purchase price of not less than $10 million, subject to certain conditions, for which, the Advisor and its affiliates on February 14, 2018, have committed to purchase $32.1 million of common stock. During the term of the amended Advisory Agreement, the Advisor shall not, directly or indirectly, manage or advise another REIT that is engaged in the business of the Company in any geographical region in which the Company has a significant investment, or provide any services related to fixed-rate conduit lending to any other person, subject to certain conditions.
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
The Purchase Agreements provide that the purchase price for the shares of common stock shall be equal to 90% of GAAP book value per share of the common stock as of March 31, 2018 (“Book Value”). However, in consideration of them being the first investors to commit to purchase shares in the offering, the Company agreed to sell the shares to the Manager Investors at 88% of Book Value. The Company further agreed that if subsequent investors in the offering are permitted to acquire common stock for less than 90% of Book Value, the effective purchase price of the Manager Investors will be subject to downward adjustment. The Purchase Agreements also provide that the Company will enter into a liquidity event, such as a listing of the common stock, within three years of the Commitment Date, subject to certain restrictions. The Purchase Agreements contain customary representations, warranties and covenants and indemnification provisions.
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
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three months ended months ended March 31, 2018 and 2017 and the associated payable as of March 31, 2018 and December 31, 2017 (dollars in thousands).
See Note 9 - Related Party Transactions and Arrangements for further detail.

	Three Months Ended March 31,		Payable as of
	2018	2017	March 31, 2018	December 31, 2017
Total compensation and reimbursement for services provided by the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager	$—	$—	$480	$480
Acquisition fees and expenses(1)	65	624	—	—
Administrative services expenses	3,196	855	1,596	3,480
Advisory and investment banking fee	—	—	—	—
Asset management and subordinated performance fee	2,241	2,312	741	2,315
Other related party expenses	199	48	153	146
Total	$5,701	$3,839	$2,970	$6,421
________________________
(1) Total acquisition fees and expenses paid during the three months ended March 31, 2018 and March 31, 2017 were $1.9 million and $1.4 million respectively, of which $1.9 million and $0.8 million were capitalized within the commercial mortgage loans, held for investment line of the Company's consolidated balance sheet.
The payables as of March 31, 2018 and December 31, 2017 in the table above are included in Due to affiliates on our consolidated balance sheets.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements as of March 31, 2018 and through the date of the filing of this Form 10-Q.

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

The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Funds From Operations:
Net income (GAAP)	$5,296	$6,049
Funds from operations	$5,296	$6,049
Modified Funds From Operations:
Funds from operations	$5,296	$6,049
Accretion of premiums, discounts and fees on investments, net	(1,006)	(634)
Acquisition fees	65	624
Unrealized (gain) loss on financial instruments	(438)	—
Loan loss (recovery)/provision	82	612
Modified funds from operations(1)	$3,999	$6,651
__________________________
(1) Modified funds from operations of $4.0 million includes a non-cash charge of $6.4m related to the call RFT 2015-FL1 CLO on February 15, 2018. Excluding this non-cash charge, modified funds from operations would have been $10.4 million.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
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
As of March 31, 2018 and December 31, 2017, our portfolio included 77 and 64 variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	March 31, 2018	December 31, 2017
(-) 25 Basis Points	(1.51)%	(1.61)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	3.02%	3.23%
(+) 100 Basis Points	6.04%	6.45%
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
Refer to Note 9 - Related Party Transactions and Arrangements to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the stock purchase agreements we entered into with certain institutional investors, certain officers of the Company, and certain owners, employees and associates of the Advisor and its affiliates in February 2018 pursuant to which such persons committed to buy shares of our common stock. As of May 14, 2018, the Company has not sold any shares pursuant to these purchase agreements.

Issuer Purchases of Equity Securities
Share repurchase activity under the SRP during the three months ended March 31, 2018 was as follows:

	Number of Shares Repurchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2018	421,809	$18.56	421,809	(1)
February 1 - February 28, 2018	—	N/A	—	(1)
March 1 - March 31, 2018	—	N/A	—	(1)
Total	421,809			(1)

(1) The Company's board of directors unanimously approved an amended and restated share repurchase program (the “SRP”), which became effective on February 28, 2016. Repurchases pursuant to the SRP, when requested, generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Funding for repurchases pursuant to the SRP for any given fiscal semester will be limited to proceeds received during that same fiscal semester through the issuance of common stock pursuant to any DRIP in effect from time to time, provided that the Company's board of directors has the power, in its sole discretion, to determine the amount of shares repurchased during any fiscal semester as well as the amount of funds to be used for that purpose. See Note 7 - Common Stock to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion of our SRP.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1
Amended and Restated Advisory Agreement, dated as of January 19, 2018, by and among Benefit Street Partners Realty Trust, Benefit Street Partners Realty Operating Partnership, L.P. and Benefit Street Partners, L.L.C. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 23, 2018)

10.2	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on February 16, 2018)
10.3
Indenture, dated as of April 5, 2018, by and among BSPRT 2018-FL3 Issuer, Ltd., BSPRT 2018-FL3 Co-Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator and custodian (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 11, 2018).

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

101*
Quarterly Report on Form 10-Q for the three months ended March 31, 2018, formatted in XBRL: (i) the consolidated Balance Sheets, (ii) the consolidated Statements of Operations, (iii) the consolidated Statements of Comprehensive Income, (iv) the consolidated Statement of Changes in Stockholders' Equity, (v) the consolidated Statements of Cash Flows and (vi) the Notes to the consolidated Financial Statements

____________________________________________
* Filed herewith.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

Dated: May 14, 2018	By: /s/ Richard J. Byrne Name: Richard J. Byrne Title: Chief Executive Officer and President (Principal Executive Officer)

Dated: May 14, 2018	By: /s/ Jerome S. Baglien Name: Jerome S. Baglien Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)