Form 10-Q
period 2018-06-30
Benefit Street Partners Realty Trust, Inc.
filed 2018-08-10
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2018
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of July 31, 2018 was 33,966,490.

i

PART I
Item 1. Consolidated Financial Statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)

	June 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Cash and cash equivalents	$39,201	$83,711
Restricted cash	9,827	7,997
Commercial mortgage loans, held for investment, net of allowance of $3,902 and $1,466	1,907,653	1,402,046
Commercial mortgage loans, held-for-sale, measured at fair value	102,258	28,531
Real estate securities, available-for-sale, at fair value	26,792	—
Derivative instruments, at fair value	660	132
Receivable for loan repayment (1)	48,172	49,085
Accrued interest receivable	10,207	8,152
Prepaid expenses and other assets	2,903	4,007
Total assets	$2,147,673	$1,583,661
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$1,172,974	$826,150
Repurchase agreements - commercial mortgage loans	304,975	65,690
Repurchase agreements - real estate securities	10,600	39,035
Other financing - commercial mortgage loans	—	25,698
Derivative instruments, at fair value	252	357
Interest payable	2,783	1,544
Distributions payable	3,806	3,917
Accounts payable and accrued expenses	4,858	4,510
Payable to broker dealers	13,500	—
Due to affiliates	4,525	6,421
Total liabilities	$1,518,273	$973,322
Commitment and Contingencies (See Note 8)
Redeemable convertible preferred stock Series A, $0.01 par value, 20,000 authorized, 2,255 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	11,277	—
Equity:
Preferred stock, $0.01 par value, 49,980,000 authorized, none issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.01 par value, 949,999,000 shares authorized, 32,620,659 and 31,834,072 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	328	320
Additional paid-in capital	717,175	704,101
Accumulated other comprehensive income (loss)	(23)	—
Accumulated deficit	(99,357)	(94,082)
Total stockholders' equity	618,123	610,339
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$2,147,673	$1,583,661
(1) Includes $48.2 million and $48.7 million of cash held by servicer related to CLO loan payoffs as of June 30, 2018 and December 31, 2017, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Interest income	$34,127	$20,843	$63,535	$39,722
Less: Interest expense	14,389	7,717	33,063	13,145
Net interest income	19,738	13,126	30,472	26,577
Expenses:
Asset management and subordinated performance fee	2,266	2,341	4,507	4,653
Acquisition fees and acquisition expenses	51	1,866	116	2,490
Administrative services expenses	3,125	950	6,321	1,805
Professional fees	2,021	1,205	4,247	1,972
Other expenses	1,797	756	3,122	1,362
Total expenses	9,260	7,118	18,313	12,282
Other (income)/loss:
Loan loss (recovery)/provision	2,354	(193)	2,436	419
Realized (gain)/loss on commercial mortgage loans held-for-sale	—	1,718	28	1,965
Realized (gain)/loss on commercial mortgage loans held-for-sale, measured at fair value	(4,042)	—	(6,346)	—
Realized (gain)/loss on sale of real estate securities	—	(201)	—	(172)
Unrealized (gain)/loss on commercial mortgage loans held-for-sale	—	(1,597)	—	(247)
Unrealized (gain)/loss on commercial mortgage loans held-for-sale, measured at fair value	(70)	—	(705)	—
Unrealized (gain)/loss on derivatives	(87)	—	110	—
Realized (gain)/loss on derivatives	(271)	—	(1,517)	—
Total other (income)/loss	$(2,116)	$(273)	$(5,994)	$1,965
Income/(loss) before taxes	12,594	6,281	18,153	12,330
Provision for income tax	492	—	755	—
Net income	$12,102	$6,281	$17,398	$12,330
Less: Preferred stock dividends	$(16)	$—	$(16)	$—
Net income applicable to common stock	$12,086	$6,281	$17,382	$12,330

Basic net income per share	$0.38	$0.20	$0.55	$0.39
Diluted net income per share	$0.38	$0.20	$0.55	$0.39
Basic weighted average shares outstanding	31,762,199	31,850,897	31,717,328	31,796,504
Diluted weighted average shares outstanding	31,820,527	31,860,444	31,753,891	31,806,170

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$12,102	$6,281	$17,398	$12,330
Unrealized gain/(loss) on available-for-sale securities	(23)	(440)	(23)	948
Comprehensive income attributable to Benefit Street Partners Realty Trust, Inc.	$12,079	$5,841	$17,375	$13,278

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2017	31,834,072	$320	$704,101	$—	$(94,082)	$610,339
Issuance of common stock	834,537	8	13,715	—	—	13,723
Common stock repurchases	(421,809)	(4)	(7,826)	—	—	(7,830)
Common stock issued through distribution reinvestment plan	373,859	4	7,105	—	—	7,109
Share-based compensation	—	—	80	—	—	80
Net income	—	—	—	—	17,398	17,398
Distributions declared	—	—	—	—	(22,673)	(22,673)
Other comprehensive income	—	—	—	(23)	—	(23)
Balance, June 30, 2018	32,620,659	$328	$717,175	$(23)	$(99,357)	$618,123

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$17,398	$12,330
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(1,916)	(1,159)
Accretion of deferred commitment fees	(856)	(1,124)
Amortization of deferred financing costs	9,636	2,366
Share-based compensation	80	15
Change in unrealized losses on commercial mortgage loans held-for-sale	—	(247)
Change in unrealized losses on commercial mortgage loans held-for-sale, measured at fair value	(705)	—
Change in unrealized (gain)/losses on derivative instruments	110	—
Loan loss (recovery)/provision	2,436	419
Origination of commercial mortgage loans, held-for-sale	(317,372)	—
Proceeds from sale of commercial mortgage loans, held-for-sale	244,369
Changes in assets and liabilities:
Accrued interest receivable	(1,199)	849
Prepaid expenses and other assets	(1,354)	1,799
Accounts payable and accrued expenses	348	935
Due to affiliates	(1,896)	(203)
Interest payable	1,239	90
Net cash (used in)/provided by operating activities	$(49,682)	$16,070
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(815,737)	$(395,929)
Principal repayments received on commercial mortgage loans, held for investment	310,525	137,767
Purchase of real estate securities	(13,316)	—
Proceeds from sale of real estate securities	—	34,888
Proceeds from sale of commercial mortgage loans	—	67,586
Purchase of derivative instruments	(520)	—
Net cash (used in)/provided by investing activities	$(519,048)	$(155,688)
Cash flows from financing activities:
Proceeds from issuances of redeemable convertible preferred stock	$11,277	$—
Proceeds from issuances of common stock	13,723	—
Common stock repurchases	(7,830)	(9,449)
Borrowings under collateralized loan obligations	488,000	339,500
Repayments of collateralized loan obligations	(141,950)	(81,270)
Borrowings on repurchase agreements - commercial mortgage loans	1,172,407	266,579
Repayments of repurchase agreements - commercial mortgage loans	(933,121)	(346,748)
Borrowings on repurchase agreements - real estate securities	49,746	245,532
Repayments of repurchase agreements - real estate securities	(78,181)	(263,100)
Borrowings on other financing - commercial mortgage loans	—	36,200
Repayments on other financing - commercial mortgage loans	(26,182)	—
Payments of deferred financing costs	(6,164)	(10,678)
Distributions paid	(15,675)	(21,215)
Net cash (used in)/provided by financing activities	$526,050	$155,351

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Net change in cash, cash equivalents and restricted cash	$(42,680)	$15,733
Cash, cash equivalents and restricted cash beginning of period	91,708	123,069
Cash, cash equivalents and restricted cash, end of period	$49,028	$138,802

Supplemental disclosures of cash flow information:
Interest paid	$22,188	$12,258
Taxes paid	340	—
Supplemental disclosures of non-cash flow information:
Payable to broker dealers for purchase of real estate securities	$13,500	$—
Distributions payable	3,806	5,432
Common stock issued through distribution reinvestment plan	7,109	11,393
Loans transferred to commercial real estate loans, held-for-sale, transferred at fair value	—	57,513

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$39,201	$133,258
Restricted cash	9,827	5,544
Cash, cash equivalents and restricted cash, end of period	$49,028	$138,802

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
Certain prior-period amounts have been reclassified to conform to current presentation. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. The current period’s results of operations will not necessarily be indicative of results in any subsequent reporting period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2017, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2018. There have been no significant changes to the Company's significant accounting policies during the three months and six months ended June 30, 2018.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
Acquisition Fees and Acquisition Expenses
Acquisition fees and acquisition expenses paid to the Company's Advisor in connection with the origination and acquisition of commercial mortgage loan investments and acquisition of real estate securities are evaluated based on the nature of the expense to determine if they should be expensed in the period incurred or capitalized and amortized over the life of the investment. The Company capitalizes certain direct costs relating to loan origination and acquisition activities and real estate securities acquisitions. Such costs are amortized over the life of the investment.
Until September, 2017 the Company incurred both acquisition fees and acquisition expenses payable to the Advisor. Since September 2017, pursuant to the terms of the Advisory Agreement, the Advisor is no longer entitled to acquisition fees but continues to be entitled to reimbursement for acquisition expenses.
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
Held-for-Sale - Commercial mortgage loans that are intended to be sold in the foreseeable future are reported as held-for-sale and are transferred at fair value and recorded at the lower of cost or fair value with changes recorded through the statements of operations. Unamortized loan origination costs for commercial mortgage loans held-for-sale that are carried at the lower of cost or fair value are capitalized as part of the carrying value of the loans and recognized upon the sale of such loans. Amortization of origination costs ceases upon transfer of commercial mortgage loans to held-for-sale. During the six months ended June 30, 2018, the Company originated a $3.7 million commercial mortgage loan held-for-sale and sold it during the period for net proceeds of approximately $3.7 million.
Held-for-Sale, Accounted for Under the Fair Value Option - The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, and written loan commitments. The Company has elected to measure commercial mortgage loans held-for-sale in the Company's TRS under the fair value option. These commercial mortgage loans are included in Commercial mortgage loans, held-for-sale, measured at fair value in the

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

consolidated balance sheet. Interest income received on commercial mortgage loans held-for-sale is recorded on the accrual basis of accounting and is included in interest income in the consolidated statements of operations.
As of June 30, 2018, the fair value amount and the contractual principal outstanding of commercial mortgage loans accounted for under the fair value option was $102.3 million and $101.6 million, respectively. As of December 31, 2017, the fair value amount and the contractual principal outstanding of commercial mortgage loans accounted for under the fair value option was $28.5 million. None of the Company's commercial mortgage loans accounted for under the fair value option are in default or are greater than ninety days past due. For the three and six months ended June 30, 2018, the Company realized a gain of $4.0 million and $6.3 million, respectively, relating to the sale of commercial mortgage loans that are accounted for under the fair value option. The Company did not have any realized gain or loss relating to the sale of commercial mortgage loans that are accounted for under the fair value option for the three and six months ended June 30, 2017.
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
The Company designates non-performing loans at such time as (i) loan payments become 90-days past due; (ii) the loan has a maturity default; or (iii) in the opinion of the Company, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan. Income recognition will be suspended when a loan is designated non-performing and resumed only when the suspended loan becomes contractually current and performance is demonstrated to have resumed. Any interest received for loans in non-performing status will be applied as a reduction to the unpaid principal balance. A loan will be written off when it is no longer realizable and legally discharged.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a taxable year, it will not be subject to U.S. federal income tax on the REIT taxable income that it distributes. The Company did not have any undistributed REIT taxable income for the period ended June 30, 2018 and therefore, has not provided for REIT U.S. federal income tax expense. However, even if the Company qualifies for taxation as a REIT, the Company and its subsidiaries may be subject to a variety of taxes, including payroll taxes and certain state and local income, property, excise and franchise taxes. The Company could also be subject to U.S. federal income tax in certain circumstances.
The Company owns a subsidiary that has elected to be treated as a TRS for U.S. federal, state and local income taxes, where applicable, as a C-corporation. TRSs can participate in certain activities from which REITs are generally precluded, as long as these activities meet specific criteria and are conducted within the parameters of certain limitations established by the Internal Revenue Code ("the Code"). For U.S. federal income tax purposes, the Company’s TRS is not consolidated with the Company, but instead taxed as a separate C-corporation.
For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRS. The Company's TRS recognized pre-tax income of approximately $2.8 million and $4.6 million for the three and six months ended June 30, 2018, respectively, and U.S. federal, state and local income tax expense of $0.5 million and $0.8 million for the three and six months ended June 30, 2018. These amounts have been included on the accompanying consolidated statements of operations. The Company's TRS did not have any pre-tax income or tax expense for the three and six months ended June 30, 2017, respectively.
The Company’s tax returns are subject to audit by taxing authorities. Generally, as of June 30, 2018, the tax years 2014, 2015, 2016 and 2017 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. Under GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement.
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
Commencing in taxable years beginning after December 31, 2017, Section 163(j) of the Code, as amended by TCJA, limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” ("ATI") subject to certain exceptions. The Company does not expect to be subject to this limitation because it does not expect to have interest expense in excess of the sum of its interest income and 30% of its ATI. However, the limitation could cause the Company’s TRS or any other TRS it forms to have greater taxable income and thus potentially greater corporate tax liability.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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
Per Share Data
The Company calculates basic earnings per share by dividing net income applicable to common stock for the period by the weighted-average number of shares of common stock outstanding for that period. Diluted earnings per share reflects the potential dilution that could occur from shares outstanding if potential shares of common stock with a dilutive effect have been issued in connection with the restricted stock plan or upon conversion of the outstanding shares of the Company's redeemable convertible preferred stock, except when doing so would be anti-dilutive.
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

•
The real estate securities business which is focused on investing in and asset managing commercial real estate securities primarily consist of CMBS and may include unsecured REIT debt, CDO notes and other securities.

•
The real estate conduit operated business through the Company's TRS, which is focused on originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market at a profit.

See Note 13 - Segment Reporting for further information regarding the Company's segments.
Redeemable Convertible Preferred Stock
The Company’s redeemable convertible preferred stock Series A (the “Preferred Stock”) is classified outside of permanent equity in the consolidated balance sheets. This classification is applicable because, subject to certain conditions, the Preferred Stock is redeemable at the option of the holder of Preferred Stock, outside of the control of the Company. As described in more detail below, the Preferred Stock is redeemable for shares of the Company's common stock, $0.01 par value per share (the "Common Stock") at the option of the shareholder upon a change of control (as defined below) or after the sixth anniversary of the date of issuance. A change in control of the Company outside of the Company’s control is possible if any person acquires more than 50% of the total economic interests or voting power of all securities of the Company, other than in a liquidity event.
As set forth in the Articles Supplementary (the “Articles Supplementary”) to the Company’s Articles of Amendment and Restatement, shares of Preferred Stock rank senior to shares of Common Stock with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up of the Company. Dividends payable on each share of Preferred Stock will be equal to the greater of (i) an amount equal to $16.67 per share and (ii) the monthly dividend that would have been paid had such share of Preferred Stock been converted to a share of Common Stock, subject to proration in the event that such share of Preferred Stock was not outstanding for the full month.
Immediately prior to a “Liquidity Event”, each outstanding share of Preferred Stock shall convert (the “Mandatory Conversion”) into 299.2 shares of Common Stock, subject to anti-dilution adjustments (the “Conversion Rate”). A “Liquidity Event” is defined as (i) the listing of the Common Stock on a national securities exchange or quotation on an electronic inter-dealer quotation system; (ii) a merger or business combination involving the Company pursuant to which outstanding shares Common Stock are exchanged for securities of another company which are listed on a national securities exchange or quoted on

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

an electronic inter-dealer quotation system; or (iii) any other transaction or series of transaction that results in all shares of Common Stock being transferred or exchange for cash or securities which are listed on a national securities exchange or quoted on an electronic inter-dealer quotation system. If there has not been a Liquidity Event within six years from the initial issuance of the Preferred Stock, each holder of Preferred Stock shall have the right to convert all, but not less than all, of the Preferred Stock held by such holder into Common Stock at the Conversion Rate. Each holder also has the option to convert its shares of Preferred Stock into Common Stock upon a change in control (as defined in the Articles Supplementary) of the Company. In addition, neither the Company nor a holder of shares of Preferred Stock may redeem shares of the Preferred Stock until six years from the initial issuance of the Preferred Stock, except in cases of a change in control (as defined in the Articles Supplementary).
Holders of the Preferred Stock are entitled to vote on each matter submitted to a vote of the stockholders of the Company upon which the holders of Common Stock are entitled to vote, upon which the holders of the Preferred Stock and holders of the Common Stock shall vote together as a single class. The number of votes applicable to a share of Preferred Stock will be equal to the number of shares of Common Stock a share of Preferred Stock could have been converted into as of the record date set for purposes of such stockholder vote (rounded down to the nearest whole number of shares of Common Stock). In addition, the affirmative vote of the holders of two-thirds of the outstanding shares of Preferred Stock is required to approve the issuance of any equity securities senior to the Preferred Stock and to take certain actions materially adverse to the holders of the Preferred Stock.
Beneficial Conversion Feature
The intrinsic value of a beneficial conversion feature (“BCF”) inherent to a convertible preferred stock, which is not bifurcated and accounted for separately from convertible preferred stock and may not be settled in cash upon conversion, is treated as discount to the convertible preferred stock. This discount is amortized over the period from date of issuance to the first conversion date using the effective interest method. If the preferred stock is converted prior for any reasons, the unamortized discount is immediately recognized as a deemed dividend. In general, BCF is measured by comparing the effective conversion price to the fair value of Common Stock at the commitment date to be received upon conversion.
On June 25, 2018, the Company issued 2,255 shares of Preferred Stock for an aggregate purchase price of $11.3 million. As of June 30, 2018, the remaining commitment pursuant to the purchase agreements for Preferred Stock is $68.1 million. The convertible feature on the Preferred Stock was offered at a discount to the $18.99 book value per share of Common Stock as of March 31, 2018, which created a BCF. The Company recognized a BCF of $1.3 million at the date the Preferred Shares were issued within redeemable convertible preferred stock Series A in the consolidated balance sheets. This BCF will be amortized over a six year period, from June 25, 2018 to June 25, 2024, using the effective yield method as a deemed dividend.
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
In November 2016, the FASB issued guidance on the classification of restricted cash in the statement of cash flows. The amendment requires restricted cash to be included in the beginning-of-period and end-of-period total cash amounts. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. The Company adopted this guidance on January 1, 2018 and applied the guidance retrospectively to our prior period consolidated statement of cash flows.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans, held-for-investment, carrying values by class (dollars in thousands):

	June 30, 2018	December 31, 2017
Senior loans	$1,874,782	$1,368,425
Mezzanine loans	36,773	35,087
Total gross carrying value of loans	$1,911,555	$1,403,512
Less: Allowance for loan losses	3,902	1,466
Total commercial mortgage loans, held for investment, net	$1,907,653	$1,402,046
The following table presents the activity in the Company's allowance for loan losses (dollars in thousands):

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Beginning of period	$1,466	$2,181
Loan loss (recovery)/provision (1)	2,436	(715)
Charge-offs	—	—
Recoveries	—	—
Ending allowance for loan losses	$3,902	$1,466
(1) Includes $2.8 million loan loss provision specifically reserved on one loan in non-performing status as of June 30, 2018.

As of June 30, 2018 and December 31, 2017, the Company's total commercial mortgage loan portfolio, excluding commercial mortgage loans accounted for under the fair value option, comprised of 94 and 69 loans, respectively.
The following table represents the composition by loan type of the Company's commercial mortgage loans portfolio, excluding commercial mortgage loans, held-for-sale, measured at fair value (dollars in thousands).

	June 30, 2018		December 31, 2017
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$849,577	44.2%	$505,189	35.9%
Office	416,468	21.7%	455,698	32.4%
Retail	255,830	13.3%	209,598	14.9%
Hospitality	317,976	16.6%	184,025	13.1%
Industrial	53,208	2.8%	53,208	3.7%
Self-Storage	26,632	1.4%	—	—%
Total	$1,919,691	100.0%	$1,407,718	100.0%
As of June 30, 2018 and December 31, 2017, the Company's total commercial mortgage loans, held-for-sale, measured at fair value comprised of 10 and 3 loans, respectively.
The following table represents the composition by loan type of the Company's commercial mortgage loans, held-for-sale, measured at fair value (dollars in thousands).

	June 30, 2018		December 31, 2017
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$15,550	15.3%	$28,531	100.0%
Retail	38,100	37.5%	—	—%
Hospitality	16,443	16.2%	—	—%
Office	31,460	31.0%	—	—%
Total	$101,553	100.0%	$28,531	100.0%

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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
All commercial mortgage loans, excluding loans classified as commercial mortgage loans, held-for-sale, measured at fair value within the consolidated balance sheet, are assigned an initial risk rating of 2.0. As of June 30, 2018 and December 31, 2017, the weighted average risk rating of loans was 2.2 and 2.2, respectively. As of June 30, 2018 the Company had one loan with an unpaid principal balance of $16.8 million and fair value of $13.7 million in non-performing status. The Company applied interest received in the three months ended June 30, 2018 of $0.3 million on this loan as a reduction to the unpaid principal balance. In the three and six months ended June 30, 2018, the Company recorded a $2.8 million asset-specific reserve included in loan loss (recovery) provision on the consolidated statement of operations. As of December 31, 2017, the Company did not have any loans that were past due on their payments, in non-performing status or impaired.
For the six months ended June 30, 2018 and year ended December 31, 2017, the activity in the Company's commercial mortgage loans, held-for-investment portfolio was as follows (dollars in thousands):

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Balance at Beginning of Year	$1,402,046	$1,046,556
Acquisitions and originations	821,584	837,861
Principal repayments	(309,612)	(381,933)
Discount accretion and premium amortization	1,916	2,554
Loans transferred to commercial real estate loans, held-for-sale	—	(100,005)
Net fees capitalized into carrying value of loans	(5,845)	(3,702)
Loan loss recovery/(provision)	(2,436)	715
Balance at End of Period	$1,907,653	$1,402,046

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 4 - Real Estate Securities
The following is a summary of the Company's real estate securities, CMBS (in thousands):

		Weighted Average
	Number of Investments	Interest Rate	Maturity	Par Value	Fair Value
June 30, 2018	2	4.6%	December 2023	$26,750	$26,792
December 31, 2017	—	—%	n/a	—	—
The Company classified its CMBS as available-for-sale as of June 30, 2018. The investment is reported at fair value in the consolidated balance sheet with changes in fair value recorded in "accumulated other comprehensive income or loss".
In June 2018, the Company settled on a trade to purchase $13.3 million face amount of CMBS at fair value. This transaction was financed with a $10.6 million repurchase agreement.

In June 2018, the Company entered into a trade to purchase $13.5 million face amount of CMBS at fair value. This trade settled in July 2018.
The following table shows the amortized cost, unrealized gains/losses and fair value of the Company's CMBS investments as of June 30, 2018 and December 31, 2017 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2018	$26,815	$17	$(40)	$26,792
December 31, 2017	—	—	—	—
As of June 30, 2018, the Company held two CMBS positions with an aggregate carrying value of $26.8 million, and a net unrealized loss of $0.02 million. As of December 31, 2017, the Company held no CMBS positions.
The following table provides information on the amounts of gains (losses) on the Company's real estate securities, CMBS, available-for-sale (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Unrealized gains (losses) available-for-sale securities	$(23)	$(570)	$(23)	$467
Reclassification of net (gains) losses on available-for-sale securities included in net income (loss)	—	130	—	481
Unrealized gains (losses) available-for-sale securities, net of reclassification adjustment	$(23)	$(440)	$(23)	$948
The amounts reclassified for net (gain) loss on available-for-sale securities are included in the realized (gain) loss on sale of real estate securities in the Company's consolidated statements of operations.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 5 - Debt
Repurchase Agreements - Commercial Mortgage Loans
The Company entered into repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), Goldman Sachs Bank USA (the "GS Repo Facility"), U.S Bank National Association (the "USB Repo Facility"), and Credit Suisse AG (the "CS Repo Facility" ) and together with JPM Repo Facility, GS Repo Facility, USB Repo Facility (the "Repo Facilities").
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
The details of the Company's Repo Facilities and the Barclays Facility at June 30, 2018 and December 31, 2017 are as follows (dollars in thousands):

As of June 30, 2018				Ending Weighted Average Interest Rate	Term Maturity
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)
JPM Repo Facility (2)	$520,000	$112,283	$4,291	4.13%	1/30/2020
GS Repo Facility (3)	250,000	—	257	n/a	12/27/2018
USB Repo Facility (4)	100,000	14,651	160	3.85%	6/15/2020
CS Repo Facility (5)	250,000	121,041	2,379	4.39%	6/19/2019
Barclays Facility (6)	75,000	57,000	681	6.82%	9/19/2019
Total	$1,195,000	$304,975	$7,768
__________________________
(1) For the six months ended June 30, 2018. Includes amortization of deferred financing costs.
(2) On January 30, 2018 the committed financing amount was upsized from $300 million to $520 million and the maturity date was amended to January 30, 2020. Includes a one-year extension at the Company's option.
(3) Includes a one-year extension at the Company’s option, which may be exercised upon the satisfaction of certain conditions.
(4) Includes two one-year extensions at the option of an indirect wholly-owned subsidiary of the Company, which may be exercised upon the satisfaction of certain conditions.
(5) On June 20, 2018, the Company exercised the extension option upon the satisfaction of certain conditions, and extended the term maturity to June 19, 2019.
(6) Includes a one-year extension at the Company's option.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

As of December 31, 2017				Ending Weighted Average Interest Rate	Term Maturity
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)
JPM Repo Facility (2)	$300,000	$42,042	$5,500	3.48%	6/12/2019
GS Repo Facility (3)	250,000	13,500	2,200	3.74%	12/27/2018
USB Repo Facility (4)	100,000	—	20	N/A	6/15/2020
CS Repo Facility (5)	250,000	10,148	—	N/A	8/30/2018
Barclays Facility (6)	75,000	—	—	N/A	9/19/2019
Total	$975,000	$65,690	$7,720
_______________________
(1) For the six months ended June 30, 2017. Includes amortization of deferred financing costs.
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
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. Should the value of the Company’s collateral decrease as a result of deteriorating credit quality, resulting margin calls may cause an adverse change in the Company’s liquidity position. As of June 30, 2018 and December 31, 2017, the Company is in compliance with all debt covenants.
Other financing - Commercial Mortgage Loans
The Company entered into a financing arrangement with Pacific Western Bank for term financing (“PWB Financing”) on May 17, 2017. The PWB Financing provided the Company with $36.2 million and is collateralized by a portfolio asset of $54.2 million. The PWB Financing accrued interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of 4.0%. The PWB Financing had initial maturity date of June 9, 2019, with two one-year extension options at the Company’s option. As of June 30, 2018 the Company had paid off the outstanding balance on the PWB Financing line. As of December 31, 2017, the Company had $26.2 million of outstanding principal under the PWB Financing. The Company incurred $1.2 million of interest expense on the PWB Financing for the six months ended June 30, 2018, including amortization of deferred financing costs.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Below is a summary of the Company's MRAs as of June 30, 2018 and December 31, 2017 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged	Interest Rate	Days to Maturity
As of June 30, 2018
JP Morgan Securities LLC	$10,600	$26	$13,250	3.36%	3
Total	$10,600	$26	$13,250	3.36%	3

				Weighted Average
	Amount Outstanding	Accrued Interest	Collateral Pledged (*)	Interest Rate	Days to Maturity
As of December 31, 2017
JP Morgan Securities LLC	$39,035	$11	$56,044	3.32%	26
Total	$39,035	$11	$56,044	3.32%	26
_______________________
* Includes $56.0 million Tranche C of RFT 2015-FL1 CLO held by the Company, which eliminates within the Real estate securities, at fair value line of the consolidated balance sheets as of December 31, 2017.
Collateralized Loan Obligations
On February 15, 2018, the Company called all of the outstanding notes issued by RFT 2015-FL1. The outstanding principal of the notes on the date of the call was $145 million. The Company recognized all the remaining unamortized deferred financing costs of $6.4 million recorded within the Interest expense line of the consolidated statements of operations, which was a non-cash charge.
As of June 30, 2018 and December 31, 2017 the notes issued by BSPRT 2017-FL1 Issuer, a wholly owned indirect subsidiary of the Company, are collateralized by interests in a pool of 25 mortgage assets having a total principal balance of $418.1 million (the “2017-FL1 Mortgage Assets”) originated by a subsidiary of the Company. The sale of the 2017-FL1 Mortgage Assets to BSPRT 2017-FL1 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of June 29, 2017, between the Company and BSPRT 2017-FL1 Issuer.
As of June 30, 2018 and December 31, 2017 the notes issued by BSPRT 2017-FL2 Issuer, a wholly owned indirect subsidiary of the Company, are collateralized by interests in a pool of 20 mortgage assets having a total principal balance of $440.7 million (the “2017-FL2 Mortgage Assets”) originated by a subsidiary of the Company. The sale of the 2017-FL2 Mortgage Assets to BSPRT 2017-FL2 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of November 29, 2017, between the Company and BSPRT 2017-FL2 Issuer.
On April 5, 2018, BSPRT 2018-FL3 Issuer, Ltd. (the “Issuer”) and BSPRT 2018-FL3 Co-Issuer, LLC (the “Co-Issuer”), both wholly owned indirect subsidiaries of the Company, collateralized by interests in a pool of 37 mortgage assets having a principal balance of $610 million (the "2018-FL3 Mortgage Assets") entered into an indenture with the OP, as advancing agent, U.S. Bank National Association as note administrator and U.S. Bank National Association as trustee, which governs the issuance of approximately $546 million principal balance secured floating rate notes (the “Notes”), of which $488 million were purchased by third party investors and $58 million purchased by a wholly owned subsidiary of the OP. In addition, concurrently with the issuance of the Notes, the Issuer also issued 64,050,000 Preferred Shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “Preferred Shares”), which were not offered as part of closing the indenture. For U.S. federal income tax purposes, the Issuer and Co-Issuer are disregarded entities.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The Company, through its wholly-owned subsidiaries, holds the preferred equity tranches of BSPRT 2017-FL1, BSPRT 2017-FL2 and BSPRT 2018-FL3 of approximately $191 million. The following table represents the terms of the notes issued by BSPRT 2017-FL1 Issuer, BSPRT 2017-FL2 Issuer and BSPRT 2018-FL3, respectively (dollars in thousands):

CLO Facility	As of June 30, 2018	Par Value Issued	Par Value Outstanding (1)	Interest Rate	Maturity Date
2017-FL1 Issuer	Tranche A	$223,600	$223,600	1M LIBOR + 135	7/1/2027
2017-FL1 Issuer	Tranche B	48,000	48,000	1M LIBOR + 240	7/1/2027
2017-FL1 Issuer	Tranche C	67,900	67,900	1M LIBOR + 425	7/1/2027
2017-FL2 Issuer	Tranche A	237,970	237,970	1M LIBOR + 82	10/15/2034
2017-FL2 Issuer	Tranche A-S	36,357	36,357	1M LIBOR + 110	10/15/2034
2017-FL2 Issuer	Tranche B	26,441	26,441	1M LIBOR + 140	10/15/2034
2017-FL2 Issuer	Tranche C	25,339	25,339	1M LIBOR + 215	10/15/2034
2017-FL2 Issuer	Tranche D	35,255	35,255	1M LIBOR + 345	10/15/2034
2018-FL3 Issuer	Tranche A	286,700	286,700	1M LIBOR + 105	3/15/2028
2018-FL3 Issuer	Tranche A-S	77,775	77,775	1M LIBOR + 135	3/15/2028
2018-FL3 Issuer	Tranche B	41,175	41,175	1M LIBOR + 165	3/15/2028
2018-FL3 Issuer	Tranche C	39,650	39,650	1M LIBOR + 255	3/15/2028
2018-FL3 Issuer	Tranche D	42,700	42,700	1M LIBOR + 345	3/15/2028
		$1,188,862	$1,188,862

CLO Facility	As of December 31, 2017	Par Value Issued	Par Value Outstanding (1) (2) (3)	Interest Rate	Maturity Date
2015-FL1 Issuer	Tranche A	$231,345	$79,109	1M LIBOR + 175	8/1/2030
2015-FL1 Issuer	Tranche B	42,841	42,841	1M LIBOR + 388	8/1/2030
2015-FL1 Issuer	Tranche C	76,044	20,000	1M LIBOR + 525	8/1/2030
2017-FL1 Issuer	Tranche A	223,600	223,600	1M LIBOR + 135	7/1/2027
2017-FL1 Issuer	Tranche B	48,000	48,000	1M LIBOR + 240	7/1/2027
2017-FL1 Issuer	Tranche C	67,900	67,900	1M LIBOR + 425	7/1/2027
2017-FL2 Issuer	Tranche A	237,970	237,970	1M LIBOR + 82	10/15/2034
2017-FL2 Issuer	Tranche A-S	36,357	36,357	1M LIBOR + 110	10/15/2034
2017-FL2 Issuer	Tranche B	26,441	26,441	1M LIBOR + 140	10/15/2034
2017-FL2 Issuer	Tranche C	25,339	25,339	1M LIBOR + 215	10/15/2034
2017-FL2 Issuer	Tranche D	35,255	35,255	1M LIBOR + 345	10/15/2034
		$1,051,092	$842,812

________________________
(1) Excludes $16.0 million of Tranche E notes and $14.9 million of Tranche F notes issued by BSPRT 2017-FL2 Issuer, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of June 30, 2018 and December 31, 2017.
(2) Excludes $56.0 million of Tranche C notes issued by RFT 2015-FL1 Issuer, held by the Company, which eliminates within the collateralized loan obligation line of the consolidated balance sheets as of December 31, 2017.
(3) Excludes $36.6 million of Tranche E notes and $21.4 million of Tranche F notes issued by BSPRT 2018-FL3 Issuer, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of June 30, 2018.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

The below table reflects the total assets and liabilities of the Company's three CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of June 30, 2018 and December 31, 2017 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE.

Assets (dollars in thousands)	June 30, 2018	December 31, 2017
Cash (1)	$48,474	$49,017
Commercial mortgage loans, held for investment, net of allowance (2)	1,415,268	1,033,427
Accrued interest receivable	4,323	4,212
Total assets	$1,468,065	$1,086,656

Liabilities
Notes payable (3)(4)	$1,374,299	$912,800
Interest payable	1,929	1,462
Total liabilities	$1,376,228	$914,262
________________________
(1) Includes $48.2 million and $48.7 million of cash held by the servicer related to CLO loan payoffs as of June 30, 2018 and December 31, 2017.
(2) The balance is presented net of allowance for loan loss of $0.9 million and $1.3 million as of June 30, 2018 and December 31, 2017, respectively.
(3) Includes $16.0 million of Tranche E notes and $14.9 million of Tranche F notes issued by 2017-FL2 Issuer held by the Company as of June 30, 2018 and December 31, 2017; $36.6 million of Tranche E notes and $21.4 million of Tranche F notes issued by 2018-FL3 Issuer held by the Company as of June 30, 2018. The notes held by the Company are eliminated within the Collateral loan obligations line of the consolidated balance sheets. Includes $55.8 million of Tranche C of Company issued CLO held by the Company as of December 31, 2017.
(4) The balance is presented net of deferred financing cost and discount of $15.9 million and $16.9 million as of June 30, 2018 and December 31, 2017, respectively.
Note 6 - Net Income Per Share
The following table is a summary of the basic and diluted net income per share computation for the three and six months ended June 30, 2018 and 2017 (dollars in thousands, except share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$12,102	$6,281	$17,398	$12,330
Less: Preferred Stock Dividends	(16)	—	(16)	—
Net income applicable to common stock	$12,086	$6,281	$17,382	$12,330
Basic weighted-average shares outstanding	31,762,199	31,850,897	31,717,328	31,796,504
Unvested restricted shares	14,314	9,547	14,314	9,666
Conversion of redeemable convertible preferred stock	44,014	—	22,249	—
Diluted weighted average shares outstanding	31,820,527	31,860,444	31,753,891	31,806,170
Basic net income per share	0.38	0.20	0.55	0.39
Diluted net income per share	0.38	0.20	0.55	0.39

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 7 - Stock Transactions
As of June 30, 2018 and December 31, 2017, the Company had 32,620,659 and 31,834,072 shares of common stock outstanding, respectively, including shares issued pursuant to the Dividend Reinvestment Plan ("DRIP") and unvested restricted shares.
Common Stock Purchase Agreement
On February 14, 2018 (the “Commitment Date”) the Company entered into stock purchase agreements (collectively, the “Common Stock Purchase Agreements”), by and between the Company and certain institutional investors (the “Institutional Investors”), certain officers of the Company, and certain owners, employees and associates of the Advisor and its affiliates (collectively, the “Manager Investors,” and together with the Institutional Investors, the “Common Stock Investors”), pursuant to which the Common Stock Investors committed to purchase an aggregate amount of up to approximately $97.0 million of common stock (including Manager Investor commitments of approximately $32.1 million) of the Company in one or more closings. The purchase price was $16.71 per share. Pursuant to the Common Stock Purchase Agreements, the timing of each closing, and the amount of shares to be sold at such closing, will be determined by the Company in its sole discretion, subject to certain limitations.
On June 1, 2018, the Company and certain of the Common Stock Investors agreed to convert an aggregate of $625,000 of the Common Stock Purchase Agreements into equivalent commitments to purchase the same dollar amount of the Company’s Preferred Stock. See “Redeemable Convertible Preferred Stock” below. In addition, pursuant to certain anti-dilution provisions in the Common Stock Purchase Agreements, the purchase price provided for in the Common Stock Purchase Agreements for $67,215,000 of the commitments was reduced to $16.33. Investors representing the remaining commitments waived any right to adjust the purchase price provided for in the Common Stock Purchase Agreements, and thus the purchase price for the remaining commitments remained at $16.71 per share.
On June 25, 2018, the Company had its first closing and issued 834,537 shares of common stock to the Common Stock Investors for an aggregate purchase price of $13.7 million. As of June 30, 2018, the remaining commitment pursuant to the Common Stock Purchase Agreements is $82.9 million.
On June 25, 2018, in accordance with the Common Stock Purchase Agreements, the Company had its first closing and issued 269,026 shares of common stock to the Manager Investors for an aggregate purchase price of $4.5 million. As of June 30, 2018, the remaining commitment of the Manager Investors pursuant to the Common Stock Purchase Agreements is $27.1 million .
Redeemable Convertible Preferred Stock Purchase Agreements
On June 1, 2018, the Company entered into stock purchase agreements (the “Preferred Stock Purchase Agreements”) with an institutional investor and certain individual investors, including certain individual investors that agreed to convert their Common Stock Purchase Agreements into equivalent commitments to purchase the same dollar amount of preferred stock (together, the “Preferred Investors”), pursuant to which the Preferred Investors committed to purchase an aggregate of $79,375,000 of shares (the aggregate shares to be purchased, the “Preferred Shares”) of the Company’s redeemable convertible preferred stock Series A, $0.01 par value (the “Preferred Stock”), in one or more closings. The timing of any closing, and the amount of Preferred Shares to be sold at such closing, will be determined by the Company in its sole discretion, subject to certain limitations.
On June 25, 2018, in accordance with the Preferred Stock Purchase Agreements, the Company had its first closing and issued 2,255 shares of Preferred Stock for an aggregate purchase price of $11.3 million. As of June 30, 2018, the remaining commitment pursuant to the Preferred Stock Purchase Agreements is $68.1 million.
On June 25, 2018, in accordance with the Preferred Stock Purchase Agreements, the Company had its first closing and issued 15 shares of Preferred Stock to the Manager Investors for an aggregate purchase price of $0.1 million. As of June 30, 2018, the remaining commitment of the Manager Investors pursuant to the Preferred Stock Purchase Agreements is $0.5 million.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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
For the three months ended June 30, 2018 and 2017, the Company declared daily common stock distributions equivalent to of $1.44 per annum per share and $2.0625 per annum per share, respectively. As of June 30, 2018 and December 31, 2017, the Company had declared but unpaid common stock distributions of $3.8 million and $3.9 million, respectively. These amounts are included in Distributions payable on the Company’s unaudited Consolidated Balance Sheets. The Company distributed $22.8 million during the six months ended June 30, 2018, comprised of $15.7 million in cash and $7.1 million in shares of common stock issued under the DRIP. The Company distributed $32.6 million during the six months ended June 30, 2017, comprised of $21.2 million in cash and $11.4 million in shares of common stock issued under the DRIP.
The Company maintains a DRIP which permits shareholders to reinvest their distributions in stock of the Company. The purchase price of DRIP investments is currently the lesser of (i) the Company’s most recent estimated per-share NAV, as approved by the Company’s board of directors from time to time, and (ii) the Company’s most recent book value per share, computed in accordance with GAAP. The DRIP price for January 2018 through May 2018 was $19.02 per share, which was the Company's estimated per share NAV as of September 30, 2017. The DRIP price for June 2018 through August 2018 was $18.99, which was the GAAP book value as of March 31, 2018. Starting in September 2018, the DRIP offer price will be $18.95, which is the GAAP book value as of June 30, 2018.
Share Repurchase Program
The Company's board of directors unanimously approved an amended and restated share repurchase program (the “SRP”), which became effective on February 28, 2016. The SRP enables stockholders to sell their shares to the Company. Subject to certain conditions, stockholders that purchased shares of the Company's common stock or received their shares from the Company (directly or indirectly) through one or more non-cash transactions and have held their shares for a period of at least one year, may request that the Company repurchase their shares of common stock so long as the repurchase otherwise complies with the provisions of Maryland law. Repurchase requests made following the death or qualifying disability of a stockholder will not be subject to any minimum holding period.
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
June 30, 2018
(Unaudited)

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
The following table reflects the number of shares repurchased under the SRP cumulatively through June 30, 2018:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2017	2,125	1,991,391	$21.36
January 1 - January 31, 2018(1)	889	421,809	18.56
February 1 - February 28, 2018	—	—	—
March 1 - March 31, 2018	—	—	—
April 1 - April 30, 2018	—	—	—
May 1 - May 31, 2018	—	—	—
June 1 - June 30, 2018	—	—	—
Cumulative as of June 30, 2018	3,014	2,413,200	$20.88
________________________
(1) Reflects shares repurchased in January 2018 pursuant to repurchase requests submitted for the fiscal semester ended December 31, 2017. As permitted under the SRP, the Board authorized repurchases up to the amount of proceeds reinvested through our DRIP. As a result, redemption requests in the amount of 185,689 shares were not fulfilled.
The Company will repurchase shares under the SRP for the fiscal semester ended June 30, 2018 in July 2018. Since the Company’s most recent estimated per-share NAV is $19.02 and the Company’s GAAP book value per share as of June 30, 2018 is $18.99, the SRP repurchase price for the fiscal semester ended June 30, 2018 will be $18.99.
Note 8 - Commitments and Contingencies
Unfunded Commitments for Commercial Mortgage Loans
As of June 30, 2018 and December 31, 2017, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	June 30, 2018	December 31, 2017
2018	$16,827	$36,475
2019	34,687	26,465
2020	82,515	20,598
2021	110,488	—
Total	$244,517	$83,538
Litigation and Regulatory Matters

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

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
Until September 29, 2016, the Former Advisor served as the Company's advisor. Prior to January 2016, the Company paid dealer-manager fees and selling commissions to an affiliate ("Former Dealer Manager") of the Former Advisor.
The table below shows the compensation and reimbursement payable to the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager for services relating to the Company's public offering as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	Payable as of
	June 30, 2018	December 31, 2017
Total commissions and fees incurred from the Former Dealer Manager	$—	$—
Total compensation and reimbursement for services provided by the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager	480	480
The payables as of June 30, 2018 and December 31, 2017 in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three and six months ended June 30, 2018 and June 30, 2017, and the associated payable as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2018	2017	2018	2017	June 30, 2018	December 31, 2017
Acquisition fees and expenses(1)	$51	$1,966	$116	$2,490	$749	$—
Administrative services expenses	3,125	950	6,321	1,805	2,001	3,480
Asset management and subordinated performance fee	2,266	2,341	4,507	4,653	757	2,315
Other related party expenses(2)	271	48	470	96	538	146
Total	$5,713	$5,305	$11,414	$9,044	$4,045	$5,941
________________________
(1) Total acquisition fees and expenses paid during the three months and six months ended June 30, 2018 were $1.9 million and $4.2 million, respectively, of which $1.8 million and $4.1 million were capitalized within the commercial mortgage loans, held for investment line of the Company's consolidated balance sheet. For the three and six months ended June 30, 2017 total acquisition fees and expenses paid during were $4.5 million and $6.0 million, respectively, of which $2.7 million and $3.5 million were capitalized.
(2) Included in other expenses in the Company's consolidated statement of operations.
The payables as of June 30, 2018 and December 31, 2017 in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
Purchases of Common Stock
Refer to Note 7 for a description of the Common Stock Purchase Agreements entered into by the Manager Investors.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Other Transactions
On February 22, 2018, the Company purchased commercial mortgage loans, held-for-sale from an entity that is an affiliate of our Advisor, for an aggregate purchase price of $27.8 million. The purchase of the commercial mortgage loans and the $27.8 million purchase price were approved by the Company’s board of directors. On April 18, 2018, the Company sold $23.3 million of these commercial mortgage loans into a CMBS securitization. The remaining $4.5 million of these commercial mortgage loans are recorded in commercial mortgage loans, held-for-sale, measured at fair value on the consolidated balance sheet as of June 30, 2018.
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

Financial Instruments Measured at Fair Value on a Recurring Basis

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

CMBS, recorded in real estate securities, held-for-sale, measured at fair value on the consolidated balance sheet as of June 30, 2018, are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar real estate securities and the spreads used in the prior valuation. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of June 30, 2018, the Company obtained broker quotes for determining the fair value of each CMBS investment used. As the broker quotes were both limited and non-binding, the Company has classified the CMBS as Level III. As of December 31, 2017 the Company had no CMBS.
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
The fair value for Treasury note futures is derived using observable market prices.  Treasury note futures trade on the Chicago Mercantile Exchange (“CME”). The future contracts are liquid and are centrally cleared through the CME.  Treasury note futures are generally categorized in Level I of the fair value hierarchy.
The fair value for credit default swaps and interest rate swaps contracts are derived using pricing models that are widely accepted by marketplace participants.  Credit default swaps and interest rate swaps are traded in the OTC market. The pricing models take into account multiple inputs including specific contract terms, interest rate yield curves, interest rates, credit curves, recovery rates, and/or current credit spreads obtained from swap counterparties and other market participants. Most inputs into the models are not subjective as they are observable in the marketplace or set per the contract. Valuation is primarily determined by the difference between the contract spread and the current market spread. The contract spread (or rate) is generally fixed and the market spread is determined by the credit risk of the underlying debt or reference entity. If the underlying indices are liquid and the OTC market for the current spread is active, credit default swaps and interest rate swaps are categorized in Level II of the fair value hierarchy. If the underlying indices are illiquid and the OTC market for the current spread is not active, credit default swaps are categorized in Level III of the fair value hierarchy. The credit default swaps and interest rate swaps are generally categorized in Level II of the fair value hierarchy.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no transfers between levels within fair value hierarchy during the quarter ended June 30, 2018 and December 31, 2017.
The following table presents information about the Company’s financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of June 30, 2018 and December 31, 2017 (dollars in thousands):

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

	Total	Level I	Level II		Level III
June 30, 2018
Assets, at fair value
Commercial mortgage loans, held-for-sale (1)	$102,258	$—	$—		$102,258
Real estate securities	26,792	—	—		26,792
Credit default swaps	327	—	327		—
Interest rate swaps	333	—	333		—
Total assets, at fair value	$129,710	$—	$660	—	$129,050

Liabilities, at fair value
Interest rate swaps	42	—	42		—
Treasury note futures	210	210	—		—
Total liabilities, at fair value	$252	$210	$42		$—

December 31, 2017
Assets, at fair value
Commercial mortgage loans, held-for-sale (1)	28,531	—	—		28,531
Treasury note futures	132	132	—		—
Total assets, at fair value	$28,663	$132	$—		$28,531

Liabilities, at fair value
Credit default swaps	$357	$—	$357		$—
Total liabilities, at fair value	$357	$—	$357		$—
________________________
(1) Loans held in the Company's TRS, reported within Commercial mortgage loans, held-for-sale, measured at fair value on the consolidated balance sheets.
Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. As a result, the unrealized gains and losses for assets and liabilities within the Level III category may include changes in fair value that were attributable to both observable and unobservable inputs. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of June 30, 2018 and December 31, 2017 (dollars in thousands).

Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
June 30, 2018
Commercial mortgage loans, held-for-sale, measured at fair value	$102,258	Discounted Cash Flow	Yield	5.26%	4.2% - 6.2%
Real estate securities, available-for-sale, at fair value	26,792	Broker Quotes	Yield	4.58%	4.1% - 5.1%
December 31, 2017
Commercial mortgage loans, held-for-sale, measured at fair value	$28,531	Discounted Cash Flow	Yield	4.93%	4.8% - 5.3%
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
The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 for which the Company has used Level III inputs to

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

determine fair value (dollars in thousands):

	June 30, 2018
	Commercial Mortgage Loans, held-for-sale, measured at fair value	Real Estate Securities
Beginning balance, January 1, 2018	$28,531	$—
Transfers into Level III	—	—
Realized gain on sale of commercial mortgage loan held-for-sale	6,346	—
Unrealized gains (losses)	705	(23)
Purchases	313,691	26,815
Sales / paydowns	(247,015)	—
Transfers out of Level III	—	—
Ending balance, June 30, 2018	$102,258	$26,792

	December 31, 2017
	Commercial Mortgage Loans, held-for-sale, measured at fair value	Real Estate Securities
Beginning balance, January 1, 2017	$—	$49,049
Transfers into Level III	—	—
Realized gain on sale of real estate securities	—	172
Realized gain on sale of commercial mortgage loan held-for-sale	4,523	—
Net accretion	—	167
Unrealized gains (losses) included in OCI (1)	—	500
Purchases	156,101	—
Sales	(132,093)	(34,888)
Cash repayments/receipts	—	(15,000)
Transfers out of Level III	—	—
Ending balance, December 31, 2017	$28,531	$—
________________________
(1) - Unrealized gains included in Other comprehensive income ("OCI") are attributable to assets held at December 31, 2017.
Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans, held-for-investment and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of June 30, 2018 and December 31, 2017 (dollars in thousands):

		Level	Carrying Amount	Fair Value
June 30, 2018
Commercial mortgage loans, held-for-investment (1)	Asset	III	$1,911,555	$1,895,339
Collateralized loan obligation	Liability	II	1,172,974	1,189,386
December 31, 2017
Commercial mortgage loans, held-for-investment (1)	Asset	III	$1,403,512	$1,396,406
Collateralized loan obligation	Liability	II	826,150	842,812
________________________
1 The carrying value is gross of $3.9 million and $1.5 million of allowance for loan losses as of June 30, 2018 and December 31, 2017, respectively.
The fair value of the commercial mortgage loans, held-for-investment is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The Company estimates the fair value of the collateralized loan obligations using external broker quotes.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

Note 11 - Derivative Instruments
The Company uses derivative instruments primarily to economically manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.

As of June 30, 2018, the net premiums paid on derivative instrument assets were $0.5 million.

The following derivative instruments were outstanding as of June 30, 2018 and December 31, 2017 (dollars in thousands):

		Fair Value
Contract type	Notional	Assets (1)	Liabilities (1)

As of June 30, 2018
Credit default swaps	$35,000	$327	$—
Interest rate swaps	83,000	333	42
Treasury note futures	33,443	—	210
Total	$151,443	$660	$252

As of December 31, 2017
Credit default swaps	$30,000	$32	$357
Treasury note futures	43,906	100	—
Total	$73,906	$132	$357
_______________________
(1) Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

The following table indicates the net realized and unrealized losses on derivatives, by primary underlying risk exposure, as included in loss on derivative instruments in the consolidated statements of operations for the three and six months ended June 30, 2018. The Company did not have any net realized and unrealized gain or loss on derivatives during the three and six months ended June 30, 2017 (dollars in thousands).

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Total	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Total
Contract type
Credit default swaps	$(166)	$104	$(62)	$210	$93	$303
Interest rate swaps	277	270	547	(10)	514	504
Treasury note futures	(24)	(103)	(127)	(310)	910	600
Total	$87	$271	$358	$(110)	$1,517	$1,407

Note 12 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets use a gross presentation of derivative instruments, repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's derivative instruments and repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of June 30, 2018 and December 31, 2017 (dollars in thousands):

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited)

				Gross Amounts Not Offset on the Balance Sheet
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2018
Derivative instruments, at fair value	$660	$—	$660	$—	$—	$660
December 31, 2017
Derivative instruments, at fair value	$132	$—	$132	$—	$—	$132

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged (2)	Net Amount
June 30, 2018
Repurchase agreements, commercial mortgage loans	$304,975	$—	$304,975	$409,790	$5,010	$—
Repurchase agreements - real estate securities	10,600	—	10,600	13,250	—	—
Derivative instruments, at fair value	252	—	252	—	4,497	—
December 31, 2017
Repurchase agreements, commercial mortgage loans	$65,690	$—	$65,690	$163,235	$5,005	$—
Repurchase agreements, real estate securities (1)	39,035	—	39,035	56,044	—	—
Derivative instruments, at fair value	357	—	357	—	2,961	—
________________________
(1) Includes $56.0 million of Tranche C of Company issued CLO held by the Company, which eliminates within the real estate securities, at fair value line of the consolidated balance sheets as of December 31, 2017.
(2) These cash collateral amounts are recorded within the Restricted cash balance on the consolidated balance sheets.
Note 13 - Segment Reporting
The Company conducts its business through the following reporting segments:

•
The real estate debt business focuses on originating, acquiring and asset managing commercial real estate debt investments, including first mortgage loans, subordinate mortgages, mezzanine loans and participations in such loans.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

The following table represents the Company's operations by segment for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

Three Months Ended June 30, 2018	Total	Real Estate Debt	Real Estate Securities	TRS
Interest income	$34,127	$31,512	$47	$2,568
Interest expense	14,389	13,358	25	1,006
Net income (loss)	12,102	9,741	22	2,339
Total assets as of June 30, 2018	2,147,673	2,012,814	26,792	108,067
Three Months Ended June 30, 2017
Interest income	20,843	20,432	411	—
Interest expense	7,717	7,307	410	—
Net income	6,281	6,090	191	—
Total assets as of December 31, 2017	1,583,661	1,517,021	389	66,251

Six Months Ended June 30, 2018	Total	Real Estate Debt	Real Estate Securities	TRS
Interest income	$63,535	$60,027	$47	$3,461
Interest expense	33,063	31,119	186	1,758
Net income (loss)	17,398	13,722	(139)	3,815
Total assets as of June 30, 2018	2,147,673	2,012,814	26,792	108,067
Six Months Ended June 30, 2017
Interest income	39,722	38,640	1,082	—
Interest expense	13,145	12,300	845	—
Net income	12,330	12,039	291	—
Total assets as of December 31, 2017	1,583,661	1,517,021	389	66,251

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
On July 13, 2018, in accordance with the Common Stock Purchase Agreements and the Preferred Stock Purchase Agreements, the Company had its second closing and issued 1,669,074 shares of Common Stock for an aggregate purchase amount of $27.4 million, and issued 4,498 shares of Preferred Stock for an aggregate purchase amount of $22.6 million.

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
Overview
We were incorporated in Maryland on November 15, 2012 and commenced business operations on May 14, 2013. We have conducted our operations to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2013. Substantially all of our business is conducted through the OP, a Delaware limited partnership. We are the sole general partner and directly or indirectly hold all of the units of limited partner interests in the OP.
We primarily originate, acquire and manage a diversified portfolio of commercial real estate debt investments secured by properties located within and outside of the United States. Commercial real estate debt investments may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. We also originate conduit loans which we intend to sell through a subsidiary, which is treated as a taxable REIT subsidiary (a "TRS"), into CMBS securitization transactions at a profit. Additionally, we operate a real estate securities business that focuses on investing in and asset managing commercial real estate securities primarily consisting of commercial mortgage backed securities ("CMBS') and may include unsecured REIT debt, collateralized debt obligation ("CDO") notes and other securities.
We have no direct employees. We are managed by Benefit Street Partners L.L.C., which we refer to as our Advisor, pursuant to an advisory agreement dated January 19, 2018. Our Advisor manages our affairs on a day-to-day basis and receives compensation and fees for services related to the investment and management of our assets and our operations. The Advisor, an SEC-registered investment adviser, is a credit-focused alternative asset management firm. The Advisor manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies including high yield, levered loans, private / opportunistic debt, liquid credit, structured credit and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass the Advisor’s robust platform.
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
Portfolio
As of June 30, 2018 and December 31, 2017, our commercial mortgage loans, held-for-investment portfolio consisted of 94 and 69 loans, respectively. The commercial mortgage loans held for investment had a total carrying value, net of allowance for loan losses, of $1,907.7 million and $1,402.0 million, respectively. As of June 30, 2018 and December 31, 2017, the Company's total commercial mortgage loans, held-for-sale, measured at fair value comprised of 10 and 3 loans, with a carrying value of $102.3 million and $28.5 million, respectively. We had two CMBS investments as of June 30, 2018 with a total carrying value of $26.8 million and no CMBS investments as of December 31, 2017. For our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, we currently estimate loss rates based on historical realized losses experienced in the industry and take into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. We recorded a general allowance for loan losses as of June 30, 2018 and December 31, 2017 in the amount of $3.9 million and $1.5 million, respectively. As of June 30, 2018 the Company had one loan with an unpaid principal balance of $16.8 million and fair value of $13.7 million in non-performing status. The Company applied interest received in the three months ended June 30, 2018 of $0.3 million on this loan as a reduction to the unpaid principal balance. In the three and six months ended June 30, 2018, the we recorded a $2.8 million asset-specific reserve included in loan loss (recovery) provision on the consolidated statement of operations. As of December 31, 2017, the Company did not have any loans that were past due on their payments, in non-performing status or impaired.
As of June 30, 2018 and December 31, 2017, our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option had a weighted average coupon of 6.7% and 6.7%, and a weighted average life of 1.5 and 1.3 years, respectively. Our CMBS investments had a weighted average coupon of 4.6% and a remaining life of 5.5 years as of June 30, 2018.

The following charts summarize our commercial mortgage loans, held-for- investment portfolio as a percentage of par value, by the collateral type, geographical region and coupon rate type as of June 30, 2018 and December 31, 2017:

An investments region classification is defined according to the below map based on the location of investments' secured property.

The following charts show the par value by contractual maturity year for the commercial mortgage loans held for investment, in our portfolio as of June 30, 2018 and December 31, 2017.

The following table shows selected data from our commercial mortgage loans held-for-investment portfolio as of June 30, 2018 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Mezzanine Loan 1	MultiFamily	$4,000	12.00%	12.0%	74.5%
Mezzanine Loan 2	Office	7,000	12.00%	12.0%	78.3%
Mezzanine Loan 3	MultiFamily	3,480	9.50%	9.5%	84.3%
Mezzanine Loan 4	Office	10,000	10.00%	10.0%	78.7%
Mezzanine Loan 5	MultiFamily	3,000	1M LIBOR + 13.00%	15.1%	77.7%
Mezzanine Loan 6	Hospitality	9,661	1M LIBOR + 13.00%	15.1%	76.4%
Senior Debt 1	Office	31,250	1M LIBOR + 4.50%	6.6%	71.1%
Senior Debt 2	Retail	9,450	1M LIBOR + 4.90%	7.0%	69.2%
Senior Debt 3	Office	38,385	1M LIBOR + 5.25%	7.4%	72.1%
Senior Debt 4	Retail	11,684	1M LIBOR + 4.50%	6.6%	74.8%
Senior Debt 5	Hospitality	16,510	1M LIBOR + 4.90%	7.0%	74.0%
Senior Debt 6	Retail	14,600	1M LIBOR + 4.25%	6.4%	65.0%
Senior Debt 7	Retail	27,249	1M LIBOR + 4.75%	6.9%	67.4%
Senior Debt 8	Office	10,700	1M LIBOR + 4.65%	6.8%	70.8%
Senior Debt 9	Industrial	19,553	1M LIBOR + 4.25%	6.4%	68.0%
Senior Debt 10	Hospitality	15,375	1M LIBOR + 5.30%	7.4%	73.5%
Senior Debt 11	Retail	7,500	1M LIBOR + 5.00%	7.1%	59.0%
Senior Debt 12	Retail	4,725	1M LIBOR + 5.50%	7.6%	72.0%
Senior Debt 13	MultiFamily	44,595	1M LIBOR + 4.25%	6.4%	77.0%
Senior Debt 14	Office	14,250	1M LIBOR + 4.75%	6.9%	74.4%
Senior Debt 15	MultiFamily	6,319	1M LIBOR + 3.85%	6.0%	76.8%
Senior Debt 16	MultiFamily	5,519	1M LIBOR + 3.95%	6.1%	77.5%
Senior Debt 17	MultiFamily	13,878	1M LIBOR + 3.95%	6.1%	78.2%
Senior Debt 18	MultiFamily	5,894	1M LIBOR + 4.05%	6.2%	80.0%
Senior Debt 19	Industrial	33,655	1M LIBOR + 4.00%	6.1%	65.0%
Senior Debt 20	Office	12,000	1M LIBOR + 4.75%	6.9%	54.1%
Senior Debt 21	Office	35,000	1M LIBOR + 5.00%	7.1%	79.0%
Senior Debt 22	Office	29,163	1M LIBOR + 4.25%	6.4%	73.3%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 23	Office	20,530	1M LIBOR + 5.35%	7.5%	48.2%
Senior Debt 24	MultiFamily	14,000	1M LIBOR + 5.00%	7.1%	56.3%
Senior Debt 25	Retail	13,700	1M LIBOR + 4.75%	6.9%	62.6%
Senior Debt 26	Retail	28,900	1M LIBOR + 4.73%	6.9%	73.1%
Senior Debt 27	Retail	12,953	1M LIBOR + 5.00%	7.1%	73.3%
Senior Debt 28	Retail	15,750	1M LIBOR + 5.25%	7.4%	70.5%
Senior Debt 29	MultiFamily	16,738	1M LIBOR + 7.10%	9.2%	76.4%
Senior Debt 30	Hospitality	12,600	1M LIBOR + 5.50%	7.6%	61.6%
Senior Debt 31	Hospitality	13,025	1M LIBOR + 5.50%	7.6%	71.2%
Senior Debt 32	Retail	20,450	1M LIBOR + 5.00%	7.1%	60.9%
Senior Debt 33	MultiFamily	26,000	1M LIBOR + 5.25%	7.4%	69.7%
Senior Debt 34	Hospitality	14,900	1M LIBOR + 6.25%	8.4%	69.0%
Senior Debt 35	Office	11,580	1M LIBOR + 4.45%	6.6%	64.2%
Senior Debt 36	Office	9,750	1M LIBOR + 5.50%	7.6%	74.0%
Senior Debt 37	MultiFamily	39,700	1M LIBOR + 5.50%	7.6%	76.0%
Senior Debt 38	MultiFamily	25,500	1M LIBOR + 4.85%	7.0%	83.1%
Senior Debt 39	Retail	7,500	1M LIBOR + 5.25%	7.4%	70.5%
Senior Debt 40	Office	62,040	1M LIBOR + 4.50%	6.6%	69.2%
Senior Debt 41	MultiFamily	44,690	1M LIBOR + 4.50%	6.6%	73.8%
Senior Debt 42	Hospitality	8,875	1M LIBOR + 6.20%	8.3%	67.7%
Senior Debt 43	Office	25,120	1M LIBOR + 4.15%	6.3%	69.5%
Senior Debt 44	MultiFamily	34,875	1M LIBOR + 3.75%	5.9%	71.2%
Senior Debt 45	Office	12,400	1M LIBOR + 4.00%	6.1%	69.7%
Senior Debt 46	MultiFamily	81,000	1M LIBOR + 4.75%	6.9%	69.4%
Senior Debt 47	Hospitality	10,600	1M LIBOR + 5.00%	7.1%	61.6%
Senior Debt 48	Office	20,500	1M LIBOR + 4.25%	6.4%	68.6%
Senior Debt 49	Hospitality	7,700	1M LIBOR + 5.75%	7.9%	77.0%
Senior Debt 50	MultiFamily	16,864	1M LIBOR + 3.62%	5.8%	69.5%
Senior Debt 51	MultiFamily	13,740	1M LIBOR + 4.75%	6.9%	63.9%
Senior Debt 52	Hospitality	57,075	1M LIBOR + 5.19%	7.3%	51.8%
Senior Debt 53	MultiFamily	13,481	1M LIBOR + 4.50%	6.6%	68.4%
Senior Debt 54	MultiFamily	26,111	1M LIBOR + 4.50%	6.6%	22.4%
Senior Debt 55	Hospitality	10,250	1M LIBOR + 5.25%	7.4%	60.7%
Senior Debt 56	Hospitality	12,850	1M LIBOR + 4.41%	6.5%	48.1%
Senior Debt 57	MultiFamily	16,100	1M LIBOR + 3.60%	5.7%	80.5%
Senior Debt 58	MultiFamily	11,841	1M LIBOR + 3.30%	5.4%	70.9%
Senior Debt 59	MultiFamily	27,300	1M LIBOR + 3.50%	5.6%	75.0%
Senior Debt 60	Office	24,350	1M LIBOR + 4.65%	6.8%	56.4%
Senior Debt 61	Hospitality	21,000	1M LIBOR + 4.00%	6.1%	54.8%
Senior Debt 62	Office	19,450	1M LIBOR + 3.70%	5.8%	58.9%
Senior Debt 63	MultiFamily	18,356	1M LIBOR + 4.25%	6.4%	75.0%
Senior Debt 64	MultiFamily	14,250	1M LIBOR + 3.65%	5.8%	77.0%
Senior Debt 65	MultiFamily	42,000	1M LIBOR + 3.70%	5.8%	63.7%
Senior Debt 66	Hospitality	13,500	1M LIBOR + 4.75%	6.9%	59.9%
Senior Debt 67	Hospitality	10,000	1M LIBOR + 4.95%	7.1%	52.6%
Senior Debt 68	Hospitality	24,000	1M LIBOR + 4.00%	6.1%	68.0%
Senior Debt 69	Hospitality	19,700	1M LIBOR + 4.40%	6.5%	72.7%
Senior Debt 70	MultiFamily	31,750	1M LIBOR + 3.60%	5.7%	83.6%
Senior Debt 71	Self-Storage	4,120	1M LIBOR + 5.05%	7.2%	45.5%
Senior Debt 72	Self-Storage	6,496	1M LIBOR + 5.05%	7.2%	55.8%
Senior Debt 73	Retail	50,370	1M LIBOR + 4.95%	7.1%	87.1%
Senior Debt 74	MultiFamily	7,500	1M LIBOR + 4.25%	6.4%	80.6%
Senior Debt 75	Office	23,000	1M LIBOR + 3.65%	5.8%	66.5%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 76	Self-Storage	7,306	1M LIBOR + 5.05%	7.2%	57.6%
Senior Debt 77	MultiFamily	75,200	1M LIBOR + 3.50%	5.6%	71.8%
Senior Debt 78	MultiFamily	38,770	1M LIBOR + 4.75%	6.9%	70.4%
Senior Debt 79	Self-Storage	2,400	1M LIBOR + 5.05%	7.2%	37.6%
Senior Debt 80	MultiFamily	12,750	1M LIBOR + 6.50%	8.6%	64.4%
Senior Debt 81	Self-Storage	6,310	1M LIBOR + 5.05%	7.2%	59.1%
Senior Debt 82	MultiFamily	19,535	1M LIBOR + 3.15%	5.3%	79.7%
Senior Debt 83	MultiFamily	11,590	1M LIBOR + 3.75%	5.9%	85.9%
Senior Debt 84	MultiFamily	66,000	1M LIBOR + 3.75%	5.9%	76.8%
Senior Debt 85	MultiFamily	17,250	1M LIBOR + 4.25%	6.4%	66.6%
Senior Debt 86	Retail	31,000	1M LIBOR + 4.95%	7.1%	85.4%
Senior Debt 87	Hospitality	22,355	1M LIBOR + 4.00%	6.1%	68.8%
Senior Debt 88	Hospitality	18,000	5.75%	5.8%	52.9%
		$1,919,691		6.8%	69.4%
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
(2) Loan to value percentage is from metrics at origination.

The following table shows selected data from our commercial mortgage loans, held-for-sale, measured at fair value (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate	Effective Yield	Loan to Value (1)
TRS Senior 1	Hospitality	$4,043	5.64%	5.6%	52.9%
TRS Senior 2	Retail	18,100	5.86%	5.9%	72.4%
TRS Senior 3	Office	24,980	5.99%	6.0%	58.3%
TRS Senior 4	Hospitality	12,400	5.20%	5.2%	67.4%
TRS Senior 5	Retail	7,000	5.65%	5.7%	68.0%
TRS Senior 6	Multifamily	3,550	5.86%	5.9%	67.4%
TRS Senior 7	Retail	13,000	4.65%	4.7%	52.3%
TRS Senior 8	Multifamily	7,500	4.87%	4.9%	54.3%
TRS Senior 9	Multifamily	4,500	5.53%	5.5%	66.0%
TRS Senior 10	Office	6,480	5.30%	5.3%	59.1%
		$101,553		5.5%	62.0%
________________________
(1) Loan to value percentage is from metrics at origination.

The following table shows selected data from our real estate securities, held-for-sale, measured at fair value (dollars in thousands):

Type	Par Value	Interest Rate	Effective Yield
CMBS 1	$13,250	1M LIBOR + 2.95%	5.1%
CMBS 2	13,500	1M LIBOR + 2.10%	4.2%
	$26,750		4.6%

Results of Operations
Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017
We conduct our business through the following segments:

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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,
	2018			2017
	Average Carrying Value(1)	Interest Income / Expense(2)	WA Yield / Financing Cost(3)(4)	Average Carrying Value(1)	Interest Income / Expense(2)	WA Yield / Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$1,627,811	$31,512	7.7%	$1,131,476	$20,439	7.2%
Real estate conduit	72,657	2,568	14.1%	—	—	—%
Real estate securities	3,805	47	n/a	20,119	404	8.0%
Total	$1,704,273	$34,127	8.0%	$1,151,595	$20,843	7.2%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$222,339	$3,558	6.4%	$387,988	$4,903	5.1%
Other financing - commercial mortgage loans	13,519	726	21.5%	17,901	240	5.4%
Repurchase agreements - real estate securities	3,029	25	3.3%	69,996	410	2.3%
Collateralized loan obligations	1,151,502	10,028	3.5%	222,087	2,164	3.9%
Derivative instruments	—	52	n/a	—	—	n/a
Total	$1,390,389	$14,389	4.1%	$697,972	$7,717	4.4%
Net interest income/spread		$19,738	3.9%		$13,126	2.8%
Average leverage %(5)	81.6%			60.6%
Weighted average levered yield(6)			11.2%			8.9%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for three months ended June 30, 2018 and 2017, respectively.
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

Interest Income
Interest income earned during the three months ended June 30, 2018 was $13.3 million higher compared to the three months ended June 30, 2017. The increase in interest income was due to an increase in the 1 Month LIBOR, the benchmark index for our loans, and an increase of $552.7 million in the average carrying value of our interest-earning assets. As of June 30, 2018, our loans had a total gross carrying value of $2,013.8 million and our CMBS investments had a fair value of $26.8 million, while as of June 30, 2017, our loans had a total gross carrying value of $1,260.3 million and our CMBS investments had a fair value of $15.3 million.
Interest income earned during the three months ended June 30, 2018 at the TRS was $2.6 million compared to $0.0 million for the three months ended June 30, 2017. The $2.6 million increase in interest income was due to the formation of the TRS in September 2017.
Interest Expense
Interest expense for the three months ended June 30, 2018 was $6.7 million higher compared to the three months ended June 30, 2017. The increase in interest expense was due to an increase in the 1 Month LIBOR, the benchmark index for our financing lines, and an increase of $692.4 million in the average carrying value of our interest-bearing liabilities, of which approximately $929.4 million is an increase due to one CLO issued in 2018.
Interest expense for the three months ended June 30, 2018 at the TRS was $1.0 million compared to $0.0 million for the three months ended June 30, 2017. The $0.8 million increase in interest expense was due to the formation of the TRS in September 2017.
Realized Gain/Loss on Commercial Mortgage Loans Held-for-Sale
Realized loss on commercial mortgage loans held-for-sale for the three months ended June 30, 2018 was $0.0 million compared to $1.7 million for the three months ended June 30, 2017. The $1.7 million decrease in realized loss was due to lower sales volume of commercial mortgage loan held-for-sale during the three months ended June 30, 2018 versus the three months ended June 30, 2017.
Realized gain on commercial mortgage loans held-for-sale, measured at fair value, at the TRS for the three months ended June 30, 2018 was $4.0 million compared to $0.0 million for the three months ended June 30, 2017. The $4.0 million increase in realized gain was due to the sale of fixed-rate commercial real estate loans into the CMBS securitization market during the three months ended June 30, 2018, versus no comparable transactions in the three months ended June 30, 2017, due to the formation of the TRS in September 2017.
Expenses from Operations
Expenses from operations for the three months ended June 30, 2018 and 2017 were made up of the following (dollars in thousands):

	Three Months Ended June 30,
	2018	2017
Asset management and subordinated performance fee	$2,266	$2,341
Acquisition fees and acquisition expenses	51	1,866
Administrative services expenses	3,125	950
Professional fees	2,021	1,205
Other expenses	1,797	756
Total expenses	$9,260	$7,118
For the three months ended June 30, 2018, expenses were primarily related to asset management and subordinated performance fees, professional fees and administrative services expenses. Asset management and subordinated performance fees remained flat for the three months ended June 30, 2018 and June 30, 2017, respectively. The entire amount in the asset management and subordinated performance fee line for the three months ended June 30, 2018 and three months ended June 30, 2017 is composed of asset management fees, as there were no subordinated performance fees incurred in either period due to applicable conditions not having been satisfied.
During the three months ended June 30, 2018 and June 30, 2017, we incurred $3.1 million and $1.0 million of administrative services expenses, respectively, an increase of approximately $2.1 million; additionally, during the three months ended June 30, 2018 and June 30, 2017 we incurred $2.0 million and $1.2 million of professional fees, respectively, an increase of approximately $0.8 million. The increases in administrative services expenses and professional fees are due to increase in overall company growth and origination activities. Additionally, our real estate conduit business was not operating during the three months ended June 30, 2017.

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt and real estate securities segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30,
	2018			2017
	Average Carrying Value(1)	Interest Income / Expense(2)	WA Yield / Financing Cost(3)(4)	Average Carrying Value(1)	Interest Income / Expense(2)	WA Yield / Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$1,634,271	$60,027	7.3%	$1,098,116	$38,647	7.0%
Real estate conduit	101,145	3,461	6.8%	—	—	n/a
Real estate securities	1,913	47	n/a	31,867	1,075	6.7%
Total	$1,737,329	$63,535	7.3%	$1,129,983	$39,722	7.0%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$267,672	$7,770	5.8%	$334,525	$7,727	4.6%
Other financing - commercial mortgage loans	17,899	1,215	13.6%	9,000	240	5.3%
Repurchase agreements - real estate securities	11,240	186	3.3%	59,579	845	2.8%
Collateralized loan obligations	947,284	23,750	5.0%	239,859	4,333	3.6%
Derivative instruments	—	142	n/a	—	—	n/a
Total	$1,244,095	$33,063	5.3%	$642,963	$13,145	4.1%
Net interest income/spread		$30,472	2.0%		$26,577	2.9%
Average leverage %(5)	71.6%			56.9%
Weighted average levered yield(6)			8.7%			8.7%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for three months ended June 30, 2018 and 2017, respectively.
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
Interest Income
Interest income earned during the six months ended June 30, 2018 was $23.8 million higher compared to the six months ended June 30, 2017. The increase in interest income was due to an increase in the 1 Month LIBOR, the benchmark index for our loans, and an increase of $607.3 million in the average carrying value of our interest-earning assets. As of June 30, 2018, our loans had a total gross carrying value of $2,011.0 million and two CMBS investments had a fair value of $26.8 million, while as of June 30, 2017, our loans had a total gross carrying value of $1,260.3 million and our CMBS investments had a fair value of $15.3 million.
Interest income earned during the six months ended June 30, 2018 at the TRS was $3.5 million compared to $0.0 million for the six months ended June 30, 2017. The $3.5 million increase in interest income was due to the formation of the TRS in September 2017.
Interest Expense
Interest expense for the six months ended June 30, 2018 was $19.9 million higher compared to the six months ended June 30, 2017. The increase in interest expense was due to an increase in the 1 Month LIBOR, the benchmark index for our financing lines and an increase of $601.0 million in the average carrying value of our interest-bearing liabilities, of which approximately $707.4 million is an increase due to one CLO issued in 2018, partially offset by a $115.2 million decrease in repurchase agreements.
Interest expense for the six months ended June 30, 2018 at the TRS was $1.8 million compared to $0.0 million for the six months ended June 30, 2017. The $1.8 million increase in interest expense was due to the formation of the TRS in September 2017.
Realized Gain/Loss on Commercial Mortgage Loans Held-for-Sale
Realized loss on commercial mortgage loans held-for-sale for the six months ended June 30, 2018 was $28.0 thousand compared to $2.0 million for the six months ended June 30, 2017. The $1.9 million decrease in realized loss was due to only one realized transaction for commercial mortgage loans held-for-sale during six months ended June 30, 2018 versus seven realized transactions during the six months ended June 30, 2017.
Realized gain on commercial mortgage loans held-for-sale, measured at fair value at the TRS for the six months ended June 30, 2018 was $6.3 million compared to $0.0 million for the six months ended June 30, 2017. The $6.3 million increase in realized gain was due to the sale of fixed-rate commercial real estate loans into the CMBS securitization market during the six months ended June 30, 2018 versus no comparable transactions in the six months ended June 30, 2017 due to the formation of the TRS in September 2017.
Expenses from Operations
Expenses from operations for the six months ended June 30, 2018 and 2017 were made up of the following (dollars in thousands):

	Six Months Ended June 30,
	2018	2017
Asset management and subordinated performance fee	$4,507	$4,653
Acquisition fees and acquisition expenses	116	2,490
Administrative services expenses	6,321	1,805
Professional fees	4,247	1,972
Other expenses	3,122	1,362
Total expenses	$18,313	$12,282
For the six months ended June 30, 2018, expenses were primarily related to asset management and subordinated performance fees, professional fees and administrative services expenses. During the six months ended June 30, 2018 and June 30, 2017, we incurred $4.5 million and $4.7 million of asset management and subordinated performance fees, respectively, a decrease of $0.2 million. The entire $4.5 million and $4.7 million in the asset management and subordinated performance fee line for the six months ended June 30, 2018 and six months ended June 30, 2017 is composed of asset management fees, as there were no subordinated performance fees incurred in either period due to applicable conditions not having been satisfied.
During the six months ended June 30, 2018 and June 30, 2017, we incurred $6.3 million and $1.8 million of administrative services expenses, respectively, an increase of approximately $4.5 million; additionally, during the six months ended June 30, 2018 and June 30, 2017 we incurred $4.2 million and $2.0 million of professional fees, respectively, an increase of approximately $2.3 million. The increases in administrative services expenses and professional fees are due to increase in overall company growth and origination activities. Additionally, our real estate conduit business was not operating during the six months ended June 30, 2017.
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
We expect to use additional debt and equity financing as a source of capital. Our board of directors currently intends to operate at a leverage level of between one to three times book value of equity. However, our board of directors may change this target without shareholder approval. In addition, in 2018 we have entered into binding commitments with institutional and individual investors for the sale of $176.0 million of common and preferred equity, and as of June 30, 2018, have an aggregate of $151.0 million of committed equity capital commitments available to close at our discretion. We anticipate that our debt and equity financing sources and our anticipated cash generated from operations will be adequate to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions.
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

Repurchase Agreements, Commercial Mortgage Loans
As of June 30, 2018, we have repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), Goldman Sachs Bank USA (the "GS Repo Facility"), U.S. Bank National Association (the "USB Repo Facility"), Barclays Bank PLC (the "Barclays Facility") and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, GS Repo Facility, USB Repo Facility, Barclays Facility, the "Repo Facilities").
The JPM Repo Facility has a maturity date of January 30, 2020 plus a one-year extension at the Company's option and provides up to $520.0 million in advances. The GS Repo Facility has a maturity date of December 27, 2018, with a one-year extension at the Company’s option, which may be exercised upon the satisfaction of certain conditions, and provides up to $250.0 million in advances. The USB Repo Facility matures on June 15, 2020, with two one-year extensions at the option of the Company, which may be exercised upon the satisfaction of certain conditions, and provides up to $100.0 million in advances. The CS Repo Facility matures on June 19, 2019 and provides up to $250.0 million in advances. Subsequent to June 30, 2018, we upsized the total commitment from $250.0 million to $300.0 million under the CS Repo Facility. Prior to the end of each calendar quarter, the Company may request an extension of the termination date for an additional 364 days from the end of such calendar quarter subject to the satisfaction of certain conditions and approvals.
We expect to use advances from these Repo Facilities to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participation interests therein.
As of June 30, 2018 and December 31, 2017, there was $112.3 million and $42.0 million outstanding under the JPM Repo Facility, respectively. As of June 30, 2018 and December 31, 2017, we had $0.0 million and $13.5 million outstanding under the GS Repo Facility, respectively. As of June 30, 2018 and December 31, 2017, we had $121.0 million and $10.1 million outstanding under the CS Repo Facility, respectively. As of June 30, 2018, there was $14.7 million outstanding under the USB Repo Facility and no advances as of December 31, 2017.
The Company entered into the Barclays Facility on September 19, 2017.  The Barclays Facility provides for a senior secured $75 million revolving line of credit and bears interest at per annum rates equal to one of two base rates plus an applicable margin. The Barclays Facility has a maturity of September 19, 2019, subject to an extension term of one year, and provides for quarterly interest-only payments, with all principal and interest outstanding being due on the maturity date. The Barclays Facility may be prepaid from time to time and at any time, in whole or in part, without premium or penalty. The Company expects to use advances on the Barclays Facility to finance the origination of eligible loans, including first lien mortgage loans, junior mortgage loans, mezzanine loans, and participation interests therein.  As of June 30, 2018, there was $57.0 million outstanding under the Barclays Facility and no advances as of December 31, 2017. Subsequent to June 30, 2018, we upsized the total commitment from $75.0 million to $100.0 million under the Barclays Facility.
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. Should the value of the Company’s collateral decrease as a result of deteriorating credit quality, resulting margin calls may cause an adverse change in the Company’s liquidity position.
Other financing - Commercial Mortgage Loans
We entered into a financing arrangement with Pacific Western Bank for term financing (“PWB Financing”) on May 17, 2017. The PWB Financing provided the Company with $36.2 million and was collateralized by a portfolio asset of $54.2 million. The PWB Financing initially matures on June 9, 2019, with two one-year extension option at the Company’s option. As of June 30, 2018, we paid off the outstanding balance on the PWB Financing line. As of December 31, 2017, we had $26.2 million outstanding under the PWB Financing.
Repurchase Agreements - Real Estate Securities
We entered into various Master Repurchase Agreements ("MRAs") that allow us to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary.

Below is a summary of the Company's MRAs as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	Amount			Weighted Average
Counterparty	Outstanding	Accrued Interest	Collateral Pledged	Interest Rate	Days to Maturity
As of June 30, 2018
J.P. Morgan Securities LLC	$10,600	$26	$13,250	3.36%	3
Total/Weighted Average	$10,600	$26	$13,250	3.36%	3

As of December 31, 2017
J.P. Morgan Securities LLC (1)	$39,035	$11	$56,044	3.32%	26
Total/Weighted Average	$39,035	$11	$56,044	3.32%	26
(1) Collateral includes $56.0 million Tranche C of Company issued CLO held by the Company, which eliminates within the Real estate securities, at fair value line of the consolidated balance sheets as of December 31, 2017, respectively.

Common Stock Purchase Agreements
On February 14, 2018 (the “Commitment Date”) the Company entered into stock purchase agreements (collectively, the “Common Stock Purchase Agreements”), by and between the Company and certain institutional investors (the “Institutional Investors”), certain officers of the Company, and certain owners, employees and associates of the Advisor and its affiliates (collectively, the “Manager Investors,” and together with the Institutional Investors, the “Common Stock Investors”), pursuant to which the Common Stock Investors committed to purchase an aggregate amount of up to approximately $97.0 million of common stock (including Manager Investor commitments of approximately $32.1 million) of the Company in one or more closings. The purchase price was $16.71 per share. Pursuant to the Common Stock Purchase Agreements, the timing of each closing, and the amount of shares to be sold at such closing, will be determined by the Company in its sole discretion, subject to certain limitations.
On June 1, 2018, the Company and certain of the Common Stock Investors agreed to convert an aggregate of $625,000 of the Common Stock Purchase Agreements into equivalent commitments to purchase the same dollar amount of the Company’s redeemable convertible preferred stock Series A, $0.01 par value, (“Preferred Stock”). In addition, pursuant to certain anti-dilution provisions in the Common Stock Purchase Agreements, the purchase price provided for in the Common Stock Purchase Agreements for $67,215,000 of the commitments was reduced to $16.33. Investors representing the remaining commitments waived any right to adjust the purchase price provided for in the Common Stock Purchase Agreements, and thus the purchase price for the remaining commitments remained at $16.71 per share.
On June 25, 2018, in accordance with the Common Stock Purchase Agreements, the Company had its first closing and issued 834,469 shares of common stock for an aggregate purchase price of $13.7 million. As of June 30, 2018, the remaining commitment pursuant to the Common Stock Purchase Agreements is $82.9 million.
The Company intends to use the net proceeds from the closings to originate and acquire additional commercial real estate debt investments for the Company and for working capital and other general corporate purposes of the Company.

Redeemable Convertible Preferred Stock Purchase Agreements
On June 1, 2018, the Company entered into stock purchase agreements (the “Preferred Stock Purchase Agreements”) with an institutional investor and certain individual investor, including certain individual investors that agreed to convert their Common Stock Purchase Agreements into equivalent commitments to purchase the same dollar amount of preferred stock (together, the “Preferred Investors”), pursuant to which the Preferred Investors committed to purchase an aggregate of $79,375,000 of shares (the aggregate shares to be purchased, the “Preferred Shares”) of the Company’s redeemable convertible preferred stock Series A, $0.01 par value (the “Preferred Stock”), in one or more closings. The timing of any closing, and the amount of Preferred Shares to be sold at such closing, will be determined by the Company in its sole discretion, subject to certain limitations.
On June 25, 2018, in accordance with the Preferred Stock Purchase Agreements, the Company had its first closing and issued 2,255 shares of Preferred Stock for an aggregate purchase price of $11.3 million. As of June 30, 2018, the remaining commitment pursuant to the Preferred Stock Purchase Agreements is $68.1 million.
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
The below table shows the distributions paid on shares outstanding during the six months ended June 30, 2018 and 2017 (dollars in thousands):

Six Months Ended June 30, 2018
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 3, 2018	$2,649	$1,242
February 1, 2018	2,665	1,233
March 1, 2018	2,386	1,098
April 1, 2018	2,664	1,200
May 1, 2018	2,593	1,152
June 1, 2018	2,718	1,184
Total	$15,675	$7,109

Six Months Ended June 30, 2017
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 3, 2017	$3,575	$2,007
February 1, 2017	3,560	1,957
March 1, 2017	3,231	1,770
April 1, 2017	3,621	1,926
May 1, 2017	3,536	1,846
June 1, 2017	3,692	1,887
Total	$21,215	$11,393

The following table shows the sources for the payment of distributions to common stockholders for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Distributions:
Cash distributions paid	$7,975		$10,852		$15,675		$21,215
Distributions reinvested	3,536		5,659		7,109		11,393
Total distributions	$11,511		$16,511		$22,784		$32,608
Source of distribution coverage:
Net Income (Loss) (GAAP)	$7,975	69.3%	$6,281	38.0%	$15,675	68.8%	$12,330	49.3%
Available cash on hand	—	—%	4,571	27.7%	—	—%	8,885	15.8%
Common stock issued under DRIP	3,536	30.7%	5,659	34.3%	7,109	31.2%	11,393	34.9%
Total sources of distributions	$11,511	100.0%	$16,511	100.0%	$22,784	100.0%	$32,608	100.0%
Net income (GAAP)	$12,102		$6,281		$17,398		$12,330

The following table compares cumulative distributions paid to cumulative net income (in accordance with GAAP) for the period from November 15, 2012 (date of inception) through June 30, 2018 (dollars in thousands):

For the Period from November 15, 2012 (date of inception) to June 30, 2018
Distributions paid:
Common stockholders in cash	$129,581
Common stockholders pursuant to DRIP / offering proceeds	77,584
Total distributions paid	$207,165
Reconciliation of net income:
Net interest income	$205,050
Realized gain (loss) on sale of real estate securities	(1,734)
Realized gain (loss) on sale of commercial mortgage loan	204
Acquisition fees and expenses	(17,421)
Other operating expenses	(86,075)
Net income	107,075
Cash Flows
Cash Flows for the Six Months Ended June 30, 2018
Net cash used in operating activities for the six months ended June 30, 2018 was $49.7 million. Cash outflows were primarily driven by cash outflows of $317.4 million from origination of commercial mortgage loans, held for sale, partially offset by $244.4 million of proceeds from the sale of commercial mortgage loans, held for sale.
Net cash used in investing activities for the six months ended June 30, 2018 was $519.0 million. Cash outflows of $815.7 million was due to new originations and purchases of commercial mortgage loans, held for investment. This was partially offset by $310.5 million of proceeds from principal repayments received on commercial mortgage loans, held for investment.
Net cash provided by financing activities for the six months ended June 30, 2018 was $526.1 million. Cash inflows were primarily driven by $239.3 million from net borrowings on the Repo Facilities repurchase agreements and net proceeds of $346.1 million on collateralized loan obligations and partially offset by cash outflow of $28.4 million on net payment for repurchase agreements - real estate securities.
Cash Flows for the Six Months Ended June 30, 2017
Net cash provided by operating activities for the six months ended June 30, 2017 was $16.1 million. Cash inflows were primarily driven by net income of $12.3 million.
Net cash used in investing activities for the six months ended June 30, 2017 was $155.7 million. Cash outflows of $395.9 million were due to new originations and additional funding activities. This was partially offset by cash inflows of proceeds from the sale of real estate securities of $34.9 million, proceeds from the sale of commercial mortgage loans of and principal repayments of $137.8 million.

Net cash provided by financing activities for the six months ended June 30, 2017 was $155.4 million. Cash inflows were primarily driven by proceeds of $339.5 million from the issuance of our CLO, BSPRT 2017-FL1. This was partially offset by cash outflows of $80.2 million net borrowings on the Repo Facilities, $17.6 million from net payment on our CMBS MRAs, the payment of $21.2 million in cash distributions paid to stockholders, $9.4 million of stock repurchase and repayments on collateralized loan obligations of $81.3 million.
Election as a REIT
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code ("the Code") commencing with the taxable year ended December 31, 2013. As a REIT, if we meet certain organizational and operational requirements and distribute at least 90% of our "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to our stockholders in a year, we will not be subject to U.S. federal income tax to the extent of the income that we distribute. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and U.S. federal income and excise taxes on our undistributed income.
Contractual Obligations and Commitments
Our contractual obligations, excluding expected interest payments, as of June 30, 2018 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$16,827	$117,202	$110,488	$—	$244,517
JPM Repo Facility	—	112,283	—	—	112,283
CS Repo Facility	—	121,041	—	—	121,041
USB Repo Facility	—	14,651	—	—	14,651
Barclays Facility	—	57,000	—	—	57,000
CLOs (2)	—	—	—	1,188,862	1,188,862
Total	$16,827	$422,177	$110,488	$1,188,862	$1,738,354
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $16.0 million of Tranche E notes and $14.9 million of Tranche F notes issued by 2017-FL2 Issuer; $36.6 million of Tranche E notes and $21.4 million of Tranche F notes issued by BSPRT 2018-FL3 Issuer, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of June 30, 2018.
Excludes $16.0 million of Tranche E notes and $14.9 million of Tranche F notes issued by 2017-FL2 Issuer; held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of December 31, 2017.
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

The Advisor will continue to provide the daily management for the Company and the Operating Partnership, including an investment program consistent with the investment objectives and policies of the Company as determined and adopted from time to time by the Board. The Advisor shall continue to be entitled to an asset management fee equal to one and one-half percent (1.5%) of Equity (as defined in the amended Advisory Agreement). The Advisor shall continue to be entitled to an annual subordinated performance fee equal to fifteen percent (15%) of the Total Return (as defined in the amended Advisory Agreement) over a six percent (6%) per annum hurdle, subject to certain limitations. However, pursuant to an agreement with a Preferred Investor, the Advisor has agreed to defer payment of 50% of any annual subordinated performance fee generally until a “liquidity event” such as the listing of the Company’s common stock on a national securities exchange. The Advisor shall not be entitled to acquisition or disposition fees. The Company or the Operating Partnership shall continue to pay directly or reimburse the Advisor for all the expenses paid or actually incurred by the Advisor in connection with the services it provides to the Company and the Operating Partnership pursuant to the amended Advisory Agreement, subject to certain limitations.
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
Investment in Common Stock
On February 14, 2018 (the “Commitment Date”), the Company entered into stock purchase agreements (collectively, the “Purchase Agreements”), by and between the Company and the Manager Investors, pursuant to which the Manager Investors committed to purchase an aggregate amount of up to approximately $31.6 million of shares of common stock of the Company in one or more closings (each, a “Closing,” and collectively, the “Closings”). The timing of any Closing, and the amount of shares of common stock to be sold at such Closing, will be determined by the Company in its sole discretion, subject to certain limitations. As described in the Purchase Agreements, the Company may enter into additional Purchase Agreements with other investors within 12 months of the Commitment Date.
The Purchase Agreements provide that the purchase price for the shares of common stock shall be equal to 90% of GAAP book value per share of the common stock as of June 30, 2018 (“Book Value”). However, in consideration of them being the first investors to commit to purchase shares in the offering, the Company agreed to sell the shares to the Manager Investors at 88% of Book Value. The Company further agreed that if subsequent investors in the offering are permitted to acquire common stock for less than 90% of Book Value, the effective purchase price of the Manager Investors will be subject to downward adjustment. The Purchase Agreements also provide that the Company will enter into a liquidity event, such as a listing of the common stock, within three years of the Commitment Date, subject to certain restrictions. The Purchase Agreements contain customary representations, warranties and covenants and indemnification provisions.
On June 1, 2018, the Company and certain of the Manager Investors agreed to convert an aggregate of $525,000 of the Purchase Agreements into equivalent commitments to purchase the same dollar amount of the Company’s Preferred Stock in one or more closings. The timing of any closing, and the amount of Preferred Shares to be sold at such closing, will be determined by the Company in its sole discretion, subject to certain limitations.
The Manager Investors have agreed with the Advisor not to sell or otherwise transfer the shares of common stock or Preferred Stock, without the consent of the Advisor, prior to 180 days after a listing of the Company’s common stock on a national securities exchange. In addition, the Manager Investors will not be eligible to participate in the Company’s amended and restated share repurchase program for at least three years.
The board of directors and the Nominating and Corporate Governance Committee of the board of directors each unanimously approved the Company’s entry into the Purchase Agreements and the terms therein including the offering price.

On June 25, 2018, in accordance with the Common Stock Purchase Agreements and Preferred Stock Purchase Agreements, the Company had its first closing and issued 269,026 shares of common stock to the Manager Investors for an aggregate purchase price of $4.5 million, and issued 15 shares of Preferred Stock to the Manager Investors for an aggregate purchase price of $0.07 million. As of June 30, 2018, the remaining commitment of the Manager Investors pursuant to the Common Stock Purchase Agreements and Preferred Stock Purchase Agreements is $27.1 million of common stock and $0.5 million of Preferred Stock, respectively.
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

•
We will pay our Advisor an annual subordinated performance fee calculated on the basis of total return to stockholders, payable monthly in arrears, such that for any year in which total return on stockholders’ capital exceeds 6.0% per annum, our Advisor will be entitled to 15.0% of the excess total return; provided that in no event will the annual subordinated performance fee payable to our Advisor exceed 10.0% of the aggregate total return for such year, although the Advisor has agreed to defer payment of 50% of any annual subordinated performance fee generally until a “liquidity event” such as the listing of the Company’s common stock on a national securities exchange.

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
Loan Acquisition
In December 2017, we purchased a commercial mortgage loan from an entity that is an affiliate of our Advisor, for an aggregate purchase price of $17.1 million and is included in Commercial mortgage loans, held-for-investment in the consolidated balance sheet. The purchase of the commercial mortgage loan and the $17.1 million purchase price were approved by board of directors and the Nominating and Corporate Governance Committee, which consists solely of independent directors.
On February 22, 2018, we purchased commercial mortgage loans from an entity that is an affiliate of our Advisor, for an aggregate purchase price of $27.8 million. The purchase of the commercial mortgage loans and the $27.8 million purchase price were approved by board of directors. On April 18, 2018, we sold $23.3 million of these commercial mortgage loans into a CMBS securitization. The remaining $4.5 million of these commercial mortgage loans are recorded in commercial mortgage loans, held-for-sale, measured at fair value on the consolidated balance sheet as of June 30, 2018.
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three and six months ended June 30, 2018 and 2017 and the associated payable as of June 30, 2018 and December 31, 2017 (dollars in thousands).
See Note 9 - Related Party Transactions and Arrangements for further detail.

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2018	2017	2018	2017	June 30, 2018	December 31, 2017
Total compensation and reimbursement for services provided by the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager	—	—	$—	$—	$480	$480
Acquisition fees and expenses(1)	51	1,966	116	2,490	749	—
Administrative services expenses	3,125	950	6,321	1,805	2,001	3,480
Advisory and investment banking fee	—	—	—	—	—	—
Asset management and subordinated performance fee	2,266	2,341	4,507	4,653	757	2,315
Other related party expenses	271	48	470	96	538	146
Total	$5,713	$5,305	$11,414	$9,044	$4,525	$6,421
________________________
(1) Total acquisition fees and expenses paid during the three and six months ended June 30, 2018 were $1.9 million and $4.2 million, respectively, of which $1.8 million and $4.1 million were capitalized within the commercial mortgage loans, held for investment line of the Company's consolidated balance sheet. For the three and six months ended June 30, 2017 total acquisition fees and expenses paid during were $4.5 million and $6.0 million, respectively, of which $2.7 million and $3.5 million were capitalized within the commercial mortgage loans, held for investment line of the Company's consolidated balance sheet.
The payables as of June 30, 2018 and December 31, 2017 in the table above are included in Due to affiliates on our consolidated balance sheets.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements as of June 30, 2018 and through the date of the filing of this Form 10-Q.

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
We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010 - 01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the "Practice Guideline") issued by the IPA in November 2010. We define MFFO as FFO further adjusted for the following items, as applicable: acquisition fees and expenses; accretion of discounts and amortization of premiums and other loan expenses on debt investments; fair value adjustments on real estate related investments such as commercial real estate securities or derivative investments included in net income; impairments of real estate related investments, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses from fair value adjustments on real estate securities, including commercial mortgage backed securities and other securities, interest rate swaps and other derivatives not deemed to be hedges and foreign exchanges holdings; unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums and other loan expenses on debt investments, gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we will be responsible for managing interest rate, hedge and foreign exchange risk, we expect to retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of our core operations.
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
MFFO is a metric used by management to evaluate our performance against other non-listed REITs and is not intended to be used as a liquidity measure. Although management uses the MFFO metric to evaluate future operating performance, this metric excludes certain key operating items and other adjustments that may affect our overall operating performance. MFFO is not equivalent to net income or loss as determined under GAAP. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs.
We believe that FFO provides useful context for understanding MFFO, and we believe that MFFO is a useful non-GAAP measure for non-listed REITs. It is helpful to management and stockholders in assessing our future operating performance once our organization and offering and acquisition and development stages are complete, because it eliminates from net income non-cash fair value adjustments on our real estate securities and acquisition fees and acquisition expenses that are incurred as part of our investment activities. However, MFFO may not be a useful measure of our operating performance or as a comparable measure to other typical non-listed REITs if we do not continue to operate in a similar manner to other non-listed REITs.
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
The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Funds From Operations:
Net income (GAAP)	$12,102	$6,281	$17,398	$12,330
Funds from operations	$12,102	$6,281	$17,398	$12,330
Modified Funds From Operations:
Funds from operations	$12,102	$6,281	$17,398	$12,330
Accretion of premiums, discounts and fees on investments, net	(910)	(525)	(1,916)	(1,159)
Acquisition fees and expenses	51	1,866	116	2,490
Unrealized (gain) loss on financial instruments	(157)	(1,597)	(595)	(247)
Loan loss (recovery)/provision	2,354	(193)	2,436	419
Modified funds from operations(1)	$13,440	$5,832	$17,439	$13,833
__________________________
(1) Modified funds from operations for the three months and six months ended June 30, 2018 of $13.4 million and $17.4 million includes a non-cash charge of $6.4 million related to the call RFT 2015-FL1 CLO on February 15, 2018. For the three months and six months ended June 30, 2018, excluding this non-cash charge, modified funds from operations would have been $19.8 million and $23.8 million.

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
As of June 30, 2018 and December 31, 2017, our portfolio included 77 and 64 variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	June 30, 2018	December 31, 2017
(-) 25 Basis Points	(1.54)%	(1.61)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	3.07%	3.23%
(+) 100 Basis Points	6.14%	6.45%
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
The Company has no knowledge of material pending legal proceedings, other than ordinary routine litigation incidental to the business, or material pending or threatened regulatory proceedings, against the Company at this time.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors" contained in the Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes from these risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
Refer to Note 7 - Stock to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the Common Stock Purchase Agreements and Preferred Stock Purchase Agreements we entered into with certain institutional investors, certain officers of the Company, and certain owners, employees and associates of the Advisor and its affiliates in February 2018 and June 2018 pursuant to which such persons committed to buy shares of our common stock and Preferred Stock. As of June 30, 2018, the Company has sold 834,537 shares of common stock for proceeds of $13.7 million, and 2,255 shares of Preferred Stock for proceeds of $11.3 million. As of August 1, 2018, the Company has sold 3,875,211 shares of common stock for proceeds of $41.2 million, and 12,227 shares of Preferred Stock for proceeds of $33.8 million. As of August 1, 2018 there are $55.4 million of outstanding commitments to purchase common stock pursuant to the Common Stock Purchase Agreement and $45.5 million of outstanding commitments to purchase Preferred Stock pursuant to the Preferred Purchase Agreement.

The offer and sale of the common stock and Preferred Stock pursuant to the Common Stock Purchase Agreements and Preferred Stock Purchase Agreements were conducted in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities
Share repurchase activity under the SRP during the three months ended June 30, 2018 was as follows:

	Number of Shares Repurchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2018	—	N/A	—	(1)
May 1 - May 31, 2018	—	N/A	—	(1)
June 1 - June 30, 2018	—	N/A	—	(1)
Total	—			(1)

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
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Not applicable.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
Articles Supplementary of Benefit Street Partners Realty Trust, Inc., dated June 22, 2018 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on June 26, 2018).

10.1
Indenture, dated as of April 5, 2018, by and among BSPRT 2018-FL3 Issuer, Ltd., BSPRT 2018-FL3 Co-Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator and custodian (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 11, 2018)

10.2
Form of Purchase Agreement for Series A convertible preferred stock, dated June 1, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 6, 2018).

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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

Dated: August 10, 2018	By: /s/ Richard J. Byrne Name: Richard J. Byrne Title: Chief Executive Officer and President (Principal Executive Officer)

Dated: August 10, 2018	By: /s/ Jerome S. Baglien Name: Jerome S. Baglien Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)