Form 10-Q
period 2018-09-30
Benefit Street Partners Realty Trust, Inc.
filed 2018-11-13
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (check one):

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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of October 31, 2018 was 37,673,804.

i

PART I
Item 1. Consolidated Financial Statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except for share and per share data)

	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Cash and cash equivalents	$55,471	$83,711
Restricted cash	10,570	7,997
Commercial mortgage loans, held for investment, net of allowance of $4,968 and $1,466	2,135,734	1,402,046
Commercial mortgage loans, held-for-sale, measured at fair value	105,976	28,531
Real estate securities, available-for-sale, at fair value	27,048	—
Derivative instruments, at fair value	1,987	132
Receivable for loan repayment (1)	35,453	49,085
Accrued interest receivable	11,606	8,152
Prepaid expenses and other assets	3,545	4,007
Total assets	$2,387,390	$1,583,661
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$983,546	$826,150
Repurchase agreements - commercial mortgage loans	565,329	65,690
Repurchase agreements - real estate securities	22,272	39,035
Other financing - commercial mortgage loans	—	25,698
Derivative instruments, at fair value	565	357
Interest payable	2,484	1,544
Distributions payable	5,116	3,917
Accounts payable and accrued expenses	6,682	4,510
Due to affiliates	3,315	6,421
Total liabilities	$1,589,309	$973,322
Commitment and Contingencies (See Note 8)
Redeemable convertible preferred stock Series A, $0.01 par value, 20,000 authorized, 19,215 issued and outstanding as of September 30, 2018 and none issued and outstanding as of December 31, 2017	95,736	—
Equity:
Preferred stock, $0.01 par value, 49,980,000 authorized, none issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.01 par value, 949,999,000 shares authorized, 37,477,393 and 31,834,072 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	376	320
Additional paid-in capital	796,278	704,101
Accumulated other comprehensive income (loss)	171	—
Accumulated deficit	(94,480)	(94,082)
Total stockholders' equity	702,345	610,339
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$2,387,390	$1,583,661
(1) Includes $35.5 million and $48.7 million of cash held by servicer related to CLO loan payoffs as of September 30, 2018 and December 31, 2017, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except for share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Interest income	$42,943	$22,195	$106,478	$61,917
Less: Interest expense	17,120	8,845	50,183	21,990
Net interest income	25,823	13,350	56,295	39,927
Expenses:
Asset management and subordinated performance fee	2,720	2,299	7,227	6,952
Acquisition fees and acquisition expenses	173	1,685	289	4,175
Administrative services expenses	3,501	1,480	9,822	3,285
Professional fees	2,556	1,348	6,803	3,320
Other expenses	774	1,411	3,896	2,773
Total expenses	9,724	8,223	28,037	20,505
Other (income)/loss:
Loan loss provision/(recovery)	1,066	(641)	3,502	(222)
Realized (gain)/loss on commercial mortgage loans held-for-sale	20	(378)	48	1,587
Realized (gain)/loss on commercial mortgage loans held-for-sale, measured at fair value	(3,419)	—	(9,765)	—
Realized (gain)/loss on sale of real estate securities	107	—	107	(172)
Unrealized (gain)/loss on commercial mortgage loans held-for-sale	—	27	—	(220)
Unrealized (gain)/loss on commercial mortgage loans held-for-sale, measured at fair value	231	—	(474)	—
Unrealized (gain)/loss on derivatives	(1,272)	(583)	(1,162)	(583)
Realized (gain)/loss on derivatives	41	18	(1,476)	18
Total other (income)/loss	$(3,226)	$(1,557)	$(9,220)	$408
Income/(loss) before taxes	19,325	6,684	37,478	19,014
Provision/(benefit) for income tax	325	(291)	1,080	(291)
Net income	$19,000	$6,975	$36,398	$19,305
Less: Preferred stock dividends	$(1,255)	$—	$(1,271)	$—
Net income applicable to common stock	$17,745	$6,975	$35,127	$19,305

Basic net income per share	$0.49	$0.22	$1.07	$0.61
Diluted net income per share	$0.49	$0.22	$1.07	$0.61
Basic weighted average shares outstanding	35,468,648	31,741,679	32,977,572	31,778,169
Diluted weighted average shares outstanding	38,942,428	31,756,503	34,168,274	31,790,267

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$19,000	$6,975	$36,398	$19,305
Unrealized gain/(loss) on available-for-sale securities	194	(448)	171	500
Comprehensive income attributable to Benefit Street Partners Realty Trust, Inc.	$19,194	$6,527	$36,569	$19,805

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2017	31,834,072	$320	$704,101	$—	$(94,082)	$610,339
Issuance of common stock	5,888,935	59	96,781	—	—	96,840
Common stock repurchases	(809,023)	(8)	(15,077)	—	—	(15,085)
Common stock issued through distribution reinvestment plan	557,634	5	10,591	—	—	10,596
Share-based compensation	5,775	—	118	—	—	118
Offering costs	—	—	(236)	—	—	(236)
Net income	—	—	—	—	36,398	36,398
Distributions declared	—	—	—	—	(36,796)	(36,796)
Other comprehensive income	—	—	—	171	—	171
Balance, September 30, 2018	37,477,393	$376	$796,278	$171	$(94,480)	$702,345

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$36,398	$19,305
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(3,456)	(1,617)
Accretion of deferred commitment fees	(1,400)	(1,887)
Amortization of deferred financing costs	10,788	3,735
Share-based compensation	118	56
Change in unrealized losses on commercial mortgage loans held-for-sale	(474)	(220)
Change in unrealized (gain)/losses on derivative instruments	(1,162)	(583)
Loan loss provision/(recovery)	3,502	(222)
Deferred income taxes	—	(291)
Origination of commercial mortgage loans, held-for-sale	(444,496)	(60,950)
Proceeds from sale of commercial mortgage loans, held-for-sale	377,263	88,352
Realized (gain)/loss from sale of real estate securities	107	—
Realized (gain)/loss from sale of commercial mortgage loans held-for-sale	(9,717)	1,587
Changes in assets and liabilities:
Accrued interest receivable	(2,054)	1,240
Prepaid expenses and other assets	(2,553)	(4,717)
Accounts payable and accrued expenses	2,172	3,084
Due to affiliates	(3,106)	519
Interest payable	940	405
Net cash (used in)/provided by operating activities	$(37,130)	$47,796
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(1,278,978)	$(565,094)
Proceeds from commercial mortgage loans, held for sale	2,218
Principal repayments received on commercial mortgage loans, held for investment	556,465	176,138
Purchase of real estate securities	(39,511)	—
Proceeds from sale of real estate securities	12,456	34,888
Principal repayments received on real estate securities	—	15,000
Purchase of derivative instruments	(520)	(383)
Net cash (used in)/provided by investing activities	$(747,870)	$(339,451)
Cash flows from financing activities:
Proceeds from issuances of redeemable convertible preferred stock	$96,075	$—
Proceeds from issuances of common stock	96,840	—
Common stock repurchases	(15,072)	(20,546)
Payments of offering costs and fees related to common stock issuances	(236)	—
Borrowings under collateralized loan obligations	488,000	339,500
Repayments of collateralized loan obligations	(331,656)	(97,470)
Borrowings on repurchase agreements - commercial mortgage loans	1,566,956	368,745
Repayments of repurchase agreements - commercial mortgage loans	(1,067,282)	(307,024)
Borrowings on repurchase agreements - real estate securities	146,692	343,151
Repayments of repurchase agreements - real estate securities	(163,454)	(370,754)
Borrowings on other financing - commercial mortgage loans	—	36,200

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Repayments on other financing - commercial mortgage loans	(26,182)	(5,274)
Payments of deferred financing costs	(6,230)	(6,598)
Distributions paid	(25,118)	(31,328)
Net cash (used in)/provided by financing activities	$759,333	$248,602
Net change in cash, cash equivalents and restricted cash	$(25,667)	$(43,053)
Cash, cash equivalents and restricted cash beginning of period	91,708	123,069
Cash, cash equivalents and restricted cash, end of period	$66,041	$80,016

Supplemental disclosures of cash flow information:
Interest paid	$38,455	$17,850
Taxes paid	340	—
Supplemental disclosures of non-cash flow information:
Common stock issued through distribution reinvestment plan	10,478	16,349
Loans transferred to commercial real estate loans, held-for-sale, transferred at fair value	—	31,207

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$55,471	$72,262
Restricted cash	10,570	7,754
Cash, cash equivalents and restricted cash, end of period	$66,041	$80,016

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2017, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2018. There have been no significant changes to the Company's significant accounting policies during the three months and nine months ended September 30, 2018.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
Until September 2017; the Company incurred both acquisition fees and acquisition expenses payable to the Advisor. Since September 2017, pursuant to the terms of the Advisory Agreement, the Advisor is no longer entitled to acquisition fees but continues to be entitled to reimbursement for acquisition expenses.
Commercial Mortgage Loans
Held-for-Investment - Commercial mortgage loans that are held for investment are anticipated to be held until maturity and are carried at cost, net of unamortized acquisition expenses, discounts or premiums. Commercial mortgage loans, held for investment purposes, that are deemed to be impaired are carried at amortized cost less a specific allowance for loan losses. Interest income is recorded on the accrual basis and related discounts, premiums and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the Company’s consolidated statements of operations. Guaranteed loan exit fees payable by the borrower upon maturity are accreted over the life of the investment using the effective interest method. The accretion of guaranteed loan exit fees is recognized in interest income in the Company's consolidated statements of operations.
Held-for-Sale - Commercial mortgage loans that are intended to be sold in the foreseeable future are reported as held-for-sale and are transferred at fair value and recorded at the lower of cost or fair value with changes recorded through the statements of operations. Unamortized loan origination costs for commercial mortgage loans held-for-sale that are carried at the lower of cost or fair value are capitalized as part of the carrying value of the loans and recognized upon the sale of such loans. Amortization of origination costs ceases upon transfer of commercial mortgage loans to held-for-sale. During the nine months ended September 30, 2018, the Company originated $5.9 million of commercial mortgage loans held-for-sale and sold these loans during the period for net proceeds of approximately $5.9 million.
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
September 30, 2018
(Unaudited)

consolidated balance sheet. Interest income received on commercial mortgage loans held-for-sale is recorded on the accrual basis of accounting and is included in interest income in the consolidated statements of operations.
As of September 30, 2018, the fair value amount and the contractual principal outstanding of commercial mortgage loans accounted for under the fair value option was $106.0 million and $105.5 million, respectively. As of December 31, 2017, the fair value amount and the contractual principal outstanding of commercial mortgage loans accounted for under the fair value option was $28.5 million. None of the Company's commercial mortgage loans accounted for under the fair value option are in default or are greater than ninety days past due. For the three and nine months ended September 30, 2018, the Company realized a gain of $3.4 million and $9.8 million, respectively, relating to the sale of commercial mortgage loans that are accounted for under the fair value option. The Company did not have any realized gain or loss relating to the sale of commercial mortgage loans that are accounted for under the fair value option for the three and nine months ended September 30, 2017.
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
General reserves are recorded when (i) available information as of each balance sheet date indicates that it is probable a loss has occurred in the portfolio and (ii) the amount of the loss can be reasonably estimated. The Company estimates loss rates based on historical realized losses experienced in the industry, given the fact the Company has not experienced significant losses, and takes into account current collateral and economic conditions affecting the probability and severity of losses when establishing the allowance for loan losses. The Company performs a comprehensive analysis of its loan portfolio and assigns risk ratings to loans that incorporate management's current judgments about their credit quality based on all known and relevant internal and external factors that may affect collectability. The Company considers, among other things, payment status, lien position, borrower financial resources and investment in collateral, collateral type, project economics and geographic location as well as national and regional economic factors. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. Ratings range from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss.
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
For collateral dependent impaired loans, impairment is measured using the estimated fair value of collateral less the estimated cost to sell. Valuations are performed or obtained at the time a loan is determined to be impaired and designated non-performing, and are updated if circumstances indicate that a significant change in value has occurred. The Advisor generally will use the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans. In more limited cases, the Advisor will obtain external "as is" appraisals for loan collateral.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a taxable year, it will not be subject to U.S. federal income tax on the REIT taxable income that it distributes. The Company did not have any undistributed REIT taxable income for the period ended September 30, 2018 and therefore, has not provided for REIT U.S. federal income tax expense. However, even if the Company qualifies for taxation as a REIT, the Company and its subsidiaries may be subject to a variety of taxes, including payroll taxes and certain state and local income, property, excise and franchise taxes. The Company could also be subject to U.S. federal income tax in certain circumstances.
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
For financial reporting purposes, a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRS. The Company's TRS recognized pre-tax income of approximately $1.4 million and $4.7 million for the three and nine months ended September 30, 2018, respectively, and U.S. federal, state and local income tax expense of $0.3 million and $1.1 million for the three and nine months ended September 30, 2018. These amounts have been included on the accompanying consolidated statements of operations. The Company's TRS did not have any pre-tax income or tax expense for the three and nine months ended September 30, 2017, respectively.
The Company’s tax returns are subject to audit by taxing authorities. As of September 30, 2018, the tax years 2014, 2015, 2016 and 2017 remain open to examination by the major taxing jurisdictions in which the Company is subject to taxes. Under GAAP, a tax benefit related to an income tax position may be recognized when it is more likely than not that the position will be sustained upon examination by the tax authorities based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized upon settlement.
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
September 30, 2018
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
Per Share Data
The Company’s redeemable convertible preferred stock Series A (the "Preferred Stock") is considered a participating security. As such, the Company is required to include the Preferred Stock in the calculation of basic earnings per share and calculate basic earnings per share using the two-class method. The Company’s dilutive earnings per share calculation is computed using the more dilutive result of the treasury stock method, assuming the participating security is a potential common share, or the two-class method, assuming the participating security is not converted. The Company calculates basic earnings per share by dividing net income applicable to common stock for the period by the weighted-average number of shares of common stock outstanding for that period. Diluted earnings per share reflects the potential dilution that could occur from shares outstanding if potential shares of common stock with a dilutive effect have been issued in connection with the restricted stock plan or upon conversion of the outstanding shares of the Company’s Preferred Stock, except when doing so would be anti-dilutive.
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

See Note 13 - Segment Reporting for further information regarding the Company's segments.
Redeemable Convertible Preferred Stock
The Company’s Preferred Stock is classified outside of permanent equity in the consolidated balance sheets. This classification is applicable because, subject to certain conditions, the Preferred Stock is redeemable at the option of the holder of Preferred Stock, outside of the control of the Company. As set forth in the Articles Supplementary (the “Articles Supplementary”) to the Company’s Articles of Amendment and Restatement, the Preferred Stock is redeemable for shares of the Company's common stock, $0.01 par value per share (the "Common Stock") at the option of the shareholder upon a change of control (as defined in the Articles Supplementary) or after the sixth anniversary of the date of issuance. A change in control of the Company outside of the Company’s control is possible if any person acquires more than 50% of the total economic interests or voting power of all securities of the Company, other than in a liquidity event.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Immediately prior to a “Liquidity Event”, each outstanding share of Preferred Stock shall convert (the “Mandatory Conversion”) into 299.2 shares of Common Stock, subject to anti-dilution adjustments (the “Conversion Rate”). A “Liquidity Event” is defined as (i) the listing of the Common Stock on a national securities exchange or quotation on an electronic inter-dealer quotation system; (ii) a merger or business combination involving the Company pursuant to which outstanding shares Common Stock are exchanged for securities of another company which are listed on a national securities exchange or quoted on an electronic inter-dealer quotation system; or (iii) any other transaction or series of transaction that results in all shares of Common Stock being transferred or exchange for cash or securities which are listed on a national securities exchange or quoted on an electronic inter-dealer quotation system. If there has not been a Liquidity Event within six years from the initial issuance of the Preferred Stock, each holder of Preferred Stock shall have the right to convert all, but not less than all, of the Preferred Stock held by such holder into Common Stock at the Conversion Rate. Each holder also has the option to convert its shares of Preferred Stock into Common Stock upon a change in control (as defined in the Articles Supplementary) of the Company. In addition, neither the Company nor a holder of shares of Preferred Stock may redeem shares of the Preferred Stock until six years from the initial issuance of the Preferred Stock, except in cases of a change in control (as defined in the Articles Supplementary).
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
In August 2018, the FASB issued guidance that is part of the FASB’s disclosure framework project, whose objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements. The ASU eliminates, amends

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

and adds certain disclosure requirements for fair value measurements. The amendments become effective for reporting periods beginning after December 15, 2019, and early adoption is permitted for adoption of the entire standard or only the provisions that eliminate or modify the requirements. The Company is currently evaluating the impact of this new guidance.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans, held-for-investment, carrying values by class (dollars in thousands):

	September 30, 2018	December 31, 2017
Senior loans	$2,113,557	$1,368,425
Mezzanine loans	27,145	35,087
Total gross carrying value of loans	$2,140,702	$1,403,512
Less: Allowance for loan losses	4,968	1,466
Total commercial mortgage loans, held for investment, net	$2,135,734	$1,402,046
The following table presents the activity in the Company's allowance for loan losses (dollars in thousands):

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Beginning of period	$1,466	$2,181
Loan loss provision/(recovery) (1)	3,502	(715)
Charge-offs	—	—
Recoveries	—	—
Ending allowance for loan losses	$4,968	$1,466
(1) Includes $4.1 million loan loss provision specifically reserved on one loan in non-performing status as of September 30, 2018.

As of September 30, 2018 and December 31, 2017, the Company's total commercial mortgage loan portfolio, excluding commercial mortgage loans accounted for under the fair value option, was comprised of 100 and 69 loans, respectively.
The following table represents the composition by loan type of the Company's commercial mortgage loans portfolio, excluding commercial mortgage loans, held-for-sale, measured at fair value (dollars in thousands).

	September 30, 2018		December 31, 2017
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$875,134	40.7%	$505,189	35.9%
Office	481,086	22.4%	455,698	32.4%
Retail	255,856	11.9%	209,598	14.9%
Hospitality	336,064	15.6%	184,025	13.1%
Industrial	53,871	2.5%	53,208	3.7%
Mixed-Use	112,105	5.2%	—	—%
Self-Storage	36,057	1.7%	—	—%
Total	$2,150,173	100.0%	$1,407,718	100.0%
As of September 30, 2018 and December 31, 2017, the Company's total commercial mortgage loans, held-for-sale, measured at fair value comprised of 12 and 3 loans, respectively.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The following table represents the composition by loan type of the Company's commercial mortgage loans, held-for-sale, measured at fair value (dollars in thousands).

	September 30, 2018		December 31, 2017
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$27,700	26.3%	$28,531	100.0%
Retail	42,030	39.8%	—	—%
Hospitality	23,273	22.1%	—	—%
Self-Storage	12,500	11.8%	—	—%
Total	$105,503	100.0%	$28,531	100.0%
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
All commercial mortgage loans, excluding loans classified as commercial mortgage loans, held-for-sale, measured at fair value within the consolidated balance sheet, are assigned an initial risk rating of 2.0. As of September 30, 2018 and December 31, 2017, the weighted average risk rating of loans was 2.1 and 2.2, respectively. As of September 30, 2018 the Company had one loan with an unpaid principal balance of $16.8 million and fair value of $12.1 million in non-performing status. The Company applied six months of interest received of $0.6 million on this loan as a reduction to the unpaid principal balance. During the three and nine months ended September 30, 2018, the Company recorded $1.3 million and $4.1 million respectively, of asset-specific reserve included in loan loss provision/(recovery) on the consolidated statement of operations. As of December 31, 2017, the Company did not have any loans that were past due on their payments, in non-performing status or impaired.
For the nine months ended September 30, 2018 and year ended December 31, 2017, the activity in the Company's commercial mortgage loans, held-for-investment portfolio was as follows (dollars in thousands):

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Balance at Beginning of Year	$1,402,046	$1,046,556
Acquisitions and originations	1,286,948	837,861
Principal repayments	(542,833)	(381,933)
Discount accretion and premium amortization	3,284	2,554
Loans transferred to commercial real estate loans, held-for-sale	(2,250)	(100,005)
Net fees capitalized into carrying value of loans	(7,959)	(3,702)
Loan loss recovery/(provision)	(3,502)	715
Balance at End of Period	$2,135,734	$1,402,046

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Note 4 - Real Estate Securities
The following is a summary of the Company's real estate securities, CMBS (in thousands):

		Weighted Average
	Number of Investments	Interest Rate	Maturity	Par Value	Fair Value
September 30, 2018	2	4.7%	December 2023	$26,750	$27,048
December 31, 2017	—	—%	N/A	—	—
The Company classified its CMBS as available-for-sale as of September 30, 2018. The investment is reported at fair value in the consolidated balance sheet with changes in fair value recorded in Accumulated other comprehensive income or loss.
During the quarter ended September 30, 2018, the Company purchased and subsequently sold $15.8 million par amount of CMBS, and recognized a loss of $0.1 million.
The following table shows the amortized cost, unrealized gains/losses and fair value of the Company's CMBS investments as of September 30, 2018 and December 31, 2017 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2018	$26,877	$171	$—	$27,048
December 31, 2017	—	—	—	—
As of September 30, 2018, the Company held two CMBS positions with an aggregate carrying value of $26.9 million, and a net unrealized gain of $0.2 million. As of December 31, 2017, the Company held no CMBS positions.
The following table provides information on the amounts of gains (losses) on the Company's real estate securities, CMBS, available-for-sale (dollars in thousands):

	Three Months Ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Unrealized gain (loss) available-for-sale securities	$194	$(448)	$171	$19
Reclassification of net (gain) loss on available-for-sale securities included in net income (loss)	—	—	—	481
Unrealized gain (loss) available-for-sale securities, net of reclassification adjustment	$194	$(448)	$171	$500
The amounts reclassified for net (gain) loss on available-for-sale securities are included in the realized (gain) loss on sale of real estate securities in the Company's consolidated statements of operations.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
The details of the Company's Repo Facilities and the Barclays Facility at September 30, 2018 and December 31, 2017 are as follows (dollars in thousands):

As of September 30, 2018				Ending Weighted Average Interest Rate	Term Maturity
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)
JPM Repo Facility (2)	$520,000	$241,282	$6,601	4.32%	1/30/2020
GS Repo Facility (3)	250,000	—	415	N/A	12/27/2018
USB Repo Facility (4)	100,000	14,651	502	3.91%	6/15/2020
CS Repo Facility (5)	300,000	309,396	5,301	4.37%	6/19/2019
Barclays Facility (6)	100,000	—	1,145	N/A	9/19/2019
Total	$1,270,000	$565,329	$13,964
__________________________
(1) For the nine months ended September 30, 2018. Includes amortization of deferred financing costs.
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
(5) On July 19, 2018, the committed financing amount was upsized from $250 million to $300 million. On June 20, 2018, the Company exercised the extension option upon the satisfaction of certain conditions, and extended the term maturity to June 19, 2019. In September 2018, the CS Repo Facility lender agreed to a temporary increase to the committed financing amount on one specific pledged asset.
(6) On July 30, 2018, the committed financing amount was upsized from $75 million to $100 million. Includes a one-year extension at the Company's option.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

As of December 31, 2017				Ending Weighted Average Interest Rate	Term Maturity
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)
JPM Repo Facility (2)	$300,000	$42,042	$7,064	3.48%	6/12/2019
GS Repo Facility (3)	250,000	13,500	3,213	3.74%	12/27/2018
CS Repo Facility (5)	250,000	10,148	58	N/A	8/30/2018
USB Repo Facility (4)	100,000	—	163	N/A	6/15/2020
Barclays Facility (6)	75,000	—	14	N/A	9/19/2019
Total	$975,000	$65,690	$10,512
_______________________
(1) For the nine months ended September 30, 2017. Includes amortization of deferred financing costs.
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
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. Should the value of the Company’s collateral decrease as a result of deteriorating credit quality, resulting margin calls may cause an adverse change in the Company’s liquidity position. As of September 30, 2018 and December 31, 2017, the Company is in compliance with all debt covenants.
Other financing - Commercial Mortgage Loans
The Company entered into a financing arrangement with Pacific Western Bank for term financing (“PWB Financing”) on May 17, 2017. The PWB Financing provided the Company with $36.2 million and is collateralized by a portfolio asset of $54.2 million. The PWB Financing accrued interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of 4.0%. The PWB Financing had a maturity date of June 9, 2019. The Company paid off the outstanding balance in June 2018. As of December 31, 2017, the Company had $26.2 million of outstanding principal under the PWB Financing. The Company incurred $1.2 million of interest expense on the PWB Financing for the nine months ended September 30, 2018, including amortization of deferred financing costs.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Below is a summary of the Company's MRAs as of September 30, 2018 and December 31, 2017 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged	Interest Rate	Days to Maturity
As of September 30, 2018
JP Morgan Securities LLC	$22,272	$5	$26,750	2.91%	26
Total	$22,272	$5	$26,750	2.91%	26

				Weighted Average
	Amount Outstanding	Accrued Interest	Collateral Pledged (*)	Interest Rate	Days to Maturity
As of December 31, 2017
JP Morgan Securities LLC	$39,035	$11	$56,044	3.32%	26
Total	$39,035	$11	$56,044	3.32%	26
_______________________
* Includes $56.0 million Tranche C of RFT 2015-FL1 CLO held by the Company, which is eliminated within the Real estate securities, at fair value line of the consolidated balance sheets as of December 31, 2017.
Collateralized Loan Obligations
On February 15, 2018, the Company called all of the outstanding notes issued by RFT 2015-FL1,a wholly owned indirect subsidiary of the Company. The outstanding principal of the notes on the date of the call was $145 million. The Company recognized all the remaining unamortized deferred financing costs of $6.4 million recorded within the Interest expense line of the consolidated statements of operations, which was a non-cash charge.
As of September 30, 2018 and December 31, 2017 the notes issued by BSPRT 2017-FL1 Issuer, a wholly owned indirect subsidiary of the Company, are collateralized by interests in a pool of 20 mortgage assets having a total principal balance of $319.0 million (the “2017-FL1 Mortgage Assets”) originated by a subsidiary of the Company. The sale of the 2017-FL1 Mortgage Assets to BSPRT 2017-FL1 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of June 29, 2017, between the Company and BSPRT 2017-FL1 Issuer.
As of September 30, 2018 and December 31, 2017 the notes issued by BSPRT 2017-FL2 Issuer, a wholly owned indirect subsidiary of the Company, are collateralized by interests in a pool of 17 mortgage assets having a total principal balance of $341.9 million (the “2017-FL2 Mortgage Assets”) originated by a subsidiary of the Company and $8.2 million of cash held by the servicer related to loan payoffs, . The sale of the 2017-FL2 Mortgage Assets to BSPRT 2017-FL2 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of November 29, 2017, between the Company and BSPRT 2017-FL2 Issuer.
On April 5, 2018, BSPRT 2018-FL3 Issuer, Ltd. (the “Issuer”) and BSPRT 2018-FL3 Co-Issuer, LLC (the “Co-Issuer”), both wholly owned indirect subsidiaries of the Company, collateralized by interests in a pool of 39 mortgage assets having a principal balance of $582.8 million (the "2018-FL3 Mortgage Assets") and $27.3 million of of cash held by the servicer related to loan payoffs, entered into an indenture with the OP, as advancing agent, U.S. Bank National Association as note administrator and U.S. Bank National Association as trustee, which governs the issuance of approximately $546 million principal balance secured floating rate notes (the “Notes”), of which $488 million were purchased by third party investors and $58 million purchased by a wholly owned subsidiary of the OP. In addition, concurrently with the issuance of the Notes, the Issuer also issued 64,050,000 Preferred Shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “Preferred Shares”), which were not offered as part of closing the indenture. For U.S. federal income tax purposes, the Issuer and Co-Issuer are disregarded entities.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The Company, through its wholly-owned subsidiaries, holds the preferred equity tranches of BSPRT 2017-FL1, BSPRT 2017-FL2 and BSPRT 2018-FL3 of approximately $191 million. The following table represents the terms of the notes issued by BSPRT 2017-FL1 Issuer, BSPRT 2017-FL2 Issuer and BSPRT 2018-FL3, respectively (dollars in thousands):

CLO Facility	As of September 30, 2018	Par Value Issued	Par Value Outstanding (1)(2)	Interest Rate	Maturity Date
2017-FL1 Issuer	Tranche A	$223,600	$124,489	1M LIBOR + 135	7/1/2027
2017-FL1 Issuer	Tranche B	48,000	48,000	1M LIBOR + 240	7/1/2027
2017-FL1 Issuer	Tranche C	67,900	67,900	1M LIBOR + 425	7/1/2027
2017-FL2 Issuer	Tranche A	237,970	147,376	1M LIBOR + 82	10/15/2034
2017-FL2 Issuer	Tranche A-S	36,357	36,357	1M LIBOR + 110	10/15/2034
2017-FL2 Issuer	Tranche B	26,441	26,441	1M LIBOR + 140	10/15/2034
2017-FL2 Issuer	Tranche C	25,339	25,339	1M LIBOR + 215	10/15/2034
2017-FL2 Issuer	Tranche D	35,255	35,255	1M LIBOR + 345	10/15/2034
2018-FL3 Issuer	Tranche A	286,700	286,700	1M LIBOR + 105	3/15/2028
2018-FL3 Issuer	Tranche A-S	77,775	77,775	1M LIBOR + 135	3/15/2028
2018-FL3 Issuer	Tranche B	41,175	41,175	1M LIBOR + 165	3/15/2028
2018-FL3 Issuer	Tranche C	39,650	39,650	1M LIBOR + 255	3/15/2028
2018-FL3 Issuer	Tranche D	42,700	42,700	1M LIBOR + 345	3/15/2028
		$1,188,862	$999,157

CLO Facility	As of December 31, 2017	Par Value Issued	Par Value Outstanding (1)(3)	Interest Rate	Maturity Date
2015-FL1 Issuer	Tranche A	$231,345	$79,109	1M LIBOR + 175	8/1/2030
2015-FL1 Issuer	Tranche B	42,841	42,841	1M LIBOR + 388	8/1/2030
2015-FL1 Issuer	Tranche C	76,044	20,000	1M LIBOR + 525	8/1/2030
2017-FL1 Issuer	Tranche A	223,600	223,600	1M LIBOR + 135	7/1/2027
2017-FL1 Issuer	Tranche B	48,000	48,000	1M LIBOR + 240	7/1/2027
2017-FL1 Issuer	Tranche C	67,900	67,900	1M LIBOR + 425	7/1/2027
2017-FL2 Issuer	Tranche A	237,970	237,970	1M LIBOR + 82	10/15/2034
2017-FL2 Issuer	Tranche A-S	36,357	36,357	1M LIBOR + 110	10/15/2034
2017-FL2 Issuer	Tranche B	26,441	26,441	1M LIBOR + 140	10/15/2034
2017-FL2 Issuer	Tranche C	25,339	25,339	1M LIBOR + 215	10/15/2034
2017-FL2 Issuer	Tranche D	35,255	35,255	1M LIBOR + 345	10/15/2034
		$1,051,092	$842,812

________________________
(1) Excludes $16.0 million of Tranche E notes and $14.9 million of Tranche F notes issued by BSPRT 2017-FL2 Issuer, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of September 30, 2018 and December 31, 2017.
(2) Excludes $36.6 million of Tranche E notes and $21.4 million of Tranche F notes issued by BSPRT 2018-FL3 Issuer, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of September 30, 2018.
(3) Excludes $56.0 million of Tranche C notes issued by RFT 2015-FL1 Issuer, held by the Company, which is eliminated within the collateralized loan obligation line of the consolidated balance sheets as of December 31, 2017.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The below table reflects the total assets and liabilities of the Company's three CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of September 30, 2018 and December 31, 2017 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE.

Assets (dollars in thousands)	September 30, 2018	December 31, 2017
Cash (1)	$35,768	$49,017
Commercial mortgage loans, held for investment, net of allowance (2)	1,239,811	1,033,427
Accrued interest receivable	3,768	4,212
Total assets	$1,279,347	$1,086,656

Liabilities
Notes payable (3)(4)	$1,072,344	$912,800
Interest payable	1,765	1,462
Total liabilities	$1,074,109	$914,262
________________________
(1) Includes $35.5 million and $48.7 million of cash held by the servicer related to CLO loan payoffs as of September 30, 2018 and December 31, 2017.
(2) The balance is presented net of allowance for loan loss of $0.6 million and $1.3 million as of September 30, 2018 and December 31, 2017, respectively.
(3) Includes $16.0 million of Tranche E notes and $14.9 million of Tranche F notes issued by 2017-FL2 Issuer held by the Company as of September 30, 2018 and December 31, 2017; $36.6 million of Tranche E notes and $21.4 million of Tranche F notes issued by 2018-FL3 Issuer held by the Company as of September 30, 2018. The notes held by the Company are eliminated within the Collateral loan obligations line of the consolidated balance sheets. Includes $55.8 million of Tranche C of Company issued CLO held by the Company as of December 31, 2017.
(4) The balance is presented net of deferred financing cost and discount of $15.6 million and $16.9 million as of September 30, 2018 and December 31, 2017, respectively.
Note 6 - Net Income Per Share

The Company uses the two-class method in calculating basic and diluted EPS. The below table represents the Company's earnings per share and distribution per share for the three and nine months ended September 30, 2018 and 2017 (dollars in

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

thousands, except share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$19,000	$6,975	$36,398	$19,305
Less: Preferred stock dividends	(1,255)	—	(1,271)	—
Less: Preferred stock undistributed income	(451)	—	—	—
Net income applicable to common stock	$17,294	$6,975	$35,127	$19,305
Basic weighted-average shares outstanding	35,468,648	31,741,679	32,977,572	31,778,169
Basic net income per share	0.49	0.22	1.07	0.61

Net income	$19,000	$6,975	$36,398	$19,305
Basic weighted-average shares outstanding	35,468,648	31,741,679	32,977,572	31,778,169
Unvested restricted shares	14,209	14,824	10,007	12,098
Conversion of redeemable convertible preferred stock - weighted	3,459,571	—	1,180,695	—
Diluted weighted average shares outstanding	38,942,428	31,756,503	34,168,274	31,790,267
Diluted net income per share	0.49	0.22	1.07	0.61
Note 7 - Stock Transactions
As of September 30, 2018 and December 31, 2017, the Company had 37,477,393 and 31,834,072 shares of common stock outstanding, respectively, including shares issued pursuant to the Dividend Reinvestment Plan ("DRIP") and unvested restricted shares held by the Company’s independent directors.
Private Placements
Since February 2018 the Company has been conducting offerings of its common stock and Series A preferred stock in offerings exempt from the registration requirements of the Securities Act. The following table summarizes the sales of common stock in these offerings (dollars in thousands, except share amounts):

As of September 30, 2018	Total
Closing Date	Shares Issued	Purchase Price
June 25, 2018	834,537	$13,723
July 13, 2018	1,669,074	27,446
August 20, 2018	3,370,362	55,421
September 10, 2018	14,962	250
Total	5,888,935	$96,840
The following table summarizes the sales of Series A preferred stock in these offerings (dollars in thousands, except share amounts):

As of September 30, 2018	Total
Closing Date	Shares Issued	Purchase Price(1)
June 25, 2018	2,256	$11,278
July 13, 2018	4,498	22,554
August 20, 2018	9,083	45,619
August 28, 2018	3,378	17,000
Total	19,215	$96,451
________________________
(1) Purchase price is $5,000 per share of Series A preferred stock plus accrued dividends as of the date of settlement.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

As of September 30, 2018, the Company had binding purchase commitments for $20 million of common stock at $16.71 per share and $15.1 million of Series A preferred stock at $5,000 per share plus accrued dividends. Pursuant to the applicable subscription agreements, the Company can determine the timing of the closing of these commitments in its sole discretion.
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
For the three months ended September 30, 2018 and 2017, the Company declared daily common stock distributions equivalent to $1.44 per annum per share and $2.0625 per annum per share, respectively. As of September 30, 2018 and December 31, 2017, the Company had declared but unpaid common stock distributions of $5.1 million and $3.9 million, respectively. These amounts are included in Distributions payable on the Company’s unaudited Consolidated Balance Sheets. The Company distributed $35.0 million during the nine months ended September 30, 2018, comprised of $24.4 million in cash and $10.6 million in shares of common stock issued under the DRIP. The Company distributed $32.6 million during the nine months ended September 30, 2017, comprised of $21.2 million in cash and $11.4 million in shares of common stock issued under the DRIP.
The Company maintains a DRIP which permits shareholders to reinvest their distributions in stock of the Company. The purchase price of DRIP investments is currently the lesser of (i) the Company’s most recent estimated per-share NAV, as approved by the Company’s board of directors from time to time, and (ii) the Company’s most recent book value per share, computed in accordance with GAAP. The DRIP price for September 2018 through October 2018 was $18.95, which was the GAAP book value as of June 30, 2018. Starting with November 2018 distributions reinvested in December 2018, the DRIP offer price will be $18.75, which is the estimated per-share NAV as of September 30, 2018.
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
On August 10, 2017, the Company's board of directors amended the SRP to provide that the repurchase price per share for requests will be equal to (a) the lesser of (i) the Company’s most recent estimated per-share NAV, as approved by the Company’s board of directors from time to time, and (ii) the Company’s most recent book value per share, computed in accordance with GAAP, multiplied by (b) a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100%, if the person seeking repurchase has held his or her shares for a period greater than four years or in the case of requests for death or qualifying disability.
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
September 30, 2018
(Unaudited)

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
For any repurchases made for the fiscal semester ending December 31, 2018, the repurchase price per share will be based on the estimated per-share NAV as of September 30, 2018 of $18.75.

When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP will have the status of authorized but unissued shares.
The following table reflects the number of shares repurchased under the SRP cumulatively through September 30, 2018:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2017	2,125	1,991,391	$21.36
January 1 - January 31, 2018(1)	889	421,809	18.56
February 1 - February 28, 2018	—	—	—
March 1 - March 31, 2018	—	—	—
April 1 - April 30, 2018	—	—	—
May 1 - May 31, 2018	—	—	—
June 1 - June 30, 2018	—	—	—
July 1 - July 31, 2018	831	387,214	18.74
August 1 - August 31, 2018	—	—	—
September 1 - September 30, 2018	—	—	—
Cumulative as of September 30, 2018	3,845	2,800,414	$20.65
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

Note 8 - Commitments and Contingencies
Unfunded Commitments for Commercial Mortgage Loans
As of September 30, 2018 and December 31, 2017, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

Funding Expiration	September 30, 2018	December 31, 2017
2018	$6,277	$36,475
2019	45,378	26,465
2020	173,162	20,598
2021	104,635	—
Total	$329,452	$83,538
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
The table below shows the compensation and reimbursement payable to the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager for services relating to the Company's public offering as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	Payable as of
	September 30, 2018	December 31, 2017
Total commissions and fees incurred from the Former Dealer Manager	$—	$—
Total compensation and reimbursement for services provided by the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager	480	480
The payables as of September 30, 2018 and December 31, 2017 in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three and nine months ended September 30, 2018 and September 30, 2017, and the associated payable as of September 30, 2018 and December 31, 2017 (dollars in thousands):

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2018	2017	2018	2017	September 30, 2018	December 31, 2017
Acquisition fees and expenses(1)	$173	$1,685	$289	$4,175	$—	$—
Administrative services expenses	3,501	1,480	9,822	3,285	1,299	3,480
Asset management and subordinated performance fee	2,720	2,299	7,227	6,952	1,220	2,315
Other related party expenses(2)	315	87	785	183	316	146
Total	$6,709	$5,551	$18,123	$14,595	$2,835	$5,941
________________________
(1) Total acquisition fees and expenses paid during the three and nine months ended September 30, 2018 were $2.4 million and $6.6 million, respectively, of which $2.2 million and $6.3 million were capitalized within the commercial mortgage loans, held for investment line of the Company's consolidated balance sheet. For the three and nine months ended September 30, 2017 total acquisition fees and expenses paid during were $3.0 million and $9.0 million, respectively, of which $1.3 million and $4.8 million were capitalized.
(2) Included in other expenses in the Company's consolidated statement of operations.
The payables as of September 30, 2018 and December 31, 2017 in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
Purchases of Common Stock and Preferred Stock
Refer to Note 7 - Stock Transactions for a description of the Company’s private placements. Officers of the Company and other employees of the Advisor and its affiliates (“Manager Investors”) have acquired common stock and Series A preferred stock in these private placements on substantially the same terms applying to purchases by third party accredited investors unaffiliated with the Company or the Advisor. As of September 30, 2018, the Manager Investors have acquired in these private placements 1,893,569 shares of common stock for an aggregate purchase price of $31.6 million and 105 shares of Series A preferred stock for an aggregate purchase price (which includes accrued dividends) of $0.5 million. As of September 30, 2018, the remaining commitments of Manager Investors for preferred stock was $0.05 million. There were no remaining Manager Investors commitments for common stock as of September 30, 2018.
Other Transactions
On February 22, 2018, the Company purchased commercial mortgage loans, held-for-sale from an entity that is an affiliate of our Advisor, for an aggregate purchase price of $27.8 million. The purchase of the commercial mortgage loans and the $27.8 million purchase price were approved by the Company’s board of directors. On April 18, 2018, the Company sold $23.3 million of these commercial mortgage loans into a CMBS securitization. The remaining $4.5 million of these commercial mortgage loans are recorded in commercial mortgage loans, held-for-sale, measured at fair value on the consolidated balance sheet as of September 30, 2018.
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
September 30, 2018
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

Financial Instruments Measured at Fair Value on a Recurring Basis
CMBS, recorded in real estate securities, held-for-sale, measured at fair value on the consolidated balance sheet as of September 30, 2018, are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, recent trades of similar real estate securities and the spreads used in the prior valuation. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of September 30, 2018, the Company obtained broker quotes for determining the fair value of each CMBS investment. As the broker quotes were both limited and non-binding, the Company has classified the CMBS as Level III. As of December 31, 2017 the Company had no CMBS.
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no transfers between levels within fair value hierarchy during the quarter ended September 30, 2018 and December 31, 2017.
The following table presents information about the Company’s financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of September 30, 2018 and December 31, 2017 (dollars in thousands):

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

	Total	Level I	Level II		Level III
September 30, 2018
Assets, at fair value
Commercial mortgage loans, held-for-sale (1)	$105,976	$—	$—		$105,976
Real estate securities	27,048	—	—		27,048
Credit default swaps	319	—	319		—
Interest rate swaps	375	—	375		—
Treasury note futures	1,293	1,293	—		—
Total assets, at fair value	$135,011	$1,293	$694	—	$133,024

Liabilities, at fair value
Credit default swaps	$565	$—	$565		$—
Total liabilities, at fair value	$565	$—	$565		$—

December 31, 2017
Assets, at fair value
Commercial mortgage loans, held-for-sale (1)	28,531	—	—		28,531
Treasury note futures	132	132	—		—
Total assets, at fair value	$28,663	$132	$—		$28,531

Liabilities, at fair value
Credit default swaps	$357	$—	$357		$—
Total liabilities, at fair value	$357	$—	$357		$—
________________________
(1) Loans held in the Company's TRS, reported within Commercial mortgage loans, held-for-sale, measured at fair value on the consolidated balance sheets.
Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. As a result, the unrealized gains and losses for assets and liabilities within the Level III category may include changes in fair value that were attributable to both observable and unobservable inputs. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of September 30, 2018 and December 31, 2017 (dollars in thousands).

Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
September 30, 2018
Commercial mortgage loans, held-for-sale, measured at fair value	$105,976	Discounted Cash Flow	Yield	5.30%	4.4% - 13.5%
Real estate securities, available-for-sale, at fair value	27,048	Broker Quotes	Yield	4.93%	4.1% - 5.6%
December 31, 2017
Commercial mortgage loans, held-for-sale, measured at fair value	$28,531	Discounted Cash Flow	Yield	4.93%	4.8% - 5.3%
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	September 30, 2018
	Commercial Mortgage Loans, held-for-sale, measured at fair value	Real Estate Securities
Beginning balance, January 1, 2018	$28,531	$—
Transfers into Level III	—	—
Realized gain on sale of commercial mortgage loan held-for-sale	9,765	—
Realized gain (loss) on sale of real estate securities	—	(107)
Unrealized gain (loss)	474	—
Unrealized gain (loss) included in OCI (1)	—	171
Purchases	440,815	39,511
Sales / paydowns	(373,609)	(12,456)
Discount accretion/(premium amortization)	—	(71)
Transfers out of Level III	—	—
Ending balance, September 30, 2018	$105,976	$27,048

	December 31, 2017
	Commercial Mortgage Loans, held-for-sale, measured at fair value	Real Estate Securities
Beginning balance, January 1, 2017	$—	$49,049
Transfers into Level III	—	—
Realized gain on sale of real estate securities	—	172
Realized gain on sale of commercial mortgage loan held-for-sale	4,523	—
Net accretion	—	167
Unrealized gain (loss) included in OCI (1)	—	500
Purchases	156,101	—
Sales	(132,093)	(34,888)
Cash repayments/receipts	—	(15,000)
Transfers out of Level III	—	—
Ending balance, December 31, 2017	$28,531	$—
________________________
(1) Unrealized gains included in Other comprehensive income ("OCI") are attributable to assets held at September 30, 2018 and December 31, 2017.
Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans, held-for-investment and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of September 30, 2018 and December 31, 2017 (dollars in thousands):

		Level	Carrying Amount	Fair Value
September 30, 2018
Commercial mortgage loans, held-for-investment (1)	Asset	III	$2,140,702	$2,136,052
Collateralized loan obligation	Liability	II	983,546	1,002,313
December 31, 2017
Commercial mortgage loans, held-for-investment (1)	Asset	III	$1,403,512	$1,396,406
Collateralized loan obligation	Liability	II	826,150	842,812
________________________

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

(1) The carrying value is gross of $5.0 million and $1.5 million of allowance for loan losses as of September 30, 2018 and December 31, 2017, respectively.
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

As of September 30, 2018, the net premiums paid on derivative instrument assets were $0.3 million.

The following derivative instruments were outstanding as of September 30, 2018 and December 31, 2017 (dollars in thousands):

		Fair Value
Contract type	Notional	Assets (1)	Liabilities (1)

As of September 30, 2018
Credit default swaps	$80,000	$319	$565
Interest rate swaps	18,000	375	—
Treasury note futures	126,382	1,293	—
Total	$224,382	$1,987	$565

As of December 31, 2017
Credit default swaps	$30,000	$32	$357
Treasury note futures	43,906	100	—
Total	$73,906	$132	$357
_______________________
(1) Shown as derivative instruments, at fair value, in the accompanying consolidated balance sheets.

The following tables indicate the net realized and unrealized losses on derivatives, by primary underlying risk exposure, as included in loss on derivative instruments in the consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017(dollars in thousands).

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Total	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Total
Contract type
Credit default swaps	$(316)	$(64)	$(380)	$(106)	$29	$(77)
Interest rate swaps	84	195	279	74	709	783
Treasury note futures	1,504	(172)	1,332	1,194	738	1,932
Total	$1,272	$(41)	$1,231	$1,162	$1,476	$2,638

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Total	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Total
Contract type
Credit default swaps	$(171)	$(18)	$(189)	$(171)	$(18)	$(189)
Treasury note futures	754		754	754	—	754
Total	$583	$(18)	$565	$583	$(18)	$565

Note 12 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets use a gross presentation of derivative instruments, repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's derivative instruments and repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of September 30, 2018 and December 31, 2017 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2018
Derivative instruments, at fair value	$1,987	$—	$1,987	$—	$—	$1,987
December 31, 2017
Derivative instruments, at fair value	$132	$—	$132	$—	$—	$132

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged (2)	Net Amount
September 30, 2018
Repurchase agreements, commercial mortgage loans	$565,329	$—	$565,329	$779,745	$5,010	$—
Repurchase agreements - real estate securities	22,272	—	22,272	26,750	69	—
Derivative instruments, at fair value	565	—	565	—	5,167	—
December 31, 2017
Repurchase agreements, commercial mortgage loans	$65,690	$—	$65,690	$163,235	$5,005	$—
Repurchase agreements, real estate securities (1)	39,035	—	39,035	56,044	—	—
Derivative instruments, at fair value	357	—	357	—	2,961	—
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
September 30, 2018
(Unaudited)

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

The following table represents the Company's operations by segment for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

Three Months Ended September 30, 2018	Total	Real Estate Debt	Real Estate Securities	TRS
Interest income	$42,943	$41,046	$270	$1,627
Interest expense	17,120	15,694	192	1,234
Net income (loss)	19,000	17,275	(29)	1,754
Total assets as of September 30, 2018	2,387,390	2,246,251	27,647	113,492
Three Months Ended September 30, 2017
Interest income	22,195	21,795	269	131
Interest expense	8,845	8,386	409	50
Net income	6,975	7,588	(22)	(591)
Total assets as of December 31, 2017	1,583,661	1,517,021	389	66,251

Nine Months Ended September 30, 2018	Total	Real Estate Debt	Real Estate Securities	TRS
Interest income	$106,478	$101,073	$317	$5,088
Interest expense	50,183	46,813	378	2,992
Net income (loss)	36,398	30,997	(168)	5,569
Total assets as of September 30, 2018	2,387,390	2,246,251	27,647	113,492
Nine Months Ended September 30, 2017
Interest income	61,917	60,435	1,351	131
Interest expense	21,990	20,686	1,254	50
Net income	19,305	19,627	269	(591)
Total assets as of December 31, 2017	1,583,661	1,517,021	389	66,251

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
Determination of Net Asset Value per Share
On November 7, 2018, the Company’s board of directors unanimously determined an estimated NAV per share of the Company’s common stock of $18.74 as of September 30, 2018. The estimated NAV per share is based upon the estimated value of the Company’s assets less the Company’s liabilities as of September 30, 2018. An independent third-party valuation firm was engaged to value the Company’s investment portfolio. The Advisor calculated the estimated NAV per share based in part on this valuation and recommended to the board of directors the estimated NAV per share calculated by the Advisor. The valuation was

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited)

performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013.
As a result of the approval by the board of directors of the estimated NAV per share as of September 30, 2018, and pursuant to the terms of the DRIP and SRP, the Company (i) will offer shares pursuant to the DRIP at a purchase price of $18.75, beginning with November 2018 distributions which are reinvested in December 2018; and (ii) will repurchase shares pursuant to the SRP at a repurchase price of $18.75, subject to discounts in certain circumstances and subject to the terms and conditions of the SRP.
Private Placements
Subsequent to September 30, 2018, the Company sold an additional $1.5 million of common stock to accredited investors at $16.71 per share. The Company also entered into binding purchase commitments with Manager Investors for $2.0 million of common stock at $16.71 per share, with additional accredited investors for $2.9 million of common stock at $16.71 per share, and with accredited investors for $35 million of Series A preferred stock at $5,000 per share plus accrued dividends. Pursuant to the applicable subscription agreements, the Company can determine the timing of the closing of these commitments in its sole discretion
Advisor Transaction
On October 24, 2018, the Advisor announced that it had entered into a definitive agreement with Franklin Resources, Inc. and Templeton International, Inc. (collectively, “Franklin Templeton”), whereby Franklin Templeton has agreed, subject to the satisfaction of the closing conditions contained in the agreement, to acquire the Advisor (the “Transaction”). The consummation of the Transaction is expected to occur in early 2019. Upon consummation of the Transaction, the key senior management of the Advisor will continue to operate in the same professional capacity as prior to the Transaction. The Transaction will not impact the terms of the Amended and Restated Advisory Agreement and the Transaction will not result in any changes to the executive officers of the Company.

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
Estimated Per Share NAV
On November 7, 2018, our board of directors unanimously approved and established an estimated per share net asset value (“NAV”) of $18.74. The estimated per share NAV is based upon the estimated value of our assets less our liabilities as of September 30, 2018 (the “Valuation Date”). This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013. We believe that there have been no material changes between the Valuation Date and the date of this filing that would impact the estimated per share NAV.
With the unanimous approval of our board of directors, we engaged an independent third-party valuation firm to estimate the fair value of our loans. The valuation firm estimated the value of our loan portfolio by applying a discounted cash flow analysis to each loan to determine a range of estimated valuations. To estimate the Company’s NAV, the Advisor adjusted the loan portfolio valuation prepared by the valuation advisor by adding the amounts of cash and other tangible assets reflected on our balance sheet (as computed in accordance with GAAP) and subtracting our liabilities as reflected on our balance sheet (computed in accordance with GAAP). Based in part on these valuation ranges, the Advisor estimated that the Company’s NAV as of September 30, 2018 ranged from $17.94 to $19.52, with a midpoint estimated NAV of $18.75 (the “Midpoint Valuation”).
The Advisor recommended our board of directors approve the Midpoint Valuation as our estimated per share NAV. As with any methodology used to estimate value, the methodologies employed to estimate the NAV were based upon a number of estimates and assumptions that may not be accurate or complete. If different judgments, assumptions or opinions were used, a different estimate would likely result.
We believe that the method used to determine the estimated per share NAV of the Company’s common stock is the methodology most commonly used by public, non-listed REITs to estimate per share NAV. The estimated per share NAV does not represent the per share amount a third party would pay to acquire us, or the price at which our common stock would trade in the event we were listed on a national securities exchange. For example, the estimated per share NAV of the Company’s common stock does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange and other costs that may be incurred in connection with a liquidity event. Our estimated per share NAV does not reflect the conversion of any Series A redeemable convertible preferred stock stock.
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
Portfolio
As of September 30, 2018 and December 31, 2017, our commercial mortgage loans, held-for-investment portfolio consisted of 100 and 69 loans, respectively. The commercial mortgage loans held for investment had a total carrying value, net of allowance for loan losses, of $2,135.7 million and $1,402.0 million, respectively. As of September 30, 2018 and December 31, 2017, our total commercial mortgage loans, held-for-sale, measured at fair value comprised of 12 and 3 loans, with a fair value of $106.0 million and $28.5 million, respectively. We had two CMBS investments as of September 30, 2018 with a total fair value of $27.0 million and no CMBS investments as of December 31, 2017. For our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, we currently estimate loss rates based on historical realized losses experienced in the industry and take into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. We recorded a general allowance for loan losses as of September 30, 2018 and December 31, 2017 in the amount of $5.0 million and $1.5 million, respectively. As of September 30, 2018, we had one loan with an unpaid principal balance of $16.8 million and fair value of $12.1 million in non-performing status. We applied six months of interest received totaling $0.6 million as a reduction to the unpaid principal balance. In the three and nine months ended September 30, 2018, we recorded $1.3 million and $4.1 million respectively, of asset-specific reserve included in loan loss provision/(recovery) on the consolidated statement of operations. As of December 31, 2017, we did not have any loans that were past due on their payments, in non-performing status or impaired.
As of September 30, 2018 and December 31, 2017, our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, had a weighted average coupon of 6.6% and 6.7%, and a weighted average life of 1.5 and 1.3 years, respectively. Our CMBS investments had a weighted average coupon of 4.7% and a remaining life of 5.2 years as of September 30, 2018.
The following charts summarize our commercial mortgage loans held-for- investment portfolio as a percentage of par value, by the collateral type, geographical region and coupon rate type as of September 30, 2018 and December 31, 2017:

An investments region classification is defined according to the below map based on the location of investments' secured property.

The following charts show the par value by contractual maturity year for the commercial mortgage loans held for investment, in our portfolio as of September 30, 2018 and December 31, 2017.

The following table shows selected data from our commercial mortgage loans held-for-investment portfolio as of September 30, 2018 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Mezzanine Loan 1	Multifamily	$4,000	12.00%	12.0%	74.5%
Mezzanine Loan 2	Office	7,000	12.00%	12.0%	78.3%
Mezzanine Loan 3	Multifamily	3,480	9.50%	9.5%	84.3%
Mezzanine Loan 4	Office	10,000	10.00%	10.0%	78.7%
Mezzanine Loan 5	Multifamily	3,000	1 month LIBOR + 13.00%	15.2%	77.7%
Senior Debt 1	Office	31,250	1 month LIBOR + 4.50%	6.7%	71.1%
Senior Debt 2	Retail	9,450	1 month LIBOR + 4.90%	7.1%	69.2%
Senior Debt 3	Office	38,385	1 month LIBOR + 5.25%	7.4%	72.1%
Senior Debt 4	Retail	11,684	1 month LIBOR + 4.50%	6.7%	74.8%
Senior Debt 5	Hospitality	16,800	1 month LIBOR + 4.90%	7.1%	74.0%
Senior Debt 6	Retail	14,600	1 month LIBOR + 4.25%	6.4%	65.0%
Senior Debt 7	Office	10,700	1 month LIBOR + 4.65%	6.8%	70.8%
Senior Debt 8	Industrial	20,215	1 month LIBOR + 4.25%	6.4%	68.0%
Senior Debt 9	Retail	7,500	1 month LIBOR + 5.00%	7.2%	59.0%
Senior Debt 10	Multifamily	4,885	1 month LIBOR + 3.85%	6.0%	76.8%
Senior Debt 11	Multifamily	6,298	1 month LIBOR + 3.95%	6.1%	77.5%
Senior Debt 12	Multifamily	5,894	1 month LIBOR + 4.05%	6.2%	80.0%
Senior Debt 13	Industrial	33,655	1 month LIBOR + 4.00%	6.2%	65.0%
Senior Debt 14	Office	12,000	1 month LIBOR + 4.75%	6.9%	54.1%
Senior Debt 15	Office	35,000	1 month LIBOR + 5.00%	7.2%	79.0%
Senior Debt 16	Office	29,398	1 month LIBOR + 4.25%	6.4%	73.3%
Senior Debt 17	Office	20,530	1 month LIBOR + 5.35%	7.5%	48.2%
Senior Debt 18	Retail	13,700	1 month LIBOR + 4.75%	6.9%	62.6%
Senior Debt 19	Retail	28,900	1 month LIBOR + 4.73%	6.9%	73.1%
Senior Debt 20	Retail	12,953	1 month LIBOR + 5.00%	7.2%	73.3%
Senior Debt 21	Retail	15,750	1 month LIBOR + 5.25%	7.4%	70.5%
Senior Debt 22	Multifamily	17,657	1 month LIBOR + 7.10%	9.3%	76.4%
Senior Debt 23	Hospitality	12,600	1 month LIBOR + 5.50%	7.7%	61.6%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 24	Hospitality	13,025	1 month LIBOR + 5.50%	7.7%	71.2%
Senior Debt 25	Retail	22,587	1 month LIBOR + 5.00%	7.2%	60.9%
Senior Debt 26	Multifamily	26,000	1 month LIBOR + 5.25%	7.4%	69.7%
Senior Debt 27	Hospitality	14,900	1 month LIBOR + 6.25%	8.4%	69.0%
Senior Debt 28	Office	12,830	1 month LIBOR + 4.45%	6.6%	64.2%
Senior Debt 29	Office	10,400	1 month LIBOR + 5.50%	7.7%	74.0%
Senior Debt 30	Multifamily	39,700	1 month LIBOR + 5.50%	7.7%	76.0%
Senior Debt 31	Multifamily	25,500	1 month LIBOR + 4.85%	7.0%	83.1%
Senior Debt 32	Retail	7,500	1 month LIBOR + 5.25%	7.4%	70.5%
Senior Debt 33	Office	56,928	1 month LIBOR + 4.50%	6.7%	69.2%
Senior Debt 34	Multifamily	46,612	1 month LIBOR + 4.50%	6.7%	73.8%
Senior Debt 35	Hospitality	8,875	1 month LIBOR + 6.20%	8.4%	67.7%
Senior Debt 36	Office	25,120	1 month LIBOR + 4.15%	6.3%	69.5%
Senior Debt 37	Multifamily	34,875	1 month LIBOR + 3.75%	5.9%	71.2%
Senior Debt 38	Office	12,400	1 month LIBOR + 4.00%	6.2%	69.7%
Senior Debt 39	Hospitality	10,600	1 month LIBOR + 5.00%	7.2%	61.6%
Senior Debt 40	Office	20,620	1 month LIBOR + 4.25%	6.4%	68.6%
Senior Debt 41	Hospitality	7,700	1 month LIBOR + 5.75%	7.9%	77.0%
Senior Debt 42	Multifamily	17,653	1 month LIBOR + 3.62%	5.8%	69.5%
Senior Debt 43	Multifamily	13,740	1 month LIBOR + 4.75%	6.9%	63.9%
Senior Debt 44	Hospitality	57,075	1 month LIBOR + 5.19%	7.4%	51.8%
Senior Debt 45	Multifamily	13,481	1 month LIBOR + 4.50%	6.7%	68.4%
Senior Debt 46	Multifamily	26,111	1 month LIBOR + 4.50%	6.7%	22.4%
Senior Debt 47	Hospitality	10,250	1 month LIBOR + 5.25%	7.4%	60.7%
Senior Debt 48	Hospitality	15,280	1 month LIBOR + 4.41%	6.6%	48.1%
Senior Debt 49	Multifamily	16,635	1 month LIBOR + 3.60%	5.8%	80.5%
Senior Debt 50	Multifamily	11,841	1 month LIBOR + 3.30%	5.5%	70.9%
Senior Debt 51	Multifamily	27,300	1 month LIBOR + 3.50%	5.7%	75.0%
Senior Debt 52	Office	24,350	1 month LIBOR + 4.65%	6.8%	56.4%
Senior Debt 53	Hospitality	21,000	1 month LIBOR + 4.00%	6.2%	54.8%
Senior Debt 54	Office	19,450	1 month LIBOR + 3.70%	5.9%	58.9%
Senior Debt 55	Multifamily	19,683	1 month LIBOR + 4.25%	6.4%	75.0%
Senior Debt 56	Multifamily	15,218	1 month LIBOR + 3.65%	5.8%	77.0%
Senior Debt 57	Multifamily	42,000	1 month LIBOR + 3.70%	5.9%	63.7%
Senior Debt 58	Hospitality	13,500	1 month LIBOR + 4.75%	6.9%	59.9%
Senior Debt 59	Hospitality	15,000	1 month LIBOR + 4.95%	7.1%	52.6%
Senior Debt 60	Hospitality	24,872	1 month LIBOR + 4.00%	6.2%	68.0%
Senior Debt 61	Hospitality	20,232	1 month LIBOR + 4.40%	6.6%	72.7%
Senior Debt 62	Multifamily	31,750	1 month LIBOR + 3.60%	5.8%	83.6%
Senior Debt 63	Self-Storage	4,120	1 month LIBOR + 4.05%	6.2%	45.5%
Senior Debt 64	Self-Storage	6,496	1 month LIBOR + 5.05%	7.2%	55.8%
Senior Debt 65	Retail	50,732	1 month LIBOR + 4.25%	6.4%	87.1%
Senior Debt 66	Multifamily	7,500	1 month LIBOR + 4.25%	6.4%	80.6%
Senior Debt 67	Office	23,000	1 month LIBOR + 3.65%	5.8%	66.5%
Senior Debt 68	Self-Storage	7,306	1 month LIBOR + 5.05%	7.2%	57.6%
Senior Debt 69	Multifamily	76,128	1 month LIBOR + 3.50%	5.7%	71.8%
Senior Debt 70	Multifamily	39,570	1 month LIBOR + 4.75%	6.9%	70.4%
Senior Debt 71	Self-Storage	2,400	1 month LIBOR + 4.05%	6.2%	37.6%
Senior Debt 72	Multifamily	10,500	1 month LIBOR + 5.54%	7.7%	64.4%
Senior Debt 73	Self-Storage	6,310	1 month LIBOR + 5.05%	7.2%	59.1%
Senior Debt 74	Multifamily	20,226	1 month LIBOR + 3.15%	5.3%	79.7%
Senior Debt 75	Multifamily	11,590	1 month LIBOR + 3.75%	5.9%	85.9%
Senior Debt 76	Multifamily	66,000	1 month LIBOR + 3.75%	5.9%	76.8%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 77	Multifamily	17,250	1 month LIBOR + 4.25%	6.4%	70.0%
Senior Debt 78	Retail	31,000	1 month LIBOR + 4.95%	7.1%	85.4%
Senior Debt 79	Hospitality	22,355	1 month LIBOR + 4.00%	6.2%	68.8%
Senior Debt 80	Hospitality	34,000	1 month LIBOR + 4.50%	6.7%	36.2%
Senior Debt 81	Mixed-Use	96,704	1 month LIBOR + 4.00%	6.2%	67.0%
Senior Debt 82	Mixed-Use	15,401	1 month LIBOR + 4.75%	6.9%	49.0%
Senior Debt 83	Multifamily	11,120	1 month LIBOR + 3.50%	5.7%	74.6%
Senior Debt 84	Multifamily	16,283	1 month LIBOR + 3.30%	5.5%	83.1%
Senior Debt 85	Office	18,700	1 month LIBOR + 3.75%	5.9%	70.0%
Senior Debt 86	Office	50,000	1 month LIBOR + 4.23%	6.4%	59.6%
Senior Debt 87	Self-Storage	3,300	1 month LIBOR + 6.00%	8.2%	58.9%
Senior Debt 88	Multifamily	7,250	1 month LIBOR + 4.00%	6.2%	75.6%
Senior Debt 89	Multifamily	99,305	1 month LIBOR + 3.10%	5.3%	79.1%
Senior Debt 90	Office	13,025	1 month LIBOR + 3.40%	5.6%	67.5%
Senior Debt 91	Retail	29,500	6.25%	6.3%	68.5%
Senior Debt 92	Multifamily	25,500	1 month LIBOR + 3.50%	5.7%	73.3%
Senior Debt 93	Multifamily	13,600	1 month LIBOR + 3.53%	5.7%	65.4%
Senior Debt 94	Self-Storage	6,125	1 month LIBOR + 5.50%	7.7%	68.1%
Senior Debt 95	Hospitality	18,000	5.75%	5.8%	52.9%
		$2,150,173		6.6%	68.8%
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
(2) Loan to value percentage is from metrics at origination.

The following table shows selected data from our commercial mortgage loans, held-for-sale, measured at fair value (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate	Effective Yield	Loan to Value (1)
Mezzanine Loan 6	Multifamily	$2,600	1 month LIBOR + 9.50%	11.7%	77.9%
TRS Senior 1	Hospitality	4,023	5.64%	5.6%	52.9%
TRS Senior 2	Retail	6,955	5.65%	5.7%	68.0%
TRS Senior 3	Retail	12,550	5.08%	5.1%	73.3%
TRS Senior 4	Multifamily	4,500	5.53%	5.5%	66.0%
TRS Senior 5	Hospitality	19,250	5.15%	5.2%	67.5%
TRS Senior 6	Retail	7,600	5.71%	5.7%	48.4%
TRS Senior 7	Self-Storage	12,500	4.62%	4.6%	43.0%
TRS Senior 8	Retail	12,825	5.21%	5.2%	72.5%
TRS Senior 9	Multifamily	10,100	5.36%	5.4%	67.3%
TRS Senior 10	Multifamily	10,500	4.78%	4.8%	65.6%
TRS Senior 11	Retail	2,100	5.44%	5.4%	53.2%
		$105,503		5.3%	63.7%
________________________
(1) Loan to value percentage is from metrics at origination.

The following table shows selected data from our real estate securities, available-for-sale, at fair value (dollars in thousands):

Type	Par Value	Interest Rate	Effective Yield
CMBS 1	$13,250	1M LIBOR + 2.95%	5.1%
CMBS 2	13,500	1M LIBOR + 2.10%	4.3%
	$26,750		4.7%

Results of Operations
Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017
We conduct our business through the following segments:

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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,
	2018			2017
	Average Carrying Value(1)	Interest Income / Expense(2)	WA Yield / Financing Cost(3)(4)	Average Carrying Value(1)	Interest Income / Expense(2)	WA Yield / Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$2,006,833	$41,046	8.2%	$1,261,191	$21,795	6.9%
Real estate conduit	118,375	1,627	5.5%	11,722	131	4.5%
Real estate securities	29,561	270	3.7%	12,749	269	8.4%
Total	$2,154,769	$42,943	8.0%	$1,285,662	$22,195	6.9%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$456,636	$6,194	5.4%	$237,017	$2,784	4.7%
Other financing - commercial mortgage loans	—	—	N/A	34,681	472	5.4%
Repurchase agreements - real estate securities	23,056	192	3.3%	47,477	409	3.4%
Collateralized loan obligations	1,086,901	10,592	3.9%	523,227	5,180	4.0%
Derivative instruments	—	142	N/A	—	—	N/A
Total	$1,566,593	$17,120	4.4%	$842,402	$8,845	4.2%
Net interest income/spread		$25,823	3.6%		$13,350	2.7%
Average leverage %(5)	72.7%			65.5%
Weighted average levered yield(6)			10.6%			8.7%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for three months ended September 30, 2018 and 2017, respectively.
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

Interest Income
Interest income earned during the three months ended September 30, 2018 was $20.7 million higher compared to the three months ended September 30, 2017. The increase in interest income was due to an increase in the 1 Month LIBOR, the benchmark index for our loans, and an increase of $869.1 million in the average carrying value of our interest-earning assets. As of September 30, 2018, our loans had a total gross carrying value of $2,246.7 million and our CMBS investments had a fair value of $27.0 million, while as of September 30, 2017, our loans had a total gross carrying value of $1,379.2 million. As of September 30, 2017, the Company did not have any CMBS investments.
Interest income earned at the TRS during the three months ended September 30, 2018 was $1.6 million compared to $0.1 million for the three months ended September 30, 2017. The $1.5 million increase in interest income was due to the formation of the TRS in September 2017.
Interest Expense
Interest expense for the three months ended September 30, 2018 was $8.3 million higher compared to the three months ended September 30, 2017. The increase in interest expense was due to an increase in the 1 Month LIBOR, the benchmark index for our financing lines, and an increase of $724.2 million in the average carrying value of our interest-bearing liabilities, of which approximately $563.7 million is an increase due to one CLO issued in 2018.
Interest expense at the TRS for the three months ended September 30, 2018 was $1.2 million compared to $0.1 million for the three months ended September 30, 2017. The $1.1 million increase in interest expense was due to the formation of the TRS in September 2017.
Realized Gain/Loss on Commercial Mortgage Loans Held-for-Sale
Realized gain on commercial mortgage loans held-for-sale, measured at fair value, at the TRS for the three months ended September 30, 2018 was $3.4 million compared to $0.0 million for the three months ended September 30, 2017. The $3.4 million increase in realized gain was due to the sale of fixed-rate commercial real estate loans into the CMBS securitization market during the three months ended September 30, 2018, versus no comparable transaction in the three months ended September 30, 2017 due to the formation of the TRS in September 2017.
Expenses from Operations
Expenses from operations for the three months ended September 30, 2018 and 2017 were made up of the following (dollars in thousands):

	Three Months Ended September 30,
	2018	2017
Asset management and subordinated performance fee	$2,720	$2,299
Acquisition fees and acquisition expenses	173	1,685
Administrative services expenses	3,501	1,480
Professional fees	2,556	1,348
Other expenses	774	1,411
Total expenses	$9,724	$8,223
For the three months ended September 30, 2018, expenses were primarily related to asset management and subordinated performance fees, professional fees and administrative services expenses. Asset management and subordinated performance increased by $0.4 million due to an increase in the company's equity base. The entire amount in the asset management and subordinated performance fee line for the three months ended September 30, 2018 and three months ended September 30, 2017 is composed of asset management fees, as there were no subordinated performance fees incurred in either period due to applicable conditions not having been satisfied.
During the three months ended September 30, 2018 and September 30, 2017, we incurred $3.5 million and $1.5 million of administrative services expenses, respectively, an increase of approximately $2.0 million; additionally, during the three months ended September 30, 2018 and September 30, 2017 we incurred $2.6 million and $1.3 million of professional fees, respectively, an increase of approximately $1.2 million. The increases in administrative services expenses and professional fees are due to increases in overall company growth, origination activities and the addition of the TRS.

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt and real estate securities segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30,
	2018			2017
	Average Carrying Value(1)	Interest Income / Expense(2)	WA Yield / Financing Cost(3)(4)	Average Carrying Value(1)	Interest Income / Expense(2)	WA Yield / Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$1,759,578	$101,073	7.7%	$1,153,065	$60,435	7.0%
Real estate conduit	106,951	5,088	6.3%	3,950	131	4.4%
Real estate securities	11,218	317	3.8%	25,424	1,351	7.1%
Total	$1,877,747	$106,478	7.6%	$1,182,439	$61,917	7.0%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$320,814	$13,964	5.8%	$301,665	$10,511	4.6%
Other financing - commercial mortgage loans	11,867	1,215	13.7%	17,555	712	5.4%
Repurchase agreements - real estate securities	15,222	378	3.3%	54,928	1,254	3.0%
Collateralized loan obligations	977,477	34,342	4.7%	335,683	9,513	3.8%
Derivative instruments	—	284	N/A	—	—	N/A
Total	$1,325,380	$50,183	5.0%	$709,831	$21,990	4.1%
Net interest income/spread		$56,295	2.6%		$39,927	2.9%
Average leverage %(5)	70.6%			60.0%
Weighted average levered yield(6)			9.4%			8.7%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for nine months ended September 30, 2018 and 2017, respectively.
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
Interest Income
Interest income earned during the nine months ended September 30, 2018 was $44.6 million higher compared to the nine months ended September 30, 2017. The increase in interest income was due to an increase in the 1 Month LIBOR, the benchmark index for our loans, and an increase of $695.3 million in the average carrying value of our interest-earning assets. As of September 30, 2018, our loans had a total gross carrying value of $2,246.7 million and two CMBS investments had a fair value of $27.0 million, while as of September 30, 2017, our loans had a total gross carrying value of $1,379.2 million. As of September 30, 2017, the Company did not have any CMBS investments.
Interest income earned at the TRS during the nine months ended September 30, 2018 was $5.1 million compared to $0.1 million for the nine months ended ended September 30, 2017. The $5.0 million increase in interest income was due to the formation of the TRS in September 2017.
Interest Expense
Interest expense for the nine months ended September 30, 2018 was $28.2 million higher compared to the nine months ended September 30, 2017. The increase in interest expense was due to an increase in the 1 Month LIBOR, the benchmark index for our financing lines and an increase of $615.0 million in the average carrying value of our interest-bearing liabilities, of which approximately $641.8 million is an increase due to one CLO issued in 2018 and a non-cash charge of $6.4 million related to the call of RFT 2015-FL1 CLO on February 15, 2018, partially offset by a $39.7 million decrease in the average carrying value of repurchase agreements on real estate securities.
Interest expense at the TRS for the nine months ended September 30, 2018 was $3.0 million compared to $0.1 million for the nine months ended September 30, 2017. The $2.9 million increase in interest expense was due to minimal activity in 2017 due to the formation of the TRS in September 2017.
Realized Gain/Loss on Commercial Mortgage Loans Held-for-Sale
Realized loss on commercial mortgage loans held-for-sale for the nine months ended September 30, 2018 was $48.0 thousand compared to $1.6 million for the nine months ended September 30, 2017. The $1.5 million decrease in realized loss was due to only one realized transaction for commercial mortgage loans held-for-sale during nine months ended September 30, 2018 versus seven realized transactions during the nine months ended September 30, 2017.
Realized gain on commercial mortgage loans held-for-sale, measured at fair value at the TRS for the nine months ended September 30, 2018 was $9.8 million compared to no realized gains for the nine months ended September 30, 2017. The $9.8 million increase in realized gain was due to the sale of fixed-rate commercial real estate loans into the CMBS securitization market during the nine months ended September 30, 2018 versus no comparable transactions in the nine months ended September 30, 2017 due to the formation of the TRS in September 2017.
Expenses from Operations
Expenses from operations for the nine months ended September 30, 2018 and 2017 were made up of the following (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017
Asset management and subordinated performance fee	$7,227	$6,952
Acquisition fees and acquisition expenses	289	4,175
Administrative services expenses	9,822	3,285
Professional fees	6,803	3,320
Other expenses	3,896	2,773
Total expenses	$28,037	$20,505
For the nine months ended September 30, 2018, expenses were primarily related to asset management and subordinated performance fees, professional fees and administrative services expenses. During the nine months ended September 30, 2018 and September 30, 2017, we incurred $7.2 million and $7.0 million of asset management and subordinated performance fees, respectively, an increase of $0.3 million due to increased equity. The entire $7.2 million and $7.0 million in the asset management and subordinated performance fee line for the nine months ended September 30, 2018 and nine months ended September 30, 2017 is composed of asset management fees, as there were no subordinated performance fees incurred in either period due to applicable conditions not having been satisfied.
During the nine months ended September 30, 2018 and September 30, 2017, we incurred $9.8 million and $3.3 million of administrative services expenses, respectively, an increase of approximately $6.5 million; additionally, during the nine months ended September 30, 2018 and September 30, 2017 we incurred $6.8 million and $3.3 million of professional fees, respectively, an increase of approximately $3.5 million. The increases in administrative services expenses and professional fees are due to increase in overall company growth, origination activities and the addition of the TRS.
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
We expect to use additional debt and equity financing as a source of capital. Our board of directors currently intends to operate at a leverage level of between one to three times book value of equity. However, our board of directors may change this target without shareholder approval. In addition, in 2018 we have entered into binding commitments with accredited investors for the sale of $228.3 million of common and preferred equity, and as of September 30, 2018, have an aggregate of $35.1 million of committed equity capital commitments available to close at our discretion. We anticipate that our debt and equity financing sources and our anticipated cash generated from operations will be adequate to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions.
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
Collateralized Loan Obligation
As of September 30, 2018 and December 31, 2017 the notes issued by BSPRT 2017-FL1 Issuer, a wholly owned indirect subsidiary of the Company, are collateralized by interests in a pool of 20 mortgage assets having a total principal balance of $319.0 million (the “2017-FL1 Mortgage Assets”) originated by a subsidiary of the Company. The sale of the 2017-FL1 Mortgage Assets to BSPRT 2017-FL1 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of June 29, 2017, between the Company and BSPRT 2017-FL1 Issuer.
As of September 30, 2018 and December 31, 2017 the notes issued by BSPRT 2017-FL2 Issuer, a wholly owned indirect subsidiary of the Company, are collateralized by interests in a pool of 17 mortgage assets having a total principal balance of $341.9 million (the “2017-FL2 Mortgage Assets”) originated by a subsidiary of the Company and $8.2 million of cash held by the servicer related to loan payoffs, . The sale of the 2017-FL2 Mortgage Assets to BSPRT 2017-FL2 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of November 29, 2017, between the Company and BSPRT 2017-FL2 Issuer.
On April 5, 2018, BSPRT 2018-FL3 Issuer, Ltd. (the “Issuer”) and BSPRT 2018-FL3 Co-Issuer, LLC (the “Co-Issuer”), both wholly owned indirect subsidiaries of the Company, collateralized by interests in a pool of 39 mortgage assets having a principal balance of $582.8 million (the "2018-FL3 Mortgage Assets") and $27.3 million of of cash held by the servicer related to loan payoffs, entered into an indenture with the OP, as advancing agent, U.S. Bank National Association as note administrator and U.S. Bank National Association as trustee, which governs the issuance of approximately $546 million principal balance secured floating rate notes (the “Notes”), of which $488 million were purchased by third party investors and $58 million purchased by a wholly owned subsidiary of the OP. In addition, concurrently with the issuance of the Notes, the Issuer also issued 64,050,000 Preferred Shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “Preferred Shares”), which were not offered as part of closing the indenture. For U.S. federal income tax purposes, the Issuer and Co-Issuer are disregarded entities.
On October 12, 2018 (the “Closing Date”), two consolidated subsidiaries of the Company, BSPRT 2018-FL4 Issuer, Ltd. (the “Issuer”) and BSPRT 2018-FL4 Co-Issuer, LLC (the “Co-Issuer” and together with the Issuer, the “Co-Issuers”), issued notes with an aggregate principal amount of approximately $868.4 million, evidencing a commercial real estate mortgage securitization, and sold such Notes in a private placement. The notes were issued pursuant to an indenture (the “Indenture”), dated as of the Closing Date, by and among the Co-Issuers, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent (the “Advancing Agent”) and U.S. Bank National Association, as trustee (in such capacity, the “Trustee”), as note administrator (in such capacity, the “Note Administrator”), as custodian and in other capacities. The Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.
The net proceeds of the sale of the Offered Notes will be used primarily to repay borrowings under the Company’s current credit facilities, fund future loans and investments and for general corporate purposes.
The aggregate principal amounts of the following seven classes of Notes (each, a “Class”) were issued pursuant to the terms of the Indenture: (i) $ 416,827,000 Class A Senior Secured Floating Rate Notes due 2035 (the “Class A Notes”); (ii) $ 73,813,000 Class A-S Second Priority Secured Floating Rate Notes due 2035 (the “Class A-S Notes”); (iii) $ 56,446,000 Class B Third Priority Secured Floating Rate Notes due 2035 (the “Class B Notes”); (iv) $ 68,385,000 Class C Fourth Priority Secured Floating Rate Notes due 2035 (the “Class C Notes”); (v) $ 57,531,000 Class D Fifth Priority Secured Floating Rate Notes due 2035 (the “Class D Notes”); (vi) $ 28,223,000 Class E Sixth Priority Secured Floating Rate Notes due 2035 (the “Class E Notes”); (vii) $ 35,821,000 Class F Seventh Priority Secured Floating Rate Notes due 2035 (the “Class F Notes”) and (viii) $33,650,000 Class G Eighth Priority Floating Rate Notes due 2035 (the “Class G Notes”). A wholly-owned subsidiary of the Company retained the preferred equity of the Issuer.
The Offered Notes are secured by a portfolio (the “Portfolio”) comprising (i) eight commercial or multifamily real estate whole loans and 24 fully-funded senior or pari passu participations in certain other commercial or multifamily real estate whole loans with an aggregate principal balance of approximately $738.1 million as of the Closing Date, and (ii) $130.3 million as of the Closing Date to fund the acquisition of additional mortgage assets during the ramp-up acquisition period. Through its ownership of the equity of the Issuer, the Company intends to own the Portfolio until its maturity and will account for the issuance of the Offered Notes on its balance sheet as a financing.

The Portfolio was purchased by the Issuer on the Closing Date from a consolidated subsidiary of the Company, and such seller made certain representations and warranties to the Issuer with respect to the mortgage assets it sold. If any such representations or warranties are materially inaccurate, the Issuer may compel the seller to repurchase the affected mortgage assets from it for an amount not exceeding par plus accrued interest and certain additional charges, if then applicable.
The Issuer, the Advancing Agent, the Note Administrator and the Trustee entered into a servicing agreement (the “Servicing Agreement”) with Situs Asset Management LLC (the “Servicer”) and Situs Holdings, LLC (the “Special Servicer”), pursuant to which the Servicer agreed to act as the servicer for the mortgage assets and the Special Servicer agreed to act as special servicer for the mortgage assets.
In connection with its duties under the Servicing Agreement, the Servicer will be entitled to a monthly servicing fee equal to 0.04% per annum of the outstanding principal balance of each mortgage asset and a monthly investor reporting fee in the amount of $1,000. The Servicer will also be entitled to retain all late payment charges and similar fees (to the extent not payable to the Special Servicer) and all income and gain realized from the investment of funds deposited in the accounts maintained by the Servicer, subject to the terms of the Servicing Agreement.
In connection with its duties under the Servicing Agreement, the Special Servicer will be entitled to a monthly special servicing fee equal to 0.25% per annum of the outstanding principal balance of each specially serviced mortgage asset and additional special servicing compensation in the form of (i) a workout fee with respect to each corrected mortgage asset equal to 1.00% of each collection of interest and principal for so long as it remains a corrected mortgage asset and (ii) a liquidation fee equal to 1.00% of any liquidation proceeds or full or discounted payoff of a specially serviced mortgage asset; provided that the Special Servicer will be entitled to receive only a liquidation fee or a workout fee, but not both, with respect to any mortgage asset. The Special Servicer will also be entitled to reimbursement of expenses, as permitted under the Servicing Agreement.
The Notes represent limited recourse obligations of the Issuer, payable solely from the cash flow generated by the Portfolio and any other assets of the Company, including the proceeds of any sale of assets by the Company, and the Offered Notes also represent non-recourse obligations of the Co-Issuer. To the extent that cash flow from the Portfolio and other pledged assets is insufficient to make payments in respect of the Notes, none of the shareholders, members, officers, directors, managers or incorporators of the Issuer, the Co-Issuer, the Note Administrator, the Trustee, the Servicer, the Special Servicer, the Placement Agents, any of their respective affiliates or any other person or entity will have any obligation to pay any further amounts in respect of the Notes.
The Offered Notes have initial interest rates as follows: 1.050% plus one-month LIBOR for the Class A Notes, 1.300% plus one-month LIBOR for the Class A-S Notes, 1.600% plus one-month LIBOR for the Class B Notes, 2.100% plus one-month LIBOR for the Class C Notes, 2.750% plus one-month LIBOR for the Class D Notes and 3.050% plus one-month LIBOR for the Class E Notes. Interest payments on the Notes are payable monthly, beginning on October 15, 2018, until and including September 15, 2035, which is the stated maturity date of each of the Notes. The Advancing Agent may be required to advance interest payments due on the Notes subject to the conditions set forth in the Indenture.
Each Class of Notes will mature at par on stated maturity date, unless redeemed or repaid prior thereto. Principal payments on each Class of Notes will be paid at the stated maturity in accordance with the priority of payments set forth in the Indenture. It is anticipated, however, that the Notes will be paid in advance of the stated maturity date in accordance with the priority of payments set forth in the Indenture. The weighted average life of each class of Offered Notes is currently expected to be 3.15 years for the Class A Notes, 4.30 years for the Class A-S Notes, 4.47 years for the Class B Notes, 4.66 years for the Class C Notes, 4.75 years for the Class D Notes and 4.85 years for the Class E. The calculation of the weighted average lives of the Offered Notes assumes certain collateral characteristics, including that there are no prepayments, defaults or delinquencies. There can be no assurance that such assumptions will be met.
The Notes are also subject to a mandatory redemption, subject to certain exceptions, on any interest payment date on which certain tests set forth in the Indenture are not satisfied. If certain events occur that would make the Issuer subject to paying U.S. income taxes or would make certain payments to or from the Issuer subject to withholding tax, then the Company may require that the Issuer redeem all of the Notes.
In addition to standard events of default, the Indenture also contains the following events of default: (1) the requirement of the Issuer, Co-Issuer or pool of assets securing the Notes to register as an investment company under the Investment Company Act of 1940, as amended, and (2) the loss of the Issuer’s status as a qualified REIT subsidiary or other disregarded entity of the Company, subject to certain exceptions.
The description of the Indenture above is a summary and is qualified in its entirety by the terms of the Indenture.

Repurchase Agreements, Commercial Mortgage Loans
As of September 30, 2018, we have repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), Goldman Sachs Bank USA (the "GS Repo Facility"), U.S. Bank National Association (the "USB Repo Facility"), Barclays Bank PLC (the "Barclays Facility") and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, GS Repo Facility, USB Repo Facility, Barclays Facility, the "Repo Facilities").
The JPM Repo Facility has a maturity date of January 30, 2020 plus a one-year extension at the Company's option and provides up to $520.0 million in advances. The GS Repo Facility has a maturity date of December 27, 2018, with a one-year extension at the Company’s option, which may be exercised upon the satisfaction of certain conditions, and provides up to $250.0 million in advances. The USB Repo Facility matures on June 15, 2020, with two one-year extensions at the option of the Company, which may be exercised upon the satisfaction of certain conditions, and provides up to $100.0 million in advances. The CS Repo Facility matures on June 19, 2019 and provides up to $300 million in advances. Prior to the end of each calendar quarter, the Company may request an extension of the termination date for an additional 364 days from the end of such calendar quarter subject to the satisfaction of certain conditions and approvals.
We expect to use advances from these Repo Facilities to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participation interests therein.
As of September 30, 2018 and December 31, 2017, there was $241.3 million and $42.0 million outstanding under the JPM Repo Facility, respectively. As of September 30, 2018 and December 31, 2017, we had $0.0 million and $13.5 million outstanding under the GS Repo Facility, respectively. As of September 30, 2018 and December 31, 2017, we had $309.4 million and $10.1 million outstanding under the CS Repo Facility, respectively. As of September 30, 2018, there was $14.7 million outstanding under the USB Repo Facility and no advances as of December 31, 2017.
The Company entered into the Barclays Facility on September 19, 2017.  The Barclays Facility provides for a senior secured $100.0 million revolving line of credit and bears interest at per annum rates equal to one of two base rates plus an applicable margin. The Barclays Facility has a maturity of September 19, 2019, subject to an extension term of one year, and provides for quarterly interest-only payments, with all principal and interest outstanding being due on the maturity date. The Barclays Facility may be prepaid from time to time and at any time, in whole or in part, without premium or penalty. The Company expects to use advances on the Barclays Facility to finance the origination of eligible loans, including first lien mortgage loans, junior mortgage loans, mezzanine loans, and participation interests therein. We had no advances under the Barclays Facility as of September 30, 2018 and December 31, 2017.
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. Should the value of the Company’s collateral decrease as a result of deteriorating credit quality, resulting margin calls may cause an adverse change in the Company’s liquidity position.
Other financing - Commercial Mortgage Loans
We entered into a financing arrangement with Pacific Western Bank for term financing (“PWB Financing”) on May 17, 2017. The PWB Financing provided the Company with $36.2 million and was collateralized by a portfolio asset of $54.2 million. The PWB Financing had a maturity date of June 9, 2019. We paid off the outstanding balance in June 2018. As of December 31, 2017, we had $26.2 million outstanding under the PWB Financing.
Repurchase Agreements - Real Estate Securities
We entered into various Master Repurchase Agreements ("MRAs") that allow us to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary.
Below is a summary of the Company's MRAs as of September 30, 2018 and December 31, 2017 (dollars in thousands):

	Amount			Weighted Average
Counterparty	Outstanding	Accrued Interest	Collateral Pledged	Interest Rate	Days to Maturity
As of September 30, 2018
J.P. Morgan Securities LLC	$22,272	$5	$26,750	2.91%	26
Total/Weighted Average	$22,272	$5	$26,750	2.91%	26

As of December 31, 2017
J.P. Morgan Securities LLC (1)	$39,035	$11	$56,044	3.32%	26
Total/Weighted Average	$39,035	$11	$56,044	3.32%	26

(1) Collateral includes $56.0 million Tranche C of Company issued CLO held by the Company, which eliminates within the Real estate securities, at fair value line of the consolidated balance sheets as of December 31, 2017, respectively.

Private Placements
Since February 2018 the Company has been conducting offerings of its common stock and Series A preferred stock in offerings exempt from the registration requirements of the Securities Act. The following table summarizes the sales of common stock in these offerings (dollars in thousands, except share amounts):

As of September 30, 2018	Total
Closing Date	Shares Issued	Purchase Price
June 25, 2018	834,537	$13,723
July 13, 2018	1,669,074	27,446
August 20, 2018	3,370,362	55,421
September 10, 2018	14,962	250
Total	5,888,935	$96,840
The following table summarizes the sales of Series A preferred stock in these offerings (dollars in thousands, except share amounts; includes accrued dividends):

As of September 30, 2018	Total
Closing Date	Shares Issued	Purchase Price
June 25, 2018	2,256	$11,278
July 13, 2018	4,498	22,554
August 20, 2018	9,083	45,619
August 28, 2018	3,378	17,000
Total	19,215	$96,451
As of September 30, 2018, the Company had binding purchase commitments for $20 million of common stock at $16.71 per share and $15.1 million of Series A preferred stock at $5,000 per share plus accrued dividends. As of October 31, 2018, the Company had binding purchase commitments for $22.0 million of common stock at $16.71 per share and $50.3 million of Series A preferred stock at $5,000 per share plus accrued dividends. Pursuant to the applicable subscription agreements, the Company can determine the timing of the closing of these commitments in its sole discretion.

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
The below table shows the distributions paid on shares of common stock outstanding during the nine months ended September 30, 2018 and 2017 (dollars in thousands):

Nine Months Ended September 30, 2018
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 3, 2018	$2,649	$1,242
February 1, 2018	2,665	1,233
March 1, 2018	2,386	1,098
April 1, 2018	2,664	1,200
May 1, 2018	2,593	1,152
June 1, 2018	2,718	1,184
July 2, 2018	2,637	1,143
August 1, 2018	2,939	1,179
September 2, 2018	3,156	1,166
Total	$24,407	$10,597

Nine Months Ended September 30, 2017
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 3, 2017	$3,575	$2,007
February 1, 2017	3,560	1,957
March 1, 2017	3,231	1,770
April 1, 2017	3,621	1,926
May 1, 2017	3,536	1,846
June 1, 2017	3,692	1,887
July 3, 2017	3,607	1,809
August 1, 2017	3,755	1,854
September 1, 2017	2,751	1,293
Total	$31,328	$16,349

The following table shows the sources for the payment of distributions to common stockholders for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Distributions:
Cash distributions paid	$8,732		$10,113		$24,407		$31,328
Distributions reinvested	3,487		4,956		10,597		16,349
Total distributions	$12,219		$15,069		$35,004		$47,677
Source of distribution coverage:
Net Income (Loss) (GAAP)	$8,732	71.5%	$4,324	28.7%	$24,407	70.0%	$20,394	42.8%
Available cash on hand	—	—%	5,789	38.4%	—	—%	10,934	22.9%
Common stock issued under DRIP	3,487	28.5%	4,956	32.9%	10,478	30.0%	16,349	34.3%
Total sources of distributions	$12,219	100.0%	$15,069	100.0%	$34,885	100.0%	$47,677	100.0%
Net income applicable to common stock (GAAP)	$17,294		$6,975		$35,141		$19,305

The following table compares cumulative distributions paid to cumulative net income (in accordance with GAAP) for the period from November 15, 2012 (date of inception) through September 30, 2018 (dollars in thousands):

For the Period from November 15, 2012 (date of inception) to September 30, 2018
Distributions paid:
Common stockholders in cash	$138,313
Common stockholders pursuant to DRIP / offering proceeds	81,072
Total distributions paid	$219,385
Reconciliation of net income:
Net interest income	$230,873
Realized gain (loss) on sale of real estate securities	(1,841)
Realized gain (loss) on sale of commercial mortgage loan	184
Acquisition fees and expenses	(17,594)
Other operating expenses	(95,786)
Net income	115,836
Cash Flows
Cash Flows for the Nine Months Ended September 30, 2018
Net cash used in operating activities for the nine months ended September 30, 2018 was $37.1 million. Cash outflows were primarily driven by cash outflows of $444.5 million from origination of commercial mortgage loans, held for sale, partially offset by $377.3 million of proceeds from the sale of commercial mortgage loans, held for sale.
Net cash used in investing activities for the nine months ended September 30, 2018 was $747.9 million. Cash outflows of $1,279.0 million was due to new originations and purchases of commercial mortgage loans, held for investment. This was partially offset by $556.5 million of proceeds from principal repayments received on commercial mortgage loans, held for investment.
Net cash provided by financing activities for the nine months ended September 30, 2018 was $759.3 million. Cash inflows were primarily driven by $499.7 million from net borrowings on the Repo Facilities repurchase agreements and net proceeds of $156.3 million on collateralized loan obligations and partially offset by cash outflow of $16.8 million on net payment for repurchase agreements - real estate securities.
Cash Flows for the Nine Months Ended September 30, 2017
Net cash provided by operating activities for the nine months ended September 30, 2017 was $47.8 million. Cash inflows were primarily driven by net income of $19.3 million and proceeds of $88.4 million from the sale of commercial mortgage loans, held for sale partially offset by cash outflows of $61.0 million related to origination of commercial mortgage loans, held for sale.

Net cash used in investing activities for the nine months ended September 30, 2017 was $339.5 million. Cash outflows of $565.1 million were due to new originations and additional funding activities. This was partially offset by cash inflows of proceeds from the sale of real estate securities of $34.9 million, proceeds from the sale of commercial mortgage loans of and principal repayments of $176.1 million.
Net cash provided by financing activities for the nine months ended September 30, 2017 was $248.6 million. Cash inflows were primarily driven by proceeds of $339.5 million from the issuance of our CLO, BSPRT 2017-FL1. This was partially offset by cash outflows of $61.7 million net borrowings on the Repo Facilities, $27.6 million from net payment on our CMBS MRAs, the payment of $31.3 million in cash distributions paid to stockholders, $20.5 million of stock repurchase and repayments on collateralized loan obligations of $97.5 million.
REIT Election
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
Contractual Obligations and Commitments
Our contractual obligations, excluding expected interest payments, as of September 30, 2018 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$6,277	$218,540	$104,635	$—	$329,452
JPM Repo Facility	—	241,282	—	—	241,282
CS Repo Facility	—	309,396	—	—	309,396
USB Repo Facility	—	14,651	—	—	14,651
Barclays Facility	—	—	—	—	—
CLOs (2)	—	—	—	999,157	999,157
Total	$6,277	$783,869	$104,635	$999,157	$1,893,938
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $16.0 million of Tranche E notes and $14.9 million of Tranche F notes issued by 2017-FL2 Issuer; $36.6 million of Tranche E notes and $21.4 million of Tranche F notes issued by BSPRT 2018-FL3 Issuer, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of September 30, 2018.
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
Investment in Stock
Refer to “Note 7 - Stock Transactions” in our consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the Company’s private placements. Officers of the Company and other employees of the Advisor and its affiliates (“Manager Investors”) have acquired common stock and Series A preferred stock in these private placements on substantially the same terms applying to purchases by third party institutional investors unaffiliated with the Company or the Advisor. As of September 30, 2018, the Manager Investors have acquired in these private placements 1,893,569 shares of common stock for an aggregate purchase price of $31.6 million and 105 shares of Series A preferred stock for an aggregate purchase price (which included accrued dividends) of $0.5 million.
The Manager Investors have agreed with the Advisor not to sell or otherwise transfer the shares of common stock or Series A preferred stock, without the consent of the Advisor, prior to 180 days after a listing of the Company’s common stock on a national securities exchange. In addition, the Manager Investors will not be eligible to participate in the Company’s amended and restated share repurchase program for at least three years.
The board of directors and the Nominating and Corporate Governance Committee of the board of directors each unanimously approved the Company’s entry into these subscription agreements and the terms therein including the offering price.
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
Loan Acquisition
In December 2017, we purchased a commercial mortgage loan from an entity that is an affiliate of our Advisor, for an aggregate purchase price of $17.1 million and is included in Commercial mortgage loans, held-for-investment in the consolidated balance sheet. The purchase of the commercial mortgage loan and the $17.1 million purchase price were approved by our board of directors and the Nominating and Corporate Governance Committee, which consists solely of independent directors.
On February 22, 2018, we purchased commercial mortgage loans from an entity that is an affiliate of our Advisor, for an aggregate purchase price of $27.8 million. The purchase of the commercial mortgage loans and the $27.8 million purchase price were approved by our board of directors, including all of our independent directors. On April 18, 2018, we sold $23.3 million of these commercial mortgage loans into a CMBS securitization. The remaining $4.5 million of these commercial mortgage loans are recorded in commercial mortgage loans, held-for-sale, measured at fair value on the consolidated balance sheet as of September 30, 2018.
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three and nine months ended September 30, 2018 and 2017 and the associated payable as of September 30, 2018 and December 31, 2017 (dollars in thousands).
See Note 9 - Related Party Transactions and Arrangements for further detail.

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2018	2017	2018	2017	September 30, 2018	December 31, 2017
Total compensation and reimbursement for services provided by the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager	—	—	$—	$—	$480	$480
Acquisition fees and expenses(1)	173	1,685	289	4,175	—	—
Administrative services expenses	3,501	1,480	9,822	3,285	1,299	3,480
Asset management and subordinated performance fee	2,720	2,299	7,227	6,952	1,220	2,315
Other related party expenses	315	87	785	183	316	146
Total	$6,709	$5,551	$18,123	$14,595	$3,315	$6,421
________________________
(1) Total acquisition fees and expenses paid during the three and nine months ended ended September 30, 2018 were $2.4 million and $6.6 million, respectively, of which $2.2 million and $6.3 million were capitalized within the commercial mortgage loans, held for investment line of the Company's consolidated balance sheet. For the three and nine months ended September 30, 2017 total acquisition fees and expenses paid during were $3.0 million and $9.0 million, respectively, of which $1.3 million and $4.8 million were capitalized within the commercial mortgage loans, held for investment line of the Company's consolidated balance sheet.
The payables as of September 30, 2018 and December 31, 2017 in the table above are included in Due to affiliates on our consolidated balance sheets.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements as of September 30, 2018 and through the date of the filing of this Form 10-Q.

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
The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Funds From Operations:
Net income (GAAP)	$19,000	$6,975	$36,398	$19,305
Funds from operations	$19,000	$6,975	$36,398	$19,305
Modified Funds From Operations:
Funds from operations	$19,000	$6,975	$36,398	$19,305
Accretion of premiums, discounts and fees on investments, net	(1,540)	(458)	(3,456)	(1,617)
Acquisition fees and expenses	173	1,685	289	4,175
Unrealized (gain) loss on financial instruments	(1,041)	(556)	(1,636)	(803)
Loan loss provision/(recovery)	1,066	(641)	3,502	(222)
Income Tax Benefit	—	(291)	—	(291)
Modified funds from operations(1)	$17,658	$6,714	$35,097	$20,547
__________________________
(1) Modified funds from operations for the nine months ended September 30, 2018 of $17.7 million and $35.1 million includes a non-cash charge of $6.4 million related to the call of RFT 2015-FL1 CLO on February 15, 2018. For the three and nine months ended September 30, 2018, excluding this non-cash charge, modified funds from operations would have been $24.1 million and $41.5 million.

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
As of September 30, 2018 and December 31, 2017, our portfolio included 94 and 64 variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	September 30, 2018	December 31, 2017
(-) 25 Basis Points	(1.55)%	(1.61)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	3.09%	3.23%
(+) 100 Basis Points	6.19%	6.45%
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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
Refer to "Note 7 - Stock Transactions" to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the common stock purchase agreements and preferred stock purchase agreements we entered into with certain accredited investors, certain officers of the Company, and certain owners, employees and associates of the Advisor and its affiliates pursuant to which such persons committed to buy shares of our common stock and Preferred Stock. As of September 30, 2018, the Company has sold 5,888,934 shares of common stock for proceeds of $96.8 million, and 19,215 shares of Preferred Stock for proceeds of $96.5 million. The Company sold an additional $1.5 million of common stock to accredited investors subsequent to September 30, 2018. As of November 1, 2018 there are $22.0 million of outstanding commitments to purchase common stock pursuant to the common stock purchase agreement and $50.3 million of outstanding commitments to purchase preferred stock pursuant to the preferred purchase agreement.
The offer and sale of the common stock and Preferred Stock pursuant to the Common Stock Purchase Agreements and Preferred Stock Purchase Agreements were conducted in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities
Share repurchase activity under the SRP during the three months ended September 30, 2018 was as follows:

	Number of Shares Repurchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2018	387,214	$18.74	387,214	(1)
August 1 - August 31, 2018	—	N/A	—	(1)
September 1 - September 30, 2018	—	N/A	—	(1)
Total	387,214			(1)

(1) The Company's board of directors unanimously approved an amended and restated share repurchase program (the “SRP”), which became effective on February 28, 2016. Repurchases pursuant to the SRP, when requested, generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Funding for repurchases pursuant to the SRP for any given fiscal semester will be limited to proceeds received during that same fiscal semester through the issuance of common stock pursuant to any DRIP in effect from time to time, provided that the Company's board of directors has the power, in its sole discretion, to determine the amount of shares repurchased during any fiscal semester as well as the amount of funds to be used for that purpose. See "Note 7 - Stock Transactions" to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion of our SRP.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Not applicable.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1*	Amended and Restated Bylaws of Benefit Street Partners Realty Trust, Inc.
10.1*
Indenture, dated as of October 12, 2018, by and among BSPRT 2018-FL4 Issuer, Ltd., BSPRT 2018-FL4 Co-Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator and custodian.

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

101*
Quarterly Report on Form 10-Q for the nine months ended September 30, 2018, formatted in XBRL: (i) the consolidated Balance Sheets, (ii) the consolidated Statements of Operations, (iii) the consolidated Statements of Comprehensive Income, (iv) the consolidated Statement of Changes in Stockholders' Equity, (v) the consolidated Statements of Cash Flows and (vi) the Notes to the consolidated Financial Statements

____________________________________________
* Filed herewith.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

Dated: November 9, 2018	By: /s/ Richard J. Byrne Name: Richard J. Byrne Title: Chief Executive Officer and President (Principal Executive Officer)

Dated: November 9, 2018	By: /s/ Jerome S. Baglien Name: Jerome S. Baglien Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)