Form 10-K
period 2018-12-31
Benefit Street Partners Realty Trust, Inc.
filed 2019-03-29
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2018
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
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Common stock, $0.01 par value per share (Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant's shares of common stock. On November 7, 2018, the board of directors of the registrant , upon the recommendation of the registrant’s external advisor, unanimously approved and established an estimated net asset value (“NAV”) per share of the registrant’s common stock of $18.75. The estimated NAV per share is based upon the estimated value of the registrant’s assets less the registrant’s liabilities as of September 30, 2018. For a full description of the methodologies used to value the registrant’s assets and liabilities in connection with the calculation of the estimated NAV per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
The number of outstanding shares of the registrant's common stock on February 28, 2019 was 39,862,149 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

FORM 10-K
Year Ended December 31, 2018

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
Our forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements, and thus our investors should not place undue reliance on these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this Annual Report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors include:

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

ii

PART I
Item 1. Business
Benefit Street Partners Realty Trust, Inc. (the “Company”) is a real estate finance company that primarily originates, acquires and manages a diversified portfolio of commercial real estate debt investments secured by properties located within and outside the United States. The Company was incorporated in Maryland on November 15, 2012 and commenced business operations on May 14, 2013. We made a tax election to be treated as a real estate investment trust (a "REIT") for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2013. We believe that we have qualified as a REIT and we intend to continue to meet the requirements for qualification and taxation as a REIT. Substantially all of our business is conducted through Benefit Street Partners Realty Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. We are the sole general partner and directly or indirectly hold all of the units of limited partner interests in the OP. In addition, the Company, through a subsidiary which is treated as a taxable REIT subsidiary (a “TRS”), is indirectly subject to U.S. federal, state and local income taxes.
The Company has no direct employees. Benefit Street Partners L.L.C. serves as our advisor ("Advisor") pursuant to an amended and restated advisory agreement, executed on January 19, 2018 (the "Advisory Agreement"). The Advisor, an investment adviser registered with the U.S. Securities and Exchange Commission ("SEC"), is a credit-focused alternative asset management firm.
Established in 2008, our Advisor's credit platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies including high yield, levered loans, private / opportunistic debt, liquid credit, structured credit and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass the platform. The Advisor manages the Company's affairs on a day-to-day basis. The Advisor receives compensation fees and reimbursements for services related to the investment and management of the Company's assets and the operations of the Company. On February 1, 2019, Franklin Resources, Inc. and Templeton International, Inc. (collectively, “Franklin Templeton”) acquired the Advisor (the “Transaction”). The Transaction did not impact the terms of the amended and restated advisory agreement and the Transaction will not result in any changes to the executive officers of the Company.
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans which the Company intends to sell through its TRS into commercial mortgage-backed securities ("CMBS") securitization transactions.
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
Investment Strategies and Policies
We have three investment strategies. One strategy is to originate, acquire and manage a diversified portfolio of commercial real estate debt, including first mortgage loans, subordinate loans, mezzanine loans and participations in such loans. We expect that our portfolio of debt investments will be secured by real estate located within and outside the United States and diversified by property type and geographic location. The second strategy is to invest in commercial real estate securities, such as CMBS, senior unsecured debt of publicly-traded REITs and CDO notes. The third strategy is to originate conduit loans and sell them through our TRS business into CMBS securitization transactions.
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
Conduit Loans
The Company originates conduit loans which the Company intends to sell through its TRS into CMBS securitization transactions at a profit. The Conduit loans are typically fixed-rate commercial real estate loans and are long (up to ten years)
term, and are predominantly current-pay loans.
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
Investment Process
Our Advisor has the authority to make all the decisions regarding our investments consistent with the investment guidelines and borrowing policies approved by our board of directors and subject to the direction and oversight of our board of directors. With respect to investments in commercial real estate debt, our board of directors has adopted investment guidelines that our Advisor must follow when acquiring such assets on our behalf without the approval of our board of directors. We will not, however, purchase assets in which our Advisor, any of our directors or any of their affiliates has an interest without a determination by a majority of our directors (including a majority of the independent directors) not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the asset to the affiliated seller, unless there is substantial justification for the excess amount and such excess is reasonable. Our investment guidelines and borrowing policies may be altered by a majority of our directors without approval of our stockholders. Our Advisor may not alter our investment guidelines or borrowing policies without the approval of a majority of our directors, including a majority of our independent directors.
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
We expect to use additional debt financing as a source of capital. We intend to employ reasonable levels of borrowing in order to provide more cash available for investment and to generate improved returns. We believe that careful use of leverage will help us to achieve our diversification goals and potentially enhance the returns on our investments. Our board of directors reviews our aggregate borrowings at least quarterly.
Income Taxes
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2013. In general, as a REIT, if we meet certain organizational and operational requirements and distribute at least 90% of our "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to our stockholders in a year, we will not be subject to U.S. federal income tax to the extent of the income that we distribute. We believe that we currently qualify and we intend to continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). If we fail to qualify as a REIT in any taxable year and statutory relief provisions were not to apply, we will be subject to U.S. federal income tax on our income at regular corporate tax rates for the year in which we do not qualify and the succeeding four years. Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and property and U.S. federal income and excise taxes on our undistributed income.
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
Employees
As of December 31, 2018, we had no direct employees. The employees of the Advisor and other affiliates of the Advisor perform a full range of real estate services for us, including origination, acquisitions, accounting, legal, asset management, wholesale brokerage, and investor relations services. We are dependent on these affiliates for services that are essential to us, including asset acquisition decisions, and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

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
There are many factors that can affect the amount and timing of cash distributions to stockholders. The amount of cash available for distributions is affected by many factors, such as the cash provided by our investments and our obligations to repay indebtedness as well as many other variables. There is no assurance that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. Historically, our distributions have been significantly in excess of our cash flow from operations, a practice which is not sustainable over the long term. We cannot give any assurance that returns from our investments will be sufficient to maintain or increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially adversely affect the value of our common stock or Series A redeemable convertible preferred stock (the "Preferred Stock").
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
No established trading market for our shares currently exists, and as a result, it will be difficult to sell our shares. If our shares are listed they may trade below our estimated NAV per share or our GAAP book value per share.
Our charter does not require our board of directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require us to list our shares for trading on a national securities exchange by a specified date or otherwise pursue a transaction to provide liquidity to our stockholders. There is no established trading market for our shares and we currently have no plans to list our shares on a national securities exchange. Until our shares are listed, if ever, our stockholders may have difficulty selling their shares. If our shares are eventually listed, they may trade at prices significantly below our estimated NAV per share and our most recent GAAP book value due to, among other things, significant selling pressure from legacy stockholders that had previously been unable to sell or the market perception that such selling pressure will occur. To address this risk the Company could delay the ability of legacy stockholders to sell all of their shares upon a successful listing. Because of the illiquid nature of our shares, investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.
Our share repurchase program (the "SRP"), which is subject to numerous restrictions, may be canceled at any time and should not be relied upon as a means of liquidity.
We have a SRP that may enable investors to sell their shares to us in limited circumstances. Share repurchases are made at the sole discretion of our board of directors. In its sole discretion, our board of directors could amend, suspend or terminate our SRP upon 30 days prior written notice to stockholders. Further, the SRP includes numerous restrictions that would limit the ability to sell shares. For example, the SRP has historically been limited to the proceeds from our DRIP which has frequently resulted in us not satisfying all SRP requests for a given semester. Due to the foregoing, our SRP should not be relied upon as a means of liquidity.
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
We rely on our Advisor and the executive officers and other key real estate professionals at our Advisor to identify suitable investment opportunities for us. Although there are restrictions in the amended and restated advisory agreement we have entered into with the Advisor with respect to the Advisor’s ability to manage another REIT that competes with us, or to provide any services related to fixed-rate conduit lending to another person, our Advisor and its employees are not otherwise restricted from engaging in investment and investment management activities unrelated to us. Some investment opportunities that are suitable for us may also be suitable for other investment vehicles managed by the Advisor or its affiliates. Thus, the executive officers and real estate professionals of our Advisor could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in assets that provide less attractive returns, which may reduce our ability to make distributions.
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
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person or entity may own more than 7.9% in value of the aggregate of our outstanding shares of stock or more than 7.9% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock determined after applying certain rules of attribution. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
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
Our investment policies may change over time. The methods of implementing our investment policies also may vary as the commercial debt markets change, new real estate development trends emerge and new investment techniques are developed. Our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of our portfolio could change without our stockholders' consent.
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
We finance the origination and acquisition of a portion of our investments with repurchase agreements, collateralized loan obligations ("CLO") and other borrowings. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. Our ability to execute this strategy depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. We may be unable to obtain additional financing on favorable terms or, with respect to our debt and other investments, on terms that parallel the maturities of the debt originated or other investments acquired, if we are able to obtain additional financing at all. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more restrictive recourse borrowings and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution, for our operations and for future business opportunities. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing or pay significant fees to extend our financing arrangements. Our return on our investments and cash available for distribution may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we originate or acquire.
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
We will require outside capital to significantly grow our business. We have and may continue to raise equity capital through private placements to institutions and other investors. Because our common stock is not traded on an exchange, in order to consummate these private placements, we have any may continue to have to sell our common stock at prices that reflect a significant discount to our book value per share. Sales of common stock at less than our book value per share and sales of Preferred Stock that is convertible at less than our book value per share will dilute the value of common stock held by our existing shareholders. In addition, our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. If we cannot obtain sufficient debt and equity capital on acceptable terms, our business and our ability to operate could be severely impacted.
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
Real estate debt restructurings may reduce our net interest income.
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
While we attempt to align the maturities of our liabilities with the maturities on our assets, we may not be successful in that regard which could harm our operating results and financial condition.
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
If we were to fail to qualify as a REIT in any taxable year and are unable to avail ourselves of certain savings provisions set forth in the Code, we would be subject to U.S federal and applicable state and local income tax on our taxable income at regular corporate rates (including any applicable alternative minimum tax (which alternative minimum tax has been repealed for tax years after 2017)). Losing our REIT status would reduce our net income available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow or liquidate some investments in order to pay the applicable tax. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions.
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
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and certain kinds of MBS. The remainder of our investment in securities (other than qualified 75% asset test assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than qualified 75% asset test assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs, and no more than 25% of the value of our total assets may be represented by debt instruments issued by "publicly offered REITs" (i.e. REITs which are required to file annual and periodic reports with the SEC under the Exchange Act) that are “nonqualified” (e.g., not secured by real property or interests in real property). If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio, or contribute to a TRS, otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income, increasing our income tax liability, and reducing amounts available for distribution to our stockholders. In addition, we may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments (or, in some cases, forego the sale of such investments) that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make, and, in certain cases, maintain ownership of certain attractive investments.
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
The IRS, the United States Treasury Department and Congress frequently review U.S. federal income tax legislation, regulations and other guidance. We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be adopted. Any legislative action may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors. We urge you to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our stock. Although REITs generally receive certain tax advantages compared to entities taxed as non-REIT “C” corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a non-REIT “C” corporation.
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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
No public trading market currently exists for our shares of common stock and we currently have no immediate plans to list our shares on a national securities exchange. Until our shares are listed on a national securities exchange, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. On November 7, 2018, the board of directors, upon the recommendation of the Advisor, unanimously approved and established an estimated NAV per share of the Company’s common stock of $18.75. The estimated per share NAV is based upon the estimated value of the Company’s assets less the Company’s liabilities as of September 30, 2018. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013, including the use of an independent third-party valuation firm to estimate the fair value of our commercial real estate debt investments and commercial mortgage backed securities. See our current report on Form 10-Q filed with the SEC on November 13, 2018 for our methodology for calculating our estimated per-share NAV.
There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $18.75 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our investments were sold and the sale proceeds were distributed upon liquidation of our assets. Such a distribution upon liquidation may be less than $18.75 per share for various reasons including changes in values between the September 30, 2018 valuation date and the date of any liquidation. We are currently offering our shares for $18.75 pursuant to the DRIP.
Holders
As of February 28, 2019, we had 39,862,149 shares of common stock outstanding held by a total of 16,223 stockholders.
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
The below table reflects distributions paid in cash and through the DRIP to common stockholders during the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,
	2018		2017
Distributions:
Cash distributions paid	$34,467		$38,828
Distributions reinvested	14,023		20,051
Total distributions	$48,490		$58,879
Source of distribution coverage:
Net Income (Loss) (GAAP)	$34,467	71.1%	$33,779	57.4%
Available cash on hand	—	—%	5,049	8.6%
Common stock issued under DRIP	14,023	28.9%	20,051	34.0%
Total sources of distributions	$48,490	100.0%	$58,879	100.0%
Net income applicable to common stock (GAAP)	$49,181		$33,779

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
As of December 31, 2018, we have granted 31,970 restricted shares to our independent directors of which 12,935 shares have vested and 5,333 shares were forfeited. The compensation expense associated with the restricted share grants was $157,000 for the year ended December 31, 2018. Additionally, we recorded a distribution payable of $26,623 at December 31, 2018 in connection with these shares.
The following table provides information about our common stock that may be issued under our RSP as of December 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise of Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	3,992,398
Total	—	—	3,992,398

Recent Sale of Unregistered Equity Securities
Commencing in February 2018, the Company has been offering common stock and Series A Convertible Preferred Stock in private placements exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and certain rules and regulations promulgated thereunder. Pursuant to these private placements, for the year ended December 31, 2018, the Company made the following sales to institutional and individual investors:

Class of Security	Number of Shares	Sale Price
Common Stock	7,534,358	$124.3 million
Preferred Stock	29,249	$146.8 million (1)
(1)Includes accrued dividends as of settlement paid as part of purchase price.
Conversion Terms of the Preferred Stock
Immediately prior to a “Liquidity Event” (defined as (i) the listing of our common stock on a national securities exchange or quotation on an electronic inter-dealer quotation system; (ii) a merger or business combination involving the Company pursuant to which outstanding shares common stock are exchanged for securities of another company which are listed on a national securities exchange or quoted on an electronic inter-dealer quotation system; or (iii) any other transaction or series of transaction that results in all shares of common stock being transferred or exchange for cash or securities which are listed on a national securities exchange or quoted on an electronic inter-dealer quotation system), each outstanding share of Preferred Stock shall convert (the “Mandatory Conversion”) into 299.2 shares of our common stock, subject to anti-dilution adjustments (the “Conversion Rate”). If there has not been a Liquidity Event within six years from the initial issuance of the Preferred Stock, each holder of Preferred Stock shall have the right to convert all, but not less than all, of the Preferred Stock held by such holder into our common stock at the Conversion Rate. Each holder also has the option to convert its shares of Preferred

Stock into common stock upon a Change in Control (as defined in the Articles Supplementary) of the Company. In addition, neither the Company nor a holder of shares of Preferred Stock may redeem shares of the Preferred Stock until six years from the initial issuance of the Preferred Stock, except in cases of a Change in Control (as defined in the Articles Supplementary).
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Our Board unanimously approved an amended and restated share repurchase program (the “SRP”), which became effective on February 28, 2016. The SRP enables stockholders to sell their shares to us. Subject to certain conditions, stockholders that purchased shares of our common stock or received their shares from us (directly or indirectly) through one or more non-cash transactions and have held their shares for a period of at least one year may request that we repurchase their shares of common stock. Repurchase requests made following the death or qualifying disability of a stockholder will not be subject to any minimum holding period.
On August 10, 2017, our Board amended the SRP to provide that the repurchase price per share for requests will be equal to the lesser of (i) our most recent estimated per-share NAV, as approved by our board of directors from time to time, and (ii) our book value per share, computed in accordance with GAAP, multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100%, if the person seeking repurchase has held his or her shares for a period greater than four years or in the case of requests for death or qualifying disability.Investors in our private placements are not eligible to participate in the SRP for three years.
The Company’s most recent estimated per-share NAV is $18.75 and the Company’s GAAP book value per share as of December 31, 2018 is $18.66.
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
Share repurchase activity under the SRP during the year December 31, 2018 was as follows:

	Number of Shares Repurchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2018
February 1 - February 28, 2018	421,809	$18.56	421,809
March 1 - March 31, 2018	—	N/A	—
April 1 - April 30, 2018	—	N/A	—
May 1 - May 31, 2018	—	N/A	—
June 1 - June 30, 2018	—	N/A	—
July 1 - July 31, 2018	387,214	$18.74	387,214
August 1 - August 31, 2018	—	N/A	—
September 1 - September 30, 2018	—	N/A	—
October 1 - October 31, 2018	—	N/A	—
November 1 - November 30, 2018	—	N/A	—
December 1 - December 31, 2018	—	N/A	—
Total	809,023		809,023
Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". The following consolidated balance sheet as of December 31, 2018 and 2017 and consolidated statements of operations the for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 were derived from our consolidated financial statements:

	December 31,
Balance sheet data (dollars in thousands)	2018	2017
Commercial mortgage loans, held for investment, net	$2,206,830	$1,402,046
Commercial mortgage loans, held-for-sale, measured at fair value	76,863	28,531
Real estate securities, available for sale, at fair value	26,412	—
Total assets	2,606,078	1,583,661
Collateralized loan obligations	1,505,279	826,150
Repurchase agreements - commercial mortgage loans	149,440	65,690
Other financing and loan participation - commercial mortgage loans	9,902	25,698
Repurchase agreements - real estate securities	44,539	39,035
Total liabilities	1,727,064	973,322
Total stockholders' equity	733,228	610,339

	Year Ended December 31,
Operating data (dollars in thousands)	2018	2017	2016	2015	2014
Interest income:
Interest income	$152,288	$89,564	$79,404	$59,393	$15,466
Less: Interest expense	70,000	32,359	23,169	12,268	2,196
Net interest income	82,288	57,205	56,235	47,125	13,270
Expenses:
Asset management and subordinated performance fee	10,299	9,273	9,504	7,615	604
Acquisition fees and acquisition expenses	452	4,197	806	7,916	4,386
Administrative services expenses (1)	13,446	6,765	4,376	644	—
Other expenses	13,205	9,281	7,803	5,699	2,198
Total expenses	37,402	29,516	22,489	21,874	7,188
Other (income)/loss:
Loan loss provision/(recovery)	3,370	(715)	1,293	318	570
Realized (gain)/loss on sale of real estate securities	107	(172)	1,906	—	—
Realized (gain)/loss on sale of commercial mortgage loan held-for-sale	9	(120)	—	—	(112)
Realized (gain)/loss on sale of commercial mortgage loan, held-for-sale, measured at fair value	(11,288)	(4,523)	—	—	—
Impairment losses on real estate securities	—	—	310	—	—
Unrealized (gain)/loss on commercial mortgage loans held-for-sale	—	(247)	247	—	—
Unrealized (gain)/loss on commercial mortgage loans, held-for-sale, measured at fair value	237	—	—	—	—
Unrealized (gain)/loss on derivatives	1,374	17	—	—	—
Realized (gain)/loss on derivatives	(1,827)	(555)	—	—	—
Total other (income)/loss	$(8,018)	$(6,315)	$3,756	$318	$458
Income/(loss) before taxes	52,904	34,004	29,990	24,933	5,624
Provision/(benefit) for income tax	79	225	—	—	209
Net income	$52,825	$33,779	$29,990	$24,933	$5,415
Less: Preferred stock dividends	(3,644)	—	—	—	—
Net income applicable to common stock	$49,181	$33,779	$29,990	$24,933	$5,415

Basic net income per share	$1.44	$1.06	$0.95	$1.03	$0.75
Diluted net income per share	$1.44	$1.06	$0.95	$1.03	$0.75
Basic weighted average shares outstanding	34,268,707	31,772,231	31,659,274	24,253,905	7,227,169
Diluted weighted average shares outstanding	36,779,735	31,784,889	31,666,504	24,259,169	7,232,559
Distributions per common share	$1.44	$1.80	$2.06	$2.06	$2.06
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
The Company has no direct employees. We are managed by our Advisor pursuant to the amended and restated advisory agreement executed on January 19, 2018. Our Advisor manages our affairs on a day-to-day basis. The Advisor receives compensation and fees for services related to the investment and management of our assets and our operations.
The Advisor, an SEC-registered investment adviser, is a credit-focused alternative asset management firm. The Advisor manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies including high yield, levered loans, private / opportunistic debt, liquid credit, structured credit and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass the Advisor’s robust platform. On February 1, 2019, Franklin Resources, Inc. and Templeton International, Inc. (collectively, “Franklin Templeton”) acquired the Advisor (the “Transaction”). The Transaction did not impact the terms of the Amended and Restated Advisory Agreement and the Transaction will not result in any changes to the executive officers of the Company.
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
Estimated Per Share NAV
On November 7, 2018, our board of directors unanimously approved and established an estimated (“NAV”) per share of $18.75. Refer to "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" of this Form 10-K for additional information regarding our estimated NAV per share.
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
Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distribute at least 90% of our "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to our stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on our income in addition to U.S. federal income and excise taxes on its undistributed income. The Conduit business segment is operated through the Company’s TRS. The TRS is subject to U.S. federal and applicable state income taxes.
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

Results of Operations
Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017
We conduct our business through the following segments:

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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,
	2018			2017
	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$1,877,159	$144,967	7.7%	$1,208,603	$87,014	7.2%
Real estate conduit	106,703	6,604	6.2%	23,221	1,199	5.2%
Real estate securities	15,166	717	4.7%	19,016	1,351	7.1%
Total	$1,999,028	$152,288	7.6%	$1,250,840	$89,564	7.2%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$285,257	$17,023	6.0%	$300,199	$14,142	4.7%
Other financing - commercial mortgage loans	9,446	1,244	13.2%	20,086	1,213	6.0%
Repurchase Agreements - real estate securities	21,986	770	3.5%	50,379	1,499	3.0%
Collateralized loan obligations	1,124,424	50,679	4.5%	406,262	15,385	3.8%
Derivative instruments	—	284	N/A	—	120	N/A
Total	$1,441,113	$70,000	4.9%	$776,926	$32,359	4.2%
Net interest income/spread		$82,288	2.7%		$57,205	3.0%
Average leverage %(5)	72.1%			62.1%
Weighted average levered yield(6)			14.7%			12.1%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the year ended December 31, 2018 and 2017, respectively.
(2) Includes the effect of amortization of premium or accretion of discount and deferred fees.
(3) Calculated as interest income or expense divided by average carrying value.
(4) Annualized.
(5) Calculated by dividing total average interest-bearing liabilities by total average interest-earning assets.
(6) Calculated by dividing net interest income/spread by the net average interest-earning assets and average interest-bearing liabilities.

Interest income
Interest income for the years ended December 31, 2018 and 2017 totaled $152.3 million and $89.6 million, respectively. As of December 31, 2018, our portfolio consisted of 100 commercial mortgage loans, seven commercial mortgage loans, held-for-sale, measured at fair value and two investments in CMBS. The main drivers in the increase in interest income were the increase in the 1 Month LIBOR, the benchmark for our loans and an increase of $748.2 million in the average carrying value of our interest-earning assets. The increase in interest income was due to the formation of the TRS in September 2017.
Interest expense
Interest expense for the year ended December 31, 2018 increased to $70.0 million compared to interest expense for the year ended December 31, 2017 of $32.4 million. The increase in interest expense was due to an increase in the 1 Month LIBOR, the benchmark index for our financing lines and an increase of $664.2 million in the average carrying value of our interest-bearing liabilities, of which approximately $718.2 million is an increase due to two CLOs issued in 2018. The increase in interest expense was also due to the formation of the TRS in September 2017.
Realized Gain/Loss on Commercial Mortgage Loans Held-for-Sale
Realized loss on commercial mortgage loans held-for-sale for the year ended December 31, 2018 was $9.0 thousand on sale of five commercial mortgage loans held-for-sale for proceeds of $20.6 million compared to $120.0 thousand for the year ended December 31, 2017 on sale of fifteen commercial mortgage loans held-for-sale for total proceeds of $121.7 million.
Realized gain on commercial mortgage loans held-for-sale, measured at fair value at the TRS for the year ended December 31, 2018 was $11.3 million compared to $4.5 million for the year ended December 31, 2017. The $6.8 million increase in realized gain was due to total proceeds of $567.4 million from the sale of fixed-rate commercial real estate loans into the CMBS securitization market during the year ended December 31, 2018 versus limited transaction of total proceeds of $20.6 million for the year ended December 31, 2017 due to the formation of the TRS in September 2017.
Expenses from operations
Expenses from operations for the years ended December 31, 2018 and 2017 were made up of the following (dollars in thousands):

	Year Ended December 31,
	2018	2017
Asset management and subordinated performance fee	$10,299	$9,273
Administrative services expenses	13,446	6,765
Acquisition fees and acquisition expenses	452	4,197
Professional fees	8,318	5,444
Other expenses	4,887	3,837
Total expenses from operations	$37,402	$29,516

The increase in our expenses from operations was primarily related to asset management and subordinated performance fees, administrative services expenses and professional fees. During the years ended December 31, 2018 and 2017, we incurred asset management and subordinated performance fees of $10.3 million and $9.3 million, respectively. The entire $10.3 million in the asset management and subordinated performance fee line is composed of asset management fees, as there was no subordinated performance fee for 2018 due to applicable conditions not having been satisfied. The increase in asset management fees was due to additional equity raised during the year ended December 31, 2018. For the year ended December 31, 2018, we incurred approximately $13.4 million of administrative service expenses related to general and administrative expense reimbursement, of which the full amount was attributable to our Advisor; compared to $6.8 million of administrative services expense for the year ended December 31, 2017, an increase of approximately $6.6 million. Additionally, during the year ended December 31, 2018 and December 31, 2017 , we incurred $8.3 million and $5.4 million of professional fees, respectively, an increase of approximately $2.9 million. The increases in administrative services expenses and professional fee are due to increases in overall Company growth, origination activities and the addition of the Conduit business.

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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,
	2017			2016
	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$1,208,603	$87,014	7.2%	$1,123,992	$73,884	6.6%
Real estate conduit	23,221	1,199	5.2%	—	—	n/a
Real estate securities	19,016	1,351	7.1%	109,035	5,520	5.1%
Total	1,250,840	89,564	7.2%	1,233,027	79,404	6.4%
Interest-bearing liabilities:
Repurchase Agreements - Loans	$300,199	$14,142	4.7%	$250,788	$12,079	4.8%
Other financing - commercial mortgage loans	20,086	1,213	6.0%	—	—	n/a
Repurchase Agreements - Securities	50,379	1,499	3.0%	106,086	2,450	2.3%
Collateralized loan obligations	406,262	15,385	3.8%	286,936	8,640	3.0%
Derivative instruments	—	120	n/a	—	—	n/a
Total	$776,926	$32,359	4.2%	$643,810	$23,169	3.6%
Net interest income/spread		$57,205	3.0%		$56,235	2.8%
Average leverage %(5)	62.1%			52.2%
Weighted average levered yield(6)			12.1%			9.5%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. All amounts are calculated based on quarterly averages for years ended December 31, 2017 and 2016.
(2) Includes the effect of amortization of premium or accretion of discount and deferred fees.
(3) Calculated as interest income or expense divided by average carrying value.
(4) Annualized.
(5) Calculated by dividing total average interest-bearing liabilities by total average interest-earning assets.
(6) Calculated by dividing net interest income/spread by the net of interest-earning assets and interest-bearing liabilities.
Interest income
Interest income for the years ended December 31, 2017 and 2016 totaled $89.6 million and $79.4 million, respectively. As of December 31, 2017, our portfolio consisted of 69 loans and no investments in CMBS. The main driver in the increase in interest income was due to an increase in the 1 Month LIBOR, the benchmark for our loans. As of December 31, 2017, our Loans had an average carrying value of $1,208.6 million and our CMBS investments had an average carrying value of $19.0 million, while as of December 31, 2016, the Loans had an average carrying value of $1,124.0 million and our CMBS investments had an average carrying value of $109.0 million.
Interest expense
Interest expense for the year ended December 31, 2017 increased to $32.4 million compared to interest expense for the year ended December 31, 2016 of $23.2 million, primarily due to increase in average borrowings of approximately $133.1 million year over year, of which approximately $202.3 million is an increase due to the issuance of two CLOs issued in 2017. During the years ended December 31, 2017 and 2016, our total average borrowing outstanding was $776.9 million and $643.8 million, respectively.

Expenses from operations
Expenses from operations for the years ended December 31, 2017 and 2016 were made up of the following (dollars in thousands):

	Year Ended December 31,
	2017	2016
Asset management and subordinated performance fee	$9,273	$9,504
Administrative services expenses	6,765	4,376
Acquisition fees and acquisition expenses	4,197	806
Professional fees	5,444	5,467
Other expenses	3,837	2,336
Total expenses from operations	$29,516	$22,489
The increase in our expenses from operations was primarily related to administrative services expenses, acquisition fees and acquisition expenses, and other expenses. During the years ended December 31, 2017 and 2016, we incurred asset management and subordinated performance fees of $9.3 million and $9.5 million, respectively. The entire $9.3 million in the asset management and subordinated performance fee line is composed of asset management fees, as there was no subordinated performance fee for 2017 due to applicable conditions not having been satisfied. For the year ended December 31, 2017, we have incurred approximately $6.8 million of administrative service expenses related to general and administrative expense reimbursement, of which the full amount was attributable to our Advisor. Additionally, we incurred approximately $3.4 million more in acquisition fees during the year ended December 31, 2017 compared to December 31, 2016 primarily due to the fact that we had nominal origination activity in 2016.

Portfolio
As of December 31, 2018 and 2017, our portfolio consisted of 100 and 69 commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, respectively. The commercial mortgage loans held for investment as of December 31, 2018 and December 31, 2017 had a total carrying value, net of allowance for loan losses, of $2,206.8 million and $1,402.0 million, respectively. As of December 31, 2018 and 2017 the Company's total commercial mortgage loans, held for sale, measured at fair value comprised of 7 loans with total fair value of $76.9 million and 3 loans with total fair value of $28.5 million, respectively. As of December 31, 2018, the Company had two CMBS investments with total fair value of $26.4 million. We had no CMBS investments as of December 31, 2017. For our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, we currently estimate loss rates based on historical realized losses experienced in the industry and take into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. We recorded allowance for loan loss as of December 31, 2018 and 2017 in the amount of $4.8 million and $1.5 million, respectively. As of December 31, 2018 the Company had one loan with an unpaid contractual principal balance of $16.8 million and fair value of $12.0 million in non-performing status. For the year ended December 31, 2018, the Company has applied $1.0 million of interest received on this loan as a reduction to the unpaid principal balance. During the year ended December 31, 2018, the Company recorded $4.1 million of asset-specific reserve included in loan loss provision/(recovery) on the consolidated statement of operations. We also had one loan with a principal balance of $14.3 million that had interest past due for greater than 90 days as of December 31, 2018. We continued to accrue interest income on this loan as the loan was well secured, including cash reserves that were sufficient to cover interest due. As of December 31, 2017, we did not have any loans that were past due on their payments, in non-performing status or impaired.
As of December 31, 2018 and 2017, our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, had a weighted average coupon of 6.7% and 6.7%, and a weighted average remaining life of 1.5 years and 1.3 years, respectively. As of December 31, 2018, our CMBS investments had a weighted average coupon of 5.0% and a remaining life of 4.9 years. We had no CMBS as of December 31, 2017.
The following charts summarize our portfolio as a percentage of par value, including CMBS, by the collateral type, geographical region and coupon rate type as of December 31, 2018 and 2017:

An investments region classification is defined according to the below map based on the location of investments secured property.

The following charts show the par value by contractual maturity year for the investments in our portfolio as of December 31, 2018 and 2017.

The following table shows selected data from our commercial mortgage loans portfolio as of December 31, 2018 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior 1	Office	$31,250	1 month LIBOR + 4.50%	7.02%	71.1%
Senior 2	Retail	9,450	1 month LIBOR + 4.90%	7.42%	69.2%
Senior 3	Office	38,385	1 month LIBOR + 5.25%	7.77%	72.1%
Senior 4	Retail	11,684	1 month LIBOR + 4.50%	7.02%	74.8%
Senior 5	Hospitality	16,800	1 month LIBOR + 4.90%	7.42%	74.0%
Senior 6	Retail	14,600	1 month LIBOR + 4.25%	6.77%	65.0%
Senior 7	Office	10,700	1 month LIBOR + 4.65%	7.17%	70.8%
Senior 8	Industrial	20,216	1 month LIBOR + 4.25%	6.77%	68.0%
Senior 9	Retail	7,500	1 month LIBOR + 5.00%	7.52%	59.0%
Senior 10	Industrial	33,655	1 month LIBOR + 4.00%	6.52%	65.0%
Senior 11	Retail	13,700	1 month LIBOR + 4.75%	7.27%	62.6%
Senior 12	Retail	28,900	1 month LIBOR + 4.73%	7.25%	73.1%
Senior 13	Retail	12,953	1 month LIBOR + 5.00%	7.52%	73.3%
Senior 14	Retail	15,750	1 month LIBOR + 5.25%	7.77%	70.5%
Senior 15	Multifamily	17,657	1 month LIBOR + 7.10%	9.62%	76.4%
Senior 16	Hospitality	12,600	1 month LIBOR + 5.50%	8.02%	61.6%
Senior 17	Hospitality	14,300	1 month LIBOR + 5.50%	8.02%	71.2%
Senior 18	Retail	23,650	1 month LIBOR + 5.00%	7.52%	60.9%
Senior 19	Hospitality	14,900	1 month LIBOR + 6.25%	8.77%	69.0%
Senior 20	Office	12,830	1 month LIBOR + 4.45%	6.97%	64.2%
Senior 21	Office	10,400	1 month LIBOR + 5.50%	8.02%	74.0%
Senior 22	Multifamily	39,629	1 month LIBOR + 5.50%	8.02%	76.0%
Senior 23	Retail	7,500	1 month LIBOR + 5.25%	7.77%	70.5%
Senior 24	Multifamily	47,416	1 month LIBOR + 4.50%	7.02%	73.8%
Senior 25	Hospitality	8,875	1 month LIBOR + 6.20%	8.72%	67.7%
Senior 26	Office	26,420	1 month LIBOR + 4.15%	6.67%	69.5%
Senior 27	Multifamily	34,875	1 month LIBOR + 3.75%	6.27%	71.2%
Senior 28	Office	12,400	1 month LIBOR + 4.00%	6.52%	69.7%
Senior 29	Hospitality	10,600	1 month LIBOR + 5.00%	7.52%	61.6%
Senior 30	Office	20,851	1 month LIBOR + 4.25%	6.77%	68.6%
Senior 31	Hospitality	7,700	1 month LIBOR + 5.75%	8.27%	77.0%
Senior 32	Multifamily	18,230	1 month LIBOR + 3.62%	6.14%	69.5%
Senior 33	Multifamily	12,827	1 month LIBOR + 5.75%	8.27%	63.9%
Senior 34	Hospitality	57,075	1 month LIBOR + 5.19%	7.71%	51.8%
Senior 35	Multifamily	13,481	1 month LIBOR + 5.50%	8.02%	68.4%
Senior 36	Multifamily	35,409	1 month LIBOR + 4.50%	7.02%	22.4%
Senior 37	Hospitality	10,250	1 month LIBOR + 5.25%	7.77%	60.7%
Senior 38	Hospitality	15,280	1 month LIBOR + 4.41%	6.92%	48.1%
Senior 39	Multifamily	19,040	1 month LIBOR + 3.60%	6.12%	80.5%
Senior 40	Multifamily	11,841	1 month LIBOR + 3.30%	5.82%	70.9%
Senior 41	Multifamily	27,300	1 month LIBOR + 3.50%	6.02%	75.0%
Senior 42	Office	24,350	1 month LIBOR + 4.65%	7.17%	56.4%
Senior 43	Hospitality	21,000	1 month LIBOR + 4.00%	6.52%	54.8%
Senior 44	Office	19,450	1 month LIBOR + 3.70%	6.22%	58.9%
Senior 45	Multifamily	20,102	1 month LIBOR + 4.25%	6.77%	75.0%
Senior 46	Multifamily	15,429	1 month LIBOR + 3.65%	6.17%	77.0%
Senior 47	Multifamily	42,000	1 month LIBOR + 3.70%	6.22%	63.7%
Senior 48	Hospitality	13,500	1 month LIBOR + 4.75%	7.27%	59.9%
Senior 49	Hospitality	15,000	1 month LIBOR + 4.95%	7.47%	52.6%
Senior 50	Hospitality	25,484	1 month LIBOR + 4.00%	6.52%	68.0%
Senior 51	Hospitality	20,646	1 month LIBOR + 4.40%	6.92%	72.7%
Senior 52	Multifamily	31,750	1 month LIBOR + 3.60%	6.12%	83.6%
Senior 53	Self-Storage	4,120	1 month LIBOR + 4.05%	6.57%	45.5%
Senior 54	Self-Storage	6,496	1 month LIBOR + 5.05%	7.57%	55.8%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior 55	Retail	50,732	1 month LIBOR + 4.25%	6.77%	87.1%
Senior 56	Multifamily	7,612	1 month LIBOR + 4.25%	6.77%	80.6%
Senior 57	Office	23,000	1 month LIBOR + 3.65%	6.17%	66.5%
Senior 58	Self-Storage	7,306	1 month LIBOR + 5.05%	7.57%	57.6%
Senior 59	Multifamily	80,071	1 month LIBOR + 3.50%	6.02%	71.8%
Senior 60	Multifamily	40,000	1 month LIBOR + 3.75%	6.27%	70.4%
Senior 61	Self-Storage	2,400	1 month LIBOR + 4.05%	6.57%	37.6%
Senior 62	Multifamily	10,500	1 month LIBOR + 5.54%	8.06%	64.4%
Senior 63	Self-Storage	6,310	1 month LIBOR + 5.05%	7.57%	59.1%
Senior 64	Multifamily	20,909	1 month LIBOR + 3.15%	5.67%	79.7%
Senior 65	Multifamily	11,590	1 month LIBOR + 3.75%	6.27%	85.9%
Senior 66	Multifamily	66,000	1 month LIBOR + 3.75%	6.27%	76.8%
Senior 67	Multifamily	17,250	1 month LIBOR + 3.95%	6.47%	70.0%
Senior 68	Retail	22,203	1 month LIBOR + 4.95%	7.47%	85.4%
Senior 69	Hospitality	22,355	1 month LIBOR + 4.00%	6.52%	68.8%
Senior 70	Hospitality	34,000	1 month LIBOR + 4.50%	7.02%	36.2%
Senior 71	Mixed-Use	101,290	1 month LIBOR + 4.00%	6.52%	67.0%
Senior 72	Mixed-Use	19,357	1 month LIBOR + 4.75%	7.27%	49.0%
Senior 73	Multifamily	11,120	1 month LIBOR + 3.50%	6.02%	74.6%
Senior 74	Multifamily	16,607	1 month LIBOR + 3.30%	5.82%	83.1%
Senior 75	Office	18,700	1 month LIBOR + 3.75%	6.27%	70.0%
Senior 76	Office	50,000	1 month LIBOR + 4.23%	6.75%	59.6%
Senior 77	Self-Storage	3,300	1 month LIBOR + 6.00%	8.52%	58.9%
Senior 78	Multifamily	7,250	1 month LIBOR + 4.00%	6.52%	75.6%
Senior 79	Multifamily	99,305	1 month LIBOR + 3.10%	5.62%	79.1%
Senior 80	Office	12,973	1 month LIBOR + 3.40%	5.92%	67.5%
Senior 81	Multifamily	25,500	1 month LIBOR + 3.50%	6.02%	73.3%
Senior 82	Multifamily	13,600	1 month LIBOR + 3.53%	6.04%	65.4%
Senior 83	Self-Storage	6,125	1 month LIBOR + 5.50%	8.02%	68.1%
Senior 84	Office	35,610	1 month LIBOR + 3.76%	6.28%	62.4%
Senior 85	Office	500	1 month LIBOR + 12.71%	15.23%	62.4%
Senior 86	Multifamily	14,446	1 month LIBOR + 3.15%	5.67%	80.3%
Senior 87	Multifamily	20,284	1 month LIBOR + 3.40%	5.92%	80.5%
Senior 88	Multifamily	29,900	1 month LIBOR + 3.35%	5.87%	73.0%
Senior 89	Multifamily	35,490	1 month LIBOR + 3.10%	5.62%	75.5%
Senior 90	Industrial	12,000	1 month LIBOR + 4.50%	7.02%	71.6%
Senior 91	Self-Storage	13,900	1 month LIBOR + 4.00%	6.52%	69.5%
Senior 92	Multifamily	10,020	1 month LIBOR + 3.45%	5.97%	76.8%
Senior 93	Multifamily	73,620	1 month LIBOR + 3.45%	5.97%	76.3%
Senior 94	Land	16,400	1 month LIBOR + 6.00%	8.52%	45.7%
Senior 95	Hospitality	8,750	1 month LIBOR + 4.80%	7.32%	62.5%
Senior 96	Retail	14,500	1 month LIBOR + 4.75%	7.27%	53.5%
Senior 97	Hospitality	17,965	5.75%	5.75%	52.9%
Senior 98	Retail	29,500	6.25%	6.25%	68.5%
Mezzanine 1	Multifamily	3,480	9.50%	9.50%	84.3%
Mezzanine 2	Office	10,000	10.00%	10.00%	78.7%
		$2,221,936		6.7%	68.5%
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
(2) Loan to value percentage is from metrics at origination.

The following table shows selected data from our commercial mortgage loans, held-for-sale, measured at fair value.

Loan Type	Property Type	Par Value	Interest Rate	Effective Yield	Loan to Value (1)
TRS Senior 1	Office	$15,300	5.35%	5.4%	73.2%
TRS Senior 2	Multifamily	4,500	5.53%	5.5%	66.0%
TRS Senior 3	Multifamily	13,400	5.43%	5.4%	64.1%
TRS Senior 4	Multifamily	14,000	5.60%	5.6%	70.5%
TRS Senior 5	Hospitality	27,800	5.35%	5.4%	58.0%
TRS Mezzanine 1	Multifamily	1,100	11.01%	11.0%	68.4%
TRS Mezzanine 2	Multifamily	1,000	11.00%	11.0%	68.9%
		$77,100		5.6%	65.1%
________________________
(1) Loan to value percentage is from metrics at origination.
Liquidity and Capital Resources
Our principal demands for cash will be funding our loan investments, continuing debt service obligations, distributions to our stockholders and the payment of our operating and administrative expenses.
We expect to use additional debt and equity financing as a source of capital. Our board of directors currently intends to operate at a leverage level of between one to three times book value of equity. However, our board of directors may change this target without shareholder approval. In addition, in 2018 we raised $270.6 million of common and preferred equity through private placements to institutional and individual investors, and we expect to continue to raise capital in private placements in 2019. We anticipate that our debt and equity financing sources and our anticipated cash generated from operations will be adequate to fund our anticipated uses of capital.
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
Collateralized Loan Obligations
On February 15, 2018, the Company called all of the outstanding notes issued by RFT 2015-FL1 Issuer, a wholly owned indirect subsidiary of the Company. The outstanding principal of the notes on the date of the call was $145 million. The Company recognized all the remaining unamortized deferred financing costs of $6.4 million recorded within the Interest expense line of the consolidated statements of operations, which was a non-cash charge.
As of December 31, 2018 and December 31, 2017 the notes issued by BSPRT 2017-FL1 Issuer, a wholly owned indirect subsidiary of the Company, are collateralized by interests in a pool of 15 and 25 mortgage assets having a total principal balance of $216.0 million and $418.1 million, respectively (the “2017-FL1 Mortgage Assets”). The sale of the 2017-FL1 Mortgage Assets to BSPRT 2017-FL1 Issuer was governed by a Mortgage Asset Purchase Agreement dated as of June 29, 2017, between the Company and BSPRT 2017-FL1 Issuer.
As of December 31, 2018 and December 31, 2017 the notes issued by BSPRT 2017-FL2 Issuer, a wholly owned indirect subsidiary of the Company, are collateralized by interests in a pool of 12 and 20 mortgage assets having a total principal balance of $244.6 million and $440.7 million, respectively (the “2017-FL2 Mortgage Assets”). The sale of the 2017-FL2 Mortgage Assets to BSPRT 2017-FL2 Issuer was governed by a Mortgage Asset Purchase Agreement dated as of November 29, 2017, between the Company and BSPRT 2017-FL2 Issuer.
On April 5, 2018, BSPRT 2018-FL3 Issuer, Ltd. (the “Issuer”) and BSPRT 2018-FL3 Co-Issuer, LLC (the “Co-Issuer”), both wholly owned indirect subsidiaries of the Company, collateralized by interests in a pool of 41 mortgage assets having a principal balance of $609.3 million (the "2018-FL3 Mortgage Assets") entered into an indenture with the OP, as advancing agent, U.S. Bank National Association as note administrator and U.S. Bank National Association as trustee, which governs the issuance of approximately $546.0 million principal balance secured floating rate notes (the “Notes”), of which $488.0 million were purchased by third party investors and $58.0 million purchased by a wholly owned subsidiary of the OP. In addition, concurrently with the issuance of the Notes, the Issuer also issued 64,050,000 Preferred Shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “Preferred Shares”), which were not offered as part of closing the indenture. For U.S. federal income tax purposes, the Issuer and Co-Issuer are disregarded entities.
On October 12, 2018, BSPRT 2018-FL4 Issuer, Ltd. (the “CLO Issuer”) and BSPRT 2018-FL4 Co-Issuer, LLC (the “Co-CLO Issuer”), both wholly owned indirect subsidiaries of the Company, collateralized by interests in a pool of 41 mortgage assets having a principal balance of $859.3 million (the "2018-FL4 Mortgage Assets") entered into an indenture with the OP, as advancing agent, U.S. Bank National Association as note administrator and U.S. Bank National Association as trustee, which governs the issuance of approximately $770.7 million principal balance secured floating rate notes (the “CLO Notes”), of which $673.0 million were purchased by third party investors and $97.7 million purchased by a wholly owned subsidiary of the OP. In addition, concurrently with the issuance of the CLO Notes, the CLO Issuer also issued 97,694,546 Preferred Shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “CLO Preferred Shares”), which were not offered as part of closing the indenture. For U.S. federal income tax purposes, the CLO Issuer and Co-CLO Issuer are disregarded entities.
Repurchase Agreements, Commercial Mortgage Loans
As of December 31, 2018, we have repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), U.S Bank National Association (the "USB Repo Facility"), Barclays Bank PLC (the "Barclays Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, USB Repo Facility, WF Repo Facility, Barclays Facility, the "Repo Facilities").
The Repo Facilities are financing sources through which the Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 65% to 80% of the principal amount of the mortgage loan being pledged.
We expect to use the advances from these Repo Facilities to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participation interests therein.
The Repo Facilities generally provide that in the event of a decrease in the value of our collateral, the lenders can demand additional collateral. Should the value of our collateral decrease as a result of deteriorating credit quality, resulting margin calls may cause an adverse change in our liquidity position.
The details of our Repo Facilities at December 31, 2018 and December 31, 2017 are as follows (dollars in thousands):

As of December 31, 2018				Ending Weighted Average Interest Rate	Initial Term Maturity
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)
JPM Repo Facility (2)	$520,000	$72,906	$7,838	4.55%	1/30/2020
GS Repo Facility (3)	—	—	470	N/A	12/27/2018
USB Repo Facility (4)	100,000	—	594	4.71%	6/15/2020
CS Repo Facility (5)	300,000	76,534	6,594	4.69%	6/19/2019
WF Repo Facility (6)	175,000	—	86	4.71%	11/21/2020
Barclays Facility (7)	100,000	—	1,445	6.24%	9/19/2019
Total	$1,195,000	$149,440	$17,027
__________________________
(1) For the year ended December 31, 2018. Includes amortization of deferred financing costs.
(2) On January 30, 2018, the committed financing amount was upsized from $300 million to $520 million and the maturity date was amended to January 30, 2020. Includes a one-year extension at our option.
(3) Matured on December 27, 2018. Committed balance was $250 million prior to maturity.
(4) Includes two one-year extensions at the option of an indirect wholly-owned subsidiary of the Company, which may be exercised upon the satisfaction of certain conditions.
(5) On July 19, 2018, the committed financing amount was upsized from $250 million to $300 million. On June 20, 2018, we exercised the extension option upon the satisfaction of certain conditions, and extended the term maturity to June 19, 2019.
(6) Includes three one-year extensions at our option, which may be exercised upon the satisfaction of certain conditions.
(7) On July 30, 2018, the committed financing amount was upsized from $75 million to $100 million. Includes a one-year extension at our option.

As of December 31, 2017				Ending Weighted Average Interest Rate	Initial Term Maturity
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)
JPM Repo Facility (2)	$300,000	$42,042	$8,453	3.77%	6/12/2019
GS Repo Facility (3)	250,000	13,500	4,573	3.83%	12/27/2018
USB Repo Facility (4)	100,000	—	303	N/A	6/15/2020
CS Repo Facility (5)	250,000	10,148	577	3.99%	8/30/2018
Barclays Facility (6)	75,000	—	236	N/A	9/19/2019
Total	$975,000	$65,690	$14,142
_______________________
(1) For the year ended December 31, 2017. Includes amortization of deferred financing costs.
(2) Includes a one-year extension at our option.
(3) Includes a one-year extension at our option, which may be exercised upon the satisfaction of certain conditions.
(4) Includes two one-year extensions at the option of an indirect wholly-owned subsidiary of the Company, which may be exercised upon the satisfaction of certain conditions.
(5) Prior to the end of each calendar quarter, we may request an extension of the termination date for an additional 364 days from the end of such calendar quarter subject to the satisfaction of certain conditions and approvals.
(6) Includes a one-year extension at our option.
Other financing and loan participation - Commercial Mortgage Loans
We entered into a financing arrangement with Pacific Western Bank for term financing ("PWB Financing") on May 17, 2017. The PWB Financing provided the Company with $36.2 million and was collateralized by a portfolio asset of $54.2 million. The PWB Financing has a maturity date of June 9, 2019. We paid off the outstanding balance in June 2018. As of December 31, 2017, we had $26.2 million outstanding under the PWB Financing.
On December 11, 2018, we transferred $10.0 million of our interest in a term loan to City National Bank ("City National Financing") via a participation agreement. As of December 31, 2018, the City National Financing accrued interest at a per annum rate 4.5%. The Company incurred $0.03 million of interest expense on the City National Financing for the year ended December 31, 2018.
CMBS Master Repurchase Agreements ("MRAs")
We entered into various MRAs that allow us to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary. As of December 31, 2018 and 2017, we entered into six MRAs, of which two and one were in use for each respective periods presented, described below (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged(*)	Interest Rate	Days to Maturity
As of December 31, 2018
J.P. Morgan Securities LLC	$21,961	$27	$26,750	3.67%	18
Wells Fargo Securities, LLC	22,578	47	28,223	3.93%	11
Total/Weighted Average	$44,539	$74	$54,973	3.80%	14.5

As of December 31, 2017
J.P. Morgan Securities LLC	$39,035	$11	$56,044	3.32%	26
Total/Weighted Average	$39,035	$11	$56,044	3.32%	26
________________________
(*) Collateral includes $28.2 million and $56.0 million of Tranche C of Company issued CLO held by the Company, which eliminates within the Real estate securities, at fair value line of the consolidated balance sheets as of December 31, 2018 and December 31, 2017, respectively.

The following tables summarize our Repurchase Agreements, Commercial Mortgage Loans and our MRAs for the years ended December 31, 2018, 2017 and 2016, respectively:

	As of December 31, 2018
	Amount Outstanding				Average Outstanding Balance
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Repurchase Agreements, Commercial Mortgage Loans	$501,310	$304,975	$565,329	$149,440	$313,509	$222,339	$456,636	$183,689
Repurchase Agreements, Real Estate Securities	$—	$10,600	$22,272	$44,540	$19,542	$3,029	$23,056	$42,079

	As of December 31, 2017
	Amount Outstanding				Average Outstanding Balance
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Repurchase Agreements, Commercial Mortgage Loans	$340,948	$177,495	$319,386	$65,690	$280,468	$387,988	$237,017	$295,849
Repurchase Agreements, Real Estate Securities	$52,174	$49,071	$39,035	$39,035	$63,611	$66,996	$47,477	$39,035

	As of December 31, 2016
	Amount Outstanding				Average Outstanding Balance
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Repurchase Agreements, Commercial Mortgage Loans	$243,583	$262,057	$241,869	$257,664	$231,185	$238,439	$253,860	$257,793
Repurchase Agreements, Real Estate Securities	$120,449	$119,280	$72,698	$66,639	$123,513	$122,539	$114,086	$67,452

The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
In 2018, the maximum average outstanding balance was $560.6 million, at the end of September 30, 2018, of which $534.8 million was related to repurchase agreements on our commercial mortgage loans and $25.8 million for repurchase agreements on our real estate securities.
In 2017, the maximum average outstanding balance was $483.4 million, at the end of June 30, 2017, of which $434.4 million was related to repurchase agreements on our commercial mortgage loans and $49.1 million for repurchase agreements on our real estate securities.
In 2016, the maximum average outstanding balance was $382.5 million, at the end of May 31, 2016, of which $262.6 million was related to repurchase agreements on our commercial mortgage loans and $119.9 million for repurchase agreements on our real estate securities.
Private Placements
Since February 2018 the Company has been conducting offerings of its common stock and Series A preferred stock in offerings exempt from the registration requirements of the Securities Act. The following table summarizes the sales of common stock in these offerings (dollars in thousands, except share amounts):

As of December 31, 2018	Total
Closing Date	Shares Issued	Purchase Price
June 2018	834,537	$13,723
July 2018	1,669,074	27,446
August 2018	3,370,362	55,421
September 2018	14,962	250
October 2018	89,767	1,500
November 2018	206,463	3,450
December 2018	1,349,193	22,545
Total	7,534,358	$124,335
The following table summarizes the sales of Series A preferred stock in these offerings (dollars in thousands, except share amounts):

As of December 31, 2018	Total
Closing Date	Shares Issued	Proceeds
June 2018	2,256	$11,280
July 2018	4,498	22,490
August 2018	9,083	45,415
September 2018	3,378	16,890
December 2018	10,034	50,170
Total	29,249	$146,245

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
The below table shows the distributions paid on shares outstanding of common stock during the years ended December 31, 2018 and 2017 (dollars in thousands):

Year Ended December 31, 2018 Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 3, 2018	$2,649	$1,242
February 1, 2018	2,665	1,233
March 1, 2018	2,386	1,098
April 1, 2018	2,664	1,200
May 1, 2018	2,593	1,152
June 1, 2018	2,694	1,184
July 2, 2018	2,637	1,143
August 1, 2018	2,939	1,179
September 2, 2018	3,156	1,166
October 4, 2018	3,309	1,124
November 1, 2018	3,433	1,165
December 3, 2018	3,342	1,137
Total	$34,467	$14,023

Year Ended December 31, 2017 Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 3, 2017	$3,575	$2,007
February 1, 2017	3,560	1,957
March 1, 2017	3,231	1,770
April 1, 2017	3,621	1,926
May 1, 2017	3,536	1,846
June 1, 2017	3,692	1,887
July 3, 2017	3,607	1,809
August 1, 2017	3,755	1,854
September 1, 2017	2,580	1,283
October 2, 2017	2,513	1,232
November 1, 2017	2,615	1,263
December 4, 2017	2,543	1,217
Total	$38,828	$20,051
The following table presents the activity in the Company's Series A preferred stock (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2017	—	$—
Issuance of preferred stock	29,249	146,245
Offering costs	—	(510)
Amortization of offering costs	—	51
Balance, December 31, 2018	29,249	$145,786

The following table shows the sources for the payment of distributions to common stockholders for the periods presented (dollars in thousands):

	Year Ended December 31,
	2018		2017
Distributions:
Cash distributions paid	$34,467		$38,828
Distributions reinvested	14,023		20,051
Total distributions	$48,490		$58,879
Source of distribution coverage:
Net Income (Loss) (GAAP)	$34,467	71.1%	$33,779	57.4%
Available cash on hand	—	—%	5,049	8.6%
Common stock issued under DRIP	14,023	28.9%	20,051	34.0%
Total sources of distributions	$48,490	100.0%	$58,879	100.0%
Net income applicable to common stock (GAAP)	$49,181		$33,779
Cash Flows
Cash Flows for the Year Ended December 31, 2018
Net cash provided by operating activities for the year ended December 31, 2018 was $7.1 million. Cash inflows were primarily driven by an increase in net income to $52.8 million, offset by net cash outflows of $48.6 million related to originations of and proceeds from sales of commercial mortgage loans, measured at fair value.
Net cash used in investing activities for the year ended December 31, 2018 was $855.8 million. Cash outflows were primarily driven by the origination and acquisition of $1,598.8 million of commercial mortgage loans. Outflows were offset by proceeds from principal repayments of $753.9 million received on commercial mortgage loans, held for investment and proceeds from sale of commercial mortgage loans, held for sale of $16.9 million.
Net cash provided by financing activities for the year ended December 31, 2018 was $961.4 million. Cash inflows were primarily driven by: proceeds of $1,161.0 million from issuance of 2 CLOs, BSPRT 2018-FL3 and BSPRT 2018-FL4; proceeds from net borrowing on the Repo Facilities of $83.8 million; proceeds from net borrowing on our CMBS MRAs of $5.5 million. Inflows were partially offset by the payment of $37.0 million in cash distributions to stockholders, $15.1 million of stock repurchases and repayments on CLOs of $478.2 million.
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
Net cash provided by financing activities for the year ended December 31, 2017 was $293.0 million. Cash inflows were primarily driven by proceeds of $700.9 million from issuance of two CLOs, BSPRT 2017-FL1 and BSPRT 2017-FL2. This was partially offset by cash outflows of $192.0 million from net repayments on the Repo Facilities, $27.6 million from net payment on our CMBS MRAs, the payment of $38.8 million in cash distributions to stockholders, $20.5 million of stock repurchases and repayments on CLOs of $143.1 million
Election as a REIT
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

Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of December 31, 2018 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$34,667	$283,700	$—	$—	$318,367
JPM Repo Facility	—	72,906	—	—	72,906
CS Repo Facility	76,534	—	—	—	76,534
CLOs (2)	—	—	—	1,525,636	1,525,636
JPM MRA	21,961	—	—	—	21,961
WF MRA	22,578	—	—	—	22,578
Total	$155,740	$356,606	$—	$1,525,636	$2,037,982
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $16.0 million of Tranche E notes and $14.9 million of Tranche F notes issued by 2017-FL2 Issuer; $36.6 million of Tranche E notes and $21.4 million of Tranche F notes issued by BSPRT 2018-FL3 Issuer; $28.2 million of Tranche E notes, $35.8 million of Tranche F notes and $33.7 million of Tranche G notes issued by BSPRT 2018-FL4 Issuer, which are held by the Company and are eliminated within the Collateralized loan obligations line of the consolidated balance sheets as of December 31, 2018.
In addition, we have contractual obligations under our agreements with the Advisor as described below.
Related Party Arrangements
Benefit Street Partners L.L.C.
Amended Advisory Agreement
On January 19, 2018, we entered into an amendment and restatement of the Advisory Agreement. The amended Advisory Agreement amends and restates the Advisory Agreement, dated as of September 29, 2016, by and among the Company, the Operating Partnership and the Advisor.
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

Investment in Common and Preferred Stock
Refer to “Note 7 - Stock Transactions” for a description of the Company’s private placements. In 2018, officers of the Company and other employees of the Advisor and its affiliates (“Manager Investors”) acquired common stock and Series A preferred stock in these private placements on substantially the same terms as purchases by third party institutional investors unaffiliated with the Company or the Advisor. As of December 30, 2018, the Manager Investors have acquired in these private placements 2,012,959 shares of common stock for an aggregate purchase price of $33.6 million and 115 shares of Series A preferred stock for an aggregate purchase price (which included accrued dividends) of $0.6 million
The Manager Investors have agreed with the Advisor not to sell or otherwise transfer the securities purchased in the private placement without the consent of the Advisor, prior to 180 days after a listing of the Company’s common stock on a national securities exchange. In addition, the Manager Investors will not be eligible to participate in the SRP for at least three years.
The board of directors and the Nominating and Corporate Governance Committee of the board of directors each reviewed and unanimously approved the Company’s issuance of shares to the Manager Investors and the terms of the offering.
Loan Acquisitions
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
On February 22, 2018, the Company purchased commercial mortgage loans from an entity that is an affiliate of our Advisor, for an aggregate purchase price of $27.8 million. The purchase of the commercial mortgage loans and the $27.8 million purchase price were approved by the Company’s board of directors. These loans are expected to be sold into a securitization vehicle through our TRS segment. On April 18, 2018, we sold $23.3 million of these commercial mortgage loans into a CMBS securitization. The remaining $4.5 million of these commercial mortgage loans are recorded in commercial mortgage loans, held-for-sale, measured at fair value on the consolidated balance sheet as of December 31, 2018.

The table below shows the compensation and reimbursement payable to the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager for services relating to the Company's public offering as of December 31, 2018 and 2017 (dollars in thousands):

	Payable as of
	December 31, 2018	December 31, 2017
Total compensation and reimbursement for services provided by the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager	$—	$480
The payables as of December 31, 2018 and 2017 in the table above are included in Due to affiliates on the Company's consolidated balance sheets. The fees incurred are recorded within the Additional paid in capital line in the consolidated balance sheets.
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the years ended December 31, 2018, 2017 and 2016 and the associated payable as of December 31, 2018 and 2017 (dollars in thousands):See Note 9 - Related Party Transactions and Arrangements for further detail.

	Year Ended December 31,			Payable as of December 31,
	2018	2017	2016	2018	2017
Acquisition fees and expenses (1)	452	4,197	806	1	—
Administrative services expenses	13,446	6,765	4,376	1,224	3,480
Asset management and subordinated performance fee	10,299	9,273	9,504	1,072	2,315
Other related party expenses (2)	1,259	394	90	932	146
Total	$25,456	$20,629	$14,776	$3,229	$5,941
________________________
(1) Total acquisition fees and expenses paid during the years ended December 31, 2018 and 2017 were $8.1 million and $10.2 million, respectively, of which $7.6 million and $6.0 million were capitalized within the commercial mortgage loans, held for investment line of the consolidated balance sheets for years ended December 31, 2018 and 2017.
(2)These are primarily related to reimbursable costs incurred for the increase in loan origination activities. These amounts are included in Other expenses in the Company's consolidated statements of operations.
The payables as of December 31, 2018 and 2017 in the table above are included in Due to affiliates on our consolidated balance sheets.
Off Balance Sheet Arrangements
We currently have no off balance sheet arrangements as of December 31, 2018 and through the date of the filing of this Form 10-K.
Non-GAAP Financial Measures
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT") and the Investment Program Association ("IPA") industry trade groups, have each promulgated measures respectively known as funds from operations ("FFO") and modified funds from operations ("MFFO"), which we believe to be appropriate supplemental measures to reflect the operating performance of a REIT. The use of FFO and MFFO is recommended by the REIT industry as supplemental performance measures. However, FFO and MFFO are not substitutes to generally accepted accounting principles ("GAAP") net income or loss. We believe our presentations of FFO and MFFO assist investors in analyzing and comparing our operating and financial performance between reporting periods
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of depreciable property, property and asset impairment write-downs, depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our business plan is to operate as a mortgage REIT with our portfolio consisting of commercial mortgage loan investments and investments in real estate securities. We will typically have no FFO adjustments to our net income or loss computed in accordance with GAAP as a result of operating as a mortgage REIT. Although we have the ability to acquire real property, we have not acquired any at this time and as such have not had any FFO adjustments to our net income or loss computed in accordance with GAAP.
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
The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Funds From Operations:
Net income	$52,825	$33,779	$29,990
Funds from operations	$52,825	$33,779	$29,990
Modified Funds From Operations:
Funds from operations	$52,825	$33,779	$29,990
Amortization of premiums, discounts and fees on investments, net	(4,572)	(2,554)	(2,336)
Acquisition fees and acquisition expenses	452	4,197	806
Impairment losses on real estate securities	—	—	310
Unrealized (gain) loss on financial instruments	1,611	(230)	247
Loan loss (recovery)/provision	3,370	(715)	1,293
Modified funds from operations	$53,686	$34,477	$30,310

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
As of December 31, 2018 and 2017, our portfolio included 98 and 64 variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 25 or 50 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity (dollars in thousands):

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	December 31, 2018	December 31, 2017
(-) 25 Basis Points	(1.38)%	(1.61)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	2.75%	3.23%
(+) 100 Basis Points	5.50%	6.45%
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

In connection with the preparation of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on its assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.
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
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2019 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2019 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2019 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2019 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2019 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
See the Index to Consolidated Financial Statements on page F-1 of this report.
(b)    Exhibits
See the Index to Exhibit below.
Item 16. Form 10-K Summary.
None.
INDEX TO EXHIBITS
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1(1)	Articles of Amendment and Restatement, effective August 16, 2017.
3.1 (2)	Articles Supplementary of Benefit Street Partners Realty Trust, Inc., dated June 22, 2018
3.1 (3)	Articles Supplementary of Benefit Street Partners Realty Trust, Inc., dated December 11, 2018
3.1(4)	Amended and Restated Bylaws.
4.1(5)	Amended and Restated Agreement of Limited Partnership of Benefit Street Partners Realty Operating Partnership, L.P., dated as of December 31, 2014.
4.2(6)	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Benefit Street Partners Realty Operating Partnership, L.P., dated as of February 9, 2017.
10.1(6)	Amended and Restated Employee and Director Incentive Restricted Share Plan.
10.2(6)	Form of Director Restricted Share Award Agreement.
10.3(7)	Uncommitted Master Repurchase Agreement, dated as of June 18, 2014, between the Company JPM Loan, LLC and JPMorgan Chase Bank, National Association.
10.4(8)	Amendment No.1 to Master Repurchase Agreement, dated as of June 24, 2015, by and between the Company, JPM Loan, LLC and JP Morgan Chase Bank, National Association.
10.5(9)	Amendment No. 2 to Master Repurchase Agreement, dated as of September 28, 2015, between the Company, JPM Loan, LLC and JPMorgan Chase Bank, National Association.
10.6(10)	Amendment No. 3 to Master Repurchase Agreement, dated as of December 30, 2015, between the Company, JPM Loan, LLC and JPMorgan Chase Bank, National Association.
10.7(11)	Amendment No. 4 to Master Repurchase Agreement, dated as of October 5, 2016, between the Company, JPM Loan, LLC and JPMorgan Chase Bank, National Association.
10.8(12)	Guarantee Agreement, dated as of June 18, 2014, between the Company and JPMorgan Chase Bank, National Association.
10.9(13)
Indenture, dated October 19, 2015, by and among RFT 2015-FL1 Issuer Ltd., as issuer, RFT 2015-FL1 Co-Issuer LLC, as issuer, Realty Finance Operating Partnership L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator, paying agent, calculation agent, transfer agent, custodian, securities intermediary, backup advancing agent and notes registrar.

10.10(14)	Form of Director and Officer Indemnification Agreement.
10.12(15)	Master Repurchase Agreement, dated December 27, 2016, between RFT GS Loan, LLC and Goldman Sachs Bank USA.
10.13(15)	Guaranty, dated December 27, 2016, between the Company and Goldman Sachs Bank USA.
10.14(16)
Indenture, dated as of June 29, 2017, by and among BSPRT 2017-FL1 Issuer, Ltd., BSPRT 2017-FL1 Co-Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee and note administrator.

10.15(17)	Amended and Restated Uncommitted Master Repurchase Agreement, dated as of June 12, 2017, by and between BSPRT JPM Loan, LLC and JP Morgan Chase Bank, National Association.
10.16(17)	Amended and Restated Guarantee Agreement, dated as of June 12, 2017, by and between the Company and JPMorgan Chase Bank, National Association.
10.17(17)	Master Repurchase and Securities Contract, dated as of June 15, 2017, between BSPRT USB Loan, LLC and U.S. Bank National Association.
10.18(17)	Payment Guaranty, dated as of June 15, 2017, by and between the Company and U.S. Bank National Association.
10.19(18)	Master Repurchase Agreement, dated as of August 31, 2017, by and among Column Financial, Inc., Credit Suisse AG, Alpine Securitization Ltd., the Company and BSPRT Finance Sub-Lender I, LLC.

10.20(18)	Guaranty, dated as of August 31, 2017, by and between the Company and Column Financial, Inc.
10.21(19)
Credit Agreement, dated as of September 19, 2017, by and among the Company, BSPRT BB Loan, LLC, BSPRT Finance Sub-Lender II, L.L.C., Barclays Bank PLC, as sole lead arranger and bookrunner, Barclays Bank PLC, as administrative agent, and the lenders from time to time partiers thereto.

10.22(19)
Guarantee and Collateral Agreement, dated as of September 19, 2017, by and among the Company, BSPRT BB Loan, LLC, BSPRT Finance Sub-Lender II, L.L.C. and Barclays Bank PLC, as administrative agent for the secured parties.

10.23(20)
Indenture, dated as of November 29, 2017, by and among BSPRT 2017-FL2 Issuer, Ltd., as issuer, BSPRT 2017-FL2 Co-Issuer, LLC, as co-issuer, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator and custodian.

10.24(21)
Amended and Restated Advisory Agreement, dated as of January 19, 2018, by and among Benefit Street Partners Realty Trust, Benefit Street Partners Realty Operating Partnership, L.P. and Benefit Street Partners, L.L.C.

10.25(22)	Form of Purchase Agreement.
10.26(23)
Indenture, dated as of April 5, 2018, by and among BSPRT 2018-FL3 Issuer, Ltd., BSPRT 2018-FL3 Co-Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator and custodian.

10.27(24)	Form of Purchase Agreement for Series A convertible preferred stock, dated June 1, 2018.
10.28(4)
Indenture, dated as of October 12, 2018, by and among BSPRT 2018-FL4 Issuer, Ltd., BSPRT 2018-FL4 Co-Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator and custodian.

10.29*	Master Repurchase and Securities Contract, dated November 21, 2018, among the Company, BSPRT WFB LOAN, LLC and Wells Fargo Bank, National Association.
10.30*	Guarantee Agreement, dated November 21, 2018, between the Company and Wells Fargo Bank, National Association.
10.31*	Master Repurchase and Securities Contract, dated March 15, 2019, among the Company, BSPRT BB FLOAT, LLC, BSPRT BB Fixed, LLC and BARCLAYS BANK PLC.
10.32*	Guarantee Agreement, dated March 15, 2019, between the Company and BARCLAYS BANK PLC.
21*	Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young LLP
23.2*	Consent of KPMG LLP
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

____________________________________________
*Filed herewith.

(1)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on August 17, 2017.

(2)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on June 26, 2018.

(3)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on December 11, 2018.

(4)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on November 9, 2018.

(5)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on January 6, 2015.

(6)	Filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 29, 2017.

(7)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 7 to our Registration Statement on Form S-11 filed with the SEC on July 11, 2014.

(8)	Filed as an exhibit to Pre-Effective Amendment No.1 to Post-Effective Amendment No.12 to our Registration Statement on Form S-11 filed with the SEC on July 8, 2015.

(9)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 13 filed with the SEC on October 8, 2015.

(10)	Filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 11, 2016.

(11)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on October 12, 2016.

(12)	Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 8 to our Registration Statement on Form S-11 filed with the SEC on October 8, 2014.

(13)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on October 23, 2015.

(14)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 14, 2016.

(15)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on January 3, 2017.

(16)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on July 6, 2017.

(17)	Filed as an exhibit to Amendment No. 1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2017 filed with the SEC on August 23, 2017.

(18)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on September 7, 2017.

(19)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on September 25, 2017.

(20)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on December 5, 2017.

(21)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on January 23, 2018.

(22)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on February 16, 2018.

(23)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on April 11, 2018.

(24)	Filed as an exhibit to our current report on Form 8-K filed with the SEC on June 6, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of March, 2019.

Benefit Street Partners Realty Trust, Inc.
By	/s/ Richard J. Byrne
Richard J. Byrne
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Richard J. Byrne	Chief Executive Officer and President	March 29, 2019
Richard J. Byrne	(Principal Executive Officer)

/s/ Jerome S. Baglien	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2019
Jerome S. Baglien

/s/ Elizabeth K. Tuppeny	Lead Independent Director	March 29, 2019
Elizabeth K. Tuppeny

/s/ Buford Ortale	Director	March 29, 2019
Buford Ortale

/s/ Jamie Handwerker	Director	March 29, 2019
Jamie Handwerker

/s/ Peter McDonough	Director	March 29, 2019
Peter McDonough

BENEFIT STREET PARTNERS REALTY TRUST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Benefit Street Partners Realty Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Benefit Street Partners Realty Trust, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and schedule (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also audited the adjustments described in Note 2 that were applied to restate the 2016 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2016 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2016 consolidated financial statements taken as a whole.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York
March 29, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Benefit Street Partners Realty Trust, Inc.:

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 2, the accompanying consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows of Benefit Street Partners Realty Trust, Inc. (formerly Realty Finance Trust, Inc.) and subsidiaries (the Company) for the year ended December 31, 2016. The 2016 financial statements before the effects of the adjustments discussed in Note 2 are not presented herein. The 2016 consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the 2016 financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 2, present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ KPMG LLP

New York, New York
March 29, 2017

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Audited)

	December 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$191,390	$83,711
Restricted cash	13,029	7,997
Commercial mortgage loans, held for investment, net of allowance of 4,836 and 1,466	2,206,830	1,402,046
Commercial mortgage loans, held-for-sale, measured at fair value	76,863	28,531
Real estate securities, available for sale, at fair value	26,412	—
Derivative instruments, at fair value	846	132
Receivable for loan repayment (1)	73,684	49,085
Accrued interest receivable	12,789	8,152
Prepaid expenses and other assets	4,235	4,007
Total assets	$2,606,078	$1,583,661
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$1,505,279	$826,150
Repurchase agreements - commercial mortgage loans	149,440	65,690
Repurchase agreements - real estate securities	44,539	39,035
Other financing and loan participation - commercial mortgage loans	9,902	25,698
Derivative instruments, at fair value	1,319	357
Interest payable	3,025	1,544
Distributions payable	5,834	3,917
Accounts payable and accrued expenses	4,497	4,510
Due to affiliates	3,229	6,421
Total liabilities	$1,727,064	$973,322
Commitment and contingencies (See Note 8)
Redeemable convertible preferred stock Series A, $0.01 par value, 40,000 authorized, 29,249 issued and outstanding as of December 31, 2018 and none issued and outstanding as of December 31, 2017	$145,786	$—
Equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock, $0.01 par value, 949,999,000 shares authorized, 39,303,710 and 31,834,072 shares issued and outstanding as of December 31, 2018 and 2017, respectively	395	320
Additional paid-in capital	827,558	704,101
Accumulated other comprehensive income (loss)	(459)	—
Accumulated deficit	(94,266)	(94,082)
Total stockholders' equity	733,228	610,339
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$2,606,078	$1,583,661
___________________
(1) Includes $73.7 million and $48.7 million of cash held by servicer related to loan payoffs pledged to the CLOs as of December 31, 2018 and December 31, 2017, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Audited)

	Year Ended December 31,
	2018	2017	2016
Interest income:
Interest income	$152,288	$89,564	$79,404
Less: Interest expense	70,000	32,359	23,169
Net interest income	82,288	57,205	56,235
Expenses:
Asset management and subordinated performance fee	10,299	9,273	9,504
Acquisition fees and acquisition expenses	452	4,197	806
Administrative services expenses	13,446	6,765	4,376
Professional fees	8,318	5,444	5,467
Other expenses	4,887	3,837	2,336
Total expenses	37,402	29,516	22,489
Other (income)/loss:
Loan loss provision/(recovery)	3,370	(715)	1,293
Realized (gain)/loss on sale of real estate securities	107	(172)	1,906
Realized (gain)/loss on sale of commercial mortgage loan held-for-sale	9	(120)	—
Realized (gain)/loss on sale of commercial mortgage loan, held-for-sale, measured at fair value	(11,288)	(4,523)	—
Impairment losses on real estate securities	—	—	310
Unrealized (gain)/loss on commercial mortgage loans held-for-sale	—	(247)	247
Unrealized (gain)/loss on commercial mortgage loans, held-for-sale, measured at fair value	237	—	—
Unrealized (gain)/loss on derivatives	1,374	17	—
Realized (gain)/loss on derivatives	(1,827)	(555)	—
Total other (income)/loss	$(8,018)	$(6,315)	$3,756
Income/(loss) before taxes	52,904	34,004	29,990
Provision/(benefit) for income tax	79	225	—
Net income	$52,825	$33,779	$29,990
Less: Preferred stock dividends	$(3,644)	$—	$—
Net income applicable to common stock	$49,181	$33,779	$29,990

Basic net income per share	$1.44	$1.06	$0.95
Diluted net income per share	$1.44	$1.06	$0.95
Basic weighted average shares outstanding	34,268,707	31,772,231	31,659,274
Diluted weighted average shares outstanding	36,779,735	31,784,889	31,666,504

The accompanying notes are an integral part of these consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars In thousands)
(Audited)

	Year Ended December 31,
	2018	2017	2016
Net income	$52,825	$33,779	$29,990
Unrealized gain/(loss) on available-for-sale securities	(459)	500	1,754
Comprehensive income attributable to Benefit Street Partners Realty Trust, Inc.	$52,366	$34,279	$31,744

The accompanying notes are an integral part of these consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Convertible Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2015	1,000	$1	31,385,280	$314	$691,590	$(2,254)	$(35,322)	$654,329
Common stock repurchases	—	—	(537,209)	(5)	(12,965)	—	—	(12,970)
Common stock offering costs(1)	—	—	—	—	793	—	—	793
Common stock issued through distribution reinvestment plan	—	—	1,031,812	10	25,037	—	—	25,047
Share-based compensation	—	—	4,748	—	44	—	—	44
Net income	—	—	—	—	—	—	29,990	29,990
Distributions declared	—	—	—	—	—	—	(65,337)	(65,337)
Conversion of convertible stocks	(1,000)	(1)	—	—	1	—	—	—
Other comprehensive loss	—	—	—	—	—	1,754	—	1,754
Balance, December 31, 2016	—	$—	31,884,631	$319	$704,500	$(500)	$(70,669)	$633,650
Common stock repurchases	—	—	(1,072,708)	(11)	(20,535)	—	—	(20,546)
Common stock issued through distribution reinvestment plan	—	—	1,016,165	12	20,039	—	—	20,051
Share-based compensation	—	—	5,984	—	97	—	—	97
Net income	—	—	—	—	—	—	33,779	33,779
Distributions declared	—	—	—	—	—	—	(57,192)	(57,192)
Other comprehensive loss	—	—	—	—	—	500	—	500
Balance, December 31, 2017	—	$—	31,834,072	$320	$704,101	$—	$(94,082)	$610,339
Issuance of common stock		—	7,533,834	75	124,260	—	—	124,335
Common stock repurchases		—	(809,023)	(8)	(15,077)	—	—	(15,085)
Common stock issued through distribution reinvestment plan		—	739,052	8	14,015	—	—	14,023
Share-based compensation		—	5,775	—	157	—	—	157
Offering costs	—	—	—	—	102	—	—	102
Net income	—	—	—	—	—	—	52,825	52,825
Distributions declared	—	—	—	—	—	—	(53,009)	(53,009)
Other comprehensive income	—	—	—	—	—	(459)	—	(459)
Balance, December 31, 2018	—	$—	39,303,710	$395	$827,558	$(459)	$(94,266)	$733,228
_______________________
(1) During 2016, the Company received reimbursement of excess payment of $0.8 million from the former external manager for previously paid offering costs.

The accompanying notes are an integral part of these consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$52,825	$33,779	$29,990
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(4,572)	(2,554)	(2,336)
Accretion of deferred commitment fees	(1,577)	(1,372)	(1,535)
Amortization of deferred financing costs	12,681	4,650	4,048
Share-based compensation	157	97	44
Unrealized (gain)/loss on commercial mortgage loans held-for-sale	237	(247)	247
Unrealized (gain)/losses on derivative instruments	1,374	17	—
Loan loss (recovery)/provision	3,370	(715)	1,293
Realized (gain) / loss on sale of real estate securities	107	—	1,906
Impairment losses on real estate securities	—	—	310
Origination of commercial mortgage loans, held-for-sale	(621,597)	(156,101)	—
Proceeds from sale of commercial mortgage loans, held-for-sale	573,010	132,093	—
Changes in assets and liabilities:
Accrued interest receivable	(3,060)	(2,197)	940
Prepaid expenses and other assets	(4,133)	(5,441)	(85)
Accounts payable and accrued expenses	(13)	3,341	360
Due to affiliates	(3,192)	2,357	(263)
Interest payable	1,481	647	105
Net cash (used in)/provided by operating activities	$7,098	$8,354	$35,024
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(1,598,786)	$(836,961)	$(53,640)
Proceeds from sale of commercial mortgage loans, held for sale	16,910	121,658	44,355
Principal repayments received on commercial mortgage loans, held for investment	753,921	381,933	67,396
Receivable for loan repayment	—	(48,684)	—
Purchase of real estate securities	(39,510)	—	—
Proceeds from sale of real estate securities	12,456	34,888	79,082
Principal repayments received on real estate securities	—	15,000	2,218
Purchase of derivative instruments	(804)	(592)	—
Net cash (used in)/provided by investing activities	$(855,813)	$(332,758)	$139,411
Cash flows from financing activities:
Proceeds from issuances of common stock	$124,335	$—	$—
Proceeds from issuances of redeemable convertible preferred stock	146,245	—	—
Common stock repurchases	(15,085)	(20,546)	(18,965)
Reimbursements/(payments) of offering costs and fees related to stock issuances(1)	(887)	—	793
Borrowings under collateralized loan obligation	1,161,002	700,862	—
Repayments of collateralized loan obligation	(478,177)	(143,086)	(9,150)
Borrowings on repurchase agreements - commercial mortgage loans	1,833,838	652,978	233,855
Repayments of repurchase agreements - commercial mortgage loans	(1,750,088)	(844,952)	(182,430)
Borrowings on repurchase agreements - real estate securities	280,837	499,290	1,208,244
Repayments of repurchase agreements - real estate securities	(275,332)	(526,894)	(1,258,816)

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Proceeds from other financing and loan participation - commercial mortgage loans	10,000	36,200	—
Repayments on other financing and loan participation - commercial mortgage loans	(26,182)	(10,017)	—
Payments of deferred financing costs	(12,128)	(11,964)	(4,819)
Distributions paid	(36,952)	(38,828)	(40,251)
Net cash (used in)/provided by financing activities:	$961,426	$293,043	$(71,539)
Net change in cash, cash equivalents and restricted cash	$112,711	$(31,361)	$102,896
Cash, cash equivalents and restricted cash, beginning of period	91,708	123,069	20,173
Cash, cash equivalents and restricted cash, end of period	$204,419	$91,708	$123,069

Supplemental disclosures of cash flow information:
Taxes paid	$355	$—	$—
Interest paid	53,029	27,062	19,016
Supplemental disclosures of non-cash flow information:
Common stock issued through distribution reinvestment plan	14,023	20,051	25,047
Loans transferred to commercial real estate loans, held-for-sale, transferred at fair value	16,750	100,005	21,179

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$191,390	$83,711	$118,048
Restricted cash	13,029	7,997	5,021
Cash, cash equivalents and restricted cash, end of period	$204,419	$91,708	$123,069

_______________________
(1) During 2016, the Company received reimbursement of excess payment of $0.8 million from the Former Advisor for Offering costs.

The accompanying notes are an integral part of these consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 1 - Organization and Business Operations
Benefit Street Partners Realty Trust, Inc. (the "Company") is a real estate finance company that primarily originates, acquires and manages a diversified portfolio of commercial real estate debt investments secured by properties located within and outside the United States. The Company was incorporated in Maryland on November 15, 2012 and commenced operations on May 14, 2013.
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
The Company has no direct employees. Benefit Street Partners L.L.C. serves as the Company's advisor (the "Advisor") pursuant to an amended and restated advisory agreement, executed on January 19, 2018 (the "Advisory Agreement"). The Advisor is a wholly owned subsidiary of Franklin Resources, Inc. that, together with its various subsidiaries, operates as Franklin Templeton. The Advisor, an investment adviser registered with the U.S. Securities and Exchange Commission (“SEC”), is a credit-focused alternative asset management firm. Established in 2008, the Advisor's credit platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies including high yield, levered loans, private / opportunistic debt, liquid credit, structured credit and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass the platform. As of December 31, 2018, the Advisor was in partnership with Providence Equity Partners L.L.C., a global private equity firm. Effective February 1, 2019, the Advisor is wholly owned by Franklin Templeton, a global investment management firm. The Advisor manages the Company's affairs on a day-to-day basis. The Advisor receives compensation and fees for services related to the investment and management of the Company's assets and the operations of the Company. Prior to September 29, 2016, Realty Finance Advisor, LLC ("Former Advisor") was the Company's advisor. The Former Advisor was controlled by AR Global Investments, LLC ("AR Global").
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
Certain prior period amounts have been reclassified to conform with current presentation. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. The current period’s results of operations will not necessarily be indicative of results in any subsequent reporting period.
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
December 31, 2018

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
As of December 31, 2018 the fair value amount and the contractual principal outstanding of commercial mortgage loans accounted for under the fair value option was $76.9 million and $77.1 million, respectively. As of December 31, 2017, the fair value amount and the contractual principal outstanding of commercial mortgage loans accounted for under the fair value option

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

was $28.5 million and $28.5 million, respectively. None of the Company's commercial mortgage loans accounted for under the fair value option are in default or greater than ninety days past due. For the year ended December 31, 2018 and December 31, 2017, the Company has a realized gain of $11.3 million and $4.5 million relating to the sale of commercial mortgage loans that are accounted for under the fair value option, respectively. The Company had no commercial mortgage loans accounted for under the fair value option at December 31, 2016. Acquisition expenses on originating these investments are expensed when incurred.
Allowance for Loan Losses
The allowance for loan losses reflects management's estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is increased or decreased through the loan loss provision or (recovery) on the Company's consolidated statements of operations and is decreased by charge-offs when losses are confirmed through the receipt of assets, such as cash in a pre-foreclosure sale or upon ownership control of the underlying collateral in full satisfaction of the loan upon foreclosure or when significant collection efforts have ceased. The Company uses a uniform process for determining its allowance for loan losses. The allowance for loan losses includes a general, formula-based component and an asset-specific component.
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
For collateral dependent impaired loans, impairment is measured using the estimated fair value of collateral less the estimated cost to sell. Valuations are performed or obtained at the time a loan is determined to be impaired and designated non-performing, and they are updated if circumstances indicate that a significant change in value has occurred. The Advisor generally will use either the income approach through internally developed valuation models to estimate the fair value of the collateral for such loans or obtain external "as is" appraisals for loan collateral.
A loan is also considered impaired if its terms are modified in a troubled debt restructuring ("TDR"). A TDR occurs when a concession is granted and the debtor is experiencing financial difficulties. Impairments on TDR loans are generally measured based on the present value of expected future cash flows discounted at the effective interest rate of the original loans.
The Company generally designates non-performing loans at such time as (i) loan payments become 90-days past due; (ii) the loan has a maturity default; or (iii) in the opinion of the Company, it is probable the Company will be unable to collect all amounts due according to the contractual terms of the loan. Income recognition will generally be suspended when a loan is designated non-performing unless the loan is well secured, and resumed only when the suspended loan becomes contractually current and performance is demonstrated to have resumed. A loan will be written off when it is no longer realizable and legally discharged.
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
December 31, 2018

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
Cash and Cash Equivalents
Cash represents deposits with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit. Cash equivalents include short-term, liquid investments in money market funds with original maturities of 90 days or less when purchased.
Restricted Cash
Restricted cash primarily consists of cash pledged as margin on repurchase agreements and derivative transactions. The duration of this restricted cash generally matches the duration of the related repurchase agreements or derivative transaction.
Deferred Financing Costs
The deferred financing costs related to the Company's various Master Repurchase Agreements as well as certain prepaid subscription costs are included in Prepaid expenses and other assets on the consolidated balance sheets. Deferred financing cost on the Company's collateralized debt obligations ("CLO") are netted against the Company's CLO payable in the Collateralized debt obligations on the consolidated balance sheets. Deferred financing costs are amortized over the terms of the respective financing agreement using the effective interest method and included in interest expense on the Company's consolidated statements of operations. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity.
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
Repurchases pursuant to the SRP, when requested, generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Funding for repurchases pursuant to the SRP for any given fiscal semester will be limited to proceeds received during that same fiscal semester through the issuance of common stock pursuant to any Dividend Reinvestment Plan ("DRIP") in effect from

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

time to time, provided that the board of directors has the power, in its sole discretion, to determine the amount of shares repurchased during any fiscal semester as well as the amount of funds to be used for that purpose. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests made during any fiscal semester or fiscal year. However, a stockholder may withdraw its request at any time or ask that we honor the request when funds are available. Pending repurchase requests will be honored on a pro rata basis. We will generally pay repurchase proceeds, less any applicable tax or other withholding required by law, by the 31st day following the end of the fiscal semester during which the repurchase request was made.
When a stockholder requests a redemption and the redemption is approved by the board of directors, we will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP will have the status of authorized but unissued shares.
Offering and Related Costs
The Company is currently offering shares of the Company’s common stock and convertible redeemable preferred stock series A on a best effort basis (the “Offering”). In connection with the Offering, the Company incurred various offering costs and will continue to incur these costs until the Offering is complete. These offering costs include but were are not limited to legal, accounting, printing, mailing and filing fees, and diligence expenses of broker-dealers. Offering costs for the common stock is recorded in the Company’s stockholders’ equity, while the offering costs for the convertible redeemable stock series A is included within Redeemable convertible preferred stock Series A on the Company’s consolidated balance sheet.
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
Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRS, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRS is not consolidated for U.S. federal income tax purposes, but is instead taxed as a C corporation. For financial reporting purposes, the TRS is consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRS. Total income tax expense for the year ended December 31, 2018 and December 31, 2017 were $0.1 million and $0.2 million, respectively. There was no income tax provision for the year ended December 31, 2016.
The Company uses a more-likely-than-not threshold for recognition and derecognition of tax positions taken or to be taken in a tax return. The Company has assessed its tax positions for all open tax years beginning with December 31, 2015 and concluded that there were no uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes.
The tax characteristic of $1.44 distributions per common share declared during 2018 was $1.43 ordinary income and $0.01 return of capital. Of the $1.43 of ordinary income, $0.02 represents qualified dividend and $1.41 represents the amount of the ordinary dividend that may be eligible for the 20% deduction applicable to qualified REIT dividends under Internal Revenue Code Section 199A. The tax characteristics of $216.03 per preferred share declared during 2018 was all ordinary income. Of the $216.03 of ordinary income, $2.28 represents qualified dividend and $213.75 represents the amount of the ordinary dividend that may be eligible for the 20% deduction applicable to qualified REIT dividends under Section 199A. The tax characteristics of the $1.80 distributions per common share declared during 2017 was $1.07 ordinary income and $0.73 return of capital.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The Company utilizes the TRS to reduce the impact of the prohibited transaction tax and to avoid penalty for the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests. Any income associated with a TRS is fully taxable because the TRS is subject to federal and state income taxes as a domestic C corporation based upon its net income.
Enacted on December 22, 2017, the recently passed Tax Cuts and Jobs Act ("TCJA") made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. Pursuant to this legislation, as of January 1, 2018, (1) the federal income tax rate applicable to corporations is reduced to 21%, (2) the highest marginal individual income tax rate is reduced to 37% (through taxable years ending in 2025), (3) the corporate alternative minimum tax is repealed, and (4) the backup withholding rate for U.S. stockholders is reduced to 24%. Generally, under the new interest expense limitation rules, the Company's business interest expense deduction cannot exceed the sum of business interest income, 30% of adjusted taxable income (cannot be less than zero), and any floor plan financing interest expense for the taxable year. The Company completed its assessment of the income tax provisions of the sections of the TCJA that were effective for the year ended December 31, 2018, and there were no material amounts recorded.
Derivatives and Hedging Activities
In the normal course of business, the Company is exposed to the effect of interest rate changes and may undertake a strategy to limit these risks through the use of derivatives.  The Company uses derivatives primarily to economically hedge against interest rates, CMBS spreads and macro market risk in order to minimize volatility.  The Company may use a variety of derivative instruments that are considered conventional, including but not limited to: Treasury note futures and credit derivatives on various indices including CMBX and CDX.
The Company recognizes all derivatives on the consolidated balance sheets at fair value.  The Company does not designate derivatives as hedges to qualify for hedge accounting for financial reporting purposes and therefore any net payments under, or fluctuations in the fair value of these derivatives have been recognized currently in unrealized gain/(loss) on derivative instruments in the accompanying consolidated statements of operations. The Company records derivative asset and liability positions on a gross basis with any collateral posted with or received from counterparties recorded separately within Restricted cash on the Company’s consolidated balance sheets. Certain derivatives that the Company has entered into are subject to master netting agreements with its counterparties, allowing for netting of the same transaction, in the same currency, on the same date.
Per Share Data
The Company’s Series A redeemable convertible preferred stock (the "Preferred Stock") is considered a participating security. As such, the Company is required to include the Preferred Stock in the calculation of basic earnings per share and calculate basic earnings per share using the two-class method. The Company’s dilutive earnings per share calculation is computed using the more dilutive result of the treasury stock method, assuming the participating security is a potential common share, or the two-class method, assuming the participating security is not converted. The Company calculates basic earnings per share by dividing net income applicable to common stock for the period by the weighted-average number of shares of common stock outstanding for that period. Diluted earnings per share reflects the potential dilution that could occur from shares outstanding if potential shares of common stock with a dilutive effect have been issued in connection with the restricted stock plan or upon conversion of the outstanding shares of the Company’s Preferred Stock, except when doing so would be anti-dilutive.
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

•	The commercial Conduit business in the Company's TRS, which is focused on originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market.
See Note 14 - Segment Reporting for further information regarding the Company's segments.
Redeemable Convertible Preferred Stock
The Company’s Preferred Stock is classified outside of permanent equity in the consolidated balance sheets. Subject to certain conditions, the Preferred Stock is redeemable at the option of the holder of Preferred Stock, outside of the control of the Company. As set forth in the Articles Supplementary (the “Articles Supplementary”) to the Company’s Articles of Amendment and Restatement, the Preferred Stock is redeemable for shares of the Company's common stock, $0.01 par value per share (the

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

"Common Stock") at the option of the shareholder upon a change of control (as defined in the Articles Supplementary) or after the sixth anniversary of the date of issuance. A change in control of the Company occurs if any person acquires more than 50% of the total economic interests or voting power of all securities of the Company, other than in a liquidity event.
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
Immediately prior to a “Liquidity Event,” each outstanding share of Preferred Stock shall convert (the “Mandatory Conversion”) into 299.2 shares of Common Stock, subject to anti-dilution adjustments (the “Conversion Rate”). A “Liquidity Event” is defined as (i) the listing of the Common Stock on a national securities exchange or quotation on an electronic inter-dealer quotation system; (ii) a merger or business combination involving the Company pursuant to which outstanding shares Common Stock are exchanged for securities of another company which are listed on a national securities exchange or quoted on an electronic inter-dealer quotation system; or (iii) any other transaction or series of transaction that results in all shares of Common Stock being transferred or exchange for cash or securities which are listed on a national securities exchange or quoted on an electronic inter-dealer quotation system. If there has not been a Liquidity Event within six years from the initial issuance of the Preferred Stock, each holder of Preferred Stock shall have the right to convert all, but not less than all, of the Preferred Stock held by such holder into Common Stock at the Conversion Rate. Each holder also has the option to convert its shares of Preferred Stock into Common Stock upon a change in control (as defined in the Articles Supplementary) of the Company. In addition, neither the Company nor a holder of shares of Preferred Stock may redeem shares of the Preferred Stock until six years from the initial issuance of the Preferred Stock, except in cases of a change in control (as defined in the Articles Supplementary).
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
In August 2016, the FASB issued 2016, the FASB issued ASU 2016-15, "Statement of cash flows (Topic 230): Classification of certain cash receipts and cash payments," or ASU 2016-15. The ASU 2016-15 guidance amends how certain transactions should be classified and presented in the statement of cash flows as either operating, investing or financing activities. Among other things, the update provides specific guidance on where to classify debt prepayment and extinguishment costs, payments for contingent consideration made after a business combination and distributions received from equity method investments. The Company adopted this guidance on January 1, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, "Statement of cash flows (Topic 230): Restricted Cash" or ASU 2016-18. The amendment requires restricted cash to be included in the beginning-of-period and end-of-period total cash amounts. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash in the statement of cash flows. The Company adopted this guidance on January 1, 2018. The adoption included retrospectively adjusting the 2017 and 2016 consolidated statements of cash flows to include restricted cash to beginning of the period and end of period cash and cash equivalents. Additionally, net cash (used in)/provided by financing activities was adjusted to include changes in restricted cash.  The adoption did not have a material impact on our consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326),” ("ASU 2016-13"). ASU 2016-13 changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. The amendments become effective for reporting periods beginning after December 15, 2019. The amendments may be adopted early for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of this new guidance.
In February 2018, the FASB issued ASU 2018-02 “Income Statement - Reporting Comprehensive Income” (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02") guidance that allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 from accumulated other comprehensive income into retained earnings. The amendments become effective for reporting periods beginning after December 15, 2018, and early adoption is permitted. The effect from adoption of this guidance is not expected to be material.
In June 2018, the FASB issued ASU 2018-07 “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” ("ASU 2018-07"). ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance is intended to align the accounting for such payments to nonemployees with the existing requirements for share-based payments granted to employees. The amendments become effective for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of this new guidance.
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"). The guidance provides amendments to the fair value measurement disclosure requirements of ASC 820. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. The Company is currently evaluating the impact of this new guidance.

.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans, held-for-investment, carrying values by class (dollars in thousands):

	December 31, 2018	December 31, 2017
Senior loans	$2,198,555	$1,368,425
Mezzanine loans	13,111	35,087
Total gross carrying value of loans	2,211,666	1,403,512
Less: Allowance for loan losses	4,836	1,466
Total commercial mortgage loans, held-for-investment, net	$2,206,830	$1,402,046
The following table presents the activity in the Company's allowance for loan losses (dollars in thousands):

	Year Ended December 31,
	2018	2017
Beginning of period	$1,466	$2,181
Loan loss provision/(recovery) (1)	3,370	(715)
Charge-offs	—	—
Recoveries	—	—
Ending allowance for loan losses	$4,836	$1,466
(1) Includes $4.1 million loan loss provision specifically reserved on one loan in non-performing status as of December 31, 2018.
As of December 31, 2018 and 2017, the Company's total commercial mortgage loan portfolio, excluding commercial mortgage loans accounted for under the fair value option, was comprised of 100 and 69 loans, respectively.
The following table represents the composition by loan type of the Company's commercial mortgage loans portfolio, excluding commercial mortgage loans, held-for-sale, measured at fair value (dollars in thousands).

	December 31, 2018		December 31, 2017
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$1,001,540	45.2%	$505,189	35.9%
Office	357,819	16.1%	455,698	32.4%
Retail	262,622	11.8%	209,598	14.9%
Hospitality	347,080	15.6%	184,025	13.1%
Industrial	65,871	3.0%	53,208	3.7%
Mixed-Use	120,647	5.4%	—	—%
Self-Storage	49,957	2.2%	—	—%
Land	16,400	0.7%	—	—%
Total	$2,221,936	100.0%	$1,407,718	100.0%

As of December 31, 2018 and 2017, the Company's total commercial mortgage loans, held-for-sale, measured at fair value comprised of 7 and 3 loans, respectively.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following table represents the composition by loan type of the Company's commercial mortgage loans, held-for-sale, measured at fair value (dollars in thousands).

	December 31, 2018		December 31, 2017
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$34,000	44.1%	$28,531	100.0%
Hospitality	27,800	36.1%	—	—%
Office	15,300	19.8%	—	—%
Total	$77,100	100.0%	$28,531	100.0%

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
All commercial mortgage loans, excluding loans classified as commercial mortgage loans, held-for-sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2.0. As of December 31, 2018 and 2017, the weighted average risk ratings of loans were 2.1 and 2.2, respectively.
The following table represents the allocation by risk rating for the Company's commercial mortgage loans, excluding loans classified as commercial mortgage loans, held-for-sale, measured at fair value:

December 31, 2018			December 31, 2017
Risk	Number	Par	Risk	Number	Par
Rating	of Loans	Value	Rating	of Loans	Value
1	2	$23,250	1	2	25,820
2	87	1,965,186	2	54	1,171,125
3	9	202,400	3	13	210,773
4	1	14,300	4	—	—
5	1	16,800	5	—	—
	100	$2,221,936		69	$1,407,718

As of December 31, 2018, the Company had one loan with an unpaid principal balance of $16.8 million and fair value of $12.0 million in non-performing status. For the year ended December 31, 2018, the Company has applied $1.0 million of interest received on this loan as a reduction to the unpaid principal balance. During the year ended December 31, 2018, the Company recorded $4.1 million of asset-specific reserve included in loan loss provision/(recovery) on the consolidated statement of operations. The Company also had one loan with a principal balance of $14.3 million that had interest past due for greater than 90 days as of December 31, 2018. The Company continued to accrue interest income on this loan as the loan was

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

well secured, including cash reserves that were sufficient to cover interest due. As of December 31, 2017, the Company did not have any loans that were past due on their payments, in non-accrual status or impaired.
For the year ended December 31, 2018 and 2017, the activity in the Company's commercial mortgage loans, held-for-investment portfolio was as follows (dollars in thousands):

	Year Ended December 31,
	2018	2017
Balance at Beginning of Year	$1,402,046	$1,046,556
Acquisitions and originations	1,608,512	837,861
Principal repayments	(778,520)	(381,933)
Discount accretion and premium amortization	4,648	2,554
Loans transferred to commercial real estate loans, held-for-sale	(16,750)	(100,005)
Net fees capitalized into carrying value of loans	(9,736)	(3,702)
Loan loss recovery/(provision)	(3,370)	715
Balance at End of Year	$2,206,830	$1,402,046

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 4 - Real Estate Securities
The following is a summary of the Company's real estate securities, CMBS (dollars in thousands):

		Weighted Average
	Number of Investments	Interest Rate	Maturity	Par Value	Fair Value
December 31, 2018	2	5.0%	December 2023	$26,750	$26,412
December 31, 2017	—	—%	N/A	$—	—
The Company classified its CMBS investments as available-for-sale as of December 31, 2018 and 2017. These investments are reported at fair value in the consolidated balance sheet with changes in fair value recorded in accumulated other comprehensive income (loss).
The following table shows the amortized cost, unrealized gains/losses and fair value of the Company's CMBS investments (dollars in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2018	$26,871	$—	$(459)	$26,412
December 31, 2017	$—	$—	$—	$—

As of December 31, 2018 the Company held two CMBS positions with an aggregate carrying value of $26.9 million and an unrealized loss of $0.5 million, of which no position had an unrealized loss for a period greater than twelve months. As of December 31, 2017, the Company held no CMBS positions.
For the year ended December 31, 2018, and December 31, 2017, the Company has recognized a loss of approximately $0.1 million, and a gain of $0.2 million from the CMBS positions respectively, recorded within realized (gain) loss on sale of real estate securities in the consolidated statement of operations.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following table provides information on the amounts of gains (losses) on the Company's real estate securities, CMBS, available-for-sale (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Unrealized gain/(loss) available-for-sale securities	$(459)	$19	$329
Reclassification of net (gain)/loss on available-for-sale securities included in net income (loss)	—	481	1,425
Unrealized gain/(loss) available-for-sale securities, net of reclassification adjustment	$(459)	$500	$1,754
The amounts reclassified for net (gain) loss on available-for-sale securities are included in the realized (gain) loss on sale of real estate securities in the Company's consolidated statements of operations. The Company's unrealized gain/(loss) on available-for-sale securities is net of tax. Due to the Company's designation as a REIT, there was no tax impact on unrealized gain (loss) on available-for-sale securities.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 5 - Debt
Repurchase Agreements - Commercial Mortgage Loans
The Company entered into repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), Goldman Sachs Bank USA (the "GS Repo Facility"), U.S Bank National Association (the "USB Repo Facility"), Barclays Bank PLC (the "Barclays Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, GS Repo Facility, USB Repo Facility, WF Repo Facility, Barclays Facility, the "Repo Facilities").
The Repo Facilities are financing sources through which the Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 65% to 80% of the principal amount of the mortgage loan being pledged.
The details of the Company's Repo Facilities at December 31, 2018 and December 31, 2017 are as follows (dollars in thousands):

As of December 31, 2018				Ending Weighted Average Interest Rate	Initial Term Maturity
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)
JPM Repo Facility (2)	$520,000	$72,906	$7,838	4.55%	1/30/2020
GS Repo Facility (3)	—	—	470	N/A	12/27/2018
USB Repo Facility (4)	100,000	—	594	4.71%	6/15/2020
CS Repo Facility (5)	300,000	76,534	6,594	4.69%	6/19/2019
WF Repo Facility (6)	175,000	—	86	4.71%	11/21/2020
Barclays Facility (7)	100,000	—	1,445	6.24%	9/19/2019
Total	$1,195,000	$149,440	$17,027
__________________________
(1) For the year ended December 31, 2018. Includes amortization of deferred financing costs.
(2) On January 30, 2018 the committed financing amount was upsized from $300 million to $520 million and the maturity date was amended to January 30, 2020. Includes a one-year extension at the Company's option.
(3) Matured on December 27, 2018. Committed balance was $250 million prior to maturity.
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
(6) Includes three one-year extensions at the Company’s option, which may be exercised upon the satisfaction of certain conditions.
(7) On July 30, 2018, the committed financing amount was upsized from $75 million to $100 million. Includes a one-year extension at the Company's option.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

As of December 31, 2017				Ending Weighted Average Interest Rate	Initial Term Maturity
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)
JPM Repo Facility (2)	$300,000	$42,042	$8,453	3.77%	6/12/2019
GS Repo Facility (3)	250,000	13,500	4,573	3.83%	12/27/2018
USB Repo Facility (4)	100,000	—	303	N/A	6/15/2020
CS Repo Facility (5)	250,000	10,148	577	3.99%	8/30/2018
Barclays Facility (6)	75,000	—	236	N/A	9/19/2019
Total	$975,000	$65,690	$14,142
_______________________
(1) For the year ended December 31, 2017. Includes amortization of deferred financing costs.
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
The Company expects to use the advances from the Repo Facilities to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participation interests therein.
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of December 31, 2018 and December 31, 2017, the Company is in compliance with all debt covenants.
Other financing and loan participation - Commercial Mortgage Loans
The Company entered into a financing arrangement with Pacific Western Bank for term financing (“PWB Financing”) on May 17, 2017. The PWB Financing provided the Company with $36.2 million and was collateralized by a portfolio asset of $54.2 million. The PWB Financing accrued interest at per annum rates equal to the sum of (i) the applicable LIBOR index rate plus (ii) a margin of 4.0%. The PWB Financing had a maturity date of June 9, 2019. The Company paid off the outstanding balance in June 2018. As of December 31, 2017, the Company had $26.2 million of outstanding principal under the PWB Financing. The Company incurred $1.2 million and $1.2 million of interest expense on the PWB Financing for the year ended December 31, 2018 and December 31, 2017, including amortization of deferred financing costs, respectively.
On December 11, 2018, the Company transferred $10.0 million of its interest in a term loan to City National Bank ("City National Financing") via a participation agreement. As of December 31, 2018, the City National Financing accrued interest at an annual rate of 4.5%. The Company incurred $0.03 million of interest expense on the City National Financing for the year ended December 31, 2018.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Below is a summary of the Company's MRAs as of December 31, 2018 and 2017 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of December 31, 2018
JP Morgan Securities LLC	$21,961	$27	$26,750	3.67%	18
Wells Fargo Securities, LLC	22,578	47	28,223	3.93%	11
Total	$44,539	$74	$54,973	3.80%	14.5

As of December 31, 2017
JP Morgan Securities LLC	$39,035	$11	$56,044	3.32%	26
Total/Weighted Average	$39,035	$11	$56,044	3.32%	26
________________________
1 Includes $28.2 million and $56.0 million of CLO notes, held by the Company, which is eliminated within the Real estate securities, at fair value line of the consolidated balance sheets as of as of December 31, 2018 and December 31, 2017, respectively.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Collateralized Loan Obligation
On February 15, 2018, the Company called all of the outstanding notes issued by RFT 2015-FL1 Issuer, a wholly owned indirect subsidiary of the Company. The outstanding principal of the notes on the date of the call was $145.0 million. The Company recognized all the remaining unamortized deferred financing costs of $6.4 million within the Interest expense line of the consolidated statements of operations, which was a non-cash charge.
As of December 31, 2018 and December 31, 2017 the notes issued by BSPRT 2017-FL1 Issuer, a wholly owned indirect subsidiary of the Company, are collateralized by interests in a pool of 15 and 25 mortgage assets having a total principal balance of $216.0 million and $418.1 million, respectively (the “2017-FL1 Mortgage Assets”). The sale of the 2017-FL1 Mortgage Assets to BSPRT 2017-FL1 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of June 29, 2017, between the Company and BSPRT 2017-FL1 Issuer.
As of December 31, 2018 and December 31, 2017 the notes issued by BSPRT 2017-FL2 Issuer, a wholly owned indirect subsidiary of the Company, are collateralized by interests in a pool of 12 and 20 mortgage assets having a total principal balance of $244.6 million and $440.7 million, respectively (the “2017-FL2 Mortgage Assets”). The sale of the 2017-FL2 Mortgage Assets to BSPRT 2017-FL2 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of November 29, 2017, between the Company and BSPRT 2017-FL2 Issuer.
On April 5, 2018, BSPRT 2018-FL3 Issuer, Ltd. (the “Issuer”) and BSPRT 2018-FL3 Co-Issuer, LLC (the “Co-Issuer”), both wholly owned indirect subsidiaries of the Company, collateralized by interests in a pool of 41 mortgage assets having a principal balance of $609.3 million (the "2018-FL3 Mortgage Assets") entered into an indenture with the OP, as advancing agent, U.S. Bank National Association as note administrator and U.S. Bank National Association as trustee, which governs the issuance of approximately $546.0 million principal balance secured floating rate notes (the “Notes”), of which $488.0 million were purchased by third party investors and $58.0 million purchased by a wholly owned subsidiary of the OP. In addition, concurrently with the issuance of the Notes, the Issuer also issued 64,050,000 Preferred Shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “Preferred Shares”), which were not offered as part of closing the indenture. For U.S. federal income tax purposes, the Issuer and Co-Issuer are disregarded entities.
On October 12, 2018, BSPRT 2018-FL4 Issuer, Ltd. (the “CLO Issuer”) and BSPRT 2018-FL4 Co-Issuer, LLC (the “Co-CLO Issuer”), both wholly owned indirect subsidiaries of the Company, collateralized by interests in a pool of 41 mortgage assets having a principal balance of $859.3 million (the "2018-FL4 Mortgage Assets") entered into an indenture with the OP, as advancing agent, U.S. Bank National Association as note administrator and U.S. Bank National Association as trustee, which governs the issuance of approximately $770.7 million principal balance secured floating rate notes (the “CLO Notes”), of which $673.0 million were purchased by third party investors and $97.7 million purchased by a wholly owned subsidiary of the OP. In addition, concurrently with the issuance of the CLO Notes, the CLO Issuer also issued 97,694,546 Preferred Shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “CLO Preferred Shares”), which were not offered as part of closing the indenture. For U.S. federal income tax purposes, the CLO Issuer and Co-CLO Issuer are disregarded entities.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The Company, through its wholly-owned subsidiaries, holds the preferred equity tranches of all four of the above CLOs of approximately $288.8 million. The following table represents the terms of the notes issued by the 2015-FL1 Issuer, 2017-FL1 Issuer, 2017-FL2 Issuer, 2018-FL3 Issuer and 2018-FL4 Issuer (the "CLOs), respectively (dollars in thousands):

CLO Facility	As of December 31, 2018	Par Value Issued	Par Value Outstanding (1)	Interest Rate	Maturity Date
2017-FL1 Issuer	Tranche A	$223,600	$48,557	1M LIBOR + 135	6/15/2027
2017-FL1 Issuer	Tranche B	48,000	48,000	1M LIBOR + 240	6/15/2027
2017-FL1 Issuer	Tranche C	67,900	67,900	1M LIBOR + 425	6/15/2027
2017-FL2 Issuer	Tranche A	237,970	76,785	1M LIBOR + 82	10/15/2034
2017-FL2 Issuer	Tranche A-S	36,357	36,357	1M LIBOR + 110	10/15/2034
2017-FL2 Issuer	Tranche B	26,441	26,441	1M LIBOR + 140	10/15/2034
2017-FL2 Issuer	Tranche C	25,339	25,339	1M LIBOR + 215	10/15/2034
2017-FL2 Issuer	Tranche D	35,255	35,255	1M LIBOR + 345	10/15/2034
2018-FL3 Issuer	Tranche A	286,700	286,700	1M LIBOR + 105	3/15/2028
2018-FL3 Issuer	Tranche A-S	77,775	77,775	1M LIBOR + 135	3/15/2028
2018-FL3 Issuer	Tranche B	41,175	41,175	1M LIBOR + 165	3/15/2028
2018-FL3 Issuer	Tranche C	39,650	39,650	1M LIBOR + 255	3/15/2028
2018-FL3 Issuer	Tranche D	42,700	42,700	1M LIBOR + 345	3/15/2028
2018-FL4 Issuer	Tranche A	416,827	416,827	1M LIBOR + 105	9/15/2035
2018-FL4 Issuer	Tranche A-S	73,813	73,813	1M LIBOR + 130	9/15/2035
2018-FL4 Issuer	Tranche B	56,446	56,446	1M LIBOR + 160	9/15/2035
2018-FL4 Issuer	Tranche C	68,385	68,385	1M LIBOR + 210	9/15/2035
2018-FL4 Issuer	Tranche D	57,531	57,531	1M LIBOR + 275	9/15/2035
		$1,861,864	$1,525,636

CLO Facility	As of December 31, 2017	Par Value Issued	Par Value Outstanding (1)	Interest Rate	Maturity Date
2015-FL1 Issuer	Tranche A	$231,345	$79,109	1M LIBOR + 175	8/1/2030
2015-FL1 Issuer	Tranche B	42,841	42,841	1M LIBOR + 388	8/1/2030
2015-FL1 Issuer	Tranche C	76,044	20,000	1M LIBOR + 525	8/1/2030
2017-FL1 Issuer	Tranche A	223,600	223,600	1M LIBOR + 135	7/1/2027
2017-FL1 Issuer	Tranche B	48,000	48,000	1M LIBOR + 240	7/1/2027
2017-FL1 Issuer	Tranche C	67,900	67,900	1M LIBOR + 425	7/1/2027
2017-FL2 Issuer	Tranche A	237,970	237,970	1M LIBOR + 82	10/15/2034
2017-FL2 Issuer	Tranche A-S	36,357	36,357	1M LIBOR + 110	10/15/2034
2017-FL2 Issuer	Tranche B	26,441	26,441	1M LIBOR + 140	10/15/2034
2017-FL2 Issuer	Tranche C	25,339	25,339	1M LIBOR + 215	10/15/2034
2017-FL2 Issuer	Tranche D	35,255	35,255	1M LIBOR + 345	10/15/2034
		$1,051,092	$842,812
________________________
(1) Excludes $186.5 million and $86.7 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of December 31, 2018 and December 31, 2017.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The below table reflects the total assets and liabilities of the Company's four CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of December 31, 2018 and December 31, 2017 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE.

Assets (dollars in thousands)	December 31, 2018	December 31, 2017
Cash (1)	$74,157	$49,017
Commercial mortgage loans, held for investment, net (2)	1,921,428	1,033,427
Accrued interest receivable	6,353	4,212
Total Assets	$2,001,938	$1,086,656

Liabilities
Notes payable (3)(4)	$1,712,129	$912,800
Accrued interest payable	3,163	1,462
Total Liabilities	$1,715,292	$914,262
________________________
(1) Includes $73.7 million and $48.7 million of cash held by the servicer related to CLO loan payoffs as of December 31, 2018 and December 31, 2017.
(2) The balance is presented net of allowance for loan loss of $0.6 million and $1.3 million as of December 31, 2018 and December 31, 2017, respectively.
(3) Includes $186.5 million and $86.7 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of December 31, 2018 and December 31, 2017.
(4) The balance is presented net of deferred financing cost and discount of $20.4 million and $16.9 million as of December 31, 2018 and December 31, 2017, respectively.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 6 - Net Income Per Share
The Company uses the two-class method in calculating basic and diluted EPS, however the Company did not have any undistributed earnings in the periods presented, which is required in the two-class presentation method. The below table represents the Company's earnings per share and distribution per share for the years ended December 31, 2018, 2017 and 2016, respectively (dollars in thousands, except share amounts):

	Year Ended December 31,
	2018	2017	2016
Net income	$52,825	$33,779	$29,990
Less: Preferred stock dividends	(3,644)	—	—
Less: Preferred stock undistributed income	—	—	—
Net income applicable to common stock	$49,181	$33,779	$29,990
Basic weighted average shares outstanding	34,268,707	31,772,231	31,659,274
Basic net income per share	$1.44	$1.06	$0.95

Net income	$52,825	$33,779	$29,990
Basic weighted average shares outstanding	34,268,707	31,772,231	31,659,274
Unvested restricted shares	14,229	12,658	7,230
Conversion of redeemable convertible preferred stock	2,496,799	—	—
Diluted weighted average shares outstanding	36,779,735	31,784,889	31,666,504
Diluted net income per share	$1.44	$1.06	$0.95
Note 7 - Stock Transactions
As of December 31, 2018 and 2017, the Company had 39,303,710 and 31,834,072 shares of common stock outstanding, respectively, including shares issued pursuant to the DRIP, share repurchases and unvested restricted shares. As of December 31, 2018 and 2017, the Company had 29,249 shares and no shares outstanding, respectively, of Preferred Stock.
Private Placements
Since February 2018 the Company has been conducting offerings of its common stock and Series A preferred stock in offerings exempt from the registration requirements of the Securities Act. The following table summarizes the sales of common stock in these offerings (dollars in thousands, except share amounts):

	Total
As of December 31, 2018	Shares Issued	Proceeds
June 2018	834,537	$13,723
July 2018	1,669,074	27,446
August 2018	3,370,362	55,421
September 2018	14,962	250
October 2018	89,767	1,500
November 2018	206,463	3,450
December 2018	1,349,193	22,545
Total	7,534,358	$124,335

As of December 31, 2018, the Company did not have any outstanding binding purchase commitments for common stock.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following table summarizes the sales of Series A preferred stock in these offerings (dollars in thousands, except share amounts):

	Total
As of December 31, 2018	Shares Issued	Proceeds
June 2018	2,256	$11,280
July 2018	4,498	22,490
August 2018	9,083	45,415
September 2018	3,378	16,890
December 2018	10,034	50,170
Total	29,249	$146,245
As of December 31, 2018, the Company did not have any outstanding binding purchase commitments for Preferred Stock.

The following table presents the activity in the Company's Series A preferred stock (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2017	—	$—
Issuance of preferred stock	29,249	146,245
Offering costs	—	(510)
Amortization of offering costs	—	51
Balance, December 31, 2018	29,249	$145,786

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
For the year ended December 31, 2018 and 2017, the Company declared daily common stock distributions equivalent to $1.44 per annum per share and $1.80 per annum per share, respectively. As of December 31, 2018, and 2017, the Company had declared but unpaid common stock distributions of $4.7 million and $3.9 million, respectively. Additionally, as of December 31, 2018, the Company had declared but unpaid Series A preferred stock distributions of $1.1 million. These amounts are included in Distributions payable on the Company’s audited consolidated balance sheets.
The Company's distributions are payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distributions payments are not assured. The Company distributed $48.5 million during the year ended December 31, 2018, comprised of $34.5 million in cash and $14.0 million in shares of common stock issued under the DRIP. The Company distributed $58.9 million during the year ended December 31, 2017, comprised of $38.8 million in cash and $20.1 million in shares of common stock issued under the DRIP.
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
December 31, 2018

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
The Company’s most recent estimated per-share NAV is $18.75, as determined by the board of directors, as of September 30, 2018. The Company’s GAAP book value per share as of December 31, 2018 is $18.66.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following table reflects the number of shares repurchased under the SRP cumulatively through December 31, 2018:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2017	2,125	1,991,391	$21.36
January 1 - January 31, 2018(1)	889	421,809	18.56
February 1 - February 28, 2018	—	—	—
March 1 - March 31, 2018	—	—	—
April 1 - April 30, 2018	—	—	—
May 1 - May 31, 2018	—	—	—
June 1 - June 30, 2018	—	—	—
July 1 - July 31, 2018	831	387,214	18.74
August 1 - August 31, 2018	—	—	—
September 1 - September 30, 2018	—	—	—
October 1 - October 31, 2018	—	—	—
November 1 - November 30, 2018	—	—	—
December 1 - December 31, 2018	—	—	—
Cumulative as of December 31, 2018	3,845	2,800,414	$20.65
_______________________
(1) Reflects shares repurchased in January 2018 pursuant to repurchase requests submitted for the fiscal semester ended December 31, 2017. As permitted under the SRP, the Board authorized repurchases up to the amount of proceeds reinvested through our DRIP. As a result, redemption requests in the amount of 185,689 shares were not fulfilled.

Note 8 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of December 31, 2018 and 2017, the Company had the below unfunded commitments to the Company's borrowers.

Funding Expiration	December 31, 2018	December 31, 2017
2018	—	36,475
2019	34,667	26,465
2020	176,760	20,598
2021	106,940	—
2022	—	—
2023	—	—
2024 and beyond	—	—
	$318,367	$83,538
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
December 31, 2018

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
Until September 29, 2016, the Former Advisor served as the Company's advisor.
The table below shows the compensation and reimbursement payable to the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager for services relating to the Company's public offering as of December 31, 2018 and 2017 (dollars in thousands):

	Payable as of
	December 31, 2018	December 31, 2017
Total compensation and reimbursement for services provided by the Former Advisor, its affiliates, entities under common control with the Former Advisor and the Former Dealer Manager	$—	$480
The payables as of December 31, 2018 and 2017 in the table above are included in Due to affiliates on the Company's consolidated balance sheets. The fees incurred are recorded within the Additional paid in capital line in the consolidated balance sheets.
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the years ended December 31, 2018, 2017 and 2016 and the associated payable as of December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,			Payable as of December 31,
	2018	2017	2016	2018	2017
Acquisition fees and acquisition expenses (1)	$452	$4,197	$806	$1	$—
Administrative services expenses	13,446	6,765	4,376	1,224	3,480
Asset management and subordinated performance fee	10,299	9,273	9,504	1,072	2,315
Other related party expenses(2)	1,259	394	90	932	146
Total related party fees and reimbursements	$25,456	$20,629	$14,776	$3,229	$5,941
________________________

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

(1) Total acquisition fees and expenses paid during the years ended December 31, 2018 and 2017 were $8.1 million and $10.2 million respectively, of which $7.6 million and $6.0 million were capitalized within the commercial mortgage loans, held for investment line of the consolidated balance sheets for years ended December 31, 2018 and 2017.
(2) These are primarily related to reimbursable costs incurred related to the increase in loan origination activities. These amounts are included in Other expenses in the Company's consolidated statements of operations.
The payables as of December 31, 2018 and 2017 in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
Purchases of Common Stock and Preferred Stock
Refer to Note 7 - Stock Transactions for a description of the Company’s private placements. Officers of the Company and other employees of the Advisor and its affiliates (“Manager Investors”) have acquired common stock and Series A preferred stock in these private placements on substantially the same terms applying to purchases by third party accredited investors unaffiliated with the Company or the Advisor. As of December 31, 2018, the Manager Investors have acquired in these private placements 2,012,959 shares of common stock for an aggregate purchase price of $33.6 million and 115 shares of Series A preferred stock for an aggregate purchase price (which includes accrued dividends) of $0.6 million. As of December 31, 2018, there were no remaining Manager Investors commitments for common stock and no remaining Manager Investors commitments for Preferred Stock.
Other Transactions
On February 22, 2018, the Company purchased commercial mortgage loans, held-for-sale from an entity that is an affiliate of our Advisor, for an aggregate purchase price of $27.8 million. The purchase of the commercial mortgage loans and the $27.8 million purchase price were approved by the Company’s board of directors. On April 18, 2018, the Company sold $23.3 million of these commercial mortgage loans into a CMBS securitization. The remaining $4.5 million of these commercial mortgage loans are recorded in commercial mortgage loans, held-for-sale, measured at fair value on the consolidated balance sheet as of December 31, 2018.
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
As of December 31, 2018, the Company had granted 31,970 restricted shares to its independent directors, of which 5,333 were forfeited and 12,935 have vested, leaving a balance of 13,702 unvested restricted shares. As of December 31, 2017, the Company had granted 21,398 restricted shares to its independent directors, of which 5,333 were forfeited and 4,683 have vested, leaving a balance of 11,382 unvested restricted shares. The compensation expense associated with the restricted share

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

grants was $157 thousand, $97 thousand and $44 thousand, for the years ended December 31, 2018, 2017 and 2016, respectively and are included within Other expenses line on the consolidated statements of operations.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
CMBS, recorded in real estate securities, held-for-sale, measured at fair value on the consolidated balance sheet as of December 31, 2018, are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, and recent trades of similar real estate securities. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of December 31, 2018 the Company obtained broker quotes for determining the fair value of each CMBS investment. As the broker quotes were both limited and non-binding, the Company has classified the CMBS as Level III. As of December 31, 2017, the Company had no CMBS.
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
December 31, 2018

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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no transfers between levels within fair value hierarchy during the year ended December 31, 2018.

The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of December 31, 2018 and 2017 (dollars in thousands):

	Total	Level I	Level II	Level III
December 31, 2018
Real estate securities	$26,412	$—	$—	$26,412
Commercial mortgage loans, held-for-sale, measured at fair value	76,863	—	—	76,863
Credit default swaps	640	—	640	—
Interest rate swaps	206	—	206	—
Total assets, at fair value	$104,121	$—	$846	$103,275

Liabilities, at fair value
Interest rate swaps	$256	$—	$256	$—
Treasury note futures	1,063	1,063		—
Total liabilities, at fair value	$1,319	$1,063	$256	$—

December 31, 2017
Commercial mortgage loans, held-for-sale, measured at fair value	$28,531	$—	$—	$28,531
Treasury note futures	132	132	—	—
Total assets, at fair value	$28,663	$132	$—	$28,531

Liabilities, at fair value
Credit default swaps	$357	$—	$357	$—
Total liabilities, at fair value	$357	$—	$357	$—

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. As a result, the unrealized gains and losses for assets and liabilities within the Level III category may include changes in fair value that were attributable to both observable and unobservable inputs. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of December 31, 2018 and December 31, 2017 (dollars in thousands).

Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
December 31, 2018
Commercial mortgage loans, held-for-sale, measured at fair value	$76,863	Discounted Cash Flow	Yield	6.3%	4.7% - 11.3%
Real estate securities, available-for-sale, measured at fair value	26,412	Broker Quotes	Yield	5.5%	4.0% - 6.0%
December 31, 2017
Commercial mortgage loans, held-for-sale, measured at fair value	$28,531	Discounted Cash Flow	Yield	4.93%	4.8% - 5.3%
________________________

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	December 31, 2018
	Commercial Mortgage Loans, held-for-sale, measured at fair value	Real Estate Securities
Beginning balance, January 1, 2018	$28,531	$—
Transfers into Level III	—	—
Total realized and unrealized gains (losses) included in earnings:
Realized gains (losses) on sale of real estate securities	—	(107)
Realized gains (losses) on sale of commercial mortgage loans held-for-sale	11,288	—
Unrealized gains (losses) on commercial mortgage loans held-for-sale	(237)	—
Net accretion	—	(76)
Unrealized gains (losses) included in OCI (1)	—	(459)
Purchases	617,916	39,510
Sales / paydowns	(580,635)	(12,456)
Cash repayments/receipts	—	—
Transfers out of Level III	—	—
December 31, 2018 balance	$76,863	$26,412

	December 31, 2017
	Commercial Mortgage Loans, held-for-sale, measured at fair value	Real Estate Securities
Beginning balance, January 1, 2017	$—	$49,049
Transfers into Level III	—	—
Total realized and unrealized gains (losses) included in earnings:
Realized gains (losses) on sale of real estate securities	—	172
Realized gain on sale of commercial mortgage loan held-for-sale	4,523	—
Net accretion	—	167
Unrealized gains (losses) included in OCI (1)	—	500
Purchases	156,101	—
Sales / paydown	(132,093)	(34,888)
Cash repayments/receipts	—	(15,000)
Transfers out of Level III	—	—
December 31, 2017 balance	$28,531	$—
________________________
(1) Unrealized gains included in Other comprehensive income ("OCI") are attributable to assets held at December 31, 2018 and December 31, 2017.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

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

Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans, held-for-investment and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of December 31, 2018 and 2017 (dollars in thousands):

		Level	Carrying Amount	Fair Value
December 31, 2018
Commercial mortgage loans, held-for-investment (1)	Asset	III	$2,211,666	$2,213,650
Collateralized loan obligation	Liability	III	1,505,279	1,518,127
Other financing and loan participation - commercial mortgage loans	Liability	III	9,902	9,902
December 31, 2017
Commercial mortgage loans, held-for-investment (1)	Asset	III	$1,403,512	$1,396,406
Collateralized loan obligation	Liability	II	826,150	842,812
________________________
(1) The carrying value is gross of $4.8 million and $1.5 million of allowance for loan losses as of December 31, 2018 and December 31, 2017, respectively.
The fair value of the commercial mortgage loans, held-for-investment is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The Company estimates the fair value of the collateralized loan obligations using external broker quotes. The fair value of the other financing and loan participation-commercial mortgage loans is generally estimated using a discounted cash flow analysis. At December 31, 2018, the loan participation was initially recorded at transaction proceeds, which are considered to be the best initial estimate of fair value.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 12 - Derivative Instruments
The Company uses derivative instruments primarily to manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.

As of December 31, 2018, the net premiums received on derivative instrument assets were $0.8 million.

The following derivative instruments were outstanding as of December 31, 2018 and December 31, 2017(dollars in thousands):

		Fair Value
Contract type	Notional	Assets	Liabilities
As of December 31, 2018
Credit default swaps	$45,000	$640	$—
Interest rate swaps	37,965	206	256
Treasury note futures	49,000	—	1,063
Total	$131,965	$846	$1,319

As of December 31, 2017
Credit default swaps	$30,000	$32	$357
Treasury note futures	43,906	100	—
Total	$73,906	$132	$357

The following table indicates the net realized and unrealized losses on derivatives, by primary underlying risk exposure, as included in loss on derivative instruments in the consolidated statements of operations for year ended December 31, 2018 and December 31, 2017:

	Year Ended December 31, 2018		Year Ended December 31, 2017
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss	Unrealized (Gain)/Loss	Realized (Gain)/Loss
Credit default swaps	$(139)	$(229)	$117	$373
Interest rate swaps	351	136	—	—
Treasury note futures	1,162	(1,734)	(100)	(928)
Total	$1,374	$(1,827)	$17	$(555)

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

Note 13 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's derivative instruments and repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of December 31, 2018 and 2017 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2018
Derivative instruments, at fair value	$846	$—	$846	$—	$—	$846
December 31, 2017
Derivative instruments, at fair value	$132	$—	$132	$—	$—	$132

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged (2)	Net Amount
December 31, 2018
Repurchase agreements, commercial mortgage loans	$149,440	$—	$149,440	$203,846	$5,010	$—
Repurchase agreements, real estate securities	$44,539	$—	$44,539	$54,973	$305	$—
Derivative instruments, at fair value	$1,319	$—	$1,319	$—	$7,232	$—
December 31, 2017
Repurchase agreements, commercial mortgage loans	$65,690	$—	$65,690	$163,235	$5,005	$—
Repurchase agreements, real estate securities (1)	$39,035	$—	$39,035	$56,044	$—	$—
Derivative instruments, at fair value	$357	$—	$357	$—	$2,961	$—
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
December 31, 2018

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

The following table represents the Company's operations by segment for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

December 31, 2018	Total	Real Estate Debt	Real Estate Securities	TRS
Interest income	$152,288	$144,967	$717	$6,604
Interest expense	70,000	65,521	770	3,709
Net income	52,825	50,041	(160)	2,944
Total assets	2,606,078	2,492,440	26,474	87,164
December 31, 2017
Interest income	89,564	87,014	1,351	1,199
Interest expense	32,359	30,407	1,254	698
Net income	33,779	33,184	269	326
Total assets	1,583,661	1,517,021	389	66,251
December 31, 2016
Interest income	79,404	73,884	5,520	—
Interest expense	23,169	20,719	2,450	—
Net income	29,990	29,797	193	—
Total assets	1,248,125	1,198,806	49,319	—
For the purposes of the table above, any expenses not associated with a specific segment have been allocated to the business segments using a percentage derived by using the sum of commercial mortgage loans originated during the year as the denominator and commercial mortgage loans, net and commercial mortgage loans, held-for-sale, measured at fair value as numerator.
Note 15 - Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRS, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRS is not consolidated for U.S. federal income tax purposes, but is instead taxed as a C corporation. For financial reporting purposes, the TRS is consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRS. Total income tax expense for the year ended December 31, 2018 and December 31, 2017 were $0.1 million and $0.2 million, respectively. There was no income tax provision for the year ended December 31, 2016.
The Company uses a more-likely-than-not threshold for recognition and derecognition of tax positions taken or to be taken in a tax return. The Company has assessed its tax positions for all open tax years beginning with December 31, 2015 and concluded that there were no uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes.
Components of the provision for income taxes consist of the following (dollars in thousands):

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

	Years Ended December 31,
	2018	2017	2016
Current expense (benefit)
U.S. Federal	$68	$140	$—
State and local	12	61	—
Total current expense (benefit)	80	201	—
Deferred expense (benefit)
U.S. Federal	$(1)	$18	$—
State and local	—	6	—
Total deferred expense (benefit)	(1)	24	—
Provision for income tax expense (benefit)	$79	$225	$—
The tax characteristic of $1.44 distributions per common share declared during 2018 was $1.43 ordinary income and $0.01 return of capital. Of the $1.43 of ordinary income, $0.02 represents qualified dividend and $1.41 represents the amount of the ordinary dividend that may be eligible for the 20% deduction applicable to qualified REIT dividends under Internal Revenue Code Section 199A. The tax characteristics of $216.03 per preferred share declared during 2018 was all ordinary income. Of the $216.03 of ordinary income, $2.28 represents qualified dividend and $213.75 represents the amount of the ordinary dividend that may be eligible for the 20% deduction applicable to qualified REIT dividends under Section 199A. The tax characteristics of the $1.80 distributions per common share declared during 2017 was $1.07 ordinary income and $0.73 return of capital.
The Company utilizes the TRS to reduce the impact of the prohibited transaction tax and to avoid penalty for the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests. Any income associated with a TRS is fully taxable because the TRS is subject to federal and state income taxes as a domestic C corporation based upon its net income.
Enacted on December 22, 2017, the recently passed Tax Cuts and Jobs Act ("TCJA") made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. Pursuant to this legislation, as of January 1, 2018, (1) the federal income tax rate applicable to corporations is reduced to 21%, (2) the highest marginal individual income tax rate is reduced to 37% (through taxable years ending in 2025), (3) the corporate alternative minimum tax is repealed, and (4) the backup withholding rate for U.S. stockholders is reduced to 24%. Generally, under the new interest expense limitation rules, the Company’s business interest expense deduction cannot exceed the sum of business interest income, 30% of adjusted taxable income (cannot be less than zero), and any floor plan financing interest expense for the taxable year. The Company completed its assessment of the income tax provisions of the sections of the TCJA that were effective for the year ended December 31, 2018, and there were no material amounts recorded.
Note 16 - Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands, except per share data):

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018

	March 31	June 30	September 30	December 31
2018
Net interest income	$10,734	$19,738	$25,823	$25,993
Net income applicable to common stock	$5,296	$12,086	$17,745	$14,054
Net income	$5,296	$12,102	$19,000	$16,427
Basic net income per share	$0.17	$0.38	$0.49	$0.37
Diluted net income per share	$0.17	$0.38	$0.49	$0.37
Basic weighted average shares outstanding	31,670,518	31,762,199	35,468,648	38,088,364
Diluted weighted average shares outstanding	31,684,832	31,820,527	38,942,428	44,504,418
2017
Net interest income	$13,451	$13,126	$13,350	$17,278
Net income applicable to common stock	$6,049	$6,281	$6,975	$14,474
Net income	$6,049	$6,281	$6,975	$14,474
Basic net income per share	$0.19	$0.20	$0.22	$0.46
Diluted net income per share	$0.19	$0.20	$0.22	$0.46
Basic weighted average shares outstanding	31,740,256	31,850,897	31,741,679	34,754,734
Diluted weighted average shares outstanding	31,750,045	31,860,444	31,756,503	31,769,048
2016
Net interest income	$15,523	$14,829	$12,933	$12,950
Net income applicable to common stock	$9,420	$8,860	$5,373	$6,337
Net income	9,420	8,860	5,373	6,337
Basic net income per share	$0.30	$0.28	$0.17	$0.20
Diluted net income per share	$0.30	$0.28	$0.17	$0.20
Basic weighted average shares outstanding	31,548,897	31,802,261	31,516,876	31,659,274
Diluted weighted average shares outstanding	31,555,011	31,807,927	31,523,911	31,666,504
Basic and diluted earnings per share are computed independently based on the weighted-average shares of common stock and restricted shares outstanding for each period. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year.
Note 17 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K.
Private Placements
Subsequent to December 31, 2018, the Company sold an additional $19.4 million of common stock at $16.71 per share and $15.0 million of Series A Preferred Stock at $5,000.00 per share plus accrued dividends to accredited investors.
Advisor Transaction
On February 1, 2019, the Advisor was acquired (the “Transaction”) by Franklin Resources, Inc. and Templeton International, Inc. (collectively, “Franklin Templeton”). The Transaction did not impact the terms of the Advisory Agreement and the Transaction will not result in any changes to the executive officers of the Company or the key personnel of the Advisor providing services to the Company.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2018
(Dollars in thousands)

		Face	Carrying	Interest	Payment	Maturity
Description	Property Type	Amount	Amount	Rate	Terms	Date
Senior 1	Office	$31,250	$31,250	1 month LIBOR + 4.50%	Interest Only	9/9/2019
Senior 2	Retail	9,450	9,450	1 month LIBOR + 4.90%	Interest Only	9/9/2019
Senior 3	Office	38,385	38,354	1 month LIBOR + 5.25%	Interest Only	10/9/2019
Senior 4	Retail	11,684	11,682	1 month LIBOR + 4.50%	Interest Only	2/9/2019
Senior 5	Hospitality	16,800	15,825	1 month LIBOR + 4.90%	Interest Only	10/8/2018(1)
Senior 6	Retail	14,600	14,600	1 month LIBOR + 4.25%	Interest Only	5/9/2019
Senior 7	Office	10,700	10,700	1 month LIBOR + 4.65%	Interest Only	6/9/2019
Senior 8	Industrial	20,216	20,216	1 month LIBOR + 4.25%	Interest Only	7/9/2019
Senior 9	Retail	7,500	7,500	1 month LIBOR + 5.00%	Interest Only	1/9/2019
Senior 10	Industrial	33,655	33,655	1 month LIBOR + 4.00%	Interest Only	11/9/2019
Senior 11	Retail	13,700	13,698	1 month LIBOR + 4.75%	Interest Only	3/9/2019
Senior 12	Retail	28,900	28,895	1 month LIBOR + 4.73%	Interest Only	4/9/2019
Senior 13	Retail	12,953	12,950	1 month LIBOR + 5.00%	Interest Only	4/9/2019
Senior 14	Retail	15,750	15,744	1 month LIBOR + 5.25%	Interest Only	6/9/2019
Senior 15	Multifamily	17,657	17,659	1 month LIBOR + 7.10%	Interest Only	5/9/2019
Senior 16	Hospitality	12,600	12,593	1 month LIBOR + 5.50%	Interest Only	6/9/2019
Senior 17	Hospitality	14,300	14,275	1 month LIBOR + 5.50%	Interest Only	5/9/2020
Senior 18	Retail	23,650	23,614	1 month LIBOR + 5.00%	Interest Only	7/9/2020
Senior 19	Hospitality	14,900	14,890	1 month LIBOR + 6.25%	Interest Only	9/9/2019
Senior 20	Office	12,830	12,796	1 month LIBOR + 4.45%	Interest Only	9/9/2020
Senior 21	Office	10,400	10,387	1 month LIBOR + 5.50%	Interest Only	10/9/2019
Senior 22	Multifamily	39,629	39,604	1 month LIBOR + 5.50%	Interest Only	10/9/2019
Senior 23	Retail	7,500	7,497	1 month LIBOR + 5.25%	Interest Only	6/9/2019
Senior 24	Multifamily	47,416	47,326	1 month LIBOR + 4.50%	Interest Only	7/9/2020
Senior 25	Hospitality	8,875	8,826	1 month LIBOR + 6.20%	Interest Only	10/9/2019
Senior 26	Office	26,420	26,338	1 month LIBOR + 4.15%	Interest Only	10/9/2019
Senior 27	Multifamily	34,875	34,798	1 month LIBOR + 3.75%	Interest Only	11/9/2019
Senior 28	Office	12,400	12,394	1 month LIBOR + 4.00%	Interest Only	1/9/2020
Senior 29	Hospitality	10,600	10,531	1 month LIBOR + 5.00%	Interest Only	11/9/2020
Senior 30	Office	20,851	20,772	1 month LIBOR + 4.25%	Interest Only	12/9/2020
Senior 31	Hospitality	7,700	7,681	1 month LIBOR + 5.75%	Interest Only	12/9/2019
Senior 32	Multifamily	18,230	18,160	1 month LIBOR + 3.62%	Interest Only	1/9/2020
Senior 33	Multifamily	12,827	12,825	1 month LIBOR + 5.75%	Interest Only	7/9/2019
Senior 34	Hospitality	57,075	56,990	1 month LIBOR + 5.19%	Interest Only	6/9/2019
Senior 35	Multifamily	13,481	13,455	1 month LIBOR + 5.50%	Interest Only	7/9/2019
Senior 36	Multifamily	35,409	34,722	1 month LIBOR + 4.50%	Interest Only	12/31/2021
Senior 37	Hospitality	10,250	10,197	1 month LIBOR + 5.25%	Interest Only	2/9/2021
Senior 38	Hospitality	15,280	15,069	1 month LIBOR + 4.41%	Interest Only	1/9/2021
Senior 39	Multifamily	19,040	18,972	1 month LIBOR + 3.60%	Interest Only	2/9/2020

Senior 40	Multifamily	11,841	11,798	1 month LIBOR + 3.30%	Interest Only	2/9/2020
Senior 41	Multifamily	27,300	27,207	1 month LIBOR + 3.50%	Interest Only	2/9/2020
Senior 42	Office	24,350	24,380	1 month LIBOR + 4.65%	Interest Only	2/9/2020
Senior 43	Hospitality	21,000	20,909	1 month LIBOR + 4.00%	Interest Only	2/9/2021
Senior 44	Office	19,450	19,364	1 month LIBOR + 3.70%	Interest Only	3/9/2020
Senior 45	Multifamily	20,102	19,976	1 month LIBOR + 4.25%	Interest Only	3/9/2021
Senior 46	Multifamily	15,429	15,370	1 month LIBOR + 3.65%	Interest Only	3/9/2020
Senior 47	Multifamily	42,000	41,833	1 month LIBOR + 3.70%	Interest Only	3/9/2021
Senior 48	Hospitality	13,500	13,441	1 month LIBOR + 4.75%	Interest Only	3/9/2021
Senior 49	Hospitality	15,000	14,922	1 month LIBOR + 4.95%	Interest Only	4/9/2020
Senior 50	Hospitality	25,484	25,344	1 month LIBOR + 4.00%	Interest Only	4/9/2021
Senior 51	Hospitality	20,646	20,547	1 month LIBOR + 4.40%	Interest Only	4/9/2021
Senior 52	Multifamily	31,750	31,604	1 month LIBOR + 3.60%	Interest Only	5/9/2020
Senior 53	Self-Storage	4,120	4,103	1 month LIBOR + 4.05%	Interest Only	5/9/2021
Senior 54	Self-Storage	6,496	6,469	1 month LIBOR + 5.05%	Interest Only	5/9/2021
Senior 55	Retail	50,732	50,668	1 month LIBOR + 4.25%	Interest Only	5/9/2019
Senior 56	Multifamily	7,612	7,581	1 month LIBOR + 4.25%	Interest Only	5/9/2020
Senior 57	Office	23,000	22,909	1 month LIBOR + 3.65%	Interest Only	5/9/2020
Senior 58	Self-Storage	7,306	7,271	1 month LIBOR + 5.05%	Interest Only	5/9/2021
Senior 59	Multifamily	80,071	79,506	1 month LIBOR + 3.50%	Interest Only	6/9/2020
Senior 60	Multifamily	40,000	39,873	1 month LIBOR + 3.75%	Interest Only	12/9/2019
Senior 61	Self-Storage	2,400	2,388	1 month LIBOR + 4.05%	Interest Only	6/9/2021
Senior 62	Multifamily	10,500	10,465	1 month LIBOR + 5.54%	Interest Only	6/9/2019
Senior 63	Self-Storage	6,310	6,281	1 month LIBOR + 5.05%	Interest Only	6/9/2021
Senior 64	Multifamily	20,909	20,782	1 month LIBOR + 3.15%	Interest Only	6/9/2021
Senior 65	Multifamily	11,590	11,538	1 month LIBOR + 3.75%	Interest Only	7/9/2020
Senior 66	Multifamily	66,000	65,627	1 month LIBOR + 3.75%	Interest Only	7/9/2021
Senior 67	Multifamily	17,250	17,171	1 month LIBOR + 3.95%	Interest Only	7/9/2020
Senior 68	Retail	22,203	22,076	1 month LIBOR + 4.95%	Interest Only	1/9/2020
Senior 69	Hospitality	22,355	22,252	1 month LIBOR + 4.00%	Interest Only	7/9/2021
Senior 70	Hospitality	34,000	33,864	1 month LIBOR + 4.50%	Interest Only	8/9/2020
Senior 71	Mixed-Use	101,290	100,994	1 month LIBOR + 4.00%	Interest Only	8/9/2019
Senior 72	Mixed-Use	19,357	19,408	1 month LIBOR + 4.75%	Interest Only	7/9/2020
Senior 73	Multifamily	11,120	11,088	1 month LIBOR + 3.50%	Interest Only	8/9/2020
Senior 74	Multifamily	16,607	16,524	1 month LIBOR + 3.30%	Interest Only	9/9/2020
Senior 75	Office	18,700	18,593	1 month LIBOR + 3.75%	Interest Only	9/9/2020
Senior 76	Office	50,000	49,900	1 month LIBOR + 4.23%	Interest Only	3/9/2020
Senior 77	Self-Storage	3,300	3,281	1 month LIBOR + 6.00%	Interest Only	9/9/2020
Senior 78	Multifamily	7,250	7,218	1 month LIBOR + 4.00%	Interest Only	9/9/2020
Senior 79	Multifamily	99,305	98,687	1 month LIBOR + 3.10%	Interest Only	9/9/2020
Senior 80	Office	12,973	12,897	1 month LIBOR + 3.40%	Interest Only	9/9/2020
Senior 81	Multifamily	25,500	25,523	1 month LIBOR + 3.50%	Interest Only	4/9/2020
Senior 82	Multifamily	13,600	13,534	1 month LIBOR + 3.53%	Interest Only	10/9/2020
Senior 83	Self-Storage	6,125	6,044	1 month LIBOR + 5.50%	Interest Only	10/9/2020
Senior 84	Office	35,610	35,341	1 month LIBOR + 3.76%	Interest Only	10/9/2020
Senior 85	Office	500	497	1 month LIBOR + 12.71%	Interest Only	10/9/2020

Senior 86	Multifamily	14,446	14,385	1 month LIBOR + 3.15%	Interest Only	11/9/2020
Senior 87	Multifamily	20,284	20,180	1 month LIBOR + 3.40%	Interest Only	11/9/2020
Senior 88	Multifamily	29,900	29,762	1 month LIBOR + 3.35%	Interest Only	11/9/2020
Senior 89	Multifamily	35,490	35,275	1 month LIBOR + 3.10%	Interest Only	12/9/2020
Senior 90	Industrial	12,000	11,934	1 month LIBOR + 4.50%	Interest Only	11/9/2020
Senior 91	Self-Storage	13,900	13,812	1 month LIBOR + 4.00%	Interest Only	11/9/2020
Senior 92	Multifamily	10,020	9,970	1 month LIBOR + 3.45%	Interest Only	12/9/2021
Senior 93	Multifamily	73,620	73,181	1 month LIBOR + 3.45%	Interest Only	12/9/2021
Senior 94	Land	16,400	16,319	1 month LIBOR + 6.00%	Interest Only	12/11/2020
Senior 95	Hospitality	8,750	8,705	1 month LIBOR + 4.80%	Interest Only	1/9/2022
Senior 96	Retail	14,500	14,374	1 month LIBOR + 4.75%	Interest Only	1/9/2021
Senior 97	Hospitality	17,965	17,346	5.8%	Interest Only	10/6/2021
Senior 98	Retail	29,500	29,374	6.3%	Interest Only	9/9/2023
Mezzanine 1	Multifamily	3,480	3,492	9.5%	Interest Only	7/1/2024
Mezzanine 2	Office	10,000	9,619	10.0%	Interest Only	9/6/2024
		$2,221,936	$2,211,666
________________________
(1) The loan is currently past due on principal repayment.