Form 10-Q
period 2019-03-31
Benefit Street Partners Realty Trust, Inc.
filed 2019-05-14
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth filer ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of April 30, 2019 was 40,866,115.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

i

PART I

Item 1. Consolidated Financial Statements and Notes (unaudited)

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
Cash and cash equivalents	$79,698	$191,390
Restricted cash	16,987	13,029
Commercial mortgage loans, held for investment, net of allowance of 7,331 and 4,836	2,324,764	2,206,830
Commercial mortgage loans, held-for-sale, measured at fair value	102,339	76,863
Real estate securities, available for sale, at fair value	66,692	26,412
Derivative instruments, at fair value	484	846
Receivable for loan repayment (1)	30,039	73,684
Accrued interest receivable	13,632	12,789
Prepaid expenses and other assets	5,605	4,235
Total assets	$2,640,240	$2,606,078
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$1,305,171	$1,505,279
Repurchase agreements - commercial mortgage loans	370,889	149,440
Repurchase agreements - real estate securities	22,078	44,539
Other financing and loan participation - commercial mortgage loans	9,910	9,902
Derivative instruments, at fair value	2,162	1,319
Interest payable	3,483	3,025
Distributions payable	6,100	5,834
Accounts payable and accrued expenses	5,269	4,497
Due to affiliates	3,323	3,229
Total liabilities	$1,728,385	$1,727,064
Commitment and contingencies (See Note 8)
Redeemable convertible preferred stock Series A, $0.01 par value, 40,000 authorized, 32,245 issued and outstanding as of March 31, 2019 and 29,249 issued and outstanding as of December 31, 2018	$160,790	$145,786
Equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 949,999,000 shares authorized, 40,258,666 and 39,303,710 shares issued and outstanding as of March 31,2019 and December 31, 2018, respectively	404	395
Additional paid-in capital	842,800	827,558
Accumulated other comprehensive income (loss)	(314)	(459)
Accumulated deficit	(91,825)	(94,266)
Total stockholders' equity	$751,065	$733,228
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$2,640,240	$2,606,078
___________________
(1) Includes $30.0 million and $73.7 million of cash held by servicer related to loan payoffs pledged to the CLOs as of March 31, 2019 and December 31, 2018, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Interest income:
Interest income	$46,511	$29,408
Less: Interest expense	20,366	18,674
Net interest income	$26,145	$10,734
Expenses:
Asset management and subordinated performance fee	3,644	2,241
Acquisition expenses	248	65
Administrative services expenses	3,963	3,196
Professional fees	2,095	2,226
Other expenses	896	1,325
Total expenses	$10,846	$9,053
Other (income)/loss:
Loan loss provision/(recovery)	$2,495	$82
Realized (gain)/loss on sale of commercial mortgage loan held-for-sale	25	28
Realized (gain)/loss on sale of commercial mortgage loan, held-for-sale, measured at fair value	(11,181)	(2,304)
Unrealized (gain)/loss on commercial mortgage loans, held-for-sale, measured at fair value	336	(635)
Unrealized (gain)/loss on derivatives	1,066	197
Realized (gain)/loss on derivatives	1,458	(1,246)
Total other (income)/loss	$(5,801)	$(3,878)
Income/(loss) before taxes	21,100	5,559
Provision/(benefit) for income tax	1,210	263
Net income	$19,890	$5,296
Net income applicable to common stock	$16,108	$5,296

Basic earnings per share	$0.40	$0.17
Diluted earnings per share	$0.40	$0.17
Basic weighted average shares outstanding	39,798,215	31,670,518
Diluted weighted average shares outstanding	39,811,304	31,684,832

Shares outstanding at period end	40,258,666	31,600,114

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$19,890	$5,296
Unrealized gain/(loss) on available-for-sale securities	145	—
Comprehensive income attributable to Benefit Street Partners Realty Trust, Inc.	$20,035	$5,296

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2018	39,303,710	$395	$827,558	$(459)	$(94,266)	$733,228
Issuance of common stock	1,161,580	11	19,398	—	—	19,409
Common stock repurchases	(387,530)	(4)	(7,203)	—	—	(7,207)
Common stock issued through distribution reinvestment plan	180,906	2	3,390	—	—	3,392
Share-based compensation	—	—	39	—	—	39
Offering costs	—	—	(382)	—	—	(382)
Net income	—	—	—	—	19,890	19,890
Distributions declared	—	—	—	—	(17,449)	(17,449)
Other comprehensive income	—	—	—	145	—	145
Balance, March 31, 2019	40,258,666	$404	$842,800	$(314)	$(91,825)	$751,065

Balance, December 31, 2017	31,834,072	$320	$704,101	$—	$(94,082)	$610,339
Issuance of common stock	—	—	—	—	—	—
Common stock repurchases	(421,809)	(4)	(7,826)	—	—	(7,830)
Common stock issued through distribution reinvestment plan	187,851	2	3,571	—	—	3,573
Share-based compensation	—	—	42	—	—	42
Offering costs	—	—	—	—	—	—
Net income	—	—	—	—	5,296	5,296
Distributions declared	—	—	—	—	(11,246)	(11,246)
Other comprehensive loss	—	—	—	—	—	—
Balance, March 31, 2018	31,600,114	$318	$699,888	$—	$(100,032)	$600,174

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$19,890	$5,296
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Premium amortization and (discount accretion), net	(1,506)	(1,006)
Accretion of deferred commitment fees	(406)	(346)
Amortization of deferred financing costs	1,106	7,966
Share-based compensation	39	42
Unrealized (gain)/loss on commercial mortgage loans held-for-sale	336	(635)
Unrealized (gain)/loss on derivative instruments	1,066	197
Loan loss (recovery)/provision	2,495	82
Origination of commercial mortgage loans, held-for-sale	(202,950)	(123,522)
Proceeds from sale of commercial mortgage loans, held-for-sale	177,138	83,050
Changes in assets and liabilities:
Accrued interest receivable	(437)	(427)
Prepaid expenses and other assets	(1,845)	(1,617)
Accounts payable and accrued expenses	772	781
Due to affiliates	94	(3,451)
Interest payable	458	707
Net cash (used in)/provided by operating activities	$(3,750)	$(32,883)
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(310,904)	$(374,657)
Principal repayments received on commercial mortgage loans, held for investment	235,633	150,342
Purchase of real estate securities	(40,200)	—
Principal repayments received on real estate securities	57	—
Purchase of derivative instruments	(522)	(520)
Net cash (used in)/provided by investing activities	$(115,936)	$(224,835)
Cash flows from financing activities:
Proceeds from issuances of common stock	$19,409	$—
Proceeds from issuances of redeemable convertible preferred stock	14,979	—
Common stock repurchases	(7,207)	(7,830)
Repayments of collateralized loan obligation	(200,426)	(141,950)
Borrowings on repurchase agreements - commercial mortgage loans	490,189	681,559
Repayments of repurchase agreements - commercial mortgage loans	(268,740)	(245,940)
Borrowings on repurchase agreements - real estate securities	167,587	39,146
Repayments of repurchase agreements - real estate securities	(190,048)	(78,181)
Proceeds from other financing and loan participation - commercial mortgage loans	—	(5,273)
Payments of deferred financing costs	—	(7,700)
Distributions paid	(13,791)	—
Net cash (used in)/provided by financing activities:	$11,952	$233,831
Net change in cash, cash equivalents and restricted cash	$(107,734)	$(23,887)
Cash, cash equivalents and restricted cash, beginning of period	204,419	91,708
Cash, cash equivalents and restricted cash, end of period	$96,685	$67,821

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Supplemental disclosures of cash flow information:
Taxes paid	$—	$—
Interest paid	18,802	10,001
Supplemental disclosures of non-cash flow information:
Common stock issued through distribution reinvestment plan	3,392	3,573

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$79,698	$57,670
Restricted cash	16,987	10,151
Cash, cash equivalents and restricted cash, end of period	$96,685	$67,821

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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
The Company has no direct employees. Benefit Street Partners L.L.C. serves as the Company's advisor (the "Advisor") pursuant to an Amended and Restated Advisory Agreement, dated January 19, 2018 (the "Advisory Agreement"). The Advisor is a wholly owned subsidiary of Franklin Resources, Inc. which, together with its various subsidiaries, operates as Franklin Templeton. Prior to February 1, 2019, the Advisor was in partnership with Providence Equity Partners L.L.C., a global private equity firm. The Advisor, an investment adviser registered with the U.S. Securities and Exchange Commission (“SEC”), is a credit-focused alternative asset management firm. Established in 2008, the Advisor's credit platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies including high yield, levered loans, private / opportunistic debt, liquid credit, structured credit and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass the platform. The Advisor manages the Company's affairs on a day-to-day basis. The Advisor receives compensation and fees for services related to the investment and management of the Company's assets and the operations of the Company.
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
Note 2 - Summary of Significant Accounting Policies
Basis of Accounting
The Company's unaudited consolidated financial statements and related footnotes have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, the consolidated financial statements may not include all of the information and notes required by GAAP for annual consolidated financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. In the opinion of management, the interim data includes all adjustments, of a normal and recurring nature, necessary for a fair statement of the results for the periods presented. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the entire year or any subsequent interim periods.
Certain prior period amounts have been reclassified to conform with current presentation. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. The current period’s results of operations will not necessarily be indicative of results in any subsequent reporting period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2018, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2019. There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2019.
Principles of Consolidation

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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
Acquisition Expenses
The Company incurs acquisition expenses payable to the Advisor. Acquisition expenses paid to the Company's Advisor in connection with the origination and acquisition of commercial mortgage loan investments and acquisition of real estate securities are evaluated based on the nature of the expense to determine if they should be expensed in the period incurred or capitalized and amortized over the life of the investment. The Company capitalizes certain direct costs relating to the loan origination activities and the cost is amortized over the life of the loan. Pursuant to the Advisory Agreement, the Advisor is entitled to reimbursement for insourced acquisition expenses of 0.5%.
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
Held-for-Sale - Commercial mortgage loans that are intended to be sold in the foreseeable future are reported as held-for-sale and are transferred at fair value and recorded at the lower of cost or fair value with changes recorded through the statements of operations. Unamortized loan origination costs for commercial mortgage loans held-for-sale that are carried at the lower of cost or fair value are capitalized as part of the carrying value of the loans and recognized upon the sale of such loans. Amortization of origination costs ceases upon transfer of commercial mortgage loans to held-for-sale. During the three months ended March 31, 2019, the Company originated $5 million of commercial mortgage loans held-for-sale and sold these loans during the period for net proceeds of approximately $5 million.
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
As of March 31, 2019 the fair value amount and the contractual principal outstanding of commercial mortgage loans accounted for under the fair value option was $102.3 million and $102.9 million, respectively. As of December 31, 2018, the fair value amount and the contractual principal outstanding of commercial mortgage loans accounted for under the fair value option was $76.9 million and $77.1 million, respectively. None of the Company's commercial mortgage loans accounted for under the fair value option are in default or greater than ninety days past due. For the three months ended March 31, 2019 and

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

March 31, 2018, the Company had a realized gain of $11.2 million and $2.3 million relating to the sale of commercial mortgage loans that are accounted for under the fair value option, respectively. Acquisition expenses on originating these investments are expensed when incurred.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRS, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRS is not consolidated for U.S. federal income tax purposes, but is instead taxed as a C corporation. For financial reporting purposes, the TRS is consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRS. Total income tax expense for the three months ended March 31, 2019 and March 31, 2018 were $1.2 million and $0.3 million, respectively.
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
Earnings per Share
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
March 31, 2019
(Unaudited)

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
Immediately prior to a “Liquidity Event,” each outstanding share of Preferred Stock shall convert (the “Mandatory Conversion”) into 299.2 shares of Common Stock, subject to anti-dilution adjustments (the “Conversion Rate”). A “Liquidity Event” is defined as (i) the listing of the Common Stock on a national securities exchange or quotation on an electronic inter-dealer quotation system; (ii) a merger or business combination involving the Company pursuant to which outstanding shares Common Stock are exchanged for securities of another company which are listed on a national securities exchange or quoted on an electronic inter-dealer quotation system; or (iii) any other transaction or series of transaction that results in all shares of Common Stock being transferred or exchanged for cash or securities which are listed on a national securities exchange or quoted on an electronic inter-dealer quotation system. If there has not been a Liquidity Event within six years from the initial issuance of the Preferred Stock, each holder of Preferred Stock shall have the right to convert all, but not less than all, of the Preferred Stock held by such holder into Common Stock at the Conversion Rate. Each holder also has the option to convert its shares of Preferred Stock into Common Stock upon a change in control (as defined in the Articles Supplementary) of the Company. In addition, neither the Company nor a holder of shares of Preferred Stock may redeem shares of the Preferred Stock until six years from the initial issuance of the Preferred Stock, except in cases of a change in control (as defined in the Articles Supplementary).
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
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326),” ("ASU 2016-13"). ASU 2016-13 changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. The amendments become effective for reporting periods beginning after December 15, 2019. The amendments may be adopted early for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact ASU 2016-13 will have on the consolidated financial statements.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans, held-for-investment, carrying values by class (dollars in thousands):

	March 31, 2019	December 31, 2018
Senior loans	$2,296,067	$2,198,555
Mezzanine loans	36,028	13,111
Total gross carrying value of loans	2,332,095	2,211,666
Less: Allowance for loan losses (1)	7,331	4,836
Total commercial mortgage loans, held-for-investment, net	$2,324,764	$2,206,830
(1) Includes $6.5 million and $4.1 million of loan loss provision specifically reserved on one loan in non-performing status as of March 31, 2019 and December 31, 2018, respectively.
The following table presents the activity in the Company's allowance for loan losses (dollars in thousands):

	Three Months Ended March 31,	Year Ended December 31,
	2019	2018
Beginning of period	$4,836	$1,466
Loan loss provision/(recovery)	2,495	3,370
Ending allowance for loan losses	$7,331	$4,836
As of March 31, 2019 and December 31, 2018, the Company's total commercial mortgage loan portfolio, excluding commercial mortgage loans accounted for under the fair value option, was comprised of 100 and 100 loans, respectively.
The following table represents the composition by loan type of the Company's commercial mortgage loans portfolio, excluding commercial mortgage loans, held-for-sale, measured at fair value (dollars in thousands).

	March 31, 2019		December 31, 2018
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$1,183,849	50.5%	$1,001,540	45.2%
Office	336,765	14.4%	357,819	16.1%
Retail	191,393	8.2%	262,622	11.8%
Hospitality	360,162	15.4%	347,080	15.6%
Industrial	57,013	2.4%	65,871	3.0%
Mixed-Use	132,276	5.6%	120,647	5.4%
Self-Storage	55,066	2.4%	49,957	2.2%
Land	16,400	0.7%	16,400	0.7%
Manufactured Housing	8,356	0.4%	—	—%
Total	$2,341,280	100.0%	$2,221,936	100.0%

As of March 31, 2019 and December 31, 2018, the Company's total commercial mortgage loans, held-for-sale, measured at fair value comprised of nine and seven loans, respectively.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The following table represents the composition by loan type of the Company's commercial mortgage loans, held-for-sale, measured at fair value (dollars in thousands).

	March 31, 2019		December 31, 2018
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$51,112	49.7%	$34,000	44.1%
Hospitality	35,500	34.5%	27,800	36.1%
Office	—	—%	15,300	19.8%
Retail	16,300	15.8%	—	—%
Total	$102,912	100.0%	$77,100	100.0%

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
All commercial mortgage loans, excluding loans classified as commercial mortgage loans, held-for-sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2.0. As of March 31, 2019 and December 31, 2018, the weighted average risk rating of the loans was 2.1 and 2.1, respectively.
The following table represents the allocation by risk rating for the Company's commercial mortgage loans, excluding loans classified as commercial mortgage loans, held-for-sale, measured at fair value:

March 31, 2019			December 31, 2018
Risk	Number	Par	Risk	Number	Par
Rating	of Loans	Value	Rating	of Loans	Value
1	—	$—	1	2	$23,250
2	89	2,073,715	2	87	1,965,186
3	9	239,500	3	9	202,400
4	1	11,265	4	1	14,300
5	1	16,800	5	1	16,800
	100	$2,341,280		100	$2,221,936

As of March 31, 2019, the Company had one loan that had interest past due for greater than 90 days with an unpaid principal balance of $16.8 million and a fair value of $9.4 million, respectively. During the three months ended March 31, 2019, the Company recorded $2.4 million of asset-specific reserve on this loan, included in loan loss provision/(recovery) on the consolidated statement of operations. For the three months ended March 31, 2018 the Company did not record any asset-

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

specific reserves. As of December 31, 2018, the Company had two loans with a principal balance of $28.1 million that had interest past due for greater than 90 days.
For the three months ended March 31, 2019 and year ended December 31, 2018, the activity in the Company's commercial mortgage loans, held-for-investment portfolio was as follows (dollars in thousands):

	Three Months Ended March 31,	Year Ended December 31,
	2019	2018
Balance at Beginning of Year	$2,206,830	$1,402,046
Acquisitions and originations	311,333	1,608,512
Principal repayments	(191,988)	(778,520)
Discount accretion and premium amortization	1,513	4,648
Loans transferred to commercial real estate loans, held-for-sale	—	(16,750)
Net fees capitalized into carrying value of loans	(429)	(9,736)
Loan loss recovery/(provision)	(2,495)	(3,370)
Balance at End of Period	$2,324,764	$2,206,830

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 4 - Real Estate Securities
The following is a summary of the Company's real estate securities, CMBS (dollars in thousands):

Ending Balance, March 31, 2019
Type	Interest Rate	Maturity	Par Value	Fair Value
CMBS 1	5.4%	5/15/2022	$13,250	$13,250
CMBS 2	4.6%	6/26/2025	13,442	13,442
CMBS 3	4.8%	2/15/2036	40,000	40,000

Ending Balance, December 31, 2018
Type	Interest Rate	Maturity	Par Value	Fair Value
CMBS 1	5.4%	5/15/2022	$13,250	$13,164
CMBS 2	4.6%	6/26/2025	13,500	13,248
The Company classified its CMBS investments as available-for-sale as of March 31, 2019 and December 31, 2018. These investments are reported at fair value in the consolidated balance sheet with changes in fair value recorded in accumulated other comprehensive income (loss).
The following table shows the amortized cost, unrealized gains/losses and fair value of the Company's CMBS investments (dollars in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2019	$67,006	$—	$(314)	$66,692
December 31, 2018	$26,871	$—	$(459)	$26,412

As of March 31, 2019 the Company held three CMBS positions with an aggregate carrying value of $67.0 million and an unrealized loss of $0.3 million, of which no position had an unrealized loss for a period greater than twelve months. As of December 31, 2018 the Company held two CMBS positions with an aggregate carrying value of $26.9 million and an unrealized loss of $0.5 million, of which no position had an unrealized loss for a period greater than twelve months.
The Company did not have any realized gains or losses on real estate securities, available for sale, at fair value, during the three months ended March 31, 2019 and three months ended March 31, 2018.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The following table provides information on the amounts of gains (losses) on the Company's real estate securities, CMBS, available-for-sale (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Unrealized gain/(loss) available-for-sale securities	$145	$—
Reclassification of net (gain)/loss on available-for-sale securities included in net income (loss)	—	—
Unrealized gain/(loss) available-for-sale securities, net of reclassification adjustment	$145	$—
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
March 31, 2019
(Unaudited)

Note 5 - Debt
Repurchase Agreements - Commercial Mortgage Loans
The Company entered into repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), U.S Bank National Association (the "USB Repo Facility"), Barclays Bank PLC (the "Barclays Revolver Facility" and the "Barclays Repo Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, USB Repo Facility, WF Repo Facility, Barclays Revolver Facility and Barclays Repo Facility, the "Repo Facilities").
The Repo Facilities are financing sources through which the Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 65% to 80% of the principal amount of the mortgage loan being pledged.
The details of the Company's Repo Facilities at March 31, 2019 and December 31, 2018 are as follows (dollars in thousands):

As of March 31, 2019				Ending Weighted Average Interest Rate	Initial Term Maturity
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)
JPM Repo Facility (2)	$520,000	$172,965	$1,921	4.52%	1/30/2020
USB Repo Facility (3)	100,000	8,518	149	4.23%	6/15/2020
CS Repo Facility (4)	300,000	169,960	2,276	4.64%	3/27/2020
WF Repo Facility (5)	175,000	19,446	378	4.60%	11/21/2020
Barclays Revolver Facility (6)	100,000	—	303	6.24%	9/19/2019
Barclays Repo Facility (7)	300,000	—	19	4.58%	3/15/2022
Total	$1,495,000	$370,889	$5,046
__________________________
(1) For the three months ended March 31, 2019. Includes amortization of deferred financing costs.
(2) Includes a one-year extension at the Company's option.
(3) Includes two one-year extensions at the option of an indirect wholly-owned subsidiary of the Company, which may be exercised upon the satisfaction of certain conditions.
(4) On March 26, 2019, the Company exercised the extension option upon the satisfaction of certain conditions, and extended the term maturity to March 27, 2020.
(5) Includes three one-year extensions at the Company’s option, which may be exercised upon the satisfaction of certain conditions.
(6) Includes a one-year extension at the Company's option.
(7) Includes two one-year extensions at the Company's option.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

As of December 31, 2018				Ending Weighted Average Interest Rate	Initial Term Maturity
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)
JPM Repo Facility (2)	$520,000	$72,906	$3,154	4.55%	1/30/2020
GS Repo Facility (3)	—	—	185	N/A	12/27/2018
USB Repo Facility (4)	100,000	—	73	4.71%	6/15/2020
CS Repo Facility (5)	300,000	76,534	662	4.69%	6/19/2019
WF Repo Facility (6)	175,000	—	—	4.71%	11/21/2020
Barclays Revolver Facility (7)	100,000	—	138	6.24%	9/19/2019
Total	$1,195,000	$149,440	$4,212
_______________________
(1) For the three months ended March 31, 2018. Includes amortization of deferred financing costs.
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
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of March 31, 2019 and December 31, 2018, the Company is in compliance with all debt covenants.
Other financing and loan participation - Commercial Mortgage Loans
On December 11, 2018, the Company transferred $10.0 million of its interest in a term loan to City National Bank ("City National Financing") via a participation agreement. As of March 31, 2019, the City National Financing accrued interest at an annual rate of 4.6%. The Company incurred $0.1 million of interest expense on the City National Financing for the three months ended March 31, 2019.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Below is a summary of the Company's MRAs as of March 31, 2019 and December 31, 2018 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of March 31, 2019
JP Morgan Securities LLC	$22,078	$38	$26,750	3.65%	12
Total/Weighted Average	$22,078	$38	$26,750	3.65%	12

As of December 31, 2018
JP Morgan Securities LLC	$21,961	$27	$26,750	3.67%	18
Wells Fargo Securities, LLC	22,578	47	28,223	3.93	11
Total/Weighted Average	$44,539	$74	$54,973	3.80%	14.5
________________________
1 Includes $0.0 million and $28.2 million of CLO notes, held by the Company, which is eliminated within the real estate securities, at fair value line of the consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Collateralized Loan Obligation
As of March 31, 2019 and December 31, 2018 the notes issued by BSPRT 2017-FL1 Issuer, a wholly owned indirect subsidiary of the Company, are collateralized by interests in a pool of eight and 15 mortgage assets having a total principal balance of $101.0 million and $216 million, respectively (the “2017-FL1 Mortgage Assets”). The sale of the 2017-FL1 Mortgage Assets to BSPRT 2017-FL1 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of June 29, 2017, between the Company and BSPRT 2017-FL1 Issuer.
As of March 31, 2019 and December 31, 2018 the notes issued by BSPRT 2017-FL2 Issuer, a wholly owned indirect subsidiary of the Company, are collateralized by interests in a pool of 15 and 12 mortgage assets having a total principal balance of $195.0 million and $244.6 million, respectively (the “2017-FL2 Mortgage Assets”). The sale of the 2017-FL2 Mortgage Assets to BSPRT 2017-FL2 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of November 29, 2017, between the Company and BSPRT 2017-FL2 Issuer.
As of March 31, 2019 and December 31, 2018 notes issued by BSPRT 2018-FL3 Issuer, Ltd. and BSPRT 2018-FL3 Co-Issuer, LLC , both wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 42 and 41 mortgage assets having a principal balance of $607.8 million and $609.3 million, respectively (the "2018-FL3 Mortgage Assets"). The sale of the 2018-FL3 Mortgage Assets to BSPRT 2018-FL3 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of April 5, 2018, between the Company and BSPRT 2018-FL3 Issuer.
As of March 31, 2019 and December 31, 2018 the notes issued by BSPRT 2018-FL4 Issuer, Ltd. and BSPRT 2018-FL4 Co-Issuer, LLC, both wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 40 and 41 mortgage assets having a principal balance of $867.3 million and $859.3 million, respectively (the "2018-FL4 Mortgage Assets"). The sale of the 2018-FL4 Mortgage Assets to BSPRT 2018-FL4 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of October12, 2018, between the Company and BSPRT 2018-FL4 Issuer.
The Company, through its wholly-owned subsidiaries, holds the preferred equity tranches of all four of the above CLOs of approximately $288.8 million. The following table represents the terms of the notes issued by the 2017-FL1 Issuer, 2017-FL2 Issuer, 2018-FL3 Issuer and 2018-FL4 Issuer (the "CLOs), respectively (dollars in thousands):

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

CLO Facility	As of March 31, 2019	Par Value Issued	Par Value Outstanding (1)	Interest Rate	Maturity Date
2017-FL1 Issuer	Tranche A	$223,600	$—	1M LIBOR + 135	6/15/2027
2017-FL1 Issuer	Tranche B	48,000	—	1M LIBOR + 240	6/15/2027
2017-FL1 Issuer	Tranche C	67,900	45,647	1M LIBOR + 425	6/15/2027
2017-FL2 Issuer	Tranche A	237,970	—	1M LIBOR + 82	10/15/2034
2017-FL2 Issuer	Tranche A-S	36,357	31,527	1M LIBOR + 110	10/15/2034
2017-FL2 Issuer	Tranche B	26,441	26,441	1M LIBOR + 140	10/15/2034
2017-FL2 Issuer	Tranche C	25,339	25,339	1M LIBOR + 215	10/15/2034
2017-FL2 Issuer	Tranche D	35,255	35,255	1M LIBOR + 345	10/15/2034
2018-FL3 Issuer	Tranche A	286,700	286,700	1M LIBOR + 105	3/15/2028
2018-FL3 Issuer	Tranche A-S	77,775	77,775	1M LIBOR + 135	3/15/2028
2018-FL3 Issuer	Tranche B	41,175	41,175	1M LIBOR + 165	3/15/2028
2018-FL3 Issuer	Tranche C	39,650	39,650	1M LIBOR + 255	3/15/2028
2018-FL3 Issuer	Tranche D	42,700	42,700	1M LIBOR + 345	3/15/2028
2018-FL4 Issuer	Tranche A	416,827	416,827	1M LIBOR + 105	9/15/2035
2018-FL4 Issuer	Tranche A-S	73,813	73,813	1M LIBOR + 130	9/15/2035
2018-FL4 Issuer	Tranche B	56,446	56,446	1M LIBOR + 160	9/15/2035
2018-FL4 Issuer	Tranche C	68,385	68,385	1M LIBOR + 210	9/15/2035
2018-FL4 Issuer	Tranche D	57,531	57,531	1M LIBOR + 275	9/15/2035
		$1,861,864	$1,325,211

CLO Facility	As of December 31, 2018	Par Value Issued	Par Value Outstanding (1)	Interest Rate	Maturity Date
2017-FL1 Issuer	Tranche A	$223,600	$48,557	1M LIBOR + 135	6/15/2027
2017-FL1 Issuer	Tranche B	48,000	48,000	1M LIBOR + 240	6/15/2027
2017-FL1 Issuer	Tranche C	67,900	67,900	1M LIBOR + 425	6/15/2027
2017-FL2 Issuer	Tranche A	237,970	76,785	1M LIBOR + 82	10/15/2034
2017-FL2 Issuer	Tranche A-S	36,357	36,357	1M LIBOR + 110	10/15/2034
2017-FL2 Issuer	Tranche B	26,441	26,441	1M LIBOR + 140	10/15/2034
2017-FL2 Issuer	Tranche C	25,339	25,339	1M LIBOR + 215	10/15/2034
2017-FL2 Issuer	Tranche D	35,255	35,255	1M LIBOR + 345	10/15/2034
2018-FL3 Issuer	Tranche A	286,700	286,700	1M LIBOR + 105	3/15/2028
2018-FL3 Issuer	Tranche A-S	77,775	77,775	1M LIBOR + 135	3/15/2028
2018-FL3 Issuer	Tranche B	41,175	41,175	1M LIBOR + 165	3/15/2028
2018-FL3 Issuer	Tranche C	39,650	39,650	1M LIBOR + 255	3/15/2028
2018-FL3 Issuer	Tranche D	42,700	42,700	1M LIBOR + 345	3/15/2028
2018-FL4 Issuer	Tranche A	416,827	416,827	1M LIBOR + 105	9/15/2035
2018-FL4 Issuer	Tranche A-S	73,813	73,813	1M LIBOR + 130	9/15/2035
2018-FL4 Issuer	Tranche B	56,446	56,446	1M LIBOR + 160	9/15/2035
2018-FL4 Issuer	Tranche C	68,385	68,385	1M LIBOR + 210	9/15/2035
2018-FL4 Issuer	Tranche D	57,531	57,531	1M LIBOR + 275	9/15/2035
		$1,861,864	$1,525,636
(1) Excludes $186.5 million and $186.5 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of March 31, 2019 and December 31, 2018.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The below table reflects the total assets and liabilities of the Company's four CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of March 31, 2019 and December 31, 2018 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE.

Assets (dollars in thousands)	March 31, 2019	December 31, 2018
Cash (1)	$30,466	$74,157
Commercial mortgage loans, held for investment, net (2)	1,764,541	1,921,428
Accrued interest receivable	5,469	6,353
Total Assets	$1,800,476	$2,001,938

Liabilities
Notes payable (3)(4)	$1,491,663	$1,712,129
Accrued interest payable	2,542	3,163
Total Liabilities	$1,494,205	$1,715,292
________________________
(1) Includes $30.0 million and $73.7 million of cash held by the servicer related to CLO loan payoffs as of March 31, 2019 and December 31, 2018.
(2) The balance is presented net of allowance for loan loss of $0.8 million and $0.6 million as of March 31, 2019 and December 31, 2018, respectively.
(3) Includes $186.5 million and $186.5 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of March 31, 2019 and December 31, 2018.
(4) The balance is presented net of deferred financing cost and discount of $20.0 million and $20.4 million as of March 31, 2019 and December 31, 2018, respectively.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 6 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted EPS. Net income is allocated between our common stock and other participating securities based on their participation rights. Additionally, during the periods in which we have net income, the diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
Numerator	2019	2018
Net income	$19,890	$5,296
Less: Preferred stock dividends	3,320	—
Less:Undistributed earnings allocated to preferred stock	462	—
Net income attributable to common shareholders (for basic and diluted earnings per share)	16,108	5,296

Denominator
Weighted-average common shares outstanding for basic earnings per share	39,798,215	31,670,518
Effect of dilutive shares:
Unvested restricted shares	13,089	14,314
Weighted-average common shares outstanding for diluted earnings per share	39,811,304	31,684,832

Basic earnings per share	$0.40	$0.17
Diluted earnings per share	$0.40	$0.17

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 7 - Stock Transactions
As of March 31, 2019 and December 31, 2018, the Company had 40,258,666 and 39,303,710 shares of common stock outstanding, respectively, including shares issued pursuant to the Company's distribution reinvestment plan (the "DRIP"), share repurchases and unvested restricted shares. As of March 31, 2019 and December 31, 2018, the Company had 32,245 shares and 29,249 shares outstanding, respectively, of Preferred Stock.
The following tables present the activity in the Company's Preferred Stock for the periods ended March 31, 2019 and March 31, 2018, respectively (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2018	29,249	$145,786
Issuance of Preferred Stock	2,996	14,979
Amortization of offering costs	—	25
Ending Balance, March 31, 2019	32,245	$160,790

	Shares	Amount
Balance, December 31, 2017	—	$—
Issuance of Preferred Stock	—	—
Amortization of offering costs	—	—
Ending Balance, March 31, 2018	—	$—
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
For the three months ended March 31, 2019 and March 31, 2018, the Company declared daily common stock distributions equivalent to $1.44 per annum per share. For the three months ended March 31, 2019, the Company declared monthly Preferred Stock dividends per share equivalent to the amount of common stock distributions that would be paid on a conversion of Preferred Stock into common stock. There were no shares of Preferred Stock outstanding during the three months ended March 31, 2018. As of March 31, 2019, and December 31, 2018, the Company had declared but unpaid common stock distributions of $4.9 million and $4.7 million, respectively. Additionally, as of March 31, 2019 and December 31, 2018, the Company had declared but unpaid Preferred Stock distributions of $1.2 million and $1.1 million, respectively. These amounts are included in Distributions payable on the Company’s consolidated balance sheets.
The Company distributed $14.0 million during the three months ended March 31, 2019, comprised of $10.6 million in cash and $3.4 million in shares of common stock issued under the DRIP. The Company distributed $11.2 million during the three months ended March 31, 2018, comprised of $7.7 million in cash and $3.6 million in shares of common stock issued under the DRIP.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

On August 10, 2017, the Company's board of directors amended the SRP to provide that the repurchase price per share for requests will be equal to the lesser of (i) the Company’s most recent estimated per-share net asset value ("NAV"), as approved by the Company’s board of directors from time to time, and (ii) the Company’s book value per share, computed in accordance with GAAP, multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100%, if the person seeking repurchase has held his or her shares for a period greater than four years or in the case of requests for death or disability.
The Company’s most recent estimated per-share NAV is $18.75, as determined by the board of directors, as of September 30, 2018. The Company’s GAAP book value per share as of March 31, 2019 is $18.66.
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
The following table reflects the number of shares repurchased under the SRP cumulatively through March 31, 2019:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2018	3,845	2,800,414	$20.65
January 1 - January 31, 2019(1)	845	387,530	18.60
February 1 - February 28, 2019	—	—	N/A
March 1 - March 31, 2019	—	—	N/A
Cumulative as of March 31, 2019	4,690	3,187,944	$20.42
_______________________
(1) Reflects shares repurchased in January 2019 pursuant to repurchase requests submitted for the fiscal semester ended December 31, 2018. As permitted under the SRP, the Board authorized repurchases up to the amount of proceeds reinvested through our DRIP. As a result, redemption requests in the amount of 1,227,747 shares were not fulfilled.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 8 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of March 31, 2019 and December 31, 2018, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	March 31, 2019	December 31, 2018
2019	$27,225	$34,667
2020	148,323	176,760
2021	118,498	106,940
2022	2,244	—
2023	—	—
2024 and beyond	—	—
	$296,290	$318,367
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
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three months ended March 31, 2019 and March 31, 2018 and the associated payable as of March 31, 2019 and December 31, 2018 (dollars in thousands):

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

	Three Months Ended March 31,		Payable as of
	2019	2018	March 31, 2019	December 31, 2018
Acquisition expenses (1)	$248	$65	$1	$1
Administrative services expenses	3,963	3,196	1,763	1,224
Asset management and subordinated performance fee	3,644	2,241	1,472	1,072
Other related party expenses(2)	265	199	70	932
Total related party fees and reimbursements	$8,120	$5,701	$3,306	$3,229
________________________
(1) Total acquisition expenses paid during the three months ended March 31, 2019 and March 31, 2018 were $1.8 million and $1.9 million respectively, of which $1.5 million and $1.9 million were capitalized within the commercial mortgage loans, held for investment and real estate securities, available for sale, at fair value lines of the consolidated balance sheets as of March 31, 2019 and December 31, 2018.
(2) These are primarily related to reimbursable costs incurred related to the increase in loan origination activities. These amounts are included in Other expenses in the Company's consolidated statements of operations.
The payables as of March 31, 2019 and December 31, 2018 in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
Purchases of Common Stock and Preferred Stock
Refer to Note 7 - Stock Transactions for a description of the Company’s private placements. Officers of the Company and other employees of the Advisor and its affiliates (“Manager Investors”) have acquired common stock and Preferred Stock in these private placements on substantially the same terms applying to purchases by third party accredited investors unaffiliated with the Company or the Advisor. The Manager Investors did not acquire securities in these private placements during the three months ended March 31, 2019 and March 31, 2018. As of March 31, 2019, there were $25.0 thousand remaining Manager Investors commitments for common stock and no remaining Manager Investors commitments for Preferred Stock.
Other Transactions
On February 22, 2018, the Company purchased commercial mortgage loans, held-for-sale from an entity that is an affiliate of our Advisor, for an aggregate purchase price of $27.8 million. The purchase of the commercial mortgage loans and the $27.8 million purchase price were approved by the Company’s board of directors. On April 18, 2018, the Company sold $23.3 million of these commercial mortgage loans into a CMBS securitization. The remaining $4.5 million of these commercial mortgage loans are recorded in commercial mortgage loans, held-for-sale, measured at fair value on the consolidated balance sheet as of March 31, 2019.
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
March 31, 2019
(Unaudited)

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
Financial Instruments Measured at Fair Value on a Recurring Basis
CMBS, recorded in real estate securities, held-for-sale, measured at fair value on the consolidated balance sheet as of March 31, 2019, are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, and recent trades of similar real estate securities. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of March 31, 2019 and December 31, 2018 the Company engaged the services of a third party independent valuation firm to determine fair value of CMBS investment. The Company has classified the CMBS as Level III.
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no transfers between levels within fair value hierarchy during the quarter ended March 31, 2019 and December 31, 2018.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	Total	Level I	Level II	Level III
March 31, 2019
Real estate securities	$66,692	$—	$—	$66,692
Commercial mortgage loans, held-for-sale, measured at fair value	102,339	—	—	102,339
Credit default swaps	390	—	390	—
Interest rate swaps	94	—	94	—
Total assets, at fair value	$169,515	$—	$484	$169,031

Liabilities, at fair value
Interest rate swaps	$1,342	$—	$1,342	$—
Treasury note futures	820	—	820	—
Total liabilities, at fair value	$2,162	$—	$2,162	$—

December 31, 2018
Real estate securities	$26,412	$—	$—	$26,412
Commercial mortgage loans, held-for-sale, measured at fair value	76,863	—	—	76,863
Credit default swaps	640	—	640	—
Interest rate swaps	206	—	206	—
Total assets, at fair value	$104,121	$—	$846	$103,275

Liabilities, at fair value
Interest rate swaps	$256	$—	$256	$—
Treasury note futures	1,063	1,063	—	—
Total liabilities, at fair value	$1,319	$1,063	$256	$—

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. As a result, the unrealized gains and losses for assets and liabilities within the Level III category may include changes in fair value that were attributable to both observable and unobservable inputs. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of March 31, 2019 and December 31, 2018 (dollars in thousands).

Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
March 31, 2019
Commercial mortgage loans, held-for-sale, measured at fair value	$102,339	Discounted Cash Flow	Yield	5.5%	4.8% - 11.3%
Real estate securities, available-for-sale, measured at fair value	66,692	Discounted Cash Flow	Yield	4.5%	4.0% - 5.3%
December 31, 2018
Commercial mortgage loans, held-for-sale, measured at fair value	$76,863	Discounted Cash Flow	Yield	6.30%	4.7% - 11.3%
Real estate securities, available-for-sale, measured at fair value	$26,412	Discounted Cash Flow	Yield	5.50%	4.0% - 6.0%
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	March 31, 2019
	Commercial Mortgage Loans, held-for-sale, measured at fair value	Real Estate Securities
Beginning balance, January 1, 2019	$76,863	$26,412
Transfers into Level III	—	—
Total realized and unrealized gains (losses) included in earnings:
Realized gains (losses) on sale of commercial mortgage loans held-for-sale	11,181	—
Unrealized gains (losses) on commercial mortgage loans held-for-sale	(336)	—
Net accretion	—	(8)
Unrealized gains (losses) included in OCI (1)	—	145
Purchases	197,925	40,200
Sales / paydowns	(183,294)	(57)
Cash repayments/receipts	—
Transfers out of Level III	—	—
Ending Balance, March 31, 2019	$102,339	$66,692

	December 31, 2018
	Commercial Mortgage Loans, held-for-sale, measured at fair value	Real Estate Securities
Beginning balance, January 1, 2018	$28,531	$—
Transfers into Level III	—	—
Total realized and unrealized gains (losses) included in earnings:
Realized gains (losses) on sale of real estate securities	—	(107)
Realized gain on sale of commercial mortgage loan held-for-sale	11,288	—
Unrealized gains (losses) on commercial mortgage loans held-for-sale	(237)	—
Net accretion	—	(76)
Unrealized gains (losses) included in OCI (1)	—	(459)
Purchases	617,916	39,510
Sales / paydown	(580,635)	(12,456)
Cash repayments/receipts	—	—
Transfers out of Level III	—	—
Ending Balance, December 31, 2018	$76,863	$26,412
________________________
(1) Unrealized gains included in Other comprehensive income ("OCI") are attributable to assets held at March 31, 2019 and December 31, 2018.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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

Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans, held-for-investment and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of March 31, 2019 and December 31, 2018 (dollars in thousands):

		Level	Carrying Amount	Fair Value
March 31, 2019
Commercial mortgage loans, held-for-investment (1)	Asset	III	$2,332,095	$2,334,238
Collateralized loan obligation	Liability	III	1,305,171	1,321,644
Other financing and loan participation - commercial mortgage loans	Liability	III	9,910	10,000
December 31, 2018
Commercial mortgage loans, held-for-investment (1)	Asset	III	$2,211,666	$2,213,650
Collateralized loan obligation	Liability	III	1,505,279	1,518,127
Other financing and loan participation - commercial mortgage loans	Liability	III	9,902	9,902
________________________
(1) The carrying value is gross of $7.3 million and $4.8 million of allowance for loan losses as of March 31, 2019 and December 31, 2018, respectively.
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
March 31, 2019
(Unaudited)

Note 11 - Derivative Instruments
The Company uses derivative instruments primarily to manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.

As of March 31, 2019, the net premiums paid on derivative instrument assets were $1.2 million.

The following derivative instruments were outstanding as of March 31, 2019 and December 31, 2018 (dollars in thousands):

		Fair Value
Contract type	Notional	Assets	Liabilities
As of March 31, 2019
Credit default swaps	$20,000	$390	$—
Interest rate swaps	52,908	94	1,342
Treasury note futures	46,000	—	820
Total	$118,908	$484	$2,162

As of December 31, 2018
Credit default swaps	$45,000	$640	$—
Interest rate swaps	37,965	206	256
Treasury note futures	49,000	—	1,063
Total	$131,965	$846	$1,319

The following table indicates the net realized and unrealized losses on derivatives, by primary underlying risk exposure, as included in loss on derivative instruments in the consolidated statements of operations for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss	Unrealized (Gain)/Loss	Realized (Gain)/Loss
Credit default swaps	$112	$1,378	$(376)	$11
Interest rate swaps	1,197	(415)	287	(244)
Treasury note futures	(243)	350	286	(1,013)
Options	—	145	—	—
Total	$1,066	$1,458	$197	$(1,246)

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

Note 12 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's derivative instruments and repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of March 31, 2019 and December 31, 2018 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2019
Derivative instruments, at fair value	$484	$—	$484	$—	$—	$484
December 31, 2018
Derivative instruments, at fair value	$846	$—	$846	$—	$—	$846

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
March 31, 2019
Repurchase agreements, commercial mortgage loans	$370,889	$—	$370,889	$512,302	$5,010	$—
Repurchase agreements, real estate securities	$22,078	$—	$22,078	$26,750	$357	$—
Derivative instruments, at fair value	$2,162	$—	$2,162	$—	$11,141	$—
December 31, 2018
Repurchase agreements, commercial mortgage loans	$149,440	$—	$149,440	$203,846	$5,010	$—
Repurchase agreements, real estate securities	$44,539	$—	$44,539	$54,973	$305	$—
Derivative instruments, at fair value	$1,319	$—	$1,319	$—	$7,232	$—
________________________
(1) These cash collateral amounts are recorded within the Restricted cash balance on the consolidated balance sheets.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited)

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

The following table represents the Company's operations by segment for the three months ended March 31, 2019 and March 31, 2018 (dollars in thousands):

Three Months Ended March 31, 2019	Total	Real Estate Debt	Real Estate Securities	TRS
Interest income	$46,511	$43,634	$507	$2,370
Interest expense	20,366	18,743	498	1,125
Net income	19,890	14,725	9	5,156
Total assets as of March 31, 2019	2,640,240	2,458,542	66,847	114,851
Three Months Ended March 31, 2018
Interest income	29,408	28,515	—	893
Interest expense	18,674	17,761	161	752
Net income	5,296	3,981	(161)	1,476
Total assets as of December 31, 2018	2,606,078	2,492,440	26,474	87,164

For the purposes of the table above, any expenses not associated with a specific segment have been allocated to the business segments using a percentage derived by using the sum of commercial mortgage loans originated during the year as the denominator and commercial mortgage loans, net and commercial mortgage loans, held-for-sale, measured at fair value as numerator.
Note 14 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q.
Private Placements
Subsequent to March 31, 2019, the Company sold an additional $25.0 thousand of common stock at $16.71 per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Benefit Street Partners Realty Trust, Inc. the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K the fiscal year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission (the "SEC") on March 29, 2019.
As used herein, the terms "we," "our" and "us" refer to Benefit Street Partners Realty Trust, Inc., a Maryland corporation, and, as required by context, to Benefit Street Partners Realty Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to its subsidiaries. We are externally managed by Benefit Street Partners L.L.C. (our "Advisor").
The forward-looking statements contained in this Quarterly Report on Form 10-Q may include, but are not limited to, statements as to:

•	our business and investment strategy;

•	our ability to make investments in a timely manner or on acceptable terms;

•	current credit market conditions and our ability to obtain long-term financing for our investments in a timely manner and on terms that are consistent with what we project when we invest;

•	the effect of general market, real estate market, economic and political conditions, including the recent economic slowdown and dislocation in the global credit markets;

•	our ability to make scheduled payments on our debt obligations;

•	our ability to generate sufficient cash flows to make distributions to our stockholders;

•	our ability to generate sufficient debt and equity capital to fund additional investments

•	our ability to refinance our existing financing arrangements;

•	the degree and nature of our competition;

•	the availability of qualified personnel;

•	we may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act; and

•	our ability to maintain our qualification as a real estate investment trust ("REIT"); and

•	other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018.
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

Overview
We were incorporated in Maryland on November 15, 2012 and have conducted our operations to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2013. The Company, through a subsidiary which is treated as a TRS, is indirectly subject to U.S. federal, state and local income taxes. We commenced in May 2013. We primarily originate, acquire and manage a diversified portfolio of commercial real estate debt investments secured by properties located within and outside of the United States. Commercial real estate debt investments may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. Substantially all of our business is conducted through the OP, a Delaware limited partnership. We are the sole general partner and directly or indirectly hold all of the units of limited partner interests in the OP.
The Company has no direct employees. We are managed by our Advisor pursuant to an Amended and Restated Advisory Agreement, dated January 19, 2018 (the "Advisory Agreement"). Our Advisor manages our affairs on a day-to-day basis. The Advisor receives compensation and fees for services related to the investment and management of our assets and our operations.
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

(collectively, “Franklin Templeton”) acquired the Advisor (the “Transaction”). The Transaction did not impact the terms of the Advisory Agreement and the Transaction did not result in any changes to the executive officers of the Company.
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
Estimated Per Share NAV
On November 7, 2018, our board of directors, upon the recommendation of the Advisor, unanimously approved and established an estimated net asset value ("NAV") per share of the Company’s common stock of $18.75. The estimated per share NAV is based upon the estimated value of the Company’s assets less the Company’s liabilities as of September 30, 2018. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013, including the use of an independent third-party valuation firm to estimate the fair value of our commercial real estate debt investments and commercial mortgage backed securities. See our Quarterly Report on Form 10-Q filed with the SEC on November 13, 2018 for our methodology for calculating our estimated per-share NAV.
There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $18.75 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if our investments were sold and the sale proceeds were distributed upon liquidation of our assets. Such a distribution upon liquidation could be less than $18.75 per share for various reasons including changes in values between the September 30, 2018 valuation date and the date of any liquidation and the costs of a liquidation.
Significant Accounting Policies and Use of Estimates
A summary of our significant accounting policies is set forth in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in this Quarterly Report on Form 10-Q. A full disclosure of our significant accounting polices is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Portfolio
As of March 31, 2019 and December 31, 2018, our portfolio consisted of 100 and 100 commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, respectively. The commercial mortgage loans held for investment as of March 31, 2019 and December 31, 2018 had a total carrying value, net of allowance for loan losses, of $2,324.8 million and $2,206.8 million, respectively. As of March 31, 2019 and December 31, 2018 the Company's total commercial mortgage loans, held for sale, measured at fair value comprised of nine loans with total fair value of $102.3 million and seven loans with total fair value of $76.9 million, respectively. As of March 31, 2019 and December 31, 2018, the Company's real estate securities, available for sale, at fair value comprised of three CMBS investments with total fair value of $66.7 million and two CMBS investments with total fair value of $26.4 million CMBS investments, respectively. For our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, we currently estimate loss rates based on historical realized losses experienced in the industry and take into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. We recorded allowance for loan loss as of March 31, 2019 and December 31, 2018 in the amount of $7.3 million and $4.8 million, respectively. As of March 31, 2019 we had one loan with an unpaid contractual principal balance of $16.8 million and fair value of $9.4 million in non-performing status. During the quarter ended March 31, 2019, we recorded $2.4 million of asset-specific reserve included in loan loss provision/(recovery) on the consolidated statement of operations. We also had one loan with a principal balance of $11.3 million in non-performing status as of March 31, 2019. We continued to accrue interest income on this loan for the three months ended March 31, 2019 as the loan was well secured. As of December 31, 2018, we had one loan with a principal balance of $11.3 million that had interest past due for greater than 90 days.
As of March 31, 2019 and December 31, 2018, our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, had a weighted average coupon of 6.6% and 6.7%, and a weighted average remaining life of 1.4 years and 1.5 years, respectively. As of March 31, 2019 and December 31, 2018, our CMBS investments had a weighted average coupon of 4.9% and 5.0% and a remaining life of 12.0 years and 4.9 years, respectively.

The following charts summarize our portfolio as a percentage of par value, including CMBS, by the collateral type, geographical region and coupon rate type as of March 31, 2019 and December 31, 2018:

An investments region classification is defined according to the below map based on the location of investments secured property.

The following charts show the par value by contractual maturity year for the commercial mortgage loans held for investments in our portfolio as of March 31, 2019 and December 31, 2018:

The following table shows selected data from our commercial mortgage loans portfolio as of March 31, 2019 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 1	Retail	$9,450	1 month LIBOR +4.90%	7.40%	69.2%
Senior Debt 2	Office	38,385	1 month LIBOR +5.25%	7.75%	72.1%
Senior Debt 3	Hospitality	16,800	1 month LIBOR +4.90%	7.40%	74.0%
Senior Debt 4	Retail	14,600	1 month LIBOR +4.25%	6.75%	65.0%
Senior Debt 5	Office	10,700	1 month LIBOR +4.65%	7.15%	70.8%
Senior Debt 6	Industrial	33,655	1 month LIBOR +4.00%	6.50%	65.0%
Senior Debt 7	Retail	13,700	1 month LIBOR +4.75%	7.25%	62.6%
Senior Debt 8	Retail	12,953	1 month LIBOR +5.00%	7.50%	73.3%
Senior Debt 9	Hospitality	12,600	1 month LIBOR +5.50%	8.00%	61.6%
Senior Debt 10	Hospitality	11,265	1 month LIBOR +5.50%	8.00%	71.2%
Senior Debt 11	Retail	23,650	1 month LIBOR +5.00%	7.50%	60.9%
Senior Debt 12	Hospitality	14,900	1 month LIBOR +6.25%	8.75%	69.0%
Senior Debt 13	Office	14,080	1 month LIBOR +4.45%	6.95%	64.2%
Senior Debt 14	Office	10,400	1 month LIBOR +5.50%	8.00%	74.0%
Senior Debt 15	Multifamily	39,523	1 month LIBOR +5.50%	8.00%	76.0%
Senior Debt 16	Hospitality	8,875	1 month LIBOR +6.20%	8.70%	67.7%
Senior Debt 17	Office	26,420	1 month LIBOR +4.15%	6.65%	69.5%
Senior Debt 18	Multifamily	34,875	1 month LIBOR +3.75%	6.25%	71.2%
Senior Debt 19	Office	12,400	1 month LIBOR +4.00%	6.50%	69.7%
Senior Debt 20	Hospitality	10,600	1 month LIBOR +5.00%	7.50%	61.6%
Senior Debt 21	Office	21,000	1 month LIBOR +4.25%	6.75%	68.6%
Senior Debt 22	Hospitality	7,681	1 month LIBOR +5.75%	8.25%	77.0%
Senior Debt 23	Multifamily	18,646	1 month LIBOR +3.62%	6.12%	69.5%
Senior Debt 24	Multifamily	12,827	1 month LIBOR +5.75%	8.25%	63.9%
Senior Debt 25	Hospitality	57,075	1 month LIBOR +5.19%	7.69%	51.8%
Senior Debt 26	Multifamily	13,481	1 month LIBOR +5.50%	8.00%	68.4%
Senior Debt 27	Multifamily	43,155	1 month LIBOR +4.50%	7.00%	22.4%
Senior Debt 28	Hospitality	10,250	1 month LIBOR +5.25%	7.75%	60.7%
Senior Debt 29	Hospitality	19,650	1 month LIBOR +4.41%	6.90%	48.1%
Senior Debt 30	Multifamily	19,040	1 month LIBOR +3.60%	6.10%	80.5%
Senior Debt 31	Multifamily	11,841	1 month LIBOR +3.30%	5.80%	70.9%
Senior Debt 32	Multifamily	27,300	1 month LIBOR +3.50%	6.00%	75.0%
Senior Debt 33	Office	24,350	1 month LIBOR +4.65%	7.15%	56.4%
Senior Debt 34	Hospitality	21,000	1 month LIBOR +4.00%	6.50%	54.8%
Senior Debt 35	Office	20,196	1 month LIBOR +3.70%	6.20%	58.9%
Senior Debt 36	Multifamily	20,741	1 month LIBOR +4.25%	6.75%	75.0%
Senior Debt 37	Multifamily	15,429	1 month LIBOR +3.65%	6.15%	77.0%
Senior Debt 38	Multifamily	42,000	1 month LIBOR +3.70%	6.20%	63.7%
Senior Debt 39	Hospitality	13,500	1 month LIBOR +4.75%	7.25%	59.9%
Senior Debt 40	Hospitality	15,000	1 month LIBOR +4.95%	7.45%	52.6%
Senior Debt 41	Hospitality	27,169	1 month LIBOR +4.00%	6.50%	68.0%
Senior Debt 42	Hospitality	20,806	1 month LIBOR +4.40%	6.90%	72.7%
Senior Debt 43	Multifamily	31,750	1 month LIBOR +3.60%	6.10%	83.6%
Senior Debt 44	Self Storage	4,120	1 month LIBOR +4.05%	6.55%	45.5%
Senior Debt 45	Self Storage	6,496	1 month LIBOR +5.05%	7.55%	55.8%
Senior Debt 46	Retail	50,837	1 month LIBOR +4.25%	6.75%	87.1%
Senior Debt 47	Multifamily	7,725	1 month LIBOR +4.25%	6.75%	80.6%
Senior Debt 48	Office	23,000	1 month LIBOR +3.65%	6.15%	66.5%
Senior Debt 49	Self Storage	7,306	1 month LIBOR +5.05%	7.55%	57.6%
Senior Debt 50	Multifamily	83,775	1 month LIBOR +3.50%	6.00%	71.8%
Senior Debt 51	Multifamily	40,000	1 month LIBOR +3.75%	6.25%	70.4%
Senior Debt 52	Self Storage	2,400	1 month LIBOR +4.05%	6.55%	37.6%
Senior Debt 53	Multifamily	10,500	1 month LIBOR +5.54%	8.03%	64.4%
Senior Debt 54	Self Storage	6,310	1 month LIBOR +5.05%	7.55%	59.1%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 55	Multifamily	21,980	1 month LIBOR +3.15%	5.65%	79.7%
Senior Debt 56	Multifamily	11,590	1 month LIBOR +3.75%	6.25%	85.9%
Senior Debt 57	Multifamily	66,000	1 month LIBOR +3.75%	6.25%	76.8%
Senior Debt 58	Multifamily	17,250	1 month LIBOR +3.95%	6.45%	70.0%
Senior Debt 59	Retail	22,203	1 month LIBOR +4.95%	7.45%	85.4%
Senior Debt 60	Hospitality	22,355	1 month LIBOR +4.00%	6.50%	68.8%
Senior Debt 61	Hospitality	34,000	1 month LIBOR +4.50%	7.00%	36.2%
Senior Debt 62	Mixed-Use	105,268	1 month LIBOR +4.00%	6.50%	67.0%
Senior Debt 63	Mixed-Use	27,008	1 month LIBOR +4.75%	7.25%	49.0%
Senior Debt 64	Multifamily	11,225	1 month LIBOR +3.50%	6.00%	74.6%
Senior Debt 65	Multifamily	17,840	1 month LIBOR +3.30%	5.80%	83.1%
Senior Debt 66	Office	19,800	1 month LIBOR +3.75%	6.25%	70.0%
Senior Debt 67	Office	50,000	1 month LIBOR +4.23%	6.73%	59.6%
Senior Debt 68	Self Storage	3,699	1 month LIBOR +6.00%	8.50%	58.9%
Senior Debt 69	Multifamily	7,250	1 month LIBOR +4.00%	6.50%	75.6%
Senior Debt 70	Multifamily	106,540	1 month LIBOR +3.10%	5.60%	79.1%
Senior Debt 71	Office	12,920	1 month LIBOR +3.40%	5.90%	67.5%
Senior Debt 72	Retail	29,500	6.25%	6.25%	68.5%
Senior Debt 73	Multifamily	25,500	1 month LIBOR +3.50%	6.00%	73.3%
Senior Debt 74	Multifamily	13,698	1 month LIBOR +3.53%	6.02%	65.4%
Senior Debt 75	Self Storage	6,125	1 month LIBOR +5.50%	8.00%	68.1%
Senior Debt 76	Office	35,914	1 month LIBOR +3.71%	6.21%	62.4%
Senior Debt 77	Multifamily	14,446	1 month LIBOR +3.15%	5.65%	80.3%
Senior Debt 78	Multifamily	20,284	1 month LIBOR +3.40%	5.90%	80.5%
Senior Debt 79	Multifamily	29,900	1 month LIBOR +3.35%	5.85%	73.0%
Senior Debt 80	Multifamily	36,460	1 month LIBOR +3.10%	5.60%	75.5%
Senior Debt 81	Industrial	12,000	1 month LIBOR +4.5%	7.00%	71.6%
Senior Debt 82	Self Storage	13,900	1 month LIBOR +4.00%	6.50%	69.5%
Senior Debt 83	Multifamily	10,020	1 month LIBOR +3.45%	5.95%	76.8%
Senior Debt 84	Multifamily	73,620	1 month LIBOR +3.45%	5.95%	76.3%
Senior Debt 85	Land	16,400	1 month LIBOR +6.00%	8.50%	45.7%
Senior Debt 86	Hospitality	8,728	1 month LIBOR +4.80%	7.30%	62.5%
Senior Debt 87	Retail	14,500	1 month LIBOR +4.75%	7.25%	53.5%
Senior Debt 88	Industrial	11,358	1 month LIBOR +3.95%	6.45%	66.4%
Senior Debt 89	Multifamily	87,700	1 month LIBOR +2.99%	5.48%	46.0%
Senior Debt 90	Multifamily	48,500	1 month LIBOR +3.75%	6.25%	69.5%
Senior Debt 91	Multifamily	31,130	1 month LIBOR +3.25%	5.75%	73.8%
Senior Debt 92	Multifamily	34,031	1 month LIBOR +5.20%	7.70%	70.7%
Senior Debt 93	Office	7,200	1 month LIBOR +3.90%	6.40%	67.6%
Senior Debt 94	Hospitality	10,000	1 month LIBOR +4.95%	7.45%	69.0%
Senior Debt 95	Manufactured Housing	8,353	1 month LIBOR +3.90%	6.40%	60.3%
Senior Debt 96	Self Storage	4,710	1 month LIBOR +5.00%	7.50%	66.7%
Senior Debt 97	Hospitality	17,908	5.75%	5.75%	52.9%
Mezzanine Loan 1	Multifamily	3,480	9.50%	9.50%	84.3%
Mezzanine Loan 2	Office	10,000	10.00%	10.00%	78.7%
Mezzanine Loan 3	Multifamily	22,800	1 month LIBOR +8.01%	10.50%	57.9%
		$2,341,280		6.6%	67.2%
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
(2) Loan to value percentage is from metrics at origination.

The following table shows selected data from our commercial mortgage loans, held-for-sale, measured at fair value.

Loan Type	Property Type	Par Value	Interest Rate	Effective Yield	Loan to Value (1)
TRS Senior Debt 1	Multifamily	$4,494	5.53%	5.5%	66.0%
TRS Senior Debt 2	Multifamily	21,000	5.50%	5.5%	70.0%
TRS Senior Debt 3	Multifamily	18,750	5.15%	5.2%	68.9%
TRS Senior Debt 4	Hospitality	35,500	5.60%	5.6%	67.0%
TRS Senior Debt 5	Retail	12,800	5.40%	5.4%	61.0%
TRS Senior Debt 6	Multifamily	4,768	5.64%	5.6%	69.2%
TRS Mezzanine Loan 1	Multifamily	1,100	11.01%	11.0%	68.4%
TRS Mezzanine Loan 2	Multifamily	1,000	11.00%	11.0%	68.9%
TRS Mezzanine Loan 3	Retail	3,500	10.00%	10.0%	59.7%
		$102,912		5.7%	67.1%
________________________
(1) Loan to value percentage is from metrics at origination.

The following table shows selected data from our real estate securities, available-for-sale, at fair value (dollars in thousands):

Type	Par Value	Interest Rate	Effective Yield
CMBS 1	$13,250	1M LIBOR + 2.95%	5.5%
CMBS 2	13,442	1M LIBOR + 2.10%	4.6%
CMBS 3	40,000	1M LIBOR + 2.35%	4.9%
	$66,692		4.9%

Results of Operations
Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018
We conduct our business through the following segments:

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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2019 and March 31, 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019			2018
	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$2,325,959	$43,634	7.5%	$1,535,788	$28,515	7.4%
Real estate conduit	150,821	2,370	6.3%	78,833	893	4.5%
Real estate securities	41,151	507	4.9%	—	—	N/A
Total	$2,517,931	$46,511	7.4%	$1,614,621	$29,408	7.3%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$357,850	$5,046	5.6%	$313,509	$4,212	5.4%
Other financing and loan participation - commercial mortgage loans	9,904	123	5.0%	21,242	489	9.2%
Repurchase Agreements - real estate securities	52,711	498	3.8%	19,542	161	3.3%
Collateralized loan obligations	1,385,288	14,583	4.2%	740,796	13,722	7.4%
Derivative instruments	—	116	N/A	—	90	N/A
Total	$1,805,753	$20,366	4.5%	$1,095,089	$18,674	6.8%
Net interest income/spread		$26,145	2.9%		$10,734	0.5%
Average leverage %(5)	71.7%			67.8%
Weighted average levered yield(6)			14.7%			8.3%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the three months ended March 31, 2019 and March 31, 2018, respectively.
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
Interest income
Interest income for the three months ended March 31, 2019 and March 31, 2018 totaled $46.5 million and $29.4 million, respectively. As of March 31, 2019, our portfolio consisted of 100 commercial mortgage loans, nine commercial mortgage loans, held-for-sale, measured at fair value and three investments in CMBS. The main drivers in the increase in interest income were the increase in the 1 Month LIBOR, the benchmark for our loans and an increase of $903.3 million in the average carrying value of our interest-earning assets.
Interest expense
Interest expense for the three months ended March 31, 2019 increased to $20.4 million compared to interest expense for three months ended March 31, 2018 of $18.7 million. The increase in interest expense was due to an increase in the 1 Month LIBOR, the benchmark index for our financing lines and an increase of $710.7 million in the average carrying value of our interest-bearing liabilities, of which approximately $644.5 million is an increase due to two CLOs issued in 2018.
Realized Gain/Loss on Commercial Mortgage Loans Held-for-Sale
Realized loss on commercial mortgage loans held-for-sale for the three months ended March 31, 2019 was $25.0 thousand on the sale of one commercial mortgage loan held-for-sale for proceeds of $5.0 million compared to $28.0 thousand for the three months ended March 31, 2018 on the sale of one commercial mortgage loan held-for-sale.

Realized gain on commercial mortgage loans held-for-sale, measured at fair value at the TRS for the three months ended March 31, 2019 was $11.2 million compared to a realized gain of $2.3 million for the three months ended March 31, 2018. The $8.9 million increase in realized gain was due to a combination of higher sale volume and higher profit margin from the sale of fixed-rate commercial real estate loans into the CMBS securitization market during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Total proceeds were $183.3 million for the three months ended March 31, 2019 compared to $81.7 million for the three months ended March 31, 2018.
Expenses from operations
Expenses from operations for the three months ended March 31, 2019 and March 31, 2018 were made up of the following (dollars in thousands):

	Three months ended March 31,
	2019	2018
Asset management and subordinated performance fee	$3,644	$2,241
Administrative services expenses	3,963	3,196
Acquisition expenses	248	65
Professional fees	2,095	2,226
Other expenses	896	1,325
Total expenses from operations	$10,846	$9,053

The increase in our expenses from operations was primarily related to asset management and subordinated performance fees and administrative services expenses. During the three months ended March 31, 2019 and March 31, 2018, we incurred asset management and subordinated performance fees of $3.6 million and $2.2 million, respectively. The increase in asset management fees was primarily due to additional equity raised during the three months ended March 31, 2019. For the three months ended March 31, 2019, we incurred approximately $4.0 million of administrative service expenses related to general and administrative expense reimbursement, of which the full amount was attributable to our Advisor; compared to $3.2 million of administrative services expense for the three months ended March 31, 2018, an increase of approximately $0.8 million. Additionally, during the three months ended March 31, 2019 and March 31, 2018, we incurred $248.0 thousand and $65.0 thousand of acquisition expenses, respectively, an increase of approximately $183.0 thousand. The increases in administrative expense reimbursement and acquisition expenses are due to increases in overall Company growth, and origination activities.
Liquidity and Capital Resources
Our principal demands for cash will be funding our loan investments, continuing debt service obligations, distributions to our stockholders and the payment of our operating and administrative expenses.
We expect to use additional debt and equity financing as a source of capital. Our board of directors currently intends to operate at a leverage level of between one to three times book value of equity. However, our board of directors may change this target without shareholder approval. In addition, since January 1, 2019, we have raised an additional $34.4 million of common and preferred equity in private placements to institutional and individual investors, and we expect to continue to raise capital in private placements in 2019. We anticipate that our debt and equity financing sources and our anticipated cash generated from operations will be adequate to fund our anticipated uses of capital.
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
Collateralized Loan Obligations
As of March 31, 2019 and December 31, 2018 the notes issued by BSPRT 2017-FL1 Issuer, a wholly owned indirect subsidiary of the Company, are collateralized by interests in a pool of eight and 15 mortgage assets having a total principal balance of $101.0 million and $216 million, respectively (the “2017-FL1 Mortgage Assets”). The sale of the 2017-FL1 Mortgage Assets to BSPRT 2017-FL1 Issuer was governed by a Mortgage Asset Purchase Agreement dated as of June 29, 2017, between the Company and BSPRT 2017-FL1 Issuer.
As of March 31, 2019 and December 31, 2018 the notes issued by BSPRT 2017-FL2 Issuer, a wholly owned indirect subsidiary of the Company, are collateralized by interests in a pool of 15 and 12 mortgage assets having a total principal balance of $195.0 million and $244.6 million, respectively (the “2017-FL2 Mortgage Assets”). The sale of the 2017-FL2 Mortgage Assets to BSPRT 2017-FL2 Issuer was governed by a Mortgage Asset Purchase Agreement dated as of November 29, 2017, between the Company and BSPRT 2017-FL2 Issuer.

As of March 31, 2019 and December 31, 2018 the notes issued by BSPRT 2018-FL3 Issuer, Ltd. (the “Issuer”) and BSPRT 2018-FL3 Co-Issuer, LLC (the “Co-Issuer”), both wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 42 and 41 mortgage assets having a principal balance of $607.8 million and $609.3 million, respectively (the "2018-FL3 Mortgage Assets"). The sale of the 2018-FL3 Mortgage Assets to BSPRT 2018-FL3 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of April 5, 2018, between the Company and BSPRT 2018-FL3 Issuer.
As of March 31, 2019 and December 31, 2018 the notes issued by BSPRT 2018-FL4 Issuer, Ltd. (the “CLO Issuer”) and BSPRT 2018-FL4 Co-Issuer, LLC (the “Co-CLO Issuer”), both wholly owned indirect subsidiaries of the Company, collateralized by interests in a pool of 40 and 41 mortgage assets having a principal balance of $867.3 million and $859.3 million, respectively (the "2018-FL4 Mortgage Assets"). The sale of the 2018-FL4 Mortgage Assets to BSPRT 2018-FL4 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of October12, 2018, between the Company and BSPRT 2018-FL4 Issuer.
Repurchase Agreements, Commercial Mortgage Loans
As of March 31, 2019, we have repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), U.S Bank National Association (the "USB Repo Facility"), Barclays Bank PLC (the "Barclays Revolver Facility" and the "Barclays Repo Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, USB Repo Facility, WF Repo Facility, Barclays Revolver Facility and Barclays Repo Facility, the "Repo Facilities").
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
The details of our Repo Facilities at March 31, 2019 and December 31, 2018 are as follows (dollars in thousands):

As of March 31, 2019				Ending Weighted Average Interest Rate	Initial Term Maturity
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)
JPM Repo Facility (2)	$520,000	$172,965	$1,921	4.52%	1/30/2020
USB Repo Facility (3)	100,000	8,518	149	4.23%	6/15/2020
CS Repo Facility (4)	300,000	169,960	2,276	4.64%	3/27/2020
WF Repo Facility (5)	175,000	19,446	378	4.60%	11/21/2020
Barclays Revolver Facility (6)	100,000	—	303	6.24%	9/19/2019
Barclays Repo Facility (7)	300,000	—	19	4.58%	3/15/2022
Total	$1,495,000	$370,889	$5,046
__________________________
(1) For the three months ended March 31, 2019. Includes amortization of deferred financing costs.
(2) Includes a one-year extension at the Company's option.
(3) Includes two one-year extensions at the option of an indirect wholly-owned subsidiary of the Company, which may be exercised upon the satisfaction of certain conditions.
(4) On March 26, 2019, the Company exercised the extension option upon the satisfaction of certain conditions, and extended the term maturity to March 27, 2020.
(5) Includes three one-year extensions at the Company’s option, which may be exercised upon the satisfaction of certain conditions.
(6) Includes a one-year extension at the Company's option.
(7) Includes two one-year extensions at the Company's option.

As of December 31, 2018				Ending Weighted Average Interest Rate	Initial Term Maturity
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)
JPM Repo Facility (2)	$520,000	$72,906	$3,154	4.55%	1/30/2020
GS Repo Facility (3)	—	—	185	N/A	12/27/2018
USB Repo Facility (4)	100,000	—	73	4.71%	6/15/2020
CS Repo Facility (5)	300,000	76,534	662	4.69%	6/19/2019
WF Repo Facility (6)	175,000	—	—	4.71%	11/21/2020
Barclays Revolver Facility (7)	100,000	—	138	6.24%	9/19/2019
Total	$1,195,000	$149,440	$4,212
_______________________
(1) For the three months ended March 31, 2018. Includes amortization of deferred financing costs.
2) On January 30, 2018 the committed financing amount was upsized from $300 million to $520 million and the maturity date was amended to January 30, 2020. Includes a one-year extension at the Company's option.
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
Other financing and loan participation - Commercial Mortgage Loans
On December 11, 2018, we transferred $10.0 million of our interest in a term loan to City National Bank ("City National Financing") via a participation agreement. As of March 31, 2019, the City National Financing accrued interest at a per annum rate 4.6%. The Company incurred $0.1 million of interest expense on the City National Financing for the three months ended March 31, 2019.
CMBS Master Repurchase Agreements ("MRAs")
We entered into various MRAs that allow us to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary. As of March 31, 2019 and December 31, 2018, we were party to six MRAs, of which two and one were in use for each respective periods presented, described below (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged(1)	Interest Rate	Days to Maturity
As of March 31, 2019
JP Morgan Securities LLC	$22,078	$38	$26,750	3.65%	12
Total/Weighted Average	$22,078	$38	$26,750	3.65%	12

As of December 31, 2018
JP Morgan Securities LLC	$21,961	$27	$26,750	3.67%	18
Wells Fargo Securities, LLC	22,578	47	28,223	3.93	11
Total/Weighted Average	$44,539	$74	$54,973	3.80%	14.5
________________________
(1) Collateral includes $0.0 million and $28.2 million of CLO notes, held by the Company, which eliminates within the real estate securities, at fair value line of the consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively.

The following tables summarize our Repurchase Agreements, Commercial Mortgage Loans and our MRAs for the three months ended March 31, 2019, 2018 and 2017, respectively:

	As of March 31, 2019
	Amount Outstanding	Average Outstanding Balance
Repurchase Agreements, Commercial Mortgage Loans	$370,889	$357,850
Repurchase Agreements, Real Estate Securities	$22,078	$52,711

	As of March 31, 2018
	Amount Outstanding	Average Outstanding Balance
Repurchase Agreements, Commercial Mortgage Loans	$501,310	$313,509
Repurchase Agreements, Real Estate Securities	$—	$19,542

	As of March 31, 2017
	Amount Outstanding	Average Outstanding Balance
Repurchase Agreements, Commercial Mortgage Loans	$340,948	$280,468
Repurchase Agreements, Real Estate Securities	$52,174	$63,611

The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the three months ended March 31, 2019, the maximum average outstanding balance was $473.4 million, at the end of February 28, 2019, of which $427.8 million was related to repurchase agreements on our commercial mortgage loans and $45.7 million for repurchase agreements on our real estate securities.
During the three months ended March 31, 2018, the maximum average outstanding balance was $516.9 million, at the end of March 31, 2018, all of which was related to repurchase agreements on our commercial mortgage loans.
During the three months ended March 31, 2017, the maximum average outstanding balance was $357.1 million, at the end of March 31, 2017, of which $300.6 million was related to repurchase agreements on our commercial mortgage loans and $56.5 million for repurchase agreements on our real estate securities.
Private Placements
Since February 2018, we have been conducting offerings of its common stock and Series A redeemable convertible preferred stock ("Preferred Stock") in offerings exempt from the registration requirements of the Securities Act. The following table summarizes the sales of common stock in these offerings (dollars in thousands, except share amounts):

	Total
	Shares Issued	Purchase Price
Balance, December 31, 2018	7,534,358	$124,335
January 2019	136,146	2,275
February 2019	655,296	10,950
March 2019	367,145	6,135
Balance, March 31, 2019	8,692,945	$143,695
As of March 31, 2019, we had $25.0 thousand outstanding of binding purchase commitments for common stock.

The following table summarizes the sales of Preferred Stock in these offerings (dollars in thousands, except share` amounts):

	Total
	Shares Issued	Proceeds
Balance, December 31, 2018	29,249	$146,245
January 2019	—	—
February 2019	2,996	14,979
March 2019	—	—
Balance, March 31, 2019	32,245	$161,224
As of March 31, 2019, we did not have any outstanding binding purchase commitments for Preferred Stock.

The following tables present the activity in our Preferred Stock for the periods ended March 31, 2019 and March 31, 2018, respectively (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2018	29,249	$145,786
Issuance of Preferred Stock	2,996	14,979
Amortization of offering costs	—	25
Ending Balance, March 31, 2019	32,245	$160,790

	Shares	Amount
Balance, December 31, 2017	—	$—
Issuance of Preferred Stock	—	—
Amortization of offering costs	—	—
Ending Balance, March 31, 2018	—	$—

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
The below table shows the distributions paid on shares outstanding of common stock during the three months ended March 31, 2019 and March 31, 2018 (dollars in thousands):

Three Months Ended March 31, 2019 Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 4, 2019	$3,576	$1,171
February 1, 2019	3,657	1,168
March 1, 2019	3,333	1,053
Total	$10,566	$3,392

Three Months Ended March 31, 2018 Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2018	$2,649	$1,242
February 1, 2018	2,665	1,233
March 1, 2018	2,386	1,098
Total	$7,700	$3,573
The following table shows the sources for the payment of distributions to common stockholders for the periods presented (dollars in thousands):

	Three months ended March 31,
	2019		2018
Distributions:
Cash distributions paid	$10,566		$7,700
Distributions reinvested	3,392		3,573
Total distributions	$13,958		$11,273
Source of distribution coverage:
Net Income (Loss) (GAAP)	$10,566	75.7%	$5,296	47.0%
Available cash on hand	—	—%	2,404	21.3%
Common stock issued under DRIP	3,392	24.3%	3,573	31.7%
Total sources of distributions	$13,958	100.0%	$11,273	100.0%
Net income applicable to common stock (GAAP)	$16,108		$5,296
Cash Flows
Cash Flows for the Three Months Ended March 31, 2019
Net cash used in operating activities for the three months ended March 31, 2019 was $3.8 million. Cash inflows were primarily driven by an increase in net income to $19.9 million, offset by net cash outflows of $25.8 million related to originations of and proceeds from sales of commercial mortgage loans, measured at fair value.
Net cash used in investing activities for the three months ended March 31, 2019 was $115.9 million. Cash outflows were primarily driven by the origination and acquisition of $310.9 million of commercial mortgage loans and purchase of real estate securities of $40.2 million. Outflows were offset by proceeds from principal repayments of $235.6 million received on commercial mortgage loans.
Net cash provided by financing activities for the three months ended March 31, 2019 was $12.0 million. Cash inflows were primarily driven by proceeds from net borrowing on the Repo Facilities of $221.4 million and proceeds from net borrowing on our CMBS MRAs of $22.5 million. Inflows were partially offset by the payment of $13.8 million in cash distributions to stockholders and $7.2 million of stock repurchases and repayments on CLOs of $200.4 million.
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
Net cash used in investing activities for the three months ended March 31, 2018 was $224.8 million. Cash outflows of $374.7 million was due to new originations and purchases of commercial mortgage loans, held for investment. This was partially offset by $150.3 million of proceeds from principal repayments received on commercial mortgage loans, held for investment.
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
Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of March 31, 2019 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$175,548	$120,742	$—	$—	$296,290
JPM Repo Facility	—	172,965	—	—	172,965
USB Repo Facility	—	8,518	—	—	8,518
CS Repo Facility	169,960	—	—	—	169,960
WF Repo Facility	—	19,446	—	—	19,446
CLOs (2)	—	—	—	1,325,211	1,325,211
JPM MRA	22,078	—	—	—	22,078
Total	$367,586	$321,671	$—	$1,325,211	$2,014,468
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $186.5 million and $186.5 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of March 31, 2019 and December 31, 2018.
In addition, we have contractual obligations under our agreements with the Advisor as described below.
Related Party Arrangements
Benefit Street Partners L.L.C.
Amended Advisory Agreement
Refer to “Note 9 - Related Party Transactions and Arrangements” for a summary of the Company’s Advisory Agreement with the Advisor and amounts paid to the Advisor pursuant to the Advisory Agreement for the three months ended March 31, 2019 and 2018.
Investment in Common and Preferred Stock
Refer to “Note 7 - Stock Transactions” for a description of the Company’s private placements. Since February 2018, officers of the Company and other employees of the Advisor and its affiliates (“Manager Investors”) have acquired common stock and Preferred Stock in these private placements on substantially the same terms as purchases by third party institutional investors unaffiliated with the Company or the Advisor. As of March 31, 2019, the Manager Investors have acquired in these private placements 2,012,959 shares of common stock for an aggregate purchase price of $33.6 million and 115 shares of Preferred Stock for an aggregate purchase price (which included accrued dividends) of $0.6 million
The Manager Investors have agreed with the Advisor not to sell or otherwise transfer the securities purchased in the private placement without the consent of the Advisor, prior to 180 days after a listing of the Company’s common stock on a national securities exchange. In addition, the Manager Investors will not be eligible to participate in the SRP for at least three years.
The board of directors and the Nominating and Corporate Governance Committee of the board of directors each reviewed and unanimously approved the Company’s issuance of shares to the Manager Investors and the terms of the offering.
Loan Acquisitions
On February 22, 2018, the Company purchased commercial mortgage loans from an entity that is an affiliate of our Advisor, for an aggregate purchase price of $27.8 million. The purchase of the commercial mortgage loans and the $27.8 million purchase price were approved by the Company’s board of directors. These loans are expected to be sold into a securitization vehicle through our TRS segment. On April 18, 2018, we sold $23.3 million of these commercial mortgage loans into a CMBS securitization. The remaining $4.5 million of these commercial mortgage loans are recorded in commercial mortgage loans, held-for-sale, measured at fair value on the consolidated balance sheet as of March 31, 2019.
Off Balance Sheet Arrangements
We currently have no off balance sheet arrangements as of March 31, 2019 and through the date of the filing of this Form 10-Q.
Non-GAAP Financial Measures
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT") and the Investment Program Association ("IPA") industry trade groups, have each promulgated measures respectively known as funds from operations ("FFO") and modified funds from operations ("MFFO"), which we believe to be appropriate supplemental measures to reflect the operating performance of a REIT. The use of FFO and MFFO is recommended by the REIT industry as supplemental performance measures. However, FFO and MFFO are not substitutes to generally accepted accounting principles ("GAAP") net income or loss. We believe our presentations of FFO and MFFO assist investors in analyzing and comparing our operating and financial performance between reporting periods
We define FFO, a non-GAAP measure, consistent with the standards established by NAREIT defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of depreciable property, property and asset impairment write-downs, real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures on the same basis. Our business plan is to operate as a mortgage REIT with our portfolio consisting of commercial mortgage loan investments and investments in real estate securities. We will typically have no FFO adjustments to our net income or loss computed in accordance with GAAP as a result of operating as a mortgage REIT. Although we have the ability to acquire real property, we have not acquired any at this time and as such have not had any FFO adjustments to our net income or loss computed in accordance with GAAP.
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

The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the three months ended March 31, 2019 and March 31, 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Funds From Operations:
Net income	$19,890	$5,296
Funds from operations	$19,890	$5,296
Modified Funds From Operations:
Funds from operations	$19,890	$5,296
Amortization of premiums, discounts and fees on investments, net	(1,506)	(1,006)
Acquisition fees and acquisition expenses	248	65
Unrealized (gain) loss on financial instruments	1,402	(438)
Loan loss (recovery)/provision	2,495	82
Modified funds from operations (1)	$22,529	$3,999
__________________________
(1) Modified funds from operations three months ended March 31, 2018 of $4.0 million includes a non-cash charge of $6.4 million related to the call RFT 2015-FL1 CLO on February 15, 2018. Excluding this non-cash charge, modified funds from operations would have been $10.4 million.

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
As of March 31, 2019 and December 31, 2018, our portfolio included 98 and 64 variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 25 or 50 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity (dollars in thousands):

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	March 31, 2019	December 31, 2018
(-) 25 Basis Points	(1.68)%	(1.38)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	3.36%	2.75%
(+) 100 Basis Points	6.71%	5.50%

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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings.
The Company has no knowledge of material pending legal proceedings, other than ordinary routine litigation incidental to the business, or material pending or threatened regulatory proceedings, against the Company at this time.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors" contained in the Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes from these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
Refer to "Note 7 - Stock Transactions" to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the common stock purchase agreements and preferred stock purchase agreements we entered into with certain accredited investors, certain officers of the Company, and certain owners, employees and associates of the Advisor and its affiliates pursuant to which such persons committed to buy shares of our common stock and Preferred Stock. During the three months ended March 31, 2019, the Company has sold 1,161,583 shares of common stock for proceeds of $19.4 million, and 2,996 shares of Preferred Stock for proceeds of $15.0 million.
The offer and sale of the common stock and Preferred Stock pursuant to the Common Stock Purchase Agreements and Preferred Stock Purchase Agreements were conducted in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities
Share repurchase activity under the SRP during three months ended March 31, 2019 was as follows:

	Number of Shares Repurchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2019	387,530	$18.60	387,530	(1)
February 1 - February 28, 2019	—	N/A	—	(1)
March 1 - March 31, 2019	—	N/A	—	(1)
Total	387,530	$18.60	387,530
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
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1(1)	Master Repurchase and Securities Contract, dated March 15, 2019, among the Company, BSPRT BB FLOAT, LLC, BSPRT BB Fixed, LLC and BARCLAYS BANK PLC.
10.2(2)	Guarantee Agreement, dated March 15, 2019, between the Company and BARCLAYS BANK PLC.
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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Benefit Street Partners Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________________________________
(1) Filed as exhibit 10.30 to our Annual Report on Form 10-K filed with the SEC on March 29, 2019 and incorporated by reference herein.
(2) Filed as exhibit 10.31 to our Annual Report on Form 10-K filed with the SEC on March 29, 2019 and incorporated by reference herein.
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benefit Street Partners Realty Trust, Inc.
Dated:	May 14, 2019	By	/s/ Richard J. Byrne
Name: Richard J. Byrne
Title: Chief Executive Officer and President
(Principal Executive Officer)

Dated:	May 14, 2019	By	/s/ Jerome S. Baglien
Name: Jerome S. Baglien
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)