Form 10-Q
period 2019-06-30
Benefit Street Partners Realty Trust, Inc.
filed 2019-08-13
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2019
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
Emerging growth filer ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of July 31, 2019 was 42,651,847.

2

BENEFIT STREET PARTNERS REALTY TRUST, INC.

TABLE OF CONTENTS

i

PART I
Item 1. Consolidated Financial Statements and Notes (unaudited)

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Cash and cash equivalents	$164,541	$191,390
Restricted cash	13,693	13,029
Commercial mortgage loans, held for investment, net of allowance of 7,904 and 4,836	2,546,617	2,206,830
Commercial mortgage loans, held-for-sale, measured at fair value	104,045	76,863
Real estate securities, available for sale, measured at fair value	133,757	26,412
Derivative instruments, measured at fair value	262	846
Other real estate investments, measured at fair value	2,511	—
Receivable for loan repayment (1)	74,712	73,684
Accrued interest receivable	14,533	12,789
Prepaid expenses and other assets	4,434	4,235
Total assets	$3,059,105	$2,606,078
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$1,885,039	$1,505,279
Repurchase agreements - commercial mortgage loans	132,870	149,440
Repurchase agreements - real estate securities	85,022	44,539
Other financing and loan participation - commercial mortgage loans	—	9,902
Derivative instruments, measured at fair value	4,234	1,319
Interest payable	3,395	3,025
Distributions payable	6,083	5,834
Accounts payable and accrued expenses	6,955	4,497
Due to affiliates	3,266	3,229
Total liabilities	$2,126,864	$1,727,064
Commitment and contingencies (See Note 8)
Redeemable convertible preferred stock Series A, $0.01 par value, 40,000 authorized, 32,246 issued and outstanding as of June 30, 2019 and 29,249 issued and outstanding as of December 31, 2018	$160,823	$145,786
Equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 949,999,000 shares authorized, 41,720,045 and 39,303,710 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	419	395
Additional paid-in capital	866,975	827,558
Accumulated other comprehensive income (loss)	(379)	(459)
Accumulated deficit	(95,597)	(94,266)
Total stockholders' equity	$771,418	$733,228
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$3,059,105	$2,606,078
___________________
(1) Includes $74.7 million and $73.7 million of cash held by servicer related to loan payoffs pledged to the CLOs as of June 30, 2019 and December 31, 2018, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Interest income	$48,225	$34,127	$94,736	$63,535
Less: Interest expense	25,869	14,389	46,235	33,063
Net interest income	$22,356	$19,738	48,501	30,472
Expenses:
Asset management and subordinated performance fee	3,805	2,266	7,449	4,507
Acquisition expenses	270	51	518	116
Administrative services expenses	3,556	3,125	7,519	6,321
Professional fees	2,568	2,668	4,663	5,227
Other expenses	836	1,150	1,732	2,142
Total expenses	$11,035	$9,260	21,881	18,313
Other (income)/loss:
Loan loss provision/(recovery)	$573	$2,354	3,068	2,436
Realized (gain)/loss on sale of commercial mortgage loan held-for-sale	—	—	25	28
Realized (gain)/loss on sale of commercial mortgage loan, held-for-sale, measured at fair value	(7,237)	(4,042)	(18,418)	(6,346)
Unrealized (gain)/loss on commercial mortgage loans, held-for-sale, measured at fair value	(568)	(70)	(232)	(705)
Unrealized (gain)/loss on derivatives	2,004	(87)	3,070	110
Realized (gain)/loss on derivatives	1,626	(271)	3,084	(1,517)
Total other (income)/loss	$(3,602)	$(2,116)	$(9,403)	$(5,994)
Income/(loss) before taxes	14,923	12,594	36,023	18,153
Provision/(benefit) for income tax	397	492	1,607	755
Net income	$14,526	$12,102	$34,416	$17,398
Net income applicable to common stock	$11,036	$12,086	$27,606	$17,382

Basic earnings per share	$0.27	$0.38	$0.68	$0.55
Diluted earnings per share	$0.27	$0.38	$0.68	$0.55
Basic weighted average shares outstanding	41,226,805	31,762,199	40,516,456	31,717,328
Diluted weighted average shares outstanding	41,239,548	31,776,513	40,529,371	31,731,642

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$14,526	$12,102	$34,416	$17,398
Unrealized gain/(loss) on available-for-sale securities	(65)	(23)	80	(23)
Comprehensive income attributable to Benefit Street Partners Realty Trust, Inc.	$14,461	$12,079	$34,496	$17,375

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2018	39,303,710	$395	$827,558	$(459)	$(94,266)	$733,228
Issuance of common stock	1,161,580	11	19,398	—	—	19,409
Common stock repurchases	(387,530)	(4)	(7,203)	—	—	(7,207)
Common stock issued through distribution reinvestment plan	180,906	2	3,390	—	—	3,392
Share-based compensation	—	—	39	—	—	39
Offering costs	—	—	(382)	—	—	(382)
Net income	—	—	—	—	19,890	19,890
Distributions declared	—	—	—	—	(17,449)	(17,449)
Other comprehensive income	—	—	—	145	—	145
Balance, March 31, 2019	40,258,666	$404	$842,800	$(314)	$(91,825)	$751,065
Issuance of common stock	1,267,833	$13	$21,175	$—	$—	$21,188
Common stock repurchases	—	—	—	—	—	—
Common stock issued through distribution reinvestment plan	187,146	2	3,490	—	—	3,492
Share-based compensation	6,400	—	39	—	—	39
Offering costs	—	—	(529)	—	—	(529)
Net income	—	—	—	—	14,526	14,526
Distributions declared	—	—	—	—	(18,298)	(18,298)
Other comprehensive income	—	—	—	(65)	—	(65)
Balance, June 30, 2019	41,720,045	$419	$866,975	$(379)	$(95,597)	$771,418

Balance, December 31, 2017	31,834,072	$320	$704,101	$—	$(94,082)	$610,339
Issuance of common stock	—	—	—	—	—	—
Common stock repurchases	(421,809)	(4)	(7,826)	—	—	(7,830)
Common stock issued through distribution reinvestment plan	187,851	2	3,571	—	—	3,573
Share-based compensation	—	—	42	—	—	42
Net income	—	—	—	—	5,296	5,296
Distributions declared	—	—	—	—	(11,246)	(11,246)
Other comprehensive income	—	—	—	—	—	—
Balance, March 31, 2018	31,600,114	$318	$699,888	$—	$(100,032)	$600,174
Issuance of common stock	834,537	8	13,715	—	—	13,723
Common stock repurchases				—	—	—
Common stock issued through distribution reinvestment plan	186,008	2	3,534	—	—	3,536
Share-based compensation			38	—	—	38
Net income	—	—	—	—	12,102	12,102
Distributions declared	—	—	—	—	(11,427)	(11,427)
Other comprehensive income	—	—	—	(23)	—	(23)
Balance, June 30, 2018	32,620,659	$328	$717,175	$(23)	$(99,357)	$618,123
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$34,416	$17,398
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Premium amortization and (discount accretion), net	(3,185)	(1,916)
Accretion of deferred commitment fees	(1,282)	(856)
Amortization of deferred financing costs	7,072	9,636
Share-based compensation	78	80
Unrealized (gain)/loss on commercial mortgage loans held-for-sale	(232)	(705)
Unrealized (gain)/loss on derivative instruments	3,070	110
Loan loss (recovery)/provision	3,068	2,436
Origination of commercial mortgage loans, held-for-sale	(324,219)	(317,372)
Proceeds from sale of commercial mortgage loans, held-for-sale	297,269	244,369
Changes in assets and liabilities:
Accrued interest receivable	(462)	(1,199)
Prepaid expenses and other assets	(2,104)	(1,354)
Accounts payable and accrued expenses	2,458	348
Due to affiliates	37	(1,896)
Interest payable	370	1,239
Net cash (used in)/provided by operating activities	$16,354	$(49,682)
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(669,044)	$(815,737)
Principal repayments received on commercial mortgage loans, held for investment	328,742	310,525
Purchase of other real estate investments	(2,511)	—
Purchase of real estate securities	(107,535)	(13,316)
Principal repayments received on real estate securities	249	—
Purchase of derivative instruments	(829)	(520)
Net cash (used in)/provided by investing activities	$(450,928)	$(519,048)
Cash flows from financing activities:
Proceeds from issuances of common stock	$40,597	$13,723
Proceeds from issuances of redeemable convertible preferred stock	14,979	11,277
Common stock repurchases	(7,207)	(7,830)
Borrowings under collateralized loan obligation	639,899	488,000
Repayments of collateralized loan obligation	(260,833)	(141,950)
Borrowings on repurchase agreements - commercial mortgage loans	728,432	1,172,407
Repayments of repurchase agreements - commercial mortgage loans	(745,003)	(933,121)
Borrowings on repurchase agreements - real estate securities	493,541	49,746
Repayments of repurchase agreements - real estate securities	(453,058)	(78,181)
Repayments on other financing and loan participation - commercial mortgage loans	(10,000)	(26,182)
Payments of deferred financing costs	(4,395)	(6,164)
Distributions paid	(28,563)	(15,675)
Net cash (used in)/provided by financing activities:	$408,389	$526,050

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Net change in cash, cash equivalents and restricted cash	$(26,185)	$(42,680)
Cash, cash equivalents and restricted cash, beginning of period	204,419	91,708
Cash, cash equivalents and restricted cash, end of period	$178,234	$49,028
Supplemental disclosures of cash flow information:
Taxes paid	$—	$340
Interest paid	38,793	22,188
Supplemental disclosures of non-cash flow information:
Payable to broker dealer for purchase of real estate securities	$—	$13,500
Distribution payable	6,083	3,806
Common stock issued through distribution reinvestment plan	6,884	7,109

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$164,541	$39,201
Restricted cash	13,693	9,827
Cash, cash equivalents and restricted cash, end of period	$178,234	$49,028

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2018, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2019. There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2019.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
Held-for-Sale - Commercial mortgage loans that are intended to be sold in the foreseeable future are reported as held-for-sale and are transferred at fair value and recorded at the lower of cost or fair value with changes recorded through the statements of operations. Unamortized loan origination costs for commercial mortgage loans held-for-sale that are carried at the lower of cost or fair value are capitalized as part of the carrying value of the loans and recognized upon the sale of such loans. Amortization of origination costs ceases upon transfer of commercial mortgage loans to held-for-sale. During the six months ended June 30, 2019, the Company originated $5.0 million of commercial mortgage loans held-for-sale and sold these loans during the period for net proceeds of approximately $5.0 million.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRS, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRS is not consolidated for U.S. federal income tax purposes, but is instead taxed as a C corporation. For financial reporting purposes, the TRS is consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRS. Total income tax expense for the six months ended June 30, 2019 and June 30, 2018 were $1.6 million and $0.8 million, respectively.
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
June 30, 2019
(Unaudited)

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
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326),” ("ASU 2016-13"). ASU 2016-13 changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. The amendments become effective for reporting periods beginning after December 15, 2019. The amendments may be adopted early for reporting periods beginning after December 15, 2018. While the Company is currently evaluating the impact ASU 2016-13 will have on the Company's consolidated financial statements, the Company expects that the adoption will result in an increased amount of provisions for potential loan losses as well as the recognition of such provisions earlier in the lending cycle.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement" ("ASU 2018-13"). The guidance provides amendments to the fair value measurement disclosure requirements of ASC 820. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. The Company is currently evaluating the impact of this new guidance. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its financial statements and related discourses.
Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans, held-for-investment, carrying values by class (dollars in thousands):

	June 30, 2019	December 31, 2018
Senior loans	$2,518,490	$2,198,555
Mezzanine loans	36,031	13,111
Total gross carrying value of loans	2,554,521	2,211,666
Less: Allowance for loan losses (1)	7,904	4,836
Total commercial mortgage loans, held-for-investment, net	$2,546,617	$2,206,830
(1) Includes $6.5 million and $4.1 million of loan loss provision specifically reserved on 1 loan in non-accrual status as of June 30, 2019 and December 31, 2018, respectively.
The following table presents the activity in the Company's allowance for loan losses (dollars in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2019	2018
Beginning of period	$4,836	$1,466
Loan loss provision/(recovery)	3,068	3,370
Ending allowance for loan losses	$7,904	$4,836
As of June 30, 2019 and December 31, 2018, the Company's total commercial mortgage loan portfolio, excluding commercial mortgage loans accounted for under the fair value option, was comprised of 106 and 100 loans, respectively.
The following table represents the composition by loan type of the Company's commercial mortgage loans portfolio, excluding commercial mortgage loans, held-for-sale, measured at fair value (dollars in thousands):

	June 30, 2019		December 31, 2018
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$1,305,343	50.9%	$1,001,540	45.2%
Office	395,078	15.4%	357,819	16.1%
Retail	191,528	7.5%	262,622	11.8%
Hospitality	383,338	15.0%	347,080	15.6%
Industrial	57,013	2.2%	65,871	3.0%
Mixed-Use	142,152	5.5%	120,647	5.4%
Self-Storage	64,171	2.5%	49,957	2.2%
Land	16,400	0.6%	16,400	0.7%
Manufactured Housing	8,356	0.4%	—	—%
Total	$2,563,379	100.0%	$2,221,936	100.0%

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

As of June 30, 2019 and December 31, 2018, the Company's total commercial mortgage loans, held-for-sale, measured at fair value comprised of 11 and 7 loans, respectively. As of June 30, 2019 and December 31, 2018, the contractual principal outstanding of commercial mortgage loans, held-for-sale, measured at fair value was $104.3 million and $77.1 million, respectively. As of June 30, 2019 and December 31, 2018, none of the Company's commercial mortgage loans, held-for-sale, measured at fair value were in default or greater than ninety days past due.
The following table represents the composition by loan type of the Company's commercial mortgage loans, held-for-sale, measured at fair value (dollars in thousands):

	June 30, 2019		December 31, 2018
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$41,530	39.9%	$34,000	44.1%
Hospitality	—	—%	27,800	36.1%
Office	—	—%	15,300	19.8%
Industrial	18,950	18.2%	—	—%
Land	10,000	9.6%	—	—%
Retail	33,570	32.3%	—	—%
Total	$104,050	100.0%	$77,100	100.0%
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

All commercial mortgage loans, excluding loans classified as commercial mortgage loans, held-for-sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2.0. As of June 30, 2019 and December 31, 2018, the weighted average risk rating of the loans was 2.1 and 2.1, respectively.
The following table represents the allocation by risk rating for the Company's commercial mortgage loans, excluding loans classified as commercial mortgage loans, held-for-sale, measured at fair value:

June 30, 2019			December 31, 2018
Risk Rating	Number of Loans	Par Value	Risk Rating	Number of Loans	Par Value
1	—	$—	1	2	$23,250
2	95	2,287,329	2	87	1,965,186
3	10	259,250	3	9	202,400
4	—	—	4	1	14,300
5	1	16,800	5	1	16,800
	106	$2,563,379		100	$2,221,936
As of June 30, 2019, the Company had 1 loan with unpaid contractual principal balance of $16.8 million and carrying value of $8.5 million that had interest past due for greater than 90 days. During the six months ended June 30, 2019, the Company recorded $2.4 million of asset-specific reserve for the loan. This asset-specific reserve is included in loan loss provision/(recovery) on the consolidated statement of operations. As of December 31, 2018, the Company had 1 loan with unpaid contractual principal balance and carrying value of $14.3 million that had interest past due for greater than 90 days.
For the six months ended June 30, 2019 and year ended December 31, 2018, the activity in the Company's commercial mortgage loans, held-for-investment portfolio was as follows (dollars in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2019	2018
Balance at Beginning of Year	$2,206,830	$1,402,046
Acquisitions and originations	670,840	1,608,512
Principal repayments	(329,396)	(778,520)
Discount accretion and premium amortization	3,207	4,648
Loans transferred to commercial real estate loans, held-for-sale	—	(16,750)
Net fees capitalized into carrying value of loans	(1,796)	(9,736)
Loan loss recovery/(provision)	(3,068)	(3,370)
Balance at End of Period	$2,546,617	$2,206,830
Note 4 - Real Estate Securities

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The following is a summary of the Company's real estate securities, CMBS (dollars in thousands):

June 30, 2019
Type	Interest Rate	Maturity	Par Value	Fair Value
CMBS 1	5.3%	5/15/2022	$13,250	$13,282
CMBS 2	4.5%	6/26/2025	13,251	13,331
CMBS 3	4.7%	2/15/2036	40,000	40,080
CMBS 4	4.1%	5/15/2036	18,500	18,533
CMBS 5	3.8%	5/15/2036	15,000	15,031
CMBS 6	3.9%	5/15/2037	13,500	13,500
CMBS 7	4.1%	5/15/2037	15,000	15,000
CMBS 8	3.9%	6/15/2037	5,000	5,000

December 31, 2018
Type	Interest Rate	Maturity	Par Value	Fair Value
CMBS 1	5.4%	5/15/2022	$13,250	$13,164
CMBS 2	4.6%	6/26/2025	13,500	13,248
The Company classified its CMBS investments as available-for-sale as of June 30, 2019 and December 31, 2018. These investments are reported at fair value in the consolidated balance sheet with changes in fair value recorded in accumulated other comprehensive income (loss).
The following table shows the amortized cost, unrealized gain/(loss) and fair value of the Company's CMBS investments (dollars in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
June 30, 2019	$134,136	$24	$(403)	$133,757
December 31, 2018	$26,871	$—	$(459)	$26,412
As of June 30, 2019 the Company held 8 CMBS positions with an aggregate carrying value of $134.1 million and an unrealized loss of $0.4 million, of which 1 position had an unrealized loss for a period greater than twelve months. As of December 31, 2018, the Company held 2 CMBS positions with an aggregate carrying value of $26.9 million and an unrealized loss of $0.5 million, of which no position had an unrealized loss for a period greater than twelve months.
The Company did not have any realized gain or loss on real estate securities, available for sale, at fair value, during the six months ended June 30, 2019 and six months ended June 30, 2018.
The following table provides information on the amounts of gain/(loss) on the Company's real estate securities, CMBS, available-for-sale (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unrealized gain/(loss) available-for-sale securities	$(65)	$(23)	$80	$(23)
Reclassification of net (gain)/loss on available-for-sale securities included in net income (loss)	—	—	—	—
Unrealized gain/(loss) available-for-sale securities, net of reclassification adjustment	$(65)	$(23)	$80	$(23)

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The amounts reclassified for net (gain)/loss on available-for-sale securities are included in the realized (gain)/loss on sale of real estate securities in the Company's consolidated statements of operations. The Company's unrealized gain/(loss) on available-for-sale securities is net of tax. Due to the Company's designation as a REIT, there was no tax impact on unrealized gain/(loss) on available-for-sale securities.
Note 5 - Debt
Repurchase Agreements - Commercial Mortgage Loans
The Company has entered into repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), U.S Bank National Association (the "USB Repo Facility"), Barclays Bank PLC (the "Barclays Revolver Facility" and the "Barclays Repo Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, USB Repo Facility, WF Repo Facility, Barclays Revolver Facility and Barclays Repo Facility, the "Repo Facilities").
The Repo Facilities are financing sources through which the Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 65% to 80% of the principal amount of the mortgage loan being pledged.
The details of the Company's Repo Facilities at June 30, 2019 and December 31, 2018 are as follows (dollars in thousands):

As of June 30, 2019
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Maturity
JPM Repo Facility (2)	$520,000	$79,087	$4,170	4.76%	1/30/2020
USB Repo Facility (3)	100,000	12,318	405	4.65%	6/15/2020
CS Repo Facility (4)	300,000	20,563	4,286	4.99%	3/27/2020
WF Repo Facility (5)	175,000	—	746	4.53%	11/21/2020
Barclays Revolver Facility (6)	100,000	—	518	7.25%	9/19/2019
Barclays Repo Facility (7)	300,000	20,902	387	4.57%	3/15/2022
Total	$1,495,000	$132,870	$10,512
__________________________
(1) For the six months ended June 30, 2019. Includes amortization of deferred financing costs.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

As of December 31, 2018
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Maturity
JPM Repo Facility (2)	$520,000	$72,906	$4,291	4.55%	1/30/2020
GS Repo Facility (3)	—	—	257	N/A	12/27/2018
USB Repo Facility (4)	100,000	—	160	4.71%	6/15/2020
CS Repo Facility (5)	300,000	76,534	2,379	4.69%	6/19/2019
WF Repo Facility (6)	175,000	—	—	4.71%	11/21/2020
Barclays Revolver Facility (7)	100,000	—	681	6.24%	9/19/2019
Total	$1,195,000	$149,440	$7,768
_______________________
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
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of June 30, 2019 and December 31, 2018, the Company is in compliance with all debt covenants.
Other financing and loan participation - Commercial Mortgage Loans
On December 11, 2018, the Company transferred $10.0 million of its interest in a term loan to City National Bank ("City National Financing") via a participation agreement. The Company incurred $0.1 million and $0.2 million of interest expense on the City National Financing for the three months and six months ended June 30, 2019. On April 10, 2019, the Company terminated the participation agreement with City National Bank and paid off the $10.0 million under the participation agreement.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Below is a summary of the Company's MRAs as of June 30, 2019 and December 31, 2018 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of June 30, 2019
JP Morgan Securities LLC	$50,483	$90	$57,000	3.27%	10
Wells Fargo Securities, LLC	34,539	79	42,550	3.46%	9
Total/Weighted Average	$85,022	$169	$99,550	3.35%	9

As of December 31, 2018
JP Morgan Securities LLC	$21,961	$27	$26,750	3.67%	18
Wells Fargo Securities, LLC	22,578	47	28,223	3.93%	11
Total/Weighted Average	$44,539	$74	$54,973	3.80%	15
________________________
1 Includes $24.3 million and $28.2 million of CLO notes, held by the Company, which are eliminated within the real estate securities, at fair value line in the consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.
Collateralized Loan Obligations
On April 15, 2019, the Company called all of the outstanding notes issued by BSPRT 2017-FL1 Issuer, Ltd., a wholly owned indirect subsidiary of the Company. The outstanding principal of the notes on the date of the call was $45.6 million. The Company recognized all the remaining unamortized deferred financing costs of $4.5 million recorded within the Interest expense line of the consolidated statements of operations, which was a non-cash charge.
As of June 30, 2019 and December 31, 2018 the notes issued by BSPRT 2017-FL2 Issuer, Ltd., a wholly owned indirect subsidiary of the Company, are collateralized by interests in a pool of 8 and 12 mortgage assets having a total principal balance of $183.2 million and $244.6 million, respectively (the “2017-FL2 Mortgage Assets”). The sale of the 2017-FL2 Mortgage Assets to BSPRT 2017-FL2 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of November 29, 2017, between the Company and BSPRT 2017-FL2 Issuer, Ltd.
As of June 30, 2019 and December 31, 2018 the notes issued by BSPRT 2018-FL3 Issuer, Ltd. and BSPRT 2018-FL3 Co-Issuer, LLC, wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 40 and 41 mortgage assets having a principal balance of $610.0 million and $609.3 million, respectively (the "2018-FL3 Mortgage Assets"). The sale of the 2018-FL3 Mortgage Assets to BSPRT 2018-FL3 Issuer, Ltd. is governed by a Mortgage Asset Purchase Agreement dated as of April 5, 2018, between the Company and BSPRT 2018-FL3 Issuer, Ltd.
As of June 30, 2019 and December 31, 2018 the notes issued by BSPRT 2018-FL4 Issuer, Ltd. and BSPRT 2018-FL4 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 40 and 41 mortgage assets having a principal balance of $868.4 million and $859.3 million, respectively (the "2018-FL4 Mortgage Assets"). The sale of the 2018-FL4 Mortgage Assets to BSPRT 2018-FL4 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of October12, 2018, between the Company and BSPRT 2018-FL4 Issuer.

On May 30, 2019, BSPRT 2019-FL5 Issuer, Ltd. (the “Issuer”) and BSPRT 2019-FL5 Co-Issuer, LLC (the “Co-Issuer”), both wholly owned indirect subsidiaries of the Company, collateralized by interests in a pool of 49 mortgage assets having a principal balance of $810.0 million (the "2019-FL5 Mortgage Assets") entered into an indenture with the OP, as advancing agent, U.S. Bank National Association as note administrator and U.S. Bank National Association as trustee, which governs the issuance of approximately $714.8 million principal balance secured floating rate notes (the “Notes”), of which $639.9 million were purchased by third party investors and $74.9 million purchased by a wholly owned subsidiary of the OP. In addition, concurrently with the issuance of the Notes, the Issuer also issued 95,177 Preferred Shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “Preferred Shares”), which were not offered as part of closing the indenture. For U.S. federal income tax purposes, the Issuer and Co-Issuer are disregarded entities.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The Company, through its wholly-owned subsidiaries, holds the preferred equity tranches of the above CLOs of approximately $305.4 million and $288.8 million as of June 30, 2019 and December 31, 2018, respectively. The following table represents the terms of the notes issued by the 2017-FL2 Issuer, 2018-FL3 Issuer, 2018-FL4 Issuer and 2019-FL5 Issuer (the "CLOs), respectively, as of June 30, 2019 (dollars in thousands):

CLO Facility	Tranche	Par Value Issued	Par Value Outstanding (1)	Interest Rate	Maturity Date
2017-FL2 Issuer	Tranche A	237,970	$—	1M LIBOR + 82	10/15/2034
2017-FL2 Issuer	Tranche A-S	36,357	16,767	1M LIBOR + 110	10/15/2034
2017-FL2 Issuer	Tranche B	26,441	26,441	1M LIBOR + 140	10/15/2034
2017-FL2 Issuer	Tranche C	25,339	25,339	1M LIBOR + 215	10/15/2034
2017-FL2 Issuer	Tranche D	35,255	35,255	1M LIBOR + 345	10/15/2034
2018-FL3 Issuer	Tranche A	286,700	286,700	1M LIBOR + 105	10/15/2034
2018-FL3 Issuer	Tranche A-S	77,775	77,775	1M LIBOR + 135	10/15/2034
2018-FL3 Issuer	Tranche B	41,175	41,175	1M LIBOR + 165	10/15/2034
2018-FL3 Issuer	Tranche C	39,650	39,650	1M LIBOR + 255	10/15/2034
2018-FL3 Issuer	Tranche D	42,700	42,700	1M LIBOR + 345	10/15/2034
2018-FL4 Issuer	Tranche A	416,827	416,827	1M LIBOR + 105	9/15/2035
2018-FL4 Issuer	Tranche A-S	73,813	73,813	1M LIBOR + 130	9/15/2035
2018-FL4 Issuer	Tranche B	56,446	56,446	1M LIBOR + 160	9/15/2035
2018-FL4 Issuer	Tranche C	68,385	68,385	1M LIBOR + 210	9/15/2035
2018-FL4 Issuer	Tranche D	57,531	57,531	1M LIBOR + 275	9/15/2035
2019-FL5 Issuer	Tranche A	407,025	407,025	1M LIBOR + 115	5/15/2029
2019-FL5 Issuer	Tranche A-S	76,950	76,950	1M LIBOR + 148	5/15/2029
2019-FL5 Issuer	Tranche B	50,000	50,000	1M LIBOR + 140	5/15/2029
2019-FL5 Issuer	Tranche C	61,374	61,374	1M LIBOR + 200	5/15/2029
2019-FL5 Issuer	Tranche D	48,600	24,300	1M LIBOR + 240	5/15/2029
2019-FL5 Issuer	Tranche E	20,250	20,250	1M LIBOR + 285	5/15/2029
		$2,186,563	$1,904,703

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The following table represents the terms of the notes issued by the 2017-FL1 Issuer, 2017-FL2 Issuer, 2018-FL3 Issuer and 2018-FL4 Issuer, as of December 31, 2018 (dollars in thousands):

CLO Facility	Tranche	Par Value Issued	Par Value Outstanding (1)	Interest Rate	Maturity Date
2017-FL1 Issuer	Tranche A	$223,600	$48,557	1M LIBOR + 135	6/15/2027
2017-FL1 Issuer	Tranche B	48,000	48,000	1M LIBOR + 240	6/15/2027
2017-FL1 Issuer	Tranche C	67,900	67,900	1M LIBOR + 425	6/15/2027
2017-FL2 Issuer	Tranche A	237,970	76,785	1M LIBOR + 82	10/15/2034
2017-FL2 Issuer	Tranche A-S	36,357	36,357	1M LIBOR + 110	10/15/2034
2017-FL2 Issuer	Tranche B	26,441	26,441	1M LIBOR + 140	10/15/2034
2017-FL2 Issuer	Tranche C	25,339	25,339	1M LIBOR + 215	10/15/2034
2017-FL2 Issuer	Tranche D	35,255	35,255	1M LIBOR + 345	10/15/2034
2018-FL3 Issuer	Tranche A	286,700	286,700	1M LIBOR + 105	3/15/2028
2018-FL3 Issuer	Tranche A-S	77,775	77,775	1M LIBOR + 135	3/15/2028
2018-FL3 Issuer	Tranche B	41,175	41,175	1M LIBOR + 165	3/15/2028
2018-FL3 Issuer	Tranche C	39,650	39,650	1M LIBOR + 255	3/15/2028
2018-FL3 Issuer	Tranche D	42,700	42,700	1M LIBOR + 345	3/15/2028
2018-FL4 Issuer	Tranche A	416,827	416,827	1M LIBOR + 105	9/15/2035
2018-FL4 Issuer	Tranche A-S	73,813	73,813	1M LIBOR + 130	9/15/2035
2018-FL4 Issuer	Tranche B	56,446	56,446	1M LIBOR + 160	9/15/2035
2018-FL4 Issuer	Tranche C	68,385	68,385	1M LIBOR + 210	9/15/2035
2018-FL4 Issuer	Tranche D	57,531	57,531	1M LIBOR + 275	9/15/2035
		$1,861,864	$1,525,636
(1) Excludes $261.4 million and $186.5 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of June 30, 2019 and December 31, 2018.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The below table reflects the total assets and liabilities of the Company's four CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of June 30, 2019 and December 31, 2018 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE.

Assets (dollars in thousands)	June 30, 2019	December 31, 2018
Cash (1)	$75,341	$74,157
Commercial mortgage loans, held for investment, net (2)	2,389,669	1,921,428
Accrued interest receivable	6,598	6,353
Total Assets	$2,471,608	$2,001,938

Liabilities
Notes payable (3)(4)	$2,146,455	$1,712,129
Accrued interest payable	2,851	3,163
Total Liabilities	$2,149,306	$1,715,292
_______________________
(1) Includes $74.7 million and $73.7 million of cash held by the servicer related to CLO loan payoffs as of June 30, 2019 and December 31, 2018.
(2) The balance is presented net of allowance for loan loss of $1.1 million and $0.6 million as of June 30, 2019 and December 31, 2018, respectively.
(3) Includes $261.4 million and $186.5 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of June 30, 2019 and December 31, 2018.
(4) The balance is presented net of deferred financing cost and discount of $19.7 million and $20.4 million as of June 30, 2019 and December 31, 2018, respectively.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 6 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2019	2018	2019	2018
Net income	$14,526	$12,102	$34,416	$17,398
Less: Preferred stock dividends	3,490	16	6,810	16
Net income attributable to common shareholders (for basic and diluted earnings per share)	11,036	12,086	27,606	17,382

Denominator
Weighted-average common shares outstanding for basic earnings per share	41,226,805	31,762,199	40,516,456	31,717,328
Effect of dilutive shares:
Unvested restricted shares	12,743	14,314	12,915	14,314
Weighted-average common shares outstanding for diluted earnings per share	41,239,548	31,776,513	40,529,371	31,731,642

Basic earnings per share	$0.27	$0.38	$0.68	$0.55
Diluted earnings per share	$0.27	$0.38	$0.68	$0.55

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Note 7 - Stock Transactions
As of June 30, 2019 and December 31, 2018, the Company had 41,720,045 and 39,303,710 shares of common stock outstanding, respectively, including shares issued pursuant to the Company's distribution reinvestment plan (the "DRIP"), share repurchases and unvested restricted shares. As of June 30, 2019, the Company had $19.2 million outstanding of binding purchase commitments for common stock. As of December 31, 2018, the Company did not have any outstanding binding purchase commitments for common stock.
As of June 30, 2019 and December 31, 2018, the Company had 32,246 and 29,249 shares of Preferred Stock outstanding, respectively, including shares of Preferred Stock issued in lieu of cash dividends. As of June 30, 2019, the Company had $31.3 million outstanding of binding purchase commitments for Preferred Stock. As of December 31, 2018, the Company did not have any outstanding binding purchase commitments for Preferred Stock.
The following tables present the activity in the Company's Preferred Stock for the periods ended June 30, 2019 and June 30, 2018, respectively (dollars in thousands, except share amounts):

	Shares	Amount
Beginning Balance, December 31, 2018	29,249	$145,786
Issuance of Preferred Stock	2,996	14,979
Dividends paid in Preferred Stock	1	7
Amortization of offering costs	—	51
Ending Balance, June 30, 2019	32,246	$160,823

	Shares	Amount
Beginning Balance, December 31, 2017	—	$—
Issuance of Preferred Stock	2,255	11,277
Dividends paid in Preferred Stock	—	—
Amortization of offering costs	—	—
Ending Balance, June 30, 2018	2,255	$11,277
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
For the six months ended June 30, 2019 and June 30, 2018, the Company declared daily common stock distributions equivalent to $1.44 per annum per share. For the six months ended June 30, 2019 and June 30, 2018, the Company declared monthly Preferred Stock dividends per share equivalent to the amount of common stock distributions that would be paid on a conversion of Preferred Stock into common stock.
As of June 30, 2019 and December 31, 2018, the Company had declared but unpaid common stock distributions of $4.9 million and $4.7 million, respectively. Additionally, as of June 30, 2019 and December 31, 2018, the Company had declared but unpaid Preferred Stock distributions of $1.2 million and $1.1 million, respectively. These amounts are included in Distributions payable on the Company’s consolidated balance sheets.
The Company distributed $28.8 million during the six months ended June 30, 2019, comprised of $21.9 million in cash and $6.9 million in shares of common stock issued under the DRIP. The Company distributed $22.8 million during the six months ended June 30, 2018, comprised of $15.7 million in cash and $7.1 million in shares of common stock issued under the DRIP.
Share Repurchase Program

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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
The Company’s most recent estimated per-share NAV is $18.75, as determined by the board of directors, as of September 30, 2018. The Company’s GAAP book value per share as of June 30, 2019 is $18.49.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The following table reflects the number of shares repurchased under the SRP cumulatively through June 30, 2019:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2018	3,845	2,800,414	$20.65
January 1 - January 31, 2019(1)	845	387,530	18.60
February 1 - February 28, 2019	—	—	N/A
March 1 - March 31, 2019	—	—	N/A
April 1 - April 30, 2019	—	—	N/A
May 1 - May 31, 2019	—	—	N/A
June 1 - June 30, 2019	—	—	N/A
Cumulative as of June 30, 2019	4,690	3,187,944	$20.42
_______________________
(1) Reflects shares repurchased in January 2019 pursuant to repurchase requests submitted for the fiscal semester ended December 31, 2018. As permitted under the SRP, the Board authorized repurchases up to the amount of proceeds reinvested through our DRIP. As a result, redemption requests in the amount of 1,227,747 shares were not fulfilled.
Note 8 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of June 30, 2019 and December 31, 2018, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	June 30, 2019	December 31, 2018
2019	$15,117	$34,667
2020	120,490	176,760
2021	116,431	106,940
2022	31,977	—
2023 and beyond	—	—
	$284,015	$318,367
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
June 30, 2019
(Unaudited)

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
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three and six months ended June 30, 2019 and June 30, 2018 and the associated payable as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2019	2018	2019	2018	June 30, 2019	December 31, 2018
Acquisition expenses (1)	$270	$51	$518	$116	$1	$1
Administrative services expenses	3,556	3,125	7,519	6,321	1,056	1,224
Asset management and subordinated performance fee	3,805	2,266	7,449	4,507	1,890	1,072
Other related party expenses(2)	370	271	635	470	319	932
Total related party fees and reimbursements	$8,001	$5,713	$16,121	$11,414	$3,266	$3,229
________________________
(1) Total acquisition expenses paid during the three and six months ended June 30, 2019 were $2.0 million and $3.8 million respectively, of which $1.7 million and $3.3 million were capitalized within the commercial mortgage loans, held for investment and real estate securities, available for sale, at fair value lines of the consolidated balance sheets. For three and six months ended June 30, 2018 total acquisition expenses paid were $1.9 million and $4.2 million respectively, of which $1.8 million and $4.1 million were capitalized within the commercial mortgage loans, held for investment and real estate securities, available for sale, at fair value lines of the consolidated balance sheets.
(2) These are primarily related to reimbursable costs incurred related to the increase in loan origination activities. These amounts are included in Other expenses in the Company's consolidated statements of operations.
The payables as of June 30, 2019 and December 31, 2018 in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
Purchases of Common Stock and Preferred Stock
Refer to Note 7 - Stock Transactions for a description of the Company’s private placements. Officers of the Company and other employees of the Advisor and its affiliates (“Manager Investors”) have acquired common stock and Preferred Stock in these private placements on substantially the same terms applying to purchases by third party accredited investors unaffiliated with the Company or the Advisor. The Manager Investors did not acquire securities in these private placements during the three and six months ended June 30, 2019 and June 30, 2018. As of June 30, 2019, there were $2.6 million of remaining Manager Investors commitments for Common Stock and no remaining Manager Investors commitments for Preferred Stock.
Other Transactions
On February 22, 2018, the Company purchased commercial mortgage loans, held-for-sale from an entity that is an affiliate of our Advisor, for an aggregate purchase price of $27.8 million. The purchase of the commercial mortgage loans and the $27.8 million purchase price were approved by the Company’s board of directors. On April 18, 2018, the Company sold $23.3 million of these commercial mortgage loans into a CMBS securitization. The remaining $4.5 million of these commercial mortgage loans are recorded in commercial mortgage loans, held-for-sale, measured at fair value on the consolidated balance sheet as of June 30, 2019.
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
June 30, 2019
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
Financial Instruments Measured at Fair Value on a Recurring Basis
CMBS, recorded in real estate securities, held-for-sale, measured at fair value on the consolidated balance sheet as of June 30, 2019, are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, and recent trades of similar real estate securities. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of June 30, 2019 and December 31, 2018 the Company engaged the services of a third party independent valuation firm to determine fair value of CMBS investment. The Company has classified the CMBS as Level III.
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
Other real estate investments, measured at fair value on the consolidated balance sheet as of June 30, 2019, are valued using unobservable inputs. The Company engaged the services of a third party independent valuation firm to determine fair value of certain investments, including preferred equity investments, held by the Company. Fair value is determined using a discounted cash flow model that primarily considers changes in interest rates and credit spreads, weighted average life and current performance of the underlying collateral. The Company classified the other real estate investments, measured at fair value as Level III.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no material transfers between levels within fair value hierarchy during the quarter ended June 30, 2019 and December 31, 2018.
The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	Total	Level I	Level II	Level III
June 30, 2019
Real estate securities, measured at fair value	$133,757	$—	$—	$133,757
Commercial mortgage loans, held-for-sale, measured at fair value	104,045	—	—	104,045
Other real estate investments, measured at fair value	2,511	—	—	2,511
Credit default swaps	237	—	237	—
Interest rate swaps	25	—	25	—
Total assets, at fair value	$240,575	$—	$262	$240,313

Liabilities, at fair value
Credit default swaps	$328	$—	$328	$—
Interest rate swaps	1,142	—	1,142	—
Treasury note futures	2,764	2,764	—	$—
Total liabilities, at fair value	$4,234	$2,764	$1,470	$—

December 31, 2018
Real estate securities, measured at fair value	$26,412	$—	$—	$26,412
Commercial mortgage loans, held-for-sale, measured at fair value	76,863	—	—	76,863
Credit default swaps	640	—	640	—
Interest rate swaps	206	—	206	—
Total assets, at fair value	$104,121	$—	$846	$103,275

Liabilities, at fair value
Interest rate swaps	$256	$—	$256	$—
Treasury note futures	1,063	1,063	—	—
Total liabilities, at fair value	$1,319	$1,063	$256	$—

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. As a result, the unrealized gains and losses for assets and liabilities within the Level III category may include changes in fair value that were attributable to both observable and unobservable inputs. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of June 30, 2019 and December 31, 2018 (dollars in thousands):

Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
June 30, 2019
Commercial mortgage loans, held-for-sale, measured at fair value	$104,045	Discounted Cash Flow	Yield	5.4%	4.1% - 11.3%
Real estate securities, available-for-sale, measured at fair value	133,757	Discounted Cash Flow	Discount Margin	2.1%	1.3% - 3.0%
Other real estate investments, measured at fair value	2,511	Discounted Cash Flow	Yield	12.5%	11.5% - 13.5%

December 31, 2018
Commercial mortgage loans, held-for-sale, measured at fair value	$76,863	Discounted Cash Flow	Yield	6.3%	4.7% - 11.3%
Real estate securities, available-for-sale, measured at fair value	26,412	Discounted Cash Flow	Yield	5.5%	4.0% - 6.0%
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	June 30, 2019
	Commercial Mortgage Loans, held-for-sale, measured at fair value	Real Estate Securities, available for sale, measured at fair value	Other Real Estate Investments, measured at fair value
Beginning balance, January 1, 2019	$76,863	$26,412	$—
Transfers into Level III	—	—	—
Total realized and unrealized gain (loss) included in earnings:
Realized gain (loss) on sale of commercial mortgage loans held-for-sale	18,418	—	—
Realized gain (loss) on sale of real estate securities	—	—	—
Unrealized gain (loss) on commercial mortgage loans held-for-sale	232	—	—
Net accretion	—	(21)	—
Unrealized gain (loss) included in OCI (1)	—	80	—
Purchases	319,194	107,535	2,511
Sales / paydowns	(310,662)	(249)	—
Cash repayments/receipts	—	—	—
Transfers out of Level III	—	—	—
Ending Balance, June 30, 2019	$104,045	$133,757	$2,511

	December 31, 2018
	Commercial Mortgage Loans, held-for-sale, measured at fair value	Real Estate Securities, available for sale, measured at fair value	Other Real Estate Investments, measured at fair value
Beginning balance, January 1, 2018	$28,531	$—	$—
Transfers into Level III	—	—	—
Total realized and unrealized gain (loss) included in earnings:
Realized gain (loss) on sale of real estate securities	—	(107)	—
Realized gain (loss) on sale of commercial mortgage loan held-for-sale	11,288	—	—
Unrealized gain (loss) on commercial mortgage loans held-for-sale	(237)	—	—
Net accretion	—	(76)	—
Unrealized gain (loss) included in OCI (1)	—	(459)	—
Purchases	617,916	39,510	—
Sales / paydown	(580,635)	(12,456)	—
Cash repayments/receipts	—	—	—
Transfers out of Level III	—	—	—
Ending Balance, December 31, 2018	$76,863	$26,412	$—
________________________
(1) Unrealized gains included in Other comprehensive income ("OCI") are attributable to assets held at June 30, 2019 and December 31, 2018.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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

Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans, held-for-investment and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of June 30, 2019 and December 31, 2018 (dollars in thousands):

		Level	Carrying Amount	Fair Value
June 30, 2019
Commercial mortgage loans, held-for-investment (1)	Asset	III	$2,554,521	$2,570,749
Collateralized loan obligation	Liability	III	1,885,039	1,906,535
December 31, 2018
Commercial mortgage loans, held-for-investment (1)	Asset	III	$2,211,666	$2,213,650
Collateralized loan obligation	Liability	III	1,505,279	1,518,127
Other financing and loan participation - commercial mortgage loans	Liability	III	9,902	9,902
________________________
(1) The carrying value is gross of $7.9 million and $4.8 million of allowance for loan losses as of June 30, 2019 and December 31, 2018, respectively.
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
As of June 30, 2019, the net premiums paid on derivative instrument assets were $0.8 million.
The following derivative instruments were outstanding as of June 30, 2019 and December 31, 2018 (dollars in thousands):

		Fair Value
Contract type	Notional	Assets	Liabilities
June 30, 2019
Credit default swaps	$35,000	$237	$328
Interest rate swaps	32,856	25	1,142
Treasury note futures	122,000	—	2,764
Total	$189,856	$262	$4,234

December 31, 2018
Credit default swaps	$45,000	$640	$—
Interest rate swaps	37,965	206	256
Treasury note futures	49,000	—	1,063
Total	$131,965	$846	$1,319

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The following table indicates the net realized and unrealized losses on derivatives, by primary underlying risk exposure, as included in loss on derivative instruments in the consolidated statements of operations for the three and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss	Unrealized (Gain)/Loss	Realized (Gain)/Loss
Credit default swaps	$192	$—	$304	$1,378
Interest rate swaps	(132)	644	1,065	229
Treasury note futures	1,944	890	1,701	1,240
Options	—	92	—	237
Total	$2,004	$1,626	$3,070	$3,084

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss	Unrealized (Gain)/Loss	Realized (Gain)/Loss
Credit default swaps	$166	$(104)	$(210)	$(93)
Interest rate swaps	(277)	(270)	10	(514)
Treasury note futures	24	103	310	(910)
Options	—	—	—	—
Total	$(87)	$(271)	$110	$(1,517)

Note 12 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's derivative instruments and repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of June 30, 2019 and December 31, 2018 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
June 30, 2019
Derivative instruments, at fair value	$262	$—	$262	$—	$599	$—
December 31, 2018
Derivative instruments, at fair value	$846	$—	$846	$—	$—	$846

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
June 30, 2019
Repurchase agreements, commercial mortgage loans	$132,870	$—	$132,870	$188,100	$5,011	$—
Repurchase agreements, real estate securities	$85,022	$—	$85,022	$99,550	$357	$—
Derivative instruments, at fair value	$4,234	$—	$4,234	$—	$7,093	$—
December 31, 2018
Repurchase agreements, commercial mortgage loans	$149,440	$—	$149,440	$203,846	$5,010	$—
Repurchase agreements, real estate securities	$44,539	$—	$44,539	$54,973	$305	$—
Derivative instruments, at fair value	$1,319	$—	$1,319	$—	$7,232	$—
_______________________
(1) These cash collateral amounts are recorded within the Restricted cash balance on the consolidated balance sheets.
Note 13 - Segment Reporting
The Company conducts its business through the following reporting segments:

•
The real estate debt and other real estate investments business focuses on originating, acquiring and asset managing commercial real estate debt investments, including first mortgage loans, subordinate mortgages, mezzanine loans and participations in such loans and other real estate investments.

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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

The following table represents the Company's operations by segment for the three and six months ended June 30, 2019 and June 30, 2018 (dollars in thousands):

Three Months Ended June 30, 2019	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS
Interest income	$48,225	$45,749	$1,034	$1,442
Interest expense	25,869	24,561	749	559
Net income	14,526	12,504	284	1,738
Total assets as of June 30, 2019	3,059,105	2,810,738	134,414	113,953
Three Months Ended June 30, 2018
Interest income	34,127	31,512	47	2,568
Interest expense	14,389	13,358	25	1,006
Net income	12,102	9,741	22	2,339
Total assets as of December 31, 2018	2,606,078	2,492,440	26,474	87,164

Six Months Ended June 30, 2019	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS
Interest income	$94,736	$89,383	$1,541	$3,812
Interest expense	46,235	43,304	1,247	1,684
Net income	34,416	27,228	294	6,894
Total assets as of June 30, 2019	3,059,105	2,810,738	134,414	113,953
Six Months Ended June 30, 2018
Interest income	63,535	60,027	47	3,461
Interest expense	33,063	31,119	186	1,758
Net income	17,398	13,722	(139)	3,815
Total assets as of December 31, 2018	2,606,078	2,492,440	26,474	87,164
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
Private Placements
Subsequent to June 30, 2019, the Company issued $21.8 million of common stock at $16.71 per share and $31.3 million of Preferred Stock at $5,000.00 per share plus accrued dividends to accredited investors.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited)

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
Portfolio
As of June 30, 2019 and December 31, 2018, our portfolio consisted of 106 and 100 commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, respectively. The commercial mortgage loans held for investment as of June 30, 2019 and December 31, 2018 had a total carrying value, net of allowance for loan losses, of $2,546.6 million and $2,206.8 million, respectively. As of June 30, 2019 and December 31, 2018, our total commercial mortgage loans, held for sale, measured at fair value comprised of 11 loans with total fair value of $104.0 million and 7 loans with total fair value of $76.9 million, respectively. As of June 30, 2019 and December 31, 2018, our real estate securities, available for sale, at fair value comprised of 8 CMBS investments with total fair value of $133.8 million and 2 CMBS investments with total fair value of $26.4 million CMBS investments, respectively. As of June 30, 2019, our other real estate investments, measured at fair value, comprised 1 investment with a total fair value of $2.5 million. As of December 31, 2018, we did not have any other real estate investments, measured at fair value.
For our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, we currently estimate loss rates based on historical realized losses experienced in the industry and take into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. We recorded allowance for loan loss as of June 30, 2019 and December 31, 2018 in the amount of $7.9 million and $4.8 million, respectively.
As of June 30, 2019, we had 1 loan with unpaid contractual principal balance of $16.8 million and carrying value of $8.5 million that had interest past due for greater than 90 days. During the six months ended June 30, 2019, we recorded $2.4 million of asset-specific reserve for the loan. This asset-specific reserve is included in loan loss provision/(recovery) on the consolidated statement of operations. Additionally, as of June 30, 2019, we had 1 loan with unpaid contractual principal balance of $57.1 million. We did not take any asset specific reserve for this loan. As of December 31, 2018, we had 1 loan with unpaid contractual principal balance and carrying value of $14.3 million that had interest past due for greater than 90 days.

As of June 30, 2019 and December 31, 2018, our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, had a weighted average coupon of 6.5% and 6.7%, and a weighted average remaining life of 1.4 years and 1.5 years, respectively. As of June 30, 2019 and December 31, 2018, our CMBS investments had a weighted average coupon of 4.4% and 5.0% and a remaining life of 14.6 years and 4.9 years, respectively.

The following charts summarize our portfolio as a percentage of par value, excluding CMBS, by the collateral type, geographical region and coupon rate type as of June 30, 2019 and December 31, 2018:

An investments region classification is defined according to the below map based on the location of investments secured property.

The following charts show the par value by contractual maturity year for the commercial mortgage loans held for investments in our portfolio as of June 30, 2019 and December 31, 2018:

The following table shows selected data from our commercial mortgage loans portfolio as of June 30, 2019 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 1	Retail	$9,450	1 month LIBOR + 4.90%	7.3%	69.2%
Senior Debt 2	Office	38,385	1 month LIBOR + 5.25%	7.7%	72.1%
Senior Debt 3	Hospitality	16,800	1 month LIBOR + 4.90%	7.3%	74.0%
Senior Debt 4	Retail	14,350	1 month LIBOR + 4.25%	6.7%	65.0%
Senior Debt 5	Office	10,700	1 month LIBOR + 4.65%	7.1%	70.8%
Senior Debt 6	Industrial	33,655	1 month LIBOR + 4.00%	6.4%	65.0%
Senior Debt 7	Retail	12,953	1 month LIBOR + 5.00%	7.4%	73.3%
Senior Debt 8	Retail	23,650	1 month LIBOR + 5.00%	7.4%	60.9%
Senior Debt 9	Office	14,080	1 month LIBOR + 4.45%	6.9%	64.2%
Senior Debt 10	Office	11,050	1 month LIBOR + 5.50%	7.9%	74.0%
Senior Debt 11	Multifamily	39,414	1 month LIBOR + 5.50%	7.9%	76.0%
Senior Debt 12	Hospitality	8,875	1 month LIBOR + 6.20%	8.6%	67.7%
Senior Debt 13	Office	27,720	1 month LIBOR + 4.15%	6.6%	69.5%
Senior Debt 14	Multifamily	34,875	1 month LIBOR + 3.75%	6.2%	71.2%
Senior Debt 15	Hospitality	10,600	1 month LIBOR + 5.00%	7.4%	61.6%
Senior Debt 16	Hospitality	7,661	1 month LIBOR + 5.75%	8.2%	77.0%
Senior Debt 17	Multifamily	18,875	1 month LIBOR + 3.62%	6.0%	69.5%
Senior Debt 18	Hospitality	57,075	1 month LIBOR + 5.19%	7.6%	51.8%
Senior Debt 19	Multifamily	12,982	1 month LIBOR + 5.50%	7.9%	68.4%
Senior Debt 20	Multifamily	51,173	1 month LIBOR + 4.50%	6.9%	22.4%
Senior Debt 21	Hospitality	10,250	1 month LIBOR + 5.25%	7.7%	60.7%
Senior Debt 22	Hospitality	19,650	1 month LIBOR + 4.41%	6.8%	48.1%
Senior Debt 23	Multifamily	19,171	1 month LIBOR + 3.60%	6.0%	80.5%
Senior Debt 24	Multifamily	12,155	1 month LIBOR + 3.30%	5.7%	70.9%
Senior Debt 25	Multifamily	27,573	1 month LIBOR + 3.50%	5.9%	75.0%
Senior Debt 26	Office	24,426	1 month LIBOR + 4.65%	7.1%	56.4%
Senior Debt 27	Hospitality	21,000	1 month LIBOR + 4.00%	6.4%	54.8%
Senior Debt 28	Office	20,196	1 month LIBOR + 3.70%	6.1%	58.9%
Senior Debt 29	Multifamily	20,741	1 month LIBOR + 4.25%	6.7%	75.0%
Senior Debt 30	Multifamily	15,538	1 month LIBOR + 3.65%	6.1%	77.0%
Senior Debt 31	Multifamily	42,000	1 month LIBOR + 3.70%	6.1%	63.7%
Senior Debt 32	Hospitality	13,500	1 month LIBOR + 4.75%	7.2%	59.9%
Senior Debt 33	Hospitality	19,975	1 month LIBOR + 4.95%	7.4%	52.6%
Senior Debt 34	Hospitality	27,541	1 month LIBOR + 4.00%	6.4%	68.0%
Senior Debt 35	Hospitality	20,806	1 month LIBOR + 4.40%	6.8%	72.7%
Senior Debt 36	Multifamily	31,750	1 month LIBOR + 3.60%	6.0%	83.6%
Senior Debt 37	Self Storage	4,120	1 month LIBOR + 4.05%	6.5%	45.5%
Senior Debt 38	Self Storage	6,496	1 month LIBOR + 5.05%	7.5%	55.8%
Senior Debt 39	Retail	50,975	1 month LIBOR + 4.25%	6.7%	87.1%
Senior Debt 40	Multifamily	7,725	1 month LIBOR + 4.25%	6.7%	80.6%
Senior Debt 41	Office	23,000	1 month LIBOR + 3.65%	6.1%	66.5%
Senior Debt 42	Self Storage	7,510	1 month LIBOR + 5.05%	7.5%	57.6%
Senior Debt 43	Multifamily	90,499	1 month LIBOR + 3.50%	5.9%	71.8%
Senior Debt 44	Multifamily	40,000	1 month LIBOR + 3.75%	6.2%	70.4%
Senior Debt 45	Self Storage	2,400	1 month LIBOR + 4.05%	6.5%	37.6%
Senior Debt 46	Self Storage	6,310	1 month LIBOR + 5.05%	7.5%	59.1%
Senior Debt 47	Multifamily	22,502	1 month LIBOR + 3.15%	5.6%	79.7%
Senior Debt 48	Multifamily	11,590	1 month LIBOR + 3.75%	6.2%	85.9%
Senior Debt 49	Multifamily	66,000	1 month LIBOR + 3.75%	6.2%	76.8%
Senior Debt 50	Multifamily	17,250	1 month LIBOR + 3.95%	6.4%	70.0%
Senior Debt 51	Hospitality	22,355	1 month LIBOR + 4.00%	6.4%	68.8%
Senior Debt 52	Hospitality	34,000	1 month LIBOR + 4.50%	6.9%	36.2%
Senior Debt 53	Mixed-Use	109,853	1 month LIBOR + 4.00%	6.4%	67.0%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 54	Mixed-Use	32,299	1 month LIBOR + 4.87%	7.3%	49.0%
Senior Debt 55	Multifamily	11,225	1 month LIBOR + 3.50%	5.9%	74.6%
Senior Debt 56	Multifamily	18,000	1 month LIBOR + 3.30%	5.7%	83.1%
Senior Debt 57	Office	19,800	1 month LIBOR + 3.75%	6.2%	70.0%
Senior Debt 58	Office	50,000	1 month LIBOR + 4.23%	6.6%	59.6%
Senior Debt 59	Self Storage	6,600	1 month LIBOR + 6.00%	8.4%	58.9%
Senior Debt 60	Multifamily	7,250	1 month LIBOR + 4.00%	6.4%	75.6%
Senior Debt 61	Multifamily	108,820	1 month LIBOR + 3.10%	5.5%	79.1%
Senior Debt 62	Office	12,868	1 month LIBOR + 3.40%	5.8%	67.5%
Senior Debt 63	Retail	29,500	6.25%	6.3%	68.5%
Senior Debt 64	Multifamily	25,500	1 month LIBOR + 3.50%	5.9%	73.3%
Senior Debt 65	Multifamily	13,798	1 month LIBOR + 3.53%	5.9%	65.4%
Senior Debt 66	Self Storage	12,125	1 month LIBOR + 5.50%	7.9%	68.1%
Senior Debt 67	Office	37,033	1 month LIBOR + 3.73%	6.1%	62.4%
Senior Debt 68	Multifamily	14,630	1 month LIBOR + 3.15%	5.6%	80.3%
Senior Debt 69	Multifamily	20,284	1 month LIBOR + 3.40%	5.8%	80.5%
Senior Debt 70	Multifamily	29,900	1 month LIBOR + 3.35%	5.8%	73.0%
Senior Debt 71	Multifamily	37,761	1 month LIBOR + 3.10%	5.5%	75.5%
Senior Debt 72	Industrial	12,000	1 month LIBOR + 4.50%	6.9%	71.6%
Senior Debt 73	Self Storage	13,900	1 month LIBOR + 4.00%	6.4%	69.5%
Senior Debt 74	Multifamily	10,020	1 month LIBOR + 3.45%	5.9%	76.8%
Senior Debt 75	Multifamily	73,620	1 month LIBOR + 3.45%	5.9%	76.3%
Senior Debt 76	Land	16,400	1 month LIBOR + 6.00%	8.4%	45.7%
Senior Debt 77	Hospitality	8,695	1 month LIBOR + 4.80%	7.2%	62.5%
Senior Debt 78	Retail	14,500	1 month LIBOR + 4.75%	7.2%	53.5%
Senior Debt 79	Industrial	11,358	1 month LIBOR + 3.95%	6.4%	66.4%
Senior Debt 80	Multifamily	87,700	1 month LIBOR + 2.99%	5.4%	46.0%
Senior Debt 81	Multifamily	48,500	1 month LIBOR + 3.75%	6.2%	69.5%
Senior Debt 82	Multifamily	31,130	1 month LIBOR + 3.25%	5.7%	73.8%
Senior Debt 83	Multifamily	40,031	1 month LIBOR + 5.20%	7.6%	70.7%
Senior Debt 84	Office	7,200	1 month LIBOR + 3.90%	6.3%	67.6%
Senior Debt 85	Hospitality	10,000	1 month LIBOR + 4.95%	7.4%	69.0%
Senior Debt 86	Manufactured Housing	8,356	1 month LIBOR + 3.90%	6.3%	60.3%
Senior Debt 87	Self Storage	4,710	1 month LIBOR + 5.00%	7.4%	66.7%
Senior Debt 88	Hospitality	7,620	1 month LIBOR + 3.44%	5.8%	44.8%
Senior Debt 89	Retail	14,250	1 month LIBOR + 3.95%	6.4%	61.2%
Senior Debt 90	Hospitality	21,000	1 month LIBOR + 4.14%	6.5%	56.0%
Senior Debt 91	Office	21,850	1 month LIBOR + 4.25%	6.7%	62.3%
Senior Debt 92	Multifamily	23,750	1 month LIBOR + 3.10%	5.5%	73.1%
Senior Debt 93	Multifamily	36,250	1 month LIBOR + 3.10%	5.5%	73.4%
Senior Debt 94	Retail	13,400	1 month LIBOR + 4.00%	6.4%	84.0%
Senior Debt 95	Office	40,870	1 month LIBOR + 3.50%	5.9%	71.0%
Senior Debt 96	Retail	8,500	1 month LIBOR + 5.00%	7.4%	51.6%
Senior Debt 97	Hospitality	8,180	1 month LIBOR + 4.50%	6.9%	68.7%
Senior Debt 98	Multifamily	15,970	1 month LIBOR + 3.40%	5.8%	76.4%
Senior Debt 99	Multifamily	24,710	1 month LIBOR + 3.40%	5.8%	77.2%
Senior Debt 100	Hospitality	19,900	1 month LIBOR + 3.48%	5.9%	61.8%
Senior Debt 101	Multifamily	18,400	1 month LIBOR + 3.10%	5.5%	67.4%
Senior Debt 102	Office	25,900	1 month LIBOR + 3.77%	6.2%	68.2%
Senior Debt 103	Hospitality	17,856	5.75%	5.8%	52.9%
Mezzanine Loan 1	Multifamily	3,480	9.50%	9.5%	84.3%
Mezzanine Loan 2	Office	10,000	10.00%	10.0%	78.7%
Mezzanine Loan 3	Multifamily	22,800	1 month LIBOR + 8.01%	10.4%	57.9%
		$2,563,379		6.5%	67.0%
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
(2) Loan to value percentage is from metrics at origination.

The following table shows selected data from our commercial mortgage loans, held-for-sale, measured at fair value (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate	Effective Yield	Loan to Value (1)
TRS Senior Debt 1	Multifamily	$4,480	5.53%	5.5%	66.0%
TRS Senior Debt 2	Multifamily	18,750	5.15%	5.2%	68.9%
TRS Senior Debt 3	Land	10,000	5.02%	5.0%	70.4%
TRS Senior Debt 4	Industrial	18,950	4.50%	4.5%	69.4%
TRS Senior Debt 5	Retail	24,300	4.86%	4.9%	70.6%
TRS Senior Debt 6	Retail	3,570	5.20%	5.2%	64.9%
TRS Senior Debt 7	Retail	2,200	4.40%	4.4%	43.1%
TRS Senior Debt 8	Multifamily	16,200	2.90%	2.9%	16.2%
TRS Mezzanine Loan 1	Retail	3,500	10.00%	10.0%	59.7%
TRS Mezzanine Loan 2	Multifamily	1,100	11.01%	11.0%	68.4%
TRS Mezzanine Loan 3	Multifamily	1,000	11.00%	11.0%	68.9%
		$104,050		4.9%	60.2%
________________________
(1) Loan to value percentage is from metrics at origination.

The following table shows selected data from our real estate securities, available-for-sale, measured at fair value (dollars in thousands):

Type	Par Value	Interest Rate	Effective Yield
CMBS 1	$13,250	1 month LIBOR + 2.95%	5.4%
CMBS 2	13,251	1 month LIBOR + 2.10%	4.5%
CMBS 3	40,000	1 month LIBOR + 2.35%	4.8%
CMBS 4	18,500	1 month LIBOR + 1.70%	4.1%
CMBS 5	15,000	1 month LIBOR + 1.37%	3.8%
CMBS 6	13,500	1 month LIBOR + 1.50%	3.9%
CMBS 7	15,000	1 month LIBOR + 1.70%	4.1%
CMBS 8	5,000	1 month LIBOR + 1.50%	3.9%
	$133,501		4.4%

The following table shows selected data from our other real estate investments, measured at fair value (dollars in thousands):

Loan Type	Property Type	Par Value	Preferred Return
Preferred Equity 1	Retail	$2,500	12.50%
		$2,500
Results of Operations
Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018
We conduct our business through the following segments:

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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended June 30, 2019 and June 30, 2018 (dollars in thousands):

	Three Months Ended June 30,
	2019			2018
	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$2,462,757	$45,749	7.4%	$1,627,811	$31,512	7.7%
Real estate conduit	75,347	1,442	7.7%	72,657	2,568	14.1%
Real estate securities	88,304	1,034	4.7%	3,805	47	N/A
Total	$2,626,408	$48,225	7.3%	$1,704,273	$34,127	8.0%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$337,970	$5,465	6.5%	$222,339	$3,558	6.4%
Other financing and loan participation - commercial mortgage loans(7)	980	102	41.6%	13,519	726	21.5%
Repurchase Agreements - real estate securities	84,179	749	3.6%	3,029	25	3.3%
Collateralized loan obligations	1,492,388	19,668	5.3%	1,151,502	10,028	3.5%
Derivative instruments	—	(115)	N/A	—	52	N/A
Total	$1,915,517	$25,869	5.4%	$1,390,389	$14,389	4.1%
Net interest income/spread		$22,356	1.9%		$19,738	3.9%
Average leverage %(5)	72.9%			81.6%
Weighted average levered yield(6)			12.6%			11.2%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the three months ended June 30, 2019 and June 30, 2018, respectively.
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
(7) High financing cost for the three months ended June 30, 2019 due to deferred financing cost recognized at payoff of liability.
Interest income
Interest income for the three months ended June 30, 2019 and June 30, 2018 totaled $48.2 million and $34.1 million, respectively. As of June 30, 2019, our portfolio consisted of 106 commercial mortgage loans, 11 commercial mortgage loans, held-for-sale, measured at fair value, 8 investments in CMBS and one other real estate investment, measured at fair value. The main drivers in the increase in interest income were the increase in the 1 Month LIBOR, the benchmark for our loans and an increase of $922.1 million in the average carrying value of our interest-earning assets.

Interest expense
Interest expense for the three months ended June 30, 2019 increased to $25.9 million compared to interest expense for three months ended June 30, 2018 of $14.4 million. The increase in interest expense was due to (i) an increase in the 1 Month LIBOR, the benchmark index for our financing lines, (ii) an increase of $525.1 million in the average carrying value of our interest-bearing liabilities, and (iii) a noncash charge of $4.5 million related to the call of BSPRT 2017 -FL1 CLO on April 15, 2019.
Realized Gain/Loss on Commercial Mortgage Loans Held-for-Sale
There was no realized gain/loss on commercial mortgage loans held-for-sale for the three months ended June 30, 2019 or June 30, 2018, respectively, as there were no commercial mortgage loan held-for-sale during both periods.
Realized gain on commercial mortgage loans held-for-sale, measured at fair value at the TRS for the three months ended June 30, 2019 was $7.2 million compared to a realized gain of $4.0 million for the three months ended June 30, 2018. The $3.2 million increase in realized gain was due to higher profit margin from the sale of fixed-rate commercial real estate loans into the CMBS securitization market during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Total proceeds were $127.6 million for the three months ended June 30, 2019 compared to $155.2 million for the three months ended June 30, 2018.
Expenses from operations
Expenses from operations for the three months ended June 30, 2019 and June 30, 2018 were made up of the following (dollars in thousands):

	Three Months Ended June 30,
	2019	2018
Asset management and subordinated performance fee	$3,805	$2,266
Administrative services expenses	3,556	3,125
Acquisition expenses	270	51
Professional fees	2,568	2,668
Other expenses	836	1,150
Total expenses from operations	$11,035	$9,260
The increase in our expenses from operations was primarily related to asset management and subordinated performance fees and administrative services expenses. During the three months ended June 30, 2019 and June 30, 2018, we incurred asset management and subordinated performance fees of $3.8 million and $2.3 million, respectively. The increase in asset management and subordinated performance fee was primarily driven by the larger stockholders’ equity and preferred stock in the three months ended June 30, 2019 compared to the three months ended June 30, 2018.  In addition to a higher equity base, we accrued approximately $0.4 million of subordinated performance fee during the three months ended June 30, 2019 compared to $0.0 million during the three months ended June 30, 2018. For the three months ended June 30, 2019, we incurred approximately $3.6 million of administrative service expenses related to general and administrative expense reimbursement, of which the full amount was attributable to our Advisor; compared to $3.1 million of administrative services expense for the three months ended June 30, 2018, an increase of approximately $0.5 million due to a larger portfolio. Additionally, during the three months ended June 30, 2019 and June 30, 2018, we incurred $0.3 million and $0.1 million of acquisition expenses, respectively, an increase of approximately $0.2 million. The increases in administrative expense reimbursement and acquisition expenses are due to increases in overall Company growth and origination activities.
Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt and real estate securities segments.

The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the six months ended June 30, 2019 and June 30, 2018 (dollars in thousands):

	Six Months Ended June 30,
	2019			2018
	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$2,393,709	$89,383	7.5%	$1,634,271	$60,027	7.3%
Real estate conduit	113,919	3,812	6.7%	101,145	3,461	6.8%
Real estate securities	64,857	1,541	4.8%	1,913	47	N/A
Total	$2,572,485	$94,736	7.4%	$1,737,329	$63,535	7.3%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$347,855	$10,512	6.0%	$267,672	$7,770	5.8%
Other financing and loan participation - commercial mortgage loans(7)	5,417	225	8.3%	17,899	1,215	13.6%
Repurchase Agreements - real estate securities	68,532	1,247	3.6%	11,240	186	3.3%
Collateralized loan obligations	1,439,134	34,251	4.8%	947,284	23,750	5.0%
Derivative instruments	—	—	N/A	—	142	N/A
Total	$1,860,938	$46,235	5.0%	$1,244,095	$33,063	5.3%
Net interest income/spread		$48,501	2.4%		$30,472	2.0%
Average leverage %(5)	72.3%			71.6%
Weighted average levered yield(6)			13.6%			8.7%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the six months ended June 30, 2019 and June 30, 2018, respectively.
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
(7) High financing cost for the six months ended June 30, 2019 due to deferred financing cost recognized at payoff of liability.
Interest income
Interest income for the six months ended June 30, 2019 and June 30, 2018 totaled $94.7 million and $63.5 million, respectively. As of June 30, 2019, our portfolio consisted of 106 commercial mortgage loans, 11 commercial mortgage loans, held-for-sale, measured at fair value, eight investments in CMBS and one other real estate investment, measured at fair value. The main drivers in the increase in interest income were the increase in the 1 Month LIBOR, the benchmark for our loans and an increase of $835.2 million in the average carrying value of our interest-earning assets.
Interest expense
Interest expense for the six months ended June 30, 2019 increased to $46.2 million compared to interest expense for six months ended June 30, 2018 of $33.1 million. The increase in interest expense was due to an increase in the 1 Month LIBOR, the benchmark index for our financing lines and an increase of $616.8 million in the average carrying value of our interest-bearing liabilities.

Realized Gain/Loss on Commercial Mortgage Loans Held-for-Sale
Realized loss on commercial mortgage loans held-for-sale for the six months ended June 30, 2019 was $25.0 thousand on the sale of one commercial mortgage loan held-for-sale for proceeds of $5.0 million compared to $28.0 thousand for the six months ended June 30, 2018 on the sale of one commercial mortgage loan held-for-sale.
Realized gain on commercial mortgage loans held-for-sale, measured at fair value at the TRS for the six months ended June 30, 2019 was $18.4 million compared to a realized gain of $6.3 million for the six months ended June 30, 2018. The $12.1 million increase in realized gain was due to a combination of higher sale volume and higher profit margin from the sale of fixed-rate commercial real estate loans into the CMBS securitization market during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Total proceeds were $310.8 million for the six months ended June 30, 2019 compared to $236.9 million for the six months ended June 30, 2018.
Expenses from operations
Expenses from operations for the six months ended June 30, 2019 and June 30, 2018 were made up of the following (dollars in thousands):

	Six Months Ended June 30,
	2019	2018
Asset management and subordinated performance fee	$7,449	$4,507
Administrative services expenses	7,519	6,321
Acquisition expenses	518	116
Professional fees	4,663	5,227
Other expenses	1,732	2,142
Total expenses from operations	$21,881	$18,313
The increase in our expenses from operations was primarily related to asset management and subordinated performance fees and administrative services expenses. During the six months ended June 30, 2019 and June 30, 2018, we incurred asset management and subordinated performance fees of $7.4 million and $4.5 million, respectively. The increase in asset management and subordinated performance fee was primarily driven by the larger stockholders’ equity and preferred stock in the six months ended June 30, 2019 compared to the six months ended June 30, 2018.   In addition to a higher equity base, we accrued approximately $0.7 million of subordinated performance fee during the six months ended June 30, 2019 compared to $0.0 million during the six months ended June 30, 2018. For the six months ended June 30, 2019, we incurred approximately $7.5 million of administrative service expenses related to general and administrative expense reimbursement, of which the full amount was attributable to our Advisor; compared to $6.3 million of administrative services expense for the six months ended June 30, 2018, an increase of approximately $1.2 million due a larger portfolio. Additionally, during the six months ended June 30, 2019 and June 30, 2018, we incurred $0.5 million and $0.1 million of acquisition expenses, respectively, an increase of approximately $0.4 million. The increases in administrative expense reimbursement and acquisition expenses are due to increases in overall Company growth and origination activities.
Liquidity and Capital Resources
Our principal demands for cash will be funding our loan investments, continuing debt service obligations, distributions to our stockholders and the payment of our operating and administrative expenses.
We expect to use additional debt and equity financing as a source of capital. Our board of directors currently intends to operate at a leverage level of between one to three times book value of equity. However, our board of directors may change this target without shareholder approval. In addition, for the six months ended June 30, 2019, we raised an additional $55.6 million through sales of common and preferred equity to institutional and individual investors, and we expect to continue to raise capital in private placements in 2019. We anticipate that our debt and equity financing sources and our anticipated cash generated from operations will be adequate to fund our anticipated uses of capital.
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

Collateralized Loan Obligations
As of June 30, 2019 and December 31, 2018 the notes issued by BSPRT 2017-FL2 Issuer, Ltd., a wholly owned indirect subsidiary of the Company, are collateralized by interests in a pool of 8 and 12 mortgage assets having a total principal balance of $183.2 million and $244.6 million, respectively (the “2017-FL2 Mortgage Assets”). The sale of the 2017-FL2 Mortgage Assets to BSPRT 2017-FL2 Issuer was governed by a Mortgage Asset Purchase Agreement dated as of November 29, 2017, between the Company and BSPRT 2017-FL2 Issuer.
As of June 30, 2019 and December 31, 2018 the notes issued by BSPRT 2018-FL3 Issuer, Ltd. and BSPRT 2018-FL3 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 40 and 41 mortgage assets having a principal balance of $610.0 million and $609.3 million, respectively (the "2018-FL3 Mortgage Assets"). The sale of the 2018-FL3 Mortgage Assets to BSPRT 2018-FL3 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of April 5, 2018, between the Company and BSPRT 2018-FL3 Issuer, Ltd.
As of June 30, 2019 and December 31, 2018 the notes issued by BSPRT 2018-FL4 Issuer, Ltd. and BSPRT 2018-FL4 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, collateralized by interests in a pool of 40 and 41 mortgage assets having a principal balance of $868.4 million and $859.3 million, respectively (the "2018-FL4 Mortgage Assets"). The sale of the 2018-FL4 Mortgage Assets to BSPRT 2018-FL4 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of October12, 2018, between the Company and BSPRT 2018-FL4 Issuer,Ltd.
On May 30, 2019, BSPRT 2019-FL5 Issuer, Ltd. (the “Issuer”) and BSPRT 2019-FL5 Co-Issuer, LLC (the “Co-Issuer”), each wholly owned indirect subsidiaries of the Company, collateralized by interests in a pool of 49 mortgage assets having a principal balance of $810.0 million (the "2019-FL5 Mortgage Assets") entered into an indenture with the OP, as advancing agent, U.S. Bank National Association as note administrator and U.S. Bank National Association as trustee, which governs the issuance of approximately $714.8 million principal balance secured floating rate notes (the “Notes”), of which $639.9 million were purchased by third party investors and $74.9 million purchased by a wholly owned subsidiary of the OP. In addition, concurrently with the issuance of the Notes, the Issuer also issued 95,177 Preferred Shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “Preferred Shares”), which were not offered as part of closing the indenture. For U.S. federal income tax purposes, the Issuer and Co-Issuer are disregarded entities.
Repurchase Agreements, Commercial Mortgage Loans
As of June 30, 2019, we have repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), U.S Bank National Association (the "USB Repo Facility"), Barclays Bank PLC (the "Barclays Revolver Facility" and the "Barclays Repo Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, USB Repo Facility, WF Repo Facility, Barclays Revolver Facility and Barclays Repo Facility, the "Repo Facilities").
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

The details of our Repo Facilities at June 30, 2019 and December 31, 2018 are as follows (dollars in thousands):

As of June 30, 2019
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Maturity
JPM Repo Facility (2)	$520,000	$79,087	$4,170	4.76%	1/30/2020
USB Repo Facility (3)	100,000	12,318	405	4.65%	6/15/2020
CS Repo Facility (4)	300,000	20,563	4,286	4.99%	3/27/2020
WF Repo Facility (5)	175,000	—	746	4.53%	11/21/2020
Barclays Revolver Facility (6)	100,000	—	518	7.25%	9/19/2019
Barclays Repo Facility (7)	300,000	20,902	387	4.57%	3/15/2022
Total	$1,495,000	$132,870	$10,512
__________________________
(1) For the six months ended June 30, 2019. Includes amortization of deferred financing costs.
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
(6) Includes a one-year extension at the Company's option.
(7) Includes two one-year extensions at the Company's option.

As of December 31, 2018
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Maturity
JPM Repo Facility (2)	$520,000	$72,906	$4,291	4.55%	1/30/2020
GS Repo Facility (3)	—	—	257	N/A	12/27/2018
USB Repo Facility (4)	100,000	—	160	4.71%	6/15/2020
CS Repo Facility (5)	300,000	76,534	2,379	4.69%	6/19/2019
WF Repo Facility (6)	175,000	—	—	4.71%	11/21/2020
Barclays Revolver Facility (7)	100,000	—	681	6.24%	9/19/2019
Total	$1,195,000	$149,440	$7,768
_______________________
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
Other financing and loan participation - Commercial Mortgage Loans
On December 11, 2018, the Company transferred $10.0 million of its interest in a term loan to City National Bank ("City National Financing") via a participation agreement. The Company incurred $0.1 million and $0.2 million of interest expense on the City National Financing for the three months and six months ended June 30, 2019. On April 10, 2019, the Company terminated the participation agreement with City National Bank and paid off the $ 10.0 million under the participation agreement.

CMBS Master Repurchase Agreements
We have entered into various CMBS Master Repurchase Agreements (“MRAs”) that allow us to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary. As of June 30, 2019 and December 31, 2018, we were party to six MRAs, of which two were used for each respective periods presented, described below (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged(1)	Interest Rate	Days to Maturity
As of June 30, 2019
JP Morgan Securities LLC	$50,483	$90	$57,000	3.27%	10
Wells Fargo Securities, LLC	34,539	79	42,550	3.46%	9
Total/Weighted Average	$85,022	$169	$99,550	3.35%	9

As of December 31, 2018
JP Morgan Securities LLC	$21,961	$27	$26,750	3.67%	18
Wells Fargo Securities, LLC	22,578	47	28,223	3.93%	11
Total/Weighted Average	$44,539	$74	$54,973	3.80%	15
________________________
(1) Collateral includes 24.3 million and $28.2 million of CLO notes, held by the Company, which eliminates within the real estate securities, at fair value line of the consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.
The following tables summarize our Repurchase Agreements, Commercial Mortgage Loans and our MRAs for the six months ended June 30, 2019, 2018 and 2017, respectively:

	As of June 30, 2019
	Amount Outstanding		Average Outstanding Balance
	Q1	Q2	Q1	Q2
Repurchase Agreements, Commercial Mortgage Loans	$370,889	$132,870	$357,850	$337,970
Repurchase Agreements, Real Estate Securities	$22,078	$85,022	$52,711	$84,179

	As of June 30, 2018
	Amount Outstanding		Average Outstanding Balance
	Q1	Q2	Q1	Q2
Repurchase Agreements, Commercial Mortgage Loans	$501,310	$304,975	$313,509	$222,339
Repurchase Agreements, Real Estate Securities	$—	$10,600	$19,542	$3,029

	As of June 30, 2017
	Amount Outstanding		Average Outstanding Balance
	Q1	Q2	Q1	Q2
Repurchase Agreements, Commercial Mortgage Loans	$340,948	$177,495	$280,468	$387,988
Repurchase Agreements, Real Estate Securities	$52,174	$49,071	$63,611	$66,996

The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the six months ended June 30, 2019, the maximum average outstanding balance was $565.1 million, at the end of May 30, 2019, of which $483.2 million was related to repurchase agreements on our commercial mortgage loans and $81.9 million for repurchase agreements on our real estate securities.
During the six months ended June 30, 2018, the maximum average outstanding balance was $516.9 million, at the end of March 31, 2018, of which $516.9 million, all of which was related to repurchase agreements on our commercial mortgage loans.

During the six months ended June 30, 2017, the maximum average outstanding balance was $483.4 million, at the end of June 30, 2017, of which $434.4 million was related to repurchase agreements on our commercial mortgage loans and $49.1 million for repurchase agreements on our real estate securities.
Private Placements
Since February 2018, we have been conducting offerings of our common stock and Series A redeemable convertible preferred stock ("Preferred Stock") in offerings exempt from the registration requirements of the Securities Act. The following table summarizes the sales of common stock in these offerings (dollars in thousands, except share amounts):

	Total
	Shares Issued	Proceeds
Balance, December 31, 2018	7,534,358	$124,335
January 2019	139,138	2,325
February 2019	655,296	10,950
March 2019	367,145	6,135
April 2019	557,309	9,314
May 2019	662,492	11,070
June 2019	48,033	803
Balance, June 30, 2019	9,963,771	$164,932
As of June 30, 2019, we had $19.2 million outstanding of binding purchase commitments for common stock.
The following table summarizes the sales of Preferred Stock in these offerings (dollars in thousands, except share amounts):

	Total
	Shares Issued	Proceeds
Balance, December 31, 2018	29,249	$146,245
January 2019	—	—
February 2019	2,996	14,979
March 2019	—	—
April 2019	—	—
May 2019	—	—
June 2019	—	—
Balance, June 30, 2019	32,245	$161,224
As of June 30, 2019, we had $31.3 million outstanding of binding purchase commitments for Preferred Stock.

The following tables present the activity in our Preferred Stock for the periods ended June 30, 2019 and June 30, 2018, respectively (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2018	29,249	$145,786
Issuance of Preferred Stock	2,996	14,979
Dividends paid in Preferred Stock	1	7
Amortization of offering costs	—	51
Ending Balance, June 30, 2019	32,246	$160,823

	Shares	Amount
Balance, December 31, 2017	—	$—
Issuance of Preferred Stock	2,255	11,277
Dividends paid in Preferred Stock	—	—
Amortization of offering costs	—	—
Ending Balance, June 30, 2018	2,255	$11,277
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
The below table shows the distributions paid on shares outstanding of common stock during the six months ended June 30, 2019 and June 30, 2018 (dollars in thousands):

Six Months Ended June 30, 2019 Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 4, 2019	$3,576	$1,171
February 1, 2019	3,657	1,168
March 1, 2019	3,333	1,053
April 1, 2019	3,749	1,167
May 1, 2019	3,678	1,143
June 3, 2019	3,870	1,182
Total	$21,863	$6,884

Six Months Ended June 30, 2018 Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2018	$2,649	$1,242
February 1, 2018	2,665	1,233
March 1, 2018	2,386	1,098
April 1, 2018	2,664	1,200
May 1, 2018	2,593	1,152
June 1, 2018	2,694	1,184
Total	$15,651	$7,109

The following table shows the sources for the payment of distributions to common stockholders for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Distributions:
Cash distributions paid	$11,297		$7,975		$21,863		$15,675
Distributions reinvested	3,492		3,536		6,884		7,109
Total distributions	$14,789		$11,511		$28,747		$22,784
Source of distribution coverage:
Net Income/(Loss)	$11,036	74.6%	$7,975	69.3%	$21,863	76.1%	$15,675	68.8%
Available cash on hand	261	1.8%	—	—%	—	—%	—	—%
Common stock issued under DRIP	3,492	23.6%	3,536	30.7%	6,884	23.9%	7,109	31.2%
Total sources of distributions	$14,789	100.0%	$11,511	100.0%	$28,747	100.0%	$22,784	100.0%
Net income applicable to common stock (GAAP)	$11,036		$12,086		$27,606		$17,382
Cash Flows
Cash Flows for the Six Months Ended June 30, 2019
Net cash provided by operating activities for the six months ended June 30, 2019 was $16.4 million. Cash inflows were primarily driven by an increase in net income to $34.4 million, offset by net cash outflows of $27.0 million related to originations of and proceeds from sales of commercial mortgage loans, measured at fair value.
Net cash used in investing activities for the six months ended June 30, 2019 was $450.9 million. Cash outflows were primarily driven by the origination and acquisition of $669.0 million of commercial mortgage loans and purchase of real estate securities of $107.5 million. Outflows were offset by proceeds from principal repayments of $328.7 million received on commercial mortgage loans.
Net cash provided by financing activities for the six months ended June 30, 2019 was $408.4 million. Cash inflows were primarily driven by proceeds from net borrowing on the Repo Facilities of $16.6 million and proceeds from net borrowing on our CMBS MRAs of $40.5 million. Inflows were partially offset by the payment of $28.6 million in cash distributions to stockholders and $7.2 million of stock repurchases and repayments on CLOs of $260.8 million.
Cash Flows for the Six Months Ended June 30, 2018
Net cash used in operating activities for the six months ended June 30, 2018 was $49.7 million. Cash outflows were primarily driven by cash outflows of $317.4 million from origination of commercial mortgage loans, held for sale, measured at fair value, partially offset by $244.4 million of proceeds from the sale of commercial mortgage loans, held for sale.
Net cash used in investing activities for the six months ended June 30, 2018 was $519.0 million. Cash outflows of $815.7 million was due to new originations and purchases of commercial mortgage loans, held for investment. This was partially offset by $310.5 million of proceeds from principal repayments received on commercial mortgage loans, held for investment.
Net cash provided by financing activities for the six months ended June 30, 2018 was $526.1 million. Cash inflows were primarily driven by $239.3 million from net borrowings on the Repo Facilities repurchase agreements offset by cash outflows of $142.0 million on repayments on collateralized loan obligations and net payments of $28.4 million on our CMBS MRAs.
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

Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of June 30, 2019 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$135,607	$148,408	$—	$—	$284,015
JPM Repo Facility	79,087	—	—	—	79,087
USB Repo Facility	12,318	—	—	—	12,318
CS Repo Facility	20,563	—	—	—	20,563
Barclays Repo Facility	—	20,902	—	—	20,902
CLOs (2)	—	—	—	1,904,703	1,904,703
JPM MRA	50,483	—	—	—	50,483
WF MRA	34,539	—	—	—	34,539
Total	$332,597	$169,310	$—	$1,904,703	$2,406,610
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $261.4 million and $186.5 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of June 30, 2019 and December 31, 2018.
In addition, we have contractual obligations under our agreements with the Advisor as described below.
Related Party Arrangements
Benefit Street Partners L.L.C.
Amended Advisory Agreement
Refer to “Note 9 - Related Party Transactions and Arrangements” for a summary of the Company’s Advisory Agreement with the Advisor and amounts paid to the Advisor pursuant to the Advisory Agreement for the three and six months ended June 30, 2019 and 2018.
Investment in Common and Preferred Stock
Refer to “Note 7 - Stock Transactions” for a description of the Company’s private placements. Since February 2018, officers of the Company and other employees of the Advisor and its affiliates (“Manager Investors”) have acquired common stock and Preferred Stock in these private placements on substantially the same terms as purchases by third party institutional investors unaffiliated with the Company or the Advisor. As of June 30, 2019, the Manager Investors have acquired in these private placements 2,014,455 shares of common stock for an aggregate purchase price of $33.6 million and 115 shares of Preferred Stock for an aggregate purchase price (which included accrued dividends) of $0.6 million. In addition, as of June 30, 2019, Manager Investors have entered into purchase commitments for an additional $2.6 million of common stock.
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
Loan Acquisitions
On February 22, 2018, the Company purchased commercial mortgage loans from an entity that is an affiliate of our Advisor, for an aggregate purchase price of $27.8 million. The purchase of the commercial mortgage loans and the $27.8 million purchase price were approved by the Company’s board of directors. These loans are expected to be sold into a securitization vehicle through our TRS segment. On April 18, 2018, we sold $23.3 million of these commercial mortgage loans into a CMBS securitization. The remaining $4.5 million of these commercial mortgage loans are recorded in commercial mortgage loans, held-for-sale, measured at fair value on the consolidated balance sheet as of June 30, 2019.
Off Balance Sheet Arrangements
We currently have no off balance sheet arrangements as of June 30, 2019 and through the date of the filing of this Form 10-Q.

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

The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the six months ended June 30, 2019 and June 30, 2018 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Funds From Operations:
Net income	$14,526	$12,102	$34,416	$17,398
Funds from operations	$14,526	$12,102	$34,416	$17,398
Modified Funds From Operations:
Funds from operations	$14,526	$12,102	$34,416	$17,398
Amortization of premiums, discounts and fees on investments, net	(1,679)	(910)	(3,185)	(1,916)
Acquisition fees and acquisition expenses	270	51	518	116
Unrealized (gain) loss on financial instruments	1,436	(157)	2,838	(595)
Loan loss (recovery)/provision	573	2,354	3,068	2,436
Modified funds from operations (1)	$15,126	$13,440	$37,655	$17,439
__________________________
(1) Modified funds from operations for three and six months ended June 30, 2019 includes a non-cash charge of $4.5 million related to the call of BSPRT 2017 - FL1 CLO on April 15, 2019. Excluding the non-cash charge modified funds from operations would be $19.6 million and $42.2 million for three months and six months ended June 30, 2019. Modified funds from operations for six months ended June 30, 2018 of $17.4 million includes a non-cash charge of $6.4 million related to the call of RFT 2015-FL1 CLO on February 15, 2018. Excluding this non-cash charge, modified funds from operations would have been $23.8 million. For three months ended June 30, 2018, there was no such non-cash adjustment.

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

As of June 30, 2019 and December 31, 2018, our portfolio included 110 and 64 variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 25 or 50 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	June 30, 2019	December 31, 2018
(-) 25 Basis Points	(0.45)%	(1.38)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	2.65%	2.75%
(+) 100 Basis Points	5.39%	5.50%

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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
Refer to "Note 7 - Stock Transactions" to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the common stock purchase agreements and preferred stock purchase agreements we entered into with certain accredited investors, certain officers of the Company, and certain owners, employees and associates of the Advisor and its affiliates pursuant to which such persons committed to buy shares of our common stock and Preferred Stock. During the six months ended June 30, 2019, the Company has sold 1,164,575 shares of common stock for proceeds of $19.4 million, and 2,996 shares of Preferred Stock for proceeds of $15.0 million. As of June 30, 2019, the Company had $19.2 million in outstanding purchase commitments for common stock and $31.3 million for Preferred Stock.
The offer and sale of the common stock and Preferred Stock pursuant to the Common Stock Purchase Agreements and Preferred Stock Purchase Agreements were conducted in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.
Issuer Purchases of Equity Securities
Share repurchase activity under the SRP during six months ended June 30, 2019 was as follows:

	Number of Shares Repurchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2019	845	$18.60	387,530	(1)
February 1 - February 28, 2019	—	N/A	—	(1)
March 1 - March 31, 2019	—	N/A	—	(1)
April 1 - April 30, 2019	—	N/A	—	(1)
May 1 - May 31, 2019	—	N/A	—	(1)
June 1 - June 30, 2019	—	N/A	—	(1)
Total	845	$18.60	387,530

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
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1(1)
Indenture, dated as of May 30, 2019, by and among BSPRT 2010-FL5 Issuer, Ltd., BSPRT 2019-FL5 Co-Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator and custodian.

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Benefit Street Partners Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________________________________
(1) Filed as exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 5, 2019 and incorporated by reference herein.
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benefit Street Partners Realty Trust, Inc.
Dated:	August 13, 2019	By	/s/ Richard J. Byrne
Name: Richard J. Byrne
Title: Chief Executive Officer and President
(Principal Executive Officer)

Dated:	August 13, 2019	By	/s/ Jerome S. Baglien
Name: Jerome S. Baglien
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)