Form 10-Q
period 2019-09-30
Benefit Street Partners Realty Trust, Inc.
filed 2019-11-13
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of October 31, 2019 was 43,337,374.

2

BENEFIT STREET PARTNERS REALTY TRUST, INC.

TABLE OF CONTENTS

i

PART I
Item 1. Consolidated Financial Statements and Notes (unaudited)

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Cash and cash equivalents	$34,104	$191,390
Restricted cash	18,627	13,029
Commercial mortgage loans, held for investment, net of allowance of $738 and $4,836	2,496,113	2,206,830
Commercial mortgage loans, held-for-sale, measured at fair value	175,073	76,863
Real estate securities, available for sale, measured at fair value	232,247	26,412
Derivative instruments, measured at fair value	740	846
Other real estate investments, measured at fair value	2,556	—
Receivable for loan repayment (1)	197,322	73,684
Accrued interest receivable	14,241	12,789
Prepaid expenses and other assets	5,876	4,235
Operating right of use asset	6,023	—
Real estate owned	8,110	—
Total assets	$3,191,032	$2,606,078
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$1,812,448	$1,505,279
Repurchase agreements - commercial mortgage loans	111,937	149,440
Repurchase agreements - real estate securities	244,308	44,539
Other financing and loan participation - commercial mortgage loans	—	9,902
Derivative instruments, measured at fair value	2,168	1,319
Interest payable	3,136	3,025
Distributions payable	6,456	5,834
Accounts payable and accrued expenses	9,014	4,497
Due to affiliates	4,824	3,229
Operating lease liabilities	6,096	—
Total liabilities	$2,200,387	$1,727,064
Commitment and contingencies (See Note 8)
Redeemable convertible preferred stock Series A, $0.01 par value, 40,000 authorized, 38,501 issued and outstanding as of September 30, 2019 and 29,249 issued and outstanding as of December 31, 2018	$192,125	$145,786
Equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 949,999,000 shares authorized, 43,021,064 and 39,303,710 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	432	395
Additional paid-in capital	888,208	827,558
Accumulated other comprehensive income (loss)	(751)	(459)
Accumulated deficit	(89,369)	(94,266)
Total stockholders' equity	$798,520	$733,228
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$3,191,032	$2,606,078
___________________
(1) Includes $196.3 million and $73.7 million of cash held by servicer related to loan payoffs pledged to the CLOs as of September 30, 2019 and December 31, 2018, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income:
Interest income	$50,445	$42,943	$145,181	$106,478
Less: Interest expense	22,160	17,120	68,395	50,183
Net interest income	28,285	25,823	76,786	56,295
Revenue from real estate owned	1,064	—	1,064	—
Total Income	$29,349	$25,823	$77,850	$56,295

Expenses:
Asset management and subordinated performance fee	4,468	2,720	11,917	7,227
Acquisition expenses	180	173	698	289
Administrative services expenses	4,564	3,501	12,083	9,822
Professional fees	3,427	2,556	8,090	6,803
Other expenses	2,466	774	4,198	3,896
Total expenses	$15,105	$9,724	36,986	28,037
Other (income)/loss:
Loan loss provision/(recovery)	$(245)	$1,066	2,823	3,502
Realized (gain)/loss on sale of real estate securities	—	107	—	107
Realized (gain)/loss on sale of commercial mortgage loan held-for-sale	—	20	25	48
Realized (gain)/loss on sale of commercial mortgage loan, held-for-sale, measured at fair value	(14,157)	(3,419)	(32,575)	(9,765)
Unrealized (gain)/loss on commercial mortgage loans, held-for-sale, measured at fair value	(161)	231	(393)	(474)
Unrealized (gain)/loss on derivatives	(4,388)	(1,272)	(1,318)	(1,162)
Realized (gain)/loss on derivatives	5,188	41	8,272	(1,476)
Total other (income)/loss	$(13,763)	$(3,226)	$(23,166)	$(9,220)
Income/(loss) before taxes	28,007	19,325	64,030	37,478
Provision/(benefit) for income tax	2,094	325	3,701	1,080
Net income	$25,913	$19,000	$60,329	$36,398
Net income applicable to common stock	$20,460	$17,294	$48,409	$35,127

Basic earnings per share	$0.48	$0.49	$1.17	$1.07
Diluted earnings per share	$0.48	$0.49	$1.17	$1.07
Basic weighted average shares outstanding	42,795,038	35,468,648	41,287,548	32,977,572
Diluted weighted average shares outstanding	42,807,773	35,482,857	41,300,384	32,987,579

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$25,913	$19,000	$60,329	$36,398
Unrealized gain/(loss) on available-for-sale securities	(372)	194	(292)	171
Comprehensive income attributable to Benefit Street Partners Realty Trust, Inc.	$25,541	$19,194	$60,037	$36,569

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2018	39,303,710	$395	$827,558	$(459)	$(94,266)	$733,228
Issuance of common stock	1,161,580	11	19,398	—	—	19,409
Common stock repurchases	(387,530)	(4)	(7,203)	—	—	(7,207)
Common stock issued through distribution reinvestment plan	180,906	2	3,390	—	—	3,392
Share-based compensation	—	—	39	—	—	39
Offering costs	—	—	(382)	—	—	(382)
Net income	—	—	—	—	19,890	19,890
Distributions declared	—	—	—	—	(17,449)	(17,449)
Other comprehensive income	—	—	—	145	—	145
Balance, March 31, 2019	40,258,666	$404	$842,800	$(314)	$(91,825)	$751,065
Issuance of common stock	1,267,833	$13	$21,175	$—	$—	$21,188
Common stock repurchases	—	—	—	—	—	—
Common stock issued through distribution reinvestment plan	187,146	2	3,490	—	—	3,492
Share-based compensation	6,400	—	39	—	—	39
Offering costs	—	—	(529)	—	—	(529)
Net income	—	—	—	—	14,526	14,526
Distributions declared	—	—	—	—	(18,298)	(18,298)
Other comprehensive income	—	—	—	(65)	—	(65)
Balance, June 30, 2019	41,720,045	$419	$866,975	$(379)	$(95,597)	$771,418
Issuance of common stock	1,466,430	14	24,471	—	—	24,485
Common stock repurchases	(354,323)	(3)	(6,603)	—	—	(6,606)
Common stock issued through distribution reinvestment plan	188,912	2	3,513	—		3,515
Share-based compensation	—	—	39	—	—	39
Offering costs	—	—	(187)	—	—	(187)
Net income	—	—	—	—	25,913	25,913
Distributions declared	—	—	—	—	(19,685)	(19,685)
Other comprehensive income	—	—	—	(372)	—	(372)
Balance, September 30, 2019	43,021,064	$432	$888,208	$(751)	$(89,369)	$798,520

BENEFIT STREET PARTNERS REALTY TRUST, INC
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2017	31,834,072	$320	$704,101	$—	$(94,082)	$610,339
Issuance of common stock	—	—	—	—	—	—
Common stock repurchases	(421,809)	(4)	(7,826)	—	—	(7,830)
Common stock issued through distribution reinvestment plan	187,851	2	3,571	—	—	3,573
Share-based compensation	—	—	42	—	—	42
Net income	—	—	—	—	5,296	5,296
Distributions declared	—	—	—	—	(11,246)	(11,246)
Other comprehensive income	—	—	—	—	—	—
Balance, March 31, 2018	31,600,114	$318	$699,888	$—	$(100,032)	$600,174
Issuance of common stock	834,537	8	13,715	—	—	13,723
Common stock repurchases				—	—	—
Common stock issued through distribution reinvestment plan	186,008	2	3,534	—	—	3,536
Share-based compensation			38	—	—	38
Net income	—	—	—	—	12,102	12,102
Distributions declared	—	—	—	—	(11,427)	(11,427)
Other comprehensive income	—	—	—	(23)	—	(23)
Balance, June 30, 2018	32,620,659	$328	$717,175	$(23)	$(99,357)	$618,123
Issuance of common stock	5,054,398	$51	$83,066	$—	$—	$83,117
Common stock repurchases	(387,214)	(4)	(7,251)	—	—	(7,255)
Common stock issued through distribution reinvestment plan	183,775	1	3,486	—	—	3,487
Share-based compensation	5,775	—	38	—	—	38
Offering Cost	—	—	(236)	—	—	(236)
Net income	—	—	—	—	19,000	19,000
Distributions declared	—	—	—	—	(14,123)	(14,123)
Other comprehensive income	—	—	—	194	—	194
Balance, September 30, 2018	37,477,393	$376	$796,278	$171	$(94,480)	$702,345
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$60,329	$36,398
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Premium amortization and (discount accretion), net	(4,756)	(3,456)
Accretion of deferred commitment fees	(2,220)	(1,400)
Amortization of deferred financing costs	8,406	10,788
Share-based compensation	117	118
Unrealized (gain)/loss on commercial mortgage loans held-for-sale	(393)	(474)
Unrealized (gain)/loss on derivative instruments	(1,318)	(1,162)
Loan loss (recovery)/provision	2,823	3,502
Realized (gain)/loss on sale of real estate securities	—	107
Origination of commercial mortgage loans, held-for-sale	(749,422)	(444,496)
Proceeds from sale of commercial mortgage loans, held-for-sale	647,089	367,546
Changes in assets and liabilities:
Accrued interest receivable	768	(2,054)
Prepaid expenses and other assets	(3,467)	(2,553)
Accounts payable and accrued expenses	4,517	2,172
Due to affiliates	1,595	(3,106)
Interest payable	111	940
Net cash (used in)/provided by operating activities	$(35,821)	$(37,130)
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(892,413)	$(1,278,978)
Proceeds from sale of commercial mortgage loans, held for sale	—	2,218
Principal repayments received on commercial mortgage loans, held for investment	482,396	556,465
Purchase of other real estate investments	(2,511)	—
Purchase of real estate securities	(206,710)	(39,511)
Principal repayments received on real estate securities	541	—
Purchase of derivative instruments	(3,224)	(520)
Proceeds from sale of real estate securities	—	12,456
Net cash (used in)/provided by investing activities	$(621,921)	$(747,870)
Cash flows from financing activities:
Proceeds from issuances of common stock	$63,986	$96,840
Proceeds from issuances of redeemable convertible preferred stock	46,245	96,075
Common stock repurchases	(13,814)	(15,072)
Reimbursements/(payments) of offering costs and fees related to stock issuances	—	(236)
Borrowings under collateralized loan obligation	639,899	488,000
Repayments of collateralized loan obligation	(333,740)	(331,656)
Borrowings on repurchase agreements - commercial mortgage loans	866,582	1,566,956
Repayments of repurchase agreements - commercial mortgage loans	(904,085)	(1,067,282)
Borrowings on repurchase agreements - real estate securities	1,112,709	146,692
Repayments of repurchase agreements - real estate securities	(912,940)	(163,454)

BENEFIT STREET PARTNERS REALTY TRUST, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Repayments on other financing and loan participation - commercial mortgage loans	(10,000)	(26,182)
Payments of deferred financing costs	(4,395)	(6,230)
Distributions paid	(44,393)	(25,118)
Net cash (used in)/provided by financing activities:	$506,054	$759,333
Net change in cash, cash equivalents and restricted cash	$(151,688)	$(25,667)
Cash, cash equivalents and restricted cash, beginning of period	204,419	91,708
Cash, cash equivalents and restricted cash, end of period	$52,731	$66,041

Supplemental disclosures of cash flow information:
Taxes paid	$—	$340
Interest paid	59,878	38,455
Cash paid for amounts included in the measurement of operating lease liabilities	33	—

Supplemental disclosures of non-cash flow information:
Distribution payable	$6,456	$5,834
Common stock issued through distribution reinvestment plan	10,393	10,597
Commercial mortgage loans transferred from held for sale to held for investment	4,472	—
Real estate owned received in lieu of foreclosure	8,110	—
Recognition of right-of-use asset and related lease liability	6,109	—

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$34,104	$55,471
Restricted cash	18,627	10,570
Cash, cash equivalents and restricted cash, end of period	$52,731	$66,041

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2018, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 29, 2019. There have been no significant changes to the Company's significant accounting policies during the nine months ended September 30, 2019.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
The accompanying consolidated financial statements include the accounts of collateralized loan obligations ("CLOs") issued and securitized by wholly owned subsidiaries of the Company. The Company has determined the CLOs are VIEs of which the Company's subsidiary is the primary beneficiary. The assets and liabilities of the CLOs are consolidated in the accompanying consolidated balance sheet in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation.
Acquisition Expenses
The Company incurs acquisition expenses payable to the Advisor. Acquisition expenses paid to the Company's Advisor in connection with the origination and acquisition of commercial mortgage loan investments and acquisition of real estate securities are evaluated based on the nature of the expense to determine if they should be expensed in the period incurred or capitalized and amortized over the life of the investment. Pursuant to the Advisory Agreement, the Advisor is entitled to reimbursement for acquisition expenses of 0.5%.
Cash and Cash Equivalents
Cash consists of amounts deposited with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit. Cash equivalents include short-term, liquid investments in money market funds with original maturities of 90 days or less when purchased.
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
Held-for-Sale - Commercial mortgage loans that are intended to be sold in the foreseeable future are reported as held-for-sale and are transferred at fair value and recorded at the lower of cost or fair value with changes recorded through the statements of operations. Unamortized loan origination costs for commercial mortgage loans held-for-sale that are carried at the lower of cost or fair value are capitalized as part of the carrying value of the loans and recognized upon the sale of such loans. Amortization of origination costs ceases upon transfer of commercial mortgage loans to held-for-sale. During the nine months ended September 30, 2019, the Company originated $5.0 million of commercial mortgage loans held-for-sale and sold these loans during the period for net proceeds of approximately $5.0 million.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
Real estate owned
Real estate owned (“REO”) represents real estate acquired by the Company through foreclosure, deed in lieu of foreclosure, or purchase. REO assets are carried at their estimated fair value at acquisition and are presented net of accumulated depreciation and impairment charges. The Company allocates the purchase price of acquired real estate assets based on the fair value of the acquired land, building, furniture, fixtures and equipment.
Real estate assets are depreciated using the straight-line method over estimated useful lives of up to 40 years for buildings and improvements and up to 15 years for furniture, fixtures and equipment. Renovations and/or replacements that improve or extend the life of the real estate asset are capitalized and depreciated over their estimated useful lives.
Leases
In February 2016, the FASB issued Accounting Standard Update ("ASU") 2016-02 ("ASC 842"), Leases, which replaced Topic 840, Leases, and requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements ("ASU 2016-02"). ASC 842 was subsequently amended by ASU 2018-01, “Land Easement Practical Expedient for Transition to ASC 842” ("ASU 2018-01"); ASU 2018-10, Codification Improvements to ASC 842, Leases” ("ASU 2018-10"); and ASU 2018-11, “Targeted Improvements” ("ASU 2018-11"). The new standard establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. ROU assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. Leases will be classified as either a finance or operating lease, with such classification affecting the pattern and classification of expense recognition in the income statement.
The Company adopted ASC 842, and subsequent amendments, on January 1, 2019. For leases greater than 12 months, the Company determines, at the inception of the contract, if the arrangement meets the classification criteria for an operating or finance lease. For leases that have extension options, which can be exercised at the Company's discretion, management uses judgment to determine if it is reasonably certain that such extension options will be elected. If the extension options are reasonably certain to occur, the Company includes the extended term's lease payments in the calculation of the respective lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The incremental borrowing rate used to discount the lease liability is determined at commencement of the lease, or upon modification of the lease, as the interest rate a lessee would have to pay to borrow on a fully collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company's incremental borrowing rate considers information at both the corporate and property level and analysis of current market conditions for obtaining new financings.
Operating fixed lease expense is recognized on a straight-line basis over the lease term (see Note 8). All leases as of September 30, 2019 were operating leases.
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
September 30, 2019
(Unaudited)

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
Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRS, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRS is not consolidated for U.S. federal income tax purposes, but is instead taxed as a C corporation. For financial reporting purposes, the TRS is consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRS. Total income tax expense for the three months ended September 30, 2019 and September 30, 2018 were $2.1 million and $0.3 million, respectively. Total income tax expense for the nine months ended September 30, 2019 and September 30, 2018 were $3.7 million and $1.1 million, respectively.
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
September 30, 2019
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
Earnings per Share
The Company’s Series A redeemable convertible preferred stock (the "Series A Preferred Stock") is considered a participating security. As such, the Company is required to include the Series A Preferred Stock in the calculation of basic earnings per share and calculate basic earnings per share using the two-class method. The Company calculates basic earnings per share by dividing net income applicable to common stock for the period by the weighted-average number of shares of common stock outstanding for that period. The Company’s dilutive earnings per share calculation is computed using the more dilutive result of the treasury stock method, assuming the participating security is a potential common share, or the two-class method, assuming the participating security is not converted. Diluted earnings per share reflects the potential dilution that could occur from shares outstanding if potential shares of common stock with a dilutive effect have been issued in connection with the restricted stock plan or upon conversion of the outstanding shares of the Company’s Series A Preferred Stock, except when doing so would be anti-dilutive.
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
See Note 13 - Segment Reporting for further information regarding the Company's segments.
Redeemable Convertible Preferred Stock
The Company’s Series A Preferred Stock is classified outside of permanent equity in the consolidated balance sheets. Subject to certain conditions, the Series A Preferred Stock is redeemable at the option of the holder of Series A Preferred Stock, outside of the control of the Company. As set forth in the Articles Supplementary Series A Convertible Preferred Stock (the “Articles Supplementary”) to the Company’s Articles of Amendment and Restatement, the Series A Preferred Stock is redeemable for shares of the Company's common stock, $0.01 par value per share (the "Common Stock") at the option of the shareholder upon a change of control (as defined in the Articles Supplementary) or after the sixth anniversary of the date of issuance. A change in control of the Company occurs if any person acquires more than 50% of the total economic interests or voting power of all securities of the Company, other than in a liquidity event.
Shares of Series A Preferred Stock rank senior to shares of Common Stock with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up of the Company. Dividends payable on each share of Series A Preferred Stock will be equal to the greater of (i) an amount equal to $16.67 per share and (ii) the monthly dividend that would have been paid had such share of Series A Preferred Stock been converted to a share of Common Stock, subject to proration in the event that such share of Series A Preferred Stock was not outstanding for the full month.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Immediately prior to a “Liquidity Event,” each outstanding share of Series A Preferred Stock shall convert (the “Mandatory Conversion”) into 299.2 shares of Common Stock, subject to anti-dilution adjustments (the “Conversion Rate”). A “Liquidity Event” is defined as (i) the listing of the Common Stock on a national securities exchange or quotation on an electronic inter-dealer quotation system; (ii) a merger or business combination involving the Company pursuant to which outstanding shares of Common Stock are exchanged for securities of another company which are listed on a national securities exchange or quoted on an electronic inter-dealer quotation system; or (iii) any other transaction or series of transaction that results in all shares of Common Stock being transferred or exchanged for cash or securities which are listed on a national securities exchange or quoted on an electronic inter-dealer quotation system. If there has not been a Liquidity Event within six years from the initial issuance of the Series A Preferred Stock, each holder of Series A Preferred Stock shall have the right to convert all, but not less than all, of the Series A Preferred Stock held by such holder into Common Stock at the Conversion Rate. Each holder also has the option to convert its shares of Series A Preferred Stock into Common Stock upon a change in control (as defined in the Articles Supplementary) of the Company. In addition, neither the Company nor a holder of shares of Series A Preferred Stock may redeem shares of the Series A Preferred Stock until six years from the initial issuance of the Series A Preferred Stock, except in cases of a change in control (as defined in the Articles Supplementary).

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Holders of the Series A Preferred Stock are entitled to vote on each matter submitted to a vote of the stockholders of the Company upon which the holders of Common Stock are entitled to vote, upon which the holders of the Series A Preferred Stock and holders of the Common Stock shall vote together as a single class. The number of votes applicable to a share of Series A Preferred Stock will be equal to the number of shares of Common Stock a share of Series A Preferred Stock could have been converted into as of the record date set for purposes of such stockholder vote (rounded down to the nearest whole number of shares of Common Stock). In addition, the affirmative vote of the holders of two-thirds of the outstanding shares of Series A Preferred Stock is required to approve the issuance of any equity securities senior to the Series A Preferred Stock and to take certain actions materially adverse to the holders of the Series A Preferred Stock.
On September 11 2019, the Company’s board of directors approved the Company’s entry into a $5.0 million binding purchase commitment with an institutional investor for a new series of Series C convertible preferred stock, $0.01 par value (the “Series C Preferred Stock” and together with the Series A Preferred Stock, the “Preferred Stock”). The Articles Supplementary for the Series C Preferred Stock was not filed with the Maryland State Department of Assessments and Taxation until the closing of the commitment on October 18, 2019.
The terms of the Series C Preferred Stock are substantially similar to the terms of the Series A Preferred Stock. The primary difference between the terms of the two instruments is that the Mandatory Conversion of the Series C Preferred Stock will not occur until the one-year anniversary of a Liquidity Event (rather than immediately prior to such Liquidity Event). From and after a Liquidity Event, the Company has the right to accelerate the Mandatory Conversion of the Series C Preferred Stock to a date no earlier than six months after the Liquidity Event, upon at least ten days prior notice to the holders of the Series C Preferred Stock. Holders of Series C Preferred Stock will also be contractually restricted from transferring their shares of common stock issued upon conversion of the Series C Preferred Stock until the one-year anniversary a Liquidity Event. Other differences between the Series C Preferred Stock and Series A Preferred Stock include, among other things, that there is no adjustment to the Conversion Rate of the Series C Preferred Stock for issuances of equity securities of the Company at prices below the Company’s GAAP book value per share, and that the Company or a holder of shares of Series C Preferred Stock may redeem such shares of Series C Preferred Stock in the event of a change in control of the Company that is also a Liquidity Event.
Holders of the Series C Preferred Stock are entitled to vote on each matter submitted to a vote of the stockholders of the Company upon which the holders of Common Stock are entitled to vote, upon which the holders of the Preferred Stock and holders of the Common Stock shall vote together as a single class. The number of votes applicable to a share of Series C Preferred Stock will be equal to the number of shares of Common Stock a share of Series C Preferred Stock could have been converted into as of the record date set for purposes of such stockholder vote (rounded down to the nearest whole number of shares of Common Stock). In addition, the affirmative vote of the holders of two-thirds of the outstanding shares of Series C Preferred Stock and any other outstanding series of the Company’s preferred stock (other than the Series A Preferred Stock) is required to approve the issuance of any equity securities senior to the Series C Preferred Stock and to take certain actions materially adverse to the holders of the Series C Preferred Stock.
Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13 “Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments (Topic 326),” ("ASU 2016-13"). ASU 2016-13 changes how entities measure credit losses for financial assets carried at amortized cost. The update eliminates the requirement that a credit loss must be probable before it can be recognized and instead requires an entity to recognize the current estimate of all expected credit losses. Additionally, the update requires credit losses on available-for-sale debt securities to be carried as an allowance rather than as a direct write-down of the asset. The amendments become effective for reporting periods beginning after December 15, 2019. The amendments may be adopted early for reporting periods beginning after December 15, 2018. While the Company is currently evaluating the impact ASU 2016-13 will have on the Company's consolidated financial statements, the Company expects that the adoption will result in an increased amount of provisions for potential loan losses as well as the recognition of such provisions earlier in the lending cycle. The ultimate impact will depend on the Company’s portfolio, the macroeconomic conditions and forecast and other management assumptions as of the date of adoption. ASU 2016-13 is to be adopted through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans, held-for-investment, carrying values by class (dollars in thousands):

	September 30, 2019	December 31, 2018
Senior loans	$2,460,813	$2,198,555
Mezzanine loans	36,038	13,111
Total gross carrying value of loans	2,496,851	2,211,666
Less: Allowance for loan losses (1)	738	4,836
Total commercial mortgage loans, held-for-investment, net	$2,496,113	$2,206,830
(1) Includes $0.0 million and $4.1 million of loan loss provision specifically reserved on 1 loan in non-performing status as of September 30, 2019 and December 31, 2018, respectively.
The following table presents the activity in the Company's allowance for loan losses (dollars in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2019	2018
Beginning of period	$4,836	$1,466
Loan loss provision/(recovery)	2,823	3,370
Charge-offs	(6,921)	—
Ending allowance for loan losses	$738	$4,836
As of September 30, 2019 and December 31, 2018, the Company's total commercial mortgage loan portfolio, excluding commercial mortgage loans accounted for under the fair value option, was comprised of 109 and 100 loans, respectively.
The following table represents the composition by loan type of the Company's commercial mortgage loans portfolio, excluding commercial mortgage loans, held-for-sale, measured at fair value (dollars in thousands):

	September 30, 2019		December 31, 2018
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$1,402,230	55.9%	$1,001,540	45.2%
Office	373,447	14.9%	357,819	16.1%
Retail	116,893	4.7%	262,622	11.8%
Hospitality	411,278	16.4%	347,080	15.6%
Industrial	45,013	1.8%	65,871	3.0%
Mixed-Use	39,189	1.6%	120,647	5.4%
Self-Storage	67,671	2.7%	49,957	2.2%
Land	16,400	0.7%	16,400	0.7%
Manufactured Housing	32,456	1.3%	—	—%
Total	$2,504,577	100.0%	$2,221,936	100.0%

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

As of September 30, 2019 and December 31, 2018, the Company's total commercial mortgage loans, held-for-sale, measured at fair value comprised of 17 and 7 loans, respectively. As of September 30, 2019 and December 31, 2018, the contractual principal outstanding of commercial mortgage loans, held-for-sale, measured at fair value was $175.0 million and $77.1 million, respectively. As of September 30, 2019 and December 31, 2018, none of the Company's commercial mortgage loans, held-for-sale, measured at fair value were in default or greater than ninety days past due.
The following table represents the composition by loan type of the Company's commercial mortgage loans, held-for-sale, measured at fair value (dollars in thousands):

	September 30, 2019		December 31, 2018
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$75,838	43.3%	$34,000	44.1%
Hospitality	5,000	2.9%	27,800	36.1%
Office	5,075	2.9%	15,300	19.8%
Mixed-Use	27,600	15.8%	—	—%
Retail	61,450	35.1%	—	—%
Total	$174,963	100.0%	$77,100	100.0%
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
All commercial mortgage loans, excluding loans classified as commercial mortgage loans, held-for-sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2.0. As of September 30, 2019 and December 31, 2018, the weighted average risk rating of the loans was 2.1 and 2.1, respectively.
The following table represents the allocation by risk rating for the Company's commercial mortgage loans, excluding loans classified as commercial mortgage loans, held-for-sale, measured at fair value:

September 30, 2019			December 31, 2018
Risk Rating	Number of Loans	Par Value	Risk Rating	Number of Loans	Par Value
1	—	$—	1	2	$23,250
2	100	2,259,802	2	87	1,965,186
3	7	185,490	3	9	202,400
4	2	59,285	4	1	14,300
5	—	—	5	1	16,800
	109	$2,504,577		100	$2,221,936
As of September 30, 2019, the Company had 1 loan with unpaid contractual principal balance and carrying value of $57.1 million that had interest past due for greater than 90 days.
.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

As of December 31, 2018, the Company had 1 loan with unpaid contractual principal balance and carrying value of $14.3 million that had interest past due for greater than 90 days.
For the nine months ended September 30, 2019 and year ended December 31, 2018, the activity in the Company's commercial mortgage loans, held-for-investment portfolio was as follows (dollars in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2019	2018
Balance at Beginning of Year	$2,206,830	$1,402,046
Acquisitions and originations	900,121	1,608,512
Principal repayments	(606,034)	(778,520)
Discount accretion and premium amortization	4,799	4,648
Loans transferred from/(to) commercial real estate loans, held-for-sale	4,472	(16,750)
Net fees capitalized into carrying value of loans	(3,236)	(9,736)
Loan loss recovery/(provision)	(2,823)	(3,370)
Charge-off from allowance	6,921	—
Transfer on deed in lieu of foreclosure to real estate owned	(14,937)	—
Balance at End of Period	$2,496,113	$2,206,830
As of September 30, 2019, the Company wrote off a commercial mortgage loan, held for investment, with a carrying value $14.9 million in exchange for the possession of a REO investment at a fair value of $8.1 million at the time of the transfer. The $8.1 million REO investment is comprised of $8.1 million of real property (building and improvements) and $0.0 million of personal property (furniture, fixture, and equipment). The transfer occurred when the Company took possession of the property by completing a deed-in-lieu of foreclosure transaction which resulted in a charge-off of $6.4 million that was taken through the loan loss provision in prior periods as well as $0.5 million of additional loan loss provision at the time of transfer. The Company accounted for the REO acquired during the three and nine months ended September 30, 2019 as an asset acquisition. The results of operations of the REO have been included in the Company’s consolidated statements of income and comprehensive income since the acquisition date.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 4 - Real Estate Securities
The following is a summary of the Company's real estate securities, CMBS (dollars in thousands):

September 30, 2019
Type	Interest Rate	Maturity	Par Value	Fair Value
CMBS 1	5.0%	5/15/2022	$13,250	$13,265
CMBS 2	4.1%	6/26/2025	12,959	12,986
CMBS 3	4.4%	2/15/2036	40,000	40,217
CMBS 4	3.7%	5/15/2036	18,500	18,516
CMBS 5	3.4%	5/15/2036	15,000	15,019
CMBS 6	3.5%	5/15/2037	13,500	13,516
CMBS 7	3.7%	5/15/2037	15,000	15,023
CMBS 8	3.5%	6/15/2037	7,000	7,017
CMBS 9	3.9%	2/15/2036	9,600	9,645
CMBS 10	3.8%	8/15/2036	10,000	10,007
CMBS 11	3.9%	6/15/2037	8,000	8,021
CMBS 12	3.6%	7/15/2038	13,000	13,015
CMBS 13	3.6%	9/15/2037	32,000	32,000
CMBS 14	4.0%	9/15/2037	24,000	24,000

December 31, 2018
Type	Interest Rate	Maturity	Par Value	Fair Value
CMBS 1	5.4%	5/15/2022	$13,250	$13,164
CMBS 2	4.6%	6/26/2025	13,500	13,248
The Company classified its CMBS investments as available-for-sale as of September 30, 2019 and December 31, 2018. These investments are reported at fair value in the consolidated balance sheet with changes in fair value recorded in accumulated other comprehensive income (loss).
The following table shows the amortized cost, unrealized gain/(loss) and fair value of the Company's CMBS investments (dollars in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
September 30, 2019	$232,998	$28	$(779)	$232,247
December 31, 2018	$26,871	$—	$(459)	$26,412
As of September 30, 2019 the Company held 14 CMBS positions with an aggregate carrying value of $233.0 million and an unrealized loss of $0.8 million, of which no position had an unrealized loss for a period greater than twelve months. As of December 31, 2018, the Company held 2 CMBS positions with an aggregate carrying value of $26.9 million and an unrealized loss of $0.5 million, of which no position had an unrealized loss for a period greater than twelve months.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The following table provides information on the amounts of gain/(loss) on the Company's real estate securities, CMBS, available-for-sale (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Unrealized gain/(loss) available-for-sale securities	$(372)	$194	$(292)	$171
Reclassification of net (gain)/loss on available-for-sale securities included in net income (loss)	—	—	—	—
Unrealized gain/(loss) available-for-sale securities, net of reclassification adjustment	$(372)	$194	$(292)	$171
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
The details of the Company's Repo Facilities at September 30, 2019 and December 31, 2018 are as follows (dollars in thousands):

As of September 30, 2019
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Maturity
JPM Repo Facility (2)	$300,000	$96,912	$5,536	4.67%	1/30/2021
USB Repo Facility (3)	100,000	—	518	4.43%	6/15/2020
CS Repo Facility (4)	300,000	—	4,690	4.64%	3/27/2020
WF Repo Facility (5)	175,000	—	1,019	4.53%	11/21/2020
Barclays Revolver Facility (6)	100,000	10,000	764	7.16%	9/20/2021
Barclays Repo Facility (7)	300,000	5,025	711	4.36%	3/15/2022
Total	$1,275,000	$111,937	$13,238
__________________________
(1) For the nine months ended September 30, 2019. Includes amortization of deferred financing costs.
(2) On September 3, 2019, the committed financing amount was downsized from $520 million to $300 million and the maturity date was amended to January 30, 2021.
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
(6) On September 13, 2019, the Company exercised the extension option, and extended the term maturity to September 20, 2021. There is one more one-year extension option available at the Company's discretion.
(7) Includes two one-year extensions at the Company's option.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

As of December 31, 2018
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Maturity
JPM Repo Facility (2)	$520,000	$72,906	$6,601	4.55%	1/30/2020
GS Repo Facility (3)	—	—	415	N/A	12/27/2018
USB Repo Facility (4)	100,000	—	502	4.71%	6/15/2020
CS Repo Facility (5)	300,000	76,534	5,301	4.69%	6/19/2019
WF Repo Facility (6)	175,000	—	—	4.71%	11/21/2020
Barclays Revolver Facility (7)	100,000	—	1,145	6.24%	9/19/2019
Total	$1,195,000	$149,440	$13,964
_______________________
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
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of September 30, 2019 and December 31, 2018, the Company is in compliance with all debt covenants.
Other financing and loan participation - Commercial Mortgage Loans
On December 11, 2018, the Company transferred $10.0 million of its interest in a term loan to City National Bank ("City National Financing") via a participation agreement. The Company incurred $0.0 million and $0.2 million of interest expense on the City National Financing for the three months and nine months ended September 30, 2019. On April 10, 2019, the Company terminated the participation agreement with City National Bank and paid off the $10.0 million under the participation agreement.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Below is a summary of the Company's MRAs as of September 30, 2019 and December 31, 2018 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of September 30, 2019
JP Morgan Securities LLC	$39,232	$19	$43,500	2.91%	23
Wells Fargo Securities LLC	182,666	282	214,873	3.36%	11
Barclays Capital Inc	11,395	3	13,000	3.42%	26
Citigroup Global Markets Inc	11,015	4	12,959	3.46%	57
Total/Weighted Average	$244,308	$308	$284,332	3.30%	16

As of December 31, 2018
JP Morgan Securities LLC	$21,961	$27	$26,750	3.67%	18
Wells Fargo Securities, LLC	22,578	47	28,223	3.93%	11
Total/Weighted Average	$44,539	$74	$54,973	3.80%	15
________________________
1 Includes $24.3 million and $28.2 million of CLO notes, held by the Company, which are eliminated within the real estate securities, at fair value line in the consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.
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
As of September 30, 2019 and December 31, 2018 the notes issued by BSPRT 2017-FL2 Issuer, Ltd., a wholly owned indirect subsidiary of the Company, are collateralized by interests in a pool of 6 and 12 mortgage assets having a total principal balance of $110.3 million and $244.6 million, respectively (the “2017-FL2 Mortgage Assets”). The sale of the 2017-FL2 Mortgage Assets to BSPRT 2017-FL2 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of November 29, 2017, between the Company and BSPRT 2017-FL2 Issuer, Ltd.
As of September 30, 2019 and December 31, 2018 the notes issued by BSPRT 2018-FL3 Issuer, Ltd. and BSPRT 2018-FL3 Co-Issuer, LLC, wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 40 and 41 mortgage assets having a principal balance of $610.0 million and $609.3 million, respectively (the "2018-FL3 Mortgage Assets"). The sale of the 2018-FL3 Mortgage Assets to BSPRT 2018-FL3 Issuer, Ltd. is governed by a Mortgage Asset Purchase Agreement dated as of April 5, 2018, between the Company and BSPRT 2018-FL3 Issuer, Ltd.
As of September 30, 2019 and December 31, 2018 the notes issued by BSPRT 2018-FL4 Issuer, Ltd. and BSPRT 2018-FL4 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 47 and 41 mortgage assets having a principal balance of $868.4 million and $859.3 million, respectively (the "2018-FL4 Mortgage Assets"). The sale of the 2018-FL4 Mortgage Assets to BSPRT 2018-FL4 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of October 12, 2018, between the Company and BSPRT 2018-FL4 Issuer.
As of September 30, 2019, the notes issued by BSPRT 2019-FL5 Issuer, Ltd. and BSPRT 2019-FL5 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 51 mortgage assets having a principal balance of $810.0 million respectively (the "2019-FL5 Mortgage Assets"). The sale of the 2019-FL5 Mortgage Assets to BSPRT 2019-FL5 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of May 30, 2019, between the Company and BSPRT 2019-FL5 Issuer.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The Company, through its wholly-owned subsidiaries, holds the preferred equity tranches of the above CLOs of approximately $305.4 million and $288.8 million as of September 30, 2019 and December 31, 2018, respectively. The following table represents the terms of the notes issued by the 2017-FL2 Issuer, 2018-FL3 Issuer, 2018-FL4 Issuer and 2019-FL5 Issuer (the "CLOs), respectively, as of September 30, 2019 (dollars in thousands):

CLO Facility	Tranche	Par Value Issued	Par Value Outstanding (1)	Interest Rate	Maturity Date
2017-FL2 Issuer	Tranche A	$237,970	$—	1M LIBOR + 82	10/15/2034
2017-FL2 Issuer	Tranche A-S	36,357	—	1M LIBOR + 110	10/15/2034
2017-FL2 Issuer	Tranche B	26,441	—	1M LIBOR + 140	10/15/2034
2017-FL2 Issuer	Tranche C	25,339	—	1M LIBOR + 215	10/15/2034
2017-FL2 Issuer	Tranche D	35,255	30,895	1M LIBOR + 345	10/15/2034
2018-FL3 Issuer	Tranche A	286,700	286,700	1M LIBOR + 105	10/15/2034
2018-FL3 Issuer	Tranche A-S	77,775	77,775	1M LIBOR + 135	10/15/2034
2018-FL3 Issuer	Tranche B	41,175	41,175	1M LIBOR + 165	10/15/2034
2018-FL3 Issuer	Tranche C	39,650	39,650	1M LIBOR + 255	10/15/2034
2018-FL3 Issuer	Tranche D	42,700	42,700	1M LIBOR + 345	10/15/2034
2018-FL4 Issuer	Tranche A	416,827	416,827	1M LIBOR + 105	9/15/2035
2018-FL4 Issuer	Tranche A-S	73,813	73,813	1M LIBOR + 130	9/15/2035
2018-FL4 Issuer	Tranche B	56,446	56,446	1M LIBOR + 160	9/15/2035
2018-FL4 Issuer	Tranche C	68,385	68,385	1M LIBOR + 210	9/15/2035
2018-FL4 Issuer	Tranche D	57,531	57,531	1M LIBOR + 275	9/15/2035
2019-FL5 Issuer	Tranche A	407,025	407,025	1M LIBOR + 115	5/15/2029
2019-FL5 Issuer	Tranche A-S	76,950	76,950	1M LIBOR + 148	5/15/2029
2019-FL5 Issuer	Tranche B	50,000	50,000	1M LIBOR + 140	5/15/2029
2019-FL5 Issuer	Tranche C	61,374	61,374	1M LIBOR + 200	5/15/2029
2019-FL5 Issuer	Tranche D	48,600	24,300	1M LIBOR + 240	5/15/2029
2019-FL5 Issuer	Tranche E	20,250	20,250	1M LIBOR + 285	5/15/2029
		$2,186,563	$1,831,796

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
(1) Excludes $261.4 million and $186.5 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of September 30, 2019 and December 31, 2018.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The below table reflects the total assets and liabilities of the Company's four CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of September 30, 2019 and December 31, 2018 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE.

Assets (dollars in thousands)	September 30, 2019	December 31, 2018
Cash (1)	$196,951	$74,157
Commercial mortgage loans, held for investment, net (2)	2,197,504	1,921,428
Accrued interest receivable	5,902	6,353
Total Assets	$2,400,357	$2,001,938

Liabilities
Notes payable (3)(4)	$2,073,864	$1,712,129
Accrued interest payable	2,646	3,163
Total Liabilities	$2,076,510	$1,715,292
_______________________
(1) Includes $196.3 million and $73.7 million of cash held by the servicer related to CLO loan payoffs as of September 30, 2019 and December 31, 2018, respectively.
(2) The balance is presented net of allowance for loan loss of $0.5 million and $0.6 million as of September 30, 2019 and December 31, 2018, respectively.
(3) Includes $261.4 million and $186.5 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.
(4) The balance is presented net of deferred financing cost and discount of $19.3 million and $20.4 million as of September 30, 2019 and December 31, 2018, respectively.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2019	2018	2019	2018
Net income	$25,913	$19,000	$60,329	$36,398
Less: Preferred stock dividends	4,147	1,255	10,957	1,271
Less: Undistributed earnings allocated to preferred stock	1,306	451	963	—
Net income attributable to common shareholders (for basic and diluted earnings per share)	20,460	17,294	48,409	35,127

Denominator
Weighted-average common shares outstanding for basic earnings per share	42,795,038	35,468,648	41,287,548	32,977,572
Effect of dilutive shares:
Unvested restricted shares	12,735	14,209	12,836	10,007
Weighted-average common shares outstanding for diluted earnings per share	42,807,773	35,482,857	41,300,384	32,987,579

Basic earnings per share	$0.48	$0.49	$1.17	$1.07
Diluted earnings per share	$0.48	$0.49	$1.17	$1.07

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Note 7 - Stock Transactions
As of September 30, 2019 and December 31, 2018, the Company had 43,021,064 and 39,303,710 shares of common stock outstanding, respectively, including shares issued pursuant to the Company's distribution reinvestment plan (the "DRIP"), share repurchases and unvested restricted shares. As of September 30, 2019, the Company had $3.8 million outstanding of binding purchase commitments for common stock. As of December 31, 2018, the Company did not have any outstanding binding purchase commitments for common stock.
As of September 30, 2019 and December 31, 2018, the Company had 38,501 and 29,249 shares of Series A Preferred Stock outstanding, respectively. As of September 30, 2019, the Company did not have any outstanding of binding purchase commitments for Series A Preferred Stock. As of September 30, 2019, the Company had a $5.0 million binding purchase commitment with an institutional investor for the Company’s Series C Preferred Stock, a new series of convertible preferred stock authorized by the Company’s Board of Directors. The Articles Supplementary for the Series C Preferred Stock was not filed with the Maryland State Department of Assessments and Taxation until the closing of the commitment on October 18, 2019. As of December 31, 2018, the Company did not have any outstanding binding purchase commitments for Preferred Stock.
The following tables present the activity in the Company's Preferred Stock for the periods ended September 30, 2019 and September 30, 2018, respectively (dollars in thousands, except share amounts):

	Shares	Amount
Beginning Balance, December 31, 2018	29,249	$145,786
Issuance of Preferred Stock, net of offering cost	9,249	46,245
Dividends paid in Preferred Stock	3	18
Amortization of offering costs	—	76
Ending Balance, September 30, 2019	38,501	$192,125

	Shares	Amount
Beginning Balance, December 31, 2017	—	$—
Issuance of Preferred Stock, net of offering cost	19,215	95,736
Dividends paid in Preferred Stock	—	—
Amortization of offering costs	—	—
Ending Balance, September 30, 2018	19,215	$95,736
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
For the nine months ended September 30, 2019 and September 30, 2018, the Company declared daily common stock distributions equivalent to $1.44 per annum per share. For the nine months ended September 30, 2019 and September 30, 2018, the Company declared monthly Preferred Stock dividends per share equivalent to the amount of common stock distributions that would be paid on a conversion of Preferred Stock into common stock.
As of September 30, 2019 and December 31, 2018, the Company had declared but unpaid common stock distributions of $5.1 million and $4.7 million, respectively. Additionally, as of September 30, 2019 and December 31, 2018, the Company had declared but unpaid Preferred Stock distributions of $1.4 million and $1.1 million, respectively. These amounts are included in Distributions payable on the Company’s consolidated balance sheets.
The Company distributed $44.1 million during the nine months ended September 30, 2019, comprised of $33.7 million in cash and $10.4 million in shares of common stock issued under the DRIP. The Company distributed $35.0 million during the

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

nine months ended September 30, 2018, comprised of $24.4 million in cash and $10.6 million in shares of common stock issued under the DRIP.
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
The Company’s most recent estimated per-share NAV is $18.57, as determined by the board of directors, as of September 30, 2019. The Company’s GAAP book value per share as of September 30, 2019 is $18.56.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The following table reflects the number of shares repurchased under the SRP cumulatively through September 30, 2019:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2018	3,845	2,800,414	$20.65
January 1 - January 31, 2019(1)	845	387,530	18.60
February 1 - February 28, 2019	—	—	N/A
March 1 - March 31, 2019	—	—	N/A
April 1 - April 30, 2019	—	—	N/A
May 1 - May 31, 2019	—	—	N/A
June 1 - June 30, 2019	—	—	N/A
July 1 - July 31, 2019(2)	1,188	354,323	18.65
August 1 - August 31, 2019	—	—	N/A
September 1 - September 30, 2019	—	—	N/A
Cumulative as of September 30, 2019	5,878	3,542,267	$20.23
_______________________
(1) Reflects shares repurchased in January 2019 pursuant to repurchase requests submitted for the fiscal semester ended December 31, 2018.
(2) Reflects shares repurchased in July 2019 pursuant to repurchase requests submitted for the fiscal semester ended June 30, 2019. Pursuant to the terms of the SRP, the Board only authorized repurchases up to the amount of proceeds reinvested through our DRIP. As a result, redemption requests for this semester in the amount of 1,934,369 shares were not fulfilled.
Note 8 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of September 30, 2019 and December 31, 2018, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	September 30, 2019	December 31, 2018
2019	$12,000	$34,667
2020	105,091	176,760
2021	103,440	106,940
2022	40,412	—
2023 and beyond	—	—
	$260,943	$318,367
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
Operating Lease
On August 19, 2019, the Company wrote off a commercial mortgage loan, held for investment, with a carrying value $14.9 million in exchange for the possession of a REO investment at a fair value of $8.1 million at the time of the transfer. The transfer occurred when the Company took possession of the property by completing a deed-in-lieu of foreclosure transaction (see Note 3). In conjunction with the deed-in-lieu of foreclosure transaction, the Company assumed a non-cancelable ground lease for the land on which the property is located and classified the lease as an operating lease. The ground lease requires monthly rental payments with annual increases of 3%. The initial term of the lease expires in 2067 and can be renewed for a sixty-year period. Rent expense for this operating lease for the nine months ended September 30, 2019 totaled $71,865.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

A schedule of minimum future lease payments for the following three and twelve-month periods is as follows (in thousands):

Maturities of lease liabilities for operating lease	September 30, 2019
2019	$98
2020	398
2021	410
2022	422
2023	435
2024	448
2025 and beyond	39,438
Total undiscounted lease payments	41,649
Less: Amount representing interest	(35,553)
Present value of lease liability	$6,096

The discount rate used to calculate the lease liability is 9% and the remaining lease term is 48.25 years.
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
•The Company reimburses the Advisor for expenses incurred by the Advisor on the Company‘s behalf related to selecting, evaluating, originating and acquiring investments in an amount up to 0.5% of the principal amount funded by the Company to originate or acquire commercial mortgage loans and up to 0.5% of the anticipated net equity funded by the Company to acquire real estate securities investments.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three and nine months ended September 30, 2019 and September 30, 2018 and the associated payable as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2019	2018	2019	2018	September 30, 2019	December 31, 2018
Acquisition expenses (1)	$180	$173	$698	$289	$1	$1
Administrative services expenses	4,564	3,501	12,083	9,822	1,922	1,224
Asset management and subordinated performance fee	4,468	2,720	11,917	7,227	2,671	1,072
Other related party expenses(2)	590	315	1,225	785	230	932
Total related party fees and reimbursements	$9,802	$6,709	$25,923	$18,123	$4,824	$3,229
________________________
(1) Total acquisition expenses paid during the three and nine months ended September 30, 2019 were $1.6 million and $5.4 million respectively, of which $1.4 million and $4.7 million were capitalized within the commercial mortgage loans, held for investment and real estate securities, available for sale, at fair value lines of the consolidated balance sheets. For three and nine months ended September 30, 2018 total acquisition expenses paid were $2.4 million and $6.6 million respectively, of which $2.2 million and $6.3 million were capitalized within the commercial mortgage loans, held for investment and real estate securities, available for sale, at fair value, lines of the consolidated balance sheets.
(2) These are primarily related to reimbursable costs incurred related to loan origination activities. These amounts are included in Other expenses in the Company's consolidated statements of operations.
The payables as of September 30, 2019 and December 31, 2018 in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
Purchases of Common Stock and Preferred Stock
Refer to Note 7 - Stock Transactions for a description of the Company’s private placements. Officers of the Company and other employees of the Advisor and its affiliates (“Manager Investors”), as well as members of our board of directors, have acquired common stock and Series A Preferred Stock in these private placements on substantially the same terms applying to purchases by third party accredited investors unaffiliated with the Company or the Advisor. The Manager Investors acquired an aggregate of $2.4 million of common stock and Series A Preferred Stock in these private placements during the three and nine months ended September 30, 2019. During the nine months ended September 30, 2019, each independent member of our board of directors acquired 5,984 shares of our common stock in these private placements for an aggregate purchase price of $0.4 million.
Other Transactions
On February 22, 2018, the Company purchased commercial mortgage loans, held-for-sale from an entity that is an affiliate of our Advisor, for an aggregate purchase price of $27.8 million. The purchase of the commercial mortgage loans and the $27.8 million purchase price were approved by the Company’s board of directors. On April 18, 2018, the Company sold $23.3 million of these commercial mortgage loans into a CMBS securitization. The remaining $4.5 million of these commercial mortgage loans are recorded in commercial mortgage loans, held for investment, on the consolidated balance sheet as of September 30, 2019.
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
September 30, 2019
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
Financial Instruments Measured at Fair Value on a Recurring Basis
CMBS, recorded in real estate securities, held-for-sale, measured at fair value on the consolidated balance sheet are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, and recent trades of similar real estate securities. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of September 30, 2019 and December 31, 2018 the Company engaged the services of a third party independent valuation firm to determine fair value of CMBS investment. The Company has classified the CMBS as Level III.
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
Other real estate investments, measured at fair value on the consolidated balance sheet are valued using unobservable inputs. The Company engaged the services of a third party independent valuation firm to determine fair value of certain investments, including preferred equity investments, held by the Company. Fair value is determined using a discounted cash flow model that primarily considers changes in interest rates and credit spreads, weighted average life and current performance of the underlying collateral. The Company classified the other real estate investments, measured at fair value as Level III.
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no material transfers between levels within fair value hierarchy during the quarter ended September 30, 2019.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Total	Level I	Level II	Level III
September 30, 2019
Real estate securities, measured at fair value	$232,247	$—	$—	$232,247
Commercial mortgage loans, held-for-sale, measured at fair value	175,073	—	—	175,073
Other real estate investments, measured at fair value	2,556	—	—	2,556
Credit default swaps	235	—	235	—
Interest rate swaps	505	—	505	—
Total assets, at fair value	$410,616	$—	$740	$409,876

Liabilities, at fair value
Credit default swaps	$1,998	$—	$1,998	$—
Interest rate swaps	14	—	14	—
Treasury note futures	156	156	—	$—
Total liabilities, at fair value	$2,168	$156	$2,012	$—

December 31, 2018
Real estate securities, measured at fair value	$26,412	$—	$—	$26,412
Commercial mortgage loans, held-for-sale, measured at fair value	76,863	—	—	76,863
Credit default swaps	640	—	640	—
Interest rate swaps	206	—	206	—
Total assets, at fair value	$104,121	$—	$846	$103,275

Liabilities, at fair value
Interest rate swaps	$256	$—	$256	$—
Treasury note futures	1,063	1,063	—	—
Total liabilities, at fair value	$1,319	$1,063	$256	$—

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. As a result, the unrealized gains and losses for assets and liabilities within the Level III category may include changes in fair value that were attributable to both observable and unobservable inputs. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of September 30, 2019 and December 31, 2018 (dollars in thousands):

Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
September 30, 2019
Commercial mortgage loans, held-for-sale, measured at fair value	$175,073	Discounted Cash Flow	Yield	6.1%	1.7% - 11.1%
Real estate securities, available-for-sale, measured at fair value	232,247	Discounted Cash Flow	Discount Margin	1.9%	1.3% - 3.0%
Other real estate investments, measured at fair value	2,556	Discounted Cash Flow	Yield	12.4%	11.4% - 13.4%

December 31, 2018
Commercial mortgage loans, held-for-sale, measured at fair value	$76,863	Discounted Cash Flow	Yield	6.3%	4.7% - 11.3%
Real estate securities, available-for-sale, measured at fair value	26,412	Discounted Cash Flow	Yield	5.5%	4.0% - 6.0%
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	September 30, 2019
	Commercial Mortgage Loans, held-for-sale, measured at fair value	Real Estate Securities, available for sale, measured at fair value	Other Real Estate Investments, measured at fair value
Beginning balance, January 1, 2019	$76,863	$26,412	$—
Transfers into Level III	—	—	—
Total realized and unrealized gain (loss) included in earnings:
Realized gain (loss) on sale of commercial mortgage loans held-for-sale	32,575	—	—
Realized gain (loss) on sale of real estate securities	—	—	—
Unrealized gain (loss) on commercial mortgage loans held-for-sale and other real estate investments	348	—	45
Net accretion	—	(42)	—
Unrealized gain (loss) included in OCI (1)	—	(292)	—
Purchases	744,397	206,710	2,511
Sales / paydowns	(674,639)	(541)	—
Cash repayments/receipts	—	—	—
Transfers out of Level III	(4,471)	—	—
Ending Balance, September 30, 2019	$175,073	$232,247	$2,556

	December 31, 2018
	Commercial Mortgage Loans, held-for-sale, measured at fair value	Real Estate Securities, available for sale, measured at fair value	Other Real Estate Investments, measured at fair value
Beginning balance, January 1, 2018	$28,531	$—	$—
Transfers into Level III	—	—	—
Total realized and unrealized gain (loss) included in earnings:
Realized gain (loss) on sale of real estate securities	—	(107)	—
Realized gain (loss) on sale of commercial mortgage loan held-for-sale	11,288	—	—
Unrealized gain (loss) on commercial mortgage loans held-for-sale	(237)	—	—
Net accretion	—	(76)	—
Unrealized gain (loss) included in OCI (1)	—	(459)	—
Purchases	617,916	39,510	—
Sales / paydown	(580,635)	(12,456)	—
Cash repayments/receipts	—	—	—
Transfers out of Level III	—	—	—
Ending Balance, December 31, 2018	$76,863	$26,412	$—
________________________
(1) Unrealized gains included in Other comprehensive income ("OCI") are attributable to assets held at September 30, 2019 and December 31, 2018.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans, held-for-investment and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of September 30, 2019 and December 31, 2018 (dollars in thousands):

		Level	Carrying Amount	Fair Value
September 30, 2019
Commercial mortgage loans, held-for-investment (1)	Asset	III	$2,496,851	$2,496,783
Collateralized loan obligation	Liability	III	1,812,448	1,832,145
December 31, 2018
Commercial mortgage loans, held-for-investment (1)	Asset	III	$2,211,666	$2,213,650
Collateralized loan obligation	Liability	III	1,505,279	1,518,127
Other financing and loan participation - commercial mortgage loans	Liability	III	9,902	9,902
________________________
(1) The carrying value is gross of $0.7 million and $4.8 million of allowance for loan losses as of September 30, 2019 and December 31, 2018, respectively.
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
As of September 30, 2019, the net premiums received on derivative instrument assets were $3.2 million.
The following derivative instruments were outstanding as of September 30, 2019 and December 31, 2018 (dollars in thousands):

		Fair Value
Contract type	Notional	Assets	Liabilities
September 30, 2019
Credit default swaps	$156,300	$235	$1,998
Interest rate swaps	67,803	505	14
Treasury note futures	117,000	—	156
Total	$341,103	$740	$2,168

December 31, 2018
Credit default swaps	$45,000	$640	$—
Interest rate swaps	37,965	206	256
Treasury note futures	49,000	—	1,063
Total	$131,965	$846	$1,319

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The following table indicates the net realized and unrealized losses on derivatives, by primary underlying risk exposure, as included in loss on derivative instruments in the consolidated statements of operations for the three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss	Unrealized (Gain)/Loss	Realized (Gain)/Loss
Credit default swaps	$(172)	$159	$132	$1,537
Interest rate swaps	(1,608)	1,248	(543)	1,477
Treasury note futures	(2,608)	3,669	(907)	4,909
Options	—	112	—	349
Total	$(4,388)	$5,188	$(1,318)	$8,272

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss	Unrealized (Gain)/Loss	Realized (Gain)/Loss
Credit default swaps	$316	$64	$106	$(29)
Interest rate swaps	(84)	(195)	(74)	(709)
Treasury note futures	(1,504)	172	(1,194)	(738)
Options	—	—	—	—
Total	$(1,272)	$41	$(1,162)	$(1,476)

Note 12 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's derivative instruments and repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of September 30, 2019 and December 31, 2018 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral(1)	Net Amount
September 30, 2019
Derivative instruments, at fair value	$740	$—	$740	$—	$2,170	$—
December 31, 2018
Derivative instruments, at fair value	$846	$—	$846	$—	$—	$846

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral(1)	Net Amount
September 30, 2019
Repurchase agreements, commercial mortgage loans	$111,937	$—	$111,937	$169,245	$5,011	$—
Repurchase agreements, real estate securities	$244,308	$—	$244,308	$284,332	$357	$—
Derivative instruments, at fair value	$2,168	$—	$2,168	$—	$10,455	$—
December 31, 2018
Repurchase agreements, commercial mortgage loans	$149,440	$—	$149,440	$203,846	$5,010	$—
Repurchase agreements, real estate securities	$44,539	$—	$44,539	$54,973	$305	$—
Derivative instruments, at fair value	$1,319	$—	$1,319	$—	$7,232	$—
_______________________
(1) These cash collateral amounts are recorded within the Restricted cash balance on the consolidated balance sheets.
Note 13 - Segment Reporting
The Company conducts its business through the following reporting segments:

•
The real estate debt, real estate owned and other real estate investments business focuses on originating, acquiring and asset managing commercial real estate debt and equity investments, including first mortgage loans, subordinate mortgages, mezzanine loans and participations in such loans and other real estate investments.

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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited)

The following table represents the Company's operations by segment for the three and nine months ended September 30, 2019 and September 30, 2018 (dollars in thousands):

Three Months Ended September 30, 2019	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS
Interest income	$50,445	$47,068	$1,791	$1,586
Interest expense	22,160	20,108	1,466	586
Net income	25,913	17,734	325	7,854
Total assets as of September 30, 2019	3,191,032	2,999,124	1,029	190,879
Three Months Ended September 30, 2018
Interest income	42,943	41,046	270	1,627
Interest expense	17,120	15,694	192	1,234
Net income	19,000	17,275	(29)	1,754
Total assets as of December 31, 2018	2,606,078	2,492,440	26,474	87,164

Nine Months Ended September 30, 2019	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS
Interest income	$145,181	$136,451	$3,332	$5,398
Interest expense	68,395	63,411	2,714	2,270
Net income	60,329	44,963	618	14,748
Total assets as of September 30, 2019	3,191,032	2,999,124	1,029	190,879
Nine Months Ended September 30, 2018
Interest income	106,478	101,073	317	5,088
Interest expense	50,183	46,813	378	2,992
Net income	36,398	30,997	(168)	5,569
Total assets as of December 31, 2018	2,606,078	2,492,440	26,474	87,164
For the purposes of the table above, any expenses not associated with a specific segment have been allocated to the business segments using a percentage derived by using the sum of commercial mortgage loans originated during the year as the denominator and commercial mortgage loans, held for investment, net of allowance and commercial mortgage loans, held-for-sale, measured at fair value as numerator.
Note 14 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q.
Determination of Net Asset Value per Share
On November 12, 2019, the Company’s board of directors unanimously determined an estimated NAV per share of the Company’s common stock of $18.57 as of September 30, 2019. The estimated NAV per share is based upon the estimated value of the Company’s assets less the Company’s liabilities as of September 30, 2019. An independent third-party valuation firm was engaged to value the Company’s investment portfolio. The Advisor calculated the estimated NAV per share based in part on this valuation and recommended to the board of directors the estimated NAV per share calculated by the Advisor. The valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013.
As a result of the approval by the board of directors of the estimated NAV per share as of September 30, 2019, and pursuant to the terms of the DRIP and SRP, the Company (i) will offer shares pursuant to the DRIP at a purchase price of $18.56, representing the lower of the company’s GAAP book value per share of common stock and the estimated per share NAV, beginning with November 2019 distributions which are reinvested in December 2019; and (ii) will also repurchase shares pursuant to the SRP at a repurchase price of $18.56, subject to discounts in certain circumstances and subject to the terms and conditions of the SRP. These prices are subject to change upon future changes to the Company’s estimated NAV per share and GAAP book value per share in accordance with the terms of the DRIP and SRP.

Issuance of Series C Preferred Stock
On October 18, 2019, the Company filed Articles Supplementary to the Company’s Articles of Amendment and Restatement with the Maryland State Department of Assessments and Taxation, pursuant to which the Company has classified and designated 20,000 shares of Series C Preferred Stock. The Articles Supplementary became effective upon filing. As of October 18, 2019, there were 1,000 shares of Series C Preferred Stock issued and outstanding.

Private Placements
Subsequent to September 30, 2019, the Company issued $8.2 million of common stock at $16.71 per share and $5.0 million of Series C Preferred Stock at $5,000.00 per share.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
The Advisor, an SEC-registered investment adviser, is a credit-focused alternative asset management firm. The Advisor manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies including high yield, levered loans, private / opportunistic debt, liquid credit, structured credit and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass the Advisor’s robust platform. On February 1, 2019, Franklin Resources, Inc. and Templeton International, Inc. (collectively, “Franklin Templeton”) acquired the Advisor . The acquisition did not impact the terms of the Advisory Agreement or result in any changes to the executive officers of the Company.
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
Estimated Per Share NAV
On November 12, 2019, our board of directors, upon the recommendation of the Advisor, unanimously approved and established an estimated net asset value ("NAV") per share of the Company’s common stock of $18.57. The estimated per share NAV is based upon the estimated value of the Company’s assets less the Company’s liabilities as of September 30, 2019 (the “Valuation Date”). This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013, including the use of an independent third-party valuation firm to estimate the fair value of our commercial real estate debt investments and commercial mortgage backed securities.
With the unanimous approval of our board of directors, we engaged an independent third-party valuation firm to estimate the fair value of our loans. The valuation firm estimated the value of our loan portfolio by applying a discounted cash flow analysis to each loan to determine a range of estimated valuations. To estimate the Company’s NAV, the Advisor adjusted the loan portfolio valuation prepared by the valuation advisor by adding the amounts of cash and other tangible assets reflected on our balance sheet (as computed in accordance with GAAP) and subtracting our liabilities as reflected on our balance sheet (computed in accordance with GAAP). Based in part on these valuation ranges, the Advisor estimated that the Company’s NAV as of September 30, 2019 is $18.57 which falls within the valuation range of $18.07 to $19.15.

The Advisor recommended our board of directors approve the estimated per share NAV of $18.57. As with any methodology used to estimate value, the methodologies employed to estimate the NAV were based upon a number of estimates and assumptions that may not be accurate or complete. If different judgments, assumptions or opinions were used, a different estimate would likely result.

We believe that the method used to determine the estimated per share NAV of the Company’s common stock is the methodology most commonly used by public, non-listed REITs to estimate per share NAV. The estimated per share NAV does not represent the per share amount a third party would pay to acquire us, or the price at which our common stock would trade in the event we were listed on a national securities exchange. For example, the estimated per share NAV of the Company’s common stock does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange and other costs that may be incurred in connection with a liquidity event. Our estimated per share NAV does not reflect the conversion of any Series A redeemable convertible preferred stock.

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
Portfolio
As of September 30, 2019 and December 31, 2018, our portfolio consisted of 109 and 100 commercial mortgage loans, held for investment with a total carrying value, net of allowance for loan losses, of $2,496.1 million and $2,206.8 million, respectively. As of September 30, 2019 and December 31, 2018, our total commercial mortgage loans, held for sale, measured at fair value comprised of 17 loans with total fair value of $175.1 million and 7 loans with total fair value of $76.9 million, respectively. As of September 30, 2019 and December 31, 2018, our real estate securities, available for sale, at fair value comprised of 14 CMBS investments with total fair value of $232.2 million and 2 CMBS investments with total fair value of $26.4 million, respectively. As of September 30, 2019, our other real estate investments, measured at fair value, comprised 1 investment with a total fair value of $2.6 million. As of December 31, 2018, we did not have any other real estate investments, measured at fair value. As of September 30, 2019, our real estate owned comprised 1 investment with a carrying value of $8.1 million. As of December 31, 2018, we did not have any real estate owned.
For our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, we currently estimate loss rates based on historical realized losses experienced in the industry and take into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. We recorded allowance for loan loss as of September 30, 2019 and December 31, 2018 in the amount of $0.7 million and $4.8 million, respectively.
As of September 30, 2019, we wrote off a commercial mortgage loan, held for investment, with a carrying value $14.9 million in exchange for the possession of a REO investment at a fair value of $8.1 million at the time of the transfer. The transfer occurred when we took possession of the property by completing a deed-in-lieu of foreclosure transaction which resulted in a charge-off of $6.4 million that was taken through the loan loss provision in prior periods as well as $0.5 million of additional loan loss provision at the time of transfer.
As of September 30, 2019, we had 1 loan with unpaid contractual principal balance and carrying value of $57.1 million. We did not take any asset specific reserve for this loan. As of December 31, 2018, we had 1 loan with unpaid contractual principal balance and carrying value of $14.3 million that had interest past due for greater than 90 days.
As of September 30, 2019 and December 31, 2018, our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, had a weighted average coupon of 6.0% and 6.7%, and a weighted average remaining life of 1.3 years and 1.5 years, respectively. As of September 30, 2019 and December 31, 2018, our CMBS investments had a weighted average coupon of 3.9% and 5.0% and a remaining life of 15.8 years and 4.9 years, respectively.

The following charts summarize our commercial mortgage loans, held for investment, by the collateral type, geographical region and coupon rate type as of September 30, 2019 and December 31, 2018:

An investments region classification is defined according to the below map based on the location of investments secured property.

The following charts show the par value by contractual maturity year for the commercial mortgage loans, held for investments in our portfolio as of September 30, 2019 and December 31, 2018:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of September 30, 2019 (dollars in thousands):

Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 1	Retail	$9,449	1 month LIBOR + 4.50%	6.5%	69.2%
Senior Debt 2	Office	38,385	1 month LIBOR + 5.25%	7.3%	72.1%
Senior Debt 3	Office	10,700	1 month LIBOR + 4.65%	6.7%	70.8%
Senior Debt 4	Industrial	33,655	1 month LIBOR + 4.00%	6.0%	65.0%
Senior Debt 5	Retail	12,953	1 month LIBOR + 5.00%	7.0%	73.3%
Senior Debt 6	Office	14,080	1 month LIBOR + 4.45%	6.5%	64.2%
Senior Debt 7	Office	11,050	1 month LIBOR + 6.00%	8.0%	74.0%
Senior Debt 8	Multifamily	39,310	1 month LIBOR + 5.50%	7.5%	76.0%
Senior Debt 9	Hospitality	8,875	1 month LIBOR + 6.20%	8.2%	67.7%
Senior Debt 10	Office	27,720	1 month LIBOR + 4.15%	6.2%	69.5%
Senior Debt 11	Multifamily	34,875	1 month LIBOR + 3.75%	5.8%	71.2%
Senior Debt 12	Hospitality	10,600	1 month LIBOR + 5.00%	7.0%	61.6%
Senior Debt 13	Hospitality	7,642	1 month LIBOR + 5.75%	7.8%	77.0%
Senior Debt 14	Multifamily	18,985	1 month LIBOR + 3.62%	5.6%	69.5%
Senior Debt 15	Hospitality	57,075	1 month LIBOR + 5.19%	7.2%	51.8%
Senior Debt 16	Multifamily	12,982	1 month LIBOR + 5.50%	7.5%	68.4%
Senior Debt 17	Multifamily	55,825	1 month LIBOR + 4.50%	6.5%	22.4%
Senior Debt 18	Hospitality	10,250	1 month LIBOR + 5.25%	7.3%	60.7%
Senior Debt 19	Hospitality	23,000	1 month LIBOR + 4.41%	6.4%	48.1%
Senior Debt 20	Multifamily	19,171	1 month LIBOR + 3.60%	5.6%	80.5%
Senior Debt 21	Multifamily	12,155	1 month LIBOR + 3.30%	5.3%	70.9%
Senior Debt 22	Multifamily	27,573	1 month LIBOR + 3.50%	5.5%	75.0%
Senior Debt 23	Office	24,426	1 month LIBOR + 4.65%	6.7%	56.4%
Senior Debt 24	Hospitality	21,000	1 month LIBOR + 4.00%	6.0%	54.8%
Senior Debt 25	Office	20,340	1 month LIBOR + 3.70%	5.7%	58.9%
Senior Debt 26	Multifamily	20,741	1 month LIBOR + 4.25%	6.3%	75.0%
Senior Debt 27	Multifamily	15,684	1 month LIBOR + 3.65%	5.7%	77.0%
Senior Debt 28	Multifamily	42,000	1 month LIBOR + 3.70%	5.7%	63.7%
Senior Debt 29	Hospitality	19,975	1 month LIBOR + 4.95%	7.0%	52.6%
Senior Debt 30	Hospitality	27,541	1 month LIBOR + 4.00%	6.0%	68.0%
Senior Debt 31	Hospitality	20,806	1 month LIBOR + 4.40%	6.4%	72.7%
Senior Debt 32	Multifamily	32,657	1 month LIBOR + 3.60%	5.6%	83.6%
Senior Debt 33	Self Storage	4,120	1 month LIBOR + 4.05%	6.1%	45.5%
Senior Debt 34	Self Storage	6,496	1 month LIBOR + 4.05%	6.1%	55.8%
Senior Debt 35	Multifamily	7,725	1 month LIBOR + 4.25%	6.3%	80.6%
Senior Debt 36	Self Storage	7,510	1 month LIBOR + 5.05%	7.1%	57.6%
Senior Debt 37	Multifamily	90,499	1 month LIBOR + 3.50%	5.5%	71.8%
Senior Debt 38	Multifamily	40,000	1 month LIBOR + 3.75%	5.8%	70.4%
Senior Debt 39	Self Storage	2,400	1 month LIBOR + 4.05%	6.1%	37.6%
Senior Debt 40	Self Storage	6,310	1 month LIBOR + 5.05%	7.1%	59.1%
Senior Debt 41	Multifamily	22,690	1 month LIBOR + 3.15%	5.2%	79.7%
Senior Debt 42	Multifamily	11,590	1 month LIBOR + 3.75%	5.8%	85.9%
Senior Debt 43	Multifamily	66,000	1 month LIBOR + 3.75%	5.8%	76.8%
Senior Debt 44	Multifamily	17,250	1 month LIBOR + 3.95%	6.0%	70.0%
Senior Debt 45	Hospitality	22,355	1 month LIBOR + 4.00%	6.0%	68.8%
Senior Debt 46	Hospitality	34,000	1 month LIBOR + 4.50%	6.5%	36.2%
Senior Debt 47	Mixed Use	39,189	1 month LIBOR + 4.87%	6.9%	49.0%
Senior Debt 48	Multifamily	11,736	1 month LIBOR + 3.50%	5.5%	74.6%
Senior Debt 49	Multifamily	18,000	1 month LIBOR + 3.30%	5.3%	83.1%
Senior Debt 50	Office	20,900	1 month LIBOR + 3.75%	5.8%	70.0%
Senior Debt 51	Office	50,000	1 month LIBOR + 4.23%	6.3%	59.6%
Senior Debt 52	Self Storage	6,600	1 month LIBOR + 6.00%	8.0%	58.9%
Senior Debt 53	Multifamily	7,250	1 month LIBOR + 4.00%	6.0%	75.6%

Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 54	Multifamily	112,275	1 month LIBOR + 3.10%	5.1%	79.1%
Senior Debt 55	Office	12,815	1 month LIBOR + 3.40%	5.4%	67.5%
Senior Debt 56	Retail	29,500	6.25%	6.3%	68.5%
Senior Debt 57	Multifamily	25,500	1 month LIBOR + 3.50%	5.5%	73.3%
Senior Debt 58	Self Storage	12,125	1 month LIBOR + 5.50%	7.5%	68.1%
Senior Debt 59	Office	37,211	1 month LIBOR + 3.73%	5.8%	62.4%
Senior Debt 60	Multifamily	14,866	1 month LIBOR + 3.15%	5.2%	80.3%
Senior Debt 61	Multifamily	20,824	1 month LIBOR + 3.40%	5.4%	80.5%
Senior Debt 62	Multifamily	29,900	1 month LIBOR + 3.35%	5.4%	73.0%
Senior Debt 63	Multifamily	38,424	1 month LIBOR + 3.10%	5.1%	75.5%
Senior Debt 64	Self Storage	17,400	1 month LIBOR + 4.00%	6.0%	69.5%
Senior Debt 65	Multifamily	10,020	1 month LIBOR + 3.45%	5.5%	76.8%
Senior Debt 66	Multifamily	73,620	1 month LIBOR + 3.45%	5.5%	76.3%
Senior Debt 67	Land	16,400	1 month LIBOR + 6.00%	8.0%	45.7%
Senior Debt 68	Hospitality	8,661	1 month LIBOR + 4.80%	6.8%	62.5%
Senior Debt 69	Retail	14,500	1 month LIBOR + 4.75%	6.8%	53.5%
Senior Debt 70	Industrial	11,358	1 month LIBOR + 3.95%	6.0%	66.4%
Senior Debt 71	Multifamily	87,700	1 month LIBOR + 2.99%	5.0%	46.0%
Senior Debt 72	Multifamily	48,500	1 month LIBOR + 3.75%	5.8%	69.5%
Senior Debt 73	Multifamily	31,906	1 month LIBOR + 3.25%	5.3%	73.8%
Senior Debt 74	Multifamily	46,031	1 month LIBOR + 5.20%	7.2%	70.7%
Senior Debt 75	Office	7,200	1 month LIBOR + 3.90%	5.9%	67.6%
Senior Debt 76	Hospitality	10,000	1 month LIBOR + 4.95%	7.0%	69.0%
Senior Debt 77	Manufactured Housing	8,356	1 month LIBOR + 3.90%	5.9%	60.3%
Senior Debt 78	Self Storage	4,710	1 month LIBOR + 5.00%	7.0%	66.7%
Senior Debt 79	Hospitality	7,620	1 month LIBOR + 3.44%	5.5%	44.8%
Senior Debt 80	Retail	14,250	1 month LIBOR + 3.95%	6.0%	61.2%
Senior Debt 81	Hospitality	21,000	1 month LIBOR + 4.14%	6.2%	56.0%
Senior Debt 82	Office	21,850	1 month LIBOR + 4.25%	6.3%	62.3%
Senior Debt 83	Multifamily	23,750	1 month LIBOR + 3.10%	5.1%	73.1%
Senior Debt 84	Multifamily	36,250	1 month LIBOR + 3.10%	5.1%	73.4%
Senior Debt 85	Retail	13,400	1 month LIBOR + 4.00%	6.0%	84.0%
Senior Debt 86	Office	40,870	1 month LIBOR + 3.50%	5.5%	71.0%
Senior Debt 87	Retail	8,500	1 month LIBOR + 5.00%	7.0%	51.6%
Senior Debt 88	Hospitality	8,180	1 month LIBOR + 4.50%	6.5%	68.7%
Senior Debt 89	Multifamily	16,736	1 month LIBOR + 3.40%	5.4%	76.4%
Senior Debt 90	Multifamily	25,169	1 month LIBOR + 3.40%	5.4%	77.2%
Senior Debt 91	Hospitality	19,900	1 month LIBOR + 3.48%	5.5%	61.8%
Senior Debt 92	Multifamily	18,400	1 month LIBOR + 3.10%	5.1%	67.4%
Senior Debt 93	Office	25,900	1 month LIBOR + 3.77%	5.8%	68.2%
Senior Debt 94	Hospitality	13,770	1 month LIBOR + 3.75%	5.8%	62.6%
Senior Debt 95	Hospitality	15,500	1 month LIBOR + 4.00%	6.0%	56.4%
Senior Debt 96	Hospitality	5,250	1 month LIBOR + 4.25%	6.3%	47.7%
Senior Debt 97	Hospitality	11,475	1 month LIBOR + 4.45%	6.5%	62.9%
Senior Debt 98	Multifamily	20,900	1 month LIBOR + 3.50%	5.5%	77.6%
Senior Debt 99	Retail	4,940	1 month LIBOR + 3.80%	5.8%	70.2%
Senior Debt 100	Hospitality	9,000	1 month LIBOR + 4.50%	6.5%	64.0%
Senior Debt 101	Multifamily	42,900	1 month LIBOR + 2.80%	4.8%	44.1%
Senior Debt 102	Retail	9,400	1 month LIBOR + 4.20%	6.2%	77.1%
Senior Debt 103	Manufactured Housing	24,100	1 month LIBOR + 3.65%	5.7%	53.8%
Senior Debt 104	Multifamily	4,467	5.53%	5.5%	66.0%
Senior Debt 105	Multifamily	23,115	1 month LIBOR + 2.65%	4.7%	75.8%
Senior Debt 106	Hospitality	17,803	5.75%	5.8%	52.9%
Mezzanine Loan 1	Multifamily	3,480	9.50%	9.5%	84.3%
Mezzanine Loan 2	Office	10,000	10.00%	10.0%	78.7%

Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Mezzanine Loan 3	Multifamily	22,800	1 month LIBOR + 8.01%	10.0%	57.9%
		$2,504,577		6.0%	66.1%
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
(2) Loan to value percentage is from metrics at origination.

The following table shows selected data from our commercial mortgage loans, held-for-sale, measured at fair value (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate	Effective Yield	Loan to Value (1)
TRS Senior Debt 1	Multifamily	$6,700	2.90%	2.9%	16.2%
TRS Senior Debt 2	Retail	2,550	4.55%	4.6%	70.8%
TRS Senior Debt 3	Retail	31,800	4.45%	4.5%	62.7%
TRS Senior Debt 4	Retail	13,600	4.06%	4.1%	68.0%
TRS Senior Debt 5	Retail	10,000	3.94%	3.9%	74.4%
TRS Senior Debt 6	Hospitality	5,000	4.25%	4.3%	58.8%
TRS Senior Debt 7	Multifamily	18,550	4.09%	4.1%	72.2%
TRS Senior Debt 8	Multifamily	9,700	4.06%	4.1%	71.9%
TRS Senior Debt 9	Mixed Use	27,600	3.79%	3.8%	69.7%
TRS Senior Debt 10	Multifamily	2,288	4.55%	4.6%	72.2%
TRS Senior Debt 11	Office	5,075	4.05%	4.1%	69.5%
TRS Senior Debt 12	Multifamily	24,000	4.28%	4.3%	64.7%
TRS Mezzanine Loan 1	Multifamily	8,500	10.50%	10.5%	79.5%
TRS Mezzanine Loan 2	Retail	3,500	10.00%	10.0%	59.7%
TRS Mezzanine Loan 3	Multifamily	1,100	11.01%	11.0%	68.4%
TRS Mezzanine Loan 4	Multifamily	1,000	11.00%	11.0%	68.9%
TRS Mezzanine Loan 5	Multifamily	4,000	10.00%	10.0%	75.5%
		$174,963		4.7%	66.3%
________________________
(1) Loan to value percentage is from metrics at origination.

The following table shows selected data from our real estate securities, available-for-sale, measured at fair value (dollars in thousands):

Type	Par Value	Interest Rate	Effective Yield
CMBS 1	$13,250	1 month LIBOR + 2.95%	5.0%
CMBS 2	12,959	1 month LIBOR + 2.10%	4.1%
CMBS 3	40,000	1 month LIBOR + 2.35%	4.4%
CMBS 4	18,500	1 month LIBOR + 1.70%	3.7%
CMBS 5	15,000	1 month LIBOR + 1.37%	3.4%
CMBS 6	13,500	1 month LIBOR + 1.50%	3.5%
CMBS 7	15,000	1 month LIBOR + 1.70%	3.7%
CMBS 8	7,000	1 month LIBOR + 1.50%	3.5%
CMBS 9	9,600	1 month LIBOR + 1.90%	3.9%
CMBS 10	10,000	1 month LIBOR + 1.75%	3.8%
CMBS 11	8,000	1 month LIBOR + 1.85%	3.9%
CMBS 12	13,000	1 month LIBOR + 1.60%	3.6%
CMBS 13	32,000	1 month LIBOR + 1.60%	3.6%
CMBS 14	24,000	1 month LIBOR + 2.00%	4.0%
	$231,809		3.9%

The following table shows selected data from our other real estate investments, measured at fair value (dollars in thousands):

Type	Property Type	Par Value	Preferred Return
Preferred Equity 1	Retail	$2,500	12.50%
		$2,500

The following table shows selected data from our real estate owned (dollars in thousands):

Type	Property Type	Carrying Value
Real Estate Owned 1	Hospitality	$8,110
		$8,110
Results of Operations
Comparison of the Three Months Ended September 30, 2019 to the Three Months Ended September 30, 2018
We conduct our business through the following segments:

•
The real estate debt, real estate owned and other real estate investments business focuses on originating, acquiring and asset managing commercial real estate debt and equity investments, including first mortgage loans, subordinate mortgages, mezzanine loans and participations in such loans and other real estate investments.

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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2019 and September 30, 2018 (dollars in thousands):

	Three Months Ended September 30,
	2019			2018
	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$2,546,713	$47,068	7.4%	$2,006,833	$41,046	8.2%
Real estate conduit	122,576	1,586	5.2%	118,375	1,627	5.5%
Real estate securities	169,281	1,791	4.2%	29,561	270	3.7%
Total	$2,838,570	$50,445	7.1%	$2,154,769	$42,943	8.0%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$132,126	$2,726	8.3%	$456,636	$6,194	5.4%
Repurchase Agreements - real estate securities	181,198	1,467	3.2%	23,056	192	3.3%
Collateralized loan obligations	1,861,036	17,967	3.9%	1,086,901	10,592	3.9%
Derivative instruments	—	—	N/A	—	142	N/A
Total	$2,174,360	$22,160	4.1%	$1,566,593	$17,120	4.4%
Net interest income/spread		$28,285	3.0%		$25,823	3.6%
Average leverage %(5)	76.6%			72.7%
Weighted average levered yield(6)			17.0%			17.6%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the three months ended September 30, 2019 and September 30, 2018, respectively.
(2) Includes the effect of amortization of premium or accretion of discount and deferred fees.
(3) Calculated as interest income or expense divided by average carrying value.
(4) Annualized.
(5) Calculated by dividing total average interest-bearing liabilities by total average interest-earning assets.
(6) Calculated by dividing net interest income/spread by difference between the average interest-earning assets and the average interest-bearing liabilities.
Interest income
Interest income for the three months ended September 30, 2019 and September 30, 2018 totaled $50.4 million and $42.9 million, respectively. As of September 30, 2019, our portfolio consisted of 109 commercial mortgage loans, 17 commercial mortgage loans, held-for-sale, measured at fair value, 14 investments in CMBS and one other real estate investment, measured at fair value. The main driver in the increase in interest income was an increase of $683.8 million in the average carrying value of our interest-earning assets.
Interest expense
Interest expense for the three months ended September 30, 2019 increased to $22.2 million compared to interest expense for three months ended September 30, 2018 of $17.1 million. The increase in interest expense was due to an increase of $607.8 million in the average carrying value of our interest-bearing liabilities.
Expenses from operations
Expenses from operations for the three months ended September 30, 2019 and September 30, 2018 were made up of the following (dollars in thousands):

	Three Months Ended September 30,
	2019	2018
Asset management and subordinated performance fee	$4,468	$2,720
Administrative services expenses	4,564	3,501
Acquisition expenses	180	173
Professional fees	3,427	2,556
Other expenses	2,466	774
Total expenses from operations	$15,105	$9,724
The increase in our expenses from operations was primarily related to asset management and subordinated performance fees and other expenses. During the three months ended September 30, 2019 and September 30, 2018, we incurred asset management and subordinated performance fees of $4.5 million and $2.7 million, respectively. The increase in asset management and subordinated performance fee was primarily driven by the larger stockholders’ equity and preferred stock in the three months ended September 30, 2019, compared to the three months ended September 30, 2018. In addition to a higher equity base, we accrued approximately $0.8 million of subordinated performance fee during the three months ended September 30, 2019 compared to $0.0 million during the three months ended September 30, 2018. For the three months ended September 30, 2019 and 2018, we incurred approximately $2.5 million and $0.8 million other expenses, respectively, an increase of approximately $1.7 million primarily due to the real estate owned property we acquired during the three months ended September 30, 2019. For the three months ended September 30, 2019, we incurred approximately $4.6 million of administrative service expenses related to general and administrative expense reimbursement, of the full of which amount was attributable to our Advisor; compared to $3.5 million of administrative services expense for the three months ended September 30, 2018, an increase of approximately $1.1 million due to a larger portfolio.

Realized Gain/Loss on Commercial Mortgage Loans Held for Sale
Realized gain on commercial mortgage loans held-for-sale, measured at fair value at the TRS for the three months ended September 30, 2019 was $14.2 million compared to a realized gain of $3.4 million for the three months ended September 30, 2018. The $10.7 million increase in realized gain was due to higher profit margin from the sale of fixed-rate commercial real estate loans into the CMBS securitization market during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Total proceeds were $360.8 million for the three months ended September 30, 2019 compared to $126.4 million for the three months ended September 30, 2018.

Comparison of the Nine Months Ended September 30, 2019 to the Nine Months Ended September 30, 2018
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt and real estate securities segments.

The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the nine months ended September 30, 2019 and September 30, 2018 (dollars in thousands):

	Nine Months Ended September 30,
	2019			2018
	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$2,444,681	$136,451	7.4%	$1,759,578	$101,073	7.7%
Real estate conduit	117,427	5,398	6.1%	106,951	5,088	6.3%
Real estate securities	100,048	3,332	4.4%	11,218	317	3.8%
Total	$2,662,156	$145,181	7.3%	$1,877,747	$106,478	7.6%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$275,155	$13,238	6.4%	$320,814	$13,964	5.8%
Other financing and loan participation - commercial mortgage loans(7)	3,592	225	8.4%	11,867	1,215	13.7%
Repurchase Agreements - real estate securities	106,500	2,714	3.4%	15,222	378	3.3%
Collateralized loan obligations	1,581,313	52,218	4.4%	977,477	34,342	4.7%
Derivative instruments	—	—	N/A	—	284	N/A
Total	$1,966,560	$68,395	4.6%	$1,325,380	$50,183	5.0%
Net interest income/spread		$76,786	2.6%		$56,295	2.5%
Average leverage %(5)	73.9%			70.6%
Weighted average levered yield(6)			14.7%			13.6%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the nine months ended September 30, 2019 and September 30, 2018, respectively.
(2) Includes the effect of amortization of premium or accretion of discount and deferred fees.
(3) Calculated as interest income or expense divided by average carrying value.
(4) Annualized.
(5) Calculated by dividing total average interest-bearing liabilities by total average interest-earning assets.
(6) Calculated by dividing net interest income/spread by difference between the average interest-earning assets and the average interest-bearing liabilities.
(7) High financing cost for the nine months ended September 30, 2019 due to deferred financing cost recognized at payoff of liability.
Interest income
Interest income for the nine months ended September 30, 2019 and September 30, 2018 totaled $145.2 million and $106.5 million, respectively. As of September 30, 2019, our portfolio consisted of 109 commercial mortgage loans, 17 commercial mortgage loans, held-for-sale, measured at fair value, 14 investments in CMBS and 1 other real estate investment, measured at fair value. The main drivers in the increase in interest income was an increase of $784.4 million in the average carrying value of our interest-earning assets.
Interest expense
Interest expense for the nine months ended September 30, 2019 increased to $68.4 million compared to interest expense for nine months ended September 30, 2018 of $50.2 million. The increase in interest expense was due to an increase of $641.2 million in the average carrying value of our interest-bearing liabilities.
Expenses from operations
Expenses from operations for the nine months ended September 30, 2019 and September 30, 2018 were made up of the following (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018
Asset management and subordinated performance fee	$11,917	$7,227
Administrative services expenses	12,083	9,822
Acquisition expenses	698	289
Professional fees	8,090	6,803
Other expenses	4,198	3,896
Total expenses from operations	$36,986	$28,037
The increase in our expenses from operations was primarily related to asset management and subordinated performance fees and administrative services expenses. During the nine months ended September 30, 2019 and September 30, 2018, we incurred asset management and subordinated performance fees of $11.9 million and $7.2 million, respectively. The increase in asset management and subordinated performance fee was primarily driven by the larger stockholders’ equity and preferred stock in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. In addition to a higher equity base, we accrued approximately $1.5 million of subordinated performance fee during the nine months ended September 30, 2019 compared to $0.0 million during the nine months ended September 30, 2018. For the nine months ended September 30, 2019, we incurred approximately $12.1 million of administrative service expenses related to general and administrative expense reimbursement, of which the full amount was attributable to our Advisor; compared to $9.8 million of administrative services expense for the nine months ended September 30, 2018, an increase of approximately $2.3 million due to a larger portfolio. Additionally, during the nine months ended September 30, 2019 and September 30, 2018, we incurred $0.7 million and $0.3 million of acquisition expenses, respectively, an increase of approximately $0.4 million. The increases in administrative expense reimbursement and acquisition expenses are due to increases in overall Company growth and origination activities.
Realized Gain/Loss on Commercial Mortgage Loans Held-for-Sale
Realized loss on commercial mortgage loans held-for-sale for the nine months ended September 30, 2019 was $25.0 thousand on the sale of one commercial mortgage loan held-for-sale for proceeds of $5.0 million compared to $48.0 thousand for the nine months ended September 30, 2018 on the sale of one commercial mortgage loan held-for-sale.
Realized gain on commercial mortgage loans held-for-sale, measured at fair value at the TRS for the nine months ended September 30, 2019 was $32.6 million compared to a realized gain of $9.8 million for the nine months ended September 30, 2018. The $22.8 million increase in realized gain was due to a combination of higher sale volume and higher profit margin from the sale of fixed-rate commercial real estate loans into the CMBS securitization market during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Total proceeds were $671.6 million for the nine months ended September 30, 2019 compared to $363.3 million for the nine months ended September 30, 2018.
Liquidity and Capital Resources
Our principal demands for cash will be funding our loan investments, continuing debt service obligations, distributions to our stockholders and the payment of our operating and administrative expenses.
We expect to use additional debt and equity financing as a source of capital. Our board of directors currently intends to operate at a leverage level of between one to three times book value of equity. However, our board of directors may change this target without shareholder approval. In addition, for the nine months ended September 30, 2019, we raised an additional $111.4 million through sales of common and preferred equity to institutional and individual investors, and we expect to continue to raise capital in private placements in 2019. We anticipate that our debt and equity financing sources and our anticipated cash generated from operations will be adequate to fund our anticipated uses of capital.
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
As of September 30, 2019 and December 31, 2018 the notes issued by BSPRT 2017-FL2 Issuer, Ltd., a wholly owned indirect subsidiary of the Company, are collateralized by interests in a pool of 6 and 12 mortgage assets having a total principal balance of $110.3 million and $244.6 million, respectively (the “2017-FL2 Mortgage Assets”). The sale of the 2017-FL2 Mortgage Assets to BSPRT 2017-FL2 Issuer was governed by a Mortgage Asset Purchase Agreement dated as of November 29, 2017, between the Company and BSPRT 2017-FL2 Issuer.
As of September 30, 2019 and December 31, 2018 the notes issued by BSPRT 2018-FL3 Issuer, Ltd. and BSPRT 2018-FL3 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 40 and 41 mortgage assets having a principal balance of $610.0 million and $609.3 million, respectively (the "2018-FL3 Mortgage Assets"). The sale of the 2018-FL3 Mortgage Assets to BSPRT 2018-FL3 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of April 5, 2018, between the Company and BSPRT 2018-FL3 Issuer, Ltd.
As of September 30, 2019 and December 31, 2018 the notes issued by BSPRT 2018-FL4 Issuer, Ltd. and BSPRT 2018-FL4 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, collateralized by interests in a pool of 47 and 41 mortgage assets having a principal balance of $868.4 million and $859.3 million, respectively (the "2018-FL4 Mortgage Assets"). The sale of the 2018-FL4 Mortgage Assets to BSPRT 2018-FL4 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of October12, 2018, between the Company and BSPRT 2018-FL4 Issuer,Ltd.
As of September 30, 2019, the notes issued by BSPRT 2019-FL5 Issuer, Ltd. and BSPRT 2019-FL5 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 51 mortgage assets having a principal balance of $810.0 million respectively (the "2018-FL5 Mortgage Assets"). The sale of the 2019-FL5 Mortgage Assets to BSPRT 2019-FL5 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of May 30, 2019, between the Company and BSPRT 2019-FL5 Issuer.
Repurchase Agreements, Commercial Mortgage Loans
As of September 30, 2019, we have repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), U.S Bank National Association (the "USB Repo Facility"), Barclays Bank PLC (the "Barclays Revolver Facility" and the "Barclays Repo Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, USB Repo Facility, WF Repo Facility, Barclays Revolver Facility and Barclays Repo Facility, the "Repo Facilities").
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

The details of our Repo Facilities at September 30, 2019 and December 31, 2018 are as follows (dollars in thousands):

As of September 30, 2019
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Maturity
JPM Repo Facility (2)	$300,000	$96,912	$5,536	4.67%	1/30/2021
USB Repo Facility (3)	100,000	—	518	4.43%	6/15/2020
CS Repo Facility (4)	300,000	—	4,690	4.64%	3/27/2020
WF Repo Facility (5)	175,000	—	1,019	4.53%	11/21/2020
Barclays Revolver Facility (6)	100,000	10,000	764	7.16%	9/20/2021
Barclays Repo Facility (7)	300,000	5,025	711	4.36%	3/15/2022
Total	$1,275,000	$111,937	$13,238
__________________________
(1) For the nine months ended September 30, 2019. Includes amortization of deferred financing costs.
(2) On September 3, 2019, the committed financing amount was downsized from $520 million to $300 million and the maturity date was amended to January 30, 2021.
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
(6) On September 13, 2019, the Company exercised the extension option, and extended the term maturity to September 20, 2021. There is one more one-year extension option of available at the Company’s discretion.
(7) Includes two one-year extensions at the Company's option.

As of December 31, 2018
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Maturity
JPM Repo Facility (2)	$520,000	$72,906	$6,601	4.55%	1/30/2020
GS Repo Facility (3)	—	—	415	N/A	12/27/2018
USB Repo Facility (4)	100,000	—	502	4.71%	6/15/2020
CS Repo Facility (5)	300,000	76,534	5,301	4.69%	6/19/2019
WF Repo Facility (6)	175,000	—	—	4.71%	11/21/2020
Barclays Revolver Facility (7)	100,000	—	1,145	6.24%	9/19/2019
Total	$1,195,000	$149,440	$13,964
_______________________
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
Other financing and loan participation - Commercial Mortgage Loans
On December 11, 2018, the Company transferred $10.0 million of its interest in a term loan to City National Bank ("City National Financing") via a participation agreement. The Company incurred $0 million and $0.2 million of interest expense on the City National Financing for the three months and nine months ended September 30, 2019. On April 10, 2019, the Company terminated the participation agreement with City National Bank and paid off the $ 10.0 million under the participation agreement.

CMBS Master Repurchase Agreements
We have entered into various CMBS Master Repurchase Agreements (“MRAs”) that allow us to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary. As of September 30, 2019 and December 31, 2018, we were party to six MRAs, of which two were used for each respective periods presented, described below (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged(1)	Interest Rate	Days to Maturity
As of September 30, 2019
JP Morgan Securities LLC	$39,232	$19	$43,500	2.91%	23
Wells Fargo Securities LLC	182,666	282	214,873	3.36%	11
Barclays Capital Inc	11,395	3	13,000	3.42%	26
Citigroup Global Markets Inc	11,015	4	12,959	3.46%	57
Total/Weighted Average	$244,308	$308	$284,332	3.30%	16

As of December 31, 2018
JP Morgan Securities LLC	$21,961	$27	$26,750	3.67%	18
Wells Fargo Securities, LLC	22,578	47	28,223	3.93%	11
Total/Weighted Average	$44,539	$74	$54,973	3.80%	15
________________________
(1) Collateral includes 24.3 million and $28.2 million of CLO notes, held by the Company, which eliminates within the real estate securities, at fair value line of the consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.
The following tables summarize our Repurchase Agreements, Commercial Mortgage Loans and our MRAs for the nine months ended September 30, 2019, 2018 and 2017, respectively:

	As of September 30, 2019
	Amount Outstanding			Average Outstanding Balance
	Q1	Q2	Q3	Q1	Q2	Q3
Repurchase Agreements, Commercial Mortgage Loans	$370,889	$132,870	$111,937	$357,850	$337,970	$132,126
Repurchase Agreements, Real Estate Securities	$22,078	$85,022	$244,308	$52,711	$84,179	$181,198

	As of September 30, 2018
	Amount Outstanding			Average Outstanding Balance
	Q1	Q2	Q3	Q1	Q2	Q3
Repurchase Agreements, Commercial Mortgage Loans	$501,310	$304,975	$565,329	$313,509	$222,339	$456,636
Repurchase Agreements, Real Estate Securities	$—	$10,600	$22,272	$19,542	$3,029	$23,056

	As of September 30, 2017
	Amount Outstanding			Average Outstanding Balance
	Q1	Q2	Q3	Q1	Q2	Q3
Repurchase Agreements, Commercial Mortgage Loans	$340,948	$177,495	$319,386	$280,468	$387,988	$237,017
Repurchase Agreements, Real Estate Securities	$52,174	$49,071	$39,035	$63,611	$66,996	$47,477

The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the nine months ended September 30, 2019, the maximum average outstanding balance was $565.1 million, at the end of May 30, 2019, of which $483.2 million was related to repurchase agreements on our commercial mortgage loans and $81.9 million for repurchase agreements on our real estate securities.
During the nine months ended September 30, 2018, the maximum average outstanding balance was $560.6 million, at the end of September 30, 2018, of which $534.8 million, all of which was related to repurchase agreements on our commercial mortgage loans.
During the nine months ended September 30, 2017, the maximum average outstanding balance was $483.4 million, at the end of June 30, 2017, of which $434.4 million was related to repurchase agreements on our commercial mortgage loans and $49.1 million for repurchase agreements on our real estate securities.
Private Placements
Since February 2018, we have been conducting offerings of our common stock and Series A preferred stock in offerings exempt from the registration requirements of the Securities Act. The following table summarizes the issuance of common stock in these offerings (dollars in thousands, except share amounts):

	Total
	Shares Issued	Proceeds
Balance, December 31, 2018	7,534,358	$124,335
January 2019	139,138	2,325
February 2019	655,296	10,950
March 2019	367,145	6,135
April 2019	557,309	9,314
May 2019	662,492	11,070
June 2019	48,033	803
July 2019	1,225,426	20,461
August 2019	80,790	1,350
September 2019	160,213	2,675
Balance, September 30, 2019	11,430,200	189,418
As of September 30, 2019, we had $3.8 million outstanding of binding purchase commitments for common stock.

The following table summarizes the sales of Preferred Stock in these offerings (dollars in thousands, except share amounts):

	Total
	Shares Issued	Proceeds
Balance, December 31, 2018	29,249	$146,245
January 2019	—	—
February 2019	2,996	14,979
March 2019	—	—
April 2019	—	—
May 2019	—	—
June 2019	—	—
July 2019	6,253	31,325
August 2019	—	—
September 2019	—	—
Balance, September 30, 2019	38,498	$192,549
As of September 30, 2019, we had $0.0 million outstanding of binding purchase commitments for Preferred Stock. However, at September 30, 2019, the Company had a $5.0 million binding purchase commitment with an institutional investor for the Company’s Series C convertible preferred stock, $0.01 par value (the “Series C Preferred Stock”), a new series of convertible preferred stock authorized by the Company’s Board of Directors, in an offering exempt from the registration requirements of the Securities Act. The Articles Supplementary for the Series C Preferred Stock was not filed with the Maryland State Department of Assessments and Taxation until the closing of the commitment on October 18, 2019.
The following tables present the activity in our Preferred Stock for the periods ended September 30, 2019 and September 30, 2018, respectively (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2018	29,249	$145,786
Issuance of Preferred Stock, net of offering cost	9,249	46,245
Dividends paid in Preferred Stock	3	18
Amortization of offering costs	—	76
Ending Balance, September 30, 2019	38,501	$192,125

	Shares	Amount
Balance, December 31, 2017	—	$—
Issuance of Preferred Stock	19,215	95,736
Dividends paid in Preferred Stock	—	—
Amortization of offering costs	—	—
Ending Balance, September 30, 2018	19,215	$95,736
Distributions
In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, without regard to the deduction for distributions paid and excluding net capital gains. The Company must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate U.S. federal income taxes.
In August 2017, our board of directors authorized and declared ongoing monthly distributions with respect to our common stock at a rate equivalent to $1.44 per annum, per share. Dividends payable on each share of Series A Preferred Stock are generally equal to the monthly dividend that would have been paid had such share of Series A Preferred Stock been converted to a share of common stock, except to the extent common stock dividends have been reduced below certain specified levels.
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
The below table shows the distributions paid on shares outstanding of common stock during the nine months ended September 30, 2019 and September 30, 2018 (dollars in thousands):

Nine Months Ended September 30, 2019 Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 4, 2019	$3,576	$1,171
February 1, 2019	3,657	1,168
March 1, 2019	3,333	1,053
April 1, 2019	3,749	1,167
May 1, 2019	3,678	1,143
June 3, 2019	3,870	1,182
July 2, 2019	3,796	1,141
August 1, 2019	4,033	1,181
September 2, 2019	4,051	1,181
Total	$33,743	$10,387

Nine Months Ended September 30, 2018 Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2018	$2,649	$1,242
February 1, 2018	2,665	1,233
March 1, 2018	2,386	1,098
April 1, 2018	2,664	1,200
May 1, 2018	2,593	1,152
June 1, 2018	2,718	1,184
July 2, 2018	2,637	1,143
August 1, 2018	2,939	1,179
September 2, 2018	3,156	1,166
Total	$24,407	$10,597
The following table shows the sources for the payment of distributions to common stockholders for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Distributions:
Cash distributions paid	$11,880		$8,732		$33,743		$24,407
Distributions reinvested	3,503		3,487		10,387		10,597
Total distributions	$15,383		$12,219		$44,130		$35,004
Source of distribution coverage:
Net Income/(Loss)	$11,880	77.2%	$8,732	71.5%	$33,743	76.5%	$24,407	69.7%
Available cash on hand	—	—%	—	—%	—	—%	—	—%
Common stock issued under DRIP	3,503	22.8%	3,487	28.5%	10,387	23.5%	10,597	30.3%
Total sources of distributions	$15,383	100.0%	$12,219	100.0%	$44,130	100.0%	$35,004	100.0%
Net income applicable to common stock (GAAP)	$20,460		$17,294		$48,409		$35,127

Cash Flows
Cash Flows for the Nine Months Ended September 30, 2019
Net cash used in operating activities for the nine months ended September 30, 2019 was $35.8 million. Cash inflows were primarily driven by an increase in net income to $60.3 million, offset by net cash outflows of $102.3 million related to originations of and proceeds from sales of commercial mortgage loans, measured at fair value.
Net cash used in investing activities for the nine months ended September 30, 2019 was $621.9 million. Cash outflows were primarily driven by the origination and acquisition of $892.4 million of commercial mortgage loans and purchase of real estate securities of $206.7 million. Outflows were offset by proceeds from principal repayments of $482.4 million received on commercial mortgage loans.
Net cash provided by financing activities for the nine months ended September 30, 2019 was $506.1 million. Cash inflows were primarily driven by proceeds from the borrowings under collateralized loan obligations of $639.9 million and proceeds from net borrowing on our CMBS MRAs of $199.8 million. Inflows were partially offset by the payment of $44.4 million in cash distributions to stockholders and $13.8 million of stock repurchases and repayments on CLOs of $333.7 million.
Cash Flows for the Nine Months Ended September 30, 2018
Net cash used in operating activities for the nine months ended September 30, 2018 was $37.1 million. Cash outflows were primarily driven by cash outflows of $444.5 million from origination of commercial mortgage loans, held for sale, measured at fair value, partially offset by $367.5 million of proceeds from the sale of commercial mortgage loans, held for sale.
Net cash used in investing activities for the nine months ended September 30, 2018 was $747.9 million. Cash outflows of $1,279.0 million was due to new originations and purchases of commercial mortgage loans, held for investment. This was partially offset by $556.5 million of proceeds from principal repayments received on commercial mortgage loans, held for investment.
Net cash provided by financing activities for the nine months ended September 30, 2018 was $759.3 million. Cash inflows were primarily driven by $499.7 million from net borrowings on the Repo Facilities repurchase agreements and net proceeds of $156.3 million on collateralized loan obligations and partially offset by cash out flow $16.8 million on net payment for repurchase agreement - real estate securities.
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
Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of September 30, 2019 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$117,091	$143,852	$—	$—	$260,943
Maturities of lease liabilities for operating lease	496	41,153	—	—	41,649
Repurchase agreements - commercial mortgage loans	—	111,937	—	—	111,937
CLOs (2)	—	—	—	1,831,796	1,831,796
Repurchase agreements - real estate securities	244,308	—	—	—	244,308
Total	$361,895	$296,942	$—	$1,831,796	$2,490,633
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $261.4 million and $186.5 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of September 30, 2019 and December 31, 2018.
In addition, we have contractual obligations under our agreements with the Advisor as described below.

Related Party Arrangements
Benefit Street Partners L.L.C.
Amended Advisory Agreement
Refer to “Note 9 - Related Party Transactions and Arrangements” for a summary of the Company’s Advisory Agreement with the Advisor and amounts paid to the Advisor pursuant to the Advisory Agreement for the three and nine months ended September 30, 2019 and 2018.
Investment in Common and Preferred Stock
Refer to “Note 7 - Stock Transactions” for a description of the Company’s private placements. Since February 2018, officers of the Company and other employees of the Advisor and its affiliates (“Manager Investors”), as well as members of our board of directors, have acquired common stock and Series A Preferred Stock in these private placements on substantially the same terms as purchases by third party institutional investors unaffiliated with the Company or the Advisor. As of September 30, 2019, The Manager Investors acquired an aggregate of $2.4 million of common stock and Series A Preferred Stock in these private placements during the three and nine months ended September 30, 2019. During the nine months ended September 30, 2019, each independent member of our board of directors acquired 5,984 shares of our common stock in these private placements for an aggregate purchase price of $0.4 million.
The Manager Investors and board members have agreed with the Advisor not to sell or otherwise transfer the securities purchased in the private placements without the consent of the Advisor, prior to 180 days after a listing of the Company’s common stock on a national securities exchange. In addition, the Manager Investors will not be eligible to participate in the SRP for at least three years.
The board of directors and the Nominating and Corporate Governance Committee of the board of directors each reviewed and unanimously approved the Company’s issuance of shares to the Manager Investors and the terms of the offering.
Loan Acquisitions
On February 22, 2018, the Company purchased commercial mortgage loans from an entity that is an affiliate of our Advisor, for an aggregate purchase price of $27.8 million. The purchase of the commercial mortgage loans and the $27.8 million purchase price were approved by the Company’s board of directors. These loans are expected to be sold into a securitization vehicle through our TRS segment. On April 18, 2018, we sold $23.3 million of these commercial mortgage loans into a CMBS securitization. The remaining $4.5 million of these commercial mortgage loans are recorded in commercial mortgage loans, held for investment, on the consolidated balance sheet as of September 30, 2019.
Off Balance Sheet Arrangements
We currently have no off balance sheet arrangements as of September 30, 2019 and through the date of the filing of this Form 10-Q.
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

The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the nine months ended September 30, 2019 and September 30, 2018 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Funds From Operations:
Net income	$25,913	$19,000	$60,329	$36,398
Funds from operations	$25,913	$19,000	$60,329	$36,398
Modified Funds From Operations:
Funds from operations	$25,913	$19,000	$60,329	$36,398
Amortization of premiums, discounts and fees on investments, net	(1,571)	(1,540)	(4,756)	(3,456)
Acquisition fees and acquisition expenses	180	173	698	289
Unrealized (gain) loss on financial instruments	(4,549)	(1,041)	(1,711)	(1,636)
Loan loss (recovery)/provision	(245)	1,066	2,823	3,502
Modified funds from operations (1)	$19,728	$17,658	$57,383	$35,097
__________________________
(1) Modified funds from operations for nine months ended September 30, 2019 includes a non-cash charge of $4.5 million related to the call of BSPRT 2017 - FL1 CLO on April 15, 2019. Excluding the non-cash charge modified funds from operations would be $19.7 million and $61.9 million for three months and nine months ended September 30, 2019. For three months ended September 30, 2019, there was no such non-cash adjustment. Modified funds from operations for nine months ended September 30, 2018 of $35.1 million includes a non-cash charge of $6.4 million related to the call of RFT 2015-FL1 CLO on February 15, 2018. Excluding this non-cash charge, modified funds from operations would have been $41.5 million. For three months ended September 30, 2018, there was no such non-cash adjustment.
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

As of September 30, 2019 and December 31, 2018, our portfolio included 118 and 64 variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 25 or 50 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity.
For the LIBOR sensitivity range, a reduction in LIBOR results in an increase in our portfolio return. This is driven by the LIBOR floor in place for majority of our commercial mortgage loans, held for investment. In contrast, the majority of our financing instruments do not have LIBOR floors. The present of a LIBOR floor on interest-bearing assets coupled with lack of LIBOR floor on interest bearing liabilities allows the portfolio to generate a higher return for a decrease in LIBOR rate compared to increase in LIBOR rate for the LIBOR range presented:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	September 30, 2019	December 31, 2018
(-) 25 Basis Points	1.37%	(1.38)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	0.68%	2.75%
(+) 100 Basis Points	3.23%	5.50%

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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
Refer to "Note 7 - Stock Transactions" to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the common stock purchase agreements and preferred stock purchase agreements we entered into with certain accredited investors, certain officers of the Company, and certain owners, employees and associates of the Advisor and its affiliates pursuant to which such persons committed to buy shares of our common stock and Preferred Stock. During the nine months ended September 30, 2019, the Company has sold 3,895,842 shares of common stock for proceeds of $65.1 million, and 9,249 shares of Preferred Stock for proceeds of $46.3 million. As of September 30, 2019, the Company had $3.8 million in outstanding purchase commitments for common stock and $0.0 million for Preferred Stock. In addition, at September 30, 2019, the Company had a $5.0 million binding purchase commitment with an institutional investor for Series C Preferred Stock, a new series of convertible preferred stock authorized by the Company’s Board of Directors. The Articles Supplementary for the Series C Preferred Stock was not filed with the Maryland State Department of Assessments and Taxation until the closing of the commitment on October 18, 2019.
The offer and sale of the common stock and Preferred Stock were conducted in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities
Share repurchase activity under the SRP during nine months ended September 30, 2019 was as follows:

	Number of Requests	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2019	845	$18.60	387,530	(1)
February 1 - February 28, 2019	—	N/A	—	(1)
March 1 - March 31, 2019	—	N/A	—	(1)
April 1 - April 30, 2019	—	N/A	—	(1)
May 1 - May 31, 2019	—	N/A	—	(1)
June 1 - June 30, 2019	—	N/A	—	(1)
July 1 - July 31, 2019	1,188	18.65	354,323	(1)
August 1 - August 31, 2019	—	N/A	—	(1)
September 1 - September 30, 2019	—	N/A	—	(1)
Total	2,033	$18.63	741,853
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
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1(1)	Articles Supplementary of Benefit Street Partners Realty Trust, Inc., dated October 18, 2019, relating to Series C Convertible Preferred Stock
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

____________________________________________
(1) Filed as exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 18, 2019 and incorporated by reference herein.
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benefit Street Partners Realty Trust, Inc.
Dated:	November 13, 2019	By	/s/ Richard J. Byrne
Name: Richard J. Byrne
Title: Chief Executive Officer and President
(Principal Executive Officer)

Dated:	November 13, 2019	By	/s/ Jerome S. Baglien
Name: Jerome S. Baglien
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)