Form 10-K
period 2019-12-31
Benefit Street Partners Realty Trust, Inc.
filed 2020-03-17
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2019
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-55188
BENEFIT STREET PARTNERS REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-1406086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9 West 57th Street, Suite 4920, New York, NY	10019
(Address of principal executive offices)	(Zip Code)
(212) 588-6770
(Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act
Title of Each Class	Trading Symbols	Name of exchange on which registered
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
There is no established public market for the registrant's shares of common stock. On November 12, 2019, the board of directors of the registrant , upon the recommendation of the registrant’s external advisor, unanimously approved and established an estimated net asset value (“NAV”) per share of the registrant’s common stock of $18.57. The estimated NAV per share is based upon the estimated value of the registrant’s assets less the registrant’s liabilities as of September 30, 2019. For a full description of the methodologies used to value the registrant’s assets and liabilities in connection with the calculation of the estimated NAV per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
The number of outstanding shares of the registrant's common stock on February 28, 2020 was 44,385,162 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

FORM 10-K
Year Ended December 31, 2019

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
Our forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements, and thus our investors should not place undue reliance on these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this Annual Report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors include:

•	our business and investment strategy;

•	our ability to make investments in a timely manner or on acceptable terms;

•	current credit market conditions and our ability to obtain long-term financing for our investments in a timely manner and on terms that are consistent with what we project when we invest;

•	the effect of general market, real estate market, economic and political conditions;

•	our ability to make scheduled payments on our debt obligations;

•	our ability to generate sufficient cash flows to make distributions to our stockholders;

•	our ability to generate sufficient debt and equity capital to fund additional investments;

•	our ability to refinance our existing financing arrangements;

•	the degree and nature of our competition;

•	the availability of qualified personnel;

•	we may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act; and

•	our ability to maintain our qualification as a real estate investment trust ("REIT").
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
The Company has no direct employees. Benefit Street Partners L.L.C. serves as our advisor ("Advisor") pursuant to an amended and restated advisory agreement, executed on January 19, 2018 (the "Advisory Agreement"). The Advisor, an investment adviser registered with the SEC, is a credit-focused alternative asset management firm.
Established in 2008, our Advisor's credit platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies including high yield, levered loans, private/opportunistic debt, liquid credit, structured credit and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass the platform. The Advisor manages the Company's affairs on a day-to-day basis. The Advisor receives compensation fees and reimbursements for services related to the investment and management of the Company's assets and the operations of the Company. The advisor is a wholly-owned subsidiary of Franklin Resources, Inc., which together with its various subsidiaries operates as "Franklin Templeton”.
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans which the Company intends to sell through its TRS into commercial mortgage-backed securities ("CMBS") securitization transactions.
The Company invests in commercial real estate securities. Real estate securities may include CMBS, senior unsecured debt of publicly traded REITs, debt or equity securities of other publicly traded real estate companies and collateralized debt obligations ("CDOs").
Investment Objectives
We plan to implement policies and strategies to achieve our primary investment objectives:

•	to pay attractive and stable cash distributions to stockholders; and

•	to preserve and return stockholders’ invested capital.
Investment Strategies and Policies
We have four investment strategies. One strategy is to originate, acquire and manage a diversified portfolio of commercial real estate debt, including first mortgage loans, subordinate loans, mezzanine loans and participations in such loans. We expect that our portfolio of debt investments will be secured by real estate located within and outside the United States and diversified by property type and geographic location. The second strategy is to invest in commercial real estate securities, such as CMBS, senior unsecured debt of publicly-traded REITs and CDO notes. The third strategy is to originate conduit loans and sell them through our TRS business into CMBS securitization transactions. The fourth strategy represents real estate acquired by the Company through foreclosure, deed in lieu of foreclosure, or purchase.
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
Commercial Real Estate Debt
We originate, fund, acquire and structure commercial real estate debt, including first mortgage loans, mezzanine loans, bridge loans, and other loans related to commercial real estate. We may also acquire some equity participations in the underlying collateral of commercial real estate debt. We structure, underwrite, and originate most of our investments. We use conservative underwriting criteria to focus on risk adjusted returns based on several factors, which may include the leverage point, debt service coverage and sensitivity, lease sustainability studies, market and economic conditions, quality of the underlying collateral and location, reputation and track record of the borrower, and a clear exit or refinancing plan for the borrower. Our underwriting process involves comprehensive financial, structural, operational, and legal due diligence to assess any risks in connection with making such investments so that we can optimize pricing and structuring. By originating loans directly, we are able to structure and underwrite loans that satisfy our standards, establish a direct relationship with the borrower, and utilize our own documentation. Described below are some of the types of loans we may originate or acquire. In addition, although we generally prefer the benefits of new origination, market conditions can create situations where holders of commercial real estate debt may be in distress and are therefore willing to sell at prices that compensate the buyer for the lack of control typically associated with directly structured investments.
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
B-notes
B-notes consist of subordinate mortgage loans, including structurally subordinated first mortgage loans and junior participations in first mortgage loans or participations in these types of assets. Like first mortgage loans, these loans generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. Subordinated mortgage loans or B-notes may be either short (one-to-five years) or long (up to ten years) term, may be fixed or floating rate, and are predominantly current-pay loans. We may originate or acquire current-pay subordinated mortgage loans or B-notes backed by high quality properties that fit our investment strategy. We may create subordinated mortgage loans by tranching our directly originated first mortgage loans generally through syndications of senior first mortgages or buy such assets directly from third party originators. Due to the limited opportunities in this part of the capital structure, we believe there are certain situations that allow us to directly originate or to buy subordinated mortgage investments from third parties on favorable terms.
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
Borrowing Strategies and Policies
In addition to raising capital through private placements of our equity securities, our financing strategy includes secured repurchase agreement facilities for loans, securities and securitizations. In addition to our current mix of financing sources, we may also access additional forms of financings, including credit facilities, and public or private secured and unsecured debt issuances by us or our subsidiaries.
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
We pay income taxes on our Conduit segment, which is conducted by our wholly-owned TRS. The income taxes on the Conduit segment are paid at the U.S. federal and applicable state levels.
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
Employees
As of December 31, 2019, we had no direct employees. The employees of the Advisor and other affiliates of the Advisor perform a full range of real estate services for us, including origination, acquisitions, accounting, legal, asset management, wholesale brokerage, and investor relations services. We are dependent on these affiliates for services that are essential to us, including asset acquisition decisions, and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.

Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, and proxy statements, with the SEC. We also filed with the SEC a registration statement in connection with our dividend reinvestment plan ("DRIP") securities offerings. The SEC maintains an internet address at www.sec.gov that contains reports, proxy statements and information statements, and other information, which may be obtained free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us at www.bsprealtytrust.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A. Risk Factors
Risks Related to an Investment in Benefit Street Partners Realty Trust, Inc.
We may be unable to maintain or increase cash distributions over time, or may decide to reduce the amount of distributions for business reasons.
There are many factors that can affect the amount and timing of cash distributions to stockholders. The amount of cash available for distributions is affected by many factors, such as the cash provided by the Company's investments and obligations to repay indebtedness as well as many other variables. There is no assurance that the Company will be able to pay or maintain the current level of distributions or that distributions will increase over time. In certain prior periods, distributions have been in excess of cash flows from operations. Distributions in excess of earnings will decrease the book value and NAV per share of common stock. The Company cannot give any assurance that returns from the investments will be sufficient to maintain or increase cash available for distributions to stockholders. Actual results may differ significantly from the assumptions used by the board of directors in establishing the distribution rate to stockholders. The Company may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially adversely affect the value of common stock or Series A Convertible Preferred Stock (the “Series A Preferred Stock”) or Series C Convertible Preferred Stock (the “Series C Preferred Stock”), and together with the Series A Preferred Stock, (the "Preferred Stock").
No established trading market for our shares currently exists, and as a result, it will be difficult for you to sell our shares. If our shares are listed they may trade below our estimated NAV per share or our GAAP book value per share.
The Company's charter does not require the board of directors to seek stockholder approval to liquidate our assets by a specified date, nor does our charter require us to list our shares for trading on a national securities exchange by a specified date or otherwise pursue a transaction to provide liquidity to our stockholders. There is no established trading market for our shares and our shares are not currently listed on a national securities exchange. Until our shares are listed, if ever, our stockholders may have difficulty selling their shares. If our shares are eventually listed, they may trade at prices significantly below our estimated NAV per share and our most recent GAAP book value due to, among other things, significant selling pressure from legacy stockholders that had previously been unable to sell or the market perception that such selling pressure will occur. To address this risk the Company could delay the ability of legacy stockholders to sell all of their shares upon a successful listing. Because of the illiquid nature of our shares, investors should purchase our shares only as a long-term investment and be prepared to hold them for an indefinite period of time.
Our share repurchase program (the "SRP"), which is subject to numerous restrictions, may be canceled at any time and should not be relied upon as a means of liquidity.
The Company has a SRP that may enable investors to sell their shares to us in limited circumstances. Share repurchases are made at the sole discretion of the board of directors. In its sole discretion, the board of directors could amend, suspend or terminate our SRP upon 30 days prior written notice to stockholders. Further, the SRP includes numerous restrictions that would limit the ability to sell shares. For example, the SRP has historically been limited to the proceeds from our DRIP which has frequently resulted in us not satisfying all SRP requests for a given semester. Due to the foregoing, our SRP should not be relied upon as a means of liquidity.
If the Advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our common stock.
The Company's success depends to a significant degree upon the contributions of certain of the executive officers and other key personnel of the Advisor, each of whom would be difficult to replace.The Company cannot guarantee that all, or any particular officer or employee of the Advisor, will remain associated with us and/or the Advisor. If any of the Company's key personnel were to cease their employment with the Advisor, operating results could suffer. Further, the Company does not intend to separately maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel.

Competition for such personnel is intense, and the Company cannot assure you that the Advisor will be successful in attracting and retaining such skilled personnel. If the Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
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
A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can result in third parties gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As reliance on technology in our industry has increased, so have the risks posed to the systems of our Advisor and other parties that provide us with services essential to our operations, both internal and outsourced. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.
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
Although the Advisor and other parties that provide us with services essential to our operations intend to continue to implement industry-standard security measures, there can be no assurance that those measures will be sufficient, and any material adverse effect experienced by the Advisor and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.
Risks Related to Conflicts of Interest
The Advisor faces conflicts of interest relating to purchasing commercial real estate-related investments, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
We rely on the Advisor and the executive officers and other key real estate professionals at our Advisor to identify suitable investment opportunities for us. Although there are restrictions in the Advisory Agreement we have entered into with the Advisor with respect to the Advisor’s ability to manage another REIT that competes with us, or to provide any services related to fixed-rate conduit lending to another person, the Advisor and its employees are not otherwise restricted from engaging in investment and investment management activities unrelated to us. Some investment opportunities that are suitable for us may also be suitable for other investment vehicles managed by the Advisor or its affiliates. Thus, the executive officers and real estate professionals of the Advisor could direct attractive investment opportunities to other entities or investors. Such events could result in us investing in assets that provide less attractive returns, which may reduce our ability to make distributions.

The Advisor and its employees face competing demands relating to their time, and this may cause our operating results to suffer.
The Advisor and its employees are engaged in investment and investment management activities unrelated to us. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.
Risks Related to Our Corporate Structure
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
The Company's charter, with certain exceptions, authorizes the directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by the board of directors, no person or entity may own more than 7.9% in value of the aggregate of our outstanding shares of stock or more than 7.9% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock determined after applying certain rules of attribution. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
The Company's charter permits the board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
The Company's charter permits our board of directors to issue up to 1,000,000,000 shares of stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any such stock. For example, the board of directors has authorized our two series of Preferred Stock, which have terms and conditions that have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock, and the board of directors may authorize issuance of additional shares or series of preferred stock in the future. Preferred Stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
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
The Company's bylaws contain a provision exempting from the Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
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
The Company conducts, and intend to continue to conduct, our operations, directly and through wholly or majority-owned subsidiaries, so that we, our operating partnership and each of our subsidiaries are exempt from registration as an investment company under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis. “Investment securities” excludes (A) U.S. Government securities, (B) securities issued by employees’ securities companies, and (C)

securities issued by majority-owned subsidiaries which (i) are not investment companies, and (ii) are not relying on the exception from the definition of investment company under Section 3(c)(1) or 3(c)(7) of the Investment Company Act.
The Company expects that we will not fall under the definition of, and will therefore not be required to register as, an investment company. We intend to make investments and conduct our operations so that we are not required to register as an investment company. We are organized as a holding company that conducts business primarily through the operating partnership. Both the Company and the operating partnership intend to conduct operations so that each complies with the 40% test. The securities issued to the operating partnership by any wholly-owned or majority-owned subsidiaries that we may form in the future that are excepted from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities the operating partnership may own, may not have a value in excess of 40% of the value of the operating partnership's total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We will monitor the Company’s and the operating partnership’s holdings to support continuing and ongoing compliance with these tests but we may be unsuccessful and could fail to comply. We believe neither the Company nor the operating partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither the Company nor the operating partnership will engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the operating partnership's wholly-owned or majority-owned subsidiaries, the Company and the operating partnership are primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring mortgages and other interests in real estate.
The Company expects that most of our investments will be held by wholly-owned or majority-owned subsidiaries of the operating partnership and that most of these subsidiaries will rely on the exception from the definition of an investment company under Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion generally requires that at least 55% of a subsidiary's portfolio be comprised of qualifying real estate assets and at least 80% of its portfolio be comprised of qualifying real estate assets and real estate-related assets (and no more than 20% comprised of miscellaneous assets). For purposes of the exclusions provided by Sections 3(c)(5)(C), we will classify our investments based in large measure on no-action letters issued by the SEC staff and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate-related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments and the equity securities of other entities may not constitute qualifying real estate investments, and therefore, investments in these types of assets may be limited. The SEC or its staff may not concur with our classification of our assets. Future revisions to the Investment Company Act or further guidance from the SEC or its staff may cause us to lose our exclusion from the definition of investment company or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.
The Company may in the future organize special purpose subsidiaries of the operating partnership that will borrow under or participate in government sponsored incentive programs. We expect that some of these subsidiaries will rely on Section 3(c)(7) for their Investment Company Act exclusion and, therefore, the operating partnership's interest in each of these subsidiaries would constitute an “investment security” for purposes of determining whether the operating partnership passes the 40% test. Also, we may in the future organize one or more subsidiaries that seek to rely on the Investment Company Act exclusion provided to certain structured financing vehicles by Rule 3a-7. Any such subsidiary would need to be structured to comply with any guidance on the restrictions contained in Rule 3a-7 that may be issued by the SEC or its staff. In certain circumstances, compliance with Rule 3a-7 may require, among other things, that the indenture governing the subsidiary include limitations on the types of assets the subsidiary may sell or acquire out of the proceeds of assets that mature, are refinanced or otherwise sold, on the period of time during which such transactions may occur, and on the amount of transactions that may occur. In 2011, the SEC also solicited public comment on issues relating to Rule 3a-7. Accordingly, more specific or different guidance regarding Rule 3a-7 that may be published by the SEC or its staff may affect our ability to rely upon this rule. We expect that the aggregate value of the operating partnership's interests in subsidiaries that seek to rely on Rule 3a-7 will comprise less than 20% of the operating partnership's (and, therefore, the Company's) total assets on an unconsolidated basis.
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
The board of directors may change our investment policies without stockholder approval, which could alter the nature of our portfolio.
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
The estimated per share NAV may significantly change if the appraised values of our investments materially change.
The Company expects that our investments will be appraised annually for purposes of establishing our estimated per share NAV. To the extent conditions specific to the investment, or investment conditions generally have changed since the prior appraisal, the estimated appraised value of an investment may decrease significantly.

The estimated per share NAV that we published does not reflect changes in our NAV since such date and does not represent the actual value of your shares on any given day.
The Company may experience events affecting our investments that may have a material impact on our NAV. For example, if a material borrower becomes insolvent or if investment conditions deteriorate generally, the value of an investment may materially change. Our NAV per share as published will not reflect such subsequent events. As a result, the NAV per share published after the announcement of a material event may differ significantly from our actual NAV per share. The resulting potential disparity may benefit repurchasing or non-repurchasing stockholders, depending on whether NAV is overstated or understated.
Risks Related to Our Financing Strategy
The Company uses leverage in connection with our investments, which increases the risk of loss associated with our investments.
We finance the origination and acquisition of a portion of our investments with repurchase agreements, collateralized loan obligations ("CLO") and other borrowings. Although the use of leverage may enhance returns and increase the number of investments that we can make, it may also substantially increase the risk of loss. Our ability to execute this strategy depends on various conditions in the financing markets that are beyond our control, including liquidity and credit spreads. We may be unable to obtain additional financing on favorable terms or, with respect to our debt and other investments, on terms that parallel the maturities of the debt originated or other investments acquired, if we are able to obtain additional financing at all. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets, as secured revolving credit facilities and repurchase facilities may not accommodate long-term financing. This could subject us to more restrictive recourse borrowings and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution, for our operations and for future business opportunities. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off such financing or pay significant fees to extend our financing arrangements. The return on our investments and cash available for distribution may be reduced to the extent that changes in market conditions cause the cost of our financing to increase relative to the income that we can derive from the assets we originate or acquire.
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
Our operating results depend in large part on differences between the income from our assets, reduced by any credit losses and financing costs. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and the market value of our assets. Interest rate fluctuations resulting in our interest expense exceeding the income from our assets would result in operating losses for us and may limit our ability to make distributions to our stockholders. In addition, if we need to repay existing borrowings during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on those investments, which would adversely affect our profitability.
We may not be able to access financing sources on attractive terms, if at all, which could dilute our existing stockholders and adversely affect our ability to grow our business.
We will require outside capital to significantly grow our business. We have and may continue to raise equity capital through private placements to institutions and other investors. Because our common stock is not traded on a securities exchange, in order to consummate these private placements, we have and may continue to have to sell our common stock and Preferred Stock, on an as-converted basis, at prices that reflect a significant discount to our book value per share. Sales of common stock at less than our book value per share and sales of Preferred Stock that is convertible at less than our book value per share will dilute the value of common stock held by our existing shareholders. In addition, our business may be adversely affected by disruptions in the debt and equity capital markets and institutional lending market, including the lack of access to capital or prohibitively high costs of obtaining or replacing capital. If we cannot obtain sufficient debt and equity capital on acceptable terms, our business and our ability to operate could be severely impacted.

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
We use short-term borrowings, such as credit facilities and repurchase agreements to finance our investments, which require us to provide additional collateral in the event the lender determines there is a decrease in the fair value of our collateral, and these calls for collateral could significantly impact our liquidity position.
We use short-term borrowing through repurchase agreements, credit facilities and other arrangements that put our assets and financial condition at risk. We may need to use such short-term borrowings for extended periods of time to the extent we are unable to access long-term financing. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, the lender may accelerate the loan or we would be required to liquidate the collateral. In a weakening economic environment, or in an environment of widening credit spreads, we would generally expect the value of the commercial real estate debt or securities that serve as collateral for our short-term borrowings to decline, and in such a scenario, it is likely that the terms of our short-term borrowings would require us to provide additional collateral or to make partial repayment, which amounts could be substantial.
Further, such borrowings may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral, and these short-term borrowing arrangements may also be restricted to financing certain types of assets, such as first mortgage loans, which could impact our asset allocation. As a result, we may not be able to leverage our assets as fully as we would like, which could reduce our return on assets. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.
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
Our operating results may be adversely affected by a number of risks generally incident to holding real estate debt, including, without limitation:

•	natural disasters, such as hurricanes, earthquakes and floods;

•	acts of war or terrorism, including the consequences of terrorist attacks;

•	adverse changes in national and local economic and real estate conditions;

•	adverse changes in economic and market conditions related to pandemics and health crises, such as the recent outbreak of novel coronavirus (COVID-19);

•	an oversupply of (or a reduction in demand for) space in the areas where particular properties securing our loans are located and the attractiveness of particular properties to prospective tenants;

•	changes in interest rates and availability of permanent mortgage funds that my render the sale of property difficult or unattractive;

•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;

•	costs of remediation and liabilities associated with environmental conditions affecting properties; and

•	the potential for uninsured or underinsured property losses; and

•	periods of high interest rates and tight money supply.
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
Commercial real estate loans are secured by commercial real estate and are subject to risks of delinquency, foreclosure, loss and bankruptcy of the borrower, all of which are and will continue to be prevalent if the overall economic environment does not remain stable. The ability of a borrower to repay a loan secured by commercial real estate is typically dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced or is not increased, depending on the borrower’s business plan, the borrower’s ability to repay the loan may be impaired. Net operating income of a property can be affected by each of the following factors, among other things:

•	macroeconomic and local economic conditions;

•	tenant mix;

•	success of tenant businesses;

•	property management decisions;

•	property location and condition;

•	property operating costs, including insurance premiums, real estate taxes and maintenance costs;

•	competition from comparable types of properties;

•	effects on a particular industry applicable to the property, such as hotel vacancy rates;

•	changes in governmental rules, regulations and fiscal policies, including environmental legislation;

•	changes in laws that increase operating expenses or limit rents that may be charged;

•	increases in costs associated with renovation and/or construction;

•	any need to address environmental contamination at the property;

•	the occurrence of any uninsured casualty at the property;

•	changes in national, regional or local economic conditions and/or specific industry segments;

•	declines in regional or local real estate values;

•	branding, marketing and operational strategies;

•	declines in regional or local rental or occupancy rates;

•	increases in interest rates;

•	real estate tax rates and other operating expenses;

•	acts of God;

•	adverse changes in market conditions, including those related to pandemics and health crises;

•	social unrest and civil disturbances; and

•	terrorism.
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
Additionally, CMBS is subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. Additional risks may be presented by the type and use of a particular commercial property. For example, special risks are presented by hospitals, nursing homes, hospitality properties and certain other property types. Commercial property values and net operating income are subject to volatility, which may result in net operating income becoming insufficient to cover debt service on the related commercial real estate loan, particularly if the current economic environment deteriorates. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project rather than upon the liquidation value of the underlying real estate. Furthermore, the net operating income from and value of any commercial property are subject to various risks. The exercise of remedies and successful realization of liquidation proceeds relating to CMBS may be highly dependent upon the performance of the servicer or special servicer. Expenses of enforcing the underlying commercial real estate loans (including litigation expenses) and expenses of protecting the properties securing the commercial real estate loans may be substantial. Consequently, in the event of a default or loss on one or more commercial real estate loans contained in a securitization, we may not recover a portion or all of our investment.
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
We have no established investment criteria limiting the geographic or industry concentration of our investments in commercial real estate debt, commercial real estate securities and other commercial real estate-related investments. If our investments are concentrated in an area or industry that experiences adverse economic conditions, our investments may lose value and we may experience losses.
Certain commercial real estate debt, commercial real estate securities and other commercial real estate-related investments in which we invest may be secured by a single property or properties in one geographic location, or serving a particular industry such as hospitality or office space. These investments may carry the risks associated with significant geographical or industry concentration. We have not established and do not plan to establish any investment criteria to limit our exposure to these risks for future investments. As a result, properties underlying our investments may be overly concentrated in certain geographic areas or in certain industries, and we may experience losses as a result. A worsening of economic conditions in the geographic area or industry in which our investments are concentrated could have an adverse effect on our business, including reducing the demand for new financings, limiting the ability of borrowers to pay financed amounts and impairing the value of our collateral.
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
We sometimes obtain personal or corporate guarantees, which are not secured, from borrowers or their affiliates. These guarantees are often triggered only upon the occurrence of certain trigger, or “bad boy” events. In cases where guarantees are not fully or partially secured, we typically rely on financial covenants from borrowers and guarantors which are designed to require the borrower or guarantor to maintain certain levels of creditworthiness. Borrowers and guarantors may face financial difficulties and be unable to comply with their financial covenants. If the economy worsens, our borrowers could experience additional financial stress. Where we do not have recourse to specific collateral pledged to satisfy such guarantees or recourse loans, we will only have recourse as an unsecured creditor to the general assets of the borrower or guarantor, some or all of which may be pledged to satisfy other lenders. There can be no assurance that a borrower or guarantor will comply with its financial covenants or that sufficient assets will be available to pay amounts owed to us under our commercial real estate debt and related guarantees.

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
In addition, in June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard and subsequent amendments, known as the Current Expected Credit Loss (“CECL”) model, significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. CECL amends the existing credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. This measurement will take place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance and recognize provisions for loan losses earlier in the lending cycle. Moreover, we've assessed that CECL may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.
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
The securitization market is subject to a regulatory environment that may affect certain aspects of these activities.
As a result of the dislocation of the credit markets, the securitization industry has become subject to additional regulation. In particular, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, various federal agencies have promulgated a rule that generally requires issuers in securitizations to retain 5% of the risk associated with the securities. While the rule as adopted generally allows the purchase of the CMBS B-Piece by a party not affiliated with the issuer to satisfy the risk retention requirement, current CMBS B-Pieces are generally not large enough to fully satisfy the 5% requirement. Accordingly, buyers of B-Pieces such as us may be required to purchase larger B-Pieces, potentially reducing returns on such investments. Furthermore, any such B-Pieces purchased by a party (such as us) unaffiliated with the issuer generally cannot be transferred for a period of five years following the closing date of the securitization or hedged against credit risk. These restrictions would reduce our liquidity and could potentially reduce our returns on such investments.
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
As a result of both the requirement to distribute 90% of our REIT taxable income each year (and to pay tax on any income that we do not distribute), and the fact that our taxable income may well exceed our cash income due to the factors mentioned above as well as other factors, we may find it difficult or impossible to meet the distribution requirements in certain circumstances while also having adequate cash resources to execute our business plan. In particular, where we experience differences in timing between the recognition of taxable income and the actual receipt of cash, the requirement to distribute a substantial portion of our taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of shares of our common stock as part of a distribution in which stockholders may elect to receive shares of our common stock or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with the REIT requirements. These alternatives could increase our costs, reduce our equity, and/or result in stockholders being taxed on distributions of shares of stock without receiving cash sufficient to pay the resulting taxes. With respect to taxable distributions of our shares, U.S. stockholders receiving such distribution may be required to sell our shares or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. With respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to distributions, including in respect of all or a portion of such dividend that is payable in common stock. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
No public trading market currently exists for the Company's shares of common stock and the Company currently has no immediate plans to list these shares on a national securities exchange. Until our shares are listed on a national securities exchange, if ever, the Company's stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. On November 12, 2019, the board of directors, upon the recommendation of the Advisor, unanimously approved and established an estimated NAV per share of the Company’s common stock of $18.57. The estimated per share NAV is based upon the estimated value of the Company’s assets less the Company’s liabilities as of September 30, 2019. This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013, including the use of an independent third-party valuation firm to estimate the fair value of our commercial real estate debt investments and commercial mortgage backed securities. See our current report on Form 10-Q filed with the SEC on November 13, 2019 for the Company's methodology for calculating our estimated per-share NAV.
There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $18.57 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if the Company's investments were sold and the sale proceeds were distributed upon liquidation of the Company's assets. Such a distribution upon liquidation may be less than $18.57 per share for various reasons including changes in values between the September 30, 2019 valuation date and the date of any liquidation. The Company is currently offering our shares for $18.57 pursuant to the DRIP.
Holders
As of February 28, 2020, the Company had 44,385,162 shares of common stock outstanding held by a total of 16,223 stockholders.
Distributions
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its' "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to the stockholders in a year, the Company will not be subject to U.S. federal income tax to the extent of the income that we distribute. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its' income and property and U.S. federal income and excise taxes on any undistributed income.
In 2019, the Company paid monthly distributions at a rate equivalent to $1.44 per annum, per share of common stock. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distribution payments are not assured. Subject to the terms of the Preferred Stock, dividends on the Company’s Preferred Stock are generally paid on an as-converted basis with the common stock.
Distributions are generally payable by the fifth day following each month end to stockholders of record at the close of business each day during the prior month.

The below table reflects distributions paid in cash and through the DRIP to common stockholders during the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2019		2018
Distributions:
Cash distributions paid	$45,763		$34,467
Distributions reinvested	13,901		14,023
Total distributions	$59,664		$48,490
Source of distribution coverage:
Net Income (Loss)	$45,763	76.7%	$34,467	71.1%
Available cash on hand	—	—%	—	—%
Common stock issued under DRIP	13,901	23.3%	14,023	28.9%
Total sources of distributions	$59,664	100.0%	$48,490	100.0%
Net income applicable to common stock (GAAP)	$66,914		$49,181

Share-Based Compensation
Restricted Share Plan
The Company has an employee and director incentive restricted share plan (the “RSP”), which provides the Company with the ability to grant awards of restricted shares to our directors, officers, and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company or certain consultants to the Company and the Advisor and its affiliates. The total number of common shares granted under the RSP may not exceed 5.0% of our authorized common shares, and in any event, will not exceed 4.0 million shares (as such number may be adjusted for stock splits, stock dividends, combinations, and similar events).
Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the restricted shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. The fair value of the restricted shares will be expensed over the vesting period of the award.
As of December 31, 2019, the Company has granted 34,106 restricted shares to our independent directors of which 20,207 shares have vested and 5,333 shares were forfeited. The compensation expense associated with the restricted share grants was $0.2 million for the year ended December 31, 2019. Additionally, the Company recorded a distribution payable of $14,971 at December 31, 2019 in connection with these shares.
The following table provides information about our common stock that may be issued under our RSP as of December 31, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise of Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	3,985,126
Total	—	—	3,985,126

Recent Sales of Unregistered Equity Securities
Commencing in February 2018, the Company has been offering common stock and Series A Preferred Stock and commencing in October 2019, the Company has been offering Series C Preferred Stock, in private placements exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(a)(2) of the Securities Act and certain rules and regulations promulgated thereunder. Pursuant to these private placements, for the year ended December 31, 2019, the Company made the following sales to institutional and individual investors:

Class of Security	Number of Shares	Sale Price
Common Stock	4,601,904	$76.9 Million
Series A Preferred Stock	11,247	$56.2 Million (1)
Series C Preferred Stock	1,400	$7.0 Million (1)
________________________
(1)Includes accrued dividends as of settlement paid as part of purchase price.
Conversion Terms of the Preferred Stock
Immediately prior to a “Liquidity Event” (defined as (i) the listing of the Company's common stock on a national securities exchange or quotation on an electronic inter-dealer quotation system; (ii) a merger or business combination involving the Company pursuant to which outstanding shares of common stock are exchanged for securities of another company which are listed on a national securities exchange or quoted on an electronic inter-dealer quotation system; or (iii) any other transaction or series of transactions that result in all shares of common stock being transferred or exchanged for cash or securities which are listed on a national securities exchange or quoted on an electronic inter-dealer quotation system), each outstanding share of Series A Preferred Stock shall convert (the “Mandatory Conversion”) into 299.2 shares of the Company's common stock, subject to anti-dilution adjustments (the “Conversion Rate”). Series C Preferred Stock will convert into the same amount of shares of common stock on the one-year anniversary of a Liquidity Event, subject to the Company’s right to accelerate the conversion to a date no earlier than six months after the Liquidity Event, upon at least ten days prior notice to the holders of the Series C Preferred Stock. If there has not been a Liquidity Event within six years from the initial issuance of the Preferred Stock, each holder of Preferred Stock shall have the right to convert all, but not less than all, of the Preferred Stock held by such holder into the Company's common stock at the Conversion Rate. Each holder also has the option to convert its shares of Preferred Stock into common stock upon a Change in Control (as defined in the Articles Supplementary) of the Company. In addition, neither the Company nor a holder of shares of Preferred Stock may redeem shares of the Preferred Stock until six years from the initial issuance of the Preferred Stock, except in cases of a Change in Control (as defined in the respective Articles Supplementary for the Series A and Series C Preferred Stock).
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company's board of directors unanimously approved an amended and restated share repurchase program (the “SRP”), which became effective on February 28, 2016. The SRP enables stockholders to sell their shares to the Company. Subject to certain conditions, stockholders that purchased shares of the Company's common stock or received their shares from the Company (directly or indirectly) through one or more non-cash transactions and have held their shares for a period of at least one year may request that the Company repurchase their shares of common stock so long as the repurchase otherwise complies with the provisions of Maryland Law. Repurchase requests made following the death or qualifying disability of a stockholder will not be subject to any minimum holding period.
On August 10, 2017, the Company's board of directors amended the SRP to provide that the repurchase price per share for requests will be equal to the lesser of (i) the Company's most recent estimated per-share NAV, as approved by the Company's board of directors from time to time, and (ii) the Company's book value per share, computed in accordance with GAAP, multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100%, if the person seeking repurchase has held his or her shares for a period greater than four years or in the case of requests for death or qualifying disability. Investors in our private placements are not eligible to participate in the SRP for three years.
The Company’s most recent estimated per-share NAV is $18.57 and the Company’s GAAP book value per share as of December 31, 2019 was $18.60.
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
When a stockholder requests repurchase and the repurchase is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP will have the status of authorized but unissued shares.
Share repurchase activity under the SRP during the year ended December 31, 2019 was as follows:

	Number of Shares Repurchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2019	387,530	18.60	387,530	—
February 1 - February 28, 2019	—	N/A	—	—
March 1 - March 31, 2019	—	N/A	—	—
April 1 - April 30, 2019	—	N/A	—	—
May 1 - May 31, 2019	—	N/A	—	—
June 1 - June 30, 2019	—	N/A	—	—
July 1 - July 31, 2019	354,323	18.65	354,323	—
August 1 - August 31, 2019	—	N/A	—	—
September 1 - September 30, 2019	—	N/A	—	—
October 1 - October 31, 2019	—	N/A	—	—
November 1 - November 30, 2019	—	N/A	—	—
December 1 - December 31, 2019	—	N/A	—	~~—~~
Total	741,853		741,853

Item 6. Selected Financial Data.
The following selected financial data should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations". The following consolidated balance sheets as of December 31, 2019 and 2018 and consolidated statements of operations the for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 were derived from our consolidated financial statements.

	December 31,
Balance sheet data (dollars in thousands)	2019	2018
Commercial mortgage loans, held for investment, net	$2,762,042	$2,206,830
Commercial mortgage loans, held-for-sale, measured at fair value	112,562	76,863
Real estate securities, available for sale, measured at fair value	386,316	26,412
Total assets	3,540,620	2,606,078
Collateralized loan obligations	1,803,185	1,505,279
Repurchase agreements - commercial mortgage loans	252,543	149,440
Other financing and loan participation - commercial mortgage loans	—	9,902
Repurchase agreements - real estate securities	394,359	44,539
Total liabilities	2,514,705	1,727,064
Total stockholders' equity	816,805	733,228

	Year Ended December 31,
Operating data (dollars in thousands)	2019	2018	2017	2016	2015
Interest income:
Interest income	$195,299	$152,288	$89,564	$79,404	$59,393
Less: Interest expense	90,418	70,000	32,359	23,169	12,268
Net interest income	104,881	82,288	57,205	56,235	47,125
Revenue from real estate owned	3,169	—	—	—	—
Total Income	$108,050	$82,288	$57,205	$56,235	$47,125
Expenses:
Asset management and subordinated performance fee	16,226	10,299	9,273	9,504	7,615
Acquisition fees and acquisition expenses	900	452	4,197	806	7,916
Administrative services expenses (1)	16,363	13,446	6,765	4,376	644
Other expenses	18,711	13,205	9,281	7,803	5,699
Total expenses	$52,200	$37,402	$29,516	$22,489	$21,874
Other (income)/loss:
Loan loss provision/(recovery)	3,007	3,370	(715)	1,293	318
Realized (gain)/loss on sale of real estate securities	—	107	(172)	1,906	—
Realized (gain)/loss on sale of commercial mortgage loan held-for-sale	25	9	(120)	—	—
Realized (gain)/loss on sale of commercial mortgage loan, held-for-sale, measured at fair value	(37,832)	(11,288)	(4,523)	—	—
Impairment losses on real estate securities	—	—	—	310	—
Unrealized (gain)/loss on commercial mortgage loans held-for-sale	—	—	(247)	247	—
Unrealized (gain)/loss on commercial mortgage loans, held-for-sale, measured at fair value	(312)	237	—	—	—
Unrealized (gain)/loss on other real estate investments, measured at fair value	(47)	—	—	—	—
Unrealized (gain)/loss on derivatives	(1,722)	1,374	17	—	—
Realized (gain)/loss on derivatives	4,324	(1,827)	(555)	—	—
Total other (income)/loss	$(32,557)	$(8,018)	$(6,315)	$3,756	$318
Income/(loss) before taxes	88,407	52,904	34,004	29,990	24,933
Provision/(benefit) for income tax	4,483	79	225	—	—
Net income	$83,924	$52,825	$33,779	$29,990	$24,933
Less: Preferred stock dividends	(15,337)	(3,644)	—	—	—
Less: Undistributed earnings allocated to preferred stock	(1,673)	—	—	—	—
Net income applicable to common stock	$66,914	$49,181	$33,779	$29,990	$24,933

Basic net income per share	$1.60	$1.44	$1.06	$0.95	$1.03
Diluted net income per share	$1.60	$1.44	$1.06	$0.95	$1.03
Basic weighted average shares outstanding	41,859,142	34,268,707	31,772,231	31,659,274	24,253,905
Diluted weighted average shares outstanding	41,871,646	36,779,735	31,784,889	31,666,504	24,259,169
Distributions per common share	$1.44	$1.44	$1.80	$2.06	$2.06
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
Overview
We were incorporated in Maryland in November 2012 and commenced our business activities in May 2013. We have conducted our operations to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2013. The Company, through a subsidiary which is treated as a TRS, is indirectly subject to U.S. federal, state and local income taxes. We primarily originate, acquire and manage a diversified portfolio of commercial real estate debt investments secured by properties located within and outside of the United States. Commercial real estate debt investments may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. Substantially all of our business is conducted through the OP, a Delaware limited partnership. We are the sole general partner and directly or indirectly hold all of the units of limited partner interests in the OP.
The Company has no direct employees. We are managed by our Advisor pursuant to the Advisory Agreement. Our Advisor manages our affairs on a day-to-day basis. The Advisor receives compensation and fees for services related to the investment and management of our assets and our operations.
The Advisor, an SEC-registered investment adviser, is a credit-focused alternative asset management firm. The Advisor manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies including high yield, levered loans, private / opportunistic debt, liquid credit, structured credit and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass the Advisor’s robust platform. Our Advisor is a wholly-owned subsidiary of Franklin Resources, Inc., which, together with its various subsidiaries, operates as Franklin Templeton.
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans, which the Company intends to sell through its TRS into CMBS securitization transactions at a profit.
The Company also invests in commercial real estate securities. Real estate securities may include CMBS, senior unsecured debt of publicly traded REITs, debt or equity securities of other publicly traded real estate companies and CDOs.
Estimated Per Share NAV
On November 12, 2019, the board of directors, upon the recommendation of the Advisor, unanimously approved and established an estimated net asset value ("NAV") per share of the Company’s common stock of $18.57. The estimated per share NAV is based upon the estimated value of the Company’s assets less the Company’s liabilities as of September 30, 2019 (the “Valuation Date”). This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013, including the use of an independent third-party valuation firm to estimate the fair value of our commercial real estate debt investments and commercial mortgage backed securities.
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
We believe that the method used to determine the estimated per share NAV of the Company’s common stock is the methodology most commonly used by public, non-listed REITs to estimate per share NAV. The estimated per share NAV does not represent the per share amount a third party would pay to acquire us, or the price at which our common stock would trade in the event we were listed on a national securities exchange. For example, the estimated per share NAV of the Company’s common stock does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange and other costs that may be incurred in connection with a liquidity event. Our estimated per share NAV does not reflect the conversion of any Series A or Series C Preferred Stock.
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
Real Estate Securities
On the acquisition date, all of our commercial real estate securities will be classified as available for sale and will be carried at fair value, with any unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. However, we may elect to transfer these assets to trading securities, and as a result, any unrealized gains or losses on such real estate securities will be recorded as unrealized gains or losses on investments in our consolidated statements of operations. Related discounts, premiums, and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the consolidated statements of operations.
Impairment Analysis of Real Estate Securities
Commercial real estate securities for which the fair value option has not been elected will be periodically evaluated for other-than-temporary impairment. If the fair value of a security is less than its amortized cost, the security is considered impaired. Impairment of a security will be considered to be other-than-temporary when (i) the Advisor has the intent to sell the impaired security; (ii) it is more likely than not we will be required to sell the security; or (iii) the Advisor does not expect to recover the entire amortized cost of the security. If the Advisor determines that an other-than-temporary impairment exists and a sale is likely, the impairment charge will be recognized as an impairment of assets on our consolidated statements of operations. If a sale is not expected, the portion of the impairment charge related to credit factors will be recorded as an impairment of assets on our consolidated statements of operations with the remainder recorded as an unrealized gain or loss on investments reported as a component of accumulated other comprehensive income or loss.
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
Per Share Data
The Company’s series of preferred stock are considered to be participating securities. As such, the Company is required to include the Preferred Stock in the calculation of basic earnings per share and calculate basic earnings per share using the two-class method. The Company’s dilutive earnings per share calculation is computed using the more dilutive result of the treasury stock method, assuming the participating security is a potential common share, or the two-class method, assuming the participating security is not converted. Diluted earnings per share reflects the potential dilution that could occur from shares outstanding if potential shares of common stock with a dilutive effect have been issued in connection with the restricted stock plan or upon conversion of the outstanding shares of the Company’s Preferred Stock, except when doing so would be anti-dilutive.
Results of Operations
Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018
The Company conducts its business through the following segments:

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

•	The real estate owned business represents real estate acquired by the Company through foreclosure, deed in lieu of foreclosure, or purchase.
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,
	2019			2018
	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)
Interest-earning assets:
Real estate debt	$2,482,946	181,434	7.3%	$1,877,159	$144,967	7.7%
Real estate conduit	132,042	7,716	5.8%	106,703	6,604	6.2%
Real estate securities	153,484	6,149	4.0%	15,166	717	4.7%
Total	$2,768,472	$195,299	7.1%	$1,999,028	$152,288	7.6%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$259,945	$16,816	6.5%	$285,257	$17,023	6.0%
Other financing and loan participation - commercial mortgage loans	2,686	225	8.4%	9,446	1,244	13.2%
Repurchase agreements - real estate securities	161,460	5,117	3.2%	21,986	770	3.5%
Collateralized loan obligations	1,641,740	67,927	4.1%	1,124,424	50,679	4.5%
Derivative instruments, at fair value	—	334	N/A	—	284	N/A
Total	$2,065,831	$90,419	4.4%	$1,441,113	$70,000	4.9%
Net interest income/spread		$104,880	2.7%		$82,288	2.7%
Average leverage %(4)	74.6%			72.1%
Weighted average levered yield(5)			14.9%			14.7%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the years ended December 31, 2019 and 2018, respectively.
(2) Includes the effect of amortization of premium or accretion of discount and deferred fees.
(3) Calculated as interest income or expense divided by average carrying value.
(4) Calculated by dividing total average interest-bearing liabilities by total average interest-earning assets.
(5) Calculated by dividing net interest income/spread by the net average interest-earning assets and average interest-bearing liabilities.
Interest income
Interest income for the years ended December 31, 2019 and December 31, 2018 totaled $195.3 million and $152.3 million, respectively. As of December 31, 2019, our portfolio consisted of 122 commercial mortgage loans, seven commercial mortgage loans, held-for-sale, measured at fair value and 21 investments in CMBS. The main driver in the increase in interest income was an increase of $769.4 million in the average carrying value of our interest-earning assets.
Interest expense
Interest expense for the year ended December 31, 2019 increased to $90.4 million compared to interest expense for the year ended December 31, 2018 of $70.0 million. The increase in interest expense was due to an increase of $624.7 million in the average carrying value of our interest-bearing liabilities.
Realized Gain/Loss on Commercial Mortgage Loans Held-for-Sale
Realized gain on commercial mortgage loans held-for-sale, measured at fair value at the TRS for the year ended December 31, 2019 was $37.8 million compared to $11.3 million for the year ended December 31, 2018. The $26.5 million increase in realized gain was due to total proceeds of $1,013.1 million from the sale of fixed-rate commercial real estate loans into the CMBS securitization market during the year ended December 31, 2019 versus transactions of total proceeds of $567.4 million for the year ended December 31, 2018.
Expenses from operations
Expenses from operations for the years ended December 31, 2019 and December 31, 2018 were made up of the following (dollars in thousands):

	Year Ended December 31,
	2019	2018
Asset management and subordinated performance fee	$16,226	$10,299
Administrative services expenses	16,363	13,446
Acquisition fees and acquisition expenses	900	452
Professional fees	11,631	8,318
Other expenses	3,771	4,887
Real estate owned operating expense	2,802	—
Depreciation and amortization	507	—
Total expenses from operations	$52,200	$37,402
The increase in our expenses from operations was primarily related to asset management and subordinated performance fees, administrative services expenses and professional fees.
The increase in asset management and subordinated performance fee was primarily driven by the larger stockholders’ equity and preferred stock for the year ended December 31, 2019, compared to the year ended December 31, 2018. In addition to a higher equity base, we accrued approximately $2.0 million of subordinated performance fee during the year ended December 31, 2019 compared to $0.0 million during the year ended December 31, 2018. The increase in administrative services expenses and professional fees was primarily driven by the increase in outstanding equity during 2019 and a larger portfolio. In addition, the increase in real estate owned operating expense was driven by the two new real estate owned assets on our balance sheet for the year ended December 31, 2019, compared to none for the year ended December 31, 2018.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt and real estate securities segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2018 and December 31, 2017 (dollars in thousands):

	Year Ended December 31,
	2018			2017
	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)
Interest-earning assets:
Real estate debt	$1,877,159	$144,967	7.7%	$1,208,603	$87,014	7.2%
Real estate conduit	106,703	6,604	6.2%	23,221	1,199	5.2%
Real estate securities	15,166	717	4.7%	19,016	1,351	7.1%
Total	1,999,028	152,288	7.6%	1,250,840	89,564	7.2%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$285,257	$17,023	6.0%	$300,199	$14,142	4.7%
Other financing and loan participation - commercial mortgage loans	9,446	1,244	13.2%	20,086	1,213	N/A
Repurchase agreements - real estate securities	21,986	770	3.5%	50,379	1,499	3.0%
Collateralized loan obligations	1,124,424	50,679	4.5%	406,262	15,385	3.8%
Derivative instruments, at fair value	—	284	N/A	—	120	N/A
Total	$1,441,113	$70,000	4.9%	$776,926	$32,359	4.2%
Net interest income/spread		$82,288	2.7%		$57,205	3.0%
Average leverage %(5)	72.1%			62.1%
Weighted average levered yield(6)			14.7%			12.1%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. All amounts are calculated based on quarterly averages for years ended December 31, 2018 and 2017.
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
Interest income
Interest income for the years ended December 31, 2018 and 2017 totaled $152.3 million and $89.6 million, respectively. As of December 31, 2018, our portfolio consisted of 100 commercial mortgage loans, 7 commercial mortgage loans, held-for-sale, measured at fair value and two investments in CMBS. The main drivers in the increase in interest income were the increase in the 1 Month LIBOR, the benchmark for our loans and an increase of $748.2 million in the average carrying value of our interest-earning assets. The increase in interest income was due to the formation of the TRS in September 2017.
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
Realized Gain/Loss on Commercial Mortgage Loans Held-for-Sale
Realized loss on commercial mortgage loans held-for-sale for the year ended December 31, 2018 was $9.0 thousand on sale of 5 commercial mortgage loans held-for-sale for proceeds of $20.6 million compared to $120.0 thousand realized gain for the year ended December 31, 2017 on sale of 15 commercial mortgage loans held-for-sale for total proceeds of $121.7 million.

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
The increase in our expenses from operations was primarily related to asset management and subordinated performance fees, administrative services expenses and professional fees. During the years ended December 31, 2018 and 2017, we incurred asset management and subordinated performance fees of $10.3 million and $9.3 million, respectively. The entire $10.3 million in the asset management and subordinated performance fee line is composed of asset management fees, as there was no subordinated performance fee for 2018 due to applicable conditions not having been satisfied. The increase in asset management fees was due to additional equity raised during the year ended December 31, 2018. For the year ended December 31, 2018, we incurred approximately $13.4 million of administrative service expenses related to general and administrative expense reimbursement, of which the full amount was attributable to our Advisor; compared to $6.8 million of administrative services expense for the year ended December 31, 2017, an increase of approximately $6.6 million. Additionally, during the year ended December 31, 2018 and December 31, 2017, we incurred $8.3 million and $5.4 million of professional fees, respectively, an increase of approximately $2.9 million. The increases in administrative services expenses and professional fee are due to increases in overall Company growth, origination activities and the addition of the Conduit business.
Portfolio
As of December 31, 2019 and 2018, our portfolio consisted of 122 and 100 commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, respectively. The commercial mortgage loans held for investment as of December 31, 2019 and December 31, 2018 had a total carrying value, net of allowance for loan losses, of $2,762.0 million and $2,206.8 million, respectively. As of December 31, 2019 and 2018 the Company's total commercial mortgage loans, held for sale, measured at fair value comprised of 7 loans with total fair value of $112.6 million and 7 loans with total fair value of $76.9 million, respectively. As of December 31, 2019, the Company had 21 CMBS investments with total fair value of $386.3 million. We had $26.4 million CMBS investments as of December 31, 2018. For our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, we currently estimate loss rates based on historical realized losses experienced in the industry and take into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for loan losses. The allowance for loan loss as of December 31, 2019 and 2018 is $0.9 million and $4.8 million, respectively. As of December 31, 2019, the Company had one loan with an unpaid principal balance of $57.1 million that had interest past due for greater than 90 days. As of December 31, 2018, the Company had one loan with an unpaid principal balance of $14.3 million that had interest past due for greater than 90 days.
As of December 31, 2019 and 2018, our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, had a weighted average coupon of 5.6% and 6.7%, and a weighted average remaining life of 1.8 years and 1.5 years, respectively. As of December 31, 2019 and 2018, our CMBS investments had a weighted average coupon of 3.7% and 5.0%, and a weighted average remaining life of 15.8 years and 4.9 years, respectively.

The following charts summarize our commercial mortgage loans, held for investment, by the collateral type, geographical region and coupon rate type as of December 31, 2019 and 2018:

An investments region classification is defined according to the below map based on the location of investments secured property.

The following charts show the par value by contractual maturity year for the investments in our portfolio as of December 31, 2019 and 2018:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of December 31, 2019 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 1	Retail	$9,450	1 month LIBOR + 4.50%	6.26%	69.2%
Senior Debt 2	Office	10,699	1 month LIBOR + 4.65%	6.41%	70.8%
Senior Debt 3	Industrial	33,655	1 month LIBOR + 4.00%	5.76%	65.0%
Senior Debt 4	Mixed Use	12,952	1 month LIBOR + 5.00%	6.76%	73.3%
Senior Debt 5	Office	14,080	1 month LIBOR + 4.45%	6.21%	64.2%
Senior Debt 6	Office	10,533	1 month LIBOR + 6.00%	7.76%	74.0%
Senior Debt 7	Multifamily	38,248	1 month LIBOR + 3.35%	5.11%	76.0%
Senior Debt 8	Office	27,662	1 month LIBOR + 4.15%	5.91%	69.5%
Senior Debt 9	Multifamily	34,875	1 month LIBOR + 3.75%	5.51%	71.2%
Senior Debt 10	Hospitality	10,599	1 month LIBOR + 5.00%	6.76%	61.6%
Senior Debt 11	Hospitality	5,930	1 month LIBOR + 3.50%	5.26%	77.0%
Senior Debt 12	Multifamily	18,985	1 month LIBOR + 3.62%	5.38%	69.5%
Senior Debt 13	Hospitality	57,075	1 month LIBOR + 5.19%	6.95%	51.8%
Senior Debt 14	Multifamily	58,590	1 month LIBOR + 4.50%	6.26%	22.4%
Senior Debt 15	Hospitality	10,250	1 month LIBOR + 5.25%	7.01%	60.7%
Senior Debt 16	Hospitality	23,000	1 month LIBOR + 4.41%	6.17%	48.1%
Senior Debt 17	Multifamily	19,280	1 month LIBOR + 3.60%	5.36%	80.5%
Senior Debt 18	Multifamily	12,155	1 month LIBOR + 3.30%	5.06%	70.9%
Senior Debt 19	Office	24,426	1 month LIBOR + 4.65%	6.41%	56.4%
Senior Debt 20	Hospitality	21,000	1 month LIBOR + 4.00%	5.76%	54.8%
Senior Debt 21	Office	20,340	1 month LIBOR + 3.70%	5.46%	58.9%
Senior Debt 22	Multifamily	20,741	1 month LIBOR + 4.25%	6.01%	75.0%
Senior Debt 23	Multifamily	42,000	1 month LIBOR + 3.70%	5.46%	63.7%
Senior Debt 24	Hospitality	19,975	1 month LIBOR + 4.95%	6.71%	52.6%
Senior Debt 25	Hospitality	27,541	1 month LIBOR + 4.00%	5.76%	68.0%
Senior Debt 26	Hospitality	21,495	1 month LIBOR + 4.40%	6.16%	72.7%
Senior Debt 27	Multifamily	33,663	1 month LIBOR + 3.00%	4.76%	83.6%
Senior Debt 28	Self Storage	4,120	1 month LIBOR + 4.05%	5.81%	45.5%
Senior Debt 29	Self Storage	6,496	1 month LIBOR + 4.05%	5.81%	55.8%
Senior Debt 30	Self Storage	7,606	1 month LIBOR + 5.05%	6.81%	57.6%
Senior Debt 31	Multifamily	90,499	1 month LIBOR + 3.50%	5.26%	71.8%
Senior Debt 32	Self Storage	2,400	1 month LIBOR + 4.05%	5.81%	37.6%
Senior Debt 33	Self Storage	6,310	1 month LIBOR + 5.05%	6.81%	59.1%
Senior Debt 34	Multifamily	22,775	1 month LIBOR + 3.15%	4.91%	79.7%
Senior Debt 35	Multifamily	11,590	1 month LIBOR + 3.75%	5.51%	85.9%
Senior Debt 36	Multifamily	66,000	1 month LIBOR + 3.75%	5.51%	76.8%
Senior Debt 37	Multifamily	17,250	1 month LIBOR + 3.95%	5.71%	70.0%
Senior Debt 38	Hospitality	22,355	1 month LIBOR + 4.00%	5.76%	68.8%
Senior Debt 39	Hospitality	34,000	1 month LIBOR + 4.50%	6.26%	36.2%
Senior Debt 40	Mixed Use	45,856	1 month LIBOR + 4.87%	6.63%	49.0%
Senior Debt 41	Multifamily	12,007	1 month LIBOR + 3.50%	5.26%	74.6%
Senior Debt 42	Multifamily	18,000	1 month LIBOR + 3.30%	5.06%	83.1%
Senior Debt 43	Office	20,900	1 month LIBOR + 3.75%	5.51%	70.0%
Senior Debt 44	Office	50,000	1 month LIBOR + 4.23%	6.00%	59.6%
Senior Debt 45	Self Storage	6,600	1 month LIBOR + 6.00%	7.76%	58.9%
Senior Debt 46	Multifamily	7,250	1 month LIBOR + 4.00%	5.76%	75.6%
Senior Debt 47	Multifamily	115,069	1 month LIBOR + 3.10%	4.86%	79.1%
Senior Debt 48	Office	13,298	1 month LIBOR + 3.40%	5.16%	67.5%
Senior Debt 49	Retail	29,500	6.25%	6.25%	68.5%
Senior Debt 50	Multifamily	25,500	1 month LIBOR + 3.50%	5.26%	73.3%
Senior Debt 51	Self Storage	12,125	1 month LIBOR + 5.50%	7.26%	68.1%
Senior Debt 52	Office	37,550	1 month LIBOR + 3.74%	5.50%	62.4%
Senior Debt 53	Multifamily	15,045	1 month LIBOR + 3.15%	4.91%	80.3%
Senior Debt 54	Multifamily	21,276	1 month LIBOR + 3.40%	5.16%	80.5%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 55	Multifamily	29,900	1 month LIBOR + 3.35%	5.11%	73.0%
Senior Debt 56	Multifamily	38,928	1 month LIBOR + 3.10%	4.86%	75.5%
Senior Debt 57	Self Storage	17,400	1 month LIBOR + 4.00%	5.76%	69.5%
Senior Debt 58	Multifamily	10,020	1 month LIBOR + 3.45%	5.21%	76.8%
Senior Debt 59	Multifamily	73,620	1 month LIBOR + 3.45%	5.21%	76.3%
Senior Debt 60	Land	16,400	1 month LIBOR + 6.00%	7.76%	45.7%
Senior Debt 61	Hospitality	8,628	1 month LIBOR + 4.80%	6.56%	62.5%
Senior Debt 62	Retail	14,500	1 month LIBOR + 4.75%	6.51%	53.5%
Senior Debt 63	Industrial	11,358	1 month LIBOR + 3.95%	5.71%	66.4%
Senior Debt 64	Multifamily	87,700	1 month LIBOR + 2.99%	4.75%	46.0%
Senior Debt 65	Multifamily	48,500	1 month LIBOR + 3.75%	5.51%	69.5%
Senior Debt 66	Multifamily	31,906	1 month LIBOR + 3.25%	5.01%	73.8%
Senior Debt 67	Multifamily	52,031	1 month LIBOR + 5.20%	6.96%	70.7%
Senior Debt 68	Office	7,200	1 month LIBOR + 3.90%	5.66%	67.6%
Senior Debt 69	Hospitality	10,000	1 month LIBOR + 4.95%	6.71%	69.0%
Senior Debt 70	Manufactured Housing	8,356	1 month LIBOR + 3.90%	5.66%	60.3%
Senior Debt 71	Self Storage	4,710	1 month LIBOR + 5.00%	6.76%	66.7%
Senior Debt 72	Hospitality	7,620	1 month LIBOR + 3.44%	5.21%	44.8%
Senior Debt 73	Retail	14,250	1 month LIBOR + 3.95%	5.71%	61.2%
Senior Debt 74	Hospitality	21,000	1 month LIBOR + 4.14%	5.91%	56.0%
Senior Debt 75	Office	21,850	1 month LIBOR + 4.25%	6.01%	62.3%
Senior Debt 76	Multifamily	23,750	1 month LIBOR + 3.10%	4.86%	73.1%
Senior Debt 77	Multifamily	36,250	1 month LIBOR + 3.10%	4.86%	73.4%
Senior Debt 78	Retail	13,400	1 month LIBOR + 4.00%	5.76%	84.0%
Senior Debt 79	Office	41,293	1 month LIBOR + 3.50%	5.26%	71.0%
Senior Debt 80	Retail	8,500	1 month LIBOR + 5.00%	6.76%	51.6%
Senior Debt 81	Hospitality	8,180	1 month LIBOR + 4.50%	6.26%	68.7%
Senior Debt 82	Multifamily	18,100	1 month LIBOR + 3.40%	5.16%	76.4%
Senior Debt 83	Multifamily	28,250	1 month LIBOR + 3.40%	5.16%	77.2%
Senior Debt 84	Hospitality	19,900	1 month LIBOR + 3.48%	5.24%	61.8%
Senior Debt 85	Multifamily	18,553	1 month LIBOR + 3.10%	4.86%	67.4%
Senior Debt 86	Office	25,900	1 month LIBOR + 3.77%	5.54%	68.2%
Senior Debt 87	Hospitality	16,527	1 month LIBOR + 3.75%	5.51%	62.6%
Senior Debt 88	Hospitality	15,500	1 month LIBOR + 4.00%	5.76%	56.4%
Senior Debt 89	Hospitality	5,250	1 month LIBOR + 4.25%	6.01%	47.7%
Senior Debt 90	Hospitality	11,977	1 month LIBOR + 4.45%	6.21%	62.9%
Senior Debt 91	Multifamily	20,900	1 month LIBOR + 3.50%	5.26%	77.6%
Senior Debt 92	Hospitality	9,000	1 month LIBOR + 4.50%	6.26%	64.0%
Senior Debt 93	Multifamily	42,900	1 month LIBOR + 2.80%	4.56%	44.1%
Senior Debt 94	Retail	9,400	1 month LIBOR + 4.20%	5.96%	77.1%
Senior Debt 95	Manufactured Housing	12,200	1 month LIBOR + 3.65%	5.41%	48.4%
Senior Debt 96	Manufactured Housing	24,100	1 month LIBOR + 3.65%	5.41%	53.8%
Senior Debt 97	Multifamily	4,452	5.53%	5.53%	66.0%
Senior Debt 98	Multifamily	23,115	1 month LIBOR + 2.65%	4.41%	75.8%
Senior Debt 99	Office	29,750	1 month LIBOR + 3.35%	5.11%	54.3%
Senior Debt 100	Hospitality	34,914	1 month LIBOR + 3.99%	5.76%	31.0%
Senior Debt 101	Multifamily	11,490	1 month LIBOR + 2.65%	4.41%	71.6%
Senior Debt 102	Multifamily	34,733	1 month LIBOR + 2.75%	4.51%	79.3%
Senior Debt 103	Industrial	51,500	1 month LIBOR + 3.75%	5.51%	59.7%
Senior Debt 104	Office	21,825	1 month LIBOR + 3.50%	5.26%	70.9%
Senior Debt 105	Hospitality	7,100	1 month LIBOR + 4.00%	5.76%	70.3%
Senior Debt 106	Industrial	22,230	1 month LIBOR + 3.55%	5.31%	69.7%
Senior Debt 107	Multifamily	19,575	1 month LIBOR + 2.75%	4.51%	71.7%
Senior Debt 108	Multifamily	16,100	1 month LIBOR + 3.75%	5.51%	64.9%
Senior Debt 109	Multifamily	26,000	1 month LIBOR + 3.15%	4.91%	71.6%
Senior Debt 110	Retail	9,120	1 month LIBOR + 5.25%	7.01%	71.8%
Senior Debt 111	Multifamily	25,320	1 month LIBOR + 2.70%	4.46%	76.0%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 112	Multifamily	7,150	1 month LIBOR + 4.75%	6.51%	75.3%
Senior Debt 113	Multifamily	25,000	1 month LIBOR + 3.00%	4.76%	75.5%
Senior Debt 114	Multifamily	8,550	1 month LIBOR + 2.80%	4.56%	69.2%
Senior Debt 115	Office	27,500	1 month LIBOR + 5.50%	7.26%	64.9%
Senior Debt 116	Hospitality	17,746	5.75%	5.75%	52.9%
Mezzanine Loan 1	Multifamily	3,480	9.50%	9.50%	84.3%
Mezzanine Loan 2	Office	9,966	10.00%	10.00%	78.7%
Mezzanine Loan 3	Multifamily	22,800	1 month LIBOR + 8.01%	9.77%	57.9%
Mezzanine Loan 4	Retail	3,500	10.00%	10.00%	59.7%
Mezzanine Loan 5	Multifamily	1,100	11.01%	11.01%	68.4%
Mezzanine Loan 6	Multifamily	1,000	11.00%	11.00%	68.9%
		$2,771,299		5.60%	65.5%
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
The following table shows selected data from our commercial mortgage loans, held-for-sale, measured at fair value as of December 31, 2019 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate	Effective Yield	Loan to Value (1)
TRS Senior Debt 1	Industrial	$23,625	4.70%	4.70%	74.1%
TRS Senior Debt 2	Retail	2,613	4.02%	4.02%	48.1%
TRS Senior Debt 3	Multifamily	43,250	4.07%	4.07%	61.7%
TRS Senior Debt 4	Multifamily	2,000	4.57%	4.57%	61.5%
TRS Senior Debt 5	Multifamily	3,000	4.77%	4.77%	66.7%
TRS Senior Debt 6	Multifamily	30,000	3.50%	3.50%	52.8%
TRS Senior Debt 7	Hospitality	8,000	4.80%	4.80%	69.6%
		$112,488		4.1%	62.3%
________________________
(1) Loan to value percentage is from metrics at origination.
Liquidity and Capital Resources
Our principal demands for cash will be funding our loan investments, continuing debt service obligations, distributions to our stockholders and the payment of our operating and administrative expenses.
The Company expects to use additional debt and equity financing as a source of capital. The board of directors currently intends to operate at a leverage level of between one to three times book value of equity. However, our board of directors may change this target without shareholder approval. In addition, in 2019 the Company raised $140.2 million of common and preferred equity through private placements to institutional and individual investors, and we expect to continue to raise capital in private placements in 2020. The Company anticipates that our debt and equity financing sources and our anticipated cash generated from operations will be adequate to fund our anticipated uses of capital.
In addition to our current mix of financing sources, the Company may also access additional forms of financings, including credit facilities, securitizations, public and private, secured and unsecured debt issuances by us or our subsidiaries, or through capital recycling initiatives whereby we sell certain assets in our portfolio and reinvest the proceeds in assets with more attractive risk-adjusted returns.
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

As of December 31, 2019 and December 31, 2018 the notes issued by BSPRT 2017-FL2 Issuer, a wholly owned indirect subsidiary of the Company, are collateralized by interests in a pool of 5 and 12 mortgage assets having a total principal balance of $100.8 million and $244.6 million, respectively (the “2017-FL2 Mortgage Assets”). The sale of the 2017-FL2 Mortgage Assets to BSPRT 2017-FL2 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of November 29, 2017, between the Company and BSPRT 2017-FL2 Issuer.
As of December 31, 2019 and December 31, 2018 the notes issued by BSPRT 2018-FL3 Issuer, Ltd. and BSPRT 2018-FL3 Co-Issuer, LLC, wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 41 and 41 mortgage assets having a principal balance of $523.2 million and $609.3 million, respectively (the "2018-FL3 Mortgage Assets"). The sale of the 2018-FL3 Mortgage Assets to BSPRT 2018-FL3 Issuer, Ltd. is governed by a Mortgage Asset Purchase Agreement dated as of April 5, 2018, between the Company and BSPRT 2018-FL3 Issuer, Ltd.
As of December 31, 2019 and December 31, 2018 the notes issued by BSPRT 2018-FL4 Issuer, Ltd. and BSPRT 2018-FL4 Co-Issuer, LLC, wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 49 and 41 mortgage assets having a principal balance of $867.9 million and $859.3 million, respectively (the "2018-FL4 Mortgage Assets"). The sale of the 2018-FL4 Mortgage Assets to BSPRT 2018-FL4 Issuer, Ltd. is governed by a Mortgage Asset Purchase Agreement dated as of October 12, 2018, between the Company and BSPRT 2018-FL4, Ltd. Issuer.
On May 30, 2019, BSPRT 2019-FL5 Issuer, Ltd. and BSPRT 2019-FL5 Co-Issuer, LLC, wholly owned indirect subsidiaries of the Company, collateralized by interests in a pool of 49 mortgage assets having a principal balance of $810.0 million (the "2019-FL5 Mortgage Assets") entered into an indenture with the OP, as advancing agent, U.S. Bank National Association as note administrator and U.S. Bank National Association as trustee, which governs the issuance of approximately $714.8 million principal balance secured floating rate notes (the “2019 FL5 Notes”), of which $639.9 million were purchased by third party investors and $74.9 million purchased by a wholly owned subsidiary of the OP. In addition, concurrently with the issuance of the 2019 FL5 Notes, BSPRT 2019-FL5 Issuer, Ltd. also issued 95,177 Preferred Shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share, which were not offered as part of closing the indenture. For U.S. federal income tax purposes, the Issuer and Co-Issuer are disregarded entities.
As of December 31, 2019, the notes issued by BSPRT 2019-FL5 Issuer, Ltd. and BSPRT 2019-FL5 Co-Issuer, LLC, are collateralized by interests in a pool of 48 mortgage assets having a principal balance of $809.4 million. The sale of the 2019-FL5 Mortgage Assets to BSPRT 2019-FL5 Issuer, Ltd. is governed by a Mortgage Asset Purchase Agreement dated as of May 30, 2019, between the Company and BSPRT 2019-FL5 Issuer, Ltd.
Repurchase Agreements, Commercial Mortgage Loans
As of December 31, 2019, the Company has entered into various repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), U.S Bank National Association (the "USB Repo Facility"), Barclays Bank PLC (the "Barclays Revolver Facility" and the "Barclays Repo Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, USB Repo Facility, WF Repo Facility, Barclays Revolver Facility, and Barclays Repo Facility, the "Repo Facilities").
The Repo Facilities are financing sources through which the Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 65% to 80% of the principal amount of the mortgage loan being pledged.
The Company expects to use the advances from these Repo Facilities to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participation interests therein.
The Repo Facilities generally provide that in the event of a decrease in the value of our collateral, the lenders can demand additional collateral. Should the value of our collateral decrease as a result of deteriorating credit quality, resulting margin calls may cause an adverse change in our liquidity position.

The details of our Repo Facilities at December 31, 2019 and December 31, 2018 are as follows (dollars in thousands):

As of December 31, 2019
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Initial Term Maturity
JPM Repo Facility (2)	$300,000	$107,526	$6,862	4.51%	1/30/2021
USB Repo Facility (3)	100,000	—	622	N/A	6/15/2020
CS Repo Facility (4)	300,000	87,375	5,563	4.84%	3/27/2020
WF Repo Facility (5)	175,000	24,942	1,333	3.65%	11/21/2020
Barclays Revolver Facility (6)	100,000	—	976	N/A	9/20/2021
Barclays Repo Facility (7)	300,000	32,700	1,260	3.80%	3/15/2022
Total	$1,275,000	$252,543	$16,616
__________________________
(1) For the year ended December 31, 2019. Includes amortization of deferred financing costs.
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
(7) Includes two one-year extensions at the Company's option.

As of December 31, 2018
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Initial Term Maturity
JPM Repo Facility (2)	$520,000	$72,906	$7,838	4.55%	1/30/2020
GS Repo Facility (3)	—	—	470	N/A	12/27/2018
USB Repo Facility (4)	100,000	—	594	4.71%	6/15/2020
CS Repo Facility (5)	300,000	76,534	6,594	4.69%	6/19/2019
WF Repo Facility (6)	175,000	—	86	4.71%	11/21/2020
Barclays Facility (7)	100,000	—	1,445	6.24%	9/19/2019
Total	$1,195,000	$149,440	$17,027
_______________________
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
Other financing and loan participation - Commercial Mortgage Loans
On December 11, 2018, the Company transferred $10.0 million of its interest in a term loan to City National Bank ("City National Financing") via a participation agreement. As of December 31, 2019, the City National Financing accrued interest at an annual rate of 4.6% The Company incurred $0.2 million of interest expense on the City National Financing for the year ended December 31, 2019. On April 10, 2019, the Company terminated the participation agreement with City National Bank and paid off the $10.0 million under the participation agreement.

Mortgage Note Payable
On October 15, 2019, the Company obtained a commercial mortgage loan for $29.2 million related to the real estate owned portfolio. As of December 31, 2019 the loan accrued interest at an annual rate of 3.85%. The Company incurred $0.2 million of interest expense for the year ended December 31, 2019.
Repurchase Agreements - Real Estate Securities
The Company has entered into various Master Repurchase Agreements (the "MRAs") that allow the Company to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30-90 days and terms are adjusted for current market rates as necessary. As of December 31, 2019 and December 31, 2018 we were party to six MRAs, of which two were used for each respective periods presented, described below (dollars in thousands):

As of December 31, 2019				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (1)	Interest Rate	Days to Maturity
JP Morgan Securities LLC	$83,353	$124	$93,500	2.53%	20
Wells Fargo Securities, LLC	178,304	1,199	209,873	2.94%	11
Barclays Capital Inc.	40,720	221	47,475	2.81%	23
Citigroup Global Markets, Inc.	91,982	413	103,453	2.69%	19
Total/Weighted Average	$394,359	$1,957	$454,301	2.79%	16

As of December 31,2018				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (1)	Interest Rate	Days to Maturity
JP Morgan Securities LLC	$21,961	$27	$26,750	3.67%	18
Wells Fargo Securities, LLC	22,578	47	28,223	3.93%	11
Total/Weighted Average	$44,539	$74	$54,973	3.8%	15
_______________________
1 Includes $68.5 million and $28.2 million of CLO notes, held by the Company, which is eliminated within the Real estate securities, at fair value line of the consolidated balance sheets as of as of December 31, 2019 and December 31, 2018, respectively.
The following tables summarize our Repurchase Agreements, Commercial Mortgage Loans and our MRAs for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 respectively:

	As of December 31, 2019
	Amount Outstanding				Average Outstanding Balance
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Repurchase Agreements, Commercial Mortgage Loans	$370,889	$132,870	$111,937	$252,543	$357,850	$337,970	$132,126	$214,812
Repurchase Agreements, Real Estate Securities	$22,078	$85,022	$244,308	$394,359	$52,711	$84,179	$181,198	$324,545
	As of December 31, 2018
	Amount Outstanding				Average Outstanding Balance
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Repurchase Agreements, Commercial Mortgage Loans	$501,310	$304,975	$565,329	$149,440	$313,509	$222,339	$456,636	$183,689
Repurchase Agreements, Real Estate Securities	$—	$10,600	$22,272	$44,539	$19,542	$3,029	$23,056	$42,079
	As of December 31, 2017
	Amount Outstanding				Average Outstanding Balance
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Repurchase Agreements, Commercial Mortgage Loans	$340,948	$177,495	$319,386	$65,690	$280,468	$387,988	$237,017	$295,849
Repurchase Agreements, Real Estate Securities	$52,174	$49,071	$39,035	$39,035	$63,611	$66,996	$47,477	$39,035

The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
In 2019, the maximum average outstanding balance was $612.0 million, at the end of November 30, 2019, of which $266.6 million was related to repurchase agreements on our commercial mortgage loans and $345.4 million for repurchase agreements on our real estate securities.
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
Private Placements
Commencing in February 2018, the Company has been offering common stock and Series A Preferred Stock and commencing in October 2019, the Company has been offering Series C Preferred Stock, in private placements exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) of the Securities Act and certain rules and regulations promulgated thereunder.
The following table summarizes the sales of common stock in these offerings (dollars in thousands, except share amounts):

	Total
	Shares Issued	Proceeds
Balance, December 31, 2018	7,534,358	$124,335
January 2019	139,138	2,325
February 2019	655,296	10,950
March 2019	367,145	6,135
April 2019	557,309	9,314
May 2019	662,492	11,070
June 2019	48,033	803
July 2019	1,225,426	20,461
August 2019	80,790	1,350
September 2019	160,213	2,675
October 2019	201,975	3,375
November 2019	289,048	4,830
December 2019	215,039	3,602
Balance, December 31, 2019	12,136,262	$201,225
As of December 31, 2019, the Company had $10.7 million outstanding of binding purchase commitments for common stock.

The following table summarizes the sales of Series A Preferred Stock in these offerings (dollars in thousands, except share amounts):

	Total
	Shares Issued	Proceeds
Balance, December 31, 2018	29,249	$146,245
January 2019	—	—
February 2019	2,996	14,979
March 2019	—	—
April 2019	—	—
May 2019	—	—
June 2019	—	—
July 2019	6,253	31,325
August 2019	—	—
September 2019	—	—
October 2019	—	—
November 2019	—	—
December 2019	1,998	10,000
Balance, December 31, 2019	40,496	$202,549
The following table summarizes the sales of Series C Preferred Stock in these offerings (dollars in thousands, except share amounts):

Total
	Shares Issued	Proceeds
Balance, December 31, 2018	—	$—
January 2019	—	—
February 2019	—	—
March 2019	—	—
April 2019	—	—
May 2019	—	—
June 2019	—	—
July 2019	—	—
August 2019	—	—
September 2019	—	—
October 2019	1,000	5,000
November 2019	—	—
December 2019	400	2,000
Balance, December 31, 2019	1,400	$7,000

The following tables present the activity in the Company's Series A Preferred Stock for the periods ended December 31, 2019 and December 31, 2018, respectively (dollars in thousands, except share amounts):

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2018	29,249	$145,786
Issuance of Preferred Stock	11,247	56,233
Dividends paid in Preferred Stock	4	24
Offering costs	—	—
Amortization of offering costs	—	101
Ending Balance, December 31, 2019	40,500	$202,144

	Shares	Amount
Beginning Balance, December 31, 2017	—	$—
Issuance of Preferred Stock	29,249	146,245
Offering costs	—	(510)
Amortization of offering costs	—	51
Ending Balance, December 31, 2018	29,249	$145,786
The following table presents the activity in the Company's Series C Preferred Stock for the period ended December 31, 2019, (dollars in thousands, except share amounts):

Preferred C Stock	Shares	Amount
Beginning Balance, December 31, 2018	—	$—
Issuance of Preferred Stock	1,400	6,998
Dividends paid in Preferred Stock	—	—
Offering costs	—	(33)
Amortization of offering costs	—	1
Ending Balance, December 31, 2019	1,400	$6,966
Distributions
In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, without regard to the deduction for distributions paid and excluding net capital gains. The Company must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate U.S. federal income taxes.
In 2019, the Company's board of directors authorized and declared ongoing monthly distributions at a rate equivalent to $1.44 per annum, per share.
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

The below table shows the distributions paid on shares outstanding of common stock, as well as the amount of shares of common stock issued upon reinvestment of distributions by stockholders under our DRIP during the years ended December 31, 2019 and 2018 (dollars in thousands):

Year Ended December 31, 2019
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 4, 2019	$3,576	$1,171
February 1, 2019	3,657	1,168
March 1, 2019	3,333	1,053
April 1, 2019	3,749	1,167
May 1, 2019	3,678	1,143
June 3, 2019	3,870	1,182
July 1, 2019	3,796	1,141
August 2, 2019	4,033	1,181
September 3, 2019	4,051	1,182
October 1, 2019	3,951	1,138
November 1, 2019	4,093	1,194
December 2, 2019	3,976	1,181
Total	$45,763	$13,901

Year Ended December 31, 2018
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 3, 2018	$2,649	$1,242
February 1, 2018	2,665	1,233
March 1, 2018	2,386	1,098
April 1, 2018	2,664	1,200
May 1, 2018	2,593	1,152
June 1, 2018	2,694	1,184
July 2, 2018	2,637	1,143
August 1, 2018	2,939	1,179
September 2, 2018	3,156	1,166
October 4, 2018	3,309	1,124
November 1, 2018	3,433	1,165
December 3, 2018	3,342	1,137
Total	$34,467	$14,023

The following table shows the sources for the payment of distributions to common stockholders for the periods presented (dollars in thousands):

	Year Ended December 31,
	2019		2018
Distributions:
Cash distributions paid	$45,763		$34,467
Distributions reinvested	13,901		14,023
Total distributions	$59,664		$48,490
Source of distribution coverage:
Net Income (Loss)	$45,763	76.7%	$34,467	71.1%
Available cash on hand	—	—%	—	—%
Common stock issued under DRIP	13,901	23.3%	14,023	28.9%
Total sources of distributions	$59,664	100.0%	$48,490	100.0%
Net income applicable to common stock (GAAP)	$66,914		$49,181
Cash Flows
Cash Flows for the Year Ended December 31, 2019
Net cash provided by operating activities for the year ended December 31, 2019 was $45.4 million. Cash inflows were primarily driven by an increase in net income to $83.9 million, offset by net cash outflows of $45.5 million related to originations of and proceeds from sales of commercial mortgage loans, measured at fair value.
Net cash used in investing activities for the year ended December 31, 2019 was $969.2 million. Cash outflows were primarily driven by the origination and acquisition of $1,321.6 million of commercial mortgage loans and $369.9 million of CMBS. Outflows were offset by proceeds from principal repayments of $756.1 million received on commercial mortgage loans, held for investment and proceeds from sale of commercial mortgage loans, held for sale of $0.0 million.
Net cash provided by financing activities for the year ended December 31, 2019 was $828.6 million. Cash inflows were primarily driven by: proceeds of $639.9 million from issuance of one CLO, BSPRT 2019-FL5; proceeds from net borrowing on the Repo Facilities of $103.1 million; proceeds from net borrowing on our CMBS MRAs of $349.8 million. Inflows were partially offset by the payment of $60.6 million in cash distributions to stockholders, $13.8 million of stock repurchases and repayments on CLOs of $343.2 million.
Cash Flows for the Year Ended December 31, 2018
Net cash provided by operating activities for the year ended December 31, 2018 was $7.1 million. Cash inflows were primarily driven by an increase in net income to $52.8 million, offset by net cash outflows of $24.0 million related to originations of and proceeds from sales of commercial mortgage loans, measured at fair value.
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
Net cash provided by financing activities for the year ended December 31, 2018 was $961.4 million. Cash inflows were primarily driven by proceeds of $1,161.0 million from issuance of two CLOs, BSPRT 2017-FL1 and BSPRT 2017-FL2. This was partially offset by cash outflows of $83.8 million from net repayments on the Repo Facilities, $5.5 million from net payment on our CMBS MRAs, the payment of $37.0 million in cash distributions to stockholders, $20.5 million of stock repurchases and repayments on CLOs of $143.1 million
Election as a REIT
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

Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of December 31, 2019 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$90,519	$157,724	$14,087	$—	$262,330
Maturities of lease liabilities for operating lease	398	832	883	39,438	41,551
Repurchase agreements - commercial mortgage loans	112,317	140,226	—	—	252,543
Repurchase agreements - real estate securities	394,359	—	—	—	394,359
CLOs (2)	—	—	—	1,822,345	1,822,345
Mortgage Note Payable	—	—	—	29,167	29,167
Total	$597,593	$298,782	$14,970	$1,890,950	$2,802,295
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $261.4 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of December 31, 2019.
Related Party Arrangements
Benefit Street Partners L.L.C.
Amended Advisory Agreement
On January 19, 2018, the Company entered into an amendment and restatement of the Advisory Agreement. The amended Advisory Agreement amends and restates the Advisory Agreement, dated as of September 29, 2016, by and among the Company, the Operating Partnership and the Advisor.
The Nominating and Corporate Governance Committee (the “Committee”) of the Company's board of directors, which consists solely of the Company’s independent directors, negotiated, approved and recommended that the board of directors approve, the amended Advisory Agreement. The Committee engaged independent legal counsel to assist the Committee in negotiating the amended Advisory Agreement.
The Advisor will continue to provide the daily management for the Company and the Operating Partnership, including an investment program consistent with the investment objectives and policies of the Company as determined and adopted from time to time by the board of directors. The Advisor shall continue to be entitled to an asset management fee equal to one and one-half percent (1.5%) of Equity (as defined in the amended Advisory Agreement). The Advisor shall continue to be entitled to an annual subordinated performance fee equal to fifteen percent (15%) of the Total Return (as defined in the amended Advisory Agreement) over a six percent (6%) per annum hurdle, subject to certain limitations. The Advisor shall not be entitled to acquisition or disposition fees. The Company or the Operating Partnership shall continue to pay directly or reimburse the Advisor for all the expenses paid or actually incurred by the Advisor in connection with the services it provides to the Company and the Operating Partnership pursuant to the amended Advisory Agreement, subject to certain limitations.
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

Advisory Agreement Fees and Reimbursements
Pursuant to the Advisory Agreement, the Company is or was required to make the following payments and reimbursements to the Advisor:

•	The Company reimburses the Advisor’s costs of providing services pursuant to the Advisory Agreement, except the salaries and benefits paid by the Advisor to the Company's executive officers.

•	The Company pays the Advisor, or its affiliates, a monthly asset management fee equal to one-twelfth of 1.5% of stockholders' equity as calculated pursuant to the Advisory Agreement.

•
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of total return to stockholders, payable monthly in arrears, such that for any year in which total return on stockholders’ capital exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return; provided that in no event will the annual subordinated performance fee payable to the Advisor exceed 10.0% of the aggregate total return for such year.

•
Until September 2017, the Company paid the Advisor an acquisition fee of 1.0% of the principal amount funded by us to originate or acquire commercial mortgage loans and 1.0% of the anticipated net equity funded by the Company to acquire real estate securities.

•
The Company reimburses the Advisor for insourced expenses incurred by the Advisor on the Company's behalf related to selecting, evaluating, originating and acquiring investments in an amount up to 0.5% of the principal amount funded by the     Company to originate or acquire commercial mortgage loans and up to 0.5% of the anticipated net equity funded by the Company to acquire real estate securities investments.

Investment in Common and Preferred Stock
Refer to Note 9 - Stock Transactions for a description of the Company’s private placements. Officers of the Company and other employees of the Advisor and its affiliates (“Manager Investors”), as well as members of the Company's board of directors, have acquired common stock and Series A Preferred Stock in these private placements on substantially the same terms applying to purchases by third party accredited investors unaffiliated with the Company or the Advisor. The Manager Investors acquired an aggregate of $2.4 million of common stock in these private placements during the year ended December 31, 2019. During the year ended December 31, 2019, each independent member of the Company's board of directors acquired 5,984 shares of common stock in these private placements for an aggregate purchase price of $0.4 million.
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
Loan Acquisitions
On February 22, 2018, the Company purchased commercial mortgage loans from an entity that is an affiliate of the Advisor, for an aggregate purchase price of $27.8 million. The purchase of the commercial mortgage loans and the $27.8 million purchase price were approved by the Company’s board of directors. These loans are expected to be sold into a securitization vehicle through the Company's TRS segment. On April 18, 2018, the Company sold $23.3 million of these commercial mortgage loans into a CMBS securitization. The remaining $4.5 million, carrying value of $3.9 million, of these commercial mortgage loans are recorded in commercial mortgage loans, held-for-investment on the consolidated balance sheet as of December 31, 2019.

The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the years ended December 31, 2019, 2018 and 2017 and the associated payable as of December 31, 2019 and 2018 (dollars in thousands): See Note 11 - Related Party Transactions and Arrangements for further detail.

	Year Ended December 31,			Payable as of December 31,
	2019	2018	2017	2019	2018
Acquisition fees and expenses (1)	900	452	4,197	225	1
Administrative services expenses	16,363	13,446	6,765	1,238	1,224
Asset management and subordinated performance fee	16,226	10,299	9,273	3,326	1,072
Other related party expenses (2)	1,610	1,259	394	—	932
Total	$35,099	$25,456	$20,629	$4,789	$3,229
______________________
(1) Total acquisition fees and expenses paid during the years ended December 31, 2019, 2018 and 2017 were $8.4 million, $8.1 million and $10.2 million respectively, of which $7.5 million, $7.6 million and $6.0 million were capitalized within the commercial mortgage loans, held for investment line of the consolidated balance sheets for years ended December 31, 2019, 2018 and 2017.
(2) These are primarily related to reimbursable costs incurred for the increase in loan origination activities. These amounts are included in Other expenses in the Company's consolidated statements of operations.
The payables as of December 31, 2019 and 2018 in the table above are included in Due to affiliates on our consolidated balance sheets.
Off Balance Sheet Arrangements
We currently have no off balance sheet arrangements as of December 31, 2019 and through the date of the filing of this Form 10-K.
Non-GAAP Financial Measures
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT") and the Investment Program Association ("IPA") industry trade groups, have each promulgated measures respectively known as funds from operations ("FFO") and modified funds from operations ("MFFO"), which we believe to be appropriate supplemental measures to reflect the operating performance of a REIT. The use of FFO and MFFO is recommended by the REIT industry as supplemental performance measures. However, FFO and MFFO are not substitutes to GAAP net income or loss. We believe our presentations of FFO and MFFO assist investors in analyzing and comparing our operating and financial performance between reporting periods
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of depreciable property, property and asset impairment write-downs, depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our business plan is to operate as a mortgage REIT with our portfolio consisting of commercial mortgage loan investments and investments in real estate securities. We will typically have no FFO adjustments to our net income or loss computed in accordance with GAAP as a result of operating as a mortgage REIT. Although we have the ability to acquire real property, we have not acquired any at this time and as such have not had any FFO adjustments to our net income or loss computed in accordance with GAAP.
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
The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Funds From Operations:
Net income	$83,924	$52,825	$33,779
Funds from operations	$83,924	$52,825	$33,779
Modified Funds From Operations:
Funds from operations	$83,924	$52,825	$33,779
Amortization of premiums, discounts and fees on investments, net	(6,144)	(4,572)	(2,554)
Acquisition fees and acquisition expenses	900	452	4,197
Unrealized (gain)/loss on financial instruments	(2,081)	1,611	(230)
Loan loss (recovery)/provision	3,007	3,370	(715)
Modified funds from operations (1)	$79,606	$53,686	$34,477
___________________
(1) Modified funds from operations for the year ended December 31, 2019 includes a non-cash charge of $4.5 million related to the call of BSPRT 2017 - FL1 CLO on April 15, 2019. Excluding the non-cash charge modified funds from operations would be $84.1 million for the year ended December 31, 2019. Modified funds from operations for year ended December 31, 2018 includes a non-cash charge of $6.4 million related to the call of RFT 2015-FL1 CLO on February 15, 2018. Excluding this non-cash charge, modified funds from operations would have been $60.1 million.
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
As of December 31, 2019 and 2018, our portfolio included 135 and 98 variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 25 or 50 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity.
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

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	December 31, 2019	December 31, 2018
(-) 25 Basis Points	3.22%	(1.38)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	(2.20)%	2.75%
(+) 100 Basis Points	(0.26)%	5.50%
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
In connection with the preparation of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on its assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2020 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2020 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2020 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2020 annual meeting of stockholders.

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

Exhibit No.	Description
3.1(1)	Articles of Amendment and Restatement, effective August 16, 2017.
3.2(2)	Articles Supplementary of Benefit Street Partners Realty Trust, Inc., dated June 22, 2018, relating to Series A Convertible Preferred Stock
3.3(3)	Articles Supplementary of Benefit Street Partners Realty Trust, Inc., dated December 11, 2018, relating to Additional Shares of Series A Convertible Preferred Stock
3.4(4)	Articles Supplementary of Benefit Street Partners Realty Trust, Inc., dated October 18, 2019, relating to Series C Convertible Preferred Stock
3.5(5)	Articles Supplementary of Benefit Street Partners Realty Trust, Inc., dated December 5, 2019, relating to Additional Shares of Series A Convertible Preferred Stock
3.6(6)	Amended and Restated Bylaws.
4.1(7)	Amended and Restated Agreement of Limited Partnership of Benefit Street Partners Realty Operating Partnership, L.P., dated as of December 31, 2014.
4.2(8)	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Benefit Street Partners Realty Operating Partnership, L.P., dated as of February 9, 2017.
4.3*	Description of Securities of the Registrant
10.1(7)†	Amended and Restated Employee and Director Incentive Restricted Share Plan.
10.2(8)†	Form of Director Restricted Share Award Agreement.
10.3(9)	Uncommitted Master Repurchase Agreement, dated as of June 18, 2014, between the Company JPM Loan, LLC and JPMorgan Chase Bank, National Association.
10.4(10)	Amendment No.1 to Master Repurchase Agreement, dated as of June 24, 2015, by and between the Company, JPM Loan, LLC and JP Morgan Chase Bank, National Association.
10.5(11)	Amendment No. 2 to Master Repurchase Agreement, dated as of September 28, 2015, between the Company, JPM Loan, LLC and JPMorgan Chase Bank, National Association.
10.6(12)	Amendment No. 3 to Master Repurchase Agreement, dated as of December 30, 2015, between the Company, JPM Loan, LLC and JPMorgan Chase Bank, National Association.
10.7(13)	Amendment No. 4 to Master Repurchase Agreement, dated as of October 5, 2016, between the Company, JPM Loan, LLC and JPMorgan Chase Bank, National Association.
10.8(14)	Guarantee Agreement, dated as of June 18, 2014, between the Company and JPMorgan Chase Bank, National Association.
10.9(15)
Indenture, dated October 19, 2015, by and among RFT 2015-FL1 Issuer Ltd., as issuer, RFT 2015-FL1 Co-Issuer LLC, as issuer, Realty Finance Operating Partnership L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator, paying agent, calculation agent, transfer agent, custodian, securities intermediary, backup advancing agent and notes registrar.

10.10(16)	Form of Director and Officer Indemnification Agreement.
10.11(17)
Indenture, dated as of June 29, 2017, by and among BSPRT 2017-FL1 Issuer, Ltd., BSPRT 2017-FL1 Co-Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee and note administrator.

10.12(18)	Amended and Restated Uncommitted Master Repurchase Agreement, dated as of June 12, 2017, by and between BSPRT JPM Loan, LLC and JP Morgan Chase Bank, National Association.
10.13(18)	Amended and Restated Guarantee Agreement, dated as of June 12, 2017, by and between the Company and JPMorgan Chase Bank, National Association.

10.14(18)	Master Repurchase and Securities Contract, dated as of June 15, 2017, between BSPRT USB Loan, LLC and U.S. Bank National Association.
10.15(18)	Payment Guaranty, dated as of June 15, 2017, by and between the Company and U.S. Bank National Association.
10.16(19)	Master Repurchase Agreement, dated as of August 31, 2017, by and among Column Financial, Inc., Credit Suisse AG, Alpine Securitization Ltd., the Company and BSPRT Finance Sub-Lender I, LLC.
10.17(19)	Guaranty, dated as of August 31, 2017, by and between the Company and Column Financial, Inc.
10.18(20)
Credit Agreement, dated as of September 19, 2017, by and among the Company, BSPRT BB Loan, LLC, BSPRT Finance Sub-Lender II, L.L.C., Barclays Bank PLC, as sole lead arranger and bookrunner, Barclays Bank PLC, as administrative agent, and the lenders from time to time partiers thereto.

10.19(20)
Guarantee and Collateral Agreement, dated as of September 19, 2017, by and among the Company, BSPRT BB Loan, LLC, BSPRT Finance Sub-Lender II, L.L.C. and Barclays Bank PLC, as administrative agent for the secured parties.

10.20(21)
Indenture, dated as of November 29, 2017, by and among BSPRT 2017-FL2 Issuer, Ltd., as issuer, BSPRT 2017-FL2 Co-Issuer, LLC, as co-issuer, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator and custodian.

10.21(22)
Amended and Restated Advisory Agreement, dated as of January 19, 2018, by and among Benefit Street Partners Realty Trust, Benefit Street Partners Realty Operating Partnership, L.P. and Benefit Street Partners, L.L.C.

10.22(23)	Form of Purchase Agreement for common stock.
10.23(24)
Indenture, dated as of April 5, 2018, by and among BSPRT 2018-FL3 Issuer, Ltd., BSPRT 2018-FL3 Co-Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator and custodian.

10.24(25)	Form of Purchase Agreement for Series A convertible preferred stock, dated June 1, 2018.
10.25(26)
Indenture, dated as of October 12, 2018, by and among BSPRT 2018-FL4 Issuer, Ltd., BSPRT 2018-FL4 Co-Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator and custodian.

10.26(26)	Master Repurchase and Securities Contract, dated November 21, 2018, among the Company, BSPRT WFB LOAN, LLC and Wells Fargo Bank, National Association.
10.27(26)	Guarantee Agreement, dated November 21, 2018, between the Company and Wells Fargo Bank, National Association.
10.28(26)	Master Repurchase and Securities Contract, dated March 15, 2019, among the Company, BSPRT BB FLOAT, LLC, BSPRT BB Fixed, LLC and BARCLAYS BANK PLC.
10.29(26)	Guarantee Agreement, dated March 15, 2019, between the Company and BARCLAYS BANK PLC.
10.30(27)
Indenture, dated as of May 30, 2019, by and among BSPRT 2010-FL5 Issuer, Ltd., BSPRT 2019-FL5 Co-Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator and custodian.

21*	Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young LLP
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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Benefit Street Partners Realty Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________________________________
* Filed herewith.
† Indicates management contract or compensatory plan or arrangement.
(1) Filed as an exhibit to our current report on Form 8-K filed with the SEC on August 17, 2017.
(2) Filed as an exhibit to our current report on Form 8-K filed with the SEC on June 26, 2018.
(3) Filed as an exhibit to our current report on Form 8-K filed with the SEC on December 11, 2018.
(4) Filed as exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on October 18, 2019.
(5) Filed as exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on December 5, 2019.
(6) Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on November 9, 2018.
(7) Filed as an exhibit to our current report on Form 8-K filed with the SEC on January 6, 2015.
(8) Filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 29, 2017.
(9) Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 7 to our Registration Statement on Form S-11 filed with the SEC on July 11, 2014.

(10) Filed as an exhibit to Pre-Effective Amendment No.1 to Post-Effective Amendment No.12 to our Registration Statement on Form S-11 filed with the SEC on July 8, 2015.
(11) Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 13 filed with the SEC on October 8, 2015.
(12) Filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 11, 2016.
(13) Filed as an exhibit to our current report on Form 8-K filed with the SEC on October 12, 2016.
(14) Filed as an exhibit to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 8 to our Registration Statement on Form S-11 filed with the SEC on October 8, 2014.
(15) Filed as an exhibit to our current report on Form 8-K filed with the SEC on October 23, 2015.
(16) Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 14, 2016.
(17) Filed as an exhibit to our current report on Form 8-K filed with the SEC on July 6, 2017.
(18) Filed as an exhibit to Amendment No. 1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2017 filed with the SEC on August 23, 2017.
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
(25) Filed as an exhibit to our current report on Form 8-K filed with the SEC on June 6, 2018.
(26) Filed as an exhibit to our Annual Report on Form 10-K filed with the SEC on March 29, 2019.
(27) Filed as exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 5, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of March, 2020.

Benefit Street Partners Realty Trust, Inc.
By	/s/ Richard J. Byrne
Richard J. Byrne
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Richard J. Byrne	Chief Executive Officer and President	March 16, 2020
Richard J. Byrne	(Principal Executive Officer)

/s/ Jerome S. Baglien	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2020
Jerome S. Baglien

/s/ Elizabeth K. Tuppeny	Lead Independent Director	March 16, 2020
Elizabeth K. Tuppeny

/s/ Buford Ortale	Director	March 16, 2020
Buford Ortale

/s/ Jamie Handwerker	Director	March 16, 2020
Jamie Handwerker

/s/ Peter McDonough	Director	March 16, 2020
Peter McDonough

BENEFIT STREET PARTNERS REALTY TRUST, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Benefit Street Partners Realty Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Benefit Street Partners Realty Trust, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule IV (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

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
March XX, 2020

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Audited)

	December 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$87,246	$191,390
Restricted cash	21,876	13,029
Commercial mortgage loans, held for investment, net of allowance of $921 and $4,836	2,762,042	2,206,830
Commercial mortgage loans, held-for-sale, measured at fair value	112,562	76,863
Real estate securities, available for sale, measured at fair value	386,316	26,412
Derivative instruments, at fair value	1,119	846
Other real estate investments, measured at fair value	2,557	—
Receivable for loan repayment (1)	89,317	73,684
Accrued interest receivable	16,308	12,789
Prepaid expenses and other assets	5,322	4,235
Intangible lease asset, net of amortization	14,377	—
Operating right of use asset, net of amortization	5,979	—
Real estate owned, net of depreciation	35,333	—
Receivable for unsettled trades	266	—
Total assets	$3,540,620	$2,606,078
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$1,803,185	$1,505,279
Repurchase agreements - commercial mortgage loans	252,543	149,440
Repurchase agreements - real estate securities	394,359	44,539
Mortgage note payable	29,167	—
Other financing and loan participation - commercial mortgage loans	—	9,902
Derivative instruments, at fair value	1,581	1,319
Interest payable	4,958	3,025
Distributions payable	6,912	5,834
Accounts payable and accrued expenses	10,925	4,497
Due to affiliates	4,789	3,229
Operating lease liability	6,136	—
Deferred rent revenue	150	—
Total liabilities	$2,514,705	$1,727,064
Commitment and contingencies (See Note 10)
Redeemable convertible preferred stock Series A, $0.01 par value, 60,000 authorized, 40,500 and 29,249 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	$202,144	$145,786
Redeemable convertible preferred stock Series C, $0.01 par value, 20,000 authorized, 1,400 shares issued and outstanding as of December 31, 2019 and none issued or outstanding as of December 31, 2018	6,966	—
Equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 949,999,000 shares authorized, 43,916,815 and 39,303,710 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	441	395
Additional paid-in capital	903,310	827,558
Accumulated other comprehensive income (loss)	(978)	(459)
Accumulated deficit	(85,968)	(94,266)
Total stockholders' equity	$816,805	$733,228
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$3,540,620	$2,606,078
___________________
(1) Includes $89.3 million and $73.7 million of cash held by the servicer related to CLO loan payoffs as of December 31, 2019 and December 31, 2018.
The accompanying notes are an integral part of these consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Audited)

	Year Ended December 31,
	2019	2018	2017
Interest income:
Interest income	$195,299	$152,288	$89,564
Less: Interest expense	90,418	70,000	32,359
Net interest income	104,881	82,288	57,205
Revenue from real estate owned	3,169	—	—
Total Income	$108,050	$82,288	$57,205

Expenses:
Asset management and subordinated performance fee	16,226	10,299	9,273
Acquisition fees and acquisition expenses	900	452	4,197
Administrative services expenses	16,363	13,446	6,765
Professional fees	11,631	8,318	5,444
Real estate owned operating expenses	2,802	—	—
Depreciation and Amortization	507	—	—
Other expenses	3,771	4,887	3,837
Total expenses	$52,200	$37,402	$29,516
Other (income)/loss:
Loan loss provision/(recovery)	3,007	3,370	(715)
Realized (gain)/loss on sale of real estate securities	—	107	(172)
Realized (gain)/loss on sale of commercial mortgage loan held-for-sale	25	9	(120)
Realized (gain)/loss on sale of commercial mortgage loan, held-for-sale, measured at fair value	(37,832)	(11,288)	(4,523)
Unrealized (gain)/loss on commercial mortgage loans held-for-sale	—	—	(247)
Unrealized (gain)/loss on commercial mortgage loans, held-for-sale, measured at fair value	(312)	237	—
Unrealized (gain)/loss on other real estate investments, measured at fair value	(47)	—	—
Unrealized (gain)/loss on derivatives	(1,722)	1,374	17
Realized (gain)/loss on derivatives	4,324	(1,827)	(555)
Total other (income)/loss	$(32,557)	$(8,018)	$(6,315)
Income/(loss) before taxes	88,407	52,904	34,004
Provision/(benefit) for income tax	4,483	79	225
Net income	$83,924	$52,825	$33,779
Net income applicable to common stock	$66,914	$49,181	$33,779

Basic net income per share	$1.60	$1.44	$1.06
Diluted net income per share	$1.60	$1.44	$1.06
Basic weighted average shares outstanding	41,859,142	34,268,707	31,772,231
Diluted weighted average shares outstanding	41,871,646	36,779,735	31,784,889
The accompanying notes are an integral part of these consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars In thousands)
(Audited)

	Year Ended December 31,
	2019	2018	2017
Net income	$83,924	$52,825	$33,779
Unrealized gain/(loss) on available-for-sale securities	(978)	(459)	500
Comprehensive income attributable to Benefit Street Partners Realty Trust, Inc.	$82,946	$52,366	$34,279

The accompanying notes are an integral part of these consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2016	31,884,631	$319	$704,500	$(500)	$(70,669)	$633,650
Common stock repurchases	(1,072,708)	(11)	(20,535)	—	—	(20,546)
Common stock issued through distribution reinvestment plan	1,016,165	12	20,039	—	—	20,051
Share-based compensation	5,984	—	97	—	—	97
Net income	—	—	—	—	33,779	33,779
Distributions declared	—	—	—	—	(57,192)	(57,192)
Other comprehensive loss	—	—	—	500	—	500
Balance, December 31, 2017	31,834,072	$320	$704,101	$—	$(94,082)	$610,339
Issuance of common stock	7,533,834	75	124,260	—	—	124,335
Common stock repurchases	(809,023)	(8)	(15,077)	—	—	(15,085)
Common stock issued through distribution reinvestment plan	739,052	8	14,015	—	—	14,023
Share-based compensation	5,775	—	157	—	—	157
Offering costs	—	—	102	—	—	102
Net income	—	—	—	—	52,825	52,825
Distributions declared	—	—	—	—	(53,009)	(53,009)
Other comprehensive income	—	—	—	(459)	—	(459)
Balance, December 31, 2018	39,303,710	$395	$827,558	$(459)	$(94,266)	$733,228
Issuance of common stock	4,601,904	46	76,846	—	—	76,892
Common stock repurchases	(741,853)	(7)	(13,806)	—	—	(13,813)
Common stock issued through distribution reinvestment plan	746,654	7	13,903	—	—	13,910
Share-based compensation	6,400	—	156	—	—	156
Offering Cost	—	—	(1,347)	—	—	(1,347)
Net income	—	—	—	—	83,924	83,924
Distributions declared	—	—	—	—	(75,626)	(75,626)
Other comprehensive income	—	—	—	(519)	—	(519)
Balance, December 31, 2019	43,916,815	$441	$903,310	$(978)	$(85,968)	$816,805

The accompanying notes are an integral part of these consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (OPEN)
(In thousands)

	For the Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$83,924	$52,825	$33,779
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(6,144)	(4,572)	(2,554)
Accretion of deferred commitment fees	(2,754)	(1,577)	(1,372)
Amortization of deferred financing costs	9,584	12,681	4,650
Share-based compensation	156	157	97
Unrealized (gain)/loss on commercial mortgage loans held-for-sale	(359)	237	(247)
Unrealized (gain)/losses on derivative instruments	(1,722)	1,374	17
Loan loss (recovery)/provision	3,007	3,370	(715)
Realized (gain)/loss on sale of real estate securities	—	107	—
Impairment losses on real estate securities	—	—	—
Origination of commercial mortgage loans, held-for-sale	(1,020,702)	(621,597)	(156,101)
Proceeds from sale of commercial mortgage loans, held-for-sale	975,243	573,010	132,093
Changes in assets and liabilities:
Accrued interest receivable	(765)	(3,060)	(2,197)
Prepaid expenses and other assets	(4,020)	(4,133)	(5,441)
Accounts payable and accrued expenses	6,428	(13)	3,341
Due to affiliates	1,560	(3,192)	2,357
Interest payable	1,933	1,481	647
Net cash (used in)/provided by operating activities	$45,369	$7,098	$8,354
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(1,321,644)	$(1,598,786)	$(836,961)
Purchase of real estate owned	(42,018)	—	—
Proceeds from sale of commercial mortgage loans, held for sale	—	16,910	121,658
Principal repayments received on commercial mortgage loans, held for investment	756,141	753,921	333,249
Purchase of real estate securities	(369,911)	(39,510)	—
Purchase of other real estate investments	(2,511)	—	—
Proceeds from sale of real estate securities	—	12,456	34,888
Principal repayments received on real estate securities	9,369	—	15,000
Purchase of derivative instruments	1,333	(804)	(592)
Net cash (used in)/provided by investing activities	$(969,241)	$(855,813)	$(332,758)
Cash flows from financing activities:
Proceeds from issuances of common stock	$75,545	$124,335	$—
Proceeds from issuances of redeemable convertible preferred stock	63,197	146,245	—
Common stock repurchases	(13,813)	(15,085)	(20,546)
Reimbursements/(payments) of offering costs and fees related to stock issuances	—	(887)	—
Borrowings under collateralized loan obligation	639,899	1,161,002	700,862
Repayments of collateralized loan obligation	(343,191)	(478,177)	(143,086)
Borrowings on repurchase agreements - commercial mortgage loans	1,035,524	1,833,838	652,978
Repayments of repurchase agreements - commercial mortgage loans	(932,420)	(1,750,088)	(844,952)
Borrowings on repurchase agreements - real estate securities	1,570,331	280,837	499,290

BENEFIT STREET PARTNERS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (OPEN)
(In thousands)

Repayments of repurchase agreements - real estate securities	(1,220,511)	(275,332)	(526,894)
Proceeds from other financing and loan participation - commercial mortgage loans	—	10,000	36,200
Repayments on other financing and loan participation - commercial mortgage loans	(10,000)	(26,182)	(10,017)
Borrowing on mortgage note payable	29,167	—	—
Payments of deferred financing costs	(4,540)	(12,128)	(11,964)
Distributions paid	(60,613)	(36,952)	(38,828)
Net cash (used in)/provided by financing activities:	$828,575	$961,426	$293,043
Net change in cash, cash equivalents and restricted cash	$(95,297)	$112,711	$(31,361)
Cash, cash equivalents and restricted cash, beginning of period	204,419	91,708	123,069
Cash, cash equivalents and restricted cash, end of period	$109,122	$204,419	$91,708

Supplemental disclosures of cash flow information:
Taxes paid	$—	$355	$—
Interest paid	78,901	53,029	27,062
Supplemental disclosures of non-cash flow information:
Common stock issued through distribution reinvestment plan	13,903	14,023	20,051
Loans transferred to commercial real estate loans, held-for-sale, transferred at fair value	—	16,750	100,005
Distribution payable	6,912	5,834	3,917
Commercial mortgage loans transferred from HFS to HFI	10,072	—	—

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$87,246	$191,390	$83,711
Restricted cash	21,876	13,029	7,997
Cash, cash equivalents and restricted cash, end of period	$109,122	$204,419	$91,708

The accompanying notes are an integral part of these consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
December 31, 2019

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
Cash and Cash Equivalents
Cash consists of amounts deposited with high quality financial institutions. These deposits are guaranteed by the Federal
Deposit Insurance Company up to an insurance limit. Cash equivalents include short-term, liquid investments in money market funds with original maturities of 90 days or less when purchased. Cash equivalents includes a $10.3 million certificate of deposit.
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
Held-for-Sale - Commercial mortgage loans that are intended to be sold in the foreseeable future are reported as held-for sale and are transferred at fair value and recorded at the lower of cost or fair value with changes recorded through the statements of operations. Unamortized loan origination costs for commercial mortgage loans held-for-sale that are carried at the lower of cost or fair value are capitalized as part of the carrying value of the loans and recognized upon the sale of such loans.
Amortization of origination costs ceases upon transfer of commercial mortgage loans to held-for-sale. For the year ended December 31, 2019, the Company originated $5.0 million of commercial mortgage loans held-for-sale and sold these loans during the period for net proceeds of approximately $5.0 million.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
Real estate owned
Real estate owned (“REO”) represents real estate acquired by the Company through foreclosure, deed in lieu of foreclosure, or purchase. For real estate acquired by the Company through foreclosure, REO assets are recorded at fair value at acquisition and are presented net of accumulated depreciation. For REO assets acquired through purchase, REO assets are recorded at cost at acquisition and are presented net of accumulated depreciation.
Real estate assets are depreciated using the straight-line method over estimated useful lives of up to 40 years for buildings and improvements and up to 15 years for furniture, fixtures and equipment. Renovations and/or replacements that improve or extend the life of the real estate asset are capitalized and depreciated over their estimated useful lives.
Leases
Operating right of use assets "ROU" represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. Leases will be classified as either a finance or operating lease, with such classification affecting the pattern and classification of expense recognition in the consolidated statements of operations. For leases greater than 12 months, the Company determines, at the inception of the contract, if the arrangement meets the classification criteria for an operating or finance lease. For leases that have extension options, which can be exercised at the Company's discretion, management uses judgment to determine if it is reasonably certain that such extension options will be elected. If the extension options are reasonably certain to occur, the Company includes the extended term's lease payments in the calculation of the respective lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The incremental borrowing rate used to discount the lease liability is determined at commencement of the lease, or upon modification of the lease, as the interest rate a lessee would have to pay to borrow on a fully collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company's incremental borrowing rate considers information at both the corporate and property level and analysis of current market conditions for obtaining new financings. All leases as of December 31, 2019 were operating leases.
Separately, on October 15, 2019, the Company acquired certain real estate assets which had an existing in-place lease asset. This in-place lease asset is recorded as an Intangible lease asset on the consolidated balance sheet and amortized using the straight-line method over the contractual life of the lease.
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
December 31, 2019

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
Repurchase Agreements
Commercial mortgage loans and real estate securities sold under repurchase agreements have been treated as collateralized financing transactions because the Company maintains effective control over the transferred securities. Commercial mortgage loans and real estate securities financed through a repurchase agreement remain on the Company’s consolidated balance sheets as an asset and cash received from the purchaser is recorded as a liability. Interest paid in accordance with repurchase agreements is recorded in interest expense on the Company's consolidated statements of operations.
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
December 31, 2019

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
Repurchases pursuant to the SRP, when requested, generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Funding for repurchases pursuant to the SRP for any given fiscal semester will be limited to proceeds received during that same fiscal semester through the issuance of common stock pursuant to any Dividend Reinvestment Plan ("DRIP") in effect from time to time, provided that the board of directors has the power, in its sole discretion, to determine the amount of shares repurchased during any fiscal semester as well as the amount of funds to be used for that purpose. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests made during any fiscal semester or fiscal year. However, a stockholder may withdraw its request at any time or ask that we honor the request when funds are available. Pending repurchase requests will be honored on a pro rata basis. We will generally pay repurchase proceeds, less any applicable tax or other withholding required by law, by the 31st day following the end of the fiscal semester during which the repurchase request was made.
When a stockholder requests a redemption and the redemption is approved by the board of directors, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP will have the status of authorized but unissued shares.
Offering and Related Costs
The Company is currently offering shares of the Company’s common stock, Series A convertible preferred stock (“Series A Preferred Stock”) and Series C convertible preferred stock (the “Series C Preferred Stock,” and, together with the Series A Preferred stock, the “Preferred Stock”) in private placements exempt from the registration requirements of the Securities Act of 1933, as amended (the “Offering”). In connection with the Offering, the Company incurred various offering costs and will continue to incur these costs until the Offering is complete. These offering costs include but are not limited to legal, accounting, printing, mailing and filing fees, and diligence expenses of broker-dealers. Offering costs for the common stock are recorded in the Company’s stockholders’ equity, while the offering costs for the Preferred Stock are included within Redeemable convertible preferred stock Series A and Redeemable convertible preferred stock series C, respectively, on the Company’s consolidated balance sheets.
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the consolidated balance sheets in the period distributions are declared.
Share-Based Compensation
The Company has a share-based incentive plan for certain of the Company's directors, officers and employees of the Advisor and its affiliates. Share-based awards are measured at the grant date fair value and is recognized as compensation expense on a on a straight line basis over the related vesting period of the award. See Note 12 - Share-Based Compensation.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRS, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRS is not consolidated for U.S. federal income tax purposes, but is instead taxed as a C corporation. For financial reporting purposes, the TRS is consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRS. Total income tax expense for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 were $4.5 million, $0.1 million and $0.2 million respectively.
The Company uses a more-likely-than-not threshold for recognition and derecognition of tax positions taken or to be taken in a tax return. The Company has assessed its tax positions for all open tax years beginning with December 31, 2016 and concluded that there were no uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes.
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
The Company recognizes all derivatives on the consolidated balance sheets at fair value.  The Company does not designate derivatives as hedges to qualify for hedge accounting for financial reporting purposes and therefore any net payments under, or fluctuations in the fair value of these derivatives have been recognized currently in unrealized (gain)/loss on derivative instruments in the accompanying consolidated statements of operations. The Company records derivative asset and liability positions on a gross basis with any collateral posted with or received from counterparties recorded separately within Restricted cash on the Company’s consolidated balance sheets. Certain derivatives that the Company has entered into are subject to master netting agreements with its counterparties, allowing for netting of the same transaction, in the same currency, on the same date.
Per Share Data
The Company’s Preferred Stock is considered a participating security. As such, the Company is required to include the Preferred Stock in the calculation of basic earnings per share and calculate basic earnings per share using the two-class method. The Company’s dilutive earnings per share calculation is computed using the more dilutive result of the treasury stock method, assuming the participating security is a potential common share, or the two-class method, assuming the participating security is not converted. The Company calculates basic earnings per share by dividing net income applicable to common stock for the period by the weighted-average number of shares of common stock outstanding for that period. Diluted earnings per share reflects the potential dilution that could occur from shares outstanding if potential shares of common stock with a dilutive effect have been issued in connection with the restricted stock plan or upon conversion of the outstanding shares of the Company’s Preferred Stock, except when doing so would be anti-dilutive.
Reportable Segments
The Company has determined that it has four reportable segments based on how the chief operating decision maker reviews and manages the business. The four reporting segments are as follows:

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

•	The commercial Conduit business in the Company's TRS, which is focused on originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market.

•	The real estate owned business represents real estate acquired by the Company through foreclosure, deed in lieu of foreclosure, or purchase.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

See Note 16 - Segment Reporting for further information regarding the Company's segments.
Redeemable Convertible Preferred Stock
The Company’s Preferred Stock is classified outside of permanent equity in the consolidated balance sheets. Subject to certain conditions, the Preferred Stock is redeemable at the option of the holder of Preferred Stock, outside of the control of the Company. As set forth in the Articles Supplementary relating to each of the Series A Preferred Stock and the Series C Preferred Stock (the “Articles Supplementary”) to the Company’s Articles of Amendment and Restatement, the Preferred Stock is redeemable for shares of the Company's common stock, $0.01 par value per share (the "Common Stock") at the option of the shareholder upon a change of control (as defined in the Articles Supplementary) or after the sixth anniversary of the date of issuance. A change in control of the Company occurs if any person acquires more than 50% of the total economic interests or voting power of all securities of the Company, other than in a liquidity event.
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
Immediately prior to a “Liquidity Event,” each outstanding share of Series A Preferred Stock shall convert into 299.2 shares of Common Stock, subject to anti-dilution adjustments (the “Conversion Rate”). Series C Preferred Stock will convert into shares of Common Stock at the same Conversion Rate on the one-year anniversary of a Liquidity Event, subject to the Company’s right to accelerate the conversion to a date no earlier than six months after the Liquidity Event, upon at least ten days prior notice to the holders of the Series C Preferred Stock. A “Liquidity Event” is defined as (i) the listing of the Common Stock on a national securities exchange or quotation on an electronic inter-dealer quotation system; (ii) a merger or business combination involving the Company pursuant to which outstanding shares Common Stock are exchanged for securities of another company which are listed on a national securities exchange or quoted on an electronic inter-dealer quotation system; or (iii) any other transaction or series of transaction that results in all shares of Common Stock being transferred or exchange for cash or securities which are listed on a national securities exchange or quoted on an electronic inter-dealer quotation system. If there has not been a Liquidity Event within six years from the initial issuance of the Preferred Stock, each holder of Preferred Stock shall have the right to convert all, but not less than all, of the Preferred Stock held by such holder into Common Stock at the Conversion Rate. Each holder also has the option to convert its shares of Preferred Stock into Common Stock upon a change in control (as defined in the respective Articles Supplementary for the Series A Preferred Stock and Series C Preferred Stock) of the Company. In addition, neither the Company nor a holder of shares of Preferred Stock may redeem shares of the Preferred Stock until six years from the initial issuance of the Preferred Stock, except in cases of a change in control (as defined in the respective Articles Supplementary).
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
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU")
2016-02 ("ASC 842"), Leases, which replaced Topic 840, Leases, and requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements ("ASU 2016-02"). ASC 842 was subsequently amended by ASU
2018-01, “Land Easement Practical Expedient for Transition to ASC 842” ("ASU 2018-01"); ASU 2018-10, Codification
Improvements to ASC 842, Leases” ("ASU 2018-10"); and ASU 2018-11, “Targeted Improvements” ("ASU 2018-11").
The new standard establishes a right-of-use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. The Company adopted ASC 842 on January 1, 2019.
Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard and subsequent amendments, known as the Current Expected Credit Loss (“CECL”) model, significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. CECL amends the existing credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

For available-for-sale (“AFS”) debt securities, unrealized credit losses will be recognized as allowances rather than reductions in amortized cost basis and elimination of the OTTI concept will result in more frequent estimation of credit losses. ASU No. 2016-13 is effective for fiscal years and interim periods beginning after December 15, 2019, and will be adopted through a cumulative-effect adjustment to accumulated deficit as of January 1, 2020.
The CECL reserve required under ASU 2016-13 is a valuation account that is deducted from the amortized cost basis of the related loans and AFS debt securities on our consolidated balance sheets, which will reduce our stockholders’ equity. The initial CECL reserve recorded on January 1, 2020 will be reflected as a direct charge against retained earnings; however, future net changes to the CECL reserve will be recognized in net income on our consolidated statement of operations. ASU 2016-13 does not require use of a particular method for determining the CECL reserve, but it does specify the allowance should be based on relevant information about past events, including historical loss experience, composition of the current loan and AFS debt securities portfolio, current conditions, and reasonable and supportable forecasts for the expected term of each loan. We expect that recognition of credit losses will generally be accelerated under the CECL model.
Additionally, but for a few narrow exceptions, ASU 2016-13 does not have a minimum threshold for recognition of impairment losses and requires that all financial instruments, including those for which there is a low risk of loss, incur some amount of valuation reserve to reflect the inherent risk of loss regardless of credit quality, amount of subordinate capital, or other risk mitigants.
As part of the implementation process, we have utilized loan loss forecasting models and have implemented policies, systems and controls necessary for the implementation and ongoing measurement of the CECL reserve. We elected to utilize a widely-used analytical model incorporating a loss-given-default methodology and loan performance data for commercial real estate loans dating back to 1998. Our loans may include commitments to fund incremental proceeds to our borrowers over the life of the loan, which are also subject to the CECL model. The CECL reserve related to future loan funding will be recorded as a component of Other Liabilities on our balance sheet and be estimated using the same process as for our outstanding loan balances. Changes in this component of the CECL reserve will similarly impact our consolidated net income.
Upon adoption of ASU 2016-13 on January 1, 2020, we expect to record a cumulative-effect adjustment to our accumulated deficit of $7.8 million, or $0.18 book value per share, which is 0.27% of the aggregate commitment amount of the Company’s loan portfolio at December 31, 2019. We do not expect the impact of CECL on our portfolio of AFS debt securities to be material.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans, held-for-investment, carrying values by class (dollars in thousands):

	December 31, 2019	December 31, 2018
Senior loans	$2,721,325	$2,198,555
Mezzanine loans	41,638	13,111
Total gross carrying value of loans	2,762,963	2,211,666
Less: Allowance for loan losses (1)	921	4,836
Total commercial mortgage loans, held-for-investment, net	$2,762,042	$2,206,830
________________________
(1)Includes $0.0 million and $4.1 million of loan loss provision specifically reserved on 1 loan in non-performing status as of December 31, 2019 and December 31, 2018, respectively.
The following table presents the activity in the Company's allowance for loan losses (dollars in thousands):

	Year Ended December 31,
	2019	2018
Beginning of period	$4,836	$1,466
Loan loss provision/(recovery)	3,007	3,370
Charge-offs	(6,922)	—
Ending allowance for loan losses	$921	$4,836
As of December 31, 2019 and December 31, 2018, the Company's total commercial mortgage loan portfolio, excluding commercial mortgage loans accounted for under the fair value option, was comprised of 122 and 100 loans, respectively.
The following table represents the composition by loan type of the Company's commercial mortgage loans portfolio, excluding commercial mortgage loans, held for investment (dollars in thousands).

	December 31, 2019		December 31, 2018
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$1,491,971	53.9%	$1,001,540	45.2%
Office	414,772	15.0%	357,819	16.1%
Hospitality	446,562	16.1%	347,080	15.6%
Industrial	118,743	4.3%	65,871	3.0%
Retail	111,620	4.0%	262,622	11.8%
Mixed Use	58,808	2.1%	120,647	5.4%
Self Storage	67,767	2.4%	49,957	2.2%
Land	16,400	0.6%	16,400	0.7%
Manufactured Housing	44,656	1.6%	—	—%
Total	$2,771,299	100%	$2,221,936	100%

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

As of December 31, 2019 and December 31, 2018, the Company's total commercial mortgage loans, held-for-sale, measured at fair value was comprised of 7 and 7 loans, respectively. As of December 31, 2019 and December 31, 2018, the contractual principal outstanding of commercial mortgage loans, held-for-sale, measured at fair value was $112.5 million and $77.1 million, respectively. As of December 31, 2019 and December 31, 2018, none of the Company's commercial mortgage loans, held-for-sale, measured at fair value were in default or greater than 90 days past due.
The following table represents the composition by loan type of the Company's commercial mortgage loans, held-for-sale, measured at fair value (dollars in thousands):

	December 31, 2019		December 31, 2018
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$78,250	69.6%	$34,000	44.1%
Industrial	23,625	21.0%	—	—%
Hospitality	8,000	7.1%	27,800	36.1%
Retail	2,613	2.3%	—	—%
Office	—	—%	15,300	19.8%
Total	$112,488	100.0%	$77,100	100.0%
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
All commercial mortgage loans, excluding loans classified as commercial mortgage loans, held-for-sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2.0. As of December 31, 2019 and December 31, 2018, the weighted average risk ratings of loans were 2.1 and 2.1, respectively.
The following table represents the allocation by risk rating for the Company's commercial mortgage loans, excluding loans classified as commercial mortgage loans, held-for-sale, measured at fair value:

December 31, 2019			December 31, 2018
Risk Rating	Number of Loans	Par Value	Risk Rating	Number of Loans	Par Value
1	—	$—	1	2	23,250
2	113	2,452,330	2	87	1,965,186
3	8	298,994	3	9	202,400
4	1	19,975	4	1	14,300
5	—	—	5	1	16,800
	122	$2,771,299		100	$2,221,936
As of December 31, 2019, the Company had 1 loan on non-accrual status with an unpaid principal balance of $57.1 million that had interest past due for greater than 90 days.
As of December 31, 2018, the Company had 1 loan on non-accrual status with an unpaid principal balance of $14.3 million that had interest past due for greater than 90 days.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

For the year ended December 31, 2019 and December 31, 2018, the activity in the Company's commercial mortgage loans, held-for-investment portfolio was as follows (dollars in thousands):

	Year Ended December 31,
	2019	2018
Balance at Beginning of Year	$2,206,830	$1,402,046
Acquisitions and originations	1,326,983	1,608,512
Principal repayments	(771,774)	(778,520)
Discount accretion/premium amortization	6,264	4,648
Loans transferred from/(to) commercial real estate loans, held-for-sale	10,100	(16,750)
Net fees capitalized into carrying value of loans	(5,339)	(9,736)
Loan Loss recovery/(provision)	(3,007)	(3,370)
Charge-off from allowance	6,922	—
Transfer on deed in lieu of foreclosure to real estate owned	(14,937)	—
Balance at End of Period	$2,762,042	$2,206,830
As of December 31, 2019, the Company wrote off a commercial mortgage loan, held for investment, with a carrying value $14.9 million in exchange for the possession of a REO investment at a fair value of $8.1 million at the time of the transfer. The $8.1 million REO investment is comprised of $8.1 million of real property (building and improvements) and $0.0 million of personal property (furniture, fixture, and equipment). The transfer occurred when the Company took possession of the property by completing a deed-in-lieu of foreclosure transaction which resulted in a charge-off of $6.4 million that was taken through the loan loss provision in prior periods as well as $0.5 million of additional loan loss provision at the time of transfer. The Company accounted for the REO acquired during the period ended December 31, 2019 as an asset acquisition. The results of operations of the REO have been included in the Company’s consolidated statements of operations since the acquisition date.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 4 - Real Estate Securities
The following is a summary of the Company's real estate securities, CMBS (dollars in thousands):

December 31, 2019
Type	Interest Rate	Maturity	Par Value	Fair Value
CMBS 1	4.7%	5/15/2028	$13,250	$13,274
CMBS 2	3.8%	6/15/2032	12,131	12,151
CMBS 3	4.1%	2/15/2036	40,000	40,186
CMBS 4	3.7%	5/15/2036	18,500	18,535
CMBS 5	3.1%	4/15/2034	15,000	15,019
CMBS 6	3.2%	5/15/2037	13,500	13,525
CMBS 7	3.4%	5/15/2037	15,000	15,028
CMBS 8	3.2%	6/15/2037	7,000	7,013
CMBS 9	3.6%	2/15/2036	9,600	9,641
CMBS 10	3.5%	8/15/2036	10,000	10,027
CMBS 11	3.6%	6/15/2037	8,000	8,015
CMBS 12	3.3%	7/15/2038	13,000	13,022
CMBS 13	3.3%	9/15/2037	32,000	32,074
CMBS 14	3.7%	9/15/2037	24,000	24,084
CMBS 15	3.3%	10/19/2038	50,000	50,094
CMBS 16	3.7%	10/19/2038	26,000	26,029
CMBS 17	3.2%	6/15/2034	15,000	15,022
CMBS 18	3.5%	6/15/2034	6,500	6,509
CMBS 19	3.9%	6/15/2034	12,000	12,022
CMBS 20	3.1%	12/15/2029	20,000	20,021
CMBS 21	3.4%	12/15/2029	25,000	25,025

December 31, 2018
Type	Interest Rate	Maturity	Par Value	Fair Value
CMBS 1	5.4%	5/15/2022	$13,250	$13,164
CMBS 2	4.6%	6/26/2025	13,500	13,248
The Company classified its CMBS investments as available-for-sale as of December 31, 2019 and December 31, 2018. These investments are reported at fair value in the consolidated balance sheets with changes in fair value recorded in accumulated other comprehensive income (loss).
The following table shows the amortized cost, unrealized gain/(loss) and fair value of the Company's CMBS investments (dollars in thousands):

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2019	$387,294	$1	$(979)	$386,316
December 31, 2018	$26,871	$—	(459)	$26,412

As of December 31, 2019 the Company held 21 CMBS positions with an aggregate carrying value of $387.3 million and an unrealized loss of $1.0 million, of which 2 positions had an unrealized loss for a period greater than twelve months. As of December 31, 2018, the Company held 2 CMBS positions with an aggregate carrying value of $26.9 million and an unrealized loss of $0.5 million of which no positions had an unrealized loss for a period greater than twelve months.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The following table provides information on the amounts of gain/(loss) on the Company's real estate securities, CMBS, available-for-sale (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Unrealized gain/(loss) available-for-sale securities	$(978)	$(459)	$19
Reclassification of net (gain)/loss on available-for-sale securities included in net income (loss)	—	—	481
Unrealized gain/(loss) available-for-sale securities, net of reclassification adjustment	$(978)	$(459)	$500
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 5 - Real Estate Owned

The following table summarizes the Company's real estate asset acquisitions for the twelve months ended December 31, 2019 (dollars in thousands):

As of December 31, 2019
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
August 2019 (1)(2)	Hotel	Chicago, IL	$—	$8,110	$—	$(86)	$8,024
October 2019 (1)	Office	Jeffersonville, IN	1,887	25,554	—	(133)	27,309
			$1,887	$33,664	$—	$(219)	$35,333
________________________
(1)Refer to Note 2 for the useful life of the above assets
(2)Represents assets acquired by the Company by completing a deed-in-lieu of foreclosure transaction
Depreciation expense for the twelve months ended December 31, 2019 totaled $0.2 million.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 6 - Leases
Operating Right of Use Asset
The following table summarizes the Company's operating right of use asset recognized in the consolidated balance sheet for the twelve months ended December 31, 2019 (dollars in thousands):

Acquisition Date	Property Type	Primary Location(s)	Operating Right of Use Asset Gross	Accumulated Amortization	Operating Right of Use Asset, net of Amortization
August 2019	Hotel	Chicago, IL	$6,109	$(130)	$5,979
			$6,109	$(130)	$5,979
Operating Lease Liabilities
On August 19, 2019, in conjunction with the deed-in-lieu of foreclosure transaction (see Note 3), the Company assumed a non-cancelable ground lease for the land on which the property is located and classified the lease as an operating lease. The ground lease requires monthly rental payments with annual increases of 3%. The initial term of the lease expires in 2067 and can be renewed for a sixty-year period. Rent expense for this operating lease for the twelve months ended December 31, 2019 totaled $0.3 million.
The following table summarizes the Company's schedule of minimum future lease payments (dollars in thousands):

Minimum Future Lease Payments	December 31, 2019
2020	$398
2021	410
2022	422
2023	435
2024	448
2025 and beyond	39,438
Total undiscounted lease payments	$41,551
Less: Amount representing interest	(35,415)
Present value of lease liability	$6,136
The discount rate used to calculate the lease liability is 9% and the remaining lease term is 47.95 years.
Intangible Lease Asset
The following table summarizes the Company's intangible lease asset recognized in the consolidated balance sheet for the twelve months ended December 31, 2019 (dollars in thousands):

Acquisition Date	Property Type	Primary Location(s)	Intangible Lease Asset Gross	Accumulated Amortization	Intangible Lease Asset, net of Amortization
October 2019	Office	Jeffersonville, IN	$14,509	$(131)	$14,377
			$14,509	$(131)	$14,377
Rental Income
On October 15, 2019, the Company purchased an existing triple net lease. The minimum rental amount due under the lease is subject to annual increases of 1.5%. The initial term of the lease expires in 2036 and contains renewal options for four consecutive five-year terms. The remaining lease term is 17.3 years. Rental income for this operating lease for the twelve months ended December 31, 2019 totaled $0.6 million.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The following table summarizes the Company's schedule of future minimum rents to be received (dollars in thousands):

Minimum Rent	December 31, 2019
2020	$2,530
2021	2,568
2022	2,607
2023	2,646
2024	2,686
2025 and beyond	36,895
Total minimum rent	$49,932
Amortization Expense
Intangible lease assets are amortized using the straight-line method over the contractual life of the lease, of a period up to 20 years. The weighted average life of intangible assets as of December 31, 2019 is approximately 17.3 years. Amortization expense for the twelve months ended December 31, 2019 totaled $0.2 million.
The following table summarizes the Company's expected amortization for intangible assets over the next five years, assuming no further acquisitions or dispositions (dollars in thousands):

Amortization Expense	December 31, 2019
2020	$(825)
2021	(825)
2022	(825)
2023	(825)
2024	(825)
Note 7 - Debt
Repurchase Agreements - Commercial Mortgage Loans
The Company entered into repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), U.S Bank National Association (the "USB Repo Facility"), Barclays Bank PLC (the "Barclays Revolver Facility" and the "Barclays Repo Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, USB Repo Facility, WF Repo Facility, Barclays Revolver Facility, and Barclays Repo Facility, the "Repo Facilities").
The Repo Facilities are financing sources through which the Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 65% to 80% of the principal amount of the mortgage loan being pledged.
The details of the Company's Repo Facilities at December 31, 2019 and December 31, 2018 are as follows (dollars in thousands):

As of December 31, 2019
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Initial Term Maturity
JPM Repo Facility (2)	$300,000	$107,526	$6,862	4.51%	1/30/2021
USB Repo Facility (3)	100,000	—	622	N/A	6/15/2020
CS Repo Facility (4)	300,000	87,375	5,563	4.84%	3/27/2020
WF Repo Facility (5)	175,000	24,942	1,333	3.65%	11/21/2020
Barclays Revolver Facility (6)	100,000	—	976	N/A	9/20/2021
Barclays Repo Facility (7)	300,000	32,700	1,260	3.80%	3/15/2022
Total	$1,275,000	$252,543	$16,616
________________________

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

(1) For the year ended December 31, 2019. Includes amortization of deferred financing costs.
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
(7) Includes two one-year extensions at the Company's option.

As of December 31, 2018
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Initial Term Maturity
JPM Repo Facility (2)	$520,000	$72,906	$7,838	4.55%	1/30/2020
GS Repo Facility (3)	—	—	470	N/A	12/27/2018
USB Repo Facility (4)	100,000	—	594	4.71%	6/15/2020
CS Repo Facility (5)	300,000	76,534	6,594	4.69%	6/19/2019
WF Repo Facility (6)	175,000	—	86	4.71%	11/21/2020
Barclays Facility (7)	100,000	—	1,445	6.24%	9/19/2019
Total	$1,195,000	$149,440	$17,027
________________________
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
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of December 31, 2019 and December 31, 2018, the Company is in compliance with all debt covenants.
Other financing and loan participation - Commercial Mortgage Loans
On December 11, 2018, the Company transferred $10.0 million of its interest in a term loan to City National Bank ("City National Financing") via a participation agreement. As of December 31, 2019, the City National Financing accrued interest at an annual rate of 4.6% The Company incurred $0.2 million of interest expense on the City National Financing for the year ended December 31, 2019. On April 10, 2019, the Company terminated the participation agreement with City National Bank and paid off the $10.0 million under the participation agreement.
Mortgage Note Payable
On October 15, 2019, the Company obtained a commercial mortgage loan for $29.2 million related to the real estate owned portfolio. As of December 31, 2019 the loan accrued interest at an annual rate of 3.85%. The Company incurred $0.2 million of interest expense for the year ended December 31, 2019.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
Below is a summary of the Company's MRAs as of December 31, 2019 and 2018 (dollars in thousands):

As of December 31, 2019				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (1)	Interest Rate	Days to Maturity
JP Morgan Securities LLC	83,353	124	93,500	2.53%	20
Wells Fargo Securities, LLC	178,304	1,199	209,873	2.94%	11
Barclays Capital Inc.	40,720	221	47,475	2.81%	23
Citigroup Global Markets, Inc.	91,982	413	103,453	2.69%	19
Total/Weighted Average	394,359	1,957	454,301	2.79%	16

As of December 31,2018				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (1)	Interest Rate	Days to Maturity
JP Morgan Securities LLC	21,961	27	26,750	3.67%	18
Wells Fargo Securities, LLC	22,578	47	28,223	3.93%	11
Total/Weighted Average	44,539	74	54,973	3.80%	15
________________________
(1) Includes $68.5 million and $28.2 million of CLO notes, held by the Company, which is eliminated within the Real estate securities, at fair value line of the consolidated balance sheets as of as of December 31, 2019 and December 31, 2018, respectively.
Collateralized Loan Obligation
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
As of December 31, 2019 and December 31, 2018 the notes issued by BSPRT 2017-FL2 Issuer, a wholly owned indirect subsidiary of the Company, are collateralized by interests in a pool of 5 and 12 mortgage assets having a total principal balance of $100.8 million and $244.6 million, respectively (the “2017-FL2 Mortgage Assets”). The sale of the 2017-FL2 Mortgage Assets to BSPRT 2017-FL2 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of November 29, 2017, between the Company and BSPRT 2017-FL2 Issuer.
As of December 31, 2019 and December 31, 2018 the notes issued by BSPRT 2018-FL3 Issuer, Ltd. and BSPRT 2018-FL3 Co-Issuer, LLC, wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 41 and 41 mortgage assets having a principal balance of $523.2 million and $609.3 million, respectively (the "2018-FL3 Mortgage Assets"). The sale of the 2018-FL3 Mortgage Assets to BSPRT 2018-FL3 Issuer, Ltd. is governed by a Mortgage Asset Purchase Agreement dated as of April 5, 2018, between the Company and BSPRT 2018-FL3 Issuer, Ltd.
As of December 31, 2019 and December 31, 2018 the notes issued by BSPRT 2018-FL4 Issuer, Ltd. and BSPRT 2018-FL4 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 49 and 41 mortgage assets having a principal balance of $867.9 million and $859.3 million, respectively (the "2018-FL4 Mortgage Assets"). The sale of the 2018-FL4 Mortgage Assets to BSPRT 2018-FL4 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of October 12, 2018, between the Company and BSPRT 2018-FL4 Issuer.
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
December 31, 2019

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
As of December 31, 2019, the notes issued by BSPRT 2019-FL5 Issuer, Ltd. and BSPRT 2019-FL5 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 48 mortgage assets having a principal balance of $809.4 million, respectively (the "2019-FL5 Mortgage Assets"). The sale of the 2019-FL5 Mortgage Assets to BSPRT 2019-FL5 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of May 30, 2019, between the Company and BSPRT 2019-FL5 Issuer.
The Company, through its wholly-owned subsidiaries, holds the preferred equity tranches of all four of the above CLOs of approximately $305.4 million and $288.8 million as of December 31, 2019 and December 31, 2018, respectively. The following table represents the terms of the notes issued by the 2017-FL1 Issuer, 2017-FL2 Issuer, 2018-FL3 Issuer, 2018-FL4 Issuer, and 2019-FL5 Issuer (the "CLOs), respectively, as of December 31, 2019 (dollars in thousands):

CLO Facility	Tranche	Par Value Issued	Par Value Outstanding (1)	Interest Rate	Maturity Date
2017-FL2 Issuer	Tranche A	$237,970	$—	1M LIBOR + 82	10/15/2034
2017-FL2 Issuer	Tranche A-S	36,357	—	1M LIBOR + 110	10/15/2034
2017-FL2 Issuer	Tranche B	26,441	—	1M LIBOR + 140	10/15/2034
2017-FL2 Issuer	Tranche C	25,339	—	1M LIBOR + 215	10/15/2034
2017-FL2 Issuer	Tranche D	35,255	21,444	1M LIBOR + 345	10/15/2034
2018-FL3 Issuer	Tranche A	286,700	286,700	1M LIBOR + 105	10/15/2034
2018-FL3 Issuer	Tranche A-S	77,775	77,775	1M LIBOR + 135	10/15/2034
2018-FL3 Issuer	Tranche B	41,175	41,175	1M LIBOR + 165	10/15/2034
2018-FL3 Issuer	Tranche C	39,650	39,650	1M LIBOR + 255	10/15/2034
2018-FL3 Issuer	Tranche D	42,700	42,700	1M LIBOR + 345	10/15/2034
2018-FL4 Issuer	Tranche A	416,827	416,827	1M LIBOR + 105	9/15/2035
2018-FL4 Issuer	Tranche A-S	73,813	73,813	1M LIBOR + 130	9/15/2035
2018-FL4 Issuer	Tranche B	56,446	56,446	1M LIBOR + 160	9/15/2035
2018-FL4 Issuer	Tranche C	68,385	68,385	1M LIBOR + 210	9/15/2035
2018-FL4 Issuer	Tranche D	57,531	57,531	1M LIBOR + 275	9/15/2035
2019-FL5 Issuer	Tranche A	407,025	407,025	1M LIBOR + 115	5/15/2029
2019-FL5 Issuer	Tranche A-S	76,950	76,950	1M LIBOR + 148	5/15/2029
2019-FL5 Issuer	Tranche B	50,000	50,000	1M LIBOR + 140	5/15/2029
2019-FL5 Issuer	Tranche C	61,374	61,374	1M LIBOR + 200	5/15/2029
2019-FL5 Issuer	Tranche D	48,600	24,300	1M LIBOR + 240	5/15/2029
2019-FL5 Issuer	Tranche E	20,250	20,250	1M LIBOR + 285	5/15/2029
		$2,186,563	$1,822,345
________________________
(1) Excludes $261.4 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of December 31, 2019.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The following table represents the terms of the notes issued by the 2017-FL1 Issuer, 2017-FL2 Issuer, 2018-FL3 Issuer, and 2018-FL4 Issuer, (the "CLOs), respectively, as of December 31, 2018 (dollars in thousands):

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
________________________
(1) Excludes $186.5 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of December 31, 2018.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The below table reflects the total assets and liabilities of the Company's four CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of December 31, 2019 and December 31, 2018 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE.

Assets (dollars in thousands)	December 31, 2019	December 31, 2018
Cash and cash equivalents (1)	$89,946	$74,157
Commercial mortgage loans, held for investment, net (2)	2,294,663	1,921,428
Accrued interest receivable	6,254	6,353
Total Assets	$2,390,863	$2,001,938

Liabilities
Notes payable (3)(4)	$2,064,601	$1,712,129
Accrued interest payable	2,576	3,163
Total Liabilities	$2,067,177	$1,715,292
________________________
(1) Includes $89.3 million and $73.7 million of cash held by the servicer related to CLO loan payoffs as of December 31, 2019 and December 31, 2018.
(2) The balance is presented net of allowance for loan loss of $0.8 million and $0.6 million as of December 31, 2019 and December 31, 2018, respectively.
(3) Includes $261.4 million and $186.5 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of December 31, 2019 and December 31, 2018.
(4) The balance is presented net of deferred financing cost and discount of $19.2 million and $20.4 million as of December 31, 2019 and December 31, 2018, respectively.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 8 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share for the years ended December 31, 2019, 2018 and 2017, respectively (dollars in thousands, except share amounts):

	Year Ended December 31,
Numerator	2019	2018	2017
Net income	$83,924	$52,825	$33,779
Less: Preferred stock dividends	15,337	3,644	—
Less: Undistributed earnings allocated to preferred stock	1,673	—	—
Net income attributable to common shareholders (for basic and diluted earnings per share)	66,914	49,181	33,779

Denominator
Weighted-average common shares outstanding for basic earnings per share	41,859,142	34,268,707	31,772,231
Effect of dilutive shares:
Unvested restricted shares	12,504	14,229	12,658
Weighted-average common shares outstanding for diluted earnings per share	41,871,646	36,779,735	31,784,889

Basic earnings per share	$1.60	$1.44	$1.06
Diluted earnings per share	$1.60	$1.44	$1.06

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 9 - Stock Transactions
As of December 31, 2019 and December 31, 2018, the Company had 43,916,815 and 39,303,710 shares of common stock outstanding, respectively, including shares issued pursuant to the Company's distribution reinvestment plan (the "DRIP"), share repurchases and unvested restricted shares. As of December 31, 2019, the Company had $10.7 million outstanding of binding purchase commitments for common stock. As of December 31, 2018, the Company did not have any outstanding binding purchase commitments for common stock.
As of December 31, 2019 and December 31, 2018, the Company had 40,500 and 29,249 shares of Series A Preferred Stock outstanding, respectively and 1,400 and 0 shares of Series C Preferred Stock outstanding, respectively. As of December 31, 2019 and 2018, the Company did not have any outstanding of binding purchase commitments for Series A or Series C Preferred Stock.
The following tables present the activity in the Company's Series A Preferred Stock for the periods ended December 31, 2019 and December 31, 2018, respectively (dollars in thousands, except share amounts):

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2018	29,249	$145,786
Issuance of Preferred Stock	11,247	56,233
Dividends paid in Preferred Stock	4	24
Offering costs	—	—
Amortization of offering costs	—	101
Ending Balance, December 31, 2019	40,500	$202,144

	Shares	Amount
Beginning Balance, December 31, 2017	—	$—
Issuance of Preferred Stock	29,249	146,245
Offering costs	—	(510)
Amortization of offering costs	—	51
Ending Balance, December 31, 2018	29,249	$145,786
The following tables present the activity in the Company's Series C Preferred Stock for the period ended December 31, 2019, (dollars in thousands, except share amounts):

Series C Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2018	—	$—
Issuance of Preferred Stock	1,400	6,998
Dividends paid in Preferred Stock	—	—
Offering costs	—	(33)
Amortization of offering costs	—	1
Ending Balance, December 31, 2019	1,400	$6,966
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

For the years ended December 31, 2019 and December 31, 2018, the Company declared daily common stock distributions equivalent to 1.44 per annum per share, respectively. For the years ended December 31, 2019 and December 31, 2018, the Company declared monthly Preferred Stock dividends per share equivalent to the amount of common stock distributions that would be paid on a conversion of Preferred Stock into common stock.
As of December 31, 2019 and December 31, 2018, the Company had declared but unpaid common stock distributions of $5.4 million and $4.7 million, respectively. Additionally, as of December 31, 2019 and December 31, 2018, the Company had declared but unpaid distributions of $1.5 million and $1.1 million for Series A Preferred Stock, respectively and $0.1 million and $0.0 million for Series C Preferred Stock, respectively. These amounts are included in Distributions payable on the Company’s consolidated balance sheets.
The Company distributed $59.7 million during the year ended December 31, 2019, comprised of $45.8 million in cash and $13.9 million in shares of common stock issued under the DRIP. The Company distributed $48.5 million during the year ended December 31, 2018, comprised of $34.5 million in cash and $14.0 million in shares of common stock issued under the DRIP.
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
The Company’s most recent estimated per-share NAV is $18.57, as determined by the board of directors, as of September 30, 2019. The Company’s GAAP book value per share as of December 31, 2019 is $18.60.
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
December 31, 2019

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
The following table reflects the number of shares repurchased under the SRP cumulatively through December 31, 2019:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2018	3,845	2,800,414	$20.65
January 1 - January 31, 2019(1)	845	387,530	18.60
February 1 - February 28, 2019	—	—	N/A
March 1 - March 31, 2019	—	—	N/A
April 1 - April 30, 2019	—	—	N/A
May 1 - May 31, 2019	—	—	N/A
June 1 - June 30, 2019	—	—	N/A
July 1 - July 31, 2019(2)	1,188	354,323	18.65
August 1 - August 31, 2019	—	—	N/A
September 1 - September 30, 2019	—	—	N/A
October 1 - October 31, 2019	—	—	N/A
November 1 - November 30, 2019	—	—	N/A
December 1 - December 31, 2019	—	—	N/A
Cumulative as of December 31, 2019	5,878	3,542,267	$20.23
________________________
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
Note 10 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of December 31, 2019 and 2018, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	December 31, 2019	December 31, 2018
2019	—	34,667
2020	90,519	176,760
2021	100,861	106,940
2022	56,863	—
2023	8,637	—
2024	5,450	—
2025 and beyond	—	—
	262,330	318,367
The borrowers are required to meet or maintain certain metrics in order to qualify for the unfunded commitment amounts.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.
Note 11 - Related Party Transactions and Arrangements
Advisory Agreement Fees and Reimbursements
Pursuant to the Advisory Agreement, the Company makes or was required to make the following payments and reimbursements to the Advisor:
•The Company reimburses the Advisor’s costs of providing services pursuant to the Advisory Agreement, except the salaries and benefits paid by the Advisor to the Company’s executive officers.
•The Company pays the Advisor, or its affiliates, a monthly asset management fee equal to one-twelfth of 1.5% of stockholders' equity as calculated pursuant to the Advisory Agreement.
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
•The Company reimburses the Advisor for insourced expenses incurred by the Advisor on the Company's behalf related to selecting, evaluating, originating and acquiring investments in an amount up to 0.5% of the principal amount funded by the Company to originate or acquire commercial mortgage loans and up to 0.5% of the anticipated net equity funded by the Company to acquire real estate securities investments.
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the years ended December 31, 2019, 2018 and 2017 and the associated payable as of December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,			Payable as of December 31,
	2019	2018	2017	2019	2018
Acquisition fees and acquisition expenses (1)	$900	$452	$4,197	$225	$1
Administrative services expenses	16,363	13,446	6,765	1,238	1,224
Asset management and subordinated performance fee	16,226	10,299	9,273	3,326	1,072
Other related party expenses(2)	1,610	1,259	394	—	932
Total related party fees and reimbursements	$35,099	$25,456	$20,629	$4,789	$3,229
________________________
(1) Total acquisition fees and expenses paid during the years ended December 31, 2019, 2018 and 2017 were $8.4 million, $8.1 million and $10.2 million respectively, of which $7.5 million, $7.6 million and $6.0 million were capitalized within the commercial mortgage loans, held for investment line of the consolidated balance sheets for years ended December 31, 2019, 2018 and 2017.
(2) These are primarily related to reimbursable costs incurred related to the increase in loan origination activities. These amounts are included in Other expenses in the Company's consolidated statements of operations.
The payables as of December 31, 2019 and 2018 in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
Purchases of Common Stock and Preferred Stock
Refer to Note 9 - Stock Transactions for a description of the Company’s private placements. Officers of the Company and other employees of the Advisor and its affiliates (“Manager Investors”), as well as members of the Company's board of directors, have acquired common stock and Series A preferred stock in these private placements on substantially the same terms applying to purchases by third party accredited investors unaffiliated with the Company or the Advisor. The Manager Investors acquired an aggregate of $2.4 million of common stock in these private placements during the year ended December 31, 2019. During the year ended December 31, 2019, each independent member of the Company's board of directors acquired 5,984 shares of common stock in these private placements for an aggregate purchase price of $0.4 million.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Other Transactions
On February 22, 2018, the Company purchased commercial mortgage loans, held-for-sale from an entity that is an affiliate of our Advisor, for an aggregate purchase price of $27.8 million. The purchase of the commercial mortgage loans and the $27.8 million purchase price were approved by the Company’s board of directors. On April 18, 2018, the Company sold $23.3 million of these commercial mortgage loans into a CMBS securitization. The remaining $4.5 million of principal, with carrying value of $3.9 million, of these commercial mortgage loans are recorded in commercial mortgage loans, held-for-investment, on the consolidated balance sheet as of December 31, 2019.
Note 12 - Share-Based Compensation
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
As of December 31, 2019, the Company had granted 34,106 restricted shares to its independent directors, of which 5,333 were forfeited and 20,207 have vested, leaving a balance of 8,566 unvested restricted shares. As of December 31, 2018, the Company had granted 31,970 restricted shares to its independent directors, of which 5,333 were forfeited and 12,935 have vested, leaving a balance of 13,702 unvested restricted shares. The compensation expense associated with the restricted share grants was $0.2 million, $0.2 million and $0.1 million, for the years ended December 31, 2019, 2018 and 2017, respectively and are included within Other expenses line on the consolidated statements of operations.
Note 13 - Fair Value of Financial Instruments
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
December 31, 2019

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
Financial Instruments Measured at Fair Value on a Recurring Basis
CMBS is recorded in real estate securities, available for sale, measured at fair value on the consolidated balance sheets, are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, and recent trades of similar real estate securities. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of December 31, 2019, the Company obtained third party pricing for determining the fair value of each CMBS investment, which resulted in a Level II classification. As of December 31, 2018, the Company classified the real estate securities, available for sale, measured at fair value as Level III.
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were six transfers out of Level III of the fair value hierarchy during the year ended December 31, 2019.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of December 31, 2019 and December 31, 2018 (dollars in thousands):

	Total	Level I	Level II	Level III
December 31, 2019
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$386,316	$—	$386,316	$—
Commercial mortgage loans, held-for-sale, measured at fair value	112,562	—	—	112,562
Other real estate investments, measured at fair value	2,557	—	—	2,557
Credit default swaps	59	—	59	—
Interest rate swaps	325	—	325	—
Treasury note futures	735	735	—	—
Total assets, at fair value	$502,554	$735	$386,700	$115,119

Liabilities at FV
Credit default swaps	$1,581	$—	$1,581	$—
Total liabilities, at fair value	1,581	—	1,581	—

December 31, 2018
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$26,412	$—	$—	$26,412
Commercial mortgage loans, held-for-sale, measured at fair value	76,863	—		76,863
Credit default swaps	640	—	640	—
Interest rate swaps	206	—	206	—
Total assets, at fair value	$104,121	$—	$846	$103,275

Liabilities, at fair value
Interest rate swaps	$256	$—	$256	$—
Treasury note futures	1,063	1,063	—	—
Total liabilities, at fair value	$1,319	$1,063	$256	$—

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. As a result, the unrealized gains and losses for assets and liabilities within the Level III category may include changes in fair value that were attributable to both observable and unobservable inputs. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of December 31, 2019 and December 31, 2018 (dollars in thousands).

Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
December 31, 2019
Commercial mortgage loans, held-for-sale, measured at fair value	$112,562	Discounted Cash Flow	Yield	4.9%	4.7% - 5.2%
Other real estate investments, measured at fair value	2,557	Discounted Cash Flow	Yield	12.4%	11.4% - 13.4%
December 31, 2018
Commercial mortgage loans, held-for-sale, measured at fair value	$76,863	Discounted Cash Flow	Yield	6.3%	4.7% - 11.3%
Real estate securities, available for sale, measured at fair value	26,412	Broker Quotes	Yield	5.5%	4.0% - 6.0%
________________________
(1) In determining certain inputs, the Company evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies and company specific developments including exit strategies and realization opportunities. The Company has determined that market participants would take these inputs into account when valuing the investments.
(2) Inputs were weighted based on the fair value of the investments included in the range.
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	December 31, 2019
	Commercial mortgage loans, held-for-sale, measured at fair value	Real estate securities, available for sale, measured at fair value	Other real estate investments, measured at fair value
Beginning balance, January 1, 2019	$76,863	$26,412	$—
Transfers into Level III	—	—	—
Total realized and unrealized gain (loss) included in earnings:
Realized gain (loss) on sale of real estate securities	—	—	—
Realized gain (loss) on sale of commercial mortgage loan held-for-sale	37,832	—	—
Unrealized gain (loss) on commercial mortgage loans held-for-sale and other real estate investments	312	—	47
Net accretion	—	—	—
Unrealized gain (loss) included in OCI (1)	—	—	—
Purchases	1,015,677	—	2,510
Sales / paydowns	(1,008,050)	—	—
Cash repayments / receipts	—	—	—
Transfers out of Level III	(10,072)	(26,412)	—
December 31, 2019 balance	$112,562	$—	$2,557

	December 31, 2018
	Commercial mortgage loans, held-for-sale, measured at fair value	Real estate securities, available for sale, measured at fair value	Other real estate investments, measured at fair value
Beginning balance, January 1, 2018	$28,531	$—	$—
Transfers into Level III	—	—	—
Total realized and unrealized gain (loss) included in earnings:
Realized gain (loss) on sale of real estate securities	—	(107)	—
Realized gain (loss) on sale of commercial mortgage loan held-for-sale	11,288	—	—
Unrealized gain (loss) on commercial mortgage loans held-for-sale and other real estate investments	(237)	—	—
Net Accretion	—	(76)	—
Unrealized gains (losses) included in OCI (1)	—	(459)	—
Purchases	617,916	39,510	—
Sales / paydowns	(580,635)	(12,456)	—
Cash repayments / receipts	—	—	—
Transfers out of Level III	—	—	—
December 31, 2018 balance	$76,863	$26,412	$—
________________________
(1) Unrealized losses included in Other comprehensive income ("OCI") are attributable to assets held at December 31, 2019 and December 31, 2018.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans, held-for-investment and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of December 31, 2019 and 2018 (dollars in thousands)

		Level	Carrying Amount	Fair Value
December 31, 2019
Commercial mortgage loans, held-for-investment (1)	Asset	III	$2,762,963	$2,784,650
Collateralized loan obligation	Liability	III	1,803,185	1,822,386
Mortgage note payable	Liability	III	29,167	29,167
December 31, 2018
Commercial mortgage loans, held-for-investment (1)	Asset	III	$2,211,666	$2,213,650
Collateralized loan obligation	Liability	III	1,505,279	1,518,127
Other financing and loan participation - commercial mortgage loans	Liability	III	9,902	9,902
________________________
(1) The carrying value is gross of $0.9 million and $4.8 million of allowance for loan losses as of December 31, 2019 and December 31, 2018, respectively.
The fair value of the commercial mortgage loans, held-for-investment is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The Company estimates the fair value of the collateralized loan obligations using external broker quotes. The fair value of the other financing and loan participation-commercial mortgage loans is generally estimated using a discounted cash flow analysis. At December 31, 2019, the Mortgage note payable was initially recorded at transaction proceeds, which are considered to be the best initial estimate of fair value.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 14 - Derivative Instruments
The Company uses derivative instruments primarily to manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.
As of December 31, 2019, the net premiums received on derivative instrument assets were $5.7 million.
The following derivative instruments were outstanding as of December 31, 2019 and December 31, 2018 (dollars in thousands)

		Fair Value
Contract type	Notional	Assets	Liabilities
As of December 31, 2019
Credit default swaps	$94,300	$59	$1,581
Interest rate swaps	42,546	325	—
Treasury note futures	74,000	735	—
Total	$210,846	$1,119	$1,581

As of December 31, 2018
Credit default swaps	$45,000	$640	$—
Interest rate swaps	37,965	206	256
Treasury note futures	49,000	—	1,063
Total	$131,965	$846	$1,319
The following table indicates the net realized and unrealized gains and losses on derivatives, by primary underlying risk exposure, as included in loss on derivative instruments in the consolidated statements of operations for year ended December 31, 2019 and December 31, 2018:

	Year Ended December 31, 2019		Year Ended December 31, 2018
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss	Unrealized (Gain)/Loss	Realized (Gain)/Loss
Credit default swaps	$456	$2,230	$(139)	$(229)
Interest rate swaps	(380)	(269)	351	136
Treasury note futures	(1,798)	1,962	1,162	(1,734)
Options	—	401	—	—
Total	$(1,722)	$4,324	$1,374	$(1,827)

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 15 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's derivative instruments and repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of December 31, 2019 and December 31, 2018 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
December 31, 2019
Derivative instruments, at fair value	$1,119	$—	$1,119	$—	$10,895	$—
December 31, 2018
Derivative instruments, at fair value	$846	$—	$846	$—	$—	$846

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral Pledged (1)	Net Amount
December 31, 2019
Repurchase agreements, commercial mortgage loans	$252,543	$—	$252,543	$394,229	$5,011	$—
Repurchase agreements, real estate securities	394,359	—	394,359	455,301	1,657	—
Derivative instruments, at fair value	1,581	—	1,581	—	3,679	—
December 31, 2018
Repurchase agreements, commercial mortgage loans	$149,440	$—	$149,440	$203,846	$5,010	$—
Repurchase agreements, real estate securities	44,539	—	44,539	54,973	305	—
Derivative instruments, at fair value	1,319	—	1,319	—	7,232	—
________________________
(1) These cash collateral amounts are recorded within the Restricted cash balance on the consolidated balance sheets.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 16 - Segment Reporting
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

•	The real estate owned business represents real estate acquired by the Company through foreclosure, deed in lieu of foreclosure, or purchase.
The following table represents the Company's operations by segment for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 (dollars in thousands):

December 31, 2019	Total	Real Estate Debt and Other Real Estate	Real Estate Securities	TRS	Real Estate Owned
Interest income	$195,299	$181,434	$6,149	$7,716	$—
Revenue from real estate owned	3,169	—	—	—	3,169
Interest expense	90,418	83,597	2,911	3,670	240
Net income	83,924	61,936	3,238	19,130	(380)
Total assets as of December 31, 2019	3,540,620	2,964,233	388,170	131,193	57,024
December 31, 2018
Interest income	$152,288	$144,967	$717	$6,604	$—
Interest expense	70,000	65,521	770	3,709	—
Net income	52,825	50,041	(160)	2,944	—
Total assets as of December 31, 2018	2,606,078	2,492,440	26,474	87,164	—
December 31, 2017
Interest income	$89,564	$87,014	$1,351	$1,199	$—
Interest expense	32,359	30,407	1,254	698	—
Net income	33,779	33,184	269	326	—
Total assets as of December 31, 2017	1,583,661	1,517,021	389	66,251	—
For the purposes of the table above, any expenses not associated with a specific segment have been allocated to the business segments using a percentage derived by using the sum of commercial mortgage loans originated during the year as the denominator and commercial mortgage loans, net and commercial mortgage loans, held-for-sale, measured at fair value as numerator.
Note 17 - Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRS, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRS is not consolidated for U.S. federal income tax purposes, but is instead taxed as a C corporation. For financial reporting purposes, the TRS is consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRS. Total income tax expense for the year ended December 31, 2019, December 31, 2018 and December 31, 2017 were $4.5 million, $0.1 million and $0.2 million, respectively.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

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
Components of the provision for income taxes consist of the following (dollars in thousands):

	Years Ended December 31,
	2019	2018	2017
Current expense (benefit)
U.S. Federal	$4,076	$68	$140
State and local	397	12	61
Total current expense (benefit)	4,473	80	201
Deferred expense (benefit)
U.S. Federal	$10	$(1)	$18
State and local	—	—	6
Total deferred expense (benefit)	10	(1)	24
Provision for income tax expense (benefit)	$4,483	$79	$225
The tax characteristic of $1.44 distributions per common share declared during 2019 was $1.20 ordinary income and $0.24 return of capital. Of the $1.20 of ordinary income, $1.20 represents the amount of the ordinary dividend that may be eligible for the 20% deduction applicable to qualified REIT dividends under Internal Revenue Code Section 199A. The tax characteristics of $430.88 per share of Series A Preferred stock declared during 2019 was all ordinary income. Of the $430.88 of ordinary income, $430.88 represents the amount of the ordinary dividend that may be eligible for the 20% deduction applicable to qualified REIT dividends under Section 199A. The tax characteristics of $35.41 per share of Series C Preferred stock declared during 2019 was all ordinary income. Of the $35.41 of ordinary income, $35.41 represents the amount of the ordinary dividend that may be eligible for the 20% deduction applicable to qualified REIT dividends under Section 199A. The tax characteristics of the $1.44 distributions per common share declared during 2018 was $1.43 ordinary income and $0.01 return of capital. The tax characteristics of the $216.03 distributions per share of Series A Preferred stock declared during 2018 was all ordinary income.
The Company utilizes the TRS to reduce the impact of the prohibited transaction tax and to avoid penalty for the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests. Any income associated with a TRS is fully taxable because the TRS is subject to federal and state income taxes as a domestic C corporation based upon its net income.
Enacted on December 22, 2017, the recently passed Tax Cuts and Jobs Act ("TCJA") made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. Pursuant to this legislation, as of January 1, 2018, (1) the federal income tax rate applicable to corporations is reduced to 21%, (2) the highest marginal individual income tax rate is reduced to 37% (through taxable years ending in 2025), (3) the corporate alternative minimum tax is repealed, and (4) the backup withholding rate for U.S. stockholders is reduced to 24%. Generally, under the new interest expense limitation rules, the Company’s business interest expense deduction cannot exceed the sum of business interest income, 30% of adjusted taxable income (cannot be less than zero), and any floor plan financing interest expense for the taxable year. The Company completed its assessment of the income tax provisions of the sections of the TCJA that were effective for the year ended December 31, 2019, and there were no material amounts recorded.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019

Note 18 - Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2019, 2018 and 2017 (dollars in thousands, except per share data):

	March 31	June 30	September 30	December 31
2019
Net interest income	$26,145	$22,356	$29,349	$27,031
Net income applicable to common stock	16,108	11,036	20,460	19,310
Net income	19,890	14,526	25,913	23,595
Basic net income per share	$0.40	$0.27	$0.48	$0.44
Diluted net income per share	$0.40	$0.27	$0.48	$0.44
Basic weighted average shares outstanding	39,798,215	41,226,805	42,795,038	43,549,406
Diluted weighted average shares outstanding	39,811,304	41,239,548	42,807,773	43,560,937
2018
Net interest income	$10,734	$19,738	$25,823	$25,993
Net income applicable to common stock	5,296	12,086	17,745	14,054
Net income	5,296	12,102	19,000	16,427
Basic net income per share	$0.17	$0.38	$0.49	$0.37
Diluted net income per share	$0.17	$0.38	$0.49	$0.37
Basic weighted average shares outstanding	31,670,518	31,762,199	35,468,648	38,088,364
Diluted weighted average shares outstanding	31,684,832	31,820,527	38,942,428	44,504,418
2017
Net interest income	$13,451	$13,126	$13,350	$17,278
Net income applicable to common stock	6,049	6,281	6,975	14,474
Net income	6,049	6,281	6,975	14,474
Basic net income per share	$0.19	$0.20	$0.22	$0.46
Diluted net income per share	$0.19	$0.20	$0.22	$0.46
Basic weighted average shares outstanding	31,740,256	31,850,897	31,741,679	34,754,734
Diluted weighted average shares outstanding	31,750,045	31,860,444	31,756,503	31,769,048
Basic and diluted earnings per share are computed independently based on the weighted-average shares of common stock and restricted shares outstanding for each period. Accordingly, the sum of the quarterly earnings per share amounts may not agree to the total for the year.
Note 19 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K.
Private Placements
Subsequent to December 31, 2019, the Company sold an additional $10.9 million of common stock at $16.71 per share and $0.1 million of Series A Preferred Stock at $5,000 per share plus accrued dividends to accredited investors.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2019
(Dollars in thousands)

Description	Property Type	Face Amount	Carrying Amount	Interest Rate	Payment Terms	Maturity Date
Senior Debt 1	Retail	$9,450	$9,450	1 month LIBOR + 4.50%	Interest Only	9/9/2020
Senior Debt 2	Office	10,699	10,699	1 month LIBOR + 4.65%	Interest Only	6/9/2020
Senior Debt 3	Industrial	33,655	33,655	1 month LIBOR + 4.00%	Interest Only	11/9/2020
Senior Debt 4	Mixed Use	12,952	12,952	1 month LIBOR + 5.00%	Interest Only	4/9/2020
Senior Debt 5	Office	14,080	14,066	1 month LIBOR + 4.45%	Interest Only	9/9/2020
Senior Debt 6	Office	10,533	10,533	1 month LIBOR + 6.00%	Amortizing Balloon	10/9/2020
Senior Debt 7	Multifamily	38,248	38,249	1 month LIBOR + 3.35%	Amortizing Balloon	1/9/2022
Senior Debt 8	Office	27,662	27,662	1 month LIBOR + 4.15%	Amortizing Balloon	10/9/2020
Senior Debt 9	Multifamily	34,875	34,875	1 month LIBOR + 3.75%	Interest Only	11/9/2020
Senior Debt 10	Hospitality	10,599	10,569	1 month LIBOR + 5.00%	Interest Only	11/9/2020
Senior Debt 11	Hospitality	5,930	5,930	1 month LIBOR + 3.50%	Amortizing Balloon	12/9/2021
Senior Debt 12	Multifamily	18,985	18,983	1 month LIBOR + 3.62%	Interest Only	4/9/2020
Senior Debt 13	Hospitality	57,075	57,075	1 month LIBOR + 5.19%	Interest Only	6/9/2019
Senior Debt 14	Multifamily	58,590	58,117	1 month LIBOR + 4.50%	Interest Only	12/31/2021
Senior Debt 15	Hospitality	10,250	10,221	1 month LIBOR + 5.25%	Interest Only	2/9/2021
Senior Debt 16	Hospitality	23,000	22,890	1 month LIBOR + 4.41%	Interest Only	1/9/2021
Senior Debt 17	Multifamily	19,280	19,273	1 month LIBOR + 3.60%	Interest Only	2/9/2020
Senior Debt 18	Multifamily	12,155	12,151	1 month LIBOR + 3.30%	Interest Only	2/9/2020
Senior Debt 19	Office	24,426	24,429	1 month LIBOR + 4.65%	Interest Only	2/9/2020
Senior Debt 20	Hospitality	21,000	20,951	1 month LIBOR + 4.00%	Interest Only	2/9/2021
Senior Debt 21	Office	20,340	20,326	1 month LIBOR + 3.70%	Interest Only	3/9/2020
Senior Debt 22	Multifamily	20,741	20,671	1 month LIBOR + 4.25%	Interest Only	3/9/2021
Senior Debt 23	Multifamily	42,000	41,907	1 month LIBOR + 3.70%	Interest Only	3/9/2021
Senior Debt 24	Hospitality	19,975	19,958	1 month LIBOR + 4.95%	Interest Only	4/9/2020
Senior Debt 25	Hospitality	27,541	27,460	1 month LIBOR + 4.00%	Interest Only	4/9/2021
Senior Debt 26	Hospitality	21,495	21,438	1 month LIBOR + 4.40%	Interest Only	4/9/2021
Senior Debt 27	Multifamily	33,663	33,624	1 month LIBOR + 3.00%	Interest Only	5/9/2021
Senior Debt 28	Self Storage	4,120	4,110	1 month LIBOR + 4.05%	Interest Only	5/9/2021
Senior Debt 29	Self Storage	6,496	6,480	1 month LIBOR + 4.05%	Interest Only	5/9/2021
Senior Debt 30	Self Storage	7,606	7,585	1 month LIBOR + 5.05%	Interest Only	5/9/2021
Senior Debt 31	Multifamily	90,499	90,322	1 month LIBOR + 3.50%	Interest Only	6/9/2020
Senior Debt 32	Self Storage	2,400	2,392	1 month LIBOR + 4.05%	Interest Only	6/9/2021
Senior Debt 33	Self Storage	6,310	6,293	1 month LIBOR + 5.05%	Interest Only	6/9/2021
Senior Debt 34	Multifamily	22,775	22,698	1 month LIBOR + 3.15%	Interest Only	6/9/2021
Senior Debt 35	Multifamily	11,590	11,572	1 month LIBOR + 3.75%	Interest Only	7/9/2020
Senior Debt 36	Multifamily	66,000	65,768	1 month LIBOR + 3.75%	Interest Only	8/9/2020
Senior Debt 37	Multifamily	17,250	17,222	1 month LIBOR + 3.95%	Interest Only	7/9/2020
Senior Debt 38	Hospitality	22,355	22,291	1 month LIBOR + 4.00%	Interest Only	7/9/2021
Senior Debt 39	Hospitality	34,000	33,939	1 month LIBOR + 4.50%	Interest Only	8/9/2020
Senior Debt 40	Mixed Use	45,856	45,874	1 month LIBOR + 4.87%	Interest Only	7/9/2020

Description	Property Type	Face Amount	Carrying Amount	Interest Rate	Payment Terms	Maturity Date
Senior Debt 41	Multifamily	12,007	11,994	1 month LIBOR + 3.50%	Interest Only	8/9/2020
Senior Debt 42	Multifamily	18,000	17,965	1 month LIBOR + 3.30%	Interest Only	9/9/2020
Senior Debt 43	Office	20,900	20,855	1 month LIBOR + 3.75%	Interest Only	9/9/2020
Senior Debt 44	Office	50,000	49,984	1 month LIBOR + 4.23%	Interest Only	3/9/2020
Senior Debt 45	Self Storage	6,600	6,592	1 month LIBOR + 6.00%	Interest Only	9/9/2020
Senior Debt 46	Multifamily	7,250	7,237	1 month LIBOR + 4.00%	Interest Only	9/9/2020
Senior Debt 47	Multifamily	115,069	114,809	1 month LIBOR + 3.10%	Interest Only	9/9/2020
Senior Debt 48	Office	13,298	13,267	1 month LIBOR + 3.40%	Amortizing Balloon	9/9/2020
Senior Debt 49	Retail	29,500	29,401	6.25%	Interest Only	9/9/2023
Senior Debt 50	Multifamily	25,500	25,505	1 month LIBOR + 3.50%	Interest Only	4/9/2020
Senior Debt 51	Self Storage	12,125	12,088	1 month LIBOR + 5.50%	Interest Only	10/9/2020
Senior Debt 52	Office	37,550	37,464	1 month LIBOR + 3.74%	Interest Only	10/9/2020
Senior Debt 53	Multifamily	15,045	15,016	1 month LIBOR + 3.15%	Interest Only	11/9/2020
Senior Debt 54	Multifamily	21,276	21,227	1 month LIBOR + 3.40%	Interest Only	11/9/2020
Senior Debt 55	Multifamily	29,900	29,834	1 month LIBOR + 3.35%	Interest Only	11/9/2020
Senior Debt 56	Multifamily	38,928	38,821	1 month LIBOR + 3.10%	Interest Only	12/9/2020
Senior Debt 57	Self Storage	17,400	17,358	1 month LIBOR + 4.00%	Interest Only	11/9/2020
Senior Debt 58	Multifamily	10,020	9,986	1 month LIBOR + 3.45%	Interest Only	12/9/2021
Senior Debt 59	Multifamily	73,620	73,322	1 month LIBOR + 3.45%	Interest Only	12/9/2021
Senior Debt 60	Land	16,400	16,359	1 month LIBOR + 6.00%	Interest Only	12/11/2020
Senior Debt 61	Hospitality	8,628	8,597	1 month LIBOR + 4.80%	Amortizing Balloon	1/9/2022
Senior Debt 62	Retail	14,500	14,434	1 month LIBOR + 4.75%	Interest Only	1/9/2021
Senior Debt 63	Industrial	11,358	11,312	1 month LIBOR + 3.95%	Interest Only	1/9/2021
Senior Debt 64	Multifamily	87,700	88,002	1 month LIBOR + 2.99%	Interest Only	1/9/2022
Senior Debt 65	Multifamily	48,500	48,388	1 month LIBOR + 3.75%	Interest Only	1/9/2021
Senior Debt 66	Multifamily	31,906	31,844	1 month LIBOR + 3.25%	Interest Only	2/9/2021
Senior Debt 67	Multifamily	52,031	51,773	1 month LIBOR + 5.20%	Interest Only	8/9/2021
Senior Debt 68	Office	7,200	7,179	1 month LIBOR + 3.90%	Interest Only	2/9/2021
Senior Debt 69	Hospitality	10,000	9,976	1 month LIBOR + 4.95%	Interest Only	9/9/2020
Senior Debt 70	Manufactured Housing	8,356	8,307	1 month LIBOR + 3.90%	Interest Only	3/9/2022
Senior Debt 71	Self Storage	4,710	4,703	1 month LIBOR + 5.00%	Interest Only	4/9/2020
Senior Debt 72	Hospitality	7,620	7,552	1 month LIBOR + 3.44%	Interest Only	4/9/2021
Senior Debt 73	Retail	14,250	14,294	1 month LIBOR + 3.95%	Interest Only	4/9/2021
Senior Debt 74	Hospitality	21,000	20,928	1 month LIBOR + 4.14%	Interest Only	5/9/2021
Senior Debt 75	Office	21,850	21,848	1 month LIBOR + 4.25%	Interest Only	7/9/2020
Senior Debt 76	Multifamily	23,750	23,678	1 month LIBOR + 3.10%	Interest Only	5/9/2022
Senior Debt 77	Multifamily	36,250	36,145	1 month LIBOR + 3.10%	Interest Only	5/9/2022
Senior Debt 78	Retail	13,400	13,360	1 month LIBOR + 4.00%	Interest Only	11/9/2020
Senior Debt 79	Office	41,293	41,104	1 month LIBOR + 3.50%	Interest Only	5/9/2022
Senior Debt 80	Retail	8,500	8,473	1 month LIBOR + 5.00%	Interest Only	12/9/2020
Senior Debt 81	Hospitality	8,180	8,126	1 month LIBOR + 4.50%	Interest Only	6/9/2022
Senior Debt 82	Multifamily	18,100	18,091	1 month LIBOR + 3.40%	Interest Only	6/9/2021
Senior Debt 83	Multifamily	28,250	28,236	1 month LIBOR + 3.40%	Interest Only	6/9/2021
Senior Debt 84	Hospitality	19,900	19,817	1 month LIBOR + 3.48%	Interest Only	6/9/2022
Senior Debt 85	Multifamily	18,553	18,469	1 month LIBOR + 3.10%	Interest Only	6/9/2022

Description	Property Type	Face Amount	Carrying Amount	Interest Rate	Payment Terms	Maturity Date
Senior Debt 86	Office	25,900	25,623	1 month LIBOR + 3.77%	Interest Only	6/9/2022
Senior Debt 87	Hospitality	16,527	16,404	1 month LIBOR + 3.75%	Interest Only	8/9/2022
Senior Debt 88	Hospitality	15,500	15,428	1 month LIBOR + 4.00%	Interest Only	10/9/2022
Senior Debt 89	Hospitality	5,250	5,229	1 month LIBOR + 4.25%	Interest Only	7/9/2021
Senior Debt 90	Hospitality	11,977	11,911	1 month LIBOR + 4.45%	Interest Only	8/9/2022
Senior Debt 91	Multifamily	20,900	20,899	1 month LIBOR + 3.50%	Interest Only	8/9/2020
Senior Debt 92	Hospitality	9,000	8,948	1 month LIBOR + 4.50%	Interest Only	8/9/2021
Senior Debt 93	Multifamily	42,900	42,830	1 month LIBOR + 2.80%	Interest Only	8/9/2021
Senior Debt 94	Retail	9,400	9,356	1 month LIBOR + 4.20%	Interest Only	9/9/2022
Senior Debt 95	Manufactured Housing	12,200	12,142	1 month LIBOR + 3.65%	Interest Only	10/9/2022
Senior Debt 96	Manufactured Housing	24,100	23,989	1 month LIBOR + 3.65%	Interest Only	9/9/2022
Senior Debt 97	Multifamily	4,452	3,906	5.53%	Amortizing Balloon	2/6/2027
Senior Debt 98	Multifamily	23,115	23,005	1 month LIBOR + 2.65%	Interest Only	9/9/2021
Senior Debt 99	Office	29,750	29,643	1 month LIBOR + 3.35%	Interest Only	9/9/2022
Senior Debt 100	Hospitality	34,914	34,752	1 month LIBOR + 3.99%	Amortizing Balloon	11/9/2021
Senior Debt 101	Multifamily	11,490	11,413	1 month LIBOR + 2.65%	Interest Only	11/9/2022
Senior Debt 102	Multifamily	34,733	34,604	1 month LIBOR + 2.75%	Interest Only	11/9/2023
Senior Debt 103	Industrial	51,500	51,093	1 month LIBOR + 3.75%	Interest Only	12/9/2021
Senior Debt 104	Office	21,825	21,682	1 month LIBOR + 3.50%	Interest Only	12/9/2022
Senior Debt 105	Hospitality	7,100	7,064	1 month LIBOR + 4.00%	Interest Only	12/9/2022
Senior Debt 106	Industrial	22,230	22,104	1 month LIBOR + 3.55%	Interest Only	12/9/2023
Senior Debt 107	Multifamily	19,575	19,477	1 month LIBOR + 2.75%	Interest Only	12/9/2022
Senior Debt 108	Multifamily	16,100	16,103	1 month LIBOR + 3.75%	Interest Only	12/9/2020
Senior Debt 109	Multifamily	26,000	25,854	1 month LIBOR + 3.15%	Interest Only	12/9/2022
Senior Debt 110	Retail	9,120	9,122	1 month LIBOR + 5.25%	Interest Only	8/9/2020
Senior Debt 111	Multifamily	25,320	25,230	1 month LIBOR + 2.70%	Interest Only	12/9/2022
Senior Debt 112	Multifamily	7,150	7,088	1 month LIBOR + 4.75%	Interest Only	12/9/2022
Senior Debt 113	Multifamily	25,000	24,874	1 month LIBOR + 3.00%	Interest Only	1/7/2022
Senior Debt 114	Multifamily	8,550	8,497	1 month LIBOR + 2.80%	Interest Only	1/9/2023
Senior Debt 115	Office	27,500	27,308	1 month LIBOR + 5.50%	Interest Only	1/9/2024
Senior Debt 116	Hospitality	17,746	17,367	5.75%	Amortizing Balloon	10/6/2021
Mezzanine Loan 1	Multifamily	3,480	3,490	9.50%	Interest Only	7/1/2024
Mezzanine Loan 2	Office	9,966	9,639	10.00%	Amortizing Balloon	9/6/2024
Mezzanine Loan 3	Multifamily	22,800	22,880	1 month LIBOR + 8.01%	Interest Only	1/9/2022
Mezzanine Loan 4	Retail	3,500	3,501	10.00%	Interest Only	2/6/2029
Mezzanine Loan 5	Multifamily	1,100	1,122	11.01%	Interest Only	12/6/2028
Mezzanine Loan 6	Multifamily	1,000	1,006	11.00%	Interest Only	11/6/2028
		$2,771,299	$2,762,963