Form 10-K/A
period 2019-12-31
Benefit Street Partners Realty Trust, Inc.
filed 2020-03-19
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K/A. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

FORM 10-K/A
Year Ended December 31, 2019

i

Explanatory Paragraph
Benefit Street Partners Realty Trust, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, originally filed with the Securities and Exchange Commission on March 16, 2020 (the “Original Filing”) to add the correct date of the Report of Independent Registered Accounting Firm ("Report"), which was inadvertently omitted from the Original Filing. We possessed manually signed copies of the Report, which included the Report date, when we filed the Original Filing on March 16, 2020. We are also filing as exhibits currently dated certifications by our Chief Executive Officer and Chief Financial Officer and an updated Consent of Independent Registered Public Accounting Firm. For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect this change. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing.

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
(27) Filed as exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 5, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of March, 2020.

Benefit Street Partners Realty Trust, Inc.
By	/s/ Richard J. Byrne
Richard J. Byrne
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Richard J. Byrne	Chief Executive Officer and President	March 19, 2020
Richard J. Byrne	(Principal Executive Officer)

/s/ Jerome S. Baglien	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 19, 2020
Jerome S. Baglien

/s/ Elizabeth K. Tuppeny	Lead Independent Director	March 19, 2020
Elizabeth K. Tuppeny

/s/ Buford Ortale	Director	March 19, 2020
Buford Ortale

/s/ Jamie Handwerker	Director	March 19, 2020
Jamie Handwerker

/s/ Peter McDonough	Director	March 19, 2020
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
March 16, 2020

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