Form 10-Q
period 2020-03-31
Benefit Street Partners Realty Trust, Inc.
filed 2020-05-15
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of April 30, 2020 was 44,373,856.

2

BENEFIT STREET PARTNERS REALTY TRUST, INC.

TABLE OF CONTENTS

i

PART I
Item 1. Consolidated Financial Statements and Notes (unaudited)

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Cash and cash equivalents	$88,960	$87,246
Restricted cash	90,229	21,876
Commercial mortgage loans, held for investment, net of allowance of $21,702 and $921 as of March 31, 2020 and December 31, 2019, respectively	2,640,979	2,762,042
Commercial mortgage loans, held-for-sale, measured at fair value	91,813	112,562
Commercial mortgage loans, held-for-sale	9,619	—
Real estate securities, available for sale, measured at fair value, amortized cost of $509,745 and $387,294 as of March 31, 2020 and December 31, 2019, respectively	441,160	386,316
Derivative instruments, at fair value	1,173	1,119
Other real estate investments, measured at fair value	2,496	2,557
Receivable for loan repayment (1)	28,206	89,317
Accrued interest receivable	15,877	16,308
Prepaid expenses and other assets	10,848	5,322
Intangible lease asset, net of amortization	14,165	14,377
Operating right of use asset, net of amortization	5,902	5,979
Real estate owned, net of depreciation	49,306	35,333
Receivable for unsettled trades	11,152	266
Total assets	$3,501,885	$3,540,620
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$1,739,009	$1,803,185
Repurchase agreements - commercial mortgage loans	234,524	252,543
Repurchase agreements - real estate securities	496,880	394,359
Mortgage note payable	40,167	29,167
Other financing and loan participation - commercial mortgage loans	15,190	—
Derivative instruments, at fair value	5,528	1,581
Interest payable	2,886	4,958
Distributions payable	6,956	6,912
Accounts payable and accrued expenses	10,008	10,925
Due to affiliates	14,038	4,789
Operating lease liabilities	6,176	6,136
Deferred rent revenue	61	150
Total liabilities	$2,571,423	$2,514,705
Commitment and contingencies (See Note 10)
Redeemable convertible preferred stock Series A, $0.01 par value, 60,000 authorized and 40,514 and 40,500 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	$202,235	$202,144
Redeemable convertible preferred stock Series C, $0.01 par value, 20,000 authorized and 1,400 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	$6,962	$6,966
Equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 949,999,000 shares authorized, 44,396,346 and 43,916,815 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	445	441
Additional paid-in capital	910,905	903,310
Accumulated other comprehensive income (loss)	(68,585)	(978)
Accumulated deficit	(121,500)	(85,968)
Total stockholders' equity	$721,265	$816,805
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$3,501,885	$3,540,620
___________________
(1) Includes $28.2 million and $89.3 million of cash held by servicer related to loan payoffs pledged to the CLOs as of March 31, 2020 and December 31, 2019, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Income:
Interest income	$47,854	$46,511
Less: Interest expense	24,492	20,366
Net interest income	23,362	26,145
Revenue from real estate owned	1,629	—
Total Income	$24,991	$26,145

Expenses:
Asset management and subordinated performance fee	3,912	3,644
Acquisition expenses	142	248
Administrative services expenses	4,112	3,963
Professional fees	2,784	2,095
Real estate owned operating expenses	1,645	—
Depreciation and amortization	588	—
Other expenses	1,587	896
Total expenses	14,770	10,846
Other (income)/loss:
Increase/(decrease) for credit losses	14,597	2,495
Impairment losses on real estate owned assets	398	—
Realized (gain)/loss on sale of real estate securities	438	—
Realized (gain)/loss on sale of commercial mortgage loan held-for-sale	—	25
Realized (gain)/loss on sale of commercial mortgage loan, held-for-sale, measured at fair value	(9,404)	(11,181)
Unrealized (gain)/loss on commercial mortgage loans, held-for-sale, measured at fair value	1,934	336
Unrealized (gain)/loss on other real estate investments, measured at fair value	61	—
Unrealized (gain)/loss on derivatives	4,836	1,066
Realized (gain)/loss on derivatives	6,669	1,458
Total other (income)/loss	$19,529	$(5,801)
Income/(loss) before taxes	(9,308)	21,100
Provision/(benefit) for income tax	(1,908)	1,210
Net income/(loss)	$(7,400)	$19,890
Net income/(loss) applicable to common stock	$(11,915)	$16,108

Basic earnings per share	$(0.27)	$0.40
Diluted earnings per share	$(0.27)	$0.40
Basic weighted average shares outstanding	44,263,334	39,798,215
Diluted weighted average shares outstanding	44,274,852	39,811,304

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended March 31,
	2020	2019
Net income/(loss)	$(7,400)	$19,890
Unrealized gain/(loss) on available for sale securities	(67,607)	145
Comprehensive income attributable to Benefit Street Partners Realty Trust, Inc.	$(75,007)	$20,035

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2019	43,916,815	$441	$903,310	$(978)	$(85,968)	$816,805
Issuance of common stock	650,034	7	10,855	—	—	10,862
Common stock repurchases	(361,829)	(4)	(6,711)	—	—	(6,715)
Common stock issued through distribution reinvestment plan	191,326	1	3,548	—	—	3,549
Share-based compensation	—	—	39	—	—	39
Offering Cost	—	—	(136)	—	—	(136)
Net income/(loss)	—	—	—	—	(7,400)	(7,400)
Distributions declared	—	—	—	—	(20,371)	(20,371)
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	(7,761)	(7,761)
Other comprehensive income	—	—	—	(67,607)	—	(67,607)
Balance, March 31, 2020	44,396,346	$445	$910,905	$(68,585)	$(121,500)	$721,265

Balance, December 31, 2018	39,303,710	$395	$827,558	$(459)	$(94,266)	$733,228
Issuance of common stock	1,161,580	11	19,398	—	—	19,409
Common stock repurchases	(387,530)	(4)	(7,203)	—	—	(7,207)
Common stock issued through distribution reinvestment plan	180,906	2	3,390	—	—	3,392
Share-based compensation	—	—	39	—	—	39
Offering costs	—	—	(382)	—	—	(382)
Net income	—	—	—	—	19,890	19,890
Distributions declared	—	—	—	—	(17,449)	(17,449)
Other comprehensive income	—	$—	$—	$145	$—	$145
Balance, March 31, 2019	40,258,666	$404	$842,800	$(314)	$(91,825)	$751,065

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(7,400)	$19,890
Adjustments to reconcile net income (loss) to net cash (used in)/provided by operating activities:
Premium amortization and (discount accretion), net	(1,710)	(1,506)
Accretion of deferred commitment fees	(1,233)	(406)
Amortization of deferred financing costs	5,684	1,106
Share-based compensation	39	39
Realized (gain)/loss on sale of real estate securities	438	—
Unrealized (gain)/loss on commercial mortgage loans held-for-sale	1,934	336
Unrealized (gain)/loss on derivative instruments	4,836	1,066
Unrealized (gain)/loss on other real estate investments	61	—
Depreciation and amortization	588	—
Recognition of deferred rent revenue	(89)	—
Increase/(decrease) for credit losses	14,597	2,495
Impairment losses on real estate owned assets	398	—
Origination of commercial mortgage loans, held-for-sale	(119,349)	(202,950)
Proceeds from sale of commercial mortgage loans, held-for-sale	138,164	177,138
Changes in assets and liabilities:
Accrued interest receivable	1,664	(437)
Prepaid expenses and other assets	(6,300)	(1,845)
Accounts payable and accrued expenses	(2,068)	772
Due to affiliates	9,249	94
Interest payable	(2,072)	458
Net cash (used in)/provided by operating activities	$37,431	$(3,750)
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(287,644)	$(310,904)
Principal repayments received on commercial mortgage loans, held for investment	426,742	235,633
Purchase of other real estate investments	(624)	—
Purchase of real estate securities	(134,818)	(40,200)
Principal repayments received on real estate securities	643	57
Purchase of derivative instruments	(689)	(522)
Net cash (used in)/provided by investing activities	$3,610	$(115,936)
Cash flows from financing activities:
Proceeds from issuances of common stock	$10,726	$19,409
Proceeds from issuances of redeemable convertible preferred stock	70	14,979
Common stock repurchases	(6,716)	(7,207)
Repayments of collateralized loan obligation	(68,894)	(200,426)
Borrowings on repurchase agreements - commercial mortgage loans	65,413	490,189
Repayments of repurchase agreements - commercial mortgage loans	(83,432)	(268,740)
Borrowings on repurchase agreements - real estate securities	340,116	167,587
Repayments of repurchase agreements - real estate securities	(237,596)	(190,048)

BENEFIT STREET PARTNERS REALTY TRUST, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Borrowing on other financing and loan participation - commercial mortgage loans	15,190	—
Borrowings on Mortgage Note Payable	11,000	—
Payments of deferred financing costs	(75)	—
Distributions paid	(16,776)	(13,791)
Net cash (used in)/provided by financing activities:	$29,026	$11,952
Net change in cash, cash equivalents and restricted cash	$70,067	$(107,734)
Cash, cash equivalents and restricted cash, beginning of period	109,122	204,419
Cash, cash equivalents and restricted cash, end of period	$179,189	$96,685

Supplemental disclosures of cash flow information:
Taxes paid	$—	$—
Interest paid	20,880	18,802

Supplemental disclosures of non-cash flow information:
Distribution payable	6,956	$6,100
Common stock issued through distribution reinvestment plan	3,548	3,392
Commercial mortgage loans transferred from held for investment to held for sale	9,619	—
Real estate owned received in foreclosure	14,000	—

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$88,960	$79,698
Restricted cash	90,229	16,987
Cash, cash equivalents and restricted cash, end of period	$179,189	$96,685

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans which the Company intends to sell through its TRS into commercial mortgage-backed securities ("CMBS") at a profit. The Company also invests in commercial real estate securities. Real estate securities may include CMBS, senior unsecured debt of publicly traded REITs, debt or equity securities of other publicly traded real estate companies and collateralized debt obligations ("CDOs"). The Company also owns real estate, which represents real estate acquired by the Company through foreclosure, deed in lieu of foreclosure, or purchase.
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
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2019, which are included in the Company's Annual Report on Form 10-K/A filed with the SEC on March 19, 2020.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Use of Estimates
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
In December 2019, a novel strain of coronavirus ("COVID-19") was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 200 countries and territories, including every state in the U.S and in cities and regions where our corporate headquarters and/or properties that secure our investments, or properties that we own, are located. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and since then, numerous countries, including the U.S., have declared national emergencies with respect to COVID-19 and have instituted “stay-at-home” guidelines or orders to help prevent its spread. The disruptive economic effects of the COVID-19 pandemic have significantly impacted our estimates involving credit losses and fair values during the three months ended March 31, 2020, including introducing a significant degree of uncertainty underlying those estimates.
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
The accompanying consolidated financial statements include the accounts of collateralized loan obligations ("CLOs") issued and securitized by wholly owned subsidiaries of the Company. The Company has determined the CLOs are VIEs of which the Company's subsidiary is the primary beneficiary. The assets and liabilities of the CLOs are consolidated in the accompanying consolidated balance sheets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Commercial Mortgage Loans
Held for Investment - Commercial mortgage loans that are held for investment purposes and are anticipated to be held until maturity, are carried at cost, net of unamortized acquisition expenses, discounts or premiums and unfunded commitments. Commercial mortgage loans, held for investment purposes, that are deemed to be impaired are carried at amortized cost less a specific allowance for credit losses. Interest income is recorded on the accrual basis and related discounts, premiums and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the Company’s consolidated statements of operations. Guaranteed loan exit fees payable by the borrower upon maturity are accreted over the life of the investment using the effective interest method. The accretion of guaranteed loan exit fees is recognized in interest income in the Company's consolidated statements of operations.
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
Held-for-Sale, Accounted for Under the Fair Value Option - The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, and written loan commitments. The Company has elected to measure commercial mortgage loans held-for-sale in the Company's TRS under the fair value option. These commercial mortgage loans are included in the Commercial mortgage loans, held-for-sale, measured at fair value in the consolidated balance sheets. Interest income received on commercial mortgage loans held-for-sale is recorded on the accrual basis of accounting and is included in interest income in the consolidated statements of operations. Acquisition expenses on originating these investments are expensed when incurred.
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
Leases
Operating right of use assets "ROU" represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. Leases will be classified as either a finance or operating lease, with such classification affecting the pattern and classification of expense recognition in the consolidated statements of operations. For leases greater than 12 months, the Company determines, at the inception of the contract, if the arrangement meets the classification criteria for an operating or finance lease. For leases that have extension options, which can be exercised at the Company's discretion, management uses judgment to determine if it is reasonably certain that such extension options will be elected. If the extension options are reasonably certain to occur, the Company includes the extended term's lease payments in the calculation of the respective lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The incremental borrowing rate used to discount the lease liability is determined at commencement of the lease, or upon modification of the lease, as the interest rate a lessee would have to pay to borrow on a fully collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company's incremental borrowing rate considers information at both the corporate and property level and analysis of current market conditions for obtaining new financings. All leases as of March 31, 2020 were operating leases.
Separately, on October 15, 2019, the Company acquired certain real estate assets which had an existing in-place lease asset. This in-place lease asset is recorded as an Intangible lease asset on the consolidated balance sheets and amortized using the straight-line method over the contractual life of the lease.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Credit Losses
In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses, which amends the credit impairment model for financial instruments. The Company adopted ASU 2016-13 on January 1, 2020.
Following our adoption of ASU 2016-13, our previous incurred loss model was replaced with a lifetime current expected credit loss (“CECL”) model for financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans, loan commitments, held-to-maturity (“HTM”) debt securities, financial guarantees, net investments in leases, reinsurance and trade receivables, which will generally result in earlier recognition of allowance for losses. For available for sale (“AFS”) debt securities, unrealized credit losses are recognized as allowances rather than reductions in amortized cost basis and elimination of the other than temporary impairment concept will result in more frequent estimation of credit losses. The accounting model for purchased credit impaired loans and debt securities has been simplified, including elimination of some of the asymmetrical treatment between credit losses and credit recoveries, to be consistent with the CECL model for originated and purchased non-credit impaired assets. The existing model for beneficial interests that are not of high credit quality was amended to conform to the new impairment models for HTM and AFS debt securities. Upon adoption of ASU 2016-13 on January 1, 2020, we recorded an additional allowance for credit losses for our outstanding loans and unfunded loan commitments of $7.8 million, or $0.18 per share, which was 0.27% of the aggregate commitment amount of the Company’s loan portfolio at December 31, 2019.

	Pre-adoption	Transition Adjustment	Post-adjustment
Assets
Commercial mortgage loans, held for investment, net of allowance	2,762,042	(7,211)	2,754,831
Liabilities
Accounts payable and accrued expenses (1)	10,925	(550)	10,375
Equity			—
Accumulated deficit	(85,968)	(7,761)	(93,729)
___________________
(1) Includes allowance associated with unfunded loan commitment.
The following discussion highlights changes to the Company’s accounting policies as a result of this adoption.
Allowance for credit losses
The allowance for credit losses for the Company’s financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans held for investment and unfunded loan commitments represents a lifetime estimate of expected credit losses. Factors considered by the Company when determining the allowance for credit losses reserve include loan-specific characteristics such as loan-to-value (“LTV”) ratio, vintage year, loan term, property type, occupancy and geographic location, financial performance of the borrower, expected payments of principal and interest, as well as internal or external information relating to past events, current conditions and reasonable and supportable forecasts.
The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist for multiple financial instruments. If similar risk characteristics do not exist, the Company measures the allowance for credit losses on an individual instrument basis. The determination of whether a particular financial instrument should be included in a pool can change over time. If a financial asset’s risk characteristics change, the Company evaluates whether it is appropriate to continue to keep the financial instrument in its existing pool or evaluate it individually.
In measuring the allowance for credit losses for financial instruments including our unfunded loan commitments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the allowance for credit losses is calculated as the product of PD, LGD and exposure at default (“EAD”). The Company’s model principally utilizes historical loss rates derived from a commercial mortgage backed securities database with historical losses from 1998 to 2020 provided by a reputable third party, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by an immediate reversion to average historical losses. For financial instruments assessed on an individual basis, including when it is probable that the Company will be unable to collect the full payment of principal and interest on the instrument, the Company applies a discounted cash flow (“DCF”) methodology.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

For financial instruments where the borrower is experiencing financial difficulty based on the Company’s assessment at the reporting date and the repayment is expected to be provided substantially through the operation or sale of the collateral, the Company may elect to use as a practical expedient the fair value of the collateral at the reporting date when determining the allowance for credit losses.
In developing the allowance for credit losses for its loans held for investment, the Company performs a comprehensive analysis of its loan portfolio and assigns risk ratings to loans that incorporate management's current judgments about their credit quality based on all known and relevant internal and external factors that may affect collectability, using similar factors as those in developing the allowance for credit losses. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. Risk rating categories range from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss with the ratings updated quarterly. At the time of origination or purchase, loans held for investment are ranked as a “2” and will move accordingly going forward based on the ratings which are defined as follows:

1.	Very Low Risk- Investment exceeding fundamental performance expectations and/or capital gain expected. Trends and risk factors since time of investment are favorable.

2.	Low Risk- Performing consistent with expectations and a full return of principal and interest expected. Trends and risk factors are neutral to favorable.

3.	Average Risk- Performing investments requiring closer monitoring. Trends and risk factors show some deterioration.

4.	High Risk/Delinquent/Potential for Loss- Underperforming investment with the potential of some interest loss but still expecting a positive return on investment. Trends and risk factors are negative.

5.	Impaired/Defaulted/Loss Likely- Underperforming investment with expected loss of interest and some principal.
The Company also considers qualitative and environmental factors, including, but not limited to, economic and business conditions, nature and volume of the loan portfolio, lending terms, volume and severity of past due loans, concentration of credit and changes in the level of such concentrations in its determination of the allowance for credit losses.
Changes in the allowance for credit losses for the Company’s financial instruments are recorded in Increase/(decrease) for credit losses on the consolidated statements of operations with a corresponding offset to the financial instrument’s amortized cost recorded on the consolidated balance sheets, or as a component of Accounts payable and accrued expenses for unfunded loan commitments.
The Company has elected to not measure an allowance for credit losses for accrued interest receivable as it is reversed against interest income when a loan or preferred equity investment is placed on nonaccrual status. Loans are charged off against the Increase/(decrease) for credit losses when all or a portion of the principal amount is determined to be uncollectible.
Past due and nonaccrual status
Loans are placed on nonaccrual status and considered non-performing when full payment of principal and interest is unpaid for 90 days or more or where reasonable doubt exists as to timely collection, unless the loan is both well secured and in the process of collection. Interest received on nonaccrual status loans are accounted for under the cost-recovery method, until qualifying for return to accrual. Upon restructuring the nonaccrual loan, the Company may return a loan to accrual status when repayment of principal and interest is reasonably assured.
Troubled Debt Restructuring (“TDR”)
The Company classifies an individual financial instrument as a TDR when it has a reasonable expectation that the financial instrument’s contractual terms will be modified in a manner that grants concession to the borrower who is experiencing financial difficulty. Concessions could include term extensions, payment deferrals, interest rate reductions, principal forgiveness, forbearance, or other actions designed to maximize the Company’s collection on the financial instrument. The Company determines the allowance for credit losses for financial instruments that are TDRs individually.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Real Estate Securities
On the acquisition date, all of the Company’s commercial real estate securities were classified as available for sale and carried at fair value, and subsequently any unrealized gains or losses are recognized as a component of accumulated other comprehensive income or loss. The Company may elect the fair value option for its real estate securities, and as a result, any unrealized gains or losses on such real estate securities will be recorded in the Company’s consolidated statements of operations. No such election has been made to date. Related discounts, premiums and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the Company’s consolidated statements of operations.
AFS real estate securities which have experienced a decline in the fair value below their amortized cost basis (i.e., impairment) are evaluated each reporting period to determine whether the decline in fair value is due to credit-related factors. Any impairment that is not credit-related is recognized in other comprehensive income, while credit-related impairment is recognized as an allowance on the consolidated balance sheets with a corresponding adjustment on the consolidated statements of operations. If the Company intends to sell an impaired real estate security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in the consolidated statements of operations with a corresponding adjustment to the security’s amortized cost basis.
The Company analyzes the AFS security portfolio on a periodic basis for credit losses at the individual security level using the same criteria described above for those amortized cost financial assets subject to an allowance for credit losses including but not limited to; performance of the underlying assets in the security, borrower financial resources and investment in collateral, collateral type, credit ratings, project economics and geographic location as well as national and regional economic factors.
The non-credit loss component of the unrealized loss within the Company’s AFS portfolio is recognized as an adjustment to the individual security’s asset balance with an offsetting entry to other comprehensive income in the consolidated balance sheets.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Repurchases pursuant to the SRP, when requested, generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Funding for repurchases pursuant to the SRP for any given fiscal semester will be limited to proceeds received during that same fiscal semester through the issuance of common stock pursuant to any Dividend Reinvestment Plan ("DRIP") in effect from time to time, provided that the board of directors has the power, in its sole discretion, to determine the amount of shares repurchased during any fiscal semester as well as the amount of funds to be used for that purpose. On March 26, 2020, the Company temporarily suspended the DRIP. Therefore amounts available to fund repurchases for the first fiscal semester of 2020 will be limited to DRIP proceeds from January and February 2020, and amounts available to fund repurchases for the second fiscal semester of 2020 will depend on the amount of dividends paid and the reactivation of the DRIP. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests made during any fiscal semester or fiscal year. However, a stockholder may withdraw its request at any time or ask that we honor the request when funds are available. Pending repurchase requests will be honored on a pro rata basis. We will generally pay repurchase proceeds, less any applicable tax or other withholding required by law, by the 31st day following the end of the fiscal semester during which the repurchase request was made.
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
Distribution Reinvestment Plan
Pursuant to the DRIP, stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. Participants purchasing shares pursuant to the DRIP have the same rights and are treated in the same manner as if such shares were issued pursuant to the Offering. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the consolidated balance sheets in the period distributions are declared. On March 26, 2020, the Company temporarily suspended the DRIP. Until the Company reactivates the DRIP, stockholder participants will receive any distributions paid by the Company in cash.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRS, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRS is not consolidated for U.S. federal income tax purposes, but is instead taxed as a C corporation. For financial reporting purposes, the TRS is consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRS. Total income tax (benefit) expense for the three months ended March 31, 2020 and March 31, 2019 were $(1.9) million and $1.2 million, respectively.
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
March 31, 2020
(Unaudited)

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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (dollars in thousands):

	March 31, 2020	December 31, 2019
Senior loans	$2,653,564	$2,721,325
Mezzanine loans	9,117	41,638
Total gross carrying value of loans	2,662,681	2,762,963
Less: Allowance for credit losses (1)	21,702	921
Total commercial mortgage loans, held for investment, net	$2,640,979	$2,762,042
___________________
(1) As of March 31, 2020 and December 31, 2019, there have been no specific reserves for loans in non-performing status.
As of March 31, 2020 and December 31, 2019, the Company's total commercial mortgage loan portfolio, excluding commercial mortgage loans accounted for under the fair value option, was comprised of 118 and 122 loans, respectively.
Allowance for Credit Losses
The following table presents the activity in the Company's allowance for credit losses, excluding the unfunded loan commitments, for the three months ended March 31, 2020 (dollars in thousands):

	March 31, 2020
	Multifamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self Storage	Mobile Housing	Total
Beginning Balance	$322	$202	$249	$23	$4	$103	$—	$18	$921
Cumulative-effect adjustment upon adoption of ASU 2016-13	3,220	386	1,966	434	9	739	399	58	7,211
Current Period:
Increase/(decrease) for credit losses	8,647	565	2,358	1,875	28	655	(123)	(8)	13,997
Write-offs	—	—	—	—	—	(427)	—	—	(427)
Ending Balance	$12,189	$1,153	$4,573	$2,332	$41	$1,070	$276	$68	$21,702
The increase in the provision for credit losses during the three months ended March 31, 2020 of $13,997 is primarily driven by the significant adverse change in the overall economic outlook due to the COVID-19 pandemic. These are allowance for credit losses on commercial mortgage loans, held-for-investment, as of March 31, 2020 and December 31, 2019.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The following table presents the activity in the Company's allowance for credit losses, for the unfunded loan commitments, for the three months ended March 31, 2020 (dollars in thousands):

	March 31, 2020
	Multifamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self Storage	Mobile Housing	Total
Beginning Balance	$—	$—	$—	$—	$—	$—	$—	$—	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	239	40	150	30	1	57	28	5	550
Current Period:
Increase/(decrease) for credit losses	56	(40)	242	257	(1)	117	(28)	(3)	600
Write-offs	—	—	—	—	—	—	—	—	—
Ending Balance	$295	$—	$392	$287	$—	$174	$—	$2	$1,150
The following table represents the composition by loan type of the Company's commercial mortgage loans portfolio, excluding commercial mortgage loans, held-for-sale, measured at fair value (dollars in thousands):

	March 31, 2020		December 31, 2019
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$1,395,956	52.3%	$1,491,971	53.9%
Office	430,870	16.1%	414,772	15.0%
Hospitality	398,186	14.9%	446,562	16.1%
Industrial	144,093	5.4%	118,743	4.3%
Retail	111,620	4.2%	111,620	4.0%
Mixed Use	65,040	2.4%	58,808	2.1%
Self Storage	63,057	2.4%	67,767	2.4%
Land	16,400	0.6%	16,400	0.6%
Manufactured Housing	44,911	1.7%	44,656	1.6%
Total	$2,670,133	100.0%	$2,771,299	100.0%
As of March 31, 2020 and December 31, 2019, the Company's total commercial mortgage loans, held-for-sale, measured at fair value comprised of 8 and 7 loans, respectively. As of March 31, 2020 and December 31, 2019, the contractual principal outstanding of commercial mortgage loans, held-for-sale, measured at fair value was $93.7 million and $112.5 million, respectively. As of March 31, 2020 and December 31, 2019, none of the Company's commercial mortgage loans, held-for-sale, measured at fair value were in default or greater than ninety days past due.
The following table represents the composition by loan type of the Company's commercial mortgage loans, held-for-sale, measured at fair value (dollars in thousands):

	March 31, 2020		December 31, 2019
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$41,000	43.8%	$78,250	69.6%
Industrial	23,625	25.2%	23,625	21.0%
Retail	21,193	22.6%	2,613	2.3%
Office	6,000	6.4%	—	—%
Manufactured Housing	1,850	2.0%	—	—%
Hospitality	—	—%	8,000	7.1%
Total	$93,668	100.0%	$112,488	100.0%
Loan Credit Quality and Vintage

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The following tables present the amortized cost of our commercial mortgage loans, held for investment at March 31, 2020, by loan type, the Company’s internal risk rating and year of origination. The risk ratings are updated as of March 31, 2020.

As of March 31, 2020
	2020	2019	2018	2017	2016	2015	Prior	Total

Multifamily:
Risk Rating:
1-2 internal grade	$177,191	$456,036	$617,533	$34,875	$—	$—	$3,489	$1,289,124
3-4 internal grade	—	—	65,805	37,812	—	—	—	103,617
Total Multifamily Loans	$177,191	$456,036	$683,338	$72,687	$—	$—	$3,489	$1,392,741

Retail:
Risk Rating:
1-2 internal grade	$—	$54,618	$16,319	$—	$—	$—	$9,450	$80,387
3-4 internal grade	—	3,501	43,907	—	—	—	—	47,408
Total Retail Loans	$—	$58,119	$60,226	$—	$—	$—	$9,450	$127,795

Office:
Risk Rating:
1-2 internal grade	$49,163	$173,988	$97,936	$41,645	$—	$10,700	$—	$373,432
3-4 internal grade	—	—	45,259	10,506	—	—	—	55,765
Total Office Loans	$49,163	$173,988	$143,195	$52,151	$—	$10,700	$—	$429,197

Industrial:
Risk Rating:
1-2 internal grade	$25,241	$84,576	$—	$—	$—	$33,655	$—	$143,472
3-4 internal grade	—	—	—	—	—	—	—	—
Total Industrial Loans	$25,241	$84,576	$—	$—	$—	$33,655	$—	$143,472

Mixed Use:
Risk Rating:
1-2 internal grade	$—	$—	$52,097	$12,953	$—	$—	$—	$65,050
3-4 internal grade	—	—	—	—	—	—	—	—
Total Mixed Use Loans	$—	$—	$52,097	$12,953	$—	$—	$—	$65,050

Hospitality:
Risk Rating:
1-2 internal grade	$—	$8,735	$20,962	$—	$—	$—	$—	$29,697
3-4 internal grade	—	161,948	114,190	90,940	—	—	—	367,078
Total Hospitality Loans	$—	$170,683	$135,152	$90,940	$—	$—	$—	$396,775

Self Storage:
Risk Rating:
1-2 internal grade	$—	$—	$62,937	$—	$—	$—	$—	$62,937
3-4 internal grade	—	—	—	—	—	—	—	—
Total Self Storage Loans	$—	$—	$62,937	$—	$—	$—	$—	$62,937

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Manufactured Housing:
Risk Rating:
1-2 internal grade	$—	$44,714	$—	$—	$—	$—	$—	$44,714
3-4 internal grade	—	—	—	—	—	—	—	—
Total Manufactured Housing Loans	$—	$44,714	$—	$—	$—	$—	$—	$44,714

Total	$251,595	$988,116	$1,136,945	$228,731	$—	$44,355	$12,939	$2,662,681
Past Due Status
The following table presents an aging summary of the loans amortized cost basis at March 31, 2020 (dollars in thousands):

	Multifamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self Storage	Mobile Housing	Total
Status:
Current	$1,392,741	$127,795	$383,938	$143,472	$65,050	$339,700	$62,937	$44,714	$2,560,347
1-29 days past due(1)	—	—	45,259	—	—	—	—	—	45,259
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—	—	—
120+ days past due(2)	—	—	—	—	—	57,075	—	—	57,075
Total	$1,392,741	$127,795	$429,197	$143,472	$65,050	$396,775	$62,937	$44,714	$2,662,681
__________________
(1) For the three months ended March 31, 2020, interest income recognized on this loan was $0.6 million.
(2) For the three months ended March 31, 2020, interest income recognized on this loan was $0.0 million.
As of March 31, 2020, the Company had two loans on non-accrual status with a cost basis of $57.1 million and $45.3 million. As of December 31, 2019, the Company had one loan on non-accrual status with a cost basis of $57.1 million.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

All commercial mortgage loans, excluding loans classified as commercial mortgage loans, held-for-sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2.0. As of March 31, 2020 and December 31, 2019, the weighted average risk rating of the loans was 2.3 and 2.1, respectively.
The following table represents the allocation by risk rating for the Company's commercial mortgage loans, held for investment (dollars in thousands):

March 31, 2020			December 31, 2019
Risk Rating	Number of Loans	Par Value	Risk Rating	Number of Loans	Par Value
1	—	$—	1	—	$—
2	90	2,094,654	2	113	2,452,330
3	27	518,404	3	8	298,994
4	1	57,075	4	1	19,975
5	—	—	5	—	—
	118	$2,670,133		122	$2,771,299
For the three months ended March 31, 2020 and year ended December 31, 2019, the activity in the Company's commercial mortgage loans, held for investment portfolio was as follows (dollars in thousands):

	Three Months Ended March 31,	For the Year Ended December 31,
	2020	2019
Balance at Beginning of Year	$2,762,042	$2,206,830
Cumulative-effect adjustment upon adoption of ASU 2016-13	(7,211)	—
Acquisitions and originations	288,825	1,326,983
Principal repayments	(366,058)	(771,774)
Discount accretion/premium amortization	1,751	6,264
Loans reclassified to held-for-sale	(9,619)	—
Loans transferred from/(to) commercial real estate loans, held-for-sale	—	10,100
Net fees capitalized into carrying value of loans	(1,181)	(5,339)
Increase/(decrease) for credit losses	(13,997)	(3,007)
Charge-off from allowance	427	6,922
Transfer on foreclosure to real estate owned	(14,000)	—
Transfer on deed in lieu of foreclosure to real estate owned	—	(14,937)
Balance at End of Period	$2,640,979	$2,762,042
As of March 31, 2020, the Company wrote off a commercial mortgage loan, held for investment, with a carrying value $14.4 million in exchange for the possession of a REO investment at a fair value of $14.0 million at the time of the transfer. The $14.0 million REO investment is comprised of $11.6 million of real property (land, building and improvements) and $2.4 million of personal property (furniture, fixture, and equipment). The transfer occurred when the Company took possession of the property by completing a foreclosure transaction which resulted in $0.4 million impairment loss at the time of transfer. The Company accounted for the REO acquired during the three months ended March 31, 2020 as an asset acquisition. The results of operations of the REO have been included in the Company’s consolidated statements of operations and comprehensive income since the acquisition date.
4 - Real Estate Securities
The following is a summary of the Company's real estate securities, CMBS (dollars in thousands):

March 31, 2020
Type	Interest Rate	Maturity	Par Value	Fair Value
CMBS 1	3.7%	5/15/2022	$13,250	$10,408

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

CMBS 2	2.8%	6/26/2025	11,488	10,250
CMBS 3	3.1%	2/15/2036	40,000	34,728
CMBS 4	2.4%	5/15/2036	18,500	14,672
CMBS 5	2.1%	5/15/2036	15,000	14,259
CMBS 6	2.2%	5/15/2037	13,500	11,279
CMBS 7	2.4%	5/15/2037	15,000	12,538
CMBS 8	2.2%	6/15/2037	7,000	6,386
CMBS 9	2.6%	2/15/2036	9,600	8,695
CMBS 10	2.5%	8/15/2036	10,000	9,083
CMBS 11	2.6%	6/15/2037	8,000	7,330
CMBS 12	2.3%	7/15/2038	13,000	10,802
CMBS 13	2.3%	9/15/2037	32,000	27,563
CMBS 14	2.7%	9/15/2037	24,000	20,628
CMBS 15	2.3%	10/19/2038	50,000	42,408
CMBS 16	2.7%	10/19/2038	26,000	22,210
CMBS 17	2.2%	6/15/2034	15,000	13,332
CMBS 18	2.5%	6/15/2034	6,500	5,606
CMBS 19	2.9%	6/15/2034	12,000	10,417
CMBS 20	2.0%	12/15/2036	20,000	17,920
CMBS 21	2.3%	12/15/2036	25,000	22,221
CMBS 22	2.1%	2/15/2035	22,500	18,255
CMBS 23	2.5%	2/15/2035	16,000	13,166
CMBS 24	2.5%	2/15/2035	2,000	1,646
CMBS 25	2.1%	2/15/2035	2,200	1,785
CMBS 26	2.6%	3/15/2035	12,500	11,153
CMBS 27	3.0%	3/15/2035	25,665	23,056
CMBS 28	2.3%	3/15/2037	28,000	25,601
CMBS 29	2.6%	3/15/2037	15,000	13,763
December 31, 2019
Type	Interest Rate	Maturity	Par Value	Fair Value
CMBS 1	4.7%	5/15/2022	$13,250	$13,274
CMBS 2	3.8%	6/26/2025	12,131	12,151
CMBS 3	4.1%	2/15/2036	40,000	40,186
CMBS 4	3.7%	5/15/2036	18,500	18,535
CMBS 5	3.1%	5/15/2036	15,000	15,019
CMBS 6	3.2%	5/15/2037	13,500	13,525
CMBS 7	3.4%	5/15/2037	15,000	15,028
CMBS 8	3.2%	6/15/2037	7,000	7,013
CMBS 9	3.6%	2/15/2036	9,600	9,641
CMBS 10	3.5%	8/15/2036	10,000	10,027
CMBS 11	3.6%	6/15/2037	8,000	8,015
CMBS 12	3.3%	7/15/2038	13,000	13,022
CMBS 13	3.3%	9/15/2037	32,000	32,074
CMBS 14	3.7%	9/15/2037	24,000	24,084

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

CMBS 15	3.3%	10/19/2038	50,000	50,094
CMBS 16	3.7%	10/19/2038	26,000	26,029
CMBS 17	3.2%	6/15/2034	15,000	15,022
CMBS 18	3.5%	6/15/2034	6,500	6,509
CMBS 19	3.9%	6/15/2034	12,000	12,022
CMBS 20	3.1%	12/15/2036	20,000	20,021
CMBS 21	3.4%	12/15/2036	25,000	25,025
The Company classified its CMBS investments as available for sale as of March 31, 2020 and December 31, 2019. These investments are reported at fair value in the consolidated balance sheets with changes in fair value recorded in accumulated other comprehensive income (loss). The weighted average contractual maturity for CLO investments included within the CMBS portfolio as of March 31, 2020 and December 31, 2019 was 16 and 17 years. The weighted average contractual maturity for single asset single borrower "SASB" investments as of March 31, 2020 and December 31, 2019 was 14 and 5 years.
The following table shows the amortized cost, allowance for expected credit losses, unrealized gain/(loss) and fair value of the Company's CMBS investments by investment type (dollars in thousands):

	Amortized Cost	Credit Loss Allowance	Unrealized Gain	Unrealized Loss	Fair Value
March 31, 2020
CLOs	$411,234	$—	$—	$(59,830)	$351,404
SASB	98,511	—	—	(8,755)	89,756
Total	$509,745	$—	$—	$(68,585)	$441,160
December 31, 2019
CLOs	330,000	$—	1	(881)	329,120
SASB	57,294	—	—	(98)	57,196
Total	$387,294	$—	$1	$(979)	$386,316
As of March 31, 2020 the Company held 29 CMBS positions with an aggregate carrying value of $510 million and an unrealized loss of $69 million, of which two positions had an unrealized loss for a period greater than twelve months. As of December 31, 2019, the Company held 21 CMBS positions with an aggregate carrying value of $387 million and an unrealized loss of $1 million, of which two positions had an unrealized loss for a period greater than twelve months.
The following table provides information on the unrealized losses and fair value on the Company's real estate securities, CMBS, available for sale that were in an unrealized loss position, and for which an allowance for credit losses has not been recorded as of March 31, 2020 and December 31, 2019 (amounts in thousands):

	Fair Value		Unrealized Loss
	Securities with an unrealized loss less than 12 months	Securities with an unrealized loss greater than 12 months	Securities with an unrealized loss less than 12 months	Securities with an unrealized loss greater than 12 months
March 31, 2020
CLOs	$341,003	$10,401	$(56,944)	$(2,886)
SASB	79,506	10,250	(7,468)	(1,287)
Total	$420,509	$20,651	$(64,412)	$(4,173)
December 31, 2019
CLOs	$315,845	$13,275	$(863)	$(17)
SASB	45,045	12,151	(67)	(31)
Total	$360,890	$25,426	$(930)	$(48)

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

As of March 31, 2020 and December 31, 2019, there are two securities with unrealized losses reflected in the table above. After evaluating the securities, we concluded that the unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, and that there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. The allowance for credit losses is calculated using a discounted cash flow approach and is measured as the difference between the original cash flows expected to be collected to the revised cash flows expected to be collected discounted using the effective interest rate, limited by the amount that the fair value is less than the amortized cost basis. Significant judgment is used in projecting cash flows. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.
The following table provides information on the amounts of gain/(loss) on the Company's real estate securities, CMBS, available for sale (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Unrealized gain/(loss) available-for-sale securities	$(67,607)	$145
Reclassification of net (gain)/loss on available-for-sale securities included in net income (loss) from sales of securities	—	—
Unrealized gain/(loss) available-for-sale securities, net of reclassification adjustment	$(67,607)	$145
The amounts reclassified for net (gain)/loss on available for sale securities from sales of securities are included in the realized (gain)/loss on sale of real estate securities in the Company's consolidated statements of operations. The Company's unrealized gain/(loss) on available for sale securities is net of tax. Due to the Company's designation as a REIT, there was no tax impact on unrealized gain/(loss) on available for sale securities.
The deterioration in fair value of real estate securities for both collateralized loan obligations and other securities as of March 31, 2020 can be attributed mainly to the market down-turn and volatility as a result of high unemployment and credit uncertainties related to the outbreak of COVID-19. Management currently does not have the intention to sell any of the real estate securities as of March 31, 2020.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 5 - Real Estate Owned
The following table summarizes the Company's real estate owned assets as of March 31, 2020 (dollars in thousands):

As of March 31, 2020
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
August 2019 (1)(2)	Hotel	Chicago, IL	$—	$8,337	$—	$(139)	$8,198
October 2019 (1)	Office	Jeffersonville, IN	1,887	21,989	3,565	(333)	27,108
March 2020 (1)(3)	Hotel	Knoxville, TN	3,800	7,838	2,362	—	14,000
			$5,687	$38,164	$5,927	$(472)	$49,306
________________________
(1)Refer to Note 2 for the useful life of the above assets
(2)Represents assets acquired by the Company by completing a deed-in-lieu of foreclosure transaction
(3)Represents assets acquired by the Company by completing a foreclosure transaction
The following table summarizes the Company's real estate asset acquisitions for the year ended December 31, 2019 (dollars in thousands):

As of December 31, 2019
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
August 2019 (1)(2)	Hotel	Chicago, IL	$—	$8,110	$—	$(86)	$8,024
October 2019 (1)	Office	Jeffersonville, IN	1,887	25,554	—	(133)	27,309
			$1,887	$33,664	$—	$(219)	$35,333
________________________
(1)Refer to Note 2 for the useful life of the above assets
(2)Represents assets acquired by the Company by completing a deed-in-lieu of foreclosure transaction
Depreciation expense for the three months ended March 31, 2020 and March 31, 2019 totaled $0.3 million and $0.0 million, respectively.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 6 - Leases
Operating Right of Use Asset
The following table summarizes the Company's operating right of use asset recognized in the consolidated balance sheets as of March 31, 2020 (dollars in thousands):

March 31, 2020
Acquisition Date	Property Type	Primary Location(s)	Operating Right of Use Asset, Gross	Accumulated Amortization	Operating Right of Use Asset, net of Amortization
August 2019	Hotel	Chicago, IL	$6,109	$(207)	$5,902
			$6,109	$(207)	$5,902
The following table summarizes the Company's operating right of use asset recognized in the consolidated balance sheets as of December 31, 2019 (dollars in thousands):

December 31, 2019
Acquisition Date	Property Type	Primary Location(s)	Operating Right of Use Asset, Gross	Accumulated Amortization	Operating Right of Use Asset, net of Amortization
August 2019	Hotel	Chicago, IL	$6,109	$(130)	$5,979
			$6,109	$(130)	$5,979
Operating Lease Liabilities
On August 19, 2019, in conjunction with the deed-in-lieu of foreclosure transaction, the Company assumed a non-cancelable ground lease for the land on which the property is located and classified the lease as an operating lease. The ground lease requires monthly rental payments with annual increases of 3%. The initial term of the lease expires in 2067 and can be renewed for a sixty-year period. Rent expense for this operating lease for the three months ended March 31, 2020 and March 31, 2019 totaled $0.2 million and $0.0 million, respectively.
The following table summarizes the Company's schedule of minimum future lease payments as of March 31, 2020 (dollars in thousands):

Minimum Future Lease Payments	March 31, 2020
2020 (April - December)	$300
2021	410
2022	422
2023	435
2024	448
2025 and beyond	39,438
Total undiscounted lease payments	$41,453
Less: Amount representing interest	(35,277)
Present value of lease liability	$6,176

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The following table summarizes the Company's schedule of minimum future lease payments as of December 31, 2019 (dollars in thousands):

Minimum Future Lease Payments	December 31, 2019
2020	$398
2021	410
2022	422
2023	435
2024	448
2025 and beyond	39,438
Total undiscounted lease payments	$41,551
Less: Amount representing interest	(35,415)
Present value of lease liability	$6,136
The discount rate used to calculate the lease liability as of March 31, 2020 and December 31, 2019 is 9%. The remaining lease term is 47.70 years as of March 31, 2020 and 47.95 as of December 31, 2019.
Intangible Lease Asset
The following table summarizes the Company's intangible lease asset recognized in the consolidated balance sheets as of March 31, 2020 (dollars in thousands):

March 31, 2020
Acquisition Date	Property Type	Primary Location(s)	Intangible Lease Asset, Gross	Accumulated Amortization	Intangible Lease Asset, Net of Amortization
October 2019	Office	Jeffersonville, IN	$14,509	$(344)	$14,165
			$14,509	$(344)	$14,165
The following table summarizes the Company's intangible lease asset recognized in the consolidated balance sheets as of December 31, 2019 (dollars in thousands):

December 31, 2019
Acquisition Date	Property Type	Primary Location(s)	Intangible Lease Asset, Gross	Accumulated Amortization	Intangible Lease Asset, Net of Amortization
October 2019	Office	Jeffersonville, IN	$14,509	$(131)	$14,377
			$14,509	$(131)	$14,377
Rental Income
On October 15, 2019, the Company purchased an office building that was subject to an existing triple net lease. The minimum rental amount due under the lease is subject to annual increases of 1.5%. The initial term of the lease expires in 2037 and contains renewal options for four consecutive five-year terms. The remaining lease term is 17.1 years. Rental income for this operating lease for the three months ended March 31, 2020 and March 31, 2019 totaled $0.7 million and $0.0 million, respectively.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The following table summarizes the Company's schedule of future minimum rents to be received under the lease (dollars in thousands):

Minimum Rents	March 31, 2020
2020 (April - December)	$1,903
2021	2,568
2022	2,607
2023	2,646
2024	2,686
2025 and beyond	36,894
Total minimum rent	$49,304
Amortization Expense
Intangible lease assets are amortized using the straight-line method over the contractual life of the lease, of a period up to 20.0 years. The weighted average life of intangible assets as of March 31, 2020 is approximately 17.1 years. Amortization expense for the three months ended March 31, 2020 and March 31, 2019 totaled $0.2 million and $0.0 million, respectively.
The following table summarizes the Company's expected amortization for intangible assets over the next five years, assuming no further acquisitions or dispositions (dollars in thousands):

Amortization Expense	March 31, 2020
2020 (April - December)	$(619)
2021	(825)
2022	(825)
2023	(825)
2024	(825)
Note 7 - Debt
Repurchase Agreements - Commercial Mortgage Loans
The Company has entered into repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), U.S Bank National Association (the "USB Repo Facility"), Barclays Bank PLC (the "Barclays Revolver Facility" and the "Barclays Repo Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Credit Suisse AG (the "CS Repo Facility" and together with the JPM Repo Facility, USB Repo Facility, WF Repo Facility, Barclays Revolver Facility, and Barclays Repo Facility, the "Repo Facilities").
The Repo Facilities are financing sources through which the Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 65% to 80% of the principal amount of the mortgage loan being pledged.
The details of the Company's Repo Facilities at March 31, 2020 and December 31, 2019 are as follows (dollars in thousands):

As of March 31, 2020
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Maturity
JPM Repo Facility (2)	$300,000	$119,604	$1,362	3.83%	1/30/2021
USB Repo Facility (3)	100,000	8,250	152	3.18%	6/15/2020
CS Repo Facility (4)	200,000	71,740	1,349	4.06%	9/27/2020
WF Repo Facility (5)	175,000	—	396	N/A	11/21/2020
Barclays Revolver Facility (6)	100,000	4,200	51	5.34%	9/20/2021
Barclays Repo Facility (7)	300,000	30,730	332	3.24%	3/15/2022
Total	$1,175,000	$234,524	$3,642
__________________________

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

(1) For the three months ended March 31, 2020. Includes amortization of deferred financing costs.
(2) On September 3, 2019, the committed financing amount was downsized from $520 million to $300 million and the maturity date was amended to January 30, 2021.
(3) Includes two one-year extensions at the option of an indirect wholly-owned subsidiary of the Company, which may be exercised upon the satisfaction of certain conditions.
(4) On March 26, 2020, the Company exercised the extension option upon the satisfaction of certain conditions, and extended the term maturity to September 27, 2020.
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
_______________________
(1) For the twelve months ended December 31, 2019. Includes amortization of deferred financing costs.
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
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of March 31, 2020 and December 31, 2019, the Company is in compliance with all debt covenants.
Other financing and loan participation - Commercial Mortgage Loans
On March 23, 2020, the Company transferred $15.2 million of its interest in a term loan to Sterling National Bank ("SNB") via a participation agreement. The Company incurred $13.0 thousand of interest expense on SNB for the three months ended March 31, 2020.
Unsecured Debt
On March 26, 2020, the Company and certain of its subsidiaries entered into a material amendment to an existing lending agreement with Security Benefit Life Insurance Company ("SBL"), secured by a pledge of equity interests in certain of the Company’s subsidiaries, for a total commitment of $100 million with a maturity of February 10, 2023 and a rate of one-month LIBOR + 4.5%. The amendment revised the terms of the existing SBL lending agreement, entered into in February 2020, to permit the Company to borrow under the agreement. The Company incurred $17.0 thousand of interest expense on the lending agreement with SBL for the three months ended March 31, 2020. As of March 31, 2020 there was no outstanding balance.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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
Below is a summary of the Company's MRAs as of March 31, 2020 and December 31, 2019 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of March 31, 2020
JP Morgan Securities LLC	$159,879	$595	$202,688	2.21%	11
Wells Fargo Securities, LLC	159,924	955	190,623	2.32%	12
Barclays Capital Inc.	79,047	365	106,965	2.28%	17
Citigroup Global Markets, Inc.	98,030	653	109,500	2.60%	16
Total/Weighted Average	$496,880	$2,568	$609,776	2.33%	13

As of December 31, 2019
JP Morgan Securities LLC	$83,353	$124	$93,500	2.53%	20
Wells Fargo Securities, LLC	$178,304	$1,199	$209,873	2.94%	11
Barclays Capital Inc.	$40,720	$221	$47,475	2.81%	23
Citigroup Global Markets, Inc.	91,982	413	103,453	2.69%	19
Total/Weighted Average	$394,359	$1,957	$454,301	2.79%	16
________________________
1 Includes $89.1 million and $68.5 million of CLO notes, held by the Company, which are eliminated within the real estate securities, at fair value line in the consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.
Collateralized Loan Obligations
On January 15, 2020, the Company called all of the outstanding notes issued by BSPRT 2017-FL2 Issuer, Ltd., a wholly owned indirect subsidiary of the Company. The outstanding principal of the notes on the date of the call was $21.0 million. The Company recognized all the remaining unamortized deferred financing costs of $4.5 million recorded within the Interest expense line of the consolidated statements of operations, which was a non-cash charge.
As of March 31, 2020 and December 31, 2019 the notes issued by BSPRT 2018-FL3 Issuer, Ltd. and BSPRT 2018-FL3 Co-Issuer, LLC, wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 42 and 41 mortgage assets having a principal balance of $579.6 million and $523.2 million, respectively (the "2018-FL3 Mortgage Assets"). The sale of the 2018-FL3 Mortgage Assets to BSPRT 2018-FL3 Issuer, Ltd. is governed by a Mortgage Asset Purchase Agreement dated as of April 5, 2018, between the Company and BSPRT 2018-FL3 Issuer, Ltd.
As of March 31, 2020 and December 31, 2019 the notes issued by BSPRT 2018-FL4 Issuer, Ltd. and BSPRT 2018-FL4 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 53 and 49 mortgage assets having a principal balance of $868.7 million and $867.9 million, respectively (the "2018-FL4 Mortgage Assets"). The sale of the 2018-FL4 Mortgage Assets to BSPRT 2018-FL4 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of October 12, 2018, between the Company and BSPRT 2018-FL4 Issuer.
As of March 31, 2020 and December 31, 2019, the notes issued by BSPRT 2019-FL5 Issuer, Ltd. and BSPRT 2019-FL5 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 53 and 48 mortgage assets having a principal balance of $803.4 million and $809.4 million respectively (the "2019-FL5 Mortgage Assets"). The sale of the 2019-FL5 Mortgage Assets to BSPRT 2019-FL5 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of May 30, 2019, between the Company and BSPRT 2019-FL5 Issuer.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The Company, through its wholly-owned subsidiaries, holds the preferred equity tranches of the above CLOs of approximately $256.9 million and $305.4 million as of March 31, 2020 and December 31, 2019, respectively. The following table represents the terms of the notes issued by the 2018-FL3 Issuer, 2018-FL4 Issuer and 2019-FL5 Issuer (the "CLOs), respectively, as of March 31, 2020 (dollars in thousands):

CLO Facility	Tranche	Par Value Issued	Par Value Outstanding (1)	Interest Rate	Maturity Date
2018-FL3 Issuer	Tranche A	$286,700	$275,800	1M LIBOR + 105	10/15/2034
2018-FL3 Issuer	Tranche A-S	77,775	77,775	1M LIBOR + 135	10/15/2034
2018-FL3 Issuer	Tranche B	41,175	41,175	1M LIBOR + 165	10/15/2034
2018-FL3 Issuer	Tranche C	39,650	39,650	1M LIBOR + 255	10/15/2034
2018-FL3 Issuer	Tranche D	42,700	42,700	1M LIBOR + 345	10/15/2034
2018-FL4 Issuer	Tranche A	416,827	416,827	1M LIBOR + 105	9/15/2035
2018-FL4 Issuer	Tranche A-S	73,813	73,813	1M LIBOR + 130	9/15/2035
2018-FL4 Issuer	Tranche B	56,446	56,446	1M LIBOR + 160	9/15/2035
2018-FL4 Issuer	Tranche C	68,385	68,385	1M LIBOR + 210	9/15/2035
2018-FL4 Issuer	Tranche D	57,531	57,531	1M LIBOR + 275	9/15/2035
2019-FL5 Issuer	Tranche A	407,025	407,025	1M LIBOR + 115	5/15/2029
2019-FL5 Issuer	Tranche A-S	76,950	76,950	1M LIBOR + 148	5/15/2029
2019-FL5 Issuer	Tranche B	50,000	50,000	1M LIBOR + 140	5/15/2029
2019-FL5 Issuer	Tranche C	61,374	61,374	1M LIBOR + 200	5/15/2029
2019-FL5 Issuer	Tranche D	48,600	5,000	1M LIBOR + 240	5/15/2029
2019-FL5 Issuer	Tranche E	20,250	3,000	1M LIBOR + 285	5/15/2029
		$1,825,201	$1,753,451
___________________
(1) Excludes $267.1 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of March 31, 2020.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The following table represents the terms of the notes issued by the 2017-FL1 Issuer, 2017-FL2 Issuer, 2018-FL3 Issuer and 2018-FL4 Issuer, as of December 31, 2019 (dollars in thousands):

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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The below table reflects the total assets and liabilities of the Company's outstanding CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of March 31, 2020 and December 31, 2019 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE.

Assets (dollars in thousands)	March 31, 2020	December 31, 2019
Cash (1)	$28,680	$89,946
Commercial mortgage loans, held for investment, net (2)	2,235,406	2,294,663
Accrued interest receivable	10,522	6,254
Total Assets	$2,274,608	$2,390,863

Liabilities
Notes payable (3)(4)	$2,006,137	$2,064,601
Accrued interest payable	1,659	2,576
Total Liabilities	$2,007,796	$2,067,177
_______________________
(1) Includes $28.2 million and $89.3 million of cash held by the servicer related to CLO loan payoffs as of March 31, 2020 and December 31, 2019, respectively.
(2) The balance is presented net of allowance for credit loss of $10.5 million and $0.8 million as of March 31, 2020 and December 31, 2019, respectively.
(3) Includes $267.1 million and $261.4 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.
(4) The balance is presented net of deferred financing cost and discount of $14.4 million and $19.2 million as of March 31, 2020 and December 31, 2019, respectively.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 8 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income/(loss) is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share for the three months ended March 31, 2020 and March 31, 2019 (in thousands, except share and per share data):

	Three Months Ended March 31,
Numerator	2020	2019
Net income/(Loss)	$(7,400)	$19,890
Less: Preferred stock dividends	4,515	3,320
Less: Undistributed earnings allocated to preferred stock	—	462
Net income/(Loss) attributable to common shareholders (for basic and diluted earnings per share)	(11,915)	16,108

Denominator
Weighted-average common shares outstanding for basic earnings per share	44,263,334	39,798,215
Effect of dilutive shares:
Unvested restricted shares	11,518	13,089
Weighted-average common shares outstanding for diluted earnings per share	44,274,852	39,811,304

Basic earnings per share	$(0.27)	$0.40
Diluted earnings per share	$(0.27)	$0.40

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Note 9 - Stock Transactions
As of March 31, 2020 and December 31, 2019, the Company had 44,396,346 and 43,916,815 shares of common stock outstanding, respectively, including shares issued pursuant to the Company's distribution reinvestment plan (the "DRIP"), share repurchases and unvested restricted shares.
As of March 31, 2020 and December 31, 2019, the Company had 40,514 and 40,500 shares of Series A Preferred Stock outstanding, respectively and 1,400 shares of Series C Preferred Stock outstanding.
The following tables present the activity in the Company's Series A Preferred Stock for the periods ended March 31, 2020 and March 31, 2019, respectively (dollars in thousands, except share amounts):

Series A Preferred Stock	Shares	Amount
Balance, December 31, 2019	40,500	$202,144
Issuance of Preferred Stock, net of offering cost	14	70
Dividends paid in Preferred Stock	—	2
Offering Costs	—	(5)
Amortization of offering costs	—	24
Ending Balance, March 31, 2020	40,514	$202,235

	Shares	Amount
Balance, December 31, 2018	29,249	$145,786
Issuance of Preferred Stock	2,996	14,979
Amortization of offering costs	—	25
Ending Balance, March 31, 2019	32,245	$160,790
The following table presents the activity in the Company's Series C Preferred Stock for the period ended March 31, 2020 (dollars in thousands, except share amounts):

Series C Preferred Stock	Shares	Amount
Balance, December 31, 2019	1,400	$6,966
Issuance of Preferred Stock, net of offering cost	—	—
Dividends paid in Preferred Stock	—	—
Offering Costs	—	(5)
Amortization of offering costs	—	1
Ending Balance, March 31, 2020	1,400	$6,962
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
For the three months ended March 31, 2020 and March 31, 2019, the Company declared daily common stock distributions equivalent to $1.44 per annum per share. For the three months ended March 31, 2020 and March 31, 2019, the Company declared monthly Preferred Stock dividends per share equivalent to the amount of common stock distributions that would be paid on a conversion of Preferred Stock into common stock.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

As of March 31, 2020 and December 31, 2019, the Company had declared but unpaid common stock distributions of $5.4 million and $5.4 million, respectively. Additionally, as of March 31, 2020 and December 31, 2019, the Company had declared but unpaid Series A Preferred Stock distributions of $1.5 million and $1.5 million, respectively, and $0.1 million and $0.1 million of Series C Preferred stock, respectively. These amounts are included in Distributions payable on the Company’s consolidated balance sheets.
The Company distributed $15.8 million during the three months ended March 31, 2020, comprised of $12.2 million in cash and $3.6 million in shares of common stock issued under the DRIP. The Company distributed $14.0 million during the three months ended March 31, 2019, comprised of $10.6 million in cash and $3.4 million in shares of common stock issued under the DRIP.
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
The Company’s most recent estimated per-share NAV is $18.57, as determined by the board of directors, as of September 30, 2019. The Company’s GAAP book value per share as of March 31, 2020 is $16.25.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Repurchases pursuant to the SRP, when requested, generally will be made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester will be limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Funding for repurchases pursuant to the SRP for any given fiscal semester will be limited to proceeds received during that same fiscal semester through the issuance of common stock pursuant to any DRIP in effect from time to time, provided that the Company's board of directors has the power, in its sole discretion, to determine the amount of shares repurchased during any fiscal semester as well as the amount of funds to be used for that purpose. Any repurchase requests received during such fiscal semester will be paid at the price, computed as described above on the last day of such fiscal semester. On March 26, 2020, the Company temporarily suspended the DRIP. Therefore amounts available to fund repurchases for the first semester of 2020 will be limited to DRIP proceeds from January and February 2020, and amounts available to fund repurchases for the second semester of 2020 will depend on the amount of dividends paid and the reactivation of the DRIP. Due to these limitations, the Company cannot guarantee that the Company will be able to accommodate all repurchase requests made during any fiscal semester or fiscal year. However, a stockholder may withdraw its request at any time or ask that the Company honors the request when funds are available. Pending repurchase requests will be honored on a pro rata basis. The Company will generally pay repurchase proceeds, less any applicable tax or other withholding required by law, by the 31st day following the end of the fiscal semester during which the repurchase request was made.
When a stockholder requests redemption and the redemption is approved, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP will have the status of authorized but unissued shares.
The following table reflects the number of shares repurchased under the SRP cumulatively through March 31, 2020:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2019	5,878	3,542,267	$20.23
January 1 - January 31, 2020(1)	1,170	361,829	18.56
February 1 - February 28, 2020	—	—	N/A
March 1 - March 31, 2020	—	—	N/A
Cumulative as of March 31, 2020	7,048	3,904,096	$20.08
_______________________
(1) Reflects shares repurchased in January 2020 pursuant to repurchase requests submitted for the second semester of 2019. Pursuant to the terms of the SRP, the Company is only authorized to repurchase up to the amount of proceeds reinvested through our DRIP during the applicable semester. As a result, redemption requests for 11,496 shares were not fulfilled for the second semester of 2019.
Note 10 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of March 31, 2020 and December 31, 2019, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	March 31, 2020	December 31, 2019
2020	$62,515	$90,519
2021	78,497	100,861
2022	64,972	56,863
2023	68,664	8,637
2024 and beyond	5,450	5,450
	$280,098	$262,330
The borrowers are required to meet or maintain certain metrics in order to qualify for the unfunded commitment amounts.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three months ended March 31, 2020 and March 31, 2019 and the associated payable as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	Three Months Ended March 31,		Payable as of
	2020	2019	March 31, 2020	December 31, 2019
Acquisition expenses (1)	$142	$248	$1	$225
Administrative services expenses	4,112	3,963	4,392	1,238
Asset management and subordinated performance fee	3,912	3,644	5,901	3,326
Other related party expenses (2)(3)	582	265	3,744	—
Total related party fees and reimbursements	$8,748	$8,120	$14,038	$4,789
________________________
(1) Total acquisition expenses paid during the three months ended March 31, 2020 and March 31, 2019 were $2.1 million and $1.8 million respectively, of which $2.0 million and $1.5 million were capitalized within the commercial mortgage loans, held for investment line of the consolidated balance sheets for the periods ended March 31, 2020 and 2019.
(2) These are primarily related to reimbursable costs incurred related to the increase in loan origination activities. These amounts are included in Other expenses in the Company's consolidated statements of operations.
(3) The related party payable includes $2.5 million of payments made by the Advisor to third party vendors on behalf of the Company and $0.7 million of capitalized acquisition expenses that are amortized over the life of the loan.
The payables as of March 31, 2020 and December 31, 2019 in the table above are included in Due to affiliates on the Company's consolidated balance sheets.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Other Transactions
On February 22, 2018, the Company purchased commercial mortgage loans, held-for-sale from an entity that is an affiliate of our Advisor, for an aggregate purchase price of $27.8 million. The purchase of the commercial mortgage loans and the $27.8 million purchase price were approved by the Company’s board of directors. On April 18, 2018, the Company sold $23.3 million of these commercial mortgage loans into a CMBS securitization. There had been a full principal pay-down on the remaining $4.5 million of these commercial mortgage loans as of March 31, 2020, which were previously recorded in commercial mortgage loans, held-for-investment, on the consolidated balance sheets.
On March 26, 2020, the Company and certain of its subsidiaries entered into a material amendment to an existing lending agreement with SBL, an entity that also holds 14,950 of the Company’s outstanding shares of Series A Preferred Stock, secured by a pledge of equity interests in certain of the Company’s subsidiaries, for a total commitment of $100.0 million with a maturity of February 10, 2023 and a rate of one-month LIBOR + 4.5%. The amendment revised the terms of the existing SBL lending agreement, entered into in February 2020, to permit the Company to borrow under the agreement. The Company incurred $17 thousand of interest expense on the lending agreement with SBL for the three months ended March 31, 2020. As of March 31, 2020 there was no outstanding balance.

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
Financial Instruments Measured at Fair Value on a Recurring Basis
CMBS, recorded in real estate securities, held-for-sale, measured at fair value on the consolidated balance sheets are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, and recent trades of similar real estate securities. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of March 31, 2020 and December 31, 2019 the Company obtained third party pricing for determining the fair value of each CMBS investment, resulting in a Level II classification.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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
Other real estate investments, measured at fair value on the consolidated balance sheets are valued using unobservable inputs. The Company engaged the services of a third party independent valuation firm to determine fair value of certain investments, including preferred equity investments, held by the Company. Fair value is determined using a discounted cash flow model that primarily considers changes in interest rates and credit spreads, weighted average life and current performance of the underlying collateral. The Company classified the other real estate investments, measured at fair value as Level III.
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no material transfers between levels within fair value hierarchy during the quarter ended March 31, 2020.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	Total	Level I	Level II	Level III
March 31, 2020
Real estate securities, available for sale, measured at fair value	$441,160	$—	$441,160	$—
Commercial mortgage loans, held-for-sale, measured at fair value	91,813	—	—	91,813
Other real estate investments, measured at fair value	2,496	—	—	2,496
Credit default swaps	1,173	—	1,173	—
Interest rate swaps	—	—	—	—
Total assets, at fair value	$536,642	$—	$442,333	$94,309

Liabilities, at fair value
Credit default swaps	$4,016	$—	$4,016	$—
Interest rate swaps	1,512	—	1,512	—
Treasury note futures	—	—	—	$—
Total liabilities, at fair value	$5,528	$—	$5,528	$—

December 31, 2019
Real estate securities, available for sale, measured at fair value	$386,316	$—	$386,316	$—
Commercial mortgage loans, held-for-sale, measured at fair value	112,562	—	—	112,562
Other real estate investments, measured at fair value	2,557	—	—	2,557
Credit default swaps	59	—	59	—
Interest rate swaps	325	—	325	—
Treasury Note Futures	735	735	—	—
Total assets, at fair value	$502,554	$735	$386,700	$115,119

Liabilities, at fair value
Credit Default Swaps	$1,581	$—	$1,581	$—
Total liabilities, at fair value	$1,581	$—	$1,581	$—

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. As a result, the unrealized gains and losses for assets and liabilities within the Level III category may include changes in fair value that were attributable to both observable and unobservable inputs. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of March 31, 2020 and December 31, 2019 (dollars in thousands):

Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
March 31, 2020
Commercial mortgage loans, held-for-sale, measured at fair value	$91,813	Discounted Cash Flow	Yield	4.2%	2.4% - 5.6%
Other real estate investments, measured at fair value	2,496	Discounted Cash Flow	Yield	13.4%	12.4% - 14.4%

December 31, 2019
Commercial mortgage loans, held-for-sale, measured at fair value	$112,562	Discounted Cash Flow	Yield	4.9%	4.7% - 5.2%
Other real estate investments, measured at fair value	2,557	Discounted Cash Flow	Yield	12.4%	11.4% - 13.4%
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	March 31, 2020
	Commercial Mortgage Loans, held-for-sale, measured at fair value	Other Real Estate Investments, measured at fair value
Beginning balance, January 1, 2020	$112,562	$2,557
Transfers into Level III	—	—
Total realized and unrealized gain (loss) included in earnings:
Realized gain (loss) on sale of commercial mortgage loans held-for-sale	9,404	—
Unrealized gain (loss) on commercial mortgage loans held-for-sale and other real estate investments	(1,934)	(61)
Net accretion	—	—
Purchases	119,349	—
Sales / paydowns	(147,568)	—
Cash repayments/receipts	—	—
Transfers out of Level III	—	—
Ending Balance, March 31, 2020	$91,813	$2,496

	December 31, 2019
	Commercial Mortgage Loans, held-for-sale, measured at fair value	Other Real Estate Investments, measured at fair value
Beginning balance, January 1, 2019	$76,863	$—
Transfers into Level III	—	—
Total realized and unrealized gain (loss) included in earnings:
Realized gain (loss) on sale of real estate securities	37,832	—
Realized gain (loss) on sale of commercial mortgage loan held-for-sale	—	—
Unrealized gain (loss) on commercial mortgage loans held-for-sale	312	47
Net accretion	—	—
Purchases	1,015,677	2,510
Sales / paydowns	(1,008,050)	—
Cash repayments/receipts	—	—
Transfers out of Level III	(10,072)	—
Ending Balance, December 31, 2019	$112,562	$2,557

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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
Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans, held for investment and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of March 31, 2020 and December 31, 2019 (dollars in thousands):

		Level	Carrying Amount (1)(2)	Fair Value
March 31, 2020
Commercial mortgage loans, held for investment	Asset	III	$2,672,300	$2,673,611
Collateralized loan obligations	Liability	III	1,739,009	1,610,761
Mortgage Note Payable	Liability	III	40,167	40,167
December 31, 2019
Commercial mortgage loans, held for investment	Asset	III	$2,762,963	$2,784,650
Collateralized loan obligations	Liability	III	1,803,185	1,822,386
Mortgage Note Payable	Liability	III	29,167	29,167
________________________
(1) The carrying value is gross of $21.7 million and $0.9 million of allowance for credit losses as of March 31, 2020 and December 31, 2019, respectively.
(2) The carrying value is inclusive of $9.6 million of commercial mortgage loans, held-for-sale as of March 31, 2020.
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
Note 13 - Derivative Instruments
The Company uses derivative instruments primarily to manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.
As of March 31, 2020, the net premiums received on derivative instrument assets were $0.7 million.
The following derivative instruments were outstanding as of March 31, 2020 and December 31, 2019 (dollars in thousands):

		Fair Value
Contract type	Notional	Assets	Liabilities
March 31, 2020
Credit default swaps	$55,000	$1,173	$—
Interest rate swaps	67,489	—	4,016
Treasury note futures	30,000	—	1,512
Total	$152,489	$1,173	$5,528

December 31, 2019
Credit default swaps	$94,300	$59	$1,581
Interest rate swaps	42,546	325	—
Treasury note futures	74,000	735	—
Total	$210,846	$1,119	$1,581

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The following table indicates the net realized and unrealized losses on derivatives, by primary underlying risk exposure, as included in loss on derivative instruments in the consolidated statements of operations for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss	Unrealized (Gain)/Loss	Realized (Gain)/Loss
Credit default swaps	$(1,752)	$61	$112	$1,378
Interest rate swaps	4,340	2,946	1,197	(415)
Treasury note futures	2,248	3,627	(243)	350
Options	—	35		145
Total	$4,836	$6,669	$1,066	$1,458

Note 14 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's derivative instruments and repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of March 31, 2020 and December 31, 2019 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral(1)	Net Amount
March 31, 2020
Derivative instruments, at fair value	$1,173	$—	$1,173	$—	$—	$1,173
December 31, 2019
Derivative instruments, at fair value	$1,119	$—	$1,119	$—	$10,895	$—

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral(1)	Net Amount
March 31, 2020
Repurchase agreements - commercial mortgage loans	$234,524	$—	$234,524	$370,760	$5,015	$—
Repurchase agreements - real estate securities	$496,880	$—	$496,880	$609,776	$76,157	$—
Derivative instruments, at fair value	$5,528	$—	$5,528		$8,584	$—
December 31, 2019
Repurchase agreements - commercial mortgage loans	$252,543	$—	$252,543	$394,229	$5,011	$—
Repurchase agreements - real estate securities	$394,359	$—	$394,359	$455,301	$1,657	$—
Derivative instruments, at fair value	$1,581	$—	$1,581	$—	$3,679	$—
_______________________
(1) These cash collateral amounts are recorded within the Restricted cash balance on the consolidated balance sheets.
Note 15 - Segment Reporting
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

•	The real estate owned business represents real estate acquired by the Company through foreclosure, deed in lieu of foreclosure, or purchase

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

The following table represents the Company's operations by segment for the three months ended March 31, 2020 and March 31, 2019 (dollars in thousands):

Three Months Ended March 31, 2020	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$47,854	$43,369	$3,295	$1,190	$—
Revenue from real estate owned	1,629	—	—	—	1,629
Interest expense	24,492	21,708	1,807	693	284
Net income/(loss)	(7,400)	(1,183)	1,050	(5,982)	(1,285)
Total assets as of March 31, 2020	3,501,885	2,775,939	519,916	132,694	73,336
Three Months Ended March 31, 2019
Interest income	$46,511	$43,634	$507	$2,370	$—
Revenue from real estate owned	—	—	—	—	—
Interest expense	20,366	18,743	498	1,125	—
Net income/(loss)	19,890	14,725	9	5,156	—
Total assets as of December 31, 2019	3,540,620	2,964,233	388,170	131,193	57,024
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
Note 16 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q.
On April 22, 2020, the Company’s Board of Directors unanimously approved a transition in the timing of its dividend payments to holders of the Company’s common stock, Series A Convertible Preferred Stock and Series C Convertible Preferred Stock from a monthly to a quarterly basis, effective as of the date of the announcement. The Company’s Preferred Stock will continue to accrue dividends monthly in accordance with the terms of such Preferred Stock.
Since December 2019, COVID-19 has spread globally, including to every state in the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and subsequently, the United States declared a national emergency. The COVID-19 pandemic has had repercussions across domestic and global economies and financial markets. The global impact of the COVID-19 outbreak evolved rapidly and many governmental authorities, including state and local governments in regions in which our borrowers own properties, have reacted by instituting government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing” guidelines which have forced many of our borrowers to suspend or significantly restrict their business activities, and has resulted in a dramatic increase in national unemployment.
The COVID-19 pandemic has had an adverse effect on our operations and the operations of many of our lenders. The extent to which the COVID-19 pandemic impacts our future operating results will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic and the direct and indirect economic effects of the pandemic and containment measures.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Benefit Street Partners Realty Trust, Inc. the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission (the "SEC") on March 19, 2020.
As used herein, the terms "we," "our" and "us" refer to Benefit Street Partners Realty Trust, Inc., a Maryland corporation, and, as required by context, to Benefit Street Partners Realty Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to its subsidiaries. We are externally managed by Benefit Street Partners L.L.C. (our "Advisor").
The forward-looking statements contained in this Quarterly Report on Form 10-Q may include, but are not limited to, statements as to:

•	our business and investment strategy;

•	our ability to make investments in a timely manner or on acceptable terms;

•	the impact of the COVID-19 pandemic;

•	current credit market conditions and our ability to obtain long-term financing for our investments in a timely manner and on terms that are consistent with what we project when we invest;

•	the effect of general market, real estate market, economic and political conditions, including the recent economic slowdown and dislocation in the global credit markets;

•	our ability to make scheduled payments on our debt obligations;

•	our ability to generate sufficient cash flows to make distributions to our stockholders;

•	our ability to generate sufficient debt and equity capital to fund additional investments

•	our ability to refinance our existing financing arrangements;

•	the degree and nature of our competition;

•	the availability of qualified personnel;

•	we may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act; and

•	our ability to maintain our qualification as a real estate investment trust ("REIT"); and

•	other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K/A for the year ended December 31, 2019.
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
Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the potential adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, operating results and cash flows of the Company, its borrowers, the real estate market, the global economy and the financial markets. The extent to which the COVID-19 pandemic impacts us and our borrowers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic and the direct and indirect economic effects of the pandemic and containment measures, among others.
Our investors should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Overview
We were incorporated in Maryland on November 15, 2012 and have conducted our operations to qualify as a REIT for U.S. federal income tax purposes beginning with our taxable year ended December 31, 2013. The Company, through a subsidiary which is treated as a TRS, is indirectly subject to U.S. federal, state and local income taxes. We commenced business in May 2013. We primarily originate, acquire and manage a diversified portfolio of commercial real estate debt investments secured by properties located within and outside of the United States. Commercial real estate debt investments may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. Substantially all of our business is conducted through the OP, a Delaware limited partnership. We are the sole general partner and directly or indirectly hold all of the units of limited partner interests in the OP.
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
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans which the Company intends to sell through its TRS into CMBS securitization transactions at a profit. The Company also owns real estate, which represents real estate acquired by the Company through foreclosure, deed in lieu of foreclosure, or purchase.
The Company also invests in commercial real estate securities. Real estate securities may include CMBS, senior unsecured debt of publicly traded REITs, debt or equity securities of other publicly traded real estate companies and CDOs.
COVID-19 Pandemic
Since December 2019, COVID-19 has spread globally, including to every state in the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and subsequently, the United States declared a national emergency. The COVID-19 pandemic has had significant repercussions across domestic and global economies and financial markets, including the industries in which our borrowers operate. The global impact of the COVID-19 outbreak evolved rapidly and many governmental authorities, including state and local governments in regions in which our borrowers own properties, have reacted by instituting government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing” guidelines which have forced many of our borrowers to suspend or significantly restrict their business activities, and has resulted in a dramatic increase in national unemployment.
The COVID-19 pandemic has had and is continuing to have a material impact on our operations:
Impact on Operating Results. With respect to our operating results in the quarter ended March 31, 2020, the COVID-19 pandemic drove a significant increase in our allowance for credit loss provision on our securities portfolio. This was a result of deterioration in the broader capital markets and uncertainty due to COVID-19 and its expected impact on values of properties underlying our real-estate debt assets. Due primarily to changes in market conditions associated with the COVID-19 pandemic, the weighted average risk rating of our loan portfolio increased from 2.1 as of December 31, 2019 to 2.3 as of March 31, 2020, and the amortized cost basis of our loans past due increased by $45.3 million over this period. Additionally, we expect a decrease in conduit loan activity in the near term.
During April 2020, we have made limited modifications to certain loans to assist borrowers during the COVID-19 pandemic, but none of these modifications qualify as troubled debt restructurings ("TDRs").
Impact on Liquidity. In March and April 2020, there were significant disruptions in the financial markets that impacted our real estate securities portfolio. This resulted in decreases in market value for these assets due to volatility and lack of liquidity. We received margin calls from certain of our lenders due to the decline in pricing, which we satisfied through the contribution of additional cash, thereby reducing our liquidity position and substantially reducing our levered returns on this portfolio of assets. In addition, many of our lenders have reduced the advance rates on our repurchase agreements, which has further adversely impacted our liquidity and reduced anticipated returns. Although the markets for these assets have recently stabilized, if they were to suffer similar disruptions as a result of the ongoing economic impacts of COVID-19 or otherwise, we could receive additional margin calls which would strain our liquidity. In addition, the financial market dislocations created by the COVID-19 pandemic have currently made financing through CDO or CLO securitizations more difficult.

The extent to which the COVID-19 pandemic impacts our future operating results and liquidity will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic and the direct and indirect economic effects of the pandemic and containment measures. The inability of our borrowers to meet their loan obligations and/or borrowers filing for bankruptcy protection would reduce our cash flows, which would impact our ability to pay dividends to our stockholders. For further discussion of the potential impacts from the COVID-19 pandemic on our business, financial condition, results of operations, liquidity and our ability to make distributions to our stockholders, refer to “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Estimated Per Share NAV
On November 12, 2019, our board of directors, upon the recommendation of the Advisor, unanimously approved and established an estimated net asset value ("NAV") per share of the Company’s common stock of $18.57. The estimated per share NAV was based upon the estimated value of the Company’s assets less the Company’s liabilities as of September 30, 2019 (the “Valuation Date”). This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013, including the use of an independent third-party valuation firm to estimate the fair value of our commercial real estate debt investments and commercial mortgage backed securities.
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
We believe that the method used to determine the estimated per share NAV of the Company’s common stock is the methodology most commonly used by public, non-listed REITs to estimate per share NAV. The estimated per share NAV does not represent the per share amount a third party would pay to acquire us, or the price at which our common stock would trade in the event we were listed on a national securities exchange. For example, the estimated per share NAV of the Company’s common stock does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange and other costs that may be incurred in connection with a liquidity event. Our estimated per share NAV does not reflect the conversion of any of our Series A convertible preferred stock ("Series A Preferred Stock") or Series C convertible preferred stock (“Series C Preferred Stock,” and with the Series A Preferred Stock, the “Preferred Stock”).
The estimated per share NAV was determined at a moment in time and as of the Valuation Date and the values of our assets and liabilities will change over time as a result of changes relating to the individual loans in our portfolio as well as changes and developments in the real estate and capital markets generally, including changes in interest rates. For example, the estimated per share NAV does not reflect the significant adverse impact on our business and the value of our shares related to the COVID-19 pandemic discussed above. Stockholders should not rely on the estimated per share NAV in making a decision to buy or sell shares of our common stock.
Significant Accounting Policies and Use of Estimates
A summary of our significant accounting policies is set forth in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in this Quarterly Report on Form 10-Q. A full disclosure of our significant accounting polices is disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2019.

Portfolio
As of March 31, 2020 and December 31, 2019, our portfolio consisted of 118 and 122 commercial mortgage loans, held for investment with a total carrying value, net of allowance for credit losses, of $2,641.0 million and $2,762.0 million, respectively. As of March 31, 2020 and December 31, 2019, our total commercial mortgage loans, held for sale, measured at fair value comprised of 8 loans with total fair value of $91.8 million and 7 loans with total fair value of $112.6 million, respectively. As of March 31, 2020 and December 31, 2019, our real estate securities, available for sale, measured at fair value comprised of 29 CMBS investments with total fair value of $441.2 million and 21 CMBS investments with total fair value of $386.3 million, respectively. As of March 31, 2020 and December 31, 2019, our other real estate investments consisted of 1 investment, measured at fair value, comprised of $2.5 million and $2.6 million, respectively. As of March 31, 2020, our real estate owned portfolio comprised of 3 investments with a carrying value of $49.3 million. As of December 31, 2019, our real estate owned portfolio was comprised of 2 investments with a carrying value of $35.3 million.
For our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, we currently estimate loss rates based on historical realized losses experienced in the industry and take into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for credit losses. We recorded allowance for credit loss as of March 31, 2020 and December 31, 2019 in the amount of $21.7 million and $0.9 million, respectively.
As of March 31, 2020, we wrote off a commercial mortgage loan, held for investment, with a carrying value $14.4 million in exchange for the possession of a real estate owned investment at a fair value of $14.0 million at the time of the transfer. The transfer occurred when we took possession of the property by completing a foreclosure transaction which resulted in $0.4 million of Increase/(decrease) for credit losses at the time of transfer.
As of March 31, 2020, we had two loans with unpaid contractual principal balance and carrying values of $57.1 million and $45.3 million, respectively. We did not take any asset specific reserves for these loans. As of December 31, 2019, we had one loan with unpaid contractual principal balance and carrying value of $57.1 million that had interest past due for greater than 90 days.
As of March 31, 2020 and December 31, 2019, our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, had a weighted average coupon of 4.9% and 5.6%, and a weighted average remaining life of 1.6 years and 1.8 years, respectively. As of March 31, 2020 and December 31, 2019, our CMBS investments had a weighted average coupon of 2.8% and 3.7% and a remaining life of 15.6 years and 15.8 years, respectively.
As of March 31, 2020 our Real estate securities, available for sale, measured at fair value had an unrecognized unrealized loss of $67.6 million included within the consolidated statements of other comprehensive income. The deterioration in fair value of real estate securities as of March 31, 2020 can be attributed mainly to the market down-turn and volatility as a result of high unemployment and credit uncertainties related to the outbreak of COVID-19.

The following charts summarize our commercial mortgage loans, held for investment, by the collateral type, geographical region and coupon rate type as of March 31, 2020 and December 31, 2019:

An investments region classification is defined according to the below map based on the location of investments secured property.

The following charts show the par value by contractual maturity year for the commercial mortgage loans, held for investments in our portfolio as of March 31, 2020 and December 31, 2019:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of March 31, 2020 (dollars in thousands):

Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 1	Retail	$9,450	1 month LIBOR + 4.50%	5.5%	69.2%
Senior Debt 2	Office	10,700	1 month LIBOR + 4.65%	5.6%	70.8%
Senior Debt 3	Industrial	33,655	1 month LIBOR + 4.00%	5.0%	65.0%
Senior Debt 4	Mixed Use	12,953	1 month LIBOR + 5.00%	6.0%	73.3%
Senior Debt 5	Office	14,080	1 month LIBOR + 4.45%	5.4%	64.2%
Senior Debt 6	Office	10,506	1 month LIBOR + 6.00%	7.0%	74.0%
Senior Debt 7	Multifamily	37,812	1 month LIBOR + 3.35%	4.3%	76.0%
Senior Debt 8	Office	27,574	1 month LIBOR + 4.15%	5.1%	69.5%
Senior Debt 9	Multifamily	34,875	1 month LIBOR + 3.75%	4.7%	71.2%
Senior Debt 10	Hospitality	10,600	1 month LIBOR + 5.00%	6.0%	61.6%
Senior Debt 11	Hospitality	5,921	1 month LIBOR + 3.50%	4.5%	77.0%
Senior Debt 12	Multifamily	18,985	1 month LIBOR + 3.62%	4.6%	69.5%
Senior Debt 13	Hospitality	57,075	1 month LIBOR + 5.19%	6.2%	51.8%
Senior Debt 14	Multifamily	65,036	1 month LIBOR + 4.50%	5.5%	22.4%
Senior Debt 15	Hospitality	10,250	1 month LIBOR + 5.25%	6.2%	60.7%
Senior Debt 16	Hospitality	23,000	1 month LIBOR + 4.66%	5.7%	48.1%
Senior Debt 17	Multifamily	19,280	1 month LIBOR + 3.60%	4.6%	80.5%
Senior Debt 18	Office	24,426	1 month LIBOR + 4.65%	5.6%	56.4%
Senior Debt 19	Hospitality	21,000	1 month LIBOR + 4.00%	5.0%	54.8%
Senior Debt 20	Multifamily	20,741	1 month LIBOR + 4.25%	5.2%	75.0%
Senior Debt 21	Multifamily	42,000	1 month LIBOR + 3.70%	4.7%	63.7%
Senior Debt 22	Hospitality	28,272	1 month LIBOR + 4.00%	5.0%	68.0%
Senior Debt 23	Hospitality	22,018	1 month LIBOR + 4.40%	5.4%	72.7%
Senior Debt 24	Multifamily	34,788	1 month LIBOR + 3.00%	4.0%	83.6%
Senior Debt 25	Self Storage	4,120	1 month LIBOR + 4.05%	5.0%	45.5%
Senior Debt 26	Self Storage	6,496	1 month LIBOR + 4.05%	5.0%	55.8%
Senior Debt 27	Self Storage	7,606	1 month LIBOR + 4.05%	5.0%	57.6%
Senior Debt 28	Self Storage	2,400	1 month LIBOR + 4.05%	5.0%	37.6%
Senior Debt 29	Self Storage	6,310	1 month LIBOR + 5.05%	6.0%	59.1%
Senior Debt 30	Multifamily	22,775	1 month LIBOR + 3.15%	4.1%	79.7%
Senior Debt 31	Multifamily	11,590	1 month LIBOR + 3.75%	4.7%	85.9%
Senior Debt 32	Multifamily	66,000	1 month LIBOR + 3.75%	4.7%	76.8%
Senior Debt 33	Multifamily	17,250	1 month LIBOR + 3.95%	4.9%	70.0%
Senior Debt 34	Hospitality	22,355	1 month LIBOR + 3.50%	4.5%	68.8%
Senior Debt 35	Mixed Use	52,088	1 month LIBOR + 4.87%	5.9%	49.0%
Senior Debt 36	Multifamily	12,007	1 month LIBOR + 3.50%	4.5%	74.6%
Senior Debt 37	Multifamily	18,000	1 month LIBOR + 3.30%	4.3%	83.1%
Senior Debt 38	Office	22,000	1 month LIBOR + 3.75%	4.7%	70.0%
Senior Debt 39	Office	45,259	1 month LIBOR + 4.23%	5.2%	59.6%
Senior Debt 40	Self Storage	6,600	1 month LIBOR + 6.00%	7.0%	58.9%
Senior Debt 41	Multifamily	7,250	1 month LIBOR + 4.00%	5.0%	75.6%
Senior Debt 42	Multifamily	116,574	1 month LIBOR + 3.10%	4.1%	79.1%
Senior Debt 43	Office	13,551	1 month LIBOR + 3.40%	4.4%	67.5%
Senior Debt 44	Retail	29,500	6.25%	6.3%	68.5%
Senior Debt 45	Multifamily	25,500	1 month LIBOR + 3.50%	4.5%	73.3%
Senior Debt 46	Self Storage	12,125	1 month LIBOR + 5.50%	6.5%	68.1%
Senior Debt 47	Office	38,067	1 month LIBOR + 3.74%	4.7%	62.4%
Senior Debt 48	Multifamily	15,303	1 month LIBOR + 3.15%	4.1%	80.3%
Senior Debt 49	Multifamily	21,675	1 month LIBOR + 3.40%	4.4%	80.5%
Senior Debt 50	Multifamily	29,900	1 month LIBOR + 3.35%	4.3%	73.0%
Senior Debt 51	Multifamily	39,661	1 month LIBOR + 3.10%	4.1%	75.5%
Senior Debt 52	Self Storage	17,400	1 month LIBOR + 4.00%	5.0%	69.5%
Senior Debt 53	Multifamily	10,020	1 month LIBOR + 3.45%	4.4%	76.8%

Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 54	Multifamily	67,980	1 month LIBOR + 3.45%	4.4%	76.3%
Senior Debt 55	Land	16,400	1 month LIBOR + 6.00%	7.0%	45.7%
Senior Debt 56	Hospitality	8,595	1 month LIBOR + 4.80%	5.8%	62.5%
Senior Debt 57	Retail	14,500	1 month LIBOR + 4.75%	5.7%	53.5%
Senior Debt 58	Industrial	11,357	1 month LIBOR + 3.95%	4.9%	66.4%
Senior Debt 59	Multifamily	48,500	1 month LIBOR + 3.75%	4.7%	69.5%
Senior Debt 60	Multifamily	32,388	1 month LIBOR + 3.25%	4.2%	73.8%
Senior Debt 61	Multifamily	54,057	1 month LIBOR + 5.70%	6.7%	70.7%
Senior Debt 62	Office	7,200	1 month LIBOR + 3.90%	4.9%	67.6%
Senior Debt 63	Hospitality	10,000	1 month LIBOR + 4.95%	5.9%	69.0%
Senior Debt 64	Manufactured Housing	8,611	1 month LIBOR + 3.90%	4.9%	60.3%
Senior Debt 65	Hospitality	9,747	1 month LIBOR + 3.44%	4.4%	44.8%
Senior Debt 66	Retail	14,250	1 month LIBOR + 3.95%	4.9%	61.2%
Senior Debt 67	Hospitality	21,000	1 month LIBOR + 4.14%	5.1%	56.0%
Senior Debt 68	Office	21,850	1 month LIBOR + 4.25%	5.2%	62.3%
Senior Debt 69	Multifamily	23,750	1 month LIBOR + 3.10%	4.1%	73.1%
Senior Debt 70	Multifamily	36,250	1 month LIBOR + 3.10%	4.1%	73.4%
Senior Debt 71	Retail	13,400	1 month LIBOR + 4.00%	5.0%	84.0%
Senior Debt 72	Office	41,812	1 month LIBOR + 3.50%	4.5%	71.0%
Senior Debt 73	Retail	8,500	1 month LIBOR + 5.00%	6.0%	51.6%
Senior Debt 74	Hospitality	8,784	1 month LIBOR + 4.50%	5.5%	68.7%
Senior Debt 75	Multifamily	18,100	1 month LIBOR + 3.40%	4.4%	76.4%
Senior Debt 76	Multifamily	28,250	1 month LIBOR + 3.40%	4.4%	77.2%
Senior Debt 77	Hospitality	19,900	1 month LIBOR + 3.48%	4.5%	61.8%
Senior Debt 78	Multifamily	18,553	1 month LIBOR + 3.10%	4.1%	67.4%
Senior Debt 79	Office	25,900	1 month LIBOR + 3.77%	4.8%	68.2%
Senior Debt 80	Hospitality	17,864	1 month LIBOR + 3.75%	4.7%	62.6%
Senior Debt 81	Hospitality	15,500	1 month LIBOR + 4.00%	5.0%	56.4%
Senior Debt 82	Hospitality	5,250	1 month LIBOR + 4.25%	5.2%	47.7%
Senior Debt 83	Hospitality	12,460	1 month LIBOR + 4.45%	5.4%	62.9%
Senior Debt 84	Hospitality	9,000	1 month LIBOR + 4.50%	5.5%	64.0%
Senior Debt 85	Retail	9,400	1 month LIBOR + 4.20%	5.2%	77.1%
Senior Debt 86	Manufactured Housing	12,200	1 month LIBOR + 3.65%	4.6%	48.4%
Senior Debt 87	Manufactured Housing	24,100	1 month LIBOR + 3.65%	4.6%	53.8%
Senior Debt 88	Multifamily	23,149	1 month LIBOR + 2.65%	3.6%	75.8%
Senior Debt 89	Office	29,750	1 month LIBOR + 3.35%	4.3%	54.3%
Senior Debt 90	Hospitality	34,806	1 month LIBOR + 3.99%	5.0%	31.0%
Senior Debt 91	Multifamily	11,590	1 month LIBOR + 2.65%	3.6%	71.6%
Senior Debt 92	Multifamily	34,913	1 month LIBOR + 2.75%	3.7%	79.3%
Senior Debt 93	Industrial	51,500	1 month LIBOR + 3.75%	4.7%	59.7%
Senior Debt 94	Office	21,825	1 month LIBOR + 3.50%	4.5%	70.9%
Senior Debt 95	Hospitality	7,100	1 month LIBOR + 4.00%	5.0%	70.3%
Senior Debt 96	Industrial	22,230	1 month LIBOR + 3.55%	4.5%	69.7%
Senior Debt 97	Multifamily	19,575	1 month LIBOR + 2.75%	3.7%	71.7%
Senior Debt 98	Multifamily	16,100	1 month LIBOR + 3.75%	4.7%	64.9%
Senior Debt 99	Multifamily	26,000	1 month LIBOR + 3.15%	4.1%	71.6%
Senior Debt 100	Retail	9,120	1 month LIBOR + 5.25%	6.2%	71.8%
Senior Debt 101	Multifamily	25,767	1 month LIBOR + 2.70%	3.7%	76.0%
Senior Debt 102	Multifamily	7,150	1 month LIBOR + 4.75%	5.7%	75.3%
Senior Debt 103	Multifamily	25,000	1 month LIBOR + 3.00%	4.0%	75.5%
Senior Debt 104	Multifamily	8,786	1 month LIBOR + 2.80%	3.8%	69.2%
Senior Debt 105	Office	26,500	1 month LIBOR + 6.00%	7.0%	64.9%
Senior Debt 106	Multifamily	12,289	1 month LIBOR + 3.10%	4.1%	63.7%
Senior Debt 107	Multifamily	35,100	1 month LIBOR + 3.25%	4.2%	70.2%
Senior Debt 108	Office	23,370	1 month LIBOR + 3.70%	4.7%	65.7%

Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 109	Industrial	25,350	1 month LIBOR + 3.50%	4.5%	58.1%
Senior Debt 110	Multifamily	11,800	1 month LIBOR + 3.15%	4.1%	72.4%
Senior Debt 111	Multifamily	43,207	1 month LIBOR + 5.50%	6.5%	43.4%
Senior Debt 112	Office	26,500	1 month LIBOR + 2.70%	3.7%	71.4%
Senior Debt 113	Multifamily	75,100	1 month LIBOR + 4.35%	5.3%	64.7%
Senior Debt 114	Hospitality	17,689	5.75%	5.8%	52.9%
Mezzanine Loan 1	Multifamily	3,480	9.50%	9.5%	84.3%
Mezzanine Loan 2	Retail	3,500	10.00%	10.0%	59.7%
Mezzanine Loan 3	Multifamily	1,100	11.01%	11.0%	68.4%
Mezzanine Loan 4	Multifamily	1,000	11.00%	11.0%	68.9%
		$2,670,133		4.9%	66.2%
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
The following table shows selected data from our commercial mortgage loans, held-for-sale, measured at fair value in our portfolio as of March 31, 2020 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate	Effective Yield	Loan to Value (1)
TRS Senior Debt 1	Industrial	$23,625	2.90%	4.7%	74.1%
TRS Senior Debt 2	Multifamily	30,000	4.55%	3.5%	52.8%
TRS Senior Debt 3	Multifamily	11,000	4.45%	4.1%	59.8%
TRS Senior Debt 4	Retail	1,868	4.06%	4.4%	69.9%
TRS Senior Debt 5	Retail	17,500	3.94%	4.0%	74.2%
TRS Senior Debt 6	Manufactured Housing	1,850	4.25%	4.1%	70.6%
TRS Senior Debt 7	Retail	1,825	4.09%	4.1%	48.0%
TRS Senior Debt 8	Office	6,000	4.06%	3.7%	60.6%
		$93,668		4.0%	64.1%
________________________
(1) Loan to value percentage is from metrics at origination.

The following table shows selected data from our real estate securities, available for sale, measured at fair value in our portfolio as of March 31, 2020 (dollars in thousands):

Type	Par Value	Interest Rate	Effective Yield
CMBS 1	$13,250	1 month LIBOR + 2.95%	3.9%
CMBS 2	11,488	1 month LIBOR + 2.10%	3.1%
CMBS 3	40,000	1 month LIBOR + 2.35%	3.3%
CMBS 4	18,500	1 month LIBOR + 1.70%	2.7%
CMBS 5	15,000	1 month LIBOR + 1.37%	2.4%
CMBS 6	13,500	1 month LIBOR + 1.50%	2.5%
CMBS 7	15,000	1 month LIBOR + 1.70%	2.7%
CMBS 8	7,000	1 month LIBOR + 1.50%	2.5%
CMBS 9	9,600	1 month LIBOR + 1.90%	2.9%
CMBS 10	10,000	1 month LIBOR + 1.75%	2.7%
CMBS 11	8,000	1 month LIBOR + 1.85%	2.8%
CMBS 12	13,000	1 month LIBOR + 1.60%	2.6%
CMBS 13	32,000	1 month LIBOR + 1.60%	2.6%
CMBS 14	24,000	1 month LIBOR + 2.00%	3.0%
CMBS 15	50,000	1 month LIBOR + 1.55%	2.5%
CMBS 16	26,000	1 month LIBOR + 1.90%	2.9%
CMBS 17	15,000	1 month LIBOR + 1.45%	2.4%
CMBS 18	6,500	1 month LIBOR + 1.75%	2.7%
CMBS 19	12,000	1 month LIBOR + 2.15%	3.1%
CMBS 20	20,000	1 month LIBOR + 1.33%	2.3%
CMBS 21	25,000	1 month LIBOR + 1.63%	2.6%
CMBS 22	22,500	1 month LIBOR + 1.40%	2.4%
CMBS 23	16,000	1 month LIBOR + 1.80%	2.8%
CMBS 24	2,000	1 month LIBOR + 1.80%	2.8%
CMBS 25	2,200	1 month LIBOR + 1.40%	2.4%
CMBS 26	12,500	1 month LIBOR + 1.75%	2.7%
CMBS 27	25,665	1 month LIBOR + 2.15%	3.1%
CMBS 28	28,000	1 month LIBOR + 1.34%	2.3%
CMBS 29	15,000	1 month LIBOR + 1.63%	2.6%
	$508,703		2.8%
The following table shows selected data from our other real estate investments, measured at fair value in our portfolio as of March 31, 2020 (dollars in thousands):

Type	Property Type	Par Value	Preferred Return
Preferred Equity 1	Retail	$2,500	12.50%
		$2,500
The following table shows selected data from our real estate owned assets in our portfolio as of March 31, 2020 (dollars in thousands):

Type	Property Type	Carrying Value
Real Estate Owned 1	Hospitality	$8,198
Real Estate Owned 2	Office	27,108
Real Estate Owned 3	Hospitality	14,000
		$49,306

Results of Operations
Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019
We conduct our business through the following segments:

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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2020 and March 31, 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020			2019
	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(3)(4)
Interest-earning assets:
Real estate debt	$2,702,936	$43,369	6.4%	$2,325,959	$43,634	7.5%
Real estate conduit	100,175	1,190	4.8%	150,821	2,370	6.3%
Real estate securities	406,186	3,295	3.2%	41,151	507	4.9%
Total	$3,209,297	$47,854	6.0%	$2,517,931	$46,511	7.4%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$282,282	$3,911	5.5%	$357,850	$5,046	5.6%
Other financing and loan participation - commercial mortgage loans	1,502	18	4.8%	9,904	123	5.0%
Repurchase Agreements - real estate securities	412,809	2,572	2.5%	52,711	498	3.8%
Collateralized loan obligations	1,776,274	17,991	4.1%	1,385,288	14,583	4.2%
Derivative instruments, at fair value	—	—	N/A	—	116	N/A
Total	$2,472,867	$24,492	4.0%	$1,805,753	$20,366	4.5%
Net interest income/spread		$23,362	2.0%		$26,145	2.9%
Average leverage %(5)	77.1%			71.7%
Weighted average levered yield(6)			12.7%			14.7%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the three months ended March 31, 2020 and March 31, 2019, respectively.
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
Interest income
Interest income for the three months ended March 31, 2020 and March 31, 2019 totaled $47.9 million and $46.5 million, respectively. As of March 31, 2020, our portfolio consisted of 118 commercial mortgage loans, 8 commercial mortgage loans, held-for-sale, measured at fair value, 29 investments in CMBS and one other real estate investment, measured at fair value. The main driver in the increase in interest income was an increase of $691.4 million in the average carrying value of our interest-earning assets.
Interest expense
Interest expense for the three months ended March 31, 2020 increased to $24.5 million compared to interest expense for three months ended March 31, 2019 of $20.4 million. The increase in interest expense was due to an increase of $667.1 million in the average carrying value of our interest-bearing liabilities.
Expenses from operations
Expenses from operations for the three months ended March 31, 2020 and March 31, 2019 were made up of the following (dollars in thousands):

	Three months ended March 31,
	2020	2019
Asset management and subordinated performance fee	$3,912	$3,644
Administrative services expenses	4,112	3,963
Acquisition expenses	142	248
Professional fees	2,784	2,095
Real estate owned operating expenses	1,645	—
Depreciation and amortization	588	—
Other expenses	1,587	896
Total expenses from operations	$14,770	$10,846
The increase in our expenses from operations was primarily related to real estate owned operating expenses and depreciation and amortization. The increase is attributable to our 3 real estate owned investments during three months ended March 31, 2020 the as compared to none during the three months ended March 31, 2019. For the three months ended March 31, 2020, we incurred approximately $1.6 million of real estate owned operating expenses; compared to $0.0 million of such expenses for the three months ended March 31, 2019, as there was no real estate owned at the time. Additionally, during the three months ended March 31, 2020, we incurred $0.6 million of depreciation and amortization expenses related to real estate owned, compared to $0.0 million three months ended March 31, 2019. During the three months ended March 31, 2020 and March 31, 2019, we incurred asset management and subordinated performance fees of $3.9 million and $3.6 million, respectively. The increase in asset management and subordinated performance fee was primarily driven by the larger stockholders’ equity and Preferred Stock in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The increases in administrative expense reimbursement, professional fees and other expenses are due to increases in overall Company growth and origination activities.
Realized Gain/Loss on Commercial Mortgage Loans Held-for-Sale
There were no sales on commercial mortgage loans held-for-sale for the three months ended March 31, 2020 compared to $25.0 thousand realized loss for the three months ended March 31, 2019 on the sale of one commercial mortgage loan held-for-sale for proceeds of $5.0 million.
Realized gain on commercial mortgage loans held-for-sale, measured at fair value at the TRS for the three months ended March 31, 2020 was $9.4 million compared to a realized gain of $11.2 million for the three months ended March 31, 2019. The $1.8 million decrease in realized gain was due to lower sales volume from the sale of fixed-rate commercial real estate loans into the CMBS securitization market during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Total proceeds were $147.6 million for the three months ended March 31, 2020 compared to $183.3 million for the three months ended March 31, 2019.

Unrealized Gain/Loss on Real Estate Securities Available for Sale
As of March 31, 2020 our Real estate securities, available for sale, measured at fair value had an unrecognized unrealized loss of $67.6 million included within the consolidated statements of other comprehensive income. The deterioration in fair value of real estate securities as of March 31, 2020 can be attributed mainly to the market down-turn and volatility as a result of high unemployment and credit uncertainties related to the outbreak of COVID-19.

Liquidity and Capital Resources
Our principal demands for cash will be funding our loan investments, continuing debt service obligations, distributions to our stockholders and the payment of our operating and administrative expenses.
We expect to use additional debt and equity financing as a source of capital. Our board of directors currently intends to operate at a leverage level of between one to three times book value of equity. However, our board of directors may change this target without shareholder approval. In addition, for the three months ended March 31, 2020, we raised an additional $10.9 million through sales of common and preferred equity to institutional and individual investors. We anticipate that our debt and equity financing sources and our anticipated cash generated from operations will be adequate to fund our anticipated uses of capital.
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
Refer to “COVID-19 Pandemic” above for information on the impact of the COVID-19 pandemic on our liquidity.
Collateralized Loan Obligations
On January 15, 2020, the Company called all of the outstanding notes issued by BSPRT 2017-FL2 Issuer, Ltd., a wholly owned indirect subsidiary of the Company. The outstanding principal of the notes on the date of the call was $21.0 million. The Company recognized all the remaining unamortized deferred financing costs of $4.5 million recorded within the Interest expense line of the consolidated statements of operations, which was a non-cash charge.
As of March 31, 2020 and December 31, 2019 the notes issued by BSPRT 2018-FL3 Issuer, Ltd. and BSPRT 2018-FL3 Co-Issuer, LLC, wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 42 and 41 mortgage assets having a principal balance of $579.6 million and $523.2 million, respectively (the "2018-FL3 Mortgage Assets"). The sale of the 2018-FL3 Mortgage Assets to BSPRT 2018-FL3 Issuer, Ltd. is governed by a Mortgage Asset Purchase Agreement dated as of April 5, 2018, between the Company and BSPRT 2018-FL3 Issuer, Ltd.
As of March 31, 2020 and December 31, 2019 the notes issued by BSPRT 2018-FL4 Issuer, Ltd. and BSPRT 2018-FL4 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 53 and 49 mortgage assets having a principal balance of $868.7 million and $867.9 million, respectively (the "2018-FL4 Mortgage Assets"). The sale of the 2018-FL4 Mortgage Assets to BSPRT 2018-FL4 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of October 12, 2018, between the Company and BSPRT 2018-FL4 Issuer.
As of March 31, 2020 and December 31, 2019, the notes issued by BSPRT 2019-FL5 Issuer, Ltd. and BSPRT 2019-FL5 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 53 and 48 mortgage assets having a principal balance of $803.4 million and $809.4 million respectively (the "2019-FL5 Mortgage Assets"). The sale of the 2019-FL5 Mortgage Assets to BSPRT 2019-FL5 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of May 30, 2019, between the Company and BSPRT 2019-FL5 Issuer.
Repurchase Agreements, Commercial Mortgage Loans
As of March 31, 2020, we have repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), U.S Bank National Association (the "USB Repo Facility"), Barclays Bank PLC (the "Barclays Revolver Facility" and the "Barclays Repo Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, USB Repo Facility, WF Repo Facility, Barclays Revolver Facility and Barclays Repo Facility, the "Repo Facilities").
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
The details of our Repo Facilities at March 31, 2020 and December 31, 2019 are as follows (dollars in thousands):

As of March 31, 2020
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Maturity
JPM Repo Facility (2)	$300,000	$119,604	$1,362	3.83%	1/30/2021
USB Repo Facility (3)	100,000	8,250	152	3.18%	6/15/2020
CS Repo Facility (4)	200,000	71,740	1,349	4.06%	9/27/2020
WF Repo Facility (5)	175,000	—	396	N/A	11/21/2020
Barclays Revolver Facility (6)	100,000	4,200	51	5.34%	9/20/2021
Barclays Repo Facility (7)	300,000	30,730	332	3.24%	3/15/2022
Total	$1,175,000	$234,524	$3,642
__________________________
(1) For the three months ended March 31, 2020. Includes amortization of deferred financing costs.
(2) On September 3, 2019, the committed financing amount was downsized from $520 million to $300 million and the maturity date was amended to January 30, 2021.
(3) Includes two one-year extensions at the option of an indirect wholly-owned subsidiary of the Company, which may be exercised upon the satisfaction of certain conditions.
(4) On March 26, 2020, the Company exercised the extension option upon the satisfaction of certain conditions, and extended the term maturity to September 27, 2020.
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
_______________________
(1) For the twelve months ended December 31, 2019. Includes amortization of deferred financing costs.
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

Other financing and loan participation - Commercial Mortgage Loans
On March 23, 2020, the Company transferred $15.2 million of its interest in a term loan to Sterling National Bank ("SNB") via a participation agreement. The Company incurred $13.0 thousand of interest expense on SNB for the three months ended March 31, 2020.
Unsecured Debt
On March 26, 2020, the Company and certain of its subsidiaries entered into a material amendment to an existing lending agreement with Security Benefit Life Insurance Company ("SBL"), secured by a pledge of equity interests in certain of the Company’s subsidiaries, for a total commitment of $100 million with a maturity of February 10, 2023 and a rate of one-month LIBOR + 4.5%. The amendment revised the terms of the existing SBL lending agreement, entered into in February 2020, to permit the Company to borrow under the agreement. The Company incurred $17.0 thousand of interest expense on its lending agreement with SBL for the three months ended March 31, 2020. As of March 31, 2020 there was no outstanding balance.

CMBS Master Repurchase Agreements
We have entered into various CMBS Master Repurchase Agreements (“MRAs”) that allow us to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30 to 90 days and terms are adjusted for current market rates as necessary. As of March 31, 2020 and December 31, 2019, we were party to four MRAs, of which two were used for each respective periods presented, described below (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of March 31, 2020
JP Morgan Securities LLC	$159,879	$595	$202,688	2.21%	11
Wells Fargo Securities, LLC	159,924	955	190,623	2.32%	12
Barclays Capital Inc.	79,047	365	106,965	2.28%	17
Citigroup Global Markets, Inc.	98,030	653	109,500	2.60%	16
Total/Weighted Average	$496,880	$2,568	$609,776	2.33%	13

As of December 31, 2019
JP Morgan Securities LLC	$83,353	$124	$93,500	2.53%	20
Wells Fargo Securities, LLC	$178,304	$1,199	$209,873	2.94%	11
Barclays Capital Inc.	$40,720	$221	$47,475	2.81%	23
Citigroup Global Markets, Inc.	91,982	413	103,453	2.69%	19
Total/Weighted Average	$394,359	$1,957	$454,301	2.79%	16
________________________
1 Includes $89.1 million and $68.5 million of CLO notes, held by the Company, which are eliminated within the real estate securities, at fair value line in the consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.
The following tables summarize our Repurchase Agreements, Commercial Mortgage Loans and our MRAs for the three months ended March 31, 2020, 2019 and 2018, respectively:

	As of March 31, 2020
	Amount Outstanding	Average Outstanding Balance
	Q1	Q1
Repurchase Agreements - Commercial Mortgage Loans	$234,524	$282,282
Repurchase Agreements - Real Estate Securities	$496,880	$412,809

	As of March 31, 2019
	Amount Outstanding	Average Outstanding Balance
	Q1	Q1
Repurchase Agreements- Commercial Mortgage Loans	$370,889	$357,850
Repurchase Agreements - Real Estate Securities	$22,078	$52,711

	As of March 31, 2018
	Amount Outstanding	Average Outstanding Balance
	Q1	Q1
Repurchase Agreements - Commercial Mortgage Loans	$501,310	$313,509
Repurchase Agreements - Real Estate Securities	$—	$19,542

The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the three months ended March 31, 2020, the maximum average outstanding balance was $721.04 million, of which $452.8 million was related to repurchase agreements on our commercial mortgage loans and $268.2 million for repurchase agreements on our real estate securities.
During the three months ended March 31, 2019, the maximum average outstanding balance was $473.4 million, of which $427.8 million was related to repurchase agreements on our commercial mortgage loans and $45.7 million for repurchase agreements on our real estate securities.
During the three months ended March 31, 2018, the maximum average outstanding balance was $516.9 million, all of which was related to repurchase agreements on our commercial mortgage loans.
Private Placements
Since February 2018, we have been conducting offerings of our common stock, Series A Preferred Stock, and Series C Preferred Stock in offerings exempt from the registration requirements of the Securities Act. The following table summarizes the issuance of common stock in these offerings (dollars in thousands, except share amounts):

	Total
	Shares Issued	Proceeds
Balance, December 31, 2019	12,136,262	$201,225
January 2020	284,983	4,762
February 2020	365,051	6,100
March 2020	—	—
Balance, March 31, 2020	12,786,296	212,087
As of March 31, 2020, we had no outstanding of binding purchase commitments for common stock.

The following table summarizes the sales of Series A Preferred Stock in these offerings (dollars in thousands, except share amounts):

	Total
	Shares Issued	Proceeds
Balance, December 31, 2019	40,496	$202,549
January 2020	—	—
February 2020	14	70
March 2020	—	—
Balance, March 31, 2020	40,510	$202,619
As of March 31, 2020, we had no outstanding of binding purchase commitments for Series A Preferred Stock.
The following table summarizes the sales of Series C Preferred Stock in these offerings (dollars in thousands, except share amounts):

	Total
	Shares Issued	Proceeds
Balance, December 31, 2019	1,400	$7,000
January 2020	—	—
February 2020	—	—
March 2020	—	—
Balance, March 31, 2020	1,400	$7,000
As of March 31, 2020, we had no outstanding of binding purchase commitments for Series C Preferred Stock.
The following tables present the activity in our Series A Preferred Stock for the periods ended March 31, 2020 and March 31, 2019, respectively (dollars in thousands, except share amounts):

Series A Preferred Stock	Shares	Amount
Balance, December 31, 2019	40,500	$202,144
Issuance of Preferred Stock, net of offering cost	14	70
Dividends paid in Preferred Stock	—	2
Offering Costs	—	(5)
Amortization of offering costs	—	24
Ending Balance, March 31, 2020	40,514	$202,235

	Shares	Amount
Balance, December 31, 2018	29,249	$145,786
Issuance of Preferred Stock	2,996	14,979
Amortization of offering costs	—	25
Ending Balance, March 31, 2019	32,245	$160,790
The following tables present the activity in our Series C Preferred Stock for the periods ended March 31, 2020 (dollars in thousands, except share amounts):

Series C Preferred Stock	Shares	Amount
Balance, December 31, 2019	1,400	$6,966
Issuance of Preferred Stock, net of offering cost	—	—
Dividends paid in Preferred Stock	—	—
Offering Costs	—	(5)
Amortization of offering costs	—	1
Ending Balance, March 31, 2020	1,400	$6,962

Distributions
In order to maintain its election to qualify as a REIT, the Company must currently distribute, at a minimum, an amount equal to 90% of its taxable income, without regard to the deduction for distributions paid and excluding net capital gains. The Company must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate U.S. federal income taxes.
Distributions on our common stock are payable when authorized and declared by our Board of Directors. Distribution payments are dependent on the availability of funds. Our Board of Directors may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distributions payments are not assured.
Dividends payable on each share of Series A and Series C Preferred Stock are generally equal to the monthly dividend that would have been paid had such share of Preferred Stock been converted to a share of common stock, except to the extent common stock dividends have been reduced below certain specified levels. To the extent dividends on Preferred Shares are not authorized and declared by our Board of Directors and paid by the Company monthly, the dividend amounts will accrue.
On April 22, 2020, the Company’s Board of Directors unanimously approved a transition in the timing of its dividend payments, if any, to holders of the Company’s common stock and Preferred Stock from a monthly to a quarterly basis, effective as of the date of the announcement. The Company’s Preferred Stock will continue to accrue dividends monthly in accordance with the terms of such Preferred Stock. On March 26, 2020, the Company temporarily suspended the DRIP.
The below table shows the distributions paid on shares outstanding of common stock during the three months ended March 31, 2020 and March 31, 2019 (dollars in thousands):

Three months Ended March 31, 2020
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2020	$4,154	$1,211
February 5, 2020	4,177	1,210
March 2, 2020	3,919	1,130
Total	$12,250	$3,551

Three months Ended March 31, 2019
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 4, 2019	$3,576	$1,171
February 1, 2019	3,657	1,168
March 1, 2019	3,333	1,053
Total	$10,566	$3,392
The following table shows the sources for the payment of distributions to common stockholders for the periods presented (dollars in thousands):

	Three months Ended March 31,
	2020		2019
Distributions:
Distributions paid In Cash	$12,250		$10,566
Distributions Reinvested	3,551		3,392
Total Distributions	$15,801		$13,958
Source of Distribution Coverage:
Net Income/(Loss)	$—	—%	$10,566	75.7%
Available cash on hand	12,250	77.5%	—	—%
Common Stock Issued Under DRIP	3,551	22.5%	3,392	24.3%
Total Sources of Distributions	$15,801	100.0%	$13,958	100.0%
Net Income/(Loss) applicable to common stock (GAAP)	$(11,915)		$16,108

Cash Flows
Cash Flows for the Three months ended March 31, 2020
Net cash provided by operating activities for the three months ended March 31, 2020 was $37.4 million. Cash inflows were primarily driven by net cash inflows of $18.8 million related to originations of and proceeds from sales of commercial mortgage loans, measured at fair value and $48.2 million of interest proceeds received. Inflows were partially offset by the payment of $20.9 million of interest expense.
Net cash provided by investing activities for the three months ended March 31, 2020 was $3.6 million. Cash outflows were primarily driven by the origination and acquisition of $287.6 million of commercial mortgage loans and the purchase of real estate securities of $134.8 million. Outflows were offset by proceeds from principal repayments of $426.7 million received on commercial mortgage loans.
Net cash provided by financing activities for the three months ended March 31, 2020 was $29.0 million. Cash inflows were primarily driven by proceeds from net borrowing on our CMBS MRAs of $102.5 million. Inflows were partially offset by the payment of $16.8 million in cash distributions to stockholders and $6.7 million of stock repurchases and repayments on CLOs of $68.9 million.
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
Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of March 31, 2020 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$141,012	$133,636	$5,450	$—	$280,098
Maturities of lease liabilities for operating lease	710	857	909	38,977	41,453
Repurchase agreements - commercial mortgage loans	199,594	34,930	—	—	234,524
Repurchase agreements - real estate securities	496,880	—	—	—	496,880
CLOs (2)	—	—	—	1,753,451	1,753,451
Mortgage Note Payable	—	—	—	40,167	40,167
Total	$838,196	$169,423	$6,359	$1,832,595	$2,846,573
_______________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $267.1 million and $261.4 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of March 31, 2020 and December 31, 2019.

Related Party Arrangements
Benefit Street Partners L.L.C.
Amended Advisory Agreement
Refer to “Note 11 - Related Party Transactions and Arrangements” for a summary of the Company’s Advisory Agreement with the Advisor and amounts paid to the Advisor pursuant to the Advisory Agreement for the three months ended March 31, 2020 and 2019.
Loan Acquisitions
On February 22, 2018, the Company purchased commercial mortgage loans from an entity that is an affiliate of our Advisor, for an aggregate purchase price of $27.8 million. The purchase of the commercial mortgage loans and the $27.8 million purchase price were approved by the Company’s board of directors. On April 18, 2018, the Company sold $23.3 million of these commercial mortgage loans into a CMBS securitization. The remaining $4.5 million of these commercial mortgage loans were sold as of March 31, 2020, which were previously recorded in commercial mortgage loans, held-for-sale, measured at fair value on the consolidated balance sheets.
Lending Agreement with Stockholder
On March 26, 2020, the Company and certain of its subsidiaries entered into a material amendment to an existing lending agreement with SBL, an entity that also holds 14,950 of the Company’s outstanding shares of Series A Preferred Stock, secured by a pledge of equity interests in certain of the Company’s subsidiaries, for a total commitment of $100.0 million with a maturity of February 10, 2023 and a rate of one-month LIBOR + 4.5%. The amendment revised the terms of the existing SBL lending agreement, entered into in February 2020, to permit the Company to borrow under the agreement. The Company incurred $17 thousand of interest expense on the lending agreement with SBL for the three months ended March 31, 2020. As of March 31, 2020 there was no outstanding balance.

Off Balance Sheet Arrangements
We currently have no off balance sheet arrangements as of March 31, 2020 and through the date of the filing of this Form 10-Q.
Non-GAAP Financial Measures
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT") and the Investment Program Association ("IPA") industry trade groups, have each promulgated measures respectively known as funds from operations ("FFO") and modified funds from operations ("MFFO"), which we believe to be appropriate supplemental measures to reflect the operating performance of a REIT. The use of FFO and MFFO is recommended by the REIT industry as supplemental performance measures. However, FFO and MFFO are not substitutes to generally accepted accounting principles ("GAAP") net income or loss. We believe our presentations of FFO and MFFO assist investors in analyzing and comparing our operating and financial performance between reporting periods.
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
Our MFFO calculation excludes impairments of real estate related investments, including loans. We assess the credit quality of our investments and adequacy of credit loss reserves on a quarterly basis, or more frequently as necessary. For loans classified as held-for-investment, we establish and maintain a general allowance for credit losses inherent in our portfolio at the reporting date and, where appropriate, a specific allowance for credit losses for loans we have determined to be impaired at the reporting date. An individual loan is considered impaired when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Real estate securities which have experienced a decline in the fair value below their amortized cost basis (i.e., impairment) are evaluated each reporting period to determine whether the decline in fair value is due to credit-related factors. Credit-related impairment is recognized as an allowance on the consolidated balance sheets with a corresponding adjustment on the consolidated statements of operations. Significant judgment is required in this analysis. We consider the estimated net recoverable value of the loan or security as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Fair value is typically estimated based upon discounting the expected future cash flows of the underlying collateral taking into consideration the discount rate, capitalization rate, occupancy, creditworthiness of major tenants and many other factors. This requires significant judgment and because it is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a specific allowance for credit losses is recorded. In the case of real estate securities, all or a portion of a deemed impairment may be recorded. Due to our limited life, any allowance for credit losses or impairment of real estate securities recorded may be difficult to recover.

The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the three months ended March 31, 2020 and March 31, 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Funds From Operations:
Net income/(loss)	$(7,400)	$19,890
Impairment losses on real estate owned assets	398	—
Depreciation and amortization	588	—
Funds from operations	$(6,414)	$19,890
Modified Funds From Operations:
Funds from operations	$(6,414)	$19,890
Amortization of premiums, discounts and fees on investments, net	(1,710)	(1,506)
Acquisition expenses	142	248
Unrealized (gain) loss on financial instruments	6,831	1,402
Increase/(decrease) for credit losses	14,597	2,495
Modified funds from operations (1)	$13,446	$22,529
__________________________
(1) Modified funds from operations for three months ended March 31, 2020 includes a non-cash charge of $4.5 million related to the call of BSPRT 2017 - FL2 CLO on January 15, 2020. Excluding the non-cash charge modified funds from operations would be $17.9 million. For three months ended March 31, 2019 there was no such non-cash adjustment.
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
Capital Market Risk
We are exposed to risks related to the debt capital markets, and our related ability to finance our business through borrowings under repurchase obligations or other debt instruments. As a REIT, we are required to distribute a significant portion of our taxable income annually, which constrains our ability to accumulate operating cash flow and therefore requires us to utilize debt or equity capital to finance our business. We seek to mitigate these risks by monitoring the debt capital markets to inform our decisions on the amount, timing and terms of capital we raise.
The COVID-19 pandemic has resulted in extreme volatility in a variety of global markets, including the real estate-related debt markets. We have and may continue to receive margin calls from our lenders as a result of the decline in the market value of the assets pledged by us to our lenders under our repurchase agreements and warehouse credit facilities, and if we fail to resolve such margin calls when due by payment of cash or delivery of additional collateral, the lenders may exercise remedies including demanding payment by us of our aggregate outstanding financing obligations and/or taking ownership of the loans or other assets securing the applicable obligations and liquidating them at inopportune prices.
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

As of March 31, 2020 and December 31, 2019, our portfolio included 118 and 135 variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 25 or 50 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity.
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

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	March 31, 2020	December 31, 2019
(-) 25 Basis Points	3.96%	3.22%
Base Interest Rate	—%	—%
(+) 50 Basis Points	(6.34)%	(2.20)%
(+) 100 Basis Points	(9.40)%	(0.26)%
Real Estate Risk
The market values of commercial mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, the impacts of the COVID-19 pandemic discussed above, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; and demographic factors. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses.

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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
Item 1. Legal Proceedings.
The Company has no knowledge of material pending legal proceedings, other than ordinary routine litigation incidental to the business, or material pending or threatened regulatory proceedings, against the Company at this time.
Item 1A. Risk Factors.
Except as described below, there have been no material changes to the risk factors relating to the Company disclosed in our Form 10-K/A for the year ended December 31, 2019.
The COVID-19 pandemic is materially and adversely affecting our financial condition, operating results and cash flows and the operations and financial performance of many of the borrowers underlying our real estate-related assets, and we expect the adverse impacts will continue in the future.
Since December 2019, COVID-19 has spread globally, including to every state in the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and subsequently, the United States declared a national emergency. The COVID-19 pandemic has had, and another pandemic or public health crisis in the future could have, repercussions across domestic and global economies and financial markets. The global impact of the COVID-19 outbreak evolved rapidly and many governmental authorities, including state and local governments in regions in which our borrowers own properties, have reacted by instituting government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing” guidelines which have forced many of our borrowers to suspend or significantly restrict their business activities, and has resulted in a dramatic increase in national unemployment.
The COVID-19 pandemic is materially and adversely affecting our financial condition, operating results and cash flows and the operations and financial performance of many of the borrowers underlying our real estate-related assets, and we expect the adverse impacts will continue in the future. Specifically, the COVID-19 pandemic has:

•
significantly disrupted the financial markets for the assets in our real estate securities portfolio, resulting in significant decreases in market values for these assets and significant market volatility. This has resulted in margin calls from our lenders, which we have thus far satisfied, and could result in future margin calls which, if not satisfied, could result in the liquidation of some of our assets at significant losses.

•
resulted in a decline in the value of commercial real estate generally, and significant declines in certain assets classes, including hospitality and retail, which has negatively impacted the value of our commercial mortgage loan portfolio, and could continue to negatively impact the value in the future, potentially materially.

•
negatively impacted the financial stability of many of our borrowers, which has and is expected to continue to result in an increase in the number of our borrowers who become delinquent or default on their loans, or who seek to defer payment on or to amend the terms of their loans. Borrowers in the hospitality and retail sector have been particularly adversely impacted.

•
increased the cost and decreased the availability of debt capital, including as a result of dislocations in the commercial mortgage-backed securities market, which has currently made raising capital through CDO or CLO securitizations impracticable, and as a result of lenders permitting significantly lower advance rates on our repurchase agreements.

•
as a result of the decline in the market value of the loans in our CDOs and CLOs, we may not meet certain interest coverage tests, overcollateralization coverage tests or other tests that could result in a change in the priority of distributions, which could result in the reduction or elimination of distributions to the subordinate debt and equity tranches we own until the tests have been met or certain senior classes of securities have been paid in full. Accordingly, we may experience a reduction in our cash flow from those interests which may adversely affect our liquidity and therefore our ability to fund our operations or address maturing liabilities on a timely basis.

•
resulted in a general decline in business activity which if continued will result in a decline in demand for mortgage financing, which could adversely affect our ability to make new investments or to redeploy the proceeds from repayments of our existing investments.

•	created valuation uncertainties that make it difficult to estimate provisions for credit losses.

•	resulted in an extended period of remote working by our Advisor’s employees which could strain technology resources and introduce operational risks, including heightened cybersecurity risk.
The extent to which the COVID-19 pandemic impacts our or our borrowers’ operations will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic and the direct and indirect economic effects of the pandemic and containment measures. The inability of our borrowers to meet their loan obligations and/or borrowers filing for bankruptcy protection would reduce our cash flows, which would impact our ability to pay dividends to our stockholders. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Moreover, many risk factors set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
Refer to "Note 9 - Stock Transactions" to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the common stock purchase agreements and preferred stock purchase agreements we entered into with certain accredited investors, certain officers of the Company, and certain owners, employees and associates of the Advisor and its affiliates pursuant to which such persons committed to buy shares of our common stock and Preferred Stock. During the three months ended March 31, 2020, the Company sold 650,034 shares of common stock for proceeds of $10.9 million, 14 shares of Series A Preferred Stock for proceeds of $0.1 million and did not sell any Series C Preferred Stock. As of March 31, 2020, the Company did not have any outstanding purchase commitments for any classes of the Company's shares.
The offer and sale of the common stock and Preferred Stock were conducted in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.
Issuer Purchases of Equity Securities
Share repurchase activity under the SRP during three months ended March 31, 2020 was as follows:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2019	5,878	3,542,267	$20.23
January 1 - January 31, 2020(1)	1,170	361,829	$18.56
February 1 - February 28, 2020	—	—	N/A
March 1 - March 31, 2020	—	—	N/A
Cumulative as of March 31, 2020	7,048	3,904,096	$20.08
__________________
(1) Reflects shares repurchased in January 2020 pursuant to repurchase requests submitted for the second semester of 2019. Pursuant to the terms of the SRP, the Company is only authorized to repurchase up to the amount of proceeds reinvested through our DRIP during the applicable semester. On March 26, 2020, the Company temporarily suspended the DRIP. As a result, redemption requests for 11,496 shares were not fulfilled for the second semester of 2019. Therefore amounts available to fund repurchases for the first semester of 2020 will be limited to DRIP proceeds from January and February 2020, and amounts available to fund repurchases for the second semester of 2020 will depend on the amount of dividends paid and the reactivation of the DRIP. See "Note 9 - Stock Transactions" to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion of our SRP.
Item 3. Defaults upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1*
Loan and Security Agreement, dated February 11, 2020 and as amended by Agreement of Amendment dated March 26, 2020, among BSPRT OP SUB I, LLC, Benefit Street Partners Realty Trust, Inc., Benefit Street Partners Realty Trust LP, LLC, Benefit Street Partners Realty Operating Partnership, L.P., and Security Benefit Life Insurance Company and the other lenders from time to time parties thereto, and Cortland Capital Market Services LLC, as administrative agent.

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Benefit Street Partners Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________________________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benefit Street Partners Realty Trust, Inc.
Dated:	May 14, 2020	By	/s/ Richard J. Byrne
Name: Richard J. Byrne
Title: Chief Executive Officer and President
(Principal Executive Officer)

Dated:	May 14, 2020	By	/s/ Jerome S. Baglien
Name: Jerome S. Baglien
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)