Form 10-Q
period 2020-06-30
Benefit Street Partners Realty Trust, Inc.
filed 2020-08-14
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2020
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of July 31, 2020 was 44,339,023.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

TABLE OF CONTENTS

i

PART I
Item 1. Consolidated Financial Statements and Notes (unaudited)

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Cash and cash equivalents	$111,631	$87,246
Restricted cash	15,479	21,876
Commercial mortgage loans, held for investment, net of allowance of $26,244 and $921 as of June 30, 2020 and December 31, 2019, respectively	2,468,670	2,762,042
Commercial mortgage loans, held-for-sale, measured at fair value	69,879	112,562
Real estate securities, available for sale, measured at fair value, amortized cost of $436,878 and $387,294 as of June 30, 2020 and December 31, 2019, respectively	408,612	386,316
Derivative instruments, measured at fair value	133	1,119
Other real estate investments, measured at fair value	2,514	2,557
Receivable for loan repayment (1)	173,465	89,317
Accrued interest receivable	15,308	16,308
Prepaid expenses and other assets	4,853	5,322
Intangible lease asset, net of amortization	13,959	14,377
Operating right of use asset, net of amortization	5,825	5,979
Real estate owned, net of depreciation	35,758	35,333
Real estate owned, held-for-sale	14,000	—
Receivable for unsettled trades	—	266
Total assets	$3,340,086	$3,540,620
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$1,697,666	$1,803,185
Repurchase agreements - commercial mortgage loans	226,224	252,543
Repurchase agreements - real estate securities	335,256	394,359
Mortgage note payable	40,241	29,167
Other financing and loan participation - commercial mortgage loans	18,771	—
Derivative instruments, measured at fair value	4,589	1,581
Interest payable	3,566	4,958
Distributions payable	15,570	6,912
Accounts payable and accrued expenses	19,632	10,925
Due to affiliates	9,545	4,789
Operating lease liabilities	6,217	6,136
Deferred rent revenue	—	150
Total liabilities	$2,377,277	$2,514,705
Commitment and contingencies (See Note 10)
Redeemable convertible preferred stock Series A, $0.01 par value, 60,000 authorized and 40,514 and 40,500 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	$202,253	$202,144
Redeemable convertible preferred stock Series C, $0.01 par value, 20,000 authorized and 1,400 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	6,960	6,966
Equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 949,999,000 shares authorized, 44,395,816 and 43,916,815 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	445	441
Additional paid-in capital	910,706	903,310
Accumulated other comprehensive income (loss)	(28,266)	(978)
Accumulated deficit	(129,289)	(85,968)
Total stockholders' equity	$753,596	$816,805
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$3,340,086	$3,540,620
___________________
(1) Includes $173.5 million and $89.3 million of cash held by servicer related to loan payoffs pledged to the CLOs as of June 30, 2020 and December 31, 2019, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income:
Interest income	$43,241	$48,225	$91,095	$94,736
Less: Interest expense	15,135	25,869	39,627	46,235
Net interest income	28,106	22,356	51,468	48,501
Revenue from real estate owned	828	—	2,457	—
Total Income	$28,934	$22,356	$53,925	$48,501
Expenses:
Asset management and subordinated performance fee	3,738	3,805	7,650	7,449
Acquisition expenses	175	270	317	518
Administrative services expenses	2,940	3,556	7,052	7,519
Professional fees	3,222	2,568	6,006	4,663
Real estate owned operating expenses	1,096	—	2,741	—
Depreciation and amortization	586	—	1,174	—
Other expenses	1,055	836	2,642	1,732
Total expenses	$12,812	$11,035	$27,582	$21,881
Other (income)/loss:
Increase/(decrease) for credit losses	4,042	573	18,639	3,068
Impairment losses on real estate owned assets	—	—	398	—
Realized (gain)/loss on extinguishment of debt	(438)	—	(438)	—
Realized (gain)/loss on sale of real estate securities	5,309	—	5,747	—
Realized (gain)/loss on sale of commercial mortgage loan held-for-sale	(252)	—	(252)	25
Realized (gain)/loss on sale of commercial mortgage loan, held-for-sale, measured at fair value	238	(7,237)	(9,166)	(18,418)
Unrealized (gain)/loss on commercial mortgage loans, held-for-sale, measured at fair value	(1,595)	(568)	339	(232)
Unrealized (gain)/loss on other real estate investments, measured at fair value	(18)	—	43	—
Unrealized (gain)/loss on derivatives	99	2,004	4,935	3,070
Realized (gain)/loss on derivatives	1,659	1,626	8,328	3,084
Total other (income)/loss	$9,044	$(3,602)	$28,573	$(9,403)
Income/(loss) before taxes	7,078	14,923	(2,230)	36,023
Provision/(benefit) for income tax	(736)	397	(2,644)	1,607
Net income/(loss)	$7,814	$14,526	$414	$34,416
Net income/(loss) applicable to common stock	$4,359	$11,036	$(7,556)	$27,606

Basic earnings per share	$0.10	$0.27	$(0.17)	$0.68
Diluted earnings per share	$0.10	$0.27	$(0.17)	$0.68
Basic weighted average shares outstanding	44,376,437	41,226,805	44,319,531	40,516,456
Diluted weighted average shares outstanding	44,389,380	41,239,548	44,319,531	40,529,371
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income/(loss)	$7,814	$14,526	$414	$34,416
Unrealized gain/(loss) on available-for-sale securities	40,319	(65)	(27,288)	80
Comprehensive income/(loss) attributable to Benefit Street Partners Realty Trust, Inc.	$48,133	$14,461	$(26,874)	$34,496

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2019	43,916,815	$441	$903,310	$(978)	$(85,968)	$816,805
Issuance of common stock	650,034	7	10,855	—	—	10,862
Common stock repurchases	(361,829)	(4)	(6,711)	—	—	(6,715)
Common stock issued through distribution reinvestment plan	191,326	1	3,548	—	—	3,549
Share-based compensation	—	—	39	—	—	39
Offering costs	—	—	(136)	—	—	(136)
Net income/(loss)	—	—	—	—	(7,400)	(7,400)
Distributions declared	—	—	—	—	(20,371)	(20,371)
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	(7,761)	(7,761)
Other comprehensive income/(loss)	—	—	—	(67,607)	—	(67,607)
Balance, March 31, 2020	44,396,346	$445	$910,905	$(68,585)	$(121,500)	$721,265
Issuance of common stock	—	$—	$25	$—	$—	$25
Common stock repurchases	(11,306)	—	(192)	—	—	(192)
Common stock issued through distribution reinvestment plan	6	—	(57)	—	—	(57)
Share-based compensation	10,770	—	57	—	—	57
Offering costs	—		(32)			(32)
Net income/(loss)	—	—	—	—	7,814	7,814
Distributions declared	—	—	—	—	(15,603)	(15,603)
Other comprehensive income/(loss)	—	—	—	40,319	—	40,319
Balance, June 30, 2020	44,395,816	$445	$910,706	$(28,266)	$(129,289)	$753,596

Balance, December 31, 2018	39,303,710	$395	$827,558	$(459)	$(94,266)	$733,228
Issuance of common stock	1,161,580	11	19,398	—	—	19,409
Common stock repurchases	(387,530)	(4)	(7,203)	—	—	(7,207)
Common stock issued through distribution reinvestment plan	180,906	2	3,390	—	—	3,392
Share-based compensation	—	—	39	—	—	39
Offering costs	—	—	(382)	—	—	(382)
Net income	—	—	—	—	19,890	19,890
Distributions declared	—	—	—	—	(17,449)	(17,449)
Other comprehensive income/(loss)	—	—	—	145	—	145
Balance, March 31, 2019	40,258,666	$404	$842,800	$(314)	$(91,825)	$751,065
Issuance of common stock	1,267,833	$13	$21,175	$—	$—	$21,188
Common stock repurchases	—	—	—	—	—	—
Common stock issued through distribution reinvestment plan	187,146	2	3,490	—	—	3,492
Share-based compensation	6,400	—	39	—	—	39

Offering Cost	—	—	(529)	—	—	(529)
Net income	—	—	—	—	14,526	14,526
Distributions declared	—	—	—	—	(18,298)	(18,298)
Other comprehensive income/(loss)	—	—	—	(65)	—	(65)
Balance, June 30, 2019	41,720,045	$419	$866,975	$(379)	$(95,597)	$771,418
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income/(loss)	$414	$34,416
Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities:
Premium amortization and (discount accretion), net	$(3,041)	$(3,185)
Accretion of deferred commitment fees	(2,664)	(1,282)
Amortization of deferred financing costs	6,936	7,072
Share-based compensation	96	78
Realized (gain)/loss on sale of real estate securities	5,747	—
Unrealized (gain)/loss on commercial mortgage loans held-for-sale	339	(232)
Unrealized (gain)/loss on derivative instruments	4,935	3,070
Unrealized losses on other real estate investments	43	—
Depreciation and amortization	1,174	—
Recognition of deferred rent revenue	(150)	—
Increase/(decrease) for credit losses	18,639	3,068
Impairment losses on real estate owned assets	398	—
Origination of commercial mortgage loans, held-for-sale	(119,447)	(324,219)
Proceeds from sale of commercial mortgage loans, held-for-sale	148,020	297,269
Changes in assets and liabilities:
Accrued interest receivable	3,664	(462)
Prepaid expenses and other assets	(1,418)	(2,104)
Accounts payable and accrued expenses	8,057	2,458
Due to affiliates	4,831	37
Interest payable	(1,392)	370
Net cash (used in)/provided by operating activities	$75,181	$16,354
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(417,216)	$(669,044)
Principal repayments received on commercial mortgage loans, held for investment	603,589	328,742
Purchase of other real estate investments	—	(2,511)
Purchase of real estate owned and capital expenditures	(1,332)	—
Purchase of real estate securities	(134,823)	(107,535)
Proceeds from sale of real estate securities	79,404	249
Purchase of derivative instruments	(697)	(829)
Net cash (used in)/provided by investing activities	$128,925	$(450,928)
Cash flows from financing activities:
Proceeds from issuances of common stock	$10,887	$40,597
Proceeds from issuances of redeemable convertible preferred stock	70	14,979
Common stock repurchases	(6,907)	(7,207)
Borrowings under collateralized loan obligation	—	639,899
Repayments of collateralized loan obligation	(110,458)	(260,833)
Borrowings on repurchase agreements - commercial mortgage loans	171,994	728,432
Repayments of repurchase agreements - commercial mortgage loans	(198,313)	(745,003)
Borrowings on repurchase agreements - real estate securities	585,504	493,541

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Repayments of repurchase agreements - real estate securities	(644,607)	(453,058)
Borrowing on other financing and loan participation - commercial mortgage loans	18,771	—
Repayments on other financing and loan participation - commercial mortgage loans	—	(10,000)
Borrowing on mortgage note payable	11,074	—
Payments of deferred financing costs	(359)	(4,395)
Distributions paid	(23,774)	(28,563)
Net cash (used in)/provided by financing activities:	$(186,118)	$408,389
Net change in cash, cash equivalents and restricted cash	17,988	(26,185)
Cash, cash equivalents and restricted cash, beginning of period	109,122	204,419
Cash, cash equivalents and restricted cash, end of period	$127,110	$178,234

Supplemental disclosures of cash flow information:
Taxes paid	$—	$—
Interest paid	34,083	38,793

Supplemental disclosures of non - cash flow information:
Distribution payable	$15,570	$6,083
Common stock issued through distribution reinvestment plan	3,492	6,884
Commercial mortgage loans transferred from held for sale to held for investment	23,390	—
Real estate owned received in foreclosure	14,000	—

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$111,631	$164,541
Restricted cash	15,479	13,693
Cash, cash equivalents and restricted cash, end of period	$127,110	$178,234
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
June 30, 2020
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
In response to the global coronavirus (COVID-19) pandemic, numerous countries, including the U.S., have declared national emergencies with respect to COVID-19 and certain jurisdictions, including those where our corporate headquarters and/or properties that secure our investments, or properties that we own, are located, have at times imposed “stay-at-home” guidelines or orders or other restrictions to help prevent its spread. The disruptive economic effects of the COVID-19 pandemic and government responses thereto have significantly impacted our estimates involving credit losses and fair values during the three and six months ended June 30, 2020, including introducing a significant degree of uncertainty underlying those estimates.
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
Acquisition Expenses
The Company capitalizes certain direct costs relating to loan origination activities and the cost is amortized over the life of the loan.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Commercial Mortgage Loans
Held for Investment - Commercial mortgage loans that are held for investment purposes and are anticipated to be held until maturity, are carried at cost, net of unamortized acquisition expenses, discounts or premiums and unfunded commitments. Commercial mortgage loans, held for investment purposes, that are deemed to be impaired are carried at amortized cost less a specific allowance for credit losses. Interest income is recorded on the accrual basis and related discounts, premiums and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the Company’s consolidated statements of operations. Guaranteed loan commitment fees payable by the borrower upon maturity are accreted over the life of the investment using the effective interest method. The accretion of guaranteed loan commitment fees is recognized in interest income in the Company's consolidated statements of operations.
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
Held-for-Sale, Accounted for Under the Fair Value Option - The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, and written loan commitments. The Company has elected to measure commercial mortgage loans held-for-sale in the Company's TRS under the fair value option. These commercial mortgage loans are included in the Commercial mortgage loans, held-for-sale, measured at fair value in the consolidated balance sheets. Interest income received on commercial mortgage loans held-for-sale, measured at fair value is recorded on the accrual basis of accounting and is included in interest income in the consolidated statements of operations. Acquisition expenses on originating these investments are expensed when incurred.
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
Real estate owned assets that are probable to be sold within one year are reported as held-for sale. Real estate owned assets classified as held-for-sale shall be measured at the lower of its carrying amount or fair value less cost to sell. Real estate owned assets shall not be depreciated or amortized while it is classified as held-for-sale. Interest and other expenses attributable to the liabilities of a disposal group classified as held-for-sale shall continue to be accrued.
Leases
Operating right of use assets "ROU" represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. Leases will be classified as either a finance or operating lease, with such classification affecting the pattern and classification of expense recognition in the consolidated statements of operations. For leases greater than 12 months, the Company determines, at the inception of the contract, if the arrangement meets the classification criteria for an operating or finance lease. For leases that have extension options, which can be exercised at the Company's discretion, management uses judgment to determine if it is reasonably certain that such extension options will be elected. If the extension options are reasonably certain to occur, the Company includes the extended term's lease payments in the calculation of the respective lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The incremental borrowing rate used to discount the lease liability is determined at commencement of the lease, or upon modification of the lease, as the interest rate a lessee would have to pay to borrow on a fully collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company's incremental borrowing rate considers information at both the corporate and property level and analysis of current market conditions for obtaining new financings. All leases as of June 30, 2020 were operating leases.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

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
Following our adoption of ASU 2016-13, our previous incurred loss model was replaced with a lifetime current expected credit loss (“CECL”) model for financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans, loan commitments, held-to-maturity (“HTM”) debt securities, financial guarantees, net investments in leases, reinsurance and trade receivables, which will generally result in earlier recognition of allowance for losses. For available for sale (“AFS”) debt securities, unrealized credit losses are recognized as allowances rather than reductions in amortized cost basis and elimination of the other than temporary impairment concept will result in more frequent estimation of credit losses. The accounting model for purchased credit impaired loans and debt securities has been simplified, including elimination of some of the asymmetrical treatment between credit losses and credit recoveries, to be consistent with the CECL model for originated and purchased non-credit impaired assets. The adopted model for ASC 326 as it applies to HTM and AFS securities, encompassing the beneficial interest model for securities that are not of high credit quality, has been clarified to include the effective interest method as a basis for the projection of cash collections method in connection with the newly adopted impairment models for HTM and AFS debt securities under ASC 326 when securities are not of high credit quality. Upon adoption of ASU 2016-13 on January 1, 2020, we recorded an additional allowance for credit losses for our outstanding loans and unfunded loan commitments of $7.8 million, or $0.18 per share, which was 0.27% of the aggregate commitment amount of the Company’s loan portfolio at December 31, 2019.

	Pre-adoption	Transition Adjustment	Post-adjustment
Assets
Commercial mortgage loans, held for investment, net of allowance	2,762,042	(7,211)	2,754,831
Liabilities
Accounts payable and accrued expenses (1)	10,925	(550)	10,375
Equity
Accumulated deficit	(85,968)	(7,761)	(93,729)
________________________
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
June 30, 2020
(Unaudited)

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
June 30, 2020
(Unaudited)

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
Real Estate Securities
On the acquisition date, all of the Company’s commercial real estate securities were classified as available for sale and carried at fair value, and subsequently any unrealized gains or losses are recognized as a component of accumulated other comprehensive income or loss. The Company may elect the fair value option for its real estate securities, and as a result, any unrealized gains or losses on such real estate securities will be recorded in the Company’s consolidated statements of operations. No such election has been made to date. Related discounts, premiums and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the Company’s consolidated statements of operations. The Company uses the specific identification method in determining the cost relief for real estate securities sold. Realized gains and losses from the sale of real estate securities are included in the Company’s consolidated statements of operations.
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
June 30, 2020
(Unaudited)

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
June 30, 2020
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
Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRS, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRS is not consolidated for U.S. federal income tax purposes, but is instead taxed as a C corporation. For financial reporting purposes, the TRS is consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRS. Total income tax expense (benefit) for the six months ended June 30, 2020 and June 30, 2019 were $(2.6) million and $1.6 million, respectively.
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
Per Share Data
The Company’s Preferred Stock is considered a participating security and calculates basic earnings per share using the two-class method. The Company’s dilutive earnings per share calculation is computed using the more dilutive result of the treasury stock method, assuming the participating security is a potential common share, or the two-class method, assuming the participating security is not converted. The Company calculates basic earnings per share by dividing net income applicable to common stock for the period by the weighted-average number of shares of common stock outstanding for that period. Diluted earnings per share reflects the potential dilution that could occur from shares outstanding if potential shares of common stock with a dilutive effect have been issued in connection with the restricted stock plan or upon conversion of the outstanding shares of the Company’s Preferred Stock, except when doing so would be anti-dilutive.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
Immediately prior to a “Liquidity Event,” each outstanding share of Series A Preferred Stock shall convert into 299.2 shares of Common Stock, subject to anti-dilution adjustments (the “Conversion Rate”). Each outstanding share of Series C Preferred Stock will convert into shares of Common Stock at the same Conversion Rate on the one-year anniversary of a Liquidity Event, subject to the Company’s right to accelerate the conversion to a date no earlier than six months after the Liquidity Event, upon at least ten days prior notice to the holders of the Series C Preferred Stock. A “Liquidity Event” is defined as (i) the listing of the Common Stock on a national securities exchange or quotation on an electronic inter-dealer quotation system; (ii) a merger or business combination involving the Company pursuant to which outstanding shares Common Stock are exchanged for securities of another company which are listed on a national securities exchange or quoted on an electronic inter-dealer quotation system; or (iii) any other transaction or series of transaction that results in all shares of Common Stock being transferred or exchange for cash or securities which are listed on a national securities exchange or quoted on an electronic inter-dealer quotation system. If there has not been a Liquidity Event within six years from the initial issuance of the Preferred Stock, each holder of Preferred Stock shall have the right to convert all, but not less than all, of the Preferred Stock held by such holder into Common Stock at the Conversion Rate. Each holder also has the option to convert its shares of Preferred Stock into Common Stock upon a change in control (as defined in the respective Articles Supplementary for the Series A Preferred Stock and Series C Preferred Stock) of the Company. In addition, neither the Company nor a holder of shares of Preferred Stock may redeem shares of the Preferred Stock until six years from the initial issuance of the Preferred Stock, except in cases of a change in control (as defined in the respective Articles Supplementary).

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

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
Accounting Pronouncements Not Yet Adopted
On March 12, 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through June 30, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.
Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (dollars in thousands):

	June 30, 2020	December 31, 2019
Senior loans	$2,486,919	$2,721,325
Mezzanine loans	7,995	41,638
Total gross carrying value of loans	2,494,914	2,762,963
Less: Allowance for credit losses (1)	26,244	921
Total commercial mortgage loans, held for investment, net	$2,468,670	$2,762,042
________________________
(1) As of June 30, 2020 and December 31, 2019, there have been no specific reserves for loans in non-performing status.
As of June 30, 2020 and December 31, 2019, the Company's total commercial mortgage loan portfolio, excluding commercial mortgage loans accounted for under the fair value option, was comprised of 116 and 122 loans, respectively.
Allowance for Credit Losses
The following table presents the activity in the Company's allowance for credit losses, excluding the unfunded loan commitments, as of June 30, 2020 (dollars in thousands):

	Three Months Ended June 30, 2020
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self Storage	Mobile Housing	Total
Beginning Balance	$12,189	$1,153	$4,573	$2,332	$41	$1,070	$276	$68	$21,702
Current Period:
Increase/(decrease) for credit losses	(1,447)	(373)	(223)	(1,733)	2,209	6,173	(56)	(8)	4,542
Write offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Ending Balance	$10,742	$780	$4,350	$599	$2,250	$7,243	$220	$60	$26,244

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

	Six Months Ended June 30, 2020
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self Storage	Mobile Housing	Total
Beginning Balance	$322	$202	$249	$23	$4	$103	$—	$18	$921
Cumulative-effect adjustment upon adoption of ASU 2016-13	3,220	386	1,966	434	9	739	399	58	7,211
Current Period:
Increase/(decrease) for credit losses	7,200	192	2,135	142	2,237	6,828	(179)	(16)	18,539
Write offs	—	—	—	—	—	(427)	—	—	(427)
Recoveries	—	—	—	—	—	—	—	—	—
Ending Balance	$10,742	$780	$4,350	$599	$2,250	$7,243	$220	$60	$26,244
The increase in the provision for credit losses during the three and six months ended June 30, 2020 of $4.5 million and $18.5 million, respectively, is primarily driven by the continuing strains on the overall economic outlook as a result of the COVID-19 pandemic.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The following table presents the activity in the Company's allowance for credit losses, for the unfunded loan commitments, as of June 30, 2020 (dollars in thousands):

	Three Months Ended June 30, 2020
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self Storage	Mobile Housing	Total
Beginning Balance	$295	$—	$392	$287	$—	$174	$—	$2	$1,150
Current Period:
Increase/(decrease) for credit losses	(70)	—	(243)	(247)	—	61	—	(1)	(500)
Write offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Ending Balance	$225	$—	$149	$40	$—	$235	$—	$1	$650

	Six Months Ended June 30, 2020
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self Storage	Mobile Housing	Total
Beginning Balance	$—	$—	$—	$—	$—	$—	$—	$—	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	239	40	150	30	1	57	28	5	550
Current Period:
Increase/(decrease) for credit losses	(14)	(40)	(1)	10	(1)	178	(28)	(4)	100
Write offs	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—	—	—	—
Ending Balance	$225	$—	$149	$40	$—	$235	$—	$1	$650
The following table represents the composition by loan type of the Company's commercial mortgage loans, held for investment portfolio (dollars in thousands):

	June 30, 2020		December 31, 2019
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$1,239,671	49.6%	$1,491,971	53.9%
Office	369,472	14.8%	414,772	15.0%
Hospitality	404,517	16.2%	446,562	16.1%
Industrial	183,368	7.3%	118,743	4.3%
Retail	109,615	4.4%	111,620	4.0%
Mixed Use	69,635	2.8%	58,808	2.1%
Self Storage	62,597	2.4%	67,767	2.4%
Land	16,400	0.7%	16,400	0.6%
Manufactured Housing	46,168	1.8%	44,656	1.6%
Total	$2,501,443	100.0%	$2,771,299	100.0%

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

As of June 30, 2020 and December 31, 2019, the Company's total commercial mortgage loans, held-for-sale, measured at fair value comprised of 8 and 7 loans, respectively. As of June 30, 2020 and December 31, 2019, the contractual principal outstanding of commercial mortgage loans, held-for-sale, measured at fair value was $70.1 million and $112.5 million, respectively. As of June 30, 2020 and December 31, 2019, none of the Company's commercial mortgage loans, held-for-sale, measured at fair value were in default or greater than ninety days past due.
The following table represents the composition by loan type of the Company's commercial mortgage loans, held-for-sale, measured at fair value (dollars in thousands):

	June 30, 2020		December 31, 2019
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$41,100	58.6%	$78,250	69.6%
Retail	21,193	30.2%	2,613	2.3%
Office	6,000	8.6%	—	—%
Manufactured Housing	1,850	2.6%	—	—%
Hospitality	—	—%	8,000	7.1%
Industrial	—	—%	23,625	21.0%
Total	$70,143	100.0%	$112,488	100.0%
Loan Credit Quality and Vintage
The following tables present the amortized cost of our commercial mortgage loans, held for investment as of June 30, 2020, by loan type, the Company’s internal risk rating and year of origination. The risk ratings are updated as of June 30, 2020.

June 30, 2020
	2020	2019	2018	2017	2016	2015	Prior	Total

Multifamily:
Risk Rating:
1-2 internal grade	$213,562	$438,877	$442,535	$34,875	$—	$—	$3,489	$1,133,338
3-4 internal grade	—	—	65,842	37,812	—	—	—	103,654
Total Multifamily Loans	$213,562	$438,877	$508,377	$72,687	$—	$—	$3,489	$1,236,992

Retail:
Risk Rating:
1-2 internal grade	$—	$36,147	$16,380	$—	$—	$—	$9,450	$61,977
3-4 internal grade	—	21,985	41,874	—	—	—	—	63,859
Total Retail Loans	$—	$58,132	$58,254	$—	$—	$—	$9,450	$125,836

Office:
Risk Rating:
1-2 internal grade	$56,205	$153,180	$61,323	$41,563	$—	$—	$—	$312,271
3-4 internal grade	—	—	—	10,480	—	—	—	10,480
Total Office Loans	$56,205	$153,180	$61,323	$52,043	$—	$—	$—	$322,751

Industrial:
Risk Rating:
1-2 internal grade	$39,847	$109,037	$—	$—	$—	$33,655	$—	$182,539
3-4 internal grade	—	—	—	—	—	—	—	—
Total Industrial Loans	$39,847	$109,037	$—	$—	$—	$33,655	$—	$182,539

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Mixed Use:
Risk Rating:
1-2 internal grade	$—	$—	$56,711	$12,924	$—	$—	$—	$69,635
3-4 internal grade	—	—	—	—	—	—	—	—
Total Mixed Use Loans	$—	$—	$56,711	$12,924	$—	$—	$—	$69,635

Hospitality:
Risk Rating:
1-2 internal grade	$—	$10,536	$—	$—	$—	$—	$—	$10,536
3-4 internal grade	—	166,208	181,204	90,708	—	—	—	438,120
Total Hospitality Loans	$—	$176,744	$181,204	$90,708	$—	$—	$—	$448,656

Self Storage:
Risk Rating:
1-2 internal grade	$—	$—	$62,516	$—	$—	$—	$—	$62,516
3-4 internal grade	—	—	—	—	—	—	—	—
Total Self Storage Loans	$—	$—	$62,516	$—	$—	$—	$—	$62,516

Manufactured Housing:
Risk Rating:
1-2 internal grade	$1,398	$44,591	$—	$—	$—	$—	$—	$45,989
3-4 internal grade	—	—	—	—	—	—	—	—
Total Manufactured Housing Loans	$1,398	$44,591	$—	$—	$—	$—	$—	$45,989

Total	$311,012	$980,561	$928,385	$228,362	$—	$33,655	$12,939	$2,494,914
Past Due Status
The following table presents an aging summary of the loans amortized cost basis at June 30, 2020 (dollars in thousands):

	Multifamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self Storage	Manufactured Housing	Total
Status:
Current	$1,236,992	$100,754	$322,751	$182,539	$69,635	$370,595	$62,516	$45,989	$2,391,771
1-29 days past due	—	—	—	—	—	—	—	—	—
30-59 days past due (1)	—	9,120	—	—	—	—	—	—	9,120
60-89 days past due (2)	—	12,461	—	—	—	20,986	—	—	33,447
90-119 days past due (3)	—	3,501	—	—	—	—	—	—	3,501
120+ days past due (4)	—	—	—	—	—	57,075	—	—	57,075
Total	$1,236,992	$125,836	$322,751	$182,539	$69,635	$448,656	$62,516	$45,989	$2,494,914
________________________
(1) For the three and six months ended June 30, 2020, interest income recognized on this loan was $0.1 million and $0.2 million, respectively.
(2) For the three and six months ended June 30, 2020, interest income recognized on these two loans was $0.1 million and $0.6 million, respectively.
(3) For the three months ended June 30, 2020, there was no income recognized on this loan. For the six months ended June 30, 2020, interest income recognized on this loan was $0.1 million.
(4) For the three and six months ended June 30, 2020, there was no interest income recognized on this loan.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

As of June 30, 2020, the Company had five loans on non-accrual status with a total cost basis of $103.1 million. As of December 31, 2019, the Company had one loan on non-accrual status with a cost basis of $57.1 million.
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
All commercial mortgage loans, excluding loans classified as commercial mortgage loans, held-for-sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2.0. As of June 30, 2020 and December 31, 2019, the weighted average risk rating of the loans was 2.2 and 2.1, respectively.
The following table represents the allocation by risk rating for the Company's commercial mortgage loans, held for investment (dollars in thousands):

June 30, 2020			December 31, 2019
Risk Rating	Number of Loans	Par Value	Risk Rating	Number of Loans	Par Value
1	—	$—	1	—	$—
2	85	1,883,904	2	113	2,452,330
3	27	523,455	3	8	298,994
4	4	94,084	4	1	19,975
5	—	—	5	—	—
	116	$2,501,443		122	$2,771,299
For the six months ended June 30, 2020 and year ended December 31, 2019, the activity in the Company's commercial mortgage loans, held for investment portfolio was as follows (dollars in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2020	2019
Balance at Beginning of Year	$2,762,042	$2,206,830
Cumulative-effect adjustment upon adoption of ASU 2016-13	(7,211)	—
Acquisitions and originations	418,914	1,326,983
Principal repayments	(642,305)	(771,774)
Discount accretion/premium amortization	3,129	6,264
Loans transferred from/(to) commercial real estate loans, held-for-sale	(32,089)	10,100
Net fees capitalized into carrying value of loans	(1,698)	(5,339)
Increase/(decrease) for credit losses	(18,539)	(3,007)
Charge-off from allowance	427	6,922
Transfer on foreclosure to real estate owned	(14,000)	—
Transfer on deed in lieu of foreclosure to real estate owned	—	(14,937)
Balance at End of Period	$2,468,670	$2,762,042

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

During the six months ended June 30, 2020, the Company wrote off a commercial mortgage loan, held for investment, with a carrying value $14.4 million in exchange for the possession of a REO investment at a fair value of $14.0 million at the time of the transfer. The $14.0 million REO investment is comprised of $11.6 million of real property (land, building and improvements) and $2.4 million of personal property (furniture, fixture, and equipment). The transfer occurred when the Company took possession of the property by completing a foreclosure transaction in March 2020, resulting in a $0.4 million impairment loss at the time of transfer. The Company accounted for the REO acquired during the six months ended June 30, 2020 as an asset acquisition. The results of operations of the REO have been included in the Company’s consolidated statements of operations and comprehensive income since the acquisition date.
Note 4 - Real Estate Securities
The following is a summary of the Company's real estate securities, CMBS (dollars in thousands):

June 30, 2020
Type	Interest Rate	Maturity	Par Value	Fair Value
CMBS 1	3.1%	5/15/2022	$13,250	$12,045
CMBS 2	2.3%	6/26/2025	11,182	9,832
CMBS 3	2.5%	2/15/2036	40,000	37,170
CMBS 4	1.9%	5/15/2036	18,500	17,851
CMBS 5	1.5%	5/15/2036	15,000	14,325
CMBS 6	1.9%	5/15/2037	15,000	14,139
CMBS 7	2.1%	2/15/2036	9,600	9,288
CMBS 8	1.9%	8/15/2036	10,000	9,432
CMBS 9	2.0%	6/15/2037	8,000	7,668
CMBS 10	1.8%	7/15/2038	13,000	12,446
CMBS 11	1.8%	9/15/2037	32,000	30,670
CMBS 12	2.2%	9/15/2037	24,000	22,228
CMBS 13	1.7%	10/19/2038	50,000	46,800
CMBS 14	2.1%	10/19/2038	26,000	24,477
CMBS 15	1.6%	6/15/2034	5,000	4,773
CMBS 16	1.9%	6/15/2034	6,500	6,111
CMBS 17	2.3%	6/15/2034	12,000	11,150
CMBS 18	1.5%	12/15/2036	20,000	18,718
CMBS 19	1.8%	12/15/2036	25,000	22,833
CMBS 20	1.6%	2/15/2035	24,700	23,548
CMBS 21	2.0%	2/15/2035	18,000	16,803
CMBS 22	1.9%	3/15/2035	12,500	11,943
CMBS 23	2.3%	3/15/2035	25,665	24,362
December 31, 2019
Type	Interest Rate	Maturity	Par Value	Fair Value
CMBS 1	4.7%	5/15/2022	$13,250	$13,274
CMBS 2	3.8%	6/26/2025	12,131	12,151
CMBS 3	4.1%	2/15/2036	40,000	40,186
CMBS 4	3.7%	5/15/2036	18,500	18,535
CMBS 5	3.1%	5/15/2036	15,000	15,019
CMBS 6	3.2%	5/15/2037	13,500	13,525
CMBS 7	3.4%	5/15/2037	15,000	15,028
CMBS 8	3.2%	6/15/2037	7,000	7,013

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

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
The Company classified its CMBS investments as available-for-sale as of June 30, 2020 and December 31, 2019. These investments are reported at fair value in the consolidated balance sheets with changes in fair value recorded in accumulated other comprehensive income/(loss). The weighted average contractual maturity for CLO investments included within the CMBS portfolio as of June 30, 2020 and December 31, 2019 was 16 and 17 years. The weighted average contractual maturity for single asset single borrower "SASB" investments as of June 30, 2020 and December 31, 2019 was 14 and 5 years.
The following table shows the amortized cost, allowance for expected credit losses, unrealized gain/(loss) and fair value of the Company's CMBS investments by investment type (dollars in thousands):

	Amortized Cost	Credit Loss Allowance	Unrealized Gain	Unrealized Loss	Fair Value
June 30, 2020
CLOs	$380,542	$—	$—	$(23,313)	$357,229
SASB	56,336	—	—	(4,953)	51,383
Total	$436,878	$—	$—	$(28,266)	$408,612
December 31, 2019
CLOs	$330,000	$—	$1	$(881)	$329,120
SASB	57,294	—	—	(98)	57,196
Total	$387,294	$—	$1	$(979)	$386,316
As of June 30, 2020 the Company held 23 CMBS positions with an amortized cost basis of $436.9 million and an unrealized loss of $28.3 million, of which 5 positions had an unrealized loss for a period greater than twelve months. As of December 31, 2019, the Company held 21 CMBS positions with an amortized cost basis of $387.3 million and an unrealized loss of $1.0 million, of which 2 positions had an unrealized loss for a period greater than twelve months.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The following table provides information on the unrealized losses and fair value on the Company's real estate securities, CMBS, available for sale that were in an unrealized loss position, and for which an allowance for credit losses has not been recorded as of June 30, 2020 and December 31, 2019 (amounts in thousands):

	Fair Value		Unrealized Loss
	Securities with an unrealized loss less than 12 months	Securities with an unrealized loss greater than 12 months	Securities with an unrealized loss less than 12 months	Securities with an unrealized loss greater than 12 months
June 30, 2020
CLOs	$298,874	$58,355	$(19,664)	$(3,649)
SASB	41,551	9,832	(3,557)	(1,396)
Total	$340,425	$68,187	$(23,221)	$(5,045)
December 31, 2019
CLOs	$315,845	$13,275	$(863)	$(17)
SASB	45,045	12,151	(67)	(31)
Total	$360,890	$25,426	$(930)	$(48)
As of June 30, 2020 and December 31, 2019, there were 5 securities and 2 securities, respectively with unrealized losses reflected in the table above. After evaluating the securities, we concluded that the unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, the portfolio is made up of investment grade securities of recent originations and higher tranches, and that there were no material credit events that would have caused us to otherwise conclude that we would not recover our cost. The allowance for credit losses is calculated using a discounted cash flow approach and is measured as the difference between the original cash flows expected to be collected to the revised cash flows expected to be collected discounted using the effective interest rate, limited by the amount that the fair value is less than the amortized cost basis. Significant judgment is used in projecting cash flows. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.
The following table provides information on the amounts of gain/(loss) on the Company's real estate securities, CMBS, available-for-sale (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Unrealized gain/(loss) available-for-sale securities	$34,882	$(65)	$(32,725)	$80
Reclassification of net (gain)/loss on available-for-sale securities included in net income/(loss)	5,437	—	5,437	—
Unrealized gain/(loss) available-for-sale securities, net of reclassification adjustment	$40,319	$(65)	$(27,288)	$80
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
The deterioration in fair value of real estate securities for both collateralized loan obligations and other securities as of June 30, 2020 can be attributed mainly to the market down-turn and volatility as a result of high unemployment and credit uncertainties related to the outbreak of COVID-19. Management currently does not have the intention to sell any of the real estate securities as of June 30, 2020.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 5 - Real Estate Owned
The following table summarizes the Company's real estate owned assets as of June 30, 2020 (dollars in thousands):

As of June 30, 2020
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
August 2019 (1)(2)	Hotel	Chicago, IL	$—	$9,045	$—	$(196)	$8,849
October 2019 (1)	Office	Jeffersonville, IN	1,887	21,989	3,565	(532)	26,909
March 2020 (1)(3)	Hotel	Knoxville, TN	3,800	7,838	2,362	—	14,000
			$5,687	$38,872	$5,927	$(728)	$49,758
________________________
(1) Refer to Note 2 for the useful life of the above assets.
(2) Represents assets acquired by the Company by completing a deed-in-lieu of foreclosure transaction.
(3) Represents assets acquired by the Company by completing a foreclosure transaction and is designated as held-for-sale within the Company's consolidated balance sheets.
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
________________________
(1) Refer to Note 2 for the useful life of the above assets.
(2) Represents assets acquired by the Company by completing a deed-in-lieu of foreclosure transaction.
Depreciation expense for the three and six months ended June 30, 2020 totaled $0.3 million and $0.5 million, respectively. There had been no depreciation expense for the three and six months ended June 30, 2019.
Long-Lived Asset Classified as Held-for-Sale
As of June 30, 2020, the Company has designated one property included within the real estate owned business segment as held-for-sale. During the quarter, an agreement of sale was executed by and between the Company (“Seller”) and an individual (“Buyer”). Per the terms of the agreement the Seller agreed to sell, and Buyer agreed to purchase a hotel property located in Knoxville, Tennessee. The sale is expected to be completed within the next twelve months. The Buyer has submitted a down payment in accordance with the terms of the agreement to be held in escrow until completion of the sale.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 6 - Leases
Operating Right of Use Asset
The following table summarizes the Company's operating right of use asset recognized in the consolidated balance sheets as of June 30, 2020 (dollars in thousands):

June 30, 2020
Acquisition Date	Property Type	Primary Location(s)	Operating Right of Use Asset, Gross	Accumulated Amortization	Operating Right of Use Asset, net of Amortization
August 2019	Hotel	Chicago, IL	$6,109	$(284)	$5,825
			$6,109	$(284)	$5,825
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
Operating Lease Liabilities
On August 19, 2019, in conjunction with the deed-in-lieu of foreclosure transaction, the Company assumed a non-cancelable ground lease for the land on which the property is located and classified the lease as an operating lease. The ground lease requires monthly rental payments with annual increases of 3%. The initial term of the lease expires in 2067 and can be renewed for a sixty-year period. Rent expense for this operating lease for the three and six months ended June 30, 2020 totaled $0.2 million and $0.4 million, respectively. There had been no rent expense for this operating lease for the three and six months ended June 30, 2019.
The following table summarizes the Company's schedule of minimum future lease payments as of June 30, 2020 (dollars in thousands):

Minimum Future Lease Payments	June 30, 2020
2020 (July - December)	$202
2021	410
2022	422
2023	435
2024	448
2025 and beyond	39,438
Total undiscounted lease payments	$41,355
Less: Amount representing interest	(35,138)
Present value of lease liability	$6,217

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The following table summarizes the Company's schedule of minimum future lease payments as of December 31, 2019 (dollars in thousands):

Minimum Future Lease Payments	December 31, 2019
2020	$398
2021	410
2022	422
2023	435
2024	448
2025 and beyond	39,438
Total undiscounted lease payments	$41,551
Less: Amount representing interest	(35,415)
Present value of lease liability	$6,136
The discount rate used to calculate the lease liability as of June 30, 2020 and December 31, 2019 is 9%. The remaining lease term is 47.45 years as of June 30, 2020 and 47.95 as of December 31, 2019.
Intangible Lease Asset
The following table summarizes the Company's intangible lease asset recognized in the consolidated balance sheets as of June 30, 2020 (dollars in thousands):

June 30, 2020
Acquisition Date	Property Type	Primary Location(s)	Intangible Lease Asset, Gross	Accumulated Amortization	Intangible Lease Asset, Net of Amortization
October 2019	Office	Jeffersonville, IN	$14,509	$(550)	$13,959
			$14,509	$(550)	$13,959
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
Rental Income
On October 15, 2019, the Company purchased an office building that was subject to an existing triple net lease. The minimum rental amount due under the lease is subject to annual increases of 1.5%. The initial term of the lease expires in 2037 and contains renewal options for four consecutive five-year terms. The remaining lease term is 16.8 years. Rental income for this operating lease for the three and six months ended June 30, 2020 totaled $0.7 million and $1.4 million, respectively. There had been no rental income for this operating lease for the three and six months ended June 30, 2019.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The following table summarizes the Company's schedule of future minimum rents to be received under the lease (dollars in thousands):

Minimum Rents	June 30, 2020
2020 (July - December)	$1,273
2021	2,568
2022	2,607
2023	2,646
2024	2,686
2025 and beyond	36,894
Total minimum rent	$48,674
Amortization Expense
Intangible lease assets are amortized using the straight-line method over the contractual life of the lease, of a period up to 20 years. The weighted average life of intangible assets as of June 30, 2020 is approximately 16.8 years. Amortization expense for the three and six months ended June 30, 2020 totaled $0.2 million and $0.4 million, respectively. There had been no amortization expense for the three and six months ended June 30, 2019.
The following table summarizes the Company's expected amortization for intangible assets over the next five years, assuming no further acquisitions or dispositions (dollars in thousands):

Amortization Expense	June 30, 2020
2020 (July - December)	$(413)
2021	(825)
2022	(825)
2023	(825)
2024	(825)
Note 7 - Debt
Repurchase Agreements - Commercial Mortgage Loans
The Company has entered into repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), U.S Bank National Association (the "USB Repo Facility"), Barclays Bank PLC (the "Barclays Revolver Facility" and the "Barclays Repo Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Credit Suisse AG (the "CS Repo Facility," and together with the JPM Repo Facility, the USB Repo Facility, the WF Repo Facility, the Barclays Revolver Facility and the Barclays Repo Facility, the "Repo Facilities").
The Repo Facilities are financing sources through which the Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 65% to 80% of the principal amount of the mortgage loan being pledged.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The details of the Company's Repo Facilities at June 30, 2020 and December 31, 2019 are as follows (dollars in thousands):

As of June 30, 2020
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Maturity
JPM Repo Facility (2)	$300,000	$139,258	$2,598	2.57%	1/30/2021
USB Repo Facility (3)	100,000	8,250	286	1.95%	6/15/2021
CS Repo Facility (4)	200,000	67,486	2,035	3.07%	9/27/2020
WF Repo Facility (5)	175,000	—	597	N/A	11/21/2020
Barclays Revolver Facility (6)	100,000	—	130	N/A	9/20/2021
Barclays Repo Facility (7)	300,000	11,230	681	2.34%	3/15/2022
Total	$1,175,000	$226,224	$6,327
________________________
(1) For the six months ended June 30, 2020. Includes amortization of deferred financing costs.
(2) On September 3, 2019, the committed financing amount was downsized from $520.0 million to $300.0 million and the maturity date was amended to January 30, 2021.
(3) On June 9, 2020, the Company exercised the extension option upon the satisfaction of certain conditions, and extended the term maturity to June 15, 2021.
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
(7) Includes two one-year extensions at the Company's option.

As of December 31, 2019
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Maturity
JPM Repo Facility (2)	$300,000	$107,526	$6,862	4.51%	1/30/2021
USB Repo Facility (3)	100,000	—	622	N/A	6/15/2020
CS Repo Facility (4)	300,000	87,375	5,563	4.84%	3/27/2020
WF Repo Facility (5)	175,000	24,942	1,333	3.65%	11/21/2020
Barclays Revolver Facility (6)	100,000	—	976	N/A	9/20/2021
Barclays Repo Facility (7)	300,000	32,700	1,260	3.80%	3/15/2022
Total	$1,275,000	$252,543	$16,616
________________________
(1) For the twelve months ended December 31, 2019. Includes amortization of deferred financing costs.
(2) On September 3, 2019, the committed financing amount was downsized from $520.0 million to $300.0 million and the maturity date was amended to January 30, 2021.
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
June 30, 2020
(Unaudited)

(7) Includes two one-year extensions at the Company's option.
The Company expects to use the advances from the Repo Facilities to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participation interests therein.
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of June 30, 2020 and December 31, 2019, the Company is in compliance with all debt covenants.
Other financing and loan participation - Commercial Mortgage Loans
On March 23, 2020, the Company transferred $15.2 million of its interest in a term loan to Sterling National Bank ("SNB") via a participation agreement. The Company incurred $0.13 million and $0.14 million of interest expense on SNB for the three and six months ended June 30, 2020. As of June 30, 2020 there was an outstanding balance of $18.8 million.
Mortgage Note Payable
On October 15, 2019, the Company obtained a commercial mortgage loan for $29.2 million related to the real estate owned portfolio. As of June 30, 2020 the loan accrued interest at an annual rate of 3.85%. The Company incurred $0.3 million and $0.6 million of interest expense for the three and six months ended June 30, 2020. Additionally, on January 6, 2020, the Company obtained a commercial mortgage loan for $11.0 million related to the real estate owned portfolio. As of June 30, 2020 the loan accrued interest at an annual rate of 9.00%. The Company incurred $0.2 million and $0.5 million of interest expense for the three and six months ended June 30, 2020.
Unsecured Debt
On March 26, 2020, the Company and certain of its subsidiaries entered into a material amendment to an existing lending agreement with Security Benefit Life Insurance Company ("SBL"), secured by a pledge of equity interests in certain of the Company’s subsidiaries, for a total commitment of $100 million with a maturity of February 10, 2023 and a rate of one-month LIBOR + 4.5%. The amendment revised the terms of the existing SBL lending agreement, entered into in February 2020, to permit the Company to borrow under the agreement. The Company incurred $0.07 million and $0.09 million of interest expense on the lending agreement with SBL for the three and six months ended June 30, 2020. As of June 30, 2020, there was no outstanding balance.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Below is a summary of the Company's MRAs as of June 30, 2020 and December 31, 2019 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of June 30, 2020
JP Morgan Securities LLC	$59,562	$1,263	$76,524	2.24%	11
Wells Fargo Securities, LLC	—	1,057	—	N/A	N/A
Barclays Capital Inc.	105,521	1,100	165,787	2.71%	14
Credit Suisse AG	68,217	734	117,375	5.27%	18
Citigroup Global Markets, Inc.	101,956	1,601	139,408	3.83%	24
Total/Weighted Average	$335,256	$5,755	$499,094	3.56%	17

As of December 31, 2019
JP Morgan Securities LLC	$83,353	$124	$93,617	2.53%	20
Wells Fargo Securities, LLC	178,304	1,199	210,352	2.94%	11
Barclays Capital Inc.	40,720	221	47,543	2.81%	23
Citigroup Global Markets, Inc.	91,982	413	103,301	2.69%	19
Total/Weighted Average	$394,359	$1,957	$454,813	2.79%	16
________________________
(1) Includes $90.5 million and $68.5 million of CLO notes, held by the Company, which are eliminated within the real estate securities, at fair value line in the consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.
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
As of June 30, 2020 and December 31, 2019 the notes issued by BSPRT 2018-FL3 Issuer, Ltd. and BSPRT 2018-FL3 Co-Issuer, LLC, wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 38 and 41 mortgage assets having a principal balance of $548.2 million and $523.2 million, respectively (the "2018-FL3 Mortgage Assets"). The sale of the 2018-FL3 Mortgage Assets to BSPRT 2018-FL3 Issuer, Ltd. is governed by a Mortgage Asset Purchase Agreement dated as of April 5, 2018, between the Company and BSPRT 2018-FL3 Issuer, Ltd.
As of June 30, 2020 and December 31, 2019 the notes issued by BSPRT 2018-FL4 Issuer, Ltd. and BSPRT 2018-FL4 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 51 and 49 mortgage assets having a principal balance of $742.8 million and $867.9 million, respectively (the "2018-FL4 Mortgage Assets"). The sale of the 2018-FL4 Mortgage Assets to BSPRT 2018-FL4 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of October12, 2018, between the Company and BSPRT 2018-FL4 Issuer.
As of June 30, 2020 and December 31, 2019, the notes issued by BSPRT 2019-FL5 Issuer, Ltd. and BSPRT 2019-FL5 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 51 and 48 mortgage assets having a principal balance of $775.9 million and $809.4 million respectively (the "2019-FL5 Mortgage Assets"). The sale of the 2019-FL5 Mortgage Assets to BSPRT 2019-FL5 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of May 30, 2019, between the Company and BSPRT 2019-FL5 Issuer.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The Company, through its wholly-owned subsidiaries, holds the preferred equity tranches of the above CLOs of approximately $256.9 million and $305.4 million as of June 30, 2020 and December 31, 2019, respectively. The following table represents the terms of the notes issued by 2018-FL3 Issuer, 2018-FL4 Issuer and 2019-FL5 Issuer (the "CLOs), respectively, as of June 30, 2020 (dollars in thousands):

CLO Facility	Tranche	Par Value Issued	Par Value Outstanding (1)	Interest Rate	Maturity Date
2018-FL3 Issuer	Tranche A	$286,700	$235,650	1M LIBOR + 105	10/15/2034
2018-FL3 Issuer	Tranche A-S	77,775	77,775	1M LIBOR + 135	10/15/2034
2018-FL3 Issuer	Tranche B	41,175	41,175	1M LIBOR + 165	10/15/2034
2018-FL3 Issuer	Tranche C	39,650	39,650	1M LIBOR + 255	10/15/2034
2018-FL3 Issuer	Tranche D	42,700	42,700	1M LIBOR + 345	10/15/2034
2018-FL4 Issuer	Tranche A	416,827	416,827	1M LIBOR + 105	9/15/2035
2018-FL4 Issuer	Tranche A-S	73,813	73,813	1M LIBOR + 130	9/15/2035
2018-FL4 Issuer	Tranche B	56,446	56,446	1M LIBOR + 160	9/15/2035
2018-FL4 Issuer	Tranche C	68,385	68,385	1M LIBOR + 210	9/15/2035
2018-FL4 Issuer	Tranche D	57,531	56,118	1M LIBOR + 275	9/15/2035
2019-FL5 Issuer	Tranche A	407,025	407,025	1M LIBOR + 115	5/15/2029
2019-FL5 Issuer	Tranche A-S	76,950	76,950	1M LIBOR + 148	5/15/2029
2019-FL5 Issuer	Tranche B	50,000	50,000	1M LIBOR + 140	5/15/2029
2019-FL5 Issuer	Tranche C	61,374	61,372	1M LIBOR + 200	5/15/2029
2019-FL5 Issuer	Tranche D	48,600	5,000	1M LIBOR + 240	5/15/2029
2019-FL5 Issuer	Tranche E	20,250	3,000	1M LIBOR + 285	5/15/2029
		$1,825,201	$1,711,886
________________________
(1) Excludes $268.5 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of June 30, 2020.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The following table represents the terms of the notes issued by 2017-FL2 Issuer, 2018-FL3 Issuer, 2018-FL4 Issuer and 2019-FL5 Issuer, as of December 31, 2019 (dollars in thousands):

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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The below table reflects the total assets and liabilities of the Company's outstanding CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of June 30, 2020 and December 31, 2019 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE.

Assets (dollars in thousands)	June 30, 2020	December 31, 2019
Cash (1)	$173,939	$89,946
Commercial mortgage loans, held for investment, net (2)	2,049,571	2,294,663
Accrued interest receivable	4,877	6,254
Total Assets	$2,228,387	$2,390,863

Liabilities
Notes payable (3)(4)	$1,966,197	$2,064,601
Accrued interest payable	1,234	2,576
Total Liabilities	$1,967,431	$2,067,177
________________________
(1) Includes $173.5 million and $89.3 million of cash held by the servicer related to CLO loan payoffs as of June 30, 2020 and December 31, 2019, respectively.
(2) The balance is presented net of allowance for loan loss of $12.5 million and $0.8 million as of June 30, 2020 and December 31, 2019, respectively.
(3) Includes $268.5 million and $261.4 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.
(4) The balance is presented net of deferred financing cost and discount of $14.2 million and $19.2 million as of June 30, 2020 and December 31, 2019, respectively.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 8 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income/(loss) is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and June 30, 2019 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2020	2019	2020	2019
Net income	$7,814	$14,526	$414	$34,416
Less: Preferred stock dividends	3,455	3,490	7,970	6,810
Net income/(loss) attributable to common shareholders (for basic and diluted earnings per share)	4,359	11,036	(7,556)	27,606

Denominator
Weighted-average common shares outstanding for basic earnings per share	44,376,437	41,226,805	44,319,531	40,516,456
Effect of dilutive shares:
Unvested restricted shares	12,943	12,743	—	12,915
Weighted-average common shares outstanding for diluted earnings per share	44,389,380	41,239,548	44,319,531	40,529,371

Basic earnings per share	$0.10	$0.27	$(0.17)	$0.68
Diluted earnings per share	$0.10	$0.27	$(0.17)	$0.68
For the six months ended June 30, 2020 potentially dilutive shares of 12,235 were excluded from the computation of diluted EPS because their effect would have been anti-dilutive. Anti-dilutive shares for the six months ended June 30, 2020 comprised of restricted stock units.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Note 9 - Stock Transactions
As of June 30, 2020 and December 31, 2019, the Company had 44,395,816 and 43,916,815 shares of common stock outstanding, respectively, including shares issued pursuant to the Company's distribution reinvestment plan (the "DRIP"), share repurchases and unvested restricted shares.
As of June 30, 2020 and December 31, 2019, the Company had 40,514 and 40,500 shares of Series A Preferred Stock outstanding, respectively and 1,400 shares of Series C Preferred Stock outstanding.
The following tables present the activity in the Company's Series A Preferred Stock for the periods ended June 30, 2020 and June 30, 2019, respectively (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2019	40,500	$202,144
Issuance of Preferred Stock	14	70
Dividends paid in Preferred Stock	—	—
Offering Costs	—	(9)
Amortization of offering costs	—	48
Ending Balance, June 30, 2020	40,514	$202,253

	Shares	Amount
Balance, December 31, 2018	29,249	$145,786
Issuance of Preferred Stock	2,996	14,979
Dividends paid in Preferred Stock	1	7
Amortization of offering costs	—	51
Ending Balance, June 30, 2019	32,246	$160,823
The following tables present the activity in the Company's Series C Preferred Stock for the period ended June 30, 2020. For the period ended June 30, 2019, the Company's Series C Preferred Stock did not have any activity (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2019	1,400	$6,966
Issuance of Preferred Stock, net of offering cost	—	—
Dividends paid in Preferred Stock	—	—
Offering Costs		(9)
Amortization of offering costs	—	3
Ending Balance, June 30, 2020	1,400	$6,960
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

In April 2020, the Company’s board of directors unanimously approved a transition in the timing of the dividend payments to holders of the Company’s common stock and Preferred Stock from a monthly to a quarterly basis. In response to the adverse economic impacts of the COVID-19 pandemic and uncertainties with respect to the future impacts thereof, in June of 2020 the Company’s board of directors declared for the second quarter of 2020: (i) a quarterly cash dividend of $0.275 per common share (equivalent to $1.10 per annum), and (ii) a quarterly cash dividend per share of Preferred Stock equivalent to the amount of distributions that would be paid upon a conversion of such share of Preferred Stock into common stock. For the six months ended June 30, 2020 and June 30, 2019, the Company declared Preferred Stock dividends per share equivalent to the amount of common stock distributions that would be paid on a conversion of Preferred Stock into common stock.
As of June 30, 2020 and December 31, 2019, the Company had declared but unpaid common stock distributions of $12.1 million and $5.4 million, respectively. Additionally, as of June 30, 2020 and December 31, 2019, the Company had declared but unpaid Series A Preferred Stock distributions of $3.3 million and $1.5 million, respectively and $0.1 million and $0.1 million of Series C Preferred stock, respectively. These amounts are included in Distributions payable on the Company’s consolidated balance sheets.
The Company distributed $21.2 million during the six months ended June 30, 2020, comprised of $17.7 million in cash and $3.5 million in shares of common stock issued under the DRIP. The DRIP was temporarily suspended for the March 2020 dividend, but was reactivated for the second quarter 2020 dividend. The Company distributed $28.8 million during the six months ended June 30, 2019, comprised of $21.9 million in cash and $6.9 million in shares of common stock issued under the DRIP.
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
The Company’s most recent estimated per-share NAV is $18.57, as determined by the board of directors, as of September 30, 2019. The Company’s GAAP book value per share as of June 30, 2020 is $16.97.
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
June 30, 2020
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
The following table reflects the number of shares repurchased under the SRP cumulatively through June 30, 2020:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2019	5,878	3,542,267	$20.23
January 1 - January 31, 2020 (1)	1,170	373,135	18.56
February 1 - February 28, 2020	—	—	N/A
March 1 - March 31, 2020	—	—	N/A
April 1 - April 30, 2020 (1)	—	—	N/A
May 1 - May 31, 2020	—	—	N/A
June 1 - June 30, 2020	—	—	N/A
Cumulative as of June 30, 2020	7,048	3,915,402	$20.07
________________________
(1) Reflects shares repurchased pursuant to repurchase requests submitted for the second semester of 2019, including 11,306 shares which for administrative reasons were processed in April 2020. The number of requests for January is inclusive of shares processed in April. Pursuant to the terms of the SRP, the Company is only authorized to repurchase up to the amount of proceeds reinvested through our DRIP during the applicable semester. As a result, redemption requests in the amount of 1,986,803 shares were not fulfilled for the second semester of 2019.
Note 10 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of June 30, 2020 and December 31, 2019, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	June 30, 2020	December 31, 2019
2020	$47,849	$90,519
2021	70,185	100,861
2022	43,216	56,863
2023	63,803	8,637
2024 and beyond	5,450	5,450
	$230,503	$262,330
The borrowers are required to meet or maintain certain metrics in order to qualify for the unfunded commitment amounts.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three and six months ended June 30, 2020 and June 30, 2019 and the associated payable as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2020	2019	2020	2019	June 30, 2020	December 31, 2019
Acquisition expenses (1)	$175	$270	$317	$518	$—	$225
Administrative services expenses	2,940	3,556	7,052	7,519	2,940	1,238
Asset management and subordinated performance fee	3,738	3,805	7,650	7,449	5,229	3,326
Other related party expenses (2)(3)	89	370	670	635	1,376	—
Total related party fees and reimbursements	$6,942	$8,001	$15,689	$16,121	$9,545	$4,789
________________________
(1) Total acquisition expenses paid during the three and six months ended June 30, 2020 were $0.6 million and $2.8 million respectively, of which $0.4 million and $2.5 million were capitalized within the commercial mortgage loans, held for investment and real estate securities, available-for-sale, at fair value lines of the consolidated balance sheets. For three and six months ended June 30, 2019 total acquisition expenses paid were $2.0 million and $3.8 million respectively, of which $1.7 million and $3.3 million were capitalized within the commercial mortgage loans, held for investment and real estate securities, available-for-sale, at fair value lines of the consolidated balance sheets.
(2) These are primarily related to reimbursable costs incurred related to the increase in loan origination activities. These amounts are included in Other expenses in the Company's consolidated statements of operations.
(3) The related party payable includes $1.4 million of payments made by the Advisor to third party vendors on behalf of the Company.
The payables as of June 30, 2020 and December 31, 2019 in the table above are included in Due to affiliates on the Company's consolidated balance sheets.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Other Transactions
On February 22, 2018, the Company purchased commercial mortgage loans, held-for-sale from an entity that is an affiliate of our Advisor, for an aggregate purchase price of $27.8 million. The purchase of the commercial mortgage loans and the $27.8 million purchase price were approved by the Company’s board of directors. On April 18, 2018, the Company sold $23.3 million of these commercial mortgage loans into a CMBS securitization. There had been a full principal pay-down on the remaining $4.5 million of these commercial mortgage loans as of June 30, 2020, which were previously recorded in commercial mortgage loans, held for investment, on the consolidated balance sheets.
On March 26, 2020, the Company and certain of its subsidiaries entered into a material amendment to an existing lending agreement with SBL, an entity that also holds 14,950 of the Company’s outstanding shares of Series A Preferred Stock, secured by a pledge of equity interests in certain of the Company’s subsidiaries, for a total commitment of $100.0 million with a maturity of February 10, 2023 and a rate of one-month LIBOR + 4.5%. The amendment revised the terms of the existing SBL lending agreement, entered into in February 2020, to permit the Company to borrow under the agreement. The Company incurred $0.1 million and $0.1 million of interest expense on the lending agreement with SBL for the three and six months ended June 30, 2020, respectively. As of June 30, 2020 there was no outstanding balance.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
CMBS, recorded in real estate securities, held-for-sale, measured at fair value on the consolidated balance sheets are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, and recent trades of similar real estate securities. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of June 30, 2020 and December 31, 2019, the Company obtained third party pricing for determining the fair value of each CMBS investment, resulting in a Level II classification.
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
June 30, 2020
(Unaudited)

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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no material transfers between levels within the fair value hierarchy for the period ended June 30, 2020 and December 31, 2019.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	Total	Level I	Level II	Level III
June 30, 2020
Real estate securities, available-for-sale, measured at fair value	$408,612	$—	$408,612	$—
Commercial mortgage loans, held-for-sale, measured at fair value	69,879	—	—	69,879
Other real estate investments, measured at fair value	2,514	—	—	2,514
Credit default swaps	133	—	133	—
Total assets, at fair value	$481,138	$—	$408,745	$72,393

Liabilities, at fair value
Credit default swaps	$179	$—	$179	$—
Interest rate swaps	4,410	—	4,410	—
Total liabilities, at fair value	$4,589	$—	$4,589	$—

December 31, 2019
Real estate securities, available-for-sale, measured at fair value	$386,316	$—	$386,316	$—
Commercial mortgage loans, held-for-sale, measured at fair value	112,562	—	—	112,562
Other real estate investments, measured at fair value	2,557	—	—	2,557
Credit default swaps	59	—	59	—
Interest rate swaps	325	—	325	—
Treasury Note Futures	735	735	—	—
Total assets, at fair value	$502,554	$735	$386,700	$115,119

Liabilities, at fair value
Credit Default Swaps	$1,581	$—	$1,581	$—
Total liabilities, at fair value	$1,581	$—	$1,581	$—

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. As a result, the unrealized gains and losses for assets and liabilities within the Level III category may include changes in fair value that were attributable to both observable and unobservable inputs. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of June 30, 2020 and December 31, 2019 (dollars in thousands):

Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
June 30, 2020
Commercial mortgage loans, held-for-sale, measured at fair value	$69,879	Discounted Cash Flow	Yield	4.3%	3.3% - 5.6%
Other real estate investments, measured at fair value	2,514	Discounted Cash Flow	Yield	13.2%	12.7% - 13.7%

December 31, 2019
Commercial mortgage loans, held-for-sale, measured at fair value	$112,562	Discounted Cash Flow	Yield	4.9%	4.7% - 5.2%
Other real estate investments, measured at fair value	2,557	Discounted Cash Flow	Yield	12.4%	11.4% - 13.4%
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	June 30, 2020
	Commercial Mortgage Loans, held-for-sale, measured at fair value	Other Real Estate Investments, measured at fair value
Beginning balance, January 1, 2020	$112,562	$2,557
Transfers into Level III	—	—
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loan, held-for-sale	9,166	—
Unrealized gain/(loss) on commercial mortgage loans, held-for-sale and other real estate investments	(339)	(43)
Net accretion	—	—
Purchases	119,448	—
Sales / paydowns	(147,568)	—
Cash repayments/receipts	—	—
Transfers out of Level III	(23,390)	—
Ending Balance, June 30, 2020	$69,879	$2,514

	December 31, 2019
	Commercial Mortgage Loans, held-for-sale, measured at fair value	Other Real Estate Investments, measured at fair value
Beginning balance, January 1, 2019	$76,863	$—
Transfers into Level III	—	—
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loan, held-for-sale	37,832	—
Unrealized gain/(loss) on commercial mortgage loans, held-for-sale and other real estate investments	312	47
Net accretion	—	—
Purchases	1,015,677	2,510
Sales / paydowns	(1,008,050)	—
Cash repayments/receipts	—	—
Transfers out of Level III	(10,072)	—
Ending Balance, December 31, 2019	$112,562	$2,557

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans, held-for-investment and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of June 30, 2020 and December 31, 2019 (dollars in thousands):

		Level	Carrying Amount (1)	Fair Value
June 30, 2020
Commercial mortgage loans, held for investment	Asset	III	$2,494,914	$2,497,221
Collateralized loan obligations	Liability	III	1,697,666	1,659,430
Mortgage note payable	Liability	III	40,241	40,241
December 31, 2019
Commercial mortgage loans, held for investment	Asset	III	$2,762,963	$2,784,650
Collateralized loan obligations	Liability	III	1,803,185	1,822,386
Mortgage note payable	Liability	III	29,167	29,167
________________________
(1) The carrying value is gross of $26.2 million and $0.9 million of allowance for credit losses as of June 30, 2020 and December 31, 2019, respectively.
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
As of June 30, 2020, the net premiums received on derivative instrument assets were $0.7 million.
The following derivative instruments were outstanding as of June 30, 2020 and December 31, 2019 (dollars in thousands):

		Fair Value
Contract type	Notional	Assets	Liabilities
June 30, 2020
Credit default swaps	$55,000	$133	$179
Interest rate swaps	67,433	—	4,410
Treasury note futures	—	—	—
Total	$122,433	$133	$4,589

December 31, 2019
Credit default swaps	$94,300	$59	$1,581
Interest rate swaps	42,546	325	—
Treasury note futures	74,000	735	—
Total	$210,846	$1,119	$1,581

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The following table indicates the net realized and unrealized losses on derivatives, by primary underlying risk exposure, as included in loss on derivative instruments in the consolidated statements of operations for the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss	Unrealized (Gain)/Loss	Realized (Gain)/Loss
Credit default swaps	$1,217	$—	$(534)	$62
Interest rate swaps	394	—	4,734	2,947
Treasury note futures	(1,512)	1,659	735	5,284
Options	—	—	—	35
Total	$99	$1,659	$4,935	$8,328

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss	Unrealized (Gain)/Loss	Realized (Gain)/Loss
Credit default swaps	$192	$—	$304	$1,378
Interest rate swaps	(132)	644	1,065	229
Treasury note futures	1,944	890	1,701	1,240
Options	—	92	—	237
Total	$2,004	$1,626	$3,070	$3,084
Note 14 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's derivative instruments and repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of June 30, 2020 and December 31, 2019 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral (1)	Net Amount
June 30, 2020
Derivative instruments, at fair value	$133	$—	$133	$—	$—	$133
December 31, 2019
Derivative instruments, at fair value	$1,119	$—	$1,119	$—	$10,895	$—

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral (1)	Net Amount
June 30, 2020
Repurchase agreements - commercial mortgage loans	$226,224	$—	$226,224	$406,247	$5,198	$—
Repurchase agreements - real estate securities	335,256	—	335,256	499,094	—	—
Derivative instruments, at fair value	4,589	—	4,589	—	9,807	—
December 31, 2019
Repurchase agreements - commercial mortgage loans	$252,543	$—	$252,543	$394,229	$5,011	$—
Repurchase agreements - real estate securities	394,359	—	394,359	454,813	1,657	—
Derivative instruments, at fair value	1,581	—	1,581	—	3,679	—
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited)

The following table represents the Company's operations by segment for the three and six months ended June 30, 2020 and June 30, 2019 (dollars in thousands):

Three Months Ended June 30, 2020	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$43,241	$39,971	$2,579	$691	$—
Revenue from real estate owned	828	—	—	—	828
Interest expense	15,135	11,833	2,470	548	284
Net income/(loss)	7,814	16,298	(5,200)	(2,146)	(1,138)
Total assets as of June 30, 2020	3,340,086	2,746,413	418,296	102,348	73,029
Three Months Ended June 30, 2019
Interest income	$48,225	$45,749	$1,034	$1,442	$—
Revenue from real estate owned	—	—	—	—	—
Interest expense	25,869	24,561	749	559	—
Net income/(loss)	14,526	12,504	284	1,738	—
Total assets as of December 31, 2019	3,540,620	2,964,233	388,170	131,193	57,024

Six Months Ended June 30, 2020	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$91,095	$83,340	$5,874	$1,881	$—
Revenue from real estate owned	2,457	—	—	—	2,457
Interest expense	39,627	33,541	4,277	1,241	568
Net income/(loss)	414	15,115	(4,150)	(8,128)	(2,423)
Total assets as of June 30, 2020	3,340,086	2,746,413	418,296	102,348	73,029
Six Months Ended June 30, 2019
Interest income	$94,736	$89,383	$1,541	$3,812	$—
Revenue from real estate owned	—	—	—	—	—
Interest expense	46,235	43,304	1,247	1,684	—
Net income/(loss)	34,416	27,228	294	6,894	—
Total assets as of December 31, 2019	3,540,620	2,964,233	388,170	131,193	57,024
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
Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the continuing adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, operating results and cash flows of the Company, its borrowers, the real estate market, the global economy and the financial markets. The extent to which the COVID-19 pandemic continues to impact us and our borrowers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, including any resurgences, and the direct and indirect economic effects of the pandemic and containment measures, among others.
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
COVID-19 Pandemic
Since December 2019, COVID-19 has spread globally, including to every state in the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and subsequently, the United States declared a national emergency. The COVID-19 pandemic has had significant repercussions across domestic and global economies and financial markets, including the industries in which our borrowers operate. The global impact of the COVID-19 outbreak evolved rapidly and many governmental authorities, including state and local governments in regions in which our borrowers own properties, have reacted by instituting government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing” guidelines which have forced many of our borrowers to suspend or significantly restrict their business activities. The effects of the pandemic have resulted in a dramatic increase in national unemployment and numerous corporate bankruptcies.
The COVID-19 pandemic has had and is continuing to have a material impact on our operations:
Impact on Operating Results. With respect to our operating results in the six months ended June 30, 2020, the COVID-19 pandemic drove a significant increase in our allowance for credit loss provision on our loan portfolio and an increase in the unrealized loss on our securities portfolio. Specifically, for the six months ended June 30, 2020, we increased our allowance for anticipated credit losses on our loan portfolio by approximately $26.2 million and had an unrecognized loss of $27.3 million on our real estate securities portfolio. This was a result of deterioration in the broader capital markets and uncertainty due to COVID-19 and its expected impact on values of properties underlying our real-estate debt assets. Due primarily to changes in market conditions associated with the COVID-19 pandemic, the weighted average risk rating of our loan portfolio increased from 2.1 as of December 31, 2019 to 2.2 as of June 30, 2020, and the amortized cost basis of our loans past due increased by $46.1 million to $103.1 million over this period. Additionally, we have had minimal conduit loan activity since the onset of the pandemic and expect little to no conduit loan activity in the near term.
In the second quarter, we have made limited modifications to certain loans to assist borrowers during the COVID-19 pandemic, but none of these modifications qualify as troubled debt restructurings ("TDRs").

Impact on Liquidity. During the six months ended June 30, 2020, there were significant disruptions in the financial markets that impacted our real estate securities portfolio. This resulted in decreases in market value for these assets due to volatility and lack of liquidity. We received margin calls from certain of our lenders due to the decline in pricing, which we satisfied through the contribution of additional cash, thereby reducing our liquidity position and substantially reducing our levered returns on this portfolio of assets. In addition, many of our lenders have reduced the advance rates on our repurchase agreements, which has further adversely impacted our liquidity and reduced anticipated returns. Although the markets for these assets have recently stabilized, if they were to suffer similar disruptions as a result of the ongoing economic impacts of COVID-19 or otherwise, we could receive additional margin calls which would strain our liquidity. In addition, the financial market dislocations created by the COVID-19 pandemic have currently made financing through CDO or CLO securitizations more difficult.
The extent to which the COVID-19 pandemic impacts our future operating results and liquidity will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, including any resurgences, and the direct and indirect economic effects of the pandemic and containment measures. The inability of our borrowers to meet their loan obligations and/or borrowers filing for bankruptcy protection would reduce our cash flows, which would impact our ability to pay dividends to our stockholders. As a result of the adverse effects of the COVID-19 pandemic, our board of directors reduced our quarterly cash dividend payable to holders of our common stock for the second quarter of 2020 to $0.275 per share (equivalent to $1.10 per annum). The board may reduce or eliminate the dividend in the future in the event of further economic deterioration or dislocations in the capital markets. For further discussion of the potential impacts from the COVID-19 pandemic on our business, financial condition, results of operations, liquidity and our ability to make distributions to our stockholders, refer to “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
The estimated per share NAV was determined at a moment in time and as of the Valuation Date and the values of our assets and liabilities will change over time as a result of changes relating to the individual loans in our portfolio as well as changes and developments in the real estate and capital markets generally, including changes in interest rates. For example, the estimated per share NAV does not reflect the significant adverse impact on our business and the value of our shares related to the COVID-19 pandemic discussed above. Our current GAAP book value per share is $16.97. Stockholders should not rely on the estimated per share NAV in making a decision to buy or sell shares of our common stock. We expect to announce an updated per share NAV in November 2020.

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
Portfolio
As of June 30, 2020 and December 31, 2019, our portfolio consisted of 116 and 122 commercial mortgage loans, respectively, excluding commercial mortgage loans accounted for under the fair value option. The commercial mortgage loans held for investment as of June 30, 2020 and December 31, 2019 had a total carrying value, net of allowance for credit losses, of $2,468.7 million and $2,762.0 million, respectively. As of June 30, 2020 and December 31, 2019, our total commercial mortgage loans, held-for-sale, measured at fair value comprised of 8 loans with total fair value of $69.9 million and 7 loans with total fair value of $112.6 million, respectively. As of June 30, 2020 and December 31, 2019, our real estate securities, available-for-sale, at fair value were comprised of 23 CMBS investments with total fair value of $408.6 million and 21 CMBS investments with total fair value of $386.3 million, respectively. As of June 30, 2020 and December 31, 2019, our other real estate investments, measured at fair value, were comprised of one investment with a total fair value of $2.5 million and $2.6 million, respectively. As of June 30, 2020, our real estate owned portfolio comprised of 3 investments with a carrying value of $49.8 million. As of December 31, 2019, our real estate owned portfolio was comprised of 2 investments with a carrying value of $35.3 million.
For our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, we currently estimate loss rates based on historical realized losses experienced in the industry and take into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for credit losses. We recorded allowance for credit loss as of June 30, 2020 and December 31, 2019 in the amount of $26.2 million and $0.9 million, respectively.
As of June 30, 2020, we wrote off a commercial mortgage loan, held for investment, with a carrying value $14.4 million in exchange for the possession of a real estate owned investment at a fair value of $14.0 million at the time of the transfer. The transfer occurred when we took possession of the property by completing a foreclosure transaction which resulted in a $0.4 million loss at the time of transfer.
As of June 30, 2020, we had 5 loans with unpaid contractual principal balance for a total carrying value of $103.1 million. We did not take any asset specific reserves for these loans. As of December 31, 2019, we had one loan with unpaid contractual principal balance and carrying value of $57.1 million that had interest past due for greater than 90 days.
As of June 30, 2020 and December 31, 2019, our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, had a weighted average coupon of 4.1% and 5.6%, and a weighted average remaining life of 1.6 years and 1.8 years, respectively. As of June 30, 2020 and December 31, 2019, our CMBS investments had a weighted average coupon of 2.0% and 3.7%, and a remaining life of 15.1 years and 15.8 years, respectively.
For the three and six months ended June 30, 2020 our Real estate securities, available-for-sale, measured at fair value had an unrecognized unrealized gain/(loss) of $40.3 million and $(27.3) million, respectively, included within the consolidated statements of comprehensive income. The deterioration in fair value of real estate securities as of June 30, 2020 can be attributed mainly to the significant market down-turn and volatility, particularly in the CMBS markets, in March and April 2020, as a result of high unemployment and credit uncertainties related to the outbreak of COVID-19, offset to some degree by the relative stabilization of CMBS markets in the last two months of the quarter.

The following charts summarize our commercial mortgage loans, held for investment, by the collateral type, geographical region and coupon rate type as of June 30, 2020 and December 31, 2019:

An investments region classification is defined according to the below map based on the location of investments secured property.

The following charts show the par value by contractual maturity year for the commercial mortgage loans held for investments in our portfolio as of June 30, 2020 and December 31, 2019:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of June 30, 2020 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 1	Retail	$9,450	1 month LIBOR + 4.50%	4.7%	69.2%
Senior Debt 2	Industrial	33,655	1 month LIBOR + 4.00%	4.2%	65.0%
Senior Debt 3	Mixed Use	12,924	1 month LIBOR + 5.00%	5.2%	73.3%
Senior Debt 4	Office	14,080	1 month LIBOR + 4.45%	4.6%	64.2%
Senior Debt 5	Office	10,480	1 month LIBOR + 6.00%	6.2%	74.0%
Senior Debt 6	Multifamily	37,812	1 month LIBOR + 3.35%	3.5%	76.0%
Senior Debt 7	Office	27,487	1 month LIBOR + 4.15%	4.3%	69.5%
Senior Debt 8	Multifamily	34,875	1 month LIBOR + 3.75%	3.9%	71.2%
Senior Debt 9	Hospitality	10,600	1 month LIBOR + 5.00%	5.2%	61.6%
Senior Debt 10	Hospitality	5,912	1 month LIBOR + 3.50%	3.7%	77.0%
Senior Debt 11	Hospitality	57,075	1 month LIBOR + 5.19%	5.4%	51.8%
Senior Debt 12	Multifamily	68,645	1 month LIBOR + 4.50%	4.7%	22.4%
Senior Debt 13	Hospitality	10,250	1 month LIBOR + 5.25%	5.4%	60.7%
Senior Debt 14	Hospitality	23,000	1 month LIBOR + 4.66%	4.8%	48.1%
Senior Debt 15	Multifamily	19,279	1 month LIBOR + 3.60%	3.8%	80.5%
Senior Debt 16	Office	23,926	1 month LIBOR + 5.15%	5.3%	56.4%
Senior Debt 17	Hospitality	21,014	1 month LIBOR + 4.00%	4.2%	54.8%
Senior Debt 18	Multifamily	20,741	1 month LIBOR + 4.25%	4.4%	75.0%
Senior Debt 19	Multifamily	42,000	1 month LIBOR + 3.70%	3.9%	63.7%
Senior Debt 20	Hospitality	28,272	1 month LIBOR + 4.00%	4.2%	68.0%
Senior Debt 21	Hospitality	22,700	1 month LIBOR + 4.40%	4.6%	72.7%
Senior Debt 22	Multifamily	35,114	1 month LIBOR + 3.00%	3.2%	83.6%
Senior Debt 23	Self Storage	4,120	1 month LIBOR + 4.05%	4.2%	45.5%
Senior Debt 24	Self Storage	6,496	1 month LIBOR + 4.05%	4.2%	55.8%
Senior Debt 25	Self Storage	7,606	1 month LIBOR + 4.05%	4.2%	57.6%
Senior Debt 26	Self Storage	2,400	1 month LIBOR + 4.05%	4.2%	37.6%
Senior Debt 27	Self Storage	6,310	1 month LIBOR + 5.05%	5.2%	59.1%
Senior Debt 28	Multifamily	22,775	1 month LIBOR + 3.15%	3.3%	79.7%
Senior Debt 29	Multifamily	11,590	1 month LIBOR + 3.75%	3.9%	85.9%
Senior Debt 30	Multifamily	66,000	1 month LIBOR + 3.75%	3.9%	76.8%
Senior Debt 31	Multifamily	17,250	1 month LIBOR + 3.95%	4.1%	70.0%
Senior Debt 32	Hospitality	22,355	1 month LIBOR + 3.50%	3.7%	68.8%
Senior Debt 33	Mixed Use	56,710	1 month LIBOR + 4.87%	5.0%	49.0%
Senior Debt 34	Multifamily	12,007	1 month LIBOR + 3.50%	3.7%	74.6%
Senior Debt 35	Office	22,000	1 month LIBOR + 3.75%	3.9%	70.0%
Senior Debt 36	Office	45,294	1 month LIBOR + 4.23%	4.4%	59.6%
Senior Debt 37	Self Storage	6,299	1 month LIBOR + 6.00%	6.2%	58.9%
Senior Debt 38	Multifamily	7,250	1 month LIBOR + 4.00%	4.2%	75.6%
Senior Debt 39	Office	15,419	1 month LIBOR + 3.40%	3.6%	67.5%
Senior Debt 40	Retail	29,500	6.25%	6.3%	68.5%
Senior Debt 41	Self Storage	11,966	1 month LIBOR + 5.50%	5.7%	68.1%
Senior Debt 42	Multifamily	15,499	1 month LIBOR + 3.15%	3.3%	80.3%
Senior Debt 43	Multifamily	22,130	1 month LIBOR + 3.40%	3.6%	80.5%
Senior Debt 44	Multifamily	29,900	1 month LIBOR + 3.35%	3.5%	73.0%
Senior Debt 45	Multifamily	39,661	1 month LIBOR + 3.10%	3.3%	75.5%
Senior Debt 46	Self Storage	17,400	1 month LIBOR + 4.00%	4.2%	69.5%
Senior Debt 47	Multifamily	10,020	1 month LIBOR + 3.45%	3.6%	76.8%
Senior Debt 48	Multifamily	68,546	1 month LIBOR + 3.45%	3.6%	76.3%
Senior Debt 49	Land	16,400	1 month LIBOR + 6.00%	6.2%	45.7%
Senior Debt 50	Hospitality	8,573	1 month LIBOR + 4.80%	5.0%	62.5%
Senior Debt 51	Retail	12,495	1 month LIBOR + 4.75%	4.9%	53.5%
Senior Debt 52	Industrial	11,358	1 month LIBOR + 3.95%	4.1%	66.4%
Senior Debt 53	Multifamily	48,500	1 month LIBOR + 3.75%	3.9%	69.5%
Senior Debt 54	Multifamily	32,388	1 month LIBOR + 3.25%	3.4%	73.8%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 55	Multifamily	48,957	1 month LIBOR + 5.70%	5.9%	70.7%
Senior Debt 56	Office	7,200	1 month LIBOR + 3.90%	4.1%	67.6%
Senior Debt 57	Hospitality	10,000	1 month LIBOR + 4.95%	5.1%	69.0%
Senior Debt 58	Manufactured Housing	8,470	1 month LIBOR + 4.40%	4.6%	60.3%
Senior Debt 59	Hospitality	11,873	1 month LIBOR + 3.94%	4.1%	44.8%
Senior Debt 60	Retail	14,250	1 month LIBOR + 3.95%	4.1%	61.2%
Senior Debt 61	Hospitality	21,000	1 month LIBOR + 4.14%	4.3%	56.0%
Senior Debt 62	Multifamily	24,244	1 month LIBOR + 3.10%	3.3%	73.1%
Senior Debt 63	Multifamily	36,933	1 month LIBOR + 3.10%	3.3%	73.4%
Senior Debt 64	Retail	13,400	1 month LIBOR + 4.00%	4.2%	84.0%
Senior Debt 65	Office	42,091	1 month LIBOR + 3.50%	3.7%	71.0%
Senior Debt 66	Retail	8,500	1 month LIBOR + 5.00%	5.2%	51.6%
Senior Debt 67	Hospitality	10,580	1 month LIBOR + 4.50%	4.7%	68.7%
Senior Debt 68	Multifamily	18,100	1 month LIBOR + 3.40%	3.6%	76.4%
Senior Debt 69	Multifamily	28,250	1 month LIBOR + 3.40%	3.6%	77.2%
Senior Debt 70	Hospitality	19,900	1 month LIBOR + 3.48%	3.6%	61.8%
Senior Debt 71	Multifamily	18,553	1 month LIBOR + 3.10%	3.3%	67.4%
Senior Debt 72	Office	26,830	1 month LIBOR + 3.77%	3.9%	68.2%
Senior Debt 73	Hospitality	19,842	1 month LIBOR + 3.75%	3.9%	62.6%
Senior Debt 74	Hospitality	15,500	1 month LIBOR + 4.00%	4.2%	56.4%
Senior Debt 75	Hospitality	5,250	1 month LIBOR + 4.25%	4.4%	47.7%
Senior Debt 76	Hospitality	12,621	1 month LIBOR + 4.45%	4.6%	62.9%
Senior Debt 77	Hospitality	9,000	1 month LIBOR + 4.50%	4.7%	64.0%
Senior Debt 78	Retail	9,400	1 month LIBOR + 4.20%	4.4%	77.1%
Senior Debt 79	Manufactured Housing	12,200	1 month LIBOR + 3.65%	3.8%	48.4%
Senior Debt 80	Manufactured Housing	24,100	1 month LIBOR + 3.65%	3.8%	53.8%
Senior Debt 81	Multifamily	23,149	1 month LIBOR + 2.65%	2.8%	75.8%
Senior Debt 82	Office	29,750	1 month LIBOR + 3.35%	3.5%	54.3%
Senior Debt 83	Hospitality	34,699	1 month LIBOR + 3.99%	4.2%	31.0%
Senior Debt 84	Multifamily	12,282	1 month LIBOR + 2.65%	2.8%	71.6%
Senior Debt 85	Multifamily	35,792	1 month LIBOR + 2.75%	2.9%	79.3%
Senior Debt 86	Industrial	52,500	1 month LIBOR + 3.75%	3.9%	59.7%
Senior Debt 87	Office	21,825	1 month LIBOR + 3.50%	3.7%	70.9%
Senior Debt 88	Hospitality	7,100	1 month LIBOR + 4.00%	4.2%	70.3%
Senior Debt 89	Industrial	22,230	1 month LIBOR + 3.55%	3.7%	69.7%
Senior Debt 90	Multifamily	19,575	1 month LIBOR + 2.75%	2.9%	71.7%
Senior Debt 91	Multifamily	26,479	1 month LIBOR + 3.15%	3.3%	71.6%
Senior Debt 92	Retail	9,120	1 month LIBOR + 5.25%	5.4%	71.8%
Senior Debt 93	Multifamily	25,767	1 month LIBOR + 2.70%	2.9%	76.0%
Senior Debt 94	Multifamily	7,150	1 month LIBOR + 4.75%	4.9%	75.3%
Senior Debt 95	Multifamily	25,000	1 month LIBOR + 3.00%	3.2%	75.5%
Senior Debt 96	Multifamily	8,978	1 month LIBOR + 2.80%	3.0%	69.2%
Senior Debt 97	Office	26,250	1 month LIBOR + 5.59%	5.8%	64.9%
Senior Debt 98	Multifamily	13,054	1 month LIBOR + 3.10%	3.3%	63.7%
Senior Debt 99	Multifamily	35,100	1 month LIBOR + 1.99%	2.2%	70.2%
Senior Debt 100	Office	29,379	1 month LIBOR + 3.70%	3.9%	65.7%
Senior Debt 101	Industrial	25,350	1 month LIBOR + 3.50%	3.7%	58.1%
Senior Debt 102	Multifamily	11,800	1 month LIBOR + 3.15%	3.3%	72.4%
Senior Debt 103	Office	27,463	1 month LIBOR + 2.70%	2.9%	71.4%
Senior Debt 104	Multifamily	75,100	1 month LIBOR + 4.35%	4.5%	64.7%
Senior Debt 105	Manufactured Housing	1,398	5.50%	5.5%	62.8%
Senior Debt 106	Industrial	14,650	1 month LIBOR + 6.00%	6.2%	59.9%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 107	Multifamily	7,193	1 month LIBOR + 4.75%	4.9%	62.6%
Senior Debt 108	Multifamily	6,237	1 month LIBOR + 4.90%	5.1%	53.2%
Senior Debt 109	Multifamily	46,000	1 month LIBOR + 4.75%	4.9%	69.4%
Senior Debt 110	Multifamily	5,550	1 month LIBOR + 6.87%	7.0%	75.0%
Senior Debt 111	Multifamily	13,965	1 month LIBOR + 4.75%	4.9%	65.3%
Senior Debt 112	Hospitality	17,401	5.75%	5.8%	52.9%
Senior Debt 113	Industrial	23,625	4.70%	4.7%	74.1%
Mezzanine Loan 1	Multifamily	3,480	9.50%	9.5%	84.3%
Mezzanine Loan 2	Retail	3,500	10.00%	10.0%	59.7%
Mezzanine Loan 3	Multifamily	1,000	11.00%	11.0%	68.9%
		$2,501,443		4.1%	65.8%
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
The following table shows selected data from our commercial mortgage loans, held-for-sale, measured at fair value as of June 30, 2020 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate	Effective Yield	Loan to Value (1)
TRS Senior Debt 1	Multifamily	$30,000	3.50%	3.5%	52.8%
TRS Senior Debt 2	Multifamily	11,000	4.06%	4.1%	59.8%
TRS Senior Debt 3	Retail	1,868	4.35%	4.4%	69.9%
TRS Senior Debt 4	Retail	17,500	4.00%	4.0%	74.2%
TRS Senior Debt 5	Manufactured Housing	1,850	4.05%	4.1%	70.6%
TRS Senior Debt 6	Retail	1,825	4.05%	4.1%	48.0%
TRS Senior Debt 7	Office	6,000	3.70%	3.7%	60.6%
TRS Mezzanine Loan 8	Multifamily	100	1 month LIBOR + 14.00%	14.2%	76.4%
		$70,143		3.8%	60.7%
________________________
(1) Loan to value percentage is from metrics at origination.

The following table shows selected data from our real estate securities, available-for-sale, measured at fair value as of June 30, 2020 (dollars in thousands):

Type	Par Value	Interest Rate	Effective Yield
CMBS 1	$13,250	1 month LIBOR + 2.95%	3.1%
CMBS 2	11,182	1 month LIBOR + 2.10%	2.3%
CMBS 3	40,000	1 month LIBOR + 2.35%	2.5%
CMBS 4	18,500	1 month LIBOR + 1.70%	1.9%
CMBS 5	15,000	1 month LIBOR + 1.37%	1.5%
CMBS 6	15,000	1 month LIBOR + 1.70%	1.9%
CMBS 7	9,600	1 month LIBOR + 1.90%	2.1%
CMBS 8	10,000	1 month LIBOR + 1.75%	1.9%
CMBS 9	8,000	1 month LIBOR + 1.85%	2.0%
CMBS 10	13,000	1 month LIBOR + 1.60%	1.8%
CMBS 11	32,000	1 month LIBOR + 1.60%	1.8%
CMBS 12	24,000	1 month LIBOR + 2.00%	2.2%
CMBS 13	50,000	1 month LIBOR + 1.55%	1.7%
CMBS 14	26,000	1 month LIBOR + 1.90%	2.1%
CMBS 15	5,000	1 month LIBOR + 1.45%	1.6%
CMBS 16	6,500	1 month LIBOR + 1.75%	1.9%
CMBS 17	12,000	1 month LIBOR + 2.15%	2.3%
CMBS 18	20,000	1 month LIBOR + 1.33%	1.5%
CMBS 19	25,000	1 month LIBOR + 1.63%	1.8%
CMBS 20	24,700	1 month LIBOR + 1.40%	1.6%
CMBS 21	18,000	1 month LIBOR + 1.80%	2.0%
CMBS 22	12,500	1 month LIBOR + 1.75%	1.9%
CMBS 23	25,665	1 month LIBOR + 2.15%	2.3%
	$434,897		2.0%
The following table shows selected data from our other real estate investments, measured at fair value as of June 30, 2020 (dollars in thousands):

Loan Type	Property Type	Par Value	Preferred Return
Preferred Equity 1	Retail	$2,500	12.50%
		$2,500
The following table shows selected data from our real estate owned assets in our portfolio as of June 30, 2020 (dollars in thousands):

Type	Property Type	Carrying Value
Real Estate Owned 1	Hospitality	$8,849
Real Estate Owned 2	Office	26,909
Real Estate Owned 3	Hospitality	14,000
		$49,758
Results of Operations
Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019
We conduct our business through the following segments:

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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended June 30, 2020 and June 30, 2019 (dollars in thousands):

	Three Months Ended June 30,
	2020			2019
	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)
Interest-earning assets:
Real estate debt	$2,586,531	$39,971	6.2%	$2,462,757	$45,749	7.4%
Real estate conduit	70,056	691	3.9%	75,347	1,442	7.7%
Real estate securities	449,976	2,579	2.3%	88,304	1,034	4.7%
Total	$3,106,563	$43,241	5.6%	$2,626,408	$48,225	7.3%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$238,281	$2,090	3.5%	$337,970	$5,465	6.5%
Other financing and loan participation - commercial mortgage loans	17,250	243	5.6%	980	102	41.6%
Repurchase Agreements - real estate securities	341,627	4,162	4.9%	84,179	749	3.6%
Collateralized loan obligations	1,720,750	8,640	2.0%	1,492,388	19,668	5.3%
Derivative instruments	—	—	N/A	—	(115)	N/A
Total	$2,317,908	$15,135	2.6%	$1,915,517	$25,869	5.4%
Net interest income/spread		$28,106	3.0%		$22,356	1.9%
Average leverage % (5)	74.6%			72.9%
Weighted average levered yield (6)			14.3%			12.6%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the three months ended June 30, 2020 and June 30, 2019, respectively.
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
Interest income
Interest income for the three months ended June 30, 2020 and June 30, 2019 totaled $43.2 million and $48.2 million, respectively. As of June 30, 2020, our portfolio consisted of 116 commercial mortgage loans, held for investment, 8 commercial mortgage loans, held-for-sale, measured at fair value, 23 investments in CMBS and one other real estate investment, measured at fair value. The decrease in interest income was primarily due to a decrease in the 1 Month LIBOR, the benchmark index for our loans.

Interest expense
Interest expense for the three months ended June 30, 2020 decreased to $15.1 million compared to interest expense for three months ended June 30, 2019 of $25.9 million. The decrease in interest expense was due to (i) a decrease in the 1 Month LIBOR, the benchmark index for our financing lines and (ii) a noncash charge of $4.5 million related to the call of BSPRT 2017 -FL1 CLO on April 15, 2019.
Realized Gain/Loss on Commercial Mortgage Loans Held-for-Sale
Realized gain on commercial mortgage loans, held-for-sale for the three months ended June 30, 2020 was $0.3 million on the sale of three commercial mortgage loans, held-for-sale for proceeds of $55.8 million compared to no proceeds for the three months ended June 30, 2019 as there were no sales of commercial mortgage loans, held-for-sale.
Realized loss on commercial mortgage loans held-for-sale, measured at fair value at the TRS for the three months ended June 30, 2020 was $0.2 million compared to a realized gain of $7.2 million for the three months ended June 30, 2019. The $7.5 million decrease in realized gain was due to the fact that there had been no sales of fixed-rate commercial real estate loans into the CMBS securitization market during the three months ended June 30, 2020 compared to one CMBS securitization during the three months ended June 30, 2019. There were no proceeds for the three months ended June 30, 2020, as there had been no securitizations, compared to $127.6 million for the three months ended June 30, 2019.
Unrealized Gain/Loss on Real Estate Securities Available for Sale
For the three months ended June 30, 2020 our Real estate securities, available-for-sale, measured at fair value had an unrecognized unrealized gain of $40.3 million included within the consolidated statements of comprehensive income. The increase in fair value of real estate securities for the three months ended June 30, 2020 can be attributed mainly to some recovery in CMBS markets following the significant market volatility and credit uncertainties related to the outbreak of COVID-19 during the previous quarter.
Expenses from operations
Expenses from operations for the three months ended June 30, 2020 and June 30, 2019 were made up of the following (dollars in thousands):

	Three Months Ended June 30,
	2020	2019
Asset management and subordinated performance fee	$3,738	$3,805
Administrative services expenses	2,940	3,556
Acquisition expenses	175	270
Professional fees	3,222	2,568
Real estate owned operating expenses	1,096	—
Depreciation and amortization	586	—
Other expenses	1,055	836
Total expenses from operations	$12,812	$11,035
The increase in our expenses from operations was primarily related to our 3 real estate owned assets during the three months ended June 30, 2020, compared to none during the three months ended June 30, 2019. For the three months ended June 30, 2020, we incurred approximately $1.1 million of real estate owned operating expenses, compared to no such expenses for the three months ended June 30, 2019. Additionally, during the three months ended June 30, 2020, we incurred $0.6 million of depreciation and amortization expenses related to real estate owned assets, compared to no depreciation and amortization expenses incurred during the three months ended June 30, 2019. The increase in professional fees and other expenses are due to increases in overall Company growth. The decrease in administrative service expenses and acquisition expenses are due to less origination activities.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the six months ended June 30, 2020 and June 30, 2019 (dollars in thousands):

	Six Months Ended June 30,
	2020			2019
	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)
Interest-earning assets:
Real estate debt	$2,656,547	$83,340	6.3%	$2,393,709	$89,383	7.5%
Real estate conduit	73,303	1,881	5.1%	113,919	3,812	6.7%
Real estate securities	428,081	5,874	2.7%	64,857	1,541	4.8%
Total	$3,157,931	$91,095	5.8%	$2,572,485	$94,736	7.4%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$260,281	$6,001	4.6%	$347,855	$10,512	6.0%
Other financing and loan participation - commercial mortgage loans	9,376	261	5.6%	5,417	225	8.3%
Repurchase Agreements - real estate securities	377,218	6,734	3.6%	68,532	1,247	3.6%
Collateralized loan obligations	1,748,512	26,631	3.0%	1,439,134	34,251	4.8%
Derivative instruments	—	—	N/A	—	—	N/A
Total	$2,395,387	$39,627	3.3%	$1,860,938	$46,235	5.0%
Net interest income/spread		$51,468	2.5%		$48,501	2.4%
Average leverage % (5)	75.9%			72.3%
Weighted average levered yield (6)			13.5%			13.6%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the six months ended June 30, 2020 and June 30, 2019, respectively.
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
Interest income
Interest income for the six months ended June 30, 2020 and June 30, 2019 totaled $91.1 million and $94.7 million, respectively. As of June 30, 2020, our portfolio consisted of 116 commercial mortgage loans, held for investment, 8 commercial mortgage loans, held-for-sale, measured at fair value, 23 investments in CMBS and one other real estate investment, measured at fair value. The decrease in interest income was primarily due to a decrease in the 1 Month LIBOR, the benchmark index for our loans.
Interest expense
Interest expense for the six months ended June 30, 2020 decreased to $39.6 million compared to interest expense for six months ended June 30, 2019 of $46.2 million. The decrease in interest expense was due to a decrease in the 1 Month LIBOR, the benchmark index for our financing lines slightly offset by an increase of $534.4 million in the average carrying value of our interest-bearing liabilities.

Realized Gain/Loss on Commercial Mortgage Loans Held-for-Sale
Realized gain on commercial mortgage loans, held-for-sale for the six months ended June 30, 2020 was $0.3 million on the sale of three commercial mortgage loans, held-for-sale for proceeds of $55.8 million, compared to a gain of $25.0 thousand for the six months ended June 30, 2019 on the sale of one commercial mortgage loan, held-for-sale.
Realized gain on commercial mortgage loans held-for-sale, measured at fair value at the TRS for the six months ended June 30, 2020 was $9.2 million, compared to a realized gain of $18.4 million for the six months ended June 30, 2019. The $9.3 million decrease in realized gain was due to fewer sales of fixed-rate commercial real estate loans into the CMBS securitization market during the six months ended June 30, 2020, compared to the six months ended June 30, 2019. Total proceeds were $147.6 million for the six months ended June 30, 2020, compared to $310.8 million for the six months ended June 30, 2019.
Unrealized Gain/Loss on Real Estate Securities Available-for-Sale
For the six months ended June 30, 2020 our Real estate securities, available-for-sale, measured at fair value had an unrecognized unrealized loss of $27.3 million included within the consolidated statements of comprehensive income. The deterioration in fair value of real estate securities for the six months ended June 30, 2020 can be attributed mainly to the significant market volatility and credit uncertainties related to the outbreak of COVID-19.
Expenses from operations
Expenses from operations for the six months ended June 30, 2020 and June 30, 2019 were made up of the following (dollars in thousands):

	Six Months Ended June 30,
	2020	2019
Asset management and subordinated performance fee	$7,650	$7,449
Administrative services expenses	7,052	7,519
Acquisition expenses	317	518
Professional fees	6,006	4,663
Real estate owned operating expenses	2,741	—
Depreciation and amortization	1,174	—
Other expenses	2,642	1,732
Total expenses from operations	$27,582	$21,881
The increase in our expenses from operations was primarily related to our 3 real estate owned assets during the six months ended June 30, 2020, compared to none during the six months ended June 30, 2019. For the six months ended June 30, 2020, we incurred approximately $2.7 million of real estate owned operating expenses, compared to no such expenses for the six months ended June 30, 2019. Additionally, during the six months ended June 30, 2020, we incurred $1.2 million of depreciation and amortization expenses related to real estate owned assets, compared to no depreciation and amortization expenses incurred during the six months ended June 30, 2019. The increases in asset management and subordinated performance fee, professional fees and other expenses are due to increases in overall Company growth. The decreases in administrative service expenses and acquisition expenses are due to less origination activities.
Liquidity and Capital Resources
Our principal demands for cash will be funding our loan investments, continuing debt service obligations, distributions to our stockholders and the payment of our operating and administrative expenses.
We expect to use additional debt and equity financing as a source of capital. Our board of directors currently intends to operate at a leverage level of between one to three times book value of equity. However, our board of directors may change this target without shareholder approval. In addition, for the six months ended June 30, 2020, we raised an additional $10.9 million through sales of common and preferred equity to institutional and individual investors. We anticipate that our debt and equity financing sources and our anticipated cash generated from operations will be adequate to fund our anticipated uses of capital.
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
As of June 30, 2020 and December 31, 2019 the notes issued by BSPRT 2018-FL3 Issuer, Ltd. and BSPRT 2018-FL3 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 38 and 41 mortgage assets having a principal balance of $548.2 million and $523.2 million, respectively (the "2018-FL3 Mortgage Assets"). The sale of the 2018-FL3 Mortgage Assets to BSPRT 2018-FL3 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of April 5, 2018, between the Company and BSPRT 2018-FL3 Issuer, Ltd.
As of June 30, 2020 and December 31, 2019 the notes issued by BSPRT 2018-FL4 Issuer, Ltd. and BSPRT 2018-FL4 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, collateralized by interests in a pool of 51 and 49 mortgage assets having a principal balance of $742.8 million and $867.9 million, respectively (the "2018-FL4 Mortgage Assets"). The sale of the 2018-FL4 Mortgage Assets to BSPRT 2018-FL4 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of October12, 2018, between the Company and BSPRT 2018-FL4 Issuer, Ltd.
As of June 30, 2020 and December 31, 2019, the notes issued by BSPRT 2019-FL5 Issuer, Ltd. and BSPRT 2019-FL5 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 51 and 48 mortgage assets having a principal balance of $775.9 million and $809.4 million respectively (the "2019-FL5 Mortgage Assets"). The sale of the 2019-FL5 Mortgage Assets to BSPRT 2019-FL5 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of May 30, 2019, between the Company and BSPRT 2019-FL5 Issuer.
Repurchase Agreements, Commercial Mortgage Loans
As of June 30, 2020, we have repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), U.S Bank National Association (the "USB Repo Facility"), Barclays Bank PLC (the "Barclays Revolver Facility" and the "Barclays Repo Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, USB Repo Facility, WF Repo Facility, Barclays Revolver Facility and Barclays Repo Facility, the "Repo Facilities").
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
The details of our Repo Facilities at June 30, 2020 and December 31, 2019 are as follows (dollars in thousands):

As of June 30, 2020
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Maturity
JPM Repo Facility (2)	$300,000	$139,258	$2,598	2.57%	1/30/2021
USB Repo Facility (3)	100,000	8,250	286	1.95%	6/15/2021
CS Repo Facility (4)	200,000	67,486	2,035	3.07%	9/27/2020
WF Repo Facility (5)	175,000	—	597	N/A	11/21/2020
Barclays Revolver Facility (6)	100,000	—	130	N/A	9/20/2021
Barclays Repo Facility (7)	300,000	11,230	681	2.34%	3/15/2022
Total	$1,175,000	$226,224	$6,327
________________________

(1) For the six months ended June 30, 2020. Includes amortization of deferred financing costs.
(2) On September 3, 2019, the committed financing amount was downsized from $520.0 million to $300.0 million and the maturity date was amended to January 30, 2021.
(3) On June 9, 2020, the Company exercised the extension option upon the satisfaction of certain conditions, and extended the term maturity to June 15, 2021.
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
(7) Includes two one-year extensions at the Company's option.

As of December 31, 2019
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Maturity
JPM Repo Facility (2)	$300,000	$107,526	$6,862	4.51%	1/30/2021
USB Repo Facility (3)	100,000	—	622	N/A	6/15/2020
CS Repo Facility (4)	300,000	87,375	5,563	4.84%	3/27/2020
WF Repo Facility (5)	175,000	24,942	1,333	3.65%	11/21/2020
Barclays Revolver Facility (6)	100,000	—	976	N/A	9/20/2021
Barclays Repo Facility (7)	300,000	32,700	1,260	3.80%	3/15/2022
Total	$1,275,000	$252,543	$16,616
________________________
(1) For the twelve months ended December 31, 2019. Includes amortization of deferred financing costs.
(2) On September 3, 2019, the committed financing amount was downsized from $520.0 million to $300.0 million and the maturity date was amended to January 30, 2021.
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
Other financing and loan participation - Commercial Mortgage Loans
On March 23, 2020, the Company transferred $15.2 million of its interest in a term loan to Sterling National Bank ("SNB") via a participation agreement. The Company incurred $0.13 million and $0.14 million of interest expense on SNB for the three and six months ended June 30, 2020. As of June 30, 2020 there was an outstanding balance of $18.8 million.
Unsecured Debt
On March 26, 2020, the Company and certain of its subsidiaries entered into a material amendment to an existing lending agreement with Security Benefit Life Insurance Company ("SBL"), secured by a pledge of equity interests in certain of the Company’s subsidiaries, for a total commitment of $100 million with a maturity of February 10, 2023 and a rate of one-month LIBOR + 4.5%. The amendment revised the terms of the existing SBL lending agreement, entered into in February 2020, to permit the Company to borrow under the agreement. The Company incurred $0.07 million and $0.09 million of interest expense on the lending agreement with SBL for the three and six months ended June 30, 2020. As of June 30, 2020 there was no outstanding balance.
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

Below is a summary of the Company's MRAs as of June 30, 2020 and December 31, 2019 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of June 30, 2020
JP Morgan Securities LLC	$59,562	$1,263	$76,524	2.24%	11
Wells Fargo Securities, LLC	—	1,057	—	N/A	N/A
Barclays Capital Inc.	105,521	1,100	165,787	2.71%	14
Credit Suisse AG	68,217	734	117,375	5.27%	18
Citigroup Global Markets, Inc.	101,956	1,601	139,408	3.83%	24
Total/Weighted Average	$335,256	$5,755	$499,094	3.56%	17

As of December 31, 2019
JP Morgan Securities LLC	$83,353	$124	$93,617	2.53%	20
Wells Fargo Securities, LLC	178,304	1,199	210,352	2.94%	11
Barclays Capital Inc.	40,720	221	47,543	2.81%	23
Citigroup Global Markets, Inc.	91,982	413	103,301	2.69%	19
Total/Weighted Average	$394,359	$1,957	$454,813	2.79%	16
________________________
(1) Includes $90.5 million and $68.5 million of CLO notes, held by the Company, which are eliminated within the real estate securities, at fair value line in the consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.
The following tables summarize our Repurchase Agreements, Commercial Mortgage Loans and our MRAs for the six months ended June 30, 2020, 2019 and 2018, respectively:

	As of June 30, 2020
	Amount Outstanding		Average Outstanding Balance
	Q1	Q2	Q1	Q2
Repurchase Agreements, Commercial Mortgage Loans	$234,524	$226,224	$282,282	$238,280
Repurchase Agreements, Real Estate Securities	$496,880	$335,256	$412,809	$351,202
	As of June 30, 2019
	Amount Outstanding		Average Outstanding Balance
	Q1	Q2	Q1	Q2
Repurchase Agreements, Commercial Mortgage Loans	$370,889	$132,870	$357,850	$337,970
Repurchase Agreements, Real Estate Securities	$22,078	$85,022	$52,711	$84,179
	As of June 30, 2018
	Amount Outstanding		Average Outstanding Balance
	Q1	Q2	Q1	Q2
Repurchase Agreements, Commercial Mortgage Loans	$501,310	$304,975	$313,509	$222,339
Repurchase Agreements, Real Estate Securities	$—	$10,600	$19,542	$3,029

The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the six months ended June 30, 2020, the maximum average outstanding balance was $721.0 million, of which $452.8 million was related to repurchase agreements on our commercial mortgage loans and $268.2 million for repurchase agreements on our real estate securities.

During the six months ended June 30, 2019, the maximum average outstanding balance was $565.1 million, of which $483.2 million was related to repurchase agreements on our commercial mortgage loans and $81.9 million for repurchase agreements on our real estate securities.
During the six months ended June 30, 2018, the maximum average outstanding balance was $516.9 million, all of which was related to repurchase agreements on our commercial mortgage loans.
Private Placements
Since February 2018, we have been conducting offerings of our common stock, Series A Preferred Stock, and Series C Preferred Stock in offerings exempt from the registration requirements of the Securities Act. The following table summarizes the issuance of common stock in these offerings (dollars in thousands, except share amounts):

	Total
	Shares Issued	Proceeds
Balance, December 31, 2019	12,136,262	$201,225
January 2020	284,983	4,762
February 2020	365,051	6,100
March 2020	—	—
April 2020	—	—
May 2020	—	—
June 2020	—	—
Balance, June 30, 2020	12,786,296	$212,087
As of June 30, 2020, we had no outstanding of binding purchase commitments for common stock.
The following table summarizes the sales of Series A Preferred Stock in these offerings (dollars in thousands, except share amounts):

	Total
	Shares Issued	Proceeds
Balance, December 31, 2019	40,496	$202,549
January 2020	0	—
February 2020	14	70
March 2020	—	—
April 2020	—	—
May 2020	—	—
June 2020	—	—
Balance, June 30, 2020	40,510	$202,619
As of June 30, 2020, we had no outstanding of binding purchase commitments for Series A Preferred Stock.

The following table summarizes the sales of Series C Preferred Stock in these offerings (dollars in thousands, except share amounts):

Total
	Shares Issued	Proceeds
Balance, December 31, 2019	1,400	$7,000
January 2020	—	—
February 2020	—	—
March 2020	—	—
April 2020	—	—
May 2020	—	—
June 2020	—	—
Balance, March 31, 2020	1,400	$7,000
As of June 30, 2020, we had no outstanding of binding purchase commitments for Series C Preferred Stock.
The following tables present the activity in the Company's Series A Preferred Stock for the periods ended June 30, 2020 and June 30, 2019, respectively (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2019	40,500	$202,144
Issuance of Preferred Stock	14	70
Dividends paid in Preferred Stock	—	—
Offering Costs	—	(9)
Amortization of offering costs	—	48
Ending Balance, June 30, 2020	40,514	$202,253

	Shares	Amount
Balance, December 31, 2018	29,249	$145,786
Issuance of Preferred Stock	2,996	14,979
Dividends paid in Preferred Stock	1	7
Amortization of offering costs	—	51
Ending Balance, June 30, 2019	32,246	$160,823
The following tables present the activity in the Company's Series C Preferred Stock for the periods ended June 30, 2020 (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2019	1,400	$6,966
Issuance of Preferred Stock, net of offering cost	—	—
Dividends paid in Preferred Stock	—	—
Offering Costs		(9)
Amortization of offering costs	—	3
Ending Balance, June 30, 2020	1,400	$6,960
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
On April 22, 2020, the Company’s Board of Directors unanimously approved a transition in the timing of its dividend payments, if any, to holders of the Company’s common stock and Preferred Stock from a monthly to a quarterly basis, effective as of the date of the announcement. On June 23, 2020, the Board of Directors declared for the second quarter of 2020: (i) a quarterly cash dividend of $0.275 per common share (equivalent to $1.10 per annum), and (ii) a quarterly cash dividend per share of Preferred Stock equivalent to the amount of distributions that would be paid upon a conversion of such share of Preferred Stock into common stock. The Company’s Preferred Stock will continue to accrue dividends monthly in accordance with the terms of such Preferred Stock.
The below table shows the distributions paid on shares outstanding of common stock during the six months ended June 30, 2020 and June 30, 2019 (dollars in thousands):

Six Months Ended June 30, 2020
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2020	$4,154	$1,211
February 5, 2020	4,177	1,210
March 2, 2020	3,919	1,130
April 1, 2020	5,413	—
May 1, 2020	—	—
June 1, 2020	—	—
Total	$17,663	$3,551

Six Months Ended June 30, 2019
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 4, 2019	$3,576	$1,171
February 1, 2019	3,657	1,168
March 1, 2019	3,333	1,053
April 1, 2019	3,749	1,167
May 1, 2019	3,678	1,143
June 3, 2019	3,870	1,182
Total	$21,863	$6,884
The following table shows the sources for the payment of distributions to common stockholders for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Distributions:
Distributions paid in Cash	$5,413		$11,297		$17,663		$21,863
Distributions Reinvested	—		3,492		3,551		6,884
Total Distributions	$5,413		$14,789		$21,214		$28,747
Source of Distribution Coverage:
Net Income/(Loss)	$4,359	80.5%	$11,036	74.6%	$—	—%	$21,863	76.1%
Available Cash on hand	1,054	19.5%	261	1.8%	17,663	83.3%	—	—%
Common Stock Issued Under DRIP	—	—%	3,492	23.6%	3,551	16.7%	6,884	23.9%
Total Sources of Distributions	$5,413	100.0%	$14,789	100.0%	$21,214	100.0%	$28,747	100.0%
Net Income/(Loss) applicable to common stock (GAAP)	$4,359		$11,036		$(7,556)		$27,606

Cash Flows
Cash Flows for the Six Months Ended June 30, 2020
Net cash provided by operating activities for the six months ended June 30, 2020 was $75.2 million. Cash inflows were primarily driven by net proceeds from originations of and proceeds from sales of commercial mortgage loans, measured at fair value for $28.5 million and net interest proceeds related to interest income and interest expense for $58.0 million. Inflows were partially offset by the payment of $22.1 million of operating expenses.
Net cash provided by investing activities for the six months ended June 30, 2020 was $128.9 million. Cash inflows were primarily driven by proceeds from principal repayments of $603.6 million received on commercial mortgage loans and proceeds from the sale of real estate securities of $79.4 million. Inflows were partially offset by the origination and acquisition of $417.2 million of commercial mortgage loans and the purchase of real estate securities of $134.8 million.
Net cash used in financing activities for the six months ended June 30, 2020 was $186.1 million. Cash outflows were primarily driven by net repayment on our Repo Facilities, CMBS MRAs, and CLOs of $26.3 million, $59.1 million and $110.5 million respectively. Additionally, $23.7 million was used in cash distributions to stockholders and $6.9 million was used for stock repurchases. Outflows were partially offset by proceeds from issuances of common stock for $10.9 million and borrowing on the other financing and loan participation and the mortgage note payable for $29.8 million.
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

Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of June 30, 2020 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$118,034	$107,019	$5,450	$—	$230,503
Maturities of lease liabilities for operating lease	612	857	448	39,438	41,355
Repurchase agreements - commercial mortgage loans	214,994	11,230	—	—	226,224
Repurchase agreements - real estate securities	335,256	—	—	—	335,256
CLOs (2)	—	—	—	1,711,886	1,711,886
Mortgage Note Payable	—	11,074	—	29,167	40,241
Total	668,896	130,180	5,898	1,780,491	2,585,465
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $268.5 million and $261.4 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of June 30, 2020 and December 31, 2019.
Related Party Arrangements
Benefit Street Partners L.L.C.
Amended Advisory Agreement
Refer to “Note 11 - Related Party Transactions and Arrangements” for a summary of the Company’s Advisory Agreement with the Advisor and amounts paid to the Advisor pursuant to the Advisory Agreement for the three and six months ended June 30, 2020 and 2019.
Loan Acquisitions
On February 22, 2018, the Company purchased commercial mortgage loans from an entity that is an affiliate of our Advisor, for an aggregate purchase price of $27.8 million. The purchase of the commercial mortgage loans and the $27.8 million purchase price were approved by the Company’s board of directors. On April 18, 2018, the Company sold $23.3 million of these commercial mortgage loans into a CMBS securitization. There had been a full principal pay-down on the remaining $4.5 million of these commercial mortgage loans as of June 30, 2020, which were previously recorded in commercial mortgage loans, held-for-investment, on the consolidated balance sheets.
Lending Agreement with Stockholder
On March 26, 2020, the Company and certain of its subsidiaries entered into a material amendment to an existing lending agreement with SBL, an entity that also holds 14,950 of the Company’s outstanding shares of Series A Preferred Stock, secured by a pledge of equity interests in certain of the Company’s subsidiaries, for a total commitment of $100.0 million with a maturity of February 10, 2023 and a rate of one-month LIBOR + 4.5%. The amendment revised the terms of the existing SBL lending agreement, entered into in February 2020, to permit the Company to borrow under the agreement. The Company incurred $68 thousand and $85 thousand of interest expense on the lending agreement with SBL for the three and six months ended June 30, 2020, respectively. As of June 30, 2019 there was no outstanding balance.
Off Balance Sheet Arrangements
We currently have no off balance sheet arrangements as of June 30, 2020 and through the date of the filing of this Form 10-Q.

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

The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the three and six months ended June 30, 2020 and June 30, 2019 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Funds From Operations:
Net income/(loss)	$7,814	$14,526	$414	$34,416
Impairment losses on real estate owned assets	—	—	398	—
Depreciation and amortization	586	—	1,174	—
Funds from operations	$8,400	$14,526	$1,986	$34,416
Modified Funds From Operations:
Funds from operations	$8,400	$14,526	$1,986	$34,416
Amortization of premiums, discounts and fees on investments, net	(1,331)	(1,679)	(3,041)	(3,185)
Acquisition fees and acquisition expenses	175	270	317	518
Unrealized (gain)/loss on financial instruments	(1,514)	1,436	5,317	2,838
Increase/(decrease) for credit losses	4,042	573	18,639	3,068
Modified funds from operations (1)	$9,772	$15,126	$23,218	$37,655
________________________
(1) Modified funds from operations for the six months ended June 30, 2020 includes a non-cash charge of $4.5 million related to the call of BSPRT 2017 - FL2 CLO on January 15, 2020. Excluding the non-cash charge modified funds from operations would be $27.7 million. For three months ended June 30, 2020 there was no such non-cash adjustment. Modified funds from operations for the three and six months ended June 30, 2019 includes a non-cash charge of $4.5 million related to the call of BSPRT 2017 - FL1 CLO on April 15, 2019. Excluding the non-cash charge modified funds from operations would be $19.6 million and $42.2 million for the three and six months ended June 30, 2019.
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
As of June 30, 2020 and December 31, 2019, our portfolio included 116 and 135 variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 25 or 50 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity.
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

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	June 30, 2020	December 31, 2019
(-) 25 Basis Points	2.75%	3.22%
Base Interest Rate	—%	—%
(+) 50 Basis Points	(8.38)%	(2.20)%
(+) 100 Basis Points	(15.69)%	(0.26)%
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Since December 2019, COVID-19 has spread globally, including to every state in the United States. In March 2020, the World Health Organization declared COVID-19 a pandemic, and subsequently, the United States declared a national emergency. The COVID-19 pandemic has had, and another pandemic or public health crisis in the future could have, repercussions across domestic and global economies and financial markets. The global impact of the COVID-19 outbreak evolved rapidly and many governmental authorities, including state and local governments in regions in which our borrowers own properties, have reacted by instituting government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing” guidelines which have forced many of our borrowers to suspend or significantly restrict their business activities, and has resulted in a dramatic increase in national unemployment and corporate bankruptcies, with particularly adverse impacts on the retail, including restaurants, and hospitality sectors.
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
The extent to which the COVID-19 pandemic impacts our or our borrowers’ operations will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, including any resurgences, and the direct and indirect economic effects of the pandemic and containment measures. The inability of our borrowers to meet their loan obligations and/or borrowers filing for bankruptcy protection would reduce our cash flows, which would impact our ability to pay dividends to our stockholders. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Moreover, many risk factors set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Share repurchase activity under the SRP during six months ended June 30, 2020 was as follows:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2019	5,878	3,542,267	$20.23
January 1 - January 31, 2020 (1)	1,170	373,135	18.56
February 1 - February 28, 2020	—	—	N/A
March 1 - March 31, 2020	—	—	N/A
April 1 - April 30, 2020 (1)	—	—	N/A
May 1 - May 31, 2020	—	—	N/A
June 1 - June 30, 2020	—	—	N/A
Cumulative as of June 30, 2020	7,048	3,915,402	$20.07
________________________
(1) Reflects shares repurchased pursuant to repurchase requests submitted for the second semester of 2019, including 11,306 shares which for administrative reasons were processed in April 2020. The number of requests for January is inclusive of shares processed in April. Pursuant to the terms of the SRP, the Company is only authorized to repurchase up to the amount of proceeds reinvested through our DRIP during the applicable semester. As a result, redemption requests in the amount of 1,986,803 shares were not fulfilled for the second semester of 2019. See "Note 9 - Stock Transactions" to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion of our SRP.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Benefit Street Partners Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________________________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benefit Street Partners Realty Trust, Inc.
Dated:	August 14, 2020	By	/s/ Richard J. Byrne
Name: Richard J. Byrne
Title: Chief Executive Officer and President
(Principal Executive Officer)

Dated:	August 14, 2020	By	/s/ Jerome S. Baglien
Name: Jerome S. Baglien
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)