Form 10-Q
period 2020-09-30
Benefit Street Partners Realty Trust, Inc.
filed 2020-11-06
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2020
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of October 31, 2020 was 44,494,494.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

TABLE OF CONTENTS

i

PART I
Item 1. Consolidated Financial Statements and Notes (unaudited)

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Cash and cash equivalents	$96,066	$87,246
Restricted cash	8,438	21,876
Commercial mortgage loans, held for investment, net of allowance of $22,777 and $921 as of September 30, 2020 and December 31, 2019, respectively	2,598,921	2,762,042
Commercial mortgage loans, held-for-sale, measured at fair value	99	112,562
Real estate securities, available for sale, measured at fair value, amortized cost of $179,413 and $387,294 as of September 30, 2020 and December 31, 2019, respectively	169,803	386,316
Derivative instruments, measured at fair value	—	1,119
Other real estate investments, measured at fair value	2,518	2,557
Receivable for loan repayment (1)	135,160	89,317
Accrued interest receivable	14,738	16,308
Prepaid expenses and other assets	7,628	5,322
Intangible lease asset, net of amortization	13,753	14,377
Operating right of use asset, net of amortization	5,750	5,979
Real estate owned, net of depreciation	36,683	35,333
Real estate owned, held-for-sale	21,411	—
Receivable for unsettled trades	—	266
Total assets	$3,110,968	$3,540,620
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$1,657,559	$1,803,185
Repurchase agreements - commercial mortgage loans	184,243	252,543
Repurchase agreements - real estate securities	177,545	394,359
Mortgage note payable	40,623	29,167
Other financing and loan participation - commercial mortgage loans	23,001	—
Derivative instruments, measured at fair value	—	1,581
Interest payable	2,783	4,958
Distributions payable	15,645	6,912
Accounts payable and accrued expenses	8,218	10,925
Due to affiliates	8,438	4,789
Operating lease liabilities	6,257	6,136
Deferred rent revenue	—	150
Total liabilities	$2,124,312	$2,514,705
Commitment and contingencies (See Note 10)
Redeemable convertible preferred stock Series A, $0.01 par value, 60,000 authorized and 40,515 and 40,500 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	$202,280	$202,144
Redeemable convertible preferred stock Series C, $0.01 par value, 20,000 authorized and 1,400 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	6,961	6,966
Equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 949,999,000 shares authorized, 44,353,727 and 43,916,815 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	445	441
Additional paid-in capital	910,040	903,310
Accumulated other comprehensive income (loss)	(9,610)	(978)
Accumulated deficit	(123,460)	(85,968)
Total stockholders' equity	$777,415	$816,805
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$3,110,968	$3,540,620
__________________________________
(1) Includes $134.0 million and $89.3 million of cash held by servicer related to loan payoffs pledged to the CLOs as of September 30, 2020 and December 31, 2019, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income:
Interest income	$44,414	$50,445	$135,509	$145,181
Less: Interest expense	15,113	22,160	54,740	68,395
Net interest income	29,301	28,285	80,769	76,786
Revenue from real estate owned	1,017	1,064	3,474	1,064
Total Income	$30,318	$29,349	$84,243	$77,850
Expenses:
Asset management and subordinated performance fee	3,749	4,468	11,399	11,917
Acquisition expenses	166	180	483	698
Administrative services expenses	3,128	4,564	10,180	12,083
Professional fees	2,470	3,427	8,476	8,090
Real estate owned operating expenses	509	1,366	3,250	1,366
Depreciation and amortization	591	—	1,765	—
Other expenses	571	1,100	3,213	2,832
Total expenses	$11,184	$15,105	$38,766	$36,986
Other (income)/loss:
Increase/(decrease) in provision for credit losses	(3,710)	(245)	14,929	2,823
Impairment losses on real estate owned assets	—	—	398	—
Realized (gain)/loss on extinguishment of debt	—	—	(438)	—
Realized (gain)/loss on sale of real estate securities	4,390	—	10,137	—
Realized (gain)/loss on sale of commercial mortgage loan held-for-sale	—	—	(252)	25
Realized (gain)/loss on sale of real estate owned, held-for-sale	(1,424)	—	(1,424)	—
Realized (gain)/loss on sale of commercial mortgage loan, held-for-sale, measured at fair value	(1,940)	(14,157)	(11,106)	(32,575)
Unrealized (gain)/loss on commercial mortgage loans, held-for-sale, measured at fair value	(263)	(161)	76	(393)
Unrealized (gain)/loss on other real estate investments, measured at fair value	(6)	—	37	—
Unrealized (gain)/loss on derivatives	(4,310)	(4,388)	625	(1,318)
Realized (gain)/loss on derivatives	4,722	5,188	13,050	8,272
Total other (income)/loss	$(2,541)	$(13,763)	$26,032	$(23,166)
Income/(loss) before taxes	21,675	28,007	19,445	64,030
Provision/(benefit) for income tax	178	2,094	(2,466)	3,701
Net income/(loss)	$21,497	$25,913	$21,911	$60,329
Net income/(loss) applicable to common stock	$16,739	$20,460	$10,466	$48,409

Basic earnings per share	$0.38	$0.48	$0.24	$1.17
Diluted earnings per share	$0.38	$0.48	$0.24	$1.17
Basic weighted average shares outstanding	44,405,196	42,795,038	44,348,282	41,287,548
Diluted weighted average shares outstanding	44,421,084	42,807,773	44,361,739	41,300,384

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income/(loss)	$21,497	$25,913	$21,911	$60,329
Unrealized gain/(loss) on available-for-sale securities	18,656	(372)	(8,632)	(292)
Comprehensive income/(loss) attributable to Benefit Street Partners Realty Trust, Inc.	$40,153	$25,541	$13,279	$60,037

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2019	43,916,815	$441	$903,310	$(978)	$(85,968)	$816,805
Issuance of common stock	650,034	7	10,855	—	—	10,862
Common stock repurchases	(361,829)	(4)	(6,711)	—	—	(6,715)
Common stock issued through distribution reinvestment plan	191,326	1	3,548	—	—	3,549
Share-based compensation	—	—	39	—	—	39
Offering costs	—	—	(136)	—	—	(136)
Net income/(loss)	—	—	—	—	(7,400)	(7,400)
Distributions declared	—	—	—	—	(20,371)	(20,371)
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	(7,761)	(7,761)
Other comprehensive income/(loss)	—	—	—	(67,607)	—	(67,607)
Balance, March 31, 2020	44,396,346	$445	$910,905	$(68,585)	$(121,500)	$721,265
Issuance of common stock	—	$—	$25	$—	$—	$25
Common stock repurchases	(11,306)	—	(192)	—	—	(192)
Common stock issued through distribution reinvestment plan	6	—	(57)	—	—	(57)
Share-based compensation	10,770	—	57	—	—	57
Offering costs	—		(32)			(32)
Net income/(loss)	—	—	—	—	7,814	7,814
Distributions declared	—	—	—	—	(15,603)	(15,603)
Other comprehensive income/(loss)	—	—	—	40,319	—	40,319
Balance, June 30, 2020	44,395,816	$445	$910,706	$(28,266)	$(129,289)	$753,596
Issuance of common stock	—	$—	$—	$—	$—	$—
Common stock repurchases	(206,332)	(2)	(3,350)	—	—	(3,352)
Common stock issued through distribution reinvestment plan	164,243	2	2,667	—	—	2,669
Share-based compensation	—	—	40	—	—	40
Offering costs	—	—	(23)	—	—	(23)
Net income/(loss)	—	—	—	—	21,497	21,497
Distributions declared	—	—	—	—	(15,668)	(15,668)
Other comprehensive income/(loss)	—	—	—	18,656	—	18,656
Balance, September 30, 2020	44,353,727	$445	$910,040	$(9,610)	$(123,460)	$777,415

Balance, December 31, 2018	39,303,710	$395	$827,558	$(459)	$(94,266)	$733,228
Issuance of common stock	1,161,580	11	19,398	—	—	19,409
Common stock repurchases	(387,530)	(4)	(7,203)	—	—	(7,207)
Common stock issued through distribution reinvestment plan	180,906	2	3,390	—	—	3,392
Share-based compensation	—	—	39	—	—	39
Offering costs	—	—	(382)	—	—	(382)
Net income	—	—	—	—	19,890	19,890
Distributions declared	—	—	—	—	(17,449)	(17,449)
Other comprehensive income/(loss)	—	—	—	145	—	145
Balance, March 31, 2019	40,258,666	$404	$842,800	$(314)	$(91,825)	$751,065

Issuance of common stock	1,267,833	$13	$21,175	$—	$—	$21,188
Common stock repurchases	—	—	—	—	—	—
Common stock issued through distribution reinvestment plan	187,146	2	3,490	—	—	3,492
Share-based compensation	6,400	—	39	—	—	39
Offering Cost	—	—	(529)	—	—	(529)
Net income	—	—	—	—	14,526	14,526
Distributions declared	—	—	—	—	(18,298)	(18,298)
Other comprehensive income/(loss)	—	—	—	(65)	—	(65)
Balance, June 30, 2019	41,720,045	$419	$866,975	$(379)	$(95,597)	$771,418
Issuance of common stock	1,466,430	$14	$24,471	$—	$—	$24,485
Common stock repurchases	(354,323)	(3)	(6,603)	—	—	(6,606)
Common stock issued through distribution reinvestment plan	188,912	2	3,513	—	—	3,515
Share-based compensation	—	—	39	—	—	39
Offering Cost	—	—	(187)	—	—	(187)
Net income	—	—	—	—	25,913	25,913
Distributions declared	—	—	—	—	(19,685)	(19,685)
Other comprehensive income/(loss)	—	—	—	(372)	—	(372)
Balance, September 30, 2019	43,021,064	$432	$888,208	$(751)	$(89,369)	$798,520

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income/(loss)	$21,911	$60,329
Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities:
Premium amortization and (discount accretion), net	$(4,535)	$(4,756)
Accretion of deferred commitment fees	(4,710)	(2,220)
Amortization of deferred financing costs	8,297	8,406
Share-based compensation	136	117
Realized (gain)/loss on sale of real estate securities	10,137	—
Realized (gain)/loss on sale of real estate owned, held-for-sale	(1,424)	—
Unrealized (gain)/loss on commercial mortgage loans held-for-sale	76	(393)
Unrealized (gain)/loss on derivative instruments	625	(1,318)
Unrealized losses on other real estate investments	37	—
Depreciation and amortization	1,765	—
Recognition of deferred rent revenue	(150)	—
Increase/(decrease) in provision for credit losses	14,929	2,823
Impairment losses on real estate owned assets	398	—
Origination of commercial mortgage loans, held-for-sale	(122,043)	(749,422)
Proceeds from sale of commercial mortgage loans, held-for-sale	270,479	647,089
Changes in assets and liabilities:
Accrued interest receivable	6,280	768
Prepaid expenses and other assets	(5,173)	(3,467)
Accounts payable and accrued expenses	(3,114)	4,517
Due to affiliates	3,649	1,595
Interest payable	(2,175)	111
Net cash (used in)/provided by operating activities	$195,395	$(35,821)
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(851,524)	$(892,413)
Principal repayments received on commercial mortgage loans, held for investment	880,067	482,396
Purchase of other real estate investments	—	(2,511)
Purchase of real estate owned and capital expenditures	(2,869)	—
Proceeds from sale of real estate owned, held-for-sale	15,424	—
Purchase of real estate securities	(148,580)	(206,710)
Principal repayments received on real estate securities	—	541
Proceeds from sale of real estate securities	346,200	—
Purchase of derivative instruments	(829)	(3,224)
Net cash (used in)/provided by investing activities	$237,889	$(621,921)
Cash flows from financing activities:
Proceeds from issuances of common stock	$10,887	$63,986
Proceeds from issuances of redeemable convertible preferred stock	70	46,245
Common stock repurchases	(10,259)	(13,814)
Borrowings under collateralized loan obligation	—	639,899
Repayments of collateralized loan obligation	(150,766)	(333,740)

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Borrowings on repurchase agreements - commercial mortgage loans	195,182	866,582
Repayments of repurchase agreements - commercial mortgage loans	(263,482)	(904,085)
Borrowings on repurchase agreements - real estate securities	857,163	1,112,709
Repayments of repurchase agreements - real estate securities	(1,073,977)	(912,940)
Borrowing on other financing and loan participation - commercial mortgage loans	23,001	—
Repayments on other financing and loan participation - commercial mortgage loans	—	(10,000)
Borrowing on mortgage note payable	11,456	—
Payments of deferred financing costs	(511)	(4,395)
Distributions paid	(36,666)	(44,393)
Net cash (used in)/provided by financing activities:	$(437,902)	$506,054
Net change in cash, cash equivalents and restricted cash	(4,618)	(151,688)
Cash, cash equivalents and restricted cash, beginning of period	109,122	204,419
Cash, cash equivalents and restricted cash, end of period	$104,504	$52,731

Supplemental disclosures of cash flow information:
Taxes paid	$4,400	$—
Interest paid	48,618	59,878
Cash paid for amounts included in the measurement of operating lease liabilities	—	33

Supplemental disclosures of non - cash flow information:
Distribution payable	$15,645	$6,456
Common stock issued through distribution reinvestment plan	6,161	10,393
Commercial mortgage loans transferred from held for sale to held for investment	23,625	4,472
Real estate owned received in foreclosure	35,411	8,110
Recognition of right-of-use asset and related lease liability	—	6,109

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$96,066	$34,104
Restricted cash	8,438	18,627
Cash, cash equivalents and restricted cash, end of period	$104,504	$52,731

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

In response to the global coronavirus (COVID-19) pandemic, numerous countries, including the U.S., have declared national emergencies with respect to COVID-19 and certain jurisdictions, including those where our corporate headquarters and/or properties that secure our investments, or properties that the Company owns, are located, have at times imposed “stay-at-home” guidelines or orders or other restrictions to help prevent its spread. The disruptive economic effects of the COVID-19 pandemic and government responses thereto have significantly impacted our estimates involving credit losses and fair values during the three and nine months ended September 30, 2020, including introducing a significant degree of uncertainty underlying those estimates.
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
September 30, 2020
(Unaudited)

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
Real estate owned
Real estate owned (“REO”) assets represent real estate acquired by the Company through foreclosure, deed in lieu of foreclosure, or purchase. REO assets are carried at their estimated fair value at acquisition and are presented net of accumulated depreciation and impairment charges. The Company allocates the purchase price of acquired real estate assets based on the fair value of the acquired land, building, furniture, fixtures and equipment.
Real estate owned assets are depreciated using the straight-line method over estimated useful lives of up to 40 years for buildings and improvements and up to 15 years for furniture, fixtures and equipment. Renovations and/or replacements that improve or extend the life of the real estate owned assets are capitalized and depreciated over their estimated useful lives.
Real estate owned assets that are probable to be sold within one year are reported as held-for sale. Real estate owned assets classified as held-for-sale shall be measured at the lower of its carrying amount or fair value less cost to sell. Real estate owned assets shall not be depreciated or amortized while it is classified as held-for-sale. Interest and other expenses attributable to the liabilities of a disposal group classified as held-for-sale shall continue to be accrued. Upon the disposition of a real estate owned asset, the Company calculates realized gains and losses as net proceeds received less the carrying value of the real estate owned asset. Net proceeds received are net of direct selling costs associated with the disposition of the real estate owned asset.
Leases
Operating right of use assets "ROU" represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. Leases will be classified as either a finance or operating lease, with such classification affecting the pattern and classification of expense recognition in the consolidated statements of operations. For leases greater than 12 months, the Company determines, at the inception of the contract, if the arrangement meets the classification criteria for an operating or finance lease. For leases that have extension options, which can be exercised at the Company's discretion, management uses judgment to determine if it is reasonably certain that such extension options will be elected. If the extension options are reasonably certain to occur, the Company includes the extended term's lease payments in the calculation of the respective lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The incremental borrowing rate used to discount the lease liability is determined at commencement of the lease, or upon modification of the lease, as the interest rate a lessee would have to pay to borrow on a fully collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company's incremental borrowing rate considers information at both the corporate and property level and analysis of current market conditions for obtaining new financings. All leases as of September 30, 2020 were operating leases.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Following our adoption of ASU 2016-13, our previous incurred loss model was replaced with a lifetime current expected credit loss (“CECL”) model for financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans, loan commitments, held-to-maturity (“HTM”) debt securities, financial guarantees, net investments in leases, reinsurance and trade receivables, which will generally result in earlier recognition of allowance for losses. For available for sale (“AFS”) debt securities, unrealized credit losses are recognized as allowances rather than reductions in amortized cost basis and elimination of the other than temporary impairment concept will result in more frequent estimation of credit losses. The accounting model for purchased credit impaired loans and debt securities has been simplified, including elimination of some of the asymmetrical treatment between credit losses and credit recoveries, to be consistent with the CECL model for originated and purchased non-credit impaired assets. The adopted model for ASC 326 as it applies to HTM and AFS securities, encompassing the beneficial interest model for securities that are not of high credit quality, has been clarified to include the effective interest method as a basis for the projection of cash collections method in connection with the newly adopted impairment models for HTM and AFS debt securities under ASC 326 when securities are not of high credit quality. Upon adoption of ASU 2016-13 on January 1, 2020, the Company recorded an additional allowance for credit losses for our outstanding loans and unfunded loan commitments of $7.8 million, or $0.18 per share, which was 0.27% of the aggregate commitment amount of the Company’s loan portfolio at December 31, 2019.

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
September 30, 2020
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
Changes in the allowance for credit losses for the Company’s financial instruments are recorded in Increase/(decrease) in provision for credit losses on the consolidated statements of operations with a corresponding offset to the financial instrument’s amortized cost recorded on the consolidated balance sheets, or as a component of Accounts payable and accrued expenses for unfunded loan commitments.
The Company has elected to not measure an allowance for credit losses for accrued interest receivable as it is reversed against interest income when a loan or preferred equity investment is placed on nonaccrual status. Loans are charged off against the Increase/(decrease) in provision for credit losses when all or a portion of the principal amount is determined to be uncollectible.
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
September 30, 2020
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
Share Repurchase Program
The Company has a Share Repurchase Program (the "SRP") that enables stockholders to sell their shares to the Company, subject to certain conditions. Refer to Note 9 - Stock Transactions for a description of the SRP. When a stockholder requests a redemption and the redemption is approved by the board of directors, the Company will reclassify such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP will have the status of authorized but unissued shares.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Offering and Related Costs
Since 2018, the Company has from time to time offered, and may in the future offer, shares of the Company’s common stock or one or more series of its preferred stock (“Preferred Stock”), including its Series A convertible preferred stock (“Series A Preferred Stock”) and Series C convertible preferred stock (the “Series C Preferred Stock,”) in private placements exempt from the registration requirements of the Securities Act of 1933, as amended. In connection with these offerings, the Company incurs various offering costs. These offering costs include but are not limited to legal, accounting, printing, mailing and filing fees, and diligence expenses of broker-dealers. Offering costs for the common stock are recorded in the Company’s stockholders’ equity, while the offering costs for the Preferred Stock are included within Redeemable convertible preferred stock Series A and Redeemable convertible preferred stock series C, respectively, on the Company’s consolidated balance sheets.
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
Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRS, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRS is not consolidated for U.S. federal income tax purposes, but is instead taxed as a C corporation. For financial reporting purposes, the TRS is consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRS. Total income tax provision/(benefit) for the three months ended September 30, 2020 and September 30, 2019 was $0.2 million and $2.1 million, respectively. Total income tax provision/(benefit) for the nine months ended September 30, 2020 and September 30, 2019 was $(2.5) million and $3.7 million, respectively.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Per Share Data
The Company’s Preferred Stock is considered a participating security and the Company calculates basic earnings per share using the two-class method. The Company’s dilutive earnings per share calculation is computed using the more dilutive result of the treasury stock method, assuming the participating security is a potential common share, or the two-class method, assuming the participating security is not converted. The Company calculates basic earnings per share by dividing net income applicable to common stock for the period by the weighted-average number of shares of common stock outstanding for that period. Diluted earnings per share reflects the potential dilution that could occur from shares outstanding if potential shares of common stock with a dilutive effect have been issued in connection with the restricted stock plan or upon conversion of the outstanding shares of the Company’s Preferred Stock, except when doing so would be anti-dilutive.
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
See Note 15 - Segment Reporting for further information regarding the Company's segments.
Redeemable Convertible Preferred Stock
The Company’s outstanding Preferred Stock is classified outside of permanent equity in the consolidated balance sheets. Subject to certain conditions, the outstanding Preferred Stock is redeemable at the option of the holders of the Preferred Stock, outside of the control of the Company. As set forth in the Articles Supplementary relating to each of the Series A Preferred Stock and the Series C Preferred Stock (collectively, the “Articles Supplementary”) to the Company’s Articles of Amendment and Restatement, the Preferred Stock is redeemable for shares of the Company's common stock, $0.01 par value per share (the "Common Stock") at the option of the holder upon a change of control (as defined in the Articles Supplementary) or after the sixth anniversary of the date of issuance. A change in control of the Company occurs if any person acquires more than 50% of the total economic interests or voting power of all securities of the Company, other than in a liquidity event.
Shares of Preferred Stock rank senior to shares of Common Stock with respect to rights to receive dividends and to participate in distributions or payments upon any voluntary or involuntary liquidation, dissolution or winding up of the Company. Dividends payable on each share of outstanding Preferred Stock will be equal to the greater of (i) an amount equal to $16.67 per share and (ii) the monthly dividend that would have been paid had such share of Preferred Stock been converted to a share of Common Stock, subject to proration in the event that such share of Preferred Stock was not outstanding for the full month.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Immediately prior to a “Liquidity Event,” each outstanding share of Series A Preferred Stock shall convert into 299.2 shares of Common Stock, subject to anti-dilution adjustments (the “Conversion Rate”). Each outstanding share of Series C Preferred Stock will convert into shares of Common Stock at the same Conversion Rate on the one-year anniversary of a Liquidity Event, subject to the Company’s right to accelerate the conversion to a date no earlier than six months after the Liquidity Event, upon at least ten days prior notice to the holders of the Series C Preferred Stock. A “Liquidity Event” is defined as (i) the listing of the Common Stock on a national securities exchange or quotation on an electronic inter-dealer quotation system; (ii) a merger or business combination involving the Company pursuant to which outstanding shares Common Stock are exchanged for securities of another company which are listed on a national securities exchange or quoted on an electronic inter-dealer quotation system; or (iii) any other transaction or series of transaction that results in all shares of Common Stock being transferred or exchange for cash or securities which are listed on a national securities exchange or quoted on an electronic inter-dealer quotation system. If there has not been a Liquidity Event within six years from the initial issuance of the outstanding Preferred Stock, each holder of Preferred Stock shall have the right to convert all, but not less than all, of the Preferred Stock held by such holder into Common Stock at the Conversion Rate. Each holder also has the option to convert its shares of outstanding Preferred Stock into Common Stock upon a change in control (as defined in the respective Articles Supplementary for the Series A Preferred Stock and Series C Preferred Stock) of the Company. In addition, neither the Company nor a holder of shares of outstanding Preferred Stock may redeem shares of the Preferred Stock until six years from the initial issuance of the Preferred Stock, except in cases of a change in control (as defined in the respective Articles Supplementary).
Holders of the outstanding Preferred Stock are entitled to vote on each matter submitted to a vote of the stockholders of the Company upon which the holders of Common Stock are entitled to vote, upon which the holders of the Preferred Stock and holders of the Common Stock shall vote together as a single class. The number of votes applicable to a share of outstanding Preferred Stock will be equal to the number of shares of Common Stock a share of Preferred Stock could have been converted into as of the record date set for purposes of such stockholder vote (rounded down to the nearest whole number of shares of Common Stock). In addition, the affirmative vote of the holders of two-thirds of the outstanding shares of Preferred Stock is required to approve the issuance of any equity securities senior to the Preferred Stock and to take certain actions materially adverse to the holders of the Preferred Stock.
Accounting Pronouncements Not Yet Adopted
On March 12, 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through September 30, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (dollars in thousands):

	September 30, 2020	December 31, 2019
Senior loans	$2,607,234	$2,721,325
Mezzanine loans	14,464	41,638
Total gross carrying value of loans	2,621,698	2,762,963
Less: Allowance for credit losses (1)	22,777	921
Total commercial mortgage loans, held for investment, net	$2,598,921	$2,762,042
________________________
(1) As of September 30, 2020 and December 31, 2019, there have been no specific reserves for loans in non-performing status.
As of September 30, 2020 and December 31, 2019, the Company's total commercial mortgage loan portfolio, excluding commercial mortgage loans accounted for under the fair value option, was comprised of 124 and 122 loans, respectively.
Allowance for Credit Losses
The following table presents the activity in the Company's allowance for credit losses, excluding the unfunded loan commitments, as of September 30, 2020 (dollars in thousands):

	Three Months Ended September 30, 2020
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self Storage	Manufactured Housing	Total
Beginning Balance	$10,742	$780	$4,350	$599	$2,250	$7,243	$220	$60	$26,244
Current Period:
Increase/(decrease) in provision for credit losses	(3,937)	(327)	(2,336)	170	(1,003)	4,024	(92)	34	(3,467)
Ending Balance	$6,805	$453	$2,014	$769	$1,247	$11,267	$128	$94	$22,777

	Nine Months Ended September 30, 2020
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self Storage	Manufactured Housing	Total
Beginning Balance	$322	$202	$249	$23	$4	$103	$—	$18	$921
Cumulative-effect adjustment upon adoption of ASU 2016-13	3,220	386	1,966	434	9	739	399	58	7,211
Current Period:
Increase/(decrease) in provision for credit losses	3,263	(135)	(201)	312	1,234	10,852	(271)	18	15,072
Write offs	—	—	—	—	—	(427)	—	—	(427)
Ending Balance	$6,805	$453	$2,014	$769	$1,247	$11,267	$128	$94	$22,777
The Company recorded a decrease in its provision for credit losses during the three months ended September 30, 2020 of $3.5 million and an increase in its provision for credit losses during the nine months ended September 30, 2020 of $15.1 million. This is primarily driven by an update of the macro economic assumptions used in the Company’s current quarter CECL evaluation.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

The following table presents the activity in the Company's allowance for credit losses, for the unfunded loan commitments, as of September 30, 2020 (dollars in thousands):

	Three Months Ended September 30, 2020
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self Storage	Manufactured Housing	Total
Beginning Balance	$225	$—	$149	$40	$—	$235	$—	$1	$650
Current Period:
Increase/(decrease) in provision for credit losses	(111)	—	(73)	144	—	(203)	—	—	(243)
Ending Balance	$114	$—	$76	$184	$—	$32	$—	$1	$407

	Nine Months Ended September 30, 2020
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self Storage	Manufactured Housing	Total
Beginning Balance	$—	$—	$—	$—	$—	$—	$—	$—	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	239	40	150	30	1	57	28	5	550
Current Period:
Increase/(decrease) in provision for credit losses	(125)	(40)	(74)	154	(1)	(25)	(28)	(4)	(143)
Ending Balance	$114	$—	$76	$184	$—	$32	$—	$1	$407

The following table represents the composition by loan type of the Company's commercial mortgage loans, held for investment portfolio (dollars in thousands):

	September 30, 2020		December 31, 2019
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$1,310,072	49.8%	$1,491,971	53.9%
Hospitality	403,729	15.4%	446,562	16.1%
Office	361,658	13.8%	414,772	15.0%
Industrial	221,460	8.4%	118,743	4.3%
Self Storage	92,492	3.5%	67,767	2.4%
Retail	91,045	3.5%	111,620	4.0%
Mixed Use	69,579	2.6%	58,808	2.1%
Manufactured Housing	62,685	2.4%	44,656	1.6%
Land	16,400	0.6%	16,400	0.6%
Total	$2,629,120	100.0%	$2,771,299	100.0%

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

As of September 30, 2020 and December 31, 2019, the Company's total commercial mortgage loans, held-for-sale, measured at fair value were comprised of 1 and 7 loans, respectively. As of September 30, 2020 and December 31, 2019, the contractual principal outstanding of commercial mortgage loans, held-for-sale, measured at fair value was $0.1 million and $112.5 million, respectively. As of September 30, 2020 and December 31, 2019, none of the Company's commercial mortgage loans, held-for-sale, measured at fair value were in default or greater than ninety days past due.
The following table represents the composition by loan type of the Company's commercial mortgage loans, held-for-sale, measured at fair value (dollars in thousands):

	September 30, 2020		December 31, 2019
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$100	100.0%	$78,250	69.6%
Retail	—	—%	2,613	2.3%
Office	—	—%	—	—%
Manufactured Housing	—	—%	—	—%
Hospitality	—	—%	8,000	7.1%
Industrial	—	—%	23,625	21.0%
Total	$100	100.0%	$112,488	100.0%
Loan Credit Quality and Vintage
The following tables present the amortized cost of our commercial mortgage loans, held for investment as of September 30, 2020, by loan type, the Company’s internal risk rating and year of origination. The risk ratings are updated as of September 30, 2020.

September 30, 2020
	2020	2019	2018	2017	2016	2015	Prior	Total

Multifamily:
Risk Rating:
1-2 internal grade	$475,769	$433,442	$321,477	$34,875	$—	$—	$3,488	$1,269,051
3-4 internal grade	—	—	—	37,812	—	—	—	37,812
Total Multifamily Loans	$475,769	$433,442	$321,477	$72,687	$—	$—	$3,488	$1,306,863

Retail:
Risk Rating:
1-2 internal grade	$—	$36,158	$16,391	$—	$—	$—	$—	$52,549
3-4 internal grade	—	12,868	41,896	—	—	—	—	54,764
Total Retail Loans	$—	$49,026	$58,287	$—	$—	$—	$—	$107,313

Office:
Risk Rating:
1-2 internal grade	$92,497	$154,508	$61,221	$41,479	$—	$—	$—	$349,705
3-4 internal grade	—	—	—	10,454	—	—	—	10,454
Total Office Loans	$92,497	$154,508	$61,221	$51,933	$—	$—	$—	$360,159

Industrial:
Risk Rating:
1-2 internal grade	$74,256	$112,416	$—	$—	$—	$33,655	$—	$220,327
3-4 internal grade	—	—	—	—	—	—	—	—
Total Industrial Loans	$74,256	$112,416	$—	$—	$—	$33,655	$—	$220,327

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Mixed Use:
Risk Rating:
1-2 internal grade	$—	$—	$56,697	$12,882	$—	$—	$—	$69,579
3-4 internal grade	—	—	—	—	—	—	—	—
Total Mixed Use Loans	$—	$—	$56,697	$12,882	$—	$—	$—	$69,579

Hospitality:
Risk Rating:
1-2 internal grade	$26,868	$10,542	$—	$—	$—	$—	$—	$37,410
3-4 internal grade	—	159,545	114,999	90,763	—	—	—	365,307
Total Hospitality Loans	$26,868	$170,087	$114,999	$90,763	$—	$—	$—	$402,717

Self Storage:
Risk Rating:
1-2 internal grade	$29,747	$—	$62,557	$—	$—	$—	$—	$92,304
3-4 internal grade	—	—	—	—	—	—	—	—
Total Self Storage Loans	$29,747	$—	$62,557	$—	$—	$—	$—	$92,304

Manufactured Housing:
Risk Rating:
1-2 internal grade	$17,410	$45,026	$—	$—	$—	$—	$—	$62,436
3-4 internal grade	—	—	—	—	—	—	—	—
Total Manufactured Housing Loans	$17,410	$45,026	$—	$—	$—	$—	$—	$62,436

Total	$716,547	$964,505	$675,238	$228,265	$—	$33,655	$3,488	$2,621,698
Past Due Status
The following table presents an aging summary of the loans amortized cost basis at September 30, 2020 (dollars in thousands):

	Multifamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self Storage	Manufactured Housing	Total
Status:
Current	$1,306,863	$94,836	$360,159	$220,327	$69,579	$345,642	$92,304	$62,436	$2,552,146
1-29 days past due	—	—	—	—	—	—	—	—	—
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—	—	—
120+ days past due (1)	—	12,477	—	—	—	57,075	—	—	69,552
Total	$1,306,863	$107,313	$360,159	$220,327	$69,579	$402,717	$92,304	$62,436	$2,621,698
________________________
(1) For the three and nine months ended September 30, 2020, interest income recognized on these two loans was $0.0 million and $0.4 million, respectively.
As of September 30, 2020, the Company had two loans on non-accrual status with a total cost basis of $69.6 million. As of December 31, 2019, the Company had one loan on non-accrual status with a cost basis of $57.1 million.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
All commercial mortgage loans, excluding loans classified as commercial mortgage loans, held-for-sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2.0. As of September 30, 2020 and December 31, 2019, the weighted average risk rating of the loans was 2.2 and 2.1, respectively.
The following table represents the allocation by risk rating for the Company's commercial mortgage loans, held for investment (dollars in thousands):

September 30, 2020			December 31, 2019
Risk Rating	Number of Loans	Par Value	Risk Rating	Number of Loans	Par Value
1	—	$—	1	—	$—
2	98	2,159,809	2	113	2,452,330
3	22	385,787	3	8	298,994
4	4	83,524	4	1	19,975
5	—	—	5	—	—
	124	$2,629,120		122	$2,771,299
For the nine months ended September 30, 2020 and year ended December 31, 2019, the activity in the Company's commercial mortgage loans, held for investment portfolio was as follows (dollars in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2020	2019
Balance at Beginning of Year	$2,762,042	$2,206,830
Cumulative-effect adjustment upon adoption of ASU 2016-13	(7,211)	—
Acquisitions and originations	855,686	1,326,983
Principal repayments	(926,337)	(771,774)
Discount accretion/premium amortization	4,661	6,264
Loans transferred from/(to) commercial real estate loans, held-for-sale	(36,049)	10,100
Net fees capitalized into carrying value of loans	(4,162)	(5,339)
Increase/(decrease) in provision for credit losses	(15,072)	(3,007)
Charge-off from allowance for credit losses	427	6,922
Transfer to real estate owned	(35,064)	—
Transfer on deed in lieu of foreclosure to real estate owned	—	(14,937)
Balance at End of Period	$2,598,921	$2,762,042

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

During the nine months ended September 30, 2020, the Company wrote off a commercial mortgage loan, held for investment, with a carrying value of $14.4 million in exchange for the possession of a REO investment at a fair value of $14.0 million at the time of the transfer. This $14.0 million REO investment is comprised of $11.6 million of real property (land, building and improvements) and $2.4 million of personal property (furniture, fixture, and equipment). The transfer occurred when the Company took possession of the property by completing a foreclosure transaction in March 2020, resulting in a $0.4 million impairment loss at the time of transfer. The Company sold this REO asset during the nine months ended September 30, 2020 for a $1.4 million gain, presented net of direct selling costs associated with the disposition of the asset, included within Realized gain/loss on sale of real estate owned, held-for-sale in the Company's consolidated statements of operations. The results of operations of the REO have been included in the Company’s consolidated statements of operations and comprehensive income since the acquisition date and the gain on sale has been included in the Company’s consolidated statements of operations for the quarter ended September 30, 2020.
During the nine months ended September 30, 2020, the Company reached an agreement with a borrower to take possession of certain collateral. At the time of transfer, the carrying value of the commercial mortgage loan, held for investment was $21.1 million, which was exchanged for possession of the REO asset at a purchase price of $21.4 million. This $21.4 million REO investment is comprised of $18.9 million of real property (land, building and improvements) and $2.5 million of personal property (furniture, fixture, and equipment). The Company accounted for the REO acquired during the nine months ended September 30, 2020 as an asset acquisition. No gain or loss was recognized at the time of transfer.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 4 - Real Estate Securities
The following is a summary of the Company's real estate securities, CMBS (dollars in thousands):

September 30, 2020
Type	Interest Rate	Maturity	Par Value	Fair Value
CMBS 1	3.0%	5/15/2022	$13,250	$12,556
CMBS 2	2.2%	6/26/2025	10,800	10,153
CMBS 3	2.5%	2/15/2036	40,000	37,931
CMBS 4	1.9%	6/15/2037	8,000	7,861
CMBS 5	2.1%	9/15/2037	24,000	23,100
CMBS 6	2.3%	6/15/2034	12,000	11,578
CMBS 7	1.5%	12/15/2036	20,000	18,826
CMBS 8	1.8%	12/15/2036	25,000	23,191
CMBS 9	2.3%	3/15/2035	25,665	24,607
December 31, 2019
Type	Interest Rate	Maturity	Par Value	Fair Value
CMBS 1	4.7%	5/15/2022	$13,250	$13,274
CMBS 2	3.8%	6/26/2025	12,131	12,151
CMBS 3	4.1%	2/15/2036	40,000	40,186
CMBS 4	3.7%	5/15/2036	18,500	18,535
CMBS 5	3.1%	5/15/2036	15,000	15,019
CMBS 6	3.2%	5/15/2037	13,500	13,525
CMBS 7	3.4%	5/15/2037	15,000	15,028
CMBS 8	3.2%	6/15/2037	7,000	7,013
CMBS 9	3.6%	2/15/2036	9,600	9,641
CMBS 10	3.5%	8/15/2036	10,000	10,027
CMBS 11	3.6%	6/15/2037	8,000	8,015
CMBS 12	3.3%	7/15/2038	13,000	13,022
CMBS 13	3.3%	9/15/2037	32,000	32,074
CMBS 14	3.7%	9/15/2037	24,000	24,084
CMBS 15	3.3%	10/19/2038	50,000	50,094
CMBS 16	3.7%	10/19/2038	26,000	26,029
CMBS 17	3.2%	6/15/2034	15,000	15,022
CMBS 18	3.5%	6/15/2034	6,500	6,509
CMBS 19	3.9%	6/15/2034	12,000	12,022
CMBS 20	3.1%	12/15/2036	20,000	20,021
CMBS 21	3.4%	12/15/2036	25,000	25,025
The Company classified its CMBS investments as available for sale as of September 30, 2020 and December 31, 2019. These investments are reported at fair value in the consolidated balance sheets with changes in fair value recorded in accumulated other comprehensive income/(loss). The weighted average contractual maturity for CLO investments included within the CMBS portfolio as of September 30, 2020 and December 31, 2019 was 14 and 17 years. The weighted average contractual maturity for single asset single borrower "SASB" investments as of September 30, 2020 and December 31, 2019 was 14 and 5 years.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

The following table shows the amortized cost, allowance for expected credit losses, unrealized gain/(loss) and fair value of the Company's CMBS investments by investment type (dollars in thousands):

	Amortized Cost	Credit Loss Allowance	Unrealized Gain	Unrealized Loss	Fair Value
September 30, 2020
CLOs	$123,464	$—	$—	$(5,830)	$117,634
SASB	55,949	—	—	(3,780)	52,169
Total	$179,413	$—	$—	$(9,610)	$169,803
December 31, 2019
CLOs	$330,000	$—	$1	$(881)	$329,120
SASB	57,294	—	—	(98)	57,196
Total	$387,294	$—	$1	$(979)	$386,316
As of September 30, 2020 the Company held 9 CMBS positions with an amortized cost basis of $179.4 million and an unrealized loss of $9.6 million, of which 4 positions had an unrealized loss for a period greater than twelve months. As of December 31, 2019, the Company held 21 CMBS positions with an amortized cost basis of $387.3 million and an unrealized loss of $1.0 million, of which 2 positions had an unrealized loss for a period greater than twelve months.
The following table provides information on the unrealized losses and fair value on the Company's real estate securities, CMBS, available for sale that were in an unrealized loss position, and for which an allowance for credit losses has not been recorded as of September 30, 2020 and December 31, 2019 (amounts in thousands):

	Fair Value		Unrealized Loss
	Securities with an unrealized loss less than 12 months	Securities with an unrealized loss greater than 12 months	Securities with an unrealized loss less than 12 months	Securities with an unrealized loss greater than 12 months
September 30, 2020
CLOs	$74,119	$43,515	$(3,901)	$(1,929)
SASB	42,017	10,152	(3,089)	(691)
Total	$116,136	$53,667	$(6,990)	$(2,620)
December 31, 2019
CLOs	$315,845	$13,275	$(863)	$(17)
SASB	45,045	12,151	(67)	(31)
Total	$360,890	$25,426	$(930)	$(48)
As of September 30, 2020 and December 31, 2019, there were 4 securities and 2 securities, respectively with unrealized losses for a period greater than twelve months reflected in the table above. After evaluating the securities, the Company concluded that the unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that the Company did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, the portfolio is made up of investment grade securities of recent originations and higher tranches, and that there were no material credit events that would have caused us to otherwise conclude that the Company would not recover our cost. The allowance for credit losses is calculated using a discounted cash flow approach and is measured as the difference between the original cash flows expected to be collected to the revised cash flows expected to be collected discounted using the effective interest rate, limited by the amount that the fair value is less than the amortized cost basis. Significant judgment is used in projecting cash flows. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

The following table provides information on the amounts of gain/(loss) on the Company's real estate securities, CMBS, available for sale (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Unrealized gain/(loss) available for sale securities	$4,199	$(372)	$(9,380)	$(292)
Reclassification of net (gain)/loss on available for sale securities included in net income/(loss)	14,457	—	748	—
Unrealized gain/(loss) available for sale securities, net of reclassification adjustment	$18,656	$(372)	$(8,632)	$(292)
The amounts reclassified for net (gain)/loss on available for sale securities are included in the realized (gain)/loss on sale of real estate securities in the Company's consolidated statements of operations. The Company's unrealized gain/(loss) on available-for-sale securities is net of tax. Due to the Company's designation as a REIT, there was no tax impact on unrealized gain/(loss) on available for sale securities.
The deterioration in fair value of real estate securities for both collateralized loan obligations and other securities as of September 30, 2020 can be attributed mainly to the market down-turn and volatility as a result of high unemployment and credit uncertainties related to the outbreak of COVID-19. Management currently does not have the intention to sell any of the real estate securities as of September 30, 2020.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 5 - Real Estate Owned
The following table summarizes the Company's real estate owned assets as of September 30, 2020 (dollars in thousands):

September 30, 2020
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
August 2019 (1)(2)	Hotel	Chicago, IL	$—	$10,234	$—	$(260)	$9,974
October 2019 (1)	Office	Jeffersonville, IN	1,887	21,989	3,565	(732)	26,709
September 2020 (3)	Hotel	Minneapolis, MN	1,731	17,157	2,523	—	21,411
			$3,618	$49,380	$6,088	$(992)	$58,094
________________________
(1) Refer to Note 2 for the useful life of the above assets.
(2) Represents assets acquired by the Company by completing a deed-in-lieu of foreclosure transaction.
(3)Asset is designated as held-for-sale within the Company's consolidated balance sheets.
The following table summarizes the Company's real estate owned assets as of December 31, 2019 (dollars in thousands):

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
Depreciation expense for the three and nine months ended September 30, 2020 totaled $0.3 million and $0.8 million, respectively. Depreciation expense for the three and nine months ended September 30, 2019 totaled $0.03 million.
Long-Lived Asset Classified as Held-for-Sale
As of September 30, 2020, the Company has designated one property included within the real estate owned business segment as held-for-sale. The property is located in Minneapolis, MN and is currently being marketed and sale is probable to occur within one year.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 6 - Leases
Operating Right of Use Asset
The following table summarizes the Company's operating right of use asset recognized in the consolidated balance sheets as of September 30, 2020 (dollars in thousands):

September 30, 2020
Acquisition Date	Property Type	Primary Location(s)	Operating Right of Use Asset, Gross	Accumulated Amortization	Operating Right of Use Asset, net of Amortization
August 2019	Hotel	Chicago, IL	$6,109	$(359)	$5,750
			$6,109	$(359)	$5,750
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
Operating Lease Liabilities
On August 19, 2019, in conjunction with the deed-in-lieu of foreclosure transaction, the Company assumed a non-cancelable ground lease for the land on which the property is located and classified the lease as an operating lease. The ground lease requires monthly rental payments with annual increases of 3%. The initial term of the lease expires in 2067 and can be renewed for a sixty-year period. Rent expense for this operating lease for the three and nine months ended September 30, 2020 totaled $0.2 million and $0.6 million, respectively. Rent expense for this operating lease for the three and nine months ended September 30, 2019 totaled $0.1 million and $0.1 million, respectively.
The following table summarizes the Company's schedule of minimum future lease payments as of September 30, 2020 (dollars in thousands):

Minimum Future Lease Payments	September 30, 2020
2020 (October - December)	$101
2021	410
2022	422
2023	435
2024	448
2025 and beyond	39,438
Total undiscounted lease payments	$41,254
Less: Amount representing interest	(34,997)
Present value of lease liability	$6,257

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

The following table summarizes the Company's schedule of minimum future lease payments as of December 31, 2019 (dollars in thousands):

Minimum Future Lease Payments	December 31, 2019
2020	$398
2021	410
2022	422
2023	435
2024	448
2025 and beyond	39,438
Total undiscounted lease payments	$41,551
Less: Amount representing interest	(35,415)
Present value of lease liability	$6,136
The discount rate used to calculate the lease liability as of September 30, 2020 and December 31, 2019 is 9%. The remaining lease term is 47.20 years as of September 30, 2020 and 47.95 as of December 31, 2019.
Intangible Lease Asset
The following table summarizes the Company's intangible lease asset recognized in the consolidated balance sheets as of September 30, 2020 (dollars in thousands):

September 30, 2020
Acquisition Date	Property Type	Primary Location(s)	Intangible Lease Asset, Gross	Accumulated Amortization	Intangible Lease Asset, Net of Amortization
October 2019	Office	Jeffersonville, IN	$14,509	$(756)	$13,753
			$14,509	$(756)	$13,753
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
Rental Income
On October 15, 2019, the Company purchased an office building that was subject to an existing triple net lease. The minimum rental amount due under the lease is subject to annual increases of 1.5%. The initial term of the lease expires in 2037 and contains renewal options for four consecutive five-year terms. The remaining lease term is 16.60 years. Rental income for this operating lease for the three and nine months ended September 30, 2020 totaled $0.7 million and $2.1 million, respectively. There had been no rental income for this operating lease for the three and nine months ended September 30, 2019.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

The following table summarizes the Company's schedule of future minimum rents to be received under the lease (dollars in thousands):

Minimum Rents	September 30, 2020
2020 (October - December)	$636
2021	2,568
2022	2,607
2023	2,646
2024	2,686
2025 and beyond	36,894
Total minimum rent	$48,037
Amortization Expense
Intangible lease assets are amortized using the straight-line method over the contractual life of the lease, of a period up to 20 years. The weighted average life of intangible assets as of September 30, 2020 is approximately 16.60 years. Amortization expense for the three and nine months ended September 30, 2020 totaled $0.2 million and $0.6 million, respectively. There had been no amortization expense for the three and nine months ended September 30, 2019.
The following table summarizes the Company's expected amortization for intangible assets over the next five years, assuming no further acquisitions or dispositions (dollars in thousands):

Amortization Expense	September 30, 2020
2020 (October - December)	$(206)
2021	(825)
2022	(825)
2023	(825)
2024	(825)

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

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
The details of the Company's Repo Facilities at September 30, 2020 and December 31, 2019 are as follows (dollars in thousands):

As of September 30, 2020
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Maturity
JPM Repo Facility (2)	$300,000	$129,697	$3,722	2.52%	1/30/2021
USB Repo Facility (3)	100,000	—	374	N/A	6/15/2021
CS Repo Facility (4)	200,000	34,546	2,602	3.19%	8/19/2021
WF Repo Facility (5)	175,000	—	801	N/A	11/21/2020
Barclays Revolver Facility (6)	100,000	20,000	257	5.00%	9/20/2021
Barclays Repo Facility (7)	300,000	—	847	N/A	3/15/2022
Total	$1,175,000	$184,243	$8,603
________________________
(1) For the nine months ended September 30, 2020. Includes amortization of deferred financing costs.
(2) On September 3, 2019, the committed financing amount was downsized from $520.0 million to $300.0 million and on October 6, 2020 the Company amended the maturity to October 6, 2022.
(3) On June 9, 2020, the Company exercised the extension option upon the satisfaction of certain conditions, and extended the term maturity to June 15, 2021.
(4) On August 28, 2020, the Company exercised the extension option upon the satisfaction of certain conditions, and extended the term maturity to August 19, 2021.
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
September 30, 2020
(Unaudited)

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
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of September 30, 2020 and December 31, 2019, the Company is in compliance with all debt covenants.
Other financing and loan participation - Commercial Mortgage Loans
On March 23, 2020, the Company transferred $15.2 million of its interest in a term loan to Sterling National Bank ("SNB") via a participation agreement. The Company incurred $0.1 million and $0.3 million of interest expense on SNB for the three and nine months ended September 30, 2020. As of September 30, 2020 there was an outstanding balance of $23.0 million.
Mortgage Note Payable
On October 15, 2019, the Company obtained a commercial mortgage loan for $29.2 million related to the real estate owned portfolio. As of September 30, 2020 the loan accrued interest at an annual rate of 3.85%. The Company incurred $0.3 million and $0.9 million of interest expense for the three and nine months ended September 30, 2020. Additionally, on January 6, 2020, the Company obtained a commercial mortgage loan for $11.0 million related to the real estate owned portfolio. As of September 30, 2020 the loan accrued interest at an annual rate of 9.00%. The Company incurred $0.3 million and $0.7 million of interest expense for the three and nine months ended September 30, 2020.
Unsecured Debt
On March 26, 2020, the Company and certain of its subsidiaries entered into a material amendment to an existing lending agreement with Security Benefit Life Insurance Company ("SBL"), secured by a pledge of equity interests in certain of the Company’s subsidiaries, for a total commitment of $100.0 million with a maturity of February 10, 2023 and a rate of one-month LIBOR + 4.5%. The amendment revised the terms of the existing SBL lending agreement, entered into in February 2020, to permit the Company to borrow under the agreement. The Company incurred $0.1 million and $0.2 million of interest expense on the lending agreement with SBL for the three and nine months ended September 30, 2020. As of September 30, 2020, there was no outstanding balance under the lending agreement.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
Below is a summary of the Company's MRAs as of September 30, 2020 and December 31, 2019 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of September 30, 2020
JP Morgan Securities LLC	$17,733	$1,511	$23,128	2.02%	59
Wells Fargo Securities, LLC	—	1,057	—	N/A	N/A
Goldman Sachs International	35,275	278	50,359	2.66%	15
Barclays Capital Inc.	70,877	1,730	96,068	2.41%	34
Credit Suisse AG	—	905	—	N/A	N/A
Citigroup Global Markets, Inc.	53,660	2,216	71,134	1.95%	30
Total/Weighted Average	$177,545	$7,697	$240,689	2.29%	31

As of December 31, 2019
JP Morgan Securities LLC	$83,353	$124	$93,500	2.53%	20
Wells Fargo Securities, LLC	178,304	1,199	209,873	2.94%	11
Barclays Capital Inc.	40,720	221	47,475	2.81%	23
Citigroup Global Markets, Inc.	91,982	413	103,453	2.69%	19
Total/Weighted Average	$394,359	$1,957	$454,301	2.79%	16
________________________
(1) Includes $70.9 million and $68.5 million of CLO notes, held by the Company, which are eliminated within the real estate securities, at fair value line in the consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.
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
As of September 30, 2020 and December 31, 2019 the notes issued by BSPRT 2018-FL3 Issuer, Ltd. and BSPRT 2018-FL3 Co-Issuer, LLC, wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 34 and 41 mortgage assets having a principal balance of $501.2 million and $523.2 million, respectively (the "2018-FL3 Mortgage Assets"). The sale of the 2018-FL3 Mortgage Assets to BSPRT 2018-FL3 Issuer, Ltd. is governed by a Mortgage Asset Purchase Agreement dated as of April 5, 2018, between the Company and BSPRT 2018-FL3 Issuer, Ltd.
As of September 30, 2020 and December 31, 2019 the notes issued by BSPRT 2018-FL4 Issuer, Ltd. and BSPRT 2018-FL4 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 58 and 49 mortgage assets having a principal balance of $821.5 million and $867.9 million, respectively (the "2018-FL4 Mortgage Assets"). The sale of the 2018-FL4 Mortgage Assets to BSPRT 2018-FL4 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of October12, 2018, between the Company and BSPRT 2018-FL4 Issuer.
As of September 30, 2020 and December 31, 2019, the notes issued by BSPRT 2019-FL5 Issuer, Ltd. and BSPRT 2019-FL5 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 52 and 48 mortgage assets having a principal balance of $744.3 million and $809.4 million respectively (the "2019-FL5 Mortgage Assets"). The sale of the 2019-FL5 Mortgage Assets to BSPRT 2019-FL5 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of May 30, 2019, between the Company and BSPRT 2019-FL5 Issuer.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

The Company, through its wholly-owned subsidiaries, holds the preferred equity tranches of the above CLOs of approximately $256.9 million and $305.4 million as of September 30, 2020 and December 31, 2019, respectively. The following table represents the terms of the notes issued by 2018-FL3 Issuer, 2018-FL4 Issuer and 2019-FL5 Issuer (the "CLOs), respectively, as of September 30, 2020 (dollars in thousands):

CLO Facility	Tranche	Par Value Issued	Par Value Outstanding (1)	Interest Rate	Maturity Date
2018-FL3 Issuer	Tranche A	$286,700	$193,930	1M LIBOR + 105	10/15/2034
2018-FL3 Issuer	Tranche A-S	77,775	77,775	1M LIBOR + 135	10/15/2034
2018-FL3 Issuer	Tranche B	41,175	41,175	1M LIBOR + 165	10/15/2034
2018-FL3 Issuer	Tranche C	39,650	39,650	1M LIBOR + 255	10/15/2034
2018-FL3 Issuer	Tranche D	42,700	42,700	1M LIBOR + 345	10/15/2034
2018-FL4 Issuer	Tranche A	416,827	416,827	1M LIBOR + 105	9/15/2035
2018-FL4 Issuer	Tranche A-S	73,813	73,813	1M LIBOR + 130	9/15/2035
2018-FL4 Issuer	Tranche B	56,446	56,446	1M LIBOR + 160	9/15/2035
2018-FL4 Issuer	Tranche C	68,385	68,385	1M LIBOR + 210	9/15/2035
2018-FL4 Issuer	Tranche D	57,531	57,531	1M LIBOR + 275	9/15/2035
2019-FL5 Issuer	Tranche A	407,025	407,025	1M LIBOR + 115	5/15/2029
2019-FL5 Issuer	Tranche A-S	76,950	76,950	1M LIBOR + 148	5/15/2029
2019-FL5 Issuer	Tranche B	50,000	50,000	1M LIBOR + 140	5/15/2029
2019-FL5 Issuer	Tranche C	61,374	61,372	1M LIBOR + 200	5/15/2029
2019-FL5 Issuer	Tranche D	48,600	5,000	1M LIBOR + 240	5/15/2029
2019-FL5 Issuer	Tranche E	20,250	3,000	1M LIBOR + 285	5/15/2029
		$1,825,201	$1,671,579
________________________
(1) Excludes $267.1 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of September 30, 2020.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

The below table reflects the total assets and liabilities of the Company's outstanding CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of September 30, 2020 and December 31, 2019 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE.

Assets (dollars in thousands)	September 30, 2020	December 31, 2019
Cash (1)	$134,423	$89,946
Commercial mortgage loans, held for investment, net (2)	2,029,427	2,294,663
Accrued interest receivable	4,723	6,254
Total Assets	$2,168,573	$2,390,863

Liabilities
Notes payable (3)(4)	$1,924,677	$2,064,601
Accrued interest payable	1,190	2,576
Total Liabilities	$1,925,867	$2,067,177
________________________
(1) Includes $134.0 million and $89.3 million of cash held by the servicer related to CLO loan payoffs as of September 30, 2020 and December 31, 2019, respectively.
(2) The balance is presented net of allowance for credit losses of $16.7 million and $0.8 million as of September 30, 2020 and December 31, 2019, respectively.
(3) Includes $267.1 million and $261.4 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.
(4) The balance is presented net of deferred financing cost and discount of $14.0 million and $19.2 million as of September 30, 2020 and December 31, 2019, respectively.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 8 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income/(loss) is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and September 30, 2019 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2020	2019	2020	2019
Net income	$21,497	$25,913	$21,911	$60,329
Less: Preferred stock dividends	3,475	4,147	11,445	10,957
Less: Undistributed earnings allocated to preferred stock	1,283	1,306	—	963
Net income/(loss) attributable to common stockholders (for basic and diluted earnings per share)	16,739	20,460	10,466	48,409

Denominator
Weighted-average common shares outstanding for basic earnings per share	44,405,196	42,795,038	44,348,282	41,287,548
Effect of dilutive shares:
Unvested restricted shares	15,888	12,735	13,457	12,836
Weighted-average common shares outstanding for diluted earnings per share	44,421,084	42,807,773	44,361,739	41,300,384

Basic earnings per share	$0.38	$0.48	$0.24	$1.17
Diluted earnings per share	$0.38	$0.48	$0.24	$1.17

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 9 - Stock Transactions
As of September 30, 2020 and December 31, 2019, the Company had 44,353,727 and 43,916,815 shares of common stock outstanding, respectively, including shares issued pursuant to the Company's distribution reinvestment plan (the "DRIP"), share repurchases and unvested restricted shares.
As of September 30, 2020 and December 31, 2019, the Company had 40,515 and 40,500 shares of Series A Preferred Stock outstanding, respectively and 1,400 shares of Series C Preferred Stock outstanding.
The following tables present the activity in the Company's Series A Preferred Stock for the nine months ended September 30, 2020 and September 30, 2019, respectively (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2019	40,500	$202,144
Issuance of Preferred Stock	14	70
Dividends paid in Preferred Stock	1	4
Offering Costs	—	(9)
Amortization of offering costs	—	71
Ending Balance, September 30, 2020	40,515	$202,280

	Shares	Amount
Balance, December 31, 2018	29,249	$145,786
Issuance of Preferred Stock	9,249	46,245
Dividends paid in Preferred Stock	3	18
Amortization of offering costs	—	76
Ending Balance, September 30, 2019	38,501	$192,125
The following tables present the activity in the Company's Series C Preferred Stock for the period ended September 30, 2020. For the period ended September 30, 2019, the Company's Series C Preferred Stock did not have any activity (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2019	1,400	$6,966
Issuance of Preferred Stock, net of offering cost	—	—
Dividends paid in Preferred Stock	—	—
Offering Costs		(11)
Amortization of offering costs	—	6
Ending Balance, September 30, 2020	1,400	$6,961
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
In April 2020, the Company’s board of directors unanimously approved a transition in the timing of the dividend payments to holders of the Company’s common stock from a monthly payment with daily accruals to a quarterly payment and accrual basis. Similarly, the Company began paying accrued and unpaid dividends on Preferred Stock on a quarterly basis.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

In September 2020 the Company’s board of directors declared the following third quarter 2020 dividends: (i) a quarterly cash dividend of $0.275 per common share (equivalent to $1.10 per annum) which was paid in October 2020 to holders of record on September 30, 2020, and (ii) a quarterly cash dividend per share of Preferred Stock equivalent to the amount of distributions that would have been paid upon a conversion of such share of Preferred Stock into common stock, which was paid in October 2020 to holders of record on September 30, 2020.
The Company distributed $33.3 million of common stock dividends during the nine months ended September 30, 2020, comprised of $27.1 million in cash and $6.2 million in shares of common stock issued under the DRIP. The DRIP was temporarily suspended for the March 2020 dividend, but was reactivated for the second quarter 2020 dividend. The Company distributed $44.1 million of common stock dividends during the nine months ended September 30, 2019, comprised of $33.7 million in cash and $10.4 million in shares of common stock issued under the DRIP.
As of September 30, 2020 and December 31, 2019, the Company had declared but unpaid common stock distributions of $12.2 million and $5.4 million, respectively. Additionally, as of September 30, 2020 and December 31, 2019, the Company had declared but unpaid Series A Preferred Stock distributions of $3.3 million and $1.5 million, respectively and $0.1 million and $0.1 million of Series C Preferred stock, respectively. These amounts are included in Distributions payable on the Company’s consolidated balance sheets.
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
The repurchase price per share for SRP repurchases is equal to the lesser of (i) the Company’s most recent estimated per-share net asset value ("NAV"), as approved by the Company’s board of directors from time to time, and (ii) the Company’s book value per share, computed in accordance with GAAP, multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100%, if the person seeking repurchase has held his or her shares for a period greater than four years or in the case of requests for death or disability. The Company’s estimated per-share NAV as of September 30, 2020, as determined by the board of directors, is $17.88. The Company’s GAAP book value per share as of September 30, 2020 is $17.53.
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
September 30, 2020
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
The following table reflects the number of shares repurchased under the SRP cumulatively through September 30, 2020:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2019	5,878	3,542,267	$20.23
January 1 - January 31, 2020 (1)	1,170	373,135	18.56
February 1 - February 28, 2020	—	—	N/A
March 1 - March 31, 2020	—	—	N/A
April 1 - April 30, 2020 (1)	—	—	N/A
May 1 - May 31, 2020	—	—	N/A
June 1 - June 30, 2020	—	—	N/A
July 1 - July 31, 2020 (2)	1,046	206,332	16.25
August 1 - August 31, 2020	—	—	N/A
September 1 - September 30, 2020 (2)	—	—	N/A
Cumulative as of September 30, 2020	8,094	4,121,734	$19.88
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
(2) Reflects shares repurchased pursuant to repurchase requests submitted for the first semester of 2020, including 771 shares which for administrative reasons were processed in September 2020. Pursuant to the terms of the SRP, the Company is only authorized to repurchase up to the amount of proceeds reinvested through our DRIP during the applicable semester. As a result, redemption requests in the amount of 1,677,268 shares were not fulfilled for the first semester of 2020.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 10 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of September 30, 2020 and December 31, 2019, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	September 30, 2020	December 31, 2019
2020	$7,731	$90,519
2021	71,963	100,861
2022	105,632	56,863
2023	67,790	8,637
2024 and beyond	5,450	5,450
	$258,566	$262,330
The borrowers are required to meet or maintain certain metrics in order to qualify for the unfunded commitment amounts.
Litigation and Regulatory Matters
The Company is not presently involved in any material litigation arising outside the ordinary course of business. However, the Company is involved in routine litigation arising in the ordinary course of business, none of which the Company believes, individually or in the aggregate, will have a material impact on the Company’s financial condition, operating results or cash flows.
Note 11 - Related Party Transactions and Arrangements
Advisory Agreement Fees and Reimbursements
Pursuant to the Advisory Agreement, the Company is required to make the following payments and reimbursements to the Advisor:

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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three and nine months ended September 30, 2020 and September 30, 2019 and the associated payable as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2020	2019	2020	2019	September 30, 2020	December 31, 2019
Acquisition expenses (1)	$166	$180	$483	$698	$68	$225
Administrative services expenses	3,128	4,564	10,180	12,083	3,128	1,238
Asset management and subordinated performance fee	3,749	4,468	11,399	11,917	5,242	3,326
Other related party expenses (2)	14	590	685	1,225	—	—
Total related party fees and reimbursements	$7,057	$9,802	$22,747	$25,923	$8,438	$4,789
________________________
(1) Total acquisition expenses paid during the three and nine months ended September 30, 2020 were $2.2 million and $5.0 million respectively, of which $2.0 million and $4.5 million were capitalized within the commercial mortgage loans, held for investment and real estate securities, available for sale, at fair value lines of the consolidated balance sheets. For three and nine months ended September 30, 2019 total acquisition expenses paid were $1.6 million and $5.4 million respectively, of which $1.4 million and $4.7 million were capitalized within the commercial mortgage loans, held for investment and real estate securities, available for sale, at fair value lines of the consolidated balance sheets.
(2) These are reimbursable costs incurred related to the increase in loan origination activities. These amounts are included in Other expenses in the Company's consolidated statements of operations.
The payables as of September 30, 2020 and December 31, 2019 in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
Other Transactions
On February 22, 2018, the Company purchased commercial mortgage loans, held-for-sale from an entity that is an affiliate of our Advisor, for an aggregate purchase price of $27.8 million. The purchase of the commercial mortgage loans and the $27.8 million purchase price were approved by the Company’s board of directors. On April 18, 2018, the Company sold $23.3 million of these commercial mortgage loans into a CMBS securitization. The remaining $4.5 million of these commercial mortgage loans, recorded as held for investment, were fully paid down during the nine months ended September 30, 2020.
On March 26, 2020, the Company and certain of its subsidiaries entered into a material amendment to an existing lending agreement with SBL, an entity that also holds 14,950 of the Company’s outstanding shares of Series A Preferred Stock, secured by a pledge of equity interests in certain of the Company’s subsidiaries, for a total commitment of $100.0 million with a maturity of February 10, 2023 and a rate of one-month LIBOR + 4.5%. The amendment revised the terms of the existing SBL lending agreement, entered into in February 2020, to permit the Company to borrow under the agreement. The Company incurred $0.1 million and $0.2 million of interest expense on the lending agreement with SBL for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020 there was no outstanding balance under the lending agreement.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

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
Financial Instruments Measured at Fair Value on a Recurring Basis
CMBS, recorded in real estate securities, held-for-sale, measured at fair value on the consolidated balance sheets are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, and recent trades of similar real estate securities. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of September 30, 2020 and December 31, 2019, the Company obtained third party pricing for determining the fair value of each CMBS investment, resulting in a Level II classification.
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
September 30, 2020
(Unaudited)

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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no material transfers between levels within the fair value hierarchy for the period ended September 30, 2020 and December 31, 2019.
The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	Total	Level I	Level II	Level III
September 30, 2020
Real estate securities, available-for-sale, measured at fair value	$169,803	$—	$169,803	$—
Commercial mortgage loans, held-for-sale, measured at fair value	99	—	—	99
Other real estate investments, measured at fair value	2,518	—	—	2,518
Credit default swaps	—	—	—	—
Total assets, at fair value	$172,420	$—	$169,803	$2,617

Liabilities, at fair value
Credit default swaps	$—	$—	$—	$—
Total liabilities, at fair value	$—	$—	$—	$—

December 31, 2019
Real estate securities, available-for-sale, measured at fair value	$386,316	$—	$386,316	$—
Commercial mortgage loans, held-for-sale, measured at fair value	112,562	—	—	112,562
Other real estate investments, measured at fair value	2,557	—	—	2,557
Credit default swaps	59	—	59	—
Interest rate swaps	325	—	325	—
Treasury Note Futures	735	735	—	—
Total assets, at fair value	$502,554	$735	$386,700	$115,119

Liabilities, at fair value
Credit Default Swaps	$1,581	$—	$1,581	$—
Total liabilities, at fair value	$1,581	$—	$1,581	$—

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. As a result, the unrealized gains and losses for assets and liabilities within the Level III category may include changes in fair value that were attributable to both observable and unobservable inputs. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of September 30, 2020 and December 31, 2019 (dollars in thousands):

Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
September 30, 2020
Commercial mortgage loans, held-for-sale, measured at fair value	$99	Discounted Cash Flow	Yield	16.6%	15.6% - 17.6%
Other real estate investments, measured at fair value	2,518	Discounted Cash Flow	Yield	13.2%	12.2% - 14.2%

December 31, 2019
Commercial mortgage loans, held-for-sale, measured at fair value	$112,562	Discounted Cash Flow	Yield	4.9%	4.7% - 5.2%
Other real estate investments, measured at fair value	2,557	Discounted Cash Flow	Yield	12.4%	11.4% - 13.4%
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	September 30, 2020
	Commercial Mortgage Loans, held-for-sale, measured at fair value	Other Real Estate Investments, measured at fair value
Beginning balance, January 1, 2020	$112,562	$2,557
Transfers into Level III	—	—
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loan, held-for-sale	11,106	—
Unrealized gain/(loss) on commercial mortgage loans, held-for-sale and other real estate investments	(76)	(37)
Net accretion	—	(2)
Purchases (1)	122,043	—
Sales / paydowns (1)	(221,911)	—
Cash repayments/receipts	—	—
Transfers out of Level III	(23,625)	—
Ending Balance, September 30, 2020	$99	$2,518

	December 31, 2019
	Commercial Mortgage Loans, held-for-sale, measured at fair value	Other Real Estate Investments, measured at fair value
Beginning balance, January 1, 2019	$76,863	$—
Transfers into Level III	—	—
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loan, held-for-sale	37,832	—
Unrealized gain/(loss) on commercial mortgage loans, held-for-sale and other real estate investments	312	47
Net accretion	—	—
Purchases	1,015,677	2,510
Sales / paydowns	(1,008,050)	—
Cash repayments/receipts	—	—
Transfers out of Level III	(10,072)	—
Ending Balance, December 31, 2019	$112,562	$2,557
________________________
(1) Excluded from Purchases and Sales/paydowns are $679.1 million and $682.0 million, respectively, of loans that collateralize a CMBS investment required to be consolidated in connection with the Company's retention of the B tranche during the three months ended September 30, 2020. Upon disposition of the B tranche during the three months ended September 30, 2020, the Company recognized a gain of $2.8 million that is recorded in Realized gain/loss on sale of real estate securities on the consolidated statements of operations.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans, held-for-investment and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of September 30, 2020 and December 31, 2019 (dollars in thousands):

		Level	Carrying Amount (1)	Fair Value
September 30, 2020
Commercial mortgage loans, held for investment	Asset	III	$2,621,698	$2,614,562
Collateralized loan obligations	Liability	III	1,657,559	1,686,125
Mortgage note payable	Liability	III	40,623	40,623
December 31, 2019
Commercial mortgage loans, held for investment	Asset	III	$2,762,963	$2,784,650
Collateralized loan obligations	Liability	III	1,803,185	1,822,386
Mortgage note payable	Liability	III	29,167	29,167
________________________
(1) The carrying value is gross of $22.8 million and $0.9 million of allowance for credit losses as of September 30, 2020 and December 31, 2019, respectively.
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
September 30, 2020
(Unaudited)

Note 13 - Derivative Instruments
The Company uses derivative instruments primarily to manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.
As of September 30, 2020, the net premiums received on derivative instrument assets were $0.7 million.
The following derivative instruments were outstanding as of September 30, 2020 and December 31, 2019 (dollars in thousands):

		Fair Value
Contract type	Notional	Assets	Liabilities
September 30, 2020
Credit default swaps	$—	$—	$—
Interest rate swaps	17,577	—	—
Treasury note futures	—	—	—
Total	$17,577	$—	$—

December 31, 2019
Credit default swaps	$94,300	$59	$1,581
Interest rate swaps	42,546	325	—
Treasury note futures	74,000	735	—
Total	$210,846	$1,119	$1,581
The following table indicates the net realized and unrealized losses on derivatives, by primary underlying risk exposure, as included in loss on derivative instruments in the consolidated statements of operations for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss	Unrealized (Gain)/Loss	Realized (Gain)/Loss
Credit default swaps	$101	$206	$(433)	$269
Interest rate swaps	(4,411)	4,516	323	7,462
Treasury note futures	—	—	735	5,284
Options	—	—	—	35
Total	$(4,310)	$4,722	$625	$13,050

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss	Unrealized (Gain)/Loss	Realized (Gain)/Loss
Credit default swaps	$(172)	$159	$132	$1,537
Interest rate swaps	(1,608)	1,248	(543)	1,477
Treasury note futures	(2,608)	3,669	(907)	4,909
Options	—	112	—	349
Total	$(4,388)	$5,188	$(1,318)	$8,272

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

Note 14 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's derivative instruments and repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of September 30, 2020 and December 31, 2019 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral (1)	Net Amount
September 30, 2020
Derivative instruments, at fair value	$—	$—	$—	$—	$—	$—
December 31, 2019
Derivative instruments, at fair value	$1,119	$—	$1,119	$—	$10,895	$—

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral (1)	Net Amount
September 30, 2020
Repurchase agreements - commercial mortgage loans	$184,243	$—	$184,243	$406,690	$5,199	$—
Repurchase agreements - real estate securities	177,545	—	177,545	240,689	148	—
Derivative instruments, at fair value	—	—	—	—	724	—
December 31, 2019
Repurchase agreements - commercial mortgage loans	$252,543	$—	$252,543	$394,229	$5,011	$—
Repurchase agreements - real estate securities	394,359	—	394,359	454,813	1,657	—
Derivative instruments, at fair value	1,581	—	1,581	—	3,679	—
________________________
(1) These cash collateral amounts are recorded within the Restricted cash balance on the consolidated balance sheets.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited)

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
The following table represents the Company's operations by segment for the three and nine months ended September 30, 2020 and September 30, 2019 (dollars in thousands):

Three Months Ended September 30, 2020	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$44,414	$39,944	$3,996	$474	$—
Revenue from real estate owned	1,017	—	—	—	1,017
Interest expense	15,113	10,194	3,393	494	1,032
Net income/(loss)	21,497	25,158	(3,797)	(162)	298
Total assets as of September 30, 2020	3,110,968	2,791,762	170,720	66,750	81,736
Three Months Ended September 30, 2019
Interest income	$50,445	$47,068	$1,791	$1,586	$—
Revenue from real estate owned	1,064	—	—	—	1,064
Interest expense	22,160	20,108	1,466	586	—
Net income/(loss)	25,913	17,734	325	7,854	—
Total assets as of December 31, 2019	3,540,620	2,964,233	388,170	131,193	57,024

Nine Months Ended September 30, 2020	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$135,509	$123,284	$9,870	$2,355	$—
Revenue from real estate owned	3,474	—	—	—	3,474
Interest expense	54,740	43,735	7,670	1,735	1,600
Net income/(loss)	21,911	40,273	(7,947)	(8,290)	(2,125)
Total assets as of September 30, 2020	3,110,968	2,791,762	170,720	66,750	81,736
Nine Months Ended September 30, 2019
Interest income	$145,181	$136,451	$3,332	$5,398	$—
Revenue from real estate owned	1,064	—	—	—	1,064
Interest expense	68,395	63,411	2,714	2,270	—
Net income/(loss)	60,329	44,963	618	14,748	—
Total assets as of December 31, 2019	3,540,620	2,964,233	388,170	131,193	57,024
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
September 30, 2020
(Unaudited)

Note 16 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q.
Determination of Net Asset Value per Share
On November 2, 2020, the Company’s board of directors, on the recommendation of the Audit Committee of the board, unanimously determined an estimated NAV per share of the Company’s common stock of $17.88 as of September 30, 2020. The estimated NAV per share is based upon the estimated value of the Company’s assets less the Company’s liabilities as of September 30, 2020. The valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013. Independent third-party valuation firms were engaged to value the Company’s investment portfolio, including the loan portfolio, the securities portfolio and the real estate owned portfolio, and provided a range of estimated valuations for these assets. The Advisor proposed the estimated NAV per share based on the midpoint of these valuation ranges.
As a result of the approval by the board of directors of the estimated NAV per share as of September 30, 2020, and pursuant to the terms of the DRIP and SRP, the Company (i) will offer shares pursuant to the DRIP at a purchase price of $17.53, representing the lower of the company’s GAAP book value per share of common stock and the estimated per share NAV, beginning with fourth quarter 2020 distributions which are reinvested in January 2021; and (ii) will also repurchase shares pursuant to the SRP at a repurchase price of $17.53, subject to discounts in certain circumstances and subject to the terms and conditions of the SRP. These prices are subject to change upon future changes to the Company’s estimated NAV per share and GAAP book value per share in accordance with the terms of the DRIP and SRP.

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q may include, but are not limited to, statements as to:

•	our business and investment strategy;

•	our ability to make investments in a timely manner or on acceptable terms;

•	the impact of the COVID-19 pandemic;

•	current credit market conditions and our ability to obtain long-term financing for our investments in a timely manner and on terms that are consistent with what we project when we invest;

•	the effect of general market, real estate market, economic and political conditions, including the recent economic slowdown and dislocation in the global credit markets;

•	our ability to make scheduled payments on our debt obligations;

•	our ability to generate sufficient cash flows to make distributions to our stockholders;

•	our ability to generate sufficient debt and equity capital to fund additional investments;

•	our ability to refinance our existing financing arrangements;

•	the degree and nature of our competition;

•	the availability of qualified personnel;

•	the requirement for us to register as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"); and

•	our ability to maintain our qualification as a real estate investment trust ("REIT"); and

•	other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K/A for the year ended December 31, 2019 and this Quarterly Report on Form 10-Q.
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
Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the continuing adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, operating results and cash flows of the Company, its borrowers, the real estate market, the global economy and the financial markets. The extent to which the COVID-19 pandemic continues to impact us and our borrowers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, including any resurgences, the speed and effectiveness of vaccine and treatment developments and the direct and indirect economic effects of the pandemic and containment measures, among others.
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
The COVID-19 pandemic has had and is continuing to have a material impact on our operations:
Impact on Operating Results. With respect to our operating results in the nine months ended September 30, 2020, the COVID-19 pandemic drove a significant increase in our allowance for credit loss provision on our loan portfolio and an increase in the realized loss on our securities portfolio. Specifically, for the nine months ended September 30, 2020, we experienced an increase in our provision for anticipated credit losses on our loan portfolio by approximately $14.9 million, primarily driven by the decline in the overall economic outlook as a result of the COVID-19 pandemic. During the three months ended September 30, 2020 we experienced a decrease in our provision for anticipated credit losses of $3.5 million, primarily driven by the relative stabilization of market conditions beginning in the third quarter of 2020. Additionally, we had realized losses of $10.1 million on our real estate securities portfolio during the nine months ended September 30, 2020. This was a result of deterioration in the broader capital markets and uncertainty due to COVID-19 and its expected impact on values of properties underlying our real-estate debt assets. Due primarily to changes in market conditions associated with the COVID-19 pandemic, the weighted average risk rating of our loan portfolio increased from 2.1 as of December 31, 2019 to 2.2 as of September 30, 2020, and the amortized cost basis of our loans past due increased by $12.5 million to $69.6 million over this period. Additionally, we have had minimal conduit loan activity since the onset of the pandemic and expect little conduit loan activity in the near term.
In the second and third quarters, we made limited modifications to certain loans to assist borrowers during the COVID-19 pandemic, but none of these modifications qualify as troubled debt restructurings ("TDRs").

Impact on Liquidity. During the nine months ended September 30, 2020, there were significant disruptions in the financial markets that impacted our real estate securities portfolio. This resulted in decreases in market value for these assets due to volatility and lack of liquidity. During the second quarter, we received margin calls from certain of our lenders due to the decline in pricing, which we satisfied through the contribution of additional cash, thereby reducing our liquidity position and substantially reducing our levered returns on this portfolio of assets. In addition, many of our lenders have reduced the advance rates on our repurchase agreements, which has further adversely impacted our liquidity and reduced anticipated returns. Although the markets for these assets stabilized beginning in the second quarter of 2020, if they were to suffer similar disruptions as a result of the ongoing economic impacts of COVID-19 or otherwise, we could receive additional margin calls which would strain our liquidity. As of September 30, 2020 the Company has significantly reduced its real estate securities portfolio, further reducing mark to market exposure and the associated liquidity risk from counterparty margin calls on real estate securities repurchase agreements compared to prior quarters. In addition, the financial market dislocations created by the COVID-19 pandemic have currently made financing through CDO or CLO securitizations more difficult.
The extent to which the COVID-19 pandemic impacts our future operating results and liquidity will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, including any resurgences, and the direct and indirect economic effects of the pandemic and containment measures. The inability of our borrowers to meet their loan obligations and/or borrowers filing for bankruptcy protection would reduce our cash flows, which would impact our ability to pay dividends to our stockholders. As a result of the adverse effects of the COVID-19 pandemic, starting the second quarter of 2020 our board of directors reduced the amount of our regular common stock dividend. The board may reduce or eliminate the dividend in the future in the event of further economic deterioration or dislocations in the capital markets. For further discussion of the potential impacts from the COVID-19 pandemic on our business, financial condition, results of operations, liquidity and our ability to make distributions to our stockholders, refer to “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.
Estimated Per Share NAV
On November 2, 2020, our board of directors, upon the recommendation of the Audit Committee of the board, unanimously approved and established the estimated net asset value ("NAV") per share of the Company’s common stock proposed by the Advisor of $17.88. The estimated per share NAV was based upon the estimated value of the Company’s assets less the Company’s liabilities as of September 30, 2020 (the “Valuation Date”). The valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013, including the use of independent third-party valuation firms to estimate the fair value of our loan portfolio, securities portfolio and real estate owned portfolio.
These valuation firms estimated the value of our loan portfolio using customary valuation methods, including a discounted cash flow analysis with respect to our loan portfolio, available market pricing information with respect to our securities portfolio, and real estate appraisals with respect to our real estate owned portfolio. Based on these methodologies these firms determined a range of estimated valuations. To estimate the Company’s NAV, the Advisor added the amounts of cash and other tangible assets reflected on our balance sheet (as computed in accordance with GAAP) and subtracted our liabilities as reflected on our balance sheet (computed in accordance with GAAP). Based on this the Advisor estimated that the Company’s NAV as of September 30, 2020 is $17.88 which is the midpoint of the valuation range of $17.14 to $18.62.
The Advisor recommended our board of directors approve the estimated per share NAV of $17.88. As with any methodology used to estimate value, the methodologies employed to estimate the NAV were based upon a number of estimates and assumptions that may not be accurate or complete. If different judgments, assumptions or opinions were used, a different estimate would likely result.
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
The estimated per share NAV was determined at a moment in time and as of the Valuation Date and the values of our assets and liabilities will change over time as a result of changes relating to the individual loans in our portfolio as well as changes and developments in the real estate and capital markets generally, including changes in interest rates. For example, material adverse developments in the real estate or credit markets related to the COVID-19 pandemic after September 30, 2020 would have a significant impact on our estimated per share NAV. Therefore, stockholders should not rely on the estimated per share NAV in making a decision to buy or sell shares of our common stock.

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
Portfolio
As of September 30, 2020 and December 31, 2019, our portfolio consisted of 124 and 122 commercial mortgage loans, respectively, excluding commercial mortgage loans accounted for under the fair value option. The commercial mortgage loans held for investment as of September 30, 2020 and December 31, 2019 had a total carrying value, net of allowance for credit losses, of $2,598.9 million and $2,762.0 million, respectively. As of September 30, 2020 and December 31, 2019, our total commercial mortgage loans, held-for-sale, measured at fair value comprised of 1 loan with total fair value of $0.1 million and 7 loans with total fair value of $112.6 million, respectively. As of September 30, 2020 and December 31, 2019, our real estate securities, available-for-sale, at fair value were comprised of 9 CMBS investments with total fair value of $169.8 million and 21 CMBS investments with total fair value of $386.3 million, respectively. As of September 30, 2020 and December 31, 2019, our other real estate investments, measured at fair value, were comprised of one investment with a total fair value of $2.5 million and $2.6 million, respectively. As of September 30, 2020, our real estate owned portfolio comprised of 3 investments with a carrying value of $58.1 million. As of December 31, 2019, our real estate owned portfolio was comprised of 2 investments with a carrying value of $35.3 million.
For our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, we currently estimate loss rates based on historical realized losses experienced in the industry and take into account current collateral and economic conditions affecting the probability or severity of losses when establishing the allowance for credit losses. We recorded allowance for credit loss as of September 30, 2020 and December 31, 2019 in the amount of $22.8 million and $0.9 million, respectively.
During the three months ended September 30, 2020 the Company sold a real estate owned investment for a realized gain of $1.4 million within the consolidated statements of operations. During three months ended March 31 2020, the Company wrote off this commercial mortgage loan, held for investment, with a carrying value of $14.4 million in exchange for the possession of a real estate owned investment at a fair value of $14.0 million at the time of the transfer. The transfer occurred when we took possession of the property by completing a foreclosure transaction which resulted in a $0.4 million loss at the time of transfer.
As of September 30, 2020, the Company reached an agreement with a borrower to take possession of certain collateral. At the time of transfer, the carrying value of the commercial mortgage loan, held for investment was $21.1 million, which was exchanged for possession of the REO asset at a purchase price of $21.4 million.
As of September 30, 2020, we had 2 loans with unpaid contractual principal balance for a total carrying value of $69.6 million that had interest past due for greater than 90 days. We did not take any asset specific reserves for these loans. As of December 31, 2019, we had one loan with unpaid contractual principal balance and carrying value of $57.1 million that had interest past due for greater than 90 days.
As of September 30, 2020 and December 31, 2019, our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, had a weighted average coupon of 5.5% and 5.6%, and a weighted average remaining life of 1.6 years and 1.8 years, respectively. As of September 30, 2020 and December 31, 2019, our CMBS investments had a weighted average coupon of 2.2% and 3.7%, and a remaining life of 13.1 years and 15.8 years, respectively.
For the three and nine months ended September 30, 2020 our real estate securities, available for sale, measured at fair value had an unrecognized unrealized gain/(loss) of $18.7 million and $(8.6) million, respectively, included within the consolidated statements of comprehensive income. The overall deterioration in fair value of real estate securities as of September 30, 2020 can be attributed mainly to the significant market down-turn and volatility, particularly in the CMBS markets, in March and April 2020, as a result of high unemployment and credit uncertainties related to the outbreak of COVID-19, offset to some degree by the relative stabilization of CMBS markets during the third quarter.

The following charts summarize our commercial mortgage loans, held for investment, by the collateral type, geographical region and coupon rate type as of September 30, 2020 and December 31, 2019:

An investments region classification is defined according to the below map based on the location of investments secured property.

The following charts show the par value by contractual maturity year for the commercial mortgage loans held for investments in our portfolio as of September 30, 2020 and December 31, 2019:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of September 30, 2020 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 1	Industrial	$33,655	1 month LIBOR + 4.00%	4.2%	65.0%
Senior Debt 2	Mixed Use	12,882	1 month LIBOR + 5.00%	5.8%	73.3%
Senior Debt 3	Office	14,080	1 month LIBOR + 4.45%	5.5%	64.2%
Senior Debt 4	Office	10,454	1 month LIBOR + 6.00%	7.0%	74.0%
Senior Debt 5	Multifamily	37,812	1 month LIBOR + 3.35%	5.6%	76.0%
Senior Debt 6	Office	27,399	1 month LIBOR + 4.15%	5.4%	69.5%
Senior Debt 7	Multifamily	34,875	1 month LIBOR + 3.75%	5.0%	71.2%
Senior Debt 8	Hospitality	10,600	1 month LIBOR + 5.00%	6.1%	61.6%
Senior Debt 9	Hospitality	5,903	1 month LIBOR + 3.50%	4.5%	77.0%
Senior Debt 10	Hospitality	57,075	1 month LIBOR + 5.19%	6.2%	51.8%
Senior Debt 11	Multifamily	71,577	1 month LIBOR + 4.50%	5.5%	22.4%
Senior Debt 12	Hospitality	10,250	1 month LIBOR + 5.25%	6.3%	60.7%
Senior Debt 13	Hospitality	23,000	1 month LIBOR + 4.66%	5.7%	48.1%
Senior Debt 14	Multifamily	19,385	1 month LIBOR + 3.60%	4.5%	80.5%
Senior Debt 15	Office	23,726	1 month LIBOR + 5.15%	6.6%	56.4%
Senior Debt 16	Multifamily	41,950	1 month LIBOR + 3.70%	4.5%	63.7%
Senior Debt 17	Hospitality	28,272	1 month LIBOR + 4.00%	5.3%	68.0%
Senior Debt 18	Hospitality	22,700	1 month LIBOR + 4.40%	5.0%	72.7%
Senior Debt 19	Multifamily	35,578	1 month LIBOR + 3.00%	4.5%	83.6%
Senior Debt 20	Self Storage	4,120	1 month LIBOR + 4.05%	5.0%	45.5%
Senior Debt 21	Self Storage	6,496	1 month LIBOR + 4.05%	5.0%	55.8%
Senior Debt 22	Self Storage	7,606	1 month LIBOR + 4.05%	5.0%	57.6%
Senior Debt 23	Self Storage	2,400	1 month LIBOR + 4.05%	5.0%	37.6%
Senior Debt 24	Self Storage	6,310	1 month LIBOR + 5.05%	5.2%	59.1%
Senior Debt 25	Multifamily	22,775	1 month LIBOR + 3.15%	4.9%	79.7%
Senior Debt 26	Hospitality	22,355	1 month LIBOR + 3.50%	4.8%	68.8%
Senior Debt 27	Mixed Use	56,697	1 month LIBOR + 4.87%	5.3%	49.0%
Senior Debt 28	Multifamily	12,007	1 month LIBOR + 3.50%	5.3%	74.6%
Senior Debt 29	Office	21,100	1 month LIBOR + 3.75%	5.8%	70.0%
Senior Debt 30	Self Storage	6,299	1 month LIBOR + 6.00%	7.8%	58.9%
Senior Debt 31	Office	16,395	1 month LIBOR + 3.40%	5.3%	67.5%
Senior Debt 32	Retail	29,500	6.25%	6.3%	68.5%
Senior Debt 33	Self Storage	11,966	1 month LIBOR + 5.50%	7.3%	68.1%
Senior Debt 34	Multifamily	15,613	1 month LIBOR + 3.15%	5.0%	80.3%
Senior Debt 35	Multifamily	22,325	1 month LIBOR + 3.40%	5.0%	80.5%
Senior Debt 36	Multifamily	29,900	1 month LIBOR + 3.35%	5.3%	73.0%
Senior Debt 37	Multifamily	39,776	1 month LIBOR + 3.10%	5.0%	75.5%
Senior Debt 38	Self Storage	17,400	1 month LIBOR + 4.00%	5.3%	69.5%
Senior Debt 39	Multifamily	10,020	1 month LIBOR + 3.45%	5.5%	76.8%
Senior Debt 40	Land	16,400	1 month LIBOR + 6.00%	8.3%	45.7%
Senior Debt 41	Hospitality	8,573	1 month LIBOR + 4.80%	6.8%	62.5%
Senior Debt 42	Retail	12,495	1 month LIBOR + 4.75%	6.9%	53.5%
Senior Debt 43	Industrial	14,160	1 month LIBOR + 3.95%	6.0%	66.4%
Senior Debt 44	Multifamily	48,500	1 month LIBOR + 3.75%	6.2%	69.5%
Senior Debt 45	Multifamily	34,296	1 month LIBOR + 3.25%	5.3%	73.8%
Senior Debt 46	Multifamily	38,906	1 month LIBOR + 5.70%	7.5%	70.7%
Senior Debt 47	Office	7,200	1 month LIBOR + 3.90%	6.0%	67.6%
Senior Debt 48	Manufactured Housing	8,893	1 month LIBOR + 4.40%	6.5%	60.3%
Senior Debt 49	Hospitality	14,000	1 month LIBOR + 3.94%	6.2%	44.8%
Senior Debt 50	Retail	14,250	1 month LIBOR + 3.95%	6.5%	61.2%
Senior Debt 51	Hospitality	21,000	1 month LIBOR + 4.14%	6.6%	56.0%
Senior Debt 52	Multifamily	24,244	1 month LIBOR + 3.10%	5.4%	73.1%
Senior Debt 53	Multifamily	37,643	1 month LIBOR + 3.10%	5.4%	73.4%
Senior Debt 54	Retail	13,400	1 month LIBOR + 4.00%	6.1%	84.0%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 55	Office	42,631	1 month LIBOR + 3.50%	5.8%	71.0%
Senior Debt 56	Retail	8,500	1 month LIBOR + 5.00%	7.2%	51.6%
Senior Debt 57	Hospitality	10,580	1 month LIBOR + 4.50%	6.8%	68.7%
Senior Debt 58	Multifamily	18,100	1 month LIBOR + 3.40%	5.4%	76.4%
Senior Debt 59	Multifamily	28,250	1 month LIBOR + 3.40%	5.4%	77.2%
Senior Debt 60	Hospitality	19,900	1 month LIBOR + 4.15%	6.5%	61.8%
Senior Debt 61	Multifamily	18,656	1 month LIBOR + 3.10%	5.5%	67.4%
Senior Debt 62	Office	27,783	1 month LIBOR + 3.77%	6.0%	68.2%
Senior Debt 63	Hospitality	20,930	1 month LIBOR + 3.75%	6.1%	62.6%
Senior Debt 64	Hospitality	15,500	1 month LIBOR + 4.00%	6.5%	56.4%
Senior Debt 65	Hospitality	5,250	1 month LIBOR + 4.25%	6.5%	47.7%
Senior Debt 66	Hospitality	12,750	1 month LIBOR + 4.45%	6.9%	62.9%
Senior Debt 67	Hospitality	9,000	1 month LIBOR + 4.50%	6.9%	64.0%
Senior Debt 68	Retail	9,400	1 month LIBOR + 4.20%	6.3%	77.1%
Senior Debt 69	Manufactured Housing	12,200	1 month LIBOR + 3.65%	5.9%	48.4%
Senior Debt 70	Manufactured Housing	24,100	1 month LIBOR + 3.65%	5.9%	53.8%
Senior Debt 71	Multifamily	23,149	1 month LIBOR + 2.65%	4.8%	75.8%
Senior Debt 72	Office	29,750	1 month LIBOR + 3.35%	5.4%	54.3%
Senior Debt 73	Hospitality	34,591	1 month LIBOR + 3.99%	5.7%	31.0%
Senior Debt 74	Multifamily	12,708	1 month LIBOR + 2.65%	4.5%	71.6%
Senior Debt 75	Multifamily	36,162	1 month LIBOR + 2.75%	4.5%	79.3%
Senior Debt 76	Industrial	53,000	1 month LIBOR + 3.75%	5.5%	59.7%
Senior Debt 77	Office	21,825	1 month LIBOR + 3.50%	5.4%	70.9%
Senior Debt 78	Hospitality	7,100	1 month LIBOR + 4.00%	5.8%	70.3%
Senior Debt 79	Industrial	22,230	1 month LIBOR + 3.55%	5.3%	69.7%
Senior Debt 80	Multifamily	20,061	1 month LIBOR + 2.75%	4.3%	71.7%
Senior Debt 81	Multifamily	26,815	1 month LIBOR + 3.15%	5.0%	71.6%
Senior Debt 82	Multifamily	25,767	1 month LIBOR + 2.70%	2.9%	76.0%
Senior Debt 83	Multifamily	7,150	1 month LIBOR + 4.75%	5.8%	75.3%
Senior Debt 84	Multifamily	25,000	1 month LIBOR + 3.00%	4.5%	75.5%
Senior Debt 85	Multifamily	9,058	1 month LIBOR + 2.80%	4.5%	69.2%
Senior Debt 86	Office	26,000	1 month LIBOR + 5.18%	6.9%	64.9%
Senior Debt 87	Multifamily	13,509	1 month LIBOR + 3.10%	4.5%	63.7%
Senior Debt 88	Multifamily	35,100	1 month LIBOR + 1.99%	3.6%	70.2%
Senior Debt 89	Office	35,387	1 month LIBOR + 3.70%	5.0%	65.7%
Senior Debt 90	Industrial	25,350	1 month LIBOR + 3.50%	5.2%	58.1%
Senior Debt 91	Multifamily	11,800	1 month LIBOR + 3.15%	4.8%	72.4%
Senior Debt 92	Office	27,462	1 month LIBOR + 2.70%	2.9%	71.4%
Senior Debt 93	Multifamily	75,100	1 month LIBOR + 4.35%	6.0%	64.7%
Senior Debt 94	Manufactured Housing	1,392	5.50%	5.5%	62.8%
Senior Debt 95	Industrial	14,650	1 month LIBOR + 6.00%	6.8%	59.9%
Senior Debt 96	Multifamily	7,171	1 month LIBOR + 4.75%	5.8%	62.6%
Senior Debt 97	Multifamily	6,482	1 month LIBOR + 4.90%	5.7%	53.2%
Senior Debt 98	Multifamily	46,000	1 month LIBOR + 4.75%	5.8%	69.4%
Senior Debt 99	Multifamily	5,550	1 month LIBOR + 6.87%	7.9%	75.0%
Senior Debt 100	Industrial	16,400	1 month LIBOR + 6.25%	6.4%	61.0%
Senior Debt 101	Multifamily	14,292	1 month LIBOR + 4.75%	5.5%	65.3%
Senior Debt 102	Multifamily	23,475	1 month LIBOR + 4.65%	4.8%	52.7%
Senior Debt 103	Multifamily	4,300	1 month LIBOR + 5.50%	5.7%	87.4%
Senior Debt 104	Manufactured Housing	7,680	1 month LIBOR + 4.50%	4.7%	66.7%
Senior Debt 105	Office	30,465	1 month LIBOR + 5.15%	5.3%	67.0%
Senior Debt 106	Multifamily	3,140	1 month LIBOR + 6.25%	6.4%	73.5%
Senior Debt 107	Industrial	18,390	1 month LIBOR + 4.60%	4.8%	20.7%
Senior Debt 108	Multifamily	—	1 month LIBOR + 5.25%	5.4%	—%
Senior Debt 109	Hospitality	27,000	1 month LIBOR + 6.50%	6.7%	62.7%
Senior Debt 110	Multifamily	2,465	1 month LIBOR + 5.75%	5.9%	66.6%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 111	Multifamily	50,000	1 month LIBOR + 6.69%	6.8%	80.0%
Senior Debt 112	Self Storage	29,895	1 month LIBOR + 5.00%	5.2%	58.8%
Senior Debt 113	Multifamily	11,100	1 month LIBOR + 4.75%	4.9%	70.0%
Senior Debt 114	Manufactured Housing	3,400	1 month LIBOR + 5.00%	5.2%	58.6%
Senior Debt 115	Multifamily	27,550	1 month LIBOR + 5.75%	5.9%	69.8%
Senior Debt 116	Multifamily	76,000	1 month LIBOR + 4.10%	4.3%	67.9%
Senior Debt 117	Multifamily	58,000	1 month LIBOR + 5.25%	5.4%	74.7%
Senior Debt 118	Manufactured Housing	5,020	1 month LIBOR + 5.25%	5.4%	65.9%
Senior Debt 119	Hospitality	17,401	5.75%	5.8%	52.9%
Senior Debt 120	Industrial	23,625	4.70%	4.7%	74.1%
Mezzanine Loan 1	Multifamily	3,480	9.50%	9.5%	84.3%
Mezzanine Loan 2	Retail	3,500	10.00%	10.0%	59.7%
Mezzanine Loan 3	Multifamily	6,500	1 month LIBOR + 10.25%	10.4%	90.4%
Mezzanine Loan 4	Multifamily	1,000	11.00%	11.0%	68.9%
		$2,629,120		5.5%	65.3%
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
The following table shows selected data from our commercial mortgage loans, held-for-sale, measured at fair value as of September 30, 2020 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate	Effective Yield	Loan to Value (1)
TRS Mezzanine Loan 1	Multifamily	$100	1 month LIBOR + 14.00%	15.0%	76.4%
		$100		15.0%	76.4%
________________________
(1) Loan to value percentage is from metrics at origination.
The following table shows selected data from our real estate securities, available for sale, measured at fair value as of September 30, 2020 (dollars in thousands):

Type	Par Value	Interest Rate	Effective Yield
CMBS 1	$13,250	1 month LIBOR + 2.95%	3.1%
CMBS 2	10,800	1 month LIBOR + 2.10%	2.3%
CMBS 3	40,000	1 month LIBOR + 2.35%	2.5%
CMBS 4	8,000	1 month LIBOR + 1.85%	2.0%
CMBS 5	24,000	1 month LIBOR + 2.00%	2.2%
CMBS 6	12,000	1 month LIBOR + 2.15%	2.3%
CMBS 7	20,000	1 month LIBOR + 1.33%	1.5%
CMBS 8	25,000	1 month LIBOR + 1.63%	1.8%
CMBS 9	25,665	1 month LIBOR + 2.15%	2.3%
	$178,715		2.2%
The following table shows selected data from our other real estate investments, measured at fair value as of September 30, 2020 (dollars in thousands):

Loan Type	Property Type	Par Value	Preferred Return
Preferred Equity 1	Retail	$2,500	12.50%
		$2,500

The following table shows selected data from our real estate owned assets in our portfolio as of September 30, 2020 (dollars in thousands):

Type	Property Type	Carrying Value
Real Estate Owned 1	Hospitality	$9,974
Real Estate Owned 2	Office	26,709
Real Estate Owned 3	Hospitality	21,411
		$58,094
Results of Operations
Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019
We conduct our business through the following segments:

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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2020 and September 30, 2019 (dollars in thousands):

	Three Months Ended September 30,
	2020			2019
	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)
Interest-earning assets:
Real estate debt	$2,500,671	$39,944	6.4%	$2,546,713	$47,068	7.4%
Real estate conduit	44,907	474	4.2%	122,576	1,586	5.2%
Real estate securities	373,529	3,996	4.3%	169,281	1,791	4.2%
Total	$2,919,107	$44,414	6.1%	$2,838,570	$50,445	7.1%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$197,633	$2,537	5.1%	$132,126	$2,726	8.3%
Other financing and loan participation - commercial mortgage loans	21,348	328	6.1%	—	—	—%
Repurchase Agreements - real estate securities	316,230	4,913	6.2%	181,198	1,467	3.2%
Collateralized loan obligations	1,683,626	7,335	1.7%	1,861,036	17,967	3.9%
Total	$2,218,837	$15,113	2.7%	$2,174,360	$22,160	4.1%
Net interest income/spread		$29,301	3.4%		$28,285	3.0%
Average leverage % (5)	76.0%			76.6%
Weighted average levered yield (6)			16.7%			17.0%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the three months ended September 30, 2020 and September 30, 2019, respectively.
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
Interest income
Interest income for the three months ended September 30, 2020 and September 30, 2019 totaled $44.4 million and $50.4 million, respectively. As of September 30, 2020, our portfolio consisted of 124 commercial mortgage loans, held for investment, 1 commercial mortgage loan, held-for-sale, measured at fair value, 9 investments in CMBS and one other real estate investment, measured at fair value. The decrease in interest income was primarily due to a decrease in the 1 Month LIBOR, the benchmark index for our loans.
Interest expense
Interest expense for the three months ended September 30, 2020 decreased to $15.1 million compared to interest expense for three months ended September 30, 2019 of $22.2 million. The decrease in interest expense was due to a decrease in the 1 Month LIBOR, the benchmark index for our financing lines.

Realized Gain/Loss on Commercial Mortgage Loans Held-for-Sale
Realized gain on commercial mortgage loans held-for-sale, measured at fair value at the TRS for the three months ended September 30, 2020 was $1.9 million compared to a realized gain of $14.2 million for the three months ended September 30, 2019. The $12.2 million decrease in realized gain was due to the fact that there had been one sale of fixed-rate commercial real estate loans into the CMBS securitization market during the three months ended September 30, 2020 compared to three CMBS securitizations during the three months ended September 30, 2019. Proceeds were $74.5 million for the three months ended September 30, 2020, compared to $360.8 million for the three months ended September 30, 2019.
Realized Gain/Loss on Real Estate Securities Available for Sale
For the three months ended September 30, 2020 our real estate securities, available for sale, measured at fair value had a realized loss of $4.4 million included within the consolidated statements of operations. The loss is attributable to 15 CMBS sales during the three months ended September 30, 2020. There had been no sales of CMBS securities during the three months ended September 30, 2019.
Unrealized Gain/Loss on Real Estate Securities Available for Sale
For the three months ended September 30, 2020 our real estate securities, available for sale, measured at fair value had an unrecognized unrealized gain of $18.7 million included within the consolidated statements of comprehensive income. The increase in fair value of real estate securities for the three months ended September 30, 2020 can be attributed mainly to the reversal of the unrealized losses on the 15 CMBS sales that occurred in the quarter in addition to recovery in CMBS markets following the significant market volatility and credit uncertainties related to the outbreak of COVID-19.
Expenses from operations
Expenses from operations for the three months ended September 30, 2020 and September 30, 2019 were made up of the following (dollars in thousands):

	Three Months Ended September 30,
	2020	2019
Asset management and subordinated performance fee	$3,749	$4,468
Administrative services expenses	3,128	4,564
Acquisition expenses	166	180
Professional fees	2,470	3,427
Real estate owned operating expenses	509	1,366
Depreciation and amortization	591	—
Other expenses	571	1,100
Total expenses from operations	$11,184	$15,105
The decrease in our expenses from operations was primarily related to asset management and subordinated performance fee and administrative service expenses during the three months ended September 30, 2020. This decrease in asset management and subordinated performance fee was attributable to the $0.8 million in incentive fees during the three months ended September 30, 2019, compared to no incentive fees paid during the three months ended September 30, 2020. The decrease in administrative services expenses, professional fees and other expenses are due to fewer conduit activities.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the nine months ended September 30, 2020 and September 30, 2019 (dollars in thousands):

	Nine Months Ended September 30,
	2020			2019
	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)
Interest-earning assets:
Real estate debt	$2,604,209	$123,284	6.3%	$2,444,681	$136,451	7.4%
Real estate conduit	63,769	2,355	4.9%	117,427	5,398	6.1%
Real estate securities	409,765	9,870	3.2%	100,048	3,332	4.4%
Total	$3,077,743	$135,509	5.9%	$2,662,156	$145,181	7.3%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$239,246	$8,538	4.8%	$275,155	$13,238	6.4%
Other financing and loan participation - commercial mortgage loans	13,396	588	5.9%	3,592	225	8.4%
Repurchase Agreements - real estate securities	356,740	11,647	4.4%	106,500	2,714	3.4%
Collateralized loan obligations	1,726,726	33,967	2.6%	1,581,313	52,218	4.4%
Total	$2,336,108	$54,740	3.1%	$1,966,560	$68,395	4.6%
Net interest income/spread		$80,769	2.8%		$76,786	2.6%
Average leverage % (5)	75.9%			73.9%
Weighted average levered yield (6)			14.5%			14.7%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the nine months ended September 30, 2020 and September 30, 2019, respectively.
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
Interest income
Interest income for the nine months ended September 30, 2020 and September 30, 2019 totaled $135.5 million and $145.2 million, respectively. As of September 30, 2020, our portfolio consisted of 124 commercial mortgage loans, held for investment, 1 commercial mortgage loans, held-for-sale, measured at fair value, 9 investments in CMBS and one other real estate investment, measured at fair value. The decrease in interest income was primarily due to a decrease in the 1 Month LIBOR, the benchmark index for our loans.
Interest expense
Interest expense for the nine months ended September 30, 2020 decreased to $54.7 million compared to interest expense for nine months ended September 30, 2019 of $68.4 million. The decrease in interest expense was due to a decrease in the 1 Month LIBOR, the benchmark index for our financing lines slightly offset by an increase of $369.5 million in the average carrying value of our interest-bearing liabilities.

Realized Gain/Loss on Commercial Mortgage Loans Held-for-Sale
Realized gain on commercial mortgage loans, held-for-sale for the nine months ended September 30, 2020 was $0.3 million on the sale of three commercial mortgage loans, held-for-sale for proceeds of $55.8 million, compared to a loss of $25.0 thousand for the nine months ended September 30, 2019 on the sale of one commercial mortgage loan, held-for-sale.
Realized gain on commercial mortgage loans held-for-sale, measured at fair value at the TRS for the nine months ended September 30, 2020 was $11.1 million, compared to a realized gain of $32.6 million for the nine months ended September 30, 2019. The $21.5 million decrease in realized gain was due to fewer sales of fixed-rate commercial real estate loans into the CMBS securitization market during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. Total proceeds were $147.6 million for the nine months ended September 30, 2020, compared to $671.6 million for the nine months ended September 30, 2019.
Realized Gain/Loss on Real Estate Securities Available for Sale
For the nine months ended September 30, 2020 our real estate securities, available for sale, measured at fair value had a realized loss of $10.1 million included within the consolidated statements of operations. The loss is attributable to 20 CMBS sales during the nine months ended September 30, 2020. There had been no sales of CMBS securities during the nine months ended September 30, 2019.
Unrealized Gain/Loss on Real Estate Securities Available for Sale
For the nine months ended September 30, 2020 our real estate securities, available for sale, measured at fair value had an unrecognized unrealized loss of $8.6 million included within the consolidated statements of comprehensive income. The deterioration in fair value of real estate securities for the nine months ended September 30, 2020 can be attributed to CMBS sales in addition to some recovery in CMBS markets following the significant market volatility and credit uncertainties related to the outbreak of COVID-19.
Expenses from operations
Expenses from operations for the nine months ended September 30, 2020 and September 30, 2019 were made up of the following (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019
Asset management and subordinated performance fee	$11,399	$11,917
Administrative services expenses	10,180	12,083
Acquisition expenses	483	698
Professional fees	8,476	8,090
Real estate owned operating expenses	3,250	1,366
Depreciation and amortization	1,765	—
Other expenses	3,213	2,832
Total expenses from operations	$38,766	$36,986
The increase in our expenses from operations was primarily related to the 3 real estate owned assets during the nine months ended September 30, 2020, compared to one real estate owned asset during the nine months ended September 30, 2019. For the nine months ended September 30, 2020, we incurred approximately $3.3 million of real estate owned operating expenses, compared to $1.4 million for the nine months ended September 30, 2019. Additionally, during the nine months ended September 30, 2020, we incurred $1.8 million of depreciation and amortization expenses related to real estate owned assets, compared to no depreciation and amortization expenses incurred during the nine months ended September 30, 2019. The decrease in administrative services expenses are due to fewer conduit activities during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.
Liquidity and Capital Resources
Our principal demands for cash will be funding our loan investments, continuing debt service obligations, distributions to our stockholders and the payment of our operating and administrative expenses.
We expect to use additional debt and equity financing as a source of capital. Our board of directors currently intends to operate at a leverage level of between one to three times book value of equity. However, our board of directors may change this target without shareholder approval. In addition, for the nine months ended September 30, 2020, we raised an additional $10.9 million through sales of common and preferred equity to institutional and individual investors. We anticipate that our debt and equity financing sources and our anticipated cash generated from operations will be adequate to fund our anticipated uses of capital.

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
As of September 30, 2020 and December 31, 2019 the notes issued by BSPRT 2018-FL3 Issuer, Ltd. and BSPRT 2018-FL3 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 34 and 41 mortgage assets having a principal balance of $501.2 million and $523.2 million, respectively (the "2018-FL3 Mortgage Assets"). The sale of the 2018-FL3 Mortgage Assets to BSPRT 2018-FL3 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of April 5, 2018, between the Company and BSPRT 2018-FL3 Issuer, Ltd.
As of September 30, 2020 and December 31, 2019 the notes issued by BSPRT 2018-FL4 Issuer, Ltd. and BSPRT 2018-FL4 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, collateralized by interests in a pool of 58 and 49 mortgage assets having a principal balance of $821.5 million and $867.9 million, respectively (the "2018-FL4 Mortgage Assets"). The sale of the 2018-FL4 Mortgage Assets to BSPRT 2018-FL4 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of October12, 2018, between the Company and BSPRT 2018-FL4 Issuer, Ltd.
As of September 30, 2020 and December 31, 2019, the notes issued by BSPRT 2019-FL5 Issuer, Ltd. and BSPRT 2019-FL5 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 52 and 48 mortgage assets having a principal balance of $744.3 million and $809.4 million respectively (the "2019-FL5 Mortgage Assets"). The sale of the 2019-FL5 Mortgage Assets to BSPRT 2019-FL5 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of May 30, 2019, between the Company and BSPRT 2019-FL5 Issuer.
Repurchase Agreements, Commercial Mortgage Loans
As of September 30, 2020, we have repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), U.S Bank National Association (the "USB Repo Facility"), Barclays Bank PLC (the "Barclays Revolver Facility" and the "Barclays Repo Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, USB Repo Facility, WF Repo Facility, Barclays Revolver Facility and Barclays Repo Facility, the "Repo Facilities").
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

The details of our Repo Facilities at September 30, 2020 and December 31, 2019 are as follows (dollars in thousands):

As of September 30, 2020
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Maturity
JPM Repo Facility (2)	$300,000	$129,697	$3,722	2.52%	1/30/2021
USB Repo Facility (3)	100,000	—	374	N/A	6/15/2021
CS Repo Facility (4)	200,000	34,546	2,602	3.19%	8/19/2021
WF Repo Facility (5)	175,000	—	801	N/A	11/21/2020
Barclays Revolver Facility (6)	100,000	20,000	257	5.00%	9/20/2021
Barclays Repo Facility (7)	300,000	—	847	N/A	3/15/2022
Total	$1,175,000	$184,243	$8,603
________________________
(1) For the nine months ended September 30, 2020. Includes amortization of deferred financing costs.
(2) On September 3, 2019, the committed financing amount was downsized from $520.0 million to $300.0 million and on October 6, 2020 the Company amended the maturity to October 6, 2022.
(3) On June 9, 2020, the Company exercised the extension option upon the satisfaction of certain conditions, and extended the term maturity to June 15, 2021.
(4) On August 28, 2020, the Company exercised the extension option upon the satisfaction of certain conditions, and extended the term maturity to August 19, 2021.
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

Other financing and loan participation - Commercial Mortgage Loans
On March 23, 2020, the Company transferred $15.2 million of its interest in a term loan to Sterling National Bank ("SNB") via a participation agreement. The Company incurred $0.14 million and $0.29 million of interest expense on SNB for the three and nine months ended September 30, 2020. As of September 30, 2020 there was an outstanding balance of $23.0 million.
Mortgage Note Payable
On October 15, 2019, the Company obtained a commercial mortgage loan for $29.2 million related to the real estate owned portfolio. As of September 30, 2020 the loan accrued interest at an annual rate of 3.85%. The Company incurred $0.3 million and $0.9 million of interest expense for this loan for the three and nine months ended September 30, 2020, respectively. Additionally, on January 6, 2020, the Company obtained a commercial mortgage loan for $11.0 million related to the real estate owned portfolio. As of September 30, 2020 the loan accrued interest at an annual rate of 9.00%. The Company incurred $0.3 million and $0.7 million of interest expense for this loan for the three and nine months ended September 30, 2020, respectively.
Unsecured Debt
On March 26, 2020, the Company and certain of its subsidiaries entered into a material amendment to an existing lending agreement with Security Benefit Life Insurance Company ("SBL"), secured by a pledge of equity interests in certain of the Company’s subsidiaries, for a total commitment of $100 million with a maturity of February 10, 2023 and a rate of one-month LIBOR + 4.5%. The amendment revised the terms of the existing SBL lending agreement, entered into in February 2020, to permit the Company to borrow under the agreement. The Company incurred $0.1 million and $0.2 million of interest expense on the lending agreement with SBL for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020 there was no outstanding balance, under the lending agreement.
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
Below is a summary of the Company's MRAs as of September 30, 2020 and December 31, 2019 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of September 30, 2020
JP Morgan Securities LLC	$17,733	$1,511	$23,128	2.02%	59
Wells Fargo Securities, LLC	—	1,057	—	N/A	N/A
Goldman Sachs International	35,275	278	50,359	2.66%	15
Barclays Capital Inc.	70,877	1,730	96,068	2.41%	34
Credit Suisse AG	—	905	—	N/A	N/A
Citigroup Global Markets, Inc.	53,660	2,216	71,134	1.95%	30
Total/Weighted Average	$177,545	$7,697	$240,689	2.29%	31

As of December 31, 2019
JP Morgan Securities LLC	$83,353	$124	$93,500	2.53%	20
Wells Fargo Securities, LLC	178,304	1,199	209,873	2.94%	11
Barclays Capital Inc.	40,720	221	47,475	2.81%	23
Citigroup Global Markets, Inc.	91,982	413	103,453	2.69%	19
Total/Weighted Average	$394,359	$1,957	$454,301	2.79%	16
________________________
(1) Includes $70.9 million and $68.5 million of CLO notes, held by the Company, which are eliminated within the real estate securities, at fair value line in the consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.

The following tables summarize our Repurchase Agreements, Commercial Mortgage Loans and our MRAs for the nine months ended September 30, 2020, 2019 and 2018, respectively:

	As of September 30, 2020
	Amount Outstanding			Average Outstanding Balance
	Q1	Q2	Q3	Q1	Q2	Q3
Repurchase Agreements, Commercial Mortgage Loans	$234,524	$226,224	$183,033	$282,282	$238,280	$197.632
Repurchase Agreements, Real Estate Securities	$496,880	$335,256	$177,541	$412,809	$351,202	$316.229
	As of September 30, 2019
	Amount Outstanding			Average Outstanding Balance
	Q1	Q2	Q3	Q1	Q2	Q3
Repurchase Agreements, Commercial Mortgage Loans	$370,889	$132,870	$111,937	$357,850	$337,970	$132,126
Repurchase Agreements, Real Estate Securities	$22,078	$85,022	$244,308	$52,711	$84,179	$181,198
	As of September 30, 2018
	Amount Outstanding			Average Outstanding Balance
	Q1	Q2	Q3	Q1	Q2	Q3
Repurchase Agreements, Commercial Mortgage Loans	$501,310	$304,975	$565,329	$313,509	$222,339	$456,636
Repurchase Agreements, Real Estate Securities	$—	$10,600	$22,272	$19,542	$3,029	$23,056

The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the nine months ended September 30, 2020, the maximum average outstanding balance was $721.0 million, of which $268.2 million was related to repurchase agreements on our commercial mortgage loans and $452.8 million for repurchase agreements on our real estate securities.
During the nine months ended September 30, 2019, the maximum average outstanding balance was $565.1 million, of which $483.2 million was related to repurchase agreements on our commercial mortgage loans and $81.9 million for repurchase agreements on our real estate securities.
During the nine months ended September 30, 2018, the maximum average outstanding balance was $560.6 million, of which $538.3 million was related to repurchase agreements on our commercial mortgage loans and $22.3 million for repurchase agreements on our real estate securities.

Private Placements
Since February 2018, we have been conducting offerings of our common stock, Series A Preferred Stock, and Series C Preferred Stock in offerings exempt from the registration requirements of the Securities Act. The following table summarizes the issuance of common stock in these offerings (dollars in thousands, except share amounts):

	Total
	Shares Issued	Proceeds
Balance, December 31, 2019	12,136,262	$201,225
January 2020	284,983	4,762
February 2020	365,051	6,100
March 2020	—	—
April 2020	—	—
May 2020	—	—
June 2020	—	—
July 2020	—	—
August 2020	—	—
September 2020	—	—
Balance, September 30, 2020	12,786,296	$212,087
As of September 30, 2020, we had no outstanding of binding purchase commitments for common stock.
The following table summarizes the sales of Series A Preferred Stock in these offerings (dollars in thousands, except share amounts):

Total
	Shares Issued	Proceeds
Balance, December 31, 2019	40,496	$202,549
January 2020	—	—
February 2020	14	70
March 2020	—	—
April 2020	—	—
May 2020	—	—
June 2020	—	—
July 2020	—	—
August 2020	—	—
September 2020	—	—
Balance, September 30, 2020	40,510	$202,619
As of September 30, 2020, we had no outstanding of binding purchase commitments for Series A Preferred Stock.

The following table summarizes the sales of Series C Preferred Stock in these offerings (dollars in thousands, except share amounts):

Total
	Shares Issued	Proceeds
Balance, December 31, 2019	1,400	$7,000
January 2020	—	—
February 2020	—	—
March 2020	—	—
April 2020	—	—
May 2020	—	—
June 2020	—	—
July 2020	—	—
August 2020	—	—
September 2020	—	—
Balance, September 31, 2020	1,400	$7,000
As of September 30, 2020, we had no outstanding of binding purchase commitments for Series C Preferred Stock.
The following tables present the activity in the Company's Series A Preferred Stock for the periods ended September 30, 2020 and September 30, 2019, respectively (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2019	40,500	$202,144
Issuance of Preferred Stock	14	70
Dividends paid in Preferred Stock	1	4
Offering Costs	—	(9)
Amortization of offering costs	—	71
Ending Balance, September 30, 2020	40,515	$202,280

	Shares	Amount
Balance, December 31, 2018	29,249	$145,786
Issuance of Preferred Stock	9,249	46,245
Dividends paid in Preferred Stock	3	18
Amortization of offering costs	—	76
Ending Balance, September 30, 2019	38,501	$192,125
The following table presents the activity in the Company's Series C Preferred Stock for the period ended September 30, 2020. For the period ended September 30, 2019, the Company's Series C Preferred Stock did not have any activity (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2019	1,400	$6,966
Issuance of Preferred Stock, net of offering cost	—	—
Dividends paid in Preferred Stock	—	—
Offering Costs		(11)
Amortization of offering costs	—	6
Ending Balance, September 30, 2020	1,400	$6,961

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
In April 2020, the Company’s Board of Directors unanimously approved a transition in the timing of its dividend payments, if any, to holders of the Company’s common stock from a monthly payment with daily accruals to a quarterly accrual and payment basis. Similarly, the Company began paying accrued and unpaid dividends on Preferred Stock on a quarterly basis.
In September 2020 the Company’s board of directors declared the following third quarter 2020 dividends: (i) a quarterly cash dividend of $0.275 per common share (equivalent to $1.10 per annum) which was paid in October 2020 to holders of record on September 30, 2020, and (ii) a quarterly cash dividend per share of Preferred Stock equivalent to the amount of distributions that would have been paid upon a conversion of such share of Preferred Stock into common stock, which was paid in October 2020 to holders of record on September 30, 2020.
The below table shows the distributions paid on shares outstanding of common stock during the nine months ended September 30, 2020 and September 30, 2019 (dollars in thousands):

Nine Months Ended September 30, 2020
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2020	$4,154	$1,211
February 5, 2020	4,177	1,210
March 2, 2020	3,919	1,130
April 1, 2020	5,413	—
May 1, 2020	—	—
June 1, 2020	—	—
July 1, 2020	9,463	2,679
August 1, 2020	—	—
September 1, 2020	—	—
Total	$27,126	$6,230

Nine Months Ended September 30, 2019
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 4, 2019	$3,576	$1,171
February 1, 2019	3,657	1,168
March 1, 2019	3,333	1,053
April 1, 2019	3,749	1,167
May 1, 2019	3,678	1,143
June 3, 2019	3,870	1,182
July 2, 2019	3,796	1,141
August 1, 2019	4,033	1,181
September 2, 2019	4,051	1,181
Total	$33,743	$10,387

The following table shows the sources for the payment of distributions to common stockholders for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Distributions:
Distributions paid in Cash	$9,463		$11,880		$27,126		$33,743
Distributions Reinvested	2,679		3,503		6,230		10,387
Total Distributions	$12,142		$15,383		$33,356		$44,130
Source of Distribution Coverage:
Net Income	$9,463	77.9%	$11,880	77.2%	$10,466	31.4%	$33,743	76.5%
Available Cash on hand	—	—%	—	—%	16,660	49.9%	—	—%
Common Stock Issued Under DRIP	2,679	22.1%	3,503	22.8%	6,230	18.7%	10,387	23.5%
Total Sources of Distributions	$12,142	100.0%	$15,383	100.0%	$33,356	100.0%	$44,130	100.0%
Net Income applicable to common stock (GAAP)	$16,739		$20,460		$10,466		$48,409
Cash Flows
Cash Flows for the Nine Months Ended September 30, 2020
Net cash provided by operating activities for the nine months ended September 30, 2020 was $195.4 million. Cash inflows were primarily driven by net proceeds from originations of and proceeds from sales of commercial mortgage loans, measured at fair value for $148.4 million and net interest proceeds related to interest income and interest expense for $88.5 million. Inflows were partially offset by the payment of $37.0 million of operating expenses.
Net cash provided by investing activities for the nine months ended September 30, 2020 was $237.9 million. Cash inflows were primarily driven by proceeds from principal repayments of $880.1 million received on commercial mortgage loans and proceeds from the sale of real estate securities of $346.2 million. Inflows were partially offset by the origination and acquisition of $851.5 million of commercial mortgage loans and the purchase of real estate securities of $148.6 million.
Net cash used in financing activities for the nine months ended September 30, 2020 was $437.9 million. Cash outflows were primarily driven by net repayment on our Repo Facilities, CMBS MRAs, and CLOs of $68.3 million, $216.8 million and $150.8 million respectively. Additionally, $36.7 million was used in cash distributions to stockholders and $10.3 million was used for stock repurchases. Outflows were partially offset by proceeds from issuances of common stock for $10.9 million and borrowing on the other financing and loan participation and the mortgage note payable for $34.5 million.
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
Net cash provided by financing activities for the nine months ended September 30, 2019 was $506.1 million. Cash inflows were primarily driven by proceeds from the borrowings under collateralized loan obligations of $639.9 million and proceeds from net borrowings on our CMBS MRAs of $199.8 million. Inflows were partially offset by the payment of $44.4 million in cash distributions to stockholders and $13.8 million of stock repurchases and repayments on CLOs of $333.7 million.
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

Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of September 30, 2020 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$79,694	$173,422	$5,450	$—	$258,566
Maturities of lease liabilities for operating lease	511	857	448	39,438	41,254
Repurchase agreements - commercial mortgage loans	184,243	—	—	—	184,243
Repurchase agreements - real estate securities	177,545	—	—	—	177,545
CLOs (2)	—	—	—	1,671,579	1,671,579
Mortgage Note Payable	—	11,456	—	29,167	40,623
Total	441,993	185,735	5,898	1,740,184	2,373,810
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $267.1 million and $261.4 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of September 30, 2020 and December 31, 2019.
Related Party Arrangements
Benefit Street Partners L.L.C.
Amended Advisory Agreement
Refer to “Note 11 - Related Party Transactions and Arrangements” for a summary of the Company’s Advisory Agreement with the Advisor and amounts paid to the Advisor pursuant to the Advisory Agreement for the three and nine months ended September 30, 2020 and 2019.
Loan Acquisitions
On February 22, 2018, the Company purchased commercial mortgage loans from an entity that is an affiliate of our Advisor, for an aggregate purchase price of $27.8 million. The purchase of the commercial mortgage loans and the $27.8 million purchase price were approved by the Company’s board of directors. On April 18, 2018, the Company sold $23.3 million of these commercial mortgage loans into a CMBS securitization. The remaining $4.5 million of these commercial mortgage loans, recorded as held for investment, were fully paid down during the nine months ended September 30, 2020.
Lending Agreement with Stockholder
On March 26, 2020, the Company and certain of its subsidiaries entered into a material amendment to an existing lending agreement with SBL, an entity that also holds 14,950 of the Company’s outstanding shares of Series A Preferred Stock, secured by a pledge of equity interests in certain of the Company’s subsidiaries, for a total commitment of $100.0 million with a maturity of February 10, 2023 and a rate of one-month LIBOR + 4.5%. The amendment revised the terms of the existing SBL lending agreement, entered into in February 2020, to permit the Company to borrow under the agreement. The Company incurred $0.1 million and $0.2 million of interest expense on the lending agreement with SBL for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020 there was an outstanding balance of $0.0 million, under the lending agreement.
Off Balance Sheet Arrangements
We currently have no off balance sheet arrangements as of September 30, 2020 and through the date of the filing of this Form 10-Q.

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

The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the three and nine months ended September 30, 2020 and September 30, 2019 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Funds From Operations:
Net income/(loss)	$21,497	$25,913	$21,911	$60,329
Impairment losses on real estate owned assets	—	—	398	—
Depreciation and amortization	591	—	1,765	—
Funds from operations	$22,088	$25,913	$24,074	$60,329
Modified Funds From Operations:
Funds from operations	$22,088	$25,913	$24,074	$60,329
Amortization of premiums, discounts and fees on investments, net	(2,825)	(1,571)	(4,535)	(4,756)
Acquisition fees and acquisition expenses	166	180	483	698
Unrealized (gain)/loss on financial instruments	(4,579)	(4,549)	738	(1,711)
Increase/(decrease) in provision for credit losses	(3,710)	(245)	14,929	2,823
Modified funds from operations (1)	$11,140	$19,728	$35,689	$57,383
________________________
(1) Modified funds from operations for the nine months ended September 30, 2020 includes a non-cash charge of $4.5 million related to the call of BSPRT 2017 - FL2 CLO on January 15, 2020. Excluding the non-cash charge modified funds from operations would be $40.1 million. For three months ended September 30, 2020 there was no such non-cash adjustment. Modified funds from operations for the nine months ended September 30, 2019 includes a non-cash charge of $4.5 million related to the call of BSPRT 2017 - FL1 CLO on April 15, 2019. Excluding the non-cash charge modified funds from operations would be $61.9 million for the nine months ended September 30, 2019. For three months ended September 30, 2019 there was no such non-cash adjustment.
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
As of September 30, 2020 and December 31, 2019, our portfolio included 127 and 135 variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity.
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

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	September 30, 2020	December 31, 2019
(-) 25 Basis Points	1.87%	3.22%
Base Interest Rate	—%	—%
(+) 50 Basis Points	(6.17)%	(2.20)%
(+) 100 Basis Points	(11.39)%	(0.26)%
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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
The Company is not presently involved in any material litigation arising outside the ordinary course of business. However, the Company is involved in routine litigation arising in the ordinary course of business, none of which the Company believes, individually or in the aggregate, will have a material impact on the Company’s financial condition, operating results or cash flows.
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

The extent to which the COVID-19 pandemic impacts our or our borrowers’ operations will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, including any resurgences, the speed and effectiveness of vaccine and treatment developments and the direct and indirect economic effects of the pandemic and containment measures. The inability of our borrowers to meet their loan obligations and/or borrowers filing for bankruptcy protection would reduce our cash flows, which would impact our ability to pay dividends to our stockholders. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Moreover, many risk factors set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2019 should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Share repurchase activity under the SRP during nine months ended September 30, 2020 was as follows:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2019	5,878	3,542,267	$20.23
January 1 - January 31, 2020 (1)	1,170	373,135	18.56
February 1 - February 28, 2020	—	—	N/A
March 1 - March 31, 2020	—	—	N/A
April 1 - April 30, 2020 (1)	—	—	N/A
May 1 - May 31, 2020	—	—	N/A
June 1 - June 30, 2020	—	—	N/A
July 1 - July 31, 2020 (2)	1,046	206,332	16.25
August 1 - August 31, 2020	—	—	N/A
September 1 - September 30, 2020 (2)	—	—	N/A
Cumulative as of September 30, 2020	8,094	4,121,734	$19.88
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
(2) Reflects shares repurchased pursuant to repurchase requests submitted for the first semester of 2020, including 771 shares which for administrative reasons were processed in September 2020. The number of requests for July is inclusive of shares processed in September. Pursuant to the terms of the SRP, the Company is only authorized to repurchase up to the amount of proceeds reinvested through our DRIP during the applicable semester. As a result, redemption requests in the amount of 1,677,268 shares were not fulfilled for the first semester of 2020. See "Note 9 - Stock Transactions" to our consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion of our SRP.

Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Benefit Street Partners Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________________________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benefit Street Partners Realty Trust, Inc.
Dated:	November 6, 2020	By	/s/ Richard J. Byrne
Name: Richard J. Byrne
Title: Chief Executive Officer and President
(Principal Executive Officer)

Dated:	November 6, 2020	By	/s/ Jerome S. Baglien
Name: Jerome S. Baglien
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)