Form 10-K
period 2020-12-31
Benefit Street Partners Realty Trust, Inc.
filed 2021-03-11
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

There is no established public market for the registrant's shares of common stock. On November 2, 2020, the board of directors of the registrant, upon the recommendation of the registrant’s external advisor, unanimously approved and established an estimated net asset value (“NAV”) per share of the registrant’s common stock of $17.88. The estimated NAV per share is based upon the estimated value of the registrant’s assets less the registrant’s liabilities as of September 30, 2020. For a full description of the methodologies used to value the registrant’s assets and liabilities in connection with the calculation of the estimated NAV per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
The number of outstanding shares of the registrant's common stock on February 28, 2021 was 44,135,876 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement to be delivered to stockholders in connection with the registrant's 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

FORM 10-K
Year Ended December 31, 2020

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
Our forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements, and thus our investors should not place undue reliance on these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this Annual Report, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors include:
•our business and investment strategy;
•our ability to make investments in a timely manner or on acceptable terms;
•the impact of the COVID-19 pandemic;
•current credit market conditions and our ability to obtain long-term financing for our investments in a timely manner and on terms that are consistent with what we project when we invest;
•the effect of general market, real estate market, economic and political conditions, including the recent economic slowdown and dislocation in the global credit markets;
•our ability to make scheduled payments on our debt obligations;
•our ability to generate sufficient cash flows to make distributions to our stockholders;
•our ability to generate sufficient debt and equity capital to fund additional investments;
•our ability to refinance our existing financing arrangements;
•the degree and nature of our competition;
•the availability of qualified personnel;
•we may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act; and
•our ability to maintain our qualification as a real estate investment trust ("REIT").
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
The Company also invests in commercial real estate securities and properties. Real estate securities may include CMBS, senior unsecured debt of publicly traded REITs, debt or equity securities of other publicly traded real estate companies and collateralized debt obligations ("CDOs"). Property investments, other than properties owned in connection with a foreclosure, are generally subject to triple net leases.
Investment Objectives
We plan to implement policies and strategies to achieve our primary investment objectives:
•to pay attractive and stable cash distributions to stockholders; and
•to preserve and return stockholders’ invested capital.
Investment Strategies and Policies
We have four investment strategies. One strategy is to originate, acquire and manage a diversified portfolio of commercial real estate debt, including first mortgage loans, subordinate loans, mezzanine loans and participations in such loans. We expect that our portfolio of debt investments will be secured by real estate located within and outside the United States and diversified by property type and geographic location. The second strategy is to invest in commercial real estate securities, such as CMBS, senior unsecured debt of publicly-traded REITs and CDO notes. The third strategy is to originate conduit loans and sell them through our TRS business into CMBS securitization transactions. The fourth strategy represents real estate acquired by the Company through foreclosure and deed in lieu of foreclosure, and purchases of real estate that generally are, or will be, subject to a triple net lease.
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
Borrowing Strategies and Policies
Our financing strategy primarily includes the use of secured repurchase agreement facilities for loans, securities and securitizations. We have also raised capital through private placements of our equity securities. In addition to our current mix of financing sources, we may also access additional forms of financings, including credit facilities, and public or private secured and unsecured debt issuances by us or our subsidiaries.
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

Employees
As of December 31, 2020, we had no direct employees. Our executive officers serve as officers of our Advisor and are employed by an affiliate of our Advisor. The employees of the Advisor and other affiliates of the Advisor perform a full range of real estate services for us, including origination, acquisitions, accounting, legal, asset management, wholesale brokerage, and investor relations services. We are dependent on these affiliates for services that are essential to us, including asset acquisition decisions, and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
Government Regulation
Our operations are subject, in certain instances, to supervision and regulation by U.S. and other governmental authorities, and may be subject to various laws and judicial and administrative decisions imposing various requirements and restrictions, which, among other things: (i) regulate credit-granting activities; (ii) establish maximum interest rates, finance charges and other charges; (iii) require disclosures to customers; (iv) govern secured transactions; and (v) set collection, foreclosure, repossession and claims-handling procedures and other trade practices. We intend to conduct our business so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act.
In our judgment, existing statutes and regulations have not had a material adverse effect on our business. In recent years, legislators in the United States and in other countries have said that greater regulation of financial services firms is needed, particularly in areas such as risk management, leverage, and disclosure. While we expect that additional new regulations in these areas will be adopted and existing ones may change in the future, it is not possible at this time to forecast the exact nature of any future legislation, regulations, judicial decisions, orders or interpretations, nor their impact upon our future business, financial condition, or results of operations or prospects.
Impact of COVID-19
Refer to “Covid-19 Pandemic” in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a discussion of the impact COVID-19 is having on our business and results of operations and financial condition.
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
Item 1A. Risk Factors
Risks Related to an Investment in Benefit Street Partners Realty Trust, Inc.
The ongoing COVID-19 pandemic is materially and adversely affecting our financial condition, operating results and cash flows and the operations and financial performance of many of the borrowers underlying our real estate-related assets, and we expect the adverse impacts will continue in the future.
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
The COVID-19 pandemic is materially and adversely affecting our financial condition, operating results and cash flows and the operations and financial performance of many of the borrowers underlying our real estate-related assets, and we expect the adverse impacts will continue in the future. Specifically, the COVID-19 pandemic has:
•significantly disrupted the financial markets for the assets in our real estate securities portfolio, resulting in significant decreases in market values for these assets and significant market volatility. This has resulted in margin calls from our lenders, which we have thus far satisfied, and could result in future margin calls which, if not satisfied, could result in the liquidation of some of our assets at significant losses.

•resulted in a decline in the value of commercial real estate generally, and significant declines in certain assets classes, including hospitality and retail, which has negatively impacted the value of our commercial mortgage loan portfolio, and could continue to negatively impact the value in the future, potentially materially.
•negatively impacted the financial stability of many of our borrowers, which has and is expected to continue to result in an increase in the number of our borrowers who become delinquent or default on their loans, or who seek to defer payment on or to amend the terms of their loans. Borrowers in the hospitality and retail sector have been particularly adversely impacted.
•increased the cost and decreased the availability of debt capital, including as a result of dislocations in the commercial mortgage-backed securities market, which has currently made raising capital through CDO or CLO securitizations impracticable, and as a result of lenders permitting significantly lower advance rates on our repurchase agreements.
•as a result of the decline in the market value of the loans in our CDOs and CLOs, we may not meet certain interest coverage tests, over-collateralization coverage tests or other tests that could result in a change in the priority of distributions, which could result in the reduction or elimination of distributions to the subordinate debt and equity tranches we own until the tests have been met or certain senior classes of securities have been paid in full. Accordingly, we may experience a reduction in our cash flow from those interests which may adversely affect our liquidity and therefore our ability to fund our operations or address maturing liabilities on a timely basis.
•resulted in a general decline in business activity which if continued will result in a decline in demand for mortgage financing, which could adversely affect our ability to make new investments or to redeploy the proceeds from repayments of our existing investments.
The extent to which the COVID-19 pandemic impacts our or our borrowers’ operations will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, including any resurgences, the speed and effectiveness of vaccine and treatment developments and the direct and indirect economic effects of the pandemic and containment measures. The inability of our borrowers to meet their loan obligations and/or borrowers filing for bankruptcy protection would reduce our cash flows, which would impact our ability to pay dividends to our stockholders. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Moreover, many risk factors set forth in this Annual Report on Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
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
The Company's charter, with certain exceptions, authorizes the board of directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by the board of directors, no person or entity may own more than 7.9% in value of the aggregate of our outstanding shares of stock or more than 7.9% (in value or in number of shares, whichever is more restrictive) of any class or series of shares of our stock determined after applying certain rules of attribution. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.
Certain provisions of Maryland law could inhibit a change in control of our Company.
Certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:
•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting power of our shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations; and
•“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
Pursuant to the MGCL, our board of directors has exempted any business combination involving our Advisor or any affiliate of our Advisor. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any affiliate of our Advisor.
In addition, the Company's bylaws contain a provision exempting from the control share provisions any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
In addition, the “unsolicited takeover” provisions of Title 3, Subtitle 8 of the MGCL permit the Board, without shareholder approval and regardless of what is currently provided in the charter or bylaws, to implement certain takeover defenses, including adopting a classified board or increasing the vote required to remove a director. Such takeover defenses may have the effect of inhibiting a third-party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then-current market price.
The value of our common stock may be reduced if we are required to register as an investment company under the Investment Company Act.
We are not registered, and do not intend to register ourselves, our operating partnership or any of our subsidiaries, as an investment company under the Investment Company Act. If we become obligated to register ourselves, our operating partnership or any of our subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things, limitations on capital structure and restrictions on specified investments.
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

Although our Advisor is responsible for calculating our estimated per share NAV, our Advisor will consider independent valuations of our investments, the accuracy of which our Advisor will not independently verify.
In calculating our estimated per share NAV, our Advisor will include the net value of our commercial real estate debt and other commercial real estate-related investments, taking into consideration valuations of investments obtained from our independent valuer. Although our Advisor is responsible for the accuracy of the NAV calculation and will provide our independent valuer with our valuation guidelines, which have been approved by our board of directors, our Advisor will not independently verify the appraised value of our investments. As a result, the appraised value of a particular investment may be greater or less than its potential realizable value, which would cause our estimated NAV to be greater or less than the potential realizable NAV.
The estimated per share NAV that we published does not reflect changes in our NAV since such date and does not represent the actual value of your shares on any given day.
The Company expects that our investments will only be valued annually for purposes of establishing our estimated per share NAV. The Company may experience events affecting our investments that may have a material impact on our NAV. For example, if a material borrower becomes insolvent or if investment conditions deteriorate generally, the value of an investment may materially change. Our NAV per share as published will not reflect such subsequent events. As a result, the NAV per share published after the announcement of a material event may differ significantly from our actual NAV per share. The resulting potential disparity may benefit repurchasing or non-repurchasing stockholders, depending on whether NAV is overstated or understated.
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
Our operating results may be adversely affected by a number of risks generally incident to holding real estate debt, including, without limitation:
•natural disasters, such as hurricanes, earthquakes and floods;
•acts of war or terrorism, including the consequences of terrorist attacks;
•adverse changes in national and local economic and real estate conditions;
•adverse changes in economic and market conditions related to pandemics and health crises, such as COVID-19;
•an oversupply of (or a reduction in demand for) space in the areas where particular properties securing our loans are located and the attractiveness of particular properties to prospective tenants;
•changes in interest rates and availability of permanent mortgage funds that my render the sale of property difficult or unattractive;

•changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance therewith and the potential for liability under applicable laws;
•costs of remediation and liabilities associated with environmental conditions affecting properties;
•the potential for uninsured or underinsured property losses; and
•periods of high interest rates and tight money supply.
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
We may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on interest rate levels, the type of investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:
•interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;
•the duration of the hedge may not match the duration of the related liability or asset;

•our hedging opportunities may be limited by the treatment of income from hedging transactions under the rules determining REIT qualification;
•the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•the party owing money in the hedging transaction may default on its obligation to pay; and
•we may purchase a hedge that turns out not to be necessary.
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
Provision for credit losses is difficult to estimate.
Our provision for credit losses is evaluated on a quarterly basis. Our determination of provision for credit losses requires us to make certain estimates and judgments. Our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our commercial real estate debt, debt structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, loan-to-value ("LTV"), potential for refinancing and expected market discount rates for varying property types. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted.
Since the start of 2020 we have been subject to the FASB’s Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard, known as the Current Expected Credit Loss (“CECL”) model, significantly changed how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. CECL amended the existing credit loss model to reflect a reporting entity's current estimate of all expected credit losses, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. This measurement takes place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. This differs significantly from the prior “incurred loss” model.

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
Even if we qualify as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property. For example:
•In order to qualify as a REIT, we must distribute annually at least 90% of our "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to our stockholders. To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income.
•We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.
•If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.
•If we sell an asset, other than a foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax. We might be subject to this tax if we were to dispose of or securitize loans in a manner that is treated as a sale of loans for U.S. federal income tax purposes that is subject to the prohibited transaction tax.
•Any TRS of ours will be subject to U.S. federal corporate income tax on its taxable income, and non-arm’s length transactions between us and any TRS, could be subject to a 100% tax.
•We could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our headquarters are located in a leased space at 9 West 57th Street, Suite 4920, New York, New York 10019.
Item 3. Legal Proceedings.
For a description of the Company’s legal proceedings, see “Note 10. Commitments and Contingencies” to our consolidated financial statements included in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
No public trading market currently exists for the Company's shares of common stock and the Company currently has no immediate plans to list our shares of common stock on a national securities exchange. Until our shares are listed on a national securities exchange, if ever, the Company's stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. On November 2, 2020, the board of directors, upon the recommendation of the Audit Committee of the board, unanimously approved and established the estimated NAV per share of the Company’s common stock proposed by the Advisor of $17.88. The estimated per share NAV is based upon the estimated value of the Company’s assets less the Company’s liabilities as of September 30, 2020. This valuation was performed in a manner consistent with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013, including the use of independent third-party valuation firms to estimate the fair value of our loan portfolio, securities portfolio and real estate owned portfolio. See our Quarterly Report on Form 10-Q filed with the SEC on November 6, 2020 for the Company's methodology for calculating our estimated per-share NAV.
There is no public trading market for the shares at this time, and there can be no assurance that stockholders would receive $17.88 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. Nor does this deemed value reflect the distributions that stockholders would be entitled to receive if the Company's investments were sold and the sale proceeds were distributed upon liquidation of the Company's assets. Such a distribution upon liquidation may be less than $17.88 per share for various reasons including changes in values between the September 30, 2020 valuation date and the date of any liquidation. The Company is currently offering our shares for $17.88 pursuant to the DRIP.
Holders
As of February 28, 2021, the Company had 44,135,876 shares of common stock outstanding held by a total of 16,061 stockholders of record.
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
In April 2020, the Company’s board of directors unanimously approved a transition in the timing of the dividend payments, to holders of the Company’s common stock from a monthly payment with daily accruals to a quarterly accrual and payment basis, starting with the second quarter 2020 dividend that was paid in July 2020. Similarly, the Company began paying accrued and unpaid dividends on Preferred Stock on a quarterly basis.
The monthly distributions for the first quarter of 2020 were paid at a daily rate equivalent to $1.44 per annum, per share of common stock. Starting with the second quarter 2020 distribution, the 2020 quarterly distributions were paid at a quarterly rate of $0.275 per share of common stock (equivalent to $1.10 per annum). Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distribution payments are not assured. Subject to the terms of the Preferred Stock, dividends on the Company’s Preferred Stock are generally paid on an as-converted basis with the common stock.
Distributions are generally payable by the fifth day following each quarter end to stockholders of record at the close of business each day during the prior quarter.

The below table reflects the value of distributions paid in cash and through the DRIP to common stockholders during the years ended December 31, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,
	2020		2019
Distributions:
Cash distributions paid	$36,798		$45,763
Distributions reinvested	8,883		13,901
Total Distributions	$45,681		$59,664
Source of Distribution Coverage:
Net Income	$36,798	80.6%	$45,763	76.7%
Common stock issued under DRIP	8,883	19.4%	13,901	23.3%
Total Sources of Distributions	$45,681	100.0%	$59,664	100.0%
Net Income applicable to common stock (GAAP)	$39,826		$66,914
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
As of December 31, 2020, the Company has granted 44,876 restricted shares to our independent directors of which 27,823 shares have vested and 5,333 shares were forfeited. The compensation expense associated with the restricted share grants was $0.2 million for the year ended December 31, 2020. Additionally, the Company recorded a distribution payable of $3,248 at December 31, 2020 in connection with these shares.
The following table provides information about our common stock that may be issued under our RSP as of December 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise of Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	3,977,510
Total	—	—	3,977,510
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
The Company’s most recent estimated per-share NAV is $17.88 and the Company’s GAAP book value per share as of December 31, 2020 was $17.94.
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
Share repurchase activity under the SRP during the year ended December 31, 2020 was as follows:

	Number of Shares Repurchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2020	373,135	$18.56	373,135	—
February 1 - February 28, 2020	—	N/A	—	—
March 1 - March 31, 2020	—	N/A	—	—
April 1 - April 30, 2020	—	N/A	—	—
May 1 - May 31, 2020	—	N/A	—	—
June 1 - June 30, 2020	—	N/A	—	—
July 1 - July 31, 2020	206,332	$16.25	206,332	—
August 1 - August 31, 2020	—	N/A	—	—
September 1 - September 30, 2020	—	N/A	—	—
October 1 - October 31, 2020	—	N/A	—	—
November 1 - November 30, 2020	—	N/A	—	—
December 1 - December 31, 2020	—	N/A	—	—
Total	579,467		579,467
For additional details about the SRP, see “Share Repurchase Program” in “Note 9 - Stock Transactions” to our consolidated financial statements included in this Annual Report on Form 10-K.

Item 6. Selected Financial Data.
Intentionally Omitted.

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
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans which the Company intends to sell through its TRS into CMBS securitization transactions at a profit. The Company also owns real estate which it acquires through foreclosure and deed in lieu of foreclosure, and which it purchases for investment, typically subject to triple net leases.
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

The COVID-19 pandemic has had and is continuing to have a negative impact on our operations, however during the second half of 2020 the impact was less significant:
Impact on Operating Results. With respect to our operating results for the year ended December 31, 2020, the COVID-19 pandemic drove a significant increase in our allowance for credit loss provision on our loan portfolio and an increase in the realized loss on our securities portfolio. Specifically, for the year ended December 31, 2020, we experienced an increase in our provision for expected credit losses on our loan portfolio, primarily driven by the decline in the overall economic outlook as a result of the COVID-19 pandemic. Additionally, we had realized losses of $10.1 million on our real estate securities portfolio, the majority of which occurred during the first half of 2020. This was a result of dislocation in the broader capital markets and uncertainty due to COVID-19 and its expected impact on values of properties underlying our real-estate debt assets. Due primarily to changes in market conditions associated with the COVID-19 pandemic, the weighted average risk rating of our loan portfolio increased from 2.1 as of December 31, 2019 to 2.2 as of December 31, 2020, and the amortized cost basis of our loans past due increased by $37.8 million to $94.9 million over this period.
In the second and third quarters of 2020, we made limited modifications to certain loans to assist borrowers during the COVID-19 pandemic, but none of these modifications qualify as troubled debt restructurings ("TDRs").
Impact on Liquidity. During the year ended December 31, 2020, there were significant disruptions in the financial markets that impacted our real estate securities portfolio. This resulted in decreases in market value for these assets due to volatility and lack of liquidity. During the second quarter of 2020, we received margin calls from certain of our lenders due to the decline in pricing, which we satisfied through the contribution of additional cash, thereby reducing our liquidity position and substantially reducing our levered returns on this portfolio of assets. As of December 31, 2020 the Company has significantly reduced its real estate securities portfolio, further reducing mark to market exposure and the associated liquidity risk from counterparty margin calls on real estate securities repurchase agreements compared to prior quarters. In addition, the financial market dislocations created by the COVID-19 pandemic have currently made financing through CDO or CLO securitizations more difficult.
The extent to which the COVID-19 pandemic impacts our future operating results and liquidity will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, including any resurgences, or mutations of the virus, the direct and indirect economic effects of the pandemic and containment measures, and the effectiveness of vaccines and treatment therapies and the distribution thereof. The inability of our borrowers to meet their loan obligations and/or borrowers filing for bankruptcy protection would reduce our cash flows, which would impact our ability to pay dividends to our stockholders. As a result of the adverse effects of the COVID-19 pandemic, starting the second quarter of 2020 our board of directors reduced the amount of our regular common stock dividend. The board may reduce or eliminate the dividend in the future in the event of further economic deterioration or dislocations in the capital markets.
Estimated Per Share NAV
On November 2, 2020, the board of directors, upon the recommendation of the Audit Committee of the board, unanimously approved and established the estimated net asset value ("NAV") per share of the Company’s common stock proposed by the Advisor of $17.88. The estimated per share NAV is based upon the estimated value of the Company’s assets less the Company’s liabilities as of September 30, 2020 (the “Valuation Date”). This valuation was performed in a manner consistent with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013, including the use of independent third-party valuation firms to estimate the fair value of our loan portfolio, securities portfolio and real estate owned portfolio.
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
Commercial Mortgage Loans
Commercial mortgage loans that are held for investment purposes and are anticipated to be held until maturity, are carried at cost, net of unamortized acquisition expenses, discounts or premiums and unfunded commitments. Commercial mortgage loans, held for investment purposes, will be carried at amortized cost less a specific allowance for credit loss. Interest income is recorded on the accrual basis and related discounts, premiums and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in our consolidated statements of operations. Guaranteed loan exit fees payable by the borrower upon maturity are accreted over the life of the investment using the effective interest method. The accretion of guaranteed loan exit fees is recognized in interest income in our consolidated statements of operations and the associated receivable is included in the consolidated balance sheet.
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

Real Estate Owned
Real estate owned assets are carried at their estimated fair value at acquisition and presented net of accumulated depreciation and impairment charges. The Company allocates the purchase price of acquired real estate assets based on the fair value of the acquired land, building, furniture, fixtures and equipment.
Real estate owned assets are depreciated using the straight-line method over estimated useful lives of up to 40 years for buildings and improvements and up to 15 years for furniture, fixtures and equipment. Renovations and/or replacements that improve or extend the life of the real estate owned assets are capitalized and depreciated over their estimated useful lives. Real estate owned revenue is recognized when the Company satisfies a performance obligation by transferring a promised good or service to a customer. The Company is considered to have satisfied all performance obligation at a point in time.
Real estate owned assets that are probable to be sold within one year are reported as held-for-sale. Real estate owned assets classified as held-for-sale shall be measured at the lower of its carrying amount or fair value less cost to sell. Real estate owned assets shall not be depreciated or amortized while it is classified as held-for-sale. Interest and other expenses attributable to the liabilities of a disposal group classified as held-for-sale shall continue to be accrued. Upon the disposition of a real estate owned asset, the Company calculates realized gains and losses as net proceeds received less the carrying value of the real estate owned asset. Net proceeds received are net of direct selling costs associated with the disposition of the real estate owned asset.
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
Credit Impairment Analysis of Real Estate Securities
Commercial real estate securities for which the fair value option has not been elected will be periodically evaluated for credit impairment. AFS real estate securities which have experienced a decline in the fair value below their amortized cost basis (i.e., impairment) are evaluated each reporting period to determine whether the decline in fair value is due to credit-related factors. Any impairment that is not credit-related is recognized in other comprehensive income, while credit-related impairment is recognized as an allowance on the consolidated balance sheets with a corresponding adjustment on the consolidated statements of operations. If the Company intends to sell an impaired real estate security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in the consolidated statements of operations with a corresponding adjustment to the security’s amortized cost basis.
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

Results of Operations
Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019
The Company conducts its business through the following segments:
•The real estate debt business focuses on originating, acquiring and asset managing commercial real estate debt investments, including first mortgages, subordinate mortgages, mezzanine loans and participations in such loans.
•The real estate securities business focuses on investing in and asset managing commercial real estate securities primarily consisting of CMBS and may include unsecured REIT debt, CDO notes and other securities.
•The conduit business operated through the Company's TRS, which is focused on generating superior risk-adjusted returns by originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market at a profit.
•The real estate owned business represents real estate acquired by the Company through foreclosure, deed in lieu of foreclosure, or purchase.
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,
	2020			2019
	Average Carrying Value (1)	Interest Income / Expense (2)	WA Yield / Financing Cost (3)	Average Carrying Value (1)	Interest Income / Expense (2)	WA Yield / Financing Cost (3)
Interest-earning assets:
Real estate debt	$2,606,081	$165,907	6.4%	$2,482,946	$181,434	7.3%
Real estate conduit	83,618	3,111	3.7%	132,042	7,716	5.8%
Real estate securities	351,859	10,854	3.1%	153,484	6,149	4.0%
Total	$3,041,558	$179,872	5.9%	$2,768,472	$195,299	7.1%
Interest-bearing Liabilities:
Repurchase agreements - commercial mortgage loans	$249,289	$10,908	4.4%	$259,945	$16,816	6.5%
Other financing and loan participation- commercial mortgage loans	16,704	916	5.5%	2,686	225	8.4%
Repurchase agreements - real estate securities	313,227	13,637	4.4%	161,460	5,117	3.2%
Collateralized loan obligations	1,706,207	41,095	2.4%	1,641,740	67,927	4.1%
Derivative instruments	—	—	N/A	—	334	N/A
Total	$2,285,427	$66,556	2.9%	$2,065,831	$90,419	4.4%
Net interest income/spread		$113,316	3.0%		$104,880	2.7%
Average leverage % (4)	75.1%			74.6%
Weighted average levered yield (5)			15.0%			14.9%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the years ended December 31, 2020 and 2019, respectively.
(2) Includes the effect of amortization of premium or accretion of discount and deferred fees.
(3) Calculated as interest income or expense divided by average carrying value.
(4) Calculated by dividing total average interest-bearing liabilities by total average interest-earning assets.
(5) Calculated by dividing net interest income/spread by the average interest-earning assets less average interest-bearing liabilities.

Interest income
Interest income for the years ended December 31, 2020 and 2019 totaled $179.9 million and $195.3 million, respectively. As of December 31, 2020, our portfolio consisted of 130 commercial mortgage loans, three commercial mortgage loans, held-for-sale, measured at fair value and nine investments in CMBS. The main driver in the decrease in interest income was due to a decrease in the one-month LIBOR, the benchmark index for our loans. The decrease in the one-month LIBOR was partially offset by the index floors we have on our loans and a higher average carrying value of interest-earning assets in the year ended December 31, 2020.
Interest expense
Interest expense for the year ended December 31, 2020 decreased to $66.6 million compared to interest expense for the year ended December 31, 2019 of $90.4 million. Similar to our interest income, the decrease in interest expense was due to a decrease in the one-month LIBOR, the benchmark index for our financing lines.
Realized Gain/Loss on Commercial Mortgage Loans Held-for-Sale
Realized gain on commercial mortgage loans held-for-sale, measured at fair value at the TRS for the year ended December 31, 2020 was $15.9 million compared to $37.8 million for the year ended December 31, 2019. The $21.9 million decrease in realized gain was due to lower sales volumes with total proceeds of $328.1 million from the sale of fixed-rate commercial real estate loans into the CMBS securitization market during the year ended December 31, 2020 versus transactions of total proceeds of $1,013.1 million for the year ended December 31, 2019.
Realized Gain/Loss on Real Estate Securities Available for Sale
For the year ended December 31, 2020 our real estate securities, available for sale, measured at fair value had a realized loss of $10.1 million included within the consolidated statements of operations. The loss is attributable to 20 CMBS securities sold during the year ended December 31, 2020 in response to the dislocations in the capital markets due to COVID-19. There had been no sales of CMBS securities during the year ended December 31, 2019.
Unrealized Gain/Loss on Real Estate Securities Available for Sale
For the year ended December 31, 2020 our real estate securities, available for sale, measured at fair value had an unrecognized unrealized loss of $7.3 million included within the consolidated statements of comprehensive income. The deterioration in fair value of real estate securities for the year ended December 31, 2020 can be attributed to the significant market volatility and credit uncertainties related to the outbreak of COVID-19 followed by some recovery in CMBS markets in the second half of 2020.
Expenses from operations
Expenses from operations for the years ended December 31, 2020 and 2019 were made up of the following (dollars in thousands):

	Year Ended December 31,
	2020	2019
Asset management and subordinated performance fee	$15,178	$16,226
Acquisition expenses	696	900
Administrative services expenses	13,120	16,363
Professional fees	10,964	11,631
Real estate owned operating expenses	3,653	2,802
Depreciation and amortization	2,233	507
Other expenses	3,312	3,771
Total expenses from operations	$49,156	$52,200
The decrease in our expenses from operations was primarily related to lower administrative services expenses. The decrease in administrative services expenses was due to fewer conduit activities during the twelve months ended December 31, 2020, compared to the twelve months ended December 31, 2019. The decrease in asset management and subordinated performance fee was primarily driven by the lower stockholders’ equity and preferred stock for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase in depreciation and amortization expense was due to $2.2 million of expenses incurred on a total of two real estate owned assets during the twelve months ended December 31, 2020, compared to $0.5 million incurred on two real estate owned assets during the twelve months ended December 31, 2019.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt and real estate securities segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2019 and December 31, 2018 (dollars in thousands):

	Year Ended December 31,
	2019			2018
	Average Carrying Value (1)	Interest Income / Expense (2)	WA Yield / Financing Cost (3)	Average Carrying Value (1)	Interest Income / Expense (2)	WA Yield / Financing Cost (3)
Interest-earning assets:
Real estate debt	$2,482,946	$181,434	7.3%	$1,877,159	$144,967	7.7%
Real estate conduit	132,042	7,716	5.8%	106,703	6,604	6.2%
Real estate securities	153,484	6,149	4.0%	15,166	717	4.7%
Total	$2,768,472	$195,299	7.1%	$1,999,028	$152,288	7.6%
Interest-bearing Liabilities:
Repurchase agreements - commercial mortgage loans	$259,945	$16,816	6.5%	$285,257	$17,023	6.0%
Other financing and loan participation- commercial mortgage loans	2,686	225	8.4%	9,446	1,244	13.2%
Repurchase agreements - real estate securities	161,460	5,117	3.2%	21,986	770	3.5%
Collateralized loan obligations	1,641,740	67,927	4.1%	1,124,424	50,679	4.5%
Derivative instruments	—	334	N/A	—	284	N/A
Total	$2,065,831	$90,419	4.4%	$1,441,113	$70,000	4.9%
Net interest income/spread		$104,880	2.7%		$82,288	2.7%
Average leverage % (4)	74.6%			72.1%
Weighted average levered yield (5)			14.9%			14.7%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. All amounts are calculated based on quarterly averages for years ended December 31, 2019 and 2018.
(2) Includes the effect of amortization of premium or accretion of discount and deferred fees.
(3) Calculated as interest income or expense divided by average carrying value.
(4) Calculated by dividing total average interest-bearing liabilities by total average interest-earning assets.
(5) Calculated by dividing net interest income/spread by the net of interest-earning assets and interest-bearing liabilities.
Interest income
Interest income for the years ended December 31, 2019 and December 31, 2018 totaled $195.3 million and $152.3 million, respectively. As of December 31, 2019, our portfolio consisted of 122 commercial mortgage loans, 7 commercial mortgage loans, held-for-sale, measured at fair value and 21 investments in CMBS. The main driver in the increase in interest income was an increase of $769.4 million in the average carrying value of our interest-earning assets.
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

Expenses from operations
Expenses from operations for the years ended December 31, 2019 and 2018 were made up of the following (dollars in thousands):

	Year Ended December 31,
	2019	2018
Asset management and subordinated performance fee	$16,226	$10,299
Acquisition expenses	900	452
Administrative services expenses	16,363	13,446
Professional fees	11,631	8,318
Real estate owned operating expenses	2,802	—
Depreciation and amortization	507	—
Other expenses	3,771	4,887
Total expenses from operations	$52,200	$37,402
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
Portfolio
As of December 31, 2020 and 2019, our portfolio consisted of 130 and 122 commercial mortgage loans, respectively, excluding commercial mortgage loans accounted for under the fair value option. The commercial mortgage loans held for investment as of December 31, 2020 and December 31, 2019 had a total carrying value, net of allowance for credit losses, of $2,693.8 million and $2,762.0 million, respectively. As of December 31, 2020 and 2019 the Company's total commercial mortgage loans, held-for-sale, measured at fair value comprised of three loans with total fair value of $67.6 million and seven loans with total fair value of $112.6 million, respectively. As of December 31, 2020 and 2019, our real estate securities, available for sale, at fair value comprised of nine CMBS investments with total fair value of $171.1 million and 21 CMBS investments with total fair value of $386.3 million. As of December 31, 2020 and December 31, 2019, our other real estate investments, measured at fair value, comprised one investment with a total fair value of $2.5 million and $2.6 million, respectively. As of December 31, 2020 and December 31, 2019, our real estate owned portfolio comprised one investment with a carrying value of $26.5 million and two investments with a carrying value of $35.3 million, respectively.
As of December 31, 2020, we had two loans with unpaid contractual principal balance for a total carrying value of $94.9 million, one with interest past due for greater than 90 days and the other with interest past due greater than 30 days. We did not take any asset specific reserves for these loans. As of December 31, 2019, we had one loan with unpaid contractual principal balance and carrying value of $57.1 million that had interest past due for greater than 90 days.
As of December 31, 2020 and 2019, our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, had a weighted average coupon of 5.5% and 5.6%, and a weighted average remaining life of 1.7 years and 1.8 years, respectively. As of December 31, 2020 and 2019, our CMBS investments had a weighted average coupon of 2.2% and 3.7%, and a weighted average remaining life of 12.8 years and 15.8 years, respectively.

The following charts summarize our commercial mortgage loans, held for investment, by coupon rate type, collateral type and geographical region as of December 31, 2020 and 2019:

Rate Type - December 31, 2020
4.6%
95.4%
Fixed
Floating

Rate Type - December 31, 2019
2.6%
97.4%
Fixed
Floating

Collateral Type - December 31, 2020

2.6%
0.6%
3.2%
14.8%
8.9%
2.9%
3.8%
19.0%
44.2%
Hospitality
Multifamily
Retail
Self-Storage
Manufactured Housing
Mixed Use
Office
Industrial
Land

Collateral Type - December 31, 2019

1.6%
0.6%
2.4%
4.0%
4.3%
16.1%
2.1%
15.0%
53.8%
Hospitality
Multifamily
Retail
Self-Storage
Mixed Use
Office
Industrial
Manufactured Housing

Region - December 31, 2020

2.6%
5.0%
15.2%
17.4%
7.3%
4.3%
18.9%
29.3%
Mideast
Great Lakes
Plains
Southeast
Southwest
Rocky Mountain
Far West
Various
New England

Region - December 31, 2019
20.8%
5.8%
3.6%
27.6%
18.9%
3.3%
12.1%
7.9%
Mideast
Great Lakes
Plains
Southeast
Southwest
Rocky Mountain
Far West
Various

An investments region classification is defined according to the below map based on the location of investments secured property.

The following charts show the par value by contractual maturity year for the investments in our portfolio as of December 31, 2020 and 2019:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of December 31, 2020 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 1	Industrial	$33,655	1 month LIBOR + 4.00%	4.20%	65.0%
Senior Debt 2	Mixed Use	12,839	1 month LIBOR + 5.00%	5.75%	73.3%
Senior Debt 3	Office	14,034	1 month LIBOR + 4.45%	5.45%	64.2%
Senior Debt 4	Office	8,391	1 month LIBOR + 6.00%	7.00%	74.0%
Senior Debt 5	Multifamily	37,812	1 month LIBOR + 3.35%	5.60%	76.0%
Senior Debt 6	Office	26,811	1 month LIBOR + 4.15%	5.40%	69.5%
Senior Debt 7	Hospitality	10,400	1 month LIBOR + 6.25%	6.50%	61.6%
Senior Debt 8	Hospitality	5,894	1 month LIBOR + 3.50%	4.50%	77.0%
Senior Debt 9	Hospitality	57,075	1 month LIBOR + 5.19%	6.19%	51.8%
Senior Debt 10	Multifamily	77,945	1 month LIBOR + 4.50%	5.50%	22.4%
Senior Debt 11	Hospitality	10,250	1 month LIBOR + 5.25%	6.25%	60.7%
Senior Debt 12	Hospitality	23,000	1 month LIBOR + 6.00%	6.50%	48.1%
Senior Debt 13	Office	23,726	1 month LIBOR + 5.15%	6.60%	56.4%
Senior Debt 14	Multifamily	41,826	1 month LIBOR + 3.70%	4.50%	63.7%
Senior Debt 15	Hospitality	28,272	1 month LIBOR + 4.00%	5.25%	68.0%
Senior Debt 16	Hospitality	22,700	1 month LIBOR + 4.40%	5.00%	72.7%
Senior Debt 17	Multifamily	35,886	1 month LIBOR + 3.00%	4.50%	83.6%
Senior Debt 18	Self Storage	3,851	1 month LIBOR + 4.05%	5.00%	45.5%
Senior Debt 19	Self Storage	6,496	1 month LIBOR + 4.05%	5.05%	55.8%
Senior Debt 20	Self Storage	7,606	1 month LIBOR + 4.05%	5.05%	57.6%
Senior Debt 21	Self Storage	2,400	1 month LIBOR + 4.05%	5.00%	37.6%
Senior Debt 22	Self Storage	6,310	1 month LIBOR + 5.05%	5.19%	59.1%
Senior Debt 23	Hospitality	22,355	1 month LIBOR + 3.50%	4.80%	68.8%
Senior Debt 24	Mixed Use	59,451	1 month LIBOR + 4.87%	5.27%	49.0%
Senior Debt 25	Office	21,100	1 month LIBOR + 3.75%	5.80%	70.0%
Senior Debt 26	Self Storage	6,299	1 month LIBOR + 6.00%	7.75%	58.9%
Senior Debt 27	Office	16,342	1 month LIBOR + 3.40%	5.30%	67.5%
Senior Debt 28	Retail	29,500	6.25%	6.25%	68.5%
Senior Debt 29	Self Storage	11,966	1 month LIBOR + 5.50%	7.25%	68.1%
Senior Debt 30	Multifamily	16,172	1 month LIBOR + 3.15%	4.95%	80.3%
Senior Debt 31	Multifamily	22,417	1 month LIBOR + 3.40%	4.95%	80.5%
Senior Debt 32	Multifamily	29,868	1 month LIBOR + 3.35%	5.25%	73.0%
Senior Debt 33	Land	16,400	1 month LIBOR + 6.00%	8.25%	45.7%
Senior Debt 34	Hospitality	8,523	1 month LIBOR + 4.80%	6.75%	62.5%
Senior Debt 35	Industrial	14,160	1 month LIBOR + 3.95%	5.95%	66.4%
Senior Debt 36	Multifamily	48,500	1 month LIBOR + 3.75%	6.15%	69.5%
Senior Debt 37	Multifamily	23,295	1 month LIBOR + 5.70%	7.50%	70.7%
Senior Debt 38	Office	7,200	1 month LIBOR + 3.90%	5.95%	67.6%
Senior Debt 39	Manufactured Housing	8,893	1 month LIBOR + 4.40%	6.50%	60.3%
Senior Debt 40	Hospitality	14,000	1 month LIBOR + 4.47%	6.72%	44.8%
Senior Debt 41	Retail	14,250	1 month LIBOR + 3.95%	6.45%	61.2%
Senior Debt 42	Hospitality	21,000	1 month LIBOR + 4.14%	6.64%	56.0%
Senior Debt 43	Multifamily	24,711	1 month LIBOR + 3.10%	5.40%	73.1%
Senior Debt 44	Multifamily	37,643	1 month LIBOR + 3.10%	5.40%	73.4%
Senior Debt 45	Office	42,631	1 month LIBOR + 3.50%	5.75%	71.0%
Senior Debt 46	Retail	8,500	1 month LIBOR + 7.50%	7.64%	51.6%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 47	Hospitality	10,580	1 month LIBOR + 4.50%	6.75%	68.7%
Senior Debt 48	Multifamily	18,100	1 month LIBOR + 3.40%	5.35%	76.4%
Senior Debt 49	Hospitality	19,900	1 month LIBOR + 4.15%	6.50%	61.8%
Senior Debt 50	Multifamily	18,656	1 month LIBOR + 3.10%	5.50%	67.4%
Senior Debt 51	Office	34,400	1 month LIBOR + 3.90%	6.15%	68.2%
Senior Debt 52	Hospitality	20,930	1 month LIBOR + 3.75%	6.10%	62.6%
Senior Debt 53	Hospitality	15,500	1 month LIBOR + 4.00%	6.50%	56.4%
Senior Debt 54	Hospitality	5,250	1 month LIBOR + 4.25%	6.50%	47.7%
Senior Debt 55	Hospitality	12,750	1 month LIBOR + 4.45%	6.85%	62.9%
Senior Debt 56	Hospitality	9,545	1 month LIBOR + 4.50%	6.85%	64.0%
Senior Debt 57	Retail	9,400	1 month LIBOR + 4.20%	6.30%	77.1%
Senior Debt 58	Manufactured Housing	12,200	1 month LIBOR + 3.65%	5.90%	48.4%
Senior Debt 59	Manufactured Housing	24,100	1 month LIBOR + 3.65%	5.90%	53.8%
Senior Debt 60	Multifamily	23,149	1 month LIBOR + 2.65%	4.75%	75.8%
Senior Debt 61	Office	29,750	1 month LIBOR + 3.35%	5.42%	54.3%
Senior Debt 62	Hospitality	34,484	1 month LIBOR + 3.99%	5.74%	31.0%
Senior Debt 63	Multifamily	12,839	1 month LIBOR + 2.65%	4.50%	71.6%
Senior Debt 64	Multifamily	37,021	1 month LIBOR + 2.75%	4.50%	79.3%
Senior Debt 65	Industrial	53,500	1 month LIBOR + 3.75%	5.50%	59.7%
Senior Debt 66	Office	21,825	1 month LIBOR + 3.50%	5.40%	70.9%
Senior Debt 67	Hospitality	7,100	1 month LIBOR + 4.00%	5.75%	70.3%
Senior Debt 68	Industrial	22,230	1 month LIBOR + 3.55%	5.25%	69.7%
Senior Debt 69	Multifamily	21,083	1 month LIBOR + 2.75%	4.25%	71.7%
Senior Debt 70	Multifamily	27,087	1 month LIBOR + 3.15%	4.95%	71.6%
Senior Debt 71	Multifamily	26,130	1 month LIBOR + 2.70%	2.84%	76.0%
Senior Debt 72	Multifamily	7,150	1 month LIBOR + 4.75%	5.80%	75.3%
Senior Debt 73	Multifamily	25,000	1 month LIBOR + 3.00%	4.50%	75.5%
Senior Debt 74	Office	25,500	1 month LIBOR + 4.35%	6.05%	64.9%
Senior Debt 75	Multifamily	14,181	1 month LIBOR + 3.10%	4.50%	63.7%
Senior Debt 76	Office	48,276	1 month LIBOR + 3.70%	5.00%	65.7%
Senior Debt 77	Industrial	25,350	1 month LIBOR + 3.50%	5.20%	58.1%
Senior Debt 78	Multifamily	11,800	1 month LIBOR + 3.15%	4.75%	72.4%
Senior Debt 79	Office	27,598	1 month LIBOR + 2.70%	2.84%	71.4%
Senior Debt 80	Multifamily	75,100	1 month LIBOR + 4.35%	6.00%	64.7%
Senior Debt 81	Manufactured Housing	1,385	5.50%	5.50%	62.8%
Senior Debt 82	Industrial	14,650	1 month LIBOR + 6.00%	6.75%	59.9%
Senior Debt 83	Multifamily	7,149	1 month LIBOR + 4.75%	5.75%	62.6%
Senior Debt 84	Multifamily	6,764	1 month LIBOR + 4.90%	5.65%	53.2%
Senior Debt 85	Multifamily	46,000	1 month LIBOR + 4.75%	5.75%	69.4%
Senior Debt 86	Multifamily	5,550	1 month LIBOR + 6.87%	7.87%	75.0%
Senior Debt 87	Industrial	16,400	1 month LIBOR + 6.25%	7.00%	61.0%
Senior Debt 88	Multifamily	14,505	1 month LIBOR + 4.75%	5.50%	65.3%
Senior Debt 89	Multifamily	23,438	1 month LIBOR + 4.65%	5.40%	52.7%
Senior Debt 90	Multifamily	4,300	1 month LIBOR + 5.50%	6.50%	87.4%
Senior Debt 91	Manufactured Housing	7,680	1 month LIBOR + 4.50%	5.00%	66.7%
Senior Debt 92	Mixed Use	30,465	1 month LIBOR + 5.15%	6.15%	67.0%
Senior Debt 93	Multifamily	3,140	1 month LIBOR + 6.25%	6.75%	73.5%
Senior Debt 94	Industrial	24,657	1 month LIBOR + 4.60%	5.10%	20.7%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 95 (3)	Multifamily	—	1 month LIBOR + 5.25%	5.39%	—%
Senior Debt 96	Hospitality	27,000	1 month LIBOR + 6.50%	6.85%	62.7%
Senior Debt 97	Multifamily	2,465	1 month LIBOR + 5.75%	6.50%	66.6%
Senior Debt 98	Multifamily	50,000	1 month LIBOR + 6.69%	7.44%	80.0%
Senior Debt 99	Self Storage	29,895	1 month LIBOR + 5.00%	5.25%	58.8%
Senior Debt 100	Multifamily	11,622	1 month LIBOR + 4.75%	5.25%	70.0%
Senior Debt 101	Manufactured Housing	3,400	1 month LIBOR + 5.00%	5.25%	58.6%
Senior Debt 102	Multifamily	27,550	1 month LIBOR + 5.75%	6.00%	69.8%
Senior Debt 103	Multifamily	76,000	1 month LIBOR + 4.10%	4.35%	67.9%
Senior Debt 104	Multifamily	58,000	1 month LIBOR + 5.25%	5.39%	74.7%
Senior Debt 105	Manufactured Housing	5,020	1 month LIBOR + 5.25%	5.39%	65.9%
Senior Debt 106	Office	19,003	1 month LIBOR + 4.50%	5.25%	47.9%
Senior Debt 107	Office	69,675	5.15%	5.15%	52.5%
Senior Debt 108	Office	30,900	1 month LIBOR + 5.20%	5.45%	66.0%
Senior Debt 109	Multifamily	10,945	1 month LIBOR + 7.04%	7.29%	63.3%
Senior Debt 110	Self Storage	11,600	1 month LIBOR + 4.76%	5.01%	66.6%
Senior Debt 111	Industrial	24,552	1 month LIBOR + 4.35%	4.60%	69.8%
Senior Debt 112	Manufactured Housing	5,000	1 month LIBOR + 5.90%	6.50%	58.8%
Senior Debt 113	Office	12,750	1 month LIBOR + 5.00%	5.25%	67.8%
Senior Debt 114	Multifamily	40,937	1 month LIBOR + 4.35%	4.60%	73.2%
Senior Debt 115	Multifamily	36,200	1 month LIBOR + 4.45%	4.70%	66.5%
Senior Debt 116	Multifamily	8,250	1 month LIBOR + 5.50%	5.75%	73.7%
Senior Debt 117	Retail	11,963	1 month LIBOR + 4.87%	5.12%	75.0%
Senior Debt 118	Manufactured Housing	3,585	1 month LIBOR + 5.40%	5.90%	76.3%
Senior Debt 119	Multifamily	5,730	1 month LIBOR + 5.00%	5.25%	73.5%
Senior Debt 120	Multifamily	18,800	1 month LIBOR + 4.00%	4.14%	79.7%
Senior Debt 121	Industrial	14,250	1 month LIBOR + 4.50%	4.75%	66.3%
Senior Debt 122	Office	11,550	1 month LIBOR + 5.50%	5.75%	68.8%
Senior Debt 123	Multifamily	21,000	1 month LIBOR + 4.60%	4.75%	66.7%
Senior Debt 124	Office	26,000	1 month LIBOR + 5.00%	5.25%	63.9%
Senior Debt 125	Hospitality	17,401	5.75%	5.75%	52.9%
Mezzanine Loan 1	Multifamily	3,480	9.50%	9.50%	84.3%
Mezzanine Loan 2	Retail	3,500	10.00%	10.00%	59.7%
Mezzanine Loan 3	Multifamily	6,500	1 month LIBOR + 10.25%	11.00%	90.4%
Mezzanine Loan 4	Retail	1,438	1 month LIBOR + 10.75%	11.00%	84.0%
Mezzanine Loan 5	Multifamily	1,000	11.00%	11.00%	68.9%
		$2,722,863		5.50%	64.0%
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
(3) The total commitment of this loan is $40.5 million, however none was funded as of December 31, 2020.

The following table shows selected data from our commercial mortgage loans, held-for-sale, measured at fair value as of December 31, 2020 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate	Effective Yield	Loan to Value (1)
TRS Senior Debt 1	Industrial	$58,500	3.33%	3.33%	58.0%
TRS Senior Debt 2	Industrial	9,050	4.30%	4.30%	58.4%
TRS Mezzanine Loan 3	Multifamily	100	1 month LIBOR + 14.00%	15.00%	76.4%
		$67,650		3.48%	58.1%
________________________
(1) Loan to value percentage is from metrics at origination.
The following table shows selected data from our real estate securities, available for sale, measured at fair value as of December 31, 2020 (dollars in thousands):

Type	Par Value	Interest Rate	Effective Yield
CMBS 1	$13,250	1 month LIBOR + 2.95%	3.1%
CMBS 2	10,800	1 month LIBOR + 2.10%	2.2%
CMBS 3	40,000	1 month LIBOR + 2.35%	2.5%
CMBS 4	8,000	1 month LIBOR + 1.85%	2.0%
CMBS 5	24,000	1 month LIBOR + 2.00%	2.1%
CMBS 6	12,000	1 month LIBOR + 2.15%	2.3%
CMBS 7	20,000	1 month LIBOR + 1.33%	1.5%
CMBS 8	25,000	1 month LIBOR + 1.63%	1.8%
CMBS 9	25,665	1 month LIBOR + 2.15%	2.3%
	$178,715		2.2%
The following table shows selected data from our other real estate investments, measured at fair value as of December 31, 2020 (dollars in thousands):

Type	Property Type	Par Value	Preferred Return
Preferred Equity 1	Retail	$2,500	12.5%
		$2,500
The following table shows selected data from our real estate owned assets in our portfolio as of December 31, 2020 (dollars in thousands):

Type	Property Type	Carrying Value
Real Estate Owned 1	Office	$26,510
		$26,510
Liquidity and Capital Resources
Our principal demands for cash will be funding our loan investments, continuing debt service obligations, distributions to our stockholders and the payment of our operating and administrative expenses.
The Company expects to use additional debt and equity financing as a source of capital. The board of directors currently intends to operate at a leverage level of between one to three times book value of equity. However, our board of directors may change this target without shareholder approval. In addition, in 2020 the Company raised $10.9 million through sales of common and preferred equity to institutional and individual investors. The Company anticipates that our debt and equity financing sources and our anticipated cash generated from operations will be adequate to fund our anticipated uses of capital.
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
As of December 31, 2020 and December 31, 2019 the notes issued by BSPRT 2018-FL3 Issuer, Ltd. and BSPRT 2018-FL3 Co-Issuer, LLC, wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 27 and 41 mortgage assets having a principal balance of $417.9 million and $523.2 million, respectively (the "2018-FL3 Mortgage Assets"). The sale of the 2018-FL3 Mortgage Assets to BSPRT 2018-FL3 Issuer, Ltd. is governed by a Mortgage Asset Purchase Agreement dated as of April 5, 2018, between the Company and BSPRT 2018-FL3 Issuer, Ltd.
As of December 31, 2020 and December 31, 2019 the notes issued by BSPRT 2018-FL4 Issuer, Ltd. and BSPRT 2018-FL4 Co-Issuer, LLC, wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 59 and 49 mortgage assets having a principal balance of $852.1 million and $867.9 million, respectively (the "2018-FL4 Mortgage Assets"). The sale of the 2018-FL4 Mortgage Assets to BSPRT 2018-FL4 Issuer, Ltd. is governed by a Mortgage Asset Purchase Agreement dated as of October 12, 2018, between the Company and BSPRT 2018-FL4 Issuer, Ltd.
As of December 31, 2020 and December 31, 2019, the notes issued by BSPRT 2019-FL5 Issuer, Ltd. and BSPRT 2019-FL5 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 54 and 48 mortgage assets having a principal balance of $799.8 million and $809.4 million respectively (the "2019-FL5 Mortgage Assets"). The sale of the 2019-FL5 Mortgage Assets to BSPRT 2019-FL5 Issuer, Ltd. is governed by a Mortgage Asset Purchase Agreement dated as of May 30, 2019, between the Company and BSPRT 2019-FL5 Issuer, Ltd.
Repurchase Agreements, Commercial Mortgage Loans
As of December 31, 2020, the Company has repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), U.S Bank National Association (the "USB Repo Facility"), Barclays Bank PLC (the "Barclays Revolver Facility" and the "Barclays Repo Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, USB Repo Facility, WF Repo Facility, Barclays Revolver Facility, and Barclays Repo Facility, the "Repo Facilities").
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

The details of our Repo Facilities at December 31, 2020 and December 31, 2019 are as follows (dollars in thousands):

As of December 31, 2020
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Initial Term Maturity
JPM Repo Facility (2)	$300,000	$113,884	$5,020	2.54%	10/6/2022
USB Repo Facility (3)	100,000	5,775	599	2.40%	6/15/2021
CS Repo Facility (4)	200,000	106,971	3,539	2.84%	8/19/2021
WF Repo Facility (5)	175,000	27,150	1,041	2.50%	11/21/2021
Barclays Revolver Facility (6)	100,000	—	387	N/A	9/20/2021
Barclays Repo Facility (7)	300,000	22,560	1,046	2.51%	3/15/2022
Total	$1,175,000	$276,340	$11,632
__________________________
(1) For the year ended December 31, 2020. Includes amortization of deferred financing costs.
(2) On October 6, 2020 the maturity date was amended to October 6, 2022.
(3) On June 9, 2020, the Company exercised the extension option upon the satisfaction of certain conditions, and extended the term maturity to June 15, 2021.
(4) On August 28, 2020, the Company exercised the extension option upon the satisfaction of certain conditions, and extended the term maturity to August 19, 2021. Additionally, in 2020 the committed financing amount was downsized from $300 million to $200 million.
(5) On November 17, 2020, the Company exercised the extension option upon the satisfaction of certain conditions, and extended the term maturity to November 21, 2021. There are two more one-year extension options available at the Company's discretion.
(6) There is one one-year extension option available at the Company's discretion.
(7) Includes two one-year extensions at the Company's option.

As of December 31, 2019
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Initial Term Maturity
JPM Repo Facility (2)	$300,000	$107,526	$6,862	4.51%	1/30/2021
USB Repo Facility (3)	100,000	—	622	N/A	6/15/2020
CS Repo Facility (4)	300,000	87,375	5,563	4.84%	3/27/2020
WF Repo Facility (5)	175,000	24,942	1,333	3.65%	11/21/2020
Barclays Revolver Facility (6)	100,000	—	976	N/A	9/20/2021
Barclays Facility (7)	300,000	32,700	1,260	3.80%	3/15/2022
Total	$1,275,000	$252,543	$16,616
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
Other financing and loan participation - Commercial Mortgage Loans
On March 23, 2020, the Company transferred $15.2 million of its interest in a term loan to Sterling National Bank ("SNB") via a participation agreement. During 2020, the Company's outstanding loan increased resultant of future fundings, leading to an increase in amount outstanding via the participation agreement. The Company incurred $0.5 million of interest expense on SNB for the year ended December 31, 2020. As of December 31, 2020 there was an outstanding balance of $31.4 million. The loan matures on February 9, 2023.

Mortgage Note Payable
On October 15, 2019, the Company obtained a commercial mortgage loan for $29.2 million related to the real estate owned portfolio. As of December 31, 2020 the loan accrued interest at an annual rate of 3.85% and matures on November 6, 2034. The Company incurred $1.1 million of interest expense for the twelve months ended December 31, 2020. Additionally, on January 6, 2020, the Company obtained a commercial mortgage loan for $11.0 million related to the real estate owned portfolio (see Note 5 - Real Estate Owned). As of December 31, 2020 the loan and related real estate owned assets were no longer held by the Company. The Company incurred $0.8 million of interest expense for the twelve months ended December 31, 2020.
Unsecured Debt
Pursuant to a lending and security agreement with Security Benefit Life Insurance Company ("SBL"), which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $0.2 million of interest expense on the lending agreement with SBL for the twelve months ended December 31, 2020. As of December 31, 2020, there was no outstanding balance under the lending agreement.
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
Below is a summary of the Company's MRAs as of December 31, 2020 and 2019 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of December 31, 2020
JP Morgan Securities LLC	$33,791	$1,668	$43,612	1.75%	31
Wells Fargo Securities, LLC	—	1,057	—	N/A	N/A
Goldman Sachs International	22,440	455	30,794	1.68%	16
Barclays Capital Inc.	76,809	2,102	97,244	1.71%	33
Credit Suisse AG	—	905	—	N/A	N/A
Citigroup Global Markets, Inc.	53,788	2,532	71,723	1.70%	29
Total/Weighted Average	$186,828	$8,719	$243,373	1.71%	33

As of December 31, 2019
JP Morgan Securities LLC	$83,353	$124	$93,500	2.53%	20
Wells Fargo Securities, LLC	178,304	1,199	209,873	2.94%	11
Barclays Capital Inc.	40,720	221	47,475	2.81%	23
Citigroup Global Markets, Inc.	91,982	413	103,453	2.69%	19
Total/Weighted Average	$394,359	$1,957	$454,301	2.79%	16
________________________
(1) Includes $72.2 million and $68.5 million of CLO notes, held by the Company, which is eliminated within the Real estate securities, at fair value line of the consolidated balance sheets as of as of December 31, 2020 and December 31, 2019, respectively.

The following tables summarize our Repurchase Agreements, Commercial Mortgage Loans and our MRAs for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 respectively:

	As of December 31, 2020
	Amount Outstanding				Average Outstanding Balance
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Repurchase Agreements, Commercial Mortgage Loans	$234,524	$226,224	$183,033	$276,340	$282,282	$238,280	$197,632	$279,187
Repurchase Agreements, Real Estate Securities	$496,880	$335,256	$177,541	$186,828	$412,809	$351,202	$316,229	$183,632
	As of December 31, 2019
	Amount Outstanding				Average Outstanding Balance
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Repurchase Agreements, Commercial Mortgage Loans	$370,889	$132,870	$111,937	$252,543	$357,850	$337,970	$132,126	$214,812
Repurchase Agreements, Real Estate Securities	$22,078	$85,022	$244,308	$394,359	$52,711	$84,179	$181,198	$324,545
	As of December 31, 2018
	Amount Outstanding				Average Outstanding Balance
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Repurchase Agreements, Commercial Mortgage Loans	$501,310	$304,975	$565,329	$149,440	$313,509	$222,339	$456,636	$183,689
Repurchase Agreements, Real Estate Securities	$—	$10,600	$22,272	$44,539	$19,542	$3,029	$23,056	$42,079
The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the twelve months ended December 31, 2020 the maximum average outstanding balance was $721.0 million, of which $268.2 million was related to repurchase agreements on our commercial mortgage loans and $452.8 million for repurchase agreements on our real estate securities.
During the twelve months ended December 31, 2019, the maximum average outstanding balance was $612.0 million, at the end of November 30, 2019, of which $266.6 million was related to repurchase agreements on our commercial mortgage loans and $345.4 million for repurchase agreements on our real estate securities.
During the twelve months ended December 31, 2018, the maximum average outstanding balance was $560.6 million, at the end of September 30, 2018, of which $534.8 million was related to repurchase agreements on our commercial mortgage loans and $25.8 million for repurchase agreements on our real estate securities.

Private Placements
Since February 2018, we have been conducting offerings of our common stock, Series A Preferred Stock, and Series C Preferred Stock in offerings exempt from the registration requirements of the Securities Act. The following table summarizes the issuance of common stock in these offerings (dollars in thousands, except share amounts):

Total
	Shares Issued	Proceeds
Balance, December 31, 2019	12,136,262	$201,225
January 2020	284,983	4,762
February 2020	365,051	6,100
March 2020	—	—
April 2020	—	—
May 2020	—	—
June 2020	—	—
July 2020	—	—
August 2020	—	—
September 2020	—	—
October 2020	—	—
November 2020	—	—
December 2020	—	—
Balance, December 31, 2020	12,786,296	$212,087
As of December 31, 2020, we had no outstanding binding purchase commitments for common stock.
The following table summarizes the issuance of Series A Preferred Stock in these offerings (dollars in thousands, except share amounts):

Total
	Shares Issued	Proceeds
Balance, December 31, 2019	40,496	$202,549
January 2020	—	—
February 2020	14	70
March 2020	—	—
April 2020	—	—
May 2020	—	—
June 2020	—	—
July 2020	—	—
August 2020	—	—
September 2020	—	—
October 2020	—	—
November 2020	—	—
December 2020	—	—
Balance, December 31, 2020	40,510	$202,619
As of December 31, 2020, we had no outstanding binding purchase commitments for Series A Preferred Stock.
There were no issuances of Series C Preferred Stock during the year ended December 31, 2020.
As of December 31, 2020, we had no outstanding binding purchase commitments for Series C Preferred Stock.

The following tables present the activity in the Company's Series A Preferred Stock for the periods ended December 31, 2020 and December 31, 2019, respectively (dollars in thousands, except share amounts):

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2019	40,500	$202,144
Issuance of Preferred Stock	14	70
Dividends paid in Preferred Stock	1	7
Offering costs	—	(23)
Amortization of offering costs	—	94
Ending Balance, December 31, 2020	40,515	$202,292

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2018	29,249	$145,786
Issuance of Preferred Stock	11,247	56,233
Dividends paid in Preferred Stock	4	24
Offering costs	—	—
Amortization of offering costs	—	101
Ending Balance, December 31, 2019	40,500	$202,144
The following table presents the activity in the Company's Series C Preferred Stock for the period ended December 31, 2020 and December 31, 2019, (dollars in thousands, except share amounts):

Preferred C Stock	Shares	Amount
Beginning Balance, December 31, 2019	1,400	$6,966
Issuance of Preferred Stock	—	—
Dividends paid in Preferred Stock	—	—
Offering costs		(11)
Amortization of offering costs	—	7
Ending Balance, December 31, 2020	1,400	$6,962

Series C Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2018	—	$—
Issuance of Preferred Stock	1,400	6,998
Dividends paid in Preferred Stock	—	—
Offering costs	—	(33)
Amortization of offering costs	—	1
Ending Balance, December 31, 2019	1,400	$6,966

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
Dividends payable on each share of Series A and Series C Preferred Stock are generally equal to the quarterly dividend that would have been paid had such share of Preferred Stock been converted to a share of common stock, except to the extent common stock dividends have been reduced below certain specified levels. To the extent dividends on Preferred Shares are not authorized and declared by our board of directors and paid by the Company monthly, the dividend amounts will accrue.
In April 2020, the Company’s board of directors unanimously approved a transition in the timing of the dividend payments to holders of the Company’s common stock from a monthly payment with daily accruals to a quarterly accrual and payment basis. Similarly, the Company began paying accrued and unpaid dividends on Preferred Stock on a quarterly basis.
In November 2020, the Company’s board of directors declared the following fourth quarter 2020 dividends: (i) a quarterly cash dividend of $0.275 per common share (equivalent to $1.10 per annum) which was paid in January 2021 to holders of record on December 31, 2020, and (ii) a quarterly cash dividend per share of Preferred Stock equivalent to the amount of distributions that would have been paid upon a conversion of such share of Preferred Stock into common stock, which was paid in January 2021 to holders of record on December 31, 2020.
The below table shows the distributions paid on shares outstanding of common stock, as well as the amount of shares of common stock issued upon reinvestment of distributions by stockholders under our DRIP during the years ended December 31, 2020 and 2019 (dollars in thousands):

Year Ended December 31, 2020
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2020	$4,154	$1,211
February 5, 2020	4,177	1,210
March 2, 2020	3,919	1,130
April 1, 2020	5,413	—
May 1, 2020	—	—
June 1, 2020	—	—
July 1, 2020	9,463	2,679
August 1, 2020	—	—
September 1, 2020	—	—
October 1, 2020	9,540	2,653
November 1, 2020	—	—
December 23, 2020 (1)	132	—
Total	$36,798	$8,883
_____________________
(1) Payment relates to second quarter dividend distributions which were recalculated as a result of the transition from a monthly payment with daily accruals to a quarterly payment and accrual basis.

Year Ended December 31, 2019
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 4, 2019	$3,576	$1,171
February 1, 2019	3,657	1,168
March 1, 2019	3,333	1,053
April 1, 2019	3,749	1,167
May 1, 2019	3,678	1,143
June 3, 2019	3,870	1,182
July 1, 2019	3,796	1,141
August 2, 2019	4,033	1,181
September 3, 2019	4,051	1,182
October 1, 2019	3,951	1,138
November 1, 2019	4,093	1,194
December 2, 2019	3,976	1,181
Total	$45,763	$13,901
The following table shows the sources for the payment of distributions to common stockholders for the periods presented (dollars in thousands):

	Year Ended December 31,
	2020		2019
Distributions:
Cash distributions paid	$36,798		$45,763
Distributions reinvested	8,883		13,901
Total Distributions	$45,681		$59,664
Source of Distribution Coverage:
Net Income	$36,798	80.6%	$45,763	76.7%
Common stock issued under DRIP	8,883	19.4%	13,901	23.3%
Total Sources of Distributions	$45,681	100.0%	$59,664	100.0%
Net Income applicable to common stock (GAAP)	$39,826		$66,914
Cash Flows
Cash Flows for the Year Ended December 31, 2020
Net cash provided by operating activities for the year ended December 31, 2020 was $115.3 million. Cash inflows were primarily driven by net income of $54.7 million and net proceeds of $44.7 million related to originations of and proceeds from sales of commercial mortgage loans, measured at fair value.
Net cash provided by investing activities for the year ended December 31, 2020 was $240.7 million. Cash inflows were primarily driven by proceeds from principal repayments of $1,228.2 million received on commercial mortgage loans, held for investment, proceeds received from the sale/repayment of real estate securities of $346.2 million, $77.2 million of proceeds received from the sale of commercial mortgage loans, held-for-sale and $22.5 million of proceeds received from sale of real estate owned assets. Inflows were partially offset by the origination and acquisition of $1,281.2 million of commercial mortgage loans and the purchase of real estate securities of $148.6 million.
Net cash used in financing activities for the year ended December 31, 2020 was $373.0 million. Cash outflows were primarily driven by repayments on CLOs of $182.7 million, net payment on CMBS repurchase agreements of $207.5 million, $49.8 million in cash distributions to stockholders and $10.3 million of stock repurchases. Outflows were offset by $31.4 million of proceeds received from borrowing on other financing and loan participation for commercial mortgage loans, $11.7 million from borrowing on mortgage note payable and net proceeds of $23.8 million received from repurchase agreements on commercial mortgage loans.
Cash Flows for the Year Ended December 31, 2019
Net cash provided by operating activities for the year ended December 31, 2019 was $45.4 million. Cash inflows were primarily driven by an increase in net income to $83.9 million, offset by net cash outflows of $45.5 million related to originations of and proceeds from sales of commercial mortgage loans, measured at fair value.

Net cash used in investing activities for the year ended December 31, 2019 was $969.2 million. Cash outflows were primarily driven by the origination and acquisition of $1,321.6 million of commercial mortgage loans and $369.9 million of CMBS. Outflows were offset by proceeds from principal repayments of $756.1 million received on commercial mortgage loans, held for investment and proceeds from sale of commercial mortgage loans, held-for-sale of $0.0 million.
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
Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of December 31, 2020 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$59,692	$161,300	$7,700	$—	$228,692
Repurchase agreements - commercial mortgage loans	139,896	136,444	—	—	276,340
Repurchase agreements - real estate securities	186,828	—	—	—	186,828
CLOs (2)	—	—	—	1,639,227	1,639,227
Mortgage Note Payable	—	—	—	29,167	29,167
Total	$386,416	$297,744	$7,700	$1,668,394	$2,360,254
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $267.1 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of December 31, 2020.
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
Pursuant to the amended Advisory Agreement, the Advisor provides the daily management for the Company and the Operating Partnership, including an investment program consistent with the investment objectives and policies of the Company as determined and adopted from time to time by the board of directors. The initial term of the amended Advisory Agreement was three-years and was automatically renewed for an additional one-year period on January 19, 2021 and will continue to automatically renew for additional one-year periods unless either party elects not to renew.

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
Investment in Common and Preferred Stock
Refer to Note 9 - Stock Transactions for a description of the Company’s private placements. Officers of the Company and other employees of the Advisor and its affiliates (“Manager Investors”), as well as members of the Company's board of directors, have acquired common stock and Series A and Series C Convertible Preferred Stock in these private placements on substantially the same terms applying to purchases by third party accredited investors unaffiliated with the Company or the Advisor.
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
Loan Acquisitions
On February 22, 2018, the Company purchased commercial mortgage loans from an entity that is an affiliate of the Company's Advisor, for an aggregate purchase price of $27.8 million. The purchase of the commercial mortgage loans and the $27.8 million purchase price were approved by the independent directors of the Company’s board of directors. On April 18, 2018, the Company sold $23.3 million of these commercial mortgage loans into a CMBS securitization. The remaining $4.5 million of these commercial mortgage loans, recorded as held for investment, were fully paid down during the year ended December 31, 2020.
Lending Agreement with Stockholder
Pursuant to a lending and security agreement with Security Benefit Life Insurance Company ("SBL"), which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. SBL also holds 14,950 of the Company’s outstanding shares of Series A Preferred Stock. The Company incurred $0.2 million interest expense on the lending agreement with SBL for the year ended December 31, 2020. As of December 31, 2020 there was no outstanding balance under the lending agreement.

The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the years ended December 31, 2020, 2019 and 2018 and the associated amounts payable as of December 31, 2020 and 2019 (dollars in thousands). See Note 11 - Related Party Transactions and Arrangements for further detail.

	Year Ended December 31,			Payable as of December 31,
	2020	2019	2018	2020	2019
Acquisition expenses (1)	696	900	452	—	225
Administrative services expenses	13,120	16,363	13,446	2,940	1,238
Asset management and subordinated performance fee	15,178	16,226	10,299	4,773	3,326
Other related party expenses (2)(3)	703	1,610	1,259	1,812	—
Total related party fees and reimbursements	$29,697	$35,099	$25,456	$9,525	$4,789
______________________
(1) Total acquisition fees and expenses paid during the years ended December 31, 2020, 2019 and 2018 were $7.1 million, $8.4 million and $8.1 million respectively, of which $6.4 million, $7.5 million and $7.6 million were capitalized within the commercial mortgage loans, held for investment line of the consolidated balance sheets for the years ended December 31, 2020, 2019 and 2018.
(2) These are related to reimbursable costs incurred for the increase in loan origination activities and are included in Other expenses in the Company's consolidated statements of operations.
(3) The related party payable includes $1.8 million of payments made by the Advisor to third party vendors on behalf of the Company.
The amounts payable as of December 31, 2020 and 2019 in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
Off Balance Sheet Arrangements
We currently have no off balance sheet arrangements as of December 31, 2020 and through the date of the filing of this Form 10-K.
Non-GAAP Financial Measures
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT") and the Investment Program Association ("IPA") industry trade groups, have each promulgated measures respectively known as funds from operations ("FFO") and modified funds from operations ("MFFO"), which we believe to be appropriate supplemental measures to reflect the operating performance of a REIT. The use of FFO and MFFO is recommended by the REIT industry as supplemental performance measures. However, FFO and MFFO are not substitutes to GAAP net income or loss. We believe our presentations of FFO and MFFO assist investors in analyzing and comparing our operating and financial performance between reporting periods. In addition, we believe MFFO is a useful financial metric for shareholders as historically, over time, MFFO has been a strong indicator of our distributions per share and is a metric we consider in declaring our distributions. As a REIT, we generally must distribute annually at least 90% of our net taxable income, and distributions are one of the principal reasons shareholders invest in our common stock.
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of certain real estate assets, gains or losses from change in control and impairment write-downs of certain real estate assets and investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, depreciation and amortization related to real estate and after adjustments for unconsolidated partnerships and joint ventures on the same basis. Our business plan is to operate as a mortgage REIT with our portfolio consisting of commercial mortgage loan investments, investments in real estate securities and real estate owned assets.

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
Our MFFO calculation excludes impairments of real estate related investments, including loans. We assess the credit quality of our investments and adequacy of credit loss reserves on a quarterly basis, or more frequently as necessary. For loans classified as held for investment, we establish and maintain a general allowance for credit losses inherent in our portfolio at the reporting date and, where appropriate, a specific allowance for credit losses for loans we have determined to be impaired at the reporting date. An individual loan is considered impaired when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Real estate securities which have experienced a decline in fair value below their amortized cost basis (i.e., impairment) are evaluated each reporting period to determine whether the decline in fair value is due to credit-related factors. Credit-related impairment is recognized as an allowance on the consolidated balance sheets with a corresponding adjustment on the consolidated statements of operations. Significant judgment is required in this analysis. We consider the estimated net recoverable value of the loan or security as well as other factors, including but not limited to the fair value of any collateral, the amount and the status of any senior debt, the prospects for the borrower and the competitive situation of the region where the borrower does business. Fair value is typically estimated based upon discounting the expected future cash flows of the underlying collateral taking into consideration the discount rate, capitalization rate, occupancy, creditworthiness of major tenants and many other factors. This requires significant judgment and because it is based upon projections of future economic events, which are inherently subjective, the amounts ultimately realized may differ materially from the carrying value as of the balance sheet date. If upon completion of the assessment, the estimated fair value of the underlying collateral is less than the net carrying value of the loan, a specific allowance for credit losses is recorded. In the case of real estate securities, all or a portion of a deemed impairment may be recorded. Due to our limited life, any allowance for credit losses or impairment of real estate securities recorded may be difficult to recover.

The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Funds From Operations:
Net income	$54,746	$83,924	$52,825
Impairment losses on real estate owned assets	398	—	—
Depreciation and amortization	2,233	—	—
Funds from operations	$57,377	$83,924	$52,825
Modified Funds From Operations:
Funds from operations	$57,377	$83,924	$52,825
Amortization of premiums, discounts and fees on investments, net	(5,999)	(6,144)	(4,572)
Acquisition fees and acquisition expenses	696	900	452
Unrealized (gain)/loss on financial instruments	1,102	(2,081)	1,611
Provision/(benefit) for credit losses	13,296	3,007	3,370
Modified funds from operations (1)	$66,472	$79,606	$53,686
____________________________
(1) Modified funds from operations for the year ended December 31, 2020 includes a non-cash charge of $4.5 million related to the call of BSPRT 2017 - FL2 CLO on January 15, 2020. Excluding the non-cash charge modified funds from operations would be $71.0 million for the year ended December 31, 2020. Modified funds from operations for year ended December 31, 2019 includes a non-cash charge of $4.5 million related to the call of BSPRT 2017 - FL1 CLO on April 15, 2019. Excluding this non-cash charge, modified funds from operations would have been $84.1 million. Modified funds from operations for year ended December 31, 2018 includes a non-cash charge of $6.4 million related to the call of RFT 2015-FL1 CLO on February 15, 2018. Excluding this non-cash charge, modified funds from operations would have been $60.1 million.
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
As of December 31, 2020 and 2019, our portfolio included 133 and 135 variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity.
For the LIBOR sensitivity range, a reduction in LIBOR results in an increase in our portfolio return. This is driven by the LIBOR floor in place for majority of our commercial mortgage loans, held for investment. In contrast, the majority of our financing instruments do not have LIBOR floors. The presence of a LIBOR floor on interest-bearing assets coupled with lack of LIBOR floor on interest bearing liabilities allows the portfolio to generate a higher return for a decrease in LIBOR rate compared to increase in LIBOR rate for the LIBOR range presented:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	December 31, 2020	December 31, 2019
(-) 25 Basis Points	2.16%	3.22%
Base Interest Rate	—%	—%
(+) 50 Basis Points	(5.87)%	(2.20)%
(+) 100 Basis Points	(9.86)%	(0.26)%
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
In connection with the preparation of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on its assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
On March 10, 2021, we filed a corrected version of our Articles of Amendment and Restatement (“Articles”) to address a scrivener’s error relating to an incorrect cross-reference. The Articles are filed as Exhibit 3.1 to this Annual Report on Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. A copy of our Code of Ethics may be obtained, free of charge, by sending a written request to our executive office – 9 West 57th Street - Suite 4920, New York, NY 10019, attention Chief Financial Officer of Benefit Street Partners Realty Trust, Inc. In addition, the Code of Ethics is available on the Company’s website at www.bsprealtytrust.com by clicking on “Investor Relations - Code of Ethics.” Any amendments and waivers to our Code of Ethics will be disclosed on our website.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2021 annual meeting of stockholders.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2021 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2021 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2021 annual meeting of stockholders.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2021 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
    See the Index to Consolidated Financial Statements on page F-1 of this report.
(b)    Exhibits
    See the Index to Exhibit below.
Item 16. Form 10-K Summary.
None.
INDEX TO EXHIBITS
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1*	Articles of Amendment and Restatement, effective March 10, 2021.
3.2(1)	Articles Supplementary of Benefit Street Partners Realty Trust, Inc., dated June 22, 2018, relating to Series A Convertible Preferred Stock
3.3(2)	Articles Supplementary of Benefit Street Partners Realty Trust, Inc., dated December 11, 2018, relating to Additional Shares of Series A Convertible Preferred Stock
3.4(3)	Articles Supplementary of Benefit Street Partners Realty Trust, Inc., dated October 18, 2019, relating to Series C Convertible Preferred Stock
3.5(4)	Articles Supplementary of Benefit Street Partners Realty Trust, Inc., dated December 5, 2019, relating to Additional Shares of Series A Convertible Preferred Stock
3.6(5)	Amended and Restated Bylaws.
4.1(7)	Amended and Restated Agreement of Limited Partnership of Benefit Street Partners Realty Operating Partnership, L.P., dated as of December 31, 2014.
4.2(8)	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Benefit Street Partners Realty Operating Partnership, L.P., dated as of February 9, 2017.
4.3(6)	Description of Securities of the Registrant
10.1(8)†	Amended and Restated Employee and Director Incentive Restricted Share Plan.
10.2(8)†	Form of Director Restricted Share Award Agreement.
10.3(9)	Uncommitted Master Repurchase Agreement, dated as of June 18, 2014, between the Company JPM Loan, LLC and JPMorgan Chase Bank, National Association.
10.4(10)	Amendment No.1 to Master Repurchase Agreement, dated as of June 24, 2015, by and between the Company, JPM Loan, LLC and JP Morgan Chase Bank, National Association.
10.5(11)	Amendment No. 2 to Master Repurchase Agreement, dated as of September 28, 2015, between the Company, JPM Loan, LLC and JPMorgan Chase Bank, National Association.
10.6(12)	Amendment No. 3 to Master Repurchase Agreement, dated as of December 30, 2015, between the Company, JPM Loan, LLC and JPMorgan Chase Bank, National Association.
10.7(13)	Amendment No. 4 to Master Repurchase Agreement, dated as of October 5, 2016, between the Company, JPM Loan, LLC and JPMorgan Chase Bank, National Association.
10.8(14)	Guarantee Agreement, dated as of June 18, 2014, between the Company and JPMorgan Chase Bank, National Association.
10.9(15)	Form of Director and Officer Indemnification Agreement.
10.10(16)	Amended and Restated Uncommitted Master Repurchase Agreement, dated as of June 12, 2017, by and between BSPRT JPM Loan, LLC and JP Morgan Chase Bank, National Association.
10.11*	Amendment No. 5 to Amended and Restated Uncommitted Master Repurchase Agreement, dated as of October 6, 2020, by and between BSPRT JPM Loan, LLC and JP Morgan Chase Bank, National Association.
10.12(16)	Amended and Restated Guarantee Agreement, dated as of June 12, 2017, by and between the Company and JPMorgan Chase Bank, National Association.
10.13(16)	Master Repurchase and Securities Contract, dated as of June 15, 2017, between BSPRT USB Loan, LLC and U.S. Bank National Association.
10.14(16)	Payment Guaranty, dated as of June 15, 2017, by and between the Company and U.S. Bank National Association.
10.15(17)	Master Repurchase Agreement, dated as of August 31, 2017, by and among Column Financial, Inc., Credit Suisse AG, Alpine Securitization Ltd., the Company and BSPRT Finance Sub-Lender I, LLC.
10.16(17)	Guaranty, dated as of August 31, 2017, by and between the Company and Column Financial, Inc.

10.17(18)
Credit Agreement, dated as of September 19, 2017, by and among the Company, BSPRT BB Loan, LLC, BSPRT Finance Sub-Lender II, L.L.C., Barclays Bank PLC, as sole lead arranger and bookrunner, Barclays Bank PLC, as administrative agent, and the lenders from time to time partiers thereto.

10.18(18)
Guarantee and Collateral Agreement, dated as of September 19, 2017, by and among the Company, BSPRT BB Loan, LLC, BSPRT Finance Sub-Lender II, L.L.C. and Barclays Bank PLC, as administrative agent for the secured parties.

10.19(19)
Indenture, dated as of November 29, 2017, by and among BSPRT 2017-FL2 Issuer, Ltd., as issuer, BSPRT 2017-FL2 Co-Issuer, LLC, as co-issuer, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator and custodian.

10.20(20)
Amended and Restated Advisory Agreement, dated as of January 19, 2018, by and among Benefit Street Partners Realty Trust, Benefit Street Partners Realty Operating Partnership, L.P. and Benefit Street Partners, L.L.C.

10.21(21)
Indenture, dated as of April 5, 2018, by and among BSPRT 2018-FL3 Issuer, Ltd., BSPRT 2018-FL3 Co-Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator and custodian.

10.22(5)
Indenture, dated as of October 12, 2018, by and among BSPRT 2018-FL4 Issuer, Ltd., BSPRT 2018-FL4 Co-Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator and custodian.

10.23(22)	Master Repurchase and Securities Contract, dated November 21, 2018, among the Company, BSPRT WFB LOAN, LLC and Wells Fargo Bank, National Association.
10.24(22)	Guarantee Agreement, dated November 21, 2018, between the Company and Wells Fargo Bank, National Association.
10.25(22)	Master Repurchase and Securities Contract, dated March 15, 2019, among the Company, BSPRT BB FLOAT, LLC, BSPRT BB Fixed, LLC and BARCLAYS BANK PLC.
10.26(22)	Guarantee Agreement, dated March 15, 2019, between the Company and BARCLAYS BANK PLC.
10.27(23)
Indenture, dated as of May 30, 2019, by and among BSPRT 2010-FL5 Issuer, Ltd., BSPRT 2019-FL5 Co-Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator and custodian.

10.28(24)
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

10.29*
Loan and Security Agreement, dated as of February 11, 2020, as amended by that certain Agreement of Amendment No. 1, dated March 26, 2020 and that certain Consent and Amendment No. 2 to Loan and Security Agreement, dated as of July 14, 2020, among BSPRT OP Sub I, LLC, Benefit Street Partners Realty Trust, Inc., Benefit Street Partners Realty Trust LP, LLC, and Benefit Street Partners Realty Operating Partnership, L.P. and Security Benefit Life Insurance Company and the other lenders from time to time parties thereto, and Cortland Capital Market Services LLC, as administrative agent.

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Benefit Street Partners Realty Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________________________________
* Filed herewith.
† Indicates management contract or compensatory plan or arrangement.
(1) Filed as an exhibit to our current report on Form 8-K filed with the SEC on June 26, 2018.
(2) Filed as an exhibit to our current report on Form 8-K filed with the SEC on December 11, 2018.
(3) Filed as exhibit 3.1 to our current report on Form 8-K filed with the SEC on October 18, 2019.
(4) Filed as exhibit 3.1 to our current report on Form 8-K filed with the SEC on December 5, 2019.
(5) Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on November 9, 2018.
(6) Filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 17, 2020.
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
(15) Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 14, 2016.
(16) Filed as an exhibit to Amendment No. 1 to our quarterly report on Form 10-Q for the quarter ended June 30, 2017 filed with the SEC on August 23, 2017.
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
(22) Filed as an exhibit to our annual report on Form 10-K filed with the SEC on March 29, 2019.
(23) Filed as an exhibit 10.1 to our current report on Form 8-K filed with the SEC on June 5, 2019.
(24) Filed as exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 15, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benefit Street Partners Realty Trust, Inc.
Date: March 10, 2021	By	/s/ Richard J. Byrne
Richard J. Byrne
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Richard J. Byrne	Chief Executive Officer and President	March 10, 2021
Richard J. Byrne	(Principal Executive Officer)

/s/ Jerome S. Baglien	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 10, 2021
Jerome S. Baglien

/s/ Elizabeth K. Tuppeny	Lead Independent Director	March 10, 2021
Elizabeth K. Tuppeny

/s/ Buford Ortale	Director	March 10, 2021
Buford Ortale

/s/ Jamie Handwerker	Director	March 10, 2021
Jamie Handwerker

/s/ Peter McDonough	Director	March 10, 2021
Peter McDonough

BENEFIT STREET PARTNERS REALTY TRUST, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Benefit Street Partners Realty Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Benefit Street Partners Realty Trust, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule IV (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Adoption of new accounting standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for credit losses in 2020. As explained below, auditing Benefit Street Partners Realty Trust Inc.’s allowance for credit losses – Commercial mortgage loans held-for-investment, including the adoption of the new accounting guidance, was a critical audit matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Allowance for credit losses – Commercial mortgage loans held-for-investment

Description of the Matter	Allowance for credit losses – Commercial mortgage loans held-for-investment totaled $20.9 million as of December 31, 2020. As disclosed in Note 2 to the consolidated financial statements, the allowance for credit losses for the Commercial mortgage loans held-for-investment carried at amortized cost, represents a lifetime estimate of expected credit losses. As discussed above and in Note 2 to the financial statements, effective January 1, 2020 the Company adopted new accounting guidance related to the estimate of allowance for credit losses. The allowance for credit losses is established for current expected credit losses on the Company’s loan portfolio by utilizing expected loss models. When determining expected losses, the Company uses an economic scenario over a reasonable and supportable forecast period and then fully reverts to historical loss experience to estimate losses over the remaining asset lives. The Company performs a comprehensive analysis of its loan portfolio and assigns risk ratings to loans that incorporate management's current judgments about their credit quality based on all known and relevant internal and external factors that may affect collectability. Auditing the Allowance for credit losses – Commercial mortgage loans held-for-investment was complex due to the use of intricate expected loss models and the highly judgmental nature of the economic scenario and the key inputs of the models.
How We Addressed the Matter in Our Audit	With the support of specialists, we assessed the economic scenario by, among other procedures, evaluating management’s methodology and agreeing a sample of key economic variables used to external sources. We also performed and considered the results of various sensitivity analyses and analytical procedures, including comparison of a sample of the key economic variables to alternative external sources, historical statistics and peer real estate investment trust information. With respect to expected loss models, with the support of specialists, we evaluated model calculation design and re-performed the calculation for the models. We also tested the appropriateness of a sample of key inputs and assumptions used in these models by agreeing significant inputs and underlying data to internal and external sources, as well as recalculating when required. We evaluated the overall allowance amount, including model estimates and whether the recorded allowance for credit losses appropriately reflects expected credit losses on the loan portfolio. We reviewed historical loss statistics, peer real estate investment trust information, subsequent events and transactions and considered whether they corroborate or contradict the Company’s measurement of the allowance for credit losses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York
March 10, 2021

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Audited)

	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$82,071	$87,246
Restricted cash	10,070	21,876
Commercial mortgage loans, held for investment, net of allowance of $20,886 and $921 as of December 31, 2020 and December 31, 2019, respectively	2,693,848	2,762,042
Commercial mortgage loans, held-for-sale, measured at fair value	67,649	112,562
Real estate securities, available for sale, measured at fair value, amortized cost of $179,392 and $387,294 as of December 31, 2020 and December 31, 2019, respectively	171,136	386,316
Derivative instruments, measured at fair value	25	1,119
Other real estate investments, measured at fair value	2,522	2,557
Receivable for loan repayment (1)	98,551	89,317
Accrued interest receivable	15,295	16,308
Prepaid expenses and other assets	8,538	5,322
Intangible lease asset, net of amortization	13,546	14,377
Operating right of use asset, net of amortization	—	5,979
Real estate owned, net of depreciation	26,510	35,333
Receivable for unsettled trades	—	266
Total assets	$3,189,761	$3,540,620
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$1,625,498	$1,803,185
Repurchase agreements - commercial mortgage loans	276,340	252,543
Repurchase agreements - real estate securities	186,828	394,359
Mortgage note payable	29,167	29,167
Other financing and loan participation - commercial mortgage loans	31,379	—
Derivative instruments, measured at fair value	403	1,581
Interest payable	2,110	4,958
Distributions payable	15,688	6,912
Accounts payable and accrued expenses	5,125	10,925
Due to affiliates	9,525	4,789
Operating lease liability	—	6,136
Deferred rent revenue	—	150
Total liabilities	$2,182,063	$2,514,705
Redeemable convertible preferred stock Series A, $0.01 par value, 60,000 authorized and 40,515 and 40,500 issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	$202,292	$202,144
Redeemable convertible preferred stock Series C, $0.01 par value, 20,000 authorized and 1,400 issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	6,962	6,966
Equity:
Preferred stock, $0.01 par value, 50,000,000 authorized, none issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.01 par value, 949,999,000 shares authorized, 44,510,051 and 43,916,815 issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	446	441
Additional paid-in capital	912,725	903,310
Accumulated other comprehensive income (loss)	(8,256)	(978)
Accumulated deficit	(106,471)	(85,968)
Total stockholders' equity	$798,444	$816,805
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$3,189,761	$3,540,620
___________________
(1) Includes $98.6 million and $89.3 million of cash held by the servicer related to CLO loan payoffs as of December 31, 2020 and December 31, 2019.
The accompanying notes are an integral part of these consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Audited)

	Year Ended December 31,
	2020	2019	2018
Interest Income:
Interest income	$179,872	$195,299	$152,288
Less: Interest expense	66,556	90,418	70,000
Net interest income	113,316	104,881	82,288
Revenue from real estate owned	4,299	3,169	—
Total Income	$117,615	$108,050	$82,288
Expenses:
Asset management and subordinated performance fee	15,178	16,226	10,299
Acquisition expenses	696	900	452
Administrative services expenses	13,120	16,363	13,446
Professional fees	10,964	11,631	8,318
Real estate owned operating expenses	3,653	2,802	—
Depreciation and amortization	2,233	507	—
Other expenses	3,312	3,771	4,887
Total expenses	$49,156	$52,200	$37,402
Other (income)/loss:
Provision/(benefit) for credit losses	13,296	3,007	3,370
Impairment losses on real estate owned assets	398	—	—
Realized (gain)/loss on extinguishment of debt	(3,678)	—	—
Realized (gain)/loss on sale of real estate securities	10,137	—	107
Realized (gain)/loss on sale of commercial mortgage loan, held-for-sale	(184)	25	9
Realized (gain)/loss on sale of real estate owned assets, held-for-sale	(1,851)	—	—
Realized (gain)/loss on sale of commercial mortgage loan, held-for-sale, measured at fair value	(15,931)	(37,832)	(11,288)
Unrealized (gain)/loss on commercial mortgage loans, held-for-sale, measured at fair value	75	(312)	237
Unrealized (gain)/loss on other real estate investments, measured at fair value	32	(47)	—
Unrealized (gain)/loss on derivatives	995	(1,722)	1,374
Realized (gain)/loss on derivatives	12,486	4,324	(1,827)
Total other (income)/loss	$15,775	$(32,557)	$(8,018)
Income before taxes	52,684	88,407	52,904
Provision/(benefit) for income tax	(2,062)	4,483	$79
Net income	$54,746	$83,924	$52,825
Net income applicable to common stock	$39,826	$66,914	$49,181

Basic net income per share	$0.90	$1.60	$1.44
Diluted net income per share	$0.90	$1.60	$1.44
Basic weighted average shares outstanding	44,384,813	41,859,142	34,268,707
Diluted weighted average shares outstanding	44,398,879	41,871,646	36,779,735
The accompanying notes are an integral part of these consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars In thousands)
(Audited)

	Year Ended December 31,
	2020	2019	2018
Net income	$54,746	$83,924	$52,825
Unrealized gain/(loss) on available for sale securities	(7,278)	(978)	(459)
Comprehensive income attributable to Benefit Street Partners Realty Trust, Inc.	$47,468	$82,946	$52,366

The accompanying notes are an integral part of these consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2017	31,834,072	$320	$704,101	$—	$(94,082)	$610,339
Issuance of common stock	7,533,834	75	124,260	—	—	124,335
Common stock repurchases	(809,023)	(8)	(15,077)	—	—	(15,085)
Common stock issued through distribution reinvestment plan	739,052	8	14,015	—	—	14,023
Share-based compensation	5,775	—	157	—	—	157
Offering costs	—	—	102	—	—	102
Net income	—	—	—	—	52,825	52,825
Distributions declared	—	—	—	—	(53,009)	(53,009)
Other comprehensive income	—	—	—	(459)	—	(459)
Balance, December 31, 2018	39,303,710	$395	$827,558	$(459)	$(94,266)	$733,228
Issuance of common stock	4,601,904	46	76,846	—	—	76,892
Common stock repurchases	(741,853)	(7)	(13,806)	—	—	(13,813)
Common stock issued through distribution reinvestment plan	746,654	7	13,903	—	—	13,910
Share-based compensation	6,400	—	156	—	—	156
Offering costs	—	—	(1,347)	—	—	(1,347)
Net income	—	—	—	—	83,924	83,924
Distributions declared	—	—	—	—	(75,626)	(75,626)
Other comprehensive income	—	—	—	(519)	—	(519)
Balance, December 31, 2019	43,916,815	$441	$903,310	$(978)	$(85,968)	$816,805
Issuance of common stock	650,034	6	10,880	—	—	10,886
Common stock repurchases	(579,467)	(6)	(10,253)	—	—	(10,259)
Common stock issued through distribution reinvestment plan	511,899	5	8,809	—	—	8,814
Share-based compensation	10,770	—	193	—	—	193
Offering costs	—	—	(214)	—	—	(214)
Net income	—	—	—	—	54,746	54,746
Distributions declared	—	—	—	—	(67,488)	(67,488)
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	(7,761)	(7,761)
Other comprehensive income	—	—	—	(7,278)	—	(7,278)
Balance, December 31, 2020	44,510,051	$446	$912,725	$(8,256)	$(106,471)	$798,444

The accompanying notes are an integral part of these consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$54,746	$83,924	$52,825
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(5,999)	(6,144)	(4,572)
Accretion of deferred commitment fees	(6,410)	(2,754)	(1,577)
Amortization of deferred financing costs	9,585	9,584	12,681
Share-based compensation	193	156	157
Realized (gain)/loss from sale of real estate securities	10,137	—	107
Realized (gain)/loss from sale of real estate owned, held-for-sale	(1,851)	—	—
Realized (gain)/loss from extinguishment of debt	(3,678)	—	—
Unrealized (gain)/loss on commercial mortgage loans held-for-sale	75	(359)	237
Unrealized (gain)/losses on derivative instruments	995	(1,722)	1,374
Unrealized loss on other real estate securities	32	—	—
Depreciation and amortization	2,233	—	—
Recognition of deferred rent revenue	(150)	—	—
Increase/(decrease) for credit losses	13,296	3,007	3,370
Impairment losses on real estate owned assets	398	—	—
Origination of commercial mortgage loans, held-for-sale	(267,553)	(1,020,702)	(621,597)
Proceeds from sale of commercial mortgage loans, held-for-sale	312,206	975,243	573,010
Changes in assets and liabilities:
Accrued interest receivable	7,423	(765)	(3,060)
Prepaid expenses and other assets	(7,079)	(4,020)	(4,133)
Accounts payable and accrued expenses	(5,837)	6,428	(13)
Due to affiliates	4,736	1,560	(3,192)
Interest payable	(2,164)	1,933	1,481
Net cash (used in)/provided by operating activities	$115,334	$45,369	$7,098
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(1,281,158)	$(1,321,644)	$(1,598,786)
Principal repayments received on commercial mortgage loans, held for investment	1,228,225	756,141	753,921
Purchase of other real estate investments	—	(2,511)	—
Purchase of real estate owned and capital expenditures	(2,824)	(42,018)	—
Proceeds from sale of real estate owned, held-for-sale	22,472	—	—
Proceeds from sale of commercial mortgage loans, held-for-sale	77,164	—	16,910
Purchase of real estate securities	(148,580)	(369,911)	(39,510)
Proceeds from sale/repayment of real estate securities	346,201	9,369	12,456
Purchase of derivative instruments	(813)	1,333	(804)
Net cash (used in)/provided by investing activities	$240,687	$(969,241)	$(855,813)
Cash flows from financing activities:
Proceeds from issuances of common stock	$10,672	$75,545	$124,335
Proceeds from issuances of redeemable convertible preferred stock	47	63,197	146,245
Common stock repurchases	(10,259)	(13,813)	(15,085)
Reimbursements/(payments) of offering costs and fees related to stock issuances	—	—	(887)

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Borrowings under collateralized loan obligation	—	639,899	1,161,002
Repayments of collateralized loan obligation	(182,680)	(343,191)	(478,177)
Borrowings on repurchase agreements - commercial mortgage loans	682,970	1,035,524	1,833,838
Repayments of repurchase agreements - commercial mortgage loans	(659,173)	(932,420)	(1,750,088)
Borrowings on repurchase agreements - real estate securities	2,675,218	1,570,331	280,837
Repayments of repurchase agreements - real estate securities	(2,882,749)	(1,220,511)	(275,332)
Proceeds from other financing and loan participation - commercial mortgage loans	31,379	—	10,000
Repayments on other financing and loan participation - commercial mortgage loans	—	(10,000)	(26,182)
Borrowing on mortgage note payable	11,712	29,167	—
Payments of deferred financing costs	(349)	(4,540)	(12,128)
Distributions paid	(49,790)	(60,613)	(36,952)
Net cash (used in)/provided by financing activities:	$(373,002)	$828,575	$961,426
Net change in cash, cash equivalents and restricted cash	$(16,981)	$(95,297)	$112,711
Cash, cash equivalents and restricted cash, beginning of period	109,122	204,419	91,708
Cash, cash equivalents and restricted cash, end of period	$92,141	$109,122	$204,419

Supplemental disclosures of cash flow information:
Taxes paid	$4,400	$—	$355
Interest paid	59,819	78,901	53,029
Supplemental disclosures of non-cash flow information:
Common stock issued through distribution reinvestment plan	$8,814	13,903	14,023
Commercial mortgage loans transferred from held for investment to held-for-sale	76,979	—	16,750
Distribution payable	15,688	6,912	5,834
Commercial mortgage loans transferred from held-for-sale to held for investment	—	10,072	—
Real estate owned received in foreclosure	35,411	8,110	—

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$82,071	$87,246	$191,390
Restricted cash	10,070	21,876	13,029
Cash, cash equivalents and restricted cash, end of period	$92,141	$109,122	$204,419

The accompanying notes are an integral part of these consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

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
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans which the Company intends to sell through its TRS into commercial mortgage-backed securities ("CMBS") at a profit. The Company also invests in commercial real estate securities. Real estate securities may include CMBS, senior unsecured debt of publicly traded REITs, debt or equity securities of other publicly traded real estate companies and collateralized debt obligations ("CDOs"). The Company also owns real estate acquired by the Company through foreclosure and deed in lieu of foreclosure, and purchased for investment, typically subject to triple net leases.
Note 2 - Summary of Significant Accounting Policies
Basis of Accounting
The Company's consolidated financial statements and related footnotes have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America ("GAAP") and pursuant to the requirements for reporting on Form 10-K and Regulation S-X, as appropriate.
Certain prior period amounts have been reclassified to conform with current presentation. In the opinion of management, all normal recurring adjustments considered necessary for a fair statement of the results of the periods presented have been included. The current period’s results of operations will not necessarily be indicative of results in any subsequent reporting period.
Use of Estimates
GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. In the opinion of management, the interim data includes all adjustments, of a normal and recurring nature, necessary for a fair statement of the results for the periods presented. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the entire year or any subsequent periods.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
In response to the global coronavirus (COVID-19) pandemic, numerous countries, including the U.S., have declared national emergencies with respect to COVID-19 and certain jurisdictions, including those where our corporate headquarters and/or properties that secure our investments, or properties that the Company owns, are located, have at times imposed “stay-at-home” guidelines or orders or other restrictions to help prevent its spread. The effects of COVID-19 may negatively and materially impact significant estimates and assumptions used by the Company including, but not limited to estimates of expected credit losses, valuation of our equity method investments and the fair value estimates of the Company’s assets and liabilities. Actual results could materially differ from those estimates.
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
Acquisition Expenses
The Company capitalizes certain direct costs relating to loan origination activities. The cost is amortized over the life of the loan and recognized in interest income in the Company's consolidated statements of operations. Acquisition expenses paid on future funding amounts are expensed within the acquisition expenses line in the Company's consolidated statements of operations.
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
Commercial Mortgage Loans
Held for Investment - Commercial mortgage loans that are held for investment purposes and are anticipated to be held until maturity, are carried at cost, net of unamortized acquisition expenses, discounts or premiums and unfunded commitments. Commercial mortgage loans, held for investment purposes, are carried at amortized cost less a specific allowance for credit losses. Interest income is recorded on the accrual basis and related discounts, premiums and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the Company’s consolidated statements of operations. Guaranteed loan commitment fees payable by the borrower upon maturity are accreted over the life of the investment using the effective interest method. The accretion of guaranteed loan commitment fees is recognized in interest income in the Company's consolidated statements of operations.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
Held-for-Sale, Accounted for Under the Fair Value Option - The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, and written loan commitments. The Company has elected to measure commercial mortgage loans held-for-sale in the Company's TRS under the fair value option. These commercial mortgage loans are included in the Commercial mortgage loans, held-for-sale, measured at fair value in the consolidated balance sheets. Interest income received on commercial mortgage loans held-for-sale, measured at fair value is recorded on the accrual basis of accounting and is included in interest income in the consolidated statements of operations. Costs to originate these investments are expensed when incurred.
Real estate owned
Real estate owned (“REO”) assets represent real estate acquired by the Company through foreclosure, deed in lieu of foreclosure, or purchase. REO assets are carried at their estimated fair value at acquisition and are presented net of accumulated depreciation and impairment charges. The Company allocates the purchase price of acquired real estate assets based on the fair value of the acquired assets such as land, building, furniture, fixtures and equipment. Asset acquisitions in which monetary consideration is given generally includes the transaction costs of the asset acquisition. Acquiring assets in groups requires not only ascertaining the cost of the asset (or net asset) group but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of a group of assets acquired in an asset acquisition shall be allocated to the individual assets acquired or liabilities assumed based on their relative fair values and shall not give rise to goodwill.
Real estate owned assets are depreciated using the straight-line method over estimated useful lives of up to 40 years for buildings and improvements and up to 15 years for furniture, fixtures and equipment. Renovations and/or replacements that improve or extend the life of the real estate owned assets are capitalized and depreciated over their estimated useful lives. Real estate owned revenue is recognized when the Company satisfies a performance obligation by transferring a promised good or service to a customer. The Company is considered to have satisfied all performance obligations at a point in time.
Real estate owned assets that are probable to be sold within one year are reported as held-for-sale. Real estate owned assets classified as held-for-sale shall be measured at the lower of its carrying amount or fair value less cost to sell. Real estate owned assets shall not be depreciated or amortized while it is classified as held-for-sale. Interest and other expenses attributable to the liabilities of a disposal group classified as held-for-sale shall continue to be accrued. Upon the disposition of a real estate owned asset, the Company calculates realized gains and losses as net proceeds received less the carrying value of the real estate owned asset. Net proceeds received are net of direct selling costs associated with the disposition of the real estate owned asset.
Leases
Operating right of use assets "ROU" represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. Leases will be classified as either a finance or operating lease, with such classification affecting the pattern and classification of expense recognition in the consolidated statements of operations. For leases greater than 12 months, the Company determines, at the inception of the contract, if the arrangement meets the classification criteria for an operating or finance lease. For leases that have extension options, which can be exercised at the Company's discretion, management uses judgment to determine if it is reasonably certain that such extension options will be elected. If the extension options are reasonably certain to occur, the Company includes the extended term's lease payments in the calculation of the respective lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The incremental borrowing rate used to discount the lease liability is determined at commencement of the lease, or upon modification of the lease, as the interest rate a lessee would have to pay to borrow on a fully collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company's incremental borrowing rate considers information at both the corporate and property level and analysis of current market conditions for obtaining new financings. All leases as of December 31, 2020 and December 31, 2019 were operating leases.
Separately, on October 15, 2019, the Company acquired certain real estate assets which had an existing in-place lease asset. This in-place lease asset is recorded as an Intangible lease asset on the consolidated balance sheets and amortized using the straight-line method over the contractual life of the lease.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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

	Pre-adoption	Transition Adjustment	Post-adjustment
Assets
Commercial mortgage loans, held for investment, net of allowance	$2,762,042	$(7,211)	$2,754,831
Liabilities
Accounts payable and accrued expenses (1)	10,925	(550)	10,375
Equity
Accumulated deficit	$(85,968)	$(7,761)	$(93,729)
_______________________
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
December 31, 2020
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
1.Very Low Risk- Investment exceeding fundamental performance expectations and/or capital gain expected. Trends and risk factors since time of investment are favorable.
2.Low Risk- Performing consistent with expectations and a full return of principal and interest expected. Trends and risk factors are neutral to favorable.
3.Average Risk- Performing investments requiring closer monitoring. Trends and risk factors show some deterioration.
4.High Risk/Delinquent/Potential for Loss- Underperforming investment with the potential of some interest loss but still expecting a positive return on investment. Trends and risk factors are negative.
5.Impaired/Defaulted/Loss Likely- Underperforming investment with expected loss of interest and some principal.
The Company also considers qualitative and environmental factors, including, but not limited to, economic and business conditions, nature and volume of the loan portfolio, lending terms, volume and severity of past due loans, concentration of credit and changes in the level of such concentrations in its determination of the allowance for credit losses.
Changes in the allowance for credit losses for the Company’s financial instruments are recorded in Provision/(benefit) for credit losses on the consolidated statements of operations with a corresponding offset to the financial instrument’s amortized cost recorded on the consolidated balance sheets, or as a component of Accounts payable and accrued expenses for unfunded loan commitments.
The Company has elected to not measure an allowance for credit losses for accrued interest receivable as it is timely, following three months time, reversed against interest income when a loan, real estate security or preferred equity investment is placed on nonaccrual status. The Company did not record reversals of accrued interest receivable during the year ended December 31, 2020. Loans are charged off against the Provision/(benefit) for credit losses when all or a portion of the principal amount is determined to be uncollectible.
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
December 31, 2020
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
AFS real estate securities which have experienced a decline in the fair value below their amortized cost basis (i.e., impairment) are evaluated each reporting period to determine whether the decline in fair value is due to credit-related factors. Any impairment that is not credit-related is recognized in accumulated other comprehensive income, while credit-related impairment is recognized as an allowance on the consolidated balance sheets with a corresponding adjustment on the consolidated statements of operations. If the Company intends to sell an impaired real estate security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in the consolidated statements of operations with a corresponding adjustment to the security’s amortized cost basis.
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
The non-credit loss component of the unrealized loss within the Company’s AFS portfolio is recognized as an adjustment to the individual security’s asset balance with an offsetting entry to accumulated other comprehensive income in the consolidated balance sheets.
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
Deferred Financing Costs
The deferred financing costs related to the Company's various Master Repurchase Agreements as well as certain prepaid subscription costs are included in Prepaid expenses and other assets on the consolidated balance sheets. Deferred financing cost on the Company's collateralized loan obligations ("CLO") are netted against the Company's CLO payable in the Collateralized loan obligations on the consolidated balance sheets. Deferred financing costs are amortized over the terms of the respective financing agreement using the effective interest method and included in interest expense on the Company's consolidated statements of operations. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Offering and Related Costs
Since 2018, the Company has from time to time offered, and may in the future offer, shares of the Company’s common stock or one or more series of its preferred stock (“Preferred Stock”), including its Series A convertible preferred stock (“Series A Preferred Stock”) and Series C convertible preferred stock (the “Series C Preferred Stock,”) in private placements exempt from the registration requirements of the Securities Act of 1933, as amended. In connection with these offerings, the Company incurs various offering costs. These offering costs include but are not limited to legal, accounting, printing, mailing and filing fees, and diligence expenses of broker-dealers. Offering costs for the common stock are recorded in the Company’s stockholders’ equity, while the offering costs for the Preferred Stock are included within Series A Preferred Stock and Series C Preferred Stock, respectively, on the Company’s consolidated balance sheets.
Distribution Reinvestment Plan
Pursuant to the Company's distribution reinvestment plan ("DRIP"), stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. The purchase price for shares purchased through the DRIP is the lesser of (i) the Company’s most recent estimated per share NAV, and (ii) the Company’s GAAP book value per share. There is no market for our common stock. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the consolidated balance sheets in the period distributions are declared.
Share-Based Compensation
The Company has a share-based incentive plan for certain of the Company's directors, officers and employees of the Advisor and its affiliates. Share-based awards are measured at the grant date fair value and is recognized as compensation expense on a on a straight line basis over the related vesting period of the award. See Note 12 - Share-Based Compensation.
Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRS, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRS is not consolidated for U.S. federal income tax purposes, but is instead taxed as a C corporation. For financial reporting purposes, the TRS is consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRS. Total income tax provision/(benefit) for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 were $(2.1) million, $4.5 million and $0.1 million, respectively.
The Company uses a more-likely-than-not threshold for recognition and derecognition of tax positions taken or to be taken in a tax return. The Company has assessed its tax positions for all open tax years beginning with December 31, 2017 and concluded that there were no uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes.
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
December 31, 2020
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
Reportable Segments
The Company has determined that it has four reportable segments based on how the chief operating decision maker reviews and manages the business. The four reporting segments are as follows:
•The real estate debt business which is focused on originating, acquiring and asset managing commercial real estate debt investments, including first mortgage loans, subordinate mortgages, mezzanine loans and participations in such loans.
•The real estate securities business which is focused on investing in and asset managing commercial real estate securities primarily consisting of CMBS and may include unsecured REIT debt, CDO notes and other securities.
•The commercial conduit business in the Company's TRS, which is focused on originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market.
•The real estate owned business represents real estate acquired by the Company through foreclosure, deed in lieu of foreclosure, or purchase.
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
December 31, 2020
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
Accounting Pronouncements Not Yet Adopted
On March 12, 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through December 31, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.
Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (dollars in thousands):

	December 31, 2020	December 31, 2019
Senior loans	$2,698,823	$2,721,325
Mezzanine loans	15,911	41,638
Total gross carrying value of loans	2,714,734	2,762,963
Less: Allowance for credit losses (1)	20,886	921
Total commercial mortgage loans, held for investment, net	$2,693,848	$2,762,042
________________________
(1)As of December 31, 2020 and 2019, there have been no specific reserves for loans in non-performing status.
As of December 31, 2020 and December 31, 2019, the Company's total commercial mortgage loan portfolio, excluding commercial mortgage loans accounted for under the fair value option, was comprised of 130 and 122 loans, respectively.
Allowance for Credit Losses
The following table presents the activity in the Company's allowance for credit losses, excluding the unfunded loan commitments, as of December 31, 2020 (dollars in thousands):

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

	Year Ended December 31, 2020
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self Storage	Manufactured Housing	Total
Beginning Balance	$322	$202	$249	$23	$4	$103	$—	$18	$921
Cumulative-effect adjustment upon adoption of ASU 2016-13	3,220	386	1,966	434	9	739	399	58	7,211
Current Period:
Provision/(benefit) for credit losses	(447)	(184)	(640)	3,338	119	11,231	(282)	46	13,181
Write offs	—	—	—	—	—	(427)	—	—	(427)
Ending Balance	$3,095	$404	$1,575	$3,795	$132	$11,646	$117	$122	$20,886
The Company recorded an increase in its allowance for credit losses during the year ended December 31, 2020 of $13.2 million. This is primarily driven by the significant adverse change in the overall economic outlook due to the COVID-19 pandemic.
The following table presents the activity in the Company's allowance for credit losses, for the unfunded loan commitments, as of December 31, 2020 (dollars in thousands):

	Year Ended December 31, 2020
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self Storage	Manufactured Housing	Total
Beginning Balance	$—	$—	$—	$—	$—	$—	$—	$—	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	239	40	150	30	1	57	28	5	550
Current Period:
Provision/(benefit) for credit losses	(154)	(40)	(103)	388	13	44	(28)	(5)	115
Ending Balance	$85	$—	$47	$418	$14	$101	$—	$—	$665
The following table represents the composition by loan type of the Company's commercial mortgage loans portfolio, excluding commercial mortgage loans, held for investment (dollars in thousands):

	December 31, 2020		December 31, 2019
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$1,202,694	44.2%	$1,491,971	53.9%
Office	517,464	19.0%	414,772	15.0%
Hospitality	403,908	14.8%	446,562	16.1%
Industrial	243,404	8.9%	118,743	4.3%
Mixed Use	102,756	3.8%	58,808	2.1%
Self Storage	86,424	3.2%	67,767	2.4%
Retail	78,550	2.9%	111,620	4.0%
Manufactured Housing	71,263	2.6%	44,656	1.6%
Land	16,400	0.6%	16,400	0.6%
Total	$2,722,863	100.0%	$2,771,299	100.0%

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
As of December 31, 2020 and 2019, the Company's total commercial mortgage loans, held-for-sale, measured at fair value was comprised of three and seven loans, respectively. As of December 31, 2020 and 2019, the contractual principal outstanding of commercial mortgage loans, held-for-sale, measured at fair value was $67.6 million and $112.5 million, respectively. As of December 31, 2020 and 2019, none of the Company's commercial mortgage loans, held-for-sale, measured at fair value were in default or greater than 90 days past due.
The following table represents the composition by loan type of the Company's commercial mortgage loans, held-for-sale, measured at fair value (dollars in thousands):

	December 31, 2020		December 31, 2019
Loan Type	Par Value	Percentage	Par Value	Percentage
Industrial	$67,550	99.9%	$23,625	21.0%
Multifamily	100	0.1%	78,250	69.6%
Retail	—	—%	2,613	2.3%
Hospitality	—	—%	8,000	7.1%
Total	$67,650	100.0%	$112,488	100.0%
Loan Credit Quality and Vintage
The following tables present the amortized cost of our commercial mortgage loans, held for investment as of December 31, 2020, by loan type, the Company’s internal risk rating and year of origination. The risk ratings are updated as of December 31, 2020.

	2020	2019	2018	2017	2016	2015	Prior	Total
Multifamily:
Risk Rating:
1-2 internal grade	$583,550	$349,588	$188,975	$—	$—	$—	$3,488	$1,125,601
3-4 internal grade	—	—	35,887	37,812	—	—	—	73,699
Total Multifamily Loans	$583,550	$349,588	$224,862	$37,812	$—	$—	$3,488	$1,199,300

Retail:
Risk Rating:
1-2 internal grade	$13,277	$22,760	$16,400	$—	$—	$—	$—	$52,437
3-4 internal grade	—	12,872	29,425	—	—	—	—	42,297
Total Retail Loans	$13,277	$35,632	$45,825	$—	$—	$—	$—	$94,734

Office:
Risk Rating:
1-2 internal grade	$244,301	$160,709	$61,169	$40,846	$—	$—	$—	$507,025
3-4 internal grade	—	—	—	8,392	—	—	—	8,392
Total Office Loans	$244,301	$160,709	$61,169	$49,238	$—	$—	$—	$515,417

Industrial:
Risk Rating:
1-2 internal grade	$119,193	$89,590	$—	$—	$—	$33,655	$—	$242,438
3-4 internal grade	—	—	—	—	—	—	—	—
Total Industrial Loans	$119,193	$89,590	$—	$—	$—	$33,655	$—	$242,438

Mixed Use:

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020

Risk Rating:
1-2 internal grade	$30,246	$—	$59,451	$12,839	$—	$—	$—	$102,536
3-4 internal grade	—	—	—	—	—	—	—	—
Total Mixed Use Loans	$30,246	$—	$59,451	$12,839	$—	$—	$—	$102,536

Hospitality:
Risk Rating:
1-2 internal grade	$26,878	$10,547	$—	$—	$—	$—	$—	$37,425
3-4 internal grade	—	160,079	115,026	90,612	—	—	—	365,717
Total Hospitality Loans	$26,878	$170,626	$115,026	$90,612	$—	$—	$—	$403,142

Self Storage:
Risk Rating:
1-2 internal grade	$41,305	$—	$44,908	$—	$—	$—	$—	$86,213
3-4 internal grade	—	—	—	—	—	—	—	—
Total Self Storage Loans	$41,305	$—	$44,908	$—	$—	$—	$—	$86,213

Manufactured Housing:
Risk Rating:
1-2 internal grade	$25,905	$45,049	$—	$—	$—	$—	$—	$70,954
3-4 internal grade	—	—	—	—	—	—	—	—
Total Manufactured Housing Loans	$25,905	$45,049	$—	$—	$—	$—	$—	$70,954

Total	$1,084,655	$851,194	$551,241	$190,501	$—	$33,655	$3,488	$2,714,734
Past Due Status
The following table presents an aging summary of the loans amortized cost basis at December 31, 2020 (dollars in thousands):

	Multifamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self Storage	Manufactured Housing	Total
Status:
Current	$1,161,488	$94,734	$515,417	$242,438	$102,536	$346,067	$86,213	$70,954	$2,619,847
1-29 days past due	—	—	—	—	—	—	—	—	—
30-59 days past due (1)	37,812	—	—	—	—	—	—	—	37,812
60-89 days past due	—	—	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—	—	—
120+ days past due (1)	—	—	—	—	—	57,075	—	—	57,075
Total	$1,199,300	$94,734	$515,417	$242,438	$102,536	$403,142	$86,213	$70,954	$2,714,734
________________________
(1) For the year ended December 31, 2020, interest income recognized on these two loans was $1.9 million.
As of December 31, 2020, the Company had two loans on non-accrual status with a total cost basis of $94.9 million for which there was no related allowance for credit losses. As of December 31, 2019, the Company had one loan on non-accrual status with a cost basis of $57.1 million.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
All commercial mortgage loans, excluding loans classified as commercial mortgage loans, held-for-sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2.0. As of December 31, 2020 and 2019, the weighted average risk ratings of loans were 2.2 and 2.1, respectively.
The following table represents the allocation by risk rating for the Company's commercial mortgage loans, held for investment, measured at fair value:

December 31, 2020			December 31, 2019
Risk Rating	Number of Loans	Par Value	Risk Rating	Number of Loans	Par Value
1	—	$—	1	—	—
2	104	2,232,045	2	113	2,452,330
3	22	384,040	3	8	298,994
4	4	106,778	4	1	19,975
5	—	—	5	—	—
	130	$2,722,863		122	$2,771,299
For the years ended December 31, 2020 and December 31, 2019, the activity in the Company's commercial mortgage loans, held for investment portfolio was as follows (dollars in thousands):

	Year Ended December 31,
	2020	2019
Balance at Beginning of Year	$2,762,042	$2,206,830
Cumulative-effect adjustment upon adoption of ASU 2016-13	(7,211)	—
Acquisitions and originations	1,287,720	1,326,983
Principal repayments	(1,223,490)	(771,774)
Discount accretion/premium amortization	6,146	6,264
Loans transferred from/(to) commercial real estate loans, held-for-sale	(76,979)	10,100
Net fees capitalized into carrying value of loans	(6,562)	(5,339)
Provision/(benefit) for credit losses	(13,181)	(3,007)
Charge-off from allowance	427	6,922
Transfer to real estate owned	(35,064)	—
Transfer on deed in lieu of foreclosure to real estate owned	—	(14,937)
Balance at End of Year	$2,693,848	$2,762,042

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
During the year ended December 31, 2020, the Company wrote off a commercial mortgage loan, held for investment, with a carrying value of $14.4 million in exchange for the possession of a REO investment at a fair value of $14.0 million at the time of the transfer. This $14.0 million REO investment was comprised of $11.6 million of real property (land, building and improvements) and $2.4 million of personal property (furniture, fixture, and equipment). The transfer occurred when the Company took possession of the property by completing a foreclosure transaction in March 2020, resulting in a $0.4 million impairment loss at the time of transfer. Since the foreclosure was entered into due to the borrower experiencing financial difficulty and the recorded investment in the receivable was more than the fair value for the collateral collected, the transaction qualifies as a TDR. The Company sold this REO asset during the year ended December 31, 2020 for a $1.4 million gain, presented net of direct selling costs associated with the disposition of the asset, included within Realized gain/loss on sale of real estate owned assets, held-for-sale in the Company's consolidated statements of operations. The results of operations of the REO and the gain on sale have been included in the Company’s consolidated statements of operations for the year ended December 31, 2020.
During the year ended December 31, 2020, the Company reached an agreement with a borrower to take possession of certain real estate collateral. At the time of transfer, the carrying value of the commercial mortgage loan, held for investment was $21.1 million, which was exchanged for possession of the REO asset at a purchase price of $21.4 million. This $21.4 million REO investment was comprised of $18.9 million of real property (land, building and improvements) and $2.5 million of personal property (furniture, fixture, and equipment). The Company accounted for the REO acquired during the year ended December 31, 2020 as an asset acquisition. No gain or loss was recognized at the time of transfer. The Company sold this REO asset during the year ended December 31, 2020 for a $0.4 million gain, included within Realized gain/loss on sale of real estate owned assets, held-for-sale in the Company's consolidated statements of operations.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 4 - Real Estate Securities
The following is a summary of the Company's real estate securities, CMBS (dollars in thousands):

December 31, 2020
Type	Interest Rate	Maturity	Par Value	Fair Value
CMBS 1	3.0%	5/15/2022	$13,250	$12,657
CMBS 2	2.2%	6/26/2025	10,800	10,335
CMBS 3	2.5%	2/15/2036	40,000	38,292
CMBS 4	1.9%	6/15/2037	8,000	7,892
CMBS 5	2.1%	9/15/2037	24,000	23,297
CMBS 6	2.3%	6/15/2034	12,000	11,580
CMBS 7	1.5%	12/15/2036	20,000	18,975
CMBS 8	1.8%	12/15/2036	25,000	23,268
CMBS 9	2.3%	3/15/2035	25,665	24,840

December 31, 2019
Type	Interest Rate	Maturity	Par Value	Fair Value
CMBS 1	4.7%	5/15/2022	$13,250	$13,274
CMBS 2	3.8%	6/26/2025	12,131	12,151
CMBS 3	4.1%	2/15/2036	40,000	40,186
CMBS 4	3.7%	5/15/2036	18,500	18,535
CMBS 5	3.1%	5/15/2036	15,000	15,019
CMBS 6	3.2%	5/15/2037	13,500	13,525
CMBS 7	3.4%	5/15/2037	15,000	15,028
CMBS 8	3.2%	6/15/2037	7,000	7,013
CMBS 9	3.6%	2/15/2036	9,600	9,641
CMBS 10	3.5%	8/15/2036	10,000	10,027
CMBS 11	3.6%	6/15/2037	8,000	8,015
CMBS 12	3.3%	7/15/2038	13,000	13,022
CMBS 13	3.3%	9/15/2037	32,000	32,074
CMBS 14	3.7%	9/15/2037	24,000	24,084
CMBS 15	3.3%	10/19/2038	50,000	50,094
CMBS 16	3.7%	10/19/2038	26,000	26,029
CMBS 17	3.2%	6/15/2034	15,000	15,022
CMBS 18	3.5%	6/15/2034	6,500	6,509
CMBS 19	3.9%	6/15/2034	12,000	12,022
CMBS 20	3.1%	12/15/2036	20,000	20,021
CMBS 21	3.4%	12/15/2036	25,000	25,025
The Company classified its CMBS investments as available for sale as of December 31, 2020 and December 31, 2019. These investments are reported at fair value in the consolidated balance sheets with changes in fair value recorded in accumulated other comprehensive income/(loss). The weighted average contractual maturity for CLO investments included within the CMBS portfolio as of December 31, 2020 and December 31, 2019 was 14 and 17 years. The weighted average contractual maturity for single asset single borrower "SASB" investments as of December 31, 2020 and December 31, 2019 was 14 and 5 years.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
The following table shows the amortized cost, allowance for expected credit losses, unrealized gain/(loss) and fair value of the Company's CMBS investments by investment type (dollars in thousands):

	Amortized Cost	Credit Loss Allowance	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2020
CLO	$123,444	$—	$—	$(4,888)	$118,556
SASB	55,948	—	—	(3,368)	52,580
Total	$179,392	$—	$—	$(8,256)	$171,136
December 31, 2019
CLO	$330,000	$—	$1	(881)	$329,120
SASB	57,294	—	—	(98)	57,196
Total	$387,294	$—	$1	$(979)	$386,316
As of December 31, 2020 the Company held nine CMBS positions with an amortized cost basis of $179.4 million and an unrealized loss of $8.3 million, of which seven positions had an unrealized loss for a period greater than twelve months. As of December 31, 2019, the Company held 21 CMBS positions with an amortized cost basis of $387.3 million and an unrealized loss of $1.0 million of which 2 positions had an unrealized loss for a period greater than twelve months.
The following table provides information on the unrealized losses and fair value on the Company's real estate securities, CMBS, available for sale that were in an unrealized loss position, and for which an allowance for credit losses has not been recorded as of December 31, 2020 and December 31, 2019 (amounts in thousands):

	Fair Value		Unrealized Loss
	Securities with an unrealized loss less than 12 months	Securities with an unrealized loss greater than 12 months	Securities with an unrealized loss less than 12 months	Securities with an unrealized loss greater than 12 months
December 31, 2020
CLOs	$63,131	$55,425	$(2,824)	$(2,064)
SASB	—	52,580	—	(3,368)
Total	$63,131	$108,005	$(2,824)	$(5,432)
December 31, 2019
CLOs	$315,845	$13,275	$(863)	$(17)
SASB	45,045	12,151	(67)	(31)
Total	$360,890	$25,426	$(930)	$(48)
As of December 31, 2020 and December 31, 2019, there were seven securities and two securities, respectively with unrealized losses for a period greater than twelve months reflected in the table above. After evaluating the securities, the Company concluded that the unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that the Company did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, the portfolio is made up of investment grade securities of recent originations and higher tranches, and that there were no material credit events that would have caused us to otherwise conclude that the Company would not recover our cost. The allowance for credit losses is calculated using a discounted cash flow approach and is measured as the difference between the original cash flows expected to be collected to the revised cash flows expected to be collected discounted using the effective interest rate, limited by the amount that the fair value is less than the amortized cost basis. Significant judgment is used in projecting cash flows. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
The following table provides information on the amounts of gain/(loss) on the Company's real estate securities, CMBS, available for sale (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Unrealized gain/(loss) available for sale securities	$(8,026)	$(978)	$(459)
Reclassification of net (gain)/loss on available for sale securities included in net income (loss)	748	—	—
Unrealized gain/(loss) available for sale securities, net of reclassification adjustment	$(7,278)	$(978)	$(459)
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
The deterioration in fair value of real estate securities for both collateralized loan obligations and other securities as of December 31, 2020 can be attributed mainly to the market down-turn and volatility as a result of high unemployment and credit uncertainties related to the outbreak of COVID-19. Management currently does not have the intention to sell any of the real estate securities as of December 31, 2020.
Note 5 - Real Estate Owned
The following table summarizes the Company's real estate owned assets as of December 31, 2020 (dollars in thousands):

As of December 31, 2020
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
October 2019 (1)	Office	Jeffersonville, IN	$1,887	$21,989	$3,565	$(931)	$26,510
			$1,887	$21,989	$3,565	$(931)	$26,510
________________________
(1) Refer to Note 2 for the useful life of the above assets.
The following table summarizes the Company's real estate owned assets as of December 31, 2019 (dollars in thousands):

As of December 31, 2019
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
August 2019 (1)(2)	Hotel	Chicago, IL	$—	$8,110	$—	$(86)	$8,024
October 2019 (1)	Office	Jeffersonville, IN	1,887	25,554	—	(133)	$27,309
			$1,887	$33,664	$—	$(219)	$35,333
________________________
(1) Refer to Note 2 for the useful life of the above assets.
(2) Represents assets acquired by the Company by completing a deed-in-lieu of foreclosure transaction.
Depreciation expense for the years ended December 31, 2020 and 2019 totaled $1.0 million and $0.2 million, respectively.
During the year ended December 31, 2020, the Company entered into a deed in lieu of foreclosure agreement which resulted in the transfer of the REO asset located in Chicago, Illinois to a third party and thereby extinguished $11.0 million of debt that was acquired by the Company in 2020. The cost basis of the REO asset at the time of transfer was $16.3 million and liabilities assumed by the third party, including the extinguishment of debt, were $19.5 million, resulting in a realized gain of $3.2 million recognized in the consolidated statements of operations for the year ended December 31, 2020. In addition, during the first quarter of 2020, the Company recorded $0.4 million of Impairment losses on real estate owned assets in the consolidated statement of operations as indicators of impairment were noted through the Company's test for recoverability and review of the valuation estimates and operating results.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 6 - Leases
Operating Right of Use Asset
The Company had no operating right of use assets as of December 31, 2020 (see Note 5 - Real Estate Owned).
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
Operating Lease Liabilities
The Company had no operating lease liabilities as of December 31, 2020 (see Note 5 - Real Estate Owned).
On August 19, 2019, in conjunction with a deed-in-lieu of foreclosure transaction, the Company assumed a non-cancelable ground lease for the land on which the property is located and classified the lease as an operating lease. The ground lease required monthly rental payments with annual increases of 3%. The initial term of the lease expired in 2067, which included a sixty-year period renewal. Rent expense for this operating lease for the years ended December 31, 2020 and 2019 totaled $0.7 million and $0.3 million, respectively.
The discount rate used to calculate the lease liability was 9% and the remaining lease term was 47.95 years as of December 31, 2019.
Intangible Lease Asset
The following table summarizes the Company's intangible lease asset recognized in the consolidated balance sheets as of December 31, 2020 (dollars in thousands):

Acquisition Date	Property Type	Primary Location(s)	Intangible Lease Asset, Gross	Accumulated Amortization	Intangible Lease Asset, Net of Amortization
October 2019	Office	Jeffersonville, IN	$14,509	$(963)	$13,546
			$14,509	$(963)	$13,546
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
Rental Income
On October 15, 2019, the Company purchased an office building that was subject to an existing triple net lease. The minimum rental amount due under the lease is subject to annual increases of 1.5%. The initial term of the lease expires in 2037 and contains renewal options for four consecutive five-year terms. The remaining lease term is 16.3 years. Rental income for this operating lease for the years ended December 31, 2020 and 2019 totaled $2.9 million and $0.6 million, respectively and is included in Revenue from real estate owned in the consolidated statements of operations.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
The following table summarizes the Company's schedule of future minimum rents to be received under the lease (dollars in thousands):

Minimum Rents	December 31, 2020
2021	$2,568
2022	2,607
2023	2,646
2024	2,686
2025	2,726
2026 and beyond	34,168
Total minimum rent	$47,401
Amortization Expense
Intangible lease assets are amortized using the straight-line method over the contractual life of the lease, of a period up to 20 years. The weighted average life of intangible assets as of December 31, 2020 is approximately 16.3 years. Amortization expense for the years ended December 31, 2020 and 2019 totaled $0.8 million and $0.2 million, respectively.
The following table summarizes the Company's expected amortization for intangible assets over the next five years, assuming no further acquisitions or dispositions (dollars in thousands):

Amortization Expense	December 31, 2020
2021	$(825)
2022	(825)
2023	(825)
2024	(825)
2025	(825)
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
The details of the Company's Repo Facilities at December 31, 2020 and December 31, 2019 are as follows (dollars in thousands):

As of December 31, 2020
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Initial Term Maturity
JPM Repo Facility (2)	$300,000	$113,884	$5,020	2.54%	10/6/2022
USB Repo Facility (3)	100,000	5,775	599	2.40%	6/15/2021
CS Repo Facility (4)	200,000	106,971	3,539	2.84%	8/19/2021
WF Repo Facility (5)	175,000	27,150	1,041	2.50%	11/21/2021
Barclays Revolver Facility (6)	100,000	—	387	N/A	9/20/2021
Barclays Repo Facility (7)	300,000	22,560	1,046	2.51%	3/15/2022
Total	$1,175,000	$276,340	$11,632
________________________
(1) For the year ended December 31, 2020. Includes amortization of deferred financing costs.
(2) On October 6, 2020 the maturity date was amended to October 6, 2022.
(3) On June 9, 2020, the Company exercised the extension option upon the satisfaction of certain conditions, and extended the term maturity to June 15, 2021.
(4) On August 28, 2020, the Company exercised the extension option upon the satisfaction of certain conditions, and extended the term maturity to August 19, 2021. Additionally, in 2020 the committed financing amount was downsized from $300 million to $200 million.
(5) On November 17, 2020, the Company exercised the extension option upon the satisfaction of certain conditions, and extended the term maturity to November 21, 2021. There are two more one-year extension options available at the Company's discretion.
(6) There is one one-year extension option available at the Company's discretion.
(7) Includes two one-year extensions at the Company's option.

As of December 31, 2019
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Initial Term Maturity
JPM Repo Facility (2)	$300,000	$107,526	$6,862	4.51%	1/30/2021
USB Repo Facility (3)	100,000	—	622	N/A	6/15/2020
CS Repo Facility (4)	300,000	87,375	5,563	4.84%	3/27/2020
WF Repo Facility (5)	175,000	24,942	1,333	3.65%	11/21/2020
Barclays Revolver Facility (6)	100,000	—	976	N/A	9/20/2021
Barclays Facility (7)	300,000	32,700	1,260	3.80%	3/15/2022
Total	$1,275,000	$252,543	$16,616
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
December 31, 2020
The Company expects to use the advances from the Repo Facilities to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participation interests therein.
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of December 31, 2020 and December 31, 2019, the Company is in compliance with all debt covenants.
Other financing and loan participation - Commercial Mortgage Loans
On March 23, 2020, the Company transferred $15.2 million of its interest in a term loan to Sterling National Bank ("SNB") via a participation agreement. During 2020, the Company's outstanding loan increased resultant of future fundings, leading to an increase in amount outstanding via the participation agreement. The Company incurred $0.5 million of interest expense on SNB for the year ended December 31, 2020. As of December 31, 2020 the outstanding participation balance was $31.4 million. The loan matures on February 9, 2023.
Mortgage Note Payable
On October 15, 2019, the Company obtained a commercial mortgage loan for $29.2 million related to the real estate owned portfolio. As of December 31, 2020 the loan accrued interest at an annual rate of 3.85% and matures on November 6, 2034. The Company incurred $1.1 million of interest expense for the twelve months ended December 31, 2020. Additionally, on January 6, 2020, the Company obtained a commercial mortgage loan for $11.0 million related to the real estate owned portfolio. As of December 31, 2020 the loan and related real estate owned asset was no longer held by the Company (see Note 5 - Real Estate Owned). The Company incurred $0.8 million of interest expense for the twelve months ended December 31, 2020.
Unsecured Debt
Pursuant to a lending and security agreement with Security Benefit Life Insurance Company ("SBL"), which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $0.2 million of interest expense on the lending agreement with SBL for the twelve months ended December 31, 2020. As of December 31, 2020, there was no outstanding balance under the lending agreement.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Below is a summary of the Company's MRAs as of December 31, 2020 and 2019 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of December 31, 2020
JP Morgan Securities LLC	$33,791	$1,668	$43,612	1.75%	31
Wells Fargo Securities, LLC	—	1,057	—	N/A	N/A
Goldman Sachs International	22,440	455	30,794	1.68%	16
Barclays Capital Inc.	76,809	2,102	97,244	1.71%	33
Credit Suisse AG	—	905	—	N/A	N/A
Citigroup Global Markets, Inc.	53,788	2,532	71,723	1.70%	29
Total/Weighted Average	$186,828	$8,719	$243,373	1.71%	33

As of December 31, 2019
JP Morgan Securities LLC	$83,353	$124	$93,500	2.53%	20
Wells Fargo Securities, LLC	178,304	1,199	209,873	2.94%	11
Barclays Capital Inc.	40,720	221	47,475	2.81%	23
Citigroup Global Markets, Inc.	91,982	413	103,453	2.69%	19
Total/Weighted Average	$394,359	$1,957	$454,301	2.79%	16
________________________
(1) Includes $72.2 million and $68.5 million of CLO notes, held by the Company, which is eliminated within the Real estate securities, at fair value line of the consolidated balance sheets as of as of December 31, 2020 and December 31, 2019, respectively.
Collateralized Loan Obligation
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
As of December 31, 2020 and December 31, 2019 the notes issued by BSPRT 2018-FL3 Issuer, Ltd. and BSPRT 2018-FL3 Co-Issuer, LLC, wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 27 and 41 mortgage assets having a principal balance of $417.9 million and $523.2 million, respectively (the "2018-FL3 Mortgage Assets"). The sale of the 2018-FL3 Mortgage Assets to BSPRT 2018-FL3 Issuer, Ltd. is governed by a Mortgage Asset Purchase Agreement dated as of April 5, 2018, between the Company and BSPRT 2018-FL3 Issuer, Ltd.
As of December 31, 2020 and December 31, 2019 the notes issued by BSPRT 2018-FL4 Issuer, Ltd. and BSPRT 2018-FL4 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 59 and 49 mortgage assets having a principal balance of $852.1 million and $867.9 million, respectively (the "2018-FL4 Mortgage Assets"). The sale of the 2018-FL4 Mortgage Assets to BSPRT 2018-FL4 Issuer, Ltd. is governed by a Mortgage Asset Purchase Agreement dated as of October 12, 2018, between the Company and BSPRT 2018-FL4 Issuer, Ltd.
As of December 31, 2020 and December 31, 2019, the notes issued by BSPRT 2019-FL5 Issuer, Ltd. and BSPRT 2019-FL5 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 54 and 48 mortgage assets having a principal balance of $799.8 million and $809.4 million respectively (the "2019-FL5 Mortgage Assets"). The sale of the 2019-FL5 Mortgage Assets to BSPRT 2019-FL5 Issuer, Ltd. is governed by a Mortgage Asset Purchase Agreement dated as of May 30, 2019, between the Company and BSPRT 2019-FL5 Issuer, Ltd.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
The Company, through its wholly-owned subsidiaries, holds the preferred equity tranches of the above CLOs of approximately $256.9 million and $305.4 million as of December 31, 2020 and December 31, 2019, respectively. The following table represents the terms of the notes issued by the 2018-FL3 Issuer, 2018-FL4 Issuer, and 2019-FL5 Issuer (the "CLOs), respectively, as of December 31, 2020 (dollars in thousands):

CLO Facility	Tranche	Par Value Issued	Par Value Outstanding (1)	Interest Rate	Maturity Date
2018-FL3 Issuer	Tranche A	$286,700	$161,745	1M LIBOR + 105	10/15/2034
2018-FL3 Issuer	Tranche A-S	77,775	77,775	1M LIBOR + 135	10/15/2034
2018-FL3 Issuer	Tranche B	41,175	41,175	1M LIBOR + 165	10/15/2034
2018-FL3 Issuer	Tranche C	39,650	39,650	1M LIBOR + 255	10/15/2034
2018-FL3 Issuer	Tranche D	42,700	42,700	1M LIBOR + 345	10/15/2034
2018-FL4 Issuer	Tranche A	416,827	416,659	1M LIBOR + 105	9/15/2035
2018-FL4 Issuer	Tranche A-S	73,813	73,813	1M LIBOR + 130	9/15/2035
2018-FL4 Issuer	Tranche B	56,446	56,446	1M LIBOR + 160	9/15/2035
2018-FL4 Issuer	Tranche C	68,385	68,385	1M LIBOR + 210	9/15/2035
2018-FL4 Issuer	Tranche D	57,531	57,531	1M LIBOR + 275	9/15/2035
2019-FL5 Issuer	Tranche A	407,025	407,025	1M LIBOR + 115	5/15/2029
2019-FL5 Issuer	Tranche A-S	76,950	76,950	1M LIBOR + 148	5/15/2029
2019-FL5 Issuer	Tranche B	50,000	50,000	1M LIBOR + 140	5/15/2029
2019-FL5 Issuer	Tranche C	61,374	61,373	1M LIBOR + 200	5/15/2029
2019-FL5 Issuer	Tranche D	48,600	5,000	1M LIBOR + 240	5/15/2029
2019-FL5 Issuer	Tranche E	20,250	3,000	1M LIBOR + 285	5/15/2029
		$1,825,201	$1,639,227
________________________
(1) Excludes $267.1 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of December 31, 2020.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
The below table reflects the total assets and liabilities of the Company's outstanding CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of December 31, 2020 and December 31, 2019 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE.

Assets (dollars in thousands)	December 31, 2020	December 31, 2019
Cash and cash equivalents (1)	$99,025	$89,946
Commercial mortgage loans, held for investment, net (2)	2,044,956	2,294,663
Accrued interest receivable	5,626	6,254
Total Assets	$2,149,607	$2,390,863

Liabilities
Notes payable (3)(4)	$1,892,616	$2,064,601
Accrued interest payable	1,240	2,576
Total Liabilities	$1,893,856	$2,067,177
________________________
(1) Includes $98.6 million and $89.3 million of cash held by the servicer related to CLO loan payoffs as of December 31, 2020 and December 31, 2019.
(2) The balance is presented net of allowance for credit losses of $19.4 million and $0.8 million as of December 31, 2020 and December 31, 2019, respectively.
(3) Includes $267.1 million and $261.4 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of December 31, 2020 and December 31, 2019.
(4) The balance is presented net of deferred financing cost and discount of $13.7 million and $19.2 million as of December 31, 2020 and December 31, 2019, respectively.
Note 8 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018, respectively (dollars in thousands, except share amounts):

	Year Ended December 31,
Numerator	2020	2019	2018
Net income	$54,746	$83,924	$52,825
Less: Preferred stock dividends	14,920	15,337	3,644
Less: Undistributed earnings allocated to preferred stock	—	1,673	—
Net income attributable to common shareholders (for basic and diluted earnings per share)	$39,826	$66,914	$49,181

Denominator
Weighted-average common shares outstanding for basic earnings per share	44,384,813	41,859,142	34,268,707
Effect of dilutive shares:
Unvested restricted shares	14,066	12,504	14,229
Weighted-average common shares outstanding for diluted earnings per share	44,398,879	41,871,646	36,779,735

Basic earnings per share	$0.90	$1.60	$1.44
Diluted earnings per share	$0.90	$1.60	$1.44

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 9 - Stock Transactions
As of December 31, 2020 and December 31, 2019, the Company had 44,510,051 and 43,916,815 shares of common stock outstanding, respectively, including shares issued pursuant to the Company's distribution reinvestment plan (the "DRIP"), share repurchases and unvested restricted shares.
As of December 31, 2020 and December 31, 2019, the Company had 40,515 and 40,500 shares of Series A Preferred Stock outstanding, respectively and 1,400 and 1,400 shares of Series C Preferred Stock outstanding, respectively.
The following tables present the activity in the Company's Series A Preferred Stock for the periods ended December 31, 2020 and December 31, 2019, respectively (dollars in thousands, except share amounts):

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2019	40,500	$202,144
Issuance of Preferred Stock	14	70
Dividends paid in Preferred Stock	1	7
Offering costs	—	(23)
Amortization of offering costs	—	94
Ending Balance, December 31, 2020	40,515	$202,292

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2018	29,249	$145,786
Issuance of Preferred Stock	11,247	56,233
Dividends paid in Preferred Stock	4	24
Offering costs	—	—
Amortization of offering costs	—	101
Ending Balance, December 31, 2019	40,500	$202,144
The following tables present the activity in the Company's Series C Preferred Stock for the periods ended December 31, 2020 and December 31, 2019, (dollars in thousands, except share amounts):

Series C Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2019	1,400	$6,966
Issuance of Preferred Stock	—	—
Dividends paid in Preferred Stock	—	—
Offering costs	—	(11)
Amortization of offering costs	—	7
Ending Balance, December 31, 2020	1,400	$6,962

Series C Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2018	—	$—
Issuance of Preferred Stock	1,400	6,998
Dividends paid in Preferred Stock	—	—
Offering costs	—	(33)
Amortization of offering costs	—	1
Ending Balance, December 31, 2019	1,400	$6,966

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
In April 2020, the Company’s board of directors unanimously approved a transition in the timing of the dividend payments to holders of the Company’s common stock from a monthly payment with daily accruals to a quarterly payment and accrual basis. The first quarterly dividend was the second quarter 2020 dividend payable in July 2020. Similarly, the Company began paying accrued and unpaid dividends on Preferred Stock on a quarterly basis.
The monthly distributions for the first quarter of 2020 were paid at a daily rate equivalent to $1.44 per annum, per share of common stock. Starting with the second quarter 2020 distribution, the 2020 quarterly distributions were paid at a quarterly rate of $0.275 per share of common stock (equivalent to $1.10 per annum). Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distribution payments are not assured. Subject to the terms of the Preferred Stock, dividends on the Company’s Preferred Stock are generally paid on an as-converted basis with the common stock.
The Company distributed $45.7 million of common stock dividends during the year ended December 31, 2020, comprised of $36.8 million in cash and $8.9 million in shares of common stock issued under the DRIP. The DRIP was temporarily suspended for the March 2020 dividend due to COVID-19 related valuation volatility, but was reactivated for the second quarter 2020 dividend. The Company distributed $59.7 million of common stock dividends during the year ended December 31, 2019, comprised of $45.8 million in cash and $13.9 million in shares of common stock issued under the DRIP.
As of December 31, 2020 and December 31, 2019, the Company had declared but unpaid common stock distributions of $12.2 million and $5.4 million, respectively. Additionally, as of December 31, 2020 and December 31, 2019, the Company had declared but unpaid distributions of $3.3 million and $1.5 million for Series A Preferred Stock, respectively and $0.1 million and $0.1 million for Series C Preferred Stock, respectively. These amounts are included in Distributions payable on the Company’s consolidated balance sheets.
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
The repurchase price per share for SRP repurchases is equal to the lesser of (i) the Company’s most recent estimated per-share net asset value ("NAV"), as approved by the Company’s board of directors from time to time, and (ii) the Company’s book value per share, computed in accordance with GAAP, multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100%, if the person seeking repurchase has held his or her shares for a period greater than four years or in the case of requests for death or disability. The Company’s estimated per-share NAV as of December 31, 2020, as determined by the board of directors, is $17.88. The Company’s GAAP book value per share as of December 31, 2020 is $17.94.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
The following table reflects the number of shares repurchased under the SRP cumulatively through December 31, 2020:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2019	5,878	3,542,267	$20.23
January 1 - January 31, 2020 (1)	1,170	373,135	18.56
February 1 - February 28, 2020	—	—	N/A
March 1 - March 31, 2020	—	—	N/A
April 1 - April 30, 2020 (1)	—	—	N/A
May 1 - May 31, 2020	—	—	N/A
June 1 - June 30, 2020	—	—	N/A
July 1 - July 31, 2020 (2)	1,046	206,332	16.25
August 1 - August 31, 2020	—	—	N/A
September 1 - September 30, 2020 (2)	—	—	N/A
October 1 - October 31, 2020	—	—	N/A
November 1 - November 30, 2020	—	—	N/A
December 1 - December 31, 2020	—	—	N/A
Cumulative as of December 31, 2020	8,094	4,121,734	$19.88
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 10 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of December 31, 2020 and 2019, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	December 31, 2020	December 31, 2019
2020	$—	$90,519
2021	59,692	100,861
2022	91,420	56,863
2023	69,880	8,637
2024 and beyond	7,700	5,450
	$228,692	$262,330
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the years ended December 31, 2020, 2019 and 2018 and the associated payable as of December 31, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,			Payable as of December 31,
	2020	2019	2018	2020	2019
Acquisition expenses (1)	696	900	452	—	225
Administrative services expenses	13,120	16,363	13,446	2,940	1,238
Asset management and subordinated performance fee	15,178	16,226	10,299	4,773	3,326
Other related party expenses (2)(3)	703	1,610	1,259	1,812	—
Total related party fees and reimbursements	$29,697	$35,099	$25,456	$9,525	$4,789
________________________
(1) Total acquisition fees and expenses paid during the years ended December 31, 2020, 2019 and 2018 were $7.1 million, $8.4 million and $8.1 million respectively, of which $6.4 million, $7.5 million and $7.6 million were capitalized within the commercial mortgage loans, held for investment line of the consolidated balance sheets for the years ended December 31, 2020, 2019 and 2018.
(2) These are related to reimbursable costs incurred related to the increase in loan origination activities and are included in Other expenses in the Company's consolidated statements of operations.
(3) The related party payable includes $1.8 million of payments made by the Advisor to third party vendors on behalf of the Company.
The payables as of December 31, 2020 and 2019 in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
Other Transactions
On February 22, 2018, the Company purchased commercial mortgage loans, held-for-sale from an entity that is an affiliate of the Company's Advisor, for an aggregate purchase price of $27.8 million. The purchase of the commercial mortgage loans and the $27.8 million purchase price were approved by the Company’s board of directors. On April 18, 2018, the Company sold $23.3 million of these commercial mortgage loans into a CMBS securitization. The remaining $4.5 million of these commercial mortgage loans, recorded as held for investment, were fully paid down during the year ended December 31, 2020.
Pursuant to a lending and security agreement with Security Benefit Life Insurance Company ("SBL"), which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. SBL is an entity that also holds 14,950 of the Company’s outstanding shares of Series A Preferred Stock. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $0.2 million of interest expense on the lending agreement with SBL for the year ended December 31, 2020. As of December 31, 2020 there was no outstanding balance under the lending agreement.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
As of December 31, 2020, the Company had granted 44,876 restricted shares to its independent directors, of which 5,333 were forfeited and 27,823 have vested, leaving a balance of 11,720 unvested restricted shares. As of December 31, 2019, the Company had granted 34,106 restricted shares to its independent directors, of which 5,333 were forfeited and 20,207 have vested, leaving a balance of 8,566 unvested restricted shares. The compensation expense associated with the restricted share grants was $0.2 million, $0.2 million and $0.2 million, for the years ended December 31, 2020, 2019 and 2018, respectively and are included within Other expenses line on the consolidated statements of operations.
Note 13 - Fair Value of Financial Instruments
GAAP establishes a hierarchy of valuation techniques based on the observability of inputs used in measuring financial instruments at fair values. GAAP establishes market-based or observable inputs as the preferred source of values, followed by valuation models using management assumptions in the absence of market inputs. The three levels of the hierarchy are described below:
•Level I - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
•Level II - Inputs (other than quoted prices included in Level I) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
•Level III - Unobservable inputs that reflect the entity's own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
CMBS recorded in real estate securities, available for sale, measured at fair value on the consolidated balance sheets are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, and recent trades of similar real estate securities. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of December 31, 2020 and December 31, 2019, the Company obtained third party pricing for determining the fair value of each CMBS investment, resulting in a Level II classification.
Commercial mortgage loans held-for-sale, measured at fair value in the Company's TRS are initially recorded at transaction proceeds, which are considered to be the best initial estimate of fair value. The Company engaged the services of a third party independent valuation firm to determine fair value of certain investments held by the Company. Fair value is determined using a discounted cash flow model that primarily considers changes in interest rates and credit spreads, weighted average life and current performance of the underlying collateral. Commercial mortgage loans held-for-sale, measured at fair value that are originated in the last month of the reporting period are held and marked to the transaction proceeds. The Company classified the commercial mortgage loans held-for-sale, measured at fair value as Level III.
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
December 31, 2020
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no material transfers between levels within the fair value hierarchy during the years ended December 31, 2020 and December 31, 2019.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of December 31, 2020 and December 31, 2019 (dollars in thousands):

December 31, 2020	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$171,136	$—	$171,136	$—
Commercial mortgage loans, held-for-sale, measured at fair value	67,649	—	—	67,649
Other real estate investments, measured at fair value	2,522	—	—	2,522
Interest rate swaps	25	—	25	—
Total assets, at fair value	$241,332	$—	$171,161	$70,171

Liabilities, at fair value
Credit default swaps	$297	$—	$297	$—
Treasury note futures	106	106	—	—
Total liabilities, at fair value	$403	$106	$297	$—

December 31, 2019
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$386,316	$—	$386,316	$—
Commercial mortgage loans, held-for-sale, measured at fair value	112,562	—	—	112,562
Other real estate investments, measured at fair value	2,557	—	—	2,557
Credit default swaps	59	—	59	—
Interest rate swaps	325	—	325	—
Treasury note futures	735	735	—	—
Total assets, at fair value	$502,554	$735	$386,700	$115,119

Liabilities, at fair value
Credit default swaps	$1,581	$—	$1,581	$—
Total liabilities, at fair value	$1,581	$—	$1,581	$—

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. As a result, the unrealized gains and losses for assets and liabilities within the Level III category may include changes in fair value that were attributable to both observable and unobservable inputs. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of December 31, 2020 and December 31, 2019 (dollars in thousands).

Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
December 31, 2020
Commercial mortgage loans, held-for-sale, measured at fair value	$67,649	Discounted Cash Flow	Yield	16.6%	15.6% - 17.6%
Other real estate investments, measured at fair value	2,522	Discounted Cash Flow	Yield	13.2%	12.2% - 14.2%
December 31, 2019
Commercial mortgage loans, held-for-sale, measured at fair value	$112,562	Discounted Cash Flow	Yield	4.9%	4.7% - 5.2%
Other real estate investments, measured at fair value	2,557	Broker Quotes	Yield	12.4%	11.4% - 13.4%
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	December 31, 2020
	Commercial mortgage loans, held-for-sale, measured at fair value	Other real estate investments, measured at fair value
Beginning balance, January 1, 2020	$112,562	$2,557
Transfers into Level III (2)	23,625	—
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loan, held-for-sale	15,931	—
Unrealized gain/(loss) on commercial mortgage loans, held-for-sale and other real estate investments	(75)	(32)
Net accretion	—	(3)
Purchases (1)	267,552	—
Sales / paydowns (1)	(328,321)	—
Transfers out of Level III (2)	(23,625)	—
Ending Balance, December 31, 2020	$67,649	$2,522

	December 31, 2019
	Commercial mortgage loans, held-for-sale, measured at fair value	Other real estate investments, measured at fair value
Beginning balance, January 1, 2019	$76,863	$—
Transfers into Level III (2)	—	—
Total realized and unrealized gain (loss) included in earnings:
Realized gain (loss) on sale of real estate securities	—	—
Realized gain (loss) on sale of commercial mortgage loan held-for-sale	37,832	—
Unrealized gain (loss) on commercial mortgage loans held-for-sale and other real estate investments	312	47
Net accretion	—	—
Unrealized gain (loss) included in OCI	—	—
Purchases	1,015,677	2,510
Sales / paydowns	(1,008,050)	—
Cash repayments / receipts	—	—
Transfers out of Level III (2)	(10,072)	—
Ending Balance, December 31, 2019	$112,562	$2,557
________________________
(1) Excluded from Purchases and Sales/paydowns are $679.1 million and $682.0 million, respectively, of loans that collateralize a CMBS investment required to be consolidated in connection with the Company's retention of the B tranche during the year ended December 31, 2020. Upon disposition of the B tranche during the year ended December 31, 2020, the Company recognized a gain of $2.8 million that is recorded in Realized gain/loss on sale of real estate securities on the consolidated statements of operations.
(2) Transfers in and transfers out include transfers between Commercial mortgage loans, held-for-sale and Commercial mortgage loans, held for investment.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
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
Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans, held for investment and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of December 31, 2020 and 2019 (dollars in thousands):

		Level	Carrying Amount	Fair Value
December 31, 2020
Commercial mortgage loans, held for investment (1)	Asset	III	$2,714,734	$2,724,039
Collateralized loan obligation	Liability	III	1,625,498	1,606,478
Mortgage note payable	Liability	III	29,167	29,167
Other financing and loan participation - commercial mortgage loans	Liability	III	31,379	31,379
December 31, 2019
Commercial mortgage loans, held for investment (1)	Asset	III	$2,762,963	$2,784,650
Collateralized loan obligation	Liability	III	1,803,185	1,822,386
Mortgage note payable	Liability	III	29,167	29,167
________________________
(1) The carrying value is gross of $20.9 million and $0.9 million of allowance for credit losses as of December 31, 2020 and December 31, 2019, respectively.
The fair value of the commercial mortgage loans, held for investment is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The Company estimates the fair value of the collateralized loan obligations using external broker quotes. The fair value of the other financing and loan participation-commercial mortgage loans is generally estimated using a discounted cash flow analysis. At December 31, 2020, the Mortgage note payable was initially recorded at transaction proceeds, which are considered to be the best initial estimate of fair value.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 14 - Derivative Instruments
The Company uses derivative instruments primarily to manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.
As of December 31, 2020, the net premiums received on derivative instrument assets were $1.3 million.
The following derivative instruments were outstanding as of December 31, 2020 and December 31, 2019 (dollars in thousands):

		Fair Value
Contract type	Notional	Assets	Liabilities
As of December 31, 2020
Credit default swaps	$46,000	$—	$297
Interest rate swaps	32,517	25	—
Treasury note futures	43,500	—	106
Total	$122,017	$25	$403

As of December 31, 2019
Credit default swaps	$94,300	$59	$1,581
Interest rate swaps	42,546	325	—
Treasury note futures	74,000	735	—
Total	$210,846	$1,119	$1,581
The following table indicates the net realized and unrealized gains and losses on derivatives, by primary underlying risk exposure, as included in loss on derivative instruments in the consolidated statements of operations for year ended December 31, 2020 and December 31, 2019:

	Year Ended December 31, 2020		Year Ended December 31, 2019
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss	Unrealized (Gain)/Loss	Realized (Gain)/Loss
Credit default swaps	$(143)	$323	$456	$2,230
Interest rate swaps	296	7,463	(380)	(269)
Treasury note futures	842	4,665	(1,798)	1,962
Options	—	35	—	401
Total	$995	$12,486	$(1,722)	$4,324

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 15 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's derivative instruments and repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of December 31, 2020 and December 31, 2019 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral (1)	Net Amount
December 31, 2020
Derivative instruments, at fair value	$25	$—	$25	$—	$—	$25
December 31, 2019
Derivative instruments, at fair value	$1,119	$—	$1,119	$—	$10,895	$—

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral (1)	Net Amount
December 31, 2020
Repurchase agreements, commercial mortgage loans	$276,340	$—	$276,340	$496,030	$5,016	$—
Repurchase agreements, real estate securities	186,828	—	186,828	245,956	1,146	—
Derivative instruments, at fair value	403	—	403	—	3,435	—
December 31, 2019
Repurchase agreements, commercial mortgage loans	$252,543	$—	$252,543	$394,229	$5,011	$—
Repurchase agreements, real estate securities	394,359	—	394,359	454,301	1,657	—
Derivative instruments, at fair value	1,581	—	1,581	—	3,679	—
________________________
(1) These cash collateral amounts are recorded within the Restricted cash and Accounts payable and accrued expenses balances on the consolidated balance sheets.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 16 - Segment Reporting
The Company conducts its business through the following reporting segments:
•The real estate debt business focuses on originating, acquiring and asset managing commercial real estate debt investments, including first mortgage loans, subordinate mortgages, mezzanine loans and participations in such loans.
•The real estate securities business focuses on investing in and asset managing commercial real estate securities primarily consisting of CMBS and may include unsecured REIT debt, CDO notes and other securities.
•The commercial real estate conduit business operated through the Company's TRS, which is focused on generating risk-adjusted returns by originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market at a profit.
•The real estate owned business represents real estate acquired by the Company through foreclosure, deed in lieu of foreclosure, or purchase.
The following table represents the Company's operations by segment for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 (dollars in thousands):

December 31, 2020	Total	Real Estate Debt and Other Real Estate	Real Estate Securities	TRS	Real Estate Owned
Interest income	$179,872	$165,907	$10,854	$3,111	$—
Revenue from real estate owned	4,299	—	—	—	4,299
Interest expense	66,556	54,480	7,914	2,185	1,977
Net income	54,746	66,383	(7,207)	(5,559)	1,129
Total assets as of December 31, 2020	3,189,761	2,866,790	175,088	105,364	42,519
December 31, 2019
Interest income	$195,299	$181,434	$6,149	$7,716	$—
Revenue from real estate owned	3,169	—	—	—	3,169
Interest expense	90,418	83,597	2,911	3,670	240
Net income	83,924	61,936	3,238	19,130	(380)
Total assets as of December 31, 2019	3,540,620	2,964,233	388,170	131,193	57,024
December 31, 2018
Interest income	$152,288	$144,967	$717	$6,604	$—
Interest expense	70,000	65,521	770	3,709	—
Net income	52,825	50,041	(160)	2,944	—
Total assets as of December 31, 2018	2,606,078	2,492,440	26,474	87,164	—
For the purposes of the table above, any expenses not associated with a specific segment have been allocated to the business segments using a percentage derived by using the sum of commercial mortgage loans originated during the year as the denominator and commercial mortgage loans, held for investment net of allowance and commercial mortgage loans, held-for-sale, measured at fair value as numerator.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 17 - Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRS, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRS is not consolidated for U.S. federal income tax purposes, but is instead taxed as a C corporation. For financial reporting purposes, the TRS is consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRS. Total income tax expense (benefit) for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 were $(2.1) million, $4.5 million and $0.1 million, respectively.
The Company uses a more-likely-than-not threshold for recognition and derecognition of tax positions taken or to be taken in a tax return. The Company has assessed its tax positions for all open tax years beginning with December 31, 2017 and concluded that there were no uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes.
Components of the provision for income taxes consist of the following (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Current expense/(benefit)
U.S. Federal	$(2,086)	$4,076	$68
State and local	370	397	12
Total current expense/(benefit)	$(1,716)	$4,473	$80
Deferred expense/(benefit)
U.S. Federal	$—	$10	$(1)
State and local	(346)	—	—
Total deferred expense/(benefit)	$(346)	$10	$(1)
Provision for income tax expense/(benefit)	$(2,062)	$4,483	$79
The tax characteristics of the $1.30 distributions per common share declared during 2020 was $1.24 ordinary income and $0.06 capital gain. Of the $1.24 of ordinary income, $1.24 represents the amount of the ordinary dividend that may be eligible for the 20% deduction applicable to qualified REIT dividends under Internal Revenue Code Section 199A. The tax characteristics of the $390.48 distributions per share of Series A Preferred Stock and Series C Preferred Stock declared during 2020 was $370.93 ordinary income and $19.55 capital gain. Of the $370.93 of ordinary income, $370.93 represents the amount of the ordinary dividend that may be eligible for the 20% deduction applicable to qualified REIT dividends under Section 199A. The tax characteristics of the $1.44 distributions per common share declared during 2019 was $1.20 ordinary income and $0.24 return of capital. The tax characteristics of the $430.88 distributions per share of Series A Preferred Stock declared during 2019 was all ordinary income. The tax characteristics of the $35.41 distributions per share of Series C Preferred Stock declared during 2019 was all ordinary income.
The Company utilizes the TRS to reduce the impact of the prohibited transaction tax and to avoid penalty for the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests. Any income associated with a TRS is fully taxable because the TRS is subject to federal and state income taxes as a domestic C corporation based upon its net income.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act, and expects to fully utilize the current year NOL under the NOL carryback provision of the CARES Act.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
Note 18 - Summary of Quarterly Results of Operations (Unaudited)
The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2020, 2019 and 2018 (dollars in thousands, except per share data):

	March 31	June 30	September 30	December 31
2020
Net interest income	$23,362	$28,106	$29,301	$32,547
Net income	(7,400)	7,814	21,497	32,835
Net income applicable to common stock	(11,915)	4,359	16,739	25,624
Basic net income per share	$(0.27)	$0.10	$0.38	$0.58
Diluted net income per share	$(0.27)	$0.10	$0.38	$0.58
Basic weighted average shares outstanding	44,263,334	44,376,437	44,405,196	44,492,325
Diluted weighted average shares outstanding	44,274,852	44,389,380	44,421,084	44,508,213
2019
Net interest income	$26,145	$22,356	$29,349	$27,031
Net income	19,890	14,526	25,913	23,595
Net income applicable to common stock	16,108	11,036	20,460	19,310
Basic net income per share	$0.40	$0.27	$0.48	$0.44
Diluted net income per share	$0.40	$0.27	$0.48	$0.44
Basic weighted average shares outstanding	39,798,215	41,226,805	42,795,038	43,549,406
Diluted weighted average shares outstanding	39,811,304	41,239,548	42,807,773	43,560,937
2018
Net interest income	$10,734	$19,738	$25,823	$25,993
Net income	5,296	12,102	19,000	16,427
Net income applicable to common stock	5,296	12,086	17,745	14,054
Basic net income per share	$0.17	$0.38	$0.49	$0.37
Diluted net income per share	$0.17	$0.38	$0.49	$0.37
Basic weighted average shares outstanding	31,670,518	31,762,199	35,468,648	38,088,364
Diluted weighted average shares outstanding	31,684,832	31,820,527	38,942,428	44,504,418
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2020
(Dollars in thousands)

Description	Property Type	Face Amount	Carrying Amount	Interest Rate	Payment Terms	Maturity Date
Senior Debt 1	Industrial	$33,655	$33,655	1 month LIBOR + 4.00%	Interest Only	11/9/2021
Senior Debt 2	Mixed Use	12,839	12,839	1 month LIBOR + 5.00%	Interest Only	4/9/2021
Senior Debt 3	Office	14,034	14,034	1 month LIBOR + 4.45%	Interest Only	9/9/2021
Senior Debt 4	Office	8,391	8,391	1 month LIBOR +6.00%	Amortizing Balloon	10/9/2021
Senior Debt 5	Multifamily	37,812	37,812	1 month LIBOR + 3.35%	Amortizing Balloon	1/9/2022
Senior Debt 6	Office	26,811	26,811	1 month LIBOR + 4.15%	Amortizing Balloon	10/9/2021
Senior Debt 7	Hospitality	10,400	10,400	1 month LIBOR + 6.25%	Interest Only	5/9/2022
Senior Debt 8	Hospitality	5,894	5,894	1 month LIBOR + 3.50%	Amortizing Balloon	12/9/2021
Senior Debt 9	Hospitality	57,075	57,075	1 month LIBOR + 5.19%	Interest Only	6/9/2019
Senior Debt 10	Multifamily	77,945	77,701	1 month LIBOR + 4.50%	Interest Only	12/31/2021
Senior Debt 11	Hospitality	10,250	10,247	1 month LIBOR + 5.25%	Interest Only	2/9/2021
Senior Debt 12	Hospitality	23,000	22,998	1 month LIBOR + 6.00%	Interest Only	1/9/2021
Senior Debt 13	Office	23,726	23,726	1 month LIBOR + 5.15%	Interest Only	2/9/2021
Senior Debt 14	Multifamily	41,826	41,811	1 month LIBOR + 3.70%	Interest Only	3/9/2021
Senior Debt 15	Hospitality	28,272	28,255	1 month LIBOR + 4.00%	Interest Only	4/9/2021
Senior Debt 16	Hospitality	22,700	22,688	1 month LIBOR + 4.40%	Interest Only	4/9/2021
Senior Debt 17	Multifamily	35,886	35,886	1 month LIBOR + 3.00%	Interest Only	5/9/2021
Senior Debt 18	Self Storage	3,851	3,849	1 month LIBOR + 4.05%	Interest Only	5/9/2021
Senior Debt 19	Self Storage	6,496	6,492	1 month LIBOR + 4.05%	Interest Only	5/9/2021
Senior Debt 20	Self Storage	7,606	7,600	1 month LIBOR + 4.05%	Interest Only	5/9/2021
Senior Debt 21	Self Storage	2,400	2,398	1 month LIBOR + 4.05%	Interest Only	6/9/2021
Senior Debt 22	Self Storage	6,310	6,305	1 month LIBOR + 5.05%	Interest Only	6/9/2021
Senior Debt 23	Hospitality	22,355	22,332	1 month LIBOR + 3.50%	Interest Only	3/9/2023
Senior Debt 24	Mixed Use	59,451	59,451	1 month LIBOR + 4.87%	Interest Only	7/9/2021
Senior Debt 25	Office	21,100	21,100	1 month LIBOR + 3.75%	Interest Only	9/9/2021
Senior Debt 26	Self Storage	6,299	6,299	1 month LIBOR + 6.00%	Interest Only	9/9/2021
Senior Debt 27	Office	16,342	16,342	1 month LIBOR + 3.40%	Amortizing Balloon	9/9/2021
Senior Debt 28	Retail	29,500	29,426	6.25%	Interest Only	9/9/2023
Senior Debt 29	Self Storage	11,966	11,966	1 month LIBOR + 5.50%	Interest Only	10/9/2021
Senior Debt 30	Multifamily	16,172	16,172	1 month LIBOR + 3.15%	Interest Only	11/9/2021
Senior Debt 31	Multifamily	22,417	22,417	1 month LIBOR + 3.40%	Interest Only	11/9/2021
Senior Debt 32	Multifamily	29,868	29,868	1 month LIBOR + 3.35%	Interest Only	11/9/2021
Senior Debt 33	Land	16,400	16,400	1 month LIBOR + 6.00%	Interest Only	12/11/2021
Senior Debt 34	Hospitality	8,523	8,507	1 month LIBOR + 4.80%	Amortizing Balloon	1/9/2022
Senior Debt 35	Industrial	14,160	14,159	1 month LIBOR + 3.95%	Interest Only	1/9/2021
Senior Debt 36	Multifamily	48,500	48,498	1 month LIBOR + 3.75%	Interest Only	1/9/2021
Senior Debt 37	Multifamily	23,295	23,196	1 month LIBOR + 5.70%	Interest Only	8/9/2021
Senior Debt 38	Office	7,200	7,198	1 month LIBOR + 3.90%	Interest Only	2/9/2021
Senior Debt 39	Manufactured Housing	8,893	8,858	1 month LIBOR + 4.40%	Interest Only	3/9/2022
Senior Debt 40	Hospitality	14,000	13,985	1 month LIBOR + 4.47%	Interest Only	4/9/2021
Senior Debt 41	Retail	14,250	14,260	1 month LIBOR + 3.95%	Interest Only	4/9/2021
Senior Debt 42	Hospitality	21,000	20,981	1 month LIBOR + 4.14%	Interest Only	5/9/2021

Description	Property Type	Face Amount	Carrying Amount	Interest Rate	Payment Terms	Maturity Date
Senior Debt 43	Multifamily	24,711	24,669	1 month LIBOR + 3.10%	Interest Only	5/9/2022
Senior Debt 44	Multifamily	37,643	37,581	1 month LIBOR + 3.10%	Interest Only	5/9/2022
Senior Debt 45	Office	42,631	42,519	1 month LIBOR + 3.50%	Interest Only	5/9/2022
Senior Debt 46	Retail	8,500	8,500	1 month LIBOR + 7.50%	Interest Only	12/9/2021
Senior Debt 47	Hospitality	10,580	10,547	1 month LIBOR + 4.50%	Interest Only	6/9/2022
Senior Debt 48	Multifamily	18,100	18,097	1 month LIBOR + 3.40%	Interest Only	6/9/2021
Senior Debt 49	Hospitality	19,900	19,850	1 month LIBOR + 4.15%	Interest Only	6/9/2022
Senior Debt 50	Multifamily	18,656	18,604	1 month LIBOR + 3.10%	Interest Only	6/9/2022
Senior Debt 51	Office	34,400	34,232	1 month LIBOR + 3.90%	Interest Only	6/9/2022
Senior Debt 52	Hospitality	20,930	20,852	1 month LIBOR + 3.75%	Interest Only	8/9/2022
Senior Debt 53	Hospitality	15,500	15,452	1 month LIBOR + 4.00%	Interest Only	10/9/2022
Senior Debt 54	Hospitality	5,250	5,242	1 month LIBOR + 4.25%	Interest Only	7/9/2021
Senior Debt 55	Hospitality	12,750	12,708	1 month LIBOR + 4.45%	Interest Only	8/9/2022
Senior Debt 56	Hospitality	9,545	9,525	1 month LIBOR + 4.50%	Interest Only	8/9/2021
Senior Debt 57	Retail	9,400	9,371	1 month LIBOR + 4.20%	Interest Only	9/9/2022
Senior Debt 58	Manufactured Housing	12,200	12,162	1 month LIBOR + 3.65%	Interest Only	10/9/2022
Senior Debt 59	Manufactured Housing	24,100	24,029	1 month LIBOR + 3.65%	Interest Only	9/9/2022
Senior Debt 60	Multifamily	23,149	23,103	1 month LIBOR + 2.65%	Interest Only	9/9/2021
Senior Debt 61	Office	29,750	29,681	1 month LIBOR + 3.35%	Interest Only	9/9/2022
Senior Debt 62	Hospitality	34,484	34,407	1 month LIBOR + 3.99%	Amortizing Balloon	11/9/2021
Senior Debt 63	Multifamily	12,839	12,787	1 month LIBOR + 2.65%	Interest Only	11/9/2022
Senior Debt 64	Multifamily	37,021	36,924	1 month LIBOR + 2.75%	Interest Only	11/9/2023
Senior Debt 65	Industrial	53,500	53,297	1 month LIBOR + 3.75%	Interest Only	12/9/2021
Senior Debt 66	Office	21,825	21,728	1 month LIBOR + 3.50%	Interest Only	12/9/2022
Senior Debt 67	Hospitality	7,100	7,076	1 month LIBOR + 4.00%	Interest Only	12/9/2022
Senior Debt 68	Industrial	22,230	22,133	1 month LIBOR + 3.55%	Interest Only	12/9/2023
Senior Debt 69	Multifamily	21,083	21,017	1 month LIBOR + 2.75%	Interest Only	12/9/2022
Senior Debt 70	Multifamily	27,087	26,989	1 month LIBOR + 3.15%	Interest Only	12/9/2022
Senior Debt 71	Multifamily	26,130	26,069	1 month LIBOR + 2.70%	Interest Only	12/9/2022
Senior Debt 72	Multifamily	7,150	7,119	1 month LIBOR + 4.75%	Interest Only	12/9/2021
Senior Debt 73	Multifamily	25,000	24,935	1 month LIBOR + 3.00%	Interest Only	1/9/2022
Senior Debt 74	Office	25,500	25,351	1 month LIBOR + 4.35%	Interest Only	1/9/2024
Senior Debt 75	Multifamily	14,181	14,141	1 month LIBOR + 3.10%	Interest Only	2/9/2023
Senior Debt 76	Office	48,276	47,862	1 month LIBOR + 3.70%	Interest Only	2/9/2023
Senior Debt 77	Industrial	25,350	25,315	1 month LIBOR + 3.50%	Interest Only	5/9/2021
Senior Debt 78	Multifamily	11,800	11,757	1 month LIBOR + 3.15%	Interest Only	8/9/2022
Senior Debt 79	Office	27,598	27,491	1 month LIBOR + 2.70%	Interest Only	2/9/2023
Senior Debt 80	Multifamily	75,100	75,260	1 month LIBOR + 4.35%	Interest Only	8/9/2021
Senior Debt 81	Manufactured Housing	1,385	1,385	5.50%	Interest Only	5/9/2025
Senior Debt 82	Industrial	14,650	14,606	1 month LIBOR + 6.00%	Interest Only	11/9/2021
Senior Debt 83	Multifamily	7,149	7,123	1 month LIBOR + 4.75%	Interest Only	5/9/2022
Senior Debt 84	Multifamily	6,764	6,731	1 month LIBOR + 4.90%	Interest Only	7/9/2023
Senior Debt 85	Multifamily	46,000	45,797	1 month LIBOR + 4.75%	Interest Only	7/9/2023
Senior Debt 86	Multifamily	5,550	5,530	1 month LIBOR + 6.87%	Interest Only	1/9/2022
Senior Debt 87	Industrial	16,400	16,312	1 month LIBOR + 6.25%	Interest Only	7/9/2023

Description	Property Type	Face Amount	Carrying Amount	Interest Rate	Payment Terms	Maturity Date
Senior Debt 88	Multifamily	14,505	14,425	1 month LIBOR + 4.75%	Interest Only	7/9/2023
Senior Debt 89	Multifamily	23,438	23,337	1 month LIBOR + 4.65%	Interest Only	7/9/2023
Senior Debt 90	Multifamily	4,300	4,281	1 month LIBOR + 5.50%	Interest Only	2/9/2023
Senior Debt 91	Manufactured Housing	7,680	7,645	1 month LIBOR + 4.50%	Interest Only	8/9/2023
Senior Debt 92	Mixed Use	30,465	30,246	1 month LIBOR + 5.15%	Interest Only	8/9/2023
Senior Debt 93	Multifamily	3,140	3,126	1 month LIBOR + 6.25%	Interest Only	8/9/2022
Senior Debt 94	Industrial	24,657	24,376	1 month LIBOR + 4.60%	Interest Only	9/6/2022
Senior Debt 95	Multifamily	—	—	1 month LIBOR + 5.25%	Interest Only	7/1/2022
Senior Debt 96	Hospitality	27,000	26,878	1 month LIBOR + 6.50%	Interest Only	9/9/2023
Senior Debt 97	Multifamily	2,465	2,453	1 month LIBOR + 5.75%	Interest Only	9/9/2022
Senior Debt 98	Multifamily	50,000	49,789	1 month LIBOR + 6.69%	Interest Only	9/9/2022
Senior Debt 99	Self Storage	29,895	29,759	1 month LIBOR + 5.00%	Interest Only	9/9/2023
Senior Debt 100	Multifamily	11,622	11,545	1 month LIBOR + 4.75%	Interest Only	9/9/2022
Senior Debt 101	Manufactured Housing	3,400	3,384	1 month LIBOR + 5.00%	Interest Only	9/9/2022
Senior Debt 102	Multifamily	27,550	27,431	1 month LIBOR + 5.75%	Interest Only	9/9/2022
Senior Debt 103	Multifamily	76,000	75,649	1 month LIBOR + 4.10%	Interest Only	10/9/2023
Senior Debt 104	Multifamily	58,000	57,732	1 month LIBOR + 5.25%	Interest Only	10/9/2023
Senior Debt 105	Manufactured Housing	5,020	4,996	1 month LIBOR + 5.25%	Interest Only	10/9/2023
Senior Debt 106	Office	19,003	18,909	1 month LIBOR + 4.50%	Interest Only	10/9/2023
Senior Debt 107	Office	69,675	69,339	5.15%	Interest Only	10/9/2025
Senior Debt 108	Office	30,900	30,670	1 month LIBOR + 5.20%	Interest Only	10/9/2023
Senior Debt 109	Multifamily	10,945	10,895	1 month LIBOR + 7.04%	Interest Only	5/9/2022
Senior Debt 110	Self Storage	11,600	11,546	1 month LIBOR + 4.76%	Interest Only	11/9/2022
Senior Debt 111	Industrial	24,552	24,426	1 month LIBOR + 4.35%	Interest Only	11/9/2022
Senior Debt 112	Manufactured Housing	5,000	4,929	1 month LIBOR + 5.90%	Interest Only	5/9/2023
Senior Debt 113	Office	12,750	12,682	1 month LIBOR + 5.00%	Interest Only	11/9/2023
Senior Debt 114	Multifamily	40,937	40,682	1 month LIBOR + 4.35%	Interest Only	11/9/2023
Senior Debt 115	Multifamily	36,200	35,997	1 month LIBOR + 4.45%	Interest Only	11/9/2023
Senior Debt 116	Multifamily	8,250	8,200	1 month LIBOR + 5.50%	Interest Only	11/9/2023
Senior Debt 117	Retail	11,963	11,833	1 month LIBOR + 4.87%	Interest Only	5/9/2022
Senior Debt 118	Manufactured Housing	3,585	3,567	1 month LIBOR + 5.40%	Interest Only	12/9/2022
Senior Debt 119	Multifamily	5,730	5,701	1 month LIBOR + 5.00%	Interest Only	6/9/2023
Senior Debt 120	Multifamily	18,800	18,613	1 month LIBOR + 4.00%	Interest Only	12/9/2024
Senior Debt 121	Industrial	14,250	14,160	1 month LIBOR + 4.50%	Interest Only	12/9/2023
Senior Debt 122	Office	11,550	11,479	1 month LIBOR + 5.50%	Interest Only	1/9/2024
Senior Debt 123	Multifamily	21,000	20,884	1 month LIBOR + 4.60%	Interest Only	1/9/2024
Senior Debt 124	Office	26,000	25,869	1 month LIBOR + 5.00%	Interest Only	1/9/2023
Senior Debt 125	Hospitality	17,401	17,243	5.75%	Amortizing Balloon	10/6/2021
Mezzanine Loan 1	Multifamily	3,480	3,488	9.50%	Interest Only	7/1/2024
Mezzanine Loan 2	Retail	3,500	3,500	10.00%	Interest Only	2/6/2029
Mezzanine Loan 3	Multifamily	6,500	6,473	1 month LIBOR + 10.25%	Interest Only	9/9/2022
Mezzanine Loan 4	Retail	1,438	1,444	1 month LIBOR + 10.75%	Interest Only	5/9/2022
Mezzanine Loan 5	Multifamily	1,000	1,005	11.00%	Interest Only	11/6/2028
		$2,722,863	$2,714,734