Form 10-Q
period 2021-03-31
Benefit Street Partners Realty Trust, Inc.
filed 2021-05-11
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2021
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of April 30, 2021 was 44,261,878.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

TABLE OF CONTENTS

i

PART I
Item 1. Consolidated Financial Statements and Notes (unaudited)

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
Cash and cash equivalents	$99,099	$82,071
Restricted cash	11,808	10,070
Commercial mortgage loans, held for investment, net of allowance of $18,600 and $20,886 as of March 31, 2021 and December 31, 2020, respectively	3,010,098	2,693,848
Commercial mortgage loans, held for sale, measured at fair value	93,117	67,649
Real estate securities, available for sale, measured at fair value, amortized cost of $19,079 and $179,392 as of March 31, 2021 and December 31, 2020, respectively	18,865	171,136
Derivative instruments, measured at fair value	1,863	25
Other real estate investments, measured at fair value	2,528	2,522
Receivable for loan repayment (1)	215,991	98,551
Accrued interest receivable	16,475	15,295
Prepaid expenses and other assets	5,676	8,538
Intangible lease asset, net of amortization	13,340	13,546
Real estate owned, net of depreciation	26,310	26,510
Real estate owned, held for sale	37,523	—
Total assets	$3,552,693	$3,189,761
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$2,075,611	$1,625,498
Repurchase agreements - commercial mortgage loans	152,925	276,340
Repurchase agreements - real estate securities	88,272	186,828
Mortgage note payable	29,167	29,167
Other financing and loan participation - commercial mortgage loans	34,017	31,379
Unsecured debt	100,000	—
Derivative instruments, measured at fair value	1,105	403
Interest payable	1,446	2,110
Distributions payable	14,585	15,688
Accounts payable and accrued expenses	6,361	5,125
Due to affiliates	10,477	9,525
Total liabilities	$2,513,966	$2,182,063
Commitment and contingencies (See Note 10)
Redeemable convertible preferred stock Series A, $0.01 par value, 60,000 authorized and 25,566 and 40,515 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	$127,581	$202,292
Redeemable convertible preferred stock Series C, $0.01 par value, 20,000 authorized and 1,400 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	6,964	6,962
Redeemable convertible preferred stock Series D, $0.01 par value, 20,000 authorized and 17,950 issued and outstanding as of March 31, 2021 and none issued or outstanding as of December 31, 2020, respectively	89,722	—
Equity:
Preferred stock, $0.01 par value, 50,000,000 authorized and none issued or outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.01 par value, 949,999,000 shares authorized, 44,135,659 and 44,510,051 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	443	446
Additional paid-in capital	906,200	912,725
Accumulated other comprehensive income (loss)	(214)	(8,256)
Accumulated deficit	(91,969)	(106,471)
Total stockholders' equity	$814,460	$798,444
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$3,552,693	$3,189,761
__________________________________
(1) Includes $216.0 million and $98.6 million of cash held by servicer related to the CLOs as of March 31, 2021 and December 31, 2020, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Income:
Interest income	$42,237	$47,854
Less: Interest expense	11,369	24,492
Net interest income	30,868	23,362
Revenue from real estate owned	716	1,629
Total Income	$31,584	$24,991
Expenses:
Asset management and subordinated performance fee	5,416	3,912
Acquisition expenses	153	142
Administrative services expenses	3,474	4,112
Professional fees	1,997	2,784
Real estate owned operating expenses	—	1,645
Depreciation and amortization	406	588
Other expenses	495	1,587
Total expenses	$11,941	$14,770
Other (income)/loss:
Provision/(benefit) for credit losses	(2,331)	14,597
Impairment losses on real estate owned assets	—	398
Realized (gain)/loss on sale of real estate securities	1,060	438
Realized (gain)/loss on sale of commercial mortgage loan, held for sale, measured at fair value	(6,630)	(9,404)
Unrealized (gain)/loss on commercial mortgage loans, held for sale, measured at fair value	(479)	1,934
Unrealized (gain)/loss on other real estate investments, measured at fair value	(6)	61
Unrealized (gain)/loss on derivatives	(2,109)	4,836
Realized (gain)/loss on derivatives	(1,978)	6,669
Total other (income)/loss	$(12,473)	$19,529
Income/(loss) before taxes	32,116	(9,308)
Provision/(benefit) for income tax	1,970	(1,908)
Net income/(loss)	$30,146	$(7,400)
Net income/(loss) applicable to common stock	$23,408	$(11,915)

Basic earnings per share	$0.53	$(0.27)
Diluted earnings per share	$0.53	$(0.27)
Basic weighted average shares outstanding	44,290,177	44,263,334
Diluted weighted average shares outstanding	44,306,065	44,274,852

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income/(loss)	$30,146	$(7,400)
Unrealized gain/(loss) on available for sale securities	8,042	(67,607)
Comprehensive income/(loss) attributable to Benefit Street Partners Realty Trust, Inc.	$38,188	$(75,007)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2020	44,510,051	$446	$912,725	$(8,256)	$(106,471)	$798,444
Issuance of common stock	—	—	—	—	—	—
Common stock repurchases	(521,796)	(5)	(9,142)	—	—	(9,147)
Common stock issued through distribution reinvestment plan	147,404	2	2,583	—	—	2,585
Share-based compensation	—	—	55	—	—	55
Offering costs	—	—	(21)	—	—	(21)
Net income	—	—	—	—	30,146	30,146
Distributions declared	—	—	—	—	(15,644)	(15,644)
Other comprehensive income	—	—	—	8,042	—	8,042
Balance, March 31, 2021	44,135,659	$443	$906,200	$(214)	$(91,969)	$814,460

Balance, December 31, 2019	43,916,815	$441	$903,310	$(978)	$(85,968)	$816,805
Issuance of common stock	650,034	7	10,855	—	—	10,862
Common stock repurchases	(361,829)	(4)	(6,711)	—	—	(6,715)
Common stock issued through distribution reinvestment plan	191,326	1	3,548	—	—	3,549
Share-based compensation	—	—	39	—	—	39
Offering costs	—	—	(136)	—	—	(136)
Net income/(loss)	—	—	—	—	(7,400)	(7,400)
Distributions declared	—	—	—	—	(20,371)	(20,371)
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	(7,761)	(7,761)
Other comprehensive income	—	—	—	(67,607)	—	(67,607)
Balance, March 31, 2020	44,396,346	$445	$910,905	$(68,585)	$(121,500)	$721,265

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income/(loss)	$30,146	$(7,400)
Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities:
Premium amortization and (discount accretion), net	$(1,169)	$(1,710)
Accretion of deferred commitment fees	(1,488)	(1,233)
Amortization of deferred financing costs	1,335	5,684
Share-based compensation	55	39
Realized (gain)/loss from sale of real estate securities	1,060	438
Unrealized (gain)/loss from commercial mortgage loans held for sale	(479)	1,934
Unrealized (gain)/loss from derivative instruments	(2,109)	4,836
Unrealized losses from other real estate investments	(6)	61
Depreciation and amortization	406	588
Recognition of deferred rent revenue	—	(89)
Provision/(benefit) for credit losses	(2,331)	14,597
Impairment losses on real estate owned assets	—	398
Origination of commercial mortgage loans, held for sale	(166,360)	(119,349)
Proceeds from sale of commercial mortgage loans, held for sale	141,372	138,164
Changes in assets and liabilities:
Accrued interest receivable	308	1,664
Prepaid expenses and other assets	1,850	(6,300)
Accounts payable and accrued expenses	1,570	(2,068)
Due to affiliates	952	9,249
Interest payable	(664)	(2,072)
Net cash (used in)/provided by operating activities	$4,448	$37,431
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(520,849)	$(287,644)
Principal repayments received on commercial mortgage loans, held for investment	52,800	426,742
Purchase of other real estate investments	—	(624)
Purchase of real estate securities	—	(134,818)
Principal repayments received on real estate securities	—	643
Proceeds from sale/repayment of real estate securities	159,254	—
Purchase of derivative instruments	973	(689)
Net cash (used in)/provided by investing activities	$(307,822)	$3,610
Cash flows from financing activities:
Proceeds from issuances of common stock	$—	$10,726
Proceeds from issuances of redeemable convertible preferred stock	15,000	70
Common stock repurchases	(9,147)	(6,716)
Borrowings under collateralized loan obligation	573,125	—
Repayments of collateralized loan obligation	(119,425)	(68,894)
Borrowings on repurchase agreements - commercial mortgage loans	168,655	65,413
Repayments of repurchase agreements - commercial mortgage loans	(292,070)	(83,432)
Borrowings on repurchase agreements - real estate securities	168,550	340,116

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Repayments of repurchase agreements - real estate securities	(267,106)	(237,596)
Proceeds from other financing and loan participation - commercial mortgage loans	2,638	15,190
Proceeds from unsecured debt	100,000	—
Borrowing on mortgage note payable	—	11,000
Payments of deferred financing costs	(3,944)	(75)
Distributions paid	(14,136)	(16,776)
Net cash (used in)/provided by financing activities:	$322,140	$29,026
Net change in cash, cash equivalents and restricted cash	18,766	70,067
Cash, cash equivalents and restricted cash, beginning of period	92,141	109,122
Cash, cash equivalents and restricted cash, end of period	$110,907	$179,189

Supplemental disclosures of cash flow information:
Taxes paid	$—	$—
Interest paid	10,698	20,880

Supplemental disclosures of non - cash flow information:
Distribution payable	$14,585	$6,956
Common stock issued through distribution reinvestment plan	2,585	3,548
Commercial mortgage loans transferred from held for sale to held for investment	—	9,619
Real estate owned received in foreclosure	37,523	14,000

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$99,099	$88,960
Restricted cash	11,808	90,229
Cash, cash equivalents and restricted cash, end of period	$110,907	$179,189

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2020, which are included in the Company's Annual Report on Form 10-K filed with the SEC on March 11, 2021.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
In response to the global coronavirus (COVID-19) pandemic, numerous countries, including the U.S., have declared national emergencies with respect to COVID-19 and certain jurisdictions, including those where our corporate headquarters and/or properties that secure our investments, or properties that the Company owns, are located, have at times imposed “stay-at-home” guidelines or orders or other restrictions to help prevent its spread. The effects of COVID-19 may negatively and materially impact significant estimates and assumptions used by the Company including, but not limited to estimates of expected credit losses, valuation of our equity investments and the fair value estimates of the Company's assets and liabilities. Actual results could differ from those estimates.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Held for Sale - Commercial mortgage loans that are intended to be sold in the foreseeable future are reported as held for sale and are transferred at fair value and recorded at the lower of cost or fair value with changes recorded through the statements of operations. Unamortized loan origination costs for commercial mortgage loans held for sale that are carried at the lower of cost or fair value are capitalized as part of the carrying value of the loans and recognized upon the sale of such loans. Amortization of origination costs ceases upon transfer of commercial mortgage loans to held for sale.
Held for Sale, Accounted for Under the Fair Value Option - The fair value option provides an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, and written loan commitments. The Company has elected to measure commercial mortgage loans held for sale in the Company's TRS under the fair value option. These commercial mortgage loans are included in the Commercial mortgage loans, held for sale, measured at fair value in the consolidated balance sheets. Interest income received on commercial mortgage loans, held for sale, measured at fair value is recorded on the accrual basis of accounting and is included in interest income in the consolidated statements of operations. Costs to originate these investments are expensed when incurred.
Real estate owned
Real estate owned (“REO”) assets represent real estate acquired by the Company through foreclosure, deed in lieu of foreclosure, or purchase. REO assets are carried at their estimated fair value at acquisition and are presented net of accumulated depreciation and impairment charges. The Company allocates the purchase price of acquired real estate assets based on the fair value of the acquired assets such as land, building, furniture, fixtures and equipment. Asset acquisitions in which monetary consideration is given generally include the transaction costs of the asset acquisition. Acquiring assets in groups requires not only ascertaining the cost of the asset (or net asset) group but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. The cost of a group of assets acquired in an asset acquisition shall be allocated to the individual assets acquired or liabilities assumed based on their relative fair values and shall not give rise to goodwill.
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
Real estate owned assets that are probable to be sold within one year are reported as held for sale. Real estate owned assets classified as held for sale shall be measured at the lower of its carrying amount or fair value less cost to sell. Real estate owned assets shall not be depreciated or amortized while it is classified as held for sale. Interest and other expenses attributable to the liabilities of a disposal group classified as held for sale shall continue to be accrued. Upon the disposition of a real estate owned asset, the Company calculates realized gains and losses as net proceeds received less the carrying value of the real estate owned asset. Net proceeds received are net of direct selling costs associated with the disposition of the real estate owned asset.
Leases
Operating right of use assets "ROU" represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. Leases will be classified as either a finance or operating lease, with such classification affecting the pattern and classification of expense recognition in the consolidated statements of operations. For leases greater than 12 months, the Company determines, at the inception of the contract, if the arrangement meets the classification criteria for an operating or finance lease. For leases that have extension options, which can be exercised at the Company's discretion, management uses judgment to determine if it is reasonably certain that such extension options will be elected. If the extension options are reasonably certain to occur, the Company includes the extended term's lease payments in the calculation of the respective lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The incremental borrowing rate used to discount the lease liability is determined at commencement of the lease, or upon modification of the lease, as the interest rate a lessee would have to pay to borrow on a fully collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company's incremental borrowing rate considers information at both the corporate and property level and analysis of current market conditions for obtaining new financings. All leases as of March 31, 2021 were operating leases.
Separately, on October 15, 2019, the Company acquired certain real estate assets which had an existing in-place lease asset. This in-place lease asset is recorded as an Intangible lease asset on the consolidated balance sheets and amortized using the straight-line method over the contractual life of the lease.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
The allowance for credit losses required under ASU 2016-13 is deducted from the respective loans’ amortized cost basis on the Company’s consolidated balance sheets. The allowance for credit losses attributed to unfunded loan commitments is included in Accounts payable and accrued expenses on the consolidated balance sheets. The guidance also required a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption.
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
March 31, 2021
(Unaudited)
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
The Company has elected to not measure an allowance for credit losses for accrued interest receivable as it is timely, following three months time, reversed against interest income when a loan, real estate security or preferred equity investment is placed on nonaccrual status. The Company did not record reversals of accrued interest receivable during the three months ended March 31, 2021. Loans are charged off against the Provision/(benefit) for credit losses when all or a portion of the principal amount is determined to be uncollectible.
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
March 31, 2021
(Unaudited)
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
Offering and Related Costs
Since 2018, the Company has from time to time offered, and may in the future offer, shares of the Company’s common stock or one or more series of its preferred stock (“Preferred Stock”), including its Series A convertible preferred stock (“Series A Preferred Stock”), Series C convertible preferred stock (the “Series C Preferred Stock,”) and Series D convertible preferred stock (the “Series D Preferred Stock,” and together with the Series A Preferred Stock and Series C Preferred Stock, the “Preferred Stock”) in private placements exempt from the registration requirements of the Securities Act of 1933, as amended. In connection with these offerings, the Company incurs various offering costs. These offering costs include but are not limited to legal, accounting, printing, mailing and filing fees, and diligence expenses of broker-dealers. Offering costs for the common stock are recorded in the Company’s stockholders’ equity, while the offering costs for the Preferred Stock are included within Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively, on the Company’s consolidated balance sheets.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Distribution Reinvestment Plan
Pursuant to the Company's distribution reinvestment plan ("DRIP") stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. The purchase price for shares purchased through the DRIP is the lesser of (i) the Company’s most recent estimated per share net asset value ("NAV"), and (ii) the Company’s most recently disclosed GAAP book value per share. There is no market for our common stock. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the consolidated balance sheets in the period distributions are declared.
Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRS, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRS is not consolidated for U.S. federal income tax purposes, but is instead taxed as a C corporation. For financial reporting purposes, the TRS is consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRS. Total income tax provision/(benefit) for the three months ended March 31, 2021 and March 31, 2020 was $2.0 million and $(1.9) million, respectively.
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
March 31, 2021
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
Series A Preferred Stock
The Series A Preferred Stock ranks senior to the Company’s common stock, par value $0.01 per share (“Common Stock”), and on parity with all other outstanding classes of preferred stock of the Company (including the Series C and Series D Preferred Stock) with respect to priority in dividends and in the distribution of assets in the event of the liquidation, dissolution or winding-up of the Company. The liquidation preference of each share of Series A Preferred Stock is the greater of (i) $5,000 plus accrued and unpaid dividends, and (ii) the amount that would be received upon a conversion of the Series A Preferred Stock into Common Stock.
Dividends are on the Series A Preferred Stock, which are typically declared and paid quarterly, accrue at a rate equal to the greater of (i) an annual amount equal to 4.0% of the liquidation preference per share (subject to a 1.0% increase in the event of the ratings for the Series A Preferred Stock decreases below a certain threshold) and (ii) the dividends that would have been paid had such share of Series A Preferred Stock been converted into a share of Common Stock on the first day of such quarter, subject to proration in the event the share of Series A Preferred Stock is not outstanding for the full quarter. Dividends are paid in arrears. Dividends will accumulate and be cumulative from the most recent date to which dividends had been paid.
Immediately prior to a “Liquidity Event,” each outstanding share of Series A Preferred Stock shall convert into 299.2 shares of Common Stock, subject to anti-dilution adjustments described in the Articles Supplementary (the “Conversion Rate”). A “Liquidity Event” is defined as (i) the listing of the Common Stock on a national securities exchange or quotation on an electronic inter-dealer quotation system; (ii) a merger or business combination involving the Company pursuant to which outstanding shares Common Stock are exchanged for securities of another company which are listed on a national securities exchange or quoted on an electronic inter-dealer quotation system; or (iii) any other transaction or series of transaction that results in all shares of Common Stock being transferred or exchange for cash or securities which are listed on a national securities exchange or quoted on an electronic inter-dealer quotation system.
If there has not been a Liquidity Event by June 25, 2024 (six years from the initial issuance of the Series A Preferred Stock), each holder of Series A Preferred Stock shall have the right to require the Company to redeem its Series A Preferred Stock for cash at the liquidation preference, or such holder may convert all, but not less than all, of the Series A Preferred Stock held by such holder into Common Stock at the Conversion Rate.
In the event of the sale of all or substantially all of the business or assets of the Company (by sale, merger, consolidation or otherwise) or the acquisition by any person of more than 50% of the total economic interests or voting power of all securities of the Company (a “Company Change of Control”), other than a Liquidity Event, each holder of Series A Preferred Stock will have the right, prior to consummation of such transaction, to convert its Series A Preferred Stock into Common Stock at the Conversion Rate. In addition, in the event of a change of control of the Advisor (as defined in the Articles Supplementary) or a Company Change of Control that is not a Liquidity Event and that is related to the removal of the Advisor, both the Company and the holder shall have the right, prior to consummation of the transaction, to require the redemption of the Series A Preferred Stock for the liquidation preference.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Holders of the Series A Preferred Stock (voting as a single class with holders of Common Stock and other classes of voting Preferred Stock) are entitled to vote on each matter submitted to a vote of the stockholders of the Company upon which the holders of Common Stock are entitled to vote. The number of votes applicable to a share of outstanding Series A Preferred Stock will be equal to the number of shares of Common Stock a share of Series A Preferred Stock could have been converted into as of the record date set for purposes of such stockholder vote (rounded down to the nearest whole number of shares of Common Stock). In addition, the affirmative vote of the holders of two-thirds of the outstanding shares of Series A Preferred Stock is required to approve the issuance of any equity securities senior to the Series A Preferred Stock and to take certain actions materially adverse to the holders of the Series A Preferred Stock.
Series C Preferred Stock
The Series C Preferred Stock is on parity with the Series A Preferred Stock with respect to preference on liquidation and dividend rights. Except as set forth below, the terms of the Series C Preferred Stock are substantially the same as the terms of the Series A Preferred Stock:
•The Series C Preferred Stock is not rated and its dividend rate is not impacted by changes in ratings.
•The are no anti-dilution adjustments to the Conversion Price based on share issuances at below GAAP book value.
•The Series C Preferred Stock will not immediately convert upon a Liquidation Event; the mandatory conversion will occur on the one-year anniversary of the Liquidity Event. The Company has the option to accelerate the mandatory conversion date to a date no earlier than six months after the Liquidity Event upon 10 days’ notice to the holders.
•A Company Change of Control that is also a Liquidity Event will trigger the Change of Control redemption right.
•The optional conversion and redemption provisions are effective on and after on October 18, 2025 (rather than June 25, 2024).
•With respect to voting rights on issuance of any equity securities senior to the Series C Preferred Stock and certain other actions materially adverse to the holders of the Series C Preferred Stock, the Series C Preferred Stock holders will vote as a single class with other parity Preferred Stock (except the Series A Preferred Stock).
Series D Preferred Stock
The Series D Preferred Stock is on parity with the Series A Preferred Stock and Series C Preferred Stock with respect to preference on liquidation and dividend rights. The terms of the Series D Preferred Stock are substantially the same as the terms of the Series A Preferred Stock, except that the Series D Preferred Stock will not immediately convert upon a Liquidation Event; the mandatory conversion will occur on the one-year anniversary of the Liquidity Event. The holders have the option to accelerate the mandatory conversion date to a date no earlier than six months after the Liquidity Event.
The complete terms of the Company’s Preferred Stock are set forth in the Articles Supplementary applicable to each class, which have been filed as exhibits to the Company’s periodic reports filed pursuant to the Securities Exchange Act of 1934, as amended.
Accounting Pronouncements Not Yet Adopted
On March 12, 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through March 31, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (dollars in thousands):

	March 31, 2021	December 31, 2020
Senior loans	$3,009,785	$2,698,823
Mezzanine loans	18,913	15,911
Total gross carrying value of loans	3,028,698	2,714,734
Less: Allowance for credit losses (1)	18,600	20,886
Total commercial mortgage loans, held for investment, net	$3,010,098	$2,693,848
________________________
(1) As of March 31, 2021 and December 31, 2020, there have been no specific reserves for loans in non-performing status.
As of March 31, 2021 and December 31, 2020, the Company's total commercial mortgage loan portfolio, excluding commercial mortgage loans accounted for under the fair value option, was comprised of 146 and 130 loans, respectively.
Allowance for Credit Losses
The following table presents the activity in the Company's allowance for credit losses, excluding the unfunded loan commitments, as of March 31, 2021 (dollars in thousands):

	Three Months Ended March 31, 2021
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self-Storage	Manufactured Housing	Total
Beginning Balance	$3,095	$404	$1,575	$3,795	$132	$11,646	$117	$122	$20,886
Current Period:
Provision/(benefit) for credit losses	2,078	(2)	(374)	(3,187)	253	(773)	23	(15)	(1,997)
Write offs	(289)	—	—	—	—	—	—	—	(289)
Ending Balance	$4,884	$402	$1,201	$608	$385	$10,873	$140	$107	$18,600
The Company recorded a decrease in its provision for credit losses during the three months ended March 31, 2021 of $2.0 million. The primary driver for the improvement in the reserve balance is the positive economic outlook since the end of the prior year.
The following table presents the activity in the Company's allowance for credit losses, for the unfunded loan commitments, as of March 31, 2021 (dollars in thousands):

	Three Months Ended March 31, 2021
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self-Storage	Manufactured Housing	Total
Beginning Balance	$85	$—	$47	$418	$14	$101	$—	$—	$665
Current Period:
Provision/(benefit) for credit losses	68	—	(9)	(317)	(2)	(74)	—	—	(334)
Ending Balance	$153	$—	$38	$101	$12	$27	$—	$—	$331

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The following tables represent the composition by loan type and region of the Company's commercial mortgage loans, held for investment portfolio (dollars in thousands):

	March 31, 2021		December 31, 2020
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$1,515,787	49.9%	$1,202,694	44.2%
Office	547,100	18.0%	517,464	19.0%
Hospitality	426,040	14.0%	403,908	14.8%
Industrial	200,427	6.6%	243,404	8.9%
Mixed Use	94,280	3.1%	102,756	3.8%
Self-Storage	86,423	2.8%	86,424	3.2%
Retail	78,550	2.6%	78,550	2.9%
Manufactured Housing	72,539	2.5%	71,263	2.6%
Land	16,400	0.5%	16,400	0.6%
Total	$3,037,546	100.0%	$2,722,863	100.0%

	March 31, 2021		December 31, 2020
Loan Region	Par Value	Percentage	Par Value	Percentage
Southwest	$810,556	26.7%	$515,392	18.9%
Southeast	811,205	26.7%	796,908	29.3%
Mideast	484,199	15.9%	473,514	17.4%
Far West	422,785	13.9%	415,173	15.2%
Great Lakes	186,423	6.1%	199,203	7.3%
Various	104,200	3.4%	136,855	5.0%
Plains	100,261	3.3%	116,143	4.3%
New England	69,166	2.4%	69,675	2.6%
Rocky Mountain	48,751	1.6%	—	—%
Total	$3,037,546	100.0%	$2,722,863	100.0%
As of March 31, 2021 and December 31, 2020, the Company's total commercial mortgage loans, held for sale, measured at fair value were comprised of ten and three loans, respectively. As of March 31, 2021 and December 31, 2020, the contractual principal outstanding of commercial mortgage loans, held for sale, measured at fair value was $92.6 million and $67.6 million, respectively. As of March 31, 2021 and December 31, 2020, none of the Company's commercial mortgage loans, held for sale, measured at fair value were in default or greater than ninety days past due.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The following tables represent the composition by loan type and region of the Company's commercial mortgage loans, held for sale, measured at fair value (dollars in thousands):

	March 31, 2021		December 31, 2020
Loan Type	Par Value	Percentage	Par Value	Percentage
Office	$30,500	32.9%	$—	—%
Mixed Use	18,598	20.1%	—	—%
Multifamily	18,100	19.5%	100	0.1%
Retail	13,970	15.1%	—	—%
Industrial	9,024	9.7%	67,550	99.9%
Manufactured Housing	2,446	2.7%	—	—%
Hospitality	—	—%	—	—%
Total	$92,638	100.0%	$67,650	100.0%

	March 31, 2021		December 31, 2020
Loan Region	Par Value	Percentage	Par Value	Percentage
Southeast	$39,256	42.4%	$—	—%
Far West	18,000	19.4%	58,500	86.5%
Mideast	15,973	17.2%	—	—%
Great Lakes	11,749	12.7%	9,150	13.5%
Various	7,660	8.3%	—	—%
Total	$92,638	100.0%	$67,650	100.0%
Loan Credit Quality and Vintage
The following tables present the amortized cost of our commercial mortgage loans, held for investment as of March 31, 2021 and March 31, 2020, by loan type, the Company’s internal risk rating and year of origination. The risk ratings are updated as of March 31, 2021.

As of March 31, 2021
	2021	2020	2019	2018	2017	2016	Prior	Total

Multifamily:
Risk Rating:
1-2 internal grade	$420,073	$585,941	$291,648	$174,105	$—	$—	$3,488	$1,475,255
3-4 internal grade	—	—	—	36,115	—	—	—	36,115
Total Multifamily Loans	$420,073	$585,941	$291,648	$210,220	$—	$—	$3,488	$1,511,370

Retail:
Risk Rating:
1-2 internal grade	$—	$13,299	$22,751	$16,400	$—	$—	$—	$52,450
3-4 internal grade	—	—	12,876	29,432	—	—	—	42,308
Total Retail Loans	$—	$13,299	$35,627	$45,832	$—	$—	$—	$94,758

Office:
Risk Rating:
1-2 internal grade	$48,466	$248,628	$160,784	$60,375	$26,724	$—	$—	$544,977
3-4 internal grade	—	—	—	—	—	—	—	—
Total Office Loans	$48,466	$248,628	$160,784	$60,375	$26,724	$—	$—	$544,977

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Industrial:
Risk Rating:
1-2 internal grade	$—	$123,139	$76,490	$—	$—	$—	$—	$199,629
3-4 internal grade	—	—	—	—	—	—	—	—
Total Industrial Loans	$—	$123,139	$76,490	$—	$—	$—	$—	$199,629

Mixed Use:
Risk Rating:
1-2 internal grade	$—	$30,265	$—	$63,815	$—	$—	$—	$94,080
3-4 internal grade	—	—	—	—	—	—	—	—
Total Mixed Use Loans	$—	$30,265	$—	$63,815	$—	$—	$—	$94,080

Hospitality:
Risk Rating:
1-2 internal grade	$22,887	$26,889	$10,552	$—	$—	$—	$—	$60,328
3-4 internal grade	—	—	160,965	113,423	90,655	—	—	365,043
Total Hospitality Loans	$22,887	$26,889	$171,517	$113,423	$90,655	$—	$—	$425,371

Self-Storage:
Risk Rating:
1-2 internal grade	$—	$41,324	$—	$44,921	$—	$—	$—	$86,245
3-4 internal grade	—	—	—	—	—	—	—	—
Total Self-Storage Loans	$—	$41,324	$—	$44,921	$—	$—	$—	$86,245

Manufactured Housing:
Risk Rating:
1-2 internal grade	$—	$25,915	$46,353	$—	$—	$—	$—	$72,268
3-4 internal grade	—	—	—	—	—	—	—	—
Total Manufactured Housing Loans	$—	$25,915	$46,353	$—	$—	$—	$—	$72,268

Total	$491,426	$1,095,400	$782,419	$538,586	$117,379	$—	$3,488	$3,028,698

As of March 31, 2020
	2020	2019	2018	2017	2016	2015	Prior	Total

Multifamily:
Risk Rating:
1-2 internal grade	$177,191	$456,036	$617,533	$34,875	$—	$—	$3,489	$1,289,124
3-4 internal grade	—	—	65,805	37,812	—	—	—	103,617
Total Multifamily Loans	$177,191	$456,036	$683,338	$72,687	$—	$—	$3,489	$1,392,741

Retail:
Risk Rating:
1-2 internal grade	$—	$54,618	$16,319	$—	$—	$—	$9,450	$80,387
3-4 internal grade	—	3,501	43,907	—	—	—	—	47,408
Total Retail Loans	$—	$58,119	$60,226	$—	$—	$—	$9,450	$127,795

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

Office:
Risk Rating:
1-2 internal grade	$49,163	$173,988	$97,936	$41,645	$—	$10,700	$—	$373,432
3-4 internal grade	—	—	45,259	10,506	—	—	—	55,765
Total Office Loans	$49,163	$173,988	$143,195	$52,151	$—	$10,700	$—	$429,197

Industrial:
Risk Rating:
1-2 internal grade	$25,241	$84,576	$—	$—	$—	$33,655	$—	$143,472
3-4 internal grade	—	—	—	—	—	—	—	—
Total Industrial Loans	$25,241	$84,576	$—	$—	$—	$33,655	$—	$143,472

Mixed Use:
Risk Rating:
1-2 internal grade	$—	$—	$52,097	$12,953	$—	$—	$—	$65,050
3-4 internal grade	—	—	—	—	—	—	—	—
Total Mixed Use Loans	$—	$—	$52,097	$12,953	$—	$—	$—	$65,050

Hospitality:
Risk Rating:
1-2 internal grade	$—	$8,735	$20,962	$—	$—	$—	$—	$29,697
3-4 internal grade	—	161,948	114,190	90,940	—	—	—	367,078
Total Hospitality Loans	$—	$170,683	$135,152	$90,940	$—	$—	$—	$396,775

Self-Storage:
Risk Rating:
1-2 internal grade	$—	$—	$62,937	$—	$—	$—	$—	$62,937
3-4 internal grade	—	—	—	—	—	—	—	—
Total Self-Storage Loans	$—	$—	$62,937	$—	$—	$—	$—	$62,937

Manufactured Housing:
Risk Rating:
1-2 internal grade	$—	$44,714	$—	$—	$—	$—	$—	$44,714
3-4 internal grade	—	—	—	—	—	—	—	—
Total Manufactured Housing Loans	$—	$44,714	$—	$—	$—	$—	$—	$44,714

Total	$251,595	$988,116	$1,136,945	$228,731	$—	$44,355	$12,939	$2,662,681

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Past Due Status
The following table presents an aging summary of the loans amortized cost basis at March 31, 2021 (dollars in thousands):

	Multifamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self-Storage	Manufactured Housing	Total
Status:
Current	$1,511,370	$94,758	$544,977	$199,629	$94,080	$368,296	$86,245	$72,268	$2,971,623
1-29 days past due	—	—	—	—	—	—	—	—	—
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—	—	—
120+ days past due (1)	—	—	—	—	—	57,075	—	—	57,075
Total	$1,511,370	$94,758	$544,977	$199,629	$94,080	$425,371	$86,245	$72,268	$3,028,698
________________________
(1) For the three months ended March 31, 2021, there was no interest income recognized on this loan.
As of March 31, 2021 and December 31, 2020, the Company had one loan with a total cost basis of $57.1 million and two loans with a total cost basis of $94.9 million, respectively, on non-accrual status for which there was no related allowance for credit losses.
Credit Characteristics
As part of the Company's process for monitoring the credit quality of its commercial mortgage loans, excluding those held for sale, measured at fair value, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its loans. The loans are scored on a scale of 1 to 5 as follows:

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
All commercial mortgage loans, excluding loans classified as commercial mortgage loans, held for sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2.0. As of March 31, 2021 and December 31, 2020, the weighted average risk rating of the loans was 2.2.
The following table represents the allocation by risk rating for the Company's commercial mortgage loans, held for investment (dollars in thousands):

March 31, 2021			December 31, 2020
Risk Rating	Number of Loans	Par Value	Risk Rating	Number of Loans	Par Value
1	—	$—	1	—	$—
2	122	2,593,571	2	104	2,232,045
3	22	383,400	3	22	384,040
4	2	60,575	4	4	106,778
5	—	—	5	—	—
	146	$3,037,546		130	$2,722,863

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
For the three months ended March 31, 2021 and year ended December 31, 2020, the activity in the Company's commercial mortgage loans, held for investment portfolio was as follows (dollars in thousands):

	Three Months Ended March 31,	Year Ended December 31,
	2021	2020
Balance at Beginning of Year	$2,693,848	$2,762,042
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	(7,211)
Acquisitions and originations	522,735	1,287,720
Principal repayments	(170,529)	(1,223,490)
Discount accretion/premium amortization	1,167	6,146
Loans transferred from/(to) commercial real estate loans, held for sale	—	(76,979)
Net fees capitalized into carrying value of loans	(1,886)	(6,562)
(Provision)/benefit for credit losses	1,997	(13,181)
Charge-off from allowance	289	427
Transfer to real estate owned	(37,523)	(35,064)
Balance at End of Period	$3,010,098	$2,693,848
During the three months ended March 31, 2021, the Company wrote off a commercial mortgage loan, held for investment, with a carrying value of $37.8 million in exchange for the possession of a REO investment at a fair value of $37.5 million, comprised of $33.0 million of real property (land, building and improvements) and $4.5 million of personal property (furniture, fixture, and equipment) at the time of transfer. The transfer occurred when the Company took possession of the property by completing a foreclosure transaction in January 2021, resulting in a $0.3 million impairment loss at the time of transfer. Since the foreclosure was entered into due to the borrower experiencing financial difficulty and the recorded investment in the receivable was more than the fair value of the collateral collected, the transaction qualifies as a TDR. The Company accounted for the REO acquired during the three months ended March 31, 2021 as an asset acquisition and is designated as held for sale within the Company's consolidated balance sheets.
Note 4 - Real Estate Securities
The following is a summary of the Company's real estate securities, CMBS (dollars in thousands):

March 31, 2021
Type	Interest Rate	Maturity	Par Value	Fair Value
CMBS 1	2.4%	2/15/2036	$19,000	$18,865

December 31, 2020
Type	Interest Rate	Maturity	Par Value	Fair Value
CMBS 1	3.0%	5/15/2022	$13,250	$12,657
CMBS 2	2.2%	6/26/2025	10,800	10,335
CMBS 3	2.5%	2/15/2036	40,000	38,292
CMBS 4	1.9%	6/15/2037	8,000	7,892
CMBS 5	2.1%	9/15/2037	24,000	23,297
CMBS 6	2.3%	6/15/2034	12,000	11,580
CMBS 7	1.5%	12/15/2036	20,000	18,975
CMBS 8	1.8%	12/15/2036	25,000	23,268
CMBS 9	2.3%	3/15/2035	25,665	24,840

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The Company classified its CMBS investments as available for sale as of March 31, 2021 and December 31, 2020. These investments are reported at fair value in the consolidated balance sheets with changes in fair value recorded in accumulated other comprehensive income/(loss). The weighted average contractual maturity for CLO investments included within the CMBS portfolio as of March 31, 2021 and December 31, 2020 was 15 and 14 years. The weighted average contractual maturity for single asset single borrower "SASB" investments as of March 31, 2021 and December 31, 2020 was none and 14 years.
The following table shows the amortized cost, allowance for expected credit losses, unrealized gain/(loss) and fair value of the Company's CMBS investments by investment type (dollars in thousands):

	Amortized Cost	Credit Loss Allowance	Unrealized Gain	Unrealized Loss	Fair Value
March 31, 2021
CLOs	$19,079	$—	$—	$(214)	$18,865
SASB	—	—	—	—	—
Total	$19,079	$—	$—	$(214)	$18,865
December 31, 2020
CLOs	$123,444	$—	$—	$(4,888)	$118,556
SASB	55,948	—	—	(3,368)	52,580
Total	$179,392	$—	$—	$(8,256)	$171,136
As of March 31, 2021 the Company held 1 CMBS position with an amortized cost basis of $19.1 million and an unrealized loss of $0.2 million, which unrealized loss was for a period greater than twelve months. As of December 31, 2020, the Company held 9 CMBS positions with an amortized cost basis of $179.4 million and an unrealized loss of $8.3 million, of which 7 positions had an unrealized loss for a period greater than twelve months.
The following table provides information on the unrealized losses and fair value on the Company's real estate securities, CMBS, available for sale that were in an unrealized loss position, and for which an allowance for credit losses has not been recorded as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	Fair Value		Unrealized Loss
	Securities with an unrealized loss less than 12 months	Securities with an unrealized loss greater than 12 months	Securities with an unrealized loss less than 12 months	Securities with an unrealized loss greater than 12 months
March 31, 2021
CLOs	$—	$18,865	$—	$(214)
SASB	—	—	—	—
Total	$—	$18,865	$—	$(214)
December 31, 2020
CLOs	$63,131	$55,425	$(2,824)	$(2,065)
SASB	—	52,580	—	(3,367)
Total	$63,131	$108,005	$(2,824)	$(5,432)
As of March 31, 2021 and December 31, 2020, there were 1 and 7 securities, respectively with unrealized losses for a period greater than twelve months reflected in the table above. After evaluating the securities, the Company concluded that the unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that the Company did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, the portfolio is made up of investment grade securities of recent originations and higher tranches, and that there were no material credit events that would have caused us to otherwise conclude that the Company would not recover our cost. The allowance for credit losses is calculated using a discounted cash flow approach and is measured as the difference between the original cash flows expected to be collected to the revised cash flows expected to be collected discounted using the effective interest rate, limited by the amount that the fair value is less than the amortized cost basis. Significant judgment is used in projecting cash flows. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The following table provides information on the amounts of gain/(loss) on the Company's real estate securities, CMBS, available for sale (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Unrealized gain/(loss) on available for sale securities	$1,665	$(67,607)
Reclassification of net (gain)/loss on available for sale securities included in net income/(loss)	6,377	—
Unrealized gain/(loss) on available for sale securities, net of reclassification adjustment	$8,042	$(67,607)
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
Note 5 - Real Estate Owned
The following table summarizes the Company's real estate owned assets as of March 31, 2021 (dollars in thousands):

Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
October 2019 (1)	Office	Jeffersonville, IN	$1,887	$21,989	$3,565	$(1,131)	$26,310
January 2021 (2)	Multifamily	Kansas City, MO	4,300	28,697	4,526	—	37,523
			$6,187	$50,686	$8,091	$(1,131)	$63,833
________________________
(1) Refer to Note 2 for the useful life of the above assets.
(2) Represents assets acquired by the Company by completing a foreclosure transaction and is designated as held for sale within the Company's consolidated balance sheets.
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
Depreciation expense for the three months ended March 31, 2021 and 2020 totaled $0.2 million and $0.3 million, respectively.
Long-Lived Asset Classified as Held for Sale
As of March 31, 2021, the Company has designated one property included within the real estate owned business segment as held for sale. The property is located in Kansas City, MO and is currently being marketed and sale is probable to occur within one year.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 6 - Leases
Intangible Lease Asset
The following table summarizes the Company's intangible lease asset recognized in the consolidated balance sheets as of March 31, 2021 (dollars in thousands):

Acquisition Date	Property Type	Primary Location(s)	Intangible Lease Asset, Gross	Accumulated Amortization	Intangible Lease Asset, Net of Amortization
October 2019	Office	Jeffersonville, IN	$14,509	$(1,169)	$13,340
			$14,509	$(1,169)	$13,340
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
Rental Income
On October 15, 2019, the Company purchased an office building that was subject to an existing triple net lease. The minimum rental amount due under the lease is subject to annual increases of 1.5%. The initial term of the lease expires in 2037 and contains renewal options for four consecutive five-year terms. The remaining lease term is 16.1 years. Rental income for this operating lease for each of the three months ended March 31, 2021 and March 31, 2020 totaled $0.7 million and is included in Revenue from real estate owned in the consolidated statements of operations.
The following table summarizes the Company's schedule of future minimum rents to be received under the lease (dollars in thousands):

Minimum Rents	March 31, 2021
2021 (April - December)	$1,932
2022	2,607
2023	2,646
2024	2,686
2025	2,726
2026 and beyond	34,168
Total minimum rent	$46,765
Amortization Expense
Intangible lease assets are amortized using the straight-line method over the contractual life of the lease, of a period up to 20 years. The weighted average life of intangible assets as of March 31, 2021 is approximately 16.1 years. Amortization expense for the three months ended March 31, 2021 and 2020 totaled $0.2 million.
The following table summarizes the Company's expected amortization for intangible assets over the next five years, assuming no further acquisitions or dispositions (dollars in thousands):

Amortization Expense	March 31, 2021
2021 (April - December)	$(619)
2022	(825)
2023	(825)
2024	(825)
2025	(825)

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
The details of the Company's Repo Facilities at March 31, 2021 and December 31, 2020 are as follows (dollars in thousands):

As of March 31, 2021
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Maturity
JPM Repo Facility	$300,000	$111,108	$989	2.41%	10/6/2022
USB Repo Facility	100,000	—	93	N/A	6/15/2021
CS Repo Facility	200,000	10,000	980	4.50%	8/19/2021
WF Repo Facility (2)	175,000	—	504	N/A	11/21/2021
Barclays Revolver Facility (3)	100,000	—	34	N/A	9/20/2021
Barclays Repo Facility (4)	300,000	31,817	486	1.96%	3/15/2022
Total	$1,175,000	$152,925	$3,086
________________________
(1) For the three months ended March 31, 2021. Includes amortization of deferred financing costs.
(2) There are two more one-year extension options available at the Company's discretion.
(3) There is one one-year extension option available at the Company's discretion.
(4) Includes one one-year extensions at the Company's option.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)

As of December 31, 2020
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
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of March 31, 2021 and December 31, 2020, the Company is in compliance with all debt covenants.
Other financing and loan participation - Commercial Mortgage Loans
On March 23, 2020, the Company transferred $15.2 million of its interest in a term loan to Sterling National Bank ("SNB") via a participation agreement. Since inception, the Company's outstanding loan increased as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The Company incurred $0.2 million of interest expense on the SNB term loan for three months ended March 31, 2021. As of March 31, 2021 the outstanding participation balance was $34.0 million. The loan matures on February 9, 2023.
Mortgage Note Payable
On October 15, 2019, the Company obtained a commercial mortgage loan for $29.2 million related to the real estate owned portfolio. As of March 31, 2021 the loan accrued interest at an annual rate of 3.85% and matures on November 6, 2034. The Company incurred $0.3 million of interest expense for the three months ended March 31, 2021.
Unsecured Debt
Pursuant to a lending and security agreement with Security Benefit Life Insurance Company ("SBL"), which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $0.4 million of interest expense on the lending agreement with SBL for the three months ended March 31, 2021. As of March 31, 2021, there was an outstanding balance of $100.0 million.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
Below is a summary of the Company's MRAs as of March 31, 2021 and December 31, 2020 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of March 31, 2021
JP Morgan Securities LLC	$16,609	$89	$23,430	1.73%	7
Wells Fargo Securities, LLC	—	—	—	N/A	N/A
Goldman Sachs International	—	37	—	N/A	N/A
Barclays Capital Inc.	71,663	246	91,060	1.35%	45
Credit Suisse AG	—	—	—	N/A	N/A
Citigroup Global Markets, Inc.	—	81	—	N/A	N/A
Total/Weighted Average	$88,272	$453	$114,490	1.43%	37

As of December 31, 2020
JP Morgan Securities LLC	$33,791	$1,668	$43,612	1.75%	31
Wells Fargo Securities, LLC	—	1,057	—	N/A	N/A
Goldman Sachs International	22,440	455	30,794	1.68%	16
Barclays Capital Inc.	76,809	2,102	97,244	1.71%	33
Credit Suisse AG	—	905	—	N/A	N/A
Citigroup Global Markets, Inc.	53,788	2,532	71,723	1.70%	29
Total/Weighted Average	$186,828	$8,719	$243,373	1.71%	33
________________________
(1) Includes $95.6 million and $72.2 million of CLO notes, held by the Company, which are eliminated within the real estate securities, at fair value line in the consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.
Collateralized Loan Obligations
As of March 31, 2021 and December 31, 2020 the notes issued by BSPRT 2018-FL3 Issuer, Ltd. and BSPRT 2018-FL3 Co-Issuer, LLC, wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 26 and 27 mortgage assets having a principal balance of $406.4 million and $417.9 million, respectively (the "2018-FL3 Mortgage Assets"). The sale of the 2018-FL3 Mortgage Assets to BSPRT 2018-FL3 Issuer, Ltd. is governed by a Mortgage Asset Purchase Agreement dated as of April 5, 2018, between the Company and BSPRT 2018-FL3 Issuer, Ltd.
As of March 31, 2021 and December 31, 2020 the notes issued by BSPRT 2018-FL4 Issuer, Ltd. and BSPRT 2018-FL4 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 57 and 59 mortgage assets having a principal balance of $827.9 million and $852.1 million, respectively (the "2018-FL4 Mortgage Assets"). The sale of the 2018-FL4 Mortgage Assets to BSPRT 2018-FL4 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of October 12, 2018, between the Company and BSPRT 2018-FL4 Issuer.
As of March 31, 2021 and December 31, 2020, the notes issued by BSPRT 2019-FL5 Issuer, Ltd. and BSPRT 2019-FL5 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 59 and 54 mortgage assets having a principal balance of $788.9 million and $799.8 million respectively (the "2019-FL5 Mortgage Assets"). The sale of the 2019-FL5 Mortgage Assets to BSPRT 2019-FL5 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of May 30, 2019, between the Company and BSPRT 2019-FL5 Issuer.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
On March 25, 2021, BSPRT 2021-FL6 Issuer, Ltd. (the “Issuer”) and BSPRT 2021-FL6 Co-Issuer, LLC (the “Co-Issuer”), both wholly owned indirect subsidiaries of the Company entered into an indenture with the OP, as advancing agent and U.S. Bank National Association, as note administrator and trustee, which governs the issuance of approximately $645.8 million principal balance secured floating rate notes (the “Notes”), of which $573.1 million were purchased by third party investors and $72.6 million were purchased by a wholly owned subsidiary of the OP. In addition, concurrently with the issuance of the Notes, the Issuer also issued 54,250 Preferred Shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “Preferred Shares”), which were not offered as part of closing the indenture. For U.S. federal income tax purposes, the Issuer and Co-Issuer are disregarded entities.
As of March 31, 2021, the notes issued by BSPRT 2021-FL6 Issuer, Ltd. and BSPRT 2021-FL6 Co-Issuer, LLC, are collateralized by interests in a pool of 40 mortgage assets having a principal balance of $506.9 million (the "2021-FL6 Mortgage Assets"). The sale of the 2021-FL6 Mortgage Assets to BSPRT 2021-FL6 Issuer, Ltd. is governed by a Collateral Interest Purchase Agreement dated as of March 25, 2021, between the Company and BSPRT 2021-FL6 Issuer, Ltd.
The Company, through its wholly-owned subsidiaries, holds the preferred equity tranches of the above CLOs of approximately $311.2 million and $256.9 million as of March 31, 2021 and December 31, 2020, respectively. The following table represents the terms of the notes issued by 2018-FL3 Issuer, 2018-FL4 Issuer, 2019-FL5 Issuer and 2021-FL6 Issuer (the "CLOs), respectively, as of March 31, 2021 (dollars in thousands):

CLO Facility	Tranche	Par Value Issued	Par Value Outstanding (1)	Interest Rate	Maturity Date
2018-FL3 Issuer	Tranche A	$286,700	$83,069	1M LIBOR + 105	10/15/2034
2018-FL3 Issuer	Tranche A-S	77,775	77,775	1M LIBOR + 135	10/15/2034
2018-FL3 Issuer	Tranche B	41,175	41,175	1M LIBOR + 165	10/15/2034
2018-FL3 Issuer	Tranche C	39,650	39,650	1M LIBOR + 255	10/15/2034
2018-FL3 Issuer	Tranche D	42,700	42,700	1M LIBOR + 345	10/15/2034
2018-FL4 Issuer	Tranche A	416,827	375,911	1M LIBOR + 105	9/15/2035
2018-FL4 Issuer	Tranche A-S	73,813	73,813	1M LIBOR + 130	9/15/2035
2018-FL4 Issuer	Tranche B	56,446	56,446	1M LIBOR + 160	9/15/2035
2018-FL4 Issuer	Tranche C	68,385	68,385	1M LIBOR + 210	9/15/2035
2018-FL4 Issuer	Tranche D	57,531	57,531	1M LIBOR + 275	9/15/2035
2019-FL5 Issuer	Tranche A	407,025	407,025	1M LIBOR + 115	5/15/2029
2019-FL5 Issuer	Tranche A-S	76,950	76,950	1M LIBOR + 148	5/15/2029
2019-FL5 Issuer	Tranche B	50,000	50,000	1M LIBOR + 140	5/15/2029
2019-FL5 Issuer	Tranche C	61,374	61,372	1M LIBOR + 200	5/15/2029
2019-FL5 Issuer	Tranche D	48,600	5,000	1M LIBOR + 240	5/15/2029
2019-FL5 Issuer	Tranche E	20,250	3,000	1M LIBOR + 285	5/15/2029
2021-FL6 Issuer	Tranche A	367,500	367,500	1M LIBOR + 110	3/15/2036
2021-FL6 Issuer	Tranche A-S	86,625	86,625	1M LIBOR + 130	3/15/2036
2021-FL6 Issuer	Tranche B	33,250	33,250	1M LIBOR + 160	3/15/2036
2021-FL6 Issuer	Tranche C	41,125	41,125	1M LIBOR + 205	3/15/2036
2021-FL6 Issuer	Tranche D	44,625	44,625	1M LIBOR + 300	3/15/2036
2021-FL6 Issuer	Tranche E	11,375	—	1M LIBOR + 350	3/15/2036
		$2,409,701	$2,092,927
________________________
(1) Excludes $339.7 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line in the consolidated balance sheets as of March 31, 2021.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The following table represents the terms of the notes issued by 2018-FL3 Issuer, 2018-FL4 Issuer and 2019-FL5 Issuer, as of December 31, 2020 (dollars in thousands):

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
________________________
(1) Excludes $267.1 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line in the consolidated balance sheets as of December 31, 2020.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The below table reflects the total assets and liabilities of the Company's outstanding CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of March 31, 2021 and December 31, 2020 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE. The VIE's are non-recourse to the Company.

Assets (dollars in thousands)	March 31, 2021	December 31, 2020
Cash (1)	$216,615	$99,025
Commercial mortgage loans, held for investment, net (2)	2,505,938	2,044,956
Accrued interest receivable	6,700	5,626
Total Assets	$2,729,253	$2,149,607

Liabilities
Notes payable (3)(4)	$2,415,354	$1,892,616
Accrued interest payable	1,266	1,240
Total Liabilities	$2,416,620	$1,893,856
________________________
(1) Includes $216.0 million and $98.6 million of cash held by the servicer related to CLO loan payoffs as of March 31, 2021 and December 31, 2020, respectively.
(2) The balance is presented net of allowance for credit losses of $16.5 million and $19.4 million as of March 31, 2021 and December 31, 2020, respectively.
(3) Includes $339.7 million and $267.1 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.
(4) The balance is presented net of deferred financing cost and discount of $17.3 million and $13.7 million as of March 31, 2021 and December 31, 2020, respectively.
Note 8 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income/(loss) is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share for the three months ended March 31, 2021 and March 31, 2020 (in thousands, except share and per share data):

	Three months ended March 31,
Numerator	2021	2020
Net income/(loss)	$30,146	$(7,400)
Less: Preferred stock dividends	3,511	4,515
Less: Undistributed earnings allocated to preferred stock	3,227	—
Net income/(loss) attributable to common stockholders (for basic and diluted earnings per share)	23,408	(11,915)

Denominator
Weighted-average common shares outstanding for basic earnings per share	44,290,177	44,263,334
Effect of dilutive shares:
Unvested restricted shares	15,888	11,518
Weighted-average common shares outstanding for diluted earnings per share	44,306,065	44,274,852

Basic earnings per share	$0.53	$(0.27)
Diluted earnings per share	$0.53	$(0.27)

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 9 - Stock Transactions
As of March 31, 2021 and December 31, 2020, the Company had 44,135,659 and 44,510,051 shares of common stock outstanding, respectively, including shares issued pursuant to the Company's distribution reinvestment plan (the "DRIP"), share repurchases and unvested restricted shares.
As of March 31, 2021 and December 31, 2020, the Company had 25,566 and 40,515 shares of Series A Preferred Stock outstanding, respectively and 1,400 shares of Series C Preferred Stock outstanding. Additionally, as of March 31, 2021 the Company had 17,950 shares of Series D Preferred Stock outstanding.
On March 15, 2021, the Company and SBL entered into an agreement pursuant to which SBL agreed to (i) exchange the 14,949 shares of the Series A Preferred Stock it held for an equal amount of Series D Preferred Stock and (ii) purchase from the Company an additional 3,000 newly issued shares of Series D Preferred Stock for $15.0 million (with the proceeds reduced by the accrued and unpaid dividends on the exchanged Series A Preferred Stock). The transaction settled on March 18, 2021.
The following tables present the activity in the Company's Series A Preferred Stock for the three months ended March 31, 2021 and March 31, 2020, respectively (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2020	40,515	$202,292
Exchanged for Series D Preferred Stock	(14,950)	(74,748)
Dividends paid in Preferred Stock	1	2
Offering Costs	—	13
Amortization of offering costs	—	22
Ending Balance, March 31, 2021	25,566	$127,581

	Shares	Amount
Balance, December 31, 2019	40,500	$202,144
Issuance of Preferred Stock	14	70
Dividends paid in Preferred Stock	—	2
Offering Costs	—	(5)
Amortization of offering costs	—	24
Ending Balance, March 31, 2020	40,514	$202,235
The following tables present the activity in the Company's Series C Preferred Stock for the three months ended March 31, 2021 and March 31, 2020 (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2020	1,400	$6,962
Issuance of Preferred Stock	—	—
Dividends paid in Preferred Stock	—	—
Offering Costs	—	—
Amortization of offering costs	—	2
Ending Balance, March 31, 2021	1,400	$6,964

	Shares	Amount
Balance, December 31, 2019	1,400	$6,966
Issuance of Preferred Stock	—	—
Dividends paid in Preferred Stock	—	—
Offering Costs	—	(5)
Amortization of offering costs	—	1
Ending Balance, March 31, 2020	1,400	$6,962

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The following table presents the activity in the Company's Series D Preferred Stock for the three months ended March 31, 2021 (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2020	—	$—
Issuance of Preferred Stock	17,950	89,748
Dividends paid in Preferred Stock	—	—
Offering Costs	—	(26)
Amortization of offering costs	—	—
Ending Balance, March 31, 2021	17,950	$89,722
As of March 31, 2020 the Company did not have any Series D Preferred Stock outstanding.
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
The monthly distributions for the first quarter of 2020 were paid at a daily rate equivalent to $1.44 per annum, per share of common stock. Starting with the second quarter 2020 distribution, the 2020 quarterly distributions were paid at a quarterly rate of $0.275 per share of common stock (equivalent to $1.10 per annum). Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distribution payments are not assured. Dividends on the Company’s Preferred Stock, to the extent not declared by the board of directors quarterly, will accrue, and dividends may not be paid on the Company's common stock to the extent there are accrued and unpaid dividends on the Preferred Stock. The amount of dividends paid on the Company’s Preferred Stock are generally in an amount equal to the dividends a holder of Preferred Stock would have received if the Preferred Stock had been converted into common stock in accordance with its terms.
The Company distributed $12.2 million of common stock dividends during the three months ended March 31, 2021, comprised of $9.7 million in cash and $2.6 million in shares of common stock issued under the DRIP. The DRIP was temporarily suspended for the March 2020 dividend due to COVID-19 related valuation volatility, but was reactivated for the second quarter 2020 dividend. The Company distributed $15.8 million of common stock dividends during the three months ended March 31, 2020, comprised of $12.2 million in cash and $3.6 million in shares of common stock issued under the DRIP.
As of March 31, 2021 and December 31, 2020, the Company had declared but unpaid common stock distributions of $12.1 million and $12.2 million, respectively. Additionally, as of March 31, 2021 and December 31, 2020, the Company had declared but unpaid Series A Preferred Stock distributions of $2.1 million and $3.3 million, respectively and $0.1 million and $0.1 million of Series C Preferred stock, respectively. Additionally, as of March 31, 2021 the Company had declared but unpaid common stock distributions of $0.2 million of Series D Preferred Stock. These amounts are included in Distributions payable on the Company’s consolidated balance sheets.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The repurchase price per share for SRP repurchases is equal to the lesser of (i) the Company’s most recent estimated per-share NAV, as approved by the Company’s board of directors from time to time, and (ii) the Company’s book value per share, computed in accordance with GAAP, multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100%, if the person seeking repurchase has held his or her shares for a period greater than four years or in the case of requests for death or disability. The Company’s estimated per-share NAV as of March 31, 2021, as determined by the board of directors, is $17.88. The Company’s GAAP book value per share as of March 31, 2021 is $18.45.
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
The following table reflects the number of shares repurchased under the SRP cumulatively through March 31, 2021:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2020	8,094	4,121,735	$19.88
January 1 - January 31, 2021(1)	1,351	521,796	17.53
February 1 - February 28, 2021	—	—	N/A
March 1 - March 31, 2021(1)	—	—	N/A
Cumulative as of March 31, 2021	9,445	4,643,531	$19.62
________________________
(1) Reflects shares repurchased pursuant to repurchase requests submitted for the second semester of 2020, including 15,772 shares which for administrative reasons were processed in March 2021. Pursuant to the terms of the SRP, the Company is only authorized to repurchase up to the amount of proceeds reinvested through our DRIP during the applicable semester. As a result, redemption requests in the amount of 1,885,340 shares were not fulfilled for the second semester of 2020.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 10 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of March 31, 2021 and December 31, 2020, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	March 31, 2021	December 31, 2020
2021	$45,331	$59,692
2022	83,246	91,420
2023	70,951	69,880
2024	54,770	7,700
2025 and beyond	15,355	—
	$269,653	$228,692
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three months ended March 31, 2021 and 2020 and the associated payable as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	Three Months Ended March 31,		Payable as of
	2021	2020	March 31, 2021	December 31, 2020
Acquisition expenses (1)	$153	$142	$—	$—
Administrative services expenses	3,474	4,112	3,474	2,940
Asset management and subordinated performance fee	5,416	3,912	6,411	4,773
Other related party expenses (2)(3)	29	582	592	1,812
Total related party fees and reimbursements	$9,072	$8,748	$10,477	$9,525
________________________
(1) Total acquisition expenses paid during the three months ended March 31, 2021 and 2020 were $2.6 million and $2.1 million respectively, of which $2.4 million and $2.0 million were capitalized within the commercial mortgage loans, held for investment and real estate securities, available for sale, at fair value lines of the consolidated balance sheets for the periods ended March 31, 2021 and 2020.
(2) These are related to reimbursable costs incurred related to the increase in loan origination activities and are included in Other expenses in the Company's consolidated statements of operations.
(3) As of March 31, 2021 and December 31, 2020 the related party payables include $0.6 million and $1.8 million of payments made by the Advisor to third party vendors on behalf of the Company.
The payables as of March 31, 2021 and December 31, 2020 in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
Other Transactions
Pursuant to a lending and security agreement with SBL, which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $0.4 million interest expense on the lending agreement with SBL for the three months ended March 31, 2021. As of March 31, 2021 there was $100.0 million outstanding under the lending agreement.
SBL also holds 17,950 shares of the Company's outstanding shares of Series D Preferred Stock of which, 14,950 shares were acquired in exchange for an equivalent number of shares of Series A Preferred Stock in March 2021. SBL also acquired an additional 3,000 shares of Series D Preferred Stock at the liquidation preference of $15.0 million (net of accrued and unpaid dividends on the exchanged Series A Preferred Stock) in such transaction.
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
March 31, 2021
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
Financial Instruments Measured at Fair Value on a Recurring Basis
CMBS, recorded in real estate securities, available for sale, measured at fair value on the consolidated balance sheets are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, and recent trades of similar real estate securities. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of March 31, 2021 and December 31, 2020, the Company obtained third party pricing for determining the fair value of each CMBS investment, resulting in a Level II classification.
Commercial mortgage loans, held for sale, measured at fair value in the Company's TRS are initially recorded at transaction proceeds, which are considered to be the best initial estimate of fair value. The Company engaged the services of a third party independent valuation firm to determine fair value of certain investments held by the Company. Fair value is determined using a discounted cash flow model that primarily considers changes in interest rates and credit spreads, weighted average life and current performance of the underlying collateral. Commercial mortgage loans, held for sale, measured at fair value that are originated in the last month of the reporting period are held and marked to the transaction proceeds. The Company classified the commercial mortgage loans, held for sale, measured at fair value as Level III.
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no material transfers between levels within the fair value hierarchy for the period ended March 31, 2021 and December 31, 2020.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	Total	Level I	Level II	Level III
March 31, 2021
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$18,865	$—	$18,865	$—
Commercial mortgage loans, held for sale, measured at fair value	93,117	—	—	93,117
Other real estate investments, measured at fair value	2,528	—	—	2,528
Interest rate swaps	889	—	889	—
Treasury note futures	974	974	—	—
Total assets, at fair value	$116,373	$974	$19,754	$95,645

Liabilities, at fair value
Credit default swaps	$1,105	$—	$1,105	$—
Total liabilities, at fair value	$1,105	$—	$1,105	$—

December 31, 2020
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$171,136	$—	$171,136	$—
Commercial mortgage loans, held for sale, measured at fair value	67,649	—	—	67,649
Other real estate investments, measured at fair value	2,522	—	—	2,522
Interest rate swaps	25	—	25	—
Total assets, at fair value	$241,332	$—	$171,161	$70,171

Liabilities, at fair value
Credit default swaps	$297	$—	$297	$—
Treasury note futures	106	106	—	—
Total liabilities, at fair value	$403	$106	$297	$—

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. As a result, the unrealized gains and losses for assets and liabilities within the Level III category may include changes in fair value that were attributable to both observable and unobservable inputs. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of March 31, 2021 and December 31, 2020 (dollars in thousands):

Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
March 31, 2021
Commercial mortgage loans, held for sale, measured at fair value	$93,117	Discounted Cash Flow	Yield	3.8%	3.2% - 17.6%
Other real estate investments, measured at fair value	2,528	Discounted Cash Flow	Yield	13.2%	12.2% - 14.2%

December 31, 2020
Commercial mortgage loans, held for sale, measured at fair value	$67,649	Discounted Cash Flow	Yield	16.6%	15.6% - 17.6%
Other real estate investments, measured at fair value	2,522	Discounted Cash Flow	Yield	13.2%	12.2% - 14.2%
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	March 31, 2021
	Commercial Mortgage Loans, held for sale, measured at fair value	Other Real Estate Investments, measured at fair value
Beginning balance, January 1, 2021	$67,649	$2,522
Transfers into Level III (2)	—	—
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loan, held for sale	6,630	—
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	479	6
Net accretion	—	—
Purchases	166,360	—
Sales / paydowns	(148,001)	—
Transfers out of Level III (2)	—	—
Ending Balance, March 31, 2021	$93,117	$2,528

	December 31, 2020
	Commercial Mortgage Loans, held for sale, measured at fair value	Other Real Estate Investments, measured at fair value
Beginning balance, January 1, 2020	$112,562	$2,557
Transfers into Level III (2)	23,625	—
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loan, held for sale	15,931	—
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	(75)	(32)
Net accretion	—	(3)
Purchases(1)	267,552	—
Sales / paydowns (1)	(328,321)	—
Transfers out of Level III (2)	(23,625)	—
Ending Balance, December 31, 2020	$67,649	$2,522
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
March 31, 2021
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
Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans, held for investment and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of March 31, 2021 and December 31, 2020 (dollars in thousands):

		Level	Carrying Amount (1)	Fair Value
March 31, 2021
Commercial mortgage loans, held for investment (1)	Asset	III	$3,028,698	$3,050,417
Collateralized loan obligations	Liability	III	2,075,611	2,090,873
Mortgage note payable	Liability	III	29,167	29,167
Other financing and loan participation - commercial mortgage loans	Liability	III	34,017	34,017
December 31, 2020
Commercial mortgage loans, held for investment (1)	Asset	III	$2,714,734	$2,724,039
Collateralized loan obligation	Liability	III	1,625,498	1,606,478
Mortgage note payable	Liability	III	29,167	29,167
Other financing and loan participation - commercial mortgage loans	Liability	III	31,379	31,379
________________________
(1) The carrying value is gross of $18.6 million and $20.9 million of allowance for credit losses as of March 31, 2021 and December 31, 2020, respectively.
The fair value of the commercial mortgage loans, held for investment is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The Company estimates the fair value of the collateralized loan obligations using external broker quotes. The fair value of the other financing and loan participation-commercial mortgage loans is generally estimated using a discounted cash flow analysis. At March 31, 2021, the Mortgage note payable was initially recorded at transaction proceeds, which are considered to be the best initial estimate of fair value.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 13 - Derivative Instruments
The Company uses derivative instruments primarily to manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.
As of March 31, 2021, the net premiums received on derivative instrument assets were $3.0 million.
The following derivative instruments were outstanding as of March 31, 2021 and December 31, 2020 (dollars in thousands):

		Fair Value
Contract type	Notional	Assets	Liabilities
March 31, 2021
Credit default swaps	$92,000	$—	$1,105
Interest rate swaps	40,453	889	—
Treasury note futures	53,000	974	—
Total	$185,453	$1,863	$1,105

December 31, 2020
Credit default swaps	$46,000	$—	$297
Interest rate swaps	32,517	25	—
Treasury note futures	43,500	—	106
Total	$122,017	$25	$403
The following table indicates the net realized and unrealized gains and losses on derivatives, by primary underlying risk exposure, as included in loss on derivative instruments in the consolidated statements of operations for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31, 2021
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss
Credit default swaps	$(163)	$455
Interest rate swaps	(865)	(921)
Treasury note futures	(1,081)	(1,512)
Total	$(2,109)	$(1,978)

	Three Months Ended March 31, 2020
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss
Credit default swaps	$(1,752)	$61
Interest rate swaps	4,340	2,946
Treasury note futures	2,248	3,627
Options	—	35
Total	$4,836	$6,669

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited)
Note 14 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's derivative instruments and repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of March 31, 2021 and December 31, 2020 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral (1)	Net Amount
March 31, 2021
Derivative instruments, at fair value	$1,863	$—	$1,863	$—	$—	$1,863
December 31, 2020
Derivative instruments, at fair value	$25	$—	$25	$—	$—	$25

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral (1)	Net Amount
March 31, 2021
Repurchase agreements - commercial mortgage loans	$152,925	$—	$152,925	$315,991	$5,016	$—
Repurchase agreements - real estate securities	88,272	—	88,272	114,490	—	—
Derivative instruments, at fair value	1,105	—	1,105	—	6,058	—
December 31, 2020
Repurchase agreements - commercial mortgage loans	$276,340	$—	$276,340	$496,030	$5,016	$—
Repurchase agreements - real estate securities	186,828	—	186,828	245,956	1,146	—
Derivative instruments, at fair value	403	—	403	—	3,435	—
________________________
(1) These cash collateral amounts are recorded within the Restricted cash balance on the consolidated balance sheets.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
The following table represents the Company's operations by segment for the three months ended March 31, 2021 and March 31, 2020 (dollars in thousands):

Three months ended March 31, 2021	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$42,237	$40,757	$424	$1,056	$—
Revenue from real estate owned	716	—	—	—	716
Interest expense	11,369	10,574	182	332	281
Net income/(loss)	30,146	23,033	(454)	7,538	29
Total assets as of March 31, 2021	3,552,693	3,346,477	19,259	106,782	80,175
Three Months Ended March 31, 2020
Interest income	$47,854	$43,369	$3,295	$1,190	$—
Revenue from real estate owned	1,629	—	—	—	1,629
Interest expense	24,492	21,708	1,807	693	284
Net income/(loss)	(7,400)	(1,183)	1,050	(5,982)	(1,285)
Total assets as of December 31, 2020	3,189,761	2,866,790	175,088	105,364	42,519
For the purposes of the table above, any expenses not associated with a specific segment have been allocated to the business segments using a percentage derived by using the sum of commercial mortgage loans originated during the year as the denominator and commercial mortgage loans, held for investment, net of allowance and commercial mortgage loans, held for sale, measured at fair value as numerator.
Note 16 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Benefit Street Partners Realty Trust, Inc. the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (the "SEC") on March 10, 2021.
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
•our ability to maintain our qualification as a real estate investment trust ("REIT"); and
•other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report on Form 10-Q.
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
We believe that the method used to determine the estimated per share NAV of the Company’s common stock is the methodology most commonly used by public, non-listed REITs to estimate per share NAV. The estimated per share NAV does not represent the per share amount a third party would pay to acquire us, or the price at which our common stock would trade in the event we were listed on a national securities exchange. For example, the estimated per share NAV of the Company’s common stock does not reflect a liquidity discount for the fact that the shares are not currently traded on a national securities exchange and other costs that may be incurred in connection with a liquidity event. Our estimated per share NAV does not reflect the conversion of any of our Series A convertible preferred stock ("Series A Preferred Stock"), Series C convertible preferred stock (“Series C Preferred Stock”) or Series D convertible preferred stock (“Series D Preferred Stock” and with the Series A Preferred Stock and Series C Preferred Stock, the “Preferred Stock”).
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

Significant Accounting Policies and Use of Estimates
A summary of our significant accounting policies is set forth in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in this Quarterly Report on Form 10-Q. A full disclosure of our significant accounting polices is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Portfolio
As of March 31, 2021 and December 31, 2020, our portfolio consisted of 146 and 130 commercial mortgage loans, respectively, excluding commercial mortgage loans accounted for under the fair value option. The commercial mortgage loans, held for investment as of March 31, 2021 and December 31, 2020 had a total carrying value, net of allowance for credit losses, of $3,010.1 million and $2,693.8 million, respectively. As of March 31, 2021 and December 31, 2020, our total commercial mortgage loans, held for sale, measured at fair value comprised of 10 loans with total fair value of $93.1 million and 3 loans with total fair value of $67.6 million, respectively. As of March 31, 2021 and December 31, 2020, our real estate securities, available for sale, at fair value were comprised of one CMBS investment with total fair value of $18.9 million and nine CMBS investments with total fair value of $171.1 million, respectively. As of March 31, 2021 and December 31, 2020, our other real estate investments, measured at fair value, were comprised of one investment with a total fair value of $2.5 million. As of March 31, 2021, our real estate owned portfolio comprised of two investments with a carrying value of $63.8 million. As of December 31, 2020, our real estate owned portfolio was comprised of one investment with a carrying value of $26.5 million.
As of March 31, 2021, we had one loan with unpaid contractual principal balance for a total carrying value of $57.1 million that had interest past due for greater than 90 days. We did not take any asset specific reserves for this loan. As of December 31, 2020, we had two loans with unpaid contractual principal balance and carrying value of $94.9 million, one with interest past due for greater than 90 days and the other with interest past due greater than 30 days.
As of March 31, 2021 and December 31, 2020, our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, had a weighted average coupon of 5.3% and 5.5%, and a weighted average remaining life of 1.7 years. As of March 31, 2021 and December 31, 2020, our CMBS investments had a weighted average coupon of 2.5% and 2.2%, and a remaining life of 15.1 years and 12.8 years, respectively.

The following charts summarize our commercial mortgage loans, held for investment, by coupon rate type, collateral type and geographical region as of March 31, 2021 and December 31, 2020:

Rate Type - March 31, 2021

4.1%
95.9%
Fixed
Floating

Rate Type - December 31, 2020
4.6%
95.4%
Fixed
Floating

Collateral Type - March 31, 2021

18.0%
2.6%
6.6%
2.8%
0.5%
2.5%
14.0%
3.1%
49.9%
Hospitality
Mixed Use
Multifamily
Office
Retail
Industrial
Self-Storage
Land
Manufactured Housing

Collateral Type - December 31, 2020

2.9%
8.9%
3.2%
0.6%
2.6%
14.8%
3.8%
44.2%
19.0%
Hospitality
Mixed Use
Multifamily
Office
Retail
Industrial
Self-Storage
Land
Manufactured Housing

Region - March 31, 2021

15.9%
6.1%
3.3%
26.7%
26.7%
1.6%
13.9%
3.4%
2.4%
Mideast
Great Lakes
Plains
Southeast
Southwest
Rocky Mountain
Far West
Various
New England

Region - December 31, 2020

2.6%
17.4%
5.0%
15.2%
7.3%
4.3%
18.9%
29.3%
Mideast
Great Lakes
Plains
Southeast
Southwest
Rocky Mountain
Far West
Various
New England

An investments region classification is defined according to the below map based on the location of investments secured property.

The following charts show the par value by contractual maturity year for the commercial mortgage loans held for investments in our portfolio as of March 31, 2021 and December 31, 2020:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of March 31, 2021 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 1	Office	$5,000	1 month LIBOR + 11.80%	12.0%	60.0%
Senior Debt 2	Office	26,724	1 month LIBOR + 4.15%	5.4%	69.5%
Senior Debt 3	Hospitality	10,400	1 month LIBOR + 6.25%	6.5%	61.6%
Senior Debt 4	Hospitality	5,885	1 month LIBOR + 3.50%	4.5%	77.0%
Senior Debt 5	Hospitality	57,075	1 month LIBOR + 5.19%	6.2%	51.8%
Senior Debt 6	Multifamily	81,697	1 month LIBOR + 4.50%	5.5%	22.4%
Senior Debt 7	Hospitality	9,450	1 month LIBOR + 7.00%	7.5%	60.7%
Senior Debt 8	Hospitality	22,150	1 month LIBOR + 6.00%	6.5%	48.1%
Senior Debt 9	Office	22,985	1 month LIBOR + 5.15%	6.6%	56.4%
Senior Debt 10	Multifamily	37,987	1 month LIBOR + 3.00%	3.8%	63.7%
Senior Debt 11	Hospitality	28,272	1 month LIBOR + 4.00%	5.3%	68.0%
Senior Debt 12	Hospitality	22,700	1 month LIBOR + 4.40%	5.0%	72.7%
Senior Debt 13	Multifamily	36,115	1 month LIBOR + 3.00%	4.5%	83.6%
Senior Debt 14	Self-Storage	3,851	1 month LIBOR + 4.05%	5.0%	45.5%
Senior Debt 15	Self-Storage	6,496	1 month LIBOR + 4.05%	5.1%	55.8%
Senior Debt 16	Self-Storage	7,606	1 month LIBOR + 4.05%	5.1%	57.6%
Senior Debt 17	Self-Storage	2,400	1 month LIBOR + 4.05%	5.0%	37.6%
Senior Debt 18	Self-Storage	6,310	1 month LIBOR + 5.05%	5.2%	59.1%
Senior Debt 19	Hospitality	22,355	1 month LIBOR + 3.50%	4.8%	68.8%
Senior Debt 20	Mixed Use	63,815	1 month LIBOR + 4.87%	5.3%	49.0%
Senior Debt 21	Office	21,100	1 month LIBOR + 3.75%	5.8%	70.0%
Senior Debt 22	Self-Storage	6,299	1 month LIBOR + 6.00%	7.8%	58.9%
Senior Debt 23	Office	16,290	1 month LIBOR + 3.40%	5.3%	67.5%
Senior Debt 24	Retail	29,500	6.25%	6.3%	68.5%
Senior Debt 25	Self-Storage	11,966	1 month LIBOR + 5.50%	7.3%	68.1%
Senior Debt 26	Multifamily	23,828	1 month LIBOR + 3.40%	5.0%	80.5%
Senior Debt 27	Multifamily	29,773	1 month LIBOR + 3.35%	5.3%	73.0%
Senior Debt 28	Land	16,400	1 month LIBOR + 6.00%	8.3%	45.7%
Senior Debt 29	Hospitality	8,523	1 month LIBOR + 4.80%	6.8%	62.5%
Senior Debt 30	Multifamily	18,382	1 month LIBOR + 5.70%	7.5%	70.7%
Senior Debt 31	Office	7,193	1 month LIBOR + 3.90%	6.0%	67.6%
Senior Debt 32	Manufactured Housing	10,175	1 month LIBOR + 4.40%	6.5%	60.3%
Senior Debt 33	Hospitality	14,000	1 month LIBOR + 4.47%	6.7%	44.8%
Senior Debt 34	Retail	14,250	1 month LIBOR + 3.95%	6.5%	61.2%
Senior Debt 35	Hospitality	21,000	1 month LIBOR + 4.14%	6.6%	56.0%
Senior Debt 36	Multifamily	25,404	1 month LIBOR + 3.10%	5.4%	73.1%
Senior Debt 37	Multifamily	38,802	1 month LIBOR + 3.10%	5.4%	73.4%
Senior Debt 38	Office	42,631	1 month LIBOR + 3.50%	5.8%	71.0%
Senior Debt 39	Retail	8,500	1 month LIBOR + 7.50%	7.6%	51.6%
Senior Debt 40	Hospitality	10,580	1 month LIBOR + 4.50%	6.8%	68.7%
Senior Debt 41	Multifamily	18,100	1 month LIBOR + 3.40%	5.4%	76.4%
Senior Debt 42	Hospitality	19,900	1 month LIBOR + 4.15%	6.5%	61.8%
Senior Debt 43	Multifamily	18,759	1 month LIBOR + 3.10%	5.5%	67.4%
Senior Debt 44	Office	34,400	1 month LIBOR + 4.01%	6.3%	68.2%
Senior Debt 45	Hospitality	20,930	1 month LIBOR + 3.75%	6.1%	62.6%
Senior Debt 46	Hospitality	15,500	1 month LIBOR + 4.00%	6.5%	56.4%
Senior Debt 47	Hospitality	4,988	1 month LIBOR + 4.25%	6.5%	47.7%
Senior Debt 48	Hospitality	12,750	1 month LIBOR + 4.45%	6.9%	62.9%
Senior Debt 49	Hospitality	10,706	1 month LIBOR + 4.50%	6.9%	64.0%
Senior Debt 50	Retail	9,400	1 month LIBOR + 4.20%	6.3%	77.1%
Senior Debt 51	Manufactured Housing	12,200	1 month LIBOR + 3.65%	5.9%	48.4%
Senior Debt 52	Manufactured Housing	24,100	1 month LIBOR + 3.65%	5.9%	53.8%
Senior Debt 53	Multifamily	23,318	1 month LIBOR + 2.65%	4.8%	75.8%
Senior Debt 54	Office	29,750	1 month LIBOR + 3.35%	5.4%	54.3%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 55	Hospitality	34,376	1 month LIBOR + 3.99%	5.7%	31.0%
Senior Debt 56	Multifamily	12,941	1 month LIBOR + 2.65%	4.5%	71.6%
Senior Debt 57	Multifamily	37,402	1 month LIBOR + 2.75%	4.5%	79.3%
Senior Debt 58	Industrial	54,500	1 month LIBOR + 3.75%	5.5%	59.7%
Senior Debt 59	Office	21,825	1 month LIBOR + 3.50%	5.4%	70.9%
Senior Debt 60	Hospitality	7,100	1 month LIBOR + 4.00%	5.8%	70.3%
Senior Debt 61	Industrial	22,230	1 month LIBOR + 3.55%	5.3%	69.7%
Senior Debt 62	Multifamily	13,149	1 month LIBOR + 2.75%	4.3%	71.7%
Senior Debt 63	Multifamily	27,087	1 month LIBOR + 3.15%	5.0%	71.6%
Senior Debt 64	Multifamily	26,471	1 month LIBOR + 2.70%	2.8%	76.0%
Senior Debt 65	Multifamily	7,455	1 month LIBOR + 3.95%	5.0%	75.3%
Senior Debt 66	Multifamily	25,000	1 month LIBOR + 3.00%	4.5%	75.5%
Senior Debt 67	Office	25,500	1 month LIBOR + 4.35%	6.1%	64.9%
Senior Debt 68	Multifamily	14,403	1 month LIBOR + 3.10%	4.5%	63.7%
Senior Debt 69	Office	53,083	1 month LIBOR + 3.70%	5.0%	65.7%
Senior Debt 70	Industrial	25,350	1 month LIBOR + 3.50%	5.2%	58.1%
Senior Debt 71	Multifamily	11,800	1 month LIBOR + 3.15%	4.8%	72.4%
Senior Debt 72	Office	27,598	1 month LIBOR + 2.70%	2.8%	71.4%
Senior Debt 73	Multifamily	75,100	1 month LIBOR + 4.35%	6.0%	64.7%
Senior Debt 74	Manufactured Housing	1,379	5.50%	5.5%	62.8%
Senior Debt 75	Industrial	14,650	1 month LIBOR + 6.00%	6.8%	59.9%
Senior Debt 76	Multifamily	7,126	1 month LIBOR + 4.75%	5.8%	62.6%
Senior Debt 77	Multifamily	6,900	1 month LIBOR + 4.90%	5.7%	53.2%
Senior Debt 78	Multifamily	46,000	1 month LIBOR + 4.75%	5.8%	69.4%
Senior Debt 79	Multifamily	5,550	1 month LIBOR + 6.87%	7.9%	75.0%
Senior Debt 80	Industrial	16,956	1 month LIBOR + 6.25%	7.0%	61.0%
Senior Debt 81	Multifamily	14,630	1 month LIBOR + 4.75%	5.5%	65.3%
Senior Debt 82	Multifamily	23,400	1 month LIBOR + 4.65%	5.4%	52.7%
Senior Debt 83	Multifamily	4,300	1 month LIBOR + 5.50%	6.5%	87.4%
Senior Debt 84	Manufactured Housing	7,680	1 month LIBOR + 4.50%	5.0%	66.7%
Senior Debt 85	Mixed Use	30,465	1 month LIBOR + 5.15%	6.2%	67.0%
Senior Debt 86	Multifamily	3,140	1 month LIBOR + 6.25%	6.8%	73.5%
Senior Debt 87	Industrial	27,939	1 month LIBOR + 4.60%	5.1%	20.7%
Senior Debt 88 (3)	Multifamily	—	1 month LIBOR + 5.25%	5.4%	—%
Senior Debt 89	Hospitality	27,000	1 month LIBOR + 6.50%	6.9%	62.7%
Senior Debt 90	Multifamily	2,465	1 month LIBOR + 5.75%	6.5%	66.6%
Senior Debt 91	Multifamily	50,000	1 month LIBOR + 6.69%	7.4%	80.0%
Senior Debt 92	Self-Storage	29,895	1 month LIBOR + 5.00%	5.3%	58.8%
Senior Debt 93	Multifamily	12,605	1 month LIBOR + 4.75%	5.3%	70.0%
Senior Debt 94	Manufactured Housing	3,400	1 month LIBOR + 5.00%	5.3%	58.6%
Senior Debt 95	Multifamily	27,550	1 month LIBOR + 5.75%	6.0%	69.8%
Senior Debt 96	Multifamily	76,000	1 month LIBOR + 4.10%	4.4%	67.9%
Senior Debt 97	Multifamily	58,000	1 month LIBOR + 5.25%	5.4%	74.7%
Senior Debt 98	Manufactured Housing	5,020	1 month LIBOR + 5.25%	5.4%	65.9%
Senior Debt 99	Office	18,903	1 month LIBOR + 4.50%	5.3%	47.9%
Senior Debt 100	Office	69,166	5.15%	5.2%	52.5%
Senior Debt 101	Office	30,900	1 month LIBOR + 5.20%	5.5%	66.0%
Senior Debt 102	Multifamily	10,945	1 month LIBOR + 7.04%	7.3%	63.3%
Senior Debt 103	Self-Storage	11,600	1 month LIBOR + 4.76%	5.0%	66.6%
Senior Debt 104	Industrial	24,552	1 month LIBOR + 4.35%	4.6%	69.8%
Senior Debt 105	Manufactured Housing	5,000	1 month LIBOR + 5.90%	6.5%	58.8%
Senior Debt 106	Office	12,750	1 month LIBOR + 5.00%	5.3%	67.8%
Senior Debt 107	Multifamily	41,459	1 month LIBOR + 4.35%	4.6%	73.2%
Senior Debt 108	Multifamily	36,479	1 month LIBOR + 4.45%	4.7%	66.5%
Senior Debt 109	Multifamily	8,250	1 month LIBOR + 5.50%	5.8%	73.7%
Senior Debt 110	Retail	11,962	1 month LIBOR + 4.87%	5.1%	75.0%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 111	Manufactured Housing	3,585	1 month LIBOR + 5.40%	5.9%	76.3%
Senior Debt 112	Multifamily	5,730	1 month LIBOR + 5.00%	5.3%	73.5%
Senior Debt 113	Multifamily	18,800	1 month LIBOR + 4.00%	4.1%	79.7%
Senior Debt 114	Industrial	14,250	1 month LIBOR + 4.50%	4.8%	66.3%
Senior Debt 115	Office	11,550	1 month LIBOR + 5.50%	5.8%	68.8%
Senior Debt 116	Multifamily	11,820	1 month LIBOR + 4.55%	4.8%	73.0%
Senior Debt 117	Multifamily	21,000	1 month LIBOR + 4.60%	4.8%	66.7%
Senior Debt 118	Office	26,000	1 month LIBOR + 5.00%	5.3%	63.9%
Senior Debt 119	Multifamily	54,500	1 month LIBOR + 3.80%	4.1%	77.0%
Senior Debt 120	Multifamily	10,153	1 month LIBOR + 3.50%	3.7%	60.1%
Senior Debt 121	Multifamily	21,000	1 month LIBOR + 4.95%	5.1%	84.2%
Senior Debt 122	Office	43,751	1 month LIBOR + 3.94%	4.1%	53.9%
Senior Debt 123 (4)	Multifamily	—	1 month LIBOR + 7.25%	7.5%	—%
Senior Debt 124	Multifamily	5,400	1 month LIBOR + 5.25%	5.5%	83.1%
Senior Debt 125	Hospitality	23,000	1 month LIBOR + 5.79%	6.0%	57.2%
Senior Debt 126	Multifamily	32,370	1 month LIBOR + 6.75%	7.0%	78.2%
Senior Debt 127	Multifamily	12,325	1 month LIBOR + 4.50%	4.7%	83.3%
Senior Debt 128	Multifamily	6,300	1 month LIBOR + 5.35%	5.6%	84.0%
Senior Debt 129	Multifamily	30,600	1 month LIBOR + 3.00%	3.1%	74.3%
Senior Debt 130	Multifamily	11,529	1 month LIBOR + 4.25%	4.6%	76.4%
Senior Debt 131	Multifamily	5,575	1 month LIBOR + 4.50%	4.8%	83.6%
Senior Debt 132	Multifamily	51,582	1 month LIBOR + 3.00%	3.3%	71.6%
Senior Debt 133	Multifamily	13,700	1 month LIBOR + 3.39%	3.5%	70.6%
Senior Debt 134	Multifamily	8,140	1 month LIBOR + 3.80%	4.1%	69.9%
Senior Debt 135	Multifamily	13,582	1 month LIBOR + 4.50%	4.8%	76.7%
Senior Debt 136	Multifamily	18,277	1 month LIBOR + 5.25%	5.5%	67.0%
Senior Debt 137	Multifamily	17,704	1 month LIBOR + 3.60%	3.8%	70.8%
Senior Debt 138	Multifamily	67,392	1 month LIBOR + 2.95%	3.1%	72.6%
Senior Debt 139	Multifamily	26,556	1 month LIBOR + 2.95%	3.1%	70.4%
Senior Debt 140	Hospitality	17,401	5.75%	5.8%	52.9%
Mezzanine Loan 1	Multifamily	3,480	9.50%	9.5%	84.3%
Mezzanine Loan 2	Retail	3,500	10.00%	10.0%	59.7%
Mezzanine Loan 3	Multifamily	6,500	1 month LIBOR + 10.25%	11.0%	90.4%
Mezzanine Loan 4	Retail	1,438	1 month LIBOR + 10.75%	11.0%	84.0%
Mezzanine Loan 5	Multifamily	3,000	1 month LIBOR + 9.20%	10.0%	62.2%
Mezzanine Loan 6	Multifamily	1,000	11.00%	11.0%	68.9%
		$3,037,546		5.3%	64.7%
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
(3) The total commitment of this loan is $40.5 million, however none was funded as of March 31, 2021.
(4) The total commitment of this loan is $31.5 million, however none was funded as of March 31, 2021.

The following table shows selected data from our commercial mortgage loans, held for sale, measured at fair value as of March 31, 2021 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate	Effective Yield	Loan to Value (1)
TRS Senior Debt 1	Manufactured Housing	$2,446	4.3%	4.3%	59.8%
TRS Senior Debt 2	Mixed Use	$15,973	4.0%	4.0%	63.7%
TRS Senior Debt 3	Industrial	$9,024	4.3%	4.3%	58.4%
TRS Senior Debt 4	Multifamily	$18,000	3.4%	3.4%	50.4%
TRS Senior Debt 5	Mixed Use	$2,625	4.2%	4.2%	55.3%
TRS Senior Debt 6	Retail	$7,660	4.4%	4.4%	66.6%
TRS Senior Debt 7	Office	$30,500	4.0%	4.0%	69.0%
TRS Senior Debt 8	Retail	$5,110	4.7%	4.7%	68.1%
TRS Senior Debt 9	Retail	$1,200	4.5%	4.5%	63.2%
TRS Mezzanine Loan 10	Multifamily	$100	1 month LIBOR + 14.00%	15.0%	76.4%
		$92,638		4.0%	62.5%
________________________
(1) Loan to value percentage is from metrics at origination.
The following table shows selected data from our real estate securities, available for sale, measured at fair value as of March 31, 2021 (dollars in thousands):

Type	Par Value	Interest Rate	Effective Yield
CMBS 1	$19,000	1 month LIBOR + 2.35%	2.5%
	$19,000		2.5%
The following table shows selected data from our other real estate investments, measured at fair value as of March 31, 2021 (dollars in thousands):

Type	Property Type	Par Value	Preferred Return
Preferred Equity 1	Retail	$2,500	12.50%
		$2,500
The following table shows selected data from our real estate owned assets in our portfolio as of March 31, 2021 (dollars in thousands):

Type	Property Type	Carrying Value
Real Estate Owned 1	Office	$26,310
Real Estate Owned 2	Multifamily	37,523
		$63,833
Results of Operations
We conduct our business through the following segments:
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

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2021 and March 31, 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021			2020
	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)
Interest-earning assets:
Real estate debt	$2,723,798	$40,757	6.0%	$2,702,936	$43,369	6.4%
Real estate conduit	116,781	1,056	3.6%	100,175	1,190	4.8%
Real estate securities	79,668	424	2.1%	406,186	3,295	3.2%
Total	$2,920,247	$42,237	5.8%	$3,209,297	$47,854	6.0%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$340,485	$2,830	3.3%	$282,282	$3,911	5.5%
Other financing and loan participation - commercial mortgage loans	44,939	527	4.7%	1,502	18	4.8%
Repurchase Agreements - real estate securities	123,322	1,246	4.0%	412,809	2,572	2.5%
Collateralized loan obligations	1,598,532	6,766	1.7%	1,776,274	17,991	4.1%
Total	$2,107,278	$11,369	2.2%	$2,472,867	$24,492	4.0%
Net interest income/spread		$30,868	3.6%		$23,362	2.0%
Average leverage % (5)	72.2%			77.1%
Weighted average levered yield (6)			15.2%			12.7%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the three months ended March 31, 2021 and March 31, 2020, respectively.
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
Interest income
Interest income for the three months ended March 31, 2021 and March 31, 2020 totaled $42.2 million and $47.9 million, respectively. As of March 31, 2021, our portfolio consisted of 146 commercial mortgage loans, held for investment, ten commercial mortgage loans, held for sale, measured at fair value, one investment in CMBS and one other real estate investment, measured at fair value. The decrease in interest income of $5.6 million was primarily due to a decrease of $289.1 million in the average carrying value of our interest-earning assets and a decrease in the one-month LIBOR, the benchmark index for our loans.
Interest expense
Interest expense for the three months ended March 31, 2021 decreased to $11.4 million compared to interest expense for three months ended March 31, 2020 of $24.5 million. The decrease in interest expense of $13.1 million was due to a decrease of $365.6 million in the average carrying value of our interest-earning liabilities and a decrease in the one-month LIBOR, the benchmark index for our financing lines.

Realized Gain/Loss on Commercial Mortgage Loans Held for Sale
Realized gain on commercial mortgage loans, held for sale, measured at fair value at the TRS for the three months ended March 31, 2021 was $6.6 million compared to a realized gain of $9.4 million for the three months ended March 31, 2020. The $2.8 million decrease in realized gain was due to the fact that there had been one sale of fixed-rate commercial real estate loans into the CMBS securitization market during the three months ended March 31, 2021 compared to two CMBS securitizations during the three months ended March 31, 2020. Proceeds were $147.9 million for the three months ended March 31, 2021, compared to $147.6 million for the three months ended March 31, 2020.
Realized Gain/Loss on Real Estate Securities Available for Sale
For the three months ended March 31, 2021 and March 31, 2020 our real estate securities, available for sale, measured at fair value had a realized loss of $1.1 million and $0.4 million included within the consolidated statements of operations. The loss is attributable to eight CMBS sales during the three months ended March 31, 2021. There had been one sale of CMBS securities during the three months ended March 31, 2020.
Unrealized Gain/Loss on Real Estate Securities Available for Sale
For the three months ended March 31, 2021 our real estate securities, available for sale, measured at fair value had an unrecognized unrealized gain of $8.0 million included within the consolidated statements of comprehensive income. The increase in fair value of real estate securities for the three months ended March 31, 2021 can be attributed mainly to the reversal of the unrealized losses on the eight CMBS sales that occurred in the quarter.
Expenses from operations
Expenses from operations for the three months ended March 31, 2021 and March 31, 2020 were made up of the following (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Asset management and subordinated performance fee	$5,416	$3,912
Administrative services expenses	3,474	4,112
Acquisition expenses	153	142
Professional fees	1,997	2,784
Real estate owned operating expenses	—	1,645
Depreciation and amortization	406	588
Other expenses	495	1,587
Total expenses from operations	$11,941	$14,770
The decrease in our expenses from operations was primarily related real estate owned operating expenses during the three months ended March 31, 2021. This decrease in real estate owned operating expenses was attributable to no operating expenses on the real estate assets owned during the three months ended March 31, 2021 compared to March 31, 2020. The decrease in other expenses was due to fewer travel & entertainment expenses for origination activities due to COVID-19. This decrease was partially offset by higher asset management and subordinated performance fees attributable to the $1.6 million in incentive fees during the three months ended March 31, 2021 compared to no incentive fees paid during the three months ended March 31, 2020.
Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended December 31, 2020
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.

The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2021 and December 31, 2020 (dollars in thousands):

	Three Months Ended
	March 31, 2021			December 31, 2020
	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)
Interest-earning assets:
Real estate debt	$2,723,798	$40,757	6.0%	$2,681,645	$42,623	6.4%
Real estate conduit	116,781	1,056	3.6%	72,588	756	4.2%
Real estate securities	79,668	424	2.1%	179,402	984	2.2%
Total	$2,920,247	$42,237	5.8%	$2,933,635	$44,363	6.0%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$340,485	$2,830	3.3%	$279,187	$2,370	3.4%
Other financing and loan participation - commercial mortgage loans	44,939	527	4.7%	26,556	328	4.9%
Repurchase Agreements - real estate securities	123,322	1,246	4.0%	183,632	1,990	4.3%
Collateralized loan obligations	1,598,532	6,766	1.7%	1,645,097	7,128	1.7%
Total	$2,107,278	$11,369	2.2%	$2,134,472	$11,816	2.2%
Net interest income/spread		$30,868	3.6%		$32,547	3.8%
Average leverage % (5)	72.2%			72.8%
Weighted average levered yield (6)			15.2%			16.3%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the three months ended March 31, 2021 and December 31, 2020, respectively.
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
Interest income
Interest income for the three months ended March 31, 2021 and December 31, 2020 totaled $42.2 million and $44.4 million, respectively. As of March 31, 2021, our portfolio consisted of 146 commercial mortgage loans, held for investment, ten commercial mortgage loans, held for sale, measured at fair value, one investment in CMBS and one other real estate investment, measured at fair value. The decrease in interest income of $2.1 million was primarily due to lower yields on our interest-earning assets.
Interest expense
Interest expense for the three months ended March 31, 2021 decreased to $11.4 million compared to interest expense for three months ended December 31, 2020 of $11.8 million. The decrease in interest expense of $0.4 million was due to a decrease of $27.2 million in the average carrying value of our interest-earning liabilities.

Realized Gain/Loss on Commercial Mortgage Loans Held for Sale
Realized gain on commercial mortgage loans, held for sale, measured at fair value at the TRS for the three months ended March 31, 2021 was $6.6 million compared to a realized gain of $4.8 million for the three months ended December 31, 2020. The $1.8 million increase in realized gain was due to the fact that there had been one sale of fixed-rate commercial real estate loans into the CMBS securitization market during the three months ended March 31, 2021 with total proceeds of $147.9 million compared to one CMBS securitization during the three months ended December 31, 2020 with total proceeds of $106.0 million.
Realized Gain/Loss on Real Estate Securities Available for Sale
For the three months ended March 31, 2021 and December 31, 2020 our real estate securities, available for sale, measured at fair value had a realized loss of $1.1 million and zero included within the consolidated statements of operations. The loss is attributable to eight CMBS sales during the three months ended March 31, 2021. There had been no sales of CMBS securities during the three months ended December 31, 2020.
Expenses from operations
Expenses from operations for the three months ended March 31, 2021 and December 31, 2020 were made up of the following (dollars in thousands):

	Three Months Ended
	March 31, 2021	December 31, 2020
Asset management and subordinated performance fee	$5,416	$3,779
Administrative services expenses	3,474	2,940
Acquisition expenses	153	213
Professional fees	1,997	2,488
Real estate owned operating expenses	—	403
Depreciation and amortization	406	468
Other expenses	495	99
Total expenses from operations	$11,941	$10,390
The increase in our expenses from operations was primarily related to asset management and subordinated performance fee during the three months ended March 31, 2021. This increase in asset management and subordinated performance fee of $1.6 million was attributable the incentive fee incurred during the three months ended March 31, 2021 compared to none incurred during the three months ended December 31, 2020.
Liquidity and Capital Resources
Our principal demands for cash will be funding our loan investments, continuing debt service obligations, distributions to our stockholders and the payment of our operating and administrative expenses.
We expect to use additional debt and equity financing as a source of capital. Our board of directors currently intends to operate at a leverage level of between one to three times book value of equity. However, our board of directors may change this target without shareholder approval. In addition, for the three months ended March 31, 2021, we raised an additional $15.0 million through sales of preferred equity to an institutional investor. We anticipate that our debt and equity financing sources and our anticipated cash generated from operations will be adequate to fund our anticipated uses of capital.
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
Collateralized Loan Obligations
As of March 31, 2021 and December 31, 2020 the notes issued by BSPRT 2018-FL3 Issuer, Ltd. and BSPRT 2018-FL3 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 26 and 27 mortgage assets having a principal balance of $406.4 million and $417.9 million, respectively (the "2018-FL3 Mortgage Assets"). The sale of the 2018-FL3 Mortgage Assets to BSPRT 2018-FL3 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of April 5, 2018, between the Company and BSPRT 2018-FL3 Issuer, Ltd.

As of March 31, 2021 and December 31, 2020 the notes issued by BSPRT 2018-FL4 Issuer, Ltd. and BSPRT 2018-FL4 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, collateralized by interests in a pool of 57 and 59 mortgage assets having a principal balance of $827.9 million and $852.1 million, respectively (the "2018-FL4 Mortgage Assets"). The sale of the 2018-FL4 Mortgage Assets to BSPRT 2018-FL4 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of October12, 2018, between the Company and BSPRT 2018-FL4 Issuer, Ltd.
As of March 31, 2021 and December 31, 2020, the notes issued by BSPRT 2019-FL5 Issuer, Ltd. and BSPRT 2019-FL5 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 59 and 54 mortgage assets having a principal balance of $788.9 million and $799.8 million respectively (the "2019-FL5 Mortgage Assets"). The sale of the 2019-FL5 Mortgage Assets to BSPRT 2019-FL5 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of May 30, 2019, between the Company and BSPRT 2019-FL5 Issuer.
On March 25, 2021, BSPRT 2021-FL6 Issuer, Ltd. (the “Issuer”) and BSPRT 2021-FL6 Co-Issuer, LLC (the “Co-Issuer”), both wholly owned indirect subsidiaries of the Company entered into an indenture with the OP, as advancing agent and U.S. Bank National Association, as note administrator and trustee, which governs the issuance of approximately $645.8 million principal balance secured floating rate notes (the “Notes”), of which $573.1 million were purchased by third party investors and $72.6 million were purchased by a wholly owned subsidiary of the OP. In addition, concurrently with the issuance of the Notes, the Issuer also issued 54,250 Preferred Shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share (the “Preferred Shares”), which were not offered as part of closing the indenture. For U.S. federal income tax purposes, the Issuer and Co-Issuer are disregarded entities.
As of March 31, 2021, the notes issued by BSPRT 2021-FL6 Issuer, Ltd. and BSPRT 2021-FL6 Co-Issuer, LLC, are collateralized by interests in a pool of 40 mortgage assets having a principal balance of $506.9 million (the "2021-FL6 Mortgage Assets"). The sale of the 2021-FL6 Mortgage Assets to BSPRT 2021-FL6 Issuer, Ltd. is governed by a Collateral Interest Purchase Agreement dated as of March 25, 2021, between the Company and BSPRT 2021-FL6 Issuer, Ltd.
Repurchase Agreements, Commercial Mortgage Loans
As of March 31, 2021, we have repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), U.S Bank National Association (the "USB Repo Facility"), Barclays Bank PLC (the "Barclays Revolver Facility" and the "Barclays Repo Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, USB Repo Facility, WF Repo Facility, Barclays Revolver Facility and Barclays Repo Facility, the "Repo Facilities").
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

The details of our Repo Facilities at March 31, 2021 and December 31, 2020 are as follows (dollars in thousands):

As of March 31, 2021
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Maturity
JPM Repo Facility	$300,000	$111,108	$989	2.41%	10/6/2022
USB Repo Facility	100,000	—	93	N/A	6/15/2021
CS Repo Facility	200,000	10,000	980	4.50%	8/19/2021
WF Repo Facility (2)	175,000	—	504	N/A	11/21/2021
Barclays Revolver Facility (3)	100,000	—	34	N/A	9/20/2021
Barclays Repo Facility (4)	300,000	31,817	486	1.96%	3/15/2022
Total	$1,175,000	$152,925	$3,086
________________________
(1) For the three months ended March 31, 2021. Includes amortization of deferred financing costs.
(2) There are two more one-year extension options available at the Company's discretion.
(3) There is one one-year extension option available at the Company's discretion.
(4) Includes one one-year extensions at the Company's option.

As of December 31, 2020
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
Other financing and loan participation - Commercial Mortgage Loans
On March 23, 2020, the Company transferred $15.2 million of its interest in a term loan to Sterling National Bank ("SNB") via a participation agreement. Since inception, the Company's outstanding loan increased as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The Company incurred $0.2 million of interest expense on SNB for the three months ended March 31, 2021. As of March 31, 2021 there was an outstanding balance of $34.0 million. The loan matures on February 9, 2023.

Mortgage Note Payable
On October 15, 2019, the Company obtained a commercial mortgage loan for $29.2 million related to the real estate owned portfolio. As of March 31, 2021 the loan accrued interest at an annual rate of 3.85% and matures on November 6, 2034. The Company incurred $0.3 million of interest expense for the three months ended March 31, 2021.
Unsecured Debt
Pursuant to a lending and security agreement with Security Benefit Life Insurance Company ("SBL"), which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $0.4 million of interest expense on the lending agreement with SBL for the three months ended March 31, 2021. As of March 31, 2021, there was an outstanding balance of $100.0 million.
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
Below is a summary of the Company's MRAs as of March 31, 2021 and December 31, 2020 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of March 31, 2021
JP Morgan Securities LLC	$16,609	$89	$23,430	1.73%	7
Wells Fargo Securities, LLC	—	—	—	N/A	N/A
Goldman Sachs International	—	37	—	N/A	N/A
Barclays Capital Inc.	71,663	246	91,060	1.35%	45
Credit Suisse AG	—	—	—	N/A	N/A
Citigroup Global Markets, Inc.	—	81	—	N/A	N/A
Total/Weighted Average	$88,272	$453	$114,490	1.43%	37

As of December 31, 2020
JP Morgan Securities LLC	$33,791	$1,668	$43,612	1.75%	31
Wells Fargo Securities, LLC	—	1,057	—	N/A	N/A
Goldman Sachs International	22,440	455	30,794	1.68%	16
Barclays Capital Inc.	76,809	2,102	97,244	1.71%	33
Credit Suisse AG	—	905	—	N/A	N/A
Citigroup Global Markets, Inc.	53,788	2,532	71,723	1.70%	29
Total/Weighted Average	$186,828	$8,719	$243,373	2.79%	33
________________________
(1) Includes $95.6 million and $72.2 million of CLO notes, held by the Company, which are eliminated within the real estate securities, at fair value line in the consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.

The following tables summarize our Repurchase Agreements, Commercial Mortgage Loans and our MRAs for the three months ended March 31, 2021, 2020 and 2019, respectively:

	As of March 31, 2021
	Amount Outstanding	Average Outstanding Balance
	Q1	Q1
Repurchase Agreements, Commercial Mortgage Loans	$152,925	$340,485
Repurchase Agreements, Real Estate Securities	$88,272	$123,322
	As of March 31, 2020
	Amount Outstanding	Average Outstanding Balance
	Q1	Q1
Repurchase Agreements, Commercial Mortgage Loans	$234,524	$282,282
Repurchase Agreements, Real Estate Securities	$496,880	$412,809
	As of March 31, 2019
	Amount Outstanding	Average Outstanding Balance
	Q1	Q1
Repurchase Agreements, Commercial Mortgage Loans	$370,889	$357,850
Repurchase Agreements, Real Estate Securities	$22,078	$52,711
The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the three months ended March 31, 2021, the maximum average outstanding balance was $475.5 million, of which $363.6 million was related to repurchase agreements on our commercial mortgage loans and $111.9 million for repurchase agreements on our real estate securities.
During the three months ended March 31, 2020, the maximum average outstanding balance was $721.0 million, of which $452.8 million was related to repurchase agreements on our commercial mortgage loans and $268.2 million for repurchase agreements on our real estate securities.
During the three months ended March 31, 2019, the maximum average outstanding balance was $473.4 million, of which $427.8 million was related to repurchase agreements on our commercial mortgage loans and $45.7 million for repurchase agreements on our real estate securities.
Private Placements
Since February 2018, we have been conducting offerings of our common stock, Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock in offerings exempt from the registration requirements of the Securities Act.
There were no issuances of common stock, Series A Preferred Stock or Series C Preferred Stock during the three months ended March 31, 2021.
As of March 31, 2021, we had no outstanding binding purchase commitments for common stock, Series A Preferred Stock or Series C Preferred Stock.
On March 15, 2021, the Company and SBL entered into an agreement pursuant to which the SBL agreed to (i) exchange the 14,949 shares of the Series A Preferred Stock it held for an equal amount of Series D Preferred Stock and (ii) purchase from the Company an additional 3,000 newly issued shares of Series D Preferred Stock for $15.0 million (net of accrued and unpaid dividends on the exchanged Series A Preferred Stock). The transaction settled on March 18, 2021.

The following table summarizes the issuance of Series D Preferred Stock in these offerings (dollars in thousands, except share amounts):

	Total
	Shares Issued	Proceeds
Balance, December 31, 2020	—	$—
January 2021	—	—
February 2021	—	—
March 2021	17,950	89,722
Ending Balance March 31, 2021	17,950	$89,722
As of March 31, 2021, we had no outstanding binding purchase commitments for Series D Preferred Stock.
The following tables present the activity in the Company's Series A Preferred Stock for the periods ended March 31, 2021 and March 31, 2020, respectively (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2020	40,515	$202,292
Exchanged for Series D Preferred Stock	(14,950)	(74,748)
Dividends paid in Preferred Stock	1	2
Offering Costs	—	13
Amortization of offering costs	—	22
Ending Balance March 31, 2021	25,566	$127,581

	Shares	Amount
Balance, December 31, 2019	40,500	$202,144
Issuance of Preferred Stock	14	70
Dividends paid in Preferred Stock	—	2
Offering Costs	—	(5)
Amortization of offering costs	—	24
Ending Balance, March 31, 2020	40,514	$202,235
The following table presents the activity in the Company's Series C Preferred Stock for the period ended March 31, 2021 and March 31, 2020, respectively (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2020	1,400	$6,962
Issuance of Preferred Stock	—	—
Dividends paid in Preferred Stock	—	—
Offering Costs	—	—
Amortization of offering costs	—	2
Ending Balance, March 31, 2021	1,400	$6,964

	Shares	Amount
Balance, December 31, 2019	1,400	$6,966
Issuance of Preferred Stock	—	—
Dividends paid in Preferred Stock	—	—
Offering Costs	—	(5)
Amortization of offering costs	—	1
Ending Balance, March 31, 2020	1,400	$6,962

The following table present the activity in the Company's Series D Preferred Stock for the three months ended March 31, 2021 (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2020	—	$—
Issuance of Preferred Stock	17,950	89,748
Dividends paid in Preferred Stock	—	—
Offering Costs	—	(26)
Amortization of offering costs	—	—
Ending Balance, March 31, 2021	17,950	$89,722
As of March 31, 2020 the Company did not have any Series D Preferred Stock outstanding.
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
Dividends payable on each share of Series A, Series C and Series D Preferred Stock are generally equal to the quarterly dividend that would have been paid had such share of Preferred Stock been converted to a share of common stock, except to the extent common stock dividends have been reduced below certain specified levels. To the extent dividends on shares of Preferred Stock are not authorized and declared by our board of directors and paid by the Company monthly, the dividend amounts will accrue.
In April 2020, the Company’s Board of Directors unanimously approved a transition in the timing of its dividend payments, if any, to holders of the Company’s common stock from a monthly payment with daily accruals to a quarterly accrual and payment basis. Similarly, the Company began paying accrued and unpaid dividends on Preferred Stock on a quarterly basis.
In March 2021 the Company’s board of directors declared the following first quarter 2021 dividends: (i) a quarterly cash dividend of $0.275 per common share (equivalent to $1.10 per annum) which was paid in April 2021 to holders of record on March 31, 2021, and (ii) a quarterly cash dividend per share of Series A Preferred Stock and Series C Preferred Stock equivalent to the amount of distributions that would have been paid upon a conversion of such share of Preferred Stock into common stock, which was paid in April 2021 to holders of record on March 31, 2021. The initial dividend on the Series D Preferred Stock will be payable in July 2021 to holders of record as of June 30, 2021.
The below table shows the distributions paid on shares outstanding of common stock during the three months ended March 31, 2021 and March 31, 2020 (dollars in thousands):

Three months ended March 31, 2021
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 4, 2021	$9,652	$2,584
Total	$9,652	$2,584

Three Months Ended March 31, 2020
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2020	$4,154	$1,211
February 5, 2020	4,177	1,210
March 2, 2020	3,919	1,130
Total	$12,250	$3,551

The following table shows the sources for the payment of distributions to common stockholders for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2021		2020
Distributions:
Distributions paid in Cash	$9,652		$12,250
Distributions Reinvested	2,584		3,551
Total Distributions	$12,236		$15,801
Source of Distribution Coverage:
Net Income	$9,652	78.9%	$—	—%
Available Cash on hand	—	—%	12,250	77.5%
Common Stock Issued Under DRIP	2,584	21.1%	3,551	22.5%
Total Sources of Distributions	$12,236	100.0%	$15,801	100.0%
Net Income/(Loss) applicable to common stock (GAAP)	$23,408		$(11,915)
Cash Flows
Cash Flows for the Three months ended March 31, 2021
Net cash provided by operating activities for the three months ended March 31, 2021 was $4.4 million. Cash inflows were primarily driven by net income of $30.1 million, partially offset by net outflows of $25.0 million related to originations of and proceeds from sales of commercial mortgage loans, measured at fair value.
Net cash used in investing activities for the three months ended March 31, 2021 was $307.8 million. Cash outflows were primarily driven by origination and purchase of $520.8 million of commercial mortgage loans, held for investment. Outflows were offset by proceeds from the sale/repayment of real estate securities of $159.3 million and principal repayments on commercial mortgage loans, held for investment of $52.8 million.
Net cash provided by financing activities for the three months ended March 31, 2021 was $322.1 million. Cash inflows were primarily driven by proceeds from net borrowing on CLOs of $453.7 million, borrowings from other financing and loan participation and unsecured debt of $102.6 million and proceeds from issuances of redeemable convertible preferred stock of $15.0 million. Inflows were offset by net repayments on our Repo Facilities of $123.4 million and CMBS MRAs of $98.6 million.
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
Net cash provided by investing activities for the three months ended March 31, 2020 was $3.6 million. Cash outflows were primarily driven by the origination and purchase of $287.6 million of commercial mortgage loans, held for investment and the purchase of real estate securities of $134.8 million. Outflows were offset by proceeds from principal repayments of $426.7 million received on commercial mortgage loans.
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

Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of March 31, 2021 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$45,331	$154,197	$70,125	$—	$269,653
Repurchase agreements - commercial mortgage loans	41,817	111,108	—	—	152,925
Repurchase agreements - real estate securities	88,272	—	—	—	88,272
CLOs (2)	—	—	—	2,092,927	2,092,927
Mortgage Note Payable	—	—	—	29,167	29,167
Total	$175,420	$265,305	$70,125	$2,122,094	$2,632,944
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $339.7 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheet as of March 31, 2021.
Related Party Arrangements
Benefit Street Partners L.L.C.
Amended Advisory Agreement
Refer to “Note 11 - Related Party Transactions and Arrangements” for a summary of the Company’s Advisory Agreement with the Advisor and amounts paid to the Advisor pursuant to the Advisory Agreement for the three months ended March 31, 2021 and 2020.
Lending Agreement with Stockholder
Pursuant to a lending and security agreement with SBL, which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $0.4 million interest expense on the lending agreement with SBL for the three months ended March 31, 2021. As of March 31, 2021 there was $100.0 million outstanding under the lending agreement.
SBL also holds 17,950 shares of the Company's outstanding shares of Series D Preferred Stock of which, 14,950 shares were acquired in exchange for an equivalent number of shares of Series A Preferred Stock in March 2021. SBL also acquired an additional 3,000 shares of Series D Preferred Stock at the liquidation preference of $15.0 million (net of accrued and unpaid dividends on the exchanged Series A Preferred Stock) in such transaction.
Off Balance Sheet Arrangements
We currently have no off balance sheet arrangements as of March 31, 2021 and through the date of the filing of this Form 10-Q.
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

The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the three months ended March 31, 2021 and March 31, 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Funds From Operations:
Net income/(loss)	$30,146	$(7,400)
Impairment losses on real estate owned assets	—	398
Depreciation and amortization	406	588
Funds from operations	$30,552	$(6,414)
Modified Funds From Operations:
Funds from operations	$30,552	$(6,414)
Amortization of premiums, discounts and fees on investments, net	(1,169)	(1,710)
Acquisition fees and acquisition expenses	153	142
Unrealized (gain)/loss on financial instruments	(2,594)	6,831
Provision/(benefit) for credit losses	(2,331)	14,597
Modified funds from operations (1)	$24,611	$13,446
________________________
(1) Modified funds from operations for the three months ended March 31, 2020 includes a non-cash charge of $4.5 million related to the call of BSPRT 2017 - FL2 CLO on January 15, 2020. Excluding the non-cash charge modified funds from operations would be $17.9 million. For three months ended March 31, 2021 there were no such non-cash adjustment.
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
As of March 31, 2021 and December 31, 2020, our portfolio included 140 and 133 variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity.
For the LIBOR sensitivity range, a reduction in LIBOR results in an increase in our portfolio return. This is driven by the LIBOR floor in place for majority of our commercial mortgage loans, held for investment. In contrast, the majority of our financing instruments do not have LIBOR floors. The presence of a LIBOR floor on interest-bearing assets coupled with lack of LIBOR floor on the majority of interest bearing liabilities allows the portfolio to generate a higher return for a decrease in LIBOR rate compared to increase in LIBOR rate for the LIBOR range presented:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	March 31, 2021	December 31, 2020
(-) 25 Basis Points	1.89%	2.16%
Base Interest Rate	—%	—%
(+) 50 Basis Points	(5.73)%	(5.87)%
(+) 100 Basis Points	(9.36)%	(9.86)%
Real Estate Risk
The market values of commercial mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, the impacts of the COVID-19 pandemic, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; and demographic factors. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes from these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Share repurchase activity under the SRP during three months ended March 31, 2021 was as follows:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2020	8,094	4,121,735	$19.88
January 1 - January 31, 2021(1)	1,351	521,796	17.53
February 1 - February 28, 2021	—	—	N/A
March 1 - March 31, 2021(1)	—	—	N/A
Cumulative as of March 31, 2021	9,445	4,643,531	$19.62
________________________
(1) Reflects shares repurchased pursuant to repurchase requests submitted for the second semester of 2020, including 15,772 shares which for administrative reasons were processed in March 2021. Pursuant to the terms of the SRP, the Company is only authorized to repurchase up to the amount of proceeds reinvested through our DRIP during the applicable semester. As a result, redemption requests in the amount of 1,885,340 shares were not fulfilled for the second semester of 2020.
Unregistered Sales of Equity Securities
Refer to “Note 9 - Stock Transactions” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the agreement we entered into with SBL pursuant to which SBL agreed to (i) exchange the 14,949 shares of the Series A Preferred Stock it held for an equal amount of Series D Preferred Stock and (ii) purchase from the Company an additional 3,000 newly issued shares of Series D Preferred Stock for $15.0 million (with the proceeds reduced by the accrued and unpaid dividends on the exchanged Series A Preferred Stock). The terms of the Series D Preferred Stock are described in “Note 2 - Summary of Significant Accounting Policies” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
The offer and sale of the Series D Preferred Stock was conducted in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
Articles Supplementary of Benefit Street Partners Realty Trust, Inc., dated March 17, 2021, relating to Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2021).

10.1
Purchase and Exchange Agreement, dated March 15, 2021, by and between Benefit Street Partners Realty Trust, Inc. and Security Benefit Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2021).

10.2
Indenture, dated as of March 25, 2021, by and among BSPRT 2021-FL6 Issuer, Ltd., BSPRT 2021-FL6 Co-Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator and custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 30, 2021).

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

Benefit Street Partners Realty Trust, Inc.
Dated:	May 11, 2021	By	/s/ Richard J. Byrne
Name: Richard J. Byrne
Title: Chief Executive Officer and President
(Principal Executive Officer)

Dated:	May 11, 2021	By	/s/ Jerome S. Baglien
Name: Jerome S. Baglien
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)