Form 10-Q
period 2021-06-30
Benefit Street Partners Realty Trust, Inc.
filed 2021-08-12
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2021
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-55188
BENEFIT STREET PARTNERS REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-1406086
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, Suite 32A New York, New York	10105
(Address of Principal Executive Office)	(Zip Code)
(212) 588-6770
(Registrant’s Telephone Number, Including Area Code)
9 West 57th Street, Suite #4920
New York, New York, 10019
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of July 31, 2021 was 44,148,122.

BENEFIT STREET PARTNERS REALTY TRUST, INC.

i

PART I
Item 1. Consolidated Financial Statements and Notes (unaudited)

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Cash and cash equivalents	$63,277	$82,071
Restricted cash	14,323	10,070
Commercial mortgage loans, held for investment, net of allowance of $17,192 and $20,886 as of June 30, 2021 and December 31, 2020, respectively	3,109,111	2,693,848
Commercial mortgage loans, held for sale, measured at fair value	77,031	67,649
Real estate securities, available for sale, measured at fair value, amortized cost of $0 and $179,392 as of June 30, 2021 and December 31, 2020, respectively	—	171,136
Derivative instruments, measured at fair value	5	25
Other real estate investments, measured at fair value	2,547	2,522
Receivable for loan repayment (1)	128,333	98,551
Accrued interest receivable	17,411	15,295
Prepaid expenses and other assets	4,400	8,538
Intangible lease asset, net of amortization	13,134	13,546
Real estate owned, net of depreciation	—	26,510
Real estate owned, held for sale	26,111	—
Total assets	$3,455,683	$3,189,761
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$1,960,090	$1,625,498
Repurchase agreements - commercial mortgage loans	287,462	276,340
Repurchase agreements - real estate securities	46,510	186,828
Mortgage note payable	29,167	29,167
Other financing and loan participation - commercial mortgage loans	37,105	31,379
Derivative instruments, measured at fair value	2,285	403
Interest payable	1,044	2,110
Distributions payable	16,099	15,688
Accounts payable and accrued expenses	7,739	5,125
Due to affiliates	12,691	9,525
Total liabilities	$2,400,192	$2,182,063
Commitment and contingencies (See Note 10)
Redeemable convertible preferred stock Series A, $0.01 par value, 60,000 authorized and 25,567 and 40,515 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	$127,579	$202,292
Redeemable convertible preferred stock Series C, $0.01 par value, 20,000 authorized and 1,400 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	6,966	6,962
Redeemable convertible preferred stock Series D, $0.01 par value, 20,000 authorized and 17,950 issued and outstanding as of June 30, 2021 and none issued or outstanding as of December 31, 2020, respectively	89,670	—
Equity:
Preferred stock, $0.01 par value, 50,000,000 authorized and none issued or outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.01 par value, 949,999,000 shares authorized, 44,284,833 and 44,510,051 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	444	446
Additional paid-in capital	908,689	912,725
Accumulated other comprehensive income (loss)	—	(8,256)
Accumulated deficit	(77,857)	(106,471)
Total stockholders' equity	$831,276	$798,444
Total liabilities, redeemable convertible preferred stock and stockholders' equity	$3,455,683	$3,189,761
__________________________________
(1) Includes $128.3 million and $98.6 million of cash held by servicer related to the CLOs as of June 30, 2021 and December 31, 2020, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income:
Interest income	$48,985	$43,241	$91,222	$91,095
Less: Interest expense	12,637	15,135	24,006	39,627
Net interest income	36,348	28,106	67,216	51,468
Revenue from real estate owned	716	828	1,432	2,457
Total Income	$37,064	$28,934	$68,648	$53,925
Expenses:
Asset management and subordinated performance fee	6,001	3,738	11,417	7,650
Acquisition expenses	169	175	322	317
Administrative services expenses	3,078	2,940	6,552	7,052
Professional fees	2,777	3,222	4,774	6,006
Real estate owned operating expenses	—	1,096	—	2,741
Depreciation and amortization	406	586	812	1,174
Other expenses	911	1,055	1,406	2,642
Total expenses	$13,342	$12,812	$25,283	$27,582
Other (income)/loss:
Provision/(benefit) for credit losses	(1,508)	4,042	(3,839)	18,639
Impairment losses on real estate owned assets	—	—	—	398
Realized (gain)/loss on extinguishment of debt	—	(438)	—	(438)
Realized (gain)/loss on sale of real estate securities	315	5,309	1,375	5,747
Realized (gain)/loss on sale of commercial mortgage loan held for sale	—	(252)	—	(252)
Realized (gain)/loss on sale of real estate owned assets, held for sale	(1,112)	—	(1,112)	—
Realized (gain)/loss on sale of commercial mortgage loan, held for sale, measured at fair value	(6,520)	238	(13,150)	(9,166)
Unrealized (gain)/loss on commercial mortgage loans, held for sale, measured at fair value	(625)	(1,595)	(1,104)	339
Unrealized (gain)/loss on other real estate investments, measured at fair value	(20)	(18)	(26)	43
Unrealized (gain)/loss on derivatives	3,163	99	1,054	4,935
Realized (gain)/loss on derivatives	(281)	1,659	(2,259)	8,328
Total other (income)/loss	$(6,588)	$9,044	$(19,061)	$28,573
Income/(loss) before taxes	30,310	7,078	62,426	(2,230)
Provision/(benefit) for income tax	300	(736)	2,270	(2,644)
Net income/(loss)	$30,010	$7,814	$60,156	$414
Net income/(loss) applicable to common stock	$22,998	$4,359	$46,402	$(7,556)

Basic earnings per share	$0.52	$0.10	$1.05	$(0.17)
Diluted earnings per share	$0.52	$0.10	$1.05	$(0.17)
Basic weighted average shares outstanding	44,262,934	44,376,437	44,276,480	44,319,531
Diluted weighted average shares outstanding	44,278,939	44,389,380	44,292,427	44,319,531

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income/(loss)	$30,010	$7,814	$60,156	$414
Unrealized gain/(loss) on available-for-sale securities, net of reclassification adjustment	214	40,319	8,256	(27,288)
Comprehensive income/(loss) attributable to Benefit Street Partners Realty Trust, Inc.	$30,224	$48,133	$68,412	$(26,874)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance, December 31, 2020	44,510,051	$446	$912,725	$(8,256)	$(106,471)	$798,444
Issuance of common stock	—	—	—	—	—	—
Common stock repurchases	(521,796)	(5)	(9,142)	—	—	(9,147)
Common stock issued through distribution reinvestment plan	147,404	2	2,583	—	—	2,585
Share-based compensation	—	—	55	—	—	55
Offering costs	—	—	(21)	—	—	(21)
Net income	—	—	—	—	30,146	30,146
Distributions declared	—	—	—	—	(15,644)	(15,644)
Other comprehensive income	—	—	—	8,042	—	8,042
Balance, March 31, 2021	44,135,659	$443	$906,200	$(214)	$(91,969)	$814,460
Issuance of common stock	504	—	—	—	—	—
Common stock repurchases	(3,784)	—	(66)	—	—	(66)
Common stock issued through distribution reinvestment plan	141,270	1	2,523	—	—	2,524
Share-based compensation	11,184	—	53	—	—	53
Offering costs	—	—	(21)	—	—	(21)
Net income	—	—	—	—	30,010	30,010
Distributions declared	—	—	—	—	(15,898)	(15,898)
Other comprehensive income	—	—	—	214	—	214
Balance, June 30, 2021	44,284,833	$444	$908,689	$—	$(77,857)	$831,276

Balance, December 31, 2019	43,916,815	$441	$903,310	$(978)	$(85,968)	$816,805
Issuance of common stock	650,034	7	10,855	—	—	10,862
Common stock repurchases	(361,829)	(4)	(6,711)	—	—	(6,715)
Common stock issued through distribution reinvestment plan	191,326	1	3,548	—	—	3,549
Share-based compensation	—	—	39	—	—	39
Offering costs	—	—	(136)	—	—	(136)
Net income/(loss)	—	—	—	—	(7,400)	(7,400)
Distributions declared	—	—	—	—	(20,371)	(20,371)
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	(7,761)	(7,761)
Other comprehensive income/(loss)	—	—	—	(67,607)	—	(67,607)
Balance, March 31, 2020	44,396,346	$445	$910,905	$(68,585)	$(121,500)	$721,265
Issuance of common stock	—	—	25	—	—	25
Common stock repurchases	(11,306)	—	(192)	—	—	(192)
Common stock issued through distribution reinvestment plan	6	—	(57)	—	—	(57)
Share-based compensation	10,770	—	57	—	—	57
Offering costs	—	—	(32)	—	—	(32)
Net income	—	—	—	—	7,814	7,814
Distributions declared	—	—	—	—	(15,603)	(15,603)
Other comprehensive income	—	—	—	40,319	—	40,319
Balance, June 30, 2020	44,395,816	$445	$910,706	$(28,266)	$(129,289)	$753,596
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income/(loss)	$60,156	$414
Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities:
Premium amortization and (discount accretion), net	$(2,853)	$(3,041)
Accretion of deferred commitment fees	(3,930)	(2,664)
Amortization of deferred financing costs	2,715	6,936
Share-based compensation	108	96
Realized (gain)/loss from sale of real estate securities	1,375	5,747
Realized (gain)/loss from sale of real estate owned, held for sale	(1,112)	—
Unrealized (gain)/loss from commercial mortgage loans held for sale	(1,104)	339
Unrealized (gain)/loss from derivative instruments	1,054	4,935
Unrealized losses from other real estate investments	(26)	43
Depreciation and amortization	812	1,174
Recognition of deferred rent revenue	—	(150)
Provision/(benefit) for credit losses	(3,839)	18,639
Impairment losses on real estate owned assets	—	398
Origination of commercial mortgage loans, held for sale	(252,145)	(119,447)
Proceeds from sale of commercial mortgage loans, held for sale	243,867	148,020
Changes in assets and liabilities:
Accrued interest receivable	1,814	3,664
Prepaid expenses and other assets	2,170	(1,418)
Accounts payable and accrued expenses	3,048	8,057
Due to affiliates	3,166	4,831
Interest payable	(1,066)	(1,392)
Net cash (used in)/provided by operating activities	$54,210	$75,181
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(917,176)	$(417,216)
Principal repayments received on commercial mortgage loans, held for investment	468,689	603,589
Purchase of real estate owned and capital expenditures	—	(1,332)
Proceeds from sale of real estate owned, held for sale	10,810	—
Purchase of real estate securities	—	(134,823)
Proceeds from sale/repayment of real estate securities	178,017	79,404
Proceeds from (purchase)/sale of derivative instruments	848	(697)
Net cash (used in)/provided by investing activities	$(258,812)	$128,925
Cash flows from financing activities:
Proceeds from issuances of common stock	$—	$10,887
Proceeds from issuances of redeemable convertible preferred stock	15,000	70
Common stock repurchases	(9,213)	(6,907)
Borrowings on collateralized loan obligation	612,723	—
Repayments of collateralized loan obligation	(274,636)	(110,458)
Borrowings on repurchase agreements - commercial mortgage loans	397,392	171,994
Repayments of repurchase agreements - commercial mortgage loans	(386,270)	(198,313)

BENEFIT STREET PARTNERS REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Borrowings on repurchase agreements - real estate securities	175,801	585,504
Repayments of repurchase agreements - real estate securities	(316,118)	(644,607)
Proceeds from other financing and loan participation - commercial mortgage loans	5,726	18,771
Borrowings on unsecured debt	100,000	—
Repayments of unsecured debt	(100,000)	—
Borrowing on mortgage note payable	—	11,074
Payments of deferred financing costs	(4,380)	(359)
Distributions paid	(25,964)	(23,774)
Net cash (used in)/provided by financing activities:	$190,061	$(186,118)
Net change in cash, cash equivalents and restricted cash	(14,541)	17,988
Cash, cash equivalents and restricted cash, beginning of period	92,141	109,122
Cash, cash equivalents and restricted cash, end of period	$77,600	$127,110

Supplemental disclosures of cash flow information:
Taxes paid	$79,309	$—
Interest paid	22,356	34,083

Supplemental disclosures of non - cash flow information:
Distribution payable	$16,099	$15,570
Common stock issued through distribution reinvestment plan	5,109	3,492
Commercial mortgage loans transferred from held for sale to held for investment	—	23,390
Real estate owned received in foreclosure	—	14,000

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$63,277	$111,631
Restricted cash	14,323	15,479
Cash, cash equivalents and restricted cash, end of period	$77,600	$127,110

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2020, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 11, 2021.
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
June 30, 2021
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
Commercial Mortgage Loans
Held for Investment - Commercial mortgage loans that are held for investment purposes and are anticipated to be held until maturity, are carried at cost, net of unamortized acquisition expenses, discounts or premiums and unfunded commitments. Commercial mortgage loans, held for investment purposes, are carried at amortized cost less allowance for credit losses. Interest income is recorded on the accrual basis and related discounts, premiums and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the Company’s consolidated statements of operations. Guaranteed loan commitment fees payable by the borrower upon maturity are accreted over the life of the investment using the effective interest method. The accretion of guaranteed loan commitment fees is recognized in interest income in the Company's consolidated statements of operations.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
Leases
Operating right of use assets "ROU" represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. Leases will be classified as either a finance or operating lease, with such classification affecting the pattern and classification of expense recognition in the consolidated statements of operations. For leases greater than 12 months, the Company determines, at the inception of the contract, if the arrangement meets the classification criteria for an operating or finance lease. For leases that have extension options, which can be exercised at the Company's discretion, management uses judgment to determine if it is reasonably certain that such extension options will be elected. If the extension options are reasonably certain to occur, the Company includes the extended term's lease payments in the calculation of the respective lease liability. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The incremental borrowing rate used to discount the lease liability is determined at commencement of the lease, or upon modification of the lease, as the interest rate a lessee would have to pay to borrow on a fully collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company's incremental borrowing rate considers information at both the corporate and property level and analysis of current market conditions for obtaining new financings. All leases as of June 30, 2021 were operating leases.
Separately, on October 15, 2019, the Company acquired certain real estate assets which had an existing in-place lease asset. This in-place lease asset is recorded as an Intangible lease asset on the consolidated balance sheets and amortized using the straight-line method over the contractual life of the lease.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
June 30, 2021
(Unaudited)
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
The Company has elected to not measure an allowance for credit losses for accrued interest receivable as it is timely, following three months time, reversed against interest income when a loan, real estate security or preferred equity investment is placed on nonaccrual status. The Company did not record reversals of accrued interest receivable during the six months ended June 30, 2021. Loans are charged off against the Provision/(benefit) for credit losses when all or a portion of the principal amount is determined to be uncollectible.
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
June 30, 2021
(Unaudited)
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
Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRS, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRS is not consolidated for U.S. federal income tax purposes, but is instead taxed as a C corporation. For financial reporting purposes, the TRS is consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRS. Total income tax provision/(benefit) for the three months ended June 30, 2021 and June 30, 2020 was $0.3 million and

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
$(0.7) million, respectively. Total income tax provision/(benefit) for the six months ended June 30, 2021 and June 30, 2020 was $2.3 million and $(2.6) million, respectively.
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
June 30, 2021
(Unaudited)
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
June 30, 2021
(Unaudited)
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
Accounting Pronouncements Not Yet Adopted
On March 12, 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through June 30, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.
Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (dollars in thousands):

	June 30, 2021	December 31, 2020
Senior loans	$3,102,366	$2,698,823
Mezzanine loans	23,937	15,911
Total gross carrying value of loans	3,126,303	2,714,734
Less: Allowance for credit losses (1)	17,192	20,886
Total commercial mortgage loans, held for investment, net	$3,109,111	$2,693,848
________________________
(1) As of June 30, 2021 and December 31, 2020, there have been no specific reserves for loans in non-performing status.
As of June 30, 2021 and December 31, 2020, the Company's total commercial mortgage loan portfolio, excluding commercial mortgage loans accounted for under the fair value option, was comprised of 148 and 130 loans, respectively.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Allowance for Credit Losses
The following table presents the activity in the Company's allowance for credit losses, excluding the unfunded loan commitments, as of June 30, 2021 (dollars in thousands):

	Three Months Ended June 30, 2021
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self-Storage	Manufactured Housing	Total
Beginning Balance	$4,884	$402	$1,201	$608	$385	$10,873	$140	$107	$18,600
Current Period:
Provision/(benefit) for credit losses	2,505	(299)	(173)	(409)	55	(3,158)	101	(30)	(1,408)
Write offs	—	—	—	—	—	—	—	—	—
Ending Balance	$7,389	$103	$1,028	$199	$440	$7,715	$241	$77	$17,192

	Six Months Ended June 30, 2021
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self-Storage	Manufactured Housing	Total
Beginning Balance	$3,095	$404	$1,575	$3,795	$132	$11,646	$117	$122	$20,886
Current Period:
Provision/(benefit) for credit losses	4,583	(301)	(547)	(3,596)	308	(3,931)	124	(45)	(3,405)
Write offs	(289)	—	—	—	—	—	—	—	(289)
Ending Balance	$7,389	$103	$1,028	$199	$440	$7,715	$241	$77	$17,192
The Company recorded a decrease in its provision for credit losses during the three and six months ended June 30, 2021 of $1.4 million and $3.4 million, respectively. The primary driver for the improvement in the reserve balance is the positive economic outlook since the end of the prior year.
The following table presents the activity in the Company's allowance for credit losses, for the unfunded loan commitments, as of June 30, 2021 (dollars in thousands):

	Three Months Ended June 30, 2021
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self-Storage	Manufactured Housing	Total
Beginning Balance	$153	$—	$38	$101	$12	$27	$—	$—	$331
Current Period:
Provision/(benefit) for credit losses	(33)	—	(10)	(91)	(4)	38	—	—	(100)
Ending Balance	$120	$—	$28	$10	$8	$65	$—	$—	$231

	Six Months Ended June 30, 2021
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self-Storage	Manufactured Housing	Total
Beginning Balance	$85	$—	$47	$418	$14	$101	$—	$—	$665
Current Period:
Provision/(benefit) for credit losses	35	—	(19)	(408)	(6)	(36)	—	—	(434)
Ending Balance	$120	$—	$28	$10	$8	$65	$—	$—	$231

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
The following tables represent the composition by loan type and region of the Company's commercial mortgage loans, held for investment portfolio (dollars in thousands):

	June 30, 2021		December 31, 2020
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$1,610,299	51.4%	$1,202,694	44.2%
Office	527,294	16.8%	517,464	19.0%
Hospitality	472,152	15.1%	403,908	14.8%
Industrial	159,627	5.1%	243,404	8.9%
Mixed Use	132,200	4.2%	102,756	3.8%
Self-Storage	81,209	2.6%	86,424	3.2%
Retail	75,995	2.4%	78,550	2.9%
Manufactured Housing	60,332	1.9%	71,263	2.6%
Land	16,400	0.5%	16,400	0.6%
Total	$3,135,508	100.0%	$2,722,863	100.0%

	June 30, 2021		December 31, 2020
Loan Region	Par Value	Percentage	Par Value	Percentage
Southeast	$922,046	29.4%	$796,908	29.3%
Southwest	869,962	27.7%	515,392	18.9%
Far West	438,667	14.0%	415,173	15.2%
Mideast	437,686	14.0%	473,514	17.4%
Great Lakes	155,617	5.0%	199,203	7.3%
Plains	101,032	3.2%	116,143	4.3%
Various	93,076	3.0%	136,855	5.0%
New England	68,671	2.1%	69,675	2.6%
Rocky Mountain	48,751	1.6%	—	—%
Total	$3,135,508	100.0%	$2,722,863	100.0%
As of June 30, 2021 and December 31, 2020, the Company's total commercial mortgage loans, held for sale, measured at fair value were comprised of eleven and three loans, respectively. As of June 30, 2021 and December 31, 2020, the contractual principal outstanding of commercial mortgage loans, held for sale, measured at fair value was $75.9 million and $67.6 million, respectively. As of June 30, 2021 and December 31, 2020, none of the Company's commercial mortgage loans, held for sale, measured at fair value were in default or greater than ninety days past due.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
The following tables represent the composition by loan type and region of the Company's commercial mortgage loans, held for sale, measured at fair value (dollars in thousands):

	June 30, 2021		December 31, 2020
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$32,450	42.7%	$100	0.1%
Retail	18,035	23.8%	—	—%
Office	14,937	19.7%	—	—%
Hospitality	7,070	9.3%	—	—%
Industrial	3,435	4.5%	67,550	99.9%
Total	$75,927	100.0%	$67,650	100.0%

	June 30, 2021		December 31, 2020
Loan Region	Par Value	Percentage	Par Value	Percentage
Southeast	$32,677	43.0%	$—	—%
Far West	18,000	23.7%	58,500	86.5%
New England	11,000	14.5%	—	—%
Various	6,050	8.0%	—	—%
Southwest	4,750	6.3%	—	—%
Great Lakes	3,450	4.5%	9,150	13.5%
Total	$75,927	100.0%	$67,650	100.0%
Loan Credit Quality and Vintage
The following tables present the amortized cost of our commercial mortgage loans, held for investment as of June 30, 2021 and June 30, 2020, by loan type, the Company’s internal risk rating and year of origination. The risk ratings are updated as of June 30, 2021.

As of June 30, 2021
	2021	2020	2019	2018	2017	2016	Prior	Total

Multifamily:
Risk Rating:
1-2 internal grade	$632,063	$568,508	$200,293	$164,284	$—	$—	$3,487	$1,568,635
3-4 internal grade	—	—	—	37,025	—	—	—	37,025
Total Multifamily Loans	$632,063	$568,508	$200,293	$201,309	$—	$—	$3,487	$1,605,660

Retail:
Risk Rating:
1-2 internal grade	$—	$13,321	$20,195	$16,400	$—	$—	$—	$49,916
3-4 internal grade	—	—	12,880	29,439	—	—	—	42,319
Total Retail Loans	$—	$13,321	$33,075	$45,839	$—	$—	$—	$92,235

Office:
Risk Rating:
1-2 internal grade	$55,256	$252,165	$131,143	$37,338	$26,636	$—	$—	$502,538
3-4 internal grade	—	—	—	22,885	—	—	—	22,885
Total Office Loans	$55,256	$252,165	$131,143	$60,223	$26,636	$—	$—	$525,423

Industrial:

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Risk Rating:
1-2 internal grade	$—	$81,452	$77,628	$—	$—	$—	$—	$159,080
3-4 internal grade	—	—	—	—	—	—	—	—
Total Industrial Loans	$—	$81,452	$77,628	$—	$—	$—	$—	$159,080

Mixed Use:
Risk Rating:
1-2 internal grade	$32,362	$30,285	$—	$69,235	$—	$—	$—	$131,882
3-4 internal grade	—	—	—	—	—	—	—	—
Total Mixed Use Loans	$32,362	$30,285	$—	$69,235	$—	$—	$—	$131,882

Hospitality:
Risk Rating:
1-2 internal grade	$119,364	$26,899	$10,558	$—	$—	$—	$—	$156,821
3-4 internal grade	—	—	161,159	62,230	90,698	—	—	314,087
Total Hospitality Loans	$119,364	$26,899	$171,717	$62,230	$90,698	$—	$—	$470,908

Self-Storage:
Risk Rating:
1-2 internal grade	$14,929	$41,343	$—	$24,714	$—	$—	$—	$80,986
3-4 internal grade	—	—	—	—	—	—	—	—
Total Self-Storage Loans	$14,929	$41,343	$—	$24,714	$—	$—	$—	$80,986

Manufactured Housing:
Risk Rating:
1-2 internal grade	$—	$25,926	$34,203	$—	$—	$—	$—	$60,129
3-4 internal grade	—	—	—	—	—	—	—	—
Total Manufactured Housing Loans	$—	$25,926	$34,203	$—	$—	$—	$—	$60,129

Total	$853,974	$1,039,899	$648,059	$463,550	$117,334	$—	$3,487	$3,126,303

December 31, 2020
	2020	2019	2018	2017	2016	2015	Prior	Total

Multifamily:
Risk Rating:
1-2 internal grade	$583,550	$349,588	$188,975	$—	$—	$—	$3,488	$1,125,601
3-4 internal grade	—	—	35,887	37,812	—	—	—	73,699
Total Multifamily Loans	$583,550	$349,588	$224,862	$37,812	$—	$—	$3,488	$1,199,300

Retail:
Risk Rating:
1-2 internal grade	$13,277	$22,760	$16,400					$52,437
3-4 internal grade	—	12,872	29,425	—	—	—	—	42,297
Total Retail Loans	$13,277	$35,632	$45,825	$—	$—	$—	$—	$94,734

Office:

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)

Risk Rating:
1-2 internal grade	$244,301	$160,709	$61,169	$40,846				$507,025
3-4 internal grade	—	—	—	8,392	—	—	—	8,392
Total Office Loans	$244,301	$160,709	$61,169	$49,238	$—	$—	$—	$515,417

Industrial:
Risk Rating:
1-2 internal grade	$119,193	$89,590				$33,655		$242,438
3-4 internal grade	—	—	—	—	—	—	—	—
Total Industrial Loans	$119,193	$89,590	$—	$—	$—	$33,655	$—	$242,438

Mixed Use:
Risk Rating:
1-2 internal grade	$30,246		$59,451	$12,839				$102,536
3-4 internal grade	—	—	—	—	—	—	—	—
Total Mixed Use Loans	$30,246	$—	$59,451	$12,839	$—	$—	$—	$102,536

Hospitality:
Risk Rating:
1-2 internal grade	$26,878	$10,547	$—	$—	$—	$—	$—	$37,425
3-4 internal grade	—	160,079	115,026	90,612	—	—	—	365,717
Total Hospitality Loans	$26,878	$170,626	$115,026	$90,612	$—	$—	$—	$403,142

Self-Storage:
Risk Rating:
1-2 internal grade	$41,305		$44,908					$86,213
3-4 internal grade	—	—	—	—	—	—	—	—
Total Self-Storage Loans	$41,305	$—	$44,908	$—	$—	$—	$—	$86,213

Manufactured Housing:
Risk Rating:
1-2 internal grade	$25,905	$45,049	$—	$—	$—	$—	$—	$70,954
3-4 internal grade	—	—	—	—	—	—	—	—
Total Manufactured Housing Loans	$25,905	$45,049	$—	$—	$—	$—	$—	$70,954

Total	$1,084,655	$851,194	$551,241	$190,501	$—	$33,655	$3,488	$2,714,734

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Past Due Status
The following table presents an aging summary of the loans amortized cost basis at June 30, 2021 (dollars in thousands):

	Multifamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self-Storage	Manufactured Housing	Total
Status:
Current	$1,605,660	$92,235	$525,423	$159,080	$131,882	$413,833	$68,238	$60,129	$3,056,480
1-29 days past due	—	—	—	—	—	—	12,748	—	12,748
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—	—	—
120+ days past due (1)	—	—	—	—	—	57,075	—	—	57,075
Total	$1,605,660	$92,235	$525,423	$159,080	$131,882	$470,908	$80,986	$60,129	$3,126,303
________________________
(1) For the three and six months ended June 30, 2021, there was no interest income recognized on this loan.
As of June 30, 2021 and December 31, 2020, the Company had one loan with a total cost basis of $57.1 million and two loans with a total cost basis of $94.9 million, respectively, on non-accrual status for which there was no related allowance for credit losses.
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
All commercial mortgage loans, excluding loans classified as commercial mortgage loans, held for sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2.0. As of June 30, 2021 and December 31, 2020, the weighted average risk rating of the loans was 2.2.
The following table represents the allocation by risk rating for the Company's commercial mortgage loans, held for investment (dollars in thousands):

June 30, 2021			December 31, 2020
Risk Rating	Number of Loans	Par Value	Risk Rating	Number of Loans	Par Value
1	—	$—	1	—	$—
2	125	2,718,840	2	104	2,232,045
3	22	359,593	3	22	384,040
4	1	57,075	4	4	106,778
5	—	—	5	—	—
	148	$3,135,508		130	$2,722,863

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
For the six months ended June 30, 2021 and year ended December 31, 2020, the activity in the Company's commercial mortgage loans, held for investment portfolio was as follows (dollars in thousands):

	Six Months Ended June 30,	Year Ended December 31,
	2021	2020
Balance at Beginning of Year	$2,693,848	$2,762,042
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	(7,211)
Acquisitions and originations	921,104	1,287,720
Principal repayments	(470,936)	(1,223,490)
Discount accretion/premium amortization	2,852	6,146
Loans transferred from/(to) commercial real estate loans, held for sale	—	(76,979)
Net fees capitalized into carrying value of loans	(3,928)	(6,562)
(Provision)/benefit for credit losses	3,405	(13,181)
Charge-off from allowance	289	427
Transfer to real estate owned	(37,523)	(35,064)
Balance at End of Period	$3,109,111	$2,693,848
During the six months ended June 30, 2021, the Company wrote off a commercial mortgage loan, held for investment, with a carrying value of $37.8 million in exchange for the possession of a REO investment at a fair value of $37.5 million, comprised of $33.0 million of real property (land, building and improvements) and $4.5 million of personal property (furniture, fixture, and equipment) at the time of transfer. The transfer occurred when the Company took possession of the property by completing a foreclosure transaction in January 2021, resulting in a $0.3 million impairment loss at the time of transfer. Since the foreclosure was entered into due to the borrower experiencing financial difficulty and the recorded investment in the receivable was more than the fair value of the collateral collected, the transaction qualifies as a TDR. The Company accounted for the REO acquired during the six months ended June 30, 2021 as an asset acquisition. The Company subsequently sold this REO asset during the six months ended June 30, 2021 for a $0.8 million gain, presented net of direct selling costs associated with the disposition of the asset, included within Realized gain/loss on sale of real estate owned assets, held for sale in the Company's consolidated statements of operations.
Note 4 - Real Estate Securities
As of June 30, 2021 the Company did not hold any real estate securities, CMBS. The following is a summary of the Company's real estate securities, CMBS, as of December 31, 2020 (dollars in thousands):

December 31, 2020
Type	Interest Rate	Maturity	Par Value	Fair Value
CMBS 1	3.0%	5/15/2022	$13,250	$12,657
CMBS 2	2.2%	6/26/2025	10,800	10,335
CMBS 3	2.5%	2/15/2036	40,000	38,292
CMBS 4	1.9%	6/15/2037	8,000	7,892
CMBS 5	2.1%	9/15/2037	24,000	23,297
CMBS 6	2.3%	6/15/2034	12,000	11,580
CMBS 7	1.5%	12/15/2036	20,000	18,975
CMBS 8	1.8%	12/15/2036	25,000	23,268
CMBS 9	2.3%	3/15/2035	25,665	24,840
The Company classified its CMBS investments as available for sale and reported them at fair value in the consolidated balance sheets with changes in fair value recorded in accumulated other comprehensive income/(loss) as of December 31, 2020. The weighted average contractual maturity for CLO investments included within the CMBS portfolio as of December 31, 2020 was 14 years. The weighted average contractual maturity for single asset single borrower "SASB" investments as of December 31, 2020 was 14 years.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
The following table shows the amortized cost, allowance for expected credit losses, unrealized gain/(loss) and fair value of the Company's CMBS investments by investment type as of December 31, 2020 (dollars in thousands):

	Amortized Cost	Credit Loss Allowance	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2020
CLOs	$123,444	$—	$—	$(4,888)	$118,556
SASB	55,948	—	—	(3,368)	52,580
Total	$179,392	$—	$—	$(8,256)	$171,136
As of December 31, 2020, the Company held 9 CMBS positions with an amortized cost basis of $179.4 million and an unrealized loss of $8.3 million, of which 7 positions had an unrealized loss for a period greater than twelve months. As of June 30, 2021 the Company did not hold any real estate securities, CMBS.
The following table provides information on the unrealized losses and fair value on the Company's real estate securities, CMBS, available for sale that were in an unrealized loss position, and for which an allowance for credit losses has not been recorded, in each case as of December 31, 2020 (amounts in thousands):

	Fair Value		Unrealized Loss
	Securities with an unrealized loss less than 12 months	Securities with an unrealized loss greater than 12 months	Securities with an unrealized loss less than 12 months	Securities with an unrealized loss greater than 12 months
December 31, 2020
CLOs	$63,131	$55,425	$(2,824)	$(2,065)
SASB	—	52,580	—	(3,367)
Total	$63,131	$108,005	$(2,824)	$(5,432)
As of June 30, 2021 the Company did not hold any real estate securities, CMBS. As of December 31, 2020, there were 7 securities with unrealized losses for a period greater than twelve months reflected in the table above. After evaluating the securities, the Company concluded that the unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that the Company did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, the portfolio is made up of investment grade securities of recent originations and higher tranches, and that there were no material credit events that would have caused us to otherwise conclude that the Company would not recover our cost. The allowance for credit losses is calculated using a discounted cash flow approach and is measured as the difference between the original cash flows expected to be collected to the revised cash flows expected to be collected discounted using the effective interest rate, limited by the amount that the fair value is less than the amortized cost basis. Significant judgment is used in projecting cash flows. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.
The following table provides information on the amounts of gain/(loss) on the Company's real estate securities, CMBS, available for sale (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unrealized gain/(loss) on available for sale securities	$—	$34,882	$1,665	$(32,725)
Reclassification of net (gain)/loss on available for sale securities included in net income/(loss)	214	5,437	6,591	5,437
Unrealized gain/(loss) on available for sale securities, net of reclassification adjustment	$214	$40,319	$8,256	$(27,288)

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
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
Note 5 - Real Estate Owned
The following table summarizes the Company's real estate owned asset as of June 30, 2021 (dollars in thousands):

Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
October 2019 (1)(2)	Office	Jeffersonville, IN	$1,887	$21,989	$3,565	$(1,330)	$26,111
			$1,887	$21,989	$3,565	$(1,330)	$26,111
________________________
(1) See Note 2 - Summary of Significant Accounting Policies.
(2) Represents asset designated as held for sale within the Company's consolidated balance sheets.
The following table summarizes the Company's real estate owned asset as of December 31, 2020 (dollars in thousands):

Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
October 2019 (1)	Office	Jeffersonville, IN	$1,887	$21,989	$3,565	$(931)	$26,510
			$1,887	$21,989	$3,565	$(931)	$26,510
________________________
(1) See Note 2 - Summary of Significant Accounting Policies.
Depreciation expense for the three and six months ended June 30, 2021 totaled $0.2 million and $0.4 million, respectively. Depreciation expense for the three and six months ended June 30, 2020 totaled $0.3 million and $0.5 million, respectively.
Long-Lived Asset Classified as Held for Sale
As of June 30, 2021, the Company has designated one property included within the real estate owned business segment as held for sale. The property is located in Jeffersonville, IN and sale is probable to occur within one year.
Note 6 - Leases
Intangible Lease Asset
The following table summarizes the Company's intangible lease asset recognized in the consolidated balance sheets as of June 30, 2021 (dollars in thousands):

Acquisition Date	Property Type	Primary Location(s)	Intangible Lease Asset, Gross	Accumulated Amortization	Intangible Lease Asset, Net of Amortization
October 2019	Office	Jeffersonville, IN	$14,509	$(1,375)	$13,134
			$14,509	$(1,375)	$13,134
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Rental Income
On October 15, 2019, the Company purchased an office building that was subject to an existing triple net lease. The minimum rental amount due under the lease is subject to annual increases of 1.5%. The initial term of the lease expires in 2037 and contains renewal options for four consecutive five-year terms. The remaining lease term is 15.8 years. Rental income for this operating lease for each of the three months ended June 30, 2021 and June 30, 2020 totaled $0.7 million. Rental income for this operating lease for each of the six months ended June 30, 2021 and June 30, 2020 totaled $1.4 million. Rental income is included in Revenue from real estate owned in the consolidated statements of operations.
The following table summarizes the Company's schedule of future minimum rents to be received under the lease (dollars in thousands):

Minimum Rents	June 30, 2021
2021 (July - December)	$1,292
2022	2,607
2023	2,646
2024	2,686
2025	2,726
2026 and beyond	34,168
Total minimum rent	$46,125
Amortization Expense
Intangible lease assets are amortized using the straight-line method over the contractual life of the lease, of a period up to 20 years. The weighted average life of intangible assets as of June 30, 2021 is approximately 15.8 years. Amortization expense for each of the three months ended June 30, 2021 and June 30, 2020 totaled $0.2 million. Amortization expense for each of the six months ended June 30, 2021 and June 30, 2020 totaled $0.4 million.
The following table summarizes the Company's expected amortization for intangible assets over the next five years, assuming no further acquisitions or dispositions (dollars in thousands):

Amortization Expense	June 30, 2021
2021 (July - December)	$(413)
2022	(825)
2023	(825)
2024	(825)
2025	(825)
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
The details of the Company's Repo Facilities at June 30, 2021 and December 31, 2020 are as follows (dollars in thousands):

As of June 30, 2021
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Maturity
JPM Repo Facility	$300,000	$125,284	$1,915	2.24%	10/6/2022
CS Repo Facility	200,000	93,374	1,771	2.58%	8/19/2021
WF Repo Facility (2)	175,000	—	670	N/A	11/21/2021
Barclays Revolver Facility (3)	100,000	—	68	N/A	9/20/2021
Barclays Repo Facility (4)	300,000	68,804	1,009	2.06%	3/15/2022
Total	$1,075,000	$287,462	$5,433
________________________
(1) For the six months ended June 30, 2021. Includes amortization of deferred financing costs.
(2) There are two more one-year extension options available at the Company's discretion.
(3) There is one more one-year extension option available at the Company's discretion.
(4) Includes one more one-year extension at the Company's option.

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
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of June 30, 2021 and December 31, 2020, the Company is in compliance with all debt covenants.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Other financing and loan participation - Commercial Mortgage Loans
On March 23, 2020, the Company transferred $15.2 million of its interest in a term loan to Sterling National Bank ("SNB") via a participation agreement. Since inception, the Company's outstanding loan increased as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The Company incurred $0.2 million and $0.4 million of interest expense on the SNB term loan for the three and six months ended June 30, 2021. As of June 30, 2021 the outstanding participation balance was $37.1 million. The loan matures on February 9, 2023.
Mortgage Note Payable
On October 15, 2019, the Company obtained a commercial mortgage loan for $29.2 million related to the real estate owned portfolio. As of June 30, 2021 the loan accrued interest at an annual rate of 3.85% and matures on November 6, 2034. The Company incurred $0.3 million and $0.6 million of interest expense for the three and six months ended June 30, 2021.
Unsecured Debt
Pursuant to a lending and security agreement with Security Benefit Life Insurance Company ("SBL"), which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $0.4 million and $0.9 million of interest expense on the lending agreement with SBL for the three and six months ended June 30, 2021. As of June 30, 2021, there was no outstanding balance.
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
Below is a summary of the Company's MRAs as of June 30, 2021 and December 31, 2020 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of June 30, 2021
JP Morgan Securities LLC	$18,959	$149	$23,621	1.25%	6
Goldman Sachs International	—	37	—	N/A	N/A
Barclays Capital Inc.	27,551	375	35,676	1.34%	51
Citigroup Global Markets, Inc.	—	81	—	N/A	N/A
Total/Weighted Average	$46,510	$642	$59,297	1.30%	33

As of December 31, 2020
JP Morgan Securities LLC	$33,791	$1,668	$43,612	1.75%	31
Wells Fargo Securities, LLC	—	1,057	—	N/A	N/A
Goldman Sachs International	22,440	455	30,794	1.68%	16
Barclays Capital Inc.	76,809	2,102	97,244	1.71%	33
Credit Suisse AG	—	905	—	N/A	N/A
Citigroup Global Markets, Inc.	53,788	2,532	71,723	1.70%	29
Total/Weighted Average	$186,828	$8,719	$243,373	1.71%	33
________________________
(1) Includes $59.3 million and $72.2 million of CLO notes, held by the Company, which are eliminated within the real estate securities, at fair value line in the consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Collateralized Loan Obligations
As of June 30, 2021 and December 31, 2020 the notes issued by BSPRT 2018-FL3 Issuer, Ltd. and BSPRT 2018-FL3 Co-Issuer, LLC, wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 23 and 27 mortgage assets having a principal balance of $380.2 million and $417.9 million, respectively (the "2018-FL3 Mortgage Assets"). The sale of the 2018-FL3 Mortgage Assets to BSPRT 2018-FL3 Issuer, Ltd. is governed by a Mortgage Asset Purchase Agreement dated as of April 5, 2018, between the Company and BSPRT 2018-FL3 Issuer, Ltd.
As of June 30, 2021 and December 31, 2020 the notes issued by BSPRT 2018-FL4 Issuer, Ltd. and BSPRT 2018-FL4 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 46 and 59 mortgage assets having a principal balance of $671.0 million and $852.1 million, respectively (the "2018-FL4 Mortgage Assets"). The sale of the 2018-FL4 Mortgage Assets to BSPRT 2018-FL4 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of October 12, 2018, between the Company and BSPRT 2018-FL4 Issuer.
As of June 30, 2021 and December 31, 2020, the notes issued by BSPRT 2019-FL5 Issuer, Ltd. and BSPRT 2019-FL5 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 56 and 54 mortgage assets having a principal balance of $742.6 million and $799.8 million respectively (the "2019-FL5 Mortgage Assets"). The sale of the 2019-FL5 Mortgage Assets to BSPRT 2019-FL5 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of May 30, 2019, between the Company and BSPRT 2019-FL5 Issuer.
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
As of June 30, 2021, the notes issued by BSPRT 2021-FL6 Issuer, Ltd. and BSPRT 2021-FL6 Co-Issuer, LLC, are collateralized by interests in a pool of 46 mortgage assets having a principal balance of $670.3 million (the "2021-FL6 Mortgage Assets"). The sale of the 2021-FL6 Mortgage Assets to BSPRT 2021-FL6 Issuer, Ltd. is governed by a Collateral Interest Purchase Agreement dated as of March 25, 2021, between the Company and BSPRT 2021-FL6 Issuer, Ltd.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
The Company, through its wholly-owned subsidiaries, holds the preferred equity tranches of the above CLOs of approximately $311.2 million and $256.9 million as of June 30, 2021 and December 31, 2020, respectively. The following table represents the terms of the notes issued by 2018-FL3 Issuer, 2018-FL4 Issuer, 2019-FL5 Issuer and 2021-FL6 Issuer (the "CLOs), respectively, as of June 30, 2021 (dollars in thousands):

CLO Facility	Tranche	Par Value Issued	Par Value Outstanding (1)	Interest Rate	Maturity Date
2018-FL3 Issuer	Tranche A	$286,700	$56,128	1M LIBOR + 105	10/15/2034
2018-FL3 Issuer	Tranche A-S	77,775	77,775	1M LIBOR + 135	10/15/2034
2018-FL3 Issuer	Tranche B	41,175	41,175	1M LIBOR + 165	10/15/2034
2018-FL3 Issuer	Tranche C	39,650	39,650	1M LIBOR + 255	10/15/2034
2018-FL3 Issuer	Tranche D	42,700	42,700	1M LIBOR + 345	10/15/2034
2018-FL4 Issuer	Tranche A	416,827	247,640	1M LIBOR + 105	9/15/2035
2018-FL4 Issuer	Tranche A-S	73,813	73,813	1M LIBOR + 130	9/15/2035
2018-FL4 Issuer	Tranche B	56,446	56,446	1M LIBOR + 160	9/15/2035
2018-FL4 Issuer	Tranche C	68,385	68,385	1M LIBOR + 210	9/15/2035
2018-FL4 Issuer	Tranche D	57,531	57,531	1M LIBOR + 275	9/15/2035
2018-FL4 Issuer	Tranche E	28,223	28,223	1M LIBOR + 305	9/15/2035
2019-FL5 Issuer	Tranche A	407,025	407,025	1M LIBOR + 115	5/15/2029
2019-FL5 Issuer	Tranche A-S	76,950	76,950	1M LIBOR + 148	5/15/2029
2019-FL5 Issuer	Tranche B	50,000	50,000	1M LIBOR + 140	5/15/2029
2019-FL5 Issuer	Tranche C	61,374	61,374	1M LIBOR + 200	5/15/2029
2019-FL5 Issuer	Tranche D	48,600	5,000	1M LIBOR + 240	5/15/2029
2019-FL5 Issuer	Tranche E	20,250	3,000	1M LIBOR + 285	5/15/2029
2021-FL6 Issuer	Tranche A	367,500	367,500	1M LIBOR + 110	3/15/2036
2021-FL6 Issuer	Tranche A-S	86,625	86,625	1M LIBOR + 130	3/15/2036
2021-FL6 Issuer	Tranche B	33,250	33,250	1M LIBOR + 160	3/15/2036
2021-FL6 Issuer	Tranche C	41,125	41,125	1M LIBOR + 205	3/15/2036
2021-FL6 Issuer	Tranche D	44,625	44,625	1M LIBOR + 300	3/15/2036
2021-FL6 Issuer	Tranche E	11,375	11,375	1M LIBOR + 350	3/15/2036
		$2,437,924	$1,977,315
________________________
(1) Excludes $300.1 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line in the consolidated balance sheets as of June 30, 2021.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
The below table reflects the total assets and liabilities of the Company's outstanding CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of June 30, 2021 and December 31, 2020 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE. The VIE's are non-recourse to the Company.

Assets (dollars in thousands)	June 30, 2021	December 31, 2020
Cash (1)	$128,807	$99,025
Commercial mortgage loans, held for investment, net (2)	2,443,385	2,044,956
Accrued interest receivable	6,080	5,626
Total Assets	$2,578,272	$2,149,607

Liabilities
Notes payable (3)(4)	$2,260,235	$1,892,616
Accrued interest payable	1,334	1,240
Total Liabilities	$2,261,569	$1,893,856
________________________
(1) Includes $128.3 million and $98.6 million of cash held by the servicer related to CLO loan payoffs as of June 30, 2021 and December 31, 2020, respectively.
(2) The balance is presented net of allowance for credit losses of $13.6 million and $19.4 million as of June 30, 2021 and December 31, 2020, respectively.
(3) Includes $300.1 million and $267.1 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.
(4) The balance is presented net of deferred financing cost and discount of $17.2 million and $13.7 million as of June 30, 2021 and December 31, 2020, respectively.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 8 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income/(loss) is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and June 30, 2020 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2021	2020	2021	2020
Net income/(loss)	$30,010	$7,814	$60,156	$414
Less: Preferred stock dividends	3,725	3,455	7,236	7,970
Less: Undistributed earnings allocated to preferred stock	3,287	—	6,518	—
Net income/(loss) attributable to common stockholders (for basic and diluted earnings per share)	$22,998	$4,359	$46,402	$(7,556)

Denominator
Weighted-average common shares outstanding for basic earnings per share	44,262,934	44,376,437	44,276,480	44,319,531
Effect of dilutive shares:
Unvested restricted shares	16,005	12,943	15,947	—
Weighted-average common shares outstanding for diluted earnings per share	44,278,939	44,389,380	44,292,427	44,319,531

Basic earnings per share	$0.52	$0.10	$1.05	$(0.17)
Diluted earnings per share	$0.52	$0.10	$1.05	$(0.17)

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 9 - Stock Transactions
As of June 30, 2021 and December 31, 2020, the Company had 44,284,833 and 44,510,051 shares of common stock outstanding, respectively, including shares issued pursuant to the Company's distribution reinvestment plan (the "DRIP") and unvested restricted shares.
As of June 30, 2021 and December 31, 2020, the Company had 25,567 and 40,515 shares of Series A Preferred Stock outstanding, respectively and 1,400 shares of Series C Preferred Stock outstanding. Additionally, as of June 30, 2021 the Company had 17,950 shares of Series D Preferred Stock outstanding.
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
The following tables present the activity in the Company's Series A Preferred Stock for the period ended June 30, 2021 and June 30, 2020, respectively (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2020	40,515	$202,292
Exchanged for Series D Preferred Stock	(14,950)	(74,748)
Dividends paid in Preferred Stock	2	5
Offering costs	—	(14)
Amortization of offering costs	—	44
Ending Balance, June 30, 2021	25,567	$127,579

	Shares	Amount
Balance, December 31, 2019	40,500	$202,144
Issuance of Preferred Stock	14	70
Dividends paid in Preferred Stock	—	—
Offering costs	—	(9)
Amortization of offering costs	—	48
Ending Balance, June 30, 2020	40,514	$202,253
The following tables present the activity in the Company's Series C Preferred Stock for the period ended June 30, 2021 and June 30, 2020 (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2020	1,400	$6,962
Issuance of Preferred Stock	—	—
Dividends paid in Preferred Stock	—	—
Offering costs	—	—
Amortization of offering costs	—	4
Ending Balance, June 30, 2021	1,400	$6,966

	Shares	Amount
Balance, December 31, 2019	1,400	$6,966
Issuance of Preferred Stock	—	—
Dividends paid in Preferred Stock	—	—
Offering costs	—	(9)
Amortization of offering costs	—	3
Ending Balance, June 30, 2020	1,400	$6,960

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
The following table presents the activity in the Company's Series D Preferred Stock for the period ended June 30, 2021 (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2020	—	$—
Issuance of Preferred Stock	17,950	89,748
Dividends paid in Preferred Stock	—	—
Offering Costs	—	(83)
Amortization of offering costs	—	5
Ending Balance, June 30, 2021	17,950	$89,670
As of June 30, 2020 the Company did not have any Series D Preferred Stock outstanding.
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
The monthly distributions for the first quarter of 2020 were paid at a daily rate equivalent to $1.44 per annum, per share of common stock. Starting with the second quarter 2020 distribution, the 2020 quarterly distributions were paid at a quarterly rate of $0.275 per share of common stock (equivalent to $1.10 per annum). Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distribution payments are not assured. Dividends on the Company’s Preferred Stock, to the extent not declared by the board of directors quarterly, will accrue, and dividends may not be paid on the Company's common stock to the extent there are accrued and unpaid dividends on the Preferred Stock. The amount of dividends paid on the Company’s Preferred Stock are generally in an amount equal to the dividends a holder of Preferred Stock would have received if the Preferred Stock had been converted into common stock in accordance with its terms, except when the amount of common stock dividends are below the threshold stated in the terms of such Preferred Stock.
The Company distributed $24.4 million of common stock dividends during the six months ended June 30, 2021, comprised of $19.3 million in cash and $5.1 million in shares of common stock issued under the DRIP. On June 28, 2021, the Company temporarily suspended the DRIP and as a result, DRIP participants, along with all other holders of the Company’s equity securities, received their second quarter 2021 Company dividends (paid in July) in cash. The DRIP was also temporarily suspended for the March 2020 dividend due to COVID-19 related valuation volatility, but was reactivated for the second quarter 2020 dividend. The Company distributed $21.2 million of common stock dividends during the six months ended June 30, 2020, comprised of $17.7 million in cash and $3.5 million in shares of common stock issued under the DRIP.
As of June 30, 2021 and December 31, 2020, the Company had declared but unpaid common stock distributions of $12.2 million and $12.2 million, respectively. Additionally, as of June 30, 2021 and December 31, 2020, the Company had declared but unpaid Series A Preferred Stock distributions of $2.1 million and $3.3 million, respectively and $0.1 million and $0.1 million of Series C Preferred stock, respectively. Additionally, as of June 30, 2021 the Company had declared but unpaid common stock distributions of $1.7 million of Series D Preferred Stock. These amounts are included in Distributions payable on the Company’s consolidated balance sheets.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
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
The repurchase price per share for SRP repurchases is equal to the lesser of (i) the Company’s most recent estimated per-share NAV, as approved by the Company’s board of directors from time to time, and (ii) the Company’s book value per share, computed in accordance with GAAP, multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100%, if the person seeking repurchase has held his or her shares for a period greater than four years or in the case of requests for death or disability. The Company’s estimated per-share NAV as of June 30, 2021, as determined by the board of directors, is $17.88. The Company’s GAAP book value per share as of June 30, 2021 is $18.77.
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
The following table reflects the number of shares repurchased under the SRP cumulatively through June 30, 2021:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2020	8,094	4,121,735	$19.88
January 1 - January 31, 2021(1)	1,355	525,580	17.53
February 1 - February 28, 2021	—	—	N/A
March 1 - March 31, 2021(1)	—	—	N/A
April 1 - April 30, 2021	—	—	N/A
May 1 - May 31, 2021(1)	—	—	N/A
June 1 - June 30, 2021	—	—	N/A
Cumulative as of June 30, 2021	9,449	4,647,315	$19.61
________________________
(1) Reflects shares repurchased pursuant to repurchase requests submitted for the second semester of 2020, including 15,772 and 3,784 shares which for administrative reasons were processed in March 2021 and May 2021, respectively. Pursuant to the terms of the SRP, the Company is only authorized to repurchase up to the amount of proceeds reinvested through our DRIP during the applicable semester. As a result, redemption requests in the amount of 1,881,556 shares were not fulfilled for the second semester of 2020.
Note 10 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of June 30, 2021 and December 31, 2020, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	June 30, 2021	December 31, 2020
2021	$33,413	$59,692
2022	61,214	91,420
2023	75,420	69,880
2024	196,518	7,700
2025 and beyond	23,778	—
	$390,343	$228,692
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
June 30, 2021
(Unaudited)
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
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three and six months ended June 30, 2021 and 2020 and the associated payable as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2021	2020	2021	2020	June 30, 2021	December 31, 2020
Acquisition expenses (1)	$169	$175	$322	$317	$—	$—
Administrative services expenses	3,078	2,940	6,552	7,052	3,078	2,940
Asset management and subordinated performance fee	6,001	3,738	11,417	7,650	8,657	4,773
Other related party expenses (2)(3)	7	89	36	670	956	1,812
Total related party fees and reimbursements	$9,255	$6,942	$18,327	$15,689	$12,691	$9,525
________________________
(1) Total acquisition expenses paid during the three and six months ended June 30, 2021 were $2.0 million and $4.6 million respectively, of which $1.8 million and $4.3 million were capitalized within the commercial mortgage loans, held for investment and real estate securities, available for sale, measured at fair value lines of the consolidated balance sheets. Total acquisition expenses paid during the three and six months ended June 30, 2020 were $0.6 million and $2.8 million respectively, of which $0.4 million and $2.5 million were capitalized within the commercial mortgage loans, held for investment and real estate securities, available for sale, measured at fair value lines of the consolidated balance sheets.
(2) These are related to reimbursable costs incurred related to the increase in loan origination activities and are included in Other expenses in the Company's consolidated statements of operations.
(3) As of June 30, 2021 and December 31, 2020 the related party payables include $1.0 million and $1.8 million of payments made by the Advisor to third party vendors on behalf of the Company.
The payables as of June 30, 2021 and December 31, 2020 in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
Other Transactions
Pursuant to a lending and security agreement with SBL, which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $0.4 million and $0.9 million in interest expense on the lending agreement with SBL for the three and six months ended June 30, 2021, respectively. As of June 30, 2021 there was no outstanding balance under the lending agreement.
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
June 30, 2021
(Unaudited)
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
Financial Instruments Measured at Fair Value on a Recurring Basis
CMBS, recorded in real estate securities, available for sale, measured at fair value on the consolidated balance sheets are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, and recent trades of similar real estate securities. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. The Company obtains third party pricing for determining the fair value of each CMBS investments, resulting in a Level II classification.
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
June 30, 2021
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no material transfers between levels within the fair value hierarchy for the period ended June 30, 2021 and December 31, 2020.
The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	Total	Level I	Level II	Level III
June 30, 2021
Assets, at fair value
Commercial mortgage loans, held for sale, measured at fair value	$77,031	$—	$—	$77,031
Other real estate investments, measured at fair value	2,547	—	—	2,547
Interest rate swaps	5	—	5	—
Total assets, at fair value	$79,583	$—	$5	$79,578

Liabilities, at fair value
Credit default swaps	$964	$—	$964	$—
Interest rate swaps	1,286	—	1,286	—
Treasury note futures	35	35		—
Total liabilities, at fair value	$2,285	$35	$2,250	$—

December 31, 2020
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$171,136	$—	$171,136	$—
Commercial mortgage loans, held for sale, measured at fair value	67,649	—	—	67,649
Other real estate investments, measured at fair value	2,522	—	—	2,522
Interest rate swaps	25	—	25	—
Total assets, at fair value	$241,332	$—	$171,161	$70,171

Liabilities, at fair value
Credit default swaps	$297	$—	$297	$—
Treasury note futures	106	106	—	—
Total liabilities, at fair value	$403	$106	$297	$—

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. As a result, the unrealized gains and losses for assets and liabilities within the Level III category may include changes in fair value that were attributable to both observable and unobservable inputs. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of June 30, 2021 and December 31, 2020 (dollars in thousands):

Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
June 30, 2021
Commercial mortgage loans, held for sale, measured at fair value	$77,031	Discounted Cash Flow	Yield	4.0%	3.2% - 17.6%
Other real estate investments, measured at fair value	2,547	Discounted Cash Flow	Yield	12.8%	11.7% - 13.7%

December 31, 2020
Commercial mortgage loans, held for sale, measured at fair value	$67,649	Discounted Cash Flow	Yield	16.6%	15.6% - 17.6%
Other real estate investments, measured at fair value	2,522	Discounted Cash Flow	Yield	13.2%	12.2% - 14.2%
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

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	June 30, 2021
	Commercial Mortgage Loans, held for sale, measured at fair value	Other Real Estate Investments, measured at fair value
Beginning balance, January 1, 2021	$67,649	$2,522
Transfers into Level III (2)	—	—
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loan, held for sale	13,150	—
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	1,104	26
Net accretion	—	(1)
Purchases	252,145	—
Sales / paydowns	(257,017)	—
Transfers out of Level III (2)	—	—
Ending Balance, June 30, 2021	$77,031	$2,547

	December 31, 2020
	Commercial Mortgage Loans, held for sale, measured at fair value	Other Real Estate Investments, measured at fair value
Beginning balance, January 1, 2020	$112,562	$2,557
Transfers into Level III (2)	23,625	—
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loan, held for sale	15,931	—
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	(75)	(32)
Net accretion	—	(3)
Purchases(1)	267,552	—
Sales / paydowns (1)	(328,321)	—
Transfers out of Level III (2)	(23,625)	—
Ending Balance, December 31, 2020	$67,649	$2,522
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
(2) Transfers in and transfers out include transfers between Commercial mortgage loans, held for sale and Commercial mortgage loans, held for investment.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans, held for investment and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of June 30, 2021 and December 31, 2020 (dollars in thousands):

		Level	Carrying Amount (1)	Fair Value
June 30, 2021
Commercial mortgage loans, held for investment (1)	Asset	III	$3,126,303	$3,150,424
Collateralized loan obligations	Liability	III	1,960,090	1,981,299
Mortgage note payable	Liability	III	29,167	29,167
Other financing and loan participation - commercial mortgage loans	Liability	III	37,105	37,105
December 31, 2020
Commercial mortgage loans, held for investment (1)	Asset	III	$2,714,734	$2,724,039
Collateralized loan obligation	Liability	III	1,625,498	1,606,478
Mortgage note payable	Liability	III	29,167	29,167
Other financing and loan participation - commercial mortgage loans	Liability	III	31,379	31,379
________________________
(1) The carrying value is gross of $17.2 million and $20.9 million of allowance for credit losses as of June 30, 2021 and December 31, 2020, respectively.
The fair value of the commercial mortgage loans, held for investment is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The Company estimates the fair value of the collateralized loan obligations using external broker quotes. The fair value of the other financing and loan participation-commercial mortgage loans is generally estimated using a discounted cash flow analysis. At June 30, 2021, the Mortgage note payable was initially recorded at transaction proceeds, which are considered to be the best initial estimate of fair value.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 13 - Derivative Instruments
The Company uses derivative instruments primarily to manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.
As of June 30, 2021, the net premiums received on derivative instrument assets were $4.2 million.
The following derivative instruments were outstanding as of June 30, 2021 and December 31, 2020 (dollars in thousands):

		Fair Value
Contract type	Notional	Assets	Liabilities
June 30, 2021
Credit default swaps	$76,000	$—	$964
Interest rate swaps	68,895	5	1,286
Treasury note futures	9,000	—	35
Total	$153,895	$5	$2,285

December 31, 2020
Credit default swaps	$46,000	$—	$297
Interest rate swaps	32,517	25	—
Treasury note futures	43,500	—	106
Total	$122,017	$25	$403
The following table indicates the net realized and unrealized gains and losses on derivatives, by primary underlying risk exposure, as included in loss on derivative instruments in the consolidated statements of operations for the three and six months ended June 30, 2021 and June 30, 2020:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss	Unrealized (Gain)/Loss	Realized (Gain)/Loss
Credit default swaps	$(15)	$188	$(178)	$643
Interest rate swaps	2,169	(357)	1,304	(1,278)
Treasury note futures	1,009	(112)	(72)	(1,624)
Total	$3,163	$(281)	$1,054	$(2,259)

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss	Unrealized (Gain)/Loss	Realized (Gain)/Loss
Credit default swaps	$1,217	$—	$(534)	$62
Interest rate swaps	394	—	4,734	2,947
Treasury note futures	(1,512)	1,659	735	5,284
Options	—	—	—	35
Total	$99	$1,659	$4,935	$8,328

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Note 14 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's derivative instruments and repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of June 30, 2021 and December 31, 2020 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral (1)	Net Amount
June 30, 2021
Derivative instruments, at fair value	$5	$—	$5	$—	$—	$5
December 31, 2020
Derivative instruments, at fair value	$25	$—	$25	$—	$—	$25

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral (1)	Net Amount
June 30, 2021
Repurchase agreements - commercial mortgage loans	$287,462	$—	$287,462	$494,472	$5,015	$—
Repurchase agreements - real estate securities	46,510	—	46,510	59,297	—	—
Derivative instruments, at fair value	2,285	—	2,285	—	8,679	—
December 31, 2020
Repurchase agreements - commercial mortgage loans	$276,340	$—	$276,340	$496,030	$5,016	$—
Repurchase agreements - real estate securities	186,828	—	186,828	245,956	1,146	—
Derivative instruments, at fair value	403	—	403	—	3,435	—
________________________
(1) These cash collateral amounts are recorded within the Restricted cash balance on the consolidated balance sheets.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
The following table represents the Company's operations by segment for the three and six months ended June 30, 2021 and June 30, 2020 (dollars in thousands):

Three Months Ended June 30, 2021	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$48,985	$48,023	$36	$926	$—
Revenue from Real Estate Owned	716	—	—	—	716
Interest expense	12,637	11,722	279	248	388
Net income	30,010	27,066	(1)	1,911	1,034
Total assets as of June 30, 2021	3,455,683	3,275,871	407	138,841	40,564
Three Months Ended June 30, 2020
Interest income	$43,241	$39,971	$2,579	$691	$—
Revenue from Real Estate Owned	828	—	—	—	828
Interest expense	15,135	11,833	2,470	548	284
Net income	7,814	16,298	(5,200)	(2,146)	(1,138)
Total assets as of December 31, 2020	3,189,761	2,866,790	175,088	105,364	42,519

Six Months Ended June 30, 2021	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$91,222	$88,780	$460	$1,982	$—
Revenue from Real Estate Owned	1,432	—	—	—	1,432
Interest expense	24,006	22,297	460	580	669
Net income	60,156	50,097	(455)	9,450	1,064
Total assets as of June 30, 2021	3,455,683	3,275,871	407	138,841	40,564
Six Months Ended June 30, 2020
Interest income	$91,095	$83,340	$5,874	$1,881	$—
Revenue from Real Estate Owned	2,457	—	—	—	2,457
Interest expense	39,627	33,541	4,277	1,241	568
Net income	414	15,115	(4,150)	(8,128)	(2,423)
Total assets as of December 31, 2020	3,189,761	2,866,790	175,088	105,364	42,519
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
June 30, 2021
(Unaudited)
Note 16 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q.
Pending Merger with Capstead Mortgage Corporation
As disclosed in the Company's Current Report on Form 8-K filed with the SEC on July 26, 2021, the Company, Rodeo Sub I, LLC, a wholly-owned subsidiary of the Company (“Merger Sub”), Capstead Mortgage Corporation (“Capstead”) and the Advisor entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) on July 25, 2021. Under the terms and subject to the conditions set forth in the Merger Agreement, Capstead will merge with and into Merger Sub, with Merger Sub remaining as a wholly-owned subsidiary of the Company (such transaction, the “Merger”).
Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of common stock of Capstead will be converted into the right to receive:
•from the Company, (A) a number of shares of the Company’s common stock equal to the quotient (rounded to the nearest one ten-thousandth) determined by dividing (i) Capstead’s adjusted book value per share by (ii) the Company’s adjusted book value per share (the “Per Share Stock Consideration”), and (B) a cash amount equal to the product of (rounding to the nearest cent) (x) Capstead’s adjusted book value per share multiplied by 15.75%, multiplied by (y) 22.5%, without any interest thereon (the “Per Share Cash Consideration” and together with the Per Share Stock Consideration, the “Per Common Share BSPRT Consideration”); and
•from the Advisor, a cash amount equal to the product of (rounding to the nearest cent) (A) Capstead’s adjusted book value per share multiplied by 15.75%, multiplied by (B) 77.5%, without any interest thereon (the “Advisor Cash Consideration” and together with the Per Common Share BSPRT Consideration, the “Total Per Common Share Consideration”).
Capstead’s outstanding equity awards under its equity compensation plans will also be converted into the right to receive the Total Per Common Share Consideration. In addition, each outstanding share of Capstead’s 7.50% Series E Cumulative Redeemable Preferred Stock, $0.10 par value per share, will be converted into the right to receive one newly-issued 7.50% Series E Cumulative Redeemable Preferred Share, $0.01 par value per share, of the Company (the “BSPRT Series E Preferred Stock”) (the “Preferred Merger Consideration” and, together with the Per Common Share BSPRT Consideration, the “Total BSPRT Merger Consideration”). Cash will be paid in lieu of any fractional shares of the Company’s common stock that would otherwise have been received as a result of the Merger. Adjusted book value per share equals the respective company’s total consolidated common stockholders’ equity, less, in the case of the Company, the aggregate Per Share Cash Consideration, divided by each respective company’s common stock issued and outstanding (excluding, in the case of Capstead, any cancelled shares), plus, in the case of Capstead, any shares of its common stock issuable upon the conversion of outstanding performance units, after giving pro forma effect to any additional dividends or other distributions on shares of the respective company’s common stock that are declared or are anticipated to be declared for which the record date is or will be prior to the Effective Time.
Under the Merger Agreement, each of Capstead and the Company will pay a special dividend to their respective stockholders in cash on the last business day prior to the closing of the Merger, with a record date that is three business days before the payment date.
The obligation of each party to consummate the Merger is subject to a number of conditions, including, among others, the approval of the Merger and the other transactions contemplated by the Merger Agreement by Capstead’s stockholders and the registration and listing on the New York Stock Exchange of the shares of the Company’s common stock and BSPRT Series E Preferred Stock that will be issued in connection with the Merger.
Each of the parties to the Merger Agreement has made certain customary representations, warranties and covenants, among other things the Merger Agreement provides that each of Capstead and the Company will, until the Effective Time, operate their respective businesses in all material respects in the ordinary course and consistent with practice, and preserve substantially intact its current business organization and preserve key business relationships. Each of Capstead and the Company are subject to restrictions as specified in the Merger Agreement on certain actions each company may take prior to the Effective Time, including, among other things, actions related to amending organizational documents, declaring dividends, issuing or repurchasing capital stock, engaging in certain business transactions and incurring indebtedness.

BENEFIT STREET PARTNERS REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited)
Recapitalization
In addition, pursuant to the Merger Agreement, the Company has agreed to take necessary corporate actions such that, prior to the consummation of the Merger, the Company will effect a one-for-ten reverse stock split of its common stock (the “Reverse Stock Split”). In connection with the Reverse Stock Split, each outstanding share of the Company’s Common Stock as of a date to be specified will automatically combine into 1/10th of a share the Company’s Common Stock, which will be renamed “Class A common stock” (the “Class A Common Stock”).
Following the Reverse Stock Split, as contemplated by the Merger Agreement, the Company has also agreed to effect a stock dividend on the Class A Common Stock (the “Stock Dividend”, and together with the Reverse Stock Split, the “Recapitalization”) wherein the Company will distribute nine shares of a newly designated series of Class B common stock of the Company (“Class B Common Stock”) to each holder of Class A Common Stock as of the record date to be specified by the Company’s board of directors. The Class B Common Stock will be identical to the Class A Common Stock except that the Class B Common Stock will convert, on a one-for-one basis, into shares of Class A Common Stock 180 days following the listing of the Class A Common Stock on the NYSE. The Class B Common Stock will not be listed on the NYSE, and therefore holders of Class B Common Stock will not be able to sell their shares of Class B Common Stock on the NYSE until the automatic conversion of such Class B Common Stock into shares of Class A Common Stock 180 days after the listing of the Class A Common Stock.
The Recapitalization will result in each stockholder of the Company’s common stock as of a date to be specified prior to the closing of the Merger having the same economic value of equity securities in the Company as such holder did prior to the Recapitalization, except that each such holder will have 10% of their holdings in Class A Common Stock and 90% of their holdings in Class B Common Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Benefit Street Partners Realty Trust, Inc. the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (the "SEC") on March 11, 2021.
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
•our entry into an agreement and plan of merger to acquire Capstead Mortgage Corporation, our ability and the ability of Capstead Mortgage Corporation to satisfy the closing conditions required to complete the transaction and our ability to realize the anticipated benefits of the transaction;
•our ability to successfully and in a timely matter reinvest the dividend, interest, principal and sales proceeds from the assets acquired in the merger with Capstead Mortgage Corporation in a manner consistent with our investment strategies;
•adverse changes in the value of the assets acquired in the merger with Capstead Mortgage Corporation prior to the time such assets are monetized and reinvested in in a manner consistent with our investment strategies;
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
Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the continuing adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, operating results and cash flows of the Company, its borrowers, the real estate market, the global economy and the financial markets. The extent to which the COVID-19 pandemic continues to impact us and our borrowers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, including resurgences of the virus and its variants, including the Delta variant, the speed and effectiveness of vaccine and treatment developments and the direct and indirect economic effects of the pandemic and containment measures, among others.
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
Merger with Capstead Mortgage Corporation
On July 26, 2021, we announced that we had entered into a definitive merger agreement to acquire Capstead Mortgage Corporation (“Capstead”), a Maryland corporation that primarily invests in residential adjustable-rate mortgage pass-through securities, referred to as ARM securities, issued and guaranteed by government-sponsored enterprises. Upon closing of the merger, which is subject to the satisfaction of certain customary conditions and is subject to the approval of Capstead stockholders, our Class A common stock will be listed on the NYSE.
For more detail about the merger, please see our Current Report on Form 8-K filed with the SEC on July 26, 2021 and Note 16 - Subsequent Events to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
The estimated per share NAV was determined at a moment in time and as of the Valuation Date and the values of our assets and liabilities have changed since then as a result of changes relating to the individual loans in our portfolio as well as changes and developments in the real estate and capital markets generally, including changes in interest rates. Therefore, stockholders should not rely on the estimated per share NAV in making a decision to buy or sell shares of our common stock.
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
Portfolio
As of June 30, 2021 and December 31, 2020, our portfolio consisted of 148 and 130 commercial mortgage loans, respectively, excluding commercial mortgage loans accounted for under the fair value option. The commercial mortgage loans, held for investment as of June 30, 2021 and December 31, 2020 had a total carrying value, net of allowance for credit losses, of $3,109.1 million and $2,693.8 million, respectively. As of June 30, 2021 and December 31, 2020, our total commercial mortgage loans, held for sale, measured at fair value comprised of 11 loans with total fair value of $77.0 million and 3 loans with total fair value of $67.6 million, respectively. As of June 30, 2021 the Company had no real estate securities, available for sale, measured at fair value. As of December 31, 2020, our real estate securities, available for sale, measured at fair value comprised of nine CMBS investments with total fair value of $171.1 million, respectively. As of June 30, 2021 and December 31, 2020, our other real estate investments, measured at fair value, were comprised of one investment with a total fair value of $2.5 million. As of June 30, 2021, our real estate owned, held for sale portfolio comprised of one investment with a carrying value of $26.1 million. As of December 31, 2020, our real estate owned portfolio was comprised of one investment with a carrying value of $26.5 million.
As of June 30, 2021, we had one loan with unpaid contractual principal balance for a total carrying value of $57.1 million that had interest past due for greater than 90 days. We did not take any asset specific reserves for this loan. As of December 31, 2020, we had two loans with unpaid contractual principal balance and carrying value of $94.9 million, one with interest past due for greater than 90 days and the other with interest past due greater than 30 days.
As of June 30, 2021 and December 31, 2020 our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, had a weighted average coupon of 5.3% and 5.5%, and a weighted average remaining life of 1.7 years. As of June 30, 2021 there were no CMBS investments. As of December 31, 2020, our CMBS investments had a weighted average coupon of 2.2%, and a remaining life of 12.8 years.

The following charts summarize our commercial mortgage loans, held for investment, by coupon rate type, collateral type and geographical region as of June 30, 2021 and December 31, 2020:

Rate Type - June 30, 2021

4.0%
96.0%
Fixed
Floating

Rate Type - December 31, 2020
4.6%
95.4%
Fixed
Floating

Collateral Type - June 30, 2021

16.8%
2.4%
5.1%
2.6%
0.5%
1.9%
15.1%
4.2%
51.4%
Hospitality
Mixed Use
Multifamily
Office
Retail
Industrial
Self-Storage
Land
Manufactured Housing

Collateral Type - December 31, 2020

2.9%
8.9%
3.2%
0.6%
2.6%
14.8%
3.8%
44.2%
19.0%
Hospitality
Mixed Use
Multifamily
Office
Retail
Industrial
Self-Storage
Land
Manufactured Housing

Region - June 30, 2021

14.0%
5.0%
3.2%
29.4%
27.7%
1.6%
14.0%
3.0%
2.1%
Mideast
Great Lakes
Plains
Southeast
Southwest
Rocky Mountain
Far West
Various
New England

Region - December 31, 2020

2.6%
17.4%
5.0%
15.2%
7.3%
4.3%
18.9%
29.3%
Mideast
Great Lakes
Plains
Southeast
Southwest
Rocky Mountain
Far West
Various
New England

An investments region classification is defined according to the below map based on the location of investments secured property.

The following charts show the par value by contractual maturity year for the commercial mortgage loans held for investments in our portfolio as of June 30, 2021 and December 31, 2020:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of June 30, 2021 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 1	Office	$26,636	1 month LIBOR + 4.15%	5.4%	69.5%
Senior Debt 2	Hospitality	10,400	1 month LIBOR + 6.25%	6.5%	61.6%
Senior Debt 3	Hospitality	5,876	1 month LIBOR + 3.50%	4.5%	77.0%
Senior Debt 4	Hospitality	57,075	1 month LIBOR + 5.19%	6.2%	51.8%
Senior Debt 5	Multifamily	72,050	1 month LIBOR + 4.50%	5.5%	22.4%
Senior Debt 6	Hospitality	9,450	1 month LIBOR + 7.00%	7.5%	60.7%
Senior Debt 7	Hospitality	22,150	1 month LIBOR + 6.00%	6.5%	48.1%
Senior Debt 8	Office	22,885	1 month LIBOR + 5.15%	6.6%	56.4%
Senior Debt 9	Multifamily	37,848	1 month LIBOR + 3.00%	3.8%	63.7%
Senior Debt 10	Multifamily	37,025	1 month LIBOR + 3.00%	4.5%	83.6%
Senior Debt 11	Self Storage	3,852	1 month LIBOR + 4.05%	5.0%	45.5%
Senior Debt 12	Self Storage	6,496	1 month LIBOR + 4.05%	5.1%	55.8%
Senior Debt 13	Self Storage	2,400	1 month LIBOR + 4.05%	5.0%	37.6%
Senior Debt 14	Hospitality	22,355	1 month LIBOR + 3.50%	4.8%	68.8%
Senior Debt 15	Mixed Use	69,235	1 month LIBOR + 4.87%	5.3%	49.0%
Senior Debt 16	Office	21,100	1 month LIBOR + 3.75%	5.8%	70.0%
Senior Debt 17	Office	16,237	1 month LIBOR + 3.40%	5.3%	67.5%
Senior Debt 18	Retail	29,500	6.25%	6.3%	68.5%
Senior Debt 19	Self Storage	11,966	1 month LIBOR + 5.50%	7.3%	68.1%
Senior Debt 20	Multifamily	23,828	1 month LIBOR + 3.40%	5.0%	80.5%
Senior Debt 21	Multifamily	29,678	1 month LIBOR + 3.35%	5.3%	73.0%
Senior Debt 22	Land	16,400	1 month LIBOR + 6.00%	8.3%	45.7%
Senior Debt 23	Hospitality	8,285	1 month LIBOR + 4.80%	6.8%	62.5%
Senior Debt 24	Multifamily	5,925	1 month LIBOR + 5.70%	7.5%	70.7%
Senior Debt 25	Office	7,170	1 month LIBOR + 3.90%	6.0%	67.6%
Senior Debt 26	Manufactured Housing	10,175	1 month LIBOR + 4.40%	6.5%	60.3%
Senior Debt 27	Hospitality	14,000	1 month LIBOR + 4.47%	6.7%	44.8%
Senior Debt 28	Retail	11,992	1 month LIBOR + 3.95%	6.5%	61.2%
Senior Debt 29	Hospitality	20,986	1 month LIBOR + 9.14%	11.6%	56.0%
Senior Debt 30	Office	42,631	1 month LIBOR + 3.50%	5.8%	71.0%
Senior Debt 31	Retail	8,203	1 month LIBOR + 7.50%	7.6%	51.6%
Senior Debt 32	Hospitality	10,580	1 month LIBOR + 4.50%	6.8%	68.7%
Senior Debt 33	Hospitality	19,900	1 month LIBOR + 4.15%	6.5%	61.8%
Senior Debt 34	Multifamily	18,865	1 month LIBOR + 3.10%	5.5%	67.4%
Senior Debt 35	Office	34,400	1 month LIBOR + 4.01%	6.3%	68.2%
Senior Debt 36	Hospitality	20,930	1 month LIBOR + 3.75%	6.1%	62.6%
Senior Debt 37	Hospitality	15,500	1 month LIBOR + 4.00%	6.5%	56.4%
Senior Debt 38	Hospitality	4,988	1 month LIBOR + 4.25%	6.5%	47.7%
Senior Debt 39	Hospitality	12,750	1 month LIBOR + 4.45%	6.9%	62.9%
Senior Debt 40	Hospitality	10,945	1 month LIBOR + 4.50%	6.9%	64.0%
Senior Debt 41	Retail	9,400	1 month LIBOR + 4.20%	6.3%	77.1%
Senior Debt 42	Manufactured Housing	24,100	1 month LIBOR + 3.65%	5.9%	53.8%
Senior Debt 43	Multifamily	23,318	1 month LIBOR + 2.65%	4.8%	75.8%
Senior Debt 44	Hospitality	34,268	1 month LIBOR + 3.99%	5.7%	31.0%
Senior Debt 45	Multifamily	13,079	1 month LIBOR + 2.65%	4.5%	71.6%
Senior Debt 46	Multifamily	37,892	1 month LIBOR + 2.75%	4.5%	79.3%
Senior Debt 47	Industrial	55,576	1 month LIBOR + 3.75%	5.5%	59.7%
Senior Debt 48	Office	21,825	1 month LIBOR + 3.50%	5.4%	70.9%
Senior Debt 49	Hospitality	7,100	1 month LIBOR + 4.00%	5.8%	70.3%
Senior Debt 50	Industrial	22,230	1 month LIBOR + 3.55%	5.3%	69.7%
Senior Debt 51	Multifamily	14,025	1 month LIBOR + 2.75%	4.3%	71.7%
Senior Debt 52	Multifamily	27,650	1 month LIBOR + 3.15%	5.0%	71.6%
Senior Debt 53	Multifamily	26,768	1 month LIBOR + 2.70%	2.8%	76.0%
Senior Debt 54	Multifamily	8,173	1 month LIBOR + 3.95%	5.0%	75.3%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 55	Multifamily	25,000	1 month LIBOR + 3.00%	4.5%	75.5%
Senior Debt 56	Office	25,500	1 month LIBOR + 4.35%	6.1%	64.9%
Senior Debt 57	Multifamily	15,150	1 month LIBOR + 3.10%	4.5%	63.7%
Senior Debt 58	Office	57,084	1 month LIBOR + 3.70%	5.0%	65.7%
Senior Debt 59	Multifamily	11,800	1 month LIBOR + 3.15%	4.8%	72.4%
Senior Debt 60	Office	27,598	1 month LIBOR + 2.70%	2.8%	71.4%
Senior Debt 61	Multifamily	75,100	1 month LIBOR + 4.35%	6.0%	64.7%
Senior Debt 62	Manufactured Housing	1,372	5.50%	5.5%	62.8%
Senior Debt 63	Industrial	14,639	1 month LIBOR + 6.00%	6.8%	59.9%
Senior Debt 64	Multifamily	7,104	1 month LIBOR + 4.75%	5.8%	62.6%
Senior Debt 65	Multifamily	6,850	1 month LIBOR + 4.90%	5.7%	53.2%
Senior Debt 66	Multifamily	46,000	1 month LIBOR + 4.75%	5.8%	69.4%
Senior Debt 67	Multifamily	5,550	1 month LIBOR + 6.87%	7.9%	75.0%
Senior Debt 68	Industrial	16,956	1 month LIBOR + 6.25%	7.0%	61.0%
Senior Debt 69	Multifamily	14,795	1 month LIBOR + 4.75%	5.5%	65.3%
Senior Debt 70	Multifamily	4,300	1 month LIBOR + 5.50%	6.5%	87.4%
Senior Debt 71	Manufactured Housing	7,680	1 month LIBOR + 4.50%	5.0%	66.7%
Senior Debt 72	Mixed Use	30,465	1 month LIBOR + 5.15%	6.2%	67.0%
Senior Debt 73	Multifamily	3,140	1 month LIBOR + 6.25%	6.8%	73.5%
Senior Debt 74	Industrial	35,869	1 month LIBOR + 4.60%	5.1%	20.7%
Senior Debt 75	Multifamily	5,735	1 month LIBOR + 6.50%	6.6%	—%
Senior Debt 76	Hospitality	27,000	1 month LIBOR + 6.50%	6.9%	62.7%
Senior Debt 77	Multifamily	50,000	1 month LIBOR + 6.69%	7.4%	80.0%
Senior Debt 78	Self Storage	29,895	1 month LIBOR + 5.00%	5.3%	58.8%
Senior Debt 79	Multifamily	13,439	1 month LIBOR + 4.75%	5.3%	70.0%
Senior Debt 80	Manufactured Housing	3,400	1 month LIBOR + 5.00%	5.3%	58.6%
Senior Debt 81	Multifamily	27,550	1 month LIBOR + 5.75%	6.0%	69.8%
Senior Debt 82	Multifamily	76,000	1 month LIBOR + 4.10%	4.4%	67.9%
Senior Debt 83	Multifamily	58,000	1 month LIBOR + 5.25%	5.4%	74.7%
Senior Debt 84	Manufactured Housing	5,020	1 month LIBOR + 5.25%	5.4%	65.9%
Senior Debt 85	Office	18,803	1 month LIBOR + 4.50%	5.3%	47.9%
Senior Debt 86	Office	68,671	5.15%	5.2%	52.5%
Senior Debt 87	Office	30,900	1 month LIBOR + 5.20%	5.5%	66.0%
Senior Debt 88	Multifamily	10,945	1 month LIBOR + 7.04%	7.3%	63.3%
Senior Debt 89	Self Storage	11,600	1 month LIBOR + 4.76%	5.0%	66.6%
Senior Debt 90	Manufactured Housing	5,000	1 month LIBOR + 5.90%	6.5%	58.8%
Senior Debt 91	Office	12,750	1 month LIBOR + 5.00%	5.3%	67.8%
Senior Debt 92	Multifamily	42,140	1 month LIBOR + 4.35%	4.6%	73.2%
Senior Debt 93	Multifamily	36,848	1 month LIBOR + 4.45%	4.7%	66.5%
Senior Debt 94	Multifamily	8,250	1 month LIBOR + 5.50%	5.8%	73.7%
Senior Debt 95	Retail	11,963	1 month LIBOR + 4.87%	5.1%	75.0%
Senior Debt 96	Manufactured Housing	3,585	1 month LIBOR + 5.40%	5.9%	76.3%
Senior Debt 97	Multifamily	5,730	1 month LIBOR + 5.00%	5.3%	73.5%
Senior Debt 98	Multifamily	18,800	1 month LIBOR + 4.00%	4.1%	79.7%
Senior Debt 99	Industrial	14,358	1 month LIBOR + 4.50%	4.8%	66.3%
Senior Debt 100	Office	11,550	1 month LIBOR + 5.50%	5.8%	68.8%
Senior Debt 101	Multifamily	11,820	1 month LIBOR + 4.55%	4.8%	73.0%
Senior Debt 102	Multifamily	21,000	1 month LIBOR + 4.60%	4.8%	66.7%
Senior Debt 103	Office	26,000	1 month LIBOR + 5.00%	5.3%	63.9%
Senior Debt 104	Multifamily	54,500	1 month LIBOR + 3.80%	4.1%	77.0%
Senior Debt 105	Multifamily	11,059	1 month LIBOR + 3.50%	3.7%	60.1%
Senior Debt 106	Multifamily	21,000	1 month LIBOR + 4.95%	5.1%	84.2%
Senior Debt 107	Office	43,751	1 month LIBOR + 3.94%	4.1%	53.9%
Senior Debt 108 (3)	Multifamily	—	1 month LIBOR + 7.25%	7.5%	—%
Senior Debt 109	Multifamily	5,400	1 month LIBOR + 5.25%	5.5%	83.1%
Senior Debt 110	Hospitality	23,000	1 month LIBOR + 5.79%	6.0%	57.2%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 111	Multifamily	32,370	1 month LIBOR + 6.75%	7.0%	78.2%
Senior Debt 112	Multifamily	12,325	1 month LIBOR + 4.50%	4.7%	83.3%
Senior Debt 113	Multifamily	6,300	1 month LIBOR + 5.35%	5.6%	84.0%
Senior Debt 114	Multifamily	30,600	1 month LIBOR + 3.00%	3.1%	74.3%
Senior Debt 115	Multifamily	11,529	1 month LIBOR + 4.25%	4.6%	76.4%
Senior Debt 116	Multifamily	5,575	1 month LIBOR + 4.50%	4.8%	83.6%
Senior Debt 117	Multifamily	51,958	1 month LIBOR + 3.00%	3.3%	71.6%
Senior Debt 118	Multifamily	13,846	1 month LIBOR + 3.39%	3.5%	70.6%
Senior Debt 119	Multifamily	8,140	1 month LIBOR + 3.80%	4.0%	69.9%
Senior Debt 120	Multifamily	13,582	1 month LIBOR + 4.50%	4.8%	76.7%
Senior Debt 121	Multifamily	18,277	1 month LIBOR + 5.25%	5.5%	67.0%
Senior Debt 122	Multifamily	17,985	1 month LIBOR + 3.60%	3.8%	70.8%
Senior Debt 123	Multifamily	41,245	1 month LIBOR + 2.95%	3.1%	71.6%
Senior Debt 124	Hospitality	25,785	1 month LIBOR + 5.60%	5.9%	61.0%
Senior Debt 125	Mixed Use	32,500	1 month LIBOR + 3.70%	4.2%	69.7%
Senior Debt 126	Multifamily	12,454	1 month LIBOR + 3.75%	3.9%	63.2%
Senior Debt 127	Multifamily	67,392	1 month LIBOR + 2.95%	3.1%	72.6%
Senior Debt 128	Multifamily	20,321	1 month LIBOR + 3.35%	3.5%	67.7%
Senior Debt 129	Multifamily	26,556	1 month LIBOR + 2.95%	3.1%	70.4%
Senior Debt 130	Multifamily	33,273	1 month LIBOR + 2.95%	3.1%	71.7%
Senior Debt 131	Multifamily	32,120	1 month LIBOR + 2.95%	3.1%	72.2%
Senior Debt 132	Hospitality	25,980	1 month LIBOR + 9.00%	9.3%	74.2%
Senior Debt 133	Self Storage	15,000	1 month LIBOR + 4.26%	4.5%	74.6%
Senior Debt 134	Multifamily	23,919	1 month LIBOR + 3.25%	3.4%	70.8%
Senior Debt 135	Office	6,800	1 month LIBOR + 5.25%	5.5%	67.3%
Senior Debt 136 (4)	Multifamily	—	1 month LIBOR + 6.50%	7.0%	—%
Senior Debt 137	Multifamily	10,391	1 month LIBOR + 3.15%	3.3%	75.6%
Senior Debt 138	Hospitality	17,449	1 month LIBOR + 5.35%	5.8%	56.8%
Senior Debt 139	Hospitality	28,000	1 month LIBOR + 6.25%	6.5%	59.2%
Senior Debt 140	Multifamily	37,032	1 month LIBOR + 3.40%	3.6%	75.6%
Senior Debt 141	Hospitality	17,401	5.75%	5.8%	52.9%
Mezzanine Loan 1	Multifamily	3,480	9.50%	9.5%	84.3%
Mezzanine Loan 2	Retail	3,500	10.00%	10.0%	59.7%
Mezzanine Loan 3	Multifamily	6,500	1 month LIBOR + 10.25%	11.0%	90.4%
Mezzanine Loan 4	Retail	1,438	1 month LIBOR + 10.75%	11.0%	84.0%
Mezzanine Loan 5	Multifamily	3,000	1 month LIBOR + 9.20%	10.0%	62.2%
Mezzanine Loan 6	Office	5,000	1 month LIBOR + 11.80%	12.0%	60.0%
Mezzanine Loan 7	Multifamily	1,000	11.00%	11.0%	68.9%
		$3,135,508		5.3%	65.1%
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
(3) The total commitment of this loan is $31.5 million, however none was funded as of June 30, 2021.
(4) The total commitment of this loan is $128.9 million, however none was funded as of June 30, 2021.

The following table shows selected data from our commercial mortgage loans, held for sale, measured at fair value as of June 30, 2021 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate	Effective Yield	Loan to Value (1)
TRS Senior Debt 1	Multifamily	$3,350	4.7%	4.7%	58.8%
TRS Senior Debt 2	Office	$14,937	4.0%	4.0%	69.0%
TRS Senior Debt 3	Retail	$5,110	4.7%	4.7%	68.1%
TRS Senior Debt 4	Retail	$2,125	4.4%	4.4%	51.6%
TRS Senior Debt 5	Multifamily	$18,000	3.9%	3.9%	53.3%
TRS Senior Debt 6	Hospitality	$7,070	5.2%	5.2%	58.9%
TRS Senior Debt 7	Industrial	$3,435	4.4%	4.4%	63.7%
TRS Senior Debt 8	Retail	$6,050	4.0%	4.0%	62.9%
TRS Senior Debt 9	Retail	$4,750	4.0%	4.0%	67.1%
TRS Senior Debt 10	Multifamily	$11,000	3.9%	3.9%	69.6%
TRS Mezzanine Loan 11	Multifamily	$100	1 month LIBOR + 14.00%	15.0%	76.4%
		$75,927		4.2%	62.6%
________________________
(1) Loan to value percentage is from metrics at origination.
The following table shows selected data from our other real estate investment, measured at fair value as of June 30, 2021 (dollars in thousands):

Type	Property Type	Par Value	Preferred Return
Preferred Equity 1	Retail	$2,500	12.50%
		$2,500
The following table shows selected data from our real estate owned, held for sale asset in our portfolio as of June 30, 2021 (dollars in thousands):

Type	Property Type	Carrying Value
Real Estate Owned 1	Office	$26,111
		$26,111
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

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended June 30, 2021 and June 30, 2020 (dollars in thousands):

	Three Months Ended June 30,
	2021			2020
	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)
Interest-earning assets:
Real estate debt	$3,140,324	$48,023	6.1%	$2,586,531	$39,971	6.2%
Real estate conduit	89,189	926	4.2%	70,056	691	3.9%
Real estate securities	6,709	36	2.2%	449,976	2,579	2.3%
Total	$3,236,222	$48,985	6.1%	$3,106,563	$43,241	5.6%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$282,891	$3,000	4.2%	$238,281	$2,090	3.5%
Other financing and loan participation - commercial mortgage loans	51,547	611	4.7%	17,250	243	5.6%
Repurchase Agreements - real estate securities	57,301	189	1.3%	341,627	4,162	4.9%
Collateralized loan obligations	2,066,099	8,837	1.7%	1,720,750	8,640	2.0%
Total	$2,457,838	$12,637	2.1%	$2,317,908	$15,135	2.6%
Net interest income/spread		$36,348	4.0%		$28,106	3.0%
Average leverage % (5)	75.9%			74.6%
Weighted average levered yield (6)			18.7%			14.3%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the three months ended June 30, 2021 and June 30, 2020, respectively.
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
Interest income
Interest income for the three months ended June 30, 2021 and June 30, 2020 totaled $49.0 million and $43.2 million, respectively. As of June 30, 2021, our portfolio consisted of 148 commercial mortgage loans, held for investment, 11 commercial mortgage loans, held for sale, measured at fair value and one other real estate investment, measured at fair value. The increase in interest income of $5.8 million was primarily due to an increase of $129.7 million in the average carrying value of our interest-earning assets.
Interest expense
Interest expense for the three months ended June 30, 2021 decreased to $12.6 million compared to interest expense for three months ended June 30, 2020 of $15.1 million. The decrease in interest expense of $2.5 million was due to a decrease of $284.3 million in the average carrying value of our repurchase agreements on real estate securities.

Realized Gain/Loss on Commercial Mortgage Loans Held for Sale
Realized gain on commercial mortgage loans, held for sale, measured at fair value at the TRS for the three months ended June 30, 2021 was $6.5 million compared to a realized loss of $0.2 million for the three months ended June 30, 2020. The $6.7 million increase in realized gain was due to the fact that there had been one sale of fixed-rate commercial real estate loans into the CMBS securitization market during the three months ended June 30, 2021 compared to no such sales during the three months ended June 30, 2020. Proceeds from sale were $108.9 million for the three months ended June 30, 2021.
Realized Gain/Loss on Real Estate Securities Available for Sale
For the three months ended June 30, 2021 and June 30, 2020 our real estate securities, available for sale, measured at fair value had a realized loss of $0.3 million and $5.3 million, respectively, included within the consolidated statements of operations. The losses are attributable to one CMBS sale during the three months ended June 30, 2021 and six sales of CMBS securities during the three months ended June 30, 2020, respectively.
Unrealized Gain/Loss on Real Estate Securities Available for Sale
For the three months ended June 30, 2021 our real estate securities, available for sale, measured at fair value had an unrealized gain of $0.2 million included within the consolidated statements of comprehensive income. The increase in fair value of real estate securities for the three months ended June 30, 2021 can be attributed to the reversal of the unrealized losses on the one CMBS sale that occurred in the quarter.
Expenses from operations
Expenses from operations for the three months ended June 30, 2021 and June 30, 2020 consisted of the following (dollars in thousands):

	Three Months Ended June 30,
	2021	2020
Asset management and subordinated performance fee	$6,001	$3,738
Administrative services expenses	3,078	2,940
Acquisition expenses	169	175
Professional fees	2,777	3,222
Real estate owned operating expenses	—	1,096
Depreciation and amortization	406	586
Other expenses	911	1,055
Total expenses from operations	$13,342	$12,812
The increase in our expenses from operations was primarily related to asset management and subordinated performance fee during the three months ended June 30, 2021. This increase in asset management and subordinated performance fee is attributable to $2.1 million in incentive fees incurred during the three months ended June 30, 2021 compared to no incentive fees incurred during the three months ended June 30, 2020. This is partially offset by real estate owned operating expenses as there were no operating expenses on the real estate owned assets during the three months ended June 30, 2021 compared to $1.1 million incurred during the three months ended June 30, 2020. The decrease in other expenses was due to less travel and entertainment expenses for origination activities due to COVID-19.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the six months ended June 30, 2021 and June 30, 2020 (dollars in thousands):

	Six Months Ended June 30,
	2021			2020
	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)
Interest-earning assets:
Real estate debt	$2,933,212	$88,780	6.1%	$2,656,547	$83,340	6.3%
Real estate conduit	102,909	1,982	3.9%	73,303	1,881	5.1%
Real estate securities	42,987	460	2.1%	428,081	5,874	2.7%
Total	$3,079,108	$91,222	5.9%	$3,157,931	$91,095	5.8%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$305,681	$6,623	4.3%	$260,281	$6,001	4.6%
Other financing and loan participation - commercial mortgage loans	48,261	1,138	4.7%	9,376	261	5.6%
Repurchase Agreements - real estate securities	90,129	642	1.4%	377,218	6,734	3.6%
Collateralized loan obligations	1,833,607	15,603	1.7%	1,748,512	26,631	3.0%
Total	$2,277,678	$24,006	2.1%	$2,395,387	$39,627	3.3%
Net interest income/spread		$67,216	3.8%		$51,468	2.5%
Average leverage % (5)	74.0%			75.9%
Weighted average levered yield (6)			16.8%			13.5%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the six months ended June 30, 2021 and June 30, 2020, respectively.
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
Interest income
Interest income for the six months ended June 30, 2021 and June 30, 2020 totaled $91.2 million and $91.1 million, respectively. As of June 30, 2021, our portfolio consisted of 148 commercial mortgage loans, held for investment, 11 commercial mortgage loans, held for sale, measured at fair value and one other real estate investment, measured at fair value. The increase in interest income of $0.1 million was primarily due to total average higher yield on our interest-earning assets.
Interest expense
Interest expense for the six months ended June 30, 2021 decreased to $24.0 million compared to interest expense for the six months ended June 30, 2020 of $39.6 million. The decrease in interest expense of $15.6 million was due to a decrease of $117.7 million in the average carrying value of our interest-earning liabilities and a decrease in the one-month LIBOR, the benchmark index for our financing lines. Additionally, interest expense for the six months ended June 30, 2020 includes $4.5 million related to the call of BSPRT 2017 - FL2 CLO.

Realized Gain/Loss on Commercial Mortgage Loans Held for Sale
Realized gain on commercial mortgage loans, held for sale, measured at fair value at the TRS for the six months ended June 30, 2021 was $13.2 million compared to a realized gain of $9.2 million for the six months ended June 30, 2020. The $4.0 million increase in realized gain was due to the fact that there had been two sales of fixed-rate commercial real estate loans into the CMBS securitization market during the six months ended June 30, 2021 with total proceeds of $256.7 million compared to two CMBS securitizations during the six months ended June 30, 2020 with total proceeds of $147.6 million.
Realized Gain/Loss on Real Estate Securities Available for Sale
For the six months ended June 30, 2021 and June 30, 2020 our real estate securities, available for sale, measured at fair value had a realized loss of $1.4 million and $5.7 million, respectively, included within the consolidated statements of operations. The losses are attributable to nine CMBS sales during the six months ended June 30, 2021 and six sales of CMBS securities during the six months ended June 30, 2020, respectively.
Unrealized Gain/Loss on Real Estate Securities Available for Sale
For the six months ended June 30, 2021 our real estate securities, available for sale, measured at fair value had an unrealized gain of $8.3 million included within the consolidated statements of comprehensive income. The increase in fair value of real estate securities can be attributed to the reversal of the unrealized losses on the nine CMBS sales during the six months ended June 30, 2021.
Expenses from operations
Expenses from operations for the six months ended June 30, 2021 and June 30, 2020 consisted of the following (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Asset management and subordinated performance fee	$11,417	$7,650
Administrative services expenses	6,552	7,052
Acquisition expenses	322	317
Professional fees	4,774	6,006
Real estate owned operating expenses	—	2,741
Depreciation and amortization	812	1,174
Other expenses	1,406	2,642
Total expenses from operations	$25,283	$27,582
The decrease in our expenses from operations was primarily related to real estate owned operating expenses during the six months ended June 30, 2021. There were no operating expenses on the real estate owned assets during the six months ended June 30, 2021 compared to $2.7 million for the six months ended June 30, 2020. The decrease in other expenses was due to less travel and entertainment expenses for origination activities due to COVID-19. This is partially offset by the increase in asset management and subordinated performance fee of $3.8 million, attributable the incentive fee incurred during the six months ended June 30, 2021 compared to none incurred during the six months ended June 30, 2020.

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended March 31, 2021
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended June 30, 2021 and March 31, 2021 (dollars in thousands):

	Three Months Ended
	June 30, 2021			March 31, 2021
	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)
Interest-earning assets:
Real estate debt	$3,140,324	$48,023	6.1%	$2,723,798	$40,757	6.0%
Real estate conduit	89,189	926	4.2%	116,781	1,056	3.6%
Real estate securities	6,709	36	2.2%	79,668	424	2.1%
Total	$3,236,222	$48,985	6.1%	$2,920,247	$42,237	5.8%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$282,891	$3,000	4.2%	$340,485	$2,830	3.3%
Other financing and loan participation - commercial mortgage loans	51,547	611	4.7%	44,939	527	4.7%
Repurchase Agreements - real estate securities	57,301	189	1.3%	123,322	1,246	4.0%
Collateralized loan obligations	2,066,099	8,837	1.7%	1,598,532	6,766	1.7%
Total	$2,457,838	$12,637	2.1%	$2,107,278	$11,369	2.2%
Net interest income/spread		$36,348	4.0%		$30,868	3.6%
Average leverage % (5)	75.9%			72.2%
Weighted average levered yield (6)			18.7%			15.2%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the three months ended June 30, 2021 and March 31, 2021, respectively.
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
Interest Income
Interest income for the three months ended June 30, 2021 and March 31, 2021 totaled $49.0 million and $42.2 million, respectively. As of June 30, 2021, our portfolio consisted of 148 commercial mortgage loans, held for investment, 11 commercial mortgage loans, held for sale, measured at fair value and one other real estate investment, measured at fair value. The increase in interest income of $6.8 million was primarily due to an increase of $316.0 million in the average carrying value of our interest-earning assets.
Interest expense
Interest expense for the three months ended June 30, 2021 increased to $12.6 million compared to interest expense for three months ended March 31, 2021 of $11.4 million. The increase in interest expense of $1.2 million was due to an increase of $350.6 million in the average carrying value of our interest-earning liabilities.

Realized Gain/Loss on Commercial Mortgage Loans Held for Sale
Realized gain on commercial mortgage loans, held for sale, measured at fair value at the TRS for the three months ended June 30, 2021 was $6.5 million compared to a realized gain of $6.6 million for the three months ended March 31, 2021. The $0.1 million decrease in realized gain was due to the fact that there had been one sale of fixed-rate commercial real estate loans into the CMBS securitization market during the three months ended June 30, 2021 with total proceeds of $108.9 million compared to one sale of fixed-rate commercial real estate loans into the CMBS securitization market for the three months ended March 31, 2021 with total proceeds of $147.9 million .
Realized Gain/Loss on Real Estate Securities Available for Sale
For the three months ended June 30, 2021 and March 31, 2021 our real estate securities, available for sale, measured at fair value had a realized loss of $0.3 million and $1.1 million, respectively, included within the consolidated statements of operations. The losses are attributable to one CMBS sale during the three months ended June 30, 2021 and eight sales of CMBS securities during the three months ended March 31, 2021, respectively.
Expenses from operations
Expenses from operations for the three months ended June 30, 2021 and March 31, 2021 consisted of the following (dollars in thousands):

	Three Months Ended
	June 30, 2021	March 31, 2021
Asset management and subordinated performance fee	$6,001	$5,416
Administrative services expenses	3,078	3,474
Acquisition expenses	169	153
Professional fees	2,777	1,997
Depreciation and amortization	406	406
Other expenses	911	495
Total expenses from operations	$13,342	$11,941
The increase in our expenses from operations was primarily related to asset management and subordinated performance fee during the three months ended June 30, 2021. The increase in asset management and subordinated performance fee of $0.6 million was partially attributable the incentive fee incurred during the three months ended June 30, 2021 compared to the three months ended March 31, 2021. There had also been an increase in professional fees of $0.8 million primarily due legal fees for the second quarter.
For additional details regarding our results of operations for the three months ended March 31, 2021, please refer to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the Securities and Exchange Commission on May 11, 2021.
Liquidity and Capital Resources
Our principal demands for cash will be funding our loan investments, continuing debt service obligations, distributions to our stockholders and the payment of our operating and administrative expenses.
We expect to use additional debt and equity financing as a source of capital. Our board of directors currently intends to operate at a leverage level of between one to three times book value of equity. However, our board of directors may change this target without shareholder approval. In addition, for the six months ended June 30, 2021, we raised an additional $15.0 million through sales of preferred equity to an institutional investor. We anticipate that our debt and equity financing sources and our anticipated cash generated from operations will be adequate to fund our anticipated uses of capital.
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
As discussed in detail in Note 16 - Subsequent Events, we recently entered into a definitive merger agreement with Capstead. We intend to transition the equity invested in the assets we will acquire from Capstead upon the closing of the merger into our business. Specifically, we intend to reinvest any dividend, interest and principal paid on such assets, and proceeds from the sale of such assets, into our current investment strategies. Until we fully transition this equity into our business, we expect that cash from the Capstead assets will be a significant source of capital.

Collateralized Loan Obligations
As of June 30, 2021 and December 31, 2020 the notes issued by BSPRT 2018-FL3 Issuer, Ltd. and BSPRT 2018-FL3 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 23 and 27 mortgage assets having a principal balance of $380.2 million and $417.9 million, respectively (the "2018-FL3 Mortgage Assets"). The sale of the 2018-FL3 Mortgage Assets to BSPRT 2018-FL3 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of April 5, 2018, between the Company and BSPRT 2018-FL3 Issuer, Ltd.
As of June 30, 2021 and December 31, 2020 the notes issued by BSPRT 2018-FL4 Issuer, Ltd. and BSPRT 2018-FL4 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, collateralized by interests in a pool of 46 and 59 mortgage assets having a principal balance of $671.0 million and $852.1 million, respectively (the "2018-FL4 Mortgage Assets"). The sale of the 2018-FL4 Mortgage Assets to BSPRT 2018-FL4 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of October12, 2018, between the Company and BSPRT 2018-FL4 Issuer, Ltd.
As of June 30, 2021 and December 31, 2020, the notes issued by BSPRT 2019-FL5 Issuer, Ltd. and BSPRT 2019-FL5 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 56 and 54 mortgage assets having a principal balance of $742.6 million and $799.8 million respectively (the "2019-FL5 Mortgage Assets"). The sale of the 2019-FL5 Mortgage Assets to BSPRT 2019-FL5 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of May 30, 2019, between the Company and BSPRT 2019-FL5 Issuer.
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
As of June 30, 2021, the notes issued by BSPRT 2021-FL6 Issuer, Ltd. and BSPRT 2021-FL6 Co-Issuer, LLC, are collateralized by interests in a pool of 46 mortgage assets having a principal balance of $670.3 million (the "2021-FL6 Mortgage Assets"). The sale of the 2021-FL6 Mortgage Assets to BSPRT 2021-FL6 Issuer, Ltd. is governed by a Collateral Interest Purchase Agreement dated as of March 25, 2021, between the Company and BSPRT 2021-FL6 Issuer, Ltd.
Repurchase Agreements, Commercial Mortgage Loans
As of June 30, 2021, we have repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), U.S Bank National Association (the "USB Repo Facility"), Barclays Bank PLC (the "Barclays Revolver Facility" and the "Barclays Repo Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, USB Repo Facility, WF Repo Facility, Barclays Revolver Facility and Barclays Repo Facility, the "Repo Facilities").
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

The details of our Repo Facilities at June 30, 2021 and December 31, 2020 are as follows (dollars in thousands):

As of June 30, 2021
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Maturity
JPM Repo Facility	$300,000	$125,284	$1,915	2.24%	10/6/2022
CS Repo Facility	200,000	93,374	1,771	2.58%	8/19/2021
WF Repo Facility (2)	175,000	—	670	N/A	11/21/2021
Barclays Revolver Facility (3)	100,000	—	68	N/A	9/20/2021
Barclays Repo Facility (4)	300,000	68,804	1,009	2.06%	3/15/2022
Total	$1,075,000	$287,462	$5,433
________________________
(1) For the six months ended June 30, 2021. Includes amortization of deferred financing costs.
(2) There are two more one-year extension options available at the Company's discretion.
(3) There is one one-year extension option available at the Company's discretion.
(4) Includes one more one-year extension at the Company's option.

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
Other financing and loan participation - Commercial Mortgage Loans
On March 23, 2020, the Company transferred $15.2 million of its interest in a term loan to Sterling National Bank ("SNB") via a participation agreement. Since inception, the Company's outstanding loan increased as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The Company incurred $0.2 million and $0.4 million of interest expense on the SNB term loan for the three and six months ended June 30, 2021, respectively. As of June 30, 2021 the outstanding participation balance was $37.1 million. The loan matures on February 9, 2023.

Mortgage Note Payable
On October 15, 2019, the Company obtained a commercial mortgage loan for $29.2 million related to the real estate owned portfolio. As of June 30, 2021 the loan accrued interest at an annual rate of 3.85% and matures on November 6, 2034. The Company incurred $0.3 million and $0.6 million of interest expense for the three and six months ended June 30, 2021, respectively.
Unsecured Debt
Pursuant to a lending and security agreement with Security Benefit Life Insurance Company ("SBL"), which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $0.4 million and $0.9 million of interest expense on the lending agreement with SBL for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, there was no outstanding balance.
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
Below is a summary of the Company's MRAs as of June 30, 2021 and December 31, 2020 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of June 30, 2021
JP Morgan Securities LLC	$18,959	$149	$23,621	1.25%	6
Goldman Sachs International	—	37	—	N/A	N/A
Barclays Capital Inc.	27,551	375	35,676	1.34%	51
Citigroup Global Markets, Inc.	—	81	—	N/A	N/A
Total/Weighted Average	$46,510	$642	$59,297	1.30%	33

As of December 31, 2020
JP Morgan Securities LLC	$33,791	$1,668	$43,612	1.75%	31
Wells Fargo Securities, LLC	—	1,057	—	N/A	N/A
Goldman Sachs International	22,440	455	30,794	1.68%	16
Barclays Capital Inc.	76,809	2,102	97,244	1.71%	33
Credit Suisse AG	—	905	—	N/A	N/A
Citigroup Global Markets, Inc.	53,788	2,532	71,723	1.70%	29
Total/Weighted Average	$186,828	$8,719	$243,373	2.79%	33
________________________
(1) Includes $59.3 million and $72.2 million of CLO notes, held by the Company, which are eliminated within the real estate securities, at fair value line in the consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.

The following tables summarize our Repurchase Agreements, Commercial Mortgage Loans and our MRAs for the six months ended June 30, 2021, 2020 and 2019, respectively:

	As of June 30, 2021
	Amount Outstanding		Average Outstanding Balance
	Q1	Q2	Q1	Q2
Repurchase Agreements, Commercial Mortgage Loans	$152,925	$287,462	$340,485	$282,891
Repurchase Agreements, Real Estate Securities	$88,272	$46,510	$123,322	$57,301
	As of June 30, 2020
	Amount Outstanding		Average Outstanding Balance
	Q1	Q2	Q1	Q2
Repurchase Agreements, Commercial Mortgage Loans	$234,524	$226,224	$282,282	$238,280
Repurchase Agreements, Real Estate Securities	$496,880	$335,256	$412,809	$351,202
	As of June 30, 2019
	Amount Outstanding		Average Outstanding Balance
	Q1	Q2	Q1	Q2
Repurchase Agreements, Commercial Mortgage Loans	$370,889	$132,870	$357,850	$337,970
Repurchase Agreements, Real Estate Securities	$22,078	$85,022	$52,711	$84,179
The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the six months ended June 30, 2021, the maximum average outstanding balance was $475.5 million, of which $363.6 million was related to repurchase agreements on our commercial mortgage loans and $111.9 million for repurchase agreements on our real estate securities.
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
There were no issuances of common stock, Series A Preferred Stock or Series C Preferred Stock during the six months ended June 30, 2021.
As of June 30, 2021, we had no outstanding binding purchase commitments for common stock, Series A Preferred Stock or Series C Preferred Stock.
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

The following table summarizes the issuance of Series D Preferred Stock in these offerings (dollars in thousands, except share amounts):

Total
	Shares Issued	Proceeds
Balance, December 31, 2020	—	$—
January 2021	—	—
February 2021	—	—
March 2021	17,950	89,722
April 2021	—	—
May 2021	—	—
June 2021	—	—
Ending Balance June 30, 2021	17,950	$89,722
As of June 30, 2021, we had no outstanding binding purchase commitments for Series D Preferred Stock.
The following tables present the activity in the Company's Series A Preferred Stock for the periods ended June 30, 2021 and June 30, 2020, respectively (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2020	40,515	$202,292
Exchanged for Series D Preferred Stock	(14,950)	(74,748)
Dividends paid in Preferred Stock	2	5
Offering costs	—	(14)
Amortization of offering costs	—	44
Ending Balance June 30, 2021	25,567	$127,579

	Shares	Amount
Balance, December 31, 2019	40,500	$202,144
Issuance of Preferred Stock	14	70
Dividends paid in Preferred Stock	—	—
Offering costs	—	(9)
Amortization of offering costs	—	48
Ending Balance, June 30, 2020	40,514	$202,253
The following table presents the activity in the Company's Series C Preferred Stock for the period ended June 30, 2021 and June 30, 2020, respectively (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2020	1,400	$6,962
Issuance of Preferred Stock	—	—
Dividends paid in Preferred Stock	—	—
Offering costs	—	—
Amortization of offering costs	—	4
Ending Balance, June 30, 2021	1,400	$6,966

	Shares	Amount
Balance, December 31, 2019	1,400	$6,966
Issuance of Preferred Stock	—	—
Dividends paid in Preferred Stock	—	—
Offering Costs	—	(9)
Amortization of offering costs	—	3
Ending Balance, June 30, 2020	1,400	$6,960
The following table present the activity in the Company's Series D Preferred Stock for the three months ended June 30, 2021 (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2020	—	$—
Issuance of Preferred Stock	17,950	89,748
Dividends paid in Preferred Stock	—	—
Offering Costs	—	(83)
Amortization of offering costs	—	5
Ending Balance, June 30, 2021	17,950	$89,670
As of June 30, 2020 the Company did not have any Series D Preferred Stock outstanding.
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
In May 2021 the Company’s board of directors declared the following second quarter 2021 dividends: (i) a quarterly cash dividend of $0.275 per common share (equivalent to $1.10 per annum) which was paid in July 2021 to holders of record on June 30, 2021, and (ii) a quarterly cash dividend per share of Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock equivalent to the amount of distributions that would have been paid upon a conversion of such share of Preferred Stock into common stock, which was paid in July 2021 to holders of record on June 30, 2021. On June 28, 2021, the Company temporarily suspended the DRIP and as a result, DRIP participants, along with all other holders of the Company’s equity securities, received their second quarter 2021 Company dividends (paid in July 2021) in cash. The Company expects that the DRIP will be reactivated for the third quarter 2021 dividend.

The below table shows the distributions paid on shares outstanding of common stock during the six months ended June 30, 2021 and June 30, 2020 (dollars in thousands):

Six Months Ended June 30, 2021
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 4, 2021	$9,652	$2,584
April 1, 2021	9,603	2,530
Total	$19,255	$5,114

Six Months Ended June 30, 2020
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2020	$4,154	$1,211
February 5, 2020	4,177	1,210
March 2, 2020	3,919	1,130
April 1, 2020	5,413	—
Total	$17,663	$3,551
The following table shows the sources for the payment of distributions to common stockholders for the periods presented (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Distributions:
Distributions paid in Cash	$9,603		$5,413		$19,255		$17,663
Distributions Reinvested	2,530		—		5,114		3,551
Total Distributions	$12,133		$5,413		$24,369		$21,214
Source of Distribution Coverage:
Net Income	$9,603	79.1%	$4,359	80.5%	$19,255	79.0%	$—	—%
Available Cash on hand	—	—%	1,054	19.5%	—	—%	17,663	83.3%
Common Stock Issued Under DRIP	2,530	20.9%	—	—%	5,114	21.0%	3,551	16.7%
Total Sources of Distributions	$12,133	100.0%	$5,413	100.0%	$24,369	100.0%	$21,214	100.0%
Net Income/(Loss) applicable to common stock (GAAP)	$22,998		$4,359		$46,402		$(7,556)
Cash Flows
Cash Flows for the Six Months Ended June 30, 2021
Net cash provided by operating activities for the six months ended June 30, 2021 was $54.2 million. Cash inflows were primarily driven by net income of $60.2 million, partially offset by net outflows of $8.3 million related to originations of and proceeds from sales of commercial mortgage loans, measured at fair value.
Net cash used in investing activities for the six months ended June 30, 2021 was $258.8 million. Cash outflows were primarily driven by origination and purchase of $917.2 million of commercial mortgage loans, held for investment. Outflows were offset by proceeds from the sale/repayment of real estate securities of $178.0 million, principal repayments on commercial mortgage loans, held for investment of $468.7 million and proceeds from sale of real estate owned, held for sale of $10.8 million.
Net cash provided by financing activities for the six months ended June 30, 2021 was $190.1 million. Cash inflows were primarily driven by net proceeds from borrowings on CLOs and repurchase agreements - commercial mortgage loans of $338.1 million and $11.1 million, respectively, and proceeds from issuances of redeemable convertible preferred stock of $15.0 million. Inflows were offset by net repayments on our CMBS MRAs of $140.3 million. Additionally, $26.0 million was used in cash distributions to stockholders and $9.2 million was used for stock repurchases.
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
Net cash used in financing activities for the six months ended June 30, 2020 was $186.1 million. Cash outflows were primarily driven by net repayment on our Repo Facilities, CMBS MRAs, and CLOs of $26.3 million, $59.1 million and $110.5 million respectively. Additionally, $23.8 million was used in cash distributions to stockholders and $6.9 million was used for stock repurchases. Outflows were partially offset by proceeds from issuances of common stock for $10.9 million and borrowing on the other financing and loan participation and the mortgage note payable for $29.8 million.
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
Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of June 30, 2021 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$33,413	$136,634	$220,296	$—	$390,343
Repurchase agreements - commercial mortgage loans	162,178	125,284	—	—	287,462
Repurchase agreements - real estate securities	46,510	—	—	—	46,510
CLOs (2)	—	—	—	1,977,315	1,977,315
Mortgage Note Payable	—	—	—	29,167	29,167
Total	$242,101	$261,918	$220,296	$2,006,482	$2,730,797
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $300.1 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheet as of June 30, 2021.
Related Party Arrangements
Amended Advisory Agreement
Refer to “Note 11 - Related Party Transactions and Arrangements” for a summary of the Company’s Advisory Agreement with the Advisor and amounts paid to the Advisor pursuant to the Advisory Agreement for the three and six months ended June 30, 2021 and 2020.
Lending Agreement with Stockholder
Pursuant to a lending and security agreement with SBL, which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $0.4 million and $0.9 million interest expense on the lending agreement with SBL for the three and six months ended June 30, 2021, respectively. As of June 30, 2021 there was no outstanding balance under the lending agreement.
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

Capstead Merger Agreement
See Note 16 - Subsequent Events for information about the definitive merger agreement we signed with Capstead and the Advisor.
Off Balance Sheet Arrangements
We currently have no off balance sheet arrangements as of June 30, 2021 and through the date of the filing of this Form 10-Q.
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
The table below reflects the items deducted or added to net income or loss in our calculation of FFO and MFFO for the three and six months ended June 30, 2021 and June 30, 2020 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Funds From Operations:
Net income/(loss)	$30,010	$7,814	$60,156	$414
Impairment losses on real estate owned assets	—	—	—	398
Depreciation and amortization	406	586	812	1,174
Funds from operations	$30,416	$8,400	$60,968	$1,986
Modified Funds From Operations:
Funds from operations	$30,416	$8,400	$60,968	$1,986
Amortization of premiums, discounts and fees on investments, net	(1,684)	(1,331)	(2,853)	(3,041)
Acquisition fees and acquisition expenses	169	175	322	317
Unrealized (gain)/loss on financial instruments	2,518	(1,514)	(76)	5,317
Provision/(benefit) for credit losses	(1,508)	4,042	(3,839)	18,639
Modified funds from operations (1)	$29,911	$9,772	$54,522	$23,218
________________________
(1) Modified funds from operations for the six months ended June 30, 2020 includes a non-cash charge of $4.5 million related to the call of BSPRT 2017 - FL2 CLO on January 15, 2020. Excluding the non-cash charge modified funds from operations would be $27.7 million. For six months ended June 30, 2021 there were no such non-cash adjustment.
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
As of June 30, 2021 and December 31, 2020, our portfolio included 142 and 133 variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity.
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

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	June 30, 2021	December 31, 2020
(-) 25 Basis Points	1.71%	2.16%
Base Interest Rate	—%	—%
(+) 50 Basis Points	(4.76)%	(5.87)%
(+) 100 Basis Points	(7.21)%	(9.86)%
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2020. Except as set forth below, there have been no material changes from these risk factors.
Risks Related to the Merger With Capstead Mortgage Corporation (“Capstead”)
The proposed merger is subject to a number of conditions which, if not satisfied or waived in a timely manner, would delay the merger or adversely impact the parties’ ability to complete the transaction.
The completion of the proposed merger is subject to the satisfaction or waiver of a number of conditions. In addition, under circumstances specified in the merger agreement, the Company or Capstead may terminate the merger agreement. In particular, completion of the merger requires the approval of the Capstead stockholders. While it is currently anticipated that the merger will be completed in the fourth quarter of 2021, there can be no assurance that the conditions to closing will be satisfied in a timely manner or at all, or that an effect, event, circumstance, occurrence, development or change will not transpire that could delay or prevent these conditions from being satisfied. Accordingly, the Company and Capstead cannot provide any assurances with respect to the timing of the closing, whether the merger will be completed at all and when the Capstead stockholders would receive the consideration for the merger, if at all.
Failure to consummate the proposed merger with Capstead could negatively impact our future business and financial results.
If the proposed merger with Capstead is not consummated, our business may be adversely affected and, without realizing any of the potential benefits of having consummated the merger with Capstead, we will be subject to a number of risks, including the following:
•the Company’s stockholders would be prevented from realizing the anticipated benefits of the merger;
•reputational harm due to the adverse perception of any failure to successfully consummate the merger;
•being required, under certain circumstances, to pay to Capstead a termination fee or expense amount;
•incurrence of substantial costs relating to the proposed merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and
•the attention of our management may be diverted from the day-to-day business and operational matters as a result of efforts relating to attempting to consummate the merger.
Any delay in the consummation of the merger or any uncertainty about the consummation of the merger on terms other than those contemplated by the merger agreement, or if the merger is not completed, could materially adversely affect the business and financial results of the Company.
Risks Related to Our Business Following the Proposed Merger with Capstead
Following the Merger, the combined company may be unable to realize the anticipated benefits of the merger on the anticipated timeframe or at all.
The merger involves the combination of two companies that currently operate as independent public companies. The potential difficulties the combined company may encounter in combining the companies include, but are not limited to, the following:
•the inability of the combined company to successfully redeploy the capital acquired in connection with the merger into the Company’s investment strategies at values the Company expects or in the expected timetable;
•the complexities of combining two companies with different histories and portfolio assets;
•potential unknown liabilities and unforeseen increased expenses, delays or conditions associated with the merger; and
•performance shortfalls as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations.

For all these reasons, you should be aware that it is possible that the combination process could result in the distraction of the combined company’s management, the disruption of the combined company’s ongoing business or inconsistencies in its operations, services, standards, controls, policies and procedures, any of which could adversely affect the combined company’s ability to deliver investment returns to stockholders, to maintain relationships with its key stakeholders, to achieve the anticipated benefits of the merger, or could otherwise materially and adversely affect its business and financial results.
We will incur direct and indirect costs as a result of the proposed merger with Capstead
We will incur substantial expenses in connection with and as a result of completing the merger with Capstead and, following closing of the proposed acquisition, we expect to incur additional expenses in connection with combining the businesses of the two companies. Factors beyond our control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately.
Risks Related to Capstead’s Business
Consider risk factors specific to Capstead’s business that will also affect the combined company after the acquisition of Capstead. These risks are described in Part I, Item 1A of Capstead’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and in other documents filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Share repurchase activity under the SRP during six months ended June 30, 2021 was as follows:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2020	8,094	4,121,735	$19.88
January 1 - January 31, 2021(1)	1,355	525,580	17.53
February 1 - February 28, 2021	—	—	N/A
March 1 - March 31, 2021(1)	—	—	N/A
April 1 - April 30, 2021	—	—	N/A
May 1 - May 31, 2021(1)	—	—	N/A
June 1 - June 30, 2021	—	—	N/A
Cumulative as of March 31, 2021	9,449	4,647,315	$19.61
________________________
(1) Reflects shares repurchased pursuant to repurchase requests submitted for the second semester of 2020, including 15,772 and 3,784 shares which for administrative reasons were processed in March 2021 and May 2021, respectively. Pursuant to the terms of the SRP, the Company is only authorized to repurchase up to the amount of proceeds reinvested through our DRIP during the applicable semester. As a result, redemption requests in the amount of 1,881,556 shares were not fulfilled for the second semester of 2020.
In connection with the adoption of the Merger Agreement with Capstead Mortgage Corporation, Rodeo Sub I, LLC, a wholly-owned subsidiary of the Company, and the Advisor (as discussed in Note 16 – Subsequent Events) and the anticipated listing of the Company’s common stock on the New York Stock Exchange, the Company’s board of directors has approved the termination of the SRP, effective upon, and conditioned on, the consummation of the merger. The Company processed redemptions under the SRP for the first semester of 2021 in the ordinary course.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of July 25, 2021, by and among Benefit Street Partners Realty Trust, Inc., Rodeo Sub I, LLC, Capstead Mortgage Corporation and Benefit Street Partners L.L.C. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2021).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Benefit Street Partners Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________________________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Benefit Street Partners Realty Trust, Inc.
Dated:	August 12, 2021	By	/s/ Richard J. Byrne
Name: Richard J. Byrne
Title: Chief Executive Officer and President
(Principal Executive Officer)

Dated:	August 12, 2021	By	/s/ Jerome S. Baglien
Name: Jerome S. Baglien
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)