Form 10-Q
period 2021-09-30
Franklin BSP Realty Trust, Inc.
filed 2021-11-12
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2021
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-55188
FRANKLIN BSP REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-1406086
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, Suite 32A New York, New York	10105
(Address of Principal Executive Office)	(Zip Code)
(212) 588-6770
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FBRT	New York Stock Exchange
7.50% Series E Cumulative Redeemable Preferred Stock, par value $0.01 per share	FBRT PRE	New York Stock Exchange
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of October 31, 2021 was 43,951,382.

FRANKLIN BSP REALTY TRUST, INC.

i

PART I
Item 1. Consolidated Financial Statements and Notes (unaudited)

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Cash and cash equivalents	$91,374	$82,071
Restricted cash	9,531	10,070
Commercial mortgage loans, held for investment, net of allowance of $15,499 and $20,886 as of September 30, 2021 and December 31, 2020, respectively	3,247,646	2,693,848
Commercial mortgage loans, held for sale, measured at fair value	99	67,649
Real estate securities, available for sale, measured at fair value, amortized cost of $0 and $179,392 as of September 30, 2021 and December 31, 2020, respectively	—	171,136
Derivative instruments, measured at fair value	—	25
Other real estate investments, measured at fair value	2,547	2,522
Receivable for loan repayment (1)	123,311	98,551
Accrued interest receivable	17,132	15,295
Prepaid expenses and other assets	4,023	8,538
Intangible lease asset, net of amortization	49,192	13,546
Real estate owned, net of depreciation	90,623	26,510
Total assets	$3,635,478	$3,189,761
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$1,792,353	$1,625,498
Repurchase agreements - commercial mortgage loans	550,156	276,340
Repurchase agreements - real estate securities	46,531	186,828
Mortgage note payable	23,998	29,167
Other financing and loan participation - commercial mortgage loans	37,434	31,379
Unsecured debt	60,000	—
Derivative instruments, measured at fair value	—	403
Interest payable	972	2,110
Distributions payable	20,447	15,688
Accounts payable and accrued expenses	9,318	5,125
Due to affiliates	17,140	9,525
Total liabilities	$2,558,349	$2,182,063
Commitment and contingencies (See Note 10)
Redeemable convertible preferred stock Series A, $0.01 par value, 60,000 authorized and 25,567 and 40,515 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	$127,603	$202,292
Redeemable convertible preferred stock Series C, $0.01 par value, 20,000 authorized and 1,400 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	6,969	6,962
Redeemable convertible preferred stock Series D, $0.01 par value, 20,000 authorized and 17,950 issued and outstanding as of September 30, 2021 and none issued or outstanding as of December 31, 2020, respectively	89,677	—
Equity:
Preferred stock, $0.01 par value, 50,000,000 authorized and none issued or outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.01 par value, 949,999,000 shares authorized, 44,162,657 and 44,510,051 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	443	446
Additional paid-in capital	906,517	912,725
Accumulated other comprehensive income (loss)	—	(8,256)
Accumulated deficit	(59,844)	(106,471)
Total stockholders' equity	$847,116	$798,444
Non-controlling interest	5,764	—
Total equity	$852,880	$798,444
Total liabilities, redeemable convertible preferred stock and equity	$3,635,478	$3,189,761
__________________________________
(1) Includes $123.3 million and $98.6 million of cash held by servicer related to the CLOs as of September 30, 2021 and December 31, 2020, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income:
Interest income	$47,747	$44,414	$138,969	$135,509
Less: Interest expense	11,988	15,113	35,994	54,740
Net interest income	35,759	29,301	102,975	80,769
Revenue from real estate owned	1,015	1,017	2,447	3,474
Total income	$36,774	$30,318	$105,422	$84,243
Expenses:
Asset management and subordinated performance fee	8,265	3,749	19,682	11,399
Acquisition expenses	690	166	1,012	483
Administrative services expenses	2,980	3,128	9,532	10,180
Professional fees	2,488	2,470	7,262	8,476
Real estate owned operating expenses	—	509	—	3,250
Depreciation and amortization	—	591	812	1,765
Other expenses	709	571	2,115	3,213
Total expenses	$15,132	$11,184	$40,415	$38,766
Other (income)/loss:
Provision/(benefit) for credit losses	(1,613)	(3,710)	(5,452)	14,929
Impairment losses on real estate owned assets	—	—	—	398
Realized (gain)/loss on extinguishment of debt	—	—	—	(438)
Realized (gain)/loss on sale of real estate securities	—	4,390	1,375	10,137
Realized (gain)/loss on sale of commercial mortgage loans, held for sale	(206)	—	(206)	(252)
Realized (gain)/loss on sale of real estate owned assets, held for sale	(8,698)	(1,424)	(9,810)	(1,424)
Realized (gain)/loss on sale of commercial mortgage loans, held for sale, measured at fair value	(9,061)	(1,940)	(22,211)	(11,106)
Unrealized (gain)/loss on commercial mortgage loans, held for sale, measured at fair value	1,104	(263)	—	76
Unrealized (gain)/loss on other real estate investments, measured at fair value	(1)	(6)	(27)	37
Unrealized (gain)/loss on derivatives	(1,428)	(4,310)	(374)	625
Realized (gain)/loss on derivatives	1,902	4,722	(357)	13,050
Total other (income)/loss	$(18,001)	$(2,541)	$(37,062)	$26,032
Income before taxes	39,643	21,675	102,069	19,445
Provision/(benefit) for income tax	1,148	178	3,418	(2,466)
Net income	$38,495	$21,497	$98,651	$21,911
Net income applicable to common stock	$29,490	$16,739	$75,905	$10,466

Basic earnings per share	$0.67	$0.38	$1.72	$0.24
Diluted earnings per share	$0.67	$0.38	$1.71	$0.24
Basic weighted average shares outstanding	44,185,241	44,405,196	44,245,733	44,348,282
Diluted weighted average shares outstanding	44,200,564	44,421,084	44,261,470	44,361,739

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$38,495	$21,497	$98,651	$21,911
Unrealized gain/(loss) on available for sale securities, net of reclassification adjustment	—	18,656	8,256	(8,632)
Comprehensive income attributable to Franklin BSP Realty Trust, Inc.	$38,495	$40,153	$106,907	$13,279

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2020	44,510,051	$446	$912,725	$(8,256)	$(106,471)	$798,444	$—	$798,444
Issuance of common stock	—	—	—	—	—	—	—	—
Common stock repurchases	(521,796)	(5)	(9,142)	—	—	(9,147)	—	(9,147)
Common stock issued through distribution reinvestment plan	147,404	2	2,583	—	—	2,585	—	2,585
Share-based compensation	—	—	55	—	—	55	—	55
Offering costs	—	—	(21)	—	—	(21)	—	(21)
Net income	—	—	—	—	30,146	30,146	—	30,146
Distributions declared	—	—	—	—	(15,644)	(15,644)	—	(15,644)
Other comprehensive income	—	—	—	8,042	—	8,042	—	8,042
Balance, March 31, 2021	44,135,659	$443	$906,200	$(214)	$(91,969)	$814,460	$—	$814,460
Issuance of common stock	504	—	—	—	—	—	—	—
Common stock repurchases	(3,784)	—	(66)	—	—	(66)	—	(66)
Common stock issued through distribution reinvestment plan	141,270	1	2,523	—	—	2,524	—	2,524
Share-based compensation	11,184	—	53	—	—	53	—	53
Offering costs	—	—	(21)	—	—	(21)	—	(21)
Net income	—	—	—	—	30,010	30,010	—	30,010
Distributions declared	—	—	—	—	(15,898)	(15,898)	—	(15,898)
Other comprehensive income	—	—	—	214	—	214	—	214
Balance, June 30, 2021	44,284,833	$444	$908,689	$—	$(77,857)	$831,276	$—	$831,276
Issuance of common stock	—	—	—	—	—	—	—	—
Common stock repurchases	(123,257)	(1)	(2,203)	—	—	(2,204)	—	(2,204)
Common stock issued through distribution reinvestment plan	1,081	—	1	—	—	1	—	1
Share-based compensation	—	—	52	—	—	52	—	52
Offering costs	—	—	(22)	—	—	(22)	—	(22)
Net income	—	—	—	—	38,495	38,495	—	38,495
Distributions declared	—	—	—	—	(20,482)	(20,482)	—	(20,482)
Other comprehensive income	—	—	—	—	—	—	—	—
Non-controlling interest	—	—	—	—	—		5,764	5,764
Balance, September 30, 2021	44,162,657	$443	$906,517	$—	$(59,844)	$847,116	$5,764	$852,880

Balance, December 31, 2019	43,916,815	$441	$903,310	$(978)	$(85,968)	$816,805	$—	$816,805
Issuance of common stock	650,034	7	10,855	—	—	10,862	—	10,862
Common stock repurchases	(361,829)	(4)	(6,711)	—	—	(6,715)	—	(6,715)
Common stock issued through distribution reinvestment plan	191,326	1	3,548	—	—	3,549	—	3,549
Share-based compensation	—	—	39	—	—	39	—	39
Offering costs	—	—	(136)	—	—	(136)	—	(136)
Net income/(loss)	—	—	—	—	(7,400)	(7,400)	—	(7,400)
Distributions declared	—	—	—	—	(20,371)	(20,371)	—	(20,371)
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	(7,761)	(7,761)	—	(7,761)
Other comprehensive income/(loss)	—	—	—	(67,607)	—	(67,607)	—	(67,607)
Balance, March 31, 2020	44,396,346	$445	$910,905	$(68,585)	$(121,500)	$721,265	$—	$721,265

Issuance of common stock	—	—	25	—	—	25	—	25
Common stock repurchases	(11,306)	—	(192)	—	—	(192)	—	(192)
Common stock issued through distribution reinvestment plan	6	—	(57)	—	—	(57)	—	(57)
Share-based compensation	10,770	—	57	—	—	57	—	57
Offering costs	—	—	(32)	—	—	(32)	—	(32)
Net income	—	—	—	—	7,814	7,814	—	7,814
Distributions declared	—	—	—	—	(15,603)	(15,603)	—	(15,603)
Other comprehensive income	—	—	—	40,319	—	40,319	—	40,319
Balance, June 30, 2020	44,395,816	$445	$910,706	$(28,266)	$(129,289)	$753,596	$—	$753,596
Issuance of common stock	—	—	—	—	—	—	—	—
Common stock repurchases	(206,332)	(2)	(3,350)	—	—	(3,352)	—	(3,352)
Common stock issued through distribution reinvestment plan	164,243	2	2,667	—	—	2,669	—	2,669
Share-based compensation	—	—	40	—	—	40	—	40
Offering costs	—	—	(23)	—	—	(23)	—	(23)
Net income	—	—	—	—	21,497	21,497	—	21,497
Distributions declared	—	—	—	—	(15,668)	(15,668)	—	(15,668)
Other comprehensive income	—	—	—	18,656	—	18,656	—	18,656
Balance, September 30, 2020	44,353,727	$445	$910,040	$(9,610)	$(123,460)	$777,415	$—	$777,415
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$98,651	$21,911
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Premium amortization and (discount accretion), net	$(4,421)	$(4,535)
Accretion of deferred commitment fees	(6,429)	(4,710)
Amortization of deferred financing costs	3,820	8,297
Share-based compensation	160	136
Realized (gain)/loss from sale of real estate securities	1,375	10,137
Realized (gain)/loss from sale of real estate owned, held for sale	(9,810)	(1,424)
Unrealized (gain)/loss from commercial mortgage loans, held for sale	—	76
Unrealized (gain)/loss from derivative instruments	(374)	625
Unrealized (gain)/loss from other real estate investments	(27)	37
Depreciation and amortization	812	1,765
Recognition of deferred rent revenue	—	(150)
Provision/(benefit) for credit losses	(5,452)	14,929
Impairment losses on real estate owned assets	—	398
Origination of commercial mortgage loans, held for sale	(321,278)	(122,043)
Proceeds from sale of commercial mortgage loans, held for sale	388,828	270,479
Changes in assets and liabilities:
Accrued interest receivable	4,593	6,280
Prepaid expenses and other assets	1,434	(5,173)
Accounts payable and accrued expenses	4,547	(3,114)
Due to affiliates	7,615	3,649
Interest payable	(1,005)	(2,175)
Net cash (used in)/provided by operating activities	$163,039	$195,395
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(1,388,777)	$(851,524)
Principal repayments received on commercial mortgage loans, held for investment	771,878	880,067
Purchase of real estate owned and capital expenditures	(134,052)	(2,869)
Proceeds from sale of real estate owned, held for sale	29,914	15,424
Purchase of real estate securities	—	(148,580)
Proceeds from sale of commercial mortgage loans, held for sale	38,161	—
Proceeds from sale/repayment of real estate securities	178,017	346,200
Proceeds from (purchase)/sale of derivative instruments	(4)	(829)
Net cash (used in)/provided by investing activities	$(504,863)	$237,889
Cash flows from financing activities:
Proceeds from issuances of common stock	$—	$10,887
Proceeds from issuances of redeemable convertible preferred stock	15,000	70
Common stock repurchases	(11,417)	(10,259)
Borrowings on collateralized loan obligations	612,723	—
Repayments of collateralized loan obligations	(442,672)	(150,766)
Borrowings on repurchase agreements - commercial mortgage loans	812,528	195,182

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Repayments of repurchase agreements - commercial mortgage loans	(538,712)	(263,482)
Borrowings on repurchase agreements - real estate securities	175,822	857,163
Repayments of repurchase agreements - real estate securities	(316,118)	(1,073,977)
Proceeds from other financing and loan participation - commercial mortgage loans	6,055	23,001
Borrowings on unsecured debt	160,000	—
Repayments of unsecured debt	(100,000)	—
Borrowing on mortgage note payable	23,940	11,456
Payments of deferred financing costs	(4,497)	(511)
Distributions paid	(42,064)	(36,666)
Net cash (used in)/provided by financing activities:	$350,588	$(437,902)
Net change in cash, cash equivalents and restricted cash	8,764	(4,618)
Cash, cash equivalents and restricted cash, beginning of period	92,141	109,122
Cash, cash equivalents and restricted cash, end of period	$100,905	$104,504

Supplemental disclosures of cash flow information:
Taxes paid	$80	$4,400
Interest paid	33,312	48,618

Supplemental disclosures of non - cash flow information:
Distribution payable	$20,447	$15,645
Common stock issued through distribution reinvestment plan	5,110	6,161
Commercial mortgage loans transferred from held for sale to held for investment	—	23,625
Real estate owned received in foreclosure	—	35,411

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$91,374	$96,066
Restricted cash	9,531	8,438
Cash, cash equivalents and restricted cash, end of period	$100,905	$104,504

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

Note 1 - Organization and Business Operations
Franklin BSP Realty Trust, Inc. (the "Company"), formerly known as Benefit Street Realty Trust, Inc., is a real estate finance company that primarily originates, acquires and manages a diversified portfolio of commercial real estate debt investments secured by properties located within and outside the United States. The Company was incorporated in Maryland on November 15, 2012 and commenced operations on May 14, 2013.
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
The Company has no direct employees. Benefit Street Partners L.L.C. serves as the Company's advisor (the "Advisor") pursuant to an Amended and Restated Advisory Agreement, dated January 19, 2018, as amended August 18, 2021 (the "Advisory Agreement"). The Advisor is a wholly owned subsidiary of Franklin Resources, Inc. which, together with its various subsidiaries, operates as Franklin Templeton. The Advisor, an investment adviser registered with the U.S. Securities and Exchange Commission (“SEC”), is a credit-focused alternative asset management firm. Established in 2008, the Advisor's credit platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies including high yield, levered loans, private / opportunistic debt, liquid credit, structured credit and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass the platform. The Advisor manages the Company's affairs on a day-to-day basis. The Advisor receives compensation and fees for services related to the investment and management of the Company's assets and the operations of the Company.
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
On October 19, 2021, the Company completed a merger with Capstead Mortgage Corporation (“Capstead”) pursuant to which Capstead merged into a wholly-owned subsidiary of the Company, and the Company’s common stock commenced trading on the NYSE under the ticker “FBRT”. The Capstead assets acquired in the merger consist primarily of cash and residential adjustable-rate mortgage pass-through securities issued and guaranteed by government-sponsored enterprises or by an agency of the federal government. The Company intends to reinvest the cash and proceeds from dividends, interest, repayments and sales of the assets acquired in the merger into its own investment strategies (see Note 16 - Subsequent Events).
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
The global coronavirus (COVID-19) pandemic has caused economic disruptions and changes to the real estate market. Numerous countries, including the U.S., have declared national emergencies with respect to COVID-19 and certain jurisdictions, including those where our corporate headquarters and/or properties that secure our investments, or properties that the Company owns, are located, have at times imposed “stay-at-home” guidelines or orders or other restrictions to help prevent its spread. The effects of COVID-19 may negatively and materially impact significant estimates and assumptions used by the Company including, but not limited to estimates of expected credit losses, valuation of our equity investments and the fair value estimates of the Company's assets and liabilities. Actual results could differ from those estimates.
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
The Company consolidates all entities that it controls through either majority ownership or voting rights. In addition, the Company consolidates all VIEs of which the Company is considered the primary beneficiary. VIEs are entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. Non-controlling interest represents the equity of a consolidated joint venture that is not owned by the Company.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
Real estate owned
The Company classifies its real estate owned as long-lived assets held for investment or as long-lived assets held for sale. Held for investment assets are stated at cost, as adjusted for any impairment loss, less accumulated depreciation. Held for sale assets are carried at the lower of depreciated cost or estimated fair value, less estimated costs to sell. The Company generally reclassifies assets as held for sale once a sales contract has been executed and earnest money has become non-refundable and the criteria under ASC 360 has been met.
Amounts capitalized to real estate owned consist of the cost of acquisition or construction, any tenant improvements or major improvements, betterments that extend the useful life of the related asset, and transaction costs associated with the acquisition of an individual asset that does not qualify as a business combination. All repairs and maintenance are expensed as incurred. Additionally, the Company capitalizes interest while the development, or redevelopment, of a real estate owned asset is in progress. No development or redevelopments of real estate owned assets are in progress as of September 30, 2021.
The Company’s real estate owned assets are depreciated or amortized using the straight-line method over the following useful lives:

Buildings & Site Improvements	40 years
Furniture, fixtures, and equipment	15 years
Intangible lease assets	Lease term
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of either operating properties or properties under construction in which the Company has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or from the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values and recognizes an impairment loss. Estimated fair values are calculated based on the following information, depending upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated sales value (which is based on key assumptions such as estimated market rents, lease-up periods, estimated lease terms, and capitalization and discount rates) less estimated selling costs.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Fair Value of Assets and Liabilities of Acquired Properties
Upon the acquisition of real properties, the Company records the fair value of properties (plus any related acquisition costs) allocated based on relative fair value as tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based on their estimated fair values. Substantially all of the Company’s property acquisitions qualify as asset acquisitions under Accounting Standards Codification ("ASC") 805, Business Combinations.
The estimated fair values of the tangible assets of an acquired property are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the estimated fair value of these assets. Management relies on a sales comparison approach using closed land sales and listings in determining the land value, and determines the as-if-vacant estimated fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates the cost to execute similar leases including leasing commissions, legal, and other related costs.
The estimated fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of market rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases, taking into consideration the probability of renewals for any below-market leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental revenues over the remaining terms of the respective leases.
The estimated fair values of in-place leases include an estimate of the direct costs associated with obtaining the acquired or "in place" tenant and estimates of opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease. The amount capitalized as direct costs associated with obtaining a tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct lease origination costs are included in deferred lease costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
The Company has elected to not measure an allowance for credit losses for accrued interest receivable as it is timely, following three months' time, reversed against interest income when a loan, real estate security or preferred equity investment is placed on nonaccrual status. The Company did not record reversals of accrued interest receivable during the nine months ended September 30, 2021. Loans are charged off against the Provision/(benefit) for credit losses when all or a portion of the principal amount is determined to be uncollectible.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
Real Estate Securities
On the acquisition date, all of the Company’s commercial real estate securities were classified as available for sale ("AFS") and carried at fair value, and subsequently any unrealized gains or losses are recognized as a component of accumulated other comprehensive income or loss. The Company may elect the fair value option for its real estate securities, and as a result, any unrealized gains or losses on such real estate securities will be recorded in the Company’s consolidated statements of operations. No such election was made as of September 30, 2021. Related discounts, premiums and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the Company’s consolidated statements of operations. The Company uses the specific identification method in determining the cost relief for real estate securities sold. Realized gains and losses from the sale of real estate securities are included in the Company’s consolidated statements of operations.
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
Share Repurchase Program
The Company has a Share Repurchase Program (the "SRP") that enables stockholders to sell their shares to the Company, subject to certain conditions. Refer to Note 9 - Stock Transactions for a description of the SRP. When a stockholder requests a redemption and the redemption is approved by the board of directors, the Company reclassifies such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP have the status of authorized but unissued shares.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Offering and Related Costs
Since 2018, the Company has from time to time offered, and may in the future offer, shares of the Company’s common stock or one or more series of its preferred stock (“Preferred Stock”), including its Series A convertible preferred stock (“Series A Preferred Stock”), Series C convertible preferred stock (the “Series C Preferred Stock,”) and Series D convertible preferred stock (the “Series D Preferred Stock”) in private placements exempt from the registration requirements of the Securities Act of 1933, as amended. In connection with these offerings, the Company incurs various offering costs. These offering costs include but are not limited to legal, accounting, printing, mailing and filing fees, and diligence expenses of broker-dealers. Offering costs for the common stock are recorded in the Company’s stockholders’ equity, while the offering costs for the Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are included within Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively, on the Company’s consolidated balance sheets.
Distribution Reinvestment Plan
Pursuant to the Company's distribution reinvestment plan ("DRIP") stockholders may elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions are paid with respect to shares purchased pursuant to the DRIP. The purchase price for shares purchased through the DRIP has been the lesser of (i) the Company’s most recent estimated per share net asset value ("NAV"), and (ii) the Company’s most recently disclosed GAAP book value per share. There is no market for our common stock. The board of directors may designate that certain cash or other distributions be excluded from the DRIP. The Company has the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP are recorded to equity in the consolidated balance sheets in the period distributions are declared. The DRIP was suspended during the second quarter of 2021 and was also suspended during the third quarter of 2021 in connection with the Capstead merger.
Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRS, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRS is not consolidated for U.S. federal income tax purposes, but is instead taxed as a C corporation. For financial reporting purposes, the TRS is consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRS. Total income tax provision/(benefit) for the three months ended September 30, 2021 and September 30, 2020 was $1.1 million and $0.2 million, respectively. Total income tax provision/(benefit) for the nine months ended September 30, 2021 and September 30, 2020 was $3.4 million and $(2.5) million, respectively.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
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
Per Share Data
The Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are each considered a participating security and the Company calculates basic earnings per share using the two-class method. The Company’s dilutive earnings per share calculation is computed using the more dilutive result of the treasury stock method, assuming the participating security is a potential common share, or the two-class method, assuming the participating security is not converted. The Company calculates basic earnings per share by dividing net income applicable to common stock for the period by the weighted-average number of shares of common stock outstanding for that period. Diluted earnings per share reflects the potential dilution that could occur from shares outstanding if potential shares of common stock with a dilutive effect have been issued in connection with the restricted stock plan or upon conversion of the outstanding shares of Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, except when doing so would be anti-dilutive.
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
See Note 15 - Segment Reporting for further information regarding the Company's segments.
Preferred Stock
The Company’s outstanding classes of preferred stock are classified outside of permanent equity in the consolidated balance sheets. Subject to certain conditions, the outstanding Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock is redeemable at the option of the holders of the Preferred Stock, outside of the control of the Company.
Series A Preferred Stock
The Series A Preferred Stock, ranks senior to the Common Stock, and on parity with all other outstanding classes of preferred stock of the Company (including the Series C and Series D Preferred Stock) with respect to priority in dividends and in the distribution of assets in the event of the liquidation, dissolution or winding-up of the Company. The liquidation preference of each share of Series A Preferred Stock is the greater of (i) $5,000 plus accrued and unpaid dividends, and (ii) the amount that would be received upon a conversion of the Series A Preferred Stock into Common Stock.
Dividends on the Series A Preferred Stock, which are typically declared and paid quarterly, accrue at a rate equal to the greater of (i) an annual amount equal to 4.0% of the liquidation preference per share (subject to a 1.0% increase in the event of the ratings for the Series A Preferred Stock decreases below a certain threshold) and (ii) the dividends that would have been paid had such share of Series A Preferred Stock been converted into a share of Common Stock on the first day of such quarter, subject to proration in the event the share of Series A Preferred Stock is not outstanding for the full quarter. Dividends are paid in arrears.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Series C Preferred Stock
The Series C Preferred Stock ranks senior to the Common Stock and on parity with the Series D Preferred Stock with respect to priority in dividends and in the distribution of assets in the event of the liquidation, dissolution or winding-up of the Company. The liquidation preference of each share of Series C Preferred Stock is the greater of (i) $5,000 plus accrued and unpaid dividends, and (ii) the amount that would be received upon a conversion of the Series C Preferred Stock into the Common Stock.
Dividends on the Series C Preferred Stock, which are typically declared and paid quarterly, accrue at a rate equal to the greater of (i) an annual amount equal to 4.0% of the liquidation preference per share and (ii) the dividends that would have been paid had such share of Series C Preferred Stock been converted into a share of common stock on the first day of such quarter, subject to proration in the event the share of Series C preferred stock is not outstanding for the full quarter. Dividends are paid in arrears. Dividends will accumulate and be cumulative from the most recent date to which dividends had been paid.
Each outstanding share of Series C Preferred Stock shall convert into 299.2 shares of common stock (the “Conversion Rate”), subject to anti-dilution adjustments described in the Articles Supplementary for the Series C Preferred Stock, on October 19, 2022 or, upon the election of the Company upon 10 days’ notice to the holders, on or after April 19, 2022.
In the event of the sale of all or substantially all of the business or assets of the Company (by sale, merger, consolidation or otherwise) or the acquisition by any person of more than 50% of the total economic interests or voting power of all securities of the Company (a “ Change of Control”), in each case prior to the automatic conversion dates set forth above, each holder of Series C Preferred Stock will have the right, prior to consummation of such transaction, to convert its Series C Preferred Stock into common stock at the Conversion Rate. In addition, in the event of a change of control (as defined in the Articles Supplementary of the Series C Preferred Stock) of the Advisor or a Change of Control that is not a "Liquidity Event" and that is related to the removal of the Advisor, both the Company and the holder shall have the right, prior to consummation of the transaction, to require the redemption of the Series C Preferred Stock for the liquidation preference. A "Liquidity Event" is defined as (i) the listing of the Common Stock on a national securities exchange or quotation on an electronic inter-dealer quotation system; (ii) a merger or business combination involving the Company pursuant to which outstanding shares of Common Stock are exchanged for securities of another company which are listed on a national securities exchange or quoted on an electronic inter-dealer quotation system; or (iii) any other transaction or series of transaction that results in all shares of Common Stock being transferred or exchanged for cash or securities which are listed on a national securities exchange or quoted on an electronic inter-dealer quotation system.
Holders of the Series C Preferred Stock (voting as a single class with holders of common stock) are entitled to vote on each matter submitted to a vote of the stockholders of the Company upon which the holders of common stock are entitled to vote. The number of votes applicable to a share of outstanding Series C Preferred Stock will be equal to the number of shares of common stock a share of Series C Preferred Stock could have been converted into as of the record date set for purposes of such stockholder vote (rounded down to the nearest whole number of shares of common stock). In addition, the affirmative vote of the holders of two-thirds of the outstanding shares of Series C Preferred Stock, voting as a single class with other shares of parity preferred stock, is required to approve the issuance of any equity securities senior to the Series C Preferred Stock and to take certain actions materially adverse to the holders of the Series C Preferred Stock.
Series D Preferred Stock
The Series D Preferred Stock is on parity with the Series C Preferred Stock with respect to preference on liquidation and dividend rights. The terms of the Series D Preferred Stock are substantially the same as the terms of the Series C Preferred Stock, except that the holders of the Series D Preferred Stock have the option to accelerate the mandatory conversion date, which is October 19, 2022, to a date no earlier than April 19, 2022.
The complete terms of the Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are set forth in the Articles Supplementary applicable to each class, which have been filed as exhibits to the Company’s periodic reports filed pursuant to the Securities Exchange Act of 1934, as amended.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Accounting Pronouncements Not Yet Adopted
On March 12, 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through September 30, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.
Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (dollars in thousands):

	September 30, 2021	December 31, 2020
Senior loans	$3,239,207	$2,698,823
Mezzanine loans	23,938	15,911
Total gross carrying value of loans	3,263,145	2,714,734
Less: Allowance for credit losses (1)	15,499	20,886
Total commercial mortgage loans, held for investment, net	$3,247,646	$2,693,848
________________________
(1) As of September 30, 2021 and December 31, 2020, there have been no specific reserves for loans in non-performing status.
As of September 30, 2021 and December 31, 2020, the Company's total commercial mortgage loan portfolio, excluding commercial mortgage loans accounted for under the fair value option, was comprised of 150 and 130 loans, respectively.
Allowance for Credit Losses
The following table presents the activity in the Company's allowance for credit losses, excluding the unfunded loan commitments, as of September 30, 2021 (dollars in thousands):

	Three Months Ended September 30, 2021
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self-Storage	Manufactured Housing	Total
Beginning Balance	$7,389	$103	$1,028	$199	$440	$7,715	$241	$77	$17,192
Current Period:
Provision/(benefit) for credit losses	(1,278)	261	509	136	34	(1,286)	(89)	20	(1,693)
Write offs	—	—	—	—	—	—	—	—	—
Ending Balance	$6,111	$364	$1,537	$335	$474	$6,429	$152	$97	$15,499

	Nine Months Ended September 30, 2021
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self-Storage	Manufactured Housing	Total
Beginning Balance	$3,095	$404	$1,575	$3,795	$132	$11,646	$117	$122	$20,886
Current Period:
Provision/(benefit) for credit losses	3,305	(40)	(38)	(3,460)	342	(5,217)	35	(25)	(5,098)
Write offs	(289)	—	—	—	—	—	—	—	(289)
Ending Balance	$6,111	$364	$1,537	$335	$474	$6,429	$152	$97	$15,499
The Company recorded a decrease in its provision for credit losses during the three and nine months ended September 30, 2021 of $1.7 million and $5.1 million, respectively. The primary driver for the improvement in the reserve balance is the positive economic outlook since the end of the prior year.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
The following table presents the activity in the Company's allowance for credit losses, for the unfunded loan commitments, as of September 30, 2021 (dollars in thousands):

	Three Months Ended September 30, 2021
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self-Storage	Manufactured Housing	Total
Beginning Balance	$120	$—	$28	$10	$8	$65	$—	$—	$231
Current Period:
Provision/(benefit) for credit losses	67	1	15	3	3	(9)	—	—	80
Ending Balance	$187	$1	$43	$13	$11	$56	$—	$—	$311

	Nine Months Ended September 30, 2021
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self-Storage	Manufactured Housing	Total
Beginning Balance	$85	$—	$47	$418	$14	$101	$—	$—	$665
Current Period:
Provision/(benefit) for credit losses	102	1	(4)	(405)	(3)	(45)	—	—	(354)
Ending Balance	$187	$1	$43	$13	$11	$56	$—	$—	$311

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
The following tables represent the composition by loan type and region of the Company's commercial mortgage loans, held for investment portfolio (dollars in thousands):

	September 30, 2021		December 31, 2020
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$1,856,441	56.7%	$1,202,694	44.2%
Office	527,371	16.1%	517,464	19.0%
Hospitality	445,770	13.6%	403,908	14.8%
Mixed Use	133,644	4.1%	102,756	3.8%
Industrial	125,120	3.8%	243,404	8.9%
Retail	75,961	2.3%	78,550	2.9%
Self Storage	56,495	1.7%	86,424	3.2%
Manufactured Housing	36,225	1.2%	71,263	2.6%
Land	16,400	0.5%	16,400	0.6%
Total	$3,273,427	100.0%	$2,722,863	100.0%

	September 30, 2021		December 31, 2020
Loan Region	Par Value	Percentage	Par Value	Percentage
Southeast	$1,030,591	31.5%	$796,908	29.3%
Southwest	1,027,246	31.4%	515,392	18.9%
Mideast	431,104	13.2%	473,514	17.4%
Far West	368,565	11.3%	415,173	15.2%
Great Lakes	134,591	4.1%	199,203	7.3%
Plains	94,292	2.9%	116,143	4.3%
Various	70,118	2.1%	136,855	5.0%
New England	68,169	2.0%	69,675	2.6%
Rocky Mountain	48,751	1.5%	—	—%
Total	$3,273,427	100.0%	$2,722,863	100.0%
As of September 30, 2021 and December 31, 2020, the Company's total commercial mortgage loans, held for sale, measured at fair value were comprised of one and three loans, respectively. As of September 30, 2021 and December 31, 2020, the contractual principal outstanding of commercial mortgage loans, held for sale, measured at fair value was $0.1 million and $67.6 million, respectively. As of September 30, 2021 and December 31, 2020, none of the Company's commercial mortgage loans, held for sale, measured at fair value were in default or greater than ninety days past due.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
The following tables represent the composition by loan type and region of the Company's commercial mortgage loans, held for sale, measured at fair value (dollars in thousands):

	September 30, 2021		December 31, 2020
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$100	100.0%	$100	0.1%
Industrial	—	—%	67,550	99.9%
Total	$100	100.0%	$67,650	100.0%

	September 30, 2021		December 31, 2020
Loan Region	Par Value	Percentage	Par Value	Percentage
Great Lakes	$100	100.0%	$9,150	13.5%
Far West	—	—%	58,500	86.5%
Total	$100	100.0%	$67,650	100.0%
Loan Credit Quality and Vintage
The following tables present the amortized cost of our commercial mortgage loans, held for investment as of September 30, 2021 and December 31, 2020, by loan type, the Company’s internal risk rating and year of origination. The risk ratings are updated as of September 30, 2021.

As of September 30, 2021
	2021	2020	2019	2018	2017	2016	Prior	Total

Multifamily:
Risk Rating:
1-2 internal grade	$1,059,072	$505,437	$116,286	$128,581	$—	$—	$3,487	$1,812,863
3-4 internal grade	—	—	—	37,025	—	—	—	37,025
Total Multifamily Loans	$1,059,072	$505,437	$116,286	$165,606	$—	$—	$3,487	$1,849,888

Retail:
Risk Rating:
1-2 internal grade	$—	$13,344	$20,162	$16,400	$—	$—	$—	$49,906
3-4 internal grade	—	—	12,884	29,445	—	—	—	42,329
Total Retail Loans	$—	$13,344	$33,046	$45,845	$—	$—	$—	$92,235

Office:
Risk Rating:
1-2 internal grade	$55,283	$253,254	$131,380	$36,584	$26,549	$—	$—	$503,050
3-4 internal grade	—	—	—	22,685	—	—	—	22,685
Total Office Loans	$55,283	$253,254	$131,380	$59,269	$26,549	$—	$—	$525,735

Industrial:
Risk Rating:
1-2 internal grade	$—	$46,033	$78,833	$—	$—	$—	$—	$124,866
3-4 internal grade	—	—	—	—	—	—	—	—
Total Industrial Loans	$—	$46,033	$78,833	$—	$—	$—	$—	$124,866

Mixed Use:
Risk Rating:

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

1-2 internal grade	$32,378	$30,305	$—	$70,679	$—	$—	$—	$133,362
3-4 internal grade	—	—	—	—	—	—	—	—
Total Mixed Use Loans	$32,378	$30,305	$—	$70,679	$—	$—	$—	$133,362

Hospitality:
Risk Rating:
1-2 internal grade	$136,726	$26,910	$10,564	$—	$—	$—	$—	$174,200
3-4 internal grade	—	—	137,534	52,786	80,140	—	—	270,460
Total Hospitality Loans	$136,726	$26,910	$148,098	$52,786	$80,140	$—	$—	$444,660

Self-Storage:
Risk Rating:
1-2 internal grade	$14,939	$41,362	$—	$—	$—	$—	$—	$56,301
3-4 internal grade	—	—	—	—	—	—	—	—
Total Self-Storage Loans	$14,939	$41,362	$—	$—	$—	$—	$—	$56,301

Manufactured Housing:
Risk Rating:
1-2 internal grade	$—	$25,936	$10,162	$—	$—	$—	$—	$36,098
3-4 internal grade	—	—	—	—	—	—	—	—
Total Manufactured Housing Loans	$—	$25,936	$10,162	$—	$—	$—	$—	$36,098

Total	$1,298,398	$942,581	$517,805	$394,185	$106,689	$—	$3,487	$3,263,145

December 31, 2020
	2020	2019	2018	2017	2016	2015	Prior	Total

Multifamily:
Risk Rating:
1-2 internal grade	$583,550	$349,588	$188,975	$—	$—	$—	$3,488	$1,125,601
3-4 internal grade	—	—	35,887	37,812	—	—	—	73,699
Total Multifamily Loans	$583,550	$349,588	$224,862	$37,812	$—	$—	$3,488	$1,199,300

Retail:
Risk Rating:
1-2 internal grade	$13,277	$22,760	$16,400	$—	$—	$—	$—	$52,437
3-4 internal grade	—	12,872	29,425	—	—	—	—	42,297
Total Retail Loans	$13,277	$35,632	$45,825	$—	$—	$—	$—	$94,734

Office:
Risk Rating:
1-2 internal grade	$244,301	$160,709	$61,169	$40,846	$—	$—	$—	$507,025
3-4 internal grade	—	—	—	8,392	—	—	—	8,392
Total Office Loans	$244,301	$160,709	$61,169	$49,238	$—	$—	$—	$515,417

Industrial:
Risk Rating:

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)

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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Past Due Status
The following table presents an aging summary of the loans amortized cost basis at September 30, 2021 (dollars in thousands):

	Multifamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self-Storage	Manufactured Housing	Total
Status:
Current	$1,849,888	$92,235	$525,735	$124,866	$133,362	$387,585	$56,301	$36,098	$3,206,070
1-29 days past due	—	—	—	—	—	—		—	—
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—	—	—
120+ days past due (1)	—	—	—	—	—	57,075	—	—	57,075
Total	$1,849,888	$92,235	$525,735	$124,866	$133,362	$444,660	$56,301	$36,098	$3,263,145
________________________
(1) For the three and nine months ended September 30, 2021, there was no interest income recognized on this loan.
As of September 30, 2021 and December 31, 2020, the Company had one loan with a total cost basis of $57.1 million and two loans with a total cost basis of $94.9 million, respectively, on non-accrual status for which there was no related allowance for credit losses.
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
All commercial mortgage loans, excluding loans classified as commercial mortgage loans, held for sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2.0. As of September 30, 2021 the weighted average risk rating of the loans was 2.1. As of December 31, 2020, the weighted average risk rating of the loans was 2.2.
The following table represents the allocation by risk rating for the Company's commercial mortgage loans, held for investment (dollars in thousands):

September 30, 2021			December 31, 2020
Risk Rating	Number of Loans	Par Value	Risk Rating	Number of Loans	Par Value
1	—	$—	1	—	$—
2	130	2,900,711	2	104	2,232,045
3	19	315,641	3	22	384,040
4	1	57,075	4	4	106,778
5	—	—	5	—	—
	150	$3,273,427		130	$2,722,863

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
For the nine months ended September 30, 2021 and year ended December 31, 2020, the activity in the Company's commercial mortgage loans, held for investment portfolio was as follows (dollars in thousands):

	Nine Months Ended September 30,	Year Ended December 31,
	2021	2020
Balance at Beginning of Year	$2,693,848	$2,762,042
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	(7,211)
Acquisitions and originations	1,395,556	1,287,720
Principal repayments	(769,103)	(1,223,490)
Discount accretion/premium amortization	4,421	6,146
Loans transferred from/(to) commercial real estate loans, held for sale	(38,161)	(76,979)
Net fees capitalized into carrying value of loans	(6,779)	(6,562)
(Provision)/benefit for credit losses	5,098	(13,181)
Charge-off from allowance	289	427
Transfer to real estate owned	(37,523)	(35,064)
Balance at End of Period	$3,247,646	$2,693,848
During the nine months ended September 30, 2021, the Company wrote off a commercial mortgage loan, held for investment, with a carrying value of $37.8 million in exchange for the possession of a REO investment at a fair value of $37.5 million, comprised of $33.0 million of real property (land, building and improvements) and $4.5 million of personal property (furniture, fixture, and equipment) at the time of transfer. The transfer occurred when the Company took possession of the property by completing a foreclosure transaction in January 2021, resulting in a $0.3 million impairment loss at the time of transfer. Since the foreclosure was entered into due to the borrower experiencing financial difficulty and the recorded investment in the receivable was more than the fair value of the collateral collected, the transaction qualifies as a TDR. The Company accounted for the REO acquired during the nine months ended September 30, 2021 as an asset acquisition. The Company subsequently sold this REO asset during the nine months ended September 30, 2021 for a $0.8 million gain, presented net of direct selling costs associated with the disposition of the asset, included within Realized gain/loss on sale of real estate owned assets, held for sale in the Company's consolidated statements of operations.
Note 4 - Real Estate Securities
As of September 30, 2021 the Company did not hold any real estate securities, CMBS. The following is a summary of the Company's real estate securities, CMBS, as of December 31, 2020 (dollars in thousands):

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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
As of December 31, 2020, the Company held 9 CMBS positions with an amortized cost basis of $179.4 million and an unrealized loss of $8.3 million, of which 7 positions had an unrealized loss for a period greater than twelve months. As of September 30, 2021 the Company did not hold any real estate securities, CMBS.
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
As of September 30, 2021 the Company did not hold any real estate securities, CMBS. As of December 31, 2020, there were 7 securities with unrealized losses for a period greater than twelve months reflected in the table above. After evaluating the securities, the Company concluded that the unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that the Company did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, the portfolio is made up of investment grade securities of recent originations and higher tranches, and that there were no material credit events that would have caused us to otherwise conclude that the Company would not recover our cost. The allowance for credit losses is calculated using a discounted cash flow approach and is measured as the difference between the original cash flows expected to be collected to the revised cash flows expected to be collected discounted using the effective interest rate, limited by the amount that the fair value is less than the amortized cost basis. Significant judgment is used in projecting cash flows. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.
The following table provides information on the amounts of gain/(loss) on the Company's real estate securities, CMBS, available for sale (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unrealized gain/(loss) on available for sale securities	$—	$4,199	$1,665	$(9,380)
Reclassification of net (gain)/loss on available for sale securities included in net income	—	14,457	6,591	748
Unrealized gain/(loss) on available for sale securities, net of reclassification adjustment	$—	$18,656	$8,256	$(8,632)

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
Note 5 - Real Estate Owned
The following table summarizes the Company's real estate owned asset as of September 30, 2021 (dollars in thousands):

Acquisition Date	Property Type	Primary Location(s)	Land	Building and Site Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021 (1)	Industrial	Jeffersonville, GA	$3,436	$87,187	$—	$—	$90,623
			$3,436	$87,187	$—	$—	$90,623
________________________
(1) See Note 2 - Summary of Significant Accounting Policies.
The following table summarizes the Company's real estate owned asset as of December 31, 2020 (dollars in thousands):

Acquisition Date	Property Type	Primary Location(s)	Land	Building and Site Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
October 2019 (1)	Office	Jeffersonville, IN	$1,887	$21,989	$3,565	$(931)	$26,510
			$1,887	$21,989	$3,565	$(931)	$26,510
________________________
(1) See Note 2 - Summary of Significant Accounting Policies.
Depreciation expense for the nine months ended September 30, 2021 totaled $0.4 million. There was no depreciation expense for the three months ended September 30, 2021. Depreciation expense for the three and nine months ended September 30, 2020 totaled $0.3 million and $0.8 million, respectively.
During the nine months ended September 30, 2021, the Company sold the real estate owned asset in Jeffersonville, IN to a third party, resulting in a $8.6 million gain recognized within Realized gain/loss on sale of real estate owned assets, held for sale in the consolidated statements of operations.
In August 2021 the Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, Jeffersonville Member, LLC (the "Jeffersonville JV") to acquire a $139.5 million triple net lease property in Jeffersonville, GA. The Company has a 79% interest in the Jeffersonville JV, while the affiliate has a 21% interest. The Company invested a total of $109.8 million, made up of $88.7 million in debt and $21.1 million in equity, representing 79% of the ownership interest in the Jeffersonville JV. The affiliate made up the remaining $29.8 million composed of a $24.0 million mortgage note payable and $5.7 million in equity. The Company has control of Jeffersonville JV with 79% ownership and, therefore, consolidates Jeffersonville JV on its consolidated balance sheet. The Company's $88.7 million mortgage note payable to Jeffersonville JV is eliminated in consolidation (see Note 7 - Debt).

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Note 6 - Leases
Intangible Lease Asset
The following table summarizes the Company's intangible lease asset recognized in the consolidated balance sheets as of September 30, 2021 (dollars in thousands):

Acquisition Date	Property Type	Primary Location(s)	Intangible Lease Asset, Gross	Accumulated Amortization	Intangible Lease Asset, Net of Amortization
September 2021	Industrial	Jeffersonville, GA	$49,192	$—	$49,192
			$49,192	$—	$49,192
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
Rental Income
On September 17, 2021, the Company, through a joint venture, purchased an industrial facility that is subject to an existing triple net lease. The minimum rental amount due under the lease is subject to annual increases of 2.0%. The initial term of the lease expires in 2038 and contains renewal options for four consecutive five-year terms. The remaining lease term is 17.1 years. Rental income for this lease for the three and nine months ended September 30, 2021 totaled $0.3 million. Rental income is included in Revenue from real estate owned in the consolidated statements of operations.
On October 15, 2019, the Company purchased an office building that was subject to an existing triple net lease. The minimum rental amount due under the lease was subject to annual increases of 1.5%. The initial term of the lease expires in 2037 and contained renewal options for four consecutive five-year terms. The Company sold the real estate owned asset during the three months ended September 30, 2021 (see Note 5 - Real Estate Owned). Rental income for this lease for each of the three and nine months ended September 30, 2021 and September 30, 2020 totaled $0.7 million and $2.1 million, respectively. Rental income is included in Revenue from real estate owned in the consolidated statements of operations.
The following table summarizes the Company's schedule of future minimum rents to be received under the industrial facility lease (dollars in thousands):

Minimum Rents	September 30, 2021
2021 (October - December)	$1,953
2022	7,889
2023	8,046
2024	8,207
2025	8,372
2026 and beyond	123,520
Total minimum rent	$157,987
Amortization Expense
Intangible lease assets are amortized using the straight-line method over the contractual life of the lease, of a period up to 20 years. The weighted average life of the intangible asset as of September 30, 2021 is approximately 17.1 years. There had been no amortization expense for the three months ended September 30, 2021. Amortization expense for the nine months ended September 30, 2021 totaled $0.4 million. Amortization expense for the three and nine months ended September 30, 2020 totaled $0.2 million and $0.6 million, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
The following table summarizes the Company's expected amortization for intangible assets over the next five years, assuming no further acquisitions or dispositions (dollars in thousands):

Amortization Expense	September 30, 2021
2021 (October - December)	$(723)
2022	(2,894)
2023	(2,894)
2024	(2,894)
2025	(2,894)
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
The details of the Company's Repo Facilities at September 30, 2021 and December 31, 2020 are as follows (dollars in thousands):

As of September 30, 2021
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Maturity
JPM Repo Facility	$400,000	$114,584	$2,821	2.14%	10/6/2022
CS Repo Facility (2)	200,000	61,788	2,432	2.95%	8/11/2022
WF Repo Facility (3)	175,000	102,368	924	1.75%	11/22/2021
Barclays Revolver Facility (4)	100,000	75,000	223	8.25%	9/20/2023
Barclays Repo Facility (5)	300,000	196,416	1,512	1.75%	3/15/2022
Total	$1,175,000	$550,156	$7,912
________________________
(1) For the nine months ended September 30, 2021. Includes amortization of deferred financing costs.
(2) On August 12, 2021, the Company exercised the extension option upon the satisfaction of certain conditions, and extended the term maturity to August 11, 2022. Additionally, on November 3, 2021 the committed financing amount was amended from $200 million to $300 million with the option to upsize to $400 million at the Company's discretion.
(3) There are two more one-year extension options available at the Company's discretion. On October 15, 2021 the committed financing amount was upsized from $175 million to $275 million.
(4) On September 8, 2021, the Company amended the maturity date to September 20, 2023. There is one one-year extension option available at the Company's discretion.
(5) There are two one-year extension options available at the Company's discretion.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of September 30, 2021 and December 31, 2020, the Company is in compliance with all debt covenants.
Other financing and loan participation - Commercial Mortgage Loans
On March 23, 2020, the Company transferred $15.2 million of its interest in a term loan to Sterling National Bank ("SNB") via a participation agreement. Since inception, the Company's outstanding loan increased as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The Company incurred $0.2 million and $0.7 million of interest expense on the SNB term loan for the three and nine months ended September 30, 2021. As of September 30, 2021 the outstanding participation balance was $37.4 million. The loan matures on February 9, 2023.
Mortgage Note Payable
On October 15, 2019, the Company obtained a commercial mortgage loan for $29.2 million related to the real estate owned portfolio. As of September 30, 2021 the loan accrued interest at an annual rate of 3.85% and matures on November 6, 2034. The Company incurred $0.3 million and $0.9 million of interest expense for the three and nine months ended September 30, 2021. As of September 30, 2021 the loan has been assumed by the purchaser of the underlying asset and is no longer held by the Company (see Note 5 - Real Estate Owned).
On September 17, 2021, the Company, in connection with the consolidating joint venture (as discussed in Note 5 - Real Estate Owned), originated a $112.7 million mortgage note payable, of which $88.7 million is eliminated in consolidation (see Note 5 - Real Estate Owned). The remaining mortgage note payable of $24.0 million is disclosed on the consolidated balance sheet. As of September 30, 2021, the loan accrued interest at an annual rate of 3.1% and matures on October 9, 2024.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Unsecured Debt
Pursuant to a lending and security agreement with Security Benefit Life Insurance Company ("SBL"), which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $0.4 million and $1.2 million of interest expense on the lending agreement with SBL for the three and nine months ended September 30, 2021. As of September 30, 2021, the outstanding balance was $60.0 million.
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
Below is a summary of the Company's MRAs as of September 30, 2021 and December 31, 2020 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of September 30, 2021
JP Morgan Securities LLC	$18,980	$205	$24,105	1.14%	1
Goldman Sachs International	—	37	—	N/A	N/A
Barclays Capital Inc.	27,551	467	36,162	1.28%	50
Citigroup Global Markets, Inc.	—	81	—	N/A	N/A
Total/Weighted Average	$46,531	$790	$60,267	1.22%	30

As of December 31, 2020
JP Morgan Securities LLC	$33,791	$1,668	$43,612	1.75%	31
Wells Fargo Securities, LLC	—	1,057	—	N/A	N/A
Goldman Sachs International	22,440	455	30,794	1.68%	16
Barclays Capital Inc.	76,809	2,102	97,244	1.71%	33
Credit Suisse AG	—	905	—	N/A	N/A
Citigroup Global Markets, Inc.	53,788	2,532	71,723	1.70%	29
Total/Weighted Average	$186,828	$8,719	$243,373	1.71%	33
________________________
(1) Includes $60.3 million and $72.2 million of CLO notes, held by the Company, which are eliminated within the real estate securities, at fair value line in the consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.
Collateralized Loan Obligations
As of September 30, 2021 and December 31, 2020 the notes issued by BSPRT 2018-FL3 Issuer, Ltd. and BSPRT 2018-FL3 Co-Issuer, LLC, wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 15 and 27 mortgage assets having a principal balance of $230.2 million and $417.9 million, respectively (the "2018-FL3 Mortgage Assets"). The sale of the 2018-FL3 Mortgage Assets to BSPRT 2018-FL3 Issuer, Ltd. is governed by a Mortgage Asset Purchase Agreement dated as of April 5, 2018, between the Company and BSPRT 2018-FL3 Issuer, Ltd.
As of September 30, 2021 and December 31, 2020 the notes issued by BSPRT 2018-FL4 Issuer, Ltd. and BSPRT 2018-FL4 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 41 and 59 mortgage assets having a principal balance of $619.6 million and $852.1 million, respectively (the "2018-FL4 Mortgage Assets"). The sale of the 2018-FL4 Mortgage Assets to BSPRT 2018-FL4 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of October 12, 2018, between the Company and BSPRT 2018-FL4 Issuer.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
As of September 30, 2021 and December 31, 2020, the notes issued by BSPRT 2019-FL5 Issuer, Ltd. and BSPRT 2019-FL5 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 56 and 54 mortgage assets having a principal balance of $754.5 million and $799.8 million respectively (the "2019-FL5 Mortgage Assets"). The sale of the 2019-FL5 Mortgage Assets to BSPRT 2019-FL5 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of May 30, 2019, between the Company and BSPRT 2019-FL5 Issuer.
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
As of September 30, 2021, the notes issued by BSPRT 2021-FL6 Issuer, Ltd. and BSPRT 2021-FL6 Co-Issuer, LLC, are collateralized by interests in a pool of 49 mortgage assets having a principal balance of $699.2 million (the "2021-FL6 Mortgage Assets"). The sale of the 2021-FL6 Mortgage Assets to BSPRT 2021-FL6 Issuer, Ltd. is governed by a Collateral Interest Purchase Agreement dated as of March 25, 2021, between the Company and BSPRT 2021-FL6 Issuer, Ltd.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
The Company, through its wholly-owned subsidiaries, holds the preferred equity tranches of the above CLOs of approximately $311.2 million and $256.9 million as of September 30, 2021 and December 31, 2020, respectively. The following table represents the terms of the notes issued by 2018-FL3 Issuer, 2018-FL4 Issuer, 2019-FL5 Issuer and 2021-FL6 Issuer (the "CLOs), respectively, as of September 30, 2021 (dollars in thousands):

CLO Facility	Tranche	Par Value Issued	Par Value Outstanding (1)	Interest Rate	Maturity Date
2018-FL3 Issuer	Tranche A	$286,700	$—	1M LIBOR + 105	10/15/2034
2018-FL3 Issuer	Tranche A-S	77,775	65,176	1M LIBOR + 135	10/15/2034
2018-FL3 Issuer	Tranche B	41,175	41,175	1M LIBOR + 165	10/15/2034
2018-FL3 Issuer	Tranche C	39,650	39,650	1M LIBOR + 255	10/15/2034
2018-FL3 Issuer	Tranche D	42,700	42,700	1M LIBOR + 345	10/15/2034
2018-FL4 Issuer	Tranche A	416,827	185,596	1M LIBOR + 105	9/15/2035
2018-FL4 Issuer	Tranche A-S	73,813	73,813	1M LIBOR + 130	9/15/2035
2018-FL4 Issuer	Tranche B	56,446	56,446	1M LIBOR + 160	9/15/2035
2018-FL4 Issuer	Tranche C	68,385	68,385	1M LIBOR + 210	9/15/2035
2018-FL4 Issuer	Tranche D	57,531	57,531	1M LIBOR + 275	9/15/2035
2018-FL4 Issuer	Tranche E	28,223	28,223	1M LIBOR + 305	9/15/2035
2019-FL5 Issuer	Tranche A	407,025	369,761	1M LIBOR + 115	5/15/2029
2019-FL5 Issuer	Tranche A-S	76,950	76,950	1M LIBOR + 148	5/15/2029
2019-FL5 Issuer	Tranche B	50,000	50,000	1M LIBOR + 140	5/15/2029
2019-FL5 Issuer	Tranche C	61,374	61,374	1M LIBOR + 200	5/15/2029
2019-FL5 Issuer	Tranche D	48,600	5,000	1M LIBOR + 240	5/15/2029
2019-FL5 Issuer	Tranche E	20,250	3,000	1M LIBOR + 285	5/15/2029
2021-FL6 Issuer	Tranche A	367,500	367,500	1M LIBOR + 110	3/15/2036
2021-FL6 Issuer	Tranche A-S	86,625	86,625	1M LIBOR + 130	3/15/2036
2021-FL6 Issuer	Tranche B	33,250	33,250	1M LIBOR + 160	3/15/2036
2021-FL6 Issuer	Tranche C	41,125	41,125	1M LIBOR + 205	3/15/2036
2021-FL6 Issuer	Tranche D	44,625	44,625	1M LIBOR + 300	3/15/2036
2021-FL6 Issuer	Tranche E	11,375	11,375	1M LIBOR + 350	3/15/2036
		$2,437,924	$1,809,280
________________________
(1) Excludes $300.1 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligations line in the consolidated balance sheets as of September 30, 2021.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
________________________
(1) Excludes $267.1 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligations line in the consolidated balance sheets as of December 31, 2020.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
The below table reflects the total assets and liabilities of the Company's outstanding CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of September 30, 2021 and December 31, 2020 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE. The VIE's are non-recourse to the Company.

Assets (dollars in thousands)	September 30, 2021	December 31, 2020
Cash (1)	$123,940	$99,025
Commercial mortgage loans, held for investment, net (2)	2,288,676	2,044,956
Accrued interest receivable	5,540	5,626
Total Assets	$2,418,156	$2,149,607

Liabilities
Notes payable (3)(4)	$2,092,498	$1,892,616
Accrued interest payable	1,220	1,240
Total Liabilities	$2,093,718	$1,893,856
________________________
(1) Includes $123.3 million and $98.6 million of cash held by the servicer related to CLO loan payoffs as of September 30, 2021 and December 31, 2020, respectively.
(2) The balance is presented net of allowance for credit losses of $8.7 million and $19.4 million as of September 30, 2021 and December 31, 2020, respectively.
(3) Includes $300.1 million and $267.1 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligations line of the consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.
(4) The balance is presented net of deferred financing cost and discount of $16.9 million and $13.7 million as of September 30, 2021 and December 31, 2020, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Note 8 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and September 30, 2020 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2021	2020	2021	2020
Net income	$38,495	$21,497	$98,651	$21,911
Less: Preferred stock dividends	4,804	3,475	12,040	11,445
Less: Undistributed earnings allocated to preferred stock	4,201	1,283	10,706	—
Net income attributable to common stockholders (for basic and diluted earnings per share)	$29,490	$16,739	$75,905	$10,466

Denominator
Weighted-average common shares outstanding for basic earnings per share	44,185,241	44,405,196	44,245,733	44,348,282
Effect of dilutive shares:
Unvested restricted shares	15,323	15,888	15,737	13,457
Weighted-average common shares outstanding for diluted earnings per share	44,200,564	44,421,084	44,261,470	44,361,739

Basic earnings per share	$0.67	$0.38	$1.72	$0.24
Diluted earnings per share	$0.67	$0.38	$1.71	$0.24

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Note 9 - Stock Transactions
As of September 30, 2021 and December 31, 2020, the Company had 44,162,657 and 44,510,051 shares of common stock outstanding, respectively, including shares issued pursuant to the Company's distribution reinvestment plan (the "DRIP") and unvested restricted shares.
As of September 30, 2021 and December 31, 2020, the Company had 25,567 and 40,515 shares of Series A Preferred Stock outstanding, respectively and 1,400 shares of Series C Preferred Stock outstanding. Additionally, as of September 30, 2021 the Company had 17,950 shares of Series D Preferred Stock outstanding.
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
The following tables present the activity in the Company's Series A Preferred Stock for the period ended September 30, 2021 and September 30, 2020, respectively (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2020	40,515	$202,292
Exchanged for Series D Preferred Stock	(14,950)	(74,748)
Dividends paid in Preferred Stock	2	5
Offering costs	—	(14)
Amortization of offering costs	—	68
Ending Balance, September 30, 2021	25,567	$127,603

	Shares	Amount
Balance, December 31, 2019	40,500	$202,144
Issuance of Preferred Stock	14	70
Dividends paid in Preferred Stock	1	4
Offering costs	—	(9)
Amortization of offering costs	—	71
Ending Balance, September 30, 2020	40,515	$202,280
The following tables present the activity in the Company's Series C Preferred Stock for the period ended September 30, 2021 and September 30, 2020 (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2020	1,400	$6,962
Issuance of Preferred Stock	—	—
Dividends paid in Preferred Stock	—	—
Offering costs	—	—
Amortization of offering costs	—	7
Ending Balance, September 30, 2021	1,400	$6,969

	Shares	Amount
Balance, December 31, 2019	1,400	$6,966
Issuance of Preferred Stock	—	—
Dividends paid in Preferred Stock	—	—
Offering costs	—	(11)
Amortization of offering costs	—	6
Ending Balance, September 30, 2020	1,400	$6,961

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
The following table presents the activity in the Company's Series D Preferred Stock for the period ended September 30, 2021 (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2020	—	$—
Issuance of Preferred Stock	17,950	89,748
Dividends paid in Preferred Stock	—	—
Offering Costs	—	(83)
Amortization of offering costs	—	12
Ending Balance, September 30, 2021	17,950	$89,677
As of September 30, 2020 the Company did not have any Series D Preferred Stock outstanding.
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
The monthly distributions for the first quarter of 2020 were paid at a daily rate equivalent to $1.44 per annum, per share of common stock. Starting with the second quarter 2020 distribution, the 2020 quarterly distributions were paid at a quarterly rate of $0.275 per share of common stock (equivalent to $1.10 per annum). In September 2021, the Company's board of directors declared the following third quarter 2021 dividends: (i) a quarterly cash dividend of $0.355 per share (equivalent to $1.42 per annum), an increase of $0.08 per share compared to the second quarter of 2021, which was paid in October 2021 to holders of record on September 30, 2021, and (ii) a third quarter dividend of $106.22 per share on the Company’s Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, which was paid in October 2021 to holders of record on September 30, 2021. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distribution payments are not assured. Dividends on the Company’s preferred stock, to the extent not declared by the board of directors quarterly, will accrue, and dividends may not be paid on the Company's common stock to the extent there are accrued and unpaid dividends on the Preferred Stock. The amount of dividends paid on the Company’s Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are generally in an amount equal to the dividends a holder of such preferred stock would have received if the preferred stock had been converted into common stock in accordance with its terms, except when the amount of common stock dividends are below the threshold stated in the terms of such preferred stock.
The Company distributed $36.5 million of common stock dividends during the nine months ended September 30, 2021, comprised of $31.4 million in cash and $5.1 million in shares of common stock issued under the DRIP. On June 28, 2021, the Company temporarily suspended the DRIP and as a result, DRIP participants, along with all other holders of the Company’s equity securities, received their second and third quarter 2021 Company dividends in cash. The DRIP was also temporarily suspended for the March 2020 dividend due to COVID-19 related valuation volatility, but was reactivated for the second quarter 2020 dividend. The Company distributed $33.3 million of common stock dividends during the nine months ended September 30, 2020, comprised of $27.1 million in cash and $6.2 million in shares of common stock issued under the DRIP.
As of September 30, 2021 and December 31, 2020, the Company had declared but unpaid common stock distributions of $15.7 million and $12.2 million, respectively. Additionally, as of September 30, 2021 and December 31, 2020, the Company had declared but unpaid Series A Preferred Stock distributions of $2.7 million and $3.3 million, respectively and $0.1 million and $0.1 million of declared but unpaid Series C Preferred stock distributions, respectively. Additionally, as of September 30, 2021 the Company had declared but unpaid Series D Preferred Stock distributions of $1.9 million. These amounts are included in Distributions payable on the Company’s consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Share Repurchase Program
The Company's share repurchase program (the “SRP”) enabled stockholders to sell their shares to the Company for an amount equal to the lesser of (i) the Company’s most recent estimated per-share NAV, as approved by the Company’s board of directors from time to time, and (ii) the Company’s book value per share, computed in accordance with GAAP, multiplied by a percentage equal to (i) 92.5%, if the person seeking repurchase has held his or her shares for a period greater than one year and less than two years; (ii) 95%, if the person seeking repurchase has held his or her shares for a period greater than two years and less than three years; (iii) 97.5%, if the person seeking repurchase has held his or her shares for a period greater than three years and less than four years; or (iv) 100%, if the person seeking repurchase has held his or her shares for a period greater than four years or in the case of requests for death or disability.
Repurchases pursuant to the SRP, when requested, were made semiannually (each six-month period ending June 30 or December 31, a “fiscal semester”). Repurchases for any fiscal semester were limited to a maximum of 2.5% of the weighted average number of shares of common stock outstanding during the previous fiscal year, with a maximum for any fiscal year of 5.0% of the weighted average number of shares of common stock outstanding during the previous fiscal year. Funding for repurchases pursuant to the SRP for any given fiscal semester was limited to proceeds received during that same fiscal semester through the issuance of common stock pursuant to any DRIP in effect from time to time, provided that the Company's board of directors has the power, in its sole discretion, to determine the amount of shares repurchased during any fiscal semester as well as the amount of funds to be used for that purpose. Any repurchase requests received during such fiscal semester were paid at the price, computed as described above on the last day of such fiscal semester. Repurchase requests were honored on a pro rata basis.
The following table reflects the number of shares repurchased under the SRP cumulatively through September 30, 2021:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2020	8,094	4,121,735	$19.88
January 1 - January 31, 2021(1)	1,355	525,580	17.53
February 1 - February 28, 2021	—	—	N/A
March 1 - March 31, 2021(1)	—	—	N/A
April 1 - April 30, 2021	—	—	N/A
May 1 - May 31, 2021(1)	—	—	N/A
June 1 - June 30, 2021	—	—	N/A
July 1 - July 31, 2021(2)	1,424	123,257	17.88
August 1 - August 31, 2021	—	—	N/A
September 1 - September 30, 2021(2)	—	—	N/A
Cumulative as of September 30, 2021	10,873	4,770,572	$19.57
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
(2) Reflects shares repurchased pursuant to repurchase requests submitted for the first semester of 2021, including 1,776 shares which for administrative reasons were processed in September 2021. Pursuant to the terms of the SRP, the Company is only authorized to repurchase up to the amount of proceeds reinvested through our DRIP during the applicable semester. As a result, redemption requests in the amount of 761 shares were not fulfilled for the first semester of 2021.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Note 10 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of September 30, 2021 and December 31, 2020, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	September 30, 2021	December 31, 2020
2021	$26,989	$59,692
2022	41,917	91,420
2023	69,702	69,880
2024	265,295	7,700
2025 and beyond	25,501	—
	$429,404	$228,692
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
Capstead Merger Litigation
Five lawsuits were filed by purported stockholders of Capstead with respect to the Capstead merger. The first suit, styled as Shiva Stein v. Capstead Mortgage Corporation, et al., No. 1:21-cv-7306 (the “Stein Lawsuit”), was filed in the United States District Court for the Southern District of New York on August 31, 2021, and asserts claims against Capstead, members of the Capstead board of directors (the “Capstead Board”) and the Company. The second suit, styled as Matthew Hopkins v. Capstead Mortgage Corporation, et al., No. 1:21-cv-07369 (the “Hopkins Lawsuit”), was filed in the United States District Court for the Southern District of New York on September 1, 2021, and asserts claims against Capstead, members of the Capstead Board, the Company and the Advisor. The third suit, styled as Bryan Harrington v. Capstead Mortgage Corporation, et al., No. 1:21-cv-05080 (the “Harrington Lawsuit”), was filed in the United States District Court for the Eastern District of New York on September 11, 2021, and asserts claims against Capstead and members of the Capstead Board. The fourth suit, styled as Randy Gill v. Capstead Mortgage Corporation, et al., No. 1:21-cv-07973 (the “Gill Lawsuit”), was filed in the United States District Court for the Southern District of New York on September 24, 2021, and asserts claims against Capstead and members of the Capstead Board. The fifth suit, styled as Jordan Wilson v. Capstead Mortgage Corporation, et al., No. 1:21-cv-08147-UA (the “Wilson Lawsuit”), was filed in the United States District Court for the Southern District of New York on October 1, 2021, and asserts claims against Capstead and members of the Capstead Board. Capstead also received demand letters from two purported stockholders, Brett Braafhart and Angelo Fisichella, threatening to assert claims against Capstead and members of the Capstead Board (such demand letters, together with the Stein Lawsuit, the Hopkins Lawsuit, the Harrington Lawsuit, the Gill Lawsuit and the Wilson Lawsuit, the “Lawsuits”).
Each of the Lawsuits alleges that certain of the disclosures in the Capstead proxy statement related to the merger were deficient, and sought preliminary and injunctive relief. While Capstead believed that the disclosures set forth in the proxy statement complied fully with applicable law, in order to address certain disclosure claims in the Lawsuits, minimize the cost, risk and uncertainty inherent in litigation, avoid nuisance and preclude any efforts to delay the completion of the merger, Capstead voluntarily supplemented the proxy statement with certain supplemental disclosures. The Company, as successor to Capstead in the merger, believes the claims asserted in the Lawsuits are without merit and expressly denies all allegations in the Lawsuits, including that any additional disclosure was or is required.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
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
•The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of total return to stockholders, payable monthly in arrears, such that for any year in which total return on stockholders’ capital (as defined in the Advisory Agreement) exceeds 6.0% per annum, our Advisor will be entitled to 15.0% of the excess total return; provided that in no event will the annual subordinated performance fee payable to our Advisor exceed 10.0% of the aggregate total return for such year.
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
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three and nine months ended September 30, 2021 and 2020 and the associated payable as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2021	2020	2021	2020	September 30, 2021	December 31, 2020
Acquisition expenses (1)	$690	$166	$1,012	$483	$—	$—
Administrative services expenses	2,980	3,128	9,532	10,180	2,980	2,940
Asset management and subordinated performance fee	8,265	3,749	19,682	11,399	13,025	4,773
Other related party expenses (2)(3)	146	14	182	685	1,135	1,812
Total related party fees and reimbursements	$12,081	$7,057	$30,408	$22,747	$17,140	$9,525
________________________
(1) Total acquisition expenses paid during the three and nine months ended September 30, 2021 were $2.9 million and $7.5 million respectively, of which $2.2 million and $6.5 million were capitalized within the commercial mortgage loans, held for investment and real estate securities, available for sale, measured at fair value lines of the consolidated balance sheets. Total acquisition expenses paid during the three and nine months ended September 30, 2020 were $2.2 million and $5.0 million respectively, of which $2.0 million and $4.5 million were capitalized within the commercial mortgage loans, held for investment and real estate securities, available for sale, measured at fair value lines of the consolidated balance sheets.
(2) These are related to reimbursable costs incurred related to the increase in loan origination activities and are included in Other expenses in the Company's consolidated statements of operations.
(3) As of September 30, 2021 and December 31, 2020 the related party payables include $1.1 million and $1.8 million of payments made by the Advisor to third party vendors on behalf of the Company.
The payables as of September 30, 2021 and December 31, 2020 in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
Other Transactions
Pursuant to a lending and security agreement with SBL, which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $0.4 million and $1.2 million in interest expense on the lending agreement with SBL for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021 there was $60.0 million outstanding under the lending agreement.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
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
In August 2021 the Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, Jeffersonville Member, LLC (the "Jeffersonville JV") to acquire a $139.5 million triple net lease property in Jeffersonville, GA. The Company has a 79% interest in the Jeffersonville JV, while the affiliate has a 21% interest. The Company invested a total of $109.8 million, made up of $88.7 million in debt and $21.1 million in equity, representing 79% of the ownership interest in the Jeffersonville JV. The affiliate made up the remaining $29.8 million composed of a $24.0 million mortgage note payable and $5.7 million in equity. The Company has control of Jeffersonville JV with 79% ownership and, therefore, consolidates Jeffersonville JV on its consolidated balance sheet. The Company's $88.7 million mortgage note payable to Jeffersonville JV is eliminated in consolidation (see Note 7 - Debt).
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no material transfers between levels within the fair value hierarchy for the period ended September 30, 2021 and December 31, 2020.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of September 30, 2021 and December 31, 2020 (dollars in thousands):

	Total	Level I	Level II	Level III
September 30, 2021
Assets, at fair value
Commercial mortgage loans, held for sale, measured at fair value	$99	$—	$—	$99
Other real estate investments, measured at fair value	2,547	—	—	2,547
Interest rate swaps	—	—	—	—
Total assets, at fair value	$2,646	$—	$—	$2,646

Liabilities, at fair value
Credit default swaps	$—	$—	$—	$—
Treasury note futures	—	—	—	—
Total liabilities, at fair value	$—	$—	$—	$—

December 31, 2020
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$171,136	$—	$171,136	$—
Commercial mortgage loans, held for sale, measured at fair value	67,649	—	—	67,649
Other real estate investments, measured at fair value	2,522	—	—	2,522
Interest rate swaps	25	—	25	—
Total assets, at fair value	$241,332	$—	$171,161	$70,171

Liabilities, at fair value
Credit default swaps	$297	$—	$297	$—
Treasury note futures	106	106	—	—
Total liabilities, at fair value	$403	$106	$297	$—

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. As a result, the unrealized gains and losses for assets and liabilities within the Level III category may include changes in fair value that were attributable to both observable and unobservable inputs. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of September 30, 2021 and December 31, 2020 (dollars in thousands):

Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
September 30, 2021
Commercial mortgage loans, held for sale, measured at fair value	$99	Discounted Cash Flow	Yield	16.6%	15.6% - 17.6%
Other real estate investments, measured at fair value	2,547	Discounted Cash Flow	Yield	11.4%	10.4% - 12.4%

December 31, 2020
Commercial mortgage loans, held for sale, measured at fair value	$67,649	Discounted Cash Flow	Yield	16.6%	15.6% - 17.6%
Other real estate investments, measured at fair value	2,522	Discounted Cash Flow	Yield	13.2%	12.2% - 14.2%
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	September 30, 2021
	Commercial Mortgage Loans, held for sale, measured at fair value	Other Real Estate Investments, measured at fair value
Beginning balance, January 1, 2021	$67,649	$2,522
Transfers into Level III (2)	—	—
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loans, held for sale	22,211	—
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	—	27
Net accretion	—	(2)
Purchases	321,278	—
Sales / paydowns	(411,039)	—
Transfers out of Level III (2)	—	—
Ending Balance, September 30, 2021	$99	$2,547

	December 31, 2020
	Commercial Mortgage Loans, held for sale, measured at fair value	Other Real Estate Investments, measured at fair value
Beginning balance, January 1, 2020	$112,562	$2,557
Transfers into Level III (2)	23,625	—
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loans, held for sale	15,931	—
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	(75)	(32)
Net accretion	—	(3)
Purchases(1)	267,552	—
Sales / paydowns (1)	(328,321)	—
Transfers out of Level III (2)	(23,625)	—
Ending Balance, December 31, 2020	$67,649	$2,522
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans, held for investment and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of September 30, 2021 and December 31, 2020 (dollars in thousands):

		Level	Carrying Amount (1)	Fair Value
September 30, 2021
Commercial mortgage loans, held for investment (1)	Asset	III	$3,263,145	$3,265,960
Collateralized loan obligations	Liability	III	1,792,353	1,811,509
Mortgage note payable	Liability	III	23,998	23,998
Other financing and loan participation - commercial mortgage loans	Liability	III	37,434	37,434
Unsecured debt	Liability	III	60,000	60,000
December 31, 2020
Commercial mortgage loans, held for investment (1)	Asset	III	$2,714,734	$2,724,039
Collateralized loan obligations	Liability	III	1,625,498	1,606,478
Mortgage note payable	Liability	III	29,167	29,167
Other financing and loan participation - commercial mortgage loans	Liability	III	31,379	31,379
________________________
(1) The carrying value is gross of $15.5 million and $20.9 million of allowance for credit losses as of September 30, 2021 and December 31, 2020, respectively.
The fair value of the commercial mortgage loans, held for investment is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The Company estimates the fair value of the collateralized loan obligations using external broker quotes. The fair value of the other financing and loan participation-commercial mortgage loans is generally estimated using a discounted cash flow analysis. At September 30, 2021, the Mortgage note payable and Unsecured debt was recorded at transaction proceeds, which are considered to be the best initial estimate of fair value.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Note 13 - Derivative Instruments
The Company uses derivative instruments primarily to manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.
As of September 30, 2021, the net premiums received on derivative instrument assets were $4.8 million.
The following derivative instruments were outstanding as of September 30, 2021 and December 31, 2020 (dollars in thousands):

		Fair Value
Contract type	Notional	Assets	Liabilities
September 30, 2021
Credit default swaps	$—	$—	$—
Interest rate swaps	17,335	—	—
Treasury note futures	—	—	—
Total	$17,335	$—	$—

December 31, 2020
Credit default swaps	$46,000	$—	$297
Interest rate swaps	32,517	25	—
Treasury note futures	43,500	—	106
Total	$122,017	$25	$403
The following table indicates the net realized and unrealized gains and losses on derivatives, by primary underlying risk exposure, as included in loss on derivative instruments in the consolidated statements of operations for the three and nine months ended September 30, 2021 and September 30, 2020:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss	Unrealized (Gain)/Loss	Realized (Gain)/Loss
Credit default swaps	$(111)	$32	$(289)	$675
Interest rate swaps	(1,282)	1,692	22	414
Treasury note futures	(35)	145	(107)	(1,479)
Options	—	33	—	33
Total	$(1,428)	$1,902	$(374)	$(357)

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss	Unrealized (Gain)/Loss	Realized (Gain)/Loss
Credit default swaps	$101	$206	$(433)	$269
Interest rate swaps	(4,411)	4,516	323	7,462
Treasury note futures	—	—	735	5,284
Options	—	—	—	35
Total	$(4,310)	$4,722	$625	$13,050

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Note 14 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's derivative instruments and repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of September 30, 2021 and December 31, 2020 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral (1)	Net Amount
September 30, 2021
Derivative instruments, at fair value	$—	$—	$—	$—	$—	$—
December 31, 2020
Derivative instruments, at fair value	$25	$—	$25	$—	$—	$25

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral (1)	Net Amount
September 30, 2021
Repurchase agreements - commercial mortgage loans	$550,156	$—	$550,156	$858,613	$5,015	$—
Repurchase agreements - real estate securities	46,531	—	46,531	60,267	—	—
Derivative instruments, at fair value	—	—	—	—	3,886	—
December 31, 2020
Repurchase agreements - commercial mortgage loans	$276,340	$—	$276,340	$496,030	$5,016	$—
Repurchase agreements - real estate securities	186,828	—	186,828	245,956	1,146	—
Derivative instruments, at fair value	403	—	403	—	3,435	—
________________________
(1) These cash collateral amounts are recorded within the Restricted cash balance on the consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
The following table represents the Company's operations by segment for the three and nine months ended September 30, 2021 and September 30, 2020 (dollars in thousands):

Three Months Ended September 30, 2021	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$47,747	$47,166	$—	$581	$—
Revenue from Real Estate Owned	1,015	—	—	—	1,015
Interest expense	11,988	11,263	148	232	345
Net income	38,495	25,056	(148)	3,984	9,603
Total assets as of September 30, 2021	3,635,478	3,436,065	814	57,437	141,162
Three Months Ended September 30, 2020
Interest income	$44,414	$39,944	$3,996	$474	$—
Revenue from Real Estate Owned	1,017	—	—	—	1,017
Interest expense	15,113	10,194	3,393	494	1,032
Net income	21,497	25,158	(3,797)	(162)	298
Total assets as of December 31, 2020	3,189,761	2,866,790	175,088	105,364	42,519

Nine Months Ended September 30, 2021	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$138,969	$135,945	$461	$2,563	$—
Revenue from Real Estate Owned	2,447	—	—	—	2,447
Interest expense	35,994	34,887	720	812	1,014
Net income	98,651	74,745	(196)	13,434	10,667
Total assets as of September 30, 2021	3,635,478	3,436,065	814	57,437	141,162
Nine Months Ended September 30, 2020
Interest income	$135,509	$123,284	$9,870	$2,355	$—
Revenue from Real Estate Owned	3,474	—	—	—	3,474
Interest expense	54,740	43,735	7,670	1,735	1,600
Net income	21,911	40,273	(7,947)	(8,290)	(2,125)
Total assets as of December 31, 2020	3,189,761	2,866,790	175,088	105,364	42,519
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Note 16 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q.
Reverse Stock Split and Stock Dividend
In accordance with the terms of the Merger Agreement (as defined below), on October 6, 2021, the Company filed Articles of Amendment to the Company’s Charter (the “Articles of Amendment”) with the State Department of Assessments and Taxation of Maryland (the “SDAT”) to effect (a) a Company name change and (b) a one-for-ten reverse stock split (the “Reverse Stock Split”). Pursuant to the Articles of Amendment, effective as of 9:00 a.m. eastern time on October 12, 2021, the Company’s name changed to “Franklin BSP Realty Trust, Inc.,” and effective as of the close of business on October 12, 2021, each outstanding share of the Company’s Common Stock, automatically combined into 1/10th of a share of Common Stock. Fractional shares that were created as a result of the Reverse Stock Split remained outstanding. As a result of the Reverse Stock Split, the number of outstanding shares of Common Stock of the Company as of the date of the Reverse Stock Split were reduced to approximately 4.5 million shares.
In addition, also on October 6, 2021 the Company filed Articles Supplementary (the “Articles Supplementary”) to the Company’s charter with the SDAT, with an effective date of October 12, 2021. The Articles Supplementary (a) reclassified 50,000,000 shares of authorized but unissued shares of Common Stock as preferred stock, $0.01 par value per share, as a result of which the Company is authorized to issue 900,000,000 shares of Common Stock and 100,000,000 shares of preferred stock under the charter, and (b) designated and classified 40,000,000 shares of preferred stock as a new series of Series F Preferred Stock, with the rights, preferences and obligations set forth in the Articles Supplementary.
Also in accordance with the terms of the Merger Agreement, on October 4, 2021, the Board declared a stock dividend (the “Stock Dividend”) on the outstanding shares of Common Stock, payable at a rate of nine shares of Series F Preferred Stock for each share of Common Stock issued and outstanding following the Reverse Stock Split on October 12, 2021. The record date used to determine the list of holders of Common Stock eligible to receive the Stock Dividend (following the Reverse Stock Split) was set by the Board as October 7, 2021. As a result of the Reverse Stock Split, holders of Common Stock collectively received 39,733,298 shares of Series F Preferred Stock.
The Reverse Stock Split and Stock Dividend resulted in each stockholder of Common Stock having the same economic value of equity securities in the Company as such holder did prior to the Reverse Stock Split and Stock Dividend, except that each such holder now has 10% of their holdings in Common Stock and 90% of their holdings in Series F Preferred Stock. Each share (or fractional share) of Series F Preferred Stock will automatically convert into one share of Common Stock (or equivalent fractional share, as applicable) on April 19, 2022.
Interim Common Stock Dividend
On October 11, 2021, the Company’s board of directors declared an interim fourth quarter of 2021 dividend on the Common Stock and Series F Preferred Stock of $0.07 per share. The board of directors also declared an interim fourth quarter of 2021 dividend of $20.94 per share on the Company’s Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock convertible preferred stock. The dividends were paid on or about October 18, 2021 to stockholders of record as of October 13, 2021.
Merger with Capstead Mortgage Corporation
On October 19, 2021 (the “Closing Date”), the Company consummated the transactions contemplated by that certain Agreement and Plan of Merger, dated as of July 25, 2021, as amended pursuant to that certain First Amendment to Agreement and Plan of Merger, dated as of September 22, 2021 (as amended, the “Merger Agreement”), by and among the Company, Rodeo Sub I, LLC (“Merger Sub”), Capstead Mortgage Corporation (“Capstead”) and, solely for the purposes set forth therein, the Advisor. Pursuant to the Merger Agreement, on the Closing Date, Capstead merged with and into Merger Sub, with Merger Sub continuing as the surviving company (the “Merger”).
At the effective time of the merger (the "Effective Time"), each outstanding share of common stock, par value $0.01 per share, of Capstead (the “Capstead Common Stock”) (other than shares held by the Company or Merger Sub or by any wholly owned subsidiary of the Company or Merger Sub or any wholly owned subsidiary of Capstead immediately prior to the Effective Time, which were automatically canceled and retired and ceased to exist) was cancelled and converted into the right to receive:
•from the Company, (A) 0.3288 newly-issued shares of the Company's Common Stock (the “Per Share Stock Consideration”); and (B) a cash amount equal to $0.21 per share (the “Per Share Cash Consideration” and together with the Per Share Stock Consideration, the “Per Common Share FBRT Consideration”); and

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
•from the Advisor, a cash amount equal to $0.73 per share (the “Advisor Cash Consideration” and together with the Per Common Share FBRT Consideration, the “Total Per Common Share Consideration”).
No fractional shares of Common Stock were issued in the Merger, and the value of any fractional interests to which a former holder of Capstead Common Stock is otherwise entitled will be paid in cash.
Additionally, at the Effective Time, (i) each outstanding share of Capstead’s 7.50% Series E Cumulative Redeemable Preferred Stock, $0.10 par value per share (“Capstead Preferred Stock”), was cancelled and converted into the right to receive one newly-issued share of the Company's Series E Preferred Stock, which has the rights, preferences, and privileges and voting powers materially the same as those of the Capstead Preferred Stock.The Company filed Articles Supplementary to the Company’s charter with the SDAT, with an effective date of October 19, 2021, which designated and classified 10,329,039 shares of preferred stock as a new series of Series E Preferred Stock, with the rights, preferences and obligations set forth in the Articles Supplementary.
Furthermore, effective immediately prior to the Effective Time, all outstanding restricted stock under Capstead’s Amended and Restated 2014 Flexible Incentive Plan (the “Capstead Plan”) automatically became fully vested and non-forfeitable, and all shares of Capstead Common Stock represented thereby became eligible to receive the Total Per Common Share Consideration. Also effective immediately prior to the Effective Time, all outstanding awards of performance units under the Capstead Plan automatically became earned and vested at the conversion rate of one share of Capstead Common Stock for each outstanding performance unit, and all shares of Capstead Common Stock represented thereby became eligible to receive the Total Per Common Share Consideration. Each outstanding dividend equivalent right under the Capstead Plan was automatically cancelled as of the Effective Time; provided that any accrued amounts that were not paid as of immediately prior to the Effective Time were paid to the holders thereof at the Effective Time (or will be as soon as practicable thereafter but in no event later than the first payroll date following the Effective Time).
The issuances of shares of Common Stock and Series E Preferred Stock in connection with the Merger were registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s registration statement on Form S-4 (Registration No. 333-258947), which was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on September 3, 2021 (as amended or supplemented, the “S-4 Registration Statement”). The proxy statement/prospectus included in the S-4 Registration Statement contains additional information regarding the Merger.
Per the terms of the transactions described in the Merger Agreement, approximately 32.1 million shares of Common Stock were issued in connection with the Merger to former Capstead common stockholders, and the Company paid $20.5 million in cash consideration to former Capstead common stockholders. In addition, the Company issued 10.3 million shares of Series E Preferred Stock to former holders of Capstead Preferred Stock. In addition, both the Company’s Common Stock and Series E Preferred Stock were listed on the New York Stock Exchange (“NYSE”) on October 19, 2021, under the ticker symbols “FBRT” and “FBRT PRE,” respectively.
In addition, in connection with the listing of the Common Stock on the NYSE, on October 19, 2021, each outstanding share of the Company’s Series A Preferred Stock converted into 299.2 shares of Common Stock, pursuant to the terms of the Series A Preferred Stock, resulting in the issuance of 7,649,632 shares of Common Stock. Each such holder remains subject to the lock-up agreement signed with the Advisor at the time of the investment in the Series A Preferred Stock, which will restrict sales of the Common Stock received upon conversion until April 17, 2022.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
7.50% Series E cumulative redeemable preferred stock
At the closing of the Capstead merger on October 19, 2021, the Company issued one share of the Company’s 7.50% Series E cumulative redeemable preferred stock (“Series E Preferred Stock”) for each outstanding share of Capstead’s 7.50% Series E preferred stock.
Maturity
The Series E Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Shares of the Series E Preferred Stock will remain outstanding indefinitely unless the Company decides to redeem or otherwise repurchase them or they become convertible and are converted as described below under “—Change of Control Conversion Right.” The Company is not required to set apart for payment the funds to redeem the Series E Preferred Stock.
Ranking
The Series E Preferred Stock ranks, with respect to rights to the payment of dividends and the distribution of assets upon its liquidation, dissolution or winding up:
1.senior to all classes or series of our common stock, of Series F Preferred Stock and to all other equity securities issued by the Company other than equity securities referred to in clauses (2) and (3) below;
2.on a parity with all Series C Preferred Stock, Series D Preferred Stock and all other equity securities issued by the Company with terms specifically providing that those equity securities rank on a parity with the Series E Preferred Stock, with respect to rights to the payment of dividends and the distribution of assets upon our liquidation, dissolution or winding up;
3. junior to all equity securities issued by the Company with terms specifically providing that those equity securities rank senior to the Series E Preferred Stock with respect to rights to the payment of dividends and the distribution of assets upon its liquidation, dissolution or winding up (please see the section entitled “—Limited Voting Rights” below); and
4.effectively junior to all of the Company’s existing and future indebtedness (including indebtedness convertible to its common stock or preferred stock, if any) and to the indebtedness of its existing subsidiaries and any future subsidiaries.
Dividends
Holders of shares of the Series E Preferred Stock are entitled to receive, when, as and if authorized by our board of directors and declared by the Company, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 7.50% of the $25.00 per share liquidation preference per annum (equivalent to $1.875 per annum per share). Dividends on the Series E Preferred Stock shall accumulate daily and be cumulative from, and including, October 15, 2021 and shall be payable quarterly in arrears on the 15th day of each January, April, July and October (each, a “dividend payment date”) with respect to the immediately preceding dividend period; provided that if any dividend payment date is not a business day, as defined in the Articles Supplementary for the Series E Preferred Stock, then the dividend which would otherwise have been payable on that dividend payment date may be paid on the next succeeding business day and no interest, additional dividends or other sums will accumulate on the amount so payable for the period from and after that dividend payment date to that next succeeding business day. Any dividend payable on the Series E Preferred Stock, including dividends payable for any partial dividend period, will be computed on the basis of a 360-day year consisting of twelve 30-day months. Dividends will be payable to holders of record as they appear in our stock records for the Series E Preferred Stock at the close of business on the applicable record date, which shall be the last day of the calendar quarter, whether or not a business day, immediately preceding the applicable dividend payment date (each, a “dividend record date”).
No dividends on shares of the Series E Preferred Stock shall be authorized by our board of directors or paid or set apart for payment by the Company at any time when the terms and provisions of any agreement of the Company, including any agreement relating to its indebtedness, prohibit the authorization, payment or setting apart for payment thereof or provide that the authorization, payment or setting apart for payment thereof would constitute a breach of the agreement or a default under the agreement, or if the authorization, payment or setting apart for payment shall be restricted or prohibited by law.
Notwithstanding the foregoing, dividends on the Series E Preferred Stock will accumulate whether or not the Company has earnings, whether or not there are funds legally available for the payment of those dividends and whether or not those dividends are declared. No interest, or sum in lieu of interest, will be payable in respect of any dividend payment or payments on the Series E Preferred Stock which may be in arrears, and holders of the Series E Preferred Stock will not be entitled to any dividends in excess of full cumulative dividends described above. Any dividend payment made on the Series E Preferred Stock shall first be credited against the earliest accumulated but unpaid dividend due with respect to those shares.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Unless full cumulative dividends on the Series E Preferred Stock have been or contemporaneously are declared and paid or declared and a sum sufficient for the payment thereof is set apart for payment for all past dividend periods, no dividends (other than in shares of common stock or in shares of any series of preferred stock that the Company may issue ranking junior to the Series E Preferred Stock as to dividends and upon liquidation) shall be declared or paid or set apart for payment upon shares of the Company’s common stock or preferred stock that the Company may issue ranking junior to or on a parity with the Series E Preferred Stock as to dividends or upon liquidation. Nor shall any other distribution be declared or made upon shares of the Company’s common stock or preferred stock that the Company may issue ranking junior to or on a parity with the Series E Preferred Stock as to dividends or upon liquidation. In addition, any shares of the Company’s common stock or preferred stock that the Company may issue ranking junior to or on a parity with the Series E Preferred Stock as to dividends or upon liquidation shall not be redeemed, purchased or otherwise acquired for any consideration (or any moneys be paid to or made available for a sinking fund for the redemption of any such shares) by the Company (except by conversion into or exchange for the Company’s other capital stock that it may issue ranking junior to the Series E Preferred Stock as to dividends and upon liquidation and except for transfers made pursuant to the provisions of our Articles of Amendment and Restatement (the “Charter”) relating to restrictions on transfer and ownership of our capital stock). The foregoing shall not, however, prevent the purchase or acquisition by the Company of shares of any class or series of stock pursuant to the provision of Article V of the Charter relating to restrictions on transfer and ownership or pursuant to a purchase or exchange offer made on the same terms to holders of all outstanding shares of the Series E Preferred Stock and any preferred stock that the Company may issue ranking on parity with the Series E Preferred Stock as to dividends or upon liquidation.
When dividends are not paid in full (or a sum sufficient for such full payment is not so set apart) upon the Series E Preferred Stock and the shares of any other series of preferred stock that the Company may issue ranking on a parity as to dividends with the Series E preferred stock, all dividends declared upon the Series E Preferred Stock and such other series of preferred stock shall be declared pro rata so that the amount of dividends declared per share of the Series E Preferred Stock and such other series of preferred stock shall in all cases bear to each other the same ratio that accumulated dividends per share on the Series E Preferred Stock and such other series of preferred stock (which shall not include any accrual in respect of unpaid dividends for prior dividend periods if such preferred stock does not have a cumulative dividend) bear to each other. No interest, or sum of money in lieu of interest, shall be payable in respect of any dividend payment or payments on the Series E Preferred Stock which may be in arrears.
Liquidation Preference
In the event of the Company’s voluntary or involuntary liquidation, dissolution or winding up, the holders of shares Series E Preferred Stock will be entitled to be paid out of the assets the Company has legally available for distribution to its stockholders, subject to the preferential rights of the holders of any class or series of its stock the Company may issue ranking senior to the Series E Preferred Stock with respect to the distribution of assets upon liquidation, dissolution or winding up, a liquidation preference of $25.00 per share, plus an amount equal to any accumulated and unpaid dividends to, but not including, the date of payment, before any distribution of assets is made to holders of the Common Stock or any other class or series of its stock the Company may issue that ranks junior to the Series E Preferred Stock as to liquidation rights.
In the event that, upon any such voluntary or involuntary liquidation, dissolution or winding up, our available assets are insufficient to pay the amount of the liquidating distributions on all outstanding shares of the Series E Preferred Stock and the corresponding amounts payable on all shares of other classes or series of the Company’s capital stock that the Company may issue ranking on a parity with the Series E Preferred Stock in the distribution of assets, then the holders of the Series E Preferred Stock and all other such classes or series of capital stock shall share ratably in any such distribution of assets in proportion to the full liquidating distributions to which they would otherwise be respectively entitled.
Holders of the Series E Preferred Stock will be entitled to written notice of any such liquidation no fewer than 30 days and no more than 60 days prior to the payment date. After payment of the full amount of the liquidating distributions to which they are entitled, the holders of the Series E Preferred Stock will have no right or claim to any of the Company’s remaining assets. The consolidation or merger of the Company with or into any other corporation, trust or entity or of any other entity with or into the Company, or the sale, lease, transfer or conveyance of all or substantially all of the Company’s property or business, shall not be deemed to constitute a liquidation, dissolution or winding up of the Company (although such events may give rise to the special optional redemption and contingent conversion rights described below).
In determining whether a distribution (other than upon voluntary or involuntary liquidation), by dividend, redemption or other acquisition of shares of stock of the Company or otherwise, is permitted under Maryland law, amounts that would be needed, if the Company were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of holders of shares of the Series E Preferred Stock shall not be added to our total liabilities.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Redemption
As s provided in our Charter, the Company may purchase or redeem shares of the Series E Preferred Stock in order to preserve its qualification as a REIT. Please see the section entitled “Restrictions on Ownership and Transfer.”
Optional Redemption. The Company may, at its option, upon not less than 30 nor more than 60 days’ written notice, redeem the Series E Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon to, but not including, the date fixed for redemption.
Special Optional Redemption Upon Change of Control. Upon the occurrence of a Change of Control, the Company may, at its option, upon not less than 30 nor more than 60 days’ written notice, redeem the Series E Preferred Stock, in whole or in part, within 120 days after the first date on which such Change of Control occurred, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon to, but not including, the date fixed for redemption. If, prior to the Change of Control Conversion Date, the Company has provided notice of its election to redeem some or all of the shares of Series E Preferred Stock (whether pursuant to our optional redemption right described above under “—Optional Redemption” or this special optional redemption right), the holders of Series E Preferred Stock will not have the Change of Control Conversion Right (as defined below) described below under “—Change of Control Conversion Right” with respect to the shares called for redemption.
A “Change of Control” is deemed to occur when, after the original issuance of the Series E Preferred Stock, the following have occurred and are continuing:
•the acquisition by any person, including any syndicate or group deemed to be a “person” under Section 13(d)(3) of the Exchange Act, of beneficial ownership, directly or indirectly, through a purchase, merger or other acquisition transaction or series of purchases, mergers or other acquisition transactions of the Company’s stock entitling that person to exercise more than 50% of the total voting power of all our stock entitled to vote generally in the election of the Company’s directors (except that such person will be deemed to have beneficial ownership of all securities that such person has the right to acquire, whether such right is currently exercisable or is exercisable only upon the occurrence of a subsequent condition); and
•following the closing of any transaction referred to in the bullet point above, neither the Company nor the acquiring or surviving entity has a class of common securities (or American Depositary Receipts representing such securities) listed on the NYSE, the NYSE American or the Nasdaq, or listed or quoted on an exchange or quotation system that is a successor to the NYSE, the NYSE American or Nasdaq.
Redemption Procedures. In the event the Company elects to redeem Series E Preferred Stock, the notice of redemption will be mailed to each holder of record of the Series E Preferred Stock called for redemption at such holder’s address as it appears on our stock transfer records and will state the following:
•the redemption date;
•the number of shares of the Series E Preferred Stock to be redeemed;
•the redemption price;
•the place or places where certificates (if any) for the Series E Preferred Stock are to be surrendered for payment of the redemption price;
•that dividends on the shares to be redeemed will cease to accumulate on the redemption date;
•whether such redemption is being made pursuant to the provisions described above under “—Optional Redemption” or “—Special Optional Redemption Upon Change of Control”;
•if applicable, that such redemption is being made in connection with a Change of Control and, in that case, a brief description of the transaction or transactions constituting such Change of Control; and
•if such redemption is being made in connection with a Change of Control, that the holders of the shares of the Series E Preferred Stock being so called for redemption will not be able to tender such shares of the Series E Preferred Stock for conversion in connection with the Change of Control and that each share of the Series E Preferred Stock tendered for conversion that is called, prior to the Change of Control Conversion Date (as defined below), for redemption will be redeemed on the related date of redemption instead of converted on the Change of Control Conversion Date.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
If less than all of the Series E Preferred Stock held by any holder is to be redeemed, the notice mailed to such holder shall also specify the number of shares of the Series E Preferred Stock held by such holder to be redeemed. No failure to give such notice or any defect thereto or in the mailing thereof shall affect the validity of the proceedings for the redemption of any shares of the Series E Preferred Stock, except as to the holder to whom notice was defective or not given.
Holders of shares of the Series E Preferred Stock to be redeemed shall surrender the Series E Preferred Stock at the place designated in the notice of redemption and shall be entitled to the redemption price and any accumulated and unpaid dividends payable upon the redemption following the surrender. If notice of redemption of any shares of the Series E Preferred Stock has been given and if the Company has irrevocably set apart for payment the funds necessary for redemption in trust for the benefit of the holders of the shares of the Series E Preferred Stock so called for redemption, then from and after the redemption date (unless default shall be made by the Company in providing for the payment of the redemption price plus accumulated and unpaid dividends, if any), dividends will cease to accumulate on those shares of the Series E Preferred Stock, those shares of the Series E Preferred Stock shall no longer be deemed outstanding and all rights of the holders of those shares will terminate, except the right to receive the redemption price plus accumulated and unpaid dividends, if any, payable upon redemption. If any redemption date is not a business day, then the redemption price and accumulated and unpaid dividends, if any, payable upon redemption may be paid on the next business day and no interest, additional dividends or other sums will accumulate on the amount payable for the period from and after that redemption date to that next business day. If less than all of the outstanding Series E Preferred Stock is to be redeemed, the Series E Preferred Stock to be redeemed shall be selected pro rata (as nearly as may be practicable without creating fractional shares) or by any other equitable method the Company determines but that will not result in the automatic transfer of any shares of the Series E Preferred Stock to a trust as described under “—Restrictions on Ownership and Transfer.”
Immediately prior to any redemption of the Series E Preferred Stock, the Company shall pay, in cash, any accumulated and unpaid dividends to, but not including, the redemption date, unless a redemption date falls after a dividend record date and prior to the corresponding dividend payment date, in which case each holder of the Series E Preferred Stock at the close of business on such dividend record date shall be entitled to the dividend payable on such shares on the corresponding dividend payment date notwithstanding the redemption of such shares before such dividend payment date. Except as provided above, the Company will make no payment or allowance for unpaid dividends, whether or not in arrears, on shares of the Series E Preferred Stock to be redeemed.
Unless full cumulative dividends on all shares of the Series E Preferred Stock shall have been or contemporaneously are declared and paid or declared and a sum sufficient for the payment thereof has been or contemporaneously is set apart for payment for all past dividend periods, no shares of the Series E Preferred Stock shall be redeemed unless all outstanding shares of the Series E Preferred Stock are simultaneously redeemed, and the Company shall not purchase or otherwise acquire directly or indirectly any shares of the Series E Preferred Stock (except by exchanging it for our capital stock ranking junior to the Series E Preferred Stock as to dividends and upon liquidation); provided, however, that the foregoing shall not prevent the purchase or acquisition by the Company of shares of the Series E Preferred Stock to preserve its REIT status or pursuant to a purchase or exchange offer made on the same terms to holders of all outstanding shares of the Series E Preferred Stock.
Subject to applicable law, the Company may purchase shares of the Series E Preferred Stock in the open market, by tender or by private agreement. Any shares of the Series E Preferred Stock that the Company acquires may be retired and re-classified as authorized but unissued shares of preferred stock, without designation as to class or series, and may thereafter be reissued as any class or series of preferred stock.
Change of Control Conversion Right
Upon the occurrence of a Change of Control, each holder of the Series E Preferred Stock will have the right (unless, prior to the Change of Control Conversion Date, the Company has provided notice of its election to redeem some or all of the shares of the Series E Preferred Stock held by such holder as described above under “—Redemption—Optional Redemption” or “—Redemption—Special Optional Redemption Upon Change of Control,” in which case such holder will have the right only with respect to shares of the Series E Preferred Stock that are not called for redemption) to convert some or all of the shares of the Series E Preferred Stock held by such holder (the “Change of Control Conversion Right”) on the Change of Control Conversion Date into a number of shares of the Company’s common stock per share of the Series E Preferred Stock (the “common stock Conversion Consideration”) equal to the lesser of:

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
•the quotient obtained by dividing (i) the sum of the $25.00 liquidation preference per share of the Series E Preferred Stock plus the amount of any accumulated and unpaid dividends thereon to, but not including, the Change of Control Conversion Date (unless the Change of Control Conversion Date is after a dividend record date and prior to the corresponding dividend payment date for the Series E Preferred Stock, in which case no additional amount for such accumulated and unpaid dividends will be included in this sum) by (ii) the Common Stock Price, as defined below (such quotient, the “Conversion Rate”); and
•a number to be determined as of the effective time of the Merger (the “Share Cap”), equal to (A) 3.81388 multiplied by (B) a fraction in which (i) the numerator is equal to the sum of (x) the Per Share Cash Consideration, (y) Advisor Cash Consideration per share and (z) the product of (1) the Per Share Stock Consideration and (2) the most recently reported GAAP book value per share of common stock prior to the Closing, and (ii) the denominator is the most recently reported GAAP book value per share of common stock prior to the Closing, subject to certain adjustments as described below.
Except as set forth in the Articles Supplementary for the Series E Preferred Stock and as otherwise required by law, the persons who are the holders of record of shares of the Series E Preferred Stock at the close of business on a dividend record date will be entitled to receive the dividend payable on the corresponding dividend payment date notwithstanding the conversion of those shares after such dividend record date and on or prior to such dividend payment date and, in such case, the full amount of such dividend shall be paid on such dividend payment date to the persons who were the holders of record at the close of business on such dividend record date. Except as provided above, the Company will make no allowance for unpaid dividends that are not in arrears on the shares of the Series E Preferred Stock to be converted.
The Share Cap is subject to pro rata adjustments for any share splits (including those effected pursuant to a distribution of the Company’s common stock to existing holders of its common stock), subdivisions or combinations (in each case, a “Share Split”) with respect to our common stock as follows: the adjusted Share Cap as the result of a Share Split will be the number of shares of the Company’s common stock that is equivalent to the product obtained by multiplying (i) the Share Cap in effect immediately prior to such Share Split by (ii) a fraction, the numerator of which is the number of shares of the Company’s common stock outstanding immediately after giving effect to such Share Split and the denominator of which is the number of shares of the Company’s common stock outstanding immediately prior to such Share Split.
For the avoidance of doubt, subject to the immediately succeeding sentence, the aggregate number of shares of the Company’s common stock (or equivalent Alternative Conversion Consideration (as defined below), as applicable) issuable or deliverable, as applicable, in connection with the exercise of the Change of Control Conversion Right will not exceed the product of the Share Cap times the aggregate number of shares of the Series E Preferred Stock issued and outstanding at the Change of Control Conversion Date (or equivalent Alternative Conversion Consideration, as applicable) (the “Exchange Cap”). The Exchange Cap is subject to pro rata adjustments for any Share Splits on the same basis as the corresponding adjustment to the Share Cap.
In the case of a Change of Control pursuant to which our common stock is or will be converted into cash, securities or other property or assets (including any combination thereof) (the “Alternative Form Consideration”), a holder of the Series E Preferred Stock will receive upon conversion of such shares of the Series E Preferred Stock, the kind and amount of Alternative Form Consideration which such holder would have owned or been entitled to receive upon the Change of Control had such holder held a number of shares of the Company’s common stock equal to the common stock Conversion Consideration immediately prior to the effective time of the Change of Control (the “Alternative Conversion Consideration”); the common stock Conversion Consideration or the Alternative Conversion Consideration, whichever shall be applicable to a Change of Control, is referred to as the “Conversion Consideration”).
If the holders of the Company’s common stock have the opportunity to elect the form of consideration to be received in the Change of Control, the consideration in respect of such Change of Control will be deemed to be the kind and amount of consideration actually received by holders of a majority of the outstanding shares of the Company’s common stock that made or voted for such an election (if electing between two types of consideration) or holders of a plurality of the outstanding shares of the Company’s common stock that made or voted for such an election (if electing between more than two types of consideration), as the case may be, and will be subject to any limitations to which all holders of the Company’s common stock are subject, including, without limitation, pro rata reductions applicable to any portion of the consideration payable in such Change of Control.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
The Company will not issue fractional shares of its common stock upon the conversion of the Series E Preferred Stock in connection with a Change of Control. Instead, the Company will make a cash payment equal to the value of such fractional shares based upon the Common Stock Price used in determining the common stock Conversion Consideration for such Change of Control.
Within 15 days following the occurrence of a Change of Control, provided that the Company has not then exercised its right to redeem all shares of the Series E Preferred Stock pursuant to the redemption provisions described above, the Company will provide to holders of the Series E Preferred Stock a notice of occurrence of the Change of Control that describes the resulting Change of Control Conversion Right. This notice will state the following:
•the events constituting the Change of Control;
•the date of the Change of Control;
•the last date on which the holders of the Series E Preferred Stock may exercise their Change of Control Conversion Right;
•the method and period for calculating the Common Stock Price;
•the Change of Control Conversion Date;
•that if, prior to the Change of Control Conversion Date, the Company has provided notice of its election to redeem all or any shares of the Series E Preferred Stock, holders will not be able to convert the shares of the Series E Preferred Stock called for redemption and such shares will be redeemed on the related redemption date, even if such shares have already been tendered for conversion pursuant to the Change of Control Conversion Right;
•if applicable, the type and amount of Alternative Conversion Consideration entitled to be received per share of the Series E Preferred Stock;
•the name and address of the paying agent, transfer agent and conversion agent for the Series E Preferred Stock;
•the procedures that the holders of the Series E Preferred Stock must follow to exercise the Change of Control Conversion Right (including procedures for surrendering shares for conversion through the facilities of a Depositary (as defined below)), including the form of conversion notice to be delivered by such holders as described below; and
•the last date on which holders of the Series E Preferred Stock may withdraw shares surrendered for conversion and the procedures that such holders must follow to effect such a withdrawal.
Under such circumstances, the Company also will issue a press release containing such notice for publication on Dow Jones & Company, Inc., Business Wire, PR Newswire or Bloomberg Business News (or, if these organizations are not in existence at the time of issuance of the press release, such other news or press organization as is reasonably calculated to broadly disseminate the relevant information to the public), and post a notice on our website, in any event prior to the opening of business on the first business day following any date on which the Company provides the notice described above to the holders of the Series E Preferred Stock.
To exercise the Change of Control Conversion Right, the holders of the Series E Preferred Stock will be required to deliver, on or before the close of business on the Change of Control Conversion Date, the certificates (if any) representing the shares of the Series E Preferred Stock to be converted, duly endorsed for transfer (or, in the case of any shares of the Company Series E Preferred Stock held in book-entry form through a Depositary, to deliver, on or before the close of business on the Change of Control Conversion Date, the shares of the Company Series E Preferred Stock to be converted through the facilities of such Depositary), together with a written conversion notice in the form provided by the Company, duly completed, to its transfer agent. The conversion notice must state:
•the relevant Change of Control Conversion Date;
•the number of shares of the Series E Preferred Stock to be converted; and
•that the shares of the Series E Preferred Stock are to be converted pursuant to the applicable provisions of the Series E Preferred Stock.
The “Change of Control Conversion Date” is the date the Series E Preferred Stock is to be converted, which will be a business day selected by the Company that is no fewer than 20 days nor more than 35 days after the date on which the Company provides the notice described above to the holders of the Series E Preferred Stock.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
The “Common Stock Price” is (i) if the consideration to be received in the Change of Control by the holders of the Company’s common stock is solely cash, the amount of cash consideration per share of its common stock or (ii) if the consideration to be received in the Change of Control by holders of the Company’s common stock is other than solely cash (x) the average of the closing sale prices per share of the Company common stock (or, if no closing sale price is reported, the average of the closing bid and ask prices per share or, if more than one in either case, the average of the average closing bid and the average closing ask prices per share) for the ten consecutive trading days immediately preceding, but not including, the date on which such Change of Control occurred as reported on the principal U.S. securities exchange on which our common stock is then traded, or (y) the average of the last quoted bid prices for our common stock in the over-the-counter market as reported by Pink OTC Markets Inc. or similar organization for the ten consecutive trading days immediately preceding, but not including, the date on which such Change of Control occurred, if our common stock is not then listed for trading on a U.S. securities exchange.
Holders of the Series E Preferred Stock may withdraw any notice of exercise of a Change of Control Conversion Right (in whole or in part) by a written notice of withdrawal delivered to our transfer agent prior to the close of business on the business day prior to the Change of Control Conversion Date. The notice of withdrawal delivered by any holder must state:
•the number of withdrawn shares of the Series E Preferred Stock;
•if certificated Series E Preferred Stock has been surrendered for conversion, the certificate numbers of the withdrawn shares of the Series E Preferred Stock; and
•the number of shares of the Series E Preferred Stock, if any, which remain subject to the holder’s conversion notice.
Notwithstanding the foregoing, if any shares of the Series E Preferred Stock are held in book-entry form through The Depository Trust Company (“DTC”) or a similar depositary (each, a “Depositary”), the conversion notice and/or the notice of withdrawal, as applicable, must comply with applicable procedures, if any, of the applicable Depositary.
Series E Preferred Stock as to which the Change of Control Conversion Right has been properly exercised and for which the conversion notice has not been properly withdrawn will be converted into the applicable Conversion Consideration in accordance with the Change of Control Conversion Right on the Change of Control Conversion Date, unless prior to the Change of Control Conversion Date the Company has provided notice of its election to redeem some or all of the shares of the Series E Preferred Stock, as described above under “—Redemption—Optional Redemption” or “—Redemption—Special Optional Redemption Upon Change of Control,” in which case only the shares of the Series E Preferred Stock properly surrendered for conversion and not properly withdrawn that are not called for redemption will be converted as aforesaid. If the Company elects to redeem shares of the Series E Preferred Stock that would otherwise be converted into the applicable Conversion Consideration on a Change of Control Conversion Date, such shares of the Series E Preferred Stock will not be so converted and the holders of such shares will be entitled to receive on the applicable redemption date the redemption price described above under “—Redemption—Optional Redemption” or “—Redemption—Special Optional Redemption Upon Change of Control,” as applicable.
The Company will deliver all securities, cash and any other property owing upon conversion no later than the third business day following the Change of Control Conversion Date. Notwithstanding the foregoing, the persons entitled to receive any shares of the Company’s common stock or other securities delivered on conversion will be deemed to have become the holders of record thereof as of the Change of Control Conversion Date.
In connection with the exercise of any Change of Control Conversion Right, the Company will comply with all federal and state securities laws and stock exchange rules in connection with any conversion of shares of the Series E Preferred Stock into shares of the Company’s common stock or other property. Notwithstanding any other provision of the Series E Preferred Stock, no holder of the Series E Preferred Stock will be entitled to convert such shares of the Series E Preferred Stock into shares of the Company’s common stock to the extent that receipt of such shares of common stock would cause such holder (or any other person) to exceed the applicable share ownership limitations contained in our Charter. Please see the section entitled “Restrictions on Ownership and Transfer.”
The Change of Control conversion feature may make it more difficult for a third party to acquire the Company or discourage a party from acquiring it.
Except as provided above in connection with a Change of Control, the Series E Preferred Stock is not convertible into or exchangeable for any other securities or property.
Limited Voting Rights
Holders of the Series E Preferred Stock do not have any voting rights, except as set forth below.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Whenever dividends on any shares of the Series E Preferred Stock are in arrears for six or more quarterly dividend periods, whether or not consecutive, the number of directors constituting the Board will be automatically increased by two (if not already increased by two by reason of the election of directors by the holders of any other class or series of the Company’s preferred stock the Company has issued or may issue upon which like voting rights have been conferred and are exercisable and with which the Series E Preferred Stock is entitled to vote as a class with respect to the election of those two directors), and the holders of the Series E Preferred Stock, voting as a single class with all other classes or series of preferred stock the Company has issued or may issue upon which like voting rights have been conferred and are exercisable and which are entitled to vote as a class with the Series E Preferred Stock in the election of those two directors will be entitled to vote for the election of those two additional directors at a special meeting called by the Company at the request of the holders of record of at least 25% of the outstanding shares of the Series E Preferred Stock or by the holders of any other class or series of preferred stock upon which like voting rights have been conferred and are exercisable and which are entitled to vote as a class with the Series E Preferred Stock in the election of those two directors (unless the request is received less than 90 days before the date fixed for the next annual or special meeting of stockholders, in which case, such vote will be held at the earlier of the next annual or special meeting of stockholders), and at each subsequent annual meeting until all dividends accumulated on the Series E Preferred Stock for all past dividend periods and the then current dividend period shall have been fully paid or declared and a sum sufficient for the payment thereof set apart for payment. In that case, the right of holders of the Series E Preferred Stock to elect any directors will cease and, unless there are other classes or series of the Company’s preferred stock upon which like voting rights have been conferred and are exercisable, the term of office of any directors elected by holders of the Series E Preferred Stock shall immediately terminate and the number of directors constituting the board of directors shall be reduced accordingly. For the avoidance of doubt, in no event shall the total number of directors elected by holders of the Series E Preferred Stock (voting together as a separate class with all other classes or series of preferred stock the Company may issue upon which like voting rights have been conferred and are exercisable and which are entitled to vote as a class with the Series E Preferred Stock in the election of such directors) pursuant to these voting rights exceed two.
If a special meeting is not called by the Company within 30 days after request from the holders of the Series E Preferred Stock as described above, then the holders of record of at least 25% of the outstanding Series E Preferred Stock may designate a holder to call the meeting at our expense.
On each matter on which holders of the Series E Preferred Stock are entitled to vote, each share of the Series E Preferred Stock will be entitled to one vote, except that when shares of any other class or series of the Company’s preferred stock have the right to vote with the Series E Preferred Stock as a single class on any matter, the Series E Preferred Stock and the shares of each such other class or series will have one vote for each $25.00 of liquidation preference (excluding accumulated dividends).
So long as any shares of the Series E Preferred Stock remain outstanding, the Company will not, without the affirmative vote or consent of the holders of at least two-thirds of the shares of the Series E Preferred Stock outstanding at the time, voting together as a single class with all series of preferred stock ranking on a parity with the Series E Preferred Stock that the Company may issue and upon which like voting rights have been conferred and are exercisable, given in person or by proxy, either in writing or at a meeting, (a) authorize or create, or increase the authorized or issued amount of, any class or series of capital stock ranking senior to the Series E Preferred Stock with respect to payment of dividends or the distribution of assets upon liquidation, dissolution or winding up or reclassify any of the Company’s authorized capital stock into such shares, or create, authorize or issue any obligation or security convertible into or evidencing the right to purchase any such shares; or (b) amend, alter or repeal the provisions of our Charter, whether by merger, consolidation or otherwise, so as to materially and adversely affect any right, preference, privilege or voting power of the Series E Preferred Stock (each, an “Event”); provided, however, with respect to the occurrence of any Event set forth in (b) above, so long as the Series E Preferred Stock remains outstanding with the terms thereof materially unchanged, taking into account that, upon an occurrence of an Event, the Company may not be the surviving entity, the occurrence of any such Event shall not be deemed to materially and adversely affect such rights, preferences, privileges or voting power of holders of the Series E Preferred Stock and, provided further, that any increase in the amount of the authorized common stock or preferred stock, including the Series E Preferred Stock, or the creation or issuance of any additional Series E Preferred Stock or other series of preferred stock that the Company may issue, or any increase in the amount of authorized shares of such series, in each case ranking on a parity with or junior to the Series E Preferred Stock that the Company may issue with respect to payment of dividends or the distribution of assets upon liquidation, dissolution or winding up, shall not be deemed to materially and adversely affect such rights, preferences, privileges or voting powers. Notwithstanding the foregoing, holders of any parity preferred stock shall not be entitled to vote together as a class with the holders of the Series E Preferred Stock on any amendment, alteration or repeal of our Charter unless such action affects the holders of the Series E Preferred Stock and such parity preferred stock equally.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
The foregoing voting provisions will not apply if, at or prior to the time when the act with respect to which such vote would otherwise be required shall be effected, all outstanding shares of the Series E Preferred Stock shall have been redeemed or called for redemption upon proper notice and sufficient funds shall have been deposited in trust to effect such redemption.
Except as expressly stated in the Articles Supplementary for the Series E Preferred Stock, the Series E Preferred Stock does not have any relative, participating, optional or other special voting rights or powers and the consent of the holders thereof shall not be required for the taking of any corporate action.
Information Rights
During any period in which the Company is not subject to Section 13 or 15(d) of the Exchange Act and any shares of the Series E Preferred Stock are outstanding, the Company will use its best efforts to (i) transmit by mail (or other permissible means under the Exchange Act) to all holders of the Series E Preferred Stock, as their names and addresses appear on our record books and without cost to such holders, copies of the annual reports on Form 10-K and quarterly reports on Form 10-Q that the Company would have been required to file with the SEC pursuant to Section 13 or 15(d) of the Exchange Act if the Company were subject thereto (other than any exhibits that would have been required) and (ii) promptly, upon request, supply copies of such reports to any holders or prospective holder of the Series E Preferred Stock. the Company will use its best effort to mail (or otherwise provide) the information to the holders of the Series E Preferred Stock within 15 days after the respective dates by which a periodic report on Form 10-K or Form 10-Q, as the case may be, in respect of such information would have been required to be filed with the SEC, if the Company were subject to Section 13 or 15(d) of the Exchange Act, in each case, based on the dates on which the Company would be required to file such periodic reports if the Company were a “non-accelerated filer” within the meaning of the Exchange Act.
Preemptive Rights
No holders of the Series E Preferred Stock, as holders of the Series E Preferred Stock, have any preemptive rights to purchase or subscribe for our common stock or any of its other securities.
Listing
The Series E Preferred Stock is listed on the New York Stock Exchange under the symbol “FBRT PRE”.
Transfer Agent and Registrar
The transfer agent and registrar for the Series E Preferred Stock is DST Systems, Inc.
Series F Convertible Preferred Stock
On October 12, 2021, as contemplated by the Merger Agreement with Capstead, the Company completed its previously-announced stock dividend on the outstanding shares of Common Stock, which stock dividend was paid at a rate of nine shares of the Company’s newly issued Series F Convertible Preferred Stock (“Series F Preferred Stock”) for each share of Common Stock issued and outstanding.
The Series F Preferred Stock ranks junior to all other outstanding classes of the Company’s preferred stock with respect to priority in dividends and in the distribution of assets in the event of the liquidation, dissolution or winding-up of the Company. The liquidation preference of each share of Series F Preferred Stock is $2.00.
Dividends on the Series F Preferred Stock are equal to, and will be paid at the same time as, dividends that are authorized and declared on the Company’s common stock. The Series F Preferred Stock ranks senior to the Company’s Common Stock with respect to the distribution of assets upon any liquidation, dissolution or winding up of the Company (other than a liquidation, dissolution or winding up of the Company that results in the automatic conversion of such Series F Preferred Stock into Common Stock).
Each share (or fractional share) of Series F Preferred Stock shall automatically convert into one share of Common Stock (or equivalent fractional share, as applicable) upon the earlier of (i) April 19, 2022, (ii) three business days prior to a liquidation, dissolution or winding up of the Company in the event that the Company’s board of directors determines (which determination will be conclusive) that the liquidating distribution per share in respect of such converted share of Series F Preferred Stock (or fractional share) would be in an amount in excess of the liquidation preference of $2.00 per share or (iii) immediately prior to the effective time of a qualifying change of control, provided that the consideration per share payable in connection with such change in control in respect of such converted share of Series F Preferred Stock (or fractional share) is an amount in excess of the liquidation preference of $2.00.
The Series F Preferred Stock has no stated maturity and is not redeemable.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited)
Holders of Series F Preferred Stock (voting as a single class with holders of Common Stock and other series of Company equity securities entitled to vote with the common stockholders) are entitled to vote on each matter submitted to a vote of the stockholders of the Company upon which the holders of Common Stock are entitled to vote. The number of votes applicable to a share of outstanding Series F Preferred Stock will be equal to the number of shares of Common Stock a share of Series F Preferred Stock could have been converted into as of the record date set for purposes of such stockholder vote (rounded down to the nearest whole number of shares of Common Stock). In addition, the affirmative vote of the holders of two-thirds of the outstanding shares of Series F Preferred Stock is required to take certain actions materially adverse to the holders of the Series F Preferred Stock.
Share Repurchase Program
The Company's SRP was terminated effective as of October 19, 2021 in connection with the closing of the Capstead merger and the listing of the Company’s common stock on the NYSE.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Franklin BSP Realty Trust, Inc. the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (the "SEC") on March 11, 2021.
As used herein, the terms "we," "our" and "us" refer to Franklin BSP Realty Trust, Inc., a Maryland corporation (formerly known as Benefit Street Partners Realty Trust, Inc.), and, as required by context, to Benefit Street Partners Realty Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to its subsidiaries. We are externally managed by Benefit Street Partners L.L.C. (our "Advisor").
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of the Company and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
Our forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements, and thus our investors should not place undue reliance on these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report on Form 10-Q, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors include:
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
In addition, words such as "anticipate," "believe," "expect" and "intend" indicate a forward-looking statement, although not all forward-looking statements include these words. Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the continuing adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, operating results and cash flows of the Company, its borrowers, the real estate market, the global economy and the financial markets. The extent to which the COVID-19 pandemic continues to impact us and our borrowers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, including resurgences of the virus and its variants, including the Delta variant, the speed, effectiveness and adoption of vaccine (including boosters) and treatment developments and the direct and indirect economic effects of the pandemic and containment measures, among others.

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
The Company has no direct employees. We are managed by our Advisor pursuant to an Amended and Restated Advisory Agreement, dated January 19, 2018, as amended August 18, 2021 (the "Advisory Agreement"). Our Advisor manages our affairs on a day-to-day basis. The Advisor receives compensation and fees for services related to the investment and management of our assets and our operations.
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
Merger with Capstead Mortgage Corporation
On October 19, 2021, we consummated our previously-announced acquisition of Capstead Mortgage Corporation (“Capstead”), a Maryland corporation that primarily invests in residential adjustable-rate mortgage pass-through securities, referred to as ARM securities, issued and guaranteed by government-sponsored enterprises. On the effective date of the merger, Capstead merged with and into a wholly-owned subsidiary of the Company, with such subsidiary continuing as the surviving company. Per the terms of the merger agreement with Capstead, approximately 32.1 million shares of our common stock were issued in connection with the merger to former Capstead common stockholders, and the Company paid $20.5 million in cash consideration to former Capstead common stockholders. In addition, the Company issued 10.3 million shares of our newly-designated 7.50% Series E Cumulative Redeemable Preferred Stock $0.01 par value per share, (the “Series E Preferred Stock”) to former holders of Capstead’s 7.50% Series E Cumulative Redeemable Preferred Stock. As a result of the merger, our shares of common stock were listed on the NYSE under the ticker symbol “FBRT,” and the shares of Series E Preferred Stock were listed on the NYSE under the ticker symbol “FBRT PRE.”
At the closing of the merger on October 19, 2021, we acquired approximately $6.9 billion of ARM securities which were subject to approximately $6.4 billion of borrowings secured by such assets. We intend to, over time, sell the ARM securities acquired in the Capstead merger and reinvest the proceeds (along with payments of interest and principal prior to sale) in our historical investment strategies, including the origination of commercial mortgage loans. Until we have transitioned these assets into our traditional investment strategies, our results of operations may be materially impacted by changes in market values of these assets and thus our historical results of operations may not be indicative of future results.
For more detail about the merger, please see Note 16 - Subsequent Events to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

Portfolio
As of September 30, 2021 and December 31, 2020, our portfolio consisted of 150 and 130 commercial mortgage loans, respectively, excluding commercial mortgage loans accounted for under the fair value option. The commercial mortgage loans, held for investment as of September 30, 2021 and December 31, 2020 had a total carrying value, net of allowance for credit losses, of $3,247.6 million and $2,693.8 million, respectively. As of September 30, 2021 and December 31, 2020, our total commercial mortgage loans, held for sale, measured at fair value comprised of one loan with total fair value of $0.1 million and 3 loans with total fair value of $67.6 million, respectively. As of September 30, 2021 we had no real estate securities, available for sale, measured at fair value. As of December 31, 2020, our real estate securities, available for sale, measured at fair value comprised of nine CMBS investments with total fair value of $171.1 million, respectively. As of September 30, 2021 and December 31, 2020, our other real estate investments, measured at fair value, were comprised of one investment with a total fair value of $2.5 million. As of September 30, 2021, our real estate owned, held for sale portfolio comprised of one investment with a carrying value of $90.6 million. As of December 31, 2020, our real estate owned portfolio was comprised of one investment with a carrying value of $26.5 million.
As of September 30, 2021, we had one loan with unpaid contractual principal balance for a total carrying value of $57.1 million that had interest past due for greater than 90 days. We did not take any asset specific reserves for this loan. As of December 31, 2020, we had two loans with unpaid contractual principal balance and carrying value of $94.9 million, one with interest past due for greater than 90 days and the other with interest past due greater than 30 days.
As of September 30, 2021 and December 31, 2020 our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, had a weighted average coupon of 4.9% and 5.5%, and a weighted average remaining life of 1.8 years and 1.7 years, respectively. As of September 30, 2021 there were no CMBS investments. As of December 31, 2020, our CMBS investments had a weighted average coupon of 2.2%, and a remaining life of 12.8 years.

The following charts summarize our commercial mortgage loans, held for investment, by coupon rate type, collateral type and geographical region as of September 30, 2021 and December 31, 2020:

Rate Type - September 30, 2021
3.8%
96.2%
Fixed
Floating

Rate Type - December 31, 2020
4.6%
95.4%
Fixed
Floating

Collateral Type - September 30, 2021

4.1%
3.8%
2.3%
13.6%
1.7%
1.2%
16.1%
0.5%
56.7%
Multifamily
Office
Hospitality
Mixed Use
Industrial
Retail
Self Storage
Manufactured Housing
Land

Collateral Type - December 31, 2020

8.9%
3.8%
2.9%
3.2%
14.8%
2.6%
0.6%
19.0%
44.2%
Multifamily
Office
Hospitality
Mixed Use
Industrial
Retail
Self-Storage
Manufactured Housing
Land

Region - September 30, 2021
2.0%
2.1%
1.5%
2.9%
31.5%
4.1%
11.3%
13.2%
31.4%
Southeast
Southwest
Mideast
Far West
Great Lakes
Plains
Various
New England
Rocky Mountain

Region - December 31, 2020

2.6%
5.0%
29.3%
4.3%
7.3%
15.2%
18.9%
17.4%
Southeast
Southwest
Mideast
Far West
Great Lakes
Plains
Various
New England
Rocky Mountain

An investments region classification is defined according to the below map based on the location of investments secured property.

The following charts show the par value by contractual maturity year for the commercial mortgage loans held for investments (excluding commercial mortgage loans in principal default) in our portfolio as of September 30, 2021 and December 31, 2020:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of September 30, 2021 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 1	Office	$26,549	1 month LIBOR + 4.15%	5.4%	69.5%
Senior Debt 2	Hospitality	5,867	1 month LIBOR + 3.50%	4.5%	77.0%
Senior Debt 3	Hospitality	57,075	1 month LIBOR + 5.19%	6.2%	51.8%
Senior Debt 4	Multifamily	37,267	1 month LIBOR + 4.50%	5.5%	22.4%
Senior Debt 5	Hospitality	22,150	1 month LIBOR + 6.00%	6.5%	48.1%
Senior Debt 6	Office	22,685	1 month LIBOR + 5.15%	6.6%	56.4%
Senior Debt 7	Multifamily	36,960	1 month LIBOR + 3.00%	3.8%	63.7%
Senior Debt 8	Multifamily	37,025	1 month LIBOR + 3.00%	4.5%	83.6%
Senior Debt 9	Hospitality	22,355	1 month LIBOR + 3.50%	4.8%	68.8%
Senior Debt 10	Mixed Use	70,679	1 month LIBOR + 4.87%	5.3%	49.0%
Senior Debt 11	Office	20,810	1 month LIBOR + 3.75%	5.8%	70.0%
Senior Debt 12	Office	15,774	1 month LIBOR + 3.40%	5.3%	67.5%
Senior Debt 13	Retail	29,500	6.50%	6.5%	68.5%
Senior Debt 14	Multifamily	23,828	1 month LIBOR + 3.40%	5.0%	80.5%
Senior Debt 15	Multifamily	29,583	1 month LIBOR + 3.35%	5.3%	73.0%
Senior Debt 16	Land	16,400	1 month LIBOR + 6.00%	8.3%	45.7%
Senior Debt 17	Hospitality	8,285	1 month LIBOR + 4.80%	6.8%	62.5%
Senior Debt 18	Office	7,147	1 month LIBOR + 3.90%	6.0%	67.6%
Senior Debt 19	Manufactured Housing	10,175	1 month LIBOR + 4.40%	6.5%	60.3%
Senior Debt 20	Hospitality	14,000	1 month LIBOR + 4.47%	6.7%	44.8%
Senior Debt 21	Retail	11,958	1 month LIBOR + 3.95%	6.5%	61.2%
Senior Debt 22	Office	42,631	1 month LIBOR + 3.50%	5.8%	71.0%
Senior Debt 23	Retail	8,203	1 month LIBOR + 7.50%	7.6%	51.6%
Senior Debt 24	Hospitality	10,580	1 month LIBOR + 4.50%	6.8%	68.7%
Senior Debt 25	Hospitality	19,900	1 month LIBOR + 4.15%	6.5%	61.8%
Senior Debt 26	Office	34,400	1 month LIBOR + 4.01%	6.3%	68.2%
Senior Debt 27	Hospitality	20,930	1 month LIBOR + 3.75%	6.1%	62.6%
Senior Debt 28	Hospitality	13,000	1 month LIBOR + 2.94%	5.4%	56.4%
Senior Debt 29	Hospitality	4,987	1 month LIBOR + 4.25%	6.5%	47.7%
Senior Debt 30	Hospitality	12,750	1 month LIBOR + 4.45%	6.9%	62.9%
Senior Debt 31	Hospitality	10,845	1 month LIBOR + 4.50%	6.9%	64.0%
Senior Debt 32	Retail	9,400	1 month LIBOR + 4.20%	6.3%	77.1%
Senior Debt 33	Hospitality	34,161	1 month LIBOR + 3.99%	5.7%	31.0%
Senior Debt 34	Multifamily	13,236	1 month LIBOR + 2.65%	4.5%	71.6%
Senior Debt 35	Industrial	56,718	1 month LIBOR + 3.75%	5.5%	59.7%
Senior Debt 36	Office	21,825	1 month LIBOR + 3.50%	5.4%	70.9%
Senior Debt 37	Hospitality	7,100	1 month LIBOR + 4.00%	5.8%	70.3%
Senior Debt 38	Industrial	22,230	1 month LIBOR + 3.55%	5.3%	69.7%
Senior Debt 39	Multifamily	15,123	1 month LIBOR + 2.75%	4.3%	71.7%
Senior Debt 40	Multifamily	27,650	1 month LIBOR + 3.15%	5.0%	71.6%
Senior Debt 41	Multifamily	26,768	1 month LIBOR + 2.70%	2.8%	76.0%
Senior Debt 42	Multifamily	8,706	1 month LIBOR + 3.95%	5.0%	75.3%
Senior Debt 43	Multifamily	25,000	1 month LIBOR + 3.00%	4.5%	75.5%
Senior Debt 44	Office	25,686	1 month LIBOR + 4.35%	6.1%	64.9%
Senior Debt 45	Multifamily	15,150	1 month LIBOR + 3.10%	4.5%	63.7%
Senior Debt 46	Office	58,312	1 month LIBOR + 3.70%	5.0%	65.7%
Senior Debt 47	Multifamily	11,785	1 month LIBOR + 3.15%	4.8%	72.4%
Senior Debt 48	Office	27,928	1 month LIBOR + 2.70%	2.8%	71.4%
Senior Debt 49	Manufactured Housing	1,366	5.50%	5.5%	62.8%
Senior Debt 50	Industrial	14,606	1 month LIBOR + 6.00%	6.8%	59.9%
Senior Debt 51	Multifamily	7,082	1 month LIBOR + 4.75%	5.8%	62.6%
Senior Debt 52	Multifamily	46,000	1 month LIBOR + 4.75%	5.8%	69.4%
Senior Debt 53	Multifamily	5,550	1 month LIBOR + 6.87%	7.9%	75.0%
Senior Debt 54	Industrial	16,956	1 month LIBOR + 6.25%	7.0%	61.0%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 55	Multifamily	15,281	1 month LIBOR + 4.75%	5.5%	65.3%
Senior Debt 56	Multifamily	4,300	1 month LIBOR + 5.50%	6.5%	87.4%
Senior Debt 57	Manufactured Housing	7,680	1 month LIBOR + 4.50%	5.0%	66.7%
Senior Debt 58	Mixed Use	30,465	1 month LIBOR + 5.15%	6.2%	67.0%
Senior Debt 59	Multifamily	3,140	1 month LIBOR + 6.25%	6.8%	73.5%
Senior Debt 60	Multifamily	21,925	1 month LIBOR + 6.50%	6.6%	—%
Senior Debt 61	Hospitality	27,000	1 month LIBOR + 6.50%	6.9%	62.7%
Senior Debt 62	Multifamily	50,000	1 month LIBOR + 6.69%	7.4%	80.0%
Senior Debt 63	Self Storage	29,895	1 month LIBOR + 5.00%	5.3%	58.8%
Senior Debt 64	Multifamily	13,692	1 month LIBOR + 4.75%	5.3%	70.0%
Senior Debt 65	Manufactured Housing	3,400	1 month LIBOR + 5.00%	5.3%	58.6%
Senior Debt 66	Multifamily	27,550	1 month LIBOR + 5.75%	6.0%	69.8%
Senior Debt 67	Multifamily	76,000	1 month LIBOR + 4.10%	4.4%	67.9%
Senior Debt 68	Multifamily	58,000	1 month LIBOR + 5.25%	5.3%	74.7%
Senior Debt 69	Manufactured Housing	5,020	1 month LIBOR + 5.25%	5.4%	65.9%
Senior Debt 70	Office	18,703	1 month LIBOR + 4.50%	5.3%	47.9%
Senior Debt 71	Office	68,169	5.15%	5.2%	52.5%
Senior Debt 72	Office	30,900	1 month LIBOR + 5.20%	5.5%	66.0%
Senior Debt 73	Multifamily	10,945	1 month LIBOR + 7.04%	7.3%	63.3%
Senior Debt 74	Self Storage	11,600	1 month LIBOR + 4.76%	5.0%	66.6%
Senior Debt 75	Manufactured Housing	5,000	1 month LIBOR + 5.90%	6.5%	58.8%
Senior Debt 76	Office	12,750	1 month LIBOR + 5.00%	5.3%	67.8%
Senior Debt 77	Multifamily	42,812	1 month LIBOR + 4.35%	4.6%	73.2%
Senior Debt 78	Multifamily	37,330	1 month LIBOR + 4.45%	4.7%	66.5%
Senior Debt 79	Multifamily	8,763	1 month LIBOR + 5.50%	5.8%	73.7%
Senior Debt 80	Retail	11,962	1 month LIBOR + 4.87%	5.1%	75.0%
Senior Debt 81	Manufactured Housing	3,585	1 month LIBOR + 5.40%	5.9%	76.3%
Senior Debt 82	Multifamily	5,730	1 month LIBOR + 5.00%	5.3%	73.5%
Senior Debt 83	Multifamily	18,800	1 month LIBOR + 4.00%	4.1%	79.7%
Senior Debt 84	Industrial	14,610	1 month LIBOR + 4.50%	4.8%	66.3%
Senior Debt 85	Office	11,550	1 month LIBOR + 5.50%	5.8%	68.8%
Senior Debt 86	Multifamily	11,820	1 month LIBOR + 4.55%	4.8%	73.0%
Senior Debt 87	Multifamily	21,000	1 month LIBOR + 4.60%	4.8%	66.7%
Senior Debt 88	Office	26,000	1 month LIBOR + 5.00%	5.3%	63.9%
Senior Debt 89	Multifamily	54,500	1 month LIBOR + 3.80%	4.1%	77.0%
Senior Debt 90	Multifamily	11,671	1 month LIBOR + 3.50%	3.7%	60.1%
Senior Debt 91	Multifamily	21,000	1 month LIBOR + 4.95%	5.0%	84.2%
Senior Debt 92	Office	43,751	1 month LIBOR + 3.94%	4.1%	53.9%
Senior Debt 93 (3)	Multifamily	—	1 month LIBOR + 7.25%	7.5%	—%
Senior Debt 94	Multifamily	5,400	1 month LIBOR + 5.25%	5.5%	83.1%
Senior Debt 95	Hospitality	23,000	1 month LIBOR + 5.79%	6.0%	57.2%
Senior Debt 96	Multifamily	32,370	1 month LIBOR + 6.75%	7.0%	78.2%
Senior Debt 97	Multifamily	12,325	1 month LIBOR + 4.50%	4.7%	83.3%
Senior Debt 98	Multifamily	6,300	1 month LIBOR + 5.35%	5.6%	84.0%
Senior Debt 99	Multifamily	31,023	1 month LIBOR + 3.00%	3.1%	74.3%
Senior Debt 100	Multifamily	11,759	1 month LIBOR + 4.25%	4.6%	76.4%
Senior Debt 101	Multifamily	5,575	1 month LIBOR + 4.50%	4.8%	83.6%
Senior Debt 102	Multifamily	52,455	1 month LIBOR + 3.00%	3.3%	71.6%
Senior Debt 103	Multifamily	13,846	1 month LIBOR + 3.39%	3.5%	70.6%
Senior Debt 104	Multifamily	8,140	1 month LIBOR + 3.80%	4.0%	69.9%
Senior Debt 105	Multifamily	13,582	1 month LIBOR + 4.50%	4.8%	76.7%
Senior Debt 106	Multifamily	18,277	1 month LIBOR + 5.25%	5.5%	67.0%
Senior Debt 107	Multifamily	17,985	1 month LIBOR + 3.60%	3.8%	70.8%
Senior Debt 108	Multifamily	41,245	1 month LIBOR + 2.95%	3.1%	71.6%
Senior Debt 109	Hospitality	25,785	1 month LIBOR + 5.60%	5.9%	61.0%
Senior Debt 110	Mixed Use	32,500	1 month LIBOR + 3.70%	4.2%	69.7%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 111	Multifamily	12,454	1 month LIBOR + 3.75%	3.9%	63.2%
Senior Debt 112	Multifamily	68,683	1 month LIBOR + 2.95%	3.1%	72.6%
Senior Debt 113	Multifamily	20,321	1 month LIBOR + 3.35%	3.5%	67.7%
Senior Debt 114	Multifamily	27,125	1 month LIBOR + 2.95%	3.1%	70.4%
Senior Debt 115	Multifamily	33,790	1 month LIBOR + 2.95%	3.1%	71.7%
Senior Debt 116	Multifamily	32,120	1 month LIBOR + 2.95%	3.1%	72.2%
Senior Debt 117	Hospitality	25,980	1 month LIBOR + 9.00%	9.3%	74.2%
Senior Debt 118	Self Storage	15,000	1 month LIBOR + 4.26%	4.5%	74.6%
Senior Debt 119	Multifamily	23,919	1 month LIBOR + 3.25%	3.4%	70.8%
Senior Debt 120	Office	6,800	1 month LIBOR + 5.25%	5.5%	67.3%
Senior Debt 121 (4)	Multifamily	—	1 month LIBOR + 6.50%	7.0%	—%
Senior Debt 122	Multifamily	10,391	1 month LIBOR + 3.15%	3.2%	75.6%
Senior Debt 123	Hospitality	17,449	1 month LIBOR + 5.35%	5.8%	56.8%
Senior Debt 124	Hospitality	28,000	1 month LIBOR + 6.25%	6.5%	59.2%
Senior Debt 125	Multifamily	31,900	1 month LIBOR + 3.15%	3.3%	73.0%
Senior Debt 126	Multifamily	37,032	1 month LIBOR + 3.40%	3.6%	75.6%
Senior Debt 127 (5)	Multifamily	—	1 month LIBOR + 8.00%	8.3%	—%
Senior Debt 128	Multifamily	29,500	1 month LIBOR + 2.88%	3.0%	68.0%
Senior Debt 129	Multifamily	10,050	1 month LIBOR + 4.50%	4.7%	77.3%
Senior Debt 130	Multifamily	29,250	1 month LIBOR + 3.00%	3.1%	73.5%
Senior Debt 131	Multifamily	34,077	1 month LIBOR + 3.15%	3.3%	71.0%
Senior Debt 132	Multifamily	42,850	1 month LIBOR + 3.40%	3.5%	79.9%
Senior Debt 133	Multifamily	34,886	1 month LIBOR + 3.64%	3.7%	66.0%
Senior Debt 134	Multifamily	8,500	1 month LIBOR + 3.75%	4.0%	79.4%
Senior Debt 135	Multifamily	14,200	1 month LIBOR + 3.15%	3.2%	79.8%
Senior Debt 136	Multifamily	13,350	1 month LIBOR + 3.75%	3.8%	64.2%
Senior Debt 137	Multifamily	66,650	1 month LIBOR + 3.25%	3.4%	77.1%
Senior Debt 138	Multifamily	18,750	1 month LIBOR + 2.95%	3.0%	72.1%
Senior Debt 139	Multifamily	9,099	1 month LIBOR + 3.75%	4.0%	70.0%
Senior Debt 140	Multifamily	26,160	1 month LIBOR + 3.20%	3.3%	77.3%
Senior Debt 141	Hospitality	17,370	1 month LIBOR + 5.25%	5.5%	61.0%
Senior Debt 142	Multifamily	56,150	1 month LIBOR + 3.10%	3.2%	78.9%
Senior Debt 143	Hospitality	17,201	5.75%	5.8%	52.9%
Mezzanine Loan 1	Multifamily	3,480	9.50%	9.5%	84.3%
Mezzanine Loan 2	Retail	3,500	10.00%	10.0%	59.7%
Mezzanine Loan 3	Multifamily	6,500	1 month LIBOR + 10.25%	11.0%	90.4%
Mezzanine Loan 4	Retail	1,438	1 month LIBOR + 10.75%	11.0%	84.0%
Mezzanine Loan 5	Multifamily	3,000	1 month LIBOR + 9.20%	10.0%	62.2%
Mezzanine Loan 6	Office	5,000	1 month LIBOR + 11.80%	12.0%	60.0%
Mezzanine Loan 7	Multifamily	1,000	11.00%	11.0%	68.9%
		$3,273,427		4.9%	66.9%
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
(3) The total commitment of this loan is $31.5 million, however none was funded as of September 30, 2021.
(4) The total commitment of this loan is $128.9 million, however none was funded as of September 30, 2021.
(5) The total commitment of this loan is $38.0 million, however none was funded as of September 30, 2021.

The following table shows selected data from our commercial mortgage loans, measured at fair value as of September 30, 2021 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate	Effective Yield	Loan to Value (1)
TRS Mezzanine Loan 1	Multifamily	$100	1 month LIBOR + 14.00%	15.0%	76.4%
		$100		15.0%	76.4%
________________________
(1) Loan to value percentage is from metrics at origination.
The following table shows selected data from our other real estate investment, measured at fair value as of September 30, 2021 (dollars in thousands):

Type	Property Type	Par Value	Preferred Return
Preferred Equity 1	Retail	$2,500	12.50%
		$2,500
The following table shows selected data from our real estate owned asset in our portfolio as of September 30, 2021 (dollars in thousands):

Type	Property Type	Carrying Value
Real Estate Owned 1	Industrial	$90,623
		$90,623
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

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2021 and September 30, 2020 (dollars in thousands):

	Three Months Ended September 30,
	2021			2020
	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)
Interest-earning assets:
Real estate debt	$3,118,201	$47,166	6.1%	$2,500,671	$39,944	6.4%
Real estate conduit	61,157	581	3.8%	44,907	474	4.2%
Real estate securities	—	—	N/A	373,529	3,996	4.3%
Total	$3,179,358	$47,747	6.0%	$2,919,107	$44,414	6.1%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$331,871	$3,095	3.7%	$197,633	$2,537	5.1%
Other financing and loan participation - commercial mortgage loans	49,145	350	2.8%	21,348	328	6.1%
Repurchase Agreements - real estate securities	46,527	148	1.3%	316,230	4,913	6.2%
Collateralized loan obligations	1,906,402	8,395	1.8%	1,683,626	7,335	1.7%
Total	$2,333,945	$11,988	2.1%	$2,218,837	$15,113	2.7%
Net interest income/spread		$35,759	3.9%		$29,301	3.4%
Average leverage % (5)	73.4%			76.0%
Weighted average levered yield (6)			16.9%			16.7%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the three months ended September 30, 2021 and September 30, 2020, respectively.
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
Interest income
Interest income for the three months ended September 30, 2021 and September 30, 2020 totaled $47.7 million and $44.4 million, respectively. As of September 30, 2021, our portfolio consisted of 150 commercial mortgage loans, held for investment, one commercial mortgage loan, held for sale, measured at fair value and one other real estate investment, measured at fair value. The increase in interest income of $3.3 million was primarily due to an increase of $260.3 million in the average carrying value of our interest-earning assets.
Interest expense
Interest expense for the three months ended September 30, 2021 decreased to $12.0 million compared to interest expense for three months ended September 30, 2020 of $15.1 million. The decrease in interest expense of $3.1 million was due to a decrease of $269.7 million in the average carrying value of our repurchase agreements on real estate securities.

Realized Gain/Loss on Commercial Mortgage Loans Held for Sale
Realized gain on commercial mortgage loans, held for sale, measured at fair value at the TRS for the three months ended September 30, 2021 was $9.1 million compared to a realized gain of $1.9 million for the three months ended September 30, 2020. The $7.2 million increase in realized gain was due to the fact that there had been two sales of fixed-rate commercial real estate loans into the CMBS securitization market during the three months ended September 30, 2021 compared to one sale during the three months ended September 30, 2020. Proceeds from sale were $154.0 million for the three months ended September 30, 2021 compared to $74.5 million for the three months ended September 30, 2020.
Realized Gain/Loss on Real Estate Securities Available for Sale
For the three months ended September 30, 2021 there was no realized gain/loss on our real estate securities, available for sale, measured at fair value. For the three months ended September 30, 2020 our real estate securities, available for sale, measured at fair value had a realized loss of $4.4 million, included within the consolidated statements of operations. The loss is attributable to 15 sales of CMBS securities during the three months ended September 30, 2020.
Expenses from operations
Expenses from operations for the three months ended September 30, 2021 and September 30, 2020 consisted of the following (dollars in thousands):

	Three Months Ended September 30,
	2021	2020
Asset management and subordinated performance fee	$8,265	$3,749
Administrative services expenses	2,980	3,128
Acquisition expenses	690	166
Professional fees	2,488	2,470
Real estate owned operating expenses	—	509
Depreciation and amortization	—	591
Other expenses	709	571
Total expenses from operations	$15,132	$11,184
The increase in our expenses from operations was primarily related to asset management and subordinated performance fee during the three months ended September 30, 2021. This increase in asset management and subordinated performance fee is attributable to $4.3 million in incentive fees incurred during the three months ended September 30, 2021 compared to no incentive fees incurred during the three months ended September 30, 2020. This is partially offset by real estate owned operating expenses and depreciation and amortization as there were no such expenses during the three months ended September 30, 2021 compared to $0.5 million and $0.6 million, respectively, incurred during the three months ended September 30, 2020.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the nine months ended September 30, 2021 and September 30, 2020 (dollars in thousands):

	Nine Months Ended September 30,
	2021			2020
	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)
Interest-earning assets:
Real estate debt	$2,996,468	$135,945	6.0%	$2,604,209	$123,284	6.3%
Real estate conduit	88,839	2,563	3.8%	63,769	2,355	4.9%
Real estate securities	28,500	461	2.2%	409,765	9,870	3.2%
Total	$3,113,807	$138,969	6.0%	$3,077,743	$135,509	5.9%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$314,507	$8,229	3.5%	$239,246	$8,538	4.8%
Other financing and loan participation - commercial mortgage loans	48,559	1,489	4.1%	13,396	588	5.9%
Repurchase Agreements - real estate securities	75,436	2,278	4.0%	356,740	11,647	4.4%
Collateralized loan obligations	1,858,139	23,998	1.7%	1,726,726	33,967	2.6%
Total	$2,296,641	$35,994	2.1%	$2,336,108	$54,740	3.1%
Net interest income/spread		$102,975	3.9%		$80,769	2.8%
Average leverage % (5)	73.8%			75.9%
Weighted average levered yield (6)			16.8%			14.5%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the nine months ended September 30, 2021 and September 30, 2020, respectively.
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
Interest income
Interest income for the nine months ended September 30, 2021 and September 30, 2020 totaled $139.0 million and $135.5 million, respectively. As of September 30, 2021, our portfolio consisted of 150 commercial mortgage loans, held for investment, one commercial mortgage loan, held for sale, measured at fair value and one other real estate investment, measured at fair value. The increase in interest income of $3.5 million was primarily due to an increase of $36.1 million in the average carrying value of our interest-earning assets.
Interest expense
Interest expense for the nine months ended September 30, 2021 decreased to $36.0 million compared to interest expense for the nine months ended September 30, 2020 of $54.7 million. The decrease in interest expense of $18.7 million was due to a decrease in the one-month LIBOR, the benchmark index for our financing lines. Additionally, interest expense for the nine months ended September 30, 2020 includes $4.5 million related to the call of BSPRT 2017 - FL2 CLO.

Realized Gain/Loss on Commercial Mortgage Loans Held for Sale
Realized gain on commercial mortgage loans, held for sale, measured at fair value at the TRS for the nine months ended September 30, 2021 was $22.2 million compared to a realized gain of $11.1 million for the nine months ended September 30, 2020. The $11.1 million increase in realized gain was due to the fact that there had been four sales of fixed-rate commercial real estate loans into the CMBS securitization market during the nine months ended September 30, 2021 with total proceeds of $410.7 million compared to three CMBS securitizations during the nine months ended September 30, 2020 with total proceeds of $147.6 million.
Realized Gain/Loss on Real Estate Securities Available for Sale
For the nine months ended September 30, 2021 and September 30, 2020 our real estate securities, available for sale, measured at fair value had a realized loss of $1.4 million and $10.1 million, respectively, included within the consolidated statements of operations. The loss is attributable to 9 CMBS sales during the nine months ended September 30, 2021 and 20 sales of CMBS securities during the nine months ended September 30, 2020, respectively.
Unrealized Gain/Loss on Real Estate Securities Available for Sale
For the nine months ended September 30, 2021 our real estate securities, available for sale, measured at fair value had an unrealized gain of $8.3 million included within the consolidated statements of comprehensive income. The increase in fair value of real estate securities can be attributed to the reversal of the unrealized losses on the 9 CMBS sales during the nine months ended September 30, 2021.
Expenses from operations
Expenses from operations for the nine months ended September 30, 2021 and September 30, 2020 consisted of the following (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Asset management and subordinated performance fee	$19,682	$11,399
Administrative services expenses	9,532	10,180
Acquisition expenses	1,012	483
Professional fees	7,262	8,476
Real estate owned operating expenses	—	3,250
Depreciation and amortization	812	1,765
Other expenses	2,115	3,213
Total expenses from operations	$40,415	$38,766
The increase in our expenses from operations was primarily related to asset management and subordinated performance fee during the nine months ended September 30, 2021. This increase in asset management and subordinated performance fee is attributable to $8.0 million in incentive fees incurred during the nine months ended September 30, 2021 compared to no incentive fees incurred during the nine months ended September 30, 2020. This is partially offset by real estate owned operating expenses as there were no such expenses during the nine months ended September 30, 2021 compared to $3.3 million incurred during the nine months ended September 30, 2020. The decrease in other expenses was due to less travel and entertainment expenses for origination activities due to COVID-19.

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended June 30, 2021
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2021 and June 30, 2021 (dollars in thousands):

	Three Months Ended
	September 30, 2021			June 30, 2021
	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)
Interest-earning assets:
Real estate debt	$3,118,201	$47,166	6.1%	$3,140,324	$48,023	6.1%
Real estate conduit	61,157	581	3.8%	89,189	926	4.2%
Real estate securities	—	—	N/A	6,709	36	2.2%
Total	$3,179,358	$47,747	6.0%	$3,236,222	$48,985	6.1%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$331,871	$3,095	3.7%	$282,891	$3,000	4.2%
Other financing and loan participation - commercial mortgage loans	49,145	350	2.8%	51,547	611	4.7%
Repurchase Agreements - real estate securities	46,527	148	1.3%	57,301	189	1.3%
Collateralized loan obligations	1,906,402	8,395	1.8%	2,066,099	8,837	1.7%
Total	$2,333,945	$11,988	2.1%	$2,457,838	$12,637	2.1%
Net interest income/spread		$35,759	3.9%		$36,348	4.0%
Average leverage % (5)	73.4%			75.9%
Weighted average levered yield (6)			16.9%			18.7%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the three months ended September 30, 2021 and June 30, 2021, respectively.
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
Interest Income
Interest income for the three months ended September 30, 2021 and June 30, 2021 totaled $47.7 million and $49.0 million, respectively. As of September 30, 2021, our portfolio consisted of 150 commercial mortgage loans, held for investment, 1 commercial mortgage loan, held for sale, measured at fair value and one other real estate investment, measured at fair value. The decrease in interest income of $1.3 million was primarily due to a decrease of $56.9 million in the average carrying value of our interest-earning assets.
Interest expense
Interest expense for the three months ended September 30, 2021 decreased to $12.0 million compared to interest expense for three months ended June 30, 2021 of $12.6 million. The decrease in interest expense of $0.6 million was due to a decrease of $123.9 million in the average carrying value of our interest-earning liabilities.

Realized Gain/Loss on Commercial Mortgage Loans Held for Sale
Realized gain on commercial mortgage loans, held for sale, measured at fair value at the TRS for the three months ended September 30, 2021 was $9.1 million compared to a realized gain of $6.5 million for the three months ended June 30, 2021. The $2.6 million increase in realized gain was due to the fact that there had been two sales of fixed-rate commercial real estate loans into the CMBS securitization market during the three months ended September 30, 2021 with total proceeds of $154.0 million compared to one sale of fixed-rate commercial real estate loans into the CMBS securitization market for the three months ended June 30, 2021 with total proceeds of $108.9 million.
Realized Gain/Loss on Real Estate Securities Available for Sale
For the three months ended September 30, 2021 there was no realized gain/loss on our real estate securities, available for sale, measured at fair value. For the three months ended June 30, 2021 our real estate securities, available for sale, measured at fair value had a realized loss of $0.3 million, included within the consolidated statements of operations. The loss is attributable to one CMBS sale during the three months ended June 30, 2021.
Expenses from operations
Expenses from operations for the three months ended September 30, 2021 and June 30, 2021 consisted of the following (dollars in thousands):

	Three Months Ended
	September 30, 2021	June 30, 2021
Asset management and subordinated performance fee	$8,265	$6,001
Administrative services expenses	2,980	3,078
Acquisition expenses	690	169
Professional fees	2,488	2,777
Depreciation and amortization	—	406
Other expenses	709	911
Total expenses from operations	$15,132	$13,342
The increase in our expenses from operations was primarily related to asset management and subordinated performance fee during the three months ended September 30, 2021. The increase in asset management and subordinated performance fee of $2.3 million was primarily attributable to the incentive fee incurred during the three months ended September 30, 2021 compared to the three months ended June 30, 2021. This has partially been offset by the decrease in depreciation and amortization as there had been no such expenses recorded on our real estate owned assets during the three months ended September 30, 2021.
For additional details regarding our results of operations for the three months ended June 30, 2021, please refer to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the Securities and Exchange Commission on August 12, 2021.
Liquidity and Capital Resources
Our principal demands for cash will be funding our loan investments, continuing debt service obligations, distributions to our stockholders and the payment of our operating and administrative expenses.
We expect to use additional debt and equity financing as a source of capital. Our board of directors currently intends to operate at a leverage level of between one to three times book value of equity. However, our board of directors may change this target without shareholder approval. We believe that the recent listing of our common stock will improve our access to capital through public offerings of our securities. We anticipate that our debt and equity financing sources and our anticipated cash generated from operations will be adequate to fund our anticipated uses of capital.
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
As discussed in detail in Note 16 - Subsequent Events, we recently closed our merger with Capstead. We intend to transition the equity invested in the assets we acquired from Capstead into our traditional investment strategies, including the origination of commercial real estate mortgages. Specifically, we intend to reinvest any dividend, interest and principal paid on such assets, and proceeds from the sale of such assets, into our current investment strategies. Until we fully transition this equity into our business, we expect that proceeds received from the sale of Capstead assets will be a significant source of capital.

Collateralized Loan Obligations
As of September 30, 2021 and December 31, 2020 the notes issued by BSPRT 2018-FL3 Issuer, Ltd. and BSPRT 2018-FL3 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 15 and 27 mortgage assets having a principal balance of $230.2 million and $417.9 million, respectively (the "2018-FL3 Mortgage Assets"). The sale of the 2018-FL3 Mortgage Assets to BSPRT 2018-FL3 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of April 5, 2018, between the Company and BSPRT 2018-FL3 Issuer, Ltd.
As of September 30, 2021 and December 31, 2020 the notes issued by BSPRT 2018-FL4 Issuer, Ltd. and BSPRT 2018-FL4 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, collateralized by interests in a pool of 41 and 59 mortgage assets having a principal balance of $619.6 million and $852.1 million, respectively (the "2018-FL4 Mortgage Assets"). The sale of the 2018-FL4 Mortgage Assets to BSPRT 2018-FL4 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of October12, 2018, between the Company and BSPRT 2018-FL4 Issuer, Ltd.
As of September 30, 2021 and December 31, 2020, the notes issued by BSPRT 2019-FL5 Issuer, Ltd. and BSPRT 2019-FL5 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 56 and 54 mortgage assets having a principal balance of $754.5 million and $799.8 million respectively (the "2019-FL5 Mortgage Assets"). The sale of the 2019-FL5 Mortgage Assets to BSPRT 2019-FL5 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of May 30, 2019, between the Company and BSPRT 2019-FL5 Issuer.
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
As of September 30, 2021, the notes issued by BSPRT 2021-FL6 Issuer, Ltd. and BSPRT 2021-FL6 Co-Issuer, LLC, are collateralized by interests in a pool of 49 mortgage assets having a principal balance of $699.2 million (the "2021-FL6 Mortgage Assets"). The sale of the 2021-FL6 Mortgage Assets to BSPRT 2021-FL6 Issuer, Ltd. is governed by a Collateral Interest Purchase Agreement dated as of March 25, 2021, between the Company and BSPRT 2021-FL6 Issuer, Ltd.
Repurchase Agreements, Commercial Mortgage Loans
We have entered into repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), U.S Bank National Association (the "USB Repo Facility"), Barclays Bank PLC (the "Barclays Revolver Facility" and the "Barclays Repo Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, USB Repo Facility, WF Repo Facility, Barclays Revolver Facility and Barclays Repo Facility, the "Repo Facilities").
The Repo Facilities are financing sources through which we may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 65% to 80% of the principal amount of the mortgage loan being pledged.
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

The details of our Repo Facilities at September 30, 2021 and December 31, 2020 are as follows (dollars in thousands):

As of September 30, 2021
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Maturity
JPM Repo Facility	$400,000	$114,584	$2,821	2.14%	10/6/2022
CS Repo Facility (2)	200,000	61,788	2,432	2.95%	8/11/2022
WF Repo Facility (3)	175,000	102,368	924	1.75%	11/22/2021
Barclays Revolver Facility (4)	100,000	75,000	223	8.25%	9/20/2023
Barclays Repo Facility (5)	300,000	196,416	1,512	1.75%	3/15/2022
Total	$1,175,000	$550,156	$7,912
________________________
(1) For the nine months ended September 30, 2021. Includes amortization of deferred financing costs.
(2) On August 12, 2021, the Company exercised the extension option upon the satisfaction of certain conditions, and extended the term maturity to August 11, 2022. Additionally, on November 3, 2021 the committed financing amount was amended from $200 million to $300 million with the option to upsize to $400 million at the Company's discretion.
(3) There are two more one-year extension options available at the Company's discretion. On October 15, 2021 the committed financing amount was upsized from $175 million to $275 million.
(4) On September 8, 2021, the Company amended the maturity date to September 20, 2023. There is one one-year extension option available at the Company's discretion.
(5) There are two one-year extension options available at the Company's discretion.

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
Other financing and loan participation - Commercial Mortgage Loans
On March 23, 2020, the Company transferred $15.2 million of its interest in a term loan to Sterling National Bank ("SNB") via a participation agreement. Since inception, the Company's outstanding loan increased as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The Company incurred $0.2 million and $0.7 million of interest expense on the SNB term loan for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021 the outstanding participation balance was $37.4 million. The loan matures on February 9, 2023.

Mortgage Note Payable
On October 15, 2019, the Company obtained a commercial mortgage loan for $29.2 million related to the real estate owned portfolio. As of September 30, 2021 the loan accrued interest at an annual rate of 3.85% and matures on November 6, 2034. The Company incurred $0.3 million and $0.9 million of interest expense for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021 the loan has been assumed by the purchaser of the underlying asset and is no longer held by the Company (see Note 5 - Real Estate Owned).
On September 17, 2021, the Company, in connection with the consolidating joint venture (as discussed in Note 5 - Real Estate Owned), originated a $112.7 million mortgage note payable, of which $88.7 million is eliminated in consolidation (see Note 5 - Real Estate Owned). The remaining mortgage note payable of $24.0 million is disclosed on the consolidated balance sheet. As of September 30, 2021, the loan accrued interest at an annual rate of 3.1% and matures on October 9, 2024.
Unsecured Debt
Pursuant to a lending and security agreement with Security Benefit Life Insurance Company ("SBL"), which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $0.4 million and $1.2 million of interest expense on the lending agreement with SBL for the three and nine months ended September 30, 2021. As of September 30, 2021, the outstanding balance was $60.0 million.
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
Below is a summary of the Company's MRAs as of September 30, 2021 and December 31, 2020 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of September 30, 2021
JP Morgan Securities LLC	$18,980	$205	$24,105	1.14%	1
Wells Fargo Securities, LLC	—	—	—	N/A	N/A
Goldman Sachs International	—	37	—	N/A	N/A
Barclays Capital Inc.	27,551	467	36,162	1.28%	50
Credit Suisse AG	—	—	—	N/A	N/A
Citigroup Global Markets, Inc.	—	81	—	N/A	N/A
Total/Weighted Average	$46,531	$790	$60,267	1.22%	30

As of December 31, 2020
JP Morgan Securities LLC	$33,791	$1,668	$43,612	1.75%	31
Wells Fargo Securities, LLC	—	1,057	—	N/A	N/A
Goldman Sachs International	22,440	455	30,794	1.68%	16
Barclays Capital Inc.	76,809	2,102	97,244	1.71%	33
Credit Suisse AG	—	905	—	N/A	N/A
Citigroup Global Markets, Inc.	53,788	2,532	71,723	1.70%	29
Total/Weighted Average	$186,828	$8,719	$243,373	2.79%	33
________________________
(1) Includes $60.3 million and $72.2 million of CLO notes, held by the Company, which are eliminated within the real estate securities, at fair value line in the consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

The following tables summarize our Repurchase Agreements, Commercial Mortgage Loans and our MRAs for the nine months ended September 30, 2021, 2020 and 2019, respectively:

	As of September 30, 2021
	Amount Outstanding			Average Outstanding Balance
	Q1	Q2	Q3	Q1	Q2	Q3
Repurchase Agreements, Commercial Mortgage Loans	$152,925	$287,462	$550,156	$340,485	$282,891	$331,871
Repurchase Agreements, Real Estate Securities	$88,272	$46,510	$46,531	$123,322	$57,301	$46,527
	As of September 30, 2020
	Amount Outstanding			Average Outstanding Balance
	Q1	Q2	Q3	Q1	Q2	Q3
Repurchase Agreements, Commercial Mortgage Loans	$234,524	$226,224	$183,033	$282,282	$238,280	$197,632
Repurchase Agreements, Real Estate Securities	$496,880	$335,256	$177,541	$412,809	$351,202	$316,229
	As of September 30, 2019
	Amount Outstanding			Average Outstanding Balance
	Q1	Q2	Q3	Q1	Q2	Q3
Repurchase Agreements, Commercial Mortgage Loans	$370,889	$132,870	$111,937	$357,850	$337,970	$132,126
Repurchase Agreements, Real Estate Securities	$22,078	$85,022	$244,308	$52,711	$84,179	$181,198
The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the nine months ended September 30, 2021, the maximum average outstanding balance was $475.5 million, of which $363.6 million was related to repurchase agreements on our commercial mortgage loans and $111.9 million for repurchase agreements on our real estate securities.
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
There were no issuances of common stock, Series A Preferred Stock or Series C Preferred Stock during the nine months ended September 30, 2021.
As of September 30, 2021, we had no outstanding binding purchase commitments for common stock, Series A Preferred Stock or Series C Preferred Stock.
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

The following table summarizes the issuance of Series D Preferred Stock in these offerings (dollars in thousands, except share amounts):

Total
	Shares Issued	Proceeds
Balance, December 31, 2020	—	$—
January 2021	—	—
February 2021	—	—
March 2021	17,950	89,722
April 2021	—	—
May 2021	—	—
June 2021	—	—
July 2021	—	—
August 2021	—	—
September 2021	—	—
Ending Balance September 30, 2021	17,950	$89,722
As of September 30, 2021, we had no outstanding binding purchase commitments for Series D Preferred Stock.
The following tables present the activity in the Company's Series A Preferred Stock for the periods ended September 30, 2021 and September 30, 2020, respectively (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2020	40,515	$202,292
Exchanged for Series D Preferred Stock	(14,950)	(74,748)
Dividends paid in Preferred Stock	2	5
Offering costs	—	(14)
Amortization of offering costs	—	68
Ending Balance September 30, 2021	25,567	$127,603

	Shares	Amount
Balance, December 31, 2019	40,500	$202,144
Issuance of Preferred Stock	14	70
Dividends paid in Preferred Stock	1	4
Offering costs	—	(9)
Amortization of offering costs	—	71
Ending Balance, September 30, 2020	40,515	$202,280
The following table presents the activity in the Company's Series C Preferred Stock for the period ended September 30, 2021 and September 30, 2020, respectively (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2020	1,400	$6,962
Issuance of Preferred Stock	—	—
Dividends paid in Preferred Stock	—	—
Offering costs	—	—
Amortization of offering costs	—	7
Ending Balance, September 30, 2021	1,400	$6,969

	Shares	Amount
Balance, December 31, 2019	1,400	$6,966
Issuance of Preferred Stock	—	—
Dividends paid in Preferred Stock	—	—
Offering Costs	—	(11)
Amortization of offering costs	—	6
Ending Balance, September 30, 2020	1,400	$6,961
The following table present the activity in the Company's Series D Preferred Stock for the three months ended September 30, 2021 (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2020	—	$—
Issuance of Preferred Stock	17,950	89,748
Dividends paid in Preferred Stock	—	—
Offering Costs	—	(83)
Amortization of offering costs	—	12
Ending Balance, September 30, 2021	17,950	$89,677
As of September 30, 2020 the Company did not have any Series D Preferred Stock outstanding.
Distributions
In order to maintain its election to qualify as a REIT, we must currently distribute, at a minimum, an amount equal to 90% of its taxable income, without regard to the deduction for distributions paid and excluding net capital gains. The Company must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate U.S. federal income taxes.
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
In April 2020, our board of directors unanimously approved a transition in the timing of its dividend payments, if any, to holders of the Company’s common stock from a monthly payment with daily accruals to a quarterly accrual and payment basis. Similarly, the Company began paying accrued and unpaid dividends on Preferred Stock on a quarterly basis. On June 28, 2021, we temporarily suspended the DRIP and as a result, DRIP participants, along with all other holders of the Company’s equity securities, received their second and third quarter 2021 dividends in cash.
In September 2021, our board of directors declared the following third quarter 2021 dividends: (i) a quarterly cash dividend of $0.355 per share (equivalent to $1.42 per annum), an increase of $0.08 per share compared to the second quarter of 2021, which was paid in October 2021 to holders of record on September 30, 2021, and (ii) a third quarter dividend of $106.22 per share on our Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, which was paid in October 2021 to holders of record on September 30, 2021.

The below table shows the distributions paid on shares outstanding of common stock during the nine months ended September 30, 2021 and September 30, 2020 (dollars in thousands):

Nine Months Ended September 30, 2021
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 4, 2021	$9,652	$2,584
April 1, 2021	9,603	2,530
July 8, 2021	12,170	—
Total	$31,425	$5,114

Nine Months Ended September 30, 2020
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 2, 2020	$4,154	$1,211
February 5, 2020	4,177	1,210
March 2, 2020	3,919	1,130
April 1, 2020	5,413	—
July 1, 2020	9,463	2,679
Total	$27,126	$6,230
The following table shows the sources for the payment of distributions to common stockholders for the periods presented (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Distributions:
Distributions paid in Cash	$12,170		$9,463		$31,425		$27,126
Distributions Reinvested	—		2,679		5,114		6,230
Total Distributions	$12,170		$12,142		$36,539		$33,356
Source of Distribution Coverage:
Net Income	$12,170	100.0%	$9,463	77.9%	$31,425	86.0%	$10,466	31.4%
Available Cash on hand	—	—%	—	—%	—	—%	16,660	49.9%
Common Stock Issued Under DRIP	—	—%	2,679	22.1%	5,114	14.0%	6,230	18.7%
Total Sources of Distributions	$12,170	100.0%	$12,142	100.0%	$36,539	100.0%	$33,356	100.0%
Net Income applicable to common stock (GAAP)	$29,490		$16,739		$75,905		$10,466
Cash Flows
Cash Flows for the Nine Months Ended September 30, 2021
Net cash provided by operating activities for the nine months ended September 30, 2021 was $163.0 million. Cash inflows were primarily driven by net income of $98.7 million, coupled with net inflows of $67.6 million related to originations of and proceeds from sales of commercial mortgage loans, measured at fair value.
Net cash used in investing activities for the nine months ended September 30, 2021 was $504.9 million. Cash outflows were primarily driven by origination and purchase of $1,388.8 million of commercial mortgage loans, held for investment and net purchase/sale of real estate owned assets of $104.1 million. Outflows were offset by proceeds from the sale of real estate securities of $178.0 million, principal repayments on commercial mortgage loans, held for investment of $771.9 million and proceeds from sale of commercial mortgage loans, held for sale of $38.2 million.
Net cash provided by financing activities for the nine months ended September 30, 2021 was $350.6 million. Cash inflows were primarily driven by net proceeds from borrowings on CLOs and repurchase agreements - commercial mortgage loans of $170.1 million and $273.8 million, respectively, net borrowings on unsecured debt and mortgage note payable of $60.0 million and $23.9 million, respectively, and proceeds from issuances of redeemable convertible preferred stock of $15.0 million. Inflows were offset by net repayments on our CMBS MRAs of $140.3 million. Additionally, $42.1 million was used in cash distributions to stockholders and $11.4 million was used for stock repurchases.

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
Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of September 30, 2021 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$26,989	$111,619	$290,796	$—	$429,404
Repurchase agreements - commercial mortgage loans	360,572	189,584	—	—	550,156
Repurchase agreements - real estate securities	46,531	—	—	—	46,531
CLOs (2)	—	—	—	1,809,280	1,809,280
Mortgage Note Payable	—	—	—	23,998	23,998
Total	$434,092	$301,203	$290,796	$1,833,278	$2,859,369
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $300.1 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligations line of the consolidated balance sheet as of September 30, 2021.
Related Party Arrangements
Amended Advisory Agreement
Refer to “Note 11 - Related Party Transactions and Arrangements” for a summary of the Company’s Advisory Agreement with the Advisor and amounts paid to the Advisor pursuant to the Advisory Agreement for the three and nine months ended September 30, 2021 and 2020.
Lending Agreement with Stockholder
Pursuant to a lending and security agreement with SBL, which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $0.4 million and $1.2 million interest expense on the lending agreement with SBL for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021 there was $60.0 million outstanding under the lending agreement.

SBL also holds 17,950 shares of the Company's outstanding shares of Series D Preferred Stock, of which 14,950 shares were acquired in exchange for an equivalent number of shares of Series A Preferred Stock in March 2021. SBL also acquired an additional 3,000 shares of Series D Preferred Stock at the liquidation preference of $15.0 million (net of accrued and unpaid dividends on the exchanged Series A Preferred Stock) in such transaction.
Other Related Party Arrangement
On September 17, 2021, the Company, in connection with the consolidating joint venture (as discussed in Note 5 - Real Estate Owned), originated a $112.7 million mortgage note payable, of which $88.7 million is eliminated in consolidation (see Note 5 - Real Estate Owned). The remaining mortgage note payable of $24.0 million is disclosed on the consolidated balance sheet. As of September 30, 2021, the loan accrued interest at an annual rate of 3.1% and matures on October 9, 2024.
Off Balance Sheet Arrangements
We currently have no off balance sheet arrangements as of September 30, 2021 and through the date of the filing of this Form 10-Q.
Distributable Earnings
Distributable Earnings is a non-GAAP measure, which we define as GAAP net income (loss), adjusted for (i) non-cash CLO amortization acceleration and amortization over our expected useful life of our CLOs, (ii) unrealized gains and losses on loans and derivatives, including CECL reserves and impairments, (iii) non-cash equity compensation expense, (iv) depreciation and amortization, (v) non-cash incentive fee accruals, and (vi) certain other non-cash items.
We believe that Distributable Earnings provides meaningful information to consider in addition to our GAAP results. We believe Distributable Earnings is a useful financial metric for existing and potential future holders of our common stock as historically, over time, Distributable Earnings has been an indicator of our dividends per share. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments, and therefore we believe our dividends are one of the principal reasons stockholders may invest in our common stock. Further, Distributable Earnings helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations and is one of the performance metrics we consider when declaring our dividends.
Distributable Earnings does not represent net income (loss) and should not be considered as an alternative to GAAP net income (loss). Our methodology for calculating Distributable Earnings may differ from the methodologies employed by other companies and thus may not be comparable to the Distributable Earnings reported by other companies.
The following table provides a reconciliation of GAAP net income to Distributable Earnings as of September 30, 2021 and September 30, 2020 (amounts in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
GAAP Net Income	$38,495	$21,497	$98,651	$21,911
Adjustments:
CLO amortization acceleration (1)	(867)	(691)	(2,401)	953
Unrealized (gain)/loss on financial instruments (2)	(325)	(4,579)	(401)	738
Incentive fees	4,280	—	8,046	—
Depreciation and amortization	—	591	812	1,765
Increase/(decrease) in provision for credit losses	(1,613)	(3,710)	(5,452)	14,929
Impairment losses on real estate owned assets	—	—	—	398
Distributable earnings	$39,970	$13,108	$99,255	$40,694
Average Equity	$1,063,428	$974,733	$1,044,583	$966,519
Annualized GAAP ROE	14.5%	8.8%	12.6%	3.0%
Annualized distributable earnings ROE	15.0%	5.4%	12.7%	5.5%
Distributable earnings per share	$0.69	$0.23	$1.73	$0.71
________________________
(1) Adjusted for non-cash CLO amortization acceleration to effectively amortize issuance costs of our CLOs over the expected lifetime of the CLOs. We assume our CLOs will be outstanding for four years and amortized the financing costs over four years in our distributable earnings as compared to effective yield methodology in our GAAP earnings.
(2) Adjusted for unrealized gains and losses on loans and derivatives.

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
As of September 30, 2021 and December 31, 2020, our portfolio included 144 and 133 variable rate investments, respectively, based on LIBOR for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity.
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

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	September 30, 2021	December 31, 2020
(-) 25 Basis Points	1.47%	2.16%
Base Interest Rate	—%	—%
(+) 50 Basis Points	(4.02)%	(5.87)%
(+) 100 Basis Points	(5.47)%	(9.86)%

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
Market Risk
As a result of the closing of the Capstead merger on October 19, 2021 we hold a significant amount of ARM securities. Changes in the level of interest rates and spreads can significantly impact the value of these assets. We may utilize a variety of financial instruments in order to limit the adverse effects of interest rates on our results.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
Refer to “Litigation and Regulatory Proceedings” in “Note 10 – Commitments and Contingencies”. The Company believes that these matters, individually or in the aggregate, will not have a material impact on the Company’s financial condition, operating results or cash flows.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2020. Except as set forth below, there have been no material changes from these risk factors.
Risks Related to the Capstead Merger
We may not be able to realize the anticipated benefits of the merger on the anticipated timeframe or at all.
The merger involved the combination of two companies that operated as independent public companies. We may encounter the following difficulties in integrating the acquired assets into our operations:
•we may not be able to convert Capstead’s securities portfolio into cash at the prices we expected when we entered into the merger agreement, or in the timeframe we expected;
•we may not be able to successfully redeploy the capital generated from Capstead’s assets into investments made pursuant to the Company’s traditional investment strategies at return thresholds consistent with our historical returns, or within the expected timetable;
•we may encounter unknown liabilities and unforeseen increased expenses, delays or conditions associated with the merger; and
•we may experience performance shortfalls as a result of the diversion of management’s attention caused by the merger.
These challenges could result in the distraction of the Company’s management, the disruption of the Company’s ongoing business or inconsistencies in its operations, services, standards, controls, policies and procedures, any of which could adversely affect the Company’s ability to deliver investment returns to stockholders, to maintain relationships with its key stakeholders, to achieve the anticipated benefits of the merger, or could otherwise materially and adversely affect its business and financial results.
Changes in interest rates, whether increases or decreases, may adversely affect yields on the securities acquired in the Merger.
The securities we acquired in the Capstead acquisition primarily consist of residential adjustable-rate mortgage pass-through securities issued and guaranteed by government-sponsored enterprises or by an agency of the federal government (“ARM Agency Securities”). Only a portion of coupon interest rates on the ARM loans underlying these securities reset each month and the terms of these ARM loans generally limit the amount of any increases during any single interest rate adjustment period and over the life of a loan. During periods of relatively low short term interest rates, declines in the indices used to determine coupon interest rate resets for ARM loans may adversely affect yields on the Capstead ARM securities as the underlying ARM loans reset at lower rates.
An increase in prepayments may adversely affect the fair value of the Capstead portfolio.
Prepayment expectations are an essential part of pricing mortgage investments in the marketplace and the speed of prepayments can vary widely from month to month and across individual investments; however, until we have liquidated the Capstead portfolio, prolonged periods of high mortgage prepayments could significantly reduce the expected life of the Capstead portfolio. Therefore, actual yields we realize can be lower due to faster amortization of investment premiums, which can adversely affect earnings. High levels of mortgage prepayments can also lead to larger than anticipated demands on our liquidity from our lending counterparties. Additionally, periods of high prepayments can adversely affect pricing for most of Capstead’s mortgage investments and, as a result, book value per common share can be adversely affected due to declines in the fair value of the remaining Capstead portfolio.
Periods of illiquidity in the mortgage markets may reduce amounts available under secured borrowing arrangements due to declines in the perceived value of related collateral and may reduce the number of counterparties willing to lend to us and/or the amounts individual counterparties are willing to lend, both of which could adversely impact our liquidity, financial condition and earnings.

Capstead financed its portfolio by pledging individual securities as collateral under uncommitted secured borrowing arrangements. If the perceived market value of the pledged collateral of the Capstead portfolio as determined by the lenders under these arrangements declines, we may be subject to margin calls wherein the lender requires us to pledge additional collateral to reestablish the agreed-upon margin percentage. Because market illiquidity tends to put downward pressure on asset prices, we may be presented with substantial margin calls during such periods. If we are unable or unwilling to pledge additional collateral, lenders can liquidate the collateral or seek other remedies, potentially under adverse market conditions, resulting in losses. At such times we may determine that it is prudent to sell assets to improve our ability to pledge sufficient collateral to support our remaining secured borrowings, which could result in losses. In addition, lower pricing levels for remaining investments will lead to declines in book value per common share.
Our ability to achieve our investment objectives depends on our ability to re-establish or roll maturing secured borrowings on a continuous basis and none of our counterparties are obligated to enter into new borrowing transactions at the conclusion of existing transactions. During periods of market illiquidity or due to perceived credit deterioration of the collateral pledged or of us, a lender may require that less favorable asset pricing procedures be employed, margin requirements be increased and/or may choose to limit or completely curtail lending to us. If a counterparty chooses not to roll a maturing borrowing, we must pay off the borrowing, generally with cash available from another secured borrowing arrangement entered into with another counterparty. If we determine that we do not have sufficient borrowing capacity with our remaining counterparties, we could be forced to sell assets under potentially adverse market conditions, which could result in losses. An industry-wide reduction in the availability of secured borrowings could adversely affect pricing levels for mortgage investments leading to declines in our liquidity and book value per common share. Under these conditions, we may determine that it is prudent to sell assets to improve our ability to pledge sufficient collateral to support our remaining borrowings, which could result in losses. In addition, lower pricing levels for remaining investments will lead to declines in book value per common share.
We incurred direct and indirect costs as a result of the merger with Capstead
We incurred substantial expenses in connection with and as a result of completing the merger with Capstead and expect to incur additional expenses in connection with integrating the acquired business. Factors beyond our control could affect the total amount or timing of these expenses, many of which, by their nature, are difficult to estimate accurately.
Because we have a large number of stockholders subject to lock-up restrictions which expire six months after the effective time of the merger, there may be significant pent-up demand to sell shares of our common stock once applicable lock-up restrictions expire. Significant sales of shares of our common stock, or the perception that significant sales of such shares could occur, may adversely impact the price of shares of our common stock.
Pursuant to certain lock-up agreements and the restructuring of our equity prior to the effective time of the Merger, approximately 94% of the shares of our common stock (including shares of common stock underlying preferred shares that automatically convert to common stock) which were outstanding prior to the effective time of the Merger are prohibited from being publicly traded for six months following the Merger (i.e., until April 19, 2022). Prior to its listing in connection with the closing of the Merger on October 19, 2021, our common stock had never been listed on any national securities exchange and the ability of stockholders to liquidate their investments was limited. As a result, there may be significant pent-up demand to sell shares of our common stock once the lock-up restrictions referenced above expire. A large volume of sales of shares of our common stock could decrease the prevailing market price of shares of our common stock and could impair the our ability to raise additional capital through the sale of equity securities in the future. Even if actual sales volumes are not elevated, the mere perception of the possibility of these sales could depress the market price of shares of our common stock and have a negative effect on the our ability to raise capital in the future.
We have a significant amount of indebtedness and may need to incur more in the future.
We have substantial indebtedness following completion of the Merger. In addition, in connection with executing our business strategies following the Merger, we expect to evaluate the possibility of originating, funding, and acquiring additional commercial real estate debt and making other strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness could have material adverse consequences, including:
•hindering our ability to adjust to changing market, industry or economic conditions;
•limiting our ability to access the capital markets to raise additional equity or refinance maturing debt on favorable terms or to fund acquisitions or emerging businesses;
•limiting the amount of cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses;
•making US more vulnerable to economic or industry downturns, including interest rate increases; and
•placing US at a competitive disadvantage compared to less leveraged competitors.

Moreover, we may be required to raise substantial additional capital to execute our business strategy. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. If we are unable to obtain additional financing, our credit ratings could be further adversely affected, which could further raise our borrowing costs and further limit our future access to capital and our ability to satisfy our obligations under our indebtedness.
If we are unable to implement and maintain effective internal controls over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
As a newly-listed public company, beginning with the 2022 fiscal year, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal controls over financial reporting on an annual basis. The process of designing, implementing and testing the internal controls over financial reporting required to comply with this obligation is time consuming, costly and complicated. If we identify material weaknesses in our internal controls over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal controls over financial reporting are effective or if the independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. We could also become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Share repurchase activity under the SRP (which was terminated in October 2021) during the nine months ended September 30, 2021 was as follows:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2020	8,094	4,121,735	$19.88
January 1 - January 31, 2021(1)	1,355	525,580	17.53
February 1 - February 28, 2021	—	—	N/A
March 1 - March 31, 2021(1)	—	—	N/A
April 1 - April 30, 2021	—	—	N/A
May 1 - May 31, 2021(1)	—	—	N/A
June 1 - June 30, 2021	—	—	N/A
July 1 - July 31, 2021(2)	1,424	123,257	17.88
August 1 - August 31, 2021	—	—	N/A
September 1 - September 30, 2021(2)	—	—	N/A
Cumulative as of September 30, 2021	10,873	4,770,572	$19.57
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
(2) Reflects shares repurchased pursuant to repurchase requests submitted for the first semester of 2021, including 1,776 shares which for administrative reasons were processed in September 2021. Pursuant to the terms of the SRP, the Company is only authorized to repurchase up to the amount of proceeds reinvested through our DRIP during the applicable semester. As a result, redemption requests in the amount of 761 shares were not fulfilled for the first semester of 2021.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of July 25, 2021, by and among Benefit Street Partners Realty Trust, Inc., Rodeo Sub I, LLC, Capstead Mortgage Corporation and Benefit Street Partners L.L.C. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 26, 2021).

2.2
First Amendment to Agreement and Plan of Merger, dated September 22, 2021, by and among Benefit Street Partners Realty Trust, Inc., Rodeo Sub I, LLC, Capstead Mortgage Corporation and Benefit Street Partners L.L.C. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on September 22, 2021)

3.1
Articles of Amendment to the Articles of Amendment and Restatement of Benefit Street Partners Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 8, 2021)

3.2
Articles Supplementary of Franklin BSP Realty Trust, Inc., effective October 12, 2021, relating to Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 8, 2021)

3.3	Amended and Restated Bylaws of Franklin BSP Realty Trust, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 8, 2021)
3.4
Articles Supplementary of Franklin BSP Realty Trust, Inc., effective October 19, 2021, relating to Series E Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 21, 2021)

10.1
Amendment No. 1 to Amended and Restated Advisory Agreement, dated August 18, 2021, by and among Benefit Street Partners Realty Trust, Inc., Benefit Street Partners Realty Operating Partnership, L.P. and Benefit Street Partners, L.L.C. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 18, 2021)

10.2*	Third Amendment to Credit Agreement, dated as of September 8, 2021, among the Company, BSPRT BB Loan, LLC and Barclays Bank PLC.
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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Benefit Street Partners Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________________________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin BSP Realty Trust, Inc.
Dated:	November 10, 2021	By	/s/ Richard J. Byrne
Name: Richard J. Byrne
Title: Chief Executive Officer and President
(Principal Executive Officer)

Dated:	November 10, 2021	By	/s/ Jerome S. Baglien
Name: Jerome S. Baglien
Title: Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)