Form 10-K
period 2021-12-31
Franklin BSP Realty Trust, Inc.
filed 2022-02-25
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2021
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 000-55188
FRANKLIN BSP REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-1406086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1345 Avenue of the Americas, Suite 32A, New York, NY	10105
(Address of principal executive offices)	(Zip Code)
(212) 588-6770
(Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FBRT	New York Stock Exchange
7.50% Series E Cumulative Redeemable Preferred Stock, par value $0.01 per share	FBRT PRE	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
Series F Convertible Preferred Stock, par value $0.01 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2021 there was no established public market for the registrant's shares of common stock. The registrant’s common stock commenced trading on the facilities of the New York Stock Exchange on October 19, 2021. As of December 31, 2021, the market capitalization of the registrant's common stock (not including preferred stock that will automatically convert to common stock in 2022) was $656,850,964. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
The number of outstanding shares of the registrant's common stock on February 17, 2022 was 43,957,363 shares.
DOCUMENTS INCORPORATED BY REFERENCE
None.

FRANKLIN BSP REALTY TRUST, INC.

FORM 10-K
Year Ended December 31, 2021

58

i

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Franklin BSP Realty Trust, Inc. ("we," "our," "us," or the "Company") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law. Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the continuing adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, operating results and cash flows of the Company, its borrowers, the real estate market, the global economy and the financial markets. The extent to which the COVID-19 pandemic continues to impact us and our borrowers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, including resurgences of the virus and its variants, including the Delta and Omicron variants, the speed, effectiveness and adoption of vaccine (including boosters) and treatment developments and the direct and indirect economic effects of the pandemic and containment measures, among others.
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
•the effect of general market, real estate market, economic and political conditions;
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

Risk Factor Summary
We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage our stockholders to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety.
Risks Related to an Investment in Franklin BSP Realty Trust, Inc.
•The COVID-19 pandemic continues to adversely impact our business and the business of many of our borrowers.
•Because we have a large number of stockholders subject to lock-up restrictions which expire in April 2022, there may be significant pent-up demand to sell shares of our common stock once applicable lock-up restrictions expire.
•Our business could suffer in the event our Advisor or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.
Risks Related to Conflicts of Interest
•The Advisor faces conflicts of interest relating to purchasing commercial real estate-related investments, and such conflicts may not be resolved in our favor.
•The Advisor and its employees face competing demands relating to their time, and this may cause our operating results to suffer.
Risks Related to Our Corporate Structure
•The limit on the number of shares a person may own may discourage a takeover.
•Certain provisions of Maryland law could inhibit a change in control of our Company.
Risks Related to Our Financing Strategy
•The Company uses leverage in connection with our investments, which increases the risk of loss associated with our investments.
•Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions.
•In a period of rising interest rates, our interest expense could increase while the interest we earn on our fixed-rate assets would not change, which would adversely affect our profitability.
•We may not be able to access financing sources on attractive terms, if at all, which could dilute our existing stockholders and adversely affect our ability to grow our business.
•We use short-term borrowings to finance our investments which require us to provide additional collateral in the event the lender determines there is a decrease in the fair value of our collateral, and these calls for collateral could significantly impact our liquidity position.
Risks Related to our Investments
•Our commercial real estate debt investments are subject to the risks typically associated with commercial real estate.
•Our success depends on the availability of attractive investment opportunities and the Advisor’s ability to identify, structure, consummate, leverage, manage and realize returns on our investments.
•There can be no assurances that the U.S. or global financial systems will remain stable.
•We may have difficulty in redeploying the proceeds from repayments of our existing loans and other investments.
•Delays in liquidating defaulted commercial real estate debt investments could reduce our investment returns.
•Subordinate commercial real estate debt that we originate or acquire exposes us to greater losses.
•We may be subject to risks associated with construction lending, such as declining real estate values, cost overruns and delays in completion.
•Investments in non-conforming or non-investment grade rated loans or securities involve greater risk of loss.
•Insurance may not cover all potential losses on the properties underlying our investments.
•We invest in CMBS, which may include subordinate securities, which entails certain risks.
•The CMBS in which we may invest are subject to the risks of the mortgage securities market as a whole and risks of the securitization process.
•We invest in collateralized debt obligations ("CDOs") and such investments involve significant risks.
•Adjustable-rate commercial real estate loans may entail greater risks of default to us than fixed-rate commercial real estate loans.

•Changes in interest rates could negatively affect the value of our investments, which could result in reduced income or losses and negatively affect the cash available for distribution.
•Hedging against interest rate exposure may adversely affect our income, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.
•Most of our investments are illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions, which may result in losses to us.
•While we attempt to align the maturities of our liabilities with the maturities on our assets, we may not be successful in that regard which could harm our operating results and financial condition.
•Provision for credit losses is difficult to estimate.
•Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.
•Changes to, or the elimination of, LIBOR may adversely affect our interest income, interest expense, or both.
Risks Related to the Conduit Segment of the Business
•We use warehouse facilities that may limit our ability to acquire assets, and we may incur losses if the collateral is liquidated.
•We directly or indirectly utilize non‑recourse securitizations, and such structures expose us to risks that could result in losses to us.
•The securitization market is subject to a regulatory environment that may affect certain aspects of these activities.
Risks Related to our merger with Capstead Mortgage Corporation
•We may not be able to realize the anticipated benefits of the merger on the anticipated timeframe or at all.
•Changes in interest rates, whether increases or decreases, may adversely affect yields on the securities acquired in the merger.
•An increase in prepayments may adversely affect the fair value of the Capstead portfolio.
•Periods of illiquidity in the mortgage markets may reduce amounts available under secured borrowing arrangements due to declines in the perceived value of related collateral and may reduce the number of counterparties willing to lend to us and/or the amounts individual counterparties are willing to lend.
•We incurred direct and indirect costs as a result of the merger with Capstead.
•We have a significant amount of indebtedness and may need to incur more in the future.
Risks Related to Taxation
•Our failure to qualify as a REIT could have significant adverse consequences to us and the value of our common stock.
•The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
•Even if we qualify as a REIT, we may be subject to tax liabilities that reduce our cash flow for distribution to our stockholders.
•The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.
•The “taxable mortgage pool” rules may increase the taxes that we or our stockholders incur, and may limit the manner in which we effect future securitizations.
•The prohibited transactions tax may limit our ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for U.S. federal income tax purposes.
•Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
•Liquidation of assets may jeopardize our REIT qualification.
•Modification of the terms of our debt investments and mortgage loans underlying our CMBS in conjunction with reductions in the value of the real property securing such loans could cause us to fail to qualify as a REIT.

PART I
Item 1. Business
Franklin BSP Realty Trust, Inc. (the “Company”), formerly known as Benefit Street Partners Realty Trust, Inc., is a real estate finance company that primarily originates, acquires and manages a diversified portfolio of commercial real estate debt investments secured by properties located within and outside the United States. The Company is a Maryland corporation and has made tax elections to be treated as a real estate investment trust (a "REIT") for U.S. federal income tax purposes since 2013. We believe that we have qualified as a REIT and we intend to continue to meet the requirements for qualification and taxation as a REIT. Substantially all of our business is conducted through Benefit Street Partners Realty Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. We are the sole general partner and directly or indirectly hold all of the units of limited partner interests in the OP. In addition, the Company, through one or more subsidiaries which are each treated as a taxable REIT subsidiary (a “TRS”), is indirectly subject to U.S. federal, state and local income taxes.
The Company has no employees. Benefit Street Partners L.L.C. serves as our advisor ("Advisor") pursuant to an advisory agreement, as amended on August 18, 2021 (the "Advisory Agreement"). The Advisor, an investment adviser registered with the SEC, is a credit-focused alternative asset management firm.
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
The Company primarily invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans which the Company intends to sell through its TRS into commercial mortgage-backed securities ("CMBS") securitization transactions.
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
On October 19, 2021, the Company completed a merger with Capstead Mortgage Corporation (“Capstead”) pursuant to which Capstead merged into a wholly-owned subsidiary of the Company, and the Company’s common stock commenced trading on the New York Stock Exchange ("NYSE") under the ticker “FBRT”. The Capstead assets acquired in the merger consist primarily of cash and residential adjustable-rate mortgage pass-through securities issued and guaranteed by government-sponsored enterprises or by an agency of the federal government. The Company intends to reinvest the cash and proceeds from dividends, interest, repayments and sales of the assets acquired in the merger into its own investment strategies.
Investment Objectives
We plan to implement policies and strategies to provide our common shareholders attractive, risk-adjusted returns through a stable divided and capital growth.
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
As noted above, we also acquired a significant portfolio of residential adjustable-rate mortgage pass-through securities issued and guaranteed by government-sponsored enterprises or by an agency of the federal government in our merger with Capstead. We intend to reinvest the cash and proceeds from dividends, interest, repayments and sales of these assets into our four investment strategies.

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
Commercial Real Estate Securities
In addition to our focus on origination of and investments in commercial real estate debt, we may also acquire commercial real estate securities, such as CMBS, RMBS, unsecured REIT debt, CDO notes, and equity investments in entities that own commercial real estate.
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

Ownership of Properties and Other Possible Investments
Although we expect that most of our investments will be of the types described above, we may make other investments. For example, we own and expect in the future to own real estate acquired by the Company through foreclosure and deed in lieu of foreclosure, or from purchases of real estate that generally are, or will be, subject to a triple net lease. We may also invest in whatever other types of interests in real estate-related assets that we believe are in our best interest which may include the commercial real property underlying our debt investments as a result of a loan workout, foreclosure or similar circumstances.
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
Income Taxes
We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") commencing with the taxable year ended December 31, 2013. In general, as a REIT, if we meet certain organizational and operational requirements and distribute at least 90% of our "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to our stockholders in a year, we will not be subject to U.S. federal income tax to the extent of the income that we distribute. We believe that we currently qualify and we intend to continue to qualify as a REIT under the Internal Revenue Code. If we fail to qualify as a REIT in any taxable year and statutory relief provisions were not to apply, we will be subject to U.S. federal income tax on our income at regular corporate tax rates for the year in which we do not qualify and the succeeding four years. Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and property and U.S. federal income and excise taxes on our undistributed income.
We pay income taxes on our Conduit segment, which is conducted by our wholly-owned TRS entities. The income taxes on the Conduit segment are paid at the U.S. federal and applicable state levels.

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
Employees
As of December 31, 2021, we had no employees. Our executive officers serve as officers of our Advisor and are employed by an affiliate of our Advisor. The employees of the Advisor and other affiliates of the Advisor perform a full range of real estate services for us, including origination, acquisitions, accounting, legal, asset management, wholesale brokerage, and investor relations services. We are dependent on these affiliates for services that are essential to us, including asset acquisition decisions, and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
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
Available Information
We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, and proxy statements, with the SEC. We also filed with the SEC a registration statement in connection with our dividend reinvestment plan ("DRIP") securities offerings. The SEC maintains an internet address at www.sec.gov that contains reports, proxy statements and information statements, and other information, which may be obtained free of charge. In addition, copies of our filings with the SEC may be obtained from the website maintained for us at www.fbrtreit.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Form 10-K.
Item 1A. Risk Factors
Risks Related to an Investment in Franklin BSP Realty Trust, Inc.
The COVID-19 pandemic continues to adversely impact our business and the business of many of our borrowers.
The COVID-19 pandemic has had, and another pandemic or public health crisis in the future could have, repercussions across domestic and global economies and financial markets. The COVID-19 pandemic resulted in many governmental authorities, including state and local governments in regions in which our borrowers own properties, reacting by instituting government restrictions, border closings, quarantines, “shelter-in-place” orders and “social distancing” guidelines which forced many of our borrowers to suspend or significantly restrict their business activities. The recent resurgences driven by variants, such as Delta and Omicron, have resulted in some of these restrictions, which had been lifted, being reimposed. The economic consequences of the pandemic and government and individual responses to it resulted challenging operating conditions for many businesses, particularly in the retail (including restaurants) and hospitality sectors.

The COVID-19 pandemic has adversely affected our business in a number of respects, including:
•at the onset of the pandemic in March and April of 2020, the financial markets for the assets we then held in our real estate securities portfolio were significantly disrupted, resulting in significant decreases in market values for these assets and significant market volatility. This resulted in margin calls from our lenders, which we satisfied, but similar disruptions in the future could result in additional margin calls, including with respect to the assets we acquired in the Capstead merger, which, if not satisfied, could result in the liquidation of some of our assets at significant losses.
•declines in the value of commercial real estate generally, and significant declines in certain assets classes, including office, hospitality and retail, which negatively impacted the value of our commercial mortgage loan portfolio, and could continue to negatively impact the value in the future, potentially materially.
•adverse impacts on the financial stability of many of our borrowers, which has and will continue to increase the prospects of borrower delinquencies, defaults, or requests for loan modifications.
•periodic increases in the cost and decreases in the availability of debt capital, including as a result of dislocations in the commercial mortgage-backed securities market, and as a result of lenders permitting significantly lower advance rates on our repurchase agreements.
•increases in the risk that we may not meet certain interest coverage tests, over-collateralization coverage tests or other tests related to our securitized debt that could result in a change in the priority of distributions, which could result in the reduction or elimination of distributions to the subordinate debt and equity tranches we own until the tests have been met or certain senior classes of securities have been paid in full. Accordingly, we may experience a reduction in our cash flow from those interests which may adversely affect our liquidity and therefore our ability to fund our operations or address maturing liabilities on a timely basis.
•periodic declines in business activity which if continued will result in a decline in demand for mortgage financing, which could adversely affect our ability to make new investments or to redeploy the proceeds from repayments of our existing investments.
The extent to which the COVID-19 pandemic impacts our or our borrowers’ operations will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, including any resurgences due to variants, such as the Delta and Omicron variants, the effectiveness of vaccines against variants such as the Delta and Omicron variants, the speed of vaccine (including booster) distribution, treatment developments and the direct and indirect economic effects of the pandemic and containment measures. The inability of our borrowers to meet their loan obligations and/or borrowers filing for bankruptcy protection would reduce our cash flows, which would impact our ability to pay dividends to our stockholders. The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Moreover, many risk factors set forth in this Annual Report on Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
We may be unable to maintain or increase cash distributions over time, or may decide to reduce the amount of distributions for business reasons.
There are many factors that can affect the amount and timing of cash distributions to stockholders. The amount of cash available for distributions is affected by many factors, such as the cash provided by the Company's investments and obligations to repay indebtedness as well as many other variables. There is no assurance that the Company will be able to pay or maintain the current level of distributions or that distributions will increase over time. In certain prior periods, distributions have been in excess of cash flows from operations. Distributions in excess of earnings will decrease the book value per share of common stock. The Company cannot give any assurance that returns from the investments will be sufficient to maintain or increase cash available for distributions to stockholders. Actual results may differ significantly from the assumptions used by the board of directors in establishing the distribution rate to stockholders. The Company may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially adversely affect the value of our securities.

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
Pursuant to certain lock-up agreements and the restructuring of our equity prior to the effective time of the merger with Capstead, approximately 94% of the shares of our common stock (including shares of common stock underlying preferred shares that will automatically convert to common stock) which were outstanding prior to the effective time of the merger are prohibited from being publicly traded for six months following the merger (i.e., until April 19, 2022). Prior to its listing in connection with the closing of the merger on October 19, 2021, our common stock had never been listed on any national securities exchange and the ability of stockholders to liquidate their investments was limited. As a result, there may be significant pent-up demand to sell shares of our common stock once the lock-up restrictions referenced above expire. A large volume of sales of shares of our common stock could decrease the prevailing market price of shares of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if actual sales volumes are not elevated, the mere perception of the possibility of these sales could depress the market price of shares of our common stock and have a negative effect on our ability to raise capital in the future.
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
We rely on the Advisor and the executive officers and other key real estate professionals at our Advisor to identify suitable investment opportunities for us. Although there are restrictions in the Advisory Agreement we have entered into with the Advisor with respect to the Advisor’s ability to manage another REIT that competes with us, or to provide any services related to fixed-rate conduit lending to another person, the Advisor and its employees are not otherwise restricted from engaging in investment and investment management activities unrelated to us and do engage in these activities. Some investment opportunities that are suitable for us may also be suitable for other investment vehicles managed by the Advisor or its affiliates. Thus, the executive officers and real estate professionals of the Advisor could direct attractive investment opportunities to other entities or investors. In addition, we have any may in the future engage in transactions with our Advisor or affiliates of our Advisor and these transactions may not be on terms as favorable as transactions with third parties. Such events could result in us investing in assets that provide less attractive returns, which may reduce our ability to make distributions.
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
Our ability to fund our loans and investments may be impacted by our ability to secure bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset specific funding arrangements and additional repurchase agreements on acceptable terms. We may also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:
•general economic or market conditions; the market’s view of the quality of our assets;
•the market’s perception of our growth potential;
•our current and potential
•future earnings and cash distributions; and
•the market price of the shares of our common stock and preferred stock.
We may need to periodically access the capital markets to, among other things, raise cash to fund new loans and investments. Unfavorable economic conditions, such as those caused by the COVID-19 pandemic, or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. We cannot make assurances that we will be able to obtain any additional financing on favorable terms or at all.

We use short-term borrowings, such as credit facilities and repurchase agreements to finance our investments, which require us to provide additional collateral in the event the lender determines there is a decrease in the fair value of our collateral, and these calls for collateral could significantly impact our liquidity position.
We use short-term borrowing through repurchase agreements, credit facilities and other arrangements that put our assets and financial condition at risk. We may need to use such short-term borrowings for extended periods of time to the extent we are unable to access long-term financing. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, the lender may accelerate the loan or we would be required to liquidate the collateral. In a weakening economic environment, or in an environment of widening credit spreads, we would generally expect the value of the commercial real estate debt or securities that serve as collateral for our short-term borrowings to decline, and in such a scenario, it is likely that the terms of our short-term borrowings would require us to provide additional collateral or to make partial repayment, which amounts could be substantial. These risks related to the use of repurchase agreements were significantly increased as a result of the assets acquired in, and the increase in our indebtedness resulting from, the Capstead merger and will continue to be heightened until we have completed the process of transitioning those acquired assets into our legacy investment strategies and returning to our traditional leverage levels.
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
Our operating results may be adversely affected by a number of risks generally incident to holding real estate debt, including, without limitation:
•natural disasters, such as hurricanes, earthquakes and floods, which we expect to increase in strength and frequency due to climate change;
•acts of war or terrorism, or criminal violence, including the consequences of terrorist attacks;
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
Our success depends on the availability of attractive investment opportunities and the Advisor’s ability to identify, structure, consummate, leverage, manage and realize returns on our investments.
Our operating results are dependent upon the availability of, as well as the Advisor’s ability to identify, structure, consummate, leverage, manage and realize returns on, our loans and other investments. In general, the availability of attractive investment opportunities and, consequently, our operating results, will be affected by the level and volatility of interest rates, conditions in the financial markets, general economic conditions, the demand for investment opportunities in our target assets and the supply of capital for such investment opportunities. We cannot assure you that the Advisor will be successful in identifying and consummating attractive investments or that such investments, once made, will perform as anticipated.
There can be no assurances that the U.S. or global financial systems will remain stable, and the occurrence of another significant credit market disruption may negatively impact our ability to execute our investment strategy, which would materially and adversely affect us.
The U.S. and global financial markets experienced significant disruptions in the past, during which times global credit markets collapsed, borrowers defaulted on their loans at historically high levels, banks and other lending institutions suffered heavy losses and the value of real estate declined. During such periods, a number of borrowers became unable to pay principal and interest on outstanding loans as the value of their real estate declined. After the 2008 Global Financial Crisis, liquidity eventually returned to the market and property values recovered to levels that exceeded those observed prior to the Global Financial Crisis. However, declining real estate values due to the COVID-19 pandemic, or other factors, could in the future reduce the level of new mortgage and other real estate-related loan originations. Instability in the U.S. and global financial markets in the future could be caused by any number of factors beyond our control, including, without limitation, terrorist attacks or other acts of war and adverse changes in national or international economic, market and political conditions or another health pandemic. Any future sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate and acquire loans, which would materially and adversely affect us.
Difficulty in redeploying the proceeds from repayments of our existing loans and other investments could materially and adversely affect us.
As our loans and other investments are repaid, we attempt to redeploy the proceeds we receive into new loans and investments and repay borrowings under our repurchase facilities and other financing arrangements. It is possible that we will fail to identify reinvestment options that would provide a yield and/or a risk profile that is comparable to the asset that was repaid. If we fail to redeploy the proceeds we receive from repayment of a loan or other investment in equivalent or better alternatives, we could be materially and adversely affected. If we cannot redeploy the proceeds we receive from repayments into funding loans in property types or geographic markets that the Advisor has identified as priorities for us, such repayments may cause the composition of our loan portfolio to skew towards less favored property types or geographies and prevent us from achieving our portfolio construction objectives.
Delays in liquidating defaulted commercial real estate debt investments could reduce our investment returns.
If we originate or acquire commercial real estate debt investments and there are defaults under those debt investments, we may not be able to repossess and sell the properties securing the commercial real estate debt investment quickly. Foreclosure of a loan can be an expensive and lengthy process that could have a negative effect on our return on the foreclosed loan. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses, including but not limited to, lender liability claims, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take several years or more to resolve. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of our assets in the defaulted loans. Furthermore, an action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede our ability to foreclose on or sell the property securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan. In addition, we have in the past and we may in the future be forced to operate any foreclosed properties for a substantial period of time, which could be a distraction for our management team and may require us to pay significant costs associated with such property.

Subordinate commercial real estate debt that we originate or acquire could expose us to greater losses.
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
We invest in collateralized debt obligations ("CDOs") and such investments involve significant risks.
We invest in CDOs, which are multiple class securities secured by pools of assets, such as CMBS, subordinate mortgage and mezzanine loans and REIT debt. Like typical securities structures, in a CDO, the assets are pledged to a trustee for the benefit of the holders of the bonds. Like CMBS, CDO notes are affected by payments, defaults, delinquencies and losses on the underlying commercial real estate loans. CDOs often have reinvestment periods that typically last for five years during which proceeds from the sale of a collateral asset may be invested in substitute collateral. Upon termination of the reinvestment period, the static pool functions very similarly to a CMBS where repayment of principal allows for redemption of bonds sequentially. When we invest in the equity securities of a CDO, we will be entitled to all of the income generated by the CDO after the CDO pays all of the interest due on the senior securities and its expenses. However, there will be little or no income or principal available to the holders of CDO equity securities if defaults or losses on the underlying collateral exceed a certain amount. In that event, the value of our investment in any equity class of a CDO could decrease substantially. In addition, the equity securities of CDOs are generally illiquid and often must be held by a REIT and because they represent a leveraged investment in the CDO’s assets, the value of the equity securities will generally have greater fluctuations than the values of the underlying collateral.

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
Most of our investments are illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions, which may result in losses to us.
Most of our investments are illiquid. As a result, our ability to sell commercial real estate debt, securities or properties in response to changes in economic and other conditions, could be limited, even at distressed prices. The Internal Revenue Code also places limits on our ability to sell properties held for fewer than four years. These considerations could make it difficult for us to dispose of any of our assets even if a disposition were in the best interests of our stockholders. As a result, our ability to vary our portfolio in response to further changes in economic and other conditions may be relatively limited, which may result in losses to us.

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
Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.
Some of our investments may be rated by rating agencies. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be downgraded or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of FBRT’s investments in the future, the value and liquidity of our investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.
Changes to, or the elimination of, LIBOR may adversely affect our interest income, interest expense, or both.
In July 2017, the Financial Conduct Authority of the U.K. (the “FCA”) announced its intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The FCA has indicated that it expects that the current panel banks will voluntarily sustain LIBOR until the end of 2021. It is possible that the ICE Benchmark Administration Limited (formerly NYSE Euronext Rate Administration Limited) (the “IBA”), the current administrator of LIBOR, and the panel banks could continue to produce LIBOR on the current basis after 2021, if they are willing and able to do so, but we do not currently anticipate that LIBOR will survive in its current form, or at all. Other jurisdictions have also indicated that they will implement reforms or phase-outs, which are currently scheduled to take effect at the end of calendar year 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from LIBOR is anticipated in coming years.

As of December 31, 2021, the carrying value of our loan portfolio included $3.7 billion and $0.4 billion of floating rate loans for which the interest rate was tied to LIBOR or SOFR, respectively. Additionally, we had $3.3 billion of floating rate debt tied to LIBOR. Our financing arrangements generally provide for the adoption of a new index based upon comparable information if the current index is no longer available. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. In addition, any benchmark may perform differently during any phase-out period than in the past. As such, the potential effect of any such event on our cost of capital and net interest income cannot yet be determined, and any changes to benchmark interest rates could increase our financing costs, which could impact our results of operations, cash flows and the market value of investments. In addition, the elimination of LIBOR and/or changes to another index could result in mismatches with the interest rate of investments that we are financing, and the overall financial markets may be disrupted as a result of the phase-out or replacement of LIBOR; however, we cannot reasonably estimate the impact of the transition at this time. The transition from LIBOR to SOFR or other alternative reference rates may also introduce operational risks in our accounting, financial reporting, loan servicing, liability management and other aspects of its business.
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
These challenges could result in the distraction of the Company’s management, the disruption of the Company’s ongoing business or inconsistencies in our operations, services, standards, controls, policies and procedures, any of which could adversely affect the Company’s ability to deliver investment returns to stockholders, to maintain relationships with our key stakeholders, to achieve the anticipated benefits of the merger, or could otherwise materially and adversely affect our business and financial results.
Changes in interest rates, whether increases or decreases, may adversely affect yields on the securities acquired in the merger.
The securities we acquired in the Capstead acquisition primarily consist of residential adjustable-rate mortgage (“ARM”) pass-through securities issued and guaranteed by government-sponsored enterprises or by an agency of the federal government. Only a portion of coupon interest rates on the ARM loans underlying these securities reset each month and the terms of these ARM loans generally limit the amount of any increases during any single interest rate adjustment period and over the life of a loan. During periods of relatively low short term interest rates, declines in the indices used to determine coupon interest rate resets for ARM loans may adversely affect yields on the Capstead ARM securities as the underlying ARM loans reset at lower rates.
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
Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis:
•Our compliance depends upon the characterization of our assets and income for REIT purposes, as well as the relative values of our assets, some of which are not susceptible to a precise determination and for which we typically do not obtain independent appraisals. Moreover, we invest in certain assets with respect to which the rules applicable to REITs may be particularly difficult to interpret or to apply, including the rules applicable to financing arrangements that are structured as sale and repurchase agreements; mezzanine loans; and investments in real estate mortgage loans that are acquired at a discount, subject to work-outs or modifications, or reasonably expected to be in default at the time of acquisition. If the IRS challenged our treatment of investments for purposes of the REIT asset and income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.
•The fact that we own direct or indirect interests in an entity that will elect to be taxed as a REIT under the U.S. federal income tax laws (a “Subsidiary REIT”), further complicates the application of the REIT requirements for us. The Subsidiary REIT is subject to the various REIT qualification requirements that are applicable to us and certain other requirements. If the Subsidiary REIT were to fail to qualify as a REIT, then (i) it would become subject to regular U.S. federal corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset tests, in which event we also would fail to qualify as a REIT unless we could avail ourselves of relief provisions.
If we were to fail to qualify as a REIT in any taxable year and are unable to avail ourselves of certain savings provisions set forth in the Internal Revenue Code, we would be subject to U.S federal and applicable state and local income tax on our taxable income at regular corporate rates (including any applicable alternative minimum tax (which alternative minimum tax has been repealed for tax years after 2017)). Losing our REIT status would reduce our net income available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow or liquidate some investments in order to pay the applicable tax. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions.
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
•We could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Internal Revenue Code to maintain our qualification as a REIT.
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
Securitizations in the form of bonds or notes secured principally by mortgage loans generally result in the creation of taxable mortgage pools (“TMPs”) for U.S. federal income tax purposes. The debt securities issued by TMPs are sometimes referred to as “collateralized mortgage obligations” (“CMOs”). We have issued CMOs through TMPs. Unless a TMP is wholly-owned by a REIT, it is subject to taxation as a corporation. However, so long as a REIT owns 100% of the equity interests in a TMP, the TMP will not be taxed as a corporation. Instead, certain categories of the REIT’s stockholders, such as foreign stockholders eligible for treaty or sovereign benefits, stockholders with net operating losses, and generally tax-exempt stockholders that are subject to unrelated business income tax, may be subject to taxation, or to increased taxes, on any portion, known as “excess inclusions”, of their dividend income from the REIT that is attributable to the TMP, but only to the extent that the REIT actually distributes “excess inclusions” to them. We intend not to distribute “excess inclusions”, but to pay the tax on “excess inclusions” ourselves. Notwithstanding our intention to try to avoid distributions to our stockholders of “excess inclusions”, it is possible that some portion of our dividends to our stockholders may be so characterized.
In order to better control, and to attempt to avoid, the distribution of “excess inclusions” to our stockholders, as of January 1, 2022, our TMPs are wholly-owned by a Subsidiary REIT. Our Subsidiary REIT is required to satisfy, on a stand-alone basis, the REIT asset, income, organizational, distribution, stockholder ownership and other requirements described above, and if it were to fail to qualify as a REIT, then (i) our Subsidiary REIT would face adverse tax consequences similar to those described above with respect to our qualification as a REIT and (ii) such failure could have an adverse effect on our ability to comply with the REIT income and asset tests and thus could impair our ability to qualify as a REIT unless we could avail ourselves of certain relief provisions. Because our TMPs must at all times be owned by a REIT, we are restricted from selling equity interests in them, or selling any notes or bonds issued by them that might be considered to be equity for tax purposes, to other investors if doing so would subject them to taxation. These restrictions limit the liquidity of our investment in our TMPs and may prevent us from incurring greater leverage on that investment in order to maximize our returns from it.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our headquarters are located in a leased space at 1345 Avenue of the Americas, Suite 32A, New York, New York 10105.
As discussed in more detail in Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K, we and an affiliate entered into a joint venture agreement and formed a joint venture entity to acquire a $139.5 million triple net lease industrial property in Jeffersonville, GA. We have a 79% interest in the joint venture and consolidate it on our consolidated balance sheet.
Item 3. Legal Proceedings.
For a description of the Company’s legal proceedings, see “Note 10. Commitments and Contingencies” to our consolidated financial statements included in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange ("NYSE"), under the symbol "FBRT." On February 17, 2022, the last sales price for our common stock on the NYSE was $13.44 per share.
Holders
As of February 17, 2022, we had 16,412 registered holders of our common stock. The 16,412 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.
Dividends
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with the taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its' "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to the stockholders in a year, the Company will not be subject to U.S. federal income tax to the extent of the income that we distribute. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its' income and property and U.S. federal income and excise taxes on any undistributed income. Dividends are declared and paid at the discretion of our board of directors and depend on cash available for distribution, financial condition, our ability to maintain our qualification as a REIT, and such other factors that the board of directors may deem relevant. See Item 1A. "Risk Factors," and Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends.
Stockholder Return Performance
Our common stock began trading on the NYSE under the symbol “FBRT” as of October 19, 2021. The following graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Standard & Poor's [1500] (the "S&P 1500"), and the Bloomberg REIT Mortgage Index (the "BBREMTG Index"), a published industry index, from October 19, 2021 to December 31, 2021. The graph assumes that $100 was invested on October 19, 2021 in our common stock, the S&P 1500 and the BBREMTG Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Total Return Performance
Bloomberg Mortgage Index
S&P 1500
FBRT
Index Value
120
110
100
90
80
10/19/21
12/31/21

	Period Ending
Index	10/19/2021	12/31/2021
FBRT	$100.00	$89.91
Bloomberg Mortgage Index	$100.00	$94.80
S&P 1500	$100.00	$105.52
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company and its affiliates did not purchase any shares of the Company’s common stock during the three months ended December 31, 2021.
The Company’s board of directors has authorized a $65 million share repurchase program that will become operative following the conclusion of the $35 million open market share purchase program the Advisor agreed to implement in connection with the Capstead acquisition. The Company’s share repurchase program authorizes share repurchases at prices below the most recently reported book value per share as determined in accordance with GAAP. Purchases made under the Company’s program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any purchases by the Company and the Advisor will be determined by the respective teams responsible at the Company and the Advisor, as applicable, in their reasonable business judgment and consistent with the exercise of their legal duties and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Company share repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company’s and the Advisor’s share purchase programs will remain open until at least November 2022 or until the capital committed to the applicable repurchase program has been exhausted, whichever is sooner. Repurchases under the Company’s share repurchase program may be suspended from time to time at the Company’s discretion without prior notice.
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
Overview
The Company is a Maryland corporation and has made tax elections to be treated as a REIT for U.S. federal income tax purposes since 2013. The Company, through one or more subsidiaries which are each treated as a TRS, is indirectly subject to U.S. federal, state and local income taxes. We commenced business in May 2013. We primarily originate, acquire and manage a diversified portfolio of commercial real estate debt investments secured by properties located within and outside of the United States. Commercial real estate debt investments may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. Substantially all of our business is conducted through the OP, a Delaware limited partnership. We are the sole general partner and directly or indirectly hold all of the units of limited partner interests in the OP.
The Company has no employees. We are managed by our Advisor pursuant to an Advisory Agreement, as amended on August 18, 2021 (the "Advisory Agreement"). Our Advisor manages our affairs on a day-to-day basis. The Advisor receives compensation and fees for services related to the investment and management of our assets and our operations.
The Advisor, an SEC-registered investment adviser, is a credit-focused alternative asset management firm. The Advisor manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies including high yield, levered loans, private / opportunistic debt, liquid credit, structured credit and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass the Advisor’s robust platform. On February 1, 2019, Franklin Resources, Inc. and Templeton International, Inc. (collectively, “Franklin Templeton”) acquired the Advisor, which event did not impact the terms of the Advisory Agreement or result in any changes to the executive officers of the Company.
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
The Company also invests in commercial real estate securities. Real estate securities may include CMBS, senior unsecured debt of publicly traded REITs, debt or equity securities of other publicly traded real estate companies, RMBS and CDOs. The Company also owns real estate acquired by the Company through foreclosure and deed in lieu of foreclosure, and purchased for investment, typically subject to triple net leases.
Impact of the Capstead Acquisition
As further described in Note 18 - Merger with Capstead, on October 19, 2021, the Company completed a merger with Capstead Mortgage Corporation (“Capstead”) pursuant to which Capstead merged into a wholly-owned subsidiary of the Company, and the Company’s common stock commenced trading on the NYSE under the ticker “FBRT”. The Capstead assets acquired in the merger consist primarily of cash and residential adjustable-rate mortgage pass-through securities issued and guaranteed by government-sponsored enterprises or by an agency of the federal government ("ARM Agency Securities"). The Company intends to reinvest the cash and proceeds from dividends, interest, repayments and sales of the assets acquired in the merger into its own investment strategies.
The Capstead acquisition resulted in the following material impacts on our financial results for the year and quarter ended December 31, 2021:

•Impairment of acquired assets: Pursuant to Accounting Standards Codification Topic 805, “Business Combinations,” the Company accounted for the transaction as an asset acquisition since substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets, a portfolio of agency mortgage-backed securities. The Company measured the cost of the net identifiable assets acquired on the basis of the fair value of the consideration given, inclusive of transaction costs, which was determined to be more reliably measurable. As the cost of the acquisition exceeded the fair value of the net identifiable assets acquired, the Company allocated the difference on the basis of relative fair values to certain assets which were not carried at fair value. The amount of excess consideration, including the Company's transaction costs, was capitalized on the balance sheet as a long-lived asset at the time of acquisition. In the fourth quarter of 2021, the Company concluded the long-lived asset had no potential value to the generation of future cash flows and fully impaired the asset, recognizing an expense totaling $88.3 million in the consolidated statements of operations .
•Trading losses: Since the Company does not intend to hold the ARM Agency Securities acquired in the Capstead merger for long-term investment, the assets are treated as “classified as trading” for accounting purposes. As a result, these assets are recorded at fair value on the balance sheet with trading gains and losses on the paydowns and sales of these securities recorded in the Company's consolidated statements of operations. For the quarter ended December 31, 2021, the Company recognized a trading loss of $34.8 million related to these assets.
As long as the Company holds a significant amount of the ARM Agency Securities acquired in the Capstead merger, the Company’s future results of operations will continue to be impacted by trading gains and losses related to this portfolio, and such impacts could be adverse and material. As of December 31, 2021, the value of the Company’s ARM Agency Securities portfolio was $4.6 billion. As of February 18, 2022, the value of the Company's ARM Agency Securities portfolio was $2.4 billion. The reduction in the value of the ARM Agency Securities portfolio from January 1, 2022 to February 18, 2022 is due in part to (i) $265 million of principal payments and (ii) $1.8 billion of sales. From January 1, 2022 to February 18, 2022, the Company experienced losses of $38 million related to the ARM Agency Securities portfolio as a result of net trading losses totaling $59.5 million related to principal paydowns, changes in market price and losses on sales of securities, net of portfolio-related derivative gains of $21.5 million.
Book Value Per Share
The following table calculates our book value per share as of December 31, 2021 ($ in thousands, except per share data):

	December 31, 2021	December 31, 2020
Stockholders' equity applicable to common stock	$736,464	$798,444
Shares
Common stock	43,951,382	44,494,496
Restricted stock	14,546	15,555
Total outstanding	43,965,928	44,510,051
Book value per share	$16.75	$17.94
The following table calculates our fully-converted book value per share as of December 31, 2021 ($ in thousands, except per share data):

	December 31, 2021	December 31, 2020
Stockholders' equity applicable to convertible common stock	$1,543,550	$1,007,698
Shares
Common stock	43,951,382	44,494,496
Restricted stock	14,546	15,555
Series A convertible preferred stock	—	12,122,088
Series C convertible preferred stock	418,880	418,880
Series D convertible preferred stock	5,370,640	—
Series F convertible preferred stock	39,733,299	—
Total outstanding	89,488,747	57,051,019
Fully-converted book value per share	$17.25	$17.66

Critical Accounting Estimates
Our financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Critical accounting estimates are those that require the application of management’s most difficult, subjective or complex judgments on matters that are inherently uncertain and that may change in subsequent periods. In preparing the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In preparing the financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses.
Set forth below is a summary of the critical accounting estimates and critical accounting policies that management believes are important to the preparation of our financial statements. The Company’s significant accounting policies, including recently issued accounting pronouncements, are more fully described in Note 2 – Summary of Critical Accounting Policies to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.
Credit Losses - Estimating Credit Losses
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
Loans are placed on nonaccrual status and considered non-performing when full payment of principal and interest is unpaid for 90 days or more or where reasonable doubt exists as to timely collection, unless the loan is both well secured and in the process of collection. Interest received on nonaccrual status loans are accounted for under the cost-recovery method, until qualifying for return to accrual. The cost recovery method will no longer apply if collection of all principal and interest is reasonably assured. A loan may be placed back on accrual status if we determine it is probable that we will collect all payments which are contractually due.

Real Estate Owned - Estimating Fair Value and Holding Period
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
Real estate owned assets that are probable to be sold within one year are reported as held for sale. Real estate owned assets classified as held for sale are measured at the lower of its carrying amount or fair value less cost to sell. Real estate owned assets are not depreciated or amortized while classified as held for sale. Interest and other expenses attributable to the liabilities of a disposal group classified as held for sale continue to be accrued. Upon the disposition of a real estate owned asset, the Company calculates realized gains and losses as net proceeds received less the carrying value of the real estate owned asset. Net proceeds received are net of direct selling costs associated with the disposition of the real estate owned asset.
Real Estate Securities - Estimating Fair Value
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
Real Estate Securities - Classified As Trading - Estimating Fair Value
In the merger with Capstead, we acquired a portfolio of ARM Agency Securities classified as trading and recorded at fair value on the balance sheet with trading gains and losses on the paydowns and sales of these securities recorded in the Company's consolidated statements of operations. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors such as market liquidity conditions and the perceived credit quality of agency securities. Judgment is required to interpret market data and develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity.

Results of Operations
Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020
The Company conducts its business through the following segments:
•The real estate debt business focuses on originating, acquiring and asset managing commercial real estate debt investments, including first mortgages, subordinate mortgages, mezzanine loans and participations in such loans.
•The real estate securities business focuses on investing in and asset managing real estate securities. Historically this business has focused primarily on CMBS, unsecured REIT debt, CDO notes and other securities. As a result of the October 2021 acquisition of Capstead, the Company acquired and continues to hold a significant portfolio of Residential Mortgage Backed Securities (“RMBS”) in the form of the ARM Agency Securities. The Company intends to reinvest the cash and proceeds from dividends, interest, repayments and sales of these assets into its other segments and does not intend to continue to invest in ARM Agency Securities or RMBS in general. As of December 31, 2021, all of the real estate securities in this segment were ARM Agency Securities acquired in the Capstead acquisition.
•The conduit business operated through the Company's TRS, which is focused on generating superior risk-adjusted returns by originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market at a profit.
•The real estate owned business represents real estate acquired by the Company through foreclosure, deed in lieu of foreclosure, or purchase.
In addition, as described above in “Impact of the Capstead Acquisition”, the Company's results of operations were materially impacted by the asset impairment related to the Capstead merger and trading losses and decreases in the values of the assets acquired in the transaction from acquisition date to December 31, 2021.
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2021			2020
	Average Carrying Value (1)	Interest Income / Expense (2)	WA Yield / Financing Cost (3)	Average Carrying Value (1)	Interest Income / Expense (2)	WA Yield / Financing Cost (3)
Interest-earning assets:
Real estate debt	$3,156,492	$189,090	6.0%	$2,606,081	$165,907	6.4%
Real estate conduit	75,633	3,060	4.0%	83,618	3,111	3.7%
Real estate securities	899,033	24,740	2.8%	351,859	10,854	3.1%
Total	$4,131,158	$216,890	5.3%	$3,041,558	$179,872	5.9%
Interest-bearing Liabilities:
Repurchase agreements - commercial mortgage loans	$477,138	$17,299	3.6%	$249,289	$10,908	4.4%
Other financing and loan participation- commercial mortgage loans	36,045	1,874	5.2%	16,704	916	5.5%
Repurchase agreements - real estate securities	871,466	3,639	0.4%	313,227	13,637	4.4%
Collateralized loan obligations	1,821,993	35,920	2.0%	1,706,207	41,095	2.4%
Unsecured debt	35,268	2,103	6.0%	—	—	—%
Total	$3,241,910	$60,835	1.9%	$2,285,427	$66,556	2.9%
Net interest income/spread		$156,055	3.4%		$113,316	3.0%
Average leverage % (4)	78.5%			75.1%
Weighted average levered yield (5)			17.5%			15.0%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the years ended December 31, 2021 and 2020, respectively.

(2) Includes the effect of amortization of premium or accretion of discount and deferred fees. The RMBS securities acquired in the Capstead merger are classified as trading and use the simple interest method to calculate interest income therefore no premium amortization is recognized on these securities.
(3) Calculated as interest income or expense divided by average carrying value.
(4) Calculated by dividing total average interest-bearing liabilities by total average interest-earning assets.
(5) Calculated by dividing net interest income/spread by the average interest-earning assets less average interest-bearing liabilities.
Interest income
Interest income for the years ended December 31, 2021 and 2020 totaled $216.9 million and $179.9 million, respectively. As of December 31, 2021, our portfolio consisted of 165 commercial mortgage loans, one commercial mortgage loan, held for sale, measured at fair value, RMBS securities acquired in the merger with Capstead and no investments in CMBS. The main driver in the increase in interest income was due to the higher average carrying value of interest-earning assets during the year ended December 31, 2021.
Interest expense
Interest expense for the year ended December 31, 2021 decreased to $60.8 million compared to interest expense for the year ended December 31, 2020 of $66.6 million. The decrease in interest expense was due to a decrease in the one-month LIBOR, the benchmark index for our financing lines.
Realized Gain/Loss on Commercial Mortgage Loans Held for Sale
Realized gain on commercial mortgage loans held for sale, measured at fair value at the TRS for the year ended December 31, 2021 was $24.2 million compared to $15.9 million for the year ended December 31, 2020. The $8.3 million increase in realized gain was due to higher sales volumes in our conduit business segment with total proceeds of $478.3 million from the sale of fixed-rate commercial real estate loans into the CMBS securitization market during the year ended December 31, 2021 compared to transactions with total proceeds of $328.1 million for the year ended December 31, 2020.
Realized Gain/Loss on Real Estate Securities Available for Sale
For the year ended December 31, 2021 sales of our real estate securities, available for sale, measured at fair value resulted in a net realized loss of $1.4 million included within the consolidated statements of operations. The loss is attributable to nine CMBS securities sold during the year ended December 31, 2021. For the year ended December 31, 2020 sales of our real estate securities, available for sale, measured at fair value resulted in a net realized loss of $10.1 million included within the consolidated statements of operations. The loss was attributable to 20 CMBS securities sold during the year ended December 31, 2020 in response to the dislocations in the capital markets due to COVID-19.
Unrealized Gain/Loss on Real Estate Securities Available for Sale
For the year ended December 31, 2021 our real estate securities, available for sale, measured at fair value had an unrealized gain of $8.3 million included within the consolidated statements of comprehensive income. The increase in fair value of real estate securities can be attributed to the reversal of the unrealized losses on the nine CMBS sales during the year ended December 31, 2021.

Trading Gain/Loss
For the year ended December 31, 2021 we had a realized trading loss of $34.8 million included within the consolidated statements of operations. The loss is attributable to $20.9 million of losses due to change in market values of the ARM Agency Securities and $14.0 million of losses due to mortgage prepayments, net of $0.1 million in realized gains on sales of securities.
Expenses from operations
Expenses from operations for the years ended December 31, 2021 and 2020 were made up of the following (dollars in thousands):

	Year Ended December 31,
	2021	2020
Asset management and subordinated performance fee	$28,110	$15,178
Acquisition expenses	1,203	696
Administrative services expenses	7,658	13,120
Impairment of acquired assets	88,282	—
Professional fees	11,650	10,964
Real estate owned operating expenses	—	3,653
Depreciation and amortization	2,107	2,233
Other expenses	3,946	3,312
Total expenses from operations	$142,956	$49,156
The increase in our expenses from operations was primarily related to impairment of acquired assets and higher asset management and subordinated performance fees. The increase in impairment of acquired assets and asset management and subordinated performance fees were all due to the merger with Capstead during the year ended December 31, 2021. Refer to “Impact of the Capstead Acquisition” above for a discussion of the impairment of acquired assets. The decrease in administrative services expenses was primarily driven by a greater amount of originations during the year and therefore higher acquisition fees paid to our Advisor, which reduced the administrative services expenses for the year ended December 31, 2021, compared to the year ended December 31, 2020. The decrease of $3.7 million in real estate owned operating expenses was due to the sale of an owned office property during the year ended December 31, 2020 and the fact our remaining owned property, an industrial property, is leased on a triple-net basis.
Comparison of the Three Months Ended December 31, 2021 to the Three Months Ended September 30, 2021
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.

The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended December 31, 2021 and September 30, 2021 (dollars in thousands):

	Three Months Ended
	December 31, 2021			September 30, 2021
	Average Carrying Value (1)	Interest Income / Expense (2)	WA Yield / Financing Cost (3)(4)	Average Carrying Value (1)	Interest Income / Expense (2)	WA Yield / Financing Cost (3)(4)
Interest-earning assets:
Real estate debt	$3,631,346	$53,145	5.9%	$3,118,201	$47,166	6.1%
Real estate conduit	36,447	497	5.5%	61,157	581	3.8%
Real estate securities	3,482,245	24,279	2.8%	—	—	N/A
Total	$7,150,038	$77,921	4.4%	$3,179,358	$47,747	6.0%
Interest-bearing Liabilities:
Repurchase agreements - commercial mortgage loans	$959,729	$9,069	3.8%	$331,871	$3,095	3.7%
Other financing and loan participation- commercial mortgage loans	37,770	386	4.1%	49,145	350	2.8%
Repurchase agreements - real estate securities	3,233,599	1,361	0.2%	46,527	148	1.3%
Collateralized loan obligations	1,714,736	11,922	2.8%	1,906,402	8,395	1.8%
Unsecured debt	101,064	2,103	8.3%	—	—	—%
Total	$6,046,898	$24,841	1.6%	$2,333,945	$11,988	2.1%
Net interest income/spread		$53,080	2.8%		$35,759	3.9%
Average leverage % (5)	84.6%			73.4%
Weighted average levered yield (6)			19.2%			16.9%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the three months ended December 31, 2021 and September 30, 2021, respectively.
(2) Includes the effect of amortization of premium or accretion of discount and deferred fees. The RMBS securities acquired in the Capstead merger are classified as trading and use the simple interest method to calculate interest income therefore no premium amortization is recognized on these securities.
(3) Calculated as interest income or expense divided by average carrying value.
(4) Annualized.
(5) Calculated by dividing total average interest-bearing liabilities by total average interest-earning assets.
(6) Calculated by dividing net interest income/spread by the average interest-earning assets less average interest-bearing liabilities.
Interest income
Interest income for the three months ended December 31, 2021 and September 30, 2021 totaled $77.9 million and $47.7 million, respectively. As of December 31, 2021, our portfolio consisted of 165 commercial mortgage loans, one commercial mortgage loan, held for sale, measured at fair value, RMBS securities acquired in the merger with Capstead and no investments in CMBS. The main driver in the increase in interest income was due to the higher average carrying value of interest-earning assets during the three months ended December 31, 2021, directly related to the merger with Capstead.
Interest expense
Interest expense for the three months ended December 31, 2021 increased to $24.8 million compared to interest expense for the three months ended September 30, 2021 of $12.0 million. The increase in interest expense was due to the increase of $627.9 million in repurchase agreements on commercial mortgage loans and an increase of $3,187.1 million in repurchase agreements on real estate securities during the three months ended December 31, 2021, compared to the three months ended September 30, 2021.

Realized Gain/Loss on Commercial Mortgage Loans Held for Sale
Realized gain on commercial mortgage loans held for sale, measured at fair value at the TRS for the three months ended December 31, 2021 was $2.0 million compared to $9.1 million for the three months ended September 30, 2021. The $7.1 million decrease in realized gain was due to the fact that there had been one sale of fixed-rate commercial real estate loans into the CMBS securitization market during the three months ended December 31, 2021 compared to two sales during the three months ended September 30, 2021. Proceeds from sale were $67.1 million for the three months ended December 31, 2021 compared to $154.0 million for the three months ended September 30, 2021.
Trading Gain/Loss
For the three months ended December 31, 2021 we had a realized trading loss of $34.8 million included within the consolidated statements of operations. The loss is attributable to $20.9 million of losses due to change in market values of the ARM Agency Securities and $14.0 million of losses due to mortgage prepayments, net of $0.1 million in realized gains on sales of securities.
Expenses from operations
Expenses from operations for the three months ended December 31, 2021 and September 30, 2021 were made up of the following (dollars in thousands):

	Three Months Ended
	December 31, 2021	September 31, 2021
Asset management and subordinated performance fee	$8,428	$8,265
Acquisition expenses	191	690
Administrative services expenses	(1,874)	2,980
Impairment of acquired assets	88,282	—
Professional fees	4,388	2,488
Depreciation and amortization	1,295	—
Other expenses	1,831	709
Total expenses from operations	$102,541	$15,132
The increase in our expenses from operations was primarily related to impairment of acquired assets and higher asset management and subordinated performance fees. The increase in impairment of acquired assets and asset management and subordinated performance fees were all due to the merger with Capstead during the three months ended December 31, 2021. Refer to “Impact of the Capstead Acquisition” above for a discussion of the impairment of acquired assets. The decrease in administrative services expenses was primarily driven by the year-end adjustment to such expenses during the three months ended December 31, 2021, compared to the three months ended September 30, 2021. The increase in depreciation and amortization expense was due to $1.3 million of expenses incurred on one real estate owned assets during the three months ended December 31, 2021, compared to no such expenses incurred during the three months ended September 30, 2021.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019
See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 11, 2021, for a discussion of the comparison of the year ended December 31, 2020 to the year ended December 31, 2019.
Portfolio
As of December 31, 2021 and 2020, our portfolio consisted of 165 and 130 commercial mortgage loans, respectively, excluding commercial mortgage loans accounted for under the fair value option. The commercial mortgage loans held for investment as of December 31, 2021 and December 31, 2020 had a total carrying value, net of allowance for credit losses, of $4,211.1 million and $2,693.8 million, respectively. As of December 31, 2021 and 2020 the Company's total commercial mortgage loans, held for sale, measured at fair value comprised of one loan with total fair value of $34.7 million and three loans with total fair value of $67.6 million, respectively. As of December 31, 2021, we had no real estate securities, available for sale, compared to real estate securities, available for sale, at fair value comprised of nine CMBS investments with total fair value of $171.1 million, as of December 31, 2020. As of December 31, 2021 and December 31, 2020, our other real estate investments, measured at fair value, were comprised one investment with a total fair value of $2.1 million and $2.5 million, respectively. As of December 31, 2021 and December 31, 2020, our real estate owned portfolio comprised one industrial property and one office property, respectively with carrying values of $90.0 million and $26.5 million, respectively.
As of December 31, 2021, we had two loans with unpaid contractual principal balance for a total carrying value of $114.0 million, one with interest past due for greater than 90 days and the other which is current. We did not take any asset specific reserves for these loans. As of December 31, 2020, we had one loan with unpaid contractual principal balance and carrying value of $57.1 million that had interest past due for greater than 90 days.
As of December 31, 2021 and 2020, our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, had a weighted average coupon of 4.3% and 5.5%, and a weighted average remaining life of 2.1 years and 1.7 years, respectively. As of December 31, 2020, our CMBS investments had a weighted average coupon of 2.2%, and a weighted average remaining life of 12.8 years.

The following charts summarize our commercial mortgage loans, held for investment, by coupon rate type, collateral type and geographical region as of December 31, 2021 and 2020:

Rate Type - December 31, 2021
2.7%
97.3%
Fixed
Floating

Rate Type - December 31, 2020

4.6%
95.4%
Fixed
Floating

Collateral Type - December 31, 2021

10.9%
1.5%
11.4%
2.1%
2.5%
1.3%
0.7%
69.6%
Multifamily
Office
Hospitality
Mixed Use
Industrial
Retail
Self-Storage
Manufactured Housing
Land

Collateral Type - December 31, 2020

3.8%
8.9%
2.9%
3.2%
2.6%
0.6%
14.8%
19.0%
44.2%
Multifamily
Hospitality
Industrial
Self-Storage
Land
Office
Mixed Use
Retail
Manufactured Housing

Region - December 31, 2021
26.1%
41.6%
15.2%
7.1%
4.3%
1.4%
1.6%
1.6%
1.0%
Southeast
Southwest
Mideast
Far West
Great Lakes
Plains
Various
New England
Rocky Mountain

Region - December 31, 2020

2.6%
5.0%
29.3%
4.3%
7.3%
15.2%
18.9%
17.4%
Southeast
Southwest
Mideast
Far West
Great Lakes
Plains
Various
New England
Rocky Mountain

An investments region classification is defined according to the below map based on the location of investments secured property.

The following charts show the par value by contractual maturity year for the investments in our portfolio as of December 31, 2021 and 2020:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of December 31, 2021 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield (5)	Loan to Value (2)
Senior Debt 1	Hospitality	$4,858	1 month LIBOR + 4.00%	5.00%	77.0%
Senior Debt 2	Hospitality	57,075	1 month LIBOR + 5.19%	6.19%	51.8%
Senior Debt 3	Multifamily	26,568	1 month LIBOR + 4.50%	5.50%	22.4%
Senior Debt 4	Hospitality	22,150	1 month LIBOR + 6.00%	6.50%	48.1%
Senior Debt 5	Office	6,901	1 month LIBOR + 5.15%	6.60%	56.4%
Senior Debt 6	Multifamily	36,822	1 month LIBOR + 3.00%	3.80%	63.7%
Senior Debt 7	Multifamily	37,025	1 month LIBOR + 3.00%	4.50%	83.6%
Senior Debt 8	Hospitality	22,355	1 month LIBOR + 3.50%	4.80%	68.8%
Senior Debt 9	Office	20,685	1 month LIBOR + 3.75%	5.80%	70.0%
Senior Debt 10	Office	15,722	1 month LIBOR + 3.40%	5.30%	67.5%
Senior Debt 11	Retail	29,500	6.50%	6.50%	68.5%
Senior Debt 12	Multifamily	27,488	1 month LIBOR + 3.35%	5.25%	73.0%
Senior Debt 13	Hospitality	8,285	1 month LIBOR + 4.85%	6.75%	62.5%
Senior Debt 14	Office	7,125	1 month LIBOR + 3.90%	5.95%	67.6%
Senior Debt 15	Hospitality	13,972	1 month LIBOR + 4.47%	6.72%	44.8%
Senior Debt 16	Retail	11,924	1 month LIBOR + 3.95%	6.45%	61.2%
Senior Debt 17	Office	42,631	1 month LIBOR + 3.50%	5.75%	71.0%
Senior Debt 18	Retail	8,203	1 month LIBOR + 8.00%	8.10%	51.6%
Senior Debt 19	Hospitality	10,580	1 month LIBOR + 4.50%	6.75%	68.7%
Senior Debt 20	Hospitality	19,900	1 month LIBOR + 4.15%	6.50%	61.8%
Senior Debt 21	Office	39,650	1 month LIBOR + 4.01%	6.26%	68.2%
Senior Debt 22	Hospitality	20,930	1 month LIBOR + 3.75%	6.10%	62.6%
Senior Debt 23	Hospitality	13,000	1 month LIBOR + 2.94%	5.44%	56.4%
Senior Debt 24	Hospitality	4,987	1 month LIBOR + 4.25%	6.50%	47.7%
Senior Debt 25	Hospitality	12,750	1 month LIBOR + 4.45%	6.85%	62.9%
Senior Debt 26	Hospitality	10,845	1 month LIBOR + 4.50%	6.85%	64.0%
Senior Debt 27	Retail	9,400	1 month LIBOR + 4.20%	6.30%	77.1%
Senior Debt 28	Hospitality	34,053	1 month LIBOR + 3.99%	5.74%	31.0%
Senior Debt 29	Industrial	56,933	1 month LIBOR + 3.75%	5.50%	59.7%
Senior Debt 30	Office	21,825	1 month LIBOR + 3.50%	5.40%	70.9%
Senior Debt 31	Hospitality	7,100	1 month LIBOR + 4.00%	5.75%	70.3%
Senior Debt 32	Multifamily	15,342	1 month LIBOR + 2.75%	4.25%	71.7%
Senior Debt 33	Multifamily	27,650	1 month LIBOR + 3.15%	4.95%	71.6%
Senior Debt 34	Multifamily	27,094	1 month LIBOR + 2.70%	2.80%	76.0%
Senior Debt 35	Multifamily	9,016	1 month LIBOR + 3.95%	5.00%	75.3%
Senior Debt 36	Multifamily	25,000	1 month LIBOR + 3.30%	4.75%	75.5%
Senior Debt 37	Office	25,802	1 month LIBOR + 4.35%	6.05%	64.9%
Senior Debt 38	Multifamily	15,150	1 month LIBOR + 3.10%	4.50%	63.7%
Senior Debt 39	Office	58,714	1 month LIBOR + 3.70%	5.00%	65.7%
Senior Debt 40	Multifamily	11,739	1 month LIBOR + 3.15%	4.75%	72.4%
Senior Debt 41	Office	28,083	1 month LIBOR + 2.70%	2.80%	71.4%
Senior Debt 42	Manufactured Housing	1,359	5.50%	5.50%	62.8%
Senior Debt 43	Multifamily	7,060	1 month LIBOR + 4.75%	5.75%	62.6%
Senior Debt 44	Industrial	17,038	1 month LIBOR + 6.25%	7.00%	61.0%
Senior Debt 45	Multifamily	4,300	1 month LIBOR + 5.50%	6.50%	87.4%
Senior Debt 46	Manufactured Housing	7,680	1 month LIBOR + 4.50%	5.00%	66.7%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield (5)	Loan to Value (2)
Senior Debt 47	Mixed Use	30,465	1 month LIBOR + 5.15%	6.15%	67.0%
Senior Debt 48	Hospitality	27,000	1 month LIBOR + 6.50%	6.85%	62.7%
Senior Debt 49	Multifamily	50,000	1 month LIBOR + 6.69%	7.44%	80.0%
Senior Debt 50	Self Storage	29,895	1 month LIBOR + 5.00%	5.25%	58.8%
Senior Debt 51	Multifamily	14,183	1 month LIBOR + 4.75%	5.25%	70.0%
Senior Debt 52	Manufactured Housing	3,400	1 month LIBOR + 5.00%	5.25%	58.6%
Senior Debt 53	Multifamily	27,550	1 month LIBOR + 5.75%	6.00%	69.8%
Senior Debt 54	Manufactured Housing	5,020	1 month LIBOR + 5.25%	5.35%	65.9%
Senior Debt 55	Office	18,603	1 month LIBOR + 4.50%	5.25%	47.9%
Senior Debt 56	Office	67,651	5.15%	5.15%	52.5%
Senior Debt 57	Office	30,900	1 month LIBOR + 5.20%	5.45%	66.0%
Senior Debt 58	Self Storage	11,600	1 month LIBOR + 4.76%	5.01%	66.6%
Senior Debt 59	Manufactured Housing	5,000	1 month LIBOR + 5.90%	6.50%	58.8%
Senior Debt 60	Office	12,750	1 month LIBOR + 5.00%	5.25%	67.8%
Senior Debt 61	Multifamily	43,320	1 month LIBOR + 4.35%	4.60%	73.2%
Senior Debt 62	Multifamily	37,674	1 month LIBOR + 4.45%	4.70%	66.5%
Senior Debt 63	Multifamily	8,763	1 month LIBOR + 5.50%	5.75%	73.7%
Senior Debt 64	Retail	11,963	1 month LIBOR + 4.87%	5.12%	75.0%
Senior Debt 65	Multifamily	5,730	1 month LIBOR + 5.00%	5.25%	73.5%
Senior Debt 66	Multifamily	18,800	1 month LIBOR + 4.00%	4.10%	79.7%
Senior Debt 67	Industrial	14,985	1 month LIBOR + 4.50%	4.75%	66.3%
Senior Debt 68	Office	11,981	1 month LIBOR + 5.50%	5.75%	68.8%
Senior Debt 69	Multifamily	11,820	1 month LIBOR + 4.55%	4.75%	73.0%
Senior Debt 70	Multifamily	21,000	1 month LIBOR + 4.60%	4.75%	66.7%
Senior Debt 71	Office	26,000	1 month LIBOR + 5.00%	5.25%	63.9%
Senior Debt 72	Multifamily	54,500	1 month LIBOR + 3.80%	4.05%	77.0%
Senior Debt 73	Multifamily	11,672	1 month LIBOR + 3.50%	3.65%	60.1%
Senior Debt 74	Multifamily	21,000	1 month LIBOR + 4.95%	5.05%	84.2%
Senior Debt 75	Office	43,751	1 month LIBOR + 3.94%	4.14%	53.9%
Senior Debt 76 (3)	Multifamily	—	1 month LIBOR + 7.25%	7.50%	—%
Senior Debt 77	Multifamily	5,400	1 month LIBOR + 5.25%	5.50%	83.1%
Senior Debt 78	Hospitality	23,000	1 month LIBOR + 5.79%	5.99%	57.2%
Senior Debt 79	Multifamily	32,856	1 month LIBOR + 6.75%	7.00%	78.2%
Senior Debt 80	Multifamily	12,325	1 month LIBOR + 4.50%	4.65%	83.3%
Senior Debt 81	Multifamily	6,300	1 month LIBOR + 5.35%	5.60%	84.0%
Senior Debt 82	Multifamily	31,023	1 month LIBOR + 3.00%	3.10%	74.3%
Senior Debt 83	Multifamily	11,936	1 month LIBOR + 4.25%	4.55%	76.4%
Senior Debt 84	Multifamily	5,575	1 month LIBOR + 4.50%	4.75%	83.6%
Senior Debt 85	Multifamily	53,178	1 month LIBOR + 3.00%	3.25%	71.6%
Senior Debt 86	Multifamily	14,045	1 month LIBOR + 3.39%	3.54%	70.6%
Senior Debt 87	Multifamily	8,301	1 month LIBOR + 3.80%	3.95%	69.9%
Senior Debt 88	Multifamily	13,582	1 month LIBOR + 4.50%	4.75%	76.7%
Senior Debt 89	Multifamily	18,277	1 month LIBOR + 5.25%	5.50%	67.0%
Senior Debt 90	Multifamily	17,985	1 month LIBOR + 3.60%	3.75%	70.8%
Senior Debt 91	Multifamily	41,823	1 month LIBOR + 2.95%	3.10%	71.6%
Senior Debt 92	Hospitality	25,785	1 month LIBOR + 5.60%	5.85%	61.0%
Senior Debt 93	Mixed Use	32,500	1 month LIBOR + 3.70%	4.20%	69.7%
Senior Debt 94	Multifamily	12,688	1 month LIBOR + 3.75%	3.90%	63.2%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield (5)	Loan to Value (2)
Senior Debt 95	Multifamily	70,620	1 month LIBOR + 2.95%	3.10%	72.6%
Senior Debt 96	Multifamily	20,321	1 month LIBOR + 3.35%	3.50%	67.7%
Senior Debt 97	Multifamily	28,318	1 month LIBOR + 2.95%	3.10%	70.4%
Senior Debt 98	Multifamily	34,998	1 month LIBOR + 2.95%	3.10%	71.7%
Senior Debt 99	Multifamily	32,557	1 month LIBOR + 2.95%	3.10%	72.2%
Senior Debt 100	Hospitality	25,771	1 month LIBOR + 9.00%	9.25%	74.2%
Senior Debt 101	Self Storage	15,000	1 month LIBOR + 4.26%	4.51%	74.6%
Senior Debt 102	Multifamily	24,248	1 month LIBOR + 3.25%	3.35%	70.8%
Senior Debt 103	Office	6,800	1 month LIBOR + 5.25%	5.50%	67.3%
Senior Debt 104	Multifamily	12,792	1 month LIBOR + 6.50%	7.00%	—%
Senior Debt 105	Multifamily	10,391	1 month LIBOR + 3.15%	3.25%	75.6%
Senior Debt 106	Hospitality	17,449	1 month LIBOR + 5.35%	5.75%	56.8%
Senior Debt 107	Hospitality	28,000	1 month LIBOR + 6.25%	6.50%	59.2%
Senior Debt 108	Multifamily	31,900	1 month LIBOR + 3.15%	3.25%	73.0%
Senior Debt 109	Multifamily	37,260	1 month LIBOR + 3.40%	3.55%	75.6%
Senior Debt 110 (4)	Multifamily	—	1 month LIBOR + 8.00%	8.25%	—%
Senior Debt 111	Multifamily	29,500	1 month LIBOR + 2.88%	2.98%	68.0%
Senior Debt 112	Multifamily	10,050	1 month LIBOR + 4.50%	4.65%	77.3%
Senior Debt 113	Multifamily	13,259	1 month LIBOR + 3.75%	3.85%	76.9%
Senior Debt 114	Multifamily	29,250	1 month LIBOR + 3.00%	3.10%	73.5%
Senior Debt 115	Multifamily	34,077	1 month LIBOR + 3.15%	3.25%	71.0%
Senior Debt 116	Multifamily	42,850	1 month LIBOR + 3.40%	3.50%	79.9%
Senior Debt 117	Multifamily	35,020	1 month LIBOR + 3.64%	3.74%	66.0%
Senior Debt 118	Multifamily	8,500	1 month LIBOR + 3.75%	4.00%	79.4%
Senior Debt 119	Multifamily	14,200	1 month LIBOR + 3.15%	3.25%	79.8%
Senior Debt 120	Multifamily	13,350	1 month LIBOR + 3.75%	3.85%	64.2%
Senior Debt 121	Multifamily	66,650	1 month LIBOR + 3.25%	3.35%	77.1%
Senior Debt 122	Multifamily	18,750	1 month LIBOR + 2.95%	3.05%	72.1%
Senior Debt 123	Multifamily	9,099	1 month LIBOR + 3.75%	3.95%	70.0%
Senior Debt 124	Multifamily	26,160	1 month LIBOR + 3.20%	3.30%	77.3%
Senior Debt 125	Hospitality	17,370	1 month LIBOR + 5.25%	5.35%	61.0%
Senior Debt 126	Hospitality	16,500	1 month LIBOR + 7.10%	7.20%	73.0%
Senior Debt 127	Multifamily	13,168	1 month LIBOR + 3.40%	3.50%	78.2%
Senior Debt 128	Multifamily	88,500	1 month LIBOR + 2.75%	2.85%	50.3%
Senior Debt 129	Multifamily	56,150	1 month LIBOR + 3.10%	3.20%	78.9%
Senior Debt 130	Multifamily	36,750	1 month LIBOR + 2.90%	3.00%	72.2%
Senior Debt 131	Multifamily	52,192	1 month LIBOR + 3.10%	3.20%	67.2%
Senior Debt 132	Multifamily	37,100	1 month LIBOR + 2.90%	3.00%	72.0%
Senior Debt 133	Multifamily	60,267	1 month LIBOR + 2.85%	2.95%	70.6%
Senior Debt 134	Multifamily	30,600	1 month LIBOR + 2.65%	2.75%	59.1%
Senior Debt 135	Multifamily	30,650	1 month LIBOR + 3.25%	3.35%	80.0%
Senior Debt 136	Multifamily	62,850	1 month LIBOR + 3.35%	3.45%	78.0%
Senior Debt 137	Multifamily	42,474	1 month LIBOR + 3.00%	3.10%	74.8%
Senior Debt 138	Multifamily	46,080	1 month LIBOR + 2.75%	2.85%	68.1%
Senior Debt 139	Multifamily	28,880	1 month LIBOR + 2.90%	3.00%	74.2%
Senior Debt 140	Manufactured Housing	6,700	1 month LIBOR + 4.50%	4.60%	77.9%
Senior Debt 141	Multifamily	58,680	1 month LIBOR + 3.45%	3.55%	74.8%
Senior Debt 142	Multifamily	26,600	1 month LIBOR + 2.90%	3.00%	72.1%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield (5)	Loan to Value (2)
Senior Debt 143	Multifamily	12,478	1 month LIBOR + 3.20%	3.30%	62.4%
Senior Debt 144	Multifamily	35,996	1 month LIBOR + 3.00%	3.10%	73.3%
Senior Debt 145	Multifamily	32,250	1 month LIBOR + 3.20%	3.30%	74.5%
Senior Debt 146	Multifamily	38,631	1 month LIBOR + 2.90%	3.00%	71.7%
Senior Debt 147	Multifamily	64,281	1 month LIBOR + 2.88%	2.98%	74.8%
Senior Debt 148	Multifamily	62,003	1 month LIBOR + 2.88%	2.98%	75.5%
Senior Debt 149	Multifamily	16,570	1 month SOFR + 3.50%	3.55%	71.7%
Senior Debt 150	Multifamily	56,930	1 month LIBOR + 2.75%	2.85%	73.9%
Senior Debt 151	Multifamily	65,000	1 month SOFR + 5.14%	5.19%	74.7%
Senior Debt 152	Multifamily	22,240	1 month SOFR + 2.96%	3.01%	79.4%
Senior Debt 153	Multifamily	25,573	1 month SOFR + 2.96%	3.01%	72.9%
Senior Debt 154	Multifamily	31,678	1 month SOFR + 3.20%	3.25%	74.2%
Senior Debt 155	Multifamily	78,050	1 month SOFR + 3.45%	3.50%	78.8%
Senior Debt 156	Multifamily	77,870	1 month LIBOR + 3.21%	3.31%	76.1%
Senior Debt 157	Multifamily	24,000	1 month SOFR + 3.11%	3.16%	72.7%
Senior Debt 158	Retail	31,000	1 month SOFR + 3.29%	3.34%	42.5%
Senior Debt 159	Multifamily	47,444	1 month SOFR + 2.86%	2.91%	68.2%
Senior Debt 160	Multifamily	36,824	1 month SOFR + 2.86%	2.91%	69.7%
Senior Debt 161	Hospitality	17,169	5.99%	5.99%	52.9%
Mezzanine Loan 1	Multifamily	6,500	1 month LIBOR + 10.25%	11.00%	90.4%
Mezzanine Loan 2	Multifamily	3,000	1 month LIBOR + 9.20%	10.00%	62.2%
Mezzanine Loan 3	Multifamily	10,000	1 month SOFR + 15.29%	15.34%	86.2%
Mezzanine Loan 4	Retail	3,000	1 month SOFR + 12.00%	12.05%	46.6%
		$4,242,962		4.33%
_______________________
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
(3) The total commitment of this loan is $31.5 million, however none was funded as of December 31, 2021.
(4) The total commitment of this loan is $38.0 million, however none was funded as of December 31, 2021.
(5) Effective yield is calculated as the spread of the loan plus the higher of any applicable index or index floor.
The following table shows selected data from our commercial mortgage loans, held for sale, measured at fair value as of December 31, 2021 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate	Effective Yield	Loan to Value (1)
TRS Senior Debt 1	Office	$34,250	3.60%	3.60%	63.2%
		$34,250		3.60%
________________________
(1) Loan to value percentage is from metrics at origination.
We had no real estate securities, available for sale, measured at fair value as of December 31, 2021.
The following table shows selected data from our other real estate investments, measured at fair value as of December 31, 2021 (dollars in thousands):

Type	Property Type	Par Value	Preferred Return
Preferred Equity 1	Retail	$2,074	12.5%
		$2,074

The following table shows selected data from our real estate owned assets in our portfolio as of December 31, 2021 (dollars in thousands):

Type	Property Type	Carrying Value
Real Estate Owned 1	Industrial	$90,048
		$90,048
The following is a summary of the Company's RMBS, all of which were ARM Agency Securities, classified by collateral type and interest rate characteristics as of December 31, 2021 (dollars in thousands):

Type	Carrying Amount	Average Yield (1)
Agency Securities:
Fannie Mae/Freddie Mac ARMs	$4,246,803	0.02%
Ginnie Mae ARMs	320,068	0.03%
	$4,566,871	0.02%
________________________
(1) Average yield is presented for the year then ended, and is based on the cash component of interest income expressed as a percentage on average cost basis (the “cash yield”).
During 2021, the Company sold trading securities using the specific identification method for proceeds totaling $1.9 billion recognizing $0.1 million in net realized gains. Subsequent to year end, until February 18, 2022, the Company sold trading securities using the same method for proceeds totaling $1.8 billion recognizing $12 million in net realized losses. The Company did not own any trading securities during 2020. As of February 18, 2022, the current market value of the Company's RMBS portfolio was $2.4 billion.
Liquidity and Capital Resources
Overview
Our expected material cash requirements for the twelve months ended December 31, 2022 and thereafter are comprised of (i) contractually obligated expenditures, including payments of principal and interest and contractually-obligated fundings on our loans; (ii) other essential expenditures, including operating and administrative expenses and dividends paid in accordance with REIT distribution requirements; and (iii) opportunistic expenditures, including new loans.
Our contractually obligated expenditures primarily consist of payment obligations under the debt financing arrangements which are set forth in the table below under “Contractual Obligations and Commitments” and which are each described in more detail below under “Repurchase Agreements, Commercial Mortgage Loans”, “Other financing and loan participation - Commercial Mortgage Loans”, “Mortgage Note Payable”, “Unsecured Debt”, “Repurchase Agreements - Real Estate Securities”, and “Repurchase Agreements - Real Estate Securities Classified As Trading.”
We expect to use operating cash flow, new or refinanced debt (including collateral loan and debt obligation securitizations) and equity financing as a source of capital. Since we intend to continue to qualify as a REIT for federal income tax purposes, we will be required to annually distribute to our stockholders at least 90% of our REIT taxable income and we intend to distribute 100% of REIT taxable income. This will reduce the amount of operating cash flow available to fund our operations and growth initiatives after the payment of these distributions.
The board of directors currently intends to operate at a leverage level of between one to three times book value of equity. We have used and may in the future use various forms of incurring indebtedness, including through repurchase agreements, credit facilities, securitizations, public and private, secured and unsecured debt issuances by us or our subsidiaries. We have generally relied on repurchase agreements to provide short-term debt financing for our commercial mortgage loans and utilized collateral loan and debt obligation securitizations for long-term match-funded financing.
With respect to equity, we may in the future issue common stock and/or preferred stock, including through an at-the-market offering program. We may also sell certain assets in our portfolio and reinvest the proceeds in assets with more attractive risk-adjusted returns. For example, we intend to reinvest the cash and proceeds from dividends, interest, repayments and sales of the assets acquired in the Capstead merger into our primary investment strategies.
As discussed in detail in Note 9 – Stock Transactions to the accompanying consolidated financial statements included in this Annual Report on Form 10-K, in October 2021 we closed our merger with Capstead. We intend to transition the equity invested in the assets we acquired from Capstead into our traditional investment strategies, including the origination of commercial real estate mortgages. Specifically, we intend to reinvest any dividend, interest and principal paid on such assets, and proceeds from the sale of such assets, into our current investment strategies. Until we fully transition this equity into our business, we expect that proceeds received from the sale of Capstead assets will be a significant source of capital.

We believe that our anticipated available operating cash flows, proceeds from sales of assets and debt and equity financing sources will be adequate to fund our short and long-term anticipated uses of capital.
Collateralized Loan Obligations
During 2021, the Company raised $1.3 billion of capital through the issuance of BSPRT 2021-FL6 Issuer, Ltd. and BSPRT 2021-FL7 Issuer, Ltd. Additionally, as of December 31, 2021, the Company had $46 million reinvestment capital available across all outstanding collateralized loan obligations.
Repurchase Agreements, Commercial Mortgage Loans
As of December 31, 2021, the Company has repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), Barclays Bank PLC (the "Barclays Revolver Facility" and the "Barclays Repo Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, USB Repo Facility, WF Repo Facility, Barclays Revolver Facility, and Barclays Repo Facility, the "Repo Facilities").
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
The details of our Repo Facilities at December 31, 2021 and December 31, 2020 are as follows (dollars in thousands):

As of December 31, 2021
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility	$400,000	$136,470	$5,178	2.13%	10/6/2022
CS Repo Facility (2)	300,000	137,364	3,446	2.43%	9/30/2022
WF Repo Facility (3)	450,000	186,734	2,090	1.64%	11/21/2023
Barclays Revolver Facility (4)	250,000	166,700	1,976	6.12%	9/20/2023
Barclays Repo Facility (5)	500,000	392,332	4,057	1.76%	3/14/2025
Total	$1,900,000	$1,019,600	$16,747
__________________________
(1) For the year ended December 31, 2021. Includes amortization of deferred financing costs.
(2) On August 12, 2021, the Company exercised the extension option upon the satisfaction of certain conditions, and extended the term maturity to September 30, 2022. Additionally, on November 3, 2021 the committed financing amount was amended from $200 million to $300 million with the option to increase to $400 million at the Company's discretion.
(3) On October 15, 2021 the committed financing amount was increased from $175 million to $275 million. There are three more one-year extension options available at the Company's discretion.
(4) On September 8, 2021, the Company amended the maturity date to September 20, 2023. On December 1, 2021 the committed financing amount was increased from $100 million to $250 million. The Company may increase the total commitment amount by an amount between $100 million and $150 million for three month intervals, on an unlimited basis prior to maturity.
(5) On December 3, 2021 the Company amended the maturity date to March 14, 2025 and the committed financing amount was increased from $300 million to $500 million. There are two one-year extension options available at the Company's discretion.

As of December 31, 2020
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility (2)	$300,000	$113,884	$5,020	2.54%	10/6/2022
USB Repo Facility (3)	100,000	5,775	599	2.40	6/15/2021
CS Repo Facility (4)	200,000	106,971	3,539	2.84%	8/19/2021
WF Repo Facility (5)	175,000	27,150	1,041	2.50%	11/21/2021
Barclays Revolver Facility (6)	100,000	—	387	N/A	9/20/2021
Barclays Facility (7)	300,000	22,560	1,046	2.51%	3/15/2022
Total	$1,175,000	$276,340	$11,632
_______________________
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
Other financing and loan participation - Commercial Mortgage Loans
On March 23, 2020, the Company transferred $15.2 million of its interest in a term loan to Sterling National Bank ("SNB") via a participation agreement. During 2020, the Company's outstanding loan increased resultant of future fundings, leading to an increase in amount outstanding via the participation agreement. The Company incurred $0.9 million of interest expense on SNB for the year ended December 31, 2021. As of December 31, 2021 and December 31, 2020 the outstanding participation balance was $37.9 million and $31.4 million, respectively. The loan matures on February 9, 2023.
Mortgage Note Payable
On October 15, 2019, the Company obtained a commercial mortgage loan for $29.2 million related to the real estate owned portfolio. The Company incurred $0.9 million of interest expense for the twelve months ended December 31, 2021. As of December 31, 2021 the loan has been assumed by the purchaser of the underlying asset and is no longer held by the Company (see Note 5 - Real Estate Owned).
On September 17, 2021, the Company, in connection with the consolidating joint venture (as discussed in Note 5 - Real Estate Owned), originated a $112.7 million mortgage note payable, of which $88.7 million is eliminated in consolidation (see Note 5 - Real Estate Owned). As of December 31, 2021 the Company incurred $0.2 million of interest expense, of which $0.2 million is eliminated in consolidation, for the twelve months ended December 31, 2021. The remaining mortgage note payable of $24 million is included in the consolidated balance sheets under the caption Mortgage note payable. As of December 31, 2021, the loan accrued interest at an annual rate of 3.1% and matures on October 9, 2024.

Unsecured Debt
In the merger with Capstead we acquired 30-year junior subordinated notes issued in 2005 and 2006 and maturing in 2035 and 2036, with a total face amount of $100.0 million. Note balances net of deferred issuance costs, and related weighted average interest rates as of the indicated dates (calculated including issuance cost amortization and adjusted for the effects of related derivatives held as cash flow hedges) were as follows (dollars in thousands):

	December 31, 2021		December 31, 2020
	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,470	7.86%	$—	—%
December 2035 ($40,000 face amount)	39,474	7.63%	—	—%
September 2036 ($25,000 face amount)	24,650	7.67%	—	—%
	$98,594	7.72%	$—	—%
The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option. Interest paid on unsecured debt, including related derivative cash flows, totaled $0.6 million for the twelve months ended December 31, 2021.
Pursuant to a lending and security agreement with Security Benefit Life Insurance Company ("SBL"), which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $2.0 million of interest expense on the lending agreement with SBL for the twelve months ended December 31, 2021. As of December 31, 2021 the outstanding balance was $50.0 million.
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
Below is a summary of the Company's MRAs as of December 31, 2021 and 2020 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of December 31, 2021
JP Morgan Securities LLC	$19,025	$261	$24,087	1.14%	10
Wells Fargo Securities, LLC	—	—	—	N/A	N/A
Goldman Sachs International	—	37	—	N/A	N/A
Barclays Capital Inc.	15,286	526	19,131	1.21%	14
Credit Suisse AG	—	—	—	N/A	N/A
Citigroup Global Markets, Inc.	—	81	—	N/A	N/A
Total/Weighted Average	$34,311	$905	$43,218	1.17%	12

As of December 31, 2020
JP Morgan Securities LLC	$33,791	$1,668	$43,612	1.75%	31
Wells Fargo Securities, LLC	—	1,057	—	N/A	N/A
Goldman Sachs International	22,440	455	30,794	1.68%	16
Barclays Capital Inc.	76,809	2,102	97,244	1.71%	33
Credit Suisse AG	—	905	—	N/A	N/A
Citigroup Global Markets, Inc.	53,788	2,532	71,723	—	29
Total/Weighted Average	$186,828	$8,719	$243,373	1.71%	33
________________________
(1) Includes $43.2 million and $72.2 million of CLO notes, held by the Company, which is eliminated within the Real estate securities, at fair value line of the consolidated balance sheets as of as of December 31, 2021 and December 31, 2020, respectively.

Repurchase Agreements - Real Estate Securities Classified As Trading
As a result of the Capstead merger which closed on October 19, 2021, the Company acquired a significant portfolio of residential adjustable-rate mortgage pass-through securities issued and guaranteed by government-sponsored enterprises or by an agency of the federal government which the Company accounts for as real estate securities classified as trading. The Company pledges its real estate securities classified as trading as collateral for repurchase agreements with commercial banks and other financial institutions. Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date and are accounted for as financings. The Company maintains the beneficial interest in the specific securities pledged during the term of each repurchase arrangement and receives the related principal and interest payments.
The terms and conditions of repurchase agreements are negotiated on a transaction-by-transaction basis when each such agreement is initiated or renewed. The amount borrowed is generally equal to the fair value of the securities pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a “haircut.” Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings. Interest may be paid monthly or at the termination of an agreement at which time the Company may enter into a new agreement at prevailing haircuts and rates with the same lending counterparty or repay that counterparty and negotiate financing with a different lending counterparty. None of the Company’s lending counterparties are obligated to renew or otherwise enter into new agreements at the conclusion of existing agreements. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security pay-down factors, lending counterparties typically require the Company to post additional securities as collateral, pay down borrowings or fund cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements. These actions are referred to as margin calls. Conversely, in response to increases in fair value of pledged securities, the Company routinely margin calls its lending counterparties in order to have previously pledged collateral returned.
Repurchase agreements (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
December 31, 2021
Repurchase arrangements secured by Agency securities with maturities of 30 days or less	$4,327,020	$8,908	$4,144,473	0.13%
	$4,327,020	$8,908	$4,144,473	0.13%

December 31, 2020
Repurchase arrangements secured by Agency securities with maturities of 30 days or less	$—	$—	$—	—%
	$—	$—	$—	—%
As of December 31, 2021, the Company’s repurchase agreements collateralized by RMBS totaled $4.14 billion with 13 counterparties at average rates of 0.13%, before the effects of currently-paying interest rate swap agreements. Average repurchase agreements outstanding were $3.97 billion in 2021. Average repurchase agreements outstanding differed from respective year-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff and asset sales. Interest paid on repurchase agreements, including related Derivative cash flows, totaled $1.24 million during the twelve months ended December 31, 2021.
The Company finances its residential mortgage investments primarily by borrowing under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis, when each such agreement is initiated or renewed.
Future agreements are dependent upon the willingness of lenders to participate in the financing of mortgage investments, lender collateral requirements and the lenders’ determination of the fair value of the investments pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries. None of our repurchase agreement counterparties are obligated to renew or otherwise enter into new agreements at the conclusion of existing borrowings. Repurchase agreements averaged $3.97 billion during 2021 and ended the year at $4.14 billion, all maturing within 90 days. Average repurchase agreements can differ from period-end balances for a number of reasons including portfolio growth or contraction, as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.

To help mitigate exposure to rising short-term interest rates, we economically hedge the portfolio of repurchase agreements using derivatives supplemented with longer-maturity repurchase agreements when available at attractive rates and terms. At year-end, we held $3.6 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the Second quarter 2024 and a weighted average expiration of 18 months. At December 31, 2021, we expect to have no net cash obligations related to repurchase agreement-related interest rate swap agreements after considering the variable-rate payments owed to us under the agreements’ terms based on market interest rate expectations as of year-end.
Repurchase Agreements
The following tables summarize our Repurchase Agreements, Commercial Mortgage Loans, Trading Securities and our MRAs for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 respectively:

	As of December 31, 2021
	Amount Outstanding				Average Outstanding Balance
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Repurchase Agreements, Commercial Mortgage Loans	$152,925	$287,462	$550,156	$1,019,600	$340,485	$282,891	$331,871	$959,729
Repurchase Agreements, Real Estate Securities	$88,272	$46,510	$46,531	$34,311	$123,322	$57,301	$46,527	$37,735
Repurchase Agreements, Real Estate Securities Classified As Trading	$—	$—	$—	$4,144,473	$—	$—	$—	$4,266,556
	As of December 31, 2020
	Amount Outstanding				Average Outstanding Balance
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Repurchase Agreements, Commercial Mortgage Loans	$234,524	$226,224	$183,033	$276,340	$282,282	$238,280	$197,632	$279,187
Repurchase Agreements, Real Estate Securities	$496,880	$335,256	$177,541	$186,828	$412,809	$351,202	$316,229	$183,632
	As of December 31, 2019
	Amount Outstanding				Average Outstanding Balance
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Repurchase Agreements, Commercial Mortgage Loans	$370,889	$132,870	$111,937	$252,543	$357,850	$337,970	$132,126	$214,812
Repurchase Agreements, Real Estate Securities	$22,078	$85,022	$244,308	$394,359	$52,711	$84,179	$181,198	$324,545
The use of our repurchase facilities is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the twelve months ended December 31, 2021 the maximum monthly average outstanding balance was $5.84 billion, of which $0.68 billion was related to repurchase agreements on our commercial mortgage loans and $0.04 billion for repurchase agreements on our real estate securities and $5.12 billion for repurchase agreements on our real estate securities held for trading.
During the twelve months ended December 31, 2020 the maximum monthly average outstanding balance was $721.0 million, of which $268.2 million was related to repurchase agreements on our commercial mortgage loans and $452.8 million for repurchase agreements on our real estate securities.
During the twelve months ended December 31, 2019, the maximum monthly average outstanding balance was $612.0 million, at the end of November 30, 2019, of which $266.6 million was related to repurchase agreements on our commercial mortgage loans and $345.4 million for repurchase agreements on our real estate securities.

Cash Flows
Cash Flows for the Year Ended December 31, 2021
Net cash provided by operating activities for the year ended December 31, 2021 was $146.5 million. Cash inflows were primarily driven by net income of $25.7 million, net proceeds of $33.4 million related to originations and sales of commercial mortgage loans, measured at fair value and a non-cash adjustment of $34.8 million related to trading losses on real estate securities.
Net cash provided by investing activities for the year ended December 31, 2021 was $1,068.7 million. Cash inflows were primarily driven by proceeds from principal repayments of $1,225.6 million received on commercial mortgage loans, held for investment, proceeds received from the sale/repayment of real estate securities of $2,059.4 million, $541.3 million received from principal collateral on mortgage investments and cash acquired of $174.1 million related to the merger with Capstead. Inflows were partially offset by the origination and acquisition of $2,881.9 million of commercial mortgage loans.
Net cash used in financing activities for the year ended December 31, 2021 was $1,139.2 million. Cash outflows were primarily driven by net payment on CMBS repurchase agreements of $2,429.3 million, $68.0 million in cash distributions to stockholders and $11.4 million of stock repurchases. Outflows were offset by $6.5 million of proceeds received from borrowing on other financing and loan participation for commercial mortgage loans, $23.9 million from borrowing on mortgage note payable and net proceeds of $743.3 million and $540.3 million received from repurchase agreements on commercial mortgage loans and CLOs, respectively.
Cash Flows for the Year Ended December 31, 2020
Net cash provided by operating activities for the year ended December 31, 2020 was $115.3 million. Cash inflows were primarily driven by net income of $54.7 million and net proceeds of $44.7 million related to originations of and proceeds from sales of commercial mortgage loans, measured at fair value.
Net cash provided by investing activities for the year ended December 31, 2020 was $240.7 million. Cash inflows were primarily driven by proceeds from principal repayments of $1,228.2 million received on commercial mortgage loans, held for investment, proceeds received from the sale/repayment of real estate securities of $346.2 million, $77.2 million of proceeds received from the sale of commercial mortgage loans, held for sale and $22.5 million of proceeds received from sale of real estate owned assets. Inflows were partially offset by the origination and acquisition of $1,281.2 million of commercial mortgage loans and the purchase of real estate securities of $148.6 million.
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

Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of December 31, 2021 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$—	$149,724	$308,381	$—	$458,105
Repurchase agreements - commercial mortgage loans	627,268	—	392,332	—	1,019,600
Repurchase agreements - real estate securities	4,178,784	—	—	—	4,178,784
CLOs (2)	—	—	—	2,179,514	2,179,514
Mortgage Note Payable	—	—	—	23,998	23,998
Unsecured debt	—	—	—	150,000	150,000
Other financing and loan participation - commercial mortgage loans	—	37,903	—	—	37,903
Total	$4,806,052	$187,627	$700,713	$2,353,512	$8,047,904
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $320.6 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of December 31, 2021.
In addition to its cash requirements, the Company pays a quarterly dividend and has an existing share repurchase authorization. As of December 31, 2021, the Company’s quarterly cash dividend was $0.355 per share of common stock (which was paid on an as-converted basis on the Company’s shares of Series C convertible preferred stock ("Series C Preferred Stock"), Series D convertible preferred stock ("Series D Preferred Stock") and Series F convertible preferred stock ("Series F Preferred Stock")), and $0.46875 per share on the Company’s shares of 7.50% Series E Cumulative Redeemable Preferred Stock ("Series E Preferred Stock"). The payment of future dividends is subject to declaration by the Board of Directors. The Company’s Board of Directors also has authorized a $65.0 million share repurchase program, that will be operative following the conclusion of the $35.0 million open market share purchase program the Advisor agreed to implement in connection with the Company’s merger with Capstead. The authorization does not obligate the Company to acquire any specific number of shares.
Related Party Arrangements
Benefit Street Partners L.L.C.
Amended Advisory Agreement
Refer to “Note 11 - Related Party Transactions and Arrangements” for a summary of the Company’s Advisory Agreement with the Advisor and amounts paid to the Advisor pursuant to the Advisory Agreement for the years ended December 31, 2021 and December 31, 2020.
The Nominating and Corporate Governance Committee (the “Committee”) of the Company's board of directors, which consists solely of the Company’s independent directors, negotiated, approved and recommended that the board of directors approve, the amended Advisory Agreement. The Committee engaged independent legal counsel to assist the Committee in negotiating the amended Advisory Agreement.
Pursuant to the amended Advisory Agreement, the Advisor provides the daily management for the Company and the Operating Partnership, including an investment program consistent with the investment objectives and policies of the Company as determined and adopted from time to time by the board of directors. The initial term of the amended Advisory Agreement was three-years and was automatically renewed for an additional one-year period on January 19, 2022 and will continue to automatically renew for additional one-year periods unless either party elects not to renew.
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
Investment in Common and Preferred Stock
Refer to Note 9 - Stock Transactions for a description of the Company’s private placements. Officers of the Company and other employees of the Advisor and its affiliates (“Manager Investors”), as well as members of the Company's board of directors, have acquired common stock and Series A Convertible Preferred Stock (“Series A Preferred Stock”) in these private placements on substantially the same terms applying to purchases by third party accredited investors unaffiliated with the Company or the Advisor. On October 19, 2021, each share of Series A Preferred Stock converted into 299.2 shares of common stock, pursuant to the terms of the Articles Supplementary for the Series A Preferred Stock, and no shares of Series A Preferred Stock were outstanding as of December 31, 2021.
The Manager Investors have agreed with the Advisor not to sell or otherwise transfer the securities purchased in the private placement without the consent of the Advisor, prior to 180 days after the listing of the Company’s common stock on the NYSE.
The board of directors and the Nominating and Corporate Governance Committee of the board of directors each reviewed and unanimously approved the Company’s issuance of shares to the Manager Investors and the terms of the offering.
Lending Agreement with Stockholder
Pursuant to a lending and security agreement with Security Benefit Life Insurance Company ("SBL"), which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $2.0 million and $0.2 million of interest expense on the lending agreement with SBL for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 there was a $50.0 million outstanding balance under the lending agreement.
SBL also holds 17,950 of the Company’s outstanding shares of Series D Preferred Stock. SBL acquired these shares in March 2021: 14,950 shares were acquired in exchange for an equivalent number of shares of Series A Preferred Stock and 3,000 shares of Series D Preferred Stock were purchased at the liquidation preference of $15.0 million (net of accrued and unpaid dividends on the exchanged Series A Preferred Stock) in the same transaction.
Acquisitions
In August 2021 the Company and an investment fund managed by the Advisor entered into a joint venture agreement and formed a joint venture entity, Jeffersonville Member, LLC (the "Jeffersonville JV") to acquire a $139.5 million triple net lease property in Jeffersonville, GA. The Company has a 79% interest in the Jeffersonville JV, while the affiliated fund has a 21% interest. The Company invested a total of $109.8 million, made up of $88.7 million in debt and $21.1 million in equity, representing 79% of the ownership interest in the Jeffersonville JV. The affiliated fund made up the remaining $29.8 million composed of a $24.0 million mortgage note payable and $5.7 million in equity. The Company has control of Jeffersonville JV with 79% ownership and, therefore, consolidates Jeffersonville JV on its consolidated balance sheet. The Company's $88.7 million mortgage note payable to Jeffersonville JV is eliminated in consolidation (see Note 7 - Debt).

The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the years ended December 31, 2021, 2020 and 2019 and the associated amounts payable as of December 31, 2021 and 2020 (dollars in thousands). See Note 11 - Related Party Transactions and Arrangements for further detail.

	Year Ended December 31,			Payable as of December 31,
	2021	2020	2019	2021	2020
Acquisition expenses (1)	$1,203	$696	$900	$—	$—
Administrative services expenses	7,658	13,120	16,363	—	2,940
Asset management and subordinated performance fee	28,110	15,178	16,226	15,595	4,773
Other related party expenses (2)(3)	355	703	1,610	1,943	1,812
Total related party fees and reimbursements	$37,326	$29,697	$35,099	$17,538	$9,525
______________________
(1) Total acquisition fees and expenses paid during the years ended December 31, 2021, 2020 and 2019 were $15 million, $7.1 million and $8.4 million respectively, of which $13.8 million, $6.4 million and $7.5 million were capitalized within the commercial mortgage loans, held for investment line of the consolidated balance sheets for the years ended December 31, 2021, 2020 and 2019.
(2) These are related to reimbursable costs incurred for the increase in loan origination activities and are included in Other expenses in the Company's consolidated statements of operations.
(3) The related party payable includes $1.9 million and $1.8 million, respectively, of payments made by the Advisor to third party vendors on behalf of the Company.
The amounts payable as of December 31, 2021 and 2020 in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
Off Balance Sheet Arrangements
We currently have no off balance sheet arrangements as of December 31, 2021 and through the date of the filing of this Form 10-K.
Non-GAAP Financial Measures
Distributable Earnings
Beginning in the third quarter of 2021 to more appropriately reflect the principal purpose of the measure, "modified funds from operations ("MFFO")" or "funds from operations ("FFO")" was relabeled "Distributable Earnings", a non-GAAP financial measure. Distributable Earnings is a non-GAAP measure, which we define as GAAP net income (loss), adjusted for (i) non-cash CLO amortization acceleration and amortization over our expected useful life of our CLOs, (ii) unrealized gains and losses on loans, derivatives and ARMs, including CECL reserves and impairments, (iii) non-cash equity compensation expense, (iv) depreciation and amortization, (v) non-cash incentive fee accruals, (vi) certain other non-cash items, and (vii) impairments of acquisition assets related to the Capstead merger.
We believe that Distributable Earnings provides meaningful information to consider in addition to our GAAP results. We believe Distributable Earnings is a useful financial metric for existing and potential future holders of our common stock as historically, overtime, Distributable Earnings has been an indicator of our dividends per share. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments, and therefore we believe our dividends are one of the principal reasons stockholders may invest in our common stock. Further, Distributable Earnings helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations and is one of the performance metrics we consider when declaring our dividends.
Distributable Earnings does not represent net income (loss) and should not be considered as an alternative to GAAP net income (loss). Our methodology for calculating Distributable Earnings may differ from the methodologies employed by other companies and thus may not be comparable to the Distributable Earnings reported by other companies.

The following table provides a reconciliation of GAAP net income to Distributable Earnings for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
GAAP Net Income:	$25,702	$54,746	$83,924
Adjustments:
CLO amortization acceleration (1)	250	264	(2,881)
Unrealized (gain)/loss on financial instruments (2)	(1,049)	1,102	(2,081)
Unrealized gain/(loss) reversal - ARMs	13,867	—	1,989
Impairment of acquired assets	88,282	—	—
Incentive fees	9,846	—	—
Depreciation and amortization	2,107	2,234	507
Increase/(decrease) in provision for credit losses	(5,192)	13,296	—
Impairment losses on real estate owned assets	—	398	—
Distributable earnings	$133,813	$72,040	$81,458
Average Equity	$1,146,009	$974,184	$946,801
7.5% Cumulative Redeemable Preferred Stock, Series E Dividend	$4,842	$—	$—
GAAP Common ROE	1.8%	5.6%	8.9%
Distributable Earnings ROE	11.3%	7.4%	8.6%
GAAP Net Income Per Share, Fully Converted	$0.33	$0.96	$1.59
Distributable Earnings Per Share, Fully Converted	$2.02	$1.27	$1.54
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
As of December 31, 2021 and 2020, our portfolio included 161 and 133 variable rate investments, respectively, based on LIBOR and SOFR (or "indexing rates") for various terms. Borrowings under our repurchase agreements are also based on indexing rates. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity.
For the indexing rate sensitivity range, a reduction of the indexing rates results in an increase in our portfolio return. This is driven by the indexing rates floor in place for majority of our commercial mortgage loans, held for investment. In contrast, the majority of our financing instruments do not have floors. The presence of a indexing rate floors on interest-bearing assets coupled with lack of indexing rate floors on the majority of interest bearing liabilities allows the portfolio to generate a higher return for a basis point decrease in indexing rates compared to increase in basis points for the indexing rates range presented:

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Indexing Rates	December 31, 2021	December 31, 2020
(-) 25 Basis Points	2.08%	2.16%
Base Interest Rate	—%	—%
(+) 50 Basis Points	(1.74)%	(5.87)%
(+) 100 Basis Points	(1.64)%	(9.86)%
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
In connection with the preparation of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on its assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

The rules of the SEC do not require, and this Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
The table set forth below lists the name and age of each of our current directors and the position and office that each director currently holds with the Company:

Name	Age	Position(s)
Richard J. Byrne	60	Chairman of the Board of Directors, Chief Executive Officer and President
Jamie Handwerker	60	Director, Compensation Committee Chair
Peter J. McDonough	63	Director, Nominating and Corporate Governance Committee Chair
Buford H. Ortale	60	Director, Audit Committee Chair
Elizabeth K. Tuppeny	61	Lead Independent Director
Pat Augustine	59	Director
Gary Keiser	78	Director
Michelle P. Goolsby	63	Director
Business Experience of Directors
The name, principal occupation for the last five years, selected biographical information and the period of service of our directors are set forth below.
Richard J. Byrne
Richard J. Byrne has served as Chairman of the Board of Directors, Chief Executive Officer and President of the Company since September 2016. Mr. Byrne has served as the President of the Advisor since 2013. He has also served as Chairman of the Board of Directors, Chief Executive Officer and President of the Business Development Corporation of America since November 2016, Broadtree Residential, Inc. since February 2020 and Franklin BSP Capital Corp since December 2020. Prior to joining the Advisor, Mr. Byrne was Chief Executive Officer of Deutsche Bank Securities, Inc. He was also the Co-Head of Global Capital Markets at Deutsche Bank. Before joining Deutsche Bank, Mr. Byrne was Global Co-Head of the Leveraged Finance Group and Global Head of Credit Research at Merrill Lynch & Co. He was also a perennially top-ranked credit analyst. Mr. Byrne earned an M.B.A. from the Kellogg School of Management at Northwestern University and a B.A. from Binghamton University. Mr. Byrne is a member of the Boards of Directors of Wynn Resorts, Limited (NASDAQ: WYNN) and New York Road Runners. We believe that Mr. Byrne’s current and prior experience as a director and Chief Executive Officer of the Company, and his significant investment banking experience in real estate make him well qualified to serve as a member of our Board.
Pat Augustine
Pat Augustine has served as an independent director of the Company since October 2021. He previously served as a member of the Board of Directors of Capstead Mortgage Corporation (NYSE: CMO) from 2020 until its merger with the Company in 2021. Mr. Augustine spent most of his career in structured finance beginning in 1985 at Salomon Brothers during the developmental phase of the mortgage-backed securities market. From 1996 until 2007, Mr. Augustine built the securities business at NationsBank, now Bank of America, where he ran sales, trading and research for structured products. Between 2009 and 2011, Mr. Augustine served as Head of Structured Product and Credit Portfolio Management at Swiss RE Insurance Asset Management where he was primarily responsible for oversight of residential and commercial mortgage-related products. Most recently, he served as founder of Meridian Enterprises where he built, owned and operated Planet Fitness franchises before selling to a private equity firm in 2019. Mr. Augustine holds a BA in Economics from Duquesne University and an MBA from Emory University. Mr. Augustine has a depth of specialty-finance related experience.

Michelle P. Goolsby
Michelle P. Goolsby has served as an independent director of the Company since October 2021. She previously served as a member of the Board of Directors of Capstead Mortgage Corporation (NYSE: CMO) from 2012 until its merger with the Company in 2021. Ms. Goolsby was a partner and investment committee member for Greenmont Capital Partners II, a private equity firm, from 2008 to 2019. From 1998 to 2008, Ms. Goolsby served as an executive vice president of Dean Foods Company (NYSE: DF) where she was responsible for corporate development, legal, corporate governance, ethics and compliance, government relations and corporate affairs. Prior to 1998, Ms. Goolsby provided legal representation for public and privately-held entities, including real estate investment trusts, in connection with securities offerings, financings, mergers, acquisitions and divestitures. Ms. Goolsby previously served as a director of WhiteWave Foods Company (NYSE: WWAV), a consumer-packaged food and beverage company, and served as a member of the Advisory Board of the successor company, Danone North America. Ms. Goolsby serves on the board of Simply Good Foods Company (NASDAQ: SMPL) and has served as a member of the Audit Committee, the Nominating and Governance Committee and as Chair of the Corporate Responsibility and Sustainability Committee. She also serves on the board of SACHEM, Inc., a privately-held chemical science technology company. Ms. Goolsby brings a diverse background of executive leadership experience, and has worked extensively with management teams and boards on matters involving risk management, strategy, compensation and corporate governance. In addition, she has significant experience in corporate financing and other capital markets transactions, including transactions on behalf of public and privately-held real estate entities.
Jamie Handwerker
Jamie Handwerker has served as an independent director of the Company since September 2016. Ms. Handwerker is a partner of KSH Capital, providing real estate entrepreneurs with capital and expertise to seed or grow their platform. Prior to joining KSH, Ms. Handwerker was a Senior Vice President and Principal of Cramer Rosenthal McGlynn (CRM) LLC, a New York-based asset management firm, which serves as investment adviser to institutions, as well as individual and family trusts. Ms. Handwerker was the portfolio manager for the CRM Windridge Partners hedge funds since she founded the Funds in June 2000. The funds were long/short US equity hedge funds, focused on real estate and consumer companies, generating absolute returns. Prior to joining CRM in April 2002, Ms. Handwerker managed Windridge Partners, L.P, as a Managing Director and Portfolio Manager with ING Furman Selz Asset Management LLC, a New York based holding company operating as a wholly-owned subsidiary of the Dutch financial conglomerate, ING Group. Ms. Handwerker previously was a Managing Director and Senior Equity Research Analyst (Sell-Side) from 1994 to 2000 at the international corporate and investment bank ING Barings and its predecessor, Furman Selz, LLC where she exclusively focused on real estate companies, including the REIT industry. She received a B.A. in Economics from the University of Pennsylvania. Ms. Handwerker serves on the Board of Trustees of Lexington Realty Trust (NYSE: LXP). She also is a member of the University of Pennsylvania School of Arts & Sciences Board of Overseers and is the Founder and Chairperson of Penn Arts & Sciences Professional Women’s Alliance, as well as being involved in other charitable endeavors. We believe Ms. Handwerker’s extensive experience in real estate venture capital, asset management and portfolio management described above make her well qualified to serve as a member of our Board.
Gary Keiser
Gary Keiser has served as an independent director of the Company since October 2021. He previously served as a member of the Board of Directors of Capstead Mortgage Corporation (NYSE: CMO) from 2004 until its merger with the Company in 2021. Gary Keiser served as an audit partner at Ernst & Young LLP from 1980 until his retirement in 2000. Mr. Keiser began his career with Ernst & Young LLP in 1967. He also serves on several governmental, non-profit and private company boards. Mr. Keiser worked in the public accounting profession for his entire career, focusing a significant amount of his time on real estate and real estate finance clients, and has a wealth of accounting, mortgage banking and real estate experience.

Peter J. McDonough
Peter J. McDonough has served as an independent director of the Company since April 2016. Mr. McDonough brings innovative thinking to transform business performance from diverse experiences leading global organizations in industries such as Biotechnology, Personal Care Products, Consumer Appliances, Power Tools and Beverage Alcohol. In 2022, Peter retired from his position as Chief Executive Officer of Trait Biosciences, a Los Alamos, NM biotechnology research organization developing Intellectual Property associated with the formulation of CBD Health & Wellness Products. Before joining Trait, Peter served as President, Chief Marketing and Innovation Officer for Diageo North America ($5+ Billion Revenue) from 2009 to 2015. While in this role he was responsible for over-seeing North America’s largest portfolio of premium spirits and beer brands. In his diverse career, Peter has served as a senior leader in seven different industries, gaining cultural insights while residing in the Pacific Rim, Central Europe and numerous American cities. After teaching at The University of Canterbury’s Graduate School of Business in Christchurch, New Zealand, Peter was appointed to serve as Procter & Gamble’s Vice President of European Marketing overseeing the brand marketing function for Duracell Batteries and Braun Appliances ($1.3 Billion Annual Revenues). Prior to his overseas roles Peter served as Gillette's Head of North American Marketing where he launched industry leading brands such as Mach3 Turbo and Venus Razors ($1.3 Billion Annual Revenues). Earlier in his career, he served as Director of North American Marketing at Black & Decker where he was involved in launching the DeWalt Power Tool Company. Mr. McDonough is an alumnus of Cornell University and holds a Master of Business Administration from the Wharton School of Business at the University of Pennsylvania. He currently serves on corporate boards including The Splash Beverage Group (NYSE: SBEV) and Copalli Spirits. He previously served on the Board of Directors for not-for-profit organizations such as The AdCouncil of America, Effies Worldwide Inc and The Children’s Trust Fund of Massachusetts. We believe Mr. McDonough’s extensive experience as an executive officer and/or director of the companies described above and his significant business accomplishments make him well qualified to serve as a member of our Board.
Buford H. Ortale
Buford H. Ortale has served as an independent director of the Company since September 2016. Mr. Ortale is a private equity investor based in Nashville, Tennessee. He is a partner in NTR, a private equity firm focused on the energy space as well as a partner in Armour Capital Management, LP, the external manager of a residential mortgage REIT with over $8 billion in assets. Mr. Ortale began his career with Merrill Lynch’s Merchant Banking Group in New York in 1987. He was subsequently a founder and managing director of NationsBanc’s (Bank of America) High Yield Bond Group. In 1996 he formed Sewanee Ventures, a private equity investment vehicle that he still manages today. Mr. Ortale’s activities have included investments in startup venture backed companies, LBO’s, real estate development, and real estate acquisition. He currently serves on the board of directors Waitr Holdings, Inc. (NASDAQ: WTRH), an on-demand food ordering and delivery company, and Broadtree Residential, Inc., a private multifamily REIT. He is currently a board advisor to Western Express (a privately owned $700 million trucking company) and a board member of Intrensic (a police bodycam and digital evidence management company) and Remote Care Partners (a private healthcare company in the remote health monitoring space). He received his B.A. from Sewanee: The University of the South and a Masters of Business Administration from Vanderbilt University. We believe Mr. Ortale’s extensive experience as a private equity investor and banker described above make him well qualified to serve as a member of our Board of Directors.

Elizabeth K. Tuppeny
Elizabeth K. Tuppeny has served as an independent director of the Company and its predecessor since January 2013. Ms. Tuppeny has been the chief executive officer and founder of Domus, Inc. (“Domus”), a full-service marketing communications agency, since 1993. Her company works at the C-Suite level with clients such as Chevron; Citibank; ConAgra; Diageo; DuPont; Epson; Mattel; Merck; Merrill Lynch; Procter & Gamble; Ralph Lauren and Westinghouse. Real Estate clients include Ritz Carlton Residences; S&H Associates; and PMC Real Estate. Ms. Tuppeny has 30 years of experience in the branding and advertising industries, with a focus on Fortune 50 companies. Ms. Tuppeny also served for three years on the board of the Philadelphia Industrial Development Council, a public-private economic development organization, wherein she evaluated and approved 500+ industrial and commercial real estate transactions worth over a billion dollars. Ms. Tuppeny currently serves as the Lead Director of New York City REIT, Inc. (NYSE: NYC), a public real estate investment trust with a portfolio of high-quality commercial real estate located within the five boroughs of New York City, particularly in Manhattan, and Ms. Tuppeny is also an independent director and Chair of the Nominating and Governance Committee of Healthcare Trust, Inc. (Nasdaq: HTIA), a publicly registered real estate investment trust focused on acquiring a diversified portfolio of healthcare real estate, with an emphasis on seniors housing and medical office buildings, located in the United States. Ms. Tuppeny previously served as an independent Director on the board of directors of American Realty Capital Trust IV. Ms. Tuppeny has served on the boards of directors and advisory committees for the Arthur Ashe Foundation, Avenue of the Arts, Drexel Medical School, Philadelphia Hospitality Cabinet, Pennsylvania Commission for Women, Penn Relays and the Police Athletic League. Ms. Tuppeny was the recipient of the national Stevie Award as the nation’s top woman entrepreneur in 2004 and was named as a “Top Woman in Philadelphia Business” in 1996, one of the “Top 50 Women in Pennsylvania” in 2004 and as the “Businessperson of the Year” in 2003 by the Greater Philadelphia Chamber of Commerce. Ms. Tuppeny has taught at New York University, University of Pennsylvania and Temple University, and received her undergraduate degree from the University of Pennsylvania, Annenberg School of Communications. We believe that Ms. Tuppeny’s prior and current experience as an independent director of the companies described above, as chief executive officer and founder of Domus, and in evaluating healthcare-related real estate business development applications, make her well qualified to serve on our Board.
Executive Officers
The following table presents certain information concerning each of our executive officers serving in such capacity:

Name	Age	Position(s)
Richard J. Byrne	61	Chairman of the Board of Directors, Chief Executive Officer and President
Jerome S. Baglien	45	Chief Financial Officer, Chief Operating Officer and Treasurer
Richard J. Byrne
Please see above for biographical information about Mr. Byrne.
Jerome S. Baglien
Jerome S. Baglien has served as Chief Financial Officer and Treasurer of the Company since September 2016, and as Chief Operating Officer of the Company since December 2021. Mr. Baglien is a Managing Director and Chief Financial Officer of Real Estate of the Advisor. Prior to joining the Advisor in 2016, Mr. Baglien was director of fund finance for GTIS Partners LP (“GTIS”), where he oversaw all finance and operations for GTIS funds. Previously, he was an accounting manager at iStar Inc. with oversight of loans and special investments. Mr. Baglien received a Masters of Business Administration from Kellstadt Graduate School of Business at DePaul University and a Bachelor of Science in Accounting from the University of Oregon.
Audit Committee
The Company’s Board of Directors has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee consists of Mr. Ortale, Ms. Handwerker, Mr. Keiser, Mr. McDonough and Ms. Tuppeny, each of whom is “independent” within the meaning of the applicable (i) provisions set forth in the Audit Committee charter, (ii) requirements set forth in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and (iii) the rules and regulations of the SEC. Mr. Ortale is the chair of our Audit Committee. The Board has determined that Mr. Ortale, Ms. Handwerker and Mr. Keiser are each qualified as an “Audit Committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and the rules and regulations of the SEC.
Code of Ethics
The Board of Directors maintains a Code of Ethics is applicable to our directors, officers, our Advisor and employees of the Advisor performing substantial services for the Company. It covers topics including, but not limited to, conflicts of interest, confidentiality of information, full and fair disclosure, reporting of violations and compliance with laws and regulations.

The Code of Ethics is available on the Company’s website at www.fbrtreit.com by clicking on “Governance – Governance Documents – Code of Ethics.” We intend to disclose on this website any amendment to, or waiver of, any provision of this Code of Ethics applicable to our directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC. You may also obtain a copy of the Code of Ethics by writing to our secretary at: Franklin BSP Realty Trust, Inc., 1345 Avenue of the Americas, Suite 32A, New York, New York 10105, Attention: Micah Goodman, Secretary. A waiver of the Code of Ethics for our Chief Executive Officer may be made only by the Board of Directors or the appropriate committee of the Board and will be promptly disclosed to the extent required by law. A waiver of the Code of Ethics for all other person may be made only by our Chief Executive Officer and shall be discussed with the Board or a committee of the Board as appropriate.
Item 11. Executive Compensation.
2021 Executive Officer Compensation
We currently have no employees. Our Advisor, through its employees, performs our day-to-day management functions. Our current non-employee executive officers, Richard J. Byrne and Jerome S. Baglien, are each employees of our Advisor and in 2021 did not receive any compensation directly from the Company for the performance of their duties as executive officers of the Company. As a result of our not paying any compensation directly to our executive officers in 2021, we have not included in this Annual Report on Form 10-K a “Compensation Discussion and Analysis” section or a report of the Compensation Committee.
Director Compensation
The following table sets forth information regarding compensation of our independent directors during the fiscal year ended December 31, 2021. Mr. Byrne received no additional compensation for serving as a director.

Name	Fees Paid in Cash*	Stock Awards	Total
Elizabeth K. Tuppeny	$190,000	$50,000	$240,000
Buford H. Ortale	$190,000	$50,000	$240,000
Peter J. McDonough	$190,000	$50,000	$240,000
Jamie Handwerker	$190,000	$50,000	$240,000
Pat Augustine**	$22,120	$—	$22,120
Michelle P. Goolsby**	$22,120	$—	$22,120
Gary Keiser**	$22,120	$—	$22,120
________________________
* Includes a special, one-time supplemental director fee of $50,000 to Ms. Tuppeny, Mr. Ortale, Mr. McDonough and Ms. Handwerker in recognition of the significant incremental work required of the Board and its committees during the Company’s merger with Capstead and the listing of the Company’s common stock on the NYSE.
** Messrs, Augustine, Keiser and Ms. Goolsby joined the Board in October 2021, and received an annual cash retainer prorated for the amount of time they served on the Board during 2021.
We currently pay to each of our independent directors the fees described in the table below. All directors also receive reimbursement of reasonable out of pocket expenses incurred in connection with attendance at meetings of our Board of Directors. If a director also is our employee or an employee of our Advisor or any of its affiliates, or is otherwise not independent, we do not pay compensation for services rendered as a director.

Name	Fees Earned or Paid in Cash ($)	Restricted Shares
Independent Directors	A yearly retainer of $110,000 for each independent director; $20,000 for the Lead Independent Director and the chairs of the Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee; and $5,000 for each member of a committee who is not serving as a chair.
On the date of the annual meeting of stockholders, each independent director receives an annual grant of $50,000 in restricted shares of Common Stock based on the lower of the most recent GAAP book value or net asset value per share. The restricted shares vest on the anniversary of the grant date.

Now that the Company's common stock is listed on the NYSE, commencing in 2022, the annual grant will be valued on the basis of the closing price of our common stock on the date of grant.

Equity Compensation Plan Information
The following table provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise of Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	—	—	9,443,936
Total	—	—	9,443,936
________________________
(1) The number of securities remaining available for future issuance consists of an aggregate of 3,943,936 shares issuable under our employee and director incentive restricted share plan (“RSP”) and 5,500,000 shares issuable under the Franklin BSP Realty Trust, Inc. 2021 Equity Incentive Plan. Each of our equity compensation plans were adopted and approved by our Board of Directors prior to the listing of our common stock on the NYSE. The RSP will expire on February 7, 2023.
Compensation Committee Interlocks and Insider Participation
The Board of Directors has a standing Compensation Committee, which is currently comprised of Ms. Handwerker, Mr. Augustine, Mr. McDonough, Mr. Ortale and Ms. Tuppeny, with Ms. Handwerker serving as the committee’s chairperson. All Compensation Committee members meet the independence criteria set forth in the listing standards of the NYSE. No current or former employee of the Company serves on the Compensation Committee. The Committee members have no interlocking relationships as defined by the SEC.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our Common Stock and our Series F Preferred Stock, including shares which may be acquired by such persons within 60 days, by:
•each of our executive officers and directors; and
•all of our executive officers and directors as a group.

The percentage ownership set forth below is based on 43,957,363 shares of Common Stock and 39,733,299 shares of Series F Preferred Stock outstanding as of February 17, 2022. Each share of Series F Preferred Stock votes on an as-converted basis with the Common Stock, voting as a single class. Each share of Series F Preferred Stock will automatically convert into one share of Common Stock on April 19, 2022.

Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned	Percent of Class	Number of Shares of Series F Preferred Stock Beneficially Owned	Percent of Class
Pat Augustine	7,653 (2)	*	—	—
Jerome S. Baglien	283	*	2,506	*
Richard J. Byrne	13,330	*	117,770
Michelle P. Goolsby	26,305 (2)	*	—	—
Jamie Handwerker	4,399 (3)	*	14,430	*
Gary Keiser	33,187 (2)	*	—	—
Peter J. McDonough	4,399 (3)	*	14,429	*
Buford H. Ortale	4,398 (3)	*	14,416	*
Elizabeth K. Tuppeny	4,650 (3)	*	16,684	*
All directors and executive officers as a group (9 persons)	98,604 (4)	*	180,235	*
________________________
* Less than 1%.
(1) The business address of each individual or entity listed in the table 1345 Avenue of the Americas, Suite 32A, New York, New York 10105.
(2) Includes 2,403 unvested restricted shares scheduled to vest on June 3, 2022.
(3) Includes 2,796 unvested restricted shares scheduled to vest on June 3, 2022.
(4) Includes 18,393 unvested restricted shares scheduled to vest on June 3, 2022.
The following table sets forth information regarding the beneficial ownership of our Common Stock and our Series C Preferred Stock, Series D Preferred Stock and Series F Preferred Stock (such preferred stock collectively, the “Voting Preferred Stock”), which votes as a single class with Common Stock on an as-converted basis, in each case including shares which may be acquired by such persons within 60 days, by each person known by us to be the beneficial owner of more than 5% of the outstanding shares of Common Stock or any class of the Voting Preferred Stock.

Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Class	Number of Shares of Series C Preferred Stock Beneficially Owned	Percent of Class	Number of Shares of Series D Preferred Stock Beneficially Owned	Percent of Class	Number of Shares of Series F Preferred Stock Beneficially Owned	Percent of Class
BlackRock, Inc. (1)	7,002,427	15.9%	—	—	—	—	—	—
The Vanguard Group (2)	3,588,587	8.2%
Security Benefit Life Insurance Company (3)	—	—	—	—	17,950	100.0%	—	—
Penn Mutual Life Insurance Company (4)	—	*	1,000	71.5%	—	—	—	—
Vesta Global Stability Fund LP (5)	—	—	400	28.5%	—	—	—	—
Howard University Endowment Fund (6)	—	*	—	—	—	—	2,179,465	5.5%
________________________

* Less than 1%.
(1) This information is based on a Schedule 13G/A filed with the SEC on January 27, 2022, by BlackRock, Inc. (“Blackrock”). Blackrock reported that it has sole voting power with respect to 6,965,313 shares, shared voting power with respect to 0 shares, sole dispositive power with respect to 7,002,427 shares and shared dispositive power with respect to 0 shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.
(2) This information is based on a Schedule 13G filed with the SEC on February 9, 2022 by The Vanguard Group (“Vanguard”). Vanguard reported that it has sole voting power with respect to 0 shares, shared voting power with respect to 28,577 shares, sole dispositive power with respect to 3,527,307 shares and shared dispositive power with respect to 61,280 shares. The address of Vanguard is 100 Vanguard Blvd. Malvern, PA 19355.
(3) The business address of Security Benefit Life Insurance Company is One SW Security Benefit Place, Topeka, KS 66636.
(4) The business address of Penn Mutual Life Insurance Company is 600 Dresher Road, Suite 100, Horsham, PA 19044.
(5) The business address of Vesta Global Stability Fund LP is 330 5th Ave SW, Suite 640, Calgary, AB T2P 0L4, Canada.
(6) The business address of Howard University Endowment Fund is 2244 10th St NW Suite 302, Washington DC 20001-4012.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Certain Relationships and Related Transactions
Executive Officers
Richard J. Byrne our Chief Executive Officer and President, is the president of our Advisor. Jerome S. Baglien, our Chief Financial Officer, Chief Operating Officer and Treasurer, is the chief financial officer and chief operating officer of the Advisor’s commercial real estate group. Our Advisor is an affiliate of Franklin Templeton.
Advisor
The Advisor manages our day to day operations pursuant to the Amended and Restated Advisory Agreement, dated January 19, 2018, as amended August 18, 2021 (the “Advisory Agreement”). Our Advisor is responsible for identifying, originating, acquiring and asset managing investments on our behalf. Under the Advisory Agreement, the Advisor is entitled to an asset management fee equal to one and one-half percent (1.5%) of Equity (as defined in the Advisory Agreement) and an annual subordinated performance fee equal to fifteen percent (15%) of the Total Return (as defined in the Advisory Agreement) over a six percent (6%) per annum hurdle, subject to certain limitations. The Company or the Operating Partnership continues to pay directly or reimburse the Advisor for all the expenses paid or actually incurred by the Advisor in connection with the services it provides to the Company and the Operating Partnership pursuant to the Advisory Agreement, subject to certain limitations.
For the year ended December 31, 2021, pursuant to the terms of the Amended Advisory Agreement, the Company paid total asset management fees of $28.1 million, acquisition expenses of approximately $1.2 million, reimbursements for administrative expenses and personnel costs of approximately $7.7 million, and other related party expenses, primarily related to reimbursable costs incurred for the increase in loan origination activities, of approximately $0.4 million.
Indemnification Agreements
We have entered into an indemnification agreement with each of our directors and officers providing for indemnification of such directors and officers consistent with the provisions of our Charter. No amounts have been paid by us pursuant to these indemnification agreements.
Certain Conflict Resolution Procedures
Every transaction that we enter into with our Advisor or its affiliates will be subject to an inherent conflict of interest. Our Board of Directors may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and our Advisor or any of its affiliates.
In order to reduce or eliminate certain potential conflicts of interest, our Nominating and Corporate Governance Committee charter contains a number of requirements, including that:
• the committee shall review and evaluate the terms and conditions of, and determine the advisability of, any related party transaction;
• unless the Board appoints a special committee of independent directors to negotiate any related party transaction, the committee shall negotiate the terms and conditions of any related party transaction, and if the committee deems appropriate, but subject to the limitations of applicable law, shall recommend to the Board the execution and delivery of documents in connection with any related party transaction on behalf of the Company;
• the committee shall determine whether any related party transaction is fair to, and in the best interest of the Company;
• the committee shall recommend to the Board what action, if any should be taken by the Board with respect to any related party transaction pursuant to the Company’s Charter;

• the committee shall review, evaluate and approve of any potential conflicts brought to its attention and shall report the results of its consideration of any such conflict to the Board; and
• the committee shall review, on a quarterly basis, the services provided by the Advisor, the reasonableness of the Advisor’s or its affiliates’ fees and expenses, the reasonableness of the Company’s expenses and the allocation of expenses among the Company and its affiliates and among accounting categories, and report its findings to the Board.
These responsibilities have also been codified in the Related Party Transactions Policy adopted by our Nominating and Corporate Governance Committee. Pursuant to the Related Party Transactions Policy, all related party transactions (as defined by Item 404(a) of Regulation S-K) must be approved by either the Nominating and Corporate Governance Committee or a majority of the disinterested members of the Board. As a general rule, any director who has a direct or indirect material interest in such related party transaction should not participate in the Nominating and Corporate Governance Committee or Board action regarding whether to approve the transaction. Any payment of fees and reimbursements to the Advisor pursuant to and in accordance with the Advisory Agreement are deemed to have been approved in accordance with the Related Party Transactions Policy.
Our independent directors have determined that all our transactions and relationships with our Advisor and their respective affiliates during the year ended December 31, 2021 were fair and were approved in accordance with the applicable Company policies.
Director Independence
Under our Corporate Governance Guidelines and NYSE rules, a majority of our directors must be “independent.” A director is not independent unless the Board affirmatively determines that he or she does not have a “material relationship” with us and the director must meet the bright-line test for independence set forth by the NYSE rules. A relationship with the Advisor or an affiliate thereof (other than service as an independent director or trustee for another company managed by the Advisor) is treated as a relationship with the Company. Our Corporate Governance Guidelines also require all members of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee to be “independent” directors. Based upon its review, the Board has affirmatively determined that each of Messrs. Augustine, Keiser, McDonough and Ortale, and each of Mses. Goolsby, Handwerker and Tuppeny is independent under all applicable criteria for independence set forth in the listing standards of the NYSE, including with respect to committee service. In making its independence determinations, the Board considered and reviewed all information known to it, including information identified through directors’ questionnaires. There are no familial relationships between any of our directors and executive officers.
Item 14. Principal Accounting Fees and Services.
The Audit Committee of the Board of Directors has selected and appointed Ernst and Young LLP (“EY”) as our independent registered public accounting firm to audit our consolidated financial statements for the year ending December 31, 2022. EY has been our independent registered accounting firm since 2017.
The following table shows the fees billed by EY for the years ended December 31, 2021 and December 31, 2020 for each of the following categories of services:

	2021	2020
Audit Fees (1)	$2,435,000	$1,357,600
Audit-Related Fees (2)	911,901	20,000
Tax Fees (3)	713,762	408,328
Total	$4,060,663	$1,785,928
________________________
(1) Audit fees relate to audits of the Company’s annual consolidated financial statements and reviews of the Company’s quarterly consolidated financial statements, comfort letters, and consents related to SEC registration statements.
(2) Audit-Related fees relate to assurance and related services that are traditionally performed by the independent registered public accounting firm and includes due diligence and debt compliance reporting.
(3) Tax fees primarily relate to preparation of tax returns, assistance with federal and state income tax filing calendar, compliance services, tax planning and modeling services, assistance with tax audits, tax advice related to mergers, and routine on-call tax services concerning issues, as requested by the Company, when such projects are not covered by a separate agreement and do not involve any significant tax planning or projects.
Pre-Approval Policies and Procedures
In accordance with our Audit Committee’s Audit and Non-Audit Services Pre-Approval Policy, all audit and non-audit services performed for us by our independent registered public accounting firm were pre-approved by the Audit Committee of our board of directors, which concluded that the provision of such services by EY was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

The Audit and Non-Audit Services Pre-Approval Policy provides for categorical pre-approval of specified audit and permissible non-audit services. Services to be provided by the independent registered public accounting firm that are not within the category of pre-approved services must be approved by the Audit Committee prior to engagement, regardless of the service being requested or the dollar amount involved.
The Audit Committee must provide separate pre-approval of engagements for the performance of audit and non-audit services if (i) the type of service to be provided by the independent auditor has not received pre-approval as specifically set forth in the Audit and Non-Audit Services Pre-Approval Policy or (ii) the performance of such service would cause the aggregate annual fee, as applicable, to exceed the maximum fee level established for such type of service by the Audit Committee; provided that the Audit Committee determines that the provision of such services will not impair the auditors’ independence.
The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate to management its responsibilities to pre-approve services to be performed by the independent registered public accounting firm.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
    See the Index to Consolidated Financial Statements on page F-1 of this report.
(b)    Exhibits
    See the Index to Exhibit below.
Item 16. Form 10-K Summary.
None.
INDEX TO EXHIBITS
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of July 25, 2021, by and among Benefit Street Partners Realty Trust, Inc., Rodeo Sub I, LLC, Capstead Mortgage Corporation and Benefit Street Partners L.L.C. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 26, 2021).

2.2
First Amendment to Agreement and Plan of Merger, dated September 22, 2021, by and among Benefit Street Partners Realty Trust, Inc., Rodeo Sub I, LLC, Capstead Mortgage Corporation and Benefit Street Partners L.L.C. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on September 22, 2021).

3.1
Articles of Amendment and Restatement, effective March 10, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021).

3.2
Articles of Amendment to the Articles of Amendment and Restatement of Benefit Street Partners Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 8, 2021).

3.3
Articles Supplementary dated October 18, 2019, relating to Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2019).

3.4
Articles Supplementary dated March 17, 2021, relating to Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2021).

3.5
Articles Supplementary of Franklin BSP Realty Trust, Inc., effective October 19, 2021, relating to Series E Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 21, 2021).

3.6
Articles Supplementary of Franklin BSP Realty Trust, Inc., effective October 12, 2021, relating to Series F Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 8, 2021).

3.7	Amended and Restated Bylaws of Franklin BSP Realty Trust, Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on October 8, 2021).
4.1
Amended and Restated Agreement of Limited Partnership of Benefit Street Partners Realty Operating Partnership, L.P., dated as of December 31, 2014 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 6, 2015).

4.2
Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Benefit Street Partners Realty Operating Partnership, L.P., dated as of February 9, 2017 (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 29, 2017).

4.3*	Description of Securities of the Registrant
10.1†
Amended and Restated Employee and Director Incentive Restricted Share Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 29, 2017).

10.2†
Form of Director Restricted Share Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 29, 2017).

10.3
Uncommitted Master Repurchase Agreement, dated as of June 18, 2014, between the Company JPM Loan, LLC and JPMorgan Chase Bank, National Association. (incorporated by reference to Exhibit 10.9 to the Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 7 to our Registration Statement on Form S-11 filed with the SEC on July 11, 2014).

10.4
Amendment No.1 to Master Repurchase Agreement, dated as of June 24, 2015, by and between the Company, JPM Loan, LLC and JP Morgan Chase Bank, National Association (incorporated by reference to Exhibit 10.11 to the Pre-Effective Amendment No.1 to Post-Effective Amendment No.12 to our Registration Statement on Form S-11 filed with the SEC on July 8, 2015).

10.5
Amendment No. 2 to Master Repurchase Agreement, dated as of September 28, 2015, between the Company, JPM Loan, LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.12 to the Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 13 filed with the SEC on October 8, 2015).

10.6
Amendment No. 3 to Master Repurchase Agreement, dated as of December 30, 2015, between the Company, JPM Loan, LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 11, 2016).

10.7
Amendment No. 4 to Master Repurchase Agreement, dated as of October 5, 2016, between the Company, JPM Loan, LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 12, 2016).

10.8
Guarantee Agreement, dated as of June 18, 2014, between the Company and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 8 to our Registration Statement on Form S-11 filed with the SEC on October 8, 2014).

10.9
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 14, 2016).

10.10
Amended and Restated Uncommitted Master Repurchase Agreement, dated as of June 12, 2017, by and between BSPRT JPM Loan, LLC and JP Morgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the SEC on August 23, 2017).

10.11
Amendment No. 5 to Amended and Restated Uncommitted Master Repurchase Agreement, dated as of October 6, 2020, by and between BSPRT JPM Loan, LLC and JP Morgan Chase Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021).

10.12	Amended and Restated Guarantee Agreement, dated as of June 12, 2017, by and between the Company and JPMorgan Chase Bank, National Association.
10.13
Master Repurchase and Securities Contract, dated as of June 15, 2017, between BSPRT USB Loan, LLC and U.S. Bank National Association (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the SEC on August 23, 2017).

10.14
Payment Guaranty, dated as of June 15, 2017, by and between the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the SEC on August 23, 2017.

10.15
Master Repurchase Agreement, dated as of August 31, 2017, by and among Column Financial, Inc., Credit Suisse AG, Alpine Securitization Ltd., the Company and BSPRT Finance Sub-Lender I, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2017).

10.16
Guaranty, dated as of August 31, 2017, by and between the Company and Column Financial, Inc (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 7, 2017).

10.17
Credit Agreement, dated as of September 19, 2017, by and among the Company, BSPRT BB Loan, LLC, BSPRT Finance Sub-Lender II, L.L.C., Barclays Bank PLC, as sole lead arranger and bookrunner, Barclays Bank PLC, as administrative agent, and the lenders from time to time partiers thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 25, 2017)..

10.18
Guarantee and Collateral Agreement, dated as of September 19, 2017, by and among the Company, BSPRT BB Loan, LLC, BSPRT Finance Sub-Lender II, L.L.C. and Barclays Bank PLC, as administrative agent for the secured parties (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 25, 2017).

10.19
Indenture, dated as of November 29, 2017, by and among BSPRT 2017-FL2 Issuer, Ltd., as issuer, BSPRT 2017-FL2 Co-Issuer, LLC, as co-issuer, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator and custodian (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 5, 2017).

10.20
Amended and Restated Advisory Agreement, dated as of January 19, 2018, by and among Benefit Street Partners Realty Trust, Benefit Street Partners Realty Operating Partnership, L.P. and Benefit Street Partners, L.L.C (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2018).

10.21
.Indenture, dated as of October 12, 2018, by and among BSPRT 2018-FL4 Issuer, Ltd., BSPRT 2018-FL4 Co-Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator and custodian (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on November 9, 2018).

10.22
Master Repurchase and Securities Contract, dated November 21, 2018, among the Company, BSPRT WFB LOAN, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 29, 2019).

10.23
Guarantee Agreement, dated November 21, 2018, between the Company and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 29, 2019).

10.24
Master Repurchase and Securities Contract, dated March 15, 2019, among the Company, BSPRT BB FLOAT, LLC, BSPRT BB Fixed, LLC and BARCLAYS BANK PLC (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 29, 2019).

10.25
Guarantee Agreement, dated March 15, 2019, between the Company and BARCLAYS BANK PLC (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 29, 2019).

10.26
Indenture, dated as of May 30, 2019, by and among BSPRT 2010-FL5 Issuer, Ltd., BSPRT 2019-FL5 Co-Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator and custodian (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2019).

10.27
Loan and Security Agreement, dated February 11, 2020 and as amended by Agreement of Amendment dated March 26, 2020, among BSPRT OP SUB I, LLC, Benefit Street Partners Realty Trust, Inc., Benefit Street Partners Realty Trust LP, LLC, Benefit Street Partners Realty Operating Partnership, L.P., and Security Benefit Life Insurance Company and the other lenders from time to time parties thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 15, 2020).

10.28
Loan and Security Agreement, dated as of February 11, 2020, as amended by that certain Agreement of Amendment No. 1, dated March 26, 2020 and that certain Consent and Amendment No. 2 to Loan and Security Agreement, dated as of July 14, 2020, among BSPRT OP Sub I, LLC, Benefit Street Partners Realty Trust, Inc., Benefit Street Partners Realty Trust LP, LLC, and Benefit Street Partners Realty Operating Partnership, L.P. and Security Benefit Life Insurance Company and the other lenders from time to time parties thereto, and Cortland Capital Market Services LLC, as administrative agent (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021).

10.29
Purchase and Exchange Agreement, dated March 15, 2021, by and between Benefit Street Partners Realty Trust, Inc. and Security Benefit Life Insurance Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2021).

10.30
Indenture, dated as of March 25, 2021, by and among BSPRT 2021-FL6 Issuer, Ltd., BSPRT 2021-FL6 Co-Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator and custodian (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2021).

10.31
Amendment No. 1 to Amended and Restated Advisory Agreement, dated August 18, 2021, by and among Benefit Street Partners Realty Trust, Inc., Benefit Street Partners Realty Operating Partnership, L.P. and Benefit Street Partners L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2021).

10.32
Third Amendment to Credit Agreement, dated as of September 8, 2021, among the Company, BSPRT BB Loan, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on November 10, 2021).

10.33†	Franklin BSP Realty Trust, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on November 12, 2021).
10.34*	First Amendment to Fee Letter and Second Amendment to Master Repurchase Agreement, dated November 23, 2021, by and among BSPRT BB FLOAT, LLC, and BSPRT BB FIXED, LLC, and Barclays Bank PLC.
10.35*	Second Amendment to Fee Letter and Third Amendment to Master Repurchase Agreement, dated December 3, 2021, by and among BSPRT BB FLOAT, LLC, BSPRT BB FIXED, LLC, and Barclays Bank PLC.
10.36
Indenture, dated as of December 21, 2021, by and among BSPRT 2021-FL7 Issuer, Ltd., BSPRT 2021-FL7 Co-Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator and custodian (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2021.

10.37*	Fourth Amendment to Credit Agreement, dated December 1, 2021, among BSPRT BB LOAN, LLC, BSPRT FINANCE SUB-LENDER II, LLC, FRANKLIN BSP REALTY TRUST, INC., and Barclays Bank PLC.
10.38*
Amendment No. 10 To Pricing Side Letter, dated as of November 3, 2021, among Column Financial, Inc., Credit Suisse AG, Alpine Securitization LTD, BSPRT FINANCE SUB-LENDER I, LLC, BSPRT CS LOAN, LLC, and Franklin BSP Realty Trust, Inc.

10.39*	First Amendment to Guarantee Agreement, entered into as of September 30, 2021, by Benefit Street Partners Realty Trust, Inc., and Wells Fargo Bank, National Association.
10.40*	Master Repurchase and Securities Contract, dated as of October 18, 2021 between BSPRT WF Loan, LLC and Wells Fargo Bank National Association.
10.41*	Amendment No. 2 to Master Repurchase and Securities Contract, dated as of November 19, 2021, between BSPRT WFB Loan, LLC and Wells Fargo Bank, National Association.
10.42*	Amendment No. 1 to Amended and Restated Guarantee Agreement, entered into as of September 29, 2021 between Benefit Street Partners Realty Trust, Inc., and JPMorgan Chase Bank, National Association.
10.43*	Amendment No. 7 to Amended and Restated Uncommitted Master Repurchase Agreement, entered into as of September 29, 2021 between BSPRT JPM Loan, LLC, and JPMorgan Chase Bank, National Association.
10.44*	Amendment No. 8 to Amended and Restated Uncommitted Master Repurchase Agreement, entered into as of October 20, 2021 between BSPRT JPM Loan, LLC, and JPMorgan Chase Bank, National Association.
10.45*†	Form of Restricted Share Unit Award Agreement pursuant to the Franklin BSP Realty Trust, Inc. 2021 Equity Incentive Plan.
21*	Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young LLP
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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Benefit Street Partners Realty Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________________________________
* Filed herewith.
† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin BSP Realty Trust, Inc.
Date: February 25, 2022	By	/s/ Richard J. Byrne
Richard J. Byrne
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Richard J. Byrne	Chairman, Chief Executive Officer and President	February 25, 2022
Richard J. Byrne	(Principal Executive Officer)

/s/ Jerome S. Baglien	Chief Financial Officer, Chief Operating Officer and Treasurer (Principal Financial and Accounting Officer)	February 25, 2022
Jerome S. Baglien

/s/ Elizabeth K. Tuppeny	Lead Independent Director	February 25, 2022
Elizabeth K. Tuppeny

/s/ Pat Augustine	Director	February 25, 2022
Pat Augustine

/s/ Michelle Goolsby	Director	February 25, 2022
Michelle Goolsby

/s/ Jamie Handwerker	Director	February 25, 2022
Jamie Handwerker

/s/ Gary Keiser	Director	February 25, 2022
Gary Keiser

/s/ Peter McDonough	Director	February 25, 2022
Peter McDonough

/s/ Buford Ortale	Director	February 25, 2022
Buford Ortale

FRANKLIN BSP REALTY TRUST, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Franklin BSP Realty Trust, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin BSP Realty Trust, Inc. (formerly Benefit Street Partners Realty Trust, Inc.) (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule IV (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Adoption of new accounting standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for credit losses in 2020. As explained below, auditing the Company’s allowance for credit losses – commercial mortgage loans held for investment was a critical audit matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for credit losses – Commercial mortgage loans held-for-investment

Description of the Matter
Allowance for credit losses– Commercial mortgage loans held-for-investment totaled $15.8 million as of December 31, 2021. As disclosed in Note 2 to the consolidated financial statements, the allowance for credit losses for the Commercial mortgage loans held-for-investment carried at amortized cost, represents a lifetime estimate of expected credit losses. The allowance for credit losses is established for current expected credit losses on the Company’s loan portfolio by utilizing expected loss models. When determining expected losses, the Company uses an economic scenario over a reasonable and supportable forecast period and then fully reverts to historical loss experience to estimate losses over the remaining asset lives. The modeled results are then evaluated to determine if adjustments are needed for certain qualitative factors.

Auditing the Allowance for credit losses– Commercial mortgage loans held-for-investment was complex due to the use of intricate expected loss models and the highly judgmental nature of the economic scenario and qualitative factors.

How We Addressed the Matter in Our Audit
With the support of specialists, we assessed the economic scenario by, among other procedures, evaluating management’s methodology and agreeing a sample of key economic variables used to external sources. We also performed and considered the results of various sensitivity analyses and analytical procedures, including comparison of a sample of the key economic variables to alternative external sources, historical statistics and peer real estate investment trust information. With respect to expected loss models, with the support of specialists, we evaluated model calculation design and re-performed the calculation for the models. We also tested the appropriateness of a sample of key inputs and assumptions used in these models by agreeing significant inputs and underlying data to internal and external sources, as well as recalculating when required. We evaluated the overall allowance amount, including model estimates, qualitative factors, and whether the recorded allowance for credit losses appropriately reflects expected credit losses on the loan portfolio. We reviewed historical loss statistics, peer real estate investment trust information, subsequent events and transactions and considered whether they corroborate or contradict the Company’s measurement of the allowance for credit losses.

Accounting for the Company’s acquisition of Capstead Mortgage Corporation and subsequent impairment of certain acquired assets

Description of the Matter
On October 19, 2021, the Company completed its merger with Capstead Mortgage Corporation (”CMO”). As disclosed in Note 18 to the consolidated financial statements, the transaction was accounted for as an asset acquisition based on the Company’s qualitative evaluation that substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets. Accordingly, the acquired net assets were fair valued and the Company determined that the consideration paid exceeded the fair value of the net assets acquired resulting in a premium. The premium paid by the Company was allocated to the basis of qualifying assets acquired by the Company. The qualifying assets were subsequently tested for recoverability and determined to be impaired at December 31, 2021 resulting in the recognition of impairment expense by the Company.

Auditing the Company's accounting for its asset acquisition was complex due to the qualitative factors considered by the Company in determining that substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets and the determination that no material intangible assets were acquired. Further, the determination of the appropriate grouping of acquired long-lived assets for the subsequent impairment review required a significant amount of judgment. Auditing the fair value of the net assets acquired, the allocation of the premium to qualifying assets, and the determination of the grouping of long-lived assets for the subsequent impairment review related to certain acquired long-lived assets was complex.

How We Addressed the Matter in Our Audit
To test the Company’s accounting for its acquisition of CMO, we performed audit procedures that included, among others, inspecting minutes of board of directors’ meetings, executed transaction agreements, and transfer agent documentation to test the authorization and execution of the transaction and the consideration paid. We evaluated management’s determination that substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets and the determination that no material intangible assets were acquired. Additionally, we evaluated the Company’s measurement of the acquired assets, at fair value, at the acquisition date, the allocation of the related purchase premium to qualifying assets and the determination of the grouping of the acquired assets for purposes of the subsequent impairment review of certain acquired long-lived assets.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York
February 25, 2022

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$154,929	$82,071
Restricted cash	13,270	10,070
Commercial mortgage loans, held for investment, net of allowance of $15,827 and $20,886 as of December 31, 2021 and December 31, 2020, respectively	4,211,061	2,693,848
Commercial mortgage loans, held for sale, measured at fair value	34,718	67,649
Real estate securities, trading, measured at fair value	4,566,871	—
Real estate securities, available for sale, measured at fair value, amortized cost of $— and $179,392 as of December 31, 2021 and December 31, 2020, respectively	—	171,136
Derivative instruments, measured at fair value	436	25
Other real estate investments, measured at fair value	2,074	2,522
Receivable for loan repayment (1)	252,351	98,551
Accrued interest receivable	30,109	15,295
Prepaid expenses and other assets	13,595	8,538
Intangible lease asset, net of amortization	48,472	13,546
Real estate owned, net of depreciation	90,048	26,510
Cash collateral receivable from derivative counterparties	56,767	—
Total assets	$9,474,701	$3,189,761
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$2,162,190	$1,625,498
Repurchase agreements - commercial mortgage loans	1,019,600	276,340
Repurchase agreements - real estate securities	4,178,784	186,828
Mortgage note payable	23,998	29,167
Other financing and loan participation - commercial mortgage loans	37,903	31,379
Unsecured debt	148,594	—
Derivative instruments, measured at fair value	32,295	403
Interest payable	2,692	2,110
Distributions payable	30,346	15,688
Accounts payable and accrued expenses	12,705	5,125
Due to affiliates	17,538	9,525
Total liabilities	$7,666,645	$2,182,063
Redeemable convertible preferred stock Series A, $0.01 par value, 60,000 authorized and none issued or outstanding as of December 31, 2021 and 40,515 issued and outstanding as of December 31, 2020	$—	$202,292
Redeemable convertible preferred stock Series C, $0.01 par value, 20,000 authorized and 1,400 issued and outstanding as of December 31, 2021 and December 31, 2020	6,971	6,962
Redeemable convertible preferred stock Series D, $0.01 par value, 20,000 authorized and 17,950 issued and outstanding as of December 31, 2021 and none issued or outstanding as of December 31, 2020	89,684	—
Equity:
Preferred stock, $0.01 par value, 10,000,000 authorized, none issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 7.5% Cumulative Redeemable Preferred Stock, Series E, 10,329,039 shares issued and outstanding as of December 31, 2021 and none issued or outstanding as of December 31, 2020	258,742	—
Series F Preferred stock, $0.01 par value, 40,000,000 authorized and 39,733,299 issued and outstanding as of December 31, 2021 and none issued or outstanding as of December 31, 2020	710,431	—
Common stock, $0.01 par value, 900,000,000 shares authorized, 43,965,928 and 44,510,051 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	441	446
Additional paid-in capital	903,264	912,725
Accumulated other comprehensive income (loss)	(62)	(8,256)
Accumulated deficit	(167,179)	(106,471)
Total stockholders' equity	$1,705,637	$798,444
Non-controlling interest	$5,764	$—
Total equity	$1,711,401	$798,444
Total liabilities, redeemable convertible preferred stock and equity	$9,474,701	$3,189,761
___________________

(1) Includes $187.0 million and $98.6 million of cash held by the servicer related to CLO loan payoffs as of December 31, 2021 and December 31, 2020, as well as $65.3 million of RMBS principal paydowns receivable as of December 31, 2021.
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Interest Income:
Interest income	$216,890	$179,872	$195,299
Less: Interest expense	60,835	66,556	90,418
Net interest income	156,055	113,316	104,881
Revenue from real estate owned	4,759	4,299	3,169
Total Income	$160,814	$117,615	$108,050
Expenses:
Asset management and subordinated performance fee	28,110	15,178	16,226
Acquisition expenses	1,203	696	900
Administrative services expenses	7,658	13,120	16,363
Impairment of acquired assets	88,282	—	—
Professional fees	11,650	10,964	11,631
Real estate owned operating expenses	—	3,653	2,802
Depreciation and amortization	2,107	2,233	507
Other expenses	3,946	3,312	3,771
Total expenses	$142,956	$49,156	$52,200
Other (income)/loss:
Provision/(benefit) for credit losses	(5,192)	13,296	3,007
Impairment losses on real estate owned assets	—	398	—
Realized (gain)/loss on extinguishment of debt	—	(3,678)	—
Realized (gain)/loss on sale of real estate securities	1,376	10,137	0
Realized (gain)/loss on sale of commercial mortgage loans, held for sale	(26)	(184)	25
Realized (gain)/loss on sale of real estate owned assets, held for sale	(9,809)	(1,851)	—
Realized (gain)/loss on sale of commercial mortgage loans, held for sale, measured at fair value	(24,208)	(15,931)	(37,832)
Unrealized (gain)/loss on commercial mortgage loans, held for sale, measured at fair value	(469)	75	(312)
Unrealized (gain)/loss on other real estate investments, measured at fair value	19	32	(47)
Trading (gain)/loss	34,752	—	—
Unrealized (gain)/loss on derivatives	(7,402)	995	(1,722)
Realized (gain)/loss on derivatives	(484)	12,486	4,324
Total other (income)/loss	$(11,443)	$15,775	$(32,557)
Income before taxes	29,301	52,684	88,407
Provision/(benefit) for income tax	3,599	(2,062)	$4,483
Net income	$25,702	$54,746	$83,924
Net income/(loss) applicable to common stock	$(7,885)	$39,826	$66,914

Basic net income per share	$(0.18)	$0.90	$1.60
Diluted net income per share	$(0.18)	$0.90	$1.60
Basic weighted average shares outstanding	43,419,209	44,384,813	41,859,142
Diluted weighted average shares outstanding	43,434,731	44,398,879	41,871,646
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$25,702	$54,746	$83,924

Unrealized gain/(loss) on available for sale securities	8,256	(7,278)	(978)
Amounts related to cash flow hedges:
Change in net unrealized gain or loss	(852)	—	—
Reclassification adjustment for amounts included in net income/(loss)	790	—	—
	$8,194	$(7,278)	$(978)
Comprehensive income attributable to Franklin BSP Realty Trust, Inc.	$33,896	$47,468	$82,946

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Preferred E	Preferred F	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2018	39,303,710	$395	$827,558	$(459)	$(94,266)	$—	$—	$733,228	$—	$733,228
Issuance of common stock	4,601,904	46	76,846	—	—	—	—	76,892	—	76,892
Common stock repurchases	(741,853)	(7)	(13,806)	—	—	—	—	(13,813)	—	(13,813)
Common stock issued through distribution reinvestment plan	746,654	7	13,903	—	—	—	—	13,910	—	13,910
Share-based compensation	6,400	—	156	—	—	—	—	156	—	156
Offering costs	—	—	(1,347)	—	—	—	—	(1,347)	—	(1,347)
Net income	—	—	—	—	83,924	—	—	83,924	—	83,924
Distributions declared	—	—	—	—	(75,626)	—	—	(75,626)	—	(75,626)
Other comprehensive income	—	—	—	(519)	—	—	—	(519)	—	(519)
Balance, December 31, 2019	43,916,815	$441	$903,310	$(978)	$(85,968)	$—	$—	$816,805	$—	$816,805
Issuance of common stock	650,034	6	10,880	—	—	—	—	10,886	—	10,886
Common stock repurchases	(579,467)	(6)	(10,253)	—	—	—	—	(10,259)	—	(10,259)
Common stock issued through distribution reinvestment plan	511,899	5	8,809	—	—	—	—	8,814	—	8,814
Share-based compensation	10,770	—	193	—	—	—	—	193	—	193
Offering costs	—	—	(214)	—	—	—	—	(214)	—	(214)
Net income	—	—	—	—	54,746	—	—	54,746	—	54,746
Distributions declared	—	—	—	—	(67,488)	—	—	(67,488)	—	(67,488)
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	(7,761)	—	—	(7,761)	—	(7,761)
Other comprehensive income	—	—	—	(7,278)	—	—	—	(7,278)	—	(7,278)
Balance, December 31, 2020	44,510,051	$446	$912,725	$(8,256)	$(106,471)	$—	$—	$798,444	$—	$798,444
Issuance of preferred stock	—	—	—	—	—	258,742	710,431	969,173	—	969,173
Issuance of common stock	31,887,442	319	579,207	—	—	—	—	579,526	—	579,526
Common stock repurchases	(648,837)	(6)	(11,411)	—	—	—	—	(11,417)	—	(11,417)
Common stock issued through distribution reinvestment plan	289,755	3	5,107	—	—	—	—	5,110	—	5,110
Share-based compensation	11,184	—	211	—	—	—	—	211	—	211
Offering costs	—	—	(68)	—	—	—	—	(68)	—	(68)
Exchanged for series F preferred stock	(39,733,299)	(397)	(710,034)	—	—	—	—	(710,431)	—	(710,431)
Preferred A conversion to common stock	7,649,632	76	127,527	—	—	—	—	127,603		127,603
Net income	—	—	—	—	25,702	—	—	25,702	—	25,702
Distributions declared	—	—	—	—	(86,410)	—	—	(86,410)	—	(86,410)
Other comprehensive income	—	—	—	8,194	—	—	—	8,194	—	8,194
Non-controlling interest	—	—	—	—	—	—	—	—	5,764	5,764
Balance, December 31, 2021	43,965,928	$441	$903,264	$(62)	$(167,179)	$258,742	$710,431	$1,705,637	$5,764	$1,711,401
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$25,702	$54,746	$83,924
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(7,035)	(5,999)	(6,144)
Accretion of deferred commitment fees	(10,139)	(6,410)	(2,754)
Amortization of deferred financing costs	9,203	9,585	9,584
Share-based compensation	211	193	156
Realized (gain)/loss from sale of real estate securities	1,376	10,137	—
Realized (gain)/loss from sale of real estate owned, held for sale	(9,809)	(1,851)	—
Realized (gain)/loss from extinguishment of debt	—	(3,678)	—
Realized (gain)/loss on swap terminations	(616)	—	—
Unrealized (gain)/loss on commercial mortgage loans held for sale	(469)	75	(359)
Unrealized (gain)/losses on derivative instruments	(7,402)	995	(1,722)
Unrealized loss on other real estate securities	19	32	—
Realized and unrealized gain/loss on real estate securities, trading	34,752	—	—
Depreciation and amortization	2,107	2,233	—
Recognition of deferred rent revenue	—	(150)	—
Increase/(decrease) for credit losses	(5,192)	13,296	3,007
Impairment losses on real estate owned assets	—	398	—
Origination of commercial mortgage loans, held for sale	(420,673)	(267,553)	(1,020,702)
Proceeds from sale of commercial mortgage loans, held for sale	454,073	312,206	975,243
Severance and deferred compensation	(22,168)	—	—
Changes in assets and liabilities:
Accrued interest receivable	(4,675)	7,423	(765)
Prepaid expenses and other assets	94,864	(7,079)	(4,020)
Accounts payable and accrued expenses	3,640	(5,837)	6,428
Due to affiliates	8,013	4,736	1,560
Interest payable	715	(2,164)	1,933
Net cash (used in)/provided by operating activities	$146,497	$115,334	$45,369
Cash flows from investing activities:
Cash acquired through merger	$174,083	$—	$—
Origination and purchase of commercial mortgage loans, held for investment	(2,881,852)	(1,281,158)	(1,321,644)
Principal repayments received on commercial mortgage loans, held for investment	1,225,645	1,228,225	756,141
Purchase/repayment of other real estate investments	426	—	(2,511)
Purchase of real estate owned and capital expenditures	(134,052)	(2,824)	(42,018)
Proceeds from sale of real estate owned, held for sale	29,912	22,472	—
Proceeds from sale of commercial mortgage loans, held for sale	52,615	77,164	—
Purchase of real estate securities	—	(148,580)	(369,911)
Principal repayments received on real estate securities		—	—
Proceeds from sale/repayment of real estate securities	2,059,418	346,201	9,369
Principal collateral on mortgage investments	541,313	—	—
Purchase of derivative instruments	1,239	(813)	1,333
Net cash (used in)/provided by investing activities	$1,068,747	$240,687	$(969,241)
Cash flows from financing activities:
Cash consideration paid in merger	$(20,485)	$—	$—

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Proceeds from issuance of common stock	—	10,672	75,545
Proceeds from issuances of convertible preferred stock	15,000	47	63,197
Common stock repurchases	(11,417)	(10,259)	(13,813)
Borrowings under collateralized loan obligation	1,410,173	—	639,899
Repayments of collateralized loan obligation	(869,887)	(182,680)	(343,191)
Borrowings on repurchase agreements - commercial mortgage loans	1,874,694	682,970	1,035,524
Repayments of repurchase agreements - commercial mortgage loans	(1,131,434)	(659,173)	(932,420)
Borrowings on repurchase agreements - real estate securities	13,553,886	2,675,218	1,570,331
Repayments of repurchase agreements - real estate securities	(15,983,193)	(2,882,749)	(1,220,511)
Proceeds from other financing and loan participation - commercial mortgage loans	6,524	31,379	—
Repayments on other financing and loan participation - commercial mortgage loans	—	—	(10,000)
Borrowings on unsecured debt	210,000	—	—
Repayments on unsecured debt	(160,000)	—	—
Borrowing on mortgage note payable	23,940	11,712	29,167
Payments of deferred financing costs	(9,285)	(349)	(4,540)
Cash collateral received on interest rate swaps	11,138	—	—
Proceeds from interest rate swap settlements	9,115	—	—
Distributions paid	(67,955)	(49,790)	(60,613)
Net cash (used in)/provided by financing activities:	$(1,139,186)	$(373,002)	$828,575
Net change in cash, cash equivalents and restricted cash	$76,058	$(16,981)	$(95,297)
Cash, cash equivalents and restricted cash, beginning of period	92,141	109,122	204,419
Cash, cash equivalents and restricted cash, end of period	$168,199	$92,141	$109,122

Supplemental disclosures of cash flow information:
Taxes paid	$140	$4,400	$—
Interest paid	51,050	59,819	78,901
Supplemental disclosures of non-cash flow information:
Common stock issued through distribution reinvestment plan	$5,110	$8,814	$13,903
Commercial mortgage loans transferred from held for investment to held for sale	52,615	76,979	—
Distribution payable	30,346	15,688	6,912
Commercial mortgage loans transferred from held for sale to held for investment	—	—	10,072
Real estate owned received in foreclosure	—	35,411	8,110
Issuances of common stock due to merger	579,526	—	—
Issuances of Series E preferred stock due to merger	258,742	—	—
Unsecured debt assumed due to merger	98,574	—	—
Exchanged for Series F preferred stock	710,431	—	—
Conversion of Preferred A stock to common stock	(127,603)	—	—

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$154,929	$82,071	$87,246
Restricted cash	13,270	10,070	21,876
Cash, cash equivalents and restricted cash, end of period	$168,199	$92,141	$109,122
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Note 1 - Organization and Business Operations
Franklin BSP Realty Trust, Inc., formerly known as Benefit Street Partners Realty Trust, Inc., (the "Company") is a real estate finance company that primarily originates, acquires and manages a diversified portfolio of commercial real estate debt investments secured by properties located within and outside the United States. The Company is a Maryland corporation and has made tax elections to be treated as a real estate investment trust (a "REIT") for U.S. federal income tax purposes since 2013.
The Company believes that it has qualified as a REIT and intends to continue to meet the requirements for qualification and taxation as a REIT. Substantially all of the Company's business is conducted through Benefit Street Partners Realty Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and directly or indirectly holds all of the units of limited partner interests in the OP. In addition, the Company, through one or more subsidiaries which are treated as a taxable REIT subsidiary (a “TRS”), is indirectly subject to U.S. federal, state and local income taxes.
The Company has no employees. Benefit Street Partners L.L.C. serves as the Company's advisor (the "Advisor") pursuant to an advisory agreement, as amended on August 18, 2021 (the "Advisory Agreement"). The Advisor, an investment adviser registered with the SEC, is a credit-focused alternative asset management firm.
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
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans which the Company intends to sell through its TRS into commercial mortgage-backed securities ("CMBS") securitization transactions. Historically this business has focused primarily on CMBS, unsecured REIT debt, collateralized debt obligations ("CDOs") and other securities. As a result of the October 2021 acquisition of Capstead, the Company acquired and continues to hold a significant portfolio of Residential Mortgage Backed Securities (“RMBS”) in the form of the ARM Agency Securities. The Company also owns real estate acquired by the Company through foreclosure and deed in lieu of foreclosure, and purchased for investment, typically subject to triple net leases.
On October 19, 2021, the Company completed a merger with Capstead Mortgage Corporation (“Capstead”) pursuant to which Capstead merged into a wholly-owned subsidiary of the Company, and the Company’s common stock commenced trading on the NYSE under the ticker “FBRT”. The Capstead assets acquired in the merger consist primarily of cash and residential adjustable-rate mortgage pass-through securities ("ARM Agency Securities") issued and guaranteed by government-sponsored enterprises or by an agency of the federal government. The Company intends to reinvest the cash and proceeds from dividends, interest, repayments and sales of the assets acquired in the merger into its own investment strategies. Refer to Note 18 - Merger with Capstead for additional information.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
Commercial Mortgage Loans
Held for Investment - Commercial mortgage loans that are held for investment purposes and are anticipated to be held until maturity, are carried at cost, net of unamortized acquisition expenses, discounts or premiums and unfunded commitments. Commercial mortgage loans, held for investment purposes, are carried at amortized cost less a specific allowance for credit losses. Interest income is recorded on the accrual basis and related discounts, premiums and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization or accretion is reflected as an adjustment to interest income in the Company’s consolidated statements of operations. Guaranteed loan commitment fees payable by the borrower upon maturity are accreted over the life of the investment using the effective interest method. The accretion of guaranteed loan commitment fees is recognized in interest income in the Company's consolidated statements of operations.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
Held for Sale, Accounted for Under the Fair Value Option - The fair value option provides an option to irrevocably elect fair value as an alternative measurement for selected financial assets, financial liabilities, and written loan commitments. The Company has elected to measure commercial mortgage loans held for sale in the Company's TRS under the fair value option. These commercial mortgage loans are included in the Commercial mortgage loans, held for sale, measured at fair value in the consolidated balance sheets. Interest income received on commercial mortgage loans held for sale, measured at fair value is recorded on the accrual basis of accounting and is included in interest income in the consolidated statements of operations. Costs to originate these investments are expensed when incurred.
Real estate owned
The Company classifies its real estate owned as long-lived assets held for investment or as long-lived assets held for sale. Held for investment assets are stated at cost, as adjusted for any impairment loss, less accumulated depreciation.
Real estate owned is classified as held for sale in the period in which the six criteria under ASC Topic 360, "Property, Plant, and Equipment" are met: (1) we commit to a plan and have the authority to sell the asset; (2) the asset is available for sale in its current condition; (3) we have initiated an active marketing plan to locate a buyer for the asset; (4) the sale of the asset is both probable and expected to qualify for full sales recognition within a period of 12 months; (5) the asset is being actively marketed for sale at a price that is reflective of its current fair value; and (6) we do not anticipate changes to our plan to sell the asset. Held for sale assets are carried at the lower of depreciated cost or estimated fair value, less estimated costs to sell.
Amounts capitalized to real estate owned consist of the cost of acquisition or construction, any tenant improvements or major improvements, betterments that extend the useful life of the related asset, and transaction costs associated with the acquisition of an individual asset that does not qualify as a business combination. All repairs and maintenance are expensed as incurred. Additionally, the Company capitalizes interest while the development, or redevelopment, of a real estate owned asset is in progress. No development or redevelopments of real estate owned assets are in progress as of December 31, 2021.
The Company’s real estate owned assets are depreciated or amortized using the straight-line method over the following useful lives:

Building	40 years
Furniture, fixtures, and equipment	15 years
Site Improvements	5 - 25 years
Intangible Lease Assets	Lease Term
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
Real estate owned assets that are probable to be sold within one year are reported as held for sale. Real estate owned assets classified as held for sale are measured at the lower of its carrying amount or fair value less cost to sell. Real estate owned assets are not depreciated or amortized while they are classified as held for sale. Interest and other expenses attributable to the liabilities of a disposal group classified as held for sale continue to be accrued. Upon the disposition of a real estate owned asset, the Company calculates realized gains and losses as net proceeds received less the carrying value of the real estate owned asset. Net proceeds received are net of direct selling costs associated with the disposition of the real estate owned asset.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
The allowance for credit losses required under ASU 2016-13 is deducted from the respective loans’ amortized cost basis on the Company’s consolidated balance sheets. The allowance for credit losses attributed to unfunded loan commitments is included in Accounts payable and accrued expenses on the consolidated balance sheets. As reflected in the consolidated statements of changes in stockholders' equity and Note 3 - Commercial Mortgage Loans, the guidance also required a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
In measuring the allowance for credit losses for financial instruments including our unfunded loan commitments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the allowance for credit losses is calculated as the product of PD, LGD and exposure at default (“EAD”). The Company’s model principally utilizes historical loss rates derived from a commercial mortgage backed securities database with historical losses from 1998 to 2020 provided by a reputable third party, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by an immediate reversion to average historical losses. The modeled results are then evaluated to determine if adjustments are needed for certain qualitative factors. For financial instruments assessed on an individual basis, including when it is probable that the Company will be unable to collect the full payment of principal and interest on the instrument, the Company applies a discounted cash flow (“DCF”) methodology.
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
December 31, 2021
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
Real Estate Securities
Available For Sale
On the acquisition date, all of the Company’s commercial real estate securities were classified as available for sale and carried at fair value, and subsequently any unrealized gains or losses are recognized as a component of accumulated other comprehensive income or loss. The Company may elect the fair value option for its real estate securities, and as a result, any unrealized gains or losses on such real estate securities will be recorded in the Company’s consolidated statements of operations. No such election has been made to date. Related discounts, premiums and acquisition expenses on investments are amortized or accreted over the life of the investment using the effective interest method. Amortization and accretion is reflected as an adjustment to interest income in the Company’s consolidated statements of operations. The Company uses the specific identification method in determining the cost relief for real estate securities sold. Realized gains and losses from the sale of real estate securities are included in the Company’s consolidated statements of operations.
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
The Company analyzes the AFS real estate securities portfolio on a periodic basis for credit losses at the individual security level using the same criteria described above for those amortized cost financial assets subject to an allowance for credit losses including but not limited to; performance of the underlying assets in the security, borrower financial resources and investment in collateral, collateral type, credit ratings, project economics and geographic location as well as national and regional economic factors.
The non-credit loss component of the unrealized loss within the Company’s AFS portfolio is recognized as an adjustment to the individual security’s asset balance with an offsetting entry to accumulated other comprehensive income in the consolidated balance sheets.
Trading
In the merger with Capstead, the Company acquired a portfolio of ARM Agency Securities classified as trading and recorded at fair value on the balance sheet with trading gains and losses on the paydowns and sales of these securities recorded in the Company's consolidated statements of operations. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors such as market liquidity conditions and the perceived credit quality of agency securities. Judgment is required to interpret market data and develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
Share Repurchase Program
Until the merger with Capstead, the Company had a Share Repurchase Program (the "SRP") that enabled stockholders to sell their shares to the Company, subject to certain conditions. Refer to Note 9 - Stock Transactions for a description of the SRP. Under the SRP, when a stockholder requested a redemption and the redemption was approved by the board of directors, the Company reclassified such obligation from equity to a liability based on the settlement value of the obligation. Shares repurchased under the SRP have the status of authorized but unissued shares.
Offering and Related Costs
Since 2018, the Company has from time to time offered, and may in the future offer, shares of the Company’s common stock or one or more series of its preferred stock, including its Series A convertible preferred stock (“Series A Preferred Stock”), Series C convertible preferred stock (the “Series C Preferred Stock,”) and Series D convertible preferred stock ("Series D Preferred Stock") in private placements exempt from the registration requirements of the Securities Act of 1933, as amended. In connection with these offerings, the Company incurs various offering costs. These offering costs include but are not limited to legal, accounting, printing, mailing and filing fees, and diligence expenses of broker-dealers. Offering costs for the common stock are recorded in the Company’s stockholders’ equity, while the offering costs for the Preferred Stock are included within Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, respectively, on the Company’s consolidated balance sheets.
Distribution Reinvestment Plan
Pursuant to the terms of the Company's distribution reinvestment plan ("DRIP") in effect until December 17, 2021, stockholders had the option to elect to reinvest distributions by purchasing shares of common stock in lieu of receiving cash. No dealer manager fees or selling commissions were paid with respect to shares purchased pursuant to the DRIP. The purchase price for shares purchased through the DRIP was the lesser of (i) the Company’s most recent estimated per share NAV, and (ii) the Company’s GAAP book value per share. The Company had the right to amend any aspect of the DRIP or terminate the DRIP with ten days’ notice to participants. Shares issued under the DRIP were recorded to equity in the consolidated balance sheets in the period distributions are declared.
On December 17, 2021, the Company amended and restated the DRIP (the “Amended DRIP”) in recognition of the listing of the Company’s common stock on the New York Stock Exchange (“NYSE”). Shares of common stock purchased through the Amended DRIP for dividend reinvestments will be supplied either directly by the Company as newly issued shares or via purchases by the Amended DRIP administrator of shares of common stock on the open market, at the Company’s option. If the shares are purchased in the open market, the purchase price will be the average price per share of shares purchased; if the shares are purchased directly from the Company, the purchase price will generally be the average of the daily high and low sales prices for a share of common stock reported by the NYSE on the dividend payment date authorized by the Company’s board of directors. The Company may suspend, modify or terminate the Amended DRIP at any time in its sole discretion.
Share-Based Compensation
The Company has share-based incentive plans for certain of the Company's directors, officers and employees of the Advisor and its affiliates. Share-based awards are measured at the grant date fair value and are recognized as compensation expense on a on a straight line basis over the related vesting period of the award. See Note 12 - Share-Based Compensation.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRSs, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but is instead taxed as a C corporations. For financial reporting purposes, the TRSs are consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRSs. Total income tax provision/(benefit) for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 were $3.6 million, $(2.1) million and $4.5 million, respectively.
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
The Company utilizes the TRSs to reduce the impact of the prohibited transaction tax and to avoid penalty for the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests. Any income associated with a TRS is fully taxable because the TRS is subject to federal and state income taxes as a domestic C corporation based upon its net income.
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
The Company recognizes all derivatives on the consolidated balance sheets at fair value. With the exception of the Company’s unsecured debt-related interest rate swap agreements, the Company does not designate its derivatives as hedges to qualify for hedge accounting for financial reporting purposes and therefore any net payments under, or fluctuations in the fair value of these derivatives have been recognized currently in unrealized (gain)/loss on derivative instruments in the accompanying consolidated statements of operations. For the derivatives that are designated as an accounting hedge, the Company must document at inception that the hedge relationship is highly effective and must continue to monitor ongoing effectiveness on at least a quarterly basis. As long as the hedge relationship remains highly effective, changes in fair value are recorded in accumulated other comprehensive income. The Company records derivative asset and liability positions on a gross basis with any collateral posted with or received from counterparties recorded separately within Restricted cash and cash collateral receivable from derivative counterparties on the Company’s consolidated balance sheets. The Company's interest rate swaps hedging repurchase agreements acquired in the merger with Capstead are recorded net of variation margin and accrued interest per the legal definition of these cleared swaps as settling on a daily basis. Certain derivatives that the Company has entered into are subject to master netting agreements with its counterparties, allowing for netting of the same transaction, in the same currency, on the same date.
Per Share Data
The Company’s Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock are each considered a participating security and the Company calculates basic earnings per share using the two-class method. The Company’s dilutive earnings per share calculation is computed using the more dilutive result of the treasury stock method, assuming the participating security is a potential common share, or the two-class method, assuming the participating security is not converted. The Company calculates basic earnings per share by dividing net income applicable to common stock for the period by the weighted-average number of shares of common stock outstanding for that period. Diluted earnings per share reflects the potential dilution that could occur from shares outstanding if potential shares of common stock with a dilutive effect have been issued in connection with the restricted stock plan or upon conversion of the outstanding shares of the Company’s Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, except when doing so would be anti-dilutive.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
•The real estate securities business focuses on investing in and asset managing real estate securities. Historically this business has focused primarily on CMBS, unsecured REIT debt, CDO notes and other securities. As a result of the October 2021 acquisition of Capstead, the Company acquired and continues to hold a significant portfolio of Residential Mortgage Backed Securities (“RMBS”) in the form of the ARM Agency Securities. The Company intends to reinvest the cash and proceeds from dividends, interest, repayments and sales of these assets into its other segments and does not intend to continue to invest in ARM Agency Securities or RMBS in general. As of December 31, 2021, all of the real estate securities in this segment were ARM Agency Securities acquired in the Capstead acquisition.
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
See Note 16 - Segment Reporting for further information regarding the Company's segments.
Redeemable Convertible Preferred Stock
The Company’s outstanding classes of redeemable convertible preferred stock are classified outside of permanent equity in the consolidated balance sheets.
Series A Preferred Stock
The Series A Preferred Stock ranked senior to the Common Stock and the Company’s Series F Convertible Preferred Stock (“Series F Preferred Stock”), and on parity with all other outstanding classes of preferred stock of the Company (including the Series C and Series D Preferred Stock) with respect to priority in dividends and in the distribution of assets in the event of the liquidation, dissolution or winding-up of the Company. The liquidation preference of each share of Series A Preferred Stock was the greater of (i) $5,000 plus accrued and unpaid dividends, and (ii) the amount that would be received upon a conversion of the Series A Preferred Stock into Common Stock.
Dividends on the Series A Preferred Stock, which were typically declared and paid quarterly, accrued at a rate equal to the greater of (i) an annual amount equal to 4.0% of the liquidation preference per share (subject to a 1.0% increase in the event of the ratings for the Series A Preferred Stock decreases below a certain threshold) and (ii) the dividends that would have been paid had such share of Series A Preferred Stock been converted into a share of Common Stock on the first day of such quarter, subject to proration in the event the share of Series A Preferred Stock is not outstanding for the full quarter. Dividends are paid in arrears.
On October 19, 2021, each share of Series A Preferred Stock converted into 299.2 shares of common stock, pursuant to the terms of the Articles Supplementary for the Series A Preferred Stock, and no shares of Series A Preferred Stock were outstanding as of December 31, 2021.
Series C Preferred Stock
The Series C Preferred Stock ranks senior to the Common Stock and Series F Preferred Stock and on parity with the Series D Preferred Stock and the Company’s 7.50% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”) with respect to priority in dividends and in the distribution of assets in the event of the liquidation, dissolution or winding-up of the Company. The liquidation preference of each share of Series C Preferred Stock is the greater of (i) $5,000 plus accrued and unpaid dividends, and (ii) the amount that would be received upon a conversion of the Series C Preferred Stock into the Common Stock.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Each outstanding share of Series C Preferred Stock will convert into 299.2 shares of common stock, subject to anti-dilution adjustments described in the Articles Supplementary for the Series C Preferred Stock, on October 19, 2022 or, upon the election of the Company upon 10 days’ notice to the holders, on or after April 19, 2022.
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
Series D Preferred Stock
The Series D Preferred Stock is on parity with the Series C Preferred Stock and Series E Preferred Stock with respect to preference on liquidation and dividend rights. The terms of the Series D Preferred Stock are substantially the same as the terms of the Series C Preferred Stock, except that the holders of the Series D Preferred Stock have the option to accelerate the mandatory conversion date, which is October 19, 2022, to a date no earlier than April 19, 2022.
Convertible Preferred Stock
Series F Preferred Stock
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
The complete terms of the Series A Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock are set forth in the Articles Supplementary applicable to each class, which have been filed as exhibits to the Company’s periodic reports filed pursuant to the Securities Exchange Act of 1934, as amended.
The below table summarizes the timing of the conversion of the Company’s outstanding classes of convertible preferred stock into common stock:

Series/Shares Outstanding at 12/31/21	Conversion Date	Conversion Amount Per One Share of Preferred*
Redeemable Convertible Series C Preferred Stock / 1,400 shares outstanding	October 19, 2022, subject to the Company’s right to accelerate the conversion to April 19, 2022	299.2 shares of Common Stock
Redeemable Convertible Series D Preferred Stock / 17,950 shares outstanding	October 19, 2022, subject to the holder’s right to accelerate the conversion to April 19, 2022	299.2 shares of Common Stock
Series F Preferred Stock/ 39,733,299 shares outstanding	April 19, 2022	1 share of Common Stock
*Subject to anti-dilution adjustments as set forth in Articles Supplementary.
Accounting Pronouncements Not Yet Adopted
On March 12, 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through December 31, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (dollars in thousands):

	December 31, 2021	December 31, 2020
Senior loans	$4,204,464	$2,698,823
Mezzanine loans	22,424	15,911
Total gross carrying value of loans	4,226,888	2,714,734
Less: Allowance for credit losses (1)	15,827	20,886
Total commercial mortgage loans, held for investment, net	$4,211,061	$2,693,848
________________________
(1)As of December 31, 2021 and 2020, there have been no specific reserves for loans in non-performing status.
As of December 31, 2021 and December 31, 2020, the Company's total commercial mortgage loan portfolio, excluding commercial mortgage loans accounted for under the fair value option, was comprised of 165 and 130 loans, respectively.
Allowance for Credit Losses
The following table presents the activity in the Company's allowance for credit losses, excluding the unfunded loan commitments, as of December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31, 2021
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self Storage	Manufactured Housing	Total
Beginning Balance	$3,095	$404	$1,575	$3,795	$132	$11,646	$117	$122	$20,886
Current Period:
Provision/(benefit) for credit losses	6,875	(116)	(799)	(3,709)	37	(7,049)	35	(44)	(4,770)
Write offs	(289)	—	—	—	—	—	—	—	(289)
Ending Balance	$9,681	$288	$776	$86	$169	$4,597	$152	$78	$15,827

	Year Ended December 31, 2020
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self Storage	Manufactured Housing	Total
Beginning Balance	$322	$202	$249	$23	$4	$103	$—	$18	$921
Cumulative-effect adjustment upon adoption of ASU 2016-13	3,220	386	1,966	434	9	739	399	58	7,211
Current Period:
Provision/(benefit) for credit losses	(447)	(184)	(640)	3,338	119	11,231	(282)	46	13,181
Write offs	—	—	—	—	—	(427)	—	—	(427)
Ending Balance	$3,095	$404	$1,575	$3,795	$132	$11,646	$117	$122	$20,886
The Company recorded a decrease in its allowance for credit losses during the year ended December 31, 2021 of $4.8 million. The primary driver for the improvement in the reserve balance is the positive economic outlook since the end of the prior year.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The following table presents the activity in the Company's allowance for credit losses for the unfunded loan commitments, which is presented in accounts payable and accrued expenses in the consolidated balance sheets as of December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31, 2021
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self Storage	Manufactured Housing	Total
Beginning Balance	$85	$—	$47	$418	$14	$101	$—	$—	$665
Current Period:
Provision/(benefit) for credit losses	52	1	(34)	(415)	(4)	(22)	—	—	(422)
Ending Balance	$137	$1	$13	$3	$10	$79	$—	$—	$243

	Year Ended December 31, 2020
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self Storage	Manufactured Housing	Total
Beginning Balance	$—	$—	$—	$—	$—	$—	$—	$—	$—
Cumulative-effect adjustment upon adoption of ASU 2016-13	239	40	150	30	1	57	28	5	550
Current Period:
Provision/(benefit) for credit losses	(154)	(40)	(103)	388	13	44	(28)	(5)	115
Ending Balance	$85	$—	$47	$418	$14	$101	$—	$—	$665
The following table represents the composition by loan type of the Company's commercial mortgage loans portfolio, excluding commercial mortgage loans, held for investment (dollars in thousands):

	December 31, 2021		December 31, 2020
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$2,953,938	69.6%	$1,202,694	44.2%
Office	485,575	11.4%	517,464	19.0%
Hospitality	460,884	10.9%	403,908	14.8%
Retail	104,990	2.5%	78,550	2.9%
Industrial	88,956	2.1%	243,404	8.9%
Mixed Use	62,965	1.5%	102,756	3.8%
Self Storage	56,495	1.3%	86,424	3.2%
Manufactured Housing	29,159	0.7%	71,263	2.6%
Land	—	—%	16,400	0.6%
Total	$4,242,962	100.0%	$2,722,863	100.0%

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

	December 31, 2021		December 31, 2020
Loan Region	Par Value	Percentage	Par Value	Percentage
Southwest	$1,764,905	41.6%	$515,392	18.9%
Southeast	1,106,439	26.2%	796,908	29.3%
Mideast	646,125	15.2%	473,514	17.4%
Far West	301,040	7.1%	415,173	15.2%
Great Lakes	183,930	4.3%	199,203	7.3%
Various	68,896	1.6%	136,855	5.0%
New England	67,651	1.6%	69,675	2.6%
Plains	60,225	1.4%	116,143	4.3%
Rocky Mountain	43,751	1.0%	—	—%
Total	$4,242,962	100.0%	$2,722,863	100.0%
As of December 31, 2021 and 2020, the Company's total commercial mortgage loans, held for sale, measured at fair value was comprised of one and three loans, respectively. As of December 31, 2021 and 2020, the contractual principal outstanding of commercial mortgage loans, held for sale, measured at fair value was $34.3 million and $67.6 million, respectively. As of December 31, 2021 and 2020, none of the Company's commercial mortgage loans, held for sale, measured at fair value were in default or greater than 90 days past due.
The following table represents the composition by loan type of the Company's commercial mortgage loans, held for sale, measured at fair value (dollars in thousands):

	December 31, 2021		December 31, 2020
Loan Type	Par Value	Percentage	Par Value	Percentage
Office	$34,250	100.0%	$—	—%
Industrial	—	—%	67,550	99.9%
Multifamily	—	—%	100	0.1%
Total	$34,250	100.0%	$67,650	100.0%

	December 31, 2021		December 31, 2020
Loan Region	Par Value	Percentage	Par Value	Percentage
Southeast	$34,250	100.0%	$—	—%
Far West	—	—%	58,500	86.5%
Great Lakes	—	—%	9,150	13.5%
Total	$34,250	100.0%	$67,650	100.0%
Loan Credit Quality and Vintage
The following tables present the amortized cost of our commercial mortgage loans, held for investment as of December 31, 2021 and 2020, by loan type, year of origination and the Company’s internal risk rating at the corresponding balance sheet date.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

	2021	2020	2019	2018	2017	Prior	Total
Multifamily:
Risk Rating:
1-2 internal grade	$2,438,376	$270,953	$103,989	$90,877	$—	$—	$2,904,195
3-4 internal grade	—	—	—	37,025	—	—	37,025
Total Multifamily Loans	$2,438,376	$270,953	$103,989	$127,902	$—	$—	$2,941,220

Retail:
Risk Rating:
1-2 internal grade	$33,830	$11,928	$29,515	$29,452	$—	$—	$104,725
3-4 internal grade	—	—	—	—	—	—	—
Total Retail Loans	$33,830	$11,928	$29,515	$29,452	$—	$—	$104,725

Office:
Risk Rating:
1-2 internal grade	$50,291	$253,759	$136,800	$43,308	$—	$—	$484,158
3-4 internal grade	—	—	—	—	—	—	—
Total Office Loans	$50,291	$253,759	$136,800	$43,308	$—	$—	$484,158

Industrial:
Risk Rating:
1-2 internal grade	$—	$31,906	$—	$—	$—	$—	$31,906
3-4 internal grade	—	—	56,933	—	—	—	56,933
Total Industrial Loans	$—	$31,906	$56,933	$—	$—	$—	$88,839

Mixed Use:
Risk Rating:
1-2 internal grade	$32,395	$30,325	$—	$—	$—	$—	$62,720
3-4 internal grade	—	—	—	—	—	—	—
Total Mixed Use Loans	$32,395	$30,325	$—	$—	$—	$—	$62,720

Hospitality:
Risk Rating:
1-2 internal grade	$153,032	$26,920	$34,054	$—	$—	$—	$214,006
3-4 internal grade	—	—	113,961	52,790	79,102	—	245,853
Total Hospitality Loans	$153,032	$26,920	$148,015	$52,790	$79,102	$—	$459,859

Self Storage:
Risk Rating:
1-2 internal grade	$14,948	$41,382	$—	$—	$—	$—	$56,330
3-4 internal grade	—	—	—	—	—	—	—
Total Self Storage Loans	$14,948	$41,382	$—	$—	$—	$—	$56,330

Manufactured Housing:
Risk Rating:
1-2 internal grade	$6,665	$22,372	$—	$—	$—	$—	$29,037
3-4 internal grade	—	—	—	—	—	—	—
Total Manufactured Housing Loans	$6,665	$22,372	$—	$—	$—	$—	$29,037

Total	$2,729,537	$689,545	$475,252	$253,452	$79,102	$—	$4,226,888

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

December 31, 2020
	2020	2019	2018	2017	2016	2015	Prior	Total
Multifamily:
Risk Rating:
1-2 internal grade	$583,550	$349,588	$188,975	$—	$—	$—	$3,488	$1,125,601
3-4 internal grade	—	—	35,887	37,812	—	—	—	73,699
Total Multifamily Loans	$583,550	$349,588	$224,862	$37,812	$—	$—	$3,488	$1,199,300

Retail:
Risk Rating:
1-2 internal grade	$13,277	$22,760	$16,400	$—	$—	$—	$—	$52,437
3-4 internal grade	—	12,872	29,425	—	—	—	—	42,297
Total Retail Loans	$13,277	$35,632	$45,825	$—	$—	$—	$—	$94,734

Office:
Risk Rating:
1-2 internal grade	$244,301	$160,709	$61,169	$40,846	$—	$—	$—	$507,025
3-4 internal grade	—	—	—	8,392	—	—	—	8,392
Total Office Loans	$244,301	$160,709	$61,169	$49,238	$—	$—	$—	$515,417

Industrial:
Risk Rating:
1-2 internal grade	$119,193	$89,590	$—	$—	$—	$33,655	$—	$242,438
3-4 internal grade	—	—	—	—	—	—	—	—
Total Industrial Loans	$119,193	$89,590	$—	$—	$—	$33,655	$—	$242,438

Mixed Use:
Risk Rating:
1-2 internal grade	$30,246	$—	$59,451	$12,839	$—	$—	$—	$102,536
3-4 internal grade	—	—	—	—	—	—	—	—
Total Mixed Use Loans	$30,246	$—	$59,451	$12,839	$—	$—	$—	$102,536

Hospitality:
Risk Rating:
1-2 internal grade	$26,878	$10,547	$—	$—	$—	$—	$—	$37,425
3-4 internal grade	—	160,079	115,026	90,612	—	—	—	365,717
Total Hospitality Loans	$26,878	$170,626	$115,026	$90,612	$—	$—	$—	$403,142

Self Storage:
Risk Rating:
1-2 internal grade	$41,305	$—	$44,908	$—	$—	$—	$—	$86,213
3-4 internal grade	—	—	—	—	—	—	—	—
Total Self Storage Loans	$41,305	$—	$44,908	$—	$—	$—	$—	$86,213

Manufactured Housing:
Risk Rating:
1-2 internal grade	$25,905	$45,049	$—	$—	$—	$—	$—	$70,954
3-4 internal grade	—	—	—	—	—	—	—	—

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Total Manufactured Housing Loans	$25,905	$45,049	$—	$—	$—	$—	$—	$70,954

Total	$1,084,655	$851,194	$551,241	$190,501	$—	$33,655	$3,488	$2,714,734
Past Due Status
The following table presents an aging summary of the loans amortized cost basis at December 31, 2021 (dollars in thousands):

	Multifamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self Storage	Manufactured Housing	Total
Status:
Current	$2,941,220	$104,725	$484,158	$31,906	$62,720	$402,784	$56,330	$29,037	$4,112,880
1-29 days past due (1)	—	—	—	56,933	—	—	—	—	56,933
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—	—	—
120+ days past due (2)	—	—	—	—	—	57,075	—	—	57,075
Total	$2,941,220	$104,725	$484,158	$88,839	$62,720	$459,859	$56,330	$29,037	$4,226,888
________________________
(1) For the year ended December 31, 2021, interest income recognized on this loan was $3.1 million.
(2) For the year ended December 31, 2021, there was no interest income recognized on this loan.
As of December 31, 2021, the Company had one loan on non-accrual status with a total cost basis of $57.1 million for which there was no related allowance for credit losses. As of December 31, 2020, the Company had two loans on non-accrual status with a total cost basis of $94.9 million for which there was no related allowance for credit losses.
Credit Characteristics
As part of the Company's process for monitoring the credit quality of its commercial mortgage loans, excluding those held for sale, measured at fair value, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its loans. The loans are scored on a scale of 1 to 5 as follows:

Investment Rating	Summary Description
1	Very Low Risk - Investment exceeding fundamental performance expectations and/or capital gain expected. Trends and risk factors since time of investment are favorable.
2	Low Risk - Performing consistent with expectations and a full return of principal and interest expected. Trends and risk factors are neutral to favorable.
3	Average Risk - Performing investments requiring closer monitoring. Trends and risk factors show some deterioration.
4	High Risk/Delinquent/Potential For Loss - Underperforming investment with the potential of some interest loss but still expecting a positive return on investment. Trends and risk factors are negative.
5	Impaired/Defaulted/Loss Likely - Underperforming investment with expected loss of interest and some principal.
All commercial mortgage loans, excluding loans classified as commercial mortgage loans, held for sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2. As of December 31, 2021 and 2020, the weighted average risk ratings of loans were 2.1 and 2.2, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The following table represents the allocation by risk rating for the Company's commercial mortgage loans, held for investment, (dollars in thousands):

December 31, 2021			December 31, 2020
Risk Rating	Number of Loans	Par Value	Risk Rating	Number of Loans	Par Value
1	—	$—	1	—	$—
2	148	3,903,047	2	104	2,232,045
3	16	282,840	3	22	384,040
4	1	57,075	4	4	106,778
5	—	—	5	—	—
	165	$4,242,962		130	$2,722,863
For the years ended December 31, 2021 and December 31, 2020, the activity in the Company's commercial mortgage loans, held for investment portfolio, net of allowance, was as follows (dollars in thousands):

	Year Ended December 31,
	2021	2020
Balance at Beginning of Year	$2,693,848	$2,762,042
Cumulative-effect adjustment upon adoption of ASU 2016-13	—	(7,211)
Acquisitions and originations	2,897,002	1,287,720
Principal repayments	(1,286,598)	(1,223,490)
Discount accretion/premium amortization	7,038	6,146
Loans transferred from/(to) commercial real estate loans, held for sale	(52,615)	(76,979)
Net fees capitalized into carrying value of loans	(15,150)	(6,562)
(Provision)/benefit for credit losses	4,770	(13,181)
Charge-off from allowance	289	427
Transfer to real estate owned	(37,523)	(35,064)
Balance at End of Year	$4,211,061	$2,693,848
During the year ended December 31, 2021, the Company wrote off a commercial mortgage loan, held for investment, with a carrying value of $37.8 million in exchange for the possession of a REO investment at a fair value of $37.5 million, comprised of $33.0 million of real property (land, building and improvements) and $4.5 million of personal property (furniture, fixture, and equipment) at the time of transfer. The transfer occurred when the Company took possession of the property by completing a foreclosure transaction in January 2021, resulting in a $0.3 million impairment loss at the time of transfer. Since the foreclosure was entered into due to the borrower experiencing financial difficulty and the recorded investment in the receivable was more than the fair value for the collateral collected, the transaction qualifies as a TDR. The Company accounted for the REO acquired during the year ended December 31, 2021 as an asset acquisition. The Company subsequently sold this REO asset during the year ended December 31, 2021 for a $0.8 million gain, presented net of direct selling costs associated with the disposition of the asset, included within Realized gain/loss on sale of real estate owned assets, held for sale in the Company's consolidated statements of operations.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 4 - Real Estate Securities
As of December 31, 2021 the Company did not hold any real estate securities, available for sale, measured at fair value. The following is a summary of the Company's real estate securities, available for sale, measures at fair value as of December 31, 2020 (dollars in thousands):

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
The following table shows the amortized cost, allowance for expected credit losses, unrealized gain/(loss) and fair value of the Company's CMBS investments by investment type as of December 31, 2020 (dollars in thousands):

	Amortized Cost	Credit Loss Allowance	Unrealized Gain	Unrealized Loss	Fair Value
December 31, 2020
CLO	$123,444	$—	$—	(4,888)	$118,556
SASB	55,948	—	—	(3,368)	52,580
Total	$179,392	$—	$—	$(8,256)	$171,136
As of December 31, 2021 the Company did not hold any real estate securities, CMBS. As of December 31, 2020, the Company held 9 CMBS positions with an amortized cost basis of $179.4 million and an unrealized loss of $8.3 million of which 7 positions had an unrealized loss for a period greater than twelve months.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
As of December 31, 2021 the Company did not hold any real estate securities, CMBS. As of December 31, 2020, there were seven securities, respectively with unrealized losses for a period greater than twelve months reflected in the table above. After evaluating the securities, the Company concluded that the unrealized losses reflected above were noncredit-related and would be recovered from the securities’ estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that the Company did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering our amortized cost, the portfolio is made up of investment grade securities of recent originations and higher tranches, and that there were no material credit events that would have caused us to otherwise conclude that the Company would not recover our cost. The allowance for credit losses is calculated using a discounted cash flow approach and is measured as the difference between the original cash flows expected to be collected to the revised cash flows expected to be collected discounted using the effective interest rate, limited by the amount that the fair value is less than the amortized cost basis. Significant judgment is used in projecting cash flows. As a result, actual income and/or credit losses could be materially different from what is currently projected and/or reported.
The following table provides information on the amounts of gain/(loss) on the Company's real estate securities, CMBS, available for sale, recorded in other comprehensive income (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Unrealized gain/(loss) available for sale securities	$—	$(8,026)	$(978)
Reclassification of net (gain)/loss on available for sale securities included in net income (loss)	8,256	748	—
Unrealized gain/(loss) available for sale securities, net of reclassification adjustment	$8,256	$(7,278)	$(978)
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Real Estate Securities Classified As Trading
The following is a summary of the Company's real estate mortgage backed securities ("RMBS") classified by collateral type and interest rate characteristics (dollars in thousands):

	Carrying Amount	Average Yield (1)
December 31, 2021
Agency Securities:
Fannie Mae/Freddie Mac ARMs	$4,246,803	2.23%
Ginnie Mae ARMs	320,068	2.72%
	$4,566,871	2.26%
December 31, 2020
Agency Securities:
Fannie Mae/Freddie Mac ARMs	$—	—%
Ginnie Mae ARMs	—	—%
	$—	—%
________________________
(1) Average yield is presented for the year then ended, and is based on the cash component of interest income expressed as a percentage on average cost basis (the “cash yield”).
On October 19, 2021, the Company completed the Capstead merger pursuant to which the Company acquired a portfolio of adjustable-rate mortgage ("ARM") securities issued and guaranteed by government sponsored enterprises, either Fannie Mae or Freddie Mac, or by an agency of the federal government, Ginnie Mae. Together, these securities are referred to as “Agency Securities,” and are considered to have limited, if any, credit risk because the timely payment of principal and interest is guaranteed. The maturity of Agency Securities is directly affected by prepayments of principal on the underlying mortgage loans. Consequently, actual maturities will be significantly shorter than the portfolio’s weighted average contractual maturity of 310 months.
The Company's ARM Agency Securities are backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period. After the initial fixed-rate period, if applicable, mortgage loans underlying ARM securities typically either (i) adjust annually based on specified margins over the one-year London interbank offered rate (“LIBOR”) or the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”), (ii) adjust semiannually based on specified margins over six-month LIBOR or the six-month Secured Overnight Financing Rate (“SOFR”), or (iii) adjust monthly based on specified margins over indices such as one-month LIBOR, the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index, usually subject to periodic and lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.
During 2021, the Company sold trading securities using the specific identification method for proceeds totaling $1.9 billion recognizing $0.1 million in net realized gains. Subsequent to year end, the Company sold trading securities using the same method for proceeds totaling $1.8 billion recognizing $12 million in net realized losses. The Company did not own any trading securities during 2020 or 2019.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 5 - Real Estate Owned
The following table summarizes the Company's real estate owned assets as of December 31, 2021 (dollars in thousands):

As of December 31, 2021
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021 (1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(575)	$90,048
			$3,436	$84,259	$2,928	$(575)	$90,048
________________________
(1) Refer to Note 2 for the useful life of the above asset.
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
________________________
(1) Refer to Note 2 for the useful life of the above asset.
Depreciation expense for the years ended December 31, 2021 and 2020 totaled $1.0 million.
During the year ended December 31, 2021, the Company sold the real estate owned asset in Jeffersonville, IN to a third party, resulting in a $8.6 million gain recognized within Realized gain/loss on sale of real estate owned assets, held for sale in the consolidated statements of operations.
In August 2021 the Company and an investment fund managed by the Advisor entered into a joint venture agreement and formed a joint venture entity, Jeffersonville Member, LLC (the "Jeffersonville JV") to acquire a $139.5 million triple net lease property in Jeffersonville, GA. The Company has a 79% interest in the Jeffersonville JV, while the affiliated fund has a 21% interest. The Company invested a total of $109.8 million, made up of $88.7 million in debt and $21.1 million in equity, representing 79% of the ownership interest in the Jeffersonville JV. The affiliated fund made up the remaining $29.8 million composed of a $24.0 million mortgage note payable and $5.7 million in equity. The Company has control of Jeffersonville JV with 79% ownership and, therefore, consolidates Jeffersonville JV on its consolidated balance sheet. The Company's $88.7 million mortgage note payable to Jeffersonville JV is eliminated in consolidation (see Note 7 - Debt).

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 6 - Leases
Intangible Lease Asset
The following table summarizes the Company's intangible lease asset recognized in the consolidated balance sheets as of December 31, 2021 (dollars in thousands):

Acquisition Date	Property Type	Primary Location(s)	Intangible Lease Asset, Gross	Accumulated Amortization	Intangible Lease Asset, Net of Amortization
September 2021	Industrial	Jeffersonville, GA	$49,192	$(720)	$48,472
			$49,192	$(720)	$48,472
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
Rental Income
On September 17, 2021, the Company purchased an industrial facility that was subject to an existing triple net lease. The minimum rental amount due under the lease is subject to annual increases of 2.0%. The initial term of the lease expires in 2038 and contains renewal options for four consecutive five-year terms. The remaining lease term is 16.8 years. Rental income for this operating lease for the year ended December 31, 2021 totaled $2.6 million and is included in Revenue from real estate owned in the consolidated statements of operations.
On October 15, 2019, the Company purchased an office building that was subject to an existing triple net lease. The minimum rental amount due under the lease was subject to annual increases of 1.5%. The initial term of the lease expires in 2037 and contained renewal options for four consecutive five-year terms. The Company sold the real estate owned asset during the year ended December 31, 2021 (see Note 5 - Real Estate Owned). Rental income for this lease for the years ended December 31, 2021 and 2020 totaled $2.1 million and $2.9 million, respectively. Rental income is included in Revenue from real estate owned in the consolidated statements of operations.
The following table summarizes the Company's schedule of future minimum rents to be received under the lease (dollars in thousands):

Minimum Rents	December 31, 2021
2022	$9,248
2023	9,248
2024	9,248
2025	9,248
2026 and beyond	118,683
Total minimum rent	$155,675
Amortization Expense
Intangible lease assets are amortized using the straight-line method over the contractual life of the lease, of a period up to 20 years. The weighted average life of the intangible asset as of December 31, 2021 is approximately 16.8 years. Amortization expense for the years ended December 31, 2021 and 2020 totaled $1.1 million and $0.8 million, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The following table summarizes the Company's expected amortization for intangible assets over the next five years, assuming no further acquisitions or dispositions (dollars in thousands):

December 31, 2021
2022	$(2,880)
2023	(2,880)
2024	(2,880)
2025	(2,880)
2026	(2,880)
Note 7 - Debt
Repurchase Agreements - Commercial Mortgage Loans
The Company has entered into repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), Barclays Bank PLC (the "Barclays Revolver Facility" and the "Barclays Repo Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, USB Repo Facility, WF Repo Facility, Barclays Revolver Facility, and Barclays Repo Facility, the "Repo Facilities").
The Repo Facilities are financing sources through which the Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 65% to 80% of the principal amount of the mortgage loan being pledged.
The details of the Company's Repo Facilities at December 31, 2021 and December 31, 2020 are as follows (dollars in thousands):

As of December 31, 2021
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility	$400,000	$136,470	$5,178	2.13%	10/6/2022
CS Repo Facility (2)	300,000	137,364	3,446	2.43%	9/30/2022
WF Repo Facility (3)	450,000	186,734	2,090	1.64%	11/21/2023
Barclays Revolver Facility (4)	250,000	166,700	1,976	6.12%	9/20/2023
Barclays Repo Facility (5)	500,000	392,332	4,057	1.76%	3/14/2025
Total	$1,900,000	$1,019,600	$16,747
________________________
(1) For the year ended December 31, 2021. Includes amortization of deferred financing costs.
(2) On August 12, 2021, the Company exercised the extension option upon the satisfaction of certain conditions, and extended the term maturity to September 30, 2022. Additionally, on November 3, 2021 the committed financing amount was amended from $200 million to $300 million with the option to increase to $400 million at the Company's discretion.
(3) On November 19, 2021 the committed financing amount was increased from $275 million to $450 million. There are three more one-year extension options available at the Company's discretion.
(4) On September 8, 2021, the Company amended the maturity date to September 20, 2023. On December 1, 2021 the committed financing amount was increased from $100 million to $250 million. The Company may increase the total commitment amount by an amount between $100 million and $150 million for three month intervals, on an unlimited basis prior to maturity.
(5) On December 3, 2021 the Company amended the maturity date to March 14, 2025 and the committed financing amount was increased from $300 million to $500 million. There are two one-year extension options available at the Company's discretion.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

As of December 31, 2020
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility (2)	$300,000	$113,884	$5,020	2.54%	10/6/2022
USB Repo Facility (3)	100,000	5,775	599	2.40%	6/15/2021
CS Repo Facility (4)	200,000	106,971	3,539	2.84%	8/19/2021
WF Repo Facility (5)	175,000	27,150	1,041	2.50%	11/21/2021
Barclays Revolver Facility (6)	100,000	—	387	N/A	9/20/2021
Barclays Facility (7)	300,000	22,560	1,046	2.51%	3/15/2022
Total	$1,175,000	$276,340	$11,632
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
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of December 31, 2021 and December 31, 2020, the Company is in compliance with all debt covenants.
Other financing and loan participation - Commercial Mortgage Loans
On March 23, 2020, the Company transferred $15.2 million of its interest in a term loan to Sterling National Bank ("SNB") via a participation agreement. Since origination, the Company's outstanding loan increased resultant of future fundings, leading to an increase in amount outstanding via the participation agreement. The Company incurred $0.9 million of interest expense on SNB for the year ended December 31, 2021. As of December 31, 2021 and December 31, 2020 the outstanding participation balance was $37.9 million and $31.4 million, respectively. The loan matures on February 9, 2023.
Mortgage Note Payable
On October 15, 2019, the Company obtained a commercial mortgage loan for $29.2 million related to the real estate owned portfolio. The Company incurred $0.9 million of interest expense for the twelve months ended December 31, 2021. As of December 31, 2021 the loan has been assumed by the purchaser of the underlying asset and is no longer held by the Company (see Note 5 - Real Estate Owned).
On September 17, 2021, the Company, in connection with the consolidating joint venture (as discussed in Note 5 - Real Estate Owned), originated a $112.7 million mortgage note payable, of which $88.7 million is eliminated in consolidation (see Note 5 - Real Estate Owned). As of December 31, 2021 the Company incurred $0.2 million of interest expense, of which $0.2 million is eliminated in consolidation, for the twelve months ended December 31, 2021. The remaining mortgage note payable of $24 million is included in the consolidated balance sheets under the caption Mortgage note payable. As of December 31, 2021, the loan accrued interest at an annual rate of 3.1% and matures on October 9, 2024.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Unsecured Debt
In the merger with Capstead, we acquired 30-year junior subordinated notes issued in 2005 and 2006 and maturing in 2035 and 2036, with a total face amount of $100 million. Note balances net of deferred issuance costs, and related weighted average interest rates as of the indicated dates (calculated including issuance cost amortization and adjusted for the effects of related derivatives held as cash flow hedges) were as follows (dollars in thousands):

	December 31, 2021		December 31, 2020
	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,470	7.86%	$—	—%
December 2035 ($40,000 face amount)	39,474	7.63%	—	—%
September 2036 ($25,000 face amount)	24,650	7.67%	—	—%
	$98,594	7.72%	$—	—%
The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option.
Pursuant to a lending and security agreement with Security Benefit Life Insurance Company ("SBL"), which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $2.0 million of interest expense on the lending agreement with SBL for the twelve months ended December 31, 2021. As of December 31, 2021 the outstanding balance was $50.0 million.
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
Below is a summary of the Company's MRAs as of December 31, 2021 and 2020 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of December 31, 2021
JP Morgan Securities LLC	$19,025	$261	$24,087	1.14%	10
Wells Fargo Securities, LLC	—	—	—	N/A	N/A
Goldman Sachs International	—	37	—	N/A	N/A
Barclays Capital Inc.	15,286	526	19,131	1.21%	14
Credit Suisse AG	—	—	—	N/A	N/A
Citigroup Global Markets, Inc.	—	81	—	N/A	N/A
Total/Weighted Average	$34,311	$905	$43,218	1.17%	12

As of December 31, 2020
JP Morgan Securities LLC	$33,791	$1,668	$43,612	1.75%	31
Wells Fargo Securities, LLC	—	1,057	—	N/A	N/A
Goldman Sachs International	22,440	455	30,794	1.68%	16
Barclays Capital Inc.	76,809	2,102	97,244	1.71%	33
Credit Suisse AG	—	905	—	N/A	N/A
Citigroup Global Markets, Inc.	53,788	2,532	71,723	—	29
Total/Weighted Average	$186,828	$8,719	$243,373	1.71%	33

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
________________________
(1) Includes $43.2 million and $72.2 million of CLO notes, held by the Company, which is eliminated within the Real estate securities, at fair value line of the consolidated balance sheets as of as of December 31, 2021 and December 31, 2020, respectively.
Repurchase Agreements - Real Estate Securities Classified As Trading
In the merger with Capstead, we acquired repurchase agreements - real estate securities classified as trading. The Company pledges its Real estate securities classified as trading as collateral for repurchase agreements with commercial banks and other financial institutions. Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date and are accounted for as financings. The Company maintains the beneficial interest in the specific securities pledged during the term of each repurchase arrangement and receives the related principal and interest payments.
The terms and conditions of repurchase agreements are negotiated on a transaction-by-transaction basis when each such agreement is initiated or renewed. The amount borrowed is generally equal to the fair value of the securities pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a “haircut.” Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings. Interest may be paid monthly or at the termination of an agreement at which time the Company may enter into a new agreement at prevailing haircuts and rates with the same lending counterparty or repay that counterparty and negotiate financing with a different lending counterparty. None of the Company’s lending counterparties are obligated to renew or otherwise enter into new agreements at the conclusion of existing agreements. In response to declines in fair value of pledged securities due to changes in market conditions or the publishing of monthly security pay-down factors, lending counterparties typically require the Company to post additional securities as collateral, pay down borrowings or fund cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements. These actions are referred to as margin calls. Conversely, in response to increases in fair value of pledged securities, the Company routinely margin calls its lending counterparties in order to have previously pledged collateral returned.
Repurchase agreements (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
December 31, 2021
Repurchase arrangements secured by Agency securities with maturities of 30 days or less	$4,327,020	$8,908	$4,144,473	0.13%
	$4,327,020	$8,908	$4,144,473	0.13%

December 31, 2020
Repurchase arrangements secured by Agency securities with maturities of 30 days or less	$—	$—	$—	—%
	$—	$—	$—	—
Average repurchase agreements outstanding were $3.97 billion in 2021. Average repurchase agreements outstanding differed from respective year-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff and asset sales.
Collateralized Loan Obligation
On December 14, 2021, the Company called all of the outstanding notes issued by BSPRT 2018-FL3 Issuer, Ltd., a wholly owned indirect subsidiary of the Company. The outstanding principal of the notes on the date of the call was $99.3 million. The Company recognized all the remaining unamortized deferred financing costs of $4.6 million recorded within the Interest expense line of the consolidated statements of operations, which was a non-cash charge.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
As of December 31, 2021 and December 31, 2020 the notes issued by BSPRT 2018-FL4 Issuer, Ltd. and BSPRT 2018-FL4 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 31 and 59 mortgage assets having a principal balance of $503.3 million and $852.09 million, respectively (the "2018-FL4 Mortgage Assets"). The sale of the 2018-FL4 Mortgage Assets to BSPRT 2018-FL4 Issuer, Ltd. is governed by a Mortgage Asset Purchase Agreement dated as of October 12, 2018, between the Company and BSPRT 2018-FL4 Issuer, Ltd.
As of December 31, 2021 and December 31, 2020, the notes issued by BSPRT 2019-FL5 Issuer, Ltd. and BSPRT 2019-FL5 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 48 and 54 mortgage assets having a principal balance of $589.0 million and $799.77 million respectively (the "2019-FL5 Mortgage Assets"). The sale of the 2019-FL5 Mortgage Assets to BSPRT 2019-FL5 Issuer, Ltd. is governed by a Mortgage Asset Purchase Agreement dated as of May 30, 2019, between the Company and BSPRT 2019-FL5 Issuer, Ltd.
On March 25, 2021, BSPRT 2021-FL6 Issuer, Ltd. and BSPRT 2021-FL6 Co-Issuer, LLC, both wholly owned indirect subsidiaries of the Company entered into an indenture with the OP, as advancing agent and U.S. Bank National Association, as note administrator and trustee, which governs the issuance of approximately $645.8 million principal balance secured floating rate notes, of which $573.1 million were purchased by third party investors and $72.6 million were purchased by a wholly owned subsidiary of the OP. In addition, concurrently with the issuance of these notes, BSPRT 2021-FL6 Issuer, Ltd. also issued 54,250 Preferred Shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share, which were not offered as part of closing the indenture. For U.S. federal income tax purposes, BSPRT 2021-FL6 Issuer, Ltd. and BSPRT 2021-FL6 Co-Issuer, LLC are disregarded entities.
As of December 31, 2021, the notes issued by BSPRT 2021-FL6 Issuer, Ltd. and BSPRT 2021-FL6 Co-Issuer, LLC, are collateralized by interests in a pool of 44 mortgage assets having a principal balance of $682.3 million (the "2021-FL6 Mortgage Assets"). The sale of the 2021-FL6 Mortgage Assets to BSPRT 2021-FL6 Issuer, Ltd. is governed by a Collateral Interest Purchase Agreement dated as of March 25, 2021, between the Company and BSPRT 2021-FL6 Issuer, Ltd.
On December 21, 2021, BSPRT 2021-FL7 Issuer, Ltd. and BSPRT 2021-FL7 Co-Issuer, LLC, both wholly owned indirect subsidiaries of the Company entered into an indenture with the OP, as advancing agent and U.S. Bank National Association, as note administrator and trustee, which governs the issuance of approximately $817.9 million principal balance secured floating rate notes, of which $722.3 million were purchased by third party investors and $95.6 million were purchased by a wholly owned subsidiary of the OP. In addition, concurrently with the issuance of the notes, BSPRT 2021-FL7 Issuer, Ltd. also issued 82,125 Preferred Shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share, which were not offered as part of closing the indenture. For U.S. federal income tax purposes, BSPRT 2021-FL7 Issuer, Ltd. and BSPRT 2021-FL7 Co-Issuer, LLC are disregarded entities.
As of December 31, 2021, the notes issued by BSPRT 2021-FL7 Issuer, Ltd. and BSPRT 2021-FL7 Co-Issuer, LLC, are collateralized by interests in a pool of 47 mortgage assets having a principal balance of $871.4 million (the "2021-FL7 Mortgage Assets"). The sale of the 2021-FL7 Mortgage Assets to BSPRT 2021-FL7 Issuer, Ltd. is governed by a Collateral Interest Purchase Agreement dated as of December 21, 2021, between the Company and BSPRT 2021-FL7 Issuer, Ltd.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The Company, through its wholly-owned subsidiaries, holds the preferred equity tranches of the above CLOs of approximately $329.2 million and $256.9 million as of December 31, 2021 and December 31, 2020, respectively. The following table represents the terms of the notes issued by 2018-FL4 Issuer, 2019-FL5 Issuer, 2021-FL6 Issuer, and 2021-FL7 Issuer (the "CLOs), respectively, as of December 31, 2021 (dollars in thousands):

CLO Facility	Tranche	Par Value Issued	Par Value Outstanding (1)	Interest Rate	Maturity Date
2018-FL4 Issuer	Tranche A	$416,827	$75,263	1M LIBOR + 105	9/15/2035
2018-FL4 Issuer	Tranche A-S	73,813	73,813	1M LIBOR + 130	9/15/2035
2018-FL4 Issuer	Tranche B	56,446	56,446	1M LIBOR + 160	9/15/2035
2018-FL4 Issuer	Tranche C	68,385	68,385	1M LIBOR + 210	9/15/2035
2018-FL4 Issuer	Tranche D	57,531	57,531	1M LIBOR + 275	9/15/2035
2018-FL4 Issuer	Tranche E	28,223	28,223	1M LIBOR + 305	9/15/2035
2019-FL5 Issuer	Tranche A	407,025	299,529	1M LIBOR + 115	5/15/2029
2019-FL5 Issuer	Tranche A-S	76,950	76,950	1M LIBOR + 148	5/15/2029
2019-FL5 Issuer	Tranche B	50,000	50,000	1M LIBOR + 140	5/15/2029
2019-FL5 Issuer	Tranche C	61,374	61,374	1M LIBOR + 200	5/15/2029
2019-FL5 Issuer	Tranche D	48,600	5,000	1M LIBOR + 240	5/15/2029
2019-FL5 Issuer	Tranche E	20,250	20,250	1M LIBOR + 285	5/15/2029
2021-FL6 Issuer	Tranche A	367,500	367,500	1M LIBOR + 110	3/15/2036
2021-FL6 Issuer	Tranche A-S	86,625	86,625	1M LIBOR + 130	3/15/2036
2021-FL6 Issuer	Tranche B	33,250	33,250	1M LIBOR + 160	3/15/2036
2021-FL6 Issuer	Tranche C	41,125	41,125	1M LIBOR + 205	3/15/2036
2021-FL6 Issuer	Tranche D	44,625	44,625	1M LIBOR + 300	3/15/2036
2021-FL6 Issuer	Tranche E	11,375	11,375	1M LIBOR + 350	3/15/2036
2021-FL7 Issuer	Tranche A	508,500	508,500	1M LIBOR + 132	12/21/2038
2021-FL7 Issuer	Tranche A-S	13,500	13,500	1M LIBOR + 165	12/21/2038
2021-FL7 Issuer	Tranche B	52,875	52,875	1M LIBOR + 205	12/21/2038
2021-FL7 Issuer	Tranche C	66,375	66,375	1M LIBOR + 230	12/21/2038
2021-FL7 Issuer	Tranche D	67,500	67,500	1M LIBOR + 275	12/21/2038
2021-FL7 Issuer	Tranche E	13,500	13,500	1M LIBOR + 340	12/21/2038
		$2,672,174	$2,179,514
________________________
(1) Excludes $320.6 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of December 31, 2021.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The following table represents the terms of the notes issued by the 2017-FL1 Issuer, 2017-FL2 Issuer, 2018-FL3 Issuer, 2018-FL4 Issuer, and 2019-FL5 Issuer (the "CLOs), respectively, as of December 31, 2020 (dollars in thousands):

CLO Facility	Tranche	Par Value Issued	Par Value Outstanding (1)	Interest Rate	Maturity Date
2018-FL3 Issuer	Tranche A	286,700	161,745	1M LIBOR + 105	10/15/2034
2018-FL3 Issuer	Tranche A-S	77,775	77,775	1M LIBOR + 135	10/15/2034
2018-FL3 Issuer	Tranche B	41,175	41,175	1M LIBOR + 165	10/15/2034
2018-FL3 Issuer	Tranche C	39,650	39,650	1M LIBOR + 255	10/15/2034
2018-FL3 Issuer	Tranche D	42,700	42,700	1M LIBOR + 345	10/15/2034
2018-FL4 Issuer	Tranche A	416,827	416,659	1M LIBOR + 105	9/15/2035
2018-FL4 Issuer	Tranche A-S	73,813	73,813	1M LIBOR + 130	9/15/2035
2018-FL4 Issuer	Tranche B	56,446	56,446	1M LIBOR + 160	9/15/2035
2018-FL4 Issuer	Tranche C	68,385	68,385	1M LIBOR + 210	9/15/2035
2018-FL4 Issuer	Tranche D	57,531	57,531	1M LIBOR + 275	9/15/2035
2019-FL5 Issuer	Tranche A	407,025	407,025	1M LIBOR + 115	5/15/2029
2019-FL5 Issuer	Tranche A-S	76,950	76,950	1M LIBOR + 148	5/15/2029
2019-FL5 Issuer	Tranche B	50,000	50,000	1M LIBOR + 140	5/15/2029
2019-FL5 Issuer	Tranche C	61,374	61,373	1M LIBOR + 200	5/15/2029
2019-FL5 Issuer	Tranche D	48,600	5,000	1M LIBOR + 240	5/15/2029
2019-FL5 Issuer	Tranche E	20,250	3,000	1M LIBOR + 285	5/15/2029
		$1,825,201	$1,639,227
________________________
(1) Excludes $267.1 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of December 31, 2020.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The below table reflects the total assets and liabilities of the Company's outstanding CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of December 31, 2021 and December 31, 2020 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE. The VIE’s are non-recourse to the Company.

Assets (dollars in thousands)	December 31, 2021	December 31, 2020
Cash and cash equivalents (1)	$187,668	$99,025
Commercial mortgage loans, held for investment, net (2)	2,629,431	2,044,956
Accrued interest receivable	5,918	5,626
Total Assets	$2,823,017	$2,149,607

Liabilities
Notes payable (3)(4)	$2,482,762	$1,892,616
Accrued interest payable	1,598	1,240
Total Liabilities	$2,484,360	$1,893,856
________________________
(1) Includes $187.0 million and $98.6 million of cash held by the servicer related to CLO loan payoffs as of December 31, 2021 and December 31, 2020.
(2) The balance is presented net of allowance for credit losses of $8.7 million and $19.4 million as of December 31, 2021 and December 31, 2020, respectively.
(3) Includes $320.6 million and $267.1 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of December 31, 2021 and December 31, 2020.
(4) The balance is presented net of deferred financing cost and discount of $17.3 million and $13.7 million as of December 31, 2021 and December 31, 2020, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 8 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019, respectively (dollars in thousands, except share amounts):

	Year Ended December 31,
Numerator	2021	2020	2019
Net income	$25,702	$54,746	$83,924
Less: Preferred stock dividends	33,587	14,920	15,337
Less: Undistributed earnings allocated to preferred stock	—	—	1,673
Net income/(loss) attributable to common shareholders (for basic and diluted earnings per share)	$(7,885)	$39,826	$66,914

Denominator
Weighted-average common shares outstanding for basic earnings per share	43,419,209	44,384,813	41,859,142
Effect of dilutive shares:
Unvested restricted shares	15,521	14,066	12,504
Weighted-average common shares outstanding for diluted earnings per share	43,434,731	44,398,879	41,871,646

Basic earnings per share	$(0.18)	$0.90	$1.60
Diluted earnings per share	$(0.18)	$0.90	$1.60
Note 9 - Stock Transactions
As of December 31, 2021 and December 31, 2020, the Company had 43,965,928 and 44,510,051 shares of common stock outstanding, respectively, including shares issued pursuant to the Company's distribution reinvestment plan (the "DRIP"), share repurchases and unvested restricted shares.
As of each of December 31, 2021 and December 31, 2020, the Company had 1,400 shares of Series C Preferred Stock outstanding. Additionally, as of December 31, 2021, the Company had 17,950 shares of Series D Preferred Stock, 39,733,299 shares of Series F Preferred Stock and 10,329,039 shares of Series E Preferred Stock outstanding. As of December 31, 2020 the Company had 0 shares of Series D Preferred Stock, Series F Preferred Stock, and Series E Preferred Stock outstanding. As of December 31, 2021 the Company had 0 shares of Series A Preferred Stock outstanding.
The following tables present the activity in the Company's Series A Preferred Stock for the periods ended December 31, 2021 and December 31, 2020, (dollars in thousands, except share amounts). In March 2021, we exchanged 14,949 shares of Series A Preferred Stock for an equivalent amount of shares of Series D Preferred Stock and sold 3,000 new shares of Series D Preferred Stock for total proceeds of $14.0 million, representing the $15.0 million aggregate liquidation preference per share of the 3,000 shares of Series D Preferred Stock sold less the accrued and unpaid dividends on the surrendered shares of Series A Preferred Stock:

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2020	40,515	$202,292
Surrender of Series A Preferred Stock in exchange for Series D Preferred Stock	(14,950)	(74,748)
Conversion of Preferred Stock (1)	(25,567)	(127,603)
Dividends paid in Preferred Stock	2	5
Offering costs	—	(14)
Amortization of offering costs	—	68
Ending Balance, December 31, 2021	—	$—
________________________
(1) In connection with the listing of the Common Stock on the NYSE, on October 19, 2021 immediately prior to the closing of the Capstead merger, each outstanding share of Series A Preferred Stock automatically converted into 299.2 shares of Common Stock, pursuant to the terms of the Series A Preferred Stock, resulting in the issuance of 7,649,632 shares of Common Stock.

Series A Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2019	40,500	$202,144
Issuance of Preferred Stock	14	70
Dividends paid in Preferred Stock	1	7
Offering costs	—	(23)
Amortization of offering costs	—	94
Ending Balance, December 31, 2020	40,515	$202,292
The following tables present the activity in the Company's Series C Preferred Stock for the periods ended December 31, 2021 and December 31, 2020, (dollars in thousands, except share amounts):

Series C Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2020	1,400	$6,962
Issuance of Preferred Stock	—	—
Dividends paid in Preferred Stock	—	—
Offering costs	—	—
Amortization of offering costs	—	9
Ending Balance, December 31, 2021	1,400	$6,971

Series C Preferred Stock	Shares	Amount
Beginning Balance, December 31, 2019	1,400	$6,966
Issuance of Preferred Stock	—	—
Dividends paid in Preferred Stock	—	—
Offering costs	—	(11)
Amortization of offering costs	—	7
Ending Balance, December 31, 2020	1,400	$6,962

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The following table presents the activity in the Company's Series D Preferred Stock for the period ended December 31, 2021 (dollars in thousands, except share amounts):

Series D Preferred Stock	Shares	Amount
Balance, December 31, 2020	—	$—
Issuance of Preferred Stock	17,950	89,748
Dividends paid in Preferred Stock	—	—
Offering Costs	—	(82)
Amortization of offering costs	—	18
Ending Balance, December 31, 2021	17,950	$89,684
As of December 31, 2020 the Company did not have any Series D Preferred Stock outstanding.
Common Stock and Series F Preferred Stock Recapitalization
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
Issuance of Common Stock and Series E Preferred Stock in the Merger with Capstead Mortgage Corporation
On October 19, 2021 (the “Closing Date”), the Company consummated the transactions contemplated by that certain Agreement and Plan of Merger, dated as of July 25, 2021, as amended pursuant to that certain First Amendment to Agreement and Plan of Merger, dated as of September 22, 2021 (as amended, the “Merger Agreement”), by and among the Company, Rodeo Sub I, LLC (“Merger Sub”), Capstead Mortgage Corporation (“Capstead”) and, solely for the purposes set forth therein, the Advisor. Pursuant to the Merger Agreement, on the Closing Date, Capstead merged with and into Merger Sub, with Merger Sub continuing as the surviving company (the “Merger”).
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
•from the Company, (A) 0.3288 newly-issued shares of the Company's Common Stock (the “Per Share Stock Payment”); and (B) a cash amount equal to $0.21 per share (the “Per Share Cash Payment” and together with the Per Share Stock Payment, the “Per Common Share FBRT Payment”); and
•from the Advisor, a cash amount equal to $0.73 per share (the “Advisor Cash Payment” and together with the Per Common Share FBRT Payment, the “Total Per Common Share Payment”).
No fractional shares of Common Stock were issued in the Merger, and the value of any fractional interests to which a former holder of Capstead Common Stock is otherwise entitled will be paid in cash.
Additionally, at the Effective Time, (i) each outstanding share of Capstead’s 7.50% Series E Cumulative Redeemable Preferred Stock, $0.10 par value per share (“Capstead Preferred Stock”), was cancelled and converted into the right to receive one newly-issued share of the Company's Series E Preferred Stock, which has the rights, preferences, and privileges and voting powers materially the same as those of the Capstead Preferred Stock. The Company filed Articles Supplementary to the Company’s charter with the SDAT, with an effective date of October 19, 2021, which designated and classified 10,329,039 shares of preferred stock as a new series of Series E Preferred Stock, with the rights, preferences and obligations set forth in the Articles Supplementary.
Furthermore, effective immediately prior to the Effective Time, all outstanding restricted stock under Capstead’s Amended and Restated 2014 Flexible Incentive Plan (the “Capstead Plan”) automatically became fully vested and non-forfeitable, and all shares of Capstead Common Stock represented thereby became eligible to receive the Total Per Common Share Payment. Also effective immediately prior to the Effective Time, all outstanding awards of performance units under the Capstead Plan automatically became earned and vested at the conversion rate of one share of Capstead Common Stock for each outstanding performance unit, and all shares of Capstead Common Stock represented thereby became eligible to receive the Total Per Common Share Payment. Each outstanding dividend equivalent right under the Capstead Plan was automatically cancelled as of the Effective Time; provided that any accrued amounts that were not paid as of immediately prior to the Effective Time were paid to the holders thereof at the Effective Time (or will be as soon as practicable thereafter but in no event later than the first payroll date following the Effective Time).
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
Per the terms of the transactions described in the Merger Agreement, approximately 31.9 million shares of Common Stock were issued in connection with the Merger to former Capstead common stockholders, and the Company paid $20.5 million in cash payments to former Capstead common stockholders. In addition, the Company issued 10.3 million shares of Series E Preferred Stock to former holders of Capstead Preferred Stock. In addition, both the Company’s Common Stock and Series E Preferred Stock were listed on the New York Stock Exchange (“NYSE”) on October 19, 2021, under the ticker symbols “FBRT” and “FBRT PRE,” respectively.
7.50% Series E cumulative redeemable preferred stock
The Series E Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. The Series E Preferred Stock ranks, with respect to rights to the payment of dividends and the distribution of assets upon its liquidation, dissolution or winding up, senior to the Common Stock and Series F Preferred Stock and on a parity with the Series C Preferred Stock and Series D Preferred Stock. The liquidation preference is $25.00 per share, plus an amount equal to any accumulated and unpaid dividends.
Holders of shares of the Series E Preferred Stock are entitled to receive, when, as and if authorized by our board of directors and declared by the Company, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 7.50% of the $25.00 per share liquidation preference per annum (equivalent to $1.875 per annum per share). Dividends on the Series E Preferred Stock are cumulative and payable quarterly in arrears.
Dividends on the Series E Preferred Stock will accumulate whether or not the Company has earnings, whether or not there are funds legally available for the payment of those dividends and whether or not those dividends are declared.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The Company may, at its option, upon not less than 30 nor more than 60 days’ written notice, redeem the Series E Preferred Stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus any accumulated and unpaid dividends thereon to, but not including, the date fixed for redemption. Upon a change of control of the Company, in the event the Company does not redeem the Series E Preferred Stock, a holder of Series E Preferred Stock will have the right to convert to Common Stock upon the terms set forth in the applicable Articles Supplementary.
The Series E Preferred Stock is listed on the New York Stock Exchange under the symbol “FBRT PRE”.
Share Repurchase Program
Prior to the listing of the Common Stock on the NYSE on October 19, 2021, the Company maintained a share repurchase program (the “SRP”) that enabled stockholders to sell their shares to the Company.
The following table reflects the number of shares repurchased under the SRP cumulatively through December 31, 2021:

	Number of Requests	Number of Shares Repurchased	Average Price per Share
Cumulative as of December 31, 2020	8,094	4,121,735	$19.88
January 1 - January 31, 2021(1)	1,355	525,580	17.53
February 1 - February 28, 2021	—	—	N/A
March 1 - March 31, 2021(1)	—	—	N/A
April 1 - April 30, 2021	—	—	N/A
May 1 - May 31, 2021(1)	—	—	N/A
June 1 - June 30, 2021	—	—	N/A
July 1 - July 31, 2021(2)	1,424	123,257	17.88
August 1 - August 31, 2021	—	—	N/A
September 1 - September 30, 2021(2)	—	—	N/A
October 1 - October 31, 2021	—	—	N/A
November 1 - November 30, 2021	—	—	N/A
December 1 - December 31, 2021	—	—	N/A
Cumulative as of December 31, 2021	10,873	4,770,572	$19.57
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
The Company’s board of directors has authorized a $65 million share repurchase program that will become operative following the conclusion of the $35 million open market share purchase program the Advisor agreed to implement in connection with the Capstead acquisition. The Company’s share repurchase program authorizes share repurchases at prices below the most recently reported book value per share as determined in accordance with GAAP. Purchases made under the Company’s program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any purchases by the Company and the Advisor will be determined by the respective teams responsible at the Company and the Advisor, as applicable, in their reasonable business judgment and consistent with the exercise of their legal duties and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Company share repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company’s and the Advisor’s share purchase programs will remain open until at least November 2022 or until the capital committed to the applicable repurchase program has been exhausted, whichever is sooner. Repurchases under the Company’s share repurchase program may be suspended from time to time at the Company’s discretion without prior notice.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 10 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of December 31, 2021 and 2020, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	December 31, 2021	December 31, 2020
2021	$—	$59,692
2022	25,864	91,420
2023	123,860	69,880
2024	271,056	7,700
2025 and beyond	37,325	—
	$458,105	$228,692
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
Capstead Merger Litigation
Five lawsuits were filed by purported stockholders of Capstead with respect to the Capstead merger. The first suit, styled as Shiva Stein v. Capstead Mortgage Corporation, et al., No. 1:21-cv-7306 (the “Stein Lawsuit”), was filed in the United States District Court for the Southern District of New York on August 31, 2021, and asserted claims against Capstead, members of the Capstead board of directors (the “Capstead Board”) and the Company. The second suit, styled as Matthew Hopkins v. Capstead Mortgage Corporation, et al., No. 1:21-cv-07369 (the “Hopkins Lawsuit”), was filed in the United States District Court for the Southern District of New York on September 1, 2021, and asserted claims against Capstead, members of the Capstead Board, the Company and the Advisor. The third suit, styled as Bryan Harrington v. Capstead Mortgage Corporation, et al., No. 1:21-cv-05080 (the “Harrington Lawsuit”), was filed in the United States District Court for the Eastern District of New York on September 11, 2021, and asserted claims against Capstead and members of the Capstead Board. The fourth suit, styled as Randy Gill v. Capstead Mortgage Corporation, et al., No. 1:21-cv-07973 (the “Gill Lawsuit”), was filed in the United States District Court for the Southern District of New York on September 24, 2021, and asserted claims against Capstead and members of the Capstead Board. The fifth suit, styled as Jordan Wilson v. Capstead Mortgage Corporation, et al., No. 1:21-cv-08147-UA (the “Wilson Lawsuit”), was filed in the United States District Court for the Southern District of New York on October 1, 2021, and asserted claims against Capstead and members of the Capstead Board. Capstead also received demand letters from two purported stockholders, Brett Braafhart and Angelo Fisichella, threatening to assert claims against Capstead and members of the Capstead Board (such demand letters, together with the Stein Lawsuit, the Hopkins Lawsuit, the Harrington Lawsuit, the Gill Lawsuit and the Wilson Lawsuit, the “Lawsuits”).
Each of the Lawsuits alleged that certain of the disclosures in the Capstead proxy statement related to the merger were deficient, and sought preliminary and injunctive relief. While Capstead believed that the disclosures set forth in the proxy statement complied fully with applicable law, in order to address certain disclosure claims in the Lawsuits, minimize the cost, risk and uncertainty inherent in litigation, avoid nuisance and preclude any efforts to delay the completion of the merger, Capstead voluntarily supplemented the proxy statement with certain supplemental disclosures. The Company, as successor to Capstead in the merger, believes the claims asserted in the Lawsuits are without merit and expressly denies all allegations in the Lawsuits, including that any additional disclosure was or is required. Subsequent to the completion of the Capstead merger, each of the Stein Lawsuit, the Hopkins Lawsuit, the Harrington Lawsuit, the Gill Lawsuit and the Wilson Lawsuit was voluntarily dismissed without prejudice.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the years ended December 31, 2021, 2020 and 2019 and the associated payable as of December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,			Payable as of December 31,
	2021	2020	2019	2021	2020
Acquisition expenses (1)	$1,203	$696	$900	$—	$—
Administrative services expenses	7,658	13,120	16,363	—	2,940
Asset management and subordinated performance fee	28,110	15,178	16,226	15,595	4,773
Other related party expenses (2)(3)	355	703	1,610	1,943	1,812
Total related party fees and reimbursements	$37,326	$29,697	$35,099	$17,538	$9,525
________________________
(1) Total acquisition fees and expenses paid during the years ended December 31, 2021, 2020 and 2019 were $15.0 million, $7.1 million and $8.4 million respectively, of which $13.8 million, $6.4 million and $7.5 million were capitalized within the commercial mortgage loans, held for investment line of the consolidated balance sheets for the years ended December 31, 2021, 2020 and 2019.
(2) These are related to reimbursable costs incurred related to the increase in loan origination activities and are included in Other expenses in the Company's consolidated statements of operations.
(3) The related party payable includes $1.9 million and $1.8 million, respectively, of payments made by the Advisor to third party vendors on behalf of the Company.
The payables as of December 31, 2021 and 2020 in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
Other Transactions
Pursuant to a lending and security agreement with Security Benefit Life Insurance Company ("SBL"), which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $2.0 million and $0.2 million of interest expense on the lending agreement with SBL for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 there was a $50.0 million outstanding balance under the lending agreement.
SBL is an entity that also holds 17,950 of the Company’s outstanding shares of Series D Preferred Stock of which, 14,950 shares were acquired in exchange for an equivalent number of shares of Series A Preferred Stock in March 2021. SBL also acquired an additional 3,000 shares of Series D Preferred Stock at the liquidation preference of $15.0 million (net of accrued and unpaid dividends on the exchanged Series A Preferred Stock) in such transaction.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
In August 2021 the Company and an investment fund managed by the Advisor entered into a joint venture agreement and formed a joint venture entity, Jeffersonville Member, LLC (the "Jeffersonville JV") to acquire a $139.5 million triple net lease property in Jeffersonville, GA. The Company has a 79% interest in the Jeffersonville JV, while the affiliated fund has a 21% interest. The Company invested a total of $109.8 million, made up of $88.7 million in debt and $21.1 million in equity, representing 79% of the ownership interest in the Jeffersonville JV. The affiliated fund made up the remaining $29.8 million composed of a $24.0 million mortgage note payable and $5.7 million in equity. The Company has control of Jeffersonville JV with 79% ownership and, therefore, consolidates Jeffersonville JV on its consolidated balance sheet. The Company's $88.7 million mortgage note payable to Jeffersonville JV is eliminated in consolidation (see Note 7 - Debt).
Note 12 - Share-Based Compensation
Share Plan
The Company maintains the Franklin BSP Realty Trust, Inc. 2021 Equity Incentive Plan (the “2021 Incentive Plan”), pursuant to which the Company may, from time to time, grant equity awards to the Company’s directors, officers and employees (if it ever has employees), employees of the Advisor and its affiliates, or certain of the Company’s consultants, advisors or other service providers to the Company or an affiliate of the Company. The 2021 Incentive Plan, which is administered by the Compensation Committee of the Board of Directors, provides for the grant of awards of share options, share appreciation rights, restricted shares, restricted share units, deferred share units, unrestricted shares, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, LTIP units and cash bonus awards.
The maximum number of shares of common stock available for issuance under the 2021 Incentive Plan is 5,500,000 shares. No awards had been made under the 2021 Incentive Plan as of December 31, 2021. The Board may amend, suspend or terminate the 2021 Incentive Plan at any time; provided that no amendment, suspension or termination may impair rights or obligations under any outstanding award without the participant’s consent or violate the 2021 Incentive Plan’s prohibition on repricing.
The Company also has an employee and director incentive restricted share plan (the "RSP"), which provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, the Advisor and its affiliates. The total number of common shares granted under the RSP shall not exceed 5.0% of the Company’s authorized common shares pursuant to the Offering, and in any event, will not exceed 4.0 million shares (as such number may be adjusted for stock splits, stock distributions, combinations and similar events). The RSP will expire on February 7, 2023.
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
As of December 31, 2021, the Company had granted 56,060 restricted shares to its independent directors, of which 5,333 were forfeited and 39,543 have vested, leaving a balance of 11,184 unvested restricted shares. As of December 31, 2020, the Company had granted 44,876 restricted shares to its independent directors, of which 5,333 were forfeited and 27,823 had vested, leaving a balance of 11,720 unvested restricted shares. The compensation expense associated with the restricted share grants was $0.2 million, $0.2 million and $0.2 million, for the years ended December 31, 2021, 2020 and 2019, respectively and are included within Other expenses line on the consolidated statements of operations.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
Financial Instruments Measured at Fair Value on a Recurring Basis
CMBS recorded in real estate securities, available for sale, measured at fair value on the consolidated balance sheets are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, and recent trades of similar real estate securities. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. As of December 31, 2020, the Company obtained third party pricing for determining the fair value of each CMBS investment, resulting in a Level II classification.
Real estate securities classified as trading, RMBS, are measured at fair value by utilizing a third party pricing service to obtain a current estimated liquid price of the securities. The RMBS are classified in Level II of the fair value hierarchy.
Commercial mortgage loans held for sale, measured at fair value in the Company's TRS are initially recorded at transaction proceeds, which are considered to be the best initial estimate of fair value. The Company engaged the services of a third party independent valuation firm to determine fair value of certain investments held by the Company. Fair value is determined using a discounted cash flow model that primarily considers changes in interest rates and credit spreads, weighted average life and current performance of the underlying collateral. Commercial mortgage loans held for sale, measured at fair value that are originated in the last month of the reporting period are held and marked to the transaction proceeds. The Company classified the commercial mortgage loans held for sale, measured at fair value as Level III.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The fair value for credit default swaps and interest rate swaps contracts are derived using pricing models that are widely accepted by marketplace participants. Credit default swaps and some interest rate swaps are traded in the OTC market. The pricing models take into account multiple inputs including specific contract terms, interest rate yield curves, interest rates, credit curves, recovery rates, and/or current credit spreads obtained from swap counterparties and other market participants. Most inputs into the models are not subjective as they are observable in the marketplace or set per the contract. Valuation is primarily determined by the difference between the contract spread and the current market spread. The contract spread (or rate) is generally fixed and the market spread is determined by the credit risk of the underlying debt or reference entity. If the underlying indices are liquid and the OTC market for the current spread is active, credit default swaps and interest rate swaps are categorized in Level II of the fair value hierarchy. If the underlying indices are illiquid and the OTC market for the current spread is not active, credit default swaps are categorized in Level III of the fair value hierarchy. The credit default swaps and interest rate swaps are generally categorized in Level II of the fair value hierarchy.
The fair value of exchange-traded swap agreements hedging RMBS repurchase agreements are calculated using the net discounted future fixed cash payments and the discounted future variable cash receipts which are based on expected future interest rates derived from observable market interest rate curves. The Company also incorporates both its own nonperformance risk and its counterparties’ nonperformance risk in determining fair value. In considering the effect of nonperformance risk, the Company considered the impact of netting and credit enhancements, such as collateral postings and guarantees, and has concluded that counterparty risk is not significant to the overall valuation. Interest rate swap agreements hedging the Company's RMBS repurchase agreements are measured at fair value on a recurring basis primarily using Level II inputs. The fair value of these derivatives are calculated including accrued interest and net of variation margin amounts received or paid through the exchange, resulting in separately presenting on the balance sheet a significantly reduced fair value amount representing the unsettled fair value of these derivatives.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no material transfers between levels within the fair value hierarchy during the years ended December 31, 2021 and December 31, 2020.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of December 31, 2021 and December 31, 2020 (dollars in thousands):

December 31, 2021	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$—	$—	$—	$—
Real estate securities, trading, measured at fair value	4,566,871	—	4,566,871	—
Commercial mortgage loans, held for sale, measured at fair value	34,718	—	—	34,718
Other real estate investments, measured at fair value	2,074	—	—	2,074
Treasury note futures	124	—	124	—
Interest rate swaps	312	—	312	—
Total assets, at fair value	$4,604,099	$—	$4,567,307	$36,792

Liabilities, at fair value
Credit default swaps	$1,142	$—	$1,142	$—
Treasury note futures	—	—	—	—
Unsecured debt-related interest rate swap agreements	31,153	—	31,153	—
Total liabilities, at fair value	$32,295	$—	$32,295	$—

December 31, 2020
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$171,136	$—	$171,136	$—
Real estate securities. trading, measured at fair value	—	—	—	—
Commercial mortgage loans, held for sale, measured at fair value	67,649	—	—	67,649
Other real estate investments, measured at fair value	2,522	—	—	2,522
Interest rate swaps	25	—	25	—
Total assets, at fair value	$241,332	$—	$171,161	$70,171

Liabilities, at fair value
Credit default swaps	$297	$—	$297	$—
Treasury note futures	106	106	—	—
Unsecured debt-related interest rate swap agreements	—	—	—	—
Total liabilities, at fair value	$403	$106	$297	$—

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. As a result, the unrealized gains and losses for assets and liabilities within the Level III category may include changes in fair value that were attributable to both observable and unobservable inputs. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of December 31, 2021 and December 31, 2020 (dollars in thousands).

Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
December 31, 2021
Commercial mortgage loans, held for sale, measured at fair value	$34,718	Discounted Cash Flow	Yield	3.4%	3.2% - 4.2%
Other real estate investments, measured at fair value	2,074	Discounted Cash Flow	Yield	10.9%	9.9% - 11.9%
December 31, 2020
Commercial mortgage loans, held for sale, measured at fair value	$67,649	Discounted Cash Flow	Yield	16.6%	15.6% - 17.6%
Other real estate investments, measured at fair value	2,522	Broker Quotes	Yield	13.2%	12.2% - 14.2%
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets. The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	December 31, 2021
	Commercial mortgage loans, held for sale, measured at fair value	Other real estate investments, measured at fair value
Beginning balance, January 1, 2021	$67,649	$2,522
Transfers into Level III (2)	—	—
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loan, held for sale	24,208	—
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	469	(19)
Net accretion	—	(3)
Purchases	420,673	—
Sales / paydowns	(478,281)	(426)
Cash repayments/receipts	—	—
Transfers out of Level III (2)	—	—
Ending Balance, December 31, 2021	$34,718	$2,074

	December 31, 2020
	Commercial mortgage loans, held for sale, measured at fair value	Other real estate investments, measured at fair value
Beginning balance, January 1, 2020	$112,562	$2,557
Transfers into Level III (2)	23,625	—
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loan, held for sale	15,931	—
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	(75)	(32)
Net accretion	—	(3)
Purchases (1)	267,552	—
Sales / paydowns (1)	(328,321)	—
Cash repayments/receipts	—	—
Transfers out of Level III (2)	(23,625)	—
December 31, 2020 balance (2)	$67,649	$2,522
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021

The fair value of cash and cash equivalents and restricted cash are measured using observable quoted market prices, or Level I inputs and their carrying value approximates their fair value. The fair value of repurchase agreements approximate their carrying value on the consolidated balance sheets due to their short-term nature, and are measured using Level II inputs.
Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans, held for investment and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of December 31, 2021 and 2020 (dollars in thousands):

		Level	Carrying Amount	Fair Value
December 31, 2021
Commercial mortgage loans, held for investment (1)	Asset	III	$4,226,888	$4,249,118
Collateralized loan obligations	Liability	III	2,162,190	2,181,571
Mortgage note payable	Liability	III	23,998	23,998
Other financing and loan participation - commercial mortgage loans	Liability	III	37,903	37,903
Unsecured debt	Liability	III	148,594	125,400
December 31, 2020
Commercial mortgage loans, held for investment (1)	Asset	III	$2,714,734	$2,724,039
Collateralized loan obligation	Liability	III	1,625,498	1,606,478
Mortgage Note Payable	Liability	III	29,167	29,167
Other financing and loan participation - commercial mortgage loans	Liability	III	31,379	31,379
________________________
(1) The carrying value is gross of $15.8 million and $20.9 million of allowance for credit losses as of December 31, 2021 and December 31, 2020, respectively.
The fair value of the commercial mortgage loans, held for investment is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The Company estimates the fair value of the collateralized loan obligations using external broker quotes. The fair value of the other financing and loan participation-commercial mortgage loans is generally estimated using a discounted cash flow analysis. At December 31, 2021, the Mortgage note payable was initially recorded at transaction proceeds, which are considered to be the best initial estimate of fair value. The fair value of the unsecured borrowings is based on discounted cash flows using Company estimates for market yields on similarly structured debt instruments.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 14 - Derivative Instruments
The Company uses derivative instruments primarily to manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.
As of December 31, 2021, the net premiums received on derivative instrument assets were $6.5 million.
The following derivative instruments were outstanding as of December 31, 2021 and December 31, 2020 (dollars in thousands):

		Fair Value
Contract type	Notional	Assets	Liabilities
As of December 31, 2021
Credit default swaps	$47,000	$—	$1,142
Interest rate swaps	3,649,500	312	—
Interest rate swaps on unsecured debt	100,000	—	31,153
Treasury note futures	360	124	—
Total	$3,796,860	$436	$32,295

As of December 31, 2020
Credit default swaps	$46,000	$—	$297
Interest rate swaps	32,517	25	—
Treasury note futures	43,500	—	106
Total	$122,017	$25	$403
The following table indicates the net realized and unrealized gains and losses on derivatives, by primary underlying risk exposure, as included in loss on derivative instruments in the consolidated statements of operations for the year ended December 31, 2021 and December 31, 2020:

	Year Ended December 31, 2021		Year Ended December 31, 2020
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss	Unrealized (Gain)/Loss	Realized (Gain)/Loss
Credit default swaps	$(101)	$650	$(143)	$323
Interest rate swaps	(7,070)	70	296	7,463
Treasury note futures	(231)	(1,478)	842	4,665
Options	—	274	—	35
Total	$(7,402)	$(484)	$995	$12,486
The following table includes disclosures regarding components of unsecured debt-related effects on interest expense and other comprehensive income for the year ended December 31, 2021 and December 31, 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Related to the statement of operations
Amount of loss reclassified from other comprehensive income (1)	$(790)	$—

Related to other comprehensive income
Amount of gain/(loss) recognized in other comprehensive income	$(852)	$—
________________________
(1) Included in interest expense in the consolidated statements of operations

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
The merger with Capstead has expanded the Company's portfolio of derivatives to additionally hedge the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day repurchase agreements. The Company attempts to mitigate exposure to higher interest rates primarily by entering into pay-fixed, receive-variable, interest rate swap agreements for terms between eighteen months and three years. From an economic perspective, this hedge relationship establishes a relatively stable fixed rate on related debt because the variable-rate payments received on the swap agreements offset a significant portion of the interest accruing on the debt, leaving the fixed-rate swap payments as the Company’s effective borrowing rate. Additionally, changes in fair value of these derivatives tend to offset opposing changes in fair value of the Company’s residential mortgage investments that can occur in response to changes in market interest rates.
Subsequent to the completion of the merger through December 31, 2021, the Company did not enter into any additional swap agreements and no swaps had matured. In the fourth quarter of 2021, the Company terminated $600 million notional amount of swaps related to the ARM portfolio requiring fixed-rate interest payments averaging 0.3%. Subsequent to December 31, 2021, the Company entered into swap agreements with notional amounts totaling $1 billion requiring fixed-rate interest payments averaging 0.98% and terminated $2.90 billion notional amount of swaps requiring fixed-rate interest payments averaging 0.28%.
At December 31, 2021, the Company’s trading securities portfolio financing-related swap positions, all of which were either SOFR or OIS-indexed, had the following characteristics (dollars in thousands):

Period of Contract Expiration	Swap Notional Amounts	Average Fixed Rates
Second quarter 2022	$400,000	0.02%
Third quarter 2022	1,200,000	0.01%
Fourth quarter 2022	800,000	0.07%
First quarter 2023	50,000	0.13%
Second quarter 2023	350,000	0.20%
Third quarter 2023	100,000	0.03%
Fourth quarter 2023	374,500	0.09%
First quarter 2024	150,000	0.28%
Second quarter 2024	225,000	0.32%
	$3,649,500
The Company has three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements with notional amounts totaling $100 million and average fixed rates of 4.09% with 20-year payment terms coinciding with the floating-rate terms of the Company’s unsecured debt that mature in 2035 and 2036. These derivatives, which are designated as cash flow hedges for accounting purposes, hedge the variability of the underlying benchmark interest rate associated with the floating-rate terms of these long-term borrowings. Subsequent to year-end, the Company terminated the entirety of its $100 million notional amount of unsecured debt-related swap agreements.
Interest rate swap agreements are measured at fair value on a recurring basis primarily using Level Two Inputs in accordance with ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). In determining fair value estimates for swaps, The Company utilizes the standard methodology of netting the discounted future fixed cash payments and the discounted future variable cash receipts which are based on expected future interest rates derived from observable market interest rate curves. The Company also incorporates both its own nonperformance risk and its counterparties’ nonperformance risk in determining fair value. In considering the effect of nonperformance risk, the Company considered the impact of netting and credit enhancements, such as collateral postings and guarantees, and has concluded that counterparty risk is not significant to the overall valuation.
The fair value of exchange-traded swap agreements hedging repurchase agreements is calculated including accrued interest and net of variation margin amounts received or paid through the exchange, resulting in separately presenting on the balance sheet a fair value amount representing the unsettled fair value of these derivatives. Non-exchange traded swap agreements held as cash flow hedges of unsecured debt are reported at fair value calculated excluding accrued interest. At December 31, 2021, Cash collateral receivable from derivative counterparties includes initial margin for all derivatives and variation margin for non-exchange traded derivatives. Accrued interest for non-exchange traded swap agreements is included in accounts payable and accrued expenses.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 15 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's derivative instruments and repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of December 31, 2021 and December 31, 2020 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral (1)	Net Amount
December 31, 2021
Derivative instruments, at fair value	$436	$—	$436	$—	$—	$436
December 31, 2020
Derivative instruments, at fair value	$25	$—	$25	$—	$—	$25

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral (1)	Net Amount
December 31, 2021
Repurchase agreements, commercial mortgage loans	$1,019,600	$—	$1,019,600	$1,460,317	$5,015	$—
Repurchase agreements, real estate securities	4,178,784	—	4,178,784	4,370,239	—	—
Derivative instruments, at fair value	32,295	—	32,295	—	64,393	—
December 31, 2020
Repurchase agreements, commercial mortgage loans	$276,340	$—	$276,340	$496,030	$5,016	$—
Repurchase agreements, real estate securities	186,828	—	186,828	245,956	1,146	—
Derivative instruments, at fair value	403	—	403	—	3,435	—
________________________
(1) These cash collateral amounts are recorded within the Restricted cash, Accounts payable and accrued expenses and Cash collateral receivable from derivative counterparties balances on the consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 16 - Segment Reporting
The Company conducts its business through the following reporting segments:
•The real estate debt business focuses on originating, acquiring and asset managing commercial real estate debt investments, including first mortgage loans, subordinate mortgages, mezzanine loans and participations in such loans.
•The real estate securities business focuses on investing in and asset managing real estate securities. Historically this business has focused primarily on CMBS, unsecured REIT debt, CDO notes and other securities. As a result of the October 2021 acquisition of Capstead, the Company acquired and continues to hold a significant portfolio of Residential Mortgage Backed Securities (“RMBS”) in the form of the ARM Agency Securities. As of December 31, 2021, all of the real estate securities in this segment were ARM Agency Securities acquired in the Capstead acquisition.
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
The following table represents the Company's operations by segment for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 (dollars in thousands):

December 31, 2021	Total	Real Estate Debt and Other Real Estate	Real Estate Securities	TRS	Real Estate Owned
Interest income	$216,890	$189,090	$24,740	$3,060	$—
Revenue from real estate owned	4,759	—	—	—	4,759
Interest expense	60,835	54,774	3,682	992	1,387
Net income/(loss)	25,702	86,863	(85,381)	13,149	11,071
Total assets as of December 31, 2021	9,474,701	4,205,883	5,054,394	72,840	141,584
December 31, 2020
Interest income	$179,872	$165,907	$10,854	$3,111	$—
Revenue from real estate owned	4,299	—	—	—	4,299
Interest expense	66,556	54,480	7,914	2,185	1,977
Net income/(loss)	54,746	66,383	(7,207)	(5,559)	1,129
Total assets as of December 31, 2020	3,189,761	2,866,790	175,088	105,364	42,519
December 31, 2019
Interest income	$195,299	$181,434	$6,149	$7,716	$—
Revenue from real estate owned	3,169	—	—	—	3,169
Interest expense	90,418	83,597	2,911	3,670	240
Net income/(loss)	83,924	61,936	3,238	19,130	(380)
Total assets as of December 31, 2019	3,540,620	2,964,233	388,170	131,193	57,024
For the purposes of the table above, any expenses not associated with a specific segment have been allocated to the business segments using a percentage derived by using the sum of commercial mortgage loans originated during the year as the denominator and commercial mortgage loans, held for investment net of allowance and commercial mortgage loans, held for sale, measured at fair value as numerator.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
Note 17 - Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRSs, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but is instead taxed as a C corporations. For financial reporting purposes, the TRSs are consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRSs. Total income tax expense (benefit) for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 were $3.6 million, $(2.1) million and $4.5 million, respectively.
The Company uses a more-likely-than-not threshold for recognition and derecognition of tax positions taken or to be taken in a tax return. The Company has assessed its tax positions for all open tax years beginning with December 31, 2018 and concluded that there were no uncertainties to be recognized. The Company’s accounting policy with respect to interest and penalties related to tax uncertainties is to classify these amounts as provision for income taxes.
Components of the provision for income taxes consist of the following (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Current expense/(benefit)
U.S. Federal	$3,093	$(2,086)	$4,076
State and local	349	370	397
Total current expense/(benefit)	$3,442	$(1,716)	$4,473
Deferred expense/(benefit)
U.S. Federal	$(1)	$—	$10
State and local	158	(346)	—
Total deferred expense/(benefit)	$157	$(346)	$10
Provision for income tax expense/(benefit)	$3,599	$(2,062)	$4,483
The tax characteristics of $1.26 distributions per common share declared during 2021 was $1.22 ordinary income and $0.04 capital gain. The tax characteristics of the $353.08 distributions per share of Series A Preferred stock declared during 2021 was $343.03 ordinary income and $10.05 capital gain. The tax characteristics of the $377.02 per share of Series C Preferred Stock and Series D Preferred stock declared during 2021 was $366.29 ordinary income and $10.73 capital gain. The tax characteristics of the $0.35 distributions per share of Series F Preferred stock declared during 2021 was $0.34 ordinary income and $0.01 capital gain. The tax characteristics of the $0.47 distributions per share of Series E Preferred stock declared during 2021 was $0.46 ordinary income and $0.01 capital gain. The ordinary income per share of each stockholder represents the amount of ordinary dividends that may be eligible for the 20% deduction applicable to qualified REIT dividends under Section 199A.
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
The Company utilizes the TRSs to reduce the impact of the prohibited transaction tax and to avoid penalty for the holding of assets not qualifying as real estate assets for purposes of the REIT asset tests. Any income associated with a TRS is fully taxable because the TRS is subject to federal and state income taxes as a domestic C corporation based upon its net income.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company utilized the carryback provision in the CARES Act relating to the 2020 tax year NOL and is awaiting the refund.
Note 18 - Merger with Capstead
On October 19, 2021, the Company, Rodeo Sub I, LLC, a wholly-owned subsidiary of the Company (“Merger Sub”), Capstead Mortgage Corporation (“Capstead”), and the Advisor completed the Merger pursuant to the terms of the Merger Agreement. On the Closing Date, Capstead merged with and into Merger Sub, with Merger Sub continuing as the surviving company.
Asset Acquisition
The Company accounted for the acquisition of Capstead in accordance with Accounting Standards Codification Topic 805, “Business Combinations,” which is referred to as ASC 805. The Company determined the transaction did not meet the definition of a business combination under ASC 805 and was accounted for as an asset acquisition since substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets, a portfolio of agency mortgage-backed securities, which Capstead previously recognized as available for sale. In an asset acquisition, goodwill is not recognized, and any excess consideration transferred over the fair value of the net identifiable assets acquired is allocated on a relative fair value basis to the acquired assets.
The Company measured the cost of the net identifiable assets acquired on the basis of the fair value of the consideration given, inclusive of transaction costs, which was determined to be more reliably measurable. The fair value of the consideration paid of $870.1 million was comprised of $579.5 million of Common Stock, $258.7 million of Series E Preferred Stock, $20.5 million of Per Share Cash Payment, and $11.3 million of transaction costs. As the cost of the acquisition exceeded the fair value of the net identifiable assets acquired, the Company allocated the difference on the basis of relative fair values to certain assets which were not carried at fair value. The amount of excess consideration, including the Company's transaction costs, was capitalized on the balance sheet as a long-lived asset at the time of acquisition. In the fourth quarter of 2021, the Company concluded the long-lived asset had no potential value to the generation of future cash flows and fully impaired the asset, recognizing an expense totaling $88.3 million in the consolidated statements of operations with an associated reduction in stockholders' equity. Included in the expense was $15.9 million of consideration associated with change-in-control severance payments and accelerated equity award vesting paid to former Capstead employees upon the completion of the merger.
The allocation of the purchase price to assets acquired and liabilities assumed is as follows (amounts in thousands):

Assets Acquired	As of October 19, 2021
Cash and cash equivalents	$174,083
Real estate securities, trading, measured at fair value	6,841,482
Prepaid expenses and other assets	275,127
Cash collateral receivable from derivative counterparties	68,969

Liabilities Assumed
Repurchase agreements and secured borrowings - real estate securities	6,421,262
Unsecured borrowings	98,574
Derivative instruments, measured at fair value	31,091
Distributions payable	1,345
Accounts payable and accrued expenses	25,606

Net Assets Acquired	781,783
Note 19 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K.

FRANKLIN BSP REALTY TRUST, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2021
(Dollars in thousands)

Description	Property Type	Face Amount	Carrying Amount	Interest Rate	Payment Terms	Maturity Date
Senior Debt 1	Hospitality	$4,858	$4,858	1 month LIBOR + 4.00%	Amortizing Balloon	12/9/2023
Senior Debt 2	Hospitality	57,075	57,075	1 month LIBOR + 5.19%	Interest Only	6/9/2019
Senior Debt 3	Multifamily	26,568	26,568	1 month LIBOR + 4.50%	Interest Only	12/31/2022
Senior Debt 4	Hospitality	22,150	22,150	1 month LIBOR + 6.00%	Interest Only	1/9/2023
Senior Debt 5	Office	6,901	6,901	1 month LIBOR + 5.15%	Interest Only	3/9/2022
Senior Debt 6	Multifamily	36,822	36,822	1 month LIBOR + 3.00%	Interest Only	3/9/2022
Senior Debt 7	Multifamily	37,025	37,025	1 month LIBOR + 3.00%	Interest Only	11/9/2022
Senior Debt 8	Hospitality	22,355	22,355	1 month LIBOR + 3.50%	Interest Only	3/9/2023
Senior Debt 9	Office	20,685	20,685	1 month LIBOR + 3.75%	Interest Only	9/9/2022
Senior Debt 10	Office	15,722	15,722	1 month LIBOR + 3.40%	Amortizing Balloon	9/9/2022
Senior Debt 11	Retail	29,500	29,452	6.50%	Interest Only	9/9/2023
Senior Debt 12	Multifamily	27,488	27,488	1 month LIBOR + 3.35%	Interest Only	11/9/2022
Senior Debt 13	Hospitality	8,285	8,285	1 month LIBOR + 4.85%	Amortizing Balloon	1/9/2023
Senior Debt 14	Office	7,125	7,125	1 month LIBOR + 3.90%	Interest Only	2/9/2022
Senior Debt 15	Hospitality	13,972	13,972	1 month LIBOR + 4.47%	Interest Only	4/9/2022
Senior Debt 16	Retail	11,924	11,924	1 month LIBOR + 3.95%	Interest Only	4/9/2022
Senior Debt 17	Office	42,631	42,601	1 month LIBOR + 3.50%	Interest Only	5/9/2022
Senior Debt 18	Retail	8,203	8,203	1 month LIBOR + 8.00%	Interest Only	9/9/2022
Senior Debt 19	Hospitality	10,580	10,570	1 month LIBOR + 4.50%	Interest Only	6/9/2022
Senior Debt 20	Hospitality	19,900	19,884	1 month LIBOR + 4.15%	Interest Only	6/9/2022
Senior Debt 21	Office	39,650	39,597	1 month LIBOR + 4.01%	Interest Only	6/9/2022
Senior Debt 22	Hospitality	20,930	20,900	1 month LIBOR + 3.75%	Interest Only	8/9/2022
Senior Debt 23	Hospitality	13,000	12,982	1 month LIBOR + 2.94%	Interest Only	10/9/2022
Senior Debt 24	Hospitality	4,987	4,988	1 month LIBOR + 4.25%	Interest Only	7/9/2023
Senior Debt 25	Hospitality	12,750	12,734	1 month LIBOR + 4.45%	Interest Only	8/9/2022
Senior Debt 26	Hospitality	10,845	10,845	1 month LIBOR + 4.50%	Interest Only	2/9/2022
Senior Debt 27	Retail	9,400	9,388	1 month LIBOR + 4.20%	Interest Only	9/9/2022
Senior Debt 28	Hospitality	34,053	34,053	1 month LIBOR + 3.99%	Amortizing Balloon	11/9/2022
Senior Debt 29	Industrial	56,933	56,933	1 month LIBOR + 3.75%	Interest Only	12/9/2021
Senior Debt 30	Office	21,825	21,777	1 month LIBOR + 3.50%	Interest Only	12/9/2022
Senior Debt 31	Hospitality	7,100	7,088	1 month LIBOR + 4.00%	Interest Only	12/9/2022
Senior Debt 32	Multifamily	15,342	15,309	1 month LIBOR + 2.75%	Interest Only	12/9/2022
Senior Debt 33	Multifamily	27,650	27,601	1 month LIBOR + 3.15%	Interest Only	12/9/2022
Senior Debt 34	Multifamily	27,094	27,064	1 month LIBOR + 2.70%	Interest Only	12/9/2022
Senior Debt 35	Multifamily	9,016	9,016	1 month LIBOR + 3.95%	Interest Only	12/9/2022
Senior Debt 36	Multifamily	25,000	24,999	1 month LIBOR + 3.30%	Interest Only	1/9/2023
Senior Debt 37	Office	25,802	25,699	1 month LIBOR + 4.35%	Interest Only	1/9/2024
Senior Debt 38	Multifamily	15,150	15,128	1 month LIBOR + 3.10%	Interest Only	2/9/2023
Senior Debt 39	Office	58,714	58,491	1 month LIBOR + 3.70%	Interest Only	2/9/2023
Senior Debt 40	Multifamily	11,739	11,723	1 month LIBOR + 3.15%	Interest Only	8/9/2022
Senior Debt 41	Office	28,083	28,025	1 month LIBOR + 2.70%	Interest Only	2/9/2023
Senior Debt 42	Manufactured Housing	1,359	1,359	5.50%	Interest Only	5/9/2025

Description	Property Type	Face Amount	Carrying Amount	Interest Rate	Payment Terms	Maturity Date
Senior Debt 43	Multifamily	7,060	7,054	1 month LIBOR + 4.75%	Interest Only	5/9/2022
Senior Debt 44	Industrial	17,038	16,983	1 month LIBOR + 6.25%	Interest Only	7/9/2023
Senior Debt 45	Multifamily	4,300	4,289	1 month LIBOR + 5.50%	Interest Only	2/9/2023
Senior Debt 46	Manufactured Housing	7,680	7,658	1 month LIBOR + 4.50%	Interest Only	8/9/2023
Senior Debt 47	Mixed Use	30,465	30,326	1 month LIBOR + 5.15%	Interest Only	8/9/2023
Senior Debt 48	Hospitality	27,000	26,921	1 month LIBOR + 6.50%	Interest Only	9/9/2023
Senior Debt 49	Multifamily	50,000	49,911	1 month LIBOR + 6.69%	Interest Only	9/9/2022
Senior Debt 50	Self Storage	29,895	29,807	1 month LIBOR + 5.00%	Interest Only	9/9/2023
Senior Debt 51	Multifamily	14,183	14,150	1 month LIBOR + 4.75%	Interest Only	9/9/2022
Senior Debt 52	Manufactured Housing	3,400	3,393	1 month LIBOR + 5.00%	Interest Only	9/9/2022
Senior Debt 53	Multifamily	27,550	27,500	1 month LIBOR + 5.75%	Interest Only	9/9/2022
Senior Debt 54	Manufactured Housing	5,020	5,004	1 month LIBOR + 5.25%	Interest Only	10/9/2023
Senior Debt 55	Office	18,603	18,542	1 month LIBOR + 4.50%	Interest Only	10/9/2023
Senior Debt 56	Office	67,651	67,384	5.15%	Interest Only	10/9/2025
Senior Debt 57	Office	30,900	30,748	1 month LIBOR + 5.20%	Interest Only	10/9/2023
Senior Debt 58	Self Storage	11,600	11,574	1 month LIBOR + 4.76%	Interest Only	11/9/2022
Senior Debt 59	Manufactured Housing	5,000	4,957	1 month LIBOR + 5.90%	Interest Only	5/9/2023
Senior Debt 60	Office	12,750	12,705	1 month LIBOR + 5.00%	Interest Only	11/9/2023
Senior Debt 61	Multifamily	43,320	43,151	1 month LIBOR + 4.35%	Interest Only	11/9/2023
Senior Debt 62	Multifamily	37,674	37,539	1 month LIBOR + 4.45%	Interest Only	11/9/2023
Senior Debt 63	Multifamily	8,763	8,730	1 month LIBOR + 5.50%	Interest Only	11/9/2023
Senior Debt 64	Retail	11,963	11,928	1 month LIBOR + 4.87%	Interest Only	5/9/2022
Senior Debt 65	Multifamily	5,730	5,712	1 month LIBOR + 5.00%	Interest Only	6/9/2023
Senior Debt 66	Multifamily	18,800	18,658	1 month LIBOR + 4.00%	Interest Only	12/9/2024
Senior Debt 67	Industrial	14,985	14,923	1 month LIBOR + 4.50%	Interest Only	12/9/2023
Senior Debt 68	Office	11,981	11,932	1 month LIBOR + 5.50%	Interest Only	1/9/2024
Senior Debt 69	Multifamily	11,820	11,769	1 month LIBOR + 4.55%	Interest Only	2/9/2024
Senior Debt 70	Multifamily	21,000	20,920	1 month LIBOR + 4.60%	Interest Only	1/9/2024
Senior Debt 71	Office	26,000	25,932	1 month LIBOR + 5.00%	Interest Only	1/9/2023
Senior Debt 72	Multifamily	54,500	54,422	1 month LIBOR + 3.80%	Interest Only	2/9/2023
Senior Debt 73	Multifamily	11,672	11,620	1 month LIBOR + 3.50%	Interest Only	2/9/2024
Senior Debt 74	Multifamily	21,000	20,956	1 month LIBOR + 4.95%	Interest Only	8/9/2022
Senior Debt 75	Office	43,751	43,518	1 month LIBOR + 3.94%	Interest Only	3/9/2024
Senior Debt 76 (3)	Multifamily	—	—	1 month LIBOR + 7.25%	Interest Only	2/9/2024
Senior Debt 77	Multifamily	5,400	5,384	1 month LIBOR + 5.25%	Interest Only	2/9/2023
Senior Debt 78	Hospitality	23,000	22,914	1 month LIBOR + 5.79%	Interest Only	3/9/2024
Senior Debt 79	Multifamily	32,856	32,742	1 month LIBOR + 6.75%	Interest Only	3/9/2023
Senior Debt 80	Multifamily	12,325	12,278	1 month LIBOR + 4.50%	Interest Only	3/9/2024
Senior Debt 81	Multifamily	6,300	6,262	1 month LIBOR + 5.35%	Interest Only	9/9/2023
Senior Debt 82	Multifamily	31,023	30,955	1 month LIBOR + 3.00%	Interest Only	4/9/2024
Senior Debt 83	Multifamily	11,936	11,881	1 month LIBOR + 4.25%	Interest Only	4/9/2024
Senior Debt 84	Multifamily	5,575	5,556	1 month LIBOR + 4.50%	Interest Only	4/9/2023
Senior Debt 85	Multifamily	53,178	53,081	1 month LIBOR + 3.00%	Interest Only	4/9/2023
Senior Debt 86	Multifamily	14,045	14,012	1 month LIBOR + 3.39%	Interest Only	4/9/2024
Senior Debt 87	Multifamily	8,301	8,263	1 month LIBOR + 3.80%	Interest Only	4/9/2024

Description	Property Type	Face Amount	Carrying Amount	Interest Rate	Payment Terms	Maturity Date
Senior Debt 88	Multifamily	13,582	13,533	1 month LIBOR + 4.50%	Interest Only	10/9/2023
Senior Debt 89	Multifamily	18,277	18,200	1 month LIBOR + 5.25%	Interest Only	4/9/2024
Senior Debt 90	Multifamily	17,985	17,938	1 month LIBOR + 3.60%	Interest Only	4/9/2024
Senior Debt 91	Multifamily	41,823	41,808	1 month LIBOR + 2.95%	Interest Only	4/9/2026
Senior Debt 92	Hospitality	25,785	25,686	1 month LIBOR + 5.60%	Interest Only	5/9/2023
Senior Debt 93	Mixed Use	32,500	32,395	1 month LIBOR + 3.70%	Interest Only	7/9/2023
Senior Debt 94	Multifamily	12,688	12,636	1 month LIBOR + 3.75%	Interest Only	4/9/2023
Senior Debt 95	Multifamily	70,620	70,570	1 month LIBOR + 2.95%	Interest Only	4/9/2026
Senior Debt 96	Multifamily	20,321	20,168	1 month LIBOR + 3.35%	Interest Only	5/9/2024
Senior Debt 97	Multifamily	28,318	28,299	1 month LIBOR + 2.95%	Interest Only	4/9/2026
Senior Debt 98	Multifamily	34,998	34,984	1 month LIBOR + 2.95%	Interest Only	4/9/2026
Senior Debt 99	Multifamily	32,557	32,546	1 month LIBOR + 2.95%	Interest Only	4/9/2026
Senior Debt 100	Hospitality	25,771	25,563	1 month LIBOR + 9.00%	Interest Only	5/9/2024
Senior Debt 101	Self Storage	15,000	14,948	1 month LIBOR + 4.26%	Interest Only	5/9/2023
Senior Debt 102	Multifamily	24,248	24,142	1 month LIBOR + 3.25%	Interest Only	6/9/2023
Senior Debt 103	Office	6,800	6,774	1 month LIBOR + 5.25%	Interest Only	11/9/2023
Senior Debt 104	Multifamily	12,792	11,546	1 month LIBOR + 6.50%	Interest Only	6/9/2024
Senior Debt 105	Multifamily	10,391	10,339	1 month LIBOR + 3.15%	Interest Only	7/9/2024
Senior Debt 106	Hospitality	17,449	17,346	1 month LIBOR + 5.35%	Interest Only	6/9/2023
Senior Debt 107	Hospitality	28,000	27,807	1 month LIBOR + 6.25%	Interest Only	6/9/2024
Senior Debt 108	Multifamily	31,900	31,716	1 month LIBOR + 3.15%	Interest Only	7/9/2026
Senior Debt 109	Multifamily	37,260	37,164	1 month LIBOR + 3.40%	Interest Only	6/9/2024
Senior Debt 110 (4)	Multifamily	—	—	1 month LIBOR + 8.00%	Interest Only	8/9/2024
Senior Debt 111	Multifamily	29,500	29,370	1 month LIBOR + 2.88%	Interest Only	8/9/2024
Senior Debt 112	Multifamily	10,050	10,009	1 month LIBOR + 4.50%	Interest Only	8/9/2023
Senior Debt 113	Multifamily	13,259	13,168	1 month LIBOR + 3.75%	Interest Only	10/9/2023
Senior Debt 114	Multifamily	29,250	29,103	1 month LIBOR + 3.00%	Interest Only	9/9/2024
Senior Debt 115	Multifamily	34,077	33,789	1 month LIBOR + 3.15%	Interest Only	10/9/2024
Senior Debt 116	Multifamily	42,850	42,677	1 month LIBOR + 3.40%	Interest Only	9/9/2023
Senior Debt 117	Multifamily	35,020	34,859	1 month LIBOR + 3.64%	Interest Only	10/9/2024
Senior Debt 118	Multifamily	8,500	8,460	1 month LIBOR + 3.75%	Interest Only	9/9/2024
Senior Debt 119	Multifamily	14,200	14,130	1 month LIBOR + 3.15%	Interest Only	9/9/2023
Senior Debt 120	Multifamily	13,350	13,284	1 month LIBOR + 3.75%	Interest Only	10/9/2023
Senior Debt 121	Multifamily	66,650	66,002	1 month LIBOR + 3.25%	Interest Only	10/9/2024
Senior Debt 122	Multifamily	18,750	18,688	1 month LIBOR + 2.95%	Interest Only	10/9/2024
Senior Debt 123	Multifamily	9,099	9,036	1 month LIBOR + 3.75%	Interest Only	10/9/2024
Senior Debt 124	Multifamily	26,160	26,024	1 month LIBOR + 3.20%	Interest Only	10/9/2024
Senior Debt 125	Hospitality	17,370	17,292	1 month LIBOR + 5.25%	Interest Only	10/9/2023
Senior Debt 126	Hospitality	16,500	16,423	1 month LIBOR + 7.10%	Interest Only	11/9/2023
Senior Debt 127	Multifamily	13,168	13,097	1 month LIBOR + 3.40%	Interest Only	10/9/2023
Senior Debt 128	Multifamily	88,500	88,499	1 month LIBOR + 2.75%	Interest Only	10/9/2024
Senior Debt 129	Multifamily	56,150	55,878	1 month LIBOR + 3.10%	Interest Only	10/9/2024
Senior Debt 130	Multifamily	36,750	36,540	1 month LIBOR + 2.90%	Interest Only	11/9/2026
Senior Debt 131	Multifamily	52,192	51,872	1 month LIBOR + 3.10%	Interest Only	12/9/2023
Senior Debt 132	Multifamily	37,100	36,940	1 month LIBOR + 2.90%	Interest Only	12/9/2024

Description	Property Type	Face Amount	Carrying Amount	Interest Rate	Payment Terms	Maturity Date
Senior Debt 133	Multifamily	60,267	60,005	1 month LIBOR + 2.85%	Interest Only	11/9/2023
Senior Debt 134	Multifamily	30,600	30,543	1 month LIBOR + 2.65%	Interest Only	11/9/2023
Senior Debt 135	Multifamily	30,650	30,476	1 month LIBOR + 3.25%	Interest Only	12/9/2024
Senior Debt 136	Multifamily	62,850	62,556	1 month LIBOR + 3.35%	Interest Only	12/9/2023
Senior Debt 137	Multifamily	42,474	42,231	1 month LIBOR + 3.00%	Interest Only	12/9/2023
Senior Debt 138	Multifamily	46,080	45,821	1 month LIBOR + 2.75%	Interest Only	11/9/2025
Senior Debt 139	Multifamily	28,880	28,745	1 month LIBOR + 2.90%	Interest Only	12/9/2024
Senior Debt 140	Manufactured Housing	6,700	6,666	1 month LIBOR + 4.50%	Interest Only	12/9/2024
Senior Debt 141	Multifamily	58,680	58,393	1 month LIBOR + 3.45%	Interest Only	1/9/2024
Senior Debt 142	Multifamily	26,600	26,459	1 month LIBOR + 2.90%	Interest Only	12/9/2023
Senior Debt 143	Multifamily	12,478	12,393	1 month LIBOR + 3.20%	Interest Only	12/9/2024
Senior Debt 144	Multifamily	35,996	35,801	1 month LIBOR + 3.00%	Interest Only	12/9/2024
Senior Debt 145	Multifamily	32,250	32,068	1 month LIBOR + 3.20%	Interest Only	12/9/2023
Senior Debt 146	Multifamily	38,631	38,394	1 month LIBOR + 2.90%	Interest Only	12/9/2023
Senior Debt 147	Multifamily	64,281	63,917	1 month LIBOR + 2.88%	Interest Only	12/9/2023
Senior Debt 148	Multifamily	62,003	61,654	1 month LIBOR + 2.88%	Interest Only	12/9/2023
Senior Debt 149	Multifamily	16,570	16,467	1 month SOFR + 3.50%	Interest Only	1/9/2024
Senior Debt 150	Multifamily	56,930	56,757	1 month LIBOR + 2.75%	Interest Only	12/9/2024
Senior Debt 151	Multifamily	65,000	64,592	1 month SOFR + 5.14%	Interest Only	7/9/2023
Senior Debt 152	Multifamily	22,240	22,122	1 month SOFR + 2.96%	Interest Only	1/9/2024
Senior Debt 153	Multifamily	25,573	25,441	1 month SOFR + 2.96%	Interest Only	1/9/2025
Senior Debt 154	Multifamily	31,678	31,383	1 month SOFR + 3.20%	Interest Only	1/9/2024
Senior Debt 155	Multifamily	78,050	77,650	1 month SOFR + 3.45%	Interest Only	1/9/2027
Senior Debt 156	Multifamily	77,870	77,632	1 month LIBOR + 3.21%	Interest Only	1/9/2025
Senior Debt 157	Multifamily	24,000	23,881	1 month SOFR + 3.11%	Interest Only	1/9/2024
Senior Debt 158	Retail	31,000	30,845	1 month SOFR + 3.29%	Interest Only	1/9/2025
Senior Debt 159	Multifamily	47,444	47,208	1 month SOFR + 2.86%	Interest Only	1/9/2024
Senior Debt 160	Multifamily	36,824	36,639	1 month SOFR + 2.86%	Interest Only	1/9/2024
Senior Debt 161	Hospitality	17,169	17,169	5.99%	Amortizing Balloon	10/6/2023
Mezzanine Loan 1	Multifamily	6,500	6,488	1 month LIBOR + 10.25%	Interest Only	9/9/2022
Mezzanine Loan 2	Multifamily	3,000	3,000	1 month LIBOR + 9.20%	Interest Only	3/9/2022
Mezzanine Loan 3	Multifamily	10,000	9,951	1 month SOFR + 15.29%	Interest Only	7/9/2023
Mezzanine Loan 4	Retail	3,000	2,985	1 month SOFR + 12.00%	Interest Only	1/9/2025
		$4,242,962	$4,226,888