Form 10-Q
period 2022-03-31
Franklin BSP Realty Trust, Inc.
filed 2022-05-04
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2022
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of April 29, 2022 was 83,691,399.

FRANKLIN BSP REALTY TRUST, INC.

i

PART I
Item 1. Consolidated Financial Statements and Notes (unaudited)

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
Cash and cash equivalents	$117,064	$154,929
Restricted cash	12,467	13,270
Commercial mortgage loans, held for investment, net of allowance of $14,933 and $15,827 as of March 31, 2022 and December 31, 2021, respectively	4,530,451	4,211,061
Commercial mortgage loans, held for sale, measured at fair value	107,978	34,718
Real estate securities, trading, measured at fair value	1,949,336	4,566,871
Derivative instruments, measured at fair value	478	436
Other real estate investments, measured at fair value	—	2,074
Receivable for loan repayment (1)	204,833	252,351
Accrued interest receivable	24,787	30,109
Prepaid expenses and other assets	18,430	13,595
Intangible lease asset, net of amortization	47,752	48,472
Real estate owned, net of depreciation	89,473	90,048
Cash collateral receivable from derivative counterparties	9,106	56,767
Total assets	$7,112,155	$9,474,701
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$2,883,887	$2,162,190
Repurchase agreements - commercial mortgage loans	522,890	1,019,600
Repurchase agreements - real estate securities	1,714,541	4,178,784
Mortgage note payable	23,998	23,998
Other financing and loan participation - commercial mortgage loans	40,199	37,903
Unsecured debt	98,620	148,594
Derivative instruments, measured at fair value	3,753	32,295
Interest payable	3,309	2,692
Distributions payable	36,735	30,346
Accounts payable and accrued expenses	12,857	12,705
Due to affiliates	21,898	17,538
Total liabilities	$5,362,687	$7,666,645
Commitment and contingencies (See Note 10)
Redeemable convertible preferred stock Series C, $0.01 par value, 20,000 authorized and 1,400 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	6,973	6,971
Redeemable convertible preferred stock Series D, $0.01 par value, 20,000 authorized and 17,950 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	89,691	89,684
Equity:
Preferred stock, $0.01 par value, 10,000,000 authorized and none issued or outstanding as of March 31, 2022 and December 31, 2021, respectively		—
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 7.5% Cumulative Redeemable Preferred Stock, Series E, 10,329,039 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	258,742	258,742
Series F Preferred stock, $0.01 par value, 40,000,000 authorized and 39,733,299 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	710,431	710,431
Common stock, $0.01 par value, 900,000,000 shares authorized, 44,471,127 and 43,965,928 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	441	441
Additional paid-in capital	903,855	903,264
Accumulated other comprehensive income (loss)	—	(62)
Accumulated deficit	(226,429)	(167,179)
Total stockholders' equity	$1,647,040	$1,705,637
Non-controlling interest	5,764	5,764
Total equity	$1,652,804	$1,711,401
Total liabilities, redeemable convertible preferred stock and equity	$7,112,155	$9,474,701
__________________________________
(1) Includes $177.4 million and $187.0 million of cash held by servicer related to the CLOs as of March 31, 2022 and December 31, 2021, respectively, as well as $27.4 million and $65.3 million of RMBS principal paydowns receivable as of March 31, 2022 and December 31, 2021, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Income:
Interest income	$75,258	$42,237
Less: Interest expense	22,480	11,369
Net interest income	52,778	30,868
Revenue from real estate owned	2,312	716
Total income	$55,090	$31,584
Expenses:
Asset management and subordinated performance fee	6,745	5,416
Acquisition expenses	315	153
Administrative services expenses	3,353	3,474
Professional fees	6,659	1,997
Depreciation and amortization	1,295	406
Other expenses	1,762	495
Total expenses	$20,129	$11,941
Other (income)/loss:
Provision/(benefit) for credit losses	(955)	(2,331)
Realized (gain)/loss on sale of real estate securities	—	1,060
Realized (gain)/loss on sale of commercial mortgage loans, held for sale, measured at fair value	(1,889)	(6,630)
Realized (gain)/loss on other real estate investments, measured at fair value	33	—
Unrealized (gain)/loss on commercial mortgage loans, held for sale, measured at fair value	939	(479)
Unrealized (gain)/loss on other real estate investments, measured at fair value	(4)	(6)
Trading (gain)/loss	88,435	—
Unrealized (gain)/loss on derivatives	4,963	(2,109)
Realized (gain)/loss on derivatives	(34,030)	(1,978)
Total other (income)/loss	$57,492	$(12,473)
Income before taxes	(22,531)	32,116
Provision/(benefit) for income tax	(24)	1,970
Net income/(loss)	$(22,507)	$30,146
Net income/(loss) applicable to common stock	$(43,518)	$23,408

Basic earnings per share	$(0.99)	$0.53
Diluted earnings per share	$(0.99)	$0.53
Basic weighted average shares outstanding	43,956,965	44,290,177
Diluted weighted average shares outstanding	43,956,965	44,306,065

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income/(loss)	$(22,507)	$30,146

Unrealized gain/(loss) on available for sale securities	—	8,042
Amounts related to cash flow hedges:
Change in net unrealized gain/(loss)	(220)	—
Reclassification adjustment for amounts included in net income/(loss)	282	—
	$62	$—
Comprehensive income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$(22,445)	$38,188

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Preferred E	Preferred F	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2021	43,965,928	$441	$903,264	$(62)	$(167,179)	$258,742	$710,431	$1,705,637	$5,764	$1,711,401
Issuance of common stock	—	—	—	—	—	—	—	—	—	—
Common stock repurchases	—	—	—	—	—	—	—	—	—	—
Common stock issued through distribution reinvestment plan	5,982	—	91	—	—	—	—	91	—	91
Share-based compensation	499,217	—	500	—	—	—	—	500	—	500
Offering costs	—	—	—	—	—	—	—	—	—	—
Net income/(loss)	—	—	—	—	(22,507)	—	—	(22,507)	—	(22,507)
Distributions declared	—	—	—	—	(36,743)	—	—	(36,743)	—	(36,743)
Other comprehensive income	—	—	—	62	—	—	—	62	—	62
Balance, March 31, 2022	44,471,127	$441	$903,855	$—	$(226,429)	$258,742	$710,431	$1,647,040	$5,764	$1,652,804

Balance, December 31, 2020	44,510,051	$446	$912,725	$(8,256)	$(106,471)	$—	$—	$798,444	$—	$798,444
Issuance of common stock	—	—	—	—	—	—	—	—	—	—
Common stock repurchases	(521,796)	(5)	(9,142)	—	—	—	—	(9,147)	—	(9,147)
Common stock issued through distribution reinvestment plan	147,404	2	2,583	—	—	—	—	2,585	—	2,585
Share-based compensation	—	—	55	—	—	—	—	55	—	55
Offering costs	—	—	(21)	—	—	—	—	(21)	—	(21)
Net income/(loss)	—	—	—	—	30,146	—	—	30,146	—	30,146
Distributions declared	—	—	—	—	(15,644)	—	—	(15,644)	—	(15,644)
Other comprehensive income	—	—	—	8,042	—	—	—	8,042	—	8,042
Balance, March 31, 2021	44,135,659	$443	$906,200	$(214)	$(91,969)	$—	$—	$814,460	$—	$814,460
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income/(loss)	$(22,507)	$30,146
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Premium amortization and (discount accretion), net	$(2,542)	$(1,169)
Accretion of deferred commitment fees	(2,219)	(1,488)
Amortization of deferred financing costs	1,403	1,335
Share-based compensation	500	55
Realized (gain)/loss from sale of real estate securities	—	1,060
Realized (gain)/loss from sale of other real estate investments	33	—
Realized (gain)/loss on swap terminations	(34,378)	—
Realized and unrealized gain/loss on real estate securities, trading	88,435	—
Unrealized (gain)/loss from commercial mortgage loans, held for sale	939	(479)
Unrealized (gain)/loss from derivative instruments	4,963	(2,109)
Unrealized (gain)/loss from other real estate investments	(4)	(6)
Depreciation and amortization	1,295	406
Provision/(benefit) for credit losses	(955)	(2,331)
Origination of commercial mortgage loans, held for sale	(150,300)	(166,360)
Proceeds from sale of commercial mortgage loans, held for sale	76,100	141,372
Changes in assets and liabilities:
Accrued interest receivable	7,542	308
Prepaid expenses and other assets	(5,807)	1,850
Accounts payable and accrued expenses	239	1,570
Due to affiliates	4,360	952
Interest payable	617	(664)
Net cash (used in)/provided by operating activities	$(32,286)	$4,448
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(636,465)	$(520,849)
Principal repayments received on commercial mortgage loans, held for investment	330,130	52,800
Proceeds from (purchase)/sale of other real estate investments	2,045	—
Proceeds from sale/repayment of real estate securities	2,190,143	159,254
Principal collateral on mortgage investments	376,857	—
Proceeds from (purchase)/sale of derivative instruments	148	973
Net cash (used in)/provided by investing activities	$2,262,858	$(307,822)
Cash flows from financing activities:
Proceeds from issuances of redeemable convertible preferred stock	$—	$15,000
Common stock repurchases	—	(9,147)
Borrowings on collateralized loan obligations	960,000	573,125
Repayments of collateralized loan obligations	(235,139)	(119,425)
Borrowings on repurchase agreements - commercial mortgage loans	474,466	168,655
Repayments of repurchase agreements - commercial mortgage loans	(971,176)	(292,070)
Borrowings on repurchase agreements - real estate securities	11,937,334	168,550
Repayments of repurchase agreements - real estate securities	(14,401,577)	(267,106)

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Proceeds from other financing and loan participation - commercial mortgage loans	2,296	2,638
Borrowings on unsecured debt	—	100,000
Repayments of unsecured debt	(50,000)	—
Payments of deferred financing costs	(3,595)	(3,944)
Cash collateral received on interest rate swaps	47,661	—
Proceeds from interest rate swap settlements	744	—
Distributions paid	(30,254)	(14,136)
Net cash (used in)/provided by financing activities:	$(2,269,240)	$322,140
Net change in cash, cash equivalents and restricted cash	(38,668)	18,766
Cash, cash equivalents and restricted cash, beginning of period	168,199	92,141
Cash, cash equivalents and restricted cash, end of period	$129,531	$110,907

Supplemental disclosures of cash flow information:
Taxes paid	$—	$—
Interest paid	20,460	10,698

Supplemental disclosures of non - cash flow information:
Distribution payable	$36,735	$14,585
Common stock issued through distribution reinvestment plan	91	2,585
Real estate owned received in foreclosure	—	37,523

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$117,064	$99,099
Restricted cash	12,467	11,808
Cash, cash equivalents and restricted cash, end of period	$129,531	$110,907
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans which the Company intends to sell through its TRS into commercial mortgage-backed securities ("CMBS") securitization transactions. Historically this business has focused primarily on CMBS, unsecured REIT debt, collateralized debt obligations ("CDOs") and other securities. As a result of the October 2021 acquisition of Capstead Mortgage Corporation ("Capstead"), the Company acquired and continues to hold a significant portfolio of residential mortgage backed securities (“RMBS”) in the form of residential adjustable-rate mortgage pass-through securities ("ARM Agency Securities") issued and guaranteed by government-sponsored enterprises or by an agency of the federal government. The Company also owns real estate acquired by the Company through foreclosure and deed in lieu of foreclosure, and purchased for investment, typically subject to triple net leases.
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
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2021, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 25, 2022.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
March 31, 2022
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
Amounts capitalized to real estate owned consist of the cost of acquisition or construction, any tenant improvements or major improvements, betterments that extend the useful life of the related asset, and transaction costs associated with the acquisition of an individual asset that does not qualify as a business combination. All repairs and maintenance are expensed as incurred. Additionally, the Company capitalizes interest while the development, or redevelopment, of a real estate owned asset is in progress. No development or redevelopments of real estate owned assets are in progress as of March 31, 2022.
The Company’s real estate owned assets are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Furniture, fixtures, and equipment	15 years
Site Improvements	5 - 25 years
Intangible lease assets	Lease term
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
March 31, 2022
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
Credit Losses
The allowance for credit losses required under Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments Credit Losses, is deducted from the respective loans’ amortized cost basis on the Company’s consolidated balance sheets. The allowance for credit losses attributed to unfunded loan commitments is included in Accounts payable and accrued expenses on the consolidated balance sheets.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
In measuring the allowance for credit losses for financial instruments including our unfunded loan commitments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the allowance for credit losses is calculated as the product of PD, LGD and exposure at default (“EAD”). The Company’s model principally utilizes historical loss rates derived from a commercial mortgage backed securities database with historical losses from 1998 to 2021 provided by a reputable third party, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by an immediate reversion to average historical losses. For financial instruments assessed on an individual basis, including when it is probable that the Company will be unable to collect the full payment of principal and interest on the instrument, the Company applies a discounted cash flow (“DCF”) methodology.
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
The Company has elected to not measure an allowance for credit losses for accrued interest receivable as it is timely, following three months' time, reversed against interest income when a loan, real estate security or preferred equity investment is placed on nonaccrual status. The Company did not record reversals of accrued interest receivable during the three months ended March 31, 2022. Loans are charged off against the Provision/(benefit) for credit losses when all or a portion of the principal amount is determined to be uncollectible.
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
March 31, 2022
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
Real Estate Securities
Available For Sale
On the acquisition date, all of the Company’s commercial real estate securities were classified as available for sale ("AFS") and carried at fair value, and subsequently any unrealized gains or losses are recognized as a component of accumulated other comprehensive income or loss. The Company may elect the fair value option for its real estate securities, and as a result, any unrealized gains or losses on such real estate securities will be recorded in the Company’s consolidated statements of operations. No such election was made as of March 31, 2022. Related discounts, premiums and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the Company’s consolidated statements of operations. The Company uses the specific identification method in determining the cost relief for real estate securities sold. Realized gains and losses from the sale of real estate securities are included in the Company’s consolidated statements of operations.
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
Trading
In the merger with Capstead, the Company acquired a portfolio of residential mortgage pass-through securities consisting primarily of adjustable-rate mortgage ("ARM") securities issued and guaranteed by government-sponsored enterprises, either Fannie Mae, Freddie Mac, or by an agency of the federal government, Ginnie Mae. Together these securities are referred to as "ARM Agency Securities" and are classified as "trading".
ARM Agency Securities are recorded at fair value on the balance sheet with trading gains and losses on the paydowns and sales of these securities recorded in the Company's consolidated statements of operations. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors such as market liquidity conditions and the perceived credit quality of agency securities. Judgment is required to interpret market data and develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity.
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
March 31, 2022
(Unaudited)
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
Offering and Related Costs
Since 2018, the Company has from time to time offered, and may in the future offer, shares of the Company’s common stock or one or more series of its preferred stock, including its Series C convertible preferred stock (the “Series C Preferred Stock,”) and Series D convertible preferred stock (the “Series D Preferred Stock”) in private placements exempt from the registration requirements of the Securities Act of 1933, as amended. In connection with these offerings, the Company incurs various offering costs. These offering costs include but are not limited to legal, accounting, printing, mailing and filing fees, and diligence expenses of broker-dealers. Offering costs for the common stock are recorded in the Company’s stockholders’ equity, while the offering costs for the Series C Preferred Stock and Series D Preferred Stock are included within Series C Preferred Stock and Series D Preferred Stock, respectively, on the Company’s consolidated balance sheets.
Equity Incentive Plan
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
In January 2022, the Company began issuing awards of restricted stock units ("RSUs") to its officers and certain other personnel of the Advisor who provide services to the Company. These awards are service-based and vest in equal annual installments beginning on the anniversary of the date of grant over a period of three years, subject to continuing service. One share of the Company’s common stock will be issued for each unit that vests. These awards also grant non-forfeitable dividend equivalent rights equal to the cash dividend paid in the ordinary course on a common share to the Company's common shareholders. Upon termination for any reason, all unvested RSUs will be forfeited by the grantee, who will be given no further rights to such RSUs.
Restricted Share Plan
The Company also has an Amended and Restated Employee and Director Incentive Restricted Share Plan (the "RSP"), which provides the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, the Advisor and its affiliates. The total number of common shares granted under the RSP shall not exceed 5% of the Company’s authorized common shares, and in any event, will not exceed 4.0 million shares (as such number may be adjusted for stock splits, stock distributions, combinations and similar events). The RSP will expire on February 7, 2023.
Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. The fair value of the restricted share awards are expensed over the vesting period.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
On December 17, 2021, the Company amended and restated the DRIP (the “Amended DRIP”) in recognition of the listing of the Company’s common stock on the New York Stock Exchange (“NYSE”). Shares of common stock purchased through the Amended DRIP for dividend reinvestments are supplied either directly by the Company as newly issued shares or via purchases by the DRIP administrator of shares of common stock on the open market, at the Company’s option. If the shares are purchased in the open market, the purchase price will be the average price per share of shares purchased; if the shares are purchased directly from the Company, the purchase price will generally be the average of the daily high and low sales prices for a share of common stock reported by the NYSE on the dividend payment date authorized by the Company’s board of directors. The Company may suspend, modify or terminate the Amended DRIP at any time in its sole discretion.
Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRSs, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as C corporations. For financial reporting purposes, the TRSs are consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRSs. Total income tax provision/(benefit) for the three months ended March 31, 2022 and March 31, 2021 was $(24) thousand and $2.0 million, respectively.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Per Share Data
The Series C Preferred Stock, Series D Preferred Stock and Series F Preferred Stock are each considered a participating security and the Company calculates basic earnings per share using the two-class method. The Company’s dilutive earnings per share calculation is computed using the more dilutive result of the treasury stock method, assuming the participating security is a potential common share, or the two-class method, assuming the participating security is not converted. The Company calculates basic earnings per share by dividing net income applicable to common stock for the period by the weighted-average number of shares of common stock outstanding for that period. Diluted earnings per share reflects the potential dilution that could occur from shares outstanding if potential shares of common stock with a dilutive effect have been issued in connection with the restricted stock plan or upon conversion of the outstanding shares of Series C Preferred Stock and Series D Preferred Stock, except when doing so would be anti-dilutive.
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
•The real estate securities business focuses on investing in and asset managing real estate securities. Historically this business has focused primarily on CMBS, unsecured REIT debt, CDO notes and other securities. As a result of the October 2021 acquisition of Capstead, the Company acquired and continues to hold a significant portfolio of RMBS in the form of the ARM Agency Securities. The Company intends to reinvest the cash and proceeds from dividends, interest, repayments and sales of these assets into its other segments and does not intend to continue to invest in ARM Agency Securities or RMBS in general. As of March 31, 2022, all of the real estate securities in this segment were ARM Agency Securities acquired in the Capstead acquisition.
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
See Note 16 - Segment Reporting for further information regarding the Company's segments.
Redeemable Convertible Preferred Stock
The Company’s outstanding Series C and Series D classes of preferred stock are classified outside of permanent equity in the consolidated balance sheets.
Series C Preferred Stock
The Series C Preferred Stock ranks senior to the Common Stock and while it was outstanding, ranked senior to the Company's Series F Convertible Preferred Stock ("Series F Preferred Stock") and on parity with the Series D Preferred Stock and the Company’s 7.50% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”) with respect to priority in dividends and in the distribution of assets in the event of the liquidation, dissolution or winding-up of the Company. The liquidation preference of each share of Series C Preferred Stock is the greater of (i) $5,000 plus accrued and unpaid dividends, and (ii) the amount that would be received upon a conversion of the Series C Preferred Stock into the Common Stock.
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
Each outstanding share of Series C Preferred Stock shall convert into 299.2 shares of common stock (the “Conversion Rate”), subject to anti-dilution adjustments described in the Articles Supplementary for the Series C Preferred Stock, on October 19, 2022 or at any time before then upon the election of the Company with 10 days’ prior notice to the holders.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
Automatically Convertible Preferred Stock - Series F Preferred Stock
The Series F Preferred Stock ranked junior to all other outstanding classes of the Company’s preferred stock with respect to priority in dividends and in the distribution of assets in the event of the liquidation, dissolution or winding-up of the Company. The liquidation preference of each share of Series F Preferred Stock was $2.00.
Dividends on the Series F Preferred Stock were equal to, and were paid at the same time as, dividends that were authorized and declared on the Company’s common stock. The Series F Preferred Stock ranked senior to the Company’s Common Stock with respect to the distribution of assets upon any liquidation, dissolution or winding up of the Company (other than a liquidation, dissolution or winding up of the Company that results in the automatic conversion of such Series F Preferred Stock into Common Stock).
Each share (or fractional share) of Series F Preferred Stock automatically converted into one share of Common Stock (or equivalent fractional share, as applicable) on April 19, 2022, in accordance with the terms of the Series F Preferred Stock. Following the conversion, there were no shares of Series F Preferred Stock issued or outstanding.
The Series F Preferred Stock had no stated maturity and was not redeemable.
Holders of Series F Preferred Stock (voting as a single class with holders of Common Stock and other series of Company equity securities entitled to vote with the common stockholders) were entitled to vote on each matter submitted to a vote of the stockholders of the Company upon which the holders of Common Stock are entitled to vote. The number of votes applicable to a share of outstanding Series F Preferred Stock would have been equal to the number of shares of Common Stock a share of Series F Preferred Stock could have been converted into as of the record date set for purposes of such stockholder vote (rounded down to the nearest whole number of shares of Common Stock). In addition, the affirmative vote of the holders of two-thirds of the outstanding shares of Series F Preferred Stock would have been required to take certain actions materially adverse to the holders of the Series F Preferred Stock.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Perpetual Preferred Stock—Series E Preferred Stock
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
The Series E Preferred Stock is listed on the New York Stock Exchange under the symbol “FBRT PRE”.
Summary of Preferred Stock Conversion Terms
The complete terms of the Series C Preferred Stock, Series D Preferred Stock, Series E Preferred Stock and Series F Preferred Stock are set forth in the Articles Supplementary applicable to each class, which have been filed as exhibits to the Company’s periodic reports filed pursuant to the Securities Exchange Act of 1934, as amended.
The below table summarizes the timing of the conversion of the Company’s outstanding classes of convertible preferred stock into common stock:

Series/Shares Outstanding at 3/31/22	Conversion Date	Conversion Amount Per One Share of Preferred*
Redeemable Convertible Series C Preferred Stock / 1,400 shares outstanding	October 19, 2022, subject to the Company’s right to accelerate the conversion starting April 19, 2022	299.2 shares of Common Stock
Redeemable Convertible Series D Preferred Stock / 17,950 shares outstanding	October 19, 2022, subject to the holder’s right to accelerate the conversion starting April 19, 2022	299.2 shares of Common Stock
Series F Preferred Stock / 39,733,299 shares outstanding	April 19, 2022	1 share of Common Stock
*Subject to anti-dilution adjustments as set forth in Articles Supplementary.
Accounting Pronouncements Not Yet Adopted
In March 2022, the FASB issued ASU 2022-02 "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures," or ASU 2022-02. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings and requires disclosure of current-period gross write-offs by year of loan origination. Additionally, ASU 2022-02 updates the accounting for credit losses under ASC 326 and adds enhanced disclosures with respect to loan refinancing and restructuring in the form of principal forgiveness, interest rate concessions, other-than-insignificant payment delays, or term extensions when the borrower is experiencing financial difficulties. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, and early adoption is permitted. The amendments should be applied prospectively, however for the recognition and measurement of troubled debt restructurings, the entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. We are currently evaluating what impact, if any ASU 2022-02 will have on our consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through March 31, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.
Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (dollars in thousands):

	March 31, 2022	December 31, 2021
Senior loans	$4,517,879	$4,204,464
Mezzanine loans	27,505	22,424
Total gross carrying value of loans	4,545,384	4,226,888
Less: Allowance for credit losses (1)	14,933	15,827
Total commercial mortgage loans, held for investment, net	$4,530,451	$4,211,061
________________________
(1) As of March 31, 2022 and December 31, 2021, there have been no specific reserves for loans in non-performing status.
As of March 31, 2022 and December 31, 2021, the Company's total commercial mortgage loan portfolio, excluding commercial mortgage loans accounted for under the fair value option, was comprised of 166 and 165 loans, respectively.
Allowance for Credit Losses
The following table presents the activity in the Company's allowance for credit losses, excluding the unfunded loan commitments, as of March 31, 2022 (dollars in thousands):

	Three Months Ended March 31, 2022
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self-Storage	Manufactured Housing	Total
Beginning Balance	$9,681	$288	$776	$86	$169	$4,597	$152	$78	$15,827
Current Period:
Provision/(benefit) for credit losses	32	234	(103)	15	(108)	(807)	(110)	(47)	(894)
Write offs	—	—	—	—	—	—	—	—	—
Ending Balance	$9,713	$522	$673	$101	$61	$3,790	$42	$31	$14,933
The Company recorded a decrease in its provision for credit losses during the three months ended March 31, 2022 of $0.9 million. The primary driver for the improvement in the reserve balance is the positive economic outlook since the end of the prior year.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The following table presents the activity in the Company's allowance for credit losses, for the unfunded loan commitments, as of March 31, 2022 (dollars in thousands):

	Three Months Ended March 31, 2022
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self-Storage	Manufactured Housing	Total
Beginning Balance	$137	$1	$13	$3	$10	$79	$—	$—	$243
Current Period:
Provision/(benefit) for credit losses	(32)	15	(4)	(2)	(10)	(28)	—	—	(61)
Ending Balance	$105	$16	$9	$1	$—	$51	$—	$—	$182
The following tables represent the composition by loan type and region of the Company's commercial mortgage loans, held for investment portfolio (dollars in thousands):

	March 31, 2022		December 31, 2021
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$3,264,959	71.6%	$2,953,938	69.6%
Hospitality	542,171	11.9%	460,884	10.9%
Office	479,607	10.5%	485,575	11.4%
Retail	84,215	1.8%	104,990	2.5%
Industrial	69,985	1.5%	88,956	2.1%
Mixed Use	52,500	1.2%	62,965	1.5%
Self Storage	44,895	1.0%	56,495	1.3%
Manufactured Housing	24,152	0.5%	29,159	0.7%
Total	$4,562,484	100.0%	$4,242,962	100.0%

	March 31, 2022		December 31, 2021
Loan Region	Par Value	Percentage	Par Value	Percentage
Southwest	$1,784,211	39.1%	$1,764,905	41.6%
Southeast	1,380,246	30.1%	1,106,439	26.2%
Mideast	784,182	17.2%	646,125	15.2%
Far West	262,728	5.8%	301,040	7.1%
Great Lakes	168,114	3.7%	183,930	4.3%
New England	67,117	1.5%	67,651	1.6%
Plains	60,172	1.3%	60,225	1.4%
Rocky Mountain	43,751	1.0%	43,751	1.0%
Various	11,963	0.3%	68,896	1.6%
Total	$4,562,484	100.0%	$4,242,962	100.0%
As of March 31, 2022 and December 31, 2021, the Company's total commercial mortgage loans, held for sale, measured at fair value were comprised of nine loans and one loan, respectively. As of March 31, 2022 and December 31, 2021, the contractual principal outstanding of commercial mortgage loans, held for sale, measured at fair value was $108.5 million and $34.3 million, respectively. As of March 31, 2022 and December 31, 2021, none of the Company's commercial mortgage loans, held for sale, measured at fair value were in default or greater than ninety days past due.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The following tables represent the composition by loan type and region of the Company's commercial mortgage loans, held for sale, measured at fair value (dollars in thousands):

	March 31, 2022		December 31, 2021
Loan Type	Par Value	Percentage	Par Value	Percentage
Retail	$54,550	50.3%	$—	—%
Hospitality	32,457	30.0%	—	—%
Office	12,193	11.2%	34,250	100.0%
Multifamily	6,500	6.0%	—	—%
Mixed Use	2,750	2.5%	—	—%
Total	$108,450	100.0%	$34,250	100.0%

	March 31, 2022		December 31, 2021
Loan Region	Par Value	Percentage	Par Value	Percentage
Far West	$47,300	43.6%	$—	—%
Southeast	44,750	41.3%	34,250	100.0%
Great Lakes	10,000	9.2%	—	—%
Rocky Mountain	6,400	5.9%	—	—%
Total	$108,450	100.0%	$34,250	100.0%
Loan Credit Quality and Vintage
The following tables present the amortized cost of our commercial mortgage loans, held for investment as of March 31, 2022 and December 31, 2021, by loan type, the Company’s internal risk rating and year of origination. The risk ratings are updated as of March 31, 2022.

As of March 31, 2022
	2022	2021	2020	2019	2018	2017	Total

Multifamily:
Risk Rating:
1-2 internal grade	$388,347	$2,426,914	$229,560	$67,567	$83,619	$—	$3,196,007
3-4 internal grade	—	—	18,669		37,025	—	55,694
Total Multifamily Loans	$388,347	$2,426,914	$248,229	$67,567	$120,644	$—	$3,251,701

Retail:
Risk Rating:
1-2 internal grade	$20,480	$33,843	$11,952	$17,596	$—	$—	$83,871
3-4 internal grade	—	—			—	—	—
Total Retail Loans	$20,480	$33,843	$11,952	$17,596	$—	$—	$83,871

Office:
Risk Rating:
1-2 internal grade	$—	$50,320	$254,583	$137,233	$36,291	$—	$478,427
3-4 internal grade	—	—	—		—	—	—
Total Office Loans	$—	$50,320	$254,583	$137,233	$36,291	$—	$478,427

Industrial:
Risk Rating:
1-2 internal grade	$54,730	$—	$14,931	$—	$—	$—	$69,661

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

3-4 internal grade	—	—		—	—	—	—
Total Industrial Loans	$54,730	$—	$14,931	$—	$—	$—	$69,661

Mixed Use:
Risk Rating:
1-2 internal grade	$19,902	$32,411	$—	$—	$—	$—	$52,313
3-4 internal grade	—	—	—	—	—	—	—
Total Mixed Use Loans	$19,902	$32,411	$—	$—	$—	$—	$52,313

Hospitality:
Risk Rating:
1-2 internal grade	$90,726	$154,543	$26,932	$33,945	$—	$—	$306,146
3-4 internal grade	—	—	—	103,130	52,234	79,041	234,405
Total Hospitality Loans	$90,726	$154,543	$26,932	$137,075	$52,234	$79,041	$540,551

Self-Storage:
Risk Rating:
1-2 internal grade	$—	$14,957	$29,820	$—	$—	$—	$44,777
3-4 internal grade	—	—	—	—	—	—	—
Total Self-Storage Loans	$—	$14,957	$29,820	$—	$—	$—	$44,777

Manufactured Housing:
Risk Rating:
1-2 internal grade	$—	$6,668	$17,415	$—	$—	$—	$24,083
3-4 internal grade	—	—	—	—	—	—	—
Total Manufactured Housing Loans	$—	$6,668	$17,415	$—	$—	$—	$24,083

Total	$574,185	$2,719,656	$603,862	$359,471	$209,169	$79,041	$4,545,384

December 31, 2021
	2021	2020	2019	2018	2017	Total

Multifamily:
Risk Rating:
1-2 internal grade	$2,438,376	$270,953	$103,989	$90,877	$—	$2,904,195
3-4 internal grade	—	—	—	37,025	—	37,025
Total Multifamily Loans	$2,438,376	$270,953	$103,989	$127,902	$—	$2,941,220

Retail:
Risk Rating:
1-2 internal grade	$33,830	$11,928	$29,515	$29,452	$—	$104,725
3-4 internal grade	—	—	—	—	—	—
Total Retail Loans	$33,830	$11,928	$29,515	$29,452	$—	$104,725

Office:
Risk Rating:

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

1-2 internal grade	$50,291	$253,759	$136,800	$43,308	$—	$484,158
3-4 internal grade	—	—	—	—	—	—
Total Office Loans	$50,291	$253,759	$136,800	$43,308	$—	$484,158

Industrial:
Risk Rating:
1-2 internal grade	$—	$31,906	$—	$—	$—	$31,906
3-4 internal grade	—	—	56,933	—	—	56,933
Total Industrial Loans	$—	$31,906	$56,933	$—	$—	$88,839

Mixed Use:
Risk Rating:
1-2 internal grade	$32,395	$30,325	$—	$—	$—	$62,720
3-4 internal grade	—	—	—	—	—	—
Total Mixed Use Loans	$32,395	$30,325	$—	$—	$—	$62,720

Hospitality:
Risk Rating:
1-2 internal grade	$153,032	$26,920	$34,054	$—	$—	$214,006
3-4 internal grade	—	—	113,961	52,790	79,102	245,853
Total Hospitality Loans	$153,032	$26,920	$148,015	$52,790	$79,102	$459,859

Self-Storage:
Risk Rating:
1-2 internal grade	$14,948	$41,382	$—	$—	$—	$56,330
3-4 internal grade	—	—	—	—	—	—
Total Self-Storage Loans	$14,948	$41,382	$—	$—	$—	$56,330

Manufactured Housing:
Risk Rating:
1-2 internal grade	$6,665	$22,372	$—	$—	$—	$29,037
3-4 internal grade	—	—	—	—	—	—
Total Manufactured Housing Loans	$6,665	$22,372	$—	$—	$—	$29,037

Total	$2,729,537	$689,545	$475,252	$253,452	$79,102	$4,226,888

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Past Due Status
The following table presents an aging summary of the loans amortized cost basis at March 31, 2022 (dollars in thousands):

	Multifamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self-Storage	Manufactured Housing	Total
Status:
Current	$3,251,701	$83,871	$478,427	$69,661	$52,313	$483,476	$44,777	$24,083	$4,488,309
1-29 days past due	—	—	—	—	—	—		—	—
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—	—	—
120+ days past due (1)	—	—	—	—	—	57,075	—	—	57,075
Total	$3,251,701	$83,871	$478,427	$69,661	$52,313	$540,551	$44,777	$24,083	$4,545,384
________________________
(1) For the three months ended March 31, 2022, there was no interest income recognized on this loan.
As of March 31, 2022 and December 31, 2021, the Company had one loan with a total cost basis of $57.1 million on non-accrual status for which there was no related allowance for credit losses.
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
All commercial mortgage loans, excluding loans classified as commercial mortgage loans, held for sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2.0. As of March 31, 2022 and December 31, 2021, the weighted average risk rating of the loans was 2.1.
The following table represents the allocation by risk rating for the Company's commercial mortgage loans, held for investment (dollars in thousands):

March 31, 2022			December 31, 2021
Risk Rating	Number of Loans	Par Value	Risk Rating	Number of Loans	Par Value
1	—	$—	1	—	$—
2	150	4,272,194	2	148	3,903,047
3	15	233,215	3	16	282,840
4	1	57,075	4	1	57,075
5	—	—	5	—	—
	166	$4,562,484		165	$4,242,962

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
For the three months ended March 31, 2022 and year ended December 31, 2021, the activity in the Company's commercial mortgage loans, held for investment portfolio was as follows (dollars in thousands):

	Three Months Ended March 31,	Year Ended December 31,
	2022	2021
Balance at Beginning of Year	$4,211,061	$2,693,848
Acquisitions and originations	640,033	2,897,002
Principal repayments	(320,511)	(1,286,598)
Discount accretion/premium amortization	2,542	7,038
Loans transferred from/(to) commercial real estate loans, held for sale	—	(52,615)
Net fees capitalized into carrying value of loans	(3,568)	(15,150)
(Provision)/benefit for credit losses	894	4,770
Charge-off from allowance	—	289
Transfer to real estate owned	—	(37,523)
Balance at End of Period	$4,530,451	$4,211,061
Note 4 - Real Estate Securities
Real Estate Securities Classified As Trading
The following is a summary of the Company's RMBS classified by collateral type and interest rate characteristics (dollars in thousands):

	Carrying Amount	Average Yield (1)
March 31, 2022
Agency Securities:
Fannie Mae/Freddie Mac ARMs	$1,678,297	2.34%
Ginnie Mae ARMs	271,039	2.68%
	$1,949,336	2.37%

December 31, 2021
Agency Securities:
Fannie Mae/Freddie Mac ARMs	$4,246,803	2.23%
Ginnie Mae ARMs	320,068	2.72%
	$4,566,871	2.26%
________________________
(1) Average yield is presented for the year then ended, and is based on the cash component of interest income expressed as a percentage on average cost basis (the “cash yield”).
The maturity of the Company's ARM Agency Securities is directly affected by prepayments of principal on the underlying mortgage loans. Consequently, actual maturities will be significantly shorter than the portfolio’s weighted average contractual maturity of 278 months.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
During the first quarter of 2022, the Company sold trading securities using the specific identification method for proceeds totaling $2.2 billion. Subsequent to quarter end, the Company sold trading securities using the same method for proceeds totaling $1.2 billion.
Note 5 - Real Estate Owned
The following table summarizes the Company's real estate owned asset, held for investment, as of March 31, 2022 (dollars in thousands):

Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021 (1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(1,150)	$89,473
			$3,436	$84,259	$2,928	$(1,150)	$89,473
________________________
(1) See Note 2 - Summary of Significant Accounting Policies.
The following table summarizes the Company's real estate owned asset, held for investment, as of December 31, 2021 (dollars in thousands):

Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021 (1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(575)	$90,048
			$3,436	$84,259	$2,928	$(575)	$90,048
________________________
(1) See Note 2 - Summary of Significant Accounting Policies.
Depreciation expense for the three months ended March 31, 2022 and March 31, 2021 totaled $0.6 million and $0.2 million, respectively.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 6 - Leases
Intangible Lease Asset
The following table summarizes the Company's intangible lease asset recognized in the consolidated balance sheets as of March 31, 2022 (dollars in thousands):

Acquisition Date	Property Type	Primary Location(s)	Intangible Lease Asset, Gross	Accumulated Amortization	Intangible Lease Asset, Net of Amortization
September 2021	Industrial	Jeffersonville, GA	$49,192	$(1,440)	$47,752
			$49,192	$(1,440)	$47,752
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
Rental Income
On September 17, 2021, the Company, through a joint venture, purchased an industrial facility that is subject to an existing triple net lease. The minimum rental amount due under the lease is subject to annual increases of 2.0%. The initial term of the lease expires in 2038 and contains renewal options for four consecutive five-year terms. The remaining lease term is 16.5 years. Rental income for this lease for the three months ended March 31, 2022 totaled $2.3 million. Rental income is included in Revenue from real estate owned in the consolidated statements of operations.
The following table summarizes the Company's schedule of future minimum rents to be received under the industrial facility lease (dollars in thousands):

Minimum Rents	March 31, 2022
2022 (April - December)	$5,923
2023	8,046
2024	8,207
2025	8,372
2026	8,539
2027 and beyond	114,981
Total minimum rent	$154,068
Amortization Expense
Intangible lease assets are amortized using the straight-line method over the contractual life of the lease, of a period up to 20 years. The weighted average life of the intangible asset as of March 31, 2022 is approximately 16.5 years. Amortization expense for the three months ended March 31, 2022 totaled $0.7 million. Amortization expense for the three months ended March 31, 2021 totaled $0.2 million.
The following table summarizes the Company's expected amortization for intangible assets over the next five years, assuming no further acquisitions or dispositions (dollars in thousands):

Amortization Expense	March 31, 2022
2022 (April - December)	$(2,160)
2023	(2,880)
2024	(2,880)
2025	(2,880)
2026	(2,880)

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 7 - Debt
Repurchase Agreements - Commercial Mortgage Loans
The Company has entered into repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), Barclays Bank PLC (the "Barclays Revolver Facility" and the "Barclays Repo Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, WF Repo Facility, Barclays Revolver Facility, and Barclays Repo Facility, the "Repo Facilities").
The Repo Facilities are financing sources through which the Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 65% to 80% of the principal amount of the mortgage loan being pledged.
The details of the Company's Repo Facilities at March 31, 2022 and December 31, 2021 are as follows (dollars in thousands):

As of March 31, 2022
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility	$400,000	$69,757	$1,474	2.80%	10/6/2022
CS Repo Facility (2)	300,000	123,259	1,138	3.01%	9/30/2022
WF Repo Facility (3)	450,000	201,812	1,248	2.08%	11/21/2023
Barclays Revolver Facility (4)	250,000	—	2,027	N/A	9/20/2023
Barclays Repo Facility (5)	500,000	128,062	1,490	2.08%	3/14/2025
Total	$1,900,000	$522,890	$7,377
________________________
(1) For the three months ended March 31, 2022. Includes amortization of deferred financing costs.
(2) On August 12, 2021, the Company exercised the extension option upon the satisfaction of certain conditions, and extended the term maturity to September 30, 2022. Additionally, on November 3, 2021 the committed financing amount was amended from $200 million to $300 million with the option to increase to $400 million at the Company's discretion.
(3) On November 19, 2021, the committed financing amount was increased from $275 million to $450 million. There are three more one-year extension options available at the Company's discretion.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)

As of December 31, 2021
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility	$400,000	$136,470	$5,178	2.13%	10/6/2022
CS Repo Facility (2)	300,000	137,364	3,446	2.43%	9/30/2022
WF Repo Facility (3)	450,000	186,734	2,090	1.64%	11/21/2023
Barclays Revolver Facility (4)	250,000	166,700	1,976	6.12%	9/20/2023
Barclays Repo Facility (5)	500,000	392,332	4,057	1.76%	3/14/2025
Total	$1,900,000	$1,019,600	$16,747
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
(3) On November 19, 2021, the committed financing amount was increased from $275 million to $450 million. There are three more one-year extension options available at the Company's discretion.
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
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of March 31, 2022 and December 31, 2021, the Company is in compliance with all debt covenants.
Other financing and loan participation - Commercial Mortgage Loans
On March 23, 2020, the Company transferred $15.2 million of its interest in a term loan to Sterling National Bank ("SNB") via a participation agreement. Since inception, the Company's outstanding loan increased as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The Company incurred $0.2 million of interest expense on the SNB term loan for the three months ended March 31, 2022. As of March 31, 2022 and December 31, 2021 the outstanding participation balance was $37.9 million. The loan accrued interest at an annual rate of one-month LIBOR +2.20% and matures on February 9, 2023.
On February 10, 2022, the Company transferred $38.0 million of its interest in a term loan to Customers Bank via a participation agreement. Since inception, the Company's outstanding loan increased as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The Company incurred $5,000 of interest expense on the Customers Bank term loan for the three months ended March 31, 2022. As of March 31, 2022 the outstanding participation balance was $2.3 million. The loan accrued interest at an annual rate of one-month SOFR + 4.01% and matures on May 1, 2025.
Mortgage Note Payable
On September 17, 2021, the Company, in connection with the consolidating joint venture (as discussed in Note 5 - Real Estate Owned), originated a $112.7 million mortgage note payable, of which $88.7 million is eliminated in consolidation (see Note 5 - Real Estate Owned). The remaining mortgage note payable of $24.0 million is recorded on the consolidated balance sheet. As of March 31, 2022, the loan accrued interest at an annual rate of 3.1% and matures on October 9, 2024.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Unsecured Debt
As of March 31, 2022, the Company held 30-year junior subordinated notes issued in 2005 and 2006 and maturing in 2035 and 2036, with a total face amount of $100 million. Note balances net of deferred issuance costs, and related weighted average interest rates as of the indicated dates (calculated including issuance cost amortization and adjusted for the effects of related derivatives held as cash flow hedges prior to termination) were as follows (dollars in thousands):

	As of March 31, 2022		As of December 31, 2021
	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,479	5.34%	$34,470	7.86%
December 2035 ($40,000 face amount)	39,484	5.25%	39,474	7.63%
September 2036 ($25,000 face amount)	24,657	5.29%	24,650	7.67%
	$98,620	5.29%	$98,594	7.72%
The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option.
Pursuant to a lending and security agreement with Security Benefit Life Insurance Company ("SBL"), which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $0.3 million of interest expense on the lending agreement with SBL for the three months ended March 31, 2022. As of March 31, 2022 there was no outstanding balance.
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
Below is a summary of the Company's MRAs as of March 31, 2022 and December 31, 2021 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of March 31, 2022
JP Morgan Securities LLC	$19,283	$55	$23,995	1.27%	14
Goldman Sachs International	—	—	—	N/A	N/A
Barclays Capital Inc.	35,327	75	44,284	1.40%	7
Citigroup Global Markets, Inc.	—	—	—	N/A	N/A
Total/Weighted Average	$54,610	$130	$68,279	1.35%	9

As of December 31, 2021
JP Morgan Securities LLC	$19,025	$261	$24,087	1.14%	10
Goldman Sachs International	—	37	—	N/A	N/A
Barclays Capital Inc.	15,286	526	19,131	1.21%	14
Citigroup Global Markets, Inc.	—	81	—	N/A	N/A
Total/Weighted Average	$34,311	$905	$43,218	1.71%	12
________________________
(1) Includes $68.3 million and $43.2 million of CLO notes, held by the Company, which are eliminated within the real estate securities, at fair value line in the consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Repurchase Agreements - Real Estate Securities Classified As Trading
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
Repurchase agreements (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
As of March 31, 2022
Repurchase arrangements secured by Agency securities with maturities of 30 days or less	$1,733,101	$3,726	$1,659,931	0.39%
	$1,733,101	$3,726	$1,659,931	0.39%

As of December 31, 2021
Repurchase arrangements secured by Agency securities with maturities of 30 days or less	$4,327,020	$8,908	$4,144,473	0.13%
	$4,327,020	$8,908	$4,144,473	0.13%
Average repurchase agreements outstanding were $3.06 billion and $3.97 billion during the quarters ended March 31, 2022 and December 31, 2021. Average repurchase agreements outstanding differed from respective quarter-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff and asset sales.
Collateralized Loan Obligations
As of March 31, 2022 and December 31, 2021 the notes issued by BSPRT 2018-FL4 Issuer, Ltd. and BSPRT 2018-FL4 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 24 and 31 mortgage assets having a principal balance of $338.0 million and $503.3 million, respectively (the "2018-FL4 Mortgage Assets"). The sale of the 2018-FL4 Mortgage Assets to BSPRT 2018-FL4 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of October 12, 2018, between the Company and BSPRT 2018-FL4 Issuer.
As of March 31, 2022 and December 31, 2021, the notes issued by BSPRT 2019-FL5 Issuer, Ltd. and BSPRT 2019-FL5 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 40 and 48 mortgage assets having a principal balance of $546.4 million and $589.0 million respectively (the "2019-FL5 Mortgage Assets"). The sale of the 2019-FL5 Mortgage Assets to BSPRT 2019-FL5 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of May 30, 2019, between the Company and BSPRT 2019-FL5 Issuer.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
As of March 31, 2022 and December 31, 2021, the notes issued by BSPRT 2021-FL6 Issuer, Ltd. and BSPRT 2021-FL6 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 38 and 44 mortgage assets having a principal balance of $636.9 million and $682.32 million respectively (the "2021-FL6 Mortgage Assets"). The sale of the 2021-FL6 Mortgage Assets to BSPRT 2021-FL6 Issuer, Ltd. is governed by a Collateral Interest Purchase Agreement dated as of March 25, 2021, between the Company and BSPRT 2021-FL6 Issuer, Ltd.
As of March 31, 2022 and December 31, 2021, the notes issued by BSPRT 2021-FL7 Issuer, Ltd. and BSPRT 2021-FL7 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 45 and 47 mortgage assets having a principal balance of $899.1 million and $871.44 million respectively (the "2021-FL7 Mortgage Assets"). The sale of the 2021-FL7 Mortgage Assets to BSPRT 2021-FL7 Issuer, Ltd. is governed by a Collateral Interest Purchase Agreement dated as of March 25, 2021, between the Company and BSPRT 2021-FL7 Issuer, Ltd.
On February 15, 2022, BSPRT 2022-FL8 Issuer, Ltd. and BSPRT 2022-FL8 Co-Issuer, LLC, both wholly owned indirect subsidiaries of the Company entered into an indenture with the OP, as advancing agent and U.S. Bank National Association, as note administrator and trustee, which governs the issuance of approximately $1.1 billion principal balance secured floating rate notes, of which $960 million were purchased by third party investors and $132 million were purchased by a wholly owned subsidiary of the OP. In addition, concurrently with the issuance of the notes, BSPRT 2022-FL8 Issuer, Ltd. also issued 108,000 preferred shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share, which were not offered as part of closing the indenture. For U.S. federal income tax purposes, BSPRT 2022-FL8 Issuer, Ltd. and BSPRT 2022-FL8 Co-Issuer, LLC are disregarded entities.
As of March 31, 2022, the notes issued by BSPRT 2022-FL8 Issuer, Ltd. and BSPRT 2022-FL8 Co-Issuer, LLC, are collateralized by interests in a pool of 32 mortgage assets having a principal balance of $1.2 billion (the "2022-FL8 Mortgage Assets"). The sale of the 2022-FL8 Mortgage Assets to BSPRT 2022-FL8 Issuer, Ltd. is governed by a Collateral Interest Purchase Agreement dated as of December 21, 2021, between the Company and BSPRT 2022-FL8 Issuer, Ltd.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The Company, through its wholly-owned subsidiaries, holds the preferred equity tranches of the above CLOs of approximately $437.2 million and $329.2 million as of March 31, 2022 and December 31, 2021, respectively. The following table represents the terms of the notes issued by 2018-FL4 Issuer, 2019-FL5 Issuer 2021-FL6 Issuer, 2021-FL7 Issuer and 2022-FL8 Issuer (the "CLOs"), respectively, as of March 31, 2022 (dollars in thousands):

CLO Facility	Tranche	Par Value Issued	Par Value Outstanding (1)	Interest Rate	Maturity Date
2018-FL4 Issuer	Tranche A	$416,827	$—	1M LIBOR + 105	9/15/2035
2018-FL4 Issuer	Tranche A-S	73,813	42,998	1M LIBOR + 130	9/15/2035
2018-FL4 Issuer	Tranche B	56,446	56,446	1M LIBOR + 160	9/15/2035
2018-FL4 Issuer	Tranche C	68,385	68,385	1M LIBOR + 210	9/15/2035
2018-FL4 Issuer	Tranche D	57,531	57,531	1M LIBOR + 275	9/15/2035
2018-FL4 Issuer	Tranche E	28,223	28,223	1M LIBOR + 305	9/15/2035
2019-FL5 Issuer	Tranche A	407,025	170,467	1M LIBOR + 115	5/15/2029
2019-FL5 Issuer	Tranche A-S	76,950	76,950	1M LIBOR + 148	5/15/2029
2019-FL5 Issuer	Tranche B	50,000	50,000	1M LIBOR + 140	5/15/2029
2019-FL5 Issuer	Tranche C	61,374	61,374	1M LIBOR + 200	5/15/2029
2019-FL5 Issuer	Tranche D	48,600	5,000	1M LIBOR + 240	5/15/2029
2019-FL5 Issuer	Tranche E	20,250	20,250	1M LIBOR + 285	5/15/2029
2021-FL6 Issuer	Tranche A	367,500	367,500	1M LIBOR + 110	3/15/2036
2021-FL6 Issuer	Tranche A-S	86,625	86,625	1M LIBOR + 130	3/15/2036
2021-FL6 Issuer	Tranche B	33,250	33,250	1M LIBOR + 160	3/15/2036
2021-FL6 Issuer	Tranche C	41,125	41,125	1M LIBOR + 205	3/15/2036
2021-FL6 Issuer	Tranche D	44,625	44,625	1M LIBOR + 300	3/15/2036
2021-FL6 Issuer	Tranche E	11,375	11,375	1M LIBOR + 350	3/15/2036
2021-FL7 Issuer	Tranche A	508,500	508,500	1M LIBOR + 132	12/21/2038
2021-FL7 Issuer	Tranche A-S	13,500	13,500	1M LIBOR + 165	12/21/2038
2021-FL7 Issuer	Tranche B	52,875	52,875	1M LIBOR + 205	12/21/2038
2021-FL7 Issuer	Tranche C	66,375	66,375	1M LIBOR + 230	12/21/2038
2021-FL7 Issuer	Tranche D	67,500	67,500	1M LIBOR + 275	12/21/2038
2021-FL7 Issuer	Tranche E	13,500	13,500	1M LIBOR + 340	12/21/2038
2022-FL8 Issuer	Tranche A	690,000	690,000	1M LIBOR + 150	2/15/2037
2022-FL8 Issuer	Tranche A-S	66,000	66,000	1M LIBOR + 185	2/15/2037
2022-FL8 Issuer	Tranche B	55,500	55,500	1M LIBOR + 205	2/15/2037
2022-FL8 Issuer	Tranche C	67,500	67,500	1M LIBOR + 230	2/15/2037
2022-FL8 Issuer	Tranche D	81,000	81,000	1M LIBOR + 350	2/15/2037
2022-FL8 Issuer	Tranche E	25,500	—	1M LIBOR + 350	2/15/2037
		$3,657,674	$2,904,374
________________________
(1) Excludes $452.6 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligations line in the consolidated balance sheets as of March 31, 2022.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The following table represents the terms of the notes issued by 2018-FL4 Issuer, 2019-FL5 Issuer, 2021-FL6 Issuer and 2021-FL7 Issuer, as of December 31, 2021 (dollars in thousands):

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
________________________
(1) Excludes $320.6 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligations line in the consolidated balance sheets as of December 31, 2021.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The below table reflects the total assets and liabilities of the Company's outstanding CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of March 31, 2022 and December 31, 2021 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE. The VIE's are non-recourse to the Company.

Assets (dollars in thousands)	March 31, 2022	December 31, 2021
Cash (1)	$178,313	$187,668
Commercial mortgage loans, held for investment, net (2)	3,600,351	2,629,431
Accrued interest receivable	7,833	5,918
Total Assets	$3,786,497	$2,823,017

Liabilities
Notes payable (3)(4)	$3,336,459	$2,482,762
Accrued interest payable	2,495	1,598
Total Liabilities	$3,338,954	$2,484,360
________________________
(1) Includes $177.4 million and $187.0 million of cash held by the servicer related to CLO loan payoffs as of March 31, 2022 and December 31, 2021, respectively.
(2) The balance is presented net of allowance for credit losses of $8.5 million and $8.7 million as of March 31, 2022 and December 31, 2021, respectively.
(3) Includes $452.6 million and $320.6 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligations line of the consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.
(4) The balance is presented net of deferred financing cost and discount of $20.5 million and $17.3 million as of March 31, 2022 and December 31, 2021, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 8 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income/(loss) is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share for the three months ended March 31, 2022 and March 31, 2021 (in thousands, except share and per share data):

	Three Months Ended March 31,
Numerator	2022	2021
Net income/(loss)	$(22,507)	$30,146
Less: Preferred stock dividends	21,011	3,511
Less: Undistributed earnings allocated to preferred stock	—	3,227
Net income/(loss) attributable to common stockholders (for basic and diluted earnings per share)	$(43,518)	$23,408

Denominator
Weighted-average common shares outstanding for basic earnings per share	43,956,965	44,290,177
Effect of dilutive shares (1):
Unvested restricted shares	—	15,888
Weighted-average common shares outstanding for diluted earnings per share	43,956,965	44,306,065

Basic earnings per share	$(0.99)	$0.53
Diluted earnings per share	$(0.99)	$0.53
________________________
(1) The effect of dilutive shares excluded an aggregate of 368,257 weighted average restricted stock units for the three months ended March 31, 2022 as their effect was anti-dilutive.
Note 9 - Stock Transactions
As of March 31, 2022 and December 31, 2021, the Company had 44,471,127 and 43,965,928 shares of common stock outstanding, respectively, including shares issued pursuant to the Company's distribution reinvestment plan (the "DRIP") and unvested restricted shares.
As of each of March 31, 2022 and December 31, 2021, the Company had 1,400 shares of Series C Preferred Stock outstanding, 17,950 shares of Series D Preferred Stock outstanding, 10,329,039 shares of Series E Preferred Stock outstanding and 39,733,299 shares of Series F Preferred Stock outstanding.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The following tables present the activity in the Company's Series C Preferred Stock for the period ended March 31, 2022 and March 31, 2021 (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2021	1,400	$6,971
Issuance of Preferred Stock	—	—
Dividends paid in Preferred Stock	—	—
Offering costs	—	—
Amortization of offering costs	—	2
Ending Balance, March 31, 2022	1,400	$6,973

	Shares	Amount
Balance, December 31, 2020	1,400	$6,962
Issuance of Preferred Stock	—	—
Dividends paid in Preferred Stock	—	—
Offering costs	—	—
Amortization of offering costs	—	2
Ending Balance, March 31, 2021	1,400	$6,964
The following table presents the activity in the Company's Series D Preferred Stock for the period ended March 31, 2022 and March 31, 2021 (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2021	17,950	$89,684
Issuance of Preferred Stock	—	—
Dividends paid in Preferred Stock	—	—
Offering costs	—	—
Amortization of offering costs	—	7
Balance, March 31, 2022	17,950	$89,691

	Shares	Amount
Balance, December 31, 2020	—	$—
Issuance of Preferred Stock	17,950	89,748
Dividends paid in Preferred Stock	—	—
Offering costs	—	(26)
Amortization of offering costs	—	—
Ending Balance, March 31, 2021	17,950	$89,722

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The following table presents the activity in the Company's Series E Preferred Stock for the period ended March 31, 2022 (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2021	10,329,039	$258,742
Issuance of Preferred Stock	—	—
Dividends paid in Preferred Stock	—	—
Offering costs	—	—
Amortization of offering costs	—	—
Balance, March 31, 2022	10,329,039	$258,742
As of March 31, 2021 the Company did not have any Series E Preferred Stock outstanding.
The following table presents the activity in the Company's Series F Preferred Stock for the period ended March 31, 2022 (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2021	39,733,299	$710,431
Issuance of Preferred Stock	—	—
Dividends paid in Preferred Stock	—	—
Offering costs	—	—
Amortization of offering costs	—	—
Balance, March 31, 2022	39,733,299	$710,431
As of March 31, 2021 the Company did not have any Series F Preferred Stock outstanding.
On April 19, 2022, all 39,733,299 shares of Series F Preferred Stock converted to common stock on a one for one ratio.
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
Quarterly distributions are paid at a quarterly rate of $0.355 per share of common stock (equivalent to $1.42 per annum). In March 2022, the Company's board of directors declared the following first quarter 2022 dividends: (i) a quarterly cash dividend of $0.355 per share on the Company's common stock and Series F Preferred Stock (equivalent to $1.42 per annum), (ii) a first quarter 2022 dividend of $106.22 per share on the Company’s Series C Preferred Stock and Series D Preferred Stock, and (iii) a first quarter 2022 dividend of $0.46875 per share on the Company’s Series E Preferred Stock, all which were paid in April 2022 to holders of record on March 31, 2021. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distribution payments are not assured. Dividends on the Company’s preferred stock, to the extent not declared by the board of directors quarterly, will accrue, and dividends may not be paid on the Company's common stock to the extent there are accrued and unpaid dividends on the preferred stock. The amount of dividends paid on the Company’s Series C Preferred Stock and Series D Preferred Stock are generally in an amount equal to the dividends a holder of such preferred stock would have received if the preferred stock had been converted into common stock in accordance with its terms, except when the amount of common stock dividends are below the threshold stated in the terms of such preferred stock.
The Company distributed $12.5 million of common stock dividends during the three months ended March 31, 2022, comprised of $12.4 million in cash and $0.1 million in shares of common stock issued under the DRIP. The Company distributed $12.2 million of common stock dividends during the three months ended March 31, 2021, comprised of $9.7 million in cash and $2.6 million in shares of common stock issued under the DRIP.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
As of March 31, 2022 and December 31, 2021, the Company had declared but unpaid common stock distributions of $15.7 million and $12.5 million, respectively. Additionally, as of March 31, 2022 and December 31, 2021, the Company had declared but unpaid Series C Preferred Stock distributions of $0.2 million and $0.1 million, respectively, $1.9 million and $1.5 million of declared but unpaid Series D Preferred stock distributions, respectively, $4.8 million of declared but unpaid Series E Preferred stock distributions and $14.1 million and $11.3 million of declared but unpaid Series F Preferred Stock distributions, respectively. These amounts are included in Distributions payable on the Company’s consolidated balance sheets.
Note 10 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of March 31, 2022 and December 31, 2021, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	March 31, 2022	December 31, 2021
2022	$17,538	$25,864
2023	102,288	123,860
2024	245,726	271,056
2025 and beyond	35,126	37,325
	$400,678	$458,105
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three months ended March 31, 2022 and 2021 and the associated payable as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	Three Months Ended March 31,		Payable as of
	2022	2021	March 31, 2022	December 31, 2021
Acquisition expenses (1)	$315	$153	$—	$—
Administrative services expenses	3,353	3,474	3,353	—
Asset management and subordinated performance fee	6,745	5,416	17,586	15,595
Other related party expenses (2)(3)	253	29	959	1,943
Total related party fees and reimbursements	$10,666	$9,072	$21,898	$17,538
________________________
(1) Total acquisition expenses paid during the three months ended March 31, 2022 were $3.2 million, of which $2.9 million was capitalized within the commercial mortgage loans, held for investment line of the consolidated balance sheets. Total acquisition expenses paid during the three months ended March 31, 2021 were $2.6 million, of which $2.4 million was capitalized within the commercial mortgage loans, held for investment line of the consolidated balance sheets.
(2) These are related to reimbursable costs incurred related to the increase in loan origination activities and are included in Other expenses in the Company's consolidated statements of operations.
(3) As of March 31, 2022 and December 31, 2021 the related party payables include $1.0 million and $1.9 million of payments made by the Advisor to third party vendors on behalf of the Company.
The payables as of March 31, 2022 and December 31, 2021 in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
Other Transactions
Pursuant to a lending and security agreement with SBL, which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $0.3 million in interest expense on the lending agreement with SBL for the three months ended March 31, 2022. As of March 31, 2022 there were no amounts outstanding under the lending agreement.
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
As discussed below, in the first quarter of 2022, pursuant to the 2021 Incentive Plan, the Company issued awards of restricted stock units to its officers and certain other personnel of the Advisor who provide services to the Company under the Advisory Agreement (see Note 12 - Share-based Compensation).

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 12 - Share-based Compensation
Share Plan
The Company's equity incentive plans provide the Company with the ability to grant equity-based awards to its directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, or certain of the Company's consultants, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, the Advisor and its affiliates.
Under the Company's RSP, the total number of common shares granted shall not exceed 5% of the Company’s authorized common shares, and in any event, will not exceed 4.0 million shares (as such number may be adjusted for stock splits, stock distributions, combinations and similar events). The RSP will expire on February 7, 2023.
At March 31, 2022, there were 5,007,893 shares of common stock remaining available for issuance under the Company's 2021 Incentive Plan. The Board may amend, suspend or terminate the 2021 Incentive Plan at any time; provided that no amendment, suspension or termination may impair rights or obligations under any outstanding award without the participant’s consent or violate the 2021 Incentive Plan’s prohibition on repricing.
Service-based Restricted Stock Units
In the first quarter of 2022, in accordance with the 2021 Incentive Plan, the Company issued awards of RSUs to its officers and certain other personnel of the Advisor who provide services to the Company under the Advisory Agreement.
RSU activity issued under the 2021 Incentive Plan for the quarter ended March 31, 2022 is summarized below:

	Number of shares	Weighted Avg Grant Date Fair Value
Unvested RSU awards outstanding at December 31, 2021	—	$—
Grants	492,107	14.34
Forfeitures	—	—
Vested	—	—
Unvested RSU awards outstanding at March 31, 2022	492,107	$14.34
During the quarter ended March 31, 2022, the company recognized compensation expense associated with the RSUs of $412,000, which is included in Other expenses on the consolidated statements of operations. Unrecognized estimated compensation expense for these awards totaled $4.5 million at March 31, 2022, to be expensed over a weighted average period of 1.8 years.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
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
The fair value for Treasury note futures is derived using market prices. Treasury note futures trade on the Chicago Mercantile Exchange (“CME”). The instruments are a variety of recently issued 10-year U.S. Treasury notes. The future contracts are liquid and are centrally cleared through the CME. Treasury note futures are generally categorized in Level II of the fair value hierarchy.
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no material transfers between levels within the fair value hierarchy for the period ended March 31, 2022 and December 31, 2021.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	Total	Level I	Level II	Level III
March 31, 2022
Assets, at fair value
Real estate securities, trading, measured at fair value	$1,949,336	$—	$1,949,336	$—
Commercial mortgage loans, held for sale, measured at fair value	107,978	—	—	107,978
Other real estate investments, measured at fair value	—	—	—	—
Credit default swaps	104	—	104	—
Interest rate swaps	374	—	374	—
Total assets, at fair value	$2,057,792	$—	$1,949,814	$107,978

Liabilities, at fair value
Credit default swaps	$1,493	$—	$1,493	$—
Interest rate swaps	2,260	—	2,260	—
Total liabilities, at fair value	$3,753	$—	$3,753	$—

December 31, 2021
Assets, at fair value
Real estate securities, trading, measured at fair value	$4,566,871	$—	$4,566,871	$—
Commercial mortgage loans, held for sale, measured at fair value	34,718	—	—	34,718
Other real estate investments, measured at fair value	2,074	—	—	2,074
Interest rate swaps	312	—	312	—
Treasury note futures	124	—	124	—
Total assets, at fair value	$4,604,099	$—	$4,567,307	$36,792

Liabilities, at fair value
Credit default swaps	$1,142	$—	$1,142	$—
Unsecured debt-related interest rate swap agreements	31,153	—	31,153	—
Total liabilities, at fair value	$32,295	$—	$32,295	$—

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. As a result, the unrealized gains and losses for assets and liabilities within the Level III category may include changes in fair value that were attributable to both observable and unobservable inputs. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of March 31, 2022 and December 31, 2021 (dollars in thousands):

Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
March 31, 2022
Commercial mortgage loans, held for sale, measured at fair value	$107,978	Discounted Cash Flow	Yield	2.3%	1.6% - 5.6%

December 31, 2021
Commercial mortgage loans, held for sale, measured at fair value	$34,718	Discounted Cash Flow	Yield	3.4%	3.2% - 4.2%
Other real estate investments, measured at fair value	2,074	Discounted Cash Flow	Yield	10.9%	9.9% - 11.9%
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets. The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	March 31, 2022
	Commercial Mortgage Loans, held for sale, measured at fair value	Other Real Estate Investments, measured at fair value
Beginning balance, January 1, 2022	$34,718	$2,074
Transfers into Level III (1)	—	—
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loans, held for sale, and other real estate investments	1,889	(33)
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	(939)	4
Net accretion	—	—
Purchases	150,300	—
Sales / paydowns	(77,990)	(2,045)
Transfers out of Level III (1)	—	—
Ending Balance, March 31, 2022	$107,978	$—

	December 31, 2021
	Commercial Mortgage Loans, held for sale, measured at fair value	Other Real Estate Investments, measured at fair value
Beginning balance, January 1, 2021	$67,649	$2,522
Transfers into Level III (1)	—	—
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loans, held for sale	24,208	—
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	469	(19)
Net accretion	—	(3)
Purchases	420,673	—
Sales / paydowns	(478,281)	(426)
Transfers out of Level III (1)	—	—
Ending Balance, December 31, 2021	$34,718	$2,074
(1) Transfers in and transfers out include transfers between Commercial mortgage loans, held for sale and Commercial mortgage loans, held for investment.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans, held for investment and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of March 31, 2022 and December 31, 2021 (dollars in thousands):

		Level	Carrying Amount (1)	Fair Value
March 31, 2022
Commercial mortgage loans, held for investment	Asset	III	$4,545,384	$4,568,380
Collateralized loan obligations	Liability	III	2,883,887	2,879,415
Mortgage note payable	Liability	III	23,998	23,998
Other financing and loan participation - commercial mortgage loans	Liability	III	40,199	40,199
Unsecured debt	Liability	III	98,620	79,000
December 31, 2021
Commercial mortgage loans, held for investment	Asset	III	$4,226,888	$4,249,118
Collateralized loan obligation	Liability	III	2,162,190	2,181,571
Mortgage Note Payable	Liability	III	23,998	23,998
Other financing and loan participation - commercial mortgage loans	Liability	III	37,903	37,903
Unsecured Debt	Liability	III	148,594	125,400
________________________
(1) The carrying value is gross of $14.9 million and $15.8 million of allowance for credit losses as of March 31, 2022 and December 31, 2021, respectively.
The fair value of the commercial mortgage loans, held for investment is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The Company estimates the fair value of the collateralized loan obligations using external broker quotes. The fair value of the other financing and loan participation-commercial mortgage loans is generally estimated using a discounted cash flow analysis. At March 31, 2022, the Mortgage note payable was recorded at transaction proceeds, which are considered to be the best initial estimate of fair value. The fair value of the unsecured debt is based on discounted cash flows using Company estimates for market yields on similarly structured debt instruments.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 14 - Derivative Instruments
The Company uses derivative instruments primarily to manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.
As of March 31, 2022, the net premiums received on derivative instrument assets were $0.8 million.
The following derivative instruments were outstanding as of March 31, 2022 and December 31, 2021 (dollars in thousands):

		Fair Value
Contract type	Notional	Assets	Liabilities
March 31, 2022
Credit default swaps	$98,000	$104	$1,493
Interest rate swaps (1)	1,588,000	374	2,260
Interest rate swaps on unsecured debt	—	—	—
Treasury note futures	—	—	—
Total	$1,686,000	$478	$3,753

December 31, 2021
Credit default swaps	$47,000	$—	$1,142
Interest rate swaps	3,649,500	312	—
Interest rate swaps on unsecured debt	100,000	—	31,153
Treasury note futures	360	124	—
Total	$3,796,860	$436	$32,295
________________________
(1) As of March 31, 2022, asset vs. liability notional breakout for interest rate swaps assets was $1,499.5 million and $88.5 million, respectively.
The following table indicates the net realized and unrealized gains and losses on derivatives, by primary underlying risk exposure, as included in loss on derivative instruments in the consolidated statements of operations for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31, 2022
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss
Credit default swaps	$99	$(104)
Interest rate swaps	4,740	(32,987)
Treasury note futures	124	(939)
Total	$4,963	$(34,030)

	Three Months Ended March 31, 2021
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss
Credit default swaps	$(163)	$455
Interest rate swaps	(865)	(921)
Treasury note futures	(1,081)	(1,512)
Total	$(2,109)	$(1,978)

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The following table includes information regarding components of unsecured debt-related effects on interest expense and other comprehensive income for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Related to the statement of operations
Amount of net loss reclassified from other comprehensive income (1)	$(282)	$—

Related to other comprehensive income
Amount of gain/(loss) recognized in other comprehensive income	$(220)	$—
________________________
(1) Included in interest expense in the consolidated statements of operations
The Company's portfolio of derivatives additionally hedges the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day repurchase agreements. The Company attempts to mitigate exposure to higher interest rates primarily by entering into pay-fixed, receive-variable, interest rate swap agreements for terms between eighteen months and three years. From an economic perspective, this hedge relationship establishes a relatively stable fixed rate on related debt because the variable-rate payments received on the swap agreements offset a significant portion of the interest accruing on the debt, leaving the fixed-rate swap payments as the Company’s effective borrowing rate. Additionally, changes in fair value of these derivatives tend to offset opposing changes in fair value of the Company’s residential mortgage investments that can occur in response to changes in market interest rates.
During the first quarter of 2022, the Company entered into swap agreements with notional amounts totaling $1.1 billion requiring fixed-rate interest payments averaging 1.10%. No swaps had matured during this time. In the first quarter of 2022, the Company terminated $3.3 billion notional amount of swaps related to the ARM portfolio requiring fixed-rate interest payments averaging 0.25%. Subsequent to March 31, 2022, the Company terminated $0.8 billion notional amount of swaps requiring fixed-rate interest payments averaging 0.28%.
At March 31, 2022, the Company’s trading securities portfolio financing-related swap positions, all of which were either SOFR or OIS-indexed, had the following characteristics (dollars in thousands):

Period of Contract Expiration	Swap Notional Amounts	Average Fixed Rates
Third quarter 2022	$300,000	0.03%
Fourth quarter 2022	400,000	0.07%
First quarter 2023	525,000	0.77%
Fourth quarter 2023	174,500	0.11%
First quarter 2024	100,000	2.28%
	$1,499,500
In January 2022, the Company terminated the entirety of its three-month LIBOR-indexed, pay-fixed, receive-variable, interest rate swap agreements with notional amounts totaling $100 million and average fixed rates of 4.09% with 20-year payment terms coinciding with the floating-rate terms of the Company’s unsecured debt that mature in 2035 and 2036.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
The fair value of exchange-traded swap agreements hedging repurchase agreements is calculated including accrued interest and net of variation margin amounts received or paid through the exchange, resulting in separately presenting on the balance sheet a fair value amount representing the unsettled fair value of these derivatives. Non-exchange traded swap agreements held as cash flow hedges of unsecured debt are reported at fair value calculated excluding accrued interest. At March 31, 2022, cash collateral receivable from derivative counterparties includes initial margin for all derivatives and variation margin for non-exchange traded derivatives. Accrued interest for non-exchange traded swap agreements is included in accounts payable and accrued expenses.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 15 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's derivative instruments and repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of March 31, 2022 and December 31, 2021 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral (1)	Net Amount
March 31, 2022
Derivative instruments, at fair value	$478	$—	$478	$—	$—	$478
December 31, 2021
Derivative instruments, at fair value	$436	$—	$436	$—	$—	$436

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral (1)	Net Amount
March 31, 2022
Repurchase agreements - commercial mortgage loans	$522,890	$—	$522,890	$813,303	$5,010	$—
Repurchase agreements - real estate securities	1,714,541	—	1,714,541	1,801,381	—	—
Derivative instruments, at fair value	3,753	—	3,753	—	7,069	—
December 31, 2021
Repurchase agreements - commercial mortgage loans	$1,019,600	$—	$1,019,600	$1,460,317	$5,015	$—
Repurchase agreements - real estate securities	4,178,784	—	4,178,784	4,370,239	—	—
Derivative instruments, at fair value	32,295	—	32,295	—	64,393	—
________________________
(1) These cash collateral amounts are recorded within the Restricted cash balance on the consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited)
Note 16 - Segment Reporting
The Company conducts its business through the following reporting segments:
•The real estate debt business focuses on originating, acquiring and asset managing commercial real estate debt investments, including first mortgage loans, subordinate mortgages, mezzanine loans and participations in such loans.
•The real estate securities business focuses on investing in and asset managing real estate securities. Historically this business has focused primarily on CMBS, unsecured REIT debt, CDO notes and other securities. As a result of the October 2021 acquisition of Capstead, the Company acquired and continues to hold a significant portfolio of ARM Agency Securities. As of March 31, 2022, all of the real estate securities in this segment were ARM Agency Securities acquired in the Capstead acquisition.
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
The following table represents the Company's operations by segment for the three and three months ended March 31, 2022 and March 31, 2021 (dollars in thousands):

Three Months Ended March 31, 2022	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$75,258	$55,687	$18,885	$686	$—
Revenue from real estate owned	2,312	—	—	—	2,312
Interest expense	22,480	19,464	2,616	206	194
Net income/(loss)	(22,507)	22,092	(45,311)	(107)	819
Total assets as of March 31, 2022	7,112,155	4,346,668	2,496,732	127,392	141,363
Three Months Ended March 31, 2021
Interest income	$42,237	$40,757	$424	$1,056	$—
Revenue from real estate owned	716	—	—	—	716
Interest expense	11,369	10,574	182	332	281
Net income/(loss)	30,146	23,033	(454)	7,538	29
Total assets as of December 31, 2021	9,474,701	4,205,883	5,054,394	72,840	141,584
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
On April 19, 2022, all of the 39,733,299 outstanding shares of the Company’s Series F Preferred Stock automatically converted on a one-for-one basis into an equal amount of shares of common stock, pursuant to the terms of the Articles Supplementary of the Series F Preferred Stock. The shares of common stock issued upon conversion of the Series F Preferred Stock are freely tradable by the holders on the New York Stock Exchange. There are no shares of Series F Preferred Stock outstanding following the conversion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Franklin BSP Realty Trust, Inc. the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the "SEC") on February 25, 2022.
As used herein, the terms "the Company," "we," "our" and "us" refer to Franklin BSP Realty Trust, Inc., a Maryland corporation and, as required by context, to Benefit Street Partners Realty Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to its subsidiaries. We are externally managed by Benefit Street Partners L.L.C. (our "Advisor").
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
Our forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements, and thus our investors should not place undue reliance on these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors include:
•our business and investment strategy;
•our ability to make investments in a timely manner or on acceptable terms;
•the impact of the COVID-19 pandemic;
•current credit market conditions and our ability to obtain long-term financing for our investments in a timely manner and on terms that are consistent with what we project when we invest;
•the effect of general market, real estate market, economic and political conditions, including changing interest rate environments and inflation;
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
•our ability to maintain our qualification as a real estate investment trust ("REIT"); and
•other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.
Currently, one of the most significant factors that could cause actual outcomes to differ materially from our forward-looking statements is the continuing adverse effect of the current pandemic of the novel coronavirus, or COVID-19, on the financial condition, operating results and cash flows of the Company, its borrowers, the real estate market, the global economy and the financial markets. The extent to which the COVID-19 pandemic continues to impact us and our borrowers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, including resurgences of the virus and its variants, the speed, effectiveness and adoption of vaccine (including boosters) and treatment developments and the direct and indirect economic effects of the pandemic and containment measures, among others.

Overview
The Company is a Maryland corporation and has made tax elections to be treated as a REIT for U.S. federal income tax purposes since 2013. The Company, through one or more subsidiaries which are each treated as a taxable REIT subsidiary ("TRS"), is indirectly subject to U.S. federal, state and local income taxes. We commenced business in May 2013. We primarily originate, acquire and manage a diversified portfolio of commercial real estate debt investments secured by properties located within and outside of the United States. Commercial real estate debt investments may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. Substantially all of our business is conducted through the OP, a Delaware limited partnership. We are the sole general partner and directly or indirectly hold all of the units of limited partner interests in the OP.
The Company has no employees. We are managed by our Advisor pursuant to an Advisory Agreement, as amended on August 18, 2021 (the "Advisory Agreement"). Our Advisor manages our affairs on a day-to-day basis. The Advisor receives compensation and fees for services related to the investment and management of our assets and our operations.
The Advisor, an SEC-registered investment adviser, is a credit-focused alternative asset management firm. The Advisor manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies including high yield, levered loans, private / opportunistic debt, liquid credit, structured credit and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass the Advisor’s robust platform. The Advisor is a wholly-owned subsidiary of Franklin Resources, Inc., which together with its various subsidiaries operates as “Franklin Templeton.”
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans which the Company intends to sell through its TRS into commercial mortgage-backed securities ("CMBS") securitization transactions at a profit. Historically this business has focused primarily on CMBS, unsecured REIT debt, collateralized debt obligations ("CDOs") and other securities. As a result of the October 2021 acquisition of Capstead Mortgage Corporation (“Capstead”), the Company acquired and continues to hold a significant portfolio of residential mortgage backed securities (“RMBS”) in the form of residential adjustable-rate mortgage pass-through securities (“ARM Agency Securities”) issued and guaranteed by government-sponsored enterprises or by an agency of the federal government. The Company also owns real estate which it acquires through foreclosure and deed in lieu of foreclosure, and which it purchases for investment, typically subject to triple net leases.
Book Value Per Share
The following table calculates our book value per share as of March 31, 2022 and December 31, 2021 ($ in thousands, except per share data):

	March 31, 2022	December 31, 2021
Stockholders' equity applicable to common stock	$677,867	$736,464
Shares
Common stock	43,957,363	43,951,382
Restricted stock	513,764	14,546
Total outstanding	44,471,127	43,965,928
Book value per share	$15.24	$16.75
The following table calculates our fully-converted book value per share as of March 31, 2022 and December 31, 2021 ($ in thousands, except per share data):

	March 31, 2022	December 31, 2021
Stockholders' equity applicable to convertible common stock	$1,484,962	$1,543,550
Shares
Common stock	43,957,363	43,951,382
Restricted stock	513,764	14,546
Series C convertible preferred stock	418,880	418,880
Series D convertible preferred stock	5,370,640	5,370,640
Series F convertible preferred stock	39,733,299	39,733,299
Total outstanding	89,993,946	89,488,747
Fully-converted book value per share	$16.50	$17.25

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
During the three months ended March 31, 2022, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.
Portfolio
As of March 31, 2022 and December 31, 2021, our portfolio consisted of 166 and 165 commercial mortgage loans, respectively, excluding commercial mortgage loans accounted for under the fair value option. The commercial mortgage loans, held for investment as of March 31, 2022 and December 31, 2021 had a total carrying value, net of allowance for credit losses, of $4,530.5 million and $4,211.1 million, respectively. As of March 31, 2022 and December 31, 2021, our total commercial mortgage loans, held for sale, measured at fair value comprised of nine loans with total fair value of $108.0 million and one loan with total fair value of $34.7 million, respectively. As of March 31, 2022 and December 31, 2021 we had real estate securities, trading, measured at fair value of $1,949.3 million and $4,566.9 million, respectively. As of March 31, 2022 we had no other real estate investments, measured at fair value. As of December 31, 2021, our other real estate investments, measured at fair value, were comprised of one investment with a total fair value of $2.1 million. As of March 31, 2022 and December 31, 2021, our real estate owned, held for investment portfolio comprised of one investment with a carrying value of $89.5 million and $90.0 million, respectively.
As of March 31, 2022, we had one loan with unpaid contractual principal balance for a total carrying value of $57.1 million that had interest past due for greater than 90 days. We did not take any asset specific reserves for this loan. As of December 31, 2021, we had two loans with an aggregate unpaid contractual principal balance and carrying value of $114.0 million, one with interest past due for greater than 90 days and the other which was current.
As of March 31, 2022 and December 31, 2021 our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, had a weighted average coupon of 4.4% and 4.3%, and a weighted average remaining life of 1.9 years and 2.1 years, respectively.
As of March 31, 2022, the value of the Company’s residential ARM Agency Securities portfolio was $1.9 billion, compared to $4.6 billion as of December 31, 2021. The reduction in the value of this portfolio in the first quarter is due in part to (i) $339 million of principal paydowns and (ii) $2.2 billion of sales. During that period, the Company experienced trading losses of $88.4 million related to these assets. As of May 3, 2022, the value of the Company’s residential ARM Agency Securities portfolio was $649 million. From April 1, 2022 to May 3, 2022, the Company experienced losses of $6.9 million related to the ARM Agency Securities portfolio as a result of net trading losses totaling $15.4 million related to principal paydowns, changes in market price and losses on sales of securities, net of portfolio related derivative gains of $8.6 million.

The following charts summarize our commercial mortgage loans, held for investment, by coupon rate type, collateral type and geographical region as of March 31, 2022 and December 31, 2021:

Rate Type - March 31, 2022
1.9%
98.1%
Fixed
Floating

Rate Type - December 31, 2021
2.7%
97.3%
Fixed
Floating

Collateral Type - March 31, 2022
10.5%
11.9%
1.2%
1.5%
1.8%
1.0%
0.5%
71.6%
Multifamily
Office
Hospitality
Mixed Use
Industrial
Retail
Self-Storage
Manufactured Housing
Land

Collateral Type - December 31, 2021

10.9%
1.5%
2.1%
11.4%
2.5%
1.3%
0.7%
69.6%
Multifamily
Office
Hospitality
Mixed Use
Industrial
Retail
Self-Storage
Manufactured Housing
Land

Region - March 31, 2022
39.1%
30.1%
17.2%
5.8%
3.7%
1.5%
1.3%
1.0%
0.3%
Southwest
Southeast
Mideast
Far West
Great Lakes
New England
Plains
Rocky Mountain
Various

Region - December 31, 2021

1.0%
1.6%
1.6%
26.1%
1.4%
4.3%
7.1%
15.2%
41.6%
Southeast
Southwest
Mideast
Far West
Great Lakes
Plains
Various
New England
Rocky Mountain

An investments region classification is defined according to the below map based on the location of investments secured property.

The following charts show the par value by contractual maturity year for the commercial mortgage loans held for investments (excluding commercial mortgage loans in principal default) in our portfolio as of March 31, 2022 and December 31, 2021:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of March 31, 2022 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 1	Hospitality	$4,849	1 month LIBOR + 4.00%	5.0%	77.0%
Senior Debt 2	Hospitality	57,075	1 month LIBOR + 5.19%	6.2%	51.8%
Senior Debt 3	Multifamily	20,343	1 month LIBOR + 4.50%	5.5%	22.4%
Senior Debt 4	Hospitality	22,094	1 month LIBOR + 6.00%	6.5%	48.1%
Senior Debt 5	Multifamily	35,883	1 month LIBOR + 3.00%	3.8%	63.7%
Senior Debt 6	Multifamily	37,025	1 month LIBOR + 3.00%	4.5%	83.6%
Senior Debt 7	Hospitality	22,355	1 month LIBOR + 3.50%	4.8%	68.8%
Senior Debt 8	Office	20,622	1 month LIBOR + 3.75%	5.8%	70.0%
Senior Debt 9	Office	15,669	1 month LIBOR + 3.40%	5.3%	67.5%
Senior Debt 10	Multifamily	27,392	1 month LIBOR + 3.35%	5.3%	73.0%
Senior Debt 11	Hospitality	7,785	1 month SOFR + 4.85%	6.8%	62.5%
Senior Debt 12	Office	7,103	1 month LIBOR + 3.90%	6.0%	67.6%
Senior Debt 13	Hospitality	13,943	1 month LIBOR + 4.47%	6.7%	44.8%
Senior Debt 14	Office	43,012	1 month LIBOR + 3.50%	5.8%	71.0%
Senior Debt 15	Retail	8,203	1 month LIBOR + 8.00%	8.5%	51.6%
Senior Debt 16	Hospitality	10,580	1 month LIBOR + 4.50%	6.8%	68.7%
Senior Debt 17	Hospitality	19,900	1 month LIBOR + 4.15%	6.5%	61.8%
Senior Debt 18	Office	39,650	1 month LIBOR + 4.11%	6.4%	68.2%
Senior Debt 19	Hospitality	20,930	1 month LIBOR + 3.75%	6.1%	62.6%
Senior Debt 20	Hospitality	13,000	1 month LIBOR + 2.94%	5.4%	56.4%
Senior Debt 21	Hospitality	4,988	1 month LIBOR + 4.25%	6.5%	47.7%
Senior Debt 22	Hospitality	12,750	1 month LIBOR + 4.45%	6.9%	62.9%
Senior Debt 23	Retail	9,400	1 month LIBOR + 4.20%	6.3%	77.1%
Senior Debt 24	Hospitality	33,945	1 month LIBOR + 3.99%	5.7%	31.0%
Senior Debt 25	Office	21,825	1 month LIBOR + 3.50%	5.4%	70.9%
Senior Debt 26	Hospitality	7,100	1 month LIBOR + 4.00%	5.8%	70.3%
Senior Debt 27	Multifamily	15,575	1 month LIBOR + 2.75%	4.3%	71.7%
Senior Debt 28	Multifamily	27,553	1 month LIBOR + 3.15%	5.0%	71.6%
Senior Debt 29	Multifamily	24,500	1 month SOFR + 3.30%	4.8%	75.5%
Senior Debt 30	Office	25,802	1 month LIBOR + 4.35%	6.1%	64.9%
Senior Debt 31	Office	58,714	1 month LIBOR + 3.70%	5.0%	65.7%
Senior Debt 32	Multifamily	11,694	1 month LIBOR + 3.15%	4.8%	72.4%
Senior Debt 33	Office	29,317	1 month LIBOR + 2.70%	3.2%	71.4%
Senior Debt 34	Manufactured Housing	1,352	5.50%	5.5%	62.8%
Senior Debt 35	Multifamily	7,038	1 month LIBOR + 4.75%	5.8%	62.6%
Senior Debt 36	Multifamily	4,300	1 month LIBOR + 5.50%	6.5%	87.4%
Senior Debt 37	Manufactured Housing	7,680	1 month LIBOR + 4.50%	5.0%	66.7%
Senior Debt 38	Hospitality	27,000	1 month LIBOR + 6.50%	7.0%	62.7%
Senior Debt 39	Multifamily	50,000	1 month LIBOR + 6.69%	7.4%	80.0%
Senior Debt 40	Self Storage	29,895	1 month LIBOR + 5.00%	5.5%	58.8%
Senior Debt 41	Multifamily	14,183	1 month LIBOR + 4.75%	5.3%	70.0%
Senior Debt 42	Manufactured Housing	3,400	1 month LIBOR + 5.00%	5.5%	58.6%
Senior Debt 43	Multifamily	27,550	1 month LIBOR + 5.75%	6.2%	69.8%
Senior Debt 44	Manufactured Housing	5,020	1 month LIBOR + 5.25%	5.7%	65.9%
Senior Debt 45	Office	18,503	1 month LIBOR + 4.50%	5.3%	47.9%
Senior Debt 46	Office	67,117	5.15%	5.2%	52.5%
Senior Debt 47	Office	30,990	1 month LIBOR + 5.20%	5.7%	66.0%
Senior Debt 48	Office	12,750	1 month LIBOR + 5.00%	5.5%	67.8%
Senior Debt 49	Multifamily	44,036	1 month LIBOR + 4.35%	4.8%	73.2%
Senior Debt 50	Multifamily	38,019	1 month LIBOR + 4.45%	4.9%	66.5%
Senior Debt 51	Retail	11,963	1 month LIBOR + 4.87%	5.3%	75.0%
Senior Debt 52	Multifamily	5,730	1 month LIBOR + 5.00%	5.5%	73.5%
Senior Debt 53	Multifamily	18,800	1 month LIBOR + 4.00%	4.5%	79.7%
Senior Debt 54	Industrial	14,985	1 month LIBOR + 4.50%	5.0%	66.3%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 55	Office	11,981	1 month LIBOR + 5.50%	6.0%	68.8%
Senior Debt 56	Multifamily	11,918	1 month LIBOR + 4.55%	5.0%	73.0%
Senior Debt 57	Multifamily	21,000	1 month LIBOR + 4.60%	5.1%	66.7%
Senior Debt 58	Office	26,000	1 month LIBOR + 5.00%	5.5%	63.9%
Senior Debt 59	Multifamily	11,672	1 month LIBOR + 3.50%	4.0%	60.1%
Senior Debt 60	Multifamily	21,000	1 month LIBOR + 4.95%	5.4%	84.2%
Senior Debt 61	Office	43,751	1 month LIBOR + 3.94%	4.4%	53.9%
Senior Debt 62	Multifamily	3,295	1 month LIBOR + 7.25%	7.7%	—%
Senior Debt 63	Multifamily	5,400	1 month LIBOR + 5.25%	5.7%	83.1%
Senior Debt 64	Hospitality	23,000	1 month LIBOR + 5.79%	6.3%	57.2%
Senior Debt 65	Multifamily	34,750	1 month LIBOR + 6.75%	7.2%	78.2%
Senior Debt 66	Multifamily	12,325	1 month LIBOR + 4.50%	5.0%	83.3%
Senior Debt 67	Multifamily	6,300	1 month LIBOR + 5.35%	5.8%	84.0%
Senior Debt 68	Multifamily	31,354	1 month LIBOR + 3.00%	3.5%	74.3%
Senior Debt 69	Multifamily	12,038	1 month LIBOR + 4.25%	4.7%	76.4%
Senior Debt 70	Multifamily	5,575	1 month LIBOR + 4.50%	5.0%	83.6%
Senior Debt 71	Multifamily	53,557	1 month LIBOR + 3.00%	3.5%	71.6%
Senior Debt 72	Multifamily	14,045	1 month LIBOR + 3.39%	3.9%	70.6%
Senior Debt 73	Multifamily	8,447	1 month LIBOR + 3.80%	4.3%	69.9%
Senior Debt 74	Multifamily	13,582	1 month LIBOR + 4.50%	5.0%	76.7%
Senior Debt 75	Multifamily	18,653	1 month LIBOR + 5.25%	5.7%	67.0%
Senior Debt 76	Multifamily	18,273	1 month LIBOR + 3.60%	4.1%	70.8%
Senior Debt 77	Multifamily	42,170	1 month LIBOR + 2.95%	3.4%	71.6%
Senior Debt 78	Hospitality	25,785	1 month LIBOR + 5.60%	6.1%	61.0%
Senior Debt 79	Mixed Use	32,500	1 month LIBOR + 3.70%	4.2%	69.7%
Senior Debt 80	Multifamily	12,997	1 month LIBOR + 3.75%	4.2%	63.2%
Senior Debt 81	Multifamily	71,334	1 month LIBOR + 2.95%	3.4%	72.6%
Senior Debt 82	Multifamily	20,427	1 month LIBOR + 3.35%	3.8%	67.7%
Senior Debt 83	Multifamily	29,033	1 month LIBOR + 2.95%	3.4%	70.4%
Senior Debt 84	Multifamily	35,307	1 month LIBOR + 2.95%	3.4%	71.7%
Senior Debt 85	Multifamily	32,557	1 month LIBOR + 2.95%	3.4%	72.2%
Senior Debt 86	Hospitality	25,771	1 month LIBOR + 9.00%	9.5%	74.2%
Senior Debt 87	Self Storage	15,000	1 month LIBOR + 4.26%	4.7%	74.6%
Senior Debt 88	Multifamily	24,579	1 month LIBOR + 3.25%	3.7%	70.8%
Senior Debt 89	Office	6,800	1 month LIBOR + 5.25%	5.7%	67.3%
Senior Debt 90	Multifamily	45,202	1 month LIBOR + 6.50%	7.0%	—%
Senior Debt 91	Multifamily	10,591	1 month LIBOR + 3.15%	3.6%	75.6%
Senior Debt 92	Hospitality	18,859	1 month LIBOR + 5.35%	5.8%	56.8%
Senior Debt 93	Hospitality	28,000	1 month LIBOR + 6.25%	6.7%	59.2%
Senior Debt 94	Multifamily	32,213	1 month LIBOR + 3.15%	3.6%	73.0%
Senior Debt 95	Multifamily	37,393	1 month LIBOR + 3.40%	3.9%	75.6%
Senior Debt 96	Multifamily	3,063	1 month LIBOR + 8.00%	8.5%	—%
Senior Debt 97	Multifamily	29,500	1 month LIBOR + 2.88%	3.3%	68.0%
Senior Debt 98	Multifamily	14,193	1 month LIBOR + 3.75%	4.2%	76.9%
Senior Debt 99	Multifamily	29,250	1 month LIBOR + 3.00%	3.5%	73.5%
Senior Debt 100	Multifamily	35,207	1 month LIBOR + 3.15%	3.6%	71.0%
Senior Debt 101	Multifamily	42,850	1 month LIBOR + 3.40%	3.9%	79.9%
Senior Debt 102	Multifamily	35,823	1 month LIBOR + 3.64%	4.1%	66.0%
Senior Debt 103	Multifamily	8,500	1 month LIBOR + 3.75%	4.2%	79.4%
Senior Debt 104	Multifamily	14,200	1 month LIBOR + 3.15%	3.6%	79.8%
Senior Debt 105	Multifamily	13,350	1 month LIBOR + 3.75%	4.2%	64.2%
Senior Debt 106	Multifamily	66,650	1 month LIBOR + 3.25%	3.7%	77.1%
Senior Debt 107	Multifamily	18,853	1 month LIBOR + 2.95%	3.4%	72.1%
Senior Debt 108	Multifamily	9,099	1 month LIBOR + 3.75%	4.2%	70.0%
Senior Debt 109	Hospitality	34,012	1 month SOFR + 6.73%	7.0%	55.8%
Senior Debt 110	Multifamily	26,340	1 month LIBOR + 3.20%	3.7%	77.3%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
Senior Debt 111	Hospitality	17,370	1 month LIBOR + 5.25%	5.7%	61.0%
Senior Debt 112	Hospitality	16,500	1 month LIBOR + 7.10%	7.6%	73.0%
Senior Debt 113	Multifamily	13,168	1 month LIBOR + 3.40%	3.9%	78.2%
Senior Debt 114	Multifamily	88,500	1 month LIBOR + 2.75%	3.2%	50.3%
Senior Debt 115	Multifamily	56,150	1 month LIBOR + 3.10%	3.6%	78.9%
Senior Debt 116	Multifamily	37,051	1 month LIBOR + 2.90%	3.4%	72.2%
Senior Debt 117	Multifamily	52,576	1 month LIBOR + 3.10%	3.6%	67.2%
Senior Debt 118	Multifamily	37,100	1 month LIBOR + 2.90%	3.4%	72.0%
Senior Debt 119	Multifamily	62,225	1 month LIBOR + 2.85%	3.3%	70.6%
Senior Debt 120	Multifamily	30,600	1 month LIBOR + 2.65%	3.1%	59.1%
Senior Debt 121	Multifamily	30,650	1 month LIBOR + 3.25%	3.7%	80.0%
Senior Debt 122	Multifamily	62,850	1 month LIBOR + 3.35%	3.8%	78.0%
Senior Debt 123	Multifamily	43,228	1 month LIBOR + 3.00%	3.5%	74.8%
Senior Debt 124	Multifamily	46,080	1 month LIBOR + 2.75%	3.2%	68.1%
Senior Debt 125	Multifamily	86,000	1 month SOFR + 3.24%	3.5%	60.0%
Senior Debt 126	Multifamily	28,880	1 month LIBOR + 2.90%	3.4%	74.2%
Senior Debt 127	Manufactured Housing	6,700	1 month LIBOR + 4.50%	5.0%	77.9%
Senior Debt 128	Multifamily	58,680	1 month LIBOR + 3.45%	3.9%	74.8%
Senior Debt 129	Multifamily	26,600	1 month LIBOR + 2.90%	3.4%	72.1%
Senior Debt 130	Multifamily	12,478	1 month LIBOR + 3.20%	3.7%	62.4%
Senior Debt 131	Multifamily	35,996	1 month LIBOR + 3.00%	3.5%	73.3%
Senior Debt 132	Multifamily	32,250	1 month LIBOR + 3.20%	3.7%	74.5%
Senior Debt 133	Multifamily	38,631	1 month LIBOR + 2.90%	3.4%	71.7%
Senior Debt 134	Multifamily	64,281	1 month LIBOR + 2.88%	3.3%	74.8%
Senior Debt 135	Multifamily	62,003	1 month LIBOR + 2.88%	3.3%	75.5%
Senior Debt 136	Multifamily	16,570	1 month SOFR + 3.50%	3.8%	71.7%
Senior Debt 137	Multifamily	56,930	1 month LIBOR + 2.75%	3.2%	73.9%
Senior Debt 138	Multifamily	65,000	1 month SOFR + 5.14%	5.4%	74.7%
Senior Debt 139	Multifamily	22,240	1 month SOFR + 2.96%	3.3%	79.4%
Senior Debt 140	Multifamily	25,573	1 month SOFR + 2.96%	3.3%	72.9%
Senior Debt 141	Multifamily	31,678	1 month SOFR + 3.20%	3.5%	74.2%
Senior Debt 142	Multifamily	78,050	1 month SOFR + 3.45%	3.8%	78.8%
Senior Debt 143	Multifamily	77,870	1 month SOFR + 3.21%	3.5%	76.1%
Senior Debt 144	Multifamily	24,000	1 month SOFR + 3.10%	3.4%	72.7%
Senior Debt 145	Retail	31,000	1 month SOFR + 3.29%	3.6%	42.5%
Senior Debt 146	Multifamily	22,301	1 month SOFR + 2.95%	3.3%	65.6%
Senior Debt 147	Multifamily	10,600	1 month SOFR + 3.30%	3.6%	75.7%
Senior Debt 148	Multifamily	47,444	1 month SOFR + 2.86%	3.2%	68.2%
Senior Debt 149	Multifamily	36,824	1 month SOFR + 2.86%	3.2%	69.7%
Senior Debt 150	Hospitality	10,300	1 month SOFR + 5.30%	5.6%	68.2%
Senior Debt 151	Retail	20,650	1 month SOFR + 4.95%	5.3%	63.3%
Senior Debt 152	Multifamily	82,000	1 month SOFR + 3.20%	3.5%	74.5%
Senior Debt 153	Industrial	55,000	1 month SOFR + 3.50%	3.8%	70.1%
Senior Debt 154	Multifamily	38,320	1 month SOFR + 3.10%	3.4%	74.1%
Senior Debt 155	Multifamily	34,000	1 month SOFR + 2.95%	3.3%	63.1%
Senior Debt 156	Mixed Use	19,000	1 month SOFR + 3.42%	3.7%	65.1%
Senior Debt 157	Multifamily	85,500	1 month SOFR + 3.15%	3.5%	69.6%
Senior Debt 158	Multifamily	31,095	1 month SOFR + 3.30%	3.6%	76.9%
Senior Debt 159	Hospitality	43,051	1 month SOFR + 4.90%	5.2%	61.1%
Senior Debt 160	Hospitality	17,117	5.99%	6.0%	52.9%
Mezzanine Loan 1	Multifamily	6,500	1 month LIBOR + 10.25%	11.0%	90.4%
Mezzanine Loan 2	Multifamily	3,000	1 month LIBOR + 9.20%	10.0%	62.2%
Mezzanine Loan 3	Multifamily	10,000	1 month SOFR + 15.29%	15.6%	86.2%
Mezzanine Loan 4	Retail	3,000	1 month SOFR + 12.00%	12.3%	46.6%
Mezzanine Loan 5	Hospitality	4,113	1 month SOFR + 14.45%	14.8%	62.5%
Mezzanine Loan 6	Mixed Use	1,000	1 month SOFR + 11.00%	11.3%	68.5%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value (2)
		$4,562,484		4.5%	68.2%
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
(2) Loan to value percentage is from metrics at origination. Predevelopment construction loans at origination will not have an LTV and therefore is nil.
The following table shows selected data from our commercial mortgage loans, measured at fair value as of March 31, 2022 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate	Effective Yield	Loan to Value (1)
TRS Senior Debt 1	Retail	$10,000	4.0%	4.0%	64.5%
TRS Senior Debt 2	Hospitality	6,400	4.9%	4.9%	52.9%
TRS Senior Debt 3	Retail	4,300	4.5%	4.5%	59.3%
TRS Senior Debt 4	Multifamily	6,500	4.6%	4.6%	52.0%
TRS Senior Debt 5	Hospitality	13,100	5.1%	5.1%	62.4%
TRS Senior Debt 6	Mixed Use	2,750	5.4%	5.4%	51.9%
TRS Senior Debt 7	Retail	40,250	4.8%	4.8%	62.9%
TRS Senior Debt 8	Office	12,193	3.6%	3.6%	63.2%
TRS Senior Debt 9	Hospitality	12,957	3.3%	3.3%	44.7%
		$108,450		4.4%	59.2%
________________________
(1) Loan to value percentage is from metrics at origination. Predevelopment construction loans at origination will not have an LTV at origination and therefore is nil.
The following table shows selected data from our real estate owned asset in our portfolio as of March 31, 2022 (dollars in thousands):

Type	Property Type	Carrying Value
Real Estate Owned 1	Industrial	$89,473
		$89,473
The following is a summary of the Company's RMBS, all of which were ARM Agency Securities, classified by collateral type and interest rate characteristics as of March 31, 2022 (dollars in thousands):

Type	Carrying Amount	Average Yield (1)
Agency Securities:
Fannie Mae/Freddie Mac ARMs	$1,678	2.34%
Ginnie Mae ARMs	271	2.68%
	$1,949	2.37%
________________________
(1) Average yield is presented for the period then ended, and is based on the cash component of interest income expressed as a percentage on average cost basis (the “cash yield”).
Results of Operations
We conduct our business through the following segments:
•The real estate debt business focuses on originating, acquiring and asset managing commercial real estate debt investments, including first mortgage loans, subordinate mortgages, mezzanine loans and participations in such loans.

•The real estate securities business focuses on investing in and asset managing real estate securities. Historically this business has focused primarily on CMBS, unsecured REIT debt, CDO notes and other securities. As a result of the October 2021 acquisition of Capstead, the Company acquired and continues to hold a significant portfolio of ARM Agency Securities. The Company intends to reinvest the cash and proceeds from dividends, interest, repayments and sales of these assets into its other segments and does not intend to continue to invest in ARM Agency Securities or RMBS in general. As of March 31, 2022, all of the real estate securities in this segment were ARM Agency Securities acquired in the Capstead acquisition.
•The Conduit business operated through the Company's TRS, which is focused on generating superior risk-adjusted returns by originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market at a profit.
•The real estate owned business represents real estate acquired by the Company through foreclosure, deed in lieu of foreclosure, or purchase.
Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2022 and March 31, 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022			2021
	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)
Interest-earning assets:
Real estate debt	$4,361,119	$55,687	5.1%	$2,723,798	$40,757	6.0%
Real estate conduit	92,071	686	3.0%	116,781	1,056	3.6%
Real estate securities	3,199,826	18,885	2.4%	79,668	424	2.1%
Total	$7,653,016	$75,258	3.9%	$2,920,247	$42,237	5.8%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$813,144	$7,605	3.7%	$340,485	$2,830	3.3%
Other financing and loan participation - commercial mortgage loans	38,344	376	3.9%	44,939	527	4.7%
Repurchase Agreements - real estate securities	3,100,157	1,391	0.2%	123,322	1,246	4.0%
Collateralized loan obligations	2,513,330	11,774	1.9%	1,598,532	6,766	1.7%
Unsecured debt	105,829	1,334	5.0%	—	—	—
Total	$6,570,804	$22,480	1.4%	$2,107,278	$11,369	2.2%
Net interest income/spread		$52,778	2.5%		$30,868	3.6%
Average leverage % (5)	85.9%			72.2%
Weighted average levered yield (6)			19.5%			15.2%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the three months ended March 31, 2022 and March 31, 2021, respectively.
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

Interest income
Interest income for the three months ended March 31, 2022 and March 31, 2021 totaled $75.3 million and $42.2 million, respectively, an increase of $33.1 million. This was primarily due to (i) $14.9 million of higher interest income attributed to an increase of $1,637.3 million in the average carrying value of our real estate debt assets and (ii) $18.5 million of higher interest income attributed to an increase of $3,120.2 million in the average carrying value of our real estate securities portfolio. As of March 31, 2022, our portfolio consisted of 166 commercial mortgage loans, held for investment, nine commercial mortgage loans, held for sale, measured at fair value and RMBS securities.
Interest expense
Interest expense for the three months ended March 31, 2022 and March 31, 2021 totaled $22.5 million and $11.4 million, respectively, an increase of $11.1 million. This was primarily due to (i) $4.8 million of higher interest expense attributed to an increase of $472.7 million in the average carrying value of our repurchase agreements on commercial mortgage loans and (ii) $5.0 million of higher interest expense attributed to an increase of $914.8 million in the average carrying value of our real estate debt assets.
Realized Gain/Loss on Commercial Mortgage Loans Held for Sale
Realized gain on commercial mortgage loans, held for sale, measured at fair value at the TRS for the three months ended March 31, 2022 was $1.9 million compared to a realized gain of $6.6 million for the three months ended March 31, 2021. The $4.7 million decrease in realized gain was due to the difference in proceeds received between the one sale of fixed-rate commercial real estate loans into the CMBS securitization market during the three months ended March 31, 2022 compared to the one sale during the three months ended March 31, 2021. Proceeds from sale were $77.8 million for the three months ended March 31, 2022 compared to $147.9 million for the three months ended March 31, 2021.
Realized Gain/Loss on Real Estate Securities Available for Sale
For the three months ended March 31, 2022 there was no realized gain/loss on our real estate securities, available for sale, measured at fair value. For the three months ended March 31, 2021 our real estate securities, available for sale, measured at fair value had a realized loss of $1.1 million, included within the consolidated statements of operations. The loss is attributable to 8 sales of CMBS securities during the three months ended March 31, 2021.
Expenses from operations
Expenses from operations for the three months ended March 31, 2022 and March 31, 2021 consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Asset management and subordinated performance fee	$6,745	$5,416
Administrative services expenses	3,353	3,474
Acquisition expenses	315	153
Professional fees	6,659	1,997
Depreciation and amortization	1,295	406
Other expenses	1,762	495
Total expenses from operations	$20,129	$11,941
Overall, our operating expenses increased during the three months ended March 31, 2022, compared to March 31, 2021 due to an increase in our total portfolio size as a result of the Capstead acquisition. Professional fees saw a much higher increase due to legal cost incurred on recovery of an asset.

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended December 31, 2021
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2022 and December 31, 2021 (dollars in thousands):

	Three Months Ended
	March 31, 2022			December 31, 2021
	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)
Interest-earning assets:
Real estate debt	$4,361,119	$55,687	5.1%	$3,631,346	$53,145	5.9%
Real estate conduit	92,071	686	3.0%	36,447	497	5.5%
Real estate securities	3,199,826	18,885	2.4%	3,482,245	24,279	2.8%
Total	$7,653,016	$75,258	3.9%	$7,150,038	$77,921	4.4%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$813,144	$7,605	3.7%	$959,729	$9,069	3.8%
Other financing and loan participation - commercial mortgage loans	38,344	376	3.9%	37,770	386	4.1%
Repurchase Agreements - real estate securities	3,100,157	1,391	0.2%	3,233,599	1,361	0.2%
Collateralized loan obligations	2,513,330	11,774	1.9%	1,714,736	11,922	2.8%
Unsecured debt	105,829	1,334	5.0	101,064	2,103	8.3%
Total	$6,570,804	$22,480	1.4%	$6,046,898	$24,841	1.6%
Net interest income/spread		$52,778	2.5%		$53,080	2.8%
Average leverage % (5)	85.9%			84.6%
Weighted average levered yield (6)			19.5%			19.2%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the three months ended March 31, 2022 and December 31, 2021, respectively.
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
Interest Income
Interest income for the three months ended March 31, 2022 and December 31, 2021 totaled $75.3 million and $77.9 million, respectively, a decrease of $2.6 million. This was primarily due to (i) $5.4 million of lower interest income attributed to a decrease of $282.4 million in the average carrying value of our real estate securities portfolio and partially offset by (ii) $2.5 million of higher interest income attributed to an increase of $729.8 million in the average carrying value of our real estate debt assets. As of March 31, 2022, our portfolio consisted of 166 commercial mortgage loans, held for investment, 9 commercial mortgage loans, held for sale, measured at fair value and RMBS securities.
Interest expense
Interest expense for the three months ended March 31, 2022 and December 31, 2021 totaled $22.5 million and $24.8 million, respectively, a decrease of $2.3 million. This was primarily due to $1.5 million of lower interest expense attributed to a decrease of $146.6 million in the average carrying value of our repurchase agreements on commercial mortgage loans.

Realized Gain/Loss on Commercial Mortgage Loans Held for Sale
Realized gain on commercial mortgage loans, held for sale, measured at fair value at the TRS for the three months ended March 31, 2022 was $1.9 million compared to a realized gain of $2.0 million for the three months ended December 31, 2021. The realized gains were consistent quarter over quarter. Total proceeds from the sales of fixed-rate commercial real estate loans into the CMBS securitization market during the three months ended March 31, 2022 and December 31, 2021 were $77.8 million and $67.1 million, respectively.
Trading Gain/Loss
For the three months ended March 31, 2022 we had a trading loss of $88.4 million included within the consolidated statements of operations compared to a trading loss of $34.8 million for the three months ended December 31, 2021. During the three months ended March 31, 2022, the loss was attributable to $51.2 million of losses due to sales of the ARM Agency Securities, $27.5 million of losses due to change in market values of these securities and $9.7 million of losses due to mortgage prepayments. For the three months ended December 31, 2021, the loss was attributable to $20.9 million of losses due to change in market values of the ARM Agency Securities and $14.0 million of losses due to mortgage prepayments, net of $0.1 million in realized gains on sales of securities.
Expenses from operations
Expenses from operations for the three months ended March 31, 2022 and December 31, 2021 consisted of the following (dollars in thousands):

	Three Months Ended
	March 31, 2022	December 31, 2021
Asset management and subordinated performance fee	$6,745	$8,428
Administrative services expenses	3,353	(1,874)
Acquisition expenses	315	191
Impairment of acquired assets	—	88,282
Professional fees	6,659	4,388
Depreciation and amortization	1,295	1,295
Other expenses	1,762	1,831
Total expenses from operations	$20,129	$102,541
The decrease in our expenses from operations was primarily related to the merger with Capstead, which resulted in impairment of acquired assets during the three months ended December 31, 2021. This is coupled with the decrease in asset management and subordinated performance fee of $1.7 million, which was primarily attributable to no incentive fee incurred during the three months ended March 31, 2022 compared to $1.8 million incurred during the three months ended December 31, 2021.
Liquidity and Capital Resources
Overview
Our expected material cash requirements over the next twelve months and thereafter are comprised of (i) contractually obligated expenditures, including payments of principal and interest and contractually-obligated fundings on our loans; (ii) other essential expenditures, including operating and administrative expenses and dividends paid in accordance with REIT distribution requirements; and (iii) opportunistic expenditures, including new loans.
Our contractually obligated expenditures primarily consist of payment obligations under the debt financing arrangements which are set forth below, including in the table under “Contractual Obligations and Commitments.”
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

Collateralized Loan Obligations
During the three months ended March 31, 2022, the Company raised $1.2 billion of capital through the issuance of BSPRT 2022-FL8 Issuer, Ltd. Additionally, as of March 31, 2022, the Company had $177.4 million reinvestment capital available across all outstanding collateralized loan obligations.
Repurchase Agreements, Commercial Mortgage Loans
As of March 31, 2022 we have repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), Barclays Bank PLC (the "Barclays Revolver Facility" and the "Barclays Repo Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, WF Repo Facility, Barclays Revolver Facility and Barclays Repo Facility, the "Repo Facilities").
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

The details of our Repo Facilities at March 31, 2022 and December 31, 2021 are as follows (dollars in thousands):

As of March 31, 2022
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Maturity
JPM Repo Facility	$400,000	$69,757	$1,474	2.80%	10/6/2022
CS Repo Facility (2)	300,000	123,259	1,138	3.01%	9/30/2022
WF Repo Facility (3)	450,000	201,812	1,248	2.08%	11/21/2023
Barclays Revolver Facility (4)	250,000	—	2,027	N/A	9/20/2023
Barclays Repo Facility (5)	500,000	128,062	1,490	2.08%	3/14/2025
Total	$1,900,000	$522,890	$7,377
________________________
(1) For the three months ended March 31, 2022. Includes amortization of deferred financing costs.
(2) On August 12, 2021, the Company exercised the extension option upon the satisfaction of certain conditions, and extended the term maturity to September 30, 2022. Additionally, on November 3, 2021 the committed financing amount was amended from $200 million to $300 million with the option to increase to $400 million at the Company's discretion.
(3) On November 19, 2021, the committed financing amount was increased from $275 million to $450 million. There are 3 more one-year extension options available at the Company's discretion.
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

As of December 31, 2021
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility	$400,000	$136,470	$5,178	2.13%	10/6/2022
CS Repo Facility (2)	300,000	137,364	3,446	2.43%	9/30/2022
WF Repo Facility (3)	450,000	186,734	2,090	1.64%	11/21/2023
Barclays Revolver Facility (4)	250,000	166,700	1,976	6.12%	9/20/2023
Barclays Repo Facility (5)	500,000	392,332	4,057	1.76%	3/14/2025
Total	$1,900,000	$1,019,600	$16,747
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
(3) On November 19, 2021, the committed financing amount was increased from $275 million to $450 million. There are 3 more one-year extension options available at the Company's discretion.
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

Other financing and loan participation - Commercial Mortgage Loans
On March 23, 2020, the Company transferred $15.2 million of its interest in a term loan to Sterling National Bank ("SNB") via a participation agreement. Since inception, the Company's outstanding loan increased as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The Company incurred $0.2 million of interest expense on the SNB term loan for the three months ended March 31, 2022. As of March 31, 2022 and December 31, 2021 the outstanding participation balance was $37.9 million and $37.9 million, respectively. The loan accrued interest at an annual rate of one-month LIBOR + 2.20% and matures on February 9, 2023.
On February 10, 2022, the Company transferred $37.95 million of its interest in a term loan to Customers Bank via a participation agreement. Since inception, the Company's outstanding loan increased as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The Company incurred $5 thousand of interest expense on the Customers Bank term loan for the three months ended March 31, 2022. As of March 31, 2022 the outstanding participation balance was $2.3 million. The loan accrued interest at an annual rate of one-month SOFR + 4.01% and matures on May 1, 2025.
Mortgage Note Payable
On September 17, 2021, the Company, in connection with the consolidating joint venture (as discussed in Note 5 - Real Estate Owned), originated a $112.7 million mortgage note payable, of which $88.7 million is eliminated in consolidation (see Note 5 - Real Estate Owned). The remaining mortgage note payable of $24.0 million is disclosed on the consolidated balance sheet. As of March 31, 2022, the loan accrued interest at an annual rate of 3.1% and matures on October 9, 2024.
Unsecured Debt
At March 31, 2022, the Company held 30-year junior subordinated notes issued in 2005 and 2006 and maturing in 2035 and 2036, with a total face amount of $100.0 million. Note balances net of deferred issuance costs, and related weighted average interest rates as of the indicated dates (calculated including issuance cost amortization and adjusted for the effects of related derivatives held as cash flow hedges) were as follows (dollars in thousands):

	As of March 31, 2022		As of December 31, 2021
	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,479	5.34%	$34,470	7.86%
December 2035 ($40,000 face amount)	39,484	5.25%	39,474	7.63%
September 2036 ($25,000 face amount)	24,657	5.29%	24,650	7.67%
	$98,620	5.29%	$98,594	7.72%
The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option. Interest paid on unsecured debt, including related derivative cash flows, totaled $1.8 million for the twelve months ended March 31, 2022.
Pursuant to a lending and security agreement with Security Benefit Life Insurance Company ("SBL"), which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $0.3 million of interest expense on the lending agreement with SBL for the three months ended March 31, 2022. As of March 31, 2022 there was no outstanding balance.
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

Below is a summary of the Company's MRAs as of March 31, 2022 and December 31, 2021 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of March 31, 2022
JP Morgan Securities LLC	$19,283	$55	$23,995	1.27%	14
Wells Fargo Securities, LLC	—	—	—	N/A	N/A
Goldman Sachs International	—	—	—	N/A	N/A
Barclays Capital Inc.	35,327	75	44,284	1.40%	7
Credit Suisse AG	—	—	—	N/A	N/A
Citigroup Global Markets, Inc.	—	—	—	N/A	N/A
Total/Weighted Average	$54,610	$130	$68,279	1.35%	9

As of December 31, 2021
JP Morgan Securities LLC	$19,025	$261	$24,087	1.14%	10
Wells Fargo Securities, LLC	—	—	—	N/A	N/A
Goldman Sachs International	—	37	—	N/A	N/A
Barclays Capital Inc.	15,286	526	19,131	1.21%	14
Credit Suisse AG	—	—	—	N/A	N/A
Citigroup Global Markets, Inc.	—	81	—	N/A	N/A
Total/Weighted Average	$34,311	$905	$43,218	1.71%	12
________________________
(1) Includes $68.3 million and $43.2 million of CLO notes, held by the Company, which are eliminated within the real estate securities, at fair value line in the consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.
Repurchase Agreements - Real Estate Securities Classified As Trading
As a result of the Capstead merger which closed on October 19, 2021, the Company acquired a significant portfolio of ARM Agency Securities which the Company accounts for as real estate securities classified as trading. The Company pledges its real estate securities classified as trading as collateral for repurchase agreements with commercial banks and other financial institutions. Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date and are accounted for as financings. The Company maintains the beneficial interest in the specific securities pledged during the term of each repurchase arrangement and receives the related principal and interest payments.
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

Repurchase agreements (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
As of March 31, 2022
Repurchase arrangements secured by Agency securities with maturities of 30 days or less	$1,733,101	$3,726	$1,659,931	0.39%
	$1,733,101	$3,726	$1,659,931	0.39%

As of December 31, 2021
Repurchase arrangements secured by Agency securities with maturities of 30 days or less	$4,327,020	$8,908	$4,144,473	0.13%
	$4,327,020	$8,908	$4,144,473	0.13%
As of March 31, 2022, the Company’s repurchase agreements collateralized by RMBS totaled $1.66 billion with 9 counterparties at average rates of 0.39%, before the effects of currently-paying interest rate swap agreements. Average repurchase agreements outstanding were $3.06 billion in the first quarter of 2022. Average repurchase agreements outstanding differed from respective year-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff and asset sales. Interest paid on repurchase agreements, including related Derivative cash flows, totaled $1.26 million during the three months ended March 31, 2022.
The Company finances its residential mortgage investments primarily by borrowing under repurchase arrangements, the terms and conditions of which are negotiated on a transaction-by-transaction basis, when each such agreement is initiated or renewed.
Future agreements are dependent upon the willingness of lenders to participate in the financing of mortgage investments, lender collateral requirements and the lenders’ determination of the fair value of the investments pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries. None of our repurchase agreement counterparties are obligated to renew or otherwise enter into new agreements at the conclusion of existing borrowings. Repurchase agreements averaged $3.06 billion during the first quarter of 2022 and ended the year at $1.66 billion, all maturing within 90 days. Average repurchase agreements can differ from period-end balances for a number of reasons including portfolio growth or contraction, as well as differences in the timing of portfolio acquisitions relative to portfolio runoff.
To help mitigate exposure to rising short-term interest rates, we economically hedge the portfolio of repurchase agreements using derivatives supplemented with longer-maturity repurchase agreements when available at attractive rates and terms. At March 31, 2022, the Company held $1.50 billion notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the First quarter 2024 and a weighted average expiration of 10.6 months. At March 31, 2022, we expect to have no net cash obligations related to repurchase agreement-related interest rate swap agreements after considering the variable-rate payments owed to us under the agreements’ terms based on market interest rate expectations as of quarter-end.

The following tables summarize our Repurchase Agreements, Commercial Mortgage Loans and our MRAs for the three months ended March 31, 2022, 2020 and 2019, respectively:

	As of March 31, 2022
	Amount Outstanding	Average Outstanding Balance
	Q1	Q1
Repurchase Agreements, Commercial Mortgage Loans	$522,890	$813,144
Repurchase Agreements, Real Estate Securities	$54,610	$44,744
Repurchase Agreements, Real Estate Securities held as trading	$1,659,931	$3,055,413
	As of March 31, 2021
	Amount Outstanding	Average Outstanding Balance
	Q1	Q1
Repurchase Agreements, Commercial Mortgage Loans	$152,925	$340,485
Repurchase Agreements, Real Estate Securities	$88,272	$123,322
	As of March 31, 2020
	Amount Outstanding	Average Outstanding Balance
	Q1	Q1
Repurchase Agreements, Commercial Mortgage Loans	$234,524	$282,282
Repurchase Agreements, Real Estate Securities	$496,880	$412,809
The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the three months ended March 31, 2022, the maximum average outstanding balance was $5.3 billion, of which $1.1 billion was related to repurchase agreements on our commercial mortgage loans and $4.2 billion for repurchase agreements on our real estate securities.
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
Distributions
In order to maintain our election to qualify as a REIT, we must currently distribute, at a minimum, an amount equal to 90% of our taxable income, without regard to the deduction for distributions paid and excluding net capital gains. The Company must distribute 100% of its taxable income (including net capital gains) to avoid paying corporate U.S. federal income taxes.
Distributions on our common stock and Series F Preferred Stock are payable when authorized and declared by our board of directors.
Dividends payable on each share of Series C and Series D Preferred Stock are generally equal to the quarterly dividend that would have been paid had such share of preferred stock been converted to a share of common stock, except to the extent common stock dividends have been reduced below certain specified levels. To the extent dividends on shares of preferred stock are not authorized and declared by our board of directors and paid by the Company monthly, the dividend amounts will accrue.
Holders of shares of the Series E Preferred Stock are entitled to receive, when, as and if authorized by our board of directors and declared by the Company, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 7.50% of the $25.00 per share liquidation preference per annum (equivalent to $1.875 per annum per share).
In March 2022, the Company's board of directors declared the following first quarter 2022 dividends: (i) a quarterly cash dividend of $0.355 per share on the Company's common stock and Series F Preferred Stock (equivalent to $1.42 per annum), (ii) a first quarter 2022 dividend of $106.22 per share on the Company’s Series C Preferred Stock and Series D Preferred Stock, and (iii) a first quarter 2022 dividend of $0.46875 per share on the Company’s Series E Preferred Stock, all which were paid in April 2022 to holders of record on March 31, 2021.

The below table shows the distributions paid on shares outstanding of common stock during the three months ended March 31, 2022 and March 31, 2021 (dollars in thousands):

Three months ended March 31, 2022
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 7, 2022	$12,435	$91
Total	$12,435	$91

Three Months Ended March 31, 2021
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 4, 2021	$9,652	$2,584
Total	$9,652	$2,584
Cash Flows
Cash Flows for the Three months ended March 31, 2022
Net cash used in operating activities for the three months ended March 31, 2022 was $32.3 million. Cash outflows were primarily driven by net loss of $22.5 million, coupled with net outflows of $74.2 million related to originations of and proceeds from sales of commercial mortgage loans, measured at fair value and realized gains of $34.4 million on swap terminations. This is partially offset by a non-cash adjustment of $88.4 million related to trading losses on real estate securities.
Net cash provided by investing activities for the three months ended March 31, 2022 was $2,262.9 million. Cash inflows were primarily driven by the sale of real estate securities of $2,190.1 million, principal repayments on commercial mortgage loans, held for investment of $330.1 million and $376.9 million in principal collateral received on mortgage investments. Inflows were offset by proceeds for originations and purchases of $636.5 million of commercial mortgage loans, held for investment.
Net cash used in financing activities for the three months ended March 31, 2022 was $2,269.2 million. Cash outflows were primarily driven by our net repayments on CMBS MRAs of $2,464.2 million, net repayments from borrowings on repurchase agreements - commercial mortgage loans and unsecured debt of $496.7 million and $50.0 million, respectively, and $30.3 million was used for cash distributions to stockholders. Outflows were offset by net borrowings on CLOs of $724.9 million.
Cash Flows for the Three months ended March 31, 2021
Net cash provided by operating activities for the three months ended March 31, 2021 was $4.4 million. Cash inflows were primarily driven by net income of $30.1 million, partially offset by the payment of $25.0 million related to originations of and proceeds from sales of commercial mortgage loans, measured at fair value.
Net cash used in investing activities for the three months ended March 31, 2021 was $307.8 million. Cash inflows were primarily driven by origination and purchase of $520.8 million of commercial mortgage loans, held for investment. Outflows were offset by proceeds from the sale/repayment of real estate securities of $159.3 million and principal repayments on commercial mortgage loans, held for investment of $52.8 million.
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

Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of March 31, 2022 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$17,538	$348,014	$35,126	$—	400,678
Repurchase agreements - commercial mortgage loans	193,016	329,874	—	—	522,890
Repurchase agreements - real estate securities	1,714,541	—	—	—	1,714,541
CLOs (2)	—	—	—	2,904,374	2,904,374
Mortgage Note Payable	—	—	—	23,998	23,998
Unsecured debt	—	—	—	98,620	98,620
Other financing and loan participation - commercial mortgage loans	—	37,903	2,296	—	40,199
Total	$1,925,095	$715,791	$37,422	$3,026,992	$5,705,300
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $452.6 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligations line of the consolidated balance sheet as of March 31, 2022.
In addition to its cash requirements, the Company pays a quarterly dividend and has an existing share repurchase authorization. As of March 31, 2022, the Company’s quarterly cash dividend was $0.355 per share of common stock (which was paid on an as-converted basis on the Company’s shares of Series C Preferred Stock, Series D Preferred Stock and Series F Preferred Stock), and $0.46875 per share on the Company’s shares of Series E Preferred Stock. The payment of future dividends is subject to declaration by the Board of Directors. The Company’s Board of Directors also has authorized a $65.0 million share repurchase program, that will be operative following the conclusion of the $35.0 million open market share purchase program the Advisor agreed to implement in connection with the Company’s merger with Capstead. The authorization does not obligate the Company to acquire any specific number of shares.
Related Party Arrangements
Amended Advisory Agreement
Refer to “Note 11 - Related Party Transactions and Arrangements” for a summary of the Company’s Advisory Agreement with the Advisor and amounts paid to the Advisor pursuant to the Advisory Agreement for the three months ended March 31, 2022 and 2021.
Lending Agreement with Stockholder
Pursuant to a lending and security agreement with Security Benefit Life Insurance Company ("SBL"), which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $0.3 million interest expense on the lending agreement with SBL for the three months ended March 31, 2022. As of March 31, 2022 there were no amounts outstanding under the lending agreement.
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

During the first quarter of 2022, pursuant to the 2021 Incentive Plan, the Company issued awards of restricted stock units to its officers and certain other personnel of the Advisor who provide services to the Company under the Advisory Agreement (see Note 12 - Share-based Compensation).
Non-GAAP Financial Measures
Distributable Earnings and Run-Rate Distributable Earnings
Beginning in the third quarter of 2021 to more appropriately reflect the principal purpose of the measure, "modified funds from operations ("MFFO")" or "funds from operations ("FFO")" was relabeled "Distributable Earnings", a non-GAAP financial measure. Distributable Earnings is a non-GAAP measure, which we define as GAAP net income (loss), adjusted for (i) non-cash CLO amortization acceleration and amortization over our expected useful life of our CLOs, (ii) unrealized gains and losses on loans, derivatives and ARMs, including CECL reserves and impairments, (iii) non-cash equity compensation expense, (iv) depreciation and amortization, (v) non-cash incentive fee accruals, (vi) certain other non-cash items, and (vii) impairments of acquisition assets related to the Capstead merger. Further, Run-Rate Distributable Earnings, a non-GAAP measure, presents Distributable Earnings before trading and derivative gain/loss on residential adjustable-rate mortgage securities.
We believe that Distributable Earnings and Run-Rate Distributable Earnings provides meaningful information to consider in addition to our GAAP results. We believe Distributable Earnings is a useful financial metric for existing and potential future holders of our common stock as historically, overtime, Distributable Earnings has been an indicator of our dividends per share. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments, and therefore we believe our dividends are one of the principal reasons stockholders may invest in our common stock. Further, Distributable Earnings helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations and is one of the performance metrics we consider when declaring our dividends. We believe Run-Rate Distributable Earnings is a useful financial metric because it presents the Distributable Earnings of our core businesses, net of the impacts of the trading and derivative gain/loss on the residential adjustable-rate mortgage securities we acquired from Capstead that we are currently in the process of liquidating from our portfolio.
Distributable Earnings does not represent net income (loss) and should not be considered as an alternative to GAAP net income (loss). Our methodology for calculating Distributable Earnings may differ from the methodologies employed by other companies and thus may not be comparable to the Distributable Earnings reported by other companies.

The following table provides a reconciliation of GAAP net income to Distributable Earnings as of March 31, 2022 and March 31, 2021 (amounts in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
GAAP Net Income	$(22,507)	$30,146
Adjustments:
CLO amortization acceleration (1)	(977)	(695)
Unrealized (gain)/loss on financial instruments (2)	5,898	(2,594)
Unrealized gain/(loss) reversal - ARMs	27,462	—
Incentive fees	—	1,661
Depreciation and amortization	1,295	406
Increase/(decrease) in provision for credit losses	(955)	(2,331)
Loan Workout Charges (3)	1,900	—
Realized trading and derivatives gain/loss on ARMs	28,029	—
Run Rate Distributable Earnings (4)	$40,145	$26,593
Realized trading and derivatives gain/loss on ARMs	(28,029)	—
Distributable Earnings	$12,116	$26,593
Average Equity	$1,519,569	$1,023,213
7.5% Cumulative Redeemable Preferred Stock, Series E Dividend	$4,842	$—
GAAP Common ROE	(7.2)%	11.8%
Run-Rate Distributable Earnings ROE	9.3%	10.4%
Distributable Earnings ROE	1.9%	10.4%
GAAP Net Income Per Share, Fully Converted	$(0.30)	$0.53
Run-Rate Distributable Earnings Per Share, Fully Converted	$0.39	$0.47
Distributable Earnings Per Share, Fully Converted	$0.08	$0.47
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
(3) Represents loan workout expenses the Company incurred, which the Company deems likely to be recovered and is non-recurring in nature.
(4) Distributable Earnings before trading and derivative gain/loss on residential adjustable-rate mortgage securities (“Run-Rate Distributable Earnings”) (a non-GAAP financial measure).
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
Market Risk
As a result of the closing of the Capstead merger on October 19, 2021 we hold a significant amount of ARM Agency securities. Changes in the level of interest rates and spreads can significantly impact the value of these assets. We may utilize a variety of financial instruments in order to limit the adverse effects of interest rates on our results.
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
As of March 31, 2022 and December 31, 2021, our portfolio included 163 and 161 variable rate investments, respectively, based on LIBOR and SOFR (or "indexing rates") for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity. The changes in the portfolio for each basis points increase/decrease is a change from the base scenario.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	March 31, 2022	December 31, 2021
(-) 25 Basis Points	0.12%	2.08%
Base Interest Rate	—%	—%
(+) 50 Basis Points	1.01%	(1.74)%
(+) 100 Basis Points	2.72%	(1.64)%
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

Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
Refer to “Litigation and Regulatory Proceedings” in “Note 10 - Commitments and Contingencies”. The Company believes that these matters, individually or in the aggregate, will not have a material impact on the Company’s financial condition, operating results or cash flows.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes from these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company’s board of directors has authorized a $65 million share repurchase program that will become operative following the conclusion of the $35 million open market share purchase program the Advisor agreed to implement in connection with the Capstead acquisition. The Company’s share repurchase program authorizes share repurchases at prices below the most recently reported book value per share as determined in accordance with GAAP. Purchases made under the Company’s program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any purchases by the Company and the Advisor will be determined by the respective teams responsible at the Company and the Advisor, as applicable, in their reasonable business judgment and consistent with the exercise of their legal duties and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Company share repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company’s and the Advisor’s share purchase programs will remain open until at least November 2022 or until the capital committed to the applicable repurchase program has been exhausted, whichever is sooner. Repurchases under the Company’s share repurchase program may be suspended from time to time at the Company’s discretion without prior notice.
The following table sets forth purchases of the Company's common stock under the Advisor's purchase program for the three months ended March 31, 2022:

	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
January 1, 2022 - January 31, 2022	—	$—	—	$—
February 1, 2022 - February 28, 2022	—	—	—	—
March 1, 2022 - March 31, 2022	572,940	13.15	572,940	27,466,738
Total	572,940	$13.15	572,940	$27,466,738
_______________________
(1) All of the purchases listed in the table above were made in the open market by the Advisor under the Advisor’s share purchase program announced on July 26, 2021, including under a Rule 10b5-1 plan adopted by the Advisor. No shares were repurchased under the Company’s share repurchase program during the three months ended March 31, 2022.
(2) The average price paid per share represents the average of the gross purchase price per share, inclusive of any broker’s fees or commissions.
Subsequent to March 31, 2022, the Advisor purchased an aggregate of 900,098 shares of the Company’s common stock at an average price of $13.45 per share. As of May 3, 2022, there was a $15.4 million remaining balance under the Advisor’s purchase plan and $65.0 million remaining under the Company’s share repurchase program.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1
Indenture, dated as of February 15, 2022, by and among BSPRT 2022-FL8 Issuer, Ltd., BSPRT 2022-FL8 Co-Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator and custodian (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 18, 2022).

10.2*
Guaranty of Recourse Obligations, dated as of February 10, 2022, made by Franklin BSP Realty Trust, Inc., a Maryland corporation (Guarantor”), in favor of CUSTOMERS BANK (together with its successors and assigns, “Lender”).

10.3*
Loan and Security Agreement, dated as of February 10, 2022, between BSPRT Oliver Finance, LLC a Delaware limited liability company (the “Borrower”), and CUSTOMERS BANK (together with its successors and assigns, the “Lender”).

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

101*	XBRL (eXtensible Business Reporting Language). The following materials from Benefit Street Partners Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________________________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin BSP Realty Trust, Inc.
Dated:	May 4, 2022	By	/s/ Richard J. Byrne
Name: Richard J. Byrne
Title: Chief Executive Officer and President
(Principal Executive Officer)

Dated:	May 4, 2022	By	/s/ Jerome S. Baglien
Name: Jerome S. Baglien
Title: Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)