Form 10-Q
period 2022-06-30
Franklin BSP Realty Trust, Inc.
filed 2022-08-03
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2022
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-40923
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of July 29, 2022 was 83,776,580.

FRANKLIN BSP REALTY TRUST, INC.

i

PART I. Item 1. Consolidated Financial Statements and Notes (unaudited)
FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Cash and cash equivalents	$445,812	$154,929
Restricted cash	11,354	13,270
Commercial mortgage loans, held for investment, net of allowance of $47,025 and $15,827 as of June 30, 2022 and December 31, 2021, respectively	5,182,535	4,211,061
Commercial mortgage loans, held for sale, measured at fair value	129,275	34,718
Real estate securities, trading, measured at fair value	270,381	4,566,871
Derivative instruments, measured at fair value	2,622	436
Other real estate investments, measured at fair value	—	2,074
Receivable for loan repayment (1)	44,729	252,351
Accrued interest receivable	22,899	30,109
Prepaid expenses and other assets	14,697	13,595
Intangible lease asset, net of amortization	47,033	48,472
Real estate owned, net of depreciation	88,897	90,048
Cash collateral receivable from derivative counterparties	1,672	56,767
Total assets	$6,261,906	$9,474,701
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$3,203,577	$2,162,190
Repurchase agreements - commercial mortgage loans	832,034	1,019,600
Repurchase agreements - real estate securities	293,288	4,178,784
Mortgage note payable	23,998	23,998
Other financing and loan participation - commercial mortgage loans	47,181	37,903
Unsecured debt	98,645	148,594
Derivative instruments, measured at fair value	510	32,295
Interest payable	4,859	2,692
Distributions payable	36,801	30,346
Accounts payable and accrued expenses	13,568	12,705
Due to affiliates	19,754	17,538
Total liabilities	$4,574,215	$7,666,645
Commitment and contingencies (See Note 10)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock Series C, $0.01 par value, 20,000 authorized and 1,400 issued and outstanding as of June 30, 2022 and December 31, 2021	$6,975	$6,971
Redeemable convertible preferred stock Series D, $0.01 par value, 20,000 authorized and 17,950 issued and outstanding as of December 31, 2021	—	89,684
Redeemable convertible preferred stock Series H, $0.01 par value, 20,000 authorized and 17,950 issued and outstanding as of June 30, 2022	89,748	—
Total redeemable convertible preferred stock	$96,723	$96,655
Equity:
Preferred stock, $0.01 par value, 10,000,000 authorized and none issued or outstanding as of June 30, 2022 and December 31, 2021, respectively	$—	$—
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 7.5% Cumulative Redeemable Preferred Stock, Series E, 10,329,039 shares issued and outstanding as of June 30, 2022 and December 31, 2021	258,742	258,742
Series F Preferred stock, $0.01 par value, 40,000,000 authorized, none issued or outstanding as of June 30, 2022, and 39,733,299 issued and outstanding as of December 31, 2021	—	710,431
Common stock, $0.01 par value, 900,000,000 shares authorized, 84,226,628 and 43,965,928 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	838	441
Additional paid-in capital	1,614,610	903,264
Accumulated other comprehensive income (loss)	—	(62)
Accumulated deficit	(288,986)	(167,179)
Total stockholders' equity	$1,585,204	$1,705,637
Non-controlling interest	5,764	5,764
Total equity	$1,590,968	$1,711,401
Total liabilities, redeemable convertible preferred stock and equity	$6,261,906	$9,474,701
_________________________________________________________
(1) Includes $43.7 million and $187.0 million of cash held by servicer related to the CLOs as of June 30, 2022 and December 31, 2021, respectively, as well as $1.0 million and $65.3 million of RMBS principal paydowns receivable as of June 30, 2022 and December 31, 2021, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income:
Interest income	$70,213	$48,985	$145,471	$91,222
Less: Interest expense	32,807	12,637	55,287	24,006
Net interest income	37,406	36,348	90,184	67,216
Revenue from real estate owned	2,312	716	4,624	1,432
Total income	$39,718	$37,064	$94,808	$68,648
Expenses:
Asset management and subordinated performance fee	$6,601	$6,001	$13,346	$11,417
Acquisition expenses	319	169	634	322
Administrative services expenses	3,048	3,078	6,401	6,552
Professional fees	8,736	2,777	15,395	4,774
Depreciation and amortization	1,296	406	2,591	812
Other expenses	1,663	911	3,425	1,406
Total expenses	$21,663	$13,342	$41,792	$25,283
Other (income)/loss:
Provision/(benefit) for credit losses	$32,530	$(1,508)	$31,575	$(3,839)
Realized (gain)/loss on extinguishment of debt	(15)	—	(15)	—
Realized (gain)/loss on sale of commercial mortgage loans, held for sale	(39)	—	(39)	—
Realized (gain)/loss on sale of real estate owned assets, held for sale	—	(1,112)	—	(1,112)
Realized (gain)/loss on sale of commercial mortgage loans, held for sale, measured at fair value	1,833	(6,520)	(56)	(13,150)
Realized (gain)/loss on other real estate investments, measured at fair value	—	—	33	—
Unrealized (gain)/loss on commercial mortgage loans, held for sale, measured at fair value	2,797	(625)	3,736	(1,104)
Unrealized (gain)/loss on other real estate investments, measured at fair value	—	(20)	(4)	(26)
Trading (gain)/loss	22,538	315	110,973	1,375
Unrealized (gain)/loss on derivatives	9,427	3,163	14,390	1,054
Realized (gain)/loss on derivatives	(25,193)	(281)	(59,223)	(2,259)
Total other (income)/loss	$43,878	$(6,588)	$101,370	$(19,061)
Income/(loss) before taxes	(25,823)	30,310	(48,354)	62,426
Provision/(benefit) for income tax	(114)	300	(138)	2,270
Net income/(loss)	$(25,709)	$30,010	$(48,216)	$60,156
Net income/(loss) applicable to common stock	$(32,664)	$22,998	$(76,182)	$46,402

Basic earnings per share	$(0.43)	$0.52	$(1.27)	$1.05
Diluted earnings per share	$(0.43)	$0.52	$(1.27)	$1.05
Basic weighted average shares outstanding	75,837,621	44,262,934	59,985,361	44,276,480
Diluted weighted average shares outstanding	75,837,621	44,278,939	59,985,361	44,292,427

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income/(loss)	$(25,709)	$30,010	$(48,216)	$60,156

Unrealized gain/(loss) on available for sale securities	$—	$214	$—	$8,256
Amounts related to cash flow hedges:
Change in net unrealized gain/(loss)	—	—	(220)	—
Reclassification adjustment for amounts included in net income/(loss)	—	—	282	—
	$—	$—	$62	$—
Comprehensive income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$(25,709)	$30,224	$(48,154)	$68,412

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Preferred E	Preferred F	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2021	43,965,928	$441	$903,264	$(62)	$(167,179)	$258,742	$710,431	$1,705,637	$5,764	$1,711,401
Issuance of common stock	—	—	—	—	—	—	—	—	—	—
Common stock repurchases	—	—	—	—	—	—	—	—	—	—
Common stock issued through distribution reinvestment plan	5,982	—	91	—	—	—	—	91	—	91
Share-based compensation	499,217	—	500	—	—	—	—	500	—	500
Offering costs	—	—	—	—	—	—	—	—	—	—
Net income/(loss)	—	—	—	—	(22,507)	—	—	(22,507)	—	(22,507)
Distributions declared	—	—	—	—	(36,743)	—	—	(36,743)	—	(36,743)
Other comprehensive income	—	—	—	62	—	—	—	62	—	62
Balance, March 31, 2022	44,471,127	$441	$903,855	$—	$(226,429)	$258,742	$710,431	$1,647,040	$5,764	$1,652,804
Issuance of common stock	—	—	—	—	—	—	—	—	—	—
Common stock repurchases	743	—	—	—	—	—	—	—	—	—
Common stock issued through distribution reinvestment plan	—	—	—	—	—	—	—	—	—	—
Share-based compensation	21,459	—	721	—	—	—	—	721	—	721
Preferred F exchanged for common stock	39,733,299	397	710,034	—	—	—	(710,431)	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—
Net income/(loss)	—	—	—	—	(25,709)	—	—	(25,709)	—	(25,709)
Distributions declared	—	—	—	—	(36,848)	—	—	(36,848)	—	(36,848)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2022	84,226,628	$838	$1,614,610	$—	$(288,986)	$258,742	$—	$1,585,204	$5,764	$1,590,968

Balance, December 31, 2020	44,510,051	$446	$912,725	$(8,256)	$(106,471)	$—	$—	$798,444	$—	$798,444
Issuance of common stock	—	—	—	—	—	—	—	—	—	—
Common stock repurchases	(521,796)	(5)	(9,142)	—	—	—	—	(9,147)	—	(9,147)
Common stock issued through distribution reinvestment plan	147,404	2	2,583	—	—	—	—	2,585	—	2,585
Share-based compensation	—	—	55	—	—	—	—	55	—	55
Offering costs	—	—	(21)	—	—	—	—	(21)	—	(21)
Net income/(loss)	—	—	—	—	30,146	—	—	30,146	—	30,146
Distributions declared	—	—	—	—	(15,644)	—	—	(15,644)	—	(15,644)
Other comprehensive income	—	—	—	8,042	—	—	—	8,042	—	8,042
Balance, March 31, 2021	44,135,659	$443	$906,200	$(214)	$(91,969)	$—	$—	$814,460	$—	$814,460
Issuance of common stock	504	—	—	—	—	—	—	—	—	—
Common stock repurchases	(3,784)	—	(66)	—	—	—	—	(66)	—	(66)
Common stock issued through distribution reinvestment plan	141,270	1	2,523	—	—	—	—	2,524	—	2,524
Share-based compensation	11,184	—	53	—	—	—	—	53	—	53
Offering costs	—	—	(21)	—	—	—	—	(21)	—	(21)
Net income/(loss)	—	—	—	—	30,010	—	—	30,010	—	30,010
Distributions declared	—	—	—	—	(15,898)	—	—	(15,898)	—	(15,898)
Other comprehensive income	—	—	—	214	—	—	—	214	—	214
Balance, June 30, 2021	44,284,833	$444	$908,689	$—	$(77,857)	$—	$—	$831,276	$—	$831,276
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income/(loss)	$(48,216)	$60,156
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Premium amortization and (discount accretion), net	$(5,209)	$(2,853)
Accretion of deferred commitment fees	(4,279)	(3,930)
Amortization of deferred financing costs	8,017	2,715
Share-based compensation	1,221	108
Realized (gain)/loss from sale of real estate owned, held for sale	—	(1,112)
Realized (gain)/loss from sale of other real estate investments	33	—
Realized (gain)/loss on extinguishment of debt	(15)	—
Realized (gain)/loss on swap terminations	(53,771)	—
Realized and unrealized gain/loss on real estate securities, trading	110,973	1,375
Unrealized (gain)/loss from commercial mortgage loans, held for sale	3,736	(1,104)
Unrealized (gain)/loss from derivative instruments	14,390	1,054
Unrealized (gain)/loss from other real estate investments	(4)	(26)
Depreciation and amortization	2,591	812
Provision/(benefit) for credit losses	31,575	(3,839)
Origination of commercial mortgage loans, held for sale	(336,545)	(252,145)
Proceeds from sale of commercial mortgage loans, held for sale	238,252	243,867
Changes in assets and liabilities:
Accrued interest receivable	11,489	1,814
Prepaid expenses and other assets	(3,185)	2,170
Accounts payable and accrued expenses	537	3,048
Due to affiliates	2,216	3,166
Interest payable	2,167	(1,066)
Net cash (used in)/provided by operating activities	$(24,027)	$54,210
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(1,536,424)	$(917,176)
Principal repayments received on commercial mortgage loans, held for investment	678,187	468,689
Proceeds from (purchase)/sale of other real estate investments	2,045	—
Proceeds from sale of real estate owned, held for sale	—	10,810
Purchase of real estate securities	—	—
Proceeds from sale of commercial mortgage loans, held for sale	4,074	—
Proceeds from sale/repayment of real estate securities	3,731,717	178,017
Principal collateral on mortgage investments	518,120	—
Proceeds from (purchase)/sale of derivative instruments	(1,476)	848
Net cash (used in)/provided by investing activities	$3,396,243	$(258,812)
Cash flows from financing activities:
Proceeds from issuances of redeemable convertible preferred stock	$—	$15,000
Common stock repurchases	—	(9,213)
Borrowings on collateralized loan obligations	1,623,933	612,723
Repayments of collateralized loan obligations	(579,939)	(274,636)
Borrowings on repurchase agreements - commercial mortgage loans	1,487,264	397,392
Repayments of repurchase agreements - commercial mortgage loans	(1,674,830)	(386,270)
Borrowings on repurchase agreements - real estate securities	17,146,290	175,801

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Repayments of repurchase agreements - real estate securities	(21,031,786)	(316,118)
Proceeds from other financing and loan participation - commercial mortgage loans	9,278	5,726
Borrowings on unsecured debt	—	100,000
Repayments of unsecured debt	(50,000)	(100,000)
Borrowing on mortgage note payable	—	—
Payments of deferred financing costs	(8,457)	(4,380)
Cash collateral received on interest rate swaps	55,095	—
Proceeds from interest rate swap settlements	6,948	—
Distributions paid	(67,045)	(25,964)
Net cash (used in)/provided by financing activities:	$(3,083,249)	$190,061
Net change in cash, cash equivalents and restricted cash	288,967	(14,541)
Cash, cash equivalents and restricted cash, beginning of period	168,199	92,141
Cash, cash equivalents and restricted cash, end of period	$457,166	$77,600

Supplemental disclosures of cash flow information:
Taxes paid	$3,116	$79
Interest paid	45,103	22,356

Supplemental disclosures of non - cash flow information:
Distribution payable	$36,801	$16,099
Common stock issued through distribution reinvestment plan	91	5,109
Loans transferred to commercial real estate loans, held for sale	4,074	—
Conversion of Series F Preferred Stock to Common Stock	710,431	—
Conversion of Series D Preferred Stock to Series H Preferred Stock	89,748	—

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$445,812	$63,277
Restricted cash	11,354	14,323
Cash, cash equivalents and restricted cash, end of period	$457,166	$77,600
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans which the Company intends to sell through its TRS into commercial mortgage-backed securities ("CMBS") securitization transactions. Historically this business has focused primarily on CMBS, unsecured REIT debt, collateralized debt obligations ("CDOs") and other securities. As a result of the October 2021 acquisition of Capstead Mortgage Corporation ("Capstead"), the Company acquired and continues to hold a portfolio of residential mortgage backed securities (“RMBS”) in the form of residential adjustable-rate mortgage pass-through securities ("ARM Agency Securities") issued and guaranteed by government-sponsored enterprises or by an agency of the federal government. The Company also owns real estate that was either acquired by the Company through foreclosure or deed in lieu of foreclosure, or that was purchased for investment, typically subject to triple net leases.
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
June 30, 2022
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
June 30, 2022
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
Amounts capitalized to real estate owned consist of the cost of acquisition or construction, any tenant improvements or major improvements, betterments that extend the useful life of the related asset, and transaction costs associated with the acquisition of an individual asset that does not qualify as a business combination. All repairs and maintenance are expensed as incurred. Additionally, the Company capitalizes interest while the development, or redevelopment, of a real estate owned asset is in progress. No development or redevelopments of real estate owned assets are in progress as of June 30, 2022.
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
June 30, 2022
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
Credit Losses
The allowances for credit losses required under Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments Credit Losses, are deducted from the respective loans’ amortized cost basis on the Company’s consolidated balance sheets. The allowance for credit losses attributed to unfunded loan commitments is included in Accounts payable and accrued expenses on the consolidated balance sheets.
General allowance for credit losses
The general allowance for credit losses for the Company’s financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans held for investment and unfunded loan commitments represents a lifetime estimate of expected credit losses. Factors considered by the Company when determining the general allowance for credit losses reserve include loan-specific characteristics such as loan-to-value (“LTV”) ratio, vintage year, loan term, property type, occupancy and geographic location, financial performance of the borrower, expected payments of principal and interest, as well as internal or external information relating to past events, current conditions and reasonable and supportable forecasts.
The general allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist for multiple financial instruments. If similar risk characteristics do not exist, the Company measures the general allowance for credit losses on an individual instrument basis. The determination of whether a particular financial instrument should be included in a pool can change over time. If a financial asset’s risk characteristics change, the Company evaluates whether it is appropriate to continue to keep the financial instrument in its existing pool or evaluate it individually.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
In measuring the general allowance for credit losses for financial instruments including our unfunded loan commitments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the allowance for credit losses is calculated as the product of PD, LGD and exposure at default (“EAD”). The Company’s model principally utilizes historical loss rates derived from a commercial mortgage backed securities database with historical losses from 1998 to 2022 provided by a reputable third party, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by an immediate reversion to average historical losses. For financial instruments assessed on an individual basis, including when it is probable that the Company will be unable to collect the full payment of principal and interest on the instrument, the Company applies a discounted cash flow (“DCF”) methodology.
Specific allowance for credit losses
For financial instruments where, based on the Company’s assessment at the reporting date, the repayment is expected to be provided substantially through the operation or sale of the collateral, the Company may elect to use as a practical expedient the fair value of the collateral as of the reporting date when determining a specific allowance for credit losses.
For financial instruments which the Company identifies reasonable doubt as to whether the collection of contractual components can be satisfied, a loan specific allowance analysis is performed. Determining whether a specific allowance for a loan is required entails significant judgment from management and is based on several factors including (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. If a loan is determined to have a specific allowance, the specific allowance is recorded as a component of our Current Expected Credit Loss ("CECL") reserve by applying the practical expedient for collateral dependent loans. The CECL reserve is assessed on an individual basis for such loans by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require significant judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plans, loan sponsorship, actions of other lenders, and other factors deemed relevant by the Company. Actual losses, if any, could ultimately differ materially from these estimates. The Company only expects to write-off specific allowances if and when such amounts are deemed non-recoverable. Non-recoverability is generally determined at the time a loan is settled, or in the case of foreclosure, when the underlying asset is sold. Non-recoverability may also be concluded if, in the Company's determination, it is deemed certain that all amounts due will not be collected. If a loan is determined to be impaired based on the above considerations, management records a write-off through a charge to the "Specific allowance for credit losses" and the respective loan balance.
Risk Rating
In developing the allowances for credit losses for its loans held for investment, the Company performs a comprehensive analysis of its loan portfolio and assigns risk ratings to loans that incorporate management's current judgments about their credit quality based on all known and relevant internal and external factors that may affect collectability, using similar factors as those in developing the allowance for credit losses. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. Risk rating categories range from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss with the ratings updated quarterly. At the time of origination or purchase, loans held for investment are ranked as a “2” and will move accordingly going forward based on the ratings which are defined as follows:
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Changes in the allowances for credit losses for the Company’s financial instruments are recorded in Provision/(benefit) for credit losses on the consolidated statements of operations with a corresponding offset to the financial instrument’s amortized cost recorded on the consolidated balance sheets, or as a component of Accounts payable and accrued expenses for unfunded loan commitments.
The Company has elected to not measure an allowance for credit losses for accrued interest receivables as balances are written off in a timely manner when loans, real estate securities or preferred equity investments are designated as non-performing and placed on non-accrual or cost recovery status within 90 days of becoming past due.
Non-performing status
The Company designates loans as non-performing when (i) full payment of principal and coupon interest components become 90-days past due ("non-accrual status"); or (ii) the Company has reasonable doubt as to whether the collection of contractual components can be satisfied ("cost recovery status"). When a loan is designated as non-performing and placed on non-accrual status, interest is only recognized as income when payment has been received. Loans designated as non-performing and placed on non-accrual status are removed from their non-performing designation when collection of principal and coupon interest components have been satisfied. When a loan is designated as non-performing and placed on cost recovery status, the cost-recovery method is applied to which receipt of principal or coupon interest is recorded as a reduction to the amortized cost until collection of all contractual components are reasonably assured.
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
Real Estate Securities
Available For Sale
On the acquisition date, all of the Company’s commercial real estate securities were classified as available for sale ("AFS") and carried at fair value, and subsequently any unrealized gains or losses are recognized as a component of accumulated other comprehensive income or loss. The Company may elect the fair value option for its real estate securities, and as a result, any unrealized gains or losses on such real estate securities will be recorded in the Company’s consolidated statements of operations. No such election was made as of June 30, 2022. Related discounts, premiums and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the Company’s consolidated statements of operations. The Company uses the specific identification method in determining the cost relief for real estate securities sold. Realized gains and losses from the sale of real estate securities are included in the Company’s consolidated statements of operations.
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
June 30, 2022
(Unaudited)
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
Offering and Related Costs
Since 2018, the Company has from time to time offered, and may in the future offer, shares of the Company’s common stock or one or more series of its preferred stock, including its Series C convertible preferred stock (the “Series C Preferred Stock,”), former Series D convertible preferred stock (the “Series D Preferred Stock”), and Series H convertible preferred stock (the “Series H Preferred Stock”) in private placements exempt from the registration requirements of the Securities Act of 1933, as amended. In connection with these offerings, the Company incurs various offering costs. These offering costs include but are not limited to legal, accounting, printing, mailing and filing fees, and diligence expenses of broker-dealers. Offering costs for the common stock are recorded in the Company’s stockholders’ equity, while the offering costs for the Series C Preferred Stock and Series D Preferred Stock are included within Series C Preferred Stock and Series D Preferred Stock, respectively, on the Company’s consolidated balance sheets. Offering costs for the Series H Preferred Stock were expensed to the Company's consolidated statement of operations.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
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
In January 2022, the Company issued for the first time under the 2021 Incentive Plan awards of restricted stock units ("RSUs") to its officers and certain other personnel of the Advisor who provide services to the Company. These awards are service-based and vest in equal annual installments beginning on the anniversary of the date of grant over a period of three years, subject to continuing service. One share of the Company’s common stock will be issued for each unit that vests. These awards also grant non-forfeitable dividend equivalent rights equal to the cash dividend paid in the ordinary course on a common share to the Company's common shareholders. Upon termination for any reason, all unvested RSUs will be forfeited by the grantee, who will be given no further rights to such RSUs.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRSs, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as C corporations. For financial reporting purposes, the TRSs are consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRSs. Total income tax (benefit)/provision for the three months ended June 30, 2022 and June 30, 2021 was $(0.1) million and $0.3 million, respectively.
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
Per Share Data
The Series C Preferred Stock, Series D Preferred Stock (when it was outstanding), and Series H Preferred Stock are each considered a participating security and the Company calculates basic earnings per share using the two-class method. The Company’s dilutive earnings per share calculation is computed using the more dilutive result of the treasury stock method, assuming the participating security is a potential common share, or the two-class method, assuming the participating security is not converted. The Company calculates basic earnings per share by dividing net income applicable to common stock for the period by the weighted-average number of shares of common stock outstanding for that period. Diluted earnings per share reflects the potential dilution that could occur from shares outstanding if potential shares of common stock with a dilutive effect have been issued in connection with the restricted stock plan or upon conversion of the outstanding shares of Series C Preferred Stock, Series D Preferred Stock (when it was outstanding) and Series H Preferred Stock, except when doing so would be anti-dilutive.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
•The real estate securities business focuses on investing in and asset managing real estate securities. Historically this business has focused primarily on CMBS, unsecured REIT debt, CDO notes and other securities. As a result of the October 2021 acquisition of Capstead, the Company acquired and continues to hold a portfolio of RMBS in the form of the ARM Agency Securities. The Company has, and intends to reinvest the cash and proceeds from dividends, interest, repayments and sales of these assets into its other segments and does not intend to continue to invest in ARM Agency Securities or RMBS in general. As of June 30, 2022, all of the real estate securities in this segment were ARM Agency Securities acquired in the Capstead acquisition.
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
See Note 16 - Segment Reporting for further information regarding the Company's segments.
Redeemable Convertible Preferred Stock
The Company’s outstanding Series C and Series H classes of preferred stock are classified outside of permanent equity in the consolidated balance sheets.
Series C Preferred Stock
The Series C Preferred Stock ranks senior to the Common Stock and on parity with the Series H Preferred Stock and the Company’s 7.50% Series E Cumulative Redeemable Preferred Stock (“Series E Preferred Stock”) with respect to priority in dividends and in the distribution of assets in the event of the liquidation, dissolution or winding-up of the Company. The liquidation preference of each share of Series C Preferred Stock is the greater of (i) $5,000 plus accrued and unpaid dividends, and (ii) the amount that would be received upon a conversion of the Series C Preferred Stock into the Common Stock.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Series D Preferred Stock
The Series D Preferred Stock was exchanged for an equivalent number of shares of Series H Preferred Stock on June 24, 2022.
Series H Preferred Stock
On June 24, 2022, the Company issued 17,950 shares of Series H Preferred Stock to the holder of the Series D Preferred Stock in exchange for an equal amount of shares of Series D Preferred Stock.
The exchange was undertaken to accommodate the holder’s request to extend the mandatory conversion date set forth in the terms of the Series D Preferred Stock, which was set to occur on October 19, 2022, to January 19, 2023. There are no other material differences between the terms of the Series D Preferred Stock and Series H Preferred Stock. The Company received no consideration for the exchange.
The Series H Preferred Stock is on parity with the Series C Preferred Stock and Series E Preferred Stock with respect to preference on liquidation and dividend rights. The terms of the Series H Preferred Stock are substantially the same as the Series C Preferred Stock and the Series D Preferred Stock, except that the holders of the Series H Preferred Stock have the option to accelerate the mandatory conversion date, which is January 23, 2022, upon at least 10 days' written notice.
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
Perpetual Preferred Stock—Series E Preferred Stock
The Series E Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. The Series E Preferred Stock ranks, with respect to rights to the payment of dividends and the distribution of assets upon its liquidation, dissolution or winding up, senior to the common stock and on a parity with the Series C Preferred Stock and Series H Preferred Stock. The liquidation preference is $25.00 per share, plus an amount equal to any accumulated and unpaid dividends.
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
June 30, 2022
(Unaudited)
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
The Series E Preferred Stock is listed on the New York Stock Exchange under the symbol “FBRT PRE”.
Summary of Preferred Stock Conversion Terms
The complete terms of the Series C Preferred Stock, Series H Preferred Stock and Series E Preferred Stock are set forth in the Articles Supplementary applicable to each class, which have been filed as exhibits to the Company’s periodic reports filed pursuant to the Securities Exchange Act of 1934, as amended.
The below table summarizes the timing of the conversion of the Company’s outstanding classes of convertible preferred stock into common stock:

Series/Shares Outstanding at 6/30/22	Conversion Date	Conversion Amount Per One Share of Preferred*
Redeemable Convertible Series C Preferred Stock / 1,400 shares outstanding	October 19, 2022, subject to the Company’s right to accelerate the conversion	299.2 shares of Common Stock
Redeemable Convertible Series H Preferred Stock / 17,950 shares outstanding	January 19, 2023, subject to the holder's right to accelerate the conversion	299.2 shares of Common Stock
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through June 30, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (dollars in thousands):

	June 30, 2022	December 31, 2021
Senior loans	$5,212,612	$4,204,464
Mezzanine loans	16,948	22,424
Total gross carrying value of loans	5,229,560	4,226,888
General allowance for credit losses	18,594	15,827
Specific allowance for credit losses (1)	28,431	—
Less: Total Allowance for Credit Losses	47,025	15,827
Total commercial mortgage loans, held for investment, net	$5,182,535	$4,211,061
_________________________________________________________
(1) As of June 30, 2022, the Company recorded a specific reserve with respect to a retail loan designated as non-performing.
As of June 30, 2022 and December 31, 2021, the Company's total commercial mortgage loan portfolio, held for investment, was comprised of 174 and 165 loans, respectively.
Allowance for Credit Losses
The following table presents the activity in the Company's allowance for credit losses, excluding the unfunded loan commitments, as of June 30, 2022 (dollars in thousands):

	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self-Storage	Manufactured Housing	Total
December 31, 2021	$9,681	$288	$776	$86	$169	$4,597	$152	$78	$15,827
Changes:
General provision/(benefit) for credit losses	32	234	(103)	15	(108)	(807)	(110)	(47)	(894)
March 31, 2022	$9,713	$522	$673	$101	$61	$3,790	$42	$31	$14,933
Changes:
General provision/(benefit) for credit losses	4,595	(128)	(48)	(18)	(22)	(687)	(23)	(8)	3,661
Specific provision/(benefit) for credit losses	—	28,431	—	—	—	—	—	—	28,431
June 30, 2022	$14,308	$28,825	$625	$83	$39	$3,103	$19	$23	$47,025
The Company recorded an increase in its general provision for credit losses during the three and six months ended June 30, 2022 of $3.7 million and $2.8 million, respectively. The primary driver for the higher reserve balance is the change in economic outlook since the end of the prior year.
During the quarter ended June 30, 2022, the Company identified a commercial mortgage loan, held for investment secured by a portfolio of 24 retail properties, that was assigned a risk rating of “5” due to certain conditions that negatively impacted the underlying collateral property’s cash flows. Since the loan was considered a collateral-dependent asset under GAAP, a specific allowance for credit losses of $28.4 million was recorded based on the difference between the Company’s estimation of the fair value of the underlying collateral property, less costs to sell, and the loan’s amortized cost basis. As of June 30, 2022, the loan has a fully funded outstanding principal balance of $113.2 million, and an amortized cost of $82.2 million. The significant unobservable inputs to the discounted cash flow model used to estimate the fair value of the loan included a capitalization rate, which ranged from 5.25%-5.50%.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
The following table presents the activity in the Company's allowance for credit losses, for the unfunded loan commitments, as of June 30, 2022 (dollars in thousands):

	Three Months Ended June 30, 2022
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self-Storage	Manufactured Housing	Total
December 31, 2021	$137	$1	$13	$3	$10	$79	$—	$—	$243
Changes:
General provision/(benefit) for credit losses	(32)	15	(4)	(2)	(10)	(28)	—	—	(61)
March 31, 2022	$105	$16	$9	$1	$—	$51	$—	$—	$182
Changes:
General provision/(benefit) for credit losses	443	(1)	1	(1)	—	(4)	—	—	438
June 30, 2022	$548	$15	$10	$—	$—	$47	$—	$—	$620
The following tables represent the composition by loan type and region of the Company's commercial mortgage loans, held for investment portfolio (dollars in thousands):

	June 30, 2022		December 31, 2021
Loan Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$3,923,800	74.7%	$2,953,938	69.6%
Hospitality	491,699	9.4%	460,884	10.9%
Office	464,607	8.8%	485,575	11.4%
Retail	180,551	3.4%	104,990	2.5%
Industrial	69,985	1.3%	88,956	2.1%
Mixed Use	52,500	1.0%	62,965	1.5%
Self Storage	44,895	0.9%	56,495	1.3%
Manufactured Housing	24,145	0.5%	29,159	0.7%
Total	$5,252,182	100.0%	$4,242,962	100.0%

	June 30, 2022		December 31, 2021
Loan Region	Par Value	Percentage	Par Value	Percentage
Southwest	$1,894,147	36.1%	$1,764,905	41.6%
Southeast	1,888,060	36.0%	1,106,439	26.2%
Mideast	773,923	14.7%	646,125	15.2%
Far West	244,131	4.6%	301,040	7.1%
Great Lakes	168,058	3.2%	183,930	4.3%
Various	117,698	2.2%	68,896	1.6%
New England	66,594	1.3%	67,651	1.6%
Plains	55,820	1.1%	60,225	1.4%
Rocky Mountain	43,751	0.8%	43,751	1.0%
Total	$5,252,182	100.0%	$4,242,962	100.0%
As of June 30, 2022 and December 31, 2021, the Company's total commercial mortgage loans, held for sale, measured at fair value were comprised of six loans and one loan, respectively. As of June 30, 2022 and December 31, 2021, the contractual principal outstanding of commercial mortgage loans, held for sale, measured at fair value was $132.5 million and $34.3 million, respectively. As of June 30, 2022 and December 31, 2021, none of the Company's commercial mortgage loans, held for sale, measured at fair value were in default or greater than ninety days past due.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
The following tables represent the composition by loan type and region of the Company's commercial mortgage loans, held for sale, measured at fair value (dollars in thousands):

	June 30, 2022		December 31, 2021
Loan Type	Par Value	Percentage	Par Value	Percentage
Retail	$109,489	82.6%	$—	—%
Hospitality	13,058	9.9%	—	—%
Multifamily	9,990	7.5%	—	—%
Office	—	—%	34,250	100.0%
Total	$132,537	100.0%	$34,250	100.0%

	June 30, 2022		December 31, 2021
Loan Region	Par Value	Percentage	Par Value	Percentage
Southeast	$98,037	73.9%	$34,250	100.0%
Southwest	18,500	14.0%	—	—%
Far West	16,000	12.1%	—	—%
Total	$132,537	100.0%	$34,250	100.0%

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Loan Credit Quality and Vintage
The following tables present the amortized cost of our commercial mortgage loans, held for investment as of June 30, 2022 and December 31, 2021, by loan type, the Company’s internal risk rating and year of origination. The risk ratings are updated as of June 30, 2022.

As of June 30, 2022
	2022	2021	2020	2019	2018	2017	Total

Multifamily:
Risk Rating:
1-2 internal grade	$1,113,595	$2,466,174	$141,680	$40,685	$77,535	$—	$3,839,669
3-4 internal grade	—	18,561	11,645	—	37,025	—	67,231
Total Multifamily Loans	$1,113,595	$2,484,735	$153,325	$40,685	$114,560	$—	$3,906,900

Retail:
Risk Rating:
1-2 internal grade	$20,500	$33,856	$4,498	$8,203	$—	$—	$67,057
3-4 internal grade	—	—	—	—	—	—	—
5 internal grade	110,626	—	—	—	—	—	110,626
Total Retail Loans	$131,126	$33,856	$4,498	$8,203	$—	$—	$177,683

Office:
Risk Rating:
1-2 internal grade	$—	$50,334	$214,654	$107,154	$36,176	$—	$408,318
3-4 internal grade	—	—	29,609	25,723	—	—	55,332
Total Office Loans	$—	$50,334	$244,263	$132,877	$36,176	$—	$463,650

Industrial:
Risk Rating:
1-2 internal grade	$54,763	$—	$14,939	$—	$—	$—	$69,702
3-4 internal grade	—	—	—	—	—	—	—
Total Industrial Loans	$54,763	$—	$14,939	$—	$—	$—	$69,702

Mixed Use:
Risk Rating:
1-2 internal grade	$19,914	$32,429	$—	$—	$—	$—	$52,343
3-4 internal grade	—	—	—	—	—	—	—
Total Mixed Use Loans	$19,914	$32,429	$—	$—	$—	$—	$52,343

Hospitality:
Risk Rating:
1-2 internal grade	$86,773	$155,181	$26,943	$33,838	$—	$—	$302,735
3-4 internal grade	—	—	—	56,579	52,097	78,985	187,661
Total Hospitality Loans	$86,773	$155,181	$26,943	$90,417	$52,097	$78,985	$490,396

Self-Storage:
Risk Rating:
1-2 internal grade	$—	$14,967	$29,832	$—	$—	$—	$44,799
3-4 internal grade	—	—	—	—	—	—	—
Total Self-Storage Loans	$—	$14,967	$29,832	$—	$—	$—	$44,799

Manufactured Housing:
Risk Rating:
1-2 internal grade	$—	$6,671	$17,416	$—	$—	$—	$24,087
3-4 internal grade	—	—	—	—	—	—	—
Total Manufactured Housing Loans	$—	$6,671	$17,416	$—	$—	$—	$24,087

Total	$1,406,171	$2,778,173	$491,216	$272,182	$202,833	$78,985	$5,229,560

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

As of December 31, 2021
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Past Due Status
The following table presents an aging summary of the loans amortized cost basis at June 30, 2022 (dollars in thousands):

	Multifamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self-Storage	Manufactured Housing	Total
Status:
Current	$3,906,900	$177,683	$463,650	$69,702	$52,343	$433,321	$44,799	$24,087	$5,172,485
1-29 days past due	—	—	—	—	—	—		—	—
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—	—	—
120+ days past due (1)	—	—	—	—	—	57,075	—	—	57,075
Total	$3,906,900	$177,683	$463,650	$69,702	$52,343	$490,396	$44,799	$24,087	$5,229,560
_________________________________________________________
(1) For the three and six months ended June 30, 2022, there was no interest income recognized on this loan.
Non-performing Status
The following table presents the beginning and ending amortized cost basis of the loans on nonaccrual status as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Non-performing loan carrying value at beginning of period	$57,075	$94,887
Addition of non-performing loan carrying value	110,626	—
Less: Removal of non-performing loan carrying value	—	37,812
Non-performing loan carrying value at end of period	$167,701	$57,075
As of June 30, 2022, the Company had two loans with a total amortized cost basis of $167.7 million designated as non-performing status. One loan is for a hotel property located in New York, NY, which was placed on non-accrual status in 2019 and had an amortized cost basis of $57.1 million as of June 30, 2022. No specific allowance for credit losses has been recorded on the loan. The Company did not recognize any interest income on the non-accrual loan during the quarter ended June 30, 2022. In addition, during the quarter ended June 30, 2022, the Company originated a loan with a fully funded outstanding principal balance of $113.2 million collateralized by a portfolio of retail properties in various locations throughout the United States. The loan has been assigned a risk rating of “5” and concurrently, the Company elected to apply a practical expedient for collateral dependent assets in which the allowance for credit losses is calculated as the difference between the estimated fair value of the underlying collateral, less estimated cost to sell, and the amortized cost basis of the individual loan. At June 30, 2022, the Company recorded a specific allowance for credit losses of $28.4 million on the loan. Further, during the quarter ended June 30, 2022, the Company designated the loan as non-performing and placed the loan on cost recovery status by ceasing the recognition of interest income. Any contractual amounts received are accounted for under the cost-recovery method, until the loan qualifies for return to accrual status. During the quarter ended June 30, 2022, the Company received $1.2 million in interest on this loan which reduces the amortized cost of the loan.
As of December 31, 2021, the Company had one loan, the hotel property in New York City, with a carrying value of $57.1 million, designated as non-performing, which had no specific allowance for credit losses.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
All commercial mortgage loans, excluding loans classified as commercial mortgage loans, held for sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2. As of June 30, 2022 and December 31, 2021, the weighted average risk rating of the loans was 2.1.
The following table represents the allocation by risk rating for the Company's commercial mortgage loans, held for investment (dollars in thousands):

June 30, 2022			December 31, 2021
Risk Rating	Number of Loans	Par Value	Risk Rating	Number of Loans	Par Value
1	—	$—	1	—	$—
2	156	4,828,561	2	148	3,903,047
3	16	253,346	3	16	282,840
4	1	57,075	4	1	57,075
5	1	113,200	5	—	—
	174	$5,252,182		165	$4,242,962
For the six months ended June 30, 2022 and year ended December 31, 2021, the activity in the Company's commercial mortgage loans, held for investment portfolio was as follows (dollars in thousands):

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Balance at Beginning of Year	$4,211,061	$2,693,848
Acquisitions and originations	1,546,969	2,897,002
Principal repayments	(533,638)	(1,286,598)
Discount accretion/premium amortization	5,209	7,038
Loans transferred from/(to) commercial real estate loans, held for sale	(4,074)	(52,615)
Net fees capitalized into carrying value of loans	(10,546)	(15,150)
General (provision)/benefit for credit losses	(2,767)	4,770
Specific (provision)/benefit for credit losses	(28,431)	—
Cost recovery	(1,248)	—
Charge-off from allowance	—	289
Transfer to real estate owned	—	(37,523)
Balance at End of Period	$5,182,535	$4,211,061

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 4 - Real Estate Securities
Real Estate Securities Classified As Trading
The following is a summary of the Company's RMBS classified by collateral type and interest rate characteristics (dollars in thousands):

	Carrying Amount	Average Yield (1)
June 30, 2022
Agency Securities:
Fannie Mae/Freddie Mac ARMs	$270,381	2.40%

December 31, 2021
Agency Securities:
Fannie Mae/Freddie Mac ARMs	$4,246,803	2.23%
Ginnie Mae ARMs	320,068	2.72%
	$4,566,871	2.26%
________________________________________________________
(1) Average yield is presented for the year then ended, and is based on the cash component of interest income expressed as a percentage on average cost basis (the “cash yield”).
The maturity of the Company's ARM Agency Securities is directly affected by prepayments of principal on the underlying mortgage loans. Consequently actual maturities may be significantly shorter than the portfolio’s June 30, 2022 weighted average contractual maturity of 187 months.
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
During the three and six months ended June 30, 2022, the Company sold trading securities using the specific identification method for proceeds totaling $1.6 billion and $3.8 billion, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 5 - Real Estate Owned
The following table summarizes the Company's real estate owned asset, held for investment, as of June 30, 2022 (dollars in thousands):

Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(1,726)	$88,897
The following table summarizes the Company's real estate owned asset, held for investment, as of December 31, 2021 (dollars in thousands):

Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(575)	$90,048
Depreciation expense for the three and six months ended June 30, 2022 totaled $0.6 million and $1.2 million, respectively. Depreciation expense for the three and six months ended June 30, 2021 totaled $0.2 million and $0.4 million, respectively.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 6 - Leases
Intangible Lease Asset
The following table summarizes the Company's intangible lease asset recognized in the consolidated balance sheets as of June 30, 2022 (dollars in thousands):

Acquisition Date	Property Type	Primary Location(s)	Intangible Lease Asset, Gross	Accumulated Amortization	Intangible Lease Asset, Net of Amortization
September 2021	Industrial	Jeffersonville, GA	$49,192	$(2,159)	$47,033
The following table summarizes the Company's intangible lease asset recognized in the consolidated balance sheets as of December 31, 2021 (dollars in thousands):

Acquisition Date	Property Type	Primary Location(s)	Intangible Lease Asset, Gross	Accumulated Amortization	Intangible Lease Asset, Net of Amortization
September 2021	Industrial	Jeffersonville, GA	$49,192	$(720)	$48,472
Rental Income
On September 17, 2021, the Company, through the joint venture described in Note 5 - Real Estate Owned, purchased an industrial facility that is subject to an existing triple net lease. The minimum rental amount due under the lease is subject to annual increases of 2.0%. The initial term of the lease expires in 2038 and contains renewal options for four consecutive five-year terms. The remaining lease term is 16.3 years. Rental income for this lease totaled $2.3 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively, and $4.6 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively. Rental income is included in Revenue from real estate owned in the consolidated statements of operations.
The following table summarizes the Company's schedule of future minimum rents to be received under the lease as described above (dollars in thousands):

Future Minimum Rents	June 30, 2022
2022 (July - December)	$3,957
2023	8,046
2024	8,207
2025	8,372
2026	8,539
2027 and beyond	114,981
Total future minimum rent	$152,102
Amortization Expense
Intangible lease assets are amortized using the straight-line method over the shorter of the contractual life of the lease and 20 years. The weighted average life of the intangible asset as of June 30, 2022 is approximately 16.3 years. Amortization expense totaled $0.7 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively, and $1.4 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively, which is included in Depreciation and amortization expense in the consolidated statements of operations.
The following table summarizes the Company's expected amortization for intangible assets over the next five years, assuming no further acquisitions or dispositions (dollars in thousands):

Amortization Expense	June 30, 2022
2022 (July - December)	$(1,440)
2023	(2,880)
2024	(2,880)
2025	(2,880)
2026	(2,880)

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
The details of the Company's Repo Facilities at June 30, 2022 and December 31, 2021 are as follows (dollars in thousands):

As of June 30, 2022
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility (2)	$400,000	$282,646	$3,548	4.09%	10/6/2022
CS Repo Facility (3)	300,000	205,615	2,749	3.74%	9/30/2022
WF Repo Facility (4)	500,000	184,091	4,268	3.58%	11/21/2023
Barclays Revolver Facility (5)	250,000	—	1,015	N/A	9/20/2023
Barclays Repo Facility (6)	500,000	159,682	4,172	3.62%	3/14/2025
Total	$1,950,000	$832,034	$15,752
________________________________________________________
(1) For the six months ended June 30, 2022. Includes amortization of deferred financing costs.
(2) With one-year extension option available at the Company's discretion. Additionally, subsequent to quarter end, on July 7, 2022, the committed financing was increased from $400 million to $500 million.
(3) Subsequent to quarter end, on July 11, 2022, the maturity date was extended to July 11, 2023 and the committed financing was increased from $300 million to $600 million.
(4) On May 12, 2022, the committed financing amount was increased from $450 million to $500 million. There are three more one-year extension options available at the Company's discretion.
(5) The Company may increase the total commitment amount by an amount between $100 million and $150 million for three month intervals, on an unlimited basis prior to maturity.
(6) There are two one-year extension options available at the Company's discretion.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)

As of December 31, 2021
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility	$400,000	$136,470	$5,178	2.13%	10/6/2022
CS Repo Facility	300,000	137,364	3,446	2.43%	9/30/2022
WF Repo Facility (2)	450,000	186,734	2,090	1.64%	11/21/2023
Barclays Revolver Facility (3)	250,000	166,700	1,976	6.12%	9/20/2023
Barclays Repo Facility (4)	500,000	392,332	4,057	1.76%	3/14/2025
Total	$1,900,000	$1,019,600	$16,747
________________________________________________________
(1) For the year ended December 31, 2021. Includes amortization of deferred financing costs.
(2) There are three more one-year extension options available at the Company's discretion.
(3) The Company may increase the total commitment amount by an amount between $100 million and $150 million for three month intervals, on an unlimited basis prior to maturity.
(4) There are two one-year extension options available at the Company's discretion.
The Company expects to use the advances from the Repo Facilities to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participation interests therein.
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of June 30, 2022 and December 31, 2021, the Company is in compliance with all debt covenants.
Other financing and loan participation - Commercial Mortgage Loans
On March 23, 2020, the Company transferred $15.2 million of its interest in a term loan to Sterling National Bank ("SNB") via a participation agreement. Since inception, the Company's outstanding loan increased as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The Company incurred $0.3 million and $0.5 million of interest expense on the SNB term loan for the three and six months ended June 30, 2022. As of June 30, 2022 and December 31, 2021 the outstanding participation balance was $40.0 million. The loan accrued interest at an annual rate of one-month LIBOR +2.20% and matures on February 9, 2023.
On February 10, 2022, the Company transferred $38.0 million of its interest in a term loan to Customers Bank via a participation agreement. Since inception, the Company's outstanding loan increased as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The Company incurred $0.1 million and $0.1 million of interest expense on the Customers Bank term loan for the three and six months ended June 30, 2022. As of June 30, 2022 the outstanding participation balance was $7.2 million. The loan accrued interest at an annual rate of one-month SOFR + 4.01% and matures on May 1, 2025.
Mortgage Note Payable
On September 17, 2021, the Company, in connection with the consolidated joint venture (as discussed in Note 5 - Real Estate Owned), originated a $112.7 million mortgage note payable, of which $88.7 million is eliminated in consolidation (see Note 5 - Real Estate Owned). The remaining mortgage note payable of $24.0 million is recorded on the consolidated balance sheet. As of June 30, 2022, the loan accrued interest at an annual rate of 3.1% and matures on October 9, 2024.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Unsecured Debt
As of June 30, 2022, the Company had outstanding 30-year junior subordinated notes issued in 2005 and 2006 and maturing in 2035 and 2036, respectively, with a total face amount of $100.0 million. Note balances net of deferred issuance costs, and related weighted average interest rates as of the indicated dates (calculated including issuance cost amortization and adjusted for the effects of related derivatives held as cash flow hedges prior to termination) were as follows (dollars in thousands):

	As of June 30, 2022		As of December 31, 2021
	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,489	3.73%	$34,470	7.86%
December 2035 ($40,000 face amount)	39,493	3.49%	39,474	7.63%
September 2036 ($25,000 face amount)	24,663	3.49%	24,650	7.67%
	$98,645	3.57%	$98,594	7.72%
The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option.
Pursuant to a lending and security agreement with Security Benefit Life Insurance Company ("SBL"), which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $0.3 million and $0.6 million of interest expense on the lending agreement with SBL for the three and six months ended June 30, 2022. As of June 30, 2022 there was no outstanding balance.
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
Below is a summary of the Company's MRAs as of June 30, 2022 and December 31, 2021 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of June 30, 2022
JP Morgan Securities LLC	$18,857	$141	$23,668	2.19%	13
Goldman Sachs International	—	—	—	N/A	N/A
Barclays Capital Inc.	34,431	235	43,023	2.34%	1
Citigroup Global Markets, Inc.	—	—	—	N/A	N/A
Total/Weighted Average	$53,288	$376	$66,691	2.29%	5

As of December 31, 2021
JP Morgan Securities LLC	$19,025	$261	$24,087	1.14%	10
Goldman Sachs International	—	37	—	N/A	N/A
Barclays Capital Inc.	15,286	526	19,131	1.21%	14
Citigroup Global Markets, Inc.	—	81	—	N/A	N/A
Total/Weighted Average	$34,311	$905	$43,218	1.71%	12
________________________________________________________
(1) Includes $66.7 million and $43.2 million of CLO notes, held by the Company, which are eliminated within the real estate securities, at fair value line in the consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
Repurchase agreements (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
As of June 30, 2022
Repurchase arrangements secured by Agency securities with maturities of 30 days or less	$252,500	$471	$240,000	1.63%

As of December 31, 2021
Repurchase arrangements secured by Agency securities with maturities of 30 days or less	$4,327,020	$8,908	$4,144,473	0.13%
Average repurchase agreements outstanding were $732 million and $4.0 billion during the three months ended June 30, 2022 and December 31, 2021, respectively. Average repurchase agreements outstanding differed from respective quarter-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff and asset sales.
Collateralized Loan Obligations
On May 13, 2022, the Company called all of the outstanding notes issued by BSPRT 2018-FL4 Issuer, Ltd., a wholly owned indirect subsidiary of the Company. The outstanding principal of the notes on the date of the call was $69.5 million. The Company recognized all the remaining unamortized deferred financing costs of $5.2 million recorded within the Interest expense line of the consolidated statements of operations, which was a non-cash charge.
As of June 30, 2022 and December 31, 2021, the notes issued by BSPRT 2019-FL5 Issuer, Ltd. and BSPRT 2019-FL5 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 35 and 48 mortgage assets having a principal balance of $482.0 million and $589.0 million respectively (the "2019-FL5 Mortgage Assets"). The sale of the 2019-FL5 Mortgage Assets to BSPRT 2019-FL5 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of May 30, 2019, between the Company and BSPRT 2019-FL5 Issuer.
As of June 30, 2022 and December 31, 2021, the notes issued by BSPRT 2021-FL6 Issuer, Ltd. and BSPRT 2021-FL6 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 59 and 44 mortgage assets having a principal balance of $691.4 million and $682.3 million respectively (the "2021-FL6 Mortgage Assets"). The sale of the 2021-FL6 Mortgage Assets to BSPRT 2021-FL6 Issuer, Ltd. is governed by a Collateral Interest Purchase Agreement dated as of March 25, 2021, between the Company and BSPRT 2021-FL6 Issuer, Ltd.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
As of June 30, 2022 and December 31, 2021, the notes issued by BSPRT 2021-FL7 Issuer, Ltd. and BSPRT 2021-FL7 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 45 and 47 mortgage assets having a principal balance of $898.8 million and $871.4 million respectively (the "2021-FL7 Mortgage Assets"). The sale of the 2021-FL7 Mortgage Assets to BSPRT 2021-FL7 Issuer, Ltd. is governed by a Collateral Interest Purchase Agreement dated as of March 25, 2021, between the Company and BSPRT 2021-FL7 Issuer, Ltd.
On February 15, 2022, BSPRT 2022-FL8 Issuer, Ltd. and BSPRT 2022-FL8 Co-Issuer, LLC, both wholly owned indirect subsidiaries of the Company entered into an indenture with the OP, as advancing agent and U.S. Bank National Association, as note administrator and trustee, which governs the issuance of approximately $1.1 billion principal balance secured floating rate notes, of which $960.0 million were purchased by third party investors and $132.0 million were purchased by a wholly owned subsidiary of the OP. In addition, concurrently with the issuance of the notes, BSPRT 2022-FL8 Issuer, Ltd. also issued 108,000 preferred shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share, which were not offered as part of closing the indenture. For U.S. federal income tax purposes, BSPRT 2022-FL8 Issuer, Ltd. and BSPRT 2022-FL8 Co-Issuer, LLC are disregarded entities.
As of June 30, 2022, the notes issued by BSPRT 2022-FL8 Issuer, Ltd. and BSPRT 2022-FL8 Co-Issuer, LLC, are collateralized by interests in a pool of 32 mortgage assets having a principal balance of $1.2 billion (the "2022-FL8 Mortgage Assets"). The sale of the 2022-FL8 Mortgage Assets to BSPRT 2022-FL8 Issuer, Ltd. is governed by a Collateral Interest Purchase Agreement dated as of December 21, 2021, between the Company and BSPRT 2022-FL8 Issuer, Ltd.
On June 29, 2022, BSPRT 2022-FL9 Issuer, LLC, a wholly-owned indirect subsidiary of the Company, entered into an indenture with the OP, as advancing agent, U.S. Bank Trust Company, National Association, as trustee and note administrator, and U.S. Bank National Association, as custodian and in other capacities, which governs the issuance of approximately $740.9 million principal balance secured floating rate notes, of which $670.6 million were purchased by third party investors and $70.3 million were purchased by a wholly-owned subsidiary of the OP. In addition, concurrently with the issuance of the notes, BSPRT 2022-FL9 Issuer, LLC also issued 62,246 preferred shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share, which were not offered as part of closing the indenture. For U.S. federal income tax purposes, BSPRT 2022-FL9 Issuer, LLC is a disregarded entity.
As of June 30, 2022, the notes issued by BSPRT 2022-FL9 Issuer, LLC are collateralized by interests in a pool of 24 mortgage assets having a principal balance of $802.3 million (the "2022-FL9 Mortgage Assets"). The sale of the 2022-FL9 Mortgage Assets to BSPRT 2022-FL9 Issuer, LLC is governed by a Collateral Interest Purchase Agreement, dated as of June 29, 2022, by and among FBRT Sub REIT, BSPRT 2022-FL9 Issuer, LLC, the OP, and BSPRT 2022-FL9 Seller, LLC.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
The Company, through its wholly-owned subsidiaries, holds the preferred equity tranches of the above CLOs of approximately $401.8 million and $329.2 million as of June 30, 2022 and December 31, 2021, respectively. The following table represents the terms of the notes issued by 2019-FL5 Issuer 2021-FL6 Issuer, 2021-FL7 Issuer, 2022-FL8 Issuer and 2022-FL9 Issuer (the "CLOs"), respectively, as of June 30, 2022 (dollars in thousands):

CLO Facility	Tranche	Par Value Issued	Par Value Outstanding (1)	Interest Rate	Maturity Date
2019-FL5 Issuer	Tranche A	$407,025	$79,236	1M LIBOR + 115	5/15/2029
2019-FL5 Issuer	Tranche A-S	76,950	76,950	1M LIBOR + 148	5/15/2029
2019-FL5 Issuer	Tranche B	50,000	50,000	1M LIBOR + 140	5/15/2029
2019-FL5 Issuer	Tranche C	61,374	61,374	1M LIBOR + 200	5/15/2029
2019-FL5 Issuer	Tranche D	48,600	5,000	1M LIBOR + 240	5/15/2029
2019-FL5 Issuer	Tranche E	20,250	20,250	1M LIBOR + 285	5/15/2029
2021-FL6 Issuer	Tranche A	367,500	367,500	1M LIBOR + 110	3/15/2036
2021-FL6 Issuer	Tranche A-S	86,625	86,625	1M LIBOR + 130	3/15/2036
2021-FL6 Issuer	Tranche B	33,250	33,250	1M LIBOR + 160	3/15/2036
2021-FL6 Issuer	Tranche C	41,125	41,125	1M LIBOR + 205	3/15/2036
2021-FL6 Issuer	Tranche D	44,625	44,625	1M LIBOR + 300	3/15/2036
2021-FL6 Issuer	Tranche E	11,375	11,375	1M LIBOR + 350	3/15/2036
2021-FL7 Issuer	Tranche A	508,500	508,500	1M LIBOR + 132	12/21/2038
2021-FL7 Issuer	Tranche A-S	13,500	13,500	1M LIBOR + 165	12/21/2038
2021-FL7 Issuer	Tranche B	52,875	52,875	1M LIBOR + 205	12/21/2038
2021-FL7 Issuer	Tranche C	66,375	66,375	1M LIBOR + 230	12/21/2038
2021-FL7 Issuer	Tranche D	67,500	67,500	1M LIBOR + 275	12/21/2038
2021-FL7 Issuer	Tranche E	13,500	13,500	1M LIBOR + 340	12/21/2038
2022-FL8 Issuer	Tranche A	690,000	690,000	1M LIBOR + 150	2/15/2037
2022-FL8 Issuer	Tranche A-S	66,000	66,000	1M LIBOR + 185	2/15/2037
2022-FL8 Issuer	Tranche B	55,500	55,500	1M LIBOR + 205	2/15/2037
2022-FL8 Issuer	Tranche C	67,500	67,500	1M LIBOR + 230	2/15/2037
2022-FL8 Issuer	Tranche D	81,000	81,000	1M LIBOR + 350	2/15/2037
2022-FL9 Issuer	Tranche A	423,667	423,667	1M LIBOR + 255	5/15/2039
2022-FL9 Issuer	Tranche A-S	96,380	96,380	1M LIBOR + 310	5/15/2039
2022-FL9 Issuer	Tranche B	42,166	42,166	1M LIBOR + 360	5/15/2039
2022-FL9 Issuer	Tranche C	48,189	48,189	1M LIBOR + 415	5/15/2039
2022-FL9 Issuer	Tranche D	49,194	49,194	1M LIBOR + 505	5/15/2039
2022-FL9 Issuer	Tranche E	11,041	11,041	1M LIBOR + 565	5/15/2039
		$3,601,586	$3,230,197
________________________________________________________
(1) Excludes $453.4 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligations line in the consolidated balance sheet as of June 30, 2022.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
________________________________________________________
(1) Excludes $320.6 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligations line in the consolidated balance sheet as of December 31, 2021.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
The below table reflects the total assets and liabilities of the Company's outstanding CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of June 30, 2022 and December 31, 2021 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE. The VIE's are non-recourse to the Company.

Assets (dollars in thousands)	June 30, 2022	December 31, 2021
Cash (1)	$44,778	$187,668
Commercial mortgage loans, held for investment, net (2)	3,256,709	2,629,431
Accrued interest receivable	7,333	5,918
Total Assets	$3,308,820	$2,823,017

Liabilities (dollars in thousands)
Notes payable (3)(4)	$3,663,930	$2,482,762
Accrued interest payable	3,089	1,598
Total Liabilities	$3,667,019	$2,484,360
________________________________________________________
(1) Includes $43.7 million and $187.0 million of cash held by the servicer related to CLO loan payoffs as of June 30, 2022 and December 31, 2021, respectively.
(2) The balance is presented net of allowance for credit losses of $5.5 million and $8.7 million as of June 30, 2022 and December 31, 2021, respectively.
(3) Includes $453.4 million and $320.6 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligations line of the consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.
(4) The balance is presented net of deferred financing cost and discount of $19.6 million and $17.3 million as of June 30, 2022 and December 31, 2021, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 8 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income/(loss) is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and June 30, 2021 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net income/(loss)	$(25,709)	$30,010	$(48,216)	$60,156
Less: Preferred stock dividends	6,955	3,725	27,966	7,236
Less: Undistributed earnings allocated to preferred stock	—	3,287	—	6,518
Net income/(loss) attributable to common stockholders (for basic and diluted earnings per share)	$(32,664)	$22,998	$(76,182)	$46,402

Denominator
Weighted-average common shares outstanding for basic earnings per share	75,837,621	44,262,934	59,985,361	44,276,480
Effect of dilutive shares (1):
Unvested restricted shares	—	16,005	—	15,947
Weighted-average common shares outstanding for diluted earnings per share	75,837,621	44,278,939	59,985,361	44,292,427

Basic earnings per share	$(0.43)	$0.52	$(1.27)	$1.05
Diluted earnings per share	$(0.43)	$0.52	$(1.27)	$1.05
________________________
(1) The effect of dilutive shares excluded an aggregate of 508,990 and 439,013 weighted average restricted stock units for the three and six months ended June 30, 2022, respectively, as their effect was anti-dilutive.
Note 9 - Stock Transactions
As of June 30, 2022 and December 31, 2021, the Company had 84,226,628 and 43,965,928 shares of common stock outstanding, respectively, including shares issued pursuant to the Company's distribution reinvestment plan (the "DRIP") and unvested restricted shares.
As of June 30, 2022 and December 31, 2021, the Company had 1,400 shares of Series C Preferred Stock outstanding and 10,329,039 shares of Series E Preferred Stock outstanding. As of June 30, 2022, the Company had 17,950 shares of Series H Preferred Stock outstanding (none outstanding as of December 31, 2021). In addition, as of December 31, 2021, the Company had 17,950 shares of Series D Preferred Stock outstanding and 39,733,299 shares of Series F Preferred Stock outstanding (none outstanding as of June 30, 2022).

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
The following tables present the activity in the Company's Series C Preferred Stock for the six-month periods ended June 30, 2022 and 2021 (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2021	1,400	$6,971
Issuance of Preferred Stock	—	—
Dividends paid in Preferred Stock	—	—
Offering costs	—	—
Amortization of offering costs	—	4
Ending Balance, June 30, 2022	1,400	$6,975

	Shares	Amount
Balance, December 31, 2020	1,400	$6,962
Issuance of Preferred Stock	—	—
Dividends paid in Preferred Stock	—	—
Offering costs	—	—
Amortization of offering costs	—	4
Ending Balance, June 30, 2021	1,400	$6,966
The following table presents the activity in the Company's Series D Preferred Stock for the six-month periods ended June 30, 2022 and 2021 (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2021	17,950	$89,684
Issuance of Preferred Stock	—	—
Dividends paid in Preferred Stock	—	—
Exchanged for Series H Preferred Stock	(17,950)	(89,748)
Offering costs	—	—
Amortization of offering costs	—	64
Ending balance, June 30, 2022	—	$—

	Shares	Amount
Balance, December 31, 2020	—	$—
Issuance of Preferred Stock	17,950	89,748
Dividends paid in Preferred Stock	—	—
Offering costs	—	(83)
Amortization of offering costs	—	5
Ending Balance, June 30, 2021	17,950	$89,670

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
The following table presents the activity in the Company's Series E Preferred Stock for the six-month periods ended June 30, 2022 (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2021	10,329,039	$258,742
Issuance of Preferred Stock	—	—
Dividends paid in Preferred Stock	—	—
Offering costs	—	—
Amortization of offering costs	—	—
Ending balance, June 30, 2022	10,329,039	$258,742
As of June 30, 2021 the Company did not have any Series E Preferred Stock outstanding.
The following table presents the activity in the Company's Series F Preferred Stock for the six-month periods ended June 30, 2022 (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2021	39,733,299	$710,431
Issuance of Preferred Stock	—	—
Dividends paid in Preferred Stock	—	—
Automatically converted into Common Stock	(39,733,299)	(710,431)
Offering costs	—	—
Amortization of offering costs	—	—
Ending balance, June 30, 2022	—	$—
On April 19, 2022, all of the 39,733,299 outstanding shares of the Company’s Series F Preferred Stock automatically converted on a one-for-one basis into an equal amount of shares of Common Stock, pursuant to the terms of the Articles Supplementary of the Series F Preferred Stock. There are no shares of Series F Preferred Stock outstanding following the conversion.
As of June 30, 2021 the Company did not have any Series F Preferred Stock outstanding.
The following table presents the activity in the Company's Series H Preferred Stock for the six-month periods ended June 30, 2022 (dollars in thousands, except share amounts):

	Shares	Amount
Balance, December 31, 2021	—	$—
Issuance of Series H Preferred Stock in exchange for Series D Preferred Stock	17,950	89,748
Dividends paid in Preferred Stock	—	—
Offering costs	—	—
Amortization of offering costs	—	—
Ending balance, June 30, 2022	17,950	$89,748
As of June 30, 2021 the Company did not have any Series H Preferred Stock outstanding.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Quarterly distributions are paid at a quarterly rate of $0.355 per share of common stock (equivalent to $1.42 per annum). In June 2022, the Company's board of directors declared the following second quarter 2022 dividends: (i) a quarterly cash dividend of $0.355 per share on the Company's common stock (equivalent to $1.42 per annum), (ii) a second quarter 2022 dividend of $106.22 per share on the Company’s Series C Preferred Stock and Series H Preferred Stock, and (iii) a second quarter 2022 dividend of $0.46875 per share on the Company’s Series E Preferred Stock, all of which were paid in July 2022 to holders of record on June 30, 2022. Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distribution payments are not assured. Dividends on the Company’s preferred stock, to the extent not declared by the board of directors quarterly, will accrue, and dividends may not be paid on the Company's common stock to the extent there are accrued and unpaid dividends on the preferred stock. The amount of dividends paid on the Company’s Series C Preferred Stock and Series H Preferred Stock are generally in an amount equal to the dividends a holder of such preferred stock would have received if the preferred stock had been converted into common stock in accordance with its terms, except when the amount of common stock dividends are below the threshold stated in the terms of such preferred stock.
The Company distributed $28.3 million of common stock dividends during the six months ended June 30, 2022, comprised of $28.1 million in cash and $0.2 million in shares of common stock issued under the DRIP. The Company distributed $24.4 million of common stock dividends during the six months ended June 30, 2021, comprised of $19.3 million in cash and $5.1 million in shares of common stock issued under the DRIP.
As of June 30, 2022 and December 31, 2021, the Company had declared but unpaid common stock distributions of $29.9 million and $12.5 million, respectively. Additionally, as of June 30, 2022 and December 31, 2021, the Company had declared but unpaid Series C Preferred Stock distributions of $0.2 million and $0.1 million, respectively, $4.8 million of declared but unpaid Series E Preferred stock distributions and $1.9 million and $0.0 million, respectively, of declared but unpaid Series H Preferred stock distributions. In addition, as of December 31, 2021, the Company had $1.5 million of declared but unpaid Series D Preferred stock distributions and $11.3 million of declared but unpaid Series F Preferred Stock distributions. These amounts are included in Distributions payable on the Company’s consolidated balance sheets.
Note 10 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of June 30, 2022 and December 31, 2021, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	June 30, 2022	December 31, 2021
2022	$13,956	$25,864
2023	119,831	123,860
2024	347,941	271,056
2025 and beyond	32,292	37,325
	$514,020	$458,105
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three and six months ended June 30, 2022 and 2021 and the associated payable as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2022	2021	2022	2021	June 30, 2022	December 31, 2021
Acquisition expenses (1)	$319	$169	$634	$322	$—	$—
Administrative services expenses	3,048	3,078	6,401	6,552	3,048	—
Asset management and subordinated performance fee	6,601	6,001	13,346	11,417	13,985	15,595
Other related party expenses (2)(3)	228	7	481	36	2,721	1,943
Total related party fees and reimbursements	$10,196	$9,255	$20,862	$18,327	$19,754	$17,538
_________________________________________________________
(1) Total acquisition expenses paid during the three months ended June 30, 2022 and 2021 were $4.0 million and $2.0 million, respectively, of which $3.7 million and $1.8 million were capitalized within the commercial mortgage loans, held for investment line of the consolidated balance sheets. Total acquisition expenses paid during the six months ended June 30, 2022 and 2021 were $7.2 million and $4.6 million, respectively, of which $6.6 million and $4.3 million were capitalized within the commercial mortgage loans, held for investment line of the consolidated balance sheets.
(2) These are related to reimbursable costs incurred related to the increase in loan origination activities and are included in Other expenses in the Company's consolidated statements of operations.
(3) As of June 30, 2022 and December 31, 2021, the related party payables include $3.2 million and $1.9 million of payments made by the Advisor to third party vendors on behalf of the Company. As of June 30, 2022, the related party payables had been partially offset by $0.6 million of receivables due from the Advisor.
The payables as of June 30, 2022 and December 31, 2021, in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
Other Transactions
Pursuant to a lending and security agreement with SBL, which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $0.3 million and $0.6 million in interest expense on the lending agreement with SBL for the three and six months ended June 30, 2022, respectively. As of June 30, 2022 there were no amounts outstanding under the lending agreement.
As of the beginning of 2022, SBL held 17,950 shares of the Company's outstanding shares of Series D Preferred Stock. On June 24, 2022, all 17,950 outstanding shares of Series D Preferred Stock were exchanged for an equal amount of shares of Series H Preferred Stock for no consideration (see Note 2 - Summary of Significant Accounting Policies).

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
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
As of June 30, 2022, our commercial mortgage loans, held for investment, includes an aggregate of $122.3 million carrying value of loans to affiliates of our Advisor. The Company recognized $1.1 million and $1.8 million of interest income from these loans for the three and six months ended June 30, 2022, respectively, in the Company’s consolidated statements of operations.
As of June 30, 2022, a beneficial owner of more than 10% of our outstanding common stock acquired an aggregate of $21.3 million of the notes issued under our $1.1 billion 2022-FL8 CLO Facility.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 12 - Share-based Compensation
Share Plans
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
Under the Company's 2021 Incentive Plan, as of June 30, 2022, there were 5,007,893 shares of common stock remaining available for issuance. The Board may amend, suspend or terminate the 2021 Incentive Plan at any time; provided that no amendment, suspension or termination may impair rights or obligations under any outstanding award without the participant’s consent or violate the 2021 Incentive Plan’s prohibition on repricing.
Service-based Restricted Stock Units
In the first quarter of 2022, in accordance with the 2021 Incentive Plan, the Company issued awards of RSUs to its officers and certain other personnel of the Advisor who provide services to the Company under the Advisory Agreement.
RSU activity issued under the 2021 Incentive Plan for the six-month period ended June 30, 2022 is summarized below:

	Number of shares	Weighted Avg Grant Date Fair Value
Unvested RSU awards outstanding at December 31, 2021	—	$—
Grants	492,107	14.34
Forfeitures	—	—
Vested	—	—
Unvested RSU awards outstanding at June 30, 2022	492,107	$14.34
During the three and six months ended June 30, 2022, the Company recognized compensation expense associated with the RSUs of $0.6 and $1.0 million, respectively, which is included in Other expenses on the consolidated statements of operations. Unrecognized estimated compensation expense for these awards totaled $6.1 million at June 30, 2022, to be expensed over a weighted average period of 1.7 years.
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
June 30, 2022
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no material transfers between levels within the fair value hierarchy for the period ended June 30, 2022 and December 31, 2021.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	Total	Level I	Level II	Level III
June 30, 2022
Assets, at fair value
Real estate securities, trading, measured at fair value	$270,381	$—	$270,381	$—
Commercial mortgage loans, held for sale, measured at fair value	129,275	—	—	129,275
Derivatives instruments, measured at fair value:
Credit default swaps	33	—	33	—
Interest rate swaps	2,589	—	2,589	—
Total assets, at fair value	$402,278	$—	$273,003	$129,275

Liabilities, at fair value
Derivatives instruments, measured at fair value:
Interest rate swaps	$510	$—	$510	$—
Total liabilities, at fair value	$510	$—	$510	$—

December 31, 2021
Assets, at fair value
Real estate securities, trading, measured at fair value	$4,566,871	$—	$4,566,871	$—
Commercial mortgage loans, held for sale, measured at fair value	34,718	—	—	34,718
Other real estate investments, measured at fair value	2,074	—	—	2,074
Derivatives instruments, measured at fair value:
Interest rate swaps	312	—	312	—
Treasury note futures	124	—	124	—
Total assets, at fair value	$4,604,099	$—	$4,567,307	$36,792

Liabilities, at fair value
Derivatives instruments, measured at fair value:
Credit default swaps	$1,142	$—	$1,142	$—
Unsecured debt-related interest rate swap agreements	31,153	—	31,153	—
Total liabilities, at fair value	$32,295	$—	$32,295	$—

Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
June 30, 2022
Commercial mortgage loans, held for sale, measured at fair value	$129,275	Discounted Cash Flow	Yield	3.1%	2.7% - 6.3%

December 31, 2021
Commercial mortgage loans, held for sale, measured at fair value	$34,718	Discounted Cash Flow	Yield	3.4%	3.2% - 4.2%
Other real estate investments, measured at fair value	2,074	Discounted Cash Flow	Yield	10.9%	9.9% - 11.9%
________________________________________________________
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets. The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	June 30, 2022
	Commercial Mortgage Loans, held for sale, measured at fair value	Other Real Estate Investments, measured at fair value
Beginning balance, January 1, 2022	$34,718	$2,074
Transfers into Level III (1)	—	—
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loans, held for sale, and other real estate investments	56	(33)
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	(3,736)	4
Net accretion	—	—
Purchases	336,545	—
Sales / paydowns	(238,308)	(2,045)
Transfers out of Level III (1)	—	—
Ending Balance, June 30, 2022	$129,275	$—

	December 31, 2021
	Commercial Mortgage Loans, held for sale, measured at fair value	Other Real Estate Investments, measured at fair value
Beginning balance, January 1, 2021	$67,649	$2,522
Transfers into Level III (1)	—	—
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loans, held for sale	24,208	—
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	469	(19)
Net accretion	—	(3)
Purchases	420,673	—
Sales / paydowns	(478,281)	(426)
Transfers out of Level III (1)	—	—
Ending Balance, December 31, 2021	$34,718	$2,074
________________________________________________________
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans, held for investment and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of June 30, 2022 and December 31, 2021 (dollars in thousands):

			June 30, 2022		December 31, 2021
		Level	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Commercial mortgage loans, held for investment	Asset	III	$5,229,560	$5,227,413	$4,226,888	$4,249,118
Collateralized loan obligations	Liability	III	3,203,577	3,133,894	2,162,190	2,181,571
Mortgage note payable	Liability	III	23,998	23,998	23,998	23,998
Other financing and loan participation - commercial mortgage loans	Liability	III	47,181	47,181	37,903	37,903
Unsecured debt	Liability	III	98,645	75,500	148,594	125,400
________________________________________________________
(1) The carrying value is gross of $47.0 million and $15.8 million of allowance for credit losses as of June 30, 2022 and December 31, 2021, respectively.
The fair value of the commercial mortgage loans, held for investment is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The Company estimates the fair value of the collateralized loan obligations using external broker quotes. The fair value of the other financing and loan participation-commercial mortgage loans is generally estimated using a discounted cash flow analysis. At June 30, 2022, the Mortgage note payable was recorded at transaction proceeds, which are considered to be the best initial estimate of fair value. The fair value of the unsecured debt is based on discounted cash flows using Company estimates for market yields on similarly structured debt instruments.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 14 - Derivative Instruments
The Company uses derivative instruments primarily to manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.
As of June 30, 2022, the net premiums received on derivative instrument assets were $0.5 million.
The following derivative instruments were outstanding as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022			December 31, 2021
		Fair Value			Fair Value
Contract type	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Credit default swaps	$45,000	$1,431	$—	$47,000	$—	$1,142
Interest rate swaps (1)	138,850	1,191	—	3,649,500	312	—
Interest rate swaps (1)	139,500	—	510	—	—	—
Interest rate swaps on unsecured debt	—	—	—	100,000	—	31,153
Treasury note futures	—	—	—	360	124	—
Total	$323,350	$2,622	$510	$3,796,860	$436	$32,295
________________________________________________________
(1) As of June 30, 2022, asset vs. liability notional breakout for interest rate swaps assets was $138.9 million and $139.5 million, respectively.
The following table indicates the net realized and unrealized gains and losses on derivatives, by primary underlying risk exposure, as included in loss on derivative instruments in the consolidated statements of operations for the three and six months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss	Unrealized (Gain)/Loss	Realized (Gain)/Loss
Credit default swaps	$(654)	$151	$(555)	$47
Interest rate swaps	10,081	(25,344)	14,821	(58,331)
Treasury note futures	—	—	124	(939)
Total	$9,427	$(25,193)	$14,390	$(59,223)

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss	Unrealized (Gain)/Loss	Realized (Gain)/Loss
Credit default swaps	$(15)	$188	$(178)	$643
Interest rate swaps	2,169	(357)	1,304	(1,278)
Treasury note futures	1,009	(112)	(72)	(1,624)
Total	$3,163	$(281)	$1,054	$(2,259)

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
The following table includes information regarding components of unsecured debt-related effects on interest expense and other comprehensive income for the three months ended June 30, 2022 and June 30, 2021:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Related to the statement of operations
Amount of net loss reclassified from other comprehensive income (1)	$—	$—	$(282)	$—

Related to other comprehensive income
Amount of gain/(loss) recognized in other comprehensive income	$—	$—	$(220)	$—
________________________________________________________
(1) Included in interest expense in the Company's consolidated statements of operations
The Company did not hold any unsecured-debt related swaps at quarter-end June 30, 2022.
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
During the three and six months ended June 30, 2022, the Company entered into swap agreements with notional amounts totaling $200 million and $1.3 billion, respectively, requiring fixed-rate interest payments averaging 2.84% and 1.36%. No swaps had matured during this time. During the three and six months ended June 30, 2022, the Company terminated $1.8 billion and $5.4 billion notional amount of derivatives related to the ARM portfolio, respectively, requiring fixed-rate interest payments averaging 0.75% and 0.57%. At June 30, 2022, the Company held one trading securities portfolio financing-related swap position maturing in the second quarter of 2024 with a notional amount of $100 million requiring a fixed-rate interest payment of 3.08%.
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
The fair value of exchange-traded swap agreements hedging repurchase agreements is calculated including accrued interest and net of variation margin amounts received or paid through the exchange, resulting in separately presenting on the balance sheet a fair value amount representing the unsettled fair value of these derivatives. Non-exchange traded swap agreements held as cash flow hedges of unsecured debt are reported at fair value calculated excluding accrued interest. At June 30, 2022, cash collateral receivable from derivative counterparties includes initial margin for all derivatives and variation margin for non-exchange traded derivatives. Accrued interest for non-exchange traded swap agreements is included in accounts payable and accrued expenses in the Company's consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
Note 15 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's derivative instruments and repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	Gross Amounts of	Gross Amounts Offset on the	Net Amount of Assets Presented on the	Gross Amounts Not Offset on the Balance Sheet
Assets	Recognized Assets	Balance Sheet	Balance Sheet	Financial Instruments	Cash Collateral (1)	Net Amount
June 30, 2022
Derivative instruments, at fair value	$2,622	$—	$2,622	$—	$—	$2,622
December 31, 2021
Derivative instruments, at fair value	$436	$—	$436	$—	$—	$436

	Gross Amounts of	Gross Amounts Offset on the	Net Amount of Liabilities Presented on the	Gross Amounts Not Offset on the Balance Sheet
Liabilities	Recognized Liabilities	Balance Sheet	Balance Sheet	Financial Instruments	Cash Collateral (1)	Net Amount
June 30, 2022
Repurchase agreements - commercial mortgage loans	$832,034	$—	$832,034	$1,217,398	$5,010	$—
Repurchase agreements - real estate securities	293,288	—	293,288	319,191	—	—
Derivative instruments, at fair value	510	—	510	—	4,168	—
December 31, 2021
Repurchase agreements - commercial mortgage loans	$1,019,600	$—	$1,019,600	$1,460,317	$5,015	$—
Repurchase agreements - real estate securities	4,178,784	—	4,178,784	4,370,239	—	—
Derivative instruments, at fair value	32,295	—	32,295	—	64,393	—
_________________________________________________________
(1) Included in Restricted cash in the Company's consolidated balance sheets.

Note 16 - Segment Reporting
The Company conducts its business through the following reporting segments:
•The real estate debt business focuses on originating, acquiring and asset managing commercial real estate debt investments, including first mortgage loans, subordinate mortgages, mezzanine loans and participations in such loans.
•The real estate securities business focuses on investing in and asset managing real estate securities. Historically this business has focused primarily on CMBS, unsecured REIT debt, CDO notes and other securities. As a result of the October 2021 acquisition of Capstead, the Company acquired a significant portfolio of ARM Agency Securities. As of June 30, 2022, all of the real estate securities in this segment were ARM Agency Securities acquired in the Capstead acquisition.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited)
The following table represents the Company's operations by segment for the three and six months ended June 30, 2022 and June 30, 2021 (dollars in thousands):

Three Months Ended June 30, 2022	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$70,213	$62,801	$4,891	$2,521	$—
Revenue from real estate owned	2,312	—	—	—	2,312
Interest expense	32,807	29,980	2,458	131	238
Net income/(loss)	(25,709)	(11,564)	(14,913)	(5)	773
Total assets as of June 30, 2022	6,261,906	5,599,132	288,110	233,331	141,333
Three Months Ended June 30, 2021
Interest income	$48,985	$48,023	$36	$926	$—
Revenue from real estate owned	716	—	—	—	716
Interest expense	12,637	11,722	279	248	388
Net income/(loss)	30,010	27,066	(1)	1,911	1,034
Total assets as of December 31, 2021	9,474,701	4,205,883	5,054,394	72,840	141,584

Six Months Ended June 30, 2022	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$145,471	$118,488	$23,776	$3,207	$—
Revenue from real estate owned	4,624	—	—	—	4,624
Interest expense	55,287	49,444	5,074	337	432
Net income/(loss)	(48,216)	10,528	(60,224)	(112)	1,592
Total assets as of June 30, 2022	6,261,906	5,599,132	288,110	233,331	141,333
Six Months Ended June 30, 2021
Interest income	$91,222	$88,780	$460	$1,982	$—
Revenue from real estate owned	1,432	—	—	—	1,432
Interest expense	24,006	22,297	460	580	669
Net income/(loss)	60,156	50,097	(455)	9,450	1,064
Total assets as of December 31, 2021	9,474,701	4,205,883	5,054,394	72,840	141,584
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
Note 17 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q. Based on this evaluation, there were no subsequent events from June 30, 2022 through the date the financial statements were issued.

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
•our ability to recover unpaid principal on defaulted loans;
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
•our ability to recover or mitigate estimated losses on non-performing assets;
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
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans which the Company intends to sell through its TRS into commercial mortgage-backed securities ("CMBS") securitization transactions at a profit. Historically this business has focused primarily on CMBS, unsecured REIT debt, collateralized debt obligations ("CDOs") and other securities. As a result of the October 2021 acquisition of Capstead Mortgage Corporation (“Capstead”), the Company acquired and continues to hold a portfolio of residential mortgage backed securities (“RMBS”) in the form of residential adjustable-rate mortgage pass-through securities (“ARM Agency Securities”) issued and guaranteed by government-sponsored enterprises or by an agency of the federal government. The Company also owns real estate which it acquires through foreclosure and deed in lieu of foreclosure, and which it purchases for investment, typically subject to triple net leases.

Book Value Per Share
The following table calculates our book value per share as of June 30, 2022 and December 31, 2021 ($ in thousands, except per share data):

	June 30, 2022	December 31, 2021
Stockholders' equity applicable to common stock	$1,326,462	$736,464

Shares:
Common stock	83,709,798	43,951,382
Restricted stock	516,830	14,546
Total outstanding	84,226,628	43,965,928
Book value per share	$15.75	$16.75
The following table calculates our fully-converted book value per share as of June 30, 2022 and December 31, 2021 ($ in thousands, except per share data):

	June 30, 2022	December 31, 2021
Stockholders' equity applicable to convertible common stock	$1,423,185	$1,543,550

Shares:
Common stock	83,709,798	43,951,382
Equity compensation awards (restricted stock and restricted stock units)	516,830	14,546
Series C convertible preferred stock	418,880	418,880
Series D convertible preferred stock	—	5,370,640
Series F convertible preferred stock	—	39,733,299
Series H convertible preferred stock	5,370,640	—
Total outstanding	90,016,148	89,488,747
Fully-converted book value per share (1)	$15.81	$17.25
___________________________________________________________
(1) Fully-converted book value per share reflects full conversion of our series of convertible preferred stock and vesting of our outstanding equity compensation awards.

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
During the six months ended June 30, 2022, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Portfolio
As of June 30, 2022 and December 31, 2021, our portfolio consisted of 174 and 165 commercial mortgage loans, respectively, excluding commercial mortgage loans accounted for under the fair value option. The commercial mortgage loans, held for investment as of June 30, 2022 and December 31, 2021 had a total carrying value, net of allowance for credit losses, of $5,182.5 million and $4,211.1 million, respectively. As of June 30, 2022 and December 31, 2021, our total commercial mortgage loans, held for sale, measured at fair value comprised of six loans with total fair value of $129.3 million and one loan with total fair value of $34.7 million, respectively. As of June 30, 2022 and December 31, 2021 we had real estate securities, trading, measured at fair value of $270.4 million and $4.6 billion, respectively, due to the Company's progress in selling down the ARM Agency Securities portfolio acquired from Capstead. As of June 30, 2022 we had no other real estate investments, measured at fair value. As of December 31, 2021, our other real estate investments, measured at fair value, were comprised of one investment with a total fair value of $2.1 million. As of June 30, 2022 and December 31, 2021, our real estate owned, held for investment portfolio comprised of one investment with a carrying value of $88.9 million and $90.0 million, respectively.
As of June 30, 2022, the Company had two loans with a total carrying value of $167.7 million designated as non-performing status. One loan is for a hotel property located in New York, NY, which was placed on non-accrual status in 2019 and had an amortized cost of $57.1 million as of June 30, 2022. No specific allowance for credit losses has been recorded on the loan. The Company did not recognize any interest income on the loan during the quarter ended June 30, 2022. In addition, during the quarter ended June 30, 2022, the Company originated a loan with a fully funded principal balance of $113.2 million secured by a portfolio of retail properties in various locations throughout the United States. At June 30, 2022, the Company recorded a specific allowance for credit losses of $28.4 million on the loan. Further, during the quarter ended June 30, 2022, the Company designated the loan as non-performing and placed the loan on cost recovery status by ceasing the recognition of interest income. During the quarter ended June 30, 2022, the Company received $1.2 million in interest which reduced the amortized cost of the loan. At June 30, 2022, the amortized costs of the loan were $82.2 million, net of the specific allowance for credit losses. See "Part II, Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q for more information about this loan and related litigation.
As of June 30, 2022 and December 31, 2021 our commercial mortgage loans, excluding commercial mortgage loans accounted for under the fair value option, had a weighted average coupon of 5.6% and 4.3%, and a weighted average remaining life of 1.8 years and 2.1 years, respectively.
As of June 30, 2022, the value of the Company’s residential ARM Agency Securities portfolio was $270.4 million, compared to $4.6 billion as of December 31, 2021. The reduction in the value of this portfolio in the second quarter is due in part to (i) $115 million of principal paydowns and (ii) $1.6 billion of sales. During that period, the Company experienced trading losses of $22.5 million related to these assets.

The following charts summarize our commercial mortgage loans, held for investment, by coupon rate type, collateral type and geographical region as of June 30, 2022 and December 31, 2021:

Rate Type - June 30, 2022
1.6%
98.4%
Fixed
Floating

Rate Type - December 31, 2021
2.7%
97.3%
Fixed
Floating

Collateral Type - June 30, 2022

1.3%
3.4%
1.0%
0.9%
9.4%
0.5%
8.8%
74.7%
Multifamily
Hospitality
Industrial
Self-Storage
Land
Office
Mixed Use
Retail
Manufactured Housing

Collateral Type - December 31, 2021

2.5%
2.1%
1.3%
0.7%
1.5%
10.9%
11.4%
69.6%
Land
Self-Storage
Industrial
Hospitality
Multifamily
Manufactured Housing
Retail
Mixed Use
Office

Region - June 30, 2022
36.1%
36.0%
14.7%
4.6%
3.2%
1.3%
1.1%
0.8%
2.2%
Southwest
Southeast
Mideast
Far West
Great Lakes
New England
Plains
Rocky Mountain
Various

Region - December 31, 2021

1.6%
1.6%
1.4%
1.0%
4.3%
26.1%
7.1%
15.2%
41.6%
Southeast
Southwest
Mideast
Far West
Great Lakes
Plains
Various
New England
Rocky Mountain

An investments region classification is defined according to the below map based on the location of investments secured property.

The following charts show the par value by contractual maturity year for the commercial mortgage loans held for investments (excluding commercial mortgage loans in principal default) in our portfolio as of June 30, 2022 and December 31, 2021:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of June 30, 2022 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value
Senior Debt 1	Hospitality	$4,839	1 month LIBOR + 4.00%	5.8%	77.0%
Senior Debt 2	Hospitality	57,075	1 month LIBOR + 5.19%	7.0%	51.8%
Senior Debt 3	Multifamily	14,493	1 month LIBOR + 4.50%	6.3%	22.4%
Senior Debt 4	Hospitality	22,037	1 month LIBOR + 6.00%	7.8%	48.1%
Senior Debt 5	Multifamily	35,745	1 month LIBOR + 3.00%	4.8%	63.7%
Senior Debt 6	Multifamily	37,025	1 month LIBOR + 3.00%	4.8%	83.6%
Senior Debt 7	Hospitality	22,275	1 month LIBOR + 3.50%	5.3%	68.8%
Senior Debt 8	Office	20,559	1 month LIBOR + 3.75%	5.8%	70.0%
Senior Debt 9	Office	15,617	1 month LIBOR + 3.40%	5.3%	67.5%
Senior Debt 10	Multifamily	27,297	1 month LIBOR + 3.35%	5.3%	73.0%
Senior Debt 11	Hospitality	7,785	1 month SOFR + 4.85%	6.8%	62.5%
Senior Debt 12	Office	7,080	1 month LIBOR + 3.90%	6.0%	67.6%
Senior Debt 13	Office	42,979	1 month LIBOR + 3.50%	5.8%	71.0%
Senior Debt 14	Retail	8,203	1 month LIBOR + 8.00%	9.8%	51.6%
Senior Debt 15	Hospitality	10,580	1 month LIBOR + 4.50%	6.8%	68.7%
Senior Debt 16	Office	36,150	1 month SOFR + 5.50%	7.2%	68.2%
Senior Debt 17	Hospitality	20,930	1 month LIBOR + 3.75%	6.1%	62.6%
Senior Debt 18	Hospitality	13,000	1 month LIBOR + 2.94%	5.4%	56.4%
Senior Debt 19	Hospitality	4,988	1 month LIBOR + 4.25%	6.5%	47.7%
Senior Debt 20	Hospitality	33,838	1 month LIBOR + 3.99%	5.8%	31.0%
Senior Debt 21	Office	20,968	1 month LIBOR + 3.50%	5.4%	70.9%
Senior Debt 22	Hospitality	7,100	1 month LIBOR + 4.00%	5.8%	70.3%
Senior Debt 23	Multifamily	16,261	1 month LIBOR + 2.75%	4.5%	71.7%
Senior Debt 24	Multifamily	24,439	1 month SOFR + 3.30%	5.0%	75.5%
Senior Debt 25	Office	25,802	1 month LIBOR + 4.35%	6.1%	64.9%
Senior Debt 26	Office	61,585	1 month LIBOR + 3.70%	5.5%	65.7%
Senior Debt 27	Multifamily	11,648	1 month LIBOR + 3.15%	4.9%	72.4%
Senior Debt 28	Office	29,641	1 month LIBOR + 2.70%	4.5%	71.4%
Senior Debt 29	Manufactured Housing	1,345	5.50%	5.5%	62.8%
Senior Debt 30	Manufactured Housing	7,680	1 month LIBOR + 4.50%	6.3%	66.7%
Senior Debt 31	Hospitality	27,000	1 month LIBOR + 6.50%	8.3%	62.7%
Senior Debt 32	Self Storage	29,895	1 month LIBOR + 5.00%	6.8%	58.8%
Senior Debt 33	Multifamily	14,183	1 month LIBOR + 4.75%	6.5%	70.0%
Senior Debt 34	Manufactured Housing	3,400	1 month LIBOR + 5.00%	6.8%	58.6%
Senior Debt 35	Manufactured Housing	5,020	1 month LIBOR + 5.25%	7.0%	65.9%
Senior Debt 36	Office	18,403	1 month LIBOR + 4.50%	6.3%	47.9%
Senior Debt 37	Office	66,594	5.15%	5.2%	52.5%
Senior Debt 38	Office	30,990	1 month LIBOR + 5.20%	7.0%	66.0%
Senior Debt 39	Office	12,750	1 month LIBOR + 5.00%	6.8%	67.8%
Senior Debt 40	Multifamily	44,211	1 month LIBOR + 4.35%	6.1%	73.2%
Senior Debt 41	Multifamily	38,184	1 month LIBOR + 4.45%	6.2%	66.5%
Senior Debt 42	Retail	4,498	1 month LIBOR + 4.87%	6.7%	75.0%
Senior Debt 43	Multifamily	5,730	1 month LIBOR + 5.00%	6.8%	73.5%
Senior Debt 44	Multifamily	18,800	1 month LIBOR + 4.00%	5.8%	79.7%
Senior Debt 45	Industrial	14,985	1 month LIBOR + 4.50%	6.3%	66.3%
Senior Debt 46	Office	11,981	1 month LIBOR + 5.50%	7.3%	68.8%
Senior Debt 47	Multifamily	11,918	1 month LIBOR + 4.55%	6.3%	73.0%
Senior Debt 48	Multifamily	21,000	1 month LIBOR + 4.60%	6.4%	66.7%
Senior Debt 49	Office	12,971	1 month LIBOR + 5.00%	6.8%	63.9%
Senior Debt 50	Multifamily	11,671	1 month LIBOR + 3.50%	5.3%	60.1%
Senior Debt 51	Multifamily	21,000	1 month LIBOR + 4.95%	6.7%	84.2%
Senior Debt 52	Office	43,751	1 month LIBOR + 3.94%	5.7%	53.9%
Senior Debt 53 (2)	Multifamily	7,981	1 month LIBOR + 7.25%	9.0%	—%
Senior Debt 54	Multifamily	5,400	1 month LIBOR + 5.25%	7.0%	83.1%
Senior Debt 55	Hospitality	23,000	1 month LIBOR + 5.79%	7.6%	57.2%
Senior Debt 56	Multifamily	34,750	1 month LIBOR + 6.75%	8.5%	78.2%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value
Senior Debt 57	Multifamily	12,325	1 month LIBOR + 4.50%	6.3%	83.3%
Senior Debt 58	Multifamily	6,300	1 month LIBOR + 5.35%	7.1%	84.0%
Senior Debt 59	Multifamily	31,803	1 month LIBOR + 3.00%	4.8%	74.3%
Senior Debt 60	Multifamily	12,038	1 month LIBOR + 4.25%	6.0%	76.4%
Senior Debt 61	Multifamily	5,575	1 month LIBOR + 4.50%	6.3%	83.6%
Senior Debt 62	Multifamily	53,933	1 month LIBOR + 3.00%	4.8%	71.6%
Senior Debt 63	Multifamily	14,045	1 month LIBOR + 3.39%	5.2%	70.6%
Senior Debt 64	Multifamily	8,569	1 month LIBOR + 3.80%	5.6%	69.9%
Senior Debt 65	Multifamily	13,582	1 month LIBOR + 4.50%	6.3%	76.7%
Senior Debt 66	Multifamily	18,653	1 month LIBOR + 5.25%	7.0%	67.0%
Senior Debt 67	Multifamily	18,805	1 month LIBOR + 3.60%	5.4%	70.8%
Senior Debt 68	Multifamily	42,481	1 month LIBOR + 2.95%	4.7%	71.6%
Senior Debt 69	Hospitality	25,785	1 month LIBOR + 5.60%	7.4%	61.0%
Senior Debt 70	Mixed Use	32,500	1 month LIBOR + 3.70%	5.5%	69.7%
Senior Debt 71	Multifamily	12,997	1 month LIBOR + 3.75%	5.5%	63.2%
Senior Debt 72	Multifamily	72,906	1 month LIBOR + 2.95%	4.7%	72.6%
Senior Debt 73	Multifamily	20,960	1 month LIBOR + 3.35%	5.1%	67.7%
Senior Debt 74	Multifamily	29,809	1 month LIBOR + 2.95%	4.7%	70.4%
Senior Debt 75	Multifamily	35,466	1 month LIBOR + 2.95%	4.7%	71.7%
Senior Debt 76	Multifamily	33,044	1 month LIBOR + 2.95%	4.7%	72.2%
Senior Debt 77	Hospitality	25,771	1 month LIBOR + 9.00%	10.8%	74.2%
Senior Debt 78	Self Storage	15,000	1 month LIBOR + 4.26%	6.1%	74.6%
Senior Debt 79	Multifamily	24,579	1 month LIBOR + 3.25%	5.0%	70.8%
Senior Debt 80	Office	6,786	1 month LIBOR + 5.25%	7.0%	67.3%
Senior Debt 81 (2)	Multifamily	75,202	1 month LIBOR + 6.50%	8.3%	—%
Senior Debt 82	Multifamily	10,769	1 month LIBOR + 3.15%	4.9%	75.6%
Senior Debt 83	Hospitality	19,640	1 month LIBOR + 5.35%	7.1%	56.8%
Senior Debt 84	Hospitality	28,000	1 month LIBOR + 6.25%	8.0%	59.2%
Senior Debt 85	Multifamily	32,453	1 month LIBOR + 3.15%	4.9%	73.0%
Senior Debt 86	Multifamily	37,924	1 month LIBOR + 3.40%	5.2%	75.6%
Senior Debt 87 (2)	Multifamily	10,084	1 month LIBOR + 8.00%	9.8%	—%
Senior Debt 88	Multifamily	29,500	1 month LIBOR + 2.88%	4.7%	68.0%
Senior Debt 89	Multifamily	15,101	1 month LIBOR + 3.75%	5.5%	76.9%
Senior Debt 90	Multifamily	30,133	1 month LIBOR + 3.00%	4.8%	73.5%
Senior Debt 91	Multifamily	35,713	1 month LIBOR + 3.15%	4.9%	71.0%
Senior Debt 92	Multifamily	42,850	1 month LIBOR + 3.40%	5.2%	79.9%
Senior Debt 93	Multifamily	36,509	1 month LIBOR + 3.64%	5.4%	66.0%
Senior Debt 94	Multifamily	8,500	1 month LIBOR + 3.75%	5.5%	79.4%
Senior Debt 95	Multifamily	14,200	1 month LIBOR + 3.15%	4.9%	79.8%
Senior Debt 96	Multifamily	13,666	1 month LIBOR + 3.75%	5.5%	64.2%
Senior Debt 97	Multifamily	66,650	1 month LIBOR + 3.25%	5.0%	77.1%
Senior Debt 98	Multifamily	19,023	1 month LIBOR + 2.95%	4.7%	72.1%
Senior Debt 99	Multifamily	9,778	1 month LIBOR + 3.75%	5.5%	70.0%
Senior Debt 100	Hospitality	34,013	1 month SOFR + 6.73%	8.4%	55.8%
Senior Debt 101	Multifamily	26,340	1 month LIBOR + 3.20%	5.0%	77.3%
Senior Debt 102	Hospitality	17,122	1 month LIBOR + 5.25%	7.0%	61.0%
Senior Debt 103	Hospitality	16,500	1 month LIBOR + 7.10%	8.9%	73.0%
Senior Debt 104	Multifamily	13,168	1 month LIBOR + 3.40%	5.2%	78.2%
Senior Debt 105	Multifamily	88,500	1 month LIBOR + 2.75%	4.5%	50.3%
Senior Debt 106	Multifamily	56,150	1 month LIBOR + 3.10%	4.9%	78.9%
Senior Debt 107	Multifamily	37,051	1 month LIBOR + 2.90%	4.7%	72.2%
Senior Debt 108	Multifamily	53,085	1 month LIBOR + 3.10%	4.9%	67.2%
Senior Debt 109	Multifamily	37,100	1 month LIBOR + 2.90%	4.7%	72.0%
Senior Debt 110	Multifamily	63,151	1 month LIBOR + 2.85%	4.6%	70.6%
Senior Debt 111	Multifamily	30,600	1 month LIBOR + 2.65%	4.4%	59.1%
Senior Debt 112	Multifamily	31,033	1 month LIBOR + 3.25%	5.0%	80.0%
Senior Debt 113	Multifamily	62,850	1 month LIBOR + 3.35%	5.1%	78.0%
Senior Debt 114	Multifamily	43,228	1 month LIBOR + 3.00%	4.8%	74.8%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value
Senior Debt 115	Multifamily	46,080	1 month LIBOR + 2.75%	4.5%	68.1%
Senior Debt 116	Multifamily	86,000	1 month SOFR + 3.24%	4.9%	60.0%
Senior Debt 117	Multifamily	29,119	1 month LIBOR + 2.90%	4.7%	74.2%
Senior Debt 118	Manufactured Housing	6,700	1 month LIBOR + 4.50%	6.3%	77.9%
Senior Debt 119	Multifamily	58,680	1 month LIBOR + 3.45%	5.2%	74.8%
Senior Debt 120	Multifamily	26,600	1 month LIBOR + 2.90%	4.7%	72.1%
Senior Debt 121	Multifamily	12,804	1 month LIBOR + 3.20%	5.0%	62.4%
Senior Debt 122	Multifamily	36,444	1 month LIBOR + 3.00%	4.8%	73.3%
Senior Debt 123	Multifamily	32,250	1 month LIBOR + 3.20%	5.0%	74.5%
Senior Debt 124	Multifamily	38,935	1 month LIBOR + 2.90%	4.7%	71.7%
Senior Debt 125	Multifamily	65,344	1 month LIBOR + 2.88%	4.7%	74.8%
Senior Debt 126	Multifamily	62,003	1 month LIBOR + 2.88%	4.7%	75.5%
Senior Debt 127	Multifamily	16,570	1 month SOFR + 3.50%	5.2%	71.7%
Senior Debt 128	Multifamily	56,930	1 month LIBOR + 2.75%	4.5%	73.9%
Senior Debt 129	Multifamily	65,000	1 month SOFR + 6.14%	7.8%	74.7%
Senior Debt 130	Multifamily	22,240	1 month SOFR + 2.96%	4.7%	79.4%
Senior Debt 131	Multifamily	25,746	1 month SOFR + 2.96%	4.7%	72.9%
Senior Debt 132	Multifamily	31,678	1 month SOFR + 3.20%	4.9%	74.2%
Senior Debt 133	Multifamily	78,050	1 month SOFR + 3.45%	5.1%	78.8%
Senior Debt 134	Multifamily	77,870	1 month SOFR + 3.21%	4.9%	76.1%
Senior Debt 135	Multifamily	24,000	1 month SOFR + 3.10%	4.8%	72.7%
Senior Debt 136	Retail	31,000	1 month SOFR + 3.29%	5.0%	42.5%
Senior Debt 137	Multifamily	36,950	1 month SOFR + 3.55%	5.2%	66.2%
Senior Debt 138	Multifamily	22,301	1 month SOFR + 2.95%	4.6%	65.6%
Senior Debt 139	Multifamily	10,600	1 month SOFR + 3.30%	5.0%	75.7%
Senior Debt 140	Multifamily	47,444	1 month SOFR + 2.86%	4.6%	68.2%
Senior Debt 141	Multifamily	36,824	1 month SOFR + 2.86%	4.6%	69.7%
Senior Debt 142	Hospitality	10,300	1 month SOFR + 5.30%	7.0%	68.2%
Senior Debt 143	Retail	20,650	1 month SOFR + 4.95%	6.6%	63.3%
Senior Debt 144	Multifamily	82,000	1 month SOFR + 3.20%	4.9%	74.5%
Senior Debt 145	Industrial	55,000	1 month SOFR + 3.50%	5.2%	70.1%
Senior Debt 146	Multifamily	38,497	1 month SOFR + 3.10%	4.8%	74.1%
Senior Debt 147	Multifamily	34,000	1 month SOFR + 2.95%	4.6%	63.1%
Senior Debt 148	Mixed Use	19,000	1 month SOFR + 3.42%	5.1%	65.1%
Senior Debt 149	Multifamily	85,500	1 month SOFR + 3.15%	4.8%	69.6%
Senior Debt 150	Multifamily	31,095	1 month SOFR + 3.30%	5.0%	76.9%
Senior Debt 151 (2)(4)	Hospitality	—	1 month SOFR + 7.05%	8.7%	—%
Senior Debt 152	Hospitality	43,051	1 month SOFR + 4.90%	6.6%	61.1%
Senior Debt 153	Multifamily	1,911	1 month SOFR + 7.02%	8.7%	15.9%
Senior Debt 154	Multifamily	18,044	1 month SOFR + 6.05%	7.7%	62.4%
Senior Debt 155	Multifamily	56,616	1 month SOFR + 3.95%	5.6%	73.2%
Senior Debt 156	Multifamily	11,780	1 month SOFR + 3.55%	5.2%	67.7%
Senior Debt 157 (3)	Retail	113,200	1 month SOFR + 4.50%	6.2%	N/A
Senior Debt 158	Multifamily	19,348	1 month SOFR + 3.50%	5.2%	63.9%
Senior Debt 159	Multifamily	17,600	1 month SOFR + 4.55%	6.2%	67.2%
Senior Debt 160	Multifamily	27,763	1 month SOFR + 3.65%	5.3%	71.0%
Senior Debt 161	Multifamily	16,843	1 month SOFR + 3.65%	5.3%	73.9%
Senior Debt 162	Multifamily	70,750	1 month SOFR + 3.80%	5.5%	77.9%
Senior Debt 163	Multifamily	80,866	1 month SOFR + 3.95%	5.6%	71.8%
Senior Debt 164	Multifamily	43,434	1 month SOFR + 3.95%	5.6%	75.9%
Senior Debt 165	Multifamily	56,334	1 month SOFR + 3.95%	5.6%	70.7%
Senior Debt 166	Multifamily	20,240	1 month SOFR + 3.95%	5.6%	75.1%
Senior Debt 167	Multifamily	126,600	1 month SOFR + 3.95%	5.6%	67.5%
Senior Debt 168	Multifamily	56,000	1 month SOFR + 3.80%	5.5%	73.8%
Senior Debt 169	Multifamily	69,200	1 month SOFR + 3.45%	5.1%	71.6%
Senior Debt 170	Hospitality	17,070	5.99%	6.0%	52.9%
Mezzanine Loan 1	Multifamily	3,000	1 month LIBOR + 9.20%	11.0%	62.2%
Mezzanine Loan 2	Multifamily	10,000	1 month SOFR + 16.29%	18.0%	86.2%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value
Mezzanine Loan 3	Retail	3,000	1 month SOFR + 12.00%	13.7%	46.6%
Mezzanine Loan 4	Mixed Use	1,000	1 month SOFR + 11.00%	12.7%	68.5%
		$5,252,182		5.6%	66.5%
__________________________________________________________
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
(3) Loan was designated as non-performing and placed on cost recovery status during the second quarter of 2022. As such, the LTV at origination is not relevant.
(4) Total commitment on the loan was $41.0 million but was unfunded as of June 30, 2022.
The following table shows selected data from our commercial mortgage loans, measured at fair value as of June 30, 2022 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate	Effective Yield	Loan to Value (1)
TRS Senior Debt 1	Hospitality	$13,058	5.1%	5.1%	62.4%
TRS Senior Debt 2	Retail	9,989	5.4%	5.4%	57.1%
TRS Senior Debt 3	Retail	16,000	5.7%	5.7%	49.4%
TRS Senior Debt 4	Retail	65,000	5.9%	5.9%	59.6%
TRS Senior Debt 5	Retail	18,500	5.5%	5.5%	49.5%
TRS Senior Debt 6	Multifamily	9,990	5.5%	5.5%	47.6%
		$132,537		4.4%	59.2%
__________________________________________________________
(1) Loan to value percentage is from metrics at origination.
The following table shows selected data from our real estate owned asset in our portfolio as of June 30, 2022 (dollars in thousands):

Type	Property Type	Carrying Value
Real Estate Owned 1	Industrial	$88,897
		$88,897
The following is a summary of the Company's RMBS, all of which were ARM Agency Securities, classified by collateral type and interest rate characteristics as of June 30, 2022 (dollars in thousands):

Type	Carrying Amount	Average Yield (1)
Agency Securities:
Fannie Mae/Freddie Mac ARMs	$270,381	2.40%
___________________________________________________________
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

•The real estate securities business focuses on investing in and asset managing real estate securities. Historically this business has focused primarily on CMBS, unsecured REIT debt, CDO notes and other securities. As a result of the October 2021 acquisition of Capstead, the Company acquired a significant portfolio of ARM Agency Securities. The Company has substantially sold down this portfolio and holds only $270.4 million of ARM Agency Securities as of June 30, 2022. The Company has been reinvesting the cash and proceeds from dividends, interest, repayments and sales of these assets into its other segments and does not intend to continue to invest in ARM Agency Securities or RMBS in general. As of June 30, 2022, all of the real estate securities in this segment were ARM Agency Securities acquired in the Capstead acquisition.
•The Conduit business operated through the Company's TRS, which is focused on generating superior risk-adjusted returns by originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market at a profit.
•The real estate owned business represents real estate acquired by the Company through foreclosure, deed in lieu of foreclosure, or purchase.
Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended June 30, 2022 and June 30, 2021 (dollars in thousands):

	Three Months Ended June 30,
	2022			2021
	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)
Interest-earning assets:
Real estate debt	$4,839,568	$62,801	5.2%	$3,140,324	$48,023	6.1%
Real estate conduit	148,608	2,521	6.8%	89,189	926	4.2%
Real estate securities	815,977	4,891	2.4%	6,709	36	2.2%
Total	$5,804,153	$70,213	4.8%	$3,236,222	$48,985	6.1%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$834,337	$8,674	4.2%	$282,891	$3,000	4.2%
Other financing and loan participation - commercial mortgage loans	42,996	360	3.3%	51,547	611	4.7%
Repurchase Agreements - real estate securities	786,495	1,330	0.7%	57,301	189	1.3%
Collateralized loan obligations	2,709,853	21,086	3.1%	2,066,099	8,837	1.7%
Unsecured debt	103,577	1,357	5.2%	—	—	—
Total	$4,477,258	$32,807	2.9%	$2,457,838	$12,637	2.1%
Net interest income/spread		$37,406	1.9%		$36,348	4.0%
Average leverage % (5)	77.1%			75.9%
Weighted average levered yield (6)			11.3%			18.7%
_________________________________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the three months ended June 30, 2022 and June 30, 2021, respectively.
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

Interest Income
Interest income for the three months ended June 30, 2022 and June 30, 2021 totaled $70.2 million and $49.0 million, respectively, an increase of $21.2 million. This was primarily due to (i) $14.8 million of higher interest income attributed to an increase of $1,699.2 million in the average carrying value of our real estate debt assets, (ii) $4.9 million of higher interest income attributed to an increase of $809.3 million in the average carrying value of our real estate securities portfolio and (iii) $1.6 million of higher interest income attributable to an increase of $59.4 million in the average carrying value of our conduit portfolio. As of June 30, 2022, our portfolio consisted of 174 commercial mortgage loans, held for investment, 6 commercial mortgage loans, held for sale, measured at fair value and RMBS securities.
Interest Expense
Interest expense for the three months ended June 30, 2022 and June 30, 2021 totaled $32.8 million and $12.6 million, respectively, an increase of $20.2 million. This was primarily due to (i) $7.0 million of higher interest expense attributed to an increase of $643.8 million in the average carrying value of our collateralized loan obligations, (ii) a non-cash charge of approximately $5.2 million on redemption on one of our CLOs in the three months ended June 30, 2022, (iii) $5.7 million of higher interest expense attributed to an increase of $551.4 million in the average carrying value of our repurchase agreements on commercial mortgage loans and (iv) $1.1 million of higher interest expense attributed to an increase of $729.2 million in the average carrying value of our repurchase agreements on real estate securities.
Realized Gain/Loss on Commercial Mortgage Loans Held for Sale
Realized loss on commercial mortgage loans, held for sale, measured at fair value for the three months ended June 30, 2022 was $1.8 million compared to a realized gain of $6.5 million for the three months ended June 30, 2021. The $8.3 million decrease was due to the difference in weighted average price between the two sales of fixed-rate commercial real estate loans into the CMBS securitization market during the three months ended June 30, 2022 compared to the one sale during the three months ended June 30, 2021. The weighted average price from sales was 98.9% for the three months ended June 30, 2022 compared to 106.4% for the three months ended June 30, 2021.
Trading Gain/Loss
For the three months ended June 30, 2022 we had a trading loss of $22.5 million included within the consolidated statements of operations. During the three months ended June 30, 2022, the loss was attributable to $12.8 million of losses due to sales of the ARM Agency Securities, $7.6 million of losses due to change in market values of these securities and $2.1 million of losses due to mortgage prepayments. For the three months ended June 30, 2021, we had a trading loss of $0.3 million, attributable to one sale of a CMBS security.
Provision / Benefit for Credit losses - Current Expected Credit Loss ("CECL") allowance, net
Our CECL allowance increased by $32.5 million during the three months ended June 30, 2022 compared to a decrease of $1.5 million during three months ended June 30, 2021. The increase in CECL allowance recorded during 2022 was largely due to $28.4 million of specific reserve on one asset and $4.1 million of general reserve. The decrease in CECL allowance in 2021 was attributable to the reversal of general reserve.
For the three months ended June 30, 2022, the increase in general reserve is primarily due to an increase in our portfolio of a more pessimistic view of the macroeconomic scenario utilized for the CECL model. Comparatively, for quarter ended June 30, 2021, the decrease in general reserve was driven by new loan originations that were partially offset by portfolio seasoning and accelerated loan repayments.
As discussed in "Part II, Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q, during the quarter ended June 30, 2022, the Company originated a loan for $113.2 million related to a portfolio of net lease retail properties located throughout the country. Subsequent to origination of the loan, the Company determined that the borrower had provided the Company numerous falsified and forged documents in connection with the underwriting of the loan, that significantly and fraudulently inflated the purported value of the collateral properties. Based on the new knowledge of the lease terms, the loan was assigned a risk rating of “5” and the loan was considered to be “collateral-dependent.” Accordingly, we elected to apply a practical expedient in which the specific allowance for credit losses is calculated as the difference between the fair value of the underlying collateral and the carrying value of the individual loan. At June 30, 2022, we recorded a specific allowance for credit losses of $28.4 million on the loan.

Expenses from operations
Expenses from operations for the three months ended June 30, 2022 and June 30, 2021 consisted of the following (dollars in thousands):

	Three Months Ended June 30,
	2022	2021
Asset management and subordinated performance fee	$6,601	$6,001
Administrative services expenses	3,048	3,078
Acquisition expenses	319	169
Professional fees	8,736	2,777
Depreciation and amortization	1,296	406
Other expenses	1,663	911
Total expenses from operations	$21,663	$13,342
Overall, our operating expenses increased during the three months ended June 30, 2022, compared to June 30, 2021, primarily due to an increase in our total portfolio size as a result of the Capstead acquisition. Professional fees saw a much higher increase due to legal cost incurred associated with the ongoing recovery of an asset.
Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the six months ended June 30, 2022 and June 30, 2021 (dollars in thousands):

	Six Months Ended June 30,
	2022			2021
	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)
Interest-earning assets:
Real estate debt	$4,601,665	$118,489	5.1%	$2,933,212	$88,780	6.1%
Real estate conduit	120,337	3,207	5.3%	102,909	1,982	3.9%
Real estate securities	2,001,486	23,775	2.4%	42,987	460	2.1%
Total	$6,723,488	$145,471	4.3%	$3,079,108	$91,222	5.9%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$823,799	$16,279	4.0%	$305,681	$6,623	4.3%
Other financing and loan participation - commercial mortgage loans	40,683	587	2.9%	48,261	1,138	4.7%
Repurchase Agreements - real estate securities	1,936,934	2,721	0.3%	90,129	642	1.4%
Collateralized loan obligations	2,612,134	33,009	2.5%	1,833,607	15,603	1.7%
Unsecured debt	104,697	2,691	5.1%	—	—	—
Total	$5,518,247	$55,287	2.0%	$2,277,678	$24,006	2.1%
Net interest income/spread		$90,184	2.3%		$67,216	3.8%
Average leverage % (5)	82.1%			74.0%
Weighted average levered yield (6)			15.0%			16.8%
_________________________________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the six months ended June 30, 2022 and June 30, 2021, respectively.
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

Interest Income
Interest income for the six months ended June 30, 2022 and June 30, 2021 totaled $145.5 million and $91.2 million, respectively, an increase of $54.3 million. This was primarily due to (i) $29.7 million of higher interest income attributed to an increase of $1,668.5 million in the average carrying value of our real estate debt assets, (ii) $23.3 million of higher interest income attributed to an increase of $1,958.5 million in the average carrying value of our real estate securities portfolio and (iii) $1.2 million of higher interest income attributable to an increase of $17.4 million in the average carrying value of our conduit portfolio. As of June 30, 2022, our portfolio consisted of 174 commercial mortgage loans, held for investment, 6 commercial mortgage loans, held for sale, measured at fair value and RMBS securities.
Interest Expense
Interest expense for the six months ended June 30, 2022 and June 30, 2021 totaled $55.3 million and $24.0 million, respectively, an increase of $31.3 million. This was primarily due to (i) $12.2 million of higher interest expense attributed to an increase of $778.5 million in the average carrying value of our collateralized loan obligations, (ii) a non-cash charge of approximately $5.2 million on redemption on one of our CLOs, (iii) $9.7 million of higher interest expense attributed to an increase of $518.1 million in the average carrying value of our repurchase agreements on commercial mortgage loans and (iv) $2.1 million of higher interest expense attributed to an increase of $1,846.8 million in the average carrying value of our repurchase agreements on real estate securities.
Realized Gain/Loss on Commercial Mortgage Loans Held for Sale
Realized gain on commercial mortgage loans, held for sale, measured at fair value for the six months ended June 30, 2022 was $0.1 million compared to a realized gain of $13.2 million for the six months ended June 30, 2021. The $13.1 million decrease in realized gain was due to the difference in proceeds received between the three sales of fixed-rate commercial real estate loans into the CMBS securitization market during the six months ended June 30, 2022 compared to the two sales during the six months ended June 30, 2021. Proceeds from sale were $238.3 million for the six months ended June 30, 2022 compared to $256.7 million for the three months ended June 30, 2021.
Trading Gain/Loss
For the six months ended June 30, 2022 we had a trading loss of $111 million included within the consolidated statements of operations. During the six months ended June 30, 2022, the loss was attributable to $36.9 million of losses due to sales of the ARM Agency Securities, $62.2 million of losses due to change in market values of these securities and $11.9 million of losses due to mortgage prepayments. For the six months ended June 30, 2021 we had a trading loss of $1.4 million, attributable to nine sales of CMBS securities.
Provision / Benefit for Credit losses - CECL allowance, net
Our CECL allowance increased by $31.6 million during the six months ended June 30, 2022 compared to a decrease of $3.8 million during six months ended June 30, 2021. The increase in CECL allowance recorded during 2022 was largely due to $28.4 million of specific reserve on one asset and $3.1 million of general reserve. The decrease in CECL allowance in 2021 was attributable to the reversal of general reserve.
For the six months ended June 30, 2022, the increase in general reserve is primarily due to an increase in our portfolio and election of a more pessimistic view of the macroeconomic scenario utilized for the CECL model. Comparatively, for the six months ended June 30, 2021, the decrease in general reserve was driven by new loan originations that were partially offset by portfolio seasoning and accelerated loan repayments.
Refer to "Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021" section above for explanation of the $28.4 million specific allowance for credit losses recognized during the six months ended June 30, 2022.

Expenses from operations
Expenses from operations for the six months ended June 30, 2022 and June 30, 2021 consisted of the following (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Asset management and subordinated performance fee	$13,346	$11,417
Administrative services expenses	6,401	6,552
Acquisition expenses	634	322
Professional fees	15,395	4,774
Depreciation and amortization	2,591	812
Other expenses	3,425	1,406
Total expenses from operations	$41,792	$25,283
Overall, our operating expenses increased during the six months ended June 30, 2022, compared to June 30, 2021, primarily due to an increase in our total portfolio size as a result of the Capstead acquisition. Professional fees saw a much higher increase due to legal cost incurred associated with the ongoing recovery of an asset.
Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended March 31, 2022
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended June 30, 2022 and March 31, 2022 (dollars in thousands):

	Three Months Ended
	June 30, 2022			March 31, 2022
	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)
Interest-earning assets:
Real estate debt	$4,839,568	$62,801	5.2%	$4,361,119	$55,687	5.1%
Real estate conduit	148,608	2,521	6.8%	92,071	686	3.0%
Real estate securities	815,977	4,891	2.4%	3,199,826	18,885	2.4%
Total	$5,804,153	$70,213	4.8%	$7,653,016	$75,258	3.9%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$834,337	$8,674	4.2%	$813,144	$7,605	3.7%
Other financing and loan participation - commercial mortgage loans	42,996	360	3.3%	38,344	376	3.9%
Repurchase Agreements - real estate securities	786,495	1,330	0.7%	3,100,157	1,391	0.2%
Collateralized loan obligations	2,709,853	21,086	3.1%	2,513,330	11,774	1.9%
Unsecured debt	103,577	1,357	5.2	105,829	1,334	5.0%
Total	$4,477,258	$32,807	2.9%	$6,570,804	$22,480	1.4%
Net interest income/spread		$37,406	1.9%		$52,778	2.5%
Average leverage % (5)	77.1%			85.9%
Weighted average levered yield (6)			11.3%			19.5%
_________________________________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the three months ended June 30, 2022 and March 31, 2022, respectively.
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

Interest Income
Interest income for the three months ended June 30, 2022 and March 31, 2022 totaled $70.2 million and $75.3 million, respectively, a decrease of $5.1 million. This was primarily due to (i) $14.0 million of lower interest income attributed to a decrease of $2,383.8 million in the average carrying value of our real estate securities portfolio and partially offset by (ii) $7.1 million of higher interest income attributed to an increase of $478.4 million in the average carrying value of our real estate debt assets and (iii) $1.8 million of interest higher income attributable to an increase of $56.5 million in the average carrying value of our conduit portfolio. As of June 30, 2022, our portfolio consisted of 174 commercial mortgage loans, held for investment, 6 commercial mortgage loans, held for sale, measured at fair value and RMBS securities.
Interest Expense
Interest expense for the three months ended June 30, 2022 and March 31, 2022 totaled $32.8 million and $22.5 million, respectively, an increase of $10.3 million. This was primarily due to (i) $9.3 million of higher interest expense attributed to an increase of $196.5 million in the average carrying value of our collateralized loan obligations and (ii) $1.1 million of higher interest expense attributed to an increase of $21.2 million in the average carrying value of our repurchase agreements on commercial mortgage loans.
Realized Gain/Loss on Commercial Mortgage Loans Held for Sale
Realized loss on commercial mortgage loans, held for sale, measured at fair value for the three months ended June 30, 2022 was $1.8 million compared to a realized gain of $1.9 million for the three months ended March 31, 2022. The $3.7 million decrease was due to the difference in weighted average price between the two sales of fixed-rate commercial real estate loans into the CMBS securitization market during the three months ended June 30, 2022 compared to the one sale during the three months ended March 31, 2022. The weighted average price from sales was 98.9% for the three months ended June 30, 2022 compared to 102.4% for the three months ended March 31, 2022.
Trading Gain/Loss
For the three months ended June 30, 2022 we had a trading loss of $22.5 million included within the consolidated statements of operations compared to a trading loss of $88.4 million for the three months ended March 31, 2022. During the three months ended June 30, 2022, the loss was attributable to $12.8 million of losses due to sales of the ARM Agency Securities, $7.6 million of losses due to change in market values of these securities and $2.1 million of losses due to mortgage prepayments. For the three months ended March 31, 2022, the loss was attributable to $24.1 million of losses due to sales of the ARM Agency Securities, $54.6 million of losses due to change in market values of these securities and $9.7 million of losses due to mortgage prepayments.
Provision / Benefit for Credit losses - CECL allowance, net
Our CECL allowance increased by $32.5 million during the three months ended June 30, 2022 compared to a decrease of $1.0 million during three months ended March 31, 2022. The increase in CECL allowance recorded during the three months ended June 30, 2022 was largely due to $28.4 million of specific reserve on one asset and $4.1 million of general reserve. The decrease in CECL allowance during the three months ended March 31, 2022 was attributable to the reversal of general reserve.
For the three months ended June 30, 2022, the increase in general reserve is primarily due to an increase in our portfolio and election of a more pessimistic view of the macroeconomic scenario utilized for the CECL model. Comparatively, for the three months ended March 31, 2022, the decrease in general reserve was driven by new loan originations that were partially offset by portfolio seasoning and accelerated loan repayments.
Refer to "Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021" section above for explanation of the $28.4 million specific allowance for credit losses recognized during the three months ended June 30, 2022.

Expenses from operations
Expenses from operations for the three months ended June 30, 2022 and March 31, 2022 consisted of the following (dollars in thousands):

	Three Months Ended
	June 30, 2022	March 31, 2022
Asset management and subordinated performance fee	$6,601	$6,745
Administrative services expenses	3,048	3,353
Acquisition expenses	319	315
Professional fees	8,736	6,659
Depreciation and amortization	1,296	1,295
Other expenses	1,663	1,762
Total expenses from operations	$21,663	$20,129
The increase in our expenses from operations was primarily related to the increase in professional fees of $2.1 million from additional legal cost incurred associated with the ongoing recovery of a hotel asset.
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
Collateralized Loan Obligations
During the six months ended June 30, 2022, the Company raised $1.2 billion of capital through the issuance of BSPRT 2022-FL8 Issuer, Ltd. and $802.3 million of capital through the issuance of BSPRT 2022-FL9 Issuer, LLC. Additionally, as of June 30, 2022, the Company had $43.7 million of reinvestment capital available across all outstanding collateralized loan obligations.
Repurchase Agreements, Commercial Mortgage Loans
As of June 30, 2022 we have repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), Barclays Bank PLC (the "Barclays Revolver Facility" and the "Barclays Repo Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, WF Repo Facility, Barclays Revolver Facility and Barclays Repo Facility, the "Repo Facilities").
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
The details of our Repo Facilities at June 30, 2022 and December 31, 2021 are as follows (dollars in thousands):

As of June 30, 2022
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Maturity
JPM Repo Facility(2)	$400,000	$282,646	$3,548	4.09%	10/6/2022
CS Repo Facility (3)	300,000	205,615	2,749	3.74%	9/30/2022
WF Repo Facility (4)	500,000	184,091	4,268	3.58%	11/21/2023
Barclays Revolver Facility (5)	250,000	—	1,015	N/A	9/20/2023
Barclays Repo Facility (6)	500,000	159,682	4,172	3.62%	3/14/2025
Total	$1,950,000	$832,034	$15,752
________________________________________________________
(1) For the six months ended June 30, 2022. Includes amortization of deferred financing costs.
(2) With one-year extension option available at the Company's discretion. Additionally, subsequent to quarter end, on July 7, 2022, the committed financing was increased from $400 million to $500 million.
(3) Subsequent to quarter end, on July 11, 2022, the maturity date was extended to July 11, 2023 and the committed financing was increased from $300 million to $600 million.
(4) On May 12, 2022, the committed financing amount was increased from $450 million to $500 million. There are three more one-year extension options available at the Company's discretion.
(5) The Company may increase the total commitment amount by an amount between $100 million and $150 million for three month intervals, on an unlimited basis prior to maturity.
(6) There are two one-year-year extension options available at the Company's discretion.

As of December 31, 2021
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility	$400,000	$136,470	$5,178	2.13%	10/6/2022
CS Repo Facility	300,000	137,364	3,446	2.43%	9/30/2022
WF Repo Facility (2)	450,000	186,734	2,090	1.64%	11/21/2023
Barclays Revolver Facility (3)	250,000	166,700	1,976	6.12%	9/20/2023
Barclays Repo Facility (4)	500,000	392,332	4,057	1.76%	3/14/2025
Total	$1,900,000	$1,019,600	$16,747
________________________________________________________
(1) For the year ended December 31, 2020. Includes amortization of deferred financing costs.
(2) There are three more one-year extension options available at the Company's discretion.
(3) The Company may increase the total commitment amount by an amount between $100 million and $150 million for three month intervals, on an unlimited basis prior to maturity.
(4) There are two one-year extension options available at the Company's discretion.
Other financing and loan participation - Commercial Mortgage Loans
On March 23, 2020, the Company transferred $15.2 million of its interest in a term loan to Sterling National Bank ("SNB") via a participation agreement. Since inception, the Company's outstanding loan increased as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The Company incurred $0.3 million and $0.5 million of interest expense on the SNB term loan for the three and six months ended June 30, 2022. As of June 30, 2022 and December 31, 2021 the outstanding participation balance was $40.0 million and $37.9 million, respectively. The loan accrued interest at an annual rate of one-month LIBOR + 2.20% and matures on February 9, 2023.

On February 10, 2022, the Company transferred $38.0 million of its interest in a term loan to Customers Bank via a participation agreement. Since inception, the Company's outstanding loan increased as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The Company incurred $0.1 million and $0.1 million of interest expense on the Customers Bank term loan for the three and six months ended June 30, 2022. As of June 30, 2022 the outstanding participation balance was $7.2 million. The loan accrued interest at an annual rate of one-month SOFR + 4.01% and matures on May 1, 2025.
Mortgage Note Payable
On September 17, 2021, the Company, in connection with the consolidating joint venture (as discussed in Note 5 - Real Estate Owned), originated a $112.7 million mortgage note payable, of which $88.7 million is eliminated in consolidation (see Note 5 - Real Estate Owned). The remaining mortgage note payable of $24.0 million is disclosed on the consolidated balance sheet. As of June 30, 2022, the loan accrued interest at an annual rate of 3.1% and matures on October 9, 2024.
Unsecured Debt
At June 30, 2022, the Company held 30-year junior subordinated notes issued in 2005 and 2006 and maturing in 2035 and 2036, respectively, with a total face amount of $100.0 million. Note balances net of deferred issuance costs, and related weighted average interest rates as of the indicated dates (calculated including issuance cost amortization and adjusted for the effects of related derivatives held as cash flow hedges) were as follows (dollars in thousands):

	As of June 30, 2022		As of December 31, 2021
	Borrowings Outstanding	Average Rate	Borrowings Outstanding	Average Rate
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,489	3.73%	$34,470	7.86%
December 2035 ($40,000 face amount)	39,493	3.49%	39,474	7.63%
September 2036 ($25,000 face amount)	24,663	3.49%	24,650	7.67%
	$98,645	3.57%	$98,594	7.72%
The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option. Interest paid on unsecured debt, including related derivative cash flows, totaled $2.8 million during the six months ended June 30, 2022.
Pursuant to a lending and security agreement with Security Benefit Life Insurance Company ("SBL"), which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $0.3 million and $0.6 million of interest expense on the lending agreement with SBL for the three and six months ended June 30, 2022. As of June 30, 2022 there was no outstanding balance.
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

Below is a summary of the Company's MRAs as of June 30, 2022 and December 31, 2021 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of June 30, 2022
JP Morgan Securities LLC	$18,857	$141	$23,668	2.19%	13
Goldman Sachs International	—	—	—	N/A	N/A
Barclays Capital Inc.	34,431	235	43,023	2.34%	1
Citigroup Global Markets, Inc.	—	—	—	N/A	N/A
Total/Weighted Average	$53,288	$376	$66,691	2.29%	5

As of December 31, 2021
JP Morgan Securities LLC	$19,025	$261	$24,087	1.14%	10
Goldman Sachs International	—	37	—	N/A	N/A
Barclays Capital Inc.	15,286	526	19,131	1.21%	14
Citigroup Global Markets, Inc.	—	81	—	N/A	N/A
Total/Weighted Average	$34,311	$905	$43,218	1.71%	12
________________________________________________________
(1) Includes $66.7 million and $43.2 million of CLO notes, held by the Company, which are eliminated within the real estate securities, at fair value line in the consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.
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

Repurchase agreements (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

Collateral Type	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Average Borrowing Rates
As of June 30, 2022
Repurchase arrangements secured by Agency securities with maturities of 30 days or less	$252,500	$471	$240,000	1.63%
	$252,500	$471	$240,000	1.63%

As of December 31, 2021
Repurchase arrangements secured by Agency securities with maturities of 30 days or less	$4,327,020	$8,908	$4,144,473	0.13%
	$4,327,020	$8,908	$4,144,473	0.13%
As of June 30, 2022, the Company’s repurchase agreements collateralized by RMBS totaled $240 million with 2 counterparties at average rates of 1.63%, before the effects of currently-paying interest rate swap agreements. Average repurchase agreements outstanding were $732 million in the second quarter of 2022. Average repurchase agreements outstanding differed from respective period-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff and asset sales. Interest paid on repurchase agreements, including related Derivative cash flows, totaled $5.2 million during the six months ended June 30, 2022.
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
To help mitigate exposure to rising short-term interest rates, we economically hedge the portfolio of repurchase agreements using derivatives supplemented with longer-maturity repurchase agreements when available at attractive rates and terms. At June 30, 2022, the Company held $100 million notional amount of portfolio financing-related interest rate swap agreements with contract expirations occurring at various dates through the Second quarter 2024 and a weighted average expiration of 23.9 months. At June 30, 2022, we expect to have no net cash obligations related to repurchase agreement-related interest rate swap agreements after considering the variable-rate payments owed to us under the agreements’ terms based on market interest rate expectations as of quarter-end.

The following tables summarize our Repurchase Agreements, Commercial Mortgage Loans and our MRAs for the six months ended June 30, 2022, 2020 and 2019, respectively:

	As of June 30, 2022
	Amount Outstanding		Average Outstanding Balance
	Q1	Q2	Q1	Q2
Repurchase Agreements, Commercial Mortgage Loans	$522,890	$832,034	$813,144	$834,337
Repurchase Agreements, Real Estate Securities	$54,610	$53,288	$44,744	$54,033
Repurchase Agreements, Real Estate Securities held as trading	$1,659,931	$240,000	$3,055,413	$1,818,495
	As of June 30, 2021
	Amount Outstanding		Average Outstanding Balance
	Q1	Q2	Q1	Q2
Repurchase Agreements, Commercial Mortgage Loans	$152,925	$287,462	$340,485	$282,891
Repurchase Agreements, Real Estate Securities	$88,272	$46,510	$123,322	$57,301
	As of June 30, 2020
	Amount Outstanding		Average Outstanding Balance
	Q1	Q2	Q1	Q2
Repurchase Agreements, Commercial Mortgage Loans	$234,524	$226,224	$282,282	$238,280
Repurchase Agreements, Real Estate Securities	$496,880	$333,256	$412,809	$351,202
The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the six months ended June 30, 2022, the maximum average outstanding balance was $5.3 billion, of which $1.1 billion was related to repurchase agreements on our commercial mortgage loans and $4.2 billion for repurchase agreements on our real estate securities.
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
Dividends payable on each share of Series C and Series H Preferred Stock are generally equal to the quarterly dividend that would have been paid had such share of preferred stock been converted to a share of common stock, except to the extent common stock dividends have been reduced below certain specified levels. To the extent dividends on shares of preferred stock are not authorized and declared by our board of directors and paid by the Company monthly, the dividend amounts will accrue.

Holders of shares of the Series E Preferred Stock are entitled to receive, when, as and if authorized by our board of directors and declared by the Company, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 7.50% of the $25.00 per share liquidation preference per annum (equivalent to $1.875 per annum per share).
In June 2022, the Company's board of directors declared the following second quarter 2022 dividends: (i) a quarterly cash dividend of $0.355 per share on the Company's common stock (equivalent to $1.42 per annum), (ii) a second quarter 2022 dividend of $106.22 per share on the Company’s Series C Preferred Stock and Series H Preferred Stock, and (iii) a second quarter 2022 dividend of $0.46875 per share on the Company’s Series E Preferred Stock, all of which were paid in July 2022 to holders of record on June 30, 2021.
The below table shows the distributions paid on shares outstanding of common stock during the six months ended June 30, 2022 and June 30, 2021 (dollars in thousands):

Six Months Ended June 30, 2022
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 7, 2022	$12,435	$91
April 11, 2022	15,616	112
Total	$28,051	$203

Six Months Ended June 30, 2021
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 4, 2021	$9,652	$2,584
April 1, 2021	9,603	2,530
Total	$19,255	$5,114
Cash Flows
Cash Flows for the Six Months Ended June 30, 2022
Net cash used in operating activities for the six months ended June 30, 2022 was $24.0 million. Cash outflows were primarily driven by net loss of $48.2 million, coupled with net outflows of $98.3 million related to originations of and proceeds from sales of commercial mortgage loans, measured at fair value and realized gains of $53.8 million on swap terminations. This is partially offset by non-cash adjustments of $111.0 million and $14.4 million related to trading losses on real estate securities and derivative instruments, respectively, $31.6 million increase in provision for credit losses and $13.2 million net changes of assets and liabilities.
Net cash provided by investing activities for the six months ended June 30, 2022 was $3,396.2 million. Cash inflows were primarily driven by the sale of real estate securities of $3,731.7 million, principal repayments on commercial mortgage loans, held for investment of $678.2 million, principal collateral received on mortgage investments of $518.1 million and $4.1 million received from sale of commercial mortgage loans, held for sale. Inflows were offset by proceeds for originations and purchases of $1,536.4 million of commercial mortgage loans, held for investment.
Net cash used in financing activities for the six months ended June 30, 2022 was $3,083.2 million. Cash outflows were primarily driven by our net repayments on CMBS MRAs of $3,885.5 million, net repayments from borrowings on repurchase agreements - commercial mortgage loans and unsecured debt of $187.6 million and $50.0 million, respectively, and $67.0 million was used for cash distributions to stockholders. Outflows were offset by net borrowings on CLOs of $1,044.0 million and a total of $62.0 million of cash collateral and proceeds received on interest rate swaps and settlements.
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

Net cash provided by financing activities for the six months ended June 30, 2021 was $190.1 million. Cash inflows were primarily driven by proceeds from borrowings on CLOs and repurchase agreements - commercial mortgage loans of $338.1 million and $11.1 million, respectively, and proceeds from issuances of redeemable convertible preferred stock of $15.0 million. Inflows were offset by net repayments on our CMBS MRAs of $140.3 million. Additionally, $26.0 million was used in cash distributions to stockholders and $9.2 million was used for stock repurchases.
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
Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of June 30, 2022 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$13,956	$467,772	$32,292	$—	514,020
Repurchase agreements - commercial mortgage loans	488,261	343,773	—	—	832,034
Repurchase agreements - real estate securities	293,288	—	—	—	293,288
CLOs (2)	—	—	—	3,230,197	3,230,197
Mortgage Note Payable	—	—	—	23,998	23,998
Unsecured debt	—	—	—	98,645	98,645
Other financing and loan participation - commercial mortgage loans	—	7,151	40,030	—	47,181
Total	$795,505	$818,696	$72,322	$3,352,840	$5,039,363
________________________________________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $453.4 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligations line of the consolidated balance sheet as of June 30, 2022.
In addition to its cash requirements, the Company pays a quarterly dividend and has an existing share repurchase authorization. As of June 30, 2022, the Company’s quarterly cash dividend was $0.355 per share of common stock (which was paid on an as-converted basis on the Company’s shares of Series C Preferred Stock and Series H Preferred Stock), and $0.46875 per share on the Company’s shares of Series E Preferred Stock. The payment of future dividends is subject to declaration by the Board of Directors. The Company’s Board of Directors also has authorized a $65.0 million share repurchase program, that is currently operative following the conclusion of the $35.0 million open market share purchase program the Advisor implemented in connection with the Company’s merger with Capstead. The authorization does not obligate the Company to acquire any specific number of shares.
Related Party Arrangements
Refer to “Note 11 - Related Party Transactions and Arrangements” for a summary of the Company’s related party arrangements.

Non-GAAP Financial Measures
Distributable Earnings and Run-Rate Distributable Earnings
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
We believe that Distributable Earnings and Run-Rate Distributable Earnings provide meaningful information to consider in addition to our GAAP results. We believe Distributable Earnings is a useful financial metric for existing and potential future holders of our common stock as historically, overtime, Distributable Earnings has been an indicator of our dividends per share. As a REIT, we generally must distribute annually at least 90% of our net taxable income, subject to certain adjustments, and therefore we believe our dividends are one of the principal reasons stockholders may invest in our common stock. Further, Distributable Earnings helps us to evaluate our performance excluding the effects of certain transactions and GAAP adjustments that we believe are not necessarily indicative of our current loan portfolio and operations and is one of the performance metrics we consider when declaring our dividends. We believe Run-Rate Distributable Earnings is a useful financial metric because it presents the Distributable Earnings of our core businesses, net of the impacts of the trading and derivative gain/loss on the residential adjustable-rate mortgage securities we acquired from Capstead that we are currently in the process of liquidating from our portfolio.
Distributable Earnings and Run-Rate Distributable Earnings do not represent net income (loss) and should not be considered as an alternative to GAAP net income (loss). Our methodology for calculating Distributable Earnings and Run-Rate Distributable Earnings may differ from the methodologies employed by other companies and thus may not be comparable to the Distributable Earnings reported by other companies.

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Run-Rate Distributable Earnings as of June 30, 2022 and June 30, 2021 (amounts in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
GAAP Net Income	$(25,709)	$30,010	$(48,216)	$60,156
Adjustments:
CLO amortization acceleration (1)	3,202	(839)	2,225	(1,534)
Unrealized (gain)/loss on financial instruments (2)	12,224	2,518	18,122	1,299
Unrealized (gain)/loss reversal - ARMs	7,658	—	35,120	—
Incentive fees	(3,456)	2,104	(3,456)	3,765
Depreciation and amortization	1,296	406	2,591	812
Increase/(decrease) in provision for credit losses	32,530	(1,508)	31,575	(3,839)
Loan Workout Charges (3)	3,000	—	4,900	—
Realized trading and derivatives (gain)/loss on ARMs	(5,946)	—	22,082	—
Run Rate Distributable Earnings (4)	$24,799	$32,691	$64,943	$60,659
Realized trading and derivatives gain/(loss) on ARMs	5,946	—	(22,082)	—
Distributable Earnings	$30,745	$32,691	$42,861	$60,659
Average Equity	$1,470,643	$1,047,109	$1,495,106	$1,035,161
7.5% Cumulative Redeemable Preferred Stock, Series E Dividend	$4,842	$—	$9,683	$—
GAAP Net Income (Loss) ROE	(8.3)%	11.5%	(7.7)%	11.6%
Run-Rate Distributable Earnings ROE	5.4%	12.5%	7.4%	11.7%
Distributable Earnings ROE	7.0%	12.5%	4.4%	11.7%
GAAP Net Income Per Share, Fully Converted	$(0.34)	$0.52	$(0.64)	$1.05
Run-Rate Distributable Earnings Per Share, Fully Converted	$0.22	$0.57	$0.61	$1.06
Distributable Earnings Per Share, Fully Converted	$0.29	$0.57	$0.37	$1.06
____________________________________________________________
(1) Adjusted for non-cash CLO amortization acceleration to effectively amortize issuance costs of our CLOs over the expected lifetime of the CLOs. We assume our CLOs will be outstanding for four years and amortized the financing costs over four years in our Distributable Earnings and Run-Rate Distributable Earnings as compared to effective yield methodology in our GAAP earnings.
(2) Adjusted for unrealized gain/loss on commercial mortgage loans, held for sale, measured at fair value and unrealized gain/loss on derivatives.
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
Market uncertainty and volatility may cause fluctuation in market value of certain asset classes within our portfolio. We have and may continue to receive margin calls from our lenders as a result of the decline in the market value of the assets pledged by us to our lenders under our repurchase agreements and warehouse credit facilities, and if we fail to resolve such margin calls when due by payment of cash or delivery of additional collateral, the lenders may exercise remedies including demanding payment by us of our aggregate outstanding financing obligations and/or taking ownership of the loans or other assets securing the applicable obligations and liquidating them at inopportune prices.
Market Risk
As a result of the closing of the Capstead merger on October 19, 2021 we hold ARM Agency Securities. Changes in the level of interest rates and spreads can significantly impact the value of these assets. We may utilize a variety of financial instruments in order to limit the adverse effects of interest rates on our results.
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
As of June 30, 2022 and December 31, 2021, our portfolio included 171 and 161 variable rate investments, respectively, based on LIBOR and SOFR (or "indexing rates") for various terms. Borrowings under our repurchase agreements are also based on LIBOR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity. The changes in the portfolio for each basis points increase/decrease is a change from the base scenario.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	June 30, 2022	December 31, 2021
(-) 25 Basis Points	(1.31)%	2.08%
Base Interest Rate	—%	—%
(+) 50 Basis Points	2.92%	(1.74)%
(+) 100 Basis Points	6.14%	(1.64)%
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
Please refer to “Litigation and Regulatory Proceedings” in “Note 10 - Commitments and Contingencies” to the consolidated financial statements included in this report. The Company believes that these proceedings, individually or in the aggregate, will not have a material impact on the Company’s financial condition, operating results or cash flows.
Loan Fraud Lawsuit
On July 26, 2022, the Company (through a subsidiary) filed a lawsuit in the District Court of Dallas County, Texas, against, among others, the borrower, the individual sponsor of the borrower, and the guarantors under a first priority mortgage loan that the Company, along with a separate fund affiliated with the Company's external manager, originated in April 2022. The original principal balance of the Company’s loan is $113.2 million. The loan is secured by a portfolio of twenty-four properties that are net leased to Walgreens (the “Collateral Properties”). As described in more detail in the complaint filed in Dallas County, in July 2022, the Company determined that the borrower had provided the Company with numerous falsified and forged documents in connection with the underwriting of the loan. Such documentation significantly and fraudulently inflated the purported value of the Collateral Properties by misrepresenting the rent rates and maturity dates of the Walgreens leases at the Collateral Properties, among other things. On July 27, 2022, the court issued a temporary restraining order freezing the assets of the borrower, the borrower’s sponsor and his parents, and any proceeds from our loan, pending the next scheduled legal proceeding in August 2022. The Company has also reported the fraud to criminal authorities and is assisting such authorities with their consideration of the matter. The Company intends to pursue all available legal remedies as set forth in the complaint against any party determined to have been involved in, or that improperly benefited from, the scheme.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes from these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Advisor committed to a $35 million open market share purchase program in connection with the Capstead acquisition. As of July 8, 2022, the Advisor has purchased its entire $35 million commitment. The Company’s board of directors has authorized a $65 million share repurchase program that has now become operative following the conclusion of the Advisor's purchase program. The Company’s share repurchase program authorizes share repurchases at prices below the most recently reported book value per share as determined in accordance with GAAP. Purchases made under the Company’s program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any purchases by the Company will be determined by the Company in its reasonable business judgment and consistent with the exercise of their legal duties and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Company share repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company’s share repurchase programs will remain open until at least November 2022 or until the capital committed to the applicable repurchase program has been exhausted, whichever is sooner. Repurchases under the Company’s share repurchase program may be suspended from time to time at the Company’s discretion without prior notice.

The following table sets forth purchases of the Company's common stock under the Advisor's purchase program for the quarter ended June 30, 2022:

	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
April 1, 2022 - April 30, 2022	751,714	13.42	751,714	17,378,175
May 1, 2022 - May 31, 2022	283,974	13.89	283,974	13,432,878
June 1, 2022 - June 30, 2022	758,817	14.36	758,817	2,535,870
Total	1,794,505	$13.89	1,794,505	$2,535,870
_______________________
(1) All of the purchases listed in the table above were made in the open market by the Advisor under the Advisor’s share purchase program announced on July 26, 2021, including under a Rule 10b5-1 plan adopted by the Advisor. No shares were repurchased under the Company’s share repurchase program during the period ended June 30, 2022.
(2) The average price paid per share represents the average of the gross purchase price per share, inclusive of any broker’s fees or commissions.
Subsequent to June 30, 2022, the Advisor purchased an aggregate of 190,199 additional shares of the Company’s common stock for an aggregate of $2.5 million at an average price of $13.33 per share . As a result of these purchases the Advisor's $35.0 million commitment has been satisfied and the Advisor's share purchase program has been terminated. As of August 3, 2022, $65.0 million remains available under the Company’s share repurchase program.
Unregistered Sales of Equity Securities
Refer to “Note 2 - Summary of Significant Accounting Policies” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the agreement we entered into with SBL on June 21, 2022 pursuant to which SBL agreed to exchange the 17,950 shares of the Series D Preferred Stock it held for an equal amount of Series H Preferred Stock for no consideration. The terms of the Series H Preferred Stock are also described in “Note 2 - Summary of Significant Accounting Policies” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
The exchange was not registered under the Securities Act of 1933, as amended (the “Securities Act”) and was made pursuant to the exemption provided by Section 3(a)(9) of the Securities Act and certain rules and regulations promulgated thereunder.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Franklin BSP Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2022).
3.2
Articles Supplementary of Franklin BSP Realty Trust, Inc., dated June 21, 2022, relating to Series H Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2022).

10.1
Exchange Agreement, dated June 21, 2022, by and between Franklin BSP Realty Trust, Inc. and the holder of the Company’s Series D Convertible Preferred Stock (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2022).

10.2
Indenture, dated as of June 29, 2022, by and among BSPRT 2022-FL9 Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, U.S. Bank Trust Company, National Association, as trustee and note administrator, and U.S. Bank National Association as custodian (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 1, 2022).

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

101*	XBRL (eXtensible Business Reporting Language). The following materials from Benefit Street Partners Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________________________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin BSP Realty Trust, Inc.
Dated:	August 3, 2022	By	/s/ Richard J. Byrne
Name: Richard J. Byrne
Title: Chief Executive Officer and President
(Principal Executive Officer)

Dated:	August 3, 2022	By	/s/ Jerome S. Baglien
Name: Jerome S. Baglien
Title: Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)