Form 10-Q
period 2022-09-30
Franklin BSP Realty Trust, Inc.
filed 2022-11-09
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2022
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of October 31, 2022 was 82,479,743.

FRANKLIN BSP REALTY TRUST, INC.

i

PART I. Item 1. Consolidated Financial Statements and Notes (unaudited)
FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)
Cash and cash equivalents	$216,985	$154,929
Restricted cash	45,013	13,270
Commercial mortgage loans, held for investment, net of allowance of $46,815 and $15,827 as of September 30, 2022 and December 31, 2021, respectively	5,281,458	4,211,061
Commercial mortgage loans, held for sale, measured at fair value	41,342	34,718
Real estate securities, trading, measured at fair value	252,491	4,566,871
Real estate securities, available for sale, measured at fair value, amortized cost of $74,998 as of September 30, 2022	74,625	—
Derivative instruments, measured at fair value	3,546	436
Other real estate investments, measured at fair value	—	2,074
Receivable for loan repayment (1)	87,356	252,351
Accrued interest receivable	26,287	30,109
Prepaid expenses and other assets	14,383	13,595
Intangible lease asset, net of amortization	46,313	48,472
Real estate owned, net of depreciation	88,322	90,048
Cash collateral receivable from derivative counterparties	—	56,767
Total assets	$6,178,121	$9,474,701
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$3,174,530	$2,162,190
Repurchase agreements - commercial mortgage loans	699,408	1,019,600
Repurchase agreements - real estate securities	337,613	4,178,784
Mortgage note payable	23,998	23,998
Other financing and loan participation - commercial mortgage loans	53,167	37,903
Unsecured debt	98,670	148,594
Derivative instruments, measured at fair value	12	32,295
Interest payable	8,472	2,692
Distributions payable	36,546	30,346
Accounts payable and accrued expenses	52,731	12,705
Due to affiliates	16,444	17,538
Total liabilities	$4,501,591	$7,666,645
Commitment and contingencies (See Note 10)
Redeemable convertible preferred stock:
Redeemable convertible preferred stock Series C, $0.01 par value, 20,000 authorized and 1,400 issued and outstanding as of September 30, 2022 and December 31, 2021	$6,976	$6,971
Redeemable convertible preferred stock Series D, $0.01 par value, none authorized and outstanding as of September 30, 2022, 20,000 authorized and 17,950 issued and outstanding as of December 31, 2021	—	89,684
Redeemable convertible preferred stock Series H, $0.01 par value, 20,000 authorized and 17,950 issued and outstanding as of September 30, 2022, none authorized and outstanding as of December 31, 2021	89,748	—
Total redeemable convertible preferred stock	$96,724	$96,655
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 7.5% Cumulative Redeemable Preferred Stock, Series E, 10,329,039 shares issued and outstanding as of September 30, 2022 and December 31, 2021	$258,742	$258,742
Series F Convertible Preferred stock, $0.01 par value, none authorized or outstanding as of September 30, 2022, and 40,000,000 authorized, 39,733,299 issued and outstanding as of December 31, 2021	—	710,431
Common stock, $0.01 par value, 900,000,000 shares authorized, 83,362,351 and 43,965,928 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	830	441
Additional paid-in capital	1,605,120	903,264
Accumulated other comprehensive income (loss)	(373)	(62)
Accumulated deficit	(290,277)	(167,179)
Total stockholders' equity	$1,574,042	$1,705,637
Non-controlling interest	5,764	5,764
Total equity	$1,579,806	$1,711,401
Total liabilities, redeemable convertible preferred stock and equity	$6,178,121	$9,474,701
_________________________________________________________
(1) Includes $86.9 million and $187.0 million of cash held by servicer related to the CLOs as of September 30, 2022 and December 31, 2021, respectively, as well as $0.4 million and $65.3 million of RMBS principal paydowns receivable as of September 30, 2022 and December 31, 2021, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income:
Interest income	$94,131	$47,747	$239,602	$138,969
Less: Interest expense	46,157	11,988	101,444	35,994
Net interest income	47,974	35,759	138,158	102,975
Revenue from real estate owned	2,312	1,015	6,936	2,447
Total income	$50,286	$36,774	$145,094	$105,422
Expenses:
Asset management and subordinated performance fee	$6,430	$8,265	$19,776	$19,682
Acquisition expenses	362	690	996	1,012
Administrative services expenses	3,001	2,980	9,402	9,532
Professional fees	4,743	2,488	20,138	7,262
Depreciation and amortization	1,295	—	3,886	812
Other expenses	1,424	709	4,849	2,115
Total expenses	$17,255	$15,132	$59,047	$40,415
Other (income)/loss:
Provision/(benefit) for credit losses	$(599)	$(1,613)	$30,976	$(5,452)
Realized (gain)/loss on extinguishment of debt	—	—	(15)	—
Realized (gain)/loss on sale of commercial mortgage loans, held for sale	(9)	(206)	(48)	(206)
Realized (gain)/loss on sale of real estate owned assets, held for sale	—	(8,698)	—	(9,810)
Realized (gain)/loss on sale of commercial mortgage loans, held for sale, measured at fair value	(4,782)	(9,061)	(4,838)	(22,211)
Realized (gain)/loss on other real estate investments, measured at fair value	—	—	33	—
Unrealized (gain)/loss on commercial mortgage loans, held for sale, measured at fair value	(58)	1,104	3,678	—
Unrealized (gain)/loss on other real estate investments, measured at fair value	—	(1)	(4)	(27)
Trading (gain)/loss	2,744	—	113,717	1,375
Unrealized (gain)/loss on derivatives	(1,566)	(1,428)	12,824	(374)
Realized (gain)/loss on derivatives	1,624	1,902	(57,599)	(357)
Total other (income)/loss	$(2,646)	$(18,001)	$98,724	$(37,062)
Income/(loss) before taxes	35,677	39,643	(12,677)	102,069
Provision/(benefit) for income tax	419	1,148	281	3,418
Net income/(loss)	$35,258	$38,495	$(12,958)	$98,651
Net income/(loss) applicable to common stock	$28,359	$29,490	$(47,823)	$75,905

Basic earnings per share	$0.34	$0.67	$(0.70)	$1.72
Diluted earnings per share	$0.34	$0.67	$(0.70)	$1.71
Basic weighted average shares outstanding	83,665,250	44,185,241	67,965,397	44,245,733
Diluted weighted average shares outstanding	83,665,250	44,200,564	67,965,397	44,261,470

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income/(loss)	$35,258	$38,495	$(12,958)	$98,651

Unrealized gain/(loss) on available for sale securities	$(373)	$—	$(373)	$8,256
Amounts related to cash flow hedges:
Change in net unrealized gain/(loss)	$—	$—	$(220)	$—
Reclassification adjustment for amounts included in net income/(loss)	—	—	282	—
	$—	$—	$62	$—
Comprehensive income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$34,885	$38,495	$(13,269)	$106,907

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Preferred E	Preferred F	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2021	43,965,928	$441	$903,264	$(62)	$(167,179)	$258,742	$710,431	$1,705,637	$5,764	$1,711,401
Issuance of common stock	—	—	—	—	—	—	—	—	—	—
Common stock repurchases	—	—	—	—	—	—	—	—	—	—
Common stock issued through distribution reinvestment plan	5,982	—	91	—	—	—	—	91	—	91
Share-based compensation	499,217	—	500	—	—	—	—	500	—	500
Offering costs	—	—	—	—	—	—	—	—	—	—
Net income/(loss)	—	—	—	—	(22,507)	—	—	(22,507)	—	(22,507)
Distributions declared	—	—	—	—	(36,743)	—	—	(36,743)	—	(36,743)
Other comprehensive income/(loss)	—	—	—	62	—	—	—	62	—	62
Balance, March 31, 2022	44,471,127	$441	$903,855	$—	$(226,429)	$258,742	$710,431	$1,647,040	$5,764	$1,652,804
Issuance of common stock	—	—	—	—	—	—	—	—	—	—
Common stock repurchases	743	—	—	—	—	—	—	—	—	—
Common stock issued through distribution reinvestment plan	—	—	—	—	—	—	—	—	—	—
Share-based compensation	21,459	—	721	—	—	—	—	721	—	721
Preferred F exchanged for common stock	39,733,299	397	710,034	—	—	—	(710,431)	—	—	—
Offering costs	—	—	—	—	—	—	—	—	—	—
Net income/(loss)	—	—	—	—	(25,709)	—	—	(25,709)	—	(25,709)
Distributions declared	—	—	—	—	(36,848)	—	—	(36,848)	—	(36,848)
Other comprehensive income/(loss)	—	—	—	—	—	—	—	—	—	—
Balance, June 30, 2022	84,226,628	$838	$1,614,610	$—	$(288,986)	$258,742	$—	$1,585,204	$5,764	$1,590,968
Issuance of common stock	—	—	—	—	—	—	—	—	—	—
Common stock repurchases	(931,053)	(9)	(11,026)	—	—	—	—	(11,035)	—	(11,035)
Common stock issued through distribution reinvestment plan	66,776	1	906	—	—	—	—	907	—	907
Share-based compensation	—	—	630	—	—	—	—	630	—	630
Offering costs	—	—	—	—	—	—	—	—	—	—
Net income/(loss)	—	—	—	—	35,258	—	—	35,258	—	35,258
Distributions declared	—	—	—	—	(36,549)	—	—	(36,549)	—	(36,549)
Other comprehensive income/(loss)	—	—	—	(373)	—	—	—	(373)	—	(373)
Non-controlling interest	—	—	—	—	—	—	—	—	—	—
Balance, September 30, 2022	83,362,351	$830	$1,605,120	$(373)	$(290,277)	$258,742	$—	$1,574,042	$5,764	$1,579,806
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
THE ACCOMPANYING CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Preferred E	Preferred F	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2020	44,510,051	$446	$912,725	$(8,256)	$(106,471)	$—	$—	$798,444	$—	$798,444
Issuance of common stock	—	—	—	—	—	—	—	—	—	—
Common stock repurchases	(521,796)	(5)	(9,142)	—	—	—	—	(9,147)	—	(9,147)
Common stock issued through distribution reinvestment plan	147,404	2	2,583	—	—	—	—	2,585	—	2,585
Share-based compensation	—	—	55	—	—	—	—	55	—	55
Offering costs	—	—	(21)	—	—	—	—	(21)	—	(21)
Net income/(loss)	—	—	—	—	30,146	—	—	30,146	—	30,146
Distributions declared	—	—	—	—	(15,644)	—	—	(15,644)	—	(15,644)
Other comprehensive income/(loss)	—	—	—	8,042	—	—	—	8,042	—	8,042
Balance, March 31, 2021	44,135,659	$443	$906,200	$(214)	$(91,969)	$—	$—	$814,460	$—	$814,460
Issuance of common stock	504	—	—	—	—	—	—	—	—	—
Common stock repurchases	(3,784)	—	(66)	—	—	—	—	(66)	—	(66)
Common stock issued through distribution reinvestment plan	141,270	1	2,523	—	—	—	—	2,524	—	2,524
Share-based compensation	11,184	—	53	—	—	—	—	53	—	53
Offering costs	—	—	(21)	—	—	—	—	(21)	—	(21)
Net income/(loss)	—	—	—	—	30,010	—	—	30,010	—	30,010
Distributions declared	—	—	—	—	(15,898)	—	—	(15,898)	—	(15,898)
Other comprehensive income/(loss)	—	—	—	214	—	—	—	214	—	214
Balance, June 30, 2021	44,284,833	$444	$908,689	$—	$(77,857)	$—	$—	$831,276	$—	$831,276
Issuance of common stock	—	—	—	—	—	—	—	—	—	—
Common stock repurchases	(123,257)	(1)	(2,203)	—	—	—	—	(2,204)	—	(2,204)
Common stock issued through distribution reinvestment plan	1,081	—	1	—	—	—	—	1	—	1
Share-based compensation	—	—	52	—	—	—	—	52	—	52
Offering costs	—	—	(22)	—	—	—	—	(22)	—	(22)
Net income/(loss)	—	—	—	—	38,495	—	—	38,495	—	38,495
Distributions declared	—	—	—	—	(20,482)	—	—	(20,482)	—	(20,482)
Other comprehensive income/(loss)	—	—	—	—	—	—	—	—	—	—
Non-controlling interest	—	—	—	—	—	—	—		5,764	5,764
Balance, September 30, 2021	44,162,657	$443	$906,517	$—	$(59,844)	$—	$—	$847,116	$5,764	$852,880
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income/(loss)	$(12,958)	$98,651
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Premium amortization and (discount accretion), net	$(8,780)	$(4,421)
Accretion of deferred commitment fees	(6,795)	(6,429)
Amortization of deferred financing costs	9,737	3,820
Share-based compensation	1,850	160
Realized (gain)/loss from sale of real estate owned, held for sale	—	(9,810)
Realized (gain)/loss from sale of other real estate investments	33	—
Realized (gain)/loss on extinguishment of debt	(15)	—
Realized (gain)/loss on swap terminations	(55,301)	—
Trading (gain)/loss	113,717	1,375
Unrealized (gain)/loss from commercial mortgage loans, held for sale	3,678	—
Unrealized (gain)/loss from derivative instruments	12,824	(374)
Unrealized (gain)/loss from other real estate investments	(4)	(27)
Depreciation and amortization	3,886	812
Provision/(benefit) for credit losses	30,976	(5,452)
Origination of commercial mortgage loans, held for sale, measured at fair value	(343,096)	(321,278)
Proceeds from sale of commercial mortgage loans, held for sale, measured at fair value	332,794	388,828
Changes in assets and liabilities:
Accrued interest receivable	7,336	4,593
Prepaid expenses and other assets	(4,047)	1,434
Accounts payable and accrued expenses	40,114	4,547
Due to affiliates	(1,094)	7,615
Interest payable	5,780	(1,005)
Net cash (used in)/provided by operating activities	$130,635	$163,039
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(1,964,212)	$(1,388,777)
Principal repayments received on commercial mortgage loans, held for investment	965,681	771,878
Proceeds from (purchase)/sale of other real estate investments	2,045	—
Purchase of real estate owned and capital expenditures	—	(134,052)
Proceeds from sale of real estate owned, held for sale	—	29,914
Purchase of real estate securities, available for sale	(74,998)	—
Proceeds from sale of commercial mortgage loans, held for sale	9,296	38,161
Proceeds from sale/(repayment) of real estate securities	3,731,716	178,017
Principal collateral on mortgage investments	533,852	—
Payments of derivative instruments	(1,333)	(4)
Net cash (used in)/provided by investing activities	$3,202,047	$(504,863)
Cash flows from financing activities:
Proceeds from issuances of redeemable convertible preferred stock	$—	$15,000
Payments for common stock repurchases	(11,035)	(11,417)
Borrowings on collateralized loan obligations	1,630,639	612,723
Repayments of collateralized loan obligations	(609,530)	(442,672)
Borrowings on repurchase agreements - commercial mortgage loans	1,791,951	812,528
Repayments of repurchase agreements - commercial mortgage loans	(2,112,143)	(538,712)
Borrowings on repurchase agreements - real estate securities	17,711,125	175,822

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Repayments of repurchase agreements - real estate securities	(21,552,296)	(316,118)
Proceeds from other financing and loan participation - commercial mortgage loans	15,264	6,055
Borrowings on unsecured debt	—	160,000
Repayments of unsecured debt	(50,000)	(100,000)
Borrowing on mortgage note payable	—	23,940
Payments of deferred financing costs	(15,163)	(4,497)
Cash collateral received on interest rate swaps	56,767	—
Proceeds from interest rate swap settlements	8,479	—
Distributions paid	(102,941)	(42,064)
Net cash (used in)/provided by financing activities:	$(3,238,883)	$350,588
Net change in cash, cash equivalents and restricted cash	93,799	8,764
Cash, cash equivalents and restricted cash, beginning of period	168,199	92,141
Cash, cash equivalents and restricted cash, end of period	$261,998	$100,905

Supplemental disclosures of cash flow information:
Cash payments for income taxes	$1,199	$80
Cash payments for interest	85,927	33,312

Supplemental disclosures of non - cash flow information:
Distribution payable	$36,546	$20,447
Common stock issued through distribution reinvestment plan	998	5,110
Loans transferred to commercial real estate loans, held for sale	9,296	—
Conversion of Series F Preferred Stock to Common Stock	710,431	—
Conversion of Series D Preferred Stock to Series H Preferred Stock	89,748	—

Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$216,985	$91,374
Restricted cash	45,013	9,531
Cash, cash equivalents and restricted cash, end of period	$261,998	$100,905
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans which the Company intends to sell through its TRS into commercial mortgage-backed securities ("CMBS") securitization transactions. Historically this business has focused primarily on CMBS, commercial real estate collateralized loan obligation bonds ("CRE CLO bonds"), unsecured REIT debt, collateralized debt obligations ("CDOs") and other securities. As a result of the October 2021 acquisition of Capstead Mortgage Corporation ("Capstead"), the Company acquired a portfolio of residential mortgage backed securities (“RMBS”) in the form of residential adjustable-rate mortgage pass-through securities ("ARM Agency Securities") issued and guaranteed by government-sponsored enterprises or by an agency of the federal government. Although the Company continues to hold a small portion of this portfolio it does not intend to do so long-term and intends to reinvest proceeds from this portfolio in its other businesses. The Company also owns real estate that was either acquired by the Company through foreclosure or deed in lieu of foreclosure, or that was purchased for investment, typically subject to triple net leases.
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
September 30, 2022
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
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
Amounts capitalized to real estate owned consist of the cost of acquisition or construction, any tenant improvements or major improvements, betterments that extend the useful life of the related asset, and transaction costs associated with the acquisition of an individual asset that does not qualify as a business combination. All repairs and maintenance are expensed as incurred. Additionally, the Company capitalizes interest while the development, or redevelopment, of a real estate owned asset is in progress. No development or redevelopments of real estate owned assets are in progress as of September 30, 2022.
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
September 30, 2022
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
September 30, 2022
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
4.High Risk/Delinquent/Defaulted/Potential for Loss- Underperforming investment with the potential of some interest loss but still expecting a positive return on investment. Trends and risk factors are negative.
5.Impaired/Loss Likely- Underperforming investment with expected loss of interest and some principal.
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
September 30, 2022
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
The Company has elected to not measure an allowance for credit losses for accrued interest receivable as balances are written off in a timely manner when loans, real estate securities or preferred equity investments are designated as non-performing and placed on non-accrual or cost recovery status within 90 days of becoming past due.
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
Real Estate Securities
Available For Sale
On the acquisition date, all of the Company’s commercial real estate securities were classified as available for sale ("AFS") and carried at fair value, and subsequently any unrealized gains or losses are recognized as a component of accumulated other comprehensive income or loss. The Company focuses on investing in and asset managing real estate securities. Historically this business has focused primarily on CMBS, CRE CLO bonds, unsecured REIT debt, CDO notes and other securities. Related discounts, premiums and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the Company’s consolidated statements of operations. The Company uses the specific identification method in determining the cost relief for real estate securities sold. Realized gains and losses from the sale of real estate securities are included in the Company’s consolidated statements of operations.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Trading
In the merger with Capstead, the Company acquired a portfolio of residential mortgage pass-through securities consisting primarily of ARM Agency Securities issued and guaranteed by government-sponsored enterprises, either Fannie Mae, Freddie Mac, or by an agency of the federal government, Ginnie Mae. ARM Agency Securities and are classified as "trading".
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
September 30, 2022
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
On December 17, 2021, the Company amended and restated the DRIP (the “Amended DRIP”) in recognition of the listing of the Company’s common stock on the New York Stock Exchange (“NYSE”). Shares of common stock purchased through the Amended DRIP for dividend reinvestments are supplied either directly by the Company as newly issued shares or via purchases by the DRIP administrator of shares of common stock on the open market, at the Company’s option. If the shares are purchased in the open market, the purchase price is the average price per share of shares purchased; if the shares are purchased directly from the Company, the purchase price is generally the average of the daily high and low sales prices for a share of common stock reported by the NYSE on the dividend payment date authorized by the Company’s board of directors. The Company may suspend, modify or terminate the Amended DRIP at any time in its sole discretion.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRSs, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as C corporations. For financial reporting purposes, the TRSs are consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRSs. Total income tax (benefit)/provision for the three months ended September 30, 2022 and September 30, 2021 was $0.4 million and $1.1 million, respectively.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
•The real estate securities business focuses on investing in and asset managing real estate securities. Historically this business has focused primarily on CMBS, CRE CLO bonds, unsecured REIT debt, CDO notes and other securities. As a result of the October 2021 acquisition of Capstead, the Company acquired and continues to hold a portfolio of RMBS in the form of the ARM Agency Securities. The Company has, and intends to reinvest the cash and proceeds from dividends, interest, repayments and sales of these assets into its other segments and does not intend to continue to invest in ARM Agency Securities or RMBS in general.
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
Pursuant to the terms of the Series C Preferred Stock, 400 outstanding shares of Series C Preferred Stock each converted into 299.2 shares of common stock on October 19, 2022, while 1,000 shares of Series C Preferred Stock were exchanged for an equal number of shares of the Company’s newly created Series I Convertible Preferred Stock, $0.01 par value per share (the “Series I Preferred Stock”), on October 20, 2022.
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
Series D Preferred Stock
All of the shares of the Series D Preferred Stock were exchanged for an equivalent number of shares of Series H Preferred Stock on June 24, 2022.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The Series H Preferred Stock is on parity with the Series C Preferred Stock and Series E Preferred Stock with respect to preference on liquidation and dividend rights. The terms of the Series H Preferred Stock are substantially the same as the Series C Preferred Stock, except that the holders of the Series H Preferred Stock have the option to accelerate the mandatory conversion date, which is January 23, 2022, upon at least 10 days' written notice.
Automatically Convertible Preferred Stock - Series F Preferred Stock
On April 19, 2022, all of the 39,733,299 outstanding shares of the Company’s Series F Preferred Stock automatically converted on a one-for-one basis into an equal amount of shares of Common Stock, pursuant to the terms of the Articles Supplementary of the Series F Preferred Stock. There are no shares of Series F Preferred Stock outstanding.
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally can be applied through December 31, 2022. The Company has not adopted any of the optional expedients or exceptions through September 30, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (dollars in thousands):

	September 30, 2022	December 31, 2021
Senior loans	$5,311,315	$4,204,464
Mezzanine loans	16,958	22,424
Total amortized cost of loans	5,328,273	4,226,888
General allowance for credit losses	19,195	15,827
Specific allowance for credit losses (1)	27,620	—
Less: Total Allowance for Credit Losses	46,815	15,827
Total commercial mortgage loans, held for investment, net	$5,281,458	$4,211,061
_________________________________________________________
(1) As of September 30, 2022, the Company recorded a specific reserve with respect to a retail loan designated as non-performing.
As of September 30, 2022 and December 31, 2021, the Company's total commercial mortgage loan portfolio, held for investment, was comprised of 166 and 165 loans, respectively.
Allowance for Credit Losses
The following table presents the activity in the Company's allowance for credit losses, excluding the unfunded loan commitments, as of September 30, 2022 (dollars in thousands):

	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self-Storage	Manufactured Housing	Total
December 31, 2021	$9,681	$288	$776	$86	$169	$4,597	$152	$78	$15,827
Changes:
General provision/(benefit) for credit losses	32	234	(103)	15	(108)	(807)	(110)	(47)	(894)
March 31, 2022	$9,713	$522	$673	$101	$61	$3,790	$42	$31	$14,933
Changes:
General provision/(benefit) for credit losses	4,595	(128)	(48)	(18)	(22)	(687)	(23)	(8)	3,661
Specific provision/(benefit) for credit losses	—	28,431	—	—	—	—	—	—	28,431
June 30, 2022	$14,308	$28,825	$625	$83	$39	$3,103	$19	$23	$47,025
Changes:
General provision/(benefit) for credit losses	(41)	(25)	(181)	49	6	793	(13)	13	601
Specific provision/(benefit) for credit losses	—	(811)	—	—	—	—	—	—	(811)
September 30, 2022	$14,267	$27,989	$444	$132	$45	$3,896	$6	$36	$46,815
The Company recorded an increase in its general provision for credit losses during the three and nine months ended September 30, 2022 of $0.6 million and $3.4 million, respectively. The primary driver for the higher reserve balance is the change in economic outlook since the end of the prior year.
During the nine months ended September 30, 2022, the Company identified a commercial mortgage loan, held for investment secured by a portfolio of 24 retail properties, that was assigned a risk rating of “5” due to certain conditions that negatively impacted the underlying collateral property’s cash flows. Since the loan was considered a collateral-dependent asset under GAAP, as of September 30, 2022 a specific allowance for credit losses of $27.6 million was recorded based on the difference between the Company’s estimation of the fair value of the underlying collateral property, less costs to sell, and the loan’s amortized cost basis. As of September 30, 2022, the loan has a fully funded outstanding principal balance of $109.2 million, and carrying value of $77.9 million. The significant unobservable inputs to the discounted cash flow model used to estimate the fair value of the loan included a capitalization rate, which ranged from 4.75%-6.50%.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The following table presents the activity in the Company's allowance for credit losses, for the unfunded loan commitments, as of September 30, 2022 (dollars in thousands):

	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self-Storage	Manufactured Housing	Total
December 31, 2021	$137	$1	$13	$3	$10	$79	$—	$—	$243
Changes:
General provision/(benefit) for credit losses	(32)	15	(4)	(2)	(10)	(28)	—	—	(61)
March 31, 2022	$105	$16	$9	$1	$—	$51	$—	$—	$182
Changes:
General provision/(benefit) for credit losses	443	(1)	1	(1)	—	(4)	—	—	438
June 30, 2022	$548	$15	$10	$—	$—	$47	$—	$—	$620
Changes:
General provision/(benefit) for credit losses	(403)	—	(1)	2	—	11	—	2	(389)
September 30, 2022	$145	$15	$9	$2	$—	$58	$—	$2	$231
The following tables represent the composition by loan collateral type and region of the Company's commercial mortgage loans, held for investment portfolio (dollars in thousands):

	September 30, 2022		December 31, 2021
Loan Collateral Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$3,992,990	74.7%	$2,953,938	69.6%
Hospitality	503,251	9.4%	460,884	10.9%
Office	456,866	8.6%	485,575	11.4%
Retail	172,503	3.2%	104,990	2.5%
Industrial	93,035	1.7%	88,956	2.1%
Mixed Use	52,500	1.0%	62,965	1.5%
Self Storage	44,895	0.8%	56,495	1.3%
Manufactured Housing	34,688	0.6%	29,159	0.7%
Total	$5,350,728	100.0%	$4,242,962	100.0%

	September 30, 2022		December 31, 2021
Loan Region	Par Value	Percentage	Par Value	Percentage
Southeast	$2,158,660	40.4%	$1,106,439	26.2%
Southwest	1,757,121	32.9%	1,764,905	41.6%
Mideast	781,379	14.6%	646,125	15.2%
Far West	232,734	4.3%	301,040	7.1%
Great Lakes	169,191	3.2%	183,930	4.3%
Various	109,230	2.0%	68,896	1.6%
New England	66,065	1.2%	67,651	1.6%
Rocky Mountain	43,751	0.8%	43,751	1.0%
Plains	32,597	0.6%	60,225	1.4%
Total	$5,350,728	100.0%	$4,242,962	100.0%
As of September 30, 2022 and December 31, 2021, the Company's total commercial mortgage loans, held for sale, measured at fair value were comprised of three loans and one loan, respectively. As of September 30, 2022 and December 31, 2021, the contractual principal outstanding of commercial mortgage loans, held for sale, measured at fair value was $44.5 million and $34.3 million, respectively. As of September 30, 2022 and December 31, 2021, none of the Company's commercial mortgage loans, held for sale, measured at fair value were in default or greater than ninety days past due.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The following tables represent the composition by loan collateral type and region of the Company's commercial mortgage loans, held for sale, measured at fair value (dollars in thousands):

	September 30, 2022		December 31, 2021
Loan Collateral Type	Par Value	Percentage	Par Value	Percentage
Retail	$25,000	56.1%	$—	—%
Hospitality	19,546	43.9%	—	—%
Office	—	—%	34,250	100.0%
Total	$44,546	100.0%	$34,250	100.0%

	September 30, 2022		December 31, 2021
Loan Region	Par Value	Percentage	Par Value	Percentage
Southeast	$37,996	85.3%	$34,250	100.0%
Mideast	6,550	14.7%	—	—%
Total	$44,546	100.0%	$34,250	100.0%

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Loan Credit Quality and Vintage
The following tables present the amortized cost of our commercial mortgage loans, held for investment as of September 30, 2022 and December 31, 2021, by loan collateral type, the Company’s internal risk rating and year of origination. The risk ratings are updated as of September 30, 2022.

As of September 30, 2022
	2022	2021	2020	2019	2018	2017	Total

Multifamily:
Risk Rating:
1-2 internal grade	$1,402,934	$2,276,836	$92,829	$—	$37,851	$—	$3,810,450
3-4 internal grade	—	95,036	10,852	24,058	37,025	—	166,971
Total Multifamily Loans	$1,402,934	$2,371,872	$103,681	$24,058	$74,876	$—	$3,977,421

Retail:
Risk Rating:
1-2 internal grade	$20,941	$33,870	$—	$8,203	$—	$—	$63,014
3-4 internal grade	—	—	—	—	—	—	—
5 internal grade	105,498	—	—	—	—	—	105,498
Total Retail Loans	$126,439	$33,870	$—	$8,203	$—	$—	$168,512

Office:
Risk Rating:
1-2 internal grade	$—	$50,343	$203,840	$108,152	$18,746	$—	$381,081
3-4 internal grade	—	—	36,343	25,736	12,977	—	75,056
Total Office Loans	$—	$50,343	$240,183	$133,888	$31,723	$—	$456,137

Industrial:
Risk Rating:
1-2 internal grade	$77,712	$—	$14,946	$—	$—	$—	$92,658
3-4 internal grade	—	—	—	—	—	—	—
Total Industrial Loans	$77,712	$—	$14,946	$—	$—	$—	$92,658

Mixed Use:
Risk Rating:
1-2 internal grade	$19,926	$32,446	$—	$—	$—	$—	$52,372
3-4 internal grade	—	—	—	—	—	—	—
Total Mixed Use Loans	$19,926	$32,446	$—	$—	$—	$—	$52,372

Hospitality:
Risk Rating:
1-2 internal grade	$129,645	$155,287	$26,956	$58,814	$22,195	$—	$392,897
3-4 internal grade	—	—	—	29,966	—	78,928	108,894
Total Hospitality Loans	$129,645	$155,287	$26,956	$88,780	$22,195	$78,928	$501,791

Self-Storage:
Risk Rating:
1-2 internal grade	$—	$14,976	$29,846	$—	$—	$—	$44,822
3-4 internal grade	—	—	—	—	—	—	—
Total Self-Storage Loans	$—	$14,976	$29,846	$—	$—	$—	$44,822

Manufactured Housing:
Risk Rating:
1-2 internal grade	$10,469	$6,674	$17,417	$—	$—	$—	$34,560
3-4 internal grade	—	—	—	—	—	—	—
Total Manufactured Housing Loans	$10,469	$6,674	$17,417	$—	$—	$—	$34,560

Total	$1,767,125	$2,665,468	$433,029	$254,929	$128,794	$78,928	$5,328,273

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Past Due Status
The following table presents an aging summary of the loans amortized cost basis as of September 30, 2022 (dollars in thousands):

	Multifamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self-Storage	Manufactured Housing	Total
Status:
Current	$3,977,421	$63,014	$456,137	$92,658	$52,372	$444,716	$44,822	$34,560	$5,165,700
1-29 days past due	—	—	—	—	—	—		—	—
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—	—	—
120+ days past due (1)	—	105,498	—	—	—	57,075	—	—	162,573
Total	$3,977,421	$168,512	$456,137	$92,658	$52,372	$501,791	$44,822	$34,560	$5,328,273
_________________________________________________________
(1) For the three and nine months ended September 30, 2022, there was no interest income recognized on these loans.
Non-performing Status
The following table presents the amortized cost basis of the loans on nonaccrual status as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Non-performing loan amortized cost at beginning of year, January 1	$57,075	$94,887
Addition of non-performing loan amortized cost	105,498	—
Less: Removal of non-performing loan amortized cost	—	37,812
Non-performing loan amortized cost at end of period	$162,573	$57,075
As of September 30, 2022, the Company had two loans with a total amortized cost basis of $162.6 million designated as non-performing status. One loan is for a hotel property located in New York, NY, which was placed on non-accrual status in 2019 and had an amortized cost basis of $57.1 million as of September 30, 2022. No specific allowance for credit losses has been recorded on the loan. The Company did not recognize any interest income on the non-accrual loan during the three and nine months ended September 30, 2022. The second loan relates to a commercial mortgage loan with a fully funded outstanding principal balance of $109.2 million collateralized by a portfolio of retail properties in various locations throughout the United States. The loan has been assigned a risk rating of “5” and concurrently, the Company elected to apply a practical expedient for collateral dependent assets in which the allowance for credit losses is calculated as the difference between the estimated fair value of the underlying collateral, less estimated cost to sell, and the amortized cost basis of the individual loan. As of September 30, 2022, the Company has recorded a specific allowance for credit losses of $27.6 million on this loan. Further, the Company has designated the loan as non-performing and placed the loan on cost recovery status by ceasing the recognition of interest income. Any contractual amounts received are accounted for under the cost-recovery method, until the loan qualifies for return to accrual status. As of September 30, 2022, the Company has received $6.4 million in cost recovery proceeds, which reduced the amortized cost of the loan.
As of December 31, 2021, the Company had one loan, the hotel property in New York City, with a carrying value of $57.1 million, designated as non-performing, which had no specific allowance for credit losses.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Credit Characteristics
As part of the Company's process for monitoring the credit quality of its commercial mortgage loans, excluding those held for sale, measured at fair value, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its loans. The loans are scored on a scale of 1 to 5 as follows:

Investment Rating	Summary Description
1	Very Low Risk - Investment exceeding fundamental performance expectations and/or capital gain expected. Trends and risk factors since time of investment are favorable.
2	Low Risk - Performing consistent with expectations and a full return of principal and interest expected. Trends and risk factors are neutral to favorable.
3	Average Risk - Performing investments requiring closer monitoring. Trends and risk factors show some deterioration.
4	High Risk/Defaulted/Potential For Loss - Underperforming investment with the potential of some interest loss but still expecting a positive return on investment. Trends and risk factors are negative.
5	Impaired/Loss Likely - Underperforming investment with expected loss of interest and some principal.
All commercial mortgage loans, excluding loans classified as commercial mortgage loans, held for sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2. As of September 30, 2022 and December 31, 2021, the weighted average risk rating of the loans was 2.1.
The following table represents the allocation by risk rating for the Company's commercial mortgage loans, held for investment (dollars in thousands):

September 30, 2022			December 31, 2021
Risk Rating	Number of Loans	Par Value	Risk Rating	Number of Loans	Par Value
1	—	$—	1	—	$—
2	148	4,890,312	2	148	3,903,047
3	14	244,109	3	16	282,840
4	3	107,077	4	1	57,075
5	1	109,230	5	—	—
	166	$5,350,728		165	$4,242,962
For the nine months ended September 30, 2022 and year ended December 31, 2021, the activity in the Company's commercial mortgage loans, held for investment portfolio was as follows (dollars in thousands):

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Balance at Beginning of Year	$4,211,061	$2,693,848
Acquisitions and originations	1,980,296	2,897,002
Principal repayments	(863,186)	(1,286,598)
Discount accretion/premium amortization	8,780	7,038
Loans transferred from/(to) commercial real estate loans, held for sale	(9,296)	(52,615)
Net fees capitalized into carrying value of loans	(12,803)	(15,150)
General (provision)/benefit for credit losses	(3,368)	4,770
Specific (provision)/benefit for credit losses	(27,620)	—
Cost recovery	(2,406)	—
Charge-off from allowance	—	289
Transfer to real estate owned	—	(37,523)
Balance at End of Period	$5,281,458	$4,211,061

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 4 - Real Estate Securities
Real Estate Securities Classified As Trading
The following is a summary of the Company's RMBS classified by collateral type and interest rate characteristics (dollars in thousands):

	Carrying Amount	Average Yield (1)
September 30, 2022
Agency Securities:
Fannie Mae/Freddie Mac ARMs	$252,491	2.48%

December 31, 2021
Agency Securities:
Fannie Mae/Freddie Mac ARMs	$4,246,803	2.23%
Ginnie Mae ARMs	320,068	2.72%
	$4,566,871	2.26%
________________________________________________________
(1) Average yield is presented for the period then ended, and is based on the cash component of interest income expressed as a percentage on average cost basis (the “cash yield”).
The maturity of the Company's ARM Agency Securities is directly affected by prepayments of principal on the underlying mortgage loans. Consequently actual maturities may be significantly shorter than the portfolio’s September 30, 2022 weighted average contractual maturity of 184 months.
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
No trading securities were sold during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company sold trading securities using the specific identification method for proceeds totaling $3.8 billion, respectively.
Real Estate Securities Classified As Available For Sale
The following is a summary of the Company's real estate securities, CRE CLO bonds, as of September 30, 2022 (in thousands):

September 30, 2022
Type	Interest Rate	Maturity	Par Value	Fair Value
CRE CLO bond 1	5.8%	8/19/2035	$40,000	$39,800
CRE CLO bond 2	6.3%	8/19/2035	25,000	24,875
CRE CLO bond 3	7.1%	8/19/2035	10,000	9,950
			$75,000	$74,625
The Company classified its CRE CLO bonds as available for sale and reported them at fair value in the consolidated balance sheets with changes in fair value recorded in accumulated other comprehensive income/(loss) as of September 30, 2022. The weighted average contractual maturity for CLO investments included within the CRE CLO bonds portfolio as of September 30, 2022 was 13 years. As of December 31, 2021, the Company did not hold any Real Estate Securities classified as Available for Sale.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The following table shows the amortized cost, allowance for expected credit losses, unrealized gain/(loss) and fair value of the Company's CRE CLO bonds by investment type as of September 30, 2022 (dollars in thousands):

	Amortized Cost	Credit Loss Allowance	Unrealized Gain	Unrealized Loss	Fair Value
September 30, 2022
CLOs	$74,998	$—	$—	$(373)	$74,625
As of September 30, 2022, the Company held 3 CRE CLO bonds with an amortized cost basis of $75.0 million and an unrealized loss of $0.4 million, of which no positions had an unrealized loss for a period greater than twelve months. As of September 30, 2022, the fair value of the Company's CRE CLO bonds that were in an unrealized loss position for less than twelve months, and for which an allowance for credit loss has not been recorded was $74.6 million.
Note 5 - Real Estate Owned
The following table summarizes the Company's real estate owned asset, held for investment, as of September 30, 2022 (dollars in thousands):

Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(2,301)	$88,322
The following table summarizes the Company's real estate owned asset, held for investment, as of December 31, 2021 (dollars in thousands):

Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(575)	$90,048
Depreciation expense for the three and nine months ended September 30, 2022 totaled $0.6 million and $1.7 million, respectively. Depreciation expense for the nine months ended September 30, 2021, totaled $0.4 million. There was no depreciation expense for the three months ended September 30, 2021.
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
Note 6 - Leases
Intangible Lease Asset
The following table summarizes the Company's intangible lease asset recognized in the consolidated balance sheets as of September 30, 2022 (dollars in thousands):

Acquisition Date	Property Type	Primary Location(s)	Intangible Lease Asset, Gross	Accumulated Amortization	Intangible Lease Asset, Net of Amortization
September 2021	Industrial	Jeffersonville, GA	$49,192	$(2,879)	$46,313

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The following table summarizes the Company's intangible lease asset recognized in the consolidated balance sheets as of December 31, 2021 (dollars in thousands):

Acquisition Date	Property Type	Primary Location(s)	Intangible Lease Asset, Gross	Accumulated Amortization	Intangible Lease Asset, Net of Amortization
September 2021	Industrial	Jeffersonville, GA	$49,192	$(720)	$48,472
Rental Income
On September 17, 2021, the Company, through the joint venture described in Note 5 - Real Estate Owned, purchased an industrial facility that is subject to an existing triple net lease. The minimum rental amount due under the lease is subject to annual increases of 2.0%. The initial term of the lease expires in 2038 and contains renewal options for four consecutive five-year terms. The remaining lease term is 16.1 years. Rental income for this lease totaled $2.3 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $6.9 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively. Rental income is included in Revenue from real estate owned in the consolidated statements of operations.
On October 15, 2019, the Company purchased an office building that was subject to an existing triple net lease. The minimum rental amount due under the lease was subject to annual increases of 1.5%. The initial term of the lease expires in 2037 and contained renewal options for four consecutive five-year terms. The Company sold the real estate owned asset during the three months ended September 30, 2021. Rental income for this lease for each of the three and nine months ended September 30, 2021 totaled $0.7 million and $2.1 million, respectively. Rental income is included in Revenue from real estate owned in the consolidated statements of operations.
The following table summarizes the Company's schedule of future minimum rents to be received under the lease as described above (dollars in thousands):

Future Minimum Rents	September 30, 2022
2022 (October - December)	$1,992
2023	8,046
2024	8,207
2025	8,372
2026	8,539
2027 and beyond	114,981
Total future minimum rent	$150,137
Amortization Expense
Intangible lease assets are amortized using the straight-line method over the shorter of the contractual life of the lease and 20 years. The weighted average life of the intangible asset as of September 30, 2022 is approximately 16.1 years. Amortization expense totaled $0.7 million for the three months ended September 30, 2022. There was no amortization expense incurred during the three months ended September 30, 2021. Amortization expense totaled $2.2 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense is included within Depreciation and amortization expense in the consolidated statements of operations.
The following table summarizes the Company's expected amortization for intangible assets over the next five years, assuming no further acquisitions or dispositions (dollars in thousands):

Amortization Expense	September 30, 2022
2022 (October - December)	$(720)
2023	(2,880)
2024	(2,880)
2025	(2,880)
2026	(2,880)

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
The Repo Facilities are financing sources through which the Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 65% to 75% of the principal amount of the mortgage loan being pledged.
The details of the Company's Repo Facilities as of September 30, 2022 and December 31, 2021 are as follows (dollars in thousands):

As of September 30, 2022
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility (2)	$500,000	$235,548	$6,857	5.78%	10/6/2023
CS Repo Facility (3)	600,000	265,801	5,048	5.61%	7/11/2023
WF Repo Facility (4)	500,000	40,476	6,027	5.17%	11/21/2023
Barclays Revolver Facility (5)	250,000	—	1,109	N/A	9/20/2023
Barclays Repo Facility (6)	500,000	157,583	6,102	5.19%	3/14/2025
Total	$2,350,000	$699,408	$25,143
________________________________________________________
(1) For the nine months ended September 30, 2022. Includes amortization of deferred financing costs.
(2) With one-year extension option available at the Company's discretion. On July 7, 2022, the committed financing was increased from $400 million to $500 million. Additionally, on September 29, 2022, the Company extended the maturity date to October 6, 2023
(3) On July 12, 2022, the maturity date was extended to July 11, 2023 and the committed financing was increased from $300 million to $600 million.
(4) On May 12, 2022, the committed financing amount was increased from $450 million to $500 million. There are three more one-year extension options available at the Company's discretion.
(5) The Company may increase the total commitment amount by an amount between $100 million and $150 million for three month intervals, on an unlimited basis prior to maturity.
(6) There are two one-year extension options available at the Company's discretion.

As of December 31, 2021
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility	$400,000	$136,470	$5,178	2.13%	10/6/2022
CS Repo Facility	300,000	137,364	3,446	2.43%	9/30/2022
WF Repo Facility	450,000	186,734	2,090	1.64%	11/21/2023
Barclays Revolver Facility	250,000	166,700	1,976	6.12%	9/20/2023
Barclays Repo Facility	500,000	392,332	4,057	1.76%	3/14/2025
Total	$1,900,000	$1,019,600	$16,747
________________________________________________________
(1) For the year ended December 31, 2021. Includes amortization of deferred financing costs.
The Company expects to use the advances from the Repo Facilities to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participation interests therein.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of September 30, 2022 and December 31, 2021, the Company is in compliance with all debt covenants.
Other financing and loan participation - Commercial Mortgage Loans
On March 23, 2020, the Company transferred $15.2 million of its interest in a term loan to Webster Bank (formerly Sterling National Bank) via a participation agreement. Since inception, the Company's outstanding loan increased as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The Company incurred $0.5 million and $1.0 million of interest expense on the Webster Bank term loan for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022 the outstanding participation balance was $40.7 million. The loan accrued interest at an annual rate of one-month LIBOR +2.20% and matures on February 9, 2023.
On February 10, 2022, the Company transferred $38.0 million of its interest in a term loan to a regional bank via a participation agreement. Since inception, the Company's outstanding loan increased as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The Company incurred $0.1 million and $0.2 million of interest expense on the regional bank term loan for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022 the outstanding participation balance was $12.5 million. The loan accrued interest at an annual rate of one-month SOFR + 4.01% and matures on May 1, 2025.
Mortgage Note Payable
On September 17, 2021, the Company, in connection with the consolidated joint venture (as discussed in Note 5 - Real Estate Owned), originated a $112.7 million mortgage note payable, of which $88.7 million is eliminated in consolidation (see Note 5 - Real Estate Owned). The remaining mortgage note payable of $24.0 million is recorded on the consolidated balance sheet. As of September 30, 2022, the loan accrued interest at an annual rate of 3.1% and matures on October 9, 2024.
Unsecured Debt
As of September 30, 2022, the Company had outstanding 30-year junior subordinated notes issued in 2005 and 2006 and maturing in 2035 and 2036, respectively, with a total face amount of $100.0 million. Note balances net of deferred issuance costs, and related weighted average interest rates as of the indicated dates (calculated including issuance cost amortization and adjusted for the effects of related derivatives held as cash flow hedges prior to termination) were as follows (dollars in thousands):

	As of September 30, 2022		As of December 31, 2021
	Borrowings Outstanding	Weighted Average Rate	Borrowings Outstanding	Weighted Average Rate
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,499	3.72%	$34,470	7.86%
December 2035 ($40,000 face amount)	39,503	3.49%	39,474	7.63%
September 2036 ($25,000 face amount)	24,668	3.49%	24,650	7.67%
	$98,670	3.57%	$98,594	7.72%
The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option.
Pursuant to a lending and security agreement with Security Benefit Life Insurance Company ("SBL"), which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $0.2 million and $0.7 million of interest expense on the lending agreement with SBL for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, there was no outstanding balance. As of December 31, 2021, the outstanding balance was $50.0 million.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Below is a summary of the Company's MRAs as of September 30, 2022 and December 31, 2021 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of September 30, 2022
JP Morgan Securities LLC	$48,817	$301	$57,468	3.95%	27
Goldman Sachs International	—	—	—	N/A	N/A
Barclays Capital Inc.	63,796	513	80,331	3.78%	19
Citigroup Global Markets, Inc.	—	—	—	N/A	N/A
Total/Weighted Average	$112,613	$814	$137,799	3.85%	23

As of December 31, 2021
JP Morgan Securities LLC	$19,025	$261	$24,087	1.14%	10
Goldman Sachs International	—	37	—	N/A	N/A
Barclays Capital Inc.	15,286	526	19,131	1.21%	14
Citigroup Global Markets, Inc.	—	81	—	N/A	N/A
Total/Weighted Average	$34,311	$905	$43,218	1.71%	12
________________________________________________________
(1) Includes $62.9 million and $43.2 million of CLO notes, held by the Company, which are eliminated within the real estate securities, at fair value line in the consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Repurchase agreements (and related pledged collateral, including accrued interest receivable), classified by remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Weighted Average Borrowing Rates
As of September 30, 2022
Repurchase arrangements secured by Agency securities with maturities of 30 days or less	$235,563	$528	$225,000	3.16%

As of December 31, 2021
Repurchase arrangements secured by Agency securities with maturities of 30 days or less	$4,327,020	$8,908	$4,144,473	0.13%
Average repurchase agreements outstanding were $230.0 million and $4.0 billion during the three months ended September 30, 2022 and December 31, 2021, respectively. Average repurchase agreements outstanding differed from respective quarter-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff and asset sales.
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
As of September 30, 2022 and December 31, 2021, the notes issued by BSPRT 2019-FL5 Issuer, Ltd. and BSPRT 2019-FL5 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 30 and 48 mortgage assets having a principal balance of $452.2 million and $589.0 million respectively (the "2019-FL5 Mortgage Assets"). The sale of the 2019-FL5 Mortgage Assets to BSPRT 2019-FL5 Issuer is governed by a Mortgage Asset Purchase Agreement dated as of May 30, 2019, between the Company and BSPRT 2019-FL5 Issuer.
As of September 30, 2022 and December 31, 2021, the notes issued by BSPRT 2021-FL6 Issuer, Ltd. and BSPRT 2021-FL6 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 58 and 44 mortgage assets having a principal balance of $695.8 million and $682.3 million respectively (the "2021-FL6 Mortgage Assets"). The sale of the 2021-FL6 Mortgage Assets to BSPRT 2021-FL6 Issuer, Ltd. is governed by a Collateral Interest Purchase Agreement dated as of March 25, 2021, between the Company and BSPRT 2021-FL6 Issuer, Ltd.
As of September 30, 2022 and December 31, 2021, the notes issued by BSPRT 2021-FL7 Issuer, Ltd. and BSPRT 2021-FL7 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 38 and 47 mortgage assets having a principal balance of $859.6 million and $871.4 million respectively (the "2021-FL7 Mortgage Assets"). The sale of the 2021-FL7 Mortgage Assets to BSPRT 2021-FL7 Issuer, Ltd. is governed by a Collateral Interest Purchase Agreement dated as of March 25, 2021, between the Company and BSPRT 2021-FL7 Issuer, Ltd.
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
As of September 30, 2022, the notes issued by BSPRT 2022-FL8 Issuer, Ltd. and BSPRT 2022-FL8 Co-Issuer, LLC, are collateralized by interests in a pool of 31 mortgage assets having a principal balance of $1.2 billion (the "2022-FL8 Mortgage Assets"). The sale of the 2022-FL8 Mortgage Assets to BSPRT 2022-FL8 Issuer, Ltd. is governed by a Collateral Interest Purchase Agreement dated as of December 21, 2021, between the Company and BSPRT 2022-FL8 Issuer, Ltd.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
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
As of September 30, 2022, the notes issued by BSPRT 2022-FL9 Issuer, LLC are collateralized by interests in a pool of 34 mortgage assets having a principal balance of $767.8 million (the "2022-FL9 Mortgage Assets"). The sale of the 2022-FL9 Mortgage Assets to BSPRT 2022-FL9 Issuer, LLC is governed by a Collateral Interest Purchase Agreement, dated as of June 29, 2022, by and among FBRT Sub REIT, BSPRT 2022-FL9 Issuer, LLC, the OP, and BSPRT 2022-FL9 Seller, LLC.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The Company, through its wholly-owned subsidiaries, holds the preferred equity tranches of the above CLOs of approximately $401.8 million and $329.2 million as of September 30, 2022 and December 31, 2021, respectively. The following table represents the terms of the notes issued by 2019-FL5 Issuer 2021-FL6 Issuer, 2021-FL7 Issuer, 2022-FL8 Issuer and 2022-FL9 Issuer (the "CLOs"), respectively, as of September 30, 2022 (dollars in thousands):

CLO Facility	Tranche	Par Value Issued	Par Value Outstanding (1)	Interest Rate	Maturity Date
2019-FL5 Issuer	Tranche A	$407,025	$49,645	1M LIBOR + 115	5/15/2029
2019-FL5 Issuer	Tranche A-S	76,950	76,950	1M LIBOR + 148	5/15/2029
2019-FL5 Issuer	Tranche B	50,000	50,000	1M LIBOR + 140	5/15/2029
2019-FL5 Issuer	Tranche C	61,374	61,374	1M LIBOR + 200	5/15/2029
2019-FL5 Issuer	Tranche D	48,600	5,000	1M LIBOR + 240	5/15/2029
2019-FL5 Issuer	Tranche E	20,250	20,250	1M LIBOR + 285	5/15/2029
2021-FL6 Issuer	Tranche A	367,500	367,500	1M LIBOR + 110	3/15/2036
2021-FL6 Issuer	Tranche A-S	86,625	86,625	1M LIBOR + 130	3/15/2036
2021-FL6 Issuer	Tranche B	33,250	33,250	1M LIBOR + 160	3/15/2036
2021-FL6 Issuer	Tranche C	41,125	41,125	1M LIBOR + 205	3/15/2036
2021-FL6 Issuer	Tranche D	44,625	44,625	1M LIBOR + 300	3/15/2036
2021-FL6 Issuer	Tranche E	11,375	11,375	1M LIBOR + 350	3/15/2036
2021-FL7 Issuer	Tranche A	508,500	508,500	1M LIBOR + 132	12/21/2038
2021-FL7 Issuer	Tranche A-S	13,500	13,500	1M LIBOR + 165	12/21/2038
2021-FL7 Issuer	Tranche B	52,875	52,875	1M LIBOR + 205	12/21/2038
2021-FL7 Issuer	Tranche C	66,375	66,375	1M LIBOR + 230	12/21/2038
2021-FL7 Issuer	Tranche D	67,500	67,500	1M LIBOR + 275	12/21/2038
2021-FL7 Issuer	Tranche E	13,500	13,500	1M LIBOR + 340	12/21/2038
2022-FL8 Issuer	Tranche A	690,000	690,000	1M LIBOR + 150	2/15/2037
2022-FL8 Issuer	Tranche A-S	66,000	66,000	1M LIBOR + 185	2/15/2037
2022-FL8 Issuer	Tranche B	55,500	55,500	1M LIBOR + 205	2/15/2037
2022-FL8 Issuer	Tranche C	67,500	67,500	1M LIBOR + 230	2/15/2037
2022-FL8 Issuer	Tranche D	81,000	81,000	1M LIBOR + 350	2/15/2037
2022-FL9 Issuer	Tranche A	423,667	423,667	1M LIBOR + 255	5/15/2039
2022-FL9 Issuer	Tranche A-S	96,380	96,380	1M LIBOR + 310	5/15/2039
2022-FL9 Issuer	Tranche B	42,166	42,166	1M LIBOR + 360	5/15/2039
2022-FL9 Issuer	Tranche C	48,189	48,189	1M LIBOR + 415	5/15/2039
2022-FL9 Issuer	Tranche D	49,194	49,194	1M LIBOR + 505	5/15/2039
2022-FL9 Issuer	Tranche E	11,041	11,041	1M LIBOR + 565	5/15/2039
		$3,601,586	$3,200,606
________________________________________________________
(1) Excludes $453.4 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligations line in the consolidated balance sheet as of September 30, 2022.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The below table reflects the total assets and liabilities of the Company's outstanding CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of September 30, 2022 and December 31, 2021 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE. The VIE's are non-recourse to the Company.

Assets (dollars in thousands)	September 30, 2022	December 31, 2021
Cash (1)	$87,747	$187,668
Commercial mortgage loans, held for investment, net (2)	3,954,397	2,629,431
Accrued interest receivable	11,253	5,918
Total Assets	$4,053,397	$2,823,017

Liabilities (dollars in thousands)
Notes payable (3)(4)	$3,634,459	$2,482,762
Accrued interest payable	8,357	1,598
Total Liabilities	$3,642,816	$2,484,360
________________________________________________________
(1) Includes $86.9 million and $187.0 million of cash held by the servicer related to CLO loans as of September 30, 2022 and December 31, 2021, respectively.
(2) The balance is presented net of allowance for credit losses of $7.4 million and $8.7 million as of September 30, 2022 and December 31, 2021, respectively.
(3) Includes $453.4 million and $320.6 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligations line of the consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.
(4) The balance is presented net of deferred financing cost and discount of $19.5 million and $17.3 million as of September 30, 2022 and December 31, 2021, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 8 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income/(loss) is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and September 30, 2021 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net income/(loss)	$35,258	$38,495	$(12,958)	$98,651
Less: Preferred stock dividends	6,899	4,804	34,865	12,040
Less: Undistributed earnings allocated to preferred stock	—	4,201	—	10,706
Net income/(loss) attributable to common stockholders (basic and diluted earnings per share)	$28,359	$29,490	$(47,823)	$75,905

Denominator
Weighted-average common shares outstanding for basic earnings per share	83,665,250	44,185,241	67,965,397	44,245,733
Effect of dilutive shares (1):
Unvested restricted shares	—	15,323	—	15,737
Weighted-average common shares outstanding for diluted earnings per share	83,665,250	44,200,564	67,965,397	44,261,470

Basic earnings per share	$0.34	$0.67	$(0.70)	$1.72
Diluted earnings per share	$0.34	$0.67	$(0.70)	$1.71
_______________________
(1) The effect of dilutive shares excluded an aggregate of 516,830 and 465,237 weighted average restricted stock units for the three and nine months ended September 30, 2022, respectively, as their effect was anti-dilutive. Additionally, the effect of dilutive shares excluded an aggregate of 5,789,378 and 21,508,045 weighted average common equivalent of convertible preferred shares for the three and nine months ended September 30, 2022, respectively, as the effect was anti-dilutive.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 9 - Equity Transactions
The following table presents the summary of the Company's outstanding shares of Common Stock and Preferred Stock as of September 30, 2022 and December 31, 2021 (dollars in thousands, except share amounts):

	Balance as of		Shares Outstanding as of		Third Quarter Dividend/Distribution Per Share (6)
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Common Stock - at par value (1)(2)	$830	$441	83,362,351	43,965,928	$0.355
Redeemable Convertible Preferred Stock
Series C Preferred Stock (3)	$6,976	$6,971	1,400	1,400	$106.22
Series D Preferred Stock (4)	$—	$89,684	—	17,950	n/a
Series H Preferred Stock (4)	$89,748	$—	17,950	—	$106.22
Perpetual Preferred Stock
Series E Preferred Stock	$258,742	$258,742	10,329,039	10,329,039	$0.46875
Automatically Convertible Preferred Stock
Series F Preferred Stock (5)	$—	$710,431	—	39,733,299	n/a
_________________________________________________________
(1) Common Stock shares include shares issued pursuant to the Company's distribution reinvestment plan (the "DRIP") and unvested restricted shares.
(2) During the nine months ended September 30, 2022, the Company repurchased 931,053 shares of Common Stock at an average price of $11.85 per share, for a total of $11.0 million. All of these shares were retired upon settlement, reducing the total outstanding shares as of September 30, 2022. See discussion in the "Stock Repurchases" section below.
(3) On October 19, 2022, 400 shares of the Company's Series C Preferred Stock each automatically converted into 299.2 shares of Common Stock, pursuant to the terms of the Series C Preferred Stock, resulting in the issuance of 119,538 shares of Common Stock. The remaining 1,000 outstanding shares of Series C Preferred Stock were exchanged by the holder for an equal number of the Company's newly created Series I Preferred Stock.
(4) 17,950 shares of Series D Preferred Stock were issued in March 2021, all of which were exchanged for an equal number of shares of Series H Preferred Stock in June 2022.
(5) On April 19, 2022, all of the 39,733,299 outstanding shares of the Company’s Series F Preferred Stock automatically converted on a one-for-one basis into an equal amount of shares of Common Stock, pursuant to the terms of the Articles Supplementary of the Series F Preferred Stock.
(6) As declared by the Company's board of directors.
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
Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distribution payments are not assured. Dividends on the Company’s outstanding shares of preferred stock, to the extent not declared by the board of directors quarterly, will accrue, and dividends may not be paid on the Company's common stock to the extent there are accrued and unpaid dividends on the preferred stock. The amount of dividends paid on the Company’s Series C Preferred Stock and Series H Preferred Stock are generally in an amount equal to the dividends a holder of such preferred stock would have received if the preferred stock had been converted into common stock in accordance with its terms, except when the amount of common stock dividends are below the threshold stated in the terms of such preferred stock.
The Company distributed $58.1 million of common stock dividends during the nine months ended September 30, 2022, comprised of $57.0 million in cash and $1.1 million in shares of common stock issued under the DRIP. The Company distributed $36.5 million of common stock dividends during the nine months ended September 30, 2021, comprised of $31.4 million in cash and $5.1 million in shares of common stock issued under the DRIP.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
As of September 30, 2022 and December 31, 2021, the Company had declared but unpaid common stock distributions of $29.6 million and $12.5 million, respectively, declared but unpaid Series C Preferred Stock distributions of $0.2 million and $0.1 million, respectively, and $4.8 million of declared but unpaid Series E Preferred Stock distributions. Additionally, as of September 30, 2022 the Company had declared but unpaid Series H Preferred stock distributions of $1.9 million. As of December 31, 2021, the Company had $1.5 million of declared but unpaid Series D Preferred Stock distributions and $11.3 million of declared but unpaid Series F Preferred Stock distributions. These amounts are included in Distributions payable on the Company’s consolidated balance sheets.
Preferred Stock
The following tables present the activity in the Company's Series C Preferred Stock for the nine-month periods ended September 30, 2022 and 2021 (dollars in thousands, except share amounts):

	For the Nine Months Ended
	September 30, 2022		September 30, 2021
	Shares	Amount	Shares	Amount
Balance at Beginning of Period	1,400	$6,971	1,400	$6,962
Amortization of offering costs	—	5	—	7
Balance at End of Period	1,400	$6,976	1,400	$6,969
The following table presents the activity in the Company's Series D Preferred Stock for the nine-month periods ended September 30, 2022 and 2021 (dollars in thousands, except share amounts):

	For the Nine Months Ended
	September 30, 2022		September 30, 2021
	Shares	Amount	Shares	Amount
Balance at Beginning of Period	17,950	$89,684	—	$—
Issuance of Preferred Stock	—	—	17,950	89,748
Exchanged for Series H Preferred Stock	(17,950)	(89,748)	—	—
Offering costs	—	—	—	(83)
Amortization of offering costs	—	64	—	12
Balance at End of Period	—	$—	17,950	$89,677
The following table presents the activity in the Company's Series E Preferred Stock for the nine-month period ended September 30, 2022 (dollars in thousands, except share amounts):

	For the Nine Months Ended
	September 30, 2022		September 30, 2021
	Shares	Amount	Shares	Amount
Balance at Beginning of Period	10,329,039	$258,742	—	$—
Balance at End of Period	10,329,039	$258,742	—	$—
The following table presents the activity in the Company's Series F Preferred Stock for the nine-month period ended September 30, 2022 (dollars in thousands, except share amounts):

	For the Nine Months Ended
	September 30, 2022		September 30, 2021
	Shares	Amount	Shares	Amount
Balance at Beginning of Period	39,733,299	$710,431	—	$—
Automatically converted into Common Stock	(39,733,299)	(710,431)	—	—
Balance at End of Period	—	$—	—	$—

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The following table presents the activity in the Company's Series H Preferred Stock for the nine-month period ended September 30, 2022 (dollars in thousands, except share amounts):

	For the Nine Months Ended
	September 30, 2022		September 30, 2021
	Shares	Amount	Shares	Amount
Balance at Beginning of Period	—	$—	—	$—
Issuance of Series H Preferred Stock in exchange for Series D Preferred Stock	17,950	89,748	—	—
Balance at End of Period	17,950	$89,748	—	$—
Stock Repurchases
The Company’s board of directors has authorized a $65 million share repurchase program of the Company’s common stock. The Company’s share repurchase program authorizes share repurchases at prices below the most recently reported book value per share as determined in accordance with GAAP. Purchases made under the program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any purchases by the Company will be determined by the Company in its reasonable business judgment and consistent with the exercise of its legal duties and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company share repurchase program will remain open until at least December 31, 2023 or until the capital committed to the applicable repurchase program has been exhausted, whichever is sooner. Repurchases under the Company’s share repurchase program may be suspended from time to time at the Company’s discretion without prior notice.
The following table is a summary of the Company’s repurchase activity of its common stock during the three and nine months ended September 30, 2022:

	For the Three and Nine Months Ended September 30, 2022
	Shares	Amount (2)
Authorized repurchase amount (1)	—	$65,000
Repurchases paid	774,653	(9,359)
Repurchases unsettled (3)	156,400	(1,677)
Remaining as of September 30, 2022		$53,964
_________________________________________________________
(1)Amount includes commissions paid associated with share repurchases.
(2) For the period ended September 30, 2022, the average purchase price was $11.85 per share.
(3) Represents repurchases for which an order had been placed before the end of the quarter but had not yet settled by September 30, 2022.
As of September 30, 2022, the Company had $54.0 million remaining under the share repurchase program.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Accumulated Other Comprehensive Income/(Loss)
The following tables set forth the changes in accumulated other comprehensive income/(loss) by component.

(dollars in thousands)	Total	Available for Sale Securities	Cash Flow Hedges
For the Three Months Ended September 30, 2022:
Balance as of June 30, 2022	$—	$—	$—
Other comprehensive (loss) income	(373)	(373)	—
Balance as of September 30, 2022	$(373)	$(373)	$—

For the Three Months Ended September 30, 2021:
Balance as of June 30, 2021	$—	$—	$—
Other comprehensive (loss) income	—	—	—
Balance as of September 30, 2021	$—	$—	$—

For the Nine Months Ended September 30, 2022:
Balance as of December 31, 2021	$(62)	$—	$(62)
Other comprehensive (loss) income	(593)	(373)	(220)
Reclassification adjustment for amounts included in net income/(loss)	282	—	282
Balance as of September 30, 2022	$(373)	$(373)	$—

For the Nine Months Ended September 30, 2021:
Balance as of December 31, 2020	$(8,256)	$(8,256)	$—
Other comprehensive (loss) income	8,256	8,256	—
Balance as of September 30, 2021	$—	$—	$—
Note 10 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of September 30, 2022 and December 31, 2021, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	September 30, 2022	December 31, 2021
2022	$8,000	$25,864
2023	90,093	123,860
2024	359,735	271,056
2025 and beyond	74,755	37,325
	$532,583	$458,105
The borrowers are generally required to meet or maintain certain metrics in order to qualify for the unfunded commitment amounts.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three and nine months ended September 30, 2022 and 2021 and the associated payable as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2022	2021	2022	2021	September 30, 2022	December 31, 2021
Acquisition expenses (1)	$362	$690	$996	$1,012	$373	$—
Administrative services expenses	3,001	2,980	9,402	9,532	3,001	—
Asset management and subordinated performance fee	6,430	8,265	19,776	19,682	11,353	15,595
Other related party expenses (2)(3)	226	146	706	182	1,717	1,943
Total related party fees and reimbursements	$10,019	$12,081	$30,880	$30,408	$16,444	$17,538
_________________________________________________________
(1) Total acquisition expenses paid during the three months ended September 30, 2022 and 2021 were $2.5 million and $2.9 million, respectively, of which $2.1 million and $2.2 million were capitalized within the commercial mortgage loans, held for investment and real estate securities, available for sale, measured at fair value lines of the consolidated balance sheets. Total acquisition expenses paid during the nine months ended September 30, 2022 and 2021 were $9.7 million and $7.5 million, respectively, of which $8.7 million and $6.5 million were capitalized within the commercial mortgage loans, held for investment and real estate securities, available for sale, measured at fair value lines of the consolidated balance sheets.
(2) These are related to reimbursable costs incurred related to the increase in loan origination activities and are included in Other expenses in the Company's consolidated statements of operations.
(3) As of September 30, 2022 and December 31, 2021, the related party payables include $1.7 million and $1.9 million of payments made by the Advisor to third party vendors on behalf of the Company.
The payables as of September 30, 2022 and December 31, 2021, in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
Other Transactions
Pursuant to a lending and security agreement with SBL, which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $0.2 million and $0.7 million in interest expense on the lending agreement with SBL for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022 there were no amounts outstanding under the lending agreement. As of December 31, 2021 the outstanding balance was $50.0 million.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
As of the beginning of 2022, SBL held 17,950 shares of the Company's outstanding shares of Series D Preferred Stock. On June 24, 2022, all 17,950 outstanding shares of Series D Preferred Stock were exchanged for an equal amount of shares of Series H Preferred Stock for no consideration (see Note 2 - Summary of Significant Accounting Policies).
In August 2021 the Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, Jeffersonville Member, LLC (the "Jeffersonville JV") to acquire a $139.5 million triple net lease property in Jeffersonville, GA. The Company has a 79% interest in the Jeffersonville JV, while the affiliate has a 21% interest. The Company invested a total of $109.8 million, made up of $88.7 million in debt and $21.1 million in equity, representing 79% of the ownership interest in the Jeffersonville JV. The affiliate made up the remaining $29.8 million composed of a $24.0 million mortgage note payable and $5.7 million in equity. The Company has control of Jeffersonville JV with 79% ownership and, therefore, consolidates Jeffersonville JV on its consolidated balance sheets. The Company's $88.7 million mortgage note payable to Jeffersonville JV is eliminated in consolidation (see Note 7 - Debt).
As discussed below, in the first quarter of 2022, pursuant to the 2021 Incentive Plan, the Company issued awards of restricted stock units to its officers and certain other personnel of the Advisor who provide services to the Company under the Advisory Agreement (see Note 12 - Share-based Compensation).
As of September 30, 2022, our commercial mortgage loans, held for investment, includes an aggregate of $122.5 million carrying value of loans to affiliates of our Advisor. The Company recognized $1.6 million and $3.4 million of interest income from these loans for the three and nine months ended September 30, 2022, respectively, in the Company’s consolidated statements of operations.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
Under the Company's 2021 Incentive Plan, as of September 30, 2022, there were 5,007,893 shares of common stock remaining available for issuance. The Board may amend, suspend or terminate the 2021 Incentive Plan at any time; provided that no amendment, suspension or termination may impair rights or obligations under any outstanding award without the participant’s consent or violate the 2021 Incentive Plan’s prohibition on repricing.
Service-based Restricted Stock and Restricted Stock Units
During the nine months ended September 30, 2022, in accordance with the Company's RSP, the Company issued awards of     restricted stock to its non-employee directors, and in accordance with the 2021 Incentive Plan, the Company issued awards of RSUs to its officers and certain other personnel of the Advisor who provide services to the Company under the Advisory Agreement.
Restricted Stock and RSU activity issued under the RSP and 2021 Incentive Plan for the nine months ended September 30, 2022 is summarized below:

	Shares Outstanding
	RSP	2021 Incentive Plan	Weighted Average Grant Date Fair Value
Unvested equity awards outstanding as of December 31, 2021	11,184	—	$17.88
Grants	28,245	492,107	14.05
Forfeitures	—	—	—
Vested	(18,393)	—	16.14
Unvested equity awards outstanding as of September 30, 2022	21,036	492,107	$14.06
During the three and nine months ended September 30, 2022, the Company recognized compensation expense associated with the equity awards of $0.7 and $1.9 million, respectively, which is included in Other expenses on the consolidated statements of operations. Unrecognized estimated compensation expense for these awards totaled $6.4 million as of September 30, 2022, to be expensed over a weighted average period of 1.6 years.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
Financial Instruments Measured at Fair Value on a Recurring Basis
CRE CLO bonds, recorded in real estate securities, available for sale, measured at fair value on the consolidated balance sheets are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, and recent trades of similar real estate securities. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. The Company utilizes a third party pricing service to obtain a current estimated liquid price of the securities, resulting in a Level II classification.
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
September 30, 2022
(Unaudited)
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no material transfers between levels within the fair value hierarchy for the periods ended September 30, 2022 and December 31, 2021.
The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	Total	Level I	Level II	Level III
September 30, 2022
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$74,625	$—	$74,625	$—
Real estate securities, trading, measured at fair value	252,491	—	$252,491	$—
Commercial mortgage loans, held for sale, measured at fair value	41,342	—	—	41,342
Derivatives instruments, measured at fair value:
Credit default swaps	—	—	—	—
Interest rate swaps	3,546	—	3,546	—
Total assets, at fair value	$372,004	$—	$330,662	$41,342

Liabilities, at fair value
Derivatives instruments, measured at fair value:
Interest rate swaps	$8	$—	$8	$—
Credit default swaps	$4	$—	$4	$—
Total liabilities, at fair value	$12	$—	$12	$—

December 31, 2021
Assets, at fair value
Real estate securities, trading, measured at fair value	$4,566,871	$—	$4,566,871	$—
Commercial mortgage loans, held for sale, measured at fair value	34,718	—	—	34,718
Other real estate investments, measured at fair value	2,074	—	—	2,074
Derivatives instruments, measured at fair value:
Interest rate swaps	312	—	312	—
Treasury note futures	124	—	124	—
Total assets, at fair value	$4,604,099	$—	$4,567,307	$36,792

Liabilities, at fair value
Derivatives instruments, measured at fair value:
Credit default swaps	$1,142	$—	$1,142	$—
Unsecured debt-related interest rate swap agreements	31,153	—	31,153	—
Total liabilities, at fair value	$32,295	$—	$32,295	$—

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The following table contains the Level 3 inputs used to value assets and liabilities on a recurring and nonrecurring basis or where the Company discloses fair value as of September 30, 2022:

Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
September 30, 2022
Commercial mortgage loans, held for sale, measured at fair value	$41,342	Discounted Cash Flow	Yield	3.4%	3.1% - 7.3%

December 31, 2021
Commercial mortgage loans, held for sale, measured at fair value	$34,718	Discounted Cash Flow	Yield	3.4%	3.2% - 4.2%
Other real estate investments, measured at fair value	2,074	Discounted Cash Flow	Yield	10.9%	9.9% - 11.9%
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets. The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	September 30, 2022
	Commercial Mortgage Loans, held for sale, measured at fair value	Other Real Estate Investments, measured at fair value
Beginning balance, January 1, 2022	$34,718	$2,074
Transfers into Level III (1)	—	—
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loans, held for sale, and other real estate investments	4,838	(33)
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	(3,678)	4
Net accretion	—	—
Purchases	343,096	—
Sales / paydowns	(337,632)	(2,045)
Transfers out of Level III (1)	—	—
Ending Balance, September 30, 2022	$41,342	$—

	December 31, 2021
	Commercial Mortgage Loans, held for sale, measured at fair value	Other Real Estate Investments, measured at fair value
Beginning balance, January 1, 2021	$67,649	$2,522
Transfers into Level III (1)	—	—
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loans, held for sale	24,208	—
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	469	(19)
Net accretion	—	(3)
Purchases	420,673	—
Sales / paydowns	(478,281)	(426)
Transfers out of Level III (1)	—	—
Ending Balance, December 31, 2021	$34,718	$2,074
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
September 30, 2022
(Unaudited)
Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans, held for investment and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of September 30, 2022 and December 31, 2021 (dollars in thousands):

			September 30, 2022		December 31, 2021
		Level	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Commercial mortgage loans, held for investment	Asset	III	$5,328,273	$5,331,258	$4,226,888	$4,249,118
Collateralized loan obligations	Liability	III	3,174,530	3,097,531	2,162,190	2,181,571
Mortgage note payable	Liability	III	23,998	23,998	23,998	23,998
Other financing and loan participation - commercial mortgage loans	Liability	III	53,167	53,167	37,903	37,903
Unsecured debt	Liability	III	98,670	73,700	148,594	125,400
________________________________________________________
(1) The carrying value is gross of $46.8 million and $15.8 million of allowance for credit losses as of September 30, 2022 and December 31, 2021, respectively.
The fair value of the commercial mortgage loans, held for investment is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The Company estimates the fair value of the collateralized loan obligations using external broker quotes. The fair value of the other financing and loan participation-commercial mortgage loans is generally estimated using a discounted cash flow analysis. As of September 30, 2022, the Mortgage note payable was recorded at transaction proceeds, which are considered to be the best initial estimate of fair value. The fair value of the unsecured debt is based on discounted cash flows using Company estimates for market yields on similarly structured debt instruments.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 14 - Derivative Instruments
The Company uses derivative instruments primarily to manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.
As of September 30, 2022, the net premiums received on derivative instrument assets were $0.5 million.
The following derivative instruments were outstanding as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022			December 31, 2021
		Fair Value			Fair Value
Contract type	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Credit default swaps	$44,750	$710	$4	$47,000	$—	$1,142
Interest rate swaps (1)	37,000	2,836	8	3,649,500	312	—
Interest rate swaps on unsecured debt	—	—	—	100,000	—	31,153
Treasury note futures	—	—	—	360	124	—
Total	$81,750	$3,546	$12	$3,796,860	$436	$32,295
________________________________________________________
(1) As of September 30, 2022, asset vs. liability notional breakout for interest rate swaps assets was $35.2 million and $1.8 million, respectively.
The following table indicates the net realized and unrealized gains and losses on derivatives, by primary underlying risk exposure, as included in loss on derivative instruments in the consolidated statements of operations for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss	Unrealized (Gain)/Loss	Realized (Gain)/Loss
Credit default swaps	$40	$254	$(111)	$32
Interest rate swaps	(1,606)	1,370	(1,282)	1,692
Treasury note futures	—	—	(35)	145
Options	—	—	—	33
Total	$(1,566)	$1,624	$(1,428)	$1,902

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss	Unrealized (Gain)/Loss	Realized (Gain)/Loss
Credit default swaps	$(515)	$301	$(289)	$675
Interest rate swaps	13,215	(56,961)	22	414
Treasury note futures	124	(939)	(107)	(1,479)
Options	—	—	—	33
Total	$12,824	$(57,599)	$(374)	$(357)
The Company did not hold any unsecured-debt related swaps at quarter-end September 30, 2022.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The Company did not trade any new ARM portfolio-related swaps during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company traded swap agreements with notional amounts totaling $1.3 billion, respectively, requiring fixed-rate interest payments averaging 1.36%. During the three and nine months ended September 30, 2022, the Company terminated $100 million and $5.5 billion notional amount of derivatives related to the ARM portfolio, respectively, requiring fixed-rate interest payments averaging 3.08% and 0.62%. As of September 30, 2022, the Company did not hold any trading securities portfolio financing-related swap positions.
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
The fair value of exchange-traded swap agreements hedging repurchase agreements is calculated including accrued interest and net of variation margin amounts received or paid through the exchange, resulting in separately presenting on the balance sheet a fair value amount representing the unsettled fair value of these derivatives. Non-exchange traded swap agreements held as cash flow hedges of unsecured debt are reported at fair value calculated excluding accrued interest. As of September 30, 2022, cash collateral receivable from derivative counterparties includes initial margin for all derivatives and variation margin for non-exchange traded derivatives. Accrued interest for non-exchange traded swap agreements is included in accounts payable and accrued expenses in the Company's consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
Note 15 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's derivative instruments and repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	Gross Amounts of	Gross Amounts Offset on the	Net Amount of Assets Presented on the	Gross Amounts Not Offset on the Balance Sheet
Assets	Recognized Assets	Balance Sheet	Balance Sheet	Financial Instruments	Cash Collateral (1)	Net Amount
September 30, 2022
Derivative instruments, at fair value	$3,546	$—	$3,546	$—	$—	$3,546
December 31, 2021
Derivative instruments, at fair value	$436	$—	$436	$—	$—	$436

	Gross Amounts of	Gross Amounts Offset on the	Net Amount of Liabilities Presented on the	Gross Amounts Not Offset on the Balance Sheet
Liabilities	Recognized Liabilities	Balance Sheet	Balance Sheet	Financial Instruments	Cash Collateral (1)	Net Amount
September 30, 2022
Repurchase agreements - commercial mortgage loans	$699,408	$—	$699,408	$707,900	$5,010	$—
Repurchase agreements - real estate securities	337,613	—	337,613	373,363	—	—
Derivative instruments, at fair value	12	—	12	—	68	—
December 31, 2021
Repurchase agreements - commercial mortgage loans	$1,019,600	$—	$1,019,600	$1,460,317	$5,015	$—
Repurchase agreements - real estate securities	4,178,784	—	4,178,784	4,370,239	—	—
Derivative instruments, at fair value	32,295	—	32,295	—	64,393	—
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
•The real estate securities business focuses on investing in and asset managing real estate securities. Historically this business has focused primarily on CMBS, CRE CLO bonds, unsecured REIT debt, CDO notes and other securities. As a result of the October 2021 acquisition of Capstead, the Company acquired a portfolio of ARM Agency Securities.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)
The following table represents the Company's operations by segment for the three and nine months ended September 30, 2022 and September 30, 2021 (dollars in thousands):

Three Months Ended September 30, 2022	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$94,131	$91,097	$1,648	$1,386	$—
Revenue from real estate owned	2,312	—	—	—	2,312
Interest expense	46,157	43,260	1,779	786	332
Net income/(loss)	35,258	35,778	(3,309)	2,107	682
Total assets as of September 30, 2022	6,178,121	5,551,679	398,684	87,825	139,933
Three Months Ended September 30, 2021
Interest income	$47,747	$47,166	$—	$581	$—
Revenue from real estate owned	1,015	—	—	—	1,015
Interest expense	11,988	11,263	148	232	345
Net income/(loss)	38,495	25,056	(148)	3,984	9,603
Total assets as of December 31, 2021	9,474,701	4,205,883	5,054,394	72,840	141,584

Nine Months Ended September 30, 2022	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$239,602	$209,585	$25,424	$4,593	$—
Revenue from real estate owned	6,936	—	—	—	6,936
Interest expense	101,444	92,704	6,853	1,123	764
Net income/(loss)	(12,958)	46,306	(63,533)	1,995	2,274
Total assets as of September 30, 2022	6,178,121	5,551,679	398,684	87,825	139,933
Nine Months Ended September 30, 2021
Interest income	$138,969	$135,945	$461	$2,563	$—
Revenue from real estate owned	2,447	—	—	—	2,447
Interest expense	35,994	34,887	(720)	812	1,014
Net income/(loss)	98,651	74,745	(196)	13,434	10,667
Total assets as of December 31, 2021	9,474,701	4,205,883	5,054,394	72,840	141,584
For the purposes of the table above, management fees have been allocated to the business segments using an agreed upon percentage of each respective segment's prior period equity. Administrative fees have been allocated to the business segments using a percentage derived from taking the respective business segment's prior period equity as a percent of consolidated equity and multiplying it by the Company's total administrative fee.
Note 17 - Subsequent Events
Subsequent to the quarter ended September 30, 2022, the following events took place:
Realization on Collateral - On September 6, 2018, the Company originated a $17.9 million committed first mortgage collateralized by an office property in St. Louis, MO. As of September 30, 2022, $13.0 million was outstanding and the loan was in maturity default. On October 7, 2022, the Company took ownership of the property through a voluntary conveyance from the borrower, subject to the loan from the Company. The Company intends to sell the office property and is currently evaluating the impact of this transaction on our consolidated financial statements in the fourth quarter of 2022.
Foreclosure - We are engaged in ongoing litigation relating to a loan secured by 24 Walgreens properties located throughout the United States, as more fully described in Part II, Item 1 "Legal Proceedings". Subsequent to the end of the quarter, we foreclosed on and took ownership of a total of seven properties. The Company is currently evaluating the impact of this transaction on our consolidated financial statements in the fourth quarter of 2022.

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
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans which the Company intends to sell through its TRS into commercial mortgage-backed securities ("CMBS") securitization transactions at a profit. Historically this business has focused primarily on CMBS, CRE CLO bonds, unsecured REIT debt, collateralized debt obligations ("CDOs") and other securities. As a result of the October 2021 acquisition of Capstead Mortgage Corporation (“Capstead”), the Company acquired and continues to hold a portfolio of residential mortgage backed securities (“RMBS”) in the form of residential adjustable-rate mortgage pass-through securities (“ARM Agency Securities”) issued and guaranteed by government-sponsored enterprises or by an agency of the federal government. The Company also owns real estate which it acquires through foreclosure and deed in lieu of foreclosure, and which it purchases for investment, typically subject to triple net leases.

Book Value Per Share
The following table calculates our book value per share as of September 30, 2022 and December 31, 2021 ($ in thousands, except per share data):

	September 30, 2022	December 31, 2021
Stockholders' equity applicable to common stock	$1,315,300	$736,464

Shares:
Common stock	82,845,521	43,951,382
Restricted stock	516,830	14,546
Total outstanding	83,362,351	43,965,928
Book value per share	$15.78	$16.75
The following table calculates our fully-converted book value per share as of September 30, 2022 and December 31, 2021 ($ in thousands, except per share data):

	September 30, 2022	December 31, 2021
Stockholders' equity applicable to convertible common stock	$1,412,024	$1,543,550

Shares:
Common stock	82,845,521	43,951,382
Equity compensation awards (restricted stock and restricted stock units)	516,830	14,546
Series C convertible preferred stock	418,880	418,880
Series D convertible preferred stock	—	5,370,640
Series F convertible preferred stock	—	39,733,299
Series H convertible preferred stock	5,370,640	—
Total outstanding	89,151,871	89,488,747
Fully-converted book value per share (1) (2)	$15.84	$17.25
___________________________________________________________
(1) Fully-converted book value per share reflects full conversion of our series of convertible preferred stock and vesting of our outstanding equity compensation awards.
(2) Excluding the amounts for accumulated depreciation and amortization of real property of $5.2 million and $1.3 million as of September 30, 2022 and December 31, 2021, respectively, would result in a fully-converted book value per share of $15.90 and $17.26 as of September 30, 2022 and December 31, 2021, respectively.

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
During the nine months ended September 30, 2022, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Portfolio
As of September 30, 2022 and December 31, 2021, our portfolio consisted of 166 and 165 commercial mortgage loans, respectively, excluding commercial mortgage loans accounted for under the fair value option. The commercial mortgage loans, held for investment as of September 30, 2022 and December 31, 2021 had a total carrying value, net of allowance for credit losses, of $5,281.5 million and $4,211.1 million, respectively. As of September 30, 2022 and December 31, 2021, our total commercial mortgage loans, held for sale, measured at fair value, were comprised of three loans with total fair value of $41.3 million and one loan with total fair value of $34.7 million, respectively. As of September 30, 2022 and December 31, 2021 we had real estate securities, trading, measured at fair values of $252.5 million and $4.6 billion, respectively, due to the Company's progress in selling down the ARM Agency Securities portfolio acquired from Capstead. As of September 30, 2022, we had $74.6 million of real estate securities, available for sale, measured at fair value. As of December 31, 2021, our other real estate investments, measured at fair value, was comprised of one investment with a total fair value of $2.1 million. As of September 30, 2022 and December 31, 2021, our real estate owned, held for investment portfolio was comprised of one investment with a carrying value of $88.3 million and $90.0 million, respectively.
As of September 30, 2022, the Company had two loans with a total amortized cost basis of $162.6 million designated as non-performing status. One loan is for a hotel property located in New York, NY, which was placed on non-accrual status in 2019 and had an amortized cost basis of $57.1 million as of September 30, 2022. No specific allowance for credit losses has been recorded on the loan. The Company did not recognize any interest income on the non-accrual loan during the three months ended September 30, 2022. The second loan relates to a commercial mortgage loan with a fully funded outstanding principal balance of $109.2 million collateralized by a portfolio of retail properties in various locations throughout the United States. As of September 30, 2022, the Company has recorded a specific allowance for credit losses of $27.6 million on this loan. Further, the Company designated the loan as non-performing and placed the loan on cost recovery status by ceasing the recognition of interest income. As of September 30, 2022, the Company has received $6.4 million in cost recovery, which reduced the amortized cost of the loan. During the quarter ended September 30, 2022, the net change in specific reserve was due to cost recovery proceeds received during the quarter, offset by a wider cap rate on the assumed value of the assets. As of September 30, 2022, the amortized cost of the loan was $77.9 million, net of the specific allowance for credit losses. See "Part II, Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q for more information about this loan and related litigation. Future developments relating to these legal proceedings could have a material impact on our future results.
As of September 30, 2022 and December 31, 2021 our commercial mortgage loans, held for investment excluding commercial mortgage loans on non-performing status, had a weighted average coupon of 7.1% and 4.3%, and a weighted average remaining life of 1.5 years and 2.1 years, respectively.
As of September 30, 2022, the value of the Company’s residential ARM Agency Securities portfolio was $252.5 million, compared to $4.6 billion as of December 31, 2021. The reduction in the value of this portfolio during the nine months ended September 30, 2022, is due in part to (i) $468.9 million of principal paydowns and (ii) $3.7 billion of sales. During that period, the Company experienced trading losses of $113.7 million related to these assets.

The following charts summarize our commercial mortgage loans, held for investment, by coupon rate type, collateral type and geographical region as of September 30, 2022 and December 31, 2021:

Rate Type - September 30, 2022

1.6%
98.4%
Fixed
Floating

Rate Type - December 31, 2021
2.7%
97.3%
Fixed
Floating

Collateral Type - September 30, 2022

1.0%
1.7%
3.2%
0.8%
0.6%
9.4%
8.6%
74.7%
Multifamily
Hospitality
Industrial
Self-Storage
Office
Mixed Use
Retail
Manufactured Housing

Collateral Type - December 31, 2021
2.1%
2.5%
1.5%
1.3%
10.9%
0.7%
11.4%
69.6%
Multifamily
Office
Hospitality
Mixed Use
Industrial
Retail
Self-Storage
Manufactured Housing

Region - September 30, 2022
0.6%
0.8%
1.2%
2.0%
3.2%
4.3%
32.9%
14.6%
40.4%
Southwest
Southeast
Mideast
Far West
Great Lakes
New England
Plains
Rocky Mountain
Various

Region - December 31, 2021

41.6%
26.2%
15.2%
7.1%
4.3%
1.6%
1.4%
1.0%
1.6%
Southwest
Southeast
Mideast
Far West
Great Lakes
New England
Plains
Rocky Mountain
Various

An investments region classification is defined according to the below map based on the location of investments secured property.

The following charts show the par value by contractual maturity year for the commercial mortgage loans held for investments (excluding commercial mortgage loans in principal default) in our portfolio as of September 30, 2022 and December 31, 2021:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of September 30, 2022 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value
Senior Debt 1	Hospitality	$4,830	1 month LIBOR + 4.00%	7.1%	77.0%
Senior Debt 2	Hospitality	57,075	1 month LIBOR + 5.19%	8.3%	51.8%
Senior Debt 3	Multifamily	3,044	1 month LIBOR + 4.50%	7.6%	22.4%
Senior Debt 4	Multifamily	34,806	1 month SOFR + 3.03%	6.1%	63.7%
Senior Debt 5	Multifamily	37,025	1 month LIBOR + 3.00%	6.1%	83.6%
Senior Debt 6	Hospitality	22,195	1 month LIBOR + 3.50%	6.6%	68.8%
Senior Debt 7	Office	18,746	1 month SOFR + 4.75%	7.8%	70.0%
Senior Debt 8	Office	12,977	1 month LIBOR + 3.40%	6.5%	67.5%
Senior Debt 9	Office	7,057	1 month LIBOR + 3.90%	7.0%	67.6%
Senior Debt 10	Office	43,986	1 month SOFR + 3.56%	6.6%	71.0%
Senior Debt 11	Retail	8,203	1 month LIBOR + 8.00%	11.1%	51.6%
Senior Debt 12	Hospitality	10,555	1 month LIBOR + 4.50%	8.6%	68.7%
Senior Debt 13	Office	36,150	1 month SOFR + 5.50%	8.5%	68.2%
Senior Debt 14	Hospitality	19,410	1 month SOFR + 3.84%	6.9%	62.6%
Senior Debt 15	Hospitality	13,000	1 month LIBOR + 2.94%	6.1%	56.4%
Senior Debt 16	Hospitality	4,988	1 month LIBOR + 4.25%	7.4%	47.7%
Senior Debt 17	Hospitality	33,730	1 month LIBOR + 3.96%	7.1%	31.0%
Senior Debt 18	Office	20,968	1 month LIBOR + 3.50%	6.6%	70.9%
Senior Debt 19	Hospitality	7,100	1 month LIBOR + 4.00%	7.1%	70.3%
Senior Debt 20	Multifamily	24,058	1 month SOFR + 3.30%	6.3%	75.5%
Senior Debt 21	Office	25,802	1 month LIBOR + 4.35%	7.5%	64.9%
Senior Debt 22	Office	62,762	1 month LIBOR + 3.70%	6.8%	65.7%
Senior Debt 23	Multifamily	10,853	1 month SOFR + 4.25%	7.3%	72.4%
Senior Debt 24	Office	36,362	1 month LIBOR + 2.70%	5.8%	71.4%
Senior Debt 25	Manufactured Housing	1,338	5.50%	5.5%	62.8%
Senior Debt 26	Manufactured Housing	7,680	1 month LIBOR + 4.50%	7.6%	66.7%
Senior Debt 27	Hospitality	27,000	1 month LIBOR + 6.50%	9.6%	62.7%
Senior Debt 28	Self Storage	29,895	1 month LIBOR + 5.00%	8.1%	58.8%
Senior Debt 29	Multifamily	14,600	1 month SOFR + 4.83%	7.9%	70.0%
Senior Debt 30	Manufactured Housing	3,400	1 month LIBOR + 5.00%	8.1%	58.6%
Senior Debt 31	Manufactured Housing	5,020	1 month LIBOR + 5.25%	8.4%	65.9%
Senior Debt 32	Office	18,303	1 month LIBOR + 4.50%	7.6%	47.9%
Senior Debt 33	Office	66,065	5.15%	5.2%	52.5%
Senior Debt 34	Office	31,451	1 month LIBOR + 5.20%	8.4%	66.0%
Senior Debt 35	Office	12,750	1 month LIBOR + 5.00%	8.1%	67.8%
Senior Debt 36	Multifamily	38,669	1 month LIBOR + 4.45%	7.6%	66.5%
Senior Debt 37	Multifamily	18,800	1 month LIBOR + 4.00%	7.1%	79.7%
Senior Debt 38	Industrial	14,985	1 month LIBOR + 4.50%	7.6%	66.3%
Senior Debt 39	Multifamily	11,997	1 month LIBOR + 4.55%	7.7%	73.0%
Senior Debt 40	Multifamily	21,000	1 month LIBOR + 4.60%	7.7%	66.7%
Senior Debt 41	Office	12,971	1 month LIBOR + 5.00%	8.1%	63.9%
Senior Debt 42	Office	43,751	1 month LIBOR + 3.94%	7.1%	53.9%
Senior Debt 43 (2)	Multifamily	10,536	1 month LIBOR + 7.25%	10.4%	—%
Senior Debt 44	Multifamily	5,400	1 month LIBOR + 5.25%	8.4%	83.1%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value
Senior Debt 45	Hospitality	23,000	1 month LIBOR + 5.79%	8.9%	57.2%
Senior Debt 46	Multifamily	34,750	1 month LIBOR + 6.75%	9.9%	78.2%
Senior Debt 47	Multifamily	12,325	1 month LIBOR + 4.50%	7.6%	83.3%
Senior Debt 48	Multifamily	5,097	1 month LIBOR + 5.35%	8.5%	84.0%
Senior Debt 49	Multifamily	5,575	1 month LIBOR + 4.50%	7.6%	83.6%
Senior Debt 50	Multifamily	54,196	1 month LIBOR + 3.00%	6.1%	71.6%
Senior Debt 51	Multifamily	14,237	1 month LIBOR + 3.39%	6.5%	70.6%
Senior Debt 52	Multifamily	8,569	1 month LIBOR + 3.80%	6.9%	69.9%
Senior Debt 53	Multifamily	13,582	1 month LIBOR + 4.50%	7.6%	76.7%
Senior Debt 54	Multifamily	18,653	1 month LIBOR + 5.25%	8.4%	67.0%
Senior Debt 55	Multifamily	18,992	1 month LIBOR + 3.60%	6.7%	70.8%
Senior Debt 56	Multifamily	42,699	1 month LIBOR + 2.95%	6.1%	71.6%
Senior Debt 57	Hospitality	25,785	1 month LIBOR + 5.60%	8.7%	61.0%
Senior Debt 58	Mixed Use	32,500	1 month LIBOR + 3.70%	6.8%	69.7%
Senior Debt 59	Multifamily	74,246	1 month LIBOR + 2.95%	6.1%	72.6%
Senior Debt 60	Multifamily	20,960	1 month LIBOR + 3.35%	6.5%	67.7%
Senior Debt 61	Multifamily	30,231	1 month LIBOR + 2.95%	6.1%	70.4%
Senior Debt 62	Multifamily	35,466	1 month LIBOR + 2.95%	6.1%	71.7%
Senior Debt 63	Multifamily	33,221	1 month LIBOR + 2.95%	6.1%	72.2%
Senior Debt 64	Hospitality	25,771	1 month LIBOR + 9.00%	12.1%	74.2%
Senior Debt 65	Self Storage	15,000	1 month LIBOR + 4.26%	7.4%	74.6%
Senior Debt 66	Multifamily	24,853	1 month LIBOR + 3.25%	6.4%	70.8%
Senior Debt 67	Office	6,764	1 month LIBOR + 5.25%	8.4%	67.3%
Senior Debt 68 (2)	Multifamily	96,148	1 month LIBOR + 6.50%	9.6%	—%
Senior Debt 69	Multifamily	10,844	1 month LIBOR + 3.15%	6.3%	75.6%
Senior Debt 70	Hospitality	19,640	1 month LIBOR + 5.35%	8.5%	56.8%
Senior Debt 71	Hospitality	28,000	1 month LIBOR + 6.25%	9.4%	59.2%
Senior Debt 72 (2)	Multifamily	16,685	1 month LIBOR + 8.00%	11.1%	—%
Senior Debt 73	Multifamily	29,500	1 month LIBOR + 2.88%	6.0%	68.0%
Senior Debt 74	Multifamily	15,450	1 month LIBOR + 3.75%	6.9%	76.9%
Senior Debt 75	Multifamily	30,420	1 month LIBOR + 3.00%	6.1%	73.5%
Senior Debt 76	Multifamily	37,582	1 month LIBOR + 3.15%	6.3%	71.0%
Senior Debt 77	Multifamily	42,850	1 month LIBOR + 3.40%	6.5%	79.9%
Senior Debt 78	Multifamily	36,760	1 month LIBOR + 3.64%	6.8%	66.0%
Senior Debt 79	Multifamily	8,500	1 month LIBOR + 3.75%	6.9%	79.4%
Senior Debt 80	Multifamily	14,200	1 month LIBOR + 3.15%	6.3%	79.8%
Senior Debt 81	Multifamily	13,667	1 month LIBOR + 3.75%	6.9%	64.2%
Senior Debt 82	Multifamily	66,650	1 month LIBOR + 3.25%	6.4%	77.1%
Senior Debt 83	Multifamily	19,023	1 month LIBOR + 2.95%	6.1%	72.1%
Senior Debt 84	Multifamily	10,001	1 month LIBOR + 3.75%	6.9%	70.0%
Senior Debt 85	Hospitality	34,013	1 month SOFR + 6.73%	9.8%	55.8%
Senior Debt 86	Multifamily	26,530	1 month LIBOR + 3.20%	6.3%	77.3%
Senior Debt 87	Hospitality	17,122	1 month LIBOR + 5.25%	8.4%	61.0%
Senior Debt 88	Hospitality	16,500	1 month LIBOR + 7.10%	10.2%	73.0%
Senior Debt 89	Multifamily	13,168	1 month LIBOR + 3.40%	6.5%	78.2%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value
Senior Debt 90	Multifamily	88,500	1 month LIBOR + 2.75%	5.9%	50.3%
Senior Debt 91	Multifamily	56,150	1 month LIBOR + 3.10%	6.2%	78.9%
Senior Debt 92	Multifamily	37,546	1 month LIBOR + 2.90%	6.0%	72.2%
Senior Debt 93	Multifamily	53,438	1 month LIBOR + 3.10%	6.2%	67.2%
Senior Debt 94	Multifamily	37,373	1 month LIBOR + 2.90%	6.0%	72.0%
Senior Debt 95	Multifamily	64,266	1 month LIBOR + 2.85%	6.0%	70.6%
Senior Debt 96	Multifamily	30,600	1 month LIBOR + 2.65%	5.8%	59.1%
Senior Debt 97	Multifamily	31,348	1 month LIBOR + 3.25%	6.4%	80.0%
Senior Debt 98	Multifamily	62,850	1 month LIBOR + 3.35%	6.5%	78.0%
Senior Debt 99	Multifamily	43,561	1 month LIBOR + 3.00%	6.1%	74.8%
Senior Debt 100	Multifamily	46,221	1 month LIBOR + 2.75%	5.9%	68.1%
Senior Debt 101	Multifamily	86,000	1 month SOFR + 3.24%	6.3%	60.0%
Senior Debt 102	Multifamily	29,438	1 month LIBOR + 2.90%	6.0%	74.2%
Senior Debt 103	Manufactured Housing	6,700	1 month LIBOR + 4.50%	7.6%	77.9%
Senior Debt 104	Multifamily	58,680	1 month LIBOR + 3.45%	6.6%	74.8%
Senior Debt 105	Multifamily	26,600	1 month LIBOR + 2.90%	6.0%	72.1%
Senior Debt 106	Multifamily	13,217	1 month LIBOR + 3.20%	6.3%	62.4%
Senior Debt 107	Multifamily	36,444	1 month LIBOR + 3.00%	6.1%	73.3%
Senior Debt 108	Multifamily	32,721	1 month LIBOR + 3.20%	6.3%	74.5%
Senior Debt 109	Multifamily	39,741	1 month LIBOR + 2.90%	6.0%	71.7%
Senior Debt 110	Multifamily	66,202	1 month LIBOR + 2.88%	6.0%	74.8%
Senior Debt 111	Multifamily	62,994	1 month LIBOR + 2.88%	6.0%	75.5%
Senior Debt 112	Multifamily	16,570	1 month SOFR + 3.50%	6.5%	71.7%
Senior Debt 113	Multifamily	57,660	1 month LIBOR + 2.75%	5.9%	73.9%
Senior Debt 114	Multifamily	65,321	1 month SOFR + 6.03%	9.1%	74.7%
Senior Debt 115	Multifamily	22,240	1 month SOFR + 2.96%	6.0%	79.4%
Senior Debt 116	Multifamily	25,746	1 month SOFR + 2.96%	6.0%	72.9%
Senior Debt 117	Multifamily	31,678	1 month SOFR + 3.20%	6.2%	74.2%
Senior Debt 118	Multifamily	78,050	1 month SOFR + 3.45%	6.5%	78.8%
Senior Debt 119	Multifamily	79,948	1 month SOFR + 3.21%	6.3%	76.1%
Senior Debt 120	Multifamily	24,000	1 month SOFR + 3.10%	6.1%	72.7%
Senior Debt 121	Retail	31,000	1 month SOFR + 3.29%	6.3%	42.5%
Senior Debt 122	Multifamily	36,950	1 month SOFR + 3.55%	6.6%	66.2%
Senior Debt 123	Multifamily	22,728	1 month SOFR + 2.95%	6.0%	65.6%
Senior Debt 124	Multifamily	10,669	1 month SOFR + 3.30%	6.3%	75.7%
Senior Debt 125	Multifamily	47,444	1 month SOFR + 2.86%	5.9%	68.2%
Senior Debt 126	Multifamily	36,824	1 month SOFR + 2.86%	5.9%	69.7%
Senior Debt 127	Hospitality	10,300	1 month SOFR + 5.30%	8.3%	68.2%
Senior Debt 128	Retail	21,070	1 month SOFR + 4.95%	8.0%	63.3%
Senior Debt 129	Multifamily	82,000	1 month SOFR + 3.20%	6.2%	74.5%
Senior Debt 130	Industrial	55,000	1 month SOFR + 3.50%	6.5%	70.1%
Senior Debt 131	Multifamily	38,710	1 month SOFR + 3.10%	6.1%	74.1%
Senior Debt 132	Multifamily	34,616	1 month SOFR + 2.95%	6.0%	63.1%
Senior Debt 133	Mixed Use	19,000	1 month SOFR + 3.42%	6.5%	65.1%
Senior Debt 134	Multifamily	85,500	1 month SOFR + 3.15%	6.2%	69.6%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield	Loan to Value
Senior Debt 135	Multifamily	31,095	1 month SOFR + 3.30%	6.3%	76.9%
Senior Debt 136 (2) (4)	Hospitality	—	1 month SOFR + 7.05%	10.1%	—%
Senior Debt 137 (2) (4)	Multifamily	—	1 month SOFR + 6.75%	9.8%	—%
Senior Debt 138	Hospitality	43,160	1 month SOFR + 4.90%	7.9%	61.1%
Senior Debt 139	Multifamily	3,485	1 month SOFR + 7.02%	10.1%	15.9%
Senior Debt 140	Multifamily	25,361	1 month SOFR + 6.05%	9.1%	62.4%
Senior Debt 141	Multifamily	56,616	1 month SOFR + 3.95%	7.0%	73.2%
Senior Debt 142	Multifamily	44,499	1 month SOFR + 6.70%	9.7%	46.5%
Senior Debt 143	Multifamily	11,996	1 month SOFR + 3.55%	6.6%	67.7%
Senior Debt 144 (3)	Retail	109,230	1 month SOFR + 4.50%	7.5%	N/A
Senior Debt 145	Industrial	23,050	1 month SOFR + 4.90%	7.9%	64.6%
Senior Debt 146	Multifamily	19,348	1 month SOFR + 3.50%	6.5%	64.5%
Senior Debt 147	Multifamily	17,600	1 month SOFR + 4.55%	7.6%	67.2%
Senior Debt 148	Multifamily	27,763	1 month SOFR + 3.65%	6.7%	71.0%
Senior Debt 149	Multifamily	16,843	1 month SOFR + 3.65%	6.7%	73.9%
Senior Debt 150	Multifamily	70,750	1 month SOFR + 3.80%	6.8%	77.9%
Senior Debt 151	Multifamily	80,866	1 month SOFR + 3.95%	7.0%	71.8%
Senior Debt 152	Multifamily	43,434	1 month SOFR + 3.95%	7.0%	75.9%
Senior Debt 153	Multifamily	56,334	1 month SOFR + 3.95%	7.0%	73.7%
Senior Debt 154	Multifamily	20,240	1 month SOFR + 3.95%	7.0%	75.1%
Senior Debt 155	Multifamily	126,600	1 month SOFR + 3.95%	7.0%	67.8%
Senior Debt 156	Multifamily	56,000	1 month SOFR + 3.80%	6.8%	73.8%
Senior Debt 157	Multifamily	69,200	1 month SOFR + 3.45%	6.5%	71.6%
Senior Debt 158	Multifamily	235,000	1 month SOFR + 6.52%	9.6%	39.7%
Senior Debt 159	Hospitality	29,644	1 month SOFR + 6.94%	10.0%	60.5%
Senior Debt 160	Hospitality	13,410	1 month SOFR + 5.75%	8.8%	62.1%
Senior Debt 161	Manufactured Housing	10,550	1 month SOFR + 4.75%	7.8%	53.8%
Senior Debt 162	Hospitality	17,022	5.99%	6.0%	52.9%
Mezzanine Loan 1	Multifamily	3,000	1 month SOFR + 9.23%	12.3%	62.2%
Mezzanine Loan 2	Multifamily	10,000	1 month SOFR + 16.29%	19.3%	86.2%
Mezzanine Loan 3	Retail	3,000	1 month SOFR + 12.00%	15.0%	46.6%
Mezzanine Loan 4	Mixed Use	1,000	1 month SOFR + 11.00%	14.0%	68.5%
		$5,350,728		7.1%	64.7%
__________________________________________________________
(1) Our floating rate loan agreements generally contain the contractual obligation for the borrower to maintain an interest rate cap to protect against rising interest rates. In a simple interest rate cap, the borrower pays a premium for a notional principal amount based on a capped interest rate (the “cap rate”). When the floating rate exceeds the cap rate, the borrower receives a payment from the cap counterparty equal to the difference between the floating rate and the cap rate on the same notional principal amount for a specified period of time. When interest rates rise, the value of an interest rate cap will increase, thereby reducing the borrower's exposure to rising interest rates.
(2) Loan to value percentage is from metrics at origination. Predevelopment construction loans at origination will not have an LTV and therefore is nil.
(3) Loan was designated as non-performing and placed on cost recovery status. In this instance, the assumed collateral value was less than the value of the loan, therefore the LTV at origination is not relevant.
(4) Commitment on the loan was unfunded as of September 30, 2022.

The following table shows selected data from our commercial mortgage loans, measured at fair value as of September 30, 2022 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate	Effective Yield	Loan to Value (1)
TRS Senior Debt 1	Hospitality	$12,996	5.1%	5.1%	62.4%
TRS Senior Debt 2	Retail	25,000	5.9%	5.9%	59.6%
TRS Senior Debt 3	Hospitality	6,550	6.9%	6.9%	59.6%
		$44,546		5.8%	60.4%
__________________________________________________________
(1) Loan to value percentage is from metrics at origination.
The following table shows selected data from our real estate owned asset in our portfolio as of September 30, 2022 (dollars in thousands):

Type	Property Type	Carrying Value
Real Estate Owned 1	Industrial	$88,322
The following is a summary of the Company's RMBS, all of which were ARM Agency Securities, classified by collateral type and interest rate characteristics as of September 30, 2022 (dollars in thousands):

Type	Carrying Amount	Average Yield (1)
Agency Securities:
Fannie Mae/Freddie Mac ARMs	$252,491	2.48%
___________________________________________________________
(1) Average yield is presented for the period then ended, and is based on the cash component of interest income expressed as a percentage on average cost basis (the “cash yield”).
The following table shows selected data from our real estate securities, CRE CLO bonds, measured at fair value as of September 30, 2022 (dollars in thousands):

Type	Par Value	Interest Rate	Effective Yield
CRE CLO bond 1	$40,000	1 month SOFR + 2.78%	5.8%
CRE CLO bond 2	25,000	1 month SOFR + 3.23%	6.3%
CRE CLO bond 3	10,000	1 month SOFR + 4.03%	7.1%
	$75,000

Results of Operations
The Company conducts its business through the following reporting segments:
•The real estate debt business focuses on originating, acquiring and asset managing commercial real estate debt investments, including first mortgage loans, subordinate mortgages, mezzanine loans and participations in such loans.
•The real estate securities business focuses on investing in and asset managing real estate securities. Historically this business has focused primarily on CMBS, CRE CLO bonds, unsecured REIT debt, CDO notes and other securities. As a result of the October 2021 acquisition of Capstead, the Company acquired a portfolio of ARM Agency Securities.
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

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2022 and September 30, 2021 (dollars in thousands):

	Three Months Ended September 30,
	2022			2021
	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)
Interest-earning assets:
Real estate debt	$5,194,777	$91,097	7.0%	$3,118,201	$47,166	6.1%
Real estate conduit	103,641	1,386	5.4%	61,157	581	3.8%
Real estate securities	266,388	1,648	2.5%	—	—	N/A
Total	$5,564,806	$94,131	6.8%	$3,179,358	$47,747	6.0%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$709,679	$9,763	5.5%	$331,871	$3,095	3.7%
Other financing and loan participation - commercial mortgage loans	47,774	590	4.9%	49,145	350	2.8%
Repurchase Agreements - real estate securities	283,699	1,779	2.5%	46,527	148	1.3%
Collateralized loan obligations	3,223,925	32,432	4.0%	1,906,402	8,395	1.8%
Unsecured debt	98,657	1,593	6.5%	—	—	—
Total	$4,363,734	$46,157	4.2%	$2,333,945	$11,988	2.1%
Net interest income/spread		$47,974	2.6%		$35,759	3.9%
Average leverage % (5)	78.4%			73.4%
Weighted average levered yield (6)			16.0%			16.9%
_________________________________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the three months ended September 30, 2022 and September 30, 2021, respectively.
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
Interest Income
Interest income for the three months ended September 30, 2022 and September 30, 2021 totaled $94.1 million and $47.7 million, respectively, an increase of $46.4 million. This was primarily due to an increase of $2,385.4 million in the average carrying value of our interest-earning assets coupled with more than a 200 basis point increase in average LIBOR/SOFR rates. As of September 30, 2022, our portfolio consisted of (i) 166 commercial mortgage loans, held for investment, (ii) three commercial mortgage loans, held for sale, measured at fair value, (iii) three real estate securities, available for sale, measured at fair value and (iv) RMBS investments.
Interest Expense
Interest expense for the three months ended September 30, 2022 and September 30, 2021 totaled $46.2 million and $12.0 million, respectively, an increase of $34.2 million. This was primarily due to an increase of $2,029.8 million in the average carrying value of our interest-bearing liabilities coupled with more than a 200 basis point increase in average LIBOR/SOFR rates.

Realized Gain/Loss on Commercial Mortgage Loans Held for Sale
Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended September 30, 2022 was $4.8 million compared to a realized gain of $9.1 million for the three months ended September 30, 2021. The $4.3 million decrease is primarily due to the difference in proceeds received between the one $78.5 million notional sale of fixed-rate commercial real estate loans into the CMBS securitization market during the three months ended September 30, 2022 compared to the two $144.9 million total notional sales during the three months ended September 30, 2021. Total proceeds received for the three months ended September 30, 2022 were $82.3 million compared to $154.0 million for the three months ended September 30, 2021.
Trading Gain/Loss
Trading loss for the three months ended September 30, 2022 of $2.7 million was primarily attributable to losses due to change in market values on the ARM Agency Securities. There had been no trading gains or losses for the three months ended September 30, 2021.
Provision / Benefit for Credit losses - Current Expected Credit Loss ("CECL") allowance, net
Our CECL allowance decreased by $0.6 million during the three months ended September 30, 2022 compared to a decrease of $1.6 million during three months ended September 30, 2021. The following paragraphs set forth explanations for changes in the general and specific reserves for the three months ended September 30, 2022 and 2021.
For the three months ended September 30, 2022, the increase in general reserve of $0.2 million is primarily due to an increase in our portfolio and our more pessimistic view of the macroeconomic scenario utilized for the CECL model. Comparatively, for quarter ended September 30, 2021, the decrease in general reserve of $1.6 million was driven by new loan originations that were partially offset by portfolio seasoning and accelerated loan repayments.
For the three months ended September 30, 2022, the decrease in specific reserve of $0.8 million is due to cost recovery proceeds received during the quarter, offset by a wider cap rate on the assumed value of the Walgreens properties. Comparatively, for the quarter ended September 30, 2021, there had been no specific reserve.
Expenses from operations
Expenses from operations for the three months ended September 30, 2022 and September 30, 2021 consisted of the following (dollars in thousands):

	Three Months Ended September 30,
	2022	2021
Asset management and subordinated performance fee	$6,430	$8,265
Administrative services expenses	3,001	2,980
Acquisition expenses	362	690
Professional fees	4,743	2,488
Depreciation and amortization	1,295	—
Other expenses	1,424	709
Total expenses from operations	$17,255	$15,132
Overall, our operating expenses increased during the three months ended September 30, 2022, compared to September 30, 2021, primarily due to an increase in our total portfolio size as a result of the Capstead acquisition. Asset management and subordinated performance fee decreased due to no incentive fees incurred for the quarter ended September 30, 2022, partially offset by higher asset management fees. The increase in professional fees is primarily related to legal costs associated with our recovery efforts related to a hotel loan and the Walgreens properties.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the nine months ended September 30, 2022 and September 30, 2021 (dollars in thousands):

	Nine Months Ended September 30,
	2022			2021
	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)
Interest-earning assets:
Real estate debt	$4,801,389	$209,585	5.8%	$2,996,468	$135,945	6.0%
Real estate conduit	114,588	4,593	5.3%	88,839	2,563	3.8%
Real estate securities	1,467,367	25,424	2.3%	28,500	461	2.2%
Total	$6,383,344	$239,602	5.0%	$3,113,807	$138,969	6.0%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$785,341	$26,042	4.4%	$314,507	$8,229	3.5%
Other financing and loan participation - commercial mortgage loans	43,073	1,177	3.6%	48,559	1,489	4.1%
Repurchase Agreements - real estate securities	1,334,911	4,500	0.4%	75,436	2,278	4.0%
Collateralized loan obligations	2,818,305	65,441	3.1%	1,858,139	23,998	1.7%
Unsecured debt	102,662	4,284	5.6%	—	—	—
Total	$5,084,292	$101,444	2.7%	$2,296,641	$35,994	2.1%
Net interest income/spread		$138,158	2.3%		$102,975	3.9%
Average leverage % (5)	79.6%			73.8%
Weighted average levered yield (6)			14.2%			16.8%
_________________________________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the nine months ended September 30, 2022 and September 30, 2021, respectively.
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
Interest Income
Interest income for the nine months ended September 30, 2022 and September 30, 2021 totaled $239.6 million and $139.0 million, respectively, an increase of $100.6 million. This was primarily due to an increase of $3,269.5 million in the average carrying value of our interest-bearing assets coupled with more than a 100 basis point increase in average LIBOR/SOFR rates. As of September 30, 2022, our portfolio consisted of (i)166 commercial mortgage loans, held for investment, (ii) three commercial mortgage loans, held for sale, (iii) three real estate securities, available for sale, measured at fair value and (iv) RMBS investments.
Interest Expense
Interest expense for the nine months ended September 30, 2022 and September 30, 2021 totaled $101.4 million and $36.0 million, respectively, an increase of $65.4 million. This was primarily due to an increase of $2,787.7 million in the average carrying balance of our interest-bearing liabilities coupled with more than a 100 basis point increase in average LIBOR/SOFR rates.

Realized Gain/Loss on Commercial Mortgage Loans Held for Sale
Realized gain on commercial mortgage loans, held for sale, measured at fair value for the nine months ended September 30, 2022 was $4.8 million compared to a realized gain of $22.2 million for the nine months ended September 30, 2021. The $17.4 million decrease in realized gain was due to the difference in proceeds received between the four $316.4 million total notional sales of fixed-rate commercial real estate loans into the CMBS securitization market during the nine months ended September 30, 2022 compared to the four $388.5 million total notional sales during the nine months ended September 30, 2021. Total proceeds from sale were $320.2 million for the nine months ended September 30, 2022 compared to $410.7 million for the nine months ended September 30, 2021.
Trading Gain/Loss
Trading loss for the nine months ended September 30, 2022 of $113.7 million was attributable to $36.8 million of losses due to sales of the ARM Agency Securities, $65.1 million of losses due to change in market values of these securities, and $11.8 million of losses due to mortgage prepayments. Trading loss for the nine months ended September 30, 2021 of $1.4 million was attributable to nine sales of CRE CLO bonds.
Provision / Benefit for Credit losses - CECL allowance, net
Our CECL allowance increased by $31.0 million during the nine months ended September 30, 2022 compared to a decrease of $5.5 million during nine months ended September 30, 2021. The following paragraphs set forth explanations for changes in the general and specific reserves for the nine months ended September 30, 2022 and 2021.
For the nine months ended September 30, 2022, the $3.4 million increase in general reserve is primarily due to an increase in our portfolio and our more pessimistic view of the macroeconomic scenario utilized for the CECL model. Comparatively, for the nine months ended September 30, 2021, the $5.5 million decrease in general reserve was driven by a positive macroeconomic scenario utilized for the CECL model.
For the nine months ended September 30, 2022, the increase in specific allowance is primarily due to $27.6 million of specific reserve on the Walgreens properties, as more fully described in Part II, Item 1 "Legal Proceedings". Comparatively, for the nine months ended September 30, 2021, there was no specific reserve.
Expenses from operations
Expenses from operations for the nine months ended September 30, 2022 and September 30, 2021 consisted of the following (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Asset management and subordinated performance fee	$19,776	$19,682
Administrative services expenses	9,402	9,532
Acquisition expenses	996	1,012
Professional fees	20,138	7,262
Depreciation and amortization	3,886	812
Other expenses	4,849	2,115
Total expenses from operations	$59,047	$40,415
Overall, our operating expenses increased during the nine months ended September 30, 2022, compared to September 30, 2021, primarily due to an increase in our total portfolio size as a result of the Capstead acquisition. Professional fees had a much higher increase due to legal cost incurred, during previous quarters of 2022, associated with the ongoing recovery efforts related to a hotel loan.

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended June 30, 2022
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2022 and June 30, 2022 (dollars in thousands):

	Three Months Ended
	September 30, 2022			June 30, 2022
	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)
Interest-earning assets:
Real estate debt	$5,194,777	$91,097	7.0%	$4,839,568	$62,801	5.2%
Real estate conduit	103,641	1,386	5.4%	148,608	2,521	6.8%
Real estate securities	266,388	1,648	2.5%	815,977	4,891	2.4%
Total	$5,564,806	$94,131	6.8%	$5,804,153	$70,213	4.8%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$709,679	$9,763	5.5%	$834,337	$8,674	4.2%
Other financing and loan participation - commercial mortgage loans	47,774	590	4.9%	42,996	360	3.3%
Repurchase Agreements - real estate securities	283,699	1,779	2.5%	786,495	1,330	0.7%
Collateralized loan obligations	3,223,925	32,432	4.0%	2,709,853	21,086	3.1%
Unsecured debt	98,657	1,593	6.5%	103,577	1,357	5.2%
Total	$4,363,734	$46,157	4.2%	$4,477,258	$32,807	2.9%
Net interest income/spread		$47,974	2.6%		$37,406	1.9%
Average leverage % (5)	78.4%			77.1%
Weighted average levered yield (6)			16.0%			11.3%
_________________________________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for repurchase agreements. Amounts are calculated based on daily averages for the three months ended September 30, 2022 and June 30, 2022, respectively.
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
Interest Income
Interest income for the three months ended September 30, 2022 and June 30, 2022 totaled $94.1 million and $70.2 million, respectively, an increase of $23.9 million. This was primarily due to more than a 100 basis point increase in average LIBOR/SOFR rates partially offset by a decrease of $239.3 million in the average carrying value of our interest-earning assets. As of September 30, 2022, our portfolio consisted of (i) 166 commercial mortgage loans, held for investment, (ii) three commercial mortgage loans, held for sale, (iii) three real estate securities, available for sale, measured at fair value and (iv) RMBS investments.
Interest Expense
Interest expense for the three months ended September 30, 2022 and June 30, 2022 totaled $46.2 million and $32.8 million, respectively, an increase of $13.4 million. This was primarily due to more than a 100 basis point increase in average LIBOR/SOFR rates partially offset by a decrease of $113.5 million in the average carrying balance of our interest-bearing liabilities. Interest expense on our repurchase agreements on real estate securities increased despite a decrease of $502.8 million in the average carrying value due to sales of securities within the ARM Agency Securities portfolio totaling $1.5 billion in principal balance during the three months ended June 30, 2022 offset by a 174 basis point increase in average borrowing rates on the ARM Agency Securities portfolio.

Realized Gain/Loss on Commercial Mortgage Loans Held for Sale
Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended September 30, 2022 was $4.8 million compared to a realized loss of $1.8 million for the three months ended June 30, 2022. The $6.6 million increase was due to the difference in weighted average price between the one sale of fixed-rate commercial real estate loans into the CMBS securitization market during the three months ended September 30, 2022 compared to the two sales during the three months ended June 30, 2022. The weighted average price from sales was 104.9% for the three months ended September 30, 2022 compared to 98.9% for the three months ended June 30, 2022.
Trading Gain/Loss
Trading loss for the three months ended September 30, 2022 of $2.7 million was primarily attributable to losses due to change in market values on the ARM Agency Securities. Trading loss for the three months ended June 30, 2022 of $22.5 million was attributable to $12.8 million of losses due to sales of the ARM Agency Securities, $7.6 million of losses due to change in market values of these securities, and $2.1 million of losses due to mortgage prepayments.
Provision / Benefit for Credit losses - CECL allowance, net
Our CECL allowance decreased by $0.6 million during the three months ended September 30, 2022 compared to an increase of $32.5 million during three months ended June 30, 2022. The following paragraphs set forth explanations for changes in the general and specific reserves for the three months ended September 30, 2022 and June 30, 2022.
For the three months ended September 30, 2022 and June 30, 2022, the increase in general reserve of $0.2 million and $4.1 million, respectively, is primarily due to an increase in our portfolio and our more pessimistic view of the macroeconomic scenario utilized for the CECL model.
For the three months ended September 30, 2022, the decrease in specific reserve of $0.8 million is due to cost recovery proceeds received during the quarter, offset by a wider cap rate on the assumed value of the Walgreens properties. Comparatively, for quarter ended June 30, 2022, the increase in specific reserve was primarily due to $28.4 million for specific reserve on the same asset, as more fully described in Part II, Item 1 "Legal Proceedings".
Expenses from operations
Expenses from operations for the three months ended September 30, 2022 and June 30, 2022 consisted of the following (dollars in thousands):

	Three Months Ended
	September 30, 2022	June 30, 2022
Asset management and subordinated performance fee	$6,430	$6,601
Administrative services expenses	3,001	3,048
Acquisition expenses	362	319
Professional fees	4,743	8,736
Depreciation and amortization	1,295	1,296
Other expenses	1,424	1,663
Total expenses from operations	$17,255	$21,663
The decrease in our expenses from operations was primarily related to the decrease in professional fees of $4.0 million due to lower legal costs incurred associated with the ongoing recovery of a hotel asset.
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
Collateralized Loan Obligations
During the nine months ended September 30, 2022, the Company raised $1.2 billion of capital through the issuance of BSPRT 2022-FL8 Issuer, Ltd. and $767.8 million of capital through the issuance of BSPRT 2022-FL9 Issuer, LLC. Additionally, as of September 30, 2022, the Company had $82.2 million of reinvestment capital available across all outstanding collateralized loan obligations.
Repurchase Agreements, Commercial Mortgage Loans
As of September 30, 2022 we have repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), Barclays Bank PLC (the "Barclays Revolver Facility" and the "Barclays Repo Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, WF Repo Facility, Barclays Revolver Facility and Barclays Repo Facility, the "Repo Facilities").
The Repo Facilities are financing sources through which we may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 65% to 75% of the principal amount of the mortgage loan being pledged.
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

The details of our Repo Facilities as of September 30, 2022 and December 31, 2021 are as follows (dollars in thousands):

As of September 30, 2022
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Maturity
JPM Repo Facility(2)	$500,000	$235,548	$6,857	5.78%	10/6/2023
CS Repo Facility (3)	600,000	265,801	5,048	5.61%	7/11/2023
WF Repo Facility (4)	500,000	40,476	6,027	5.17%	11/21/2023
Barclays Revolver Facility (5)	250,000	—	1,109	N/A	9/20/2023
Barclays Repo Facility (6)	500,000	157,583	6,102	5.19%	3/14/2025
Total	$2,350,000	$699,408	$25,143
________________________________________________________
(1) For the nine months ended September 30, 2022. Includes amortization of deferred financing costs.
(2) With one-year extension option available at the Company's discretion. On July 7, 2022, the committed financing was increased from $400 million to $500 million. Additionally, on September 29, 2022, the Company extended the maturity date to October 6, 2023
(3) On July 12, 2022, the maturity date was extended to July 11, 2023 and the committed financing was increased from $300 million to $600 million.
(4) On May 12, 2022, the committed financing amount was increased from $450 million to $500 million. There are three more one-year extension options available at the Company's discretion.
(5) The Company may increase the total commitment amount by an amount between $100 million and $150 million for three month intervals, on an unlimited basis prior to maturity.
(6) There are two one-year extension options available at the Company's discretion.

As of December 31, 2021
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility	$400,000	$136,470	$5,178	2.13%	10/6/2022
CS Repo Facility	300,000	137,364	3,446	2.43%	9/30/2022
WF Repo Facility	450,000	186,734	2,090	1.64%	11/21/2023
Barclays Revolver Facility	250,000	166,700	1,976	6.12%	9/20/2023
Barclays Repo Facility	500,000	392,332	4,057	1.76%	3/14/2025
Total	$1,900,000	$1,019,600	$16,747
________________________________________________________
(1) For the year ended December 31, 2021. Includes amortization of deferred financing costs.
Other financing and loan participation - Commercial Mortgage Loans
On March 23, 2020, the Company transferred $15.2 million of its interest in a term loan to Webster Bank (formerly Sterling National Bank) via a participation agreement. Since inception, the Company's outstanding loan increased as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The Company incurred $0.5 million and $1.0 million of interest expense on the Webster Bank term loan for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022 the outstanding participation balance was $40.7 million. The loan accrued interest at an annual rate of one-month LIBOR +2.20% and matures on February 9, 2023.
On February 10, 2022, the Company transferred $38.0 million of its interest in a term loan to a regional bank via a participation agreement. Since inception, the Company's outstanding loan increased as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The Company incurred $0.1 million and $0.2 million of interest expense on the regional bank term loan for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022 the outstanding participation balance was $12.5 million. The loan accrued interest at an annual rate of one-month SOFR + 4.01% and matures on May 1, 2025.

Mortgage Note Payable
On September 17, 2021, the Company, in connection with the consolidating joint venture (as discussed in Note 5 - Real Estate Owned), originated a $112.7 million mortgage note payable, of which $88.7 million is eliminated in consolidation (see Note 5 - Real Estate Owned). The remaining mortgage note payable of $24.0 million is disclosed on the consolidated balance sheet. As of September 30, 2022, the loan accrued interest at an annual rate of 3.1% and matures on October 9, 2024.
Unsecured Debt
As of September 30, 2022, the Company held 30-year junior subordinated notes issued in 2005 and 2006 and maturing in 2035 and 2036, respectively, with a total face amount of $100.0 million. Note balances net of deferred issuance costs, and related weighted average interest rates as of the indicated dates (calculated including issuance cost amortization and adjusted for the effects of related derivatives held as cash flow hedges) were as follows (dollars in thousands):

	As of September 30, 2022		As of December 31, 2021
	Borrowings Outstanding	Weighted Average Rate	Borrowings Outstanding	Weighted Average Rate
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,499	3.72%	$34,470	7.86%
December 2035 ($40,000 face amount)	39,503	3.49%	39,474	7.63%
September 2036 ($25,000 face amount)	24,668	3.49%	24,650	7.67%
	$98,670	3.57%	$98,594	7.72%
The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option. Interest paid on unsecured debt, including related derivative cash flows, totaled $4.1 million during the nine months ended September 30, 2022.
Pursuant to a lending and security agreement with Security Benefit Life Insurance Company ("SBL"), which was entered into in February 2020 and amended in March and August 2020, the Company may borrow up to $100.0 million at a rate of one-month LIBOR + 4.5%. The facility has a maturity of February 10, 2023 and is secured by a pledge of equity interests in certain of the Company’s subsidiaries. The Company incurred $0.2 million and $0.7 million of interest expense on the lending agreement with SBL for the three and nine months ended September 30, 2022. As of September 30, 2022 there was no outstanding balance. As of December 31, 2021 the outstanding balance was $50.0 million.
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

Below is a summary of the Company's MRAs as of September 30, 2022 and December 31, 2021 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of September 30, 2022
JP Morgan Securities LLC	$48,817	$301	$57,468	3.95%	27
Goldman Sachs International	—	—	—	N/A	N/A
Barclays Capital Inc.	63,796	513	80,331	3.78%	19
Citigroup Global Markets, Inc.	—	—	—	N/A	N/A
Total/Weighted Average	$112,613	$814	$137,799	3.85%	23

As of December 31, 2021
JP Morgan Securities LLC	$19,025	$261	$24,087	1.14%	10
Goldman Sachs International	—	37	—	N/A	N/A
Barclays Capital Inc.	15,286	526	19,131	1.21%	14
Citigroup Global Markets, Inc.	—	81	—	N/A	N/A
Total/Weighted Average	$34,311	$905	$43,218	1.71%	12
________________________________________________________
(1) Includes $62.9 million and $43.2 million of CLO notes, held by the Company, which are eliminated within the real estate securities, at fair value line in the consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.
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

Repurchase agreements (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

	Collateral Carrying Amount	Accrued Interest Receivable	Borrowings Outstanding	Weighted Average Borrowing Rates
As of September 30, 2022
Repurchase arrangements secured by Agency securities with maturities of 30 days or less	$235,563	$528	$225,000	3.16%

As of December 31, 2021
Repurchase arrangements secured by Agency securities with maturities of 30 days or less	$4,327,020	$8,908	$4,144,473	0.13%
As of September 30, 2022, the Company’s repurchase agreements collateralized by RMBS totaled $225.0 million with 3 counterparties at average rates of 3.16%. Average repurchase agreements outstanding were $230.0 million in the third quarter of 2022. Average repurchase agreements outstanding differed from respective period-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff and asset sales. Interest paid on repurchase agreements, including related derivative cash flows, totaled $7.0 million during the nine months ended September 30, 2022.
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
To help mitigate exposure to rising short-term interest rates, we may economically hedge the portfolio of repurchase agreements using derivatives supplemented with longer-maturity repurchase agreements when available at attractive rates and terms. As of September 30, 2022, the Company did not hold any RMBS portfolio financing-related interest rate swap agreements. As of September 30, 2022, we expect to have no net cash obligations related to repurchase agreement-related interest rate swap agreements after considering the variable-rate payments owed to us under the agreements’ terms based on market interest rate expectations as of quarter-end.

The following tables summarize our Repurchase Agreements, Commercial Mortgage Loans and our MRAs for the nine months ended September 30, 2022, 2021, and 2020, respectively:

	As of September 30, 2022
	Amount Outstanding			Average Outstanding Balance
	Q1	Q2	Q3	Q1	Q2	Q3
Repurchase Agreements, Commercial Mortgage Loans	$522,890	$832,034	$699,408	$813,144	$834,337	$709,679
Repurchase Agreements, Real Estate Securities	$54,610	$53,288	$112,613	$44,744	$54,033	$53,688
Repurchase Agreements, Real Estate Securities held as trading	$1,659,931	$240,000	$225,000	$3,055,413	$1,818,495	$230,011

	As of September 30, 2021
	Amount Outstanding			Average Outstanding Balance
	Q1	Q2	Q3	Q1	Q2	Q3
Repurchase Agreements, Commercial Mortgage Loans	$152,925	$287,462	$550,156	$340,485	$282,891	$331,871
Repurchase Agreements, Real Estate Securities	$88,272	$46,510	$46,531	$123,322	$57,301	$46,527

	As of September 30, 2020
	Amount Outstanding			Average Outstanding Balance
	Q1	Q2	Q3	Q1	Q2	Q3
Repurchase Agreements, Commercial Mortgage Loans	$234,524	$226,224	$187,033	$282,282	$238,280	$197,632
Repurchase Agreements, Real Estate Securities	$496,880	$333,256	$177,541	$412,809	$351,202	$316,229
The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the nine months ended September 30, 2022, the maximum average outstanding balance was $5.3 billion, of which $1.1 billion was related to repurchase agreements on our commercial mortgage loans and $4.2 billion for repurchase agreements on our real estate securities.
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
Distributions on our common stock are payable when declared by our board of directors.

Dividends payable on each share of Series C Preferred Stock and Series H Preferred Stock are generally equal to the quarterly dividend that would have been paid had such share of preferred stock been converted to a share of common stock, except to the extent common stock dividends have been reduced below certain specified levels. To the extent dividends on shares of preferred stock are not authorized and declared by our board of directors and paid by the Company monthly, the dividend amounts will accrue.
Holders of shares of the Series E Preferred Stock are entitled to receive, when, as and if authorized by our board of directors and declared by the Company, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 7.50% of the $25.00 per share liquidation preference per annum (equivalent to $1.875 per annum per share).
In September 2022, the Company's board of directors declared the following third quarter 2022 dividends: (i) a quarterly cash dividend of $0.355 per share on the Company's common stock (equivalent to $1.42 per annum), (ii) a third quarter 2022 dividend of $106.22 per share on the Company’s Series C Preferred Stock and Series H Preferred Stock, and (iii) a third quarter 2022 dividend of $0.46875 per share on the Company’s Series E Preferred Stock, all of which were paid in October 2022 to holders of record on September 30, 2022.
The below table shows the distributions paid on shares outstanding of common stock during the nine months ended September 30, 2022 and September 30, 2021 (dollars in thousands):

	Nine Months Ended September 30, 2022
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 7, 2022	$12,435	$91
April 11, 2022	15,616	112
July 11, 2022	28,979	907
Total	$57,030	$1,110

	Nine Months Ended September 30, 2021
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 4, 2021	$9,652	$2,584
April 1, 2021	9,603	2,530
July 8, 2021	12,170	—
Total	$31,425	$5,114
Cash Flows
Cash Flows for the Nine Months Ended September 30, 2022
Net cash provided by operating activities for the nine months ended September 30, 2022 was $130.6 million. This was driven by net loss of $13.0 million, which when excluding the following non-cash items, (i) $113.7 million related to trading losses on real estate securities, (ii) $12.8 million related to derivative instruments and (iii) $31.0 million increase in provision for credit losses, results in net cash inflow. This inflow is coupled with $48.1 million net changes of assets and liabilities, partially offset by net outflows of $10.3 million related to originations of and proceeds from sales of commercial mortgage loans, measured at fair value and realized gains of $55.3 million on swap terminations.
Net cash provided by investing activities for the nine months ended September 30, 2022 was $3,202.0 million. Cash inflows were primarily driven by the sale of real estate securities of $3,731.7 million, principal repayments on commercial mortgage loans, held for investment of $965.7 million, principal collateral received on mortgage investments of $533.9 million and $9.3 million received from sale of commercial mortgage loans, held for sale. Inflows were offset by proceeds for originations and purchases of $1,964.2 million of commercial mortgage loans, held for investment and $75.0 million for the purchase of real estate securities.

Net cash used in financing activities for the nine months ended September 30, 2022 was $3,238.9 million. Cash outflows were primarily driven by our net repayments on CMBS MRAs of $3,841.2 million, net repayments from borrowings on repurchase agreements - commercial mortgage loans and unsecured debt of $320.2 million and $50.0 million, respectively, the $102.9 million used for cash distributions to stockholders and the $11.0 million paid for common stock repurchases. Outflows were offset by net borrowings on CLOs of $1,021.1 million and a total of $65.2 million of cash collateral and proceeds received on interest rate swaps and settlements.
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
Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of September 30, 2022 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$8,000	$449,828	$74,755	$—	$532,583
Repurchase agreements - commercial mortgage loans	423,384	276,024	—	—	699,408
Repurchase agreements - real estate securities	337,613	—	—	—	337,613
CLOs (2)	—	—	—	3,200,606	3,200,606
Mortgage Note Payable	—	—	—	23,998	23,998
Unsecured debt	—	—	—	98,670	98,670
Other financing and loan participation - commercial mortgage loans	40,652	—	12,515	—	53,167
Total	$809,649	$725,852	$87,270	$3,323,274	$4,946,045
________________________________________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $453.4 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligations line of the consolidated balance sheet as of September 30, 2022.

In addition to its cash requirements, the Company pays a quarterly dividend and has an existing share repurchase authorization. As of September 30, 2022, the Company’s quarterly cash dividend was $0.355 per share of common stock (which was paid on an as-converted basis on the Company’s shares of Series C Preferred Stock and Series H Preferred Stock), and $0.46875 per share on the Company’s shares of Series E Preferred Stock. The payment of future dividends is subject to declaration by the board of directors. The Company’s board of directors also has authorized a $65.0 million share repurchase program, that is currently operative following the conclusion of the $35.0 million open market share purchase program the Advisor implemented in connection with the Company’s merger with Capstead. The authorization does not obligate the Company to acquire any specific number of shares.
Related Party Arrangements
Refer to “Note 11 - Related Party Transactions and Arrangements” for a summary of the Company’s related party arrangements.
Non-GAAP Financial Measures
Distributable Earnings and Run-Rate Distributable Earnings
Distributable Earnings is a non-GAAP measure, which the Company defines as GAAP net income (loss), adjusted for (i) non-cash CLO amortization acceleration and amortization over the expected useful life of the Company's CLOs, (ii) unrealized gains and losses on loans, derivatives and ARMs, including CECL reserves and impairments, (iii) non-cash equity compensation expense, (iv) depreciation and amortization, (v) non-cash incentive fee accruals, (vi) certain other non-cash items, and (vii) impairments of acquisition assets related to the Capstead merger. Further, Run-Rate Distributable Earnings, a non-GAAP measure, presents Distributable Earnings before trading and derivative gain/loss on residential adjustable-rate mortgage securities.
The Company believes that Distributable Earnings and Run-Rate Distributable Earnings provide meaningful information to consider in addition to the disclosed GAAP results. The Company believes Distributable Earnings is a useful financial metric for existing and potential future holders of its common stock as historically, over time, Distributable Earnings has been an indicator of dividends per share. As a REIT, the Company generally must distribute annually at least 90% of its net taxable income, subject to certain adjustments, and therefore believes dividends are one of the principal reasons stockholders may invest in its common stock. Further, Distributable Earnings helps investors evaluate performance excluding the effects of certain transactions and GAAP adjustments that the Company does not believe are necessarily indicative of current loan portfolio performance and the Company's operations and is one of the performance metrics the Company's board of directors considers when dividends are declared. The Company believes Run-Rate Distributable Earnings is a useful financial metric because it presents the Distributable Earnings of its core businesses, net of the impacts of the trading and derivative gain/loss on the residential adjustable-rate mortgage securities acquired from Capstead, which the Company is actively in the process of liquidating from its portfolio.
Distributable Earnings and Run-Rate Distributable Earnings do not represent net income (loss) and should not be considered as an alternative to GAAP net income (loss). The methodology for calculating Distributable Earnings and Run-Rate Distributable Earnings may differ from the methodologies employed by other companies and thus may not be comparable to the Distributable Earnings reported by other companies.

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Run-Rate Distributable Earnings as of September 30, 2022 and September 30, 2021 (amounts in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
GAAP Net Income	$35,258	$38,495	$(12,958)	$98,651
Adjustments:
CLO amortization acceleration (1)	(1,226)	(867)	999	(2,401)
Unrealized (gain)/loss on financial instruments (2)	(1,624)	(325)	16,498	(401)
Unrealized (gain)/loss reversal - ARMs	2,742	—	37,862	—
Incentive fees	(2,461)	4,280	(5,917)	8,046
Non-Cash Compensation Expense	833	—	833	—
Depreciation and amortization	1,295	—	3,886	812
Increase/(decrease) in provision for credit losses	(599)	(1,613)	30,976	(5,452)
Loan Workout Charges (3)	205	—	5,105	—
Realized trading and derivatives (gain)/loss on ARMs	(155)	—	21,927	—
Run Rate Distributable Earnings (4)	$34,268	$39,970	$99,211	$99,255
Realized trading and derivatives gain/(loss) on ARMs	155	—	(21,927)	—
Distributable Earnings	$34,423	$39,970	$77,284	$99,255
Average Common & Common Equivalents	$1,422,040	$1,063,428	$1,470,751	$1,044,583
7.5% Cumulative Redeemable Preferred Stock, Series E Dividend	$4,842	$—	$14,525	$—
GAAP Net Income (Loss) ROE	8.6%	14.5%	(2.5)%	12.6%
Run-Rate Distributable Earnings ROE	8.3%	15.0%	7.7%	12.7%
Distributable Earnings ROE	8.3%	15.0%	5.7%	12.7%
GAAP Net Income Per Share, Fully Converted	$0.34	$0.67	$(0.31)	$1.72
Run-Rate Distributable Earnings Per Share, Fully Converted	$0.33	$0.69	$0.94	$1.73
Distributable Earnings Per Share, Fully Converted	$0.33	$0.69	$0.70	$1.73
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
As of September 30, 2022 and December 31, 2021, our portfolio included 163 and 161 variable rate investments, respectively, based on LIBOR and SOFR (or "indexing rates") for various terms. Borrowings under our financing arrangements are also based on LIBOR and SOFR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity. The changes in the portfolio for each basis points increase/decrease is a change from the base scenario.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	September 30, 2022	December 31, 2021
(-) 25 Basis Points	(1.73)%	2.08%
Base Interest Rate	—%	—%
(+) 50 Basis Points	3.41%	(1.74)%
(+) 100 Basis Points	6.81%	(1.64)%
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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
Please refer to “Litigation and Regulatory Proceedings” in “Note 10 - Commitments and Contingencies” to the consolidated financial statements included in this report. The Company believes that these proceedings, individually or in the aggregate, will not have a material impact on the Company’s financial condition, operating results or cash flows.
Loan Fraud Lawsuit
On July 26, 2022, the Company (through a subsidiary) filed a lawsuit in the District Court of Dallas County, Texas, against, among others, the borrower, the individual sponsor of the borrower, and the guarantors under a first priority mortgage loan that the Company, along with a separate fund affiliated with the Company's external manager, originated in April 2022. The original principal balance of the Company’s loan is $113.2 million. The loan is secured by a portfolio of twenty-four properties that are net leased to Walgreens (the “Collateral Properties”). As described in more detail in the complaint filed in Dallas County, in July 2022, the Company determined that the borrower had provided the Company with numerous falsified and forged documents in connection with the underwriting of the loan. Such documentation significantly and fraudulently inflated the purported value of the Collateral Properties by misrepresenting the rent rates and maturity dates of the Walgreens leases at the Collateral Properties, among other things. On July 27, 2022, the court issued a temporary restraining order freezing the assets of the borrower, the borrower’s sponsor and his parents, and any proceeds from our loan, pending the next scheduled legal proceeding in August 2022. The Company has also reported the fraud to criminal authorities and is assisting such authorities with their consideration of the matter. On October 10, 2022, the District Court of Dallas County entered a judgment in favor of the Company and its affiliated fund against the Borrower, the sponsor and certain of his family members, and certain related companies involved in the fraud, in the amount of $158.6 million, with $1.0 million of additional exemplary damages against the Borrower and $3 million of additional exemplary damages against the sponsor. In addition, the Company has commenced foreclosure proceedings against its collateral properties. As of the date of this filing, the Company has taken title to seven collateral properties in Alabama, Tennessee and Mississippi. The Company intends to continue to pursue all available legal remedies as set forth in the complaint against any party determined to have been involved in, or that improperly benefited from, the scheme. The collectability, if any, of amounts of legal judgments we have achieved to date and that we may achieve in the future is not currently determinable.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes from these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Advisor committed to a $35 million open market share purchase program in connection with the Capstead acquisition. As of July 8, 2022, the Advisor had purchased its entire $35 million commitment. The Company’s board of directors has authorized a $65 million share repurchase program that has now become operative following the conclusion of the Advisor's purchase program. The Company’s share repurchase program authorizes share repurchases at prices below the most recently reported book value per share as determined in accordance with GAAP. Purchases made under the Company’s program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any purchases by the Company will be determined by the Company in its reasonable business judgment and consistent with the exercise of their legal duties and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Company share repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company’s share repurchase program will remain open until at least December 31, 2023 or until the capital committed to the applicable repurchase program has been exhausted, whichever is sooner. Repurchases under the Company’s share repurchase program may be suspended from time to time at the Company’s discretion without prior notice.

The following table sets forth purchases of the Company's common stock under the share purchase programs for the quarter ended September 30, 2022:

	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
July 1, 2022 - July 31, 2022 (3)	190,199	13.33	190,199	—
August 1, 2022 - August 31, 2022	—	—	—	—
September 1, 2022 - September 30, 2022	931,053	11.85	931,053	53,964,248
Total	1,121,252	$12.10	1,121,252	$53,964,248
_______________________
(1) Except as noted in footnote (3), all of the purchases listed in the table above were made in the open market under the Company's share purchase program announced on July 26, 2021, including under a Rule 10b5-1 plan adopted by the Company.
(2) The average price paid per share represents the average of the gross purchase price per share, inclusive of any broker’s fees or commissions.
(3) All of these shares were purchased under the Advisor’s purchase program.
Subsequent to September 30, 2022, the Company repurchased 485,316 additional shares of common stock at an average price of $11.42 for an aggregate of $5.5 million. As of November 4, 2022, $48.4 million remains available under the Company’s share repurchase program.
Unregistered Sales of Equity Securities
None.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
Articles Supplementary of Franklin BSP Realty Trust, Inc., dated October 13, 2022, relating to Series I Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2022).

10.1*	Amendment No. 12 to Pricing Side Letter, dated as of July 12, 2022, between the Company, Column Financial, Inc. and Credit Suisse AG.
10.2*
Amendment No. 9 to Amended and Restated Uncommitted Master Repurchase Agreement and Amendment to No. 3 to Amended and Restated Fee and Pricing Letter, dated as of July 7, 2022, between the Company, JPM Loan, LLC and JPMorgan Chase Bank,National Association.

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

101*	XBRL (eXtensible Business Reporting Language). The following materials from Benefit Street Partners Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________________________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin BSP Realty Trust, Inc.
November 9, 2022	By	/s/ Richard J. Byrne
Name: Richard J. Byrne
Title: Chief Executive Officer and President
(Principal Executive Officer)

November 9, 2022	By	/s/ Jerome S. Baglien
Name: Jerome S. Baglien
Title: Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)