Form 10-K
period 2022-12-31
Franklin BSP Realty Trust, Inc.
filed 2023-03-16
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2022
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity (not including shares of common stock underlying outstanding shares of convertible preferred stock) held by non-affiliates as of June 30, 2022 was $1,123.9 million. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
The number of outstanding shares of the registrant's common stock on March 1, 2023 was 82,885,961 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed by Franklin BSP Realty Trust, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual Meeting of Stockholders to be held on May 31, 2023 will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2022.

FRANKLIN BSP REALTY TRUST, INC.

FORM 10-K
Year Ended December 31, 2022

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
•changes in our business and investment strategy;
•our ability to make investments in a timely manner or on acceptable terms;
•the impact of the COVID-19 pandemic or similar national health crises
•changes in credit market conditions and our ability to obtain long-term financing for our investments in a timely manner and on terms that are consistent with what we project when we invest;
•changes in interest rates, including as a result of efforts to address inflation;
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
Risks Related to Our Financing Strategy
•We have a significant amount of indebtedness and may need to incur more in the future.
•Our business strategy depends on us being able to earn returns on loans we make in excess of the interest we pay on our borrowings.
•We utilize short-term borrowings to finance many of our investments and subsequently rely on the availability of collateralized debt and loan obligation securitization markets to provide long-term financing.
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
•We use short-term borrowings, such as credit facilities and repurchase agreements to finance our investments, which require us to provide additional collateral in the event the lender determines there is a decrease in the fair value of our collateral, and these calls for collateral could significantly impact our liquidity position.
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
•Difficulty in redeploying the proceeds from repayments of our existing loans and other investments could materially and adversely affect us.
•Delays in liquidating defaulted commercial real estate debt and subsequently the equity or asset could reduce our investment returns.
•Subordinate commercial real estate debt that we originate or acquire could expose us to greater losses.
•We may be subject to risks associated with construction lending, such as declining real estate values, cost overruns and delays in completion.
•Jurisdictions with one action or security first rules or anti-deficiency legislation may limit the ability to foreclose on the property or to realize the obligation secured by the property by obtaining a deficiency judgment.
•Investments in non-conforming or non-investment grade rated loans or securities involve greater risk of loss.
•Insurance may not cover all potential losses on the properties underlying our investments which may harm the value of our assets.
•We invest in commercial mortgage-backed securities ("CMBS"), which may include subordinate securities, which entails certain risks.
•The CMBS in which we may invest are subject to the risks of the mortgage securities market as a whole and risks of the securitization process.
•We may not control the special servicing of the mortgage loans underlying the CMBS in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.
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
•Some of our investments will be carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.
•Competition with third parties for originating and acquiring investments may reduce our profitability.
•Our due diligence may not reveal all material issues relating to our origination or acquisition of a particular investment.
•We may be unable to restructure loans in a manner that we believe maximizes value, particularly if we are one of multiple creditors in large capital structures.
•We may be subject to risks associated with future advance obligations, such as declining real estate values and operating performance.

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
•We enter into hedging transactions that could expose us to contingent liabilities in the future.
Risks Related to Conflicts of Interest
•The Advisor faces conflicts of interest relating to purchasing commercial real estate-related investments, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
•The Advisor and its employees face competing demands relating to their time, and this may cause our operating results to suffer.
•The fee structure set forth in the Advisory Agreement may not create proper incentives for the Advisor.
•Our Advisor manages our portfolio pursuant to broad investment guidelines and is not required to seek the approval of our board of directors for each investment, financing, asset allocation or hedging decision made by it, which may result in our making riskier loans and other investments and which could materially and adversely affect us.
•Our Advisor maintains a contractual as opposed to a fiduciary relationship with us. Our Advisor’s liability is limited under our Advisor Agreement, and we have agreed to indemnify our Advisor against certain liabilities.
•Termination of our Advisory Agreement would be costly.
Risks Related to Our Corporate Structure
•The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
•Certain provisions of Maryland law could inhibit a change in control of our Company.
•The value of our common stock may be reduced if we are required to register as an investment company under the Investment Company Act.
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
Risks Related to an Investment in Franklin BSP Realty Trust, Inc.
•The COVID-19 pandemic and similar health crises have, and may in the future, adversely impact our business and the business of many of our borrowers.
•We may be unable to maintain or increase cash distributions over time, or may decide to reduce the amount of distributions for business reasons.
•Our business could suffer in the event our Advisor or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.
•If we fail to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
•We are subject to risks related to corporate social responsibility.
v

PART I
Item 1. Business
Franklin BSP Realty Trust, Inc. (the “Company”), is a real estate finance company that primarily originates, acquires and manages a diversified portfolio of commercial real estate debt investments secured by properties located within and outside the United States. We are a Maryland corporation and have made tax elections to be treated as a real estate investment trust (a "REIT") for U.S. federal income tax purposes since 2013. We believe that we have qualified as a REIT and we intend to continue to meet the requirements for qualification and taxation as a REIT. Substantially all of our business is conducted through Benefit Street Partners Realty Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. We are the sole general partner and directly or indirectly hold all of the units of limited partner interests in the OP. One or more of our wholly-owned subsidiaries are treated as taxable REIT subsidiaries (each a “TRS”), and are subject to U.S. federal, state and local income taxes.
The Company has no employees. Benefit Street Partners L.L.C. serves as our advisor ("Advisor") pursuant to an advisory agreement (the "Advisory Agreement"). The Advisor, an investment adviser registered with the SEC, is a credit-focused alternative asset management firm that was established in 2008. Our Advisor's credit platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies including high yield, levered loans, private/opportunistic debt, liquid credit, structured credit and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass the platform. The Advisor manages the Company's affairs on a day-to-day basis. The Advisor receives compensation fees and reimbursements for services related to the investment and management of the Company's assets and the operations of the Company. The advisor is a wholly-owned subsidiary of Franklin Resources, Inc., which together with its various subsidiaries operates as "Franklin Templeton”.
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans which the Company intends to sell through its TRS into commercial mortgage-backed securities ("CMBS") securitization transactions. Historically this business has focused primarily on CMBS, commercial real estate collateralized loan obligation bonds ("CRE CLO bonds"), collateralized debt obligations ("CDOs") and other securities. As a result of the October 2021 acquisition of Capstead Mortgage Corporation ("Capstead"), the Company acquired a portfolio of residential mortgage backed securities (“RMBS”) in the form of residential adjustable-rate mortgage pass-through securities ("ARM Agency Securities" or "ARMs") issued and guaranteed by government-sponsored enterprises or by an agency of the federal government. Although the Company continues to hold a small portion of this portfolio it does not intend to do so long-term and intends to reinvest proceeds from the remaining portion of the portfolio in its other businesses. The Company also owns real estate that was either acquired by the Company through foreclosure or deed in lieu of foreclosure, or that was purchased for investment, typically subject to triple net leases.
Investment Objectives
Our objective is to provide our common shareholders attractive, risk-adjusted returns through a stable dividend and capital growth.
Investment Strategies and Policies
We have four investment strategies. Our first and primary strategy is to originate, acquire and manage a diversified portfolio of commercial real estate debt, including first mortgage loans, subordinate loans, mezzanine loans and participations in such loans. We expect that our portfolio of debt investments will be secured by real estate located within and outside the United States and diversified by property type and geographic location. Our second strategy is to invest in real estate securities, such as CMBS, CRE CLO Bonds, senior unsecured debt of publicly-traded REITs and CDO notes. Our third strategy is to originate conduit loans and sell them through our TRS business into CMBS securitization transactions. Our fourth strategy is to maximize cash flows from real estate acquired by the Company through foreclosure and deed in lieu of foreclosure, and purchases of real estate that generally are, or will be, subject to a triple net lease.

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
Real Estate Securities
In addition to our focus on origination of and investments in commercial real estate debt, we may also acquire real estate securities, such as CMBS, CRE CLO Bonds, RMBS, CDO notes, and equity investments in entities that own commercial real estate.
CMBS & CRE CLO Bonds
CMBS and CRE CLO Bonds are securities that are collateralized by, or evidence ownership interests in, a single commercial mortgage loan or a partial or entire pool of mortgage loans secured by commercial properties. CMBS and CRE CLO Bonds are generally pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They are typically issued in multiple tranches whereby the more senior classes are entitled to priority distributions of specified principal and interest payments from the trust’s underlying assets. The senior classes are often securities which, if rated, would have ratings ranging from low investment grade “BBB-” to higher investment grades “A,” “AA” or “AAA.” The junior, subordinated classes typically would include one or more non-investment grade classes which, if rated, would have ratings below investment grade “BBB.” Losses and other shortfalls from expected amounts to be received on the mortgage pool are borne first by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled. We may invest in senior or subordinated, investment grade or non-investment grade CMBS and CRE CLO Bonds, as well as unrated CMBS and CRE CLO Bonds.
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
CDO Notes
CDOs are multiple class debt notes, secured by pools of assets, such as CMBS and mezzanine loans. Like typical securitization structures, in a CDO, the assets are pledged to a trustee for the benefit of the holders of the bonds. CDOs often have reinvestment periods that typically last for five years, during which time, proceeds from the sale of a collateral asset may be invested in substitute collateral. Upon termination of the reinvestment period, the static pool functions very similarly to a CMBS securitization where repayment of principal allows for redemption of bonds sequentially.
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
Investment Process
Our Advisor has the authority to make all the decisions regarding our investments consistent with the investment guidelines and borrowing policies approved by our board of directors and subject to the direction and oversight of our board of directors. With respect to investments in commercial real estate debt, our board of directors has adopted investment guidelines that our Advisor must follow when acquiring such assets on our behalf . We will not purchase assets in which our Advisor, any of our directors or any of their affiliates has an interest without a determination by a majority of our directors (including a majority of the independent directors) not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the asset to the affiliated seller, unless there is substantial justification for the excess amount and such excess is reasonable. Our investment guidelines and borrowing policies may be altered by a majority of our directors without approval of our stockholders. Our Advisor may not alter our investment guidelines or borrowing policies without the approval of a majority of our directors, including a majority of our independent directors.
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
We expect to use additional debt financing as a source of capital. We intend to employ reasonable levels of borrowing in order to provide more cash available for investment and to generate improved returns. We believe that careful use of leverage will help us to achieve our diversification goals and potentially enhance the returns on our investments. Our board of directors oversees our aggregate borrowing levels.
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

Employees
As of December 31, 2022, we had no employees. Our executive officers serve as officers of our Advisor and are employed by an affiliate of our Advisor. The employees of the Advisor and other affiliates of the Advisor perform a full range of real estate services for us, including origination, acquisitions, accounting, legal, asset management, wholesale brokerage, and investor relations services. We are dependent on these affiliates for services that are essential to us, including asset acquisition decisions, and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
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
Risk Related to Our Financing Strategy
We have a significant amount of indebtedness and may need to incur more in the future.
We have substantial indebtedness. In connection with executing our business strategies, we expect to evaluate the possibility of originating, funding, and acquiring additional commercial real estate debt and making other strategic investments, and we may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness could have material adverse consequences, including:
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

Our business strategy depends on us being able to earn returns on loans we make in excess of the interest we pay on our borrowings.
We try to generate financial returns by making and investing in loans and debt securities that generate returns in excess of our cost of capital. Our ability to execute this strategy depends on various conditions in the financing markets that are beyond our control, including liquidity, fluctuations in prevailing interest rates and credit spreads. Interest rate and credit spread fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. Changes in the level of interest rates and credit spreads also may affect our ability to make loans or investments, the value of our loans and investments and our ability to realize gains from the disposition of assets. Increases in interest rates and credit spreads may also negatively affect demand for loans and could result in higher borrower default rates. We may be unable to obtain additional financing on favorable terms or, with respect to our debt and other investments, on terms that parallel the maturities of the debt originated or other investments acquired, if we are able to obtain additional financing at all.
We utilize short-term borrowings to finance many of our investments and subsequently rely on the availability of collateralized debt and loan obligation securitization markets to provide long-term financing.
We rely on short-term borrowings, such as repurchase agreements and our secured revolving credit facilities, to initially fund our investments. The term of these short-term borrowing facilities is generally shorter than the term of our investments and therefore we typically intend to refinance these short-term borrowings with long-term match-funded financing through issuances of CDO’s and CLO’s. There have been times in the past when the CDO and CLO securitization markets have effectively been closed or are only available at a cost of capital that is not practicable. If our current financing strategy became no longer viable, we would have to find alternative forms of long-term financing for our assets. This could subject us to more restrictive recourse borrowings and subject us to a cost of capital that could significantly reduce or eliminate the spread between our cost of capital and the returns on our investments. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off our short-term borrowings or pay significant fees to extend these financing arrangements.
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
•general economic or market conditions;
•the market’s view of the quality of our assets;
•the market’s perception of our growth potential;
•our current and potential future earnings and cash distributions; and
•the market price of the shares of our common stock and preferred stock.

We may need to periodically access the capital markets to, among other things, raise cash to fund new loans and investments. Unfavorable economic conditions or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. We cannot make assurances that we will be able to obtain any additional financing on favorable terms or at all.
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
Our commercial real estate debt and real estate securities generally are directly or indirectly secured by a lien on real property. The occurrence of a default on a commercial real estate debt investment could result in our acquiring ownership of the property. We do not know whether the values of the properties ultimately securing our commercial real estate debt and loans underlying our securities will remain at the levels existing on the dates of origination of these loans and the dates of origination of the loans ultimately securing our securities, as applicable. In addition, our borrowers could engage in fraudulent efforts to inflate the values of the underlying properties. If the values of the properties drop or are fraudulently inflated, our risk will increase because of the lower value of the security and reduction in borrower equity associated with such loans. In this manner, real estate values could impact the values of our debt and security investments. Therefore, our commercial real estate debt and securities investments are subject to the risks typically associated with real estate.
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
The U.S. and global financial markets experienced significant disruptions in the past, during which times global credit markets collapsed, borrowers defaulted on their loans at historically high levels, banks and other lending institutions suffered heavy losses and the value of real estate declined. During such periods, such as the 2008 Global Financial Crisis, the financing available for real estate finance companies was significantly adversely effected. Instability in the U.S. and global financial markets in the future could be caused by any number of factors beyond our control, including, without limitation, terrorist attacks or other acts of war and adverse changes in national or international economic, market and political conditions or another health pandemic. Any future sustained period of increased payment delinquencies, foreclosures or losses could adversely affect both our net interest income from loans in our portfolio as well as our ability to originate and acquire loans, which would materially and adversely affect us.
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
In the event of any default under our commercial real estate debt investments and in the loans underlying our real estate securities, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the collateral and the principal amount of the loan. Certain states in which the collateral securing our commercial real estate debt and securities is located may have laws that prohibit more than one judicial action to enforce a mortgage obligation, requiring the lender to exhaust the real property security for such obligation first or limiting the ability of the lender to recover a deficiency judgment from the obligor following the lender’s realization upon the collateral, in particular if a non-judicial foreclosure is pursued. These statutes may limit the right to foreclose on the property or to realize the obligation secured by the property.
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
We generally require that each of the borrowers under our commercial real estate debt investments obtain comprehensive insurance covering the mortgaged property, including liability, fire and extended coverage. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes that may be uninsurable or not economically insurable. Climate change may exacerbate the frequency and severity of these types of events. We may not require borrowers to obtain certain types of insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the property, which might impair our security and decrease the value of the property.
We invest in CMBS and CRE CLO Bonds, which may include subordinate securities, which entails certain risks.
We invest in a variety of CMBS and CRE CLO Bonds, which may include subordinate securities that are subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS and CRE CLO Bonds entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multifamily mortgage loans. Consequently, CMBS and CRE CLO Bonds will be adversely affected by payment defaults, delinquencies and losses on the underlying commercial real estate loans. Furthermore, if the rental and leasing markets deteriorate, it could reduce cash flow from the loan pools underlying our CMBS and CRE CLO Bonds investments. The CMBS and CRE CLO Bonds market is dependent upon liquidity for refinancing and will be negatively impacted by a slowdown in the new issue CMBS and CRE CLO Bonds market.
Additionally, CMBS and CRE CLO Bonds is subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. Additional risks may be presented by the type and use of a particular commercial property. For example, special risks are presented by hospitals, nursing homes, hospitality properties and certain other property types. Commercial property values and net operating income are subject to volatility, which may result in net operating income becoming insufficient to cover debt service on the related commercial real estate loan, particularly if the current economic environment deteriorates. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project rather than upon the liquidation value of the underlying real estate. Furthermore, the net operating income from and value of any commercial property are subject to various risks. The exercise of remedies and successful realization of liquidation proceeds relating to CMBS and CRE CLO Bonds may be highly dependent upon the performance of the servicer or special servicer. Expenses of enforcing the underlying commercial real estate loans (including litigation expenses) and expenses of protecting the properties securing the commercial real estate loans may be substantial. Consequently, in the event of a default or loss on one or more commercial real estate loans contained in a securitization, we may not recover a portion or all of our investment.
The CMBS and CRE CLO Bonds in which we may invest are subject to the risks of the mortgage securities market as a whole and risks of the securitization process.
The value of CMBS and CRE CLO Bonds may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. Due to our investment in subordinate CMBS, we are also subject to several risks created through the securitization process. Our subordinate CMBS and CRE CLO Bonds are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes delinquent loans, there is a risk that the interest payment on subordinate CMBS and CRE CLO Bonds will not be fully paid. Subordinate CMBS and CRE CLO Bonds are also subject to greater credit risk than those CMBS and CRE CLO Bonds that are senior and generally more highly rated.
We may not control the special servicing of the mortgage loans underlying the CMBS and CRE CLO Bonds in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.
Overall control over the special servicing of the underlying mortgage loans of the CMBS and CRE CLO Bonds may be held by a directing certificate holder, which is appointed by the holders of the most subordinate class of such CMBS and CRE CLO Bonds. We ordinarily do not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions that could adversely affect our interests.

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
Interest rates increased significantly during 2022 and may continue to increase. We may invest in fixed-rate CMBS and other fixed-rate investments. Under a normal yield curve, an investment in these instruments will decline in value if long-term interest rates increase. We will also invest in floating-rate investments, for which decreases in interest rates will have a negative effect on interest income. Declines in fair value may ultimately reduce income or result in losses to us, which may negatively affect cash available for distribution.
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
Most of our investments are illiquid. As a result, our ability to sell commercial real estate debt, securities or properties in response to changes in economic and other conditions, could be limited, even at distressed prices. The Internal Revenue Code also places limits on our ability to sell properties held for fewer than two years. These considerations could make it difficult for us to dispose of any of our assets even if a disposition were in the best interests of our stockholders. As a result, our ability to vary our portfolio in response to further changes in economic and other conditions may be relatively limited, which may result in losses to us.

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
Before making an investment, we assess the strength and skills of the management of the borrower or the operator of the property and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important and subjective with respect to newly organized or private entities because there may be little or no information publicly available about the entity. Even if we conduct extensive due diligence on a particular investment, there can be no assurance that this diligence will uncover all material issues relating to such investment, that the information provided by the borrower is truthful or accurate, or that factors outside of our control will not later arise. If our due diligence fails to identify material issues, we may have to write-down or write-off assets, restructure our investment or incur impairment or other charges that could result in our reporting losses. Charges of this nature could contribute to negative market perceptions about us or our shares of common stock. Refer to "Part I, Item 3. Legal Proceedings" for additional for a summary of the Company’s legal proceedings.
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
Our general financing strategy will include the use of “match-funded” structures. This means that we will seek to align the maturities of our liabilities with the maturities on our assets in order to manage the risks of being forced to refinance our liabilities prior to the maturities of our assets. We may fail to appropriately employ match-funded structures on favorable terms, or at all, including as a result of the unavailability of CDO and CLO financing options. We may also determine not to pursue a match-funded structure with respect to a portion of our financings for a variety of reasons. If we fail to appropriately employ match-funded structures, our exposure to interest rate volatility and exposure to matching liabilities prior to the maturity of the corresponding asset may increase substantially which could harm our operating results, liquidity and financial condition.
Provision for credit losses is difficult to estimate.
Our provision for credit losses is evaluated on a quarterly basis. Our determination of provision for credit losses requires us to make certain estimates and judgments. Our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our commercial real estate debt, debt structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, loan-to-value ("LTV"), potential for refinancing and expected market discount rates for varying property types. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted. In addition, our methodology for determining credit losses may differ from the methodologies employed by other companies, and may not be comparable with the credit loss allowances reported by other companies.
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
As a result of the dislocation of the credit markets in prior years, the securitization industry has become subject to additional regulation. In particular, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, various federal agencies have promulgated a rule that generally requires issuers in securitizations to retain 5% of the risk associated with the securities. While the rule as adopted generally allows the purchase of the CMBS B-Piece by a party not affiliated with the issuer to satisfy the risk retention requirement, current CMBS B-Pieces are generally not large enough to fully satisfy the 5% requirement. Accordingly, buyers of B-Pieces such as us may be required to purchase larger B-Pieces, potentially reducing returns on such investments. Furthermore, any such B-Pieces purchased by a party (such as us) unaffiliated with the issuer generally cannot be transferred for a period of five years following the closing date of the securitization or hedged against credit risk. These restrictions would reduce our liquidity and could potentially reduce our returns on such investments.
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
We rely on the Advisor and the executive officers and other key real estate professionals at our Advisor to identify suitable investment opportunities for us. Although there are restrictions in the Advisory Agreement we have entered into with the Advisor with respect to the Advisor’s ability to manage another REIT that competes with us, or to provide any services related to fixed-rate conduit lending to another person, the Advisor and its employees are not otherwise restricted from engaging in investment and investment management activities unrelated to us and do engage in these activities. Some investment opportunities that are suitable for us may also be suitable for other investment vehicles managed by the Advisor or its affiliates. Thus, the executive officers and real estate professionals of the Advisor could direct attractive investment opportunities to other entities or investors. In addition, we may in the future engage in transactions with our Advisor or affiliates of our Advisor, including co-investment transactions, and these transactions may not be on terms as favorable as transactions with third parties. Such events could result in us investing in assets that provide less attractive returns, which may reduce our ability to make distributions.
The Advisor and its employees face competing demands relating to their time, and this may cause our operating results to suffer.
The Advisor and its employees are engaged in investment and investment management activities unrelated to us. We cannot provide any assurances regarding the amount of time our Advisor and its employees will dedicate to the management of our business. Each of our officers is also an employee of our Advisor, who has now or may be expected to have significant responsibilities for other investment vehicles currently managed by the Advisor and its affiliates. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.
The fee structure set forth in the Advisory Agreement may not create proper incentives for the Advisor.
We pay the Advisor a base management fee regardless of our performance and an incentive fee that is based on our performance. Since the base management fee is based on total stockholder equity, the Advisor may be incentivized to focus on strategies that increase our equity even when doing so will not optimize the returns for our stockholders. The incentive fee may create an incentive for our Advisor to invest in assets with higher yield potential, which are generally riskier or more speculative, or sell an asset prematurely for a gain, in an effort to increase our short-term net income and thereby increase the incentive fees to which it is entitled.

Our Advisor manages our portfolio pursuant to broad investment guidelines and is not required to seek the approval of our board of directors for each investment, financing, asset allocation or hedging decision made by it, which may result in our making riskier loans and other investments and which could materially and adversely affect us.
Our Advisor is authorized to follow broad investment guidelines that provide it with substantial discretion regarding investment, financing, asset allocation and hedging decisions. Our board of directors will periodically review our investment guidelines and our portfolio but will not, and will not be required to, review and approve in advance all of our proposed loans and other investments or our Advisor’s financing, asset allocation or hedging decisions. In addition, in conducting periodic reviews, our directors may rely primarily on information provided, or recommendations made, to them by our Advisor or its affiliates. Subject to maintaining our REIT qualification and our exclusion or exemption from regulation under the Investment Company Act, our Advisor has significant latitude within the broad investment guidelines in determining the types of loans and other investments it makes for us, and how such loans and other investments are financed or hedged, which could result in investment returns that are substantially below expectations or losses, which could materially and adversely affect us.
Our Advisor maintains a contractual as opposed to a fiduciary relationship with us. Our Advisor’s liability is limited under our Advisor Agreement, and we have agreed to indemnify our Advisor against certain liabilities.
Pursuant to our Advisory Agreement, our Advisor assumes no responsibility to us other than to render the services called for thereunder in good faith and will not be responsible for any action of our board of directors in following or declining to follow its advice or recommendations, including as set forth in our investment guidelines. Our Advisor maintains a contractual as opposed to a fiduciary relationship with us. Under the terms of our Advisory Agreement, our Advisor and its affiliates and the officers, directors, equity holders, members, partners, stockholders, other equity holders and employees of our Advisor, will not be liable to us, any subsidiary of ours, our board of directors, our stockholders or any of our subsidiaries’ stockholders, members or partners for acts or omissions performed in accordance with and pursuant to our Advisory Agreement, except by reason of fraud, misappropriation or embezzlement of funds of the Company or acts or omissions constituting bad faith, willful misfeasance, intentional misconduct, gross negligence or reckless disregard of their duties under our Advisory Agreement. We have agreed to indemnify our Advisor, its affiliates and the officers, directors, equity holders, members, partners, stockholders, other equity holders and employees of our Advisor and its affiliates from any and all liability, claims, damages or losses arising in the performance of their duties, and related expenses, including reasonable attorneys’ fees in respect of or arising from any acts or omissions of such party performed in good faith under our Advisory Agreement and not constituting bad faith, fraud, willful misfeasance, intentional misconduct, gross negligence or reckless disregard of duties of such party under our Advisory Agreement. As a result, we could experience poor performance or losses for which our Advisor would not be liable.
Termination of our Advisory Agreement would be difficult and costly.
The circumstances under which we can terminate our contract with the Advisor for cause are limited and do not include performance. Termination of our Advisory Agreement without cause would be difficult and costly. The Advisory Agreement may be terminated each year without cause upon the affirmative vote of at least two-thirds of our independent directors, based upon a determination that (i) our Advisor’s performance is unsatisfactory and materially detrimental to us or (ii) the base management fee and annual incentive fee payable to our Advisory are not fair (provided that in this instance, our Advisor will be afforded the opportunity to renegotiate the management fee and incentive fees prior to termination). We are required to provide our Advisor with 180 days prior notice of any such termination. Additionally, upon such a termination, or if we materially breach the Advisory Agreement and our Advisor terminates our Advisory Agreement, the Advisory Agreement provides that we will pay our Advisory a termination fee equal to three times the sum of the average annual base management fee and the average annual incentive fee paid or payable to the Advisor during the 24-month period immediately preceding the most recently completed calendar quarter prior to the termination. These provisions increase the cost to us of terminating the Advisory Agreement and adversely affect our ability to terminate our Advisor without cause.
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

Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis:
•Our compliance depends upon the characterization of our assets and income for REIT purposes, as well as the relative values of our assets, some of which are not susceptible to a precise determination and for which we typically do not obtain independent appraisals. Moreover, we invest in certain assets with respect to which the rules applicable to REITs may be particularly difficult to interpret or to apply, including the rules applicable to financing arrangements that are structured as sale and repurchase agreements; mezzanine loans; and investments in real estate mortgage loans that are acquired at a discount, subject to work-outs or modifications, or reasonably expected to be in default at the time of acquisition. If the Internal Revenue Service ("IRS") challenged our treatment of investments for purposes of the REIT asset and income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.
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
If we were to fail to qualify as a REIT in any taxable year and are unable to avail ourselves of certain savings provisions set forth in the Internal Revenue Code, we would be subject to U.S federal and applicable state and local income tax on our taxable income at regular corporate rates. In addition, for tax years beginning after December 31, 2022, we would possibly also be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, including the nondeductible one-percent excise tax on certain stock repurchases. Losing our REIT status would reduce our net income available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow or liquidate some investments in order to pay the applicable tax. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions.
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
Our debt and securities investments may be materially affected by changes in the real estate market and economy in general. As a result, many of the terms of our debt and the mortgage loans underlying our securities may be modified to avoid taking title to a property. Under the Internal Revenue Code, if the terms of a loan are modified in a manner constituting a "significant modification," such modification triggers a deemed exchange of the original loan for the modified loan. In general, under applicable Treasury Regulations if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the REIT 75% gross income test, but will be qualifying income for purposes of the REIT 95% gross income test. Although the law is not entirely clear, a portion of the loan will likely be a non-qualifying asset for purposes of the REIT 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities possessing more than 10% of the total value of the outstanding securities of any one issuer ("10% Value Test").
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
Risks Related to an Investment in Franklin BSP Realty Trust, Inc.
Public health crises, such as the COVID-19 pandemic have, and may in the future, adversely impact our business and the business of many of our borrowers.
Public health crises, such as the COVID-19 pandemic could have repercussions across domestic and global economies and financial markets. For example, the COVID-19 pandemic resulted in many governmental authorities imposing significant restrictions on businesses and individuals that triggered economic consequences, including high unemployment, later, then high inflation, that resulted in challenging operating conditions for many businesses, particularly in the retail (including restaurants) and hospitality sectors. These actions directly and indirectly adversely effected the financing markets as well and resulted in margin calls from our lenders, which we satisfied.

The extent to which the COVID-19 pandemic and similar health crises impact our or our borrowers’ operations will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the events, treatment developments and government responses to the events. The inability of our borrowers to meet their loan obligations and/or borrowers filing for bankruptcy protection as a result of these events would reduce our cash flows, which would impact our ability to pay dividends to our stockholders.
We may be unable to maintain or increase cash distributions over time, or may decide to reduce the amount of distributions for business reasons.
There are many factors that can affect the amount and timing of cash distributions to stockholders. The amount of cash available for distributions is affected by many factors, such as the cash provided by the Company's investments and obligations to repay indebtedness as well as many other variables. There is no assurance that the Company will be able to pay or maintain the current level of distributions or that distributions will increase over time. In certain prior periods, including in 2022, distributions have been in excess of our earnings. Distributions in excess of earnings will decrease the book value per share of common stock. The Company cannot give any assurance that returns from the investments will be sufficient to maintain or increase cash available for distributions to stockholders. Actual results may differ significantly from the assumptions used by the board of directors in establishing the distribution rate to stockholders. The Company may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially adversely affect the value of our securities.
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
If we fail to maintain effective internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may be negatively affected.
This is the first year we have been subject to the requirement that our independent registered public accounting firm formally attest to the effectiveness of our internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is time consuming, costly and complicated. If, in the future, we identify material weaknesses in our internal controls over financial reporting or our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, or cause us to fail to meet our reporting obligations. We could also become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

We are subject to risks related to corporate social responsibility.
Our business faces public scrutiny related to ESG activities. We risk damage to our reputation if we or affiliates of our Advisor fail to act responsibly in a number of areas, such as diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities or the reporting thereof could impact the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations. Additionally, new legislative or regulatory initiatives related to ESG could adversely affect our business.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our headquarters are located in a leased space at 1345 Avenue of the Americas, Suite 32A, New York, New York 10105.
The Company, through foreclosure, deed in lieu of foreclosure, or purchase, possesses certain real estate owned (REO) as long-lived assets held for investment or as long-lived assets held for sale. See "Note 2. Summary of Significant Accounting Policies" to our consolidated financial statements included in this Annual Report on Form 10-K for additional disclosures on the classification of these assets and "Note 5. Real Estate Owned" for a summary of the Company's real estate owned, held for investment assets as of December 31, 2022.
Item 3. Legal Proceedings.
For a description of the Company’s legal proceedings, see “Note 10. Commitments and Contingencies” to our consolidated financial statements included in this Annual Report on Form 10-K. In addition, the Company is party to the legal proceedings set forth below.
Loan Fraud Lawsuit
On July 26, 2022, the Company (through a subsidiary) filed a lawsuit in the District Court of Dallas County, Texas, against, among others, the borrower, the individual sponsor of the borrower, and the guarantors under a first priority mortgage loan that the Company, along with a separate fund affiliated with the Company's external manager, originated in April 2022. The original principal balance of the Company’s loan is $113.2 million. The loan is secured by a portfolio of twenty-four properties that are net leased to Walgreens (the “Collateral Properties”). As described in more detail in the complaint filed in Dallas County, in July 2022, the Company determined that the borrower had provided the Company with numerous falsified and forged documents in connection with the underwriting of the loan. Such documentation significantly and fraudulently inflated the purported value of the Collateral Properties by misrepresenting the rent rates and maturity dates of the Walgreens leases at the Collateral Properties, among other things. On July 27, 2022, the court issued a temporary restraining order freezing the assets of the borrower, the borrower’s sponsor and his parents, and any proceeds from our loan, pending the next scheduled legal proceeding in August 2022. The Company also reported the fraud to criminal authorities and is assisting such authorities with their consideration of the matter. On October 10, 2022, the District Court of Dallas County entered a judgment in favor of the Company and its affiliated fund against the Borrower, the sponsor and certain of his family members, and certain related companies involved in the fraud, in the amount of $158.6 million, with $1.0 million of additional exemplary damages against the Borrower and $3 million of additional exemplary damages against the sponsor. In addition, the Company has commenced foreclosure proceedings against its collateral properties. As of the date of this filing, the Company has taken title to fourteen collateral properties in Alabama, Tennessee, Mississippi, Nebraska, North Carolina, Missouri and Maryland. The Company has also commenced and intends to continue to pursue all available legal remedies as set forth in the complaint against any party determined to have been involved in, or that improperly benefited from, the scheme. The collectability, if any, of amounts of legal judgments we have achieved to date and that we may achieve in the future is not currently determinable.
Williamsburg Hotel Bankruptcy Case
The Chapter 11 bankruptcy case of 96 Wythe Acquisition LLC, the entity that owns The Williamsburg Hotel in Brooklyn, New York, remains pending in the United States Bankruptcy Court for the Southern District of New York. On March 28, 2022, the Company (through a subsidiary) filed a motion to replace management with a Chapter 11 Trustee based on, among other things, fraud and mismanagement of the bankruptcy estate. On May 27, 2022, after a trial, the Bankruptcy Court granted the Company’s motion and installed a Chapter 11 trustee. On January 26, 2023, the Bankruptcy Court entered an order approving the sale of the hotel for $96 million; provided that an expected net distribution to the Company’s subordinate participant, the payment of certain transaction and administrative expenses, and external events outside the Company’s control including timing of closing of the sale, currently expected in 2023, would reduce the Company’s recovery.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange ("NYSE"), under the symbol "FBRT." On February 15, 2023, the last sales price for our common stock on the NYSE was $14.64 per share.
Holders
As of February 15, 2023, we had 4,029 registered holders of our common stock. The 4,029 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.
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
Stock Performance Graph
Our common stock began trading on the NYSE under the symbol “FBRT” as of October 19, 2021. The following graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Standard & Poor's 1500 (the "S&P 1500"), and the Bloomberg REIT Mortgage Index (the "Bloomberg Mortgage Index"), a published industry index, from October 19, 2021 to December 31, 2022. The graph assumes that $100 was invested on October 19, 2021 in our common stock, the S&P 1500 and the Bloomberg Mortgage Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Total Return Performance
Bloomberg Mortgage Index
S&P 1500
FBRT
110
100
90
80
70
Index Value
10/19/21
12/31/21
12/31/22

	Period Ending
Index	10/19/2021	12/31/2021	12/31/2022
FBRT	$100.00	$89.91	$85.93
Bloomberg Mortgage Index	$100.00	$94.80	$71.69
S&P 1500	$100.00	$105.52	$85.11
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
In connection with our merger with Capstead, our Advisor committed to a $35 million open market share purchase program. As of July 8, 2022, the Advisor had purchased its entire $35 million commitment under the program. In addition, the Company’s board of directors authorized a $65 million share repurchase program that became operative following the conclusion of the Advisor's purchase program. The Company’s share repurchase program authorizes share repurchases at prices below the most recently reported book value per share as determined in accordance with GAAP. Purchases made under the Company’s program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any purchases by the Company are determined by the Company in its reasonable business judgment and consistent with the exercise of its legal duties and are subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Company's share repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company’s share repurchase program will remain open until at least December 31, 2023 or until the capital committed to the applicable repurchase program has been exhausted, whichever is sooner. Repurchases under the Company’s share repurchase program may be suspended from time to time at the Company’s discretion without prior notice.
The following table sets forth purchases of the Company's common stock under the Company's share repurchase program for the year ended December 31, 2022:

	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 1, 2022 - October 31, 2022	485,316	11.42	485,316	$48,421,138
November 1, 2022 - November 30, 2022	—	—	—	—
December 1, 2022 - December 31, 2022	—	—	—	—
Total	485,316	$11.42	485,316	$48,421,138
_______________________
(1) The average price paid per share represents the average of the gross purchase price per share, inclusive of any broker’s fees or commissions.
(2) All of the purchases listed in the table above were made in the open market under the Company's share purchase program announced on July 26, 2021, including under a Rule 10b5-1 plan adopted by the Company.
As of March 1, 2023, $48.4 million remains available under the Company’s share repurchase program.
The information required by Item 5 with respect to securities authorized for issuance under equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Form 10-K.
Item 6. [Reserved]

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
This discussion contains forward-looking statements reflecting the Company’s current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections of this Annual Report on Form 10-K entitled “Risk Factors” and “Forward-Looking Statements.”
Overview
The Company is a Maryland corporation and has made tax elections to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes since 2013. The Company, through one or more subsidiaries which are each treated as a taxable REIT subsidiary ("TRS"), is indirectly subject to U.S. federal, state and local income taxes. We commenced business in May 2013. We primarily originate, acquire and manage a diversified portfolio of commercial real estate debt investments secured by properties located within and outside of the United States. Substantially all of our business is conducted through the OP, a Delaware limited partnership. We are the sole general partner and directly or indirectly hold all of the units of limited partner interests in the OP.
The Company has no employees. We are managed by our Advisor pursuant to an Advisory Agreement (the "Advisory Agreement"). Our Advisor manages our affairs on a day-to-day basis. The Advisor receives compensation and fees for services related to the investment and management of our assets and our operations.
The Advisor, an SEC-registered investment adviser, is a credit-focused alternative asset management firm. The Advisor manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies including high yield, levered loans, private / opportunistic debt, liquid credit, structured credit and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass the Advisor’s robust platform. The Advisor is a wholly-owned subsidiary of Franklin Resources, Inc., which together with its various subsidiaries operates as "Franklin Templeton".
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans which the Company intends to sell through its TRS into commercial mortgage-backed securities ("CMBS") securitization transactions at a profit. Historically this business has focused primarily on CMBS, commercial real estate collateralized loan obligation bonds ("CRE CLO bonds"), collateralized debt obligations ("CDOs") and other securities. As a result of the October 2021 acquisition of Capstead Mortgage Corporation ("Capstead"), the Company acquired a portfolio of residential mortgage-backed securities ("RMBS") in the form of residential adjustable-rate mortgage pass-through securities ("ARM Agency Securities" or "ARMs") issued and guaranteed by government-sponsored enterprises or by an agency of the federal government. Although the Company continues to hold a small portion of this portfolio it does not intend to do so long-term and intends to reinvest proceeds from the remaining portion of the portfolio in its other businesses. The Company also owns real estate which it acquires through foreclosure and deed in lieu of foreclosure, and which it purchases for investment, typically subject to triple net leases.
Impact of the Capstead Acquisition
During 2022, the Company recognized trading losses on RMBS totaling $119.2 million related to principal paydowns, changes in market price and losses on sales, net of portfolio-related derivative gains of $37.9 million for a total loss of $81.3 million related to the ARM Agency Securities portfolio. Given that the Capstead portfolio has been almost entirely liquidated and that we do not intend to continue to invest in ARM Agency Securities, we do not believe these 2022 trading losses are indicative of our future results.

Book Value Per Share
The following table calculates our book value per share as of December 31, 2022 and 2021 (dollars in thousands, except per share data):

	December 31, 2022	December 31, 2021
Stockholders' equity applicable to common stock	$1,304,238	$736,464
Shares:
Common stock	82,479,743	43,951,382
Restricted stock and restricted stock units	513,041	14,546
Total outstanding shares	82,992,784	43,965,928
Book value per share	$15.72	$16.75
The following table calculates our fully-converted book value per share as of December 31, 2022 and 2021 (dollars in thousands, except per share data):

	December 31, 2022	December 31, 2021
Stockholders' equity applicable to convertible common stock	$1,398,986	$1,543,550
Shares:
Common stock	82,479,743	43,951,382
Restricted stock and restricted stock units	513,041	14,546
Series H convertible preferred stock	5,370,640	—
Series I convertible preferred stock	299,200	—
Series C convertible preferred stock	—	418,880
Series D convertible preferred stock	—	5,370,640
Series F convertible preferred stock	—	39,733,299
Total outstanding shares	88,662,624	89,488,747
Fully-converted book value per share (1) (2)	$15.78	$17.25
________________________
(1) Fully-converted book value per share reflects full conversion of our Series H and Series I convertible preferred stock and vesting of our outstanding equity compensation awards.
(2) Excluding the amounts for accumulated depreciation and amortization of real property of $5.2 million and $1.0 million as of December 31, 2022 and 2021, respectively, would result in a fully-converted book value per share of $15.84 and $17.26 as of December 31, 2022 and 2021, respectively.
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

Credit Losses - Estimating Credit Losses
The provision for credit losses for the Company’s financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans held for investment and unfunded loan commitments represents a lifetime estimate of expected credit losses. Factors considered by the Company when determining the provision for credit losses reserve include loan-specific characteristics such as loan-to-value (“LTV”) ratio, vintage year, loan term, property type, occupancy and geographic location, financial performance of the borrower, expected payments of principal and interest, as well as internal or external information relating to past events, current conditions and reasonable and supportable forecasts.
The provision for credit losses is measured on a collective (pool) basis when similar risk characteristics exist for multiple financial instruments. If similar risk characteristics do not exist, the Company measures the provision for credit losses on an individual instrument basis. The determination of whether a particular financial instrument should be included in a pool can change over time. If a financial asset’s risk characteristics change, the Company evaluates whether it is appropriate to continue to keep the financial instrument in its existing pool or evaluate it individually.
In measuring the provision for credit losses for financial instruments including our unfunded loan commitments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the provision for credit losses is calculated as the product of PD, LGD and exposure at default (“EAD”). The Company’s model principally utilizes historical loss rates derived from a commercial mortgage backed securities database with historical losses from 1998 to 2018 provided by a reputable third party, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by an immediate reversion to average historical losses. For financial instruments assessed on an individual basis, including when it is probable that the Company will be unable to collect the full payment of principal and interest on the instrument, the Company applies a discounted cash flow (“DCF”) methodology.
For financial instruments where the borrower is experiencing financial difficulty based on the Company’s assessment at the reporting date and the repayment is expected to be provided substantially through the operation or sale of the collateral, the Company may elect to use as a practical expedient the fair value of the collateral at the reporting date when determining the provision for credit losses.
In developing the provision for credit losses for its loans held for investment, the Company performs a comprehensive analysis of its loan portfolio and assigns risk ratings to loans that incorporate management's current judgments about their credit quality based on all known and relevant internal and external factors that may affect collectability, using similar factors as those in developing the provision for credit losses. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. Risk rating categories range from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss with the ratings updated quarterly.
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
Real Estate Owned - Estimating Fair Value and Holding Period
Real estate owned assets, held for investment are carried at their estimated fair value at acquisition and presented net of accumulated depreciation and impairment charges. The Company allocates the purchase price of acquired real estate assets based on the fair value of the acquired land, building, furniture, fixtures and equipment.
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
Real estate owned assets that are probable to be sold within one year are reported as held for sale. Real estate owned assets classified as held for sale are measured at the lower of its carrying value or estimated fair value less cost to sell. Real estate owned assets are not depreciated or amortized while classified as held for sale. Interest and other expenses attributable to the liabilities of a disposal group classified as held for sale continue to be accrued. Upon the disposition of a real estate owned asset, the Company calculates realized gains and losses as net proceeds received less the carrying value of the real estate owned asset. Net proceeds received are net of direct selling costs associated with the disposition of the real estate owned asset.

Real Estate Securities - Estimating Fair Value
On the acquisition date, all of our real estate securities will be classified as available for sale ("AFS") and will be carried at fair value, with any unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. However, we may elect to transfer these assets to trading securities, and as a result, any unrealized gains or losses on such real estate securities will be recorded as unrealized gains or losses on investments in our consolidated statements of operations. Related discounts, premiums, and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to interest income in the consolidated statements of operations.
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
Real Estate Securities - Classified As Trading - Estimating Fair Value
In the merger with Capstead, we acquired a portfolio of ARM Agency Securities classified as trading and recorded at fair value on the balance sheet with trading gains and losses due to fair value changes and sales of these securities recorded in the Company's consolidated statements of operations. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors such as market liquidity conditions and the perceived credit quality of agency securities. Judgment is required to interpret market data and develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity.
Results of Operations
Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021
The Company conducts its business through the following segments:
•The real estate debt business focuses on originating, acquiring and asset managing commercial real estate debt investments, including first mortgages, subordinate mortgages, mezzanine loans and participations in such loans.
•The real estate securities business focuses on investing in and asset managing real estate securities. Historically this business has focused primarily on CMBS, CRE CLO bonds, CDO notes and other securities. As a result of the October 2021 acquisition of Capstead, the Company acquired a portfolio of ARM Agency Securities.
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

The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2022			2021
	Average Carrying Value (1)	Interest Income / Expense (2)	WA Yield / Financing Cost (3)	Average Carrying Value (1)	Interest Income / Expense (2)	WA Yield / Financing Cost (3)
Interest-earning assets:
Real estate debt	$4,917,287	$320,546	6.5%	$3,156,492	$189,090	6.0%
Real estate conduit	97,556	6,956	7.1%	75,633	3,060	4.0%
Real estate securities	1,203,242	30,203	2.5%	899,033	24,740	2.8%
Total	$6,218,085	$357,705	5.8%	$4,131,158	$216,890	5.3%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$771,223	$40,162	5.2%	$477,138	$17,299	3.6%
Other financing and loan participation- commercial mortgage loans	47,216	1,487	3.1%	36,045	1,874	5.2%
Repurchase agreements - real estate securities	1,097,874	8,850	0.8%	871,466	3,639	0.4%
Collateralized loan obligations	2,909,513	108,926	3.7%	1,821,993	35,920	2.0%
Unsecured debt	101,659	6,283	6.2%	35,268	2,103	6.0%
Total	$4,927,485	$165,708	3.4%	$3,241,910	$60,835	1.9%
Net interest income/spread		$191,997	2.4%		$156,055	3.4%
Average leverage % (4)	79.2%			78.5%
Weighted average levered yield (5)			14.9%			17.5%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the years ended December 31, 2022 and 2021, respectively.
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
Interest Income
Interest income for the years ended December 31, 2022 and 2021 totaled $357.7 million and $216.9 million, respectively. This increase was primarily due to an increase of $2.1 billion in the average carrying value of our interest-earning assets and an approximate 160 basis point increase in daily average LIBOR/SOFR rates. As of December 31, 2022, our portfolio consisted of (i) 161 commercial mortgage loans, held for investment, (ii) two commercial mortgage loans, held for sale, measured at fair value, (iii) seven investments in CRE CLO bonds and (iv) 202 RMBS investments.
Interest Expense
Interest expense for the years ended December 31, 2022 and 2021 totaled $165.7 million and $60.8 million, respectively. This increase was primarily due to an increase of $1.7 billion in the average carrying value of our interest-bearing liabilities and an approximate 160 basis point increase in daily average LIBOR/SOFR rates.
Provision/Benefit for Credit losses - CECL allowance, net
Provision for credit losses for the year ended December 31, 2022 was $36.1 million compared to a benefit of $5.2 million for the year ended December 31, 2021, which represents an increase of $41.3 million. The increase is primarily due to (i) $16.0 million higher general provision for credit losses in 2022 compared to 2021, due to the increase in the total carrying value of our portfolio and a more pessimistic view of the macroeconomic scenario utilized for the CECL model as well as (ii) a $25.3 million of specific provision for credit losses during 2022 related to a loan secured by a portfolio of twenty-four properties that are net leased, as more fully described in "Part I, Item 3. Legal Proceedings". There was no specific provision for credit losses in 2021.

Realized Gain/Loss on Real Estate Owned Assets, Held for Sale
Realized gain on the sale of two real estate owned assets, held for sale, located in Jeffersonville, IN and Kansas City, MO amounted to $9.8 million for the year ended December 31, 2021. There were no sales of real estate owned assets, held for sale, for the year ended December 31, 2022.
Realized Gain/Loss on Commercial Mortgage Loans, Held for Sale, measured at Fair Value
Realized gain on commercial mortgage loans held for sale, measured at fair value at the TRS for the year ended December 31, 2022 was $2.4 million compared to $24.2 million for the year ended December 31, 2021. The $21.8 million decrease in realized gain was primarily due to the difference in proceeds received between the $368.9 million of total sales of five fixed-rate commercial real estate loans into the CMBS securitization market during the year ended December 31, 2022 compared to the $453.6 million total sales of five such loans during the year ended December 31, 2021. Total proceeds received for the year ended December 31, 2022 were $370.2 million compared to $478.3 million for the year ended December 31, 2021.
Unrealized Gain/Loss on Commercial Mortgage, Loans Held for Sale, measured at Fair Value
Unrealized loss on commercial mortgage loans, held for sale, measured at fair value, at the TRS for the year ended December 31, 2022 was $0.5 million compared to an unrealized gain of $0.5 million for the year ended December 31, 2021. The $1.0 million increase in loss primarily resulted from the reversal of unrealized gain/loss due to the sale of fixed-rate commercial real estate loans into the CMBS securitization.
Trading Gain/Loss
Trading loss for the year ended December 31, 2022 of $119.2 million is attributable to principal paydowns, changes in market values and losses on sales of ARM Agency Securities. For the year ended December 31, 2021 we had a trading loss of $36.1 million included within the consolidated statements of operations. The loss was primarily attributable to principal paydowns, changes in market values and losses on sales of ARM Agency Securities coupled with $1.4 million in losses attributable to nine CRE CLO bonds sold during the year ended December 31, 2021.
Net Result from Derivative Transactions
Net result from derivative transactions for our ARMs portfolio for the year ended December 31, 2022 of $44.2 million is composed of a realized gain of $60.0 million partially offset by an unrealized loss of $15.8 million primarily due to termination and settlement of our interest rate swap positions throughout the year. This is compared to a net result on our derivative portfolio of $7.9 million composed of a realized gain of $0.5 million primarily due to termination and settlement of our interest rate swap positions coupled with an unrealized gain of $7.4 million primarily due to increasing values on our interest rate swap portfolio.
Provision/Benefit for Income Tax
Benefit for income tax for the year ended December 31, 2022 was $0.4 million compared to provision for income tax of $3.6 million for the year ended December 31, 2021. The difference is due to change in taxable income/(loss) at our TRS.
Net Income/Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interest in our consolidated joint ventures for the year ended December 31, 2022 amounted to $0.2 million.

Expenses from Operations
Expenses from operations for the years ended December 31, 2022 and 2021 were made up of the following (dollars in thousands):

	Year Ended December 31,
	2022	2021
Asset management and subordinated performance fee	$26,157	$28,110
Acquisition expenses	1,360	1,203
Administrative services expenses	12,928	7,658
Impairment of acquired assets	—	88,282
Professional fees	22,566	11,650
Share-based compensation expense	2,519	—
Real estate owned operating expenses	—	—
Depreciation and amortization	5,408	2,107
Other expenses	6,572	3,946
Total expenses from operations	$77,510	$142,956
The decrease in our expenses from operations was primarily related to impairment of acquired assets, all due to the merger with Capstead during the year ended December 31, 2021. This decrease is partially offset by professional fees, which increased due to legal costs incurred associated with the ongoing recovery efforts related to a hotel loan and the retail loan placed on non-performing status. Additionally, there were higher administrative services expenses due to an increase in operational activity for The Company. There was also an increase in depreciation and amortization expense which was primarily due to a full year of expenses related to one real estate owned asset during the year December 31, 2022, compared to only one quarter of expenses from the same real estate owned asset during the year December 31, 2021 as this asset was acquired during September 2021. Lastly, the increase in our other operating expenses is primarily due to an increase in our equity base size of our investment vehicles.

Comparison of the Three Months Ended December 31, 2022 to the Three Months Ended September 30, 2022
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended December 31, 2022 and September 30, 2022 (dollars in thousands):

	Three Months Ended
	December 31, 2022			September 30, 2022
	Average Carrying Value (1)	Interest Income / Expense (2)	WA Yield / Financing Cost (3)(4)	Average Carrying Value (1)	Interest Income / Expense (2)	WA Yield / Financing Cost (3)(4)
Interest-earning assets:
Real estate debt	$5,261,204	$110,961	8.4%	$5,194,777	$91,097	7.0%
Real estate conduit	46,858	2,363	20.2%	103,641	1,386	5.4%
Real estate securities	407,699	4,779	4.7%	266,388	1,648	2.5%
Total	$5,715,761	$118,103	8.3%	$5,564,806	$94,131	6.8%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$729,330	$14,120	7.7%	$709,679	$9,763	5.5%
Other financing and loan participation- commercial mortgage loans	59,508	310	2.1%	47,774	590	4.9%
Repurchase agreements - real estate securities	394,491	4,350	4.4%	283,699	1,779	2.5%
Collateralized loan obligations	3,180,163	43,485	5.5%	3,223,925	32,432	4.0%
Unsecured debt	98,683	1,999	8.1%	98,657	1,593	6.5%
Total	$4,462,175	$64,264	5.8%	$4,363,734	$46,157	4.2%
Net interest income/spread		$53,839	2.5%		$47,974	2.6%
Average leverage % (5)	78.1%			78.4%
Weighted average levered yield (6)			17.2%			16.0%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the three months ended December 31, 2022 and September 30, 2022, respectively.
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
Interest Income
Interest income for the three months ended December 31, 2022 and September 30, 2022 totaled $118.1 million and $94.1 million, respectively. This increase was primarily due to an increase of $151.0 million in the average carrying value of our interest-earning assets and an approximate 140 basis point increase in daily average LIBOR/SOFR rates. As of December 31, 2022, our portfolio consisted of (i) 161 commercial mortgage loans, held for investment, (ii) two commercial mortgage loans, held for sale, measured at fair value, (iii) seven investments in CRE CLO bonds and (iv) 202 RMBS investments.
Interest Expense
Interest expense for the three months ended December 31, 2022 and September 30, 2022 totaled $64.3 million and $46.2 million, respectively. This increase was primarily due to an increase of $98.4 million in the average carrying value of our interest-bearing liabilities and an approximate 140 basis point increase in daily average LIBOR/SOFR rates.

Provision/Benefit for Credit losses - CECL allowance, net
Provision for credit losses for the three months ended December 31, 2022 was $5.1 million compared to a benefit of $0.6 million for the three months ended September 30, 2022, an increase of $5.7 million. The increase is primarily due to (i) $7.2 million higher general provision for credit losses in the fourth quarter compared to third quarter of 2022, due to the increase in the total carrying value of our portfolio and a more pessimistic view of the macroeconomic scenario utilized for the CECL model, partially offset by (ii) $1.5 million reversal of the specific provision for credit losses in the fourth quarter compared to third quarter of 2022 due to cost recovery proceeds related to the Walgreens properties.
Realized Gain/Loss on Commercial Mortgage Loans, Held for Sale, measured at Fair Value
Realized loss on commercial mortgage loans held for sale, measured at fair value at the TRS for the three months ended December 31, 2022 was $2.5 million compared to a realized gain of $4.8 million for the three months ended September 30, 2022. The $7.3 million decrease is primarily due to the difference in proceeds received between the one $52.5 million sale of fixed-rate commercial real estate loans into the CMBS securitization market during the three months ended December 31, 2022 compared to the one $78.5 million sale during the three months ended September 30, 2022. Total proceeds received for the three months ended December 31, 2022 were $50.0 million compared to $82.3 million for the three months ended September 30, 2022.
Unrealized Gain/Loss on Commercial Mortgage Loans, Held for Sale, measured at Fair Value
Unrealized gain on commercial mortgage loans, held for sale, measured at fair value, at the TRS for the three months ended December 31, 2022 was $3.2 million compared to $0.1 million for the three months ended September 30, 2022. The $3.1 million increase is primarily resulting from the reversal of unrealized gain/loss on sale due to the fixed-rate commercial real estate loans into the CMBS securitization.
Trading Gain/Loss
Trading loss for the three months ended December 31, 2022 was $5.5 million compared to $2.7 million for the three months ended September 30, 2022. The increase of $2.8 million is primarily attributable to losses due to changes in market values of the ARM Agency Securities.
Net Result from Derivative Transactions
Net result from derivative transactions for three months ended December 31, 2022 of a $0.6 million loss is composed of a realized gain of $2.4 million offset by an unrealized loss of $3.0 million primarily due to termination and settlement of our interest rate swap positions throughout the quarter. This is compared to a realized loss of $1.6 million offset by an unrealized gain of $1.6 million for the three months ended September 30, 2022 primarily due to termination and settlement of our interest rate swap positions despite increasing values on our interest rate swap portfolio.
Provision/Benefit for Income Tax
Benefit for income tax for the three months ended December 31, 2022 was $0.7 million compared to provision for income tax of $0.4 million for the three months ended September 30, 2022. The difference is due to change in taxable income/(loss) at our TRS.
Net Income/Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interest in our consolidated joint ventures for the three months ended December 31, 2022 amounted to $0.2 million.

Expenses from Operations
Expenses from operations for the three months ended December 31, 2022 and September 30, 2022 were made up of the following (dollars in thousands):

	Three Months Ended
	December 31, 2022	September 31, 2022
Asset management and subordinated performance fee	$6,381	$6,430
Acquisition expenses	364	362
Administrative services expenses	3,526	3,001
Professional fees	4,278	4,743
Share-based compensation expense	669	—
Depreciation and amortization	1,522	1,295
Other expenses	1,723	1,424
Total expenses from operations	$18,463	$17,255
The overall increase in our expenses from operations is primarily related to an increase in administrative services expenses due to higher Advisor personnel costs during the fourth quarter of 2022, an increase in depreciation and amortization expense due to the ten retail properties related to the Walgreens loan that were acquired through foreclosures during the three months ended December 31, 2022 and higher share-based compensation expense due to RSUs granted to management during the year.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020
See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022, for a discussion of the comparison of the year ended December 31, 2021 to the year ended December 31, 2020.
Portfolio
As of December 31, 2022 and 2021, our portfolio consisted of 161 and 165 commercial mortgage loans, respectively, excluding commercial mortgage loans accounted for under the fair value option. The commercial mortgage loans held for investment as of December 31, 2022 and December 31, 2021 had a total carrying value, net of allowance for credit losses, of $5,228.9 million and $4,211.1 million, respectively. As of December 31, 2022 and 2021 our total commercial mortgage loans, held for sale, measured at fair value, composed of two loans with total fair value of $15.6 million and one loan with total fair value of $34.7 million, respectively. As of December 31, 2022 and 2021 we had real estate securities, trading, measured at fair values of $235.7 million and $4.6 billion, respectively, due to the Company's progress in selling down the ARM Agency Securities portfolio acquired from Capstead. As of December 31, 2022, we had $221.0 million of real estate securities, available for sale, measured at fair value. As of December 31, 2021, our other real estate investments, measured at fair value, was composed of one investment with a total fair value of $2.1 million. As of December 31, 2022 and 2021, our real estate owned, held for investment composed of eleven and one investments, respectively with carrying values of $127.8 million and $90.0 million, respectively. As of December 31, 2022, we had two properties classified as real estate owned, held for sale with a combined fair value of $36.5 million.
As of December 31, 2022, we had two loans with a total amortized cost basis of $117.4 million designated as non-performing status. One loan is for a hotel property located in New York, NY, which was placed on non-accrual status in 2019 and had an amortized cost basis of $57.1 million as of December 31, 2022. No specific provision for credit losses has been recorded on the loan. The Company did not recognize any interest income on the non-accrual loan during the twelve months ended December 31, 2022. The second loan relates to a commercial mortgage loan with a fully funded outstanding principal balance of $63.6 million collateralized by a portfolio of Walgreens retail properties in various locations throughout the United States. The loan was evaluated in accordance with ASC 310 - Receivables and was determined to be a TDR. As of December 31, 2022, the Company has recorded a specific provision for credit losses of $14.2 million on this loan. Further, the Company designated the loan as non-performing and placed the loan on cost recovery status by ceasing the recognition of interest income. As of December 31, 2022, the Company has received $8.0 million in cost recovery, which reduced the amortized cost of the loan. During the year ended December 31, 2022, the net change in specific reserve was due to cost recovery proceeds received during the year, offset by a wider cap rate on the assumed value of the assets. As of December 31, 2022, the amortized cost of the loan was $46.1 million, net of the specific allowance for credit losses. See "Part I, Item 3. Legal Proceedings" of this Annual Report on Form 10-K for more information about this loan and related litigation. Future developments related to these non-performing loans could have a material impact on our future results.
As of December 31, 2022 and 2021, our commercial mortgage loans, held for investment excluding commercial mortgage loans on non-performing status, had a weighted average coupon of 8.3% and 4.3%, and a weighted average remaining life of 1.4 years and 2.1 years, respectively.
As of December 31, 2022, the value of the Company’s residential ARM Agency Securities portfolio was $235.7 million, compared to $4.6 billion as of December 31, 2021. The reduction in the value of this portfolio during the twelve months ended December 31, 2022, is due in part to (i) $480.2 million of principal paydowns, (ii) $3.8 billion of sales and (iii) $119.2 million of trading losses related to principal paydowns, changes in market values, and sales of these securities.

The following charts summarize our commercial mortgage loans, held for investment, by coupon rate type, collateral type and geographical region as of December 31, 2022 and 2021:

Rate Type - December 31, 2022

1.6%
98.4%
Fixed
Floating

Rate Type - December 31, 2021
2.7%
97.3%
Fixed
Floating

Collateral Type - December 31, 2022

1.8%
2.3%
9.7%
2.4%
7.7%
76.1%
Multifamily
Hospitality
Retail
Office
Industrial
Other

Collateral Type - December 31, 2021

2.5%
2.1%
3.5%
10.9%
11.4%
69.6%
Multifamily
Hospitality
Retail
Office
Industrial
Other

Region - December 31, 2022
3.6%
3.1%
4.4%
33.3%
13.4%
42.2%
Southwest
Southeast
Mideast
Far West
Great Lakes
Various (1)

Region - December 31, 2021

5.7%
4.3%
7.1%
41.6%
15.2%
26.1%
Southwest
Southeast
Mideast
Far West
Great Lakes
Various (1)

(1) Regions included: New England, Plains, Rocky Mountain
An investments region classification is defined according to the below map based on the location of investments secured property.

The following charts show the par value by contractual maturity year for the investments in our portfolio as of December 31, 2022 and 2021:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of December 31, 2022 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield (5)	Loan to Value (2)
Senior Debt 1	Hospitality	$4,822	1 month LIBOR + 4.00%	8.39%	77.0%
Senior Debt 2	Hospitality	57,075	1 month LIBOR + 5.19%	9.58%	51.8%
Senior Debt 3	Multifamily	34,668	1 month SOFR + 3.03%	7.39%	63.7%
Senior Debt 4	Multifamily	34,731	1 month LIBOR + 3.00%	7.39%	83.6%
Senior Debt 5	Hospitality	22,116	1 month LIBOR + 3.50%	7.89%	68.8%
Senior Debt 6	Office	18,683	1 month SOFR + 4.75%	9.11%	70.0%
Senior Debt 7	Office	7,035	1 month LIBOR + 3.90%	8.29%	67.6%
Senior Debt 8	Office	43,886	1 month SOFR + 3.56%	7.92%	71.0%
Senior Debt 9	Hospitality	9,531	1 month SOFR + 5.57%	9.93%	68.7%
Senior Debt 10	Hospitality	19,352	1 month SOFR + 3.84%	8.20%	62.6%
Senior Debt 11	Hospitality	12,980	1 month SOFR + 3.02%	7.38%	56.4%
Senior Debt 12	Hospitality	4,988	1 month LIBOR + 4.25%	8.64%	47.7%
Senior Debt 13	Hospitality	31,597	1 month SOFR + 5.25%	9.61%	31.0%
Senior Debt 14	Office	15,188	1 month SOFR + 4.00%	8.36%	70.9%
Senior Debt 15	Office	25,802	1 month LIBOR + 4.35%	8.74%	64.9%
Senior Debt 16	Office	63,811	1 month LIBOR + 3.70%	8.09%	65.7%
Senior Debt 17	Multifamily	10,807	1 month SOFR + 4.25%	8.61%	72.4%
Senior Debt 18	Office	36,362	1 month LIBOR + 2.70%	7.09%	71.4%
Senior Debt 19	Manufactured Housing	1,331	5.50%	5.50%	62.8%
Senior Debt 20	Manufactured Housing	7,680	1 month LIBOR + 4.50%	8.89%	66.7%
Senior Debt 21	Self Storage	29,895	1 month LIBOR + 5.00%	9.39%	58.8%
Senior Debt 22	Multifamily	14,550	1 month SOFR + 4.83%	9.19%	70.0%
Senior Debt 23	Manufactured Housing	5,020	1 month LIBOR + 5.25%	9.64%	65.9%
Senior Debt 24	Office	18,203	1 month LIBOR + 4.50%	8.89%	47.9%
Senior Debt 25	Office	65,519	5.15%	5.15%	52.5%
Senior Debt 26	Office	35,000	1 month LIBOR + 5.21%	9.60%	66.0%
Senior Debt 27	Office	12,750	1 month LIBOR + 5.00%	9.39%	67.8%
Senior Debt 28	Multifamily	38,927	1 month LIBOR + 4.45%	8.84%	66.5%
Senior Debt 29	Industrial	14,985	1 month LIBOR + 4.50%	8.89%	66.3%
Senior Debt 30	Multifamily	12,280	1 month LIBOR + 4.55%	8.94%	73.0%
Senior Debt 31	Multifamily	21,000	1 month LIBOR + 4.60%	8.99%	66.7%
Senior Debt 32	Office	12,971	1 month LIBOR + 5.00%	9.39%	63.9%
Senior Debt 33	Office	43,751	1 month LIBOR + 3.94%	8.34%	53.9%
Senior Debt 34 (2)	Multifamily	12,892	1 month LIBOR + 7.25%	11.64%	—%
Senior Debt 35	Multifamily	5,400	1 month LIBOR + 5.25%	9.64%	83.1%
Senior Debt 36	Hospitality	23,000	1 month LIBOR + 5.79%	10.18%	57.2%
Senior Debt 37	Multifamily	34,750	1 month LIBOR + 6.75%	11.14%	78.2%
Senior Debt 38	Multifamily	12,325	1 month LIBOR + 4.50%	8.89%	83.3%
Senior Debt 39	Multifamily	5,575	1 month LIBOR + 4.50%	8.89%	83.6%
Senior Debt 40	Multifamily	55,000	1 month LIBOR + 3.00%	7.39%	71.6%
Senior Debt 41	Multifamily	14,465	1 month LIBOR + 3.39%	7.78%	70.6%
Senior Debt 42	Multifamily	8,676	1 month LIBOR + 3.80%	8.19%	69.9%
Senior Debt 43	Multifamily	13,582	1 month LIBOR + 4.50%	8.89%	76.7%
Senior Debt 44	Multifamily	18,653	1 month LIBOR + 6.25%	10.64%	67.0%
Senior Debt 45	Multifamily	19,536	1 month LIBOR + 3.60%	7.99%	70.8%
Senior Debt 46	Multifamily	43,096	1 month LIBOR + 2.95%	7.34%	71.6%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield (5)	Loan to Value (2)
Senior Debt 47	Hospitality	25,785	1 month LIBOR + 5.60%	9.99%	61.0%
Senior Debt 48	Mixed Use	32,500	1 month LIBOR + 3.70%	8.09%	69.7%
Senior Debt 49	Multifamily	75,591	1 month LIBOR + 2.95%	7.34%	72.6%
Senior Debt 50	Multifamily	20,960	1 month LIBOR + 3.35%	7.74%	67.7%
Senior Debt 51	Multifamily	30,231	1 month LIBOR + 2.95%	7.34%	70.4%
Senior Debt 52	Multifamily	35,466	1 month LIBOR + 2.95%	7.34%	71.7%
Senior Debt 53	Multifamily	33,588	1 month LIBOR + 2.95%	7.34%	72.2%
Senior Debt 54	Hospitality	25,771	1 month LIBOR + 9.00%	13.39%	74.2%
Senior Debt 55	Self Storage	15,000	1 month LIBOR + 4.26%	8.65%	74.6%
Senior Debt 56	Multifamily	25,198	1 month LIBOR + 3.25%	7.64%	70.8%
Senior Debt 57	Office	6,742	1 month LIBOR + 5.25%	9.64%	67.3%
Senior Debt 58 (2)	Multifamily	111,226	1 month LIBOR + 6.50%	10.89%	—%
Senior Debt 59	Multifamily	11,069	1 month LIBOR + 3.15%	7.54%	75.6%
Senior Debt 60	Hospitality	19,640	1 month LIBOR + 5.35%	9.74%	56.8%
Senior Debt 61	Hospitality	33,000	1 month LIBOR + 6.25%	10.64%	59.2%
Senior Debt 62 (2)	Multifamily	27,202	1 month LIBOR + 8.00%	12.39%	—%
Senior Debt 63	Multifamily	15,874	1 month LIBOR + 3.75%	8.14%	76.9%
Senior Debt 64	Multifamily	30,420	1 month LIBOR + 3.00%	7.39%	73.5%
Senior Debt 65	Multifamily	40,046	1 month LIBOR + 3.15%	7.54%	71.0%
Senior Debt 66	Multifamily	42,850	1 month LIBOR + 3.40%	7.79%	79.9%
Senior Debt 67	Multifamily	36,760	1 month LIBOR + 3.64%	8.03%	66.0%
Senior Debt 68	Multifamily	8,500	1 month LIBOR + 3.75%	8.14%	79.4%
Senior Debt 69	Multifamily	14,200	1 month LIBOR + 3.15%	7.54%	79.8%
Senior Debt 70	Multifamily	13,667	1 month LIBOR + 3.75%	8.14%	64.2%
Senior Debt 71	Multifamily	67,138	1 month LIBOR + 3.25%	7.64%	77.1%
Senior Debt 72	Multifamily	10,268	1 month LIBOR + 3.75%	8.14%	70.0%
Senior Debt 73	Hospitality	32,527	1 month SOFR + 6.73%	11.09%	55.8%
Senior Debt 74	Multifamily	26,698	1 month LIBOR + 3.20%	7.59%	77.3%
Senior Debt 75	Hospitality	17,122	1 month LIBOR + 5.25%	9.64%	61.0%
Senior Debt 76	Hospitality	16,500	1 month LIBOR + 7.10%	11.49%	73.0%
Senior Debt 77	Multifamily	88,500	1 month LIBOR + 2.75%	7.14%	50.3%
Senior Debt 78	Multifamily	56,150	1 month LIBOR + 3.10%	7.49%	78.9%
Senior Debt 79	Multifamily	37,882	1 month LIBOR + 2.90%	7.29%	72.2%
Senior Debt 80	Multifamily	54,151	1 month LIBOR + 3.10%	7.49%	67.2%
Senior Debt 81	Multifamily	37,886	1 month LIBOR + 2.90%	7.29%	72.0%
Senior Debt 82	Multifamily	65,741	1 month LIBOR + 2.85%	7.24%	70.6%
Senior Debt 83	Multifamily	30,600	1 month LIBOR + 2.65%	7.04%	59.1%
Senior Debt 84	Multifamily	31,662	1 month LIBOR + 3.25%	7.64%	80.0%
Senior Debt 85	Multifamily	62,850	1 month LIBOR + 3.35%	7.74%	78.0%
Senior Debt 86	Multifamily	43,745	1 month LIBOR + 3.00%	7.39%	74.8%
Senior Debt 87	Multifamily	46,221	1 month LIBOR + 2.75%	7.14%	68.1%
Senior Debt 88	Multifamily	86,000	1 month SOFR + 3.24%	7.59%	60.0%
Senior Debt 89	Multifamily	29,821	1 month LIBOR + 2.90%	7.29%	74.2%
Senior Debt 90	Manufactured Housing	6,700	1 month LIBOR + 4.50%	8.89%	77.9%
Senior Debt 91	Multifamily	58,680	1 month LIBOR + 3.45%	7.84%	74.8%
Senior Debt 92	Multifamily	26,966	1 month LIBOR + 2.90%	7.29%	72.1%
Senior Debt 93	Multifamily	13,535	1 month LIBOR + 3.20%	7.59%	62.4%
Senior Debt 94	Multifamily	37,133	1 month LIBOR + 3.00%	7.39%	73.3%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield (5)	Loan to Value (2)
Senior Debt 95	Multifamily	33,581	1 month LIBOR + 3.20%	7.59%	74.5%
Senior Debt 96	Multifamily	40,231	1 month LIBOR + 2.90%	7.29%	71.7%
Senior Debt 97	Multifamily	66,202	1 month LIBOR + 2.88%	7.27%	74.8%
Senior Debt 98	Multifamily	63,722	1 month LIBOR + 2.88%	7.27%	75.5%
Senior Debt 99	Multifamily	16,909	1 month SOFR + 3.50%	7.86%	71.7%
Senior Debt 100	Multifamily	57,660	1 month LIBOR + 2.75%	7.14%	73.9%
Senior Debt 101	Multifamily	65,953	1 month SOFR + 6.03%	10.39%	74.7%
Senior Debt 102	Multifamily	22,240	1 month SOFR + 2.96%	7.32%	79.4%
Senior Debt 103	Multifamily	25,746	1 month SOFR + 2.96%	7.32%	72.9%
Senior Debt 104	Multifamily	31,678	1 month SOFR + 3.20%	7.56%	74.2%
Senior Debt 105	Multifamily	78,050	1 month SOFR + 3.45%	7.81%	78.8%
Senior Debt 106	Multifamily	80,714	1 month SOFR + 3.21%	7.57%	76.1%
Senior Debt 107	Multifamily	24,000	1 month SOFR + 3.10%	7.46%	72.7%
Senior Debt 108	Retail	31,000	1 month SOFR + 3.29%	7.65%	42.5%
Senior Debt 109	Multifamily	37,793	1 month SOFR + 3.55%	7.91%	66.2%
Senior Debt 110	Multifamily	22,965	1 month SOFR + 2.95%	7.31%	65.6%
Senior Debt 111	Multifamily	10,669	1 month SOFR + 3.30%	7.66%	75.7%
Senior Debt 112	Multifamily	47,444	1 month SOFR + 2.86%	7.22%	68.2%
Senior Debt 113	Multifamily	36,824	1 month SOFR + 2.86%	7.22%	69.7%
Senior Debt 114	Hospitality	10,493	1 month SOFR + 5.30%	9.66%	68.2%
Senior Debt 115	Retail	22,377	1 month SOFR + 4.95%	9.31%	63.3%
Senior Debt 116	Multifamily	82,000	1 month SOFR + 3.20%	7.56%	74.5%
Senior Debt 117	Industrial	55,000	1 month SOFR + 3.50%	7.86%	70.1%
Senior Debt 118	Multifamily	39,004	1 month SOFR + 3.10%	7.46%	74.1%
Senior Debt 119	Multifamily	34,823	1 month SOFR + 2.95%	7.31%	63.1%
Senior Debt 120	Mixed Use	19,000	1 month SOFR + 3.42%	7.78%	65.1%
Senior Debt 121	Multifamily	85,500	1 month SOFR + 3.15%	7.51%	69.6%
Senior Debt 122	Multifamily	31,282	1 month SOFR + 3.30%	7.66%	76.9%
Senior Debt 123 (2)(4)	Hospitality	—	1 month SOFR + 7.05%	11.41%	—%
Senior Debt 124 (2)(4)	Multifamily	—	1 month SOFR + 6.75%	11.11%	—%
Senior Debt 125	Hospitality	43,344	1 month SOFR + 4.90%	9.26%	61.1%
Senior Debt 126	Hospitality	11,250	1 month SOFR + 5.22%	9.58%	57.7%
Senior Debt 127	Multifamily	5,132	1 month SOFR + 7.02%	11.38%	15.9%
Senior Debt 128	Multifamily	27,722	1 month SOFR + 6.05%	10.41%	62.4%
Senior Debt 129	Multifamily	56,616	1 month SOFR + 3.95%	8.31%	73.2%
Senior Debt 130	Multifamily	28,650	1 month SOFR + 4.00%	8.36%	70.9%
Senior Debt 131	Multifamily	50,137	1 month SOFR + 6.70%	11.06%	46.5%
Senior Debt 132	Multifamily	12,242	1 month SOFR + 3.55%	7.91%	67.7%
Senior Debt 133 (3)	Retail	63,640	1 month SOFR + 4.50%	8.86%	N/A
Senior Debt 134	Industrial	23,050	1 month SOFR + 4.90%	9.26%	64.6%
Senior Debt 135	Multifamily	19,441	1 month SOFR + 3.50%	7.86%	64.5%
Senior Debt 136	Multifamily	17,600	1 month SOFR + 4.55%	8.91%	67.2%
Senior Debt 137	Multifamily	28,640	1 month SOFR + 3.65%	8.01%	71.0%
Senior Debt 138	Multifamily	16,843	1 month SOFR + 3.65%	8.01%	73.9%
Senior Debt 139	Multifamily	70,750	1 month SOFR + 3.80%	8.16%	77.9%
Senior Debt 140	Multifamily	81,271	1 month SOFR + 3.95%	8.31%	71.8%
Senior Debt 141	Multifamily	43,651	1 month SOFR + 3.95%	8.31%	75.9%
Senior Debt 142	Multifamily	56,547	1 month SOFR + 3.95%	8.31%	73.7%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield (5)	Loan to Value (2)
Senior Debt 143	Multifamily	20,325	1 month SOFR + 3.95%	8.31%	75.1%
Senior Debt 144	Multifamily	128,324	1 month SOFR + 3.95%	8.31%	67.8%
Senior Debt 145	Multifamily	56,000	1 month SOFR + 3.80%	8.16%	73.8%
Senior Debt 146	Multifamily	11,675	1 month SOFR + 4.45%	8.81%	74.8%
Senior Debt 147	Multifamily	69,200	1 month SOFR + 3.45%	7.81%	71.6%
Senior Debt 148	Multifamily	173,389	1 month SOFR + 6.52%	10.88%	50.1%
Senior Debt 149	Hospitality	29,644	1 month SOFR + 6.94%	11.30%	71.2%
Senior Debt 150	Hospitality	13,410	1 month SOFR + 5.75%	10.11%	62.1%
Senior Debt 151	Manufactured Housing	10,550	1 month SOFR + 4.75%	9.11%	53.8%
Senior Debt 152	Multifamily	47,293	1 month SOFR + 4.20%	8.56%	70.1%
Senior Debt 153	Multifamily	51,000	1 month SOFR + 3.75%	8.11%	64.6%
Senior Debt 154	Multifamily	15,150	1 month SOFR + 4.25%	8.61%	68.1%
Senior Debt 155	Hospitality	28,300	1 month SOFR + 5.25%	9.61%	54.9%
Senior Debt 156	Hospitality	16,970	5.99%	5.99%	52.9%
Mezzanine Loan 1	Multifamily	3,000	1 month SOFR + 9.23%	13.59%	62.2%
Mezzanine Loan 2	Multifamily	10,000	1 month SOFR + 16.29%	20.65%	86.2%
Mezzanine Loan 3	Retail	3,000	1 month SOFR + 12.00%	16.36%	46.6%
Mezzanine Loan 4	Mixed Use	1,000	1 month SOFR + 11.00%	15.36%	68.5%
Mezzanine Loan 5	Hospitality	1,350	1 month SOFR + 9.25%	13.61%	64.6%
		$5,288,974		8.34%	66.4%
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
(4) Commitment on the loan was unfunded as of December 31, 2022.
(5) Effective yield is calculated as the spread of the loan plus the higher of any applicable index or index floor.
The following table shows selected data from our commercial mortgage loans, held for sale, measured at fair value as of December 31, 2022 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate	Effective Yield	Loan to Value (1)
TRS Senior Debt 1	Retail	$12,000	7.05%	7.05%	43.5%
TRS Senior Debt 2	Office	3,625	6.35%	6.35%	51.42%
		$15,625		6.89%	45.32%
________________________
(1) Loan to value percentage is from metrics at origination.

The following table shows selected data from our real estate owned, held for investment assets in our portfolio as of December 31, 2022 (dollars in thousands):

Type	Property Type	Carrying Value
Real Estate Owned 1	Industrial	$87,746
Real Estate Owned 2	Retail	40,026
		$127,772
The following table shows selected data from our real estate owned, held for sale assets in our portfolio as of December 31, 2022 (dollars in thousands):

Type	Property Type	Carrying Value
Real Estate Owned, held for sale	Various	$36,497
The following is a summary of the Company's RMBS, all of which were ARM Agency Securities, classified by collateral type and interest rate characteristics as of December 31, 2022 (dollars in thousands):

Type	Carrying Amount	Average Yield (1)
Agency Securities:
Fannie Mae/Freddie Mac ARMs	$235,728	2.42%
________________________
(1) Average yield is presented for the year then ended, and is based on the cash component of interest income expressed as a percentage on average cost basis (the “cash yield”).
The following table shows selected data from our real estate securities, CRE CLO bonds, measured at fair value as of December 31, 2022 (dollars in thousands):

Type	Par Value	Interest Rate	Effective Yield
CRE CLO bond 1	$40,000	1 month SOFR + 2.78%	7.1%
CRE CLO bond 2	25,000	1 month SOFR + 3.23%	7.6%
CRE CLO bond 3	10,000	1 month SOFR + 4.03%	8.4%
CRE CLO bond 4	36,700	1 month SOFR + 3.07%	7.4%
CRE CLO bond 5	35,000	1 month SOFR + 3.62%	8.0%
CRE CLO bond 6	14,300	1 month SOFR + 4.27%	8.6%
CRE CLO bond 7	60,000	1 month SOFR + 2.90%	7.3%
	$221,000
Liquidity and Capital Resources
Overview
Our expected material cash requirements over the next twelve months and thereafter are composed of (i) contractually obligated expenditures, including payments of principal and interest and contractually-obligated fundings on our loans; (ii) other essential expenditures, including operating and administrative expenses and dividends paid in accordance with REIT distribution requirements; and (iii) opportunistic expenditures, including new loans.
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

Collateralized Loan Obligations
During the twelve months ended December 31, 2022, the Company raised $960.0 million of capital through the issuance of BSPRT 2022-FL8 Issuer, Ltd. and $670.6 million of capital through the issuance of BSPRT 2022-FL9 Issuer, LLC. Additionally, as of December 31, 2022, the Company had $16.0 million of reinvestment capital available across all outstanding collateralized loan obligations.
Repurchase Agreements, Commercial Mortgage Loans
The Company has entered into repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), Barclays Bank PLC (the "Barclays Revolver Facility" and the "Barclays Repo Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, WF Repo Facility, Barclays Revolver Facility, and Barclays Repo Facility, collectively, the "Repo Facilities").
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
The details of our Repo Facilities at December 31, 2022 and 2021 are as follows (dollars in thousands):

As of December 31, 2022
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility (2)	$500,000	$275,423	$11,773	7.42%	10/6/2024
CS Repo Facility (3)	600,000	168,046	8,676	7.12%	10/31/2023
WF Repo Facility (4)	500,000	79,807	7,492	7.11%	11/21/2023
Barclays Revolver Facility (5)	250,000	—	1,267	N/A	9/20/2023
Barclays Repo Facility (6)	500,000	157,583	8,997	6.75%	3/14/2025
Total	$2,350,000	$680,859	$38,205
__________________________
(1) For the year ended December 31, 2022. Includes amortization of deferred financing costs.
(2) With one-year extension option available at the Company's discretion. On July 7, 2022, the committed financing was increased from $400 million to $500 million. Additionally, on December 12, 2022, the Company extended the maturity date to October 6, 2024.
(3) On July 12, 2022, the committed financing was increased from $300 million to $600 million. Additionally, on November 1, 2022 the maturity date was extended to October 31, 2023.
(4) On May 12, 2022, the committed financing amount was increased from $450 million to $500 million. There are three more one-year extension options available at the Company's discretion.
(5) The Company may increase the total commitment amount by an amount between $100 million and $150 million for three month intervals, on an unlimited basis prior to maturity.
(6) There are two one-year extension options available at the Company's discretion.

As of December 31, 2021
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility	$400,000	$136,470	$5,178	2.13%	10/6/2022
CS Repo Facility	300,000	137,364	3,446	2.43%	9/30/2022
WF Repo Facility	450,000	186,734	2,090	1.64%	11/21/2023
Barclays Revolver Facility	250,000	166,700	1,976	6.12%	9/20/2023
Barclays Facility	500,000	392,332	4,057	1.76%	3/14/2025
Total	$1,900,000	$1,019,600	$16,747
_______________________
(1) For the year ended December 31, 2021. Includes amortization of deferred financing costs.
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of December 31, 2022 and 2021, the Company is in compliance with all debt covenants.
Other financing and loan participation - Commercial Mortgage Loans
On March 23, 2020, the Company transferred $15.2 million of its interest in a term loan to a regional bank via a participation agreement. Since inception, the Company's outstanding loan increased resultant of future fundings, leading to an increase in amount outstanding via the participation agreement. The Company incurred $1.7 million and $0.9 million of interest expense on the regional bank term loan for the year ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021 the outstanding participation balance was $59.2 million and $37.9 million, respectively. The loan accrued interest at an annual rate of one-month LIBOR +2.20% and matures on June 9, 2023.
On February 10, 2022, the Company transferred $38.0 million of its interest in a term loan to a regional bank via a participation agreement. Since inception, the Company's outstanding loan could increase as a result of future fundings, which could lead to an increase in amount outstanding via the participation agreement. The Company incurred $0.5 million of interest expense on the regional bank term loan for the year ended December 31, 2022. As of December 31, 2022, the outstanding participation balance was $17.1 million. The loan accrued interest at an annual rate of one-month SOFR + 4.01% and matures on May 1, 2025.
Mortgage Note Payable
On September 17, 2021, the Company, in connection with the consolidating joint venture (as discussed in Note 5 - Real Estate Owned), originated a $112.7 million mortgage note payable, of which $88.7 million is eliminated in our consolidated financial statements (see Note 5 - Real Estate Owned). As of December 31, 2022 and 2021, the remaining outstanding mortgage note payable of $24.0 million is included in the consolidated balance sheet. As of December 31, 2022, the loan accrued interest at an annual rate of Libor + 3.0%, of which the interest accrued on the $88.7 million is eliminated in our consolidated financial statements, and matures on October 9, 2024.
Unsecured Debt
As of December 31, 2022, the Company had outstanding 30-year junior subordinated notes issued in 2005 and 2006 and maturing in 2035 and 2036, respectively, with a total face amount of $100.0 million. Note balances net of deferred issuance costs, and related weighted average interest rates as of the indicated dates (calculated including issuance cost amortization and adjusted for the effects of related derivatives held as cash flow hedges prior to termination) were as follows (dollars in thousands):

	December 31, 2022		December 31, 2021
	Borrowings Outstanding	Weighted Average	Borrowings Outstanding	Weighted Average
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,508	8.25%	$34,470	7.86%
December 2035 ($40,000 face amount)	39,513	8.39%	39,474	7.63%
September 2036 ($25,000 face amount)	24,674	8.39%	24,650	7.67%
	$98,695	8.34%	$98,594	7.72%
The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option. Interest paid on unsecured debt, including related derivative cash flows, totaled $5.7 million and $0.6 million for the twelve months ended December 31, 2022 and 2021, respectively.

The Company entered into a $100.0 million lending and security agreement with Security Benefit Life Insurance Company ("SBL") in February 2020, which was amended in March and August 2020. The Company incurred $1.0 million and $2.0 million of interest expense on the lending agreement with SBL for the twelve months ended December 31, 2022 and 2021 respectively. In November 2022, the lending and security agreement with SBL was terminated by the Company. As of December 31, 2021 the outstanding balance was $50.0 million.
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
Below is a summary of the Company's MRAs as of December 31, 2022 and 2021 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of December 31, 2022
JP Morgan Securities LLC	$103,513	$1,281	$120,751	5.34%	22
Barclays Capital Inc.	119,351	1,646	144,778	5.18%	50
Total/Weighted Average	$222,864	$2,927	$265,529	5.25%	37

As of December 31, 2021
JP Morgan Securities LLC	$19,025	$261	$24,087	1.14%	10
Goldman Sachs International	—	37	—	N/A	N/A
Barclays Capital Inc.	15,286	526	19,131	1.21%	14
Citigroup Global Markets, Inc.	—	81	—	N/A	N/A
Total/Weighted Average	$34,311	$905	$43,218	1.71%	33
________________________
(1) Includes $67.1 million and $43.2 million of CLO notes, held by the Company, which is eliminated within the Real estate securities, at fair value line of the consolidated balance sheets as of as of December 31, 2022 and 2021, respectively.
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

Repurchase agreements (and related pledged collateral, including accrued interest receivable), classified by remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

	Amount Outstanding	Accrued Interest	Collateral Pledged	Weighted Average Interest Rates
December 31, 2022
Repurchase arrangements secured by Agency securities with maturities of 30 days or less	$172,144	$544	$180,400	4.25%
Repurchase arrangements secured by Agency securities with maturities of 31 to 90 days	45,000	114	47,210	4.51%
	$217,144	$658	$227,610	4.30%
December 31, 2021
Repurchase arrangements secured by Agency securities with maturities of 30 days or less	$4,144,473	$8,908	$4,327,020	0.13%
Average repurchase agreements outstanding were $1.0 billion and $4.0 billion during the year ended December 31, 2022 and 2021, respectively. Average repurchase agreements outstanding differed from respective year-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff and asset sales. Interest paid on repurchase agreements, including related derivative payments, totaled $8.5 million and $1.24 million during the twelve months ended December 31, 2022 and 2021, respectively.
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
To help mitigate exposure to rising short-term interest rates, the Company may economically hedge the portfolio of repurchase agreements using derivatives supplemented with longer-maturity repurchase agreements when available at attractive rates and terms. As of December 31, 2022, the Company does not hold any derivative positions related to the trading securities.

Repurchase Agreements
The following tables summarize our Repurchase Agreements, Commercial Mortgage Loans, Trading Securities and our MRAs for the years ended December 31, 2022, 2021 and 2020 respectively:

	As of December 31, 2022
	Amount Outstanding				Average Outstanding Balance
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Repurchase Agreements, Commercial Mortgage Loans	$522,890	$832,034	$699,408	$680,859	$813,144	$834,337	$709,679	$729,329
Repurchase Agreements, Real Estate Securities	$54,610	$53,288	$112,613	$222,864	$44,744	$54,033	$53,688	$174,389
Repurchase Agreements, Real Estate Securities Classified As Trading	$1,659,931	$240,000	$225,000	$217,144	$3,055,413	$1,818,495	$230,010	$220,102
Total	$2,237,431	$1,125,322	$1,037,021	$1,120,867
	As of December 31, 2021
	Amount Outstanding				Average Outstanding Balance
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Repurchase Agreements, Commercial Mortgage Loans	$152,925	$287,462	$550,156	$1,019,600	$340,485	$282,891	$331,871	$959,729
Repurchase Agreements, Real Estate Securities	$88,272	$46,510	$46,531	$34,311	$123,322	$57,301	$46,527	$37,735
Repurchase Agreements, Real Estate Securities Classified As Trading	$—	$—	$—	$4,144,473	$—	$—	$—	$4,266,556
Total	$241,197	$333,972	$596,687	$5,198,384
	As of December 31, 2020
	Amount Outstanding				Average Outstanding Balance
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Repurchase Agreements, Commercial Mortgage Loans	$234,524	$226,224	$183,033	$276,340	$282,282	$238,280	$197,632	$279,187
Repurchase Agreements, Real Estate Securities	$496,880	$335,256	$177,541	$186,828	$412,809	$351,202	$316,229	$183,632
Total	$731,404	$561,480	$360,574	$463,168
The use of our repurchase facilities is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the twelve months ended December 31, 2022, the maximum monthly average outstanding balance was $5.3 billion, of which $1.1 billion was related to repurchase agreements on our commercial mortgage loans and $4.2 billion for repurchase agreements on our real estate securities.
During the twelve months ended December 31, 2021, the maximum monthly average outstanding balance was $5.84 billion, of which $0.68 billion was related to repurchase agreements on our commercial mortgage loans and $0.04 billion for repurchase agreements on our real estate securities and $5.12 billion for repurchase agreements on our real estate securities held for trading.
During the twelve months ended December 31, 2020, the maximum monthly average outstanding balance was $721.0 million, of which $268.2 million was related to repurchase agreements on our commercial mortgage loans and $452.8 million for repurchase agreements on our real estate securities.

Cash Flows
Cash Flows for the Year Ended December 31, 2022
Net cash provided by operating activities for the year ended December 31, 2022 was $152.5 million. Cash inflows were primarily driven by net income of $14.2 million, net proceeds of $18.1 million related to originations and sales of commercial mortgage loans, measured at fair value and $119.2 million related to trading losses on real estate securities.
Net cash provided by investing activities for the year ended December 31, 2022 was $3,097.3 million. Cash inflows were primarily driven by proceeds from principal repayments of $1,258.4 million received on commercial mortgage loans, held for investment, proceeds received from the sale of real estate securities of $3,731.7 million, $545.4 million received from principal collateral on mortgage investments and proceeds from sale of commercial mortgage loans, held for sale, of $9.3 million. Inflows were partially offset by the origination and acquisition of $2,227.7 million of commercial mortgage loans, held for investment, and the purchase of real estate securities for $220.6 million.
Net cash used in financing activities for the year ended December 31, 2022 was $3,227.5 million. Cash outflows were primarily driven by net repayments on repurchase agreements for real estate securities and commercial mortgage loans of $3,738.8 million and $338.7 million, respectively, $139.4 million in cash distributions to stockholders and $16.6 million of common stock repurchases. Outflows were partially offset by $38.5 million of proceeds received from borrowings on other financing and loan participation for commercial mortgage loans and net proceeds of $968.2 million received from repurchase agreements on CLOs.
Cash Flows for the Year Ended December 31, 2021
Net cash provided by operating activities for the year ended December 31, 2021 was $146.5 million. Cash inflows were primarily driven by net income of $25.7 million, net proceeds of $33.4 million related to originations and sales of commercial mortgage loans, measured at fair value and $36.1 million related to trading losses on real estate securities.
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

Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of December 31, 2022 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$—	$385,930	$80,058	$—	$465,988
Repurchase agreements - commercial mortgage loans	247,853	433,006	—	—	680,859
Repurchase agreements - real estate securities	440,008	—	—	—	440,008
CLOs (2)	—	—	—	3,147,728	3,147,728
Mortgage Note Payable	—	—	—	23,998	23,998
Unsecured debt	—	—	—	98,695	98,695
Other financing and loan participation - commercial mortgage loans	59,247	17,054	—	—	76,301
Total	$747,108	$835,990	$80,058	$3,270,421	$4,933,577
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $453.4 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of December 31, 2022.
In addition to its cash requirements, the Company pays a quarterly dividend and has an existing share repurchase authorization. As of December 31, 2022, the Company’s quarterly cash dividend was $0.355 per share of common stock (which was paid on an as-converted basis on the Company’s shares of Series H convertible preferred stock ("Series H Preferred Stock") and Series I convertible preferred stock ("Series I Preferred Stock"), and $0.46875 per share on the Company’s shares of 7.50% Series E Cumulative Redeemable Preferred Stock ("Series E Preferred Stock"). The payment of future dividends is subject to declaration by the Board of Directors. The Company’s Board of Directors also has authorized a $65.0 million share repurchase program, of which $48.4 million remained available as of December 31, 2022. The authorization does not obligate the Company to acquire any specific number of shares.
Related Party Arrangements
Benefit Street Partners L.L.C.
Amended Advisory Agreement
Refer to “Note 11 - Related Party Transactions and Arrangements” for a summary of the Company’s Advisory Agreement with the Advisor and amounts paid to the Advisor pursuant to the Advisory Agreement for the years ended December 31, 2022 and December 31, 2021.
The Nominating and Corporate Governance Committee (the “Committee”) of the Company's board of directors, which consists solely of the Company’s independent directors, negotiated, approved and recommended that the board of directors approve, the amended Advisory Agreement. The Committee engaged independent legal counsel to assist the Committee in negotiating the amended Advisory Agreement.
Pursuant to the amended Advisory Agreement, the Advisor provides the daily management for the Company and the Operating Partnership, including an investment program consistent with the investment objectives and policies of the Company as determined and adopted from time to time by the board of directors. The initial term of the amended Advisory Agreement was three-years and was automatically renewed for an additional one-year period on January 19, 2023 and will continue to automatically renew for additional one-year periods unless either party elects not to renew.
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
•The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of total return to stockholders, payable monthly in arrears, such that for any year in which total return on stockholders’ capital (as defined in the Advisory Agreement) exceeds 6.0% per annum, the Advisor will be entitled to 15.0% of the excess total return; provided that in no event will the annual subordinated performance fee payable to the Advisor exceed 10.0% of the aggregate total return for such year.
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
Lending Agreement with Stockholder
The Company entered into a $100.0 million lending and security agreement with Security Benefit Life Insurance Company ("SBL") in February 2020, which was amended in March and August 2020. The Company incurred $1.0 million and $2.0 million of interest expense on the lending agreement with SBL for the years ended December 31, 2022 and 2021, respectively. In November 2022, the lending and security agreement with SBL was terminated by the Company. As of December 31, 2021 the outstanding balance was $50.0 million.
As of the beginning of 2022, SBL held 17,950 shares of the Company's outstanding shares of Series D Preferred Stock. On June 24, 2022, all 17,950 outstanding shares of Series D Preferred Stock were exchanged for an equal amount of shares of Series H Preferred Stock for no consideration (see Note 2 - Summary of Significant Accounting Policies). On January 19, 2023, the Series H Preferred Stock was amended such that the mandatory conversion date was extended by one year, to January 19, 2024.
Other Transactions
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
As discussed below, in the first quarter of 2022, pursuant to the Franklin BSP Realty Trust, Inc. 2021 Equity Incentive Plan, the Company issued awards of restricted stock units to its officers and certain other personnel of the Advisor who provide services to the Company under the Advisory Agreement (see Note 12 - Share-Based Compensation).
As of December 31, 2022, our commercial mortgage loans, held for investment, includes an aggregate of $122.9 million carrying value of loans to affiliates of our Advisor. The Company recognized $5.5 million interest income from these loans for the year ended December 31, 2022, in the Company’s consolidated statements of operations.

The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the years ended December 31, 2022, 2021 and 2020 and the associated amounts payable as of December 31, 2022 and 2021 (dollars in thousands). See Note 11 - Related Party Transactions and Arrangements for further detail.

	Year Ended December 31,			Payable as of December 31,
	2022	2021	2020	2022	2021
Acquisition expenses (1)	$1,360	$1,203	$696	$—	$—
Administrative services expenses	12,928	7,658	13,120	3,526	—
Asset management and subordinated performance fee	26,157	28,110	15,178	8,843	15,595
Other related party expenses (2)(3)	875	355	703	3,060	1,943
Total related party fees and reimbursements	$41,320	$37,326	$29,697	$15,429	$17,538
______________________
(1) Total acquisition fees and expenses paid during the years ended December 31, 2022, 2021 and 2020 were $11.7 million, $15 million and $7.1 million respectively, of which $10.3 million, $13.8 million and $6.4 million were capitalized within the commercial mortgage loans, held for investment and real estate securities, available for sale, measured at fair value lines of the consolidated balance sheets for the years ended December 31, 2022, 2021 and 2020.
(2) These are related to reimbursable costs incurred for the increase in loan origination activities and are included in Other expenses in the Company's consolidated statements of operations.
(3) As of December 31, 2022 and December 31, 2021, the related party payable includes $2.9 million and $1.9 million, respectively, of payments made by the Advisor to third party vendors on behalf of the Company.
The amounts payable as of December 31, 2022 and 2021 in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
Off Balance Sheet Arrangements
We currently have no off balance sheet arrangements as of December 31, 2022 and through the date of the filing of this Form 10-K.
Non-GAAP Financial Measures
Distributable Earnings and Run-Rate Distributable Earnings
Distributable Earnings is a non-GAAP measure, which the Company defines as GAAP net income (loss), adjusted for (i) non-cash CLO amortization acceleration and amortization over the expected useful life of the Company's CLOs, (ii) unrealized gains and losses on loans, derivatives and ARMs, including CECL reserves and impairments, (iii) non-cash equity compensation expense, (iv) depreciation and amortization, (v) non-cash subordinated performance fee accruals, (vi) loan workout charges, (vii) certain other non-cash items, and (viii) impairments of acquisition assets related to the Capstead merger. Further, Run-Rate Distributable Earnings, a non-GAAP measure, presents Distributable Earnings before trading and derivative gain/loss on ARMs.
The Company believes that Distributable Earnings and Run-Rate Distributable Earnings provide meaningful information to consider in addition to the disclosed GAAP results. The Company believes Distributable Earnings is a useful financial metric for existing and potential future holders of its common stock as historically, over time, Distributable Earnings has been an indicator of dividends per share. As a REIT, the Company generally must distribute annually at least 90% of its taxable income, subject to certain adjustments, and therefore believes dividends are one of the principal reasons stockholders may invest in its common stock. Further, Distributable Earnings helps investors evaluate performance excluding the effects of certain transactions and GAAP adjustments that the Company does not believe are necessarily indicative of current loan portfolio performance and the Company's operations and is one of the performance metrics the Company's board of directors considers when dividends are declared. The Company believes Run-Rate Distributable Earnings is a useful financial metric because it presents the Distributable Earnings of its core businesses, net of the impacts of the realized trading and derivative gain/loss on the residential adjustable-rate mortgage securities acquired from Capstead, which the Company is actively in the process of liquidating from its portfolio.
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

The following table provides a reconciliation of GAAP net income to Distributable Earnings for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
GAAP Net Income	$14,215	$25,702	$54,746
Adjustments:
Depreciation and amortization	5,408	2,107	2,234
Impairment of Acquired Assets	—	88,282	—
CLO amortization acceleration (1)	(438)	250	264
Unrealized (gain)/loss on financial instruments (2)	17,010	(7,853)	1,102
Unrealized (gain)/loss - ARMs	43,557	20,670	—
Subordinated performance fee	(8,380)	9,846	—
Non-Cash Compensation Expense	3,485	—	—
Increase/(decrease) in provision for credit losses	36,115	(5,192)	13,296
Loan Workout Charges (3)	5,104	—	—
Impairment losses on real estate owned assets	—	—	398
Realized trading and derivatives (gain)/loss on ARMs	21,726	13,600	—
Run Rate Distributable Earnings (4)	$137,802	$147,412	$72,040
Realized trading and derivatives gain/(loss) on ARMs	(21,726)	(13,600)	—
Distributable Earnings	$116,076	$133,812	$72,040
7.5% Cumulative Redeemable Preferred Stock, Series E Dividend	$(19,367)	$(4,842)	$—
Noncontrolling interests in joint ventures net (income)/loss	216	—	—
Depreciation and amortization attributed to noncontrolling interests of joint ventures	(1,415)	—	—
Distributable Earnings attributable to stockholders and noncontrolling interests	95,510	128,970	72,040
Average Common Stock and Common Stock Equivalents	1,456,871	1,146,009	974,184
GAAP Net Income/(Loss) ROE	(0.3)%	1.8%	5.6%
Run-Rate Distributable Earnings ROE	8.0%	12.4%	7.4%
Distributable Earnings ROE	6.6%	11.3%	7.4%
GAAP Net Income/(Loss) Per Share, Diluted	$(0.38)	$(0.18)	$0.90
GAAP Net Income/(Loss) Per Share, Fully Converted (5)	$(0.06)	$0.33	$0.96
Run-Rate Distributable Earnings Per Share, Fully Converted (5)	$1.31	$2.23	$1.27
Distributable Earnings Per Share, Fully Converted (5)	$1.07	$2.02	$1.27
________________________
(1) Adjusted for non-cash CLO amortization acceleration to effectively amortize issuance costs of our CLOs over the expected lifetime of the CLOs. We assume our CLOs will be outstanding for four years and amortized the financing costs over four years in our distributable earnings as compared to effective yield methodology in our GAAP earnings.
(2) Represents unrealized gains and losses on (i) commercial mortgage loans, held for sale, measured at fair value, (ii) other real estate investments, measured at fair value and (iii) derivatives.
(3) Represents loan workout expenses the Company incurred, which the Company deems likely to be recovered.
(4) Distributable Earnings before realized trading and derivative gain/loss on residential adjustable-rate mortgage securities (“Run-Rate Distributable Earnings”) (a non-GAAP financial measure).
(5) Fully Converted assumes conversion of our Series H and Series I Preferred Stock, which by their terms automatically convert to common stock in the future, and the vesting of the Company's outstanding equity compensation awards.

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
Market Risk
As a result of the closing of the Capstead merger on October 19, 2021 we hold ARM Agency securities. Changes in the level of interest rates and spreads can significantly impact the value of these assets. We may utilize a variety of financial instruments in order to limit the adverse effects of interest rates on our results. During the year ended December 31, 2022, we have made significant strides in unwinding our ARMs portfolio and continue to mitigate our market exposure as part of our business strategy.
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
As of December 31, 2022 and 2021, our portfolio included 157 and 161 variable rate investments, respectively, based on LIBOR and SOFR (or "indexing rates") for various terms. Borrowings under our financing arrangements are also based on LIBOR and SOFR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity. The changes in the portfolio for each basis points increase/decrease is a change from the base scenario.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Indexing Rates	December 31, 2022	December 31, 2021
(-) 25 Basis Points	(1.78)%	2.08%
Base Interest Rate	—%	—%
(+) 50 Basis Points	3.49%	(1.74)%
(+) 100 Basis Points	6.98%	(1.64)%

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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file and submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act management with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
Internal Control Over Financial Reporting
Management's Annual Reporting on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and the board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
In connection with the preparation of our Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on its assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
Our independent registered public accounting firm, Ernst and Young LLP (“EY”), has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in its report which is included herein.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Franklin BSP Realty Trust, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Franklin BSP Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Franklin BSP Realty Trust, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule IV and our report dated March 16, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Reporting on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

New York, New York
March 16, 2023

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
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
The other information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Exchange Act.
Item 11. Executive Compensation.
The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Exchange Act.
Equity Compensation Plan Information
The following table provides information about our common stock that may be issued under our equity compensation plans as of December 31, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise of Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	492,107	—	8,923,690
Total	492,107	—	8,923,690
________________________
(1) Represents unvested and outstanding restricted stock units issued under the Franklin BSP Realty Trust, Inc. 2021 Equity Incentive Plan. One share of the Company’s common stock will be issued for each restricted stock unit that vests.
(2) The number of securities remaining available for future issuance consists of an aggregate of 3,915,797 shares issuable under our employee and director incentive restricted share plan (“RSP”), which expired on February 7, 2023 and 5,007,893 shares issuable under the Franklin BSP Realty Trust, Inc. 2021 Equity Incentive Plan. Each of our equity compensation plans were adopted and approved by our Board of Directors prior to the listing of our common stock on the NYSE.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Exchange Act.
Item 14. Principal Accounting Fees and Services.
The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for the 2023 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
    See the Index to Consolidated Financial Statements on page F-1 of this report.
(b)    Exhibits
    See the Index to Exhibit below.
INDEX TO EXHIBITS
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
Articles of Amendment and Restatement, effective March 10, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 11, 2021).

3.2	Articles of Amendment to the Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 8, 2021).
3.3
Articles Supplementary of Franklin BSP Realty Trust, Inc., effective October 19, 2021, relating to Series E Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 21, 2021).

3.4
Articles Supplementary of Franklin BSP Realty Trust, Inc., dated June 21, 2022, relating to Series H Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2022).

3.5
Amendment No. 1 to Articles Supplementary of Franklin BSP Realty Trust, Inc., effective January 19, 2023, relating to Series H Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 20, 2023).

3.6
Articles Supplementary of Franklin BSP Realty Trust, Inc. effective October 12, 2022, relating to Series I Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K Filed with the SEC on October 14, 2022).

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
10.1
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 14, 2016).

10.2†
Amended and Restated Employee and Director Incentive Restricted Share Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 29, 2017).

10.3†
Form of Director Restricted Share Award Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 29, 2017).

10.4†	Franklin BSP Realty Trust, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on November 12, 2021).
10.5†
Form of Restricted Share Unit Award Agreement pursuant to the Franklin BSP Realty Trust, Inc. 2021 Equity Incentive Plan.(incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2022).

10.6
Amended and Restated Advisory Agreement, dated as of January 19, 2018, by and among Benefit Street Partners Realty Trust, Benefit Street Partners Realty Operating Partnership, L.P. and Benefit Street Partners, L.L.C (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2018).

10.7
Amendment No. 1 to Amended and Restated Advisory Agreement, dated August 18, 2021, by and among Benefit Street Partners Realty Trust, Inc., Benefit Street Partners Realty Operating Partnership, L.P. and Benefit Street Partners L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2021).

10.8
Indenture, dated as of May 30, 2019, by and among BSPRT 2010-FL5 Issuer, Ltd., BSPRT 2019-FL5 Co-Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, and U.S. Bank National Association, as trustee, note administrator and custodian (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 5, 2019).

10.9
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

10.10
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

10.11
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

10.12
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

10.13
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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Benefit Street Partners Realty Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________________________________
* Filed herewith.
† Indicates management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin BSP Realty Trust, Inc.
Date: March 16, 2023	By	/s/ Richard J. Byrne
Richard J. Byrne
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Richard J. Byrne	Chairman, Chief Executive Officer and President	March 16, 2023
Richard J. Byrne	(Principal Executive Officer)

/s/ Jerome S. Baglien	Chief Financial Officer, Chief Operating Officer and Treasurer (Principal Financial and Accounting Officer)	March 16, 2023
Jerome S. Baglien

/s/ Elizabeth K. Tuppeny	Lead Independent Director	March 16, 2023
Elizabeth K. Tuppeny

/s/ Pat Augustine	Director	March 16, 2023
Pat Augustine

/s/ Joe Dumars	Director	March 16, 2023
Joe Dumars

/s/ Jamie Handwerker	Director	March 16, 2023
Jamie Handwerker

/s/ Gary Keiser	Director	March 16, 2023
Gary Keiser

/s/ Peter McDonough	Director	March 16, 2023
Peter McDonough

/s/ Buford Ortale	Director	March 16, 2023
Buford Ortale

FRANKLIN BSP REALTY TRUST, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Franklin BSP Realty Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Franklin BSP Realty Trust, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule IV (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for credit losses
Description of the Matter
As of December 31, 2022, the allowance for credit losses totaled $40.8 million comprising a general allowance component and a specific allowance component of $26.6 million and $14.2 million, respectively. As disclosed in Note 2 to the consolidated financial statements, the general allowance for credit losses for the Company’s financial instruments carried at amortized cost, such as loans held for investment, represents a lifetime estimate of expected credit losses. In measuring the general allowance for credit losses for commercial mortgage loans held for investment, the Company primarily applies a probability of default/loss given model for loans that are collectively assessed (“expected loss model”). The Company’s expected loss model uses historical loss rates, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months (the “economic scenario”), followed by an immediate reversion to average historical losses. Also as disclosed in Note 2, for commercial loans where the borrower is experiencing financial difficulty based on the Company’s assessment at the reporting date and the repayment is expected to be provided substantially through the operation or sale of the collateral, a specific allowance for credit losses is assessed by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. The estimated fair value of the collateral at the reporting date when determining the allowance for credit losses requires judgment, which includes assumptions regarding the market capitalization rates.
Auditing the Allowance for credit losses was complex due to the use of the expected loss model and the judgmental nature of the economic scenario. For the specific allowance, determining the fair value of the collateral may consider a number of assumptions including, but not limited to, the market capitalization rates. Such assumptions are generally based on current market conditions and are subject to economic and market uncertainties which leads to a high degree of subjectivity.

How We Addressed the Matter in Our Audit
For the general allowance, these procedures included, among others, understanding, evaluating the design, and testing the operating effectiveness of controls, including the significant assumptions related to the selection of the economic scenario. With the support of specialists, we assessed the economic scenario by, among other procedures, evaluating management’s methodology and agreeing a sample of key economic variables used to external sources. We also performed and considered the results of various sensitivity analyses and analytical procedures, including comparison of a sample of the key economic variables to alternative external sources, historical statistics and peer real estate investment trust information. With respect to the expected loss model, with the support of specialists, we evaluated the model calculation design and the model output for reasonableness. We also tested the appropriateness of a sample of key inputs used in the model, agreed significant inputs and underlying data to internal and external sources, as well as performed recalculations when required. With the support of our specialists, we evaluated the general allowance amount, including model estimates, and whether the recorded Allowance for credit losses appropriately reflects expected credit losses on the portfolio of financial instruments carried at amortized cost. We reviewed historical loss statistics, peer real estate investment trust information, subsequent events and transactions and considered whether they corroborate or contradict the Company’s measurement of the general Allowance for credit losses.
For the specific allowance, these procedures included understanding, evaluating the design, and testing the operating effectiveness of controls related to the specific allowance for credit losses, including the significant assumptions related to market capitalization rates used to determine the fair value of the collateral. Supported by a specialist, these procedures also included, among others, evaluating the appropriateness of the methodologies used by management, testing the completeness and accuracy of the data, and evaluating the reasonableness of the significant assumptions by considering external market data.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

New York, New York
March 16, 2023

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$179,314	$154,929
Restricted cash	11,173	13,270
Commercial mortgage loans, held for investment, net of allowance for credit losses of $40,848 and $15,827 as of December 31, 2022 and December 31, 2021, respectively	5,228,928	4,211,061
Commercial mortgage loans, held for sale, measured at fair value	15,559	34,718
Real estate securities, trading, measured at fair value	235,728	4,566,871
Real estate securities, available for sale, measured at fair value, amortized cost of $220,635 as of December 31, 2022	221,025	—
Derivative instruments, measured at fair value	415	436
Other real estate investments, measured at fair value	—	2,074
Receivable for loan repayment (1)	42,557	252,351
Accrued interest receivable	34,007	30,109
Prepaid expenses and other assets	15,795	13,595
Intangible lease asset, net of amortization	54,831	48,472
Real estate owned, net of depreciation	127,772	90,048
Real estate owned, held for sale	36,497	—
Cash collateral receivable from derivative counterparties	—	56,767
Total assets	$6,203,601	$9,474,701
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$3,121,983	$2,162,190
Repurchase agreements - commercial mortgage loans	680,859	1,019,600
Repurchase agreements - real estate securities	440,008	4,178,784
Mortgage note payable	23,998	23,998
Other financing and loan participation - commercial mortgage loans	76,301	37,903
Unsecured debt	98,695	148,594
Derivative instruments, measured at fair value	64	32,295
Interest payable	12,715	2,692
Distributions payable	36,317	30,346
Accounts payable and accrued expenses	17,668	12,705
Due to affiliates	15,429	17,538
Intangible lease liability, net of depreciation	6,428	—
Total liabilities	$4,530,465	$7,666,645
Redeemable convertible preferred stock:
Redeemable convertible preferred stock Series C, $0.01 par value, 20,000 authorized and 1,400 issued and outstanding as of December 31, 2021	$—	$6,971
Redeemable convertible preferred stock Series D, $0.01 par value, 20,000 authorized and 17,950 issued and outstanding as of December 31, 2021	—	89,684
Redeemable convertible preferred stock Series H, $0.01 par value, 20,000 authorized and 17,950 issued and outstanding as of December 31, 2022	89,748	—
Redeemable convertible preferred stock Series I, $0.01 par value, 1,000 authorized and 1,000 issued and outstanding as of December 31, 2022	5,000	—
Total redeemable convertible preferred stock	$94,748	$96,655
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 7.5% Cumulative Redeemable Preferred Stock, Series E, 10,329,039 shares issued and outstanding as of December 31, 2022 and 2021	$258,742	$258,742
Series F Preferred stock, $0.01 par value, 40,000,000 authorized, 39,733,299 issued and outstanding as of December 31, 2021	—	710,431
Common stock, $0.01 par value, 900,000,000 shares authorized, 82,992,784 and 43,965,928 issued and outstanding as of December 31, 2022 and 2021, respectively	826	441
Additional paid-in capital	1,602,247	903,264
Accumulated other comprehensive income (loss)	390	(62)
Accumulated deficit	(299,225)	(167,179)
Total stockholders' equity	$1,562,980	$1,705,637
Noncontrolling interest	15,408	5,764
Total equity	1,578,388	1,711,401
Total liabilities, redeemable convertible preferred stock and equity	$6,203,601	$9,474,701
_______________________________________________________________________
(1) Includes $42.5 million and $187.0 million of cash held by the servicer related to the CLOs as of December 31, 2022 and 2021, respectively, as well as $0.1 million and $65.3 million of RMBS principal paydowns receivable as of December 31, 2022 and 2021, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Interest Income:
Interest income	$357,705	$216,890	$179,872
Less: Interest expense	165,708	60,835	66,556
Net interest income	191,997	156,055	113,316
Revenue from real estate owned	9,655	4,759	4,299
Total Income	$201,652	$160,814	$117,615
Expenses:
Asset management and subordinated performance fee	26,157	28,110	15,178
Acquisition expenses	1,360	1,203	696
Administrative services expenses	12,928	7,658	13,120
Impairment of acquired assets	—	88,282	—
Professional fees	22,566	11,650	10,964
Share-based compensation expense	2,519	—	—
Real estate owned operating expenses	—	—	3,653
Depreciation and amortization	5,408	2,107	2,233
Other expenses	6,572	3,946	3,312
Total expenses	$77,510	$142,956	$49,156
Other (income)/loss:
Provision/(benefit) for credit losses	36,115	(5,192)	13,296
Impairment losses on real estate owned assets	—	—	398
Realized (gain)/loss on extinguishment of debt	(15)	—	(3,678)
Realized (gain)/loss on sale of commercial mortgage loans, held for sale	354	(26)	(184)
Realized (gain)/loss on sale of real estate owned assets, held for sale	—	(9,809)	(1,851)
Realized (gain)/loss on sale of other real estate investments, measured at fair value	33	—	—
Realized (gain)/loss on sale of commercial mortgage loans, held for sale, measured at fair value	(2,358)	(24,208)	(15,931)
Unrealized (gain)/loss on commercial mortgage loans, held for sale, measured at fair value	511	(469)	75
Unrealized (gain)/loss on other real estate investments, measured at fair value	659	19	32
Trading (gain)/loss	119,220	36,128	10,137
Unrealized (gain)/loss on derivatives	15,840	(7,402)	995
Realized (gain)/loss on derivatives	(60,033)	(484)	12,486
Total other (income)/loss	$110,326	$(11,443)	$15,775
Income/(loss) before taxes	13,816	29,301	52,684
Provision/(benefit) for income tax	(399)	3,599	$(2,062)
Net income/(loss)	$14,215	$25,702	$54,746
Net (income)/loss attributable to noncontrolling interest	216	—	—
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$14,431	$25,702	$54,746
Net income/(loss) attributable to common shareholders	$(27,310)	$(7,885)	$39,826

Basic net income per share	$(0.38)	$(0.18)	$0.90
Diluted net income per share	$(0.38)	$(0.18)	$0.90
Basic weighted average shares outstanding	71,628,365	43,419,209	44,384,813
Diluted weighted average shares outstanding	71,628,365	43,434,731	44,398,879
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$14,215	$25,702	$54,746

Unrealized gain/(loss) on available for sale securities	$390	$8,256	$(7,278)
Amounts related to cash flow hedges:
Change in net unrealized gain/(loss)	$(220)	$(852)	$—
Reclassification adjustment for amounts included in net income/(loss)	282	790	—
	$62	$(62)	$—
Comprehensive (income)/loss attributable to noncontrolling interest	$216	$—	$—
Comprehensive income attributable to Franklin BSP Realty Trust, Inc.	$14,883	$33,896	$47,468

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Preferred E	Preferred F	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2019	43,916,815	$441	$903,310	$(978)	$(85,968)	$—	$—	$816,805	$—	$816,805
Issuance of common stock	650,034	6	10,880	—	—	—	—	10,886	—	10,886
Common stock repurchases	(579,467)	(6)	(10,253)	—	—	—	—	(10,259)	—	(10,259)
Common stock issued through distribution reinvestment plan	511,899	5	8,809	—	—	—	—	8,814	—	8,814
Share-based compensation	10,770	—	193	—	—	—	—	193	—	193
Offering costs	—	—	(214)	—	—	—	—	(214)	—	(214)
Net income/(loss)	—	—	—	—	54,746	—	—	54,746	—	54,746
Distributions declared	—	—	—	—	(67,488)	—	—	(67,488)	—	(67,488)
Cumulative-effect adjustment upon adoption of ASU 2016-13 (Note 2)	—	—	—	—	(7,761)	—	—	(7,761)	—	(7,761)
Other comprehensive income/(loss)	—	—	—	(7,278)	—	—	—	(7,278)	—	(7,278)
Balance, December 31, 2020	44,510,051	$446	$912,725	$(8,256)	$(106,471)	$—	$—	$798,444	$—	$798,444
Issuance of preferred stock	—	$—	$—	$—	$—	$258,742	$710,431	$969,173	$—	$969,173
Issuance of common stock	31,887,442	319	579,207	—	—	—	—	579,526	—	579,526
Common stock repurchases	(648,837)	(6)	(11,411)	—	—	—	—	(11,417)	—	(11,417)
Common stock issued through distribution reinvestment plan	289,755	3	5,107	—	—	—	—	5,110	—	5,110
Share-based compensation	11,184	—	211	—	—	—	—	211	—	211
Offering costs	—	—	(68)	—	—	—	—	(68)	—	(68)
Common stock exchanged for series F preferred stock	(39,733,299)	(397)	(710,034)	—	—	—	—	(710,431)	—	(710,431)
Preferred A conversion to common stock	7,649,632	76	127,527	—	—	—	—	127,603	—	127,603
Net income/(loss)	—	—	—	—	25,702	—	—	25,702	—	25,702
Distributions declared	—	—	—	—	(86,410)	—	—	(86,410)	—	(86,410)
Other comprehensive income/(loss)	—	—	—	8,194	—	—	—	8,194	—	8,194
Contributions in noncontrolling interest, net	—	—	—	—	—	—	—	—	5,764	5,764
Balance, December 31, 2021	43,965,928	$441	$903,264	$(62)	$(167,179)	$258,742	$710,431	$1,705,637	$5,764	$1,711,401
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
THE ACCOMPANYING CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Preferred E	Preferred F	Total Stockholders' Equity	Noncontrolling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2021	43,965,928	$441	$903,264	$(62)	$(167,179)	$258,742	$710,431	$1,705,637	$5,764	$1,711,401
Issuance of common stock	—	—	—	—	—	—	—	—	—	—
Common stock repurchases	(1,416,369)	(14)	(16,565)	—	—	—	—	(16,579)	—	(16,579)
Common stock issued through distribution reinvestment plan	73,501	1	999	—	—	—	—	1,000	—	1,000
Share-based compensation	516,887	—	2,519	—	—	—	—	2,519	—	2,519
Offering costs	—	—	—	—	(91)	—	—	(91)	—	(91)
Preferred F exchanged for common stock	39,733,299	397	710,034	—	—	—	(710,431)	—	—
Preferred C exchanged for common stock	119,538	1	1,996	—	—	—	—	1,997	—	1,997
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	14,431	—	—	14,431	—	14,431
Net (income)/loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	216	216
Distributions declared	—	—	—	—	(146,386)	—	—	(146,386)	—	(146,386)
Other comprehensive income/(loss)	—	—	—	452	—	—	—	452	—	452
Contributions in noncontrolling interest, net	—	—	—	—	—	—	—	—	9,428	9,428
Balance, December 31, 2022	82,992,784	$826	$1,602,247	$390	$(299,225)	$258,742	$—	$1,562,980	$15,408	$1,578,388

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income/(loss)	$14,215	$25,702	$54,746
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(12,619)	(7,035)	(5,999)
Accretion of deferred commitment fees	(9,450)	(10,139)	(6,410)
Amortization of deferred financing costs	11,490	9,203	9,585
Share-based compensation	2,519	211	193
Realized (gain)/loss from sale of real estate owned, held for sale	—	(9,809)	(1,851)
Realized (gain)/loss from sale of other real estate investments, measured at fair value	33	—	—
Realized (gain)/loss from extinguishment of debt	(15)	—	(3,678)
Realized (gain)/loss on swap terminations	(55,301)	(616)	—
Realized (gain)/loss on sale of commercial mortgage loans, held for sale	354	—	—
Trading (gain)/loss	119,220	36,128	10,137
Unrealized (gain)/loss on commercial mortgage loans held for sale, measured at fair value	511	(469)	75
Unrealized (gain)/losses on derivative instruments	15,840	(7,402)	995
Unrealized loss on other real estate investments, measured at fair value	659	19	32
Depreciation and amortization	5,329	2,107	2,233
Recognition of deferred rent revenue	—	—	(150)
Provision/(benefit) for credit losses	36,115	(5,192)	13,296
Impairment losses on real estate owned assets	—	—	398
Origination of commercial mortgage loans, held for sale, measured at fair value	(366,692)	(420,673)	(267,553)
Proceeds from sale of commercial mortgage loans, held for sale, measured at fair value	384,808	454,073	312,206
Severance and deferred compensation	—	(22,168)	—
Changes in assets and liabilities:
Accrued interest receivable	(563)	(4,675)	7,423
Prepaid expenses and other assets	(6,879)	94,864	(7,079)
Accounts payable and accrued expenses	5,027	3,640	(5,837)
Due to affiliates	(2,109)	8,013	4,736
Interest payable	10,023	715	(2,164)
Net cash (used in)/provided by operating activities	$152,515	$146,497	$115,334
Cash flows from investing activities:
Cash acquired through merger	$—	$174,083	$—
Origination and purchase of commercial mortgage loans, held for investment	(2,227,723)	(2,881,852)	(1,281,158)
Principal repayments received on commercial mortgage loans, held for investment	1,258,393	1,225,645	1,228,225
Principal repayments received on commercial mortgage loans, held for sale, measured at fair value	532	—	—
Proceeds from (purchase)/sale of other real estate investments	2,045	426	—
Purchase of real estate owned and capital expenditures	(663)	(134,052)	(2,824)
Proceeds from sale of real estate owned, held for sale	—	29,912	22,472
Proceeds from sale of commercial mortgage loans, held for sale	9,344	52,615	77,164
Purchase of real estate securities	(220,630)	—	(148,580)
Proceeds from sale/(repayment) of real estate securities	3,731,716	2,059,418	346,201
Principal collateral on mortgage investments	545,416	541,313	—
Proceeds from sale/(purchase) of derivative instruments	(1,165)	1,239	(813)
Net cash (used in)/provided by investing activities	$3,097,265	$1,068,747	$240,687
Cash flows from financing activities:
Cash consideration paid in merger	$—	$(20,485)	$—
Proceeds from issuance of common stock	—	—	10,672
Proceeds from issuances of redeemable convertible preferred stock	—	15,000	47
Payments for common stock repurchases	(16,579)	(11,417)	(10,259)

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

Borrowings on collateralized loan obligations	1,630,639	1,410,173	—
Repayments of collateralized loan obligations	(662,410)	(869,887)	(182,680)
Borrowings on repurchase agreements - commercial mortgage loans	1,918,631	1,874,694	682,970
Repayments of repurchase agreements - commercial mortgage loans	(2,257,372)	(1,131,434)	(659,173)
Borrowings on repurchase agreements - real estate securities	18,457,406	13,553,886	2,675,218
Repayments of repurchase agreements - real estate securities	(22,196,183)	(15,983,193)	(2,882,749)
Proceeds from other financing and loan participation - commercial mortgage loans	38,537	6,524	31,379
Repayments on other financing and loan participation - commercial mortgage loans	(139)	—	—
Borrowings on unsecured debt	—	210,000	—
Repayments of unsecured debt	(50,000)	(160,000)	—
Borrowing on mortgage note payable	—	23,940	11,712
Payments of deferred financing costs	(15,232)	(9,285)	(349)
Cash collateral received on interest rate swaps	56,767	11,138	—
Proceeds from interest rate swap settlements	8,478	9,115	—
Distributions to noncontrolling interest	(745)	—	—
Contributions from noncontrolling interest	125	—	—
Distributions paid	(139,415)	(67,955)	(49,790)
Net cash (used in)/provided by financing activities:	$(3,227,492)	$(1,139,186)	$(373,002)
Net change in cash, cash equivalents and restricted cash	$22,288	$76,058	$(16,981)
Cash, cash equivalents and restricted cash, beginning of period	168,199	92,141	109,122
Cash, cash equivalents and restricted cash, end of period	$190,487	$168,199	$92,141

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$154,929	$82,071	$87,246
Restricted cash, beginning of period	13,270	10,070	21,876
Cash, cash equivalents and restricted cash, beginning of period	$168,199	$92,141	$109,122

Cash and cash equivalents, end of period	$179,314	$154,929	$82,071
Restricted cash, end of period	11,173	13,270	10,070
Cash, cash equivalents and restricted cash, end of period	$190,487	$168,199	$92,141

Supplemental disclosures of cash flow information:
Cash payments for income taxes	$1,199	$140	$4,400
Cash payments for interest	144,195	51,050	59,819

Supplemental disclosures of non-cash flow information:
Common stock issued through distribution reinvestment plan	$1,963	$5,110	$8,814
Commercial mortgage loans transferred from held for investment to held for sale	9,296	52,615	76,979
Distribution payable	36,317	30,346	15,688
Net assets acquired through foreclosure	79,481	—	35,411
Transfer of net assets to real estate owned, held for sale	36,497	—	—
Conversion of Series F preferred stock to common stock	710,431	—
Conversion of Series D preferred stock to Series H preferred stock	89,748	—	—
Partial conversion of Series C preferred stock to Series I preferred stock	5,000	—	—
Partial conversion of Series C preferred stock to common stock	1,997	—	—
Issuances of common stock due to merger	—	579,526	—
Issuances of Series E preferred stock due to merger	—	258,742	—
Unsecured debt assumed due to merger	—	98,574	—
Exchanged for Series F preferred stock	—	710,431	—
Conversion of Series A preferred stock to common stock	—	(127,603)	—
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

Note 1 - Organization and Business Operations
Franklin BSP Realty Trust, Inc., (the "Company") is a real estate finance company that primarily originates, acquires and manages a diversified portfolio of commercial real estate debt investments secured by properties located within and outside the United States. The Company is a Maryland corporation and has made tax elections to be treated as a real estate investment trust (a "REIT") for U.S. federal income tax purposes since 2013.
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
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans which the Company intends to sell through its TRS into commercial mortgage-backed securities ("CMBS") securitization transactions. Historically this business has focused primarily on CMBS, commercial real estate collateralized loan obligation bonds ("CRE CLO bonds"), collateralized debt obligations ("CDOs") and other securities. As a result of the October 2021 acquisition of Capstead Mortgage Corporation ("Capstead"), the Company acquired a portfolio of residential mortgage backed securities (“RMBS”) in the form of residential adjustable-rate mortgage pass-through securities ("ARM Agency Securities" or "ARMs") issued and guaranteed by government-sponsored enterprises or by an agency of the federal government. Although the Company continues to hold a small portion of this portfolio it does not intend to do so long-term and intends to reinvest proceeds from this portfolio in its other businesses. The Company also owns real estate that was either acquired by the Company through foreclosure or deed in lieu of foreclosure, or that was purchased for investment, primarily subject to triple net leases.
On October 19, 2021, the Company completed a merger with Capstead pursuant to which Capstead merged into a wholly-owned subsidiary of the Company, and the Company’s common stock commenced trading on the NYSE under the ticker “FBRT”. The Capstead assets acquired in the merger consisted primarily of cash and ARM Agency Securities issued and guaranteed by government-sponsored enterprises or by an agency of the federal government. Although the Company continues to hold a small portion of this portfolio it does not intend to do so long-term and intends to reinvest proceeds from this portfolio in its other businesses.
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
December 31, 2022
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
The Company consolidates all entities that it controls through either majority ownership or voting rights. In addition, the Company consolidates all VIEs of which the Company is considered the primary beneficiary. VIEs are entities in which equity investors (i) do not have the characteristics of a controlling financial interest and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. Non-controlling interest represents the equity of consolidated joint ventures that are not owned by the Company.
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
Certain prior year balances have been reclassified in order to conform to the current period presentation. For the years ended December 31, 2021 and 2020, Realized (gain)/loss on sale of real estate securities of $1.4 million and $10.1 million respectively, was reclassified to Trading (gain)/loss in our consolidated statements of operations.
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
Commercial Mortgage Loans
Held for Investment - Commercial mortgage loans that are held for investment purposes and are anticipated to be held until maturity, are carried at cost, net of unamortized acquisition expenses, discounts or premiums and unfunded commitments. Commercial mortgage loans, held for investment purposes, are carried at amortized cost less a allowance for credit losses. Interest income is recorded on the accrual basis and related discounts, premiums and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization or accretion is reflected as an adjustment to interest income in the Company’s consolidated statements of operations. Guaranteed loan commitment fees payable by the borrower upon maturity are accreted over the life of the investment using the effective interest method. The accretion of guaranteed loan commitment fees is recognized in interest income in the Company's consolidated statements of operations.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Held for Sale - Commercial mortgage loans that are intended to be sold in the foreseeable future are reported as held for sale and are recorded at the lower of cost or fair value with changes recorded through the statements of operations. Unamortized loan origination costs for commercial mortgage loans held for sale that are carried at the lower of cost or fair value are capitalized as part of the carrying value of the loans and recognized upon the sale of such loans. Amortization of origination costs ceases upon transfer of commercial mortgage loans to held for sale.
Held for Sale, Measured at Fair Value - The fair value option provides an option to irrevocably elect fair value as an alternative measurement for selected financial assets, financial liabilities, and written loan commitments. The Company has elected to measure commercial mortgage loans held for sale in the Company's TRS under the fair value option. These commercial mortgage loans are included in the Commercial mortgage loans, held for sale, measured at fair value in the consolidated balance sheets. Interest income received on commercial mortgage loans held for sale, measured at fair value is recorded on the accrual basis of accounting and is included in interest income in the consolidated statements of operations. Costs to originate these investments are expensed when incurred.
Real estate owned
The Company classifies its real estate owned as long-lived assets held for investment or as long-lived assets held for sale. Held for investment assets are stated at cost, as adjusted for any impairment loss, less accumulated depreciation.
Real estate owned, held for investment - Amounts capitalized to real estate owned, held for investment consist of the cost of acquisition or construction, any tenant improvements or major improvements, betterments that extend the useful life of the related asset, and transaction costs associated with the acquisition of an individual asset that does not qualify as a business combination. All repairs and maintenance are expensed as incurred. Additionally, the Company capitalizes interest while the development, or redevelopment, of a real estate owned asset is in progress. No development or redevelopments of real estate owned assets are in progress as of December 31, 2022.
The Company’s real estate owned, held for investment assets are depreciated or amortized using the straight-line method over the following useful lives:

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
Real estate owned, held for sale - Real estate owned is classified as held for sale in the period in which the six criteria under ASC Topic 360, "Property, Plant, and Equipment" are met: (1) we commit to a plan and have the authority to sell the asset; (2) the asset is available for sale in its current condition; (3) we have initiated an active marketing plan to locate a buyer for the asset; (4) the sale of the asset is both probable and expected to qualify for full sales recognition within a period of 12 months; (5) the asset is being actively marketed for sale at a price that is reflective of its current fair value; and (6) we do not anticipate changes to our plan to sell the asset. Held for sale assets are carried at the lower of depreciated cost or estimated fair value, less estimated costs to sell.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Fair Value of Assets and Liabilities of Acquired Properties
Upon the acquisition of real properties, the Company records the fair value of properties (plus any related acquisition costs) allocated based on relative fair value as tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based on their estimated fair values. Substantially all of the Company’s property acquisitions qualify as asset acquisitions under ASC 805, Business Combinations.
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
Credit Losses
The allowance for credit losses required under ASU 2016-13 is deducted from the respective loan's amortized cost basis on the Company’s consolidated balance sheets.
General allowance for credit losses
The general allowance for credit losses for the Company’s financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans held for investment and unfunded loan commitments represents a lifetime estimate of expected credit losses. Factors considered by the Company when determining the general provision for credit losses reserve include loan-specific characteristics such as loan-to-value (“LTV”) ratio, vintage year, loan term, property type, occupancy and geographic location, financial performance of the borrower, expected payments of principal and interest, as well as internal or external information relating to past events, current conditions and reasonable and supportable forecasts.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
In measuring the general allowance for credit losses for financial instruments including our unfunded loan commitments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the provision for credit losses is calculated as the product of PD, LGD and exposure at default (“EAD”). The Company’s model principally utilizes historical loss rates derived from a commercial mortgage backed securities database with historical losses from 1998 to 2018 provided by a reputable third party, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by an immediate reversion to average historical losses.
Specific allowance for credit losses
For financial instruments where the borrower is experiencing financial difficulty based on the Company’s assessment at the reporting date and the repayment is expected to be provided substantially through the operation or sale of the collateral, the Company may elect to use as a practical expedient the fair value of the collateral at the reporting date when determining the provision for credit losses.
For financial instruments which the Company identifies reasonable doubt as to whether the collection of contractual components can be satisfied, a loan specific allowance for credit losses analysis is performed. Determining whether a specific allowance for credit losses for a loan is required entails significant judgment from management and is based on several factors including (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. If a loan is determined to have a specific allowance for credit losses, the specific allowance for credit losses is recorded as a component of our Current Expected Credit Loss ("CECL") reserve by applying the practical expedient for collateral dependent loans. The CECL reserve is assessed on an individual basis for such loans by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plans, loan sponsorship, actions of other lenders, and other factors deemed relevant by the Company. Actual losses, if any, could ultimately differ materially from these estimates. The Company only expects to write-off specific provisions if and when such amounts are deemed non-recoverable. Non-recoverability is generally determined at the time a loan is settled, or in the case of foreclosure, when the underlying asset is sold. Non-recoverability may also be concluded if, in the Company's determination, it is deemed certain that all amounts due will not be collected. If a loan is determined to be impaired based on the above considerations, management records a write-off through a charge to the allowance for credit losses and the respective loan balance.
Risk Rating
In developing the provision for credit losses for its loans held for investment, the Company performs a comprehensive analysis of its loan portfolio and assigns risk ratings to loans that incorporate management's current judgments about their credit quality based on all known and relevant internal and external factors that may affect collectability, using similar factors as those in developing the provision for credit losses. This methodology results in loans being segmented by risk classification into risk rating categories that are associated with estimated probabilities of default and principal loss. Risk rating categories range from "1" to "5" with "1" representing the lowest risk of loss and "5" representing the highest risk of loss with the ratings updated quarterly. At the time of origination or purchase, loans held for investment are ranked as a “2” and will move accordingly going forward based on the ratings which are defined as follows:
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
The Company also considers qualitative and environmental factors, including, but not limited to, economic and business conditions, nature and volume of the loan portfolio, lending terms, volume and severity of past due loans, concentration of credit and changes in the level of such concentrations in its determination of the provision for credit losses.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Changes in the provision for credit losses for the Company’s financial instruments are recorded in Provision/(benefit) for credit losses on the consolidated statements of operations with a corresponding offset to the financial instrument’s amortized cost recorded on the consolidated balance sheets, or as a component of Accounts payable and accrued expenses for unfunded loan commitments.
The Company has elected to not measure a provision for credit losses for accrued interest receivable as balances are written off in a timely manner when loans, real estate securities or preferred equity investments are designated as non-performing and placed on non-accrual or cost recovery status within 90 days of becoming past due.
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
Troubled Debt Restructuring (“TDR”)
The Company classifies an individual financial instrument as a TDR when it has a reasonable expectation that the financial instrument’s contractual terms will be modified in a manner that grants concession to the borrower who is experiencing financial difficulty. Concessions could include term extensions, payment deferrals, interest rate reductions, principal forgiveness, forbearance, or other actions designed to maximize the Company’s collection on the financial instrument. The Company determines the provision for credit losses for financial instruments that are TDRs individually.
Real Estate Securities
Available For Sale
On the acquisition date, all of the Company’s real estate securities were classified as available for sale ("AFS") and carried at fair value, and subsequently any unrealized gains or losses are recognized as a component of accumulated other comprehensive income or loss. The Company elected the fair value option for its real estate securities, available for sale, and as a result, any unrealized gains or losses on such real estate securities will be recorded in the Company’s consolidated statements of comprehensive income. Related discounts, premiums and acquisition expenses on investments are amortized or accreted over the life of the investment using the effective interest method. Amortization and accretion is reflected as an adjustment to interest income in the Company’s consolidated statements of operations. The Company uses the specific identification method in determining the cost relief for real estate securities sold. Realized gains and losses from the sale of real estate securities are included in the Company’s consolidated statements of operations.
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
The Company analyzes the AFS real estate securities portfolio on a periodic basis for credit losses at the individual security level using the same criteria described above for those amortized cost financial assets subject to an provision for credit losses including but not limited to; performance of the underlying assets in the security, borrower financial resources and investment in collateral, collateral type, credit ratings, project economics and geographic location as well as national and regional economic factors.
The non-credit loss component of the unrealized loss within the Company’s AFS portfolio is recognized as an adjustment to the individual security’s asset balance with an offsetting entry to accumulated other comprehensive income in the consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Trading
In the merger with Capstead, the Company acquired a portfolio of residential mortgage pass-through securities consisting primarily of ARM Agency Securities issued and guaranteed by government-sponsored enterprises, either Fannie Mae, Freddie Mac, or by an agency of the federal government, Ginnie Mae. ARM Agency Securities and are classified as "trading".
ARM Agency Securities are recorded at fair value on the balance sheets with trading gains and losses due to fair value changes and sales of these securities recorded in the Company's consolidated statements of operations. The Company calculates trading gains and losses on the sales of ARM Agency Securities based on the specific identification method. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors such as market liquidity conditions and the perceived credit quality of agency securities. Judgment is required to interpret market data and develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity.
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
Deferred Financing Costs
The deferred financing costs related to the Company's various Master Repurchase Agreements as well as certain prepaid subscription costs are included in Prepaid expenses and other assets on the consolidated balance sheets. Deferred financing cost on the Company's CLO are netted against the Company's CLO payable in the Collateralized loan obligations on the consolidated balance sheets. Deferred financing costs are amortized over the terms of the respective financing agreement using the effective interest method and included in interest expense on the Company's consolidated statements of operations. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity.
Offering and Related Costs
Since 2018, the Company has from time to time offered, shares of the Company’s common stock or one or more series of its preferred stock, including its former Series C convertible preferred stock (the “Series C Preferred Stock,”), former Series D convertible preferred stock (the “Series D Preferred Stock”), Series H convertible preferred stock (the “Series H Preferred Stock”) and former Series I convertible preferred stock (the “Series I Preferred Stock”) in private placements exempt from the registration requirements of the Securities Act of 1933, as amended. In connection with these offerings, the Company incurred various offering costs. These offering costs include but are not limited to legal, accounting, printing, mailing and filing fees, and diligence expenses of broker-dealers. Offering costs for the common stock are recorded in the Company’s stockholders’ equity, while the offering costs for the Series C Preferred Stock and Series D Preferred Stock are included within Series C Preferred Stock and Series D Preferred Stock, respectively, on the Company’s consolidated balance sheets. Offering costs for the Series H Preferred Stock and Series I Preferred Stock were expensed to the Company's consolidated statement of operations.
Equity Incentive Plan
The Company maintains the Franklin BSP Realty Trust, Inc. 2021 Equity Incentive Plan (the “2021 Incentive Plan”), pursuant to which the Company has granted and may in the future, from time to time, grant equity awards to the Company’s directors, officers and employees (if it ever has employees), employees of the Advisor and its affiliates, or certain of the Company’s consultants, advisors or other service providers to the Company or an affiliate of the Company. The 2021 Incentive Plan, which is administered by the Compensation Committee of the board of directors, provides for the grant of awards of share options, share appreciation rights, restricted shares, restricted share units, deferred share units, unrestricted shares, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, long-term incentive plan units and cash bonus awards.
In January 2022, the Company issued for the first time under the 2021 Incentive Plan awards of restricted stock units ("RSUs") to its officers and certain other personnel of the Advisor who provide services to the Company. These awards are service-based and vest in equal annual installments beginning on the anniversary of the date of grant over a period of three years, subject to continuing service. One share of the Company’s common stock will be issued for each unit that vests. These awards also grant non-forfeitable dividend equivalent rights equal to the cash dividend paid in the ordinary course on a common share to the Company's common shareholders. Upon termination for any reason, all unvested RSUs will be forfeited by the grantee, who will be given no further rights to such RSUs. The fair value of the RSUs are expensed over the vesting period, which are included in share-based compensation expense on the consolidated statements of operations.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Restricted Share Plan
The Company also had an Amended and Restated Employee and Director Incentive Restricted Share Plan (the "RSP"), which provided the Company with the ability to grant awards of restricted shares to the Company’s directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, the Advisor and its affiliates. The total number of common shares granted under the RSP shall not exceed 5% of the Company’s authorized common shares, and in any event, will not exceed 4.0 million shares (as such number may be adjusted for stock splits, stock distributions, combinations and similar events). The RSP expired on February 7, 2023.
Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. The fair value of the restricted share awards are expensed over the vesting period, which are included in share-based compensation expense on the consolidated statements of operations.
Distribution Reinvestment Plan
The Company maintains a dividend reinvestment plan ("DRIP") pursuant to which stockholders may reinvest dividends into shares of common stock. Shares of common stock purchased through the DRIP for dividend reinvestments are supplied either directly by the Company as newly issued shares or via purchases by the DRIP administrator of shares of common stock on the open market, at the Company’s option. If the shares are purchased in the open market, the purchase price is the average price per share of shares purchased; if the shares are purchased directly from the Company, the purchase price is generally the average of the daily high and low sales prices for a share of common stock reported by the NYSE on the dividend payment date authorized by the Company’s board of directors. The Company may suspend, modify or terminate the DRIP at any time in its sole discretion.
Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRSs, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as C corporations. For financial reporting purposes, the TRSs are consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRSs. Total income tax provision/(benefit) for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 were $(0.4) million, $3.6 million and $(2.1) million, respectively.
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
December 31, 2022
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
Per Share Data
The Company’s Series H Preferred Stock and Series I Preferred Stock are each considered a participating security and the Company calculates basic earnings per share using the two-class method. The Company’s dilutive earnings per share calculation is computed using the more dilutive result of the treasury stock method, assuming the participating security is a potential common share, or the two-class method, assuming the participating security is not converted. The Company calculates basic earnings per share by dividing net income applicable to common stock for the period by the weighted-average number of shares of common stock outstanding for that period. Diluted earnings per share reflects the potential dilution that could occur from shares outstanding if potential shares of common stock with a dilutive effect have been issued in connection with the restricted stock plan or upon conversion of the outstanding shares of the Company’s Series H Preferred Stock and Series I Preferred Stock, except when doing so would be anti-dilutive.
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
•The real estate securities business focuses on investing in and asset managing real estate securities. Historically this business has focused primarily on CMBS, CRE CLO bonds, CDO notes and other securities. As a result of the October 2021 acquisition of Capstead, the Company acquired and continues to hold a portfolio of RMBS in the form of the ARM Agency Securities. The Company has, and intends to reinvest the cash and proceeds from dividends, interest, repayments and sales of these assets into its other segments and does not intend to continue to invest in ARM Agency Securities or RMBS in general.
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
Series C Preferred Stock
Pursuant to the terms of the Series C Preferred Stock, 400 outstanding shares of Series C Preferred Stock each converted into 299.2 shares of common stock on October 19, 2022, while 1,000 shares of Series C Preferred Stock were exchanged for an equal number of shares of the Company’s newly created Series I Preferred Stock, $0.01 par value per share, on October 20, 2022.
Series D Preferred Stock
All of the shares of the Series D Preferred Stock were exchanged for an equivalent number of shares of Series H Preferred Stock on June 24, 2022.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Series H Preferred Stock
The Series H Preferred Stock ranks senior to the Common Stock and on parity with the Series I Preferred Stock and the Company’s 7.50% Series E Preferred Stock with respect to priority in dividends and in the distribution of assets in the event of the liquidation, dissolution or winding-up of the Company. The liquidation preference of each share of Series H Preferred Stock is the greater of (i) $5,000 plus accrued and unpaid dividends, and (ii) the amount that would be received upon a conversion of the Series H Preferred Stock into the Common Stock.
Dividends on the Series H Preferred Stock, which are typically declared and paid quarterly, accrue at a rate equal to the greater of (i) an annual amount equal to 4.0% of the liquidation preference per share and (ii) the dividends that would have been paid had such share of Series H Preferred Stock been converted into a share of common stock on the first day of such quarter, subject to proration in the event the share of Series H preferred stock is not outstanding for the full quarter. Dividends are paid in arrears. Dividends will accumulate and be cumulative from the most recent date to which dividends had been paid.
On June 24, 2022, the Company issued 17,950 shares of Series H Preferred Stock to the holder of the Series D Preferred Stock in exchange for an equal amount of shares of Series D Preferred Stock. The exchange was undertaken to accommodate the holder’s request to extend the mandatory conversion date set forth in the terms of the Series D Preferred Stock, which was set to occur on October 19, 2022, to January 19, 2023. The Company received no consideration for the exchange. On January 19, 2023, the Series H Preferred Stock was amended such that the mandatory conversion date was extended by one year, to January 19, 2024.
The Series H Preferred Stock is on parity with the Series I Preferred Stock and Series E Preferred Stock with respect to preference on liquidation and dividend rights.
Unless earlier converted, the Series H Preferred Stock will automatically convert into common stock at a rate of 299.2 shares of common stock per share of Series H Preferred Stock (subject to adjustments as described in the Articles Supplementary for the Series H Preferred Stock) on January 19, 2024. The holder of the Series H Preferred Stock has the right to convert up to 4,487 shares of Series H Preferred Stock one time in each calendar month through December 2023, upon 10 business days’ advance notice to the Company.
Holders of the Series H Preferred Stock (voting as a single class with holders of common stock) are entitled to vote on each matter submitted to a vote of the stockholders of the Company upon which the holders of common stock are entitled to vote. The number of votes applicable to a share of outstanding Series H Preferred Stock will be equal to the number of shares of common stock a share of Series H Preferred Stock could have been converted into as of the record date set for purposes of such stockholder vote (rounded down to the nearest whole number of shares of common stock). In addition, the affirmative vote of the holders of two-thirds of the outstanding shares of Series H Preferred Stock, voting as a single class with other shares of parity preferred stock, is required to approve the issuance of any equity securities senior to the Series H Preferred Stock and to take certain actions materially adverse to the holders of the Series H Preferred Stock.
Series I Preferred Stock
On October 20, 2022, 1,000 shares of Series C Preferred Stock were exchanged for an equal number of shares of the Company’s newly created Series I Preferred Stock.
The exchange was undertaken to accommodate the holder’s request to extend the mandatory conversion date set forth in the terms of the Series C Preferred Stock, which was set to occur on October 19, 2022, to January 19, 2023. There were no other material differences between the terms of the Series C Preferred Stock and Series I Preferred Stock. The Company received no consideration for the exchange.
The Series I Preferred Stock was parity with the Series H Preferred Stock and Series E Preferred Stock with respect to preference on liquidation and dividend rights. The terms of the Series I Preferred Stock were substantially the same as the Series H Preferred Stock, except that the holders of the Series I Preferred Stock have the option to accelerate the mandatory conversion date, which is January 19, 2023, upon at least 10 days' written notice.
On January 19, 2023, all of the 1,000 outstanding shares of the Series I Preferred Stock converted by their terms into 299.2 shares of common stock per share of Series I Preferred Stock.
Automatically Convertible Preferred Stock - Series F Preferred Stock
On April 19, 2022, all of the 39,733,299 outstanding shares of the Company’s Series F Preferred Stock, $0.01 par value, automatically converted on a one-for-one basis into an equal amount of shares of Common Stock, pursuant to the terms of the Articles Supplementary of the Series F Preferred Stock. There are no shares of Series F Preferred Stock outstanding.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Perpetual Preferred Stock—Series E Preferred Stock
The Series E Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. The Series E Preferred Stock ranks, with respect to rights to the payment of dividends and the distribution of assets upon its liquidation, dissolution or winding up, senior to the common stock and on a parity with the Series I Preferred Stock and Series H Preferred Stock. The liquidation preference is $25.00 per share, plus an amount equal to any accumulated and unpaid dividends.
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
The Series E Preferred Stock is listed on the New York Stock Exchange under the symbol “FBRT PRE”.
Accounting Pronouncements Not Yet Adopted
In March 2022, the FASB issued ASU 2022-02 "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures," or ASU 2022-02. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings and requires disclosure of current-period gross write-offs by year of loan origination. Additionally, ASU 2022-02 updates the accounting for credit losses under ASC 326 and adds enhanced disclosures with respect to loan refinancing and restructuring in the form of principal forgiveness, interest rate concessions, other-than-insignificant payment delays, or term extensions when the borrower is experiencing financial difficulties. ASU 2022-02 is effective for fiscal years beginning after December 15, 2022. The amendments should be applied prospectively, however for the recognition and measurement of troubled debt restructurings, the entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. We are currently evaluating what impact, if any ASU 2022-02 will have on our consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London interbank offered rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally can be elected over time through December 31, 2024, as extended under ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The Company has not adopted any of the optional expedients or exceptions through December 31, 2022, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (dollars in thousands):

	December 31, 2022	December 31, 2021
Senior loans	$5,251,464	$4,204,464
Mezzanine loans	18,312	22,424
Total gross carrying value of loans	5,269,776	4,226,888
General allowance for credit losses	26,624	15,827
Specific allowance for credit losses (1)	14,224	—
Less: Allowance for credit losses	40,848	15,827
Total commercial mortgage loans, held for investment, net	$5,228,928	$4,211,061
________________________
(1)As of December 31, 2022, the Company recorded a specific reserve with respect to a retail loan designated as non-performing.
As of December 31, 2022 and 2021, the Company's total commercial mortgage loan portfolio, held for investment, was composed of 161 and 165 loans, respectively.
Allowance for Credit Losses
The following table presents the activity in the Company's allowance for credit losses, excluding the unfunded loan commitments, as of December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31, 2022
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self Storage	Manufactured Housing	Total
Beginning Balance	$9,681	$288	$776	$86	$169	$4,597	$152	$78	$15,827
Changes:
General allowance/(benefit) for credit losses	11,485	89	(106)	173	(122)	(533)	(142)	(47)	10,797
Specific allowance/(benefit) for credit losses	—	25,281	—	—	—	—	—	—	25,281
Write offs from specific allowance for credit losses	—	(11,057)	—	—	—	—	—	—	(11,057)
Ending Balance	$21,166	$14,601	$670	$259	$47	$4,064	$10	$31	$40,848

	Year Ended December 31, 2021
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self Storage	Manufactured Housing	Total
Beginning Balance	$3,095	$404	$1,575	$3,795	$132	$11,646	$117	$122	20,886
Changes:
General allowance/(benefit) for credit losses	6,875	(116)	(799)	(3,709)	37	(7,049)	35	(44)	(4,770)
Write offs from general allowance for credit losses	(289)	—	—	—	—	—	—	—	(289)
Ending Balance	$9,681	$288	$776	$86	$169	$4,597	$152	$78	$15,827
The Company recorded an increase in its general allowance for credit losses during the year ended December 31, 2022 of $10.8 million. The primary driver for the higher reserve balance is the change in economic outlook since the end of the prior year coupled with the increase in overall portfolio of commercial mortgage loans, held for investment as of December 31, 2022.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
As of December 31, 2022, the Company identified a commercial mortgage loan, held for investment secured by a portfolio of retail properties, that was assigned a risk rating of “5” due to certain conditions that negatively impacted the underlying collateral property’s cash flows. Since the loan was considered a collateral-dependent asset under GAAP, as of December 31, 2022, a specific provision for credit losses of $14.2 million was recorded based on the difference between the Company’s estimation of the fair value of the underlying collateral property, less costs to sell, and the loan’s amortized cost basis. As of December 31, 2022, the loan has a fully funded outstanding principal balance of $63.6 million, and carrying value of $46.1 million. The significant unobservable inputs to the discounted cash flow model used to estimate the fair value of the retail properties collateralizing the loan included a capitalization rate, which ranged from 4.75%-6.50%.
The following table presents the activity in the Company's allowance for credit losses for the unfunded loan commitments, which is included in accounts payable and accrued expenses in the consolidated balance sheets as of December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31, 2022
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self Storage	Manufactured Housing	Total
Beginning Balance	$137	$1	$13	$3	$10	$79	$—	$—	$243
Changes:
General allowance/(benefit) for credit losses	28	(37)	73	—	(10)	(18)	—	1	37
Ending Balance	$165	$(36)	$86	$3	$—	$61	$—	$1	$280

	Year Ended December 31, 2021
	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self Storage	Manufactured Housing	Total
Beginning Balance	$85	$—	$47	$418	$14	$101	$—	$—	$665
Changes:
General allowance/(benefit) for credit losses	52	1	(34)	(415)	(4)	(22)	—	—	(422)
Ending Balance	$137	$1	$13	$3	$10	$79	$—	$—	$243
The following table represents the composition by loan collateral type and region of the Company's commercial mortgage loans, held for investment portfolio (dollars in thousands):

	December 31, 2022		December 31, 2021
Loan Collateral Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$4,030,975	76.1%	$2,953,938	69.6%
Hospitality	510,566	9.7%	460,884	10.9%
Office	405,705	7.7%	485,575	11.4%
Retail	120,017	2.3%	104,990	2.5%
Industrial	93,035	1.8%	88,956	2.1%
Other	128,676	2.4%	148,619	3.5%
Total	$5,288,974	100.0%	$4,242,962	100.0%

	December 31, 2022		December 31, 2021
Loan Region	Par Value	Percentage	Par Value	Percentage
Southeast	$2,229,756	42.2%	$1,106,439	26.2%
Southwest	1,763,492	33.3%	1,764,905	41.6%
Mideast	706,192	13.4%	646,125	15.2%
Far West	234,891	4.4%	301,040	7.1%
Great Lakes	162,162	3.1%	183,930	4.3%
Various	192,481	3.6%	240,523	5.6%
Total	$5,288,974	100.0%	$4,242,962	100.0%

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
As of December 31, 2022 and 2021, the Company's total commercial mortgage loans, held for sale, measured at fair value was composed of two loans and one loan, respectively. As of December 31, 2022 and 2021, the contractual principal outstanding of commercial mortgage loans, held for sale, measured at fair value was $15.6 million and $34.3 million, respectively. As of December 31, 2022 and 2021, none of the Company's commercial mortgage loans, held for sale, measured at fair value were in default or greater than ninety days past due.
The following table represents the composition by loan collateral type and region of the Company's commercial mortgage loans, held for sale, measured at fair value (dollars in thousands):

	December 31, 2022		December 31, 2021
Loan Collateral Type	Par Value	Percentage	Par Value	Percentage
Retail	$12,000	76.8%	$—	—%
Office	3,625	23.2%	34,250	100.0%
Total	$15,625	100.0%	$34,250	100.0%

	December 31, 2022		December 31, 2021
Loan Region	Par Value	Percentage	Par Value	Percentage
Southeast	$15,625	100.0%	$34,250	100.0%
Loan Credit Quality and Vintage
The following tables present the amortized cost of our commercial mortgage loans, held for investment as of December 31, 2022 and 2021, by loan collateral type, the Company’s internal risk rating and year of origination. The risk ratings are updated as of December 31, 2022.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

As of December 31, 2022
	2022	2021	2020	2019	2018	2017	Total
Multifamily:
Risk Rating:
1-2 internal grade	$1,511,181	$2,184,362	$74,372	$—	$34,668	$—	$3,804,583
3-4 internal grade	—	167,707	10,807	—	34,731	—	213,245
Total Multifamily Loans	$1,511,181	$2,352,069	$85,179	$—	$69,399	$—	$4,017,828

Retail:
Risk Rating:
1-2 internal grade	$22,275	$33,884	$—	$—	$—	$—	$56,159
3-4 internal grade	—	—	—	—	—	—	—
5 internal grade	60,304	—	—	—	—	—	60,304
Total Retail Loans	$82,579	$33,884	$—	$—	$—	$—	$116,463

Office:
Risk Rating:
1-2 internal grade	$—	$50,351	$189,740	$66,110	$18,683	$—	$324,884
3-4 internal grade	—	—	54,533	25,748		—	80,281
Total Office Loans	$—	$50,351	$244,273	$91,858	$18,683	$—	$405,165

Industrial:
Risk Rating:
1-2 internal grade	$77,762	$—	$14,955	$—	$—	$—	$92,717
3-4 internal grade	—	—	—	—	—	—	—
Total Industrial Loans	$77,762	$—	$14,955	$—	$—	$—	$92,717

Mixed Use:
Risk Rating:
1-2 internal grade	$19,939	$32,463	$—	$—	$—	$—	$52,402
3-4 internal grade	—	—	—	—	—	—	—
Total Mixed Use Loans	$19,939	$32,463	$—	$—	$—	$—	$52,402

Hospitality:
Risk Rating:
1-2 internal grade	$137,055	$160,397	$—	$49,564	$22,116	$—	$369,132
3-4 internal grade	32,305	—	—	28,882	—	78,867	140,054
Total Hospitality Loans	$169,360	$160,397	$—	$78,446	$22,116	$78,867	$509,186

Self Storage:
Risk Rating:
1-2 internal grade	$—	$14,986	$29,858	$—	$—	$—	$44,844
3-4 internal grade	—	—	—	—	—	—	—
Total Self Storage Loans	$—	$14,986	$29,858	$—	$—	$—	$44,844

Manufactured Housing:
Risk Rating:
1-2 internal grade	$10,479	$6,677	$6,344	$—	$—	$—	$23,500
3-4 internal grade	—	—	7,671	—	—	—	7,671
Total Manufactured Housing Loans	$10,479	$6,677	$14,015	$—	$—	$—	$31,171
Total	$1,871,300	$2,650,827	$388,280	$170,304	$110,198	$78,867	$5,269,776

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

December 31, 2021
	2021	2020	2019	2018	2017	2016	Total
Multifamily:
Risk Rating:
1-2 internal grade	$2,438,376	$270,953	$103,989	$90,877	$—	$—	$2,904,195
3-4 internal grade	—	—	—	37,025	—	—	37,025
Total Multifamily Loans	$2,438,376	$270,953	$103,989	$127,902	$—	$—	$2,941,220

Retail:
Risk Rating:
1-2 internal grade	$33,830	$11,928	$29,515	$29,452	$—	$—	$104,725
3-4 internal grade	—	—	—	—	—	—	—
Total Retail Loans	$33,830	$11,928	$29,515	$29,452	$—	$—	$104,725

Office:
Risk Rating:
1-2 internal grade	$50,291	$253,759	$136,800	$43,308	$—	$—	$484,158
3-4 internal grade	—	—	—	—	—	—	—
Total Office Loans	$50,291	$253,759	$136,800	$43,308	$—	$—	$484,158

Industrial:
Risk Rating:
1-2 internal grade	$—	$31,906	$—	$—	$—	$—	$31,906
3-4 internal grade	—	—	56,933	—	—	—	56,933
Total Industrial Loans	$—	$31,906	$56,933	$—	$—	$—	$88,839

Mixed Use:
Risk Rating:
1-2 internal grade	$32,395	$30,325	$—	$—	$—	$—	$62,720
3-4 internal grade	—	—	—	—	—	—	—
Total Mixed Use Loans	$32,395	$30,325	$—	$—	$—	$—	$62,720

Hospitality:
Risk Rating:
1-2 internal grade	$153,032	$26,920	$34,054	$—	$—	$—	$214,006
3-4 internal grade	—	—	113,961	52,790	79,102	—	245,853
Total Hospitality Loans	$153,032	$26,920	$148,015	$52,790	$79,102	$—	$459,859

Self Storage:
Risk Rating:
1-2 internal grade	$14,948	$41,382	$—	$—	$—	$—	$56,330
3-4 internal grade	—	—	—	—	—	—	—
Total Self Storage Loans	$14,948	$41,382	$—	$—	$—	$—	$56,330

Manufactured Housing:
Risk Rating:
1-2 internal grade	$6,665	$22,372	$—	$—	$—	$—	$29,037
3-4 internal grade	—	—	—	—	—	—	—
Total Manufactured Housing Loans	$6,665	$22,372	$—	$—	$—	$—	$29,037
Total	$2,729,537	$689,545	$475,252	$253,452	$79,102	$—	$4,226,888

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Past Due Status
The following table presents an aging summary of the loans amortized cost basis at December 31, 2022 (dollars in thousands):

	Multifamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self Storage	Manufactured Housing	Total
Status:
Current	$4,017,828	$56,159	$405,165	$92,717	$52,402	$452,111	$44,844	$31,171	$5,152,397
1-29 days past due	—	—	—	—	—	—	—	—	—
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—	—	—
120+ days past due (1)	—	60,304	—	—	—	57,075	—	—	117,379
Total	$4,017,828	$116,463	$405,165	$92,717	$52,402	$509,186	$44,844	$31,171	$5,269,776
________________________
(1) For the year ended December 31, 2022, there was no interest income recognized on these loans.
Non-performing Status
The following table presents the amortized cost basis of the loans on nonaccrual status as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	December 31, 2022	December 31, 2021
Non-performing loan amortized cost at beginning of year, January 1	$57,075	$94,887
Addition of non-performing loan amortized cost	60,304	—
Less: Removal of non-performing loan amortized cost	—	37,812
Non-performing loan amortized cost at end of period	$117,379	$57,075
As of December 31, 2022, the Company had two loans with a total amortized cost basis of $117.4 million designated as non-performing status. One loan is for a hotel property located in New York, NY, which was placed on non-accrual status in 2019 and had an amortized cost basis of $57.1 million as of December 31, 2022. No specific allowance for credit losses has been recorded on the loan. The Company did not recognize any interest income on the non-accrual loan during the year ended December 31, 2022. The second loan relates to a commercial mortgage loan with a fully funded outstanding principal balance of $63.6 million collateralized by a portfolio of retail properties in various locations throughout the United States. The loan has been assigned a risk rating of “5” and concurrently, the Company elected to apply a practical expedient for collateral dependent assets in which the allowance for credit losses is calculated as the difference between the estimated fair value of the underlying collateral, less estimated cost to sell, and the amortized cost basis of the individual loan. The loan was evaluated in accordance with ASC 310 - Receivables and was determined to be a TDR. As of December 31, 2022, the Company has recorded a specific allowance for credit losses of $14.2 million on this loan. Further, the Company has designated the loan as non-performing and placed the loan on cost recovery status by ceasing the recognition of interest income. Any contractual amounts received are accounted for under the cost-recovery method, until the loan qualifies for return to accrual status. As of December 31, 2022, the Company has received $8.0 million in cost recovery proceeds, which reduced the amortized cost of the loan.
As of December 31, 2021, the Company had one loan, the hotel property in New York, NY, with a carrying value of $57.1 million, designated as non-performing, which had no specific allowance for credit losses.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
All commercial mortgage loans, excluding loans classified as commercial mortgage loans, held for sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2. As of December 31, 2022 and 2021, the weighted average risk ratings of loans were 2.2 and 2.1, respectively.
The following table represents the allocation by risk rating for the Company's commercial mortgage loans, held for investment, (dollars in thousands):

December 31, 2022			December 31, 2021
Risk Rating	Number of Loans	Par Value	Risk Rating	Number of Loans	Par Value
1	—	$—	1	—	$—
2	141	4,783,568	2	148	3,903,047
3	15	281,071	3	16	282,840
4	4	160,695	4	1	57,075
5	1	63,640	5	—	—
	161	$5,288,974		165	$4,242,962

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
For the years ended December 31, 2022 and December 31, 2021, the activity in the Company's commercial mortgage loans, held for investment portfolio, net of provision for credit losses, was as follows (dollars in thousands):

	Year Ended December 31,
	2022		2021
Amortized cost, Beginning of Year	$4,226,888		$2,714,734
Acquisitions and originations	2,247,613		2,897,002
Principal repayments	(1,109,769)		(1,286,598)
Discount accretion/premium amortization	12,614		7,038
Loans transferred from/(to) commercial real estate loans, held for sale	(9,296)		(52,615)
Net fees capitalized into carrying value of loans	(13,775)		(15,150)
Transfer to real estate owned	(80,460)	'(1)	(37,523)
Cost recovery	(4,039)		—
Amortized cost, End of Year	$5,269,776		$4,226,888
Allowance for credit losses, Beginning of Year	$(15,827)		$(20,886)
General (provision)/benefit for credit losses	(10,797)		4,770
Specific (provision)/benefit for credit losses	(25,281)		—
Write offs from specific allowance for credit losses	11,057	'(1)	—
Write offs from general allowance for credit losses	—		289
Allowance for credit losses, End of Year	$(40,848)		$(15,827)
Balance at End of Year	$5,228,928		$4,211,061
________________________
(1) See Note 5 - Real Estate Owned for details.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 4 - Real Estate Securities
Real Estate Securities Classified As Trading
The following is a summary of the Company's RMBS classified by collateral type and interest rate characteristics as of December 31, 2022 (dollars in thousands):

	Carrying Amount	Average Yield (1)
December 31, 2022
Agency Securities:
Fannie Mae/Freddie Mac ARMs	$235,728	2.42%

December 31, 2021
Agency Securities:
Fannie Mae/Freddie Mac ARMs	$4,246,803	2.23%
Ginnie Mae ARMs	320,068	2.72%
	$4,566,871	2.26%
________________________
(1) Average yield is presented for the year then ended, and is based on the cash component of interest income expressed as a percentage on average cost basis (the “cash yield”).
The maturity of ARM Agency Securities is directly affected by prepayments of principal on the underlying mortgage loans. Consequently, actual maturities may be significantly shorter than the portfolio’s weighted average contractual maturity of 182 months.
The Company's ARM Agency Securities are backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period. After the initial fixed-rate period, if applicable, mortgage loans underlying ARM securities typically either (i) adjust annually based on specified margins over the one-year LIBOR or the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”), (ii) adjust semiannually based on specified margins over six-month LIBOR or the six-month Secured Overnight Financing Rate (“SOFR”), or (iii) adjust monthly based on specified margins over indices such as one-month LIBOR, the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index, usually subject to periodic and lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.
For the year ended December 31, 2022 and 2021, the Company sold trading securities totaling $3.8 billion and $1.9 billion. For the year ended December 31, 2022 and 2021, the Company recognized trading losses on ARM Agency Securities of $119.2 million and $34.8 million, respectively, due to principal paydowns, changes in market values, and sales of these securities, and were included in Trading (gain)/loss in the Company's consolidated statements of operations. The Company did not own any trading securities during 2020.
Real Estate Securities Classified As Available For Sale
The following is a summary of the Company's real estate securities, available for sale, measured at fair value as of December 31, 2022 (dollars in thousands):

December 31, 2022
Type	Interest Rate	Maturity	Par Value	Fair Value
CRE CLO bond 1	7.1%	8/19/2035	$40,000	$39,795
CRE CLO bond 2	7.6%	8/19/2035	25,000	25,010
CRE CLO bond 3	8.4%	8/19/2035	10,000	10,056
CRE CLO bond 4	7.4%	10/25/2039	36,700	36,990
CRE CLO bond 5	8.0%	10/25/2039	35,000	35,298
CRE CLO bond 6	8.6%	10/25/2039	14,300	14,221
CRE CLO bond 7	7.3%	10/19/2039	60,000	59,655
			$221,000	$221,025

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The Company classified its CRE CLO bonds as available for sale and reported them at fair value in the consolidated balance sheets with changes in fair value recorded in accumulated other comprehensive income/(loss) as of December 31, 2022. The weighted average contractual maturity for CRE CLO investments included within the CRE CLO bond portfolio as of December 31, 2022 was 15.4 years. As of December 31, 2021, the Company did not hold any Real Estate Securities classified as Available for Sale.
The following table shows the amortized cost, allowance for expected credit losses, unrealized gain/(loss) and fair value of the Company's CRE CLO bonds by investment type as of December 31, 2022 (dollars in thousands):

	Amortized Cost	Credit Loss Allowance	Unrealized Gain	Unrealized (Loss)	Fair Value
December 31, 2022
CLO	$220,635	$—	$833	(443)	$221,025
As of December 31, 2022, the Company held seven CRE CLO bonds with an amortized cost basis of $220.6 million and a net unrealized gain of $0.39 million, three of which were held in an unrealized loss position of $0.4 million. As of December 31, 2022, zero positions had an unrealized loss for a period greater than twelve months. As of December 31, 2022, the fair value of the Company's CRE CLO bonds that were in an unrealized loss position for less than twelve months, and for which an allowance for credit loss has not been recorded was $113.7 million.
Note 5 - Real Estate Owned
Real Estate Owned, Held for Investment
The following table summarizes the Company's real estate owned, held for investment assets as of December 31, 2022 (dollars in thousands):

As of December 31, 2022
Acquisition Date (1)	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(2,877)	$87,746
Various (2)	Retail	Various	9,105	31,036	—	(115)	40,026
			$12,541	$115,295	$2,928	$(2,992)	$127,772
________________________
(1) Refer to Note 2 for the useful life of the above assets.
(2) As discussed below, ten retail properties associated with a loan secured by the Walgreen's Portfolio (defined below) were foreclosed upon during the quarter ended December 31, 2022. The properties are located throughout the country.
The following table summarizes the Company's real estate owned assets as of December 31, 2021 (dollars in thousands):

As of December 31, 2021
Acquisition Date (1)	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(575)	$90,048
________________________
(1) Refer to Note 2 for the useful life of the above asset.
Depreciation expense for the years ended December 31, 2022 and 2021 totaled $2.4 million and $1.0 million, respectively.
In August 2021 the Company and an investment fund managed by the Advisor entered into a joint venture agreement and formed a joint venture entity, Jeffersonville Member, LLC (the "Jeffersonville JV") to acquire a $139.5 million triple net lease property in Jeffersonville, GA. The Company has a 79% interest in the Jeffersonville JV, while the affiliated fund has a 21% interest. The Company invested a total of $109.8 million, made up of $88.7 million in debt and $21.1 million in equity, representing 79% of the ownership interest in the Jeffersonville JV. The affiliated fund made up the remaining $29.8 million composed of a $24.0 million mortgage note payable and $5.7 million in non-controlling interest. The Company has control of Jeffersonville JV with 79% ownership and, therefore, consolidates Jeffersonville JV on its consolidated balance sheet. The Company's $88.7 million mortgage note payable to Jeffersonville JV is eliminated in consolidation (see Note 7 - Debt).

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
As disclosed in Note 3 - Commercial Mortgage Loans in April 2022, the Company fully funded a $113.2 million first mortgage loan, collateralized by 24 retail properties with various locations throughout the United States (the "Walgreens Portfolio"). During the quarter ended December 31, 2022, through foreclosures, the Company acquired ten of the 24 properties and as a result recorded at fair value $40.1 million of real estate owned, held for investment. These properties are held through a joint venture entity, BSPRT Walgreens Portfolio, LLC (the "Walgreens JV"), formed by the Company and an affiliate of the Company. The Company has 75.618% ownership interest in the Walgreens Portfolio, while the affiliated fund has 24.242% interest. The Company has control of the Walgreens Portfolio as the majority owner in the joint venture and, therefore, consolidates the Walgreens Portfolio on its consolidated balance sheet. As of December 31, 2022, the Company recorded $10.5 million in non-controlling interest related to the Walgreens Portfolio on its consolidated balance sheets as of December 31, 2022. Subsequent to year ended December 31, 2022, the Walgreens JV obtained legal ownership of four additional properties.
We are engaged in ongoing litigation relating to a loan secured by the retail properties located throughout the United States, as more fully described in "Part I, Item 3. Legal Proceedings".
Real Estate Owned, Held for Sale
During the year ended December 31, 2022, the Company entered into agreements with two borrowers to voluntarily transfer their assets in exchange for the removal of the borrowers' obligation to repay all of the associated commercial mortgage loans receivable with an amortized cost of $36.9 million, in aggregate, provided by the Company. One of the voluntary transfers collateralized by a multifamily portfolio was the result of the borrower experiencing financial difficulty and the recorded investment in the receivable was more than the fair value, less estimated costs to sell, for the collateral collected. Therefore, the voluntary transfer qualified as a TDR. The Company accounted for both voluntary transfers and the real estate owned acquired as asset acquisitions. The voluntary transfers resulted in a total realized loss of $0.4 million, in aggregate, and was recognized in Realized (gain)/loss on sale of commercial mortgage loan, held for sale in the consolidated statements of operations for the year ended December 31, 2022. As of December 31, 2022, the Company has designated the properties included within the real estate owned business segment as held for sale in accordance with ASC 360. The properties are currently being marketed and sales are probable to occur within one year. As of December 31, 2022, the Company recognized an unrealized loss of $0.7 million on real estate owned, held for sale assets resulting in a carrying value of $36.5 million, in aggregate.
There was no real estate owned, held for sale on the Company's consolidated balance sheets as of December 31, 2021.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 6 - Leases
Intangible Lease Asset
The following table summarizes the Company's intangible lease asset recognized in the consolidated balance sheets as of December 31, 2022 and 2021 (dollars in thousands):

Identified intangible assets:	December 31, 2022	December 31, 2021
Gross amount	58,542	49,192
Accumulated amortization	(3,711)	(720)
Total, net	$54,831	$48,472

Identified intangible liabilities:
Gross amount	6,507	$—
Accumulated amortization	(79)	—
Total, net	$6,428	$—
Rental Income
On September 17, 2021, the Company purchased an industrial facility that is subject to an existing triple net lease. The minimum rental amount due under the lease is subject to annual increases of 2.0%. The initial term of the lease expires in 2038 and contains renewal options for four consecutive five-year terms. The remaining lease term is 15.8 years. Rental income for this operating lease for the year ended December 31, 2022 and 2021 totaled $9.2 million and $2.6 million. Rental income is included in Revenue from real estate owned in the consolidated statements of operations.
During the quarter ended December 31, 2022, the Company acquired ten retail properties through foreclosures that were each subject to triple net leases. The initial terms of the leases expire in March 2034 and contain renewal options for eleven consecutive five-year terms. The remaining lease term is 11.3 years. Rental income for these operating leases for the year ended December 31, 2022 totaled $0.4 million.
The following table summarizes the Company's schedule of future minimum rents to be received under the lease (dollars in thousands):

Future Minimum Rents	December 31, 2022
2023	$10,494
2024	10,655
2025	10,820
2026	10,987
2027 and beyond	132,525
Total minimum rent	$175,481
Amortization Expense
Intangible lease assets are amortized using the straight-line method over the contractual life of the lease, of a period up to 20 years. The weighted average life of the intangible asset as of December 31, 2022 is approximately 15.1 years. Amortization expense for the years ended December 31, 2022 and 2021 totaled $3.0 million and $1.1 million, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $0.1 million for the year ended December 31, 2022. The following table summarizes the Company's expected acquired below (above) market leases, net amortization over the next five years, assuming no further acquisitions or dispositions (dollars in thousands):

Amortization Expense - Acquired below (above) market leases, net	December 31, 2022
2023	$(576)
2024	(576)
2025	(576)
2026	(576)
2027	(576)
The following table summarizes the Company's expected other identified intangible assets, net amortization over the next five years, assuming no further acquisitions or dispositions (dollars in thousands):

Amortization Expense - Other identified intangible assets	December 31, 2022
2023	$3,707
2024	3,707
2025	3,707
2026	3,707
2027	3,707
Note 7 - Debt
Repurchase Agreements - Commercial Mortgage Loans
The Company has entered into repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), Barclays Bank PLC (the "Barclays Revolver Facility" and the "Barclays Repo Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Credit Suisse AG (the "CS Repo Facility" and together with JPM Repo Facility, WF Repo Facility, Barclays Revolver Facility, and Barclays Repo Facility, collectively, the "Repo Facilities").
The Repo Facilities are financing sources through which the Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 65% to 75% of the principal amount of the mortgage loan being pledged.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The details of the Company's Repo Facilities at December 31, 2022 and 2021 are as follows (dollars in thousands):

As of December 31, 2022
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility (2)	$500,000	$275,423	$11,773	7.42%	10/6/2024
CS Repo Facility (3)	600,000	168,046	8,676	7.12%	10/31/2023
WF Repo Facility (4)	500,000	79,807	7,492	7.11%	11/21/2023
Barclays Revolver Facility (5)	250,000	—	1,267	N/A	9/20/2023
Barclays Repo Facility (6)	500,000	157,583	8,997	6.75%	3/14/2025
Total	$2,350,000	$680,859	$38,205
________________________
(1) For the year ended December 31, 2022. Includes amortization of deferred financing costs.
(2) With one-year extension option available at the Company's discretion. On July 7, 2022, the committed financing was increased from $400 million to $500 million. Additionally, on December 12, 2022, the Company extended the maturity date to October 6, 2024.
(3) On July 12, 2022, the committed financing was increased from $300 million to $600 million. Additionally, on November 1, 2022 the maturity date was extended to October 31, 2023.
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
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of December 31, 2022 and 2021, the Company is in compliance with all debt covenants.
Other financing and loan participation - Commercial Mortgage Loans
On March 23, 2020, the Company transferred $15.2 million of its interest in a term loan to a regional bank via a participation agreement. Since inception, the Company's outstanding loan increased resultant of future fundings, leading to an increase in amount outstanding via the participation agreement. The Company incurred $1.7 million and $0.9 million of interest expense on the regional bank term loan for the year ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021 the outstanding participation balance was $59.2 million and $37.9 million, respectively. The loan accrued interest at an annual rate of one-month LIBOR +2.20% and matures on June 9, 2023.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
On February 10, 2022, the Company transferred $38.0 million of its interest in a term loan to a regional bank via a participation agreement. Since inception, the Company's outstanding loan could increase as a result of future fundings, which could lead to an increase in amount outstanding via the participation agreement. The Company incurred $0.5 million of interest expense on the regional bank term loan for the year ended December 31, 2022. As of December 31, 2022, the outstanding participation balance was $17.1 million. The loan accrued interest at an annual rate of one-month SOFR + 4.01% and matures on May 1, 2025.
Mortgage Note Payable
On September 17, 2021, the Company, in connection with the consolidated joint venture (as discussed in Note 5 - Real Estate Owned), originated a $112.7 million mortgage note payable, of which $88.7 million is eliminated in our consolidated financial statements (see Note 5 - Real Estate Owned). As of December 31, 2022 and 2021, the remaining outstanding mortgage note payable of $24.0 million is included in the consolidated balance sheet. As of December 31, 2022, the loan accrued interest at an annual rate of Libor + 3.0%, which is eliminated in our consolidated financial statements, and matures on October 9, 2024.
Unsecured Debt
As of December 31, 2022, the Company had outstanding 30-year junior subordinated notes issued in 2005 and 2006 and maturing in 2035 and 2036, respectively, with a total face amount of $100.0 million. Note balances net of deferred issuance costs, and related weighted average interest rates as of the indicated dates (calculated including issuance cost amortization and adjusted for the effects of related derivatives held as cash flow hedges prior to termination) were as follows (dollars in thousands):

	December 31, 2022		December 31, 2021
	Borrowings Outstanding	Weighted Average	Borrowings Outstanding	Weighted Average
Junior subordinated notes maturing in:
October 2035 ($35,000 face amount)	$34,508	8.25%	$34,470	7.86%
December 2035 ($40,000 face amount)	39,513	8.39%	39,474	7.63%
September 2036 ($25,000 face amount)	24,674	8.39%	24,650	7.67%
	$98,695	8.34%	$98,594	7.72%
The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option. Interest paid on unsecured debt, including related derivative cash flows, totaled $5.7 million and $0.6 million for the twelve months ended December 31, 2022 and 2021, respectively.
The Company entered into a $100.0 million lending and security agreement with Security Benefit Life Insurance Company ("SBL") in February 2020, which was amended in March and August 2020. The Company incurred $1.0 million and $2.0 million of interest expense on the lending agreement with SBL for the twelve months ended December 31, 2022 and 2021 respectively. In November 2022, the lending and security agreement with SBL was terminated by the Company. As of December 31, 2021 the outstanding balance was $50.0 million.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Below is a summary of the Company's MRAs as of December 31, 2022 and 2021 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Accrued Interest	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of December 31, 2022
JP Morgan Securities LLC	$103,513	$1,281	$120,751	5.34%	22
Barclays Capital Inc.	119,351	1,646	144,778	5.18%	50
Total/Weighted Average	$222,864	$2,927	$265,529	5.25%	37

As of December 31, 2021
JP Morgan Securities LLC	$19,025	$261	$24,087	1.14%	10
Goldman Sachs International	—	37	—	N/A	N/A
Barclays Capital Inc.	15,286	526	19,131	1.21%	14
Citigroup Global Markets, Inc.	—	81	—	N/A	N/A
Total/Weighted Average	$34,311	$905	$43,218	1.71%	33
___________________________________________________________________
(1) Includes $67.1 million and $43.2 million of CLO notes, held by the Company, which is eliminated within the Real estate securities, at fair value line of the consolidated balance sheets as of December 31, 2022 and 2021, respectively.
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
December 31, 2022
Repurchase agreements (and related pledged collateral, including accrued interest receivable), classified by remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

	Amount Outstanding	Accrued Interest	Collateral Pledged	Weighted Average Interest Rates
December 31, 2022
Repurchase arrangements secured by Agency securities with maturities of 30 days or less	$172,144	$544	$180,400	4.25%
Repurchase arrangements secured by Agency securities with maturities of 31 to 90 days	45,000	114	47,210	4.51%
	$217,144	$658	$227,610	4.30%
December 31, 2021
Repurchase arrangements secured by Agency securities with maturities of 30 days or less	$4,144,473	$8,908	$4,327,020	0.13%
Average repurchase agreements outstanding were $1.0 billion and $4.0 billion during the year ended December 31, 2022 and 2021, respectively. Average repurchase agreements outstanding differed from respective year-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff and asset sales. Interest paid on repurchase agreements, including related derivative payments, totaled $8.5 million and $1.24 million during the twelve months ended December 31, 2022 and 2021, respectively.
Collateralized Loan Obligation
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
As of December 31, 2022 and 2021, the notes issued by BSPRT 2019-FL5 Issuer, Ltd. and BSPRT 2019-FL5 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 25 and 48 mortgage assets having a principal balance of $378.8 million and $589.0 million, respectively, (the "2019-FL5 Mortgage Assets"). The sale of the 2019-FL5 Mortgage Assets to BSPRT 2019-FL5 Issuer, Ltd. is governed by a Mortgage Asset Purchase Agreement dated as of May 30, 2019, between the Company and BSPRT 2019-FL5 Issuer, Ltd.
As of December 31, 2022 and 2021, the notes issued by BSPRT 2021-FL6 Issuer, Ltd. and BSPRT 2021-FL6 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 58 and 44 mortgage assets having a principal balance of $691.1 million and $682.3 million, respectively, (the "2021-FL6 Mortgage Assets"). The sale of the 2021-FL6 Mortgage Assets to BSPRT 2021-FL6 Issuer, Ltd. is governed by a Collateral Interest Purchase Agreement dated as of March 25, 2021, between the Company and BSPRT 2021-FL6 Issuer, Ltd.
As of December 31, 2022 and 2021, the notes issued by BSPRT 2021-FL7 Issuer, Ltd. and BSPRT 2021-FL7 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 39 and 47 mortgage assets having a principal balance of $899.7 million and $871.4 million, respectively, (the "2021-FL7 Mortgage Assets"). The sale of the 2021-FL7 Mortgage Assets to BSPRT 2021-FL7 Issuer, Ltd. is governed by a Collateral Interest Purchase Agreement dated as of March 25, 2021, between the Company and BSPRT 2021-FL7 Issuer, Ltd.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
As of December 31, 2022, the notes issued by BSPRT 2022-FL8 Issuer, Ltd. and BSPRT 2022-FL8 Co-Issuer, LLC, are collateralized by interests in a pool of 39 mortgage assets having a principal balance of $1.2 billion, respectively, (the "2022-FL8 Mortgage Assets"). The sale of the 2022-FL8 Mortgage Assets to BSPRT 2022-FL8 Issuer, Ltd. is governed by a Collateral Interest Purchase Agreement dated as of December 21, 2021, between the Company and BSPRT 2022-FL8 Issuer, Ltd.
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
As of December 31, 2022, the notes issued by BSPRT 2022-FL9 Issuer, LLC are collateralized by interests in a pool of 50 mortgage assets having a principal balance of $797.5 million, respectively, (the "2022-FL9 Mortgage Assets"). The sale of the 2022-FL9 Mortgage Assets to BSPRT 2022-FL9 Issuer, LLC is governed by a Collateral Interest Purchase Agreement, dated as of June 29, 2022, by and among FBRT Sub REIT, BSPRT 2022-FL9 Issuer, LLC, the OP, and BSPRT 2022-FL9 Seller, LLC.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The Company, through its wholly-owned subsidiaries, holds the preferred equity tranches of the above CLOs of approximately $401.8 million and $329.2 million as of December 31, 2022 and 2021, respectively. The following table represents the terms of the notes issued by 2019-FL5 Issuer, 2021-FL6 Issuer, 2021-FL7 Issuer, 2022-FL8 Issuer and 2022-FL9 Issuer (collectively the "CLOs"), respectively, as of December 31, 2022 (dollars in thousands):

CLO Facility	Tranche	Par Value Issued		Par Value Outstanding (1)	Interest Rate	Maturity Date
2019-FL5 Issuer	Tranche A	$407,025		$—	1M LIBOR + 115	5/15/2029
2019-FL5 Issuer	Tranche A-S	76,950		73,715	1M LIBOR + 148	5/15/2029
2019-FL5 Issuer	Tranche B	50,000		50,000	1M LIBOR + 140	5/15/2029
2019-FL5 Issuer	Tranche C	61,374		61,374	1M LIBOR + 200	5/15/2029
2019-FL5 Issuer	Tranche D	48,600		5,000	1M LIBOR + 240	5/15/2029
2019-FL5 Issuer	Tranche E	20,250		20,250	1M LIBOR + 285	5/15/2029
2021-FL6 Issuer	Tranche A	367,500		367,500	1M LIBOR + 110	3/15/2036
2021-FL6 Issuer	Tranche A-S	86,625		86,625	1M LIBOR + 130	3/15/2036
2021-FL6 Issuer	Tranche B	33,250		33,250	1M LIBOR + 160	3/15/2036
2021-FL6 Issuer	Tranche C	41,125		41,125	1M LIBOR + 205	3/15/2036
2021-FL6 Issuer	Tranche D	44,625		44,625	1M LIBOR + 300	3/15/2036
2021-FL6 Issuer	Tranche E	11,375		11,375	1M LIBOR + 350	3/15/2036
2021-FL7 Issuer	Tranche A	508,500		508,500	1M LIBOR + 132	12/21/2038
2021-FL7 Issuer	Tranche A-S	13,500		13,500	1M LIBOR + 165	12/21/2038
2021-FL7 Issuer	Tranche B	52,875		52,875	1M LIBOR + 205	12/21/2038
2021-FL7 Issuer	Tranche C	66,375		66,375	1M LIBOR + 230	12/21/2038
2021-FL7 Issuer	Tranche D	67,500		67,500	1M LIBOR + 275	12/21/2038
2021-FL7 Issuer	Tranche E	13,500		13,500	1M LIBOR + 340	12/21/2038
2022-FL8 Issuer	Tranche A	690,000		690,000	1M SOFR + 150	2/15/2037
2022-FL8 Issuer	Tranche A-S	66,000		66,000	1M SOFR + 185	2/15/2037
2022-FL8 Issuer	Tranche B	55,500		55,500	1M SOFR + 205	2/15/2037
2022-FL8 Issuer	Tranche C	67,500		67,500	1M SOFR + 230	2/15/2037
2022-FL8 Issuer	Tranche D	81,000		81,000	1M SOFR + 280	2/15/2037
2022-FL9 Issuer	Tranche A	423,667		423,667	1M SOFR + 255	5/15/2039
2022-FL9 Issuer	Tranche A-S	96,380		96,380	1M SOFR + 310	5/15/2039
2022-FL9 Issuer	Tranche B	42,166		42,166	1M SOFR + 360	5/15/2039
2022-FL9 Issuer	Tranche C	48,189		48,189	1M SOFR + 415	5/15/2039
2022-FL9 Issuer	Tranche D	49,194		49,194	1M SOFR + 505	5/15/2039
2022-FL9 Issuer	Tranche E	11,041		11,043	1M SOFR + 565	5/15/2039
		$3,601,586	—	$3,147,728
________________________
(1) Excludes $453.4 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of December 31, 2022.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The following table represents the terms of the notes issued by the 2018-FL4 Issuer, 2019-FL5 Issuer, 2021-FL6 Issuer and 2021-FL7 Issuer, as of December 31, 2021 (dollars in thousands):

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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The below table reflects the total assets and liabilities of the Company's outstanding CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of December 31, 2022 and 2021 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE. The VIE’s are non-recourse to the Company.

Assets (dollars in thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents (1)	$43,246	$187,668
Commercial mortgage loans, held for investment, net (2)	3,942,918	2,629,431
Accrued interest receivable	15,444	5,918
Total Assets	$4,001,608	$2,823,017

Liabilities
Notes payable (3)(4)	$3,601,102	$2,482,762
Accrued interest payable	10,582	1,598
Total Liabilities	$3,611,684	$2,484,360
________________________
(1) Includes $42.5 million and $187.0 million of cash held by the servicer related to CLO loan payoffs as of December 31, 2022 and 2021, respectively.
(2) The balance is presented net of allowance for credit losses of $13.2 million and $8.7 million as of December 31, 2022 and 2021, respectively.
(3) Includes $453.4 million and $320.6 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of December 31, 2022 and 2021, respectively.
(4) The balance is presented net of deferred financing cost and discount of $19.2 million and $17.3 million as of December 31, 2022 and 2021, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 8 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share for the years ended December 31, 2022, 2021 and 2020, respectively (dollars in thousands, except share amounts):

	Year Ended December 31,
Numerator	2022	2021	2020
Net income/(loss)	$14,215	$25,702	$54,746
Net (income)/loss from noncontrolling interest	216	—	—
Less: Preferred stock dividends	41,741	33,587	14,920
Less: Undistributed earnings allocated to preferred stock	—	—	—
Net income/(loss) attributable to common shareholders (for basic and diluted earnings per share)	$(27,310)	$(7,885)	$39,826

Denominator
Weighted-average common shares outstanding for basic earnings per share	71,628,365	43,419,209	44,384,813
Effect of dilutive shares:
Unvested restricted shares and stock units (1)	—	15,521	14,066
Weighted-average common shares outstanding for diluted earnings per share	71,628,365	43,434,731	44,398,879

Basic earnings per share	$(0.38)	$(0.18)	$0.90
Diluted earnings per share	$(0.38)	$(0.18)	$0.90
_________________________________________________________
(1) The effect of dilutive shares excluded an aggregate of 476,653 weighted average restricted shares and stock units for year ended December 31, 2022, as the effect was anti-dilutive. Additionally, the effect of dilutive shares excluded an aggregate of 17,521,845 weighted average common equivalent of convertible preferred shares for the year ended December 31, 2022, as the effect was anti-dilutive.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 9 - Redeemable Convertible Preferred Stock and Equity Transactions
The following table presents the summary of the Company's outstanding shares of Redeemable Convertible Preferred Stock, Perpetual Preferred Stock, Automatically Convertible Preferred Stock and Common Stock as of December 31, 2022 and December 31, 2021 (dollars in thousands, except share amounts):

	Balance as of		Shares Outstanding as of		Fourth Quarter 2022 Dividend/Distribution Per Share (6)
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Redeemable Convertible Preferred Stock
Series C Preferred Stock (1)	$—	$6,971	—	1,400	n/a
Series D Preferred Stock (2)	$—	$89,684	—	17,950	n/a
Series H Preferred Stock (2)	$89,748	$—	17,950	—	$106.22
Series I Preferred Stock (1)	$5,000	$—	1,000	—	$106.22
Perpetual Preferred Stock
Series E Preferred Stock	$258,742	$258,742	10,329,039	10,329,039	$0.46875
Automatically Convertible Preferred Stock
Series F Preferred Stock (3)	$—	$710,431	—	39,733,299	n/a
Common Stock
Common Stock - at par value (4)(5)	$826	$441	82,992,784	43,965,928	$0.355
_________________________________________________________
(1) On October 19, 2022, 400 shares of the Company's Series C Preferred Stock each automatically converted into 299.2 shares of Common Stock, pursuant to the terms of the Series C Preferred Stock, resulting in the issuance of 119,538 shares of Common Stock. The remaining 1,000 outstanding shares of Series C Preferred Stock were exchanged by the holder for an equal number of the Company's newly created Series I Preferred Stock, all of which automatically converted into 299.2 shares of Common Stock on January 19, 2023, pursuant to the terms of the Series I Preferred Stock, resulting in the issuance of 299,200 shares of Common Stock.
(2) 17,950 shares of Series D Preferred Stock were issued in March 2021, all of which were exchanged for an equal number of shares of Series H Preferred Stock in June 2022. Unless earlier converted by the holder, each share of the Series H Preferred Stock will automatically convert into 299.2 shares of Common Stock on January 19, 2024, pursuant to the terms of the Series H Preferred Stock.
(3) On April 19, 2022, all of the 39,733,299 outstanding shares of the Company’s Series F Preferred Stock automatically converted on a one-for-one basis into an equal amount of shares of Common Stock, pursuant to the terms of the Articles Supplementary of the Series F Preferred Stock.
(4) Common Stock include shares issued pursuant to the Company's distribution reinvestment plan (the "DRIP") and unvested restricted shares.
(5) During the year ended December 31, 2022, the Company repurchased 1,416,369 shares of Common Stock at an average price of $11.71 per share, for a total of $16.6 million. All of these shares were retired upon settlement, reducing the total outstanding shares as of December 31, 2022. See discussion in the "Stock Repurchases" section below.
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
Dividends on the Company’s outstanding shares of preferred stock, to the extent not declared by the board of directors quarterly, will accrue, and dividends may not be paid on the Company's common stock to the extent there are accrued and unpaid dividends on the preferred stock. The amount of dividends paid on the Company’s Series H Preferred Stock and Series I Preferred Stock are generally in an amount equal to the dividends a holder of such preferred stock would have received if the preferred stock had been converted into common stock in accordance with its terms, except when the amount of common stock dividends are below the threshold stated in the terms of such preferred stock.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The Company distributed $87.8 million of common stock dividends during the year ended December 31, 2022, composed of $85.8 million in cash and $2.0 million in shares of common stock issued under the DRIP. The Company distributed $53.1 million of common stock dividends during the year ended December 31, 2021, composed of $48.0 million in cash and $5.1 million in shares of common stock issued under the DRIP.
As of December 31, 2022 and December 31, 2021, the Company had declared but unpaid common stock distributions of $29.5 million and $12.5 million, respectively, and $4.8 million of declared but unpaid Series E Preferred Stock distributions. Additionally, as of December 31, 2022 the Company had declared but unpaid Series H Preferred stock distributions of $1.9 million and declared but unpaid Series I Preferred stock distributions of $0.1 million. As of December 31, 2021, the Company had declared but unpaid Series C Preferred Stock distributions of $0.1 million, $1.5 million of declared but unpaid Series D Preferred Stock distributions and $11.3 million of declared but unpaid Series F Preferred Stock distributions. These amounts are included in Distributions payable on the Company’s consolidated balance sheets.
Preferred Stock
The following tables present the activity in the Company's Series C Preferred Stock for the years ended December 31, 2022 and 2021 (dollars in thousands, except share amounts):

	For the Years Ended
	December 31, 2022		December 31, 2021
	Shares	Amount	Shares	Amount
Balance at Beginning of Period	1,400	$6,971	1,400	$6,962
Converted into Common Stock	(400)	(1,997)	—	—
Exchanged for Series I Preferred Stock	(1,000)	(5,000)	—	—
Amortization of offering costs	—	26	—	9
Balance at End of Period	—	$—	1,400	$6,971
The following table presents the activity in the Company's Series D Preferred Stock for the years ended December 31, 2022 and 2021 (dollars in thousands, except share amounts):

	For the Years Ended
	December 31, 2022		December 31, 2021
	Shares	Amount	Shares	Amount
Balance at Beginning of Period	17,950	$89,684	—	$—
Issuance of Preferred Stock	—	—	17,950	89,748
Exchanged for Series H Preferred Stock	(17,950)	(89,748)	—	—
Offering costs	—	—	—	(82)
Amortization of offering costs	—	64	—	18
Balance at End of Period	—	$—	17,950	$89,684
The following table presents the activity in the Company's Series E Preferred Stock for the years ended December 31, 2022 and 2021 (dollars in thousands, except share amounts):

	For the Years Ended
	December 31, 2022		December 31, 2021
	Shares	Amount	Shares	Amount
Balance at Beginning of Period	10,329,039	$258,742	—	$—
Issuance of Preferred Stock	—	—	10,329,039	258,742
Balance at End of Period	10,329,039	$258,742	10,329,039	$258,742

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The following table presents the activity in the Company's Series F Preferred Stock for the years ended December 31, 2022 and 2021 (dollars in thousands, except share amounts):

	For the Years Ended
	December 31, 2022		December 31, 2021
	Shares	Amount	Shares	Amount
Balance at Beginning of Period	39,733,299	$710,431	—	$—
Issuance of Preferred Stock	—	—	39,733,299	710,431
Automatically converted into Common Stock	(39,733,299)	(710,431)	—	—
Balance at End of Period	—	$—	39,733,299	$710,431
The following table presents the activity in the Company's Series H Preferred Stock for the years ended December 31, 2022 and 2021 (dollars in thousands, except share amounts):

	For the Years Ended
	December 31, 2022		December 31, 2021
	Shares	Amount	Shares	Amount
Balance at Beginning of Period	—	$—	—	$—
Issuance of Series H Preferred Stock in exchange for Series D Preferred Stock	17,950	89,748	—	—
Balance at End of Period	17,950	$89,748	—	$—
The following table presents the activity in the Company's Series I Preferred Stock for the years ended December 31, 2022 and 2021 (dollars in thousands, except share amounts):

	For the Years Ended
	December 31, 2022		December 31, 2021
	Shares	Amount	Shares	Amount
Balance at Beginning of Period	—	$—	—	$—
Issuance of Series I Preferred Stock in exchange for Series C Preferred Stock	1,000	5,000	—	—
Balance at End of Period	1,000	$5,000	—	$—
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The following table is a summary of the Company’s repurchase activity of its common stock during the year ended December 31, 2022:

	For the Year Ended December 31, 2022
	Shares	Amount
Authorized repurchase amount	—	$65,000
Repurchases paid (1)(2)	1,416,369	(16,579)
Remaining as of December 31, 2022		$48,421
_________________________________________________________
(1)Amount includes commissions paid associated with share repurchases.
(2) For the year ended December 31, 2022, the average purchase price was $11.71 per share.
As of December 31, 2022, the Company had $48.4 million remaining under the share repurchase program.
Accumulated Other Comprehensive Income/(Loss)
The following tables set forth the changes in accumulated other comprehensive income/(loss) by component (dollars in thousands):

	For the Years Ended
	December 31, 2022			December 31, 2021			December 31, 2020
	Total	Available for Sale Securities	Cash Flow Hedges	Total	Available for Sale Securities	Cash Flow Hedges	Total	Available for sale securities	Cash Flow Hedges
Balance at Beginning of Period	$(62)	$—	$(62)	$(8,256)	$(8,256)	$—	$(978)	$(978)	$—
Other comprehensive income/(loss)	170	390	(220)	7,404	8,256	(852)	(7,278)	(7,278)	—
Reclassification adjustment for amounts included in net income/(loss)	282	—	282	790	—	790	—	—	—
Balance at End of Period	$390	$390	$—	$(62)	$—	$(62)	$(8,256)	$(8,256)	$—
Note 10 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of December 31, 2022 and 2021, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	December 31, 2022	December 31, 2021
2022	—	25,864
2023	73,921	123,860
2024	312,009	271,056
2025	70,429	12,808
2026 and beyond	9,629	24,517
	$465,988	$458,105
The borrowers are generally required to meet or maintain certain metrics in order to qualify for the unfunded commitment amounts.
Litigation and Regulatory Matters
The Company is not presently named as a defendant in any material litigation arising outside the ordinary course of business. However, the Company is involved in routine litigation arising in the ordinary course of business, none of which the Company believes, individually or in the aggregate, will have a material impact on the Company’s financial condition, operating results or cash flows.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the years ended December 31, 2022, 2021 and 2020 and the associated payable as of December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,			Payable as of December 31,
	2022	2021	2020	2022	2021
Acquisition expenses (1)	$1,360	$1,203	$696	$—	$—
Administrative services expenses	12,928	7,658	13,120	3,526	—
Asset management and subordinated performance fee	26,157	28,110	15,178	8,843	15,595
Other related party expenses (2)(3)	875	355	703	3,060	1,943
Total related party fees and reimbursements	$41,320	$37,326	$29,697	$15,429	$17,538
________________________
(1) Total acquisition fees and expenses paid during the years ended December 31, 2022, 2021 and 2020 were $11.7 million, $15.0 million and $7.1 million respectively, of which $10.3 million, $13.8 million and $6.4 million were capitalized within the commercial mortgage loans, held for investment and real estate securities, available for sale, measured at fair value lines of the consolidated balance sheets for the years ended December 31, 2022, 2021 and 2020.
(2) These are related to reimbursable costs incurred related to the increase in loan origination activities and are included in Other expenses in the Company's consolidated statements of operations.
(3) As of December 31, 2022 and December 31, 2021, the related party payables include $2.9 million and $1.9 million of payments made by the Advisor to third party vendors on behalf of the Company.
The payables as of December 31, 2022 and 2021 in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
Other Transactions
The Company entered into a $100.0 million lending and security agreement with Security Benefit Life Insurance Company ("SBL") in February 2020, which was amended in March and August 2020. The Company incurred $1.0 million and $2.0 million of interest expense on the lending agreement with SBL for the twelve months ended December 31, 2022 and 2021 respectively. In November 2022, the lending and security agreement with SBL was terminated by the Company. As of December 31, 2021 the outstanding balance was $50.0 million.
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
December 31, 2022
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
As of December 31, 2022, our commercial mortgage loans, held for investment, includes an aggregate of $122.9 million carrying value of loans to affiliates of our Advisor. The Company recognized $5.5 million interest income from these loans for the year ended December 31, 2022, in the Company’s consolidated statements of operations.
As disclosed in Note 3 - Commercial Mortgage Loans in April 2022, the Company fully funded a $113.2 million first mortgage consisting of 24 retail properties with various locations throughout the United States. The Company entered into a joint venture agreement and formed a joint venture entity, BSPRT Walgreens Portfolio, LLC (the "Walgreens Portfolio") to acquire 75.618% ownership interest in the Walgreens Portfolio, while the affiliated fund has 24.242% interest (see Note 5 - Real Estate Owned).
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
Under the Company's RSP, the total number of common shares granted shall not exceed 5% of the Company’s authorized common shares, and in any event, will not exceed 4.0 million shares (as such number may be adjusted for stock splits, stock distributions, combinations and similar events). The RSP expired on February 7, 2023.
Under the Company's 2021 Incentive Plan, as of December 31, 2022, there were 5,007,893 shares of common stock remaining available for issuance. The Board may amend, suspend or terminate the 2021 Incentive Plan at any time; provided that no amendment, suspension or termination may impair rights or obligations under any outstanding award without the participant’s consent or violate the 2021 Incentive Plan’s prohibition on repricing.
Service-based Restricted Stock and Restricted Stock Units
During the year ended December 31, 2022, in accordance with the Company's RSP, the Company issued awards of restricted stock to its non-employee directors, and in accordance with the 2021 Incentive Plan, the Company issued awards of RSUs to its officers and certain other personnel of the Advisor who provide services to the Company under the Advisory Agreement.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Restricted Stock and RSU activity issued under the RSP and 2021 Incentive Plan for the year ended December 31, 2022 is summarized below:

	Shares Outstanding
	RSP	2021 Incentive Plan	Weighted Average Grant Date Fair Value
Unvested equity awards outstanding as of December 31, 2021	11,184	—	$17.88
Grants	28,143	492,107	14.10
Forfeitures	—	—	—
Vested	(18,393)	—	16.14
Unvested equity awards outstanding as of December 31, 2022	20,934	492,107	$14.11
During the year ended December 31, 2022, the Company recognized compensation expense associated with the equity awards of $2.5 million, which is included in share-based compensation expense on the consolidated statements of operations. Unrecognized estimated compensation expense for these awards totaled $5.8 million as of December 31, 2022, to be expensed over a weighted average period of 1.5 years.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
CRE CLO bonds, recorded in real estate securities, available for sale, measured at fair value on the consolidated balance sheets are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, and recent trades of similar real estate securities. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. The Company obtains third party pricing for determining the fair value of each CRE CLO investment, resulting in a Level II classification.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Real estate securities classified as trading, RMBS, are measured at fair value by utilizing a third party pricing service to obtain a current estimated price of the securities. The third party pricing service utilizes relevant market information and interest rate movements and applies its internal pricing application to the evaluation to test against internal tolerances and parameters. The RMBS are classified in Level III of the fair value hierarchy.
Commercial mortgage loans held for sale, measured at fair value in the Company's TRS are initially recorded at transaction price, which are considered to be the best initial estimate of fair value. The Company engaged the services of a third party independent valuation firm to determine fair value of certain investments held by the Company. Fair value is determined using a discounted cash flow model that primarily considers changes in interest rates and credit spreads, weighted average life and current performance of the underlying collateral. Commercial mortgage loans held for sale, measured at fair value that are originated in the last month of the reporting period are held and marked to the transaction price. The Company classified the commercial mortgage loans held for sale, measured at fair value as Level III.
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
The fair value for credit default swaps and interest rate swaps contracts are derived using pricing models that are widely accepted by marketplace participants. Credit default swaps and some interest rate swaps are traded in the over the counter ("OTC") market. The pricing models take into account multiple inputs including specific contract terms, interest rate yield curves, interest rates, credit curves, recovery rates, and/or current credit spreads obtained from swap counterparties and other market participants. Most inputs into the models are not subjective as they are observable in the marketplace or set per the contract. Valuation is primarily determined by the difference between the contract spread and the current market spread. The contract spread (or rate) is generally fixed and the market spread is determined by the credit risk of the underlying debt or reference entity. If the underlying indices are liquid and the OTC market for the current spread is active, credit default swaps and interest rate swaps are categorized in Level II of the fair value hierarchy. If the underlying indices are illiquid and the OTC market for the current spread is not active, credit default swaps are categorized in Level III of the fair value hierarchy. The credit default swaps and interest rate swaps are generally categorized in Level II of the fair value hierarchy.
The fair value of exchange-traded swap agreements economically hedging RMBS repurchase agreements are calculated using the net discounted future fixed cash payments and the discounted future variable cash receipts which are based on expected future interest rates derived from observable market interest rate curves. The Company also incorporates both its own nonperformance risk and its counterparties’ nonperformance risk in determining fair value. In considering the effect of nonperformance risk, the Company considered the impact of netting and credit enhancements, such as collateral postings and guarantees, and has concluded that counterparty risk is not significant to the overall valuation. Interest rate swap agreements economically hedging the Company's RMBS repurchase agreements are measured at fair value on a recurring basis primarily using Level II inputs. The fair value of these derivatives are calculated including accrued interest and net of variation margin amounts received or paid through the exchange, resulting in a significantly reduced fair value amount representing the unsettled fair value of these derivatives on the consolidated balance sheets.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. Material transfers between levels within the fair value hierarchy during the year ended December 31, 2022 were specifically related to the transfer of ARM Agency Securities from Level II to Level III. There were no material transfers between levels within the fair value hierarchy during the year ended December 31, 2021.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of December 31, 2022 and December 31, 2021 (dollars in thousands):

December 31, 2022	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$221,025	$—	$221,025	$—
Real estate securities, trading, measured at fair value	235,728	—	—	235,728
Commercial mortgage loans, held for sale, measured at fair value	15,559	—	—	15,559
Other real estate investments, measured at fair value	—	—	—	—
Treasury note futures	91	91	—	—
Interest rate swaps	90	—	90	—
Credit default swaps	234	—	234	—
Total assets, at fair value	$472,727	$91	$221,349	$251,287

Liabilities, at fair value
Credit default swaps	$64	$—	$64	$—
Total liabilities, at fair value	$64	$—	$64	$—

December 31, 2021
Assets, at fair value
Real estate securities. trading, measured at fair value	$4,566,871	$—	$4,566,871	$—
Commercial mortgage loans, held for sale, measured at fair value	34,718	—	—	34,718
Other real estate investments, measured at fair value	2,074	—	—	2,074
Interest rate swaps	312	—	312	—
Treasury note futures	124	—	124	—
Total assets, at fair value	$4,604,099	$—	$4,567,307	$36,792

Liabilities, at fair value
Credit default swaps	$1,142	$—	$1,142	$—
Unsecured debt-related interest rate swap agreements	31,153	—	31,153	—
Total liabilities, at fair value	$32,295	$—	$—	$—
Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. As a result, the unrealized gains and losses for assets and liabilities within the Level III category may include changes in fair value that were attributable to both observable and unobservable inputs. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of December 31, 2022 and December 31, 2021 (dollars in thousands).

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The following table contains the Level III inputs used to value assets and liabilities on a recurring and nonrecurring basis or where the Company discloses fair value as of December 31, 2022:

Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
December 31, 2022
Commercial mortgage loans, held for sale, measured at fair value	$15,559	Discounted Cash Flow	Yield	7.2%	6.3% - 7.7%
Real estate securities, trading, measured at fair value	235,728	Discounted Cash Flow	Yield	3.3%	2.0% - 6.5%
Other real estate investments, measured at fair value	—	Discounted Cash Flow	Yield	N/A	N/A
December 31, 2021
Commercial mortgage loans, held for sale, measured at fair value	$34,718	Discounted Cash Flow	Yield	3.4%	3.2% - 4.2%
Other real estate investments, measured at fair value	2,074	Discounted Cash Flow	Yield	10.9%	9.9% - 11.9%
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
There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheets as of December 31, 2022.
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets. The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	December 31, 2022
	Commercial mortgage loans, held for sale, measured at fair value	Real estate securities, trading, measured at fair value	Other real estate investments, measured at fair value
Beginning balance, January 1, 2022	$34,718	$—	$2,074
Transfers into Level III (1)	—	4,566,871	—
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loan, held for sale	2,358	—	—
Realized gain/(loss) on sale of real estate securities	—	—	(33)
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	(511)	—	4
Trading gain/(loss)	—	(119,220)	—
Net accretion	—	—	—
Purchases	366,692	—	—
Sales / paydowns	(387,698)	(4,211,923)	(2,045)
Cash repayments/receipts	—	—	—
Transfers out of Level III	—	—	—
Ending balance, December 31, 2022	$15,559	$235,728	$—
________________________
(1) Transfers into Level III include transfers related to ARM Agency Securities transferred from Level II. There were no transfers out of Level III as of December 31, 2022.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022

	December 31, 2021
	Commercial mortgage loans, held for sale, measured at fair value	Real estate securities, trading, measured at fair value	Other real estate investments, measured at fair value
Beginning balance, January 1, 2021	$67,649	$—	$2,522
Transfers into Level III (1)	—	—	—
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loan, held for sale	24,208	—	—
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	469	—	(19)
Net accretion	—	—	(3)
Purchases	420,673	—	—
Sales / paydowns	(478,281)	—	(426)
Cash repayments/receipts	—	—	—
Transfers out of Level III (1)	—	—	—
Ending balance, December 31, 2021	$34,718	$—	$2,074
________________________
(1) There were no transfers in or out of Level III as of December 31, 2021.
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
Financial Instruments Not Measured at Fair Value
The Company's financial assets and liabilities that are not reported at fair value on the consolidated balance sheets are reported below as of December 31, 2022 and 2021 (dollars in thousands):

		Level	Carrying Amount	Fair Value
December 31, 2022
Commercial mortgage loans, held for investment (1)	Asset	III	$5,269,776	$5,278,495
Collateralized loan obligations	Liability	III	3,121,983	3,055,810
Mortgage note payable	Liability	III	23,998	23,998
Other financing and loan participation - commercial mortgage loans	Liability	III	76,301	76,301
Unsecured debt	Liability	III	98,695	66,300
December 31, 2021
Commercial mortgage loans, held for investment (1)	Asset	III	$4,226,888	$4,249,118
Collateralized loan obligation	Liability	III	2,162,190	2,181,571
Mortgage Note Payable	Liability	III	23,998	23,998
Other financing and loan participation - commercial mortgage loans	Liability	III	37,903	37,903
Unsecured Debt	Liability	III	148,594	125,400
________________________
(1) The carrying value is gross of $40.8 million and $15.8 million of allowance for credit losses as of December 31, 2022 and December 31, 2021, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Repurchase agreements - commercial mortgage loans of $680.9 million and $1.02 billion as of December 31, 2022 and 2021, respectively, and repurchase agreements - real estate securities of $440.0 million and $4.2 billion as of December 31, 2022 and 2021, respectively, are not carried at fair value and include accrued interest expense, which are presented in Note 7 – Debt. For these instruments, carrying value generally approximates fair value and are classified as Level III.
The fair value of the commercial mortgage loans, held for investment is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The Company estimates the fair value of the collateralized loan obligations using external broker quotes. The fair value of the other financing and loan participation-commercial mortgage loans is generally estimated using a discounted cash flow analysis. At December 31, 2022, the Mortgage note payable was initially recorded at transaction proceeds, which are considered to be the best initial estimate of fair value. The fair value of the unsecured borrowings is based on discounted cash flows using Company estimates for market yields on similarly structured debt instruments.
Note 14 - Derivative Instruments
The Company uses derivative instruments primarily to manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.
The following derivative instruments were outstanding as of December 31, 2022 and December 31, 2021 (dollars in thousands):

		Fair Value
Contract type	Notional	Assets	Liabilities
As of December 31, 2022
Credit default swaps	$18,000	$234	$64
Interest rate swaps	9,800	90	—
Treasury note futures	3,500	91	—
Total	$31,300	$415	$64

As of December 31, 2021
Credit default swaps	$47,000	$—	$1,142
Interest rate swaps	3,649,500	312	—
Interest rate swaps on unsecured debt	100,000	—	31,153
Treasury note futures	360	124	—
Total	$3,796,860	$436	$32,295
The following table indicates the net realized and unrealized gains and losses on derivatives, by primary underlying risk exposure, as included in loss on derivative instruments in the consolidated statements of operations for the year ended December 31, 2022 and December 31, 2021:

	Year Ended December 31, 2022		Year Ended December 31, 2021
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss	Unrealized (Gain)/Loss	Realized (Gain)/Loss
Credit default swaps	$(147)	$405	$(101)	$650
Interest rate swaps	15,954	(59,499)	(7,070)	70
Treasury note futures	33	(939)	(231)	(1,478)
Options	—	—	—	274
Total	$15,840	$(60,033)	$(7,402)	$(484)

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
The Company may engage in residential mortgage investment-related derivative agreements that economically hedge the variability of the underlying benchmark interest rate of current and forecasted 30- to 90-day repurchase agreements. The Company may attempt to mitigate exposure to higher interest rates primarily by entering into pay-fixed, receive-variable, interest rate swap agreements for terms between eighteen months and three years. From an economic perspective, this hedge relationship establishes a relatively stable fixed rate on related debt because the variable-rate payments received on the swap agreements offset a significant portion of the interest accruing on the debt, leaving the fixed-rate swap payments as the Company’s effective borrowing rate. Additionally, changes in fair value of these derivatives tend to offset opposing changes in fair value of the Company’s residential mortgage investments that can occur in response to changes in market interest rates.
During the year ended December 31, 2022, the Company paired out of the entirety of its ARM portfolio-related swap agreements and does not hold any derivative positions related to the trading securities as of December 31, 2022.
Interest rate swap agreements are measured at fair value on a recurring basis primarily using Level II Inputs in accordance with ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820). In determining fair value estimates for swaps, the Company utilizes the standard methodology of netting the discounted future fixed cash payments and the discounted future variable cash receipts which are based on expected future interest rates derived from observable market interest rate curves. The Company also incorporates both its own nonperformance risk and its counterparties’ nonperformance risk in determining fair value. In considering the effect of nonperformance risk, the Company considered the impact of netting and credit enhancements, such as collateral postings and guarantees, and has concluded that counterparty risk is not significant to the overall valuation.
The fair value of exchange-traded swap agreements economically hedging repurchase agreements is calculated including accrued interest and net of variation margin amounts received or paid through the exchange.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 15 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's derivative instruments and repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of December 31, 2022 and 2021 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral (1)	Net Amount
December 31, 2022
Derivative instruments, at fair value	$415	$—	$415	$—	$—	$415
December 31, 2021
Derivative instruments, at fair value	$436	$—	$436	$—	$—	$436

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral (1)	Net Amount
December 31, 2022
Repurchase agreements, commercial mortgage loans	$680,859	$—	$680,859	$961,528	$5,032	$—
Repurchase agreements, real estate securities	440,008	—	440,008	493,138	—	—
Derivative instruments, at fair value	64	—	64	—	729	—
December 31, 2021
Repurchase agreements, commercial mortgage loans	$1,019,600	$—	$1,019,600	$1,460,317	$5,015	$—
Repurchase agreements, real estate securities	4,178,784	—	4,178,784	4,370,239	—	—
Derivative instruments, at fair value	32,295	—	32,295	—	64,393	—
________________________
(1) Included in Restricted cash in the Company's consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 16 - Segment Reporting
The Company conducts its business through the following segments:
•The real estate debt business focuses on originating, acquiring and asset managing commercial real estate debt investments, including first mortgages, subordinate mortgages, mezzanine loans and participations in such loans.
•The real estate securities business focuses on investing in and asset managing real estate securities. Historically this business has focused primarily on CMBS, CRE CLO bonds, CDO notes and other securities. As a result of the October 2021 acquisition of Capstead, the Company acquired a portfolio of ARM Agency Securities.
•The commercial real estate conduit business operated through the Company's TRS, which is focused on generating risk-adjusted returns by originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market at a profit.
•The real estate owned business represents real estate acquired by the Company through foreclosure, deed in lieu of foreclosure, or purchase.
The following table represents the Company's operations by segment for the years ended December 31, 2022, 2021 and 2020 (dollars in thousands):

December 31, 2022	Total	Real Estate Debt and Other Real Estate	Real Estate Securities	TRS	Real Estate Owned
Interest income	$357,705	$320,546	$30,203	$6,956	$—
Revenue from real estate owned	9,655	—	—	—	9,655
Interest expense	165,708	151,675	11,203	1,643	1,187
Net income/(loss)	14,215	78,252	(69,155)	2,736	2,382
Total assets as of December 31, 2022	6,203,601	5,444,152	474,231	63,307	221,911

December 31, 2021
Interest income	$216,890	$189,090	$24,740	$3,060	$—
Revenue from real estate owned	4,759	—	—	—	4,759
Interest expense	60,835	54,774	3,682	992	1,387
Net income/(loss)	25,702	86,863	(85,381)	13,149	11,071
Total assets as of December 31, 2021	9,474,701	4,205,883	5,054,394	72,840	141,584

December 31, 2020
Interest income	$179,872	$165,907	$10,854	$3,111	$—
Revenue from real estate owned	4,299	—	—	—	4,299
Interest expense	66,556	54,480	7,914	2,185	1,977
Net income/(loss)	54,746	66,383	(7,207)	(5,559)	1,129
Total assets as of December 31, 2020	3,189,761	2,866,790	175,088	105,364	42,519
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
Note 17 - Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRSs, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but is instead taxed as a C corporations. For financial reporting purposes, the TRSs are consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRSs. Total income tax expense/(benefit) for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 were $(0.4) million, $3.6 million and $(2.1) million, respectively. As of December 31, 2022, our taxable REIT subsidiaries have an estimated $0.4 million of federal net operating loss ("NOL") carryforwards and $4.0 million of state and local NOL carryforwards. The NOL carryforwards are subject to certain limitations.
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
Components of the provision for income taxes consist of the following (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Current expense/(benefit)
U.S. Federal	$(65)	$3,093	$(2,086)
State and local	(167)	349	370
Total current expense/(benefit)	$(232)	$3,442	$(1,716)
Deferred expense/(benefit)
U.S. Federal	$(99)	$(1)	$—
State and local	(68)	158	(346)
Total deferred expense/(benefit)	$(167)	$157	$(346)
Provision for income tax expense/(benefit)	$(399)	$3,599	$(2,062)
The tax characteristics of the $1.42 distributions per common share declared during 2022 was $1.42 ordinary income. The tax characteristics of the $318.66 distributions per share of Series C Preferred stock declared during 2022 was $318.66 ordinary income. The tax characteristics of the $106.22 per share of Series I Preferred Stock declared during 2022 was $106.22 ordinary income. The Series D Preferred Stock was exchanged for an equivalent number of shares of Series H Preferred Stock on June 24, 2022 and the tax characteristics of the $424.86 per share declared during 2022 was $424.86 ordinary income. The tax characteristics of the $0.355 distributions per share of Series F Preferred stock declared during 2022, prior to converting on a one-for-one basis into shares of Common Stock, was $0.355 ordinary income. The tax characteristics of the $1.875 distributions per share of Series E Preferred stock declared during 2022 was $1.875 ordinary income. The ordinary income per share of each stockholder represents the amount of ordinary dividends that may be eligible for the 20% deduction applicable to qualified REIT dividends under Section 199A.
The tax characteristics of the $1.26 distributions per common share declared during 2021 was $1.22 ordinary income and $0.04 capital gain. The tax characteristics of the $353.08 distributions per share of Series A Preferred stock declared during 2021 was $343.03 ordinary income and $10.05 capital gain. The tax characteristics of the $377.02 per share of Series C Preferred Stock and Series D Preferred stock declared during 2021 was $366.29 ordinary income and $10.73 capital gain. The tax characteristics of the $0.35 distributions per share of Series F Preferred stock declared during 2021 was $0.34 ordinary income and $0.01 capital gain. The tax characteristics of the $0.47 distributions per share of Series E Preferred stock declared during 2021 was $0.46 ordinary income and $0.01 capital gain. The ordinary income per share of each stockholder represents the amount of ordinary dividends that may be eligible for the 20% deduction applicable to qualified REIT dividends under Section 199A.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
Note 18 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K.

FRANKLIN BSP REALTY TRUST, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2022
(Dollars in thousands)

Description	Property Type	Face Value	Amortized Cost	Index	Spread	Payment Terms	Maturity Date
Senior Debt 1	Hospitality	$4,822	$4,822	1 month LIBOR	4.00%	Amortizing Balloon	12/9/2023
Senior Debt 2	Hospitality	57,075	57,075	1 month LIBOR	5.19%	Interest Only	6/9/2019
Senior Debt 3	Multifamily	34,668	34,668	1 month SOFR	3.03%	Interest Only	9/9/2023
Senior Debt 4	Multifamily	34,731	34,731	1 month LIBOR	3.00%	Interest Only	2/9/2023
Senior Debt 5	Hospitality	22,116	22,116	1 month LIBOR	3.50%	Interest Only	3/9/2023
Senior Debt 6	Office	18,683	18,683	1 month SOFR	4.75%	Interest Only	9/9/2023
Senior Debt 7	Office	7,035	7,035	1 month LIBOR	3.90%	Interest Only	2/9/2023
Senior Debt 8	Office	43,886	43,886	1 month SOFR	3.56%	Interest Only	5/9/2023
Senior Debt 9	Hospitality	9,531	9,531	1 month SOFR	5.57%	Interest Only	4/9/2023
Senior Debt 10	Hospitality	19,352	19,352	1 month SOFR	3.84%	Interest Only	8/9/2023
Senior Debt 11	Hospitality	12,980	12,980	1 month SOFR	3.02%	Interest Only	10/9/2023
Senior Debt 12	Hospitality	4,988	4,988	1 month LIBOR	4.25%	Interest Only	7/9/2023
Senior Debt 13	Hospitality	31,597	31,597	1 month SOFR	5.25%	Amortizing Balloon	11/9/2024
Senior Debt 14	Office	15,188	15,188	1 month SOFR	4.00%	Interest Only	12/9/2023
Senior Debt 15	Office	25,802	25,748	1 month LIBOR	4.35%	Interest Only	1/9/2024
Senior Debt 16	Office	63,811	63,789	1 month LIBOR	3.70%	Interest Only	2/9/2023
Senior Debt 17	Multifamily	10,807	10,807	1 month SOFR	4.25%	Interest Only	8/9/2023
Senior Debt 18	Office	36,362	36,356	1 month LIBOR	2.70%	Interest Only	2/9/2023
Senior Debt 19	Manufactured Housing	1,331	1,331		5.50%	Interest Only	5/9/2025
Senior Debt 20	Manufactured Housing	7,680	7,671	1 month LIBOR	4.50%	Interest Only	8/9/2023
Senior Debt 21	Self Storage	29,895	29,858	1 month LIBOR	5.00%	Interest Only	9/9/2023
Senior Debt 22	Multifamily	14,550	14,550	1 month SOFR	4.83%	Interest Only	3/9/2023
Senior Debt 23	Manufactured Housing	5,020	5,013	1 month LIBOR	5.25%	Interest Only	10/9/2023
Senior Debt 24	Office	18,203	18,176	1 month LIBOR	4.50%	Interest Only	10/9/2023
Senior Debt 25	Office	65,519	65,321		5.15%	Interest Only	10/9/2025
Senior Debt 26	Office	35,000	34,932	1 month LIBOR	5.21%	Interest Only	10/9/2023
Senior Debt 27	Office	12,750	12,729	1 month LIBOR	5.00%	Interest Only	11/9/2023
Senior Debt 28	Multifamily	38,927	38,864	1 month LIBOR	4.45%	Interest Only	11/9/2023
Senior Debt 29	Industrial	14,985	14,955	1 month LIBOR	4.50%	Interest Only	12/9/2023
Senior Debt 30	Multifamily	12,280	12,253	1 month LIBOR	4.55%	Interest Only	2/9/2024
Senior Debt 31	Multifamily	21,000	20,959	1 month LIBOR	4.60%	Interest Only	1/9/2024
Senior Debt 32	Office	12,971	12,969	1 month LIBOR	5.00%	Interest Only	1/9/2023
Senior Debt 33	Office	43,751	43,622	1 month LIBOR	3.94%	Interest Only	3/9/2024
Senior Debt 34	Multifamily	12,892	12,707	1 month LIBOR	7.25%	Interest Only	2/9/2024
Senior Debt 35	Multifamily	5,400	5,398	1 month LIBOR	5.25%	Interest Only	2/9/2023
Senior Debt 36	Hospitality	23,000	22,952	1 month LIBOR	5.79%	Interest Only	3/9/2024
Senior Debt 37	Multifamily	34,750	34,732	1 month LIBOR	6.75%	Interest Only	3/9/2023
Senior Debt 38	Multifamily	12,325	12,299	1 month LIBOR	4.50%	Interest Only	3/9/2024
Senior Debt 39	Multifamily	5,575	5,571	1 month LIBOR	4.50%	Interest Only	4/9/2023
Senior Debt 40	Multifamily	55,000	54,979	1 month LIBOR	3.00%	Interest Only	4/9/2023
Senior Debt 41	Multifamily	14,465	14,446	1 month LIBOR	3.39%	Interest Only	4/9/2024
Senior Debt 42	Multifamily	8,676	8,654	1 month LIBOR	3.80%	Interest Only	4/9/2024
Senior Debt 43	Multifamily	13,582	13,560	1 month LIBOR	4.50%	Interest Only	10/9/2023
Senior Debt 44	Multifamily	18,653	18,610	1 month LIBOR	6.25%	Interest Only	12/9/2023
Senior Debt 45	Multifamily	19,536	19,510	1 month LIBOR	3.60%	Interest Only	4/9/2024
Senior Debt 46	Multifamily	43,096	43,084	1 month LIBOR	2.95%	Interest Only	4/9/2026
Senior Debt 47	Hospitality	25,785	25,759	1 month LIBOR	5.60%	Interest Only	5/9/2023
Senior Debt 48	Mixed Use	32,500	32,463	1 month LIBOR	3.70%	Interest Only	7/9/2023
Senior Debt 49	Multifamily	75,591	75,553	1 month LIBOR	2.95%	Interest Only	4/9/2026
Senior Debt 50	Multifamily	20,960	20,871	1 month LIBOR	3.35%	Interest Only	5/9/2024
Senior Debt 51	Multifamily	30,231	30,216	1 month LIBOR	2.95%	Interest Only	4/9/2026
Senior Debt 52	Multifamily	35,466	35,455	1 month LIBOR	2.95%	Interest Only	4/9/2026

Description	Property Type	Face Value	Amortized Cost	Index	Spread	Payment Terms	Maturity Date
Senior Debt 53	Multifamily	33,588	33,579	1 month LIBOR	2.95%	Interest Only	4/9/2026
Senior Debt 54	Hospitality	25,771	25,645	1 month LIBOR	9.00%	Interest Only	5/9/2024
Senior Debt 55	Self Storage	15,000	14,986	1 month LIBOR	4.26%	Interest Only	5/9/2023
Senior Debt 56	Multifamily	25,198	25,165	1 month LIBOR	3.25%	Interest Only	6/9/2023
Senior Debt 57	Office	6,742	6,730	1 month LIBOR	5.25%	Interest Only	11/9/2023
Senior Debt 58	Multifamily	111,226	110,462	1 month LIBOR	6.50%	Interest Only	6/9/2024
Senior Debt 59	Multifamily	11,069	11,037	1 month LIBOR	3.15%	Interest Only	7/9/2024
Senior Debt 60	Hospitality	19,640	19,608	1 month LIBOR	5.35%	Interest Only	6/9/2023
Senior Debt 61	Hospitality	33,000	32,883	1 month LIBOR	6.25%	Interest Only	6/9/2024
Senior Debt 62	Multifamily	27,202	26,944	1 month LIBOR	8.00%	Interest Only	8/9/2024
Senior Debt 63	Multifamily	15,874	15,833	1 month LIBOR	3.75%	Interest Only	10/9/2023
Senior Debt 64	Multifamily	30,420	30,326	1 month LIBOR	3.00%	Interest Only	9/9/2024
Senior Debt 65	Multifamily	40,046	39,859	1 month LIBOR	3.15%	Interest Only	10/9/2024
Senior Debt 66	Multifamily	42,850	42,778	1 month LIBOR	3.40%	Interest Only	9/9/2023
Senior Debt 67	Multifamily	36,760	36,655	1 month LIBOR	3.64%	Interest Only	10/9/2024
Senior Debt 68	Multifamily	8,500	8,475	1 month LIBOR	3.75%	Interest Only	9/9/2024
Senior Debt 69	Multifamily	14,200	14,171	1 month LIBOR	3.15%	Interest Only	9/9/2023
Senior Debt 70	Multifamily	13,667	13,639	1 month LIBOR	3.75%	Interest Only	9/9/2023
Senior Debt 71	Multifamily	67,138	66,715	1 month LIBOR	3.25%	Interest Only	10/9/2024
Senior Debt 72	Multifamily	10,268	10,226	1 month LIBOR	3.75%	Interest Only	10/9/2024
Senior Debt 73	Hospitality	32,527	32,305	1 month SOFR	6.73%	Interest Only	2/9/2024
Senior Debt 74	Multifamily	26,698	26,610	1 month LIBOR	3.20%	Interest Only	10/9/2024
Senior Debt 75	Hospitality	17,122	17,088	1 month LIBOR	5.25%	Interest Only	10/9/2023
Senior Debt 76	Hospitality	16,500	16,463	1 month LIBOR	7.10%	Interest Only	11/9/2023
Senior Debt 77	Multifamily	88,500	88,500	1 month LIBOR	2.75%	Interest Only	10/9/2024
Senior Debt 78	Multifamily	56,150	55,974	1 month LIBOR	3.10%	Interest Only	10/9/2024
Senior Debt 79	Multifamily	37,882	37,714	1 month LIBOR	2.90%	Interest Only	11/9/2026
Senior Debt 80	Multifamily	54,151	53,994	1 month LIBOR	3.10%	Interest Only	12/9/2023
Senior Debt 81	Multifamily	37,886	37,779	1 month LIBOR	2.90%	Interest Only	12/9/2024
Senior Debt 82	Multifamily	65,741	65,619	1 month LIBOR	2.85%	Interest Only	11/9/2023
Senior Debt 83	Multifamily	30,600	30,573	1 month LIBOR	2.65%	Interest Only	11/9/2023
Senior Debt 84	Multifamily	31,662	31,545	1 month LIBOR	3.25%	Interest Only	12/9/2024
Senior Debt 85	Multifamily	62,850	62,712	1 month LIBOR	3.35%	Interest Only	11/9/2023
Senior Debt 86	Multifamily	43,745	43,626	1 month LIBOR	3.00%	Interest Only	12/9/2023
Senior Debt 87	Multifamily	46,221	46,027	1 month LIBOR	2.75%	Interest Only	11/9/2025
Senior Debt 88	Multifamily	86,000	85,745	1 month SOFR	3.24%	Interest Only	3/9/2024
Senior Debt 89	Multifamily	29,821	29,730	1 month LIBOR	2.90%	Interest Only	12/9/2024
Senior Debt 90	Manufactured Housing	6,700	6,677	1 month LIBOR	4.50%	Interest Only	12/9/2024
Senior Debt 91	Multifamily	58,680	58,532	1 month LIBOR	3.45%	Interest Only	1/9/2024
Senior Debt 92	Multifamily	26,966	26,896	1 month LIBOR	2.90%	Interest Only	12/9/2023
Senior Debt 93	Multifamily	13,535	13,478	1 month LIBOR	3.20%	Interest Only	12/9/2024
Senior Debt 94	Multifamily	37,133	37,002	1 month LIBOR	3.00%	Interest Only	12/9/2024
Senior Debt 95	Multifamily	33,581	33,491	1 month LIBOR	3.20%	Interest Only	12/9/2023
Senior Debt 96	Multifamily	40,231	40,115	1 month LIBOR	2.90%	Interest Only	12/9/2023
Senior Debt 97	Multifamily	66,202	66,024	1 month LIBOR	2.88%	Interest Only	12/9/2023
Senior Debt 98	Multifamily	63,722	63,549	1 month LIBOR	2.88%	Interest Only	12/9/2023
Senior Debt 99	Multifamily	16,909	16,855	1 month SOFR	3.50%	Interest Only	1/9/2024
Senior Debt 100	Multifamily	57,660	57,544	1 month LIBOR	2.75%	Interest Only	12/9/2024
Senior Debt 101	Multifamily	65,953	65,810	1 month SOFR	6.03%	Interest Only	7/9/2023
Senior Debt 102	Multifamily	22,240	22,179	1 month SOFR	2.96%	Interest Only	1/9/2024
Senior Debt 103	Multifamily	25,746	25,656	1 month SOFR	2.96%	Interest Only	1/9/2025
Senior Debt 104	Multifamily	31,678	31,526	1 month SOFR	3.20%	Interest Only	1/9/2024
Senior Debt 105	Multifamily	78,050	77,724	1 month SOFR	3.45%	Interest Only	1/9/2027
Senior Debt 106	Multifamily	80,714	80,552	1 month SOFR	3.21%	Interest Only	1/9/2025
Senior Debt 107	Multifamily	24,000	23,939	1 month SOFR	3.10%	Interest Only	1/9/2024
Senior Debt 108	Retail	31,000	30,894	1 month SOFR	3.29%	Interest Only	1/9/2025
Senior Debt 109	Multifamily	37,793	37,531	1 month SOFR	3.55%	Interest Only	11/9/2023

Description	Property Type	Face Value	Amortized Cost	Index	Spread	Payment Terms	Maturity Date
Senior Debt 110	Multifamily	22,965	22,891	1 month SOFR	2.95%	Interest Only	2/9/2024
Senior Debt 111	Multifamily	10,669	10,637	1 month SOFR	3.30%	Interest Only	2/9/2024
Senior Debt 112	Multifamily	47,444	47,323	1 month SOFR	2.86%	Interest Only	1/9/2024
Senior Debt 113	Multifamily	36,824	36,729	1 month SOFR	2.86%	Interest Only	1/9/2024
Senior Debt 114	Hospitality	10,493	10,452	1 month SOFR	5.30%	Interest Only	2/9/2025
Senior Debt 115	Retail	22,377	22,268	1 month SOFR	4.95%	Interest Only	4/9/2024
Senior Debt 116	Multifamily	82,000	81,884	1 month SOFR	3.20%	Interest Only	2/9/2024
Senior Debt 117	Industrial	55,000	54,832	1 month SOFR	3.50%	Interest Only	3/9/2024
Senior Debt 118	Multifamily	39,004	38,870	1 month SOFR	3.10%	Interest Only	3/9/2024
Senior Debt 119	Multifamily	34,823	34,711	1 month SOFR	2.95%	Interest Only	3/9/2024
Senior Debt 120	Mixed Use	19,000	18,942	1 month SOFR	3.42%	Interest Only	3/9/2024
Senior Debt 121	Multifamily	85,500	85,373	1 month SOFR	3.15%	Interest Only	3/9/2024
Senior Debt 122	Multifamily	31,282	31,228	1 month SOFR	3.30%	Interest Only	4/9/2024
Senior Debt 123	Hospitality	—	—	1 month SOFR	7.05%	Interest Only	6/9/2025
Senior Debt 124	Multifamily	—	—	1 month SOFR	6.75%	Interest Only	8/9/2024
Senior Debt 125	Hospitality	43,344	43,265	1 month SOFR	4.90%	Interest Only	4/9/2023
Senior Debt 126	Hospitality	11,250	11,152	1 month SOFR	5.22%	Interest Only	11/9/2025
Senior Debt 127	Multifamily	5,132	4,699	1 month SOFR	7.02%	Interest Only	6/9/2024
Senior Debt 128	Multifamily	27,722	27,595	1 month SOFR	6.05%	Interest Only	6/9/2023
Senior Debt 129	Multifamily	56,616	56,384	1 month SOFR	3.95%	Interest Only	5/9/2025
Senior Debt 130	Multifamily	28,650	28,465	1 month SOFR	4.00%	Interest Only	11/9/2024
Senior Debt 131	Multifamily	50,137	49,812	1 month SOFR	6.70%	Interest Only	3/9/2024
Senior Debt 132	Multifamily	12,242	12,192	1 month SOFR	3.55%	Interest Only	5/9/2024
Senior Debt 133	Retail	63,640	60,304	1 month SOFR	4.50%	Interest Only	5/9/2023
Senior Debt 134	Industrial	23,050	22,930	1 month SOFR	4.90%	Interest Only	9/9/2024
Senior Debt 135	Multifamily	19,441	19,366	1 month SOFR	3.50%	Interest Only	6/9/2024
Senior Debt 136	Multifamily	17,600	17,569	1 month SOFR	4.55%	Interest Only	5/9/2023
Senior Debt 137	Multifamily	28,640	28,503	1 month SOFR	3.65%	Interest Only	6/9/2024
Senior Debt 138	Multifamily	16,843	16,756	1 month SOFR	3.65%	Interest Only	6/9/2024
Senior Debt 139	Multifamily	70,750	70,503	1 month SOFR	3.80%	Interest Only	6/9/2024
Senior Debt 140	Multifamily	81,271	80,939	1 month SOFR	3.95%	Interest Only	6/9/2024
Senior Debt 141	Multifamily	43,651	43,475	1 month SOFR	3.95%	Interest Only	6/9/2024
Senior Debt 142	Multifamily	56,547	56,311	1 month SOFR	3.95%	Interest Only	6/9/2024
Senior Debt 143	Multifamily	20,325	20,237	1 month SOFR	3.95%	Interest Only	6/9/2024
Senior Debt 144	Multifamily	128,324	127,678	1 month SOFR	3.95%	Interest Only	6/9/2024
Senior Debt 145	Multifamily	56,000	55,800	1 month SOFR	3.80%	Interest Only	6/9/2024
Senior Debt 146	Multifamily	11,675	11,647	1 month SOFR	4.45%	Interest Only	11/9/2024
Senior Debt 147	Multifamily	69,200	68,622	1 month SOFR	3.45%	Interest Only	6/9/2024
Senior Debt 148	Multifamily	173,389	172,791	1 month SOFR	6.52%	Interest Only	4/16/2023
Senior Debt 149	Hospitality	29,644	29,366	1 month SOFR	6.94%	Interest Only	8/9/2025
Senior Debt 150	Hospitality	13,410	13,314	1 month SOFR	5.75%	Interest Only	4/9/2024
Senior Debt 151	Manufactured Housing	10,550	10,479	1 month SOFR	4.75%	Interest Only	9/9/2024
Senior Debt 152	Multifamily	47,293	47,142	1 month SOFR	4.20%	Interest Only	1/9/2025
Senior Debt 153	Multifamily	51,000	50,753	1 month SOFR	3.75%	Interest Only	12/9/2024
Senior Debt 154	Multifamily	15,150	15,074	1 month SOFR	4.25%	Interest Only	1/9/2025
Senior Debt 155	Hospitality	28,300	28,163	1 month SOFR	5.25%	Interest Only	1/9/2024
Senior Debt 156	Hospitality	16,970	16,970		5.99%	Amortizing Balloon	10/6/2023
Mezzanine Loan 1	Multifamily	3,000	3,000	1 month SOFR	9.23%	Interest Only	9/9/2023
Mezzanine Loan 2	Multifamily	10,000	9,982	1 month SOFR	16.29%	Interest Only	7/9/2023
Mezzanine Loan 3	Retail	3,000	2,989	1 month SOFR	12.00%	Interest Only	1/9/2025
Mezzanine Loan 4	Mixed Use	1,000	997	1 month SOFR	11.00%	Interest Only	3/9/2024
Mezzanine Loan 5	Hospitality	1,350	1,344	1 month SOFR	9.25%	Interest Only	11/9/2025
		$5,288,974	$5,269,776
For the activity within the Company's loan portfolio during the years ended December 31, 2022 and December 31, 2021, refer to Note 3 - Commercial Mortgage Loans on the consolidated financials of Form 10-K.