Form 10-Q
period 2023-03-31
Franklin BSP Realty Trust, Inc.
filed 2023-05-03
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2023
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

Large-accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of April 28, 2023 was 82,280,994.

FRANKLIN BSP REALTY TRUST, INC.

i

PART I. Item 1. Consolidated Financial Statements and Notes (unaudited)
FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS	(Unaudited)
Cash and cash equivalents	$230,405	$179,314
Restricted cash	6,874	11,173
Commercial mortgage loans, held for investment, net of allowance for credit losses of $28,751 and $40,848 as of March 31, 2023 and December 31, 2022, respectively	5,022,750	5,228,928
Commercial mortgage loans, held for sale, measured at fair value	15,928	15,559
Real estate securities, trading, measured at fair value	133,705	235,728
Real estate securities, available for sale, measured at fair value, amortized cost of $113,588 and $220,635 as of March 31, 2023 and December 31, 2022, respectively	112,329	221,025
Derivative instruments, measured at fair value	325	415
Receivable for loan repayment (1)	18,197	42,557
Accrued interest receivable	36,337	34,007
Prepaid expenses and other assets	19,372	15,795
Intangible lease asset, net of amortization	59,022	54,831
Real estate owned, net of depreciation	148,624	127,772
Real estate owned, held for sale	35,158	36,497
Total assets	$5,839,026	$6,203,601
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$3,052,802	$3,121,983
Repurchase agreements - commercial mortgage loans	604,421	680,859
Repurchase agreements - real estate securities	228,934	440,008
Mortgage note payable	23,998	23,998
Other financing and loan participation - commercial mortgage loans	79,121	76,301
Unsecured debt	81,220	98,695
Derivative instruments, measured at fair value	294	64
Interest payable	12,690	12,715
Distributions payable	36,367	36,317
Accounts payable and accrued expenses	15,531	17,668
Due to affiliates	13,856	15,429
Intangible lease liability, net of depreciation	9,115	6,428
Total liabilities	$4,158,349	$4,530,465
Redeemable convertible preferred stock:
Redeemable convertible preferred stock Series H, $0.01 par value, 20,000 authorized and 17,950 issued and outstanding as of March 31, 2023 and December 31, 2022	$89,748	$89,748
Redeemable convertible preferred stock Series I, $0.01 par value, none authorized and outstanding as of March 31, 2023, 1,000 authorized and 1,000 issued and outstanding as of December 31, 2022	—	5,000
Total redeemable convertible preferred stock	$89,748	$94,748
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 7.5% Cumulative Redeemable Preferred Stock, Series E, 10,329,039 shares issued and outstanding as of March 31, 2023 and December 31, 2022	$258,742	$258,742
Common stock, $0.01 par value, 900,000,000 shares authorized, 83,363,971 and 82,992,784 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	826	826
Additional paid-in capital	1,603,790	1,602,247
Accumulated other comprehensive income (loss)	(1,935)	390
Accumulated deficit	(291,762)	(299,225)
Total stockholders' equity	$1,569,661	$1,562,980
Non-controlling interest	21,268	15,408
Total equity	$1,590,929	$1,578,388
Total liabilities, redeemable convertible preferred stock and equity	$5,839,026	$6,203,601
_________________________________________________________
(1) Includes $17.9 million and $42.5 million of cash held by servicer related to the CLOs as of March 31, 2023 and December 31, 2022, respectively, as well as $0.3 million and $0.1 million of RMBS principal paydowns receivable as of March 31, 2023 and December 31, 2022, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Income:
Interest income	$130,536	$75,258
Less: Interest expense	71,075	22,480
Net interest income	59,461	52,778
Revenue from real estate owned	3,312	2,312
Total income	$62,773	$55,090
Expenses:
Asset management and subordinated performance fee	$8,085	$6,745
Acquisition expenses	378	315
Administrative services expenses	4,029	3,353
Professional fees	4,814	6,159
Share-based compensation	1,022	500
Depreciation and amortization	1,805	1,295
Other expenses	2,166	1,762
Total expenses	$22,299	$20,129
Other (income)/loss:
Provision/(benefit) for credit losses	$4,360	$(955)
Realized (gain)/loss on extinguishment of debt	(4,767)	—
Realized (gain)/loss on sale of available for sale trading securities	(596)	—
Realized (gain)/loss on sale of commercial mortgage loans, held for sale, measured at fair value	—	(1,889)
Unrealized (gain)/loss on commercial mortgage loans, held for sale, measured at fair value	(347)	939
(Gain)/loss on other real estate investments	1,339	29
Trading (gain)/loss	(2,968)	88,435
Unrealized (gain)/loss on derivatives	320	4,963
Realized (gain)/loss on derivatives	(44)	(34,030)
Total other (income)/loss	$(2,703)	$57,492
Income/(loss) before taxes	43,177	(22,531)
Provision/(benefit) for income tax	(662)	(24)
Net income/(loss)	$43,839	$(22,507)
Net (income)/loss attributable to non-controlling interest	(9)	—
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$43,830	$(22,507)
Less: Preferred stock dividends	6,748	21,011
Net income/(loss) applicable to common stock	$37,082	$(43,518)

Basic earnings per share	$0.44	$(0.99)
Diluted earnings per share	$0.44	$(0.99)
Basic weighted average shares outstanding	82,774,771	43,956,965
Diluted weighted average shares outstanding	82,774,771	43,956,965

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three months ended March 31,
	2023	2022
Net income/(loss)	$43,839	$(22,507)

Amounts related to available for sale real estate securities:
Change in net unrealized gain/(loss)	$(1,648)	$—
Reclassification adjustment for amounts included in net income/(loss)	(677)	—
	$(2,325)	$—
Amounts related to cash flow hedges:
Change in net unrealized gain/(loss)	$—	$(220)
Reclassification adjustment for amounts included in net income/(loss)	—	282
	$—	$62
Comprehensive (income)/loss attributed to non-controlling interest	$(9)	$—
Comprehensive income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$41,505	$(22,445)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
THE ACCOMPANYING CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Preferred E	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2022	82,992,784	$826	$1,602,247	$390	$(299,225)	$258,742	$1,562,980	$15,408	$1,578,388
Issuance of common stock	—	—	—	—	—	—	—	—	—
Common stock repurchases	(313,411)	(3)	(3,664)	—	—	—	(3,667)	—	(3,667)
Common stock issued through distribution reinvestment plan	—	—	—	—	—	—	—	—	—
Share-based compensation	442,419	—	1,022	—	—	—	1,022	—	1,022
Shares canceled for tax withholding on vested equity rewards	(57,021)	—	(812)	—	—	—	(812)	—	(812)
Series I preferred stock exchanged for common stock	299,200	3	4,997	—	—	—	5,000	—	5,000
Offering costs	—	—	—	—	—	—	—	—	—
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	43,830	—	43,830	—	43,830
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	9	9
Distributions declared	—	—	—	—	(36,367)	—	(36,367)	—	(36,367)
Other comprehensive income/(loss)	—	—	—	(2,325)	—	—	(2,325)	—	(2,325)
Contributions in non-controlling interest, net	—	—	—	—	—	—	—	5,851	5,851
Balance, March 31, 2023	83,363,971	$826	$1,603,790	$(1,935)	$(291,762)	$258,742	$1,569,661	$21,268	$1,590,929

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Preferred E	Preferred F	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2021	43,965,928	$441	$903,264	$(62)	$(167,179)	$258,742	$710,431	$1,705,637	$5,764	$1,711,401
Issuance of common stock	—	—	—	—	—	—	—	—	—	—
Common stock repurchases	—	—	—	—	—	—	—	—	—	—
Common stock issued through distribution reinvestment plan	5,982	—	91	—	—	—	—	91	—	91
Share-based compensation	499,217	—	500	—	—	—	—	500	—	500
Offering costs	—	—	—	—	—	—	—	—	—	—
Net income/(loss)	—	—	—	—	(22,507)	—	—	(22,507)	—	(22,507)
Distributions declared	—	—	—	—	(36,743)	—	—	(36,743)	—	(36,743)
Other comprehensive income/(loss)	—	—	—	62	—	—	—	62	—	62
Balance, March 31, 2022	44,471,127	$441	$903,855	$—	$(226,429)	$258,742	$710,431	$1,647,040	$5,764	$1,652,804
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income/(loss)	$43,839	$(22,507)
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Premium amortization and (discount accretion), net	$(4,163)	$(2,542)
Accretion of deferred commitment fees	(2,869)	(2,219)
Amortization of deferred financing costs	1,837	1,403
Share-based compensation	1,022	500
Realized (gain)/loss from sale of other real estate investments, measured at fair value	(596)	33
Realized (gain)/loss on extinguishment of debt	(4,767)	—
Realized (gain)/loss on swap terminations	—	(34,378)
Trading (gain)/loss	(2,968)	88,435
Unrealized (gain)/loss from commercial mortgage loans, held for sale, measured at fair value	(347)	939
Unrealized (gain)/loss on derivative instruments	320	4,963
Unrealized (gain)/loss from other real estate investments, measured at fair value	1,339	(4)
Depreciation and amortization	1,642	1,295
Provision/(benefit) for credit losses	4,360	(955)
Origination of commercial mortgage loans, held for sale, measured at fair value	—	(150,300)
Proceeds from sale or repayment of commercial mortgage loans, held for sale, measured at fair value	(22)	76,100
Changes in assets and liabilities:
Accrued interest receivable	539	7,542
Prepaid expenses and other assets	(1,042)	(5,807)
Accounts payable and accrued expenses	(3,510)	239
Due to affiliates	(1,573)	4,360
Interest payable	217	617
Net cash (used in)/provided by operating activities	$33,258	$(32,286)
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(195,617)	$(636,465)
Principal repayments received on commercial mortgage loans, held for investment	406,243	330,130
Proceeds from (purchase)/sale of other real estate investments	—	2,045
Purchase of real estate securities, available for sale	(20,267)	—
Proceeds from sale/(repayment) of real estate securities, available for sale, measured at fair value	127,660	—
Proceeds from sale/(repayment) of real estate securities, trading, at fair value	97,487	2,190,143
Principal collateral on mortgage investments	7,302	376,857
Proceeds from sale/(purchase) of derivative instruments	—	148
Net cash (used in)/provided by investing activities	$422,808	$2,262,858
Cash flows from financing activities:
Proceeds from issuances of common stock	$5,000	$—
Proceeds from issuances of redeemable convertible preferred stock	(5,000)	—
Payments for common stock repurchases	(3,666)	—
Shares cancelled for tax withholding on vested equity rewards	(812)	—
Borrowings on collateralized loan obligations	—	960,000
Repayments of collateralized loan obligations	(69,042)	(235,139)
Borrowings on repurchase agreements - commercial mortgage loans	157,862	474,466
Repayments of repurchase agreements - commercial mortgage loans	(234,300)	(971,176)
Borrowings on repurchase agreements - real estate securities	258,881	11,937,334

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Repayments of repurchase agreements - real estate securities	(469,955)	(14,401,577)
Proceeds from other financing and loan participation - commercial mortgage loans	—	2,296
Borrowings on other financing	43,615	—
Repayments on other financing	(40,795)	—
Repayments of unsecured debt	(13,367)	(50,000)
Payments of deferred financing costs	(1,377)	(3,595)
Cash collateral received on interest rate swaps	—	47,661
Proceeds from interest rate swap settlements	—	744
Distributions paid	(36,317)	(30,254)
Net cash (used in)/provided by financing activities:	$(409,273)	$(2,269,240)
Net change in cash, cash equivalents and restricted cash	46,793	(38,668)
Cash, cash equivalents and restricted cash, beginning of period	190,487	168,199
Cash, cash equivalents and restricted cash, end of period	$237,279	$129,531

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	179,314	154,929
Restricted cash, beginning of period	11,173	13,270
Cash, cash equivalents and restricted cash, beginning of period	$190,487	$168,199

Cash and cash equivalents, end of period	230,405	117,064
Restricted cash, end of period	6,874	12,467
Cash, cash equivalents and restricted cash, end of period	$237,279	$129,531

Supplemental disclosures of cash flow information:
Cash payments for income taxes	$(15)	$—
Cash payments for interest	69,263	20,460
Pre-close loan fundings held with servicer	(2,742)	—

Supplemental disclosures of non - cash flow information:
Distribution payable	$36,367	$36,735
Common stock issued through distribution reinvestment plan	—	91
Real estate owned received in foreclosure	23,999	—
Loans transferred to real estate owned, held for investment	33,206	—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

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
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2022, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 16, 2023.
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
March 31, 2023
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
Certain prior year balances have been reclassified in order to conform to the current period presentation. For the period ended March 31, 2022, Unrealized (gain)/loss on other real estate investments, measured at fair value of ($4.0) thousand, and Realized (gain)/loss on other real estate investments, measured at fair value of $33 thousand was reclassified to (Gain)/loss on other real estate investments on the consolidated statements of operations. In addition, for the three months ended March 31, 2022, $0.5 million was reclassified from Professional fees to Share-based compensation on the consolidated statements of operations.
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
Commercial Mortgage Loans
Held for Investment - Commercial mortgage loans that are held for investment purposes and are anticipated to be held until maturity, are carried at cost, net of unamortized acquisition expenses, discounts or premiums and unfunded commitments. Commercial mortgage loans, held for investment purposes, are carried at amortized cost less an allowance for credit losses. Interest income is recorded on the accrual basis and related discounts, premiums and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization or accretion is reflected as an adjustment to interest income in the Company’s consolidated statements of operations. Guaranteed loan commitment fees payable by the borrower upon maturity are accreted over the life of the investment using the effective interest method. The accretion of guaranteed loan commitment fees is recognized in interest income in the Company's consolidated statements of operations.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
Real estate owned, held for investment - Amounts capitalized to real estate owned, held for investment consist of the cost of acquisition or construction, any tenant improvements or major improvements, betterments that extend the useful life of the related asset, and transaction costs associated with the acquisition of an individual asset that does not qualify as a business combination. All repairs and maintenance are expensed as incurred. Additionally, the Company capitalizes interest while the development, or redevelopment, of a real estate owned asset is in progress. No development or redevelopments of real estate owned assets are in progress as of March 31, 2023.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Real estate owned assets are not depreciated or amortized while they are classified as held for sale. Interest and other expenses attributable to the liabilities of a disposal group classified as held for sale continue to be accrued. Upon the disposition of a real estate owned asset, the Company calculates gains and losses as net proceeds received less the carrying value of the real estate owned asset. Net proceeds received are net of direct selling costs associated with the disposition of the real estate owned asset. Gains and losses on real estate owned, held for sale are included in (Gain)/loss on other real estate investments on the consolidated statements of operations.
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
The estimated fair values of the tangible assets of an acquired property are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the estimated fair value of these assets. Management relies on a sales comparison approach using closed land sales and listings in determining the land value and determines the as-if-vacant estimated fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates the cost to execute similar leases including leasing commissions, legal, and other related costs.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
In measuring the general allowance for credit losses for financial instruments including our unfunded loan commitments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the allowance for credit losses is calculated as the product of PD, LGD and exposure at default (“EAD”). The Company’s model principally utilizes historical loss rates derived from a commercial mortgage backed securities database with historical losses from 2001 - 2021 provided by a reputable third party, forecasting the loss parameters using a scenario-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by an immediate reversion to average historical losses.
When a borrower is experiencing financial difficulties and a loan is modified, the effect of the modification will be included in the Company’s assessment of the CECL allowance for loan losses. If the Company provides principal forgiveness, the amortized cost basis of the loan is written off against the allowance for loan losses. Generally, when modifying loans, the Company will seek to protect its position by requiring incremental pay downs, additional collateral or guarantees and, in some cases, lookback features or equity interests to offset the effects of modifications granted should conditions impacting the loan improve.
Specific allowance for credit losses
For financial instruments where the borrower is experiencing financial difficulty based on the Company’s assessment at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, the Company may elect to use as a practical expedient the fair value of the collateral at the reporting date when determining a specific allowance for credit losses.
For financial instruments which the Company identifies reasonable doubt as to whether the collection of contractual components can be satisfied, a loan specific allowance analysis is performed. Determining whether a specific allowance for credit losses for a loan is required entails significant judgment from management and is based on several factors including (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. If a loan is determined to have a specific allowance for current losses, the specific allowance for current losses is recorded as a component of our Current Expected Credit Loss ("CECL") reserve by applying the practical expedient for collateral dependent loans. The CECL reserve is assessed on an individual basis for such loans by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. These valuations require judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plans, loan sponsorship, actions of other lenders, and other factors deemed relevant by the Company. Actual losses, if any, could ultimately differ materially from these estimates. The Company only expects to write-off specific allowances for current losses if and when such amounts are deemed non-recoverable. Non-recoverability is generally determined at the time a loan is settled, or in the case of foreclosure, when the underlying asset is sold. Non-recoverability may also be concluded if, in the Company's determination, it is deemed certain that all amounts due will not be collected. If a loan is determined to be impaired based on the above considerations, management records a write-off through a charge to the "Allowance for credit losses" and the respective loan balance.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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
Non-performing status
The Company designates loans as non-performing when (i) full payment of principal and/or coupon interest components become 90-days past due ("non-accrual status"); or (ii) the Company has reasonable doubt as to whether the collection of contractual components can be satisfied ("cost recovery status"). When a loan is designated as non-performing and placed on non-accrual status, interest is only recognized as income when payment has been received. Loans designated as non-performing and placed on non-accrual status are removed from their non-performing designation when collection of principal and coupon interest components have been satisfied. When a loan is designated as non-performing and placed on cost recovery status, the cost-recovery method is applied to which receipt of principal or coupon interest is recorded as a reduction to the amortized cost until collection of all contractual components are reasonably assured.
Real Estate Securities
Available For Sale
The Company’s real estate securities are classified as available for sale ("AFS") and carried at fair value. Changes in fair value of available for sale real estate securities are recognized in the consolidated statements of comprehensive income. Related discounts, premiums and acquisition expenses on investments are amortized or accreted over the life of the investment using the effective interest method. Amortization and accretion are reflected as an adjustment to interest income in the Company’s consolidated statements of operations. The Company uses the specific identification method in determining the cost relief for real estate securities sold. Realized gains and losses from the sale of available for sale trading securities are included in the Company’s consolidated statements of operations.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
The non-credit loss component of the unrealized loss within the Company’s AFS portfolio is recognized as an adjustment to the individual security’s asset balance with an offsetting entry to accumulated other comprehensive income in the consolidated balance sheets.
Trading
ARM Agency Securities are recorded at fair value and are classified as trading on the balance sheet with trading gains and losses due to fair value changes and sales of these securities recorded in the Company's consolidated statements of operations. The Company calculates trading gains and losses on the sales of ARM Agency Securities based on the specific identification method. Fair values fluctuate with current and projected changes in interest rates, prepayment expectations and other factors such as market liquidity conditions and the perceived credit quality of agency securities. Judgment is required to interpret market data and develop estimated fair values, particularly in circumstances of deteriorating credit quality and market liquidity.
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
Deferred Financing Costs
The deferred financing costs related to the Company's various Master Repurchase Agreements as well as certain prepaid subscription costs are included in Prepaid expenses and other assets on the consolidated balance sheets. Deferred financing cost on the Company's CLOs are netted against the Company's CLO payable in the Collateralized loan obligations on the consolidated balance sheets. Deferred financing costs are amortized over the terms of the respective financing agreement using the effective interest method and included in interest expense on the Company's consolidated statements of operations. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity.
Offering and Related Costs
Since 2018, the Company has from time to time offered, shares of the Company’s common stock or one or more series of its preferred stock, including its Series H convertible preferred stock (the “Series H Preferred Stock”) and former Series I convertible preferred stock (the “Series I Preferred Stock”) in private placements exempt from the registration requirements of the Securities Act of 1933, as amended. In connection with these offerings, the Company incurred various offering costs. These offering costs include but are not limited to legal, accounting, printing, mailing and filing fees, and diligence expenses of broker-dealers. Offering costs for the common stock are recorded in the Company’s stockholders’ equity. Offering costs for the Series H Preferred Stock and Series I Preferred Stock were expensed to the Company's consolidated statement of operations.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
In January 2022 and 2023, the Company issued under the 2021 Incentive Plan awards of restricted stock units ("RSUs") to its officers and certain other personnel of the Advisor who provide services to the Company. These awards are service-based and vest in equal annual installments beginning on the anniversary of the date of grant over a period of three years, subject to continuing service. One share of the Company’s common stock is issued for each unit that vests. These awards also grant non-forfeitable dividend equivalent rights equal to the cash dividend paid in the ordinary course on a common share to the Company's common shareholders. Upon termination for any reason, all unvested RSUs will be forfeited by the grantee, who will be given no further rights to such RSUs. The fair value of the RSUs is expensed over the vesting period, which are included in share-based compensation expense on the consolidated statements of operations.
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
Restricted share awards entitle the recipient to receive common shares from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash distributions prior to the time that the restrictions on the shares have lapsed. Any distributions payable in common shares shall be subject to the same restrictions as the underlying restricted shares. The fair value of the restricted share awards is expensed over the vesting period, which are included in share-based compensation expense on the consolidated statements of operations.
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
Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRSs, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRSs are not consolidated for U.S. federal income tax purposes but are instead taxed as C corporations. For financial reporting purposes, the TRSs are consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRSs. Total Provision/(benefit) for income tax for the three months ended March 31, 2023 and 2022 was $(0.7) million and $(24.0) thousand, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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
Derivatives and Hedging Activities
In the normal course of business, the Company is exposed to the effect of interest rate changes and may undertake a strategy to limit these risks through the use of derivatives.  The Company uses derivatives primarily to economically hedge against interest rates, CMBS spreads and macro market risk in order to minimize volatility. The Company may use a variety of derivative instruments that are considered conventional, including but not limited to: Treasury note futures, interest rate swaps, and credit derivatives on various indices including CMBX and CDX.
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
•The real estate securities business focuses on investing in and asset managing real estate securities. Historically this business has focused primarily on CMBS, CRE CLO bonds, CDO notes and other securities. As a result of the October 2021 acquisition of Capstead, the Company acquired and continues to hold a portfolio of RMBS in the form of the ARM Agency Securities. The Company has and intends to reinvest the cash and proceeds from dividends, interest, repayments and sales of these assets into its other segments and does not intend to continue to invest in ARM Agency Securities or RMBS in general.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Series H Preferred Stock
The Series H Preferred Stock ranks senior to the Common Stock and on parity with the Series I Preferred Stock and the Company’s 7.50% Series E Cumulative Redeemable Preferred Stock ("Series E Preferred Stock") with respect to priority in dividends and in the distribution of assets in the event of the liquidation, dissolution or winding-up of the Company. The liquidation preference of each share of Series H Preferred Stock is the greater of (i) $5,000 plus accrued and unpaid dividends, and (ii) the amount that would be received upon a conversion of the Series H Preferred Stock into the Common Stock.
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
The Series I Preferred Stock was on parity with the Series H Preferred Stock and Series E Preferred Stock with respect to preference on liquidation and dividend rights. The terms of the Series I Preferred Stock were substantially the same as the Series H Preferred Stock, except that the holders of the Series I Preferred Stock had the option to accelerate the mandatory conversion date, which was January 19, 2023, upon at least 10 days' written notice.
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
The Series E Preferred Stock is listed on the New York Stock Exchange under the symbol “FBRT PRE”.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Recently Issued Accounting Pronouncements
In March 2022, the FASB issued ASU 2022-02 "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures," or ASU 2022-02. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings and requires disclosure of current-period gross write-offs by year of loan origination. Additionally, ASU 2022-02 updates the accounting for credit losses under ASC 326 and adds enhanced disclosures with respect to loan refinancing and restructuring in the form of principal forgiveness, interest rate concessions, other-than-insignificant payment delays, or term extensions when the borrower is experiencing financial difficulties. On January 1, 2023, the Company adopted ASU 2022-02 on a prospective basis and the adoption had no significant impact to the Company's consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London interbank offered rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally can be elected over time through December 31, 2024, as extended under ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The Company has not adopted any of the optional expedients or exceptions through March 31, 2023, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.
Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (dollars in thousands):

	March 31, 2023	December 31, 2022
Senior loans	$5,025,739	$5,251,464
Mezzanine loans	25,762	18,312
Total gross carrying value of loans	5,051,501	5,269,776
General allowance for credit losses	28,751	26,624
Specific allowance for credit losses (1)	—	14,224
Less: Allowance for credit losses	28,751	40,848
Total commercial mortgage loans, held for investment, net	$5,022,750	$5,228,928
_________________________________________________________
(1) As of December 31, 2022, the Company recorded a specific allowance for credit losses with respect to a retail loan designated as non-performing. As of March 31, 2023, the loan was written down to the estimated fair value of the collateral less estimated costs to sell and the excess of the carrying value of the loan over fair value of the collateral less estimated costs to sell was charged-off against the specific allowance for credit losses.
As of March 31, 2023 and December 31, 2022, the Company's total commercial mortgage loan portfolio, held for investment, was comprised of 157 and 161 loans, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Allowance for Credit Losses
The following table presents the activity in the Company's allowance for credit losses, excluding the unfunded loan commitments, as of March 31, 2023 (dollars in thousands):

	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self-Storage	Manufactured Housing	Total
December 31, 2022	$21,166	$14,601	$670	$259	$47	$4,064	$10	$31	$40,848
Changes:
General allowance/(benefit) for credit losses	(1,759)	(343)	2,986	(205)	30	1,342	45	31	2,127
Specific allowance/(benefit) for credit losses	—	835	—	—	—	—	—	—	835
Write offs against specific allowance for credit losses	—	(15,059)	—	—	—	—	—	—	(15,059)
March 31, 2023	$19,407	$34	$3,656	$54	$77	$5,406	$55	$62	$28,751
The Company recorded an increase in its general provision for credit losses during the three months ended March 31, 2023 of $2.1 million. The primary driver for the higher reserve balance is the change in economic outlook since the end of the prior year offset slightly by the decrease in loan portfolio.
The Company identified a commercial mortgage loan, held for investment secured by a portfolio of 24 retail properties, that was assigned a risk rating of “5” due to certain conditions that negatively impacted the underlying collateral property’s cash flows. As of December 31, 2022, the specific allowance for current losses remaining was $14.2 million. During the three months ended March 31, 2023, the Company recorded an additional $0.8 million to the specific allowance for current losses and charged off the remaining $15.1 million which directly reduced the amortized cost basis of the loan. The Company's evaluation of the significant unobservable inputs to the discounted cash flow model used to approximate the fair value of the retail properties collateralizing the loan included a capitalization rate, which ranged from 5.00%-6.75%. As of March 31, 2023, the loan has a fully funded outstanding principal balance of $38.4 million and carrying value of $26.4 million which is composed of 9 remaining retail properties.
The following table presents the activity in the Company's allowance for credit losses for the unfunded loan commitments, which is included in accounts payable and accrued expenses in the consolidated balance sheets as of March 31, 2023 (dollars in thousands):

	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self-Storage	Manufactured Housing	Total
December 31, 2022	$165	$(36)	$86	$3	$—	$61	$—	$1	$280
Changes:
General allowance/(benefit) for credit losses	579	36	804	—	—	(21)	—	—	1,398
March 31, 2023	$744	$—	$890	$3	$—	$40	$—	$1	$1,678

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
The following tables represent the composition by loan collateral type and region of the Company's commercial mortgage loans, held for investment portfolio (dollars in thousands):

	March 31, 2023		December 31, 2022
Loan Collateral Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$3,851,347	75.9%	$4,030,975	76.1%
Hospitality	602,615	11.9%	510,566	9.7%
Office	328,454	6.5%	405,705	7.7%
Retail	87,102	1.7%	120,017	2.3%
Industrial	78,050	1.5%	93,035	1.8%
Other	128,642	2.5%	128,676	2.4%
Total	$5,076,210	100.0%	$5,288,974	100.0%

	March 31, 2023		December 31, 2022
Loan Region	Par Value	Percentage	Par Value	Percentage
Southeast	$2,029,772	40.0%	$2,229,756	42.2%
Southwest	1,736,116	34.2%	1,763,492	33.3%
Mideast	524,930	10.3%	706,192	13.4%
Far West	197,207	3.9%	234,891	4.4%
Great Lakes	162,563	3.2%	162,162	3.1%
Various	425,622	8.4%	192,481	3.6%
Total	$5,076,210	100.0%	$5,288,974	100.0%
As of March 31, 2023 and December 31, 2022, the Company's total commercial mortgage loans, held for sale, measured at fair value were each comprised of two loans. As of March 31, 2023 and December 31, 2022, the contractual principal outstanding of commercial mortgage loans, held for sale, measured at fair value was $15.6 million. As of March 31, 2023 and December 31, 2022, none of the Company's commercial mortgage loans, held for sale, measured at fair value were in default or greater than ninety days past due.
The following tables represent the composition by loan collateral type and region of the Company's commercial mortgage loans, held for sale, measured at fair value (dollars in thousands):

	March 31, 2023		December 31, 2022
Loan Collateral Type	Par Value	Percentage	Par Value	Percentage
Retail	$12,000	76.8%	$12,000	76.8%
Office	3,625	23.2%	3,625	23.2%
Total	$15,625	100.0%	$15,625	100.0%

	March 31, 2023		December 31, 2022
Loan Region	Par Value	Percentage	Par Value	Percentage
Southeast	$15,625	100.0%	$15,625	100.0%

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Loan Credit Quality and Vintage
The following tables present the amortized cost of our commercial mortgage loans, held for investment as of March 31, 2023 and December 31, 2022, by loan collateral type, the Company’s internal risk rating and year of origination. The risk ratings are updated as of March 31, 2023.

As of March 31, 2023
	2023	2022	2021	2020	2019	Prior	Total

Multifamily:
Risk Rating:
1-2 internal grade	$—	$1,452,965	$1,990,747	$74,521	$—	$—	$3,518,233
3-4 internal grade	—	—	242,376	10,761	—	69,742	322,879
Total Multifamily Loans	$—	$1,452,965	$2,233,123	$85,282	$—	$69,742	$3,841,112

Retail:
Risk Rating:
1-2 internal grade	$—	$14,588	$33,897	$—	$—	$—	$48,485
3-4 internal grade	—	—	—	—	—	—	—
5 internal grade	—	26,450	—	—	—	—	26,450
Total Retail Loans	$—	$41,038	$33,897	$—	$—	$—	$74,935

Office:
Risk Rating:
1-2 internal grade	$—	$—	$50,667	$123,578	$58,890	$18,620	$251,755
3-4 internal grade	7,439	—	—	43,085	25,761	—	76,285
Total Office Loans	$7,439	$—	$50,667	$166,663	$84,651	$18,620	$328,040

Industrial:
Risk Rating:
1-2 internal grade	$—	$77,813	$—	$—	$—	$—	$77,813
3-4 internal grade	—	—	—	—	—	—	—
Total Industrial Loans	$—	$77,813	$—	$—	$—	$—	$77,813

Hospitality:
Risk Rating:
1-2 internal grade	$119,423	$139,900	$162,798	$—	$49,388	$22,036	$493,545
3-4 internal grade	—	—	—	—	28,799	78,803	107,602
Total Hospitality Loans	$119,423	$139,900	$162,798	$—	$78,187	$100,839	$601,147

Other:
Risk Rating:
1-2 internal grade	$—	$30,413	$54,156	$36,210	$—	$—	$120,779
3-4 internal grade	—	—	—	7,675	—	—	7,675
Total Other Loans	$—	$30,413	$54,156	$43,885	$—	$—	$128,454

Total	$126,862	$1,742,129	$2,534,641	$295,830	$162,838	$189,201	$5,051,501

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

As of December 31, 2022
	2022	2021	2020	2019	2018	2017	Total

Multifamily:
Risk Rating:
1-2 internal grade	$1,511,181	$2,184,362	$74,372	$—	$34,668	$—	$3,804,583
3-4 internal grade	—	167,707	10,807	—	34,731	—	213,245
Total Multifamily Loans	$1,511,181	$2,352,069	$85,179	$—	$69,399	$—	$4,017,828

Retail:
Risk Rating:
1-2 internal grade	$22,275	$33,884	$—	$—	$—	$—	$56,159
3-4 internal grade	—	—	—	—	—	—	—
5 internal grade	60,304	—	—	—	—	—	60,304
Total Retail Loans	$82,579	$33,884	$—	$—	$—	$—	$116,463

Office:
Risk Rating:
1-2 internal grade	$—	$50,351	$189,740	$66,110	$18,683	$—	$324,884
3-4 internal grade	—	—	54,533	25,748	—	—	80,281
Total Office Loans	$—	$50,351	$244,273	$91,858	$18,683	$—	$405,165

Industrial:
Risk Rating:
1-2 internal grade	$77,762	$—	$14,955	$—	$—	$—	$92,717
3-4 internal grade	—	—	—	—	—	—	—
Total Industrial Loans	$77,762	$—	$14,955	$—	$—	$—	$92,717

Hospitality:
Risk Rating:
1-2 internal grade	$137,055	$160,397	$—	$49,564	$22,116	$—	$369,132
3-4 internal grade	32,305	—	—	28,882	—	78,867	140,054
Total Hospitality Loans	$169,360	$160,397	$—	$78,446	$22,116	$78,867	$509,186

Other:
Risk Rating:
1-2 internal grade	$30,418	$54,126	$36,202	$—	$—	$—	$120,746
3-4 internal grade	—	—	7,671	—	—	—	7,671
Total Other Loans	$30,418	$54,126	$43,873	$—	$—	$—	$128,417

Total	$1,871,300	$2,650,827	$388,280	$170,304	$110,198	$78,867	$5,269,776

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Past Due Status
The following table presents an aging summary of the loans amortized cost basis as of March 31, 2023 (dollars in thousands):

	Multifamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self-Storage	Manufactured Housing	Total
Status:
Current	$3,841,111	$48,485	$328,040	$77,813	$52,432	$544,072	$44,867	$31,181	$4,968,001
1-29 days past due	—	—	—	—	—	—		—	—
30-59 days past due	—	—	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—	—	—
90-119 days past due	—	—	—	—	—	—	—	—	—
120+ days past due (1)	—	26,450	—	—	—	57,075	—	—	83,525
Total	$3,841,111	$74,935	$328,040	$77,813	$52,432	$601,147	$44,867	$31,181	$5,051,526
_________________________________________________________
(1) For the three months ended March 31, 2023, there was no interest income recognized on these loans.
Non-performing Status
The following table presents the amortized cost basis of the loans on nonaccrual status as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023	December 31, 2022
Non-performing loan amortized cost at beginning of year, January 1	$117,379	$57,075
Addition of non-performing loan amortized cost	—	60,304
Less: Removal of non-performing loan amortized cost	33,854	—
Non-performing loan amortized cost at end of period	$83,525	$117,379
As of March 31, 2023, the Company had two loans with a total amortized cost basis of $83.5 million designated as non-performing status. One loan is for a hotel property located in New York City which was placed on non-accrual status in 2019 and had an amortized cost basis of $57.1 million as of March 31, 2023. No specific allowance for credit losses has been recorded on the loan. The Company did not recognize any interest income on the non-accrual loan during the three months ended March 31, 2023. In April 2023, the New York Hotel property was sold and as a result of the sale, the Company has recovered the full principal amount of its loan (equal to the carrying cost of the loan as of December 31, 2022) and approximately $20.0 million of additional proceeds after the payment of all related closing expenses. As of December 31, 2022, the hotel property in New York City, had a carrying value of $57.1 million, designated as non-performing, and no specific allowance for credit loss was recorded for the loan.
The second loan relates to a commercial mortgage loan with a fully funded outstanding principal balance of $38.4 million and an amortized costs basis of $26.4 million collateralized by a portfolio of retail properties (the "Walgreens Portfolio") in various locations throughout the United States. The loan has been assigned a risk rating of “5” and concurrently, the Company elected to apply a practical expedient for collateral dependent assets in which a specific allowance for credit loss was determined. The loan was evaluated in accordance with ASC 310 - Receivables and was determined to be a TDR. During the three months ended March 31, 2023 the Company recorded an additional $0.8 million to the specific allowance for credit losses and charged off the remaining $15.1 million specific allowance which directly reduced the amortized cost basis of the loan. The Company designated the loan as non-performing and placed the loan on cost recovery status during the second quarter of 2022. Upon designation, the Company ceased the recognition of interest income. Any contractual amounts received are accounted for under the cost-recovery method, until the loan qualifies for return to accrual status. As of December 31, 2022, the Company had $2.6 million in cost recovery proceeds. During the three months ended March 31, 2023, the Company received $0.6 million additional cost recovery proceeds and $1.1 million was transferred to real estate owned in connection with the five properties foreclosed upon during the period. Cost recovery proceeds directly reduce the amortized cost of the loan. As of December 31, 2022, the retail portfolio had a carrying value of $46.0 million net of a specific allowance for credit losses of $14.2 million.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
All commercial mortgage loans, excluding loans classified as commercial mortgage loans, held for sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2. As of March 31, 2023 and December 31, 2022, the weighted average risk rating of loans was 2.1 and 2.2, respectively.
The following table represents the allocation by risk rating for the Company's commercial mortgage loans, held for investment (dollars in thousands):

March 31, 2023			December 31, 2022
Risk Rating	Number of Loans	Par Value	Risk Rating	Number of Loans	Par Value
1	1	$31,450	1	—	$—
2	133	4,491,420	2	141	4,783,568
3	20	425,425	3	15	281,071
4	2	89,514	4	4	160,695
5	1	38,426	5	1	63,640
	157	$5,076,235		161	$5,288,974

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
For the three months ended March 31, 2023 and year ended December 31, 2022, the activity in the Company's commercial mortgage loans, held for investment portfolio, net of allowance for credit losses, was as follows (dollars in thousands):

	Three months ended March 31, 2023	Year Ended December 31, 2021
Amortized cost, Beginning of Period	$5,269,776	$4,226,888
Acquisitions and originations	193,476	2,247,613
Principal repayments	(381,033)	(1,109,769)
Discount accretion/premium amortization	3,736	12,614
Loans transferred from/(to) commercial real estate loans, held for sale	—	(9,296)
Net fees capitalized into carrying value of loans	(601)	(13,775)
Transfer to real estate owned	(33,206)	(80,460)
Cost recovery	(648)	(4,039)
Amortized cost, End of Period	$5,051,500	$5,269,776
Allowance for credit losses, Beginning of Period	$(40,848)	$(15,827)
General (provision)/benefit for credit losses	(2,127)	(10,797)
Specific (provision)/benefit for credit losses	(835)	(25,281)
Write offs from specific allowance for credit losses	15,059	11,057
Allowance for credit losses, End of Period	$(28,751)	$(40,848)
Balance, End of Period	$5,022,749	$5,228,928

In February 2020, the Company originated a first mortgage loan secured by an office property in Portland, OR. In February 2023, the fully committed $37.3 million senior loan was restructured as a result of financial difficulty to a $25.0 million committed senior loan. Additionally, the Company committed a $10.1 million mezzanine note. In accordance with the adoption of ASU 2022-02, we have classified the restructuring as a continuation of an existing loan on the senior loan and new loan for the mezzanine note. As of March 31, 2023, the amortized cost basis of the loan was $25.0 million on the senior loan and $7.4 million on the mezzanine note. As of December 31, 2022 and prior to modification, the senior loan had an amortized costs of $36.4 million. The Company internally rated the senior and mezzanine loans as risk rating of 4 as of March 31, 2023, and the senior loan as a 4 as of December 31, 2022.
Note 4 - Real Estate Securities
Real Estate Securities Classified As Trading
The following is a summary of the Company's RMBS classified by collateral type and interest rate characteristics as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	Carrying Amount	Average Yield (1)
March 31, 2023
Agency Securities:
Fannie Mae/Freddie Mac ARMs	$133,705	2.71%

December 31, 2022
Agency Securities:
Fannie Mae/Freddie Mac ARMs	$235,728	2.42%
________________________________________________________
(1) Average yield is presented for the period then ended and is based on the cash component of interest income expressed as a percentage on average cost basis (the “cash yield”).
The maturity of ARM Agency Securities is directly affected by prepayments of principal on the underlying mortgage loans. Consequently, actual maturities may be significantly shorter than the portfolio’s weighted average contractual maturity of 209 months.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
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
For the three months ended March 31, 2023 and 2022, the Company sold trading securities totaling $95.5 million and $2.2 billion, respectively. For the three months ended March 31, 2023 and 2022, the Company recognized trading gains on ARM Agency Securities of $3.0 million and trading losses of $88.4 million, respectively, due to principal paydowns, changes in market values, and sales of these securities, which were included in Trading (gain)/loss in the Company's consolidated statements of operations.
Real Estate Securities Classified As Available For Sale
The following is a summary of the Company's real estate securities, available for sale, measured at fair value, as of March 31, 2023 and December 31, 2022 (dollars in thousands):

March 31, 2023
Type	Interest Rate	Maturity	Par Value	Fair Value
CRE CLO bond 1	7.5%	8/19/2035	$40,000	$39,405
CRE CLO bond 2	7.9%	8/19/2035	25,000	24,756
CRE CLO bond 3	7.6%	10/19/2039	28,340	28,123
CRE CLO bond 4	7.5%	2/19/2038	5,885	5,825
CRE CLO bond 5	8.1%	2/19/2038	14,382	14,221
			$113,607	$112,330

December 31, 2022
Type	Interest Rate	Maturity	Par Value	Fair Value
CRE CLO bond 1	7.1%	8/19/2035	$40,000	$39,795
CRE CLO bond 2	7.6%	8/19/2035	25,000	25,010
CRE CLO bond 3	8.4%	8/19/2035	10,000	10,056
CRE CLO bond 4	7.4%	10/25/2039	36,700	36,990
CRE CLO bond 5	8.0%	10/25/2039	35,000	35,298
CRE CLO bond 6	8.6%	10/25/2039	14,300	14,221
CRE CLO bond 7	7.3%	10/19/2039	60,000	59,655
			$221,000	$221,025
The Company classified its CRE CLO bonds as available for sale and reported them at fair value in the consolidated balance sheets with changes in fair value recorded in accumulated other comprehensive income/(loss). The weighted average contractual maturity for CLO investments included within the CRE CLO bonds portfolio as of March 31, 2023 and December 31, 2022 was 13.9 years and 15.4 years, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
The following table shows the amortized cost, allowance for expected credit losses, unrealized gain/(loss) and fair value of the Company's CRE CLO bonds by investment type as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	Amortized Cost	Credit Loss Allowance	Unrealized Gain	Unrealized (Loss)	Fair Value
March 31, 2023
CLOs	$113,588	$—	$—	$(1,258)	$112,330

December 31, 2022
CLOs	$220,635	$—	$833	$(443)	$221,025
As of March 31, 2023, the Company held five CRE CLO bonds with an amortized cost basis of $113.6 million and an unrealized loss of $1.3 million. As of December 31, 2022, the Company held seven CRE CLO bonds with an amortized cost basis of $220.6 million and a net unrealized gain of $0.39 million, three of which were held in an unrealized loss position of $0.4 million. As of March 31, 2023 and December 31, 2022, zero positions had an unrealized loss for a period greater than twelve months. As of March 31, 2023 and December 31, 2022, the fair value of the Company's CRE CLO bonds that were in an unrealized loss position for less than twelve months, and for which an allowance for credit loss has not been recorded was $112.3 million and $113.7 million, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 5 - Real Estate Owned
Real Estate Owned, Held for Investment
The following table summarizes the Company's real estate owned, held for investment assets as of March 31, 2023 (dollars in thousands):

As of March 31, 2023
Acquisition Date (1)	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(3,453)	$87,170
Various (2)	Retail	Various	$13,319	$48,509	$—	$(374)	$61,454
			$16,755	$132,768	$2,928	$(3,827)	$148,624
________________________
See notes below.
The following table summarizes the Company's real estate owned asset as of December 31, 2022 (dollars in thousands):

As of December 31, 2022
Acquisition Date (1)	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(2,877)	$87,746
Various (2)	Retail	Various	$9,105	$31,036	$—	$(115)	$40,026
			$12,541	$115,295	$2,928	$(2,992)	$127,772
________________________
(1) Refer to Note 2 for the useful life of the above assets.
(2) As discussed below, 15 and ten retail properties associated with the loan secured by the Walgreen's Portfolio were foreclosed upon as of March 31, 2023 and December 31, 2022, respectively. The properties are located throughout the United States of America.
Depreciation expense for the three months ended March 31, 2023 and March 31, 2022 totaled $0.8 million and $0.6 million, respectively.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
As disclosed in Note 3 - Commercial Mortgage Loans in April 2022, the Company fully funded a $113.2 million first mortgage loan, collateralized by the Walgreens Portfolio consisting of 24 retail properties with various locations throughout the United States. As of December 31, 2022, through foreclosures, the Company acquired ten of the 24 properties, and subsequently acquired an additional five of the properties during the three months ended March 31, 2023. As a result, the Company recorded at fair value $61.8 million and $40.1 million, as of March 31, 2023 and December 31, 2022, respectively, of real estate owned, held for investment. These properties are held through a joint venture entity, BSPRT Walgreens Portfolio, LLC (the "Walgreens JV"), formed by the Company and an affiliate of the Company. The Company has 75.618% ownership interest in the Walgreens JV, while the affiliated fund has 24.242% interest. The Company has control of 15 of the 24 Walgreens properties acquired through foreclosure as the majority owner in the joint venture and, therefore, consolidates these properties on its consolidated balance sheet. As of March 31, 2023 and December 31, 2022, the Company recorded $13.9 million and $10.5 million, respectively, in non-controlling interest related to the Walgreens properties on its consolidated balance sheets. Subsequent to quarter ended March 31, 2023, the Walgreens JV obtained legal ownership of nine additional properties.
We are engaged in ongoing litigation relating to the loan secured by the Walgreens Portfolio, as more fully described in "Part II, Item 1. Legal Proceedings".
Real Estate Owned, Held for Sale
During the fourth quarter of 2022, the Company entered into agreements with two borrowers to voluntarily transfer their assets in exchange for the removal of the borrowers' obligation to repay all of the associated commercial mortgage loans receivable with an amortized cost of $36.9 million, in aggregate, provided by the Company. One of the voluntary transfers collateralized by a multifamily portfolio was the result of the borrower experiencing financial difficulty and the recorded investment in the receivable was more than the fair value, less estimated costs to sell, for the collateral collected. Therefore, the voluntary transfer qualified as a TDR. The Company accounted for both voluntary transfers and the real estate owned acquired as asset acquisitions. The voluntary transfers resulted in a total realized loss of $0.4 million, in aggregate, and was recognized in Realized (gain)/loss on sale of commercial mortgage loan, held for sale in the consolidated statements of operations for the year ended December 31, 2022. As of March 31, 2023 and December 31, 2022, the Company has designated the properties included within the real estate owned business segment as held for sale in accordance with ASC 360. The properties are currently being marketed and sales are probable to occur within one year. For the three months ended March 31, 2023, the Company recognized an unrealized loss of $1.3 million. As of March 31, 2023 and December 31, 2022 the carrying value on real estate owned, held for sale assets amounted to $35.2 million and $36.5 million, respectively, in aggregate.

Note 6 - Leases
Intangible Lease Asset
The following table summarizes the Company's intangible lease asset recognized in the consolidated balance sheets as of March 31, 2023 and December 31, 2022 (dollars in thousands):

Identified intangible assets:	March 31, 2023	December 31, 2022
Gross amount	$63,704	$58,542
Accumulated amortization	(4,682)	(3,711)
Total, net	$59,022	$54,831

Identified intangible liabilities:
Gross amount	$9,357	$6,507
Accumulated amortization	$(242)	(79)
Total, net	$9,115	$6,428

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Rental Income
On September 17, 2021, the Company purchased an industrial facility that is subject to an existing triple net lease. The minimum rental amount due under the lease is subject to annual increases of 2.0%. The initial term of the lease expires in 2038 and contains renewal options for four consecutive five-year terms. The remaining lease term is 15.6 years. Rental income for this operating lease for the three months ended March 31, 2023 and March 31, 2022, totaled $2.3 million in both years. Rental income is included in Revenue from real estate owned in the consolidated statements of operations.
As of March 31, 2023 and December 31, 2022, respectively, 15 and ten retail properties in the Walgreens Portfolio were foreclosed upon that were each subject to triple net leases. The initial terms of the leases expire in March 2034 and contain renewal options for 11 consecutive five-year terms. The remaining lease term is 11 years. Rental income for these operating leases for the three months ended March 31, 2023 totaled $1.0 million. This retail portfolio was not owned by the Company as of March 31, 2022.
The following table summarizes the Company's schedule of future minimum rents on its real estate owned, held for investment properties to be contractually received (dollars in thousands):

Future Minimum Rents	March 31, 2023
2023 (April - December)	$8,938
2024	12,070
2025	12,234
2026	12,401
2027 and beyond	142,984
Total future minimum rent	$188,627
Amortization Expense
Intangible lease assets are amortized using the straight-line method over the shorter of the contractual life of the lease and 20 years. The weighted average life of the intangible asset as of March 31, 2023 is approximately 14.5 years. Amortization expense for the three months ended March 31, 2023 and March 31, 2022 totaled $1.0 million and $0.7 million, respectively.
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $0.2 million for the three months ended March 31, 2023. There was no amortization of acquired below-market leases, net of acquired above-market leases, for the three months ended March 31, 2022. The following table summarizes the Company's expected acquired below (above) market leases, net amortization over the next five years, assuming no further acquisitions or dispositions (dollars in thousands):

Amortization Expense - Acquired below (above) market leases, net	March 31, 2023
2023 (April - December)	$(626)
2024	(835)
2025	(835)
2026	(835)
2027	(835)
The following table summarizes the Company's expected other identified intangible assets, net amortization over the next five years, assuming no further acquisitions or dispositions (dollars in thousands):

Amortization Expense - Other identified intangible assets	March 31, 2023
2023 (April - December)	$3,104
2024	4,176
2025	4,176
2026	4,176
2027	4,176

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 7 - Debt
Repurchase Agreements - Commercial Mortgage Loans
The Company has entered into repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), Barclays Bank PLC (the "Barclays Revolver Facility" and the "Barclays Repo Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Atlas SP Partners (the "Atlas Repo Facility" and together with JPM Repo Facility, WF Repo Facility, Barclays Revolver Facility, and Barclays Repo Facility, collectively, the "Repo Facilities").
The Repo Facilities are financing sources through which the Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 65% to 75% of the principal amount of the mortgage loan being pledged.
The details of the Company's Repo Facilities as of March 31, 2023 and December 31, 2022 are as follows (dollars in thousands):

As of March 31, 2023
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility (2)	$500,000	$261,741	$5,608	7.95%	10/6/2024
Atlas Repo Facility (3)	600,000	71,896	2,115	7.42%	3/15/2024
WF Repo Facility (4)	500,000	100,846	2,239	7.68%	11/21/2023
Barclays Revolver Facility (5)	250,000	—	215	N/A	9/20/2023
Barclays Repo Facility (6)	500,000	169,938	3,528	7.23%	3/14/2025
Total	$2,350,000	$604,421	$13,705
________________________________________________________
(1) For the three months ended March 31, 2023. Includes amortization of deferred financing costs.
(2) With one-year extension option available at the Company's discretion. On July 7, 2022, the committed financing was increased from $400 million to $500 million. Additionally, on December 12, 2022, the Company extended the maturity date to October 6, 2024.
(3) On July 12, 2022, the committed financing was increased from $300 million to $600 million. Additionally, on March 17, 2023, the maturity date was extended to March 15, 2024. During the first quarter of 2023, this repurchase facility was transferred from Credit Suisse to the new company, Atlas SP Partners, which has acquired these assets.
(4) On May 12, 2022, the committed financing amount was increased from $450 million to $500 million. There are three more one-year extension options available at the Company's discretion.
(5) The Company may increase the total commitment amount by an amount between $100 million and $150 million for three month intervals, on an unlimited basis prior to maturity. Subsequent to quarter end, on April 24, 2023, the Company extended the maturity date to September 20, 2024.
(6) There are two one-year extension options available at the Company's discretion.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

As of December 31, 2022
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility	$500,000	$275,423	$11,773	7.42%	10/6/2024
Credit Suisse Repo Facility	600,000	168,046	8,676	7.12%	10/31/2023
WF Repo Facility	500,000	79,807	7,492	7.11%	11/21/2023
Barclays Revolver Facility	250,000	—	1,267	N/A	9/20/2023
Barclays Repo Facility	500,000	157,583	8,997	6.75%	3/14/2025
Total	$2,350,000	$680,859	$38,205
________________________________________________________
(1) For the year ended December 31, 2022. Includes amortization of deferred financing costs.
The Repo Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of March 31, 2023 and December 31, 2022, the Company is in compliance with all debt covenants.
Other financing and loan participation - Commercial Mortgage Loans
On March 23, 2020, the Company transferred $15.2 million of its interest in a term loan to a regional bank via a participation agreement. Since inception, the Company's outstanding loan increased as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The Company incurred $1.0 million and $0.2 million of interest expense on the regional bank term loan as of March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022 the outstanding participation balance was $58.7 million and $59.2 million, respectively. The loan accrued interest at an annual rate of one-month LIBOR +2.20% and matures on June 9, 2023.
On February 10, 2022, the Company transferred $38.0 million of its interest in a term loan to a regional bank via a participation agreement. Since inception, the Company's outstanding loan could increase as a result of future fundings, which could lead to an increase in amount outstanding via the participation agreement. The Company incurred $0.6 million and $5,000 of interest expense on the regional bank term loan for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, the outstanding participation balance was $20.4 million and $17.1 million, respectively. The loan accrued interest at an annual rate of one-month SOFR + 4.01% and matures on May 1, 2025.
Mortgage Note Payable
On September 17, 2021, the Company, in connection with the consolidated joint venture (as discussed in Note 5 - Real Estate Owned), originated a $112.7 million mortgage note payable, of which $88.7 million is eliminated in our consolidated financial statements (see Note 5 - Real Estate Owned). As of March 31, 2023 and December 31, 2022, the remaining outstanding mortgage note payable of $24.0 million is included in the consolidated balance sheet. As of March 31, 2023, the loan accrued interest at an annual rate of LIBOR + 3.0%, which is eliminated in our consolidated financial statements, and matures on October 9, 2024.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Unsecured Debt
As of March 31, 2023, the Company had outstanding 30-year junior subordinated notes issued in 2005 and 2006 and maturing in 2035 and 2036, respectively, with a total face amount of $82.5 million. Note balances net of deferred issuance costs, and related weighted average interest rates as of the indicated dates (calculated including issuance cost amortization and adjusted for the effects of related derivatives held as cash flow hedges prior to termination) were as follows (dollars in thousands):

	As of March 31, 2023		As of December 31, 2022
	Borrowings Outstanding	Weighted Average Rate	Borrowings Outstanding	Weighted Average Rate
Junior subordinated notes maturing in:
October 2035 ($17,500 face amount)	$17,018	8.88%	$34,508	8.25%
December 2035 ($40,000 face amount)	39,522	8.48%	39,513	8.39%
September 2036 ($25,000 face amount)	24,680	8.48%	24,674	8.39%
	$81,220	8.56%	$98,695	8.34%
The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option. During the three months ended March 31, 2023 the Company recognized a realized gain on extinguishment for debt in the amount of $4.4 million as a result of the repurchase of $17.5 million par value unsecured debt at a price equal to 75% par. Interest paid on unsecured debt, including related derivative cash flows, totaled $2.3 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively.
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
Below is a summary of the Company's MRAs as of March 31, 2023 and December 31, 2022 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of March 31, 2023
JP Morgan Securities LLC	$62,980	$1,091	$69,985	5.80%	17
Barclays Capital Inc.	44,954	622	56,819	5.84%	13
Total/Weighted Average	$107,934	$1,713	$126,804	5.82%	15

As of December 31, 2022
JP Morgan Securities LLC	$103,513	$1,281	$120,751	5.34%	22
Barclays Capital Inc.	119,351	1,646	144,778	5.18%	50
Total/Weighted Average	$222,864	$2,927	$265,529	5.25%	37
________________________________________________________
(1) Includes $42.6 million and $67.1 million of CLO notes, held by the Company, which is eliminated within the Real estate securities, trading, at fair value line of the consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
Repurchase agreements (and related pledged collateral, including accrued interest receivable), classified by remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

	Amount Outstanding	Accrued Interest Receivable	Collateral Carrying Amount	Weighted Average Borrowing Rates
As of March 31, 2023
Repurchase arrangements secured by Agency securities with maturities of 30 days or less	$121,000	$371	$126,749	4.81%

As of December 31, 2022
Repurchase arrangements secured by Agency securities with maturities of 30 days or less	$172,144	$544	$180,400	4.25%
Repurchase arrangements secured by Agency securities with maturities of 31 to 90 days	45,000	114	47,210	4.51%
	$217,144	$658	$227,610	4.30%
Average repurchase agreements outstanding were $149.4 million and $220.1 million during the three months ended March 31, 2023 and December 31, 2022, respectively. Average repurchase agreements outstanding differed from respective quarter-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff and asset sales. Interest paid on repurchase agreements, including related derivative payments, totaled $2.0 million and $1.3 million during the three months ended March 31, 2023 and 2022, respectively.
Collateralized Loan Obligation
As of March 31, 2023 and December 31, 2022, the notes issued by BSPRT 2019-FL5 Issuer, Ltd. and BSPRT 2019-FL5 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 22 and 25 mortgage assets having a principal balance of $339.0 million and $378.8 million respectively (the "2019-FL5 Mortgage Assets"). The sale of the 2019-FL5 Mortgage Assets to BSPRT 2019-FL5 Issuer, Ltd. is governed by a Mortgage Asset Purchase Agreement dated as of May 30, 2019, between the Company and BSPRT 2019-FL5 Issuer, Ltd.
As of March 31, 2023 and December 31, 2022, the notes issued by BSPRT 2021-FL6 Issuer, Ltd. and BSPRT 2021-FL6 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 58 and 58 mortgage assets having a principal balance of $686.1 million and $691.1 million respectively (the "2021-FL6 Mortgage Assets"). The sale of the 2021-FL6 Mortgage Assets to BSPRT 2021-FL6 Issuer, Ltd. is governed by a Collateral Interest Purchase Agreement dated as of March 25, 2021, between the Company and BSPRT 2021-FL6 Issuer, Ltd.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
As of March 31, 2023 and December 31, 2022, the notes issued by BSPRT 2021-FL7 Issuer, Ltd. and BSPRT 2021-FL7 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 40 and 39 mortgage assets having a principal balance of $899.8 million and $899.7 million respectively (the "2021-FL7 Mortgage Assets"). The sale of the 2021-FL7 Mortgage Assets to BSPRT 2021-FL7 Issuer, Ltd. is governed by a Collateral Interest Purchase Agreement dated as of March 25, 2021, between the Company and BSPRT 2021-FL7 Issuer, Ltd.
As of March 31, 2023 and December 31, 2022, the notes issued by BSPRT 2022-FL8 Issuer, Ltd. and BSPRT 2022-FL8 Co-Issuer, LLC, are collateralized by interests in a pool of 38 and 39 mortgage assets having a principal balance of $1.2 billion and $1.2 billion, respectively (the "2022-FL8 Mortgage Assets"). The sale of the 2022-FL8 Mortgage Assets to BSPRT 2022-FL8 Issuer, Ltd. is governed by a Collateral Interest Purchase Agreement dated as of December 21, 2021, between the Company and BSPRT 2022-FL8 Issuer, Ltd.
As of March 31, 2023 and December 31, 2022, the notes issued by BSPRT 2022-FL9 Issuer, LLC are collateralized by interests in a pool of 50 and 50 mortgage assets having a principal balance of $802.3 million and $797.5 million, respectively (the "2022-FL9 Mortgage Assets"). The sale of the 2022-FL9 Mortgage Assets to BSPRT 2022-FL9 Issuer, LLC is governed by a Collateral Interest Purchase Agreement, dated as of June 29, 2022, by and among FBRT Sub REIT, BSPRT 2022-FL9 Issuer, LLC, the OP, and BSPRT 2022-FL9 Seller, LLC.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
The Company, through its wholly-owned subsidiaries, holds the preferred equity tranches of the above CLOs of approximately $401.8 million and $401.8 million as of March 31, 2023 and December 31, 2022, respectively. The following table represents the terms of the notes issued by 2019-FL5 Issuer, 2021-FL6 Issuer, 2021-FL7 Issuer, 2022-FL8 Issuer and 2022-FL9 Issuer (collectively the "CLOs"), as of March 31, 2023 (dollars in thousands):

CLO Facility	Tranche	Par Value Issued	Par Value Outstanding (1)	Interest Rate	Maturity Date
2019-FL5 Issuer	Tranche A	$407,025	$—	1M LIBOR + 115	5/15/2029
2019-FL5 Issuer	Tranche A-S	76,950	12,531	1M LIBOR + 148	5/15/2029
2019-FL5 Issuer	Tranche B	50,000	50,000	1M LIBOR + 140	5/15/2029
2019-FL5 Issuer	Tranche C	61,374	61,374	1M LIBOR + 200	5/15/2029
2019-FL5 Issuer	Tranche D	48,600	5,000	1M LIBOR + 240	5/15/2029
2019-FL5 Issuer	Tranche E	20,250	12,000	1M LIBOR + 285	5/15/2029
2021-FL6 Issuer	Tranche A	367,500	367,500	1M LIBOR + 110	3/15/2036
2021-FL6 Issuer	Tranche A-S	86,625	86,625	1M LIBOR + 130	3/15/2036
2021-FL6 Issuer	Tranche B	33,250	33,250	1M LIBOR + 160	3/15/2036
2021-FL6 Issuer	Tranche C	41,125	41,125	1M LIBOR + 205	3/15/2036
2021-FL6 Issuer	Tranche D	44,625	44,625	1M LIBOR + 0.03	3/15/2036
2021-FL6 Issuer	Tranche E	11,375	11,375	1M LIBOR + 350	3/15/2036
2021-FL7 Issuer	Tranche A	508,500	508,500	1M LIBOR + 132	12/21/2038
2021-FL7 Issuer	Tranche A-S	13,500	13,500	1M LIBOR + 165	12/21/2038
2021-FL7 Issuer	Tranche B	52,875	52,875	1M LIBOR + 205	12/21/2038
2021-FL7 Issuer	Tranche C	66,375	66,375	1M LIBOR + 230	12/21/2038
2021-FL7 Issuer	Tranche D	67,500	67,500	1M LIBOR + 275	12/21/2038
2021-FL7 Issuer	Tranche E	13,500	13,500	1M LIBOR + 340	12/21/2038
2022-FL8 Issuer	Tranche A	690,000	690,000	1M SOFR + 150	2/15/2037
2022-FL8 Issuer	Tranche A-S	66,000	66,000	1M SOFR + 185	2/15/2037
2022-FL8 Issuer	Tranche B	55,500	55,500	1M SOFR + 205	2/15/2037
2022-FL8 Issuer	Tranche C	67,500	67,500	1M SOFR + 230	2/15/2037
2022-FL8 Issuer	Tranche D	81,000	81,000	1M SOFR + 280	2/15/2037
2022-FL9 Issuer	Tranche A	423,667	423,667	1M SOFR + 255	5/15/2039
2022-FL9 Issuer	Tranche A-S	96,380	96,380	1M SOFR + 310	5/15/2039
2022-FL9 Issuer	Tranche B	42,166	42,166	1M SOFR + 360	5/15/2039
2022-FL9 Issuer	Tranche C	48,189	48,189	1M SOFR + 415	5/15/2039
2022-FL9 Issuer	Tranche D	49,194	49,194	1M SOFR + 505	5/15/2039
2022-FL9 Issuer	Tranche E	11,043	11,043	1M SOFR + 565	5/15/2039
		$3,601,588	$3,078,294
________________________________________________________
(1) Excludes $461.6 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligations line in the consolidated balance sheet as of March 31, 2023.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
The following table represents the terms of the notes issued by 2019-FL5 Issuer, 2021-FL6 Issuer and 2021-FL7 Issuer, 2022-FL8 Issuer and 2022-FL9 Issuer as of December 31, 2022 (dollars in thousands):

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
________________________________________________________
(1) Excludes $453.4 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligations line in the consolidated balance sheet as of December 31, 2022.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
The below table reflects the total assets and liabilities of the Company's outstanding CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of March 31, 2023 and December 31, 2022 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE. The VIE's are non-recourse to the Company.

Assets (dollars in thousands)	March 31, 2023	December 31, 2022
Cash (1)	$18,682	$43,246
Commercial mortgage loans, held for investment, net (2)	3,904,756	3,942,918
Accrued interest receivable	16,652	15,444
Total Assets	$3,940,090	$4,001,608

Liabilities (dollars in thousands)
Notes payable (3)(4)	$3,539,918	$3,601,102
Accrued interest payable	14,138	10,582
Total Liabilities	$3,554,056	$3,611,684
________________________________________________________
(1) Includes $17.9 million and $42.5 million of cash held by the servicer related to CLO loan payoffs as of March 31, 2023 and December 31, 2022, respectively.
(2) The balance is presented net of allowance for credit losses of $13.9 million and $13.2 million as of March 31, 2023 and December 31, 2022, respectively.
(3) Includes $461.6 million and $453.4 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.
(4) The balance is presented net of deferred financing cost and discount of $19.0 million and $19.2 million as of March 31, 2023 and December 31, 2022, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 8 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income/(loss) is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share for the three months ended March 31, 2023 and March 31, 2022 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator
Net income/(loss)	$43,839	$(22,507)
Net (income)/loss from noncontrolling interest	(9)	—
Less: Preferred stock dividends	6,748	21,011
Net income/(loss) applicable to common stock	$37,082	$(43,518)
Less: Participating securities' share in earnings	797	—
Net income/(loss) applicable to common stockholders (basic & diluted earnings per share)	$36,285	$(43,518)

Denominator
Weighted-average common shares outstanding for basic earnings per share	82,774,771	43,956,965
Weighted-average common shares outstanding for diluted earnings per share (1)	82,774,771	43,956,965

Basic earnings per share	$0.44	$(0.99)
Diluted earnings per share	$0.44	$(0.99)
_______________________
(1) The effect of dilutive shares excluded 711,000 and 368,257 weighted average restricted shares and stock units for the three months ended March 31, 2023 and March 31, 2022, respectively, as the effect was anti-dilutive. Additionally, the effect of dilutive shares excluded 5,430,480 and 45,522,676 weighted average common equivalent of convertible preferred shares for the three months ended March 31, 2023 and March 31, 2022, respectively, as the effect was anti-dilutive.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 9 - Redeemable Convertible Preferred Stock and Equity Transactions
The following table presents the summary of the Company's outstanding shares of Redeemable Convertible Preferred Stock, Perpetual Preferred Stock, Automatically Convertible Preferred Stock and Common Stock and Preferred Stock as of March 31, 2023 and December 31, 2022 (dollars in thousands, except share amounts):

	Balance as of		Shares Outstanding as of		First Quarter 2023 Dividend/Distribution Per Share (4)
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Redeemable Convertible Preferred Stock:
Series H Preferred Stock	$89,748	$89,748	17,950	17,950	$106.22
Series I Preferred Stock (1)	$—	$5,000	$—	1,000	106.22
Perpetual Preferred Stock:
Series E Preferred Stock	$258,742	$258,742	10,329,039	10,329,039	$0.46875
Common Stock:
Common Stock - at par value (2)(3)	$826	$826	83,363,971	82,992,784	$0.355
_________________________________________________________
(1) On January 19, 2023, all 1,000 outstanding shares of the Company's Series I Preferred Stock each automatically converted into 299.2 shares of Common Stock, pursuant to the terms of the Series I Preferred Stock, resulting in the issuance of 299,200 shares of Common Stock.
(2) Common Stock includes shares issued pursuant to the DRIP and unvested restricted shares.
(3) During the three months ended March 31, 2023, the Company repurchased 313,411 shares of Common Stock at an average price of $11.70 per share, for a total of $3.7 million. All of these shares were retired upon settlement, reducing the total outstanding shares as of March 31, 2023. See discussion in the "Stock Repurchases" section below.
(4) As declared by the Company's board of directors.
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
Distribution payments are dependent on the availability of funds. The board of directors may reduce the amount of distributions paid or suspend distribution payments at any time, and therefore, distribution payments are not assured. Dividends on the Company’s outstanding shares of preferred stock, to the extent not declared by the board of directors quarterly, will accrue, and dividends may not be paid on the Company's common stock to the extent there are accrued and unpaid dividends on the preferred stock. The amount of dividends paid on the Company’s Series H Preferred Stock is generally in an amount equal to the dividends a holder of such preferred stock would have received if the preferred stock had been converted into common stock in accordance with its terms, except when the amount of common stock dividends are below the threshold stated in the terms of such preferred stock.
The Company distributed $29.5 million of common stock dividends during the three months ended March 31, 2023, comprised of $29.5 million in cash. The Company distributed $12.5 million of common stock dividends during the three months ended March 31, 2022, comprised of $12.4 million in cash and $0.1 million in shares of common stock issued under the DRIP.
As of March 31, 2023 and December 31, 2022, the Company had declared but unpaid common stock distributions of $29.6 million and $29.5 million, respectively, declared but unpaid Series E Preferred Stock distributions of $4.8 million and declared but unpaid Series H Preferred Stock distributions of $1.9 million. Additionally, as of December 31, 2022 the Company had declared unpaid Series I Preferred stock distributions of $0.1 million. These amounts are included in Distributions payable on the Company’s consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

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
The following table is a summary of the Company’s repurchase activity of its common stock during the three months ended March 31, 2023:

	For the Three Months Ended March 31, 2023
	Shares	Amount (2)
Beginning of period, authorized repurchase amount (1)	—	$48,421
Repurchases paid	244,584	(2,867)
Repurchases unsettled (3)	68,827	(800)
Remaining as of March 31, 2023		$44,754
_________________________________________________________
(1)Amount includes commissions paid associated with share repurchases.
(2) For the period ended March 31, 2023, the average purchase price was $11.70 per share.
(3) Represents repurchases for which an order had been placed before the end of the quarter but had not yet settled by March 31, 2023.
As of March 31, 2023, the Company had $44.8 million remaining under the share repurchase program.
Accumulated Other Comprehensive Income/(Loss)
The following tables set forth the changes in accumulated other comprehensive income/(loss) by component.

	For the Three Months Ended
	March 31, 2023			March 31, 2022
(dollars in thousands)	Total	Available for Sale Real Estate Securities	Cash Flow Hedges	Total	Available for Sale Real Estate Securities	Cash Flow Hedges
Balance, Beginning of Period	$390	$390	$—	$(62)	$—	$(62)
Other comprehensive income/(loss)	(1,648)	(1,648)	—	(220)	—	(220)
Reclassification adjustment for amounts included in net income/(loss)	(677)	(677)	—	282	—	282
Balance, End of Period	$(1,935)	$(1,935)	$—	$—	$—	$—

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 10 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of March 31, 2023 and December 31, 2022, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	March 31, 2023	December 31, 2022
2023	$45,889	$73,921
2024	330,379	312,009
2025	105,538	70,429
2026 and beyond	9,452	9,629
	$491,258	$465,988
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three months ended March 31, 2023 and 2022 and the associated payable as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	Three Months Ended March 31,		Payable as of
	2023	2022	March 31, 2023	December 31, 2022
Acquisition expenses (1)	$378	$315	$—	$—
Administrative services expenses	4,029	3,353	4,029	3,526
Asset management and subordinated performance fee	8,085	6,745	8,085	8,843
Other related party expenses (2)(3)	211	253	1,742	3,060
Total related party fees and reimbursements	$12,703	$10,666	$13,856	$15,429
_________________________________________________________
(1) Total acquisition expenses paid during the three months ended March 31, 2023 and 2022 were $1.1 million and $3.2 million, respectively, of which $0.7 million and $2.9 million were capitalized within the commercial mortgage loans, held for investment and real estate securities, available for sale, measured at fair value lines of the consolidated balance sheets.
(2) These are related to reimbursable costs incurred related to the increase in loan origination activities and are included in Other expenses in the Company's consolidated statements of operations.
(3) As of March 31, 2023 and December 31, 2022, the related party payables include $1.7 million and $2.9 million of payments made by the Advisor to third party vendors on behalf of the Company.
The payables as of March 31, 2023 and December 31, 2022, in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
Other Transactions
As of March 31, 2023 and December 31, 2022, SBL held 17,950 shares of the Company's outstanding shares of Series H Preferred Stock (see Note 2 - Summary of Significant Accounting Policies).
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
As discussed below, in the first quarter of 2023, pursuant to the 2021 Incentive Plan, the Company issued awards of restricted stock units to its officers and certain other personnel of the Advisor who provide services to the Company under the Advisory Agreement (see Note 12 - Share-based Compensation).
As of March 31, 2023 and December 31, 2022, our commercial mortgage loans, held for investment, includes an aggregate of $123.3 million and $122.9 million, respectively, carrying value of loans to affiliates of our Advisor. The Company recognized $2.3 million and $0.7 million of interest income from these loans for the three months ended March 31, 2023 and 2022, respectively, in the Company’s consolidated statements of operations.
As disclosed in Note 3 - Commercial Mortgage Loans in April 2022, the Company fully funded a $113.2 million first mortgage consisting of 24 retail properties with various locations throughout the United States. The Company entered into a joint venture agreement and formed a joint venture entity, BSPRT Walgreens Portfolio, LLC to acquire 75.618% ownership interest in the loans acquired from the Walgreens Portfolio, while the affiliated fund has 24.242% interest (see Note 5 - Real Estate Owned).

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Note 12 - Share-based Compensation
Share Plans
The Company's 2021 Incentive plan provides the Company with the ability to grant equity-based awards to its directors, officers and employees (if the Company ever has employees), employees of the Advisor and its affiliates, or certain of the Company's consultants, employees of entities that provide services to the Company, directors of the Advisor or of entities that provide services to the Company, the Advisor and its affiliates.
Under the Company's 2021 Incentive Plan, as of March 31, 2023, there were 4,565,474 shares of common stock remaining available for issuance. The Board may amend, suspend or terminate the 2021 Incentive Plan at any time; provided that no amendment, suspension or termination may impair rights or obligations under any outstanding award without the participant’s consent or violate the 2021 Incentive Plan’s prohibition on repricing. The Company's previous plan, the RSP, expired on February 7, 2023.
Service-based Restricted Stock and Restricted Stock Units
In accordance with the 2021 Incentive Plan, the Company issued awards of RSUs to its officers and certain other personnel of the Advisor who provide services to the Company under the Advisory Agreement.
Restricted Stock and RSU activity issued under the RSP and 2021 Incentive Plan for the three months ended March 31, 2023 is summarized below:

	Shares Outstanding				First Quarter 2023 Weighted Average Grant Date Fair Value
	For the Three Months Ended
	March 31, 2023		March 31, 2022
	RSP	2021 Incentive Plan	RSP	2021 Incentive Plan
Unvested equity awards outstanding at beginning of period	20,934	492,107	11,184	—	$14.11
Grants	—	442,419	7,209	492,107	14.24
Forfeitures	—	—	—	—	—
Vested	—	(164,039)	—	—	14.24
Unvested equity awards outstanding at end of period	20,934	770,487	18,393	492,107	$14.16
During the three months ended March 31, 2023 and March 31, 2022, the Company recognized compensation expense associated with the equity awards of $1.0 million and $0.5 million, respectively, which is included in share-based compensation expense on the consolidated statements of operations. Unrecognized estimated compensation expense for these awards totaled $11.2 million as of March 31, 2023 to be expensed over a weighted average period of 1.7 years. The fair value of equity awards that vested during the three months ended March 31, 2023 was $2.3 million.
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
March 31, 2023
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
The fair value for Treasury note futures is derived using market prices. Treasury note futures trade on the Chicago Mercantile Exchange (“CME”). The instruments are a variety of recently issued 10-year U.S. Treasury notes. The future contracts are liquid and are centrally cleared through the CME. Treasury note futures are generally categorized as Level I of the fair value hierarchy.
The fair value for credit default swaps and interest rate swaps contracts are derived using pricing models that are widely accepted by marketplace participants. Credit default swaps and some interest rate swaps are traded in the over the counter ("OTC") market. The pricing models take into account multiple inputs including specific contract terms, interest rate yield curves, interest rates, credit curves, recovery rates, and/or current credit spreads obtained from swap counterparties and other market participants. Most inputs into the models are not subjective as they are observable in the marketplace or set per the contract. Valuation is primarily determined by the difference between the contract spread and the current market spread. The contract spread (or rate) is generally fixed and the market spread is determined by the credit risk of the underlying debt or reference entity. If the underlying indices are liquid and the OTC market for the current spread is active, credit default swaps and interest rate swaps are categorized in Level II of the fair value hierarchy. If the underlying indices are illiquid and the OTC market for the current spread is not active, credit default swaps are categorized in Level III of the fair value hierarchy. The credit default swaps and interest rate swaps are generally categorized as Level II of the fair value hierarchy.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
The fair value of exchange-traded swap agreements economically hedging RMBS repurchase agreements are calculated using the net discounted future fixed cash payments and the discounted future variable cash receipts which are based on expected future interest rates derived from observable market interest rate curves. The Company also incorporates both its own nonperformance risk and its counterparties’ nonperformance risk in determining fair value. In considering the effect of nonperformance risk, the Company considered the impact of netting and credit enhancements, such as collateral postings and guarantees, and has concluded that counterparty risk is not significant to the overall valuation. Interest rate swap agreements economically hedging the Company's RMBS repurchase agreements are measured at fair value on a recurring basis primarily using Level II inputs. The fair value of these derivatives is calculated including accrued interest and net of variation margin amounts received or paid through the exchange, resulting in a significantly reduced fair value amount representing the unsettled fair value of these derivatives on the consolidated balance sheets.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no material transfers between levels within the fair value hierarchy for the period ended March 31, 2023. Material transfers between levels within the fair value hierarchy during the period ended December 31, 2022 were specifically related to the transfer of ARM Agency Securities from Level II to Level III.
The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	Total	Level I	Level II	Level III
March 31, 2023
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$112,329	$—	$112,329	$—
Real estate securities, trading, measured at fair value	133,705	—	$—	$133,705
Commercial mortgage loans, held for sale, measured at fair value	15,928	—	—	15,928
Interest rate swaps	—	—	—	—
Credit default swaps	325	—	325	—
Total assets, at fair value	$262,287	$—	$112,654	$149,633

Liabilities, at fair value
Interest rate swaps	$202	$—	$202	$—
Credit default swaps	$92	$—	$92	$—
Total liabilities, at fair value	$294	$—	$294	$—

December 31, 2022
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$221,025	$—	$221,025	$—
Real estate securities, trading, measured at fair value	$235,728	$—	$—	$235,728
Commercial mortgage loans, held for sale, measured at fair value	15,559	—	—	15,559
Treasury note futures	91	91	—	—
Interest rate swaps	90	—	90	—
Credit default swaps	234	—	234	—
Total assets, at fair value	$472,727	$91	$221,349	$251,287

Liabilities, at fair value
Credit default swaps	64	—	64	—
Total liabilities, at fair value	$64	$—	$64	$—
Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. As a result, the unrealized gains and losses for assets and liabilities within the Level III category may include changes in fair value that were attributable to both observable and unobservable inputs. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of March 31, 2023 and December 31, 2022 (dollars in thousands).

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
The following table contains the Level III inputs used to value assets and liabilities on a recurring and nonrecurring basis or where the Company discloses fair value as of March 31, 2023:

Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
March 31, 2023
Commercial mortgage loans, held for sale, measured at fair value	$15,928	Discounted Cash Flow	Yield	6.6%	6.4% - 6.8%
Real estate securities, trading, measured at fair value	133,705	Discounted Cash Flow	Yield	3.3%	2.0% - 6.6%

December 31, 2022
Commercial mortgage loans, held for sale, measured at fair value	$15,559	Discounted Cash Flow	Yield	7.2%	6.3% - 7.7%
Real estate securities, trading, measured at fair value	235,728	Discounted Cash Flow	Yield	3.3%	2.0% - 6.5%
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
There were no assets measured at fair value on a nonrecurring basis on our consolidated balance sheets as of March 31, 2023.
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets. The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	March 31, 2023
	Commercial Mortgage Loans, held for sale, measured at fair value	Real estate securities, trading, measured at fair value
Beginning balance, January 1, 2023	$15,559	$235,728
Transfers into Level III (1)	—	—
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loans, held for sale	—	—
Realized gain/(loss) on sale of available for sale trading securities	—	—
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	347	—
Trading gain/(loss)	—	2,968
Net accretion	—	—
Purchases	—	—
Sales / paydowns	22	(104,991)
Transfers out of Level III (1)	—	—
Ending Balance, March 31, 2023	$15,928	$133,705
________________________________________________________
(1) There were no transfers in or out of Level III as of March 31, 2023.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)

	December 31, 2022
	Commercial Mortgage Loans, held for sale, measured at fair value	Real estate securities, trading, measured at fair value	Other real estate investments, measured at fair value
Beginning balance, January 1, 2022	$34,718	$—	$2,074
Transfers into Level III (1)	—	4,566,871	—
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loans, held for sale	2,358	—	—
Realized gain/(loss) on sale of available for sale trading securities	—	—	(33)
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	(511)	—	4
Trading gain/(loss)	—	(119,220)	—
Net accretion	—	—	—
Purchases	366,692	—	—
Sales / paydowns	(387,698)	(4,211,923)	(2,045)
Transfers out of Level III	—	—	—
Ending Balance, December 31, 2022	$15,559	$235,728	$—
________________________________________________________
(1) Transfers into Level III include transfers related to ARM Agency Securities transferred from Level II.
The fair value of cash and cash equivalents and restricted cash are measured using observable quoted market prices, or Level I inputs and their carrying value approximates their fair value. The fair value of borrowings under repurchase agreements approximate their carrying value on the consolidated balance sheets due to their short-term nature and are measured using Level III inputs.
Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans, held for investment and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of March 31, 2023 and December 31, 2022 (dollars in thousands):

			March 31, 2023		December 31, 2022
		Level	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Commercial mortgage loans, held for investment	Asset	III	$5,051,501	$5,057,359	$5,269,776	$5,278,495
Collateralized loan obligations	Liability	III	3,052,802	2,987,015	3,121,983	3,055,810
Mortgage note payable	Liability	III	23,998	23,998	23,998	23,998
Other financing and loan participation - commercial mortgage loans	Liability	III	79,121	79,121	76,301	76,301
Unsecured debt	Liability	III	81,220	58,100	98,695	66,300
________________________________________________________
(1) The carrying value is gross of $28.8 million and $40.8 million of allowance for credit losses as of March 31, 2023 and December 31, 2022, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
Repurchase agreements - commercial mortgage loans of $604.4 million and $680.9 million as of March 31, 2023 and December 31, 2022, respectively, and repurchase agreements - real estate securities of $228.9 million and $440.0 million as of March 31, 2023 and December 31, 2022, respectively, are not carried at fair value and does not include accrued interest expense, which are presented in Note 7 – Debt. For these instruments, carrying value generally approximates fair value and are classified as Level III.
The fair value of the commercial mortgage loans, held for investment is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The Company estimates the fair value of the collateralized loan obligations using external broker quotes. The fair value of the other financing and loan participation-commercial mortgage loans is generally estimated using a discounted cash flow analysis. As of March 31, 2023, the Mortgage note payable was recorded at transaction proceeds, which are considered to be the best initial estimate of fair value. The fair value of the unsecured debt is based on discounted cash flows using Company estimates for market yields on similarly structured debt instruments.
Note 14 - Derivative Instruments
The Company uses derivative instruments primarily to manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.
The following derivative instruments were outstanding as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023			December 31, 2022
		Fair Value			Fair Value
Contract type	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Credit default swaps	$18,000	$325	$92	$18,000	$234	$64
Interest rate swaps (1)	12,500	—	202	9,800	90	—
Treasury note futures	—	—	—	3,500	91	—
Total	$30,500	$325	$294	$31,300	$415	$64
The following table indicates the net realized and unrealized gains and losses on derivatives, by primary underlying risk exposure, as included in loss on derivative instruments in the consolidated statements of operations for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
Contract type	Unrealized (Gain)/Loss	Realized (Gain)/Loss	Unrealized (Gain)/Loss	Realized (Gain)/Loss
Credit default swaps	$(63)	$—	$99	$(104)
Interest rate swaps	291	—	4,740	(32,987)
Treasury note futures	92	(44)	124	(939)
Options	—	—	—	—
Total	$320	$(44)	$4,963	$(34,030)
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
March 31, 2023
(Unaudited)
Note 15 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's derivative instruments and repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of March 31, 2023 and December 31, 2022 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral (1)	Net Amount
March 31, 2023
Derivative instruments, at fair value	$325	$—	$325	$—	$—	$325
December 31, 2022
Derivative instruments, at fair value	$415	$—	$415	$—	$—	$415
_________________________________________________________
See notes below.

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral (1)	Net Amount
March 31, 2023
Repurchase agreements - commercial mortgage loans	$604,421	$—	$604,421	$604,421	$—	$—
Repurchase agreements - real estate securities	228,934	—	228,934	228,934	—	—
Derivative instruments, at fair value	294	—	294	—	294	—
December 31, 2022
Repurchase agreements - commercial mortgage loans	$680,859	$—	$680,859	$680,859	$—	$—
Repurchase agreements - real estate securities	440,008	—	440,008	440,008	—	—
Derivative instruments, at fair value	64	—	64	—	64	—
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited)
•The real estate owned business represents real estate acquired by the Company through foreclosure, deed in lieu of foreclosure, or purchase.
The following table represents the Company's operations by segment for the three months ended March 31, 2023 and March 31, 2022 (dollars in thousands):

Three Months Ended March 31, 2023	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$130,536	$125,949	$3,568	$322	$697
Revenue from real estate owned	3,312	—	—	—	3,312
Interest expense	71,075	66,958	3,446	216	455
Net income/(loss)	43,839	43,531	3,295	(3,314)	327
Total assets as of March 31, 2023	5,839,026	5,242,621	253,809	95,490	247,106
Three Months Ended March 31, 2022
Interest income	$75,258	$55,687	$18,885	$686	$—
Revenue from real estate owned	2,312	—	—	—	2,312
Interest expense	22,480	19,464	2,616	206	194
Net income/(loss)	(22,507)	22,092	(45,311)	(107)	819
Total assets as of December 31, 2022	6,203,601	5,444,152	474,231	63,307	221,911
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
Note 17 - Subsequent Events
Subsequent to the quarter ended March 31, 2023, the following events took place:
Williamsburg Hotel Bankruptcy Case - see Part II, Item 1 "Legal Proceedings" for details.
Loan Fraud Lawsuit - see Part II, Item 1 "Legal Proceedings" for details.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Franklin BSP Realty Trust, Inc. the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the "SEC") on March 16, 2023.
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
Our forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements, and thus our investors should not place undue reliance on these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors include:
•our business and investment strategy;
•our ability to make investments in a timely manner or on acceptable terms;
•the impact of national health crises;
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
•our ability to maintain our qualification as a real estate investment trust ("REIT"); and
•other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Book Value Per Share
The following table calculates our book value per share as of March 31, 2023 and December 31, 2022 ($ in thousands, except per share data):

	March 31, 2023	December 31, 2022
Stockholders' equity applicable to common stock	$1,310,919	$1,304,238

Shares:
Common stock	82,572,550	82,479,743
Restricted stock	791,421	513,041
Total outstanding	83,363,971	82,992,784
Book value per share	$15.73	$15.72
The following table calculates our fully-converted book value per share as of March 31, 2023 and December 31, 2022 ($ in thousands, except per share data):

	March 31, 2023	December 31, 2022
Stockholders' equity applicable to convertible common stock	$1,400,667	$1,398,986

Shares:
Common stock	82,572,550	82,479,743
Equity compensation awards (restricted stock and restricted stock units)	791,421	513,041
Series H convertible preferred stock	5,370,640	5,370,640
Series I convertible preferred stock	—	299,200
Total outstanding	88,734,611	88,662,624
Fully-converted book value per share (1) (2)	$15.78	$15.78
___________________________________________________________
(1) Fully-converted book value per share reflects full conversion of our series of our Series H and Series I preferred stock and vesting of our outstanding equity compensation awards.
(2) Excluding the amounts for accumulated depreciation and amortization of real property of $6.5 million and $5.2 million as of March 31, 2023 and December 31, 2022, respectively, would result in a fully-converted book value per share of $15.86 and $15.84 as of March 31, 2023 and December 31, 2022, respectively.

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
During the three months ended March 31, 2023, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Portfolio
As of March 31, 2023 and December 31, 2022, our portfolio consisted of 157 and 161 commercial mortgage loans, respectively, excluding commercial mortgage loans accounted for under the fair value option. The commercial mortgage loans, held for investment as of March 31, 2023 and December 31, 2022 had a total carrying value, net of allowance for credit losses, of $5,022.8 million and $5,228.9 million, respectively. As of March 31, 2023 and December 31, 2022, our total commercial mortgage loans, held for sale, measured at fair value, were comprised of two loans with total fair value of $15.9 million and two loans with total fair value of $15.6 million, respectively. As of March 31, 2023 and December 31, 2022 we had real estate securities, trading, measured at fair values of $133.7 million and $235.7 million, respectively, due to the Company's progress in selling down the ARM Agency Securities portfolio acquired from Capstead. As of March 31, 2023 and December 31, 2022, we had $112.3 million and $221.0 million, respectively, of real estate securities, available for sale, measured at fair value. As of March 31, 2023 and December 31, 2022, our real estate owned, held for investment portfolio was composed of 16 and 11 investments, respectively, with carrying values of $148.6 million and $127.8 million, respectively. As of March 31, 2023 and December 31, 2022, we had two properties classified as real estate owned, held for sale with a combined fair value of $35.2 million and $36.5 million, respectively.
As of March 31, 2023, we had two loans with a total amortized cost basis of $83.5 million designated as non-performing status. One loan is for a hotel property located in New York City, which was placed on non-accrual status in 2019 and had an amortized cost basis of $57.1 million as of March 31, 2023 and December 31, 2022. No specific allowance for credit losses has been recorded on the loan. The Company did not recognize any interest income on the non-accrual loan during the three months ended March 31, 2023. Subsequent to March 31, 2023, in April 2023, the Company received full principal repayment related to the New York City hotel property.
The second loan relates to a commercial mortgage loan with a fully funded outstanding principal balance of $38.4 million and an amortized costs basis of $26.4 million collateralized by a portfolio of retail properties in various locations throughout the United States. The loan has been assigned a risk rating of “5” and concurrently, the Company elected to apply a practical expedient for collateral dependent assets in which a specific allowance for credit loss was determined. The loan was evaluated in accordance with ASC 310 - Receivables and was determined to be a TDR. During the three months ended March 31, 2023 the Company recorded an additional $0.8 million to the specific allowance for credit losses and charged off the remaining $15.1 million specific allowance which directly reduced the amortized cost basis of the loan. The Company designated the loan as non-performing and placed the loan on cost recovery status during the second quarter of 2022. Upon designation, the Company ceased the recognition of interest income. Any contractual amounts received are accounted for under the cost-recovery method, until the loan qualifies for return to accrual status. As of December 31, 2022, the Company had $2.6 million in cost recovery proceeds. During the three months ended March 31, 2023, $0.6 million of additional cost recovery proceeds was received and $1.1 million was transferred to real estate owned in connection with the five properties foreclosed upon during the period. As of March 31, 2023 the Company had $2.1 million in cost recovery proceeds. Cost recovery proceeds directly reduce the amortized cost of the loan. As of December 31, 2022, the retail portfolio had a carrying value of $46.0 million net of a specific allowance for credit losses of $14.2 million. See "Part II, Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q for more information about this loan and related litigation. Future developments relating to these legal proceedings could have a material impact on our future results.
As of March 31, 2023 and December 31, 2022 our commercial mortgage loans, held for investment excluding commercial mortgage loans on non-performing status, had a weighted average coupon of 8.8% and 8.3%, and a weighted average remaining life of 1.2 years and 1.4 years, respectively.
As of March 31, 2023, the value of the Company’s residential ARM Agency Securities portfolio was $133.7 million, compared to $235.7 million as of December 31, 2022. The reduction in the value of this portfolio during the three months ended March 31, 2023, is due in part to (i) $7.5 million of principal paydowns and (ii) $95.5 million of sales and (iii) $3.0 million of trading gains related to principal paydowns, changes in market values, and sales of these securities.

The following charts summarize our commercial mortgage loans, held for investment, by coupon rate type, collateral type and geographical region as of March 31, 2023 and December 31, 2022:

Rate Type - March 31, 2023
1.6%
98.4%
Fixed
Floating

Rate Type - December 31, 2022
1.6%
98.4%
Fixed
Floating

Collateral Type - March 31, 2023
1.7%
1.5%
11.9%
2.5%
6.5%
75.9%
Multifamily
Hospitality
Retail
Office
Industrial
Other

Collateral Type - December 31, 2022

1.8%
2.3%
9.7%
2.4%
7.7%
76.1%
Multifamily
Hospitality
Retail
Office
Industrial
Other

Region - March 31, 2023

8.4%
3.2%
3.9%
34.2%
10.3%
40.0%
Southwest
Southeast
Mideast
Far West
Great Lakes
Various (1)

Region - December 31, 2022
3.6%
3.1%
4.4%
33.3%
13.4%
42.2%
Southwest
Southeast
Mideast
Far West
Great Lakes
Various (1)

An investments region classification is defined according to the below map based on the location of investments secured property.

The following charts show the par value by contractual maturity year for the commercial mortgage loans held for investments (excluding commercial mortgage loans in principal default) in our portfolio as of March 31, 2023 and December 31, 2022:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of March 31, 2023 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield (5)	Loan to Value (2)
Senior Debt 1	Hospitality	$4,813	1 month LIBOR + 4.00%	8.86%	77.0%
Senior Debt 2	Hospitality	57,075	1 month LIBOR + 5.19%	10.05%	51.8%
Senior Debt 3	Multifamily	34,530	1 month SOFR + 3.03%	7.83%	63.7%
Senior Debt 4	Multifamily	35,212	1 month SOFR + 4.50%	9.30%	83.6%
Senior Debt 5	Hospitality	22,036	1 month SOFR + 4.25%	9.05%	68.8%
Senior Debt 6	Office	18,620	1 month SOFR + 4.75%	9.55%	70.0%
Senior Debt 7	Office	43,786	1 month SOFR + 3.56%	8.36%	71.0%
Senior Debt 8	Hospitality	9,506	1 month SOFR + 5.57%	10.37%	68.7%
Senior Debt 9	Hospitality	19,293	1 month SOFR + 3.84%	8.64%	62.6%
Senior Debt 10	Hospitality	12,964	1 month SOFR + 3.02%	7.82%	56.4%
Senior Debt 11	Hospitality	4,974	1 month LIBOR + 4.25%	9.11%	47.7%
Senior Debt 12	Hospitality	31,450	1 month SOFR + 5.25%	10.05%	31.0%
Senior Debt 13	Office	15,104	1 month SOFR + 4.00%	8.80%	70.9%
Senior Debt 14	Office	25,802	1 month LIBOR + 4.35%	9.21%	64.9%
Senior Debt 15	Multifamily	10,761	1 month SOFR + 4.25%	9.05%	72.4%
Senior Debt 16 (6)	Office	32,439	1 month SOFR + 4.83%	9.64%	78.3%
Senior Debt 17	Manufactured Housing	1,323	5.50%	5.50%	62.8%
Senior Debt 18	Manufactured Housing	7,680	1 month LIBOR + 4.50%	9.36%	66.7%
Senior Debt 19	Self Storage	29,895	1 month LIBOR + 5.00%	9.86%	58.8%
Senior Debt 20	Multifamily	14,501	1 month SOFR + 4.83%	9.63%	70.0%
Senior Debt 21	Manufactured Housing	5,020	1 month LIBOR + 5.25%	10.11%	65.9%
Senior Debt 22	Office	18,103	1 month LIBOR + 4.50%	9.36%	47.9%
Senior Debt 23	Office	64,957	5.15%	5.15%	52.5%
Senior Debt 24	Office	35,000	1 month LIBOR + 5.21%	10.07%	66.0%
Senior Debt 25	Office	12,750	1 month LIBOR + 5.00%	9.86%	67.8%
Senior Debt 26	Multifamily	39,097	1 month LIBOR + 4.45%	9.31%	66.5%
Senior Debt 27	Multifamily	12,363	1 month LIBOR + 4.55%	9.41%	73.0%
Senior Debt 28	Multifamily	21,000	1 month LIBOR + 4.60%	9.46%	66.7%
Senior Debt 29	Office	11,113	1 month SOFR + 5.56%	10.36%	63.9%
Senior Debt 30	Office	44,058	1 month LIBOR + 3.95%	8.81%	53.9%
Senior Debt 31 (2)	Multifamily	16,694	1 month SOFR + 8.00%	12.80%	—%
Senior Debt 32	Hospitality	23,000	1 month LIBOR + 5.79%	10.65%	57.2%
Senior Debt 33	Multifamily	34,750	1 month SOFR + 4.10%	8.90%	78.2%
Senior Debt 34	Multifamily	12,325	1 month LIBOR + 4.50%	9.36%	83.3%
Senior Debt 35	Multifamily	5,575	1 month LIBOR + 4.50%	9.36%	83.6%
Senior Debt 36	Multifamily	55,000	1 month LIBOR + 3.00%	7.86%	71.6%
Senior Debt 37	Multifamily	14,465	1 month LIBOR + 3.39%	8.25%	70.6%
Senior Debt 38	Multifamily	8,898	1 month LIBOR + 3.80%	8.66%	69.9%
Senior Debt 39	Multifamily	18,653	1 month LIBOR + 6.25%	11.11%	67.0%
Senior Debt 40	Multifamily	19,536	1 month LIBOR + 3.60%	8.46%	70.8%
Senior Debt 41	Multifamily	43,096	1 month LIBOR + 2.95%	7.81%	71.6%
Senior Debt 42	Hospitality	25,700	1 month LIBOR + 5.60%	10.46%	61.0%
Senior Debt 43	Mixed Use	32,500	1 month LIBOR + 3.70%	8.56%	69.7%
Senior Debt 44	Multifamily	75,768	1 month LIBOR + 2.95%	7.81%	72.6%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield (5)	Loan to Value (2)
Senior Debt 45	Multifamily	20,960	1 month LIBOR + 3.35%	8.21%	67.7%
Senior Debt 46	Multifamily	30,231	1 month LIBOR + 2.95%	7.81%	70.4%
Senior Debt 47	Multifamily	35,466	1 month LIBOR + 2.95%	7.81%	71.7%
Senior Debt 48	Multifamily	33,588	1 month LIBOR + 2.95%	7.81%	72.2%
Senior Debt 49	Hospitality	25,771	1 month LIBOR + 9.00%	13.86%	74.2%
Senior Debt 50	Self Storage	15,000	1 month LIBOR + 4.26%	9.12%	74.6%
Senior Debt 51	Office	6,721	1 month LIBOR + 5.25%	10.11%	67.3%
Senior Debt 52 (2)	Multifamily	133,279	1 month LIBOR + 4.75%	9.61%	—%
Senior Debt 53	Multifamily	11,245	1 month LIBOR + 3.15%	8.01%	75.6%
Senior Debt 54	Hospitality	22,018	1 month LIBOR + 5.35%	10.21%	56.8%
Senior Debt 55	Hospitality	33,000	1 month LIBOR + 6.25%	11.11%	59.2%
Senior Debt 56 (2)	Multifamily	32,933	1 month LIBOR + 8.00%	12.86%	—%
Senior Debt 57	Multifamily	16,219	1 month LIBOR + 3.75%	8.61%	76.9%
Senior Debt 58	Multifamily	30,420	1 month LIBOR + 3.00%	7.86%	73.5%
Senior Debt 59	Multifamily	42,697	1 month LIBOR + 3.15%	8.01%	71.0%
Senior Debt 60	Multifamily	42,850	1 month LIBOR + 3.40%	8.26%	79.9%
Senior Debt 61	Multifamily	36,760	1 month LIBOR + 3.64%	8.50%	66.0%
Senior Debt 62	Multifamily	8,500	1 month LIBOR + 3.75%	8.61%	79.4%
Senior Debt 63	Multifamily	14,278	1 month LIBOR + 3.15%	8.01%	79.8%
Senior Debt 64	Multifamily	13,849	1 month LIBOR + 3.75%	8.61%	64.2%
Senior Debt 65	Multifamily	67,138	1 month LIBOR + 3.25%	8.11%	77.1%
Senior Debt 66	Multifamily	10,568	1 month LIBOR + 3.75%	8.61%	70.0%
Senior Debt 67	Multifamily	27,015	1 month LIBOR + 3.20%	8.06%	77.3%
Senior Debt 68	Hospitality	17,122	1 month LIBOR + 5.25%	10.11%	61.0%
Senior Debt 69	Hospitality	16,500	1 month LIBOR + 7.10%	11.96%	73.0%
Senior Debt 70	Multifamily	56,150	1 month LIBOR + 3.10%	7.96%	78.9%
Senior Debt 71	Multifamily	37,882	1 month LIBOR + 2.90%	7.76%	72.2%
Senior Debt 72	Multifamily	54,792	1 month LIBOR + 3.10%	7.96%	67.2%
Senior Debt 73	Multifamily	38,039	1 month LIBOR + 2.90%	7.76%	72.0%
Senior Debt 74	Multifamily	66,483	1 month LIBOR + 2.85%	7.71%	70.6%
Senior Debt 75	Multifamily	31,886	1 month LIBOR + 3.25%	8.11%	80.0%
Senior Debt 76	Multifamily	62,850	1 month LIBOR + 3.35%	8.21%	78.0%
Senior Debt 77	Multifamily	44,243	1 month LIBOR + 3.00%	7.86%	74.8%
Senior Debt 78	Multifamily	46,952	1 month LIBOR + 2.75%	7.61%	68.1%
Senior Debt 79	Multifamily	86,000	1 month SOFR + 3.24%	8.04%	60.0%
Senior Debt 80	Multifamily	30,164	1 month LIBOR + 2.90%	7.76%	74.2%
Senior Debt 81	Manufactured Housing	6,700	1 month LIBOR + 4.50%	9.36%	77.9%
Senior Debt 82	Multifamily	58,680	1 month LIBOR + 3.45%	8.31%	74.8%
Senior Debt 83	Multifamily	26,966	1 month LIBOR + 2.90%	7.76%	72.1%
Senior Debt 84	Multifamily	14,185	1 month LIBOR + 3.20%	8.06%	62.4%
Senior Debt 85	Multifamily	37,494	1 month LIBOR + 3.00%	7.86%	73.3%
Senior Debt 86	Multifamily	33,921	1 month LIBOR + 3.20%	8.06%	74.5%
Senior Debt 87	Multifamily	40,320	1 month LIBOR + 2.90%	7.76%	71.7%
Senior Debt 88	Multifamily	66,871	1 month LIBOR + 2.88%	7.74%	74.8%
Senior Debt 89	Multifamily	64,074	1 month LIBOR + 2.88%	7.74%	75.5%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield (5)	Loan to Value (2)
Senior Debt 90	Multifamily	16,909	1 month SOFR + 3.50%	8.30%	71.7%
Senior Debt 91	Multifamily	57,660	1 month LIBOR + 2.75%	7.61%	73.9%
Senior Debt 92	Multifamily	66,543	1 month SOFR + 6.03%	10.83%	74.7%
Senior Debt 93	Multifamily	22,240	1 month SOFR + 2.96%	7.76%	79.4%
Senior Debt 94	Multifamily	25,746	1 month SOFR + 2.96%	7.76%	72.9%
Senior Debt 95	Multifamily	31,678	1 month SOFR + 3.20%	8.00%	74.2%
Senior Debt 96	Multifamily	78,050	1 month SOFR + 3.45%	8.25%	78.8%
Senior Debt 97	Multifamily	81,247	1 month SOFR + 3.21%	8.01%	76.1%
Senior Debt 98	Multifamily	24,000	1 month SOFR + 3.10%	7.90%	72.7%
Senior Debt 99	Retail	31,000	1 month SOFR + 3.29%	8.09%	42.5%
Senior Debt 100	Multifamily	38,234	1 month SOFR + 3.55%	8.35%	66.2%
Senior Debt 101	Multifamily	23,198	1 month SOFR + 2.95%	7.75%	65.6%
Senior Debt 102	Multifamily	10,724	1 month SOFR + 3.30%	8.10%	75.7%
Senior Debt 103	Multifamily	47,444	1 month SOFR + 2.86%	7.66%	68.2%
Senior Debt 104	Multifamily	36,824	1 month SOFR + 2.86%	7.66%	69.7%
Senior Debt 105	Hospitality	10,493	1 month SOFR + 5.30%	10.10%	68.2%
Senior Debt 106	Retail	14,676	1 month SOFR + 4.95%	9.75%	63.3%
Senior Debt 107	Multifamily	82,000	1 month SOFR + 3.20%	8.00%	74.5%
Senior Debt 108	Industrial	55,000	1 month SOFR + 3.50%	8.30%	70.1%
Senior Debt 109	Multifamily	39,325	1 month SOFR + 3.10%	7.90%	74.1%
Senior Debt 110	Multifamily	35,119	1 month SOFR + 2.95%	7.75%	63.1%
Senior Debt 111	Mixed Use	18,968	1 month SOFR + 3.42%	8.22%	65.1%
Senior Debt 112	Multifamily	85,500	1 month SOFR + 3.15%	7.95%	69.6%
Senior Debt 113	Multifamily	31,282	1 month SOFR + 3.30%	8.10%	76.9%
Senior Debt 114 (2)	Hospitality	2,029	1 month SOFR + 7.05%	11.85%	—%
Senior Debt 115 (2) (4)	Multifamily	—	1 month SOFR + 6.75%	11.55%	—%
Senior Debt 116	Hospitality	43,457	1 month SOFR + 4.90%	9.70%	61.1%
Senior Debt 117	Hospitality	11,680	1 month SOFR + 5.22%	10.02%	57.7%
Senior Debt 118	Multifamily	7,286	1 month SOFR + 7.02%	11.82%	15.9%
Senior Debt 119	Multifamily	32,137	1 month SOFR + 6.05%	10.85%	62.4%
Senior Debt 120	Multifamily	56,616	1 month SOFR + 3.95%	8.75%	73.2%
Senior Debt 121	Multifamily	29,091	1 month SOFR + 4.00%	8.80%	70.9%
Senior Debt 122	Multifamily	52,396	1 month SOFR + 6.70%	11.50%	46.5%
Senior Debt 123	Multifamily	12,347	1 month SOFR + 3.55%	8.35%	67.7%
Senior Debt 124 (3)	Retail	38,426	1 month SOFR + 4.50%	9.30%	72.3%
Senior Debt 125	Industrial	23,050	1 month SOFR + 4.90%	9.70%	64.6%
Senior Debt 126	Multifamily	19,548	1 month SOFR + 3.50%	8.30%	64.5%
Senior Debt 127	Multifamily	17,600	1 month SOFR + 4.55%	9.35%	67.2%
Senior Debt 128	Multifamily	28,640	1 month SOFR + 3.65%	8.45%	71.0%
Senior Debt 129	Multifamily	17,330	1 month SOFR + 3.65%	8.45%	73.9%
Senior Debt 130	Multifamily	70,750	1 month SOFR + 3.80%	8.60%	77.9%
Senior Debt 131	Multifamily	82,408	1 month SOFR + 3.95%	8.75%	71.8%
Senior Debt 132	Multifamily	43,822	1 month SOFR + 3.95%	8.75%	75.9%
Senior Debt 133	Multifamily	56,694	1 month SOFR + 3.95%	8.75%	73.7%
Senior Debt 134	Multifamily	20,411	1 month SOFR + 3.95%	8.75%	75.1%

Loan Type	Property Type	Par Value	Interest Rate (1)	Effective Yield (5)	Loan to Value (2)
Senior Debt 135	Multifamily	136,657	1 month SOFR + 3.95%	8.75%	67.8%
Senior Debt 136	Multifamily	56,000	1 month SOFR + 3.80%	8.60%	73.8%
Senior Debt 137	Multifamily	11,675	1 month SOFR + 4.45%	9.25%	74.8%
Senior Debt 138	Multifamily	69,200	1 month SOFR + 3.45%	8.25%	71.6%
Senior Debt 139	Multifamily	92,923	1 month SOFR + 6.52%	7.57%	50.1%
Senior Debt 140	Hospitality	29,644	1 month SOFR + 6.94%	11.74%	71.2%
Senior Debt 115 (2) (4)	Multifamily	—	1 month SOFR + 6.31%	11.11%	—%
Senior Debt 142	Hospitality	13,525	1 month SOFR + 5.75%	10.55%	62.1%
Senior Debt 143	Manufactured Housing	10,550	1 month SOFR + 4.75%	9.55%	53.8%
Senior Debt 144	Multifamily	47,293	1 month SOFR + 4.20%	9.00%	70.1%
Senior Debt 145	Multifamily	51,000	1 month SOFR + 3.75%	8.55%	64.6%
Senior Debt 146	Multifamily	14,635	1 month SOFR + 4.25%	9.05%	68.1%
Senior Debt 147	Hospitality	28,300	1 month SOFR + 5.25%	10.05%	54.9%
Senior Debt 148 (4)	Hospitality	—	1 month SOFR + 7.50%	12.30%	6.2%
Senior Debt 149	Hospitality	120,000	1 month SOFR + 4.90%	9.70%	53.6%
Senior Debt 150	Hospitality	16,915	5.99%	5.99%	52.9%
Mezzanine Loan 1	Multifamily	3,000	1 month SOFR + 9.23%	14.03%	62.2%
Mezzanine Loan 2	Multifamily	10,000	1 month SOFR + 16.29%	21.09%	86.2%
Mezzanine Loan 3	Retail	3,000	1 month SOFR + 12.00%	16.80%	46.6%
Mezzanine Loan 4	Mixed Use	1,000	1 month SOFR + 11.00%	15.80%	68.5%
Mezzanine Loan 5 (4)	Hospitality	—	1 month SOFR + 10.00%	14.80%	6.2%
Mezzanine Loan 6	Hospitality	1,350	1 month SOFR + 9.25%	14.05%	64.6%
Mezzanine Loan 7 (4)	Multifamily	—	1 month SOFR + 4.50%	9.30%	58.2%
		$5,076,210		8.70%	66.1%
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
(4) Commitment on the loan was unfunded as of March 31, 2023.
(5) Effective yield is calculated as the spread of the loan plus the higher of any applicable index or index floor.
(6) Includes $7.4 million of amortized cost of mezzanine note as a result of a loan modification accounted for as a continuation of an existing loan for GAAP purposes. Interest Rate, Effective Yield, and Loan to Value are shown blended based on the weighted average principal balances of the senior and mezzanine notes.
The following table shows selected data from our commercial mortgage loans, held for sale, measured at fair value as of March 31, 2023 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate	Effective Yield	Loan to Value (1)
TRS Senior Debt 1	Retail	$12,000	7.05%	7.05%	43.48%
TRS Senior Debt 2	Office	3,625	6.35%	6.35%	51.42%
		$15,625		6.89%	45.32%
__________________________________________________________
(1) Loan to value percentage is from metrics at origination.

The following table shows selected data from our real estate owned, held for investment assets in our portfolio as of March 31, 2023 (dollars in thousands):

Type	Property Type	Carrying Value
Real Estate Owned 1	Industrial	$87,170
Real Estate Owned 2	Retail	61,454
		$148,624
The following table shows selected data from our real estate owned, held for sale assets in our portfolio as of March 31, 2023 (dollars in thousands):

Type	Property Type	Carrying Value
Real Estate Owned, held for sale	Various	$35,158
The following is a summary of the Company's RMBS, all of which were ARM Agency Securities, classified by collateral type and interest rate characteristics as of March 31, 2023 (dollars in thousands):

Type	Carrying Amount	Average Yield (1)
Agency Securities:
Fannie Mae/Freddie Mac ARMs	$133,705	2.71%
___________________________________________________________
(1) Average yield is presented for the period then ended and is based on the cash component of interest income expressed as a percentage on average cost basis (the “cash yield”).
The following table shows selected data from our real estate securities, CRE CLO bonds, measured at fair value as of March 31, 2023 (dollars in thousands):

Type	Par Value	Interest Rate	Effective Yield
CRE CLO bond 1	$40,000	1 month SOFR + 2.78%	7.5%
CRE CLO bond 2	25,000	1 month SOFR + 3.23%	7.9%
CRE CLO bond 3	28,340	1 month SOFR + 2.90%	7.6%
CRE CLO bond 4	5,885	1 month SOFR + 2.83%	7.5%
CRE CLO bond 5	14,382	1 month SOFR + 3.48%	8.1%
	$113,607

Results of Operations
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

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2023 and March 31, 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023			2022
	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)
Interest-earning assets:
Real estate debt	$5,127,298	$126,646	9.8%	$4,361,119	$55,687	5.1%
Real estate conduit	15,625	322	8.2%	92,071	686	3.0%
Real estate securities	280,233	3,568	5.1%	3,199,826	18,885	2.4%
Total	$5,423,156	$130,536	9.6%	$7,653,016	$75,258	3.9%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$671,580	$14,533	8.7%	$813,144	$7,605	3.7%
Other financing and loan participation - commercial mortgage loans	72,160	1,440	8.0%	38,344	376	3.9%
Repurchase Agreements - real estate securities	274,935	3,446	5.0%	3,100,157	1,391	0.2%
Collateralized loan obligations	3,110,153	49,537	6.4%	2,513,330	11,774	1.9%
Unsecured debt	98,708	2,119	8.6%	105,829	1,334	5.0%
Total	$4,227,536	$71,075	6.7%	$6,570,804	$22,480	1.4%
Net interest income/spread		$59,461	2.9%		$52,778	2.5%
Average leverage % (5)	78.0%			85.9%
Weighted average levered yield (6)			19.9%			19.5%
_________________________________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the three months ended March 31, 2023 and March 31, 2022, respectively.
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
Interest Income
Interest income for the three months ended March 31, 2023 and March 31, 2022 totaled $130.5 million and $75.3 million, respectively, an increase of $55.2 million. This was primarily due to an increase of $766.2 million in the average carrying value of our real estate debt and an approximate 440 basis point increase in daily average LIBOR/SOFR rates. As of March 31, 2023, our portfolio consisted of (i) 157 commercial mortgage loans, held for investment, (ii) two commercial mortgage loans, held for sale, measured at fair value, (iii) five real estate securities, available for sale, measured at fair value and (iv) RMBS investments. As of March 31, 2022, our portfolio consisted of 166 commercial mortgage loans, held for investment, nine commercial mortgage loans, held for sale, measured at fair value and RMBS securities.
Interest Expense
Interest expense for the three months ended March 31, 2023 and March 31, 2022 totaled $71.1 million and $22.5 million, respectively, an increase of $48.6 million. This was primarily due to an increase of $596.8 million in the average carrying value of our collateralized loan obligations and an approximate 440 basis point increase in daily average LIBOR/SOFR rates.

Revenue from Real Estate Owned
For the three months ended March 31, 2023 and March 31, 2022, our revenue from real estate owned, net was $3.3 million and $2.3 million, respectively. The $1.0 million increase was primarily the result of an additional retail properties brought on as real estate owned, held for investment.
Provision/(Benefit) for Credit losses
Our allowance for credit losses was $4.4 million during the three months ended March 31, 2023 compared to a benefit of $1.0 million during three months ended March 31, 2022. The following paragraphs set forth explanations for changes in the general and specific reserves for the three months ended March 31, 2023 and 2022.
For the three months ended March 31, 2023, the increase in general reserve of $3.5 million is primarily due to a more pessimistic view of the macroeconomic scenario utilized for the CECL model offset slightly by a decreased loan portfolio compared to the preceding period of December 31, 2022. Comparatively, for quarter ended March 31, 2022, the benefit in general reserve of $1.0 million was driven by a positive economic outlook comparatively to the prior period of December 31, 2021.
For the three months ended March 31, 2023, the increase in specific reserve of $0.8 million is due to higher capitalization rates on the assumed fair value of the Walgreens properties which was partially offset by the cost recovery proceeds received during the quarter. Comparatively, for the quarter ended March 31, 2022, there had been no specific reserve.
Realized (Gain)/Loss on Extinguishment of Debt
Realized gain on extinguishment for debt for the three months ended March 31, 2023 was $4.8 million primarily related to the redemption of $17.5 million of our $100 million par value unsecured debt at a price equal to 75% of par. For the quarter ended March 31, 2022, there were no redemptions.
Realized (Gain)/Loss on Sale of Available for Sale Trading Securities
Realized gain on sale of available for sale trading securities for the three months ended March 31, 2023 was $0.6 million due to the sale of four CRE CLO bonds. For the quarter ended March 31, 2022, there were no sales of available for sale trading securities.
Realized (Gain)/Loss on Sale of Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
There were no sales of commercial mortgage loans, held for sale, measured at fair value for three months ended March 31, 2023. Therefore, there was no realized gain. Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended March 31, 2022 of $1.9 million was related to the $75.9 million sale of a fixed-rate commercial real estate loan into the CMBS securitization market with proceeds on the sale of $77.8 million.
Unrealized (Gain)/Loss on Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Unrealized gain on commercial mortgage loans, held for sale, measured at fair value, at the TRS for the three months ended March 31, 2023 was $0.3 million compared to a loss of $0.9 million for the three months ended March 31, 2022. The $1.3 million increase is primarily resulting from the change in market values of these loans.
(Gain)/Loss on Other Real Estate Investments
Loss on other real estate investments for the three months ended March 31, 2023 and March 31, 2022 was $1.3 million and $29.0 thousand, respectively. The $1.3 million increased loss is a result of additional loss on our real estate owned, held for sale asset.
Trading (Gain)/Loss
Trading gain for the three months ended March 31, 2023 of $3.0 million was attributable to principal paydowns, changes in market values and gains on sales of ARM Agency Securities. This is compared to trading loss for the three months ended March 31, 2022 of $88.4 million attributable to principal paydowns, changes in market values and losses on sales of ARM Agency Securities.

Net Result from Derivative Transactions
Net result from derivative transactions for the three months ended March 31, 2023 of a $0.3 million loss is composed of a realized gain of $44.0 thousand offset by an unrealized loss of $0.3 million primarily due to the decreasing values on our interest rate swap portfolio. This is compared to a net gain on our derivative portfolio of $29.1 million composed of a realized gain of $34.0 million partially offset by an unrealized loss of $5.0 million for the three months ended March 31, 2022 primarily due to termination and settlement of our interest rate swap positions.
Provision/(Benefit) for Income Tax
Benefit for income tax for the three months ended March 31, 2023 was $0.7 million compared to $24.0 thousand for the three months ended March 31, 2022. The difference is due to change in taxable income/(loss) at our TRS.
Net (Income)/Loss Attributable to Non-controlling Interest
Net loss attributable to non-controlling interest in our consolidated joint ventures for the three months ended March 31, 2023 amounted to $9.0 thousand.
Preferred Share Dividends of Franklin BSP Realty Trust, Inc.
Preferred share dividends were $6.7 million for the three months ended March 31, 2023, compared to $21.0 million for the prior year's quarter, a decrease of $14.3 million. The decrease is primarily due to the automatic conversion into Common Stock of the Company's Series F Convertible Preferred Stock in April 2022, Series C Convertible Preferred Stock in October 2022 and Series I Convertible Preferred Stock in January 2023 (see Note 12 - Share-based Compensation).
Expenses from operations
Expenses from operations for the three months ended March 31, 2023 and 2022 consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Asset management and subordinated performance fee	$8,085	$6,745
Administrative services expenses	4,029	3,353
Acquisition expenses	378	315
Professional fees	4,814	6,159
Share-based compensation expense	1,022	500
Depreciation and amortization	1,805	1,295
Other expenses	2,166	1,762
Total expenses from operations	$22,299	$20,129
The increase in our operating expenses was primarily related to (i) an increase in asset management and subordinated performance fees due to incentive fees incurred for the quarter ended March 31, 2023 of $1.9 million, (ii) an increase in shared-based compensation expense of $0.4 million due to the equity awards issued under the Company's 2021 Incentive Plan during the quarter ended March 31, 2023, and partially offset by (iii) a decrease in professional fees is primarily related to the reduction in legal costs associated with our recovery efforts related to a hotel asset and the Walgreens properties.
Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended December 31, 2022
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2023 and December 31, 2022 (dollars in thousands):

	Three Months Ended
	March 31, 2023			December 31, 2022
	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)
Interest-earning assets:
Real estate debt	$5,127,298	$126,646	9.8%	$5,261,204	$110,961	8.4%
Real estate conduit	15,625	322	8.2%	46,858	2,363	20.2%
Real estate securities	280,233	3,568	5.1%	407,699	4,779	4.7%
Total	$5,423,156	$130,536	9.6%	$5,715,761	$118,103	8.3%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$671,580	$14,533	8.7%	$729,330	$14,120	7.7%
Other financing and loan participation - commercial mortgage loans	72,160	1,440	8.0%	59,508	310	2.1%
Repurchase Agreements - real estate securities	274,935	3,446	5.0%	394,491	4,350	4.4%
Collateralized loan obligations	3,110,153	49,537	6.4%	3,180,163	43,485	5.5%
Unsecured debt	98,708	2,119	8.6%	98,683	1,999	8.1%
Total	$4,227,536	$71,075	6.7%	$4,462,175	$64,264	5.8%
Net interest income/spread		$59,461	2.9%		$53,839	2.5%
Average leverage % (5)	78.0%			78.1%
Weighted average levered yield (6)			19.9%			17.2%
_________________________________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the three months ended March 31, 2023 and December 31, 2022, respectively.
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
Interest Income
Interest income for the three months ended March 31, 2023 and December 31, 2022 totaled $130.5 million and $118.1 million, respectively, an increase of $12.4 million. This was primarily due to an approximate 83 basis point increase in average LIBOR/SOFR rates which was partially offset by a decrease of $133.9 million in the average carrying value of our real estate debt. As of March 31, 2023, our portfolio consisted of (i) 157 commercial mortgage loans, held for investment, (ii) two commercial mortgage loans, held for sale, (iii) five real estate securities, available for sale, measured at fair value and (iv) RMBS investments.
Interest Expense
Interest expense for the three months ended March 31, 2023 and December 31, 2022 totaled $71.1 million and $64.3 million, respectively, an increase of $6.8 million. This was primarily due to an approximate 83 basis point increase in average LIBOR/SOFR rates which was partially offset by a decrease of $127.8 million in the average carrying balance of our repurchase agreements - commercial mortgage loans and collateralized loan obligations. In addition, interest expense on our repurchase agreements on real estate securities decreased. This is due to a decrease of $119.6 million in the average carrying value due to sales of securities within the ARM Agency Securities portfolio totaling $235.7 million in principal balance during the three months ended December 31, 2022 offset by a 174 basis point increase in average borrowing rates on the ARM Agency Securities portfolio.
Revenue from Real Estate Owned
For the three months ended March 31, 2023 and December 31, 2022, our revenue from real estate owned, net was $3.3 million and $2.7 million, respectively. The $0.6 million increase was primarily the result of the retail properties brought on as real estate owned, held for investment.

Provision/(Benefit) for Credit losses
Our allowance for credit losses was $4.4 million during the three months ended March 31, 2023 compared to an increase of $5.1 million during the three months ended December 31, 2022. The following paragraphs set forth explanations for changes in the general and specific reserves for the three months ended March 31, 2023 and December 31, 2022.
For the three months ended March 31, 2023 and December 31, 2022, the increase in general reserve of $3.5 million and $7.5 million, respectively, is primarily due to a more pessimistic view of the macroeconomic scenario utilized for the CECL model offset slightly by a decreased loan portfolio.
For the three months ended March 31, 2023, the increase in specific reserve of $0.8 million is due to higher capitalization rates on the assumed fair value of the Walgreens properties which was partially offset by the cost recovery proceeds received during the quarter. Comparatively, for the quarter ended December 31, 2022, the $2.3 million reversal of the specific provision for credit losses was primarily due to cost recovery proceeds related to the Walgreens properties.
Realized (Gain)/Loss on Extinguishment of Debt
Realized gain on extinguishment for debt for the three months ended March 31, 2023 and December 31, 2022 was $4.8 million and $15.0 thousand. The $4.8 million for the three months ended March 31, 2023 was primarily the result of the redemption of $17.5 million of our $100 million par value unsecured debt at a price equal to 75% par. For the quarter ended December 31, 2022, there were no redemptions.
Realized (Gain)/Loss on Sale of Available for Sale Trading Securities
Realized gain on sale of available for sale trading securities for the three months ended March 31, 2023 of $0.6 million was primarily due to the sale of four CRE CLO bonds. For the quarter ended December 31, 2022, there were no sales of available for sale trading securities.
Realized (Gain)/Loss on Sale of Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
There were no sales of commercial mortgage loans, held for sale, measured at fair value for three months ended March 31, 2023. Therefore, there was no realized gain. Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended December 31, 2022 of $2.5 million was related to the $52.5 million sale of a fixed-rate commercial real estate loan into the CMBS securitization market with proceeds on the sale of $50.0 million.
Unrealized (Gain)/Loss on Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Unrealized gain on commercial mortgage loans, held for sale, measured at fair value, at the TRS for the three months ended March 31, 2023 was $0.3 million compared to $3.2 million for the three months ended December 31, 2022. The $2.9 million decrease is primarily resulting from the reversal of unrealized gain/loss on sale of a fixed-rate commercial real estate loan into the CMBS securitization market.
(Gain)/Loss on Other Real Estate Investments
Loss on other real estate investments for the three months ended March 31, 2023 of $1.3 million compared to $0.7 million for the three months ended December 31, 2022, an increase in loss of $0.6 million related to our real estate owned, held for sale property.
Trading (Gain)/Loss
Trading gain for the three months ended March 31, 2023 was $3.0 million attributable to principal paydowns, changes in market values and gains on sales of ARM Agency Securities. This is compared to a trading loss of $5.5 million for the three months ended December 31, 2022 attributable to principal paydowns, changes in market values on ARM Agency Securities.

Net Result from Derivative Transactions
Net result from derivative transactions for the three months ended March 31, 2023 of a $0.3 million loss is composed of a realized gain of $44.0 thousand offset by an unrealized loss of $0.3 million primarily due to termination and settlement of our interest rate swap positions throughout the quarter. This is compared to a net result on our derivative portfolio of a $0.6 million loss composed of an unrealized loss of $3.0 million partially offset by a realized gain of $2.4 million for the three months ended December 31, 2022 primarily due to termination and settlement of our interest rate swap positions despite increasing values on our interest rate swap portfolio.
Provision/(Benefit) for Income Tax
Benefit for income tax for the three months ended March 31, 2023 was $0.7 million compared to a benefit for income tax of $0.7 million for the three months ended December 31, 2022.
Net (Income)/Loss Attributable to Non-controlling Interest
Net loss attributable to non-controlling interest in our consolidated joint ventures for the three months ended March 31, 2023 amounted to $9.0 thousand compared to $0.2 million for the three months ended December 31, 2022.
Preferred Share Dividends of Franklin BSP Realty Trust, Inc.
Preferred share dividends were $6.7 million for the three months ended March 31, 2023 compared to $6.9 million for the three months ended December 31, 2022.
Expenses from Operations
Expenses from operations for the three months ended March 31, 2023 and December 31, 2022 consisted of the following (dollars in thousands):

	Three Months Ended
	March 31, 2023	December 31, 2022
Asset management and subordinated performance fee	$8,085	$6,381
Administrative services expenses	4,029	3,526
Acquisition expenses	378	364
Professional fees	4,814	4,278
Share-based compensation expense	1,022	669
Depreciation and amortization	1,805	1,522
Other expenses	2,166	1,723
Total expenses from operations	$22,299	$18,463
The increase in our operating expenses was primarily related to an increase in asset management and subordinated performance fees due to incentive fees incurred for the quarter ended March 31, 2023 of $1.9 million coupled with the increase in shared-based compensation expense of $0.4 million due to the equity awards issued under the Company's 2021 Incentive Plan during the quarter ended March 31, 2023.
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
Collateralized Loan Obligations
During the three months ended March 31, 2023, the Company raised no capital through and issuances. Additionally, as of March 31, 2023, the Company had $15.1 million of reinvestment capital available across all outstanding collateralized loan obligations.

CLO Name	Debt Amount	Reinvestment End Date
BSPRT 2019 FL5	$141 million	Ended
BSPRT 2021 FL6	$585 million	9/15/23
BSPRT 2021 FL7	$722 million	12/15/23
BSPRT 2022 FL8	$960 million	2/15/24
BSPRT 2022 FL9	$671 million	7/15/24

Repurchase Agreements, Commercial Mortgage Loans
The Company has entered into repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), Barclays Bank PLC (the "Barclays Revolver Facility" and the "Barclays Repo Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Atlas SP Partners (the "Atlas Repo Facility" and together with JPM Repo Facility, WF Repo Facility, Barclays Revolver Facility, and Barclays Repo Facility, collectively, the "Repo Facilities").
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

The details of our Repo Facilities as of March 31, 2023 and December 31, 2022 are as follows (dollars in thousands):

As of March 31, 2023
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility (2)	$500,000	$261,741	$5,608	7.95%	10/6/2024
Atlas Repo Facility (3)	600,000	71,896	2,115	7.42%	3/15/2024
WF Repo Facility (4)	500,000	100,846	2,239	7.68%	11/21/2023
Barclays Revolver Facility (5)	250,000	—	215	N/A	9/20/2023
Barclays Repo Facility (6)	500,000	169,938	3,528	7.23%	3/14/2025
Total	$2,350,000	$604,421	$13,705
________________________________________________________
(1) For the three months ended March 31, 2023. Includes amortization of deferred financing costs.
(2) With one-year extension option available at the Company's discretion. On July 7, 2022, the committed financing was increased from $400 million to $500 million. Additionally, on December 12, 2022, the Company extended the maturity date to October 6, 2024.
(3) On July 12, 2022, the committed financing was increased from $300 million to $600 million. Additionally, on March 17, 2023, the maturity date was extended to March 15, 2024. During the first quarter of 2023, this repurchase facility was transferred from Credit Suisse to the new company, Atlas SP Partners, which has acquired these assets.
(4) On May 12, 2022, the committed financing amount was increased from $450 million to $500 million. There are three more one-year extension options available at the Company's discretion.
(5) The Company may increase the total commitment amount by an amount between $100 million and $150 million for three month intervals, on an unlimited basis prior to maturity. Subsequent to quarter end, on April 24, 2023, the Company extended the maturity date to September 20, 2024.
(6) There are two one-year extension options available at the Company's discretion.

As of December 31, 2022
Repurchase Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility	$500,000	$275,423	$11,773	7.42%	10/6/2024
Credit Suisse Repo Facility	600,000	168,046	8,676	7.12%	10/31/2023
WF Repo Facility	500,000	79,807	7,492	7.11%	11/21/2023
Barclays Revolver Facility	250,000	—	1,267	N/A	9/20/2023
Barclays Repo Facility	500,000	157,583	8,997	6.75%	3/14/2025
Total	$2,350,000	$680,859	$38,205
________________________________________________________
(1) For the year ended December 31, 2022. Includes amortization of deferred financing costs.
Other financing and loan participation - Commercial Mortgage Loans
On March 23, 2020, the Company transferred $15.2 million of its interest in a term loan to a regional bank via a participation agreement. Since inception, the Company's outstanding loan increased as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The Company incurred $1.0 million and $0.2 million of interest expense on the regional bank term loan as of March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022 the outstanding participation balance was $58.7 million and $59.2 million, respectively. The loan accrued interest at an annual rate of one-month LIBOR +2.20% and matures on June 9, 2023.

On February 10, 2022, the Company transferred $38.0 million of its interest in a term loan to a regional bank via a participation agreement. Since inception, the Company's outstanding loan could increase as a result of future fundings, which could lead to an increase in amount outstanding via the participation agreement. The Company incurred $0.6 million and $5.0 thousand of interest expense on the regional bank term loan for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, the outstanding participation balance was $20.4 million and $17.1 million, respectively. The loan accrued interest at an annual rate of one-month SOFR + 4.01% and matures on May 1, 2025.
Mortgage Note Payable
On September 17, 2021, the Company, in connection with the consolidating joint venture (as discussed in Note 5 - Real Estate Owned), originated a $112.7 million mortgage note payable, of which $88.7 million is eliminated in our consolidated financial statements (see Note 5 - Real Estate Owned). As of March 31, 2023 and December 31, 2022, the remaining outstanding mortgage note payable of $24.0 million is included in the consolidated balance sheet. As of March 31, 2023, the loan accrued interest at an annual rate of Libor + 3.0%, of which the interest accrued on the $88.7 million is eliminated in our consolidated financial statements and matures on October 9, 2024.
Unsecured Debt
As of March 31, 2023, the Company held 30-year junior subordinated notes issued in 2005 and 2006 and maturing in 2035 and 2036, respectively, with a total face amount of $82.5 million. Note balances net of deferred issuance costs, and related weighted average interest rates as of the indicated dates (calculated including issuance cost amortization) were as follows (dollars in thousands):

	As of March 31, 2023		As of December 31, 2022
	Borrowings Outstanding	Weighted Average Rate	Borrowings Outstanding	Weighted Average Rate
Junior subordinated notes maturing in:
October 2035 ($17,500 face amount)	$17,018	8.88%	$34,508	8.25%
December 2035 ($40,000 face amount)	39,522	8.48%	39,513	8.39%
September 2036 ($25,000 face amount)	24,680	8.48%	24,674	8.39%
	$81,220	8.56%	$98,695	8.34%
The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option. During the three months ended March 31, 2023 the Company recognized a realized gain on extinguishment of debt in the amount of $4.4 million as a result of the redemption of $17.5 million par value unsecured debt at a price equal to 75% par. Interest paid on unsecured debt, including related derivative cash flows, totaled $2.3 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively.
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

Below is a summary of the Company's MRAs as of March 31, 2023 and December 31, 2022 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of March 31, 2023
JP Morgan Securities LLC	$62,980	$1,091	$69,985	5.80%	17
Barclays Capital Inc.	44,954	622	56,819	5.84%	13
Total/Weighted Average	$107,934	$1,713	$126,804	5.82%	15

As of December 31, 2022
JP Morgan Securities LLC	$103,513	$1,281	$120,751	5.34%	22
Barclays Capital Inc.	119,351	1,646	144,778	5.18%	50
Total/Weighted Average	$222,864	$2,927	$265,529	5.25%	37
________________________________________________________
(1) Includes $42.6 million and $67.1 million of CLO notes, held by the Company, which is eliminated within the Real estate securities, trading, at fair value line of the consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.
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

Repurchase agreements (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

	Amount Outstanding	Accrued Interest Receivable	Collateral Carrying Amount	Weighted Average Borrowing Rates
As of March 31, 2023
Repurchase arrangements secured by Agency securities with maturities of 30 days or less	$121,000	$371	$126,749	4.81%

As of December 31, 2022
Repurchase arrangements secured by Agency securities with maturities of 30 days or less	$172,144	$544	$180,400	4.25%
Repurchase arrangements secured by Agency securities with maturities of 31 to 90 days	45,000	114	47,210	4.51%
	$217,144	$658	$227,610	4.30%
Average repurchase agreements outstanding were $149.4 million and $220.1 million during the three months ended March 31, 2023 and December 31, 2022, respectively. Average repurchase agreements outstanding differed from respective period-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff and asset sales. Interest paid on repurchase agreements, including related derivative payments, totaled $2.0 million and $1.26 million during the three months ended March 31, 2023 and 2022, respectively.
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
To help mitigate exposure to rising short-term interest rates, the Company may economically hedge the portfolio of repurchase agreements using derivatives supplemented with longer-maturity repurchase agreements when available at attractive rates and terms. As of March 31, 2023, the Company did not hold any derivative positions related to the trading securities.

The following tables summarize our Repurchase Agreements, Commercial Mortgage Loans and our MRAs for the three months ended March 31, 2023, 2022, and 2021, respectively:

	As of March 31, 2023
	Amount Outstanding	Average Outstanding Balance
	Q1	Q1
Repurchase Agreements, Commercial Mortgage Loans	$604,421	$725,300
Repurchase Agreements, Real Estate Securities	$107,934	$217,389
Repurchase Agreements, Real Estate Securities held as trading	$121,000	$149,387

	As of March 31, 2022
	Amount Outstanding	Average Outstanding Balance
	Q1	Q1
Repurchase Agreements, Commercial Mortgage Loans	$522,890	$813,144
Repurchase Agreements, Real Estate Securities	$54,610	$44,744
Repurchase Agreements, Real Estate Securities held as trading	1,659,931	3,055,413
The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the three months ended March 31, 2023, the maximum average outstanding balance was $1.1 billion, of which $0.7 billion was related to repurchase agreements on our commercial mortgage loans and $0.4 billion for repurchase agreements on our real estate securities.
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
Dividends payable on each share of Series H Preferred Stock is generally equal to the quarterly dividend that would have been paid had such share of preferred stock been converted to a share of common stock, except to the extent common stock dividends have been reduced below certain specified levels. To the extent dividends on shares of preferred stock are not authorized and declared by our board of directors and paid by the Company monthly, the dividend amounts will accrue.
Holders of shares of the Series E Preferred Stock are entitled to receive, when, as and if authorized by our board of directors and declared by the Company, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 7.50% of the $25.00 per share liquidation preference per annum (equivalent to $1.875 per annum per share).
In March 2023, the Company's board of directors declared the following: (i) a first quarter 2023 dividend of $0.355 per share on the Company's common stock (equivalent to $1.42 per annum), (ii) a first quarter 2023 dividend of $106.22 per share on the Company’s Series H Preferred Stock, and (iii) a first quarter 2023 dividend of $0.46875 per share on the Company’s Series E Preferred Stock, all of which were paid in April 2023 to holders of record on March 31, 2023.

The below table shows the distributions paid on shares outstanding of common stock during the three months ended March 31, 2023 and March 31, 2022 (dollars in thousands):

	Three months ended March 31, 2023
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 10, 2023	$29,462	$—

	Three Months Ended March 31, 2022
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 7, 2022	$12,435	$91
Cash Flows
Cash Flows for the Three months ended March 31, 2023
Net cash provided by operating activities for the three months ended March 31, 2023 was $33.3 million. Cash inflows were primarily driven by net income of $43.8 million, offset by certain non-cash income.
Net cash provided by investing activities for the three months ended March 31, 2023 was $422.8 million. Cash inflows were primarily driven by the sale of real estate securities, trading, at fair value of $97.5 million, sale of real estate securities, available for sale, measured at fair value of $127.7 million, principal repayments on commercial mortgage loans, held for investment of $406.2 million and principal collateral received on mortgage investments of $7.3 million. Inflows were offset by proceeds for originations and purchases of $195.6 million of commercial mortgage loans, held for investment and $20.3 million for the purchase of real estate securities.
Net cash used in financing activities for the three months ended March 31, 2023 was $409.3 million. Cash outflows were primarily driven by (i) our net repayments on CMBS MRAs of $211.1 million, (ii) net repayments from borrowings on repurchase agreements - commercial mortgage loans of $76.4 million, (iii) net repayments from borrowings on unsecured debt of $13.4 million, (iv) net repayments from borrowings on collateralized loan obligations of $69.0 million and (v) the $36.3 million used for cash distributions to stockholders.
Cash Flows for the Three months ended March 31, 2022
Net cash used in operating activities for the three months ended March 31, 2022 was $32.3 million. Cash outflows were primarily driven by net loss of $22.5 million, coupled with net outflows of $74.2 million related to originations of and proceeds from sales of commercial mortgage loans, measured at fair value and realized gains of $34.4 million on swap terminations. This is partially offset by $88.4 million related to trading losses on real estate securities.
Net cash provided by investing activities for the three months ended March 31, 2022 was $2,262.9 million. Cash inflows were primarily driven by proceeds from the sale of available for sale trading securities of $2,190.1 million, principal repayments on commercial mortgage loans, held for investment of $330.1 million and $376.9 million in principal collateral received on mortgage investments. Inflows were offset by proceeds for origination and purchase of $636.5 million of commercial mortgage loans, held for investment.
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

Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of March 31, 2023 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$45,889	$435,917	$9,452	$—	$491,258
Repurchase agreements - commercial mortgage loans	100,846	503,575	—	—	604,421
Repurchase agreements - real estate securities	234,683	—	—	—	234,683
CLOs (2)	—	—	—	3,078,294	3,078,294
Mortgage Note Payable	—	—	—	23.998	23.998
Unsecured debt	—	—	—	81,220	81,220
Other financing and loan participation - commercial mortgage loans	58,692	—	20,429	—	79,121
Total	$440,110	$939,492	$29,881	$3,159,538	$4,569,021
________________________________________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $461.6 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligations line of the consolidated balance sheet as of March 31, 2023.
In addition to its cash requirements, the Company pays a quarterly dividend and has an existing share repurchase authorization. As of March 31, 2023, the Company’s quarterly cash dividend was $0.355 per share of common stock (which was paid on an as-converted basis on the Company’s shares of Series H convertible preferred stock ("Series H Preferred Stock") and Series I convertible preferred stock ("Series I Preferred Stock"), and $0.46875 per share on the Company’s shares of 7.50% Series E Cumulative Redeemable Preferred Stock ("Series E Preferred Stock"). The payment of future dividends is subject to declaration by the board of directors. The Company’s board of directors also has authorized a $65.0 million share repurchase program, of which $44.8 million remained available as of March 31, 2023. The authorization does not obligate the Company to acquire any specific number of shares.
Related Party Arrangements
Refer to “Note 11 - Related Party Transactions and Arrangements” for a summary of the Company’s related party arrangements.
Non-GAAP Financial Measures
Distributable Earnings and Run-Rate Distributable Earnings
Distributable Earnings is a non-GAAP measure, which the Company defines as GAAP net income (loss), adjusted for (i) non-cash CLO amortization acceleration and amortization over the expected useful life of the Company's CLOs, (ii) unrealized gains and losses on loans, derivatives and ARMs, including CECL reserves and impairments, (iii) non-cash equity compensation expense, (iv) depreciation and amortization, (v) non-cash subordinated performance fee accruals, (vi) loan workout charges, (vii) realized gains and losses on debt extinguishment, (viii) certain other non-cash items, and (ix) impairments of acquisition assets related to the Capstead merger. Further, Run-Rate Distributable Earnings, a non-GAAP measure, presents Distributable Earnings before trading and derivative gain/loss on ARMs.

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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Run-Rate Distributable Earnings as of March 31, 2023 and March 31, 2022 (amounts in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
GAAP Net Income (Loss)	$43,839	$(22,507)
Adjustments:
CLO amortization acceleration (1)	(1,468)	(977)
Unrealized (gain)/loss on financial instruments (2)	1,312	5,898
Unrealized (gain)/loss - ARMs	(734)	27,462
Subordinate performance fee	(594)	—
Non-Cash Compensation Expense	1,022	—
Depreciation and amortization	1,805	1,295
Increase/(decrease) in provision for credit losses	4,360	(955)
Loan workout charges (3)	—	1,900
Realized gain on debt extinguishment	(4,767)	—
Realized trading and derivatives (gain)/loss on ARMs	(2,234)	28,029
Run Rate Distributable Earnings (4)	$42,541	$40,145
Realized trading and derivatives gain/(loss) on ARMs	2,234	(28,029)
Distributable Earnings	$44,775	$12,116
7.5% Cumulative Redeemable Preferred Stock, Series E Dividend	4,842	4,842
Noncontrolling interests in joint ventures net income/(loss)	9	—
Depreciation and amortization attributed to noncontrolling interests of joint ventures	360	—
Distributable Earnings to Common	$39,564	$7,274
Average Common Stock & Common Stock Equivalents	1,422,565	1,519,569
GAAP Net Income (Loss) ROE	11.0%	(7.2)%
Run-Rate Distributable Earnings ROE	10.5%	9.3%
Distributable Earnings ROE	11.1%	1.9%
GAAP Net Income/(Loss) Per Share, Diluted	$0.44	$(0.99)
GAAP Net Income/(Loss) Per Share, Fully Converted (5)	$0.44	$(0.30)
Run-Rate Distributable Earnings Per Share, Fully Converted (5)	$0.42	$0.39
Distributable Earnings Per Share, Fully Converted (5)	$0.44	$0.08
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
(5) Fully Converted assumes conversion of our series of convertible preferred stock and full vesting of our outstanding equity compensation awards.

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
Market Risk
As a result of the closing of the Capstead merger on October 19, 2021 we hold ARM Agency securities. Changes in the level of interest rates and spreads can significantly impact the value of these assets. We may utilize a variety of financial instruments in order to limit the adverse effects of interest rates on our results. Since the closing of the merger, we have made significant strides in unwinding our ARMs portfolio and expect to reduce this portfolio and thereby further mitigate our market risk.
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
As of March 31, 2023 and December 31, 2022, our portfolio included 154 and 157 variable rate investments, respectively, based on LIBOR and SOFR (or "indexing rates") for various terms. Borrowings under our financing arrangements are also based on LIBOR and SOFR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant, and no actions were taken to alter our existing interest rate sensitivity. The changes in the portfolio for each basis points increase/decrease is a change from the base scenario.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	March 31, 2023	December 31, 2022
(-) 25 Basis Points	(1.54)%	(1.78)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	3.03%	3.49%
(+) 100 Basis Points	6.06%	6.98%
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
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of the end of such period, that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
Please refer to “Litigation and Regulatory Proceedings” in “Note 10 - Commitments and Contingencies” to the consolidated financial statements included in this report. The Company believes that these proceedings, individually or in the aggregate, will not have a material impact on the Company’s financial condition, operating results or cash flows.
Loan Fraud Lawsuit
The Company originated a loan in April 2022 secured by a portfolio of 24 properties net leased to Walgreens (the “Collateral Properties”). As more particularly described under Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2022, due to the sponsor’s fraud and default under the loan, the Company commenced foreclosure on the Collateral Properties in 2022. To date, the Company has completed foreclosure or received grant deeds from the borrower on all 24 of the Collateral Properties. Note that the collectability, if any, of amounts of legal judgments we have achieved to date and that we may achieve in the future is not currently determinable.
Williamsburg Hotel Bankruptcy Case
The sale of the Williamsburg Hotel, the Company’s Brooklyn hotel asset, by a trustee appointed by the United States Bankruptcy Court for the Southern District of New York, was completed on April 18, 2023, pursuant to the Chapter 11 plan in In re 96 Wythe Acquisition LLC, Case No. 21-22108. The purchaser of the hotel was selected after a multi-month marketing process.  The sale closed for a total sale price of $96 million, comprising cash and new indebtedness. As a result of the sale, the Company has recovered the full principal amount of its loan (equal to the carrying cost of the loan as of December 31, 2022) and approximately $20 million of additional proceeds after the payment of all related closing expenses. The Company may elect to pursue additional remedies available under the loan documents.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes from these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company’s board of directors has authorized a $65 million share repurchase program that permits share repurchases at prices below the most recently reported book value per share as determined in accordance with GAAP. Purchases made under the Company’s program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any purchases by the Company are determined by the Company in its reasonable business judgment and consistent with the exercise of its legal duties and are subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Company's share repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company’s share repurchase program will remain open until at least December 31, 2023 or until the capital committed to the repurchase program has been exhausted, whichever is sooner. Repurchases under the share repurchase program may be suspended from time to time at the Company’s discretion without prior notice.

The following table sets forth purchases of the Company's common stock under the share purchase programs for the quarter ended March 31, 2023:

	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
January 1, 2023 - January 31, 2023	—	$—	—	$—
February 1, 2023 - February 28, 2023	—	—	—	—
March 1, 2023 - March 31, 2023	313,411	11.70	313,411	44,754,508
Total	313,411	$11.70	313,411	$44,754,508
_______________________
(1) All of the purchases listed in the table above were made in the open market under the Company's share purchase program announced on July 26, 2021, including under a Rule 10b5-1 plan adopted by the Company.
(2) The average price paid per share represents the average of the gross purchase price per share, inclusive of any broker’s fees or commissions.
Subsequent to March 31, 2023, the Company repurchased 363,422 additional shares of common stock at an average price of $12.35, inclusive of any broker's fees or commissions, for an aggregate of $4.5 million. As of April 28, 2023, $40.3 million remains available under the Company’s share repurchase program.
Unregistered Sales of Equity Securities
None.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
Amendment No. 1 to Articles Supplementary of Franklin BSP Realty Trust, Inc., effective January 19, 2023, relating to Series H Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 20, 2023).

3.2	Amended and Restated Bylaws of Franklin BSP Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 16, 2022).
10.1*†	Form of Director Restricted Stock Award Agreement under Franklin BSP Realty Trust, Inc. 2021 Equity Incentive Plan.
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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Benefit Street Partners Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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

Franklin BSP Realty Trust, Inc.
May 3, 2023	By	/s/ Richard J. Byrne
Name: Richard J. Byrne
Title: Chief Executive Officer and President
(Principal Executive Officer)

May 3, 2023	By	/s/ Jerome S. Baglien
Name: Jerome S. Baglien
Title: Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)