Form 10-Q
period 2023-06-30
Franklin BSP Realty Trust, Inc.
filed 2023-07-31
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2023
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of July 26, 2023 was 82,210,624.

FRANKLIN BSP REALTY TRUST, INC.

i

PART I. Item 1. Consolidated Financial Statements and Notes (unaudited)
FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$224,696	$179,314
Restricted cash	7,444	11,173
Commercial mortgage loans, held for investment, net of allowance for credit losses of $38,932 and $40,848 as of June 30, 2023 and December 31, 2022, respectively	5,023,579	5,228,928
Commercial mortgage loans, held for sale, measured at fair value	34,250	15,559
Real estate securities, trading, measured at fair value (includes pledged assets of $118,455 and $227,610 as of June 30, 2023 and December 31, 2022, respectively)	125,215	235,728
Real estate securities, available for sale, measured at fair value, amortized cost of $192,471 and $220,635 as of June 30, 2023 and December 31, 2022, respectively (includes pledged assets of $181,463 and $198,429 as of June 30, 2023 and December 31, 2022, respectively)	191,849	221,025
Derivative instruments, measured at fair value	251	415
Receivable for loan repayment (1)	66,835	42,557
Accrued interest receivable	38,348	34,007
Prepaid expenses and other assets	15,862	15,795
Intangible lease asset, net of amortization	66,008	54,831
Real estate owned, net of depreciation	179,252	127,772
Real estate owned, held for sale	11,760	36,497
Total assets	$5,985,349	$6,203,601
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$3,031,984	$3,121,983
Repurchase agreements - commercial mortgage loans	695,039	680,859
Repurchase agreements - real estate securities	289,993	440,008
Mortgage note payable	23,998	23,998
Other financing and loan participation - commercial mortgage loans	82,348	76,301
Unsecured debt	81,246	98,695
Derivative instruments, measured at fair value	299	64
Interest payable	12,669	12,715
Distributions payable	36,221	36,317
Accounts payable and accrued expenses	12,460	17,668
Due to affiliates	15,929	15,429
Intangible lease liability, net of amortization	13,664	6,428
Total liabilities	$4,295,850	$4,530,465
Commitments and Contingencies
Redeemable convertible preferred stock:
Redeemable convertible preferred stock Series H, $0.01 par value, 20,000 authorized and 17,950 issued and outstanding as of June 30, 2023 and December 31, 2022	$89,748	$89,748
Redeemable convertible preferred stock Series I, $0.01 par value, none authorized and outstanding as of June 30, 2023, 1,000 authorized and 1,000 issued and outstanding as of December 31, 2022	—	5,000
Total redeemable convertible preferred stock	$89,748	$94,748
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 7.5% Cumulative Redeemable Preferred Stock, Series E, 10,329,039 shares issued and outstanding as of June 30, 2023 and December 31, 2022	$258,742	$258,742
Common stock, $0.01 par value, 900,000,000 shares authorized, 83,019,881 and 82,992,784 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	822	826
Additional paid-in capital	1,600,036	1,602,247
Accumulated other comprehensive income (loss)	(1,299)	390
Accumulated deficit	(288,380)	(299,225)
Total stockholders' equity	$1,569,921	$1,562,980
Non-controlling interest	29,830	15,408
Total equity	$1,599,751	$1,578,388
Total liabilities, redeemable convertible preferred stock and equity	$5,985,349	$6,203,601
_________________________________________________________
(1) Includes $66.1 million and $42.5 million of cash held by servicer related to the CLOs as of June 30, 2023 and December 31, 2022, respectively, as well as $0.8 million and $0.1 million of RMBS principal paydowns receivable as of June 30, 2023 and December 31, 2022, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income
Interest income	$152,892	$70,213	$283,428	$145,471
Less: Interest expense	75,299	32,807	146,374	55,287
Net interest income	77,593	37,406	137,054	90,184
Revenue from real estate owned	6,438	2,312	9,750	4,624
Total income	$84,031	$39,718	$146,804	$94,808
Expenses
Asset management and subordinated performance fee	$8,900	$6,601	$16,985	$13,346
Acquisition expenses	283	319	661	634
Administrative services expenses	3,398	3,048	7,427	6,401
Professional fees	2,794	8,054	7,608	14,213
Share-based compensation	1,228	682	2,250	1,182
Depreciation and amortization	2,196	1,296	4,001	2,591
Other expenses	4,301	1,663	6,467	3,425
Total expenses	$23,100	$21,663	$45,399	$41,792
Other income/(loss)
(Provision)/benefit for credit losses	$(21,624)	$(32,530)	$(25,984)	$(31,575)
Realized gain/(loss) on extinguishment of debt	270	15	5,037	15
Realized gain/(loss) on sale of available for sale trading securities	—	—	596	—
Realized gain/(loss) on sale of commercial mortgage loans, held for sale	—	39	—	39
Realized gain/(loss) on sale of commercial mortgage loans, held for sale, measured at fair value	2,094	(1,833)	2,094	56
Unrealized gain/(loss) on commercial mortgage loans, held for sale, measured at fair value	(303)	(2,797)	44	(3,736)
Gain/(loss) on other real estate investments	(1,691)	—	(3,030)	(29)
Trading gain/(loss)	(946)	(22,538)	2,022	(110,973)
Unrealized gain/(loss) on derivatives	393	(9,427)	73	(14,390)
Realized gain/(loss) on derivatives	573	25,193	617	59,223
Total other income/(loss)	$(21,234)	$(43,878)	$(18,531)	$(101,370)
Income/(loss) before taxes	39,697	(25,823)	82,874	(48,354)
(Provision)/benefit for income tax	(53)	114	609	138
Net income/(loss)	$39,644	$(25,709)	$83,483	$(48,216)
Net (income)/loss attributable to non-controlling interest	(41)	—	(50)	—
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$39,603	$(25,709)	$83,433	$(48,216)
Less: Preferred stock dividends	6,749	6,955	13,497	27,966
Net income/(loss) applicable to common stock	$32,854	$(32,664)	$69,936	$(76,182)

Basic earnings per share	$0.39	$(0.43)	$0.83	$(1.27)
Diluted earnings per share	$0.39	$(0.43)	$0.83	$(1.27)
Basic weighted average shares outstanding	82,252,979	75,837,621	82,512,434	59,985,361
Diluted weighted average shares outstanding	82,252,979	75,837,621	82,512,434	59,985,361

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income/(loss)	$39,644	$(25,709)	$83,483	$(48,216)

Amounts related to available for sale real estate securities:
Change in net unrealized gain/(loss)	$636	$—	$(1,012)	$—
Reclassification adjustment for amounts included in net income/(loss)	—	—	(677)	—
	$636	$—	$(1,689)	$—
Amounts related to cash flow hedges:
Change in net unrealized gain/(loss)	$—	$—	$—	$(220)
Reclassification adjustment for amounts included in net income/(loss)	—	—	—	282
	$—	$—	$—	$62
Comprehensive (income)/loss attributed to non-controlling interest	$(41)	$—	$(50)	$—
Comprehensive income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$40,239	$(25,709)	$81,744	$(48,154)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Preferred E	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2022	82,992,784	$826	$1,602,247	$390	$(299,225)	$258,742	$1,562,980	$15,408	$1,578,388
Common stock repurchases	(313,411)	(3)	(3,664)	—	—	—	(3,667)	—	(3,667)
Share-based compensation	442,419	—	1,022	—	—	—	1,022	—	1,022
Shares canceled for tax withholding on vested equity rewards	(57,021)	—	(812)	—	—	—	(812)	—	(812)
Series I preferred stock exchanged for common stock	299,200	3	4,997	—	—	—	5,000	—	5,000
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	43,830	—	43,830	—	43,830
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	9	9
Distributions declared	—	—	—	—	(36,367)	—	(36,367)	—	(36,367)
Other comprehensive income/(loss)	—	—	—	(2,325)	—	—	(2,325)	—	(2,325)
Contributions in non-controlling interest, net	—	—	—	—	—	—	—	5,851	5,851
Balance, March 31, 2023	83,363,971	$826	$1,603,790	$(1,935)	$(291,762)	$258,742	$1,569,661	$21,268	$1,590,929
Common stock repurchases	(444,726)	(5)	(5,490)	—	—	—	(5,495)	—	(5,495)
Common stock issued through distribution reinvestment plan	61,866	1	768	—	—	—	769	—	769
Share-based compensation	38,770	—	1,227	—	—	—	1,227	—	1,227
Offering costs	—	—	(259)	—	—	—	(259)	—	(259)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	39,603	—	39,603	—	39,603
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	41	41
Distributions declared	—	—	—	—	(36,221)	—	(36,221)	—	(36,221)
Other comprehensive income/(loss)	—	—	—	636	—	—	636	—	636
Contributions in non-controlling interest, net	—	—	—	—	—	—	—	8,521	8,521
Balance, June 30, 2023	83,019,881	$822	$1,600,036	$(1,299)	$(288,380)	$258,742	$1,569,921	$29,830	$1,599,751

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Preferred E	Preferred F	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2021	43,965,928	$441	$903,264	$(62)	$(167,179)	$258,742	$710,431	$1,705,637	$5,764	$1,711,401
Common stock issued through distribution reinvestment plan	5,982	—	91	—	—	—	—	91	—	91
Share-based compensation	499,217	—	500	—	—	—	—	500	—	500
Net income/(loss)	—	—	—	—	(22,507)	—	—	(22,507)	—	(22,507)
Distributions declared	—	—	—	—	(36,743)	—	—	(36,743)	—	(36,743)
Other comprehensive income/(loss)	—	—	—	62	—	—	—	62	—	62
Balance, March 31, 2022	44,471,127	$441	$903,855	$—	$(226,429)	$258,742	$710,431	$1,647,040	$5,764	$1,652,804
Common stock repurchases	743	—	—	—	—	—	—	—	—	—
Share-based compensation	21,459	—	721	—	—	—	—	721	—	721
Preferred F exchanged for common stock	39,733,299	397	710,034	—	—	—	(710,431)	—	—	—
Net income/(loss)	—	—	—	—	(25,709)	—	—	(25,709)	—	(25,709)
Distributions declared	—	—	—	—	(36,848)	—		(36,848)	—	(36,848)
Balance, June 30, 2022	84,226,628	$838	$1,614,610	$—	$(288,986)	$258,742	$—	$1,585,204	$5,764	$1,590,968

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income/(loss)	$83,483	$(48,216)
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Premium amortization and (discount accretion), net	$(6,244)	$(5,209)
Accretion of deferred commitment fees	(5,073)	(4,279)
Amortization of deferred financing costs	3,893	8,017
Share-based compensation	2,250	1,221
Realized (gain)/loss on extinguishment of debt	(5,037)	(15)
Realized (gain)/loss on swap terminations	—	(53,771)
Realized (gain)/loss on sale of available for sale trading securities	(596)	—
Realized (gain)/loss on sale of commercial mortgage loans, held for sale	(2,094)	—
Unrealized (gain)/loss from commercial mortgage loans, held for sale	(44)	3,736
Unrealized (gain)/loss from derivative instruments	(73)	14,390
(Gain)/loss from other real estate investments	3,030	29
Trading (gain)/loss	(2,022)	110,973
Depreciation and amortization	3,554	2,591
Provision/(benefit) for credit losses	25,984	31,575
Origination of commercial mortgage loans, held for sale	(76,250)	(336,545)
Proceeds from sale or repayment of commercial mortgage loans, held for sale	59,697	238,252
Changes in assets and liabilities:
Accrued interest receivable	732	11,489
Prepaid expenses and other assets	(1,375)	(3,185)
Accounts payable and accrued expenses	(6,105)	537
Due to affiliates	500	2,216
Interest payable	196	2,167
Net cash (used in)/provided by operating activities	$78,406	$(24,027)
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(472,342)	$(1,536,424)
Principal repayments received on commercial mortgage loans, held for investment	591,364	678,187
Proceeds from sale of other real estate investments	22,344	2,045
Purchase of real estate owned and capital expenditures	(645)	—
Purchase of real estate securities, available for sale	(100,267)	—
Proceeds from sale of commercial mortgage loans, held for sale	—	4,074
Proceeds from sale/(repayment) of real estate securities, available for sale, measured at fair value	127,660	—
Proceeds from sale/(repayment) of real estate securities, trading, at fair value	97,487	3,731,717
Principal collateral on mortgage investments	14,399	518,120
Proceeds from sale/(purchase) of derivative instruments	472	(1,476)
Net cash (used in)/provided by investing activities	$280,472	$3,396,243
Cash flows from financing activities:
Proceeds from issuances of common stock	$5,000	$—
Proceeds from issuances of redeemable convertible preferred stock	(5,000)	—
Payments for common stock repurchases	(9,162)	—
Shares cancelled for tax withholding on vested equity rewards	(812)	—
Borrowings on collateralized loan obligations	—	1,623,933
Repayments of collateralized loan obligations	(89,888)	(579,939)
Borrowings on repurchase agreements - commercial mortgage loans	417,476	1,487,264

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Repayments of repurchase agreements - commercial mortgage loans	(403,296)	(1,674,830)
Borrowings on repurchase agreements - real estate securities	596,187	17,146,290
Repayments of repurchase agreements - real estate securities	(746,202)	(21,031,786)
Proceeds from other financing and loan participation - commercial mortgage loans	—	9,278
Borrowings on other financing	46,842	—
Repayments on other financing	(40,795)	—
Repayments of unsecured debt	(13,367)	(50,000)
Payments of deferred financing costs	(2,034)	(8,457)
Payments of offering costs	(259)	—
Cash collateral received on interest rate swaps	—	55,095
Proceeds from interest rate swap settlements	—	6,948
Distributions paid	(71,915)	(67,045)
Net cash (used in)/provided by financing activities:	$(317,225)	$(3,083,249)
Net change in cash, cash equivalents and restricted cash	41,653	288,967
Cash, cash equivalents and restricted cash, beginning of period	190,487	168,199
Cash, cash equivalents and restricted cash, end of period	$232,140	$457,166

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	179,314	154,929
Restricted cash, beginning of period	11,173	13,270
Cash, cash equivalents and restricted cash, beginning of period	$190,487	$168,199

Cash and cash equivalents, end of period	224,696	445,812
Restricted cash, end of period	7,444	11,354
Cash, cash equivalents and restricted cash, end of period	$232,140	$457,166

Supplemental disclosures of cash flow information:
Cash payments for income taxes	$313	$3,116
Cash payments for interest	142,527	45,103

Supplemental disclosures of non - cash flow information:
Distribution payable	$36,221	$36,801
Common stock issued through distribution reinvestment plan	769	91
Real estate owned received in foreclosure	58,976	—
Loans transferred to real estate owned, held for sale	—	4,074
Loans transferred to real estate owned, held for investment	59,655	—
Conversion of Series F Preferred Stock to Common Stock	—	710,431
Exchange of Series D Preferred Stock for Series H Preferred Stock	—	89,748
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
June 30, 2023
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
Reclassifications
Certain prior year balances have been reclassified in order to conform to the current period presentation. For the six months ended June 30, 2022, Unrealized gain/(loss) on other real estate investments, measured at fair value of ($4.0) thousand, was reclassified to Gain/(loss) on other real estate investments on the consolidated statements of operations. For the six months ended June 30, 2022, Realized gain/(loss) on other real estate investments, measured at fair value of $33 thousand was reclassified to Gain/(loss) on other real estate investments on the consolidated statements of operations. For the three and six months ended June 30, 2022, $0.7 million and $1.2 million, respectively was reclassified from Professional fees to Share-based compensation on the consolidated statements of operations.
Acquisition Expenses
For commercial mortgage loans, held for investment the Company capitalizes certain direct costs relating to loan origination activities. The cost is amortized over the life of the loan and recognized in interest income in the Company's consolidated statements of operations. Acquisition expenses paid on future funding amounts are expensed within the acquisition expenses line in the Company's consolidated statements of operations.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Commercial Mortgage Loans
Held for Investment - Commercial mortgage loans that are held for investment purposes and are anticipated to be held until maturity, are carried at cost, net of unamortized acquisition expenses, discounts or premiums and unfunded commitments. Commercial mortgage loans, held for investment are reported at amortized cost less an allowance for credit losses. Interest income is recorded on the accrual basis and related discounts, premiums and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization or accretion is reflected as an adjustment to interest income in the Company’s consolidated statements of operations. Guaranteed loan commitment fees payable by the borrower upon maturity are accreted over the life of the investment using the effective interest method. The accretion of guaranteed loan commitment fees is recognized in interest income in the Company's consolidated statements of operations.
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
Held for Sale, Measured at Fair Value - The fair value option provides an option to irrevocably elect fair value as an alternative measurement for selected financial assets, financial liabilities, and written loan commitments. The Company has elected to measure commercial mortgage loans held for sale in the Company's TRS under the fair value option. These commercial mortgage loans are included in Commercial mortgage loans, held for sale, measured at fair value in the consolidated balance sheets. Interest income received on commercial mortgage loans, held for sale, measured at fair value is recorded on the accrual basis of accounting and is included in Interest income in the consolidated statements of operations. Costs to originate these investments are expensed when incurred.
Real estate owned
The Company classifies its real estate owned as long-lived assets held for investment or as long-lived assets held for sale. Held for investment assets are stated at cost, as adjusted for any impairment loss, less accumulated depreciation.
Real estate owned, held for investment - Amounts capitalized to real estate owned, held for investment consist of the cost of acquisition or construction, any tenant improvements or major improvements, betterments that extend the useful life of the related asset, and transaction costs associated with the acquisition of an individual asset that does not qualify as a business combination. All repairs and maintenance are expensed as incurred. Additionally, the Company capitalizes interest while the development, or redevelopment, of a real estate owned asset is in progress. No development or redevelopments of real estate owned assets are in progress as of June 30, 2023.
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
June 30, 2023
(Unaudited)
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
Real estate owned assets are not depreciated or amortized while they are classified as held for sale. Interest and other expenses attributable to the liabilities of a disposal group classified as held for sale continue to be accrued. Upon the disposition of a real estate owned asset, the Company calculates gains and losses as net proceeds received less the carrying value of the real estate owned asset. Net proceeds received are net of direct selling costs associated with the disposition of the real estate owned asset. Gains and losses on real estate owned, held for sale are included in Gain/(loss) on other real estate investments on the consolidated statements of operations.
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
June 30, 2023
(Unaudited)
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
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
Real Estate Securities
Available For Sale
The Company’s real estate securities are classified as available for sale ("AFS") and carried at fair value. Changes in fair value of available for sale real estate securities are recognized in the consolidated statements of comprehensive income. Related discounts, premiums and acquisition expenses on investments are amortized or accreted over the life of the investment using the effective interest method. Amortization and accretion are reflected as an adjustment to interest income in the Company’s consolidated statements of operations. The Company uses the specific identification method in determining the cost relief for real estate securities sold. Realized gains and losses from the sale of available for sale securities are included in the Company’s consolidated statements of operations.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
AFS real estate securities which have experienced a decline in the fair value below their amortized cost basis (i.e., impairment) are evaluated each reporting period to determine whether the decline in fair value is due to credit-related factors. Changes in market value are recognized in accumulated other comprehensive income, while credit-related impairment is recognized as an allowance on the consolidated balance sheets with a corresponding adjustment on the consolidated statements of operations. If the Company intends to sell an impaired real estate security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in the consolidated statements of operations with a corresponding adjustment to the security’s amortized cost basis.
The Company analyzes the AFS real estate securities portfolio on a periodic basis for credit losses at the individual security level using the same criteria described above for those amortized cost financial assets subject to a provision for credit losses including but not limited to; performance of the underlying assets in the security, borrower financial resources and investment in collateral, collateral type, credit ratings, project economics and geographic location as well as national and regional economic factors.
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
June 30, 2023
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
Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRSs, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRSs are not consolidated for U.S. federal income tax purposes but are instead taxed as C corporations. For financial reporting purposes, the TRSs are consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRSs. Total (Provision)/benefit for income tax for the three and six months ended June 30, 2023 was $(0.1) million and $0.6 million, respectively. Total (Provision)/benefit for income tax for the three and six months ended June 30, 2022 was $0.1 million and $0.1 million, respectively.
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
June 30, 2023
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
•The real estate securities business focuses on investing in and asset managing real estate securities. This business has focused primarily on CMBS, CRE CLO bonds, CDO notes and other securities. As a result of the October 2021 acquisition of Capstead, the Company also holds a small portfolio of ARM Agency Securities. The Company has and intends to reinvest the cash and proceeds from dividends, interest, repayments and sales of our ARM Agency Securities into other segments and does not intend to continue to invest in ARM Agency Securities or RMBS in general.
•The commercial real estate conduit business in the Company's TRS, which is focused on generating risk-adjusted returns by originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market at a profit. The TRS may also hold certain mezzanine loans that don't qualify as good REIT assets due to any potential loss from foreclosure.
•The real estate owned business represents real estate acquired by the Company through foreclosure, deed in lieu of foreclosure, or purchase.
See Note 16 – Segment Reporting for further information regarding the Company's segments.
Redeemable Convertible Preferred Stock
The Company’s outstanding classes of redeemable convertible preferred stock are classified outside of permanent equity in the consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
June 30, 2023
(Unaudited)
Recently Issued Accounting Pronouncements
In March 2022, the FASB issued ASU 2022-02 "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures," or ASU 2022-02. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings ("TDR") and requires disclosure of current-period gross write-offs by year of loan origination. Additionally, ASU 2022-02 updates the accounting for credit losses under ASC 326 and adds enhanced disclosures with respect to loan refinancing and restructuring in the form of principal forgiveness, interest rate concessions, other-than-insignificant payment delays, or term extensions when the borrower is experiencing financial difficulties. On January 1, 2023, the Company adopted ASU 2022-02 on a prospective basis and the adoption had no significant impact to the Company's consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London interbank offered rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally can be elected over time through December 31, 2024, as extended under ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The Company has not adopted any of the optional expedients or exceptions through June 30, 2023, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 3 - Commercial Mortgage Loans
Commercial Mortgage Loans, Held for Investment
The following table is a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (dollars in thousands):

	June 30, 2023	December 31, 2022
Senior loans	$5,032,536	$5,251,464
Mezzanine loans	29,975	18,312
Total gross carrying value of loans	5,062,511	5,269,776
General allowance for credit losses	38,932	26,624
Specific allowance for credit losses	—	14,224
Less: Allowance for credit losses	38,932	40,848
Total commercial mortgage loans, held for investment, net	$5,023,579	$5,228,928
For the six months ended June 30, 2023 and year ended December 31, 2022, the activity in the Company's commercial mortgage loans, held for investment carrying values, was as follows (dollars in thousands):

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Amortized cost, beginning of period	$5,269,776	$4,226,888
Acquisitions and originations	474,380	2,247,613
Principal repayments	(613,660)	(1,109,769)
Discount accretion/premium amortization	6,934	12,614
Loans transferred from/(to) commercial real estate loans, held for sale	—	(9,296)
Net fees capitalized into carrying value of loans	(2,038)	(13,775)
Transfer to real estate owned	(59,655)	(80,460)
Cost recovery	(1,333)	(4,039)
Principal charge-off	(11,893)	—
Amortized cost, end of period	$5,062,511	$5,269,776
Allowance for credit losses, beginning of period	$(40,848)	$(15,827)
General (provision)/benefit for credit losses	(12,308)	(10,797)
Specific (provision)/benefit for credit losses	(12,728)	(25,281)
Write offs from specific allowance for credit losses	26,952	11,057
Allowance for credit losses, end of period	$(38,932)	$(40,848)
Total commercial mortgage loans, held for investment, net	$5,023,579	$5,228,928

As of June 30, 2023 and December 31, 2022, the Company's total commercial mortgage loan, held for investment portfolio, was comprised of 156 and 161 loans, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Allowance for Credit Losses
The following table presents the activity in the Company's allowance for credit losses, excluding the unfunded loan commitments, as of June 30, 2023 (dollars in thousands):

	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self-Storage	Manufactured Housing	Total
December 31, 2022	$21,166	$14,601	$670	$259	$47	$4,064	$10	$31	$40,848
Changes:
General allowance/(benefit) for credit losses	(1,759)	(343)	2,986	(205)	30	1,342	45	31	2,127
Specific allowance/(benefit) for credit losses	—	835	—	—	—	—	—	—	835
Write offs against specific allowance for credit losses	—	(15,059)	—	—	—	—	—	—	(15,059)
March 31, 2023	$19,407	$34	$3,656	$54	$77	$5,406	$55	$62	$28,751
Changes:
General provision/(benefit) for credit losses	10,328	269	(2,779)	10	—	2,321	(11)	43	10,181
Specific allowance/(benefit) for credit losses	—	—	11,893	—	—	—	—	—	11,893
Write offs against specific allowance for credit losses	—	—	(11,893)	—	—	—	—	—	(11,893)
June 30, 2023	$29,735	$303	$877	$64	$77	$7,727	$44	$105	$38,932
The Company recorded an increase in its general provision for credit losses excluding the unfunded loan commitments during the three and six months ended June 30, 2023 of $10.2 million and $12.3 million, respectively. The primary driver for the higher reserve balance is the change in economic outlook since the end of the prior year offset slightly by the decrease in loan portfolio.
During the year ended December 31, 2022, the Company identified a commercial mortgage loan, held for investment secured by 24 retail properties, that was assigned a risk rating of “5” due to certain conditions that negatively impacted the underlying collateral property’s cash flows. The loan was evaluated in accordance with ASC 310 - Receivables and was determined to be a TDR. As of December 31, 2022, the specific allowance for current losses remaining was $14.2 million. During the six months ended June 30, 2023, the Company recorded an additional $0.8 million to the specific allowance for current losses and charged off the remaining $15.1 million which directly reduced the amortized cost basis of the loan. As of December 31, 2022, ten retail properties were foreclosed upon and therefore transferred to real estate owned, held for investment. During the six months ended June 30, 2023, the remaining 14 retail properties were transferred to real estate owned, held for investment as a result of foreclosures and deeds-in-lieu.
In February 2020, the Company originated a first mortgage loan secured by an office property in Portland, OR. In February 2023, the fully committed $37.3 million senior loan was restructured as a result of financial difficulty to a $25.0 million committed senior loan. In connection with the restructuring, the Company committed a $10.1 million mezzanine note. In accordance with the adoption of ASU 2022-02, we classified the restructuring as a continuation of an existing loan on the senior loan and new loan for the mezzanine note. During the three months ended June 30, 2023, the Company assigned the senior and mezzanine notes a risk rating of "5" and placed the loan on cost recovery status. The Company elected to apply a practical expedient for collateral dependent assets in which the allowance for credit losses is calculated as the difference between the estimated fair value of the underlying collateral, less estimated cost to sell, and the amortized cost basis of the loan. As a result, the Company recorded a specific allowance for credit losses of $11.9 million on this loan. As of June 30, 2023, the Company recorded cost recoveries of $0.7 million and charged off the specific allowance for credit losses of $11.9 million (comprised of $7.6 million on the mezzanine note and $4.3 million on the senior note), resulting in an amortized cost basis of the loan to $20.4 million.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The following table presents the activity in the Company's allowance for credit losses for the unfunded loan commitments, which is included in Accounts payable and accrued expenses in the consolidated balance sheets as of June 30, 2023 (dollars in thousands):

	MultiFamily	Retail	Office	Industrial	Mixed Use	Hospitality	Self-Storage	Manufactured Housing	Total
December 31, 2022	$165	$(36)	$86	$3	$—	$61	$—	$1	$280
Changes:
General allowance/(benefit) for credit losses	579	36	804	—	—	(21)	—	—	1,398
March 31, 2023	$744	$—	$890	$3	$—	$40	$—	$1	$1,678
Changes:
General provision/(benefit) for credit losses	352	2	(826)	—	—	23	—	(1)	(450)
June 30, 2023	$1,096	$2	$64	$3	$—	$63	$—	$—	$1,228
The following tables represent the composition by loan collateral type and region of the Company's commercial mortgage loans, held for investment portfolio (dollars in thousands):

	June 30, 2023		December 31, 2022
Loan Collateral Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$3,938,973	77.4%	$4,030,975	76.1%
Hospitality	583,744	11.5%	510,566	9.7%
Office	326,526	6.4%	405,705	7.7%
Retail	50,156	1.0%	120,017	2.3%
Industrial	78,050	1.5%	93,035	1.8%
Other	108,641	2.2%	128,676	2.4%
Total	$5,086,090	100.0%	$5,288,974	100.0%

	June 30, 2023		December 31, 2022
Loan Region	Par Value	Percentage	Par Value	Percentage
Southeast	$2,116,194	41.6%	$2,229,756	42.2%
Southwest	1,788,685	35.2%	1,763,492	33.3%
Mideast	562,079	11.1%	706,192	13.4%
Far West	202,114	4.0%	234,891	4.4%
Great Lakes	162,479	3.2%	162,162	3.1%
Various	254,539	4.9%	192,481	3.6%
Total	$5,086,090	100.0%	$5,288,974	100.0%
Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
As of June 30, 2023 and December 31, 2022, the contractual principal outstanding of commercial mortgage loans, held for sale, measured at fair value was $34.3 million and $15.6 million, respectively, which were comprised of one and two loans, respectively. As of June 30, 2023 and December 31, 2022, none of the Company's commercial mortgage loans, held for sale, measured at fair value were in default or greater than ninety days past due.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The following tables represent the composition by loan collateral type and region of the Company's commercial mortgage loans, held for sale, measured at fair value (dollars in thousands):

	June 30, 2023		December 31, 2022
Loan Collateral Type	Par Value	Percentage	Par Value	Percentage
Hospitality	34,250	100.0%	—	—%
Retail	$—	—%	$12,000	76.8%
Office	—	—%	3,625	23.2%
Total	$34,250	100.0%	$15,625	100.0%

	June 30, 2023		December 31, 2022
Loan Region	Par Value	Percentage	Par Value	Percentage
Southeast	$34,250	100.0%	$15,625	100.0%

Credit Characteristics
As part of the Company's process for monitoring the credit quality of its commercial mortgage loans, excluding those held for sale, measured at fair value, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its loans. The loans are scored on a scale of 1 to 5 as described in Note 2 – Summary of Significant Accounting Policies.
All commercial mortgage loans, excluding loans classified as commercial mortgage loans, held for sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2. As of June 30, 2023 and December 31, 2022, the weighted average risk rating of loans was 2.2 and 2.2, respectively.
The following table represents the allocation by risk rating for the Company's commercial mortgage loans, held for investment (dollars in thousands):

June 30, 2023			December 31, 2022
Risk Rating	Number of Loans	Par Value	Risk Rating	Number of Loans	Par Value
1	2	$61,526	1	—	$—
2	127	4,343,059	2	141	4,783,568
3	22	535,339	3	15	281,071
4	4	113,204	4	4	160,695
5	1	32,962	5	1	63,640
	156	$5,086,090		161	$5,288,974

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Loan Credit Quality and Vintage
The following tables present the amortized cost of our commercial mortgage loans, held for investment as of June 30, 2023 and December 31, 2022, by loan collateral type, the Company’s internal risk rating and year of origination. The risk ratings are updated as of June 30, 2023.

As of June 30, 2023
	2023	2022	2021	2020	2019	Prior	Total

Multifamily:
Risk Rating:
1-2 internal grade	$172,656	$1,346,198	$1,910,726	$35,451	$—	$—	$3,465,031
3-4 internal grade	—	56,430	339,087	—	—	69,603	465,120
Total Multifamily Loans	$172,656	$1,402,628	$2,249,813	$35,451	$—	$69,603	$3,930,151

Retail:
Risk Rating:
1-2 internal grade	—	16,089	$33,911	$—	$—	$—	$50,000
Total Retail Loans	$—	$16,089	$33,911	$—	$—	$—	$50,000

Office:
Risk Rating:
1-2 internal grade	$—	$—	$6,694	$122,987	$56,406	$18,557	$204,644
3-4 internal grade	—	—	44,837	17,994	25,774	—	88,605
5 internal grade	—	—	—	20,384	—	—	20,384
Total Office Loans	$—	$—	$51,531	$161,365	$82,180	$18,557	$313,633
Office:
Current-period gross charge-offs	$—	$—	$—	$11,893	$—	$—	$11,893

Industrial:
Risk Rating:
1-2 internal grade	$—	$77,865	$—	$—	$—	$—	$77,865
Total Industrial Loans	$—	$77,865	$—	$—	$—	$—	$77,865

Hospitality:
Risk Rating:
1-2 internal grade	$168,167	$151,668	$141,413	$—	$49,400	$21,956	$532,604
3-4 internal grade	—	—	—	—	28,068	21,668	49,736
Total Hospitality Loans	$168,167	$151,668	$141,413	$—	$77,468	$43,624	$582,340

Other:
Risk Rating:
1-2 internal grade	$—	$30,463	$32,498	$1,316	$—	$—	$64,277
3-4 internal grade	—	—	6,682	37,563	—	—	44,245
Total Other Loans	$—	$30,463	$39,180	$38,879	$—	$—	$108,522

Total	$340,823	$1,678,713	$2,515,848	$235,695	$159,648	$131,784	$5,062,511

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Past Due Status
The following table presents an aging summary of the loans amortized cost basis as of June 30, 2023 (dollars in thousands):

	Multifamily		Retail	Office		Industrial	Mixed Use	Hospitality	Self-Storage	Manufactured Housing	Total
Status:
Current	$3,930,149		$29,616	$313,632		$77,865	$52,463	$576,766	$29,885	$26,176	$5,036,552
1-29 days past due	—		—	—		—	—	—		—	—
30-59 days past due	—		—	—		—	—	—	—	—	—
60-89 days past due	—		—	—		—	—	—	—	—	—
90-119 days past due	—		—	—		—	—	—	—	—	—
120+ days past due	5,575	(1)	—	20,384	(2)	—	—	—	—	—	25,959
Total	$3,935,724		$29,616	$334,016		$77,865	$52,463	$576,766	$29,885	$26,176	$5,062,511
_________________________________________________________
(1) Subsequent to June 30, 2023, the full outstanding principal balance of $5.6 million was received.
(2) For the three months ended June 30, 2023, there was no interest income recognized on this loan.
Non-performing Status
The following table presents the amortized cost basis of the loans on nonaccrual status as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023	December 31, 2022
Non-performing loan amortized cost at beginning of year, January 1	$117,379	$57,075
Addition of non-performing loan amortized cost	20,384	60,304
Less: Removal of non-performing loan amortized cost	117,379	—
Non-performing loan amortized cost at end of period	$20,384	$117,379
As of June 30, 2023, the Company had one loan with a total amortized cost basis of $20.4 million designated as non-performing status. The loan is for an office property located in Portland, OR (see discussion above under the "Allowance for Credit Losses" section).
During the six months ended June 30, 2023, the Company removed two loans with a total amortized cost of $117.4 million from non-performing status. One loan was collateralized by a hotel property located in New York City which was placed on non-accrual status in 2019 and had an amortized cost basis of $57.1 million as of December 31, 2022. During the three months ended June 30, 2023, as a result of the sale of the hotel property, the Company recovered the full principal amount of its loan (equal to the carrying cost of the loan as of December 31, 2022) and $20.5 million of additional proceeds which was recognized in Interest income on the Company's consolidated statements of operations.
The second loan which was removed from non-performing status related to a commercial mortgage loan with an amortized cost basis of $60.3 million as of December 31, 2022 collateralized by a portfolio of retail properties (the "Walgreens Portfolio") in various locations throughout the United States. The Company designated the loan as non-performing and placed the loan on cost recovery status during the second quarter of 2022 and ceased the recognition of interest income.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 4 - Real Estate Securities
Real Estate Securities Classified As Trading
The following is a summary of the Company's RMBS classified by collateral type and interest rate characteristics as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	Carrying Amount	Average Yield (1)
June 30, 2023
Agency Securities:
Fannie Mae/Freddie Mac ARMs	$125,215	3.50%

December 31, 2022
Agency Securities:
Fannie Mae/Freddie Mac ARMs	$235,728	2.42%
________________________________________________________
(1) Average yield is presented for the period then ended and is based on the cash component of interest income expressed as a percentage on average cost basis (the “cash yield”).
The maturity of ARM Agency Securities is directly affected by prepayments of principal on the underlying mortgage loans. Consequently, actual maturities may be significantly shorter than the portfolio’s weighted average contractual maturity of 206 months.
The Company's ARM Agency Securities are backed by residential mortgage loans that have coupon interest rates that adjust at least annually to more current interest rates or begin doing so after an initial fixed-rate period. After the initial fixed-rate period, if applicable, mortgage loans underlying ARM securities typically either (i) adjust annually based on specified margins over the one-year Secured Overnight Financing Rate (“SOFR”) or the one-year Constant Maturity U.S. Treasury Note Rate (“CMT”), (ii) adjust semiannually based on specified margins over the six-month SOFR, or (iii) adjust monthly based on specified margins over indices such as one-month SOFR, the Eleventh District Federal Reserve Bank Cost of Funds Index, or over a rolling twelve month average of the one-year CMT index, usually subject to periodic and lifetime limits, or caps, on the amount of such adjustments during any single interest rate adjustment period and over the contractual term of the underlying loans.
The Company did not sell any trading securities during the three months ended June 30, 2023. During the six months ended June 30, 2023, the Company sold trading securities totaling $95.5 million. During the three and six months ended June 30, 2022, the Company sold trading securities totaling $1.6 billion and $3.8 billion, respectively. For the three and six months ended June 30, 2023, the Company recognized net trading losses on ARM Agency Securities of $0.9 million and net trading gains of $2.0 million, respectively, compared to net trading losses of $22.5 million and $111.0 million recognized for the three and six months ended June 30, 2022, respectively, due to principal paydowns, changes in market values and sales of these securities, which were included in Trading gain/(loss) in the Company's consolidated statements of operations.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Real Estate Securities Classified As Available For Sale
The following is a summary of the Company's real estate securities, available for sale, measured at fair value, as of June 30, 2023 and December 31, 2022 (dollars in thousands):

June 30, 2023
Type	Interest Rate	Maturity	Par Value	Fair Value
CRE CLO bond 1	7.9%	8/19/2035	$40,000	$39,540
CRE CLO bond 2	8.3%	8/19/2035	25,000	24,827
CRE CLO bond 3	8.0%	10/19/2039	28,340	28,391
CRE CLO bond 4	7.9%	2/19/2038	5,885	5,840
CRE CLO bond 5	8.5%	2/19/2038	14,382	14,270
CRE CLO bond 6	11.3%	1/25/2037	10,900	10,386
CRE CLO bond 7	6.9%	11/15/2036	4,300	4,219
CRE CLO bond 8	6.7%	1/15/2037	14,800	14,530
CRE CLO bond 9	8.3%	5/25/2038	50,000	49,846
			$193,607	$191,849

December 31, 2022
Type	Interest Rate	Maturity	Par Value	Fair Value
CRE CLO bond 1	7.1%	8/19/2035	$40,000	$39,795
CRE CLO bond 2	7.6%	8/19/2035	25,000	25,010
CRE CLO bond 3	8.4%	8/19/2035	10,000	10,056
CRE CLO bond 4	7.4%	10/25/2039	36,700	36,990
CRE CLO bond 5	8.0%	10/25/2039	35,000	35,298
CRE CLO bond 6	8.6%	10/25/2039	14,300	14,221
CRE CLO bond 7	7.3%	10/19/2039	60,000	59,655
			$221,000	$221,025
The Company classified its CRE CLO bonds as available for sale and reported them at fair value in the consolidated balance sheets with changes in fair value recorded in accumulated other comprehensive income/(loss). The weighted average contractual maturity for CLO investments included within the CRE CLO bonds portfolio as of June 30, 2023 and December 31, 2022 was 14 years and 15.4 years, respectively.
The following table shows the amortized cost, allowance for expected credit losses, unrealized gain/(loss) and fair value of the Company's CRE CLO bonds by investment type as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	Amortized Cost	Credit Loss Allowance	Unrealized Gain	Unrealized (Loss)	Fair Value
June 30, 2023
CLO	$192,471	$—	$510	$(1,132)	$191,849

December 31, 2022
CLO	$220,635	$—	$833	$(443)	$221,025
As of June 30, 2023, the Company held nine CRE CLO bonds with an amortized cost basis of $192.5 million and a net unrealized loss of $0.6 million, seven of which were held in a gross unrealized loss position of $1.1 million. As of December 31, 2022, the Company held seven CRE CLO bonds with an amortized cost basis of $220.6 million and a net unrealized gain of $0.39 million, three of which were held in a gross unrealized loss position of $0.40 million. As of June 30, 2023 and December 31, 2022, zero positions had an unrealized loss for a period greater than twelve months. As of June 30, 2023 and December 31, 2022, the fair value of the Company's CRE CLO bonds that were in an unrealized loss position for less than twelve months, and for which an allowance for credit loss has not been recorded was $153.1 million and $113.7 million, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 5 - Real Estate Owned
Real Estate Owned, Held for Investment
The following table summarizes the Company's real estate owned, held for investment assets as of June 30, 2023 (dollars in thousands):

As of June 30, 2023
Acquisition Date (1)	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(4,028)	$86,595
Various (2)	Retail	Various	20,113	73,368	—	(824)	92,657
			$23,549	$157,627	$2,928	$(4,852)	$179,252
________________________
See notes below.
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
(2) As discussed below, 24 and ten retail properties associated with the loan secured by the Walgreen's Portfolio were foreclosed upon as of June 30, 2023 and December 31, 2022, respectively. The properties are located throughout the United States of America.
Depreciation expense for the three and six months ended June 30, 2023 totaled $1.0 million and $1.9 million, respectively. Depreciation expense for the three and six months ended June 30, 2022 totaled $0.6 million and $2.4 million, respectively.
In the third quarter of 2021, the Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, Jeffersonville Member, LLC (the “Jeffersonville JV”) to acquire a $139.5 million triple net lease property in Jeffersonville, GA. The Company has a 79% interest in the Jeffersonville JV, while the affiliate has a 21% interest. The Company invested a total of $109.8 million, made up of $88.7 million in debt and $21.1 million in equity, representing 79% of the ownership interest in the Jeffersonville JV. The affiliated fund made up the remaining $29.8 million composed of a $24.0 million mortgage note payable and $5.8 million in non-controlling interest. The Company has majority control of Jeffersonville JV and, therefore, consolidates the accounts of Jeffersonville JV into its consolidated financial statements. The Company's $88.7 million mortgage note payable to Jeffersonville JV is eliminated in consolidation (see Note 7 – Debt).
In November 2022, the Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, BSPRT Walgreens Portfolio, LLC (the "Walgreens JV") to acquire the retail Walgreens Portfolio consisting of 24 retail properties with various locations throughout the United States. The Company has a 76% interest in the Walgreens JV, while the affiliate has a 24% interest. As of December 31, 2022, through foreclosures, the Company had acquired ten of the 24 properties, and the Company acquired the remaining 14 properties during the six months ended June 30, 2023. As a result, the Company recorded real estate owned, held for investment, at fair value of $93.5 million and $40.1 million, as of June 30, 2023 and December 31, 2022, respectively. The Company has control of all 24 Walgreens properties, acquired through foreclosures, in the Walgreens Portfolio and has majority control in the joint venture and, therefore, consolidates the accounts of Walgreens JV into its consolidated financial statements. As of June 30, 2023 and December 31, 2022, the Company recorded $24.9 million and $10.5 million, respectively, in non-controlling interest related to the Walgreens JV on its consolidated balance sheets.
We are engaged in ongoing litigation relating to the Walgreens JV, as more fully described in "Part II, Item 1. Legal Proceedings".

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Real Estate Owned, Held for Sale
As of December 31, 2022, the carrying value on Real estate owned, held for sale assets was $36.5 million consisting of two properties. In June 2023, the Company sold one real estate owned, held for sale multifamily asset located in New Rochelle, NY for $22.8 million and realized net cash proceeds of $22.3 million. The transaction resulted in a loss of $1.2 million included in Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations for the six months ended June 30, 2023. As of June 30, 2023, and the carrying value of the Company's Real estate owned, held for sale assets was $11.8 million, consisting of one office property located in St. Louis, MO. During the three and six months ended, the Company recorded an impairment loss of $1.9 million included in Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations for the St. Louis, MO office property. Refer to Note 13 – Fair Value of Financial Instruments for further discussion on the properties fair value recording.
Note 6 - Leases
Intangible Lease Assets and Liabilities
The following table summarizes the Company's identified intangible lease assets (primarily in-place leases) and liabilities (primarily below-market leases) recognized in the consolidated balance sheets as of June 30, 2023 and December 31, 2022 (dollars in thousands):

Identified intangible assets:	June 30, 2023	December 31, 2022
Gross amount	$71,860	$58,542
Accumulated amortization	(5,852)	(3,711)
Total, net	$66,008	$54,831

Identified intangible liabilities:
Gross amount	$14,189	$6,507
Accumulated amortization	(525)	(79)
Total, net	$13,664	$6,428
Rental Income
In the third quarter of 2021, the Company purchased an industrial distribution center that is subject to an existing triple net lease. The minimum rental amount due under the lease is subject to annual increases of 2.0%. The initial term of the lease expires in 2038 and contains renewal options for four consecutive five-year terms. The remaining lease term is 15.3 years. Rental income for this operating lease for the three months ended June 30, 2023 and 2022 totaled $2.3 million in both years. Rental income for this operating lease for the six months ended June 30, 2023 and 2022 totaled $4.6 million in both years. Rental income is included in Revenue from real estate owned in the consolidated statements of operations.
Beginning in the fourth quarter of 2022, the Company foreclosed upon retail properties in the Walgreens Portfolio that were each subject to triple net leases. As of June 30, 2023 and December 31, 2022, 24 and ten retail properties, respectively, were foreclosed upon. The initial terms of the leases were set to expire in March 2034 and contained renewal options for 11 consecutive five-year terms. Rental income for these operating leases for the three and six months ended June 30, 2023 totaled $1.5 million and $2.3 million, respectively. In June 2023, the Company executed an amendment to the leases that is effective July 1, 2023, applicable to all 24 properties within the Walgreens Portfolio. The amendment granted a rental abatement period of 15 months to the lessees. In accordance with ASC 842, the Company will use the straight-line method to recognize the rental income over the life of the leases through the current maturity date. Additionally, the amendment modified the initial term of the lease to expire in June 2038 and contains renewal options for ten consecutive five-year terms. The remaining lease term is 15 years.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The following table summarizes the Company's schedule of future minimum rents on its real estate owned, held for investment properties to be recognized (dollars in thousands):

Future Minimum Rents	June 30, 2023
2023 (July - December)	$6,771
2024	13,677
2025	13,841
2026	14,008
2027	14,179
2028 and beyond	163,697
Total future minimum rent	$226,173
Amortization Expense
Intangible lease assets are amortized using the straight-line method over the remaining term of the lease. The weighted average life of the intangible assets as of June 30, 2023 is approximately 15.3 years. Amortization expense for the three and six months ended June 30, 2023 totaled $1.2 million and $2.1 million, respectively. Amortization expense for the three and six months ended June 30, 2022 totaled $0.7 million and $1.4 million, respectively.
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $0.3 million and $0.4 million, respectively, for the three and six months ended June 30, 2023. There was no amortization of acquired below-market leases for the three and six months ended June 30, 2022. The following table summarizes the Company's expected acquired below (above) market leases, net amortization over the next five years, assuming no further acquisitions or dispositions (dollars in thousands):

Amortization Expense - Acquired below (above) market leases, net	June 30, 2023
2023 (July - December)	$(640)
2024	(1,281)
2025	(1,281)
2026	(1,281)
2027	(1,281)
The following table summarizes the Company's expected other identified intangible assets, net amortization over the next five years, assuming no further acquisitions or dispositions (dollars in thousands):

Amortization Expense - Other identified intangible assets	June 30, 2023
2023 (July - December)	$2,464
2024	4,928
2025	4,928
2026	4,928
2027	4,928
Note 7 - Debt
Repurchase Agreements and Revolving Credit Facilities - Commercial Mortgage Loans
The Company has entered into repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), Barclays Bank PLC (the "Barclays Revolver Facility" and the "Barclays Repo Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Atlas SP Partners (the "Atlas Repo Facility" and together with JPM Repo Facility, WF Repo Facility, Barclays Revolver Facility, and Barclays Repo Facility, collectively, the "Repo and Revolving Credit Facilities").

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The Repo and Revolving Facilities are financing sources through which the Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 65% to 75% of the principal amount of the mortgage loan being pledged. These loans are all floating rate at the Secured Overnight Financing Rate ("SOFR") plus an applicable spread.
The details of the Company's Repo and Revolving Credit Facilities as of June 30, 2023 and December 31, 2022 are as follows (dollars in thousands):

As of June 30, 2023
Repurchase and Revolving Credit Facility	Committed Financing	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility (2)	$500,000	$279,980	$11,899	8.46%	10/6/2024
Atlas Repo Facility (3)	600,000	53,313	3,784	7.60%	3/15/2024
WF Repo Facility (4)	500,000	191,808	5,527	7.91%	11/21/2023
Barclays Revolver Facility (5)	250,000	—	514	N/A	9/20/2024
Barclays Repo Facility (6)	500,000	169,938	6,711	7.65%	3/14/2025
Total	$2,350,000	$695,039	$28,435
________________________________________________________
(1) For the six months ended June 30, 2023. Includes amortization of deferred financing costs.
(2) With one-year extension option available at the Company's discretion.
(3) On March 17, 2023, the maturity date was extended to March 15, 2024. During the first quarter of 2023, this repurchase facility was transferred from Credit Suisse to Atlas SP Partners.
(4) There are three more one-year extension options available at the Company's discretion.
(5) The Company may increase the total commitment amount by an amount between $100 million and $150 million for three month intervals, on an unlimited basis prior to maturity. Additionally, on April 24, 2023, the Company extended the maturity date to September 20, 2024.
(6) There are two one-year extension options available at the Company's discretion.

As of December 31, 2022
Repurchase and Revolving Credit Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility	$500,000	$275,423	$11,773	7.42%	10/6/2024
Credit Suisse Repo Facility	600,000	168,046	8,676	7.12%	10/31/2023
WF Repo Facility	500,000	79,807	7,492	7.11%	11/21/2023
Barclays Revolver Facility	250,000	—	1,267	N/A	9/20/2023
Barclays Repo Facility	500,000	157,583	8,997	6.75%	3/14/2025
Total	$2,350,000	$680,859	$38,205
________________________________________________________
(1) For the year ended December 31, 2022. Includes amortization of deferred financing costs.
The Repo and Revolving Credit Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of June 30, 2023 and December 31, 2022, the Company is in compliance with all debt covenants.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Other financings - Commercial Mortgage Loans
On March 23, 2020, the Company transferred $15.2 million of its interest in a term loan to a regional bank via a participation agreement. Since inception, the Company's outstanding loan increased as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. On June 15, 2023, the Company extended this loan from its original maturity of June 9, 2023 to December 9, 2023. The Company incurred $1.3 million and $2.1 million of interest expense on the regional bank term loan for the three and six months ended June 30, 2023, respectively. As of June 30, 2023 and December 31, 2022 the outstanding participation balance was $61.9 million and $59.2 million, respectively. The loan accrued interest at an annual rate of one-month SOFR +2.20% (7.75% as of June 30, 2023).
On February 10, 2022, the Company transferred $38.0 million of its interest in a term loan to a regional bank via a participation agreement. Since inception, the Company's outstanding loan could increase as a result of future fundings, which could lead to an increase in amount outstanding via the participation agreement. The Company incurred $0.3 million and $0.9 million of interest expense on the regional bank term loan for the three and six months ended June 30, 2023, respectively. As of June 30, 2023 and December 31, 2022, the outstanding participation balance was $20.4 million and $17.1 million, respectively. The loan accrued interest at an annual rate of one-month SOFR + 4.01% (9.17% as of June 30, 2023) and matures on May 1, 2025.
Mortgage Note Payable
On September 17, 2021, the Company, in connection with the consolidated joint venture (as discussed in Note 5 - Real Estate Owned), originated a $112.7 million mortgage note payable, of which $88.7 million is eliminated in our consolidated financial statements (see Note 5 - Real Estate Owned). As of June 30, 2023 and December 31, 2022, the remaining outstanding mortgage note payable of $24.0 million is included in the consolidated balance sheet. As of June 30, 2023, the loan accrued interest at an annual rate of SOFR + 3.0%, which is eliminated in our consolidated financial statements, and matures on October 9, 2024.
Unsecured Debt
As of June 30, 2023, the Company had outstanding 30-year junior subordinated notes issued in 2005 and 2006 and maturing in 2035 and 2036, respectively, with a total face amount of $82.5 million. Note balances net of deferred issuance costs, and related weighted average interest rates as of the indicated dates (calculated including issuance cost amortization and adjusted for the effects of related derivatives held as cash flow hedges prior to termination) were as follows (dollars in thousands):

	As of June 30, 2023		As of December 31, 2022
	Borrowings Outstanding	Weighted Average Rate	Borrowings Outstanding	Weighted Average Rate
Junior subordinated notes maturing in:
October 2035 ($17,500 face amount)	$17,028	9.40%	$34,508	8.25%
December 2035 ($40,000 face amount)	39,532	9.18%	39,513	8.39%
September 2036 ($25,000 face amount)	24,686	9.19%	24,674	8.39%
	$81,246	9.23%	$98,695	8.34%
The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option. During the six months ended June 30, 2023 the Company recognized a realized gain on extinguishment for debt in the amount of $4.4 million as a result of the repurchase of $17.5 million par value unsecured debt at a price equal to 75% par. Interest paid on unsecured debt, including related derivative cash flows, totaled $1.72 million and $3.98 million for the three and six months ended June 30, 2023, respectively.
Repurchase Agreements - Real Estate Securities
The Company has entered into various Master Repurchase Agreements (the "MRAs") that allow the Company to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30-90 days and terms are adjusted for current market rates as necessary. These agreements are floating rate at SOFR or LIBOR plus an applicable spread.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Below is a summary of the Company's MRAs as of June 30, 2023 and December 31, 2022 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of June 30, 2023
JP Morgan Securities LLC	$110,218	$2,153	$124,272	6.07%	17
Barclays Capital Inc.	66,775	1,565	81,390	6.07%	12
Total/Weighted Average	$176,993	$3,718	$205,662	6.07%	15

As of December 31, 2022
JP Morgan Securities LLC	$103,513	$1,281	$120,751	5.34%	22
Barclays Capital Inc.	119,351	1,646	144,778	5.18%	50
Total/Weighted Average	$222,864	$2,927	$265,529	5.25%	37
________________________________________________________
(1) Includes $24.2 million and $67.1 million of CLO notes, held by the Company, which is eliminated within the Real estate securities, trading, at fair value line of the consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.
Repurchase Agreements - Real Estate Securities Classified As Trading
The Company pledges its real estate securities classified as trading as collateral for repurchase agreements with commercial banks and other financial institutions. Repurchase arrangements entered into by the Company involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date and are accounted for as financing agreements. The Company maintains the beneficial interest in the specific securities pledged during the term of each repurchase arrangement and receives the related principal and interest payments.
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
June 30, 2023
(Unaudited)
Repurchase agreements (and related pledged collateral, including accrued interest receivable), classified by remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

	Amount Outstanding	Accrued Interest Receivable	Collateral Carrying Amount	Weighted Average Borrowing Rates
As of June 30, 2023
Repurchase arrangements secured by trading securities with maturities of 30 days or less	$113,000	$370	$118,455	5.25%

As of December 31, 2022
Repurchase arrangements secured by trading securities with maturities of 30 days or less	$172,144	$544	$180,400	4.25%
Repurchase arrangements secured by trading securities with maturities of 31 to 90 days	45,000	114	47,210	4.51%
	$217,144	$658	$227,610	4.30%
Average repurchase agreements outstanding were $117.2 million and $220.1 million during the three months ended June 30, 2023 and December 31, 2022, respectively. Average repurchase agreements outstanding differed from respective quarter-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff and asset sales. Interest paid on repurchase agreements, including related derivative payments, totaled $1.74 million and $3.78 million during the three and six months ended June 30, 2023, respectively.
Collateralized Loan Obligation
As of June 30, 2023 and December 31, 2022, the notes issued by BSPRT 2019-FL5 Issuer, Ltd. and BSPRT 2019-FL5 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 20 and 25 mortgage assets having a principal balance of $320.1 million and $378.8 million respectively (the "2019-FL5 Mortgage Assets"). The sale of the 2019-FL5 Mortgage Assets to BSPRT 2019-FL5 Issuer, Ltd. is governed by a Mortgage Asset Purchase Agreement dated as of May 30, 2019, between the Company and BSPRT 2019-FL5 Issuer, Ltd.
On July 17, 2023, the Company called all of the outstanding notes issued by BSPRT 2019-FL5 Issuer, Ltd., a wholly owned indirect subsidiary of the Company. The outstanding principal of the notes on the date of the call was $122.0 million. The Company will recognize all the remaining unamortized deferred financing costs of $2.9 million as Interest expense in the Company's consolidated statements of operations in the third quarter of 2023, which will be a non-cash charge.
As of June 30, 2023 and December 31, 2022, the notes issued by BSPRT 2021-FL6 Issuer, Ltd. and BSPRT 2021-FL6 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 62 and 58 mortgage assets having a principal balance of $661.9 million and $691.1 million respectively (the "2021-FL6 Mortgage Assets"). The sale of the 2021-FL6 Mortgage Assets to BSPRT 2021-FL6 Issuer, Ltd. is governed by a Collateral Interest Purchase Agreement dated as of March 25, 2021, between the Company and BSPRT 2021-FL6 Issuer, Ltd.
As of June 30, 2023 and December 31, 2022, the notes issued by BSPRT 2021-FL7 Issuer, Ltd. and BSPRT 2021-FL7 Co-Issuer, LLC, each wholly owned indirect subsidiaries of the Company, are collateralized by interests in a pool of 37 and 39 mortgage assets having a principal balance of $883.4 million and $899.7 million respectively (the "2021-FL7 Mortgage Assets"). The sale of the 2021-FL7 Mortgage Assets to BSPRT 2021-FL7 Issuer, Ltd. is governed by a Collateral Interest Purchase Agreement dated as of March 25, 2021, between the Company and BSPRT 2021-FL7 Issuer, Ltd.
As of June 30, 2023 and December 31, 2022, the notes issued by BSPRT 2022-FL8 Issuer, Ltd. and BSPRT 2022-FL8 Co-Issuer, LLC, are collateralized by interests in a pool of 38 and 39 mortgage assets having a principal balance of $1.2 billion and $1.2 billion, respectively (the "2022-FL8 Mortgage Assets"). The sale of the 2022-FL8 Mortgage Assets to BSPRT 2022-FL8 Issuer, Ltd. is governed by a Collateral Interest Purchase Agreement dated as of December 21, 2021, between the Company and BSPRT 2022-FL8 Issuer, Ltd.
As of June 30, 2023 and December 31, 2022, the notes issued by BSPRT 2022-FL9 Issuer, LLC are collateralized by interests in a pool of 51 and 50 mortgage assets having a principal balance of $802.6 million and $797.5 million, respectively (the "2022-FL9 Mortgage Assets"). The sale of the 2022-FL9 Mortgage Assets to BSPRT 2022-FL9 Issuer, LLC is governed by a Collateral Interest Purchase Agreement, dated as of June 29, 2022, by and among FBRT Sub REIT, BSPRT 2022-FL9 Issuer, LLC, the OP, and BSPRT 2022-FL9 Seller, LLC.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The Company, through its wholly-owned subsidiaries, holds the preferred equity tranches of the above CLOs of approximately $401.8 million and $401.8 million as of June 30, 2023 and December 31, 2022, respectively. The following table represents the terms of the notes issued by 2019-FL5 Issuer, 2021-FL6 Issuer, 2021-FL7 Issuer, 2022-FL8 Issuer and 2022-FL9 Issuer (collectively the "CLOs"), as of June 30, 2023 (dollars in thousands):

CLO Facility	Tranche	Par Value Issued	Par Value Outstanding (1)	Interest Rate (2)	Maturity Date
2019-FL5 Issuer (3)	Tranche A	$407,025	$—	1M LIBOR + 115	5/15/2029
2019-FL5 Issuer (3)	Tranche A-S	76,950	—	1M LIBOR + 148	5/15/2029
2019-FL5 Issuer (3)	Tranche B	50,000	43,665	1M LIBOR + 140	5/15/2029
2019-FL5 Issuer (3)	Tranche C	61,374	61,374	1M LIBOR + 200	5/15/2029
2019-FL5 Issuer (3)	Tranche D	48,600	5,000	1M LIBOR + 240	5/15/2029
2019-FL5 Issuer (3)	Tranche E	20,250	12,000	1M LIBOR + 285	5/15/2029
2021-FL6 Issuer	Tranche A	367,500	367,500	1M LIBOR + 110	3/15/2036
2021-FL6 Issuer	Tranche A-S	86,625	86,625	1M LIBOR + 130	3/15/2036
2021-FL6 Issuer	Tranche B	33,250	33,250	1M LIBOR + 160	3/15/2036
2021-FL6 Issuer	Tranche C	41,125	41,125	1M LIBOR + 205	3/15/2036
2021-FL6 Issuer	Tranche D	44,625	44,625	1M LIBOR + 300	3/15/2036
2021-FL6 Issuer	Tranche E	11,375	11,375	1M LIBOR + 350	3/15/2036
2021-FL7 Issuer	Tranche A	508,500	508,500	1M LIBOR + 132	12/15/2038
2021-FL7 Issuer	Tranche A-S	13,500	13,500	1M LIBOR + 165	12/15/2038
2021-FL7 Issuer	Tranche B	52,875	52,875	1M LIBOR + 205	12/15/2038
2021-FL7 Issuer	Tranche C	66,375	66,375	1M LIBOR + 230	12/15/2038
2021-FL7 Issuer	Tranche D	67,500	67,500	1M LIBOR + 275	12/15/2038
2021-FL7 Issuer	Tranche E	13,500	11,250	1M LIBOR + 340	12/15/2038
2022-FL8 Issuer	Tranche A	690,000	690,000	1M AVG SOFR + 150	2/15/2037
2022-FL8 Issuer	Tranche A-S	66,000	66,000	1M AVG SOFR + 185	2/15/2037
2022-FL8 Issuer	Tranche B	55,500	55,500	1M AVG SOFR + 205	2/15/2037
2022-FL8 Issuer	Tranche C	67,500	67,500	1M AVG SOFR + 230	2/15/2037
2022-FL8 Issuer	Tranche D	81,000	81,000	1M AVG SOFR + 280	2/15/2037
2022-FL9 Issuer	Tranche A	423,667	423,667	1M Term SOFR + 230	5/15/2039
2022-FL9 Issuer	Tranche A-S	96,380	96,380	1M Term SOFR + 287	5/15/2039
2022-FL9 Issuer	Tranche B	42,166	42,166	1M Term SOFR + 337	5/15/2039
2022-FL9 Issuer	Tranche C	48,189	48,189	1M Term SOFR + 392	5/15/2039
2022-FL9 Issuer	Tranche D	49,194	49,194	1M Term SOFR + 481	5/15/2039
2022-FL9 Issuer	Tranche E	11,041	11,043	1M Term SOFR + 541	5/15/2039
		$3,601,586	$3,057,178
________________________________________________________
(1) Excludes $463.9 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligations line in the consolidated balance sheet as of June 30, 2023.
(2) On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that LIBOR tenors relevant to 2019-FL5 Issuer, 2021-FL6 Issuer, and 2021-FL7 Issuer would cease to be published or no longer be representative after June 30, 2023. The Alternative Reference Rates Committee (the “ARRC”) interpreted this announcement to constitute a benchmark transition event. The benchmark index of 1M LIBOR interest rate will convert from LIBOR to compounded SOFR, plus a benchmark adjustment of 11.448 basis points with a lookback period equal to the number of calendar days in the applicable interest accrual period plus two SOFR business days, conforming with the indenture agreement and recommendations from the ARRC. Compounded SOFR for any interest accrual period shall be the “30-Day Average SOFR” as published by the Federal Reserve Bank of New York on each benchmark determination date. Subsequent to the period ended June 30, 2023, the Company converted the indices for 2021-FL6 Issuer and 2021-FL7 Issuer to 1M Term SOFR + 11.448 basis points and the applicable spreads remains unchanged.
(3) On July 17, 2023, the Company called all of the outstanding notes issued by BSPRT 2019-FL5 Issuer, Ltd., a wholly owned indirect subsidiary of the Company.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The following table represents the terms of the notes issued by the CLOs as of December 31, 2022 (dollars in thousands):

CLO Facility	Tranche	Par Value Issued	Par Value Outstanding (1)	Interest Rate	Maturity Date
2019-FL5 Issuer	Tranche A	$407,025	$—	1M LIBOR + 115	5/15/2029
2019-FL5 Issuer	Tranche A-S	76,950	73,715	1M LIBOR + 148	5/15/2029
2019-FL5 Issuer	Tranche B	50,000	50,000	1M LIBOR + 140	5/15/2029
2019-FL5 Issuer	Tranche C	61,374	61,374	1M LIBOR + 200	5/15/2029
2019-FL5 Issuer	Tranche D	48,600	5,000	1M LIBOR + 240	5/15/2029
2019-FL5 Issuer	Tranche E	20,250	20,250	1M LIBOR + 285	5/15/2029
2021-FL6 Issuer	Tranche A	367,500	367,500	1M LIBOR + 110	3/15/2036
2021-FL6 Issuer	Tranche A-S	86,625	86,625	1M LIBOR + 130	3/15/2036
2021-FL6 Issuer	Tranche B	33,250	33,250	1M LIBOR + 160	3/15/2036
2021-FL6 Issuer	Tranche C	41,125	41,125	1M LIBOR + 205	3/15/2036
2021-FL6 Issuer	Tranche D	44,625	44,625	1M LIBOR + 300	3/15/2036
2021-FL6 Issuer	Tranche E	11,375	11,375	1M LIBOR + 350	3/15/2036
2021-FL7 Issuer	Tranche A	508,500	508,500	1M LIBOR + 132	12/21/2038
2021-FL7 Issuer	Tranche A-S	13,500	13,500	1M LIBOR + 165	12/21/2038
2021-FL7 Issuer	Tranche B	52,875	52,875	1M LIBOR + 205	12/21/2038
2021-FL7 Issuer	Tranche C	66,375	66,375	1M LIBOR + 230	12/21/2038
2021-FL7 Issuer	Tranche D	67,500	67,500	1M LIBOR + 275	12/21/2038
2021-FL7 Issuer	Tranche E	13,500	13,500	1M LIBOR + 340	12/21/2038
2022-FL8 Issuer	Tranche A	690,000	690,000	1M SOFR + 150	2/15/2037
2022-FL8 Issuer	Tranche A-S	66,000	66,000	1M SOFR + 185	2/15/2037
2022-FL8 Issuer	Tranche B	55,500	55,500	1M SOFR + 205	2/15/2037
2022-FL8 Issuer	Tranche C	67,500	67,500	1M SOFR + 230	2/15/2037
2022-FL8 Issuer	Tranche D	81,000	81,000	1M SOFR + 280	2/15/2037
2022-FL9 Issuer	Tranche A	423,667	423,667	1M SOFR + 255	5/15/2039
2022-FL9 Issuer	Tranche A-S	96,380	96,380	1M SOFR + 310	5/15/2039
2022-FL9 Issuer	Tranche B	42,166	42,166	1M SOFR + 360	5/15/2039
2022-FL9 Issuer	Tranche C	48,189	48,189	1M SOFR + 415	5/15/2039
2022-FL9 Issuer	Tranche D	49,194	49,194	1M SOFR + 505	5/15/2039
2022-FL9 Issuer	Tranche E	11,041	11,043	1M SOFR + 565	5/15/2039
		$3,601,586	$3,147,728
________________________________________________________
(1) Excludes $453.4 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligations line in the consolidated balance sheet as of December 31, 2022.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The below table reflects the total assets and liabilities of the Company's outstanding CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of June 30, 2023 and December 31, 2022 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE. The VIE's are non-recourse to the Company.

Assets (dollars in thousands)	June 30, 2023	December 31, 2022
Cash (1)	$66,877	$43,246
Commercial mortgage loans, held for investment, net (2)	3,839,734	3,942,918
Accrued interest receivable	16,570	15,444
Total Assets	$3,923,181	$4,001,608

Liabilities (dollars in thousands)
Notes payable, net (3)(4)	$3,502,260	$3,601,102
Accrued interest payable	11,694	10,582
Total Liabilities	$3,513,954	$3,611,684
________________________________________________________
(1) Includes $66.1 million and $42.5 million of cash held by the servicer related to CLO loan payoffs as of June 30, 2023 and December 31, 2022, respectively.
(2) The balance is presented net of allowance for credit losses of $21.5 million and $13.2 million as of June 30, 2023 and December 31, 2022, respectively.
(3) Includes $463.9 million and $453.4 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.
(4) The balance is presented net of deferred financing cost and discount of $25.2 million and $19.2 million as of June 30, 2023 and December 31, 2022, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 8 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income/(loss) is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2023 and June 30, 2022 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net income/(loss)	$39,644	$(25,709)	$83,483	$(48,216)
Net (income)/loss from noncontrolling interest	(41)	—	(50)	—
Less: Preferred stock dividends	6,749	6,955	13,497	27,966
Net income/(loss) applicable to common stock	$32,854	$(32,664)	$69,936	$(76,182)
Less: Participating securities' share in earnings	526	—	1,325	—
Net income/(loss) applicable to common stockholders (basic & diluted earnings per share)	$32,328	$(32,664)	$68,611	$(76,182)

Denominator
Weighted-average common shares outstanding for basic earnings per share	82,252,979	75,837,621	82,512,434	59,985,361
Weighted-average common shares outstanding for diluted earnings per share	82,252,979	75,837,621	82,512,434	59,985,361

Basic earnings per share	$0.39	$(0.43)	$0.83	$(1.27)
Diluted earnings per share	$0.39	$(0.43)	$0.83	$(1.27)
The effect of the dilutive shares excluded restricted shares and stock units for the three months ended June 30, 2023 and June 30, 2022 of 797,497 and 508,990 respectively, as the effect was anti-dilutive. The effect of the weighted average dilutive shares excluded restricted shares and stock units for the six months ended June 30, 2023 and June 30, 2022 of 754,487 and 439,013 respectively, as the effect was anti-dilutive.
The effect of the dilutive shares excluded the weighted average common equivalent of convertible preferred shares for the three months ended June 30, 2023 of 5,370,640 as the effect was anti-dilutive. The effect of dilutive shares excluded the weighted average common equivalent of convertible preferred shares for the six months ended June 30, 2022 of 5,400,395 as the effect was anti-dilutive.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 9 – Redeemable Convertible Preferred Stock and Equity Transactions
The following table presents the summary of the Company's outstanding shares of Redeemable Convertible Preferred Stock, Perpetual Preferred Stock and Common Stock as of June 30, 2023 and December 31, 2022 (dollars in thousands, except share amounts):

	Balance as of		Shares Outstanding as of		Second Quarter 2023 Dividend/Distribution Per Share (4)
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Redeemable Convertible Preferred Stock:
Series H Preferred Stock	$89,748	$89,748	17,950	17,950	$106.22
Series I Preferred Stock (1)	$—	$5,000	—	1,000	106.22
Perpetual Preferred Stock:
Series E Preferred Stock	$258,742	$258,742	10,329,039	10,329,039	$0.46875
Common Stock:
Common Stock - at par value (2)(3)	$822	$826	83,019,881	82,992,784	$0.355
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
(3) During the three and six months ended June 30, 2023, the Company repurchased 444,726 and 758,137 shares, respectively, of common stock at an average price of $12.36 per share and $12.08 per share, respectively, for a total of $5.5 million and $9.2 million, respectively. All of these shares were retired upon settlement, reducing the total outstanding shares as of June 30, 2023. See discussion in the "Stock Repurchases" section below.
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
The Company distributed $59.1 million of common stock dividends during the six months ended June 30, 2023, comprised of $58.3 million in cash and $0.8 million in shares of common stock issued under the DRIP. The Company distributed $28.3 million of common stock dividends during the six months ended June 30, 2022, comprised of $28.1 million in cash and $0.2 million in shares of common stock issued under the DRIP.
As of June 30, 2023, the Company had declared but unpaid common stock distributions of $29.5 million, declared but unpaid Series E Preferred Stock distributions of $4.8 million and declared but unpaid Series H Preferred Stock distributions of $1.9 million. As of December 31, 2022, the Company had declared but unpaid common stock distributions of $29.5 million, declared but unpaid Series E Preferred Stock distributions of $4.8 million, declared but unpaid Series H Preferred Stock Distributions of $1.9 million and declared but unpaid Series I Preferred stock distributions of $0.1 million. These amounts are included in Distributions payable on the Company’s consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
The following table is a summary of the Company’s repurchase activity of its common stock during the six months ended June 30, 2023 (dollars in thousands, except share amounts):

	For the Six Months Ended June 30, 2023
	Shares	Amount (2)
Beginning of period, authorized repurchase amount (1)		$48,421
Repurchases paid	758,137	(9,161)
Remaining as of June 30, 2023		$39,260
_________________________________________________________
(1)Amount includes commissions paid associated with share repurchases.
(2) For the six months ended June 30, 2023, the average purchase price was $12.08 per share.
As of June 30, 2023, the Company had $39.3 million remaining under the share repurchase program.
Accumulated Other Comprehensive Income/(Loss)
The following tables set forth the changes in accumulated other comprehensive income/(loss) by component (dollars in thousands).

	For the Three Months Ended
	June 30, 2023			June 30, 2022
(dollars in thousands)	Total	Available for Sale Securities	Cash Flow Hedges	Total	Available for Sale Securities	Cash Flow Hedges
Balance, Beginning of Period	$(1,935)	$(1,935)	$—	$—	$—	$—
Other comprehensive income/(loss)	636	636	—	—	—	—
Reclassification adjustment for amounts included in net income/(loss)	—	—	—	—	—	—
Balance, End of Period	$(1,299)	$(1,299)	$—	$—	$—	$—

	For the Six Months Ended
	June 30, 2023			June 30, 2022
	Total	Available for Sale Securities	Cash Flow Hedges	Total	Available for Sale Securities	Cash Flow Hedges
Balance, Beginning of Period	$390	$390	$—	$(62)	$—	$(62)
Other comprehensive income/(loss)	(1,012)	(1,012)	—	(220)	—	(220)
Reclassification adjustment for amounts included in net income/(loss)	(677)	(677)	—	282	—	282
Balance, End of Period	$(1,299)	$(1,299)	$—	$—	$—	$—

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 10 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of June 30, 2023 and December 31, 2022, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	June 30, 2023	December 31, 2022
2023 (July - December)	$32,764	$73,921
2024	304,224	312,009
2025	96,319	70,429
2026 and beyond	9,214	9,629
	$442,521	$465,988
The borrowers are generally required to meet or maintain certain metrics in order to qualify for the unfunded commitment amounts.
Litigation and Regulatory Matters
The Company is not presently named as a defendant in any material litigation arising outside the ordinary course of business. However, the Company is involved in routine litigation arising in the ordinary course of business, none of which the Company believes, individually or in the aggregate, will have a material impact on the Company’s financial condition, operating results or cash flows. Please refer to "Part II, Item 1. Legal Proceedings" for more details about the Company's ongoing litigation matters.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three and six months ended June 30, 2023 and 2022 and the associated payable as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2023	2022	2023	2022	June 30, 2023	December 31, 2022
Acquisition expenses (1)	$283	$319	$661	$634	$—	$—
Administrative services expenses	3,398	3,048	7,427	6,401	3,398	3,526
Asset management and subordinated performance fee	8,900	6,601	16,985	13,346	10,767	8,843
Other related party expenses (2)(3)	339	228	550	481	1,764	3,060
Total related party fees and reimbursements	$12,920	$10,196	$25,623	$20,862	$15,929	$15,429
_________________________________________________________
(1) Total acquisition expenses paid during the three months ended June 30, 2023 and 2022 were $1.8 million and $4.0 million, respectively, of which $1.5 million and $3.7 million, respectively, were capitalized within the commercial mortgage loans, held for investment and real estate securities, available for sale, measured at fair value lines of the consolidated balance sheets. Total acquisition expenses paid during the six months ended June 30, 2023 and 2022 were $2.9 million and $7.2 million, respectively, of which $2.2 million and $6.6 million were capitalized within the commercial mortgage loans, held for investment line of the consolidated balance sheets.
(2) These are related to reimbursable costs incurred related to the increase in loan origination activities and are included in Other expenses in the Company's consolidated statements of operations.
(3) As of June 30, 2023 and December 31, 2022, the related party payables include $1.6 million and $2.9 million, respectively, of payments made by the Advisor to third party vendors on behalf of the Company.
The payables as of June 30, 2023 and December 31, 2022, in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
Other Transactions
In the third quarter of 2021, the Company and an affiliate of the Company entered into the Jeffersonville JV to acquire a $139.5 million triple net lease property in Jeffersonville, GA. The Company has a 79% interest in the Jeffersonville JV, while the affiliate has a 21% interest. The Company invested a total of $109.8 million, made up of $88.7 million in debt and $21.1 million in equity, representing 79% of the ownership interest in the Jeffersonville JV. The affiliated fund made up the remaining $29.8 million composed of a $24.0 million mortgage note payable and $5.8 million in non-controlling interest. The Company has majority control of Jeffersonville JV and, therefore, consolidates the accounts of Jeffersonville JV into its consolidated financial statements. The Company's $88.7 million mortgage note payable to Jeffersonville JV is eliminated in consolidation (see Note 7 – Debt).
As discussed below, pursuant to the 2021 Incentive Plan, the Company issued awards of restricted stock units to its officers and certain other personnel of the Advisor who provide services to the Company under the Advisory Agreement. See Note 12 – Share-based Compensation for further information regarding this agreement.
As of June 30, 2023 and December 31, 2022, our commercial mortgage loans, held for investment, includes an aggregate of $123.6 million and $122.9 million, respectively, carrying value of loans to affiliates of our Advisor. The Company recognized $2.5 million and $4.8 million of interest income from these loans for the three and six months ended June 30, 2023, respectively, and $1.1 million and $1.8 million of interest income from these loans for the three and six months ended June 30, 2022, respectively, in the Company’s consolidated statements of operations.
In November 2022, the Company and an affiliate of the Company entered into the Walgreens JV to acquire 24 retail properties with various locations throughout the United States. The Company has a 76% interest in the Walgreens JV, while the affiliate has a 24% interest. The Company has majority control of Walgreens JV and, therefore, consolidates the accounts of Walgreens JV into our consolidated financial statements. See Note 5 – Real Estate Owned for further information regarding this joint venture.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
Under the Company's 2021 Incentive Plan, as of June 30, 2023, there were 4,526,704 shares of common stock remaining available for issuance. The Board may amend, suspend or terminate the 2021 Incentive Plan at any time; provided that no amendment, suspension or termination may impair rights or obligations under any outstanding award without the participant’s consent or violate the 2021 Incentive Plan’s prohibition on repricing. The Company's previous plan, the RSP, expired on February 7, 2023.
Service-based Restricted Stock and Restricted Stock Units
In accordance with the 2021 Incentive Plan, the Company issued awards of RSUs to its officers and certain other personnel of the Advisor who provide services to the Company under the Advisory Agreement.
Restricted Stock and RSU activity issued under the RSP and 2021 Incentive Plan, respectively, for the six months ended June 30, 2023 and 2022 are summarized below:

	Shares Outstanding				Second Quarter 2023 Weighted Average Grant Date Fair Value
	For the Six Months Ended
	June 30, 2023		June 30, 2022
	RSP	2021 Incentive Plan	RSP	2021 Incentive Plan
Unvested equity awards outstanding at beginning of period	20,934	492,107	11,184	—	$14.11
Grants	—	481,189	28,143	492,107	14.20
Forfeitures	—	—	—	—	—
Vested	(20,934)	(164,039)	(18,393)	—	14.34
Unvested equity awards outstanding at end of period	—	809,257	20,934	492,107	$14.18
The Company recognized compensation expense associated with equity awards of $1.2 million and $2.3 million during the three and six months ended June 30, 2023, respectively, compared to $0.6 million and $1.1 million during the three and six months ended June 30, 2022, respectively, which is included in Share-based compensation expense on the consolidated statements of operations. Unrecognized estimated compensation expense for these awards totaled $9.6 million as of June 30, 2023 to be expensed over a weighted average period of 1.5 years. The fair value of equity awards that vested during the six months ended June 30, 2023 was $2.7 million.
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
June 30, 2023
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
June 30, 2023
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no material transfers between levels within the fair value hierarchy for the period ended June 30, 2023. Material transfers between levels within the fair value hierarchy during the period ended December 31, 2022 were specifically related to the transfer of ARM Agency Securities from Level II to Level III.
The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	Total	Level I	Level II	Level III
June 30, 2023
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$191,849	$—	$191,849	$—
Real estate securities, trading, measured at fair value	125,215	—	—	125,215
Commercial mortgage loans, held for sale, measured at fair value	34,250	—	—	34,250
Interest rate swaps	251	—	251	—
Total assets, at fair value	$351,564	$—	$192,099	$159,465

Liabilities, at fair value
Credit default swaps	$299	$—	$299	$—
Total liabilities, at fair value	$299	$—	$299	$—

December 31, 2022
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$221,025	$—	$221,025	$—
Real estate securities, trading, measured at fair value	235,728	—	—	235,728
Commercial mortgage loans, held for sale, measured at fair value	15,559	—	—	15,559
Treasury note futures	91	91	—	—
Interest rate swaps	90	—	90	—
Credit default swaps	234	—	234	—
Total assets, at fair value	$472,727	$91	$221,349	$251,287

Liabilities, at fair value
Credit default swaps	$64	$—	$64	$—
Total liabilities, at fair value	$64	$—	$64	$—
Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. As a result, the unrealized gains and losses for assets and liabilities within the Level III category may include changes in fair value that were attributable to both observable and unobservable inputs. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of June 30, 2023 and December 31, 2022 (dollars in thousands).

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
The following table contains the Level III inputs used to value assets and liabilities on a recurring basis or where the Company discloses fair value as of June 30, 2023:

Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
June 30, 2023
Commercial mortgage loans, held for sale, measured at fair value	$34,250	Discounted Cash Flow	Yield	8.5%	8.2% - 8.7%
Real estate securities, trading, measured at fair value	125,215	Discounted Cash Flow	Yield	3.7%	2.0% - 7.5%

December 31, 2022
Commercial mortgage loans, held for sale, measured at fair value	$15,559	Discounted Cash Flow	Yield	7.2%	6.3% - 7.7%
Real estate securities, trading, measured at fair value	235,728	Discounted Cash Flow	Yield	3.3%	2.0% - 6.5%
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
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets. The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	June 30, 2023
	Commercial Mortgage Loans, held for sale, measured at fair value	Real estate securities, trading, measured at fair value
Beginning balance, January 1, 2023	$15,559	$235,728
Transfers into Level III (1)	—	—
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loans, held for sale	2,094	—
Realized gain/(loss) on sale of available for sale trading securities	—	—
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	44	—
Trading gain/(loss)	—	2,022
Purchases	76,250	—
Sales / paydowns	(59,697)	(112,535)
Transfers out of Level III (1)	—	—
Ending Balance, June 30, 2023	$34,250	$125,215
________________________________________________________
(1) There were no transfers in or out of Level III as of June 30, 2023.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Financial Instruments Measured at Fair Value on a Nonrecurring Basis
Real Estate Owned, held for sale, recorded in Real estate owned, held for sale on the consolidated balance sheets are valued at fair value on a non-recurring basis in accordance with ASC 820. Under ASC 820, the Company may utilize the income, market or cost approach (or combination thereof) to determine the fair value of real estate owned. The Company deems the inputs used in these approaches to be unobservable quantitative inputs. Therefore, the Company classifies the fair value of real estate owned, held for sale within Level II of the fair value hierarchy. As of June 30, 2023, the Company had one office property located in St. Louis, MO measured at fair value on a nonrecurring basis on our consolidated balance sheets with a fair value less estimated costs to sell of $11.8 million. During the three months ended June 30, 2023, the carrying value of the office property was written down to its estimated fair value less estimated cost to sell utilizing the market approach with an unobservable input based on the purchase price defined in a purchase and sale agreement. As a result, the Company recorded a loss of $1.9 million included in Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations. As of December 31, 2022, the Company had no assets measured at fair value on a nonrecurring basis on our consolidated balance sheets.
Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans, held for investment and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of June 30, 2023 and December 31, 2022 (dollars in thousands):

			June 30, 2023		December 31, 2022
		Level	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Commercial mortgage loans, held for investment	Asset	III	$5,062,511	$5,063,613	$5,269,776	$5,278,495
Collateralized loan obligations	Liability	III	3,031,984	2,969,339	3,121,983	3,055,810
Mortgage note payable	Liability	III	23,998	23,998	23,998	23,998
Other financing and loan participation - commercial mortgage loans	Liability	III	82,348	82,348	76,301	76,301
Unsecured debt	Liability	III	81,246	63,300	98,695	66,300
________________________________________________________
(1) The carrying value is gross of $38.9 million and $40.8 million of allowance for credit losses as of June 30, 2023 and December 31, 2022, respectively.
Repurchase agreements - commercial mortgage loans of $695.0 million and $680.9 million as of June 30, 2023 and December 31, 2022, respectively, and repurchase agreements - real estate securities of $290.0 million and $440.0 million as of June 30, 2023 and December 31, 2022, respectively, are not carried at fair value and does not include accrued interest expense, which are presented in Note 7 – Debt. For these instruments, carrying value generally approximates fair value and are classified as Level III.
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
The following derivative instruments were outstanding as of June 30, 2023 and December 31, 2022 (dollars in thousands):

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)

	June 30, 2023			December 31, 2022
		Fair Value			Fair Value
Contract type	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Credit default swaps	$20,000	$—	$299	$18,000	$234	$64
Interest rate swaps	28,700	251	—	9,800	90	—
Treasury note futures	—	—	—	3,500	91	—
Total	$48,700	$251	$299	$31,300	$415	$64
The following table indicates the net realized and unrealized gains and losses on derivatives, by primary underlying risk exposure, as included in Loss on derivative instruments in the consolidated statements of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
Contract type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Realized Gain/(Loss)
Credit default swaps	$(60)	$14	$654	$(151)
Interest rate swaps	453	559	(10,081)	25,344
Total	$393	$573	$(9,427)	$25,193

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
Contract type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Realized Gain/(Loss)
Credit default swaps	$3	$14	$555	$(47)
Interest rate swaps	161	559	(14,821)	58,331
Treasury note futures	(91)	44	(124)	939
Total	$73	$617	$(14,390)	$59,223
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
June 30, 2023
(Unaudited)
Note 15 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's derivative instruments and repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of June 30, 2023 and December 31, 2022 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral (1)	Net Amount
June 30, 2023
Derivative instruments, at fair value	$251	$—	$251	$—	$—	$251
December 31, 2022
Derivative instruments, at fair value	$415	$—	$415	$—	$—	$415
_________________________________________________________
See notes below.

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral (1)	Net Amount
June 30, 2023
Repurchase agreements - commercial mortgage loans	$695,039	$—	$695,039	$695,039	$—	$—
Repurchase agreements - real estate securities	289,993	—	289,993	289,993	—	—
Derivative instruments, at fair value	299	—	299	—	299	—
December 31, 2022
Repurchase agreements - commercial mortgage loans	$680,859	$—	$680,859	$680,859	$—	$—
Repurchase agreements - real estate securities	440,008	—	440,008	440,008	—	—
Derivative instruments, at fair value	64	—	64	—	64	—
_________________________________________________________
(1) Included in Restricted cash in the Company's consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 16 - Segment Reporting
The Company conducts its business through the following segments:
•The real estate debt business focuses on originating, acquiring and asset managing commercial real estate debt investments, including first mortgages, subordinate mortgages, mezzanine loans and participations in such loans.
•The real estate securities business focuses on investing in and asset managing real estate securities. Historically this business has focused primarily on CMBS, CRE CLO bonds, CDO notes, and other securities. As a result of the October 2021 acquisition of Capstead, the Company also holds a small portfolio of ARM Agency Securities.
•The commercial real estate conduit business operated through the Company's TRS, which is focused on generating risk-adjusted returns by originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market at a profit. The TRS may also hold certain mezzanine loans that don't qualify as good REIT assets due to any potential loss from foreclosure.
•The real estate owned business represents real estate acquired by the Company through foreclosure, deed in lieu of foreclosure, or purchase.
Profit or loss on segment operations is measured by Net income/(loss) included in the consolidated statements of operations. The following table represents the Company's operations by segment for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

Three Months Ended June 30, 2023	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$152,892	$147,258	$4,012	$748	$874
Revenue from real estate owned	6,438	—	—	—	6,438
Interest expense	75,299	70,963	3,542	301	493
Net income/(loss)	39,644	46,742	(569)	(7,378)	849
Total assets as of June 30, 2023	5,985,349	5,317,608	323,429	80,351	263,961
Three Months Ended June 30, 2022
Interest income	$70,213	$62,801	$4,891	$2,521	$—
Revenue from real estate owned	2,312	—	—	—	2,312
Interest expense	32,807	29,980	2,458	131	238
Net income/(loss)	(25,709)	(11,564)	(14,913)	(5)	773
Total assets as of December 31, 2022	6,203,601	5,444,152	474,231	63,307	221,911

Six Months Ended June 30, 2023	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$283,428	$273,207	$7,580	$1,070	$1,571
Revenue from real estate owned	9,750	—	—	—	9,750
Interest expense	146,374	137,921	6,988	517	948
Net income/(loss)	83,483	90,273	2,726	(10,692)	1,176
Total assets as of June 30, 2023	5,985,349	5,317,608	323,429	80,351	263,961
Six Months Ended June 30, 2022
Interest income	$145,471	$118,488	$23,776	$3,207	$—
Revenue from real estate owned	4,624	—	—	—	4,624
Interest expense	55,287	49,444	5,074	337	432
Net income/(loss)	(48,216)	10,528	(60,224)	(112)	1,592
Total assets as of December 31, 2022	6,203,601	5,444,152	474,231	63,307	221,911
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited)
Note 17 - Subsequent Events
Subsequent to the quarter ended June 30, 2023, the following event took place:
FL5 CLO Redemption - see Note 7 - Debt for details.

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

Book Value Per Share
The following table calculates our book value per share as of June 30, 2023 and December 31, 2022 ($ in thousands, except per share data):

	June 30, 2023	December 31, 2022
Stockholders' equity applicable to common stock	$1,311,179	$1,304,238

Shares:
Common stock	82,210,624	82,479,743
Equity compensation awards (restricted stock and restricted stock units)	809,257	513,041
Total outstanding	83,019,881	82,992,784
Book value per share	$15.79	$15.72

The following table calculates our fully-converted book value per share as of June 30, 2023 and December 31, 2022 ($ in thousands, except per share data):

	June 30, 2023	December 31, 2022
Stockholders' equity applicable to convertible common stock	$1,400,927	$1,398,986

Shares:
Common stock	82,210,624	82,479,743
Equity compensation awards (restricted stock and restricted stock units)	809,257	513,041
Series H convertible preferred stock	5,370,498	5,370,640
Series I convertible preferred stock	—	299,200
Total outstanding	88,390,379	88,662,624
Fully-converted book value per share (1) (2)	$15.85	$15.78
___________________________________________________________
(1) Fully-converted book value per share reflects full conversion of our outstanding series of convertible preferred stock and vesting of our outstanding equity compensation awards.
(2) Excluding the amounts for accumulated depreciation and amortization of real property of $8.0 million and $5.2 million as of June 30, 2023 and December 31, 2022, respectively, would result in a fully-converted book value per share of $15.94 and $15.84 as of June 30, 2023 and December 31, 2022, respectively.
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
During the six months ended June 30, 2023, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Portfolio
As of June 30, 2023 and December 31, 2022, our portfolio consisted of 156 and 161 commercial mortgage loans, respectively, excluding commercial mortgage loans accounted for under the fair value option. The Commercial mortgage loans, held for investment, net of allowance for credit losses, as of June 30, 2023 and December 31, 2022 had a total carrying value of $5,023.6 million and $5,228.9 million, respectively. As of June 30, 2023 and December 31, 2022, our total commercial mortgage loans, held for sale, measured at fair value, was comprised of one loan with total fair value of $34.3 million and two loans with total fair value of $15.6 million, respectively. As of June 30, 2023 and December 31, 2022, we had $191.8 million and $221.0 million, respectively, of Real estate securities, available for sale, measured at fair value. As of June 30, 2023 and December 31, 2022, our real estate owned, held for investment portfolio was composed of 25 and 11 investments, respectively, with carrying values of $179.3 million and $127.8 million, respectively. As of June 30, 2023 and December 31, 2022, we had one and two properties classified as real estate owned, held for sale, respectively, with combined carrying values of $11.8 million and $36.5 million, respectively.
As of June 30, 2023 and December 31, 2022 we had real estate securities, trading, measured at fair values of $125.2 million and $235.7 million, respectively. The decline in the size of this portfolio is due to the Company's progress in selling down the ARM Agency Securities portfolio acquired from the Capstead merger. The reduction in the value of this portfolio during the six months ended June 30, 2023, is due in part to (i) $15.0 million of principal paydowns, (ii) $95.5 million of sales and (iii) $2.0 million of net trading gains related to principal paydowns, changes in market values and sales of these securities.
As of June 30, 2023, we had one loan, an office property located in Portland, OR, which was designated as non-performing status in May 2023. As of June 30, 2023, the Company recorded a specific allowance for credit losses of $11.9 million on this loan. During the three months ended June 30, 2023, the Company recorded cost recoveries of $0.7 million related to the loan and charged off the specific allowance for credit losses of $11.9 million (comprised of $7.6 million on the mezzanine note and $4.3 million on the senior note), resulting in an amortized cost basis of the loan to $20.4 million. The Company did not recognize any interest income on the non-accrual loan during the three months ended June 30, 2023, (see Note 3 – Commercial Mortgage Loans).
As of June 30, 2023 and December 31, 2022 our commercial mortgage loans, held for investment excluding commercial mortgage loans on non-performing status, had a weighted average coupon of 9.1% and 8.3%, respectively, and a weighted average remaining life of 1.1 years and 1.4 years, respectively.

The following charts summarize our commercial mortgage loans, held for investment, by coupon rate type, collateral type and geographical region as of June 30, 2023 and December 31, 2022:

Rate Type - June 30, 2023
2.0%
98.0%
Fixed
Floating

Rate Type - December 31, 2022
1.6%
98.4%
Fixed
Floating

Collateral Type - June 30, 2023
1.5%
1.0%
11.5%
2.2%
6.4%
77.4%
Multifamily
Hospitality
Retail
Office
Industrial
Other

Collateral Type - December 31, 2022
1.8%
2.3%
9.7%
2.4%
7.7%
76.1%
Multifamily
Office
Hospitality
Industrial
Retail
Other

Region - June 30, 2023

4.9%
3.2%
4.0%
11.1%
35.2%
41.6%
Southwest
Southeast
Mideast
Far West
Great Lakes
Various (1)

Region - December 31, 2022
3.6%
3.1%
4.4%
33.3%
13.4%
42.2%
Southwest
Southeast
Mideast
Far West
Great Lakes
Various (1)

State - June 30, 2023

30.9%
12.7%
11.3%
5.5%
5.5%
5.1%
4.7%
4.3%
20.0%
Texas
North Carolina
Florida
Georgia
New York
Various
South Carolina
Arizona
All Other

State - December 31, 2022

22.2%
30.3%
2.9%
5.1%
3.6%
5.7%
5.6%
11.9%
12.7%
Texas
North Carolina
Florida
Georgia
New York
Various
South Carolina
Arizona
All Other

An investments region classification is defined according to the below map based on the location of investments secured property.

The following charts show the par value by contractual maturity year for the commercial mortgage loans held for investments (excluding commercial mortgage loans in principal default) in our portfolio as of June 30, 2023 and December 31, 2022:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of June 30, 2023 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate (1) (2)	Effective Yield (3)	Loan to Value (4)
Senior Debt 1	Hospitality	$4,804	Adj. 1M SOFR Term + 4.00%	9.26%	77.0%
Senior Debt 2	Multifamily	34,391	1M SOFR Term + 3.03%	8.17%	63.7%
Senior Debt 3	Multifamily	35,212	1M SOFR Term + 4.50%	9.64%	74.9%
Senior Debt 4	Hospitality	21,956	1M SOFR Term + 4.25%	9.39%	66.7%
Senior Debt 5	Office	18,557	1M SOFR Term + 4.75%	9.89%	70.0%
Senior Debt 6	Office	41,386	1M SOFR Term + 3.56%	8.70%	71.0%
Senior Debt 7	Hospitality	8,834	1M SOFR Term + 5.57%	10.71%	47.6%
Senior Debt 8	Hospitality	19,235	1M SOFR Term + 3.84%	8.98%	62.6%
Senior Debt 9	Hospitality	12,939	1M SOFR Term + 4.41%	9.55%	56.4%
Senior Debt 10	Hospitality	5,157	1M SOFR Term + 4.25%	9.39%	47.7%
Senior Debt 11	Hospitality	31,304	1M SOFR Term + 5.25%	10.39%	26.2%
Senior Debt 12	Office	15,020	1M SOFR Term + 4.00%	9.14%	70.9%
Senior Debt 13	Office	25,802	Adj. 1M SOFR Term + 4.35%	9.61%	64.9%
Senior Debt 14	Office	32,962	1M SOFR Term + 4.93%	10.07%	158.5%
Senior Debt 15	Manufactured Housing	1,316	5.50%	5.50%	62.8%
Senior Debt 16	Manufactured Housing	7,680	Adj. 1M SOFR Term + 4.50%	9.76%	56.8%
Senior Debt 17	Self Storage	29,895	Adj. 1M SOFR Term + 5.00%	10.26%	58.8%
Senior Debt 18	Multifamily	14,451	1M SOFR Term + 4.83%	9.97%	67.7%
Senior Debt 19	Office	18,003	Adj. 1M SOFR Term + 4.50%	9.76%	47.9%
Senior Debt 20	Office	64,406	5.15%	5.15%	52.5%
Senior Debt 21	Office	35,000	Adj. 1M SOFR Term + 5.21%	10.47%	66.0%
Senior Debt 22	Office	12,750	Adj. 1M SOFR Term + 5.00%	10.26%	67.8%
Senior Debt 23	Multifamily	12,363	Adj. 1M SOFR Term + 4.55%	9.81%	73.0%
Senior Debt 24	Multifamily	21,000	Adj. 1M SOFR Term + 4.60%	9.86%	66.7%
Senior Debt 25	Office	11,027	1M SOFR Term + 5.56%	10.70%	63.9%
Senior Debt 26	Office	44,913	Adj. 1M SOFR Term + 3.97%	9.22%	53.9%
Senior Debt 27 (4)	Multifamily	20,514	1M SOFR Term + 8.00%	13.14%	N/A
Senior Debt 28	Hospitality	23,000	Adj. 1M SOFR Term + 5.79%	11.05%	57.2%
Senior Debt 29	Multifamily	34,750	1M SOFR Term + 4.10%	9.24%	78.2%
Senior Debt 30	Multifamily	12,325	Adj. 1M SOFR Term + 4.50%	9.76%	83.3%
Senior Debt 31	Multifamily	5,575	Adj. 1M SOFR Term + 4.50%	9.76%	83.6%
Senior Debt 32	Multifamily	55,000	1M SOFR Term + 4.00%	9.14%	71.6%
Senior Debt 33	Multifamily	14,700	Adj. 1M SOFR Term + 3.39%	8.65%	70.6%
Senior Debt 34	Multifamily	8,898	Adj. 1M SOFR Term + 3.80%	9.06%	69.9%
Senior Debt 35	Multifamily	18,653	Adj. 1M SOFR Term + 6.25%	11.51%	67.0%
Senior Debt 36	Multifamily	19,804	Adj. 1M SOFR Term + 3.60%	8.86%	70.8%
Senior Debt 37	Multifamily	43,246	Adj. 1M SOFR Term + 2.95%	8.21%	71.6%
Senior Debt 38	Hospitality	25,700	Adj. 1M SOFR Term + 5.60%	10.86%	61.0%
Senior Debt 39	Mixed Use	32,500	Adj. 1M SOFR Term + 3.70%	8.96%	69.7%
Senior Debt 40	Multifamily	75,768	Adj. 1M SOFR Term + 2.95%	8.21%	72.6%
Senior Debt 41	Multifamily	20,960	Adj. 1M SOFR Term + 3.35%	8.61%	67.7%
Senior Debt 42	Multifamily	30,320	Adj. 1M SOFR Term + 2.95%	8.21%	70.4%
Senior Debt 43	Multifamily	35,466	Adj. 1M SOFR Term + 2.95%	8.21%	71.7%

Loan Type	Property Type	Par Value	Interest Rate (1) (2)	Effective Yield (3)	Loan to Value (4)
Senior Debt 44	Multifamily	33,588	Adj. 1M SOFR Term + 2.95%	8.21%	72.2%
Senior Debt 45	Office	6,699	Adj. 1M SOFR Term + 5.25%	10.51%	67.3%
Senior Debt 46	Multifamily	143,417	1M SOFR Term + 4.75%	9.89%	43.0%
Senior Debt 47	Hospitality	22,475	Adj. 1M SOFR Term + 5.35%	10.61%	56.8%
Senior Debt 48	Hospitality	36,750	Adj. 1M SOFR Term + 6.25%	11.51%	59.2%
Senior Debt 49 (4)	Multifamily	35,116	Adj. 1M SOFR Term + 8.00%	13.26%	N/A
Senior Debt 50	Multifamily	16,389	Adj. 1M SOFR Term + 3.75%	9.01%	76.9%
Senior Debt 51	Multifamily	30,420	Adj. 1M SOFR Term + 3.00%	8.26%	73.5%
Senior Debt 52	Multifamily	44,510	Adj. 1M SOFR Term + 3.15%	8.41%	71.0%
Senior Debt 53	Multifamily	42,850	Adj. 1M SOFR Term + 3.40%	8.66%	79.9%
Senior Debt 54	Multifamily	36,760	Adj. 1M SOFR Term + 3.64%	8.90%	66.0%
Senior Debt 55	Multifamily	8,500	Adj. 1M SOFR Term + 3.75%	9.01%	79.4%
Senior Debt 56	Multifamily	14,592	Adj. 1M SOFR Term + 3.15%	8.41%	79.8%
Senior Debt 57	Multifamily	14,200	Adj. 1M SOFR Term + 3.75%	9.01%	64.2%
Senior Debt 58	Multifamily	69,500	Adj. 1M SOFR Term + 3.25%	8.51%	77.1%
Senior Debt 59	Multifamily	10,568	Adj. 1M SOFR Term + 3.75%	9.01%	70.0%
Senior Debt 60	Multifamily	27,015	Adj. 1M SOFR Term + 3.20%	8.46%	77.3%
Senior Debt 61	Hospitality	17,122	Adj. 1M SOFR Term + 5.25%	10.51%	61.0%
Senior Debt 62	Hospitality	16,500	Adj. 1M SOFR Term + 7.10%	12.36%	73.0%
Senior Debt 63	Multifamily	56,150	Adj. 1M SOFR Term + 3.10%	8.36%	78.9%
Senior Debt 64	Multifamily	37,882	Adj. 1M SOFR Term + 2.90%	8.16%	72.2%
Senior Debt 65	Multifamily	54,994	Adj. 1M SOFR Term + 3.10%	8.36%	67.2%
Senior Debt 66	Multifamily	38,039	Adj. 1M SOFR Term + 2.90%	8.16%	72.0%
Senior Debt 67	Multifamily	67,259	Adj. 1M SOFR Term + 2.85%	8.11%	70.6%
Senior Debt 68	Multifamily	32,148	Adj. 1M SOFR Term + 3.25%	8.51%	80.0%
Senior Debt 69	Multifamily	62,850	Adj. 1M SOFR Term + 3.35%	8.61%	78.0%
Senior Debt 70	Multifamily	44,243	Adj. 1M SOFR Term + 3.00%	8.26%	74.8%
Senior Debt 71	Multifamily	46,952	Adj. 1M SOFR Term + 2.75%	8.01%	68.1%
Senior Debt 72	Multifamily	86,000	1M SOFR Term + 3.24%	8.38%	60.0%
Senior Debt 73	Multifamily	30,164	Adj. 1M SOFR Term + 2.90%	8.16%	74.2%
Senior Debt 74	Manufactured Housing	6,700	Adj. 1M SOFR Term + 4.50%	9.76%	77.9%
Senior Debt 75	Multifamily	58,680	Adj. 1M SOFR Term + 3.45%	8.71%	74.8%
Senior Debt 76	Multifamily	27,850	Adj. 1M SOFR Term + 2.90%	8.16%	72.1%
Senior Debt 77	Multifamily	14,933	Adj. 1M SOFR Term + 3.20%	8.46%	62.4%
Senior Debt 78	Multifamily	37,870	Adj. 1M SOFR Term + 3.00%	8.26%	73.3%
Senior Debt 79	Multifamily	33,921	Adj. 1M SOFR Term + 3.20%	8.46%	74.5%
Senior Debt 80	Multifamily	41,196	Adj. 1M SOFR Term + 2.90%	8.16%	71.7%
Senior Debt 81	Multifamily	66,871	Adj. 1M SOFR Term + 2.88%	8.14%	74.8%
Senior Debt 82	Multifamily	64,074	Adj. 1M SOFR Term + 2.88%	8.14%	75.5%
Senior Debt 83	Multifamily	17,019	1M SOFR Term + 3.50%	8.64%	71.7%
Senior Debt 84	Multifamily	57,660	Adj. 1M SOFR Term + 2.75%	8.01%	73.9%
Senior Debt 85	Multifamily	67,599	1M SOFR Term + 6.03%	11.17%	74.7%
Senior Debt 86	Multifamily	22,240	1M SOFR Term + 2.96%	8.10%	79.4%
Senior Debt 87	Multifamily	25,746	1M SOFR Term + 2.96%	8.10%	72.9%
Senior Debt 88	Multifamily	31,678	1M SOFR Term + 3.20%	8.34%	74.2%

Loan Type	Property Type	Par Value	Interest Rate (1) (2)	Effective Yield (3)	Loan to Value (4)
Senior Debt 89	Multifamily	78,050	1M SOFR Term + 3.45%	8.59%	78.8%
Senior Debt 90	Multifamily	81,247	1M SOFR Term + 3.21%	8.35%	76.1%
Senior Debt 91	Multifamily	24,000	1M SOFR Term + 3.10%	8.24%	72.7%
Senior Debt 92	Retail	31,000	1M SOFR Term + 3.29%	8.43%	42.5%
Senior Debt 93	Multifamily	38,234	1M SOFR Term + 3.55%	8.69%	66.2%
Senior Debt 94	Multifamily	23,433	1M SOFR Term + 2.95%	8.09%	65.6%
Senior Debt 95	Multifamily	10,775	1M SOFR Term + 3.30%	8.44%	75.7%
Senior Debt 96	Multifamily	47,444	1M SOFR Term + 2.86%	8.00%	68.2%
Senior Debt 97	Multifamily	36,824	1M SOFR Term + 2.86%	8.00%	69.7%
Senior Debt 98	Hospitality	10,504	1M SOFR Term + 5.30%	10.44%	68.2%
Senior Debt 99	Retail	16,156	1M SOFR Term + 4.95%	10.09%	63.3%
Senior Debt 100	Multifamily	82,000	1M SOFR Term + 3.20%	8.34%	74.5%
Senior Debt 101	Industrial	55,000	1M SOFR Term + 3.50%	8.64%	70.1%
Senior Debt 102	Multifamily	39,325	1M SOFR Term + 3.10%	8.24%	74.1%
Senior Debt 103	Multifamily	35,119	1M SOFR Term + 2.95%	8.09%	63.1%
Senior Debt 104	Mixed Use	19,000	1M SOFR Term + 3.42%	8.56%	65.1%
Senior Debt 105	Multifamily	85,500	1M SOFR Term + 3.15%	8.29%	69.6%
Senior Debt 106	Multifamily	31,282	1M SOFR Term + 3.30%	8.44%	76.9%
Senior Debt 107 (4)	Hospitality	10,769	1M SOFR Term + 7.05%	12.19%	N/A
Senior Debt 108 (4)(5)	Multifamily	—	1M SOFR Term + 6.75%	11.89%	N/A
Senior Debt 109	Hospitality	43,457	1M SOFR Term + 4.90%	10.04%	61.1%
Senior Debt 110	Hospitality	14,178	1M SOFR Term + 5.22%	10.36%	57.7%
Senior Debt 111	Multifamily	8,181	1M SOFR Term + 7.02%	12.16%	15.9%
Senior Debt 112	Multifamily	35,052	1M SOFR Term + 6.05%	11.19%	62.4%
Senior Debt 113	Multifamily	56,616	1M SOFR Term + 3.95%	9.09%	73.2%
Senior Debt 114	Multifamily	29,077	1M SOFR Term + 4.00%	9.14%	70.9%
Senior Debt 115	Multifamily	54,360	1M SOFR Term + 6.70%	11.84%	46.5%
Senior Debt 116	Multifamily	12,447	1M SOFR Term + 3.55%	8.69%	67.7%
Senior Debt 117	Industrial	23,050	1M SOFR Term + 4.90%	10.04%	64.6%
Senior Debt 118	Multifamily	19,660	1M SOFR Term + 3.50%	8.64%	64.5%
Senior Debt 119	Multifamily	17,600	1M SOFR Term + 4.55%	9.69%	67.2%
Senior Debt 120	Multifamily	28,979	1M SOFR Term + 3.65%	8.79%	71.0%
Senior Debt 121	Multifamily	17,330	1M SOFR Term + 3.65%	8.79%	73.9%
Senior Debt 122	Multifamily	70,750	1M SOFR Term + 3.80%	8.94%	77.9%
Senior Debt 123	Multifamily	82,949	1M SOFR Term + 3.95%	9.09%	71.8%
Senior Debt 124	Multifamily	44,015	1M SOFR Term + 3.95%	9.09%	75.9%
Senior Debt 125	Multifamily	57,130	1M SOFR Term + 3.95%	9.09%	73.7%
Senior Debt 126	Multifamily	20,490	1M SOFR Term + 3.95%	9.09%	75.1%
Senior Debt 127	Multifamily	140,051	1M SOFR Term + 3.95%	9.09%	67.8%
Senior Debt 128	Multifamily	56,000	1M SOFR Term + 3.80%	8.94%	73.8%
Senior Debt 129	Multifamily	11,675	1M SOFR Term + 4.45%	9.59%	74.8%
Senior Debt 130	Multifamily	69,200	1M SOFR Term + 3.45%	8.59%	71.6%
Senior Debt 131	Multifamily	30,223	1M SOFR Term + 6.52%	11.67%	50.1%
Senior Debt 132	Hospitality	29,644	1M SOFR Term + 6.94%	12.08%	71.2%
Senior Debt 133 (4)(5)	Multifamily	—	1M SOFR Term + 6.31%	11.45%	N/A

Loan Type	Property Type	Par Value	Interest Rate (1) (2)	Effective Yield (3)	Loan to Value (4)
Senior Debt 134	Hospitality	14,321	1M SOFR Term + 5.75%	10.89%	62.1%
Senior Debt 135	Manufactured Housing	10,550	1M SOFR Term + 4.75%	9.89%	53.8%
Senior Debt 136 (5)	Hospitality	—	1M SOFR Term + 7.50%	12.64%	6.2%
Senior Debt 137	Multifamily	47,293	1M SOFR Term + 4.20%	9.34%	70.1%
Senior Debt 138	Multifamily	51,000	1M SOFR Term + 3.75%	8.89%	64.6%
Senior Debt 139	Multifamily	14,635	1M SOFR Term + 4.25%	9.39%	68.1%
Senior Debt 140	Hospitality	28,300	1M SOFR Term + 5.25%	10.39%	54.9%
Senior Debt 141	Multifamily	55,500	1M SOFR Term + 3.85%	8.99%	44.8%
Senior Debt 142	Hospitality	10,500	1M SOFR Term + 5.50%	10.64%	39.6%
Senior Debt 143	Hospitality	120,000	1M SOFR Term + 4.90%	10.04%	53.6%
Senior Debt 144	Multifamily	64,500	1M SOFR Term + 5.00%	10.14%	62.3%
Senior Debt 145	Hospitality	38,076	1M SOFR Term + 3.75%	8.89%	39.1%
Senior Debt 146	Multifamily	21,700	1M SOFR Term + 3.95%	9.09%	29.4%
Senior Debt 147	Multifamily	19,793	4.75%	4.75%	85.7%
Senior Debt 148	Hospitality	16,865	5.99%	5.99%	52.9%
Mezzanine Loan 1	Multifamily	3,000	1M SOFR Term + 9.23%	14.37%	62.2%
Mezzanine Loan 2	Multifamily	10,000	1M SOFR Term + 16.29%	21.43%	86.2%
Mezzanine Loan 3	Retail	3,000	1M SOFR Term + 12.00%	17.14%	46.6%
Mezzanine Loan 4	Mixed Use	1,000	1M SOFR Term + 11.00%	16.14%	68.5%
Mezzanine Loan 5	Hospitality	1,350	1M SOFR Term + 9.25%	14.39%	64.6%
Mezzanine Loan 6 (5)	Hospitality	—	1M SOFR Term + 10.00%	15.14%	6.2%
Mezzanine Loan 7 (5)	Multifamily	—	1M SOFR Term + 4.50%	9.64%	74.9%
Mezzanine Loan 8	Multifamily	11,700	1M SOFR Term + 3.95%	9.09%	45.2%
		$5,086,090		9.05%	66.9%
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
(2) On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that LIBOR tenors would cease to be published or no longer be representative after June 30, 2023. The Alternative Reference Rates Committee (the “ARRC”) interpreted this announcement to constitute a benchmark transition event. The benchmark index of LIBOR interest rate will convert from LIBOR to compounded SOFR, plus a benchmark adjustment of 11.448 basis points. As of June 30, 2023, our commercial mortgage loans, held for investment which were indexed at LIBOR were converted to SOFR utilizing the 11.448 basis points adjustment and the applicable spreads remains unchanged. The loans which have the SOFR adjustment are indicated with "Adj. 1M SOFR Term."
(2) Effective yield is calculated as the spread of the loan plus the greater of the applicable index or index floor.
(3) Loan-to-value percentage ("LTV") represents the ratio of the loan amount to the appraised value of the property at the time of origination. However, for predevelopment construction loans at origination, LTV is not applicable and is therefore nil.
(4) Commitment on the loan was unfunded as of June 30, 2023.
The following table shows selected data from our commercial mortgage loans, held for sale, measured at fair value as of June 30, 2023 (dollars in thousands):

Loan Type	Property Type	Par Value	Interest Rate	Effective Yield	Loan to Value (1)
TRS Senior Debt 1	Hospitality	$34,250	8.45%	8.45%	56.52%
__________________________________________________________
(1) Loan-to-value percentage (LTV) represents the ratio of the loan amount to the appraised value of the property at the time of origination.

The following table shows selected data from our real estate owned, held for investment assets in our portfolio as of June 30, 2023 (dollars in thousands):

Type	Property Type	Carrying Value
Real Estate Owned 1	Industrial	$86,595
Real Estate Owned 2	Retail	92,657
		$179,252
The following table shows selected data from our real estate owned, held for sale assets in our portfolio as of June 30, 2023 (dollars in thousands):

Type	Property Type	Carrying Value
Real Estate Owned, held for sale	Office	$11,760
The following is a summary of the Company's RMBS, all of which were ARM Agency Securities, classified by collateral type and interest rate characteristics as of June 30, 2023 (dollars in thousands):

Type	Carrying Amount	Average Yield (1)
Fannie Mae/Freddie Mac ARMs	$125,215	3.50%
___________________________________________________________
(1) Average yield is presented for the period then ended and is based on the cash component of interest income expressed as a percentage on average cost basis (the “cash yield”).
The following table shows selected data from our real estate securities, CRE CLO bonds, measured at fair value as of June 30, 2023 (dollars in thousands):

Type	Interest Rate	Maturity	Par Value	Fair Value	Effective Yield
CRE CLO bond 1	1 month SOFR + 2.78%	8/19/2035	$40,000	$39,540	7.9%
CRE CLO bond 2	1 month SOFR + 3.23%	8/19/2035	25,000	24,827	8.4%
CRE CLO bond 3	1 month SOFR + 2.90%	10/19/2039	28,340	28,391	8.0%
CRE CLO bond 4	1 month SOFR + 2.83%	2/19/2038	5,885	5,840	8.0%
CRE CLO bond 5	1 month SOFR + 3.48%	2/19/2038	14,382	14,270	8.6%
CRE CLO bond 6	1 month SOFR + 4.25%	1/25/2037	10,900	10,386	9.4%
CRE CLO bond 7	1 month SOFR + 1.35%	11/15/2036	4,300	4,219	6.6%
CRE CLO bond 8	1 month SOFR + 1.45%	1/15/2037	14,800	14,530	6.5%
CRE CLO bond 9	1 month SOFR + 3.20%	5/25/2038	50,000	49,846	8.3%
			$193,607	$191,849

Results of Operations
The Company conducts its business through the following segments:
•The real estate debt business focuses on originating, acquiring and asset managing commercial real estate debt investments, including first mortgages, subordinate mortgages, mezzanine loans and participations in such loans.
•The real estate securities business focuses on investing in and asset managing real estate securities. Historically this business has focused primarily on CMBS, CRE CLO bonds, CDO notes, and other securities. As a result of the October 2021 acquisition of Capstead, the Company also holds a small portfolio of ARM Agency Securities.
•The commercial real estate conduit business operated through the Company's TRS, which is focused on generating risk-adjusted returns by originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market at a profit. The TRS may also hold certain mezzanine loans that don't qualify as good REIT assets due to any potential loss from foreclosure.
•The real estate owned business represents real estate acquired by the Company through foreclosure, deed in lieu of foreclosure, or purchase.

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Three Months Ended June 30,
	2023			2022
	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)
Interest-earning assets:
Real estate debt (5)	$4,957,208	$147,258	11.9%	$4,839,568	$62,801	5.2%
Real estate conduit	29,446	748	10.2%	148,608	2,521	6.8%
Real estate securities	272,291	4,012	5.9%	815,977	4,891	2.4%
Real Estate Owned	99,252	874	3.5%	—	—	—%
Total	$5,358,197	$152,892	11.4%	$5,804,153	$70,213	4.8%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$668,366	$15,070	9.0%	$834,337	$8,674	4.2%
Other financing and loan participation - commercial mortgage loans	79,231	1,938	9.8%	42,996	360	3.3%
Repurchase Agreements - real estate securities	249,732	3,542	5.7%	786,495	1,330	0.7%
Collateralized loan obligations	3,067,338	52,963	6.9%	2,709,853	21,086	3.1%
Unsecured debt	81,233	1,786	8.8%	103,577	1,357	5.2%
Total	$4,145,900	$75,299	7.3%	$4,477,258	$32,807	2.9%
Net interest income/spread		$77,593	4.1%		$37,406	1.9%
Average leverage % (6)	77.4%			77.1%
Weighted average levered yield (7)			25.6%			11.3%
_________________________________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the three months ended June 30, 2023 and June 30, 2022, respectively.
(2) Includes the effect of amortization of premium or accretion of discount and deferred fees.
(3) Calculated as interest income or expense divided by average carrying value.
(4) Annualized.
(5) The Company sold the Brooklyn hotel asset in April 2023 resulting in $15.5 million and $4.9 million in coupon and default interest income, respectively, recognized in the Company's real estate debt segment during the three months ended June 30, 2023.
(6) Calculated by dividing total average interest-bearing liabilities by total average interest-earning assets.
(7) Calculated by dividing net interest income/spread by the average interest-earning assets less average interest-bearing liabilities.
Interest Income
Interest income for the three months ended June 30, 2023 and June 30, 2022 totaled $152.9 million and $70.2 million, respectively, an increase of $82.7 million. This was primarily due to an increase of $117.6 million in the average carrying value of our real estate debt coupled with an approximate 420 basis point increase in daily average LIBOR/SOFR rates and additional proceeds of $20.4 million related to proceeds from the Brooklyn hotel sale. As of June 30, 2023, our portfolio consisted of (i) 156 commercial mortgage loans, held for investment, (ii) one commercial mortgage loan, held for sale, measured at fair value, (iii) nine real estate securities, available for sale, measured at fair value and (iv) RMBS. As of June 30, 2022, our portfolio consisted of (i) 174 commercial mortgage loans, held for investment, (ii) six commercial mortgage loans, held for sale, measured at fair value and (iii) RMBS.

Interest Expense
Interest expense for the three months ended June 30, 2023 and June 30, 2022 totaled $75.3 million and $32.8 million, respectively, an increase of $42.5 million. This was primarily due to an increase of $357.5 million in the average carrying value of our collateralized loan obligations coupled with an approximate 420 basis point increase in daily average LIBOR/SOFR rates partially offset by a decrease of $166.0 million in the average carrying value of our repurchase agreements - commercial mortgage loans.
Revenue from Real Estate Owned
For the three months ended June 30, 2023 and June 30, 2022, revenue from real estate owned was $6.4 million and $2.3 million, respectively. The $4.1 million increase was primarily the result of additional retail properties brought on as real estate owned, held for investment.
(Provision)/Benefit for Credit losses
Provision for credit losses was $21.6 million during the three months ended June 30, 2023 compared to a provision of $32.5 million during the three months ended June 30, 2022. The following paragraphs set forth explanations for changes in the general and specific reserves for the three months ended June 30, 2023 and 2022.
For the three months ended June 30, 2023 and June 30, 2022, the increase in general provision of $9.7 million and $4.1 million, respectively, was primarily due to a more pessimistic view of the macroeconomic scenario utilized for the CECL model. For the three months ended June 30, 2023, this increase was partially offset by a decrease in our loan portfolio compared to the preceding period. Comparatively, for the three months ended June 30, 2022, this increase was primarily the result of an increase in our loan portfolio compared to the preceding period.
For the three months ended June 30, 2023, the Company recognized $11.9 million of additional specific CECL provision on one office loan located in Portland, OR. Comparatively, for the three months ended June 30, 2022, a specific CECL allowance of $28.4 million was recorded for a retail portfolio located throughout the United States (the "Walgreens Portfolio") as the result of fraudulent underwriting documents provided to the Company during origination.
Realized Gain/(Loss) on Extinguishment of Debt
Realized gain on extinguishment of debt for the three months ended June 30, 2023 and June 30, 2022 was $0.3 million and $15.0 thousand, respectively, related to the BSPRT 2021-FL7 E and BSPRT 2018-FL4 D buybacks, respectively.
Realized Gain/(Loss) on Sale of Available for Sale Trading Securities
There were no sales of available for sale trading securities during the three months ended June 30, 2023 and 2022.
Realized Gain/(Loss) on Sale of Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended June 30, 2023 of $2.1 million and realized loss for three months ended June 30, 2022 of $1.8 million was related to $57.6 million and $162.0 million sales of commercial real estate loans into the CMBS securitization market, respectively, with proceeds on the sales of $59.7 million and $160.2 million, respectively.
Unrealized Gain/(Loss) on Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Unrealized loss on commercial mortgage loans, held for sale, measured at fair value for the three months ended June 30, 2023 and June 30, 2022 was $0.3 million and $2.8 million, respectively. The $2.5 million decrease in loss was primarily related to the reversal of unrealized gain/loss on sales of commercial real estate loans into the CMBS securitization market.
Gain/(Loss) on Other Real Estate Investments
Loss on other real estate investments for the three months ended June 30, 2023 was $1.7 million due to the decreased fair value on our real estate owned, held for sale property. There was no gain/loss on other real estate investments for the three months ended June 30, 2022.
Trading Gain/(Loss)
Trading loss for the three months ended June 30, 2023 and June 30, 2022 of $0.9 million and $22.5 million, respectively, was attributable to principal paydowns, changes in market values and gains on sales of ARM Agency Securities.

Net Result from Derivative Transactions
Net result from derivative transactions for the three months ended June 30, 2023 of a $1.0 million gain was composed of a realized gain of $0.6 million primarily due to the termination and settlement of $69.0 million notional amount of our interest rate swap positions coupled with an unrealized gain of $0.4 million. This is compared to a net gain on our derivative portfolio of $15.8 million composed of a realized gain of $25.2 million primarily due to the termination and settlement of $1.8 billion notional amount of our interest rate swap positions designed to hedge the RMBS portfolio partially offset by an unrealized loss of $9.4 million for the three months ended June 30, 2022.
(Provision)/Benefit for Income Tax
Provision for income tax for the three months ended June 30, 2023 was $53.0 thousand compared to a benefit of $114.0 thousand for the three months ended June 30, 2022. The difference is due to change in taxable income/loss at our TRS.
Net (Income)/Loss Attributable to Non-controlling Interest
Net income attributable to non-controlling interest in our consolidated joint ventures for the three months ended June 30, 2023 amounted to $41.0 thousand. There was no net income/loss attributable to non-controlling interest for the three months ended June 30, 2022.
Preferred Share Dividends of Franklin BSP Realty Trust, Inc.
Preferred share dividends were $6.7 million for the three months ended June 30, 2023, compared to $7.0 million for the three months ended June 30, 2022, a decrease of $0.3 million. The decrease is primarily due to the automatic conversion into Common Stock of the Company's Series C Convertible Preferred Stock in October 2022 and Series I Convertible Preferred Stock in January 2023 (see Note 9 – Redeemable Convertible Preferred Stock and Equity Transactions).
Expenses from operations
Expenses from operations for the three months ended June 30, 2023 and 2022 consisted of the following (dollars in thousands):

	Three Months Ended June 30,
	2023	2022
Asset management and subordinated performance fee	$8,900	$6,601
Acquisition expenses	283	319
Administrative services expenses	3,398	3,048
Professional fees	2,794	8,054
Share-based compensation	1,228	682
Depreciation and amortization	2,196	1,296
Other expenses	4,301	1,663
Total expenses from operations	$23,100	$21,663
The increase in operating expenses was primarily related to (i) an increase in asset management and subordinated performance fees due to incentive fees incurred for the three months ended June 30, 2023, (ii) an increase in share-based compensation expense due to equity awards issued under the Company's 2021 Incentive Plan during the three months ended June 30, 2023 partially offset by (iii) a decrease in professional fees primarily related to the reduction in legal costs associated with our recovery efforts related to a hotel asset and the Walgreens Portfolio.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the six months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Six Months Ended June 30,
	2023			2022
	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)
Interest-earning assets:
Real estate debt (5)	$4,989,919	$273,207	11.0%	$4,601,665	$118,489	5.1%
Real estate conduit	22,574	1,070	9.5%	120,337	3,207	5.3%
Real estate securities	276,240	7,580	5.5%	2,001,486	23,775	2.4%
Real Estate Owned	99,742	1,571	3.2%	—	—	—%
Total	$5,388,475	$283,428	10.5%	$6,723,488	$145,471	4.3%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$669,964	$29,603	8.8%	$823,799	$16,279	4.0%
Other financing and loan participation - commercial mortgage loans	75,715	3,378	8.9%	40,683	587	2.9%
Repurchase Agreements - real estate securities	262,257	6,989	5.3%	1,936,934	2,721	0.3%
Collateralized loan obligations	3,088,627	102,499	6.6%	2,612,134	33,009	2.5%
Unsecured debt	89,956	3,905	8.7%	104,697	2,691	5.1%
Total	$4,186,519	$146,374	7.0%	$5,518,247	$55,287	2.0%
Net interest income/spread		$137,054	3.5%		$90,184	2.3%
Average leverage % (6)	77.7%			82.1%
Weighted average levered yield (7)			22.8%			15.0%
_________________________________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the six months ended June 30, 2023 and June 30, 2022, respectively.
(2) Includes the effect of amortization of premium or accretion of discount and deferred fees.
(3) Calculated as interest income or expense divided by average carrying value.
(4) Annualized.
(5) The Company sold the Brooklyn hotel asset in April 2023 resulting in $15.5 million and $4.9 million in coupon and default interest income, respectively, recognized in the Company's real estate debt segment during the six months ended June 30, 2023.
(6) Calculated by dividing total average interest-bearing liabilities by total average interest-earning assets.
(7) Calculated by dividing net interest income/spread by the average interest-earning assets less average interest-bearing liabilities.
Interest Income
Interest income for the six months ended June 30, 2023 and June 30, 2022 totaled $283.4 million and $145.5 million, respectively, an increase of $138.0 million. This was primarily due to an increase of $388.3 million in the average carrying value of our real estate debt coupled with an approximate 430 basis point increase in daily average LIBOR/SOFR rates and additional proceeds of $20.4 million related to proceeds from the Brooklyn hotel sale. As of June 30, 2023, our portfolio consisted of (i) 156 commercial mortgage loans, held for investment, (ii) one commercial mortgage loans, held for sale, measured at fair value, (iii) nine real estate securities, available for sale, measured at fair value and (iv) RMBS. As of June 30, 2022, our portfolio consisted of (i) 174 commercial mortgage loans, held for investment, (ii) six commercial mortgage loans, held for sale, measured at fair value and (iii) RMBS.

Interest Expense
Interest expense for the six months ended June 30, 2023 and June 30, 2022 was $146.4 million and $55.3 million, respectively, an increase of $91.1 million. This was primarily due to an increase of $476.5 million in the average carrying value of our collateralized loan obligations coupled with an approximate 430 basis point increase in average LIBOR/SOFR rates partially offset by a decrease of $153.8 million in the average carrying value of our repurchase agreements - commercial mortgage loans and a decrease of $1.7 billion in the average carrying value of our repurchase agreements - real estate securities.
Revenue from Real Estate Owned
For the six months ended June 30, 2023 and June 30, 2022, revenue from real estate owned was $9.8 million and $4.6 million, respectively. The $5.2 million increase was primarily the result of the retail properties brought on as real estate owned, held for investment.
Provision/(Benefit) for Credit losses
Provision for credit losses was $26.0 million during the six months ended June 30, 2023 compared to a provision of $31.6 million during the six months ended June 30, 2022. The following paragraphs set forth explanations for changes in the general and specific reserves for the six months ended June 30, 2023 and June 30, 2022.
For the six months ended June 30, 2023 and June 30, 2022, the increase in general provision of $13.3 million and $3.1 million, respectively, was primarily due to a more pessimistic view of the macroeconomic scenario utilized for the CECL model. For the six months ended June 30, 2023, this was partially offset by a decrease in our loan portfolio compared to the preceding period. Comparatively, for the six months ended June 30, 2022, this increase was primarily the result of an increase in our loan portfolio compared to the preceding period.
For the six months ended June 30, 2023, the increase in specific CECL reserve of $12.7 million was primarily related to the additional specific CECL provision on one office loan located in Portland, OR coupled with higher capitalization rates on the assumed fair value of the properties in the Walgreens Portfolio. Comparatively, for the six months ended June 30, 2022, a specific CECL allowance of $28.4 million was recorded for the loan collateralized by the Walgreens Portfolio as the result of fraudulent underwriting documents provided to the Company during origination.
Realized Gain/(Loss) on Extinguishment of Debt
Realized gain on extinguishment of debt for the six months ended June 30, 2023 and June 30, 2022 was $5.0 million and $15.0 thousand, respectively. This increase is primarily related to the redemption of $17.5 million par value unsecured debt at a price equal to 75% par coupled with the BSPRT 2021-FL7 E buyback.
Realized Gain/(Loss) on Sale of Available for Sale Trading Securities
Realized gain on sale of available for sale trading securities for the six months ended June 30, 2023 of $0.6 million was primarily related to the sale of four CRE CLO bonds. There were no sales of available for sale trading securities during the six months ended June 30, 2022.
Realized Gain/(Loss) on Sale of Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Realized gain on commercial mortgage loans, held for sale, measured at fair value for the six months ended June 30, 2023 and June 30, 2022 was $2.1 million and $0.1 million, respectively. This increase in gain was related to $57.6 million sales of commercial real estate loans into the CMBS securitization market with proceeds on the sales of $59.7 million
Unrealized Gain/(Loss) on Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Unrealized gain on commercial mortgage loans, held for sale, measured at fair value for the six months ended June 30, 2023 was $44.0 thousand compared to a loss of $3.7 million for the six months ended June 30, 2022. The $3.8 million increase to a gain was primarily related to the reversal of unrealized gain/loss on sales of commercial real estate loans into the CMBS securitization market.
Gain/(Loss) on Other Real Estate Investments
Loss on other real estate investments for the six months ended June 30, 2023 of $3.0 million compared to $29.0 thousand for the six months ended June 30, 2022, an increase in loss of $3.0 million was the result of a sale on one real estate owned, held for sale property resulting in a loss of $1.2 million in addition to a write-down to fair value of one property of $1.9 million.

Trading Gain/(Loss)
Trading gain for the six months ended June 30, 2023 of $2.0 million and trading loss for the six months ended June 30, 2022 of $111.0 million was attributable to principal paydowns, changes in market values and gains on sales of ARM Agency Securities.
Net Result from Derivative Transactions
Net result from derivative transactions for the six months ended June 30, 2023 of a $0.7 million gain was composed of a realized gain of $0.6 million primarily due to the termination and settlement of $72.3 million notional amount of our interest rate swap positions coupled with an unrealized gain of $0.1 million. This is compared to a net gain on our derivative portfolio of $44.8 million composed of a realized gain of $59.2 million primarily due to the termination and settlement of $5.4 billion notional amount of our interest rate swap positions designed to hedge the RMBS portfolio partially offset by an unrealized loss of $14.4 million for the six months ended June 30, 2022.
(Provision)/Benefit for Income Tax
Benefit for income tax for the six months ended June 30, 2023 was $0.6 million compared to a benefit of $0.1 million for the six months ended June 30, 2022. The difference is due to change in taxable income/loss at our TRS.
Net (Income)/Loss Attributable to Non-controlling Interest
Net income attributable to non-controlling interest in our consolidated joint ventures for the six months ended June 30, 2023 amounted to $0.1 million. There was no net income/loss attributable to non-controlling interest for the six months ended June 30, 2022.
Preferred Share Dividends of Franklin BSP Realty Trust, Inc.
Preferred share dividends were $13.5 million for the six months ended June 30, 2023 compared to $28.0 million for the six months ended June 30, 2022, a decrease of $14.5 million. The decrease is primarily due to the automatic conversion into Common Stock of the Company's Series F Convertible Preferred Stock in April 2022, Series C Convertible Preferred Stock in October 2022 and Series I Convertible Preferred Stock in January 2023 (see Note 9 – Redeemable Convertible Preferred Stock and Equity Transactions).
Expenses from Operations
Expenses from operations for the six months ended June 30, 2023 and 2022 consisted of the following (dollars in thousands):

	Six Months Ended
	June 30, 2023	June 30, 2022
Asset management and subordinated performance fee	$16,985	$13,346
Acquisition expenses	661	634
Administrative services expenses	7,427	6,401
Professional fees	7,608	14,213
Share-based compensation	2,250	1,182
Depreciation and amortization	4,001	2,591
Other expenses	6,467	3,425
Total expenses from operations	$45,399	$41,792
The increase in operating expenses was primarily related to (i) an increase in asset management and subordinated performance fees due to incentive fees incurred for the six months ended June 30, 2023, (ii) increase in shared-based compensation expense due to equity awards issued under the Company's 2021 Incentive Plan during the six months ended June 30, 2023 partially offset by (iii) a decrease in professional fees primarily related to the reduction in legal costs associated with our recovery efforts related to a hotel asset and the Walgreens Portfolio.

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended March 31, 2023
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended June 30, 2023 and March 31, 2023 (dollars in thousands):

	Three Months Ended
	June 30, 2023			March 31, 2023
	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (3)(4)
Interest-earning assets:
Real estate debt (5)	$4,957,208	$147,258	11.9%	$5,127,298	$125,949	9.8%
Real estate conduit	29,446	748	10.2%	15,625	322	8.2%
Real estate securities	272,291	4,012	5.9%	280,233	3,568	5.1%
Real Estate Owned	99,252	874	3.5%	68,839	697	4.1%
Total	$5,358,197	$152,892	11.4%	$5,491,995	$130,536	9.5%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$668,366	$15,070	9.0%	$671,580	$14,533	8.7%
Other financing and loan participation - commercial mortgage loans	79,231	1,938	9.8%	72,160	1,440	8.0%
Repurchase Agreements - real estate securities	249,732	3,542	5.7%	274,935	3,446	5.0%
Collateralized loan obligations	3,067,338	52,963	6.9%	3,110,153	49,537	6.4%
Unsecured debt	81,233	1,786	8.8%	98,708	2,119	8.6%
Total	$4,145,900	$75,299	7.3%	$4,227,536	$71,075	6.7%
Net interest income/spread		$77,593	4.1%		$59,461	2.8%
Average leverage % (6)	77.4%			77.0%
Weighted average levered yield (7)			25.6%			18.8%
_________________________________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the three months ended June 30, 2023 and March 31, 2023, respectively.
(2) Includes the effect of amortization of premium or accretion of discount and deferred fees.
(3) Calculated as interest income or expense divided by average carrying value.
(4) Annualized.
(5) The Company sold the Brooklyn hotel asset in April 2023 resulting in $15.5 million and $4.9 million in coupon and default interest income, respectively, recognized in the Company's real estate debt segment during the three months ended June 30, 2023.
(6) Calculated by dividing total average interest-bearing liabilities by total average interest-earning assets.
(7) Calculated by dividing net interest income/spread by the average interest-earning assets less average interest-bearing liabilities.
Interest Income
Interest income for the three months ended June 30, 2023 and March 31, 2023 totaled $152.9 million and $130.5 million, respectively, an increase of $22.4 million. This was primarily due to an approximate 46 basis point increase in daily average LIBOR/SOFR rates and additional proceeds of $20.4 million related to proceeds from the Brooklyn hotel sale. As of June 30, 2023, our portfolio consisted of (i) 156 commercial mortgage loans, held for investment, (ii) one commercial mortgage loan, held for sale, measured at fair value, (iii) nine real estate securities, available for sale, measured at fair value and (iv) RMBS. As of March 31, 2023, our portfolio consisted of (i) 157 commercial mortgage loans, held for investment, (ii) two commercial mortgage loans, held for sale, (iii) five real estate securities, available for sale, measured at fair value and (iv) RMBS.

Interest Expense
Interest expense for the three months ended June 30, 2023 and March 31, 2023 totaled $75.3 million and $71.1 million, respectively, an increase of $4.2 million. This was primarily due to an approximate 46 basis point increase in daily average LIBOR/SOFR rates.
Revenue from Real Estate Owned
For the three months ended June 30, 2023 and March 31, 2023, our revenue from real estate owned was $6.4 million and $3.3 million, respectively. The $3.1 million increase was primarily the result of an additional retail properties brought on as real estate owned, held for investment.
(Provision)/Benefit for Credit losses
Provision for credit losses was $21.6 million during the three months ended June 30, 2023 compared to a provision of $4.4 million during three months ended March 31, 2023. The following paragraphs set forth explanations for changes in the general and specific reserves for the three months ended June 30, 2023 and March 31, 2023.
For the three months ended June 30, 2023 and March 31, 2023, the increase in general provision of $9.7 million and $3.5 million, respectively, was primarily due to a more pessimistic view of the macroeconomic scenario utilized for the CECL model partially offset by a slight decrease in our loan portfolio compared to the preceding periods.
For the three months ended June 30, 2023, the Company recognized $11.9 million of additional CECL provision on one office loan located in Portland, OR. Comparatively, for the three months ended March 31, 2023, the increase in specific CECL allowance of $0.8 million was due to higher capitalization rates on the assumed fair value of the Walgreens Portfolio which was partially offset by the cost recovery proceeds received during the quarter.
Realized Gain/(Loss) on Extinguishment of Debt
Realized gain on extinguishment of debt for the three months ended June 30, 2023 was $0.3 million related to the BSPRT 2021-FL7 E buyback. Realized gain on extinguishment of debt for the three months ended March 31, 2023 was $4.8 million related to the redemption of $17.5 million par value unsecured debt at a price equal to 75% par.
Realized Gain/(Loss) on Sale of Available for Sale Trading Securities
There were no sales of available for sale trading securities during the three months ended June 30, 2023. For the quarter ended March 31, 2023, realized gain on sale of available for sale trading securities of $0.6 million was primarily due to the sale of four CRE CLO bonds.
Realized Gain/(Loss) on Sale of Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended June 30, 2023 of $2.1 million was primarily related to the $57.6 million sales of commercial real estate loans into the CMBS securitization market with proceeds on the sales of $59.7 million. There were no sales of commercial mortgage loans, held for sale, measured at fair value for three months ended March 31, 2023.
Unrealized Gain/(Loss) on Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Unrealized loss on commercial mortgage loans, held for sale, measured at fair value for the three months ended June 30, 2023 was $0.3 million compared to a gain of $0.3 million for the three months ended March 31, 2023. The $650.0 thousand decrease to a loss was primarily related to the reversal of unrealized gain/loss on sales of commercial real estate loans into the CMBS securitization market.
Gain/(Loss) on Other Real Estate Investments
Loss on other real estate investments for the three months ended June 30, 2023 and March 31, 2023 was $1.7 million and $1.3 million, respectively. The $0.4 million increase in loss is a result of additional loss on our real estate owned, held for sale asset due to decreases in fair values.
Trading Gain/(Loss)
Trading loss for the three months ended June 30, 2023 of $0.9 million and trading gain for the three months ended March 31, 2023 of $3.0 million was attributable to principal paydowns, changes in market values and losses on sales of ARM Agency Securities.

Net Result from Derivative Transactions
Net result from derivative transactions for the three months ended June 30, 2023 of a $1.0 million gain was composed of a realized gain of $0.6 million primarily due to the termination and settlement of $69.0 million notional amount of our interest rate swap positions coupled with an unrealized gain of $0.4 million. This is compared to a net loss on our derivative portfolio of $0.3 million composed of a realized gain of $44.0 thousand primarily due to the termination and settlement of $3.3 million of our interest rate swap positions offset by an unrealized loss of $0.3 million for the three months ended March 31, 2023 .
(Provision)/Benefit for Income Tax
Provision for income tax for the three months ended June 30, 2023 was $0.1 million compared to a benefit of $0.7 million for the three months ended March 31, 2023. The difference is due to change in taxable income/loss at our TRS.
Net Income/(Loss) Attributable to Non-controlling Interest
Net loss attributable to non-controlling interest in our consolidated joint ventures for the three months ended June 30, 2023 and March 31, 2023 amounted to $41.0 thousand and $9.0 thousand, respectively.
Preferred Share Dividends of Franklin BSP Realty Trust, Inc.
Preferred share dividends were $6.7 million for the three months ended June 30, 2023 compared to $6.7 million for the three months ended March 31, 2023. (see Note 9 – Redeemable Convertible Preferred Stock and Equity Transactions).
Expenses from operations
Expenses from operations for the three months ended June 30, 2023 and March 31, 2023 consisted of the following (dollars in thousands):

	Three Months Ended
	June 30, 2023	March 31, 2023
Asset management and subordinated performance fee	$8,900	$8,085
Acquisition expenses	283	378
Administrative services expenses	3,398	4,029
Professional fees	2,794	4,814
Share-based compensation	1,228	1,022
Depreciation and amortization	2,196	1,805
Other expenses	4,301	2,166
Total expenses from operations	$23,100	$22,299
The increase in our operating expenses was primarily related to an increase in other expenses primarily related to the recognition of property operations for one of our real estate owned, held for investment properties partially offset by a decrease in professional fees is primarily related to the reduction in legal costs associated with our recovery efforts related to a hotel asset and the Walgreens Portfolio.
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
Collateralized Loan Obligations
During the six months ended June 30, 2023, the Company raised no capital through CLO issuances. Additionally, as of June 30, 2023, the Company had $55.0 million of reinvestment capital available across all outstanding collateralized loan obligations.

CLO Name	Debt Amount	Reinvestment End Date
BSPRT 2019 FL5 (1)	$122.04	Ended
BSPRT 2021 FL6	584.50	9/15/23
BSPRT 2021 FL7	720.00	12/15/23
BSPRT 2022 FL8	960.00	2/15/24
BSPRT 2022 FL9	670.64	7/15/24
________________________________________________________
(1) On July 17, 2023, the Company called all of the outstanding notes issued by BSPRT 2019-FL5 Issuer, Ltd, a wholly owned indirect subsidiary of the Company.
Repurchase Agreements and Revolving Credit Facilities, Commercial Mortgage Loans
The Company has entered into repurchase facilities with JPMorgan Chase Bank, National Association (the "JPM Repo Facility"), Barclays Bank PLC (the "Barclays Revolver Facility" and the "Barclays Repo Facility"), Wells Fargo Bank, National Association (the "WF Repo Facility"), and Atlas SP Partners (the "Atlas Repo Facility" and together with JPM Repo Facility, WF Repo Facility, Barclays Revolver Facility, and Barclays Repo Facility, collectively, the "Repo and Revolving Credit Facilities").
The Repo Facilities are financing sources through which the Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 65% to 75% of the principal amount of the mortgage loan being pledged.
We expect to use the advances from these Repo and Revolving Credit Facilities to finance the acquisition or origination of eligible loans, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participation interests therein.
The Repo and Revolving Credit Facilities generally provide that in the event of a decrease in the value of our collateral, the lenders can demand additional collateral. Should the value of our collateral decrease as a result of deteriorating credit quality, resulting margin calls may cause an adverse change in our liquidity position.

The details of our Repo and Revolving Credit Facilities as of June 30, 2023 and December 31, 2022 are as follows (dollars in thousands):

As of June 30, 2023
Repurchase and Revolving Credit Facility	Committed Financing	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility (2)	$500,000	$279,980	$11,899	8.46%	10/6/2024
Atlas Repo Facility (3)	600,000	53,313	3,784	7.60%	3/15/2024
WF Repo Facility (4)	500,000	191,808	5,527	7.91%	11/21/2023
Barclays Revolver Facility (5)	250,000	—	514	N/A	9/20/2024
Barclays Repo Facility (6)	500,000	169,938	6,711	7.65%	3/14/2025
Total	$2,350,000	$695,039	$28,435
________________________________________________________
(1) For the six months ended June 30, 2023. Includes amortization of deferred financing costs.
(2) With one-year extension option available at the Company's discretion.
(3) On March 17, 2023, the maturity date was extended to March 15, 2024. During the first quarter of 2023, this repurchase facility was transferred from Credit Suisse to Atlas SP Partners.
(4) There are three more one-year extension options available at the Company's discretion.
(5) The Company may increase the total commitment amount by an amount between $100 million and $150 million for three month intervals, on an unlimited basis prior to maturity. Additionally, on April 24, 2023, the Company extended the maturity date to September 20, 2024.
(6) There are two one-year extension options available at the Company's discretion.

As of December 31, 2022
Repurchase and Revolving Credit Facility	Committed Financing	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility	$500,000	$275,423	$11,773	7.42%	10/6/2024
Credit Suisse Repo Facility	600,000	168,046	8,676	7.12%	10/31/2023
WF Repo Facility	500,000	79,807	7,492	7.11%	11/21/2023
Barclays Revolver Facility	250,000	—	1,267	N/A	9/20/2023
Barclays Repo Facility	500,000	157,583	8,997	6.75%	3/14/2025
Total	$2,350,000	$680,859	$38,205
________________________________________________________
(1) For the year ended December 31, 2022. Includes amortization of deferred financing costs.
Other financings - Commercial Mortgage Loans
On March 23, 2020, the Company transferred $15.2 million of its interest in a term loan to a regional bank via a participation agreement. Since inception, the Company's outstanding loan increased as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The Company incurred $1.3 million and $2.1 million of interest expense on the regional bank term loan for the three and six months ended June 30, 2023, respectively. As of June 30, 2023 and December 31, 2022 the outstanding participation balance was $61.9 million and $59.2 million, respectively. The loan accrued interest at an annual rate of one-month SOFR +2.20% (7.75% as of June 30, 2023) and matures on December 9, 2023.
On February 10, 2022, the Company transferred $38.0 million of its interest in a term loan to a regional bank via a participation agreement. Since inception, the Company's outstanding loan could increase as a result of future fundings, which could lead to an increase in amount outstanding via the participation agreement. The Company incurred $0.3 million and $0.9 million of interest expense on the regional bank term loan for the three and six months ended June 30, 2023, respectively. As of June 30, 2023 and December 31, 2022, the outstanding participation balance was $20.4 million and $17.1 million, respectively. The loan accrued interest at an annual rate of one-month SOFR + 4.01% (9.17% as of June 30, 2023) and matures on May 1, 2025.

Mortgage Note Payable
On September 17, 2021, the Company, in connection with the consolidated joint venture (as discussed in Note 5 - Real Estate Owned), originated a $112.7 million mortgage note payable, of which $88.7 million is eliminated in our consolidated financial statements (see Note 5 - Real Estate Owned). As of June 30, 2023 and December 31, 2022, the remaining outstanding mortgage note payable of $24.0 million is included in the consolidated balance sheet. As of June 30, 2023, the loan accrued interest at an annual rate of SOFR + 3.0%, which is eliminated in our consolidated financial statements, and matures on October 9, 2024.
Unsecured Debt
As of June 30, 2023, the Company held 30-year junior subordinated notes issued in 2005 and 2006 and maturing in 2035 and 2036, respectively, with a total face amount of $82.5 million. Note balances net of deferred issuance costs, and related weighted average interest rates as of the indicated dates (calculated including issuance cost amortization and adjusted for the effects of related derivatives held as cash flow hedges prior to termination) were as follows (dollars in thousands):

	As of June 30, 2023		As of December 31, 2022
	Borrowings Outstanding	Weighted Average Rate	Borrowings Outstanding	Weighted Average Rate
Junior subordinated notes maturing in:
October 2035 ($17,500 face amount)	$17,028	9.40%	$34,508	8.25%
December 2035 ($40,000 face amount)	39,532	9.18%	39,513	8.39%
September 2036 ($25,000 face amount)	24,686	9.19%	24,674	8.39%
	$81,246	9.23%	$98,695	8.34%
The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option. During the six months ended June 30, 2023 the Company recognized a realized gain on extinguishment of debt in the amount of $4.4 million as a result of the redemption of $17.5 million par value unsecured debt at a price equal to 75% par. Interest paid on unsecured debt, including related derivative cash flows, totaled $1.72 million and $3.98 million for the three and six months ended June 30, 2023, respectively.
Repurchase Agreements - Real Estate Securities
The Company has entered into various Master Repurchase Agreements (the "MRAs") that allow the Company to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30-90 days and terms are adjusted for current market rates as necessary. These agreements are floating rate at SOFR or LIBOR plus an applicable spread.
Below is a summary of the Company's MRAs as of June 30, 2023 and December 31, 2022 (dollars in thousands):

				Weighted Average
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged (1)	Interest Rate	Days to Maturity
As of June 30, 2023
JP Morgan Securities LLC	$110,218	$2,153	$124,272	6.07%	17
Barclays Capital Inc.	66,775	1,565	81,390	6.07%	12
Total/Weighted Average	$176,993	$3,718	$205,662	6.07%	15

As of December 31, 2022
JP Morgan Securities LLC	$103,513	$1,281	$120,751	5.34%	22
Barclays Capital Inc.	119,351	1,646	144,778	5.18%	50
Total/Weighted Average	$222,864	$2,927	$265,529	5.25%	37
________________________________________________________
(1) Includes $24.2 million and $67.1 million of CLO notes, held by the Company, which is eliminated within the Real estate securities, trading, at fair value line of the consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

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
Repurchase agreements (and related pledged collateral, including accrued interest receivable), classified by collateral type and remaining maturities, and related weighted average borrowing rates as of the indicated dates were as follows (dollars in thousands):

	Amount Outstanding	Accrued Interest Receivable	Collateral Carrying Amount	Weighted Average Borrowing Rates
As of June 30, 2023
Repurchase arrangements secured by trading securities with maturities of 30 days or less	$113,000	$370	$118,455	5.25%

As of December 31, 2022
Repurchase arrangements secured by trading securities with maturities of 30 days or less	$172,144	$544	$180,400	4.25%
Repurchase arrangements secured by trading securities with maturities of 31 to 90 days	45,000	114	47,210	4.51%
	$217,144	$658	$227,610	4.30%
Average repurchase agreements outstanding were $117.2 million and $220.1 million during the three months ended June 30, 2023 and December 31, 2022, respectively. Average repurchase agreements outstanding differed from respective quarter-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff and asset sales. Interest paid on repurchase agreements, including related derivative payments, totaled $1.74 million and $3.78 million during the three and six months ended June 30, 2023, respectively.
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

To help mitigate exposure to rising short-term interest rates, the Company may economically hedge the portfolio of repurchase agreements using derivatives supplemented with longer-maturity repurchase agreements when available at attractive rates and terms. As of June 30, 2023, the Company did not hold any derivative positions related to the trading securities.
Repurchase Agreements and Revolving Credit Facilities - Commercial Mortgage Loans
The following tables summarize our Repurchase Agreements, Commercial Mortgage Loans and our MRAs for the six months ended June 30, 2023, 2022, and 2021, respectively:

	As of June 30, 2023
	Amount Outstanding		Average Outstanding Balance
	Q1	Q2	Q1	Q2
Repurchase Agreements and Revolving Credit Facilities, Commercial Mortgage Loans	$604,421	$695,039	$725,300	$796,659
Repurchase Agreements, Real Estate Securities	$107,934	$176,993	$217,389	$209,025
Repurchase Agreements, Real Estate Securities held as trading	$121,000	$113,000	$149,387	$117,159

	As of June 30, 2022
	Amount Outstanding		Average Outstanding Balance
	Q1	Q2	Q1	Q2
Repurchase Agreements and Revolving Credit Facilities, Commercial Mortgage Loans	$522,890	$832,034	$813,144	$834,337
Repurchase Agreements, Real Estate Securities	$54,610	$53,288	$44,744	$54,033
Repurchase Agreements, Real Estate Securities held as trading	$1,659,931	$240,000	$3,055.413	$1,818,495

	As of June 30, 2021
	Amount Outstanding		Average Outstanding Balance
	Q1	Q2	Q1	Q2
Repurchase Agreements and Revolving Credit Facilities, Commercial Mortgage Loans	$152,925	$287,462	$340,485	$282,891
Repurchase Agreements, Real Estate Securities	$88,272	$46,510	$123,322	$57,301
The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the six months ended June 30, 2023, the maximum average outstanding balance was $1.1 billion, of which $0.7 billion was related to repurchase agreements on our commercial mortgage loans and $0.4 billion for repurchase agreements on our real estate securities.
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
In June 2023, the Company's board of directors declared the following: (i) a second quarter 2023 dividend of $0.355 per share on the Company's common stock (equivalent to $1.42 per annum), (ii) a second quarter 2023 dividend of $106.22 per share on the Company’s Series H Preferred Stock, and (iii) a second quarter 2023 dividend of $0.46875 per share on the Company’s Series E Preferred Stock, all of which were paid in July 2023 to holders of record on June 30, 2023.
The below table shows the distributions paid on shares outstanding of common stock during the six months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Six Months Ended June 30, 2023
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 10, 2023	$29,462	$—
April 10, 2023	28,850	768
Total	$58,312	$768

	Six Months Ended June 30, 2022
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 7, 2022	$12,435	$91
April 11, 2023	15,616	112
Total	$28,051	$203
Cash Flows
Cash Flows for the Six Months Ended June 30, 2023
Net cash provided by operating activities for the six months ended June 30, 2023 was $78.4 million. Cash inflows were primarily driven by net income of $83.5 million, offset by certain non-cash income.
Net cash provided by investing activities for the six months ended June 30, 2023 was $280.5 million. Cash inflows were primarily driven by (i) the sale of real estate securities, trading, at fair value of $97.5 million, (ii) sale of real estate securities, available for sale, measured at fair value of $127.7 million, (iii) principal repayments on commercial mortgage loans, held for investment of $591.4 million, (iv) proceeds from sale of other real estate investments of $22.3 million and (v) principal collateral received on mortgage investments of $14.4 million. Inflows were offset by proceeds for originations and purchases of $472.3 million of commercial mortgage loans, held for investment, $100.3 million for the purchase of real estate securities and purchase of real estate owned and capital expenditures of $0.6 million.
Net cash used in financing activities for the six months ended June 30, 2023 was $317.2 million. Cash outflows were primarily driven by (i) our net repayments on CMBS MRAs of $150.0 million, (ii) net repayments from borrowings on unsecured debt of $13.4 million, (iii) net repayments from borrowings on collateralized loan obligations of $89.9 million and (iv) the $71.9 million used for cash distributions to stockholders.
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

Net cash provided by investing activities for the six months ended June 30, 2022 was $3,396.2 million. Cash inflows were primarily driven by the sale of real estate securities of $3,731.7 million, principal repayments on commercial mortgage loans, held for investment of $678.2 million, principal collateral received on mortgage investments of $518.1 million and $4.1 million received from sale of commercial mortgage loans, held for sale. Inflows were offset by proceeds for origination and purchase of $1,536.4 million of commercial mortgage loans, held for investment.
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
Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of June 30, 2023 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$32,764	$400,543	$9,214	$—	$442,521
Repurchase agreements - commercial mortgage loans	191,808	503,231	—	—	695,039
Repurchase agreements - real estate securities	289,993	—	—	—	289,993
CLOs (2)	122,039	—	—	2,935,139	3,057,178
Mortgage Note Payable	—	—	—	23,998	23,998
Unsecured debt	—	—	—	81,246	81,246
Other financing and loan participation - commercial mortgage loans	61,919	—	20,429	—	82,348
Total	$698,523	$903,774	$29,643	$3,040,383	$4,672,323
________________________________________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $463.9 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligations line of the consolidated balance sheet as of June 30, 2023. This reflects the contractual CLO maturity dates.
In addition to its cash requirements, the Company pays a quarterly dividend and has an existing share repurchase authorization. As of June 30, 2023, the Company’s quarterly cash dividend was $0.355 per share of common stock (which was paid on an as-converted basis on the Company’s shares of Series H convertible preferred stock, and $0.46875 per share on the Company’s shares of 7.50% Series E Cumulative Redeemable Preferred Stock ("Series E Preferred Stock"). The payment of future dividends is subject to declaration by the board of directors. The Company’s board of directors also has authorized a $65.0 million share repurchase program, of which $39.3 million remained available as of June 30, 2023. The authorization does not obligate the Company to acquire any specific number of shares.
Related Party Arrangements
Refer to “Note 11 – Related Party Transactions and Arrangements” for a summary of the Company’s related party arrangements.

Non-GAAP Financial Measures
Distributable Earnings and Run-Rate Distributable Earnings
Distributable Earnings is a non-GAAP measure, which the Company defines as GAAP net income (loss), adjusted for (i) non-cash CLO amortization acceleration and amortization over the expected useful life of the Company's CLOs, (ii) unrealized gains and losses on loans, derivatives and ARMs, including CECL reserves and impairments, (iii) non-cash equity compensation expense, (iv) depreciation and amortization, (v) subordinated performance fee accruals/(reversal), (vi) loan workout charges, (vii) realized gains and losses on debt extinguishment, (viii) certain other non-cash items, and (ix) impairments of acquisition assets related to the Capstead merger. Further, Run-Rate Distributable Earnings, a non-GAAP measure, presents Distributable Earnings before trading and derivative gain/loss on ARMs.
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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Run-Rate Distributable Earnings as of the three and six months ended June 30, 2023 and June 30, 2022 (amounts in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
GAAP Net Income (Loss)	$39,644	$(25,709)	$83,483	$(48,216)
Adjustments:
CLO amortization acceleration (1)	(1,197)	3,202	(2,665)	2,225
Unrealized (gain)/loss on financial instruments (2)	1,601	12,224	2,913	18,122
Unrealized (gain)/loss - ARMs	1,149	7,658	415	35,120
Subordinated performance fee (3)	2,614	(3,456)	2,020	(3,456)
Non-Cash Compensation Expense	1,228	—	2,250	—
Depreciation and amortization	2,196	1,296	4,001	2,591
(Reversal of)/Provision for credit losses	21,624	32,530	25,984	31,575
Loan workout charges/(loan workout recoveries) (4)	(5,105)	3,000	(5,105)	4,900
Realized gain on debt extinguishment	(270)	—	(5,037)	—
Realized trading and derivatives (gain)/loss on ARMs	(202)	(5,946)	(2,436)	22,082
Run Rate Distributable Earnings (5)	$63,282	$24,799	$105,823	$64,943
Realized trading and derivatives gain/(loss) on ARMs	202	5,946	2,436	(22,082)
Distributable Earnings	$63,484	$30,745	$108,259	$42,861
7.5% Cumulative Redeemable Preferred Stock, Series E Dividend	(4,842)	(4,842)	(9,683)	$(9,683)
Noncontrolling interests in joint ventures net income/(loss)	(41)	—	(50)	—
Depreciation and amortization attributed to noncontrolling interests of joint ventures	(426)	—	(787)	—
Distributable Earnings to Common	$58,175	$25,903	$97,739	$33,178
Average Common Stock & Common Stock Equivalents	1,413,493	1,470,643	1,408,571	1,495,106
GAAP Net Income/(Loss) ROE	9.8%	(8.3)%	5.2%	(3.9)%
Run-Rate Distributable Earnings ROE	16.4%	5.4%	6.8%	3.7%
Distributable Earnings ROE	16.5%	7.0%	6.9%	2.2%
GAAP Net Income/(Loss) Per Share, Diluted	$0.39	$(0.43)	$0.83	$(1.27)
GAAP Net Income/(Loss) Per Share, Fully Converted (6)	$0.39	$(0.34)	$0.83	$(0.64)
Run-Rate Distributable Earnings Per Share, Fully Converted (6)	$0.66	$0.22	$1.07	$0.61
Distributable Earnings Per Share, Fully Converted (6)	$0.66	$0.29	$1.10	$0.37
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
(3) Represents accrued and unpaid subordinated performance fee. In addition, reversal of subordinated performance fee represents cash payments of the subordinated performance fee made during the period.
(4) Represents loan workout charges the Company incurred, which the Company deemed likely to be recovered. Reversal of loan workout charges represent recoveries received. During the second quarter of 2023, the Company recovered $5.1 million of loan workout charges, in aggregate, related to the loan workout charges incurred in the first, second, and third quarters of 2022 amounting to $1.9 million, $3.0 million, and $0.2 million, respectively.
(5) Distributable Earnings before realized trading and derivative gain/loss on residential adjustable-rate mortgage securities (“Run-Rate Distributable Earnings”) (a non-GAAP financial measure).
(6) Fully Converted assumes conversion of our series of convertible preferred stock and full vesting of our outstanding equity compensation awards.

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
As of June 30, 2023 and December 31, 2022, our portfolio included 152 and 157 variable rate investments, respectively, based on LIBOR and SOFR (or "indexing rates") for various terms. As of June 2023, the Company has fully transitioned all loans on LIBOR indexing rates to SOFR indexing rates. Borrowings under our financing arrangements are based on SOFR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant, and no actions were taken to alter our existing interest rate sensitivity. The changes in the portfolio for each basis points increase/decrease is a change from the base scenario.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	June 30, 2023	December 31, 2022
(-) 25 Basis Points	(1.55)%	(1.78)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	3.04%	3.49%
(+) 100 Basis Points	6.09%	6.98%
Real Estate Risk
The market values of commercial mortgage assets are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions; changes or continued weakness in specific industry segments; and demographic factors. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the underlying loans, which could also cause us to suffer losses.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
Please refer to “Litigation and Regulatory Proceedings” in “Note 10 – Commitments and Contingencies” to the consolidated financial statements included in this report. The Company believes that these proceedings, individually or in the aggregate, will not have a material impact on the Company’s financial condition, operating results or cash flows.
Loan Fraud Lawsuit
The Company originated a loan in April 2022 secured by a portfolio of 24 properties net leased to Walgreens (the “Collateral Properties”). As more particularly described under Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2022, due to the sponsor’s fraud and default under the loan, the Company foreclosed on all of the Collateral Properties in 2022 and 2023. Note that the collectability, if any, of amounts of legal judgments we have achieved to date and that we may achieve in the future is not currently determinable.
Williamsburg Hotel Bankruptcy Case
The sale of the Williamsburg Hotel, the Company’s Brooklyn hotel asset, by a trustee appointed by the United States Bankruptcy Court for the Southern District of New York, was completed on April 18, 2023, after an extensive marketing process, pursuant to the Chapter 11 plan in In re 96 Wythe Acquisition LLC, Case No. 21-22108. The sale closed for a total sale price of $96 million, comprising cash and new indebtedness. As a result of the sale, the Company recovered the full principal amount of its loan (equal to the carrying cost of the loan as of December 31, 2022) and approximately $20 million of additional proceeds after the payment of all related closing expenses. The Company may elect to pursue additional remedies available under the loan documents.
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

The following table sets forth purchases of the Company's common stock under the share purchase programs for the three months ended June 30, 2023:

	Total number of shares purchased	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (1)
April 1, 2023 - April 30, 2023	363,422	$12.35	363,422	$40,267
May 1, 2023 - May 31, 2023	81,304	12.39	81,304	39,260
June 1, 2023 - June 30, 2023	—	—	—	—
Total	444,726	$12.36	444,726	$39,260
_______________________
(1) All of the purchases listed in the table above were made in the open market under the Company's share purchase program announced on July 26, 2021, including under a Rule 10b5-1 plan adopted by the Company. Dollar amounts are in thousands.
(2) The average price paid per share represents the average of the net purchase price per share, inclusive of any broker’s fees or commissions.
The Company did not repurchase additional shares of common stock through its share repurchase program subsequent to June 30, 2023. As of July 26, 2023, $39.3 million remains available under the Company’s share repurchase program.
Unregistered Sales of Equity Securities
None.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the quarter ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Benefit Street Partners Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________________________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin BSP Realty Trust, Inc.
July 31, 2023	By	/s/ Richard J. Byrne
Name: Richard J. Byrne
Title: Chief Executive Officer and President
(Principal Executive Officer)

July 31, 2023	By	/s/ Jerome S. Baglien
Name: Jerome S. Baglien
Title: Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)