Form 10-Q
period 2023-09-30
Franklin BSP Realty Trust, Inc.
filed 2023-10-30
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2023
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of October 25, 2023 was 82,073,180.

FRANKLIN BSP REALTY TRUST, INC.

i

PART I. Item 1. Consolidated Financial Statements and Notes (unaudited)
FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$411,437	$179,314
Restricted cash	6,655	11,173
Commercial mortgage loans, held for investment, net of allowance for credit losses of $37,512 and $40,848 as of September 30, 2023 and December 31, 2022, respectively	4,913,644	5,228,928
Commercial mortgage loans, held for sale, measured at fair value	17,000	15,559
Real estate securities, trading, measured at fair value (includes pledged assets of $227,610 as of December 31, 2022)	—	235,728
Real estate securities, available for sale, measured at fair value, amortized cost of $194,171 and $220,635 as of September 30, 2023 and December 31, 2022, respectively (includes pledged assets of $153,648 and $198,429 as of September 30, 2023 and December 31, 2022, respectively)	193,072	221,025
Derivative instruments, measured at fair value	35	415
Receivable for loan repayment (1)	25,937	42,557
Accrued interest receivable	38,297	34,007
Prepaid expenses and other assets	17,501	15,795
Intangible lease asset, net of amortization	43,604	54,831
Real estate owned, net of depreciation	104,616	127,772
Real estate owned, held for sale	103,657	36,497
Total assets	$5,875,455	$6,203,601
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$3,477,444	$3,121,983
Repurchase agreements and revolving credit facilities - commercial mortgage loans	249,345	680,859
Repurchase agreements - real estate securities	240,010	440,008
Mortgage note payable	23,998	23,998
Other financings	23,669	76,301
Unsecured debt	81,270	98,695
Derivative instruments, measured at fair value	258	64
Interest payable	11,504	12,715
Distributions payable	36,224	36,317
Accounts payable and accrued expenses	16,884	17,668
Due to affiliates	16,836	15,429
Intangible lease liability, held for sale	12,297	—
Intangible lease liability, net of amortization	—	6,428
Total liabilities	$4,189,739	$4,530,465
Commitments and Contingencies
Redeemable convertible preferred stock:
Redeemable convertible preferred stock Series H, $0.01 par value, 20,000 authorized and 17,950 issued and outstanding as of September 30, 2023 and December 31, 2022	$89,748	$89,748
Redeemable convertible preferred stock Series I, $0.01 par value, none authorized and outstanding as of September 30, 2023, 1,000 authorized and 1,000 issued and outstanding as of December 31, 2022	—	5,000
Total redeemable convertible preferred stock	$89,748	$94,748
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 7.5% Cumulative Redeemable Preferred Stock, Series E, 10,329,039 shares issued and outstanding as of September 30, 2023 and December 31, 2022	$258,742	$258,742
Common stock, $0.01 par value, 900,000,000 shares authorized, 83,019,881 and 82,992,784 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	822	826
Additional paid-in capital	1,601,282	1,602,247
Accumulated other comprehensive income (loss)	(1,099)	390
Accumulated deficit	(292,833)	(299,225)
Total stockholders' equity	$1,566,914	$1,562,980
Non-controlling interest	29,054	15,408
Total equity	$1,595,968	$1,578,388
Total liabilities, redeemable convertible preferred stock and equity	$5,875,455	$6,203,601
_________________________________________________________
(1) Includes $25.9 million and $42.5 million of cash held by servicer related to the CLOs as of September 30, 2023 and December 31, 2022, respectively. The Company no longer holds a residential mortgage backed securities principal paydown receivable as of September 30, 2023. The Company held a residential mortgage backed securities principal paydown receivable of $0.1 million as of December 31, 2022.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income
Interest income	$137,042	$94,131	$420,470	$239,602
Less: Interest expense	77,973	46,157	224,347	96,262
Net interest income	59,069	47,974	196,123	143,340
Revenue from real estate owned	3,317	2,312	13,067	6,936
Total income	$62,386	$50,286	$209,190	$150,276
Expenses
Asset management and subordinated performance fee	$7,908	$6,430	$24,893	$19,776
Acquisition expenses	316	362	977	996
Administrative services expenses	3,566	3,001	10,993	9,402
Professional fees	4,153	4,074	11,761	18,287
Share-based compensation	1,255	669	3,505	1,851
Depreciation and amortization	1,513	1,295	5,514	3,886
Other expenses	2,856	1,424	9,323	4,849
Total expenses	$21,567	$17,255	$66,966	$59,047
Other income/(loss)
(Provision)/benefit for credit losses	$(2,379)	$599	$(28,363)	$(30,976)
Realized gain/(loss) on extinguishment of debt	(2,836)	—	2,201	(5,167)
Realized gain/(loss) on sale of available for sale trading securities	(486)	—	110	—
Realized gain/(loss) on sale of commercial mortgage loans, held for sale	—	9	—	48
Realized gain/(loss) on sale of commercial mortgage loans, held for sale, measured at fair value	933	4,782	3,027	4,838
Unrealized gain/(loss) on commercial mortgage loans, held for sale, measured at fair value	—	58	44	(3,678)
Gain/(loss) on other real estate investments	(4,112)	—	(7,142)	(29)
Trading gain/(loss)	(2,627)	(2,744)	(605)	(113,717)
Unrealized gain/(loss) on derivatives	(183)	1,566	(110)	(12,824)
Realized gain/(loss) on derivatives	67	(1,624)	684	57,599
Total other income/(loss)	$(11,623)	$2,646	$(30,154)	$(103,906)
Income/(loss) before taxes	29,196	35,677	112,070	(12,677)
(Provision)/benefit for income tax	1,799	(419)	2,408	(281)
Net income/(loss)	$30,995	$35,258	$114,478	$(12,958)
Net (income)/loss attributable to non-controlling interest	772	—	722	—
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$31,767	$35,258	$115,200	$(12,958)
Less: Preferred stock dividends	6,748	6,899	20,245	34,865
Net income/(loss) applicable to common stock	$25,019	$28,359	$94,955	$(47,823)

Basic earnings per share	$0.30	$0.34	$1.14	$(0.70)
Diluted earnings per share	$0.30	$0.34	$1.14	$(0.70)
Basic weighted average shares outstanding	82,210,624	83,665,250	82,410,725	67,965,397
Diluted weighted average shares outstanding	82,210,624	83,665,250	82,410,725	67,965,397

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income/(loss)	$30,995	$35,258	$114,478	$(12,958)

Amounts related to available for sale real estate securities:
Change in net unrealized gain/(loss)	$448	$(373)	$(564)	$(373)
Reclassification adjustment for amounts included in net income/(loss)	(248)	—	(925)	—
	$200	$(373)	$(1,489)	$(373)
Amounts related to cash flow hedges:
Change in net unrealized gain/(loss)	$—	$—	$—	$(220)
Reclassification adjustment for amounts included in net income/(loss)	—	—	—	282
	$—	$—	$—	$62
Comprehensive (income)/loss attributed to non-controlling interest	$772	$—	$722	$—
Comprehensive income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$31,967	$34,885	$113,711	$(13,269)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Preferred E	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2022	82,992,784	$826	$1,602,247	$390	$(299,225)	$258,742	$1,562,980	$15,408	$1,578,388
Common stock repurchases	(313,411)	(3)	(3,664)	—	—	—	(3,667)	—	(3,667)
Share-based compensation	442,419	—	1,022	—	—	—	1,022	—	1,022
Shares canceled for tax withholding on vested equity rewards	(57,021)	—	(812)	—	—	—	(812)	—	(812)
Series I Preferred Stock converted into common stock	299,200	3	4,997	—	—	—	5,000	—	5,000
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	43,830	—	43,830	—	43,830
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	9	9
Distributions declared	—	—	—	—	(36,367)	—	(36,367)	—	(36,367)
Other comprehensive income/(loss)	—	—	—	(2,325)	—	—	(2,325)	—	(2,325)
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	5,851	5,851
Balance, March 31, 2023	83,363,971	$826	$1,603,790	$(1,935)	$(291,762)	$258,742	$1,569,661	$21,268	$1,590,929
Common stock repurchases	(444,726)	(5)	(5,490)	—	—	—	(5,495)	—	(5,495)
Common stock issued through distribution reinvestment plan	61,866	1	768	—	—	—	769	—	769
Share-based compensation	38,770	—	1,227	—	—	—	1,227	—	1,227
Offering costs	—	—	(259)	—	—	—	(259)	—	(259)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	39,603	—	39,603	—	39,603
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	41	41
Distributions declared	—	—	—	—	(36,221)	—	(36,221)	—	(36,221)
Other comprehensive income/(loss)	—	—	—	636	—	—	636	—	636
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	8,521	8,521
Balance, June 30, 2023	83,019,881	$822	$1,600,036	$(1,299)	$(288,380)	$258,742	$1,569,921	$29,830	$1,599,751
Share-based compensation	—	—	1,256	—	—	—	1,256	—	1,256
Offering costs	—	—	(10)	—	—	—	(10)	—	(10)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	31,767	—	31,767	—	31,767
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	(772)	(772)
Distributions declared	—	—	—	—	(36,220)	—	(36,220)	—	(36,220)
Other comprehensive income/(loss)	—	—	—	200	—	—	200	—	200
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	(4)	(4)
Balance, September 30, 2023	83,019,881	$822	$1,601,282	$(1,099)	$(292,833)	$258,742	$1,566,914	$29,054	$1,595,968

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Preferred E	Preferred F	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2021	43,965,928	$441	$903,264	$(62)	$(167,179)	$258,742	$710,431	$1,705,637	$5,764	$1,711,401
Common stock issued through distribution reinvestment plan	5,982	—	91	—	—	—	—	91	—	91
Share-based compensation	499,217	—	500	—	—	—	—	500	—	500
Net income/(loss)	—	—	—	—	(22,507)	—	—	(22,507)	—	(22,507)
Distributions declared	—	—	—	—	(36,743)	—	—	(36,743)	—	(36,743)
Other comprehensive income/(loss)	—	—	—	62	—	—	—	62	—	62
Balance, March 31, 2022	44,471,127	$441	$903,855	$—	$(226,429)	$258,742	$710,431	$1,647,040	$5,764	$1,652,804
Common stock repurchases	743	—	—	—	—	—	—	—	—	—
Share-based compensation	21,459	—	721	—	—	—	—	721	—	721
Series F Convertible Preferred Stock converted into common stock	39,733,299	397	710,034	—	—	—	(710,431)	—	—	—
Net income/(loss)	—	—	—	—	(25,709)	—	—	(25,709)	—	(25,709)
Distributions declared	—	—	—	—	(36,848)	—		(36,848)	—	(36,848)
Balance, June 30, 2022	84,226,628	$838	$1,614,610	$—	$(288,986)	$258,742	$—	$1,585,204	$5,764	$1,590,968
Common stock repurchases	(931,053)	(9)	(11,026)	—	—	—	—	(11,035)	—	(11,035)
Common stock issued through distribution reinvestment plan	66,776	1	906	—	—	—	—	907	—	907
Share-based compensation	—	—	630	—	—	—	—	630	—	630
Net income/(loss)	—	—	—	—	35,258	—	—	35,258	—	35,258
Distributions declared	—	—	—	—	(36,549)	—	—	(36,549)	—	(36,549)
Other comprehensive income/(loss)	—	—	—	(373)	—	—	—	(373)	—	(373)
Balance, September 30, 2022	83,362,351	$830	$1,605,120	$(373)	$(290,277)	$258,742	$—	$1,574,042	$5,764	$1,579,806

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income/(loss)	$114,478	$(12,958)
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Premium amortization and (discount accretion), net	$(10,102)	$(8,780)
Accretion of deferred commitment fees	(6,836)	(6,795)
Amortization of deferred financing costs	5,968	4,555
Share-based compensation	3,505	1,850
Realized (gain)/loss on extinguishment of debt	(2,201)	5,167
Realized (gain)/loss on swap terminations	—	(55,301)
Realized (gain)/loss on sale of available for sale trading securities	(110)	—
Realized (gain)/loss on sale of commercial mortgage loans, held for sale, measured at fair value	(3,027)	—
Unrealized (gain)/loss from commercial mortgage loans, held for sale, measured at fair value	(44)	3,678
Unrealized (gain)/loss from derivative instruments	110	12,824
(Gain)/loss from other real estate investments	7,142	29
Trading (gain)/loss	605	113,717
Depreciation and amortization	6,454	3,886
Provision/(benefit) for credit losses	28,363	30,976
Origination of commercial mortgage loans, held for sale	(93,250)	(343,096)
Proceeds from sale or repayment of commercial mortgage loans, held for sale	94,880	332,794
Changes in assets and liabilities:
Accrued interest receivable	2,546	7,336
Prepaid expenses and other assets	(1,608)	(4,047)
Accounts payable and accrued expenses	(5,849)	40,114
Due to affiliates	1,407	(1,094)
Interest payable	(969)	5,780
Net cash (used in)/provided by operating activities	$141,462	$130,635
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(668,017)	$(1,964,212)
Principal repayments received on commercial mortgage loans, held for investment	921,517	965,681
Proceeds from sale of other real estate investments	—	2,045
Proceeds from sale of real estate owned, held for sale	39,755	—
Purchase of real estate owned and capital expenditures	(912)	—
Purchase of real estate securities, available for sale	(160,267)	(74,998)
Proceeds from sale of commercial mortgage loans, held for sale	—	9,296
Proceeds from sale of real estate securities, available for sale, measured at fair value	187,042	3,731,716
Proceeds from sale of real estate securities, trading, at fair value	217,524	—
Principal collateral on mortgage investments	17,703	533,852
Proceeds from sale/(purchase) of derivative instruments	464	(1,333)
Net cash (used in)/provided by investing activities	$554,809	$3,202,047
Cash flows from financing activities:
Payments for common stock repurchases	$(9,162)	$(11,035)
Shares cancelled for tax withholding on vested equity rewards	(812)	—
Borrowings on collateralized loan obligations	573,794	1,630,639
Repayments of collateralized loan obligations	(216,185)	(609,530)
Borrowings on repurchase agreements and revolving credit facilities - commercial mortgage loans	532,751	1,791,951
Repayments of repurchase agreements and revolving credit facilities - commercial mortgage loans	(964,265)	(2,112,143)
Borrowings on repurchase agreements - real estate securities	829,682	17,711,125

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Repayments of repurchase agreements - real estate securities	(1,029,679)	(21,552,296)
Borrowings on other financings	46,842	15,264
Repayments on other financings	(99,474)	—
Repayments of unsecured debt	(13,367)	(50,000)
Payments of deferred financing costs	(10,388)	(15,163)
Payments of offering costs	(269)	—
Cash collateral received on interest rate swaps	—	56,767
Proceeds from interest rate swap settlements	—	8,479
Distributions paid	(108,134)	(102,941)
Net cash (used in)/provided by financing activities:	$(468,666)	$(3,238,883)
Net change in cash, cash equivalents and restricted cash	227,605	93,799
Cash, cash equivalents and restricted cash, beginning of period	190,487	168,199
Cash, cash equivalents and restricted cash, end of period	$418,092	$261,998

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	179,314	154,929
Restricted cash, beginning of period	11,173	13,270
Cash, cash equivalents and restricted cash, beginning of period	$190,487	$168,199

Cash and cash equivalents, end of period	411,437	216,985
Restricted cash, end of period	6,655	45,013
Cash, cash equivalents and restricted cash, end of period	$418,092	$261,998

Supplemental disclosures of cash flow information:
Cash payments for income taxes	$323	$1,199
Cash payments for interest	219,590	85,927

Supplemental disclosures of non - cash flow information:
Distribution payable	$36,224	$36,546
Common stock issued through distribution reinvestment plan	769	998
Loans transferred to real estate owned	80,039	9,296
Reclassification of assets held for investment to held for sale	114,512	—
Reclassification of liabilities held for investment to held for sale	13,664	—
Conversion of Preferred Stock to Common Stock	5,000	710,431
Exchange of Series D Preferred Stock for Series H Preferred Stock	—	89,748
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans which the Company intends to sell through its TRS into commercial mortgage-backed securities ("CMBS") securitization transactions. Historically this business has focused primarily on CMBS, commercial real estate collateralized loan obligation bonds ("CRE CLO bonds"), collateralized debt obligations ("CDOs") and other securities. As a result of the October 2021 acquisition of Capstead Mortgage Corporation ("Capstead"), the Company acquired a portfolio of residential mortgage backed securities (“RMBS”) in the form of residential adjustable-rate mortgage pass-through securities ("ARM Agency Securities" or "ARMs") issued and guaranteed by government-sponsored enterprises or by an agency of the federal government. As of September 30, 2023, the Company has fully disposed of all of its ARM Agency Securities and is continuing to reinvest the proceeds from the sale of these securities in its other businesses. The Company also owns real estate that was either acquired by the Company through foreclosure or deed in lieu of foreclosure, or that was purchased for investment, primarily subject to triple net leases.
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
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2022, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 16, 2023, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this report.
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
September 30, 2023
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
Reclassifications
Certain prior year balances have been reclassified in order to conform to the current period presentation. Our share-based compensation expense of $0.7 million and $1.9 million for the three and nine months ended September 30, 2022, respectively, which was previously included as a component of Professional fees was reclassified to its own line item Share-based compensation on the consolidated statements of operations. For the nine months ended September 30, 2022, $5.2 million related to the remaining unamortized deferred financing costs on the redemption of BSPRT 2018-FL4 during the second quarter of 2022 was reclassified from Interest Expense to Realized gain/(loss) on extinguishment of debt on the consolidated statements of operations and the consolidated statement of cash flows, and ($4.0) thousand of Unrealized gain/(loss) on other real estate investments, measured at fair value and $33 thousand of Realized gain/(loss) on other real estate investments, measured at fair value were combined to be presented as a net result in Gain/(loss)on other real estate investments on the consolidated statements of operations.
Cash and Cash Equivalents
Cash consists of amounts deposited with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit. Cash and cash equivalent balances may, at a limited number of banks and financial institutions, exceed insurable amounts. The Company believes it mitigates risk by investing in or through major financial institutions and primarily in funds that are currently U.S. federal government insured up to applicable account limits. Recoverability of investments is dependent upon the performance of the issuers. Cash equivalents include short-term, liquid investments in money market funds with original maturities of 90 days or less when purchased.
Recently Issued Accounting Pronouncements
In March 2022, the FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, or ASU 2022-02. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings ("TDR") and requires disclosure of current-period gross write-offs by year of loan origination. Additionally, ASU 2022-02 updates the accounting for credit losses under ASC 326 and adds enhanced disclosures with respect to loan refinancing and restructuring in the form of principal forgiveness, interest rate concessions, other-than-insignificant payment delays, or term extensions when the borrower is experiencing financial difficulties. On January 1, 2023, the Company adopted ASU 2022-02 on a prospective basis and the adoption had no significant impact to the Company's consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

transition from the London interbank offered rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally can be elected over time through December 31, 2024, as extended under ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. During the three months ended September 30, 2023, the Company adopted ASU 2020-04. The adoption of ASU 2020-04 did not have a material impact on the Company's consolidated financial statements.
Note 3 - Commercial Mortgage Loans
Commercial Mortgage Loans, Held for Investment
The following table is a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (dollars in thousands):

	September 30, 2023	December 31, 2022
Senior loans	$4,933,031	$5,251,464
Mezzanine loans	18,125	18,312
Total gross carrying value of loans	4,951,156	5,269,776
General allowance for credit losses	37,512	26,624
Specific allowance for credit losses	—	14,224
Less: Allowance for credit losses	37,512	40,848
Total commercial mortgage loans, held for investment, net	$4,913,644	$5,228,928
For the nine months ended September 30, 2023 and year ended December 31, 2022, the activity in the Company's commercial mortgage loans held for investment carrying values, was as follows (dollars in thousands):

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Amortized cost, beginning of period	$5,269,776	$4,226,888
Acquisitions and originations	671,927	2,247,613
Principal repayments	(903,273)	(1,109,769)
Discount accretion/premium amortization	9,901	12,614
Loans transferred from/(to) commercial real estate loans, held for sale	—	(9,296)
Net fees capitalized into carrying value of loans	(3,910)	(13,775)
Transfer to real estate owned	(80,039)	(80,460)
Principal charge-off	(11,499)	—
Cost recovery	(1,727)	(4,039)
Amortized cost, end of period	$4,951,156	$5,269,776
Allowance for credit losses, beginning of period	$(40,848)	$(15,827)
General (provision)/benefit for credit losses	(10,888)	(10,797)
Specific (provision)/benefit for credit losses	(12,334)	(25,281)
Write offs from specific allowance for credit losses	26,558	11,057
Allowance for credit losses, end of period	$(37,512)	$(40,848)
Total commercial mortgage loans, held for investment, net	$4,913,644	$5,228,928

As of September 30, 2023 and December 31, 2022, the Company's total commercial mortgage loan, held for investment portfolio, was comprised of 145 and 161 loans, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Loan Portfolio by Collateral Type and Geographic Region
The following tables represent the composition by loan collateral type and region of the Company's commercial mortgage loans, held for investment portfolio (dollars in thousands):

	September 30, 2023		December 31, 2022
Loan Collateral Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$3,864,857	77.8%	$4,030,975	76.1%
Hospitality	573,075	11.6%	510,566	9.7%
Office	288,057	5.8%	405,705	7.7%
Retail	34,000	0.7%	120,017	2.3%
Industrial	78,050	1.6%	93,035	1.8%
Other	123,021	2.5%	128,676	2.4%
Total	$4,961,060	100.0%	$5,288,974	100.0%

	September 30, 2023		December 31, 2022
Loan Region	Par Value	Percentage	Par Value	Percentage
Southeast	$2,129,301	43.0%	$2,229,756	42.2%
Southwest	1,877,084	37.8%	1,763,492	33.3%
Mideast	447,339	9.0%	706,192	13.4%
Far West	96,226	1.9%	234,891	4.4%
Great Lakes	163,342	3.3%	162,162	3.1%
Various	247,768	5.0%	192,481	3.6%
Total	$4,961,060	100.0%	$5,288,974	100.0%
Allowance for Credit Losses
The allowance for credit losses required under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments, is deducted from the respective loan's amortized cost basis on the Company's consolidated balance sheet.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

The following schedules present the quarterly changes in the Company's allowance for credit losses for the nine months ended September 30, 2023 (dollars in thousands):

			General Allowance for Credit Losses
	Specific Allowance for Credit Losses		Funded	Unfunded	Total	Total Allowance for Credit Losses
December 31, 2022	$14,224		$26,624	$280	$26,904	$41,128
Changes:
Provision/(Benefit)	$835	(1)	$2,127	$1,398	$3,525	$4,360
Write offs	(15,059)	(1)	—	—	—	(15,059)
March 31, 2023	$—		$28,751	$1,678	$30,429	$30,429
Changes:
Provision/(Benefit)	$11,893	(2)	$10,181	$(450)	$9,731	$21,624
Write offs	(11,893)	(2)	—	—	—	(11,893)
June 30, 2023	$—		$38,932	$1,228	$40,160	$40,160
Changes:
Provision/(Benefit)	$(394)	(2)	$(1,420)	$4,193	2,773	$2,379
Write offs	$394	(2)	—	—	—	394
September 30, 2023	$—		$37,512	$5,421	$42,933	$42,933
________________________________________
(1) During the year ended December 31, 2022, the Company identified a commercial mortgage loan, held for investment secured by 24 retail properties (the "Walgreens Portfolio"), that was assigned a risk rating of “5” due to certain conditions that negatively impacted the underlying collateral property’s cash flows. The loan was evaluated in accordance with ASC 310 - Receivables and was determined to be a TDR. During the first quarter of 2023, the Company recorded an $0.8 million specific allowance for credit losses on the loan and wrote off the remaining $15.1 million specific allowance for credit losses for the Walgreens Portfolio, net of $0.7 million recoveries recorded. All remaining properties collateralized by the senior mortgage notes were assumed by the Company through foreclosures and deeds-in-lieu of foreclosure and correspondingly were transferred to Real estate owned, net of depreciation in the consolidated balance sheets. During the third quarter of 2023, the Walgreens Portfolio was actively marketed for sale and therefore, the Company classified the portfolio as Real estate owned, held for sale. See Note 5 - Real Estate Owned.
(2) In February 2020, the Company originated a first mortgage loan secured by an office property in Portland, OR. In February 2023, the fully committed $37.3 million senior loan was restructured as a result of financial difficulty to a $25.0 million committed senior loan. In connection with the restructuring, the Company committed a $10.1 million mezzanine note. In accordance with the adoption of ASU 2022-02, the restructuring was classified as a continuation of an existing loan on the senior loan and new loan for the mezzanine note. During the second quarter of 2023, the Company assigned the senior and mezzanine notes a risk rating of "5" and placed the loan on cost recovery status. The Company elected to apply a practical expedient for collateral dependent assets in which the allowance for credit losses is calculated as the difference between the estimated fair value of the underlying collateral, less estimated cost to sell, and the amortized cost basis of the loan. As a result, the Company recorded a specific allowance for credit losses of $11.9 million on this loan in the second quarter of 2023 and subsequently wrote off this specific allowance for credit losses in the same quarter. As of September 30, 2023, the Company recorded recoveries of $0.4 million and $1.1 million for the three and nine months ended September 30, 2023. During the third quarter of 2023, the Company foreclosed upon the mortgage notes through deed-in-lieu of foreclosure. The carrying value of the loan was $20.3 million. In connection therewith, the underlying collateral assets were reclassified to Real estate owned, net of depreciation in the consolidated balance sheets as a result of deed-in-lieu. The transfer was evaluated to be an asset acquisition in accordance with ASC 805. See Note 5 - Real Estate Owned.
The Company recorded an increase in its general provision for credit losses during the three and nine months ended September 30, 2023 of $2.8 million and $16.0 million, respectively. The Company recorded an increase in its general provision for credit losses during the three and nine months ended September 30, 2022 of $0.2 million and $3.4 million, respectively. The primary driver for the increased reserve balance is the change in economic outlook since the end of the prior quarter and year offset slightly by the decrease in loan portfolio.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Past Due Status
The following table presents a summary of the loans amortized cost basis as of September 30, 2023 (dollars in thousands):

	Current	Less than 90 days past due	90 or more days past due	Total
As of September 30, 2023	$4,865,233	$85,923	$—	$4,951,156

Non-performing Status
The following table presents the amortized cost basis of our non-performing loans as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023	December 31, 2022
Non-performing loan amortized cost at beginning of year, January 1	$117,379	$57,075
Addition of non-performing loan amortized cost	76,412	60,304
Less: Removal of non-performing loan amortized cost	137,763	—
Non-performing loan amortized cost end of period (1)	$56,028	$117,379
_________________________________________________________
(1) As of September 30, 2023, and December 31, 2022, the Company had three and two loans, respectively, designated as non-performing. No specific allowances for credit losses were determined for the 3 loans on non-performing status as of September 30, 2023.
As of September 30, 2023, the three designated non-performing loans were all collateralized by multifamily properties. Subsequent to September 30, 2023, the Company foreclosed upon one of the multifamily properties located in Lubbock, TX. The loan had an amortized cost basis of $12.0 million as of September 30, 2023.
Loan Credit Characteristics, Quality and Vintage
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
4
High Risk/Delinquent/Defaulted/Potential For Loss - Underperforming investment with the potential of some interest loss but still expecting a positive return on investment. Trends and risk factors are negative.

5	Impaired/Defaulted/Loss Likely - Underperforming investment with expected loss of interest and some principal.
All commercial mortgage loans, excluding loans classified as commercial mortgage loans, held for sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2. As of September 30, 2023 and December 31, 2022, the weighted average risk rating of loans was 2.2 and 2.2, respectively.
The following tables present the par value and amortized cost of our commercial mortgage loans, held for investment as of September 30, 2023 and December 31, 2022, by the Company’s internal risk rating and year of origination.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

September 30, 2023
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Total Par Value	2023	2022	2021	2020	2019	Prior	Total Amortized Cost	% of Portfolio
1	—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2	115	4,081,231	475,495	1,460,281	1,917,162	109,700	73,896	35,876	4,072,410	82.3%
3	27	797,143	1,140	185,400	451,001	82,796	19,176	56,620	796,133	16.0%
4	3	82,686	—	—	56,825	—	25,788	—	82,613	1.7%
5	—	—	—	—	—	—	—	—	—	—%
Total	145	$4,961,060	$476,635	$1,645,681	$2,424,988	$192,496	$118,860	$92,496	$4,951,156	100.0%
					Allowance for credit losses				(37,512)
						Total carrying value, net			$4,913,644

December 31, 2022
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Total Par Value	2022	2021	2020	2019	2018	Prior	Total Amortized Cost	% of Portfolio
1	—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2	141	4,783,568	1,778,691	2,483,120	315,269	115,673	75,467	—	4,768,220	90.6%
3	15	281,071	—	167,707	36,655	54,631	—	21,792	280,785	5.3%
4	4	160,695	32,305	—	36,356	—	34,731	57,075	160,467	3.0%
5	1	63,640	60,304	—	—	—	—	—	60,304	1.1%
Total	161	$5,288,974	$1,871,300	$2,650,827	$388,280	$170,304	$110,198	$78,867	$5,269,776	100.0%
					Allowance for credit losses				(40,848)
						Total carrying value, net			$5,228,928
Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
As of September 30, 2023 and December 31, 2022, the contractual principal balance outstanding of commercial mortgage loans, held for sale, measured at fair value was $17.0 million and $15.6 million, respectively, which were comprised of one and two loans, respectively. As of September 30, 2023 and December 31, 2022, none of the Company's commercial mortgage loans, held for sale, measured at fair value were in default or greater than ninety days past due.
The following tables represent the composition by loan collateral type and region of the Company's commercial mortgage loans, held for sale, measured at fair value (dollars in thousands):

	September 30, 2023		December 31, 2022
Loan Collateral Type	Par Value	Percentage	Par Value	Percentage
Hospitality	$17,000	100.0%	$—	—%
Retail	—	—%	12,000	76.8%
Office	—	—%	3,625	23.2%
Total	$17,000	100.0%	$15,625	100.0%

	September 30, 2023		December 31, 2022
Loan Region	Par Value	Percentage	Par Value	Percentage
Southeast	$17,000	100.0%	$15,625	100.0%

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 4 - Real Estate Securities
Real Estate Securities Classified As Trading
As of September 30, 2023, the Company did not hold any real estate securities classified as trading.
The following is a summary of the Company's ARMs classified by collateral type and interest rate characteristics as of December 31, 2022 (dollars in thousands):

	Carrying Amount	Average Yield (1)
December 31, 2022
Agency Securities:
Fannie Mae/Freddie Mac ARMs	$235,728	2.42%
________________________________________________________
(1) Average yield is presented for the period then ended and is based on the cash component of interest income expressed as a percentage on average cost basis (the “cash yield”).
During the three and nine months ended September 30, 2023, the carrying amount of the Company's ARMs portfolio declined due to (i) $2.6 million and $17.6 million of principal paydowns, respectively, (ii) $122.8 million and $218.2 million of sales, respectively, and (iii) $2.6 million and $0.6 million of net trading losses, respectively, related to principal paydowns, changes in market values and sales of these securities. During the three and nine months ended September 30, 2022, the carrying amount of the Company's ARMs portfolio declined due to (i) $15.1 million and $468.9 million of principal paydowns, respectively, (ii) zero and $3.8 billion of sales, respectively, and (iii) $2.7 million and $113.7 million of net trading losses, respectively, related to principal paydowns and changes in market values of these securities. The net trading gains/losses on ARM Agency Securities were included in Trading gain/(loss) in the Company's consolidated statements of operations.
Real Estate Securities Classified As Available For Sale
The following is a summary of the Company's real estate securities, available for sale, measured at fair value, as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	CRE CLO Bonds
	Number of Bonds	Benchmark Interest Rate	Weighted Average Interest Rate	Weighted Average Contractual Maturity (years)	Par Value	Fair Value
September 30, 2023	6	1 Month SOFR	8.20%	11.6	$194,225	$193,072

December 31, 2022	7	1 Month SOFR	7.55%	15.4	$221,000	$221,025
The Company classified its CRE CLO bonds as available for sale and reports them at fair value in the consolidated balance sheets with changes in fair value recorded in accumulated other comprehensive income/(loss).
The following table shows the amortized cost, allowance for expected credit losses, unrealized gain/(loss) and fair value of the Company's CRE CLO bonds by investment type as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	Amortized Cost	Credit Loss Allowance	Unrealized Gain	Unrealized (Loss)	Fair Value
September 30, 2023	$194,171	$—	$22	$(1,121)	$193,072

December 31, 2022	$220,635	$—	$833	$(443)	$221,025
As of September 30, 2023, the Company held six CRE CLO bonds with an amortized cost basis of $194.2 million and a net unrealized loss of $1.1 million, five of which were held in a gross unrealized loss position of $1.1 million. As of December 31, 2022, the Company held seven CRE CLO bonds with an amortized cost basis of $220.6 million and a net unrealized gain of $0.39 million, three of which were held in a gross unrealized loss position of $0.40 million. As of September 30, 2023 and December 31, 2022, zero positions had an unrealized loss for a period greater than twelve months. As of September 30, 2023 and December 31, 2022, the fair value of the Company's CRE CLO bonds that were in an unrealized loss position for less than

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

twelve months, and for which an allowance for credit loss has not been recorded was $164.8 million and $113.7 million, respectively.
Note 5 - Real Estate Owned
Real Estate Owned, Held for Investment
The following table summarizes the Company's real estate owned, held for investment assets as of September 30, 2023 and December 31, 2022 (dollars in thousands):

			As of September 30, 2023
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021(1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(4,603)	$86,020
August 2023(2)	Office	Portland, OR	16,479	52	2,065	—	18,596
			$19,915	$84,311	$4,993	$(4,603)	$104,616
________________________
See notes below.

			As of December 31, 2022
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021(1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(2,877)	$87,746
Various(3)	Retail	Various	9,105	31,036	—	(115)	40,026
			$12,541	$115,295	$2,928	$(2,992)	$127,772
________________________
(1) In the third quarter of 2021, the Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, Jeffersonville Member, LLC (the “Jeffersonville JV”) to acquire a triple net lease property in Jeffersonville, GA. Refer to Note 11 - Related Party Transactions and Arrangements for details.
(2) In August 2023, the Company obtained, through deed-in-lieu of foreclosure, an office property located in Portland, OR in exchange for relief of the associated loan.
(3) Relates to ten retail properties associated with the loan secured by the Walgreens Portfolio that were foreclosed upon as of December 31, 2022. The properties are located throughout the United States of America. During the third quarter of 2023, we classified the Walgreens Portfolio consisting of 24 retail properties as Real estate owned, held for sale in the consolidated balance sheets as discussed in the paragraphs below. Refer to Note 11 - Related Party Transactions and Arrangements for details.
Depreciation expense for the three and nine months ended September 30, 2023 totaled $0.6 million and $2.4 million, respectively. Depreciation expense for the three and nine months ended September 30, 2022 totaled $0.6 million and $1.7 million, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Real Estate Owned, Held for Sale
The following table summarizes the Company's Real estate owned, held for sale assets and liabilities as of September 30, 2023 and December 31, 2022 (dollars in thousands):

		As of September 30, 2023
Property Type	Primary Location(s)	Assets, Net	Liabilities, Net
Retail	Various	$103,657	$12,297

		As of December 31, 2022
Property Type	Primary Location(s)	Assets, Net	Liabilities, Net
Multifamily	New Rochelle, NY	$23,520	$—
Office	St. Louis, MO	12,977	—
		$36,497	$—
In June 2023, the Company sold the multifamily property located in New Rochelle, NY for $22.8 million. The transaction resulted in a loss of $1.2 million included in Gain/(loss) on other real estate investments in the Company's consolidated statements of operations for the nine months ended September 30, 2023.
During the second quarter of 2023, the Company recorded an impairment loss of $1.9 million included in Gain/(loss) on other real estate investments in the Company's consolidated statements of operations for the St. Louis, MO office property. In August 2023, the Company sold the office property for $12.0 million resulting in an additional loss of $0.3 million included in Gain/(loss) on other real estate investments in the Company's consolidated statements of operations for the three and nine months ended September 30, 2023.
In November 2022, the Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, BSPRT Walgreens Portfolio, LLC (the "Walgreens JV") to assume the retail Walgreens Portfolio consisting of 24 retail properties with various locations throughout the United States. Refer to Note 11 - Related Party Transactions and Arrangements. As of December 31, 2022, through foreclosures, the Company had acquired ten of the 24 properties, and subsequently acquired the remaining 14 properties during the nine months ended September 30, 2023. During the three months ended September 30, 2023, the Company classified the real estate owned assets and liabilities as held for sale in accordance with ASC 360 - Property, Plant, and Equipment and recognized an impairment loss of $4.0 million included in Gain/(loss) on other real estate investments in the Company's consolidated statements of operations. Refer to Note 12 - Fair Value of Financial Instruments for discussion on the properties fair value measurement. In addition, the Company sold one of the retail properties in the portfolio in September 2023, resulting in a loss of $22 thousand included in Gain/(loss) on other real estate investments in the Company's consolidated statements of operations. As of September 30, 2023, the Company's real estate owned held for sale assets consisted of the remaining 23 retail properties in the Walgreens Portfolio.
Note 6 - Leases
Intangible Lease Assets and Liabilities
The following table summarizes the Company's identified intangible lease assets (primarily in-place leases) and liabilities (primarily below-market leases) recognized in the consolidated balance sheets as of September 30, 2023 and December 31, 2022 (dollars in thousands):

Identified intangible assets:	September 30, 2023	December 31, 2022
Gross amount	$49,363	$58,542
Accumulated amortization	(5,759)	(3,711)
Total, net	$43,604	$54,831

Identified intangible liabilities:
Gross amount	$12,813	$6,507
Accumulated amortization	(516)	(79)
Total, net	$12,297	$6,428

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Rental Income
Rental income for the three months ended September 30, 2023 and 2022 totaled $4.7 million and $2.3 million, respectively. Rental income for the nine months ended September 30, 2023 and 2022 totaled $14.0 million and $6.9 million, respectively. Rental income is included in Revenue from real estate owned in the consolidated statements of operations.
The following table summarizes the Company's schedule of future minimum rents on its real estate owned, held for investment properties, with a remaining lease term of approximately 15.1 years, to be recognized (dollars in thousands):

Future Minimum Rents	September 30, 2023
2023 (October - December)	$2,220
2024	8,207
2025	8,372
2026	8,539
2027	8,710
2028 and beyond	106,271
Total future minimum rent	$142,319
Amortization Expense
Intangible lease assets are amortized using the straight-line method over the remaining term of the lease. The weighted average life of the intangible assets as of September 30, 2023 is approximately 15.1 years. Amortization expense for the three and nine months ended September 30, 2023 totaled $0.9 million and $3.1 million, respectively. Amortization expense for the three and nine months ended September 30, 2022 totaled $0.7 million and $2.2 million, respectively.
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in an increase to rental revenues of $1.4 million and $1.0 million, respectively, for the three and nine months ended September 30, 2023. There was no amortization of acquired below-market leases for the three and nine months ended September 30, 2022. The following table summarizes the Company's expected acquired below (above) market leases, net amortization over the next five years, exclusive of intangible assets that are held for sale, assuming no further acquisitions or dispositions (dollars in thousands):

Amortization Expense - Acquired below (above) market leases, net	September 30, 2023
2023 (October - December)	$90
2024	—
2025	—
2026	—
2027	—
The following table summarizes the Company's expected other identified intangible assets, net amortization over the next five years, exclusive of intangible assets that are held for sale, assuming no further acquisitions or dispositions (dollars in thousands):

Amortization Expense - Other identified intangible assets	September 30, 2023
2023 (October - December)	$981
2024	2,880
2025	2,880
2026	2,880
2027	2,880

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 7 - Debt
Below is a summary of the Company's Repurchase facilities and revolving credit facilities - commercial mortgage loans ("Repo and Revolving Credit Facilities"), Mortgage note payable, Other financing and Unsecured debt as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023
	Capacity	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Term Maturity
Repo and revolving credit facilities - commercial mortgage loans(2):
JPM Repo Facility(3)	$500,000	$115,274	$19,796	7.95%	07/2026
Atlas Repo Facility(4)	600,000	38,857	5,375	7.58%	03/2024
WF Repo Facility(5)	500,000	28,675	8,822	7.58%	11/2023
Barclays Revolver Facility(6)	250,000	—	823	N/A	09/2024
Barclays Repo Facility(7)	500,000	66,539	10,191	7.19%	03/2025
Total/Weighted average	$2,350,000	$249,345	$45,007	7.65%
Mortgage note payable:
Debt related to our REO(8)	N/A	$23,998	$1,464	8.45%	10/2024
Other financings:
Other financings (9)	N/A	$23,669	$4,672	8.08%	Various(9)
Unsecured debt(10):
Junior subordinated notes maturing in:
October 2035(11)	N/A	$17,037	$1,521	9.13%	10/2035
December 2035	N/A	39,541	2,593	8.97%	12/2035
September 2036	N/A	24,692	1,620	8.97%	09/2036
Total/Weighted average	N/A	$81,270	$5,734	9.00%
________________________________________________________
See notes below.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

	December 31, 2022
	Capacity	Amount Outstanding	Interest Expense (1)	Ending Weighted Average Interest Rate	Term Maturity
Repo and revolving credit facilities - commercial mortgage loans(2):
JPM Repo Facility(3)	$500,000	$275,423	$11,773	7.42%	10/2024
Atlas Repo Facility(4)	600,000	168,046	8,676	7.12%	10/2023
WF Repo Facility(5)	500,000	79,807	7,492	7.11%	11/2023
Barclays Revolver Facility(6)	250,000	—	1,267	N/A	09/2023
Barclays Repo Facility(7)	500,000	157,583	8,997	6.75%	03/2025
Total/Weighted average	$2,350,000	$680,859	$38,205	7.16%
Mortgage note payable:
Debt related to our REO(8)	N/A	$23,998	$1,185	7.32%	10/2024
Other financings:
Other financings(9)	N/A	$76,301	$3,069	6.17%	Various(9)
Unsecured debt(10):
Junior subordinated notes maturing in:
October 2035	N/A	$34,508	$2,046	8.25%	10/2035
December 2035	N/A	39,513	2,202	8.39%	12/2035
September 2036	N/A	24,674	1,375	8.39%	09/2036
Total/Weighted average	N/A	$98,695	$5,623	8.34%
________________________________________________________
(1) Represents year to date expense and includes amortization of deferred financing costs.
(2) The Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 60% to 75% of the principal amount of the mortgage loan being pledged. These loans are all floating rate at the Secured Overnight Financing Rate ("SOFR") plus an applicable spread. Additionally, the Repo and Revolving Credit Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of September 30, 2023 and December 31, 2022, the Company is in compliance with all debt covenants.
(3) On July 27, 2023, the Company extended the maturity date from October 6, 2023 to July 26, 2026 with a one-year extension option available at the Company's discretion.
(4) On March 17, 2023, the maturity date was extended to March 15, 2024. During the first quarter of 2023, this repurchase facility was transferred from Credit Suisse to Atlas SP Partners.
(5) On October 25, 2023, the committed financing was decreased from $500 million to $400 million. Additionally, the maturity date was extended to November 21, 2025. There are two more one-year extension options available at the Company's discretion.
(6) The Company may increase the total commitment amount by an amount between $100 million and $150 million for three month intervals, on an unlimited basis prior to maturity. Additionally, on April 24, 2023, the Company extended the maturity date to September 20, 2024.
(7) There are two one-year extension options available at the Company's discretion.
(8) Relates to a mortgage note payable in Jeffersonville JV, a consolidated joint venture. The loan has a principal amount of $112.7 million of which $88.7 million of the loan is owned by the Company and was eliminated in our consolidated financial statements (see Note 5 - Real Estate Owned).
(9) Comprised of two note-on-note financings via participation agreements. From inception of the loan, the Company's outstanding loans could increase as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The weighted average contractual maturity of these loans is December 2023.
(10) The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option. Interest paid on unsecured debt, including related derivative cash flows, totaled $1.9 million and $5.8 million for the three and nine months ended September 30, 2023, respectively, compared to $1.3 million and $4.1 million for the three and nine months ended September 30, 2022, respectively.
(11) During the nine months ended September 30, 2023 the Company had a realized a gain on extinguishment for debt in the amount of $4.4 million as a result of the repurchase of $17.5 million par value of the Company's unsecured debt during the first quarter of 2023 at a price equal to 75% of par value.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
Below is a summary of the Company's MRAs which were included in Repurchase agreements - real estate securities in the Company's consolidated balance sheets as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged (1)	Weighted Average Interest Rate	Weighted Average Days to Maturity
JP Morgan Securities LLC	$179,221	$3,699	$203,463	6.32%	23
Wells Fargo Securities, LLC	8,994	95	9,993	6.11%	31
Barclays Capital Inc.	51,795	2,552	58,275	6.17%	17
Total/Weighted Average	$240,010	$6,346	$271,731	6.28%	22
________________________________________________________
See notes below.
	December 31, 2022
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged (1)	Weighted Average Interest Rate	Weighted Average Days to Maturity
JP Morgan Securities LLC	$103,513	$1,281	$120,751	5.34%	22
Barclays Capital Inc.	119,351	1,646	144,778	5.18%	50
Total/Weighted Average	$222,864	$2,927	$265,529	5.25%	37
________________________________________________________
(1) Includes $118.1 million and $67.1 million of CLO notes, held by the Company, which is eliminated within the Real estate securities, trading, at fair value line of the consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

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
The Company did not have any outstanding repurchase agreements collateralized by real estate securities classified as trading as of September 30, 2023. Below is a summary of the Company's repurchase agreements collateralized by real estate securities classified as trading included in Repurchase agreements - real estate securities in the Company's consolidated balance sheet as of December 31, 2022 (dollars in thousands):

	December 31, 2022
	Amount Outstanding	Accrued Interest Receivable	Collateral Carrying Amount	Weighted Average Borrowing Rates
Repurchase arrangements secured by trading securities with maturities of 30 days or less	$172,144	$544	$180,400	4.25%
Repurchase arrangements secured by trading securities with maturities of 31 to 90 days	45,000	114	47,210	4.51%
Total/Weighted Average	$217,144	$658	$227,610	4.30%

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Average repurchase agreements outstanding were $220.1 million for the three months ended December 31, 2022. Average repurchase agreements outstanding differed from respective quarter-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff and asset sales. Interest paid on repurchase agreements totaled $0.8 million and $4.6 million for the three and nine months ended September 30, 2023, respectively, compared to $1.5 million and $7.0 million for the three and nine months ended September 30, 2022, respectively.
Collateralized Loan Obligation
The following table represents the terms of the notes issued by 2019-FL5 Issuer, 2019-FL6 Issuer, 2021-FL7 Issuer, 2022-FL8 Issuer, 2022-FL9 Issuer and 2023-FL10 Issuer (collectively the "CLOs"), as of September 30, 2023 and December 31, 2022:

	September 30, 2023
CLO Facility	Number of Loans in pool(1)	Benchmark Interest Rate(2)	Weighted Average Spread	Par Value	Par Value Outstanding (3)	Principal Balance of Collateralized Mortgage Assets	Maturity Dates
2021-FL6 Issuer	60	Term SOFR	1.42%	$584,500	$583,078	$699,595	3/15/2036
2021-FL7 Issuer	36	Term SOFR	1.64%	722,250	720,000	882,382	12/21/2038
2022-FL8 Issuer	46	AVG SOFR	1.78%	960,000	960,000	1,197,872	2/15/2037
2022-FL9 Issuer	49	Term SOFR	3.04%	670,637	670,639	798,766	5/15/2039
2023-FL10 Issuer	28	Term SOFR	2.52%	573,794	573,794	896,554	9/15/2035
				$3,511,181	$3,507,511	$4,475,169

	December 31, 2022
CLO Facility	Number of Loans in pool(1)	Benchmark interest rate(2)	Weighted Average Spread	Par Value	Par Value Outstanding (3)	Principal Balance of Collateralized Mortgage Assets	Maturity Dates
2019-FL5 Issuer	25	LIBOR	1.77%	$664,199	$210,339	$378,786	5/15/2029
2021-FL6 Issuer	58	LIBOR	1.42%	584,500	584,500	691,148	3/15/2036
2021-FL7 Issuer	39	LIBOR	1.64%	722,250	722,250	899,729	12/21/2038
2022-FL8 Issuer	39	AVG SOFR	1.72%	960,000	960,000	1,198,477	2/15/2037
2022-FL9 Issuer	50	Term SOFR	3.04%	670,637	670,639	797,545	5/15/2039
				$3,601,586	$3,147,728	$3,965,685

________________________________________________________
(1) Loan assets may be pledged towards one or multiple CLO pool.
(2) On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that LIBOR tenors relevant to 2019-FL5 Issuer, 2021- FL6 Issuer, and 2021-FL7 Issuer would cease to be published or no longer be representative after June 30, 2023. The Alternative Reference Rates Committee (the “ARRC”) interpreted this announcement to constitute a benchmark transition event. The benchmark index of 1M LIBOR interest rate will convert from LIBOR to compounded SOFR, plus a benchmark adjustment of 11.448 basis points with a lookback period equal to the number of calendar days in the applicable interest accrual period plus two SOFR business days, conforming with the indenture agreement and recommendations from the ARRC. Compounded SOFR for any interest accrual period shall be the “30-Day Average SOFR” as published by the Federal Reserve Bank of New York on each benchmark determination date. On July 13, 2023, the Company converted the indices for 2021-FL6 Issuer and 2021-FL7 Issuer to 1M Term SOFR + 11.448 basis points and the applicable spreads remains unchanged.
(3) Excludes $610.5 million and $453.4 million, respectively, of CLO notes, held by the Company, which are eliminated within the collateralized loan obligations line in the consolidated balance sheet as of September 30, 2023 and December 31, 2022, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

On July 17, 2023, the Company called all of the outstanding notes issued by BSPRT 2019-FL5 Issuer, Ltd., a wholly owned indirect subsidiary of the Company. The outstanding principal of the notes on the date of the call was $122.0 million. The Company recognized all the remaining unamortized deferred financing costs of $2.9 million recorded within the Realized gain/(loss) on extinguishment of debt line of the consolidated statements of operations, which was a non-cash charge.
On September 28, 2023, BSPRT 2023-FL10 Issuer, LLC, a wholly-owned indirect subsidiary of the Company, entered into an indenture with the OP, as advancing agent, U.S. Bank Trust Company, National Association, as trustee and note administrator, and U.S. Bank National Association, as custodian and in other capacities, which governs the issuance of approximately $896.6 million principal balance secured floating rate notes, of which $573.8 million were purchased by third party investors and $322.8 million were purchased by a wholly-owned subsidiary of the OP. In addition, concurrently with the issuance of the notes, BSPRT 2023-FL10 Issuer, LLC also issued 75,086 preferred shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share, which were not offered as part of closing the indenture. For U.S. federal income tax purposes, BSPRT 2023-FL10 Issuer, LLC is a disregarded entity.
The below table reflects the total assets and liabilities of the Company's outstanding CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of September 30, 2023 and December 31, 2022 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE. The VIE's are non-recourse to the Company.

	September 30, 2023	December 31, 2022
Assets (dollars in thousands)
Cash (1)	$26,725	$43,246
Commercial mortgage loans, held for investment, net (2)	4,443,255	3,942,918
Accrued interest receivable	21,013	15,444
Total Assets	$4,490,993	$4,001,608

Liabilities (dollars in thousands)
Notes payable, net (3)(4)	$4,118,009	$3,601,102
Accrued interest payable	11,811	10,582
Total Liabilities	$4,129,820	$3,611,684
________________________________________________________
(1) Includes $25.9 million and $42.5 million of cash held by the servicer related to CLO loan payoffs as of September 30, 2023 and December 31, 2022, respectively.
(2) The balance is presented net of allowance for credit losses of $23.9 million and $13.2 million as of September 30, 2023 and December 31, 2022, respectively.
(3) Includes $610.5 million and $453.4 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligation line of the consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.
(4) The balance is presented net of deferred financing cost and discount of $30.1 million and $19.2 million as of September 30, 2023 and December 31, 2022, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 8 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income/(loss) is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net income/(loss)	$30,995	$35,258	$114,478	$(12,958)
Net (income)/loss from noncontrolling interest	772	—	722	—
Less: Preferred stock dividends	6,748	6,899	20,245	34,865
Net income/(loss) applicable to common stock	$25,019	$28,359	$94,955	$(47,823)
Less: Participating securities' share in earnings	287	—	1,300	—
Net income/(loss) applicable to common stockholders (basic & diluted earnings per share)	$24,732	$28,359	$93,655	$(47,823)

Denominator
Weighted-average common shares outstanding for basic earnings per share	82,210,624	83,665,250	82,410,725	67,965,397
Weighted-average common shares outstanding for diluted earnings per share	82,210,624	83,665,250	82,410,725	67,965,397

Basic earnings per share	$0.30	$0.34	$1.14	$(0.70)
Diluted earnings per share	$0.30	$0.34	$1.14	$(0.70)
The effect of the weighted average dilutive shares excluded restricted shares and stock units as of the three months ended September 30, 2023 and 2022 of 809,257 and 516,830 respectively, as the effect was anti-dilutive. The effect of the weighted average dilutive shares excluded restricted shares and stock units for the nine months ended September 30, 2023 and 2022 of 772,945 and 465,237 respectively, as the effect was anti-dilutive.
The effect of the dilutive shares excluded the weighted average common equivalent of convertible preferred shares for the three and nine months ended September 30, 2023 of 5,370,498 as the effect was anti-dilutive. The effect of dilutive shares excluded the weighted average common equivalent of convertible preferred shares for the three and nine months ended September 30, 2022 of 5,789,378 and 21,508,045, respectively as the effect was anti-dilutive.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 9 - Redeemable Convertible Preferred Stock and Equity Transactions
The following table presents the summary of the Company's outstanding shares of redeemable convertible preferred stock, perpetual preferred stock, Automatically Convertible Preferred Stock and Common Stock as of September 30, 2023 and December 31, 2022 (dollars in thousands, except share amounts):

	Balance as of		Shares Outstanding as of		Third Quarter 2023 Dividend Per Share (1)
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Redeemable Convertible Preferred Stock:
Series H Preferred Stock (2)	$89,748	$89,748	17,950	17,950	$106.22
Series I Preferred Stock (3)	$—	$5,000	—	1,000	—
Perpetual Preferred Stock:
Series E Preferred Stock	$258,742	$258,742	10,329,039	10,329,039	$0.46875
Common Stock:
Common Stock - at par value (4)(5)	$822	$826	83,019,881	82,992,784	$0.355
_________________________________________________________
(1) As declared by the Company's board of directors.
(2) On January 19, 2023, the Series H Preferred Stock was amended such that the mandatory conversion date was extended by one year, to January 19, 2024. Unless earlier converted, the Series H Preferred Stock will automatically convert into common stock at a rate of 299.2 shares of common stock per share of Series H Preferred Stock (subject to adjustments as described in the Articles Supplementary for the Series H Preferred Stock) on January 19, 2024. The holder of the Series H Preferred Stock has the right to convert up to 4,487 shares of Series H Preferred Stock one time in each calendar month through December 2023, upon 10 business days’ advance notice to the Company.
(3) On January 19, 2023, all 1,000 outstanding shares of the Company's Series I Preferred Stock each automatically converted into 299.2 shares of Common Stock, pursuant to the terms of the Series I Preferred Stock, resulting in the issuance of 299,200 shares of Common Stock.
(4) Common Stock includes shares issued pursuant to the Company's dividend reinvestment plan ("DRIP") and unvested restricted shares.
(5) The Company did not repurchase any shares during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company repurchased 758,137 shares of Common Stock at an average price of $12.08 per share for a total of $9.2 million. All of these shares were retired upon settlement, reducing the total outstanding shares as of September 30, 2023. See discussion in the "Stock Repurchases" section below.
During the nine months ended September 30, 2023 and 2022, the Company paid an aggregate of $87.7 million and $58.1 million, respectively, of common stock distributions comprised of quarterly common dividends of $0.355 per share.
Stock Repurchases
The Company’s board of directors has authorized a $65 million share repurchase program of the Company’s common stock. The Company’s share repurchase program authorizes share repurchases at prices below the most recently reported book value per share as determined in accordance with GAAP. Repurchases made under the program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any purchases by the Company will be determined by the Company in its reasonable business judgment and consistent with the exercise of its legal duties and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company share repurchase program will remain open until at least December 31, 2024, which was extended from December 31, 2023, or until the capital committed to the applicable repurchase program has been exhausted, whichever is sooner. Repurchases under the Company’s share repurchase program may be suspended from time to time at the Company’s discretion without prior notice. As of September 30, 2023, the Company had $39.3 million remaining under the share repurchase program.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

The following table is a summary of the Company’s repurchase activity of its common stock during the nine months ended September 30, 2023 (dollars in thousands, except share amounts):

	For the Nine Months Ended September 30, 2023
	Shares	Amount (1)
Beginning of period, authorized repurchase amount (2)		$48,421
Repurchases paid	758,137	(9,161)
Remaining as of September 30, 2023		$39,260
_________________________________________________________
(1) For the nine months ended September 30, 2023, the average purchase price was $12.08 per share.
(2)Amount includes commissions paid associated with share repurchases.
Accumulated Other Comprehensive Income/(Loss)
The following tables set forth the changes in accumulated other comprehensive income/(loss) by component for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	For the Three Months Ended
	September 30, 2023			September 30, 2022
	Total	Available for Sale Securities	Cash Flow Hedges	Total	Available for Sale Securities	Cash Flow Hedges
Balance, Beginning of Period	$(1,299)	$(1,299)	$—	$—	$—	$—
Other comprehensive income/(loss)	448	448	—	(373)	(373)	—
Reclassification adjustment for amounts included in net income/(loss)	(248)	(248)	—	—	—	—
Balance, End of Period	$(1,099)	$(1,099)	$—	$(373)	$(373)	$—

	For the Nine Months Ended
	September 30, 2023			September 30, 2022
	Total	Available for Sale Securities	Cash Flow Hedges	Total	Available for Sale Securities	Cash Flow Hedges
Balance, Beginning of Period	$390	$390	$—	$(62)	$—	$(62)
Other comprehensive income/(loss)	(564)	(564)	—	(593)	(373)	(220)
Reclassification adjustment for amounts included in net income/(loss)	(925)	(925)	—	282	—	282
Balance, End of Period	$(1,099)	$(1,099)	$—	$(373)	$(373)	$—

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Note 10 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of September 30, 2023 and December 31, 2022, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	September 30, 2023	December 31, 2022
2023 (October - December)	$23,772	$73,921
2024	181,698	312,009
2025	163,575	70,429
2026 and beyond	18,617	9,629
	$387,662	$465,988
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three and nine months ended September 30, 2023 and 2022 and the associated payable as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2023	2022	2023	2022	September 30, 2023	December 31, 2022
Acquisition expenses (1)	$316	$362	$977	$996	$—	$—
Administrative services expenses	3,566	3,001	10,993	9,402	3,566	3,526
Asset management and subordinated performance fee	7,908	6,430	24,893	19,776	12,389	8,843
Other related party expenses (2)(3)	235	226	785	706	881	3,060
Total related party fees and reimbursements	$12,025	$10,019	$37,648	$30,880	$16,836	$15,429
_________________________________________________________
(1) Total acquisition expenses paid during the three months ended September 30, 2023 and 2022 were $1.8 million and $2.5 million, respectively, of which $1.5 million and $2.1 million, respectively, were capitalized within the commercial mortgage loans, held for investment and real estate securities, available for sale, measured at fair value lines of the consolidated balance sheets. Total acquisition expenses paid during the nine months ended September 30, 2023 and 2022 were $4.1 million and $9.7 million, respectively, of which $3.1 million and $8.7 million were capitalized within the commercial mortgage loans, held for investment line of the consolidated balance sheets.
(2) These are related to reimbursable costs incurred related to the increase in loan origination activities and are included in Other expenses in the Company's consolidated statements of operations.
(3) As of September 30, 2023 and December 31, 2022, the related party payables include $0.6 million and $2.9 million, respectively, of payments made by the Advisor to third party vendors on behalf of the Company.
The payables as of September 30, 2023 and December 31, 2022, in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
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
Pursuant to the Company's 2021 Incentive Plan, in the first quarter of 2023 the Company issued awards of restricted stock units to its officers and certain other personnel of the Advisor who provide services to the Company under the Advisory Agreement.
As of September 30, 2023 and December 31, 2022, our commercial mortgage loans, held for investment, includes an aggregate of $123.7 million and $122.9 million, respectively, carrying value of loans to affiliates of our Advisor. The Company recognized $2.8 million and $1.6 million of interest income from these loans for the three months ended September 30, 2023 and 2022 respectively, in the Company’s consolidated statements of operations. The Company recognized $7.4 million and $3.4 million of interest income from these loans for the nine months ended September 30, 2023 and 2022 respectively, in the Company’s consolidated statements of operations.
In November 2022, the Company and an affiliate of the Company entered into the Walgreens JV to acquire the Walgreens Portfolio consisting of 24 retail properties with various locations throughout the United States. The Company has a 76% interest in the Walgreens JV, while the affiliate has a 24% interest. The Company has majority control of Walgreens JV and, therefore, consolidates the accounts of Walgreens JV into our consolidated financial statements. As of September 30, 2023 and December 31, 2022, the Company recorded $24.9 million and $10.5 million, respectively, in non-controlling interest related to the Walgreens JV on its consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
September 30, 2023
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no material transfers between levels within the fair value hierarchy for the period ended September 30, 2023. Material transfers between levels within the fair value hierarchy during the period ended December 31, 2022 were specifically related to the transfer of ARM Agency Securities from Level II to Level III.
The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023
	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$193,072	$—	$193,072	$—
Commercial mortgage loans, held for sale, measured at fair value	17,000	—	—	17,000
Treasury Notes	35	35	—	—
Total assets, at fair value	$210,107	$35	$193,072	$17,000

Liabilities, at fair value
Credit default swaps	$258	$—	$258	$—
Total liabilities, at fair value	$258	$—	$258	$—

	December 31, 2022
	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$221,025	$—	$221,025	$—
Real estate securities, trading, measured at fair value	235,728	—	—	235,728
Commercial mortgage loans, held for sale, measured at fair value	15,559	—	—	15,559
Treasury note futures	91	91	—	—
Interest rate swaps	90	—	90	—
Credit default swaps	234	—	234	—
Total assets, at fair value	$472,727	$91	$221,349	$251,287

Liabilities, at fair value
Credit default swaps	$64	$—	$64	$—
Total liabilities, at fair value	$64	$—	$64	$—

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. As a result, the unrealized gains and losses for assets and liabilities within the Level III category may include changes in fair value that were attributable to both observable and unobservable inputs. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of September 30, 2023 and December 31, 2022 (dollars in thousands).
The following table contains the Level III inputs used to value assets and liabilities on a recurring basis or where the Company discloses fair value as of September 30, 2023:

	September 30, 2023
Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
Commercial mortgage loans, held for sale, measured at fair value	$17,000	Discounted Cash Flow	Yield	8.3%	N/A

	December 31, 2022
Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
Commercial mortgage loans, held for sale, measured at fair value	$15,559	Discounted Cash Flow	Yield	7.2%	6.3% - 7.7%
Real estate securities, trading, measured at fair value	$235,728	Discounted Cash Flow	Yield	3.3%	2.0% - 6.5%
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
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets. The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	September 30, 2023
	Commercial Mortgage Loans, held for sale, measured at fair value	Real estate securities, trading, measured at fair value
Beginning balance, January 1, 2023	$15,559	$235,728
Transfers into Level III (1)	—	—
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loans, held for sale	3,027	—
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	44	—
Trading gain/(loss)	—	(605)
Originations	93,250	—
Sales/paydowns	(94,880)	(235,123)
Transfers out of Level III (1)	—	—
Ending Balance, September 30, 2023	$17,000	$—
________________________________________________________
(1) There were no transfers in or out of Level III as of September 30, 2023.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

	December 31, 2022
	Commercial Mortgage Loans, held for sale, measured at fair value	Real estate securities, trading, measured at fair value	Other real estate investments, measured at fair value
Beginning balance, January 1, 2022	$34,718	$—	$2,074
Transfers into Level III (1)	—	4,566,871	—
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loans, held for sale	2,358	—	—
Realized gain/(loss) on sale of available for sale trading securities	—	—	(33)
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	(511)	—	4
Trading gain/(loss)	—	(119,220)	—
Net accretion	—	—	—
Originations	366,692	—	—
Sales/paydowns	(387,698)	(4,211,923)	(2,045)
Transfers out of Level III	—	—	—
Ending Balance, December 31, 2022	$15,559	$235,728	$—
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
Financial Instruments Measured at Fair Value on a Nonrecurring Basis
Real Estate Owned, held for sale, recorded in Real estate owned, held for sale on the consolidated balance sheets are valued at fair value on a non-recurring basis in accordance with ASC 820. As of September 30, 2023, we had assets and liabilities measured at fair value on a nonrecurring basis on our consolidated balance sheets with an aggregate fair value of $91.4 million, net, representing the remaining 23 retail properties in the Walgreens Portfolio, that were written down to estimated fair value less cost to sell for impairment purposes and were classified as Level III investments. The significant unobservable inputs utilized in the analysis were the exit capitalization rates, which ranged from 5.00%-5.75%. As of December 31, 2022, the Company had no assets measured at fair value on a nonrecurring basis on our consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans, held for investment and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of September 30, 2023 and December 31, 2022 (dollars in thousands):

			September 30, 2023		December 31, 2022
		Level	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Commercial mortgage loans, held for investment	Asset	III	$4,951,156	$4,961,106	$5,269,776	$5,278,495
Collateralized loan obligations(2)	Liability	II	3,477,444	3,436,617	3,121,983	3,055,810
Mortgage note payable	Liability	III	23,998	23,998	23,998	23,998
Other financings	Liability	III	23,669	23,669	76,301	76,301
Unsecured debt	Liability	III	81,270	70,600	98,695	66,300
________________________________________________________
(1) The carrying value is gross of $37.5 million and $40.8 million of allowance for credit losses as of September 30, 2023 and December 31, 2022, respectively.
(2) Depending upon the significance of the fair value inputs utilized in determining these fair values, our collateralized loan obligations are classified in either Level II or Level III of the fair value hierarchy. Beginning in the third quarter of 2023, the transfers from Level III to Level II were a result of the availability of current and reliable market data provided by third party pricing services or other valuation techniques which utilized observable inputs.
Repurchase agreements - commercial mortgage loans of $249.3 million and $680.9 million as of September 30, 2023 and December 31, 2022, respectively, and repurchase agreements - real estate securities of $240.0 million and $440.0 million as of September 30, 2023 and December 31, 2022, respectively, are not carried at fair value and does not include accrued interest expense, which are presented in Note 7 – Debt. For these instruments, carrying value generally approximates fair value and are classified as Level III.
The fair value of the commercial mortgage loans, held for investment is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. The Company estimates the fair value of the collateralized loan obligations using external broker quotes. The Mortgage note payable was recorded at transaction proceeds, which are considered to be the best initial estimate of fair value. The fair value of the Other financings is generally estimated using a discounted cash flow analysis. The fair value of the Unsecured debt is based on discounted cash flows using Company estimates for market yields on similarly structured debt instruments.
Note 13 - Derivative Instruments
The Company uses derivative instruments primarily to manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.
The following derivative instruments were outstanding as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023			December 31, 2022
		Fair Value			Fair Value
Contract type	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Credit default swaps	$21,750	$—	$258	$18,000	$234	$64
Interest rate swaps	—	—	—	9,800	90	—
Treasury note futures	11,700	35	—	3,500	91	—
Total	$33,450	$35	$258	$31,300	$415	$64

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

The following table indicates the net realized and unrealized gains and losses on derivatives, by primary underlying risk exposure, as included in Loss on derivative instruments in the consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
Contract type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Realized Gain/(Loss)
Credit default swaps	$33	$(46)	$(40)	$(254)
Interest rate swaps	(251)	113	1,606	(1,370)
Treasury note futures	35	—	—	—
Total	$(183)	$67	$1,566	$(1,624)

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
Contract type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Realized Gain/(Loss)
Credit default swaps	$36	$(32)	$515	$(301)
Interest rate swaps	(90)	672	(13,215)	56,961
Treasury note futures	(56)	44	(124)	939
Total	$(110)	$684	$(12,824)	$57,599
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
Note 14 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's derivative instruments and repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of September 30, 2023 and December 31, 2022 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral (1)	Net Amount
September 30, 2023
Derivative instruments, at fair value	$35	$—	$35	$—	$—	$35
December 31, 2022
Derivative instruments, at fair value	$415	$—	$415	$—	$—	$415
_________________________________________________________
See notes below.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral (1)	Net Amount
September 30, 2023
Repurchase agreements - commercial mortgage loans	$249,345	$—	$249,345	$249,345	$—	$—
Repurchase agreements - real estate securities	240,010	—	240,010	240,010	—	—
Derivative instruments, at fair value	258	—	258	—	258	—
December 31, 2022
Repurchase agreements - commercial mortgage loans	$680,859	$—	$680,859	$680,859	$—	$—
Repurchase agreements - real estate securities	440,008	—	440,008	440,008	—	—
Derivative instruments, at fair value	64	—	64	—	64	—
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
•The real estate securities business focuses on investing in and asset managing real estate securities. Historically this business has focused primarily on CMBS, CRE CLO bonds, CDO notes, and other securities. As a result of the October 2021 acquisition of Capstead, the Company acquired a small portfolio of ARM Agency Securities (all of which has been disposed of as of September 30, 2023).
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited)

Profit or loss on segment operations is measured by Net income/(loss) included in the consolidated statements of operations. The following table represents the Company's operations by segment for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

Three Months Ended September 30, 2023	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$137,042	$131,093	$4,908	$109	$932
Revenue from real estate owned	3,317	—	—	—	3,317
Interest expense	77,973	74,002	3,151	307	513
Net income/(loss)	30,995	35,450	(1,568)	82	(2,969)
Total assets as of September 30, 2023	5,875,455	5,357,513	196,240	56,198	265,504
Three Months Ended September 30, 2022
Interest income	$94,131	$91,097	$1,648	$1,386	$—
Revenue from real estate owned	2,312	—	—	—	2,312
Interest expense	46,157	43,260	1,779	786	332
Net income/(loss)	35,258	35,778	(3,309)	2,107	682
Total assets as of December 31, 2022	6,203,601	5,444,152	474,231	63,307	221,911

Nine Months Ended September 30, 2023	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$420,470	$404,300	$12,488	$1,179	$2,503
Revenue from real estate owned	13,067	—	—	—	13,067
Interest expense	224,347	211,923	10,139	824	1,461
Net income/(loss)	114,478	125,723	1,158	(10,610)	(1,793)
Total assets as of September 30, 2023	5,875,455	5,357,513	196,240	56,198	265,504
Nine Months Ended September 30, 2022
Interest income	$239,602	$209,585	$25,424	$4,593	$—
Revenue from real estate owned	6,936	—	—	—	6,936
Interest expense (1)	96,262	87,522	6,853	1,123	764
Net income/(loss)	(12,958)	46,306	(63,533)	1,995	2,274
Total assets as of December 31, 2022	6,203,601	5,444,152	474,231	63,307	221,911
_________________________________________________________
(1) For the nine months ended September 30, 2022, $5.2 million of deferred financing costs expense related to the redemption of the BSPRT 2018-FL4 Issuer CLO was reclassified from Interest expense to Realized gain/(loss) on extinguishment of debt on the consolidated statements of operations.
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
Note 16 - Subsequent Events
Subsequent to the quarter ended September 30, 2023, the following events took place:
Loan activity: On October 3, 2023, the Company foreclosed upon a multifamily property located in Lubbock, TX. The loan had an amortized cost basis of $12.0 million as of September 30, 2023 (see Note 3 - Commercial Mortgage Loans).
Debt activity:
On October 12, 2023, the Company entered into a master repurchase agreement ("MRA") with Churchill MRA Funding, with a maximum facility amount of $225 million.
On October 25, 2023, the Wells Fargo Repo Facility capacity was decreased from $500 million to $400 million. Additionally, the maturity date was extended to November 21, 2025. See Note 7 - Debt.
Stock repurchases: Subsequent to September 30, 2023, the Company repurchased 137,444 shares of common stock at a weighted average cost of $12.55 per share (see Part II, Item 2, "Unregistered Sales of Equity Securities and Use of Proceeds" for additional details).

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
•the effect of general market, real estate market, economic and political conditions, including changing interest rate environments (and sustained high interest rates) and inflation;
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
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans which the Company intends to sell through its TRS into commercial mortgage-backed securities ("CMBS") securitization transactions. Historically this business has focused primarily on CMBS, commercial real estate collateralized loan obligation bonds ("CRE CLO bonds"), collateralized debt obligations ("CDOs") and other securities. As a result of the October 2021 acquisition of Capstead Mortgage Corporation ("Capstead"), the Company acquired a portfolio of residential mortgage backed securities (“RMBS”) in the form of residential adjustable-rate mortgage pass-through securities ("ARM Agency Securities" or "ARMs") issued and guaranteed by government-sponsored enterprises or by an agency of the federal government. As of September 30, 2023, the Company has fully disposed of all of its ARM Agency Securities and is continuing to reinvest the proceeds from the sale of these securities in its other businesses. The Company also owns real estate that was either acquired by the Company through foreclosure or deed in lieu of foreclosure, or that was purchased for investment, primarily subject to triple net leases.

Book Value Per Share
The following table calculates our book value per share as of September 30, 2023 and December 31, 2022 ($ in thousands, except per share data):

	September 30, 2023	December 31, 2022
Stockholders' equity applicable to common stock	$1,308,172	$1,304,238

Shares:
Common stock	82,210,624	82,479,743
Equity compensation awards (restricted stock and restricted stock units)	809,257	513,041
Total outstanding	83,019,881	82,992,784
Book value per share	$15.76	$15.72

The following table calculates our fully-converted book value per share as of September 30, 2023 and December 31, 2022 ($ in thousands, except per share data):

	September 30, 2023	December 31, 2022
Stockholders' equity applicable to convertible common stock	$1,397,920	$1,398,986

Shares:
Common stock	82,210,624	82,479,743
Equity compensation awards (restricted stock and restricted stock units)	809,257	513,041
Series H convertible preferred stock	5,370,498	5,370,640
Series I convertible preferred stock	—	299,200
Total outstanding	88,390,379	88,662,624
Fully-converted book value per share (1) (2)	$15.82	$15.78
___________________________________________________________
(1) Fully-converted book value per share reflects full conversion of our outstanding series of convertible preferred stock and vesting of our outstanding equity compensation awards.
(2) Excluding the amounts for accumulated depreciation and amortization of real property of $8.4 million and $5.2 million as of September 30, 2023 and December 31, 2022, respectively, would result in a fully-converted book value per share of $15.91 and $15.84 as of September 30, 2023 and December 31, 2022, respectively.
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
During the nine months ended September 30, 2023, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Portfolio
As of September 30, 2023 and December 31, 2022, our portfolio consisted of 145 and 161 commercial mortgage loans, held for investment, respectively. The Commercial mortgage loans, held for investment, net of allowance for credit losses, as of September 30, 2023 and December 31, 2022 had a total carrying value of $4,913.6 million and $5,228.9 million, respectively. As of September 30, 2023 and December 31, 2022, our total commercial mortgage loans, held for sale, measured at fair value, was comprised of one loan with a fair value of $17.0 million and two loans with total fair value of $15.6 million, respectively. As of September 30, 2023 and December 31, 2022, we had $193.1 million and $221.0 million, respectively, of Real estate securities, available for sale, measured at fair value. As of September 30, 2023 and December 31, 2022, our real estate owned, held for investment portfolio was composed of 2 and 11 investments, respectively, with carrying values of $104.6 million and $127.8 million, respectively. As of September 30, 2023 and December 31, 2022, we had 23 and two properties classified as real estate owned, held for sale, respectively, with combined carrying values of $103.7 million and $36.5 million, respectively.
As of September 30, 2023, the Company did not hold any real estate securities, trading, measured at fair value. In August 2023, the Company fully disposed of the remaining ARM Agency Securities portfolio acquired from the Capstead merger. As of December 31, 2022, the Company had real estate securities, trading, measured at fair value of $235.7 million. During the nine months ended September 30, 2023, the Company experienced reductions in its ARMs portfolio due to (i) $17.6 million of principal paydowns, (ii) $218.2 million of sales and (iii) $0.6 million of net trading losses related to principal paydowns, changes in market values and sales of these securities.
As of September 30, 2023, we had three loans designated as non-performing status. As of September 30, 2023, no specific allowance for credit losses were recorded on the three non-performing loans, all of which are senior mortgage notes secured by multifamily properties. Subsequent to September 30, 2023, we foreclosed upon one of the three senior mortgage notes collateralized by multifamily properties and acquired title to the property. During the third quarter of 2023, the Company foreclosed upon the mortgage notes secured by an office property in Portland, OR through deed-in-lieu of foreclosure. The carrying value of the loan was $20.3 million prior to foreclosure. In connection therewith, the underlying collateral assets were reclassified to Real estate owned, net of depreciation in the consolidated balance sheets as of September 30, 2023 (see Note 3 - Commercial Mortgage Loans in our consolidated financial statements included in the Form 10-Q).
As of September 30, 2023 and December 31, 2022 our commercial mortgage loans, held for investment excluding commercial mortgage loans on non-performing status, had a weighted average coupon of 9.1% and 8.3%, respectively, and a weighted average remaining contractual maturity life of 1.0 years and 1.4 years, respectively.

The following charts summarize our commercial mortgage loans, held for investment, by coupon rate type, collateral type geographical region and state as of September 30, 2023 and December 31, 2022:

Rate Type - September 30, 2023
2.0%
98.0%
Fixed
Floating

Rate Type - December 31, 2022
1.6%
98.4%
Fixed
Floating

Collateral Type - September 30, 2023
1.6%
0.7%
2.5%
11.6%
5.8%
77.8%
Multifamily
Office
Hospitality
Industrial
Retail
Other

Collateral Type - December 31, 2022
9.7%
1.8%
2.3%
2.4%
7.7%
76.1%
Multifamily
Hospitality
Retail
Office
Industrial
Other

An investments region classification is defined according to the below map based on the location of investments secured property.

Region - September 30, 2023
5.0%
3.3%
1.9%
9.0%
37.8%
43.0%
Southwest
Southeast
Mideast
Far West
Great Lakes
Various (1)

Region - December 31, 2022

3.6%
3.1%
4.4%
33.3%
13.4%
42.2%
Southwest
Southeast
Mideast
Far West
Great Lakes
Various (1)

State - September 30, 2023
4.8%
4.7%
5.4%
18.2%
3.3%
5.9%
11.4%
33.1%
13.2%
Texas
North Carolina
Florida
Georgia
New York
Various
South Carolina
Arizona
All Other

State - December 31, 2022
2.9%
5.1%
3.6%
5.7%
5.6%
11.9%
12.7%
30.3%
22.2%
Texas
Florida
New York
South Carolina
All Other
North Carolina
Georgia
Various
Arizona

The following charts show the par value by contractual maturity year for the commercial mortgage loans held for investment (excluding commercial mortgage loans in principal default) in our portfolio as of September 30, 2023 and December 31, 2022:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of September 30, 2023 (dollars in thousands):

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date(2)	Fully Extended Maturity(3)	Interest Rate (4) (5)	Effective Yield(6)	Loan to Value (7)
Senior Debt 1	3	Hospitality	Wisconsin	$4,795	$4,795	11/30/2017	12/9/2023	Adj. 1M SOFR Term + 4.00%	9.43%	77.0%
Senior Debt 2	3	Multifamily	Ohio	35,212	35,212	4/23/2018	9/9/2025	1M SOFR Term + 4.50%	9.82%	74.9%
Senior Debt 3	2	Hospitality	Louisiana	21,876	21,876	6/28/2018	3/9/2025	1M SOFR Term + 4.25%	9.57%	66.7%
Senior Debt 4	2	Office	New Jersey	14,000	14,000	8/28/2018	9/9/2024	1M SOFR Term + 5.50%	10.82%	70.0%
Senior Debt 5	2	Office	Maryland	41,286	41,286	4/30/2019	5/9/2025	1M SOFR Term + 3.56%	8.88%	71.0%
Senior Debt 6	3	Hospitality	Texas	19,176	19,176	7/18/2019	1/9/2024	1M SOFR Term + 3.84%	9.16%	62.6%
Senior Debt 7	2	Hospitality	Michigan	12,922	12,922	9/17/2019	10/9/2025	1M SOFR Term + 4.41%	9.73%	56.4%
Senior Debt 8	2	Hospitality	New York	4,754	4,754	7/9/2019	7/9/2025	1M SOFR Term + 5.25%	10.57%	47.7%
Senior Debt 9	2	Office	Arizona	14,936	14,936	11/22/2019	12/9/2024	1M SOFR Term + 4.00%	9.32%	70.9%
Senior Debt 10	4	Office	Georgia	25,802	25,788	12/17/2019	1/9/2025	Adj. 1M SOFR Term + 4.35%	9.78%	64.9%
Senior Debt 11	2	Manufactured Housing	Arkansas	1,309	1,309	4/22/2020	5/9/2025	5.50%	5.50%	62.8%
Senior Debt 12	3	Self Storage	New York	29,895	29,895	9/3/2020	10/9/2025	Adj. 1M SOFR Term + 5.00%	10.43%	58.8%
Senior Debt 13	3	Office	Texas	17,903	17,903	10/6/2020	10/9/2025	Adj. 1M SOFR Term + 4.50%	9.93%	47.9%
Senior Debt 14	2	Office	Massachusetts	63,848	63,703	10/8/2020	10/9/2025	5.15%	5.15%	52.5%
Senior Debt 15	3	Office	Michigan	35,000	34,996	10/14/2020	10/9/2024	Adj. 1M SOFR Term + 5.21%	10.65%	66.0%
Senior Debt 16	2	Office	Texas	12,750	12,747	11/6/2020	11/9/2025	Adj. 1M SOFR Term + 5.00%	10.43%	67.8%
Senior Debt 17	2	Multifamily	Texas	12,550	12,541	1/22/2021	2/9/2026	Adj. 1M SOFR Term + 4.55%	9.98%	73.0%
Senior Debt 18	2	Multifamily	Florida	21,000	21,000	12/31/2020	1/9/2025	Adj. 1M SOFR Term + 4.60%	10.03%	66.7%
Senior Debt 19	2	Office	California	10,941	10,941	12/31/2020	1/9/2024	1M SOFR Term + 5.56%	10.88%	63.9%
Senior Debt 20	4	Office	Colorado	44,913	44,864	3/1/2021	3/9/2026	Adj. 1M SOFR Term + 3.97%	9.40%	53.9%
Senior Debt 21	2	Multifamily	Arizona	34,476	34,414	2/2/2021	2/9/2026	1M SOFR Term + 8.00%	13.32%	N/A
Senior Debt 22	2	Hospitality	North Carolina	23,000	22,982	2/24/2021	3/9/2024	Adj. 1M SOFR Term + 5.79%	11.22%	57.2%
Senior Debt 23	2	Multifamily	Texas	34,750	34,750	3/5/2021	3/9/2024	1M SOFR Term + 4.10%	9.42%	78.2%
Senior Debt 24	4	Multifamily	Texas	11,970	11,961	3/1/2021	3/9/2025	Adj. 1M SOFR Term + 4.50%	9.93%	83.3%
Senior Debt 25	3	Multifamily	Texas	55,000	55,000	3/16/2021	5/9/2026	1M SOFR Term + 4.00%	9.32%	71.6%
Senior Debt 26	2	Multifamily	Texas	14,700	14,692	3/15/2021	4/9/2026	Adj. 1M SOFR Term + 3.39%	8.82%	70.6%
Senior Debt 27	2	Multifamily	Pennsylvania	8,898	8,889	3/23/2021	4/9/2026	Adj. 1M SOFR Term + 3.80%	9.23%	69.9%
Senior Debt 28	3	Multifamily	Texas	18,653	18,644	3/23/2021	12/9/2023	Adj. 1M SOFR Term + 6.25%	11.68%	67.0%
Senior Debt 29	3	Multifamily	Texas	19,804	19,793	3/25/2021	4/9/2026	Adj. 1M SOFR Term + 3.60%	9.03%	70.8%
Senior Debt 30	2	Multifamily	Texas	43,246	43,236	4/1/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	8.38%	71.6%
Senior Debt 31	2	Hospitality	Louisiana	25,700	25,700	4/15/2021	5/9/2026	Adj. 1M SOFR Term + 5.60%	11.03%	61.0%
Senior Debt 32	2	Mixed Use	Washington	32,500	32,500	6/30/2021	1/9/2026	Adj. 1M SOFR Term + 3.70%	9.13%	69.7%
Senior Debt 33	2	Multifamily	Texas	75,768	75,738	3/31/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	8.38%	72.6%
Senior Debt 34	2	Multifamily	Texas	20,960	20,919	4/22/2021	5/9/2026	Adj. 1M SOFR Term + 3.60%	9.03%	67.7%
Senior Debt 35	2	Multifamily	Texas	30,320	30,309	3/31/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	8.38%	70.4%
Senior Debt 36	2	Multifamily	Texas	35,466	35,458	4/1/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	8.38%	71.7%
Senior Debt 37	2	Multifamily	Texas	33,588	33,581	4/1/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	8.38%	72.2%
Senior Debt 38	2	Office	Florida	6,678	6,676	4/29/2021	5/9/2024	Adj. 1M SOFR Term + 5.25%	10.68%	67.3%
Senior Debt 39	2	Multifamily	Florida	151,152	150,422	5/26/2021	6/9/2026	1M SOFR Term + 4.55%	9.87%	43.0%
Senior Debt 40	2	Hospitality	Virginia	22,475	22,475	5/27/2021	6/9/2026	Adj. 1M SOFR Term + 5.35%	10.78%	56.8%
Senior Debt 41	2	Hospitality	Florida	36,750	36,692	5/20/2021	6/9/2026	Adj. 1M SOFR Term + 6.25%	11.68%	59.2%
Senior Debt 42	2	Multifamily	North Carolina	35,116	34,965	7/22/2021	3/9/2027	Adj. 1M SOFR Term + 8.00%	13.43%	N/A
Senior Debt 43	2	Multifamily	Texas	16,389	16,388	10/6/2021	10/9/2026	Adj. 1M SOFR Term + 3.75%	9.18%	76.9%
Senior Debt 44	3	Multifamily	Texas	30,420	30,367	8/20/2021	9/9/2026	Adj. 1M SOFR Term + 3.00%	8.43%	73.5%
Senior Debt 45	2	Multifamily	Pennsylvania	47,984	47,874	9/10/2021	10/9/2026	Adj. 1M SOFR Term + 3.15%	8.58%	71.0%
Senior Debt 46	2	Multifamily	South Carolina	41,850	41,850	9/2/2021	9/9/2025	Adj. 1M SOFR Term + 3.40%	8.83%	79.9%
Senior Debt 47	3	Multifamily	Texas	34,760	34,698	9/20/2021	10/9/2024	Adj. 1M SOFR Term + 3.64%	9.07%	66.0%
Senior Debt 48	2	Multifamily	Oregon	8,500	8,486	9/8/2021	9/9/2026	Adj. 1M SOFR Term + 3.75%	9.18%	79.4%
Senior Debt 49	2	Multifamily	Texas	14,769	14,769	9/9/2021	9/9/2026	Adj. 1M SOFR Term + 3.15%	8.58%	79.8%
Senior Debt 50	2	Multifamily	South Carolina	69,500	69,252	9/20/2021	10/9/2026	Adj. 1M SOFR Term + 3.25%	8.68%	77.1%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date(2)	Fully Extended Maturity(3)	Interest Rate (4) (5)	Effective Yield(6)	Loan to Value (7)
Senior Debt 51	2	Multifamily	Georgia	11,325	11,300	9/22/2021	10/9/2026	Adj. 1M SOFR Term + 3.75%	9.18%	70.0%
Senior Debt 52	2	Multifamily	Texas	27,015	26,963	9/30/2021	10/9/2026	Adj. 1M SOFR Term + 3.20%	8.63%	77.3%
Senior Debt 53	2	Hospitality	Texas	17,122	17,121	9/30/2021	10/9/2026	Adj. 1M SOFR Term + 5.25%	10.68%	61.0%
Senior Debt 54	2	Multifamily	Texas	56,150	56,046	9/30/2021	10/9/2026	Adj. 1M SOFR Term + 3.10%	8.53%	78.9%
Senior Debt 55	2	Multifamily	Texas	38,242	38,105	10/14/2021	11/9/2026	Adj. 1M SOFR Term + 2.90%	8.33%	72.2%
Senior Debt 56	2	Multifamily	Texas	54,994	54,961	11/23/2021	12/9/2026	Adj. 1M SOFR Term + 3.10%	8.53%	67.2%
Senior Debt 57	3	Multifamily	Arizona	38,153	38,087	11/16/2021	12/9/2026	Adj. 1M SOFR Term + 2.90%	8.33%	72.0%
Senior Debt 58	2	Multifamily	Texas	67,894	67,879	10/29/2021	11/9/2026	Adj. 1M SOFR Term + 2.85%	8.28%	70.6%
Senior Debt 59	2	Multifamily	Texas	32,460	32,388	11/23/2021	12/9/2026	Adj. 1M SOFR Term + 3.25%	8.68%	80.0%
Senior Debt 60	2	Multifamily	South Carolina	62,850	62,833	11/10/2021	11/9/2026	Adj. 1M SOFR Term + 3.35%	8.78%	78.0%
Senior Debt 61	2	Multifamily	Texas	44,634	44,610	11/16/2021	12/9/2026	Adj. 1M SOFR Term + 3.00%	8.43%	74.8%
Senior Debt 62	2	Multifamily	Texas	47,147	47,002	11/9/2021	11/9/2026	Adj. 1M SOFR Term + 2.75%	8.18%	68.1%
Senior Debt 63	2	Multifamily	New Jersey	86,000	85,904	2/25/2022	3/9/2026	1M SOFR Term + 3.24%	8.55%	60.0%
Senior Debt 64	3	Multifamily	Texas	28,544	28,487	11/22/2021	12/9/2026	Adj. 1M SOFR Term + 2.90%	8.33%	74.2%
Senior Debt 65	3	Manufactured Housing	Georgia	6,700	6,685	12/13/2021	12/9/2026	Adj. 1M SOFR Term + 4.50%	9.93%	77.9%
Senior Debt 66	2	Multifamily	Texas	58,680	58,640	12/10/2021	1/9/2027	Adj. 1M SOFR Term + 3.45%	8.88%	74.8%
Senior Debt 67	2	Multifamily	Georgia	27,850	27,836	11/30/2021	12/9/2026	Adj. 1M SOFR Term + 2.90%	8.33%	72.1%
Senior Debt 68	2	Multifamily	Kentucky	14,933	14,897	11/19/2021	12/9/2026	Adj. 1M SOFR Term + 3.20%	8.63%	62.4%
Senior Debt 69	2	Multifamily	Texas	38,120	38,039	11/22/2021	12/9/2026	Adj. 1M SOFR Term + 3.00%	8.43%	73.3%
Senior Debt 70	2	Multifamily	Florida	33,921	33,902	11/30/2021	12/9/2026	Adj. 1M SOFR Term + 3.20%	8.63%	74.5%
Senior Debt 71	2	Multifamily	Texas	41,677	41,653	11/18/2021	12/9/2026	Adj. 1M SOFR Term + 2.90%	8.33%	71.7%
Senior Debt 72	3	Multifamily	Texas	66,871	66,834	11/30/2021	12/9/2026	Adj. 1M SOFR Term + 2.88%	8.31%	74.8%
Senior Debt 73	2	Multifamily	Texas	64,074	64,039	11/30/2021	12/9/2026	Adj. 1M SOFR Term + 2.88%	8.31%	75.5%
Senior Debt 74	2	Multifamily	Texas	17,019	17,005	12/30/2021	1/9/2027	1M SOFR Term + 3.50%	8.82%	71.7%
Senior Debt 75	3	Multifamily	Michigan	57,660	57,588	12/9/2021	12/9/2026	Adj. 1M SOFR Term + 2.75%	8.18%	73.9%
Senior Debt 76	3	Multifamily	Pennsylvania	22,240	22,224	12/16/2021	1/9/2027	1M SOFR Term + 2.96%	8.28%	79.4%
Senior Debt 77	3	Multifamily	Texas	25,241	25,183	12/16/2021	1/9/2027	1M SOFR Term + 2.96%	8.28%	72.9%
Senior Debt 78	2	Multifamily	Texas	32,428	32,387	12/16/2021	1/9/2027	1M SOFR Term + 3.20%	8.52%	74.2%
Senior Debt 79	2	Multifamily	Florida	78,416	78,147	12/21/2021	1/9/2027	1M SOFR Term + 3.45%	8.77%	78.8%
Senior Debt 80	2	Multifamily	North Carolina	81,247	81,144	12/15/2021	1/9/2027	1M SOFR Term + 3.21%	8.53%	76.1%
Senior Debt 81	2	Multifamily	North Carolina	24,000	23,983	12/17/2021	1/9/2027	1M SOFR Term + 3.10%	8.42%	72.7%
Senior Debt 82	2	Retail	New York	31,000	30,932	12/23/2021	1/9/2027	1M SOFR Term + 3.29%	8.61%	42.5%
Senior Debt 83	3	Multifamily	Texas	38,711	38,677	5/12/2022	5/9/2027	1M SOFR Term + 3.55%	8.87%	66.2%
Senior Debt 84	2	Multifamily	Georgia	23,855	23,831	1/28/2022	2/9/2027	1M SOFR Term + 2.95%	8.27%	65.6%
Senior Debt 85	2	Multifamily	North Carolina	11,100	11,089	1/14/2022	2/9/2027	1M SOFR Term + 3.30%	8.62%	75.7%
Senior Debt 86	3	Multifamily	Texas	47,444	47,411	12/21/2021	1/9/2027	1M SOFR Term + 2.86%	8.18%	68.2%
Senior Debt 87	2	Multifamily	Texas	36,824	36,798	12/22/2021	1/9/2027	1M SOFR Term + 2.86%	8.18%	69.7%
Senior Debt 88	2	Hospitality	North Carolina	10,504	10,477	1/19/2022	2/9/2027	1M SOFR Term + 5.30%	10.62%	68.2%
Senior Debt 89	2	Multifamily	Florida	82,000	81,962	2/10/2022	2/9/2027	1M SOFR Term + 3.20%	8.52%	74.5%
Senior Debt 90	2	Industrial	Arizona	55,000	54,937	3/15/2022	3/9/2027	1M SOFR Term + 3.50%	8.82%	70.1%
Senior Debt 91	2	Multifamily	Texas	39,445	39,395	3/14/2022	3/9/2027	1M SOFR Term + 3.10%	8.42%	74.1%
Senior Debt 92	2	Multifamily	Arizona	35,119	35,077	3/2/2022	3/9/2027	1M SOFR Term + 2.95%	8.27%	63.1%
Senior Debt 93	2	Mixed Use	New York	19,000	18,978	3/7/2022	3/9/2026	1M SOFR Term + 3.42%	8.74%	65.1%
Senior Debt 94	2	Multifamily	North Carolina	85,500	85,452	2/24/2022	3/9/2027	1M SOFR Term + 3.15%	8.47%	69.6%
Senior Debt 95	2	Multifamily	North Carolina	31,900	31,877	3/29/2022	4/9/2027	1M SOFR Term + 3.30%	8.62%	76.9%
Senior Debt 96	2	Hospitality	Colorado	19,007	18,681	5/20/2022	6/9/2027	1M SOFR Term + 7.05%	12.37%	N/A
Senior Debt 97	2	Multifamily	Texas	3,333	2,320	7/20/2022	4/9/2027	1M SOFR Term + 6.75%	12.07%	N/A
Senior Debt 98	2	Hospitality	Georgia	43,457	43,457	3/30/2022	4/9/2027	1M SOFR Term + 4.90%	10.22%	61.1%
Senior Debt 99	2	Hospitality	New York	15,424	15,349	11/8/2022	11/9/2027	1M SOFR Term + 5.22%	10.54%	57.7%
Senior Debt 100	3	Multifamily	Nevada	8,336	8,118	6/3/2022	6/9/2027	1M SOFR Term + 7.02%	12.34%	15.9%
Senior Debt 101	3	Multifamily	Nevada	35,950	35,950	6/3/2022	6/9/2027	1M SOFR Term + 6.05%	11.37%	62.4%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date(2)	Fully Extended Maturity(3)	Interest Rate (4) (5)	Effective Yield(6)	Loan to Value (7)
Senior Debt 102	3	Multifamily	Virginia	56,616	56,455	4/29/2022	5/9/2027	1M SOFR Term + 3.95%	9.27%	73.2%
Senior Debt 103	2	Multifamily	Texas	29,799	29,685	10/21/2022	11/9/2027	1M SOFR Term + 4.00%	9.32%	70.9%
Senior Debt 104	2	Multifamily	North Carolina	56,859	56,735	8/23/2022	9/9/2027	1M SOFR Term + 6.70%	12.02%	46.5%
Senior Debt 105	2	Multifamily	Texas	12,447	12,424	5/2/2022	5/9/2027	1M SOFR Term + 3.55%	8.87%	67.7%
Senior Debt 106	2	Industrial	Florida	23,050	22,981	9/13/2022	9/9/2027	1M SOFR Term + 4.90%	10.22%	64.6%
Senior Debt 107	2	Multifamily	Tennessee	19,660	19,623	5/18/2022	6/9/2027	1M SOFR Term + 3.50%	8.82%	64.5%
Senior Debt 108	3	Multifamily	Texas	28,979	28,912	5/26/2022	6/9/2027	1M SOFR Term + 3.65%	8.97%	71.0%
Senior Debt 109	3	Multifamily	Texas	17,330	17,288	5/26/2022	6/9/2027	1M SOFR Term + 3.65%	8.97%	73.9%
Senior Debt 110	2	Multifamily	Georgia	70,750	70,629	5/18/2022	6/9/2027	1M SOFR Term + 3.80%	9.12%	77.9%
Senior Debt 111	2	Multifamily	North Carolina	83,697	83,535	6/1/2022	6/9/2027	1M SOFR Term + 3.95%	9.27%	71.8%
Senior Debt 112	2	Multifamily	North Carolina	45,325	45,239	6/1/2022	6/9/2027	1M SOFR Term + 3.95%	9.27%	75.9%
Senior Debt 113	2	Multifamily	North Carolina	57,866	57,751	6/1/2022	6/9/2027	1M SOFR Term + 3.95%	9.27%	73.7%
Senior Debt 114	2	Multifamily	North Carolina	20,637	20,594	6/1/2022	6/9/2027	1M SOFR Term + 3.95%	9.27%	75.1%
Senior Debt 115	2	Multifamily	Various	145,762	145,446	6/1/2022	6/9/2027	1M SOFR Term + 3.95%	9.27%	67.8%
Senior Debt 116	2	Multifamily	Kentucky	56,000	55,902	6/1/2022	6/9/2027	1M SOFR Term + 3.80%	9.12%	73.8%
Senior Debt 117	2	Multifamily	North Carolina	11,675	11,657	11/3/2022	11/9/2027	1M SOFR Term + 4.45%	9.77%	74.8%
Senior Debt 118	2	Multifamily	Georgia	69,200	68,917	6/14/2022	6/9/2027	1M SOFR Term + 3.45%	8.77%	71.6%
Senior Debt 119	2	Hospitality	District of Columbia	29,644	29,439	8/2/2022	8/9/2027	1M SOFR Term + 6.94%	12.26%	71.2%
Senior Debt 120 (8)	2	Multifamily	Pennsylvania	—	—	2/17/2023	9/9/2026	1M SOFR Term + 6.31%	11.63%	N/A
Senior Debt 121	2	Hospitality	Alabama	15,612	15,571	9/20/2022	10/9/2027	1M SOFR Term + 5.75%	11.07%	62.1%
Senior Debt 122	2	Manufactured Housing	Florida	11,617	11,576	9/13/2022	9/9/2027	1M SOFR Term + 4.75%	10.07%	53.8%
Senior Debt 123 (8)	2	Hospitality	Texas	—	—	1/31/2023	11/9/2027	1M SOFR Term + 7.50%	12.82%	6.2%
Senior Debt 124	2	Multifamily	North Carolina	47,854	47,756	12/29/2022	1/9/2028	1M SOFR Term + 4.20%	9.52%	70.1%
Senior Debt 125	2	Multifamily	South Carolina	51,000	50,844	12/2/2022	12/9/2027	1M SOFR Term + 3.75%	9.07%	64.6%
Senior Debt 126	2	Multifamily	South Carolina	14,635	14,585	12/16/2022	1/9/2027	1M SOFR Term + 4.25%	9.57%	68.1%
Senior Debt 127	2	Hospitality	North Carolina	28,300	28,262	12/15/2022	1/9/2025	1M SOFR Term + 5.25%	10.57%	54.9%
Senior Debt 128	2	Multifamily	Arizona	55,500	55,326	4/10/2023	4/9/2026	1M SOFR Term + 3.85%	9.17%	44.8%
Senior Debt 129	2	Hospitality	Florida	10,500	10,458	4/4/2023	4/9/2028	1M SOFR Term + 5.50%	10.82%	39.6%
Senior Debt 130	2	Hospitality	Various	120,000	119,513	2/9/2023	2/9/2028	1M SOFR Term + 4.90%	10.22%	53.6%
Senior Debt 131	2	Multifamily	Florida	64,500	64,310	4/19/2023	5/9/2025	1M SOFR Term + 5.00%	10.32%	62.3%
Senior Debt 132	2	Hospitality	New York	38,668	38,808	4/17/2023	12/27/2024	1M SOFR Term + 3.75%	9.07%	39.1%
Senior Debt 133	2	Multifamily	District of Columbia	21,700	21,603	6/30/2023	7/9/2027	1M SOFR Term + 3.95%	9.27%	29.4%
Senior Debt 134	2	Manufactured Housing	Florida	21,000	20,825	7/28/2023	8/9/2028	1M SOFR Term + 4.25%	9.57%	43.2%
Senior Debt 135	2	Multifamily	New York	19,793	19,885	6/28/2023	7/9/2028	4.75%	4.75%	85.7%
Senior Debt 136	2	Multifamily	Texas	78,335	77,955	8/1/2023	8/9/2028	1M SOFR Term + 3.20%	8.52%	58.7%
Senior Debt 137	2	Hospitality	Florida	23,000	22,850	8/10/2023	8/9/2028	1M SOFR Term + 5.45%	10.77%	72.8%
Senior Debt 138	2	Hospitality	Georgia	12,420	12,314	8/17/2023	9/9/2028	1M SOFR Term + 4.85%	10.17%	53.5%
Senior Debt 139	3	Hospitality	Illinois	16,614	16,614	12/4/2017	10/6/2025	5.99%	5.99%	52.9%
Mezzanine Loan 1	2	Multifamily	New York	3,000	2,993	12/23/2021	1/9/2027	1M SOFR Term + 12.00%	17.32%	46.6%
Mezzanine Loan 2	2	Multifamily	New York	1,000	999	3/7/2022	3/9/2026	1M SOFR Term + 11.00%	16.32%	68.5%
Mezzanine Loan 3	2	Retail	New York	1,350	1,345	11/8/2022	11/9/2027	1M SOFR Term + 9.25%	14.57%	64.6%
Mezzanine Loan 4 (8)	2	Mixed Use	Texas	—	—	1/31/2023	11/9/2027	1M SOFR Term + 10.00%	15.32%	6.2%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date(2)	Fully Extended Maturity(3)	Interest Rate (4) (5)	Effective Yield(6)	Loan to Value (7)
Mezzanine Loan 5	3	Hospitality	Ohio	1,140	1,140	3/9/2023	9/9/2025	1M SOFR Term + 4.50%	9.82%	74.9%
Mezzanine Loan 6	2	Hospitality	District of Columbia	11,700	11,648	6/30/2023	7/9/2027	1M SOFR Term + 3.95%	9.27%	45.2%
				$4,961,060	$4,951,156			Weighted Average:	9.16%	66.0%
__________________________________________________________
(1) For a discussion of risk ratings, see Note 3 - Commercial Mortgage Loans in our Consolidated Financial Statements included in this Form 10-Q.
(2) Date loan was originated or acquired by us. The origination or acquisition date is not updated for subsequent loan modifications.
(3) Fully extended maturity assumes all extension options are exercised by the borrower; provided, however, that our loans may be repaid prior to such date.
(4) Our floating rate loan agreements generally contain the contractual obligation for the borrower to maintain an interest rate cap to protect against rising interest rates. In a simple interest rate cap, the borrower pays a premium for a notional principal amount based on a capped interest rate (the “cap rate”). When the floating rate exceeds the cap rate, the borrower receives a payment from the cap counterparty equal to the difference between the floating rate and the cap rate on the same notional principal amount for a specified period of time. When interest rates rise, the value of an interest rate cap will increase, thereby reducing the borrower's exposure to rising interest rates.
(5) On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that LIBOR tenors would cease to be published or no longer be representative. The Alternative Reference Rates Committee (the “ARRC”) interpreted this announcement to constitute a benchmark transition event. The benchmark index of LIBOR interest rate will convert from LIBOR to compounded SOFR, plus a benchmark adjustment of 11.448 basis points. As of September 30, 2023, all of our commercial mortgage loans, held for investment which had been indexed at LIBOR were converted to SOFR utilizing the 11.448 basis points adjustment and the applicable spreads remain unchanged. The loans which have the SOFR adjustment are indicated with "Adj. 1M SOFR Term."
(6) Effective yield is calculated as the spread of the loan plus the greater of the applicable index or index floor.
(7) Loan-to-value percentage ("LTV") represents the ratio of the loan amount to the appraised value of the property at the time of origination. However, for predevelopment construction loans at origination, LTV is not applicable and is therefore nil.
(8) Commitment on the loan was unfunded as of September 30, 2023.
The following table shows selected data from our commercial mortgage loans, held for sale, measured at fair value as of September 30, 2023 (dollars in thousands):

Loan Type	Property Type	State	Par Value	Interest Rate	Effective Yield	Loan to Value (1)
TRS Senior Debt 1	Hospitality	Florida	$17,000	8.28%	8.28%	60.93%
__________________________________________________________
(1) Loan-to-value percentage (LTV) represents the ratio of the loan amount to the appraised value of the property at the time of origination.
The following table shows selected data from our real estate owned, held for investment assets in our portfolio as of September 30, 2023 (dollars in thousands):

Type	Acquisition Date	Primary Location(s)	Property Type	Carrying Value
Real Estate Owned 1	September 2021	Jeffersonville, GA	Industrial	$86,020
Real Estate Owned 2	August 2023	Portland, OR	Office	18,596
				$104,616
The following table shows selected data from our real estate owned, held for sale assets in our portfolio as of September 30, 2023 (dollars in thousands):

Type	Acquisition Date	Primary Location(s)	Property Type	Assets, Net	Liabilities, Net
Real Estate Owned, held for sale 1	Various	Various	Retail	$103,657	$12,297

The following table shows selected data from our real estate securities, CRE CLO bonds, measured at fair value as of September 30, 2023 (dollars in thousands):

Type	Interest Rate	Maturity	Par Value	Fair Value	Effective Yield
CRE CLO bond 1	1 month SOFR + 2.78%	8/19/2035	$40,000	$39,517	8.1%
CRE CLO bond 2	1 month SOFR + 3.23%	8/19/2035	25,000	24,605	8.6%
CRE CLO bond 3	1 month SOFR + 2.90%	10/19/2039	28,340	28,297	8.2%
CRE CLO bond 4	1 month SOFR + 2.83%	2/19/2038	5,885	5,841	8.2%
CRE CLO bond 5	1 month SOFR + 3.2%	2/19/2038	50,000	49,845	8.5%
CRE CLO bond 6	1 month SOFR + 2.36%	1/25/2037	45,000	44,967	7.7%
			$194,225	$193,072	8.2%

Results of Operations
The Company conducts its business through the following segments:
•The real estate debt business focuses on originating, acquiring and asset managing commercial real estate debt investments, including first mortgages, subordinate mortgages, mezzanine loans and participations in such loans.
•The real estate securities business focuses on investing in and asset managing real estate securities. Historically this business has focused primarily on CMBS, CRE CLO bonds, CDO notes, and other securities. As a result of the October 2021 acquisition of Capstead, the Company acquired a small portfolio of ARM Agency Securities (all of which has been disposed of as of September 30, 2023).
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

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,
	2023			2022
	Average Carrying Value (1)	Interest Income/Expense (2)(3)	WA Yield/Financing Cost (4)(5)	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (4)(5)
Interest-earning assets:
Real estate debt	$4,770,339	$131,093	11.0%	$5,194,777	$91,098	7.0%
Real estate conduit	9,859	109	4.4%	103,641	1,386	5.4%
Real estate securities	277,664	4,908	7.1%	266,388	1,648	2.5%
Total	$5,057,862	$136,110	10.8%	$5,564,806	$94,132	6.8%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$711,560	$16,868	9.5%	$709,679	$9,763	5.5%
Other financing and loan participation - commercial mortgage loans	61,125	1,444	9.4%	47,774	590	4.9%
Repurchase Agreements - real estate securities	223,199	3,151	5.6%	283,699	1,779	2.5%
Collateralized loan obligations	2,974,039	54,608	7.3%	3,223,925	32,432	4.0%
Unsecured debt	81,258	1,902	9.4%	98,657	1,593	6.5%
Total	$4,051,181	$77,973	7.7%	$4,363,734	$46,157	4.2%
Net interest income/spread		$58,137	3.1%		$47,975	2.6%
Average leverage % (6)	80.1%			78.4%
Weighted average levered yield (7)			23.1%			16.0%
_________________________________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the three months ended September 30, 2023 and 2022, respectively.
(2) Includes the effect of amortization of premium or accretion of discount and deferred fees.
(3) Excludes other income on the real estate owned business segment.
(4) Calculated as interest income or expense divided by average carrying value.
(5) Annualized.
(6) Calculated by dividing total average interest-bearing liabilities by total average interest-earning assets.
(7) Calculated by dividing net interest income/spread by the average interest-earning assets less average interest-bearing liabilities.
Interest Income
Interest income for the three months ended September 30, 2023 and 2022 totaled $137.0 million and $94.1 million, respectively, an increase of $42.9 million. The increase was due primarily to an approximate 307 basis point increase in daily average SOFR and SOFR equivalent rates partially offset by a decrease of $424.4 million in the average carrying value of our real estate debt and a decrease of $93.8 million in the average carrying value of our conduit portfolio. As of September 30, 2023, our portfolio consisted of (i) 145 commercial mortgage loans, held for investment, (ii) one commercial mortgage loan, held for sale, measured at fair value and (iii) six real estate securities, available for sale, measured at fair value. As of September 30, 2022, our portfolio consisted of (i) 166 commercial mortgage loans, held for investment, (ii) three commercial mortgage loans, held for sale, measured at fair value and (iii) three real estate securities, available for sale, measured at fair value and (iv) ARMs.

Interest Expense
Interest expense for the three months ended September 30, 2023 and 2022 totaled $78.0 million and $46.2 million, respectively, an increase of $31.8 million. The increase was due primarily to an approximate 307 basis point increase in daily average SOFR and SOFR equivalent rates partially offset by a decrease of $249.9 million in the average carrying value of our collateralized loan obligations, a decrease of $60.5 million in the average carrying value of our repurchase agreements - real estate securities and a decrease of $17.4 million in the average carrying value of our unsecured debt.
Revenue from Real Estate Owned
For the three months ended September 30, 2023 and 2022, revenue from real estate owned was $3.3 million and $2.3 million, respectively. The $1.0 million increase was primarily the result of rental income from additional retail properties brought on as real estate owned.
(Provision)/Benefit for Credit losses
Provision for credit losses was $2.4 million during the three months ended September 30, 2023 compared to a benefit of $0.6 million during the three months ended September 30, 2022. The following paragraphs set forth explanations for changes in the general and specific reserves for the three months ended September 30, 2023 and 2022.
For the three months ended September 30, 2023, the increase in general provision of $2.8 million was due primarily to declining performance on certain loans in our portfolio partially offset by a decrease in the size of our loan portfolio compared to the preceding period. For the three months ended September 30, 2022, the increase in general provision of $0.2 million was due primarily to a more pessimistic view of the macroeconomic scenario utilized for the CECL model.
Realized Gain/(Loss) on Extinguishment of Debt
Realized loss on extinguishment of debt for the three months ended September 30, 2023 of $2.8 million was primarily related to the redemption of BSPRT 2019-FL5 in July 2023. There was no realized gain/loss on extinguishment of debt during the three months ended September 30, 2022
Realized Gain/(Loss) on Sale of Available for Sale Trading Securities
Realized loss on sale of available for sale trading securities for the three months ended September 30, 2023 of $0.5 million was primarily related to the sale of six CRE CLO bonds. There were no sales of available for sale trading securities during the three months ended September 30, 2022.
Realized Gain/(Loss) on Sale of Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended September 30, 2023 of $0.9 million was related to the sale of $34.3 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $35.3 million. Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended September 30, 2022 of $4.8 million was related to the sale of $78.5 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $82.3 million.
Unrealized Gain/(Loss) on Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
The Company did not have any commercial mortgage loans, held for sale, measured at fair value held in an unrealized gain or loss position as of September 30, 2023. Unrealized loss on commercial mortgage loans, held for sale, measured at fair value for the three months ended September 30, 2022 was $0.1 million.
Gain/(Loss) on Other Real Estate Investments
Loss on other real estate investments for the three months ended September 30, 2023 of $4.1 million was due primarily to an impairment on the Walgreens Portfolio, a real estate owned, held for sale asset. There was no gain/loss on other real estate investments for the three months ended September 30, 2022.
Trading Gain/(Loss)
Trading loss for the three months ended September 30, 2023 and 2022 of $2.6 million and $2.7 million, respectively, was attributable to $2.6 million and $15.1 million of principal paydowns, respectively, $122.8 million and zero sales of ARM Agency Securities, respectively, and changes in market values on these securities.

Net Result from Derivative Transactions
Net result from derivative transactions for the three months ended September 30, 2023 of a $0.1 million loss was composed of a realized gain of $0.1 million due primarily to the termination and settlement of interest rate swap positions coupled with an unrealized loss of $0.2 million. This is compared to a net loss on our derivative portfolio of $0.05 million composed of a realized loss of $1.62 million due primarily to the termination and settlement of interest rate swap positions specifically designed to hedge the ARMs portfolio partially offset by an unrealized gain of $1.57 million for the three months ended September 30, 2022.
(Provision)/Benefit for Income Tax
Benefit for income tax for the three months ended September 30, 2023 was $1.8 million compared to a provision of $0.4 million for the three months ended September 30, 2022. The difference is due to change in taxable income/loss in our TRS segment.
Net (Income)/Loss Attributable to Non-controlling Interest
Net loss attributable to non-controlling interest in our consolidated joint ventures for the three months ended September 30, 2023 amounted to $0.8 million. There was no net income/loss attributable to non-controlling interest for the three months ended September 30, 2022.
Preferred Share Dividends
Preferred share dividends were $6.7 million for the three months ended September 30, 2023, compared to $6.9 million for the three months ended September 30, 2022, a decrease of $0.2 million. The decrease is due primarily to fewer preferred shares outstanding following the automatic conversion into Common Stock of the Company's Series C Convertible Preferred Stock in October 2022 and Series I Convertible Preferred Stock in January 2023 (see Note 9 - Redeemable Convertible Preferred Stock and Equity Transactions).
Expenses from operations
Expenses from operations for the three months ended September 30, 2023 and 2022 consisted of the following (dollars in thousands):

	Three Months Ended September 30,
	2023	2022
Asset management and subordinated performance fee	$7,908	$6,430
Acquisition expenses	316	362
Administrative services expenses	3,566	3,001
Professional fees	4,153	4,074
Share-based compensation	1,255	669
Depreciation and amortization	1,513	1,295
Other expenses	2,856	1,424
Total expenses from operations	$21,567	$17,255
The increase in operating expenses was primarily related to (i) an increase in asset management and subordinated performance fees due to incentive fees incurred during the three months ended September 30, 2023, (ii) an increase in share-based compensation expense during the three months ended September 30, 2023 due to the increased number of outstanding equity awards issued under the Company's share plans and (iii) an increase in other expenses primarily related to increases in fees due to various vendors.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Nine Months Ended September 30,
	2023			2022
	Average Carrying Value (1)	Interest Income/Expense (2)(3)	WA Yield/Financing Cost (4)(5)	Average Carrying Value (1)	Interest Income/Expense (2)	WA Yield/Financing Cost (4)(5)
Interest-earning assets:
Real estate debt (6)	$5,053,900	$404,300	10.7%	$4,801,389	$209,585	5.8%
Real estate conduit	18,289	1,179	8.6%	114,588	4,593	5.3%
Real estate securities	283,598	12,488	5.9%	1,467,367	25,424	2.3%
Total	$5,355,787	$417,967	10.4%	$6,383,344	$239,602	5.0%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$683,982	$46,471	9.1%	$785,341	$26,042	4.4%
Other financing and loan participation - commercial mortgage loans	70,798	4,822	9.1%	43,073	1,177	3.6%
Repurchase Agreements - real estate securities	255,671	10,140	5.3%	1,334,911	4,500	0.4%
Collateralized loan obligations	3,050,011	157,107	6.9%	2,818,305	60,259	2.9%
Unsecured debt	87,056	5,807	8.9%	102,662	4,284	5.6%
Total	$4,147,518	$224,347	7.2%	$5,084,292	$96,262	2.5%
Net interest income/spread		$193,620	3.2%		$143,340	2.5%
Average leverage % (7)	77.4%			79.6%
Weighted average levered yield (8)			21.4%			14.7%
_________________________________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the nine months ended September 30, 2023 and 2022, respectively.
(2) Includes the effect of amortization of premium or accretion of discount and deferred fees.
(3) Excludes other income on the real estate owned business segment.
(4) Calculated as interest income or expense divided by average carrying value.
(5) Annualized.
(6) The Company sold the Brooklyn hotel asset in April 2023 resulting in $15.5 million and $4.9 million in coupon and default interest income, respectively, recognized in the Company's real estate debt segment during the nine months ended September 30, 2023.
(7) Calculated by dividing total average interest-bearing liabilities by total average interest-earning assets.
(8) Calculated by dividing net interest income/spread by the average interest-earning assets less average interest-bearing liabilities.
Interest Income
Interest income for the nine months ended September 30, 2023 and 2022 totaled $420.5 million and $239.6 million, respectively, an increase of $180.9 million. The increase was due primarily to an approximate 390 basis point increase in daily average SOFR and SOFR equivalent rates and additional proceeds of $20.4 million from the Brooklyn Hotel sale. As of September 30, 2023, our portfolio consisted of (i) 145 commercial mortgage loans, held for investment, (ii) one commercial mortgage loan, held for sale, measured at fair value and (iii) six real estate securities, available for sale, measured at fair value. As of September 30, 2022, our portfolio consisted of (i) 166 commercial mortgage loans, held for investment, (ii) three commercial mortgage loans, held for sale, measured at fair value, (iii) three real estate securities, available for sale, measured at fair value and (iv) ARMs.

Interest Expense
Interest expense for the nine months ended September 30, 2023 and 2022 was $224.3 million and $96.3 million, respectively, an increase of $128.1 million. The increase was due primarily to an increase of $231.7 million in the average carrying value of our collateralized loan obligations coupled with an approximate 390 basis point increase in average SOFR and SOFR equivalent rates partially offset by a decrease of $101.4 million in the average carrying value of our repurchase agreements - commercial mortgage loans.
Revenue from Real Estate Owned
For the nine months ended September 30, 2023 and 2022, revenue from real estate owned was $13.1 million and $6.9 million, respectively. The $6.2 million increase was primarily the result of rental income from obtaining possession of additional retail properties brought on as real estate owned.
Provision/(Benefit) for Credit losses
Provision for credit losses was $28.4 million during the nine months ended September 30, 2023 compared to a provision of $31.0 million during the nine months ended September 30, 2022. The following paragraphs set forth explanations for changes in the general and specific reserves for the nine months ended September 30, 2023 and 2022.
For the nine months ended September 30, 2023 and 2022, the increase in general provision of $16.0 million and $3.4 million, respectively, was due primarily to a more pessimistic view of the macroeconomic scenario utilized for the CECL model. For the nine months ended September 30, 2023, this was partially offset by a decrease in the size of our loan portfolio compared to the preceding period.
For the nine months ended September 30, 2023, the increase in specific CECL reserve of $12.4 million was primarily related to the additional specific CECL provision on one office loan located in Portland, OR coupled with higher capitalization rates on the assumed fair value of the properties in the Walgreens Portfolio. Comparatively, for the nine months ended September 30, 2022, a specific CECL allowance of $27.6 million was recorded for the loan collateralized by the Walgreens Portfolio.
Realized Gain/(Loss) on Extinguishment of Debt
Realized gain on extinguishment of debt for the nine months ended September 30, 2023 of $2.2 million was primarily related to the redemption of $17.5 million par value unsecured debt at a price equal to 75% of par value coupled with the repurchases of $2.3 million of bonds of BSPRT 2021-FL7 and $8.25 million of bonds of BSPRT 2019-FL5 partially offset by the redemption of BSPRT 2019-FL5. Realized loss on extinguishment of debt for the nine months ended September 30, 2022 of $5.2 million was primarily related to the redemption of BSPRT 2018-FL4.
Realized Gain/(Loss) on Sale of Available for Sale Trading Securities
Realized gain on sale of available for sale trading securities for the nine months ended September 30, 2023 of $0.1 million was primarily related to the sale of 10 CRE CLO bonds. There were no sales of available for sale trading securities during the nine months ended September 30, 2022.
Realized Gain/(Loss) on Sale of Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Realized gain on commercial mortgage loans, held for sale, measured at fair value for the nine months ended September 30, 2023 of $3.0 million was related to the sale of $91.9 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $95.1 million. Realized gain on commercial mortgage loans, held for sale, measured at fair value for the nine months ended September 30, 2022 of $4.8 million was related to the sale of $316.4 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $320.2 million.
Unrealized Gain/(Loss) on Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
The Company did not have any commercial mortgage loans, held for sale, measured at fair value held in an unrealized gain or loss position as of September 30, 2023. Unrealized gain on commercial mortgage loans, held for sale, measured at fair value for the nine months ended September 30, 2023 was $44.0 thousand related to the reversal of prior year unrealized gain/loss on a sale of a commercial real estate loan into the CMBS securitization market in the first quarter of 2023. Comparatively, the Company recognized a loss of $3.7 million for the nine months ended September 30, 2022 related to the reversal of unrealized gain/loss on sales of commercial real estate loans into the CMBS securitization market.

Gain/(Loss) on Other Real Estate Investments
Loss on other real estate investments for the nine months ended September 30, 2023 was $7.1 million compared to $29.0 thousand for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the loss was the result of a sale of one real estate owned, held for sale property located in New Rochelle, NY, resulting in a loss of $1.2 million, in addition to impairments of our real estate owned, held for sale assets of $1.9 million related to the St. Louis, MO office property and $4.0 million related to the Walgreens Portfolio.
Trading Gain/(Loss)
Trading loss for the nine months ended September 30, 2023 and 2022 of $0.6 million and $113.7 million, respectively, was attributable to $17.6 million and $468.9 million of principal paydowns, respectively, $218.2 million and $3.8 billion of sales of ARM Agency Securities, and changes in market values on these securities. We sold all remaining assets from our ARMs portfolio during the nine months ended September 30, 2023.
Net Result from Derivative Transactions
Net result from derivative transactions for the nine months ended September 30, 2023 of a $0.6 million gain was composed of a realized gain of $0.7 million due primarily to the termination and settlement of interest rate swap positions coupled with an unrealized loss of $0.1 million. This is compared to a net gain on our derivative portfolio of $44.8 million composed of a realized gain of $57.6 million due primarily to the termination and settlement of interest rate swap positions specifically designed to hedge the ARMs portfolio partially offset by an unrealized loss of $12.8 million for the nine months ended September 30, 2022.
(Provision)/Benefit for Income Tax
Benefit for income tax for the nine months ended September 30, 2023 was $2.4 million compared to a provision of $0.3 million for the nine months ended September 30, 2022. The difference is due to change in taxable income/loss in our TRS segment.
Net (Income)/Loss Attributable to Non-controlling Interest
Net loss attributable to non-controlling interest in our consolidated joint ventures for the nine months ended September 30, 2023 amounted to $0.7 million. There was no net income/loss attributable to non-controlling interest for the nine months ended September 30, 2022.
Preferred Share Dividends
Preferred share dividends were $20.2 million for the nine months ended September 30, 2023 compared to $34.9 million for the nine months ended September 30, 2022, a decrease of $14.6 million. The decrease is due primarily to fewer preferred shares outstanding following the automatic conversion into Common Stock of the Company's Series F Convertible Preferred Stock in April 2022, Series C Convertible Preferred Stock in October 2022 and Series I Convertible Preferred Stock in January 2023 (see Note 9 - Redeemable Convertible Preferred Stock and Equity Transactions).
Expenses from Operations
Expenses from operations for the nine months ended September 30, 2023 and 2022 consisted of the following (dollars in thousands):

	Nine Months Ended
	September 30, 2023	September 30, 2022
Asset management and subordinated performance fee	$24,893	$19,776
Acquisition expenses	977	996
Administrative services expenses	10,993	9,402
Professional fees	11,761	18,287
Share-based compensation	3,505	1,851
Depreciation and amortization	5,514	3,886
Other expenses	9,323	4,849
Total expenses from operations	$66,966	$59,047

The increase in operating expenses was primarily related to (i) an increase in asset management and subordinated performance fees due to incentive fees incurred during the nine months ended September 30, 2023 and (ii) an increase in share-based compensation expense during the nine months ended September 30, 2023 due to an increase in outstanding equity awards issued under the Company's share plans partially offset by a decrease in professional fees primarily related to the reduction in legal costs associated with our recovery efforts related to a hotel asset and the Walgreens Portfolio.
Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended June 30, 2023
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2023 and June 30, 2023 (dollars in thousands):

	Three Months Ended
	September 30, 2023			June 30, 2023
	Average Carrying Value (1)	Interest Income/Expense (2)(3)	WA Yield/Financing Cost (4)(5)	Average Carrying Value (1)	Interest Income/Expense (2)(3)	WA Yield/Financing Cost (4)(5)
Interest-earning assets:
Real estate debt (6)	$4,770,339	$131,093	11.0%	$4,957,208	$147,258	11.9%
Real estate conduit	9,859	109	4.4%	29,446	748	10.2%
Real estate securities	277,664	4,908	7.1%	272,291	4,012	5.9%
Total	$5,057,862	$136,110	10.8%	$5,258,945	$152,018	11.6%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$711,560	$16,868	9.5%	$668,366	$15,070	9.0%
Other financing and loan participation - commercial mortgage loans	61,125	1,444	9.4%	79,231	1,938	9.8%
Repurchase Agreements - real estate securities	223,199	3,151	5.6%	249,732	3,543	5.7%
Collateralized loan obligations	2,974,039	54,608	7.3%	3,067,338	52,963	6.9%
Unsecured debt	81,258	1,902	9.4%	81,233	1,786	8.8%
Total	$4,051,181	$77,973	7.7%	$4,145,900	$75,300	7.3%
Net interest income/spread		$58,137	3.1%		$76,718	4.3%
Average leverage % (7)	80.1%			78.8%
Weighted average levered yield (8)			23.1%			27.6%
_________________________________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the three months ended September 30, 2023 and June 30, 2023, respectively.
(2) Includes the effect of amortization of premium or accretion of discount and deferred fees.
(3) Excludes other income on the real estate owned business segment.
(4) Calculated as interest income or expense divided by average carrying value.
(5) Annualized.
(6) The Company sold the Brooklyn hotel asset in April 2023 resulting in $15.5 million and $4.9 million in coupon and default interest income, respectively, recognized in the Company's real estate debt segment during the three months ended June 30, 2023.
(7) Calculated by dividing total average interest-bearing liabilities by total average interest-earning assets.
(8) Calculated by dividing net interest income/spread by the average interest-earning assets less average interest-bearing liabilities.

Interest Income
Interest income for the three months ended September 30, 2023 and June 30, 2023 totaled $137.0 million and $152.9 million, respectively, a decrease of $15.9 million. The decrease was due primarily to a decrease of $186.9 million in the average carrying value of our real estate debt in the three months ended September 30, 2023 and the impact of the $20.4 million of proceeds from the Brooklyn hotel sale recognized in the three months ended June 30, 2023 partially offset by an approximate 27 basis point increase in daily average SOFR and SOFR equivalent rates. As of September 30, 2023, our portfolio consisted of (i) 145 commercial mortgage loans, held for investment, (ii) one commercial mortgage loan, held for sale, measured at fair value and (iii) six real estate securities, available for sale, measured at fair value. As of June 30, 2023, our portfolio consisted of (i) 156 commercial mortgage loans, held for investment, (ii) one commercial mortgage loan, held for sale, (iii) nine real estate securities, available for sale, measured at fair value and (iv) ARMs.
Interest Expense
Interest expense for the three months ended September 30, 2023 and June 30, 2023 totaled $78.0 million and $75.3 million, respectively, an increase of $2.7 million. The increase was primarily due to an approximate 27 basis point increase in daily average SOFR and SOFR equivalent rates partially offset by a decrease of $93.3 million in the average carrying value of our collateralized loan obligations.
Revenue from Real Estate Owned
For the three months ended September 30, 2023 and June 30, 2023, revenue from real estate owned was $3.3 million and $6.4 million, respectively. The $3.1 million decrease was primarily the result of the recognition of inception to date rental income recognized in the three months ended June 30, 2023 coupled with the write off of lease intangibles on one of our real estate owned properties.
(Provision)/Benefit for Credit losses
Provision for credit losses was $2.4 million during the three months ended September 30, 2023 compared to a provision of $21.6 million during three months ended June 30, 2023. The following paragraphs set forth explanations for changes in the general and specific reserves for the three months ended September 30, 2023 and June 30, 2023.
For the three months ended September 30, 2023, the increase in general provision of $2.8 million was due primarily to declining performance on our portfolio partially offset by decrease in our portfolio. For the three months ended June 30, 2023, the increase in general provision of $9.7 million was due primarily to a more pessimistic view of the macroeconomic scenario utilized for the CECL model.
For the three months ended September 30, 2023, the Company recognized $0.4 million of specific CECL benefit on one office loan located in Portland, OR. Comparatively, for the three months ended June 30, 2023, the Company recognized $11.9 million of specific CECL allowance on the same loan.

Realized Gain/(Loss) on Extinguishment of Debt
Realized loss on extinguishment of debt for the three months ended September 30, 2023 of $2.8 million was related to redemption of BSPRT 2019-FL5. Realized gain on extinguishment of debt for the three months ended June 30, 2023 was $0.3 million related to the repurchase of $2.3 million of BSPRT 2021-FL7 bonds.
Realized Gain/(Loss) on Sale of Available for Sale Trading Securities
Realized loss on sale of available for sale trading securities for the three months ended September 30, 2023 of $0.5 million was primarily related to the sale of six CRE CLO bonds. There were no sales of available for sale trading securities during the three months ended June 30, 2023
Realized Gain/(Loss) on Sale of Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended September 30, 2023 of $0.9 million was related to the sale of $34.3 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $35.3 million. Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended June 30, 2023 of $2.1 million was related to the sale of $57.6 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $59.7 million.
Unrealized Gain/(Loss) on Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
The Company did not have any commercial mortgage loans, held for sale, measured at fair value held in an unrealized gain or loss position as of September 30, 2023. Unrealized loss on commercial mortgage loans, held for sale, measured at fair value for the three months ended June 30, 2023 was $0.3 million.
Gain/(Loss) on Other Real Estate Investments
Loss on other real estate investments for the three months ended September 30, 2023 of $4.1 million was primarily due to an impairment on the Walgreens Portfolio, a real estate owned, held for sale asset compared to a loss of $1.7 million for the three months ended June 30, 2023 primarily due to a loss on sale of one real estate owned, held for sale property located in New Rochelle, NY.
Trading Gain/(Loss)
Trading loss for the three months ended September 30, 2023 and June 30, 2023 of $2.6 million and $0.9 million, respectively, was attributable to $2.6 million and $7.5 million of principal paydowns, respectively, $122,764 and zero of sales of ARM Agency Securities, respectively, and changes in market values on these securities.
Net Result from Derivative Transactions
Net result from derivative transactions for the three months ended September 30, 2023 of a $0.1 million loss was composed of a realized gain of $0.1 million due primarily to the termination and settlement of interest rate swap positions coupled with an unrealized loss of $0.2 million. This is compared to a net gain on our derivative portfolio of $1.0 million composed of a realized gain of $0.6 million due to the termination and settlement of interest rate swap positions coupled with an unrealized gain of $0.4 million for the three months ended June 30, 2023 .
(Provision)/Benefit for Income Tax
Benefit for income tax for the three months ended September 30, 2023 was $1.8 million compared to a provision of $53.0 thousand for the three months ended June 30, 2023. The difference is due to change in taxable income/loss in our TRS segment.
Net Income/(Loss) Attributable to Non-controlling Interest
Net loss attributable to non-controlling interest in our consolidated joint ventures for the three months ended September 30, 2023 and June 30, 2023 amounted to $0.8 million and $41.0 thousand, respectively.

Preferred Share Dividends
Preferred share dividends were $6.7 million for both the three months ended September 30, 2023 and June 30, 2023. (see Note 9 - Redeemable Convertible Preferred Stock and Equity Transactions).
Expenses from operations
Expenses from operations for the three months ended September 30, 2023 and June 30, 2023 consisted of the following (dollars in thousands):

	Three Months Ended
	September 30, 2023	June 30, 2023
Asset management and subordinated performance fee	$7,908	$8,900
Acquisition expenses	316	283
Administrative services expenses	3,566	3,398
Professional fees	4,153	2,794
Share-based compensation	1,255	1,228
Depreciation and amortization	1,513	2,196
Other expenses	2,856	4,301
Total expenses from operations	$21,567	$23,100
The decrease in operating expenses was primarily related to (i) a decrease in asset management and subordinated performance fees due to a decrease in incentive fees incurred during the three months ended September 30, 2023 and (ii) a decrease in depreciation and amortization due to the reclassification of the Walgreens Portfolio from real estate owned to held for sale partially offset by (iii) an increase in professional fees primarily related to an increase in advisory services provided.

Liquidity and Capital Resources
Overview
Our expected material cash requirements over the next twelve months and thereafter are composed of (i) contractually obligated payments, including payments of principal and interest and contractually-obligated fundings on our loans; (ii) other essential expenditures, including operating and administrative expenses and dividends paid in accordance with REIT distribution requirements; and (iii) opportunistic investments, including new loans.
Our contractually obligated payments primarily consist of payment obligations under the debt financing arrangements which are set forth below, including in the table under “Contractual Obligations and Commitments.”
We may from time to time purchase or retire outstanding debt securities or repurchase or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity and total leverage ratios:

	September 30, 2023	December 31, 2022
Net debt-to-equity ratio(1)	2.2x	2.5x
Total leverage ratio(2)	2.4x	2.6x
______________________________________________________
(1) Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, repurchase agreements - commercial mortgage loans, repurchase agreements - real estate securities, asset-specific financing arrangements, and unsecured debt, less cash, to (ii) total stockholders’ equity, at period end. Recourse debt-to-equity ratio was 0.1x and 0.7x as of September 30, 2023 and December 31, 2022, respectively.
(2) Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, repurchase agreements - commercial mortgage loans, repurchase agreements - real estate securities, asset-specific financing arrangements, and unsecured debt, to (ii) total stockholders’ equity, at period end. Recourse leverage ratio was 0.1x and 0.7x as of September 30, 2023 and December 31, 2022, respectively.
Sources of Liquidity
Our primary sources of liquidity include unrestricted cash, capacity in our collateralized loan obligations available for reinvestment, and financings available and in progress on financing lines.
Our current sources of near-term liquidity as of September 30, 2023 and December 31, 2022 are set forth in the following table (dollars in millions):

	September 30, 2023	December 31, 2022
Unrestricted cash	$411	$179
CLO reinvestment available(1)	25	16
Financings available & in progress(2)	1,359	822
Total	$1,795	$1,017
______________________________________________________
(1) See discussion below for further information on the Company's collateralized loan obligations.
(2) Represents cash available we can invest at a market advance rate utilizing our available capacity on financing lines.
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
We have an effective shelf registration statement for offerings of equity securities that is not limited on the amount of securities we may issue.
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

Collateralized Loan Obligations
During the nine months ended September 30, 2023, the Company raised $897 million through the issuance of BSPRT 2023 FL10. Additionally, as of September 30, 2023, the Company had $24.6 million of reinvestment capital available across all outstanding collateralized loan obligations.

CLO Name	Debt Amount	Reinvestment End Date
BSPRT 2019 FL5(1)	—	Ended
BSPRT 2021 FL6	$583.08	10/06/23
BSPRT 2021 FL7	$720.00	01/08/24
BSPRT 2022 FL8	$960.00	03/08/24
BSPRT 2022 FL9	$670.64	07/08/24
BSPRT 2023 FL10	$573.79	04/08/25
______________________________________________________
(1) On July 17, 2023, the Company called all of the outstanding notes issued by BSPRT 2019-FL5 Issuer, Ltd, a wholly owned indirect subsidiary of the Company
Repurchase Agreements and Revolving Credit Facilities ("Repo and Revolving Credit Facilities")
The Repo and Revolving Credit Facilities are financing sources through which the Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 60% to 75% of the principal amount of the mortgage loan being pledged.
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

The following tables summarize our Repurchase Agreements, Commercial Mortgage Loans and our MRAs for the nine months ended September 30, 2023, 2022, and 2021, respectively:

	As of September 30, 2023
	Amount Outstanding			Average Outstanding Balance
	Q1	Q2	Q3	Q1	Q2	Q3
Repurchase Agreements and Revolving Credit Facilities, Commercial Mortgage Loans	$604,421	$695,039	$249,345	$725,300	$796,659	$816,929
Repurchase Agreements, Real Estate Securities	107,934	176,993	240,010	217,389	209,025	349,878
Repurchase Agreements, Real Estate Securities held as trading	121,000	113,000	—	149,387	117,159	349,878
Total	$833,355	$985,032	$489,355	$1,092,076	$1,122,843	$1,516,685

	As of September 30, 2022
	Amount Outstanding			Average Outstanding Balance
	Q1	Q2	Q3	Q1	Q2	Q3
Repurchase Agreements and Revolving Credit Facilities, Commercial Mortgage Loans	$522,890	$832,034	$699,408	$813,144	$834,337	$709,679
Repurchase Agreements, Real Estate Securities	54,610	53,288	112,613	44,744	54,033	53,688
Repurchase Agreements, Real Estate Securities held as trading	1,659,931	240,000	225,000	3,055,413	1,818,495	230,011
Total	$2,237,431	$1,125,322	$1,037,021	$3,913,301	$2,706,865	$993,378

	As of September 30, 2021
	Amount Outstanding			Average Outstanding Balance
	Q1	Q2	Q3	Q1	Q2	Q3
Repurchase Agreements and Revolving Credit Facilities, Commercial Mortgage Loans	$152,925	$287,462	$550,156	$340,485	$282,891	$331,871
Repurchase Agreements, Real Estate Securities	88,272	46,510	46,531	123,322	57,301	46,527
Total	$241,197	$333,972	$596,687	$463,807	$340,192	$378,398
The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the nine months ended September 30, 2023, the maximum average outstanding balance was $1.2 billion, of which $0.9 billion was related to repurchase agreements on our commercial mortgage loans and $0.3 billion for repurchase agreements on our real estate securities.
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

Dividends payable on each share of Series H convertible preferred stock ("Series H Preferred Stock") is generally equal to the quarterly dividend that would have been paid had such share of preferred stock been converted to a share of common stock, except to the extent common stock dividends have been reduced below certain specified levels. To the extent dividends on shares of preferred stock are not authorized and declared by our board of directors and paid by the Company monthly, the dividend amounts will accrue.
Holders of shares of the Company's 7.50% Series E Cumulative Redeemable Preferred Stock ("Series E Preferred Stock") are entitled to receive, when, as and if authorized by our board of directors and declared by the Company, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 7.50% of the $25.00 per share liquidation preference per annum (equivalent to $1.875 per annum per share).
In September 2023, the Company's board of directors declared the following: (i) a third quarter 2023 dividend of $0.355 per share on the Company's common stock (equivalent to $1.42 per annum), (ii) a third quarter 2023 dividend of $106.22 per share on the Company’s Series H Preferred Stock, and (iii) a third quarter 2023 dividend of $0.46875 per share on the Company’s Series E Preferred Stock, all of which were paid in October 2023 to holders of record on September 30, 2023.
Under the Company’s dividend reinvestment plan ("DRIP"), the Company may elect to supply shares for reinvestments via newly issued shares or via shares of common stock acquired by the DRIP administrator on the open market. The below table shows distributions paid in cash on shares outstanding of common stock and amounts paid via newly issued shares under the DRIP during the nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Nine Months Ended September 30, 2023
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 10, 2023	$29,462	$—
April 10, 2023	28,850	768
July 10, 2023	29,472	—
Total	$87,784	$768

	Nine Months Ended September 30, 2022
Payment Date	Amount Paid in Cash	Amount Issued under DRIP
January 7, 2022	$12,435	$91
April 11, 2022	15,616	112
July 11, 2022	28,979	907
Total	$57,030	$1,110
Cash Flows
Cash Flows for the Nine Months Ended September 30, 2023
Net cash provided by operating activities for the nine months ended September 30, 2023 was $141.5 million. Cash inflows were primarily driven by net income of $114.5 million coupled with (i) losses on other real estate investments of $7.1 million and (ii) a non-cash adjustment of $28.4 million related to the increase in provision for credit losses offset by (i) $2.2 million gains from debt extinguishment and (ii) $3.0 million in gains on sale of commercial mortgage loans, held for sale, measured at fair value.
Net cash provided by investing activities for the nine months ended September 30, 2023 was $554.8 million. Cash inflows were primarily driven by (i) the sale of real estate securities, trading, at fair value of $217.5 million, (ii) sale of real estate securities, available for sale, measured at fair value of $187.0 million, (iii) principal repayments on commercial mortgage loans, held for investment of $921.5 million, (iv) proceeds from sale of real estate owned, held for sale of $39.8 million and (v) principal collateral received on mortgage investments of $17.7 million. Inflows were offset by (i) proceeds for originations and purchases of $668.0 million of commercial mortgage loans, held for investment, (ii) $160.3 million for the purchase of real estate securities and (iii) purchase of real estate owned and capital expenditures of $0.9 million.

Net cash used in financing activities for the nine months ended September 30, 2023 was $468.7 million. Cash outflows were primarily driven by (i) our net repayments on real estate securities MRAs of $200.0 million, (ii) net repayments from borrowings on unsecured debt of $13.4 million, (iii) net repayments on borrowings on repurchase agreements - commercial mortgage loans of $431.5 million, (iv) net repayment from borrowings on other financing of $52.6 million (v) $108.1 million used for cash distributions to stockholders and (iv) payment from common stock repurchases of $9.2 million. Outflows were partially offset by net proceeds of $357.6 million received on collateralized loan obligations.
Cash Flows for the Nine Months Ended September 30, 2022
Net cash provided by operating activities for the nine months ended September 30, 2022 was $130.6 million. This was driven by net loss of $13.0 million, which when excluding the following non-cash items, (i) $113.7 million related to trading losses on real estate securities, at fair value (ii) $12.8 million related to derivative instruments and (iii) $31.0 million increase in provision for credit losses, results in a net cash flow. This inflow is coupled with $48.1 million net changes of assets and liabilities, partially offset by net outflows of (i) $10.3 million related to originations of and proceeds from sales of commercial mortgage loans, held for sale and (ii) realized gains of $55.3 million on swap terminations.
Net cash provided by investing activities for the nine months ended September 30, 2022 was $3,202.0 million. Cash inflows were primarily driven by (i) the sale of real estate securities, available for sale, measured at fair value of $3,731.7 million, (ii) principal repayments on commercial mortgage loans, held for investment of $965.7 million, (iii) principal collateral received on mortgage investments of $533.9 million and (iv) $9.3 million received from sale of commercial mortgage loans, held for sale. Inflows were offset by (i) proceeds for originations and purchases of $1,964.2 million of commercial mortgage loans, held for investment and (ii) $75.0 million for the purchase of real estate securities available for sale.
Net cash used in financing activities for the nine months ended September 30, 2022 was $3,238.9 million. Cash outflows were primarily driven by our (i) net repayments on real estate securities MRAs of $3,841.2 million, (ii) net repayments from borrowings on repurchase agreements - commercial mortgage loans and unsecured debt of $320.2 million and $50.0 million, respectively, (iii) $102.9 million was used for cash distributions to stockholders and (iv) payments for common stock repurchases of $11.0 million. Outflows were offset by (i) net borrowings on CLOs of $1,021.1 million and (ii) a total of $65.2 million of cash collateral and proceeds received on interest rate swaps and settlements.
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
Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of September 30, 2023 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$23,772	$345,273	$18,617	$—	$387,662
Repurchase agreements - commercial mortgage loans	28,675	220,670	—	—	249,345
Repurchase agreements - real estate securities	240,010	—	—	—	240,010
CLOs (2)	—	—	—	3,507,511	3,507,511
Mortgage Note Payable	—	—	—	23,998	23,998
Unsecured debt	—	—	—	81,270	81,270
Other financings	23,669	—	—	—	23,669
Total	$316,126	$565,943	$18,617	$3,612,779	$4,513,465
________________________________________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $610.5 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligations line of the consolidated balance sheet as of September 30, 2023. This reflects the contractual CLO maturity dates.

In addition to its cash requirements, the Company pays a quarterly dividend and has an existing share repurchase authorization. As of September 30, 2023, the Company’s quarterly cash dividend was $0.355 per share of common stock (which was paid on an as-converted basis on the Company’s shares of Series H Preferred Stock), and $0.46875 per share on the Company’s shares of Series E Preferred Stock. The payment of future dividends is subject to declaration by the board of directors. The Company’s board of directors also has authorized a $65.0 million share repurchase program, of which $39.3 million remained available as of September 30, 2023. The authorization does not obligate the Company to acquire any specific number of shares, and the Company did not repurchase any shares of its common stock during the three months ended September 30, 2023.
Related Party Arrangements
Refer to “Note 11 - Related Party Transactions and Arrangements” for a summary of the Company’s related party arrangements.
Non-GAAP Financial Measures
Distributable Earnings and Run-Rate Distributable Earnings
Distributable Earnings is a non-GAAP measure, which the Company defines as GAAP net income (loss), adjusted for (i) non-cash CLO amortization acceleration and amortization over the expected useful life of the Company's CLOs, (ii) unrealized gains and losses on loans, derivatives and ARMs, including CECL reserves and impairments, (iii) non-cash equity compensation expense, (iv) depreciation and amortization, (v) subordinated performance fee accruals/(reversal), (vi) loan workout charges, (vii) realized gains and losses on debt extinguishment and CLO calls, and (viii) certain other non-cash items. Further, Run-Rate Distributable Earnings, a non-GAAP measure, presents Distributable Earnings before trading and derivative gain/loss on ARMs.
The Company believes that Distributable Earnings and Run-Rate Distributable Earnings provide meaningful information to consider in addition to the disclosed GAAP results. The Company believes Distributable Earnings is a useful financial metric for existing and potential future holders of its common stock as historically, over time, Distributable Earnings has been an indicator of dividends per share. As a REIT, the Company generally must distribute annually at least 90% of its taxable income, subject to certain adjustments, and therefore believes dividends are one of the principal reasons stockholders may invest in its common stock. Further, Distributable Earnings helps investors evaluate performance excluding the effects of certain transactions and GAAP adjustments that the Company does not believe are necessarily indicative of current loan portfolio performance and the Company's operations and is one of the performance metrics the Company's board of directors considers when dividends are declared. The Company believes Run-Rate Distributable Earnings is a useful financial metric because it presents the Distributable Earnings of its core businesses, net of the impacts of the realized trading and derivative gain/loss on the residential adjustable-rate mortgage securities acquired from Capstead Mortgage Corporation, which the Company has liquidated from its portfolio.
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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Run-Rate Distributable Earnings as of the three and nine months ended September 30, 2023 and 2022 (amounts in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
GAAP Net Income (Loss)	$30,995	$35,258	$114,478	$(12,958)
Adjustments:
CLO amortization acceleration (1)	(1,294)	(1,226)	(3,959)	(4,168)
Unrealized (gain)/loss on financial instruments (2)	4,295	(1,624)	7,208	16,498
Unrealized (gain)/loss - ARMs	—	2,742	415	37,862
(Reversal of)/Provision for credit losses	2,379	(599)	28,363	30,976
Non-Cash Compensation Expense	1,256	833	3,506	833
Depreciation and amortization	1,513	1,295	5,514	3,886
Subordinated performance fee (3)	1,579	(2,461)	3,599	(5,917)
Loan workout charges/(loan workout recoveries) (4)	—	205	(5,105)	5,105
Realized (gain)/loss on debt extinguishment / CLO call	2,836	—	(2,201)	5,167
Realized trading and derivatives (gain)/loss on ARMs	3,113	(155)	677	21,927
Run-Rate Distributable Earnings (5)	$46,672	$34,268	$152,495	$99,211
Realized Cash Gain/(Loss) Adjustment on REO	(1,571)	—	(1,571)	—
Realized trading and derivatives gain/(loss) on ARMs	(3,113)	155	(677)	(21,927)
Distributable Earnings	$41,988	$34,423	$150,247	$77,284
7.5% Cumulative Redeemable Preferred Stock, Series E Dividend	(4,842)	(4,842)	(14,525)	(14,525)
Noncontrolling interests in joint ventures net income/(loss)	(276)	—	(326)	—
Depreciation and amortization attributed to noncontrolling interests of joint ventures	772	—	(15)	—
Distributable Earnings to Common	$37,642	$29,581	$135,381	$62,759
Average Common Stock & Common Stock Equivalents	1,402,370	1,422,040	1,406,481	1,470,393
GAAP Net Income/(Loss) ROE	7.7%	8.6%	7.1%	(1.9)%
Run-Rate Distributable Earnings ROE	12.1%	8.3%	9.8%	5.8%
Distributable Earnings ROE	10.7%	8.3%	9.6%	4.3%
GAAP Net Income/(Loss) Per Share, Diluted	$0.30	$0.34	$1.14	$(0.70)
GAAP Net Income/(Loss) Per Share, Fully Converted (6)	$0.30	$0.34	$1.12	$(0.31)
Run-Rate Distributable Earnings Per Share, Fully Converted (6)	$0.48	$0.33	$1.55	$0.94
Distributable Earnings Per Share, Fully Converted (6)	$0.43	$0.33	$1.53	$0.70
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
As of September 30, 2023 and December 31, 2022, our portfolio included 145 and 157 variable rate investments, respectively, based on LIBOR and SOFR (or "indexing rates") for various terms. As of June 2023, the Company has fully transitioned all loans on LIBOR indexing rates to SOFR indexing rates. Borrowings under our financing arrangements are based on SOFR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant, and no actions were taken to alter our existing interest rate sensitivity. The changes in the portfolio for each basis points increase/decrease is a change from the base scenario.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	September 30, 2023	December 31, 2022
(-) 25 Basis Points	(1.46)%	(1.78)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	2.88%	3.49%
(+) 100 Basis Points	5.76%	6.98%

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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
Please refer to “Litigation and Regulatory Proceedings” in “Note 10 - Commitments and Contingencies” to the consolidated financial statements included in this report. The Company believes that these proceedings, individually or in the aggregate, will not have a material impact on the Company’s financial condition, operating results or cash flows.
Loan Fraud Lawsuit
The Company originated a loan in April 2022 secured by a portfolio of 24 properties net leased to Walgreens (the “Collateral Properties”). As described in more detail in Part I, Item 3, "Legal Proceedings" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, due to the sponsor’s fraud and default under the loan the Company foreclosed on all of the Collateral Properties in 2022 and 2023. The Company is marketing the Collateral Properties for sale and is actively pursuing its civil remedies. Note that the collectability, if any, of legal judgments we have achieved to date and that we may achieve in the future is not currently determinable.
Williamsburg Hotel Bankruptcy Case
The sale of the Williamsburg Hotel, the Company’s Brooklyn hotel asset, by a trustee appointed by the United States Bankruptcy Court for the Southern District of New York, was completed on April 18, 2023, after an extensive marketing process, pursuant to the Chapter 11 plan in In re 96 Wythe Acquisition LLC, Case No. 21-22108. The sale closed for a total sale price of $96 million, comprising cash and new indebtedness. As a result of the sale, the Company recovered the full principal amount of its loan (equal to the carrying cost of the loan as of December 31, 2022) and approximately $20 million of additional proceeds after the payment of all related closing expenses. Note that the Company may elect to pursue additional remedies available under the loan documents.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes from these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company’s board of directors has authorized a $65 million share repurchase program that permits share repurchases at prices below the most recently reported book value per share as determined in accordance with GAAP. Purchases made under the Company’s program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any purchases by the Company are determined by the Company in its reasonable business judgment and consistent with the exercise of its legal duties and are subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Company's share repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company’s share repurchase program has been extended until at least December 31, 2024 or until the capital committed to the repurchase program has been exhausted, whichever is sooner. Repurchases under the share repurchase program may be suspended from time to time at the Company’s discretion without prior notice.
The following table sets forth purchases of the Company's common stock under the share purchase program for the three months ended September 30, 2023 (in thousands, except share and per share data):

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2023 - July 31, 2023	—	$—	—	$39,260
August 1, 2023 - August 31, 2023	—	—	—	39,260
September 1, 2023 - September 30, 2023	—	—	—	39,260
Total	—	$—	—	$39,260

The Company did not repurchase shares of common stock through its share repurchase program during the three months ended September 30, 2023. Subsequent to September 30, 2023, the Company repurchased 137,444 shares of common stock at a weighted average cost of $12.55 per share. As of October 25, 2023, $37.5 million remains available under the Company’s share repurchase program.

Unregistered Sales of Equity Securities
None.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1
Indenture, dated as of September 28, 2023, by and among BSPRT 2023-FL10 Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, U.S. Bank Trust Company, National Association, as trustee and note administrator, and U.S. Bank National Association as custodian (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2023).

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
_________________________________________________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin BSP Realty Trust, Inc.
October 30, 2023	By	/s/ Richard J. Byrne
Name: Richard J. Byrne
Title: Chief Executive Officer and President
(Principal Executive Officer)

October 30, 2023	By	/s/ Jerome S. Baglien
Name: Jerome S. Baglien
Title: Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)