Form 10-K
period 2023-12-31
Franklin BSP Realty Trust, Inc.
filed 2024-02-26
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity (not including shares of common stock underlying outstanding shares of convertible preferred stock) held by non-affiliates as of June 30, 2023 was $1,114.5 million. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
The number of outstanding shares of the registrant's common stock on February 7, 2024 was 82,122,502 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed by Franklin BSP Realty Trust, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual Meeting of Stockholders to be held on May 29, 2024 will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2023.

FRANKLIN BSP REALTY TRUST, INC.

FORM 10-K
Year Ended December 31, 2023

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
•the impact of national health crises;
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
•We may not be able to earn returns on loans we make in excess of the interest we pay on our borrowings.
•We rely on the availability of collateralized debt and loan obligation securitization markets to provide long-term financing for our loans and investments.
•Lenders often require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions.
•During periods of rising interest rates, our interest expense increases may outpace any increases in interest we earn on our assets, and the value of our assets may decrease.
•We may not be able to access financing sources on attractive terms, if at all, which could adversely affect our ability to fund and grow our business, or result in dilution to our existing stockholders.

•Our short-term borrowings often require us to provide additional collateral when the fair market value of our collateral decreases, and these calls for collateral could significantly impact our liquidity position.
Risks Related to Our Investments
•Our commercial real estate debt investments are subject to the risks typically associated with ownership of commercial real estate.
•Our success depends on the availability of attractive investment opportunities.
•Delays in liquidating defaulted commercial real estate debt investments could reduce our investment returns.
•Operating and disposing of properties acquired through foreclosure subject us to additional risks that could harm our results of operations.
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
•Insurance may not cover all potential losses on the properties underlying our investments, which may harm the value of our assets.
•We invest in CMBS and CRE CLO Bonds, which may include subordinate securities, which entails certain risks.
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
•We may not be successful in our attempts to align the maturities of our liabilities with the maturities on our assets, which could harm our operating results and financial condition.
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
•Hedging against interest rate exposure may adversely affect our income, limit our gains or result in losses, which could adversely affect cash available for distributions to our stockholders.
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
•Termination of our Advisory Agreement would be difficult and costly.
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
Risks Related to an Investment in Franklin BSP Realty Trust, Inc.
•Public health crises have, and may in the future, adversely impact our business and the business of many of our borrowers.
•We may be unable to maintain or increase cash distributions over time, or may decide to reduce the amount of distributions for business reasons.
•Our business could suffer in the event our Advisor or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.
•We are subject to risks from natural disasters such as earthquakes and severe weather, including as the result of global climate changes, which may result in damage to the properties securing our loans.

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
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans which the Company intends to sell through its TRS into commercial mortgage-backed securities ("CMBS") securitization transactions. Historically this business has focused primarily on CMBS, commercial real estate collateralized loan obligation bonds ("CRE CLO bonds"), collateralized debt obligations ("CDOs") and other securities. As a result of the October 2021 acquisition of Capstead Mortgage Corporation ("Capstead"), the Company acquired a portfolio of residential mortgage backed securities (“RMBS”) in the form of residential adjustable-rate mortgage pass-through securities ("ARM Agency Securities" or "ARMs") issued and guaranteed by government-sponsored enterprises or by an agency of the federal government. As of December 31, 2023, the Company has fully disposed of all of its ARM Agency Securities and is continuing to reinvest the proceeds from the sale of these securities in its other businesses. The Company also owns real estate that was either acquired by the Company through foreclosure or deed in lieu of foreclosure, or that was purchased for investment, typically subject to triple net leases.
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
Real Estate Securities
In addition to our focus on origination of and investments in commercial real estate debt, we may also acquire real estate securities, such as CMBS, CRE CLO Bonds, CDO notes, and equity investments in entities that own commercial real estate.
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

Human Capital Resources
As of December 31, 2023, we had no employees. Our executive officers serve as officers of our Advisor and are employed by an affiliate of our Advisor. The employees of the Advisor and other affiliates of the Advisor perform a full range of real estate services for us, including origination, acquisitions, accounting, legal, asset management, wholesale brokerage, and investor relations services. We are dependent on these affiliates for services that are essential to us, including asset acquisition decisions, and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
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
•limiting our ability to access the capital markets to raise additional equity or refinance maturing debt on favorable terms or to fund acquisitions;
•limiting the amount of cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses;
•making us more vulnerable to economic or industry downturns, including interest rate increases or sustained high interest rate environments; and
•placing us at a competitive disadvantage compared to less leveraged competitors.
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
We may not be able to earn returns on loans we make in excess of the interest we pay on our borrowings.
We try to generate financial returns by making and investing in loans and debt securities that generate returns in excess of our cost of capital. Our ability to execute this strategy depends on various conditions in the financing markets that are beyond our control, including liquidity, fluctuations in prevailing interest rates and credit spreads. Interest rate and credit spread fluctuations resulting in our interest and related expense exceeding interest and related income would result in operating losses for us. Changes in the level of interest rates and credit spreads also may affect our ability to make new loans or investments and may decrease the value of our existing loans and investments. Increases in interest rates and credit spreads may also negatively affect demand for loans and could result in higher borrower default rates. We may be unable to obtain additional financing on favorable terms or, with respect to our debt and other investments, on terms that match the maturities of the debt originated or other investments acquired, if we are able to obtain additional financing at all.
We rely on the availability of collateralized debt and loan obligation securitization markets to provide long-term financing for our loans and investments.
We rely on short-term borrowings, such as repurchase agreements and our secured revolving credit facilities, to initially fund our investments. The term of these short-term borrowing facilities is generally shorter than the term of our investments and therefore we typically intend to refinance these short-term borrowings with long-term match-funded financing through issuances of CDO’s and CLO’s. There have been times in the past when the CDO and CLO securitization markets have effectively been closed or are only available at a cost of capital that is not practicable. If our current financing strategy became no longer viable, we would have to find alternative forms of long-term financing for our assets. This could subject us to more restrictive recourse borrowings and subject us to capital costs that significantly reduce or eliminate the spread between our cost of capital and the returns on our investments. If alternative financing is not available, we may have to liquidate assets at unfavorable prices to pay off our short-term borrowings or pay significant fees to extend these financing arrangements.
Lenders often require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions.
Financing agreements that we enter into often contain covenants that limit our ability to further incur borrowings, restrict distributions or restrict our operations, such as prohibiting us from discontinuing insurance coverage or replacing our Advisor. These limitations decrease our operating flexibility and may impact our ability to achieve our operating objectives, including making distributions.
During periods of rising interest rates, our interest expense increases may outpace any increases in interest we earn on our assets, and the value of our assets may decrease.
Our operating results depend in large part on the income from our assets, reduced by any credit losses and financing costs. Income from our assets may respond more slowly to interest rate fluctuations than the cost of our borrowings. In a period of rising interest rates, our interest expense on floating-rate debt would increase, while any additional interest income we earn on our floating-rate investments may not compensate for such increase in interest expense. Consequently, changes in interest rates, particularly short-term interest rates, may significantly influence our net income. Increases in these rates will tend to decrease our net income and the market value of our assets. Similarly, in a period of declining interest rates, our interest income on floating-rate investments would generally decrease, and interest rate floors on our floating-rate investments may not align with the interest rate floors on our floating-rate debt to compensate for such a decrease in interest income. Interest rate fluctuations resulting in our interest expense exceeding the income from our assets would result in operating losses for us and may limit our ability to make distributions to our stockholders. In addition, if we need to repay existing borrowings during periods of rising interest rates, we could be required to liquidate one or more of our investments at times that may not permit realization of the maximum return on those investments, which would adversely affect our profitability.
We may not be able to access financing sources on attractive terms, if at all, which could adversely affect our ability to fund and grow our business, or result in dilution to our existing stockholders.
Our ability to fund our loans and investments may be impacted by our ability to secure bank credit facilities (including term loans and revolving facilities), warehouse facilities and structured financing arrangements, public and private debt issuances (including through securitizations) and derivative instruments, in addition to transaction or asset specific funding arrangements and additional repurchase agreements on acceptable terms. We also rely on short-term financing that would be especially exposed to changes in availability. Our access to sources of financing will depend upon a number of factors, over which we have little or no control, including:
•general economic or market conditions;
•the market’s view of the quality of our assets;
•the market’s perception of our growth potential;
•our current and potential future earnings and cash distributions; and
•the market price of the shares of our common stock and preferred stock.
We may need to periodically access the capital markets to, among other things, raise cash to fund new loans and investments. Unfavorable economic conditions or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. Additional equity issuances in the capital markets on unfavorable terms could also be dilutive to our existing stockholders. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. In addition, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. We cannot make assurances that we will be able to obtain any additional financing on favorable terms or at all.
Our short-term borrowings often require us to provide additional collateral when the fair market value of our collateral decreases, and these calls for collateral could significantly impact our liquidity position.
We use short-term borrowing through repurchase agreements, credit facilities and other arrangements that put our assets and financial condition at risk. We may need to use such short-term borrowings for extended periods of time to the extent we are unable to access long-term financing. Repurchase agreements economically resemble short-term, variable-rate financing and usually require the maintenance of specific loan-to-collateral value ratios. If the market value of the assets subject to a repurchase agreement decline, we may be required to provide additional collateral or make cash payments to maintain the loan-to-collateral value ratio. If we are unable to provide such collateral or cash repayments, the lender may accelerate the loan and we may be required to liquidate the collateral. In a weakening economic environment, or in an environment of widening credit spreads, we would generally expect the value of the commercial real estate debt or securities that serve as collateral for our short-term borrowings to decline, and in such a scenario, it is likely that the terms of our short-term borrowings would require us to provide additional collateral or to make partial repayment, which amounts could be substantial.
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
Risks Related to Our Investments
Our commercial real estate debt investments are subject to the risks typically associated with ownership of commercial real estate.
Our commercial real estate debt and real estate securities generally are directly or indirectly secured by a lien on real property. The occurrence of a default on a commercial real estate debt investment could result in our acquiring ownership of the property. We do not know whether the values of the properties ultimately securing our commercial real estate debt and loans underlying our securities will remain at the levels existing on the dates of origination of these loans and the dates of origination of the loans ultimately securing our securities, as applicable. In addition, our borrowers could fraudulently inflate the values of the underlying properties. If the values of the properties drop or are discovered to have been fraudulently inflated, the lower value of the security and reduction in borrower equity associated with such loans will increase our risk. In this manner, reduced real estate values could impact the values of our debt and security investments, making them subject to the risks typically associated with real estate ownership.
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
•reduced demand for office space, including as a result of changes in work habits, including remote or hybrid work schedules which allow work from remote locations other than the employer’s office premises;

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
Our success depends on the availability of attractive investment opportunities.
Our loans typically have a term of about three to five years. As a result, a significant amount of our invested capital is repaid at loan maturity each year. Our operating results are dependent upon our ability to identify, structure, consummate, leverage, manage and realize attractive returns on, new loans and other investments. In general, the availability of attractive investment opportunities and, consequently, our operating results, will be affected by the level and volatility of interest rates, conditions in the financial markets, general economic conditions, the demand for investment opportunities in our target assets and the supply of capital for such investment opportunities. We cannot assure you that we will be successful in identifying and consummating attractive investments or that such investments, once made, will perform as anticipated.
Delays in liquidating defaulted commercial real estate debt investments could reduce our investment returns.
If we originate or acquire commercial real estate debt investments and there are defaults under those debt investments, we may not be able to repossess and sell the properties securing the commercial real estate debt investment quickly. Foreclosure of a loan can be an expensive and lengthy process that could have a negative effect on our return on the foreclosed loan. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses, including but not limited to lender liability claims, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take several years or more to resolve. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of the assets under the defaulted loans. Furthermore, an action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede our ability to foreclose on or sell the property securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan.
Operating and disposing of properties acquired through foreclosure subject us to additional risks that could harm our results of operations.
The size of our real estate owned portfolio acquired through foreclosure has increased in recent years. We have in the past and we may in the future be forced to operate any foreclosed properties for a substantial period of time, which can be a distraction for our management team and may require us to pay significant costs associated with such property. Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning a loan secured by that property. The costs associated with operating and redeveloping the property, including any operating shortfalls and significant capital expenditures, could materially and adversely affect our results of operations, financial condition and liquidity. We may also be subject to environmental liabilities arising from such properties acquired in the foreclosure process. In addition, at such time that we elect to sell such property, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis, resulting in a loss to us. Furthermore, any costs or delays involved in the maintenance or liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.
Subordinate commercial real estate debt that we originate or acquire could expose us to greater losses.
We acquire and originate subordinate commercial real estate debt, including subordinate mortgage and mezzanine loans and participations in such loans. These types of investments may involve a higher degree of risk than the type of assets that will constitute the majority of our commercial real estate debt investments, namely first mortgage loans secured by real property. In the event a borrower declares bankruptcy, we may not be able to fully realize on the assets of the borrower, or the assets of the borrower may not be sufficient to fully satisfy both the first mortgage loan and our subordinate debt investment. If a borrower defaults on our subordinate debt or on debt senior to ours, or in the event of a borrower bankruptcy, our subordinate debt will be satisfied only after the senior debt is paid in full. Where debt senior to our debt investment exists, the presence of intercreditor arrangements may limit our ability to amend our debt agreements, assign our debt, accept prepayments, exercise our remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to our borrowers. As a result, we may not recover some or all of our investment. In addition, real properties with subordinate debt may have higher loan-to-value ratios than conventional debt, resulting in less equity in the real property and increasing the risk of loss of principal and interest.

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
Insurance may not cover all potential losses on the properties underlying our investments, which may harm the value of our assets.
We generally require that the borrowers under our commercial real estate debt investments obtain comprehensive insurance covering the mortgaged property, including liability, fire and extended coverage. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes that may be uninsurable or not economically insurable. Climate change may exacerbate the frequency and severity of these types of events. We may not require borrowers to obtain certain types of insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might result in insurance proceeds being inadequate to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the property, which might impair our security and decrease the value of the property.
We invest in CMBS and CRE CLO Bonds, which may include subordinate securities, which entails certain risks.
We invest in a variety of CMBS and CRE CLO Bonds, which may include subordinate securities that are subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS and CRE CLO Bonds entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multifamily mortgage loans. Consequently, CMBS and CRE CLO Bonds may be adversely affected by payment defaults, delinquencies and losses on the underlying commercial real estate loans. Furthermore, if the rental and leasing markets deteriorate, it could reduce cash flow from the loan pools underlying our CMBS and CRE CLO Bonds investments. The CMBS and CRE CLO Bonds market is dependent upon liquidity for refinancing and could be negatively impacted by a slowdown in the new issue CMBS and CRE CLO Bonds market. In addition, the value of CMBS and CRE CLO Bonds may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole.
Additionally, CMBS and CRE CLO Bonds are subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. Additional risks may be presented by the type and use of a particular commercial property. For example, special risks are presented by hospitals, nursing homes, hospitality properties and certain other property types. Commercial property values and net operating income are subject to volatility, which may result in net operating income becoming insufficient to cover debt service on the related commercial real estate loan, particularly if the current economic environment deteriorates. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project rather than upon the liquidation value of the underlying real estate. Furthermore, the net operating income from and value of any commercial property are subject to various risks. The exercise of remedies and successful realization of liquidation proceeds relating to CMBS and CRE CLO Bonds may be highly dependent upon the performance of the servicer or special servicer. Expenses of enforcing the underlying commercial real estate loans (including litigation expenses) and expenses of protecting the properties securing the commercial real estate loans may be substantial. Consequently, in the event of a default or loss on one or more commercial real estate loans contained in a securitization, we may not recover a portion or all of our investment.
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
We have significant competition with respect to our origination and acquisition of assets with many other companies, including other REITs, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors, many of which have greater resources than us, and may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Many of our competitors are not subject to the operating constraints associated with REIT rule compliance or maintenance of an exclusion from registration under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns.
This competition may cause us to pay higher prices for investments or originate loans with more generous terms than we would otherwise agree to. If this occurs, our investors may experience a lower return on their investment.
Our due diligence may not reveal all material issues relating to our origination or acquisition of a particular investment.
Before making an investment, we assess the strength and skills of the management of the borrower or the operator of the property and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important with respect to newly organized or private entities because there may be little or no information publicly available about the entity. However, even if we conduct extensive due diligence on a particular investment, there can be no assurance that this diligence will uncover all material issues relating to such investment, that the information provided by the borrower is truthful or accurate, or that factors outside of our control will not later arise. If our due diligence fails to identify material issues, we have in the past and may in the future have to write-down or write-off assets, restructure our investment or incur impairment or other charges that could result in our reporting losses. Charges of this nature could contribute to negative market perceptions about us or our shares of common stock (refer to “Part I, Item 3. Legal Proceedings” for a summary of the Company’s legal proceedings).
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
Our commercial real estate debt portfolio may include loans that require us to advance future funds. Future funding obligations subject us to significant risks that the property may have declined in value, projects to be completed with the additional funds may have cost overruns and the borrower may be unable to generate enough cash flow, or sell or refinance the property, in order to repay our commercial real estate loan due. We could determine that we need to fund more money than we originally anticipated in order to maximize the value of our investment even though there is no assurance that such determination would, in fact, be the best course of action.
We may not be successful in our attempts to align the maturities of our liabilities with the maturities on our assets, which could harm our operating results and financial condition.
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
Our provision for credit losses is evaluated on a quarterly basis. Our determination of provision for credit losses requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our commercial real estate debt, debt structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, loan-to-value ("LTV"), and reasonable and supportable forecasts that affect the collectability of the reported amount. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted.
Accounting Standards Update 2016-13, "Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments (Topic 326)," which replaced the "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the Current Expected Credit Loss model ("CECL") became effective for us on January 1, 2020. Under the CECL model, we are required to provide allowances for credit losses on certain financial assets carried at amortized cost, such as loans held-for-investment and held-to-maturity debt securities, including related future funding commitments and accrued interest receivable. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and forward looking information through the use of projected macroeconomic scenarios over the reasonable and supportable forecasts. This measurement takes place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. This differs significantly from the "incurred loss" model previously required under GAAP, which delayed recognition until it was probable a loss had been incurred. Accordingly, the adoption of the CECL model has materially affected how we determine our credit loss provision and required us to significantly increase our allowance and recognize provisions for credit losses earlier in the lending cycle. Moreover, the CECL model created more volatility in the level of our credit loss provisions. If we are required to materially increase our future level of credit loss allowances for any reason, such increase could adversely affect our business, results of operations, liquidity and financial conditions.
Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.
Some of our investments may be rated by rating agencies. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be downgraded or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of FBRT’s investments in the future, the value and liquidity of those investments could significantly decline, which would adversely affect the value of our investment portfolio.
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
We enter into interest rate swap agreements and pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on interest rate levels, the type of investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:
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
•the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transactions;
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
The circumstances under which we can terminate our contract with the Advisor for cause are limited and do not include performance. Termination of our Advisory Agreement without cause would be difficult and costly. The Advisory Agreement may be terminated each year without cause upon the affirmative vote of at least two-thirds of our independent directors, based upon a determination that (i) our Advisor’s performance is unsatisfactory and materially detrimental to us or (ii) the base management fee and annual incentive fee payable to our Advisory are not fair (provided that in this instance, our Advisor will be afforded the opportunity to renegotiate the management fee and incentive fees prior to termination). We are required to provide our Advisor with 180 days prior notice of any such termination. Additionally, upon such a termination, or if we materially breach the Advisory Agreement and our Advisor terminates our Advisory Agreement, the Advisory Agreement provides that we will pay our Advisor a termination fee equal to three times the sum of the average annual base management fee and the average annual incentive fee paid or payable to the Advisor during the 24-month period immediately preceding the most recently completed calendar quarter prior to the termination. These provisions increase the cost to us of terminating the Advisory Agreement and adversely affect our ability to terminate our Advisor without cause.
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

If we were to fail to qualify as a REIT in any taxable year and are unable to avail ourselves of certain savings provisions set forth in the Internal Revenue Code, we would be subject to U.S federal and applicable state and local income tax on our taxable income at regular corporate rates. In addition, we would possibly also be subject to certain taxes that are applicable to non-REIT corporations, including the nondeductible 1% excise tax on certain stock repurchases. Losing our REIT status would reduce our net income available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow or liquidate some investments in order to pay the applicable tax. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions.
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
Even if we qualify as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property. For example:
•In order to qualify as a REIT, we must distribute annually at least 90% of our "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to our stockholders. To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets, and it is possible that we might be required to borrow funds or sell assets to fund these distributions.
•We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income and (iii) 100% of our undistributed income from prior years.
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
•Any taxable REIT subsidiary (“TRS”) of ours will be subject to U.S. federal corporate income tax on its taxable income, and non-arm’s length transactions between us and any TRS could be subject to a 100% tax.
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

Securitizations in the form of bonds or notes secured principally by mortgage loans generally result in the creation of taxable mortgage pools (“TMPs”) for U.S. federal income tax purposes. The debt securities issued by TMPs are sometimes referred to as “collateralized mortgage obligations” (“CMOs”). We have issued CMOs through TMPs. Unless a TMP is wholly-owned by a REIT, it is subject to taxation as a corporation. However, so long as a REIT owns 100% of the equity interests in a TMP, the TMP will not be taxed as a corporation. Instead, certain categories of the REIT’s stockholders, such as foreign stockholders eligible for treaty or sovereign benefits, stockholders with net operating losses, and generally tax-exempt stockholders that are subject to unrelated business income tax, may be subject to taxation, or to increased taxes, on any portion, known as “excess inclusions,” of their dividend income from the REIT that is attributable to the TMP, but only to the extent that the REIT actually distributes “excess inclusions” to them. We intend not to distribute “excess inclusions,” but to pay the tax on “excess inclusions” ourselves. Notwithstanding our intention to try to avoid distributions to our stockholders of “excess inclusions”, it is possible that some portion of our dividends to our stockholders may be so characterized.
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
The REIT provisions of the Internal Revenue Code may limit our ability to effectively hedge our assets and operations. Under the REIT provisions, any income that we generate from hedging transactions will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges: (i) interest rate risk on liabilities incurred to carry or acquire real estate assets; or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable U.S. Department of Treasury regulations ("Treasury Regulations"). Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
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
Risks Related to an Investment in Franklin BSP Realty Trust, Inc.
Public health crises have, and may in the future, adversely impact our business and the business of many of our borrowers.
Public health crises could have repercussions across domestic and global economies and financial markets. For example, the COVID-19 pandemic resulted in many governmental authorities imposing significant restrictions on businesses and individuals that triggered economic consequences, including high unemployment, later, then high inflation, that resulted in challenging operating conditions for many businesses, particularly in the retail (including restaurants), office and hospitality sectors. These actions directly and indirectly adversely effected the financing markets as well and resulted in margin calls from our lenders, which we satisfied.
The extent to which pandemics and similar health crises impact our or our borrowers’ operations will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the events, treatment developments and government responses to the events. The inability of our borrowers to meet their loan obligations and/or borrowers filing for bankruptcy protection as a result of these events would reduce our cash flows, which would impact our ability to pay dividends to our stockholders.
We may be unable to maintain or increase cash distributions over time, or may decide to reduce the amount of distributions for business reasons.
There are many factors that can affect the amount and timing of cash distributions to stockholders. The amount of cash available for distributions is affected by many factors, such as the cash provided by the Company's investments and obligations to repay indebtedness as well as many other variables. There is no assurance that the Company will be able to pay or maintain the current level of distributions or that distributions will increase over time. In certain prior periods, quarterly distributions have been in excess of our quarterly earnings. Distributions in excess of earnings will decrease the book value per share of common stock. The Company cannot give any assurance that returns from the investments will be sufficient to maintain or increase cash available for distributions to stockholders. Actual results may differ significantly from the assumptions used by the board of directors in establishing the distribution rate to stockholders. The Company may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially adversely affect the value of our securities.
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
As reliance on technology in our industry has increased, so have the risks posed to the systems of our Advisor and other parties that provide us with services essential to our operations, both internal and outsourced. In addition, the risk of a cyber-

incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.
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
Further information relating to cybersecurity risk management is discussed in Item 1C. "Cybersecurity" in this report.
We are subject to risks from natural disasters such as earthquakes and severe weather, including as the result of global climate changes, which may result in damage to the properties securing our loans.
Natural disasters and severe weather such as earthquakes, tornadoes, hurricanes or floods may result in significant damage to the properties securing our loans or in which we invest. In addition, our investments may be exposed to new or increased risks and liabilities associated with global climate change, such as increased frequency or intensity of adverse weather and natural disasters, which could negatively impact our and our borrowers’ businesses and the value of the properties securing our loans or in which we invest. The extent of our or our borrowers' casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. While the geographic distribution of our portfolio somewhat limits our physical climate risk, some physical risk is inherent in the properties of our borrowers, particularly in certain borrowers’ locations and in the unknown potential for extreme weather or other events that could occur related to climate change. We may be materially and adversely affected by our exposure to losses arising from natural disasters or severe weather, including those associated with global climate change.
In addition, global climate change concerns could result in additional legislation and regulatory requirements, including those associated with the transition to a low-carbon economy, which could increase expenses or otherwise adversely impact our business, results of operations and financial condition, or the business, results of operations and financial condition of our borrowers.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Management and Board Oversight
Our Board oversees risk management for the Company including through its approval of the investment policy and other policies of the Company and its oversight of the Advisor. For certain risks, the Board has delegated oversight responsibilities to committees of the Board. For example, the Compensation Committee oversees and reports to the Board on the assessment and mitigation of risks associated with the Company’s and the Advisor’s compensation policies and practices, and the Nominating and Corporate Governance Committee assists our Board with assessing risks associated with conflicts of interest and with ESG matters. Cybersecurity risk management is integrated into this broader risk management framework. The Board has delegated to the Audit Committee oversight of management’s programs and policies to identify, assess, manage, mitigate and monitor significant business risks of the Company, including privacy, information technology and cybersecurity risks.
Information Technology and Cybersecurity Risks
We have no employees and rely on the Advisor, a wholly-owned subsidiary of Franklin Templeton, to manage our day-to-day operations pursuant to the Advisory Agreement. Therefore, we rely heavily on Franklin Templeton’s information systems and their program for defending against and responding to cybersecurity threats and incidents. Franklin Templeton maintains a robust cybersecurity defense program, including a dedicated cybersecurity team led by its Chief Security Officer (“CISO”). The CISO, who reports directly to the Franklin Templeton Executive Vice President, Chief Risk and Transformation Officer, has 28 years of experience in the information technology and cybersecurity field and has been at Franklin Templeton for 12 years. The CISO provides regular briefings for our senior management team on cybersecurity matters, including threats, events, and program enhancements.

In the event of an incident which jeopardizes the confidentiality, integrity, or availability of the information technology systems the Advisor uses to provide services to us pursuant to the Advisory Agreement, Franklin Templeton’s cybersecurity team utilizes a regularly updated cybersecurity incident response plan that was developed based on, and is periodically benchmarked to, applicable third-party cybersecurity standards and frameworks. Pursuant to that plan and its escalation protocols, designated personnel are responsible for assessing the severity of the incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing the reporting obligations associated with the incident, and performing post-incident analysis and program improvements. While the particular personnel assigned to an incident response team will depend on the particular facts and circumstances, the response team is led by the CISO or his delegee. In addition, the Audit Committee approved a Company policy that supplements the Franklin Templeton incident response plan with respect to cybersecurity incidents that have or are expected to impact the Company, including by impacting the Advisor’s ability to provide services to the Company pursuant to the Advisory Agreement. Pursuant to this policy the Advisor and Franklin Templeton are required to notify and brief Company senior management and the Audit Committee with respect to certain matters related to applicable cybersecurity incidents. The policy also designates responsibility to specified members of our senior management for Company disclosure determinations related to the incident.
The Audit Committee oversees, on behalf of the Board, the Company’s privacy, information technology and security and cybersecurity risk exposures, including (i) the potential impact of those exposures on the Company’s business, financial results, operations and reputation, (ii) the programs and steps implemented by management to monitor and mitigate any exposures, (iii) the Company’s information governance and information security policies and programs, and (iv) major legislative and regulatory developments that could materially impact the Company’s privacy, data security and cybersecurity risk exposure. Some members of the Audit Committee have completed certifications in cybersecurity, including one from the National Association of Corporate Directors (NACD) in Cyber-Risk Oversight. On a quarterly basis, the CISO or its delegee report to the Board or Audit Committee on information technology and cybersecurity matters, including a detailed threat assessment relating to information technology risks.
Processes for Assessing, Identifying and Managing Material Risks from Cybersecurity Threats
The Franklin Templeton cybersecurity program focuses on (1) preventing and preparing for cybersecurity incidents, (2) detecting and analyzing cybersecurity incidents, and (3) containing, eradicating, recovering from and reporting cybersecurity events. The Company has a policy that supplements the Franklin Templeton cybersecurity incident response plan and addresses reporting and disclosure considerations related to a cybersecurity incident.
Prevention and Preparation
Franklin Templeton undertakes regular internal and external security audits and vulnerability assessments to reduce the risk of a cybersecurity incident and they implement business continuity, contingency and recovery plans to mitigate the impact of an incident. As part of these efforts, Franklin Templeton periodically engages consultants (e.g., Cobalt, Crowdstrike and EY) to conduct external reviews of its vulnerabilities, including penetration testing and compromise assessments. Franklin Templeton employs best practice identity and access management including broad adoption of multifactor authentication, geo-location blocking, behavior analytics and controls aligned to a zero trust model.
Franklin Templeton and the Advisor recognize that threat actors frequently target employees to gain unauthorized access to information systems. Therefore, a key element of their prevention efforts is employee training on their data privacy and cyber security procedures. For example, all new hires receive mandatory privacy and information security training. In addition, current employees of the Advisor must complete mandatory annual cybersecurity and data trainings, which are supplemented by regular phishing and other cyber-related testing and trainings that we conduct throughout the year.
We recognize that third parties that provide information systems used by the Advisor to provide services to the Company can be subject to cybersecurity incidents that could impact the Company. To mitigate third party risk, Franklin Templeton maintains a vendor code of conduct, which is designed to require third party vendors to comply with our requirements for maintenance of passwords, as well as other confidentiality, security, and privacy procedures. Third-party IT vendors are also subject to additional diligence such as questionnaires and inquiries.
As discussed above, to support its preparedness Franklin Templeton has an incident response plan that it regularly updates. In addition, Franklin Templeton performs regularly scheduled tabletop exercises and periodic drills at least once a year to test its incident response procedures, identify improvement opportunities and exercise team preparedness. Franklin Templeton also maintains cybersecurity insurance providing coverage for certain costs related to security failures and specified cybersecurity-related incidents that interrupt our network or networks of our vendors, in all cases up to specified limits and subject to certain exclusions.

Detection and Analysis
Cybersecurity incidents may be detected through a variety of means, which may include, but are not limited to, automated event-detection notifications or similar technologies which are monitored by the Franklin Templeton cyber defense team, notifications from employees, borrowers or service providers, and notifications from third party information technology system providers. Franklin Templeton also has a comprehensive threat intelligence program that performs proactive analyses leveraging internal, government and third party provided intelligence to identify and mitigate risks to the firm. Once a potential cybersecurity incident is identified, including a third party cybersecurity event, the incident response team designated pursuant to the Franklin Templeton incident response plan follows the procedures set forth in the plan to investigate the potential incident, including determining the nature of the event (e.g. ransomware or personal data breach) and assessing the severity of the event and sensitivity of any compromised data.
Containment, Eradication, Recovery, and Reporting
In the event of a cybersecurity incident, the Franklin Templeton incident response team is initially focused on containing the cybersecurity incident as quickly as possible consistent with the procedures in the incident response plan. Containment procedures may include off-lining systems, including by disconnecting network cable, utilizing network-management tools to isolate the host, altering the DNS entry of impact hosts, and coordinating with service providers.
Once a cybersecurity incident is contained the focus shifts to remediation. Eradication and recovery activities depend on the nature of the cybersecurity incident and may include rebuilding systems and/or hosts, replacing compromised files with clean versions, validation of files or data that may have been affected, and increased network monitoring or logging to identify recurring attacks.
Franklin Templeton has relationships with a number of third party service providers to assist with cybersecurity containment and remediation efforts, including a forensic investigation firm, a ransomware recovery vendor, a communications firm, and various law firms.
Following the conclusion of an incident, the Franklin Templeton incident response team will generally reassess the effectiveness of the cybersecurity program and incident response plan, make adjustments as appropriate and report to our senior management and Audit Committee on these matters.
Cybersecurity Risks
As of December 31, 2023, we are not aware of any material cybersecurity incidents that impacted the Company in the last three years. We and our Advisor routinely face risks of potential incidents, whether through cyber-attacks or cyber intrusions over the Internet, ransomware and other forms of malware, computer viruses, attachment to emails, phishing attempts, extortion or other scams; however, we have been able to prevent or sufficiently mitigate harm from such risks. Although the Advisor and Franklin Templeton, on our behalf, make efforts to maintain the security and integrity of the information technology systems the Advisor uses on our behalf, these systems and the proprietary, confidential and personal information that resides on or is transmitted through them are subject to the risk of a security incident or disruption, and there can be no assurances regarding our security efforts and measures or those of our third party providers. See “Item 1A–Risk Factors– Our business could suffer in the event our Advisor or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.”
Item 2. Properties.
Our headquarters are located in a leased space at 1345 Avenue of the Americas, Suite 32A, New York, New York 10105.
The Company, through foreclosure, deed in lieu of foreclosure, or purchase, possesses certain real estate owned (REO) as long-lived assets held for investment or as long-lived assets held for sale. See "Note 2. Summary of Significant Accounting Policies" to our consolidated financial statements included in this Annual Report on Form 10-K for additional disclosures on the classification of these assets and "Note 5. Real Estate Owned" for a summary of the Company's real estate owned, held for investment assets as of December 31, 2023.

Item 3. Legal Proceedings.
Please refer to “Litigation and Regulatory Matters” in “Note 10 - Commitments and Contingencies” to the consolidated financial statements included in this report. The Company believes that these proceedings, individually or in the aggregate, will not have a material impact on the Company’s financial condition, operating results or cash flows.
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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange ("NYSE"), under the symbol "FBRT." On February 7, 2024, the last sales price for our common stock on the NYSE was $12.26 per share.
Holders
As of February 7, 2024, we had 3,104 registered holders of our common stock. The 3,104 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.
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
Stock Performance Graph
Our common stock began trading on the NYSE under the symbol “FBRT” as of October 19, 2021. The following graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Standard & Poor's 1500 (the "S&P 1500"), and the FTSE NAREIT Mortgage REITS Index (the "FTSE Mortgage REIT Index"), a published industry index, from October 19, 2021 to December 31, 2023. In prior years, the Company compared its stockholder return to the Bloomberg REIT Mortgage Index (the "Bloomberg Mortgage Index"), a published industry index, but has decided to discontinue the use of the Bloomberg Mortgage Index as a comparison tool as Bloomberg has announced that the Bloomberg Mortgage Index should no longer be used for financial benchmarking purposes. The FTSE Mortgage REIT Index is comprised of companies that are similar to us in size with large market capitalizations and is historically comparable to the Bloomberg Mortgage Index. The graph assumes that $100 was invested on October 19, 2021 in our common stock, the S&P 1500 and the FTSE Mortgage REIT Index and that all dividends were reinvested without the payment of any commissions. The graph also includes a comparison against the Bloomberg Mortgage Index for reference. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Total Return Performance
FBRT
FTSE Mortgage REIT Index
S&P 1500
Bloomberg Mortgage Index
110
100
90
80
70
Index Value
10/19/21
12/31/21
12/31/22
12/31/23

	Period Ending
Index	10/19/2021	12/31/2021	12/31/2022	12/31/2023
FBRT	$100.00	$89.91	$85.93	$100.10
FTSE Mortgage REIT Index	$100.00	$94.70	$69.74	$80.34
S&P 1500	$100.00	$105.52	$85.11	$108.79
Bloomberg Mortgage Index	$100.00	$94.80	$71.69	$82.07
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company’s board of directors has authorized a $65 million share repurchase program that permits share repurchases at prices below the most recently reported book value per share as determined in accordance with GAAP. Purchases made under the Company’s program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any purchases by the Company are determined by the Company in its reasonable business judgment and consistent with the exercise of its legal duties and are subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Company's share repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company’s share repurchase program has been extended until at least December 31, 2024, or until the capital committed to the repurchase program has been exhausted, whichever is sooner. Repurchases under the share repurchase program may be suspended from time to time at the Company’s discretion without prior notice.

The following table sets forth purchases of the Company's common stock under the share repurchase program for the three months ended December 31, 2023 (in thousands, except share and per share amounts):

	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 1, 2023 - October 31, 2023	251,397	$12.46	251,397	36,128
November 1, 2023 - November 30, 2023	16,571	12.69	16,571	35,917
December 1, 2023 - December 31, 2023	—	—	—	35,917
Total	267,968	$12.47	267,968	$35,917
_______________________
(1) The average price paid per share represents the average purchase price per share, inclusive of any broker’s fees or commissions.
(2) All of the purchases listed in the table above were made in the open market under the Company's share purchase program announced on July 26, 2021, including under a Rule 10b5-1 plan adopted by the Company.
Subsequent to December 31, 2023, the Company repurchased 56,323 shares of common stock at a weighted average cost of $12.52 per share. As of February 7, 2024, $35.2 million remains available under the Company’s share repurchase program.
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
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans which the Company intends to sell through its TRS into commercial mortgage-backed securities ("CMBS") securitization transactions. Historically this business has focused primarily on CMBS, commercial real estate collateralized loan obligation bonds ("CRE CLO bonds"), collateralized debt obligations ("CDOs") and other securities. As a result of the October 2021 acquisition of Capstead Mortgage Corporation ("Capstead"), the Company acquired a portfolio of residential mortgage backed securities (“RMBS”) in the form of residential adjustable-rate mortgage pass-through securities ("ARM Agency Securities" or "ARMs") issued and guaranteed by government-sponsored enterprises or by an agency of the federal government. As of December 31, 2023, the Company has fully disposed of all of its ARM Agency Securities and is continuing to reinvest the proceeds from the sale of these securities in its other businesses. The Company also owns real estate that was either acquired by the Company through foreclosure or deed in lieu of foreclosure, or that was purchased for investment, primarily subject to triple net leases.

Book Value Per Share
The following table calculates the Company's book value per share as of December 31, 2023 and 2022 (in thousands, except share and per share amounts):

	December 31, 2023	December 31, 2022
Stockholders' equity applicable to common stock	$1,300,372	$1,304,238
Shares:
Common stock	81,942,656	82,479,743
Restricted stock and restricted stock units	809,257	513,041
Total outstanding shares	82,751,913	82,992,784
Book value per share	$15.71	$15.72
The following table calculates the Company's fully-converted book value per share as of December 31, 2023 and 2022 (in thousands, except share and per share amounts):

	December 31, 2023	December 31, 2022
Stockholders' equity applicable to convertible common stock	$1,390,120	$1,398,986
Shares:
Common stock	81,942,656	82,479,743
Restricted stock and restricted stock units	809,257	513,041
Series H convertible preferred stock	5,370,498	5,370,640
Series I convertible preferred stock	—	299,200
Total outstanding shares	88,122,411	88,662,624
Fully-converted book value per share (1) (2)	$15.77	$15.78
________________________
(1) Fully-converted book value per share reflects full conversion of our outstanding series of convertible preferred stock and vesting of our outstanding equity compensation awards.
(2) Excluding the amounts for accumulated depreciation and amortization of real property of $9.4 million and $5.2 million as of December 31, 2023 and 2022, respectively, would result in a fully-converted book value per share of $15.88 and $15.84 as of December 31, 2023 and 2022, respectively.
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
Set forth below is a summary of the critical accounting estimates that management believes are important to the preparation of our financial statements and require complex management judgment. The Company’s significant accounting policies, including recently issued accounting pronouncements, are more fully described in Note 2 – Summary of Critical Accounting Policies to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

Credit Losses - Estimating Credit Losses
General allowance for credit losses
The general allowance for credit losses for the Company’s financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans held for investment and unfunded loan commitments represents a lifetime estimate of expected credit losses. Factors considered by the Company when determining the general allowance for credit losses reserve include loan-specific characteristics such as loan-to-value (“LTV”) ratio, vintage year, loan term, property type, occupancy and geographic location, financial performance of the borrower, expected payments of principal and interest, as well as internal or external information relating to past events, current conditions and forward looking information through the use of projected macroeconomic scenarios over the reasonable and supportable forecasts.
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
In measuring the general allowance for credit losses for financial instruments such as loans held for investment and unfunded loan commitments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the provision for credit losses is calculated as the product of PD, LGD and exposure at default (“EAD”). The Company’s model to determine the general allowance for credit losses principally utilizes historical loss rates derived from a commercial mortgage backed securities database with historical losses from 2002 to 2021 provided by a reputable third party, forecasting the loss parameters based on a projected macroeconomic scenario using a probability-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by an immediate reversion to average historical losses. For financial instruments assessed on an individual basis, including when it is probable that the Company will be unable to collect the full payment of principal and interest on the instrument, the Company applies a discounted cash flow (“DCF”) methodology.
Specific Allowance for credit losses
For financial instruments where the borrower is experiencing financial difficulty based on the Company’s assessment at the reporting date and the repayment is expected to be provided substantially through the operation or sale of the collateral, the Company may elect to use as a practical expedient the fair value of the collateral at the reporting date when determining the specific allowance for credit losses.
For loans held for investment which the Company identifies reasonable doubt as to whether the collection of contractual components can be satisfied, a loan specific allowance for credit losses analysis is performed. Determining whether a specific allowance for credit losses for a loan is required entails significant judgment from management and is based on several factors including (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. If a loan is determined to have a specific allowance for credit losses, the specific allowance for credit losses is recorded as a component of our Current Expected Credit Loss ("CECL") reserve by applying the practical expedient for collateral dependent loans. The CECL reserve is assessed on an individual basis for such loans by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. The estimated fair value of underlying collateral requires judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plans, loan sponsorship, actions of other lenders, and other factors deemed relevant by the Company. Actual losses, if any, could ultimately differ materially from these estimates. The Company only expects to write-off specific provisions if and when such amounts are deemed non-recoverable. Non-recoverability is generally determined at the time a loan is settled, or in the case of foreclosure, when the underlying asset is sold. Non-recoverability may also be concluded if, in the Company's determination, it is deemed certain that all amounts due will not be collected. If a loan is determined to be impaired based on the above considerations, management records a write-off through a charge to the allowance for credit losses and the respective loan balance.
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
Real estate owned assets, held for investment are depreciated using the straight-line method over estimated useful lives of up to 40 years for buildings and improvements and up to 15 years for furniture, fixtures and equipment. Renovations and/or replacements that improve or extend the life of the real estate owned assets are capitalized and depreciated over their estimated useful lives. Real estate owned revenue is recognized when the Company satisfies a performance obligation by transferring a promised good or service to a customer. The Company is considered to have satisfied all performance obligation at a point in time.
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
Real Estate Securities - Estimating Fair Value
On the acquisition date, all of our real estate securities will be classified as available for sale ("AFS") and will be carried at fair value, with any unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. However, we may elect to transfer these assets to trading securities, and as a result, any unrealized gains or losses on such real estate securities will be recorded as unrealized gains or losses on investments in the consolidated statements of operations. Related discounts, premiums, and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization is reflected as an adjustment to Interest income in the consolidated statements of operations.
Credit Impairment Analysis of Real Estate Securities
Real estate securities for which the fair value option has not been elected will be periodically evaluated for credit impairment. AFS real estate securities which have experienced a decline in the fair value below their amortized cost basis (i.e., impairment) are evaluated each reporting period to determine whether the decline in fair value is due to credit-related factors. Any impairment that is not credit-related is recognized in other comprehensive income, while credit-related impairment is recognized as an allowance in the consolidated balance sheets with a corresponding adjustment in the consolidated statements of operations. If the Company intends to sell an impaired real estate security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in the consolidated statements of operations with a corresponding adjustment to the security’s amortized cost basis.
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
The non-credit loss component of the unrealized loss within the Company’s AFS portfolio is recognized as an adjustment to the individual security’s asset balance with an offsetting entry to Accumulated other comprehensive income/(loss) in the consolidated balance sheets.
Real estate securities for which the fair value option has been elected are not evaluated for other-than-temporary impairment as changes in fair value are recorded in the consolidated statement of operations.

Results of Operations
Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022
The Company conducts its business through the following segments:
•The real estate debt business focuses on originating, acquiring and asset managing commercial real estate debt investments, including first mortgages, subordinate mortgages, mezzanine loans and participations in such loans.
•The real estate securities business focuses on investing in and asset managing real estate securities. Historically this business has focused primarily on CMBS, CRE CLO bonds, CDO notes, and other securities. As a result of the October 2021 acquisition of Capstead, the Company acquired a portfolio of ARM Agency Securities. The portfolio was completely divested by the third quarter of 2023.
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
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2023			2022
	Average Carrying Value (1)	Interest Income/Expense (2)(3)	Avg Yield/Financing Cost (4)	Average Carrying Value (1)	Interest Income/Expense (2)	Avg Yield/Financing Cost (4)
Interest-earning assets:
Real estate debt (5)	$5,038,267	$530,116	10.5%	$4,917,287	$320,546	6.5%
Real estate conduit	16,408	2,244	13.7%	97,556	6,956	7.1%
Real estate securities	260,425	17,323	6.7%	1,203,242	30,203	2.5%
Total	$5,315,100	$549,683	10.3%	$6,218,085	$357,705	5.8%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$573,530	$54,564	9.5%	$771,223	$40,162	5.2%
Other financing and loan participation - commercial mortgage loans	59,519	5,478	9.2%	47,216	1,487	3.1%
Repurchase Agreements - real estate securities	244,469	14,118	5.8%	1,097,874	8,850	0.8%
Collateralized loan obligations	3,165,612	223,686	7.1%	2,909,513	103,744	3.6%
Unsecured debt	85,613	7,731	9.0%	101,659	6,283	6.2%
Total	$4,128,743	$305,577	7.4%	$4,927,485	$160,526	3.3%
Net interest income/spread		$244,106	2.9%		$197,179	2.5%
Average leverage % (6)	77.7%			79.2%
Weighted average levered yield (7)			20.6%			15.3%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the years ended December 31, 2023 and 2022, respectively.
(2) Includes the effect of amortization of premium or accretion of discount and deferred fees.
(3) Excludes other income on the real estate owned business segment.
(4) Calculated as interest income or expense divided by average carrying value.

(5) The collateral sale of a Brooklyn hotel loan in April 2023, which allowed the company to recover its full investment, resulted in $15.5 million and $4.9 million in coupon and default interest income, respectively, recognized in the Company's real estate debt segment during the year ended December 31, 2023.
(6) Calculated by dividing total average interest-bearing liabilities by total average interest-earning assets.
(7) Calculated by dividing net interest income/spread by the average interest-earning assets less average interest-bearing liabilities.
Interest Income
Interest income for the years ended December 31, 2023 and 2022 totaled $552.5 million and $357.7 million, respectively, an increase of $194.8 million due primarily to an approximate 330 basis point increase in daily average SOFR and SOFR equivalent rates and the impact of $20.4 million from the collateral sale of the Brooklyn hotel loan in April 2023. As of December 31, 2023, our portfolio consisted of (i) 144 commercial mortgage loans, held for investment and (ii) seven real estate securities, available for sale, measured at fair value. As of December 31, 2022, our portfolio consisted of (i) 161 commercial mortgage loans, held for investment, (ii) two commercial mortgage loans, held for sale, measured at fair value, (iii) seven real estate securities, available for sale, measured at fair value and (iv) ARMs.
Interest Expense
Interest expense for the years ended December 31, 2023 and 2022 totaled $305.6 million and $160.5 million, respectively, an increase of $145.1 million due primarily to an increase of $256.1 million in the average carrying value of our collateralized loan obligations coupled with an approximate 330 basis point increase in average SOFR and SOFR equivalent rates partially offset by a decrease of $1.1 billion in the average carrying values of our repurchase agreements - commercial mortgage loans and real estate securities.
Revenue from Real Estate Owned
For the years ended December 31, 2023 and 2022, revenue from real estate owned was $17.0 million and $9.7 million, respectively, an increase of $7.3 million due primarily to rental income obtained from additional retail properties acquired as real estate owned.
Provision/(Benefit) for Credit losses
Provision for credit losses was $33.7 million during the year ended December 31, 2023 compared to a provision of $36.1 million during the year ended December 31, 2022. The following paragraphs set forth explanations for changes in the general and specific reserves for the years ended December 31, 2023 and 2022.
For the years ended December 31, 2023 and 2022, the increases in general CECL allowance of $21.4 million and $10.8 million, respectively, were primarily related to a more pessimistic view of the macroeconomic scenario utilized for the CECL model. For the year ended December 31, 2023, this was partially offset by a decrease in the size of our loan portfolio compared to the preceding period.
For the year ended December 31, 2023, the increase in specific CECL allowance of $12.3 million was primarily related to one office loan located in Portland, OR. For the year ended December 31, 2022, a specific CECL provision of $25.3 million was recorded for the loan collateralized by the Walgreens Portfolio.
Realized Gain/(Loss) on Extinguishment of Debt
Realized gain on extinguishment of debt for the year ended December 31, 2023 of $2.2 million was primarily related to the redemption of $17.5 million par value unsecured debt at a price equal to 75% of par value coupled with the repurchases of $2.3 million of bonds of BSPRT 2021-FL7 and $8.25 million of bonds of BSPRT 2019-FL5 partially offset by the redemption of BSPRT 2019-FL5. Realized loss on extinguishment of debt for the year ended December 31, 2022 of $5.2 million was primarily related to the redemption of BSPRT 2018-FL4.
Realized Gain/(Loss) on Sale of Available for Sale Trading Securities
Realized gain on sale of available for sale trading securities for the year ended December 31, 2023 of $0.1 million was primarily related to the sale of 12 CRE CLO bonds. There were no sales of available for sale trading securities during the year ended December 31, 2022.
Realized Gain/(Loss) on Sale of Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Realized gain on commercial mortgage loans, held for sale, measured at fair value for the year ended December 31, 2023 of $3.9 million was related to the sale of $118.1 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $122.1 million. Realized gain on commercial mortgage loans, held for sale, measured at fair value for the year ended December 31, 2022 of $2.4 million was related to the sale of $368.9 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $370.2 million.
Gain/(Loss) on Other Real Estate Investments
Loss on other real estate investments for the year ended December 31, 2023 was $7.1 million compared to $0.7 million for the year ended December 31, 2022. For the year ended December 31, 2023, the loss was primarily the result of the sale of two real estate owned, held for sale properties located in New Rochelle, NY and St. Louis, MO, respectively, resulting in a total loss of $3.3 million, in addition to a $4.0 million impairment loss on our real estate owned, held for sale asset related to the Walgreens Portfolio.
Unrealized Gain/(Loss) on Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
The Company did not hold any commercial mortgage loans, held for sale, measured at fair value as of December 31, 2023. Unrealized gain for the year ended December 31, 2023 was $44.0 thousand related to the reversal of prior year unrealized gain/loss on a sale of a commercial real estate loan into the CMBS securitization market made in the first quarter of 2023. Comparatively, unrealized gain for the year ended December 31, 2022 was $0.5 million related to changes in fair market values on loans held in the Company's TRS coupled with the reversal of unrealized gain/loss on a sale of commercial real estate loans into the CMBS securitization market.
Trading Gain/(Loss)
Trading loss for the years ended December 31, 2023 and 2022 of $0.6 million and $119.2 million, respectively, was attributable to $17.6 million and $480.2 million of principal paydowns, respectively, $218.2 million and $3.8 billion of sales of ARM Agency Securities, respectively, and changes in market values on these securities. We sold all remaining assets from our ARMs portfolio in the third quarter of 2023.
Net Result from Derivative Transactions
Net result from derivative transactions for the year ended December 31, 2023 of a $0.9 million gain was composed of a realized gain of $1.0 million due primarily to the termination and settlement of interest rate swap positions partially offset by an unrealized loss of $0.1 million. This is compared to a net gain on our derivative portfolio of $44.2 million composed of a realized gain of $60.0 million due primarily to the termination and settlement of interest rate swap positions specifically designed to hedge the ARMs portfolio partially offset by an unrealized loss of $15.8 million for the year ended December 31, 2022.
(Provision)/Benefit for Income Tax
Benefit for income tax for the year ended December 31, 2023 was $2.8 million compared to a benefit of $0.4 million for the year ended December 31, 2022. The difference is due to change in taxable income/loss in our TRS segment.
Net (Income)/Loss Attributable to Non-controlling Interest
Net loss attributable to non-controlling interest in our consolidated joint ventures for the year ended December 31, 2023 amounted to $0.7 million compared to a net loss attributable to non-controlling interest of $0.2 million for the year ended December 31, 2022.
Preferred Share Dividends
Preferred share dividends were $27.0 million for the year ended December 31, 2023 compared to $41.7 million for the year ended December 31, 2022, a decrease of $14.7 million due primarily to fewer preferred shares outstanding following the automatic conversion into Common Stock of the Company's Series F Convertible Preferred Stock in April 2022, Series C Convertible Preferred Stock in October 2022 and Series I Convertible Preferred Stock in January 2023 (see Note 9 - Redeemable Convertible Preferred Stock and Equity Transactions).

Expenses from Operations
Expenses from operations for the years ended December 31, 2023 and 2022 consisted of the following (dollars in thousands):

	Year Ended December 31,
	2023	2022
Asset management and subordinated performance fee	$33,847	$26,157
Acquisition expenses	1,241	1,360
Administrative services expenses	14,440	12,928
Professional fees	15,270	22,566
Share-based compensation	4,761	2,519
Depreciation and amortization	7,128	5,408
Other expenses	11,135	6,572
Total expenses from operations	$87,822	$77,510
The increase in operating expense was primarily related to (i) an increase in asset management and subordinated performance fees due to incentive fees incurred during the year ended December 31, 2023 and (ii) an increase in other expenses due to expenses incurred in order to operate various REO investments in our portfolio partially offset by (iii) a decrease in professional fees primarily related to the reduction in legal costs associated with our recovery efforts related to a hotel asset and the Walgreens Portfolio.

Comparison of the Three Months Ended December 31, 2023 to the Three Months Ended September 30, 2023
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended December 31, 2023 and September 30, 2023 (dollars in thousands):

	Three Months Ended
	December 31, 2023			September 30, 2023
	Average Carrying Value (1)	Interest Income/Expense (2)(3)	Avg Yield/Financing Cost (4)(5)	Average Carrying Value (1)	Interest Income/Expense (2)(3)	Avg Yield/Financing Cost (4)(5)
Interest-earning assets:
Real estate debt	$4,778,141	$125,816	10.5%	$4,770,339	$131,093	11.0%
Real estate conduit	10,826	1,065	39.4%	9,859	109	4.4%
Real estate securities	232,430	4,835	8.3%	277,664	4,908	7.1%
Total	$5,021,397	$131,716	10.5%	$5,057,862	$136,110	10.8%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$245,775	$8,093	13.2%	$711,560	$16,868	9.5%
Other financing and loan participation - commercial mortgage loans	26,051	657	10.1%	61,125	1,444	9.4%
Repurchase Agreements - real estate securities	248,456	3,979	6.4%	223,199	3,151	5.6%
Collateralized loan obligations	3,508,595	66,579	7.6%	2,974,039	54,608	7.3%
Unsecured debt	81,283	1,924	9.5%	81,258	1,902	9.4%
Total	$4,110,160	$81,232	7.9%	$4,051,181	$77,973	7.7%
Net interest income/spread		$50,484	2.6%		$58,137	3.1%
Average leverage % (6)	81.9%			80.1%
Weighted average levered yield (7)			22.2%			23.1%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the three months ended December 31, 2023 and September 30, 2023, respectively.
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
Interest Income
Interest income for the three months ended December 31, 2023 and September 30, 2023 totaled $132.0 million and $137.0 million, respectively, a decrease of $5.0 million due primarily to payoffs of two loans occurring in the third quarter of 2023 resulting in approximately $6.3 million of income. As of December 31, 2023, our portfolio consisted of (i) 144 commercial mortgage loans, held for investment and (ii) seven real estate securities, available for sale, measured at fair value. As of September 30, 2023, our portfolio consisted of (i) 145 commercial mortgage loans, held for investment, (ii) one commercial mortgage loan, held for sale, measured at fair value and (iii) six real estate securities, available for sale, measured at fair value.
Interest Expense
Interest expense for the three months ended December 31, 2023 and September 30, 2023 totaled $81.2 million and $78.0 million, respectively, an increase of $3.2 million due primarily to an increase of $534.6 million in the average carrying value of our collateralized loan obligations partially offset by a decrease of $465.8 million in the average carrying value of our repurchase agreements - commercial mortgage loans.

Revenue from Real Estate Owned
For the three months ended December 31, 2023 and September 30, 2023, revenue from real estate owned was $4.0 million and $3.3 million, respectively, an increase of $0.7 million due primarily to rental income obtained from the acquisition of an additional property as real estate owned.
(Provision)/Benefit for Credit losses
Provision for credit losses was $5.4 million during the three months ended December 31, 2023 compared to a provision of $2.4 million during three months ended September 30, 2023. The following paragraphs set forth explanations for changes in the general and specific reserves for the three months ended December 31, 2023 and September 30, 2023.
For the three months ended December 31, 2023 and September 30, 2023, the increases in general allowance of $5.4 million and $2.8 million, respectively, were primarily related to a more pessimistic view of the macroeconomic scenario utilized for the CECL model. For the three months ended December 31, 2023, this was coupled with increases in the size of our loan portfolio compared to the preceding period.
For the three months ended December 31, 2023, the Company did not recognize specific CECL benefit or provisions. Comparatively, for the three months ended September 30, 2023, the Company recognized $0.4 million of specific CECL benefit on one office loan located in Portland, OR.
Realized Gain/(Loss) on Extinguishment of Debt
The Company did not realized a gain or loss on extinguishment of debt for the three months ended December 31, 2023. Realized loss on extinguishment of debt for the three months ended September 30, 2023 of $2.8 million was related to redemption of BSPRT 2019-FL5.
Realized Gain/(Loss) on Sale of Available for Sale Trading Securities
Realized loss on sale of available for sale trading securities for the three months ended December 31, 2023 of $30.0 thousand was primarily related to the sale of two CRE CLO bonds. Realized loss on sale of available for sale trading securities for the three months ended September 30, 2023 of $0.5 million was primarily related to the sale of six CRE CLO bonds.
Realized Gain/(Loss) on Sale of Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended December 31, 2023 of $0.8 million was related to the sale of $26.3 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $27.0 million. Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended September 30, 2023 of $0.9 million was related to the sale of $34.3 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $35.3 million.
Gain/(Loss) on Other Real Estate Investments
Gain on other real estate investments for the three months ended December 31, 2023 was $0.1 million. This is compared to a loss of $4.1 million for the three months ended September 30, 2023 primarily due to an impairment on the Walgreens Portfolio, real estate owned, held for sale asset.
Unrealized Gain/(Loss) on Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
The Company did not have any commercial mortgage loans, held for sale, measured at fair value held in an unrealized gain or loss position as of December 31, 2023 and September 30, 2023.
Trading Gain/(Loss)
The Company did not experience any trading losses during the three months ended December 31, 2023. Trading loss for the three months ended September 30, 2023 of $2.6 million was attributable to $2.6 million of principal paydowns, $122.8 million of sales of ARM Agency Securities, and changes in market values on these securities.

Net Result from Derivative Transactions
Net result from derivative transactions for the three months ended December 31, 2023 of a $0.3 million gain was composed primarily of realized gains related to the termination and settlement of interest rate swap positions. This is compared to a net loss on our derivative portfolio of $0.1 million composed of a realized gain of $0.1 million due primarily to the termination and settlement of interest rate swap positions offset by an unrealized loss of $0.2 million for the three months ended September 30, 2023 .
(Provision)/Benefit for Income Tax
Benefit for income tax for the three months ended December 31, 2023 was $0.3 million compared to a benefit of $1.8 million for the three months ended September 30, 2023. The difference is due to change in taxable income/loss in our TRS segment.
Net Income/(Loss) Attributable to Non-controlling Interest
Net income attributable to non-controlling interest in our consolidated joint ventures for the three months ended December 31, 2023 amounted to $16 thousand. Comparatively, for the three months ended September 30, 2023, net loss attributable to non-controlling interest amounted to $0.8 million.
Preferred Share Dividends
Preferred share dividends were $6.7 million for each of the three months ended December 31, 2023 and September 30, 2023. (see Note 9 - Redeemable Convertible Preferred Stock and Equity Transactions).
Expenses from operations
Expenses from operations for the three months ended December 31, 2023 and September 30, 2023 consisted of the following (dollars in thousands):

	Three Months Ended
	December 31, 2023	September 30, 2023
Asset management and subordinated performance fee	$8,954	$7,908
Acquisition expenses	264	316
Administrative services expenses	3,447	3,566
Professional fees	3,509	4,153
Share-based compensation	1,256	1,255
Depreciation and amortization	1,614	1,513
Other expenses	1,812	2,856
Total expenses from operations	$20,856	$21,567
Overall, operating expenses were consistent with prior quarter, with a decrease of approximately $0.8 million due to a decrease in other expenses from REO that was offset by Asset management and subordinated performance fee increases due to incentive fees.

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021
See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 16, 2023, for a discussion of the comparison of the year ended December 31, 2022 to the year ended December 31, 2021.
Portfolio
As of December 31, 2023 and 2022, our portfolio consisted of 144 and 161 commercial mortgage loans, held for investment, respectively. The commercial mortgage loans held for investment, net of allowance for credit losses, as of December 31, 2023 and 2022 had a total carrying value of $4,989.8 million and $5,228.9 million, respectively. As of December 31, 2023 the Company did not hold any commercial mortgage loans, held for sale. As of December 31, 2022, the contractual principal balance outstanding of commercial mortgage loans, held for sale, measured at fair value was $15.6 million, comprised of two loans, neither of which were in default or greater than ninety days past due. As of December 31, 2023 and 2022, we had $242.6 million and $221.0 million, respectively, of real estate securities, available for sale, measured at fair value. As of December 31, 2023 and 2022, our real estate owned, held for investment portfolio was composed of three and 11 properties, respectively, with carrying values of $115.8 million and $127.8 million, respectively. As of December 31, 2023 and 2022, we had 23 and two properties classified as real estate owned, held for sale, respectively, with combined carrying values of $103.7 million and $36.5 million, respectively.
As of December 31, 2023, the Company did not hold any real estate securities, trading, measured at fair value. As of December 31, 2022, the Company had real estate securities, trading, measured at fair value of $235.7 million. During the year ended December 31, 2023, the Company fully disposed of the remaining ARM Agency Securities portfolio acquired from the Capstead merger that resulted in (i) $17.6 million of principal paydowns, (ii) $218.2 million of sales and (iii) $0.6 million of net trading losses related to principal paydowns, changes in market values and sales of these securities.
As of December 31, 2023, we had two loans, designated as non-performing status with a total amortized cost of $78.2 million. As of December 31, 2023, no specific allowance for credit losses were recorded on the two non-performing loans, all of which were senior mortgage notes secured by multifamily properties.
As of December 31, 2023 and 2022, our commercial mortgage loans, held for investment, excluding commercial mortgage loans on non-performing status, had a weighted average coupon of 9.2% and 8.3% and a weighted average remaining life of 0.9 years and 1.4 years, respectively.

The following charts summarize our commercial mortgage loans, held for investment, by coupon rate type, collateral type geographical region and state as of December 31, 2023 and 2022:

Rate Type - December 31, 2023
2.0%
98.0%
Fixed
Floating

Rate Type - December 31, 2022

1.6%
98.4%
Fixed
Floating

Collateral Type - December 31, 2023

1.5%
0.7%
2.3%
13.3%
5.4%
76.8%
Multifamily
Hospitality
Retail
Office
Industrial
Other

Collateral Type - December 31, 2022
1.8%
2.3%
9.7%
2.4%
7.7%
76.1%
Multifamily
Office
Hospitality
Industrial
Retail
Other

Region - December 31, 2023

8.0%
3.2%
2.3%
9.0%
38.1%
39.4%
Southwest
Southeast
Mideast
Far West
Great Lakes
Other (1)

Region - December 31, 2022

3.6%
3.1%
4.4%
13.4%
33.3%
42.2%
Southwest
Southeast
Mideast
Far West
Great Lakes
Other (1)

(1) Regions included: New England, Plains, Rocky Mountain
An investments region classification is defined according to the below map based on the location of investments secured property.

State - December 31, 2023
4.6%
19.2%
4.7%
5.3%
3.2%
5.7%
10.9%
13.0%
33.4%
Texas
North Carolina
Florida
Georgia
New York
Various
South Carolina
Arizona
All Other

State - December 31, 2022
2.9%
5.1%
3.6%
5.7%
5.6%
11.9%
12.7%
30.3%
22.2%
Texas
Florida
New York
South Carolina
All Other
North Carolina
Georgia
Various
Arizona

The following charts show the par value by contractual maturity year for the investments in our portfolio as of December 31, 2023 and 2022:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of December 31, 2023 (dollars in thousands):

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4) (5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 1	3	Hospitality	Wisconsin	$4,586	$4,586	11/30/2017	3/9/2024	Adj. 1M SOFR Term + 4.00%	9.47%	77.0%
Senior Debt 2	3	Multifamily	Ohio	35,212	35,212	4/23/2018	9/9/2025	1M SOFR Term + 4.50%	9.85%	83.6%
Senior Debt 3	2	Hospitality	Louisiana	21,796	21,796	6/28/2018	3/9/2025	1M SOFR Term + 4.25%	9.60%	68.8%
Senior Debt 4	2	Office	New Jersey	13,937	13,937	8/28/2018	9/9/2024	1M SOFR Term + 5.50%	10.85%	70.0%
Senior Debt 5	2	Office	Maryland	41,185	41,185	4/30/2019	5/9/2025	1M SOFR Term + 3.56%	8.91%	71.0%
Senior Debt 6	4	Hospitality	Texas	18,398	18,398	7/18/2019	1/9/2024	1M SOFR Term + 3.84%	9.19%	62.6%
Senior Debt 7	2	Hospitality	Michigan	12,900	12,900	9/17/2019	10/9/2025	1M SOFR Term + 4.41%	9.76%	56.4%
Senior Debt 8	2	Hospitality	New York	4,805	4,805	7/9/2019	7/9/2025	1M SOFR Term + 5.25%	10.60%	47.7%
Senior Debt 9	2	Office	Arizona	14,852	14,852	11/22/2019	12/9/2024	1M SOFR Term + 4.00%	9.35%	70.9%
Senior Debt 10	4	Office	Georgia	24,444	24,442	12/17/2019	1/9/2025	Adj. 1M SOFR Term + 4.35%	9.82%	64.9%
Senior Debt 11	2	Manufactured Housing	Arkansas	1,301	1,301	4/22/2020	5/9/2025	5.50%	5.50%	62.8%
Senior Debt 12	3	Self Storage	New York	27,440	27,440	9/3/2020	1/9/2026	Adj. 1M SOFR Term + 5.00%	10.47%	58.8%
Senior Debt 13	3	Office	Texas	17,103	17,103	10/6/2020	10/9/2025	Adj. 1M SOFR Term + 4.50%	9.97%	47.9%
Senior Debt 14	2	Office	Massachusetts	63,274	63,146	10/8/2020	10/9/2025	5.15%	5.15%	52.5%
Senior Debt 15	3	Office	Michigan	30,186	30,186	10/14/2020	7/9/2025	1M SOFR Term + 2.81%	8.16%	66.0%
Senior Debt 16	2	Office	Texas	9,175	9,175	11/6/2020	11/9/2025	Adj. 1M SOFR Term + 5.00%	10.47%	67.8%
Senior Debt 17	2	Multifamily	Texas	12,550	12,547	1/22/2021	2/9/2026	Adj. 1M SOFR Term + 4.55%	10.02%	73.0%
Senior Debt 18	2	Multifamily	Florida	21,000	21,000	12/31/2020	1/9/2025	Adj. 1M SOFR Term + 4.60%	10.07%	66.7%
Senior Debt 19	2	Office	California	10,855	10,855	12/31/2020	1/9/2024	1M SOFR Term + 5.56%	10.91%	63.9%
Senior Debt 20	4	Office	Colorado	44,913	44,892	3/1/2021	3/9/2026	Adj. 1M SOFR Term + 3.97%	9.43%	53.9%
Senior Debt 21	3	Multifamily	Arizona	34,476	34,457	2/2/2021	2/9/2026	1M SOFR Term + 8.00%	13.35%	N/A
Senior Debt 22	2	Hospitality	North Carolina	23,000	22,992	2/24/2021	3/9/2024	Adj. 1M SOFR Term + 5.79%	11.26%	57.2%
Senior Debt 23	2	Multifamily	Texas	34,750	34,750	3/5/2021	3/9/2024	1M SOFR Term + 4.10%	9.45%	78.2%
Senior Debt 24	3	Multifamily	Texas	55,000	55,000	3/16/2021	5/9/2026	1M SOFR Term + 4.00%	9.35%	71.6%
Senior Debt 25	2	Multifamily	Texas	14,700	14,696	3/15/2021	4/9/2026	Adj. 1M SOFR Term + 3.39%	8.86%	70.6%
Senior Debt 26	2	Multifamily	Pennsylvania	8,898	8,893	3/23/2021	4/9/2026	Adj. 1M SOFR Term + 3.80%	9.27%	69.9%
Senior Debt 27	2	Multifamily	Texas	19,804	19,798	3/25/2021	4/9/2026	Adj. 1M SOFR Term + 3.60%	9.07%	70.8%
Senior Debt 28	2	Multifamily	Texas	43,246	43,237	4/1/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	8.42%	71.6%
Senior Debt 29	2	Hospitality	Louisiana	25,700	25,700	4/15/2021	5/9/2026	Adj. 1M SOFR Term + 5.60%	11.07%	61.0%
Senior Debt 30	2	Mixed Use	Washington	32,500	32,500	6/30/2021	1/9/2026	Adj. 1M SOFR Term + 3.70%	9.17%	69.7%
Senior Debt 31	2	Multifamily	Texas	75,927	75,901	3/31/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	8.42%	72.6%
Senior Debt 32	3	Multifamily	Texas	20,450	20,426	4/22/2021	5/9/2026	Adj. 1M SOFR Term + 3.60%	9.07%	67.7%
Senior Debt 33	2	Multifamily	Texas	30,320	30,310	3/31/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	8.42%	70.4%
Senior Debt 34	2	Multifamily	Texas	35,466	35,459	4/1/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	8.42%	71.7%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4) (5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 35	2	Multifamily	Texas	33,588	33,582	4/1/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	8.42%	72.2%
Senior Debt 36	2	Multifamily	Florida	152,112	151,644	5/26/2021	6/9/2026	1M SOFR Term + 4.55%	9.90%	47.8%
Senior Debt 37	2	Hospitality	Florida	36,750	36,713	5/20/2021	6/9/2026	Adj. 1M SOFR Term + 6.25%	11.72%	59.2%
Senior Debt 38	2	Multifamily	North Carolina	35,116	34,990	7/22/2021	3/9/2027	Adj. 1M SOFR Term + 8.00%	13.47%	N/A
Senior Debt 39	2	Multifamily	Texas	16,453	16,453	10/6/2021	10/9/2026	Adj. 1M SOFR Term + 3.75%	9.22%	76.9%
Senior Debt 40	2	Multifamily	Pennsylvania	47,984	47,901	9/10/2021	10/9/2026	Adj. 1M SOFR Term + 3.15%	8.62%	71.0%
Senior Debt 41	2	Multifamily	South Carolina	41,650	41,650	9/2/2021	9/9/2025	Adj. 1M SOFR Term + 3.40%	8.87%	79.9%
Senior Debt 42	3	Multifamily	Texas	34,760	34,713	9/20/2021	10/9/2024	Adj. 1M SOFR Term + 3.64%	9.11%	66.0%
Senior Debt 43	2	Multifamily	Oregon	8,500	8,489	9/8/2021	9/9/2026	Adj. 1M SOFR Term + 3.75%	9.22%	79.4%
Senior Debt 44	2	Multifamily	Texas	14,890	14,890	9/9/2021	9/9/2026	Adj. 1M SOFR Term + 3.15%	8.62%	79.8%
Senior Debt 45	2	Multifamily	South Carolina	69,500	69,312	9/20/2021	10/9/2026	Adj. 1M SOFR Term + 3.25%	8.72%	77.1%
Senior Debt 46	2	Multifamily	Georgia	11,325	11,306	9/22/2021	10/9/2026	Adj. 1M SOFR Term + 3.75%	9.22%	70.0%
Senior Debt 47	2	Multifamily	Texas	27,199	27,160	9/30/2021	10/9/2026	Adj. 1M SOFR Term + 3.20%	8.67%	77.3%
Senior Debt 48	2	Hospitality	Texas	17,122	17,122	9/30/2021	10/9/2026	Adj. 1M SOFR Term + 5.25%	10.72%	61.0%
Senior Debt 49	2	Multifamily	Texas	56,150	56,071	9/30/2021	10/9/2026	Adj. 1M SOFR Term + 3.10%	8.57%	78.9%
Senior Debt 50	2	Multifamily	Texas	38,242	38,116	10/14/2021	11/9/2026	Adj. 1M SOFR Term + 2.90%	8.37%	72.2%
Senior Debt 51	3	Multifamily	Texas	55,394	55,394	11/23/2021	1/9/2027	Adj. 1M SOFR Term + 3.10%	8.57%	67.2%
Senior Debt 52	3	Multifamily	Arizona	38,153	38,101	11/16/2021	12/9/2026	Adj. 1M SOFR Term + 2.90%	8.37%	72.0%
Senior Debt 53	2	Multifamily	Texas	68,165	68,165	10/29/2021	11/9/2026	Adj. 1M SOFR Term + 2.85%	8.32%	70.6%
Senior Debt 54	2	Multifamily	Texas	32,567	32,510	11/23/2021	12/9/2026	Adj. 1M SOFR Term + 3.25%	8.72%	80.0%
Senior Debt 55	2	Multifamily	South Carolina	61,600	61,600	11/10/2021	11/9/2026	Adj. 1M SOFR Term + 3.35%	8.82%	78.0%
Senior Debt 56	2	Multifamily	Texas	44,987	44,987	11/16/2021	12/9/2026	Adj. 1M SOFR Term + 3.00%	8.47%	74.8%
Senior Debt 57	2	Multifamily	Texas	47,147	47,019	11/9/2021	11/9/2026	Adj. 1M SOFR Term + 2.75%	8.22%	68.1%
Senior Debt 58	2	Multifamily	New Jersey	86,000	85,959	2/25/2022	3/9/2026	1M SOFR Term + 3.24%	8.59%	60.0%
Senior Debt 59	3	Manufactured Housing	Georgia	6,700	6,688	12/13/2021	12/9/2026	Adj. 1M SOFR Term + 4.50%	9.97%	77.9%
Senior Debt 60	2	Multifamily	Texas	58,680	58,677	12/10/2021	1/9/2027	Adj. 1M SOFR Term + 3.45%	8.92%	74.8%
Senior Debt 61	2	Multifamily	Georgia	26,068	26,068	11/30/2021	3/9/2024	Adj. 1M SOFR Term + 2.90%	8.37%	72.1%
Senior Debt 62	2	Multifamily	Kentucky	14,933	14,905	11/19/2021	12/9/2026	Adj. 1M SOFR Term + 3.20%	8.67%	62.4%
Senior Debt 63	2	Multifamily	Texas	38,283	38,219	11/22/2021	12/9/2026	Adj. 1M SOFR Term + 3.00%	8.47%	73.3%
Senior Debt 64	4	Multifamily	Texas	42,235	42,234	11/18/2021	1/9/2027	Adj. 1M SOFR Term + 2.90%	8.37%	71.7%
Senior Debt 65	3	Multifamily	Texas	69,415	69,415	11/30/2021	12/9/2026	Adj. 1M SOFR Term + 2.88%	8.35%	74.8%
Senior Debt 66	2	Multifamily	Texas	66,742	66,742	11/30/2021	12/9/2026	Adj. 1M SOFR Term + 2.88%	8.35%	75.5%
Senior Debt 67	2	Multifamily	Texas	17,145	17,144	12/30/2021	1/9/2027	1M SOFR Term + 3.50%	8.85%	71.7%
Senior Debt 68	3	Multifamily	Michigan	59,232	59,175	12/9/2021	12/9/2026	Adj. 1M SOFR Term + 2.75%	8.22%	73.9%
Senior Debt 69	3	Multifamily	Pennsylvania	22,240	22,239	12/16/2021	1/9/2027	1M SOFR Term + 2.96%	8.31%	79.4%
Senior Debt 70	3	Multifamily	Texas	25,241	25,195	12/16/2021	1/9/2027	1M SOFR Term + 2.96%	8.31%	72.9%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4) (5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 71	2	Multifamily	Texas	32,428	32,425	12/16/2021	1/9/2027	1M SOFR Term + 3.20%	8.55%	74.2%
Senior Debt 72	2	Multifamily	Florida	78,416	78,167	12/21/2021	1/9/2027	1M SOFR Term + 3.45%	8.80%	78.8%
Senior Debt 73	2	Multifamily	North Carolina	81,247	81,164	12/15/2021	1/9/2027	1M SOFR Term + 3.21%	8.56%	76.1%
Senior Debt 74	2	Multifamily	North Carolina	24,000	23,999	12/17/2021	1/9/2027	1M SOFR Term + 3.10%	8.45%	72.7%
Senior Debt 75	2	Retail	New York	31,000	30,946	12/23/2021	1/9/2027	1M SOFR Term + 3.29%	8.64%	42.5%
Senior Debt 76	3	Multifamily	Texas	38,511	38,511	5/12/2022	8/9/2027	1M SOFR Term + 3.55%	8.90%	66.2%
Senior Debt 77	2	Multifamily	Georgia	23,855	23,848	1/28/2022	2/9/2027	1M SOFR Term + 2.95%	8.30%	65.6%
Senior Debt 78	2	Multifamily	North Carolina	11,100	11,097	1/14/2022	2/9/2027	1M SOFR Term + 3.30%	8.65%	75.7%
Senior Debt 79	3	Multifamily	Texas	47,444	47,442	12/21/2021	1/9/2027	1M SOFR Term + 2.86%	8.21%	68.2%
Senior Debt 80	2	Multifamily	Texas	36,824	36,821	12/22/2021	1/9/2027	1M SOFR Term + 2.86%	8.21%	69.7%
Senior Debt 81	2	Hospitality	North Carolina	10,504	10,481	1/19/2022	2/9/2027	1M SOFR Term + 5.30%	10.65%	68.2%
Senior Debt 82	2	Multifamily	Florida	82,000	81,989	2/10/2022	2/9/2027	1M SOFR Term + 3.20%	8.55%	74.5%
Senior Debt 83	2	Industrial	Arizona	55,000	54,973	3/15/2022	3/9/2027	1M SOFR Term + 3.50%	8.85%	70.1%
Senior Debt 84	2	Multifamily	Texas	39,864	39,843	3/14/2022	3/9/2027	1M SOFR Term + 3.10%	8.45%	74.1%
Senior Debt 85	2	Multifamily	Arizona	35,220	35,202	3/2/2022	3/9/2027	1M SOFR Term + 2.95%	8.30%	63.1%
Senior Debt 86	2	Mixed Use	New York	19,000	18,991	3/7/2022	3/9/2026	1M SOFR Term + 3.42%	8.78%	65.1%
Senior Debt 87	2	Multifamily	North Carolina	85,500	85,480	2/24/2022	3/9/2027	1M SOFR Term + 3.15%	8.50%	69.6%
Senior Debt 88	2	Multifamily	North Carolina	31,900	31,888	3/29/2022	4/9/2027	1M SOFR Term + 3.30%	8.65%	76.9%
Senior Debt 89	2	Hospitality	Colorado	30,021	29,741	5/20/2022	6/9/2027	1M SOFR Term + 7.05%	12.40%	N/A
Senior Debt 90	2	Multifamily	Texas	13,558	12,691	7/20/2022	4/9/2027	1M SOFR Term + 6.75%	12.10%	N/A
Senior Debt 91	2	Hospitality	Georgia	43,457	43,457	3/30/2022	4/9/2027	1M SOFR Term + 4.90%	10.25%	61.1%
Senior Debt 92	2	Hospitality	New York	15,634	15,568	11/8/2022	11/9/2027	1M SOFR Term + 5.34%	10.69%	57.7%
Senior Debt 93	3	Multifamily	Nevada	35,949	35,949	6/3/2022	6/9/2027	1M SOFR Term + 6.05%	11.40%	62.4%
Senior Debt 94	3	Multifamily	Virginia	56,616	56,479	4/29/2022	5/9/2027	1M SOFR Term + 3.95%	9.30%	73.2%
Senior Debt 95	3	Multifamily	Texas	29,905	29,816	10/21/2022	11/9/2027	1M SOFR Term + 4.00%	9.35%	70.9%
Senior Debt 96	2	Multifamily	North Carolina	56,859	56,806	8/23/2022	9/9/2027	1M SOFR Term + 6.70%	12.05%	46.5%
Senior Debt 97	2	Multifamily	Texas	12,536	12,523	5/2/2022	5/9/2027	1M SOFR Term + 3.55%	8.90%	67.7%
Senior Debt 98	2	Industrial	Florida	18,724	18,673	9/13/2022	9/9/2027	1M SOFR Term + 4.90%	10.25%	64.6%
Senior Debt 99	2	Multifamily	Tennessee	19,899	19,875	5/18/2022	6/9/2027	1M SOFR Term + 3.50%	8.85%	64.5%
Senior Debt 100	3	Multifamily	Texas	28,979	28,936	5/26/2022	6/9/2027	1M SOFR Term + 3.65%	9.00%	71.0%
Senior Debt 101	3	Multifamily	Texas	17,330	17,303	5/26/2022	6/9/2027	1M SOFR Term + 3.65%	9.00%	73.9%
Senior Debt 102	2	Multifamily	Georgia	70,750	70,673	5/18/2022	6/9/2027	1M SOFR Term + 3.80%	9.15%	77.9%
Senior Debt 103	4	Multifamily	North Carolina	83,914	83,810	6/1/2022	6/9/2027	1M SOFR Term + 3.95%	9.30%	71.8%
Senior Debt 104	3	Multifamily	North Carolina	45,469	45,414	6/1/2022	6/9/2027	1M SOFR Term + 3.95%	9.30%	75.9%
Senior Debt 105	4	Multifamily	North Carolina	58,003	57,930	6/1/2022	6/9/2027	1M SOFR Term + 3.95%	9.30%	73.7%
Senior Debt 106	3	Multifamily	North Carolina	20,716	20,688	6/1/2022	6/9/2027	1M SOFR Term + 3.95%	9.30%	75.1%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4) (5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 107	2	Multifamily	Various	146,810	146,608	6/1/2022	6/9/2027	1M SOFR Term + 3.95%	9.30%	67.8%
Senior Debt 108	2	Multifamily	Kentucky	56,000	55,938	6/1/2022	6/9/2027	1M SOFR Term + 3.80%	9.15%	73.8%
Senior Debt 109	2	Multifamily	North Carolina	11,675	11,661	11/3/2022	11/9/2027	1M SOFR Term + 4.45%	9.80%	74.8%
Senior Debt 110	2	Multifamily	Georgia	70,750	70,569	6/14/2022	6/9/2027	1M SOFR Term + 3.45%	8.80%	71.6%
Senior Debt 111	2	Hospitality	District of Columbia	39,525	39,346	8/2/2022	8/9/2027	1M SOFR Term + 6.94%	12.29%	71.2%
Senior Debt 112 (8)	2	Multifamily	Pennsylvania	—	—	2/17/2023	9/9/2026	1M SOFR Term + 6.31%	11.66%	N/A
Senior Debt 113	2	Hospitality	Alabama	16,270	16,249	9/20/2022	10/9/2027	1M SOFR Term + 5.75%	11.10%	62.1%
Senior Debt 114	2	Manufactured Housing	Florida	11,617	11,587	9/13/2022	9/9/2027	1M SOFR Term + 4.75%	10.10%	53.8%
Senior Debt 115 (8)	2	Hospitality	Texas	—	—	1/31/2023	11/9/2027	1M SOFR Term + 7.50%	12.85%	6.2%
Senior Debt 116	2	Multifamily	North Carolina	48,764	48,684	12/29/2022	1/9/2028	1M SOFR Term + 4.20%	9.55%	70.1%
Senior Debt 117	2	Multifamily	South Carolina	51,000	50,875	12/2/2022	12/9/2027	1M SOFR Term + 3.75%	9.10%	64.6%
Senior Debt 118	2	Multifamily	South Carolina	14,635	14,594	12/16/2022	1/9/2027	1M SOFR Term + 4.25%	9.60%	68.1%
Senior Debt 119	2	Hospitality	North Carolina	28,300	28,297	12/15/2022	1/9/2025	1M SOFR Term + 5.25%	10.60%	54.9%
Senior Debt 120	2	Multifamily	Arizona	55,500	55,353	4/10/2023	4/9/2026	1M SOFR Term + 3.85%	9.20%	44.7%
Senior Debt 121	2	Hospitality	Florida	10,500	10,465	4/4/2023	4/9/2028	1M SOFR Term + 5.50%	10.85%	39.6%
Senior Debt 122	2	Hospitality	Various	120,000	119,559	2/9/2023	2/9/2028	1M SOFR Term + 4.90%	10.25%	53.6%
Senior Debt 123	2	Multifamily	Florida	64,500	64,388	4/19/2023	5/9/2025	1M SOFR Term + 5.00%	10.35%	62.3%
Senior Debt 124	2	Hospitality	New York	39,549	39,661	4/17/2023	12/27/2024	1M SOFR Term + 3.75%	9.10%	39.1%
Senior Debt 125	2	Multifamily	District of Columbia	21,700	21,616	6/30/2023	7/9/2027	1M SOFR Term + 3.95%	9.30%	29.4%
Senior Debt 126	2	Manufactured Housing	Florida	21,449	21,296	7/28/2023	8/9/2028	1M SOFR Term + 4.25%	9.60%	43.2%
Senior Debt 127	2	Multifamily	New York	19,793	19,881	6/28/2023	7/9/2028	4.75%	4.75%	85.7%
Senior Debt 128	2	Multifamily	Texas	78,996	78,664	8/1/2023	8/9/2028	1M SOFR Term + 3.20%	8.55%	58.7%
Senior Debt 129	2	Hospitality	Florida	23,000	22,861	8/10/2023	8/9/2028	1M SOFR Term + 5.45%	10.80%	72.8%
Senior Debt 130	2	Hospitality	Georgia	12,420	12,322	8/17/2023	9/9/2028	1M SOFR Term + 4.85%	10.20%	53.5%
Senior Debt 131	2	Multifamily	Texas	38,750	38,572	10/18/2023	11/9/2026	1M SOFR Term + 4.50%	9.85%	62.4%
Senior Debt 132	2	Hospitality	Florida	31,300	31,078	10/17/2023	11/9/2028	1M SOFR Term + 4.25%	9.60%	48.9%
Senior Debt 133	2	Multifamily	Texas	42,750	42,555	10/17/2023	11/9/2026	1M SOFR Term + 3.85%	9.20%	61.4%
Senior Debt 134	2	Multifamily	Texas	17,119	16,966	10/12/2023	10/9/2028	1M SOFR Term + 3.20%	8.55%	55.1%
Senior Debt 135	2	Multifamily	Texas	21,000	20,887	12/6/2023	12/9/2026	1M SOFR Term + 3.75%	9.10%	63.6%
Senior Debt 136	2	Hospitality	Tennessee	41,071	40,855	11/14/2023	12/9/2028	1M SOFR Term + 3.65%	9.00%	50.0%
Senior Debt 137	2	Hospitality	Nevada	25,750	25,595	12/15/2023	1/9/2028	1M SOFR Term + 3.95%	9.30%	42.4%
Senior Debt 138	3	Hospitality	Illinois	16,566	16,563	12/4/2017	10/6/2025	5.99%	5.99%	52.9%
Mezzanine Loan 1	2	Retail	New York	3,000	2,994	12/23/2021	1/9/2027	1M SOFR Term + 12.00%	17.35%	46.6%
Mezzanine Loan 2	2	Mixed Use	New York	1,000	1,000	3/7/2022	3/9/2026	1M SOFR Term + 11.00%	16.35%	68.5%
Mezzanine Loan 3	2	Hospitality	New York	1,350	1,346	11/8/2022	11/9/2027	1M SOFR Term + 9.25%	14.60%	64.6%
Mezzanine Loan 4 (8)	2	Hospitality	Texas	—	—	1/31/2023	11/9/2027	1M SOFR Term + 10.00%	15.35%	6.2%
Mezzanine Loan 5	3	Multifamily	Ohio	2,378	2,378	3/9/2023	9/9/2025	1M SOFR Term + 4.50%	9.85%	58.2%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4) (5)	Effective Yield (6)	Loan to Value (7)
Mezzanine Loan 6	2	Multifamily	District of Columbia	11,700	11,655	6/30/2023	7/9/2027	1M SOFR Term + 3.95%	9.30%	45.2%
				$5,045,036	$5,036,942				9.18%	65.4%
_______________________
(1) For a discussion of risk ratings, see Note 3 - Commercial Mortgage Loans in our Consolidated Financial Statements included in this Form 10-K.
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
(5) On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that LIBOR tenors would cease to be published or no longer be representative. The Alternative Reference Rates Committee (the “ARRC”) interpreted this announcement to constitute a benchmark transition event. The benchmark index of LIBOR interest rate will convert from LIBOR to compounded SOFR, plus a benchmark adjustment of 11.448 basis points. As of December 31, 2023, all of our commercial mortgage loans, held for investment which had been indexed at LIBOR were converted to SOFR utilizing the 11.448 basis points adjustment and the applicable spreads remain unchanged. The loans which have the SOFR adjustment are indicated with "Adj. 1M SOFR Term."
(6) Effective yield is calculated as the spread of the loan plus the greater of the applicable index or index floor.
(7) Loan-to-value percentage ("LTV") represents the ratio of the loan amount to the appraised value of the property at the time of origination. However, for predevelopment construction loans at origination, LTV is not applicable and is therefore nil.
(8) Commitment on the loan was unfunded as of December 31, 2023.
The following table shows selected data from our real estate owned, held for investment assets in our portfolio as of December 31, 2023 (dollars in thousands):

Type	Acquisition Date	Primary Location(s)	Property Type	Real Estate Owned, Net	Intangible Lease Asset, Net	Total
Real Estate Owned 1	September 2021	Jeffersonville, GA	Industrial	$85,444	$42,713	$128,157
Real Estate Owned 2	August 2023	Portland, OR	Office	18,531	—	18,531
Real Estate Owned 3	October 2023	Lubbock, TX	Multifamily	11,855	80	11,935
				$115,830	$42,793	$158,623
The following table shows selected data from our real estate owned, held for sale assets in our portfolio as of December 31, 2023 (dollars in thousands):

Type	Acquisition Date	Primary Location(s)	Property Type	Assets, Net	Liabilities, Net
Real Estate Owned, held for sale 1	Various	Various	Retail	$103,657	$12,297
The following table shows selected data from our real estate securities, CRE CLO bonds, measured at fair value as of December 31, 2023 (dollars in thousands):

Type	Interest Rate	Maturity	Par Value	Fair Value	Effective Yield
CRE CLO bond 1	1 month SOFR + 2.78%	8/19/2035	$30,000	$30,040	8.14%
CRE CLO bond 2	1 month SOFR + 3.23%	8/19/2035	25,000	24,637	8.59%
CRE CLO bond 3	1 month SOFR + 2.90%	10/19/2039	28,340	28,310	8.30%
CRE CLO bond 4	1 month SOFR + 3.20%	5/25/2038	50,000	49,875	8.55%
CRE CLO bond 5	1 month SOFR + 2.37%	4/16/2028	45,000	44,911	7.72%
CRE CLO bond 6	1 month SOFR + 2.27%	9/19/2038	53,000	52,827	7.63%
CRE CLO bond 7	1 month SOFR + 3.10%	9/19/2038	12,000	11,969	8.46%
			$243,340	$242,569	8.12%

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
Our contractually obligated payments primarily consist of payment obligations under the debt financing arrangements which are set forth below, and included in the table under Contractual Obligations and Commitments.
We may from time to time purchase or retire outstanding debt securities and repurchase or redeem our equity securities. Such purchases, if any, will depend on prevailing market conditions, liquidity requirements and other factors.
We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for the next 12 months and beyond.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity and total leverage ratios:

	December 31, 2023	December 31, 2022
Net debt-to-equity ratio(1)	2.3x	2.5x
Total leverage ratio(2)	2.5x	2.6x
________________________
(1) Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, repurchase agreements - commercial mortgage loans, repurchase agreements - real estate securities, asset-specific financing arrangements, and unsecured debt, less cash and cash equivalents, to (ii) total equity and total redeemable convertible preferred stock, at period end. Recourse net debt-to-equity ratio was 0.2x and 0.7x as of December 31, 2023 and December 31, 2022, respectively.
(2) Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, repurchase agreements - commercial mortgage loans, repurchase agreements - real estate securities, asset-specific financing arrangements, and unsecured debt, to (ii) total equity and total redeemable convertible preferred stock, at period end. Recourse leverage ratio was 0.4x and 0.8x as of December 31, 2023 and December 31, 2022, respectively.
Sources of Liquidity
Our primary sources of liquidity include unrestricted cash, capacity in our collateralized loan obligations available for reinvestment, and funds available and in progress on financing lines.
Our current sources of near-term liquidity as of December 31, 2023 and December 31, 2022 are set forth in the following table (dollars in millions):

	December 31, 2023	December 31, 2022
Unrestricted cash	$338	$179
CLO reinvestment available(1)	55	16
Financings available & in progress(2)	1,131	822
Total	$1,524	$1,017
________________________
(1) See discussion below for further information on the Company's collateralized loan obligations.
(2) Represents cash available to invest at a market advance rate utilizing available capacity on financing lines.
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
We have an effective shelf registration statement for offerings of equity securities that is not limited on the amount of securities we may issue. We also have authorized an at-the-market sales program ("ATM") pursuant to which we may sell up to $200 million of shares of our common stock from time to time. We have not sold any shares of common stock under the ATM to date. We also may access liquidity through our dividend reinvestment and stock purchase plan ("DRIP"), which includes a direct stock purchase option.

In addition to our current mix of financing sources, we may also access additional forms of financings, including credit facilities, securitizations, public and private, secured and unsecured debt issuances by the Company or its subsidiaries, or through capital recycling initiatives whereby we sell certain assets in our portfolio and reinvest the proceeds in assets with more attractive risk-adjusted returns.
Collateralized Loan Obligations
During the year ended December 31, 2023, the Company raised $896.6 million through the issuance of BSPRT 2023-FL10 Issuer, LLC. Additionally, as of December 31, 2023, the Company had $54.5 million of reinvestment capital available across all outstanding collateralized loan obligations. The following table shows the par value outstanding for each CLO and the respective reinvestment end dates (dollars in millions):

CLO Name	Debt Amount	Reinvestment End Date
2019-FL5 Issuer(1)	$—	Ended
2021-FL6 Issuer	$558.0	Ended
2021-FL7 Issuer	$720.0	01/08/24
2022-FL8 Issuer	$960.0	03/08/24
2022-FL9 Issuer	$670.6	07/08/24
2023-FL10 Issuer	$689.3	04/08/25
________________________
(1) On July 17, 2023, the Company called all of the outstanding notes issued by BSPRT 2019-FL5 Issuer, Ltd, a wholly owned indirect subsidiary of the Company.
Repurchase Agreements and Revolving Credit Facilities ("Repo and Revolving Credit Facilities")
The Repo and Revolving Credit Facilities are financing sources through which the Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate that typically range between 60% to 75% of the principal amount of the mortgage loan being pledged.
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
The following tables summarize our Repo and Revolving Credit Facilities and our master repurchase agreements ("MRAs") for the years ended December 31, 2023, 2022, and 2021, respectively:

	As of December 31, 2023
	Amount Outstanding				Average Outstanding Balance
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Repurchase Agreements, Commercial Mortgage Loans	$604,421	$695,039	$249,345	$299,707	$725,300	$796,659	$816,929	$278,168
Repurchase Agreements, Real Estate Securities	107,934	176,993	240,010	174,055	217,389	209,025	349,878	263,769
Repurchase Agreements, Real Estate Securities held as trading	121,000	113,000	—	—	149,387	117,159	57	—
Total	$833,355	$985,032	$489,355	$473,762	$1,092,076	$1,122,843	$1,166,864	$541,937

	As of December 31, 2022
	Amount Outstanding				Average Outstanding Balance
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Repurchase Agreements, Commercial Mortgage Loans	$522,890	$832,034	$699,408	$680,859	$813,144	$834,337	$709,679	$729,329
Repurchase Agreements, Real Estate Securities	54,610	53,288	112,613	222,864	44,744	54,033	53,688	174,389
Repurchase Agreements, Real Estate Securities held as trading	1,659,931	240,000	225,000	217,144	3,055,413	1,818,495	230,011	220,102
Total	$2,237,431	$1,125,322	$1,037,021	$1,120,867	$3,913,301	$2,706,865	$993,378	$1,123,820

	As of December 31, 2021
	Amount Outstanding				Average Outstanding Balance
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Repurchase Agreements, Commercial Mortgage Loans	$152,925	$287,462	$550,156	$1,019,600	$340,485	$282,891	$331,871	$959,729
Repurchase Agreements, Real Estate Securities	88,272	46,510	46,531	34,311	123,322	57,301	46,527	37,735
Repurchase Agreements, Real Estate Securities held as trading	—	—	—	4,144,473	—	—	—	4,266,556
Total	$241,197	$333,972	$596,687	$5,198,384	$463,807	$340,192	$378,398	$5,264,020
The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the twelve months ended December 31, 2023, the maximum monthly average outstanding balance was $1.2 billion, of which $0.9 billion was related to repurchase agreements on our commercial mortgage loans and $0.3 billion for repurchase agreements on our real estate securities.
During the twelve months ended December 31, 2022, the maximum monthly average outstanding balance was $5.3 billion, of which $1.1 billion was related to repurchase agreements on our commercial mortgage loans and $4.2 billion for repurchase agreements on our real estate securities.
During the twelve months ended December 31, 2021, the maximum monthly average outstanding balance was $5.8 billion, of which $0.7 billion was related to repurchase agreements on our commercial mortgage loans and $5.1 billion for repurchase agreements on our real estate securities.
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
In December 2023, the Company's board of directors declared the following: (i) a fourth quarter 2023 dividend of $0.355 per share on the Company's common stock (equivalent to $1.42 per annum), (ii) a fourth quarter 2023 dividend of $106.22 per share on the Company’s Series H Preferred Stock, and (iii) a fourth quarter 2023 dividend of $0.46875 per share on the Company’s Series E Preferred Stock, all of which were paid in January 2024 to holders of record as of December 31, 2023.
Under the Company's dividend reinvestment and direct stock purchase plan ("DRIP"), the Company may elect to supply shares for reinvestment via newly issued shares of common stock under the DRIP or via shares of common stock acquired by the DRIP administrator on the open market. During the years ended December 31, 2023, 2022 and 2021, the Company issued 61,866 shares, 72,764 shares and zero shares, respectively, of common stock under the dividend reinvestment component of DRIP.
During the year ended December 31, 2023 and 2022, the Company paid an aggregate of $118.0 million and $87.8 million, respectively, of common stock distributions.
Cash Flows
The following table sets forth changes in cash, cash equivalents and restricted cash for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
	2023	2022
Cash Flows From Operating Activities	$197,387	$152,515
Cash Flows From Investing Activities	380,807	3,097,265
Cash Flows From Financing Activities	(424,994)	(3,227,492)
Net Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$153,200	$22,288
Cash Flows from Operating Activities
Our cash flows from operating activities were primarily driven by net income of $144.5 million, net proceeds of $19.5 million related to originations and sales of commercial mortgage loans, measured at fair value and $33.7 million related to provision for credit losses which is a non-cash transaction.
During the year ended December 31, 2022, cash flows from operating activities were primarily driven by net income of $14.2 million, net proceeds of $18.1 million related to originations and sales of commercial mortgage loans, measured at fair value and $119.2 million related to trading losses on real estate securities.
Cash Flows from Investing Activities
Our cash flows from investing activities consisted of cash inflows primarily driven by proceeds from principal repayments of $1,065.5 million received on commercial mortgage loans, held for investment, proceeds received from the sale of real estate securities of $418.8 million, proceeds from the sale of other real estate investments of $39.8 million and $17.7 million received from principal collateral on mortgage investments. Inflows were partially offset by the origination and acquisition of $936.3 million of commercial mortgage loans, held for investment and the purchase of real estate securities for $223.8 million.
During the year ended December 31, 2022, cash inflows were primarily driven by proceeds from principal repayments of $1,258.4 million received on commercial mortgage loans, held for investment, proceeds received from the sale of real estate securities of $3,731.7 million, $545.4 million received from principal collateral on mortgage investments and proceeds from sale of commercial mortgage loans, held for sale, of $9.3 million. Inflows were partially offset by the origination and acquisition of $2,227.7 million of commercial mortgage loans, held for investment and the purchase of real estate securities for $220.6 million.

Cash Flows from Financing Activities
Our cash outflows from financing activities were primarily driven by net repayments on repurchase agreements for real estate securities, commercial mortgage loans and other financings of $266.0 million, $381.2 million and $39.8 million, respectively, $144.3 million in cash distributions to stockholders, repayments on unsecured debt of $13.4 million, deferred financing cost payments of $12.9 million and $12.5 million of common stock repurchases. Outflows were partially offset by net proceeds of $448.1 million received from repurchase agreements on CLOs.
During the year ended December 31, 2022, cash outflows were primarily driven by net payments on repurchase agreements for real estate securities and commercial mortgage loans of $3,738.8 million and $$338.7 million, respectively, $139.4 million in cash distributions to stockholders and $16.6 million of common stock repurchases. Outflows were partially offset by $38.5 million of proceeds received from borrowings on other financing and loan participation for commercial mortgage loans and net proceeds of $968.2 million received from repurchase agreements on CLOs.
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
Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of December 31, 2023 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$9,694	$277,515	$684	$—	$287,893
Repurchase agreements - commercial mortgage loans	52,864	246,843	—	—	299,707
Repurchase agreements - real estate securities	174,055	—	—	—	174,055
CLOs (2)	—	—	—	3,597,973	3,597,973
Mortgage Note Payable	—	23,998	—	—	23,998
Unsecured debt	—	—	—	81,295	81,295
Other financing and loan participation - commercial mortgage loans	23,669	—	12,865	—	36,534
Total	$260,282	$548,356	$13,549	$3,679,268	$4,501,455
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $495.0 million of CLO notes, held by the Company, which are eliminated in Collateralized loan obligations in the consolidated balance sheets as of December 31, 2023.
In addition to its cash requirements, the Company pays a quarterly dividend and has an existing share repurchase authorization. As of December 31, 2023, the Company’s quarterly cash dividend was $0.355 per share of common stock (which was paid on an as-converted basis on the Company’s shares of Series H Preferred Stock), and $0.46875 per share on the Company’s shares of Series E Preferred Stock. The payment of future dividends is subject to declaration by the Board of Directors. The Company’s Board of Directors also has authorized a $65.0 million share repurchase program, of which $35.9 million remained available as of December 31, 2023. The authorization does not obligate the Company to acquire any specific number of shares.
Related Party Arrangements
Benefit Street Partners L.L.C.
Amended Advisory Agreement
Refer to “Note 11 - Related Party Transactions and Arrangements” for a summary of the Company’s Advisory Agreement with the Advisor and amounts paid to the Advisor pursuant to the Advisory Agreement for the years ended December 31, 2023 and December 31, 2022.

The Nominating and Corporate Governance Committee (the “Committee”) of the Company's board of directors, which consists solely of the Company’s independent directors, negotiated, approved and recommended that the board of directors approve, the amended Advisory Agreement. The Committee engaged independent legal counsel to assist the Committee in negotiating the amended Advisory Agreement.
Pursuant to the amended Advisory Agreement, the Advisor provides the daily management for the Company and the Operating Partnership, including an investment program consistent with the investment objectives and policies of the Company as determined and adopted from time to time by the board of directors. The initial term of the amended Advisory Agreement was three-years and was automatically renewed for an additional one-year period on January 19, 2024 and will continue to automatically renew for additional one-year periods unless either party elects not to renew.
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
Other Transactions
In the third quarter of 2021, the Company and an affiliate of the Company entered into the Jeffersonville JV to acquire a $139.5 million triple net lease property in Jeffersonville, GA. The Company has a 79% interest in the Jeffersonville JV, while the affiliated fund has a 21% interest. The Company invested a total of $109.8 million, made up of $88.7 million in debt and $21.1 million in equity, representing 79% of the ownership interest in the Jeffersonville JV. The affiliated fund made up the remaining $29.8 million composed of a $24.0 million mortgage note payable and $5.8 million in non-controlling interest. The Company has majority control of Jeffersonville JV and, therefore, consolidates the accounts of Jeffersonville JV in its consolidated financial statements. The Company's $88.7 million mortgage note payable to Jeffersonville JV is eliminated in consolidation (see Note 7 - Debt).
Pursuant to the Company's 2021 Incentive Plan, in the first quarter of 2023, the Company issued awards of restricted stock units to its officers and certain other personnel of the Advisor who provide services to the Company under the Advisory Agreement.
As of December 31, 2023, our commercial mortgage loans, held for investment, includes an aggregate of $124.1 million carrying value of loans to affiliates of our Advisor. The Company recognized $10.0 million and $5.0 million in interest income from these loans for the year ended December 31, 2023 and 2022 respectively, in the consolidated statements of operations.

As disclosed in Note 3 - Commercial Mortgage Loans in April 2022, the Company fully funded a $113.2 million first mortgage consisting of the Walgreens Portfolio with various locations throughout the United States. The Company entered into a joint venture agreement and formed a joint venture entity, BSPRT Walgreens Portfolio, LLC to acquire 75.618% ownership interest in the Walgreens Portfolio, while the affiliated fund has 24.242% interest (see Note 5 - Real Estate Owned).
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the years ended December 31, 2023, 2022 and 2021 and the associated amounts payable as of December 31, 2023 and 2022 (dollars in thousands). See Note 11 - Related Party Transactions and Arrangements for further detail.

	Year Ended December 31,			Payable as of December 31,
	2023	2022	2021	2023	2022
Acquisition expenses (1)	$1,241	$1,360	$1,203	$—	$—
Administrative services expenses	14,440	12,928	7,658	3,447	3,526
Asset management and subordinated performance fee	33,847	26,157	28,110	15,014	8,843
Other related party expenses (2)(3)	1,192	875	355	855	3,060
Total related party fees and reimbursements	$50,720	$41,320	$37,326	$19,316	$15,429
______________________
(1) Total acquisition fees and expenses paid during the years ended December 31, 2023, 2022 and 2021 were $5.8 million, $11.7 million and $15.0 million respectively, of which $4.6 million, $10.3 million and $13.8 million were capitalized in Commercial mortgage loans, held for investment and Real estate securities, available for sale, measured at fair value in the consolidated balance sheets for the years ended December 31, 2023, 2022 and 2021.
(2) These are related to reimbursable costs incurred for the increase in loan origination activities and are included in Other expenses in the consolidated statements of operations.
(3) As of December 31, 2023 and December 31, 2022, the related party payable includes $0.7 million and $2.9 million, respectively, of payments made by the Advisor to third party vendors on behalf of the Company.
The payables as of December 31, 2023 and 2022 in the table above are included in Due to affiliates in the consolidated balance sheets.
Off Balance Sheet Arrangements
We currently have no off balance sheet arrangements as of December 31, 2023 and through the date of the filing of this Form 10-K.
Non-GAAP Financial Measures
Distributable Earnings and Run-Rate Distributable Earnings
Distributable Earnings is a non-GAAP measure, which the Company defines as GAAP net income (loss), adjusted for (i) non-cash CLO amortization acceleration and amortization over the expected useful life of the Company's CLOs, (ii) unrealized gains and losses on loans, derivatives and ARMs, including CECL reserves and impairments, (iii) non-cash equity compensation expense, (iv) depreciation and amortization, (v) subordinated performance fee accruals/(reversal), (vi) loan workout charges, (vii) realized gains and losses on debt extinguishment and CLO calls, (viii) actual realized cash loss on a specific real estate owned ("REO") investment, (ix) impairments of acquisition assets related to the Capstead merger and (x) certain other non-cash items. Further, Run-Rate Distributable Earnings, a non-GAAP measure, presents Distributable Earnings before (i) trading and derivative gain/loss on ARMs and (ii) realized cash gain/loss adjustments on REO.
The Company believes that Distributable Earnings and Run-Rate Distributable Earnings provide meaningful information to consider in addition to the disclosed GAAP results. The Company believes Distributable Earnings is a useful financial metric for existing and potential future holders of its common stock as historically, over time, Distributable Earnings has been an indicator of dividends per share. As a REIT, the Company generally must distribute annually at least 90% of its taxable income, subject to certain adjustments, and therefore believes dividends are one of the principal reasons stockholders may invest in its common stock. Further, Distributable Earnings helps investors evaluate performance excluding the effects of certain transactions and GAAP adjustments that the Company does not believe are necessarily indicative of current loan portfolio performance and the Company's operations and is one of the performance metrics the Company's board of directors considers when dividends are declared. The Company believes Run-Rate Distributable Earnings is a useful financial metric because it presents the Distributable Earnings of its core businesses, net of the impacts of realized cash gain/loss adjustments on REO as well as the realized trading and derivative gain/loss on the residential adjustable-rate mortgage securities acquired from Capstead Mortgage Corporation, which the Company has liquidated from its portfolio.

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
The following table provides a reconciliation of GAAP net income to Distributable Earnings for the years ended December 31, 2023, 2022, and 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
GAAP Net Income	$144,509	$14,215	$25,702
Adjustments:
Depreciation and amortization	7,128	5,408	2,107
Impairment of Acquired Assets	—	—	88,282
CLO amortization acceleration (1)	(5,521)	(438)	250
Unrealized (gain)/loss on financial instruments (2)	7,185	17,010	(7,853)
Unrealized (gain)/loss - ARMs	415	43,557	20,670
Subordinated performance fee (3)	6,171	(8,380)	9,846
Non-Cash Compensation Expense	4,762	3,485	—
(Reversal of)/Provision for credit losses	33,738	36,115	(5,192)
Loan workout charges/(loan workout recoveries) (4)	(5,105)	5,104	—
Realized (gain)/loss on debt extinguishment / CLO call	(2,201)	—	—
Realized trading and derivatives (gain)/loss on ARMs	677	21,726	13,600
Run Rate Distributable Earnings (5)	$191,758	$137,802	$147,412
Realized trading and derivatives gain/(loss) on ARMs	(677)	(21,726)	(13,600)
Realized cash gain/(loss) adjustment on REO (6)	(1,571)	—	—
Distributable Earnings	$189,510	$116,076	$133,812
7.5% Cumulative Redeemable Preferred Stock, Series E Dividend	$(19,367)	$(19,367)	(4,842)
Non-controlling interests in joint ventures net (income)/loss	(602)	216	—
Depreciation and amortization attributed to non-controlling interests of joint ventures	(31)	(1,415)	—
Distributable Earnings to Common	169,510	95,510	128,970
Average Common Stock and Common Stock Equivalents	1,403,558	1,456,871	1,146,009
GAAP Net Income/(Loss) ROE	8.9%	(0.3)%	1.8%
Run-Rate Distributable Earnings ROE	12.2%	8.0%	12.4%
Distributable Earnings ROE	12.1%	6.6%	11.3%
GAAP Net Income/(Loss) Per Share, Diluted	$1.42	$(0.38)	$(0.18)
GAAP Net Income/(Loss) Per Share, Fully Converted (7)	$1.42	$(0.06)	$0.33
Run-Rate Distributable Earnings Per Share, Fully Converted (7)	$1.94	$1.31	$2.23
Distributable Earnings Per Share, Fully Converted (7)	$1.92	$1.07	$2.02
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
(4) Represents loan workout charges the Company incurred, which the Company deemed likely to be recovered. Reversal of loan workout charges represent recoveries received. During the second quarter of 2023, the Company recovered $5.1 million of loan workout charges, in aggregate, related to the loan workout charges incurred in 2022.
(5) Distributable Earnings before realized trading and derivative gain/loss on residential adjustable-rate mortgage securities (“Run-Rate Distributable Earnings”) (a non-GAAP financial measure).
(6) Represents the actual realized cash loss on a specific REO investment.
(7) Fully Converted assumes conversion of our series of convertible preferred stock and full vesting of our outstanding equity compensation awards.

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
As of December 31, 2023 and 2022, our portfolio included 141 and 157 variable rate investments, respectively, based on LIBOR and SOFR (or "indexing rates") for various terms. Borrowings under our financing arrangements are also based on LIBOR and SOFR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 or 50 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity. The changes in the portfolio for each basis points increase/decrease is a change from the base scenario.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Indexing Rates	December 31, 2023	December 31, 2022
(-) 25 Basis Points	(1.49)%	(1.78)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	3.01%	3.49%
(+) 100 Basis Points	6.03%	6.98%
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports we file and submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2023, that our disclosure controls and procedures are effective to provide the reasonable assurance described above.
Internal Control Over Financial Reporting
Management's Annual Reporting on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on its assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), audited the effectiveness of our internal control over financial reporting as of December 31, 2023. Their report dated February 26, 2024, which is included herein, expressed an unqualified opinion on the effectiveness of our internal control over financial reporting
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The Board of Directors maintains a Code of Ethics that is applicable to our directors, officers, our Advisor and employees of the Advisor performing substantial services for the Company. It covers topics including, but not limited to, conflicts of interest, confidentiality of information, full and fair disclosure, reporting of violations and compliance with laws and regulations.
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
The other information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Exchange Act.
Item 11. Executive Compensation.
The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Exchange Act.
Equity Compensation Plan Information
The following table provides information about the Company's common stock that may be issued under our equity compensation plans as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	809,257	—	4,526,704
Total	809,257	—	4,526,704
________________________
(1) Represents unvested and outstanding restricted stock units issued under the Franklin BSP Realty Trust, Inc. 2021 Equity Incentive Plan. One share of the Company’s common stock will be issued for each restricted stock unit that vests.
(2) The number of securities remaining available for future issuance consists of shares issuable under the Franklin BSP Realty Trust, Inc. 2021 Equity Incentive Plan, which was adopted and approved by our Board of Directors prior to the listing of our common stock on the NYSE.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Exchange Act.
Item 14. Principal Accounting Fees and Services.
The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for the 2024 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
    See the Index to Consolidated Financial Statements on page F-1 of this report.
(b)    Exhibits
    See the Index to Exhibit below.
INDEX TO EXHIBITS
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.6
Amendment No. 2 to Articles Supplementary of Franklin BSP Realty Trust, Inc., effective January 10, 2024, relating to Series H Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 12, 2024)

3.7	Amended and Restated Bylaws of Franklin BSP Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 16, 2022)
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

4.3
Description of Securities of the Registrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 16, 2023).

10.1
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on November 14, 2016).

10.2†	Franklin BSP Realty Trust, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on November 12, 2021).
10.3†
Form of Restricted Share Unit Award Agreement pursuant to the Franklin BSP Realty Trust, Inc. 2021 Equity Incentive Plan.(incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 25, 2022).

10.4
Amended and Restated Advisory Agreement, dated as of January 19, 2018, by and among Benefit Street Partners Realty Trust, Benefit Street Partners Realty Operating Partnership, L.P. and Benefit Street Partners, L.L.C (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2018).

10.5
Amendment No. 1 to Amended and Restated Advisory Agreement, dated August 18, 2021, by and among Benefit Street Partners Realty Trust, Inc., Benefit Street Partners Realty Operating Partnership, L.P. and Benefit Street Partners L.L.C. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 18, 2021).

10.6
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

10.7
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

10.8
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

10.9
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

10.10†
Form of Director Restricted Stock Award Agreement under Franklin BSP Realty Trust, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 3, 2023).

10.11
Indenture, dated as of September 28, 2023, by and among BSPRT 2023-FL10 Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, U.S. Bank Trust Company, National Association, as trustee and note administrator, and U.S. Bank National Association as custodian (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2023)

21*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
23.2*	Consent of Ernst & Young LLP
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

97.1†*	Compensation Recovery Policy
101*
XBRL (eXtensible Business Reporting Language). The following materials from Benefit Street Partners Realty Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
____________________________________________
* Filed herewith.
† Indicates management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin BSP Realty Trust, Inc.
Date: February 26, 2024	By	/s/ Richard J. Byrne
Richard J. Byrne
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Richard J. Byrne	Chairman and Chief Executive Officer	February 26, 2024
Richard J. Byrne	(Principal Executive Officer)

/s/ Jerome S. Baglien	Chief Financial Officer, Chief Operating Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2024
Jerome S. Baglien

/s/ Elizabeth K. Tuppeny	Lead Independent Director	February 26, 2024
Elizabeth K. Tuppeny

/s/ Pat Augustine	Director	February 26, 2024
Pat Augustine

/s/ Joe Dumars	Director	February 26, 2024
Joe Dumars

/s/ Jamie Handwerker	Director	February 26, 2024
Jamie Handwerker

/s/ Peter McDonough	Director	February 26, 2024
Peter McDonough

/s/ Buford Ortale	Director	February 26, 2024
Buford Ortale

FRANKLIN BSP REALTY TRUST, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Franklin BSP Realty Trust, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Franklin BSP Realty Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for the year then ended, including the related notes and financial statement schedule listed in the accompanying index as of December 31, 2023 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Reporting on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses - Commercial Mortgage Loans, Held for Investment

As described in Notes 2 and 3 to the consolidated financial statements, the allowance for credit losses on the Company’s commercial mortgage loans, held for investment was $47.2 million as of December 31, 2023, inclusive of the general and specific allowances for credit losses of $47.2 million and $0, respectively. The general allowance for credit losses for the Company’s loans carried at amortized cost, such as loans held for investment, represents a lifetime estimate of expected credit losses. The Company’s model to determine the general allowance for credit losses principally utilizes historical loss rates derived from a commercial mortgage-backed securities database with historical losses provided by a third party, forecasting the loss parameters based on a projected macroeconomic scenario using a probability-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by an immediate reversion to average historical losses. For loans held for investment which management identifies reasonable doubt as to whether the collection of contractual components can be satisfied, a specific allowance for credit losses analysis is performed and management may elect to use the fair value of the collateral at the reporting date as a practical expedient. The specific allowance for credit losses is assessed on an individual basis for such loans by comparing the estimated fair value of the underlying collateral, less costs to sell to the book value of the respective loan. The estimated fair value of underlying collateral requires judgments, which may include assumptions regarding capitalization rates and discount rates or other factors deemed relevant by management.

The principal considerations for our determination that performing procedures relating to the allowance for credit losses for commercial mortgage loans, held for investment is a critical audit matter are (i) the significant judgment by management when developing the allowance for credit losses; (ii) a high degree of auditor judgement, subjectivity, and effort in performing procedures and evaluating (a) management’s projected macroeconomic scenario used when developing the general allowance for credit losses and (b) management’s assumptions related to capitalization rates and discount rates used when developing the fair value estimate of the underlying collateral used in the specific allowance for credit losses; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for credit losses for commercial mortgage loans, held for investment, including controls over management’s projected macroeconomic scenario used in the general allowance for credit losses and assumptions used in developing the fair value estimate of the underlying collateral used in the specific allowance for credit losses. These procedures also included, among others, (i) testing management’s process for developing the allowance for credit losses for commercial mortgage loans, held for investment; (ii) testing the completeness and accuracy of data used in developing the allowance for credit losses; and (iii) the involvement of professionals with specialized skill and knowledge to assist in evaluating (a) the appropriateness of the model used by management for the general allowance for credit losses and the methodology used by management for the specific allowance for credit losses, (b) the reasonableness of the projected macroeconomic scenario when estimating the general allowance for credit losses, and (c) the reasonableness of management’s assumptions related to capitalization rates and discount rates used when estimating the fair value of the underlying collateral used when developing the specific allowance for credit losses.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 26, 2024

We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Franklin BSP Realty Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Franklin BSP Realty Trust, Inc. (the Company) as of December 31, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2017-2022.

New York, New York
March 16, 2023

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$337,595	$179,314
Restricted cash	6,092	11,173
Commercial mortgage loans, held for investment, net of allowance for credit losses of $47,175 and $40,848 as of December 31, 2023 and 2022, respectively	4,989,767	5,228,928
Commercial mortgage loans, held for sale, measured at fair value	—	15,559
Real estate securities, trading, measured at fair value (includes pledged assets of $227,610 as of December 31, 2022)	—	235,728
Real estate securities, available for sale, measured at fair value, amortized cost of $243,272 and $220,635 as of December 31, 2023 and 2022, respectively (includes pledged assets of $167,948 and $198,429 as of December 31, 2023 and 2022, respectively)	242,569	221,025
Derivative instruments, measured at fair value	—	415
Receivable for loan repayment (1)	55,174	42,557
Accrued interest receivable	42,490	34,007
Prepaid expenses and other assets	19,213	15,795
Intangible lease asset, net of amortization	42,793	54,831
Real estate owned, net of depreciation	115,830	127,772
Real estate owned, held for sale	103,657	36,497
Total assets	$5,955,180	$6,203,601
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$3,567,166	$3,121,983
Repurchase agreements and revolving credit facilities - commercial mortgage loans	299,707	680,859
Repurchase agreements - real estate securities	174,055	440,008
Mortgage note payable	23,998	23,998
Other financings	36,534	76,301
Unsecured debt	81,295	98,695
Derivative instruments, measured at fair value	—	64
Interest payable	15,383	12,715
Distributions payable	36,133	36,317
Accounts payable and accrued expenses	13,339	17,668
Due to affiliates	19,316	15,429
Intangible lease liability, held for sale	12,297	—
Intangible lease liability, net of amortization	—	6,428
Total liabilities	$4,279,223	$4,530,465
Commitments and Contingencies
Redeemable convertible preferred stock:
Redeemable convertible preferred stock Series H, $0.01 par value, 20,000 authorized and 17,950 issued and outstanding as of December 31, 2023 and 2022, respectively	$89,748	$89,748
Redeemable convertible preferred stock Series I, $0.01 par value, none issued and outstanding as of December 31, 2023, 1,000 authorized and 1,000 issued and outstanding as of December 31, 2022	—	5,000
Total redeemable convertible preferred stock	$89,748	$94,748
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 7.5% Cumulative Redeemable Preferred Stock, Series E, 10,329,039 shares issued and outstanding as of December 31, 2023 and 2022	$258,742	$258,742
Common stock, $0.01 par value, 900,000,000 shares authorized, 82,751,913 and 82,992,784 issued and outstanding as of December 31, 2023 and 2022, respectively	820	826
Additional paid-in capital	1,599,197	1,602,247
Accumulated other comprehensive income (loss)	(703)	390
Accumulated deficit	(298,942)	(299,225)
Total stockholders' equity	$1,559,114	$1,562,980
Non-controlling interest	27,095	15,408
Total equity	$1,586,209	$1,578,388
Total liabilities, redeemable convertible preferred stock and equity	$5,955,180	$6,203,601
________________________
(1) Includes $55.1 million and $42.5 million of cash held by the servicer related to the CLOs as of December 31, 2023 and 2022, respectively. The Company no longer holds a residential mortgage backed securities principal paydown receivable as of December 31, 2023. The Company held a residential mortgage backed securities principal paydown receivable of $0.1 million as of December 31, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Income
Interest income	$552,506	$357,705	$216,890
Less: Interest expense	305,577	160,526	56,193
Net interest income	246,929	197,179	160,697
Revenue from real estate owned	17,021	9,655	4,759
Total income	$263,950	$206,834	$165,456
Expenses
Asset management and subordinated performance fee	$33,847	$26,157	$28,110
Acquisition expenses	1,241	1,360	1,203
Administrative services expenses	14,440	12,928	7,658
Impairment of acquired assets	—	—	88,282
Professional fees	15,270	22,566	11,650
Share-based compensation	4,761	2,519	—
Depreciation and amortization	7,128	5,408	2,107
Other expenses	11,135	6,572	3,946
Total expenses	$87,822	$77,510	$142,956
Other income/(loss)
(Provision)/benefit for credit losses	$(33,738)	$(36,115)	$5,192
Realized gain/(loss) on extinguishment of debt	2,201	(5,167)	(4,642)
Realized gain/(loss) on sale of available for sale trading securities	80	—	—
Realized gain/(loss) on sale of commercial mortgage loans, held for sale	—	(354)	26
Realized gain/(loss) on sale of commercial mortgage loans, held for sale, measured at fair value	3,873	2,358	24,208
Gain/(loss) on other real estate investments	(7,089)	(692)	9,790
Unrealized gain/(loss) on commercial mortgage loans, held for sale, measured at fair value	44	(511)	469
Trading gain/(loss)	(605)	(119,220)	(36,128)
Unrealized gain/(loss) on derivatives	(140)	(15,840)	7,402
Realized gain/(loss) on derivatives	998	60,033	484
Total other income/(loss)	$(34,376)	$(115,508)	$6,801
Income/(loss) before taxes	141,752	13,816	29,301
(Provision)/benefit for income tax	2,757	399	(3,599)
Net income/(loss)	$144,509	$14,215	$25,702
Net (income)/loss attributable to non-controlling interest	706	216	—
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$145,215	$14,431	$25,702
Less: Preferred stock dividends	26,993	41,741	33,587
Net income/(loss) attributable to common stock	$118,222	$(27,310)	$(7,885)

Basic earnings per share	$1.42	$(0.38)	$(0.18)
Diluted earnings per share	$1.42	$(0.38)	$(0.18)
Basic weighted average shares outstanding	82,307,970	71,628,365	43,419,209
Diluted weighted average shares outstanding	82,307,970	71,628,365	43,434,731
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income/(loss)	$144,509	$14,215	$25,702

Amounts related to available for sale real estate securities:
Change in net unrealized gain/(loss)	$(330)	$390	$8,256
Reclassification adjustment for amounts included in net income/(loss)	(763)	—	—
	$(1,093)	$390	$8,256
Amounts related to cash flow hedges:
Change in net unrealized gain/(loss)	$—	$(220)	$(852)
Reclassification adjustment for amounts included in net income/(loss)	—	282	790
	$—	$62	$(62)
Comprehensive (income)/loss attributable to non-controlling interest	706	216	—
Comprehensive income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$144,122	$14,883	$33,896

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Preferred E	Preferred F	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2020	44,510,051	$446	$912,725	$(8,256)	$(106,471)	$—	$—	$798,444	$—	$798,444
Issuance of preferred stock	—	—	—	—	—	258,742	710,431	969,173	—	969,173
Issuance of common stock	31,887,442	319	579,207	—	—	—	—	579,526	—	579,526
Common stock repurchases	(648,837)	(6)	(11,411)	—	—	—	—	(11,417)	—	(11,417)
Common stock issued through distribution reinvestment plan	289,755	3	5,107	—	—	—	—	5,110	—	5,110
Share-based compensation	11,184	—	211	—	—	—	—	211	—	211
Common stock exchanged for Series F Preferred Stock	(39,733,299)	(397)	(710,034)	—	—	—	—	(710,431)	—	(710,431)
Series A Preferred stock converted into common stock	7,649,632	76	127,527	—	—	—	—	127,603	—	127,603
Offering costs	—	—	(68)	—	—	—	—	(68)	—	(68)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	25,702	—	—	25,702	—	25,702
Distributions declared	—	—	—	—	(86,410)	—	—	(86,410)	—	(86,410)
Other comprehensive income/(loss)	—	—	—	8,194	—	—	—	8,194	—	8,194
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	—	5,764	5,764
Balance, December 31, 2021	43,965,928	$441	$903,264	$(62)	$(167,179)	$258,742	$710,431	$1,705,637	$5,764	$1,711,401
Common stock repurchases	(1,416,369)	(14)	(16,565)	—	—	—	—	(16,579)	—	(16,579)
Common stock issued through distribution reinvestment plan	73,501	1	999	—	—	—	—	1,000	—	1,000
Share-based compensation	516,887	—	2,519	—	—	—	—	2,519	—	2,519
Offering costs	—	—	—	—	(91)	—	—	(91)	—	(91)
Series F Preferred stock converted into common stock	39,733,299	397	710,034	—	—	—	(710,431)	—	—	—
Series C Preferred stock converted into common stock	119,538	1	1,996	—	—	—	—	1,997	—	1,997
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	14,431	—	—	14,431	—	14,431
Net (income)/loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	216	216
Distributions declared	—	—	—	—	(146,386)	—	—	(146,386)	—	(146,386)
Other comprehensive income/(loss)	—	—	—	452	—	—	—	452	—	452
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	—	9,428	9,428
Balance, December 31, 2022	82,992,784	$826	$1,602,247	$390	$(299,225)	$258,742	$—	$1,562,980	$15,408	$1,578,388
Common stock repurchases	(1,026,105)	(10)	(12,495)	—	—	—	—	(12,505)	—	(12,505)
Common stock issued through distribution reinvestment plan	61,866	1	768	—	—	—	—	769	—	769
Share-based compensation	481,189	—	4,761	—	—	—	—	4,761	—	4,761
Shares canceled for tax withholding on vested equity rewards	(57,021)	—	(812)	—	—	—	—	(812)	—	(812)
Series I Preferred stock converted into common stock	299,200	3	4,997	—	—	—	—	5,000	—	5,000
Offering costs	—	—	(269)	—	—	—	—	(269)	—	(269)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	145,215	—	—	145,215	—	145,215
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	—	(706)	(706)
Distributions declared	—	—	—	—	(144,932)	—	—	(144,932)	—	(144,932)
Other comprehensive income/(loss)	—	—	—	(1,093)	—	—	—	(1,093)	—	(1,093)
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	—	12,393	12,393
Balance, December 31, 2023	82,751,913	$820	$1,599,197	$(703)	$(298,942)	$258,742	$—	$1,559,114	$27,095	$1,586,209
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income/(loss)	$144,509	$14,215	$25,702
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	(13,072)	(12,619)	(7,035)
Accretion of deferred commitment fees	(7,577)	(9,450)	(10,139)
Amortization of deferred financing costs	7,779	6,308	4,561
Share-based compensation	4,761	2,519	211
Realized (gain)/loss from sale of available for sale trading securities	(80)	—	—
(Gain)/loss on other real estate investments	7,089	692	(9,790)
Realized (gain)/loss from extinguishment of debt	(2,201)	5,167	4,642
Realized (gain)/loss on swap terminations	—	(55,301)	(616)
Realized (gain)/loss on sale of commercial mortgage loans, held for sale	(3,873)	354	—
Trading (gain)/loss	605	119,220	36,128
Unrealized (gain)/loss on commercial mortgage loans held for sale, measured at fair value	(44)	511	(469)
Unrealized (gain)/losses on derivative instruments	140	15,840	(7,402)
Depreciation and amortization	8,412	5,329	2,107
Provision/(benefit) for credit losses	33,738	36,115	(5,192)
Origination of commercial mortgage loans, held for sale, measured at fair value	(102,500)	(366,692)	(420,673)
Proceeds from sale of commercial mortgage loans, held for sale, measured at fair value	121,976	384,808	454,073
Severance and deferred compensation	—	—	(22,168)
Changes in assets and liabilities:
Accrued interest receivable	(906)	(563)	(4,675)
Prepaid expenses and other assets	(3,085)	(6,879)	94,864
Accounts payable and accrued expenses	(5,081)	5,027	3,640
Due to affiliates	3,887	(2,109)	8,013
Interest payable	2,910	10,023	715
Net cash (used in)/provided by operating activities	$197,387	$152,515	$146,497
Cash flows from investing activities:
Cash acquired through merger	$—	$—	$174,083
Origination and purchase of commercial mortgage loans, held for investment	(936,271)	(2,227,723)	(2,881,852)
Principal repayments received on commercial mortgage loans, held for investment	1,065,538	1,258,393	1,225,645
Principal repayments received on commercial mortgage loans, held for sale, measured at fair value	—	532	—
Proceeds from sale of other real estate investments	39,755	2,045	30,338
Purchase of real estate owned and capital expenditures	(1,151)	(663)	(134,052)
Proceeds from sale of commercial mortgage loans, held for sale	—	9,344	52,615
Purchase of real estate securities	(223,768)	(220,630)	—
Proceeds from sale of real estate securities	418,791	3,731,716	2,059,418
Principal collateral on mortgage investments	17,702	545,416	541,313
Proceeds from sale/(purchase) of derivative instruments	211	(1,165)	1,239
Net cash (used in)/provided by investing activities	$380,807	$3,097,265	$1,068,747

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from financing activities:
Cash consideration paid in merger	$—	$—	$(20,485)
Proceeds from issuances of redeemable convertible preferred stock	—	—	15,000
Payments for common stock repurchases	(12,505)	(16,579)	(11,417)
Shares cancelled for tax withholding on vested equity awards	(812)	—	—
Payments of offering costs	(269)	—	—
Borrowings on collateralized loan obligations	689,294	1,630,639	1,410,173
Repayments of collateralized loan obligations	(241,223)	(662,410)	(869,887)
Borrowings on repurchase agreements and revolving credit facilities - commercial mortgage loans	600,164	1,918,631	1,874,694
Repayments of repurchase agreements and revolving credit facilities - commercial mortgage loans	(981,317)	(2,257,372)	(1,131,434)
Borrowings on repurchase agreements - real estate securities	870,014	18,457,406	13,553,886
Repayments of repurchase agreements - real estate securities	(1,135,967)	(22,196,183)	(15,983,193)
Borrowings on other financings	59,707	38,537	6,524
Repayments on other financings	(99,474)	(139)	—
Borrowings on unsecured debt	—	—	210,000
Repayments of unsecured debt	(13,367)	(50,000)	(160,000)
Borrowing on mortgage note payable	—	—	23,940
Payments of deferred financing costs	(12,905)	(15,232)	(9,285)
Cash collateral received on interest rate swaps	—	56,767	11,138
Proceeds from interest rate swap settlements	—	8,478	9,115
Distributions to non-controlling interest	(1,987)	(745)	—
Contributions from non-controlling interest	—	125	—
Distributions paid to common and preferred stockholders	(144,347)	(139,415)	(67,955)
Net cash (used in)/provided by financing activities:	$(424,994)	$(3,227,492)	$(1,139,186)
Net change in cash, cash equivalents and restricted cash	$153,200	$22,288	$76,058
Cash, cash equivalents and restricted cash, beginning of period	190,487	168,199	92,141
Cash, cash equivalents and restricted cash, end of period	$343,687	$190,487	$168,199

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$179,314	$154,929	$82,071
Restricted cash, beginning of period	11,173	13,270	10,070
Cash, cash equivalents and restricted cash, beginning of period	$190,487	$168,199	$92,141

Cash and cash equivalents, end of period	$337,595	$179,314	$154,929
Restricted cash, end of period	6,092	11,173	13,270
Cash, cash equivalents and restricted cash, end of period	$343,687	$190,487	$168,199

Supplemental disclosures of cash flow information:
Cash payments for income taxes	$325	$1,199	$140
Cash payments for interest	295,130	144,195	51,050

Supplemental disclosures of non-cash flow information:
Common stock issued through distribution reinvestment plan	$769	$1,963	$5,110

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2023	2022	2021
Distribution payable	36,133	36,317	30,346
Commercial mortgage loans transferred from held for sale to held for investment	—	9,296	52,615
Loans transferred to real estate owned	77,305	115,978	—
Reclassification of assets held for investment to held for sale	114,512	—	—
Reclassification of liabilities held for investment to held for sale	13,664	—	—
Conversion of preferred stock to common stock	5,000	712,428	(127,603)
Issuances of common stock due to merger	—	—	579,526
Issuances of Series E preferred stock due to merger	—	—	258,742
Unsecured debt assumed due to merger	—	—	98,574
Exchange of preferred stock	—	94,748	710,431
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

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
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans which the Company intends to sell through its TRS into commercial mortgage-backed securities ("CMBS") securitization transactions. Historically this business has focused primarily on CMBS, commercial real estate collateralized loan obligation bonds ("CRE CLO bonds"), collateralized debt obligations ("CDOs") and other securities. As a result of the October 2021 acquisition of Capstead Mortgage Corporation ("Capstead"), the Company acquired a portfolio of residential mortgage backed securities (“RMBS”) in the form of residential adjustable-rate mortgage pass-through securities ("ARM Agency Securities" or "ARMs") issued and guaranteed by government-sponsored enterprises or by an agency of the federal government. As of December 31, 2023, the Company has fully disposed of all of its ARM Agency Securities and is continuing to reinvest the proceeds from the sale of these securities in its other businesses. The Company also owns real estate that was either acquired by the Company through foreclosure or deed in lieu of foreclosure, or that was purchased for investment, primarily subject to triple net leases.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
For the twelve months ended December 31, 2022 and 2021, $5.2 million and $4.6 million, respectively, related to the remaining unamortized deferred financing costs on the redemption of BSPRT 2018-FL4 and BSPRT 2018-FL3, respectively, were reclassified from Interest Expense to Realized gain/(loss) on extinguishment of debt in the consolidated statements of operations and the consolidated statement of cash flows.
For the twelve months ended December 31, 2022, $33 thousand of Realized loss on sale of other real estate investments, measured at fair value and $0.7 million of Unrealized loss on other real estate investments, measured at fair value were combined to be presented as a net result in Gain/(loss) on other real estate investments in the consolidated statements of operations. For the twelve months ended December 31, 2021, $9.8 million of Realized gain on sale of real estate owned assets, held for sale and $19 thousand of Unrealized loss on other real estate investments, measured at fair value were combined to be presented as a net result in Gain/(loss) on other real estate investments in the consolidated statements of operations.
Acquisition Expenses
For commercial mortgage loans, held for investment the Company capitalizes certain direct costs relating to loan origination activities. The cost is amortized over the life of the loan and recognized in Interest income in the consolidated statements of operations. Acquisition expenses paid on future funding amounts are expensed within the Acquisition expenses in the consolidated statements of operations.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Commercial Mortgage Loans
Held for Investment - Commercial mortgage loans that are held for investment purposes and are anticipated to be held until maturity, are carried at cost, net of unamortized acquisition expenses, discounts or premiums and unfunded commitments. Commercial mortgage loans, held for investment purposes, are carried at amortized cost less a allowance for credit losses. Interest income is recorded on the accrual basis and related discounts, premiums and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization or accretion is reflected as an adjustment to interest income in the consolidated statements of operations. Guaranteed loan commitment fees payable by the borrower upon maturity are accreted over the life of the investment using the effective interest method. The accretion of guaranteed loan commitment fees is recognized in Interest income in the consolidated statements of operations.
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
Real estate owned, held for investment - Amounts capitalized to real estate owned, held for investment consist of the cost of acquisition or construction, any tenant improvements or major improvements, betterments that extend the useful life of the related asset, and transaction costs associated with the acquisition of an individual asset that does not qualify as a business combination. All repairs and maintenance are expensed as incurred. Additionally, the Company capitalizes interest while the development, or redevelopment, of a real estate owned asset is in progress. No development or redevelopments of real estate owned assets are in progress as of December 31, 2023.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Real estate owned, held for sale - Real estate owned is classified as held for sale in the period in which the six criteria under ASC Topic 360, "Property, Plant, and Equipment" are met: (i) we commit to a plan and have the authority to sell the asset; (ii) the asset is available for sale in its current condition; (iii) we have initiated an active marketing plan to locate a buyer for the asset; (iv) the sale of the asset is both probable and expected to qualify for full sales recognition within a period of 12 months; (v) the asset is being actively marketed for sale at a price that is reflective of its current fair value; and (vi) we do not anticipate changes to our plan to sell the asset. Held for sale assets are carried at the lower of depreciated cost or estimated fair value, less estimated costs to sell.
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
Credit Losses
The allowance for credit losses required under ASU 2016-13 is deducted from the respective loan's amortized cost basis in the consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
General allowance for credit losses
The general allowance for credit losses for the Company’s financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans held for investment and unfunded loan commitments represents a lifetime estimate of expected credit losses. Factors considered by the Company when determining the general provision for credit losses reserve include loan-specific characteristics such as loan-to-value (“LTV”) ratio, vintage year, loan term, property type, occupancy and geographic location, financial performance of the borrower, expected payments of principal and interest, as well as internal or external information relating to past events, current conditions and forward looking information through the use of projected macroeconomic scenarios over the reasonable and supportable forecasts.
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
In measuring the general allowance for credit losses for financial instruments such as loans held for investment and unfunded loan commitments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the provision for credit losses is calculated as the product of PD, LGD and exposure at default (“EAD”). The Company’s model to determine the general allowance for credit losses principally utilizes historical loss rates derived from a commercial mortgage backed securities database with historical losses from 2002 to 2021 provided by a reputable third party, forecasting the loss parameters based on a projected macroeconomic scenario using a probability-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by an immediate reversion to average historical losses.
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
For loans held for investment which the Company identifies reasonable doubt as to whether the collection of contractual components can be satisfied, a loan specific allowance for credit losses analysis is performed. Determining whether a specific allowance for credit losses for a loan is required entails significant judgment from management and is based on several factors including (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. If a loan is determined to have a specific allowance for credit losses, the specific allowance for credit losses is recorded as a component of our Current Expected Credit Loss ("CECL") reserve by applying the practical expedient for collateral dependent loans. The CECL reserve is assessed on an individual basis for such loans by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. The estimated fair value of the underlying collateral requires judgments, which include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plans, loan sponsorship, actions of other lenders, and other factors deemed relevant by the Company. Actual losses, if any, could ultimately differ materially from these estimates. The Company only expects to write-off specific provisions if and when such amounts are deemed non-recoverable. Non-recoverability is generally determined at the time a loan is settled, or in the case of foreclosure, when the underlying asset is sold. Non-recoverability may also be concluded if, in the Company's determination, it is deemed certain that all amounts due will not be collected. If a loan is determined to be impaired based on the above considerations, management records a write-off through a charge to the allowance for credit losses and the respective loan balance.
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
December 31, 2023
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
Changes in the provision for credit losses for the Company’s financial instruments are recorded in (Provision)/benefit for credit losses in the consolidated statements of operations with a corresponding offset to the financial instrument’s amortized cost recorded in the consolidated balance sheets, or as a component of Accounts payable and accrued expenses for unfunded loan commitments.
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
Real Estate Securities
Available For Sale
The Company’s real estate securities are classified as available for sale ("AFS") and carried at fair value. Changes in fair value of available for sale real estate securities are recognized in the consolidated statements of comprehensive income. Related discounts, premiums and acquisition expenses on investments are amortized or accreted over the life of the investment using the effective interest method. Amortization and accretion are reflected as an adjustment to interest income in the consolidated statements of operations. The Company uses the specific identification method in determining the cost relief for real estate securities sold. Realized gains and losses from the sale of available for sale securities are included in the consolidated statements of operations.
AFS real estate securities which have experienced a decline in the fair value below their amortized cost basis (i.e., impairment) are evaluated each reporting period to determine whether the decline in fair value is due to credit-related factors. Any impairment that is not credit-related is recognized in accumulated other comprehensive income, while credit-related impairment is recognized as an allowance in the consolidated balance sheets with a corresponding adjustment in the consolidated statements of operations. If the Company intends to sell an impaired real estate security or more likely than not will be required to sell such a security before recovering its amortized cost basis, the entire impairment amount is recognized in the consolidated statements of operations with a corresponding adjustment to the security’s amortized cost basis.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The non-credit loss component of the unrealized loss within the Company’s AFS portfolio is recognized as an adjustment to the individual security’s asset balance with an offsetting entry to Accumulated other comprehensive income/(loss) in the consolidated balance sheets.
Repurchase Agreements
Commercial mortgage loans and real estate securities sold under repurchase agreements have been treated as collateralized financing transactions because the Company maintains effective control over the transferred securities. Commercial mortgage loans and real estate securities financed through repurchase agreements remain in the consolidated balance sheets as an asset and cash received from the purchaser is recorded as a liability. Interest paid in accordance with repurchase agreements is recorded in Interest expense in the consolidated statements of operations.
Deferred Financing Costs
The deferred financing costs related to the Company's various Master Repurchase Agreements as well as certain prepaid subscription costs are included in Prepaid expenses and other assets in the consolidated balance sheets. Deferred financing cost on the Company's CLO are netted against the Company's CLO payable in Collateralized loan obligations in the consolidated balance sheets. Deferred financing costs are amortized over the terms of the respective financing agreement using the effective interest method and included in Interest expense in the consolidated statements of operations. Unamortized deferred financing costs are generally realized in Realized gain/(loss) on extinguishment of debt in the consolidated statements of operations when the associated debt is refinanced or repaid before maturity.
Offering and Related Costs
Since 2018, the Company has from time to time offered, shares of the Company’s common stock or one or more series of its preferred stock, including its former Series C convertible preferred stock (the “Series C Preferred Stock,”), former Series D convertible preferred stock (the “Series D Preferred Stock”), Series H convertible preferred stock (the “Series H Preferred Stock”) and former Series I convertible preferred stock (the “Series I Preferred Stock”) in private placements exempt from the registration requirements of the Securities Act of 1933, as amended. In connection with these offerings, the Company incurred various offering costs. These offering costs include but are not limited to legal, accounting, printing, mailing and filing fees, and diligence expenses of broker-dealers. Offering costs for the common stock are recorded in the Company’s stockholders’ equity, while the offering costs for the Series C Preferred Stock and Series D Preferred Stock are included within Series C Preferred Stock and Series D Preferred Stock, respectively, in the consolidated balance sheets. Offering costs for the Series H Preferred Stock and Series I Preferred Stock were expensed in the consolidated statement of operations.
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
Since 2022, the Company has been issuing under the 2021 Incentive Plan annual awards of restricted stock units ("RSUs") to its officers and certain other personnel of the Advisor who provide services to the Company. These awards are service-based and vest in equal annual installments beginning on the anniversary of the date of grant over a period of three years, subject to continuing service. One share of the Company’s common stock is issued for each unit that vests. These awards also grant non-forfeitable dividend equivalent rights equal to the cash dividend paid in the ordinary course on a common share to the Company's common shareholders. Upon termination for any reason, all unvested RSUs will be forfeited by the grantee, who will be given no further rights to such RSUs. The fair value of the RSUs is expensed over the vesting period, which are included in Share-based compensation in the consolidated statements of operations.
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
December 31, 2023
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
Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRSs, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as C corporations. For financial reporting purposes, the TRSs are consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRS. Total income tax (provision)/benefit for the years ended December 31, 2023, 2022, and 2021 were $2.8 million, $0.4 million, and $(3.6) million, respectively.
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
The Company recognizes all derivatives on the consolidated balance sheets at fair value. The Company does not designate derivatives as hedges to qualify for hedge accounting for financial reporting purposes and therefore any net payments under, or fluctuations in the fair value of these derivatives have been recognized currently in Unrealized (gain)/loss on derivative instruments in the accompanying consolidated statements of operations. The Company records derivative asset and liability positions on a gross basis with any collateral posted with or received from counterparties recorded separately within Restricted cash in the consolidated balance sheets. Certain derivatives that the Company has entered into are subject to master netting agreements with its counterparties, allowing for netting of the same transaction, in the same currency, on the same date.
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
December 31, 2023
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
•The real estate securities business focuses on investing in and asset managing real estate securities. Historically this business has focused primarily on CMBS, CRE CLO bonds, CDO notes, and other securities. As a result of the October 2021 acquisition of Capstead, the Company acquired a portfolio of ARM Agency Securities. The portfolio was completely divested by the third quarter of 2023.
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
Series H Preferred Stock
The Series H Preferred Stock ranks senior to the Common Stock and on parity with the Company’s 7.50% Series E Cumulative Redeemable Preferred Stock ("Series E Preferred Stock") with respect to priority in dividends and in the distribution of assets in the event of the liquidation, dissolution or winding-up of the Company. The liquidation preference of each share of Series H Preferred Stock is the greater of (i) $5,000 plus accrued and unpaid dividends, and (ii) the amount that would be received upon a conversion of the Series H Preferred Stock into the Common Stock.
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
On January 10, 2024, the Series H Preferred Stock was amended such that the mandatory conversion date was extended by one year, to January 21, 2025. Unless earlier converted, the Series H Preferred Stock will automatically convert into common stock at a rate of 299.2 shares of common stock per share of Series H Preferred Stock (subject to adjustments as described in the Articles Supplementary for the Series H Preferred Stock) on January 21, 2025. The holder of the Series H Preferred Stock has the right to convert up to 4,487 shares of Series H Preferred Stock one time in each calendar month through December 2024, upon 10 business days’ advance notice to the Company.
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
December 31, 2023
Series I Preferred Stock
On January 19, 2023, all of the 1,000 outstanding shares of the Series I Preferred Stock converted by their terms into 299.2 shares of common stock per share of Series I Preferred Stock.
Perpetual Preferred Stock—Series E Preferred Stock
The Series E Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. The Series E Preferred Stock ranks, with respect to rights to the payment of dividends and the distribution of assets upon its liquidation, dissolution or winding up, senior to the common stock and on a parity with the Series H Preferred Stock. The liquidation preference is $25.00 per share, plus an amount equal to any accumulated and unpaid dividends.
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
The Series E Preferred Stock is listed on the New York Stock Exchange under the symbol “FBRT PRE”.
Recently Issued Accounting Pronouncements
In March 2022, the FASB issued ASU 2022-02 "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures," or ASU 2022-02. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings ("TDR") and requires disclosure of current-period gross write-offs by year of loan origination. Additionally, ASU 2022-02 updates the accounting for credit losses under ASC 326 and adds enhanced disclosures with respect to loan refinancing and restructuring in the form of principal forgiveness, interest rate concessions, other-than-insignificant payment delays, or term extensions when the borrower is experiencing financial difficulties. On January 1, 2023, the Company adopted ASU 2022-02 on a prospective basis and the adoption had no significant or material impact to the Company's consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London interbank offered rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance is effective upon issuance and generally can be elected over time through December 31, 2024, as extended under ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. During the third quarter of 2023, the Company adopted ASU 2020-04. The adoption of ASU 2020-04 did not have a material impact on the Company's consolidated financial statements as of December 31, 2023.
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07. ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. We do not expect the adoption of ASU 2023-07 to have a material impact on our consolidated financial statements.
In December 2023, the FASB issued Accounting Standards Update, or ASU, 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09. ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. We do not expect the adoption of ASU 2023-09 to have a material impact on our consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 3 - Commercial Mortgage Loans
The following table is a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (dollars in thousands):

	December 31, 2023	December 31, 2022
Senior loans	$5,017,569	$5,251,464
Mezzanine loans	19,373	18,312
Total gross carrying value of loans	5,036,942	5,269,776
General allowance for credit losses	47,175	26,624
Specific allowance for credit losses (1)	—	14,224
Less: Allowance for credit losses	47,175	40,848
Total commercial mortgage loans, held for investment, net	$4,989,767	$5,228,928
________________________
(1) As of December 31, 2022, the Company recorded a specific reserve with respect to a retail loan designated as non-performing.
For the years ended December 31, 2023 and 2022, the activity in the Company's commercial mortgage loans, held for investment carrying values, was as follows (dollars in thousands):

	For the Years Ended
	December 31, 2023	December 31, 2022
Amortized cost, beginning of period	$5,269,776	$4,226,888
Acquisitions and originations	941,513	2,247,613
Principal repayments	(1,076,532)	(1,109,769)
Net fees capitalized into carrying value of loans	(5,242)	(13,775)
Discount accretion/premium amortization	13,016	12,614
Loans transferred from/(to) commercial real estate loans, held for sale	—	(9,296)
Transfer to real estate owned	(103,863)	(80,460)
Cost recovery	(1,726)	(4,039)
Amortized cost, end of period	5,036,942	5,269,776
Allowance for credit losses, beginning of period	(40,848)	(15,827)
General (provision)/benefit for credit losses	(20,551)	(10,797)
Specific (provision)/benefit for credit losses	(12,334)	(25,281)
Write offs from specific allowance for credit losses	26,558	11,057
Allowance for credit losses, end of period	(47,175)	(40,848)
Total commercial mortgage loans, held for investment, net	$4,989,767	$5,228,928
As of December 31, 2023 and 2022, the Company's total commercial mortgage loan, held for investment portfolio, was comprised of 144 and 161 loans, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Loan Portfolio by Collateral Type and Geographic Region
The following tables represent the composition by loan collateral type and region of the Company's commercial mortgage loans, held for investment portfolio (dollars in thousands):

	December 31, 2023		December 31, 2022
Loan Collateral Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$3,876,108	76.8%	$4,030,975	76.1%
Hospitality	670,274	13.3%	510,566	9.7%
Office	269,924	5.4%	405,705	7.7%
Industrial	73,724	1.5%	93,035	1.8%
Retail	34,000	0.7%	120,017	2.3%
Other	121,006	2.3%	128,676	2.4%
Total	$5,045,036	100.0%	$5,288,974	100.0%

	December 31, 2023		December 31, 2022
Loan Region	Par Value	Percentage	Par Value	Percentage
Southeast	$1,989,175	39.4%	$2,229,756	42.2%
Southwest	1,920,491	38.1%	1,763,492	33.3%
Mideast	455,739	9.0%	706,192	13.4%
Great Lakes	161,059	3.2%	162,162	3.1%
Far West	113,554	2.3%	234,891	4.4%
Other	405,018	8.0%	192,481	3.6%
Total	$5,045,036	100.0%	$5,288,974	100.0%
Allowance for Credit Losses
The following table presents the changes in the Company's allowance for credit losses for the years ended December 31, 2023 and 2022 (dollars in thousands):

		General Allowance for Credit Losses
	Specific Allowance for Credit Losses	Funded	Unfunded	Total	Total Allowance for Credit Losses
December 31, 2021	$—	$15,827	$243	$16,070	$16,070
Changes:
Provision/(Benefit)	25,281	10,797	37	10,834	36,115
Write offs	(11,057)	—	—	—	(11,057)
December 31, 2022	$14,224	$26,624	$280	$26,904	$41,128
Changes:
Provision/(Benefit)	12,334	20,551	853	21,404	33,738
Write offs	(26,558)	—	—	—	(26,558)
December 31, 2023	$—	$47,175	$1,133	$48,308	$48,308
Specific Allowance for Credit Losses
As of December 31, 2022, the Company identified a commercial mortgage loan, held for investment secured by a portfolio of retail properties (the “Walgreens Portfolio”), that was assigned a risk rating of “5” due to certain conditions that negatively impacted the underlying collateral property’s cash flows. The loan was evaluated in accordance with ASC 310 - Receivables and was determined to be a TDR. The Company elected the practical expedient collateral-dependent asset to measure the fair value of the underlying collateral, as of December 31, 2022, and recorded a specific provision for credit losses of $14.2 million based on the difference between the Company’s estimation of the fair value of the underlying collateral property, less costs to sell, and the loan’s amortized cost basis. As of December 31, 2022, the loan had a fully funded outstanding principal balance of $63.6 million, and carrying value of $46.1 million. During the first quarter of 2023, the Company recorded an additional $0.8 million specific allowance for credit losses on the loan and wrote off the remaining $15.1 million specific allowance for credit losses for the Walgreens Portfolio, net of $0.7 million recoveries recorded. All properties collateralized by the senior mortgage notes were assumed by the Company through foreclosures and deeds-in-lieu of foreclosure and correspondingly were transferred to Real estate owned, net of depreciation in the consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
In February 2020, the Company originated a first mortgage loan secured by an office property in Portland, OR. In February 2023, the fully committed $37.3 million senior loan was restructured as a result of financial difficulty to a $25.0 million committed senior loan. In connection with the restructuring, the Company committed a $10.1 million mezzanine note. In accordance with the adoption of ASU 2022-02, the restructuring was classified as a continuation of an existing loan on the senior loan and new loan for the mezzanine note. During the second quarter of 2023, the Company assigned the senior and mezzanine notes a risk rating of "5" and placed the loan on cost recovery status. The Company elected to apply a practical expedient for collateral dependent assets in which the allowance for credit losses is calculated as the difference between the estimated fair value of the underlying collateral, less estimated cost to sell, and the amortized cost basis of the loan. As a result, the Company recorded a specific allowance for credit losses of $11.9 million on this loan in the second quarter of 2023 and subsequently wrote off this specific allowance for credit losses in the same quarter. During the third quarter of 2023, the Company foreclosed upon the mortgage notes through deed-in-lieu of foreclosure. The carrying value of the loan at the time of repossession was $20.3 million, net of cost recoveries totaling $1.1 million. In connection therewith, the underlying collateral assets were reclassified to Real estate owned, net of depreciation in the consolidated balance sheets as a result of deed-in-lieu. The transfer was evaluated to be an asset acquisition in accordance with ASC 805. See Note 5 - Real Estate Owned.
General Allowance for Credit Losses
The Company recorded an increase in its general allowance for credit losses during the year ended December 31, 2023 of $21.4 million. The primary driver for the higher reserve balance is due to a more pessimistic and conservative macro-economic outlook since the end of the prior year slightly offset by a decrease in the overall portfolio of commercial mortgage loans, held for investment as of December 31, 2023. The Company recorded an increase in its general allowance for credit losses during the year ended December 31, 2022 of $10.8 million. The primary driver for the higher reserve balance is the change in economic outlook since the end of the prior year coupled with the increase in overall portfolio of commercial mortgage loans, held for investment as of December 31, 2022.
Past Due Status
The following table presents a summary of the loans amortized cost basis as of December 31, 2023 (dollars in thousands):

	Current	Less than 90 days past due	90 or more days past due (1)	Total
As of December 31, 2023	$4,837,414	$136,139	$63,389	$5,036,942
________________________
(1) This is comprised of (i) $27.4 million of outstanding principal amount of a mortgage loan collateralized by self storage properties which was paid down subsequent to December 31, 2023 and (ii) $35.9 million outstanding principal amount of a mortgage loan collateralized by multifamily properties which was designated as non-performing and, subsequent to December 31, 2023, all past due accrued interest was collected.
Non-performing Status
The following table presents the amortized cost basis of our non-performing loans as of December 31, 2023 and 2022 (dollars in thousands):

	December 31, 2023	December 31, 2022
Non-performing loan amortized cost at beginning of year, January 1	$117,379	$57,075
Addition of non-performing loan amortized cost	118,647	60,304
Less: Removal of non-performing loan amortized cost	157,841	—
Non-performing loan amortized cost end of period (1)	$78,185	$117,379
________________________
(1) As of December 31, 2023 and 2022, the Company had two and two loans, respectively, designated as non-performing. No specific allowances for credit losses were determined for the 2 loans on non-performing status as of December 31, 2023.
As of December 31, 2023, the two designated non-performing loans were both collateralized by multifamily properties.
Loan Credit Characteristics, Quality and Vintage
As part of the Company's process for monitoring the credit quality of its commercial mortgage loans, excluding those held for sale, measured at fair value, it performs a quarterly loan portfolio assessment and assigns risk ratings to each of its loans. The loans are scored on a scale of 1 to 5 as described in Note 2 - Summary of Significant Accounting Policies.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Commercial mortgage loans, held for investment in the consolidated balance sheets, are assigned an initial risk rating of 2. As of December 31, 2023 and 2022, the weighted average risk rating of loans was 2.3 and 2.2, respectively.
The following tables present the par value and amortized cost of our commercial mortgage loans, held for investment as of December 31, 2023 and 2022, by the Company’s internal risk rating and year of origination (dollars in thousands):

December 31, 2023
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Total Par Value	2023	2022	2021	2020	2019	Prior	Total Amortized Cost	% of Portfolio
1	—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2	111	3,897,680	694,228	1,256,509	1,724,734	105,477	73,743	35,734	3,890,424	77.2%
3	27	875,449	2,379	273,097	468,244	74,729	—	56,362	874,811	17.4%
4	6	271,907	—	141,740	87,126	—	42,840	—	271,707	5.4%
5	—	—	—	—	—	—	—	—	—	—%
Total	144	$5,045,036	$696,607	$1,671,346	$2,280,104	$180,206	$116,583	$92,096	$5,036,942	100.0%
					Allowance for credit losses				(47,175)
						Total carrying value, net			$4,989,767

December 31, 2022
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Total Par Value	2022	2021	2020	2019	2018	Prior	Total Amortized Cost	% of Portfolio
1	—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2	141	4,783,568	1,778,691	2,483,120	315,269	115,673	75,467	—	4,768,220	90.6%
3	15	281,071	—	167,707	36,655	54,631	—	21,792	280,785	5.3%
4	4	160,695	32,305	—	36,356	—	34,731	57,075	160,467	3.0%
5	1	63,640	60,304	—	—	—	—	—	60,304	1.1%
Total	161	$5,288,974	$1,871,300	$2,650,827	$388,280	$170,304	$110,198	$78,867	$5,269,776	100.0%
					Allowance for credit losses				(40,848)
						Total carrying value, net			$5,228,928
Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
As of December 31, 2023 the Company did not hold any commercial mortgage loans, held for sale. As of December 31, 2022, the contractual principal balance outstanding of commercial mortgage loans, held for sale, measured at fair value was $15.6 million which was comprised of two loans. As of December 31, 2022, none of the Company's commercial mortgage loans, held for sale, measured at fair value were in default or greater than ninety days past due.
The following tables represent the composition by loan collateral type and region of the Company's commercial mortgage loans, held for sale, measured at fair value (dollars in thousands):

	December 31, 2023		December 31, 2022
Loan Collateral Type	Par Value	Percentage	Par Value	Percentage
Retail	—	—%	$12,000	76.8%
Office	—	—%	3,625	23.2%
Total	$—	—%	$15,625	100.0%

	December 31, 2023		December 31, 2022
Loan Region	Par Value	Percentage	Par Value	Percentage
Southeast	$—	—%	$15,625	100.0%

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 4 - Real Estate Securities
Real Estate Securities Classified As Trading
As of December 31, 2023, the Company did not hold any real estate securities classified as trading.
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
During the year ended December 31, 2023, the carrying amount of the Company's ARMs portfolio declined due to (i) $17.6 million of principal paydowns, (ii) $218.2 million of sales, and (iii) $0.6 million of net trading losses, related to principal paydowns, changes in market values and sales of these securities. During the year ended December 31, 2022, the carrying amount of the Company's ARMs portfolio declined due to (i) $480.2 million of principal paydowns, (ii) $3.8 billion of sales, and (iii) $119.2 million of net trading losses related to principal paydowns, changes in market values and sales of these securities. The net trading gains/losses on ARM Agency Securities were included in Trading gain/(loss) in the consolidated statements of operations.
Real Estate Securities Classified As Available For Sale
The following is a summary of the Company's real estate securities, available for sale, measured at fair value as of December 31, 2023 and 2022 (dollars in thousands):

	CRE CLO Bonds
	Number of Bonds	Benchmark Interest Rate	Weighted Average Interest Rate	Weighted Average Contractual Maturity (years)	Par Value	Fair Value
December 31, 2023	7	1 Month SOFR	8.12%	12.2	$243,340	$242,569
December 31, 2022	7	1 Month SOFR	7.55%	15.4	$221,000	$221,025
The Company classified its CRE CLO bonds as available for sale and reports them at fair value in the consolidated balance sheets with changes in fair value recorded in Accumulated other comprehensive income/(loss) in the consolidated balance sheets.
The following table shows the amortized cost, allowance for expected credit losses, unrealized gain/(loss) and fair value of the Company's CRE CLO bonds by investment type as of December 31, 2023 and 2022 (dollars in thousands):

	Amortized Cost	Credit Loss Allowance	Unrealized Gain	Unrealized (Loss)	Fair Value
December 31, 2023	$243,272	$—	74	(777)	$242,569
December 31, 2022	$220,635	$—	$833	(443)	$221,025
As of December 31, 2023, the Company held seven CRE CLO bonds with an amortized cost basis of $243.3 million and a net unrealized loss of $0.7 million, five of which were held in a gross unrealized loss position of $0.8 million. As of December 31, 2022, the Company held seven CRE CLO bonds with an amortized cost basis of $220.6 million and a net unrealized gain of $0.39 million, three of which were held in a gross unrealized loss position of $0.44 million. As of December 31, 2023 and 2022, zero positions had an unrealized loss for a period greater than twelve months. As of December 31, 2023 and 2022, the fair value of the Company's CRE CLO bonds that were in an unrealized loss position for less than twelve months, and for which an allowance for credit loss has not been recorded was $184.2 million and $113.7 million, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 5 - Real Estate Owned
Real Estate Owned, Held for Investment
The following table summarizes the Company's real estate owned, held for investment assets as of December 31, 2023 and 2022 (dollars in thousands):

As of December 31, 2023
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021(1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(5,179)	$85,444
August 2023(2)	Office	Portland, OR	16,479	2,065	—	(13)	18,531
October 2023(3)	Multifamily	Lubbock, TX	1,618	10,076	185	(24)	11,855
			$21,533	$96,400	$3,113	$(5,216)	$115,830
________________________
See notes below.

As of December 31, 2022
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021(1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(2,877)	$87,746
Various(4)	Retail	Various	9,105	31,036	—	(115)	40,026
			$12,541	$115,295	$2,928	$(2,992)	$127,772
________________________
(1) In the third quarter of 2021, the Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, Jeffersonville Member, LLC (the “Jeffersonville JV”) to acquire a triple net lease property in Jeffersonville, GA. Refer to Note 11 - Related Party Transactions and Arrangements for details.
(2) In August 2023, the Company obtained, through deed-in-lieu of foreclosure, an office property located in Portland, OR in lieu of repayment of the associated loan.
(3) In October 2023, the Company obtained, through deed-in-lieu of foreclosure, a multifamily property located in Lubbock, TX in lieu of repayment of the associated loan.
(4) As of December 31, 2023 and 2022, the Company foreclosed upon 24 and ten retail properties respectively, located throughout the United States of America. During the year ended December 31, 2023, the Company classified the entire portfolio consisting of the 24 retail properties as Real estate owned, held for sale in the consolidated balance sheets as discussed in the paragraphs below. Refer to Note 11 - Related Party Transactions and Arrangements for details.
Depreciation expense for the years ended December 31, 2023 and 2022 totaled $3.3 million and $2.4 million, respectively.
Real Estate Owned, Held for Sale
The following table summarizes the Company's Real estate owned, held for sale assets and liabilities as of December 31, 2023 and 2022 (dollars in thousands):

		As of December 31, 2023
Property Type	Primary Location(s)	Assets, Net	Liabilities, Net
Retail	Various	$103,657	$12,297

		As of December 31, 2022
Property Type	Primary Location(s)	Assets, Net	Liabilities, Net
Multifamily	New Rochelle, NY	$23,520	$—
Office	St. Louis, MO	12,977	—
		$36,497	$—

During the year ended December 31, 2022, the Company entered into agreements with two borrowers to voluntarily transfer their assets in exchange for the removal of the borrowers' obligation to repay all of the associated commercial mortgage

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
loans receivable with an amortized cost of $36.9 million, in aggregate, provided by the Company. One of the voluntary transfers collateralized by a multifamily portfolio was the result of the borrower experiencing financial difficulty and the recorded investment in the receivable was more than the fair value, less estimated costs to sell, for the collateral collected. Therefore, the voluntary transfer qualified as a TDR. The Company accounted for both voluntary transfers and the real estate owned acquired as asset acquisitions. The voluntary transfers resulted in a total realized loss of $0.4 million, in aggregate, and was recognized in Realized (gain)/loss on sale of commercial mortgage loan, held for sale in the consolidated statements of operations for the year ended December 31, 2022. As of December 31, 2022, the Company designated the properties included within the real estate owned business segment as held for sale in accordance with ASC 360. As of December 31, 2022, the Company recognized an unrealized loss of $0.7 million on real estate owned, held for sale assets resulting in a carrying value of $36.5 million, in aggregate. During the year ended December 31, 2023, the Company sold the two properties for an aggregate amount of $34.8 million resulting in a total loss of $3.3 million included in Gain/(loss) on other real estate investments in the consolidated statements of operations.
In November 2022, the Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, BSPRT Walgreens Portfolio, LLC (the "Walgreens JV") to assume the retail Walgreens Portfolio consisting of 24 retail properties with various locations throughout the United States. Refer to Note 11 - Related Party Transactions and Arrangements. As of December 31, 2022, through foreclosures, the Company had acquired ten of the 24 properties, and subsequently acquired the remaining 14 properties during the year ended December 31, 2023. During the third quarter of 2023, the Company classified the real estate owned assets and liabilities as held for sale in accordance with ASC 360 - Property, Plant, and Equipment and recognized an impairment loss of $4.0 million included in Gain/(loss) on other real estate investments in the consolidated statements of operations. Refer to Note 12 - Fair Value of Financial Instruments for discussion on the properties fair value measurement. In addition, the Company sold one of the retail properties in the portfolio in September 2023, resulting in a loss of $22 thousand included in Gain/(loss) on other real estate investments in the consolidated statements of operations. As of December 31, 2023, the Company's real estate owned held for sale assets consisted of the remaining 23 retail properties in the Walgreens Portfolio.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 6 - Leases
Intangible Lease Assets and Liabilities, Held for Investment
The following table summarizes the Company's identified intangible lease assets (primarily in-place leases) and liabilities (primarily below-market leases) recognized in the consolidated balance sheets as of December 31, 2023 and 2022 (dollars in thousands):

Identified intangible assets:	December 31, 2023	December 31, 2022
Gross amount	$49,285	$58,542
Accumulated amortization	$(6,492)	(3,711)
Total, net	42,793	$54,831

Identified intangible liabilities:
Gross amount	$—	$6,507
Accumulated amortization	—	(79)
Total, net	$—	$6,428
Rental Income
Rental income for the years ended December 31, 2023 and 2022 totaled $17.9 million and $9.6 million, respectively. Rental income is included in Revenue from real estate owned in the consolidated statements of operations.
The following table summarizes the Company's schedule of future minimum rents on its real estate owned, held for investment properties, to be received under the lease (dollars in thousands):

Future Minimum Rents	December 31, 2023
2024	$8,616
2025	8,374
2026	8,539
2027	8,710
2028	8,884
2029 and beyond	97,388
Total future minimum rent	$140,511
Amortization Expense
Intangible lease assets are amortized using the straight-line method over the remaining term of the lease. The weighted average life of the intangible assets as of December 31, 2023 is approximately 14.8 years. Amortization expense for the years ended December 31, 2023 and 2022 totaled $3.8 million and $3.0 million, respectively.
Amortization of acquired below (above) market leases, net of acquired above-market leases, resulted in a decrease to rental revenues of $0.9 million for the year ended December 31, 2023 and an increase to rental revenues of $0.1 million for the year ended December 31, 2022, respectively.
The following table summarizes the Company's expected amortization of other identified intangible assets, net over the next five years, exclusive of intangible assets that are held for sale, assuming no further acquisitions or dispositions (dollars in thousands):

Amortization Expense - Other identified intangible assets	December 31, 2023
2024	$2,880
2025	2,880
2026	2,880
2027	2,880
2028	2,880

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 7 - Debt
Below is a summary of the Company's Repurchase facilities and revolving credit facilities - commercial mortgage loans ("Repo and Revolving Credit Facilities"), Mortgage note payable, Other financing and Unsecured debt as of December 31, 2023 and 2022 (dollars in thousands):

	As of December 31, 2023
Repo and revolving credit facilities - commercial mortgage loans(2):	Capacity	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility (3)	$500,000	$108,574	$22,401	7.90%	07/2026
Atlas Repo Facility (4)	600,000	52,864	6,603	7.68%	03/2024
WF Repo Facility (5)	400,000	71,730	9,580	7.85%	10/2025
Barclays Revolver Facility (6)	250,000	—	940	N/A	09/2024
Barclays Repo Facility (7)	500,000	66,539	11,616	7.22%	03/2025
Churchill Repo Facility (8)	225,000	—	30	N/A	N/A
Total	$2,475,000	$299,707	$51,170	7.70%
Mortgage note payable:
Debt related to our REO (9)	N/A	$23,998	$1,982	8.48%	10/2024
Other Financing
Other Financings (10)	N/A	$36,534	$5,330	7.36%	Various(9)
Unsecured Debt (11)
Junior subordinated notes maturing in:
October 2035 (12)	N/A	$17,047	$1,940	9.15%	10/2035
December 2035	N/A	$39,550	$3,519	8.95%	12/2035
September 2036	N/A	$24,698	$2,199	8.95%	09/2036
Total/Weighted average	N/A	$81,295	$7,658	8.99%
________________________
See notes below.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

	As of December 31, 2022
Repo and revolving credit facilities - commercial mortgage loans(2):	Capacity	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility (3)	$500,000	$275,423	$11,773	7.42%	10/2024
Atlas Repo Facility (4)	600,000	168,046	8,676	7.12%	10/2023
WF Repo Facility (5)	500,000	79,807	7,492	7.11%	11/2023
Barclays Revolver Facility (6)	250,000	—	1,267	N/A	09/2023
Barclays Repo Facility (7)	500,000	157,583	8,997	6.75%	03/2025
Total	$2,350,000	$680,859	$38,205	7.16%
Mortgage note payable:
Debt related to our REO (9)	N/A	$23,998	$1,185	7.32%	10/2024
Other Financing
Other Financings (10)	N/A	$76,301	$3,069	6.17%	Various
Unsecured Debt (11)
Junior subordinated notes maturing in:
October 2035	N/A	$34,508	$2,046	8.25%	10/2035
December 2035	N/A	39,513	2,202	8.39%	12/2035
September 2036	N/A	24,674	1,375	8.39%	09/2036
Total/Weighted average	N/A	$98,695	$5,623	8.34%
________________________
(1) Represents year to date expense and includes amortization of deferred financing costs.
(2) The Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 60% to 75% of the principal amount of the mortgage loan being pledged. These loans are all floating rate at the Secured Overnight Financing Rate ("SOFR") plus an applicable spread. Additionally, the Repo and Revolving Credit Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of December 31, 2023 and December 31, 2022, the Company is in compliance with all debt covenants.
(3) On July 27, 2023, the Company extended the maturity date from October 6, 2023 to July 26, 2026 with a one-year extension option.
(4) During the first quarter of 2023, this repurchase facility was transferred from Credit Suisse to Atlas SP partners. On January 4, 2024, the Company extended the maturity date to January 5, 2026 with a one-year extension option. Additionally, the committed financing was decreased from $600 million to $350 million.
(5) On October 25, 2023, the committed financing was decreased from $500 million to $400 million. Additionally, the maturity date was extended to November 21, 2025. There are two more one-year extension options.
(6) The Company may increase the total commitment amount by an amount between $100 million and $150 million for three month intervals, on an unlimited basis prior to maturity. Additionally, on April 24, 2023, the Company extended the maturity date to September 20, 2024.
(7) There are two one-year extension options.
(8) On October 12, 2023, the Company entered into a master repurchase agreement ("MRA") with Churchill MRA Funding, with a maximum facility amount of $225 million.
(9) Relates to a mortgage note payable in Jeffersonville JV, a consolidated joint venture. The loan has a principal amount of $112.7 million of which $88.7 million of the loan is owned by the Company and was eliminated in our consolidated financial statements (see Note 5 - Real Estate Owned).
(10) Comprised of three note-on-note financings via participation agreements. From inception of the loan, the Company's outstanding loans could increase as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The weighted average contractual maturity date of these loans is August 2025.
(11) The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option. Interest paid on unsecured debt, including related derivative cash flows, totaled $7.7 million for the year ended December 31, 2023, compared to $5.7 million for the year ended December 31, 2022, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(12) During the year ended December 31, 2023, the Company had a realized a gain on extinguishment for debt in the amount of $4.4 million as a result of the repurchase of $17.5 million par value of the Company's unsecured debt during the first quarter of 2023 at a price equal to 75% of par value.
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
Below is a summary of the Company's MRAs as of December 31, 2023 and 2022 (dollars in thousands):

	As of December 31, 2023
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged (1)	Weighted Average Interest Rate	Weighted Average Days to Maturity
JP Morgan Securities LLC	$113,111	$6,717	$127,602	6.29%	15
Wells Fargo Securities, LLC	8,994	235	9,975	6.14%	5
Barclays Capital Inc.	51,950	3,371	58,250	6.19%	5
Total/Weighted Average	$174,055	$10,323	$195,827	6.25%	11

	As of December 31, 2022
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged (1)	Weighted Average Interest Rate	Weighted Average Days to Maturity
JP Morgan Securities LLC	$103,513	$1,281	$120,751	5.34%	22
Barclays Capital Inc.	119,351	1,646	144,778	5.18%	50
Total/Weighted Average	$222,864	$2,927	$265,529	5.25%	37
________________________
(1) Includes $27.9 million and $67.1 million of CLO notes, held by the Company, which is eliminated in Real estate securities, available for sale, measured at fair value in the consolidated balance sheets as of December 31, 2023 and 2022, respectively.
The Company did not have any outstanding repurchase agreements collateralized by real estate securities classified as trading as of December 31, 2023. Below is a summary of the Company's repurchase agreements collateralized by real estate securities classified as trading included in Repurchase agreements - real estate securities in the consolidated balance sheet as of December 31, 2022 (dollars in thousands):

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
Average repurchase agreements outstanding were $1.0 billion during the year ended December 31, 2022. Average repurchase agreements outstanding differed from respective year-end balances during the indicated periods primarily due to changes in portfolio levels and differences in the timing of portfolio acquisitions relative to portfolio runoff and asset sales. Interest paid on repurchase agreements, including related derivative payments, totaled $4.6 million and $8.5 million during the twelve months ended December 31, 2023 and 2022, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Collateralized Loan Obligation
The following table represents the terms of the notes issued by 2019-FL5 Issuer, 2021-FL6 Issuer, 2021-FL7 Issuer, 2022-FL8 Issuer, 2022-FL9 Issuer and 2023-FL10 Issuer (collectively the "CLOs"), as of December 31, 2023 and December 31, 2022:

	December 31, 2023
CLO Facility	Number of Loans in pool(1)	Benchmark Interest Rate(2)	Weighted Average Spread	Par Value	Par Value Outstanding (3)	Principal Balance of Collateralized Mortgage Assets	Maturity Dates
2021-FL6 Issuer	54	Term SOFR	1.43%	$584,500	$558,040	$673,289	3/15/2036
2021-FL7 Issuer	40	Term SOFR	1.64%	722,250	720,000	864,079	12/21/2038
2022-FL8 Issuer	46	AVG SOFR	1.72%	960,000	960,000	1,184,931	2/15/2037
2022-FL9 Issuer	51	Term SOFR	2.80%	670,637	670,639	800,638	5/15/2039
2023-FL10 Issuer	27	Term SOFR	2.57%	717,243	689,294	895,525	9/15/2035
				$3,654,630	$3,597,973	$4,418,462

	December 31, 2022
CLO Facility	Number of Loans in pool(1)	Benchmark interest rate(2)	Weighted Average Spread	Par Value	Par Value Outstanding (3)	Principal Balance of Collateralized Mortgage Assets	Maturity Dates
2019-FL5 Issuer	25	LIBOR	1.77%	$664,199	$210,339	$378,786	5/15/2029
2021-FL6 Issuer	58	LIBOR	1.42%	584,500	584,500	691,148	3/15/2036
2021-FL7 Issuer	39	LIBOR	1.64%	722,250	722,250	899,729	12/21/2038
2022-FL8 Issuer	39	AVG SOFR	1.72%	960,000	960,000	1,198,477	2/15/2037
2022-FL9 Issuer	50	Term SOFR	3.04%	670,637	670,639	797,545	5/15/2039
				$3,601,586	$3,147,728	$3,965,685
________________________
(1) Loan assets may be pledged towards one or multiple CLO pool.
(2) On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that LIBOR tenors relevant to 2019-FL5 Issuer, 2021- FL6 Issuer, and 2021-FL7 Issuer would cease to be published or no longer be representative after June 30, 2023. The Alternative Reference Rates Committee (the “ARRC”) interpreted this announcement to constitute a benchmark transition event. The benchmark index of 1M LIBOR interest rate converted from LIBOR to compounded SOFR, plus a benchmark adjustment of 11.448 basis points with a lookback period equal to the number of calendar days in the applicable interest accrual period plus two SOFR business days, conforming with the indenture agreement and recommendations from the ARRC. Compounded SOFR for any interest accrual period shall be the “30-Day Average SOFR” as published by the Federal Reserve Bank of New York on each benchmark determination date. On July 13, 2023, the Company converted the indices for 2021-FL6 Issuer and 2021-FL7 Issuer to 1M Term SOFR + 11.448 basis points and the applicable spreads remain unchanged.
(3) Excludes $495.0 million and $453.4 million, respectively, of CLO notes, held by the Company, which are eliminated in Collateralized loan obligations in the consolidated balance sheet as of December 31, 2023 and December 31, 2022, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
On July 17, 2023, the Company called all of the outstanding notes issued by BSPRT 2019-FL5 Issuer, Ltd., a wholly owned indirect subsidiary of the Company. The outstanding principal of the notes on the date of the call was $122.0 million. The Company recognized all the remaining unamortized deferred financing costs of $2.9 million recorded within the Realized gain/(loss) on extinguishment of debt in the consolidated statements of operations, which was a non-cash charge.
On September 28, 2023, BSPRT 2023-FL10 Issuer, LLC, a wholly-owned indirect subsidiary of the Company, entered into an indenture with the OP, as advancing agent, U.S. Bank Trust Company, National Association, as trustee and note administrator, and U.S. Bank National Association, as custodian and in other capacities, which governs the issuance of approximately $896.6 million principal balance secured floating rate notes, of which $573.8 million were purchased by third party investors and $322.8 million were purchased by a wholly-owned subsidiary of the OP. During the three months ended December 31, 2023, an additional $115.5 million was sold by the wholly-owned subsidiary to third party investors. As of December 31, 2023 $689.3 million was outstanding. In addition, concurrently with the issuance of the notes, BSPRT 2023-FL10 Issuer, LLC also issued 75,086 preferred shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share, which were not offered as part of closing the indenture. For U.S. federal income tax purposes, BSPRT 2023-FL10 Issuer, LLC is a disregarded entity.
The below table reflects the total assets and liabilities of the Company's outstanding CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of December 31, 2023 and 2022 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE. The VIE’s are non-recourse to the Company.

Assets (dollars in thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents (1)	$55,914	$43,246
Commercial mortgage loans, held for investment, net (2)	4,379,760	$3,942,918
Accrued interest receivable	23,927	$15,444
Total Assets	$4,459,601	$4,001,608

Liabilities
Notes payable (3)(4)	$4,092,971	$3,601,102
Accrued interest payable	15,171	$10,582
Total Liabilities	$4,108,142	$3,611,684
________________________
(1) Includes $55.1 million and $42.5 million of cash held by the servicer related to CLOs as of December 31, 2023 and 2022, respectively.
(2) The balance is presented net of allowance for credit losses of $32.6 million and $13.2 million as of December 31, 2023 and 2022, respectively.
(3) Includes $495.0 million and $453.4 million of CLO notes, held by the Company, which are eliminated in Collateralized loan obligation in the consolidated balance sheets as of December 31, 2023 and 2022, respectively.
(4) The balance is presented net of deferred financing cost and discount of $30.8 million and $19.2 million as of December 31, 2023 and 2022, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 8 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income/(loss) is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands, except share and per share data):

	Year Ended December 31,
Numerator	2023	2022	2021
Net income/(loss)	$144,509	$14,215	$25,702
Net (income)/loss from non-controlling interest	706	216	—
Less: Preferred stock dividends	26,993	41,741	33,587
Net income/(loss) attributable to common stock	118,222	(27,310)	(7,885)
Less: Participating securities' share in earnings	1,162	—	—
Net income/(loss) attributable to common shareholders (for basic and diluted earnings per share)	$117,060	$(27,310)	$(7,885)

	Year Ended December 31,
Denominator	2023	2022	2021
Weighted-average common shares outstanding for basic earnings per share	82,307,970	71,628,365	43,419,209
Effect of dilutive shares(1):
Unvested restricted shares and stock units	—	—	15,251
Weighted-average common shares outstanding for diluted earnings per share	82,307,970	71,628,365	43,434,731

Basic earnings per share	$1.42	$(0.38)	$(0.18)
Diluted earnings per share	$1.42	$(0.38)	$(0.18)
________________________
(1) The effect of the weighted average dilutive shares excluded restricted shares and restricted stock units for the years ended December 31, 2023 and 2022 of 191,324 and 476,653, respectively, as the effect was anti-dilutive. Additionally, the effect of the weighted average dilutive shares excluded the common equivalent of convertible preferred shares for the year-ended December 31, 2023 and 2022 of 5,385,254 and 17,521,845, respectively, as the effect was anti-dilutive.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 9 - Redeemable Convertible Preferred Stock and Equity Transactions
The following table presents the summary of the Company's outstanding shares of redeemable convertible preferred stock, perpetual preferred stock, and common stock as of December 31, 2023 and 2022 (in thousands, except share and per share amounts):

	Balance as of		Shares Outstanding as of		Fourth Quarter 2023 Dividend Per Share (1)
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Redeemable Convertible Preferred Stock:
Series H Preferred Stock (2)	$89,748	$89,748	17,950	17,950	$106.22
Series I Preferred Stock (3)	$—	$5,000	—	1,000	$—
Perpetual Preferred Stock:
Series E Preferred Stock	$258,742	$258,742	10,329,039	10,329,039	$0.46875
Common Stock:
Common Stock - at par value (4)(5)	$820	$826	82,751,913	82,992,784	$0.355
________________________
(1) As declared by the Company's board of directors.
(2) On January 10, 2024, the Series H Preferred Stock was amended such that the mandatory conversion date was extended by one year, to January 21, 2025. Unless earlier converted, the Series H Preferred Stock will automatically convert into common stock at a rate of 299.2 shares of common stock per share of Series H Preferred Stock (subject to adjustments as described in the Articles Supplementary for the Series H Preferred Stock) on January 21, 2025. The holder of the Series H Preferred Stock has the right to convert up to 4,487 shares of Series H Preferred Stock one time in each calendar month through December 2024, upon 10 business days’ advance notice to the Company.
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
(5) During the year ended December 31, 2023, the Company repurchased 1,026,105 shares of Common Stock at a net average price of $12.19 per share, for a total of $12.5 million. All of these shares were retired upon settlement, reducing the total outstanding shares as of December 31, 2023. See discussion in the "Stock Repurchases" section below.
During the year ended December 31, 2023 and 2022, the Company paid an aggregate of $118.0 million and $87.8 million, respectively, of common stock distributions comprised of quarterly common dividends of $0.355 per share.
Stock Repurchases
The Company’s board of directors has authorized a $65 million share repurchase program of the Company’s common stock. The Company’s share repurchase program authorizes share repurchases at prices below the most recently reported book value per share as determined in accordance with GAAP. Repurchases made under the program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any purchases by the Company will be determined by the Company in its reasonable business judgment and consistent with the exercise of its legal duties and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company's share repurchase program will remain open until at least December 31, 2024, or until the capital committed to the applicable repurchase program has been exhausted, whichever is sooner. Repurchases under the Company’s share repurchase program may be suspended from time to time at the Company’s discretion without prior notice. As of December 31, 2023, the Company had $35.9 million remaining under the share repurchase program.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The following table is a summary of the Company’s repurchase activity of its common stock during the year ended December 31, 2023 (in thousands, except share amounts):

	Year Ended December 31, 2023
	Shares	Amount (1)(2)
Beginning of period, authorized repurchase amount		$48,421
Repurchases paid	1,026,105	(12,504)
Remaining as of December 31, 2023		$35,917
________________________
(1) For the year ended December 31, 2023, the net average purchase price was 12.19 per share.
(2) Amount includes commissions paid associated with share repurchases.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company has adopted a dividend reinvestment and direct stock purchase plan ("DRIP") under which we registered and reserved for issuance, in the aggregate, 63,000,000 shares of common stock. Under the dividend reinvestment component of this plan, the Company's common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of common stock. The direct stock purchase component allows stockholders, subject to the Company's approval, to purchase shares of common stock directly from us. During the years ended December 31, 2023, 2022 and 2021, the Company issued 61,866 shares, 72,764 shares and zero shares, respectively, of common stock under the dividend reinvestment component of DRIP. As of December 31, 2023, 62,865,370 shares remained available for issuance under the DRIP.
At-the-Market Sales Agreement
On April 14, 2023, the Company established a $200 million at-the-market offering program ("ATM program") by entering into a Sales Agreement (the "Sales Agreement") with a financial syndicate as sales agents (the "Agents"), pursuant to which the Company may sell, from time to time, and at various prices, through the Agents, shares of the Company's common stock. Sales, if any, of the common stock made through the Agents, pursuant to the Sales Agreement, may be made in "at the market" offerings (as defined in Rule 415 under the Securities Act of 1933, as amended), by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise, at market prices prevailing at the time of sale, in block transactions, in negotiated transactions, in any manner permitted by applicable law or as otherwise as may be agreed by the Company and any Agent.
As of December 31, 2023, the Company has not sold any shares of common stock under its ATM program, and sales of common stock with an aggregate sales price of $200 million remained available for issuance under the Sales Agreement.
Note 10 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of December 31, 2023 and 2022, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	December 31, 2023		December 31, 2022
2023	$9,694	(1)	$73,921
2024	117,411		312,009
2025	131,579		70,429
2026	28,525		8,579
2027 and beyond	684		1,050
	$287,893		$465,988
________________________
(1) The balance relates to four loans that are subject to modification as of December 31, 2023.
The borrowers are generally required to meet or maintain certain metrics in order to qualify for the unfunded commitment amounts.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
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
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the years ended December 31, 2023, 2022 and 2021 and the associated payable as of December 31, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,			Payable as of December 31,
	2023	2022	2021	2023	2022
Acquisition expenses (1)	$1,241	$1,360	$1,203	$—	$—
Administrative services expenses	14,440	12,928	7,658	3,447	3,526
Asset management and subordinated performance fee	33,847	26,157	28,110	15,014	8,843
Other related party expenses (2)(3)	1,192	875	355	855	3,060
Total related party fees and reimbursements	$50,720	$41,320	$37,326	$19,316	$15,429
________________________
(1) Total acquisition fees and expenses paid during the years ended December 31, 2023, 2022 and 2021 were $5.8 million, $11.7 million and $15.0 million respectively, of which $4.6 million, $10.3 million and $13.8 million were capitalized in Commercial mortgage loans, held for investment and Real estate securities, available for sale, measured at fair value in the consolidated balance sheets for the years ended December 31, 2023, 2022 and 2021.
(2) These are related to reimbursable costs incurred related to the increase in loan origination activities and are included in Other expenses in the consolidated statements of operations.
(3) As of December 31, 2023 and December 31, 2022, the related party payables include $0.7 million and $2.9 million of payments made by the Advisor to third party vendors on behalf of the Company.
The payables as of December 31, 2023 and 2022 in the table above are included in Due to affiliates in the consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Other Transactions
In the third quarter of 2021, the Company and an affiliate of the Company entered into the Jeffersonville JV to acquire a $139.5 million triple net lease property in Jeffersonville, GA. The Company has a 79% interest in the Jeffersonville JV, while the affiliated fund has a 21% interest. The Company invested a total of $109.8 million, made up of $88.7 million in debt and $21.1 million in equity, representing 79% of the ownership interest in the Jeffersonville JV. The affiliated fund made up the remaining $29.8 million composed of a $24.0 million mortgage note payable and $5.8 million in non-controlling interest. The Company has majority control of Jeffersonville JV and, therefore, consolidates the accounts of Jeffersonville JV in its consolidated financial statements. The Company's $88.7 million mortgage note payable to Jeffersonville JV is eliminated in consolidation (see Note 7 - Debt).
Pursuant to the Company's 2021 Incentive Plan, in the first quarter of 2023, the Company issued awards of restricted stock units to its officers and certain other personnel of the Advisor who provide services to the Company under the Advisory Agreement.
As of December 31, 2023, our commercial mortgage loans, held for investment, includes an aggregate of $124.1 million carrying value of loans to affiliates of our Advisor. The Company recognized $10.0 million and $5.0 million in interest income from these loans for the year ended December 31, 2023 and 2022 respectively, in the consolidated statements of operations.
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
As of December 31, 2023, there were 4,526,704 shares of common stock remaining available for issuance under the Company's 2021 Incentive Plan. The Board may amend, suspend or terminate the 2021 Incentive Plan at any time; provided that no amendment, suspension or termination may impair rights or obligations under any outstanding award without the participant’s consent or violate the 2021 Incentive Plan’s prohibition on repricing. The Company's previous plan, the RSP, expired on February 7, 2023.
Service-based Restricted Stock and Restricted Stock Units
In accordance with the 2021 Incentive Plan, the Company issued awards of RSUs to its officers and certain other personnel of the Advisor who provide services to the Company under the Advisory Agreement.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Restricted Stock and RSU activity issued under the RSP and 2021 Incentive Plan for the years ended December 31, 2023 and 2022 are summarized below:

	Shares Outstanding				Fourth Quarter 2023 Weighted Average Grant Date Fair Value
	For the Years Ended
	December 31, 2023		December 31, 2022
	RSP	2021 Incentive Plan	RSP	2021 Incentive Plan
Unvested equity awards outstanding at beginning of period	20,934	492,107	11,184	—	$14.11
Grants	—	481,189	28,143	492,107	14.20
Forfeitures	—	—	—	—	—
Vested	(20,934)	(164,039)	(18,393)	—	14.34
Unvested equity awards outstanding at end of period	—	809,257	20,934	492,107	$14.11
The Company recognized compensation expense associated with equity awards of $4.8 million and $2.5 million during the years ended December 31, 2023 and 2022, respectively, which is included in Share-based compensation in the consolidated statements of operations. Unrecognized estimated compensation expense for these awards totaled $7.1 million as of December 31, 2023 to be expensed over a weighted average period of 1.3 years. The fair value of equity awards that vested during the year ended December 31, 2023 was $2.7 million.
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
Financial Instruments Measured at Fair Value on a Recurring Basis
CRE CLO bonds, recorded in Real estate securities, available for sale, measured at fair value in the consolidated balance sheets are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, and recent trades of similar real estate securities. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
classified in either Level II or Level III of the fair value hierarchy. The Company obtains third party pricing for determining the fair value of each CRE CLO investment, resulting in a Level II classification.
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
Other real estate investments, measured at fair value in the consolidated balance sheets are valued using unobservable inputs. The Company engaged the services of a third party independent valuation firm to determine fair value of certain investments, including preferred equity investments, held by the Company. Fair value is determined using a discounted cash flow model that primarily considers changes in interest rates and credit spreads, weighted average life and current performance of the underlying collateral. The Company classified the other real estate investments, measured at fair value as Level III.
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no material transfers between levels within the fair value hierarchy during the year ended December 31, 2023. Material transfers between levels within the fair value hierarchy during the year ended December 31, 2022 were specifically related to the transfer of ARM Agency Securities from Level II to Level III.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of December 31, 2023 and 2022 (dollars in thousands). The Company did not have any liabilities carried at fair value as of December 31, 2023.

	December 31, 2023
	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$242,569	$—	$242,569	$—
Total assets, at fair value	$242,569	$—	$242,569	$—

	December 31, 2022
	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$221,025	$—	$221,025	$—
Real estate securities, trading, measured at fair value	235,728	—	—	235,728
Commercial mortgage loans, held for sale, measured at fair value	15,559	—	—	15,559
Credit default swaps	234	—	234	—
Interest rate swaps	90	—	90	—
Treasury note futures	91	91	—	—
Total assets, at fair value	$472,727	$91	$221,349	$251,287

Liabilities, at fair value
Credit default swaps	$64	$—	$64	$—
Total liabilities, at fair value	$64	$—	$64	$—
Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. As a result, the unrealized gains and losses for assets and liabilities within the Level III category may include changes in fair value that were attributable to both observable and unobservable inputs. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of December 31, 2023 and 2022 (dollars in thousands).
The following table contains the Level III inputs used to value assets and liabilities on a recurring and nonrecurring basis or where the Company discloses fair value as of December 31, 2022. The Company did not hold any applicable positions as of December 31, 2023.

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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets. The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of December 31, 2023 and 2022 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	December 31, 2023
	Commercial mortgage loans, held for sale, measured at fair value	Real estate securities, trading, measured at fair value
Beginning balance, January 1, 2023	$15,559	$235,728
Transfers into Level III (1)	—	—
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loan, held for sale	3,873	—
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	44	—
Trading gain/(loss)	—	(605)
Originations	102,500	—
Sales / paydowns	(121,976)	(235,123)
Transfers out of Level III (1)	—	—
Ending balance, December 31, 2023	$—	$—
________________________
(1) There were no transfers in or out of Level III as of December 31, 2023.

	December 31, 2022
	Commercial mortgage loans, held for sale, measured at fair value	Real estate securities, trading, measured at fair value	Other real estate investments, measured at fair value
Beginning balance, January 1, 2022	$34,718	$—	$2,074
Transfers into Level III (1)	—	4,566,871	—
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loan, held for sale	2,358	—	—
Realized gain/(loss) on sale of available for sale trading securities	—	—	(33)
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	(511)	—	4
Trading gain/(loss)	—	(119,220)	—
Originations	366,692	—	—
Sales / paydowns	(387,698)	(4,211,923)	(2,045)
Transfers out of Level III (1)	—	—	—
Ending balance, December 31, 2022	$15,559	$235,728	$—
________________________
(1) Transfers into Level III include transfers related to ARM Agency Securities transferred from Level II. There were no transfers out of Level III as of December 31, 2022.
The fair value of cash and cash equivalents and restricted cash are measured using observable quoted market prices, or Level I inputs and their carrying value approximates their fair value. The fair value of borrowings under repurchase agreements approximate their carrying value in the consolidated balance sheets due to their short-term nature and are measured using Level III inputs.
Financial Instruments Measured at Fair Value on a Nonrecurring Basis
Real Estate Owned, held for sale, recorded in Real estate owned, held for sale in the consolidated balance sheets are

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
valued at fair value on a non-recurring basis in accordance with ASC 820. As of December 31, 2023 and 2022, there were no Real estate owned, held for sale assets measured at fair value on a nonrecurring basis in the consolidated balance sheets.
As of September 30, 2023, our Real estate owned, held for sale assets and liabilities, measured at fair value on a nonrecurring basis in the consolidated balance sheets, had an aggregate fair value of $91.4 million, net, that represented the remaining 23 retail properties in the Walgreens Portfolio and were written down to estimated fair value less cost to sell for impairment purposes and were classified as Level III investments. The significant unobservable inputs utilized in the analysis were the exit capitalization rates, which ranged from 5.00%-5.75%.
Financial Instruments Not Measured at Fair Value
The Company's financial assets and liabilities that are not reported at fair value in the consolidated balance sheets are reported below as of December 31, 2023 and 2022 (dollars in thousands):

		December 31, 2023			December 31, 2022
		Level	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value
Commercial mortgage loans, held for investment (1)	Asset	III	$5,036,942	$5,010,580	III	$5,269,776	$5,278,495
Collateralized loan obligation (2)	Liability	II	3,567,166	3,521,274	III	3,121,983	3,055,810
Mortgage note payable	Liability	III	23,998	23,998	III	23,998	23,998
Other financings	Liability	III	36,534	36,534	III	76,301	76,301
Unsecured debt	Liability	III	81,295	64,900	III	98,695	66,300
________________________
(1) The carrying value is gross of $47.2 million and $40.8 million of allowance for credit losses as of December 31, 2023 and 2022, respectively.
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
Repurchase agreements - commercial mortgage loans of $299.7 million and $680.9 million as of December 31, 2023 and 2022, respectively, and repurchase agreements - real estate securities of $174.1 million and $440.0 million as of December 31, 2023 and 2022, respectively, are not carried at fair value and do not include accrued interest, which are presented in Note 7 – Debt. For these instruments, carrying value generally approximates fair value and are classified as Level III.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
As of December 31, 2023, there were no derivative instruments outstanding. The following derivative instruments were outstanding as of December 31, 2022 (dollars in thousands):

		Fair Value
Contract type	Notional	Assets	Liabilities

As of December 31, 2022
Credit default swaps	$18,000	$234	$64
Interest rate swaps	9,800	90	—
Treasury note futures	3,500	91	—
Total	$31,300	$415	$64
The following table indicates the net realized and unrealized gains and losses on derivatives, by primary underlying risk exposure, as included in the consolidated statements of operations for the year ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
Contract type	Unrealized gain/(loss)	Realized gain/(loss)	Unrealized gain/(loss)	Realized gain/(loss)	Unrealized gain/(loss)	Realized gain/(loss)
Credit default swaps	$41	$(36)	$147	$(405)	$101	$(650)
Interest rate swaps	(90)	672	(15,954)	59,499	7,070	(70)
Treasury note futures	(91)	362	(33)	939	231	1,478
Options	—	—	—	—	—	(274)
Total	$(140)	$998	$(15,840)	$60,033	$7,402	$484
The Company paired out of the entirety of its ARM portfolio-related swap agreements and does not hold any derivative positions related to the trading securities as of December 31, 2023 and 2022.
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
December 31, 2023
Note 15 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting and a net presentation of the Company's derivative instruments and repurchase agreements within the scope of ASC 210-20, Balance Sheet—Offsetting, as of December 31, 2023 and 2022 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets(1)	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral (2)	Net Amount
December 31, 2022
Derivative instruments, at fair value	$415	$—	$415	$—	$—	$415

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral (2)	Net Amount
December 31, 2023
Repurchase agreements, commercial mortgage loans	$299,707	$—	$299,707	$299,707	$—	$—
Repurchase agreements, real estate securities	174,055	—	174,055	174,055	—	—
December 31, 2022
Repurchase agreements, commercial mortgage loans	$680,859	$—	$680,859	$680,859	$—	$—
Repurchase agreements, real estate securities	440,008	—	440,008	440,008	—	—
Derivative instruments, at fair value	64	—	64	—	64	—
________________________
(1) As of December 31, 2023, there were no assets which were presented gross within the scope of ASC 210-20, Balance Sheet—Offsetting.
(2) Included in Restricted cash in the consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 16 - Segment Reporting
The Company conducts its business through the following segments:
•The real estate debt business focuses on originating, acquiring and asset managing commercial real estate debt investments, including first mortgages, subordinate mortgages, mezzanine loans and participations in such loans.
•The real estate securities business focuses on investing in and asset managing real estate securities. Historically this business has focused primarily on CMBS, CRE CLO bonds, CDO notes, and other securities. As a result of the October 2021 acquisition of Capstead, the Company acquired a portfolio of ARM Agency Securities. The portfolio was completely divested by the third quarter of 2023.
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
Profit or loss on segment operations is measured by Net income/(loss) included in the consolidated statements of operations. The following table represents the Company's operations by segment for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

December 31, 2023	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$552,506	$530,116	$17,323	$2,244	$2,823
Revenue from real estate owned	17,021	—	—	—	17,021
Interest expense	305,577	288,327	14,118	1,150	1,982
Net income/(loss)	144,509	153,655	1,921	(10,506)	(561)
Total assets as of December 31, 2023	5,955,180	5,372,371	245,949	66,503	270,357

December 31, 2022
Interest income	$357,705	$320,546	$30,203	$6,956	$—
Revenue from real estate owned	9,655	—	—	—	9,655
Interest expense	160,526	146,493	11,203	1,643	1,187
Net income/(loss)	14,215	78,252	(69,155)	2,736	2,382
Total assets as of December 31, 2022	6,203,601	5,444,152	474,231	63,307	221,911

December 31, 2021
Interest income	$216,890	$189,090	$24,740	$3,060	$—
Revenue from real estate owned	4,759	—	—	—	4,759
Interest expense	56,193	50,132	3,682	992	1,387
Net income/(loss)	25,702	86,863	(85,381)	13,149	11,071
Total assets as of December 31, 2021	9,474,701	4,205,883	5,054,394	72,840	141,584
For the purposes of the table above, management fees have been allocated to the business segments using an agreed upon percentage of each respective segment's prior period equity. Administrative fees are derived from an agreed upon reimbursable amount based on employee time charged and allocated to the business segments.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
Note 17 - Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRSs, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but is instead taxed as a C corporations. For financial reporting purposes, the TRSs are consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRSs. Total (provision)/benefit for income taxes for the years ended December 31, 2023, 2022 and 2021 were $2.8 million, $0.4 million and $(3.6) million, respectively. As of December 31, 2023, our taxable REIT subsidiaries have an estimated $13.1 million of federal net operating loss ("NOL") carryforwards and $5.7 million of state and local NOL carryforwards. The NOL carryforwards are subject to certain limitations. The Company has analyzed and determined that future earnings of the Company's TRS are sufficient to support a conclusion that valuation allowance is not necessary as of December 31, 2023.
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
Components of the provision for income taxes consist of the following (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Current (provision)/benefit for income taxes
U.S. Federal	$(12)	$65	$(3,093)
State and local	(1)	167	(349)
Total current (provision)/benefit for income taxes	$(13)	$232	$(3,442)
Deferred (provision)/benefit for income taxes
U.S. Federal	$2,670	$99	$1
State and local	100	68	(158)
Total deferred (provision)/benefit for income taxes	$2,770	$167	$(157)
Total (provision)/benefit for income taxes	$2,757	$399	$(3,599)
The tax characteristics of $1.42 distributions per share of Common Stock declared during 2023 was $1.42 ordinary income. The tax characteristics of the $1.88 per share of Series E Preferred Stock declared during 2023 was $1.88 ordinary income. The tax characteristics of the $1.42 per as-converted share of Series H Preferred Stock declared during 2023 was $1.42 ordinary income. The ordinary income per share of each stockholder represents the ordinary dividend that may be eligible for the 20% deduction applicable to qualified REIT dividends under Internal Revenue Code Section 199A.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023

Note 18 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K. The following activity took place subsequent to the year end:
Loan Activity: On February 7, 2024, we obtained, through deed-in-lieu of foreclosure, a multifamily property located in San Antonio, Texas. The loan had an amortized cost basis of $42.2 million as of December 31, 2023. On February 14, 2024, we sold the property for $42.8 million and fully recovered our loan basis.
Stock Repurchases: Subsequent to December 31, 2023, the Company repurchased 56,323 shares of common stock at a weighted average cost of $12.52 per share. As of February 7, 2024, $35.2 million remains available under the Company’s share repurchase program (see Part II, Item 5, "Purchases of Equity Securities by the Issuer and Affiliated Purchasers" for additional details).

FRANKLIN BSP REALTY TRUST, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2023
(Dollars in thousands)

Description	Property Type	Face Value	Amortized Cost	Principal amount subject to delinquent principal or interest (1)	Index (2)	Spread	Payment Terms	Maturity Date
Senior Debt 1	Hospitality	$4,586	$4,586	$—	Adj. 1 month SOFR Term	4.00%	Amortizing Balloon	3/9/2024
Senior Debt 2	Multifamily	35,212	35,212	—	1 month SOFR Term	4.50%	Interest Only	9/9/2024
Senior Debt 3	Hospitality	21,796	21,796	—	1 month SOFR Term	4.25%	Amortizing Balloon	3/9/2024
Senior Debt 4	Office	13,937	13,937	—	1 month SOFR Term	5.50%	Amortizing Balloon	9/9/2024
Senior Debt 5	Office	41,185	41,185	—	1 month SOFR Term	3.56%	Amortizing Balloon	5/9/2024
Senior Debt 6	Hospitality	18,398	18,398	—	1 month SOFR Term	3.84%	Amortizing Balloon	1/9/2024
Senior Debt 7	Hospitality	12,900	12,900	—	1 month SOFR Term	4.41%	Amortizing Balloon	10/9/2025
Senior Debt 8	Hospitality	4,805	4,805	—	1 month SOFR Term	5.25%	Amortizing Balloon	5/9/2024
Senior Debt 9	Office	14,852	14,852	—	1 month SOFR Term	4.00%	Amortizing Balloon	12/9/2024
Senior Debt 10	Office	24,444	24,442	—	Adj. 1 month SOFR Term	4.35%	Interest Only	1/9/2024
Senior Debt 11	Manufactured Housing	1,301	1,301	—		5.50%	Amortizing Balloon	5/9/2025
Senior Debt 12	Self Storage	27,440	27,440	27,440	Adj. 1 month SOFR Term	5.00%	Interest Only	1/9/2024
Senior Debt 13	Office	17,103	17,103	—	Adj. 1 month SOFR Term	4.50%	Amortizing Balloon	10/9/2024
Senior Debt 14	Office	63,274	63,146	—		5.15%	Amortizing Balloon	10/9/2025
Senior Debt 15	Office	30,186	30,186	—	1 month SOFR Term	2.81%	Interest Only	10/9/2024
Senior Debt 16	Office	9,175	9,175	—	Adj. 1 month SOFR Term	5.00%	Interest Only	11/9/2024
Senior Debt 17	Multifamily	12,550	12,547	—	Adj. 1 month SOFR Term	4.55%	Interest Only	2/9/2024
Senior Debt 18	Multifamily	21,000	21,000	—	Adj. 1 month SOFR Term	4.60%	Interest Only	1/9/2024
Senior Debt 19	Office	10,855	10,855	—	1 month SOFR Term	5.56%	Amortizing Balloon	1/9/2024
Senior Debt 20	Office	44,913	44,892	—	Adj. 1 month SOFR Term	3.97%	Interest Only	3/9/2024
Senior Debt 21	Multifamily	34,476	34,457	—	1 month SOFR Term	8.00%	Interest Only	2/9/2024
Senior Debt 22	Hospitality	23,000	22,992	—	Adj. 1 month SOFR Term	5.79%	Interest Only	3/9/2024
Senior Debt 23	Multifamily	34,750	34,750	—	1 month SOFR Term	4.10%	Interest Only	3/9/2024
Senior Debt 24	Multifamily	55,000	55,000	—	1 month SOFR Term	4.00%	Interest Only	5/9/2024
Senior Debt 25	Multifamily	14,700	14,696	—	Adj. 1 month SOFR Term	3.39%	Interest Only	4/9/2024
Senior Debt 26	Multifamily	8,898	8,893	—	Adj. 1 month SOFR Term	3.80%	Interest Only	4/9/2024
Senior Debt 27	Multifamily	19,804	19,798	—	Adj. 1 month SOFR Term	3.60%	Interest Only	4/9/2024
Senior Debt 28	Multifamily	43,246	43,237	—	Adj. 1 month SOFR Term	2.95%	Interest Only	4/9/2026
Senior Debt 29	Hospitality	25,700	25,700	—	Adj. 1 month SOFR Term	5.60%	Interest Only	5/9/2024
Senior Debt 30	Mixed Use	32,500	32,500	—	Adj. 1 month SOFR Term	3.70%	Interest Only	7/9/2024
Senior Debt 31	Multifamily	75,927	75,901	—	Adj. 1 month SOFR Term	2.95%	Interest Only	4/9/2026
Senior Debt 32	Multifamily	20,450	20,426	—	Adj. 1 month SOFR Term	3.60%	Interest Only	5/9/2024
Senior Debt 33	Multifamily	30,320	30,310	—	Adj. 1 month SOFR Term	2.95%	Interest Only	4/9/2026
Senior Debt 34	Multifamily	35,466	35,459	—	Adj. 1 month SOFR Term	2.95%	Interest Only	4/9/2026
Senior Debt 35	Multifamily	33,588	33,582	—	Adj. 1 month SOFR Term	2.95%	Interest Only	4/9/2026
Senior Debt 36	Multifamily	152,112	151,644	—	1 month SOFR Term	4.55%	Interest Only	6/9/2024

Description	Property Type	Face Value	Amortized Cost	Principal amount subject to delinquent principal or interest (1)	Index (2)	Spread	Payment Terms	Maturity Date
Senior Debt 37	Hospitality	36,750	36,713	—	Adj. 1 month SOFR Term	6.25%	Interest Only	6/9/2024
Senior Debt 38	Multifamily	35,116	34,990	—	Adj. 1 month SOFR Term	8.00%	Interest Only	3/9/2025
Senior Debt 39	Multifamily	16,453	16,453	—	Adj. 1 month SOFR Term	3.75%	Interest Only	10/9/2024
Senior Debt 40	Multifamily	47,984	47,901	—	Adj. 1 month SOFR Term	3.15%	Interest Only	10/9/2024
Senior Debt 41	Multifamily	41,650	41,650	—	Adj. 1 month SOFR Term	3.40%	Interest Only	9/9/2024
Senior Debt 42	Multifamily	34,760	34,713	—	Adj. 1 month SOFR Term	3.64%	Interest Only	10/9/2024
Senior Debt 43	Multifamily	8,500	8,489	—	Adj. 1 month SOFR Term	3.75%	Interest Only	9/9/2024
Senior Debt 44	Multifamily	14,890	14,890	—	Adj. 1 month SOFR Term	3.15%	Interest Only	9/9/2024
Senior Debt 45	Multifamily	69,500	69,312	—	Adj. 1 month SOFR Term	3.25%	Interest Only	10/9/2024
Senior Debt 46	Multifamily	11,325	11,306	—	Adj. 1 month SOFR Term	3.75%	Interest Only	10/9/2024
Senior Debt 47	Multifamily	27,199	27,160	—	Adj. 1 month SOFR Term	3.20%	Interest Only	10/9/2024
Senior Debt 48	Hospitality	17,122	17,122	—	Adj. 1 month SOFR Term	5.25%	Interest Only	10/9/2024
Senior Debt 49	Multifamily	56,150	56,071	—	Adj. 1 month SOFR Term	3.10%	Interest Only	10/9/2024
Senior Debt 50	Multifamily	38,242	38,116	—	Adj. 1 month SOFR Term	2.90%	Interest Only	11/9/2026
Senior Debt 51	Multifamily	55,394	55,394	—	Adj. 1 month SOFR Term	3.10%	Interest Only	1/9/2024
Senior Debt 52	Multifamily	38,153	38,101	—	Adj. 1 month SOFR Term	2.90%	Interest Only	12/9/2024
Senior Debt 53	Multifamily	68,165	68,165	—	Adj. 1 month SOFR Term	2.85%	Interest Only	11/9/2024
Senior Debt 54	Multifamily	32,567	32,510	—	Adj. 1 month SOFR Term	3.25%	Interest Only	12/9/2024
Senior Debt 55	Multifamily	61,600	61,600	—	Adj. 1 month SOFR Term	3.35%	Interest Only	11/9/2024
Senior Debt 56	Multifamily	44,987	44,987	—	Adj. 1 month SOFR Term	3.00%	Interest Only	12/9/2024
Senior Debt 57	Multifamily	47,147	47,019	—	Adj. 1 month SOFR Term	2.75%	Interest Only	11/9/2025
Senior Debt 58	Multifamily	86,000	85,959	—	1 month SOFR Term	3.24%	Interest Only	3/9/2024
Senior Debt 59	Manufactured Housing	6,700	6,688	—	Adj. 1 month SOFR Term	4.50%	Interest Only	12/9/2024
Senior Debt 60	Multifamily	58,680	58,677	—	Adj. 1 month SOFR Term	3.45%	Interest Only	1/9/2024
Senior Debt 61	Multifamily	26,068	26,068	—	Adj. 1 month SOFR Term	2.90%	Interest Only	3/9/2024
Senior Debt 62	Multifamily	14,933	14,905	—	Adj. 1 month SOFR Term	3.20%	Interest Only	12/9/2024
Senior Debt 63	Multifamily	38,283	38,219	—	Adj. 1 month SOFR Term	3.00%	Interest Only	12/9/2024
Senior Debt 64	Multifamily	42,235	42,234	—	Adj. 1 month SOFR Term	2.90%	Interest Only	1/9/2024
Senior Debt 65	Multifamily	69,415	69,415	—	Adj. 1 month SOFR Term	2.88%	Interest Only	12/9/2024
Senior Debt 66	Multifamily	66,742	66,742	—	Adj. 1 month SOFR Term	2.88%	Interest Only	12/9/2024
Senior Debt 67	Multifamily	17,145	17,144	—	1 month SOFR Term	3.50%	Interest Only	1/9/2025
Senior Debt 68	Multifamily	59,232	59,175	—	Adj. 1 month SOFR Term	2.75%	Interest Only	12/9/2024
Senior Debt 69	Multifamily	22,240	22,239	—	1 month SOFR Term	2.96%	Interest Only	7/9/2024
Senior Debt 70	Multifamily	25,241	25,195	—	1 month SOFR Term	2.96%	Interest Only	1/9/2025
Senior Debt 71	Multifamily	32,428	32,425	—	1 month SOFR Term	3.20%	Interest Only	1/9/2024
Senior Debt 72	Multifamily	78,416	78,167	—	1 month SOFR Term	3.45%	Interest Only	1/9/2027
Senior Debt 73	Multifamily	81,247	81,164	—	1 month SOFR Term	3.21%	Interest Only	1/9/2025
Senior Debt 74	Multifamily	24,000	23,999	—	1 month SOFR Term	3.10%	Interest Only	1/9/2024
Senior Debt 75	Retail	31,000	30,946	—	1 month SOFR Term	3.29%	Interest Only	1/9/2025
Senior Debt 76	Multifamily	38,511	38,511	—	1 month SOFR Term	3.55%	Interest Only	2/9/2024
Senior Debt 77	Multifamily	23,855	23,848	—	1 month SOFR Term	2.95%	Interest Only	2/9/2024

Description	Property Type	Face Value	Amortized Cost	Principal amount subject to delinquent principal or interest (1)	Index (2)	Spread	Payment Terms	Maturity Date
Senior Debt 78	Multifamily	11,100	11,097	—	1 month SOFR Term	3.30%	Interest Only	2/9/2024
Senior Debt 79	Multifamily	47,444	47,442	—	1 month SOFR Term	2.86%	Interest Only	1/9/2024
Senior Debt 80	Multifamily	36,824	36,821	—	1 month SOFR Term	2.86%	Interest Only	1/9/2024
Senior Debt 81	Hospitality	10,504	10,481	—	1 month SOFR Term	5.30%	Interest Only	2/9/2025
Senior Debt 82	Multifamily	82,000	81,989	—	1 month SOFR Term	3.20%	Interest Only	2/9/2024
Senior Debt 83	Industrial	55,000	54,973	—	1 month SOFR Term	3.50%	Interest Only	3/9/2024
Senior Debt 84	Multifamily	39,864	39,843	—	1 month SOFR Term	3.10%	Interest Only	3/9/2024
Senior Debt 85	Multifamily	35,220	35,202	—	1 month SOFR Term	2.95%	Interest Only	3/9/2024
Senior Debt 86	Mixed Use	19,000	18,991	—	1 month SOFR Term	3.42%	Interest Only	3/9/2024
Senior Debt 87	Multifamily	85,500	85,480	—	1 month SOFR Term	3.15%	Interest Only	3/9/2024
Senior Debt 88	Multifamily	31,900	31,888	—	1 month SOFR Term	3.30%	Interest Only	4/9/2024
Senior Debt 89	Hospitality	30,021	29,741	—	1 month SOFR Term	7.05%	Interest Only	6/9/2025
Senior Debt 90	Multifamily	13,558	12,691	—	1 month SOFR Term	6.75%	Interest Only	4/9/2025
Senior Debt 91	Hospitality	43,457	43,457	—	1 month SOFR Term	4.90%	Interest Only	4/9/2024
Senior Debt 92	Hospitality	15,634	15,568	—	1 month SOFR Term	5.34%	Interest Only	11/9/2025
Senior Debt 93	Multifamily	35,949	35,949	35,949	1 month SOFR Term	6.05%	Interest Only	6/9/2024
Senior Debt 94	Multifamily	56,616	56,479	—	1 month SOFR Term	3.95%	Interest Only	5/9/2025
Senior Debt 95	Multifamily	29,905	29,816	—	1 month SOFR Term	4.00%	Interest Only	11/9/2024
Senior Debt 96	Multifamily	56,859	56,806	—	1 month SOFR Term	6.70%	Interest Only	3/9/2024
Senior Debt 97	Multifamily	12,536	12,523	—	1 month SOFR Term	3.55%	Interest Only	5/9/2024
Senior Debt 98	Industrial	18,724	18,673	—	1 month SOFR Term	4.90%	Interest Only	9/9/2024
Senior Debt 99	Multifamily	19,899	19,875	—	1 month SOFR Term	3.50%	Interest Only	6/9/2024
Senior Debt 100	Multifamily	28,979	28,936	—	1 month SOFR Term	3.65%	Interest Only	6/9/2024
Senior Debt 101	Multifamily	17,330	17,303	—	1 month SOFR Term	3.65%	Interest Only	6/9/2024
Senior Debt 102	Multifamily	70,750	70,673	—	1 month SOFR Term	3.80%	Interest Only	6/9/2024
Senior Debt 103	Multifamily	83,914	83,810	—	1 month SOFR Term	3.95%	Interest Only	6/9/2024
Senior Debt 104	Multifamily	45,469	45,414	—	1 month SOFR Term	3.95%	Interest Only	6/9/2024
Senior Debt 105	Multifamily	58,003	57,930	—	1 month SOFR Term	3.95%	Interest Only	6/9/2024
Senior Debt 106	Multifamily	20,716	20,688	—	1 month SOFR Term	3.95%	Interest Only	6/9/2024
Senior Debt 107	Multifamily	146,810	146,608	—	1 month SOFR Term	3.95%	Interest Only	6/9/2024
Senior Debt 108	Multifamily	56,000	55,938	—	1 month SOFR Term	3.80%	Interest Only	6/9/2024
Senior Debt 109	Multifamily	11,675	11,661	—	1 month SOFR Term	4.45%	Interest Only	11/9/2024
Senior Debt 110	Multifamily	70,750	70,569	—	1 month SOFR Term	3.45%	Interest Only	6/9/2024
Senior Debt 111	Hospitality	39,525	39,346	—	1 month SOFR Term	6.94%	Interest Only	8/9/2025
Senior Debt 112	Multifamily	—	—	—	1 month SOFR Term	6.31%	Interest Only	9/9/2025
Senior Debt 113	Hospitality	16,270	16,249	—	1 month SOFR Term	5.75%	Interest Only	4/9/2024
Senior Debt 114	Manufactured Housing	11,617	11,587	—	1 month SOFR Term	4.75%	Interest Only	9/9/2024
Senior Debt 115	Hospitality	—	—	—	1 month SOFR Term	7.50%	Interest Only	11/9/2024
Senior Debt 116	Multifamily	48,764	48,684	—	1 month SOFR Term	4.20%	Interest Only	1/9/2025
Senior Debt 117	Multifamily	51,000	50,875	—	1 month SOFR Term	3.75%	Interest Only	12/9/2024
Senior Debt 118	Multifamily	14,635	14,594	—	1 month SOFR Term	4.25%	Interest Only	1/9/2025

Description	Property Type	Face Value	Amortized Cost	Principal amount subject to delinquent principal or interest (1)	Index (2)	Spread	Payment Terms	Maturity Date
Senior Debt 119	Hospitality	28,300	28,297	—	1 month SOFR Term	5.25%	Interest Only	1/9/2024
Senior Debt 120	Multifamily	55,500	55,353	—	1 month SOFR Term	3.85%	Interest Only	4/9/2025
Senior Debt 121	Hospitality	10,500	10,465	—	1 month SOFR Term	5.50%	Interest Only	4/9/2025
Senior Debt 122	Hospitality	120,000	119,559	—	1 month SOFR Term	4.90%	Interest Only	2/9/2026
Senior Debt 123	Multifamily	64,500	64,388	—	1 month SOFR Term	5.00%	Interest Only	5/9/2024
Senior Debt 124	Hospitality	39,549	39,661	—	1 month SOFR Term	3.75%	Interest Only	12/27/2024
Senior Debt 125	Multifamily	21,700	21,616	—	1 month SOFR Term	3.95%	Interest Only	7/9/2025
Senior Debt 126	Manufactured Housing	21,449	21,296	—	1 month SOFR Term	4.25%	Interest Only	8/9/2025
Senior Debt 127	Multifamily	19,793	19,881	—		4.75%	Interest Only	7/9/2028
Senior Debt 128	Multifamily	78,996	78,664	—	1 month SOFR Term	3.20%	Interest Only	8/9/2025
Senior Debt 129	Hospitality	23,000	22,861	—	1 month SOFR Term	5.45%	Interest Only	8/9/2026
Senior Debt 130	Hospitality	12,420	12,322	—	1 month SOFR Term	4.85%	Interest Only	9/9/2026
Senior Debt 131	Multifamily	38,750	38,572	—	1 month SOFR Term	4.50%	Interest Only	11/9/2025
Senior Debt 132	Hospitality	31,300	31,078	—	1 month SOFR Term	4.25%	Interest Only	11/9/2026
Senior Debt 133	Multifamily	42,750	42,555	—	1 month SOFR Term	3.85%	Interest Only	11/9/2025
Senior Debt 134	Multifamily	17,119	16,966	—	1 month SOFR Term	3.20%	Interest Only	10/9/2026
Senior Debt 135	Multifamily	21,000	20,887	—	1 month SOFR Term	3.75%	Interest Only	12/9/2024
Senior Debt 136	Hospitality	41,071	40,855	—	1 month SOFR Term	3.65%	Interest Only	12/9/2026
Senior Debt 137	Hospitality	25,750	25,595	—	1 month SOFR Term	3.95%	Interest Only	1/9/2026
Senior Debt 138	Hospitality	16,566	16,563	—		5.99%	Amortizing Balloon	10/6/2024
Mezzanine Loan 1	Retail	3,000	2,994	—	1 month SOFR Term	12.00%	Interest Only	1/9/2025
Mezzanine Loan 2	Mixed Use	1,000	1,000	—	1 month SOFR Term	11.00%	Interest Only	3/9/2024
Mezzanine Loan 3	Hospitality	1,350	1,346	—	1 month SOFR Term	9.25%	Interest Only	11/9/2025
Mezzanine Loan 4	Hospitality	—	—	—	1 month SOFR Term	10.00%	Interest Only	11/9/2024
Mezzanine Loan 5	Multifamily	2,378	2,378	—	1 month SOFR Term	4.50%	Interest Only	9/9/2024
Mezzanine Loan 6	Multifamily	11,700	11,655	—	1 month SOFR Term	3.95%	Interest Only	7/9/2025
Commercial mortgage loans, held for investment (3)		$5,045,036	$5,036,942	$63,389
Allowance for credit losses			$(47,175)
Commercial mortgage loans, held for investment, net of allowance for credit losses			$4,989,767
________________________
(1) Principal amount of loans subject to delinquent principal or interest is defined as loans in (a) maturity default or (b) receipt of interest outstanding for more than 90 days.
(2) On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that LIBOR tenors would cease to be published or no longer be representative. The Alternative Reference Rates Committee (the “ARRC”) interpreted this announcement to constitute a benchmark transition event. The benchmark index of LIBOR interest rate will convert from LIBOR to compounded SOFR, plus a benchmark adjustment of 11.448 basis points. As of December 31, 2023, all of our commercial mortgage loans, held for investment which had been indexed at LIBOR were converted to SOFR utilizing the 11.448 basis points adjustment and the applicable spreads remain unchanged. The loans which have the SOFR adjustment are indicated with "Adj. 1M SOFR Term." Effective yield is calculated as the spread of the loan plus the higher of any applicable index or index floor.
(3) The estimated aggregate cost for U.S. federal income tax purposes is approximately $5.0 billion.
For the activity within the Company's loan portfolio during the years ended December 31, 2023 and 2022, refer to Note 3 - Commercial Mortgage Loans on the consolidated financials of Form 10-K.