Form 10-Q
period 2024-03-31
Franklin BSP Realty Trust, Inc.
filed 2024-04-29
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2024
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of April 19, 2024 was 81,870,061.

FRANKLIN BSP REALTY TRUST, INC.

i

PART I. Item 1. Consolidated Financial Statements and Notes (unaudited)
FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$240,030	$337,595
Restricted cash	8,092	6,092
Commercial mortgage loans, held for investment, net of allowance for credit losses of $49,215 and $47,175 as of March 31, 2024 and December 31, 2023, respectively	5,184,205	4,989,767
Commercial mortgage loans, held for sale, measured at fair value	30,457	—
Real estate securities, available for sale, measured at fair value, amortized cost of $217,324 and $243,272 as of March 31, 2024 and December 31, 2023, respectively (includes pledged assets of $217,855 and $167,948 as of March 31, 2024 and December 31, 2023, respectively)	217,855	242,569
Receivable for loan repayment(1)	26,683	55,174
Accrued interest receivable	39,628	42,490
Prepaid expenses and other assets	19,911	19,213
Intangible lease asset, net of amortization	42,037	42,793
Real estate owned, net of depreciation	115,169	115,830
Real estate owned, held for sale	103,657	103,657
Total assets	$6,027,724	$5,955,180
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$3,530,740	$3,567,166
Repurchase agreements and revolving credit facilities - commercial mortgage loans	412,556	299,707
Repurchase agreements - real estate securities	194,769	174,055
Mortgage note payable	23,998	23,998
Other financings	12,865	36,534
Unsecured debt	81,320	81,295
Derivative instruments, measured at fair value	524	—
Interest payable	15,052	15,383
Distributions payable	36,308	36,133
Accounts payable and accrued expenses	11,195	13,339
Due to affiliates	20,969	19,316
Intangible lease liability, held for sale	12,297	12,297
Total liabilities	$4,352,593	$4,279,223
Commitments and Contingencies
Redeemable convertible preferred stock:
Redeemable convertible preferred stock Series H, $0.01 par value, 20,000 authorized and 17,950 issued and outstanding as of March 31, 2024 and December 31, 2023	$89,748	$89,748
Total redeemable convertible preferred stock	$89,748	$89,748
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 7.5% Cumulative Redeemable Preferred Stock, Series E, 10,329,039 shares issued and outstanding as of March 31, 2024 and December 31, 2023	$258,742	$258,742
Common stock, $0.01 par value, 900,000,000 shares authorized, 83,254,483 and 82,751,913 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	820	820
Additional paid-in capital	1,597,611	1,599,197
Accumulated other comprehensive income (loss)	530	(703)
Accumulated deficit	(299,326)	(298,942)
Total stockholders' equity	$1,558,377	$1,559,114
Non-controlling interest	27,006	27,095
Total equity	$1,585,383	$1,586,209
Total liabilities, redeemable convertible preferred stock and equity	$6,027,724	$5,955,180
_________________________________________________________
(1) Includes $26.6 million and $55.1 million of cash held by servicer related to the CLOs as of March 31, 2024 and December 31, 2023, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Income
Interest income	$130,558	$130,536
Less: Interest expense	81,318	71,075
Net interest income	49,240	59,461
Revenue from real estate owned	4,712	3,312
Total income	$53,952	$62,773
Expenses
Asset management and subordinated performance fee	$7,865	$8,085
Acquisition expenses	238	378
Administrative services expenses	2,860	4,029
Professional fees	4,084	4,814
Share-based compensation	1,799	1,022
Depreciation and amortization	1,417	1,805
Other expenses	2,363	2,166
Total expenses	$20,626	$22,299
Other income/(loss)
(Provision)/benefit for credit losses	$(2,880)	$(4,360)
Realized gain/(loss) on extinguishment of debt	—	4,767
Realized gain/(loss) on real estate securities, available for sale	88	596
Realized gain/(loss) on sale of commercial mortgage loans, held for sale, measured at fair value	5,513	—
Unrealized gain/(loss) on commercial mortgage loans, held for sale, measured at fair value	457	347
Gain/(loss) on other real estate investments	6	(1,339)
Trading gain/(loss)	—	2,968
Unrealized gain/(loss) on derivatives	(138)	(320)
Realized gain/(loss) on derivatives	290	44
Total other income/(loss)	$3,336	$2,703
Income/(loss) before taxes	36,662	43,177
(Provision)/benefit for income tax	(835)	662
Net income/(loss)	$35,827	$43,839
Net (income)/loss attributable to non-controlling interest	93	(9)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$35,920	$43,830
Less: Preferred stock dividends	6,748	6,748
Net income/(loss) applicable to common stock	$29,172	$37,082

Basic earnings per share	$0.35	$0.44
Diluted earnings per share	$0.35	$0.44
Basic weighted average shares outstanding	81,994,096	82,774,771
Diluted weighted average shares outstanding	81,994,096	82,774,771

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income/(loss)	$35,827	$43,839

Amounts related to available for sale real estate securities:
Change in net unrealized gain/(loss)	$927	$(1,648)
Reclassification adjustment for amounts included in net income/(loss)	306	(677)
	$1,233	$(2,325)
Comprehensive (income)/loss attributed to non-controlling interest	93	(9)
Comprehensive income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$37,153	$41,505

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Preferred E	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2023	82,751,913	$820	$1,599,197	$(703)	$(298,942)	$258,742	$1,559,114	$27,095	$1,586,209
Common stock repurchases	(151,123)	(2)	(1,875)	—	—	—	(1,877)	—	(1,877)
Share-based compensation	766,664	2	1,797	—	—	—	1,799	—	1,799
Shares canceled for tax withholding on vested equity rewards	(112,971)	—	(1,508)	—	—	—	(1,508)	—	(1,508)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	35,920	—	35,920	—	35,920
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	(93)	(93)
Distributions declared	—	—	—	—	(36,304)	—	(36,304)	—	(36,304)
Other comprehensive income/(loss)	—	—	—	1,233	—	—	1,233	—	1,233
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	4	4
Balance, March 31, 2024	83,254,483	$820	$1,597,611	$530	$(299,326)	$258,742	$1,558,377	$27,006	$1,585,383

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Preferred E	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2022	82,992,784	$826	$1,602,247	$390	$(299,225)	$258,742	$1,562,980	$15,408	$1,578,388
Common stock repurchases	(313,411)	(3)	(3,664)	—	—	—	(3,667)	—	(3,667)
Share-based compensation	442,419	—	1,022	—	—	—	1,022	—	1,022
Shares canceled for tax withholding on vested equity rewards	(57,021)	—	(812)	—	—	—	(812)	—	(812)
Series I Preferred Stock converted into common stock	299,200	3	4,997	—	—	—	5,000	—	5,000
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	43,830	—	43,830	—	43,830
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	9	9
Distributions declared	—	—	—	—	(36,367)	—	(36,367)	—	(36,367)
Other comprehensive income/(loss)	—	—	—	(2,325)	—	—	(2,325)	—	(2,325)
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	5,851	5,851
Balance, March 31, 2023	83,363,971	$826	$1,603,790	$(1,935)	$(291,762)	$258,742	$1,569,661	$21,268	$1,590,929

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income/(loss)	$35,827	$43,839
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Premium amortization and (discount accretion), net	$(2,453)	$(4,163)
Accretion of deferred commitment fees	(1,513)	(2,869)
Amortization of deferred financing costs	3,105	1,837
Share-based compensation	1,799	1,022
Realized (gain)/loss on extinguishment of debt	—	(4,767)
Realized (gain)/loss on sale of available for sale securities, measured at fair value	(88)	(596)
Realized (gain)/loss on sale of commercial mortgage loans, held for sale, measured at fair value	(5,513)	—
Unrealized (gain)/loss from commercial mortgage loans, held for sale, measured at fair value	(457)	(347)
Unrealized (gain)/loss from derivative instruments	138	320
(Gain)/loss from other real estate investments	(6)	1,339
Trading (gain)/loss	—	(2,968)
Depreciation and amortization	1,417	1,642
Straight lining rents	(1,559)	(307)
Provision/(benefit) for credit losses	2,880	4,360
Origination of commercial mortgage loans, held for sale, measured at fair value	(130,700)	—
Proceeds from sale or repayment of commercial mortgage loans, held for sale, measured at fair value	106,213	(22)
Changes in assets and liabilities:
Accrued interest receivable	4,375	539
Prepaid expenses and other assets	940	(735)
Accounts payable and accrued expenses	(2,757)	(3,510)
Due to affiliates	1,653	(1,573)
Interest payable	(331)	217
Net cash (used in)/provided by operating activities	$12,970	$33,258
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(488,291)	$(195,617)
Principal repayments received on commercial mortgage loans, held for investment	280,292	406,243
Proceeds from sale of real estate owned, held for sale	42,241	—
Purchase of real estate owned and capital expenditures	—	—
Purchase of real estate securities, available for sale	(15,717)	(20,267)
Proceeds from sale of real estate securities	41,755	225,147
Principal collateral on mortgage investments	—	7,302
Proceeds from sale/(purchase) of derivative instruments	386	—
Net cash (used in)/provided by investing activities	$(139,334)	$422,808
Cash flows from financing activities:
Payments for common stock repurchases	(1,877)	(3,666)
Shares cancelled for tax withholding on vested equity rewards	(1,508)	(812)
Borrowings on collateralized loan obligations	27,949	—
Repayments of collateralized loan obligations	(66,654)	(69,042)
Borrowings on repurchase agreements and revolving credit facilities - commercial mortgage loans	151,013	157,862
Repayments of repurchase agreements and revolving credit facilities - commercial mortgage loans	(38,164)	(234,300)
Borrowings on repurchase agreements - real estate securities	57,289	258,881
Repayments of repurchase agreements - real estate securities	(36,575)	(469,955)

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Borrowings on other financings	—	43,615
Repayments on other financings	(23,669)	(40,795)
Repayments of unsecured debt	—	(13,367)
Payments of deferred financing costs	(880)	(1,377)
Distributions paid	(36,125)	(36,317)
Net cash (used in)/provided by financing activities:	$30,799	$(409,273)
Net change in cash, cash equivalents and restricted cash	(95,565)	46,793
Cash, cash equivalents and restricted cash, beginning of period	343,687	190,487
Cash, cash equivalents and restricted cash, end of period	$248,122	$237,279

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	337,595	179,314
Restricted cash, beginning of period	6,092	11,173
Cash, cash equivalents and restricted cash, beginning of period	$343,687	$190,487

Cash and cash equivalents, end of period	240,030	230,405
Restricted cash, end of period	8,092	6,874
Cash, cash equivalents and restricted cash, end of period	$248,122	$237,279

Supplemental disclosures of cash flow information:
Cash payments for income taxes	$51	$(15)
Cash payments for interest	77,589	69,263
Pre-close loan fundings held with servicer	—	(2,742)

Supplemental disclosures of non - cash flow information:
Distribution payable	$36,308	$36,367
Loans transferred to real estate owned	42,235	57,205
Modification accounted for as repayment and new loan	(42,235)	—
Conversion of preferred stock to common stock	—	5,000
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2023, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 26, 2024, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this report.
Reclassifications
Certain prior year balances have been reclassified in order to conform to the current period presentation.
For the three months ended March 31, 2023 $0.3 million related to straight lining of rents was reclassified from Prepaid expenses and other assets to Straight lining rents in the consolidated statement of cash flows.
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
March 31, 2024
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
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07. ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023, for interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is still assessing the impact, if any, to the adoption of ASU 2023-07 on our consolidated financial statements.
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
In March 2024, the FASB issued Accounting Standards Update, or ASU, 2024-01 “Compensation — Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards,” or ASU 2024-01. ASU 2024-01 improves clarity and operability without changing the guidance. ASU 2024-01 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. We do not expect the adoption of ASU 2023-09 to have a material impact on our consolidated financial statements.
In March 2024, the FASB issued Accounting Standards Update, or ASU, 2024-02 “Codification Improvements — Amendments to Remove References to the Concepts Statements,” or ASU 2024-02. ASU 2024-02 amended certain definitions in the guidance. ASU 2024-02 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. We do not expect the adoption of ASU 2023-09 to have a material impact on our consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 3 - Commercial Mortgage Loans
Commercial Mortgage Loans, Held for Investment
The following table is a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (dollars in thousands):

	March 31, 2024	December 31, 2023
Senior loans	$5,206,011	$5,017,569
Mezzanine loans	27,409	19,373
Total gross carrying value of loans	5,233,420	5,036,942
General allowance for credit losses	48,477	47,175
Specific allowance for credit losses	738	—
Less: Allowance for credit losses	49,215	47,175
Total commercial mortgage loans, held for investment, net	$5,184,205	$4,989,767
For the three months ended March 31, 2024 and year ended December 31, 2023, the activity in the Company's commercial mortgage loans, held for investment carrying values, was as follows (dollars in thousands):

	Three months ended March 31, 2024	Year Ended December 31, 2023
Amortized cost, beginning of period	$5,036,942	$5,269,776
Acquisitions and originations	492,800	941,513
Principal repayments	(251,801)	(1,076,532)
Net fees capitalized into carrying value of loans	(4,736)	(5,242)
Discount accretion/premium amortization	2,450	13,016
Transfer to real estate owned(1)	(42,235)	(103,863)
Cost recovery	—	(1,726)
Amortized cost, end of period	$5,233,420	$5,036,942
Allowance for credit losses, beginning of period	$(47,175)	$(40,848)
General (provision)/benefit for credit losses	(1,302)	(20,551)
Specific (provision)/benefit for credit losses	(738)	(12,334)
Write offs from specific allowance for credit losses	—	26,558
Allowance for credit losses, end of period	$(49,215)	$(47,175)
Total commercial mortgage loans, held for investment, net	$5,184,205	$4,989,767
________________________
(1) In February 2024, the Company, through deed-in-lieu of foreclosure, acquired a multifamily property located in San Antonio, TX, and assumed the senior mortgage note which the Company originated in November 2021. At the time of the deed-in-lieu of foreclosure, the amortized cost of the loan was $42.2 million and contractual interest was satisfied. Subsequently thereafter, the property was sold to a third party. In connection with the sale, the senior mortgage note which the Company originated in November 2021 was assumed by the buyer and immediately modified, resulting in a $5.9 million principal paydown. As a result, the modification was accounted for as a new loan for GAAP purposes and the sale of the real estate owned transaction resulted in a net gain of $6.0 thousand recorded in Gain/(loss) on other real estate investments in the consolidated statement of operations.
As of March 31, 2024 and December 31, 2023, the Company's total commercial mortgage loan, held for investment portfolio, was comprised of 145 and 144 loans, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Loan Portfolio by Collateral Type and Geographic Region
The following tables represent the composition by loan collateral type and region of the Company's commercial mortgage loans, held for investment portfolio (dollars in thousands):

	March 31, 2024		December 31, 2023
Loan Collateral Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$3,931,501	74.9%	$3,876,108	76.8%
Hospitality	721,075	13.8%	670,274	13.3%
Office	312,894	6.0%	269,924	5.4%
Industrial	150,346	2.9%	73,724	1.5%
Retail	34,000	0.6%	34,000	0.7%
Other	93,984	1.8%	121,006	2.3%
Total	$5,243,800	100.0%	$5,045,036	100.0%

	March 31, 2024		December 31, 2023
Loan Region	Par Value	Percentage	Par Value	Percentage
Southeast	$2,116,439	40.4%	$1,989,175	39.4%
Southwest	2,033,484	38.8%	1,920,491	38.1%
Mideast	385,710	7.4%	455,739	9.0%
Great Lakes	156,627	3.0%	161,059	3.2%
Rocky Mountain	134,535	2.6%	74,934	1.5%
Far West	104,321	2.0%	113,554	2.3%
New England	62,691	1.2%	63,274	1.3%
Various(1)	249,993	4.6%	266,810	5.2%
Total	$5,243,800	100.0%	$5,045,036	100.0%
________________________
(1) Represents loans secured by a portfolio of properties located in various parts of the United States.
Allowance for Credit Losses
The following table presents the quarterly changes in the Company's allowance for credit losses for the three months ended March 31, 2024 (dollars in thousands):

		General Allowance for Credit Losses
	Specific Allowance for Credit Losses	Funded	Unfunded	Total	Total Allowance for Credit Losses
December 31, 2023	$—	$47,175	$1,133	$48,308	$48,308
Changes:
Provision/(Benefit)	$738	$1,302	$841	$2,143	$2,881
Write offs	—	—	—	—	—
March 31, 2024	$738	$48,477	$1,974	$50,451	$51,189
Specific Allowance for Credit Losses
In June 2022, the Company originated a first mortgage loan with a fully committed principal balance of $58.0 million secured by two multifamily properties in North Carolina. In March 2024, the loan was identified by management as non-performing and placed on non-accrual status. The Company elected to apply a practical expedient for collateral dependent assets in which the allowance for credit losses is calculated as the difference between the estimated fair value of the underlying collateral, less estimated cost to sell, and the amortized cost basis of the loan. The Company estimated the fair value less estimated cost to sell utilizing the market approach with an unobservable input based on a negotiated price noted in a letter of intent from an anticipated buyer. As a result, the Company recorded a specific allowance for credit losses of $0.7 million on this loan.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

General Allowance for Credit Losses
The Company recorded a total increase in its general allowance for credit losses during the three months ended March 31, 2024 of $2.1 million. The primary driver for the higher reserve balance is due to the Company utilizing a pessimistic and conservative macro-economic outlook since the end of the prior quarter along with an increase in size of the overall portfolio of commercial mortgage loans, held for investment as of March 31, 2024. Changes in the provision for credit losses for the Company’s financial instruments are recorded in (Provision)/benefit for income tax in the consolidated statements of operations with a corresponding offset to the financial instrument’s amortized cost recorded in the consolidated balance sheets, or as a component of Accounts payable and accrued expenses for unfunded loan commitments
Past Due Status
The following table presents a summary of the loans amortized cost basis as of March 31, 2024 (dollars in thousands):

	Current	Less than 90 days past due	90 or more days past due(1)	Total
As of March 31, 2024	$4,925,874	$141,806	$165,740	$5,233,420
________________________
(1) Comprised of two mortgage loans collateralized by multifamily properties, both of which are designated as non-performing and placed on non-accrual status. For the three months ended March 31, 2024, the Company has received and recognized $3.4 million in interest proceeds included in Interest income in the consolidated statements of operations.
Non-performing Status
The following table presents the amortized cost basis of our non-performing loans as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024	December 31, 2023
Non-performing loan amortized cost at beginning of year, January 1	$78,185	$117,379
Addition of non-performing loan amortized cost	292,596	118,647
Less: Removal of non-performing loan amortized cost	63,235	157,841
Non-performing loan amortized cost end of period(1)	$307,546	$78,185
________________________
(1) As of March 31, 2024, and December 31, 2023, the Company had four and two loans, respectively, designated as non-performing. As of March 31, 2024, three of the four non-performing loans were placed on non-accrual status and one was placed on cost recovery status. For the loans designated as non-performing and placed on non-accrual status, the Company recognized $3.4 million of interest proceeds included in Interest income in the consolidated statements of operations for the three months ended March 31, 2024. As of March 31, 2024, the one loan designated as non-performing and placed on cost recovery was determined to have a $0.7 million specific allowance for credit losses. As of March 31, 2024, the four designated non-performing loans were all collateralized by multifamily properties.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

All commercial mortgage loans, excluding loans classified as commercial mortgage loans, held for sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2. As of March 31, 2024 and December 31, 2023, the weighted average risk rating of loans was 2.3 and 2.3, respectively.
The following tables present the par value and amortized cost of our commercial mortgage loans, held for investment as of March 31, 2024 and December 31, 2023, by the Company’s internal risk rating and year of origination (dollars in thousands):

March 31, 2024
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Total Par Value	2024	2023	2022	2021	2020	Prior	Total Amortized Cost	% of Portfolio
1	—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2	111	3,858,347	435,557	659,601	1,072,104	1,499,359	73,004	109,128	3,848,753	73.5%
3	28	1,121,569	—	57,981	459,627	539,579	47,189	16,518	1,120,894	21.5%
4	6	263,884	—	—	141,806	44,913	—	77,054	263,773	5.0%
5	—	—	—	—	—	—	—	—	—	—%
Total	145	$5,243,800	$435,557	$717,582	$1,673,537	$2,083,851	$120,193	$202,700	$5,233,420	100.0%
					Allowance for credit losses				(49,215)
						Total carrying value, net			$5,184,205

December 31, 2023
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Total Par Value	2023	2022	2021	2020	2019	Prior	Total Amortized Cost	% of Portfolio
1	—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2	111	3,897,680	694,228	1,256,509	1,724,734	105,477	73,743	35,734	3,890,424	77.2%
3	27	875,449	2,379	273,097	468,244	74,729	—	56,362	874,811	17.4%
4	6	271,907	—	141,740	87,126	—	42,840	—	271,707	5.4%
5	—	—	—	—	—	—	—	—	—	—%
Total	144	$5,045,036	$696,607	$1,671,346	$2,280,104	$180,206	$116,583	$92,096	$5,036,942	100.0%
					Allowance for credit losses				(47,175)
						Total carrying value, net			$4,989,767
Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
As of March 31, 2024 the contractual principal balance outstanding of commercial mortgage loans, held for sale, measured at fair value was $30.0 million, comprised of one loan. As of March 31, 2024, none of the Company's commercial mortgage loans, held for sale, measured at fair value were in default or greater than ninety days past due. As of December 31, 2023, the Company did not hold any commercial mortgage loans, held for sale.
The following tables represent the composition by loan collateral type and region of the Company's commercial mortgage loans, held for sale, measured at fair value as of March 31, 2024 (dollars in thousands):

Loan Collateral Type	Par Value	Percentage
Office	$30,000	100.0%

Loan Region	Par Value	Percentage
Southeast	$30,000	100.0%

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 4 - Real Estate Securities

Real Estate Securities Classified As Available For Sale
The following is a summary of the Company's real estate securities, available for sale, measured at fair value, as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	CRE CLO Bonds
	Number of Bonds	Benchmark Interest Rate	Weighted Average Interest Rate	Weighted Average Contractual Maturity (years)	Par Value	Fair Value
March 31, 2024	7	1 Month SOFR	7.93%	12.0	$217,560	$217,855

December 31, 2023	7	1 Month SOFR	8.12%	12.2	$243,340	$242,569
The Company classified its CRE CLO bonds as available for sale and reports them at fair value in the consolidated balance sheets with changes in fair value recorded in Accumulated other comprehensive income/(loss) in the consolidated balance sheets.
The following table shows the amortized cost, allowance for expected credit losses, unrealized gain/(loss) and fair value of the Company's CRE CLO bonds as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
March 31, 2024	$217,324	$643	$(112)	$217,855

December 31, 2023	$243,272	$74	$(777)	$242,569
As of March 31, 2024, the Company held seven CRE CLO bonds with an amortized cost basis of $217.3 million and a net unrealized gain of $0.5 million, three of which were held in a gross unrealized loss position of $0.1 million. As of December 31, 2023, the Company held seven CRE CLO bonds with an amortized cost basis of $243.3 million and a net unrealized loss of $0.7 million, five of which were held in a gross unrealized loss position of $0.8 million. As of March 31, 2024 and December 31, 2023, zero positions had an unrealized loss for a period greater than twelve months. As of March 31, 2024 and December 31, 2023, the fair value of the Company's CRE CLO bonds that were in an unrealized loss position for less than twelve months, and for which an allowance for credit loss has not been recorded was $72.6 million and $184.2 million, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 5 - Real Estate Owned
Real Estate Owned, Held for Investment
The following table summarizes the Company's real estate owned, held for investment assets as of March 31, 2024 and December 31, 2023 (dollars in thousands):

			As of March 31, 2024
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021(1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(5,755)	$84,868
August 2023	Office	Portland, OR	16,479	2,065	—	(26)	18,518
October 2023	Multifamily	Lubbock, TX	1,618	10,076	185	(96)	11,783
			$21,533	$96,400	$3,113	$(5,877)	$115,169
________________________
See note below.

			As of December 31, 2023
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021(1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(5,179)	$85,444
August 2023	Office	Portland, OR	16,479	2,065	—	(13)	18,531
October 2023	Multifamily	Lubbock, TX	1,618	10,076	185	(24)	11,855
			$21,533	$96,400	$3,113	$(5,216)	$115,830
________________________
(1) In the third quarter of 2021, the Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, Jeffersonville Member, LLC (the “Jeffersonville JV”) to acquire a triple net lease property in Jeffersonville, GA. Refer to Note 11 - Related Party Transactions and Arrangements for details.
Depreciation expense for the three months ended March 31, 2024 and 2023 totaled $0.7 million and $0.8 million, respectively.
Real Estate Owned, Held for Sale
The following table summarizes the Company's Real estate owned, held for sale assets and liabilities as of March 31, 2024 and December 31, 2023 (dollars in thousands):

		As of March 31, 2024
Property Type	Primary Location(s)	Assets, Net	Liabilities, Net
Retail	Various	$103,657	$12,297

		As of December 31, 2023
Property Type	Primary Location(s)	Assets, Net	Liabilities, Net
Retail	Various	$103,657	$12,297
In November 2022, the Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, BSPRT Walgreens Portfolio, LLC (the "Walgreens JV") to assume the retail Walgreens Portfolio consisting of 24 retail properties with various locations throughout the United States. Refer to Note 11 - Related Party Transactions and Arrangements. During the three months ended September 30, 2023, the Company classified the real estate owned assets and liabilities as held for sale in accordance with ASC 360 - Property, Plant, and Equipment. Refer to Note 12 - Fair Value of Financial Instruments for discussion on the properties fair value measurement. As of March 31, 2024, the Company's real estate owned held for sale assets consisted of the remaining 23 retail properties in the Walgreens Portfolio.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 6 - Leases
Intangible Lease Assets, Held for Investment
The following table summarizes the Company's identified intangible lease assets (primarily in-place leases) recognized in the consolidated balance sheets as of March 31, 2024 and December 31, 2023 (dollars in thousands):

Identified intangible assets:	March 31, 2024	December 31, 2023
Gross amount	$49,285	$49,285
Less: Accumulated amortization	7,248	6,492
Total, net	$42,037	$42,793
Rental Income
Rental income for the three months ended March 31, 2024 and 2023 totaled $4.7 million and $3.1 million, respectively. Rental income is included in Revenue from real estate owned in the consolidated statements of operations.
The following table summarizes the Company's schedule of future minimum rents on its real estate owned, held for investment properties, with a remaining lease term of approximately 14.6 years, to be received under the leases (dollars in thousands):

Future Minimum Rents	March 31, 2024
2024 (April - December)	$6,637
2025	8,425
2026	8,539
2027	8,710
2028	8,884
2029 and beyond	97,388
Total future minimum rent	$138,583
Amortization Expense
Intangible lease assets are amortized using the straight-line method over the remaining term of the lease. The weighted average life of the intangible assets as of March 31, 2024 is approximately 14.6 years. Amortization expense for the three months ended March 31, 2024 and 2023 totaled $0.8 million and $1.0 million, respectively.
The following table summarizes the Company's expected other identified intangible assets, net amortization over the next five years, exclusive of intangible assets that are held for sale, assuming no further acquisitions or dispositions (dollars in thousands):

Amortization Expense - Other identified intangible assets	March 31, 2024
2024 (April - December)	$2,203
2025	2,880
2026	2,880
2027	2,880
2028	2,880

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 7 - Debt
Below is a summary of the Company's Repurchase facilities and revolving credit facilities - commercial mortgage loans ("Repo and Revolving Credit Facilities"), Mortgage note payable, Other financing and Unsecured debt as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024
	Capacity	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
Repo and revolving credit facilities - commercial mortgage loans(2):
JPM Repo Facility(3)	$500,000	$113,409	$1,702	7.84%	07/2026
Atlas Repo Facility(4)	350,000	14,700	610	7.83%	01/2026
WF Repo Facility(5)	400,000	79,037	1,613	7.80%	10/2025
Barclays Revolver Facility(6)	250,000	—	117	N/A	09/2024
Barclays Repo Facility(5)	500,000	205,410	2,060	7.14%	03/2025
Churchill Repo Facility	225,000	—	34	N/A	N/A
Total/Weighted average	$2,225,000	$412,556	$6,136	7.48%
Mortgage note payable:
Debt related to our REO(7)	N/A	$23,998	$512	8.44%	10/2024
Other financings:
Other financings(8)	N/A	$12,865	$481	6.00%	Various(8)
Unsecured debt(9):
Junior Note I	N/A	$17,056	$412	9.15%	10/2035
Junior Note II	N/A	39,560	913	8.95%	12/2035
Junior Note III	N/A	24,704	571	8.95%	09/2036
Total/Weighted average	N/A	$81,320	$1,896	8.99%
________________________
See notes below.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

	December 31, 2023
	Capacity	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
Repo and revolving credit facilities - commercial mortgage loans(2):
JPM Repo Facility(3)	$500,000	$108,574	$22,401	7.90%	07/2026
Atlas Repo Facility(4)	600,000	52,864	6,603	7.68%	03/2024
WF Repo Facility(5)	400,000	71,730	9,580	7.85%	10/2025
Barclays Revolver Facility(6)	250,000	—	940	N/A	09/2024
Barclays Repo Facility(5)	500,000	66,539	11,616	7.22%	03/2025
Churchill Repo Facility	225,000	—	30	N/A	N/A
Total/Weighted average	$2,475,000	$299,707	$51,170	7.70%
Mortgage note payable:
Debt related to our REO(7)	N/A	$23,998	$1,982	8.48%	10/2024
Other financings:
Other financings(8)	N/A	$36,534	$5,330	7.36%	Various(8)
Unsecured debt(9):
Junior Note I	N/A	$17,047	$1,940	9.15%	10/2035
Junior Note II	N/A	39,550	3,519	8.95%	12/2035
Junior Note III	N/A	24,698	2,199	8.95%	09/2036
Total/Weighted average	N/A	$81,295	$7,658	8.99%
________________________
(1) Represents year to date expense and includes amortization of deferred financing costs.
(2) The Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 60% to 75% of the principal amount of the mortgage loan being pledged. These loans are all floating rate at the Secured Overnight Financing Rate ("SOFR") plus an applicable spread. Additionally, the Repo and Revolving Credit Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of March 31, 2024 and December 31, 2023, the Company is in compliance with all debt covenants.
(3) There is a one-year extension option.
(4) On January 4, 2024, the Company extended the maturity date to January 5, 2026 with a one-year extension option. Additionally, the committed financing was decreased from $600 million to $350 million.
(5) There are two one-year extension options.
(6) The Company may increase the total commitment by an amount between $100 million and $150 million for three month intervals, on an unlimited basis prior to maturity.
(7) Relates to a mortgage note payable in Jeffersonville JV, a consolidated joint venture. The loan has a principal amount of $112.7 million of which $88.7 million of the loan is owned by the Company and was eliminated in our consolidated financial statements (see Note 5 - Real Estate Owned).
(8) Comprised of two note-on-note financings via participation agreements. From inception of the loan, the Company's outstanding loans could increase as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The weighted average contractual maturity date of these loans is July 2028.
(9) The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option. Interest paid on unsecured debt totaled $2.0 million and $2.3 million for the three months ended March 31, 2024 and 2023, respectively.

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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Below is a summary of the Company's MRAs which were included in Repurchase agreements - real estate securities in the Company's consolidated balance sheets as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged(1)	Weighted Average Interest Rate	Weighted Average Days to Maturity
JP Morgan Securities LLC	$85,750	$1,421	$96,819	6.18%	17
Wells Fargo Securities, LLC	8,994	139	9,995	6.12%	4
Barclays Capital Inc.	79,414	924	89,029	6.06%	5
Lucid Prime Fund	20,611	114	23,393	6.08%	18
Total Weighted Average	$194,769	$2,598	$219,236	6.12%	12
________________________
See note below

	December 31, 2023
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged(1)	Weighted Average Interest Rate	Weighted Average Days to Maturity
JP Morgan Securities LLC	$113,111	$6,717	$127,602	6.29%	15
Wells Fargo Securities, LLC	8,994	235	9,975	6.14%	5
Barclays Capital Inc.	51,950	3,371	58,250	6.19%	5
Total Weighted Average	$174,055	$10,323	$195,827	6.25%	11
________________________
(1) Includes $1.4 million and $27.9 million of CLO notes, held by the Company, which is eliminated within the Real estate securities, available for sale, measured at fair value of the consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Collateralized Loan Obligation
The following table represents the terms of the notes issued by 2021-FL6 Issuer, 2021-FL7 Issuer, 2022-FL8 Issuer, 2022-FL9 Issuer and 2023-FL10 Issuer (collectively the "CLOs"), as of March 31, 2024 and December 31, 2023:

	March 31, 2024
CLO Facility	Number of Loans in pool(1)	Benchmark Interest Rate	Weighted Average Spread	Par Value	Par Value Outstanding(2)	Principal Balance of Collateralized Mortgage Assets	Maturity Dates
2021-FL6 Issuer	50	Term SOFR	1.44%	$584,500	$536,620	$645,103	3/15/2036
2021-FL7 Issuer	39	Term SOFR	1.66%	722,250	674,822	853,181	12/21/2038
2022-FL8 Issuer	45	AVG SOFR	1.72%	960,000	959,943	1,194,783	2/15/2037
2022-FL9 Issuer	49	Term SOFR	2.80%	670,637	670,639	792,676	5/15/2039
2023-FL10 Issuer(3)	27	Term SOFR	2.59%	717,243	717,243	896,219	9/15/2035
				$3,654,630	$3,559,267	$4,381,962

	December 31, 2023
CLO Facility	Number of Loans in pool(1)	Benchmark interest rate	Weighted Average Spread	Par Value	Par Value Outstanding(2)	Principal Balance of Collateralized Mortgage Assets	Maturity Dates
2021-FL6 Issuer	54	Term SOFR	1.43%	$584,500	$558,040	$673,289	3/15/2036
2021-FL7 Issuer	40	Term SOFR	1.64%	722,250	720,000	864,079	12/21/2038
2022-FL8 Issuer	46	AVG SOFR	1.72%	960,000	960,000	1,184,931	2/15/2037
2022-FL9 Issuer	51	Term SOFR	2.80%	670,637	670,639	800,638	5/15/2039
2023-FL10 Issuer	27	Term SOFR	2.57%	717,243	689,294	895,525	9/15/2035
				$3,654,630	$3,597,973	$4,418,462
________________________
(1) Loan assets may be pledged towards one or multiple CLO pool.
(2) Excludes $467.0 million and $495.0 million, respectively, of CLO notes, held by the Company, which are eliminated in Collateralized loan obligations in the consolidated balance sheet as of March 31, 2024 and December 31, 2023.
(3) During the three months ended March 31, 2024, the Company sold the BSPRT FL10 AS retained tranche with a principal balance of $27.9 million.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

The below table reflects the total assets and liabilities of the Company's outstanding CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of March 31, 2024 and December 31, 2023 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE. The VIE's are non-recourse to the Company.

	March 31, 2024	December 31, 2023
Assets (dollars in thousands)
Cash(1)	$27,442	$55,914
Commercial mortgage loans, held for investment, net(2)	4,309,148	4,379,760
Accrued interest receivable	20,124	23,927
Total Assets	$4,356,714	$4,459,601

Liabilities (dollars in thousands)
Notes payable, net(3)(4)	$4,026,315	$4,092,971
Accrued interest payable	14,902	15,171
Total Liabilities	$4,041,217	$4,108,142
________________________
(1) Includes $26.6 million and $55.1 million of cash held by the servicer related to CLO loan payoffs as of March 31, 2024 and December 31, 2023, respectively.
(2) The balance is presented net of allowance for credit losses of $31.5 million and $32.6 million as of March 31, 2024 and December 31, 2023, respectively.
(3) Includes $467.0 million and $495.0 million of CLO notes, held by the Company, which are eliminated in Collateralized loan obligation of the consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.
(4) The balance is presented net of deferred financing cost and discount of $28.5 million and $30.8 million as of March 31, 2024 and December 31, 2023, respectively. The deferred financing costs are amortized over the expected lifetime of each CLO.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 8 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income/(loss) is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share for the three months ended March 31, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator
Net income/(loss)	$35,827	$43,839
Net (income)/loss from non-controlling interest	93	(9)
Less: Preferred stock dividends	6,748	6,748
Net income/(loss) applicable to common stock	$29,172	$37,082
Less: Participating securities' share in earnings	449	797
Net income/(loss) applicable to common stockholders (for basic & diluted earnings per share)	$28,723	$36,285

Denominator
Weighted-average common shares outstanding for basic earnings per share	81,994,096	82,774,771
Weighted-average common shares outstanding for diluted earnings per share(1)	81,994,096	82,774,771

Basic earnings per share	$0.35	$0.44
Diluted earnings per share	$0.35	$0.44
________________________
(1) The effect of the weighted average dilutive shares excluded restricted shares and stock units as of the three months ended March 31, 2024 and 2023 of 210,665 and 711,000 respectively, as the effect was anti-dilutive. Additionally, the effect of dilutive shares excluded 5,370,498 and 5,430,480 weighted average common share equivalents of convertible preferred stock for the three months ended March 31, 2024 and 2023, respectively, as the effect was anti-dilutive.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 9 - Redeemable Convertible Preferred Stock and Equity Transactions
The following table presents the summary of the Company's outstanding shares of redeemable convertible preferred stock, perpetual preferred stock, and common stock as of March 31, 2024 and December 31, 2023 (in thousands, except share and per share amounts):

	Balance as of		Shares Outstanding as of		First Quarter 2024 Dividend Per Share(1)
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Redeemable Convertible Preferred Stock:
Series H Preferred Stock(2)	$89,748	$89,748	17,950	17,950	$106.22
Perpetual Preferred Stock:
Series E Preferred Stock	$258,742	$258,742	10,329,039	10,329,039	$0.46875
Common Stock:
Common Stock - at par value(3)(4)	$820	$820	83,254,483	82,751,913	$0.355
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
(3) Includes shares issued pursuant to the Company's dividend reinvestment plan ("DRIP") and unvested restricted shares.
(4) During the three months ended March 31, 2024, the Company repurchased 151,123 shares of common stock at an average price of $12.42 per share for a total of $1.9 million. All of these shares were retired upon settlement. See discussion in the "Stock Repurchases" section below.
During the three months ended March 31, 2024 and 2023, the Company paid an aggregate of $29.4 million and $29.5 million, respectively, of common stock distributions comprised of quarterly common dividends of $0.355 per share.
Stock Repurchases
The Company’s board of directors has authorized a $65 million share repurchase program of the Company’s common stock. The Company’s share repurchase program authorizes share repurchases at prices below the most recently reported book value per share as determined in accordance with GAAP. Repurchases made under the program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any purchases by the Company will be determined by the Company in its reasonable business judgment and consistent with the exercise of its legal duties and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company share repurchase program will remain open until at least December 31, 2024 or until the capital committed to the applicable repurchase program has been exhausted, whichever is sooner. Repurchases under the Company’s share repurchase program may be suspended from time to time at the Company’s discretion without prior notice. As of March 31, 2024, the Company had $34.0 million remaining under the share repurchase program.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

The following table is a summary of the Company’s repurchase activity of its common stock during the three months ended March 31, 2024 (in thousands, except share amounts):

	For the Three Months Ended March 31, 2024
	Shares	Amount(1)(2)
Beginning of period, authorized repurchase amount		$35,917
Repurchases	151,123	(1,877)
Remaining as of March 31, 2024		$34,040
________________________
(1) For the three months ended March 31, 2024, the average purchase price was $12.42 per share.
(2)Amount includes commissions paid associated with share repurchases.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company has adopted a dividend reinvestment and direct stock purchase plan ("DRIP") under which we registered and reserved for issuance, in the aggregate, up to 63,000,000 shares of common stock. Under the dividend reinvestment component of this plan, the Company's common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of common stock (which shares, at the Company's option, are either issued directly from the Company or purchased by the administrator on the open market). The direct stock purchase component allows stockholders, subject to the Company's approval, to purchase shares of common stock directly from us. During the three months ended March 31, 2024 and 2023, no shares were issued, and 40,735 shares and 58,310 shares, respectively, of common stock were purchased by the administrator under the dividend reinvestment component of the DRIP.
Accumulated Other Comprehensive Income/(Loss)
The following table sets forth the changes in accumulated other comprehensive income/(loss) related to the Company's real estate securities, available for sale, measured at fair value for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended
	March 31, 2024	March 31, 2023
Balance, Beginning of Period	$(703)	$390
Other comprehensive income/(loss)	927	(1,648)
Reclassification adjustment for amounts included in net income/(loss)	306	(677)
Balance, End of Period	$530	$(1,935)

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 10 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of March 31, 2024, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	March 31, 2024
2024	$85,034
2025	118,614
2026	166,005
2027	18,260
Total	$387,913
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three months ended March 31, 2024 and 2023 and the associated payable as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	Three Months Ended March 31,		Payable as of
	2024	2023	March 31, 2024	December 31, 2023
Acquisition expenses(1)	$238	$378	$—	$—
Administrative services expenses	2,860	4,029	2,860	3,447
Asset management and subordinated performance fee	7,865	8,085	16,497	15,014
Other related party expenses(2)(3)	343	211	1,612	855
Total related party fees and reimbursements	$11,306	$12,703	$20,969	$19,316
________________________
(1) Total acquisition expenses paid during the three months ended March 31, 2024 and March 31, 2023 were $2.3 million and $1.1 million, respectively, of which $2.1 million and $0.7 million were capitalized within the Commercial mortgage loans, held for investment and Real estate securities, available for sale, measured at fair value lines of the consolidated balance sheets.
(2) These are related to reimbursable costs incurred related to the increase in loan origination activities and are included in Other expenses in the Company's consolidated statements of operations.
(3) As of March 31, 2024 and December 31, 2023, the related party payables include $1.5 million and $0.7 million, respectively, of payments made by the Advisor to third party vendors on behalf of the Company.
The payables as of March 31, 2024 and December 31, 2023, in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
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
Pursuant to the Company's 2021 Incentive Plan, in the first quarter of 2024 the Company issued awards of restricted stock units to its officers and certain other personnel of the Advisor who provide services to the Company under the Advisory Agreement.
As of March 31, 2024 and December 31, 2023, our commercial mortgage loans, held for investment, includes an aggregate of $123.6 million and $124.1 million, respectively, carrying value of loans to affiliates of our Advisor. The Company recognized $2.6 million and $2.3 million of interest income from these loans for the three months ended March 31, 2024 and 2023, respectively, in the Company's consolidated statement of operations.
In the second quarter of 2022, the Company fully funded a $149.7 million first mortgage consisting of 24 retail properties with various locations throughout the United States. The Company entered into a joint venture agreement and formed a joint venture entity, BSPRT Walgreens Portfolio, LLC (the "Walgreens Portfolio") to acquire 76% ownership interest in the Walgreens Portfolio, while the affiliated fund has 24% interest (see Note 5 - Real Estate Owned).
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
March 31, 2024
(Unaudited)

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
Commercial mortgage loans held for sale, measured at fair value in the Company's TRS are initially recorded at transaction price, which are considered to be the best initial estimate of fair value. The Company engaged the services of a third party independent valuation firm to determine fair value of certain investments held by the Company. Fair value is determined using a discounted cash flow model that primarily considers changes in interest rates and credit spreads, weighted average life and current performance of the underlying collateral. Commercial mortgage loans held for sale, measured at fair value that are originated in the last month of the reporting period are held and marked to the transaction price. The Company classified its commercial mortgage loans held for sale, measured at fair value as Level III.
Other real estate investments, measured at fair value on the consolidated balance sheets are valued using unobservable inputs. The Company engaged the services of a third party independent valuation firm to determine fair value of certain investments, including preferred equity investments, held by the Company. Fair value is determined using a discounted cash flow model that primarily considers changes in interest rates and credit spreads, weighted average life and current performance of the underlying collateral. The Company generally classifies its other real estate investments, measured at fair value as Level III.
Derivative instruments, measured at fair value are valued using market prices. Treasury note futures trade on the Chicago Mercantile Exchange (“CME”). The instruments are a variety of recently issued 10-year U.S. Treasury notes. The future contracts are liquid and are centrally cleared through the CME. Treasury note futures are categorized as Level I.
The fair value for credit default swaps and interest rate swaps contracts are derived using pricing models that are widely accepted by marketplace participants. Credit default swaps and some interest rate swaps are traded in the over the counter ("OTC") market. The pricing models take into account multiple inputs including specific contract terms, interest rate yield curves, interest rates, credit curves, recovery rates, and/or current credit spreads obtained from swap counterparties and other market participants. Most inputs into the models are not subjective as they are observable in the marketplace or set per the contract. Valuation is primarily determined by the difference between the contract spread and the current market spread. The contract spread (or rate) is generally fixed and the market spread is determined by the credit risk of the underlying debt or reference entity. If the underlying indices are liquid and the OTC market for the current spread is active, credit default swaps and interest rate swaps are categorized in Level II of the fair value hierarchy. If the underlying indices are illiquid and the OTC market for the current spread is not active, credit default swaps are categorized in Level III of the fair value hierarchy. The Company classified its credit default swaps and interest rate swaps as Level II.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no material transfers between levels within the fair value hierarchy for the period ended March 31, 2024 and December 31, 2023.
The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of March 31, 2024 and December 31, 2023 (dollars in thousands). The Company did not have any liabilities carried at fair value as of December 31, 2023.

	March 31, 2024
	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$217,855	$—	$217,855	$—
Commercial mortgage loans, held for sale, measured at fair value	30,457	—	—	30,457
Total assets, at fair value	$248,312	$—	$217,855	$30,457

Liabilities, at fair value
Credit default swaps	$429	$—	$429	$—
Treasury note futures	95	95	—	—
Total liabilities, at fair value	$524	$95	$429	$—

	December 31, 2023
	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$242,569	$—	$242,569	$—
Total assets, at fair value	$242,569	$—	$242,569	$—
Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of March 31, 2024 and December 31, 2023 (dollars in thousands). The Company did not hold any applicable positions as of December 31, 2023.

	March 31, 2024
Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs(1)	Yield	Range
Commercial mortgage loans, held for sale, measured at fair value	$30,457	Discounted Cash Flow	Yield	8.2%	N/A
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets. The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

March 31, 2024
Commercial Mortgage Loans, held for sale, measured at fair value
Beginning balance, January 1, 2024	$—
Transfers into Level III(1)	—
Originations	130,700
Sales/paydowns	(106,213)
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loans, held for sale	5,513
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	457
Transfers out of Level III(1)	—
Ending Balance, March 31, 2024	$30,457
________________________
(1) There were no transfers in or out of Level III as of March 31, 2024.

	December 31, 2023
	Real estate securities, trading, measured at fair value	Commercial Mortgage Loans, held for sale, measured at fair value
Beginning balance, January 1, 2023	$235,728	$15,559
Transfers into Level III(1)	—	—
Originations	—	102,500
Sales/paydowns	(235,123)	(121,976)
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loans, held for sale	—	3,873
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	—	44
Trading gain/(loss)	(605)	—
Transfers out of Level III(1)	—	—
Ending Balance, December 31, 2023	$—	$—
________________________
(1) There were no transfers in or out of Level III as of December 31, 2023.
The fair value of cash and cash equivalents and restricted cash are measured using observable quoted market prices, or Level I inputs and their carrying value approximate their fair value. The fair value of borrowings under repurchase agreements approximate their carrying value on the consolidated balance sheets due to their short-term nature and are measured using Level III inputs.
Financial Instruments Measured at Fair Value on a Nonrecurring Basis
Real Estate Owned, held for sale, on the consolidated balance sheets are valued at fair value on a non-recurring basis in accordance with ASC 820 and are classified as Level III investments. In its evaluation of fair value, the Company applied the market approach utilizing an exit capitalization rate range between 5.00%-5.75% as its significant unobservable input. As of March 31, 2024 and December 31, 2023 the Company's Real estate owned, held for sale assets and liabilities, had a fair value of $91.4 million, net, representing 23 retail properties in the Walgreens Portfolio.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans, held for investment and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of March 31, 2024 and December 31, 2023 (dollars in thousands):

		March 31, 2024			December 31, 2023
		Level	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value
Commercial mortgage loans, held for investment(1)	Asset	III	$5,233,420	$5,195,238	III	$5,036,942	$5,010,580
Collateralized loan obligations(2)	Liability	II	3,530,740	3,503,916	II	3,567,166	3,521,274
Mortgage note payable	Liability	III	23,998	23,998	III	23,998	23,998
Other financings	Liability	III	12,865	12,865	III	36,534	36,534
Unsecured debt	Liability	III	81,320	71,500	III	81,295	64,900
________________________
(1) The carrying value is gross of $49.2 million and $47.2 million of allowance for credit losses as of March 31, 2024 and December 31, 2023, respectively.
(2) Depending upon the significance of the fair value inputs utilized in determining these fair values, our collateralized loan obligations are classified as either Level II or Level III of the fair value hierarchy. Beginning in the third quarter of 2023, the transfers from Level III to Level II were a result of the availability of current and reliable market data provided by third party pricing services or other valuation techniques which utilized observable inputs.
Repurchase agreements - commercial mortgage loans of $412.6 million and $299.7 million as of March 31, 2024 and December 31, 2023, respectively, and repurchase agreements - real estate securities of $194.8 million and $174.1 million as of March 31, 2024 and December 31, 2023, respectively, are not carried at fair value and does not include accrued interest expense, which are presented in Note 7 – Debt. For these instruments, carrying value generally approximates fair value and are classified as Level III.
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
The following derivative instruments were outstanding as of March 31, 2024 (dollars in thousands):

		Fair Value
Contract type	Notional	Assets	Liabilities
Credit default swaps	$18,750	$—	$429
Interest rate swaps	—	—	—
Treasury note futures	27,300	—	95
Total	$46,050	$—	$524

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

The following table indicates the net realized and unrealized gains and losses on derivatives, by primary underlying risk exposure, as included in loss on derivative instruments in the consolidated statements of operations for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
Contract type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Realized Gain/(Loss)
Credit default swaps	$(43)	$(96)	$63	$—
Interest rate swaps	—	—	(291)	—
Treasury note futures	(95)	386	(92)	44
Total	$(138)	$290	$(320)	$44
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
Note 14 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. As of March 31, 2024 and December 31, 2023, there were no assets which were presented gross within the scope of ASC 210-20, Balance Sheet - Offsetting. The table below provides a gross presentation, the effects of offsetting, and a net presentation of the Company's derivative instruments and repurchase agreements as of March 31, 2024 and December 31, 2023 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral(1)	Net Amount
March 31, 2024
Repurchase agreements - commercial mortgage loans	$412,556	$—	$412,556	$412,556	$—	$—
Repurchase agreements - real estate securities	194,769	—	194,769	194,769	—	—
Derivative instruments, at fair value	524	—	524	—	524	—
December 31, 2023
Repurchase agreements - commercial mortgage loans	$299,707	$—	$299,707	$299,707	$—	$—
Repurchase agreements - real estate securities	174,055	—	174,055	174,055	—	—
Derivative instruments, at fair value	—	—	—	—	—	—
________________________
(1) Included in Restricted cash in the Company's consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
Profit or loss on segment operations is measured by Net income/(loss) included in the consolidated statements of operations. The following table represents the Company's operations by segment for the three months ended March 31, 2024 and 2023 (dollars in thousands):

Three Months Ended March 31, 2024	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$130,558	$123,765	$4,601	$1,946	$246
Revenue from real estate owned	4,712	—	—	—	4,712
Interest expense	81,318	78,023	2,589	194	512
Net income/(loss)	35,827	27,941	1,751	4,290	1,845
Total assets as of March 31, 2024	6,027,724	5,427,910	221,868	106,902	271,044

Three Months Ended March 31, 2023
Interest income	$130,536	$125,949	$3,568	$322	$697
Revenue from real estate owned	3,312	—	—	—	3,312
Interest expense	71,075	66,958	3,446	216	455
Net income/(loss)	43,839	43,531	3,295	(3,314)	327
Total assets as of December 31, 2023	5,955,180	5,372,371	245,949	66,503	270,357
For the purposes of the table above, management fees have been allocated to the business segments using an agreed upon percentage of each respective segment's prior period equity. Administrative fees are derived from an agreed upon reimbursable amount based on employee time charged and allocated to the business segments.
Note 16 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q. Based on this evaluation, there were no subsequent events from March 31, 2024 through the date the financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Franklin BSP Realty Trust, Inc. the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (the "SEC") on February 26, 2024.
As used herein, the terms "the Company," "we," "our" and "us" refer to Franklin BSP Realty Trust, Inc., a Maryland corporation and, as required by context, to Benefit Street Partners Realty Operating Partnership, L.P., a Delaware limited partnership, which we refer to as the "OP," and to its subsidiaries. We are externally managed by Benefit Street Partners L.L.C. (the "Advisor").
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
Our forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements, and thus our investors should not place undue reliance on these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors include:
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
•the impact of national health crises;
•our ability to maintain our qualification as a real estate investment trust ("REIT"); and
•other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
The Company has no employees. We are managed by the Advisor pursuant to the Advisory Agreement (the "Advisory Agreement"). The Advisor manages our affairs on a day-to-day basis. The Advisor receives compensation and fees for services related to the investment and management of our assets and our operations.
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
Book Value Per Share
The following table calculates our book value per share as of March 31, 2024 and December 31, 2023 (in thousands, except share and per share amounts):

	March 31, 2024	December 31, 2023
Stockholders' equity applicable to common stock	$1,299,635	$1,300,372
Shares:
Common stock	81,990,061	81,942,656
Restricted stock and restricted stock units	1,264,422	809,257
Total outstanding shares	83,254,483	82,751,913
Book value per share	$15.61	$15.71
The following table calculates our fully-converted book value per share as of March 31, 2024 and December 31, 2023 (in thousands, except share and per share amounts):

	March 31, 2024	December 31, 2023
Stockholders' equity applicable to convertible common stock	$1,389,383	$1,390,120
Shares:
Common stock	81,990,061	81,942,656
Restricted stock and restricted stock units	1,264,422	809,257
Series H convertible preferred stock	5,370,498	5,370,498
Total outstanding shares	88,624,981	88,122,411
Fully-converted book value per share(1)(2)	$15.68	$15.77
________________________
(1) Fully-converted book value per share reflects full conversion of our outstanding series of convertible preferred stock and vesting of our outstanding equity compensation awards.

(2) Excluding the amounts for accumulated depreciation and amortization of real property of $10.4 million and $9.4 million as of March 31, 2024 and December 31, 2023, respectively, would result in a fully-converted book value per share of $15.79 and $15.88 as of March 31, 2024 and December 31, 2023, respectively.
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
During the three months ended March 31, 2024, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.
Portfolio
As of March 31, 2024 and December 31, 2023, our portfolio consisted of 145 and 144 commercial mortgage loans, held for investment, respectively. The commercial mortgage loans, held for investment, net of allowance for credit losses, as of March 31, 2024 and December 31, 2023 had a total carrying value of $5,184.2 million and $4,989.8 million, respectively. As of March 31, 2024 the contractual principal balance outstanding of commercial mortgage loans, held for sale, measured at fair value was $30.0 million, comprised of one loans, which was not in default or greater than ninety days past due. As of December 31, 2023 the Company did not hold any commercial mortgage loans, held for sale. As of March 31, 2024 and December 31, 2023, we had $217.9 million and $242.6 million, respectively, of real estate securities, available for sale, measured at fair value. As of March 31, 2024 and December 31, 2023, our real estate owned, held for investment portfolio was composed of three investments with carrying values of $115.2 million and $115.8 million, respectively. As of March 31, 2024 and December 31, 2023, we had 23 properties classified as real estate owned, held for sale with combined carrying values of $103.7 million.
As of March 31, 2024, we had 4 loans (all secured by multifamily properties) designated as non-performing status with a total amortized cost of $307.5 million. As of March 31, 2024, one loan designated as non-performing and put on cost recovery method was determined to have a $0.7 million specific allowance for credit losses. During the quarter ended March 31, 2024, one multifamily loan which was designated as non-performing as of December 31, 2023 was assumed by the Company through a deed-in-lieu of foreclosure, and subsequently sold (see "Note 3 - Commercial Mortgage Loans").
As of March 31, 2024 and December 31, 2023 our commercial mortgage loans, held for investment, excluding commercial mortgage loans on non-performing status, had a weighted average coupon of 9.2% and 9.2%, respectively, and a weighted average remaining contractual maturity life of 1.0 years and 0.9 years, respectively.

The following charts summarize our commercial mortgage loans, held for investment, by coupon rate type, collateral type geographical region and state as of March 31, 2024 and December 31, 2023:

Rate Type - March 31, 2024
3.5%
96.5%
Fixed
Floating

Rate Type - December 31, 2023
2.0%
98.0%
Fixed
Floating

Collateral Type - March 31, 2024
2.9%
0.6%
13.8%
1.8%
6.0%
74.9%
Multifamily
Office
Hospitality
Industrial
Retail
Other

Collateral Type - December 31, 2023
13.3%
1.5%
0.7%
2.3%
5.4%
76.8%
Multifamily
Office
Hospitality
Industrial
Retail
Other

An investments region classification is defined according to the below map based on the location of investments secured property.

Region - March 31, 2024
38.9%
40.4%
7.4%
2.0%
3.0%
2.6%
1.2%
4.6%
Southwest
Southeast
Mideast
Far West
Great Lakes
Rocky Mountain
New England
Various

Region - December 31, 2023
1.3%
5.2%
1.5%
3.2%
2.3%
9.0%
38.1%
39.4%
Southwest
Southeast
Mideast
Far West
Great Lakes
Rocky Mountain
New England
Various

State - March 31, 2024
4.5%
3.8%
4.8%
18.4%
2.6%
5.0%
12.4%
13.5%
35.0%
Texas
North Carolina
Florida
Georgia
New York
Various
South Carolina
Arizona
All Other

State - December 31, 2023
4.6%
19.2%
4.7%
5.3%
3.2%
5.7%
10.9%
13.0%
33.4%
Texas
North Carolina
Florida
Georgia
New York
Various
South Carolina
Arizona
All Other

The following charts show the par value by contractual maturity year for the commercial mortgage loans, held for investment (excluding commercial mortgage loans in principal default) in our portfolio as of March 31, 2024 and December 31, 2023:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of March 31, 2024 (dollars in thousands):

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date(2)	Fully Extended Maturity(3)	Interest Rate(4)(5)	Effective Yield(6)	Loan to Value(7)
Senior Debt 1	4	Multifamily	Ohio	$35,212	$35,212	4/23/2018	9/9/2025	1M SOFR Term + 4.50%	9.83%	83.6%
Senior Debt 2	2	Hospitality	Louisiana	21,717	21,717	6/28/2018	3/9/2025	1M SOFR Term + 4.25%	9.58%	68.8%
Senior Debt 3	2	Office	New Jersey	13,874	13,874	8/28/2018	9/9/2024	1M SOFR Term + 5.50%	10.83%	70.0%
Senior Debt 4	2	Office	Maryland	41,085	41,085	4/30/2019	5/9/2025	1M SOFR Term + 3.56%	8.89%	71.0%
Senior Debt 5	4	Hospitality	Texas	18,398	18,398	7/18/2019	4/9/2024	1M SOFR Term + 3.84%	9.17%	62.6%
Senior Debt 6	2	Hospitality	Michigan	12,879	12,879	9/17/2019	10/9/2025	1M SOFR Term + 4.41%	9.74%	56.4%
Senior Debt 7	2	Hospitality	New York	4,805	4,805	7/9/2019	7/9/2025	1M SOFR Term + 5.25%	10.58%	47.7%
Senior Debt 8	2	Office	Arizona	14,768	14,768	11/22/2019	12/9/2024	1M SOFR Term + 4.00%	9.33%	70.9%
Senior Debt 9	4	Office	Georgia	23,444	23,444	12/17/2019	1/9/2026	1M SOFR Term + 2.25%	7.58%	64.9%
Senior Debt 10	2	Manufactured Housing	Arkansas	1,293	1,293	4/22/2020	5/9/2025	5.50%	5.50%	62.8%
Senior Debt 11	3	Office	Texas	17,003	17,003	10/6/2020	10/9/2025	Adj. 1M SOFR Term + 4.50%	9.94%	47.9%
Senior Debt 12	2	Office	Massachusetts	62,691	62,582	10/8/2020	10/9/2025	5.15%	5.15%	52.5%
Senior Debt 13	3	Office	Michigan	30,186	30,186	10/14/2020	7/9/2025	1M SOFR Term + 2.81%	8.14%	66.0%
Senior Debt 14	2	Office	Texas	9,129	9,129	11/6/2020	11/9/2025	Adj. 1M SOFR Term + 5.00%	10.44%	67.8%
Senior Debt 15	2	Multifamily	Texas	11,536	11,536	1/22/2021	2/9/2026	Adj. 1M SOFR Term + 4.55%	9.99%	73.0%
Senior Debt 16	4	Office	Colorado	44,913	44,913	3/1/2021	3/9/2028	5.50%	5.50%	53.9%
Senior Debt 17	2	Multifamily	Texas	34,190	34,190	3/5/2021	3/9/2025	1M SOFR Term + 4.10%	9.43%	78.2%
Senior Debt 18	3	Multifamily	Texas	55,000	55,000	3/16/2021	5/9/2026	1M SOFR Term + 4.00%	9.33%	71.6%
Senior Debt 19	2	Multifamily	Texas	14,700	14,700	3/15/2021	4/9/2026	Adj. 1M SOFR Term + 3.39%	8.83%	70.6%
Senior Debt 20	2	Multifamily	Pennsylvania	8,898	8,897	3/23/2021	4/9/2026	Adj. 1M SOFR Term + 3.80%	9.24%	69.9%
Senior Debt 21	3	Multifamily	Texas	19,804	19,803	3/25/2021	4/9/2026	Adj. 1M SOFR Term + 3.60%	9.04%	70.8%
Senior Debt 22	2	Multifamily	Texas	43,246	43,238	4/1/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	8.39%	71.6%
Senior Debt 23	2	Hospitality	Louisiana	25,700	25,700	4/15/2021	5/9/2026	Adj. 1M SOFR Term + 5.60%	11.04%	61.0%
Senior Debt 24	2	Mixed Use	Washington	32,500	32,500	6/30/2021	1/9/2026	Adj. 1M SOFR Term + 3.70%	9.14%	69.7%
Senior Debt 25	3	Multifamily	Texas	75,928	75,904	3/31/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	8.39%	72.6%
Senior Debt 26	3	Multifamily	Texas	20,450	20,443	4/22/2021	5/9/2026	Adj. 1M SOFR Term + 3.60%	9.04%	67.7%
Senior Debt 27	2	Multifamily	Texas	30,320	30,311	3/31/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	8.39%	70.4%
Senior Debt 28	2	Multifamily	Texas	35,466	35,459	4/1/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	8.39%	71.7%
Senior Debt 29	2	Multifamily	Texas	33,588	33,583	4/1/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	8.39%	72.2%
Senior Debt 30	2	Multifamily	Florida	154,814	154,610	5/26/2021	6/9/2026	1M SOFR Term + 4.35%	9.68%	47.8%
Senior Debt 31	2	Hospitality	Florida	36,750	36,734	5/20/2021	6/9/2026	Adj. 1M SOFR Term + 6.25%	11.69%	59.2%
Senior Debt 32	2	Multifamily	North Carolina	35,116	35,015	7/22/2021	3/9/2027	Adj. 1M SOFR Term + 8.00%	13.44%	N/A
Senior Debt 33	2	Multifamily	Texas	16,395	16,395	10/6/2021	10/9/2026	Adj. 1M SOFR Term + 3.75%	9.19%	76.9%
Senior Debt 34	2	Multifamily	South Carolina	41,449	41,449	9/2/2021	9/9/2025	Adj. 1M SOFR Term + 3.40%	8.84%	79.9%
Senior Debt 35	3	Multifamily	Texas	34,760	34,728	9/20/2021	10/9/2024	Adj. 1M SOFR Term + 3.64%	9.08%	66.0%
Senior Debt 36	2	Multifamily	Oregon	8,500	8,493	9/8/2021	9/9/2026	Adj. 1M SOFR Term + 3.75%	9.19%	79.4%
Senior Debt 37	3	Multifamily	Texas	14,890	14,890	9/9/2021	9/9/2026	Adj. 1M SOFR Term + 3.15%	8.59%	79.8%
Senior Debt 38	2	Multifamily	South Carolina	69,500	69,372	9/20/2021	10/9/2026	Adj. 1M SOFR Term + 3.25%	8.69%	77.1%
Senior Debt 39	2	Multifamily	Georgia	11,325	11,312	9/22/2021	10/9/2026	Adj. 1M SOFR Term + 3.75%	9.19%	70.0%
Senior Debt 40	2	Multifamily	Texas	27,199	27,172	9/30/2021	10/9/2026	Adj. 1M SOFR Term + 3.20%	8.64%	77.3%
Senior Debt 41	2	Hospitality	Texas	17,122	17,122	9/30/2021	10/9/2026	Adj. 1M SOFR Term + 5.25%	10.69%	61.0%
Senior Debt 42	2	Multifamily	Texas	56,150	56,097	9/30/2021	10/9/2026	Adj. 1M SOFR Term + 3.10%	8.54%	78.9%
Senior Debt 43	2	Multifamily	Texas	38,365	38,251	10/14/2021	11/9/2026	Adj. 1M SOFR Term + 2.90%	8.34%	72.2%
Senior Debt 44	2	Multifamily	Texas	54,444	54,444	11/23/2021	12/9/2025	Adj. 1M SOFR Term + 3.10%	8.54%	67.2%
Senior Debt 45	3	Multifamily	Arizona	38,153	38,114	11/16/2021	12/9/2026	Adj. 1M SOFR Term + 2.90%	8.34%	72.0%
Senior Debt 46	3	Multifamily	Texas	68,165	68,165	10/29/2021	11/9/2026	Adj. 1M SOFR Term + 2.85%	8.29%	70.6%
Senior Debt 47	2	Multifamily	Texas	32,655	32,613	11/23/2021	12/9/2026	Adj. 1M SOFR Term + 3.25%	8.69%	80.0%
Senior Debt 48	2	Multifamily	South Carolina	61,600	61,600	11/10/2021	11/9/2026	Adj. 1M SOFR Term + 3.35%	8.79%	78.0%
Senior Debt 49	2	Multifamily	Texas	45,204	45,204	11/16/2021	12/9/2026	Adj. 1M SOFR Term + 3.00%	8.44%	74.8%
Senior Debt 50	2	Multifamily	Texas	47,286	47,175	11/9/2021	11/9/2026	Adj. 1M SOFR Term + 2.75%	8.19%	68.1%
Senior Debt 51	2	Multifamily	New Jersey	86,000	86,000	2/25/2022	3/9/2026	1M SOFR Term + 3.24%	8.56%	60.0%
Senior Debt 52	3	Manufactured Housing	Georgia	6,700	6,691	12/13/2021	12/9/2026	Adj. 1M SOFR Term + 4.50%	9.94%	77.9%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date(2)	Fully Extended Maturity(3)	Interest Rate(4)(5)	Effective Yield(6)	Loan to Value(7)
Senior Debt 53	2	Multifamily	Texas	58,680	58,680	12/10/2021	1/9/2027	Adj. 1M SOFR Term + 3.45%	8.89%	74.8%
Senior Debt 54	2	Multifamily	Kentucky	14,933	14,912	11/19/2021	12/9/2026	Adj. 1M SOFR Term + 3.20%	8.64%	62.4%
Senior Debt 55	2	Multifamily	Texas	38,376	38,328	11/22/2021	12/9/2026	Adj. 1M SOFR Term + 3.00%	8.44%	73.3%
Senior Debt 56	3	Multifamily	Texas	69,415	69,415	11/30/2021	12/9/2026	Adj. 1M SOFR Term + 2.88%	8.32%	74.8%
Senior Debt 57	3	Multifamily	Texas	66,742	66,742	11/30/2021	12/9/2026	Adj. 1M SOFR Term + 2.88%	8.32%	75.5%
Senior Debt 58	2	Multifamily	Texas	18,500	18,500	12/30/2021	1/9/2027	1M SOFR Term + 3.50%	8.83%	71.7%
Senior Debt 59	2	Multifamily	Michigan	59,232	59,190	12/9/2021	12/9/2026	Adj. 1M SOFR Term + 2.75%	8.19%	73.9%
Senior Debt 60	3	Multifamily	Pennsylvania	22,240	22,240	12/16/2021	1/9/2027	1M SOFR Term + 2.96%	8.29%	79.4%
Senior Debt 61	2	Multifamily	Texas	32,428	32,428	12/16/2021	1/9/2028	1M SOFR Term + 3.20%	8.53%	74.2%
Senior Debt 62	2	Multifamily	Florida	78,416	78,186	12/21/2021	1/9/2027	1M SOFR Term + 3.45%	8.78%	78.8%
Senior Debt 63	2	Multifamily	North Carolina	81,247	81,184	12/15/2021	1/9/2027	1M SOFR Term + 3.21%	8.54%	76.1%
Senior Debt 64	2	Multifamily	North Carolina	24,000	24,000	12/17/2021	1/9/2028	1M SOFR Term + 3.10%	8.43%	72.7%
Senior Debt 65	2	Retail	New York	31,000	30,959	12/23/2021	1/9/2027	1M SOFR Term + 3.29%	8.62%	42.5%
Senior Debt 66	3	Multifamily	Texas	37,605	37,605	5/12/2022	2/9/2027	1M SOFR Term + 3.55%	8.88%	66.2%
Senior Debt 67	2	Multifamily	Georgia	23,855	23,855	1/28/2022	2/9/2027	1M SOFR Term + 2.95%	8.28%	65.6%
Senior Debt 68	2	Multifamily	North Carolina	10,978	10,978	1/14/2022	2/9/2027	1M SOFR Term + 3.30%	8.63%	75.7%
Senior Debt 69	3	Multifamily	Texas	47,444	47,444	12/21/2021	1/9/2027	1M SOFR Term + 2.86%	8.19%	68.2%
Senior Debt 70	2	Multifamily	Texas	36,824	36,824	12/22/2021	1/9/2027	1M SOFR Term + 2.86%	8.19%	69.7%
Senior Debt 71	2	Hospitality	North Carolina	10,800	10,783	1/19/2022	2/9/2027	1M SOFR Term + 5.30%	10.63%	68.2%
Senior Debt 72	2	Multifamily	Florida	82,000	82,000	2/10/2022	2/9/2027	1M SOFR Term + 3.20%	8.53%	74.5%
Senior Debt 73	2	Industrial	Arizona	55,000	55,000	3/15/2022	3/9/2027	1M SOFR Term + 3.50%	8.83%	70.1%
Senior Debt 74	2	Multifamily	Texas	39,375	39,375	3/14/2022	3/9/2027	1M SOFR Term + 3.10%	8.43%	74.1%
Senior Debt 75	2	Multifamily	Arizona	35,220	35,220	3/2/2022	3/9/2027	1M SOFR Term + 2.95%	8.28%	63.1%
Senior Debt 76	2	Mixed Use	New York	19,000	19,000	3/7/2022	3/9/2026	1M SOFR Term + 3.42%	8.75%	65.1%
Senior Debt 77	2	Multifamily	North Carolina	85,500	85,500	2/24/2022	3/9/2027	1M SOFR Term + 3.15%	8.48%	69.6%
Senior Debt 78	2	Multifamily	North Carolina	31,900	31,899	3/29/2022	4/9/2027	1M SOFR Term + 3.30%	8.63%	76.9%
Senior Debt 79	2	Hospitality	Colorado	35,210	34,976	5/20/2022	6/9/2027	1M SOFR Term + 7.05%	12.38%	N/A
Senior Debt 80	2	Multifamily	Texas	24,229	23,521	7/20/2022	4/9/2027	1M SOFR Term + 6.75%	12.08%	N/A
Senior Debt 81	2	Hospitality	Georgia	44,862	44,862	3/30/2022	4/9/2027	1M SOFR Term + 4.90%	10.23%	61.1%
Senior Debt 82	2	Hospitality	New York	15,634	15,576	11/8/2022	11/9/2027	1M SOFR Term + 5.34%	10.67%	57.7%
Senior Debt 83	3	Multifamily	Nevada	35,950	35,950	6/3/2022	6/9/2027	1M SOFR Term + 6.05%	11.38%	62.4%
Senior Debt 84	3	Multifamily	Virginia	56,616	56,504	4/29/2022	5/9/2027	1M SOFR Term + 3.95%	9.28%	73.2%
Senior Debt 85	3	Multifamily	Texas	30,360	30,296	10/21/2022	11/9/2027	1M SOFR Term + 4.00%	9.33%	70.9%
Senior Debt 86	3	Multifamily	North Carolina	56,859	56,859	8/23/2022	10/9/2027	1M SOFR Term + 6.70%	12.03%	46.5%
Senior Debt 87	2	Multifamily	Texas	12,788	12,784	5/2/2022	5/9/2027	1M SOFR Term + 3.55%	8.88%	67.7%
Senior Debt 88	2	Industrial	Florida	18,724	18,691	9/13/2022	9/9/2027	1M SOFR Term + 4.90%	10.23%	64.6%
Senior Debt 89	2	Multifamily	Tennessee	19,899	19,889	5/18/2022	6/9/2027	1M SOFR Term + 3.50%	8.83%	64.5%
Senior Debt 90	3	Multifamily	Texas	28,979	28,960	5/26/2022	6/9/2027	1M SOFR Term + 3.65%	8.98%	71.0%
Senior Debt 91	3	Multifamily	Texas	17,330	17,319	5/26/2022	6/9/2027	1M SOFR Term + 3.65%	8.98%	73.9%
Senior Debt 92	2	Multifamily	Georgia	70,750	70,716	5/18/2022	6/9/2027	1M SOFR Term + 3.80%	9.13%	77.9%
Senior Debt 93	4	Multifamily	North Carolina	83,914	83,849	6/1/2022	6/9/2027	1M SOFR Term + 3.95%	9.28%	71.8%
Senior Debt 94	3	Multifamily	North Carolina	45,583	45,559	6/1/2022	6/9/2027	1M SOFR Term + 3.95%	9.28%	75.9%
Senior Debt 95	4	Multifamily	North Carolina	58,003	57,957	6/1/2022	6/9/2027	1M SOFR Term + 3.95%	9.28%	73.7%
Senior Debt 96	3	Multifamily	North Carolina	20,797	20,785	6/1/2022	6/9/2027	1M SOFR Term + 3.95%	9.28%	75.1%
Senior Debt 97	3	Multifamily	Various	129,992	129,790	6/1/2022	6/9/2027	1M SOFR Term + 3.95%	9.28%	67.8%
Senior Debt 98	2	Multifamily	Kentucky	55,000	54,973	6/1/2022	6/9/2027	1M SOFR Term + 3.80%	9.13%	73.8%
Senior Debt 99	2	Multifamily	North Carolina	11,675	11,665	11/3/2022	11/9/2027	1M SOFR Term + 4.45%	9.78%	74.8%
Senior Debt 100	2	Multifamily	Georgia	70,750	70,672	6/14/2022	6/9/2027	1M SOFR Term + 3.45%	8.78%	71.6%
Senior Debt 101	2	Hospitality	District of Columbia	39,525	39,372	8/2/2022	8/9/2027	1M SOFR Term + 6.94%	12.27%	71.2%
Senior Debt 102	2	Multifamily	Pennsylvania	4,663	4,301	2/17/2023	9/9/2026	1M SOFR Term + 6.31%	11.64%	N/A
Senior Debt 103	2	Hospitality	Alabama	17,847	17,845	9/20/2022	10/9/2027	1M SOFR Term + 5.75%	11.08%	62.1%
Senior Debt 104	2	Manufactured Housing	Florida	11,720	11,700	9/13/2022	9/9/2027	1M SOFR Term + 4.75%	10.08%	53.8%
Senior Debt 105	2	Hospitality	Texas	6,861	6,422	1/31/2023	11/9/2027	1M SOFR Term + 7.50%	12.83%	6.2%
Senior Debt 106	2	Multifamily	North Carolina	49,156	49,095	12/29/2022	1/9/2028	1M SOFR Term + 4.20%	9.53%	70.1%
Senior Debt 107	2	Multifamily	South Carolina	51,000	50,908	12/2/2022	12/9/2027	1M SOFR Term + 3.75%	9.08%	64.6%
Senior Debt 108	2	Multifamily	South Carolina	14,635	14,603	12/16/2022	1/9/2027	1M SOFR Term + 4.25%	9.58%	68.1%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date(2)	Fully Extended Maturity(3)	Interest Rate(4)(5)	Effective Yield(6)	Loan to Value(7)
Senior Debt 109	2	Hospitality	North Carolina	28,300	28,300	12/15/2022	1/9/2026	1M SOFR Term + 5.25%	10.58%	54.9%
Senior Debt 110	3	Multifamily	Arizona	55,500	55,381	4/10/2023	4/9/2026	1M SOFR Term + 3.85%	9.18%	44.7%
Senior Debt 111	2	Hospitality	Florida	10,500	10,471	4/4/2023	4/9/2028	1M SOFR Term + 5.50%	10.83%	39.6%
Senior Debt 112	2	Hospitality	Various	120,000	119,607	2/9/2023	2/9/2028	1M SOFR Term + 4.90%	10.23%	53.6%
Senior Debt 113	2	Multifamily	Florida	64,500	64,466	4/19/2023	5/9/2025	1M SOFR Term + 5.00%	10.33%	62.3%
Senior Debt 114	2	Hospitality	New York	40,443	40,528	4/17/2023	12/27/2024	1M SOFR Term + 3.75%	9.08%	39.1%
Senior Debt 115	2	Multifamily	District of Columbia	21,700	21,629	6/30/2023	7/9/2027	1M SOFR Term + 3.95%	9.28%	29.4%
Senior Debt 116	2	Manufactured Housing	Florida	21,771	21,640	7/28/2023	8/9/2028	1M SOFR Term + 4.25%	9.58%	43.2%
Senior Debt 117	2	Multifamily	New York	19,793	19,877	6/28/2023	7/9/2028	4.75%	4.75%	85.7%
Senior Debt 118	2	Multifamily	Texas	78,996	78,713	8/1/2023	8/9/2028	1M SOFR Term + 3.20%	8.53%	58.7%
Senior Debt 119	2	Hospitality	Florida	23,000	22,873	8/10/2023	8/9/2028	1M SOFR Term + 5.45%	10.78%	72.8%
Senior Debt 120	2	Office	Texas	55,800	54,967	3/27/2024	4/9/2026	1M SOFR Term + 9.38%	14.71%	38.3%
Senior Debt 121	2	Hospitality	Georgia	12,420	12,330	8/17/2023	9/9/2028	1M SOFR Term + 4.85%	10.18%	53.5%
Senior Debt 122(8)	2	Industrial	South Carolina	—	—	3/21/2024	10/9/2027	1M SOFR Term + 4.75%	10.08%	N/A
Senior Debt 123	2	Multifamily	Texas	38,750	38,594	10/18/2023	11/9/2026	1M SOFR Term + 4.50%	9.83%	62.4%
Senior Debt 124	2	Hospitality	Florida	31,300	31,095	10/17/2023	11/9/2028	1M SOFR Term + 4.25%	9.58%	48.9%
Senior Debt 125	2	Multifamily	Texas	42,750	42,579	10/17/2023	11/9/2026	1M SOFR Term + 3.85%	9.18%	61.4%
Senior Debt 126	2	Multifamily	Texas	17,119	16,978	10/12/2023	10/9/2028	1M SOFR Term + 3.20%	8.53%	55.1%
Senior Debt 127	2	Multifamily	Texas	21,632	21,547	12/6/2023	12/9/2026	1M SOFR Term + 3.75%	9.08%	63.6%
Senior Debt 128	2	Hospitality	Tennessee	41,071	40,871	11/14/2023	12/9/2028	1M SOFR Term + 3.65%	8.98%	50.0%
Senior Debt 129	2	Multifamily	Texas	36,380	36,060	2/14/2024	2/9/2025	9.00%	9.00%	84.4%
Senior Debt 130	2	Hospitality	Colorado	54,412	54,073	2/5/2024	2/9/2029	1M SOFR Term + 4.50%	9.83%	41.6%
Senior Debt 131	2	Hospitality	Nevada	25,750	25,613	12/15/2023	1/9/2028	1M SOFR Term + 3.95%	9.28%	42.4%
Senior Debt 132	2	Industrial	California	1,622	942	3/19/2024	10/6/2026	13.00%	13.00%	8.6%
Senior Debt 133(8)	2	Multifamily	Florida	—	—	2/12/2024	8/9/2028	1M SOFR Term + 5.50%	10.83%	N/A
Senior Debt 134	2	Multifamily	Florida	50,750	50,511	2/9/2024	8/9/2026	1M SOFR Term + 3.75%	9.08%	56.7%
Senior Debt 135	2	Multifamily	Texas	78,175	77,692	2/16/2024	3/9/2029	1M SOFR Term + 3.65%	8.98%	53.3%
Senior Debt 136	2	Multifamily	Florida	67,000	66,677	2/29/2024	3/9/2029	1M SOFR Term + 3.25%	8.58%	58.7%
Senior Debt 137	2	Industrial	North Carolina	75,000	74,815	3/7/2024	3/9/2029	2.70%	8.03%	58.6%
Senior Debt 138	2	Multifamily	Texas	20,012	19,820	3/7/2024	3/9/2029	1M SOFR Term + 3.75%	9.08%	57.2%
Senior Debt 139	3	Hospitality	Illinois	16,518	16,518	12/4/2017	10/6/2025	5.99%	5.99%	52.9%
Mezzanine Loan 1	2	Retail	New York	3,000	2,996	12/23/2021	1/9/2027	1M SOFR Term + 12.00%	17.33%	46.6%
Mezzanine Loan 2	2	Mixed Use	New York	1,000	1,000	3/7/2022	3/9/2026	1M SOFR Term + 11.00%	16.33%	68.5%
Mezzanine Loan 3	2	Hospitality	New York	1,350	1,346	11/8/2022	11/9/2027	1M SOFR Term + 9.25%	14.58%	64.6%
Mezzanine Loan 4	2	Hospitality	Texas	7,900	7,805	1/31/2023	11/9/2027	1M SOFR Term + 10.00%	15.33%	6.2%
Mezzanine Loan 5	3	Multifamily	Ohio	2,600	2,600	3/9/2023	9/9/2025	1M SOFR Term + 4.50%	9.83%	58.2%
Mezzanine Loan 6	2	Multifamily	District of Columbia	11,700	11,662	6/30/2023	7/9/2027	1M SOFR Term + 3.95%	9.28%	45.2%
				$5,243,800	$5,233,420			Weighted Average:	9.15%	64.3%
________________________
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

(5) On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that LIBOR tenors would cease to be published or no longer be representative. The Alternative Reference Rates Committee (the “ARRC”) interpreted this announcement to constitute a benchmark transition event. The benchmark index of LIBOR interest rate will convert from LIBOR to compounded SOFR, plus a benchmark adjustment of 11.448 basis points. As of March 31, 2024, all of our commercial mortgage loans, held for investment which had been indexed at LIBOR were converted to SOFR utilizing the 11.448 basis points adjustment and the applicable spreads remain unchanged. The loans which have the SOFR adjustment are indicated with "Adj. 1M SOFR Term."
(6) Effective yield is calculated as the spread of the loan plus the greater of the applicable index or index floor.
(7) Loan-to-value percentage ("LTV") represents the ratio of the loan amount to the appraised value of the property at the time of origination. However, for predevelopment construction loans at origination, LTV is not applicable and is therefore nil.
(8) Commitment on the loan was unfunded as of March 31, 2024.
The following table shows selected data from our commercial mortgage loans, held for sale, measured at fair value as of March 31, 2024 (dollars in thousands):

Loan Type	Property Type	State	Par Value	Interest Rate	Effective Yield	Loan to Value(1)
TRS Senior Debt 1	Office	Georgia	$30,000	7.98%	7.98%	57.5%
________________________
(1) Loan-to-value percentage (LTV) represents the ratio of the loan amount to the appraised value of the property at the time of origination.
The following table shows selected data from our real estate owned, held for investment assets in our portfolio as of March 31, 2024 (dollars in thousands):

Type	Acquisition Date	Primary Location	Property Type	Real Estate Owned, Net	Intangible Lease Asset, Net	Total
Real Estate Owned 1	September 2021	Jeffersonville, GA	Industrial	$84,868	$41,993	$126,861
Real Estate Owned 2	August 2023	Portland, OR	Office	18,518	—	$18,518
Real Estate Owned 3	October 2023	Lubbock, TX	Multifamily	11,783	44	$11,827
				$115,169	$42,037	$157,206
The following table shows selected data from our real estate owned, held for sale assets in our portfolio as of March 31, 2024 (dollars in thousands):

Type	Acquisition Date	Primary Location(s)	Property Type	Assets, Net	Liabilities, Net
Real Estate Owned, held for sale 1	Various	Various	Retail	$103,657	$12,297
The following table shows selected data from our real estate securities, measured at fair value as of March 31, 2024 (dollars in thousands):

Type	Interest Rate	Maturity	Par Value	Fair Value	Effective Yield
CRE CLO bond 1	1 month SOFR + 2.27%	9/19/2038	$53,000	53,218	7.60%
CRE CLO bond 2	1 month SOFR + 3.11%	9/19/2038	12,000	11,987	8.43%
CRE CLO bond 3	1 month SOFR + 2.78%	8/19/2035	20,000	20,051	8.11%
CRE CLO bond 4	1 month SOFR + 2.90%	10/19/2039	28,340	28,344	8.27%
CRE CLO bond 5	1 month SOFR + 3.20%	5/25/2038	43,333	43,639	8.53%
CRE CLO bond 6	1 month SOFR + 2.36%	4/16/2028	45,000	44,976	7.69%
CRE CLO bond 7	1 month SOFR + 1.36%	11/15/2036	15,887	15,640	6.89%
			$217,560	$217,855	7.93%
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
Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024			2023
	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(4)(5)
Interest-earning assets:
Real estate debt	$5,026,589	$123,765	9.8%	$5,127,298	$126,646	9.9%
Real estate conduit	49,366	1,946	15.8%	15,625	322	8.2%
Real estate securities	225,499	4,601	8.2%	280,233	3,568	5.1%
Total	$5,301,454	$130,312	9.8%	$5,423,156	$130,536	9.6%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$274,750	$6,959	10.1%	$671,580	$14,533	8.7%
Other financing and loan participation - commercial mortgage loans	26,823	379	5.7%	72,160	1,440	8.0%
Repurchase agreements - real estate securities	166,483	2,589	6.2%	274,935	3,446	5.0%
Collateralized loan obligations	3,591,621	69,495	7.7%	3,110,153	49,537	6.4%
Unsecured debt	81,308	1,896	9.3%	98,708	2,119	8.6%
Total	$4,140,985	$81,318	7.9%	$4,227,536	$71,075	6.7%
Net interest income/spread		$48,994	1.9%		$59,461	2.9%
Average leverage %(6)	78.1%			78.0%
Weighted average levered yield(7)			16.9%			19.9%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the three months ended March 31, 2024 and 2023, respectively.
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

Interest Income
Interest income for the three months ended March 31, 2024 and 2023 totaled $130.6 million and $130.5 million, respectively, remaining relatively constant between periods. The minor increase in interest income during the three months ended March 31, 2024 was due to an approximate 80 basis point increase in daily average SOFR and SOFR equivalent rates coupled with an increase of $33.7 million in the average carrying value of our conduit portfolio partially offset by a decrease of $100.7 million in the average carrying value of our real estate debt along with a decrease due to the loans placed on non-accrual status during the three months ended March 31, 2024. As of March 31, 2024, our portfolio consisted of (i) 145 commercial mortgage loans, held for investment, (ii) one commercial mortgage loan, held for sale, measured at fair value and (iii) seven real estate securities, available for sale, measured at fair value. As of March 31, 2023, our portfolio consisted of (i) 157 commercial mortgage loans, held for investment, (ii) two commercial mortgage loans, held for sale, measured at fair value and (iii) five real estate securities, available for sale, measured at fair value and (iv) ARMs.
Interest Expense
Interest expense for the three months ended March 31, 2024 and 2023 totaled $81.3 million and $71.1 million, respectively, an increase of $10.2 million. The increase was primarily due to an approximate 80 basis point increase in daily average SOFR and SOFR equivalent rates coupled with an increase in deferred fee amortization due to the utilization of expected duration of our CLOs compared to contractual duration partially offset by a decrease of $396.8 million in the average carrying value of our repurchase agreements - commercial mortgage loans.
Revenue from Real Estate Owned
For the three months ended March 31, 2024 and 2023, revenue from real estate owned was $4.7 million and $3.3 million, respectively. The $1.4 million increase was primarily the result of rental income obtained from additional retail properties in our real estate owned portfolio.
(Provision)/Benefit for Credit losses
Provision for credit losses was $2.9 million during the three months ended March 31, 2024 compared to a provision of $4.4 million during the three months ended March 31, 2023. The following paragraphs set forth explanations for changes in the general and specific reserves for the three months ended March 31, 2024 and 2023.
For the three months ended March 31, 2024 and 2023, general provision for credit losses was $2.1 million and $3.5 million, respectively, attributable to a more pessimistic view of the macroeconomic scenario utilized for the CECL model compared to preceding periods. For the three months ended March 31, 2024, the increase in general reserve balance was also the result of an increase in the size of our loan portfolio compared to the preceding period.
For the three months ended March 31, 2024, the increase in specific reserve of $0.7 million was related to a non-performing multifamily loan secured by two properties in North Carolina placed on cost recovery status. For the three months ended March 31, 2023, the increase in specific reserve of $0.8 million was related to higher capitalization rates on the assumed fair value of the Walgreens properties which was partially offset by the cost recovery proceeds received during the quarter.

Realized Gain/(Loss) on Extinguishment of Debt
The Company did not realize a gain or loss on extinguishment of debt for the three months ended March 31, 2024. Realized gain on extinguishment for debt for the three months ended March 31, 2023 was $4.8 million primarily related to the redemption of $17.5 million of our $100 million par value unsecured debt at a price equal to 75% of par.
Realized Gain/(Loss) on Real Estate Securities, Available for Sale
Realized gain on real estate securities, available for sale for the three months ended March 31, 2024 of $0.1 million was related to the sale of three CRE CLO bonds. Realized gain on real estate securities, available for sale for the three months ended March 31, 2023 was $0.6 million related to the sale of four CRE CLO bonds.
Realized Gain/(Loss) on Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended March 31, 2024 of $5.5 million was related to the sale of $100.7 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $106.2 million. There were no sales of commercial mortgage loans, held for sale, measured at fair value for the three months ended March 31, 2023.
Unrealized Gain/(Loss) on Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Unrealized gain on commercial mortgage loans, held for sale, measured at fair value, for the three months ended March 31, 2024 was $0.5 million compared to an unrealized gain of $0.4 million for the three months ended March 31, 2023. The $0.1 million increase was primarily the result of the change in market values of these loans.
Gain/(Loss) on Other Real Estate Investments
Gain on other real estate investments for the three months ended March 31, 2024 was $6.0 thousand related to the sale of one real estate owned, held for sale property located in San Antonio, TX, compared to a loss of $1.3 million for the three months ended March 31, 2023 which was related to additional loss on our real estate owned, held for sale multifamily asset in New Rochelle, NY.
Trading Gain/(Loss)
The Company did not hold any trading securities as of March 31, 2024. Trading gain for the three months ended March 31, 2023 of $3.0 million was attributable to $7.5 million of principal paydowns, $95.5 million of sales of ARM Agency Securities and changes in market values on these securities.
Net Result from Derivative Transactions
Net result from derivative transactions for the three months ended March 31, 2024 of a $0.2 million gain was composed of a realized gain of $0.3 million was primarily related to the termination and settlement of credit default swaps and treasury note futures partially offset by an unrealized loss of $0.1 million. This is compared to a net loss on our derivative portfolio of $0.3 million composed of a realized gain of $44.0 thousand offset by an unrealized loss of $0.3 million for the three months ended March 31, 2023 primarily related to the decreasing values on our interest rate swap portfolio.
(Provision)/Benefit for Income Tax
Provision for income tax for the three months ended March 31, 2024 was $0.8 million compared to a benefit of $0.7 million for the three months ended March 31, 2023. The difference is related to changes in taxable income/loss in our TRS segment.
Net (Income)/Loss Attributable to Non-controlling Interest
Net loss attributable to non-controlling interest in our consolidated joint ventures for the three months ended March 31, 2024 was $0.1 million compared to a net income attributable to non-controlling interest of $9.0 thousand for the three months ended March 31, 2023.

Expenses from operations
Expenses from operations for the three months ended March 31, 2024 and 2023 consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Asset management and subordinated performance fee	$7,865	$8,085
Acquisition expenses	238	378
Administrative services expenses	2,860	4,029
Professional fees	4,084	4,814
Share-based compensation	1,799	1,022
Depreciation and amortization	1,417	1,805
Other expenses	2,363	2,166
Total expenses from operations	$20,626	$22,299
The decrease in operating expenses was primarily related to (i) a decrease in administrative services expenses due to less time spent on asset workout during the three months ended March 31, 2024 compared to three months ended March 31, 2023,(ii) a decrease in professional fees due to the reduction in legal costs associated with our recovery efforts related to a hotel asset and the Walgreens Portfolio partially offset by (iii) an increase in share-based compensation due to equity compensation awards issued to our executive officers and other employees of the Advisor under the Company's 2021 Incentive Plan during the three months ended March 31, 2024.

Comparison of the Three months ended March 31, 2024 to the Three months ended, December 31, 2023
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2024 and December 31, 2023 (dollars in thousands):

	Three Months Ended
	March 31, 2024			December 31, 2023
	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)
Interest-earning assets:
Real estate debt	$5,026,589	$123,765	9.8%	$4,778,141	$125,816	10.5%
Real estate conduit	49,366	1,946	15.8%	10,826	1,065	39.4%
Real estate securities	225,499	4,601	8.2%	232,430	4,835	8.3%
Total	$5,301,454	$130,312	9.8%	$5,021,397	$131,716	10.5%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$274,750	$6,959	10.1%	$245,775	$8,093	13.2%
Other financing and loan participation - commercial mortgage loans	26,823	379	5.7%	26,051	657	10.1%
Repurchase agreements - real estate securities	166,483	2,589	6.2%	248,456	3,979	6.4%
Collateralized loan obligations	3,591,621	69,495	7.7%	3,508,595	66,579	7.6%
Unsecured debt	81,308	1,896	9.3%	81,283	1,924	9.5%
Total	$4,140,985	$81,318	7.9%	$4,110,160	$81,232	7.9%
Net interest income/spread		$48,994	1.9%		$50,484	2.6%
Average leverage %(6)	78.1%			81.9%
Weighted average levered yield(7)			16.9%			22.2%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the three months ended March 31, 2024 and December 31, 2023, respectively.
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
Interest Income
Interest income for the three months ended March 31, 2024 and December 31, 2023 totaled $130.6 million and $132.0 million, respectively, a decrease of $1.4 million. The decrease was primarily due to the loans placed on non-accrual status during the three months ended March 31, 2024. Daily average SOFR and SOFR equivalent rates remained relatively constant between periods. As of March 31, 2024, our portfolio consisted of (i) 145 commercial mortgage loans, held for investment, (ii) one commercial mortgage loan, held for sale, measured at fair value and (iii) seven real estate securities, available for sale, measured at fair value. As of December 31, 2023, our portfolio consisted of (i) 144 commercial mortgage loans, held for investment and (ii) seven real estate securities, available for sale, measured at fair value.

Interest Expense
Interest expense for the three months ended March 31, 2024 and December 31, 2023 was $81.3 million and $81.2 million, respectively, an increase of $0.1 million. The increase was primarily due to an increase of $83.0 million in the average carrying value of our collateralized loan obligations partially offset by lower borrowing rates on our repurchase agreements - commercial mortgage loans.
Revenue from Real Estate Owned
For the three months ended March 31, 2024 and December 31, 2023, revenue from real estate owned was $4.7 million and $4.0 million, respectively. The $0.7 million increase was primarily the result of recoveries received from an office tenant who has vacated one of our real estate owned properties.
Provision/(Benefit) for Credit losses
Provision for credit losses was $2.9 million during the three months ended March 31, 2024 compared to a provision of $5.4 million during the three months ended December 31, 2023. The following paragraphs set forth explanations for changes in the general and specific reserves for the three months ended March 31, 2024 and December 31, 2023.
For the three months ended March 31, 2024 and December 31, 2023, general provision for credit losses was $2.1 million and $5.4 million, respectively, attributable to a more pessimistic view of the macroeconomic scenario utilized for the CECL model compared to preceding periods. For the three months ended March 31, 2024, the increase in general reserve balance is also the result of an increase in the size of our loan portfolio compared to the preceding period.
For the three months ended March 31, 2024, the increase in specific reserve of $0.7 million was related to a non-performing multifamily loan secured by two properties in North Carolina placed on cost recovery status. The Company did not recognize a specific provision/benefit for credit losses for the three months ended December 31, 2023.
Realized Gain/(Loss) on Real Estate Securities, Available for Sale
Realized gain on real estate securities, available for sale for the three months ended March 31, 2024 of $0.1 million was related to the sale of three CRE CLO bonds. Realized loss on real estate securities, available for sale for the three months ended December 31, 2023 of $30.0 thousand was related to the sale of two CRE CLO Bonds.
Realized Gain/(Loss) on Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended March 31, 2024 of $5.5 million was related to the sale of $100.7 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $106.2 million. Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended December 31, 2023 of $0.8 million was related to the sale of $26.3 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $27.1 million.
Gain/(Loss) on Other Real Estate Investments
Gain on other real estate investments for the three months ended March 31, 2024 was $6.0 thousand related to the sale of one real estate owned, held for sale property located in San Antonio, TX, compared to a gain of $0.1 million for the three months ended December 31, 2023 related to amounts recorded on a multifamily property in Lubbock, TX.
Net Result from Derivative Transactions
Net result from derivative transactions for the three months ended March 31, 2024 of a $0.2 million gain was composed of a realized gain of $0.3 million was primarily related to the termination and settlement of credit default swaps and treasury note futures partially offset by an unrealized loss of $0.1 million. This is compared to a net gain on our derivative portfolio of $0.3 million composed primarily of realized gains related to the termination and settlement of interest rate swap positions for the three months ended December 31, 2023.
(Provision)/Benefit for Income Tax
Provision for income tax for the three months ended March 31, 2024 was $0.8 million compared to a benefit of $0.3 million for the three months ended December 31, 2023. The difference is related to changes in taxable income/loss in our TRS segment.

Net (Income)/Loss Attributable to Non-controlling Interest
Net loss attributable to non-controlling interest in our consolidated joint ventures for the three months ended March 31, 2024 amounted to $0.1 million compared to a net income attributable to non-controlling interest of $16.0 thousand for the three months ended December 31, 2023.
Expenses from Operations
Expenses from operations for the three months ended March 31, 2024 and December 31, 2023 consisted of the following (dollars in thousands):

	Three Months Ended
	March 31, 2024	December 31, 2023
Asset management and subordinated performance fee	$7,865	$8,954
Acquisition expenses	238	264
Administrative services expenses	2,860	3,447
Professional fees	4,084	3,509
Share-based compensation	1,799	1,256
Depreciation and amortization	1,417	1,614
Other expenses	2,363	1,812
Total expenses from operations	$20,626	$20,856
Overall, operating expenses were consistent with prior quarter, with a decrease of $0.2 million primarily related to (i) a decrease in asset management and subordinated performance fees due to a larger amount of incentive fees incurred during the three months ended December 31, 2023 and (ii) a decrease in administrative service expenses due to less time spent on asset workout during the three months ended March 31, 2024 compared to the three months ended December 31, 2023 partially offset by (iii) an increase in professional fees due to increases in tax consulting fees and broker fees and (iv) an increase in share-based compensation due to equity awards issued under the Company's 2021 Incentive Plan during the three months ended March 31, 2024.

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
Our contractually obligated payments primarily consist of payment obligations under the debt financing arrangements which are set forth below, and included in “Contractual Obligations and Commitments.”
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
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity and total leverage ratios:

	March 31, 2024	December 31, 2023
Net debt-to-equity ratio(1)	2.4x	2.3x
Total leverage ratio(2)	2.5x	2.5x
________________________
(1) Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, repurchase agreements - commercial mortgage loans, repurchase agreements - real estate securities, asset-specific financing arrangements, and unsecured debt, less cash and cash equivalents, to (ii) total equity and total redeemable convertible preferred stock, at period end. Recourse net debt-to-equity ratio was 0.3x and 0.2x as of March 31, 2024 and December 31, 2023, respectively.
(2) Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, repurchase agreements - commercial mortgage loans, repurchase agreements - real estate securities, asset-specific financing arrangements, and unsecured debt, to (ii) total equity and total redeemable convertible preferred stock, at period end. Recourse leverage ratio was 0.4x and 0.4x as of March 31, 2024 and December 31, 2023, respectively.
Sources of Liquidity
Our primary sources of liquidity include unrestricted cash, capacity in our collateralized loan obligations available for reinvestment, and financings available and in progress on financing lines.
Our current sources of near-term liquidity as of March 31, 2024 and December 31, 2023 are set forth in the following table (dollars in millions):

	March 31, 2024	December 31, 2023
Unrestricted cash	$240	$338
CLO reinvestment available(1)	11	55
Financings available & in progress(2)	787	1,131
Total	$1,038	$1,524
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
We have an effective shelf registration statement for offerings of equity securities that is not limited on the amount of securities we may issue. We also have authorized an at-the-market sales program ("ATM") pursuant to which we may sell up to

$200 million of shares of our common stock from time to time. We have not sold any shares of common stock under the ATM to date. We also may access liquidity through our dividend reinvestment and direct stock purchase plan ("DRIP").
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
Collateralized Loan Obligations
As of March 31, 2024, the Company had $10.8 million of reinvestment capital available across all outstanding collateralized loan obligations. The following table shows the par value outstanding for each CLO and the respective reinvestment end dates (dollars in millions):

CLO Name	Debt Amount	Reinvestment End Date
2021-FL6 Issuer	$536.62	Ended
2021-FL7 Issuer	$674.82	Ended
2022-FL8 Issuer	$959.94	Ended
2022-FL9 Issuer	$670.64	07/08/24
2023-FL10 Issuer	$717.24	04/08/25
Repurchase Agreements and Revolving Credit Facilities ("Repo and Revolving Credit Facilities")
The Repo and Revolving Credit Facilities are financing sources through which the Company may pledge one or more mortgage loans to the financing entity in exchange for funds at an advance rate that typically ranges between 60% to 75% of the principal amount of the mortgage loan being pledged.
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

The following tables summarize our Repo and Revolving Credit Facilities and our master repurchase agreements ("MRAs") for the three months ended March 31, 2024, 2023, and 2022, respectively (dollars in thousands):

	As of March 31, 2024
	Amount Outstanding	Average Outstanding Balance
	Q1	Q1
Repurchase agreements and revolving credit facilities - commercial mortgage loans	$412,556	$382,313
Repurchase agreements, real estate securities	194,769	217,012
Total	$607,325	$599,325

	As of March 31, 2023
	Amount Outstanding	Average Outstanding Balance
	Q1	Q1
Repurchase agreements and revolving credit facilities - commercial mortgage loans	$604,421	$725,300
Repurchase agreements - real estate securities	107,934	217,389
Repurchase agreements - real estate securities, held as trading	121,000	149,387
Total	$833,355	$1,092,076

	As of March 31, 2022
	Amount Outstanding	Average Outstanding Balance
	Q1	Q1
Repurchase agreements and revolving credit facilities - commercial mortgage loans	$522,890	$813,144
Repurchase agreements - real estate securities	54,610	44,744
Repurchase agreements - real estate securities, held as trading	1,659,931	3,055,413
Total	$2,237,431	$3,913,301
The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the three months ended March 31, 2024, the maximum average outstanding balance was $569.8 million, of which $378.3 million was related to repurchase agreements on our commercial mortgage loans and $191.5 million for repurchase agreements on our real estate securities.
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
In March 2024, the Company's board of directors declared the following: (i) a first quarter 2024 dividend of $0.355 per share on the Company's common stock (equivalent to $1.42 per annum), (ii) a first quarter 2024 dividend of $106.22 per share on the Company’s Series H Preferred Stock, and (iii) a first quarter 2024 dividend of $0.46875 per share on the Company’s Series E Preferred Stock, all of which were paid in April 2024 to holders of record on March 31, 2024.
Under the Company’s DRIP, the Company may elect to supply shares for reinvestment via newly issued shares of common stock under the DRIP or via shares of common stock purchased by the DRIP administrator on the open market. During the three months ended March 31, 2024 and 2023, no shares were issued, and 40,735 shares and 58,310 shares, respectively, of common stock were purchased by the administrator under the dividend reinvestment component of the DRIP.
During the three months ended March 31, 2024 and 2023, the Company paid an aggregate of $29.4 million and $29.5 million, respectively, of common stock distributions.

Cash Flows
The following table sets forth changes in cash, cash equivalents and restricted cash for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities	$12,970	$33,258
Cash Flows From Investing Activities	(139,334)	422,808
Cash Flows From Financing Activities	30,799	(409,273)
Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$(95,565)	$46,793
Cash Flows from Operating Activities
During the three months ended March 31, 2024 our cash flows from operating activities were primarily driven by net income of $35.8 million and net cash outflow of $24.5 million related to originations and sales of commercial mortgage loans, held for sale, measured at fair value.
During the three months ended March 31, 2023 our cash flows from operating activities were primarily driven by net income of $43.8 million, offset by certain non-cash income.
Cash Flows from Investing Activities
During the three months ended March 31, 2024 our cash inflows from investing activities were primarily driven by (i) proceeds from principal repayments of $280.3 million received on commercial mortgage loans, held for investment, (ii) proceeds received from the sale of real estate securities of $41.8 million and (iii) proceeds from the sale of real estate owned, held for sale assets of $42.2 million. Inflows were partially offset by (i) the origination and purchase of $488.3 million of commercial mortgage loans, held for investment and (ii) the purchase of real estate securities for $15.7 million.
During the three months ended March 31, 2023 our cash inflows were primarily driven by (i) proceeds from principal repayments on commercial mortgage loans, held for investment of $406.2 million, (ii) proceeds from the sale of real estate securities of $225.1 million, and (iii) principal collateral received on mortgage investments of $7.3 million. Inflows were offset by (i) originations and purchases of $195.6 million of commercial mortgage loans, held for investment and (ii) $20.3 million for the purchase of real estate securities, available for sale.
Cash Flows from Financing Activities
During the three months ended March 31, 2024 our cash outflows from financing activities were primarily driven by (i) net repayments from borrowings on collateralized loan obligations of $38.7 million, (ii) $36.1 million of distributions paid and (iii) repayments on our other financings of $23.7 million. Outflows were partially offset by (i) net borrowings on repurchase agreements and revolving credit facilities for commercial mortgage loans of $112.8 million and (ii) net borrowings on repurchase agreements for real estate securities of $20.7 million.
During the three months ended March 31, 2023 our cash outflows were primarily driven by (i) repayments from borrowings on collateralized loan obligations of $69.0 million, (ii) net repayments on repurchase agreements and revolving credit facilities for commercial mortgage loans of $76.4 million, (iii) net repayments on repurchase agreements for real estate securities of $211.1 million, (iv) repayments from borrowings on unsecured debt of $13.4 million and (v) $36.3 million of distributions paid.
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

Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of March 31, 2024 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments(1)	$104,268	$283,645	$—	$—	$387,913
Repurchase agreements - commercial mortgage loans	—	412,556	—	—	412,556
Repurchase agreements - real estate securities	194,769	—	—	—	194,769
CLOs(2)	—	—	—	3,559,267	3,559,267
Mortgage Note Payable	23,998	—	—	—	23,998
Unsecured debt	—	—	—	81,320	81,320
Other financings	—	—	12,865	—	12,865
Total	$323,035	$696,201	$12,865	$3,640,587	$4,672,688
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $467.0 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligations line of the consolidated balance sheet as of March 31, 2024. This reflects the contractual CLO maturity dates.
In addition to its cash requirements, the Company pays a quarterly dividend and has an existing share repurchase authorization. As of March 31, 2024, the Company’s quarterly cash dividend was $0.355 per share of common stock (which was paid on an as-converted basis on the Company’s shares of Series H Preferred Stock), and $0.46875 per share on the Company’s shares of Series E Preferred Stock. The payment of future dividends is subject to declaration by the board of directors. The Company’s board of directors also has authorized a $65.0 million share repurchase program, of which $34.0 million remained available as of March 31, 2024. The authorization does not obligate the Company to acquire any specific number of shares. The Company repurchased 151,123 shares at an average price of $12.42 per share during the three months ended March 31, 2024.
Related Party Arrangements
Refer to “Note 11 - Related Party Transactions and Arrangements” for a summary of the Company’s related party arrangements.
Non-GAAP Financial Measures
Distributable Earnings and Distributable Earnings to Common
Distributable Earnings is a non-GAAP measure, which the Company defines as GAAP net income (loss), adjusted for (i) non-cash CLO amortization acceleration and amortization over the expected useful life of the Company's CLOs, (ii) unrealized gains and losses on loans, derivatives and ARMs, including CECL reserves and impairments, (iii) non-cash equity compensation expense, (iv) depreciation and amortization, (v) subordinated performance fee accruals/(reversal), (vi) realized gains and losses on debt extinguishment and CLO calls, and (vii) certain other non-cash items. Further, Distributable Earnings to Common, a non-GAAP measure, presents Distributable Earnings net of (i) perpetual preferred stock dividend payments and (ii) non-controlling interests in joint ventures.
The Company believes that Distributable Earnings and Distributable Earnings to Common provide meaningful information to consider in addition to the disclosed GAAP results. The Company believes Distributable Earnings and Distributable Earnings to Common are useful financial metrics for existing and potential future holders of its common stock as historically, over time, Distributable Earnings to Common has been an indicator of common dividends per share. As a REIT, the Company generally must distribute annually at least 90% of its taxable income, subject to certain adjustments, and therefore believes dividends are one of the principal reasons stockholders may invest in its common stock. Further, Distributable Earnings to Common helps investors evaluate performance excluding the effects of certain transactions and GAAP adjustments that the Company does not believe are necessarily indicative of current loan portfolio performance and the Company's operations and is one of the performance metrics the Company's board of directors considers when dividends are declared.

Distributable Earnings and Distributable Earnings to Common do not represent net income (loss) and should not be considered as an alternative to GAAP net income (loss). The methodology for calculating Distributable Earnings and Distributable Earnings to Common may differ from the methodologies employed by other companies and thus may not be comparable to the Distributable Earnings reported by other companies.
The following table provides a reconciliation of GAAP net income to Distributable Earnings and Distributable Earnings to Common as of the three months ended March 31, 2024 and 2023 (amounts in thousands, except share and per share data):

	Three months ended March 31,
	2024	2023
GAAP Net Income (Loss)	$35,827	$43,839
Adjustments:
CLO amortization acceleration(1)	—	(1,468)
Unrealized (gain)/loss on financial instruments(2)	(325)	1,312
Unrealized (gain)/loss - ARMs	—	(734)
(Reversal of)/Provision for credit losses	2,880	4,360
Non-Cash Compensation Expense	1,799	1,022
Depreciation and amortization	1,417	1,805
Subordinated performance fee(3)	(554)	(594)
Realized (gain)/loss on debt extinguishment / CLO call	—	(4,767)
Distributable Earnings	$41,044	$44,775
7.5% Series E Cumulative Redeemable Preferred Stock Dividend	(4,842)	(4,842)
Non-controlling interests in joint ventures net income/(loss)	93	(9)
Noncontrolling Interests in Joint Ventures Depreciation and Amortization	(276)	(360)
Distributable Earnings to Common	$36,019	$39,564
Average Common Stock & Common Stock Equivalents(4)	1,389,912	1,422,565
GAAP Net Income/(Loss) ROE	8.9%	11.0%
Distributable Earnings ROE	10.4%	11.1%
GAAP Net Income/(Loss) Per Share, Diluted	$0.35	$0.44
GAAP Net Income/(Loss) Per Share, Fully Converted(5)	$0.35	$0.44
Distributable Earnings Per Share, Fully Converted(5)	$0.41	$0.44
________________________
(1) Before Q1 2024, we adjusted GAAP income for non-cash CLO amortization acceleration to effectively amortize the issuance costs of our CLOs over the expected lifetime of the CLOs. We assume our CLOs will be outstanding for approximately four years and amortized the financing costs over approximately four years in our distributable earnings as compared to effective yield methodology in our GAAP earnings. Starting in Q1 2024, we amortized the issuance costs incurred on our CLOs over the expected lifetime of the CLOs in our GAAP presentation, making our previous adjustment no longer necessary.
(2) Represents unrealized gains and losses on (i) commercial mortgage loans, held for sale, measured at fair value, (ii) other real estate investments, measured at fair value and (iii) derivatives.
(3) Represents accrued and unpaid subordinated performance fee. In addition, reversal of subordinated performance fee represents cash payment obligations in the quarter.
(4) Represents the average of all classes of equity except the Series E Preferred Stock.
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
As of March 31, 2024 and December 31, 2023, our portfolio included 145 and 141 variable rate investments, respectively, based on LIBOR and SOFR (or "indexing rates") for various terms. As of June 2023, the Company has fully transitioned all loans on LIBOR indexing rates to SOFR indexing rates. Borrowings under our financing arrangements are based on SOFR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant, and no actions were taken to alter our existing interest rate sensitivity. The changes in the portfolio for each basis points increase/decrease is a change from the base scenario.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	March 31, 2024	December 31, 2023
(-) 25 Basis Points	(1.42)%	(1.49)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	2.88%	3.01%
(+) 100 Basis Points	5.75%	6.03%

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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
Please refer to “Litigation and Regulatory Proceedings” in "Note 10 - Commitments and Contingencies" to the consolidated financial statements included in this report. The Company believes that these proceedings, individually or in the aggregate, will not have a material impact on the Company’s financial condition, operating results or cash flows.
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

Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes from these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company’s board of directors has authorized a $65 million share repurchase program that permits share repurchases at prices below the most recently reported book value per share as determined in accordance with GAAP. Purchases made under the Company’s program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any purchases by the Company are determined by the Company in its reasonable business judgment and consistent with the exercise of its legal duties and are subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Company's share repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company’s share repurchase program will remain open until at least December 31, 2024 or until the capital committed to the repurchase program has been exhausted, whichever is sooner. Repurchases under the share repurchase program may be suspended from time to time at the Company’s discretion without prior notice.
The following table sets forth purchases of the Company's common stock under the share repurchase program for the three months ended March 31, 2024 (in thousands, except share and per share data):

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
January 1, 2024 - January 31, 2024	—	$—	—	$35,917
February 1, 2024 - February 29, 2024	151,123	12.42	—	34,040
March 1, 2024 - March 31, 2024	—	—	—	34,040
Total	151,123	$12.42	—	$34,040
_______________________
(1) The average price paid per share represents the average purchase price per share, inclusive of any broker’s fees or commissions.
(2) All of the purchases listed in the table above were made in the open market under the Company's share repurchase program announced on July 26, 2021, including under a Rule 10b5-1 plan adopted by the Company.
The Company repurchased 151,123 shares of common stock at an average price of $12.42 per share for a total of $1.9 million during the three months ended March 31, 2024. Subsequent to March 31, 2024, the Company repurchased 160,000 shares of common stock at an average price of $12.33 for a total of $2.0 million. As of April 19, 2024, $32.1 million remains available under the Company’s share repurchase program.
Unregistered Sales of Equity Securities

None.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Benefit Street Partners Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin BSP Realty Trust, Inc.
April 29, 2024	By	/s/ Richard J. Byrne
Name: Richard J. Byrne
Title: Chief Executive Officer
(Principal Executive Officer)

April 29, 2024	By	/s/ Jerome S. Baglien
Name: Jerome S. Baglien
Title: Chief Financial Officer, Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)