Form 10-Q
period 2024-06-30
Franklin BSP Realty Trust, Inc.
filed 2024-07-31
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2024
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of July 24, 2024 was 81,828,987.

FRANKLIN BSP REALTY TRUST, INC.

i

PART I. Item 1. Consolidated Financial Statements and Notes (unaudited)
FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$94,779	$337,595
Restricted cash	10,957	6,092
Commercial mortgage loans, held for investment, net of allowance for credit losses of $80,536 and $47,175 as of June 30, 2024 and December 31, 2023, respectively	5,347,395	4,989,767
Commercial mortgage loans, held for sale, measured at fair value	62,165	—
Real estate securities, available for sale, measured at fair value, amortized cost of $214,752 and $243,272 as of June 30, 2024 and December 31, 2023, respectively (includes pledged assets of $215,327 and $167,948 as of June 30, 2024 and December 31, 2023, respectively)	215,327	242,569
Receivable for loan repayment(1)	54,483	55,174
Accrued interest receivable	39,819	42,490
Prepaid expenses and other assets	17,306	19,213
Intangible lease asset, net of amortization	41,280	42,793
Real estate owned, net of depreciation	114,509	115,830
Real estate owned, held for sale	271,316	103,657
Total assets	$6,269,336	$5,955,180
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$3,420,137	$3,567,166
Repurchase agreements and revolving credit facilities - commercial mortgage loans	762,437	299,707
Repurchase agreements - real estate securities	243,646	174,055
Mortgage note payable	23,998	23,998
Other financings	12,865	36,534
Unsecured debt	81,345	81,295
Derivative instruments, measured at fair value	1,013	—
Interest payable	13,531	15,383
Distributions payable	36,233	36,133
Accounts payable and accrued expenses	13,014	13,339
Due to affiliates	16,550	19,316
Intangible lease liability, held for sale	10,934	12,297
Total liabilities	$4,635,703	$4,279,223
Commitments and Contingencies
Redeemable convertible preferred stock:
Redeemable convertible preferred stock Series H, $0.01 par value, 20,000 authorized and 17,950 issued and outstanding as of June 30, 2024 and December 31, 2023	$89,748	$89,748
Total redeemable convertible preferred stock	$89,748	$89,748
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 7.5% Cumulative Redeemable Preferred Stock, Series E, 10,329,039 shares issued and outstanding as of June 30, 2024 and December 31, 2023	$258,742	$258,742
Common stock, $0.01 par value, 900,000,000 shares authorized, 83,054,639 and 82,751,913 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	818	820
Additional paid-in capital	1,596,709	1,599,197
Accumulated other comprehensive income (loss)	575	(703)
Accumulated deficit	(337,734)	(298,942)
Total stockholders' equity	$1,519,110	$1,559,114
Non-controlling interest	24,775	27,095
Total equity	$1,543,885	$1,586,209
Total liabilities, redeemable convertible preferred stock and equity	$6,269,336	$5,955,180
_________________________________________________________
(1) Includes $36.3 million and $55.1 million of cash held by servicer related to the CLOs as of June 30, 2024 and December 31, 2023, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income
Interest income	$133,553	$152,892	$264,111	$283,428
Less: Interest expense	86,740	75,299	168,058	146,374
Net interest income	46,813	77,593	96,053	137,054
Revenue from real estate owned	4,072	6,438	8,784	9,750
Total income	$50,885	$84,031	$104,837	$146,804
Expenses
Asset management and subordinated performance fee	$6,252	$8,900	$14,117	$16,985
Acquisition expenses	195	283	433	661
Administrative services expenses	704	3,398	3,564	7,427
Professional fees	3,864	2,794	7,948	7,608
Share-based compensation	2,087	1,228	3,886	2,250
Depreciation and amortization	1,417	2,196	2,835	4,001
Other expenses	3,202	4,301	5,565	6,467
Total expenses	$17,721	$23,100	$38,348	$45,399
Other income/(loss)
(Provision)/benefit for credit losses	$(32,178)	$(21,624)	$(35,059)	$(25,984)
Realized gain/(loss) on extinguishment of debt	—	270	—	5,037
Realized gain/(loss) on real estate securities, available for sale	—	—	88	596
Realized gain/(loss) on sale of commercial mortgage loans, held for sale, measured at fair value	1,384	2,094	6,897	2,094
Unrealized gain/(loss) on commercial mortgage loans, held for sale, measured at fair value	158	(303)	615	44
Gain/(loss) on other real estate investments	(6,249)	(1,691)	(6,243)	(3,030)
Trading gain/(loss)	—	(946)	—	2,022
Unrealized gain/(loss) on derivatives	(183)	393	(321)	73
Realized gain/(loss) on derivatives	22	573	313	617
Total other income/(loss)	$(37,046)	$(21,234)	$(33,710)	$(18,531)
Income/(loss) before taxes	(3,882)	39,697	32,779	82,874
(Provision)/benefit for income tax	117	(53)	(717)	609
Net income/(loss)	$(3,765)	$39,644	$32,062	$83,483
Net (income)/loss attributable to non-controlling interest	1,590	(41)	1,683	(50)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$(2,175)	$39,603	$33,745	$83,433
Less: Preferred stock dividends	6,748	6,749	13,497	13,497
Net income/(loss) applicable to common stock	$(8,923)	$32,854	$20,248	$69,936

Basic earnings per share	$(0.11)	$0.39	$0.24	$0.83
Diluted earnings per share	$(0.11)	$0.39	$0.24	$0.83
Basic weighted average shares outstanding	81,815,681	82,252,979	81,904,888	82,512,434
Diluted weighted average shares outstanding	81,815,681	82,252,979	81,904,888	82,512,434

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income/(loss)	$(3,765)	$39,644	$32,062	$83,483

Amounts related to available for sale real estate securities:
Change in net unrealized gain/(loss)	$45	$636	$972	$(1,012)
Reclassification adjustment for amounts included in net income/(loss)	—	—	306	(677)
	$45	$636	$1,278	$(1,689)
Comprehensive (income)/loss attributed to non-controlling interest	1,590	(41)	1,683	(50)
Comprehensive income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$(2,130)	$40,239	$35,023	$81,744

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Preferred E	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2023	82,751,913	$820	$1,599,197	$(703)	$(298,942)	$258,742	$1,559,114	$27,095	$1,586,209
Common stock repurchases	(151,123)	(2)	(1,875)	—	—	—	(1,877)	—	(1,877)
Share-based compensation	766,664	2	1,797	—	—	—	1,799	—	1,799
Shares canceled for tax withholding on vested equity rewards	(112,971)	—	(1,508)	—	—	—	(1,508)	—	(1,508)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	35,920	—	35,920	—	35,920
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	(93)	(93)
Distributions declared	—	—	—	—	(36,304)	—	(36,304)	—	(36,304)
Other comprehensive income/(loss)	—	—	—	1,233	—	—	1,233	—	1,233
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	4	4
Balance, March 31, 2024	83,254,483	$820	$1,597,611	$530	$(299,326)	$258,742	$1,558,377	$27,006	$1,585,383
Common stock repurchases	(240,740)	(2)	(2,989)	—	—	—	(2,991)	—	(2,991)
Share-based compensation	40,896	—	2,087	—	—	—	2,087	—	2,087
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	(2,175)	—	(2,175)	—	(2,175)
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	(1,590)	(1,590)
Distributions declared	—	—	—	—	(36,233)	—	(36,233)	—	(36,233)
Other comprehensive income/(loss)	—	—	—	45	—	—	45	—	45
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	(641)	(641)
Balance, June 30, 2024	83,054,639	$818	$1,596,709	$575	$(337,734)	$258,742	$1,519,110	$24,775	$1,543,885

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Preferred E	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2022	82,992,784	$826	$1,602,247	$390	$(299,225)	$258,742	$1,562,980	$15,408	$1,578,388
Common stock repurchases	(313,411)	(3)	(3,664)	—	—	—	(3,667)	—	(3,667)
Share-based compensation	442,419	—	1,022	—	—	—	1,022	—	1,022
Shares canceled for tax withholding on vested equity rewards	(57,021)	—	(812)	—	—	—	(812)	—	(812)
Series I Preferred Stock converted into common stock	299,200	3	4,997	—	—	—	5,000	—	5,000
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	43,830	—	43,830	—	43,830
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	9	9
Distributions declared	—	—	—	—	(36,367)	—	(36,367)	—	(36,367)
Other comprehensive income/(loss)	—	—	—	(2,325)	—	—	(2,325)	—	(2,325)
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	5,851	5,851
Balance, March 31, 2023	83,363,971	$826	$1,603,790	$(1,935)	$(291,762)	$258,742	$1,569,661	$21,268	$1,590,929
Common stock repurchases	(444,726)	(5)	(5,490)	—	—	—	(5,495)	—	$(5,495)
Common stock issued through dividend reinvestment plan	61,866	1	768	—	—	—	769	—	$769
Share-based compensation	38,770	—	1,227	—	—	—	1,227	—	$1,227
Offering costs	—	—	(259)	—	—	—	(259)	—	$(259)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	39,603	—	39,603	—	$39,603
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	41	$41
Distributions declared	—	—	—	—	(36,221)	—	(36,221)	—	$(36,221)
Other comprehensive income/(loss)	—	—	—	636	—	—	636	—	$636
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	8,521	$8,521
Balance, June 30, 2023	83,019,881	$822	$1,600,036	$(1,299)	$(288,380)	$258,742	$1,569,921	$29,830	$1,599,751

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income/(loss)	$32,062	$83,483
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Premium amortization and (discount accretion), net	$(4,860)	$(6,244)
Accretion of deferred commitment fees	(3,394)	(5,073)
Amortization of deferred financing costs	6,401	3,893
Share-based compensation	3,886	2,250
Realized (gain)/loss on extinguishment of debt	—	(5,037)
Realized (gain)/loss on sale of available for sale securities, measured at fair value	(88)	(596)
Realized (gain)/loss on sale of commercial mortgage loans, held for sale, measured at fair value	(6,897)	(2,094)
Unrealized (gain)/loss from commercial mortgage loans, held for sale, measured at fair value	(615)	(44)
Unrealized (gain)/loss from derivative instruments	321	(73)
(Gain)/loss from other real estate investments	6,243	3,030
Trading (gain)/loss	—	(2,022)
Depreciation and amortization	2,835	3,554
Straight line rental income	(2,770)	(614)
Provision/(benefit) for credit losses	35,059	25,984
Origination of commercial mortgage loans, held for sale, measured at fair value	(201,125)	(76,250)
Proceeds from sale or repayment of commercial mortgage loans, held for sale, measured at fair value	146,472	59,697
Changes in assets and liabilities:
Accrued interest receivable	6,065	732
Prepaid expenses and other assets	965	(761)
Accounts payable and accrued expenses	(1,058)	(6,105)
Due to affiliates	(2,766)	500
Interest payable	(1,852)	196
Net cash (used in)/provided by operating activities	$14,884	$78,406
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(1,100,153)	$(472,342)
Principal repayments received on commercial mortgage loans, held for investment	492,364	591,364
Proceeds from sale of real estate owned, held for sale	49,234	22,344
Purchase of real estate owned and capital expenditures	—	(645)
Purchase of real estate securities, available for sale	(28,271)	(100,267)
Proceeds from sale or paydown of real estate securities	56,889	127,660
Proceeds from sale of real estate securities, trading, at fair value	—	97,487
Principal collateral on mortgage investments	—	14,399
Proceeds from sale/(purchase) of derivative instruments	692	472
Net cash (used in)/provided by investing activities	$(529,245)	$280,472
Cash flows from financing activities:
Payments for common stock repurchases	$(4,867)	$(9,162)
Shares cancelled for tax withholding on vested equity rewards	(1,508)	(812)
Borrowings on collateralized loan obligations	27,949	—
Repayments of collateralized loan obligations	(179,585)	(89,888)
Borrowings on repurchase agreements and revolving credit facilities - commercial mortgage loans	565,216	417,476
Repayments of repurchase agreements and revolving credit facilities - commercial mortgage loans	(102,486)	(403,296)
Borrowings on repurchase agreements - real estate securities	115,664	596,187

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Repayments of repurchase agreements - real estate securities	(46,072)	(746,202)
Borrowings on other financings	—	46,842
Repayments on other financings	(23,669)	(40,795)
Repayments of unsecured debt	—	(13,367)
Payments of deferred financing costs	(1,157)	(2,034)
Payments of offering costs	—	(259)
Distributions to noncontrolling interest	(637)	—
Distributions paid	(72,438)	(71,915)
Net cash (used in)/provided by financing activities:	$276,410	$(317,225)
Net change in cash, cash equivalents and restricted cash	(237,951)	41,653
Cash, cash equivalents and restricted cash, beginning of period	343,687	190,487
Cash, cash equivalents and restricted cash, end of period	$105,736	$232,140

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	337,595	179,314
Restricted cash, beginning of period	6,092	11,173
Cash, cash equivalents and restricted cash, beginning of period	$343,687	$190,487

Cash and cash equivalents, end of period	94,779	224,696
Restricted cash, end of period	10,957	7,444
Cash, cash equivalents and restricted cash, end of period	$105,736	$232,140

Supplemental disclosures of cash flow information:
Cash payments for income taxes	$465	$313
Cash payments for interest	161,816	142,527

Supplemental disclosures of non - cash flow information:
Distribution payable	$36,233	$36,221
Common stock issued through dividend reinvestment plan	—	769
Loans transferred to real estate owned	222,115	118,631
Modification accounted for as repayment and new loan	(42,235)	—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
For the six months ended June 30, 2023, $0.6 million related to straight lining of rents was reclassified from Prepaid expenses and other assets to Straight line rental income in the consolidated statement of cash flows.
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
June 30, 2024
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 3 - Commercial Mortgage Loans
Commercial Mortgage Loans, Held for Investment
The following table is a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (dollars in thousands):

	June 30, 2024	December 31, 2023
Senior loans	$5,399,095	$5,017,569
Mezzanine loans	28,836	19,373
Total gross carrying value of loans	5,427,931	5,036,942
General allowance for credit losses	48,248	47,175
Specific allowance for credit losses	32,288	—
Less: Allowance for credit losses	80,536	47,175
Total commercial mortgage loans, held for investment, net	$5,347,395	$4,989,767
For the six months ended June 30, 2024 and year ended December 31, 2023, the activity in the Company's commercial mortgage loans, held for investment carrying values, was as follows (dollars in thousands):

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Amortized cost, beginning of period	$5,036,942	$5,269,776
Acquisitions and originations	1,107,490	941,513
Principal repayments	(491,460)	(1,076,532)
Net fees capitalized into carrying value of loans	(7,563)	(5,242)
Discount accretion/premium amortization	4,850	13,016
Transfer to real estate owned(1)(2)	(222,115)	(103,863)
Cost recovery	(213)	(1,726)
Amortized cost, end of period	$5,427,931	$5,036,942
Allowance for credit losses, beginning of period	$(47,175)	$(40,848)
General (provision)/benefit for credit losses	(1,073)	(20,551)
Specific (provision)/benefit for credit losses	(33,026)	(12,334)
Write offs from specific allowance for credit losses	738	26,558
Allowance for credit losses, end of period	$(80,536)	$(47,175)
Total commercial mortgage loans, held for investment, net	$5,347,395	$4,989,767
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
(2) For additional details on properties obtained through foreclosure or deed-in-lieu of foreclosure see Note 5 - Real Estate Owned.
As of June 30, 2024 and December 31, 2023, the Company's total commercial mortgage loan, held for investment portfolio, was comprised of 153 and 144 loans, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Loan Portfolio by Collateral Type and Geographic Region
The following tables represent the composition by loan collateral type and region of the Company's commercial mortgage loans, held for investment portfolio (dollars in thousands):

	June 30, 2024		December 31, 2023
Loan Collateral Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$4,030,905	74.1%	$3,876,108	76.8%
Hospitality	745,013	13.7%	670,274	13.3%
Industrial	274,283	5.0%	73,724	1.5%
Office	258,274	4.7%	269,924	5.4%
Retail	35,986	0.7%	34,000	0.7%
Other	94,424	1.8%	121,006	2.3%
Total	$5,438,885	100.0%	$5,045,036	100.0%

	June 30, 2024		December 31, 2023
Loan Region	Par Value	Percentage	Par Value	Percentage
Southwest	$2,068,343	38.0%	$1,920,491	38.1%
Southeast	1,975,711	36.3%	1,989,175	39.4%
Mideast	370,197	6.8%	455,739	9.0%
Great Lakes	180,966	3.3%	161,059	3.2%
New England	178,611	3.3%	63,274	1.3%
Far West	155,409	2.9%	113,554	2.3%
Rocky Mountain	137,060	2.5%	74,934	1.5%
Various(1)	372,588	6.9%	266,810	5.2%
Total	$5,438,885	100.0%	$5,045,036	100.0%
________________________
(1) Represents loans secured by a portfolio of properties located in various parts of the United States.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Allowance for Credit Losses
The following table presents the quarterly changes in the Company's allowance for credit losses for the six months ended June 30, 2024 (dollars in thousands):

		General Allowance for Credit Losses
	Specific Allowance for Credit Losses	Funded	Unfunded	Total	Total Allowance for Credit Losses
December 31, 2023	$—	$47,175	$1,133	$48,308	$48,308
Changes:
Provision/(Benefit)	738	1,302	841	2,143	2,881
Write offs	—	—	—	—	—
March 31, 2024	$738	$48,477	$1,974	$50,451	$51,189
Changes:
Provision/(Benefit)	32,288	(229)	119	(110)	32,178
Write offs	(738)	—	—	—	(738)
June 30, 2024	$32,288	$48,248	$2,093	$50,341	$82,629
Specific Allowance for Credit Losses
The Company elected to apply a practical expedient for collateral dependent assets in which the allowance for credit losses is calculated as the difference between the estimated fair value of the underlying collateral, less estimated cost to sell, and the amortized cost basis of the loan. As such, these loans receivable are measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The fair value of the underlying collateral is determined using the market approach, the income approach, or a combination thereof. The significant unobservable input used for the income approach, includes the exit capitalization rate assumptions, which ranged from 4.93% to 9.50%. The significant unobservable input used for the market approach, includes the estimated fair value less cost to sell based on a negotiated price from an anticipated buyer.
In June 2022, the Company originated a first mortgage loan with a commitment of $60.8 million secured by two multifamily properties in North Carolina. The loan was identified by management as non-performing and placed on non-accrual status, with an amortized cost of $58.0 million as of March 31, 2024. The Company recorded a specific allowance for credit losses of $0.7 million on this loan for the quarter ended March 31, 2024. In May 2024, the Company, through deed-in-lieu of foreclosure, acquired the properties which are recorded in Real estate owned, held for sale in the consolidated balance sheets. See Note 5 - Real Estate Owned for additional details.
In March 2021, the Company originated a first mortgage loan with a commitment of $48.5 million secured by an office property in Colorado. The loan was identified by management as non-performing and placed on cost recovery status, with an amortized cost of $44.7 million as of June 30, 2024. The Company recorded a specific allowance for credit losses of $27.8 million on this loan for the quarter ended June 30, 2024.
In December 2019, the Company originated a first mortgage loan with a commitment of $33.0 million secured by an office property in Georgia. The loan was identified by management as non-performing and placed on cost recovery status, with an amortized cost of $23.4 million as of June 30, 2024. The Company recorded a specific allowance for credit losses of $1.9 million on this loan for the quarter ended June 30, 2024.
In June 2022, the Company originated a first mortgage loan with a commitment of $46.0 million secured by a multifamily property located in North Carolina. The loan was identified by management as non-performing and placed on non-accrual status, with an amortized cost of $45.6 million as of June 30, 2024. The Company recorded a specific allowance for credit losses of $1.7 million on this loan for the quarter ended June 30, 2024.
In June 2022, the Company originated a first mortgage loan with a commitment of $152.8 million secured by a pool of 15 multifamily properties located in Oklahoma, South Carolina and North Carolina. The loan was identified by management as non-performing and placed on non-accrual status, with an amortized cost of $111.3 million as of June 30, 2024. The Company recorded a specific allowance for credit losses of $0.9 million on this loan for the quarter ended June 30, 2024.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

General Allowance for Credit Losses
The Company recorded a total increase (decrease) in its general allowance for credit losses during the three and six months ended June 30, 2024 of $(0.1) million and $2.1 million, respectively. The primary driver for the higher reserve balance over the six-month period is due to the Company utilizing a pessimistic macro-economic outlook since the end of the year along with an increase in size of the overall portfolio of commercial mortgage loans, held for investment as of June 30, 2024. Changes in the provision for credit losses for the Company’s financial instruments are recorded in (Provision)/benefit for credit losses in the consolidated statements of operations with a corresponding offset to the financial instrument’s amortized cost recorded in the consolidated balance sheet, or as a component of Accounts payable and accrued expenses for unfunded loan commitments.
Past Due Status
The following table presents a summary of the loans amortized cost basis as of June 30, 2024 (dollars in thousands):

	Current	Less than 90 days past due	90 or more days past due(1)	Total
As of June 30, 2024	$5,049,688	$209,777	$168,466	$5,427,931
________________________
(1) Comprised of two mortgage loans collateralized by multifamily properties, one of which is designated as non-performing and placed on non-accrual status. For the three months and six months ended June 30, 2024, the Company has received $4.6 million and $9.4 million, respectively, in interest proceeds included in Interest income in the consolidated statements of operations.
Non-performing Status
The following table presents the amortized cost basis of our non-performing loans as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024	December 31, 2023
Non-performing loan amortized cost at beginning of year, January 1	$78,185	$117,379
Addition of non-performing loan amortized cost	461,400	118,647
Less: Removal of non-performing loan amortized cost	314,558	157,841
Non-performing loan amortized cost end of period(1)	$225,027	$78,185
________________________
(1) As of June 30, 2024, and December 31, 2023, the Company had four and two loans, respectively, designated as non-performing. As of June 30, 2024, two of the four non-performing loans were placed on non-accrual status and two were placed on cost recovery status. For the loans designated as non-performing and placed on non-accrual status, the Company recognized $4.0 million and $7.4 million of interest proceeds included in Interest income in the consolidated statements of operations for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, the two loans designated as non-performing and placed on cost recovery were determined to have a specific allowance for credit losses of $27.8 million and $1.9 million, respectively. As of June 30, 2024, two of the four designated non-performing loans were collateralized by multifamily properties and two were collateralized by office properties.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

All commercial mortgage loans, excluding loans classified as commercial mortgage loans, held for sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2. As of June 30, 2024 and December 31, 2023, the weighted average risk rating of loans was 2.3 and 2.3, respectively.
The following tables present the par value and amortized cost of our commercial mortgage loans, held for investment as of June 30, 2024 and December 31, 2023, by the Company’s internal risk rating and year of origination (dollars in thousands):

June 30, 2024
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Total Par Value	2024	2023	2022	2021	2020	Prior	Total Amortized Cost	% of Portfolio
1	—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2	119	4,072,386	971,616	580,728	1,039,151	1,304,660	72,388	93,729	4,062,272	74.8%
3	27	1,076,343	—	153,220	241,256	618,737	46,239	16,473	1,075,925	19.8%
4	5	221,799	—	—	203,192	—	—	18,398	221,590	4.1%
5	2	68,357	—	—	—	44,700	—	23,444	68,144	1.3%
Total	153	$5,438,885	$971,616	$733,948	$1,483,599	$1,968,097	$118,627	$152,044	$5,427,931	100.0%
					Allowance for credit losses				(80,536)
						Total carrying value, net			$5,347,395

December 31, 2023
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Total Par Value	2023	2022	2021	2020	2019	Prior	Total Amortized Cost	% of Portfolio
1	—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2	111	3,897,680	694,228	1,256,509	1,724,734	105,477	73,743	35,734	3,890,424	77.2%
3	27	875,449	2,379	273,097	468,244	74,729	—	56,362	874,811	17.4%
4	6	271,907	—	141,740	87,126	—	42,840	—	271,707	5.4%
5	—	—	—	—	—	—	—	—	—	—%
Total	144	$5,045,036	$696,607	$1,671,346	$2,280,104	$180,206	$116,583	$92,096	$5,036,942	100.0%
					Allowance for credit losses				(47,175)
						Total carrying value, net			$4,989,767
Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
As of June 30, 2024 the contractual principal balance outstanding of commercial mortgage loans, held for sale, measured at fair value was $61.6 million, comprised of four loans. As of June 30, 2024, none of the Company's commercial mortgage loans, held for sale, measured at fair value were in default or greater than ninety days past due. As of December 31, 2023, the Company did not hold any commercial mortgage loans, held for sale.
The following tables represent the composition by loan collateral type and region of the Company's commercial mortgage loans, held for sale, measured at fair value as of June 30, 2024 (dollars in thousands):

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Loan Collateral Type	Par Value	Percentage
Multifamily	$43,500	70.7%
Hospitality	10,850	17.6%
Retail	7,200	11.7%
Total	$61,550	100.0%

Loan Region	Par Value	Percentage
Southwest	$7,200	11.7%
Far West	43,500	70.7%
Southeast	10,850	17.6%
Total	$61,550	100.0%
Note 4 - Real Estate Securities
Real Estate Securities Classified As Available For Sale
The following is a summary of the Company's real estate securities, available for sale, measured at fair value, as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	CRE CLO Bonds
	Number of Bonds	Benchmark Interest Rate	Weighted Average Interest Rate	Weighted Average Contractual Maturity (years)	Par Value	Fair Value
June 30, 2024	9	1 Month SOFR	7.97%	11.5	$214,932	$215,327

December 31, 2023	7	1 Month SOFR	8.12%	12.2	$243,340	$242,569
The Company classified its CRE CLO bonds as available for sale and reports them at fair value in the consolidated balance sheets with changes in fair value recorded in Accumulated other comprehensive income/(loss) in the consolidated balance sheets.
The following table shows the amortized cost, unrealized gain/(loss) and fair value of the Company's CRE CLO bonds as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
June 30, 2024	$214,752	$709	$(134)	$215,327

December 31, 2023	$243,272	$74	$(777)	$242,569
As of June 30, 2024, the Company held nine CRE CLO bonds with an amortized cost basis of $214.8 million and a net unrealized gain of $0.6 million, four of which were held in a gross unrealized loss position of $0.1 million. As of December 31, 2023, the Company held seven CRE CLO bonds with an amortized cost basis of $243.3 million and a net unrealized loss of $0.7 million, five of which were held in a gross unrealized loss position of $0.8 million. As of June 30, 2024 and December 31, 2023, zero positions had an unrealized loss for a period greater than twelve months. As of June 30, 2024 and December 31, 2023, the fair value of the Company's CRE CLO bonds that were in an unrealized loss position for less than twelve months was $40.1 million and $184.2 million, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 5 - Real Estate Owned
Real Estate Owned, Held for Investment
The following table summarizes the Company's real estate owned, held for investment assets as of June 30, 2024 and December 31, 2023 (dollars in thousands):

			As of June 30, 2024
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021(1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(6,330)	$84,293
August 2023	Office	Portland, OR	16,479	2,065	—	(39)	18,505
October 2023	Multifamily	Lubbock, TX	1,618	10,076	185	(168)	11,711
Total			$21,533	$96,400	$3,113	$(6,537)	114,509
________________________
See note below.

			As of December 31, 2023
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021(1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(5,179)	$85,444
August 2023	Office	Portland, OR	16,479	2,065	—	(13)	18,531
October 2023	Multifamily	Lubbock, TX	1,618	10,076	185	(24)	11,855
Total			$21,533	$96,400	$3,113	$(5,216)	$115,830
(1) In the third quarter of 2021, the Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, Jeffersonville Member, LLC (the “Jeffersonville JV”) to acquire a triple net lease property in Jeffersonville, GA. Refer to Note 11 - Related Party Transactions and Arrangements for details.
Depreciation expense for the three and six months ended June 30, 2024 totaled $0.6 million and $1.3 million, respectively. Depreciation expense for the three and six months ended June 30, 2023 totaled $1.0 million and $1.9 million, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Real Estate Owned, Held for Sale
The following table summarizes the Company's Real estate owned, held for sale assets and liabilities as of June 30, 2024 and December 31, 2023 (dollars in thousands):

		As of June 30, 2024
Property Type	Primary Location(s)	Assets, Net	Liabilities, Net
Retail (1)	Various	$92,175	$10,934
Multifamily (2)	Various	179,966	1,425
Total		$272,141	$12,359

________________________
See notes below.

		As of December 31, 2023
Property Type	Primary Location(s)	Assets, Net	Liabilities, Net
Retail (1)	Various	$103,657	$12,297
(1) In November 2022, the Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, BSPRT Walgreens Portfolio, LLC (the "Walgreens JV") to assume a group of 24 retail properties with various locations throughout the United States (the "Walgreens Portfolio"). Refer to Note 11 - Related Party Transactions and Arrangements. During the second quarter of 2024, the Company recorded a loss of $5.7 million, included in Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations, related to the portfolio consisting of a $5.0 million write-down of assets and a $0.7 million loss on the sale of two of the properties. As of June 30, 2024, the Company's real estate owned held for sale assets include the remaining 21 retail properties in the Walgreens Portfolio.
(2) In May and June 2024, the Company obtained, through foreclosure or deed-in-lieu of foreclosure, four multifamily properties located in various locations throughout the United States. The Company recognized a net loss on foreclosure of $0.5 million included in Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations.
As of June 30, 2024, the Company has designated certain properties included within the real estate owned business segment as held for sale in accordance with ASC 360. The properties are currently being marketed and sales are probable to occur within one year.
Note 6 - Leases
Intangible Lease Assets, Held for Investment
The following table summarizes the Company's identified intangible lease assets (primarily in-place leases) recognized in the consolidated balance sheets as of June 30, 2024 and December 31, 2023 (dollars in thousands):

Identified intangible assets:	June 30, 2024	December 31, 2023
Gross amount	$49,285	$49,285
Less: Accumulated amortization	(8,005)	(6,492)
Total, net	$41,280	$42,793
Rental Income
Rental income for the three and six months ended June 30, 2024 totaled $4.1 million and $8.8 million, respectively. Rental income for the three and six months ended June 30, 2023 totaled $6.2 million and $9.3 million, respectively. Rental income is included in Revenue from real estate owned in the consolidated statements of operations.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

The following table summarizes the Company's schedule of future minimum rents on its real estate owned, held for investment properties, with a remaining lease term of approximately 14.3 years, to be received under the leases (dollars in thousands):

Future Minimum Rents	June 30, 2024
2024 (July - December)	$4,522
2025	8,541
2026	8,539
2027	8,710
2028	8,884
2029 and beyond	97,388
Total future minimum rent	$136,584
Amortization Expense
Intangible lease assets are amortized using the straight-line method over the remaining term of the lease. The weighted average life of the intangible assets as of June 30, 2024 is approximately 14.3 years. Amortization expense for the three and six months ended June 30, 2024 is $0.8 million and $1.5 million, respectively. Amortization expense for the three and six months ended June 30, 2023 totaled $1.2 million and $2.1 million, respectively.
The following table summarizes the Company's expected other identified intangible assets, net amortization over the next five years, exclusive of intangible assets that are held for sale, assuming no further acquisitions or dispositions (dollars in thousands):

Amortization Expense - Other identified intangible assets	June 30, 2024
2024 (July - December)	$1,446
2025	2,880
2026	2,880
2027	2,880
2028	2,880

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 7 - Debt
Below is a summary of the Company's Repurchase facilities and revolving credit facilities - commercial mortgage loans ("Repo and Revolving Credit Facilities"), Mortgage note payable, Other financing and Unsecured debt as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024
	Capacity	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
Repo and revolving credit facilities - commercial mortgage loans(2):
JPM Repo Facility(3)	$500,000	$258,525	$5,974	7.56%	07/2026
Atlas Repo Facility(4)	350,000	87,245	1,792	8.19%	01/2026
WF Repo Facility(3)	400,000	123,882	3,500	7.55%	10/2025
Barclays Revolver Facility	250,000	—	441	N/A	09/2024
Barclays Repo Facility(3)	500,000	292,785	6,777	7.11%	03/2025
Churchill Repo Facility	225,000	—	69	N/A	N/A
Total/Weighted average	$2,225,000	$762,437	$18,553	7.46%
Mortgage note payable:
Debt related to our REO(5)	N/A	$23,998	$1,024	8.45%	10/2024
Other financings:
Other financings(6)	N/A	$12,865	$676	6.00%	Various(8)
Unsecured debt(7):
Junior Note I	N/A	$17,066	$824	9.09%	10/2035
Junior Note II	N/A	39,569	1,821	8.90%	12/2035
Junior Note III	N/A	24,710	1,139	8.90%	09/2036
Total/Weighted average	N/A	$81,345	$3,784	8.94%
________________________
See notes below.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

	December 31, 2023
	Capacity	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
Repo and revolving credit facilities - commercial mortgage loans(2):
JPM Repo Facility(3)	$500,000	$108,574	$22,401	7.90%	07/2026
Atlas Repo Facility(4)	600,000	52,864	6,603	7.68%	03/2024
WF Repo Facility(3)	400,000	71,730	9,580	7.85%	10/2025
Barclays Revolver Facility	250,000	—	940	N/A	09/2024
Barclays Repo Facility(3)	500,000	66,539	11,616	7.22%	03/2025
Churchill Repo Facility	225,000	—	30	N/A	N/A
Total/Weighted average	$2,475,000	$299,707	$51,170	7.70%
Mortgage note payable:
Debt related to our REO(5)	N/A	$23,998	$1,982	8.48%	10/2024
Other financings:
Other financings(6)	N/A	$36,534	$5,330	7.36%	Various(8)
Unsecured debt(7):
Junior Note I	N/A	$17,047	$1,940	9.15%	10/2035
Junior Note II	N/A	39,550	3,519	8.95%	12/2035
Junior Note III	N/A	24,698	2,199	8.95%	09/2036
Total/Weighted average	N/A	$81,295	$7,658	8.99%
________________________
(1) Represents year to date expense and includes amortization of deferred financing costs.
(2) The Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 60% to 75% of the principal amount of the mortgage loan being pledged. These loans are all floating rate at the Secured Overnight Financing Rate ("SOFR") plus an applicable spread. Additionally, the Repo and Revolving Credit Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of June 30, 2024 and December 31, 2023, the Company is in compliance with all debt covenants.
(3) There are two one-year extension options.
(4) On January 4, 2024, the Company extended the maturity date to January 5, 2026 with a one-year extension option. Additionally, the committed financing was decreased from $600 million to $350 million.
(5) Relates to a mortgage note payable in Jeffersonville JV, a consolidated joint venture. The loan has a principal amount of $112.7 million of which $88.7 million of the loan is owned by the Company and was eliminated in our consolidated financial statements (see Note 5 - Real Estate Owned).
(6) Comprised of two note-on-note financings via participation agreements. From inception of the loan, the Company's outstanding loans could increase as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The weighted average contractual maturity date of these loans is July 2028.
(7) The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option. Interest paid on unsecured debt totaled $1.9 million and $3.8 million for the three and six months ended June 30, 2024, respectively.

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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Below is a summary of the Company's MRAs which were included in Repurchase agreements - real estate securities in the Company's consolidated balance sheets as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged(1)	Weighted Average Interest Rate	Weighted Average Days to Maturity
JP Morgan Securities LLC	$133,868	$3,352	$166,981	6.35%	19
Wells Fargo Securities, LLC	8,994	278	10,041	6.09%	29
Barclays Capital Inc.	80,139	2,158	90,039	6.07%	4
Lucid Prime Fund	20,645	431	23,388	6.08%	18
Total/Weighted Average	$243,646	$6,219	$290,449	6.24%	14
________________________
See note below

	December 31, 2023
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged(1)	Weighted Average Interest Rate	Weighted Average Days to Maturity
JP Morgan Securities LLC	$113,111	$6,717	$127,602	6.29%	15
Wells Fargo Securities, LLC	8,994	235	9,975	6.14%	5
Barclays Capital Inc.	51,950	3,371	58,250	6.19%	5
Total/Weighted Average	$174,055	$10,323	$195,827	6.25%	11
________________________
(1) Includes $75.1 million and $27.9 million of CRE CLO bonds, held by the Company, which is eliminated through consolidation of the related CLO's on the Company's consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.
Collateralized Loan Obligation
The following table represents the terms of the notes issued by 2021-FL6 Issuer, 2021-FL7 Issuer, 2022-FL8 Issuer, 2022-FL9 Issuer and 2023-FL10 Issuer (collectively the "CLOs"), as of June 30, 2024 and December 31, 2023:

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

	June 30, 2024
CLO Facility	Number of Loans in pool(1)	Benchmark Interest Rate	Weighted Average Spread	Par Value	Par Value Outstanding(2)	Principal Balance of Collateralized Mortgage Assets	Maturity Dates
2021-FL6 Issuer	46	Term SOFR	1.49%	$584,500	$477,217	$537,678	3/15/2036
2021-FL7 Issuer	36	Term SOFR	1.67%	722,250	648,440	827,100	12/21/2038
2022-FL8 Issuer	44	AVG SOFR	1.73%	960,000	932,797	1,171,827	2/15/2037
2022-FL9 Issuer	50	Term SOFR	2.80%	670,637	670,639	801,110	5/15/2039
2023-FL10 Issuer(3)	27	Term SOFR	2.59%	717,243	717,243	868,043	9/15/2035
				$3,654,630	$3,446,336	$4,205,758

	December 31, 2023
CLO Facility	Number of Loans in pool(1)	Benchmark interest rate	Weighted Average Spread	Par Value	Par Value Outstanding(2)	Principal Balance of Collateralized Mortgage Assets	Maturity Dates
2021-FL6 Issuer	54	Term SOFR	1.43%	$584,500	$558,040	$673,289	3/15/2036
2021-FL7 Issuer	40	Term SOFR	1.64%	722,250	720,000	864,079	12/21/2038
2022-FL8 Issuer	46	AVG SOFR	1.72%	960,000	960,000	1,184,931	2/15/2037
2022-FL9 Issuer	51	Term SOFR	2.80%	670,637	670,639	800,638	5/15/2039
2023-FL10 Issuer	27	Term SOFR	2.57%	717,243	689,294	895,525	9/15/2035
				$3,654,630	$3,597,973	$4,418,462
________________________
(1) Loan assets may be pledged towards one or multiple CLO pool.
(2) Excludes $467.0 million and $495.0 million, respectively, of CLO notes, held by the Company, which are eliminated in Collateralized loan obligations in the consolidated balance sheet as of June 30, 2024 and December 31, 2023.
(3) During the first quarter of 2024, the Company sold the BSPRT FL10 AS retained tranche with a principal balance of $27.9 million.

The below table reflects the total assets and liabilities of the Company's outstanding CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of June 30, 2024 and December 31, 2023 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE. The VIE's are non-recourse to the Company.

	June 30, 2024	December 31, 2023
Assets (dollars in thousands)
Cash(1)	$37,144	$55,914
Commercial mortgage loans, held for investment, net(2)	4,168,490	4,379,760
Accrued interest receivable	18,272	23,927
Total Assets	$4,223,906	$4,459,601

Liabilities (dollars in thousands)
Notes payable, net(3)(4)	$3,913,384	$4,092,971
Accrued interest payable	11,991	15,171
Total Liabilities	$3,925,375	$4,108,142
________________________
(1) Includes $36.3 million and $55.1 million of cash held by the servicer related to CLO loan payoffs as of June 30, 2024 and December 31, 2023, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

(2) The balance is presented net of allowance for credit losses of $33.2 million and $32.6 million as of June 30, 2024 and December 31, 2023, respectively.
(3) Includes $467.0 million and $495.0 million of CLO notes, held by the Company, which are eliminated in Collateralized loan obligations of the consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.
(4) The balance is presented net of deferred financing cost and discount of $26.2 million and $30.8 million as of June 30, 2024 and December 31, 2023, respectively. The deferred financing costs are amortized over the expected lifetime of each CLO.
Note 8 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income/(loss) is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net income/(loss)	$(3,765)	$39,644	$32,062	$83,483
Net (income)/loss from non-controlling interest	1,590	(41)	1,683	(50)
Less: Preferred stock dividends	6,748	6,749	13,497	13,497
Net income/(loss) applicable to common stock	$(8,923)	$32,854	$20,248	$69,936
Less: Participating securities' share in earnings	450	526	898	1,325
Net income/(loss) applicable to common stockholders (for basic & diluted earnings per share)	$(9,373)	$32,328	$19,350	$68,611

Denominator
Weighted-average common shares outstanding for basic earnings per share	81,815,681	82,252,979	81,904,888	82,512,434
Weighted-average common shares outstanding for diluted earnings per share(1)	81,815,681	82,252,979	81,904,888	82,512,434

Basic earnings per share	$(0.11)	$0.39	$0.24	$0.83
Diluted earnings per share	$(0.11)	$0.39	$0.24	$0.83
________________________
(1) Weighted average dilutive shares excluded restricted shares and stock units as of the three months ended June 30, 2024 and 2023 of 96,783 and 797,497 respectively, as the effect was anti-dilutive. Weighted average dilutive shares excluded restricted shares and stock units as of the six months ended June 30, 2024 and 2023 of 118,176 and 754,487 respectively, as the effect was anti-dilutive. Additionally, the effect of dilutive shares excluded 5,370,498 and 5,370,640 weighted average common share equivalents of convertible preferred stock for the three and six months ended June 30, 2024 and 2023, respectively, as the effect was anti-dilutive.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 9 - Redeemable Convertible Preferred Stock and Equity Transactions
The following table presents the summary of the Company's outstanding shares of redeemable convertible preferred stock, perpetual preferred stock, and common stock as of June 30, 2024 and December 31, 2023 (in thousands, except share and per share amounts):

	Balance as of		Shares Outstanding as of		Second Quarter 2024 Dividend Per Share(1)
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Redeemable Convertible Preferred Stock:
Series H Preferred Stock(2)	$89,748	$89,748	17,950	17,950	$106.216
Perpetual Preferred Stock:
Series E Preferred Stock	$258,742	$258,742	10,329,039	10,329,039	$0.46875
Common Stock:
Common Stock - at par value(3)(4)	$818	$820	83,054,639	82,751,913	$0.355
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
(4) During the three and six months ended June 30, 2024, the Company repurchased 240,740 and 391,863 shares, respectively, of common stock at an average price of $12.42 per share, for a total of $3.0 million and $4.9 million, respectively. All of these shares were retired upon settlement. See discussion in the "Stock Repurchases" section below.
During the six months ended June 30, 2024 and 2023, the Company paid an aggregate of $58.9 million and $58.3 million, respectively, of common stock distributions comprised of quarterly common dividends of $0.355 per share.
Stock Repurchases
The Company’s board of directors has authorized a $65 million share repurchase program of the Company’s common stock. The Company’s share repurchase program authorizes share repurchases at prices below the most recently reported book value per share as determined in accordance with GAAP. Repurchases made under the program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any purchases by the Company will be determined by the Company in its reasonable business judgment and consistent with the exercise of its legal duties and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company share repurchase program will remain open until at least December 31, 2024 or until the capital committed to the applicable repurchase program has been exhausted, whichever is sooner. Repurchases under the Company’s share repurchase program may be suspended from time to time at the Company’s discretion without prior notice. As of June 30, 2024, the Company had $31.1 million remaining under the share repurchase program.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

The following table is a summary of the Company’s repurchase activity of its common stock during the six months ended June 30, 2024 (in thousands, except share amounts):

	For the Six Months Ended June 30, 2024
	Shares	Amount(1)(2)
Beginning of period, authorized repurchase amount		$35,917
Repurchases	391,863	(4,867)
Remaining as of June 30, 2024		$31,050
________________________
(1) For the six months ended June 30, 2024, the average purchase price was $12.42 per share.
(2)Amount includes commissions paid associated with share repurchases.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company has adopted a dividend reinvestment and direct stock purchase plan ("DRIP") under which we registered and reserved for issuance, in the aggregate, up to 63,000,000 shares of common stock. Under the dividend reinvestment component of this plan, the Company's common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of common stock (which shares, at the Company's option, are either issued directly from the Company or purchased by the administrator on the open market). The direct stock purchase component allows stockholders, subject to the Company's approval, to purchase shares of common stock directly from us. During the three months ended June 30, 2024 and 2023, no shares were issued, and 44,450 shares and 61,866 shares, respectively, of common stock were purchased by the administrator on the open market under the dividend reinvestment component of the DRIP. During the six months ended June 30, 2024 and 2023, no shares were issued, and 85,185 shares and 120,175 shares, respectively, of common stock were purchased by the administrator on the open market under the dividend reinvestment component of the DRIP.
Accumulated Other Comprehensive Income/(Loss)
The following table sets forth the changes in accumulated other comprehensive income/(loss) related to the Company's real estate securities, available for sale, measured at fair value for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Balance, Beginning of Period	$530	$(1,935)
Other comprehensive income/(loss)	45	636
Reclassification adjustment for amounts included in net income/(loss)	—	—
Balance, End of Period	$575	$(1,299)

	For the Six Months Ended
	June 30, 2024	June 30, 2023
Balance, Beginning of Period	$(703)	$390
Other comprehensive income/(loss)	972	(1,012)
Reclassification adjustment for amounts included in net income/(loss)	306	(677)
Balance, End of Period	$575	$(1,299)

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 10 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of June 30, 2024, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	As of June 30, 2024
2024	$53,719
2025	100,572
2026	181,149
2027	48,763
Total	$384,203
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three and six months ended June 30, 2024 and 2023 and the associated payable as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2024	2023	2024	2023	June 30, 2024	December 31, 2023
Acquisition expenses(1)	$195	$283	$433	$661	$—	$—
Administrative services expenses	704	3,398	3,564	7,427	704	3,447
Asset management and subordinated performance fee	6,252	8,900	14,117	16,985	14,330	15,014
Other related party expenses(2)(3)	347	339	690	550	1,516	855
Total related party fees and reimbursements	$7,498	$12,920	$18,804	$25,623	$16,550	$19,316
________________________
(1) Total acquisition expenses paid during the three months ended June 30, 2024 and 2023 were $3.1 million and $1.8 million, respectively, of which $2.9 million and $1.5 million were capitalized within the Commercial mortgage loans, held for investment and Real estate securities, available for sale, measured at fair value lines of the consolidated balance sheets. Total acquisition expenses paid during the six months ended June 30, 2024 and 2023 were $5.5 million and $2.9 million, respectively, of which $5.1 million and $2.2 million were capitalized within the Commercial mortgage loans, held for investment and Real estate securities, available for sale, measured at fair value lines of the consolidated balance sheets.
(2) These are related to reimbursable costs incurred related to the increase in loan origination activities and are included in Other expenses in the Company's consolidated statements of operations.
(3) As of June 30, 2024 and December 31, 2023, the related party payables include $1.4 million and $0.7 million, respectively, of payments made by the Advisor to third party vendors on behalf of the Company.
The payables as of June 30, 2024 and December 31, 2023, in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
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
As of June 30, 2024 and December 31, 2023, our commercial mortgage loans, held for investment, includes an aggregate of $86.8 million and $124.1 million, respectively, carrying value of loans to affiliates of our Advisor. The Company recognized $2.2 million and $4.8 million of interest income from these loans for the three and six months ended June 30, 2024, respectively, and $2.5 million and $4.8 million of interest income from these loans for the three and six months ended June 30, 2023, respectively, in the Company's consolidated statement of operations.
In the second quarter of 2022, the Company fully funded a $149.7 million first mortgage consisting of 24 retail properties with various locations throughout the United States. The Company entered into a joint venture agreement and formed the Walgreens JV to acquire 75.618% ownership interest in the Walgreens Portfolio, while the affiliated fund has 24.242% interest (see Note 5 - Real Estate Owned).

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no material transfers between levels within the fair value hierarchy for the period ended June 30, 2024 and December 31, 2023.
The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of June 30, 2024 and December 31, 2023 (dollars in thousands). The Company did not have any liabilities carried at fair value as of December 31, 2023.

	June 30, 2024
	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$215,327	$—	$215,327	$—
Commercial mortgage loans, held for sale, measured at fair value	62,165	—	—	62,165
Total assets, at fair value	$277,492	$—	$215,327	$62,165

Liabilities, at fair value
Credit default swaps	$687	$—	$687	$—
Treasury note futures	326	326	—	—
Total liabilities, at fair value	$1,013	$326	$687	$—

	December 31, 2023
	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$242,569	$—	$242,569	$—
Total assets, at fair value	$242,569	$—	$242,569	$—
Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of June 30, 2024 and December 31, 2023 (dollars in thousands). The Company did not hold any applicable positions as of December 31, 2023.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

	June 30, 2024
Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs(1)	Yield	Range
Commercial mortgage loans, held for sale, measured at fair value	$62,165	Discounted Cash Flow	Yield	7.6%	6.8% - 9.1%
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
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets. The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

June 30, 2024
Commercial mortgage loans, held for sale, measured at fair value
Beginning balance, January 1, 2024	$—
Transfers into Level III(1)	—
Originations	201,125
Sales/paydowns	(146,472)
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loans, held for sale	6,897
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	615
Transfers out of Level III(1)	—
Ending Balance, June 30, 2024	$62,165
________________________
(1) There were no transfers in or out of Level III as of June 30, 2024.

	December 31, 2023
	Real estate securities, trading, measured at fair value	Commercial mortgage loans, held for sale, measured at fair value
Beginning balance, January 1, 2023	$235,728	$15,559
Transfers into Level III(1)	—	—
Originations	—	102,500
Sales/paydowns	(235,123)	(121,976)
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loans, held for sale	—	3,873
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	—	44
Trading gain/(loss)	(605)	—
Transfers out of Level III(1)	—	—
Ending Balance, December 31, 2023	$—	$—
________________________
(1) There were no transfers in or out of Level III as of December 31, 2023.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

The fair value of cash and cash equivalents and restricted cash are measured using observable quoted market prices, or Level I inputs and their carrying value approximate their fair value. The fair value of borrowings under repurchase agreements approximate their carrying value on the consolidated balance sheets due to their short-term nature and are measured using Level III inputs.
Financial Instruments Measured at Fair Value on a Nonrecurring Basis
Real Estate Owned, held for sale, on the consolidated balance sheets are valued at fair value on a non-recurring basis in accordance with ASC 820 and are classified as Level III investments. At the time of acquisition, we determined the fair value of the net real estate assets, using either the market approach, the income approach, or a combination thereof.

During the quarter ended June 30, 2024, the Walgreens Portfolio was written down to estimated fair value less cost to sell for impairment purposes based on the market approach. In addition, the Company determined the fair value of its four multifamily properties, obtained through foreclosure or deed in lieu of foreclosure, based on a combination of the market approach and the income approach, utilizing exit capitalization rates which ranged from 5.00% - 6.25%. As of June 30, 2024, the Company's Real estate owned, held for sale assets and liabilities, had a fair value of $260.4 million, net, that represented the remaining 21 retail properties in the Walgreens Portfolio and four multifamily properties. As of December 31, 2023 the Company's Real estate owned, held for sale assets and liabilities, had a fair value of $91.4 million, net, representing the remaining 23 retail properties in the Walgreens Portfolio and four multifamily properties.
Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans, held for investment and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of June 30, 2024 and December 31, 2023 (dollars in thousands):

		June 30, 2024			December 31, 2023
		Level	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value
Commercial mortgage loans, held for investment(1)	Asset	III	$5,427,931	$5,383,523	III	$5,036,942	$5,010,580
Collateralized loan obligations(2)	Liability	II	3,420,137	3,414,700	II	3,567,166	3,521,274
Mortgage note payable	Liability	III	23,998	23,998	III	23,998	23,998
Other financings	Liability	III	12,865	12,865	III	36,534	36,534
Unsecured debt	Liability	III	81,345	73,600	III	81,295	64,900
________________________
(1) The carrying value is gross of $80.5 million and $47.2 million of allowance for credit losses as of June 30, 2024 and December 31, 2023, respectively.
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
Repurchase agreements - commercial mortgage loans of $762.4 million and $299.7 million as of June 30, 2024 and December 31, 2023, respectively, and repurchase agreements - real estate securities of $243.6 million and $174.1 million as of June 30, 2024 and December 31, 2023, respectively, are not carried at fair value and does not include accrued interest expense, which are presented in Note 7 – Debt. For these instruments, carrying value generally approximates fair value and are classified as Level III.
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
June 30, 2024
(Unaudited)

Note 13 - Derivative Instruments
The Company uses derivative instruments primarily to manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.
The following derivative instruments were outstanding as of June 30, 2024 (dollars in thousands):

		Fair Value
Contract type	Notional	Assets	Liabilities
Credit default swaps	$33,250	$—	$687
Treasury note futures	47,400	—	326
Total	$80,650	$—	$1,013
The following tables indicate the net realized and unrealized gains and losses on derivatives, by primary underlying risk exposure, as included in the consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
Contract type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Realized Gain/(Loss)
Credit default swaps	$47	$(30)	$(60)	$14
Interest rate swaps	—	—	453	559
Treasury note futures	(230)	122	—	—
Options	—	(70)	—	—
Total	$(183)	$22	$393	$573

	Six Months Ended June 30, 2024		Six Months Ended June 30, 2023
Contract type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Realized Gain/(Loss)
Credit default swaps	$4	$(125)	$3	$14
Interest rate swaps	—	—	161	559
Treasury note futures	(325)	508	(91)	44
Options	—	(70)	—	—
Total	$(321)	$313	$73	$617
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
Note 14 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. As of June 30, 2024 and December 31, 2023, there were no assets which were presented gross within the scope of ASC 210-20, Balance Sheet - Offsetting. The table below provides a gross presentation, the effects of offsetting, and a net presentation of the Company's derivative instruments and repurchase agreements as of June 30, 2024 and December 31, 2023 (dollars in thousands):

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral(1)	Net Amount
June 30, 2024
Repurchase agreements - commercial mortgage loans	$762,437	$—	$762,437	$762,437	$—	$—
Repurchase agreements - real estate securities	243,646	—	243,646	243,646	—	—
Derivative instruments, at fair value	1,013	—	1,013	—	1,013	—
December 31, 2023
Repurchase agreements - commercial mortgage loans	$299,707	$—	$299,707	$299,707	$—	$—
Repurchase agreements - real estate securities	174,055	—	174,055	174,055	—	—
________________________
(1) Included in Restricted cash in the Company's consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
Profit or loss on segment operations is measured by Net income/(loss) included in the consolidated statements of operations. The following table represents the Company's operations by segment for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

Three Months Ended June 30, 2024	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$133,553	$128,007	$4,357	$1,155	$34
Revenue from real estate owned	4,072	—	—	—	4,072
Interest expense	86,740	82,446	3,619	163	512
Net income/(loss)	(3,765)	2,413	312	(118)	(6,372)
Total assets as of June 30, 2024	6,269,336	5,509,908	219,995	99,290	440,143
Three Months Ended June 30, 2023
Interest income	$152,892	$147,258	$4,012	$748	$874
Revenue from real estate owned	6,438	—	—	—	6,438
Interest expense	75,299	70,963	3,542	301	493
Net income/(loss)	39,644	46,742	(569)	(7,378)	849
Total assets as of December 31, 2023	5,955,180	5,372,371	245,949	66,503	270,357

Six Months Ended June 30, 2024	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$264,111	$251,772	$8,958	$3,101	$280
Revenue from real estate owned	8,784	—	—	—	8,784
Interest expense	168,058	160,469	6,208	357	1,024
Net income/(loss)	32,062	30,354	2,063	4,172	(4,527)
Total assets as of June 30, 2024	6,269,336	5,509,908	219,995	99,290	440,143
Six Months Ended June 30, 2023
Interest income	$283,428	$273,207	$7,580	$1,070	$1,571
Revenue from real estate owned	9,750	—	—	—	9,750
Interest expense	146,374	137,921	6,988	517	948
Net income/(loss)	83,483	90,273	2,726	(10,692)	1,176
Total assets as of December 31, 2023	5,955,180	5,372,371	245,949	66,503	270,357
For the purposes of the tables above, management fees have been allocated to the business segments using an agreed upon percentage of each respective segment's prior period equity. Administrative fees are derived from an agreed upon reimbursable amount based on employee time charged and allocated to the business segments.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 16 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q. On July 1, 2024, the Company completed the sale of 16 of the remaining 21 retail properties in the Walgreens Portfolio for a sale price of $60.9 million. The transaction was financed with a $57.8 million loan originated by the Company.

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
•impairment in the value of real estate property securing our loans or that we own;
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
The Company has no employees. We are managed by the Advisor pursuant to an advisory agreement, as amended on August 18, 2021 (the "Advisory Agreement") with the Advisor. The Advisor manages our affairs on a day-to-day basis. The Advisor receives compensation and fees for services related to the investment and management of our assets and our operations.
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
Book Value Per Share
The following table calculates our book value per share as of June 30, 2024 and December 31, 2023 (in thousands, except share and per share amounts):

	June 30, 2024	December 31, 2023
Stockholders' equity applicable to common stock	$1,260,368	$1,300,372
Shares:
Common stock	81,788,091	81,942,656
Restricted stock and restricted stock units	1,266,548	809,257
Total outstanding shares	83,054,639	82,751,913
Book value per share	$15.18	$15.71
The following table calculates our fully-converted book value per share as of June 30, 2024 and December 31, 2023 (in thousands, except share and per share amounts):

	June 30, 2024	December 31, 2023
Stockholders' equity applicable to convertible common stock	$1,350,116	$1,390,120
Shares:
Common stock	81,788,091	81,942,656
Restricted stock and restricted stock units	1,266,548	809,257
Series H convertible preferred stock	5,370,498	5,370,498
Total outstanding shares	88,425,137	88,122,411
Fully-converted book value per share(1)	$15.27	$15.77
________________________
(1) Fully-converted book value per share reflects full conversion of our outstanding series of convertible preferred stock and full vesting of our outstanding equity compensation awards.

Book value as of June 30, 2024 and December 31, 2023 excluding the impact for accumulated depreciation and amortization of real property of $11.5 million and $9.4 million, respectively, was $15.40 and $15.88.
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
During the six months ended June 30, 2024, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Portfolio
As of June 30, 2024 and December 31, 2023, our portfolio consisted of 153 and 144 commercial mortgage loans, held for investment, respectively. The commercial mortgage loans, held for investment, net of allowance for credit losses, as of June 30, 2024 and December 31, 2023 had a total carrying value of $5,347.4 million and $4,989.8 million, respectively. As of June 30, 2024 the contractual principal balance outstanding of commercial mortgage loans, held for sale, measured at fair value was $61.6 million, comprised of four loans, which were not in default or greater than ninety days past due. As of December 31, 2023 the Company did not hold any commercial mortgage loans, held for sale. As of June 30, 2024 and December 31, 2023, we had $215.3 million and $242.6 million, respectively, of real estate securities, available for sale, measured at fair value. As of June 30, 2024 and December 31, 2023, our real estate owned, held for investment portfolio was composed of three investments with carrying values of $114.5 million and $115.8 million, respectively. As of June 30, 2024 and December 31, 2023, we had 25 and 23 properties classified as real estate owned, held for sale with combined carrying values of $271.3 million and $103.7 million, respectively.
As of June 30, 2024, we had four loans (two secured by multifamily properties and two secured by office properties) designated as non-performing status with a total amortized cost of $225.0 million. As of June 30, 2024, two loans designated as non-performing and put on cost recovery status were determined to have a combined $29.7 million specific allowance for credit losses. During the first quarter of 2024, one multifamily loan which was designated as non-performing as of December 31, 2023, was assumed by the Company through a deed-in-lieu of foreclosure, and subsequently sold (see "Note 3 - Commercial Mortgage Loans").
As of June 30, 2024 and December 31, 2023 our commercial mortgage loans, held for investment, excluding commercial mortgage loans on non-performing status, had a weighted average coupon of 9.0% and 9.2%, respectively, and a weighted average remaining contractual maturity life of 1.1 years and 0.9 years, respectively.

The following charts summarize our commercial mortgage loans, held for investment, by coupon rate type, collateral type geographical region and state as of June 30, 2024 and December 31, 2023:

Rate Type - June 30, 2024
3.4%
96.6%
Fixed
Floating

Rate Type - December 31, 2023
2.0%
98.0%
Fixed
Floating

Collateral Type - June 30, 2024

5.0%
0.7%
13.7%
1.8%
4.7%
74.1%
Multifamily
Office
Hospitality
Industrial
Retail
Other

Collateral Type - December 31, 2023
13.3%
1.5%
0.7%
2.3%
5.4%
76.8%
Multifamily
Office
Hospitality
Industrial
Retail
Other

An investments region classification is defined according to the below map based on the location of investments secured property.

Region - June 30, 2024

36.3%
38.0%
6.8%
2.9%
3.3%
2.5%
3.3%
6.9%
Southeast
Southwest
Mideast
Far West
Great Lakes
Rocky Mountain
New England
Various

Region - December 31, 2023
1.3%
5.2%
1.5%
3.2%
2.3%
9.0%
38.1%
39.4%
Southwest
Southeast
Mideast
Far West
Great Lakes
Rocky Mountain
New England
Various

State - June 30, 2024

3.6%
20.5%
4.4%
6.9%
2.5%
4.9%
12.4%
34.4%
10.4%
Texas
North Carolina
Florida
Georgia
New York
Various
South Carolina
Arizona
All Other

State - December 31, 2023
4.6%
19.2%
4.7%
5.3%
3.2%
5.7%
10.9%
13.0%
33.4%
Texas
North Carolina
Florida
Georgia
New York
Various
South Carolina
Arizona
All Other

The following charts show the par value by contractual maturity year for the commercial mortgage loans, held for investment (excluding commercial mortgage loans in principal default) in our portfolio as of June 30, 2024 and December 31, 2023:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of June 30, 2024 (dollars in thousands):

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date(2)	Fully Extended Maturity(3)	Interest Rate(4)(5)	Effective Yield(6)	Loan to Value(7)
Senior Debt 1	2	Hospitality	Louisiana	$21,637	$21,637	6/28/2018	3/9/2025	1M SOFR Term + 4.25%	9.59%	68.8%
Senior Debt 2	2	Office	New Jersey	13,811	13,811	8/28/2018	9/9/2024	1M SOFR Term + 5.50%	10.84%	70.0%
Senior Debt 3	2	Office	Maryland	25,933	25,933	4/30/2019	8/9/2024	1M SOFR Term + 3.56%	8.90%	71.0%
Senior Debt 4	4	Hospitality	Texas	18,398	18,398	7/18/2019	8/9/2024	1M SOFR Term + 3.84%	9.18%	62.6%
Senior Debt 5	2	Hospitality	Michigan	12,858	12,858	9/17/2019	10/9/2025	1M SOFR Term + 4.41%	9.74%	56.4%
Senior Debt 6	2	Hospitality	New York	4,805	4,805	7/9/2019	7/9/2025	1M SOFR Term + 5.25%	10.59%	47.7%
Senior Debt 7	2	Office	Arizona	14,684	14,684	11/22/2019	12/9/2024	1M SOFR Term + 4.00%	9.34%	70.9%
Senior Debt 8	5	Office	Georgia	23,444	23,444	12/17/2019	1/9/2026	1M SOFR Term + 2.25%	7.59%	64.9%
Senior Debt 9	2	Manufactured Housing	Arkansas	1,286	1,286	4/22/2020	5/9/2025	5.50%	5.50%	62.8%
Senior Debt 10	3	Office	Texas	16,903	16,903	10/6/2020	10/9/2025	Adj. 1M SOFR Term + 4.50%	9.95%	47.9%
Senior Debt 11	2	Office	Massachusetts	62,111	62,019	10/8/2020	10/9/2025	5.15%	5.15%	52.5%
Senior Debt 12	3	Office	Michigan	29,336	29,336	10/14/2020	7/9/2025	1M SOFR Term + 2.81%	8.15%	66.0%
Senior Debt 13	2	Office	Texas	9,083	9,083	11/6/2020	11/9/2025	Adj. 1M SOFR Term + 5.00%	10.45%	67.8%
Senior Debt 14	2	Multifamily	Texas	11,495	11,495	1/22/2021	2/9/2026	Adj. 1M SOFR Term + 4.55%	10.00%	73.0%
Senior Debt 15	5	Office	Colorado	44,913	44,700	3/1/2021	3/9/2026	5.50%	5.50%	53.9%
Senior Debt 16	2	Multifamily	Texas	34,190	34,190	3/5/2021	3/9/2025	1M SOFR Term + 4.10%	9.44%	78.2%
Senior Debt 17	3	Multifamily	Texas	55,000	55,000	3/16/2021	8/9/2026	1M SOFR Term + 4.00%	9.34%	71.6%
Senior Debt 18	2	Multifamily	Texas	14,436	14,436	3/15/2021	10/9/2024	Adj. 1M SOFR Term + 3.39%	8.84%	70.6%
Senior Debt 19	3	Multifamily	Texas	19,519	19,519	3/25/2021	10/9/2024	Adj. 1M SOFR Term + 3.60%	9.05%	70.8%
Senior Debt 20	2	Multifamily	Texas	43,246	43,239	4/1/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	8.40%	71.6%
Senior Debt 21	2	Hospitality	Louisiana	25,700	25,700	4/15/2021	5/9/2026	Adj. 1M SOFR Term + 5.60%	11.05%	61.0%
Senior Debt 22	2	Mixed Use	Washington	32,500	32,500	6/30/2021	2/9/2026	Adj. 1M SOFR Term + 3.70%	9.15%	69.7%
Senior Debt 23	3	Multifamily	Texas	75,660	75,639	3/31/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	8.40%	72.6%
Senior Debt 24	3	Multifamily	Texas	20,450	20,450	4/22/2021	5/9/2026	Adj. 1M SOFR Term + 3.35%	8.80%	67.7%
Senior Debt 25	2	Multifamily	Texas	35,466	35,460	4/1/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	8.40%	71.7%
Senior Debt 26	2	Multifamily	Texas	33,588	33,583	4/1/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	8.40%	72.2%
Senior Debt 27	2	Multifamily	Florida	154,964	154,964	5/26/2021	6/9/2025	1M SOFR Term + 2.75%	8.09%	47.8%
Senior Debt 28	2	Multifamily	North Carolina	35,116	35,041	7/22/2021	3/9/2027	Adj. 1M SOFR Term + 8.00%	13.45%	N/A
Senior Debt 29	2	Multifamily	Texas	16,337	16,337	10/6/2021	10/9/2026	Adj. 1M SOFR Term + 3.75%	9.20%	76.9%
Senior Debt 30	2	Multifamily	South Carolina	41,249	41,249	9/2/2021	9/9/2025	Adj. 1M SOFR Term + 3.40%	8.85%	79.9%
Senior Debt 31	3	Multifamily	Texas	34,760	34,743	9/20/2021	10/9/2024	Adj. 1M SOFR Term + 3.64%	9.09%	66.0%
Senior Debt 32	2	Multifamily	Oregon	8,500	8,497	9/8/2021	9/9/2026	Adj. 1M SOFR Term + 3.75%	9.20%	79.4%
Senior Debt 33	3	Multifamily	Texas	14,890	14,890	9/9/2021	9/9/2026	Adj. 1M SOFR Term + 3.15%	8.60%	79.8%
Senior Debt 34	2	Multifamily	South Carolina	69,500	69,433	9/20/2021	10/9/2026	Adj. 1M SOFR Term + 3.25%	8.70%	77.1%
Senior Debt 35	2	Multifamily	Georgia	11,325	11,318	9/22/2021	10/9/2026	Adj. 1M SOFR Term + 3.75%	9.20%	70.0%
Senior Debt 36	2	Multifamily	Texas	27,199	27,185	9/30/2021	10/9/2026	Adj. 1M SOFR Term + 3.20%	8.65%	77.3%
Senior Debt 37	2	Hospitality	Texas	17,122	17,122	9/30/2021	10/9/2026	Adj. 1M SOFR Term + 5.25%	10.70%	61.0%
Senior Debt 38	2	Multifamily	Texas	56,150	56,122	9/30/2021	10/9/2026	Adj. 1M SOFR Term + 3.10%	8.55%	78.9%
Senior Debt 39	2	Multifamily	Texas	38,365	38,262	10/14/2021	11/9/2026	Adj. 1M SOFR Term + 2.90%	8.35%	72.2%
Senior Debt 40	2	Multifamily	Texas	54,444	54,444	11/23/2021	12/9/2025	Adj. 1M SOFR Term + 3.10%	8.55%	67.2%
Senior Debt 41	3	Multifamily	Arizona	36,616	36,591	11/16/2021	12/9/2026	Adj. 1M SOFR Term + 2.90%	8.35%	72.0%
Senior Debt 42	3	Multifamily	Texas	68,165	68,165	10/29/2021	11/9/2026	Adj. 1M SOFR Term + 2.85%	8.30%	70.6%
Senior Debt 43	2	Multifamily	Texas	32,655	32,628	11/23/2021	12/9/2026	Adj. 1M SOFR Term + 3.25%	8.70%	80.0%
Senior Debt 44	2	Multifamily	South Carolina	61,600	61,600	11/10/2021	11/9/2026	Adj. 1M SOFR Term + 3.35%	8.80%	78.0%
Senior Debt 45	2	Multifamily	Texas	45,303	45,303	11/16/2021	12/9/2026	Adj. 1M SOFR Term + 3.00%	8.45%	74.8%
Senior Debt 46	2	Multifamily	Texas	47,394	47,299	11/9/2021	11/9/2026	Adj. 1M SOFR Term + 2.75%	8.20%	68.1%
Senior Debt 47	2	Multifamily	New Jersey	85,660	85,660	2/25/2022	5/9/2026	1M SOFR Term + 3.24%	8.57%	60.0%
Senior Debt 48	3	Manufactured Housing	Georgia	6,700	6,695	12/13/2021	12/9/2026	Adj. 1M SOFR Term + 4.50%	9.95%	77.9%
Senior Debt 49	2	Multifamily	Texas	58,680	58,680	12/10/2021	1/9/2027	Adj. 1M SOFR Term + 3.45%	8.90%	74.8%
Senior Debt 50	2	Multifamily	Kentucky	14,933	14,920	11/19/2021	12/9/2026	Adj. 1M SOFR Term + 3.20%	8.65%	62.4%
Senior Debt 51	2	Multifamily	Texas	38,376	38,345	11/22/2021	12/9/2026	Adj. 1M SOFR Term + 3.00%	8.45%	73.3%
Senior Debt 52	3	Multifamily	Texas	69,415	69,415	11/30/2021	12/9/2026	Adj. 1M SOFR Term + 2.88%	8.33%	74.8%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date(2)	Fully Extended Maturity(3)	Interest Rate(4)(5)	Effective Yield(6)	Loan to Value(7)
Senior Debt 53	3	Multifamily	Texas	66,742	66,742	11/30/2021	12/9/2026	Adj. 1M SOFR Term + 2.88%	8.33%	75.5%
Senior Debt 54	2	Multifamily	Texas	18,500	18,500	12/30/2021	1/9/2027	1M SOFR Term + 3.50%	8.84%	71.7%
Senior Debt 55	2	Multifamily	Michigan	59,232	59,205	12/9/2021	12/9/2026	Adj. 1M SOFR Term + 2.75%	8.20%	73.9%
Senior Debt 56	3	Multifamily	Pennsylvania	22,240	22,240	12/16/2021	2/9/2027	1M SOFR Term + 2.96%	8.30%	79.4%
Senior Debt 57	2	Multifamily	Texas	31,428	31,428	12/16/2021	1/9/2027	1M SOFR Term + 3.20%	8.54%	74.2%
Senior Debt 58	2	Multifamily	Florida	78,416	78,206	12/21/2021	1/9/2027	1M SOFR Term + 3.45%	8.79%	78.8%
Senior Debt 59	3	Multifamily	North Carolina	81,247	81,204	12/15/2021	1/9/2027	1M SOFR Term + 3.21%	8.55%	76.1%
Senior Debt 60	2	Multifamily	North Carolina	24,000	24,000	12/17/2021	1/9/2027	1M SOFR Term + 3.10%	8.44%	72.7%
Senior Debt 61	2	Retail	New York	31,000	30,972	12/23/2021	1/9/2027	1M SOFR Term + 3.29%	8.63%	42.5%
Senior Debt 62	3	Multifamily	Texas	37,605	37,605	5/12/2022	2/9/2027	1M SOFR Term + 3.55%	8.89%	66.2%
Senior Debt 63	2	Multifamily	Georgia	23,855	23,855	1/28/2022	2/9/2027	1M SOFR Term + 2.95%	8.29%	65.6%
Senior Debt 64	2	Multifamily	North Carolina	10,978	10,978	1/14/2022	2/9/2027	1M SOFR Term + 3.30%	8.64%	75.7%
Senior Debt 65	3	Multifamily	Texas	47,444	47,444	12/21/2021	1/9/2027	1M SOFR Term + 2.86%	8.20%	68.2%
Senior Debt 66	2	Hospitality	North Carolina	10,800	10,788	1/19/2022	2/9/2027	1M SOFR Term + 5.30%	10.64%	68.2%
Senior Debt 67	2	Multifamily	Florida	82,000	82,000	2/10/2022	2/9/2027	1M SOFR Term + 3.20%	8.54%	74.5%
Senior Debt 68	2	Industrial	Arizona	55,000	55,000	3/15/2022	3/9/2027	1M SOFR Term + 3.50%	8.84%	70.1%
Senior Debt 69	2	Multifamily	Texas	39,375	39,375	3/14/2022	3/9/2027	1M SOFR Term + 3.10%	8.44%	74.1%
Senior Debt 70	2	Multifamily	Arizona	35,700	35,700	3/2/2022	3/9/2027	1M SOFR Term + 2.95%	8.29%	63.1%
Senior Debt 71	2	Mixed Use	New York	18,914	18,914	3/7/2022	3/9/2026	1M SOFR Term + 3.42%	8.76%	65.1%
Senior Debt 72	2	Multifamily	North Carolina	85,500	85,500	2/24/2022	3/9/2027	1M SOFR Term + 3.15%	8.49%	69.6%
Senior Debt 73	2	Multifamily	North Carolina	31,900	31,900	3/29/2022	4/9/2027	1M SOFR Term + 3.30%	8.64%	76.9%
Senior Debt 74	2	Hospitality	Colorado	37,736	37,550	5/20/2022	6/9/2027	1M SOFR Term + 7.05%	12.39%	N/A
Senior Debt 75	2	Multifamily	Texas	33,383	32,840	7/20/2022	4/9/2027	1M SOFR Term + 6.75%	12.09%	N/A
Senior Debt 76	2	Hospitality	Georgia	48,008	48,008	3/30/2022	4/9/2027	1M SOFR Term + 4.90%	10.24%	61.1%
Senior Debt 77	2	Hospitality	New York	15,750	15,700	11/8/2022	11/9/2027	1M SOFR Term + 5.34%	10.68%	57.7%
Senior Debt 78	3	Multifamily	Nevada	35,950	35,950	6/3/2022	3/9/2025	1M SOFR Term + 7.05%	12.39%	62.4%
Senior Debt 79	3	Multifamily	Virginia	56,616	56,528	4/29/2022	5/9/2027	1M SOFR Term + 3.95%	9.29%	73.2%
Senior Debt 80	3	Multifamily	Texas	33,255	33,217	10/21/2022	11/9/2027	1M SOFR Term + 4.00%	9.34%	70.9%
Senior Debt 81	3	Multifamily	North Carolina	57,159	57,159	8/23/2022	2/9/2028	1M SOFR Term + 6.70%	12.04%	46.5%
Senior Debt 82	2	Multifamily	Texas	12,788	12,788	5/2/2022	5/9/2027	1M SOFR Term + 3.55%	8.89%	67.7%
Senior Debt 83	2	Industrial	Florida	18,724	18,710	9/13/2022	9/9/2027	1M SOFR Term + 4.90%	10.24%	64.6%
Senior Debt 84	4	Multifamily	Texas	28,979	28,979	5/26/2022	6/9/2027	1M SOFR Term + 3.65%	8.99%	71.0%
Senior Debt 85	4	Multifamily	Texas	17,330	17,330	5/26/2022	8/9/2027	1M SOFR Term + 3.65%	8.99%	73.9%
Senior Debt 86	2	Multifamily	Georgia	70,750	70,750	5/18/2022	8/9/2027	1M SOFR Term + 3.80%	9.14%	77.9%
Senior Debt 87	4	Multifamily	North Carolina	45,583	45,576	6/1/2022	8/9/2027	1M SOFR Term + 3.95%	9.29%	75.9%
Senior Debt 88	3	Multifamily	North Carolina	20,797	20,797	6/1/2022	8/9/2027	1M SOFR Term + 3.95%	9.29%	75.1%
Senior Debt 89	4	Multifamily	Various	111,509	111,307	6/1/2022	8/9/2027	1M SOFR Term + 3.95%	9.29%	67.8%
Senior Debt 90	2	Multifamily	Kentucky	55,000	55,000	6/1/2022	8/9/2027	1M SOFR Term + 3.80%	9.14%	73.8%
Senior Debt 91	2	Multifamily	North Carolina	11,675	11,669	11/3/2022	11/9/2027	1M SOFR Term + 4.45%	9.79%	74.8%
Senior Debt 92	2	Multifamily	Georgia	69,750	69,750	6/14/2022	6/9/2027	1M SOFR Term + 3.45%	8.79%	71.6%
Senior Debt 93	2	Hospitality	District of Columbia	39,525	39,398	8/2/2022	8/9/2027	1M SOFR Term + 6.94%	12.28%	71.2%
Senior Debt 94	2	Multifamily	Pennsylvania	12,659	12,354	2/17/2023	9/9/2026	1M SOFR Term + 6.31%	11.65%	N/A
Senior Debt 95	2	Hospitality	Alabama	18,022	18,022	9/20/2022	10/9/2027	1M SOFR Term + 5.75%	11.09%	62.1%
Senior Debt 96	2	Manufactured Housing	Florida	11,720	11,711	9/13/2022	9/9/2027	1M SOFR Term + 4.75%	10.09%	53.8%
Senior Debt 97	2	Hospitality	Texas	14,940	14,675	1/31/2023	11/9/2027	1M SOFR Term + 7.50%	12.84%	6.2%
Senior Debt 98	2	Multifamily	North Carolina	49,727	49,686	12/29/2022	1/9/2028	1M SOFR Term + 4.20%	9.54%	70.1%
Senior Debt 99	2	Multifamily	South Carolina	51,000	50,940	12/2/2022	12/9/2027	1M SOFR Term + 3.75%	9.09%	64.6%
Senior Debt 100	2	Multifamily	South Carolina	14,635	14,612	12/16/2022	1/9/2027	1M SOFR Term + 4.25%	9.59%	68.1%
Senior Debt 101	3	Multifamily	Arizona	55,500	55,409	4/10/2023	4/9/2026	1M SOFR Term + 3.85%	9.19%	44.7%
Senior Debt 102	2	Hospitality	Florida	10,500	10,478	4/4/2023	4/9/2028	1M SOFR Term + 5.50%	10.84%	39.6%
Senior Debt 103	2	Hospitality	Various	120,000	119,656	2/9/2023	2/9/2028	1M SOFR Term + 4.90%	10.24%	53.6%
Senior Debt 104	3	Multifamily	Florida	64,500	64,500	4/19/2023	7/9/2025	1M SOFR Term + 5.00%	10.34%	62.3%
Senior Debt 105	2	Multifamily	Texas	14,750	14,713	6/28/2024	7/9/2029	1M SOFR Term + 2.80%	8.14%	71.5%
Senior Debt 106	2	Hospitality	New York	41,357	41,414	4/17/2023	12/27/2024	1M SOFR Term + 3.75%	9.09%	39.1%
Senior Debt 107	3	Multifamily	District of Columbia	21,700	21,642	6/30/2023	7/9/2027	1M SOFR Term + 3.95%	9.29%	29.4%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date(2)	Fully Extended Maturity(3)	Interest Rate(4)(5)	Effective Yield(6)	Loan to Value(7)
Senior Debt 108	2	Manufactured Housing	Florida	22,305	22,197	7/28/2023	8/9/2028	1M SOFR Term + 4.25%	9.59%	43.2%
Senior Debt 109	2	Multifamily	New York	19,793	19,872	6/28/2023	7/9/2028	4.75%	4.75%	85.7%
Senior Debt 110	2	Multifamily	Texas	78,996	78,762	8/1/2023	8/9/2028	1M SOFR Term + 3.20%	8.54%	58.7%
Senior Debt 111	2	Hospitality	Florida	23,000	22,885	8/10/2023	8/9/2028	1M SOFR Term + 5.45%	10.79%	72.8%
Senior Debt 112	2	Office	Texas	18,055	17,311	3/27/2024	4/9/2026	1M SOFR Term + 9.38%	14.72%	38.3%
Senior Debt 113	2	Hospitality	Georgia	12,420	12,338	8/17/2023	9/9/2028	1M SOFR Term + 4.85%	10.19%	53.5%
Senior Debt 114(8)	2	Industrial	South Carolina	—	—	3/21/2024	10/9/2027	1M SOFR Term + 4.75%	10.09%	N/A
Senior Debt 115	2	Multifamily	Texas	38,750	38,617	10/18/2023	11/9/2026	1M SOFR Term + 4.50%	9.84%	62.4%
Senior Debt 116	2	Hospitality	Florida	31,300	31,112	10/17/2023	11/9/2028	1M SOFR Term + 4.25%	9.59%	48.9%
Senior Debt 117	2	Multifamily	Texas	42,750	42,604	10/17/2023	11/9/2026	1M SOFR Term + 3.85%	9.19%	61.4%
Senior Debt 118	2	Multifamily	Texas	17,505	17,377	10/12/2023	10/9/2028	1M SOFR Term + 3.20%	8.54%	55.1%
Senior Debt 119	2	Multifamily	Texas	22,079	22,025	12/6/2023	12/9/2026	1M SOFR Term + 3.75%	9.09%	63.6%
Senior Debt 120	2	Hospitality	Tennessee	41,071	40,888	11/14/2023	12/9/2028	1M SOFR Term + 3.65%	8.99%	50.0%
Senior Debt 121	2	Multifamily	Texas	36,380	36,150	2/14/2024	2/9/2025	9.00%	9.00%	84.4%
Senior Debt 122	2	Hospitality	Colorado	54,412	54,099	2/5/2024	2/9/2029	1M SOFR Term + 4.50%	9.84%	41.6%
Senior Debt 123	2	Hospitality	Nevada	25,750	25,631	12/15/2023	1/9/2028	1M SOFR Term + 3.95%	9.29%	42.4%
Senior Debt 124	2	Industrial	California	1,659	1,035	3/19/2024	10/6/2026	13.00%	13.00%	8.6%
Senior Debt 125(8)	2	Multifamily	Florida	—	—	2/12/2024	8/9/2028	1M SOFR Term + 5.50%	10.84%	N/A
Senior Debt 126	2	Multifamily	Florida	50,750	50,541	2/9/2024	8/9/2026	1M SOFR Term + 3.75%	9.09%	56.7%
Senior Debt 127	2	Multifamily	Texas	78,534	78,109	2/16/2024	3/9/2029	1M SOFR Term + 3.65%	8.99%	53.3%
Senior Debt 128	2	Industrial	Various	123,900	123,337	4/5/2024	4/9/2028	1M SOFR Term + 3.15%	8.49%	63.8%
Senior Debt 129	2	Multifamily	Florida	67,000	66,715	2/29/2024	3/9/2029	1M SOFR Term + 3.25%	8.59%	58.7%
Senior Debt 130	2	Industrial	North Carolina	75,000	74,829	3/7/2024	3/9/2029	1M SOFR Term + 2.70%	8.04%	58.6%
Senior Debt 131	2	Multifamily	Texas	20,012	19,834	3/7/2024	3/9/2029	1M SOFR Term + 3.75%	9.09%	57.2%
Senior Debt 132	2	Multifamily	Texas	40,000	39,815	4/24/2024	5/9/2028	1M SOFR Term + 2.95%	8.29%	70.4%
Senior Debt 133	2	Multifamily	Ohio	43,300	43,076	4/29/2024	5/9/2029	1M SOFR Term + 2.90%	8.24%	72.2%
Senior Debt 134	2	Multifamily	Texas	16,921	16,781	4/30/2024	5/9/2029	1M SOFR Term + 3.75%	9.09%	55.8%
Senior Debt 135	2	Multifamily	California	40,000	39,808	5/24/2024	6/9/2028	1M SOFR Term + 2.77%	8.11%	55.3%
Senior Debt 136	2	Multifamily	Connecticut	116,500	116,039	5/10/2024	5/9/2029	1M SOFR Term + 2.50%	7.84%	50.7%
Senior Debt 137	2	Hospitality	Florida	49,950	49,709	5/9/2024	6/9/2029	1M SOFR Term + 4.50%	9.84%	62.8%
Senior Debt 138	2	Hospitality	Various	17,179	17,261	6/6/2024	6/9/2029	1M SOFR Term + 4.43%	9.77%	44.6%
Senior Debt 139	2	Multifamily	Florida	8,126	8,065	6/3/2024	6/9/2029	1M SOFR Term + 2.95%	8.29%	58.9%
Senior Debt 140	2	Multifamily	Texas	21,400	21,250	6/7/2024	6/9/2029	1M SOFR Term + 2.85%	8.19%	57.6%
Senior Debt 141	2	Multifamily	Texas	20,850	20,727	5/30/2024	6/9/2029	1M SOFR Term + 3.25%	8.59%	62.7%
Senior Debt 142	2	Multifamily	Indiana	17,781	17,692	6/28/2024	7/9/2028	1M SOFR Term + 3.05%	8.39%	68.2%
Senior Debt 143	2	Retail	Wisconsin	1,986	1,995	6/20/2024	7/9/2026	5.50%	5.50%	73.0%
Senior Debt 144	2	Multifamily	Texas	7,500	7,463	6/25/2024	7/9/2027	1M SOFR Term + 3.80%	9.14%	20.6%
Senior Debt 145	2	Hospitality	Oregon	7,050	6,986	6/28/2024	7/9/2028	1M SOFR Term + 4.50%	9.84%	53.1%
Senior Debt 146	2	Multifamily	North Carolina	24,474	24,295	6/28/2024	7/9/2029	1M SOFR Term + 3.75%	9.09%	69.3%
Senior Debt 147	3	Hospitality	Illinois	16,473	16,473	12/4/2017	10/6/2025	5.99%	5.99%	52.9%
Mezzanine Loan 1	2	Retail	New York	3,000	2,997	12/23/2021	1/9/2027	1M SOFR Term + 12.00%	17.34%	46.6%
Mezzanine Loan 2	2	Mixed Use	New York	1,000	1,000	3/7/2022	3/9/2026	1M SOFR Term + 11.00%	16.34%	68.5%
Mezzanine Loan 3	2	Hospitality	New York	1,350	1,347	11/8/2022	11/9/2027	1M SOFR Term + 9.25%	14.59%	64.6%
Mezzanine Loan 4	2	Hospitality	Texas	7,900	7,843	1/31/2023	11/9/2027	1M SOFR Term + 10.00%	15.34%	6.2%
Mezzanine Loan 5	3	Multifamily	District of Columbia	11,701	11,670	6/30/2023	7/9/2027	1M SOFR Term + 3.95%	9.29%	45.2%
Mezzanine Loan 6	2	Multifamily	California	4,000	3,981	5/24/2024	6/9/2028	1M SOFR Term + 3.67%	9.01%	60.9%
Total/Weighted Average				$5,438,885	$5,427,931				9.00%	63.4%
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
(5) On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that LIBOR tenors would cease to be published or no longer be representative. The Alternative Reference Rates Committee (the “ARRC”) interpreted this announcement to constitute a benchmark transition event. The benchmark index of LIBOR interest rate will convert from LIBOR to compounded SOFR, plus a benchmark adjustment of 11.448 basis points. As of June 30, 2024, all of our commercial mortgage loans, held for investment which had been indexed at LIBOR were converted to SOFR utilizing the 11.448 basis points adjustment and the applicable spreads remain unchanged. The loans which have the SOFR adjustment are indicated with "Adj. 1M SOFR Term."
(6) Effective yield is calculated as the spread of the loan plus the greater of the applicable index or index floor.
(7) Loan-to-value percentage ("LTV") represents the ratio of the loan amount to the appraised value of the property at the time of origination. However, for predevelopment construction loans at origination, LTV is not applicable and is therefore nil.
(8) Commitment on the loan was unfunded as of June 30, 2024.
The following table shows selected data from our commercial mortgage loans, held for sale, measured at fair value as of June 30, 2024 (dollars in thousands):

Loan Type	Property Type	State	Par Value	Interest Rate	Effective Yield	Loan to Value(1)
TRS Senior Debt 1	Hospitality	Louisiana	$10,850	8.49%	8.49%	63.8%
TRS Senior Debt 2	Retail	Texas	7,200	7.44%	7.44%	42.5%
TRS Senior Debt 3	Multifamily	California	32,500	7.39%	7.39%	33.2%
TRS Senior Debt 4	Multifamily	California	11,000	6.93%	6.93%	57.6%
Total/Weighted Average			$61,550	7.51%	7.51%	44.0%
________________________
(1) Loan-to-value percentage (LTV) represents the ratio of the loan amount to the appraised value of the property at the time of origination.
The following table shows selected data from our real estate owned, held for investment assets in our portfolio as of June 30, 2024 (dollars in thousands):

Type	Acquisition Date	Primary Location	Property Type	Real Estate Owned, Net	Intangible Lease Asset, Net	Total
Real Estate Owned 1	September 2021	Jeffersonville, GA	Industrial	$84,293	$41,273	$125,566
Real Estate Owned 2	August 2023	Portland, OR	Office	18,505	—	18,505
Real Estate Owned 3	October 2023	Lubbock, TX	Multifamily	11,711	7	11,718
Total				$114,509	$41,280	$155,789
The following table shows selected data from our real estate owned, held for sale assets in our portfolio as of June 30, 2024 (dollars in thousands):

Type	Acquisition Date	Primary Location(s)	Property Type	Assets, Net	Liabilities, Net
Real Estate Owned, held for sale 1	Various	Various	Retail	$92,175	$10,934
Real Estate Owned, held for sale 2	Various	Various	Multifamily	179,966	1,425
Total				$272,141	$12,359

The following table shows selected data from our real estate securities, measured at fair value as of June 30, 2024 (dollars in thousands):

Type	Interest Rate	Maturity	Par Value	Fair Value	Effective Yield
CRE CLO bond 1	1 month SOFR + 2.78%	8/19/2035	$20,000	$20,038	8.12%
CRE CLO bond 2	1 month SOFR + 2.90%	10/19/2039	28,340	28,540	8.23%
CRE CLO bond 3	1 month SOFR + 3.20%	5/25/2038	43,334	43,428	8.54%
CRE CLO bond 4	1 month SOFR + 2.36%	4/16/2028	45,000	45,185	7.70%
CRE CLO bond 5	1 month SOFR + 2.27%	9/19/2038	37,871	37,999	7.61%
CRE CLO bond 6	1 month SOFR + 3.11%	9/19/2038	12,000	11,983	8.45%
CRE CLO bond 7	1 month SOFR + 1.36%	11/15/2036	15,887	15,632	6.70%
CRE CLO bond 8	1 month SOFR + 3.85%	5/10/2039	7,500	7,532	9.19%
CRE CLO bond 9	1 month SOFR + 1.64%	4/15/2029	5,000	4,990	6.98%
Total/Weighted Average			$214,932	$215,327	7.97%
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

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,
	2024			2023
	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(4)(5)
Interest-earning assets:
Real estate debt	$5,359,520	$128,007	9.6%	$4,957,208	$147,258	11.9%
Real estate conduit	42,344	1,155	10.9%	29,446	748	10.2%
Real estate securities	217,504	4,357	8.0%	272,291	4,012	5.9%
Real estate owned	—	—	—%	99,252	874	3.5%
Total	$5,619,368	$133,519	9.5%	$5,358,197	$152,892	11.4%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$607,507	$13,150	8.7%	$668,366	$15,070	9.0%
Other financing and loan participation - commercial mortgage loans	12,865	195	6.1%	79,231	1,938	9.8%
Repurchase agreements - real estate securities	231,360	3,619	6.3%	249,732	3,542	5.7%
Collateralized loan obligations	3,495,398	67,888	7.8%	3,067,338	52,963	6.9%
Unsecured debt	81,333	1,888	9.3%	81,233	1,786	8.8%
Total	$4,428,463	$86,740	7.8%	$4,145,900	$75,299	7.3%
Net interest income/spread		$46,779	1.7%		$77,593	4.1%
Average leverage %(6)	78.8%			77.4%
Weighted average levered yield(7)			15.7%			25.6%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the three months ended June 30, 2024 and 2023, respectively.
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
Interest Income
Interest income for the three months ended June 30, 2024 and 2023 totaled $133.6 million and $152.9 million, respectively, a decrease of $19.3 million. This decrease was primarily due to an increase in non-accrual loans, which totaled $225.4 million in principal as of June 30, 2024 partially offset by an increase in the average carrying value of our real estate debt, coupled with the recognition of $20.4 million of interest income in the sale of a Brooklyn hotel asset in the second quarter of 2023. As of June 30, 2024, our portfolio consisted of (i) 153 commercial mortgage loans, held for investment, (ii) four commercial mortgage loans, held for sale, measured at fair value and (iii) nine real estate securities, available for sale, measured at fair value. As of June 30, 2023, our portfolio consisted of (i) 156 commercial mortgage loans, held for investment, (ii) one commercial mortgage loan, held for sale, measured at fair value and (iii) nine real estate securities, available for sale, measured at fair value and (iv) ARMs (as defined below).

Interest Expense
Interest expense for the three months ended June 30, 2024 and 2023 totaled $86.7 million and $75.3 million, respectively, an increase of $11.4 million. The increase was primarily due to an increase of $428.0 million in the average carrying balance of our collateralized loan obligations coupled with an increase in deferred fee amortization due to the utilization of expected duration of our CLOs compared to contractual duration.
Revenue from Real Estate Owned
For the three months ended June 30, 2024 and 2023, revenue from real estate owned was $4.1 million and $6.4 million, respectively. The $2.3 million decrease was primarily the result of a one-time catch up of revenue related to property operations on an office asset in Missouri that occurred during the three months ended June 30, 2023.
(Provision)/Benefit for Credit losses
Provision for credit losses was $32.2 million during the three months ended June 30, 2024 compared to a provision of $21.6 million during the three months ended June 30, 2023.
For the three months ended June 30, 2024, general benefit for credit losses was $0.1 million compared to a general provision of $9.7 million for the three months ended June 30, 2023. General benefit for the three months ended June 30, 2024 was attributable to the portfolio turnover of older vintage loans with new originated loans. For the three months ended June 30, 2023, the increase in general reserve was attributable to a more pessimistic view of the macroeconomic scenario utilized for the CECL model compared to preceding periods.
For the three months ended June 30, 2024 and 2023, specific provision for credit losses was $33.0 million and $11.9 million, respectively. For the three months ended June 30, 2024, the increase in specific reserve was primarily related to a non-performing office loan secured by one property in Colorado placed on cost recovery status. For the three months ended June 30, 2023, the increase in specific reserve was related to one office loan located in Oregon.
Realized Gain/(Loss) on Extinguishment of Debt
The Company did not realize a gain or loss on extinguishment of debt for the three months ended June 30, 2024. Realized gain on extinguishment of debt for the three months ended June 30, 2023 was $0.3 million related to the repurchase of the Class E notes in our BSPRT 2021-FL7 CLO.
Realized Gain/(Loss) on Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended June 30, 2024 of $1.4 million was related to the sale of $38.9 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $40.3 million. Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended June 30, 2023 of $2.1 million was related to $57.6 million sales of commercial real estate loans into the CMBS securitization market resulting in proceeds of $59.7 million.
Unrealized Gain/(Loss) on Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Unrealized gain on commercial mortgage loans, held for sale, measured at fair value, for the three months ended June 30, 2024 was $0.2 million compared to an unrealized loss of $0.3 million for the three months ended June 30, 2023. The $0.5 million increase was primarily the result of the change in market values of these loans.
Gain/(Loss) on Other Real Estate Investments
Loss on other real estate investments for the three months ended June 30, 2024 was $6.2 million primarily due to sales and write offs related to the Walgreens Portfolio coupled with the onboarding of real estate owned, held for sale multifamily properties. This is compared to a loss of $1.7 million for the three months ended June 30, 2023 related to the decreased fair value of our one real estate owned, held for sale asset.
Trading Gain/(Loss)
The Company did not hold any trading securities as of June 30, 2024. Trading loss for the three months ended June 30, 2023 of $0.9 million was attributable to principal paydowns, and changes in market values on our former portfolio of adjustable-rate mortgage pass-through securities ("ARM Agency Securities" or "ARMs") issued and guaranteed by government-sponsored enterprises or by an agency of the federal government.

Net Result from Derivative Transactions
Net result from derivative transactions for the three months ended June 30, 2024 of a $0.2 million loss was composed of a realized gain of $22.0 thousand primarily related to the termination and settlement of credit default swaps and treasury note futures offset by an unrealized loss of $0.2 million. This is compared to a net gain on our derivative portfolio of $1.0 million composed of a realized gain of $0.6 million primarily due to the termination and settlement of $69.0 million notional amount of our interest rate swap positions primarily designed to hedge the ARMs portfolio coupled with an unrealized gain of $0.4 million for three months ended June 30, 2023.
(Provision)/Benefit for Income Tax
Benefit for income tax for the three months ended June 30, 2024 was $0.1 million compared to a benefit of $53.0 thousand for the three months ended June 30, 2023. The difference is related to changes in taxable income/loss in our TRS segment.
Net (Income)/Loss Attributable to Non-controlling Interest
Net loss attributable to non-controlling interest in our consolidated joint ventures for the three months ended June 30, 2024 was $1.6 million compared to a net income attributable to non-controlling interest of $41.0 thousand for the three months ended June 30, 2023.
Expenses from operations
Expenses from operations for the three months ended June 30, 2024 and 2023 consisted of the following (dollars in thousands):

	Three Months Ended June 30,
	2024	2023
Asset management and subordinated performance fee	$6,252	$8,900
Acquisition expenses	195	283
Administrative services expenses	704	3,398
Professional fees	3,864	2,794
Share-based compensation	2,087	1,228
Depreciation and amortization	1,417	2,196
Other expenses	3,202	4,301
Total expenses from operations	$17,721	$23,100
The decrease in operating expense was primarily related to (i) a decrease in incentive fees due to the provision for specific credit losses recognized during the three months ended June 30, 2024 coupled with (ii) a decrease in administrative services expenses due to less time spent on asset workout during the three months ended June 30, 2024 compared to three months ended June 30, 2023, partially offset by (iii) an increase in professional fees due to a larger portfolio.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the six months ended June 30, 2024 and 2023 (dollars in thousands):

	Six Months Ended
	June 30, 2024			June 30, 2023
	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)	Average Carrying Value(1)	Interest Income/Expense(2)	WA Yield/Financing Cost(4)(5)
Interest-earning assets:
Real estate debt	$5,193,054	$251,772	9.7%	$4,989,919	$273,207	11.0%
Real estate conduit	45,855	3,101	13.5%	22,574	1,070	9.5%
Real estate securities	221,512	8,958	8.1%	276,240	7,580	5.5%
Real Estate Owned	—	—	—%	99,742	1,571	3.2%
Total	$5,460,421	$263,831	9.7%	$5,388,475	$283,428	10.5%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$441,128	$20,109	9.1%	$669,964	$29,603	8.8%
Other financing and loan participation - commercial mortgage loans	19,844	574	5.8%	75,715	3,378	8.9%
Repurchase agreements - real estate securities	198,922	6,208	6.2%	262,257	6,989	5.3%
Collateralized loan obligations	3,543,510	137,383	7.8%	3,088,627	102,499	6.6%
Unsecured debt	81,320	3,784	9.3%	89,956	3,905	8.7%
Total	$4,284,724	$168,058	7.8%	$4,186,519	$146,374	7.0%
Net interest income/spread		$95,773	1.9%		$137,054	3.5%
Average leverage %(6)	78.5%			77.7%
Weighted average levered yield(7)			16.6%			22.8%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the six months ended June 30, 2024 and 2023, respectively.
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
Interest Income
Interest income for the six months ended June 30, 2024 and 2023 totaled $264.1 million and $283.4 million, respectively, a decrease of $19.3 million. The decrease was primarily due to the loans placed on non-accrual status, which totaled $225.4 million in principal as of June 30, 2024, coupled with the recognition $20.4 million of interest income in the sale of a Brooklyn hotel asset in the second quarter of 2023. As of June 30, 2024, our portfolio consisted of (i) 153 commercial mortgage loans, held for investment, (ii) four commercial mortgage loans, held for sale, measured at fair value and (iii) nine real estate securities, available for sale, measured at fair value. As of June 30, 2023, our portfolio consisted of (i) 156 commercial mortgage loans, held for investment, (ii) one commercial mortgage loan, held for sale, measured at fair value, (iii) nine real estate securities, available for sale, measured at fair value and (iv) ARMs.

Interest Expense
Interest expense for the six months ended June 30, 2024 and 2023 was $168.1 million and $146.4 million, respectively, an increase of $21.7 million. The increase was primarily due to an increase of $455.0 million in the average carrying value of our collateralized loan obligations coupled with an increase in deferred fee amortization due to the utilization of expected duration of our CLOs compared to contractual duration.
Revenue from Real Estate Owned
For the six months ended June 30, 2024 and 2023, revenue from real estate owned was $8.8 million and $9.8 million, respectively. The $1.0 million decrease was primarily the result of less rental revenue from real estate owned properties.
Provision/(Benefit) for Credit losses
Provision for credit losses was $35.1 million during the six months ended June 30, 2024 compared to a provision of $26.0 million during the six months ended June 30, 2023.
For the six months ended June 30, 2024 and 2023, general provision for credit losses was $2.1 million and $13.3 million, respectively. General benefit for the six months ended June 30, 2024 was attributable to the portfolio turnover of older vintage loans with new originated loans. For the six months ended June 30, 2023, the increase in general reserve was attributable to a more pessimistic view of the macroeconomic scenario utilized for the CECL model compared to preceding periods.
For the six months ended June 30, 2024, the primary increase in specific reserve of $33.0 million was related to multiple loans including multi-family loans and non-performing office loans. For the six months ended June 30, 2023, the increase in specific reserve of $12.7 million was primarily related to one office loan located in Oregon coupled with higher capitalization rates on the assumed fair value of the properties in the Walgreens Portfolio.
Realized Gain/(Loss) on Extinguishment of Debt
The Company did not realize a gain or loss on extinguishment of debt for the six months ended June 30, 2024. Realized gain on extinguishment of debt for the six months ended June 30, 2023 of $5.0 million was primarily related to the redemption of $17.5 million par value unsecured debt at a price equal to 75% par coupled with the repurchase of the Class E notes in our BSPRT 2021-FL7 CLO.
Realized Gain/(Loss) on Real Estate Securities, Available for Sale
Realized gain on real estate securities, available for sale for the six months ended June 30, 2024 was $88.0 thousand compared to $0.6 million for the six months ended June 30, 2023 related to the sale of four CRE CLO bonds.
Realized Gain/(Loss) on Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Realized gain on commercial mortgage loans, held for sale, measured at fair value for the six months ended June 30, 2024 of $6.9 million was related to the sale of $139.6 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $146.5 million. Realized gain on commercial mortgage loans, held for sale, measured at fair value for the six months ended June 30, 2023 of $2.1 million was related to the sale of $57.6 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $59.7 million.
Unrealized Gain/(Loss) on Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Unrealized gain on commercial mortgage loans, held for sale, measured at fair value for the six months ended June 30, 2024 was $0.6 million compared to $44.0 thousand for the six months ended June 30, 2023. The $0.6 million increase was primarily related to the reversal of unrealized gain/loss on sales of commercial real estate loans into the CMBS securitization market.
Gain/(Loss) on Other Real Estate Investments
Loss on other real estate investments for the six months ended June 30, 2024 was $6.2 million primarily due to sales and write offs related to the Walgreens properties coupled with the onboarding of real estate owned, held for sale multifamily properties. This is compared to a loss of $3.0 million for the six months ended June 30, 2023 related to a sale of one real estate owned, held for sale property resulting in a loss of $1.2 million in addition to a write-down to fair value of one property of $1.9 million.

Trading Gain/(Loss)
The Company did not hold any trading securities as of June 30, 2024. Trading gain for the six months ended June 30, 2023 of $2.0 million was attributable to principal paydowns, changes in market values and gains on sales of ARM Agency Securities.
Net Result from Derivative Transactions
Net result from derivative transactions for the six months ended June 30, 2024 was composed of a realized gain of $0.3 million primarily related to the termination and settlement of credit default swaps and treasury note futures offset by an unrealized loss of $0.3 million. This is compared to a net gain on our derivative portfolio of $0.7 million composed of a realized gain of $0.6 million primarily due to the termination and settlement of $72.3 million notional amount of our interest rate swap positions primarily designed to hedge the ARMs portfolio coupled with an unrealized gain of $0.1 million for the six months ended June 30, 2023.
(Provision)/Benefit for Income Tax
Provision for income tax for the six months ended June 30, 2024 was $0.7 million compared to a benefit of $0.6 million for the six months ended June 30, 2023. The difference is related to changes in taxable income/loss in our TRS segment.
Net (Income)/Loss Attributable to Non-controlling Interest
Net loss attributable to non-controlling interest in our consolidated joint ventures for the six months ended June 30, 2024 amounted to $1.7 million compared to a net income attributable to non-controlling interest of $0.1 million for the six months ended June 30, 2023.
Expenses from Operations
Expenses from operations for the six months ended June 30, 2024 and 2023 consisted of the following (dollars in thousands):

	Six Months Ended
	June 30, 2024	June 30, 2023
Asset management and subordinated performance fee	$14,117	$16,985
Acquisition expenses	433	661
Administrative services expenses	3,564	7,427
Professional fees	7,948	7,608
Share-based compensation	3,886	2,250
Depreciation and amortization	2,835	4,001
Other expenses	5,565	6,467
Total expenses from operations	$38,348	$45,399
The decrease in operating expense was primarily related to (i) a decrease in incentive fees due to the provision for specific credit losses recognized during the six months ended June 30, 2023 and (ii) a decrease in administrative service expenses due to less time spent on asset workout during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 partially offset by (iii) an increase in share-based compensation due to equity awards issued under the Company's 2021 Incentive Plan during the six months ended June 30, 2024.

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended March 31, 2024
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended June 30, 2024 and March 31, 2024 (dollars in thousands):

	Three Months Ended
	June 31, 2024				March 31, 2024
	Average Carrying Value(1)	Interest Income/Expense(2)(3)		WA Yield/Financing Cost(4)(5)	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)
Interest-earning assets:
Real estate debt	$5,359,520	$128,007		9.6%	$5,026,589	$123,765	9.8%
Real estate conduit	42,344	1,155		10.9%	49,366	1,946	15.8%
Real estate securities	217,504	4,357		8.0%	225,499	4,601	8.2%
Total	$5,619,368	$133,519		9.5%	$5,301,454	$130,312	9.8%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	607,507	13,150		8.7%	274,750	$6,959	10.1%
Other financing and loan participation - commercial mortgage loans	12,865	195		6.1%	26,823	379	5.7%
Repurchase Agreements - real estate securities	231,360	3,619		6.3%	166,483	2,589	6.2%
Collateralized loan obligations	3,495,398	67,888		7.8%	3,591,621	69,495	7.7%
Unsecured debt	81,333	1,888	0.065	9.3%	81,308	1,896	9.3%
Total	$4,428,463	$86,740		7.8%	$4,140,985	$81,318	7.9%
Net interest income/spread		$46,779		1.7%		$48,994	1.9%
Average leverage %(6)	78.8%				78.1%
Weighted average levered yield (7)				15.7%			16.9%
_________________________________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the three months ended June 30, 2024 and March 31, 2024, respectively.
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

Interest Income
Interest income for the three months ended June 30, 2024 and March 31, 2024 totaled $133.6 million and $130.6 million, respectively, an increase of $3.0 million. The increase in interest income during the three months ended June 30, 2024 is due to an increase of $332.9 million in the average carrying value of our real estate debt. As of June 30, 2024, our portfolio consisted of (i) 153 commercial mortgage loans, held for investment, (ii) four commercial mortgage loans, held for sale, measured at fair value and (iii) nine real estate securities, available for sale, measured at fair value. As of March 31, 2024, our portfolio consisted of (i) 145 commercial mortgage loans, held for investment, (ii) one commercial mortgage loan, held for sale, measured at fair value and (iii) seven real estate securities, available for sale, measured at fair value.

Interest Expense
Interest expense for the three months ended June 30, 2024 and March 31, 2024 totaled $86.7 million and $81.3 million, respectively, an increase of $5.4 million. The increase was primarily due to an increase of $332.8 million in the average carrying value of repurchase agreements - commercial mortgage loans.
Revenue from Real Estate Owned
For the three months ended June 30, 2024 and March 31, 2024, revenue from real estate owned was $4.1 million and $4.7 million, respectively. The $0.6 million decrease was primarily the result of recoveries received in the first quarter of 2024 from an office tenant who has vacated one of our real estate owned properties.
(Provision)/Benefit for Credit losses
Provision for credit losses was $32.2 million during the three months ended June 30, 2024 compared to a provision of $2.9 million during the three months ended March 31, 2024.
For the three months ended June 30, 2024, general benefit for credit losses was $0.1 million compared to a general provision of $2.1 million for the three months ended March 31, 2024. General benefit for the three months ended June 30, 2024 was attributable to the portfolio turnover of older vintage loans with new originated loans.
For the three months ended June 30, 2024 and March 31, 2024, specific provision for credit losses was $32.3 million and $0.7 million, respectively. For the three months ended June 30, 2024, the increase in specific provision of $32.3 million was primarily related to a non-performing office loan secured by one property in Colorado placed on cost recovery status. For the three months ended March 31, 2024, the specific provision of $0.7 million was related to a non-performing multifamily loan secured by two properties in North Carolina placed on cost recovery status.
Realized Gain/(Loss) on Real Estate Securities, Available for Sale
The Company did not realize a gain or loss on real estate securities, available for sale for the three months ended June 30, 2024. Realized gain for the three months ended March 31, 2024 of $0.1 million was related to the sale of three CRE CLO bonds.
Realized Gain/(Loss) on Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended June 30, 2024 of $1.4 million was related to the sale of $38.9 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $40.3 million. Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended March 31, 2024 of $5.5 million was related to the sale of $100.7 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $106.2 million.
Gain/(Loss) on Other Real Estate Investments
Loss on other real estate investments for the three months ended June 30, 2024 was $6.2 million primarily due to sales and write offs related to the Walgreens properties coupled with the onboarding of real estate owned, held for sale multifamily properties. This is compared to a gain of $6.0 thousand related to the sale of one real estate owned, held for sale property located in San Antonio, TX for the three months ended March 31, 2024.
Net Result from Derivative Transactions
Net result from derivative transactions for the three months ended June 30, 2024 of a $0.2 million loss was composed of a realized gain of $22.0 thousand primarily related to the termination and settlement of credit default swaps and treasury note futures offset by an unrealized loss of $0.2 million. This is compared to a net gain on our derivative portfolio of $0.2 million composed of a realized gain of $0.3 million primarily due to the termination and settlement of credit default swaps and treasury note futures partially offset by an unrealized loss of $0.1 million for the three months ended March 31, 2024.
(Provision)/Benefit for Income Tax
Benefit for income tax for the three months ended June 30, 2024 was $0.1 million compared to a provision of $0.8 million for the three months ended March 31, 2024. The difference is related to changes in taxable income/loss in our TRS segment.
Net (Income)/Loss Attributable to Non-controlling Interest
Net loss attributable to non-controlling interest in our consolidated joint ventures for the three months ended June 30, 2024 was $1.6 million compared to a net loss attributable to non-controlling interest in our consolidated joint ventures for the three months ended March 31, 2024 amounted to $0.1 million.

Expenses from operations
Expenses from operations for the three months ended June 30, 2024 and March 31, 2024 consisted of the following (dollars in thousands):

	Three Months Ended
	June 30, 2024	March 31, 2024
Asset management and subordinated performance fee	$6,252	$7,865
Acquisition expenses	195	238
Administrative services expenses	704	2,860
Professional fees	3,864	4,084
Share-based compensation	2,087	1,799
Depreciation and amortization	1,417	1,417
Other expenses	3,202	2,363
Total expenses from operations	$17,721	$20,626
The decrease in operating expense was primarily related to (i) a decrease in incentive fees due to the provision for specific credit losses recognized during the three months ended June 30, 2024 coupled with (ii) a decrease in administrative services expenses due to less time spent on asset workout during the three months ended June 30, 2024 compared to three months ended March 31, 2024.

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
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity and total leverage ratios:

	June 30, 2024	December 31, 2023
Net debt-to-equity ratio(1)	2.7x	2.3x
Total leverage ratio(2)	2.8x	2.5x
________________________
(1) Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, repurchase agreements - commercial mortgage loans, repurchase agreements - real estate securities, asset-specific financing arrangements, and unsecured debt, less cash and cash equivalents, to (ii) total equity and total redeemable convertible preferred stock, at period end. Recourse net debt-to-equity ratio was 0.6x and 0.2x as of June 30, 2024 and December 31, 2023, respectively.
(2) Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, repurchase agreements - commercial mortgage loans, repurchase agreements - real estate securities, asset-specific financing arrangements, and unsecured debt, to (ii) total equity and total redeemable convertible preferred stock, at period end. Recourse leverage ratio was 0.7x and 0.4x as of June 30, 2024 and December 31, 2023, respectively.
Sources of Liquidity
Our primary sources of liquidity include unrestricted cash, capacity in our collateralized loan obligations available for reinvestment, and financings available and in progress on financing lines.
Our current sources of near-term liquidity as of June 30, 2024 and December 31, 2023 are set forth in the following table (dollars in millions):

	June 30, 2024	December 31, 2023
Unrestricted cash	$95	$338
CLO reinvestment available(1)	31	55
Financings available & in progress(2)	573	1,131
Total	$699	$1,524
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
Collateralized Loan Obligations
As of June 30, 2024, the Company had $30.6 million of reinvestment capital available across all outstanding collateralized loan obligations. The following table shows the par value outstanding for each CLO and the respective reinvestment end dates (dollars in millions):

CLO Name	Debt Amount	Reinvestment End Date
2021-FL6 Issuer	$477.22	Ended
2021-FL7 Issuer	$648.44	Ended
2022-FL8 Issuer	$932.80	Ended
2022-FL9 Issuer	$670.64	07/08/24
2023-FL10 Issuer	$717.24	04/08/25
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

The following tables summarize our Repo and Revolving Credit Facilities and our master repurchase agreements ("MRAs") for the six months ended June 30, 2024, 2023, and 2022, respectively (dollars in thousands):

	As of June 30, 2024
	Amount Outstanding		Average Outstanding Balance
	Q1	Q2	Q1	Q2
Repurchase agreements and revolving credit facilities - commercial mortgage loans	$412,556	$762,437	$382,313	$671,561
Repurchase agreements, real estate securities	194,769	243,646	217,012	249,442
Total	$607,325	$1,006,083	$599,325	$921,003

	As of June 30, 2023
	Amount Outstanding		Average Outstanding Balance
	Q1	Q2	Q1	Q2
Repurchase agreements and revolving credit facilities - commercial mortgage loans	$604,421	$695,039	$725,300	$796,659
Repurchase agreements - real estate securities	107,934	176,993	217,389	209,025
Repurchase agreements - real estate securities, held as trading	121,000	113,000	149,387	117,159
Total	$833,355	$985,032	$1,092,076	$1,122,843

	As of June 30, 2022
	Amount Outstanding		Average Outstanding Balance
	Q1	Q2	Q1	Q2
Repurchase agreements and revolving credit facilities - commercial mortgage loans	$522,890	$832,034	$813,144	$834,337
Repurchase agreements - real estate securities	54,610	53,288	44,744	54,033
Repurchase agreements - real estate securities, held as trading	1,659,931	240,000	3,055,413	1,818,495
Total	$2,237,431	$1,125,322	$3,913,301	$2,706,865
The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the six months ended June 30, 2024, the maximum average outstanding balance was $1.0 billion, of which $0.8 billion was related to repurchase agreements on our commercial mortgage loans and $0.2 billion for repurchase agreements on our real estate securities.
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
In June 2024, the Company's board of directors declared the following: (i) a second quarter 2024 dividend of $0.355 per share on the Company's common stock (equivalent to $1.42 per annum), (ii) a second quarter 2024 dividend of $106.216 per share on the Company’s Series H Preferred Stock, and (iii) a second quarter 2024 dividend of $0.46875 per share on the Company’s Series E Preferred Stock, all of which were paid in July 2024 to holders of record as of June 30, 2024.
Under the Company’s DRIP, the Company may elect to supply shares for reinvestment via newly issued shares of common stock or via shares of common stock purchased by the DRIP administrator on the open market. During the six months ended June 30, 2024 and 2023, 0 and 768 shares were newly issued, and 85,185 and 120,175 shares of common stock were purchased, respectively, by the administrator under the dividend reinvestment component of the DRIP.
During the six months ended June 30, 2024 and 2023, the Company paid an aggregate of $58.9 million and $58.3 million, respectively, of common stock distributions.

Cash Flows
The following table sets forth changes in cash, cash equivalents and restricted cash for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities	$14,884	$78,406
Cash Flows From Investing Activities	(529,245)	280,472
Cash Flows From Financing Activities	276,410	(317,225)
Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$(237,951)	$41,653
Cash Flows from Operating Activities
During the six months ended June 30, 2024 our cash flows from operating activities were primarily driven by cash inflows from net income of $32.1 million, offset by (i) net cash outflow of $54.7 million related to originations and sales of commercial mortgage loans, held for sale, measured at fair value and (ii) certain non-cash income.
During the six months ended June 30, 2023 our cash flows from operating activities were primarily driven by cash inflows from net income of $83.5 million, offset by (i) net cash outflow of $16.6 million related to originations and sales of commercial mortgage loans, held for sale, measured at fair value and (ii) certain non-cash income.
Cash Flows from Investing Activities
During the six months ended June 30, 2024 our cash flows from investing activities were primarily driven by (i) the origination and purchase of $1.1 billion of commercial mortgage loans, held for investment and (ii) the purchase of real estate securities for $28.3 million. Outflows were partially offset by (i) proceeds from principal repayments of $492.4 million received on commercial mortgage loans, held for investment, (ii) proceeds received from the sale of real estate securities of $56.9 million and (iii) proceeds from the sale of real estate owned, held for sale assets of $49.2 million.
During the six months ended June 30, 2023 our cash flows from investing activities were primarily driven by (i) proceeds from principal repayments on commercial mortgage loans, held for investment of $591.4 million, (ii) proceeds from the sale of real estate securities of $225.1 million, (iii) principal collateral received on mortgage investments of $14.4 million, and (iv) proceeds from sale of other real estate investments of $22.3 million. Inflows were offset by (i) originations and purchases of $472.3 million of commercial mortgage loans, held for investment and (ii) $100.3 million for the purchase of real estate securities, available for sale, and (iv) capital expenditures of $0.6 million.
Cash Flows from Financing Activities
During the six months ended June 30, 2024 our cash flows from financing activities were primarily driven by (i) net borrowings on repurchase agreements and revolving credit facilities for commercial mortgage loans of $462.7 million and (ii) net borrowings on repurchase agreements for real estate securities of $69.6 million. Inflows were partially offset by (i) net repayments from borrowings on collateralized loan obligations of $151.6 million, (ii) $72.4 million of distributions paid and (iii) repayments on our other financings of $23.7 million.
During the six months ended June 30, 2023 our cash flows from financing activities were primarily driven by (i) repayments from borrowings on collateralized loan obligations of $89.9 million, (ii) net repayments on repurchase agreements for real estate securities of $150.0 million, (iii) repayments from borrowings on unsecured debt of $13.4 million and (iv) $71.9 million of distributions paid. Outflows were partially offset by net borrowings on repurchase agreements and revolving credit facilities for commercial mortgage loans of $14.2 million.
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

Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of June 30, 2024 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments(1)	$115,612	$268,591	$—	$—	$384,203
Repurchase agreements - commercial mortgage loans	—	762,437	—	—	762,437
Repurchase agreements - real estate securities	243,646	—	—	—	243,646
CLOs(2)	—	—	—	3,446,336	3,446,336
Mortgage Note Payable	23,998	—	—	—	23,998
Unsecured debt	—	—	—	81,345	81,345
Other financings	—	—	12,865	—	12,865
Total	$383,256	$1,031,028	$12,865	$3,527,681	$4,954,830
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $467.0 million of CLO notes, held by the Company, which are eliminated within the collateralized loan obligations line of the consolidated balance sheet as of June 30, 2024. This reflects the contractual CLO maturity dates.
In addition to its cash requirements, the Company pays a quarterly dividend and has an existing share repurchase authorization. As of June 30, 2024, the Company’s quarterly cash dividend was $0.355 per share of common stock (which was paid on an as-converted basis on the Company’s shares of Series H Preferred Stock), and $0.46875 per share on the Company’s shares of Series E Preferred Stock. The payment of future dividends is subject to declaration by the board of directors. The Company’s board of directors also has authorized a $65.0 million share repurchase program, of which $31.1 million remained available as of June 30, 2024. The authorization does not obligate the Company to acquire any specific number of shares. The Company repurchased 240,740 shares at an average price of $12.42 per share during the three months ended June 30, 2024.
Related Party Arrangements
Refer to “Note 11 - Related Party Transactions and Arrangements” for a summary of the Company’s related party arrangements.

Non-GAAP Financial Measures
Distributable Earnings and Distributable Earnings to Common
Distributable Earnings is a non-GAAP measure, which the Company defines as GAAP net income (loss), adjusted for (i) non-cash CLO amortization acceleration and amortization over the expected useful life of the Company's CLOs, (ii) unrealized gains and losses on loans and derivatives, including CECL reserves and impairments, net of realized gains and losses, as described further below, (iii) non-cash equity compensation expense, (iv) depreciation and amortization, (v) subordinated performance fee accruals/(reversal), (vi) realized gains and losses on debt extinguishment and CLO calls, and (vii) certain other non-cash items. Further, Distributable Earnings to Common, a non-GAAP measure, presents Distributable Earnings net of (i) perpetual preferred stock dividend payments and (ii) non-controlling interests in joint ventures.
As noted in (ii) above, we exclude unrealized gains and losses on loans and other investments, including CECL reserves and impairments, from our calculation of Distributable Earnings and include realized gains and losses. The nature of these adjustments is described more fully in the footnotes to our reconciliation tables. GAAP loan loss reserves and any property impairment losses have been excluded from Distributable Earnings consistent with other unrealized losses pursuant to our existing definition of Distributable Earnings. We expect to only recognize such potential credit or property impairment losses in Distributable Earnings if and when such amounts are deemed nonrecoverable upon a realization event. This is generally at the time a loan is repaid, or in the case of a foreclosure or other property, when the underlying asset is sold. The realized loss amount reflected in Distributable Earnings will generally equal the difference between the cash received and the Distributable Earnings basis of the asset. The timing of any such loss realization in our Distributable Earnings may differ materially from the timing of the corresponding loss reserves, charge-offs or impairments in our consolidated financial statements prepared in accordance with GAAP.
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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Distributable Earnings to Common as of the three and six months ended June 30, 2024 and 2023 (amounts in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
GAAP Net Income (Loss)	$(3,765)	$39,644	$32,062	$83,483
Adjustments:
CLO amortization acceleration(1)	—	(1,197)	—	(2,665)
Unrealized (gain)/loss on financial instruments(2)	6,274	1,601	5,949	2,913
Unrealized (gain)/loss - ARMs	—	1,149	—	415
(Reversal of)/Provision for credit losses	32,178	21,624	35,059	25,984
Non-Cash Compensation Expense	2,087	1,228	3,886	2,250
Depreciation and amortization	1,417	2,196	2,835	4,001
Subordinated performance fee(3)	(2,158)	2,614	(2,712)	2,020
Realized (gain)/loss on debt extinguishment / CLO call	—	(270)	—	(5,037)
Realized Cash Gain/(Loss) Adjustment on REO(4)	(3,680)	—	(3,680)	—
Loan workout charges/(loan workout recoveries)(5)	—	(5,105)	—	(5,105)
Distributable Earnings	$32,353	$63,484	$73,399	$108,259
7.5% Series E Cumulative Redeemable Preferred Stock Dividend	(4,842)	(4,842)	(9,684)	(9,683)
Noncontrolling Interests in Joint Ventures Net (Income) / Loss	1,590	(41)	1,683	(50)
Noncontrolling Interests in Joint Ventures Adjusted Net (Income) / Loss DE Adjustments	(1,676)	(426)	(1,952)	(787)
Distributable Earnings to Common	$27,425	$58,175	$63,446	$97,739
Average Common Stock & Common Stock Equivalents(6)	1,370,731	1,413,493	1,380,321	1,408,571
GAAP Net Income/(Loss) ROE	(2.0)%	9.8%	3.5%	5.2%
Distributable Earnings ROE	8.0%	16.5%	9.2%	6.9%
GAAP Net Income/(Loss) Per Share, Diluted	$(0.11)	$0.39	$0.24	$0.83
GAAP Net Income/(Loss) Per Share, Fully Converted(7)	$(0.08)	$0.39	$0.27	$0.83
Distributable Earnings Per Share, Fully Converted(7)	$0.31	$0.66	$0.72	$1.10
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
(4) Represents the actual realized cash loss upon the sale of REO investments, which may be different than the GAAP basis. As of June 30, 2024, the Company has $42.8 million of GAAP loss adjustments that would run through distributable earnings if and when cash losses are realized upon asset sales.
(5) Represents loan workout charges the Company incurred, which the Company deemed likely to be recovered. Reversal of loan workout charges represent recoveries received. During the second quarter of 2023, the Company recovered $5.1 million of loan workout charges, in aggregate, related to the loan workout charges incurred in the first, second, and third quarters of 2022 amounting to $1.9 million, $3.0 million, and $0.2 million, respectively.

(6) Represents the average of all classes of equity except the Series E Preferred Stock.
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
As of June 30, 2024 and December 31, 2023, our portfolio included 145 and 141 variable rate investments, respectively, based on LIBOR and SOFR (or "indexing rates") for various terms. As of June 2023, the Company has fully transitioned all loans on LIBOR indexing rates to SOFR indexing rates. Borrowings under our financing arrangements are based on SOFR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 or 100 basis points or decrease by 25 basis points, assuming that our current balance sheet was to remain constant, and no actions were taken to alter our existing interest rate sensitivity. The changes in the portfolio for each basis points increase/decrease is a change from the base scenario.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	June 30, 2024	December 31, 2023
(-) 25 Basis Points	(1.37)%	(1.49)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	2.78%	3.01%
(+) 100 Basis Points	5.55%	6.03%

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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
Please refer to “Litigation and Regulatory Proceedings” in "Note 10 - Commitments and Contingencies" to the consolidated financial statements included in this report. The Company believes that these proceedings, individually or in the aggregate, will not have a material impact on the Company’s financial condition, operating results or cash flows.
Loan Fraud Lawsuit
The Company originated a loan in April 2022 secured by a portfolio of 24 properties net leased to Walgreens (the “Collateral Properties”). As described in more detail in Part I, Item 3, "Legal Proceedings" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, due to the sponsor’s fraud and default under the loan the Company foreclosed on all of the Collateral Properties in 2022 and 2023. The Company has sold some of the Collateral Properties, is marketing the others for sale and is actively pursuing its civil remedies. Note that the collectability, if any, of legal judgments we have achieved to date and that we may achieve in the future is not currently determinable.

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
The following table sets forth purchases of the Company's common stock under the share repurchase program for the three months ended June 30, 2024 (in thousands, except share and per share data):

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
April 1, 2024 - April 30, 2024	240,740	$12.42	—	$31,051
May 1, 2024 - May 31, 2024	—	—	—	31,051
June 1, 2024 - June 30, 2024	—	—	—	31,051
Total	240,740	$12.42	—	$31,051
_______________________
(1) The average price paid per share represents the average purchase price per share, inclusive of any broker’s fees or commissions.
(2) All of the purchases listed in the table above were made in the open market under the Company's share repurchase program announced on July 26, 2021, including under a Rule 10b5-1 plan adopted by the Company.
The Company repurchased 240,740 shares of common stock at an average price of $12.42 per share for a total of $3.0 million during the three months ended June 30, 2024. As of July 24 2024, $31.1 million remains available under the Company’s share repurchase program.
Unregistered Sales of Equity Securities
None.

Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Benefit Street Partners Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin BSP Realty Trust, Inc.
July 31, 2024	By	/s/ Richard J. Byrne
Name: Richard J. Byrne
Title: Chief Executive Officer
(Principal Executive Officer)

July 31, 2024	By	/s/ Jerome S. Baglien
Name: Jerome S. Baglien
Title: Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)