Form 10-Q
period 2024-09-30
Franklin BSP Realty Trust, Inc.
filed 2024-11-04
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2024
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of October 30, 2024 was 81,841,137.

FRANKLIN BSP REALTY TRUST, INC.

i

PART I. Item 1. Consolidated Financial Statements and Notes (unaudited)
FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$346,153	$337,595
Restricted cash	7,720	6,092
Commercial mortgage loans, held for investment, net of allowance for credit losses of $76,640 and $47,175 as of September 30, 2024 and December 31, 2023, respectively	5,077,476	4,989,767
Real estate securities, available for sale, measured at fair value, amortized cost of $210,256 and $243,272 as of September 30, 2024 and December 31, 2023, respectively (includes pledged assets of $210,656 and $167,948 as of September 30, 2024 and December 31, 2023, respectively)	210,656	242,569
Receivable for loan repayment(1)	196,314	55,174
Accrued interest receivable	37,517	42,490
Prepaid expenses and other assets	20,315	19,213
Intangible lease asset, net of amortization	40,554	42,793
Real estate owned, net of depreciation	113,848	115,830
Real estate owned, held for sale	284,423	103,657
Total assets	$6,334,976	$5,955,180
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$4,097,668	$3,567,166
Repurchase agreements and revolving credit facilities - commercial mortgage loans	183,761	299,707
Repurchase agreements - real estate securities	241,266	174,055
Mortgage note payable	23,998	23,998
Other financings	12,865	36,534
Unsecured debt	81,370	81,295
Interest payable	12,378	15,383
Distributions payable	36,240	36,133
Accounts payable and accrued expenses	14,013	13,339
Due to affiliates	15,630	19,316
Intangible lease liability, held for sale	1,805	12,297
Total liabilities	$4,720,994	$4,279,223
Commitments and Contingencies
Redeemable convertible preferred stock:
Redeemable convertible preferred stock Series H, $0.01 par value, 20,000 authorized and 17,950 issued and outstanding as of September 30, 2024 and December 31, 2023	$89,748	$89,748
Total redeemable convertible preferred stock	$89,748	$89,748
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 7.5% Cumulative Redeemable Preferred Stock, Series E, 10,329,039 shares issued and outstanding as of September 30, 2024 and December 31, 2023	$258,742	$258,742
Common stock, $0.01 par value, 900,000,000 shares authorized, 83,066,789 and 82,751,913 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	818	820
Additional paid-in capital	1,598,844	1,599,197
Accumulated other comprehensive income/(loss)	400	(703)
Accumulated deficit	(342,355)	(298,942)
Total stockholders' equity	$1,516,449	$1,559,114
Non-controlling interest	7,785	27,095
Total equity	$1,524,234	$1,586,209
Total liabilities, redeemable convertible preferred stock and equity	$6,334,976	$5,955,180
_________________________________________________________
(1) Includes $196.1 million and $55.1 million of cash held by servicer related to the CLOs as of September 30, 2024 and December 31, 2023, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income
Interest income	$134,142	$137,042	$398,253	$420,470
Less: Interest expense	89,884	77,973	257,942	224,347
Net interest income	44,258	59,069	140,311	196,123
Revenue from real estate owned	5,412	3,317	14,196	13,067
Total income	$49,670	$62,386	$154,507	$209,190
Expenses
Asset management and subordinated performance fee	$4,906	$7,908	$19,023	$24,893
Acquisition expenses	255	316	688	977
Administrative services expenses	3,801	3,566	7,365	10,993
Professional fees	3,588	4,153	11,536	11,761
Share-based compensation	2,134	1,255	6,020	3,505
Depreciation and amortization	1,387	1,513	4,221	5,514
Other expenses	5,709	2,856	11,274	9,323
Total expenses	$21,780	$21,567	$60,127	$66,966
Other income/(loss)
(Provision)/benefit for credit losses	$268	$(2,379)	$(34,790)	$(28,363)
Realized gain/(loss) on extinguishment of debt	—	(2,836)	—	2,201
Realized gain/(loss) on real estate securities, available for sale	55	(486)	143	110
Realized gain/(loss) on sale of commercial mortgage loans, held for sale, measured at fair value	6,228	933	13,125	3,027
Unrealized gain/(loss) on commercial mortgage loans, held for sale, measured at fair value	(615)	—	—	44
Gain/(loss) on other real estate investments	(2,193)	(4,112)	(8,436)	(7,142)
Trading gain/(loss)	—	(2,627)	—	(605)
Unrealized gain/(loss) on derivatives	322	(183)	1	(110)
Realized gain/(loss) on derivatives	(1,573)	67	(1,261)	684
Total other income/(loss)	$2,492	$(11,623)	$(31,218)	$(30,154)
Income/(loss) before taxes	30,382	29,196	63,162	112,070
(Provision)/benefit for income tax	(209)	1,799	(927)	2,408
Net income/(loss)	$30,173	$30,995	$62,235	$114,478
Net (income)/loss attributable to non-controlling interest	1,441	772	3,124	722
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$31,614	$31,767	$65,359	$115,200
Less: Preferred stock dividends	6,749	6,748	20,245	20,245
Net income/(loss) applicable to common stock	$24,865	$25,019	$45,114	$94,955

Basic earnings per share	$0.30	$0.30	$0.53	$1.14
Diluted earnings per share	$0.30	$0.30	$0.53	$1.14
Basic weighted average shares outstanding	81,788,091	82,210,624	81,865,672	82,410,725
Diluted weighted average shares outstanding	81,788,091	82,210,624	81,865,672	82,410,725

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income/(loss)	$30,173	$30,995	$62,235	$114,478

Amounts related to available for sale real estate securities:
Change in net unrealized gain/(loss)	$(204)	$448	$768	$(564)
Reclassification adjustment for amounts included in net income/(loss)	29	(248)	335	(925)
	$(175)	$200	$1,103	$(1,489)
Comprehensive (income)/loss attributed to non-controlling interest	1,441	772	3,124	722
Comprehensive income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$31,439	$31,967	$66,462	$113,711

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Preferred E	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2023	82,751,913	$820	$1,599,197	$(703)	$(298,942)	$258,742	$1,559,114	$27,095	$1,586,209
Common stock repurchases	(151,123)	(2)	(1,875)	—	—	—	(1,877)	—	(1,877)
Share-based compensation	766,664	2	1,797	—	—	—	1,799	—	1,799
Shares canceled for tax withholding on vested equity rewards	(112,971)	—	(1,508)	—	—	—	(1,508)	—	(1,508)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	35,920	—	35,920	—	35,920
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	(93)	(93)
Distributions declared	—	—	—	—	(36,304)	—	(36,304)	—	(36,304)
Other comprehensive income/(loss)	—	—	—	1,233	—	—	1,233	—	1,233
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	4	4
Balance, March 31, 2024	83,254,483	$820	$1,597,611	$530	$(299,326)	$258,742	$1,558,377	$27,006	$1,585,383
Common stock repurchases	(240,740)	(2)	(2,989)	—	—	—	(2,991)	—	(2,991)
Share-based compensation	40,896	—	2,087	—	—	—	2,087	—	2,087
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	(2,175)	—	(2,175)	—	(2,175)
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	(1,590)	(1,590)
Distributions declared	—	—	—	—	(36,233)	—	(36,233)	—	(36,233)
Other comprehensive income/(loss)	—	—	—	45	—	—	45	—	45
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	(641)	(641)
Balance, June 30, 2024	83,054,639	$818	$1,596,709	$575	$(337,734)	$258,742	$1,519,110	$24,775	$1,543,885
Common stock repurchases	—	—	—	—	—	—	—	—	—
Share-based compensation	12,150	—	2,135	—	—	—	2,135	—	2,135
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	31,614	—	31,614	—	31,614
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	(1,441)	(1,441)
Distributions declared	—	—	—	—	(36,235)	—	(36,235)	—	(36,235)
Other comprehensive income/(loss)	—	—	—	(175)	—	—	(175)	—	(175)
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	(15,549)	(15,549)
Balance, September 30, 2024	83,066,789	$818	$1,598,844	$400	$(342,355)	$258,742	$1,516,449	$7,785	$1,524,234

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Preferred E	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2022	82,992,784	$826	$1,602,247	$390	$(299,225)	$258,742	$1,562,980	$15,408	$1,578,388
Common stock repurchases	(313,411)	(3)	(3,664)	—	—	—	(3,667)	—	(3,667)
Share-based compensation	442,419	—	1,022	—	—	—	1,022	—	1,022
Shares canceled for tax withholding on vested equity rewards	(57,021)	—	(812)	—	—	—	(812)	—	(812)
Series I Preferred Stock converted into common stock	299,200	3	4,997	—	—	—	5,000	—	5,000
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	43,830	—	43,830	—	43,830
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	9	9
Distributions declared	—	—	—	—	(36,367)	—	(36,367)	—	(36,367)
Other comprehensive income/(loss)	—	—	—	(2,325)	—	—	(2,325)	—	(2,325)
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	5,851	5,851
Balance, March 31, 2023	83,363,971	$826	$1,603,790	$(1,935)	$(291,762)	$258,742	$1,569,661	$21,268	$1,590,929
Common stock repurchases	(444,726)	(5)	(5,490)	—	—	—	(5,495)	—	(5,495)
Common stock issued through dividend reinvestment plan	61,866	1	768	—	—	—	769	—	769
Share-based compensation	38,770	—	1,227	—	—	—	1,227	—	1,227
Offering costs	—	—	(259)	—	—	—	(259)	—	(259)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	39,603	—	39,603	—	39,603
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	41	41
Distributions declared	—	—	—	—	(36,221)	—	(36,221)	—	(36,221)
Other comprehensive income/(loss)	—	—	—	636	—	—	636	—	636
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	8,521	8,521
Balance, June 30, 2023	83,019,881	$822	$1,600,036	$(1,299)	$(288,380)	$258,742	$1,569,921	$29,830	$1,599,751
Share-based compensation	—	—	1,256	—	—	—	1,256	—	1,256
Offering costs	—	—	(10)	—	—	—	(10)	—	(10)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	31,767	—	31,767	—	31,767
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	(772)	(772)
Distributions declared	—	—	—	—	(36,220)	—	(36,220)	—	(36,220)
Other comprehensive income/(loss)	—	—	—	200	—	—	200	—	200
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	(4)	(4)
Balance, September 30, 2023	83,019,881	$822	$1,601,282	$(1,099)	$(292,833)	$258,742	$1,566,914	$29,054	$1,595,968

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income/(loss)	$62,235	$114,478
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Premium amortization and (discount accretion), net	$(6,980)	$(10,102)
Accretion of deferred commitment fees	(4,941)	(6,836)
Amortization of deferred financing costs	9,789	5,968
Share-based compensation	6,020	3,505
Realized (gain)/loss on extinguishment of debt	—	(2,201)
Realized (gain)/loss on sale of available for sale securities, measured at fair value	(143)	(110)
Realized (gain)/loss on sale of commercial mortgage loans, held for sale, measured at fair value	(13,125)	(3,027)
Unrealized (gain)/loss from commercial mortgage loans, held for sale, measured at fair value	—	(44)
Unrealized (gain)/loss from derivative instruments	(1)	110
(Gain)/loss from other real estate investments	8,436	7,142
Trading (gain)/loss	—	605
Depreciation and amortization	4,221	6,454
Straight line rental income	(3,168)	(2,212)
Provision/(benefit) for credit losses	34,790	28,363
Origination of commercial mortgage loans, held for sale, measured at fair value	(271,175)	(93,250)
Proceeds from sale or repayment of commercial mortgage loans, held for sale, measured at fair value	284,300	94,880
Changes in assets and liabilities:
Accrued interest receivable	9,815	2,546
Prepaid expenses and other assets	(4,444)	604
Accounts payable and accrued expenses	3,384	(5,849)
Due to affiliates	(3,686)	1,407
Interest payable	(3,005)	(969)
Net cash (used in)/provided by operating activities	$112,322	$141,462
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(1,424,445)	$(668,017)
Principal repayments received on commercial mortgage loans, held for investment	834,729	921,517
Proceeds from sale of real estate owned, held for sale	110,146	39,755
Purchase of real estate owned and capital expenditures	(45)	(912)
Purchase of real estate securities, available for sale	(57,137)	(160,267)
Proceeds from sale or paydown of real estate securities	90,310	187,042
Proceeds from sale of real estate securities, trading, at fair value	—	217,524
Proceeds from sale of commercial mortgage loans, held for investment	25,999	—
Principal collateral on mortgage investments	—	17,703
Proceeds from sale/(purchase) of derivative instruments	5	464
Net cash (used in)/provided by investing activities	$(420,438)	$554,809
Cash flows from financing activities:
Payments for common stock repurchases	$(4,867)	$(9,162)
Shares cancelled for tax withholding on vested equity rewards	(1,508)	(812)
Borrowings on collateralized loan obligations	914,125	573,794
Repayments of collateralized loan obligations	(383,133)	(216,185)
Borrowings on repurchase agreements and revolving credit facilities - commercial mortgage loans	699,691	532,751
Repayments of repurchase agreements and revolving credit facilities - commercial mortgage loans	(815,637)	(964,265)

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Borrowings on repurchase agreements - real estate securities	118,669	829,682
Repayments of repurchase agreements - real estate securities	(51,458)	(1,029,679)
Borrowings on other financings	—	46,842
Repayments on other financings	(23,669)	(99,474)
Repayments of unsecured debt	—	(13,367)
Payments of deferred financing costs	(9,061)	(10,388)
Payments of offering costs	—	(269)
Distributions to noncontrolling interest	(16,185)	—
Distributions paid	(108,665)	(108,134)
Net cash (used in)/provided by financing activities:	$318,302	$(468,666)
Net change in cash, cash equivalents and restricted cash	10,186	227,605
Cash, cash equivalents and restricted cash, beginning of period	343,687	190,487
Cash, cash equivalents and restricted cash, end of period	$353,873	$418,092

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	337,595	179,314
Restricted cash, beginning of period	6,092	11,173
Cash, cash equivalents and restricted cash, beginning of period	$343,687	$190,487

Cash and cash equivalents, end of period	346,153	411,437
Restricted cash, end of period	7,720	6,655
Cash, cash equivalents and restricted cash, end of period	$353,873	$418,092

Supplemental disclosures of cash flow information:
Cash payments for income taxes	$469	$323
Cash payments for interest	248,234	219,590

Supplemental disclosures of non - cash flow information:
Distribution payable	$36,240	$36,224
Common stock issued through dividend reinvestment plan	—	769
Loans transferred to real estate owned	307,562	80,039
Modification accounted for as repayment and new loan	(42,235)	—
Reclassification of assets held for investment to held for sale	—	114,512
Reclassification of liabilities held for investment to held for sale	—	13,664
Conversion of preferred stock to common stock	—	5,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans which the Company intends to sell through its TRS into commercial mortgage-backed securities ("CMBS") securitization transactions. Historically this business has focused primarily on CMBS, commercial real estate collateralized loan obligation bonds and single asset single borrower bonds (collectively "CMBS bonds"), collateralized debt obligations ("CDOs") and other securities. The Company also owns real estate that was either acquired by the Company through foreclosure or deed in lieu of foreclosure, or that was purchased for investment, primarily subject to triple net leases.
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
For the nine months ended September 30, 2023, $2.2 million related to straight lining of rents was reclassified from Prepaid expenses and other assets to Straight line rental income in the consolidated statement of cash flows.
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
September 30, 2024
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
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07. ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. ASU 2023-07 is effective on a retrospective basis for annual periods beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. The amendments will require expanded disclosures around significant segment expenses and identification of the Company's chief operating decision maker. The Company will implement the amendments and related disclosure requirements in our consolidated financial statements for the year ended December 31, 2024, and for interim periods thereafter.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

periods beginning after December 15, 2024 and early adoption is permitted. We do not expect the adoption of ASU 2023-09 to have a material impact on our consolidated financial statements.

Note 3 - Commercial Mortgage Loans
Commercial Mortgage Loans, Held for Investment
The following table is a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (dollars in thousands):

	September 30, 2024	December 31, 2023
Senior loans	$5,121,111	$5,017,569
Mezzanine loans	33,005	19,373
Total gross carrying value of loans	5,154,116	5,036,942
General allowance for credit losses	47,912	47,175
Specific allowance for credit losses	28,728	—
Less: Allowance for credit losses	76,640	47,175
Total commercial mortgage loans, held for investment, net	$5,077,476	$4,989,767
For the nine months ended September 30, 2024 and year ended December 31, 2023, the activity in the Company's commercial mortgage loans, held for investment carrying values, was as follows (dollars in thousands):

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Amortized cost, beginning of period	$5,036,942	$5,269,776
Acquisitions and originations	1,432,833	941,513
Principal repayments	(974,705)	(1,076,532)
Dispositions	(25,900)	—
Charge-offs	(4,062)	—
Net fees capitalized into carrying value of loans	(9,233)	(5,242)
Discount accretion/premium amortization	6,966	13,016
Transfer to real estate owned (1)(2)	(307,562)	(103,863)
Cost recovery	(1,163)	(1,726)
Amortized cost, end of period	$5,154,116	$5,036,942
Allowance for credit losses, beginning of period	$(47,175)	$(40,848)
General (provision)/benefit for credit losses	(737)	(20,551)
Specific (provision)/benefit for credit losses	(33,528)	(12,334)
Write offs from specific allowance for credit losses	4,800	26,558
Allowance for credit losses, end of period	$(76,640)	$(47,175)
Total commercial mortgage loans, held for investment, net	$5,077,476	$4,989,767
________________________
(1) In February 2024, the Company, through deed-in-lieu of foreclosure, acquired a multifamily property located in San Antonio, TX, and assumed the senior mortgage note which the Company originated in November 2021. At the time of the deed-in-lieu of foreclosure, the amortized cost of the loan was $42.2 million and contractual interest was satisfied. Subsequently thereafter, the property was sold to a third party. In connection with the sale, the senior mortgage note was assumed by the buyer and immediately modified, resulting in a $5.9 million principal paydown. As a result, the modification was accounted for as a new loan for GAAP purposes and the sale of the real estate owned transaction resulted in a net gain of $6.0 thousand recorded in Gain/(loss) on other real estate investments in the consolidated statement of operations.
(2) For additional details on properties obtained through foreclosure or deed-in-lieu of foreclosure see Note 5 - Real Estate Owned.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

As of September 30, 2024 and December 31, 2023, the Company's total commercial mortgage loan, held for investment portfolio, was comprised of 157 and 144 loans, respectively.
Loan Portfolio by Collateral Type and Geographic Region
The following tables represent the composition by loan collateral type and region of the Company's commercial mortgage loans, held for investment portfolio (dollars in thousands):

	September 30, 2024		December 31, 2023
Loan Collateral Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$3,809,989	73.8%	$3,876,108	76.8%
Hospitality	706,471	13.7%	670,274	13.3%
Industrial	298,089	5.8%	73,724	1.5%
Office	208,559	4.0%	269,924	5.4%
Retail	45,641	0.9%	34,000	0.7%
Other	96,678	1.8%	121,006	2.3%
Total	$5,165,427	100.0%	$5,045,036	100.0%

	September 30, 2024		December 31, 2023
Loan Region	Par Value	Percentage	Par Value	Percentage
Southwest	2,023,068	39.2%	$1,920,491	38.1%
Southeast	1,919,153	37.1%	1,989,175	39.4%
Mideast	277,172	5.4%	455,739	9.0%
Great Lakes	181,747	3.5%	161,059	3.2%
New England	178,022	3.4%	63,274	1.3%
Far West	164,374	3.2%	113,554	2.3%
Rocky Mountain	114,425	2.2%	74,934	1.5%
Various(1)	307,466	6.0%	266,810	5.2%
Total	$5,165,427	100.0%	$5,045,036	100.0%
________________________
(1) Represents loans secured by a portfolio of properties located in various parts of the United States.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Allowance for Credit Losses
The following table presents the quarterly changes in the Company's allowance for credit losses for the nine months ended September 30, 2024 (dollars in thousands):

		General Allowance for Credit Losses
	Specific Allowance for Credit Losses	Funded	Unfunded	Total	Total Allowance for Credit Losses
December 31, 2023	$—	$47,175	$1,133	$48,308	$48,308
Changes:
Provision/(Benefit)	738	1,302	841	2,143	2,881
Write offs	—	—	—	—	—
March 31, 2024	$738	$48,477	$1,974	$50,451	$51,189
Changes:
Provision/(Benefit)	32,288	(229)	119	(110)	32,178
Write offs	(738)	—	—	—	(738)
June 30, 2024	$32,288	$48,248	$2,093	$50,341	$82,629
Changes:
Provision/(Benefit)	502	(336)	(435)	(771)	(269)
Write offs	(4,062)	—	—	—	(4,062)
September 30, 2024	$28,728	$47,912	$1,658	$49,570	$78,298
Specific Allowance for Credit Losses
The Company elected to apply a practical expedient for collateral dependent assets in which the allowance for credit losses is calculated as the difference between the estimated fair value of the underlying collateral, less estimated cost to sell, and the amortized cost basis of the loan. As such, these loans receivable are measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The fair value of the underlying collateral is determined using the market approach, the income approach, or a combination thereof. The significant unobservable input used for the income approach is the exit capitalization rate assumptions, which ranged from 6.25% to 9.50%. The significant unobservable input used for the market approach is the estimated fair value less cost to sell based on a negotiated price from an anticipated buyer.
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
In March 2021, the Company originated a first mortgage loan with a commitment of $48.5 million secured by an office property in Colorado. The loan was identified by management as non-performing and placed on cost recovery status, with an amortized cost of $44.1 million as of September 30, 2024. The Company recorded a specific allowance for credit losses of $27.1 million on this loan for the quarter ended September 30, 2024.
In December 2019, the Company originated a first mortgage loan with a commitment of $33.0 million secured by an office property in Georgia. The loan was identified by management as non-performing and placed on cost recovery status, with an amortized cost of $23.1 million as of September 30, 2024. The Company recorded a specific allowance for credit losses of $1.6 million on this loan for the quarter ended September 30, 2024.
In July 2019, the Company originated a first mortgage loan with a commitment of $20.9 million secured by a hospitality property in Texas. During the third quarter of 2024, the loan was paid off resulting in a loss of $0.4 million. The Company recorded a specific allowance for credit losses of $0.4 million during the third quarter of 2024, and subsequently wrote off this specific allowance for credit losses in the same quarter.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

In June 2022, the Company originated a first mortgage loan with a commitment of $152.8 million secured by a pool of 15 multifamily properties located throughout the United States. The loan was identified by management as non-performing and placed on non-accrual status, with an amortized cost of $111.3 million as of June 30, 2024. The Company recorded a specific allowance for credit losses of $0.9 million on this loan for the quarter ended June 30, 2024. During the third quarter of 2024, the Company, either through deed-in-lieu of foreclosure or foreclosure, took possession of five of these properties, which are recorded in Real estate owned, held for sale in the consolidated balance sheets, resulting in a loss on foreclosure of $3.6 million. The Company recorded a specific allowance for credit losses of $3.6 million during the third quarter of 2024, and subsequently wrote off this specific allowance for credit losses in the same quarter. See Note 5 - Real Estate Owned for additional details.
General Allowance for Credit Losses
The Company recorded a total increase (decrease) in its general allowance for credit losses during the three and nine months ended September 30, 2024 of $(0.8) million and $1.3 million, respectively. The primary driver for the lower reserve balance over the three-month period is due to the Company utilizing a lower forward SOFR rate in the CECL scenario model along with a decrease in the size of the overall portfolio of commercial mortgage loans, held for investment for the same period. The primary driver for the higher reserve balance over the nine-month period is due to the Company utilizing a pessimistic macro-economic outlook since the fourth quarter of 2023 along with an increase in size of the overall portfolio of commercial mortgage loans, held for investment for the same period. Changes in the provision for credit losses for the Company’s financial instruments are recorded in (Provision)/benefit for credit losses in the consolidated statements of operations with a corresponding offset to the financial instrument’s amortized cost recorded in the consolidated balance sheet, or as a component of Accounts payable and accrued expenses for unfunded loan commitments.
Past Due Status
The following table presents a summary of the loans amortized cost basis as of September 30, 2024 (dollars in thousands):

	Current	Less than 90 days past due	90 or more days past due(1)	Total
As of September 30, 2024	$4,866,383	$76,998	$210,735	$5,154,116
________________________
(1) Comprised of five mortgage loans, two of which are collateralized by office properties and the other three of which are collateralized by multifamily properties. Both office properties have been designated as non-performing and placed on cost recovery status, and one multifamily property has been designated as non-performing and placed on non-accrual status.
Non-performing Status
The following table presents the amortized cost basis of our non-performing loans as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
Non-performing loan amortized cost at beginning of year, January 1	$78,185	$117,379
Addition of non-performing loan amortized cost	494,402	118,647
Less: Removal of non-performing loan amortized cost	504,672	157,841
Non-performing loan amortized cost end of period(1)	$67,915	$78,185
________________________
(1) As of September 30, 2024, and December 31, 2023, the Company had three and two loans, respectively, designated as non-performing. As of September 30, 2024, one of the three non-performing loans was placed on non-accrual status and two were placed on cost recovery status. For the loan designated as non-performing and placed on non-accrual status, the Company recognized $0.6 million and $4.7 million of interest proceeds included in Interest income in the consolidated statements of operations for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the two loans designated as non-performing and placed on cost recovery were determined to have a specific allowance for credit losses of $27.1 million and $1.6 million, respectively. As of September 30, 2024, one of the three designated non-performing loans was collateralized by a multifamily property and two were collateralized by office properties.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

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
All commercial mortgage loans, excluding loans classified as Commercial mortgage loans, held for sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2. As of September 30, 2024 and December 31, 2023, the weighted average risk rating of loans was 2.2 and 2.3, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

The following tables present the par value and amortized cost of our commercial mortgage loans, held for investment as of September 30, 2024 and December 31, 2023, by the Company’s internal risk rating and year of origination (dollars in thousands):

September 30, 2024
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Total Par Value	2024	2023	2022	2021	2020	Prior	Total Amortized Cost	% of Portfolio
1	—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2	127	4,083,436	1,228,993	557,519	1,039,011	1,122,621	71,764	53,799	4,073,707	79.1%
3	27	1,012,858	—	88,770	321,826	539,331	46,140	16,427	1,012,494	19.6%
4	1	776	—	—	722	—	—	—	722	—%
5	2	68,357	—	—	—	44,069	—	23,124	67,193	1.3%
Total	157	$5,165,427	$1,228,993	$646,289	$1,361,559	$1,706,021	$117,904	$93,350	$5,154,116	100.0%
					Allowance for credit losses				(76,640)
						Total carrying value, net			$5,077,476

December 31, 2023
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Total Par Value	2023	2022	2021	2020	2019	Prior	Total Amortized Cost	% of Portfolio
1	—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2	111	3,897,680	694,228	1,256,509	1,724,734	105,477	73,743	35,734	3,890,424	77.2%
3	27	875,449	2,379	273,097	468,244	74,729	—	56,362	874,811	17.4%
4	6	271,907	—	141,740	87,126	—	42,840	—	271,707	5.4%
5	—	—	—	—	—	—	—	—	—	—%
Total	144	$5,045,036	$696,607	$1,671,346	$2,280,104	$180,206	$116,583	$92,096	$5,036,942	100.0%
					Allowance for credit losses				(47,175)
						Total carrying value, net			$4,989,767
Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
As of September 30, 2024 and December 31, 2023, the Company did not hold any commercial mortgage loans, held for sale.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 4 - Real Estate Securities
Real Estate Securities Classified As Available For Sale
The following is a summary of the Company's real estate securities, available for sale, measured at fair value, as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	CMBS Bonds
	Number of Bonds	Benchmark Interest Rate	Weighted Average Interest Rate	Weighted Average Contractual Maturity (years)	Par Value	Fair Value
September 30, 2024	10	1 Month SOFR	7.60%	10.9	$210,428	$210,656

December 31, 2023	7	1 Month SOFR	8.12%	12.2	$243,340	$242,569
The Company classified its CMBS bonds as available for sale and reports them at fair value in the consolidated balance sheets with changes in fair value recorded in Accumulated other comprehensive income/(loss) in the consolidated balance sheets.
The following table shows the amortized cost, unrealized gain/(loss) and fair value of the Company's CMBS bonds as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
September 30, 2024	$210,256	$559	$(159)	$210,656

December 31, 2023	$243,272	$74	$(777)	$242,569
As of September 30, 2024, the Company held ten CMBS bonds with an amortized cost basis of $210.3 million and a net unrealized gain of $0.4 million, four of which were held in a gross unrealized loss position of $0.2 million. As of December 31, 2023, the Company held seven CMBS bonds with an amortized cost basis of $243.3 million and a net unrealized loss of $0.7 million, five of which were held in a gross unrealized loss position of $0.8 million. As of September 30, 2024 and December 31, 2023, zero positions had an unrealized loss for a period greater than twelve months. As of September 30, 2024 and December 31, 2023, the fair value of the Company's CMBS bonds that were in an unrealized loss position for less than twelve months was $31.8 million and $184.2 million, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 5 - Real Estate Owned
Real Estate Owned, Held for Investment
The following table summarizes the Company's real estate owned, held for investment assets as of September 30, 2024 and December 31, 2023 (dollars in thousands):

			As of September 30, 2024
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021(1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(6,905)	$83,718
August 2023	Office	Portland, OR	16,479	2,065	—	(52)	18,492
October 2023	Multifamily	Lubbock, TX	1,618	10,076	185	(241)	11,638
Total			$21,533	$96,400	$3,113	$(7,198)	113,848
________________________
See note below.

			As of December 31, 2023
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021(1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(5,179)	$85,444
August 2023	Office	Portland, OR	16,479	2,065	—	(13)	18,531
October 2023	Multifamily	Lubbock, TX	1,618	10,076	185	(24)	11,855
Total			$21,533	$96,400	$3,113	$(5,216)	$115,830
(1) In the third quarter of 2021, the Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, Jeffersonville Member, LLC (the “Jeffersonville JV”) to acquire a triple net lease property in Jeffersonville, GA. Refer to Note 11 - Related Party Transactions and Arrangements for details.
Depreciation expense for the three and nine months ended September 30, 2024 totaled $0.7 million and $2.0 million, respectively. Depreciation expense for the three and nine months ended September 30, 2023 totaled $0.6 million and $2.4 million, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Real Estate Owned, Held for Sale
The following table summarizes the Company's Real estate owned, held for sale assets and liabilities as of September 30, 2024 and December 31, 2023 (dollars in thousands):

		As of September 30, 2024
Property Type	Primary Location(s)	Assets, Net	Liabilities, Net
Retail (1)	Various	$18,674	$1,805
Multifamily (2)	Various	267,843	2,559
Total		$286,517	$4,364

________________________
See notes below.

		As of December 31, 2023
Property Type	Primary Location(s)	Assets, Net	Liabilities, Net
Retail (1)	Various	$103,657	$12,297
(1) In November 2022, the Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, BSPRT Walgreens Portfolio, LLC (the "Walgreens JV") to assume a group of 24 retail properties with various locations throughout the United States (the "Walgreens Portfolio"). Refer to Note 11 - Related Party Transactions and Arrangements. During the second quarter of 2024, the Company recorded a loss of $5.7 million related to the portfolio consisting of a $5.0 million write-down of assets and a $0.7 million loss on the sale of two of the properties. During the third quarter of 2024, the Company recorded a loss of $4.6 million related to the portfolio consisting of a $4.5 million write-down and a $0.1 million loss on the sale of 16 of the properties. As of September 30, 2024, the Company's real estate owned held for sale assets include the remaining five retail properties in the Walgreens Portfolio. The respective write-downs and losses on sale are recorded within Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations.
(2) During the second and third quarter of 2024, the Company obtained, through foreclosure or deed-in-lieu of foreclosure, four multifamily and six multifamily properties, respectively, located in various locations throughout the United States. The Company recognized a net (loss)/gain on foreclosure of $(0.5) million and $2.4 million, respectively, included in Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations. As of September 30, 2024, the Company's real estate owned held for sale assets includes ten multifamily properties that previously collateralized five commercial mortgage loans.
As of September 30, 2024, the Company has designated certain properties included within the real estate owned business segment as held for sale in accordance with ASC 360. The properties are currently being marketed and sales are probable to occur within one year.
Note 6 - Leases
Intangible Lease Assets, Held for Investment
The following table summarizes the Company's identified intangible lease assets (primarily in-place leases) recognized in the consolidated balance sheets as of September 30, 2024 and December 31, 2023 (dollars in thousands):

Identified intangible assets:	September 30, 2024	December 31, 2023
Gross amount	$49,285	$49,285
Less: Accumulated amortization	(8,731)	(6,492)
Total, net	$40,554	$42,793
Rental Income
Rental income for the three and nine months ended September 30, 2024 totaled $4.4 million and $13.2 million, respectively. Rental income for the three and nine months ended September 30, 2023 totaled $4.7 million and $14.0 million, respectively. Rental income is included in Revenue from real estate owned in the consolidated statements of operations.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

The following table summarizes the Company's schedule of future minimum rents on its real estate owned, held for investment properties, with a remaining lease term of approximately 14.1 years, to be received under the leases (dollars in thousands):

Future Minimum Rents	September 30, 2024
2024 (October - December)	$2,335
2025	8,769
2026	8,539
2027	8,710
2028	8,884
2029 and beyond	97,388
Total future minimum rent	$134,625
Amortization Expense
Intangible lease assets are amortized using the straight-line method over the remaining term of the lease. The weighted average life of the intangible assets as of September 30, 2024 is approximately 14.1 years. Amortization expense for the three and nine months ended September 30, 2024 is $0.7 million and $2.2 million, respectively. Amortization expense for the three and nine months ended September 30, 2023 totaled $0.9 million and $3.1 million, respectively.
The following table summarizes the Company's expected other identified intangible assets, net amortization over the next five years, exclusive of intangible assets that are held for sale, assuming no further acquisitions or dispositions (dollars in thousands):

Amortization Expense - Other identified intangible assets	September 30, 2024
2024 (October - December)	$720
2025	2,880
2026	2,880
2027	2,880
2028	2,880

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 7 - Debt
Below is a summary of the Company's Repurchase facilities and revolving credit facilities - commercial mortgage loans ("Repo and Revolving Credit Facilities"), Mortgage note payable, Other financing and Unsecured debt as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024
	Capacity	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
Repo and revolving credit facilities - commercial mortgage loans(2):
JPM Repo Facility(3)	$500,000	$29,605	$10,753	8.02%	07/2026
Atlas Repo Facility(4)	350,000	87,617	4,157	7.76%	01/2026
WF Repo Facility(3)	400,000	—	6,088	N/A	10/2025
Barclays Revolver Facility(8)	100,000	—	753	N/A	09/2026
Barclays Repo Facility(3)	500,000	66,539	12,239	6.96%	03/2025
Churchill Repo Facility	225,000	—	104	N/A	N/A
Total/Weighted average	$2,075,000	$183,761	$34,094	7.51%
Mortgage note payable:
Debt related to our REO(5)	N/A	$23,998	$1,538	8.22%	10/2025
Other financings:
Other financings(6)	N/A	$12,865	$873	6.00%	Various(6)
Unsecured debt(7):
Junior Note I	N/A	$17,075	$1,238	9.02%	10/2035
Junior Note II	N/A	39,579	2,734	8.51%	12/2035
Junior Note III	N/A	24,716	1,709	8.51%	09/2036
Total/Weighted average	N/A	$81,370	$5,681	8.62%
________________________
See notes below.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

	December 31, 2023
	Capacity	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
Repo and revolving credit facilities - commercial mortgage loans(2):
JPM Repo Facility(3)	$500,000	$108,574	$22,401	7.90%	07/2026
Atlas Repo Facility(4)	600,000	52,864	6,603	7.68%	03/2024
WF Repo Facility(3)	400,000	71,730	9,580	7.85%	10/2025
Barclays Revolver Facility	250,000	—	940	N/A	09/2024
Barclays Repo Facility(3)	500,000	66,539	11,616	7.22%	03/2025
Churchill Repo Facility	225,000	—	30	N/A	N/A
Total/Weighted average	$2,475,000	$299,707	$51,170	7.70%
Mortgage note payable:
Debt related to our REO(5)	N/A	$23,998	$1,982	8.48%	10/2024
Other financings:
Other financings(6)	N/A	$36,534	$5,330	7.36%	Various(6)
Unsecured debt(7):
Junior Note I	N/A	$17,047	$1,940	9.15%	10/2035
Junior Note II	N/A	39,550	3,519	8.95%	12/2035
Junior Note III	N/A	24,698	2,199	8.95%	09/2036
Total/Weighted average	N/A	$81,295	$7,658	8.99%
________________________
(1) Represents year to date expense and includes amortization of deferred financing costs.
(2) The Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 60% to 75% of the principal amount of the mortgage loan being pledged. These loans are all floating rate at the Secured Overnight Financing Rate ("SOFR") plus an applicable spread. Additionally, the Repo and Revolving Credit Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of September 30, 2024 and December 31, 2023, the Company is in compliance with all debt covenants.
(3) There are two one-year extension options.
(4) On January 4, 2024, the Company extended the maturity date to January 5, 2026 with a one-year extension option. Additionally, the committed financing was decreased from $600 million to $350 million.
(5) Relates to a mortgage note payable in Jeffersonville JV, a consolidated joint venture. The loan has a principal amount of $112.7 million of which $88.7 million of the loan is owned by the Company and was eliminated in our consolidated financial statements (see Note 5 - Real Estate Owned). On October 1, 2024, the Company extended the maturity date to October 25, 2025, with a one-year extension option remaining.
(6) Comprised of two note-on-note financings via participation agreements. From inception of the loan, the Company's outstanding loans could increase as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The weighted average contractual maturity date of these loans is July 2028.
(7) The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option. Interest paid on unsecured debt totaled $1.9 million and $5.7 million for the three and nine months ended September 30, 2024, respectively.
(8) On September 19, 2024, the Company extended the maturity date to September 19, 2026 with a one-year extension option. Additionally, the committed financing was decreased from $250 million to $100 million.

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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Below is a summary of the Company's MRAs which were included in Repurchase agreements - real estate securities in the Company's consolidated balance sheets as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged(1)	Weighted Average Interest Rate	Weighted Average Days to Maturity
JP Morgan Securities LLC	$127,283	$5,444	$157,378	6.05%	16
Wells Fargo Securities, LLC	8,999	417	10,032	5.61%	28
Barclays Capital Inc.	78,040	3,435	87,622	5.59%	29
Lucid Prime Fund	26,944	828	30,848	5.85%	17
Total/Weighted Average	$241,266	$10,124	$285,880	5.87%	20
________________________
See note below

	December 31, 2023
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged(1)	Weighted Average Interest Rate	Weighted Average Days to Maturity
JP Morgan Securities LLC	$113,111	$6,717	$127,602	6.29%	15
Wells Fargo Securities, LLC	8,994	235	9,975	6.14%	5
Barclays Capital Inc.	51,950	3,371	58,250	6.19%	5
Total/Weighted Average	$174,055	$10,323	$195,827	6.25%	11
________________________
(1) Includes $75.2 million and $27.9 million of CMBS bonds, held by the Company, which is eliminated through consolidation of the related CLO's on the Company's consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.
Collateralized Loan Obligation
The following table represents the terms of the notes issued by 2021-FL6 Issuer, 2021-FL7 Issuer, 2022-FL8 Issuer, 2022-FL9 Issuer, 2023-FL10 Issuer and 2024-FL11 Issuer (collectively the "CLOs"), as of September 30, 2024 and December 31, 2023:

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

	September 30, 2024
CLO Facility	Number of Loans in pool(1)	Benchmark Interest Rate	Weighted Average Spread	Par Value	Par Value Outstanding(2)	Principal Balance of Collateralized Mortgage Assets	Maturity Dates
2021-FL6 Issuer	42	Term SOFR	1.56%	$584,500	$401,842	$498,796	3/15/2036
2021-FL7 Issuer	36	Term SOFR	1.69%	722,250	610,510	787,313	12/21/2038
2022-FL8 Issuer	42	AVG SOFR	1.74%	960,000	895,108	1,127,016	2/15/2037
2022-FL9 Issuer	47	Term SOFR	2.84%	670,637	618,086	724,014	5/15/2039
2023-FL10 Issuer(3)	34	Term SOFR	2.59%	717,243	717,243	892,269	9/15/2035
2024-FL11 Issuer	18	Term SOFR	1.99%	886,176	886,176	891,149	7/15/2039
				$4,540,806	$4,128,965	$4,920,557

	December 31, 2023
CLO Facility	Number of Loans in pool(1)	Benchmark interest rate	Weighted Average Spread	Par Value	Par Value Outstanding(2)	Principal Balance of Collateralized Mortgage Assets	Maturity Dates
2021-FL6 Issuer	54	Term SOFR	1.43%	$584,500	$558,040	$673,289	3/15/2036
2021-FL7 Issuer	40	Term SOFR	1.64%	722,250	720,000	864,079	12/21/2038
2022-FL8 Issuer	46	AVG SOFR	1.72%	960,000	960,000	1,184,931	2/15/2037
2022-FL9 Issuer	51	Term SOFR	2.80%	670,637	670,639	800,638	5/15/2039
2023-FL10 Issuer	27	Term SOFR	2.57%	717,243	689,294	895,525	9/15/2035
				$3,654,630	$3,597,973	$4,418,462
________________________
(1) Loan assets may be pledged towards one or multiple CLO pool.
(2) Excludes $532.4 million and $495.0 million, respectively, of CLO notes, held by the Company, which are eliminated in Collateralized loan obligations in the consolidated balance sheet as of September 30, 2024 and December 31, 2023.
(3) During the first quarter of 2024, the Company sold the BSPRT FL10 AS retained tranche with a principal balance of $27.9 million.

On September 26, 2024, BSPRT 2024-FL11 Issuer, LLC, a wholly-owned indirect subsidiary of the Company, entered into an indenture with the OP, as advancing agent, U.S. Bank Trust Company, National Association, as trustee and note administrator, and U.S. Bank National Association, as custodian and in other capacities, which governs the issuance of approximately $1.0 billion principal balance secured floating rate notes, of which $886.2 million were purchased by third party investors and $138.3 million were purchased by a wholly-owned subsidiary of the OP. In addition, concurrently with the issuance of the notes, BSPRT 2024-FL11 Issuer, LLC also issued 72,995 preferred shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share, which were not offered as part of closing the indenture. For U.S. federal income tax purposes, BSPRT 2024-FL11 Issuer, LLC is a disregarded entity.
The below table reflects the total assets and liabilities of the Company's outstanding CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of September 30, 2024 and December 31, 2023 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE. The VIE's are non-recourse to the Company.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

	September 30, 2024	December 31, 2023
Assets (dollars in thousands)
Cash(1)	$197,079	$55,914
Commercial mortgage loans, held for investment, net(2)	4,648,277	4,379,760
Accrued interest receivable	22,075	23,927
Total Assets	$4,867,431	$4,459,601

Liabilities (dollars in thousands)
Notes payable, net(3)(4)	$4,661,323	$4,092,971
Accrued interest payable	12,949	15,171
Total Liabilities	$4,674,272	$4,108,142
________________________
(1) Includes $196.1 million and $55.1 million of cash held by the servicer related to CLO loan payoffs as of September 30, 2024 and December 31, 2023, respectively.
(2) The balance is presented net of allowance for credit losses of $31.5 million and $32.6 million as of September 30, 2024 and December 31, 2023, respectively.
(3) Includes $532.4 million and $495.0 million of CLO notes, held by the Company, which are eliminated in Collateralized loan obligations of the consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.
(4) The balance is presented net of deferred financing cost and discount of $31.3 million and $30.8 million as of September 30, 2024 and December 31, 2023, respectively. The deferred financing costs are amortized over the expected lifetime of each CLO.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 8 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income/(loss) is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income/(loss)	$30,173	$30,995	$62,235	$114,478
Net (income)/loss from non-controlling interest	1,441	772	3,124	722
Less: Preferred stock dividends	6,749	6,748	20,245	20,245
Net income/(loss) applicable to common stock	$24,865	$25,019	$45,114	$94,955
Less: Participating securities' share in earnings	453	287	1,350	1,300
Net income/(loss) applicable to common stockholders (for basic & diluted earnings per share)	$24,412	$24,732	$43,764	$93,655

Denominator
Weighted-average common shares outstanding for basic earnings per share	81,788,091	82,210,624	81,865,672	82,410,725
Weighted-average common shares outstanding for diluted earnings per share(1)	81,788,091	82,210,624	81,865,672	82,410,725

Basic earnings per share	$0.30	$0.30	$0.53	$1.14
Diluted earnings per share	$0.30	$0.30	$0.53	$1.14
________________________
(1) Weighted average dilutive shares excluded restricted shares and stock units as of the three months ended September 30, 2024 and 2023 of 276,267 and 809,257 respectively, as the effect was anti-dilutive. Weighted average dilutive shares excluded restricted shares and stock units as of the nine months ended September 30, 2024 and 2023 of 194,571 and 772,945 respectively, as the effect was anti-dilutive. Additionally, the effect of dilutive shares excluded 5,370,498 weighted average common share equivalents of convertible preferred stock for the three and nine months ended September 30, 2024 and 2023, respectively, as the effect was anti-dilutive.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 9 - Redeemable Convertible Preferred Stock and Equity Transactions
The following table presents the summary of the Company's outstanding shares of redeemable convertible preferred stock, perpetual preferred stock, and common stock as of September 30, 2024 and December 31, 2023 (in thousands, except share and per share amounts):

	Balance as of		Shares Outstanding as of		Third Quarter 2024 Dividend Per Share(1)
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Redeemable Convertible Preferred Stock:
Series H Preferred Stock(2)	$89,748	$89,748	17,950	17,950	$106.216
Perpetual Preferred Stock:
Series E Preferred Stock	$258,742	$258,742	10,329,039	10,329,039	$0.46875
Common Stock:
Common Stock - at par value(3)(4)	$818	$820	83,066,789	82,751,913	$0.355
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
(4) During the three and nine months ended September 30, 2024, the Company repurchased zero and 391,863 shares, respectively, of common stock at an average price of $12.42 per share, for a total of $4.9 million. All of these shares were retired upon settlement. See discussion in the "Stock Repurchases" section below.
During the nine months ended September 30, 2024 and 2023, the Company paid an aggregate of $88.4 million and $87.7 million, respectively, of common stock distributions comprised of quarterly common dividends of $0.355 per share.
Stock Repurchases
The Company’s board of directors has authorized a $65 million share repurchase program of the Company’s common stock. The Company’s share repurchase program authorizes share repurchases at prices below the most recently reported book value per share as determined in accordance with GAAP. Repurchases made under the program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any purchases by the Company will be determined by the Company in its reasonable business judgment and consistent with the exercise of its legal duties and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company share repurchase program will remain open until it expires or until the capital committed to the applicable repurchase program has been exhausted, whichever is sooner. Repurchases under the Company’s share repurchase program may be suspended from time to time at the Company’s discretion without prior notice. As of September 30, 2024, the Company had $31.1 million remaining under the share repurchase program. In October 2024, the Company's board of directors extended the term of the share repurchase program to December 31, 2025.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

The following table is a summary of the Company’s repurchase activity of its common stock during the nine months ended September 30, 2024 (in thousands, except share amounts):

	For the Nine Months Ended September 30, 2024
	Shares	Amount(1)(2)
Beginning of period, authorized repurchase amount		$35,917
Repurchases	391,863	(4,867)
Remaining as of September 30, 2024		$31,050
________________________
(1) For the nine months ended September 30, 2024, the average purchase price was $12.42 per share.
(2)Amount includes commissions paid associated with share repurchases.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company has adopted a dividend reinvestment and direct stock purchase plan ("DRIP") under which we registered and reserved for issuance, in the aggregate, up to 63,000,000 shares of common stock. Under the dividend reinvestment component of this plan, the Company's common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of common stock (which shares, at the Company's option, are either issued directly from the Company or purchased by the administrator on the open market). The direct stock purchase component allows stockholders, subject to the Company's approval, to purchase shares of common stock directly from us. During the three months ended September 30, 2024 and 2023, no shares were issued, and 40,165 shares and 49,178 shares, respectively, of common stock were purchased by the administrator on the open market under the dividend reinvestment component of the DRIP. During the nine months ended September 30, 2024 and 2023, no shares were issued, and 125,350 shares and 169,354 shares, respectively, of common stock were purchased by the administrator on the open market under the dividend reinvestment component of the DRIP.
Accumulated Other Comprehensive Income/(Loss)
The following table sets forth the changes in accumulated other comprehensive income/(loss) related to the Company's real estate securities, available for sale, measured at fair value for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	For the Three Months Ended
	September 30, 2024	September 30, 2023
Balance, Beginning of Period	$575	$(1,299)
Other comprehensive income/(loss)	(175)	448
Reclassification adjustment for amounts included in net income/(loss)	—	(248)
Balance, End of Period	$400	$(1,099)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Balance, Beginning of Period	$(703)	$390
Other comprehensive income/(loss)	797	(564)
Reclassification adjustment for amounts included in net income/(loss)	306	(925)
Balance, End of Period	$400	$(1,099)

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 10 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of September 30, 2024, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	September 30, 2024
2024	$32,886
2025	86,042
2026	189,466
2027	120,538
Total	$428,932
The borrowers are generally required to meet or maintain certain metrics in order to qualify for the unfunded commitment amounts.
Litigation and Regulatory Proceedings
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three and nine months ended September 30, 2024 and 2023 and the associated payable as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2024	2023	2024	2023	September 30, 2024	December 31, 2023
Acquisition expenses(1)	$255	$316	$688	$977	$—	$—
Administrative services expenses	3,801	3,566	7,365	10,993	3,801	3,447
Asset management and subordinated performance fee	4,906	7,908	19,023	24,893	10,826	15,014
Other related party expenses(2)(3)	313	235	1,005	785	1,004	855
Total related party fees and reimbursements	$9,275	$12,025	$28,080	$37,648	$15,630	$19,316
________________________
(1) Total acquisition expenses paid during the three months ended September 30, 2024 and 2023 were $1.8 million and $1.8 million, respectively, of which $1.5 million and $1.5 million were capitalized within the Commercial mortgage loans, held for investment and Real estate securities, available for sale, measured at fair value lines of the consolidated balance sheets. Total acquisition expenses paid during the nine months ended September 30, 2024 and 2023 were $7.2 million and $4.1 million, respectively, of which $6.5 million and $3.1 million were capitalized within the Commercial mortgage loans, held for investment and Real estate securities, available for sale, measured at fair value lines of the consolidated balance sheets.
(2) These are related to reimbursable costs incurred related to the increase in loan origination activities and are included in Other expenses in the Company's consolidated statements of operations.
(3) As of September 30, 2024 and December 31, 2023, the related party payables include $0.9 million and $0.7 million, respectively, of payments made by the Advisor to third party vendors on behalf of the Company.
The payables as of September 30, 2024 and December 31, 2023, in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
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
As of September 30, 2024 and December 31, 2023, our commercial mortgage loans, held for investment, includes an aggregate of $71.8 million and $124.1 million, respectively, carrying value of loans to affiliates of our Advisor. For the three and nine months ended September 30, 2024, the Company recognized $1.6 million and $6.4 million, respectively, of interest income from these loans in the Company's consolidated statement of operations. For the three and nine months ended September 30, 2023, the Company recognized $2.8 million and $7.4 million, respectively, of interest income from these loans in the Company's consolidated statement of operations.
In the second quarter of 2022, the Company fully funded a $149.7 million first mortgage consisting of the Walgreens Portfolio: 24 retail properties with various locations throughout the United States. The Company entered into a joint venture agreement and formed the Walgreens JV to acquire 75.618% ownership interest in the Walgreens Portfolio, while the affiliated fund has 24.242% interest.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
Financial Instruments Measured at Fair Value on a Recurring Basis
CMBS bonds, recorded in Real estate securities, available for sale, measured at fair value on the consolidated balance sheets are valued utilizing both observable and unobservable market inputs. These factors include projected future cash flows, ratings, subordination levels, vintage, remaining lives, credit issues, and recent trades of similar real estate securities. Depending upon the significance of the fair value inputs used in determining these fair values, these real estate securities are classified in either Level II or Level III of the fair value hierarchy. The Company obtains third party pricing for determining the fair value of each CMBS investment, resulting in a Level II classification.
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
September 30, 2024
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no material transfers between levels within the fair value hierarchy for the period ended September 30, 2024 and December 31, 2023.
The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of September 30, 2024 and December 31, 2023 (dollars in thousands). The Company did not have any liabilities carried at fair value as of December 31, 2023.

	September 30, 2024
	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$210,656	$—	$210,656	$—
Total assets, at fair value	$210,656	$—	$210,656	$—

Liabilities, at fair value
Treasury note futures	$4	$4	$—	$—
Total liabilities, at fair value	$4	$4	$—	$—

	December 31, 2023
	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$242,569	$—	$242,569	$—
Total assets, at fair value	$242,569	$—	$242,569	$—
Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. The Company did not hold any applicable positions as of September 30, 2024 and December 31, 2023.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

September 30, 2024
Commercial mortgage loans, held for sale, measured at fair value
Beginning balance, January 1, 2024	$—
Transfers into Level III(1)	—
Originations	271,175
Sales/paydowns	(284,300)
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loans, held for sale	13,125
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	—
Transfers out of Level III(1)	—
Ending Balance, September 30, 2024	$—
________________________
(1) There were no transfers in or out of Level III as of September 30, 2024.

	December 31, 2023
	Real estate securities, trading, measured at fair value	Commercial mortgage loans, held for sale, measured at fair value
Beginning balance, January 1, 2023	$235,728	$15,559
Transfers into Level III(1)	—	—
Originations	—	102,500
Sales/paydowns	(235,123)	(121,976)
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loans, held for sale	—	3,873
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	—	44
Trading gain/(loss)	(605)	—
Transfers out of Level III(1)	—	—
Ending Balance, December 31, 2023	$—	$—
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
During the quarters ended June 30, 2024 and September 30, 2024, the Walgreens Portfolio was written down to estimated fair value less cost to sell for impairment purposes based on the market approach and the income approach, respectively. In addition, the Company determined the fair value of its ten multifamily properties, obtained through foreclosure or deed-in-lieu

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

of foreclosure, based on a combination of the market approach and the income approach.
The significant unobservable input used for the income approach is the exit capitalization rate assumptions, which ranged from 5.00% - 7.88%. The significant unobservable input used for the market approach is the estimated fair value less cost to sell based on a negotiated price from an anticipated buyer.
As of September 30, 2024, the Company's Real estate owned, held for sale assets and liabilities, had a fair value of $282.6 million, net, that represented the remaining five retail properties in the Walgreens Portfolio and ten multifamily properties. As of December 31, 2023 the Company's real estate owned, held for sale assets and liabilities, had a fair value of $91.4 million, net, representing the remaining 23 retail properties in the Walgreens Portfolio and four multifamily properties.
Financial Instruments Not Measured at Fair Value
The fair values of the Company's commercial mortgage loans, held for investment and collateralized loan obligations, which are not reported at fair value on the consolidated balance sheets are reported below as of September 30, 2024 and December 31, 2023 (dollars in thousands):

		September 30, 2024			December 31, 2023
		Level	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value
Commercial mortgage loans, held for investment(1)	Asset	III	$5,154,116	$5,111,165	III	$5,036,942	$5,010,580
Collateralized loan obligations(2)	Liability	II	4,097,668	4,104,846	II	3,567,166	3,521,274
Mortgage note payable	Liability	III	23,998	23,998	III	23,998	23,998
Other financings	Liability	III	12,865	12,865	III	36,534	36,534
Unsecured debt	Liability	III	81,370	69,700	III	81,295	64,900
________________________
(1) The carrying value is gross of $76.6 million and $47.2 million of allowance for credit losses as of September 30, 2024 and December 31, 2023, respectively.
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
Repurchase agreements - commercial mortgage loans of $183.8 million and $299.7 million as of September 30, 2024 and December 31, 2023, respectively, and repurchase agreements - real estate securities of $241.3 million and $174.1 million as of September 30, 2024 and December 31, 2023, respectively, are not carried at fair value and do not include accrued interest expense, which are presented in Note 7 – Debt. For these instruments, carrying value generally approximates fair value and are classified as Level III.
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
The Company did not have any derivatives outstanding as of September 30, 2024.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

The following tables indicate the net realized and unrealized gains and losses on derivatives, by primary underlying risk exposure, as included in the consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
Contract type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Realized Gain/(Loss)
Credit default swaps	$(4)	$14	$33	$(46)
Interest rate swaps	—	—	(251)	113
Treasury note futures	326	(1,567)	35	—
Options	—	(20)	—	—
Total	$322	$(1,573)	$(183)	$67

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
Contract type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Realized Gain/(Loss)
Credit default swaps	$—	$(112)	$36	$(32)
Interest rate swaps	—	—	(90)	672
Treasury note futures	1	(1,059)	(56)	44
Options	—	(90)	—	—
Total	$1	$(1,261)	$(110)	$684
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
Note 14 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. As of September 30, 2024 and December 31, 2023, there were no assets which were presented gross within the scope of ASC 210-20, Balance Sheet - Offsetting. The table below provides a gross presentation, the effects of offsetting, and a net presentation of the Company's repurchase agreements as of September 30, 2024 and December 31, 2023 (dollars in thousands):

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral(1)	Net Amount
September 30, 2024
Repurchase agreements - commercial mortgage loans	$183,761	$—	$183,761	$183,761	$—	$—
Repurchase agreements - real estate securities	241,266	—	241,266	241,266	—	—
December 31, 2023
Repurchase agreements - commercial mortgage loans	$299,707	$—	$299,707	$299,707	$—	$—
Repurchase agreements - real estate securities	174,055	—	174,055	174,055	—	—
________________________
(1) Included in Restricted cash in the Company's consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 15 - Segment Reporting
The Company conducts its business through the following segments:
•The real estate debt business focuses on originating, acquiring and asset managing commercial real estate debt investments, including first mortgages, subordinate mortgages, mezzanine loans and participations in such loans.
•The real estate securities business focuses on investing in and asset managing real estate securities. Historically this business has focused primarily on CMBS, CMBS bonds, CDO notes, and other securities.
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
Profit or loss on segment operations is measured by net income/(loss) included in the consolidated statements of operations. The following table represents the Company's operations by segment for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

Three Months Ended September 30, 2024	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$134,142	$127,550	$4,432	$1,761	$399
Revenue from real estate owned	5,412	—	—	—	5,412
Interest expense	89,884	85,287	3,901	182	514
Net income/(loss)	30,173	29,950	397	2,591	(2,765)
Total assets as of September 30, 2024	6,334,976	5,591,695	214,555	77,464	451,262
Three Months Ended September 30, 2023
Interest income	$137,042	$131,093	$4,908	$109	$932
Revenue from real estate owned	3,317	—	—	—	3,317
Interest expense	77,973	74,002	3,151	307	513
Net income/(loss)	30,995	35,450	(1,568)	82	(2,969)
Total assets as of December 31, 2023	5,955,180	5,372,371	245,949	66,503	270,357

Nine Months Ended September 30, 2024	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$398,253	$379,321	$13,390	$4,862	$680
Revenue from real estate owned	14,196	—	—	—	14,196
Interest expense	257,942	245,755	10,110	539	1,538
Net income/(loss)	62,235	60,303	2,460	6,764	(7,292)
Total assets as of September 30, 2024	6,334,976	5,591,695	214,555	77,464	451,262
Nine Months Ended September 30, 2023
Interest income	$420,470	$404,300	$12,488	$1,179	$2,503
Revenue from real estate owned	13,067	—	—	—	13,067
Interest expense	224,347	211,923	10,139	824	1,461
Net income/(loss)	114,478	125,723	1,158	(10,610)	(1,793)
Total assets as of December 31, 2023	5,955,180	5,372,371	245,949	66,503	270,357
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
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans which the Company intends to sell through its TRS into commercial mortgage-backed securities ("CMBS") securitization transactions. Historically this business has focused primarily on CMBS, commercial real estate collateralized loan obligation bonds and single asset single borrower bonds (collectively "CMBS bonds"), collateralized debt obligations ("CDOs") and other securities. The Company also owns real estate that was either acquired by the Company through foreclosure or deed in lieu of foreclosure, or that was purchased for investment, primarily subject to triple net leases.
Book Value Per Share
The following table calculates our book value per share as of September 30, 2024 and December 31, 2023 (in thousands, except share and per share amounts):

	September 30, 2024	December 31, 2023
Stockholders' equity applicable to common stock	$1,257,707	$1,300,372
Shares:
Common stock	81,788,091	81,942,656
Restricted stock and restricted stock units	1,278,698	809,257
Total outstanding shares	83,066,789	82,751,913
Book value per share	$15.14	$15.71
The following table calculates our fully-converted book value per share as of September 30, 2024 and December 31, 2023 (in thousands, except share and per share amounts):

	September 30, 2024	December 31, 2023
Stockholders' equity applicable to convertible common stock	$1,347,455	$1,390,120
Shares:
Common stock	81,788,091	81,942,656
Restricted stock and restricted stock units	1,278,698	809,257
Series H convertible preferred stock	5,370,498	5,370,498
Total outstanding shares	88,437,287	88,122,411
Fully-converted book value per share(1)	$15.24	$15.77
________________________
(1) Fully-converted book value per share reflects full conversion of our outstanding series of convertible preferred stock and full vesting of our outstanding equity compensation awards.

Book value per share as of September 30, 2024 and December 31, 2023, excluding the impact for accumulated depreciation and amortization of real property of $12.6 million and $9.4 million, respectively, was $15.38 and $15.88.
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
During the nine months ended September 30, 2024, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Portfolio
As of September 30, 2024 and December 31, 2023, our portfolio consisted of 157 and 144 commercial mortgage loans, held for investment, respectively. The commercial mortgage loans, held for investment, net of allowance for credit losses, as of September 30, 2024 and December 31, 2023 had a total carrying value of $5,077.5 million and $4,989.8 million, respectively. As of September 30, 2024 and December 31, 2023 the Company did not hold any commercial mortgage loans, held for sale. As of September 30, 2024 and December 31, 2023, we had $210.7 million and $242.6 million, respectively, of real estate securities, available for sale, measured at fair value. As of September 30, 2024 and December 31, 2023, our real estate owned, held for investment portfolio was composed of three investments with carrying values of $113.8 million and $115.8 million, respectively. As of September 30, 2024 and December 31, 2023, we had 11 positions and one position classified as real estate owned, held for sale with combined carrying values of $284.4 million and $103.7 million, respectively.
As of September 30, 2024, we had three loans (one secured by a multifamily property and two secured by office properties) designated as non-performing status with a total amortized cost of $67.9 million. As of September 30, 2024, two loans designated as non-performing and put on cost recovery status were determined to have a combined $28.7 million specific allowance for credit losses. During the first quarter of 2024, one multifamily loan which was designated as non-performing as of December 31, 2023, was assumed by the Company through a deed-in-lieu of foreclosure, and subsequently sold (see "Note 3 - Commercial Mortgage Loans").
As of September 30, 2024 and December 31, 2023 our commercial mortgage loans, held for investment, excluding commercial mortgage loans on non-performing status, had a weighted average coupon of 8.5% and 9.2%, respectively, and a weighted average remaining contractual maturity life of 1.0 year and 0.9 years, respectively.

The following charts summarize our commercial mortgage loans, held for investment, by coupon rate type, collateral type geographical region and state as of September 30, 2024 and December 31, 2023:

Rate Type - September 30, 2024
4.8%
95.2%
Fixed
Floating

Rate Type - December 31, 2023
2.0%
98.0%
Fixed
Floating

Collateral Type - September 30, 2024
5.8%
0.9%
1.8%
13.7%
4.0%
73.8%
Multifamily
Office
Hospitality
Industrial
Retail
Other

Collateral Type - December 31, 2023
13.3%
1.5%
0.7%
2.3%
5.4%
76.8%
Multifamily
Office
Hospitality
Industrial
Retail
Other

An investments region classification is defined according to the below map based on the location of investments secured property.

Region - September 30, 2024
37.1%
39.2%
5.4%
3.2%
3.5%
2.2%
3.4%
6.0%
Southeast
Southwest
Mideast
Far West
Great Lakes
Rocky Mountain
New England
Various

Region - December 31, 2023
1.3%
5.2%
1.5%
3.2%
2.3%
9.0%
38.1%
39.4%
Southwest
Southeast
Mideast
Far West
Great Lakes
Rocky Mountain
New England
Various

State - September 30, 2024
3.8%
21.2%
4.7%
6.0%
1.4%
5.2%
11.5%
10.8%
35.4%
Texas
North Carolina
Florida
Georgia
New York
Various
South Carolina
Arizona
All Other

State - December 31, 2023
4.6%
4.7%
5.3%
3.2%
5.7%
10.9%
13.0%
33.4%
19.2%
Texas
Florida
New York
South Carolina
All Other
North Carolina
Georgia
Various
Arizona

The following charts show the par value by contractual maturity year for the commercial mortgage loans, held for investment (excluding commercial mortgage loans in principal default) in our portfolio as of September 30, 2024 and December 31, 2023:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of September 30, 2024 (dollars in thousands):

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date(2)	Fully Extended Maturity(3)	Interest Rate(4)(5)	Effective Yield(6)	Loan to Value(7)
Senior Debt 1	2	Hospitality	Louisiana	$21,557	$21,557	6/28/2018	9/9/2025	1M SOFR Term + 4.25%	9.10%	68.8%
Senior Debt 2	2	Hospitality	Michigan	12,837	12,837	9/17/2019	10/9/2025	1M SOFR Term + 4.41%	9.25%	56.4%
Senior Debt 3	2	Hospitality	New York	4,805	4,805	7/9/2019	7/9/2025	1M SOFR Term + 5.25%	10.10%	47.7%
Senior Debt 4	2	Office	Arizona	14,600	14,600	11/22/2019	12/9/2024	1M SOFR Term + 4.00%	8.85%	70.9%
Senior Debt 5	5	Office	Georgia	23,444	23,124	12/17/2019	1/9/2026	1M SOFR Term + 2.25%	7.10%	64.9%
Senior Debt 6	2	Manufactured Housing	Arkansas	1,278	1,278	4/22/2020	5/9/2025	5.50%	5.50%	62.8%
Senior Debt 7	3	Office	Texas	16,803	16,803	10/6/2020	10/9/2025	Adj. 1M SOFR Term + 4.50%	9.46%	47.9%
Senior Debt 8	2	Office	Massachusetts	61,522	61,448	10/8/2020	10/9/2025	5.15%	5.15%	52.5%
Senior Debt 9	3	Office	Michigan	29,336	29,336	10/14/2020	7/9/2025	1M SOFR Term + 2.81%	8.13%	66.0%
Senior Debt 10	2	Office	Texas	9,038	9,038	11/6/2020	11/9/2025	Adj. 1M SOFR Term + 5.00%	9.96%	67.8%
Senior Debt 11	2	Multifamily	Texas	11,454	11,454	1/22/2021	2/9/2026	Adj. 1M SOFR Term + 4.55%	9.51%	73.0%
Senior Debt 12	5	Office	Colorado	44,913	44,069	3/8/2024	3/9/2026	5.50%	5.50%	53.9%
Senior Debt 13	2	Multifamily	Texas	34,190	34,190	3/5/2021	3/9/2025	1M SOFR Term + 4.10%	8.95%	78.2%
Senior Debt 14	2	Multifamily	Texas	54,650	54,650	3/16/2021	5/9/2025	1M SOFR Term + 4.00%	8.85%	71.6%
Senior Debt 15	2	Multifamily	Texas	14,436	14,436	3/15/2021	10/9/2024	Adj. 1M SOFR Term + 3.39%	8.35%	70.6%
Senior Debt 16	3	Multifamily	Texas	19,519	19,519	3/25/2021	10/9/2024	Adj. 1M SOFR Term + 3.60%	8.56%	70.8%
Senior Debt 17	2	Multifamily	Texas	43,246	43,240	4/1/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	7.91%	71.6%
Senior Debt 18	2	Hospitality	Louisiana	25,700	25,700	4/15/2021	5/9/2026	Adj. 1M SOFR Term + 5.60%	10.56%	61.0%
Senior Debt 19	2	Mixed Use	Washington	32,500	32,500	6/30/2021	1/9/2026	Adj. 1M SOFR Term + 3.70%	8.66%	69.7%
Senior Debt 20	3	Multifamily	Texas	75,259	75,241	3/31/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	7.91%	72.6%
Senior Debt 21	3	Multifamily	Texas	20,450	20,450	4/22/2021	5/9/2026	Adj. 1M SOFR Term + 3.35%	8.31%	67.7%
Senior Debt 22	2	Multifamily	Texas	35,466	35,461	4/1/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	7.91%	71.7%
Senior Debt 23	2	Multifamily	North Carolina	35,116	35,068	7/22/2021	3/9/2027	Adj. 1M SOFR Term + 8.00%	12.96%	—%
Senior Debt 24	2	Multifamily	Texas	16,280	16,280	10/6/2021	10/9/2026	Adj. 1M SOFR Term + 3.75%	8.71%	76.9%
Senior Debt 25	2	Multifamily	South Carolina	41,048	41,048	9/2/2021	10/9/2025	Adj. 1M SOFR Term + 3.40%	8.36%	79.9%
Senior Debt 26	3	Multifamily	Texas	34,760	34,758	9/20/2021	10/9/2024	Adj. 1M SOFR Term + 3.64%	8.60%	66.0%
Senior Debt 27	2	Multifamily	South Carolina	69,500	69,495	9/20/2021	10/9/2026	Adj. 1M SOFR Term + 3.25%	8.21%	77.1%
Senior Debt 28	2	Multifamily	Georgia	11,325	11,324	9/22/2021	10/9/2026	Adj. 1M SOFR Term + 3.75%	8.71%	70.0%
Senior Debt 29	2	Multifamily	Texas	27,199	27,198	9/30/2021	10/9/2026	Adj. 1M SOFR Term + 3.20%	8.16%	77.3%
Senior Debt 30	2	Hospitality	Texas	17,122	17,122	9/30/2021	10/9/2026	Adj. 1M SOFR Term + 5.25%	10.21%	61.0%
Senior Debt 31	2	Multifamily	Texas	56,150	56,148	9/30/2021	10/9/2026	Adj. 1M SOFR Term + 3.10%	8.06%	78.9%
Senior Debt 32	3	Multifamily	Texas	38,365	38,273	10/14/2021	11/9/2026	Adj. 1M SOFR Term + 2.90%	7.86%	72.2%
Senior Debt 33	2	Multifamily	Texas	54,444	54,444	11/23/2021	12/9/2025	Adj. 1M SOFR Term + 3.10%	8.06%	67.2%
Senior Debt 34	3	Multifamily	Arizona	36,616	36,605	11/16/2021	12/9/2026	Adj. 1M SOFR Term + 2.90%	7.86%	72.0%
Senior Debt 35	3	Multifamily	Texas	68,165	68,165	10/29/2021	11/9/2026	Adj. 1M SOFR Term + 2.85%	7.81%	70.6%
Senior Debt 36	2	Multifamily	Texas	32,867	32,855	11/23/2021	12/9/2026	Adj. 1M SOFR Term + 3.25%	8.21%	80.0%
Senior Debt 37	2	Multifamily	South Carolina	61,600	61,600	11/10/2021	11/9/2026	Adj. 1M SOFR Term + 3.35%	8.31%	78.0%
Senior Debt 38	2	Multifamily	Texas	45,303	45,303	11/16/2021	12/9/2026	Adj. 1M SOFR Term + 3.00%	7.96%	74.8%
Senior Debt 39	2	Multifamily	Texas	47,394	47,317	11/9/2021	11/9/2026	Adj. 1M SOFR Term + 2.75%	7.71%	68.1%
Senior Debt 40	2	Multifamily	New Jersey	85,660	85,660	2/25/2022	7/9/2026	1M SOFR Term + 3.24%	8.08%	60.0%
Senior Debt 41	3	Manufactured Housing	Georgia	6,700	6,698	12/13/2021	12/9/2026	Adj. 1M SOFR Term + 4.50%	9.46%	77.9%
Senior Debt 42	2	Multifamily	Texas	58,680	58,680	12/10/2021	1/9/2027	Adj. 1M SOFR Term + 3.45%	8.41%	74.8%
Senior Debt 43	2	Multifamily	Kentucky	14,933	14,927	11/19/2021	12/9/2026	Adj. 1M SOFR Term + 3.20%	8.16%	62.4%
Senior Debt 44	2	Multifamily	Texas	38,376	38,362	11/22/2021	12/9/2026	Adj. 1M SOFR Term + 3.00%	7.96%	73.3%
Senior Debt 45	3	Multifamily	Texas	69,415	69,415	11/30/2021	12/9/2026	Adj. 1M SOFR Term + 2.88%	7.84%	74.8%
Senior Debt 46	3	Multifamily	Texas	66,742	66,742	11/30/2021	12/9/2026	Adj. 1M SOFR Term + 2.88%	7.84%	75.5%
Senior Debt 47	2	Multifamily	Texas	18,500	18,500	12/30/2021	1/9/2027	1M SOFR Term + 3.50%	8.35%	71.7%
Senior Debt 48	2	Multifamily	Michigan	59,232	59,220	12/9/2021	12/9/2026	Adj. 1M SOFR Term + 2.75%	7.71%	73.9%
Senior Debt 49	3	Multifamily	Pennsylvania	22,240	22,240	12/16/2021	1/9/2027	1M SOFR Term + 2.96%	7.81%	79.4%
Senior Debt 50	2	Multifamily	Texas	31,428	31,428	12/16/2021	1/9/2027	1M SOFR Term + 3.20%	8.05%	74.2%
Senior Debt 51	2	Multifamily	Florida	78,416	78,226	12/21/2021	1/9/2027	1M SOFR Term + 3.45%	8.30%	78.8%
Senior Debt 52	3	Multifamily	North Carolina	81,247	81,225	12/15/2021	8/9/2026	1M SOFR Term + 0.92%	6.24%	76.1%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date(2)	Fully Extended Maturity(3)	Interest Rate(4)(5)	Effective Yield(6)	Loan to Value(7)
Senior Debt 53	2	Multifamily	North Carolina	24,000	24,000	12/17/2021	1/9/2027	1M SOFR Term + 3.10%	7.95%	72.7%
Senior Debt 54	3	Multifamily	Texas	37,605	37,605	5/12/2022	2/9/2027	1M SOFR Term + 3.55%	8.40%	66.2%
Senior Debt 55	2	Multifamily	Georgia	23,855	23,855	1/28/2022	2/9/2027	1M SOFR Term + 2.95%	7.80%	65.6%
Senior Debt 56	2	Multifamily	North Carolina	10,978	10,978	1/14/2022	2/9/2027	1M SOFR Term + 3.30%	8.15%	75.7%
Senior Debt 57	2	Multifamily	Texas	32,444	32,444	12/21/2021	1/9/2027	1M SOFR Term + 2.86%	7.71%	68.2%
Senior Debt 58	3	Hospitality	North Carolina	10,800	10,793	1/19/2022	2/9/2027	1M SOFR Term + 5.30%	10.15%	68.2%
Senior Debt 59	2	Multifamily	Florida	82,000	82,000	2/10/2022	2/9/2027	1M SOFR Term + 3.20%	8.05%	74.5%
Senior Debt 60	2	Industrial	Arizona	55,000	55,000	3/15/2022	3/9/2027	1M SOFR Term + 3.50%	8.35%	70.1%
Senior Debt 61	2	Multifamily	Texas	39,375	39,375	3/14/2022	3/9/2027	1M SOFR Term + 3.10%	7.95%	74.1%
Senior Debt 62	2	Multifamily	Arizona	34,859	34,859	3/2/2022	3/9/2027	1M SOFR Term + 2.95%	7.80%	63.1%
Senior Debt 63	2	Mixed Use	New York	18,828	18,828	3/7/2022	3/9/2026	1M SOFR Term + 3.42%	8.27%	65.1%
Senior Debt 64	2	Multifamily	North Carolina	85,500	85,500	2/24/2022	3/9/2027	1M SOFR Term + 3.15%	8.00%	69.6%
Senior Debt 65	2	Multifamily	North Carolina	31,900	31,900	3/29/2022	4/9/2027	1M SOFR Term + 3.30%	8.15%	76.9%
Senior Debt 66	2	Hospitality	Colorado	41,000	40,863	5/20/2022	6/9/2027	1M SOFR Term + 7.05%	11.90%	—%
Senior Debt 67	2	Multifamily	Texas	40,455	40,084	7/20/2022	4/9/2027	1M SOFR Term + 6.75%	11.60%	—%
Senior Debt 68	2	Hospitality	Georgia	49,942	49,942	3/30/2022	4/9/2027	1M SOFR Term + 4.90%	9.75%	61.1%
Senior Debt 69	2	Hospitality	New York	15,750	15,709	11/8/2022	11/9/2027	1M SOFR Term + 5.34%	10.18%	57.7%
Senior Debt 70	3	Multifamily	Nevada	35,950	35,950	6/3/2022	4/9/2025	1M SOFR Term + 7.05%	11.90%	62.4%
Senior Debt 71	3	Multifamily	Virginia	56,616	56,554	4/29/2022	5/9/2027	1M SOFR Term + 3.95%	8.80%	73.2%
Senior Debt 72	3	Multifamily	Texas	33,255	33,244	10/21/2022	11/9/2027	1M SOFR Term + 4.00%	8.85%	70.9%
Senior Debt 73	3	Multifamily	North Carolina	57,159	57,159	8/23/2022	4/9/2028	1M SOFR Term + 6.70%	11.55%	46.5%
Senior Debt 74	2	Multifamily	Texas	12,788	12,788	5/2/2022	5/9/2027	1M SOFR Term + 3.55%	8.40%	67.7%
Senior Debt 75	2	Industrial	Florida	18,724	18,724	9/13/2022	9/9/2027	1M SOFR Term + 4.90%	9.75%	64.6%
Senior Debt 76	3	Multifamily	Texas	28,979	28,979	5/26/2022	6/9/2027	1M SOFR Term + 3.65%	8.50%	71.0%
Senior Debt 77	3	Multifamily	Texas	16,967	16,967	5/26/2022	6/9/2028	1M SOFR Term + 3.65%	8.50%	73.9%
Senior Debt 78	2	Multifamily	Georgia	70,250	70,250	5/18/2022	12/9/2024	1M SOFR Term + 3.80%	8.65%	77.9%
Senior Debt 79	3	Multifamily	North Carolina	44,583	44,576	6/1/2022	6/9/2027	1M SOFR Term + 2.75%	7.60%	75.9%
Senior Debt 80	4	Multifamily	South Carolina	776	722	6/1/2022	10/9/2027	1M SOFR Term + 3.95%	8.80%	67.8%
Senior Debt 81	2	Multifamily	Kentucky	54,500	54,500	6/1/2022	12/9/2024	1M SOFR Term + 3.80%	8.65%	73.8%
Senior Debt 82	2	Multifamily	North Carolina	11,675	11,673	11/3/2022	11/9/2027	1M SOFR Term + 4.45%	9.30%	74.8%
Senior Debt 83	2	Multifamily	Georgia	68,250	68,250	6/14/2022	6/9/2027	1M SOFR Term + 3.45%	8.30%	71.6%
Senior Debt 84	2	Hospitality	District of Columbia	39,525	39,426	8/2/2022	8/9/2027	1M SOFR Term + 5.00%	9.85%	71.2%
Senior Debt 85	2	Multifamily	Pennsylvania	20,253	20,009	2/17/2023	9/9/2026	1M SOFR Term + 6.31%	11.16%	—%
Senior Debt 86	2	Hospitality	Alabama	18,219	18,219	9/20/2022	10/9/2027	1M SOFR Term + 5.75%	10.60%	62.1%
Senior Debt 87	2	Manufactured Housing	Florida	12,715	12,715	9/13/2022	9/9/2027	1M SOFR Term + 4.75%	9.60%	53.8%
Senior Debt 88	2	Hospitality	Texas	21,436	21,355	1/31/2023	11/9/2027	1M SOFR Term + 7.50%	12.35%	6.2%
Senior Debt 89	2	Multifamily	North Carolina	49,990	49,968	12/29/2022	1/9/2028	1M SOFR Term + 4.20%	9.05%	70.1%
Senior Debt 90	2	Multifamily	South Carolina	51,000	50,974	12/2/2022	12/9/2027	1M SOFR Term + 3.75%	8.60%	64.6%
Senior Debt 91	2	Multifamily	South Carolina	14,635	14,621	12/16/2022	1/9/2027	1M SOFR Term + 4.25%	9.10%	68.1%
Senior Debt 92	3	Multifamily	Arizona	55,500	55,438	4/10/2023	4/9/2026	1M SOFR Term + 3.85%	8.70%	44.7%
Senior Debt 93	2	Hospitality	Florida	10,500	10,485	4/4/2023	4/9/2028	1M SOFR Term + 5.50%	10.35%	39.6%
Senior Debt 94	2	Hospitality	Various	120,000	119,706	2/9/2023	2/9/2028	1M SOFR Term + 4.90%	9.75%	53.6%
Senior Debt 95	2	Multifamily	Texas	14,750	14,716	6/28/2024	7/9/2029	1M SOFR Term + 2.80%	7.65%	71.5%
Senior Debt 96	3	Multifamily	District of Columbia	21,700	21,656	6/30/2023	7/9/2027	1M SOFR Term + 3.95%	8.80%	29.4%
Senior Debt 97	2	Manufactured Housing	Florida	23,657	23,572	7/28/2023	8/9/2028	1M SOFR Term + 4.25%	9.10%	43.2%
Senior Debt 98	2	Multifamily	New York	19,793	19,868	6/28/2023	7/9/2028	4.75%	4.75%	85.7%
Senior Debt 99	2	Multifamily	Texas	78,996	78,814	8/1/2023	8/9/2028	1M SOFR Term + 3.20%	8.05%	58.7%
Senior Debt 100	2	Hospitality	Florida	24,384	24,282	8/10/2023	8/9/2028	1M SOFR Term + 5.45%	10.30%	72.8%
Senior Debt 101	2	Office	Texas	8,903	8,251	3/27/2024	4/9/2026	1M SOFR Term + 9.38%	14.23%	38.3%
Senior Debt 102	2	Hospitality	Georgia	12,420	12,346	8/17/2023	9/9/2028	1M SOFR Term + 4.85%	9.70%	53.5%
Senior Debt 103	2	Industrial	South Carolina	6,341	5,991	3/21/2024	10/9/2027	1M SOFR Term + 4.75%	9.60%	—%
Senior Debt 104	2	Multifamily	Texas	38,750	38,640	10/18/2023	11/9/2026	1M SOFR Term + 4.50%	9.35%	62.4%
Senior Debt 105	2	Hospitality	Florida	31,300	31,130	10/17/2023	11/9/2028	1M SOFR Term + 4.25%	9.10%	48.9%
Senior Debt 106	2	Multifamily	Texas	42,750	42,629	10/17/2023	11/9/2026	1M SOFR Term + 3.85%	8.70%	61.4%
Senior Debt 107	2	Multifamily	Texas	17,963	17,847	10/12/2023	10/9/2028	1M SOFR Term + 3.20%	8.05%	55.1%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date(2)	Fully Extended Maturity(3)	Interest Rate(4)(5)	Effective Yield(6)	Loan to Value(7)
Senior Debt 108	2	Multifamily	Texas	22,300	22,276	12/6/2023	12/9/2026	1M SOFR Term + 3.75%	8.60%	63.6%
Senior Debt 109	2	Hospitality	Tennessee	41,194	41,027	11/14/2023	12/9/2028	1M SOFR Term + 3.65%	8.50%	50.0%
Senior Debt 110	2	Multifamily	Texas	36,380	36,243	2/14/2024	2/9/2025	9.00%	9.00%	84.4%
Senior Debt 111	2	Hospitality	Colorado	28,512	28,225	2/5/2024	2/9/2029	1M SOFR Term + 4.50%	9.35%	41.6%
Senior Debt 112	2	Hospitality	Nevada	25,750	25,649	12/15/2023	1/9/2028	1M SOFR Term + 3.95%	8.80%	42.4%
Senior Debt 113	2	Industrial	California	3,704	3,146	3/19/2024	10/6/2026	13.00%	13.00%	8.6%
Senior Debt 114(8)	2	Multifamily	Florida	—	—	2/12/2024	8/9/2028	1M SOFR Term + 5.50%	10.35%	—%
Senior Debt 115	2	Multifamily	Florida	50,750	50,572	2/9/2024	8/9/2026	1M SOFR Term + 3.75%	8.60%	56.7%
Senior Debt 116	2	Multifamily	Texas	79,015	78,649	2/16/2024	3/9/2029	1M SOFR Term + 3.65%	8.50%	53.3%
Senior Debt 117	2	Industrial	Various	123,900	123,412	4/5/2024	4/9/2028	1M SOFR Term + 3.15%	8.00%	63.8%
Senior Debt 118	2	Multifamily	Florida	67,000	66,755	2/29/2024	3/9/2029	1M SOFR Term + 3.25%	8.10%	58.7%
Senior Debt 119	2	Industrial	North Carolina	75,000	74,843	3/7/2024	3/9/2029	1M SOFR Term + 2.70%	7.55%	58.6%
Senior Debt 120	2	Multifamily	Texas	20,807	20,643	3/7/2024	3/9/2029	1M SOFR Term + 3.75%	8.60%	57.2%
Senior Debt 121	2	Multifamily	Texas	40,000	39,839	4/24/2024	5/9/2028	1M SOFR Term + 2.95%	7.80%	70.4%
Senior Debt 122	2	Multifamily	Ohio	44,148	43,941	4/29/2024	5/9/2029	1M SOFR Term + 2.90%	7.75%	72.2%
Senior Debt 123	2	Multifamily	Texas	16,921	16,792	4/30/2024	5/9/2029	1M SOFR Term + 3.75%	8.60%	55.8%
Senior Debt 124	2	Multifamily	California	40,000	39,831	5/24/2024	6/9/2028	1M SOFR Term + 2.77%	7.61%	60.9%
Senior Debt 125	2	Multifamily	Connecticut	116,500	116,075	5/10/2024	5/9/2029	1M SOFR Term + 2.50%	7.35%	50.7%
Senior Debt 126	2	Hospitality	Florida	49,950	49,727	5/9/2024	6/9/2029	1M SOFR Term + 4.50%	9.35%	62.8%
Senior Debt 127	2	Hospitality	Various	19,910	19,983	6/6/2024	6/9/2029	1M SOFR Term + 4.43%	9.28%	44.6%
Senior Debt 128	2	Multifamily	Florida	8,239	8,182	6/3/2024	6/9/2029	1M SOFR Term + 2.95%	7.80%	56.0%
Senior Debt 129	2	Multifamily	Texas	22,219	22,080	6/7/2024	6/9/2029	1M SOFR Term + 2.85%	7.70%	64.5%
Senior Debt 130	2	Multifamily	Texas	21,206	21,092	5/30/2024	6/9/2029	1M SOFR Term + 3.25%	8.10%	68.8%
Senior Debt 131	2	Multifamily	Indiana	17,781	17,702	6/28/2024	7/9/2028	1M SOFR Term + 3.05%	7.90%	68.2%
Senior Debt 132	2	Retail	Wisconsin	1,986	1,993	6/20/2024	7/9/2026	5.50%	5.50%	73.0%
Senior Debt 133	2	Multifamily	Texas	7,500	7,472	6/25/2024	7/9/2027	1M SOFR Term + 3.80%	8.65%	80.0%
Senior Debt 134	2	Hospitality	Oregon	7,050	6,993	6/28/2024	7/9/2028	1M SOFR Term + 4.50%	9.35%	53.1%
Senior Debt 135	2	Multifamily	New Jersey	3,109	2,668	7/1/2024	7/9/2029	1M SOFR Term + 5.50%	10.35%	10.3%
Senior Debt 136	2	Retail	Various	43,655	43,824	7/1/2024	8/9/2025	6.00%	6.00%	67.3%
Senior Debt 137	2	Multifamily	North Carolina	24,474	24,308	6/28/2024	7/9/2029	1M SOFR Term + 3.75%	8.60%	69.3%
Senior Debt 138	2	Industrial	California	13,240	13,170	7/11/2024	7/9/2029	1M SOFR Term + 4.25%	9.10%	61.9%
Senior Debt 139	2	Hospitality	Texas	17,000	17,076	7/25/2024	8/9/2027	8.50%	8.50%	90.0%
Senior Debt 140	2	Multifamily	North Carolina	16,640	16,556	9/16/2024	10/9/2027	1M SOFR Term + 2.75%	7.60%	78.1%
Senior Debt 141	2	Multifamily	Tennessee	21,420	21,358	9/18/2024	10/9/2029	1M SOFR Term + 3.10%	7.95%	59.4%
Senior Debt 142	2	Multifamily	Florida	4,976	4,805	7/30/2024	8/9/2027	1M SOFR Term + 8.30%	13.15%	31.3%
Senior Debt 143	2	Multifamily	Florida	37,430	37,324	9/6/2024	9/9/2028	1M SOFR Term + 2.75%	7.60%	71.0%
Senior Debt 144	2	Multifamily	Florida	68,445	68,243	9/6/2024	9/9/2028	1M SOFR Term + 2.75%	7.60%	72.7%
Senior Debt 145	2	Multifamily	Florida	21,219	21,145	9/6/2024	9/9/2028	1M SOFR Term + 2.75%	7.60%	71.3%
Senior Debt 146	2	Multifamily	New York	10,306	10,205	8/7/2024	8/9/2029	1M SOFR Term + 5.25%	10.10%	53.6%
Senior Debt 147	2	Hospitality	Texas	14,130	14,064	8/9/2024	8/9/2028	1M SOFR Term + 4.00%	9.00%	63.7%
Senior Debt 148	3	Hospitality	Illinois	16,426	16,426	12/4/2017	10/6/2025	5.99%	5.99%	52.9%
Mezzanine Loan 1	2	Mixed Use	New York	1,000	1,000	3/7/2022	3/9/2026	1M SOFR Term + 11.00%	15.85%	68.5%
Mezzanine Loan 2	2	Hospitality	New York	1,350	1,347	11/8/2022	11/9/2027	1M SOFR Term + 9.25%	14.10%	64.6%
Mezzanine Loan 3	2	Hospitality	Texas	7,900	7,883	1/31/2023	11/9/2027	1M SOFR Term + 10.00%	14.85%	6.2%
Mezzanine Loan 4	3	Multifamily	District of Columbia	11,700	11,676	6/30/2023	7/9/2027	1M SOFR Term + 3.95%	8.80%	45.2%
Mezzanine Loan 5	2	Multifamily	California	4,000	3,983	5/24/2024	6/9/2028	1M SOFR Term + 3.67%	8.52%	60.9%
Mezzanine Loan 6(8)	2	Multifamily	New Jersey	—	—	7/1/2024	7/9/2029	1M SOFR Term + 17.00%	16.75%	10.3%
Mezzanine Loan 7	2	Multifamily	Florida	3,883	3,804	7/30/2024	8/9/2028	1M SOFR Term + 11.00%	15.85%	—%
Mezzanine Loan 8	2	Industrial	California	2,180	2,170	7/11/2024	7/9/2029	15.00%	15.00%	72.1%
Mezzanine Loan 9	2	Multifamily	New York	1,153	1,141	8/7/2024	8/9/2029	1M SOFR Term + 12.75%	17.60%	59.6%
Total/Weighted Average				$5,165,427	$5,154,109				8.46%	64.0%
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
(5) As of September 30, 2024, all of our commercial mortgage loans, held for investment which had been indexed at LIBOR have been converted from LIBOR to compounded SOFR, plus a benchmark adjustment of 11.448 basis points, and the applicable spreads remain unchanged. The loans which have the SOFR adjustment are indicated with "Adj. 1M SOFR Term."
(6) Effective yield is calculated as the spread of the loan plus the greater of the applicable index or index floor.
(7) Loan-to-value percentage ("LTV") represents the ratio of the loan amount to the appraised value of the property at the time of origination. However, for predevelopment construction loans at origination, LTV is not applicable and is therefore nil.
(8) Commitment on the loan was unfunded as of September 30, 2024.
The following table shows selected data from our real estate owned, held for investment assets in our portfolio as of September 30, 2024 (dollars in thousands):

Type	Acquisition Date	Primary Location	Property Type	Real Estate Owned, Net	Intangible Lease Asset, Net	Total
Real Estate Owned 1	September 2021	Jeffersonville, GA	Industrial	$83,718	$40,554	$124,272
Real Estate Owned 2	August 2023	Portland, OR	Office	18,492	—	18,492
Real Estate Owned 3	October 2023	Lubbock, TX	Multifamily	11,638	—	11,638
Total				$113,848	$40,554	$154,402
The following table shows selected data from our real estate owned, held for sale assets in our portfolio as of September 30, 2024 (dollars in thousands):

Type	Acquisition Date	Primary Location(s)	Property Type	Assets, Net	Liabilities, Net
Real Estate Owned, held for sale 1	Various	Various	Retail	$18,674	$1,805
Real Estate Owned, held for sale 2	Various	Various	Multifamily	267,843	2,559
Total				$286,517	$4,364
The following table shows selected data from our real estate securities, measured at fair value as of September 30, 2024 (dollars in thousands):

Type	Interest Rate	Maturity	Par Value	Fair Value	Effective Yield
CMBS bond 1	1 month SOFR + 2.78%	8/19/2035	$20,000	$20,022	7.63%
CMBS bond 2	1 month SOFR + 2.90%	10/19/2039	28,340	28,485	7.74%
CMBS bond 3	1 month SOFR + 3.20%	5/25/2038	43,333	43,382	8.04%
CMBS bond 4	1 month SOFR + 2.36%	4/16/2028	44,995	45,138	7.21%
CMBS bond 5	1 month SOFR + 2.27%	9/19/2038	29,676	29,764	7.12%
CMBS bond 6	1 month SOFR + 3.11%	9/19/2038	12,000	12,050	7.95%
CMBS bond 7	1 month SOFR + 1.36%	11/15/2036	15,887	15,641	6.21%
CMBS bond 8	1 month SOFR + 1.64%	4/15/2029	5,000	4,981	6.49%
CMBS bond 9	1 month SOFR + 2.99%	8/15/2039	3,800	3,794	7.84%
CMBS bond 10	1 month SOFR + 2.84%	8/15/2029	7,397	7,399	7.69%
Total/Weighted Average			$210,428	$210,656	7.46%

Results of Operations
The Company conducts its business through the following segments:
•The real estate debt business focuses on originating, acquiring and asset managing commercial real estate debt investments, including first mortgages, subordinate mortgages, mezzanine loans and participations in such loans.
•The real estate securities business focuses on investing in and asset managing real estate securities. Historically this business has focused primarily on CMBS, CMBS bonds, CDO notes, and other securities.
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
Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended
	September 30, 2024			September 30, 2023
	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)
Interest-earning assets:
Real estate debt	$5,296,465	$127,550	9.6%	$4,770,339	$131,093	11.0%
Real estate conduit	44,073	1,761	16.0%	9,859	109	4.4%
Real estate securities	218,223	4,432	8.1%	277,664	4,908	7.1%
Total	$5,558,761	$133,743	9.6%	$5,057,862	$136,110	10.8%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$767,481	$16,767	8.7%	$711,560	$16,868	9.5%
Other financing and loan participation - commercial mortgage loans	12,865	197	6.1%	61,125	1,444	9.4%
Repurchase agreements - real estate securities	247,022	3,901	6.3%	223,199	3,151	5.6%
Collateralized loan obligations	3,418,656	67,122	7.9%	2,974,039	54,608	7.3%
Unsecured debt	81,358	1,897	9.3%	81,258	1,902	9.4%
Total	$4,527,382	$89,884	7.9%	$4,051,181	$77,973	7.7%
Net interest income/spread		$43,859	1.7%		$58,137	3.1%
Average leverage %(6)	81.4%			80.1%
Weighted average levered yield(7)			17.0%			23.1%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the three months ended September 30, 2024 and 2023, respectively.
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
Interest Income
Interest income for the three months ended September 30, 2024 and 2023 totaled $134.1 million and $137.0 million, respectively, a decrease of $2.9 million. This decrease was primarily due to an increase in non-performing loans, which averaged $189.8 million in principal during the three months ended September 30, 2024 partially offset by an increase in the average carrying value of our real estate debt. As of September 30, 2024, our portfolio consisted of (i) 157 commercial mortgage loans, held for investment and (ii) ten real estate securities, available for sale, measured at fair value. As of September 30, 2023, our portfolio consisted of (i) 145 commercial mortgage loans, held for investment, (ii) one commercial mortgage loan, held for sale, measured at fair value and (iii) six real estate securities, available for sale, measured at fair value and (iv) ARMs (as defined below).
Interest Expense
Interest expense for the three months ended September 30, 2024 and 2023 totaled $89.9 million and $78.0 million, respectively, an increase of $11.9 million. The increase was primarily due to an increase of $444.6 million in the average carrying balance of our collateralized loan obligations coupled with an increase in deferred fee amortization due to the utilization of expected duration of our CLOs compared to contractual duration.
Revenue from Real Estate Owned
For the three months ended September 30, 2024 and 2023, revenue from real estate owned was $5.4 million and $3.3 million, respectively. The $2.1 million increase was primarily the result of rental income from obtaining possession of additional multifamily properties brought on as real estate owned for the three months ended September 30, 2024.
(Provision)/Benefit for Credit losses
Benefit for credit losses was $0.3 million during the three months ended September 30, 2024 compared to a provision of $2.4 million during the three months ended September 30, 2023.
For the three months ended September 30, 2024, general benefit for credit losses was $0.8 million compared to a general provision of $2.8 million for the three months ended September 30, 2023. General benefit for the three months ended September 30, 2024 was attributable to the portfolio turnover of older vintage loans with new originated loans. For the three months ended September 30, 2023, the increase in general reserve was attributable to a more pessimistic view of the macroeconomic scenario utilized for the CECL model compared to preceding periods.
For the three months ended September 30, 2024, specific provision for credit losses was $0.5 million compared to a specific benefit of $0.4 million for the three months ended September 30, 2023. For the three months ended September 30, 2024, the increase in specific reserve was primarily related to foreclosures on multifamily properties located in Oklahoma and North Carolina. For the three months ended September 30, 2023, the increase in specific benefit was related to recoveries recorded due to a deed-in-lieu of foreclosure of an office property located in Oregon.

Realized Gain/(Loss) on Extinguishment of Debt
The Company did not realize a gain or loss on extinguishment of debt for the three months ended September 30, 2024. Realized loss on extinguishment of debt for the three months ended September 30, 2023 was $2.8 million related to the redemption of the BSPRT 2019-FL5 CLO.
Realized Gain/(Loss) on Real Estate Securities, Available for Sale
Realized gain on real estate securities, available for sale for the three months ended September 30, 2024 of $0.1 million was related to the sale of two CMBS bonds. Realized loss on real estate securities, available for sale for the three months ended September 30, 2023 of $0.5 million was primarily related to the sale of six CMBS bonds.
Realized Gain/(Loss) on Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended September 30, 2024 of $6.2 million was related to the sale of $131.6 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $137.8 million. Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended September 30, 2023 of $0.9 million was related to $34.3 million sales of commercial real estate loans into the CMBS securitization market resulting in proceeds of $35.2 million.
Unrealized Gain/(Loss) on Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Unrealized loss on commercial mortgage loans, held for sale, measured at fair value, for the three months ended September 30, 2024 was $0.6 million which is attributable to the reversal of previous unrealized gains due to sales into the CMBS securitization market. The Company did not have an unrealized gain or loss on commercial mortgage loans, held for sale, measured at fair value, for the three months ended September 30, 2023.
Gain/(Loss) on Other Real Estate Investments
Loss on other real estate investments for the three months ended September 30, 2024 was $2.2 million primarily due to write offs related to the Walgreens Portfolio coupled with the onboarding of real estate owned, held for sale, multifamily properties. This is compared to a loss of $4.1 million for the three months ended September 30, 2023 that was primarily due to an impairment on the Walgreens Portfolio.
Trading Gain/(Loss)
The Company did not hold any trading securities as of September 30, 2024. Trading loss for the three months ended September 30, 2023 of $2.6 million was attributable to principal paydowns, and changes in market values on our former portfolio of adjustable-rate mortgage pass-through securities ("ARM Agency Securities" or "ARMs") issued and guaranteed by government-sponsored enterprises or by an agency of the federal government.
Net Result from Derivative Transactions
Net result from derivative transactions for the three months ended September 30, 2024 of a $1.3 million loss was composed of a realized loss of $1.6 million primarily related to the termination and settlement of credit default swaps and treasury note futures partially offset by an unrealized gain of $0.3 million. This is compared to a net loss on our derivative portfolio of $0.1 million composed of a realized gain of $0.1 million primarily due to the termination and settlement of our interest rate swap positions offset by an unrealized loss of $0.2 million for three months ended September 30, 2023.
(Provision)/Benefit for Income Tax
Provision for income tax for the three months ended September 30, 2024 was $0.2 million compared to a benefit of $1.8 million for the three months ended September 30, 2023. The difference is related to changes in taxable income/loss in our TRS segment.
Net (Income)/Loss Attributable to Non-controlling Interest
Net loss attributable to non-controlling interest in our consolidated joint ventures for the three months ended September 30, 2024 and 2023 was $1.4 million and $0.8 million, respectively.

Expenses from operations
Expenses from operations for the three months ended September 30, 2024 and 2023 consisted of the following (dollars in thousands):

	Three Months Ended
	September 30, 2024	September 30, 2023
Asset management and subordinated performance fee	$4,906	$7,908
Acquisition expenses	255	316
Administrative services expenses	3,801	3,566
Professional fees	3,588	4,153
Share-based compensation	2,134	1,255
Depreciation and amortization	1,387	1,513
Other expenses	5,709	2,856
Total expenses from operations	$21,780	$21,567
The increase in operating expenses was primarily related to (i) an increase in other expenses for REO related expenses partially offset by (ii) a decrease in incentive fees due to the decrease in projected income for the remainder of 2024 as the market adjusts for interest rate decreases.
Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Nine Months Ended
	September 30, 2024			September 30, 2023
	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)
Interest-earning assets:
Real estate debt	$5,227,776	$379,321	9.7%	$5,053,900	$404,300	10.7%
Real estate conduit	45,257	4,862	14.3%	18,289	1,179	8.6%
Real estate securities	220,401	13,390	8.1%	283,598	12,488	5.9%
Total	$5,493,434	$397,573	9.6%	$5,355,787	$417,967	10.4%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$550,707	$36,876	8.9%	$683,982	$46,471	9.1%
Other financing and loan participation - commercial mortgage loans	17,501	771	5.9%	70,798	4,822	9.1%
Repurchase agreements - real estate securities	215,072	10,109	6.3%	255,671	10,140	5.3%
Collateralized loan obligations	3,501,588	204,505	7.8%	3,050,011	157,107	6.9%
Unsecured debt	81,333	5,681	9.3%	87,056	5,807	8.9%
Total	$4,366,201	$257,942	7.9%	$4,147,518	$224,347	7.2%
Net interest income/spread		$139,631	1.7%		$193,620	3.2%
Average leverage %(6)	79.5%			77.4%
Weighted average levered yield(7)			16.5%			21.4%
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the nine months ended September 30, 2024 and 2023, respectively.
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
Interest Income
Interest income for the nine months ended September 30, 2024 and 2023 totaled $398.3 million and $420.5 million, respectively, a decrease of $22.2 million. The decrease was primarily due to the recognition of $20.4 million of interest income in the sale of a Brooklyn hotel asset in the second quarter of 2023 coupled with loans placed on non-performing status, which averaged $231.6 million in principal during the nine months ended September 30, 2024. As of September 30, 2024, our portfolio consisted of (i) 157 commercial mortgage loans, held for investment and (ii) ten real estate securities, available for sale, measured at fair value. As of September 30, 2023, our portfolio consisted of (i) 145 commercial mortgage loans, held for investment, (ii) one commercial mortgage loan, held for sale, measured at fair value and (iii) six real estate securities, available for sale, measured at fair value.
Interest Expense
Interest expense for the nine months ended September 30, 2024 and 2023 was $257.9 million and $224.3 million, respectively, an increase of $33.6 million. The increase was primarily due to an increase of $451.6 million in the average carrying value of our collateralized loan obligations coupled with an increase in deferred fee amortization due to the utilization of expected duration of our CLOs compared to contractual duration.
Revenue from Real Estate Owned
For the nine months ended September 30, 2024 and 2023, revenue from real estate owned was $14.2 million and $13.1 million, respectively. The $1.1 million increase was primarily the result of rental income from obtaining possession of additional multifamily properties brought on as real estate owned for the nine months ended September 30, 2024.
Provision/(Benefit) for Credit losses
Provision for credit losses was $34.8 million during the nine months ended September 30, 2024 compared to a provision of $28.4 million during the nine months ended September 30, 2023.
For the nine months ended September 30, 2024 and 2023, general provision for credit losses was $1.3 million and $16.0 million, respectively. General provision for the nine months ended September 30, 2024 was attributable to the portfolio turnover of older vintage loans with new originated loans. For the nine months ended September 30, 2023, the increase in general reserve was attributable to a more pessimistic view of the macroeconomic scenario utilized for the CECL model compared to preceding periods.
For the nine months ended September 30, 2024, the primary increase in specific reserve of $33.5 million was related to two non-performing loans collateralized by office properties coupled with foreclosures on non-performing loans collateralized by multifamily properties located in Oklahoma and North Carolina. For the nine months ended September 30, 2023, the increase in specific reserve of $12.4 million was primarily related to one office loan located in Oregon coupled with higher capitalization rates on the assumed fair value of the properties in the Walgreens Portfolio.
Realized Gain/(Loss) on Extinguishment of Debt
The Company did not realize a gain or loss on extinguishment of debt for the nine months ended September 30, 2024. Realized gain on extinguishment of debt for the nine months ended September 30, 2023 of $2.2 million was primarily related to the redemption of $17.5 million par value unsecured debt at a price equal to 75% par coupled with the repurchase of the Class E notes in our BSPRT 2021-FL7 CLO and $8.3 million of bonds of BSPRT 2019-FL5 partially offset by the redemption of BSPRT 2019-FL5.
Realized Gain/(Loss) on Real Estate Securities, Available for Sale
Realized gain on real estate securities, available for sale for the nine months ended September 30, 2024 was $0.1 million related to the sale of six CMBS bonds. Realized gain on real estate securities, available for sale was $0.1 million for the nine months ended September 30, 2023 related to the sale of 10 CMBS bonds.

Realized Gain/(Loss) on Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Realized gain on commercial mortgage loans, held for sale, measured at fair value for the nine months ended September 30, 2024 of $13.1 million was related to the sale of $271.2 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $284.3 million. Realized gain on commercial mortgage loans, held for sale, measured at fair value for the nine months ended September 30, 2023 of $3.0 million was related to the sale of $91.9 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $94.9 million.
Unrealized Gain/(Loss) on Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
The Company did not have any commercial mortgage loans, held for sale, measured at fair value held in an unrealized gain or loss position as of September 30, 2024. For the nine months ended September 30, 2023 unrealized gain on commercial mortgage loans, held for sale, measured at fair value was $44.0 thousand primarily related to the reversal of unrealized gain/loss on sales of commercial real estate loans into the CMBS securitization market.
Gain/(Loss) on Other Real Estate Investments
Loss on other real estate investments for the nine months ended September 30, 2024 was $8.4 million primarily due to sales and write offs related to the Walgreens properties coupled with the onboarding of real estate owned, held for sale multifamily properties. This is compared to a loss of $7.1 million for the nine months ended September 30, 2023 related to a sale of one real estate owned, held for sale property located in New Rochelle, NY resulting in a loss of $1.2 million in addition to impairments of our real estate owned, held for sale assets of $1.9 million related to the St. Louis, MO office property and $4.0 million related to the Walgreens Portfolio.
Trading Gain/(Loss)
The Company did not hold any trading securities as of September 30, 2024. Trading loss for the nine months ended September 30, 2023 of $0.6 million was attributable to principal paydowns, changes in market values and gains on sales of ARM Agency Securities.
Net Result from Derivative Transactions
Net result from derivative transactions for the nine months ended September 30, 2024 was composed of a realized loss of $1.3 million primarily related to the termination and settlement of credit default swaps and treasury note futures. This is compared to a net gain on our derivative portfolio of $0.6 million composed of a realized gain of $0.7 million primarily due to the termination and settlement of interest rate swap positions coupled with an unrealized loss of $0.1 million for the nine months ended September 30, 2023.
(Provision)/Benefit for Income Tax
Provision for income tax for the nine months ended September 30, 2024 was $0.9 million compared to a benefit of $2.4 million for the nine months ended September 30, 2023. The difference is related to changes in taxable income/loss in our TRS segment.
Net (Income)/Loss Attributable to Non-controlling Interest
Net loss attributable to non-controlling interest in our consolidated joint ventures for the nine months ended September 30, 2024 amounted to $3.1 million compared to a net loss attributable to non-controlling interest of $0.7 million for the nine months ended September 30, 2023.

Expenses from Operations
Expenses from operations for the nine months ended September 30, 2024 and 2023 consisted of the following (dollars in thousands):

	Nine Months Ended
	September 30, 2024	September 30, 2023
Asset management and subordinated performance fee	$19,023	$24,893
Acquisition expenses	688	977
Administrative services expenses	7,365	10,993
Professional fees	11,536	11,761
Share-based compensation	6,020	3,505
Depreciation and amortization	4,221	5,514
Other expenses	11,274	9,323
Total expenses from operations	$60,127	$66,966
The decrease in operating expense was primarily related to (i) a decrease in incentive fees due to the decrease in net income primarily related to the provision for specific credit losses recognized during the nine months ended September 30, 2024 and (ii) a decrease in administrative service expenses due to less time spent on asset workout during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 partially offset by (iii) an increase in share-based compensation due to equity awards issued under the Company's 2021 Incentive Plan during the nine months ended September 30, 2024.

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended June 30, 2024
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2024 and June 30, 2024 (dollars in thousands):

	Three Months Ended
	September 30, 2024			June 30, 2024
	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)
Interest-earning assets:
Real estate debt	$5,296,465	$127,550	9.6%	$5,359,520	$128,007	9.6%
Real estate conduit	44,073	1,761	16.0%	42,344	1,155	10.9%
Real estate securities	218,223	4,432	8.1%	217,504	4,357	8.0%
Total	$5,558,761	$133,743	9.6%	$5,619,368	$133,519	9.5%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	767,481	16,767	8.7%	607,507	$13,150	8.7%
Other financing and loan participation - commercial mortgage loans	12,865	197	6.1%	12,865	195	6.1%
Repurchase Agreements - real estate securities	247,022	3,901	6.3%	231,360	3,619	6.3%
Collateralized loan obligations	3,418,656	67,122	7.9%	3,495,398	67,888	7.8%
Unsecured debt	81,358	1,897	9.3%	81,333	1,888	9.3%
Total	$4,527,382	$89,884	7.9%	$4,428,463	$86,740	7.8%
Net interest income/spread		$43,859	1.7%		$46,779	1.7%
Average leverage %(6)	81.4%			78.8%
Weighted average levered yield (7)			17.0%			15.7%
_________________________________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the three months ended September 30, 2024 and June 30, 2024, respectively.
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

Interest Income
Interest income for the three months ended September 30, 2024 and June 30, 2024 totaled $134.1 million and $133.6 million, respectively, an increase of $0.5 million. Interest income was relatively flat between the periods. As of September 30, 2024, our portfolio consisted of (i) 157 commercial mortgage loans, held for investment and (ii) ten real estate securities, available for sale, measured at fair value. As of June 30, 2024, our portfolio consisted of (i) 153 commercial mortgage loans, held for investment, (ii) four commercial mortgage loan, held for sale, measured at fair value and (iii) nine real estate securities, available for sale, measured at fair value.

Interest Expense
Interest expense for the three months ended September 30, 2024 and June 30, 2024 totaled $89.9 million and $86.7 million, respectively, an increase of $3.2 million. The increase was primarily due to an increase of $160.0 million in the average carrying value of repurchase agreements - commercial mortgage loans.
Revenue from Real Estate Owned
For the three months ended September 30, 2024 and June 30, 2024, revenue from real estate owned was $5.4 million and $4.1 million, respectively. The $1.3 million increase was primarily the result of rental income from obtaining possession of additional multifamily properties brought on as real estate owned for the three months ended September 30, 2024.
(Provision)/Benefit for Credit losses
Benefit for credit losses was $0.3 million during the three months ended September 30, 2024 compared to a provision of $32.2 million during the three months ended June 30, 2024.
For the three months ended September 30, 2024, general benefit for credit losses was $0.8 million compared to a general benefit for credit loss of $0.1 million for the three months ended June 30, 2024. General benefit for the three months ended September 30, 2024 was attributable to the portfolio turnover of older vintage loans with new originated loans.
For the three months ended September 30, 2024 and June 30, 2024, specific provision for credit losses was $0.5 million and $32.3 million, respectively. For the three months ended September 30, 2024, the specific provision was related to foreclosures on multifamily properties located in Oklahoma and North Carolina. For the three months ended June 30, 2024, $32.3 million was primarily related to two non-performing office loans secured by properties in Colorado and Georgia, both of which were placed on cost recovery status.
Realized Gain/(Loss) on Real Estate Securities, Available for Sale
Realized gain on real estate securities, available for sale for the three months ended September 30, 2024 of $0.1 million was related to the sale of two CMBS bonds. The Company did not realize a gain or loss on real estate securities, available for sale for the three months ended June 30, 2024.
Realized Gain/(Loss) on Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended September 30, 2024 of $6.2 million was related to the sale of $131.6 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $137.8 million. Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended June 30, 2024 of $1.4 million was related to the sale of $38.9 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $40.3 million.
Unrealized Gain/(Loss) on Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Unrealized loss on commercial mortgage loans, held for sale, measured at fair value, for the three months ended September 30, 2024 was $0.6 million which is attributable to the reversal of previous unrealized gains due to sales into the CMBS securitization market. Unrealized gain on commercial mortgage loans, held for sale, measured at fair value, for the three months ended June 30, 2024 was $0.2 million related to changes in market values.

Gain/(Loss) on Other Real Estate Investments
Loss on other real estate investments for the three months ended September 30, 2024 was $2.2 million primarily due to write offs related to the Walgreens Portfolio coupled with the onboarding of real estate owned, held for sale multifamily properties. Loss on other real estate investments for the three months ended June 30, 2024 was $6.2 million primarily due to the same reasons.
Net Result from Derivative Transactions
Net result from derivative transactions for the three months ended September 30, 2024 of a $1.3 million loss was composed of a realized loss of $1.6 million primarily related to the termination and settlement of credit default swaps and treasury note futures partially offset by an unrealized gain of $0.3 million. Net result from derivative transactions for the three months ended June 30, 2024 of a $0.2 million loss composed of a realized gain of $22.0 thousand primarily due to the termination and settlement of credit default swaps and treasury note futures offset by an unrealized loss of $0.2 million.
(Provision)/Benefit for Income Tax
Provision for income tax for the three months ended September 30, 2024 was $0.2 million compared to a benefit of $0.1 million for the three months ended June 30, 2024. The difference is related to changes in taxable income/loss in our TRS segment.
Net (Income)/Loss Attributable to Non-controlling Interest
Net loss attributable to non-controlling interest in our consolidated joint ventures for the three months ended September 30, 2024 and June 30, 2024 was $1.4 million and $1.6 million, respectively.
Expenses from operations
Expenses from operations for the three months ended September 30, 2024 and June 30, 2024 consisted of the following (dollars in thousands):

	Three Months Ended
	September 30, 2024	June 30, 2024
Asset management and subordinated performance fee	$4,906	$6,252
Acquisition expenses	255	195
Administrative services expenses	3,801	704
Professional fees	3,588	3,864
Share-based compensation	2,134	2,087
Depreciation and amortization	1,387	1,417
Other expenses	5,709	3,202
Total expenses from operations	$21,780	$17,721
The increase in operating expense was primarily related to (i) an increase in administrative service expenses due to an increase in personnel time spent on securitizations and deal workout and (ii) an increase in REO operating expenses due to the onboarding of additional properties during the three months ended September 30, 2024 compared to three months ended June 30, 2024, offset by (iii) a decrease in incentive fees due to the decrease in projected income for the remainder of 2024 as the market adjusts for rate decreases.

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
We closely monitor our liquidity position and believe that we have sufficient current liquidity and access to additional liquidity to meet our financial obligations for the next twelve months and beyond.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity and total leverage ratios:

	September 30, 2024	December 31, 2023
Net debt-to-equity ratio(1)	2.7x	2.3x
Total leverage ratio(2)	2.9x	2.5x
________________________
(1) Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, repurchase agreements - commercial mortgage loans, repurchase agreements - real estate securities, asset-specific financing arrangements, and unsecured debt, less cash and cash equivalents, to (ii) total equity and total redeemable convertible preferred stock, at period end. Recourse net debt-to-equity ratio was 0.1x and 0.2x as of September 30, 2024 and December 31, 2023, respectively.
(2) Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, repurchase agreements - commercial mortgage loans, repurchase agreements - real estate securities, asset-specific financing arrangements, and unsecured debt, to (ii) total equity and total redeemable convertible preferred stock, at period end. Recourse leverage ratio was 0.3x and 0.4x as of September 30, 2024 and December 31, 2023, respectively.
Sources of Liquidity
Our primary sources of liquidity include unrestricted cash, capacity in our collateralized loan obligations available for reinvestment, and financings available and in progress on financing lines.
Our current sources of near-term liquidity as of September 30, 2024 and December 31, 2023 are set forth in the following table (dollars in millions):

	September 30, 2024	December 31, 2023
Unrestricted cash	$346	$338
CLO reinvestment available(1)	138	55
Financings available & in progress(2)	645	1,131
Total	$1,129	$1,524
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
Collateralized Loan Obligations
As of September 30, 2024, the Company had $137.6 million of reinvestment capital available across all outstanding collateralized loan obligations. The following table shows the par value outstanding for each CLO and the respective reinvestment end dates (dollars in millions):

CLO Name	Debt Amount	Reinvestment End Date
2021-FL6 Issuer	$401.84	Ended
2021-FL7 Issuer	610.51	Ended
2022-FL8 Issuer	895.11	Ended
2022-FL9 Issuer	618.09	Ended
2023-FL10 Issuer	717.24	04/08/25
2024-FL11 Issuer	886.18	10/08/27
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

The following tables summarize our Repo and Revolving Credit Facilities and our master repurchase agreements ("MRAs") for the nine months ended September 30, 2024, 2023, and 2022, respectively (dollars in thousands):

	As of September 30, 2024
	Amount Outstanding			Average Outstanding Balance
	Q1	Q2	Q3	Q1	Q2	Q3
Repurchase agreements and revolving credit facilities - commercial mortgage loans	$412,556	$762,437	183,761	$382,313	$671,561	$799,861
Repurchase agreements, real estate securities	194,769	243,646	241,266	217,012	249,442	259,977
Total	$607,325	$1,006,083	$425,027	$599,325	$921,003	$1,059,838

	As of September 30, 2023
	Amount Outstanding			Average Outstanding Balance
	Q1	Q2	Q3	Q1	Q2	Q3
Repurchase agreements and revolving credit facilities - commercial mortgage loans	$604,421	$695,039	$249,345	$725,300	$796,659	$816,929
Repurchase agreements - real estate securities	107,934	176,993	240,010	217,389	209,025	349,878
Repurchase agreements - real estate securities, held as trading	121,000	113,000	—	149,387	117,159	57,242
Total	$833,355	$985,032	$489,355	$1,092,076	$1,122,843	$1,224,049

	As of September 30, 2022
	Amount Outstanding			Average Outstanding Balance
	Q1	Q2	Q3	Q1	Q2	Q3
Repurchase agreements and revolving credit facilities - commercial mortgage loans	$522,890	$832,034	$699,408	$813,144	$834,337	$709,679
Repurchase agreements - real estate securities	54,610	53,288	112,613	44,744	54,033	53,688
Repurchase agreements - real estate securities, held as trading	1,659,931	240,000	225,000	3,055,413	1,818,495	230,011
Total	$2,237,431	$1,125,322	$1,037,021	$3,913,301	$2,706,865	$993,378
The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the nine months ended September 30, 2024, the maximum average outstanding balance was $1.1 billion, of which $0.8 billion was related to repurchase agreements on our commercial mortgage loans and $0.3 billion for repurchase agreements on our real estate securities.
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
In September 2024, the Company's board of directors declared the following: (i) a third quarter 2024 dividend of $0.355 per share on the Company's common stock (equivalent to $1.42 per annum), (ii) a third quarter 2024 dividend of $106.216 per share on the Company’s Series H Preferred Stock, and (iii) a third quarter 2024 dividend of $0.46875 per share on the Company’s Series E Preferred Stock, all of which were paid in October 2024 to holders of record as of September 30, 2024.
Under the Company’s DRIP, the Company may elect to supply shares for reinvestment via newly issued shares of common stock or via shares of common stock purchased by the DRIP administrator on the open market. During the nine months ended September 30, 2024 and 2023, 0 and 768 shares were newly issued, and 125,350 and 169,354 shares of common stock were purchased, respectively, by the administrator under the dividend reinvestment component of the DRIP.
During the nine months ended September 30, 2024 and 2023, the Company paid an aggregate of $88.4 million and $87.8 million, respectively, of common stock distributions.

Cash Flows
The following table sets forth changes in cash, cash equivalents and restricted cash for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities	$112,322	$141,462
Cash Flows From Investing Activities	(420,438)	554,809
Cash Flows From Financing Activities	318,302	(468,666)
Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$10,186	$227,605
Cash Flows from Operating Activities
During the nine months ended September 30, 2024, cash inflow of $112.3 million from operating activities were primarily driven by cash inflows from (i) net income of $62.2 million and (ii) net cash inflow of $13.1 million related to originations and sales of commercial mortgage loans, held for sale, measured at fair value and (iii) certain non-cash income.
During the nine months ended September 30, 2023, cash inflow of $141.5 million from operating activities were primarily driven by cash inflows from (i) net income of $114.5 million and (ii) net cash inflow of $1.6 million related to originations and sales of commercial mortgage loans, held for sale, measured at fair value and (iii) certain non-cash income.
Cash Flows from Investing Activities
During the nine months ended September 30, 2024, cash outflow of $420.4 million from investing activities were primarily driven by (i) the origination and purchase of $1.4 billion of commercial mortgage loans, held for investment and (ii) the purchase of real estate securities for $57.1 million. Outflows were partially offset by (i) proceeds from principal repayments of $834.7 million received on commercial mortgage loans, held for investment, (ii) proceeds received from the sale of real estate securities of $90.3 million, (iii) proceeds from the sale of real estate owned, held for sale assets of $110.1 million and (iv) proceeds from sale of commercial mortgage loans, held for investment of $26.0 million.
During the nine months ended September 30, 2023, cash inflow of $554.8 million from investing activities were primarily driven by (i) proceeds from principal repayments on commercial mortgage loans, held for investment of $921.5 million, (ii) proceeds from the sale of real estate securities of $404.6 million, (iii) principal collateral received on mortgage investments of $17.7 million, and (iv) proceeds from sale of other real estate investments of $39.8 million. Inflows were offset by (i) originations and purchases of $668.0 million of commercial mortgage loans, held for investment and (ii) $160.3 million for the purchase of real estate securities, available for sale.
Cash Flows from Financing Activities
During the nine months ended September 30, 2024, cash inflow of $318.3 million from financing activities were primarily driven by (i) net borrowings on collateralized loan obligations of $531.0 million and (ii) net borrowings on repurchase agreements for real estate securities of $67.2 million. Inflows were partially offset by (i) net repayments on repurchase agreements and revolving credit facilities for commercial mortgage loans of $115.9 million, (ii) repayments on our other financings of $23.7 million, (iii) $108.7 million of distributions paid to shareholders, (iv) distributions paid to noncontrolling interest of $16.2 million and (v) payments of deferred financing costs of $9.1 million.
During the nine months ended September 30, 2023, cash outflow of $468.7 million from financing activities were primarily driven by (i) net repayments from borrowings on repurchase agreements and revolving credit facilities for commercial mortgage loans of $431.5 million, (ii) net repayments on repurchase agreements for real estate securities of $200.0 million, (iii) repayments on unsecured debt of $13.4 million, (iv) net repayments on other financings of $52.6 million and (v) $108.1 million of distributions paid to shareholders. Outflows were partially offset by net borrowings on collateralized loan obligations of $357.6 million.

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
Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of September 30, 2024 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments(1)	$116,676	$312,256	$—	$—	$428,932
Repurchase agreements - commercial mortgage loans	66,539	117,222	—	—	183,761
Repurchase agreements - real estate securities	241,266	—	—	—	241,266
CLOs(2)	—	—	—	4,128,965	4,128,965
Mortgage Note Payable	—	23,998	—	—	23,998
Unsecured debt	—	—	—	81,370	81,370
Other financings	—	—	12,865	—	12,865
Total	$424,481	$453,476	$12,865	$4,210,335	$5,101,157
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $532.4 million of CLO notes, held by the Company, which are eliminated within the Collateralized loan obligations line of the consolidated balance sheet as of September 30, 2024. This reflects the contractual CLO maturity dates.
In addition to its cash requirements, the Company pays a quarterly dividend and has an existing share repurchase authorization. As of September 30, 2024, the Company’s quarterly cash dividend was $0.355 per share of common stock (which was paid on an as-converted basis on the Company’s shares of Series H Preferred Stock), and $0.46875 per share on the Company’s shares of Series E Preferred Stock. The payment of future dividends is subject to declaration by the board of directors. The Company’s board of directors also has authorized a $65.0 million share repurchase program, of which $31.1 million remained available as of September 30, 2024. The authorization does not obligate the Company to acquire any specific number of shares. The Company did not repurchase any shares during the three months ended September 30, 2024.
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
As noted in (ii) above, we exclude unrealized gains and losses on loans and other investments, including CECL reserves and impairments, from our calculation of Distributable Earnings and include realized gains and losses. The nature of these adjustments is described more fully in the footnotes to our reconciliation tables. GAAP loan loss reserves and any property impairment losses have been excluded from Distributable Earnings consistent with other unrealized losses pursuant to our existing definition of Distributable Earnings. We expect to only recognize such potential credit or property impairment losses in Distributable Earnings if and when such amounts are deemed nonrecoverable upon a realization event. This is generally at the time a loan is repaid, or in the case of a foreclosure or other property, when the underlying asset is sold. Amounts may also be deemed non-recoverable if, in our determination, it is nearly certain the carrying amounts will not be collected or realized. The realized loss amount reflected in Distributable Earnings will generally equal the difference between the cash received and the Distributable Earnings basis of the asset. The timing of any such loss realization in our Distributable Earnings may differ materially from the timing of the corresponding loss reserves, charge-offs or impairments in our consolidated financial statements prepared in accordance with GAAP.
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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Distributable Earnings to Common as of the three and nine months ended September 30, 2024 and 2023 (amounts in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
GAAP Net Income (Loss)	$30,173	$30,995	$62,235	$114,478
Adjustments:
CLO amortization acceleration(1)	—	(1,294)	—	(3,959)
Unrealized (gain)/loss on financial instruments(2)	2,486	4,295	8,435	7,208
Unrealized (gain)/loss - ARMs	—	—	—	415
(Reversal of)/Provision for credit losses	(268)	2,379	34,790	28,363
Non-Cash Compensation Expense	2,134	1,256	6,020	3,506
Depreciation and amortization	1,387	1,513	4,221	5,514
Subordinated performance fee(3)	(3,438)	1,579	(6,150)	3,599
Realized (gain)/loss on debt extinguishment / CLO call	—	2,836	—	(2,201)
Realized Gain/(Loss) Adjustment on loans and REO(4)	(36,433)	(1,571)	(40,113)	(1,571)
Loan workout charges/(loan workout recoveries)(5)	—	—	—	(5,105)
Distributable Earnings	$(3,959)	$41,988	$69,438	$150,247
7.5% Series E Cumulative Redeemable Preferred Stock Dividend	(4,842)	(4,842)	(14,526)	(14,525)
Noncontrolling Interests in Joint Ventures Net (Income) / Loss	1,441	(276)	3,124	(326)
Noncontrolling Interests in Joint Ventures Adjusted Net (Income) / Loss DE Adjustments	(1,403)	772	(3,355)	(15)
Distributable Earnings to Common	$(8,763)	$37,642	$54,681	$135,381
Average Common Stock & Common Stock Equivalents(6)	1,349,076	1,402,370	1,370,048	1,406,481
GAAP Net Income/(Loss) ROE	7.9%	7.7%	4.9%	7.1%
Distributable Earnings ROE	(2.6)%	10.7%	5.3%	9.6%
GAAP Net Income/(Loss) Per Share, Diluted	$0.30	$0.30	$0.53	$1.14
GAAP Net Income/(Loss) Per Share, Fully Converted(7)	$0.30	$0.30	$0.57	$1.12
Distributable Earnings Per Share, Fully Converted(7)	$(0.10)	$0.43	$0.62	$1.53
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
(4) Represents amounts deemed nonrecoverable upon a realization event, which is generally at the time a loan is repaid, or in the case of a foreclosure or other property, when the underlying asset is sold. Amounts may also be deemed non-recoverable if, in our determination, it is nearly certain the carrying amounts will not be collected or realized upon sale. Amount may be different than the GAAP basis. As of September 30, 2024, the Company has $11.9 million of GAAP loss adjustments that would run through distributable earnings if and when cash losses are realized.

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
As of September 30, 2024 and December 31, 2023, our portfolio included 144 and 141 variable rate investments, respectively, based on LIBOR and SOFR (or "indexing rates") for various terms. As of June 2023, the Company has fully transitioned all loans formerly on LIBOR indexing rates to SOFR indexing rates. Borrowings under our financing arrangements are based on SOFR. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 basis points or decrease by 50 or 100 basis points, assuming that our current balance sheet was to remain constant, and no actions were taken to alter our existing interest rate sensitivity. The changes in the portfolio for each basis points increase/decrease is a change from the base scenario.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	September 30, 2024	December 31, 2023
(-) 100 Basis Points	(2.44)%	(6.15)%
(-) 50 Basis Points	(1.58)%	(3.03)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	1.72%	3.01%
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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
Please refer to “Litigation and Regulatory Proceedings” in "Note 10 - Commitments and Contingencies" to the consolidated financial statements included in this report. The Company believes that those proceedings, individually or in the aggregate, will not have a material impact on the Company’s financial condition, operating results or cash flows.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company’s board of directors has authorized a $65 million share repurchase program that permits share repurchases at prices below the most recently reported book value per share as determined in accordance with GAAP. Purchases made under the Company’s program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any purchases by the Company are determined by the Company in its reasonable business judgment and consistent with the exercise of its legal duties and are subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Company's share repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company’s share repurchase program will remain open until expiration or until the capital committed to the repurchase program has been exhausted, whichever is sooner. In October 2024, the Company's board of directors extended the term of the share repurchase program to December 31, 2025. Repurchases under the share repurchase program may be suspended from time to time at the Company’s discretion without prior notice.
The Company did not repurchase shares of common stock through its share repurchase program during the three months ended September 30, 2024. As of November 4, 2024, $31.1 million remains available under the Company’s share repurchase program.
Unregistered Sales of Equity Securities
None.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1	Indenture, dated as of September 26, 2024, by and among BSPRT 2024-FL11 Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, U.S. Bank Trust Company, National Association, as trustee and note administrator, and U.S. Bank National Association as custodian (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2024)
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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Benefit Street Partners Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin BSP Realty Trust, Inc.
November 4, 2024	By	/s/ Richard J. Byrne
Name: Richard J. Byrne
Title: Chief Executive Officer
(Principal Executive Officer)

November 4, 2024	By	/s/ Jerome S. Baglien
Name: Jerome S. Baglien
Title: Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)