Form 10-K
period 2024-12-31
Franklin BSP Realty Trust, Inc.
filed 2025-02-26
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2024
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number: 001-40923
FRANKLIN BSP REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-1406086
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1 Madison Ave, New York, NY	10010
(Address of principal executive offices)	(Zip Code)
(212) 588-6770
(Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FBRT	New York Stock Exchange
7.50% Series E Cumulative Redeemable Preferred Stock, par value $0.01 per share	FBRT PRE	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity (not including shares of common stock underlying outstanding shares of convertible preferred stock) held by non-affiliates as of June 30, 2024 was $994.4 million. See Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
The number of outstanding shares of the registrant's common stock as of February 19, 2025 was 82,214,630 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed by Franklin BSP Realty Trust, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual Meeting of Stockholders to be held on May 28, 2025 will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2024.

FRANKLIN BSP REALTY TRUST, INC.

FORM 10-K
Year Ended December 31, 2024

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
•impairments in the value of real estate property securing our loans or that we own;
•our ability to recover or mitigate estimated losses on non-performing assets;
•the impact of national health crises; and
•our ability to maintain our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes.
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
The Company primarily focuses on originating, acquiring and asset managing commercial real estate debt investments, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. Secondarily, the Company's real estate securities business focuses on investing in and asset managing real estate securities. Historically this business has focused primarily on commercial mortgage-backed securities ("CMBS"), commercial real estate collateralized loan obligation bonds and single asset single borrower bonds (collectively "CMBS bonds"), collateralized debt obligations ("CDOs") and other securities. The Company also originates conduit loans which the Company intends to sell through its TRS into CMBS securitization transactions. The Company also owns real estate that was either acquired by the Company through foreclosure, deed-in-lieu of foreclosure or that was purchased for investment.
Investment Objectives
Our objective is to provide our common shareholders attractive, risk-adjusted returns through a stable dividend and capital growth.
Investment Strategies and Policies
We have four investment strategies. Our first and primary strategy is to originate, acquire and manage a diversified portfolio of commercial real estate debt, including first mortgage loans, subordinate loans, mezzanine loans and participations in such loans. We expect that our portfolio of debt investments will be secured by real estate located within and outside the United States and diversified by property type and geographic location. Our second strategy is to invest in real estate securities, such as CMBS, CMBS bonds, senior unsecured debt of publicly-traded REITs and CDO notes. Our third strategy is to originate conduit loans and sell them through our TRS business into CMBS securitization transactions. Our fourth strategy is to maximize cash flows from real estate acquired by the Company through foreclosure and deed-in-lieu of foreclosure, and purchases of real estate that generally are, or will be, subject to a triple net lease.

Commercial Real Estate Debt
We originate, fund, acquire and structure commercial real estate debt, including first mortgage loans, mezzanine loans, bridge loans, and other loans related to commercial real estate. We may also acquire some equity participations in the underlying collateral of commercial real estate debt. We structure, underwrite, and originate most of our investments. We use conservative underwriting criteria to focus on risk adjusted returns based on several factors, which may include the leverage point, debt service coverage and sensitivity, lease sustainability studies, market and economic conditions, quality of the underlying collateral and location, reputation and track record of the borrower, and a clear exit or refinancing plan for the borrower. Our underwriting process involves comprehensive financial, structural, operational, and legal due diligence to assess any risks in connection with making such investments so that we can optimize pricing and structuring. By originating loans directly, we are able to structure and underwrite loans that satisfy our standards, establish a direct relationship with the borrower, and utilize our own preferred documentation. Described below are some of the types of loans we may originate or acquire. In addition, although we generally prefer the benefits of new origination, market conditions can create situations where holders of commercial real estate debt may be in distress and are therefore willing to sell to us at prices that compensate us for the lack of control typically associated with directly structured investments.
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
B-notes
B-notes consist of subordinate mortgage loans, including structurally subordinated first mortgage loans and junior participations in first mortgage loans or participations in these types of assets. Like first mortgage loans, these loans generally finance the acquisition, refinancing, rehabilitation or construction of commercial real estate. Subordinated mortgage loans or B-notes may be either short (one-to-five years) or long (up to ten years) term, may be fixed or floating rate, and are predominantly current-pay loans. We may originate or acquire current-pay subordinated mortgage loans or B-notes backed by high quality properties that fit our investment strategy. We may create subordinated mortgage loans by tranching our directly originated first mortgage loans generally through syndications of senior first mortgages or we may buy such assets directly from third party originators.
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

Equity Participations or “Kickers”
We may pursue equity participation opportunities in connection with our commercial real estate debt originations if we believe that the risk-reward characteristics of the loan merit additional upside participation related to the potential appreciation in value of the underlying assets securing the loan. Equity participations can be paid in the form of additional interest, exit fees, percentage of sharing in refinance or resale proceeds or warrants in the borrower. Equity participation can also take the form of a conversion feature, sometimes referred to as a "kicker," which permits the lender to convert a loan or preferred equity investment into common equity in the borrower at a negotiated premium to the current net asset value of the borrower. We expect to generate additional revenues from any equity participations in which we invest as a result of excess cash flows being distributed or as appreciated properties are sold or refinanced.
Real Estate Securities
In addition to our focus on origination of and investments in commercial real estate debt, we may also acquire real estate securities, such as CMBS, CMBS bonds, CDO notes, and equity investments in entities that own commercial real estate.
CMBS & CMBS Bonds
CMBS and CMBS bonds are securities that are collateralized by, or evidence ownership interests in, a single commercial mortgage loan or a partial or entire pool of mortgage loans secured by commercial properties. CMBS and CMBS bonds are generally pass-through certificates that represent beneficial ownership interests in common law trusts whose assets consist of defined portfolios of one or more commercial mortgage loans. They are typically issued in multiple tranches whereby the more senior classes are entitled to priority distributions of specified principal and interest payments from the trust’s underlying assets. The senior classes are often securities which, if rated, would have ratings ranging from low investment grade “BBB-” to higher investment grades “A,” “AA” or “AAA.” The junior, subordinated classes typically would include one or more non-investment grade classes which, if rated, would have ratings below investment grade “BBB.” Losses and other shortfalls from expected amounts to be received on the mortgage pool are borne first by the most subordinate classes, which receive payments only after the more senior classes have received all principal and/or interest to which they are entitled. We may invest in senior or subordinated, investment grade or non-investment grade CMBS and CMBS bonds, as well as unrated CMBS and CMBS bonds.
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
Conduit Loans
The Company originates Conduit loans which the Company intends to sell through its TRS into CMBS securitization transactions at a profit. The Conduit loans are typically fixed-rate commercial real estate loans and are long-term (up to ten years), and are predominantly current-pay loans.

Ownership of Properties and Other Possible Investments
Although we expect that most of our investments will be of the types described above, we may make other investments. For example, we own and expect in the future to own real estate acquired by the Company through foreclosure and deed-in-lieu of foreclosure, or from purchases of real estate that generally are, or will be, subject to a triple net lease. We may also invest in whatever other types of interests in real estate-related assets that we believe are in our best interest which may include the commercial real property underlying our debt investments as a result of a loan workout, foreclosure or similar circumstances.
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
Borrowing Strategies and Policies
Our financing strategy primarily includes the use of secured repurchase agreement facilities for loans, securities and securitizations. We also may raise capital through public or private offerings of our equity securities, including through our effective shelf registration statement or our “at-the-market” sales program. In addition to our current mix of financing sources, we may also access additional forms of financings, including credit facilities, and public or private secured and unsecured debt issuances by us or our subsidiaries.
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

Human Capital Resources
As of December 31, 2024, we had no employees. Our executive officers serve as officers of our Advisor and are employed by an affiliate of our Advisor. The employees of the Advisor and other affiliates of the Advisor perform a full range of real estate services for us, including origination, acquisitions, accounting, legal, asset management, wholesale brokerage, and investor relations services. We are dependent on these affiliates for services that are essential to us, including asset acquisition decisions, and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
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
We routinely use our investor relations website, at www.fbrtreit.com, as a primary channel for disclosing key information to our investors. We may use our website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, filings with the SEC, public conference calls, presentations, and webcasts.
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
•limiting our ability to access the capital markets to raise additional equity or refinance maturing debt on favorable terms or fund acquisitions;
•limiting the amount of cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses;
•making us more vulnerable to economic or industry downturns, including interest rate increases or sustained high interest rate environments; and
•placing us at a competitive disadvantage compared to less leveraged competitors.
Moreover, we may be required to raise substantial additional capital to execute our business strategy. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. If we are unable to obtain additional financing, our credit ratings could be adversely affected, which could further raise our borrowing costs and further limit our future access to capital and our ability to satisfy our obligations under our indebtedness.
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

We may need to periodically access the capital markets to, among other things, raise cash to fund new loans and investments. Unfavorable economic conditions or capital market conditions may increase our funding costs, limit our access to the capital markets or result in a decision by our potential lenders not to extend credit. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings and liquidity. Additional equity issuances in the capital markets on unfavorable terms could also be dilutive to our existing stockholders. In addition, any dislocation or weakness in the capital and credit markets could adversely affect our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with financing or to increase the costs of that financing. Further, as regulatory capital requirements imposed on our lenders are increased, they may be required to limit, or increase the cost of, financing they provide to us. In general, this could potentially increase our financing costs and reduce our liquidity or require us to sell assets at an inopportune time or price. We cannot make assurances that we will be able to obtain any additional financing on favorable terms or at all.
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
Further, such borrowings may require us to maintain a certain amount of cash reserves or to set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations. In addition, such short-term borrowing facilities may limit the length of time that any given asset may be used as eligible collateral, and these short-term borrowing arrangements may also be restricted to financing certain types of assets, such as first mortgage loans, which could impact our asset allocation. As a result, we may not be able to leverage our assets as fully as we would like, which could reduce our return on assets. If we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.
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
Our operating results may be adversely affected by a number of risks generally incident to holding real estate and real estate debt, including, without limitation:
•natural disasters, such as hurricanes, earthquakes and floods, which we expect to increase in strength and frequency due to climate change;
•acts of war or terrorism, or criminal violence, including the consequences of terrorist attacks and other such acts;
•adverse changes in national and local economic and real estate conditions;
•adverse changes in economic and market conditions related to pandemics and health crises, such as COVID-19;
•an oversupply of (or a reduction in demand for) space in the areas where properties securing our loans are located and the attractiveness of particular properties to prospective tenants;
•changes in interest rates and availability of permanent mortgage funds that may render the sale of property difficult or unattractive;

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
Loans on properties in transition will involve a greater risk of loss than conventional mortgage loans.
We primarily invest in transitional loans to borrowers who are typically seeking short-term capital to be used in an acquisition or rehabilitation of a property. If the borrower’s plans or projections with respect to the property are not achieved, some of which, including renovations or expansions, carry heightened risks, the borrower may not receive a sufficient return on the asset to satisfy our transitional loan, and we bear the risk that we may not recover some or all of our investment. In addition, borrowers usually use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to risks of a borrower’s inability to obtain such permanent financing, including due to the broader availability of conventional mortgages at amenable rates.
Our success depends on the availability of attractive investment opportunities.
Our loans typically have a term of about three to five years. As a result, a significant amount of our invested capital is repaid at loan maturity each year. Our operating results are dependent upon our ability to identify, structure, consummate, leverage, manage and realize attractive returns on, new loans and other investments. In general, the availability of attractive investment opportunities and, consequently, our operating results, is affected by the level and volatility of interest rates, conditions in the financial markets, general economic conditions, the demand for investment opportunities in our target assets and the supply of capital for such investment opportunities. We cannot assure you that we will be successful in identifying and consummating attractive investments or that such investments, once made, will perform as anticipated.
Delays in liquidating defaulted commercial real estate debt investments could reduce our investment returns.
When we originate or acquire commercial real estate debt investments and there are defaults under those debt investments, we may not be able to repossess and sell the properties securing the commercial real estate debt investment quickly. Foreclosure of a loan can be an expensive and lengthy process that can have a negative effect on our return on the foreclosed loan. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses, including but not limited to lender liability claims, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take several years or more to resolve. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of the assets under the defaulted loans. Furthermore, an action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede our ability to foreclose on or sell the property securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan.
Operating and disposing of properties acquired through foreclosure subject us to additional risks that could harm our results of operations.
The size of our real estate owned portfolio acquired through foreclosure has increased in recent years. We have in the past and we may in the future be forced to operate foreclosed properties for a substantial period, which can be a distraction for our management team and may require us to pay significant costs associated with such properties. Owning and operating real property involves risks that are different (and in many ways more significant) than the risks faced in owning a loan secured by that property. The costs associated with operating and redeveloping the property, including any operating shortfalls and significant capital expenditures, could materially and adversely affect our results of operations, financial condition and liquidity. We may also be subject to environmental liabilities arising from such properties acquired in the foreclosure process. In addition, at such time that we elect to sell such foreclosed property, the liquidation proceeds upon sale of the underlying real estate may not be sufficient to recover our cost basis, resulting in a loss to us. Furthermore, any costs or delays involved in the maintenance or liquidation of the underlying property will further reduce the net proceeds and, thus, increase the loss.

Subordinate commercial real estate debt that we originate or acquire could expose us to greater losses.
We acquire and originate subordinate commercial real estate debt, including subordinate mortgage and mezzanine loans and participations in such loans. These types of investments may involve a higher degree of risk than the type of assets that constitute the majority of our commercial real estate debt investments, first mortgage loans secured by real property. In the event a borrower declares bankruptcy, we may not be able to fully realize on the assets of the borrower, or the assets of that borrower may not be sufficient to fully satisfy both the first mortgage loan and our subordinate debt investment. If a borrower defaults on our subordinate debt or on debt senior to ours, or in the event of a borrower bankruptcy, our subordinate debt will be satisfied only after the senior debt is paid in full. Where debt senior to our debt investment exists, the presence of intercreditor arrangements may limit our ability to amend our debt agreements, assign our debt, accept prepayments, exercise our remedies (through “standstill periods”) and control decisions made in bankruptcy proceedings relating to our borrowers. As a result, we may not recover some or all of our investment. In addition, real properties with subordinate debt may have higher loan-to-value ratios than conventional debt, resulting in less equity in the real property and increasing the risk of loss of principal and interest.
We may be subject to risks associated with construction lending, such as declining real estate values, cost overruns and delays in completion.
Our commercial real estate debt portfolio may include loans made to developers to construct prospective projects. The primary risks to us of construction loans are the potential for cost overruns, the developer’s failing to meet a project delivery schedule and the inability of a developer to sell or refinance the project at completion in accordance with its business plan and repay our commercial real estate loan due to declining real estate values. These risks could cause us to have to fund more money than we originally anticipated to complete the project. We may also suffer losses on our commercial real estate debt if the developer is unable to sell the project or refinance our commercial real estate debt investment.
Jurisdictions with one action or security first rules or anti-deficiency legislation may limit the ability to foreclose on a property or to realize the obligation secured by the property by obtaining a deficiency judgment.
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
We generally require that the borrowers under our commercial real estate debt investments obtain comprehensive insurance covering the mortgaged property, including liability, fire and extended coverage. However, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods and hurricanes that may be uninsurable or not economically insurable. Climate change is likely to exacerbate the frequency and severity of these types of events. We may not require borrowers to obtain certain types of insurance if it is deemed commercially unreasonable. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might result in insurance proceeds being inadequate to replace a property if it is damaged or destroyed. Under such circumstances, the insurance proceeds, if any, might not be adequate to restore the economic value of the property, which might impair our security interest and decrease the value of the property.
We invest in CMBS and CMBS bonds, which may include subordinate securities, which entails certain risks.
We invest in a variety of CMBS and CMBS bonds, which may include subordinate securities that are subject to the first risk of loss if any losses are realized on the underlying mortgage loans. CMBS and CMBS bonds entitle the holders thereof to receive payments that depend primarily on the cash flow from a specified pool of commercial or multifamily mortgage loans. Consequently, CMBS and CMBS bonds may be adversely affected by payment defaults, delinquencies and losses on the underlying commercial real estate loans. Furthermore, if the rental and leasing markets deteriorate, it could reduce cash flow from the loan pools underlying our CMBS and CMBS bonds investments. The CMBS and CMBS bonds market is dependent upon liquidity for refinancing and could be negatively impacted by a slowdown in the new issue CMBS and CMBS bonds market. In addition, the value of CMBS and CMBS bonds may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole.
Additionally, CMBS and CMBS bonds are subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. Additional risks may be presented by the type and use of a particular commercial property. For example, special risks are presented by hospitals, nursing homes, hospitality properties and certain other property types. Commercial property values and net operating income are subject to volatility, which may result in net operating income becoming insufficient to cover debt service on the related commercial real estate loan, particularly if the current economic environment deteriorates. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project rather than upon the liquidation value of the underlying real estate. Furthermore, the net operating income from and value of any commercial property are subject to various risks. The exercise of remedies and successful realization of liquidation proceeds relating to CMBS and CMBS bonds may be highly dependent upon the performance of the servicer or special servicer. Expenses of enforcing the underlying commercial real estate loans (including litigation expenses) and expenses of protecting the properties securing the commercial real estate loans may be substantial. Consequently, in the event of a default or loss on one or more commercial real estate loans contained in a securitization, we may not recover a portion or all of our investment.
We may not control the special servicing of the mortgage loans underlying the CMBS and CMBS bonds in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.
Overall control over the special servicing of the underlying mortgage loans of the CMBS and CMBS bonds may be held by a directing certificate holder, which is appointed by the holders of the most subordinate class of such CMBS and CMBS bonds. We ordinarily do not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions that could adversely affect our interests.
We invest in CDOs and such investments involve significant risks.
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
We have significant competition with respect to our origination and acquisition of assets with many other companies, including other REITs, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors, many of which have greater resources than we, and may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Many of our competitors are not subject to the operating constraints associated with REIT rule compliance or maintenance of an exclusion from registration under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns.
This competition may cause us to pay higher prices for investments or originate loans with more generous terms than we would otherwise agree to. If this occurs, our investors may experience a lower return on their investment.
Our due diligence may not reveal all material issues relating to our origination or acquisition of a particular investment.
Before making an investment, we assess the strength and skills of the management of the borrower or the operator of the property and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important with respect to newly organized or private entities because there may be little or no information publicly available about the entity. However, even if we conduct extensive due diligence on a particular investment, there can be no assurance that this diligence will uncover all material issues relating to such investment, that the information provided by the borrower is truthful or accurate, or that factors outside of our control will not later arise. If our due diligence fails to identify material issues, we have had to in the past and may in the future have to write-down or write-off assets, restructure our investment or incur impairment or other charges that could result in our reporting losses. Charges of this nature could contribute to negative market perceptions about us or our shares of common stock.
We may be unable to restructure loans in a manner that we believe maximizes value, particularly if we are one of multiple creditors in large capital structures.
In order to maximize value in the current environment, we may be more likely to extend and work out a loan, rather than pursue foreclosure. However, in situations where there are multiple creditors in large capital structures, it can be particularly difficult to assess the most likely course of action that a lender group or the borrower may take and it may also be difficult to achieve consensus among the lender group as to major decisions. Consequently, there could be a wide range of potential principal recovery outcomes, the timing of which can be unpredictable, based on the strategy pursued by a lender group and/or by a borrower. These multiple creditor situations tend to be associated with larger loans. If we are one of a group of lenders, we may be a lender on a subordinated basis, and may not independently control the decision making. Consequently, we may be unable to restructure a loan in a manner that we believe would maximize value.
We may be subject to risks associated with future advance obligations, such as declining real estate values and operating performance.
Our commercial real estate debt portfolio may include loans that require us to advance future funds. Future funding obligations subject us to significant risks that the property may have declined in value, projects to be completed with the additional funds may have cost overruns and the borrower may be unable to generate enough cash flow, or sell or refinance the property, to repay our commercial real estate loan due. We could determine that we need to fund more money than we originally anticipated to maximize the value of our investment even though there is no assurance that such determination would, in fact, be the best course of action.
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
Our provision for credit losses is evaluated on a quarterly basis. Our determination of provision for credit losses requires us to make certain estimates and judgments, which may be difficult to determine. Our estimates and judgments are based on a number of factors, including projected cash flows from the collateral securing our commercial real estate debt, debt structure, including the availability of reserves and recourse guarantees, likelihood of repayment in full at the maturity of a loan, potential for refinancing and expected market discount rates for varying property types, loan-to-value (“LTV”), and reasonable and supportable forecasts that affect the collectability of the reported amount. Our estimates and judgments may not be correct and, therefore, our results of operations and financial condition could be severely impacted.

Accounting Standards Update 2016-13, “Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments (Topic 326),” which replaced the “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss model (“CECL”) became effective for us on January 1, 2020. Under the CECL model, we are required to provide allowances for credit losses on certain financial assets carried at amortized cost, such as loans held-for-investment and held-to-maturity debt securities, including related future funding commitments and accrued interest receivable. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and forward looking information through the use of projected macroeconomic scenarios over the reasonable and supportable forecasts. This measurement takes place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter. This differs significantly from the “incurred loss” model previously required under GAAP, which delayed recognition until it was probable a loss had been incurred. Accordingly, the adoption of the CECL model has materially affected how we determine our credit loss provision and required us to significantly increase our allowance and recognize provisions for credit losses earlier in the lending cycle. Moreover, the CECL model created more volatility in the level of our credit loss provisions. If we are required to materially increase our future level of credit loss allowances for any reason, such increase could adversely affect our business, results of operations, liquidity and financial conditions.
Any credit ratings assigned to our investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.
Some of our investments may be rated by rating agencies. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be downgraded or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value and liquidity of those investments could significantly decline, which would adversely affect the value of our investment portfolio.
When we acquire companies, we face risks related to integrating the acquired company in a manner that allows us to achieve the synergies and other benefits of the acquisition or do so within the anticipated time frame.
From time to time, we may acquire other companies, such as our 2021 acquisition of Capstead Mortgage Corp. Our acquisition of companies can create significant risks, including:
•issues related to the acquired business that were not identified in our diligence review prior to acquisition;
•the significant management attention and resources we would need to devote to integrating the acquired business, including any employees of the acquired company;
•costs associated with retaining key employees of the acquired business;
•legal and regulatory burdens associated with the acquired business; and
•potential stockholder dilution as a result of the consideration paid.
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
We directly and indirectly utilize non‑recourse securitizations, and such structures expose us to risks that could result in losses to us.
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
We rely on the Advisor and the executive officers and other key real estate professionals employed by our Advisor to identify suitable investment opportunities for us. The Advisor and its employees are subject to very limited restrictions on engaging in investment and investment management activities that are unrelated to us and compete with us. The Advisor currently manages other investment programs that share similar investment objectives with us and target similar investments as us, including Franklin BSP Real Estate Debt, Inc. (a non-traded REIT) and two private funds, and may in the future advise additional competing investment programs (together, the “Other Funds”). Some investment opportunities that are suitable for the Other Funds. Thus, the executive officers and real estate professionals of the Advisor could direct attractive investment opportunities to other entities or investors, including the Other Funds. In addition, we have in the past and expect in the future to engage in transactions with the Other Funds, including co-investment transactions, and these transactions may not be on terms as favorable as transactions with unaffiliated third parties. Such events could result in us investing in assets that provide less attractive returns, which may reduce our ability to make distributions. In addition, the fees paid to the Advisor by the Other Funds differ from the fees we pay pursuant to the Advisory Agreement, and these differences could create incentives for the Advisor to favor the Other Funds.
The Advisor and its employees face competing demands relating to their time, and this may cause our operating results to suffer.
The Advisor and its employees are engaged in investment and investment management activities unrelated to us, including with respect to the Other Funds. We cannot provide any assurances regarding the amount of time our Advisor and its employees will dedicate to the management of our business. Each of our officers is also an employee of our Advisor, who has now or may be expected to have significant responsibilities for the Other Funds. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. If this occurs, the returns on our investments may suffer.
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
Our Advisor maintains a contractual as opposed to a fiduciary relationship with us. Our Advisor’s liability is limited under our Advisory Agreement, and we have agreed to indemnify our Advisor against certain liabilities.
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
The circumstances under which we can terminate our Advisory Agreement for cause are limited and do not include performance. Termination of our Advisory Agreement without cause would be difficult and costly. The Advisory Agreement may be terminated each year without cause upon the affirmative vote of at least two-thirds of our independent directors, based upon a determination that (i) our Advisor’s performance is unsatisfactory and materially detrimental to us or (ii) the base management fee and annual incentive fee payable to our Advisor are not fair (provided that in this instance, our Advisor will be afforded the opportunity to renegotiate the management fee and incentive fees prior to termination). We are required to provide our Advisor with 180 days prior notice of any such termination. Additionally, upon such a termination, or if we materially breach the Advisory Agreement and our Advisor terminates our Advisory Agreement, the Advisory Agreement provides that we will pay our Advisor a termination fee equal to three times the sum of the average annual base management fee and the average annual incentive fee paid or payable to the Advisor during the 24-month period immediately preceding the most recently completed calendar quarter prior to the termination. These provisions increase the cost to us of terminating the Advisory Agreement and adversely affect our ability to terminate our Advisor without cause.
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
Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis:
•Our compliance depends upon the characterization of our assets and income for REIT purposes, as well as the relative values of our assets, some of which are not susceptible to a precise determination and for which we typically do not obtain independent appraisals. Moreover, we invest in certain assets with respect to which the rules applicable to REITs may be particularly difficult to interpret or to apply, including the rules applicable to financing arrangements that are structured as sale and repurchase agreements; mezzanine loans; and investments in real estate mortgage loans that are acquired at a discount, subject to work-outs or modifications, or reasonably expected to be in default at the time of acquisition. If the Internal Revenue Service (“IRS”) challenged our treatment of investments for purposes of the REIT asset and income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.
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
Even if we qualify as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property. For example:
•In order to qualify as a REIT, we must distribute annually at least 90% of our “REIT taxable income” (determined before the deduction of dividends paid and excluding net capital gains) to our stockholders. To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed income. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets, and it is possible that we might be required to borrow funds or sell assets to fund these distributions.
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
Securitizations in the form of bonds or notes secured principally by mortgage loans generally result in the creation of taxable mortgage pools (“TMPs”) for U.S. federal income tax purposes. The debt securities issued by TMPs are sometimes referred to as “collateralized mortgage obligations” (“CMOs”). We have issued CMOs through TMPs. Unless a TMP is wholly-owned by a REIT, it is subject to taxation as a corporation. However, so long as a REIT owns 100% of the equity interests in a TMP, the TMP will not be taxed as a corporation. Instead, certain categories of the REIT’s stockholders, such as foreign stockholders eligible for treaty or sovereign benefits, stockholders with net operating losses, and generally tax-exempt stockholders that are subject to unrelated business income tax, may be subject to taxation, or to increased taxes, on any portion, known as “excess inclusions,” of their dividend income from the REIT that is attributable to the TMP, but only to the extent that the REIT actually distributes “excess inclusions” to them. We intend not to distribute “excess inclusions,” but to pay the tax on “excess inclusions” ourselves. Notwithstanding our intention to try to avoid distributions to our stockholders of “excess inclusions,” it is possible that some portion of our dividends to our stockholders may be so characterized.
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
The REIT provisions of the Internal Revenue Code may limit our ability to effectively hedge our assets and operations. Under the REIT provisions, any income that we generate from hedging transactions will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges: (i) interest rate risk on liabilities incurred to carry or acquire real estate assets; or (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable U.S. Department of Treasury regulations (“Treasury Regulations”). Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
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
Our debt and securities investments may be materially affected by changes in the real estate market and economy in general. As a result, many of the terms of our debt and the mortgage loans underlying our securities may be modified to avoid taking title to a property. Under the Internal Revenue Code, if the terms of a loan are modified in a manner constituting a “significant modification,” such modification triggers a deemed exchange of the original loan for the modified loan. In general, under applicable Treasury Regulations if a loan is secured by real property and other property and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan determined as of the date we agreed to acquire the loan or the date we significantly modified the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the REIT 75% gross income test, but will be qualifying income for purposes of the REIT 95% gross income test. Although the law is not entirely clear, a portion of the loan will likely be a non-qualifying asset for purposes of the REIT 75% asset test. The non-qualifying portion of such a loan would be subject to, among other requirements, the requirement that a REIT not hold securities possessing more than 10% of the total value of the outstanding securities of any one issuer (“10% Value Test”).
IRS Revenue Procedure 2014-51 provides a safe harbor pursuant to which we will not be required to redetermine the fair market value of real property securing a loan for purposes of the gross income and asset tests discussed above in connection with a loan modification that is: (i) occasioned by a borrower default; or (ii) made at a time when we reasonably believe that the modification to the loan will substantially reduce a significant risk of default on the original loan. No assurance can be provided that all of our loan modifications have or will qualify for the safe harbor in Revenue Procedure 2014-51. To the extent we significantly modify loans in a manner that does not qualify for that safe harbor, we will be required to redetermine the value of the real property securing the loan at the time it was significantly modified. In determining the value of the real property securing such a loan, we generally will not obtain third-party appraisals, but rather will rely on internal valuations. No assurance can be provided that the IRS will not successfully challenge our internal valuations. If the terms of our debt investments and the mortgage loans underlying our CMBS are “significantly modified” in a manner that does not qualify for the safe harbor in Revenue Procedure 2014-51 and the fair market value of the real property securing such loans has decreased significantly, we could fail the REIT 75% gross income test, the 75% asset test and/or the 10% Value Test. Unless we qualified for relief under certain Internal Revenue Code cure provisions, such failures could cause us to fail to continue to qualify as a REIT.
Changes to the U.S. federal income tax laws, including the enactment of certain tax reform measures, could have a material and adverse effect on us.
U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect. Changes to the U.S. federal income tax laws, including the possibility of major tax legislation, could have a material and adverse effect on us or our stockholders. We cannot predict whether, when, to what extent or with what effective dates new U.S. federal tax laws, regulations, interpretations or rulings will be issued. Prospective investors are urged to consult their tax advisors regarding the effect of potential changes to the U.S. federal tax laws on an investment in our stock.

Risks Related to an Investment in Franklin BSP Realty Trust, Inc.
Public health crises have adversely impacted, and may in the future adversely impact, our business and the business of many of our borrowers.
Public health crises can have repercussions across domestic and global economies and financial markets. For example, the COVID-19 pandemic resulted in many governmental authorities imposing significant restrictions on businesses and individuals that triggered economic consequences, including high unemployment, then high inflation, that resulted in challenging operating conditions for many businesses, particularly in the retail (including restaurants), office and hospitality sectors. These actions directly and indirectly adversely affected the financing markets and resulted in margin calls from our lenders, which we satisfied.
The extent to which pandemics and similar health crises impact our or our borrowers’ operations will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the crises, treatment developments and government responses to the events. The inability of our borrowers to meet their loan obligations and/or borrowers filing for bankruptcy protection as a result of these events would reduce our cash flows, which would impact our ability to pay dividends to our stockholders.
We may be unable to maintain or increase cash distributions over time, or may decide to reduce the amount of distributions for business reasons.
There are many factors that can affect the amount and timing of cash distributions to stockholders. The amount of cash available for distributions is affected by many factors, such as the cash provided by the Company's investments and obligations to repay indebtedness as well as many other variables. There is no assurance that the Company will be able to pay or maintain the current level of distributions or that distributions will increase over time. In certain prior periods, quarterly distributions have been in excess of our quarterly earnings. Distributions in excess of earnings decrease the book value per share of common stock. The Company cannot give any assurance that returns from the investments will be sufficient to maintain or increase cash available for distributions to stockholders. Actual results may differ significantly from the assumptions used by the board of directors in establishing the distribution rate to stockholders. The Company may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially adversely affect the value of our securities.
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
As reliance on technology in our industry has increased, so have the risks posed to the systems of our Advisor and other parties that provide us or the Advisor with services essential to our operations, both internal and outsourced. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.
The remediation costs and lost revenues experienced by a victim of a cyber-incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches.
Although the Advisor and other parties that provide us with services essential to our operations intend to continue to implement industry-standard security measures, there can be no assurance that those measures will be sufficient. We and the Advisor continue to face ongoing and increasing cybersecurity risks which may materially affect us in the future and there can be no assurance that our or the Advisor’s cybersecurity efforts and measures will be effective or that attempted cybersecurity incidents or disruptions would not be successful or damaging. Any material adverse effect experienced by the Advisor and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.
Further information relating to cybersecurity risk management is discussed in Item 1C. “Cybersecurity” in this report.
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
Information Technology and Cybersecurity Risks
We have no employees and rely on the Advisor, a wholly-owned subsidiary of Franklin Templeton, to manage our day-to-day operations pursuant to the Advisory Agreement. Therefore, we rely heavily on Franklin Templeton’s information systems and their program for defending against and responding to cybersecurity threats and incidents. Franklin Templeton maintains a robust cybersecurity defense program, including a dedicated cybersecurity team led by its Chief Security Officer (“CISO”). The CISO, who reports directly to the Franklin Templeton Executive Vice President, Chief Risk and Transformation Officer, has 30 years of experience in the information technology and cybersecurity field and has been at Franklin Templeton for 13 years. The CISO provides regular briefings for our senior management team on cybersecurity matters, including threats, events, and program enhancements.
In the event of an incident which jeopardizes the confidentiality, integrity, or availability of the information technology systems the Advisor uses to provide services to us pursuant to the Advisory Agreement, Franklin Templeton’s cybersecurity team utilizes a regularly updated cybersecurity incident response plan that was developed based on, and is periodically benchmarked to, applicable third-party cybersecurity standards and frameworks. Pursuant to that plan and its escalation protocols, designated personnel are responsible for assessing the severity of the incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing the reporting obligations associated with the incident, and performing post-incident analysis and program improvements. While the particular personnel assigned to an incident response team will depend on the particular facts and circumstances, the response team is led by the CISO or his delegee. In addition, the Audit Committee approved a Company policy that supplements the Franklin Templeton incident response plan with respect to cybersecurity incidents that have impacted or are expected to impact the Company, including by impacting the Advisor’s ability to provide services to the Company pursuant to the Advisory Agreement. Pursuant to this policy the Advisor and Franklin Templeton are required to notify and brief Company senior management and the Audit Committee with respect to certain matters related to applicable cybersecurity incidents. The policy also designates responsibility to specified members of our senior management for Company disclosure determinations related to the incident.
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
Prevention and Preparation
Franklin Templeton undertakes regular internal and external security audits and vulnerability assessments to reduce the risk of a cybersecurity incident and they implement business continuity, contingency and recovery plans to mitigate the impact of an incident. As part of these efforts, Franklin Templeton periodically engages consultants to conduct external reviews of its vulnerabilities, including penetration testing and compromise assessments. Franklin Templeton employs identity and access management including broad adoption of multifactor authentication, geo-location blocking, behavior analytics and controls aligned to a zero trust model.
Franklin Templeton and the Advisor recognize that threat actors frequently target employees to gain unauthorized access to information systems. Therefore, a key element of their prevention efforts is employee training on their data privacy and cyber security procedures. For example, new hires receive mandatory privacy and information security training. In addition, current employees of the Advisor must complete mandatory annual cybersecurity and data trainings, which are supplemented by regular phishing and other cyber-related awareness activities and trainings that we conduct throughout the year.
We recognize that third parties that provide information systems used by the Advisor to provide services to the Company can be subject to cybersecurity incidents that could impact the Company. To mitigate third party risk, Franklin Templeton requires third party vendors to comply with our confidentiality, security, and privacy requirements. Third-party IT vendors are also subject to additional diligence such as questionnaires and inquiries.
As discussed above, to support its preparedness Franklin Templeton has an incident response plan that it periodically updates. In addition, Franklin Templeton performs regularly scheduled tabletop exercises and periodic drills at least once a year to test its incident response procedures, identify improvement opportunities and exercise team preparedness. Franklin Templeton also maintains cybersecurity insurance providing coverage for certain costs related to security failures and specified cybersecurity-related incidents that interrupt our network or networks of our vendors, in all cases up to specified limits and subject to certain exclusions.
Detection and Analysis
Cybersecurity incidents may be detected through a variety of means, which may include, but are not limited to, automated event-detection notifications or similar technologies which are monitored by the Franklin Templeton cyber defense team, notifications from employees, borrowers or service providers, and notifications from third party information technology system providers. Franklin Templeton also has a threat intelligence program that performs proactive analyses leveraging internal, government and third party provided intelligence to identify and mitigate risks to the firm. Once a potential cybersecurity incident is identified, including a third party cybersecurity event, the incident response team designated pursuant to the Franklin Templeton incident response plan follows the procedures set forth in the plan to investigate the potential incident, including determining the nature of the event and assessing the severity of the event..
Containment, Eradication, Recovery, and Reporting
In the event of a cybersecurity incident, the Franklin Templeton incident response team is responsible for deciding on a containment strategy to respond to the cybersecurity incident consistent with the procedures in the incident response plan.
Once a cybersecurity incident is contained the focus shifts to remediation. Eradication and recovery activities depend on the nature of the cybersecurity incident and may include rebuilding systems and/or hosts, replacing compromised files with clean versions or validation of files or data that may have been affected.
Franklin Templeton has relationships with a number of third party service providers to assist with cybersecurity containment and remediation efforts.
Following the conclusion of an incident, the Franklin Templeton incident response team will generally reassess the effectiveness of the cybersecurity program and incident response plan, identify potential adjustments as appropriate and report to our senior management and Audit Committee on these matters.

Cybersecurity Risks
As of December 31, 2024, we are not aware of any instances of material cybersecurity incidents that impacted the Company in the last three years. We and our Advisor routinely face risks of potential incidents, whether through cyber-attacks or cyber intrusions over the Internet, ransomware and other forms of malware, computer viruses, attachment to emails, phishing attempts, extortion or other scams; however, we have been able to prevent or sufficiently mitigate harm from such risks. See “Item 1A–Risk Factors–Our business could suffer in the event our Advisor or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.”
Item 2. Properties.
Our headquarters are located in a leased space at 1 Madison Avenue, New York, New York 10010, which were recently relocated from a different leased space at 1345 Avenue of the Americas, Suite 32A, New York, New York 10105.
The Company, through foreclosure, deed-in-lieu of foreclosure, or purchase, possesses certain real estate owned ("REO") as long-lived assets held for investment or as long-lived assets held for sale. See "Note 2. Summary of Significant Accounting Policies" to our consolidated financial statements included in this Annual Report on Form 10-K for additional disclosures on the classification of these assets and "Note 5. Real Estate Owned" for a summary of the Company's real estate owned, held for investment assets as of December 31, 2024.
Item 3. Legal Proceedings.
Please refer to “Litigation and Regulatory Matters” in "Note 10 - Commitments and Contingencies" to the consolidated financial statements included in this report. The Company believes that these proceedings, individually or in the aggregate, will not have a material impact on the Company’s financial condition, operating results or cash flows.
Loan Fraud Lawsuit
The Company originated a loan in April 2022 secured by a portfolio of 24 properties net leased to Walgreens (the “Collateral Properties”). As described in more detail in Part I, Item 3, "Legal Proceedings" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, due to the sponsor’s fraud and default under the loan the Company foreclosed on all of the Collateral Properties in 2022 and 2023. The Company has sold the majority of the Collateral Properties, continues to market the remainder for sale, and continues to actively pursue its civil remedies. Note that the collectability, if any, of legal judgments we have achieved to date and that we may achieve in the future is not currently determinable.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange ("NYSE"), under the symbol "FBRT." On February 19, 2025, the last sales price for our common stock on the NYSE was $13.21 per share.
Holders
As of February 19, 2025, we had 2,719 registered holders of our common stock. The 2,719 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.
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
Stock Performance Graph
Our common stock began trading on the NYSE under the symbol “FBRT” on October 19, 2021. The following graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Standard & Poor's 1500 (the "S&P 1500"), and the FTSE NAREIT Mortgage REITS Index (the "FTSE Mortgage REIT Index"), a published industry index, from October 19, 2021 to December 31, 2024. The FTSE Mortgage REIT Index is comprised of companies that are similar to us in size with large market capitalizations and is historically comparable to the Bloomberg Mortgage Index. The graph assumes that $100 was invested on October 19, 2021 in our common stock, the S&P 1500 and the FTSE Mortgage REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Total Return Performance
FBRT
FTSE Mortgage REIT Index
S&P 1500
Index Value
140
130
120
110
100
90
80
70
10/19/21
12/31/21
12/31/22
12/31/23
12/31/24

	Period Ending
Index	10/19/2021	12/31/2021	12/31/2022	12/31/2023	12/31/2024
FBRT	$100.00	$89.91	$85.93	$100.10	$103.62
FTSE Mortgage REIT Index	$100.00	$94.70	$69.74	$80.34	$80.51
S&P 1500	$100.00	$105.52	$85.11	$108.79	$134.83
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
There were no purchases of the Company's common stock under the share repurchase program for the three months ended December 31, 2024 and subsequent to December 31, 2024, respectively. As of February 19, 2025, $31.1 million remains available under the Company’s share repurchase program.
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
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans which the Company intends to sell through its TRS into CMBS securitization transactions. Historically this business has focused primarily on CMBS, CMBS bonds, CDOs and other securities. The Company also owns real estate that was either acquired by the Company through foreclosure or deed-in-lieu of foreclosure, or that was purchased for investment.
Book Value Per Share
The following table calculates the Company's book value per share as of December 31, 2024 and 2023 (in thousands, except share and per share amounts):

	December 31, 2024	December 31, 2023
Stockholders' equity applicable to common stock	$1,253,820	$1,300,372
Shares:
Common stock	81,788,091	81,942,656
Restricted stock and restricted stock units	1,278,698	809,257
Total outstanding shares	83,066,789	82,751,913
Book value per share	$15.09	$15.71

The following table calculates the Company's fully-converted book value per share as of December 31, 2024 and 2023 (in thousands, except share and per share amounts):

	December 31, 2024	December 31, 2023
Stockholders' equity applicable to convertible common stock	$1,343,568	$1,390,120
Shares:
Common stock	81,788,091	81,942,656
Restricted stock and restricted stock units	1,278,698	809,257
Series H convertible preferred stock	5,370,498	5,370,498
Total outstanding shares	88,437,287	88,122,411
Fully-converted book value per share(1)(2)	$15.19	$15.77
________________________
(1) Fully-converted book value per share reflects full conversion of our outstanding series of convertible preferred stock and vesting of our outstanding equity compensation awards.
(2) Excluding the amounts for accumulated depreciation and amortization of real property of $13.8 million and $9.4 million as of December 31, 2024 and 2023, respectively, would result in a fully-converted book value per share of $15.35 and $15.88 as of December 31, 2024 and 2023, respectively.
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
Set forth below is a summary of the critical accounting estimates that management believes are important to the preparation of our financial statements and require complex management judgment. The Company’s significant accounting policies, including recently issued accounting pronouncements, are more fully described in Note 2 – Summary of Significant Accounting Policies to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.
Credit Losses - Estimating Credit Losses
General allowance for credit losses
The general allowance for credit losses for the Company’s financial instruments carried at amortized cost and off-balance sheet credit exposures, such as loans held for investment and unfunded loan commitments, represents a lifetime estimate of expected credit losses. Factors considered by the Company when determining the general allowance for credit losses reserve include loan-specific characteristics such as LTV ratio, vintage year, loan term, property type, occupancy and geographic location, financial performance of the borrower, expected payments of principal and interest, as well as internal or external information relating to past events, current conditions and forward looking information through the use of projected macroeconomic scenarios over the reasonable and supportable forecasts.
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

In measuring the general allowance for credit losses for financial instruments, such as loans held for investment and unfunded loan commitments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the provision for credit losses is calculated as the product of PD, LGD and exposure at default (“EAD”). The Company’s model to determine the general allowance for credit losses principally utilizes historical loss rates derived from a commercial mortgage backed securities database with historical losses from 2002 to 2021 provided by a reputable third party, forecasting the loss parameters based on a projected macroeconomic scenario using a probability-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by an immediate reversion to average historical losses.
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
•The real estate owned business represents real estate acquired by the Company through foreclosure, deed-in-lieu of foreclosure, or purchase.
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended
	December 31, 2024			December 31, 2023
	Average Carrying Value(1)	Interest Income/Expense(2)(3)	Avg Yield/Financing Cost(4)	Average Carrying Value(1)	Interest Income/Expense(2)(3)	Avg Yield/Financing Cost(4)
Interest-earning assets:
Real estate debt(5)	$5,176,062	$502,298	9.7%	$5,038,267	$530,116	10.5%
Real estate conduit	37,081	5,469	14.7%	16,408	2,244	13.7%
Real estate securities	214,881	17,128	8.0%	260,425	17,323	6.7%
Total	$5,428,024	$524,895	9.7%	$5,315,100	$549,683	10.3%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$457,916	$41,516	9.1%	$573,530	$54,564	9.5%
Other financing and loan participation - commercial mortgage loans	16,336	968	5.9%	59,519	5,478	9.2%
Repurchase Agreements - real estate securities	216,082	13,214	6.1%	244,469	14,118	5.8%
Collateralized loan obligations	3,595,162	275,289	7.7%	3,165,612	223,686	7.1%
Unsecured debt	81,345	7,484	9.2%	85,613	7,731	9.0%
Total	$4,366,841	$338,471	7.8%	$4,128,743	$305,577	7.4%
Net interest income/spread		$186,424	1.9%		$244,106	2.9%
Average leverage %(6)	80.4%			77.7%
Weighted average levered yield(7)			17.6%			20.6%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the years ended December 31, 2024 and 2023, respectively.
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
Interest Income
Interest income for the years ended December 31, 2024 and 2023, totaled $526.1 million and $552.5 million, respectively, a decrease of $26.4 million. The decrease was primarily due to the recognition of a non-recurring item of $20.4 million of interest income from the sale of a Brooklyn hotel asset in the second quarter of 2023, coupled with an increase in the number of non-performing loans in 2024, which averaged $190.9 million in principal for the year ended December 31, 2024. As of December 31, 2024, our portfolio consisted of (i) 155 commercial mortgage loans, held for investment, (ii) 11 real estate securities, available for sale, measured at fair value, and (iii) three commercial mortgage loans, held for sale, measured at fair value. As of December 31, 2023, our portfolio consisted of (i) 144 commercial mortgage loans, held for investment and (ii) seven real estate securities, available for sale, measured at fair value.

Interest Expense
Interest expense for the years ended December 31, 2024 and 2023 totaled $338.5 million and $305.6 million, respectively, an increase of $32.9 million. The increase was primarily due to an increase of $429.6 million in the average carrying value of our collateralized loan obligations ("CLOs") coupled with an increase in deferred fee amortization due to the utilization of expected duration of our CLOs compared to contractual duration, partially offset by a decrease of $144.0 million in the average carrying values of our repurchase agreements - commercial mortgage loans and real estate securities.
Revenue from Real Estate Owned
Revenue from real estate owned for the years ended December 31, 2024 and 2023 totaled $22.8 million and $17.0 million, respectively. The $5.8 million increase was primarily the result of rental income from obtaining possession of additional multifamily properties brought on as real estate owned, through foreclosure or deed-in-lieu of foreclosure, for the year ended December 31, 2024.
Provision/(Benefit) for Credit losses
Provision for credit losses for the years ended December 31, 2024 and 2023 totaled $35.7 million and $33.7 million, respectively.
General benefit for credit losses was $0.3 million for the year ended December 31, 2024 compared to a general provision of $21.4 million for the year ended December 31, 2023. The $21.7 million decrease in general reserve was primarily due to the portfolio turnover of older vintage loans with newly originated loans coupled with a more favorable macro-economic outlook compared to the preceding period.
For the year ended December 31, 2024, the increase in specific reserve of $36.0 million was primarily related to two non-performing loans collateralized by office properties located in Colorado and Georgia. For the year ended December 31, 2023, the increase in specific reserve of $12.3 million, compared to the prior year, was primarily related to one office loan located in Oregon.
Realized Gain/(Loss) on Extinguishment of Debt
The Company did not realize a gain or loss on extinguishment of debt for the year ended December 31, 2024. Realized gain on extinguishment of debt for the year ended December 31, 2023 of $2.2 million was primarily related to the redemption of $17.5 million par value unsecured debt at a price equal to 75% of par value coupled with the repurchase of the Class E notes in our BSPRT 2021-FL7 CLO and $8.3 million of bonds of our BSPRT 2019-FL5 CLO partially offset by the redemption of BSPRT 2019-FL5.
Realized Gain/(Loss) on Real Estate Securities, Available for Sale
Realized gain on real estate securities, available for sale for the year ended December 31, 2024 of $0.1 million was primarily related to the sale of six CMBS bonds. Realized gain on real estate securities, available for sale for the year ended December 31, 2023 of $0.1 million was primarily related to the sale of 12 CMBS bonds.
Realized Gain/(Loss) on Sale of Commercial Mortgage Loans, Held for Investment
Realized gain on commercial mortgage loans, held for investment, for the year ended December 31, 2024 of $0.1 million was related to the disposition of two senior and one mezzanine commercial mortgage loans. The Company did not have any dispositions of commercial mortgage loans for the year ended December 31, 2023.
Realized Gain/(Loss) on Sale of Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Realized gain on commercial mortgage loans, held for sale, measured at fair value for the year ended December 31, 2024 of $13.1 million was related to the sale of $271.2 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $284.3 million. Realized gain on commercial mortgage loans, held for sale, measured at fair value for the year ended December 31, 2023 of $3.9 million was related to the sale of $118.1 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $122.1 million.
Gain/(Loss) on Other Real Estate Investments
Loss on other real estate investments for the year ended December 31, 2024 was $8.0 million primarily due to sales and write offs related to the Walgreens Portfolio coupled with the onboarding of real estate owned, held for sale multifamily properties. This is compared to a loss of $7.1 million for the year ended December 31, 2023 related to a sale of one real estate owned, held for sale property located in New Rochelle, NY resulting in a loss of $1.2 million in addition to impairments of our real estate owned, held for sale assets of $1.9 million related to the St. Louis, MO office property and $4.0 million related to the Walgreens Portfolio.
Unrealized Gain/(Loss) on Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
The Company did not have any commercial mortgage loans, held for sale, measured at fair value held in an unrealized gain or loss position as of December 31, 2024 and 2023. For the year ended December 31, 2023, unrealized gain on commercial mortgage loans, held for sale, measured at fair value was $43.8 thousand primarily related to the reversal of unrealized gain/loss on sales of commercial real estate loans into the CMBS securitization market.
Trading Gain/(Loss)
The Company did not hold any trading securities as of December 31, 2024 and 2023. Trading loss for the year ended December 31, 2023 of $0.6 million was attributable to principal paydowns, changes in market values and gains on sales of residential adjustable-rate mortgage pass-through securities (“ARM Agency Securities” or “ARMs”) issued and guaranteed by government-sponsored enterprises or by an agency of the federal government ARM.
Net Result from Derivative Transactions
Net result from derivative transactions for the year ended December 31, 2024 of a $0.2 million loss was composed of a realized loss of $1.3 million due primarily to the termination and settlement of credit default swaps and treasury yields, partially offset by an unrealized gain of $1.1 million. This is compared to a net gain on our derivative portfolio of $0.9 million composed of a realized gain of $1.0 million due primarily to the termination and settlement of interest rate swap positions partially offset by an unrealized loss of $0.1 million for the year ended December 31, 2023.
(Provision)/Benefit for Income Tax
Provision for income tax for the year ended December 31, 2024 was $1.1 million compared to a benefit of $2.8 million for the year ended December 31, 2023. The difference is due to changes in taxable income/loss in our TRS segment.
Net (Income)/Loss Attributable to Non-controlling Interest
Net loss attributable to non-controlling interest in our consolidated joint ventures for the years ended December 31, 2024 and 2023 totaled $3.5 million and $0.7 million, respectively.
Preferred Share Dividends
Preferred share dividends were $27.0 million for the years ended December 31, 2024 and 2023.
Expenses from Operations
Expenses from operations for the years ended December 31, 2024 and 2023 consisted of the following (dollars in thousands):

	Year Ended
	December 31, 2024	December 31, 2023
Asset management and subordinated performance fee	$25,958	$33,847
Acquisition expenses	996	1,241
Administrative services expenses	9,707	14,440
Professional fees	14,508	15,270
Share-based compensation	8,173	4,761
Depreciation and amortization	5,630	7,128
Other expenses	21,472	11,135
Total expenses from operations	$86,444	$87,822
For the year ended December 31, 2024, we incurred asset management and subordinated performance fees and administrative services expenses of $26.0 million and $9.7 million, respectively, which are payable to our Advisor under our asset management agreement. For the year ended December 31, 2024 compared to 2023, asset management and incentive fees decreased due to the decrease in net income and applicable equity used to calculate the performance fee, coupled with a decrease in administrative services expenses due to less time spent on asset workout. Refer to Note 11 - Related Party Transactions and Arrangements for a summary of the Company's Advisory Agreement with the Advisor and a description of how our fees are calculated.
The decrease in operating expense was partially offset by (i) an increase in share-based compensation due to equity awards issued under the Company's 2021 Incentive Plan during the year ended December 31, 2024 and (ii) an increase in other expenses related to property operating expenses and third party management fees incurred in order to operate various real estate owned investments in our portfolio.

Comparison of the Three Months Ended December 31, 2024 to the Three Months Ended September 30, 2024
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended December 31, 2024 and three months ended September 30, 2024 (dollars in thousands):

	Three Months Ended
	December 31, 2024			September 30, 2024
	Average Carrying Value(1)	Interest Income/Expense(2)(3)	Avg Yield/Financing Cost(4)(5)	Average Carrying Value(1)	Interest Income/Expense(2)(3)	Avg Yield/Financing Cost(4)(5)
Interest-earning assets:
Real estate debt	$5,022,042	$122,976	9.8%	$5,296,465	$127,550	9.6%
Real estate conduit	12,732	608	19.1%	44,073	1,761	16.0%
Real estate securities	198,443	3,738	7.5%	218,223	4,432	8.1%
Total	$5,233,217	$127,322	9.7%	$5,558,761	$133,743	9.6%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$181,560	$4,640	10.2%	$767,481	$16,767	8.7%
Other financing and loan participation - commercial mortgage loans	12,865	197	6.1%	12,865	197	6.1%
Repurchase Agreements - real estate securities	219,091	3,104	5.7%	247,022	3,901	6.3%
Collateralized loan obligations	3,873,849	70,784	7.3%	3,418,656	67,122	7.9%
Unsecured debt	81,383	1,803	8.9%	81,358	1,897	9.3%
Total	$4,368,748	$80,528	7.4%	$4,527,382	$89,884	7.9%
Net interest income/spread		$46,794	2.3%		$43,859	1.7%
Average leverage %(6)	83.5%			81.4%
Weighted average levered yield(7)			21.7%			17.0%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the three months ended December 31, 2024 and September 30, 2024, respectively.
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
Interest Income
Interest income for the three months ended December 31, 2024 and September 30, 2024 totaled $127.8 million and $134.1 million, respectively, a decrease of $6.3 million. The decrease was primarily due to an approximate 59 basis point decrease in daily average SOFR and SOFR equivalent rates coupled with a $274.4 million decrease in the average carrying value of our real estate debt. As of December 31, 2024, our portfolio consisted of (i) 155 commercial mortgage loans, held for investment, (ii) 11 real estate securities, available for sale, measured at fair value, and (iii) three commercial mortgage loans, held for sale, measured at fair value. As of September 30, 2024, our portfolio consisted of (i) 157 commercial mortgage loans, held for investment and (ii) ten real estate securities, available for sale, measured at fair value.
Interest Expense
Interest expense for the three months ended December 31, 2024 and September 30, 2024 totaled $80.5 million and $89.9 million, respectively, a decrease of $9.4 million due primarily to a decrease of $585.9 million in the carrying value of our repurchase agreements - commercial mortgage loans, partially offset by an increase of $455.2 million in the average carrying value of our collateralized loan obligations.

Revenue from Real Estate Owned
For the three months ended December 31, 2024 and September 30, 2024, revenue from real estate owned was $8.7 million and $5.4 million, respectively. The $3.3 million increase was primarily the result of rental income from onboarding multifamily properties brought on as real estate owned, through foreclosure or deed-in-lieu of foreclosure, during the three months ended December 31, 2024.
(Provision)/Benefit for Credit losses
Provision for credit losses was $0.9 million during the three months ended December 31, 2024 compared to a benefit of $0.3 million during the three months ended September 30, 2024.
For the three months ended December 31, 2024 and September 30, 2024, general benefit for credit losses was $1.6 million and $0.8 million, respectively, an increase in benefit of $0.8 million primarily due to the portfolio turnover of older vintage loans with newly originated loans coupled with a more favorable macro-economic outlook compared to the preceding period.
For the three months ended December 31, 2024 and September 30, 2024, specific provision for credit losses was $2.5 million and $0.5 million, respectively. For the three months ended December 31, 2024, the specific provision was primarily related to a non-performing loan collateralized by a multifamily property located in Texas. For the three months ended September 30, 2024, the specific provision was primarily related to foreclosures on multifamily properties located in Oklahoma and North Carolina.
Realized Gain/(Loss) on Real Estate Securities, Available for Sale
The Company did not realize a gain or loss on real estate securities, available for sale for the three months ended December 31, 2024. Realized gain on real estate securities, available for sale for the three months ended September 30, 2024 of $0.1 million was primarily related to the sale of two CMBS bonds.
Realized Gain/(Loss) on Sale of Commercial Mortgage Loans, Held for Investment
Realized gain on commercial mortgage loans, held for investment, for the three months ended December 31, 2024 of $0.1 million was related to the disposition of two senior and one mezzanine commercial mortgage loans. The Company did not record any realized gains or losses on dispositions of commercial mortgage loans for the three months ended September 30, 2024.
Realized Gain/(Loss) on Sale of Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
The Company did not realize any gain or loss on commercial mortgage loans, held for sale, measured at fair value for the three months ended December 31, 2024. Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended September 30, 2024 of $6.2 million was related to the sale of $131.6 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $137.8 million.
Gain/(Loss) on Other Real Estate Investments
Gain on other real estate investments for the three months ended December 31, 2024 was $0.5 million primarily due to the onboarding of real estate owned, held for sale, multifamily properties partially offset by losses on the sales of three, held for sale, multifamily properties and one, held for sale, retail property from our Walgreens Portfolio. This is compared to a loss of $2.2 million for the three months ended September 30, 2024 primarily due to write offs related to the Walgreens Portfolio coupled with the onboarding of real estate owned, held for sale, multifamily properties.
Unrealized Gain/(Loss) on Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
The Company did not have any commercial mortgage loans, held for sale, measured at fair value held in an unrealized gain or loss position as of December 31, 2024. Unrealized loss on commercial mortgage loans, held for sale, measured at fair value, for the three months ended September 30, 2024 was $0.6 million which is attributable to the reversal of previous unrealized gains due to sales into the CMBS securitization market.

Net Result from Derivative Transactions
Net result from derivative transactions for the three months ended December 31, 2024 of a $1.0 million gain was composed primarily of unrealized gains on mark to market on credit default swaps, treasury note futures, and options. This is compared to a net loss on our derivative portfolio of $1.3 million composed of a realized loss of $1.6 million primarily related to the termination and settlement of credit default swaps and treasury note futures, partially offset by an unrealized gain of $0.3 million for the three months ended September 30, 2024.
(Provision)/Benefit for Income Tax
Provision for income tax for each of the three months ended December 31, 2024 and September 30, 2024, was $0.2 million.
Net (Income)/Loss Attributable to Non-controlling Interest
Net loss attributable to non-controlling interest in our consolidated joint ventures for the three months ended December 31, 2024 and September 30, 2024 totaled $0.4 million and $1.4 million, respectively.
Expenses from operations
Expenses from operations for the three months ended December 31, 2024 and September 30, 2024 consisted of the following (dollars in thousands):

	Three Months Ended
	December 31, 2024	September 30, 2024
Asset management and subordinated performance fee	$6,935	$4,906
Acquisition expenses	308	255
Administrative services expenses	2,342	3,801
Professional fees	2,972	3,588
Share-based compensation	2,153	2,134
Depreciation and amortization	1,409	1,387
Other expenses	10,197	5,709
Total expenses from operations	$26,316	$21,780
For the three months ended December 31, 2024, we incurred asset management and subordinated performance fees and administrative services expenses of $6.9 million and $2.3 million, respectively, which are payable to our Advisor under our asset management agreement. For the three months ended December 31, 2024 compared to September 30, 2024, asset management and incentive fees increased due to actual net income surpassing previously projected net income, while administrative services expenses decreased due to increases of non-reimbursable expenses. Refer to Note 11 - Related Party Transactions and Arrangements for a summary of the Company's Advisory Agreement with the Advisor and a description of how our fees are calculated.
The increase in operating expense was also partially related to an increase in other expenses due to expenses related to property operating expenses and third party management fees incurred in order to operate various real estate owned investments in our portfolio.

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022
See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on February 26, 2024, for a discussion of the comparison of the year ended December 31, 2023 to the year ended December 31, 2022.

Portfolio
As of December 31, 2024 and 2023, our portfolio consisted of 155 and 144 commercial mortgage loans, held for investment, respectively. The commercial mortgage loans held for investment, net of allowance for credit losses, as of December 31, 2024 and 2023, had a total carrying value of $4,908.7 million and $4,989.8 million, respectively. As of December 31, 2024, our commercial mortgage loans, held for sale, measured at fair value, were comprised of three loans with a total fair value of $87.3 million. As of December 31, 2023, the Company did not hold any commercial mortgage loans, held for sale, measured at fair value. As of December 31, 2024 and 2023, we had $203.0 million and $242.6 million, respectively, of real estate securities, available for sale, measured at fair value. As of December 31, 2024 and 2023, our real estate owned, held for investment portfolio was composed of three properties, with carrying values of $113.2 million and $115.8 million, respectively. As of December 31, 2024 and 2023, we had twelve and twenty-three properties classified as real estate owned, held for sale, respectively, with combined carrying values of $222.9 million and $103.7 million, respectively.
As of December 31, 2024, we had three loans (one secured by a multifamily property and two secured by office properties), designated as non-performing status with a total amortized cost of $133.2 million. As of December 31, 2023, we had two loans, designated as non-performing status with a total amortized cost of $78.2 million. As of December 31, 2024, three loans designated as non-performing and put on cost recovery status were determined to have a combined $31.2 million specific allowance for credit losses. During the year ended December 31, 2023, no specific allowance for credit losses were recorded on the two non-performing loans, all of which were senior mortgage notes secured by multifamily properties.
As of December 31, 2024 and 2023, our commercial mortgage loans, held for investment, excluding commercial mortgage loans on non-performing status, had a weighted average coupon of 8.0% and 9.2%, respectively, and a weighted average remaining life of 1.1 years and 0.9 years, respectively.

The following charts summarize our commercial mortgage loans, held for investment, by coupon rate type, collateral type geographical region and state as of December 31, 2024 and 2023:

Rate Type - December 31, 2024
6.9%
93.1%
Fixed
Floating

Rate Type - December 31, 2023
2.0%
98.0%
Fixed
Floating

Collateral Type - December 31, 2024
6.8%
0.9%
14.6%
2.5%
3.7%
71.5%
Multifamily
Hospitality
Retail
Office
Industrial
Other

Collateral Type - December 31, 2023
1.5%
0.7%
13.3%
2.3%
5.4%
76.8%
Multifamily
Hospitality
Retail
Office
Industrial
Other

An investments region classification is defined according to the below map based on the location of investments secured property.

Region - December 31, 2024
2.3%
3.5%
5.8%
2.4%
3.4%
6.1%
37.6%
38.9%
Southwest
Southeast
Mideast
Far West
Great Lakes
Rocky Mountain
New England
Various

Region - December 31, 2023
1.5%
1.3%
5.2%
3.2%
2.3%
9.0%
38.1%
39.4%
Southwest
Southeast
Mideast
Far West
Great Lakes
Rocky Mountain
New England
Various

State - December 31, 2024
4.6%
3.9%
5.8%
18.5%
3.6%
5.4%
12.3%
33.6%
12.3%
Texas
North Carolina
Florida
Georgia
New York
Various
South Carolina
Arizona
All Other

State - December 31, 2023
4.6%
4.7%
5.3%
3.2%
5.7%
10.9%
13.0%
33.4%
19.2%
Texas
Florida
New York
South Carolina
All Other
North Carolina
Georgia
Various
Arizona

The following charts show the par value by contractual maturity year for the investments in our portfolio as of December 31, 2024 and 2023:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of December 31, 2024 (dollars in thousands):

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4)(5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 1	2	Hospitality	Louisiana	21,477	21,477	6/28/2018	9/9/2025	1M SOFR Term + 4.25%	8.58%	68.8%
Senior Debt 2	2	Hospitality	Michigan	12,816	12,816	9/17/2019	10/9/2025	1M SOFR Term + 4.41%	8.74%	56.4%
Senior Debt 3	2	Hospitality	New York	4,805	4,805	7/9/2019	7/9/2025	1M SOFR Term + 5.25%	9.58%	47.7%
Senior Debt 4	2	Office	Arizona	13,766	13,766	11/22/2019	6/9/2025	1M SOFR Term + 4.00%	8.33%	70.9%
Senior Debt 5	5	Office	Georgia	23,444	22,837	12/17/2019	1/9/2026	1M SOFR Term + 2.25%	6.58%	64.9%
Senior Debt 6	2	Manufactured Housing	Arkansas	1,270	1,270	4/22/2020	5/9/2025	5.50%	5.50%	62.8%
Senior Debt 7	3	Office	Texas	16,703	16,703	10/6/2020	10/9/2025	Adj. 1M SOFR Term + 4.50%	8.95%	47.9%
Senior Debt 8	2	Office	Massachusetts	60,917	60,861	10/8/2020	10/9/2025	5.15%	5.15%	52.5%
Senior Debt 9	3	Office	Michigan	25,559	25,559	10/14/2020	4/9/2026	1M SOFR Term + 2.81%	8.13%	66.0%
Senior Debt 10	2	Multifamily	Texas	11,412	11,412	1/22/2021	2/9/2026	Adj. 1M SOFR Term + 4.55%	9.00%	73.0%
Senior Debt 11	5	Office	Colorado	44,913	43,650	3/1/2021	3/9/2026	5.50%	5.50%	53.9%
Senior Debt 12	2	Multifamily	Texas	34,190	34,190	3/5/2021	3/9/2025	1M SOFR Term + 4.10%	8.43%	78.2%
Senior Debt 13	2	Multifamily	Texas	54,650	54,650	3/16/2021	5/9/2025	1M SOFR Term + 4.00%	8.33%	71.6%
Senior Debt 14	2	Multifamily	Texas	14,436	14,436	3/15/2021	1/9/2025	Adj. 1M SOFR Term + 3.39%	7.84%	70.6%
Senior Debt 15	3	Multifamily	Texas	19,519	19,519	3/25/2021	1/9/2025	Adj. 1M SOFR Term + 3.60%	8.05%	70.8%
Senior Debt 16	2	Multifamily	Texas	43,246	43,241	4/1/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	7.40%	71.6%
Senior Debt 17	2	Hospitality	Louisiana	25,700	25,700	4/15/2021	5/9/2026	Adj. 1M SOFR Term + 5.60%	10.05%	61.0%
Senior Debt 18	2	Mixed Use	Washington	32,500	32,500	6/30/2021	1/9/2026	Adj. 1M SOFR Term + 3.70%	8.15%	69.7%
Senior Debt 19	3	Multifamily	Texas	74,858	74,843	3/31/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	7.40%	72.6%
Senior Debt 20	3	Multifamily	Texas	20,450	20,450	4/22/2021	5/9/2026	Adj. 1M SOFR Term + 3.35%	7.80%	67.7%
Senior Debt 21	2	Multifamily	Texas	35,466	35,462	4/1/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	7.40%	71.7%
Senior Debt 22	3	Multifamily	North Carolina	35,116	35,095	7/22/2021	3/9/2027	Adj. 1M SOFR Term + 5.00%	9.45%	—%
Senior Debt 23	2	Multifamily	Texas	16,222	16,222	10/6/2021	10/9/2026	Adj. 1M SOFR Term + 3.75%	8.20%	76.9%
Senior Debt 24	3	Multifamily	Texas	34,647	34,647	9/20/2021	1/9/2025	Adj. 1M SOFR Term + 3.64%	8.09%	66.0%
Senior Debt 25	2	Multifamily	South Carolina	67,500	67,500	9/20/2021	10/9/2026	Adj. 1M SOFR Term + 3.25%	7.70%	77.1%
Senior Debt 26	2	Multifamily	Georgia	10,087	10,087	9/22/2021	10/9/2026	Adj. 1M SOFR Term + 3.75%	8.20%	70.0%
Senior Debt 27	2	Multifamily	Texas	26,584	26,584	9/30/2021	10/9/2025	Adj. 1M SOFR Term + 3.20%	7.65%	77.3%
Senior Debt 28	2	Hospitality	Texas	17,122	17,122	9/30/2021	10/9/2026	Adj. 1M SOFR Term + 5.25%	9.70%	61.0%
Senior Debt 29	2	Multifamily	Texas	54,832	54,832	11/23/2021	12/9/2025	Adj. 1M SOFR Term + 3.10%	7.55%	67.2%
Senior Debt 30	3	Multifamily	Arizona	37,355	37,355	11/16/2021	12/9/2026	Adj. 1M SOFR Term + 2.90%	7.35%	72.0%
Senior Debt 31	3	Multifamily	Texas	67,171	67,171	10/29/2021	11/9/2026	Adj. 1M SOFR Term + 2.85%	7.30%	70.6%
Senior Debt 32	2	Multifamily	South Carolina	61,100	61,100	11/10/2021	11/9/2026	Adj. 1M SOFR Term + 3.35%	7.80%	78.0%
Senior Debt 33	2	Multifamily	Texas	47,394	47,334	11/9/2021	11/9/2026	Adj. 1M SOFR Term + 2.75%	7.20%	68.1%
Senior Debt 34	2	Multifamily	Texas	58,680	58,680	12/10/2021	1/9/2027	Adj. 1M SOFR Term + 3.45%	7.90%	74.8%
Senior Debt 35	3	Multifamily	Kentucky	14,933	14,933	11/19/2021	1/9/2027	Adj. 1M SOFR Term + 3.20%	7.65%	62.4%
Senior Debt 36	3	Multifamily	Texas	38,151	38,151	11/22/2021	1/9/2027	Adj. 1M SOFR Term + 3.00%	7.45%	73.3%
Senior Debt 37	3	Multifamily	Texas	69,415	69,415	11/30/2021	1/9/2027	Adj. 1M SOFR Term + 2.88%	7.33%	74.8%
Senior Debt 38	5	Multifamily	Texas	66,742	66,742	11/30/2021	1/9/2027	Adj. 1M SOFR Term + 2.88%	7.33%	75.5%
Senior Debt 39	2	Multifamily	Texas	18,500	18,500	12/30/2021	1/9/2027	1M SOFR Term + 3.50%	7.83%	71.7%
Senior Debt 40	3	Multifamily	Pennsylvania	22,240	22,240	12/16/2021	1/9/2027	1M SOFR Term + 2.96%	7.29%	79.4%
Senior Debt 41	2	Multifamily	Texas	31,428	31,428	12/16/2021	1/9/2027	1M SOFR Term + 3.20%	7.53%	74.2%
Senior Debt 42	2	Multifamily	Florida	78,584	78,414	12/21/2021	1/9/2027	1M SOFR Term + 3.45%	7.78%	78.8%
Senior Debt 43	3	Multifamily	North Carolina	81,247	81,245	12/15/2021	8/9/2026	1M SOFR Term + 2.00%	6.33%	76.1%
Senior Debt 44	2	Multifamily	North Carolina	24,000	24,000	12/17/2021	1/9/2027	1M SOFR Term + 3.10%	7.43%	72.7%
Senior Debt 45	3	Multifamily	Texas	37,605	37,605	5/12/2022	2/9/2027	1M SOFR Term + 3.55%	7.88%	66.2%
Senior Debt 46	2	Multifamily	Georgia	23,855	23,855	1/28/2022	2/9/2027	1M SOFR Term + 2.95%	7.28%	65.6%
Senior Debt 47	2	Multifamily	North Carolina	10,978	10,978	1/14/2022	2/9/2027	1M SOFR Term + 3.30%	7.63%	75.7%
Senior Debt 48	3	Hospitality	North Carolina	10,800	10,798	1/19/2022	2/9/2027	1M SOFR Term + 5.30%	9.63%	68.2%
Senior Debt 49	2	Multifamily	Florida	82,000	82,000	2/10/2022	2/9/2027	1M SOFR Term + 3.20%	7.53%	74.5%
Senior Debt 50	2	Industrial	Arizona	55,000	55,000	3/15/2022	3/9/2027	1M SOFR Term + 3.50%	7.83%	70.1%
Senior Debt 51	2	Multifamily	Texas	39,571	39,571	3/14/2022	3/9/2027	1M SOFR Term + 3.10%	7.43%	74.1%
Senior Debt 52	2	Multifamily	Arizona	34,859	34,859	3/2/2022	3/9/2027	1M SOFR Term + 2.95%	7.28%	63.1%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4)(5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 53	2	Multifamily	North Carolina	85,500	85,500	2/24/2022	3/9/2027	1M SOFR Term + 3.15%	7.48%	69.6%
Senior Debt 54	2	Multifamily	North Carolina	31,900	31,900	3/29/2022	4/9/2027	1M SOFR Term + 3.30%	7.63%	76.9%
Senior Debt 55	2	Hospitality	Colorado	41,000	40,913	5/20/2022	6/9/2027	1M SOFR Term + 7.05%	11.38%	—%
Senior Debt 56	2	Multifamily	Texas	49,088	48,895	7/20/2022	4/9/2027	1M SOFR Term + 6.75%	11.08%	—%
Senior Debt 57	2	Hospitality	Georgia	50,926	50,926	3/30/2022	4/9/2027	1M SOFR Term + 4.90%	9.23%	61.1%
Senior Debt 58	2	Hospitality	New York	15,750	15,718	11/8/2022	11/9/2027	1M SOFR Term + 5.34%	9.67%	57.7%
Senior Debt 59	3	Multifamily	Nevada	35,950	35,950	6/3/2022	7/9/2025	1M SOFR Term + 7.05%	11.38%	62.4%
Senior Debt 60	4	Multifamily	Virginia	56,616	56,579	4/29/2022	5/9/2027	1M SOFR Term + 3.95%	8.28%	73.2%
Senior Debt 61	3	Multifamily	Texas	30,187	30,187	10/21/2022	11/9/2026	7.00%	7.00%	70.9%
Senior Debt 62	3	Multifamily	North Carolina	57,159	57,159	8/23/2022	7/9/2028	1M SOFR Term + 6.70%	11.03%	46.5%
Senior Debt 63	2	Multifamily	Texas	12,841	12,841	5/2/2022	5/9/2027	1M SOFR Term + 3.55%	7.88%	67.7%
Senior Debt 64	2	Industrial	Florida	18,724	18,724	9/13/2022	9/9/2027	1M SOFR Term + 4.90%	9.23%	64.6%
Senior Debt 65	3	Multifamily	Texas	28,979	28,979	5/26/2022	6/9/2027	1M SOFR Term + 3.65%	7.98%	71.0%
Senior Debt 66	3	Multifamily	Texas	16,967	16,967	5/26/2022	6/9/2028	1M SOFR Term + 3.65%	7.98%	73.9%
Senior Debt 67	3	Multifamily	North Carolina	44,583	44,583	6/1/2022	6/9/2027	1M SOFR Term + 2.75%	7.08%	75.9%
Senior Debt 68	2	Multifamily	Georgia	66,750	66,750	6/14/2022	6/9/2027	1M SOFR Term + 3.45%	7.78%	71.6%
Senior Debt 69	2	Hospitality	District of Columbia	39,525	39,454	8/2/2022	8/9/2027	1M SOFR Term + 5.00%	9.33%	71.2%
Senior Debt 70	2	Multifamily	Pennsylvania	27,865	27,683	2/17/2023	9/9/2026	1M SOFR Term + 6.31%	10.64%	—%
Senior Debt 71	2	Hospitality	Alabama	18,219	18,219	9/20/2022	10/9/2027	1M SOFR Term + 5.75%	10.08%	62.1%
Senior Debt 72	2	Hospitality	Texas	31,600	31,600	1/31/2023	11/9/2027	1M SOFR Term + 7.50%	11.83%	6.2%
Senior Debt 73	2	Multifamily	North Carolina	49,990	49,989	12/29/2022	1/9/2028	1M SOFR Term + 4.20%	8.53%	70.1%
Senior Debt 74	2	Multifamily	South Carolina	50,800	50,800	12/2/2022	12/9/2027	1M SOFR Term + 3.75%	8.08%	64.6%
Senior Debt 75	2	Multifamily	South Carolina	14,635	14,633	12/16/2022	1/9/2027	1M SOFR Term + 4.25%	8.58%	68.1%
Senior Debt 76	3	Multifamily	Arizona	55,500	55,468	4/10/2023	4/9/2026	1M SOFR Term + 3.85%	8.18%	44.7%
Senior Debt 77	2	Hospitality	Various	111,000	110,758	2/9/2023	2/9/2028	1M SOFR Term + 4.90%	9.23%	53.6%
Senior Debt 78	2	Multifamily	Texas	14,750	14,718	6/28/2024	7/9/2029	1M SOFR Term + 2.80%	7.13%	71.5%
Senior Debt 79	3	Multifamily	District of Columbia	21,700	21,670	6/30/2023	7/9/2027	1M SOFR Term + 3.95%	8.28%	29.4%
Senior Debt 80	2	Manufactured Housing	Florida	23,905	23,845	7/28/2023	8/9/2028	1M SOFR Term + 4.25%	8.58%	43.2%
Senior Debt 81	2	Multifamily	New York	19,793	19,863	6/28/2023	7/9/2028	4.75%	4.75%	85.7%
Senior Debt 82	2	Multifamily	Texas	78,996	78,866	8/1/2023	8/9/2028	1M SOFR Term + 3.20%	7.53%	58.7%
Senior Debt 83	2	Hospitality	Florida	24,384	24,294	8/10/2023	8/9/2028	1M SOFR Term + 5.45%	9.78%	72.8%
Senior Debt 84	2	Hospitality	Georgia	12,420	12,355	8/17/2023	9/9/2028	1M SOFR Term + 4.85%	9.18%	53.5%
Senior Debt 85	2	Industrial	South Carolina	13,562	13,265	3/21/2024	10/9/2027	1M SOFR Term + 4.75%	9.50%	—%
Senior Debt 86	2	Multifamily	Texas	38,750	38,664	10/18/2023	11/9/2026	1M SOFR Term + 4.50%	9.00%	62.4%
Senior Debt 87	2	Hospitality	Florida	31,300	31,149	10/17/2023	11/9/2028	1M SOFR Term + 4.25%	8.59%	48.9%
Senior Debt 88	2	Multifamily	Texas	42,750	42,656	10/17/2023	11/9/2026	1M SOFR Term + 3.85%	8.18%	61.4%
Senior Debt 89	2	Multifamily	Texas	19,429	19,327	10/12/2023	10/9/2028	1M SOFR Term + 3.20%	7.53%	55.1%
Senior Debt 90	2	Multifamily	Texas	22,500	22,500	12/6/2023	12/9/2026	1M SOFR Term + 3.75%	8.50%	63.6%
Senior Debt 91	2	Hospitality	Tennessee	41,194	41,045	11/14/2023	12/9/2028	1M SOFR Term + 3.65%	7.98%	50.0%
Senior Debt 92	2	Multifamily	Texas	36,380	36,339	2/14/2024	2/9/2025	9.00%	9.00%	84.4%
Senior Debt 93	2	Hospitality	Colorado	28,512	28,392	2/5/2024	2/9/2029	1M SOFR Term + 4.50%	8.83%	41.6%
Senior Debt 94	2	Hospitality	Nevada	25,750	25,668	12/15/2023	1/9/2028	1M SOFR Term + 3.95%	8.28%	42.4%
Senior Debt 95	2	Industrial	California	11,105	10,716	3/19/2024	10/6/2026	11.99%	11.99%	8.6%
Senior Debt 96(8)	2	Multifamily	Florida	—	—	2/12/2024	8/9/2028	1M SOFR Term + 5.50%	—%	—%
Senior Debt 97	2	Multifamily	Florida	50,750	50,603	2/9/2024	8/9/2026	1M SOFR Term + 3.75%	8.08%	56.7%
Senior Debt 98	3	Multifamily	Texas	79,515	79,210	2/16/2024	3/9/2029	1M SOFR Term + 3.65%	7.98%	53.3%
Senior Debt 99	2	Industrial	Various	111,953	111,542	4/5/2024	4/9/2028	1M SOFR Term + 3.15%	7.48%	63.8%
Senior Debt 100	2	Multifamily	Florida	67,000	66,796	2/29/2024	3/9/2029	1M SOFR Term + 3.25%	7.58%	58.7%
Senior Debt 101	2	Industrial	North Carolina	75,000	74,858	3/7/2024	3/9/2029	1M SOFR Term + 2.70%	7.03%	58.6%
Senior Debt 102	2	Multifamily	Texas	20,807	20,659	3/7/2024	3/9/2029	1M SOFR Term + 3.75%	8.08%	57.2%
Senior Debt 103	2	Multifamily	Texas	40,000	39,863	4/24/2024	5/9/2028	1M SOFR Term + 2.95%	7.28%	70.4%
Senior Debt 104	2	Multifamily	Ohio	44,361	44,173	4/29/2024	5/9/2029	1M SOFR Term + 2.90%	7.23%	72.2%
Senior Debt 105	2	Multifamily	Texas	17,524	17,406	4/30/2024	5/9/2029	1M SOFR Term + 3.75%	8.08%	55.8%
Senior Debt 106	2	Multifamily	California	40,000	39,855	5/24/2024	6/9/2028	1M SOFR Term + 2.77%	7.10%	60.9%
Senior Debt 107	2	Multifamily	Connecticut	116,500	116,113	5/10/2024	5/9/2029	1M SOFR Term + 2.50%	6.83%	50.7%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4)(5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 108	2	Hospitality	Florida	49,950	49,745	5/9/2024	6/9/2029	1M SOFR Term + 4.50%	8.83%	62.8%
Senior Debt 109	2	Hospitality	Various	23,084	23,148	6/6/2024	6/9/2029	1M SOFR Term + 4.43%	8.76%	44.6%
Senior Debt 110	2	Multifamily	Florida	8,430	8,378	6/3/2024	6/9/2029	1M SOFR Term + 2.95%	7.28%	56.0%
Senior Debt 111	2	Multifamily	Texas	22,219	22,092	6/7/2024	6/9/2029	1M SOFR Term + 2.85%	7.18%	64.5%
Senior Debt 112	2	Multifamily	Texas	21,874	21,770	5/30/2024	6/9/2029	1M SOFR Term + 3.25%	7.58%	68.8%
Senior Debt 113	2	Multifamily	Indiana	17,781	17,713	6/28/2024	7/9/2028	1M SOFR Term + 3.05%	7.38%	68.2%
Senior Debt 114	2	Retail	Wisconsin	1,986	1,992	6/20/2024	7/9/2026	5.50%	5.50%	73.0%
Senior Debt 115	2	Multifamily	Texas	7,500	7,481	6/25/2024	7/9/2027	1M SOFR Term + 3.80%	8.13%	80.0%
Senior Debt 116	2	Hospitality	Oregon	7,050	7,001	6/28/2024	7/9/2028	1M SOFR Term + 4.50%	8.83%	53.1%
Senior Debt 117	2	Multifamily	New Jersey	3,263	2,853	7/1/2024	7/9/2029	1M SOFR Term + 5.50%	9.83%	10.3%
Senior Debt 118	2	Retail	Various	43,627	43,747	7/1/2024	8/9/2025	6.00%	6.00%	67.3%
Senior Debt 119	2	Multifamily	North Carolina	24,474	24,321	6/28/2024	7/9/2029	1M SOFR Term + 3.75%	8.08%	69.3%
Senior Debt 120	2	Industrial	California	13,240	13,176	7/11/2024	7/9/2029	1M SOFR Term + 4.25%	8.58%	61.9%
Senior Debt 121	2	Hospitality	Texas	17,000	17,067	7/25/2024	8/9/2027	8.50%	8.50%	90.0%
Senior Debt 122	2	Multifamily	North Carolina	16,640	16,563	9/16/2024	10/9/2027	1M SOFR Term + 2.75%	7.08%	78.1%
Senior Debt 123	2	Multifamily	Tennessee	21,420	21,326	9/18/2024	10/9/2029	1M SOFR Term + 3.10%	7.43%	59.4%
Senior Debt 124	2	Multifamily	Florida	5,780	5,629	7/30/2024	8/9/2027	1M SOFR Term + 8.30%	12.63%	31.3%
Senior Debt 125	2	Multifamily	Florida	38,570	38,471	9/6/2024	9/9/2028	1M SOFR Term + 2.75%	7.08%	71.0%
Senior Debt 126	2	Multifamily	Florida	70,787	70,601	9/6/2024	9/9/2028	1M SOFR Term + 2.75%	7.08%	72.7%
Senior Debt 127	2	Multifamily	Florida	21,797	21,728	9/6/2024	9/9/2028	1M SOFR Term + 2.75%	7.08%	71.3%
Senior Debt 128	2	Multifamily	New York	11,089	11,017	8/7/2024	8/9/2029	1M SOFR Term + 5.25%	9.58%	53.6%
Senior Debt 129	2	Hospitality	Texas	14,130	14,072	8/9/2024	8/9/2028	1M SOFR Term + 4.00%	9.00%	63.7%
Senior Debt 130	2	Industrial	Texas	25,991	25,809	10/9/2024	10/9/2029	1M SOFR Term + 3.75%	8.08%	71.7%
Senior Debt 131	2	Multifamily	New York	21,795	21,690	11/22/2024	12/9/2027	1M SOFR Term + 3.75%	8.50%	29.2%
Senior Debt 132	2	Multifamily	Texas	18,523	18,433	11/12/2024	11/9/2029	1M SOFR Term + 2.95%	7.28%	66.9%
Senior Debt 133	2	Hospitality	Florida	13,621	13,488	11/6/2024	11/9/2029	1M SOFR Term + 4.75%	9.08%	75.8%
Senior Debt 134	2	Multifamily	New York	34,118	33,942	11/19/2024	12/9/2029	1M SOFR Term + 2.95%	7.28%	80.8%
Senior Debt 135	2	Multifamily	Florida	29,808	29,663	12/5/2024	12/9/2027	1M SOFR Term + 3.50%	7.83%	67.7%
Senior Debt 136	2	Multifamily	Georgia	53,973	53,723	11/1/2024	11/9/2029	1M SOFR Term + 2.95%	7.28%	71.1%
Senior Debt 137	2	Multifamily	Georgia	28,685	28,475	11/8/2024	11/9/2029	1M SOFR Term + 2.75%	7.08%	63.5%
Senior Debt 138	2	Multifamily	North Carolina	18,100	18,024	11/25/2024	12/9/2028	5.50%	5.50%	70.6%
Senior Debt 139	2	Mixed Use	New York	58,685	58,412	12/4/2024	12/9/2025	1M SOFR Term + 5.35%	9.68%	53.3%
Senior Debt 140	2	Industrial	Tennessee	13,441	13,368	12/6/2024	12/9/2027	1M SOFR Term + 3.50%	7.83%	59.7%
Senior Debt 141	2	Multifamily	South Carolina	24,359	24,239	12/9/2024	12/9/2028	1M SOFR Term + 3.25%	7.58%	76.3%
Senior Debt 142	2	Multifamily	North Carolina	31,162	29,250	12/20/2024	1/9/2028	4.25%	4.25%	87.3%
Senior Debt 143	2	Hospitality	Texas	14,409	14,337	12/27/2024	1/9/2028	1M SOFR Term + 3.25%	7.58%	40.3%
Senior Debt 144	2	Multifamily	North Carolina	17,263	17,144	12/30/2024	1/9/2030	1M SOFR Term + 3.25%	7.58%	69.5%
Senior Debt 145	3	Hospitality	Illinois	16,378	16,378	12/4/2017	5/6/2026	5.99%	5.99%	52.9%
Mezzanine Loan 1	2	Hospitality	New York	1,350	1,348	11/8/2022	11/9/2027	1M SOFR Term + 9.25%	13.58%	64.6%
Mezzanine Loan 2	2	Hospitality	Texas	7,900	7,900	1/31/2023	11/9/2027	1M SOFR Term + 10.00%	14.33%	6.2%
Mezzanine Loan 3	3	Multifamily	District of Columbia	11,700	11,684	6/30/2023	7/9/2027	1M SOFR Term + 3.95%	8.28%	45.2%
Mezzanine Loan 4	2	Multifamily	California	4,000	3,986	5/24/2024	6/9/2028	1M SOFR Term + 3.67%	8.00%	60.9%
Mezzanine Loan 5(8)	2	Multifamily	New Jersey	—	—	7/1/2024	7/9/2029	1M SOFR Term + 11.90%	16.23%	10.3%
Mezzanine Loan 6	2	Industrial	California	2,180	2,171	7/11/2024	7/9/2029	15.00%	15.00%	72.1%
Mezzanine Loan 7	2	Multifamily	New York	1,264	1,256	8/7/2024	8/9/2029	1M SOFR Term + 12.75%	17.08%	59.6%
Mezzanine Loan 8	2	Multifamily	New York	2,055	2,044	11/19/2024	12/9/2029	1M SOFR Term + 8.23%	12.56%	85.6%
Mezzanine Loan 9	2	Mixed Use	New York	7,527	7,491	12/4/2024	12/9/2025	16.00%	16.00%	60.2%
Mezzanine Loan 10	2	Hospitality	Texas	1,417	1,409	12/27/2024	1/9/2028	1M SOFR Term + 10.51%	14.84%	44.3%
Total/Weighted Average				$4,999,854	$4,986,750				7.97%	62.9%
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
(5) As of December 31, 2024, all of our commercial mortgage loans, held for investment which had been indexed at LIBOR were converted to SOFR utilizing the 11.448 basis points adjustment and the applicable spreads remain unchanged. The loans which have the SOFR adjustment are indicated with “Adj. 1M SOFR Term.”
(6) Effective yield is calculated as the spread of the loan plus the greater of the applicable index or index floor.
(7) LTV represents the ratio of the loan amount to the appraised value of the property at the time of origination. However, for predevelopment construction loans at origination, LTV is not applicable and is therefore nil.
(8) Commitment on the loan was unfunded as of December 31, 2024.
The following table shows selected data from our commercial mortgage loans, held for sale, measured at fair value as of December 31, 2024 (dollars in thousands):

Loan Type	Property Type	State	Par Value	Interest Rate	Effective Yield	Loan to Value(1)
TRS Senior Debt 1	Mixed Use	Maryland	$70,000	6.99%	6.99%	55.8%
TRS Senior Debt 2	Multifamily	Pennsylvania	5,000	7.58%	7.58%	43.9%
TRS Senior Debt 3	Multifamily	Arizona	12,270	6.96%	6.96%	55.6%
Total/Weighted Average			$87,270	7.02%	7.02%	55.10%
________________________
(1) Loan to value percentage (LTV) represents the ratio of the loan amount to the appraised value of the property at the time of origination.
The following table shows selected data from our real estate owned, held for investment assets in our portfolio as of December 31, 2024 (dollars in thousands):

Type	Acquisition Date	Primary Location(s)	Property Type	Real Estate Owned, Net	Intangible Lease Asset, Net	Total
Real Estate Owned 1	September 2021	Jeffersonville, GA	Industrial	$83,142	$—	$83,142
Real Estate Owned 2	August 2023	Portland, OR	Office	18,475	—	18,475
Real Estate Owned 3	October 2023	Lubbock, TX	Multifamily	11,543	—	11,543
Total				$113,160	$—	$113,160
The following table shows selected data from our real estate owned, held for sale assets in our portfolio as of December 31, 2024 (dollars in thousands):

Type	Acquisition Date	Primary Location(s)	Property Type	Assets, Net	Liabilities, Net
Real Estate Owned, held for sale 1	Various	Various	Retail	$14,472	$1,291
Real Estate Owned, held for sale 2	Various	Various	Multifamily	211,024	4,528
Total				$225,496	$5,819

The following table shows selected data from our real estate securities, available for sale, measured at fair value as of December 31, 2024 (dollars in thousands):

Type	Interest Rate	Maturity	Par Value	Fair Value	Effective Yield
CMBS bond 1	1 month SOFR + 2.78%	8/19/2035	$20,000	$20,021	7.12%
CMBS bond 2	1 month SOFR + 2.90%	10/19/2039	24,556	24,587	7.23%
CMBS bond 3	1 month SOFR + 3.20%	5/25/2038	43,333	43,388	7.53%
CMBS bond 4	1 month SOFR + 2.36%	4/16/2028	39,061	39,116	6.70%
CMBS bond 5	1 month SOFR + 2.27%	9/19/2038	9,663	9,685	6.61%
CMBS bond 6	1 month SOFR + 3.11%	9/19/2038	12,000	12,047	7.44%
CMBS bond 7	1 month SOFR + 1.36%	11/15/2036	15,887	15,648	5.70%
CMBS bond 8	1 month SOFR + 1.64%	4/15/2029	5,000	4,989	5.97%
CMBS bond 9	1 month SOFR + 2.99%	8/15/2039	3,800	3,812	7.32%
CMBS bond 10	1 month SOFR + 2.84%	8/15/2029	7,396	7,408	7.17%
CMBS bond 11	1 month SOFR + 2.94%	1/15/2030	22,309	22,272	7.27%
Total/Weighted Average			$203,005	$202,973	7.02%

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
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity and total leverage ratios:

	December 31, 2024	December 31, 2023
Net debt-to-equity ratio(1)	2.6x	2.3x
Total leverage ratio(2)	2.7x	2.5x
________________________
(1) Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, repurchase agreements - commercial mortgage loans, repurchase agreements - real estate securities, asset-specific financing arrangements, and unsecured debt, less cash and cash equivalents, to (ii) total equity and total redeemable convertible preferred stock, at period end. Recourse net debt-to-equity ratio was 0.3x and 0.2x as of December 31, 2024 and 2023, respectively.
(2) Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, repurchase agreements - commercial mortgage loans, repurchase agreements - real estate securities, asset-specific financing arrangements, and unsecured debt, to (ii) total equity and total redeemable convertible preferred stock, at period end. Recourse leverage ratio was 0.4x and 0.4x as of December 31, 2024 and 2023, respectively.
Sources of Liquidity
Our primary sources of liquidity include unrestricted cash, capacity in our collateralized loan obligations available for reinvestment, and funds available and in progress on financing lines.
Our current sources of near-term liquidity as of December 31, 2024 and 2023 are set forth in the following table (dollars in millions):

	December 31, 2024	December 31, 2023
Unrestricted cash	$184	$338
CLO reinvestment available(1)	12	55
Financings available & in progress(2)	339	1,131
Total	$535	$1,524
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
We have an effective shelf registration statement for offerings of equity securities that is not limited on the amount of securities we may issue. We also have authorized an at-the-market sales program (“ATM”) pursuant to which we may sell up to $200 million of shares of our common stock from time to time. We have not sold any shares of common stock under the ATM to date. We also may access liquidity through our dividend reinvestment and stock purchase plan (“DRIP”), which includes a direct stock purchase option.

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
Collateralized Loan Obligations
During the year ended December 31, 2024, the Company raised $1.0 billion through the issuance of our CLO, BSPRT 2024-FL11 Issuer, LLC. Additionally, as of December 31, 2024, the Company had $12.2 million of reinvestment capital available across all outstanding collateralized loan obligations. The following table shows the par value outstanding for each CLO and the respective reinvestment end dates (dollars in millions):

CLO Name	Debt Amount	Reinvestment End Date
2021-FL6 Issuer	$344.4	Ended
2021-FL7 Issuer	$392.8	Ended
2022-FL8 Issuer	$796.9	Ended
2022-FL9 Issuer	$519.5	Ended
2023-FL10 Issuer	$717.2	04/08/25
2024-FL11 Issuer	$886.2	10/08/27

Repurchase Agreements and Revolving Credit Facilities (“Repo and Revolving Credit Facilities”)
The Repo and Revolving Credit Facilities are financing sources through which the Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate that typically range between 60% to 75% of the principal amount of the mortgage loan being pledged.
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
The following tables summarize our Repo and Revolving Credit Facilities and our master repurchase agreements (“MRAs”) for the years ended December 31, 2024, 2023, and 2022, respectively:

	As of December 31, 2024
	Amount Outstanding				Average Outstanding Balance
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Repurchase Agreements and Revolving Credit Facilities - Commercial Mortgage Loans	$412,556	$762,437	$183,761	$329,811	$382,313	$671,561	$799,861	$237,888
Repurchase Agreements, Real Estate Securities	194,769	243,646	241,266	236,608	217,012	249,442	259,977	264,514
Total	$607,325	$1,006,083	$425,027	$566,419	$599,325	$921,003	$1,059,838	$502,402

	As of December 31, 2023
	Amount Outstanding				Average Outstanding Balance
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Repurchase Agreements and Revolving Credit Facilities - Commercial Mortgage Loans	$604,421	$695,039	$249,345	$299,707	$725,300	$796,659	$816,929	$278,168
Repurchase Agreements, Real Estate Securities	107,934	176,993	240,010	174,055	217,389	209,025	349,878	263,769
Repurchase Agreements, Real Estate Securities held as trading	121,000	113,000	—	—	149,387	117,159	57,242	—
Total	$833,355	$985,032	$489,355	$473,762	$1,092,076	$1,122,843	$1,224,049	$541,937

	As of December 31, 2022
	Amount Outstanding				Average Outstanding Balance
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Repurchase Agreements and Revolving Credit Facilities - Commercial Mortgage Loans	$522,890	$832,034	$699,408	$680,859	$813,144	$834,337	$709,679	$729,329
Repurchase Agreements, Real Estate Securities	54,610	53,288	112,613	222,864	44,744	54,033	53,688	174,389
Repurchase Agreements, Real Estate Securities held as trading	1,659,931	240,000	225,000	217,144	3,055,413	1,818,495	230,011	220,102
Total	$2,237,431	$1,125,322	$1,037,021	$1,120,867	$3,913,301	$2,706,865	$993,378	$1,123,820
The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the twelve months ended December 31, 2024, the maximum monthly average outstanding balance was $1.1 billion, of which $0.8 billion was related to repurchase agreements on our commercial mortgage loans and $0.3 billion for repurchase agreements on our real estate securities.
During the twelve months ended December 31, 2023, the maximum monthly average outstanding balance was $1.2 billion, of which $0.9 billion was related to repurchase agreements on our commercial mortgage loans and $0.3 billion for repurchase agreements on our real estate securities.
During the twelve months ended December 31, 2022, the maximum monthly average outstanding balance was $5.3 billion, of which $1.1 billion was related to repurchase agreements on our commercial mortgage loans and 4.2 billion for repurchase agreements on our real estate securities.
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
In December 2024, the Company's board of directors declared the following: (i) a fourth quarter 2024 dividend of $0.355 per share on the Company's common stock (equivalent to $1.42 per annum), (ii) a fourth quarter 2024 dividend of $106.22 per share on the Company’s Series H Preferred Stock, and (iii) a fourth quarter 2024 dividend of $0.46875 per share on the Company’s Series E Preferred Stock, all of which were paid in January 2025 to holders of record as of December 31, 2024.
Under the Company's dividend reinvestment and direct stock purchase plan ("DRIP"), the Company may elect to supply shares for reinvestment via newly issued shares of common stock under the DRIP or via shares of common stock acquired by the DRIP administrator on the open market. For the year ended December 31, 2024, 0 and 163,952 shares of common stock were issued by the Company and purchased in the open market by the DRIP administrator and allocated to DRIP participants, respectively, under the dividend reinvestment component of DRIP.
During the year ended December 31, 2024 and 2023, the Company paid an aggregate of $117.9 million and $118.0 million, respectively, of common stock distributions.
Cash Flows
The following table sets forth changes in cash, cash equivalents and restricted cash for the years ended December 31, 2024 2023, and 2022, respectively

	For the Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities	$57,233	$197,387	$152,515
Cash flows from investing activities	(155,475)	380,807	3,097,265
Cash flows from financing activities	(48,581)	(424,994)	(3,227,492)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(146,823)	$153,200	$22,288
Cash Flows from Operating Activities
During the year ended December 31, 2024, cash inflows of $57.2 million from operating activities were primarily driven by (i) net income of $92.4 million and (ii) certain non-cash expenses, partially offset by net cash outlay of $74.1 million related to originations, sales and repayment of commercial mortgage loans, held for sale, measured at fair value.
During the year ended December 31, 2023, cash inflows of $197.4 million from operating activities were primarily driven by (i) net income of $144.5 million, (ii) net proceeds of $19.5 million related to originations, sales and repayment of commercial mortgage loans, held for sale, measured at fair and (iii) certain non-cash expenses.
Cash Flows from Investing Activities
During the year ended December 31, 2024 cash outflows of $155.5 million from investing activities were primarily driven by (i) the origination and purchase of commercial mortgage loans, held for investment for $1.8 billion, (ii) the purchase of real estate securities, available for sale for $79.5 million and (iii) the purchase of equity method investment in real estate for $13.4 million. Outflows were partially offset by (i) proceeds from principal repayments of $1.5 billion received on commercial mortgage loans, held for investment, (ii) proceeds received from the sale or paydown of real estate securities, available for sale of $120.0 million, (iii) proceeds from the sale of real estate owned, held for sale assets of $34.4 million and (iv) proceeds from the sale of commercial mortgage loans, held for investment of $33.4 million.
During the year ended December 31, 2023, cash inflows of $380.8 million from investing activities were primarily driven by (i) proceeds from principal repayments of $1.1 billion received on commercial mortgage loans, held for investment, (ii) proceeds from the sale or paydown of real estate securities, available for sale of $418.8 million, (iii) proceeds from the sale of real estate owned, held for sale assets of $39.8 million and (iv) $17.7 million received from principal collateral on mortgage investments. Inflows were partially offset by (i) the origination and purchase of commercial mortgage loans, held for investment for $936.3 million and (ii) the purchase of real estate securities, available for sale for $223.8 million.

Cash Flows from Financing Activities
During the year ended December 31, 2024 cash outflows of $48.6 million from financing activities were primarily driven by (i) repayments on our other financings of $23.7 million, (ii) $144.9 million of distributions paid to shareholders, (iii) $16.2 million of distributions paid to non-controlling interest, (iv) payments of deferred financing costs of $9.3 million and (v) $4.9 million of common stock repurchases. Outflows were partially offset by (i) net borrowings on collateralized loan obligations of $59.1 million, (ii) net borrowings on repurchase agreements for real estate securities of $62.6 million and (iii) net borrowings on repurchase agreements and revolving credit facilities for commercial mortgage loans of $30.1 million.
During the year ended December 31, 2023, cash outflows of $425.0 million from financing activities were primarily driven by (i) net repayments on repurchase agreements for real estate securities of $266.0 million, (ii) net repayments on repurchase agreements and revolving credit facilities for commercial mortgage loans of $381.2 million, (iii) net repayments on our other financings of $39.8 million, (iv) $144.3 million of distributions paid to shareholders, (v) repayments on unsecured debt of $13.4 million, (vi) payments of deferred financing costs of $12.9 million and (vii) $12.5 million of common stock repurchases. Outflows were partially offset by net borrowings on collateralized loan obligations of $448.1 million.
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
Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of December 31, 2024 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$76,163	$292,151	$3,195	$—	$371,509
Repurchase agreements - commercial mortgage loans	76,073	253,738	—	—	329,811
Repurchase agreements - real estate securities	236,608	—	—	—	236,608
CLOs (2)	—	—	—	3,657,120	3,657,120
Mortgage note payable	23,998	—	—	—	23,998
Unsecured debt	—	—	—	81,395	81,395
Other financing and loan participation - commercial mortgage loans	—	—	12,865	—	12,865
Total	$412,842	$545,889	$16,060	$3,738,515	$4,713,306
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $532.4 million of CLO notes, held by the Company, which are eliminated in Collateralized loan obligations in the consolidated balance sheets as of December 31, 2024.
In addition to its cash requirements, the Company pays a quarterly dividend and has an existing share repurchase authorization. As of December 31, 2024, the Company’s quarterly cash dividend was $0.355 per share of common stock (which was paid on an as-converted basis on the Company’s shares of Series H Preferred Stock), and $0.46875 per share on the Company’s shares of Series E Preferred Stock. The payment of future dividends is subject to declaration by the Board of Directors. The Company’s Board of Directors also has authorized a $65 million share repurchase program, of which $31.1 million remained available as of December 31, 2024. The authorization does not obligate the Company to acquire any specific number of shares.

Related Party Arrangements
Benefit Street Partners L.L.C.
Amended Advisory Agreement
Refer to “Note 11 - Related Party Transactions and Arrangements” for a summary of the Company’s Advisory Agreement with the Advisor and amounts paid to the Advisor pursuant to the Advisory Agreement for the years ended December 31, 2024 and December 31, 2023.
The Nominating and Corporate Governance Committee (the “Committee”) of the Company's board of directors, which consists solely of the Company’s independent directors, negotiated, approved and recommended that the board of directors approve, the amended Advisory Agreement. The Committee engaged independent legal counsel to assist the Committee in negotiating the amended Advisory Agreement.
Pursuant to the amended Advisory Agreement, the Advisor provides the daily management for the Company and the Operating Partnership, including an investment program consistent with the investment objectives and policies of the Company as determined and adopted from time to time by the board of directors. The initial term of the amended Advisory Agreement was three-years and was automatically renewed for an additional one-year period on January 19, 2025 and will continue to automatically renew for additional one-year periods unless either party elects not to renew.
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
Off Balance Sheet Arrangements
We had no off balance sheet arrangements as of December 31, 2024 and through the date of the filing of this Form 10-K.
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
As noted above, we exclude unrealized gains and losses on loans and other investments, including CECL reserves and impairments, from our calculation of Distributable Earnings and include realized gains and losses. The nature of these adjustments is described more fully in the footnotes to our reconciliation tables. GAAP loan loss reserves and any property impairment losses have been excluded from Distributable Earnings consistent with other unrealized losses pursuant to our existing definition of Distributable Earnings. We expect to only recognize such potential credit or property impairment losses in Distributable Earnings if and when such amounts are deemed nonrecoverable upon a realization event. This is generally at the time a loan is repaid, or in the case of a foreclosure or other property, when the underlying asset is sold. Amounts may also be deemed non-recoverable if, in our determination, it is nearly certain the carrying amounts will not be collected or realized. The realized loss amount reflected in Distributable Earnings will generally equal the difference between the cash received and the
Distributable Earnings basis of the asset. The timing of any such loss realization in our Distributable Earnings may differ materially from the timing of the corresponding loss reserves, charge-offs or impairments in our consolidated financial statements prepared in accordance with GAAP.

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
The following table provides a reconciliation of GAAP net income to Distributable Earnings and Distributable Earnings to Common for the years ended December 31, 2024, 2023, and 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
GAAP net income (loss)	$92,403	$144,509	$14,215
Adjustments:
CLO amortization acceleration(1)	—	(5,521)	(438)
Unrealized (gain)/loss on financial instruments(2)	6,933	7,185	17,010
Unrealized (gain)/loss - ARMs	—	415	43,557
(Reversal of)/provision for credit losses	35,699	33,738	36,115
Non-cash compensation expense	8,173	4,762	3,485
Depreciation and amortization	5,630	7,128	5,408
Subordinated performance fee(3)	(7,551)	6,171	(8,380)
Realized (gain)/loss on debt extinguishment / CLO call	—	(2,201)	—
Realized gain/(loss) adjustment on loans and REO(4)	(40,605)	(1,571)	—
Loan workout charges/(loan workout recoveries)(5)	—	(5,105)	5,104
Distributable Earnings	$100,682	$189,510	$116,076
7.5% series E cumulative redeemable preferred stock dividend	(19,367)	(19,367)	(19,367)
Non-controlling interests in joint ventures net (income) / loss	3,475	(602)	216
Non-controlling interests in joint ventures adjusted net (income) / loss DE Adjustments	(3,717)	(31)	(1,415)
Distributable Earnings to Common	$81,073	$169,510	$95,510
Average common stock & common stock equivalents(6)	1,363,621	1,403,558	1,456,871
GAAP net income/(loss) ROE	5.6%	8.9%	(0.3)%
Distributable earnings ROE	5.9%	12.1%	6.6%
GAAP net income/(loss) per share, diluted	$0.82	$1.42	$(0.38)
GAAP net income/(loss) per share, fully converted(7)	$0.87	$1.42	$(0.06)
Distributable earnings per share, fully converted(7)	$0.92	$1.92	$1.07
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
(3) Represents accrued and unpaid subordinated performance fee. In addition, reversal of subordinated performance fee represents cash payment obligations during the period.

(4) Represents amounts deemed nonrecoverable upon a realization event, which is generally at the time a loan is repaid, or in the case of a foreclosure or other property, when the underlying asset is sold. Amounts may also be deemed non-recoverable if, in our determination, it is nearly certain the carrying amounts will not be collected or realized upon sale. Amount may be different than the GAAP basis. As of December 31, 2024, the Company has $11.9 million of GAAP loss adjustments that would run through distributable earnings if and when cash losses are realized.
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
As of December 31, 2024 and 2023, our portfolio included 149 and 141 variable rate investments, respectively, based on LIBOR and SOFR (or “indexing rates”) for various terms. As of June 2023, the Company has fully transitioned all loans formerly on LIBOR indexing rates to SOFR indexing rates. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 basis points or decrease by 50 or 100 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity. The changes in the portfolio for each basis points increase/decrease is a change from the base scenario.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Indexing Rates	December 31, 2024	December 31, 2023
(-) 100 Basis Points	(1.09)%	(6.15)%
(-) 50 Basis Points	(1.47)%	(3.03)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	2.38%	3.01%
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports we file and submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2024, that our disclosure controls and procedures are effective to provide the reasonable assurance described above.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).
Based on its assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), audited the effectiveness of our internal control over financial reporting as of December 31, 2024. Their report dated February 26, 2025, which is included herein, expressed an unqualified opinion on the effectiveness of our internal control over financial reporting
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the quarter ended December 31, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
The Code of Ethics is available on the Company’s website at www.fbrtreit.com by clicking on “Governance – Governance Documents – Code of Ethics.” We intend to disclose on this website any amendment to, or waiver of, any provision of this Code of Ethics applicable to our directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC. You may also obtain a copy of the Code of Ethics by writing to our secretary at: Franklin BSP Realty Trust, Inc., 1 Madison Avenue, Suite 1600, New York, New York 10010, Attention: Micah Goodman, Secretary. A waiver of the Code of Ethics for our Chief Executive Officer may be made only by the Board of Directors or the appropriate committee of the Board and will be promptly disclosed to the extent required by law. A waiver of the Code of Ethics for all other person may be made only by our Chief Executive Officer and shall be discussed with the Board or a committee of the Board as appropriate.
The other information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Exchange Act.
Item 11. Executive Compensation.
The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Exchange Act.
Equity Compensation Plan Information
The following table provides information about the Company's common stock that may be issued under our equity compensation plans as of December 31, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	1,278,698	—	3,706,994
Total	1,278,698	—	3,706,994
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Exchange Act.
Item 14. Principal Accounting Fees and Services.
The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for the 2025 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
    See the Index to Consolidated Financial Statements on page F-1 of this report.
(b)    Exhibits
    See the Index to Exhibit below.
INDEX TO EXHIBITS
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.6
Amendment No. 2 to Articles Supplementary of Franklin BSP Realty Trust, Inc., effective January 10, 2024, relating to Series H Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 12, 2024)

3.7
Amendment No. 3 to Articles Supplementary of Franklin BSP Realty Trust, Inc., effective January 16, 2025, relating to Series H Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 17, 2025).

3.8	Amended and Restated Bylaws of Franklin BSP Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 16, 2022)
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

10.12
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

19.1*	Insider Trading Policy
21*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
23.2*	Consent of Ernst & Young LLP
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

97.1†
Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 26, 2024).

101*
XBRL (eXtensible Business Reporting Language). The following materials from Benefit Street Partners Realty Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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

Franklin BSP Realty Trust, Inc.
Date: February 26, 2025	By	/s/ Richard J. Byrne
Richard J. Byrne
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Richard J. Byrne	Chairman and Chief Executive Officer	February 26, 2025
Richard J. Byrne	(Principal Executive Officer)

/s/ Jerome S. Baglien	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	February 26, 2025
Jerome S. Baglien

/s/ Elizabeth K. Tuppeny	Lead Independent Director	February 26, 2025
Elizabeth K. Tuppeny

/s/ Pat Augustine	Director	February 26, 2025
Pat Augustine

/s/ Joe Dumars	Director	February 26, 2025
Joe Dumars

/s/ Jamie Handwerker	Director	February 26, 2025
Jamie Handwerker

/s/ Peter McDonough	Director	February 26, 2025
Peter McDonough

/s/ Buford Ortale	Director	February 26, 2025
Buford Ortale

FRANKLIN BSP REALTY TRUST, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Franklin BSP Realty Trust, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Franklin BSP Realty Trust, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes and financial statement schedule listed in the accompanying index as of December 31, 2024 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Reporting on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Allowance for Credit Losses - Commercial Mortgage Loans Held for Investment

As described in Notes 2 and 3 to the consolidated financial statements, the allowance for credit losses on the Company’s commercial mortgage loans, held for investment was $78.1 million as of December 31, 2024, inclusive of the general and specific allowances for credit losses of $46.9 million and $31.2 million, respectively. The general allowance for credit losses for the Company’s loans carried at amortized cost, such as loans held for investment, represents a lifetime estimate of expected credit losses. The Company’s model to determine the general allowance for credit losses principally utilizes historical loss rates derived from a commercial mortgage-backed securities database with historical losses provided by a third party, forecasting the loss parameters based on a projected macroeconomic scenario using a probability-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by an immediate reversion to average historical losses. For loans held for investment which management identifies reasonable doubt as to whether the collection of contractual components can be satisfied, a specific allowance for credit losses analysis is performed and management may elect to use the fair value of the collateral at the reporting date as a practical expedient. The specific allowance for credit losses is assessed on an individual basis for such loans by comparing the estimated fair value of the underlying collateral, less costs to sell to the book value of the respective loan. The estimated fair value of underlying collateral requires judgments, which may include assumptions regarding capitalization rates and discount rates or other factors deemed relevant by management.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for credit losses for commercial mortgage loans, held for investment, including controls over management’s projected macroeconomic scenario used in the general allowance for credit losses and assumptions used in developing the fair value estimate of the underlying collateral used in the specific allowance for credit losses. These procedures also included, among others, (i) testing management’s process for developing the allowance for credit losses for commercial mortgage loans, held for investment; (ii) testing the completeness and accuracy of data used in developing the allowance for credit losses; and(iii) the involvement of professionals with specialized skill and knowledge to assist in evaluating (a) the appropriateness of the model used by management for the general allowance for credit losses and the methodology used by management for the specific allowance for credit losses, (b) the reasonableness of the projected macroeconomic scenario when estimating the general allowance for credit losses, and (c) the reasonableness of management’s assumptions related to capitalization rates and discount rates used when estimating the fair value of the underlying collateral used when developing the specific allowance for credit losses.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 26, 2025

We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Franklin BSP Realty Trust, Inc.
Opinion on the Financial Statements
We have audited the statements of operations, comprehensive income, stockholders’ equity and cash flows of Franklin BSP Realty Trust, Inc. (the Company) for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

New York, New York
March 16, 2023

Except for Note 16, as to which the date is
February 26, 2025

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$184,443	$337,595
Restricted cash	12,421	6,092
Commercial mortgage loans, held for investment, net of allowance for credit losses of $78,083 and $47,175 as of December 31, 2024 and 2023, respectively(1)	4,908,667	4,989,767
Commercial mortgage loans, held for sale, measured at fair value(2)	87,270	—
Real estate securities, available for sale, measured at fair value, amortized cost of $202,894 and $243,272 as of December 31, 2024 and 2023, respectively(3)	202,973	242,569
Receivable for loan repayment(4)	157,582	55,174
Accrued interest receivable	42,225	42,490
Prepaid expenses and other assets	17,526	19,213
Intangible lease asset, net of amortization	39,834	42,793
Real estate owned, net of depreciation	113,160	115,830
Real estate owned, held for sale	222,890	103,657
Equity method investment	13,395	—
Total assets	$6,002,386	$5,955,180
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$3,628,270	$3,567,166
Repurchase agreements and revolving credit facilities - commercial mortgage loans	329,811	299,707
Repurchase agreements - real estate securities	236,608	174,055
Mortgage note payable	23,998	23,998
Other financings	12,865	36,534
Unsecured debt	81,395	81,295
Derivative instruments, measured at fair value	713	—
Interest payable	12,844	15,383
Distributions payable	36,237	36,133
Accounts payable and accrued expenses	14,443	13,339
Due to affiliates	14,106	19,316
Intangible lease liability, held for sale	1,291	12,297
Total liabilities	$4,392,581	$4,279,223
Commitments and Contingencies
Redeemable convertible preferred stock:
Redeemable convertible preferred stock Series H, $0.01 par value, 20,000 authorized and 17,950 issued and outstanding as of December 31, 2024 and 2023, respectively	$89,748	$89,748
Total redeemable convertible preferred stock	$89,748	$89,748
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 7.5% Cumulative Redeemable Preferred Stock, Series E, 10,329,039 shares issued and outstanding as of December 31, 2024 and 2023, respectively	$258,742	$258,742
Common stock, $0.01 par value, 900,000,000 shares authorized, 83,066,789 and 82,751,913 issued and outstanding as of December 31, 2024 and 2023, respectively	818	820
Additional paid-in capital	1,600,997	1,599,197
Accumulated other comprehensive income (loss)	79	(703)
Accumulated deficit	(348,074)	(298,942)
Total stockholders' equity	$1,512,562	$1,559,114
Non-controlling interest	7,495	27,095
Total equity	$1,520,057	$1,586,209
Total liabilities, redeemable convertible preferred stock and equity	$6,002,386	$5,955,180
________________________
(1) Includes pledged assets of $268.7 million and $299.7 million as of December 31, 2024 and 2023, respectively.
(2) Includes pledged assets of $61.1 million and zero as of December 31, 2024 and 2023, respectively.
(3) Includes pledged assets of $180.7 million and $167.9 million as of December 31, 2024 and 2023, respectively.
(4) Includes $157.0 million and $55.1 million of cash held by the servicer related to the CLOs as of December 31, 2024 and 2023, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Income
Interest income	$526,076	$552,506	$357,705
Less: Interest expense	338,471	305,577	160,526
Net interest income	187,605	246,929	197,179
Revenue from real estate owned	22,849	17,021	9,655
Total income	$210,454	$263,950	$206,834
Expenses
Asset management and subordinated performance fee	$25,958	$33,847	$26,157
Acquisition expenses	996	1,241	1,360
Administrative services expenses	9,707	14,440	12,928
Professional fees	14,508	15,270	22,566
Share-based compensation	8,173	4,761	2,519
Depreciation and amortization	5,630	7,128	5,408
Other expenses	21,472	11,135	6,572
Total expenses	$86,444	$87,822	$77,510
Other income/(loss)
(Provision)/benefit for credit losses	$(35,699)	$(33,738)	$(36,115)
Realized gain/(loss) on extinguishment of debt	—	2,201	(5,167)
Realized gain/(loss) on real estate securities, available for sale	143	80	—
Realized gain/(loss) on sale of commercial mortgage loans, held for sale	—	—	(354)
Realized gain/(loss) on sale of commercial mortgage loans, held for investment	138	—	—
Realized gain/(loss) on sale of commercial mortgage loans, held for sale, measured at fair value	13,125	3,873	2,358
Gain/(loss) on other real estate investments	(7,983)	(7,089)	(692)
Unrealized gain/(loss) on commercial mortgage loans, held for sale, measured at fair value	—	44	(511)
Trading gain/(loss)	—	(605)	(119,220)
Unrealized gain/(loss) on derivatives	1,050	(140)	(15,840)
Realized gain/(loss) on derivatives	(1,261)	998	60,033
Total other income/(loss)	$(30,487)	$(34,376)	$(115,508)
Income/(loss) before taxes	93,523	141,752	13,816
(Provision)/benefit for income tax	(1,120)	2,757	399
Net income/(loss)	$92,403	$144,509	$14,215
Net (income)/loss attributable to non-controlling interest	3,475	706	216
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$95,878	$145,215	$14,431
Less: Preferred stock dividends	26,993	26,993	41,741
Net income/(loss) attributable to common stock	$68,885	$118,222	$(27,310)

Basic earnings per share	$0.82	$1.42	$(0.38)
Diluted earnings per share	$0.82	$1.42	$(0.38)
Basic weighted average shares outstanding	81,846,170	82,307,970	71,628,365
Diluted weighted average shares outstanding	81,846,170	82,307,970	71,628,365
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income/(loss)	$92,403	$144,509	$14,215

Amounts related to available for sale real estate securities:
Change in net unrealized gain/(loss)	$447	$(330)	$390
Reclassification adjustment for amounts included in net income/(loss)	335	(763)	—
	$782	$(1,093)	$390
Amounts related to cash flow hedges:
Change in net unrealized gain/(loss)	$—	$—	$(220)
Reclassification adjustment for amounts included in net income/(loss)	—	—	282
	$—	$—	$62
Comprehensive (income)/loss attributable to non-controlling interest	3,475	706	216
Comprehensive income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$96,660	$144,122	$14,883

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Preferred E	Preferred F	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2021	$43,965,928	$441	$903,264	$(62)	$(167,179)	$258,742	$710,431	$1,705,637	$5,764	$1,711,401
Common stock repurchases	(1,416,369)	(14)	(16,565)	—	—	—	—	(16,579)	—	(16,579)
Common stock issued through distribution reinvestment plan	73,501	1	999	—	—	—	—	1,000	—	1,000
Share-based compensation	516,887	—	2,519	—	—	—	—	2,519	—	2,519
Offering costs	—	—	—	—	(91)	—	—	(91)	—	(91)
Series F Preferred stock converted into common stock	39,733,299	397	710,034	—	—	—	(710,431)	—	—	—
Series C Preferred stock converted into common stock	119,538	1	1,996	—	—	—	—	1,997	—	1,997
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	14,431	—	—	14,431	—	14,431
Net (income)/loss attributable to non-controlling interest	—	—	—	—	—	—	—	—	216	216
Distributions declared	—	—	—	—	(146,386)	—	—	(146,386)	—	(146,386)
Other comprehensive income/(loss)	—	—	—	452	—	—	—	452	—	452
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	—	9,428	9,428
Balance, December 31, 2022	82,992,784	$826	$1,602,247	$390	$(299,225)	$258,742	$—	$1,562,980	$15,408	$1,578,388
Common stock repurchases	(1,026,105)	(10)	(12,495)	—	—	—	—	(12,505)	—	(12,505)
Common stock issued through distribution reinvestment plan	61,866	1	768	—	—	—	—	769	—	769
Share-based compensation	481,189	—	4,761	—	—	—	—	4,761	—	4,761
Shares canceled for tax withholding on vested equity rewards	(57,021)	—	(812)	—	—	—	—	(812)	—	(812)
Series I Preferred stock converted into common stock	299,200	3	4,997	—	—	—	—	5,000	—	5,000
Offering costs	—	—	(269)	—	—	—	—	(269)	—	(269)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	145,215	—	—	145,215	—	145,215
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	—	(706)	(706)
Distributions declared	—	—	—	—	(144,932)	—	—	(144,932)	—	(144,932)
Other comprehensive income/(loss)	—	—	—	(1,093)	—	—	—	(1,093)	—	(1,093)
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	—	12,393	12,393
Balance, December 31, 2023	82,751,913	$820	$1,599,197	$(703)	$(298,942)	$258,742	$—	$1,559,114	$27,095	$1,586,209
Common stock repurchases	(391,863)	(4)	(4,863)	—	—	—	—	(4,867)	—	(4,867)
Share-based compensation	819,710	2	8,171	—	—	—	—	8,173	—	8,173
Shares canceled for tax withholding on vested equity rewards	(112,971)	—	(1,508)	—	—	—	—	(1,508)	—	(1,508)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	95,878	—	—	95,878	—	95,878
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	—	(3,475)	(3,475)
Distributions declared	—	—	—	—	(145,010)	—	—	(145,010)	—	(145,010)
Other comprehensive income/(loss)	—	—	—	782	—	—	—	782	—	782
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	—	(16,125)	(16,125)
Balance, December 31, 2024	83,066,789	818	1,600,997	79	(348,074)	258,742	—	1,512,562	7,495	1,520,057
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income/(loss)	$92,403	$144,509	$14,215
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	$(9,622)	$(13,072)	$(12,619)
Accretion of deferred commitment fees	(6,584)	(7,577)	(9,450)
Amortization of deferred financing costs	13,035	7,779	6,308
Share-based compensation	8,173	4,761	2,519
Realized (gain)/loss on extinguishment of debt	—	(2,201)	5,167
Realized (gain)/loss on swap terminations	—	—	(55,301)
Realized (gain)/loss on sale of available for sale securities, measured at fair value	(143)	(80)	—
Realized (gain)/loss on sale of commercial mortgage loans, held for sale, measured at fair value	(13,125)	(3,873)	354
Realized (gain)/loss on sale of commercial mortgage loans, held for investment	(138)	—	—
Unrealized (gain)/loss on commercial mortgage loans, held for sale, measured at fair value	—	(44)	511
Unrealized (gain)/losses on derivative instruments	(1,050)	140	15,840
(Gain)/loss on other real estate investments	7,983	7,089	692
Trading (gain)/loss	—	605	119,220
Depreciation and amortization	5,630	8,412	5,329
Straight line rental income	(3,518)	(3,785)	(1,359)
Provision/(benefit) for credit losses	35,699	33,738	36,115
Origination of commercial mortgage loans, held for sale, measured at fair value	(358,445)	(102,500)	(366,692)
Proceeds from sale or repayment of commercial mortgage loans, held for sale, measured at fair value	284,300	121,976	384,808
Changes in assets and liabilities:
Accrued interest receivable	6,756	(906)	(563)
Prepaid expenses and other assets	(2,857)	700	(5,520)
Accounts payable and accrued expenses	6,485	(5,081)	5,027
Due to affiliates	(5,210)	3,887	(2,109)
Interest payable	(2,539)	2,910	10,023
Net cash provided by operating activities	$57,233	$197,387	$152,515
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(1,759,291)	$(936,271)	$(2,227,723)
Principal repayments received on commercial mortgage loans, held for investment	1,507,438	1,065,538	1,258,393
Principal repayments received on commercial mortgage loans, held for sale, measured at fair value	—	—	532
Purchase of equity method investments	(13,395)	—	—
Proceeds from sale of real estate owned, held for sale	34,375	39,755	2,045
Purchase of real estate owned and capital expenditures	(324)	(1,151)	(663)
Proceeds from sale of commercial mortgage loans, held for sale	—	—	9,344
Proceeds from sale of commercial mortgage loans, held for investment	33,420	—	—
Purchase of real estate securities	(79,503)	(223,768)	(220,630)
Proceeds from sale or paydown of real estate securities	120,042	418,791	3,731,716
Principal collateral on mortgage investments	—	17,702	545,416
Proceeds from sale/(purchase) of derivative instruments	1,763	211	(1,165)
Net cash (used in)/provided by investing activities	$(155,475)	$380,807	$3,097,265

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Cash flows from financing activities:
Payments for common stock repurchases	$(4,867)	$(12,505)	$(16,579)
Shares canceled for tax withholding on vested equity awards	(1,508)	(812)	—
Payments of offering costs	—	(269)	—
Borrowings on collateralized loan obligations	914,125	689,294	1,630,639
Repayments of collateralized loan obligations	(854,979)	(241,223)	(662,410)
Borrowings on repurchase agreements and revolving credit facilities - commercial mortgage loans	892,675	600,164	1,918,631
Repayments of repurchase agreements and revolving credit facilities - commercial mortgage loans	(862,571)	(981,317)	(2,257,372)
Borrowings on repurchase agreements - real estate securities	222,845	870,014	18,457,406
Repayments of repurchase agreements - real estate securities	(160,292)	(1,135,967)	(22,196,183)
Borrowings on other financings	—	59,707	38,537
Repayments on other financings	(23,669)	(99,474)	(139)
Repayments of unsecured debt	—	(13,367)	(50,000)
Payments of deferred financing costs	(9,309)	(12,905)	(15,232)
Cash collateral received on interest rate swaps	—	—	56,767
Proceeds from interest rate swap settlements	—	—	8,478
Distributions to non-controlling interest	(16,189)	(1,987)	(745)
Contributions from non-controlling interest	64	—	125
Distributions paid to common and preferred shareholders	(144,906)	(144,347)	(139,415)
Net cash used in financing activities:	$(48,581)	$(424,994)	$(3,227,492)
Net change in cash, cash equivalents and restricted cash	(146,823)	153,200	22,288
Cash, cash equivalents and restricted cash, beginning of period	343,687	190,487	168,199
Cash, cash equivalents and restricted cash, end of period	$196,864	$343,687	$190,487

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	337,595	179,314	154,929
Restricted cash, beginning of period	6,092	11,173	13,270
Cash, cash equivalents and restricted cash, beginning of period	$343,687	$190,487	$168,199

Cash and cash equivalents, end of period	184,443	337,595	179,314
Restricted cash, end of period	12,421	6,092	11,173
Cash, cash equivalents and restricted cash, end of period	$196,864	$343,687	$190,487

Supplemental disclosures of cash flow information:
Cash payments for income taxes	$1,035	$325	$1,199
Cash payments for interest	324,568	295,130	144,195

Supplemental disclosures of non-cash flow information:
Common stock issued through distribution reinvestment plan	$—	$769	$1,963
Distribution payable	36,237	36,133	36,317
Commercial mortgage loans transferred from held for sale to held for investment	—	—	9,296
Loans transferred to real estate owned	307,546	77,305	115,978
Modification accounted for as repayment and new loan	42,235	—	—

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2024	2023	2022
Seller-based financing on sales of real estate owned, held for sale	94,917	—	—
Reclassification of assets held for investment to held for sale	—	114,512	—
Reclassification of liabilities held for investment to held for sale	—	13,664	—
Conversion of preferred stock to common stock	—	5,000	712,428
Exchange of preferred stock	—	—	94,748
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

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
Established in 2008, the Advisor's credit platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies including high yield, levered loans, private/opportunistic debt, liquid credit, structured credit and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass the platform. The Advisor manages the Company's affairs on a day-to-day basis. The Advisor receives compensation fees and reimbursements for services related to the investment and management of the Company's assets and the operations of the Company. The advisor is a wholly-owned subsidiary of Franklin Resources, Inc., which together with its various subsidiaries operates as "Franklin Templeton.”
The Company primarily focuses on originating, acquiring and asset managing commercial real estate debt investments, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. Secondarily, the Company's real estate securities business focuses on investing in and asset managing real estate securities. Historically this business has focused primarily on commercial mortgage-backed securities ("CMBS"), commercial real estate collateralized loan obligation bonds and single asset single borrower bonds (collectively "CMBS bonds"), collateralized debt obligations ("CDOs") and other securities. The Company also originates conduit loans which the Company intends to sell through its TRS into CMBS securitization transactions. The Company also owns real estate that was either acquired by the Company through foreclosure, deed-in-lieu of foreclosure or that was purchased for investment.
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
For the twelve months ended December 31, 2023 and 2022, $3.8 million and $1.4 million, respectively, related to rental income was reclassified from Prepaid expenses and other assets to Straight line rental income in the consolidated statement of cash flows.
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
December 31, 2024
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
Commercial Mortgage Loans
Held for Investment - Commercial mortgage loans that are held for investment purposes and are anticipated to be held until maturity, are carried at cost, net of unamortized acquisition expenses, discounts or premiums and unfunded commitments. Commercial mortgage loans, held for investment purposes, are carried at amortized cost less an allowance for credit losses. Interest income is recorded on the accrual basis and related discounts, premiums and acquisition expenses on investments are amortized over the life of the investment using the effective interest method. Amortization or accretion is reflected as an adjustment to interest income in the consolidated statements of operations. Guaranteed loan commitment fees payable by the borrower upon maturity are accreted over the life of the investment using the effective interest rate method. The accretion of guaranteed loan commitment fees is recognized in Interest income in the consolidated statements of operations.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
Real estate owned
The Company classifies its real estate owned as long-lived assets held for investment or as long-lived assets held for sale. Held for investment assets are stated at cost, as adjusted for any impairment loss, less accumulated depreciation. Held for sale assets are stated at fair value, less costs to sell.
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered from the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or from the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values and recognizes an impairment loss. Estimated fair values are calculated based on the following information, depending upon availability, in order of preference: (i) recent market prices from third-party purchasers (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated sales value (which is based on key assumptions such as estimated market rents, lease-up periods, estimated lease terms, and capitalization and discount rates) less estimated selling costs.
Real estate owned, held for investment - Amounts capitalized to real estate owned, held for investment consist of the cost of acquisition or construction, any tenant improvements or major improvements, betterments that extend the useful life of the related asset, and transaction costs associated with the acquisition of the asset. All repairs and maintenance are expensed as incurred. Additionally, the Company capitalizes interest while the development, or redevelopment, of a real estate owned asset is in progress. No developments or redevelopments of real estate owned assets are in progress as of December 31, 2024.
The Company’s real estate owned, held for investment assets are depreciated or amortized using the straight-line method over the following useful lives:

Building	40 years
Furniture, fixtures, and equipment	15 years
Site Improvements	5 - 25 years
Intangible Lease Assets and Liabilities	Lease Term
Real estate owned, held for sale - Real estate owned is classified as held for sale in the period in which the following six criteria under ASC Topic 360, "Property, Plant, and Equipment" are met: (i) we commit to a plan and have the authority to sell the asset; (ii) the asset is available for sale in its current condition; (iii) we have initiated an active marketing plan to locate a buyer for the asset; (iv) the sale of the asset is both probable and expected to qualify for full sales recognition within a period of 12 months; (v) the asset is being actively marketed for sale at a price that is reflective of its current fair value; and (vi) we do not anticipate changes to our plan to sell the asset. Held for sale assets are carried at the lower of depreciated cost or estimated fair value, less estimated costs to sell.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Intangible Lease Assets and Liabilities of Acquired Properties
The estimated fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of market rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases, taking into consideration the probability of renewals for any below-market leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental revenues over the remaining terms of the respective leases.
The estimated fair values of in-place leases include an estimate of the direct costs associated with obtaining the acquired or "in place" tenant and estimates of opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease. The amount capitalized as direct costs associated with obtaining a tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct lease origination costs are included in deferred lease costs in the accompanying consolidated balance sheets and are amortized over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized over the remaining terms of the respective leases.
Credit Losses
The allowance for credit losses, required under ASU 2016-13, is deducted from the amortized cost basis of loans that are held-to-maturity in the consolidated balance sheets.
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
December 31, 2024
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Non-performing status
The Company designates loans as non-performing when (i) full payment of principal and coupon interest components become 90-days past due ("non-accrual status") or (ii) the Company has reasonable doubt as to whether the collection of contractual components can be satisfied ("cost recovery status"). When a loan is designated as non-performing and placed on non-accrual status, interest is only recognized as income when payment has been received. Loans designated as non-performing and placed on non-accrual status are removed from their non-performing designation when collection of principal and coupon interest components have been satisfied. When a loan is designated as non-performing and placed on cost recovery status, the cost-recovery method is applied to which receipt of principal or coupon interest is recorded as a reduction to the amortized cost until collection of all contractual components are reasonably assured.
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
The Company analyzes the AFS real estate securities portfolio on a periodic basis for credit losses at the individual security level using the same criteria described above for those amortized cost financial assets subject to a provision for credit losses including, but not limited to: performance of the underlying assets in the security, borrower financial resources and investment in collateral, collateral type, credit ratings, project economics and geographic location as well as national and regional economic factors.
The non-credit loss component of the unrealized loss within the Company’s AFS portfolio is recognized as an adjustment to the individual security’s asset balance with an offsetting entry to Accumulated other comprehensive income/(loss) in the consolidated balance sheets.
Equity Method Investments
The Company's investments are accounted for under the equity method when (i) requirements for consolidation are not met, and (ii) we have significant influence over the operations of the investee. Under this method, the investments are initially recorded at cost and subsequently adjusted for the Company's share of net income or loss and cash contributions or distributions made during the reporting period.
Net income or loss is allocated based on the ownership interest that is controlled by the Company. The agreements may designate different percentage allocations among investors for profits and losses; however, our recognition generally follows the entity’s distribution priorities, which may change upon the achievement of certain investment return thresholds.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Deferred Financing Costs
The deferred financing costs related to the Company's various Master Repurchase Agreements as well as certain prepaid subscription costs are included in Prepaid expenses and other assets in the consolidated balance sheets. Deferred financing cost on the Company's CLO are netted against the Company's CLO payable in Collateralized loan obligations in the consolidated balance sheets. Deferred financing costs are amortized over the terms of the respective financing agreement using the effective interest rate method and included in Interest expense in the consolidated statements of operations. Unamortized deferred financing costs are generally realized in Realized gain/(loss) on extinguishment of debt in the consolidated statements of operations when the associated debt is refinanced or repaid before maturity.
Offering and Related Costs
The Company has from time to time offered, shares of the Company’s common stock or one or more series of its preferred stock, in private placements exempt from the registration requirements of the Securities Act of 1933, as amended. In connection with these offerings, the Company incurred various offering costs. These offering costs include but are not limited to legal, accounting, printing, mailing and filing fees, and diligence expenses of broker-dealers. Offering costs for the common stock are recorded in the Company’s stockholders’ equity. Offering costs for the preferred stock were expensed in the consolidated statement of operations.
Equity Incentive Plan
The Company maintains the Franklin BSP Realty Trust, Inc. 2021 Equity Incentive Plan (the “2021 Incentive Plan”), pursuant to which the Company has granted and may grant in the future, from time to time, equity awards to the Company’s directors, officers and employees (if it ever has employees), employees of the Advisor and its affiliates, or certain of the Company’s consultants, advisors or other service providers to the Company or an affiliate of the Company. The 2021 Incentive Plan, which is administered by the Compensation Committee of the board of directors, provides for the grant of awards of share options, share appreciation rights, restricted shares, restricted share units, deferred share units, unrestricted shares, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, long-term incentive plan units and cash bonus awards.
Since 2022, the Company has been issuing annual awards of restricted stock units ("RSUs") under the 2021 Incentive Plan to its officers, and certain other personnel of the Advisor who provide services to the Company. These awards are service-based and vest in equal annual installments beginning on the anniversary of the date of grant over a period of three years for RSUs. One share of the Company’s common stock is issued for each RSU that vests. In addition, the Company issues annual awards of restricted stock under the 2021 Incentive Plan to its directors, which vest in full on the earlier of the first anniversary of the grant date and the date immediately prior to the Annual Meeting of Stockholders in the subsequent year, subject to continuing service. The RSUs grant non-forfeitable dividend equivalent rights equal to the cash dividend paid in the ordinary course on a common share to the Company's common shareholders, while holders of restricted stock receive cash dividends in the ordinary course in the same manner as other common shares. Upon termination for any reason, all unvested RSUs and restricted stock will be forfeited by the grantee, who will be given no further rights to such awards. The fair value of the RSUs and restricted stock are expensed over the vesting period and included in Share-based compensation in the consolidated statements of operations.
Distribution Reinvestment Plan
The Company maintains a dividend reinvestment plan ("DRIP") pursuant to which stockholders may reinvest dividends into shares of the Company's common stock. Shares of common stock purchased through the DRIP for dividend reinvestments are supplied either directly by the Company as newly issued shares or via purchases by the DRIP administrator of shares of common stock on the open market, at the Company’s option. If the shares are purchased in the open market, the purchase price is the average price per share of shares purchased; if the shares are purchased directly from the Company, the purchase price is generally the average of the daily high and low sales prices for a share of common stock reported by the NYSE on the dividend payment date authorized by the Company’s board of directors. The Company may suspend, modify or terminate the DRIP at any time in its sole discretion.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRSs, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as C corporations. For financial reporting purposes, the TRSs are consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRS. Total income tax (provision)/benefit for the years ended December 31, 2024, 2023, and 2022 were $(1.1) million, $2.8 million, and $0.4 million, respectively.
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
Per Share Data
The Company’s Series H convertible preferred stock (the "Series H Preferred Stock") and Series I convertible preferred stock (the "Series I Preferred Stock") (when it was outstanding) are each considered a participating security and the Company calculates basic earnings per share using the two-class method. The Company’s dilutive earnings per share calculation is computed using the more dilutive result of the treasury stock method, assuming the participating security is a potential common share, or the two-class method, assuming the participating security is not converted. The Company calculates basic earnings per share by dividing net income applicable to common stock for the period by the weighted-average number of shares of common stock outstanding for that period. Diluted earnings per share reflects the potential dilution that could occur from shares outstanding if potential shares of common stock with a dilutive effect have been issued in connection with the 2021 Incentive Plan or upon conversion of the outstanding shares of the Company’s Series H Preferred Stock and Series I Preferred Stock (when it was outstanding), except when doing so would be anti-dilutive.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
•The commercial real estate conduit business operated through the Company's TRS, which is focused on generating risk-adjusted returns by originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market at a profit. The TRS may also hold certain mezzanine loans that don't qualify as good REIT assets due to any potential loss from foreclosure.
•The real estate owned business represents real estate acquired by the Company through foreclosure, deed-in-lieu of foreclosure, or purchase.
See Note 16 - Segment Reporting for further information regarding the Company's segments.
Redeemable Convertible Preferred Stock
The Company’s outstanding classes of redeemable convertible preferred stock are classified outside of permanent equity in the consolidated balance sheets.
Series H Preferred Stock
The Series H Preferred Stock ranks senior to our common stock and on parity with the Company’s 7.50% Series E Cumulative Redeemable Preferred Stock ("Series E Preferred Stock") with respect to priority in dividends and in the distribution of assets in the event of the liquidation, dissolution or winding-up of the Company. The liquidation preference of each share of Series H Preferred Stock is the greater of (i) $5,000 plus accrued and unpaid dividends, and (ii) the amount that would be received upon a conversion of the Series H Preferred Stock of the common stock.
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
On January 16, 2025, the Articles Supplementary relating to the Series H Preferred Stock was amended such that the mandatory conversion date was extended by one year, to January 21, 2026. Unless earlier converted, the Series H Preferred Stock will automatically convert into common stock at a rate of 299.2 shares of common stock per share of Series H Preferred Stock (subject to adjustments as described in the Articles Supplementary for the Series H Preferred Stock) on January 21, 2026. The holder of the Series H Preferred Stock has the right to convert up to 4,487 shares of Series H Preferred Stock one time in each calendar month through December 2025, upon 10 business days’ advance notice to the Company.
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
December 31, 2024
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
The Series E Preferred Stock is listed on the New York Stock Exchange under the symbol “FBRT PRE.”
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” or ASU 2023-07. ASU 2023-07 enhances the disclosures required for reportable segments on an annual and interim basis. The amendments require expanded disclosures around significant segment expenses and identification of the Company's chief operating decision maker. For the year ended December 31, 2024, the Company adopted and implemented the amendments and related disclosure requirements. Refer to Note 16 - Segment Reporting for details.
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09. ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. We do not expect the adoption of ASU 2023-09 to have a material impact on our consolidated financial statements.
In March 2024, the FASB issued ASU, 2024-01 “Compensation — Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards,” or ASU 2024-01. ASU 2024-01 improves clarity and operability without changing the guidance. ASU 2024-01 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. We do not expect the adoption of ASU 2024-01 to have a material impact on our consolidated financial statements.
In March 2024, the FASB issued ASU 2024-02 “Codification Improvements — Amendments to Remove References to the Concepts Statements,” or ASU 2024-02. ASU 2024-02 amended certain definitions in the FASB guidance. ASU 2024-02 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. We do not expect the adoption of ASU 2024-02 to have a material impact on our consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Note 3 - Commercial Mortgage Loans
The following table presents a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (dollars in thousands):

	December 31, 2024	December 31, 2023
Senior loans	$4,947,462	$5,017,569
Mezzanine loans	39,288	19,373
Total gross carrying value of loans	4,986,750	5,036,942
General allowance for credit losses	46,865	47,175
Specific allowance for credit losses	31,218	—
Less: Allowance for credit losses	78,083	47,175
Total commercial mortgage loans, held for investment, net	$4,908,667	$4,989,767
For the years ended December 31, 2024 and 2023, the activity in the Company's commercial mortgage loans, held for investment carrying values, was as follows (dollars in thousands):

	For the Years Ended
	December 31, 2024	December 31, 2023
Amortized cost, beginning of period	$5,036,942	$5,269,776
Acquisitions and originations	1,908,927	941,513
Principal repayments	(1,607,977)	(1,076,532)
Dispositions	(33,203)	—
Principal charge-off	(4,801)	—
Deferred fees and other items(1)	(13,326)	(5,242)
Amortization/accretion of fees and other items(1)	9,604	13,016
Transfer to real estate owned(2)(3)	(307,546)	(103,863)
Cost recovery	(1,870)	(1,726)
Amortized cost, end of period	$4,986,750	$5,036,942
Allowance for credit losses, beginning of period	$(47,175)	$(40,848)
General (provision)/benefit for credit losses	310	(20,551)
Specific (provision)/benefit for credit losses	(36,019)	(12,334)
Write offs from specific allowance for credit losses	4,801	26,558
Allowance for credit losses, end of period	$(78,083)	$(47,175)
Total commercial mortgage loans, held for investment, net	$4,908,667	$4,989,767
________________________
(1) Other items primarily consist of purchase discounts or premiums and deferred origination expenses.
(2) In February 2024, the Company, through deed-in-lieu of foreclosure, acquired a multifamily property located in San Antonio, TX, and assumed the senior mortgage note which the Company originated in November 2021. At the time of the deed-in-lieu of foreclosure, the amortized cost of the loan was $42.2 million and contractual interest was satisfied. Subsequently thereafter, the property was sold to a third party. In connection with the sale, the senior mortgage note was assumed by the buyer and immediately modified, resulting in a $5.9 million principal paydown. As a result, the modification was accounted for as a new loan for GAAP purposes and the sale of the real estate owned transaction resulted in a net gain of $6.0 thousand recorded in Gain/(loss) on other real estate investments in the consolidated statement of operations.
(3) For additional details on properties obtained through foreclosure or deed-in-lieu of foreclosure see Note 5 - Real Estate Owned.
As of December 31, 2024 and 2023, the Company's total commercial mortgage loan, held for investment, portfolio was comprised of 155 and 144 loans, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Loan Portfolio by Collateral Type and Geographic Region
The following tables presents the composition by loan collateral type and region of the Company's commercial mortgage loans, held for investment, portfolio (dollars in thousands):

	December 31, 2024		December 31, 2023
Loan Collateral Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$3,574,267	71.5%	$3,876,108	76.8%
Hospitality	730,590	14.6%	670,274	13.3%
Industrial	340,195	6.8%	73,724	1.5%
Office	185,303	3.7%	269,924	5.4%
Retail	45,613	0.9%	34,000	0.7%
Other	123,886	2.5%	121,006	2.3%
Total	$4,999,854	100.0%	$5,045,036	100.0%

	December 31, 2024		December 31, 2023
Loan Region	Par Value	Percentage	Par Value	Percentage
Southeast	$1,945,668	38.9%	$1,989,175	39.4%
Southwest	1,877,501	37.6%	1,920,491	38.1%
Mideast	304,522	6.1%	455,739	9.0%
New England	177,417	3.5%	63,274	1.3%
Far West	171,775	3.4%	113,554	2.3%
Great Lakes	118,882	2.4%	161,059	3.2%
Rocky Mountain	114,425	2.3%	74,934	1.5%
Various(1)	289,664	5.8%	266,810	5.2%
Total	$4,999,854	100.0%	$5,045,036	100.0%
________________________
(1) Represents loans secured by a portfolio of properties located in various regions of the United States.
Allowance for Credit Losses
The following table presents the changes in the Company's allowance for credit losses for the years ended December 31, 2024 and 2023 (dollars in thousands):

		General Allowance for Credit Losses
	Specific Allowance for Credit Losses	Funded	Unfunded	Total	Total Allowance for Credit Losses
December 31, 2022	$14,224	$26,624	$280	$26,904	$41,128
Changes:
Provision/(Benefit)	12,334	20,551	853	21,404	33,738
Write offs	(26,558)	—	—	—	(26,558)
December 31, 2023	$—	$47,175	$1,133	$48,308	$48,308
Changes:
Provision/(Benefit)	36,019	(310)	(10)	(320)	35,699
Write offs	(4,801)	—	—	—	(4,801)
December 31, 2024	$31,218	$46,865	$1,123	$47,988	$79,206

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Specific Allowance for Credit Losses
The Company elected to apply a practical expedient for collateral dependent assets in which the allowance for credit losses is calculated as the difference between the estimated fair value of the underlying collateral, less estimated cost to sell, and the amortized cost basis of the loan. As such, these loans receivable are measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The fair value of the underlying collateral is determined using the market approach, the income approach, or a combination thereof. The significant unobservable input used for the income approach is the exit capitalization rate assumptions, which ranged from 5.00% to 9.50%. The significant unobservable input used for the market approach is the estimated fair value less cost to sell based on a negotiated price from an anticipated buyer.
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
In March 2021, the Company originated a first mortgage loan with a commitment of $48.5 million secured by an office property in Colorado. The loan was identified by management as non-performing and placed on cost recovery status, with an amortized cost of $43.7 million as of December 31, 2024. The Company recorded a specific allowance for credit losses of $26.7 million on this loan for the year ended December 31, 2024.
In December 2019, the Company originated a first mortgage loan with a commitment of $33.0 million secured by an office property in Georgia. The loan was identified by management as non-performing and placed on cost recovery status, with an amortized cost of $22.8 million as of December 31, 2024. The Company recorded a specific allowance for credit losses of $1.3 million on this loan for the year ended December 31, 2024.
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
In November 2021, the Company originated a first mortgage loan with a commitment of $66.7 million secured by a multifamily property in Texas. The loan was identified by management as non-performing and placed on cost recovery status, with an amortized cost of $66.7 million as of December 31, 2024. The Company recorded a specific allowance for credit losses of $3.2 million on this loan for the year ended December 31, 2024.
General Allowance for Credit Losses
The Company recorded a decrease in its general allowance for credit losses during the year ended December 31, 2024 of $0.3 million. The primary driver for the lower reserve balance is due to a more favorable macro-economic outlook since the end of the prior year. The Company recorded an increase in its general allowance for credit losses during the year ended December 31, 2023 of $21.4 million. The primary driver for the higher reserve balance is due to a more pessimistic and conservative macro-economic outlook since the end of the prior year slightly offset by a decrease in the overall portfolio of commercial mortgage loans, held for investment as of December 31, 2023. Changes in the provision for credit losses for the Company’s financial instruments are recorded in (Provision)/benefit for credit losses in the consolidated statements of operations with a corresponding offset to the financial instrument’s amortized cost recorded in the consolidated balance sheet, or as a component of Accounts payable and accrued expenses for unfunded loan commitments.
Past Due Status
The following table presents a summary of the loans amortized cost basis as of December 31, 2024 (dollars in thousands):

	Current	Less than 90 days past due	90 or more days past due(1)	Total
As of December 31, 2024	$4,536,095	$291,059	$159,596	$4,986,750
________________________
(1) Comprised of four mortgage loans, two of which were collateralized by office properties and the other two by multifamily properties. Both office properties have been designated as non-performing and placed on cost recovery status.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Non-performing Status
The following table presents the amortized cost basis of our non-performing loans as of December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024	December 31, 2023
Non-performing loan amortized cost at beginning of year, January 1	$78,185	$117,379
Addition of non-performing loan amortized cost	561,144	118,647
Less: Removal of non-performing loan amortized cost	506,099	157,841
Non-performing loan amortized cost at end of period(1)	$133,230	$78,185
________________________
(1) As of December 31, 2024 and 2023, the Company had three and two loans, respectively, designated as non-performing. As of December 31, 2024, the three non-performing loans were placed on cost recovery status, two of which were collateralized by office properties with a specific allowance for credit losses of $26.7 million and $1.3 million, and the other by a multifamily property with a specific allowance for credit losses of $3.2 million. As of December 31, 2023, the two non-performing loans were placed on non-accrual status and were collateralized by multifamily properties. No specific allowances for credit losses were determined for the two loans designated as non-performing as of December 31, 2023.
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
Commercial mortgage loans, held for investment in the consolidated balance sheets, are assigned an initial risk rating of 2. As of December 31, 2024 and 2023, the weighted average risk rating of loans was 2.3 and 2.3, respectively.
The following tables present the par value and amortized cost of our commercial mortgage loans, held for investment as of December 31, 2024 and 2023, by the Company’s internal risk rating and year of origination (dollars in thousands):

December 31, 2024
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Total Par Value	2024	2023	2022	2021	2020	Prior	Total Amortized Cost	% of Portfolio
1	—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2	124	3,803,752	1,563,540	558,172	792,872	763,395	62,131	52,867	3,792,977	76.1%
3	27	1,004,387	79,210	88,821	262,228	515,065	42,263	16,378	1,003,965	20.1%
4	1	56,616	—	—	56,579	—	—	—	56,579	1.1%
5	3	135,099	—	—	—	110,392	—	22,837	133,229	2.7%
Total	155	$4,999,854	$1,642,750	$646,993	$1,111,679	$1,388,852	$104,394	$92,082	$4,986,750	100.0%
					Allowance for credit losses				(78,083)
						Total carrying value, net			$4,908,667

December 31, 2023
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Total Par Value	2023	2022	2021	2020	2019	Prior	Total Amortized Cost	% of Portfolio
1	—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2	111	3,897,680	694,228	1,256,509	1,724,734	105,477	73,743	35,734	3,890,424	77.2%
3	27	875,449	2,379	273,097	468,244	74,729	—	56,362	874,811	17.4%
4	6	271,907	—	141,740	87,126	—	42,840	—	271,707	5.4%
5	—	—	—	—	—	—	—	—	—	—%
Total	144	$5,045,036	$696,607	$1,671,346	$2,280,104	$180,206	$116,583	$92,096	$5,036,942	100.0%
					Allowance for credit losses				(47,175)
						Total carrying value, net			$4,989,767

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
As of December 31, 2024, the contractual principal balance outstanding of commercial mortgage loans, held for sale, measured at fair value was $87.3 million which was comprised of three loans. As of December 31, 2024, none of the Company's commercial mortgage loans, held for sale, measured at fair value were in default or greater than ninety days past due. As of December 31, 2023 the Company did not hold any commercial mortgage loans, held for sale, measured at fair value.
The following tables present the composition by loan collateral type and region of the Company's commercial mortgage loans, held for sale, measured at fair value (dollars in thousands):

	December 31, 2024
Loan Collateral Type	Par Value	Percentage
Multifamily	$17,270	19.8%
Mixed Use	70,000	80.2%
Total	$87,270	100.0%

	December 31, 2024
Loan Region	Par Value	Percentage
Mideast	$75,000	85.9%
Southwest	12,270	14.1%
Total	$87,270	100.0%

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Note 4 - Investment Securities
Real Estate Securities, Available For Sale, Measured at Fair Value
The following is a summary of the Company's real estate securities, available for sale, measured at fair value as of December 31, 2024 and 2023 (dollars in thousands):

	CMBS Bonds
	Number of Bonds	Benchmark Interest Rate	Weighted Average Interest Rate	Weighted Average Contractual Maturity (years)	Par Value	Fair Value
December 31, 2024	11	1 Month SOFR	7.06%	9.8	$203,005	$202,973
December 31, 2023	7	1 Month SOFR	8.12%	12.2	$243,340	$242,569
The Company classified its CMBS bonds as available for sale and reports them at fair value in the consolidated balance sheets with changes in fair value recorded in Accumulated other comprehensive income/(loss) in the consolidated balance sheets.
The following table shows the amortized cost, unrealized gain/(loss) and fair value of the Company's CMBS bonds by investment type as of December 31, 2024 and 2023 (dollars in thousands):

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
December 31, 2024	$202,894	$295	$(216)	$202,973
December 31, 2023	$243,272	$74	$(777)	$242,569
As of December 31, 2024, the Company held 11 CMBS bonds with an amortized cost basis of $202.9 million and a net unrealized gain of $0.1 million, four of which were held in a gross unrealized loss position of $0.2 million. As of December 31, 2023, the Company held seven CMBS bonds with an amortized cost basis of $243.3 million and a net unrealized loss of $0.7 million, five of which were held in a gross unrealized loss position of $0.8 million. As of December 31, 2024 and 2023, zero positions had an unrealized loss for a period greater than twelve months. As of December 31, 2024 and 2023, the fair value of the Company's CMBS bonds that were in an unrealized loss position for less than twelve months was $50.3 million and $184.2 million, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Note 5 - Real Estate Owned
Real Estate Owned, Held for Investment
The following table summarizes the Company's real estate owned, held for investment assets as of December 31, 2024 and 2023 (dollars in thousands):

As of December 31, 2024
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021(1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(7,481)	$83,142
August 2023	Office	Portland, OR	16,479	2,065	—	(69)	18,475
October 2023	Multifamily	Lubbock, TX	1,618	10,076	185	(336)	11,543
			$21,533	$96,400	$3,113	$(7,886)	$113,160
________________________
See notes below.

As of December 31, 2023
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021(1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(5,179)	$85,444
August 2023	Office	Portland, OR	16,479	2,065	—	(13)	18,531
October 2023	Multifamily	Lubbock, TX	1,618	10,076	185	(24)	11,855
			$21,533	$96,400	$3,113	$(5,216)	$115,830
________________________
(1) The Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, Jeffersonville Member, LLC (the “Jeffersonville JV”) to acquire a triple net lease property in Jeffersonville, GA. Refer to Note 11 - Related Party Transactions and Arrangements for details.
Depreciation expense for the years ended December 31, 2024 and 2023 totaled $2.7 million and $3.3 million, respectively.
Real Estate Owned, Held for Sale
The following table summarizes the Company's Real estate owned, held for sale assets and liabilities as of December 31, 2024 and 2023 (dollars in thousands):

		As of December 31, 2024
Property Type	Primary Location(s)	Assets, Net	Liabilities, Net
Retail(1)	Various	$14,472	$1,291
Multifamily(2)	Various	211,024	4,528
		$225,496	$5,819

		As of December 31, 2023
Property Type	Primary Location(s)	Assets, Net	Liabilities, Net
Retail(1)	Various	$103,657	$12,297

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(1) In November 2022, the Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, BSPRT Walgreens Portfolio, LLC (the “Walgreens JV”) to assume a group of 24 retail properties with various locations throughout the United States (the “Walgreens Portfolio”). Refer to Note 11 - Related Party Transactions and Arrangements. During the year ended December 31, 2024, the Company recorded a loss of $10.7 million related to the portfolio, consisting of a $9.7 million write-down of assets and a $1.0 million loss on the sale of 19 properties. As of December 31, 2024, the Company's real estate owned, held for sale assets include the remaining four retail properties in the Walgreens Portfolio. The respective write-downs and losses on sale are recorded within Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations.
(2) During the year ended December 31, 2024, the Company obtained 11 multifamily properties, in various locations throughout the United States, through foreclosure or deed-in-lieu of foreclosure and subsequently sold three of the properties. The Company recognized a net gain of $2.7 million included within Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations related to the foreclosure and sale of these properties. As of December 31, 2024, the Company's real estate owned held for sale assets includes eight multifamily properties that previously collateralized five commercial mortgage loans.
As of December 31, 2024, the Company has designated certain properties included within the real estate owned business segment as held for sale in accordance with ASC 360. The properties are currently being marketed and sales are probable to occur within one year.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Note 6 - Leases
Intangible Lease Assets and Liabilities, Held for Investment
The following table summarizes the Company's identified intangible lease assets (primarily in-place leases) and liabilities (primarily below-market leases) recognized in the consolidated balance sheets as of December 31, 2024 and 2023 (dollars in thousands):

Identified intangible assets:	December 31, 2024	December 31, 2023
Gross amount	$49,285	$49,285
Accumulated amortization	(9,451)	(6,492)
Total, net	$39,834	$42,793

Rental Income
Rental income for the years ended December 31, 2024 and 2023 totaled $22.8 million and $17.9 million, respectively. Rental income is included in Revenue from real estate owned in the consolidated statements of operations.
The following table summarizes the Company's schedule of future minimum rents on its real estate owned, held for investment properties, to be received under the lease (dollars in thousands):

Future Minimum Rents	December 31, 2024
2025	$10,425
2026	9,633
2027	9,248
2028	9,248
2029	9,248
2030 and beyond	81,691
Total future minimum rent	$129,493
Amortization Expense
Intangible lease assets are amortized using the straight-line method over the remaining term of the lease. The weighted average life of the intangible assets as of December 31, 2024 is approximately 13.8 years. Amortization expense for the years ended December 31, 2024 and 2023 totaled $3.0 million and $3.8 million, respectively.
Amortization of acquired below (above) market leases, net of acquired above-market leases, resulted in a decrease to rental revenues of $0.9 million for the year ended December 31, 2023.
The following table summarizes the Company's expected amortization of other identified intangible assets, net over the next five years, exclusive of intangible assets that are held for sale, assuming no further acquisitions or dispositions (dollars in thousands):

Amortization Expense - Other identified intangible assets	December 31, 2024
2025	2,880
2026	2,880
2027	2,880
2028	2,880
2029	2,880

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Note 7 - Debt
Below is a summary of the Company's Repurchase facilities and revolving credit facilities - commercial mortgage loans (“Repo and Revolving Credit Facilities”), Mortgage note payable, Other financing and Unsecured debt as of December 31, 2024 and 2023 (dollars in thousands):

	As of December 31, 2024
Repo and revolving credit facilities - commercial mortgage loans(2):	Capacity	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility(3)	$500,000	$96,123	$11,308	6.73%	07/2026
Atlas Repo Facility(4)	350,000	81,810	5,869	7.00%	01/2026
WF Repo Facility(3)	400,000	—	6,246	N/A	10/2025
Barclays Revolver Facility(8)	100,000	75,805	965	9.25%	09/2026
Barclays Repo Facility(9)	500,000	76,073	13,642	6.28%	03/2025
Churchill Repo Facility	225,000	—	139	N/A	N/A
Total/Weighted average	$2,075,000	$329,811	$38,169	7.27%
Mortgage note payable:
Debt related to our REO(5)	N/A	$23,998	$2,032	7.52%	10/2025
Other Financing
Other Financings(6)	N/A	$12,865	$1,070	6.00%	07/2028
Unsecured Debt(7)
Junior Note I	N/A	$17,085	$1,630	8.35%	10/2035
Junior Note II	N/A	39,588	3,602	7.92%	12/2035
Junior Note III	N/A	24,722	2,251	7.92%	09/2036
Total/Weighted average	N/A	$81,395	$7,483	8.01%
________________________
See notes below.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

	As of December 31, 2023
Repo and revolving credit facilities - commercial mortgage loans(2):	Capacity	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility(3)	$500,000	$108,574	$22,401	7.90%	07/2026
Atlas Repo Facility(4)	600,000	52,864	6,603	7.68%	03/2024
WF Repo Facility(3)	400,000	71,730	9,580	7.85%	10/2025
Barclays Revolver Facility(8)	250,000	—	940	N/A	09/2024
Barclays Repo Facility(9)	500,000	66,539	11,616	7.22%	03/2025
Churchill Repo Facility	225,000	—	30	N/A	N/A
Total/Weighted average	$2,475,000	$299,707	$51,170	7.70%
Mortgage note payable:
Debt related to our REO(5)	N/A	$23,998	$1,982	8.48%	10/2024
Other Financing
Other Financings(6)	N/A	$36,534	$5,330	7.36%	Various(6)
Unsecured Debt(7)
Junior Note I	N/A	$17,047	$1,940	9.15%	10/2035
Junior Note II	N/A	39,550	3,519	8.95%	12/2035
Junior Note III	N/A	24,698	2,199	8.95%	09/2036
Total/Weighted average	N/A	$81,295	$7,658	8.99%
________________________
(1) Represents year to date expense and includes amortization of deferred financing costs.
(2) The Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 60% to 75% of the principal amount of the mortgage loan being pledged. These loans are all floating rate at the Secured Overnight Financing Rate (“SOFR”) plus an applicable spread. Additionally, the Repo and Revolving Credit Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of December 31, 2024 and 2023, the Company is in compliance with all debt covenants.
(3) There are two one-year extension options.
(4) On January 4, 2024, the Company extended the maturity date to January 5, 2026, with a one-year extension option. Additionally, the committed financing was decreased from $600 million to $350 million.
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
(6) Comprised of one and two note-on-note financings via participation agreements for the year ended December 31, 2024 and 2023, respectively. From inception of the loan, the Company's outstanding loans could increase as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The weighted average contractual maturity date of these loans for the year ended December 31, 2023 was August 2025.
(7) The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option. Interest paid on unsecured debt totaled $7.5 million for the year ended December 31, 2024, compared to $7.7 million for the year ended December 31, 2023, respectively.
(8) On September 19, 2024, the Company extended the maturity date to September 19, 2026, with a one-year extension option. Additionally, the committed financing was decreased from $250 million to $100 million.
(9) As of December 31, 2024, there are two one-year extension options. On February 21, 2025, the Company extended the maturity date to March 14, 2028, with a one-year extension option remaining.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Repurchase Agreements - Real Estate Securities
The Company has entered into various Master Repurchase Agreements (the “MRAs”) that allow the Company to sell real estate securities while providing a fixed repurchase price for the same real estate securities in the future. The repurchase contracts on each security under an MRA generally mature in 30-90 days and terms are adjusted for current market rates as necessary.
Below is a summary of the Company's MRAs as of December 31, 2024 and 2023 (dollars in thousands):

	As of December 31, 2024
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged(1)	Weighted Average Interest Rate	Weighted Average Days to Maturity
JP Morgan Securities LLC	$78,198	$6,609	$68,501	5.40%	8
Wells Fargo Securities, LLC	65,388	960	82,644	5.41%	14
Barclays Capital Inc.	66,057	4,452	74,042	5.10%	21
Lucid Prime Fund	26,965	1,209	30,865	5.24%	16
Total/Weighted Average	$236,608	$13,230	$256,052	5.30%	15

	As of December 31, 2023
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged(1)	Weighted Average Interest Rate	Weighted Average Days to Maturity
JP Morgan Securities LLC	$113,111	$6,717	$127,602	6.29%	15
Wells Fargo Securities, LLC	8,994	235	9,975	6.14%	5
Barclays Capital Inc.	51,950	3,371	58,250	6.19%	5
Total/Weighted Average	$174,055	$10,323	$195,827	6.25%	11
________________________
(1) Includes $75.4 million and $27.9 million of CMBS notes, held by the Company, which is eliminated through consolidation of the related CLOs on the Company's consolidated balance sheets as of December 31, 2024 and 2023, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Collateralized Loan Obligation
The following tables represent the terms of the notes issued by 2021-FL6 Issuer, 2021-FL7 Issuer, 2022-FL8 Issuer, 2022-FL9 Issuer, 2023-FL10 Issuer and 2024-FL11 Issuer (collectively the “CLOs”), as of December 31, 2024 and 2023, respectively:

	December 31, 2024
CLO Facility	Number of Loans in pool(1)	Benchmark Interest Rate(4)	Weighted Average Spread	Par Value	Par Value Outstanding(2)	Principal Balance of Collateralized Mortgage Assets	Maturity Dates
2021-FL6 Issuer	38	Term SOFR	1.64%	$584,500	$344,411	$454,686	3/15/2036
2021-FL7 Issuer	30	Term SOFR	1.90%	722,250	392,826	563,852	12/21/2038
2022-FL8 Issuer	35	AVG SOFR	1.77%	960,000	796,927	914,752	2/15/2037
2022-FL9 Issuer	38	Term SOFR	2.94%	670,637	519,537	647,683	5/15/2039
2023-FL10 Issuer(3)	41	Term SOFR	2.59%	717,243	717,243	892,536	9/15/2035
2024-FL11 Issuer	27	Term SOFR	1.99%	886,176	886,176	1,016,286	7/15/2039
				$4,540,806	$3,657,120	$4,489,795

	December 31, 2023
CLO Facility	Number of Loans in pool(1)	Benchmark interest rate(4)	Weighted Average Spread	Par Value	Par Value Outstanding(2)	Principal Balance of Collateralized Mortgage Assets	Maturity Dates
2021-FL6 Issuer	54	Term SOFR	1.43%	$584,500	$558,040	$673,289	3/15/2036
2021-FL7 Issuer	40	Term SOFR	1.64%	722,250	720,000	864,079	12/21/2038
2022-FL8 Issuer	46	AVG SOFR	1.72%	960,000	960,000	1,184,931	2/15/2037
2022-FL9 Issuer	51	Term SOFR	2.80%	670,637	670,639	800,638	5/15/2039
2023-FL10 Issuer	27	Term SOFR	2.57%	717,243	689,294	895,525	9/15/2035
				$3,654,630	$3,597,973	$4,418,462
________________________
(1) Loan assets may be pledged towards one or multiple CLO pool.
(2) Excludes $532.4 million and $495.0 million, respectively, of CLO notes, held by the Company, which are eliminated in Collateralized loan obligations in the consolidated balance sheet as of December 31, 2024 and 2023.
(3) During the first quarter of 2024, the Company sold the BSPRT FL10 AS retained tranche with a principal balance of $27.9 million.
(4) On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that LIBOR tenors relevant to 2019-FL5 Issuer, 2021- FL6 Issuer, and 2021-FL7 Issuer would cease to be published or no longer be representative after June 30, 2023. The Alternative Reference Rates Committee (the “ARRC”) interpreted this announcement to constitute a benchmark transition event. The benchmark index of 1M LIBOR interest rate converted from LIBOR to compounded SOFR, plus a benchmark adjustment of 11.448 basis points with a lookback period equal to the number of calendar days in the applicable interest accrual period plus two SOFR business days, conforming with the indenture agreement and recommendations from the ARRC. Compounded SOFR for any interest accrual period shall be the “30-Day Average SOFR” as published by the Federal Reserve Bank of New York on each benchmark determination date. On July 13, 2023, the Company converted the indices for 2021-FL6 Issuer and 2021-FL7 Issuer to 1M Term SOFR + 11.448 basis points and the applicable spreads remain unchanged.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
The below table reflects the total assets and liabilities of the Company's outstanding CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of December 31, 2024 and 2023, respectively, as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE. The VIE’s are non-recourse to the Company.

Assets (dollars in thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents(1)	$157,991	$55,914
Commercial mortgage loans, held for investment, net(2)	4,378,427	$4,379,760
Accrued interest receivable	21,580	$23,927
Total Assets	$4,557,998	$4,459,601

Liabilities
Notes payable(3)(4)	$4,189,479	$4,092,971
Accrued interest payable	13,194	$15,171
Total Liabilities	$4,202,673	$4,108,142
________________________
(1) Includes $157.0 million and $55.1 million of cash held by the servicer related to CLOs as of December 31, 2024 and 2023, respectively.
(2) The balance is presented net of allowance for credit losses of $34.5 million and $32.6 million as of December 31, 2024 and 2023, respectively.
(3) Includes $532.4 million and $495.0 million of CLO notes, held by the Company, which are eliminated in Collateralized loan obligation in the consolidated balance sheets as of December 31, 2024 and 2023, respectively.
(4) The balance is presented net of deferred financing cost and discount of $28.8 million and $30.8 million as of December 31, 2024 and 2023, respectively. The deferred financing costs are amortized over the expected lifetime of each CLO.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Note 8 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income/(loss) is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands, except share and per share data):

	Year Ended December 31,
Numerator	2024	2023	2022
Net income/(loss)	$92,403	144,509	$14,215
Net (income)/loss from non-controlling interest	3,475	706	216
Less: Preferred stock dividends	26,993	26,993	41,741
Net income/(loss) attributable to common stock	68,885	118,222	(27,310)
Less: Participating securities' share in earnings	1,806	1,162	—
Net income/(loss) attributable to common shareholders (for basic and diluted earnings per share)	$67,079	$117,060	$(27,310)

	Year Ended December 31,
Denominator	2024	2023	2022
Weighted-average common shares outstanding for basic earnings per share	81,846,170	82,307,970	71,628,365
Weighted-average common shares outstanding for diluted earnings per share(1)	81,846,170	82,307,970	71,628,365

Basic earnings per share	$0.82	$1.42	$(0.38)
Diluted earnings per share	$0.82	$1.42	$(0.38)
________________________
(1) The effect of the weighted average dilutive shares excluded restricted shares and restricted stock units for the years ended December 31, 2024, 2023 and 2022 of 253,436, 191,324, and 476,653, respectively, as the effect was anti-dilutive. Additionally, the effect of the weighted average dilutive shares excluded the common equivalent of convertible preferred shares for the years ended December 31, 2024, 2023 and 2022 of 5,370,498, 5,385,254, and 17,521,845 shares respectively, as the effect was anti-dilutive.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Note 9 - Redeemable Convertible Preferred Stock and Equity Transactions
The following table presents the summary of the Company's outstanding shares of redeemable convertible preferred stock, perpetual preferred stock, and common stock as of December 31, 2024 and 2023 (in thousands, except share and per share amounts):

	Balance as of		Shares Outstanding as of		Fourth Quarter 2024 Dividend Per Share (1)
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Redeemable Convertible Preferred Stock:
Series H Preferred Stock (2)	$89,748	$89,748	17,950	17,950	$106.22
Perpetual Preferred Stock:
Series E Preferred Stock	$258,742	$258,742	10,329,039	10,329,039	$0.46875
Common Stock:
Common Stock - at par value (3)(4)	$818	$820	83,066,789	82,751,913	$0.355
________________________
(1) As declared by the Company's board of directors.
(2) On January 16, 2025, the Series H Preferred Stock was amended such that the mandatory conversion date was extended by one year, to January 21, 2026. Unless earlier converted, the Series H Preferred Stock will automatically convert into common stock at a rate of 299.2 shares of common stock per share of Series H Preferred Stock (subject to adjustments as described in the Articles Supplementary for the Series H Preferred Stock) on January 21, 2026. The holder of the Series H Preferred Stock has the right to convert up to 4,487 shares of Series H Preferred Stock one time in each calendar month through December 2025, upon 10 business days’ advance notice to the Company.
(3) Common stock includes shares issued pursuant to the Company's DRIP and unvested restricted shares.
(4) During the year ended December 31, 2024, the Company repurchased 391,863 shares of common stock at a net average price of $12.42 per share, for a total of $4.9 million. All of these shares were retired upon settlement, reducing the total outstanding shares as of December 31, 2024. See discussion in the "Stock Repurchases" section below.
During the year ended December 31, 2024 and 2023, the Company paid an aggregate of $117.9 million and $118.0 million, respectively, of common stock distributions comprised of quarterly common dividends of $0.355 per share.
Stock Repurchases
The Company’s board of directors has authorized a $65 million share repurchase program of the Company’s common stock. The Company’s share repurchase program authorizes share repurchases at prices below the most recently reported book value per share as determined in accordance with GAAP. Repurchases made under the program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any purchases by the Company will be determined by the Company in its reasonable business judgment and consistent with the exercise of its legal duties and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company's share repurchase program will remain open until at least December 31, 2025, or until the capital committed to the applicable repurchase program has been exhausted, whichever is sooner. Repurchases under the Company’s share repurchase program may be suspended from time to time at the Company’s discretion without prior notice. As of December 31, 2024, the Company had $31.1 million remaining under the share repurchase program.
The following table is a summary of the Company’s repurchase activity of its common stock during the year ended December 31, 2024 (in thousands, except share amounts):

	Year Ended December 31, 2024
	Shares	Amount (1)(2)
Beginning of period, authorized repurchase amount		$35,917
Repurchases paid	391,863	(4,867)
Remaining as of December 31, 2024		$31,050
________________________

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(1) For the year ended December 31, 2024, the net average purchase price was 12.42 per share.
(2) Amount includes commissions paid associated with share repurchases.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company has adopted a dividend reinvestment and direct stock purchase plan ("DRIP") under which we registered and reserved for issuance, in the aggregate, 63,000,000 shares of common stock. Under the dividend reinvestment component of this plan, the Company's common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of common stock. The direct stock purchase component allows stockholders, subject to the Company's approval, to purchase shares of common stock directly from us. For the year ended December 31, 2024, 0 and 163,952 shares of common stock were issued by the Company and purchased in the open market, respectively, by the DRIP administrator and allocated to DRIP participants. under the dividend reinvestment component of DRIP.
At-the-Market Sales Agreement
On November 8, 2024, the Company entered into an amendment to the sales agreement dated April 14, 2023 as amended the ("Sales Agreement") establishing its $200 million at-the-market offering program (the "ATM program") with a financial syndicate as sales agents (the "Agents"). Pursuant to the Sales Agreement, the Company may offer and sell shares of the Company's common stock, from time to time, and at various prices, through the Agents. Sales of the common stock, if any, made through the Agents may be made in "at the market" offerings (as defined in Rule 415 under the Securities Act of 1933, as amended), by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise, at market prices prevailing at the time of sale, in block transactions, in negotiated transactions, in any manner permitted by applicable law or as otherwise as may be agreed by the Company and any Agent.
As of December 31, 2024, the Company has not sold any shares of common stock under the ATM program, and common stock with an aggregate sales price of $200 million remains available for issuance.
Note 10 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of December 31, 2024, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	December 31, 2024	December 31, 2023
2023(1)	$—	$9,694
2024	—	117,411
2025	76,163	131,579
2026	156,907	28,525
2027	135,244	684
2028 and beyond	3,195	—
	$371,509	$287,893
________________________
(1) The balance relates to four loans that were subject to modification as of December 31, 2023.
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
December 31, 2024
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
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the years ended December 31, 2024, 2023 and 2022 and the associated payable as of December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,			Payable as of December 31,
	2024	2023	2022	2024	2023
Acquisition expenses (1)	$996	$1,241	$1,360	$—	$—
Administrative services expenses	9,707	14,440	12,928	2,342	3,447
Asset management and subordinated performance fee	25,958	33,847	26,157	9,417	15,014
Other related party expenses (2)(3)	1,301	1,192	875	2,347	855
Total related party fees and reimbursements	$37,962	$50,720	$41,320	$14,106	$19,316
________________________
(1) Total acquisition fees and expenses paid during the years ended December 31, 2024, 2023 and 2022 were $10.0 million, $5.8 million and $11.7 million respectively, of which $9.0 million, $4.6 million and $10.3 million were capitalized in Commercial mortgage loans, held for investment and Real estate securities, available for sale, measured at fair value in the consolidated balance sheets for the years ended December 31, 2024, 2023 and 2022.
(2) These are related to reimbursable costs incurred related to the increase in loan origination activities and are included in Other expenses in the consolidated statements of operations.
(3) As of December 31, 2024 and 2023, the related party payables include $2.3 million and $0.7 million, respectively, of payments made by the Advisor to third party vendors on behalf of the Company.
The payables as of December 31, 2024 and 2023 in the table above are included in Due to affiliates in the consolidated balance sheets.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Pursuant to the Company's 2021 Incentive Plan, in the first quarter of 2024, the Company issued awards of restricted stock units to its officers and certain other personnel of the Advisor who provide services to the Company under the Advisory Agreement.
As of December 31, 2024, our commercial mortgage loans, held for investment, includes an aggregate of $39.6 million carrying value of loans to affiliates of our Advisor. The Company recognized $7.5 million and $10.0 million in interest income from these loans for the year ended December 31, 2024 and 2023 respectively, in the consolidated statements of operations.
In the second quarter of 2022, the Company fully funded a $149.7 million first mortgage consisting of the Walgreens Portfolio: 24 retail properties with various locations throughout the United States. The Company entered into a joint venture agreement and formed the Walgreens JV to acquire 75.618% ownership interest in the Walgreens Portfolio, while the affiliated fund has 24.242% interest.
On December 20, 2024, the Company, three affiliates of the Company, and an unrelated third party entered into the 55 Riverwalk Aker/BSP Venture LLC (the "55 Riverwalk JV") to acquire a $158.5 million mixed use development property consisting of a multifamily apartment complex and retail shopping stores located in West New York, NJ. The Company has a 21.01% interest in the 55 Riverwalk JV while the affiliated funds and the unrelated third party have 73.99% and 5.00% interest, respectively.
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
As of December 31, 2024, there were 3,706,994 shares of common stock remaining available for issuance under the Company's 2021 Incentive Plan. The Board may amend, suspend or terminate the 2021 Incentive Plan at any time; provided that no amendment, suspension or termination may impair rights or obligations under any outstanding award without the participant’s consent or violate the 2021 Incentive Plan’s prohibition on repricing.
Service-based Restricted Stock and Restricted Stock Units
In accordance with the 2021 Incentive Plan, the Company issued awards of RSUs to its officers and certain other personnel of the Advisor who provide services to the Company under the Advisory Agreement.
Restricted Stock and RSU activity issued under the 2021 Incentive Plan for the year ended December 31, 2024 is summarized below:

	Shares Outstanding	Weighted Average Grant Date Fair Value
	2021 Incentive Plan
Unvested equity awards outstanding as of December 31, 2023	809,257	$14.11
Grants	819,710	13.20
Vested	(350,269)	14.23
Unvested equity awards outstanding as of December 31, 2024	1,278,698	$13.58
The Company recognized compensation expense associated with equity awards of $8.2 million, $4.8 million, and $2.5 million during the years ended December 31, 2024, 2023, and 2022 respectively, which is included in Share-based compensation in the consolidated statements of operations. Unrecognized estimated compensation expense for these awards totaled $9.7 million as of December 31, 2024 that will be expensed over a weighted average period of 1.8 years.
Restricted Stock and RSUs granted in 2024 and 2023 had a weighted average grant date fair value of $13.20 and $14.20, respectively. The fair value of Restricted Stock and RSUs that vested during the years ended December 31, 2024 and 2023 was $5.0 million and $2.7 million, respectively.
Note 13 - Fair Value of Financial Instruments
GAAP establishes a hierarchy of valuation techniques based on the observability of inputs used in measuring financial instruments at fair values. GAAP establishes market-based or observable inputs as the preferred source of values, followed by

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
Commercial mortgage loans, held for sale, measured at fair value in the Company's TRS are initially recorded at transaction price, which are considered to be the best initial estimate of fair value. The Company engages the services of a third party independent valuation firm to determine fair value of certain investments held by the Company. Fair value is determined using a discounted cash flow model that primarily considers changes in interest rates and credit spreads, weighted average life and current performance of the underlying collateral. Commercial mortgage loans held for sale, measured at fair value that are originated in the last month of the reporting period are held and marked to the transaction price. The Company classified the commercial mortgage loans held for sale, measured at fair value as Level III.
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
Derivative instruments, measured at fair value
Treasury note futures trade on the Chicago Board of Trade (“CBOT”) and are made up of contracts of a variety of recently issued 5-year and 10-year U.S. Treasury notes. The future contracts are liquid and are centrally cleared through the CBOT and are valued using market prices. Treasury note futures are categorized as Level I.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Credit default swaps, interest rate swaps and options can be traded over the counter (“OTC”) or on the exchange. Exchange-traded derivatives are generally valued using market prices while OTC derivative transaction valuations are derived using pricing models that are widely accepted by marketplace participants. The pricing models take into account multiple inputs including specific contract terms, interest rate yield curves, interest rates, credit curves, recovery rates, and/or current credit spreads obtained from counterparties and other market participants. Most inputs into the models are not subjective as they are observable in the marketplace or set per the contract. The valuation is primarily determined by the difference between the contract spread and the current market spread. The contract spread (or rate) is generally fixed and the market spread is determined by the credit risk of the underlying debt or reference entity. If the underlying indices are liquid and the OTC market for the current spread is active, the derivatives are categorized in Level II of the fair value hierarchy. If the underlying indices are illiquid and the OTC market for the current spread is not active, the derivatives are categorized in Level III of the fair value hierarchy. The Company's option contracts are exchange-traded, and therefore categorized as Level I. The Company classified its credit default swaps as Level II.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no material transfers between levels within the fair value hierarchy during the year ended December 31, 2024.
The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of December 31, 2024 (dollars in thousands). The Company did not have any liabilities carried at fair value as of December 31, 2023.

	December 31, 2024
	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$202,973	$—	$202,973	$—
Commercial mortgage loans, held for sale, measured at fair value	87,270	—	—	87,270
Options	183	183	—	—
Treasury notes	891	891	—	—
Total assets, at fair value	$291,317	$1,074	$202,973	$87,270

Liabilities, at fair value
Credit default swaps	$1,787	$—	$1,787	$—
Total liabilities, at fair value	$1,787	$—	$1,787	$—

	December 31, 2023
	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$242,569	$—	$242,569	$—
Total assets, at fair value	$242,569	$—	$242,569	$—

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of December 31, 2024 (dollars in thousands). The Company did not hold any applicable positions as of December 31, 2023.

	December 31, 2024
Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs(1)	Weighted Average	Range
Commercial mortgage loans, held for sale, measured at fair value	$87,270	Discounted Cash Flow	Yield	7.02%	6.96% - 7.58%
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
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets. The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of December 31, 2024 and 2023 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

December 31, 2024
Commercial mortgage loans, held for sale, measured at fair value
Beginning balance, January 1, 2024	$—
Transfers into Level III(1)	—
Originations	358,445
Sales / paydowns	(284,300)
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loan, held for sale	13,125
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	—
Transfers out of Level III(1)	—
Ending balance, December 31, 2024	$87,270
________________________
(1) There were no transfers in or out of Level III as of December 31, 2024.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024

	December 31, 2023
	Real estate securities, trading, measured at fair value	Commercial mortgage loans, held for sale, measured at fair value
Beginning balance, January 1, 2023	$235,728	$15,559
Transfers into Level III(1)	—	—
Originations	—	102,500
Sales / paydowns	(235,123)	(121,976)
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loan, held for sale	—	3,873
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	—	44
Trading gain/(loss)	(605)	—
Transfers out of Level III(1)	—	—
Ending balance, December 31, 2023	$—	$—
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
As of December 31, 2024, the Walgreens Portfolio was written down to estimated fair value less cost to sell for impairment purposes using either the market approach or the income approach. In addition, the Company determined the fair value of its eight multifamily properties, obtained through foreclosure or deed-in-lieu of foreclosure, based on a combination of the market approach and the income approach. The significant unobservable input used for the income approach is the exit capitalization rate assumptions, which ranged from 5.00% - 7.88%. The significant unobservable input used for the market approach is the estimated fair value less cost to sell based on a negotiated price from an anticipated buyer.
As of December 31, 2024, the Company's Real estate owned, held for sale assets and liabilities, had a fair value of $221.6 million, net, that represented the remaining four retail properties in the Walgreens Portfolio and eight multifamily properties. As of December 31, 2023 the Company's real estate owned, held for sale assets and liabilities, had a fair value of $91.4 million, net, representing the remaining 23 retail properties in the Walgreens Portfolio and four multifamily properties.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Financial Instruments Not Measured at Fair Value
The Company's financial assets and liabilities that are not reported at fair value in the consolidated balance sheets are reported below as of December 31, 2024 and 2023 (dollars in thousands):

		December 31, 2024			December 31, 2023
		Level	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value
Commercial mortgage loans, held for investment(1)	Asset	III	$4,986,750	$4,935,380	III	$5,036,942	$5,010,580
Collateralized loan obligations(2)	Liability	II	3,628,270	3,645,330	II	3,567,166	3,521,274
Mortgage note payable	Liability	III	23,998	23,998	III	23,998	23,998
Other financings	Liability	III	12,865	12,865	III	36,534	36,534
Unsecured debt	Liability	III	81,395	69,800	III	81,295	64,900
________________________
(1) The carrying value is gross of $78.1 million and $47.2 million of allowance for credit losses as of December 31, 2024 and 2023, respectively.
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
Repurchase agreements - commercial mortgage loans of $329.8 million and $299.7 million as of December 31, 2024 and 2023, respectively, and repurchase agreements - real estate securities of $236.6 million and $174.1 million as of December 31, 2024 and 2023, respectively, are not carried at fair value and do not include accrued interest, which are presented in Note 7 – Debt. For these instruments, carrying value generally approximates fair value and are classified as Level III.
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
December 31, 2024
Note 14 - Derivative Instruments
The Company uses derivative instruments primarily to manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk.
The following derivative instruments were outstanding as of December 31, 2024 (dollars in thousands): As of December 31, 2023, there were no derivative instruments outstanding.

		Fair Value
Contract type	Notional	Assets	Liabilities
As of December 31, 2024
Credit default swaps	$80,000	$—	$1,787
Options	—	295	112
Treasury note futures	68,300	891	—
Total	$148,300	$1,186	$1,899
The following table indicates the net realized and unrealized gains and losses on derivatives, by primary underlying risk exposure, as included in the consolidated statements of operations for the year ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
Contract type	Unrealized gain/(loss)	Realized gain/(loss)	Unrealized gain/(loss)	Realized gain/(loss)	Unrealized gain/(loss)	Realized gain/(loss)
Credit default swaps	$75	$(112)	$41	$(36)	$147	$(405)
Interest rate swaps	—	—	(90)	672	(15,954)	59,499
Options	83	(90)	—	—	—	—
Treasury note futures	892	(1,059)	(91)	362	(33)	939
Total	$1,050	$(1,261)	$(140)	$998	$(15,840)	$60,033
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
December 31, 2024
Note 15 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting, and a net presentation of the Company's derivative instruments and repurchase agreements as of December 31, 2024 and 2023 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets(1)	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral(2)	Net Amount
December 31, 2024
Derivative instruments, at fair value	$1,186	$1,186	$—	$—	$—	$—

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral(2)	Net Amount
December 31, 2024
Repurchase agreements, commercial mortgage loans	$329,811	$—	$329,811	$329,811	$—	$—
Repurchase agreements, real estate securities	236,608	—	236,608	236,608	—	—
Derivative instruments, at fair value	1,899	1,186	713	—	713	—
December 31, 2023
Repurchase agreements, commercial mortgage loans	$299,707	$—	$299,707	$299,707	$—	$—
Repurchase agreements, real estate securities	174,055	—	174,055	174,055	—	—
________________________
(1)As of December 31, 2023, there were no assets which were presented gross within the scope of ASC 210-20, Balance Sheet—Offsetting.
(2) Included in Restricted cash in the Company's consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
•The real estate owned business represents real estate acquired by the Company through foreclosure, deed-in-lieu of foreclosure, or purchase.
The segments are based on financial information presented to the President of Commercial Real Estate, and the Chief Financial Officer / Chief Operating Officer of the Company, who are determined to jointly be the Chief Operating Decision Maker (“CODM”). The CODM oversees activities and operations of the business, which includes assessing performance, liquidity, and profit or loss on each operating segment. Profit or loss on segment operations is measured by net income/(loss) included in the consolidated statements of operations. The CODM uses net income/(loss) to measure return on equity to assess the liquidity associated with equity that is allocated to each business based on the Company’s investment objectives and strategies.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
The following table represents the Company's operations by segment for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

December 31, 2024	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$526,076	$502,214	$17,128	$5,553	$1,181
Revenue from real estate owned	22,849	—	—	—	22,849
Interest expense	(338,471)	(322,504)	(13,214)	(721)	(2,032)
Administrative services expenses	(9,707)	(4,582)	—	(5,125)	—
Depreciation and amortization	(5,630)	—	—	—	(5,630)
Operating expenses	(62,934)	(40,190)	(1,094)	(4,930)	(16,720)
Other segment items(1)(2)	(39,780)	(43,246)	(8)	11,605	(8,131)
Net income/(loss)	92,403	91,692	2,812	6,382	(8,483)
Total assets as of December 31, 2024	6,002,386	5,261,022	205,758	128,430	407,176

December 31, 2023
Interest income	$552,506	$530,116	$17,323	$2,244	$2,823
Revenue from real estate owned	17,021	—	—	—	17,021
Interest expense	(305,577)	(288,327)	(14,118)	(1,150)	(1,982)
Administrative services expenses	(14,440)	(8,313)	—	(6,127)	—
Depreciation and amortization	(7,128)	—	—	—	(7,128)
Operating expenses	(61,493)	(50,627)	(1,488)	(5,412)	(3,966)
Other segment items(1)(2)	(36,380)	(28,795)	146	(80)	(7,651)
Net income/(loss)	144,509	154,054	1,863	(10,525)	(883)
Total assets as of December 31, 2023	5,955,180	5,372,371	245,949	66,503	270,357

December 31, 2022
Interest income	$357,705	$320,546	$30,203	$6,956	$—
Revenue from real estate owned	9,655	—	—	—	9,655
Interest expense	(160,526)	(146,493)	(11,203)	(1,643)	(1,187)
Administrative services expenses	(12,928)	(6,288)	—	(6,640)	—
Depreciation and amortization	(5,408)	—	—	—	(5,408)
Operating expenses	(56,655)	(45,317)	(6,842)	(4,479)	(17)
Other segment items(1)(2)	(117,628)	(43,773)	(81,623)	8,508	(740)
Net income/(loss)	14,215	78,676	(69,465)	2,702	2,302
Total assets as of December 31, 2022	6,203,601	5,444,152	474,231	63,307	221,911
________________________
(1) For each reportable segment, other segment items category includes:
Real Estate Debt - specific and general allowance for credit losses, and gains/(losses) associated with debt extinguishment.
Real Estate Securities - gains/(losses) associated with sales of CMBS bonds and divestment of trading securities.
TRS - gains/(losses) associated with fair value measurements and securitizations or sales of held for sale loans, fair value measurements and terminations of derivative instruments, and (provisions)/benefits on taxable income.
Real Estate Owned - gains/(losses) associated with other real estate investments resulting from foreclosure or sale.
(2) Stock compensation expense is allocated to each segment based on total income per segment and included within other segment items.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
For the purposes of the table above, management fees have been allocated to the business segments using an agreed upon percentage of each respective segment's prior period equity. Administrative fees are derived from an agreed upon reimbursable amount based on employee time charged and allocated to the business segments.
Note 17 - Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRSs, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but is instead taxed as a C corporations. For financial reporting purposes, the TRSs are consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRSs. Total (provision)/benefit for income taxes for the years ended December 31, 2024, 2023 and 2022 were $(1.1) million, $2.8 million and $0.4 million, respectively. As of December 31, 2024, our taxable REIT subsidiaries have an estimated $15.2 million of federal net operating loss ("NOL") carryforwards and $3.5 million of state and local NOL carryforwards. The NOL carryforwards are subject to certain limitations. The Company has analyzed and determined that future earnings of the Company's TRS are sufficient to support a conclusion that valuation allowance is not necessary as of December 31, 2024.
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
Components of the provision for income taxes consist of the following (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Current (provision)/benefit for income taxes
U.S. Federal	$(1,299)	$(12)	$65
State and local	(152)	(1)	167
Total current (provision)/benefit for income taxes	$(1,451)	$(13)	$232
Deferred (provision)/benefit for income taxes
U.S. Federal	$446	$2,670	$99
State and local	(115)	100	68
Total deferred (provision)/benefit for income taxes	$331	$2,770	$167
Total (provision)/benefit for income taxes	$(1,120)	$2,757	$399
The tax characteristics of $1.42 distributions per share of common stock declared during 2024 was $1.42 ordinary income. The tax characteristics of the $1.88 per share of Series E Preferred Stock declared during 2024 was $1.88 ordinary income. The tax characteristics of the $424.86 per share of Series H Preferred Stock declared during 2024 was $424.86 ordinary income. The ordinary income per share of each stockholder represents the ordinary dividend that may be eligible for the 20% deduction applicable to qualified REIT dividends under Internal Revenue Code Section 199A.
The tax characteristics of $1.42 distributions per share of Common Stock declared during 2023 was $1.42 ordinary income. The tax characteristics of the $1.88 per share of Series E Preferred Stock declared during 2023 was $1.88 ordinary income. The tax characteristics of the $424.86 per share of Series H Preferred Stock declared during 2023 was $424.86 ordinary income. The ordinary income per share of each stockholder represents the ordinary dividend that may be eligible for the 20% deduction applicable to qualified REIT dividends under Internal Revenue Code Section 199A.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
Note 18 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K. The following activity took place subsequent to the year ended December 31, 2024:
Investment Activity: We obtained, through foreclosure, two multifamily properties, both located in Texas. The loans had a combined amortized cost basis of $104.9 million as of December 31, 2024. One of these two properties was subsequently sold on February 12, 2025 for a purchase price of $63.8 million and was financed with a loan originated by the Company.
We also sold a previously foreclosed multifamily property, located in North Carolina, for a purchase price of $12.9 million.
Conduit Activity: We sold two of our commercial mortgage loans, held for sale into the CMBS securitization market. The loans had a fair value of $82.3 million as of December 31, 2024.

FRANKLIN BSP REALTY TRUST, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2024
(Dollars in thousands)

Type of Loan	Property Type / Location	Interest Rates(1)	Maximum Maturity Date(2)	Periodic Payments Terms(3)	Face Amount	Carrying Amount	Principal Amount of Loans Subject to Delinquent Principal or Interest(4)
Senior loans
Senior loans less than 3% of the carrying amount of total loans
Senior loans	Multifamily / Diversified	+ 2.00% - 8.30% Fixed 4.25% - 9.00%	2025 - 2030	I/O	$3,555,248	$3,547,417	$93,108
Senior loans	Hospitality / Diversified	+ 3.25% - 7.50% Fixed 5.99% - 8.50%	2025 - 2029	I/O & P/I	719,923	718,445	—
Senior loans	Industrial / Diversified	+ 2.70% - 4.90% Fixed 11.99%	2026 - 2029	I/O	338,015	336,457	—
Senior loans	Office / Diversified	+ 2.25% - 4.50% Fixed 5.15% - 5.50%	2025 - 2026	I/O & P/I	185,303	183,378	66,488
Senior loans	Mixed Use / Diversified	+ 3.70% - 5.35%	2025 - 2026	I/O	91,185	90,912	—
Senior loans	Retail / Diversified	Fixed 5.50% - 6.00%	2025 - 2026	I/O	45,613	45,739	—
Senior loans	Manufactured Housing / Diversified	+ 4.25% Fixed 5.50%	2025 - 2028	I/O & P/I	25,175	25,114	—
Total senior loans					$4,960,462	$4,947,462	$159,596

Mezzanine loans
Mezzanine loans less than 3% of the carrying amount of total loans
Mezzanine loans	Multifamily / Diversified	+ 3.67% - 12.75%	2027 - 2029	I/O	$19,018	$18,969	$—
Mezzanine loans	Hospitality / Diversified	+ 9.25% - 10.51%	2027 - 2028	I/O	10,667	10,657	—
Mezzanine loans	Mixed Use / New York	Fixed 16.00%	2025	I/O	7,527	7,491	—
Mezzanine loans	Industrial / California	Fixed 15.00%	2029	I/O	2,180	2,171	—
Total mezzanine loans					$39,392	$39,288	$—

Total commercial mortgage loans, held for investment(5)					$4,999,854	$4,986,750	$159,596
Allowance for credit losses						(78,083)
Total commercial mortgage loans, held for investment, net of allowance for credit losses						$4,908,667

________________________
(1) Expressed as a spread over 1M SOFR Term and Adj. 1M SOFR Term. On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that LIBOR tenors would cease to be published or no longer be representative. The Alternative Reference Rates Committee (the “ARRC”) interpreted this announcement to constitute a benchmark transition event. The benchmark index of LIBOR interest rate will convert from LIBOR to compounded SOFR, plus a benchmark adjustment of 11.448 basis points. As of December 31, 2024, all of our commercial mortgage loans, held for investment which had been indexed at LIBOR were converted to SOFR utilizing the 11.448 basis points adjustment and the applicable spreads remain unchanged. The loans which have the SOFR adjustment are referred to as "Adj. 1M SOFR Term."
(2) Maximum maturity date assumes all extension options are exercised, if applicable.
(3) I/O = interest only, P/I = principal and interest.
(4) Principal amount of loans subject to delinquent principal or interest is defined as loans in (i) maturity default or (ii) receipt of interest outstanding for more than 90 days.
(5) The estimated aggregate cost for U.S. federal income tax purposes is approximately $5.1 billion.
For the activity within the Company's loan portfolio during the years ended December 31, 2024 and 2023, refer to Note 3 - Commercial Mortgage Loans on the consolidated financial statements of Form 10-K.