Form 10-Q
period 2025-03-31
Franklin BSP Realty Trust, Inc.
filed 2025-04-28
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2025
 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-40923
FRANKLIN BSP REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	46-1406086
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Madison Ave, Suite 1600
New York, New York	10010
(Address of Principal Executive Office)	(Zip Code)
(212) 588-6770
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FBRT	New York Stock Exchange
7.50% Series E Cumulative Redeemable Preferred Stock, par value $0.01 per share	FBRT PRE	New York Stock Exchange
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of April 24, 2025 was 82,214,630.

FRANKLIN BSP REALTY TRUST, INC.

i

PART I. Item 1. Consolidated Financial Statements and Notes (unaudited)
FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$215,368	$184,443
Restricted cash	8,736	12,421
Commercial mortgage loans, held for investment, net of allowance for credit losses of $46,604 and $78,083 as of March 31, 2025 and December 31, 2024, respectively(1)	4,739,876	4,908,667
Commercial mortgage loans, held for sale, measured at fair value(2)	4,992	87,270
Real estate securities, available for sale, measured at fair value, amortized cost of $167,511 and $202,894 as of March 31, 2025 and December 31, 2024, respectively(3)	167,192	202,973
Receivable for loan repayment(4)	54,297	157,582
Accrued interest receivable	36,834	42,225
Prepaid expenses and other assets	18,358	17,526
Intangible lease asset, net of amortization	39,114	39,834
Real estate owned, net of depreciation	112,499	113,160
Real estate owned, held for sale	243,390	222,890
Equity method investment	13,395	13,395
Total assets	$5,654,051	$6,002,386
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$3,226,710	$3,628,270
Repurchase agreements and revolving credit facilities - commercial mortgage loans	429,314	329,811
Repurchase agreements - real estate securities	206,164	236,608
Mortgage note payable	23,998	23,998
Other financings	12,865	12,865
Unsecured debt	81,420	81,395
Derivative instruments, measured at fair value	88	713
Interest payable	11,386	12,844
Distributions payable	36,444	36,237
Accounts payable and accrued expenses	17,567	14,443
Due to affiliates	12,156	14,106
Intangible lease liability, held for sale	880	1,291
Total liabilities	$4,058,992	$4,392,581
Commitments and Contingencies
Redeemable convertible preferred stock:
Redeemable convertible preferred stock Series H, $0.01 par value, 20,000 authorized and 17,950 issued and outstanding as of March 31, 2025 and December 31, 2024	$89,748	$89,748
Total redeemable convertible preferred stock	$89,748	$89,748
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 7.5% Cumulative Redeemable Preferred Stock, Series E, 10,329,039 shares issued and outstanding as of March 31, 2025 and December 31, 2024	$258,742	$258,742
Common stock, $0.01 par value, 900,000,000 shares authorized, 82,870,769 and 83,066,789 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	822	818
Additional paid-in capital	1,600,846	1,600,997
Accumulated other comprehensive income/(loss)	(318)	79
Accumulated deficit	(360,456)	(348,074)
Total stockholders' equity	$1,499,636	$1,512,562
Non-controlling interest	5,675	7,495
Total equity	$1,505,311	$1,520,057
Total liabilities, redeemable convertible preferred stock and equity	$5,654,051	$6,002,386
_________________________________________________________
(1) Includes pledged assets of $429.3 million and $268.7 million as of March 31, 2025 and December 31, 2024, respectively.
(2) There were no pledged assets of March 31, 2025 and $61.1 million pledged assets as of December 31, 2024.
(3) Includes pledged assets of $167.2 million and $180.7 million as of March 31, 2025 and December 31, 2024, respectively.
(4) Includes $54.0 million and $157.0 million of cash held by servicer related to the CLOs as of March 31, 2025 and December 31, 2024, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Income
Interest income	$113,908	$130,558
Less: Interest expense	70,593	81,318
Net interest income	43,315	49,240
Revenue from real estate owned	6,797	4,712
Total income	$50,112	$53,952
Expenses
Asset management and subordinated performance fee	$6,555	$7,865
Acquisition expenses	299	238
Administrative services expenses	3,348	2,860
Professional fees	6,576	4,084
Share-based compensation	2,246	1,799
Depreciation and amortization	1,380	1,417
Other expenses	9,936	2,363
Total expenses	$30,340	$20,626
Other income/(loss)
(Provision)/benefit for credit losses	$1,898	$(2,880)
Realized gain/(loss) on real estate securities, available for sale	—	88
Realized gain/(loss) on sale of commercial mortgage loans, held for sale, measured at fair value	5,039	5,513
Unrealized gain/(loss) on commercial mortgage loans, held for sale, measured at fair value	—	457
Gain/(loss) on other real estate investments	(2,232)	6
Unrealized gain/(loss) on derivatives	(1,056)	(138)
Realized gain/(loss) on derivatives	938	290
Total other income/(loss)	$4,587	$3,336
Income/(loss) before taxes	24,359	36,662
(Provision)/benefit for income tax	(654)	(835)
Net income/(loss)	$23,705	$35,827
Net (income)/loss attributable to non-controlling interest	353	93
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$24,058	$35,920
Less: Preferred stock dividends	6,748	6,748
Net income/(loss) applicable to common stock	$17,310	$29,172

Basic earnings per share	$0.20	$0.35
Diluted earnings per share	$0.20	$0.35
Basic weighted average shares outstanding	82,053,686	81,994,096
Diluted weighted average shares outstanding	82,053,686	81,994,096

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income/(loss)	$23,705	$35,827

Amounts related to available for sale real estate securities:
Change in net unrealized gain/(loss)	$(397)	$927
Reclassification adjustment for amounts included in net income/(loss)	—	306
	$(397)	$1,233
Comprehensive (income)/loss attributed to non-controlling interest	353	93
Comprehensive income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$23,661	$37,153

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Preferred E	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2023	82,751,913	$820	$1,599,197	$(703)	$(298,942)	$258,742	$1,559,114	$27,095	$1,586,209
Common stock repurchases	(151,123)	(2)	(1,875)	—	—	—	(1,877)	—	(1,877)
Share-based compensation	766,664	2	1,797	—	—	—	1,799	—	1,799
Shares canceled for tax withholding on vested equity rewards	(112,971)	—	(1,508)	—	—	—	(1,508)	—	(1,508)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	35,920	—	35,920	—	35,920
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	(93)	(93)
Distributions declared	—	—	—	—	(36,304)	—	(36,304)	—	(36,304)
Other comprehensive income/(loss)	—	—	—	1,233	—	—	1,233	—	1,233
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	4	4
Balance, March 31, 2024	83,254,483	$820	$1,597,611	$530	$(299,326)	$258,742	$1,558,377	$27,006	$1,585,383

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Preferred E	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2024	83,066,789	$818	$1,600,997	$79	$(348,074)	$258,742	$1,512,562	$7,495	$1,520,057
Share-based compensation	—	4	2,242	—	—	—	2,246	—	2,246
Shares canceled for tax withholding on vested equity rewards	(196,020)	—	(2,393)	—	—	—	(2,393)	—	(2,393)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	24,058	—	24,058	—	24,058
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	(353)	(353)
Distributions declared	—	—	—	—	(36,440)	—	(36,440)	—	(36,440)
Other comprehensive income/(loss)	—	—	—	(397)	—	—	(397)	—	(397)
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	(1,467)	(1,467)
Balance, March 31, 2025	82,870,769	$822	$1,600,846	$(318)	$(360,456)	$258,742	$1,499,636	$5,675	$1,505,311

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income/(loss)	$23,705	$35,827
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Premium amortization and (discount accretion), net	$(2,531)	$(2,453)
Accretion of deferred commitment fees	(2,324)	(1,513)
Amortization of deferred financing costs	3,246	3,105
Share-based compensation	2,246	1,799
Realized (gain)/loss on sale of available for sale securities, measured at fair value	—	(88)
Realized (gain)/loss on sale of commercial mortgage loans, held for sale, measured at fair value	(5,039)	(5,513)
Unrealized (gain)/loss from commercial mortgage loans, held for sale, measured at fair value	—	(457)
Unrealized (gain)/loss from derivative instruments	1,056	138
(Gain)/loss from other real estate investments	2,232	(6)
Depreciation and amortization	1,380	1,417
Straight line rental income	288	(1,559)
Provision/(benefit) for credit losses	(1,898)	2,880
Origination of commercial mortgage loans, held for sale, measured at fair value	(24,150)	(130,700)
Proceeds from sale or repayment of commercial mortgage loans, held for sale, measured at fair value	111,467	106,213
Changes in assets and liabilities:
Accrued interest receivable	7,715	4,375
Prepaid expenses and other assets	(2,587)	940
Accounts payable and accrued expenses	4,840	(2,757)
Due to affiliates	(1,950)	1,653
Interest payable	(1,458)	(331)
Net cash (used in)/provided by operating activities	$116,238	$12,970
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(171,855)	$(488,291)
Principal repayments received on commercial mortgage loans, held for investment	396,900	280,292
Proceeds from sale of real estate owned, held for sale	28,843	42,241
Purchase of real estate owned and capital expenditures	(706)	—
Purchase of real estate securities, available for sale	—	(15,717)
Proceeds from sale or paydown of real estate securities	35,442	41,755
Proceeds from sale/(purchase) of derivative instruments	(1,681)	386
Net cash (used in)/provided by investing activities	$286,943	$(139,334)
Cash flows from financing activities:
Payments for common stock repurchases	$—	$(1,877)
Shares cancelled for tax withholding on vested equity rewards	(2,393)	(1,508)
Borrowings on collateralized loan obligations	—	27,949
Repayments of collateralized loan obligations	(403,953)	(66,654)
Borrowings on repurchase agreements and revolving credit facilities - commercial mortgage loans	234,794	151,013
Repayments of repurchase agreements and revolving credit facilities - commercial mortgage loans	(135,291)	(38,164)

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Net borrowings (paydowns) on repurchase agreements - real estate securities, less than 90 days maturity	(30,444)	20,714
Repayments on other financings	—	(23,669)
Payments of deferred financing costs	(954)	(880)
Distributions to noncontrolling interest	(1,467)	—
Distributions paid	(36,233)	(36,125)
Net cash (used in)/provided by financing activities:	$(375,941)	$30,799
Net change in cash, cash equivalents and restricted cash	27,240	(95,565)
Cash, cash equivalents and restricted cash, beginning of period	196,864	343,687
Cash, cash equivalents and restricted cash, end of period	$224,104	$248,122

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	184,443	337,595
Restricted cash, beginning of period	12,421	6,092
Cash, cash equivalents and restricted cash, beginning of period	$196,864	$343,687

Cash and cash equivalents, end of period	215,368	240,030
Restricted cash, end of period	8,736	8,092
Cash, cash equivalents and restricted cash, end of period	$224,104	$248,122

Supplemental disclosures of cash flow information:
Cash payments for income taxes	$3,733	$51
Cash payments for interest	68,275	77,589

Supplemental disclosures of non - cash flow information:
Distribution payable	$36,444	$36,308
Loans transferred to real estate owned	134,848	42,235
Seller-based financing on sales of real estate owned, held for sale	88,500	—
Modification accounted for as repayment and new loan	60,000	42,235

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
March 31, 2025
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
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2024, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 26, 2025, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this report.
Reclassifications
Certain prior year balances have been reclassified in order to conform to the current period presentation.
For the three months ended March 31, 2024, $57.3 million of Borrowings on repurchase agreements - real estate securities and $36.6 million of Repayments of repurchase agreements - real estate securities were combined to be presented as a net result in Net borrowings (paydowns) on repurchase agreements - real estate securities, less than 90 days maturity in the consolidated statements of cash flows.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

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
March 31, 2025
(Unaudited)

Note 3 - Commercial Mortgage Loans
Commercial Mortgage Loans, Held for Investment
The following table presents a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (dollars in thousands):

	March 31, 2025	December 31, 2024
Senior loans	$4,738,764	$4,947,462
Mezzanine loans	47,716	39,288
Total gross carrying value of loans	4,786,480	4,986,750
General allowance for credit losses	45,581	46,865
Specific allowance for credit losses	1,023	31,218
Less: Allowance for credit losses	46,604	78,083
Total commercial mortgage loans, held for investment, net	$4,739,876	$4,908,667
For the three months ended March 31, 2025 and year ended December 31, 2024, the activity in the Company's commercial mortgage loans, held for investment carrying values, was as follows (dollars in thousands):

	Three months ended March 31, 2025	Year Ended December 31, 2024
Amortized cost, beginning of period	$4,986,750	$5,036,942
Acquisitions and originations	320,780	1,908,927
Principal repayments	(353,364)	(1,607,977)
Dispositions	—	(33,203)
Principal charge-off	(29,892)	(4,801)
Deferred fees and other items(1)	(5,168)	(13,326)
Amortization/accretion of fees and other items(1)	2,473	9,604
Transfer to real estate owned(2)	(134,848)	(307,546)
Cost recovery	(251)	(1,870)
Amortized cost, end of period	$4,786,480	$4,986,750
Allowance for credit losses, beginning of period	$(78,083)	$(47,175)
General (provision)/benefit for credit losses	1,284	310
Specific (provision)/benefit for credit losses	303	(36,019)
Charge offs from specific allowance for credit losses	29,892	4,801
Allowance for credit losses, end of period	$(46,604)	$(78,083)
Total commercial mortgage loans, held for investment, net	$4,739,876	$4,908,667
________________________
(1) Other items primarily consist of purchase discounts or premiums and deferred origination expenses.
(2) For additional details on properties obtained through foreclosure or deed-in-lieu of foreclosure see Note 5 - Real Estate Owned.
As of March 31, 2025 and December 31, 2024, the Company's total commercial mortgage loan, held for investment, portfolio was comprised of 152 and 155 loans, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Loan Portfolio by Collateral Type and Geographic Region
The following tables present the composition by loan collateral type and region of the Company's commercial mortgage loans, held for investment portfolio (dollars in thousands):

	March 31, 2025		December 31, 2024
Loan Collateral Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$3,422,698	71.3%	$3,574,267	71.5%
Hospitality	713,740	14.9%	730,590	14.6%
Industrial	358,418	7.5%	340,195	6.8%
Office	138,004	2.9%	185,303	3.7%
Retail	45,571	0.9%	45,613	0.9%
Other	122,836	2.5%	123,886	2.5%
Total	$4,801,267	100.0%	$4,999,854	100.0%

	March 31, 2025		December 31, 2024
Loan Region	Par Value	Percentage	Par Value	Percentage
Southeast	$1,932,671	40.2%	$1,945,668	38.9%
Southwest	1,690,098	35.2%	1,877,501	37.6%
Mideast	370,511	7.7%	304,522	6.1%
Far West	187,481	3.9%	171,775	3.4%
New England	176,795	3.7%	177,417	3.5%
Great Lakes	119,031	2.5%	118,882	2.4%
Rocky Mountain	31,690	0.7%	114,425	2.3%
Various(1)	292,990	6.1%	289,664	5.8%
Total	$4,801,267	100.0%	$4,999,854	100.0%
________________________
(1) Represents loans secured by a portfolio of properties located in various parts of the United States.
Allowance for Credit Losses
The following table presents the quarterly changes in the Company's allowance for credit losses for the three months ended March 31, 2025 (dollars in thousands):

		General Allowance for Credit Losses
	Specific Allowance for Credit Losses	Funded	Unfunded	Total	Total Allowance for Credit Losses
December 31, 2024	$31,218	$46,865	$1,123	$47,988	$79,206
Changes:
Provision/(Benefit)	(303)	(1,284)	(311)	(1,595)	(1,898)
Charge offs	(29,892)	—	—	—	(29,892)
March 31, 2025	$1,023	$45,581	$812	$46,393	$47,416
Specific Allowance for Credit Losses
The Company has elected to apply a practical expedient for collateral dependent assets in which the allowance for credit losses is calculated as the difference between the estimated fair value of the underlying collateral, less estimated cost to sell, and the amortized cost basis of the loan. As such, these loans receivable are measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The fair value of the underlying collateral is determined using the market approach, the income approach, or a combination thereof. The significant unobservable input used for the income approach is the exit capitalization rate assumptions, which ranged from 5.25% to 9.00%. The significant unobservable input used for the market approach is the estimated fair value less cost to sell based on a negotiated price from an anticipated buyer.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

In November 2021, the Company originated a first mortgage loan with a commitment of $66.7 million secured by a multifamily property in Texas. The loan was identified by management as non-performing and placed on cost recovery status, with an amortized cost of $66.7 million as of December 31, 2024. The Company recorded a specific allowance for credit losses of $3.2 million on this loan for the year ended December 31, 2024. In January 2025, the Company, through foreclosure, acquired the property which was subsequently sold in February 2025. See Note 5 - Real Estate Owned for additional details. The Company charged off the specific allowance for credit losses at the time of the foreclosure.
In March 2021, the Company originated a first mortgage loan with a commitment of $48.5 million secured by an office property in Colorado. The loan was identified by management as non-performing and placed on cost recovery status, with an amortized cost of $43.7 million as of December 31, 2024. The Company recorded a specific allowance for credit losses of $26.7 million on this loan for the year ended December 31, 2024. In February 2025, the Company, through deed-in-lieu of foreclosure, acquired the property which is recorded in Real estate owned, held for sale in the consolidated balance sheets. See Note 5 - Real Estate Owned for additional details. The Company charged off the specific allowance for credit losses at the time of the deed-in-lieu of foreclosure.
In May 2022, the Company originated a first mortgage loan with a commitment of $42.3 million secured by a multifamily property in Texas. The loan was identified by management as non-performing and placed on non-accrual status, with an amortized cost of $36.8 million as of March 31, 2025. The Company recorded a specific allowance for credit losses of $0.5 million on this loan as of March 31, 2025.
In December 2019, the Company originated a first mortgage loan with a commitment of $33.0 million secured by an office property in Georgia. The loan was identified by management as non-performing and placed on cost recovery status, with an amortized cost of $22.1 million as of March 31, 2025. The Company recorded a specific allowance for credit losses of $0.6 million on this loan as of March 31, 2025.
General Allowance for Credit Losses
The Company recorded a total decrease in its general allowance for credit losses during the three months ended March 31, 2025 of $1.6 million. The primary driver for the lower reserve balance is due to a decrease in the size of the overall portfolio of commercial mortgage loans, held for investment for the three months ended March 31, 2025. Changes in the provision for credit losses for the Company’s financial instruments are recorded in (Provision)/benefit for credit losses in the consolidated statements of operations with a corresponding offset to the financial instrument’s amortized cost recorded in the consolidated balance sheet, or as a component of Accounts payable and accrued expenses for unfunded loan commitments.
Past Due Status
The following table presents a summary of the loans amortized cost basis as of March 31, 2025 (dollars in thousands):

	Current	Less than 90 days past due	90 or more days past due(1)	Total
As of March 31, 2025	$4,656,496	$71,948	$58,036	$4,786,480
________________________
(1) Comprised of two mortgage loans, one of which was collateralized by an office property and the other by a multifamily property. The loan collateralized by the office property has been designated as non-performing and placed on cost recovery status.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Non-performing Status
The following table presents the amortized cost basis of our non-performing loans as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025	December 31, 2024
Non-performing loan amortized cost at beginning of year, January 1	$133,230	$78,185
Addition of non-performing loan amortized cost	91,407	561,144
Less: Removal of non-performing loan amortized cost	130,602	506,099
Non-performing loan amortized cost end of period(1)	$94,035	$133,230
________________________
(1) As of both March 31, 2025 and December 31, 2024, the Company had three loans designated as non-performing. As of March 31, 2025, one of the non-performing loans, collateralized by an office property, continues to be placed on cost recovery status with a specific allowance for credit losses of $0.6 million. The other two loans were collateralized by multifamily properties, of which one had a specific allowance for credit losses of $0.5 million. As of December 31, 2024, the three non-performing loans were placed on cost recovery status, two of which were collateralized by office properties with a specific allowance for credit losses of $26.7 million and $1.3 million, and the other by a multifamily property with a specific allowance for credit losses of $3.2 million.
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
All commercial mortgage loans, excluding loans classified as Commercial mortgage loans, held for sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2. As of March 31, 2025 and December 31, 2024, the weighted average risk rating of loans was 2.2 and 2.3, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

The following tables present the par value and amortized cost of our commercial mortgage loans, held for investment as of March 31, 2025 and December 31, 2024, by the Company’s internal risk rating and year of origination (dollars in thousands):

March 31, 2025
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Total Par Value	2025	2024	2023	2022	2021	Prior	Total Amortized Cost	% of Portfolio
1	—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2	126	3,837,736	256,726	1,608,587	446,365	754,497	645,066	112,938	3,824,179	79.9%
3	20	772,969	—	79,270	167,791	207,249	260,836	57,461	772,607	16.1%
4	5	167,618	—	—	—	110,332	57,276	—	167,608	3.5%
5	1	22,944	—	—	—	—	—	22,086	22,086	0.5%
Total	152	$4,801,267	$256,726	$1,687,857	$614,156	$1,072,078	$963,178	$192,485	$4,786,480	100.0%
					Allowance for credit losses				(46,604)
						Total carrying value, net			$4,739,876

December 31, 2024
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Total Par Value	2024	2023	2022	2021	2020	Prior	Total Amortized Cost	% of Portfolio
1	—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2	124	3,803,752	1,563,540	558,172	792,872	763,395	62,131	52,867	3,792,977	76.1%
3	27	1,004,387	79,210	88,821	262,228	515,065	42,263	16,378	1,003,965	20.1%
4	1	56,616	—	—	56,579	—	—	—	56,579	1.1%
5	3	135,099	—	—	—	110,392	—	22,837	133,229	2.7%
Total	155	$4,999,854	$1,642,750	$646,993	$1,111,679	$1,388,852	$104,394	$92,082	$4,986,750	100.0%
					Allowance for credit losses				(78,083)
						Total carrying value, net			$4,908,667
Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
As of March 31, 2025 and December 31, 2024, the contractual principal balance outstanding of commercial mortgage loans, held for sale, measured at fair value was $5.0 million and $87.3 million, respectively, which comprised one and three loans. As of March 31, 2025 and December 31, 2024, none of the Company's commercial mortgage loans, held for sale, measured at fair value were in default or greater than ninety days past due.

	March 31, 2025		December 31, 2024
Loan Collateral Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$4,992	100.0%	$17,270	19.8%
Mixed Use	—	—%	70,000	80.2%
Total	$4,992	100.0%	$87,270	100.0%

	March 31, 2025		December 31, 2024
Loan Region	Par Value	Percentage	Par Value	Percentage
Mideast	$4,992	100.0%	$75,000	85.9%
Southwest	—	—%	12,270	14.1%
Total	$4,992	100.0%	$87,270	100.0%

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 4 - Real Estate Securities
Real Estate Securities Classified As Available For Sale
The following is a summary of the Company's real estate securities, available for sale, measured at fair value, as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	CMBS Bonds
	Number of Bonds	Benchmark Interest Rate	Weighted Average Interest Rate	Weighted Average Contractual Maturity (years)	Par Value	Fair Value
March 31, 2025	10	1 Month SOFR	7.00%	8.9	$167,565	$167,192

December 31, 2024	11	1 Month SOFR	7.06%	9.8	$203,005	$202,973
The Company classified its CMBS bonds as available for sale and reports them at fair value in the consolidated balance sheets with changes in fair value recorded in Accumulated other comprehensive income/(loss) in the consolidated balance sheets.
The following table shows the amortized cost, unrealized gain/(loss) and fair value of the Company's CMBS bonds as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
March 31, 2025	$167,511	$117	$(436)	$167,192

December 31, 2024	$202,894	$295	$(216)	$202,973
As of March 31, 2025, the Company held ten CMBS bonds with an amortized cost basis of $167.5 million and a net unrealized loss of $0.3 million, six of which were held in a gross unrealized loss position of $0.4 million. As of December 31, 2024, the Company held 11 CMBS bonds with an amortized cost basis of $202.9 million and a net unrealized gain of $0.1 million, four of which were held in a gross unrealized loss position of $0.2 million. As of March 31, 2025, one position had an unrealized loss for a period greater than twelve months, with a fair value of $15.6 million. As of December 31, 2024, zero positions had an unrealized loss for a period greater than twelve months. As of March 31, 2025 and December 31, 2024, the fair value of the Company's CMBS bonds that were in an unrealized loss position for less than twelve months was $81.6 million and $50.3 million, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 5 - Real Estate Owned
Real Estate Owned, Held for Investment
The following table summarizes the Company's real estate owned, held for investment assets as of March 31, 2025 and December 31, 2024 (dollars in thousands):

			As of March 31, 2025
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021(1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(8,056)	$82,567
August 2023	Office	Portland, OR	16,479	2,065	—	(82)	18,462
October 2023	Multifamily	Lubbock, TX	1,618	10,076	185	(409)	11,470
Total			$21,533	$96,400	$3,113	$(8,547)	112,499
________________________
See note below.

			As of December 31, 2024
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021(1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(7,481)	$83,142
August 2023	Office	Portland, OR	16,479	2,065	—	(69)	18,475
October 2023	Multifamily	Lubbock, TX	1,618	10,076	185	(336)	11,543
Total			$21,533	$96,400	$3,113	$(7,886)	$113,160
(1) The Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, Jeffersonville Member, LLC (the “Jeffersonville JV”) to acquire a triple net lease property in Jeffersonville, GA. Refer to Note 11 - Related Party Transactions and Arrangements for details.
Depreciation expense for the three months ended March 31, 2025 and 2024 totaled $0.7 million and $0.7 million, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Real Estate Owned, Held for Sale
The following table summarizes the Company's Real estate owned, held for sale assets and liabilities as of March 31, 2025 and December 31, 2024 (dollars in thousands):

		As of March 31, 2025
Property Type	Primary Location(s)	Assets, Net	Liabilities, Net
Retail(1)	Various	$12,114	$880
Office(2)	Denver, CO	17,344	2,134
Multifamily(3)	Various	218,601	3,196
Total		$248,059	$6,210

____________________
See notes below.

		As of December 31, 2024
Property Type	Primary Location(s)	Assets, Net	Liabilities, Net
Retail	Various	$14,472	$1,291
Multifamily	Various	211,024	4,528
Total		$225,496	$5,819
(1) In November 2022, the Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, BSPRT Walgreens Portfolio, LLC (the "Walgreens JV") to assume a group of 24 retail properties with various locations throughout the United States (the "Walgreens Portfolio"). Refer to Note 11 - Related Party Transactions and Arrangements. During the three months ended March 31, 2025, the Company recorded a loss of $0.3 million on the sale of one property from the Walgreens Portfolio. As of March 31, 2025, the Company's real estate owned, held for sale assets includes three remaining retail properties in the Walgreens Portfolio. The loss on sale is recorded within Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations.
(2) During the three months ended March 31, 2025, the Company obtained one office property, in Denver, CO, through deed-in-lieu of foreclosure. As of March 31, 2025, the Company recognized a net loss of $1.3 million included within Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations related to the foreclosure of this property.
(3) During the three months ended March 31, 2025, the Company obtained three multifamily properties in various locations throughout the United States, through foreclosure or deed-in-lieu of foreclosure, and subsequently sold two of the properties. In addition, during the quarter the Company sold one multi-family property within its existing portfolio. As of March 31, 2025, the Company's real estate owned held for sale assets includes eight multifamily properties that previously collateralized six commercial mortgage loans. As of March 31, 2025, the Company recognized a net loss of $0.6 million included within Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations related to the foreclosure and sale of these properties.
As of March 31, 2025, the Company has designated certain properties included within the real estate owned business segment as held for sale in accordance with ASC 360. The properties are currently being marketed and sales are probable to occur within one year.
Note 6 - Leases
Intangible Lease Assets, Held for Investment
The following table summarizes the Company's identified intangible lease assets (primarily in-place leases) recognized in the consolidated balance sheets as of March 31, 2025 and December 31, 2024 (dollars in thousands):

Identified intangible assets:	March 31, 2025	December 31, 2024
Gross amount	$49,285	$49,285
Less: Accumulated amortization	(10,171)	(9,451)
Total, net	$39,114	$39,834
Rental Income
Rental income for the three months ended March 31, 2025 and 2024 totaled $6.8 and $4.7 million, respectively. Rental income is included in Revenue from real estate owned in the consolidated statements of operations.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

The following table summarizes the Company's schedule of future minimum rents on its real estate owned, held for investment properties, with a remaining lease term of approximately 13.5 years, to be received under the leases (dollars in thousands):

Future Minimum Rents	March 31, 2025
2025 (April - December)	8,024
2026	9,633
2027	9,248
2028	9,248
2029	9,248
2030 and beyond	81,691
Total future minimum rent	$127,092
Amortization Expense
Intangible lease assets are amortized using the straight-line method over the remaining term of the lease. The weighted average life of the intangible assets as of March 31, 2025 is approximately 13.6 years. Amortization expense for the three months ended March 31, 2025 and 2024 is $0.7 million and $0.8 million, respectively.
The following table summarizes the Company's expected other identified intangible assets, net amortization over the next five years, exclusive of intangible assets that are held for sale, assuming no further acquisitions or dispositions (dollars in thousands):

Amortization Expense - Other identified intangible assets	March 31, 2025
2025 (April - December)	2,160
2026	2,880
2027	2,880
2028	2,880
2029	2,880

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 7 - Debt
Below is a summary of the Company's Repurchase facilities and revolving credit facilities - commercial mortgage loans ("Repo and Revolving Credit Facilities"), Mortgage note payable, Other financings and Unsecured debt as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025
Repo and revolving credit facilities - commercial mortgage loans(2):	Capacity	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility(3)	$500,000	$198,765	$2,817	6.76%	07/2026
Atlas Repo Facility(4)	350,000	86,950	1,741	6.93%	01/2026
WF Repo Facility(3)	400,000	—	154	N/A	10/2025
Barclays Revolver Facility(4)	100,000	—	267	N/A	09/2026
Barclays Repo Facility(8)	500,000	130,452	1,954	6.15%	03/2028
Churchill Repo Facility	225,000	13,147	55	6.97%	N/A
Total/Weighted average	$2,075,000	$429,314	$6,988	6.62%
Mortgage note payable:
Debt related to our REO(5)	N/A	$23,998	$446	7.44%	10/2025
Other financings:
Other financings(6)	N/A	$12,865	$193	6.00%	07/2028
Unsecured debt(7):
Junior Note I	N/A	$17,095	$366	8.05%	10/2035
Junior Note II	N/A	39,597	800	7.86%	12/2035
Junior Note III	N/A	24,728	500	7.86%	09/2036
Total/Weighted average	N/A	$81,420	$1,666	7.90%
________________________
See notes below.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

	December 31, 2024
Repo and revolving credit facilities - commercial mortgage loans(2):	Capacity	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility(3)	$500,000	$96,123	$11,308	6.73%	07/2026
Atlas Repo Facility(4)	350,000	81,810	5,869	7.00%	01/2026
WF Repo Facility(3)	400,000	—	6,246	N/A	10/2025
Barclays Revolver Facility(4)	100,000	75,805	965	9.25%	09/2026
Barclays Repo Facility(8)	500,000	76,073	13,642	6.28%	03/2025
Churchill Repo Facility	225,000	—	139	N/A	N/A
Total/Weighted average	$2,075,000	$329,811	$38,169	7.27%
Mortgage note payable:
Debt related to our REO(5)	N/A	$23,998	$2,032	7.52%	10/2025
Other financings:
Other financings(6)	N/A	$12,865	$1,070	6.00%	07/2028
Unsecured debt(7):
Junior Note I	N/A	$17,085	$1,630	8.35%	10/2035
Junior Note II	N/A	39,588	3,602	7.92%	12/2035
Junior Note III	N/A	24,722	2,251	7.92%	09/2036
Total/Weighted average	N/A	$81,395	$7,483	8.01%
________________________
(1) Represents year to date expense and includes amortization of deferred financing costs.
(2) The Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 60% to 75% of the principal amount of the mortgage loan being pledged. These loans are all floating rate at the Secured Overnight Financing Rate ("SOFR") plus an applicable spread. Additionally, the Repo and Revolving Credit Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of March 31, 2025 and December 31, 2024, the Company is in compliance with all debt covenants.
(3) There are two one-year extension options.
(4) There is one one-year extension option.
(5) Relates to a mortgage note payable in Jeffersonville JV, a consolidated joint venture. The loan has a principal amount of $112.7 million of which $88.7 million of the loan is owned by the Company and was eliminated in our consolidated financial statements (see Note 5 - Real Estate Owned). One one-year extension option remains.
(6) Comprised of one note-on-note financing via a participation agreement. From inception of the loan, the Company's outstanding loans could increase as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The contractual maturity date of this loan is July 2028.
(7) The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option. Interest paid on unsecured debt totaled $1.7 million for the three months ended March 31, 2025.
(8) On February 21, 2025, the Company extended the maturity date to March 14, 2028, with a one-year extension option remaining.

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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Below is a summary of the Company's MRAs which were included in Repurchase agreements - real estate securities in the Company's consolidated balance sheets as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged(1)	Weighted Average Interest Rate	Weighted Average Days to Maturity
JP Morgan Securities LLC	$55,751	$987	$63,111	5.24%	25
Wells Fargo Securities, LLC	64,822	860	81,878	5.29%	14
Barclays Capital Inc.	40,320	691	44,679	5.04%	19
Lucid Prime Fund	45,271	360	53,087	5.22%	16
Total/Weighted Average	$206,164	$2,898	$242,755	5.22%	18
________________________
See note below

	December 31, 2024
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged(1)	Weighted Average Interest Rate	Weighted Average Days to Maturity
JP Morgan Securities LLC	$78,198	$6,609	$68,501	5.40%	8
Wells Fargo Securities, LLC	65,388	960	82,644	5.41%	14
Barclays Capital Inc.	66,057	4,452	74,042	5.10%	21
Lucid Prime Fund	26,965	1,209	30,865	5.24%	16
Total/Weighted Average	$236,608	$13,230	$256,052	5.30%	15
________________________
(1) Includes $75.6 million and $75.4 million of CMBS bonds, held by the Company, which is eliminated through consolidation of the related CLO's on the Company's consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Collateralized Loan Obligation
The following table represents the terms of the notes issued by 2021-FL6 Issuer, 2021-FL7 Issuer, 2022-FL8 Issuer, 2022-FL9 Issuer, 2023-FL10 Issuer and 2024-FL11 Issuer (collectively the "CLOs"), as of March 31, 2025 and December 31, 2024:

	March 31, 2025
CLO Facility	Number of Loans in pool(1)	Benchmark interest rate(3)	Weighted Average Spread	Par Value	Par Value Outstanding(2)	Principal Balance of Collateralized Mortgage Assets	Maturity Dates
2021-FL6 Issuer	34	Term SOFR	1.83%	$584,500	$252,540	$365,757	3/15/2036
2021-FL7 Issuer	30	Term SOFR	1.92%	722,250	378,236	557,977	12/21/2038
2022-FL8 Issuer	31	AVG SOFR	1.87%	960,000	577,460	815,715	2/15/2037
2022-FL9 Issuer	33	Term SOFR	3.06%	670,637	441,510	522,073	5/15/2039
2023-FL10 Issuer	40	Term SOFR	2.59%	717,243	717,243	895,563	9/15/2035
2024-FL11 Issuer	26	Term SOFR	1.99%	886,176	886,176	991,365	7/15/2039
				$4,540,806	$3,253,165	$4,148,450

	December 31, 2024
CLO Facility	Number of Loans in pool(1)	Benchmark interest rate(3)	Weighted Average Spread	Par Value	Par Value Outstanding(2)	Principal Balance of Collateralized Mortgage Assets	Maturity Dates
2021-FL6 Issuer	38	Term SOFR	1.64%	$584,500	$344,411	$454,686	3/15/2036
2021-FL7 Issuer	30	Term SOFR	1.90%	722,250	392,826	563,852	12/21/2038
2022-FL8 Issuer	35	AVG SOFR	1.77%	960,000	796,927	914,752	2/15/2037
2022-FL9 Issuer	38	Term SOFR	2.94%	670,637	519,537	647,683	5/15/2039
2023-FL10 Issuer	41	Term SOFR	2.59%	717,243	717,243	892,536	9/15/2035
2024-FL11 Issuer	27	Term SOFR	1.99%	886,176	886,176	1,016,286	7/15/2039
				$4,540,806	$3,657,120	$4,489,795
________________________
(1) Loan assets may be pledged towards one or multiple CLO pool.
(2) Excludes $532.4 million and $532.4 million, respectively, of CLO notes, held by the Company, which are eliminated in Collateralized loan obligations in the consolidated balance sheet as of March 31, 2025 and December 31, 2024.
(3) On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that LIBOR tenors relevant to 2019-FL5 Issuer, 2021- FL6 Issuer, and 2021-FL7 Issuer would cease to be published or no longer be representative after June 30, 2023. The Alternative Reference Rates Committee (the “ARRC”) interpreted this announcement to constitute a benchmark transition event. The benchmark index of 1M LIBOR interest rate converted from LIBOR to compounded SOFR, plus a benchmark adjustment of 11.448 basis points with a lookback period equal to the number of calendar days in the applicable interest accrual period plus two SOFR business days, conforming with the indenture agreement and recommendations from the ARRC. Compounded SOFR for any interest accrual period shall be the “30-Day Average SOFR” as published by the Federal Reserve Bank of New York on each benchmark determination date. On July 13, 2023, the Company converted the indices for 2021-FL6 Issuer and 2021-FL7 Issuer to 1M Term SOFR + 11.448 basis points and the applicable spreads remain unchanged.

The below table reflects the total assets and liabilities of the Company's outstanding CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of March 31, 2025 and December 31, 2024 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE. The VIE's are non-recourse to the Company.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

	March 31, 2025	December 31, 2024
Assets (dollars in thousands)
Cash and cash equivalents(1)	$54,963	$157,991
Commercial mortgage loans, held for investment, net(2)	3,987,069	4,378,427
Accrued interest receivable	18,437	21,580
Total Assets	$4,060,469	$4,557,998

Liabilities (dollars in thousands)
Notes payable(3)(4)	$3,785,526	$4,189,479
Accrued interest payable	11,397	13,194
Total Liabilities	$3,796,923	$4,202,673
________________________
(1) Includes $54.0 million and $157.0 million of cash held by the servicer related to CLO loan payoffs as of March 31, 2025 and December 31, 2024, respectively.
(2) The balance is presented net of allowance for credit losses of $33.7 million and $34.5 million as of March 31, 2025 and December 31, 2024, respectively.
(3) Includes $532.4 million and $532.4 million of CLO notes, held by the Company, which are eliminated in Collateralized loan obligations of the consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.
(4) The balance is presented net of deferred financing cost and discount of $26.5 million and $28.8 million as of March 31, 2025 and December 31, 2024, respectively. The deferred financing costs are amortized over the expected lifetime of each CLO.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 8 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income/(loss) is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share for the three months ended March 31, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended March 31,
Numerator	2025	2024
Net income/(loss)	$23,705	$35,827
Net (income)/loss from non-controlling interest	353	93
Less: Preferred stock dividends	(6,748)	(6,748)
Net income/(loss) applicable to common stock	$17,310	$29,172
Less: Participating securities' share in earnings	(524)	(449)
Net income/(loss) applicable to common stockholders (for basic & diluted earnings per share)	$16,786	$28,723

	Three Months Ended March 31,
Denominator	2025	2024
Weighted-average common shares outstanding for basic earnings per share	82,053,686	81,994,096
Weighted-average common shares outstanding for diluted earnings per share(1)	82,053,686	81,994,096

Basic earnings per share	$0.20	$0.35
Diluted earnings per share	$0.20	$0.35
________________________
(1) The effect of the weighted average dilutive shares excluded restricted shares and stock units for the three months ended March 31, 2025 and 2024 of 221,663 and 210,665, respectively, as the effect was anti-dilutive. Additionally, the effect of the weighted average dilutive shares excluded the common equivalent of convertible preferred shares for the three months ended March 31, 2025 and 2024 of 5,370,498 shares, respectively, as the effect was anti-dilutive.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 9 - Redeemable Convertible Preferred Stock and Equity Transactions
The following table presents the summary of the Company's outstanding shares of redeemable convertible preferred stock, perpetual preferred stock, and common stock as of March 31, 2025 and December 31, 2024 (in thousands, except share and per share amounts):

	Balance as of		Shares Outstanding as of		First Quarter 2025 Dividend Per Share(1)
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Redeemable Convertible Preferred Stock:
Series H Preferred Stock(2)	$89,748	$89,748	17,950	17,950	$106.216
Perpetual Preferred Stock:
Series E Preferred Stock	$258,742	$258,742	10,329,039	10,329,039	$0.46875
Common Stock:
Common Stock - at par value(3)	$822	$818	82,870,769	83,066,789	$0.355
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
During the three months ended March 31, 2025 and 2024, the Company paid an aggregate of $29.5 million and $29.4 million, respectively, of common stock distributions comprised of quarterly common dividends of $0.355 per share.
Stock Repurchases
The Company’s board of directors has authorized a $65 million share repurchase program of the Company’s common stock. The Company’s share repurchase program authorizes share repurchases at prices below the most recently reported book value per share as determined in accordance with GAAP. Repurchases made under the program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any purchases by the Company will be determined by the Company in its reasonable business judgment and consistent with the exercise of its legal duties and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company share repurchase program will remain open until it expires or until the capital committed to the applicable repurchase program has been exhausted, whichever is sooner. Repurchases under the Company’s share repurchase program may be suspended from time to time at the Company’s discretion without prior notice. As of March 31, 2025, the Company had $31.1 million remaining under the share repurchase program. There were no repurchases under the share repurchase program for the three months ended March 31, 2025.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Dividend Reinvestment and Direct Stock Purchase Plan
The Company has adopted a dividend reinvestment and direct stock purchase plan ("DRIP") under which we registered and reserved for issuance, in the aggregate, up to 63,000,000 shares of common stock. Under the dividend reinvestment component of this plan, the Company's common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of common stock (which shares, at the Company's option, are either issued directly from the Company or purchased by the administrator on the open market). The direct stock purchase component allows stockholders, subject to the Company's approval, to purchase shares of common stock directly from us. During the three months ended March 31, 2025, 0 shares common stock were issued by the Company, and 38,012 shares of common stock were purchased in the open market by the DRIP administrator and allocated to DRIP participants under the dividend reinvestment component of the DRIP.
At-the-Market Sales Agreement
Pursuant to the sales agreement dated April 14, 2023 (as amended the "Sales Agreement", the Company maintains a $200 million at-the-market offering program (the "ATM program") with a financial syndicate as sales agents (the "Agents"). Pursuant to the Sales Agreement, the Company may offer and sell shares of the Company's common stock, from time to time, and at various prices, through the Agents. Sales of the common stock, if any, made through the Agents may be made in "at the market" offerings (as defined in Rule 415 under the Securities Act of 1933, as amended), by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise, at market prices prevailing at the time of sale, in block transactions, in negotiated transactions, in any manner permitted by applicable law or as otherwise as may be agreed by the Company and any Agent.
As of March 31, 2025, the Company has not sold any shares of common stock under the ATM program, and common stock with an aggregate sales price of $200 million remains available for issuance pursuant to the ATM program.
Accumulated Other Comprehensive Income/(Loss)
The following table sets forth the changes in accumulated other comprehensive income/(loss) related to the Company's real estate securities, available for sale, measured at fair value for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Balance, Beginning of Period	$79	$(703)
Other comprehensive income/(loss)	(397)	927
Reclassification adjustment for amounts included in net income/(loss)	—	306
Balance, End of Period	$(318)	$530

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 10 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of March 31, 2025, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	March 31, 2025	December 31, 2024
2025	$50,773	$76,163
2026	125,284	156,907
2027	120,210	135,244
2028	84,330	3,195
2029 and beyond	—	—
Total	$380,597	$371,509
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
Entry into a Material Definitive Agreement
On March 9, 2025, the Company, along with two wholly owned subsidiaries, entered into a definitive purchase and sale agreement with NewPoint Holdings JV LLC (“NewPoint”); each of the holders of issued and outstanding membership interests of NewPoint (the “Existing Equityholders”); and Meridian Bravo Investment Company, LLC and BMC Holdings DE LLC, in their capacity as the joint representatives of the Existing Equityholders. The Company agreed to purchase all of NewPoint’s issued and outstanding membership interests and units (the “Purchased Interests”) in exchange for an aggregate amount of $318.8 million paid in cash (subject to the purchase price adjustment mechanism set forth in the purchase and sale agreement) and the issuance of 8,385,951 Class A Units of FBRT OP LLC, a wholly owned subsidiary, to the Existing Equityholders. The Company intends to finance the cash portion of the purchase price through a combination of existing cash and the issuance of new debt and/or equity.

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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three months ended March 31, 2025 and 2024 and the associated payable as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	Three Months Ended March 31,		Payable as of
	2025	2024	March 31, 2025	December 31, 2024
Acquisition expenses(1)	$299	$238	$—	$—
Administrative services expenses	3,348	2,860	3,348	2,342
Asset management and subordinated performance fee	6,555	7,865	7,636	9,417
Other related party expenses(2)(3)	494	343	1,172	2,347
Total related party fees and reimbursements	$10,696	$11,306	$12,156	$14,106
________________________
(1) Total acquisition expenses paid during the three months ended March 31, 2025 and 2024 were $1.6 million and $2.3 million, respectively, of which $1.3 million and $2.1 million, respectively, were capitalized within the Commercial mortgage loans, held for investment and Real estate securities, available for sale, measured at fair value lines of the consolidated balance sheets.
(2) These are related to reimbursable costs incurred related to the increase in loan origination activities and are included in Other expenses in the Company's consolidated statements of operations.
(3) As of March 31, 2025 and December 31, 2024, the related party payables include $0.8 million and $2.3 million, respectively, of payments made by the Advisor to third party vendors on behalf of the Company.
The payables as of March 31, 2025 and December 31, 2024, in the table above are included in Due to affiliates on the Company's consolidated balance sheets.
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
Pursuant to the Company's 2021 Incentive Plan, in the first quarter of 2025 the Company issued awards of restricted stock units to its officers and certain other personnel of the Advisor who provide services to the Company under the Advisory Agreement.
As of March 31, 2025 and December 31, 2024, our commercial mortgage loans, held for investment, includes an aggregate of $37.1 million and $39.6 million, respectively, carrying value of loans to affiliates of our Advisor. For the three months ended March 31, 2025 and 2024, the Company recognized $0.7 million and $2.6 million, respectively, of interest income from these loans in the Company's consolidated statement of operations.
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
March 31, 2025
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Credit default swaps, interest rate swaps and options can be traded over the counter (“OTC”) or on an exchange. Exchange-traded derivatives are generally valued using market prices while OTC derivative transaction valuations are derived using pricing models that are widely accepted by marketplace participants. The pricing models take into account multiple inputs including specific contract terms, interest rate yield curves, interest rates, credit curves, recovery rates, and/or current credit spreads obtained from counterparties and other market participants. Most inputs into the models are not subjective as they are observable in the marketplace or set per the contract. The valuation is primarily determined by the difference between the contract spread and the current market spread. The contract spread (or rate) is generally fixed and the market spread is determined by the credit risk of the underlying debt or reference entity. If the underlying indices are liquid and the OTC market for the current spread is active, the derivatives are categorized in Level II of the fair value hierarchy. If the underlying indices are illiquid and the OTC market for the current spread is not active, the derivatives are categorized in Level III of the fair value hierarchy. The Company's option contracts are exchange-traded, and therefore categorized as Level I. The Company classified its credit default swaps as Level II.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no material transfers between levels within the fair value hierarchy during the periods ended March 31, 2025 and December 31, 2024.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of March 31, 2025 and December 31, 2024 (dollars in thousands).

	March 31, 2025
	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$167,192	$—	$167,192	$—
Commercial mortgage loans, held for sale, measured at fair value	4,992	—	—	4,992
Total assets, at fair value	$172,184	$—	$167,192	$4,992

Liabilities, at fair value
Treasury notes	$22	$22	$—	$—
Credit default swaps	66	—	66	—
Total liabilities, at fair value	$88	$22	$66	$—

	December 31, 2024
	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$202,973	$—	$202,973	$—
Commercial mortgage loans, held for sale, measured at fair value	87,270	—	—	87,270
Options	183	183	—	—
Treasury notes	891	891	—	—
Total assets, at fair value	$291,317	$1,074	$202,973	$87,270

Liabilities, at fair value
Credit default swaps	$1,787	$—	$1,787	$—
Total liabilities, at fair value	$1,787	$—	$1,787	$—
Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of March 31, 2025 and December 31, 2024 (dollars in thousands).

	March 31, 2025
Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs(1)	Weighted Average	Range
Commercial mortgage loans, held for sale, measured at fair value	$4,992	Discounted Cash Flow	Yield	7.58%	7.58%

	December 31, 2024
Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs(1)	Weighted Average	Range
Commercial mortgage loans, held for sale, measured at fair value	$87,270	Discounted Cash Flow	Yield	7.02%	6.96% - 7.58%
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets. The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

March 31, 2025
Commercial mortgage loans, held for sale, measured at fair value
Beginning balance, January 1, 2025	$87,270
Transfers into Level III(1)	—
Originations	24,150
Sales/paydowns	(111,467)
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loans, held for sale	5,039
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	—
Transfers out of Level III(1)	—
Ending Balance, March 31, 2025	$4,992
________________________
(1) There were no transfers in or out of Level III as of March 31, 2025.

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
The Company determined the fair value of its eight multifamily properties and one office property, obtained through foreclosure or deed-in-lieu of foreclosure, based on a combination of the market approach and the income approach.
The significant unobservable input used for the income approach is the exit capitalization rate assumptions, which ranged from 5.00% - 7.88%. The significant unobservable input used for the market approach is the estimated fair value less cost to sell based on a negotiated price from an anticipated buyer.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

As of March 31, 2025, the Company's Real estate owned, held for sale assets and liabilities, had a fair value of $242.5 million, net, that represented the remaining three retail properties in the Walgreens Portfolio, eight multifamily properties and one office property. As of December 31, 2024, the Company's real estate owned, held for sale assets and liabilities, had a fair value of $221.6 million, net, representing the remaining four retail properties in the Walgreens Portfolio and eight multifamily properties.
Financial Instruments Not Measured at Fair Value
The Company's financial assets and liabilities that are not reported at fair value in the consolidated balance sheets are reported below as of March 31, 2025 and December 31, 2024 (dollars in thousands):

		March 31, 2025			December 31, 2024
		Level	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value
Commercial mortgage loans, held for investment(1)	Asset	III	$4,786,480	$4,766,223	III	$4,986,750	$4,935,380
Collateralized loan obligations(2)	Liability	II	3,226,710	3,247,608	II	3,628,270	3,645,330
Mortgage note payable	Liability	III	23,998	23,998	III	23,998	23,998
Other financings	Liability	III	12,865	12,865	III	12,865	12,865
Unsecured debt	Liability	III	81,420	70,000	III	81,395	69,800
________________________
(1) The carrying value is gross of $46.6 million and $78.1 million of allowance for credit losses as of March 31, 2025 and December 31, 2024, respectively.
(2) Depending upon the significance of the fair value inputs utilized in determining these fair values, our collateralized loan obligations are classified as either Level II or Level III of the fair value hierarchy.
Repurchase agreements - commercial mortgage loans of $429.3 million and $329.8 million as of March 31, 2025 and December 31, 2024, respectively, and repurchase agreements - real estate securities of $206.2 million and $236.6 million as of March 31, 2025 and December 31, 2024, respectively, are not carried at fair value and do not include accrued interest expense, which are presented in Note 7 – Debt. For these instruments, carrying value generally approximates fair value and are classified as Level III.
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
Note 13 - Derivative Instruments
The Company uses derivative instruments primarily to manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following derivative instruments were outstanding as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025			December 31, 2024
		Fair Value			Fair Value
Contract type	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Credit default swaps	$3,500	$—	$66	$80,000	$—	$1,787
Options	—	—	—	—	295	112
Treasury note futures	4,500	—	22	68,300	891	—
Total	$8,000	$—	$88	$148,300	$1,186	$1,899

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

The following tables indicate the net realized and unrealized gains and losses on derivatives, by primary underlying risk exposure, as included in the consolidated statements of operations for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
Contract type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Realized Gain/(Loss)
Credit default swaps	$(62)	$15	$(43)	$(96)
Options	(83)	(100)	—	—
Treasury note futures	(911)	1,023	(95)	386
Total	$(1,056)	$938	$(138)	$290
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
Note 14 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting, and a net presentation of the Company's derivative instruments and repurchase agreements as of March 31, 2025 and December 31, 2024 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets(1)	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral(2)	Net Amount
December 31, 2024
Derivative instruments, at fair value	$1,186	$1,186	$—	$—	$—	$—

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral(2)	Net Amount
March 31, 2025
Repurchase agreements - commercial mortgage loans	$429,314	$—	$429,314	$429,314	$—	$—
Repurchase agreements - real estate securities	206,164	—	206,164	206,164	—	—
Derivative instruments, at fair value	88	—	88	—	88	—
December 31, 2024
Repurchase agreements - commercial mortgage loans	$329,811	$—	$329,811	$329,811	$—	$—
Repurchase agreements - real estate securities	236,608	—	236,608	236,608	—	—
Derivative instruments, at fair value	1,899	1,186	713	—	713	—
________________________
(1) As of March 31, 2025, there were no assets which were presented gross within the scope of ASC 210-20, Balance Sheet — Offsetting.
(2) Included in Restricted cash in the Company's consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
•The commercial real estate conduit business, operated through the Company's TRS, is focused on generating risk-adjusted returns by originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market at a profit. The TRS may also hold certain mezzanine loans that don't qualify as good REIT assets due to any potential loss from foreclosure.
•The real estate owned business represents real estate acquired by the Company through foreclosure, deed-in-lieu of foreclosure, or purchase.
The segments are based on financial information presented to the President of Commercial Real Estate and the Chief Financial Officer / Chief Operating Officer of the Company, who are determined to jointly be the Chief Operating Decision Maker (“CODM”). The CODM oversees activities and operations of the business, which includes assessing performance, liquidity, and profit or loss on each operating segment. Profit or loss on segment operations is measured by net income/(loss) included in the consolidated statements of operations. The CODM uses net income/(loss) to measure return on equity to assess the liquidity associated with equity that is allocated to each business based on the Company’s investment objectives and strategies.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

The following table represents the Company's operations by segment for the three months ended March 31, 2025 and 2024 (dollars in thousands):

Three Months Ended March 31, 2025	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$113,908	$108,405	$3,360	$1,542	$601
Revenue from real estate owned	6,797	—	—	—	6,797
Interest expense	(70,593)	(67,033)	(2,901)	(213)	(446)
Administrative services expenses	(3,348)	(2,119)	—	(1,229)	—
Depreciation and amortization	(1,380)	—	—	—	(1,380)
Operating expenses	(23,366)	(12,727)	(171)	(1,467)	(9,001)
Other segment items(1)(2)	1,687	45	(21)	4,207	(2,544)
Net income/(loss)	23,705	26,571	267	2,840	(5,973)
Total assets as of March 31, 2025	5,654,051	4,972,468	169,694	51,052	460,837
Three Months Ended March 31, 2024
Interest income	$130,558	$123,765	$4,601	$1,946	$246
Revenue from real estate owned	4,712	—	—	—	4,712
Interest expense	(81,318)	(78,023)	(2,589)	(194)	(512)
Administrative services expenses	(2,860)	(1,485)	—	(1,375)	—
Depreciation and amortization	(1,417)	—	—	—	(1,417)
Operating expenses	(14,550)	(11,637)	(349)	(1,375)	(1,189)
Other segment items(1)(2)	702	(4,405)	21	5,229	(143)
Net income/(loss)	35,827	28,214	1,684	4,232	1,697
Total assets as of December 31, 2024	6,002,386	5,261,022	205,758	128,430	407,176
_______________________
(1) For each reportable segment, other segment items category includes:
•Real Estate Debt - specific and general allowance for credit losses, and gains/(losses) associated with debt extinguishment.
•Real Estate Securities - gains/(losses) associated with sales of CMBS bonds and divestment of trading securities.
•TRS - gains/(losses) associated with fair value measurements and securitizations or sales of held for sale loans, fair value measurements and terminations of derivative instruments, and (provisions)/benefits on taxable income.
•Real Estate Owned - gains/(losses) associated with other real estate investments resulting from foreclosure or sale.
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

Note 16 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q. The following activity took place subsequent to the quarter ended March 31, 2025:
Investment Activity: On April 1, 2025 we obtained, through foreclosure, a multifamily property located in Texas with an amortized cost basis of $36.8 million as of March 31, 2025.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Franklin BSP Realty Trust, Inc. the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (the "SEC") on February 26, 2025.
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
Our forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements, and thus our investors should not place undue reliance on these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors include:
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
•the impact of national health crises;
•our ability to maintain our qualification as a real estate investment trust ("REIT"); and
•other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Book Value Per Share
The following table calculates our book value per share as of March 31, 2025 and December 31, 2024 (in thousands, except share and per share amounts):

	March 31, 2025	December 31, 2024
Stockholders' equity applicable to common stock	$1,240,894	$1,253,820
Shares:
Common stock	82,161,584	81,788,091
Restricted stock and restricted stock units	1,475,850	1,278,698
Total outstanding shares	83,637,434	83,066,789
Book value per share(1)	$14.84	$15.09
The following table calculates our fully-converted book value per share as of March 31, 2025 and December 31, 2024 (in thousands, except share and per share amounts):

	March 31, 2025	December 31, 2024
Stockholders' equity applicable to convertible common stock	$1,330,642	$1,343,568
Shares:
Common stock	82,161,584	81,788,091
Restricted stock and restricted stock units	1,475,850	1,278,698
Series H convertible preferred stock	5,370,498	5,370,498
Total outstanding shares	89,007,932	88,437,287
Fully-converted book value per share(2)(3)	$14.95	$15.19
________________________
(1) Book value per share includes unvested shares for restricted stock and restricted stock units.
(2) Fully-converted book value per share reflects full conversion of our outstanding series of convertible preferred stock and full vesting of our outstanding equity compensation awards.

(3) Book value per share as of March 31, 2025 and December 31, 2024, excluding the impact for accumulated depreciation and amortization of real property of $14.8 million and $13.8 million, respectively, was $15.12 and $15.35.
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
During the three months ended March 31, 2025, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Portfolio
As of March 31, 2025 and December 31, 2024, our portfolio consisted of 152 and 155 commercial mortgage loans, held for investment, respectively. The commercial mortgage loans, held for investment, net of allowance for credit losses, as of March 31, 2025 and December 31, 2024 had a total carrying value of $4,739.9 million and $4,908.7 million, respectively. As of March 31, 2025 and December 31, 2024, our commercial mortgage loans, held for sale, measured at fair value, were comprised of one and three loans with a total fair value of $5.0 million and $87.3 million, respectively. As of March 31, 2025 and December 31, 2024, we had $167.2 million and $203.0 million, respectively, of real estate securities, available for sale, measured at fair value. As of March 31, 2025 and December 31, 2024, our real estate owned, held for investment portfolio was composed of three properties with carrying values of $112.5 million and $113.2 million, respectively. As of March 31, 2025 and December 31, 2024, we had ten and twelve positions classified as real estate owned, held for sale with combined carrying values of $243.4 million and $222.9 million, respectively.
As of March 31, 2025, we had three loans (one secured by an office property and two secured by multifamily properties), designated as non-performing status with a total amortized cost of $94.0 million. As of March 31, 2025, one of the non-performing loans, collateralized by an office property, continues to be placed on cost recovery status with a specific allowance for credit losses of $0.6 million.
As of March 31, 2025 and December 31, 2024 our commercial mortgage loans, held for investment, excluding commercial mortgage loans on non-performing status, had a weighted average coupon of 7.9% and 8.0%, respectively, and a weighted average remaining contractual maturity life of 1.1 years and 1.1 years, respectively.

The following charts summarize our commercial mortgage loans, held for investment, by coupon rate type, collateral type geographical region and state as of March 31, 2025 and December 31, 2024:

Rate Type - March 31, 2025

10.7%
89.3%
Fixed
Floating

Rate Type - December 31, 2024

6.9%
93.1%
Fixed
Floating

Collateral Type - March 31, 2025
7.5%
0.9%
2.5%
14.9%
2.9%
71.3%
Multifamily
Office
Hospitality
Industrial
Retail
Other

Collateral Type - December 31, 2024
6.8%
0.9%
2.5%
14.6%
3.7%
71.5%
Multifamily
Hospitality
Retail
Office
Industrial
Other

An investments region classification is defined according to the below map based on the location of investments secured property.

Region - March 31, 2025
40.2%
35.2%
7.7%
3.9%
2.5%
0.7%
3.7%
6.1%
Southeast
Southwest
Mideast
Far West
Great Lakes
Rocky Mountain
New England
Various

Region - December 31, 2024
2.3%
2.4%
3.5%
5.8%
3.4%
37.6%
6.1%
38.9%
Southwest
Southeast
Mideast
Far West
Great Lakes
Rocky Mountain
New England
Various

State - March 31, 2025
6.1%
4.9%
4.1%
17.6%
4.9%
5.6%
13.0%
31.1%
12.7%
Texas
North Carolina
Florida
Georgia
New York
Various
South Carolina
Arizona
All Other

State - December 31, 2024

4.6%
3.9%
5.8%
18.5%
3.6%
5.4%
12.3%
12.3%
33.6%
Texas
North Carolina
Florida
Georgia
New York
Various
South Carolina
Arizona
All Other

The following charts show the par value by contractual maturity year for the commercial mortgage loans, held for investment in our portfolio as of March 31, 2025 and December 31, 2024:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of March 31, 2025 (dollars in thousands):

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4)(5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 1	2	Hospitality	Louisiana	21,397	21,397	6/28/2018	12/9/2025	1M SOFR Term + 4.25%	8.57%	68.8%
Senior Debt 2	2	Hospitality	Michigan	12,795	12,795	9/17/2019	10/9/2025	1M SOFR Term + 4.41%	8.73%	56.4%
Senior Debt 3	2	Hospitality	New York	4,805	4,805	7/9/2019	7/9/2025	1M SOFR Term + 5.25%	9.57%	47.7%
Senior Debt 4	2	Office	Arizona	13,682	13,682	11/22/2019	6/9/2025	1M SOFR Term + 4.00%	8.32%	70.9%
Senior Debt 5	5	Office	Georgia	22,944	22,086	12/17/2019	1/9/2026	1M SOFR Term + 2.25%	6.57%	64.9%
Senior Debt 6	3	Office	Texas	15,523	15,523	10/6/2020	10/9/2025	Adj. 1M SOFR Term + 4.50%	8.94%	47.9%
Senior Debt 7	2	Office	Massachusetts	60,295	60,258	10/8/2020	10/9/2025	5.15%	5.15%	52.5%
Senior Debt 8	3	Office	Michigan	25,559	25,559	10/14/2020	7/9/2025	1M SOFR Term + 2.81%	8.13%	66.0%
Senior Debt 9	2	Multifamily	Texas	33,871	33,871	3/5/2021	3/9/2026	1M SOFR Term + 4.10%	8.42%	78.2%
Senior Debt 10	2	Multifamily	Texas	43,246	43,242	4/1/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	7.39%	71.6%
Senior Debt 11	2	Hospitality	Louisiana	25,700	25,700	4/15/2021	5/9/2026	Adj. 1M SOFR Term + 5.60%	10.04%	61.0%
Senior Debt 12	2	Mixed Use	Washington	32,500	32,500	6/30/2021	1/9/2026	Adj. 1M SOFR Term + 3.70%	8.14%	69.7%
Senior Debt 13	3	Multifamily	Texas	74,457	74,445	3/31/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	7.39%	72.6%
Senior Debt 14	3	Multifamily	Texas	20,450	20,450	4/22/2021	5/9/2026	Adj. 1M SOFR Term + 3.35%	7.79%	67.7%
Senior Debt 15	2	Multifamily	Texas	35,466	35,463	4/1/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	7.39%	71.7%
Senior Debt 16	4	Multifamily	North Carolina	35,116	35,116	7/22/2021	4/9/2027	Adj. 1M SOFR Term + 5.00%	9.44%	—%
Senior Debt 17	3	Multifamily	Texas	34,479	34,479	9/20/2021	4/9/2026	Adj. 1M SOFR Term + 3.64%	8.08%	66.0%
Senior Debt 18	2	Multifamily	South Carolina	67,000	67,000	9/20/2021	10/9/2026	Adj. 1M SOFR Term + 3.25%	7.69%	77.1%
Senior Debt 19	2	Multifamily	Georgia	10,038	10,038	9/22/2021	10/9/2026	Adj. 1M SOFR Term + 3.75%	8.19%	70.0%
Senior Debt 20	2	Multifamily	Texas	26,444	26,444	9/30/2021	10/9/2025	Adj. 1M SOFR Term + 3.20%	7.64%	77.3%
Senior Debt 21	2	Hospitality	Texas	17,122	17,122	9/30/2021	10/9/2026	Adj. 1M SOFR Term + 5.25%	9.69%	61.0%
Senior Debt 22	2	Multifamily	Texas	55,313	55,313	11/23/2021	6/9/2026	Adj. 1M SOFR Term + 3.10%	7.54%	67.2%
Senior Debt 23	3	Multifamily	Arizona	37,355	37,355	11/16/2021	12/9/2026	Adj. 1M SOFR Term + 2.90%	7.34%	72.0%
Senior Debt 24	2	Multifamily	South Carolina	60,850	60,850	11/10/2021	11/9/2026	Adj. 1M SOFR Term + 3.35%	7.79%	78.0%
Senior Debt 25	2	Multifamily	Texas	47,394	47,351	11/9/2021	11/9/2026	Adj. 1M SOFR Term + 2.75%	7.19%	68.1%
Senior Debt 26	2	Multifamily	Texas	57,180	57,180	12/10/2021	1/9/2027	Adj. 1M SOFR Term + 3.00%	7.44%	74.8%
Senior Debt 27	3	Multifamily	Kentucky	13,860	13,860	11/19/2021	6/9/2026	Adj. 1M SOFR Term + 2.75%	7.19%	62.4%
Senior Debt 28	4	Multifamily	Pennsylvania	22,160	22,160	12/16/2021	1/9/2027	1M SOFR Term + 2.96%	7.28%	79.4%
Senior Debt 29	2	Multifamily	Texas	31,174	31,174	12/16/2021	1/9/2027	1M SOFR Term + 3.20%	7.52%	74.2%
Senior Debt 30	2	Multifamily	Florida	78,342	78,192	12/21/2021	1/9/2027	1M SOFR Term + 3.45%	7.77%	78.8%
Senior Debt 31	3	Multifamily	North Carolina	80,247	80,247	12/15/2021	3/9/2027	4.25%	4.25%	76.1%
Senior Debt 32	2	Multifamily	North Carolina	23,625	23,625	12/17/2021	1/9/2027	1M SOFR Term + 3.10%	7.42%	72.7%
Senior Debt 33	4	Multifamily	Texas	36,833	36,833	5/12/2022	3/9/2027	1M SOFR Term + 3.55%	7.87%	66.2%
Senior Debt 34	2	Multifamily	Georgia	23,855	23,855	1/28/2022	2/9/2027	1M SOFR Term + 2.95%	7.27%	65.6%
Senior Debt 35	2	Multifamily	North Carolina	10,961	10,961	1/14/2022	2/9/2027	1M SOFR Term + 3.30%	7.62%	75.7%
Senior Debt 36	3	Hospitality	North Carolina	10,116	10,116	1/19/2022	2/9/2027	1M SOFR Term + 5.30%	9.62%	68.2%
Senior Debt 37	2	Multifamily	Florida	80,500	80,500	2/10/2022	2/9/2027	1M SOFR Term + 3.20%	7.52%	74.5%
Senior Debt 38	2	Industrial	Arizona	55,000	55,000	3/15/2022	3/9/2027	1M SOFR Term + 3.50%	7.82%	70.1%
Senior Debt 39	2	Multifamily	Texas	37,071	37,071	3/14/2022	3/9/2028	7.00%	7.00%	74.1%
Senior Debt 40	2	Multifamily	Arizona	34,859	34,859	3/2/2022	3/9/2027	1M SOFR Term + 2.95%	7.27%	63.1%
Senior Debt 41	2	Multifamily	North Carolina	85,500	85,500	2/24/2022	3/9/2027	1M SOFR Term + 3.15%	7.47%	69.6%
Senior Debt 42	2	Multifamily	North Carolina	31,900	31,900	3/29/2022	4/9/2027	1M SOFR Term + 3.30%	7.62%	76.9%
Senior Debt 43	2	Multifamily	Texas	54,863	54,847	7/20/2022	4/9/2027	1M SOFR Term + 6.75%	11.07%	—%
Senior Debt 44	2	Hospitality	Georgia	50,926	50,926	3/30/2022	4/9/2027	1M SOFR Term + 4.90%	9.22%	61.1%
Senior Debt 45	2	Hospitality	New York	15,750	15,727	11/8/2022	11/9/2027	1M SOFR Term + 5.34%	9.66%	57.7%
Senior Debt 46	3	Multifamily	Nevada	35,950	35,950	6/3/2022	4/9/2025	1M SOFR Term + 7.05%	11.37%	62.4%
Senior Debt 47	4	Multifamily	Virginia	56,543	56,532	4/29/2022	5/9/2026	1M SOFR Term + 3.95%	8.27%	73.2%
Senior Debt 48	3	Multifamily	Texas	30,683	30,683	10/21/2022	11/9/2026	7.00%	7.00%	70.9%
Senior Debt 49	3	Multifamily	North Carolina	57,159	57,159	8/23/2022	7/9/2025	1M SOFR Term + 6.70%	11.02%	46.5%
Senior Debt 50	2	Multifamily	Texas	12,841	12,841	5/2/2022	5/9/2027	1M SOFR Term + 3.55%	7.87%	67.7%
Senior Debt 51	2	Industrial	Florida	18,724	18,724	9/13/2022	9/9/2027	1M SOFR Term + 4.90%	9.22%	64.6%
Senior Debt 52	3	Multifamily	Texas	28,859	28,859	5/26/2022	6/9/2027	1M SOFR Term + 3.65%	7.97%	71.0%
Senior Debt 53	4	Multifamily	Texas	16,967	16,967	5/26/2022	6/9/2027	1M SOFR Term + 3.65%	7.97%	73.9%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4)(5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 54	3	Multifamily	North Carolina	44,483	44,483	6/1/2022	6/9/2027	1M SOFR Term + 2.75%	7.07%	75.9%
Senior Debt 55	2	Multifamily	Georgia	66,750	66,750	6/14/2022	6/9/2027	1M SOFR Term + 3.45%	7.77%	71.6%
Senior Debt 56	2	Hospitality	District of Columbia	39,525	39,483	8/2/2022	8/9/2027	1M SOFR Term + 5.00%	9.32%	71.2%
Senior Debt 57	2	Multifamily	Pennsylvania	34,481	34,363	2/17/2023	9/9/2026	1M SOFR Term + 6.31%	10.63%	—%
Senior Debt 58	2	Hospitality	Alabama	18,219	18,219	9/20/2022	10/9/2027	1M SOFR Term + 5.75%	10.07%	62.1%
Senior Debt 59	2	Hospitality	Texas	31,600	31,600	1/31/2023	11/9/2027	1M SOFR Term + 7.50%	11.82%	6.2%
Senior Debt 60	2	Multifamily	North Carolina	50,551	50,551	12/29/2022	1/9/2029	1M SOFR Term + 4.20%	8.52%	70.1%
Senior Debt 61	2	Multifamily	South Carolina	50,800	50,800	12/2/2022	12/9/2027	1M SOFR Term + 3.75%	8.07%	64.6%
Senior Debt 62	2	Multifamily	South Carolina	14,635	14,635	12/16/2022	1/9/2027	1M SOFR Term + 4.25%	8.57%	68.1%
Senior Debt 63	3	Multifamily	Arizona	55,500	55,497	4/10/2023	4/9/2026	1M SOFR Term + 3.85%	8.17%	44.7%
Senior Debt 64	2	Hospitality	Various	111,000	110,809	2/9/2023	2/9/2028	1M SOFR Term + 4.90%	9.22%	53.6%
Senior Debt 65	2	Multifamily	Texas	14,750	14,721	6/28/2024	7/9/2029	1M SOFR Term + 2.80%	7.12%	71.5%
Senior Debt 66	3	Multifamily	District of Columbia	21,700	21,684	6/30/2023	7/9/2027	1M SOFR Term + 3.95%	8.27%	29.4%
Senior Debt 67	2	Manufactured Housing	Florida	24,125	24,089	7/28/2023	8/9/2028	1M SOFR Term + 4.25%	8.57%	43.2%
Senior Debt 68	2	Multifamily	New York	19,793	19,858	6/28/2023	7/9/2028	4.75%	4.75%	85.7%
Senior Debt 69	3	Multifamily	Texas	78,996	78,919	8/1/2023	8/9/2028	1M SOFR Term + 3.20%	7.52%	58.7%
Senior Debt 70	2	Hospitality	Florida	25,395	25,317	8/10/2023	8/9/2028	1M SOFR Term + 5.45%	9.77%	72.8%
Senior Debt 71	2	Hospitality	Georgia	12,420	12,364	8/17/2023	9/9/2028	1M SOFR Term + 4.85%	9.17%	53.5%
Senior Debt 72	2	Industrial	South Carolina	17,957	17,715	3/21/2024	10/9/2027	1M SOFR Term + 4.75%	9.50%	—%
Senior Debt 73	2	Multifamily	Texas	38,750	38,688	10/18/2023	11/9/2026	1M SOFR Term + 4.50%	9.00%	62.4%
Senior Debt 74	2	Hospitality	Florida	31,300	31,167	10/17/2023	11/9/2028	1M SOFR Term + 4.25%	8.59%	48.9%
Senior Debt 75	2	Multifamily	Texas	42,752	42,689	10/17/2023	11/9/2026	1M SOFR Term + 3.85%	8.17%	61.4%
Senior Debt 76	2	Multifamily	Texas	19,429	19,340	10/12/2023	10/9/2028	1M SOFR Term + 3.20%	7.52%	55.1%
Senior Debt 77	2	Multifamily	Texas	22,500	22,500	12/6/2023	12/9/2026	1M SOFR Term + 3.75%	8.50%	63.6%
Senior Debt 78	2	Multifamily	Texas	36,380	36,380	2/14/2024	2/9/2026	9.00%	9.00%	84.4%
Senior Debt 79	2	Hospitality	Colorado	31,690	31,584	2/5/2024	2/9/2029	1M SOFR Term + 4.50%	8.82%	41.6%
Senior Debt 80	2	Hospitality	Nevada	25,750	25,687	12/15/2023	1/9/2028	1M SOFR Term + 3.95%	8.27%	42.4%
Senior Debt 81	2	Industrial	California	24,244	23,926	3/19/2024	10/6/2026	11.99%	11.99%	8.6%
Senior Debt 82	2	Multifamily	Florida	4,010	3,603	2/12/2024	8/9/2028	1M SOFR Term + 5.50%	9.82%	—%
Senior Debt 83	2	Multifamily	Florida	50,750	50,634	2/9/2024	8/9/2026	1M SOFR Term + 3.75%	8.07%	56.7%
Senior Debt 84	3	Multifamily	Texas	79,515	79,270	2/16/2024	3/9/2029	1M SOFR Term + 3.65%	7.97%	53.3%
Senior Debt 85	2	Industrial	Various	111,953	111,618	4/5/2024	4/9/2028	1M SOFR Term + 3.15%	7.47%	63.8%
Senior Debt 86	2	Multifamily	Florida	67,000	66,837	2/29/2024	3/9/2029	1M SOFR Term + 3.25%	7.57%	58.7%
Senior Debt 87	2	Industrial	North Carolina	75,000	74,873	3/7/2024	3/9/2029	1M SOFR Term + 2.70%	7.02%	58.6%
Senior Debt 88	2	Multifamily	Texas	21,539	21,406	3/7/2024	3/9/2029	1M SOFR Term + 3.75%	8.07%	57.2%
Senior Debt 89	2	Multifamily	Texas	40,000	39,887	4/24/2024	5/9/2028	1M SOFR Term + 2.95%	7.27%	70.4%
Senior Debt 90	2	Multifamily	Ohio	44,531	44,361	4/29/2024	5/9/2029	1M SOFR Term + 2.90%	7.22%	72.2%
Senior Debt 91	2	Multifamily	Texas	18,039	17,932	4/30/2024	5/9/2029	1M SOFR Term + 3.75%	8.07%	55.8%
Senior Debt 92	2	Multifamily	California	40,000	39,879	5/24/2024	6/9/2028	1M SOFR Term + 2.77%	7.09%	60.9%
Senior Debt 93	2	Multifamily	Connecticut	116,500	116,150	5/10/2024	5/9/2029	1M SOFR Term + 2.50%	6.82%	50.7%
Senior Debt 94	2	Hospitality	Florida	49,950	49,764	5/9/2024	6/9/2029	1M SOFR Term + 4.50%	8.82%	62.8%
Senior Debt 95	2	Hospitality	Various	26,452	26,504	6/6/2024	6/9/2029	1M SOFR Term + 4.43%	8.75%	44.6%
Senior Debt 96	2	Multifamily	Florida	8,894	8,847	6/3/2024	6/9/2029	1M SOFR Term + 2.95%	7.27%	56.0%
Senior Debt 97	2	Multifamily	Texas	23,548	23,433	6/7/2024	6/9/2029	1M SOFR Term + 2.85%	7.17%	64.5%
Senior Debt 98	2	Multifamily	Texas	22,341	22,246	5/30/2024	6/9/2029	1M SOFR Term + 3.25%	7.57%	68.8%
Senior Debt 99	2	Multifamily	Indiana	17,781	17,723	6/28/2024	7/9/2028	1M SOFR Term + 3.05%	7.37%	68.2%
Senior Debt 100	2	Retail	Wisconsin	1,986	1,991	6/20/2024	7/9/2026	5.50%	5.50%	73.0%
Senior Debt 101	2	Multifamily	Texas	7,500	7,490	6/25/2024	7/9/2027	1M SOFR Term + 3.80%	8.12%	80.0%
Senior Debt 102	2	Hospitality	Oregon	9,617	9,575	6/28/2024	7/9/2028	1M SOFR Term + 4.50%	8.82%	53.1%
Senior Debt 103	2	Multifamily	New Jersey	3,415	3,038	7/1/2024	7/9/2029	1M SOFR Term + 5.50%	9.82%	10.3%
Senior Debt 104	2	Retail	Various	43,585	43,656	7/1/2024	8/9/2025	6.00%	6.00%	67.3%
Senior Debt 105	2	Multifamily	North Carolina	24,474	24,334	6/28/2024	7/9/2029	1M SOFR Term + 3.75%	8.07%	69.3%
Senior Debt 106	2	Industrial	California	13,240	13,181	7/11/2024	7/9/2029	1M SOFR Term + 4.25%	8.57%	61.9%
Senior Debt 107	2	Hospitality	Texas	17,000	17,057	7/25/2024	8/9/2027	8.50%	8.50%	90.0%
Senior Debt 108	2	Multifamily	North Carolina	16,640	16,569	9/16/2024	10/9/2027	1M SOFR Term + 2.75%	7.07%	78.1%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4)(5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 109	2	Multifamily	Tennessee	21,420	21,338	9/18/2024	10/9/2029	1M SOFR Term + 3.10%	7.42%	59.4%
Senior Debt 110	2	Multifamily	Florida	7,816	7,686	7/30/2024	8/9/2027	1M SOFR Term + 8.30%	12.62%	31.3%
Senior Debt 111	2	Multifamily	Florida	38,719	38,628	9/6/2024	9/9/2028	1M SOFR Term + 2.75%	7.07%	71.0%
Senior Debt 112	2	Multifamily	Florida	71,872	71,701	9/6/2024	9/9/2028	1M SOFR Term + 2.75%	7.07%	72.7%
Senior Debt 113	2	Multifamily	Florida	23,115	23,052	9/6/2024	9/9/2028	1M SOFR Term + 2.75%	7.07%	71.3%
Senior Debt 114	2	Multifamily	New York	11,825	11,781	8/7/2024	8/9/2029	1M SOFR Term + 5.25%	9.57%	53.6%
Senior Debt 115	2	Hospitality	Texas	14,130	14,080	8/9/2024	8/9/2028	1M SOFR Term + 4.00%	9.00%	63.7%
Senior Debt 116	2	Industrial	Texas	26,679	26,511	10/9/2024	10/9/2029	1M SOFR Term + 3.75%	8.07%	71.7%
Senior Debt 117	2	Multifamily	New York	21,795	21,703	11/22/2024	12/9/2027	1M SOFR Term + 3.75%	8.50%	29.2%
Senior Debt 118	2	Multifamily	Texas	18,523	18,440	11/12/2024	11/9/2029	1M SOFR Term + 2.95%	7.27%	66.9%
Senior Debt 119	2	Hospitality	Florida	13,803	13,680	11/6/2024	11/9/2029	1M SOFR Term + 4.75%	9.07%	75.8%
Senior Debt 120	2	Multifamily	New York	34,451	34,296	11/19/2024	12/9/2029	1M SOFR Term + 2.95%	7.27%	80.8%
Senior Debt 121	2	Multifamily	Florida	29,808	29,680	12/5/2024	12/9/2027	1M SOFR Term + 3.50%	7.82%	67.7%
Senior Debt 122	2	Multifamily	Georgia	53,973	53,755	11/1/2024	11/9/2029	1M SOFR Term + 2.95%	7.27%	71.1%
Senior Debt 123	2	Multifamily	Georgia	29,809	29,615	11/8/2024	11/9/2029	1M SOFR Term + 2.75%	7.07%	63.5%
Senior Debt 124	2	Multifamily	North Carolina	18,100	18,030	11/25/2024	12/9/2028	5.50%	5.50%	70.6%
Senior Debt 125	2	Mixed Use	New York	58,685	58,481	12/4/2024	12/9/2025	1M SOFR Term + 5.35%	9.67%	53.3%
Senior Debt 126	2	Industrial	Tennessee	13,441	13,376	12/6/2024	12/9/2027	1M SOFR Term + 3.50%	7.82%	59.7%
Senior Debt 127	2	Multifamily	South Carolina	24,359	24,248	12/9/2024	12/9/2028	1M SOFR Term + 3.25%	7.57%	76.3%
Senior Debt 128	2	Multifamily	North Carolina	31,162	29,490	12/20/2024	1/9/2028	4.25%	4.25%	87.3%
Senior Debt 129	2	Hospitality	Texas	14,409	14,345	12/27/2024	1/9/2028	1M SOFR Term + 3.25%	7.57%	40.3%
Senior Debt 130	2	Multifamily	North Carolina	17,263	17,153	12/30/2024	1/9/2030	1M SOFR Term + 3.25%	7.57%	69.5%
Senior Debt 131	2	Multifamily	Tennessee	19,355	19,264	2/13/2025	2/9/2029	1M SOFR Term + 2.90%	7.22%	69.6%
Senior Debt 132	2	Multifamily	Texas	22,180	22,079	1/16/2025	2/9/2029	1M SOFR Term + 3.25%	7.57%	57.7%
Senior Debt 133	2	Multifamily	Texas	15,089	15,020	1/16/2025	2/9/2028	1M SOFR Term + 4.00%	8.32%	75.0%
Senior Debt 134(8)	2	Multifamily	Florida	—	—	1/15/2025	2/9/2030	1M SOFR Term + 4.00%	—%	—%
Senior Debt 135	2	Multifamily	Texas	60,000	59,725	1/24/2025	2/9/2029	1M SOFR Term + 2.50%	6.82%	86.7%
Senior Debt 136	2	Hospitality	New York	49,620	49,425	1/10/2025	1/9/2029	1M SOFR Term + 3.41%	7.73%	48.4%
Senior Debt 137	2	Multifamily	Texas	56,500	53,963	2/12/2025	2/9/2029	4.75%	4.75%	88.6%
Senior Debt 138	2	Multifamily	Texas	32,000	31,073	3/31/2025	4/9/2028	5.25%	5.25%	76.7%
Senior Debt 139(8)	2	Multifamily	Texas	—	—	3/26/2025	10/9/2029	1M SOFR Term + 6.00%	—%	—%
Senior Debt 140	3	Hospitality	Illinois	16,378	16,378	12/4/2017	11/6/2025	10.99%	10.99%	52.9%
Mezzanine Loan 1	2	Hospitality	New York	1,350	1,348	11/8/2022	11/9/2027	1M SOFR Term + 9.25%	13.57%	64.6%
Mezzanine Loan 2	2	Hospitality	Texas	7,900	7,900	1/31/2023	11/9/2027	1M SOFR Term + 10.00%	14.32%	6.2%
Mezzanine Loan 3	3	Multifamily	District of Columbia	11,700	11,692	6/30/2023	7/9/2027	1M SOFR Term + 3.95%	8.27%	45.2%
Mezzanine Loan 4	2	Multifamily	California	4,000	3,988	5/24/2024	6/9/2028	1M SOFR Term + 3.67%	7.99%	60.9%
Mezzanine Loan 5	2	Multifamily	New Jersey	2,281	2,097	7/1/2024	7/9/2029	1M SOFR Term + 11.90%	16.22%	10.3%
Mezzanine Loan 6	2	Industrial	California	2,180	2,171	7/11/2024	7/9/2029	15.00%	15.00%	72.1%
Mezzanine Loan 7	2	Multifamily	New York	1,372	1,367	8/7/2024	8/9/2029	1M SOFR Term + 12.75%	17.07%	59.6%
Mezzanine Loan 8	2	Multifamily	New York	2,075	2,065	11/19/2024	12/9/2029	1M SOFR Term + 8.23%	12.55%	85.6%
Mezzanine Loan 9	2	Mixed Use	New York	7,527	7,500	12/4/2024	12/9/2025	16.00%	16.00%	60.2%
Mezzanine Loan 10	2	Hospitality	Texas	1,417	1,410	12/27/2024	1/9/2028	1M SOFR Term + 10.51%	14.83%	44.3%
Mezzanine Loan 11	2	Hospitality	New York	6,202	6,178	1/10/2025	1/9/2029	1M SOFR Term + 11.00%	15.32%	4.3%
Mezzanine Loan 12(8)	2	Multifamily	Texas	—	—	3/26/2025	10/9/2029	1M SOFR Term + 15.25%	—%	—%
Total/Weighted Average				$4,801,267	$4,786,480				7.92%	62.8%
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
(5) As of June 2023, all of our commercial mortgage loans, held for investment which had been indexed at LIBOR have been converted from LIBOR to compounded SOFR, plus a benchmark adjustment of 11.448 basis points, and the applicable spreads remain unchanged. The loans which have the SOFR adjustment are indicated with "Adj. 1M SOFR Term."
(6) Effective yield is calculated as the spread of the loan plus the greater of the applicable index or index floor.
(7) Loan-to-value percentage ("LTV") represents the ratio of the loan amount to the appraised value of the property at the time of origination. However, for predevelopment construction loans at origination, LTV is not applicable and is therefore nil.
(8) Commitment on the loan was unfunded as of March 31, 2025.
The following table shows selected data from our commercial mortgage loans, held for sale, measured at fair value as of March 31, 2025 (dollars in thousands):

Loan Type	Property Type	State	Par Value	Interest Rate	Effective Yield	Loan to Value(1)
TRS Senior Debt 1	Multifamily	Pennsylvania	$4,992	7.58%	7.58%	64.9%
________________________
(1) LTV represents the ratio of the loan amount to the appraised value of the property at the time of origination.
The following table shows selected data from our real estate owned, held for investment assets in our portfolio as of March 31, 2025 (dollars in thousands):

Type	Acquisition Date	Primary Location	Property Type	Real Estate Owned, Net	Intangible Lease Asset, Net	Total
Real Estate Owned 1	September 2021	Jeffersonville, GA	Industrial	$82,567	$39,114	$121,681
Real Estate Owned 2	August 2023	Portland, OR	Office	18,462	—	18,462
Real Estate Owned 3	October 2023	Lubbock, TX	Multifamily	11,470	—	11,470
Total				$112,499	$39,114	$151,613
The following table shows selected data from our real estate owned, held for sale assets in our portfolio as of March 31, 2025 (dollars in thousands):

Type	Acquisition Date	Primary Location(s)	Property Type	Assets, Net	Liabilities, Net
Real Estate Owned, held for sale 1	Various	Various	Retail	$12,114	$880
Real Estate Owned, held for sale 2	February 2025	Denver, CO	Office	17,344	2,134
Real Estate Owned, held for sale 3	Various	Various	Multifamily	218,601	3,196
Total				$248,059	$6,210

The following table shows selected data from our real estate securities, measured at fair value as of March 31, 2025 (dollars in thousands):

Type	Interest Rate	Maturity	Par Value	Fair Value	Effective Yield
CMBS 1	1 month SOFR + 1.36%	11/15/2036	$15,887	$15,637	5.69%
CMBS 2	1 month SOFR + 2.27%	9/19/2038	3,044	3,048	6.60%
CMBS 3	1 month SOFR + 3.11%	9/19/2038	12,000	12,051	7.43%
CMBS 4	1 month SOFR + 2.78%	8/19/2035	20,000	20,046	7.11%
CMBS 5	1 month SOFR + 2.36%	4/16/2028	34,796	34,809	6.69%
CMBS 6	1 month SOFR + 3.20%	5/25/2038	43,333	43,237	7.52%
CMBS 7	1 month SOFR + 1.64%	4/15/2029	5,000	4,974	5.96%
CMBS 8	1 month SOFR + 2.84%	8/15/2029	7,396	7,408	7.16%
CMBS 9	1 month SOFR + 2.99%	8/15/2039	3,800	3,797	7.31%
CMBS 10	1 month SOFR + 2.94%	1/15/2030	22,309	22,185	7.26%
Total/Weighted Average			$167,565	$167,192	7.00%
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
•The commercial real estate conduit business, operated through the Company's TRS, is focused on generating risk-adjusted returns by originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market at a profit. The TRS may also hold certain mezzanine loans that don't qualify as good REIT assets due to any potential loss from foreclosure.
•The real estate owned business represents real estate acquired by the Company through foreclosure, deed-in-lieu of foreclosure, or purchase.

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended
	March 31, 2025			March 31, 2024
	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)
Interest-earning assets:
Real estate debt	$4,848,649	$108,487	8.9%	$5,026,589	$123,765	9.8%
Real estate conduit	55,173	1,460	10.6%	49,366	1,946	15.8%
Real estate securities	184,843	3,360	7.3%	225,499	4,601	8.2%
Total	$5,088,665	$113,307	8.9%	$5,301,454	$130,312	9.8%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$369,021	$7,530	8.2%	$274,750	$6,959	10.1%
Other financing and loan participation - commercial mortgage loans	12,865	193	6.0%	26,823	379	5.7%
Repurchase agreements - real estate securities	222,757	2,901	5.2%	166,483	2,589	6.2%
Collateralized loan obligations	3,410,547	58,303	6.8%	3,591,621	69,495	7.7%
Unsecured debt	81,407	1,666	8.2%	81,308	1,896	9.3%
Total	$4,096,597	$70,593	6.9%	$4,140,985	$81,318	7.9%
Net interest income/spread		$42,714	2.0%		$48,994	1.9%
Average leverage %(6)	80.5%			78.1%
Weighted average levered yield(7)			17.2%			16.9%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the three months ended March 31, 2025 and 2024, respectively.
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
Interest Income
Interest income for the three months ended March 31, 2025 and 2024 totaled $113.9 million and $130.6 million, respectively, a decrease of $16.7 million. This decrease was primarily due to an approximate 99 basis point decrease in daily average SOFR and SOFR equivalent rates coupled with a decrease of $177.9 million in the average carrying balance of our real estate debt. As of March 31, 2025, our portfolio consisted of (i) 152 commercial mortgage loans, held for investment (ii) one commercial mortgage loan, held for sale, measured at fair value and (iii) ten real estate securities, available for sale, measured at fair value. As of March 31, 2024, our portfolio consisted of (i) 145 commercial mortgage loans, held for investment, (ii) one commercial mortgage loan, held for sale, measured at fair value and (iii) seven real estate securities, available for sale, measured at fair value.

Interest Expense
Interest expense for the three months ended March 31, 2025 and 2024 totaled $70.6 million and $81.3 million, respectively, a decrease of $10.7 million. The decrease was primarily due to an approximate 99 basis point decrease in daily average SOFR and SOFR equivalent rates coupled with a decrease of $181.1 million in the average carrying balance of our collateralized loan obligations.
Revenue from Real Estate Owned
For the three months ended March 31, 2025 and 2024, revenue from real estate owned was $6.8 million and $4.7 million, respectively. The $2.1 million increase was primarily the result of rental income from obtaining possession of additional multifamily and office properties brought on as real estate owned for the three months ended March 31, 2025.
(Provision)/Benefit for Credit losses
Benefit for credit losses was $1.9 million during the three months ended March 31, 2025 compared to a provision of $2.9 million during the three months ended March 31, 2024.
For the three months ended March 31, 2025, general benefit for credit losses was $1.6 million compared to a general provision of $2.1 million for the three months ended March 31, 2024. The $3.7 million decrease in general reserve was primarily due to the portfolio turnover of older vintage loans with newly originated loans.
For the three months ended March 31, 2025, specific benefit for credit losses was $0.3 million compared to a specific provision for credit losses of $0.7 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, the decrease in specific reserve was primarily related to a partial paydown on our non-performing loan secured by an office property in Georgia. For the three months ended March 31, 2024, the increase in specific reserve was related to a non-performing loan secured by two multifamily properties located in North Carolina.
Realized Gain/(Loss) on Real Estate Securities, Available for Sale
The Company did not realize a gain or loss on real estate securities, available for sale for the three months ended March 31, 2025. Realized gain on real estate securities, available for sale for the three months ended March 31, 2024 of $0.1 million was primarily related to the sale of three CRE CLO bonds.
Realized Gain/(Loss) on Sale of Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended March 31, 2025 of $5.0 million was related to the sale of $106.5 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $111.5 million. Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended March 31, 2024 of $5.5 million was related to the sale of $100.7 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $106.2 million.
Unrealized Gain/(Loss) on Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
The Company did not recognize an unrealized gain or loss on commercial mortgage loans, held for sale, measured at fair value for the three months ended March 31, 2025. For the three months ended March 31, 2024, unrealized gain on commercial mortgage loans, held for sale, measured at fair value, was $0.5 million which was attributable to the change in market value of these loans.

Gain/(Loss) on Other Real Estate Investments
Loss on other real estate investments for the three months ended March 31, 2025 was $2.2 million primarily due to the onboarding of real estate owned, held for sale, multifamily and office properties coupled with losses on the sale of three, held for sale, multifamily properties and one, held for sale, retail property from our Walgreens Portfolio. This is compared to a gain of $6.0 thousand for the three months ended March 31, 2024 that was related to the sale of one real estate owned, held for sale property located in San Antonio, TX.
Net Result from Derivative Transactions
Net result from derivative transactions for the three months ended March 31, 2025 of a $0.2 million loss was composed primarily of a $1.1 million unrealized loss on mark to market on credit default swaps, treasury note futures, and options, partially offset by a realized gain of $0.9 million due to the termination and settlement of treasury note futures. This is compared to a net gain on our derivative portfolio of $0.2 million composed of a realized gain of $0.3 million primarily related to the termination and settlement of credit default swaps and treasury note futures offset by an unrealized loss of $0.1 million for three months ended March 31, 2024.
(Provision)/Benefit for Income Tax
Provision for income tax for the three months ended March 31, 2025 was $0.7 million compared to provision of $0.8 million for the three months ended March 31, 2024. The difference is related to changes in taxable income/loss in our TRS segment.
Net (Income)/Loss Attributable to Non-controlling Interest
Net loss attributable to non-controlling interest in our consolidated joint ventures for the three months ended March 31, 2025 and 2024 was $0.4 million and $0.1 million, respectively.
Expenses from operations
Expenses from operations for the three months ended March 31, 2025 and 2024 consisted of the following (dollars in thousands):

	Three Months Ended
	March 31, 2025	March 31, 2024
Asset management and subordinated performance fee	$6,555	$7,865
Acquisition expenses	299	238
Administrative services expenses	3,348	2,860
Professional fees	6,576	4,084
Share-based compensation	2,246	1,799
Depreciation and amortization	1,380	1,417
Other expenses	9,936	2,363
Total expenses from operations	$30,340	$20,626
For the three months ended March 31, 2025, we incurred asset management and subordinated performance fees and administrative services expenses of $6.6 million and $3.3 million, respectively, which are payable to our Advisor under our asset management agreement. For the three months ended March 31, 2025 compared to March 31, 2024, asset management and incentive fees decreased due to a decrease in applicable equity between periods, while administrative services expenses and professional fees increased due to the NewPoint acquisition. Refer to Note 11 - Related Party Transactions and Arrangements for a summary of the Company's Advisory Agreement with the Advisor and a description of how our fees are calculated.
The increase in operating expense was primarily related to (i) an increase in professional fees due to the NewPoint acquisition during the three months ended March 31, 2025 and (ii) an increase in other expenses related to property operating expenses and third party management fees incurred in order to operate various real estate owned investments in our portfolio for the three months ended March 31, 2025.

Comparison of the Three months ended March 31, 2025 to the Three Months Ended December 31, 2024
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and TRS segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2025 and December 31, 2024 (dollars in thousands):

	Three Months Ended
	March 31, 2025			December 31, 2024
	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)
Interest-earning assets:
Real estate debt	$4,848,649	$108,487	8.9%	$5,022,042	$122,976	9.8%
Real estate conduit	55,173	1,460	10.6%	12,732	608	19.1%
Real estate securities	184,843	3,360	7.3%	198,443	3,738	7.5%
Total	$5,088,665	$113,307	8.9%	$5,233,217	$127,322	9.7%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$369,021	$7,530	8.2%	$181,560	$4,640	10.2%
Other financing and loan participation - commercial mortgage loans	12,865	193	6.0%	12,865	197	6.1%
Repurchase agreements - real estate securities	222,757	2,901	5.2%	219,091	3,104	5.7%
Collateralized loan obligations	3,410,547	58,303	6.8%	3,873,849	70,784	7.3%
Unsecured debt	81,407	1,666	8.2%	81,383	1,803	8.9%
Total	$4,096,597	$70,593	6.9%	$4,368,748	$80,528	7.4%
Net interest income/spread		$42,714	2.0%		$46,794	2.3%
Average leverage %(6)	80.5%			83.5%
Weighted average levered yield(7)			17.2%			21.7%
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the three months ended March 31, 2025 and December 31, 2024, respectively.
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
Interest Income
Interest income for the three months ended March 31, 2025 and December 31, 2024 totaled $113.9 million and $127.8 million, respectively, a decrease of $13.9 million. The decrease was primarily due to an approximate 34 basis point decrease in daily average SOFR and SOFR equivalent rates coupled with a decrease of $173.4 million in the average carrying balance of our real estate debt. As of March 31, 2025, our portfolio consisted of (i) 152 commercial mortgage loans, held for investment, (ii) one commercial mortgage loan, held for sale, measured at fair value and (iii) ten real estate securities, available for sale, measured at fair value. As of December 31, 2024, our portfolio consisted of (i) 155 commercial mortgage loans, held for investment, (ii) three commercial mortgage loan, held for sale, measured at fair value and (iii) 11 real estate securities, available for sale, measured at fair value.

Interest Expense
Interest expense for the three months ended March 31, 2025 and December 31, 2024 was $70.6 million and $80.5 million, respectively, a decrease of $9.9 million. The decrease was primarily due to an approximate 34 basis point decrease in daily average SOFR and SOFR equivalent rates coupled with a decrease of $463.3 million in the average carrying value of our collateralized loan obligations.
Revenue from Real Estate Owned
For the three months ended March 31, 2025 and December 31, 2024, revenue from real estate owned was $6.8 million and $8.7 million, respectively. The $1.9 million decrease for the three months ended March 31, 2025 was primarily the result of the sales of multifamily real estate owned, held for sale assets located in North Carolina and Texas from the end of the fourth quarter of 2024 through the first quarter of 2025.
Provision/(Benefit) for Credit losses
Benefit for credit losses was $1.9 million during the three months ended March 31, 2025 compared to a provision of $0.9 million during the three months ended December 31, 2024.
For the three months ended March 31, 2025 and December 31, 2024, general benefit for credit losses was $1.6 million and $1.6 million, respectively. General benefit for the three months ended March 31, 2025 and December 31, 2024, respectively, is primarily due to the portfolio turnover of older vintage loans with newly originated loans.
For the three months ended March 31, 2025, the primary decrease in specific reserve of $0.3 million was related to a partial paydown on our non-performing loan secured by an office property in Georgia. For the three months ended December 31, 2024, the increase in specific reserve of $2.5 million was primarily related to a non-performing loan collateralized by a multifamily property located in Texas.
Realized Gain/(Loss) on Sale of Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended March 31, 2025 of $5.0 million was related to the sale of $106.5 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $111.5 million. The Company did not realize any gain or loss on commercial mortgage loans, held for sale, measured at fair value for the three months ended December 31, 2024.
Gain/(Loss) on Other Real Estate Investments
Loss on other real estate investments for the three months ended March 31, 2025 was $2.2 million primarily due to the onboarding of real estate owned, held for sale, multifamily and office properties coupled with losses on the sale of three, held for sale, multifamily properties and one, held for sale, retail property from our Walgreens Portfolio. This is compared to a gain of $0.5 million for the three months ended December 31, 2024 primarily due to the onboarding of real estate owned, held for sale, multifamily properties partially offset by losses on the sales of three, held for sale, multifamily properties and one, held for sale, retail property from our Walgreens Portfolio.
Net Result from Derivative Transactions
Net result from derivative transactions for the three months ended March 31, 2025 of a $0.2 million loss was composed primarily of a $1.1 million unrealized loss on mark to market on credit default swaps, treasury note futures, and options, partially offset by a realized gain of $0.9 million due to the termination and settlement of treasury note futures. This is compared to a net gain on our derivative portfolio of $1.0 million composed primarily of unrealized gains on mark to market on credit default swaps, treasury note futures, and options for the three months ended December 31, 2024.
(Provision)/Benefit for Income Tax
Provision for income tax for the three months ended March 31, 2025 was $0.7 million compared to a provision of $0.2 million for the three months ended December 31, 2024. The difference is related to changes in taxable income/loss in our TRS segment.
Net (Income)/Loss Attributable to Non-controlling Interest
Net loss attributable to non-controlling interest in our consolidated joint ventures for the three months ended March 31, 2025 and December 31, 2024 totaled $0.4 million in both periods.

Expenses from Operations
Expenses from operations for the three months ended March 31, 2025 and 2024 consisted of the following (dollars in thousands):

	Three Months Ended
	March 31, 2025	December 31, 2024
Asset management and subordinated performance fee	$6,555	$6,935
Acquisition expenses	299	308
Administrative services expenses	3,348	2,342
Professional fees	6,576	2,972
Share-based compensation	2,246	2,153
Depreciation and amortization	1,380	1,409
Other expenses	9,936	10,197
Total expenses from operations	$30,340	$26,316
For the three months ended March 31, 2025, we incurred asset management and subordinated performance fees and administrative services expenses of $6.6 million and $3.3 million, respectively, which are payable to our Advisor under our asset management agreement. For the three months ended March 31, 2025 compared to December 31, 2024, asset management and incentive fees decreased due to decreases in applicable equity, while administrative services expenses increased due to the time spent on the NewPoint acquisition. Refer to Note 11 - Related Party Transactions and Arrangements for a summary of the Company's Advisory Agreement with the Advisor and a description of how our fees are calculated.
The increase in operating expense was primarily related to (i) an increase in professional fees due to time spent on the Newpoint acquisition during the three months ended March 31, 2025.

Liquidity and Capital Resources
Overview
Our expected material cash requirements over the next twelve months and thereafter are composed of (i) contractually obligated payments, including payments of principal and interest and contractually obligated fundings on our loans; (ii) other essential expenditures, including operating and administrative expenses and dividends paid in accordance with REIT distribution requirements; and (iii) opportunistic investments, including new loans.
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
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity and total leverage ratios:

	March 31, 2025	December 31, 2024
Net debt-to-equity ratio(1)	2.4x	2.6x
Total leverage ratio(2)	2.5x	2.7x
________________________
(1) Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, repurchase agreements - commercial mortgage loans, repurchase agreements - real estate securities, asset-specific financing arrangements, and unsecured debt, less cash and cash equivalents, to (ii) total equity and total redeemable convertible preferred stock, at period end. Recourse net debt-to-equity ratio was 0.3x and 0.3x as of March 31, 2025 and December 31, 2024, respectively.
(2) Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, repurchase agreements - commercial mortgage loans, repurchase agreements - real estate securities, asset-specific financing arrangements, and unsecured debt, to (ii) total equity and total redeemable convertible preferred stock, at period end. Recourse leverage ratio was 0.5x and 0.4x as of March 31, 2025 and December 31, 2024, respectively.
Sources of Liquidity
Our primary sources of liquidity include unrestricted cash, capacity in our collateralized loan obligations available for reinvestment, and financings available and in progress on financing lines.
Our current sources of near-term liquidity as of March 31, 2025 and December 31, 2024 are set forth in the following table (dollars in millions):

	March 31, 2025	December 31, 2024
Unrestricted cash	$215	$184
CLO reinvestment available(1)	34	12
Financings available & in progress(2)	664	339
Total	$913	$535
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
Collateralized Loan Obligations
As of March 31, 2025, the Company had $34.1 million of reinvestment capital available across all outstanding collateralized loan obligations. The following table shows the par value outstanding for each CLO and the respective reinvestment end dates (dollars in millions):

CLO Name	Debt Amount	Reinvestment End Date
2021-FL6 Issuer	$252.5	Ended
2021-FL7 Issuer	$378.2	Ended
2022-FL8 Issuer	$577.5	Ended
2022-FL9 Issuer	$441.5	Ended
2023-FL10 Issuer	$717.2	04/08/25
2024-FL11 Issuer	$886.2	10/08/27
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

The following tables summarize our Repo and Revolving Credit Facilities and our master repurchase agreements ("MRAs") for the three months ended March 31, 2025, 2024, and 2023, respectively (dollars in thousands):

	As of March 31, 2025
	Amount Outstanding	Average Outstanding Balance
	Q1	Q1
Repurchase agreements and revolving credit facilities - commercial mortgage loans	$429,314	$426,898
Repurchase agreements, real estate securities	206,164	249,374
Total	$635,478	$676,272

	As of March 31, 2024
	Amount Outstanding	Average Outstanding Balance
	Q1	Q1
Repurchase agreements and revolving credit facilities - commercial mortgage loans	$412,556	$382,313
Repurchase agreements - real estate securities	194,769	217,012
Total	$607,325	$599,325

	As of March 31, 2023
	Amount Outstanding	Average Outstanding Balance
	Q1	Q1
Repurchase agreements and revolving credit facilities - commercial mortgage loans	$604,421	$725,300
Repurchase agreements - real estate securities	107,934	217,389
Repurchase agreements - real estate securities, held as trading	121,000	149,387
Total	$833,355	$1,092,076
The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the three months ended March 31, 2025, the maximum average outstanding balance was $651.0 million, of which $429.3 million was related to repurchase agreements on our commercial mortgage loans and $221.7 million for repurchase agreements on our real estate securities.
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
In March 2025, the Company's board of directors declared the following: (i) a first quarter 2025 dividend of $0.355 per share on the Company's common stock (equivalent to $1.42 per annum), (ii) a first quarter 2025 dividend of $106.216 per share on the Company’s Series H Preferred Stock, and (iii) a first quarter 2025 dividend of $0.46875 per share on the Company’s Series E Preferred Stock, all of which were paid in April 2025 to holders of record as of March 31, 2025.
Under the DRIP, the Company may elect to supply shares for reinvestment via newly issued shares of common stock or via shares of common stock purchased by the DRIP administrator on the open market. During the three months ended March 31, 2025 and 2024, no shares were newly issued, and 38,012 and 40,735 shares of common stock were purchased, respectively, by the administrator under the dividend reinvestment component of the DRIP.
During the three months ended March 31, 2025 and 2024, the Company paid an aggregate of $29.5 million and $29.4 million, respectively, of common stock distributions.

Cash Flows
The following table sets forth changes in cash, cash equivalents and restricted cash for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities	$116,238	$12,970
Cash Flows From Investing Activities	286,943	(139,334)
Cash Flows From Financing Activities	(375,941)	30,799
Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$27,240	$(95,565)
Cash Flows from Operating Activities
During the three months ended March 31, 2025, cash inflow of $116.2 million from operating activities were primarily driven by (i) net income of $23.7 million and (ii) $87.3 million related to originations, sales or repayment of commercial mortgage loans, held for sale, measured at fair value and (iii) certain non-cash income.
During the three months ended March 31, 2024, cash inflow of $13.0 million from operating activities were primarily driven by net income of $35.8 million partially offset by net cash outflow of $24.5 million related to originations, sales and repayment of commercial mortgage loans, held for sale, measured at fair value.
Cash Flows from Investing Activities
During the three months ended March 31, 2025, cash inflow of $286.9 million from investing activities were primarily driven by (i) proceeds from principal repayments of $396.9 million received on commercial mortgage loans, held for investment, (ii) proceeds received from the sale or paydown of real estate securities of $35.4 million and (iii) proceeds from the sale of real estate owned, held for sale assets of $28.8 million. Inflows were partially offset by the origination and purchase of $171.9 million of commercial mortgage loans, held for investment.
During the three months ended March 31, 2024, cash outflows of $139.3 million from investing activities were primarily driven by (i) originations and purchases of $488.3 million of commercial mortgage loans, held for investment and (ii) the purchase of real estate securities, available for sale for $15.7 million. Outflows were offset by (i) proceeds from principal repayments on commercial mortgage loans, held for investment of $280.3 million, (ii) proceeds from sale or paydown of real estate securities of $41.8 million, and (iii) proceeds from sale of real estate owned, held for sale assets of $42.2 million.
Cash Flows from Financing Activities
During the three months ended March 31, 2025, cash outflow of $375.9 million from financing activities were primarily driven by (i) repayments from borrowings on collateralized loan obligations of $404.0 million, (ii) net repayments on repurchase agreements for real estate securities of $30.4 million and (iii) $36.2 million of distributions paid to shareholders. Outflows were partially offset by (i) net borrowings on repurchase agreements and revolving credit facilities for commercial mortgage loans of $99.5 million.
During the three months ended March 31, 2024, cash inflow of $30.8 million from financing activities were primarily driven by (i) net borrowings on repurchase agreements and revolving credit facilities for commercial mortgage loans of $112.8 million and (ii) net borrowings on repurchase agreements for real estate securities of $20.7 million. Inflows were partially offset by (i) net repayments from borrowings on collateralized loan obligations of $38.7 million, (ii) repayments on other financings of $23.7 million and (iii) $36.1 million of distributions paid to shareholders.
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

Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of March 31, 2025 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments(1)	$70,105	$265,552	$44,940	$—	$380,597
Repurchase agreements - commercial mortgage loans	100,097	329,217		—	429,314
Repurchase agreements - real estate securities	206,164	—	—	—	206,164
CLOs(2)	—	—	—	3,253,165	3,253,165
Mortgage Note Payable	23,998	—	—	—	23,998
Unsecured debt	—	—	—	81,420	81,420
Other financings	—	—	12,865	—	12,865
Total	$400,364	$594,769	$57,805	$3,334,585	$4,387,523
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $532.4 million of CLO notes, held by the Company, which are eliminated within the Collateralized loan obligations line of the consolidated balance sheet as of March 31, 2025. This reflects the contractual CLO maturity dates.

The table does not include the cash consideration the Company would be required to pay if and when the NewPoint acquisition is consummated. Refer to Note 10 - Commitments and Contingencies in the accompanying financial statements for more information.
In addition to its cash requirements, the Company pays a quarterly dividend and has an existing share repurchase authorization. As of March 31, 2025, the Company’s quarterly cash dividend was $0.355 per share of common stock (which was paid on an as-converted basis on the Company’s shares of Series H Preferred Stock), and $0.46875 per share on the Company’s shares of Series E Preferred Stock. The payment of future dividends is subject to declaration by the board of directors. The Company’s board of directors also has authorized a $65.0 million share repurchase program, of which $31.1 million remained available as of March 31, 2025. The authorization does not obligate the Company to acquire any specific number of shares.
Related Party Arrangements
Refer to “Note 11 - Related Party Transactions and Arrangements” for a summary of the Company’s related party arrangements.

Non-GAAP Financial Measures
Distributable Earnings and Distributable Earnings to Common
Distributable Earnings is a non-GAAP measure, which the Company defines as GAAP net income (loss), adjusted for (i) non-cash CLO amortization acceleration and amortization over the expected useful life of the Company's CLOs, (ii) unrealized gains and losses on loans and derivatives, including CECL reserves and impairments, net of realized gains and losses, as described further below, (iii) non-cash equity compensation expense, (iv) depreciation and amortization, (v) subordinated performance fee accruals/(reversal), (vi) realized gains and losses on debt extinguishment and CLO calls, and (vii) certain other non-cash items. Further, Distributable Earnings to Common, a non-GAAP measure, presents Distributable Earnings net of (x) perpetual preferred stock dividend payments and (y) non-controlling interests in joint ventures.
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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Distributable Earnings to Common as of the three months ended March 31, 2025 and 2024 (amounts in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
GAAP Net Income (Loss)	$23,705	$35,827
Adjustments:
Unrealized (gain)/loss on financial instruments(1)	3,288	(325)
Subordinated performance fee(2)	251	(554)
Non-cash compensation expense	2,246	1,799
Depreciation and amortization	1,380	1,417
Transaction-related and non-recurring items(3)	2,974	—
(Reversal of)/provision for credit losses	(1,898)	2,880
Distributable Earnings before realized loss	$31,946	$41,044
Realized gain/(loss) adjustment on loans and REO(4)	(38,180)	—
Distributable Earnings	$(6,234)	$41,044
7.5% series E cumulative redeemable preferred stock dividend	(4,842)	(4,842)
Non-controlling interests in joint ventures net (income) / loss	353	93
Non-controlling interests in joint ventures adjusted net (income) / loss DE adjustments	(350)	(276)
Distributable Earnings to Common	$(11,073)	$36,019
Average common stock & common stock equivalents(5)	1,338,913	1,389,912
GAAP net income/(loss) ROE	5.7%	8.9%
Distributable earnings ROE	(3.3)%	10.4%
GAAP net income/(loss) per share, diluted	$0.20	$0.35
GAAP net income/(loss) per share, fully converted(6)	$0.22	$0.35
Distributable earnings per share, fully converted(6)	$(0.12)	$0.41
Distributable earnings per share before realized loss, fully converted(6)	$0.31	$0.41
________________________
(1) Represents unrealized gains and losses on (i) commercial mortgage loans, held for sale, measured at fair value, (ii) other real estate investments, measured at fair value and (iii) derivatives.
(2) Represents accrued and unpaid subordinated performance fee. In addition, reversal of subordinated performance fee represents cash payment obligations in the quarter.
(3) Represents transaction-related and non-recurring costs associated with the acquisition of NewPoint Holdings JV LLC
(4) Represents amounts deemed nonrecoverable upon a realization event, which is generally at the time a loan is repaid, or in the case of a foreclosure or other property, when the underlying asset is sold. Amounts may also be deemed non-recoverable if, in our determination, it is nearly certain the carrying amounts will not be collected or realized upon sale. Amount may be different than the GAAP basis. As of March 31, 2025, the Company has $0 million of GAAP loss adjustments that would run through distributable earnings if and when cash losses are realized.
(5) Represents the average of all classes of equity except the Series E Preferred Stock.
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
As of March 31, 2025 and December 31, 2024, our portfolio included 142 and 149 variable rate investments, respectively, based on LIBOR and SOFR (or “indexing rates”) for various terms. As of June 2023, the Company has fully transitioned all loans formerly on LIBOR indexing rates to SOFR indexing rates. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 basis points or decrease by 50 or 100 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity. The changes in the portfolio for each basis points increase/decrease is a change from the base scenario.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	March 31, 2025	December 31, 2024
(-) 100 Basis Points	(0.88)%	(1.09)%
(-) 50 Basis Points	(1.36)%	(1.47)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	2.06%	2.38%

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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes from these risk factors.
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
The Company did not repurchase shares of common stock through its share repurchase program during the three months ended March 31, 2025.
Unregistered Sales of Equity Securities
On March 9, 2025, the Company, along with two wholly owned subsidiaries, entered into a definitive purchase and sale agreement with NewPoint Holdings JV LLC (“NewPoint”); each of the holders of issued and outstanding membership interests of NewPoint (the “Existing Equityholders”); and Meridian Bravo Investment Company, LLC and BMC Holdings DE LLC, in their capacity as the joint representatives of the Existing Equityholders. The Company agreed to purchase all of NewPoint’s issued and outstanding membership interests and units (the “Purchased Interests”) in exchange for an aggregate amount of $318.8 million paid in cash (subject to the purchase price adjustment mechanism set forth in the purchase and sale agreement) and the issuance of 8,385,951 Class A Units of FBRT OP LLC, a wholly owned subsidiary, to the Existing Equityholders. The offer and sale of such Class A Units will be made in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933. Pursuant to the terms of the operating agreement, after 12 months from issuance, holders of the Class A Units may elect to have the Class A Units redeemed, in which case the Company will have the option to satisfy the redemption consideration with either cash (based on the trading price of the Company’s common stock) or the delivery of one share of the Company’s common stock for each Class A Unit.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1	Purchase and Sale Agreement, dated as of March 9, 2025, by and among New Point Holdings JV LLC, each of the members of NewPoint Holdings JV LLC, FBRT OP LLC, FBRT Sub REIT TRS LLC, Franklin BSP Realty Trust, Inc., and certain other parties named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2025).
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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Benefit Street Partners Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin BSP Realty Trust, Inc.
April 28, 2025	By	/s/ Richard J. Byrne
Name: Richard J. Byrne
Title: Chief Executive Officer
(Principal Executive Officer)

April 28, 2025	By	/s/ Jerome S. Baglien
Name: Jerome S. Baglien
Title: Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)