Form 10-Q
period 2025-06-30
Franklin BSP Realty Trust, Inc.
filed 2025-07-30
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2025
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of July 28, 2025 was 82,274,846.

FRANKLIN BSP REALTY TRUST, INC.

i

PART I. Item 1. Consolidated Financial Statements and Notes (unaudited)
FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$414,085	$184,443
Restricted cash	8,695	12,421
Commercial mortgage loans, held for investment, net of allowance for credit losses of $43,241 and $78,083 as of June 30, 2025 and December 31, 2024, respectively(1)	4,482,201	4,908,667
Commercial mortgage loans, held for sale, measured at fair value(2)	17,150	87,270
Real estate securities, available for sale, measured at fair value, amortized cost of $83,656 and $202,894 as of June 30, 2025 and December 31, 2024, respectively(3)	83,361	202,973
Receivable for loan repayment(4)	171,775	157,582
Accrued interest receivable	35,830	42,225
Prepaid expenses and other assets	23,155	17,526
Intangible lease asset, net of amortization	38,394	39,834
Real estate owned, net of depreciation	111,839	113,160
Real estate owned, held for sale	220,357	222,890
Equity method investments	23,376	13,395
Total assets	$5,630,218	$6,002,386
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$3,043,604	$3,628,270
Repurchase agreements and revolving credit facilities - commercial mortgage loans	573,093	329,811
Repurchase agreements - real estate securities	128,890	236,608
Mortgage note payable	23,998	23,998
Other financings	12,865	12,865
Unsecured debt	184,934	81,395
Derivative instruments, measured at fair value	350	713
Interest payable	12,378	12,844
Distributions payable	36,456	36,237
Accounts payable and accrued expenses	14,310	14,443
Due to affiliates	13,074	14,106
Intangible lease liability, held for sale	880	1,291
Total liabilities	$4,044,832	$4,392,581
Commitments and Contingencies
Redeemable convertible preferred stock:
Redeemable convertible preferred stock Series H, $0.01 par value, 20,000 authorized and 17,950 issued and outstanding as of June 30, 2025 and December 31, 2024	$89,748	$89,748
Total redeemable convertible preferred stock	$89,748	$89,748
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 7.5% Cumulative Redeemable Preferred Stock, Series E, 10,329,039 shares issued and outstanding as of June 30, 2025 and December 31, 2024	$258,742	$258,742
Common stock, $0.01 par value, 900,000,000 shares authorized, 82,928,544 and 83,066,789 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	822	818
Additional paid-in capital	1,603,162	1,600,997
Accumulated other comprehensive income/(loss)	(296)	79
Accumulated deficit	(373,710)	(348,074)
Total stockholders' equity	$1,488,720	$1,512,562
Non-controlling interest	6,918	7,495
Total equity	$1,495,638	$1,520,057
Total liabilities, redeemable convertible preferred stock and equity	$5,630,218	$6,002,386
_________________________________________________________
(1) Includes pledged assets of $613.5 million and $268.7 million as of June 30, 2025 and December 31, 2024, respectively.
(2) There were no pledged assets of June 30, 2025 and $61.1 million pledged assets as of December 31, 2024, respectively.
(3) Includes pledged assets of $83.4 million and $180.7 million as of June 30, 2025 and December 31, 2024, respectively.
(4) Includes $171.3 million and $157.0 million of cash held by servicer related to the CLOs as of June 30, 2025 and December 31, 2024, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income
Interest income	$111,171	$133,553	$225,079	$264,111
Less: Interest expense	70,213	86,740	140,806	168,058
Net interest income	40,958	46,813	84,273	96,053
Revenue from real estate owned	8,336	4,072	15,133	8,784
Total income	$49,294	$50,885	$99,406	$104,837
Expenses
Asset management and subordinated performance fee	$5,537	$6,252	$12,092	$14,117
Acquisition expenses	175	195	474	433
Administrative services expenses	3,884	704	7,232	3,564
Professional fees	4,698	3,864	11,274	7,948
Share-based compensation	2,316	2,087	4,562	3,886
Depreciation and amortization	1,381	1,417	2,761	2,835
Other expenses	11,569	3,202	21,505	5,565
Total expenses	$29,560	$17,721	$59,900	$38,348
Other income/(loss)
(Provision)/benefit for credit losses	$1,487	$(32,178)	$3,385	$(35,059)
Realized gain/(loss) on real estate securities, available for sale	113	—	113	88
Realized gain/(loss) on sale of commercial mortgage loans, held for sale, measured at fair value	264	1,384	5,303	6,897
Unrealized gain/(loss) on commercial mortgage loans, held for sale, measured at fair value	—	158	—	615
Gain/(loss) on other real estate investments	2,684	(6,249)	452	(6,243)
Unrealized gain/(loss) on derivatives	(153)	(183)	(1,209)	(321)
Realized gain/(loss) on derivatives	(64)	22	874	313
Income/(loss) from equity method investments	181	—	181	—
Total other income/(loss)	$4,512	$(37,046)	$9,099	$(33,710)
Income/(loss) before taxes	24,246	(3,882)	48,605	32,779
(Provision)/benefit for income tax	138	117	(516)	(717)
Net income/(loss)	$24,384	$(3,765)	$48,089	$32,062
Net (income)/loss attributable to non-controlling interest	(1,183)	1,590	(830)	1,683
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$23,201	$(2,175)	$47,259	$33,745
Less: Preferred stock dividends	6,748	6,748	13,496	13,497
Net income/(loss) applicable to common stock	$16,453	$(8,923)	$33,763	$20,248

Basic earnings per share	$0.19	$(0.11)	$0.40	$0.24
Diluted earnings per share	$0.19	$(0.11)	$0.40	$0.24
Basic weighted average shares outstanding	82,181,403	81,815,681	82,117,897	81,904,888
Diluted weighted average shares outstanding	82,181,403	81,815,681	82,117,897	81,904,888

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income/(loss)	$24,384	$(3,765)	$48,089	$32,062

Amounts related to available for sale real estate securities:
Change in net unrealized gain/(loss)	$(21)	$45	$(418)	$972
Reclassification adjustment for amounts included in net income/(loss)	43	—	43	306
	$22	$45	$(375)	$1,278
Comprehensive (income)/loss attributed to non-controlling interest	(1,183)	1,590	(830)	1,683
Comprehensive income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$23,223	$(2,130)	$46,884	$35,023

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

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Preferred E	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2024	83,066,789	$818	$1,600,997	$79	$(348,074)	$258,742	$1,512,562	$7,495	$1,520,057
Share-based compensation	—	4	2,242	—	—	—	2,246	—	2,246
Shares canceled for tax withholding on vested equity rewards	(196,020)	—	(2,393)	—	—	—	(2,393)	—	(2,393)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	24,058	—	24,058	—	24,058
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	(353)	(353)
Distributions declared	—	—	—	—	(36,440)	—	(36,440)	—	(36,440)
Other comprehensive income/(loss)	—	—	—	(397)	—	—	(397)	—	(397)
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	(1,467)	(1,467)
Balance, March 31, 2025	82,870,769	$822	$1,600,846	$(318)	$(360,456)	$258,742	$1,499,636	$5,675	$1,505,311
Share-based compensation	57,775	—	2,316	—	—	—	2,316	—	2,316
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	23,201	—	23,201	—	23,201
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	1,183	1,183
Distributions declared	—	—	—	—	(36,455)	—	(36,455)	—	(36,455)
Other comprehensive income/(loss)	—	—	—	22	—	—	22	—	22
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	60	60
Balance, June 30, 2025	82,928,544	$822	$1,603,162	$(296)	$(373,710)	$258,742	$1,488,720	$6,918	$1,495,638

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income/(loss)	$48,089	$32,062
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Premium amortization and (discount accretion), net	$(5,126)	$(4,860)
Accretion of deferred commitment fees	(5,349)	(3,394)
Amortization of deferred financing costs	6,462	6,401
Share-based compensation	4,562	3,886
Realized (gain)/loss on sale of available for sale securities, measured at fair value	(113)	(88)
Realized (gain)/loss on sale of commercial mortgage loans, held for sale, measured at fair value	(5,303)	(6,897)
Unrealized (gain)/loss from commercial mortgage loans, held for sale, measured at fair value	—	(615)
(Income)/loss from equity method investments	(181)	—
Unrealized (gain)/loss from derivative instruments	1,209	321
(Gain)/loss from other real estate investments	(452)	6,243
Depreciation and amortization	2,761	2,835
Straight line rental income	522	(2,770)
Provision/(benefit) for credit losses	(3,385)	35,059
Origination of commercial mortgage loans, held for sale, measured at fair value	(49,300)	(201,125)
Proceeds from sale or repayment of commercial mortgage loans, held for sale, measured at fair value	124,723	146,472
Changes in assets and liabilities:
Accrued interest receivable	11,270	6,065
Prepaid expenses and other assets	(2,060)	965
Accounts payable and accrued expenses	1,226	(1,058)
Due to affiliates	(1,032)	(2,766)
Interest payable	(466)	(1,852)
Net cash (used in)/provided by operating activities	$128,057	$14,884
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(223,054)	$(1,100,153)
Principal repayments received on commercial mortgage loans, held for investment	596,503	492,364
Purchase of equity method investments	(9,800)	—
Proceeds from sale of real estate owned, held for sale	44,888	49,234
Purchase of real estate owned and capital expenditures	(1,123)	—
Purchase of real estate securities, available for sale	(61,298)	(28,271)
Proceeds from sale or paydown of real estate securities	181,270	56,889
Proceeds from sale/(purchase) of derivative instruments	(1,572)	692
Net cash (used in)/provided by investing activities	$525,814	$(529,245)
Cash flows from financing activities:
Payments for common stock repurchases	$—	$(4,867)
Shares cancelled for tax withholding on vested equity rewards	(2,393)	(1,508)
Borrowings on collateralized loan obligations	—	27,949
Repayments of collateralized loan obligations	(589,479)	(179,585)

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Borrowings on repurchase agreements and revolving credit facilities - commercial mortgage loans	413,157	565,216
Repayments of repurchase agreements and revolving credit facilities - commercial mortgage loans	(169,875)	(102,486)
Net borrowings (paydowns) on repurchase agreements - real estate securities, less than 90 days maturity	(107,718)	69,592
Repayments on other financings	—	(23,669)
Borrowings on unsecured debt	107,000	—
Payments of deferred financing costs	(4,564)	(1,157)
Contributions from non-controlling interest	64	—
Distributions to non-controlling interest	(1,471)	(637)
Distributions paid	(72,676)	(72,438)
Net cash (used in)/provided by financing activities:	$(427,955)	$276,410
Net change in cash, cash equivalents and restricted cash	225,916	(237,951)
Cash, cash equivalents and restricted cash, beginning of period	196,864	343,687
Cash, cash equivalents and restricted cash, end of period	$422,780	$105,736

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	184,443	337,595
Restricted cash, beginning of period	12,421	6,092
Cash, cash equivalents and restricted cash, beginning of period	$196,864	$343,687

Cash and cash equivalents, end of period	414,085	94,779
Restricted cash, end of period	8,695	10,957
Cash, cash equivalents and restricted cash, end of period	$422,780	$105,736

Supplemental disclosures of cash flow information:
Cash payments for income taxes	$766	$465
Cash payments for interest	133,972	161,816

Supplemental disclosures of non - cash flow information:
Distribution payable	$36,456	$36,233
Loans transferred to real estate owned	169,817	222,115
Seller-based financing on sales of real estate owned, held for sale	128,129	—
Modification accounted for as repayment and new loan	60,000	42,235

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
The Company believes that it has qualified as a REIT and intends to continue to meet the requirements for qualification and taxation as a REIT. As of June 30, 2025, substantially all of the Company's business is conducted through Benefit Street Partners Realty Operating Partnership, L.P. (the “OP”), a Delaware limited partnership. As of June 30, 2025, the Company is the sole general partner and directly or indirectly holds all of the units of limited partner interests in the OP. In addition, the Company, through one or more subsidiaries which are treated as a taxable REIT subsidiary (a “TRS”), is indirectly subject to U.S. federal, state and local income taxes.
As of June 30, 2025, the Company has no employees. Benefit Street Partners L.L.C. serves as the Company's advisor (the "Advisor") pursuant to an advisory agreement, as amended on August 18, 2021 (the "Advisory Agreement"). The Advisor, an investment adviser registered with the SEC, is a credit-focused alternative asset management firm.
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
June 30, 2025
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
For the six months ended June 30, 2024, $115.7 million of Borrowings on repurchase agreements - real estate securities and $46.1 million of Repayments of repurchase agreements - real estate securities were combined to be presented as a net result in Net borrowings (paydowns) on repurchase agreements - real estate securities, less than 90 days maturity in the consolidated statements of cash flows.
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
June 30, 2025
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
June 30, 2025
(Unaudited)

Note 3 - Commercial Mortgage Loans
Commercial Mortgage Loans, Held for Investment
The following table presents a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (dollars in thousands):

	June 30, 2025	December 31, 2024
Senior loans	$4,486,227	$4,947,462
Mezzanine loans	39,215	39,288
Total gross carrying value of loans	4,525,442	4,986,750
General allowance for credit losses	42,929	46,865
Specific allowance for credit losses	312	31,218
Less: Allowance for credit losses	43,241	78,083
Total commercial mortgage loans, held for investment, net	$4,482,201	$4,908,667
For the six months ended June 30, 2025 and year ended December 31, 2024, the activity in the Company's commercial mortgage loans, held for investment carrying values, was as follows (dollars in thousands):

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Amortized cost, beginning of period	$4,986,750	$5,036,942
Acquisitions and originations	411,388	1,908,927
Principal repayments	(670,192)	(1,607,977)
Dispositions	—	(33,203)
Principal charge-off	(31,757)	(4,801)
Deferred fees and other items(1)	(5,404)	(13,326)
Amortization/accretion of fees and other items(1)	4,978	9,604
Transfer to real estate owned(2)	(169,816)	(307,546)
Cost recovery	(505)	(1,870)
Amortized cost, end of period	$4,525,442	$4,986,750
Allowance for credit losses, beginning of period	$(78,083)	$(47,175)
General (provision)/benefit for credit losses	3,936	310
Specific (provision)/benefit for credit losses	(851)	(36,019)
Charge offs from specific allowance for credit losses	31,757	4,801
Allowance for credit losses, end of period	$(43,241)	$(78,083)
Total commercial mortgage loans, held for investment, net	$4,482,201	$4,908,667
________________________
(1) Other items primarily consist of purchase discounts or premiums and deferred origination expenses.
(2) For additional details on properties obtained through foreclosure or deed-in-lieu of foreclosure see Note 5 - Real Estate Owned.
As of June 30, 2025 and December 31, 2024, the Company's total commercial mortgage loan, held for investment, portfolio was comprised of 145 and 155 loans, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Loan Portfolio by Collateral Type and Geographic Region
The following tables present the composition by loan collateral type and region of the Company's commercial mortgage loans, held for investment portfolio (dollars in thousands):

	June 30, 2025		December 31, 2024
Loan Collateral Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$3,359,955	74.0%	$3,574,267	71.5%
Hospitality	620,678	13.7%	730,590	14.6%
Industrial	259,888	5.7%	340,195	6.8%
Office	132,123	2.9%	185,303	3.7%
Retail	42,280	0.9%	45,613	0.9%
Other	123,290	2.8%	123,886	2.5%
Total	$4,538,214	100.0%	$4,999,854	100.0%

	June 30, 2025		December 31, 2024
Loan Region	Par Value	Percentage	Par Value	Percentage
Southeast	$1,936,661	42.7%	$1,945,668	38.9%
Southwest	1,589,576	35.0%	1,877,501	37.6%
Mideast	352,710	7.8%	304,522	6.1%
Far West	192,315	4.2%	171,775	3.4%
New England	176,183	3.9%	177,417	3.5%
Great Lakes	97,632	2.2%	118,882	2.4%
Rocky Mountain	31,690	0.7%	114,425	2.3%
Various(1)	161,447	3.5%	289,664	5.8%
Total	$4,538,214	100.0%	$4,999,854	100.0%
________________________
(1) Represents loans secured by a portfolio of properties located in various parts of the United States.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Allowance for Credit Losses
The following table presents the quarterly changes in the Company's allowance for credit losses for the six months ended June 30, 2025 (dollars in thousands):

		General Allowance for Credit Losses
	Specific Allowance for Credit Losses	Funded	Unfunded	Total	Total Allowance for Credit Losses
December 31, 2024	$31,218	$46,865	$1,123	$47,988	$79,206
Changes:
Provision/(Benefit)	(303)	(1,284)	(311)	(1,595)	(1,898)
Charge offs	(29,892)	—	—	—	(29,892)
March 31, 2025	$1,023	$45,581	$812	$46,393	$47,416
Changes:
Provision/(Benefit)	1,154	(2,652)	11	(2,641)	(1,487)
Charge offs	(1,865)	—	—	—	(1,865)
June 30, 2025	$312	$42,929	$823	$43,752	$44,064
Specific Allowance for Credit Losses
The Company has elected to apply a practical expedient for collateral dependent assets in which the allowance for credit losses is calculated as the difference between the estimated fair value of the underlying collateral, less estimated cost to sell, and the amortized cost basis of the loan. As such, these loans receivable are measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The fair value of the underlying collateral is determined using the market approach, the income approach, or a combination thereof. The significant unobservable input used for the income approach is the exit capitalization rate assumptions, which was 9.00%. The significant unobservable input used for the market approach is the estimated fair value less cost to sell based on a negotiated price from an anticipated buyer.
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
In May 2022, the Company originated a first mortgage loan with a commitment of $42.3 million secured by a multifamily property in Texas. The loan was identified by management as non-performing and placed on non-accrual status, with an amortized cost of $36.8 million as of March 31, 2025. The Company recorded a specific allowance for credit losses of $0.5 million on this loan as of March 31, 2025, and an additional $1.4 million specific allowance for credit losses in the second quarter as a result of the property's decrease in fair market value. In April 2025, the Company acquired the property through foreclosure, which is recorded in Real estate owned, held for sale in the consolidated balance sheets. See Note 5 - Real Estate Owned for additional details. The Company charged off the specific allowance for credit losses at the time of the foreclosure.
In December 2019, the Company originated a first mortgage loan with a commitment of $33.0 million secured by an office property in Georgia. The loan was identified by management as non-performing and placed on cost recovery status, with an amortized cost of $21.8 million as of June 30, 2025. The Company recorded a specific allowance for credit losses of $0.3 million on this loan as of June 30, 2025.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

General Allowance for Credit Losses
The Company recorded a total decrease in its general allowance for credit losses during the three and six months ended June 30, 2025 of $2.6 million and $4.2 million, respectively. The primary driver for the lower reserve balance is due to a decrease in the size of the overall portfolio of commercial mortgage loans, held for investment for the three and six months ended June 30, 2025. Changes in the provision for credit losses for the Company’s financial instruments are recorded in (Provision)/benefit for credit losses in the consolidated statements of operations with a corresponding offset to the financial instrument’s amortized cost recorded in the consolidated balance sheet, or as a component of Accounts payable and accrued expenses for unfunded loan commitments.
Past Due Status
The following table presents a summary of the loans amortized cost basis as of June 30, 2025 (dollars in thousands):

	Current	Less than 90 days past due	90 or more days past due(1)	Total
As of June 30, 2025	$4,432,544	$—	$92,898	$4,525,442
________________________
(1) Comprised of three mortgage loans, one of which was collateralized by an office property and the other two by multifamily properties. The loan collateralized by the office property has been designated as non-performing and placed on cost recovery status. One of the multifamily properties has been designated as non-performing and placed on non-accrual status.
Non-performing Status
The following table presents the amortized cost basis of our non-performing loans as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025	December 31, 2024
Non-performing loan amortized cost at beginning of year, January 1	$133,230	$78,185
Addition of non-performing loan amortized cost	91,407	561,144
Less: Removal of non-performing loan amortized cost	167,689	506,099
Non-performing loan amortized cost end of period(1)	$56,948	$133,230
________________________
(1) As of June 30, 2025 and December 31, 2024, the Company had two and three loans designated as non-performing, respectively. As of June 30, 2025, one of the non-performing loans, collateralized by an office property, continues to be placed on cost recovery status with a specific allowance for credit losses of $0.3 million. The other loan was collateralized by a multifamily property. As of December 31, 2024, the three non-performing loans were placed on cost recovery status, two of which were collateralized by office properties with a specific allowance for credit losses of $26.7 million and $1.3 million, and the other by a multifamily property with a specific allowance for credit losses of $3.2 million.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

All commercial mortgage loans, excluding loans classified as Commercial mortgage loans, held for sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2. As of both June 30, 2025 and December 31, 2024, the weighted average risk rating of loans was 2.3.
The following tables present the par value and amortized cost of our commercial mortgage loans, held for investment as of June 30, 2025 and December 31, 2024, by the Company’s internal risk rating and year of origination (dollars in thousands):

June 30, 2025
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Total Par Value	2025	2024	2023	2022	2021	Prior	Total Amortized Cost	% of Portfolio
1	—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2	114	3,466,543	348,608	1,380,149	394,206	607,040	631,634	93,755	3,455,392	76.3%
3	23	829,016	80,247	215,118	112,371	195,451	189,337	35,983	828,507	18.3%
4	7	219,711	—	31,048	—	117,992	57,156	13,514	219,710	4.9%
5	1	22,944	—	—	—	—	—	21,833	21,833	0.5%
Total	145	$4,538,214	$428,855	$1,626,315	$506,577	$920,483	$878,127	$165,085	$4,525,442	100.0%
					Allowance for credit losses				(43,241)
						Total carrying value, net			$4,482,201

December 31, 2024
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Total Par Value	2024	2023	2022	2021	2020	Prior	Total Amortized Cost	% of Portfolio
1	—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2	124	3,803,752	1,563,540	558,172	792,872	763,395	62,131	52,867	3,792,977	76.1%
3	27	1,004,387	79,210	88,821	262,228	515,065	42,263	16,378	1,003,965	20.1%
4	1	56,616	—	—	56,579	—	—	—	56,579	1.1%
5	3	135,099	—	—	—	110,392	—	22,837	133,229	2.7%
Total	155	$4,999,854	$1,642,750	$646,993	$1,111,679	$1,388,852	$104,394	$92,082	$4,986,750	100.0%
					Allowance for credit losses				(78,083)
						Total carrying value, net			$4,908,667
Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
As of June 30, 2025 and December 31, 2024, the contractual principal balance outstanding of commercial mortgage loans, held for sale, measured at fair value was $17.2 million and $87.3 million, respectively, which comprised three and three loans. As of June 30, 2025 and December 31, 2024, none of the Company's commercial mortgage loans, held for sale, measured at fair value were in default or greater than ninety days past due.

	June 30, 2025		December 31, 2024
Loan Collateral Type	Par Value	Percentage	Par Value	Percentage
Hospitality	$11,850	69.1%	$—	—%
Multifamily	5,300	30.9%	17,270	19.8%
Mixed Use	—	—%	70,000	80.2%
Total	$17,150	100.0%	$87,270	100.0%

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

	June 30, 2025		December 31, 2024
Loan Region	Par Value	Percentage	Par Value	Percentage
Southwest	$6,750	39.4%	$12,270	14.1%
Great Lakes	5,300	30.9%	—	—%
Mideast	5,100	29.7%	75,000	85.9%
Total	$17,150	100.0%	$87,270	100.0%

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 4 - Real Estate Securities
Real Estate Securities Classified As Available For Sale
The following is a summary of the Company's real estate securities, available for sale, measured at fair value, as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	CMBS Bonds
	Number of Bonds	Benchmark Interest Rate	Weighted Average Interest Rate	Weighted Average Contractual Maturity (years)	Par Value	Fair Value
June 30, 2025	5	1 Month SOFR	7.48%	4.8	$83,359	$83,361

December 31, 2024	11	1 Month SOFR	7.06%	9.8	$203,005	$202,973
The Company classified its CMBS bonds as available for sale and reports them at fair value in the consolidated balance sheets with changes in fair value recorded in Accumulated other comprehensive income/(loss) in the consolidated balance sheets.
The following table shows the amortized cost, unrealized gain/(loss) and fair value of the Company's CMBS bonds as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
June 30, 2025	$83,657	$—	$(296)	$83,361

December 31, 2024	$202,894	$295	$(216)	$202,973
As of June 30, 2025, the Company held five CMBS bonds with an amortized cost basis of $83.7 million and a net unrealized loss of $0.3 million, all of which were held in a gross unrealized loss position of $0.3 million. As of December 31, 2024, the Company held 11 CMBS bonds with an amortized cost basis of $202.9 million and a net unrealized gain of $0.1 million, four of which were held in a gross unrealized loss position of $0.2 million. As of June 30, 2025 and December 31, 2024, zero positions had an unrealized loss for a period greater than twelve months. As of June 30, 2025 and December 31, 2024, the fair value of the Company's CMBS bonds that were in an unrealized loss position for less than twelve months was $83.4 million and $50.3 million, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 5 - Real Estate Owned
Real Estate Owned, Held for Investment
The following table summarizes the Company's real estate owned, held for investment assets as of June 30, 2025 and December 31, 2024 (dollars in thousands):

			As of June 30, 2025
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021(1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(8,631)	$81,992
August 2023	Office	Portland, OR	16,479	2,065	—	(95)	18,449
October 2023	Multifamily	Lubbock, TX	1,618	10,076	185	(481)	11,398
Total			$21,533	$96,400	$3,113	$(9,207)	$111,839
________________________
See note below.

			As of December 31, 2024
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021(1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(7,481)	$83,142
August 2023	Office	Portland, OR	16,479	2,065	—	(69)	18,475
October 2023	Multifamily	Lubbock, TX	1,618	10,076	185	(336)	11,543
Total			$21,533	$96,400	$3,113	$(7,886)	$113,160
(1) The Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, Jeffersonville Member, LLC (the “Jeffersonville JV”) to acquire a triple net lease property in Jeffersonville, GA. Refer to Note 11 - Related Party Transactions and Arrangements for details.
Depreciation expense for the three and six months ended June 30, 2025 totaled $0.6 million and $1.3 million, respectively. Depreciation expense for the three and six months ended June 30, 2024 totaled $0.6 million and $1.3 million, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Real Estate Owned, Held for Sale
The following table summarizes the Company's Real estate owned, held for sale assets and liabilities as of June 30, 2025 and December 31, 2024 (dollars in thousands):

		As of June 30, 2025
Property Type	Primary Location(s)	Assets, Net	Liabilities, Net
Retail(1)	Various	$12,105	$880
Office(2)	Denver, CO	17,258	1,756
Multifamily(3)	Various	195,351	5,761
Total		$224,714	$8,397
____________________
See notes below.

		As of December 31, 2024
Property Type	Primary Location(s)	Assets, Net	Liabilities, Net
Retail	Various	$14,472	$1,291
Multifamily	Various	211,024	4,528
Total		$225,496	$5,819
(1) In November 2022, the Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, BSPRT Walgreens Portfolio, LLC (the "Walgreens JV") to assume a group of 24 retail properties with various locations throughout the United States (the "Walgreens Portfolio"). Refer to Note 11 - Related Party Transactions and Arrangements. As of June 30, 2025, the Company's real estate owned, held for sale assets includes three remaining retail properties in the Walgreens Portfolio. During the three months ended June 30, 2025, the Company received $5.6 million related to settled litigation regarding the Walgreens Portfolio. In the prior quarter, the Company sold one property within the Walgreens Portfolio for a net loss of $0.3 million. As a result, the Company recorded gains of $5.6 million and $5.3 million for the three and six months ended June 30, 2025, respectively, included within Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations.
(2) During the first quarter of 2025, the Company obtained one office property, in Denver, CO, through deed-in-lieu of foreclosure. During the six months ended June 30, 2025, the Company recognized a net loss of $1.3 million included within Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations related to the foreclosure of this property.
(3) During the three months ended June 30, 2025, the Company acquired one multifamily property located in Texas through foreclosure, and sold three multifamily properties within its existing portfolio. As of June 30, 2025, the Company's real estate owned, held for sale assets included six multifamily properties that previously collateralized six commercial mortgage loans. During the three and six months ended June 30, 2025, the Company recognized a net loss of $2.9 million and $3.5 million, respectively, included within Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations related to the foreclosure, sale, and fair value write-down of these properties.
As of June 30, 2025, the Company has designated certain properties included within the real estate owned business segment as held for sale in accordance with ASC 360. The properties are currently being marketed and sales are probable to occur within one year.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 6 - Leases
Intangible Lease Assets, Held for Investment
The following table summarizes the Company's identified intangible lease assets (primarily in-place leases) recognized in the consolidated balance sheets as of June 30, 2025 and December 31, 2024 (dollars in thousands):

Identified intangible assets:	June 30, 2025	December 31, 2024
Gross amount	$49,285	$49,285
Less: Accumulated amortization	(10,891)	(9,451)
Total, net	$38,394	$39,834
Rental Income
Rental income for the three and six months ended June 30, 2025 totaled $8.3 million and $15.1 million, respectively. Rental income for the three and six months ended June 30, 2024 totaled $4.1 million and $8.8 million, respectively. Rental income is included in Revenue from real estate owned in the consolidated statements of operations.
The following table summarizes the Company's schedule of future minimum rents on its real estate owned, held for investment properties, with a remaining lease term of approximately 13.2 years, to be received under the leases (dollars in thousands):

Future Minimum Rents	June 30, 2025
2025 (July- December)	$5,145
2026	8,936
2027	8,710
2028	8,884
2029	9,062
2030 and beyond	88,326
Total future minimum rent	$129,063
Amortization Expense
Intangible lease assets are amortized using the straight-line method over the remaining term of the lease. The weighted average life of the intangible assets as of June 30, 2025 was approximately 13.3 years. Amortization expense for the three and six months ended June 30, 2025 totaled $0.7 million and $1.4 million, respectively. Amortization expense for the three and six months ended June 30, 2024 totaled $0.8 million and $1.5 million, respectively.
The following table summarizes the Company's expected other identified intangible assets, net amortization over the next five years, exclusive of intangible assets that are held for sale, assuming no further acquisitions or dispositions (dollars in thousands):

Amortization Expense - Other identified intangible assets	June 30, 2025
2025 (July - December)	$1,440
2026	2,880
2027	2,880
2028	2,880
2029	2,880

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 7 - Debt
Below is a summary of the Company's Repurchase facilities and revolving credit facilities - commercial mortgage loans ("Repo and Revolving Credit Facilities"), Mortgage note payable, Other financings and Unsecured debt as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025
Repo and revolving credit facilities - commercial mortgage loans(2):	Capacity	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility(3)	$500,000	$227,021	$6,910	6.87%	07/2026
Atlas Repo Facility(4)	350,000	180,538	4,890	6.97%	01/2026
WF Repo Facility(3)	400,000	24,000	519	5.91%	10/2025
Barclays Revolver Facility(4)	100,000	—	298	N/A	09/2026
Barclays Repo Facility(8)	500,000	130,452	3,982	6.14%	03/2028
Churchill Repo Facility	225,000	11,082	320	6.96%	N/A
Total/Weighted average	$2,075,000	$573,093	$16,919	6.70%
Mortgage note payable:
Debt related to our REO(5)	N/A	$23,998	$897	7.43%	10/2025
Other financings:
Other financings(6)	N/A	$12,865	$388	6.00%	07/2028
Unsecured debt:
Senior Notes(9)(10)	N/A	$107,000	$1,221	Various(9)(10)	Various(9)(10)
Junior Note I(7)	N/A	17,500	731	8.04%	10/2035
Junior Note II(7)	N/A	40,000	1,605	7.88%	12/2035
Junior Note III(7)	N/A	25,000	1,003	7.88%	09/2036
Total/Weighted average	N/A	$189,500	$4,560	8.11%
________________________
See notes below.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
(2) The Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 60% to 75% of the principal amount of the mortgage loan being pledged. These loans are all floating rate at the Secured Overnight Financing Rate ("SOFR") plus an applicable spread. Additionally, the Repo and Revolving Credit Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of both June 30, 2025 and December 31, 2024, the Company was in compliance with all debt covenants.
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
(7) The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option. Interest paid on unsecured junior debt totaled $1.6 million and $3.3 million for the three and six months ended June 30, 2025, respectively.
(8) On February 21, 2025, the Company extended the maturity date to March 14, 2028, with a one-year extension option remaining.
(9) During the second quarter of 2025, the Company issued $82.0 million of 8.25% fixed-rate senior unsecured notes. These notes mature on April 25, 2030.
(10) During the second quarter of 2025, the Company issued $25.0 million of floating-rate senior unsecured notes. As of June 30, 2025, the interest rate on these notes was 8.33%. These notes mature on April 25, 2028.

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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Below is a summary of the Company's MRAs which were included in Repurchase agreements - real estate securities in the Company's consolidated balance sheets as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged(1)	Weighted Average Interest Rate	Weighted Average Days to Maturity
JP Morgan Securities LLC	$18,000	$1,127	$24,022	5.57%	30
Wells Fargo Securities, LLC	77,986	1,663	96,385	5.30%	18
Barclays Capital Inc.	11,496	864	14,377	5.33%	30
Lucid Prime Fund	21,408	678	25,819	5.34%	17
Total/Weighted Average	$128,890	$4,332	$160,603	5.35%	21
________________________
See note below

	December 31, 2024
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged(1)	Weighted Average Interest Rate	Weighted Average Days to Maturity
JP Morgan Securities LLC	$78,198	$6,609	$68,501	5.40%	8
Wells Fargo Securities, LLC	65,388	960	82,644	5.41%	14
Barclays Capital Inc.	66,057	4,452	74,042	5.10%	21
Lucid Prime Fund	26,965	1,209	30,865	5.24%	16
Total/Weighted Average	$236,608	$13,230	$256,052	5.30%	15
________________________
(1) Includes $77.2 million and $75.4 million of CMBS bonds, held by the Company, which is eliminated through consolidation of the related CLO's on the Company's consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Collateralized Loan Obligation
The following table represents the terms of the notes issued by 2021-FL6 Issuer, 2021-FL7 Issuer, 2022-FL8 Issuer, 2022-FL9 Issuer, 2023-FL10 Issuer and 2024-FL11 Issuer (collectively the "CLOs"), as of June 30, 2025 and December 31, 2024:

	June 30, 2025
CLO Facility	Number of Loans in pool(1)	Benchmark interest rate(3)	Weighted Average Spread	Par Value	Par Value Outstanding(2)	Principal Balance of Collateralized Mortgage Assets	Maturity Dates
2021-FL6 Issuer	28	Term SOFR	1.96%	$584,500	$214,307	$298,790	3/15/2036
2021-FL7 Issuer	27	Term SOFR	1.93%	722,250	373,732	549,657	12/21/2038
2022-FL8 Issuer	26	AVG SOFR	1.92%	960,000	504,447	735,837	2/15/2037
2022-FL9 Issuer	29	Term SOFR	3.18%	670,637	378,773	499,746	5/15/2039
2023-FL10 Issuer	37	Term SOFR	2.59%	717,243	710,205	835,447	9/15/2035
2024-FL11 Issuer	31	Term SOFR	1.99%	886,176	886,176	945,108	7/15/2039
				$4,540,806	$3,067,640	$3,864,585

	December 31, 2024
CLO Facility	Number of Loans in pool(1)	Benchmark interest rate(3)	Weighted Average Spread	Par Value	Par Value Outstanding(2)	Principal Balance of Collateralized Mortgage Assets	Maturity Dates
2021-FL6 Issuer	38	Term SOFR	1.64%	$584,500	$344,411	$454,686	3/15/2036
2021-FL7 Issuer	30	Term SOFR	1.90%	722,250	392,826	563,852	12/21/2038
2022-FL8 Issuer	35	AVG SOFR	1.77%	960,000	796,927	914,752	2/15/2037
2022-FL9 Issuer	38	Term SOFR	2.94%	670,637	519,537	647,683	5/15/2039
2023-FL10 Issuer	41	Term SOFR	2.59%	717,243	717,243	892,536	9/15/2035
2024-FL11 Issuer	27	Term SOFR	1.99%	886,176	886,176	1,016,286	7/15/2039
				$4,540,806	$3,657,120	$4,489,795
________________________
(1) Loan assets may be pledged towards one or multiple CLO pool.
(2) Excludes $532.3 million and $532.4 million of CLO notes held by the Company, which are eliminated in Collateralized loan obligations in the consolidated balance sheet as of June 30, 2025 and December 31, 2024, respectively.
(3) On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that LIBOR tenors, relevant to 2021- FL6 Issuer and 2021-FL7 Issuer, would cease to be published or no longer be representative after June 30, 2023. The Alternative Reference Rates Committee (the “ARRC”) interpreted this announcement to constitute a benchmark transition event. The benchmark index of 1M LIBOR interest rate converted from LIBOR to compounded SOFR, plus a benchmark adjustment of 11.448 basis points with a lookback period equal to the number of calendar days in the applicable interest accrual period plus two SOFR business days, conforming with the indenture agreement and recommendations from the ARRC. Compounded SOFR for any interest accrual period shall be the “30-Day Average SOFR” as published by the Federal Reserve Bank of New York on each benchmark determination date. On July 13, 2023, the Company converted the indices for 2021-FL6 Issuer and 2021-FL7 Issuer to 1M Term SOFR + 11.448 basis points and the applicable spreads remain unchanged.

The below table reflects the total assets and liabilities of the Company's outstanding CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of June 30, 2025 and December 31, 2024 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE. The VIEs are non-recourse to the Company.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

	June 30, 2025	December 31, 2024
Assets (dollars in thousands)
Cash and cash equivalents(1)	$172,285	$157,991
Commercial mortgage loans, held for investment, net(2)	3,730,724	4,378,427
Accrued interest receivable	16,425	21,580
Total Assets	$3,919,434	$4,557,998

Liabilities (dollars in thousands)
Notes payable(3)(4)	$3,599,979	$4,189,479
Accrued interest payable	10,681	13,194
Total Liabilities	$3,610,660	$4,202,673
________________________
(1) Includes $171.3 million and $157.0 million of cash held by the servicer related to CLO loan payoffs as of June 30, 2025 and December 31, 2024, respectively.
(2) The balance is presented net of allowance for credit losses of $32.4 million and $34.5 million as of June 30, 2025 and December 31, 2024, respectively.
(3) Includes $532.3 million and $532.4 million of CLO notes, held by the Company, which are eliminated in Collateralized loan obligations of the consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.
(4) The balance is presented net of deferred financing cost and discount of $24.0 million and $28.8 million as of June 30, 2025 and December 31, 2024, respectively. The deferred financing costs are amortized over the expected lifetime of each CLO.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 8 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income/(loss) is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Numerator	2025	2024	2025	2024
Net income/(loss)	$24,384	$(3,765)	$48,089	$32,062
Net (income)/loss from non-controlling interest	(1,183)	1,590	(830)	1,683
Less: Preferred stock dividends	(6,748)	(6,748)	(13,496)	(13,497)
Net income/(loss) applicable to common stock	$16,453	$(8,923)	$33,763	$20,248
Less: Participating securities' share in earnings	(522)	(450)	(1,046)	(898)
Net income/(loss) applicable to common stockholders (for basic & diluted earnings per share)	$15,931	$(9,373)	$32,717	$19,350

	Three Months Ended June 30,		Six Months Ended June 30,
Denominator	2025	2024	2025	2024
Weighted-average common shares outstanding for basic earnings per share	82,181,403	81,815,681	82,117,897	81,904,888
Weighted-average common shares outstanding for diluted earnings per share(1)	82,181,403	81,815,681	82,117,897	81,904,888
Basic earnings per share	$0.19	$(0.11)	$0.40	$0.24
Diluted earnings per share	$0.19	$(0.11)	$0.40	$0.24
________________________
(1) The effect of the weighted average dilutive shares excluded restricted shares and stock units for the three months ended June 30, 2025 and 2024 of 45,576 and 96,783, respectively, as the effect was anti-dilutive. Weighted average dilutive shares excluded restricted shares and stock units as of the six months ended June 30, 2025 and 2024 of 133,619 and 118,176 respectively, as the effect was anti-dilutive. Additionally, the effect of dilutive shares excluded 5,370,498 weighted average common share equivalents of convertible preferred stock for the three and six months ended June 30, 2025 and 2024, respectively, as the effect was anti-dilutive.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 9 - Redeemable Convertible Preferred Stock and Equity Transactions
The following table presents the summary of the Company's outstanding shares of redeemable convertible preferred stock, perpetual preferred stock, and common stock as of June 30, 2025 and December 31, 2024 (in thousands, except share and per share amounts):

	Balance as of		Shares Outstanding as of		Second Quarter 2025 Dividend Per Share(1)
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Redeemable Convertible Preferred Stock:
Series H Preferred Stock(2)	$89,748	$89,748	17,950	17,950	$106.22
Perpetual Preferred Stock:
Series E Preferred Stock	$258,742	$258,742	10,329,039	10,329,039	$0.46875
Common Stock:
Common Stock - at par value(3)	$822	$818	82,928,544	83,066,789	$0.355
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
During the six months ended June 30, 2025 and 2024, the Company paid an aggregate of $59.2 million and $58.9 million, respectively, of common stock distributions comprised of quarterly common dividends of $0.355 per share.
Stock Repurchases
The Company’s board of directors has authorized a $65 million share repurchase program of the Company’s common stock. The Company’s share repurchase program authorizes share repurchases at prices below the most recently reported book value per share as determined in accordance with GAAP. Repurchases made under the program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any purchases by the Company will be determined by the Company in its reasonable business judgment and consistent with the exercise of its legal duties and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company share repurchase program will remain open until it expires or until the capital committed to the applicable repurchase program has been exhausted, whichever is sooner. Repurchases under the Company’s share repurchase program may be suspended from time to time at the Company’s discretion without prior notice. As of June 30, 2025, the Company had $31.1 million remaining under the share repurchase program. There were no repurchases under the share repurchase program for the six months ended June 30, 2025.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Dividend Reinvestment and Direct Stock Purchase Plan
The Company has adopted a dividend reinvestment and direct stock purchase plan ("DRIP") under which we registered and reserved for issuance, in the aggregate, up to 63,000,000 shares of common stock. Under the dividend reinvestment component of this plan, the Company's common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of common stock (which shares, at the Company's option, are either issued directly from the Company or purchased by the administrator on the open market). The direct stock purchase component allows stockholders, subject to the Company's approval, to purchase shares of common stock directly from us. During the three months ended June 30, 2025 and 2024, no shares common stock were issued by the Company, and 42,486 and 44,450 shares of common stock, respectively, were purchased in the open market by the DRIP administrator and allocated to DRIP participants under the dividend reinvestment component of the DRIP. During the six months ended June 30, 2025 and 2024, no shares common stock were issued by the Company, and 80,497 and 85,185 shares of common stock, respectively, were purchased in the open market by the DRIP administrator and allocated to DRIP participants under the dividend reinvestment component of the DRIP.
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
As of June 30, 2025, the Company had not sold any shares of common stock under the ATM program, and common stock with an aggregate sales price of $200 million remains available for issuance pursuant to the ATM program.
Accumulated Other Comprehensive Income/(Loss)
The following table sets forth the changes in accumulated other comprehensive income/(loss) related to the Company's real estate securities, available for sale, measured at fair value for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	For The Three Months Ended
	June 30, 2025	June 30, 2024
Balance, Beginning of Period	$(318)	$530
Other comprehensive income/(loss)	(21)	45
Reclassification adjustment for amounts included in net income/(loss)	43	—
Balance, End of Period	$(296)	$575

	For The Six Months Ended
	June 30, 2025	June 30, 2024
Balance, Beginning of Period	$79	$(703)
Other comprehensive income/(loss)	(418)	972
Reclassification adjustment for amounts included in net income/(loss)	43	306
Balance, End of Period	$(296)	$575

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 10 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of June 30, 2025, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	June 30, 2025	December 31, 2024
2025	$37,588	$76,163
2026	110,196	156,907
2027	114,187	135,244
2028	84,425	3,195
2029 and beyond	—	—
Total	$346,396	$371,509
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
Entry into a Material Definitive Agreement
On March 9, 2025, the Company, along with two wholly owned subsidiaries, entered into a definitive purchase and sale agreement with NewPoint Holdings JV LLC (“NewPoint”); each of the holders of issued and outstanding membership interests of NewPoint (the “Existing Equityholders”); and Meridian Bravo Investment Company, LLC and BMC Holdings DE LLC, in their capacity as the joint representatives of the Existing Equityholders. Pursuant to the terms of the agreement, the Company committed to purchase all of NewPoint’s issued and outstanding membership interests and units (the “Purchased Interests”) in exchange for an aggregate amount of $318.8 million paid in cash (subject to the purchase price adjustment mechanism set forth in the purchase and sale agreement) and the issuance of 8,385,951 Class A Units of FBRT OP LLC, a wholly owned subsidiary, to the Existing Equityholders. The transaction closed on July 1, 2025. The Company financed the cash portion of the purchase price through a combination of existing cash and the issuance of new debt.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three and six months ended June 30, 2025 and 2024 and the associated payable as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Payable as of
	2025	2024	2025	2024	June 30, 2025	December 31, 2024
Acquisition expenses(1)	$175	$195	$474	$433	$—	$—
Administrative services expenses	3,884	704	7,232	3,564	3,884	2,342
Asset management and subordinated performance fee	5,537	6,252	12,092	14,117	6,868	9,417
Other related party expenses(2)(3)	332	347	848	690	2,322	2,347
Total related party fees and reimbursements	$9,928	$7,498	$20,646	$18,804	$13,074	$14,106
________________________
(1) Total acquisition expenses paid during the three months ended June 30, 2025 and 2024 were $0.8 million and $3.1 million, respectively, of which $0.6 million and $2.9 million, were capitalized within the Commercial mortgage loans, held for investment and Real estate securities, available for sale, measured at fair value lines of the consolidated balance sheets. Total acquisition expenses paid during the six months ended June 30, 2025 and 2024 were $2.4 million and $5.5 million, respectively, of which $1.9 million and $5.1 million were capitalized within the Commercial mortgage loans, held for investment and Real estate securities, available for sale, measured at fair value lines of the consolidated balance sheets.
(2) These are related to reimbursable costs incurred related to the increase in loan origination activities and are included in Other expenses in the Company's consolidated statements of operations.
(3) As of June 30, 2025 and December 31, 2024, the related party payables included $2.2 million and $2.3 million, respectively, of payments made by the Advisor to third party vendors on behalf of the Company.
The payables as of June 30, 2025 and December 31, 2024, in the table above are included in Due to affiliates on the Company's consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

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
As of June 30, 2025 and December 31, 2024, our commercial mortgage loans, held for investment, included an aggregate of $37.1 million and $39.6 million, respectively, carrying value of loans to affiliates of our Advisor. For the three and six months ended June 30, 2025, the Company recognized $0.7 million and $1.4 million, respectively, of interest income from these loans in the Company's consolidated statement of operations. For the three and six months ended June 30, 2024, the Company recognized $2.2 million and 4.8 million, respectively, of interest income from these loans in the Company's consolidated statement of operations.
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
On May 22, 2025, the Company, an affiliate of the Company and an unrelated third party entered into the Garfield PG JV HoldCo LLC (the "Garfield JV") to acquire a $97.0 million industrial property for warehousing and distribution located in Commerce, California. The Company has a 28.87% interest in the Garfield JV while the affiliated fund and the unrelated third party have 65.13% and 6.00% interest, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
Commercial mortgage loans, held for sale, measured at fair value in the Company's TRS are initially recorded at transaction price, which are considered to be the best initial estimate of fair value. The Company engages the services of a third party independent valuation firm to determine fair value of certain investments held by the Company. Fair value is determined using a discounted cash flow model that primarily considers changes in interest rates and credit spreads, weighted average life and current performance of the underlying collateral. Commercial mortgage loans held for sale, measured at fair value that are originated in the last month of the reporting period are held and marked to the transaction price. The Company classified the commercial mortgage, loans held for sale, measured at fair value as Level III.
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
June 30, 2025
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no material transfers between levels within the fair value hierarchy during the periods ended June 30, 2025 and December 31, 2024.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of June 30, 2025 and December 31, 2024 (dollars in thousands).

	June 30, 2025
	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$83,361	$—	$83,361	$—
Commercial mortgage loans, held for sale, measured at fair value	17,150	—	—	17,150
Total assets, at fair value	$100,511	$—	$83,361	$17,150

Liabilities, at fair value
Treasury notes	$146	$146	$—	$—
Credit default swaps	204	—	204	—
Total liabilities, at fair value	$350	$146	$204	$—

	December 31, 2024
	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$202,973	$—	$202,973	$—
Commercial mortgage loans, held for sale, measured at fair value	87,270	—	—	87,270
Options	183	183	—	—
Treasury notes	891	891	—	—
Total assets, at fair value	$291,317	$1,074	$202,973	$87,270

Liabilities, at fair value
Credit default swaps	$1,787	$—	$1,787	$—
Total liabilities, at fair value	$1,787	$—	$1,787	$—
Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of June 30, 2025 and December 31, 2024 (dollars in thousands).

	June 30, 2025
Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs(1)	Weighted Average	Range
Commercial mortgage loans, held for sale, measured at fair value	$17,150	Discounted Cash Flow	Yield	8.02%	7.75% - 8.24%

	December 31, 2024
Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs(1)	Weighted Average	Range
Commercial mortgage loans, held for sale, measured at fair value	$87,270	Discounted Cash Flow	Yield	7.02%	6.96% - 7.58%
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets. The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

June 30, 2025
Commercial mortgage loans, held for sale, measured at fair value
Beginning balance, January 1, 2025	$87,270
Transfers into Level III(1)	—
Originations	49,300
Sales/paydowns	(124,723)
Total realized and unrealized gain/(loss) included in earnings:
Realized gain/(loss) on sale of commercial mortgage loans, held for sale	5,303
Unrealized gain/(loss) on commercial mortgage loans, held for sale and other real estate investments	—
Transfers out of Level III(1)	—
Ending Balance, June 30, 2025	$17,150
________________________
(1) There were no transfers in or out of Level III as of June 30, 2025.

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
The Company determined the fair value of its six multifamily properties, one office property and the remaining three retail properties in the Walgreens Portfolio, obtained through foreclosure or deed-in-lieu of foreclosure, based on a combination of the market approach and the income approach.
The significant unobservable input used for the income approach is the exit capitalization rate assumptions, which ranged from 5.00% - 9.50%. The significant unobservable input used for the market approach is the estimated fair value less cost to sell

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

based on a negotiated price from an anticipated buyer.
As of June 30, 2025, the Company's Real estate owned, held for sale assets and liabilities, had a fair value of $219.5 million, net, that represented the remaining three retail properties in the Walgreens Portfolio, six multifamily properties and one office property. As of December 31, 2024, the Company's real estate owned, held for sale assets and liabilities, had a fair value of $221.6 million, net, representing the remaining four retail properties in the Walgreens Portfolio and eight multifamily properties.
Financial Instruments Not Measured at Fair Value
The Company's financial assets and liabilities that are not reported at fair value in the consolidated balance sheets are reported below as of June 30, 2025 and December 31, 2024 (dollars in thousands):

		June 30, 2025			December 31, 2024
		Level	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value
Commercial mortgage loans, held for investment(1)	Asset	III	$4,525,442	$4,503,658	III	$4,986,750	$4,935,380
Collateralized loan obligations(2)	Liability	II	3,043,604	3,064,797	II	3,628,270	3,645,330
Mortgage note payable	Liability	III	23,998	23,998	III	23,998	23,998
Other financings	Liability	III	12,865	12,865	III	12,865	12,865
Unsecured debt	Liability	III	184,934	174,200	III	81,395	69,800
________________________
(1) The carrying value is gross of $43.2 million and $78.1 million of allowance for credit losses as of June 30, 2025 and December 31, 2024, respectively.
(2) Depending upon the significance of the fair value inputs utilized in determining these fair values, our collateralized loan obligations are classified as either Level II or Level III of the fair value hierarchy.
Repurchase agreements - commercial mortgage loans of $573.1 million and $329.8 million as of June 30, 2025 and December 31, 2024, respectively, and repurchase agreements - real estate securities of $128.9 million and $236.6 million as of June 30, 2025 and December 31, 2024, respectively, are not carried at fair value and do not include accrued interest expense, which are presented in Note 7 – Debt. For these instruments, carrying value generally approximates fair value and are classified as Level III.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 13 - Derivative Instruments
The Company uses derivative instruments primarily to manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following derivative instruments were outstanding as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025			December 31, 2024
		Fair Value			Fair Value
Contract type	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Credit default swaps	$9,250	$—	$205	$80,000	$—	$1,787
Options	—	—	—	—	295	112
Treasury note futures	14,700	—	145	68,300	891	—
Total	$23,950	$—	$350	$148,300	$1,186	$1,899
The following tables indicate the net realized and unrealized gains and losses on derivatives, by primary underlying risk exposure, as included in the consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
Contract type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Realized Gain/(Loss)
Credit default swaps	$(30)	$(9)	$47	$(30)
Options	—	—	—	(70)
Treasury note futures	(123)	(55)	(230)	122
Total	$(153)	$(64)	$(183)	$22

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
Contract type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Realized Gain/(Loss)
Credit default swaps	$(92)	$6	$4	$(125)
Options	(83)	(100)	—	$(70)
Treasury note futures	(1,034)	968	(325)	508
Total	$(1,209)	$874	$(321)	$313

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
June 30, 2025
(Unaudited)

Note 14 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting, and a net presentation of the Company's derivative instruments and repurchase agreements as of June 30, 2025 and December 31, 2024 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets(1)	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral(2)	Net Amount
December 31, 2024
Derivative instruments, at fair value	$1,186	$1,186	$—	$—	$—	$—

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral(2)	Net Amount
June 30, 2025
Repurchase agreements - commercial mortgage loans	$573,093	$—	$573,093	$573,093	$—	$—
Repurchase agreements - real estate securities	128,890	—	128,890	128,890	—	—
Derivative instruments, at fair value	350	—	350	—	350	—
December 31, 2024
Repurchase agreements - commercial mortgage loans	$329,811	$—	$329,811	$329,811	$—	$—
Repurchase agreements - real estate securities	236,608	—	236,608	236,608	—	—
Derivative instruments, at fair value	1,899	1,186	713	—	713	—
________________________
(1) As of June 30, 2025, there were no assets which were presented gross within the scope of ASC 210-20, Balance Sheet — Offsetting.
(2) Included in Restricted cash in the Company's consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
The following table represents the Company's operations by segment for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

Three Months Ended June 30, 2025	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$111,171	$107,456	$1,353	$909	$1,453
Revenue from real estate owned	8,336	—	—	—	8,336
Interest expense	(70,213)	(68,140)	(1,493)	(129)	(451)
Administrative services expenses	(3,884)	(2,935)	—	(949)	—
Depreciation and amortization	(1,381)	—	—	—	(1,381)
Operating expenses	(21,979)	(11,145)	(200)	(734)	(9,900)
Other segment items(1)(2)	2,334	(361)	119	150	2,426
Net income/(loss)	24,384	24,875	(221)	(753)	483
Total assets as of June 30, 2025	5,630,218	5,057,267	85,115	54,304	433,532
Three Months Ended June 30, 2024
Interest income	$133,553	$128,007	$4,357	$1,155	$34
Revenue from real estate owned	4,072	—	—	—	4,072
Interest expense	(86,740)	(82,446)	(3,619)	(163)	(512)
Administrative services expenses	(704)	351	—	(1,055)	—
Depreciation and amortization	(1,417)	—	—	—	(1,417)
Operating expenses	(13,513)	(9,231)	(426)	(1,554)	(2,302)
Other segment items(1)(2)	(39,016)	(34,050)	(30)	1,459	(6,395)
Net income/(loss)	(3,765)	2,631	282	(158)	(6,520)
Total assets as of December 31, 2024	6,002,386	5,261,022	205,758	128,430	407,176

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Six Months Ended June 30, 2025	Total	Real Estate Debt and Other Real Estate Investments	Real Estate Securities	TRS	Real Estate Owned
Interest income	$225,079	$215,861	$4,713	$2,451	$2,054
Revenue from real estate owned	15,133	—	—	—	15,133
Interest expense	(140,806)	(135,173)	(4,394)	(342)	(897)
Administrative services expenses	(7,232)	(5,054)	—	(2,178)	—
Depreciation and amortization	(2,761)	—	—	—	(2,761)
Operating expenses	(45,345)	(23,872)	(371)	(2,201)	(18,901)
Other segment items(1)(2)	4,021	(316)	98	4,357	(118)
Net income/(loss)	48,089	51,446	46	2,087	(5,490)
Total assets as of June 30, 2025	5,630,218	5,057,267	85,115	54,304	433,532
Six Months Ended June 30, 2024
Interest income	$264,111	$251,772	$8,958	$3,101	$280
Revenue from real estate owned	8,784	—	—	—	8,784
Interest expense	(168,058)	(160,469)	(6,208)	(357)	(1,024)
Administrative services expenses	(3,564)	(1,134)	—	(2,430)	—
Depreciation and amortization	(2,835)	—	—	—	(2,835)
Operating expenses	(28,063)	(20,868)	(775)	(2,929)	(3,491)
Other segment items(1)(2)	(38,313)	(38,455)	(9)	6,688	(6,537)
Net income/(loss)	32,062	30,846	1,966	4,073	(4,823)
Total assets as of December 31, 2024	6,002,386	5,261,022	205,758	128,430	407,176
_____________
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 16 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q. The following activity took place subsequent to the quarter ended June 30, 2025:
On July 1, 2025, the Company completed the previously announced acquisition of NewPoint Holdings JV LLC for a total consideration of approximately $428.2 million. The consideration was comprised of $337.3 million in cash, inclusive of closing adjustments (which amount remains subject to possible post-closing adjustment), and 8,385,951 Class A Units of FBRT OP LLC, a consolidated subsidiary of Franklin BSP Realty Trust, Inc. After 12 months from the closing date, holders of the Class A Units may elect to have the Class A Units redeemed, in which case the Company will have the option to satisfy the redemption consideration with either cash (based on the trading price of the Company’s common stock) or the delivery of one share of the Company’s common stock for each Class A Unit. Due to the limited amount of time since closing the transaction, the Company has not completed the initial accounting and related disclosures for the business combination per ASC 805-10-50, Business Combinations.

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
•the impact of national health crises;
•our ability to maintain our qualification as a real estate investment trust ("REIT"); and
•other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

Overview
The Company is a Maryland corporation and has made tax elections to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes since 2013. The Company, through one or more subsidiaries which are each treated as a taxable REIT subsidiary ("TRS"), is indirectly subject to U.S. federal, state and local income taxes. We commenced business in May 2013. We primarily originate, acquire and manage a diversified portfolio of commercial real estate debt investments secured by properties located within and outside of the United States. Substantially all of our business is conducted through the OP, a Delaware limited partnership. We are the sole general partner and directly or indirectly held all of the units of limited partner interests in the OP as of June 30, 2025.
Prior to our acquisition of NewPoint on July 1, 2025 (as discussed below), the Company had no employees. As of July 28, 2025, we have 224 employees, all of which are employees of NewPoint. We are managed by the Advisor pursuant to an advisory agreement, as amended on August 18, 2021 (the "Advisory Agreement") with the Advisor. The Advisor manages our affairs on a day-to-day basis. The Advisor receives compensation and fees for services related to the investment and management of our assets and our operations.
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
The Company invests in commercial real estate debt investments, which may include first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. The Company also originates conduit loans which the Company intends to sell through its TRS into CMBS securitization transactions. Historically this business has focused primarily on CMBS, CMBS bonds, CDOs and other securities. In addition, following its acquisition of NewPoint in July 2025, the Company originates and services agency mortgage loans. The Company also owns real estate that was either acquired by the Company through foreclosure or deed-in-lieu of foreclosure, or that was purchased for investment.

Book Value Per Share
The following table calculates our book value per share as of June 30, 2025 and December 31, 2024 (in thousands, except share and per share amounts):

	June 30, 2025	December 31, 2024
Stockholders' equity applicable to common stock	$1,229,978	$1,253,820
Shares:
Common stock	82,214,630	81,788,091
Restricted stock and restricted stock units	1,469,232	1,278,698
Total outstanding shares	83,683,862	83,066,789
Book value per share(1)	$14.70	$15.09
The following table calculates our fully-converted book value per share as of June 30, 2025 and December 31, 2024 (in thousands, except share and per share amounts):

	June 30, 2025	December 31, 2024
Stockholders' equity applicable to convertible common stock	$1,319,726	$1,343,568
Shares:
Common stock	82,214,630	81,788,091
Restricted stock and restricted stock units	1,469,232	1,278,698
Series H convertible preferred stock	5,370,498	5,370,498
Total outstanding shares	89,054,360	88,437,287
Fully-converted book value per share(2)(3)	$14.82	$15.19
________________________
(1) Book value per share includes unvested shares for restricted stock and restricted stock units.
(2) Fully-converted book value per share reflects full conversion of our outstanding series of convertible preferred stock and full vesting of our outstanding equity compensation awards.
(3) Book value per share as of June 30, 2025 and December 31, 2024, excluding the impact for accumulated depreciation and amortization of real property of $16.0 million and $13.8 million, respectively, was $15.00 and $15.35.

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
During the six months ended June 30, 2025, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
NewPoint Acquisition
As discussed in “Note 16 - Subsequent Events”, on July 1, 2025, we completed the acquisition of NewPoint. NewPoint is a commercial real estate finance company focused on originating and servicing agency mortgage loans. NewPoint is a multifamily originator and servicer and is approved by four government sponsored entities (Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association and U.S. Department of Housing and Urban Development). As of the closing date of the acquisition, NewPoint’s mortgage servicing rights ("MSRs") will be held as an asset on our consolidated balance sheet. As of June 30, 2025, and, as of the closing date of the acquisition, NewPoint had a total servicing portfolio of $55.4 billion. We expect that the NewPoint business will be complimentary to our historical business and will offer our traditional bridge loan borrowers the opportunity to refinance our bridge loans with agency mortgage loans.
The NewPoint acquisition will not have any impact on our arrangements with the Advisor, and our officers, all employees of the Advisor, will oversee and manage the officers and employees of NewPoint.
As a result of the NewPoint acquisition, starting in the third quarter of 2025, we expect to treat the associated agency mortgage business, which focuses on originating and servicing agency mortgage loans, as a new business segment. We expect that the agency business will have a number of impacts on our future consolidated financial statements, including the addition of MSRs to our consolidated balance sheet, the addition of servicing income and gains on sales of originated agency mortgages, and the addition of employee expense. These changes may make it difficult to compare our financial results in future periods with our financial results from periods that preceded the acquisition. In addition, gains on sale from originated agency mortgages will largely be driven by origination volumes in the reported period. As a result, the associated gains on sale may vary significantly quarter to quarter, which may make it difficult to compare future quarter to quarter financial results.
With respect to liquidity, we expect the agency business will continue to utilize warehouse agreements as the primary form of financing. The warehouse agreements used for the agency business are expected to have significantly higher advance rates than the repurchase and warehouse agreements we use for our commercial mortgage origination business. We also expect that the MSRs we will hold on our balance sheet will increase our ability to expand our revolving credit facilities.
We issued 8,385,951 Class A Units of FBRT OP LLC, a consolidated subsidiary of the Company, to equity holders of NewPoint in the acquisition. After 12 months from the closing date, holders of the Class A Units may elect to have the Class A Units redeemed, in which case the Company will have the option to satisfy the redemption consideration with either cash (based on the trading price of the Company’s common stock) or the delivery of one share of the Company’s common stock for each Class A Unit. We expect to pay quarterly per unit cash distributions to holders of Class A Units equal to the quarterly per share cash distributions we pay to holders of our common stock.

New Tax Legislation
Effective July 4, 2025, certain changes to U.S. tax law were approved that impact us and our stockholders. Among other changes, this legislation (i) permanently extended the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Internal Revenue Code (the “Code”), (ii) increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries (“TRSs”) from 20% to 25% for taxable years beginning after December 31, 2025, and (iii) increased the base on which the 30% interest deduction limit under Section 163(j) of the Code applies by excluding depreciation, amortization and depletion from the definition of “adjusted taxable income” (i.e. based on EBITDA rather than EBIT) for taxable years beginning after December 31, 2024.

Portfolio
As of June 30, 2025 and December 31, 2024, our portfolio consisted of 145 and 155 commercial mortgage loans, held for investment, respectively. The commercial mortgage loans, held for investment, net of allowance for credit losses, as of June 30, 2025 and December 31, 2024 had a total carrying value of $4,482.2 million and $4,908.7 million, respectively. As of June 30, 2025 and December 31, 2024, our commercial mortgage loans, held for sale, measured at fair value, were comprised of three loans with a total fair value of $17.2 million and $87.3 million, respectively. As of June 30, 2025 and December 31, 2024, we had $83.4 million and $203.0 million, respectively, of real estate securities, available for sale, measured at fair value. As of June 30, 2025 and December 31, 2024, our real estate owned, held for investment portfolio was composed of three properties with carrying values of $111.8 million and $113.2 million, respectively. As of June 30, 2025 and December 31, 2024, we had eight and twelve positions classified as real estate owned, held for sale with combined carrying values of $220.4 million and $222.9 million, respectively. As of June 30, 2025 and December 31, 2024 our equity method investments consisted of two properties and one property with carrying values of $23.4 million and $13.4 million, respectively.
As of June 30, 2025, we had two loans (one secured by an office property and one secured by a multifamily property), designated as non-performing status with a total amortized cost of $56.9 million. As of June 30, 2025, one of the non-performing loans, collateralized by an office property, continues to be placed on cost recovery status with a specific allowance for credit losses of $0.3 million.
As of June 30, 2025 and December 31, 2024 our commercial mortgage loans, held for investment, excluding commercial mortgage loans on non-performing status, had a weighted average coupon of 7.8% and 8.0%, respectively, and a weighted average remaining contractual maturity life of 1.0 years and 1.1 years, respectively.

The following charts summarize our commercial mortgage loans, held for investment, by coupon rate type, collateral type, geographical region and state as of June 30, 2025 and December 31, 2024:

Rate Type - June 30, 2025

11.9%
88.1%
Fixed
Floating

Rate Type - December 31, 2024

6.9%
93.1%
Fixed
Floating

Collateral Type - June 30, 2025

5.7%
0.9%
2.8%
13.7%
2.9%
74.0%
Multifamily
Hospitality
Retail
Office
Industrial
Other

Collateral Type - December 31, 2024
6.8%
0.9%
2.5%
14.6%
3.7%
71.5%
Multifamily
Hospitality
Retail
Office
Industrial
Other

An investments region classification is defined according to the below map based on the location of investments secured property.

Region - June 30, 2025
42.7%
35.0%
7.8%
4.2%
2.2%
0.7%
3.9%
3.5%
Southeast
Southwest
Mideast
Far West
Great Lakes
Rocky Mountain
New England
Various

Region - December 31, 2024
2.3%
2.4%
3.5%
5.8%
3.4%
37.6%
6.1%
38.9%
Southwest
Southeast
Mideast
Far West
Great Lakes
Rocky Mountain
New England
Various

State - June 30, 2025
3.6%
4.9%
3.1%
18.8%
4.7%
5.9%
13.9%
31.5%
13.6%
Texas
North Carolina
Florida
Georgia
New York
Various
South Carolina
Arizona
All Other

State - December 31, 2024

4.6%
3.9%
5.8%
18.5%
3.6%
5.4%
12.3%
12.3%
33.6%
Texas
North Carolina
Florida
Georgia
New York
Various
South Carolina
Arizona
All Other

The following charts show the par value by contractual maturity year for the commercial mortgage loans, held for investment in our portfolio as of June 30, 2025 and December 31, 2024:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of June 30, 2025 (dollars in thousands):

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4)(5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 1	2	Hospitality	Louisiana	21,318	21,318	6/28/2018	12/9/2025	1M SOFR Term + 4.25%	8.57%	68.8%
Senior Debt 2	2	Hospitality	Michigan	12,774	12,774	9/17/2019	10/9/2025	1M SOFR Term + 4.41%	8.73%	56.4%
Senior Debt 3	4	Office	Arizona	13,514	13,514	11/22/2019	9/9/2025	1M SOFR Term + 4.00%	8.32%	70.9%
Senior Debt 4	5	Office	Georgia	22,944	21,833	12/17/2019	1/9/2026	1M SOFR Term + 2.25%	6.57%	64.9%
Senior Debt 5	3	Office	Texas	15,423	15,423	10/6/2020	10/9/2025	Adj. 1M SOFR Term + 4.50%	8.94%	47.9%
Senior Debt 6	2	Office	Massachusetts	59,683	59,663	10/8/2020	10/9/2025	5.15%	5.15%	52.5%
Senior Debt 7	3	Office	Michigan	20,559	20,559	10/14/2020	1/9/2027	7.13%	7.13%	66.0%
Senior Debt 8	2	Multifamily	Texas	33,871	33,871	3/5/2021	3/9/2026	1M SOFR Term + 4.10%	8.42%	78.2%
Senior Debt 9	2	Multifamily	Texas	43,246	43,243	4/1/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	7.39%	71.6%
Senior Debt 10	2	Hospitality	Louisiana	25,700	25,700	4/15/2021	5/9/2026	Adj. 1M SOFR Term + 5.60%	10.04%	61.0%
Senior Debt 11	2	Mixed Use	Washington	32,500	32,500	6/30/2021	1/9/2026	Adj. 1M SOFR Term + 3.70%	8.14%	69.7%
Senior Debt 12	3	Multifamily	Texas	74,056	74,047	3/31/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	7.39%	72.6%
Senior Debt 13	3	Multifamily	Texas	20,100	20,100	4/22/2021	5/9/2026	Adj. 1M SOFR Term + 3.35%	7.79%	67.7%
Senior Debt 14	2	Multifamily	Texas	35,466	35,464	4/1/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	7.39%	71.7%
Senior Debt 15	4	Multifamily	North Carolina	35,116	35,116	7/22/2021	7/9/2027	Adj. 1M SOFR Term + 5.00%	9.44%	—%
Senior Debt 16	3	Multifamily	Texas	34,060	34,060	9/20/2021	4/9/2026	Adj. 1M SOFR Term + 3.64%	8.08%	66.0%
Senior Debt 17	2	Multifamily	South Carolina	66,500	66,500	9/20/2021	10/9/2026	Adj. 1M SOFR Term + 3.25%	7.69%	77.1%
Senior Debt 18	3	Multifamily	Georgia	9,988	9,988	9/22/2021	10/9/2026	Adj. 1M SOFR Term + 3.75%	8.19%	70.0%
Senior Debt 19	2	Multifamily	Texas	26,305	26,305	9/30/2021	10/9/2025	Adj. 1M SOFR Term + 3.20%	7.64%	77.3%
Senior Debt 20	2	Hospitality	Texas	17,122	17,122	9/30/2021	10/9/2026	Adj. 1M SOFR Term + 5.25%	9.69%	61.0%
Senior Debt 21	2	Multifamily	Texas	55,313	55,313	11/23/2021	6/9/2026	Adj. 1M SOFR Term + 3.10%	7.54%	67.2%
Senior Debt 22	3	Multifamily	Arizona	37,355	37,355	11/16/2021	12/9/2026	Adj. 1M SOFR Term + 2.90%	7.34%	72.0%
Senior Debt 23	2	Multifamily	South Carolina	60,600	60,600	11/10/2021	11/9/2026	Adj. 1M SOFR Term + 3.35%	7.79%	78.0%
Senior Debt 24	2	Multifamily	Texas	47,394	47,369	11/9/2021	11/9/2026	Adj. 1M SOFR Term + 2.75%	7.19%	68.1%
Senior Debt 25	2	Multifamily	Texas	55,680	55,680	12/10/2021	1/9/2027	Adj. 1M SOFR Term + 3.00%	7.44%	74.8%
Senior Debt 26	3	Multifamily	Kentucky	13,786	13,786	11/19/2021	6/9/2026	Adj. 1M SOFR Term + 2.75%	7.19%	62.4%
Senior Debt 27	4	Multifamily	Pennsylvania	22,041	22,041	12/16/2021	1/9/2027	1M SOFR Term + 2.96%	7.28%	79.4%
Senior Debt 28	2	Multifamily	Texas	30,868	30,868	12/16/2021	1/9/2027	1M SOFR Term + 3.20%	7.52%	74.2%
Senior Debt 29	2	Multifamily	Florida	77,978	77,849	12/21/2021	1/9/2027	1M SOFR Term + 3.45%	7.77%	78.8%
Senior Debt 30	3	Multifamily	North Carolina	80,247	80,247	12/15/2021	3/9/2027	4.25%	4.25%	76.1%
Senior Debt 31	2	Multifamily	North Carolina	23,250	23,250	12/17/2021	1/9/2027	1M SOFR Term + 3.10%	7.42%	72.7%
Senior Debt 32	3	Multifamily	Georgia	23,855	23,855	1/28/2022	2/9/2027	1M SOFR Term + 2.95%	7.27%	65.6%
Senior Debt 33	2	Multifamily	North Carolina	10,909	10,909	1/14/2022	2/9/2027	1M SOFR Term + 3.30%	7.62%	75.7%
Senior Debt 34	3	Hospitality	North Carolina	10,116	10,116	1/19/2022	2/9/2027	1M SOFR Term + 5.30%	9.62%	68.2%
Senior Debt 35	2	Multifamily	Florida	79,000	79,000	2/10/2022	2/9/2027	1M SOFR Term + 3.20%	7.52%	74.5%
Senior Debt 36	2	Industrial	Arizona	54,761	54,761	3/15/2022	3/9/2027	1M SOFR Term + 3.50%	7.82%	70.1%
Senior Debt 37	2	Multifamily	Texas	37,071	37,071	3/14/2022	3/9/2028	7.00%	7.00%	74.1%
Senior Debt 38	2	Multifamily	Arizona	34,859	34,859	3/2/2022	3/9/2027	1M SOFR Term + 2.95%	7.27%	63.1%
Senior Debt 39	2	Multifamily	North Carolina	85,085	85,085	2/24/2022	3/9/2027	1M SOFR Term + 3.15%	7.47%	69.6%
Senior Debt 40	2	Multifamily	North Carolina	31,300	31,300	3/29/2022	4/9/2027	1M SOFR Term + 3.30%	7.62%	76.9%
Senior Debt 41	2	Multifamily	Texas	57,672	57,672	7/20/2022	4/9/2026	1M SOFR Term + 6.75%	11.07%	—%
Senior Debt 42	2	Hospitality	Georgia	49,861	49,861	3/30/2022	4/9/2027	1M SOFR Term + 4.90%	9.22%	61.1%
Senior Debt 43	3	Multifamily	Nevada	35,950	35,950	6/3/2022	7/9/2025	1M SOFR Term + 7.05%	11.37%	62.4%
Senior Debt 44	4	Multifamily	Virginia	56,543	56,543	4/29/2022	5/9/2026	1M SOFR Term + 3.95%	8.27%	73.2%
Senior Debt 45	4	Multifamily	Texas	31,048	31,048	10/21/2022	11/9/2026	7.00%	7.00%	70.9%
Senior Debt 46	3	Multifamily	North Carolina	57,159	57,159	8/23/2022	7/9/2025	1M SOFR Term + 6.70%	11.02%	46.5%
Senior Debt 47	2	Industrial	Florida	18,724	18,724	9/13/2022	9/9/2027	1M SOFR Term + 4.90%	9.22%	64.6%
Senior Debt 48	3	Multifamily	Texas	28,859	28,859	5/26/2022	6/9/2027	1M SOFR Term + 3.65%	7.97%	71.0%
Senior Debt 49	4	Multifamily	Texas	16,967	16,967	5/26/2022	6/9/2027	1M SOFR Term + 3.65%	7.97%	73.9%
Senior Debt 50	4	Multifamily	North Carolina	44,483	44,483	6/1/2022	6/9/2027	1M SOFR Term + 2.75%	7.07%	75.9%
Senior Debt 51	2	Multifamily	Georgia	65,300	65,300	6/14/2022	6/9/2027	1M SOFR Term + 3.45%	7.77%	71.6%
Senior Debt 52	3	Hospitality	District of Columbia	39,525	39,512	8/2/2022	8/9/2027	1M SOFR Term + 5.00%	9.32%	71.2%
Senior Debt 53	2	Multifamily	Pennsylvania	36,715	36,663	2/17/2023	9/9/2026	1M SOFR Term + 6.31%	10.63%	—%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4)(5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 54	2	Hospitality	Alabama	18,219	18,219	9/20/2022	10/9/2027	1M SOFR Term + 5.75%	10.07%	62.1%
Senior Debt 55	2	Multifamily	North Carolina	50,551	50,551	12/29/2022	1/9/2029	1M SOFR Term + 4.20%	8.52%	70.1%
Senior Debt 56	2	Multifamily	South Carolina	50,800	50,800	12/2/2022	12/9/2027	1M SOFR Term + 3.75%	8.07%	64.6%
Senior Debt 57	2	Hospitality	Various	94,047	93,888	2/9/2023	5/9/2028	1M SOFR Term + 4.00%	8.32%	53.6%
Senior Debt 58	2	Multifamily	Texas	14,750	14,724	6/28/2024	7/9/2029	1M SOFR Term + 2.80%	7.12%	71.5%
Senior Debt 59	3	Multifamily	District of Columbia	21,700	21,699	6/30/2023	7/9/2027	1M SOFR Term + 3.95%	8.27%	29.4%
Senior Debt 60	2	Manufactured Housing	Florida	24,578	24,567	7/28/2023	8/9/2028	1M SOFR Term + 4.25%	8.57%	43.2%
Senior Debt 61	2	Multifamily	New York	19,793	19,854	6/28/2023	7/9/2028	4.75%	4.75%	85.7%
Senior Debt 62	3	Multifamily	Texas	78,996	78,973	8/1/2023	8/9/2028	1M SOFR Term + 3.20%	7.52%	58.7%
Senior Debt 63	2	Hospitality	Florida	26,756	26,692	8/10/2023	8/9/2028	1M SOFR Term + 5.45%	9.77%	72.8%
Senior Debt 64	2	Hospitality	Georgia	12,420	12,373	8/17/2023	9/9/2028	1M SOFR Term + 4.85%	9.17%	53.5%
Senior Debt 65	2	Industrial	South Carolina	20,180	19,994	3/21/2024	10/9/2027	1M SOFR Term + 4.75%	9.50%	—%
Senior Debt 66	2	Multifamily	Texas	38,750	38,713	10/18/2023	11/9/2026	1M SOFR Term + 4.50%	9.00%	62.4%
Senior Debt 67	2	Hospitality	Florida	31,300	31,186	10/17/2023	11/9/2028	1M SOFR Term + 4.25%	8.59%	48.9%
Senior Debt 68	2	Multifamily	Texas	42,750	42,710	10/17/2023	11/9/2026	1M SOFR Term + 3.85%	8.17%	61.4%
Senior Debt 69	2	Multifamily	Texas	19,429	19,354	10/12/2023	10/9/2028	1M SOFR Term + 3.20%	7.52%	55.1%
Senior Debt 70	2	Multifamily	Texas	22,500	22,500	12/6/2023	12/9/2026	1M SOFR Term + 3.75%	8.50%	63.6%
Senior Debt 71	2	Multifamily	Texas	35,880	35,880	2/14/2024	2/9/2026	9.00%	9.00%	84.4%
Senior Debt 72	3	Hospitality	Colorado	31,690	31,597	2/5/2024	2/9/2029	1M SOFR Term + 4.50%	8.82%	41.6%
Senior Debt 73	2	Hospitality	Nevada	25,750	25,707	12/15/2023	1/9/2028	1M SOFR Term + 3.95%	8.27%	42.4%
Senior Debt 74	2	Industrial	California	28,792	28,549	3/19/2024	10/6/2026	11.99%	11.99%	8.6%
Senior Debt 75	2	Multifamily	Florida	12,036	11,694	2/12/2024	8/9/2028	1M SOFR Term + 5.50%	9.82%	—%
Senior Debt 76	2	Multifamily	Florida	50,750	50,667	2/9/2024	8/9/2026	1M SOFR Term + 3.75%	8.07%	56.7%
Senior Debt 77	3	Multifamily	Texas	79,515	79,333	2/16/2024	3/9/2029	1M SOFR Term + 3.65%	7.97%	53.3%
Senior Debt 78	2	Multifamily	Florida	67,000	66,879	2/29/2024	3/9/2029	1M SOFR Term + 3.25%	7.57%	58.7%
Senior Debt 79	2	Industrial	North Carolina	75,000	74,888	3/7/2024	3/9/2029	1M SOFR Term + 2.70%	7.02%	58.6%
Senior Debt 80	2	Multifamily	Texas	22,858	22,741	3/7/2024	3/9/2029	1M SOFR Term + 3.75%	8.07%	57.2%
Senior Debt 81	2	Multifamily	Texas	40,000	39,911	4/24/2024	5/9/2028	1M SOFR Term + 2.95%	7.27%	70.4%
Senior Debt 82	2	Multifamily	Ohio	44,531	44,380	4/29/2024	5/9/2029	1M SOFR Term + 2.90%	7.22%	72.2%
Senior Debt 83	2	Multifamily	Texas	18,747	18,650	4/30/2024	5/9/2029	1M SOFR Term + 3.75%	8.07%	55.8%
Senior Debt 84	2	Multifamily	California	40,000	39,903	5/24/2024	6/9/2028	1M SOFR Term + 2.77%	7.09%	60.9%
Senior Debt 85	2	Multifamily	Connecticut	116,500	116,188	5/10/2024	5/9/2029	1M SOFR Term + 2.50%	6.82%	50.7%
Senior Debt 86	3	Hospitality	Florida	49,950	49,783	5/9/2024	6/9/2029	1M SOFR Term + 4.50%	8.82%	62.8%
Senior Debt 87	2	Hospitality	Various	27,105	27,147	6/6/2024	6/9/2029	1M SOFR Term + 4.43%	8.75%	44.6%
Senior Debt 88	2	Multifamily	Florida	8,993	8,951	6/3/2024	6/9/2029	1M SOFR Term + 2.95%	7.27%	56.0%
Senior Debt 89	2	Multifamily	Texas	23,548	23,445	6/7/2024	6/9/2029	1M SOFR Term + 2.85%	7.17%	64.5%
Senior Debt 90	2	Multifamily	Texas	22,520	22,433	5/30/2024	6/9/2029	1M SOFR Term + 3.25%	7.57%	68.8%
Senior Debt 91	2	Multifamily	Indiana	17,781	17,734	6/28/2024	7/9/2028	1M SOFR Term + 3.05%	7.37%	68.2%
Senior Debt 92	2	Retail	Wisconsin	1,986	1,990	6/20/2024	7/9/2026	5.50%	5.50%	73.0%
Senior Debt 93	2	Multifamily	Texas	7,500	7,499	6/25/2024	7/9/2027	1M SOFR Term + 3.80%	8.12%	80.0%
Senior Debt 94	2	Hospitality	Oregon	9,903	9,868	6/28/2024	7/9/2028	1M SOFR Term + 3.95%	8.27%	53.1%
Senior Debt 95	2	Multifamily	New Jersey	3,493	3,151	7/1/2024	7/9/2029	1M SOFR Term + 5.50%	9.82%	10.3%
Senior Debt 96	3	Retail	Various	40,294	40,316	7/1/2024	8/9/2025	6.00%	6.00%	67.3%
Senior Debt 97	2	Multifamily	North Carolina	25,220	25,095	6/28/2024	7/9/2029	1M SOFR Term + 3.75%	8.07%	69.3%
Senior Debt 98	2	Industrial	California	13,240	13,187	7/11/2024	7/9/2029	1M SOFR Term + 4.25%	8.57%	61.9%
Senior Debt 99	2	Hospitality	Texas	17,000	17,047	7/25/2024	8/9/2027	8.50%	8.50%	90.0%
Senior Debt 100	2	Multifamily	North Carolina	16,640	16,575	9/16/2024	10/9/2027	1M SOFR Term + 2.75%	7.07%	78.1%
Senior Debt 101	2	Multifamily	Tennessee	21,420	21,351	9/18/2024	10/9/2029	1M SOFR Term + 3.10%	7.42%	59.4%
Senior Debt 102	2	Multifamily	Florida	5,945	5,837	7/30/2024	8/9/2027	1M SOFR Term + 8.30%	12.62%	31.3%
Senior Debt 103	2	Multifamily	Florida	38,719	38,637	9/6/2024	9/9/2028	1M SOFR Term + 2.75%	7.07%	71.0%
Senior Debt 104	2	Multifamily	Florida	71,872	71,717	9/6/2024	9/9/2028	1M SOFR Term + 2.75%	7.07%	72.7%
Senior Debt 105	2	Multifamily	Florida	23,762	23,705	9/6/2024	9/9/2028	1M SOFR Term + 2.75%	7.07%	71.3%
Senior Debt 106	2	Multifamily	New York	13,231	13,218	8/7/2024	8/9/2029	1M SOFR Term + 5.25%	9.57%	53.6%
Senior Debt 107	3	Hospitality	Texas	14,130	14,089	8/9/2024	8/9/2028	1M SOFR Term + 4.00%	9.00%	63.7%
Senior Debt 108	2	Industrial	Texas	27,446	27,293	10/9/2024	10/9/2029	1M SOFR Term + 3.75%	8.07%	71.7%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4)(5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 109	2	Multifamily	New York	21,795	21,715	11/22/2024	12/9/2027	1M SOFR Term + 3.75%	8.50%	29.2%
Senior Debt 110	2	Multifamily	Texas	18,523	18,448	11/12/2024	11/9/2029	1M SOFR Term + 2.95%	7.27%	66.9%
Senior Debt 111	2	Hospitality	Florida	14,342	14,230	11/6/2024	11/9/2029	1M SOFR Term + 4.75%	9.07%	75.8%
Senior Debt 112	2	Multifamily	New York	34,590	34,457	11/19/2024	12/9/2029	1M SOFR Term + 2.95%	7.27%	80.8%
Senior Debt 113	2	Multifamily	Florida	29,808	29,698	12/5/2024	12/9/2027	1M SOFR Term + 3.50%	7.82%	67.7%
Senior Debt 114	2	Multifamily	Georgia	53,973	53,787	11/1/2024	11/9/2029	1M SOFR Term + 2.95%	7.27%	71.1%
Senior Debt 115	2	Multifamily	Georgia	30,584	30,408	11/8/2024	11/9/2029	1M SOFR Term + 2.75%	7.07%	63.5%
Senior Debt 116	2	Multifamily	North Carolina	18,100	18,036	11/25/2024	12/9/2028	5.50%	5.50%	70.6%
Senior Debt 117	2	Mixed Use	New York	58,685	58,553	12/4/2024	12/9/2025	1M SOFR Term + 5.35%	9.67%	53.3%
Senior Debt 118	2	Industrial	Tennessee	13,441	13,385	12/6/2024	12/9/2027	1M SOFR Term + 3.50%	7.82%	59.7%
Senior Debt 119	2	Multifamily	South Carolina	24,359	24,257	12/9/2024	12/9/2028	1M SOFR Term + 3.25%	7.57%	76.3%
Senior Debt 120	2	Multifamily	North Carolina	31,162	29,730	12/20/2024	1/9/2028	4.25%	4.25%	87.3%
Senior Debt 121	2	Hospitality	Texas	14,409	14,354	12/27/2024	1/9/2028	1M SOFR Term + 3.25%	7.57%	40.3%
Senior Debt 122	2	Multifamily	North Carolina	17,263	17,162	12/30/2024	1/9/2030	1M SOFR Term + 3.25%	7.57%	69.5%
Senior Debt 123	2	Multifamily	Tennessee	19,355	19,276	2/13/2025	2/9/2029	1M SOFR Term + 2.90%	7.22%	69.6%
Senior Debt 124	2	Multifamily	Texas	22,180	22,092	1/16/2025	2/9/2029	1M SOFR Term + 3.25%	7.57%	57.7%
Senior Debt 125	2	Multifamily	Texas	15,089	15,029	1/16/2025	2/9/2028	1M SOFR Term + 4.00%	8.32%	75.0%
Senior Debt 126(8)	2	Multifamily	Florida	—	—	1/15/2025	2/9/2030	1M SOFR Term + 4.00%	—%	—%
Senior Debt 127	2	Multifamily	Texas	60,000	59,760	1/24/2025	2/9/2029	1M SOFR Term + 2.50%	6.82%	86.7%
Senior Debt 128	2	Hospitality	New York	49,620	49,486	1/10/2025	1/9/2029	1M SOFR Term + 3.41%	7.73%	48.4%
Senior Debt 129	2	Multifamily	Oklahoma	20,379	20,479	6/27/2025	7/9/2029	1M SOFR Term + 3.75%	8.07%	69.1%
Senior Debt 130	2	Multifamily	Texas	56,500	54,311	2/12/2025	2/9/2029	4.75%	4.75%	88.6%
Senior Debt 131	2	Multifamily	Texas	32,000	31,190	3/31/2025	4/9/2028	5.25%	5.25%	76.7%
Senior Debt 132	2	Multifamily	Texas	2,098	1,737	3/26/2025	10/9/2029	1M SOFR Term + 6.00%	10.32%	—%
Senior Debt 133	2	Multifamily	North Carolina	6,279	6,236	5/30/2025	6/9/2030	1M SOFR Term + 3.25%	7.57%	69.1%
Senior Debt 134	2	Industrial	Virginia	6,123	6,080	6/4/2025	6/9/2030	1M SOFR Term + 3.25%	7.57%	36.0%
Senior Debt 135	2	Multifamily	Texas	19,250	19,344	6/20/2025	1/9/2028	6.65%	6.65%	75.5%
Mezzanine Loan 1	3	Multifamily	District of Columbia	11,700	11,699	6/30/2023	7/9/2027	1M SOFR Term + 3.95%	8.27%	45.2%
Mezzanine Loan 2	2	Multifamily	California	4,000	3,990	5/24/2024	6/9/2028	1M SOFR Term + 3.67%	7.99%	60.9%
Mezzanine Loan 3	2	Multifamily	New Jersey	2,451	2,283	7/1/2024	7/9/2029	1M SOFR Term + 11.90%	16.22%	10.3%
Mezzanine Loan 4	2	Industrial	California	2,180	2,172	7/11/2024	7/9/2029	15.00%	15.00%	72.1%
Mezzanine Loan 5	2	Multifamily	New York	1,558	1,557	8/7/2024	8/9/2029	1M SOFR Term + 12.75%	17.07%	59.6%
Mezzanine Loan 6	2	Multifamily	New York	2,083	2,075	11/19/2024	12/9/2029	1M SOFR Term + 8.23%	12.55%	85.6%
Mezzanine Loan 7	2	Mixed Use	New York	7,527	7,509	12/4/2024	12/9/2025	16.00%	16.00%	60.2%
Mezzanine Loan 8	2	Hospitality	Texas	1,417	1,411	12/27/2024	1/9/2028	1M SOFR Term + 10.51%	14.83%	44.3%
Mezzanine Loan 9	2	Hospitality	New York	6,202	6,185	1/10/2025	1/9/2029	1M SOFR Term + 11.00%	15.32%	4.3%
Mezzanine Loan 10	2	Multifamily	Texas	404	334	3/26/2025	10/9/2029	1M SOFR Term + 15.25%	19.57%	—%
Total/Weighted Average				$4,538,214	$4,525,442				7.85%	63.3%
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
(8) Commitment on the loan was unfunded as of June 30, 2025.
The following table shows selected data from our commercial mortgage loans, held for sale, measured at fair value as of June 30, 2025 (dollars in thousands):

Loan Type	Property Type	State	Par Value	Interest Rate	Effective Yield	Loan to Value(1)
TRS Senior Debt 1	Hospitality	Texas	$6,750	8.24%	8.24%	58.7%
TRS Senior Debt 2	Multifamily	Ohio	5,300	8.00%	8.00%	61.6%
TRS Senior Debt 2	Hospitality	New York	5,100	7.75%	7.75%	44.4%
Total/Weighted Average			$17,150	8.02%	8.02%	55.3%
________________________
(1) LTV represents the ratio of the loan amount to the appraised value of the property at the time of origination.
The following table shows selected data from our real estate owned, held for investment assets in our portfolio as of June 30, 2025 (dollars in thousands):

Type	Acquisition Date	Primary Location	Property Type	Real Estate Owned, Net	Intangible Lease Asset, Net	Total
Real Estate Owned 1	September 2021	Jeffersonville, GA	Industrial	$81,992	$38,394	$120,386
Real Estate Owned 2	August 2023	Portland, OR	Office	18,449	—	18,449
Real Estate Owned 3	October 2023	Lubbock, TX	Multifamily	11,398	—	11,398
Total				$111,839	$38,394	$150,233
The following table shows selected data from our real estate owned, held for sale assets in our portfolio as of June 30, 2025 (dollars in thousands):

Type	Acquisition Date	Primary Location(s)	Property Type	Assets, Net	Liabilities, Net
Real Estate Owned, held for sale 1	Various	Various	Retail	$12,105	$880
Real Estate Owned, held for sale 2	February 2025	Denver, CO	Office	17,258	1,756
Real Estate Owned, held for sale 3	Various	Various	Multifamily	195,351	5,761
Total				$224,714	$8,397
The following table shows selected data from our equity method investments, in our portfolio as of June 30, 2025 (dollars in thousands):

Type	Investment Date	Primary Location(s)	Property Type	Investment Amount
Equity Method Investment 1	December 2024	West New York, NJ	Mixed Use	$13,576
Equity Method Investment 2	May 2025	Commerce, CA	Industrial	9,800
Total				$23,376

The following table shows selected data from our real estate securities, measured at fair value as of June 30, 2025 (dollars in thousands):

Type	Interest Rate	Maturity	Par Value	Fair Value	Effective Yield
CMBS 1	1 month SOFR + 1.74%	6/15/2030	$5,190	$5,196	6.06%
CMBS 2	1 month SOFR + 2.94%	6/15/2030	17,490	17,506	7.26%
CMBS 3	1 month SOFR + 2.94%	1/15/2030	22,309	22,260	7.26%
CMBS 4	1 month SOFR + 3.95%	6/15/2030	24,000	24,022	8.27%
CMBS 5	1 month SOFR + 3.00%	6/15/2030	14,370	14,377	7.32%
Total/Weighted Average			$83,359	$83,361	7.49%

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
In addition, following the NewPoint acquisition, which closed on July 1, 2025, the Company will also have an agency business which focuses on originating and servicing agency mortgage loans.
Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and conduit programs.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	Six Months Ended
	June 30, 2025			June 30, 2024
	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)
Interest-earning assets:
Real estate debt	$4,773,287	$216,025	9.1%	$5,193,054	$251,772	9.7%
Real estate conduit	32,304	2,287	14.2%	45,855	3,101	13.5%
Real estate securities	124,734	4,713	7.6%	221,512	8,958	8.1%
Total	$4,930,325	$223,025	9.0%	$5,460,421	$263,831	9.7%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$458,690	$18,010	7.9%	$441,128	$20,109	9.1%
Other financing and loan participation - commercial mortgage loans	12,865	388	6.0%	19,844	574	5.8%
Repurchase agreements - real estate securities	164,654	4,394	5.3%	198,922	6,208	6.2%
Collateralized loan obligations	3,289,788	113,454	6.9%	3,543,510	137,383	7.8%
Unsecured debt	108,533	4,560	8.4%	81,320	3,784	9.3%
Total	$4,034,530	$140,806	7.0%	$4,284,724	$168,058	7.8%
Net interest income/spread		$82,219	2.0%		$95,773	1.9%
Average leverage %(6)	81.8%			78.5%
Weighted average levered yield(7)			18.4%			16.6%
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the six months ended June 30, 2025 and 2024, respectively.
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
Interest Income
Interest income for the six months ended June 30, 2025 and 2024 totaled $225.1 million and $264.1 million, respectively, a decrease of $39.0 million. The decrease was primarily due to an approximate 100 basis point decrease in daily average SOFR and SOFR equivalent rates coupled with a decrease of $419.8 million in the average carrying balance of our real estate debt. As of June 30, 2025, our portfolio consisted of (i) 145 commercial mortgage loans, held for investment, (ii) three commercial mortgage loans, held for sale, measured at fair value and (iii) five real estate securities, available for sale, measured at fair value. As of June 30, 2024, our portfolio consisted of (i) 153 commercial mortgage loans, held for investment, (ii) four commercial mortgage loans, held for sale, measured at fair value and (iii) nine real estate securities, available for sale, measured at fair value.
Interest Expense
Interest expense for the six months ended June 30, 2025 and 2024 was $140.8 million and $168.1 million, respectively, a decrease of $27.3 million. The decrease was primarily due to an approximate 100 basis point decrease in daily average SOFR and SOFR equivalent rates coupled with a decrease of $253.7 million in the average carrying value of our collateralized loan obligations.
Revenue from Real Estate Owned
For the six months ended June 30, 2025 and 2024, revenue from real estate owned was $15.1 million and $8.8 million, respectively. The $6.3 million increase was primarily the result of rental income from obtaining possession of additional multifamily and office properties brought on as real estate owned for the six months ended June 30, 2025.
Provision/(Benefit) for Credit losses
Benefit for credit losses was $3.4 million during the six months ended June 30, 2025 compared to a provision of $35.1 million during the six months ended June 30, 2024.
For the six months ended June 30, 2025, general benefit for credit losses was $4.2 million compared to a provision of $2.1 million during the six months ended June 30, 2024. General benefit for the six months ended June 30, 2025 is primarily due to a decrease in the size of the overall portfolio. General provision for the six months ended June 30, 2024 was attributable to a more pessimistic view of the macroeconomic scenario utilized for the CECL model compared to preceding periods.
For the six months ended June 30, 2025, the increase in specific reserve of $0.8 million was related to a non-performing loan secured by a multifamily property in Texas which we foreclosed on during the second quarter, partially offset by a partial paydown on a non-performing loan secured by an office property in Georgia. For the six months ended June 30, 2024, the increase in specific reserve of $33.0 million was related to multiple loans, including non-performing multifamily loans and office loans.
Realized Gain/(Loss) on Real Estate Securities, Available for Sale
Realized gain on real estate securities, available for sale for the six months ended June 30, 2025 was $0.1 million related to eight sales of our CRE CLO bonds. This is compared to a gain of $0.1 million for the six months ended June 30, 2024 related to four sales of our CRE CLO bonds.
Realized Gain/(Loss) on Sale of Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Realized gain on commercial mortgage loans, held for sale, measured at fair value for the six months ended June 30, 2025 of $5.3 million was related to the sale of $114.4 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $119.7 million. Realized gain on commercial mortgage loans, held for sale, measured at fair value for the six months ended June 30, 2024 of $6.9 million was related to the sale of $139.6 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $146.5 million.

Unrealized Gain/(Loss) on Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
The Company did not recognize an unrealized gain or loss on commercial mortgage loans, held for sale, measured at fair value for the six months ended June 30, 2025. Unrealized gain on commercial mortgage loans, held for sale, measured at fair value for the six months ended June 30, 2024 of $0.6 million was primarily related to the reversal of unrealized loss on sales of commercial real estate loans into the CMBS securitization market.
Gain/(Loss) on Other Real Estate Investments
Gain on other real estate investments for the six months ended June 30, 2025 was $0.5 million primarily due to the sales and settled litigation regarding the Walgreens Portfolio, partially offset by losses related to the onboarding of real estate owned, held for sale, multifamily and office properties, as well as fair value write downs on two of our multifamily properties. This is compared to a loss of $6.2 million for the six months ended June 30, 2024 primarily due to sales and write offs related to the Walgreens Portfolio coupled with the onboarding of real estate owned, held for sale, multifamily properties.
Net Result from Derivative Transactions
Net result from derivative transactions for the six months ended June 30, 2025 of a $0.3 million loss was composed primarily of a $1.2 million unrealized loss on marks to market on credit default swaps, treasury note futures, and options, partially offset by a realized gain of $0.9 million due to the termination and settlement of treasury note futures. Net result from derivative transactions for the six months ended June 30, 2024 was composed of a realized gain of $0.3 million primarily related to the termination and settlement of credit default swaps and treasury note futures offset by an unrealized loss of $0.3 million.
Income/(loss) from equity method investments
Income from equity method investments for the six months ended June 30, 2025 was $0.2 million related to the Company's allocated percentage of quarterly income for a mixed use property located in New Jersey. The Company did not have any equity method investments or income during the six months ended June 30, 2024.
(Provision)/Benefit for Income Tax
Provision for income tax for the six months ended June 30, 2025 was $0.5 million compared to a provision of $0.7 million for the six months ended June 30, 2024. The difference is related to changes in taxable income/loss in our TRS segment.
Net (Income)/Loss Attributable to Non-controlling Interest
Net income attributable to non-controlling interest in our consolidated joint ventures for the six months ended June 30, 2025 was $0.8 million compared to a net loss of $1.7 million for the six months ended June 30, 2024.
Expenses from Operations
Expenses from operations for the six months ended June 30, 2025 and 2024 consisted of the following (dollars in thousands):

	Six Months Ended
	June 30, 2025	June 30, 2024
Asset management and subordinated performance fee	$12,092	$14,117
Acquisition expenses	474	433
Administrative services expenses	7,232	3,564
Professional fees	11,274	7,948
Share-based compensation	4,562	3,886
Depreciation and amortization	2,761	2,835
Other expenses	21,505	5,565
Total expenses from operations	$59,900	$38,348

For the six months ended June 30, 2025, we incurred asset management and subordinated performance fees and administrative services expenses of $12.1 million and $7.2 million, respectively, which are payable to our Advisor under our asset management agreement. For the six months ended June 30, 2025 compared to June 30, 2024, asset management and subordinated performance fees decreased due to decreases in applicable equity between periods, while administrative services expenses increased due to the time spent on the NewPoint acquisition. Refer to Note 11 - Related Party Transactions and Arrangements for a summary of the Company's Advisory Agreement with the Advisor and a description of how our fees are calculated.
The increase in operating expense for the six months ended June 30, 2025 was primarily related to (i) an increase in professional fees related to the NewPoint acquisition and (ii) an increase in other expenses related to property operating expenses and third party management fees incurred in order to operate various real estate owned investments in our portfolio.
Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended March 31, 2025
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities and conduit programs.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended June 30, 2025 and March 31, 2025 (dollars in thousands):

	Three Months Ended
	June 30, 2025			March 31, 2025
	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)
Interest-earning assets:
Real estate debt	$4,698,752	$107,539	9.2%	$4,848,649	$108,487	8.9%
Real estate conduit	9,687	826	34.1%	55,173	1,460	10.6%
Real estate securities	65,285	1,353	8.3%	184,843	3,360	7.3%
Total	$4,773,724	$109,718	9.2%	$5,088,665	$113,307	8.9%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$547,374	$10,480	7.7%	$369,021	$7,530	8.2%
Other financing and loan participation - commercial mortgage loans	12,865	195	6.1%	12,865	193	6.0%
Repurchase agreements - real estate securities	107,191	1,493	5.6%	222,757	2,901	5.2%
Collateralized loan obligations	3,170,357	55,151	7.0%	3,410,547	58,303	6.8%
Unsecured debt	135,606	2,894	8.5%	81,407	1,666	8.2%
Total	$3,973,393	$70,213	7.1%	$4,096,597	$70,593	6.9%
Net interest income/spread		$39,505	2.1%		$42,714	2.0%
Average leverage %(6)	83.2%			80.5%
Weighted average levered yield(7)			19.7%			17.2%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the three months ended June 30, 2025 and March 31, 2025, respectively.
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

Interest Income
Interest income for the three months ended June 30, 2025 and March 31, 2025 totaled $111.2 million and $113.9 million, respectively, a decrease of $2.7 million. This decrease was primarily due to a decrease of $149.9 million in the average carrying balance of our real estate debt. SOFR rates remained consistent quarter over quarter. As of June 30, 2025, our portfolio consisted of (i) 145 commercial mortgage loans, held for investment, (ii) three commercial mortgage loans, held for sale, measured at fair value and (iii) five real estate securities, available for sale, measured at fair value. As of March 31, 2025, our portfolio consisted of (i) 152 commercial mortgage loans, held for investment, (ii) one commercial mortgage loan, held for sale, measured at fair value and (iii) ten real estate securities, available for sale, measured at fair value.
Interest Expense
Interest expense for the three months ended June 30, 2025 and March 31, 2025 totaled $70.2 million and $70.6 million, respectively, a decrease of $0.4 million. The decrease was primarily due to a decrease of $240.2 million in the average carrying balance of our collateralized loan obligations. SOFR rates remained consistent quarter over quarter.
Revenue from Real Estate Owned
For the three months ended June 30, 2025 and March 31, 2025, revenue from real estate owned was $8.3 million and $6.8 million, respectively. The $1.5 million increase was primarily the result of rental income from obtaining possession of an additional multifamily property brought on as real estate owned during the quarter, coupled with an increase of rental income from an office property we obtained possession of towards the end of the prior quarter.
(Provision)/Benefit for Credit losses
Benefit for credit losses was $1.5 million and $1.9 million, respectively, during the three months ended June 30, 2025 and March 31, 2025.
For the three months ended June 30, 2025 and March 31, 2025, general benefit for credit losses was $2.6 million and $1.6 million, respectively. General benefit for both periods decreased primarily due to the portfolio turnover of older vintage loans with newly originated loans, coupled by a decrease in the overall size of our portfolio.
For the three months ended June 30, 2025, specific provision for credit losses was $1.1 million compared to a specific benefit for credit losses of $0.3 million for the three months ended March 31, 2025. For the three months ended June 30, 2025, the increase in specific reserve was primarily related to a non-performing loan secured by a multifamily property in Texas which we foreclosed on during the second quarter. For the three months ended March 31, 2025, the decrease in specific reserve was related to a partial paydown on a non-performing loan secured by an office property in Georgia.
Realized Gain/(Loss) on Real Estate Securities, Available for Sale
Realized gain on real estate securities, available for sale for the three months ended June 30, 2025 of $0.1 million related to eight sales of our CRE CLO bonds. The Company did not realize a gain or loss on real estate securities, available for sale for the three months ended March 31, 2025.
Realized Gain/(Loss) on Sale of Commercial Mortgage Loans, Held for Sale, Measured at Fair Value
Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended June 30, 2025 of $0.3 million was related to the sale of $8.0 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $8.3 million. Realized gain on commercial mortgage loans, held for sale, measured at fair value for the three months ended March 31, 2025 of $5.0 million was related to the sale of $106.5 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $111.5 million.
Gain/(Loss) on Other Real Estate Investments
Gain on other real estate investments for the three months ended June 30, 2025 was $2.7 million primarily due to the sales and settled litigation regarding the Walgreens Portfolio, partially offset by losses related to the onboarding of one real estate owned, held for sale, multifamily property, as well as fair value write downs on two multifamily properties. Loss on other real estate investments for the three months ended March 31, 2025 was $2.2 million primarily due to the onboarding of real estate owned, held for sale, multifamily and office properties coupled with losses on the sale of three, held for sale, multifamily properties and one, held for sale, retail property from our Walgreens Portfolio.

Net Result from Derivative Transactions
Net result from derivative transactions for the three months ended June 30, 2025 of a $0.2 million loss was composed primarily of a $0.1 million unrealized loss on mark to market on credit default swaps and treasury note futures, coupled with a realized loss of $0.1 million due to the termination and settlement of credit default swaps and treasury note futures. This is compared to a net loss on our derivative portfolio of $0.2 million composed primarily of a $1.1 million unrealized loss on mark to market on credit default swaps, treasury note futures, and options, partially offset by a realized gain of $0.9 million due to the termination and settlement of treasury note futures for the three months ended March 31, 2025.
Income/(loss) from equity method investments
Income from equity method investments for the three months ended June 30, 2025 was $0.2 million related to the Company's allocated percentage of quarterly income for a mixed use property located in New Jersey. The Company did not recognize income from equity method investments during the three months ended March 31, 2025.
(Provision)/Benefit for Income Tax
Benefit for income tax for the three months ended June 30, 2025 was $0.1 million compared to provision of $0.7 million for the three months ended March 31, 2025. The difference is related to changes in taxable income/loss in our TRS segment.
Net (Income)/Loss Attributable to Non-controlling Interest
Net income attributable to non-controlling interest in our consolidated joint ventures for the three months ended June 30, 2025 was $1.2 million compared to a net loss of $0.4 million for the three months ended March 31, 2025.
Expenses from operations
Expenses from operations for the three months ended June 30, 2025 and March 31, 2025 consisted of the following (dollars in thousands):

	Three Months Ended
	June 30, 2025	March 31, 2025
Asset management and subordinated performance fee	$5,537	$6,555
Acquisition expenses	175	299
Administrative services expenses	3,884	3,348
Professional fees	4,698	6,576
Share-based compensation	2,316	2,246
Depreciation and amortization	1,381	1,380
Other expenses	11,569	9,936
Total expenses from operations	$29,560	$30,340
For the three months ended June 30, 2025 we incurred asset management and subordinated performance fees and administrative services expenses of $5.5 million and $3.9 million, respectively, which are payable to our Advisor under our asset management agreement. For the three months ended June 30, 2025 compared to March 31, 2025, asset management and incentive fees decreased due to a decrease in applicable equity between periods, while administrative services expenses increased due to the time spent on the NewPoint acquisition. Refer to Note 11 - Related Party Transactions and Arrangements for a summary of the Company's Advisory Agreement with the Advisor and a description of how our fees are calculated.
Changes in operating expense was primarily related to (i) a decrease in professional fees quarter over quarter due to expenses incurred in the first quarter related to the NewPoint acquisition offset by (ii) an increase in other expenses related to property operating expenses and third party management fees incurred in order to operate various real estate owned investments in our portfolio for the three months ended June 30, 2025.

Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024
The Company has determined to present the results of operations for the most recent quarter compared to the immediately preceding sequential quarter, along with the current year-to-date results compared to prior year-to-date results, for purposes of providing an analysis of material changes in our results of operations. The Company no longer presents the results of operations for the most recent quarter compared to the prior year quarter as the Company does not believe it provides investors incrementally useful information.

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
Refer to "NewPoint Acquisition" above for a discussion of the anticipated impacts of the NewPoint acquisition on our financial results and liquidity.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity and total leverage ratios:

	June 30, 2025	December 31, 2024
Net debt-to-equity ratio(1)	2.2x	2.6x
Total leverage ratio(2)	2.5x	2.7x
________________________
(1) Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, repurchase agreements - commercial mortgage loans, repurchase agreements - real estate securities, asset-specific financing arrangements, and unsecured debt, less cash and cash equivalents, to (ii) total equity and total redeemable convertible preferred stock, at period end. Recourse net debt-to-equity ratio was 0.3x as of both June 30, 2025 and December 31, 2024.
(2) Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, repurchase agreements - commercial mortgage loans, repurchase agreements - real estate securities, asset-specific financing arrangements, and unsecured debt, to (ii) total equity and total redeemable convertible preferred stock, at period end. Recourse leverage ratio was 0.6x and 0.4x as of June 30, 2025 and December 31, 2024, respectively.
Sources of Liquidity
Our primary sources of liquidity include unrestricted cash, capacity in our collateralized loan obligations available for reinvestment, and financings available and in progress on financing lines.
Our current sources of near-term liquidity as of June 30, 2025 and December 31, 2024 are set forth in the following table (dollars in millions):

	June 30, 2025	December 31, 2024
Unrestricted cash	$414	$184
CLO reinvestment available(1)	79	12
NewPoint acquisition(2)	(337)	—
Financings available & in progress(3)	345	339
Total	$501	$535
________________________
(1) See discussion below for further information on the Company's collateralized loan obligations.
(2) On July 1, 2025 the Company closed on the acquisition of NewPoint Holdings JV LLC.
(3) Represents cash available we can invest at a market advance rate utilizing our available capacity on financing lines.
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
Collateralized Loan Obligations
As of June 30, 2025, the Company had $79.4 million of reinvestment capital available across all outstanding collateralized loan obligations. The following table shows the par value outstanding for each CLO and the respective reinvestment end dates (dollars in millions):

CLO Name	Debt Amount	Reinvestment End Date
2021-FL6 Issuer	$214.3	Ended
2021-FL7 Issuer	$373.7	Ended
2022-FL8 Issuer	$504.4	Ended
2022-FL9 Issuer	$378.8	Ended
2023-FL10 Issuer	$710.2	Ended
2024-FL11 Issuer	$886.2	10/08/27
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

The following tables summarize our Repo and Revolving Credit Facilities and our master repurchase agreements ("MRAs") for the six months ended June 30, 2025, 2024, and 2023, respectively (dollars in thousands):

	As of June 30, 2025
	Amount Outstanding		Average Outstanding Balance
	Q1	Q2	Q1	Q2
Repurchase agreements and revolving credit facilities - commercial mortgage loans	$429,314	$573,093	$426,898	$588,457
Repurchase agreements, real estate securities	206,164	128,890	249,374	253,388
Total	$635,478	$701,983	$676,272	$841,845

	As of June 30, 2024
	Amount Outstanding		Average Outstanding Balance
	Q1	Q2	Q1	Q2
Repurchase agreements and revolving credit facilities - commercial mortgage loans	$412,556	$762,437	$382,313	$671,561
Repurchase agreements - real estate securities	194,769	243,646	217,012	249,442
Total	$607,325	$1,006,083	$599,325	$921,003

	As of June 30, 2023
	Amount Outstanding		Average Outstanding Balance
	Q1	Q2	Q1	Q2
Repurchase agreements and revolving credit facilities - commercial mortgage loans	$604,421	$695,039	$725,300	$796,659
Repurchase agreements - real estate securities	107,934	176,993	217,389	209,025
Repurchase agreements - real estate securities, held as trading	121,000	113,000	149,387	117,159
Total	$833,355	$985,032	$1,092,076	$1,122,843
The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the six months ended June 30, 2025, the maximum average outstanding balance was $716.9 million, of which $578.3 million was related to repurchase agreements on our commercial mortgage loans and $138.6 million for repurchase agreements on our real estate securities.
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
In June 2025, the Company's board of directors declared the following: (i) a second quarter 2025 dividend of $0.355 per share on the Company's common stock (equivalent to $1.42 per annum), (ii) a second quarter 2025 dividend of $106.22 per share on the Company’s Series H Preferred Stock, and (iii) a second quarter 2025 dividend of $0.46875 per share on the Company’s Series E Preferred Stock, all of which were paid in July 2025 to holders of record as of June 30, 2025.
Under the DRIP, the Company may elect to supply shares for reinvestment via newly issued shares of common stock or via shares of common stock purchased by the DRIP administrator on the open market. During the six months ended June 30, 2025 and 2024, no shares were newly issued, and 80,497 and 85,185 shares of common stock were purchased, respectively, by the administrator under the dividend reinvestment component of the DRIP.
During the six months ended June 30, 2025 and 2024, the Company paid an aggregate of $59.2 million and $58.9 million, respectively, of common stock distributions.
Refer to "NewPoint Acquisition" above with respect to the expected distributions associated with the Class A units issued in the acquisition.

Cash Flows
The following table sets forth changes in cash, cash equivalents and restricted cash for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities	$128,057	$14,884
Cash Flows From Investing Activities	525,814	(529,245)
Cash Flows From Financing Activities	(427,955)	276,410
Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$225,916	$(237,951)
Cash Flows from Operating Activities
During the six months ended June 30, 2025, cash inflow of $128.1 million from operating activities were primarily driven by (i) net income of $48.1 million, (ii) net inflow of $75.4 million related to originations, sales or repayment of commercial mortgage loans, held for sale, measured at fair value and (iii) certain non-cash income.
During the six months ended June 30, 2024, cash inflow of $14.9 million from operating activities were primarily driven by (i) net income of $32.1 million, partially offset by net cash outflow of $54.7 million related to originations, sales and repayment of commercial mortgage loans, held for sale, measured at fair value and (iii) certain non-cash income.
Cash Flows from Investing Activities
During the six months ended June 30, 2025, cash inflow of $525.8 million from investing activities were primarily driven by (i) proceeds from principal repayments of $596.5 million received on commercial mortgage loans, held for investment, (ii) proceeds received from the sale or paydown of real estate securities of $181.3 million and (iii) proceeds from the sale of real estate owned, held for sale assets of $44.9 million. Inflows were partially offset by (i) the origination and purchase of $223.1 million of commercial mortgage loans, held for investment and (ii) purchase of real estate securities, available for sale for $61.3 million.
During the six months ended June 30, 2024, our cash outflow of $529.2 million from investing activities were primarily driven by (i) the origination and purchase of $1.1 billion of commercial mortgage loans, held for investment and (ii) the purchase of real estate securities, available for sale for $28.3 million. Outflows were partially offset by (i) proceeds from principal repayments of $492.4 million received on commercial mortgage loans, held for investment, (ii) proceeds received from the sale of real estate securities of $56.9 million and (iii) proceeds from the sale of real estate owned, held for sale assets of $49.2 million.
Cash Flows from Financing Activities
During the six months ended June 30, 2025, cash outflow of $428.0 million from financing activities were primarily driven by (i) repayments from borrowings on collateralized loan obligations of $589.5 million, (ii) net repayments on repurchase agreements and revolving credit facilities for commercial mortgage loans of $243.3 million, (iii) net repayments on repurchase agreements for real estate securities of $107.7 million and (iv) $72.7 million of distributions paid to shareholders. Outflows were partially offset by borrowings from new issuance of unsecured debt of $107.0 million.
During the six months ended June 30, 2024, cash inflow of $276.4 million from financing activities were primarily driven by (i) net borrowings on repurchase agreements and revolving credit facilities for commercial mortgage loans of $462.7 million and (ii) net borrowings on repurchase agreements for real estate securities of $69.6 million. Inflows were partially offset by (i) net repayments from borrowings on collateralized loan obligations of $151.6 million, (ii) repayments on other financings of $23.7 million and (iii) $72.4 million of distributions paid to shareholders.

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

Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of June 30, 2025 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments(1)	$90,640	$255,756	$—	$—	$346,396
Repurchase agreements - commercial mortgage loans	215,620	357,473		—	573,093
Repurchase agreements - real estate securities	128,890	—	—	—	128,890
CLOs(2)	—	—	—	3,067,640	3,067,640
Mortgage Note Payable	23,998	—	—	—	23,998
Unsecured debt	—	25,000	82,000	82,500	189,500
Other financings	—	—	12,865	—	12,865
Total	$459,148	$638,229	$94,865	$3,150,140	$4,342,382
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $532.3 million of CLO notes, held by the Company, which are eliminated within the Collateralized loan obligations line of the consolidated balance sheet as of June 30, 2025. This reflects the contractual CLO maturity dates.

The table does not include the cash consideration the Company paid when the NewPoint acquisition was consummated on July 1, 2025. Refer to Note 10 - Commitments and Contingencies in the accompanying financial statements for more information.
In addition to its cash requirements, the Company pays a quarterly dividend and has an existing share repurchase authorization. As of June 30, 2025, the Company’s quarterly cash dividend was $0.355 per share of common stock (which was paid on an as-converted basis on the Company’s shares of Series H Preferred Stock), and $0.46875 per share on the Company’s shares of Series E Preferred Stock. The payment of future dividends is subject to declaration by the board of directors. The Company’s board of directors also has authorized a $65 million share repurchase program, of which $31.1 million remained available as of June 30, 2025. The authorization does not obligate the Company to acquire any specific number of shares.
Refer to the "NewPoint Acquisition" above with respect to the expected distributions associated with the Class A units issued in the acquisition.
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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Distributable Earnings to Common for the three and six months ended June 30, 2025 and 2024 (amounts in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
GAAP Net Income (Loss)	$24,384	$(3,765)	$48,089	$32,062
Adjustments:
Unrealized (gain)/loss on financial instruments(1)	(2,531)	6,274	757	5,949
Subordinated performance fee(2)	(791)	(2,158)	(540)	(2,712)
Non-cash compensation expense	2,316	2,087	4,562	3,886
Depreciation and amortization	1,381	1,417	2,761	2,835
Transaction-related and non-recurring items(3)	1,847	—	4,821	—
(Reversal of)/provision for credit losses	(1,487)	32,178	(3,385)	35,059
Distributable Earnings before realized loss	$25,119	$36,033	$57,065	$77,079
Realized gain/(loss) adjustment on loans and REO(4)	3,886	(3,680)	(34,294)	(3,680)
Distributable Earnings	$29,005	$32,353	$22,771	$73,399
7.5% series E cumulative redeemable preferred stock dividend	(4,842)	(4,842)	(9,684)	(9,684)
Non-controlling interests in joint ventures net (income) / loss	(1,183)	1,590	(830)	1,683
Non-controlling interests in joint ventures adjusted net (income) / loss DE adjustments	1,094	(1,676)	744	(1,952)
Distributable Earnings to Common	$24,074	$27,425	$13,001	$63,446
Average common stock & common stock equivalents(5)	1,324,424	1,370,731	1,331,629	1,380,321
GAAP net income/(loss) ROE	5.5%	(2.0)%	5.6%	3.5%
Distributable earnings ROE	7.3%	8.0%	2.0%	9.2%
GAAP net income/(loss) per share, diluted	$0.19	$(0.11)	$0.40	$0.24
GAAP net income/(loss) per share, fully converted(6)	$0.21	$(0.08)	$0.42	$0.27
Distributable earnings per share, fully converted(6)	$0.27	$0.31	$0.15	$0.72
Distributable earnings per share before realized gain/(loss), fully converted(6)	$0.23	$0.35	$0.53	$0.76
________________________
(1) Represents unrealized gains and losses on (i) commercial mortgage loans, held for sale, measured at fair value, (ii) other real estate investments, measured at fair value and (iii) derivatives.
(2) Represents accrued and unpaid subordinated performance fee. In addition, reversal of subordinated performance fee represents cash payment obligations in the quarter.
(3) Represents transaction-related and non-recurring costs associated with the acquisition of NewPoint Holdings JV LLC.
(4) Represents amounts deemed nonrecoverable upon a realization event, which is generally at the time a loan is repaid, or in the case of a foreclosure or other property, when the underlying asset is sold. Amounts may also be deemed non-recoverable if, in our determination, it is nearly certain the carrying amounts will not be collected or realized upon sale. Amount may be different than the GAAP basis. As of June 30, 2025, the Company had $5.0 million of GAAP loss adjustments that will run through distributable earnings if and when cash losses are realized.
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
As a result of the NewPoint acquisition on July 1, 2025, and the operation of our agency business, we will be subject to additional credit risk as a result of our obligations under the risk sharing requirements applicable to some agency mortgage loans.
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
As of June 30, 2025 and December 31, 2024, our portfolio included 131 and 149 variable rate investments, respectively, based on LIBOR and SOFR (or “indexing rates”) for various terms. As of June 2023, the Company has fully transitioned all loans formerly on LIBOR indexing rates to SOFR indexing rates. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 basis points or decrease by 50 or 100 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity. The changes in the portfolio for each basis points increase/decrease is a change from the base scenario.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	June 30, 2025	December 31, 2024
(-) 100 Basis Points	0.93%	(1.09)%
(-) 50 Basis Points	(0.56)%	(1.47)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	1.42%	2.38%

As a result of the NewPoint acquisition on July 1, 2025, we operate an agency business that focuses on the origination and servicing of agency mortgages. The fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets will be the discount rates which are influenced by interest rates and conditional prepayment rates ("CPR").
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
Please refer to “Litigation and Regulatory Proceedings” in "Note 10 - Commitments and Contingencies" to the consolidated financial statements included in this report. The Company believes that those proceedings, individually or in the aggregate, will not have a material impact on the Company’s financial condition, operating results or cash flows.
Loan Fraud Lawsuits
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

Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2024. We are also subject to the following risks.
As a result of the NewPoint acquisition, we will be subject to additional risks, including the following:

•an adverse change in our relationships with government sponsored entities (GSE’s) associated with agency mortgages (Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association and U.S. Department of Housing and Urban Development) could adversely affect our ability to originate and service agency mortgage loans;
•we are subject to risk sharing requirements on some agency mortgage loans and associated loan losses could materially and adversely affect us;
•we are subject to liquidity requirements by the GSE’s and our failure to satisfy these requirements could materially and adversely affect our ability to operate our agency business;
•our agency business could be adversely impacted by GSE changes in prices they are willing to pay for mortgage loans, changes in loan servicing fees or changes in other GSE arrangements with us;
•terminations of servicing engagements or breaches of servicing agreements could have a material adverse effect on us;
•changes in the conservatorship of Fannie Mae and Freddie Mac or in any laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government, could materially and adversely affect our agency business; and
•our agency business will generally be operated through one or more of our taxable REIT subsidiaries and therefore will be subject to the limitations generally imposed on taxable REIT subsidiaries and will be subject to corporate income tax.

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
The Company did not repurchase shares of common stock through its share repurchase program during the three months ended June 30, 2025.
Unregistered Sales of Equity Securities

On July 1, 2025, the Company, issued 8,385,951 Class A Units of FBRT OP LLC, a wholly owned subsidiary, to NewPoint's Equity holders in connection with the closing of the NewPoint acquisition. The offer and sale of such Class A Units was made in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933. Pursuant to the terms of the operating agreement, after 12 months from issuance, holders of the Class A Units may elect to have the Class A Units redeemed, in which case the Company will have the option to satisfy the redemption consideration with either cash (based on the trading price of the Company’s common stock) or the delivery of one share of the Company’s common stock for each Class A Unit.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
4.1	Second Amended and Restated Limited Liability Company Agreement of FBRT OP LLC, dated as of July 1, 2025.
10.1	Purchase and Sale Agreement, dated as of March 9, 2025, by and among New Point Holdings JV LLC, each of the members of NewPoint Holdings JV LLC, FBRT OP LLC, FBRT Sub REIT TRS LLC, Franklin BSP Realty Trust, Inc., and certain other parties named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2025).
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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Benefit Street Partners Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin BSP Realty Trust, Inc.
July 30, 2025	By	/s/ Richard J. Byrne
Name: Richard J. Byrne
Title: Chief Executive Officer
(Principal Executive Officer)

July 30, 2025	By	/s/ Jerome S. Baglien
Name: Jerome S. Baglien
Title: Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)