Form 10-Q
period 2025-09-30
Franklin BSP Realty Trust, Inc.
filed 2025-11-05
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2025
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of November 3, 2025 was 81,606,608.

FRANKLIN BSP REALTY TRUST, INC.

i

PART I. Item 1. Consolidated Financial Statements and Notes (unaudited)
FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$116,652	$184,443
Restricted cash	27,211	12,421
Investment securities, held to maturity(1)	18,948	—
Commercial mortgage loans, held for investment, net of allowance for credit losses of $43,981 and $78,083 as of September 30, 2025 and December 31, 2024, respectively(2)	4,368,800	4,908,667
Commercial mortgage loans, held for sale, measured at fair value(3)	619,031	87,270
Commercial mortgage loans, held for sale	40,909	—
Real estate securities, available for sale, measured at fair value, amortized cost of $82,578 and $202,894 as of September 30, 2025 and December 31, 2024, respectively(4)	82,640	202,973
Mortgage servicing rights, net	208,564	—
Accrued interest receivable	41,183	42,225
Receivable for loan repayment(5)	25,736	157,582
Prepaid expenses and other assets	46,738	17,526
Real estate owned, net of depreciation	99,853	113,160
Real estate owned, held for sale	212,429	222,890
Equity method investments	69,071	13,395
Intangible assets, net of amortization	117,981	39,834
Goodwill	90,848	—
Derivative instruments, measured at fair value	18,779	—
Loans eligible for repurchase	13,102	—
Total assets	$6,218,475	$6,002,386
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$2,813,699	$3,628,270
Repurchase agreements and revolving credit facilities - commercial mortgage loans	1,176,808	329,811
Repurchase agreements - real estate securities	131,657	236,608
Other financings	12,865	12,865
Unsecured debt	185,262	81,395
Mortgage note payable	23,998	23,998
Allowance for loss sharing	22,555	—
Accrued compensation	48,092	—
Liability for loans eligible for repurchase	13,102	—
Interest payable	20,086	12,844
Distributions payable	39,425	36,237
Accounts payable and accrued expenses	20,836	4,081
Due to affiliates	12,728	14,106
Derivative instruments, measured at fair value	7,554	713
Other liabilities	34,039	11,653
Total liabilities	$4,562,706	$4,392,581
Commitments and Contingencies
Redeemable convertible preferred stock:
Redeemable convertible preferred stock Series H, $0.01 par value, 20,000 authorized and 17,950 issued and outstanding as of September 30, 2025 and December 31, 2024	$89,748	$89,748
Total redeemable convertible preferred stock	$89,748	$89,748
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 7.5% Cumulative Redeemable Preferred Stock, Series E, 10,329,039 shares issued and outstanding as of September 30, 2025 and December 31, 2024	$258,742	$258,742
Common stock, $0.01 par value, 900,000,000 shares authorized, 82,925,055 and 83,066,789 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	822	818
Additional paid-in capital	1,605,399	1,600,997
Accumulated other comprehensive income/(loss)	62	79
Accumulated deficit	(392,841)	(348,074)
Total stockholders' equity	$1,472,184	$1,512,562
Non-controlling interest	93,837	7,495
Total equity	$1,566,021	$1,520,057
Total liabilities, redeemable convertible preferred stock and equity	$6,218,475	$6,002,386

PART I. Item 1. Consolidated Financial Statements and Notes (unaudited)
FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)
_________________________________________________________
(1) Includes pledged assets of $18.6 million as of September 30, 2025.
(2) Includes pledged assets of $588.2 million and $268.7 million as of September 30, 2025 and December 31, 2024, respectively.
(3) There were no pledged assets of September 30, 2025 and $61.1 million pledged assets as of December 31, 2024, respectively.
(4) Includes pledged assets of $82.2 million and $180.7 million as of September 30, 2025 and December 31, 2024, respectively.
(5) Includes $25.6 million and $157.0 million of cash held by servicer related to the CLOs as of September 30, 2025 and December 31, 2024, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income
Interest income	$106,167	$134,142	$331,246	$398,253
Less: Interest expense	76,492	89,884	217,298	257,942
Net interest income	29,675	44,258	113,948	140,311
Gain/(loss) on sales, including fee-based services, net	29,423	5,613	34,726	13,125
Mortgage servicing rights	19,745	—	19,745	—
Servicing revenue, net	3,606	—	3,606	—
Gain/(loss) on derivatives	(122)	(1,251)	(456)	(1,260)
Revenue from real estate owned	7,222	5,412	22,355	14,196
Total income	$89,549	$54,032	$193,924	$166,372
Expenses
Compensation and benefits	$34,434	$—	$34,434	$—
Asset management and subordinated performance fee	6,082	4,906	18,174	19,023
Acquisition expenses	265	255	739	688
Administrative services expenses	3,455	3,801	10,687	7,365
Professional fees	9,334	3,588	20,609	11,536
Other expenses	14,052	5,709	35,557	11,274
Depreciation and amortization	3,432	1,387	6,193	4,221
Share-based compensation	2,237	2,134	6,799	6,020
Total expenses	$73,291	$21,780	$133,192	$60,127
Other income/(loss)
(Provision)/benefit for credit losses	$569	$268	$3,954	$(34,790)
Realized gain/(loss) on real estate securities, available for sale	—	55	113	143
Gain/(loss) on other real estate investments	(2,116)	(2,193)	(1,664)	(8,436)
Income/(loss) from equity method investments	6	—	187	—
Total other income/(loss)	$(1,541)	$(1,870)	$2,590	$(43,083)
Income/(loss) before taxes	14,717	30,382	63,322	63,162
(Provision)/benefit for income tax	2,899	(209)	2,383	(927)
Net income/(loss)	$17,616	$30,173	$65,705	$62,235
Net (income)/loss attributable to non-controlling interest	(302)	1,441	(1,132)	3,124
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$17,314	$31,614	$64,573	$65,359
Less: Preferred stock dividends	6,749	6,749	20,245	20,245
Net income/(loss) applicable to common stock	$10,565	$24,865	$44,328	$45,114

Basic earnings per share	$0.12	$0.30	$0.52	$0.53
Diluted earnings per share	$0.12	$0.30	$0.51	$0.53
Basic weighted average shares outstanding	82,214,630	81,788,091	82,150,496	81,865,672
Diluted weighted average shares outstanding	90,600,581	81,788,091	84,976,530	81,865,672

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income/(loss)	$17,616	$30,173	$65,705	$62,235

Amounts related to available for sale real estate securities:
Change in net unrealized gain/(loss)	$358	$(204)	$(60)	$768
Reclassification adjustment for amounts included in net income/(loss)	—	29	43	335
	$358	$(175)	$(17)	$1,103
Comprehensive (income)/loss attributed to non-controlling interest	(302)	1,441	(1,132)	3,124
Comprehensive income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$17,672	$31,439	$64,556	$66,462

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

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Preferred E	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2024	83,066,789	$818	$1,600,997	$79	$(348,074)	$258,742	$1,512,562	$7,495	$1,520,057
Share-based compensation	—	4	2,242	—	—	—	2,246	—	2,246
Shares canceled for tax withholding on vested equity rewards	(196,020)	—	(2,393)	—	—	—	(2,393)	—	(2,393)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	24,058	—	24,058	—	24,058
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	(353)	(353)
Distributions declared	—	—	—	—	(36,440)	—	(36,440)	—	(36,440)
Other comprehensive income/(loss)	—	—	—	(397)	—	—	(397)	—	(397)
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	(1,467)	(1,467)
Balance, March 31, 2025	82,870,769	$822	$1,600,846	$(318)	$(360,456)	$258,742	$1,499,636	$5,675	$1,505,311
Share-based compensation	57,775	—	2,316	—	—	—	2,316	—	2,316
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	23,201	—	23,201	—	23,201
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	1,183	1,183
Distributions declared	—	—	—	—	(36,455)	—	(36,455)	—	(36,455)
Other comprehensive income/(loss)	—	—	—	22	—	—	22	—	22
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	60	60
Balance, June 30, 2025	82,928,544	$822	$1,603,162	$(296)	$(373,710)	$258,742	$1,488,720	$6,918	$1,495,638
Share-based compensation	(3,489)	—	2,237	—	—	—	2,237	—	2,237
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	17,314	—	17,314	—	17,314
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	302	302
Distributions declared	—	—	—	—	(36,445)	—	(36,445)	—	(36,445)
Other comprehensive income/(loss)	—	—	—	358	—	—	358	—	358
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	86,617	86,617
Balance, September 30, 2025	82,925,055	$822	$1,605,399	$62	$(392,841)	$258,742	$1,472,184	$93,837	$1,566,021

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income/(loss)	$65,705	$62,235
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Premium amortization and (discount accretion), net	$(7,477)	$(6,980)
Accretion of deferred commitment fees	(7,658)	(4,941)
Amortization of deferred financing costs	10,240	9,789
Share-based compensation	6,799	6,020
Realized (gain)/loss on sale of available for sale securities, measured at fair value	(113)	(143)
Realized (gain)/loss on sale of commercial mortgage loans, held for sale, measured at fair value	(8,710)	(13,125)
(Income)/loss from equity method investments	(187)	—
(Gain)/loss from derivative instruments, net	456	(1)
(Gain)/loss from other real estate investments	1,664	8,436
Depreciation and amortization	6,193	4,221
Straight line rental income	748	(3,168)
Provision/(benefit) for credit losses	(3,954)	34,790
Origination of commercial mortgage loans, held for sale, measured at fair value	(1,968,451)	(271,175)
Proceeds from sale or repayment of commercial mortgage loans, held for sale, measured at fair value	1,867,411	284,300
Origination and purchase of commercial mortgage loans, held for sale	(7,000)	—
Distributions from equity method investments	1,091	—
MSR impairment and amortization	13,883	—
Mortgage banking activities	(18,184)	—
Changes in assets and liabilities:
Accrued interest receivable	12,633	9,815
Prepaid expenses and other assets	(1,329)	(4,444)
Accounts payable and accrued expenses	3,062	2,306
Due to affiliates	(1,378)	(3,686)
Interest payable	6,088	(3,005)
Accrued compensation	13,442	—
Other liabilities	(5,043)	1,078
Net cash (used in)/provided by operating activities	$(20,069)	$112,322
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(406,148)	$(1,424,445)
Principal repayments received on commercial mortgage loans, held for investment	982,887	834,729
Purchase of equity method investments	(9,800)	—
Distributions from equity method investments	834	—
Proceeds from sale of real estate owned, held for sale	50,390	110,146
Purchase of real estate owned and capital expenditures	(1,250)	(45)
Purchase of real estate securities, available for sale	(61,298)	(57,137)
Proceeds from sale or paydown of real estate securities	182,336	90,310
Proceeds from sale of commercial mortgage loans, held for investment	35,184	25,999
Purchase of NewPoint Holdings JV LLC	(297,308)	—

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Payment of software development costs	(180)	—
Purchases of investment securities, held to maturity	(5,500)	—
Sales of investment securities, held to maturity	4,400	—
Proceeds from sale/(purchase) of derivative instruments	(844)	5
Net cash (used in)/provided by investing activities	$473,703	$(420,438)
Cash flows from financing activities:
Payments for common stock repurchases	$—	$(4,867)
Shares cancelled for tax withholding on vested equity rewards	(2,393)	(1,508)
Borrowings on collateralized loan obligations	—	914,125
Repayments of collateralized loan obligations	(821,831)	(383,133)
Borrowings on repurchase agreements and revolving credit facilities - commercial mortgage loans	2,470,932	699,691
Repayments of repurchase agreements and revolving credit facilities - commercial mortgage loans	(2,037,732)	(815,637)
Net borrowings (paydowns) on repurchase agreements - real estate securities, less than 90 days maturity	(104,951)	67,211
Repayments on other financings	—	(23,669)
Borrowings on unsecured debt	107,000	—
Payments of deferred financing costs	(5,814)	(9,061)
Contributions from non-controlling interest	128	—
Distributions to non-controlling interest	(2,841)	(16,185)
Distributions paid	(109,133)	(108,665)
Net cash (used in)/provided by financing activities:	$(506,635)	$318,302
Net change in cash, cash equivalents and restricted cash	(53,001)	10,186
Cash, cash equivalents and restricted cash, beginning of period	196,864	343,687
Cash, cash equivalents and restricted cash, end of period	$143,863	$353,873

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	184,443	337,595
Restricted cash, beginning of period	12,421	6,092
Cash, cash equivalents and restricted cash, beginning of period	$196,864	$343,687

Cash and cash equivalents, end of period	116,652	346,153
Restricted cash, end of period	27,211	7,720
Cash, cash equivalents and restricted cash, end of period	$143,863	$353,873

Supplemental disclosures of cash flow information:
Cash payments for income taxes	$781	$469
Cash payments for interest	201,968	248,234

Supplemental disclosures of non - cash flow information:
Distribution payable	$39,425	$36,240
Loans transferred from commercial mortgage loans, held for investment to real estate owned, held for sale	169,817	307,562
Property transferred from real estate owned, held for investment to real estate owned, held for sale	11,495	—
Loans transferred from commercial mortgage loans, held for investment to commercial mortgage loans, held for sale	33,909	—
Seller-based financing on sales of real estate owned, held for sale	140,129	—
Modification accounted for as repayment and new loan	60,000	42,235

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 1 - Organization and Business Operations
Franklin BSP Realty Trust, Inc., (the "Company") is a Maryland corporation that operates as a real estate finance company. The Company has elected to be taxed as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes since 2013. The Company’s operations are organized into two business units: (i) Commercial Real Estate Financing, and (ii) Agency Business.
Commercial Real Estate Financing
The Commercial Real Estate Financing unit primarily focuses on originating, acquiring and asset managing commercial real estate debt investments, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. Secondarily, this unit also invests in and asset manages real estate securities, with a historical focus on commercial mortgage-backed securities ("CMBS"), commercial real estate collateralized loan obligation bonds and single asset single borrower bonds (collectively "CMBS bonds"), collateralized debt obligations ("CDOs") and other securities. Through this unit the Company also originates conduit loans which the Company intends to sell through its taxable REIT subsidiary ("TRS") into CMBS securitization transactions, and owns real estate that was either acquired by the Company through foreclosure, deed-in-lieu of foreclosure or that was purchased for investment.
Agency Business
On July 1, 2025, through a wholly owned subsidiary, we acquired NewPoint Holdings JV LLC, which now comprises our Agency Business unit. Through this unit, we originate, sell and service a range of multifamily finance products under programs offered by government-sponsored enterprises (“GSEs”), such as the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) and by government agencies (“Agencies”), such as the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender, a Freddie Mac Program Plus Seller/Servicer, a Multifamily Accelerated Processing (“MAP”) and Section 232 LEAN lender for HUD and a Ginnie Mae issuer. Additionally, the Company services external portfolios of commercial real estate financing products.
Structure
The Company believes that it has qualified as a REIT and intends to continue to meet the requirements for qualification and taxation as a REIT. As of September 30, 2025, substantially all of the Company's business is conducted through FBRT OP LLC (the “OP”), a Delaware limited liability company. As of September 30, 2025, the Company is the managing member of the OP and directly or indirectly holds 91% of the common units of membership interest in the OP. In addition, the Company, through subsidiaries which are treated as taxable REIT subsidiaries (“TRS”), is indirectly subject to U.S. federal, state and local income taxes.
The Company is externally-managed by Benefit Street Partners L.L.C. (the "Advisor") pursuant to an advisory agreement, as amended on August 18, 2021 (the "Advisory Agreement"). Established in 2008, the Advisor's credit platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies including high yield, levered loans, private/opportunistic debt, liquid credit, structured credit and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass the platform. The Advisor manages the Company's affairs on a day-to-day basis. The Advisor receives compensation fees and reimbursements for services related to the investment and management of the Company's assets and the operations of the Company. The Advisor is a wholly-owned subsidiary of Franklin Resources, Inc., which together with its various subsidiaries operates as "Franklin Templeton.”

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
For the nine months ended September 30, 2024, $118.7 million of Borrowings on repurchase agreements - real estate securities and $51.5 million of Repayments of repurchase agreements - real estate securities were combined to be presented as a net result in Net borrowings (paydowns) on repurchase agreements - real estate securities, less than 90 days maturity in the consolidated statements of cash flows.
For the nine months ended September 30, 2025, $0.9 million of Intangible lease liability, held for sale was reclassified to Other Liabilities on the consolidated balance sheets. For the year ended December 31, 2024, $1.3 million of Intangible lease liability, held for sale was reclassified to Other Liabilities on the consolidated balance sheets.
For the nine months ended September 30, 2025, $9.0 million of Accrued Expenses and Accounts Payable was reclassified to Other Liabilities on the consolidated balance sheets. For the year ended December 31, 2024, $10.4 million of Accrued Expenses and Accounts Payable was reclassified to Other Liabilities on the consolidated balance sheets.
For the three months ended September 30, 2025 and 2024, $0.3 million and $6.2 million, respectively, was reclassified from Realized gain/(loss) on sale of commercial mortgage loans, held for sale, measured at fair value to Gain/(loss) on sales, including fee-based services, net on the consolidated statements of operations.
For the nine months ended September 30, 2025 and 2024, $5.3 million and $13.1 million, respectively, was reclassified from Realized gain/(loss) on sale of commercial mortgage loans, held for sale, measured at fair value to Gain/(loss) on sales, including fee-based services, net on the consolidated statements of operations.
For the three months ended September 30, 2025 and 2024, Unrealized gain/(loss) on derivatives and Realized gain/(loss) on derivatives were combined and reclassified to Gain/(loss) on derivatives, resulting in net $(0.2) million and $(1.3) million, respectively, being reclassified on the consolidated statements of operations.
For the nine months ended September 30, 2025 and 2024, Unrealized gain/(loss) on derivatives and Realized gain/(loss) on derivatives were combined and reclassified to Gain/(loss) on derivatives, resulting in net $(0.3) million and $(1.3) million, respectively, being reclassified on the consolidated statements of operations.
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
September 30, 2025
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
Restricted Cash
Restricted cash primarily consists of cash pledged as margin on repurchase agreements and derivative transactions, the duration of which generally matches the duration of the related repurchase agreements or derivative transactions, and cash reserves that are a requirement of Fannie Mae Delegated Underwriting and Servicing (DUS) program.
Investment Securities, held to maturity
Investment securities, held to maturity, consist of U.S. Treasury securities. These investment securities are pledged as collateral to satisfy reserve requirements of the Fannie Mae DUS program. The Company classifies these debt securities as held-to-maturity (“HTM”). HTM debt securities are those debt securities in which the Company has the ability and intent to hold the security until maturity. HTM debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts, less allowance for credit losses. The Company includes accrued interest as part of the HTM debt security amortized cost basis.
Commercial Mortgage Loans
Held for Sale, Measured at Fair Value - The fair value option provides an option to irrevocably elect fair value as an alternative measurement for selected financial assets, financial liabilities, and written loan commitments. The Company has elected to measure commercial mortgage loans held for sale in the Company's Agency and Conduit loans under the fair value option. These commercial mortgage loans are included in Commercial mortgage loans, held for sale, measured at fair value in the consolidated balance sheets. Interest income received on these loans is recorded on the accrual basis of accounting and is included in Interest income in the consolidated statements of operations. Costs to originate these investments are expensed when incurred.
For loans issued to GSE's and Agencies (“Agency Loans”), the Company also retains the rights to service the loans ("MSRs"), and receives fees for such servicing during the life of the loans, which generally last seven years or more. Gains or

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

losses on sales of mortgage loans are recognized based on the difference between the selling price and the adjusted value of the related mortgage loans sold.
Sales of Agency Loans are considered transfers of financial assets, which are accounted for as sales when control over the assets have been transferred. The criteria for control to be transferred are (1) the assets have been isolated, put presumptively beyond the reach of the Company, even in bankruptcy, (2) the transferee has the right to pledge or exchange the transferred financial assets, and (3) the Company does not maintain effective control over the transferred financial assets. The Company has determined that all loans sold have met these specific conditions.
Mortgage Servicing Rights, net
The Company originates, sells, and services multifamily, healthcare, and senior-living related loans under programs offered by government and government-sponsored enterprises. These loans are generally held for short periods and minimal interest income is earned from these activities. Instead, the Company receives origination fees when it closes the loans and sale premiums when it sells the loans. Upon sale, the Company typically retains the MSRs and earns servicing fees over the life of the loans, which often extend seven years or longer.
When the Company commits to originate a loan with a borrower and sell it to an investor, income for the related MSR is recognized as a derivative asset. The asset is recognized at fair value based on the discounted expected net cash flows associated with the servicing of the loan. Once funded, the holding period for mortgage loans originated by the Company is approximately 30 days. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the adjusted value of the related mortgage loans sold. Once sold, the Company retains the servicing rights and the value allocated to the associated MSR is reclassed and capitalized as an individual originated MSR ("OMSR") asset on the consolidated balance sheets. The Company utilizes the amortization method to account for MSRs, under which the MSRs are amortized over the period of net servicing income or loss. Amortization of MSRs is recorded as a reduction of Servicing revenues, net in the consolidated statements of operations.
MSRs are initially recorded at fair value and subsequently carried at amortized cost. The following assumptions were used in estimating the fair value of the capitalized MSRs:
•Discount Rate: We used discount rates ranging from 8% to 14%, representing a weighted average discount rate of 10%, based on management's best estimate of the market to determine the present value of MSRs.
•Servicing Cost: The difference between estimated future cash flows and future cost to service a loan by a market participant for the estimated life of the MSR.
•Estimated Life: Estimated MSR life is based on stated yield-maintenance or prepayment-protection terms of the underlying loans.
The fair value of MSRs from loans we originate and sell are estimated considering market prices for similar MSRs, when available, and by estimating the present value of the future net cash flows of the capitalized MSRs, net of adequate compensation for servicing. Adequate compensation is based on the market rate of similar servicing contracts.
The MSR portfolio is evaluated for impairment at each reporting period by comparing the aggregate carrying amount of the MSRs to their aggregate fair value. For purposes of impairment evaluation, the MSRs are stratified based on the predominant risk characteristics of the underlying loans, which the Company has identified as loan type, and prepayment or default behavior, which vary by Agency. If the carrying value of an MSRs strata exceeds fair value, a valuation allowance is established. The Company utilizes an independent third-party valuation expert to assist in determining the estimated fair value of our MSR portfolio on a quarterly basis.
The Company writes off MSRs related to loans that were repaid prior to their expected maturity and loans that are determined to be unrecoverable. The write-off is recorded as a direct, permanent, reduction to the carrying value of MSRs and is included as a component of Servicing revenue, net in the consolidated statements of operations.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

The Company also enters into loan commitments with borrowers on loan originations whereby the interest rate on the prospective loan is determined prior to funding. In general, the Company simultaneously enters into forward sale commitments with investors in order to hedge against the interest rate exposure on loan commitments. The forward sale commitment with the investor locks in the interest rate and price for the sale of the loan. The terms of the loan commitment with the borrower and the forward sale commitment with the investor are matched with the objective of hedging interest rate risk. Loan commitments and forward sale commitments are considered derivative instruments.
The Company recognizes all derivatives on the consolidated balance sheets at fair value. The estimated fair value of loan commitments includes values attributable to loan origination fees, premiums on the sale of loans, the fair value of the MSR, and changes in fair value due to interest rate movements between the date of the rate lock and period end. The estimated fair value of forward sale commitments includes the changes in fair value due to interest rate movements between the rate lock and period end. The Company does not designate derivatives as hedges to qualify for hedge accounting for financial reporting purposes and, therefore, any net payments under, or fluctuations in the fair value of these derivatives have been recognized currently in Unrealized (gain)/loss on derivative instruments and (Gain)/loss on sales, including fee-based servicing, in the accompanying consolidated statements of operations based on the nature of the derivative.
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
Revenue Recognition
Interest Income
Interest income is accrued based on the actual coupon rate adjusted for accretion of any purchase discounts, the amortization of any purchase premiums and the accretion of any deferred fees, in accordance with GAAP. The Company may place loans as non-performing when the loan becomes 90 days past due or there is reasonable doubt about collection. When a loan is designated as non-performing status and put on non-accrual or cost recovery status, interest is only recorded as interest income or applied against the amortized cost basis of the loan, respectively, when received. A loan may be placed back on accrual status if we determine it is probable that we will collect all payments which are contractually due.
Revenue from Real Estate Owned
Revenue from real estate owned represents income associated with the operations of commercial real estate properties, primarily base rent and reimbursements from property operating expenses. We recognize fixed rental income on a straight line basis over the non-cancelable lease term. Income for these activities is recognized when collection is reasonably assured and as the services under the arrangement have been provided.
Servicing Fees, net
Servicing fees are earned for servicing mortgage loans, including all activities related to servicing the loans, and are recognized as services are provided over the life of the related mortgage loan. Servicing fees include the net fees earned on borrower prepayment penalties, other ancillary fees, and any write-offs related to loans repaid prior to their expected maturity.
Gain on sales, including fee-based service, net
Gains on sales include loan origination fees, gain on the sale of loans, changes to the fair value of mortgage loans held for sale and derivative financial instruments attributable to the loan commitments and forward sale commitments, and other miscellaneous loan fees. Loan origination fees and gain on the sale of loans originated are recognized when the Company commits to make a loan to a borrower.
Goodwill and Other Intangible Assets
The Company typically uses independent third party valuation specialists to assist us in estimating the fair value and estimated useful lives of intangible assets.
The Company has intangible assets consisting of both finite and indefinite lived intangibles. Finite lived intangibles include above-market and below-market in-place leases, developed technology, and non-compete agreements. Indefinite lived intangibles include agency licenses.
Intangible lease assets or liabilities related to above-market and below-market in-place leases are recorded based on the present value of the difference between the contractual rent amounts and management’s estimate of market rates measured over a period equal to the remaining terms of the leases, including lease renewals where applicable. Key assumptions in the

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

estimated fair values of in-place leases includes estimated direct costs to obtain the "in place" tenant, such as commissions and tenant improvements, and opportunity costs associated with lost rentals, which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease.
Developed technology intangible assets are recorded based on the cost the Company would incur in rebuilding the technology. Key assumptions include the costs to replace the technology plus the developer's profit and entrepreneurial incentive.
Non-compete intangible assets are recorded based on the present value of the projected revenue differences tied to such arrangement. Key assumptions in calculating the value of such intangible asset include projected revenue, the selected discount rate, and the terms of the agreement.
The Company's agency licenses are deemed to have an indefinite life due to their continuous economic value. The key assumptions in the determination of the value of the licenses include the projected revenue and servicing fees, the selected discount rate, and the time period over which revenue would be generated.
Finite lived intangibles are amortized over their estimated useful lives on a straight-line basis. Intangible assets deemed to have indefinite lives are not amortized and instead are assessed for impairment annually when events or circumstances indicate that the carrying value may be impaired.
Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. The Company does not amortize goodwill and tests for impairment at least annually. The Company tests for impairment by assessing qualitative factors to determine whether it is more likely than not that the fair value of the Company is less than its carrying amount. Such qualitative factors include macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of the Company and other relevant Company specific factors. Key assumptions considered in assessing overall financial performance include, but are not limited to rate lock volume, forecasted or actual EBITDA, forecasted or actual revenue, net cash generated and growth in MSR value.
If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company will perform the goodwill impairment test. A goodwill impairment will be recorded if the carrying value of the Company exceeds its fair value as a result of the goodwill impairment test.
Allowance for Loss Sharing
Mortgage loans originated and sold by the Company to Fannie Mae under the Fannie Mae DUS program are subject to the terms and conditions of the Loss Sharing Addendum to the Multifamily Selling and Servicing Agreement, effective August 1, 2019 and amended effective June 15, 2021. Under the Loss Sharing Agreement, the Company is responsible for absorbing certain losses incurred by Fannie Mae with respect to loans originated under the DUS program. The compensation for this risk of loss is a component of servicing fees on the loan.
When a loan is sold under the Fannie Mae DUS program, the Company undertakes an obligation to partially guarantee the performance of the loan. On the date the Company commits to make a loan to a borrower, a liability for the current expected credit losses related to the loan is recognized in Allowance for loss sharing on the consolidated balance sheets.
The estimate of expected credit losses is determined based on detailed loan-specific characteristics, including loan-to-value (LTV) ratio, vintage year, loan term, property type, occupancy, and geographic location. The evaluation also considers the financial performance of the borrower, expected payments of principal and interest, as well as qualitative factors, utilizing both internal and external information. This approach incorporates past events, current conditions, and forward-looking information through the use of projected macroeconomic scenarios over reasonable and supportable forecasts.
Subsequent changes (favorable and unfavorable) in expected credit losses each period are recognized immediately in (Provision)/benefit for credit losses in the consolidated statement of operations as allowance for loss sharing expense or a reversal of provision for loss sharing.
Mortgage Loan Repurchase
When a loan is sold under the Fannie Mae DUS and Ginnie Mae programs, the Company retains an option to repurchase individual delinquent loans that meet certain criteria. Loans are considered delinquent when a payment has been missed for four consecutive months. At the Company’s option, and without Fannie Mae’s or Ginnie Mae’s prior authorization, the Company may repurchase the delinquent loan for an amount equal to 100% of the remaining unpaid principal balance of the loan plus applicable interest and the Company’s share of delinquency resolution costs. Under FASB ASC Topic 860, Transfers and Servicing, (“ASC 860”), once the Company has the unilateral ability to repurchase the delinquent loan and that ability has a more-than-trivial benefit to the Company, the Company is deemed to have regained effective control of the loan and is required

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

to recognize the loan on its consolidated balance sheets with an offsetting liability, regardless of the Company’s intent to repurchase the loan. Historically the Company has not elected the option to repurchase eligible loans.
At September 30, 2025, there were two delinquent Ginnie Mae loans with an unpaid principal balance of $13.1 million eligible to be repurchased by the Company. During the year ended September 30, 2025, the Company did not exercise its option to repurchase any delinquent loans and it is not probable that the Company will be required to repurchase these delinquent loans. Loans meeting the criteria for the repurchase option are included in the Loan repurchase option asset with an offsetting Loan repurchase option liability on the consolidated balance sheets.
Servicing Fee Payable
The Company provides additional payments to certain employees, both current and former, and third-party correspondents by providing them with a percentage of the servicing fee revenue that is earned by the Company, which is initially recorded as a liability when the Company commits to make a loan to a borrower (“the servicing fee payable”). The initial fair value of the liability represents the expected net cash payments over the life of the related mortgage loan that are discounted at a rate that reflects the credit and liquidity risk of the related MSR. The Company incurs an expense over the life of each loan as long as the related loan is performing. If a particular loan is not performing, the recipient will not receive any additional compensation on that loan, and if a loss sharing event is triggered, the recipient will not receive any portion of the additional compensation on other loans.
The servicing fee payable to current employees and former employees is included within Accrued compensation on the consolidated balance sheet. The initial fair value of the related expense and the changes in the fair value of the servicing fee payable over the life of the related mortgage loan for current employees is included within Compensation and benefits, on a net basis, in the consolidated statement of operations in the period in which the change occurs. The changes in the fair value of the servicing fee payable over the life of the related mortgage loan for former employees is included within Professional fees, on a net basis, in the consolidated statement of operations in the period in which the change occurs.
Deferred Compensation Plans (Nonqualified)
The nonqualified deferred compensation plans are liability-classified cash based plans that are intended to promote the interest of the Company by creating incentives for employees in the form of long term compensation awards. Awards may be granted annually and generally vest over a period of four years. Certain employees participate in the Deferred Cash Plan (“DC Plan”) and the Profit Incentive Plan provided by the Company.
All long-term incentive (“LTI”) plans attribute expected future benefits to a period of service greater than one year. The Company accrues the cost of such awards issued under the LTI plans over the period of the employee’s service in a systematic and rational manner such that at the end of the period the aggregate amount accrued equals the value of the benefits expected to be provided to the employee in exchange for the employee’s service to that date.
Operating Leases
The Company's lease portfolio primarily contains real estate operating leases, which are accounted for in accordance with Topic 842, Leases. The Company determines if an arrangement is or contains a lease at contract inception. When a lease exists, The Company records a right-of-use ("ROU") asset and lease liability, which are initially recognized based on the discounted future lease payments over the term of the lease. Variable lease payments are not included in the measurement of ROU assets and lease liabilities.
As the rate implicit in the Company's leases is not easily determinable, the Company’s applicable incremental borrowing rate is used in calculating the present value of the sum of the lease payments. Tenant improvement allowances are netted against the associated ROU asset and accreted over the leasehold period.
Our leases generally include options to extend or terminate use of the underlying assets. These options are included in the lease term used to determine ROU assets and lease liability when The Company is reasonably certain they will be exercised.
The Company elected the practical expedient related to lease and non-lease components, which allows a lessee to not separate non-lease from lease components and instead account for consideration paid in a contract as a single lease component.
Operating lease expense is recognized on a straight-line basis over the lease term with the expense recorded in Other expenses the consolidated statements of operations.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09. ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

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
Note 3 - Business Combinations
Acquisition of NewPoint
On July 1, 2025 (the “Acquisition Date”), the Company completed the acquisition ("the Transaction") of NewPoint Holdings JV LLC (“NewPoint”), a commercial real estate finance company offering lending solutions nationwide to investors in multifamily, affordable housing, seniors housing, healthcare, and manufactured housing properties.
The Transaction is expected to expand the Company's presence in the multifamily lending sector, with the opportunity to enhance its diversified mortgage finance platform and capitalize on agency capabilities.
The Company purchased 100% of the outstanding equity interests of NewPoint for an aggregate purchase price of $427.8 million, comprised of $336.9 million in cash and $90.9 million of equity, in the form of 8,385,951 Class A units of the OP ("OP Units") issued as consideration. The OP Units were valued based on the closing market price of the Company's common shares on the acquisition date. The Company will operate the acquired business through a taxable REIT subsidiary.
The Company accounted for the Transaction as a business combination under the acquisition method of accounting, which requires allocation of the total consideration transferred to the assets acquired and liabilities assumed based on their fair values as of the Acquisition Date, with the excess of the consideration transferred over those fair values recorded as goodwill. Determining the fair value of the assets acquired requires significant judgments, assumptions, and estimates about future events, which the Company believes are reasonable. Use of different estimates and judgments could produce materially different results. The Company may refine such estimates and adjust the assets acquired and liabilities assumed over the measurement period, which will not exceed one year from the Acquisition Date. The following is a preliminary purchase price allocation, which is subject to change as the Company finalizes its analysis over certain items such as intangible assets, MSRs, and other items.
The allocation of the purchase consideration, subject to future measurement period adjustments, is as follows (dollars in thousands):

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Amount
Total Purchase Price	$427,774
ASSETS
Cash and cash equivalents	25,357
Restricted cash	14,205
Investment securities, held to maturity	17,843
Commercial mortgage loans, held for sale, measured at fair value	422,011
Mortgage servicing rights, net	211,545
Derivative assets	4,268
Accrued Interest Receivable	4,475
Prepaid expenses and other assets	24,634
Equity method investments	47,614
Loan repurchase option asset	13,197
Intangible assets	82,000
Goodwill	90,848
Total assets acquired	$957,997
Repurchase agreements - commercial mortgage loans	413,797
Allowance for loss sharing	23,586
Accrued compensation	34,650
Interest Payable	1,154
Accounts payable and accrued expenses	15,929
Loan repurchase option liability	13,197
Other liabilities	27,910
Total liabilities assumed	$530,223
Total purchase consideration	$427,774
The purchase price exceeded the estimated fair value of the assets acquired and liabilities assumed and, as a result of the purchase allocation, the Company recorded goodwill of $90.8 million, which has been allocated to the Agency segment. The goodwill recognized is attributable primarily to anticipated growth opportunities and synergies resulting from the Transaction, which provides the Company with an expanded presence in the multifamily sector and the ability to originate and service agency mortgage loans. The amount of goodwill expected to be deductible for tax purposes is approximately $61.7 million.
The fair value of the identifiable tangible assets and liabilities acquired in the Transaction approximated their carrying values at the Acquisition Date. The Company used independent third-party valuation specialists to assist in determining the fair value of certain intangible assets acquired and liabilities assumed, which are classified as Level III. Provisional estimates of fair value are established at the time of the acquisition. There are significant estimates used in determining the fair values of certain intangible assets acquired, which consist of mortgage servicing rights, licenses, developed technology, and non-compete agreements.
Mortgage servicing rights: When a mortgage loan is sold, the Company retains the right to service the loan and recognizes the MSR at fair value. The initial fair value represents expected net cash flows from servicing, borrower prepayment penalties, interest earnings on escrows, interim cash balances, delinquency rates, late charges and ancillary fees that are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan. After initial recognition, the MSRs will be amortized using the amortization method.
Licenses: The fair value of the licenses were estimated using a discounted cash flow method, which involves projecting revenue and servicing fees associated with the license, while accounting for related expenses. The significant unobservable input used to discount the future cash flows to present value is the discount rate of 11.5%. These licenses are considered to have indefinite useful lives, reflecting their continuous economic value. Key assumptions are drawn from management’s projections and legal guidance.
Developed technology: The fair value was estimated based on a replacement cost method of the cost approach, which estimates the cost the Company would incur in rebuilding the technology. Under this method, fair value is equal to the

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

replacement cost of the technology plus developer’s profit and entrepreneurial incentive, which are the key assumptions embedded into the valuation. The technology is amortized over five years based upon the estimated economic benefits received.
Non-compete agreements: The fair value of the non-compete agreements were estimated using a discounted cash flow method, which calculates the present value of projected revenue differences attributable to the agreement, adjusted for operating expenses. The significant unobservable input used to discount the future cash flows to present value is the discount rate of 11.5%. Key assumptions are based on management input and the terms of the non-compete agreement. The agreements are amortized over a period of nine to 12 months.
The estimates above directly impact the amount of identified intangible assets recognized and the related amortization expenses in future periods. Intangible assets acquired had a weighted average useful economic life of 2.7 years. As of September 30, 2025, aggregate intangible assets relating to the Transaction of $80.1 million were recorded in Intangible assets, net on the consolidated balance sheets. The Company may record certain measurement period adjustments, which will be made in the period in which the amounts are determined. The current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the Acquisition Date.
The Company recognized acquisition-related expenses of $2.3 million and $3.7 million for the three and nine months ended September 30, 2025, respectively, in Other Expenses and $1.7 million and $5.1 million for the three and nine months ended September 30, 2025, respectively, in Professional Fees on the consolidated statement of operations.
The Company's consolidated financial statements for the three and nine months ended September 30, 2025 include the operations of NewPoint from the Acquisition Date. The following table presents NewPoint's revenue and earnings as reported in the Company's consolidated statement of operations (dollars in thousands):

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Revenue	$48,942	$48,942
Net income (loss) attributable to Franklin BSP Realty Trust, Inc.	6,235	6,235
Supplemental Pro Forma Combined Information (unaudited)
The following unaudited pro forma combined financial information presents the combined results of operations of the Company, as if the Transaction occurred on January 1, 2024. The unaudited proforma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Transaction had taken place on the date indicated or of results that may occur in the future (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue	$94,517	$81,675	$258,759	$243,707
Net income (loss) attributable to Franklin BSP Realty Trust, Inc.	23,172	24,429	75,626	50,591
The unaudited pro forma financial information is based on historical information of the Company and NewPoint, along with certain material, non-recurring pro forma adjustments. The material, non-recurring pro forma adjustments primarily consist of (i) incremental amortization expense based on the preliminary fair values of the intangible assets acquired; (ii) recognition of non-controlling interest to reflect the reclassification of the OP units; (iii) a change in the valuation methodology of mortgaging servicing rights from fair value to the amortization method; (iv) increased provision for credit loss expense due to revised loss estimation methodology, (v) non-recurring transaction costs; and (vi) income tax impact of the aforementioned pro forma adjustments.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 4 - Commercial Mortgage Loans, Held for Investment
Commercial Mortgage Loans, Held for Investment
The following table presents a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (dollars in thousands):

	September 30, 2025	December 31, 2024
Senior loans	$4,372,330	$4,947,462
Mezzanine loans	40,451	39,288
Total gross carrying value of loans	4,412,781	4,986,750
General allowance for credit losses	41,722	46,865
Specific allowance for credit losses	2,259	31,218
Less: Allowance for credit losses	43,981	78,083
Total commercial mortgage loans, held for investment, net	$4,368,800	$4,908,667
For the nine months ended September 30, 2025 and year ended December 31, 2024, the activity in the Company's commercial mortgage loans, held for investment carrying values, was as follows (dollars in thousands):

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Amortized cost, beginning of period	$4,986,750	$5,036,942
Acquisitions and originations	607,128	1,908,927
Principal repayments	(910,289)	(1,607,977)
Dispositions	(35,116)	(33,203)
Principal charge-off	(31,757)	(4,801)
Deferred fees and other items(1)	(6,402)	(13,326)
Amortization/accretion of fees and other items(1)	7,337	9,604
Transfer to real estate owned(2)	(169,816)	(307,546)
Transfer to held for sale	(33,909)	—
Cost recovery	(1,145)	(1,870)
Amortized cost, end of period	$4,412,781	$4,986,750
Allowance for credit losses, beginning of period	$(78,083)	$(47,175)
General (provision)/benefit for credit losses	5,143	310
Specific (provision)/benefit for credit losses	(2,798)	(36,019)
Charge offs from specific allowance for credit losses	31,757	4,801
Allowance for credit losses, end of period	$(43,981)	$(78,083)
Total commercial mortgage loans, held for investment, net	$4,368,800	$4,908,667
________________________
(1) Other items primarily consist of purchase discounts or premiums and deferred origination expenses.
(2) For additional details on properties obtained through foreclosure or deed-in-lieu of foreclosure see Note 5 - Real Estate Owned.
As of September 30, 2025 and December 31, 2024, the Company's total commercial mortgage loan, held for investment, portfolio was comprised of 147 and 155 loans, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Loan Portfolio by Collateral Type and Geographic Region
The following tables present the composition by loan collateral type and region of the Company's commercial mortgage loans, held for investment portfolio (dollars in thousands):

	September 30, 2025		December 31, 2024
Loan Collateral Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$3,319,176	75.0%	$3,574,267	71.5%
Hospitality	584,282	13.2%	730,590	14.6%
Industrial	255,633	5.8%	340,195	6.8%
Office	131,153	3.0%	185,303	3.7%
Retail	1,986	—%	45,613	0.9%
Other	132,602	3.0%	123,886	2.5%
Total	$4,424,832	100.0%	$4,999,854	100.0%

	September 30, 2025		December 31, 2024
Loan Region	Par Value	Percentage	Par Value	Percentage
Southeast	$1,964,461	44.4%	$1,945,668	38.9%
Southwest	1,469,858	33.2%	1,877,501	37.6%
Mideast	325,753	7.4%	304,522	6.1%
Far West	193,744	4.4%	171,775	3.4%
New England	175,562	4.0%	177,417	3.5%
Great Lakes	97,748	2.2%	118,882	2.4%
Rocky Mountain	32,750	0.7%	114,425	2.3%
Various(1)	164,956	3.7%	289,664	5.8%
Total	$4,424,832	100.0%	$4,999,854	100.0%
________________________
(1) Represents loans secured by a portfolio of properties located in various parts of the United States.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Allowance for Credit Losses
The following table presents the quarterly changes in the Company's allowance for credit losses for the nine months ended September 30, 2025 (dollars in thousands):

		General Allowance for Credit Losses
	Specific Allowance for Credit Losses	Funded	Unfunded	Total	Total Allowance for Credit Losses
December 31, 2024	$31,218	$46,865	$1,123	$47,988	$79,206
Changes:
Provision/(Benefit)	(303)	(1,284)	(311)	(1,595)	(1,898)
Charge offs	(29,892)	—	—	—	(29,892)
March 31, 2025	$1,023	$45,581	$812	$46,393	$47,416
Changes:
Provision/(Benefit)	1,154	(2,652)	11	(2,641)	(1,487)
Charge offs	(1,865)	—	—	—	(1,865)
June 30, 2025	$312	$42,929	$823	$43,752	$44,064
Changes:
Provision/(Benefit)	1,947	(1,207)	(277)	(1,484)	463
Charge offs	—	—	—	—	—
September 30, 2025	$2,259	$41,722	$546	$42,268	$44,527
Specific Allowance for Credit Losses
The Company has elected to apply a practical expedient for collateral dependent assets in which the allowance for credit losses is calculated as the difference between the estimated fair value of the underlying collateral, less estimated cost to sell, and the amortized cost basis of the loan. As such, these loans receivable are measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The fair value of the underlying collateral is determined using the market approach, the income approach, or a combination thereof. The significant unobservable input used for the income approach is the exit capitalization rate assumptions. The significant unobservable input used for the market approach is the estimated fair value less cost to sell based on a negotiated price from an anticipated buyer.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

In December 2021, the Company originated a first mortgage loan with a commitment of $23.0 million secured by a multifamily property in Pennsylvania. The loan was identified by management as non-performing and placed on non-accrual status, with an amortized cost of $22.0 million as of September 30, 2025. The Company recorded a specific allowance for credit losses of $2.3 million on this loan as of September 30, 2025.
General Allowance for Credit Losses
The Company recorded a total decrease in its general allowance for credit losses during the three and nine months ended September 30, 2025 of $1.5 million and $5.7 million, respectively. The primary driver for the lower reserve balance is due to a decrease in the size of the overall portfolio of commercial mortgage loans, held for investment for the three and nine months ended September 30, 2025. Changes in the provision for credit losses for the Company’s financial instruments are recorded in (Provision)/benefit for credit losses in the consolidated statements of operations with a corresponding offset to the financial instrument’s amortized cost recorded in the consolidated balance sheet, or as a component of Accounts payable and accrued expenses for unfunded loan commitments.
Past Due Status
The following table presents a summary of the loans amortized cost basis as of September 30, 2025 (dollars in thousands):

	Current	Less than 90 days past due	90 or more days past due(1)	Total
As of September 30, 2025	$4,345,989	$21,961	$44,831	$4,412,781
________________________
(1) Comprised of three mortgage loans, one of which was collateralized by an office property and the other two by multifamily properties. All three loans have been designated as non-performing and placed on cost recovery status.
Non-performing Status
The following table presents the amortized cost basis of our non-performing loans as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024
Non-performing loan amortized cost at beginning of year, January 1	$133,230	$78,185
Addition of non-performing loan amortized cost	208,680	561,144
Less: Removal of non-performing loan amortized cost	275,117	506,099
Non-performing loan amortized cost end of period(1)	$66,793	$133,230
________________________
(1) As of both September 30, 2025 and December 31, 2024, the Company had three loans designated as non-performing. As of September 30, 2025, the three non-performing loans were placed on cost recovery status, one of which was collateralized by an office property with no specific allowance for credit losses. The other two were collateralized by multifamily properties, one of which had no specific allowance for credit losses and the other with a specific allowance for credit losses of $2.3 million as of September 30, 2025. As of December 31, 2024, the three non-performing loans were placed on cost recovery status, two of which were collateralized by office properties with a specific allowance for credit losses of $26.7 million and $1.3 million, respectively, and the other by a multifamily property with a specific allowance for credit losses of $3.2 million.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
All commercial mortgage loans, excluding loans classified as Commercial mortgage loans, held for sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2. As of both September 30, 2025 and December 31, 2024, the weighted average risk rating of loans was 2.3.
The following tables present the par value and amortized cost of our commercial mortgage loans, held for investment as of September 30, 2025 and December 31, 2024, by the Company’s internal risk rating and year of origination (dollars in thousands):

September 30, 2025
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Total Par Value	2025	2024	2023	2022	2021	Prior	Total Amortized Cost	% of Portfolio
1	—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2	118	3,397,141	461,722	1,375,097	336,661	549,791	550,341	113,609	3,387,221	76.8%
3	19	686,196	—	175,970	111,609	205,296	177,624	15,323	685,822	15.5%
4	8	296,590	—	—	—	172,477	110,705	13,264	296,446	6.7%
5	2	44,905	—	—	—	—	21,961	21,331	43,292	1.0%
Total	147	$4,424,832	$461,722	$1,551,067	$448,270	$927,564	$860,631	$163,527	$4,412,781	100.0%
					Allowance for credit losses				(43,981)
						Total carrying value, net			$4,368,800

December 31, 2024
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Total Par Value	2024	2023	2022	2021	2020	Prior	Total Amortized Cost	% of Portfolio
1	—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2	124	3,803,752	1,563,540	558,172	792,872	763,395	62,131	52,867	3,792,977	76.1%
3	27	1,004,387	79,210	88,821	262,228	515,065	42,263	16,378	1,003,965	20.1%
4	1	56,616	—	—	56,579	—	—	—	56,579	1.1%
5	3	135,099	—	—	—	110,392	—	22,837	133,229	2.7%
Total	155	$4,999,854	$1,642,750	$646,993	$1,111,679	$1,388,852	$104,394	$92,082	$4,986,750	100.0%
					Allowance for credit losses				(78,083)
						Total carrying value, net			$4,908,667

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 5 - Mortgage Loans, Held for Sale
Mortgage Loans, Held for sale, Measured at Fair Value
Our mortgage loans, held for sale, measured at fair value are comprised of both Agency loans and non-Agency loans. Our Agency loans held for sale are typically sold within 60 days of loan origination, while non-Agency loans are generally expected to be sold to third parties or securitized within 180 days of loan origination. The following table shows the aggregate unpaid principal balance and fair value of our mortgage loans, held for sale, measured at fair value (dollars in thousands):

	September 30, 2025		December 31, 2024
	Aggregate UPB	Fair Value	Aggregate UPB	Fair Value
Agency loans	$539,311	$552,531	$—	$—
Non-Agency loans	66,500	66,500	87,270	87,270
Total mortgage loans, held for sale, measured at fair value	$605,811	$619,031	$87,270	$87,270
As of September 30, 2025 and December 31, 2024, respectively, there were no loans that were 90 days or more past due or on a non-accrual status.
Mortgage Loans, Held for sale
The following tables present the composition by loan collateral type and region of the Company's commercial mortgage loans, held for sale portfolio (dollars in thousands):

	September 30, 2025
Loan Collateral Type	Par Value	Percentage
Multifamily	$7,000	17.1%
Retail	33,909	82.9%
Total	$40,909	100.0%

	September 30, 2025
Loan Region	Par Value	Percentage
Southwest	$7,000	17.1%
Various(1)	33,909	82.9%
Total	$40,909	100.0%
________________________
(1) Represents loans secured by a portfolio of properties located in various parts of the United States.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 6 - Mortgage Servicing Rights
Mortgage Servicing Rights (“MSRs”) represent servicing rights retained by the Company for loans it originates and sells. The servicing fees are collected from the monthly payments made by the borrowers. The Company generally receives other remuneration including rights to various loan fees such as late charges, collateral re-conveyance charges, loan prepayment penalties, and other ancillary fees. In addition, the Company is also generally entitled to retain the interest earned on funds held pending remittance related to its collection of loan principal and escrow balances. As of September 30, 2025, the Company had a servicing portfolio consisting of 1,010 loans with an unpaid principal balance of $20.4 billion for which it owns MSRs.
Activity related to MSRs for the nine months ended September 30, 2025, was as follows (in thousands):

Nine Months Ended September 30, 2025
Beginning balance, as of January 1, 2025	$—
Acquired MSRs at July 1, 2025	211,545
Additions	12,943
Amortization	(9,524)
Impairment	(4,348)
Prepayments and write-offs	(2,052)
Ending balance, as of September 30, 2025	$208,564

The discount rates used to determine the present value of the MSRs, at recognition, were between 8% -14% (representing a weighted average discount rate of 10%) as of September 30, 2025. The weighted average estimated life remaining of the MSRs was 6.6 years as of September 30, 2025.
Contractual servicing fees, including late fees, and ancillary fees were $11.4 million for the three months ended September 30, 2025, and are included in servicing fees, net in the consolidated statement of operations. At September 30, 2025, $4.3 million of MSR were considered impaired.
The expected amortization of capitalized MSRs recorded at September 30, 2025 is as follows (in thousands):

Year	Amortization
2025 (three months ending 12/31/2025)	$9,259
2026	33,105
2027	27,606
2028	23,021
2029	19,197
Thereafter	96,376
Total	$208,564

Based on scheduled maturities, actual amortization may vary from these estimates.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 7 - Real Estate Securities
Real Estate Securities Classified As Available For Sale
The following is a summary of the Company's real estate securities, available for sale, measured at fair value, as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	CMBS Bonds
	Number of Bonds	Benchmark Interest Rate	Weighted Average Interest Rate	Weighted Average Contractual Maturity (years)	Par Value	Fair Value
September 30, 2025	5	1 Month SOFR	7.31%	4.6	$82,293	$82,640

December 31, 2024	11	1 Month SOFR	7.06%	9.8	$203,005	$202,973
The Company classified its CMBS bonds as available for sale and reports them at fair value in the consolidated balance sheets with changes in fair value recorded in Accumulated other comprehensive income/(loss) in the consolidated balance sheets.
The following table shows the amortized cost, unrealized gain/(loss) and fair value of the Company's CMBS bonds as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
September 30, 2025	$82,578	$116	$(54)	$82,640

December 31, 2024	$202,894	$295	$(216)	$202,973
As of September 30, 2025, the Company held five CMBS bonds with an amortized cost basis of $82.6 million and a net unrealized gain of $0.1 million, two of which were held in a gross unrealized loss position of $0.1 million. As of December 31, 2024, the Company held 11 CMBS bonds with an amortized cost basis of $202.9 million and a net unrealized gain of $0.1 million, four of which were held in a gross unrealized loss position of $0.2 million. As of September 30, 2025 and December 31, 2024, zero positions had an unrealized loss for a period greater than twelve months. As of September 30, 2025 and December 31, 2024, the fair value of the Company's CMBS bonds that were in an unrealized loss position for less than twelve months was $28.2 million and $50.3 million, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 8 - Real Estate Owned
Real Estate Owned, Held for Investment
The following table summarizes the Company's real estate owned, held for investment assets as of September 30, 2025 and December 31, 2024 (dollars in thousands):

			As of September 30, 2025
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021(1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(9,206)	$81,417
August 2023	Office	Portland, OR	16,479	2,065	—	(108)	18,436
Total			$19,915	$86,324	$2,928	$(9,314)	$99,853
________________________
See note below.

			As of December 31, 2024
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021(1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(7,481)	$83,142
August 2023	Office	Portland, OR	16,479	2,065	—	(69)	18,475
October 2023	Multifamily	Lubbock, TX	1,618	10,076	185	(336)	11,543
Total			$21,533	$96,400	$3,113	$(7,886)	$113,160
(1) The Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, Jeffersonville Member, LLC (the “Jeffersonville JV”) to acquire a triple net lease property in Jeffersonville, GA. Refer to Note 18 - Related Party Transactions and Arrangements for details.
Depreciation expense for the three and nine months ended September 30, 2025 totaled $0.7 million and $2.0 million, respectively. Depreciation expense for the three and nine months ended September 30, 2024 totaled $0.7 million and $2.0 million, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Real Estate Owned, Held for Sale
The following table summarizes the Company's real estate owned, held for sale assets and liabilities as of September 30, 2025 and December 31, 2024 (dollars in thousands):

		As of September 30, 2025
Property Type	Primary Location(s)	Assets, Net	Liabilities, Net
Retail(1)	Various	$7,183	$562
Office(2)	Denver, CO	17,197	1,648
Multifamily(3)	Various	191,995	4,150
Total		$216,375	$6,360
____________________
See notes below.

		As of December 31, 2024
Property Type	Primary Location(s)	Assets, Net	Liabilities, Net
Retail	Various	$14,472	$1,291
Multifamily	Various	211,024	4,528
Total		$225,496	$5,819
(1) In November 2022, the Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, BSPRT Walgreens Portfolio, LLC (the "Walgreens JV") to assume a group of 24 retail properties with various locations throughout the United States (the "Walgreens Portfolio"). Refer to Note 18 - Related Party Transactions and Arrangements. The Company sold one property within the Walgreens Portfolio during the first quarter of 2025 and a second property within the Walgreens Portfolio during the second quarter of 2025. In addition, during the first quarter of 2025, the Company received $5.6 million related to settled litigation regarding the Walgreens Portfolio. As a result, the Company recorded a net (loss)/gain of $(1.0) million and $4.4 million for the three and nine months ended September 30, 2025, respectively, related to the legal settlement and property sales included within Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations. As of September 30, 2025, the Company's real estate owned, held for sale assets includes two remaining retail properties in the Walgreens Portfolio.
(2) During the first quarter of 2025, the Company obtained one office property, in Denver, CO, through deed-in-lieu of foreclosure. During the three and nine months ended September 30, 2025, the Company recognized a net loss of $0 and $1.4 million, respectively. included within Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations related to the foreclosure of this property.
(3) The Company sold one multifamily property within its existing portfolio during the third quarter of 2025. During the quarter, the Company also reclassified one multifamily property located in Lubbock, Texas from held for investment to held for sale. As of September 30, 2025, the Company's real estate owned, held for sale assets included six multifamily properties that previously collateralized six commercial mortgage loans. During the three and nine months ended September 30, 2025, the Company recognized a net loss of $1.1 million and $4.7 million, respectively, included within Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations related to the foreclosure, sales, and fair value write-down of these properties.
As of September 30, 2025, the Company has designated certain properties included within the real estate owned business segment as held for sale in accordance with ASC 360. The properties are currently being marketed and sales are probable to occur within one year.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 9 - Equity Method Investments
55 Riverwalk Aker/BSP Venture LLC - The Company holds a 21.01% interest in 55 Riverwalk Aker/BSP Venture LLC (the "55 Riverwalk JV"), a joint venture that is a mixed-use development property consisting of a multifamily apartment complex and retail shopping stores. The 55 Riverwalk JV was formed on December 20, 2024, where the Company made an initial investment of $13.3 million. The Company has received total distributions of $0.2 million as of September 30, 2025. The equity investment in 55 Riverwalk JV has a carrying value of $13.5 million on the consolidated balance sheets as of September 30, 2025.
Garfield PG JV HoldCo LLC - The Company holds a 28.87% interest in Garfield PG JV HoldCo LLC (the "Garfield JV"), a joint venture that is an industrial property for warehousing and distribution. The Garfield JV was formed on May 22, 2025, where the Company made an initial investment of $9.8 million. The Company has received total distributions of $0.8 million as of September 30, 2025. The equity investment in Garfield JV has a carrying value of $8.9 million on the consolidated balance sheets as of September 30, 2025.
NewPoint JV LLC - Through the acquisition of NewPoint Holdings JV LLC on July 1, 2025, the Company holds a 6.65% ownership interest in NewPoint JV LLC (the “Bridge JV”), a joint venture with the purpose of investing in multifamily bridge loans. The Company has received total distributions of $0.9 million as of September 30, 2025. The Company has a total commitment of $25.0 million which was completely funded as of September 30, 2025. The equity investment in Bridge JV has a carrying value of $24.3 million on the consolidated balance sheets as of September 30, 2025.
NewPoint + MORE Capital Affordable Fund LLC - Through the acquisition of NewPoint Holdings JV LLC on July 1, 2025, the Company holds a 30% ownership interest in NewPoint + MORE Capital Affordable Fund LLC (the “Affordable JV”), a joint venture with the purpose of investing in multifamily affordable debt instruments through its subsidiary, NewPoint Impact Fund I LP. The Company has a total capital commitment of $30.0 million to Affordable JV, of which $9.0 million was unfunded as of September 30, 2025. The Company has received no distributions as of September 30, 2025. The equity investment in Affordable JV has a carrying value of $22.4 million on the consolidated balance sheets as of September 30, 2025.
The following table provides a summary of the combined financial position of the Company’s equity method investments as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024
Total Assets	$1,465,626	$—
Total Liabilities	939,572	—
Net Assets/Member's Equity	526,054	—
The following provides a summary of the combined results of operations of the Company’s equity method of investments for the three and nine months ended September 30, 2024 and 2025, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total Revenue/Investment Income	$30,365	$—	$34,181	$—
Unrealized Gain/(Loss) from Investments	(1,087)	—	(1,087)	—
Total Expenses	22,194	—	25,147	—
Net Income/(Loss)	7,085	—	7,948	—
Net Income/(Loss) attributable to the Company	6	—	187	—

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 10 - Leases
The Company leases office space, classified as operating leases, in the normal course of business at varying lengths through 2033. Leases are negotiated with third parties and, in some instances, contain renewal, expansion and termination options. As of September 30, 2025, the Company recorded ROU assets of $8.8 million and operating lease liabilities of $11.0 million within Prepaid expenses and other assets and other liabilities, respectively, on the consolidated balance sheets. All lease commencement dates are recorded as of July 1, 2025 in conjunction with the acquisition of NewPoint.

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Lease Cost:
Operating lease cost	$639	$639
Variable lease cost	206	206
Net lease cost	$845	$845
Other Information
Operating cash outflows from operating leases	$734	$734

Weighted-average remaining lease term		5.7
Weighted-average discount rate		6.7%
Operating lease cost is included in Other expenses in the consolidated statement of operations. The discount rate was determined by using the Company's incremental borrowing rate.
The following table shows future minimum payments under the Company's operating leases as of September 30, 2025 (dollars in thousands):

Future Minimum Payments	September 30, 2025
2025 (Three Months Ended December 31, 2025)	$650
2026	2,666
2027	2,528
2028	2,367
2029	2,004
2030 and beyond	3,050
Total Lease Payments	13,265
Less: imputed interest	(2,295)
Total	$10,970
Rental Income
Rental income for the three and nine months ended September 30, 2025 totaled $7.2 million and $22.4 million, respectively. Rental income for the three and nine months ended September 30, 2024 totaled $4.4 million and $13.2 million, respectively. Rental income is included in Revenue from real estate owned in the consolidated statements of operations.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

The following table summarizes the Company's schedule of future minimum rents on its real estate owned, held for investment properties, with a remaining lease term of approximately 13 years, to be received under the leases (dollars in thousands):

Future Minimum Rents	September 30, 2025
2025 (October - December)	$2,246
2026	8,936
2027	8,710
2028	8,884
2029	9,062
2030 and beyond	88,326
Total future minimum rent	$126,164

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 11 - Goodwill & Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reporting segment were as follows (dollars in thousands):

	Agency	Total
Balance at December 31, 2024	$—	$—
Goodwill acquired during the period(1)	90,848	90,848
Balance at September 30, 2025	$90,848	$90,848
________________________
(1) Represents goodwill related to the NewPoint acquisition.
Intangible Assets
The following table summarizes the carrying value of the Company’s intangible assets, as described in Note 2 as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025			December 31, 2024
	Carrying Value	Accumulated Amortization	Total	Carrying Value	Accumulated Amortization	Total
Indefinite lived intangibles:
Agency License Intangibles	$72,500	$—	$72,500	$—	$—	$—
Finite lived intangibles:
Non-compete Agreements	$5,200	$(1,658)	$3,542	$—	$—	$—
Software development	4,480	(215)	4,265	—	—	—
Intangible lease assets	49,192	(11,518)	37,674	49,285	(9,451)	39,834
Total	$131,372	$(13,391)	$117,981	$49,285	$(9,451)	$39,834

Amortization expense for the three and nine months ended September 30, 2025 totaled $2.6 million and $4.0 million, respectively. Amortization expense for the three and nine months ended September 30, 2024 totaled $0.7 million and $2.2 million, respectively.
The following table summarizes the Company's expected other identified intangible assets, net amortization over the next five years (dollars in thousands):

	Weighted Avg. Life (in Years)	2025 (October - December)	2026	2027	2028	2029
Non-compete Agreements	0.8	$1,658	$1,883	$—	$—	$—
Software development	5.0	224	896	896	896	896
Intangible lease assets	13.1	720	2,880	2,880	2,880	2,880
Total		$2,602	$5,659	$3,776	$3,776	$3,776

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 12 - Debt
Below is a summary of the Company's Repurchase facilities and revolving credit facilities - commercial mortgage loans ("Repo and Revolving Credit Facilities"), Mortgage note payable, Other financings and Unsecured debt as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025
Repo and revolving credit facilities - commercial mortgage loans(2):	Capacity	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility(3)	$500,000	$195,937	$11,347	6.83%	07/2026
Atlas Repo Facility(4)	350,000	150,278	7,942	6.77%	01/2026
WF Repo Facility(5)	400,000	72,636	1,189	5.69%	10/2025
Barclays Revolver Facility(6)	100,000	—	352	N/A	09/2026
Barclays Repo Facility(7)	500,000	187,647	6,466	6.04%	03/2028
Churchill Repo Facility(8)	225,000	—	555	N/A	N/A
BAML WH Line of Credit(9)	500,000	88,127	866	5.58%	06/2026
Fifth Third WH Line of Credit(9)	400,000	214,439	750	5.53%	07/2026
Fifth Third Line of Credit(10)	100,000	31,000	532	7.03%	08/2026
JPM WH Line of Credit(11)	700,000	121,064	3,214	5.48%	01/2026
PNC WH Line of Credit(11)	500,000	115,680	602	5.43%	12/2025
ASAP WH Line of Credit(12)	100,000	—	—	N/A	N/A
Total/Weighted average	$4,375,000	$1,176,808	$33,815	6.01%
Mortgage note payable:
Debt related to our REO(13)	N/A	$23,998	$1,351	7.27%	10/2025
Other financings:
Other financings(14)	N/A	$12,865	$585	6.00%	07/2028
Unsecured debt:
Senior Notes(15)(16)	N/A	$107,000	$3,745	Various(15)(16)	Various(15)(16)
Junior Note I(17)	N/A	17,500	1,101	8.07%	10/2035
Junior Note II(17)	N/A	40,000	2,415	7.60%	12/2035
Junior Note III(17)	N/A	25,000	1,509	7.60%	09/2036
Total/Weighted average	N/A	$189,500	$8,770	8.00%
________________________
See notes below.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

	December 31, 2024
Repo and revolving credit facilities - commercial mortgage loans(2):	Capacity	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility(3)	$500,000	$96,123	$11,308	6.73%	07/2026
Atlas Repo Facility(4)	350,000	81,810	5,869	7.00%	01/2026
WF Repo Facility(5)	400,000	—	6,246	N/A	10/2025
Barclays Revolver Facility(6)	100,000	75,805	965	9.25%	09/2026
Barclays Repo Facility(7)	500,000	76,073	13,642	6.28%	03/2025
Churchill Repo Facility(8)	225,000	—	139	N/A	N/A
Total/Weighted average	$2,075,000	$329,811	$38,169	7.27%
Mortgage note payable:
Debt related to our REO(13)	N/A	$23,998	$2,032	7.52%	10/2025
Other financings:
Other financings(14)	N/A	$12,865	$1,070	6.00%	07/2028
Unsecured debt(17):
Junior Note I	N/A	$17,085	$1,630	8.35%	10/2035
Junior Note II	N/A	39,588	3,602	7.92%	12/2035
Junior Note III	N/A	24,722	2,251	7.92%	09/2036
Total/Weighted average	N/A	$81,395	$7,483	8.01%
________________________
(1) Represents year to date expense and includes amortization of deferred financing costs.
(2) The Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 60% to 75% of the principal amount of the mortgage loan being pledged. These loans are all floating rate at the Secured Overnight Financing Rate ("SOFR") plus an applicable spread. Additionally, the Repo and Revolving Credit Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of both September 30, 2025 and December 31, 2024, the Company was in compliance with all debt covenants.
(3) There are two one-year extension options.
(4) On October 9th, 2025, the Company extended the maturity date to January 5th, 2027.
(5) On October 10th, 2025, the Company extended the maturity date to October 25th, 2027 and reduced the facility capacity to $250 million. There is one one-year extension option.
(6) There is one one-year extension option.
(7) On February 21, 2025, the Company extended the maturity date to March 14, 2028, with a one-year extension option remaining.
(8) On October 21, 2025, the Company terminated the Churchill MRA.
(9) Collateralized by a first lien on the Company’s interest in the mortgage loans that it originates. Advances cannot exceed 100% of the principal amounts of the mortgage loans originated by the Company and must be repaid at the earlier of the sale or other disposition of the mortgage loans or at the expiration date of the Line of Credit.
(10) Operating line that is secured by an equity interest in NewPoint Real Estate Capital LLC ("NPREC").
(11) Collateralized by a first lien on the Company’s interest in the mortgage loans that it originates.
(12) The Company is party to the line of credit to finance installments received from Fannie Mae. The commitment amount is subject to change at any time at Fannie Mae’s discretion. Fannie Mae advances payment to the Company in two separate installments according to the terms as set forth in the ASAP sale agreement. The first installment is considered an advance to the Company from Fannie Mae and not a sale until the second advance and settlement is made.
(13) Relates to a mortgage note payable in Jeffersonville JV, a consolidated joint venture. The loan has a principal amount of $112.7 million of which $88.7 million of the loan is owned by the Company and was eliminated in our consolidated financial statements (see Note 8 - Real Estate Owned).
(14) Comprised of one note-on-note financing via a participation agreement. From inception of the loan, the Company's outstanding loans could increase as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The contractual maturity date of this loan is July 2028.
(15) During the second quarter of 2025, the Company issued $82.0 million of 8.25% fixed-rate senior unsecured notes. These notes mature on April 25, 2030.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

(16) During the second quarter of 2025, the Company issued $25.0 million of floating-rate senior unsecured notes. As of September 30, 2025, the interest rate on these notes was 8.20%. These notes mature on April 25, 2028.
(17) The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option. Interest paid on unsecured junior debt totaled $1.7 million and $5.0 million for the three and nine months ended September 30, 2025, respectively.
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
Below is a summary of the Company's MRAs which were included in Repurchase agreements - real estate securities in the Company's consolidated balance sheets as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged(1)	Weighted Average Interest Rate	Weighted Average Days to Maturity
JP Morgan Securities LLC	$—	$1,208	$—	—%	—
Wells Fargo Securities, LLC	—	2,288	—	—%	—
Barclays Capital Inc.	18,347	1,200	23,012	5.27%	29
Lucid Prime Fund	52,302	976	62,857	5.09%	16
Santander Securities	61,008	429	74,092	5.04%	15
Total/Weighted Average	$131,657	$6,101	$159,961	5.09%	17
________________________
See note below

	December 31, 2024
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged(1)	Weighted Average Interest Rate	Weighted Average Days to Maturity
JP Morgan Securities LLC	$78,198	$6,609	$68,501	5.40%	8
Wells Fargo Securities, LLC	65,388	960	82,644	5.41%	14
Barclays Capital Inc.	66,057	4,452	74,042	5.10%	21
Lucid Prime Fund	26,965	1,209	30,865	5.24%	16
Total/Weighted Average	$236,608	$13,230	$256,052	5.30%	15
________________________
(1) Includes $77.8 million and $75.4 million of CMBS bonds, held by the Company, which is eliminated through consolidation of the related CLO's on the Company's consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Collateralized Loan Obligation
The following table represents the terms of the notes issued by 2021-FL6 Issuer, 2021-FL7 Issuer, 2022-FL8 Issuer, 2022-FL9 Issuer, 2023-FL10 Issuer and 2024-FL11 Issuer (collectively the "CLOs"), as of September 30, 2025 and December 31, 2024:

	September 30, 2025
CLO Facility	Number of Loans in pool(1)	Benchmark interest rate(3)	Weighted Average Spread	Par Value	Par Value Outstanding(2)	Principal Balance of Collateralized Mortgage Assets	Maturity Dates
2021-FL6 Issuer	27	Term SOFR	2.07%	$584,500	$184,383	$297,140	3/15/2036
2021-FL7 Issuer	25	Term SOFR	2.06%	722,250	309,606	489,469	12/21/2038
2022-FL8 Issuer	25	AVG SOFR	1.93%	960,000	494,377	732,959	2/15/2037
2022-FL9 Issuer	28	Term SOFR	3.21%	670,637	367,390	498,797	5/15/2039
2023-FL10 Issuer	34	Term SOFR	2.65%	717,243	593,356	771,129	9/15/2035
2024-FL11 Issuer	37	Term SOFR	1.99%	886,176	886,176	1,003,433	7/15/2039
				$4,540,806	$2,835,288	$3,792,927

	December 31, 2024
CLO Facility	Number of Loans in pool(1)	Benchmark interest rate(3)	Weighted Average Spread	Par Value	Par Value Outstanding(2)	Principal Balance of Collateralized Mortgage Assets	Maturity Dates
2021-FL6 Issuer	38	Term SOFR	1.64%	$584,500	$344,411	$454,686	3/15/2036
2021-FL7 Issuer	30	Term SOFR	1.90%	722,250	392,826	563,852	12/21/2038
2022-FL8 Issuer	35	AVG SOFR	1.77%	960,000	796,927	914,752	2/15/2037
2022-FL9 Issuer	38	Term SOFR	2.94%	670,637	519,537	647,683	5/15/2039
2023-FL10 Issuer	41	Term SOFR	2.59%	717,243	717,243	892,536	9/15/2035
2024-FL11 Issuer	27	Term SOFR	1.99%	886,176	886,176	1,016,286	7/15/2039
				$4,540,806	$3,657,120	$4,489,795
________________________
(1) Loan assets may be pledged towards one or multiple CLO pool.
(2) Excludes $532.2 million and $532.4 million of CLO notes held by the Company, which are eliminated in Collateralized loan obligations in the consolidated balance sheet as of September 30, 2025 and December 31, 2024, respectively.
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
The below table reflects the total assets and liabilities of the Company's outstanding CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of September 30, 2025 and December 31, 2024 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE. The VIEs are non-recourse to the Company.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

	September 30, 2025	December 31, 2024
Assets (dollars in thousands)
Cash and cash equivalents(1)	$26,597	$157,991
Commercial mortgage loans, held for investment, net(2)	3,666,992	4,378,427
Accrued interest receivable	17,947	21,580
Total Assets	$3,711,536	$4,557,998

Liabilities (dollars in thousands)
Notes payable(3)(4)	$3,367,512	$4,189,479
Accrued interest payable	10,956	13,194
Total Liabilities	$3,378,468	$4,202,673
________________________
(1) Includes $25.6 million and $157.0 million of cash held by the servicer related to CLO loan payoffs as of September 30, 2025 and December 31, 2024, respectively.
(2) The balance is presented net of allowance for credit losses of $25.9 million and $34.5 million as of September 30, 2025 and December 31, 2024, respectively.
(3) Includes $532.2 million and $532.4 million of CLO notes, held by the Company, which are eliminated in Collateralized loan obligations of the consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.
(4) The balance is presented net of deferred financing cost and discount of $21.6 million and $28.8 million as of September 30, 2025 and December 31, 2024, respectively. The deferred financing costs are amortized over the expected lifetime of each CLO.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 13 - Allowance for Loss Sharing
The Company has risk-sharing obligations on substantially all loans originated under the Fannie Mae DUS program. Servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees received for loans with no risk-sharing obligations.
When a loan is sold under the Fannie Mae DUS program, the Company undertakes an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is removed only upon either the expiration or settlement of the guarantee. At September 30, 2025 and December 31, 2024, we had $1.6 million and $0, respectively, of guarantee obligations included in the allowance for loss-sharing obligations.
In addition to and separately from the fair value of the guarantee, the Company estimates an allowance for loss-sharing under CECL over the contractual period in which we are exposed to credit risk. The general reserve related to loss-sharing was based on a collective pooling basis with similar risk characteristics, a reasonable and supportable forecast and a reversion period based on our average historical losses through the remaining contractual term of the portfolio. In instances where payment under the loss-sharing obligations of a loan is determined to be probable and estimable (as the loan is probable of, or is, in foreclosure), we record a liability for the estimated loss-sharing specific reserve. At September 30, 2025 and December 31, 2024, our allowance for loss-sharing obligations related to the specific reserve was $13.4 million and $0, respectively.
At September 30, 2025 and December 31, 2024, our allowance for loss-sharing obligations, associated with expected losses under CECL, was $7.6 million and $0, respectively, and represented 0.11% and 0%, respectively, of our Fannie Mae servicing portfolio. During the three months ended September 30, 2025 and December 31, 2024, we recorded a decrease in CECL reserves of $2.7 million and $0, respectively.
At September 30, 2025 and December 31, 2024, the unpaid principal balance outstanding of loans sold with loss sharing under the DUS program was approximately $7.2 billion and $0, respectively. The Company’s internal credit risk rating process is used to classify loans and commitments according to the degree of credit risk associated with the ability of the borrower to repay. If payment is required under this program, the Company would not have a contractual interest in the collateral underlying the commercial mortgage loan on which the loss occurred, although the value of the collateral is taken into account in determining the Company’s share of such losses.
A summary of the Company’s allowance for loss sharing for the for the nine months ended September 30, 2025 is as follows (dollars in thousands):

	General Reserve	Specific Reserve	Total
Balance at January 1, 2025	$—	$—	$—
Allowance acquired in acquisition	11,919	11,667	23,586
Write-offs	—	—	—
Recoveries	—	—	—
Provision for loss sharing	(2,746)	1,715	(1,031)
Balance at September 30, 2025	$9,173	$13,382	$22,555
As of September 30, 2025, the maximum quantifiable allowance for loss sharing associated with the Company’s guarantees under the Fannie Mae DUS agreement and the Loss Sharing Agreement was $1.1 billion from a total recourse at risk pool of $7.2 billion. The maximum quantifiable allowance for loss sharing is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.
For U.S. Treasury securities classified as HTM, the Company does not record an allowance for credit losses as the expectation of nonpayment of the amortized cost basis, based on historical losses, adjusted for current conditions and reasonable and supportable forecasts, is zero.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 14 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income/(loss) is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic Numerator	2025	2024	2025	2024
Net income/(loss)	$17,616	$30,173	$65,705	$62,235
Net (income)/loss from non-controlling interest	(302)	1,441	(1,132)	3,124
Less: Preferred stock dividends	(6,749)	(6,749)	(20,245)	(20,245)
Net income/(loss) applicable to common stock	$10,565	$24,865	$44,328	$45,114
Less: Participating securities' share in earnings	(510)	(453)	(1,556)	(1,350)
Basic net income/(loss) applicable to common stockholders	$10,055	$24,412	$42,772	$43,764

Diluted Numerator
Basic Earnings (Loss)	$10,055	$24,412	$42,772	$43,764
Add: Net income/(loss) from non-controlling interest - OP Units	747	—	747	—
Diluted net income/(loss) applicable to common stockholders	$10,802	$24,412	$43,519	$43,764

Denominator
Weighted-average common shares outstanding for basic earnings per share	82,214,630	81,788,091	82,150,496	81,865,672
Weighted-average common shares outstanding for diluted earnings per share(1)(2)	90,600,581	81,788,091	84,976,530	81,865,672
Basic earnings per share	$0.12	$0.30	$0.52	$0.53
Diluted earnings per share	$0.12	$0.30	$0.51	$0.53
________________________
(1) The effect of the weighted average dilutive shares excluded restricted shares and stock units for the three months ended September 30, 2025 and 2024 of 160,572 and 276,267, respectively, as the effect was anti-dilutive. Weighted average dilutive shares excluded restricted shares and stock units as of the nine months ended September 30, 2025 and 2024 of 142,604 and 194,571 respectively, as the effect was anti-dilutive. Additionally, the effect of dilutive shares excluded 5,370,498 weighted average common share equivalents of convertible preferred stock for the three and nine months ended September 30, 2025 and 2024, respectively, as the effect was anti-dilutive.
(2) The effect of the weighted average dilutive shares included Class A units of FBRT OP LLC for the three and nine months ended September 30, 2025 of 8,385,951 and 2,826,035, respectively, as the effect was dilutive.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 15 - Redeemable Convertible Preferred Stock and Equity Transactions
The following table presents the summary of the Company's outstanding shares of redeemable convertible preferred stock, perpetual preferred stock, and common stock as of September 30, 2025 and December 31, 2024 (in thousands, except share and per share amounts):

	Balance as of		Shares Outstanding as of		Third Quarter 2025 Dividend Per Share(1)
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Redeemable Convertible Preferred Stock:
Series H Preferred Stock(2)	$89,748	$89,748	17,950	17,950	$106.22
Perpetual Preferred Stock:
Series E Preferred Stock	$258,742	$258,742	10,329,039	10,329,039	$0.46875
Common Stock:
Common Stock - at par value(3)	$822	$818	82,925,055	83,066,789	$0.355
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
During the nine months ended September 30, 2025 and 2024, the Company paid an aggregate of $88.9 million and $88.4 million, respectively, of common stock distributions comprised of quarterly common dividends of $0.355 per share.
Stock Repurchases
The Company’s board of directors has authorized a $65 million share repurchase program of the Company’s common stock. The Company’s share repurchase program authorizes share repurchases at prices below the most recently reported book value per share as determined in accordance with GAAP. Repurchases made under the program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any purchases by the Company will be determined by the Company in its reasonable business judgment and consistent with the exercise of its legal duties and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company share repurchase program will remain open until it expires or until the capital committed to the applicable repurchase program has been exhausted, whichever is sooner. Repurchases under the Company’s share repurchase program may be suspended from time to time at the Company’s discretion without prior notice. As of September 30, 2025, the Company had $31.1 million remaining under the share repurchase program. There were no repurchases under the share repurchase program for the nine months ended September 30, 2025.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Dividend Reinvestment and Direct Stock Purchase Plan
The Company has adopted a dividend reinvestment and direct stock purchase plan ("DRIP") under which we registered and reserved for issuance, in the aggregate, up to 63,000,000 shares of common stock. Under the dividend reinvestment component of this plan, the Company's common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of common stock (which shares, at the Company's option, are either issued directly from the Company or purchased by the administrator on the open market). The direct stock purchase component allows stockholders, subject to the Company's approval, to purchase shares of common stock directly from us. During the three months ended September 30, 2025 and 2024, no shares common stock were issued by the Company, and 39,570 and 40,165 shares of common stock, respectively, were purchased in the open market by the DRIP administrator and allocated to DRIP participants under the dividend reinvestment component of the DRIP. During the nine months ended September 30, 2025 and 2024, no shares common stock were issued by the Company, and 120,067 and 125,350 shares of common stock, respectively, were purchased in the open market by the DRIP administrator and allocated to DRIP participants under the dividend reinvestment component of the DRIP.
At-the-Market Sales Agreement
Pursuant to the sales agreement dated April 14, 2023 (as amended the "Sales Agreement"), the Company maintains a $200 million at-the-market offering program (the "ATM program") with a financial syndicate as sales agents (the "Agents"). Pursuant to the Sales Agreement, the Company may offer and sell shares of the Company's common stock, from time to time, and at various prices, through the Agents. Sales of the common stock, if any, made through the Agents may be made in "at the market" offerings (as defined in Rule 415 under the Securities Act of 1933, as amended), by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise, at market prices prevailing at the time of sale, in block transactions, in negotiated transactions, in any manner permitted by applicable law or as otherwise as may be agreed by the Company and any Agent.
As of September 30, 2025, the Company had not sold any shares of common stock under the ATM program, and common stock with an aggregate sales price of $200 million remains available for issuance pursuant to the ATM program.
Non-Controlling Interest
In connection with the NewPoint Transaction, the Company issued 8,385,951 OP Units, providing those unit holders interest in the operating partnership. The OP Unit holders have the right to redeem their OP Units, for either shares of common stock or cash, at the Company's option and subject to certain restrictions. In the event OP Units are redeemed, one OP Unit is equal to one share of the Company’s common stock, or cash equal to the fair value of a share of the Company’s common stock at the time of redemption. When an OP Unit holder redeems an OP Unit, non-controlling interests in the operating partnership is reduced and the Company’s equity is increased. As of September 30, 2025, the non-controlling interest OP Unit holders owned 8,385,951 OP Units.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Accumulated Other Comprehensive Income/(Loss)
The following table sets forth the changes in accumulated other comprehensive income/(loss) related to the Company's real estate securities, available for sale, measured at fair value for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	For The Three Months Ended
	September 30, 2025	September 30, 2024
Balance, Beginning of Period	$(296)	$575
Other comprehensive income/(loss)	358	(204)
Reclassification adjustment for amounts included in net income/(loss)	—	29
Balance, End of Period	$62	$400

	For The Nine Months Ended
	September 30, 2025	September 30, 2024
Balance, Beginning of Period	$79	$(703)
Other comprehensive income/(loss)	(60)	768
Reclassification adjustment for amounts included in net income/(loss)	43	335
Balance, End of Period	$62	$400

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 16 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans, Held for Investment
As of September 30, 2025, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	September 30, 2025	December 31, 2024
2025	$8,736	$76,163
2026	90,619	156,907
2027	136,052	135,244
2028	204,473	3,195
2029 and beyond	—	—
Total	$439,880	$371,509
The borrowers are generally required to meet or maintain certain metrics in order to qualify for the unfunded commitment amounts.
Unfunded Commitments Under Commercial Mortgage Loans, Held for Sale
Commitments to extend credit by the Company are generally agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Occasionally, the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. As of September 30, 2025, the Company had $375.0 million and $1.1 billion of unfunded commitments to fund loans and sell loans, net, respectively.
Mortgage Impairment Insurance
As of September 30, 2025, the Company carried mortgage impairment and mortgagees’ errors and omissions insurance each with a limit of $50 million. Mortgage impairment insurance provides the Company with hazard insurance coverage for mortgage loan collateral in the event of a catastrophe for which the borrowers insurance does not provide sufficient coverage to protect the Company from loss on loans originated under the Fannie Mae DUS program.
Mortgage Bankers Bond
As of September 30, 2025, the Company carried a mortgage bankers bond, combining the fidelity bond and mortgagees errors and omissions insurance, with a limit of $60 million.
Office Leases
The Company executes lease arrangements for all of its office space in the normal course of business. All such lease arrangements are accounted for as operating leases. The Company initially recognizes a lease liability for the obligation to make lease payments and a right-of-use (“ROU”) asset for the right to use the underlying asset for the lease term. The lease liability is measured at the present value of the lease payments over the lease term. The ROU asset is measured at the lease liability amount, adjusted for lease prepayments, accrued rent, lease incentives received, and the lessee’s initial direct costs.
These operating leases do not provide an implicit discount rate; therefore, the Company uses its incremental borrowing rate to calculate lease liabilities. The Company’s lease agreements often include options to extend or terminate the lease. Lease costs are recognized on a straight-line basis over the term of the lease, which includes options to extend when it is reasonably certain that such options will be exercised and the Company knows what the lease payments will be during the optional periods.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Entry into a Material Definitive Agreement
On March 9, 2025, the Company, along with two wholly owned subsidiaries, entered into a definitive purchase and sale agreement with NewPoint Holdings JV LLC ("NewPoint"); each of the holders of issued and outstanding membership interests of NewPoint (the "Existing Equityholders"); Meridian Bravo Investment Company, LLC and BMC Holdings DE LLC, in their capacity as the joint representatives of the Existing Equityholders. The Company purchased all of NewPoint's issued and outstanding membership interests and units (the "Purchased Interests") in exchange for an aggregate amount of $337.4 million paid in cash and the issuance of 8,385,951 OP Units, to the Existing Equityholders. The Company financed the cash portion of the purchase price through a combination of existing cash and the issuance of new debt and/or equity. The acquisition closed on July 1, 2025.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 17 - Servicing Revenue
The components of servicing revenue are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Servicing and ancillary fees	$11,651	$—	$11,651	$—
Interest on escrows	7,890	—	7,890	—
MSR payoffs	(2,052)	—	(2,052)	—
MSR amortization	(9,524)	—	(9,524)	—
MSR impairment	(4,359)	—	(4,359)	—
Total servicing revenue, net	$3,606	$—	$3,606	$—
As of September 30, 2025 and December 31, 2024, the weighted average servicing fee was 8.9 basis points and 0 basis points, respectively. At September 30, 2025 and December 31, 2024, total escrow and reserve balances were approximately $930 million and $0, respectively, none of which are included in our consolidated balance sheets. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn interest income and placement fees on the total escrow deposits, which is generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Interest earned on total escrows, net of interest paid to the borrower, is included as a component of servicing revenue, net in the consolidated statements of income as noted in the table above.
Product type concentrations that impact our servicing revenue are as follows ($ in thousands):

Product Type Considerations
	September 30, 2025		December 31, 2024
	UPB	% of Total	UPB	% of Total
Fannie Mae	$7,241,904	15%	$—	—%
Ginnie Mae	5,109,462	11%	—	—%
Freddie Mac	8,070,939	17%	—	—%
Bridge	986,676	2%	—	—%
Affordable	409,074	1%	—	—%
Private Label	25,460,620	54%	—	—%
Total	$47,278,675	100%	$—	—%
Geographic concentrations that impact our servicing revenue are as follows:

Geographic Considerations
	September 30, 2025	December 31, 2024
	% of Total	% of Total
New York	16%	—%
Texas	10%	—%
Maryland	8%	—%
California	7%	—%
Florida	7%	—%
New Jersey	5%	—%
Other(1)	47%	—%
Total	100%	—%
________________________
(1) No other individual state represented 5% or more of the total.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 18 - Related Party Transactions and Arrangements
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
•NewPoint Holdings JV LLC, a subsidiary of the Company, has entered into a loan referral agreement with the Advisor that provides for the sharing of certain fees. Under the terms of this agreement, the Advisor pays NewPoint a referral fee for directing floating-rate bridge loan opportunities to the Advisor’s commercial real estate platform. Similarly, NewPoint pays the Advisor a percentage of the profit generated from closing agency loans that have been referred to NewPoint by the Advisor.
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three and nine months ended September 30, 2025 and 2024 and the associated payable as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Payable as of
	2025	2024	2025	2024	September 30, 2025	December 31, 2024
Acquisition expenses(1)	$265	$255	$739	$688	$—	$—
Administrative services expenses	3,455	3,801	10,687	7,365	3,633	2,342
Asset management and subordinated performance fee	6,082	4,906	18,174	19,023	6,623	9,417
Other related party expenses(2)(3)	285	313	885	1,005	2,472	2,347
Total related party fees and reimbursements	$10,087	$9,275	$30,485	$28,081	$12,728	$14,106
________________________
(1) Total acquisition expenses paid during the three months ended September 30, 2025 and 2024 were $1.0 million and $1.8 million, respectively, of which $0.7 million and $1.5 million, were capitalized within the Commercial mortgage loans, held for investment and Real estate securities, available for sale, measured at fair value lines of the consolidated balance sheets. Total acquisition expenses paid during the nine months ended September 30, 2025 and 2024 were $3.3 million and $7.2 million, respectively, of which $2.6 million and $6.5 million were capitalized within the Commercial mortgage loans, held for investment and Real estate securities, available for sale, measured at fair value lines of the consolidated balance sheets.
(2) These are related to reimbursable costs incurred related to the increase in loan origination activities and are included in Other expenses in the Company's consolidated statements of operations.
(3) As of September 30, 2025 and December 31, 2024, the related party payables included (i) $2.1 million and $2.3 million, respectively, of payments made by the Advisor to third party vendors on behalf of the Company and (ii) $0.3 million of fees per the fee arrangement agreement between the Advisor and the Company. There were no fees incurred per the fee arrangement agreement as of December 31, 2024.
The payables as of September 30, 2025 and December 31, 2024, in the table above are included in Due to affiliates on the Company's consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Other Transactions
In the third quarter of 2021, the Company and an affiliate of the Company entered into the Jeffersonville JV to acquire a $139.5 million triple net lease property in Jeffersonville, GA. The Company has a 79% interest in the Jeffersonville JV, while the affiliate has a 21% interest. The Company invested a total of $109.8 million, made up of $88.7 million in debt and $21.1 million in equity, representing 79% of the ownership interest in the Jeffersonville JV. The affiliated fund made up the remaining $29.8 million composed of a $24.0 million mortgage note payable and $5.8 million in non-controlling interest. The Company has majority control of Jeffersonville JV and, therefore, consolidates the accounts of Jeffersonville JV into its consolidated financial statements. The Company's $88.7 million mortgage note payable to Jeffersonville JV is eliminated in consolidation (see Note 12 - Debt).
Pursuant to the Company's 2021 Incentive Plan, in the first quarter of 2025 the Company issued awards of restricted stock units to its officers and certain other personnel of the Advisor who provide services to the Company under the Advisory Agreement.
As of September 30, 2025 and December 31, 2024, our commercial mortgage loans, held for investment, included an aggregate of $37.1 million and $39.6 million, respectively, carrying value of loans to affiliates of our Advisor. For the three and nine months ended September 30, 2025, the Company recognized $0.7 million and $2.0 million, respectively, of interest income from these loans in the Company's consolidated statement of operations. For the three and nine months ended September 30, 2024, the Company recognized $1.6 million and $6.4 million, respectively, of interest income from these loans in the Company's consolidated statement of operations.
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
September 30, 2025
(Unaudited)

Note 19 - Fair Value of Financial Instruments
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
September 30, 2025
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
Loan commitments and forward sale commitments in the Company's TRS are initially recorded at transaction price, which are considered to be the best initial estimate of fair value. The Company engages the services of a third party independent valuation firm to determine fair value of certain investments held by the Company. Fair value is determined using a discounted cash flow model that primarily considers changes in interest rates and credit spreads, weighted average life and current performance of the underlying commitment collateral. Loan commitments and forward sale commitments that are entered in the last month of the reporting period are held and marked to the transactions price. The Company classified the loan commitments and forward sale commitments as Level III.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no material transfers between levels within the fair value hierarchy during the periods ended September 30, 2025 and December 31, 2024.
The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of September 30, 2025 and December 31, 2024 (dollars in thousands).

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

	September 30, 2025
	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$82,640	$—	$82,640	$—
Commercial mortgage loans, held for sale, measured at fair value - non-Agency	66,500	—	—	66,500
Commercial mortgage loans, held for sale, measured at fair value - Agency	552,531	—	—	552,531
Loan commitments	17,492	—	—	17,492
Forward sale commitments	1,287	—	—	1,287
Treasury Notes	124,031	—	124,031	—
Options	3,565	—	3,565	—
Total assets, at fair value	$848,046	$—	$210,236	$637,810

Liabilities, at fair value
Credit default swaps	$452,049	$—	$452,049	$—
Forward sale commitments	7,229	—	—	7,229
Total liabilities, at fair value	$459,278	$—	$452,049	$7,229

	December 31, 2024
	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$202,973	$—	$202,973	$—
Commercial mortgage loans, held for sale, measured at fair value - non-Agency	87,270	—	—	87,270
Options	183	183	—	—
Treasury notes	891	891	—	—
Total assets, at fair value	$291,317	$1,074	$202,973	$87,270

Liabilities, at fair value
Credit default swaps	$1,787	$—	$1,787	$—
Total liabilities, at fair value	$1,787	$—	$1,787	$—

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of September 30, 2025 and December 31, 2024 (dollars in thousands).

	September 30, 2025
Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs(1)	Weighted Average	Range
Commercial mortgage loans, held for sale, measured at fair value - Non-Agency	$66,500	Discounted Cash Flow	Yield	6.58%	N/A
Commercial mortgage loans, held for sale, measured at fair value - Agency	$552,531	Discounted Cash Flow	Discount rate	5.42%	4.27% - 6.30%
Loan commitments and forward sale commitments, net	$11,550	Discounted Cash Flow	Discount rate	5.42%	4.27% - 6.30%
	December 31, 2024
Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs(1)	Weighted Average	Range
Commercial mortgage loans, held for sale, measured at fair value - Non-Agency	$87,270	Discounted Cash Flow	Yield	7.02%	6.96% - 7.58%
Commercial mortgage loans, held for sale, measured at fair value - Agency	—	Discounted Cash Flow	Discount rate	—	—
Loan commitments and forward sale commitments	—	Discounted Cash Flow	Discount rate	—	—
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets. The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	September 30, 2025
	Commercial mortgage loans, held for sale, measured at fair value - non-Agency	Commercial mortgage loans, held for sale, measured at fair value - Agency	Loan Commitments	Forward Sale Commitments
Beginning balance, January 1, 2025	$87,270	$—	$—	$—
Transfers into Level III	—	422,011	4,268	—
Originations	158,050	1,810,401	23,928	(5,942)
Sales/paydowns	(187,530)	(1,679,881)	(10,704)	—
Realized and unrealized gain/(loss) included in earnings	8,710	—	—	—
Transfers out of Level III(1)	—	—	—	—
Ending Balance, September 30, 2025	$66,500	$552,531	$17,492	$(5,942)

	December 31, 2024
	Commercial mortgage loans, held for sale, measured at fair value - non-Agency	Commercial mortgage loans, held for sale, measured at fair value - Agency	Loan Commitments	Forward Sale Commitments
Beginning balance, January 1, 2024	$—	$—	$—	$—
Transfers into Level III	—	—	—	—
Originations	358,445	—	—	—
Sales/paydowns	(284,300)	—	—	—
Realized and unrealized gain/(loss) included in earnings	13,125	—	—	—
Transfers out of Level III(1)	—	—	—	—
Ending Balance, December 31, 2024	$87,270	$—	$—	$—
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
The Company determined the fair value of its seven multifamily properties, one office property and the remaining two retail properties in the Walgreens Portfolio, obtained through foreclosure or deed-in-lieu of foreclosure, based on a combination of the market approach and the income approach.
The significant unobservable input used for the income approach is the exit capitalization rate assumptions, which ranged

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

from 5.00% - 9.50%. The significant unobservable input used for the market approach is the estimated fair value less cost to sell based on a negotiated price from an anticipated buyer.
As of September 30, 2025, the Company's Real estate owned, held for sale assets and liabilities, had a fair value of $212.4 million, net, that represented the remaining two retail properties in the Walgreens Portfolio, seven multifamily properties and one office property. As of December 31, 2024, the Company's real estate owned, held for sale assets and liabilities, had a fair value of $221.6 million, net, representing the remaining four retail properties in the Walgreens Portfolio and eight multifamily properties.
Mortgage servicing rights, net on the consolidated balance sheets are valued at fair value at inception, and thereafter on a non-recurring basis and are carried at the lower of amortized costs or fair value. That is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value measurement when there is evidence of impairment and for disclosure purposes. The Company's MSRs do not trade in an active, open market with readily observable prices and are classified as Level III. While sales of multifamily MSRs do occur on occasion, precise terms and conditions vary with each transaction and are not readily available. Accordingly, the Company engages the services of a third party independent valuation firm to determine the estimated fair value who use discounted cash flow models that calculate the present value of estimated future net servicing income. The model considers contractually specified servicing fees, prepayment assumptions, estimated placement fee revenue from escrow deposits, and other economic factors. The Company periodically reassesses and adjusts, when necessary, the underlying inputs and assumptions that a market participant would consider in valuing MSR assets.
Financial Instruments Not Measured at Fair Value
The Company's financial assets and liabilities that are not reported at fair value in the consolidated balance sheets are reported below as of September 30, 2025 and December 31, 2024 (dollars in thousands):

		September 30, 2025			December 31, 2024
		Level	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value
Commercial mortgage loans, held for investment(1)	Asset	III	$4,412,781	$4,394,224	III	$4,986,750	$4,935,380
Pledged investment securities	Asset	I	18,948	18,962	I	—	—
Collateralized loan obligations(2)	Liability	II	2,813,699	2,831,581	II	3,628,270	3,645,330
Mortgage note payable	Liability	III	23,998	23,998	III	23,998	23,998
Other financings	Liability	III	12,865	12,865	III	12,865	12,865
Unsecured debt	Liability	III	185,262	176,900	III	81,395	69,800
________________________
(1) The carrying value is gross of $44.0 million and $78.1 million of allowance for credit losses as of September 30, 2025 and December 31, 2024, respectively.
(2) Depending upon the significance of the fair value inputs utilized in determining these fair values, our collateralized loan obligations are classified as either Level II or Level III of the fair value hierarchy.
Repurchase agreements - commercial mortgage loans of $1.2 billion and $329.8 million as of September 30, 2025 and December 31, 2024, respectively, and repurchase agreements - real estate securities of $131.7 million and $236.6 million as of September 30, 2025 and December 31, 2024, respectively, are not carried at fair value and do not include accrued interest expense, which are presented in Note 12 – Debt. For these instruments, carrying value generally approximates fair value and are classified as Level III.
The fair value of the commercial mortgage loans, held for investment is estimated using a discounted cash flow analysis, based on the Advisor's experience with similar types of investments. Pledged investment securities are comprised of treasury securities for which fair value is generally estimated using discounted cash flow analysis. The Company estimates the fair value of the collateralized loan obligations using external broker quotes. The mortgage note payable was recorded at transaction proceeds, which are considered to be the best initial estimate of fair value. The fair value of the other financings is generally estimated using a discounted cash flow analysis. The fair value of the unsecured debt is based on discounted cash flows using Company estimates for market yields on similarly structured debt instruments.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 20 - Derivative Instruments
The Company uses derivative instruments primarily to manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following derivative instruments were outstanding as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025			December 31, 2024
		Fair Value			Fair Value
Contract type	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Credit default swaps	$20,000	$—	$452	$80,000	$—	$1,787
Options	—	4	—	—	295	112
Treasury note futures	18,900	124	—	68,300	891	—
Total	$38,900	$128	$452	$148,300	$1,186	$1,899
The following tables indicate the net realized and unrealized gains and losses on derivatives, by primary underlying risk exposure, as included in the consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
Contract type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Realized Gain/(Loss)
Credit default swaps	$5	$(25)	$(4)	$14
Options	(47)	—	—	(20)
Treasury note futures	270	$(325)	326	(1,567)
Total	$228	$(350)	$322	$(1,573)

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
Contract type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Realized Gain/(Loss)
Credit default swaps	$(86)	$(19)	$—	$(112)
Options	(130)	(100)	—	$(90)
Treasury note futures	(764)	643	1	(1,059)
Total	$(980)	$524	$1	$(1,261)

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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 21 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting, and a net presentation of the Company's derivative instruments and repurchase agreements as of September 30, 2025 and December 31, 2024 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets(1)	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral(2)	Net Amount
December 31, 2024
Derivative instruments, at fair value	$1,186	$1,186	$—	$—	$—	$—

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral(2)	Net Amount
September 30, 2025
Repurchase agreements - commercial mortgage loans	$1,176,808	$—	$1,176,808	$1,176,808	$—	$—
Repurchase agreements - real estate securities	131,657	—	131,657	131,657	—	—
Derivative instruments, at fair value	324	—	324	—	324	—
December 31, 2024
Repurchase agreements - commercial mortgage loans	$329,811	$—	$329,811	$329,811	$—	$—
Repurchase agreements - real estate securities	236,608	—	236,608	236,608	—	—
Derivative instruments, at fair value	1,899	1,186	713	—	713	—
________________________
(1) As of September 30, 2025, there were no assets which were presented gross within the scope of ASC 210-20, Balance Sheet — Offsetting.
(2) Included in Restricted cash in the Company's consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 22 - Segment Reporting
Effective July 1, 2025, in order to better align with the manner in which the CODM reviews financial performance and allocates resources, the Company combined the real estate debt business and the real estate securities business into one reportable segment, Real Estate Debt and Other Real Estate Investments. Additionally, following the acquisition of the NewPoint business, the Company added Agency as a new reportable segment to reflect the distinct nature of its agency-related origination and servicing activities. Prior period segment results have been recast to conform to this new presentation. These changes affect only the presentation of the Company’s reportable segments and have no impact on its consolidated financial position, results of operations, or cash flows.
The Company conducts its business through the following segments:
•The real estate debt business focuses on originating, acquiring and asset managing commercial real estate debt investments, including first mortgages, subordinate mortgages, mezzanine loans and participations in such loans. The business also focuses on investing in and asset managing real estate securities, historically focusing on CMBS, CMBS bonds, CDO notes, and other securities.
•The agency business focuses on originating, selling, and servicing loans under programs offered by GSE’s and Agencies, such as Fannie Mae, Freddie Mac, Ginnie Mae, and HUD. Additionally, the business services external portfolios of commercial real estate financing products.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

The following table represents the Company's operations by segment for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

Three Months Ended September 30, 2025	Total	Real Estate Debt and Other Real Estate Investments	Agency	TRS	Real Estate Owned
Interest income	$106,167	$97,546	$6,286	$1,450	$885
Mortgage servicing rights	19,745	—	19,745	—	—
Servicing revenue	3,606	—	3,606	—	—
Revenue from real estate owned	7,222	—	—	—	7,222
Interest expense	(76,492)	(69,186)	(6,712)	(140)	(454)
Compensation and benefits	(34,434)	—	(34,434)	—	—
Administrative services expenses	(3,455)	(2,330)	(247)	(878)	—
Depreciation and amortization	(3,432)	—	(2,076)	—	(1,356)
Operating expenses	(29,733)	(14,898)	(6,899)	(1,016)	(6,920)
Other segment items(1)(2)	28,422	(1,972)	29,907	2,890	(2,403)
Net income/(loss)	17,616	9,160	9,176	2,306	(3,026)
Total assets as of September 30, 2025	$6,218,475	$4,661,389	$1,112,743	$54,488	$389,855
Three Months Ended September 30, 2024
Interest income	$134,142	$131,982	$—	$1,761	$399
Revenue from real estate owned	5,412	—	—	—	5,412
Interest expense	(89,884)	(89,188)	—	(182)	(514)
Administrative services expenses	(3,801)	(2,374)	—	(1,427)	—
Depreciation and amortization	(1,387)	—	—	—	(1,387)
Operating expenses	(14,458)	(8,377)	—	(1,711)	(4,370)
Other segment items(1)(2)	149	(1,402)	—	4,083	(2,532)
Net income/(loss)	30,173	30,641	—	2,524	(2,992)
Total assets as of December 31, 2024	$6,002,386	$5,466,780	$—	$128,430	$407,176

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Nine Months Ended September 30, 2025	Total	Real Estate Debt and Other Real Estate Investments	Agency	TRS	Real Estate Owned
Interest income	$331,246	$318,120	$6,286	$3,901	$2,939
Mortgage servicing rights	19,745	—	19,745	—	—
Servicing revenue	3,606	—	3,606	—	—
Revenue from real estate owned	22,355	—	—	—	22,355
Interest expense	(217,298)	(208,753)	(6,712)	(482)	(1,351)
Compensation and benefits	(34,434)	—	(34,434)	—	—
Administrative services expenses	(10,687)	(7,384)	(247)	(3,056)	—
Depreciation and amortization	(6,193)	—	(2,076)	—	(4,117)
Operating expenses	(75,078)	(39,141)	(6,899)	(3,217)	(25,821)
Other segment items(1)(2)	32,443	(2,211)	29,907	7,265	(2,518)
Net income/(loss)	65,705	60,631	9,176	4,411	(8,513)
Total assets as of September 30, 2025	$6,218,475	$4,661,389	$1,112,743	$54,488	$389,855
Nine Months Ended September 30, 2024
Interest income	$398,253	$392,712	$—	$4,862	$679
Revenue from real estate owned	14,196	—	—	—	14,196
Interest expense	(257,942)	(255,865)	—	(539)	(1,538)
Administrative services expenses	(7,365)	(3,508)	—	(3,857)	—
Depreciation and amortization	(4,221)	—	—	—	(4,221)
Operating expenses	(42,521)	(30,020)	—	(4,640)	(7,861)
Other segment items(1)(2)	(38,165)	(39,866)	—	10,771	(9,070)
Net income/(loss)	62,235	63,453	—	6,597	(7,815)
Total assets as of December 31, 2024	$6,002,386	$5,466,780	$—	$128,430	$407,176
_____________
(1) For each reportable segment, the other segment items category includes:
•Real Estate Debt - specific and general allowance for credit losses, gains/(losses) associated with debt extinguishment, and gains/(losses) associated with sales of CMBS bonds and divestment of trading securities
•Agency - allowance for loss sharing provision, gains/(losses) associated with sales of agency loans, gains/(losses) related to movements in the fair value of forward sale commitments, and (provisions)/benefits on taxable income.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 23 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q. The following activity took place subsequent to the quarter ended September 30, 2025:
On October 15, 2025, a consolidated subsidiary of the Company, BSPRT 2025-FL12 Issuer, LLC, closed an approximately $1.1 billion commercial real estate mortgage securitization transaction, and sold approximately $947 million of the securitization’s notes in a private placement.
On October 16, 2025, the Company sold a commercial mortgage loan, held for sale, for $33.9 million. The loan was collateralized by a portfolio of retail properties, and had an amortized cost of $33.9 million as of September 30, 2025.

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
•the impact of national health crises;
•our ability to hire and retain key personnel;
•our ability to maintain our qualification as a real estate investment trust ("REIT"); and
•other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

Overview
The Company is a Maryland corporation and has made tax elections to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes since 2013. Substantially all of our business is conducted through the OP, a Delaware limited liability company. We are the managing member of the OP and directly or indirectly held 91% of the common units of membership interests in the OP as of September 30, 2025.
The Company’s operations are organized into two business units: (i) Commercial Real Estate Financing, and (ii) Agency Business. The Commercial Real Estate Financing unit primarily focuses on originating, acquiring and asset managing commercial real estate debt investments, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. Secondarily, this unit also invests in and asset manages real estate securities, with a historical focus on commercial mortgage-backed securities ("CMBS"), commercial real estate collateralized loan obligation bonds and single asset single borrower bonds (collectively "CMBS bonds"), collateralized debt obligations ("CDOs") and other securities. Through this unit the Company also originates conduit loans which the Company intends to sell through its TRS into CMBS securitization transactions, and owns real estate that was either acquired by the Company through foreclosure, deed-in-lieu of foreclosure or that was purchased for investment.
On July 1, 2025, through a wholly owned subsidiary, we acquired NewPoint Holdings JV LLC (“NewPoint”), which now comprises our Agency Business unit. Through this unit, we originate, sell and service a range of multifamily finance products under programs offered by government-sponsored enterprises (“GSEs”), such as the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) and by government agencies (“Agencies”), such as the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender, a Freddie Mac Program Plus Seller/Servicer, a Multifamily Accelerated Processing (“MAP”) and Section 232 LEAN lender for HUD and a Ginnie Mae issuer. Additionally, the Company services external portfolios of commercial real estate financing products.
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
As of September 30, 2025, we have 218 employees, all of which are employees of NewPoint.

Book Value Per Share
The following table calculates our book value per share as of September 30, 2025 and December 31, 2024 (in thousands, except share and per share amounts):

	September 30, 2025	December 31, 2024
Stockholders' equity applicable to common stock	$1,213,442	$1,253,820
Shares:
Common stock	82,214,630	81,788,091
Restricted stock and restricted stock units	1,435,383	1,278,698
Total outstanding shares	83,650,013	83,066,789
Book value per share(1)	$14.51	$15.09
The decrease in book value per share during the three months ended September 30, 2025 was primarily driven by (i) dividends paid on common stock in excess of net income, and (ii) dilution associated with the issuance of Class A Units in connection with the NewPoint acquisition.
The following table calculates our fully-converted book value per share as of September 30, 2025 and December 31, 2024 (in thousands, except share and per share amounts):

	September 30, 2025	December 31, 2024
Stockholders' equity applicable to convertible common stock	$1,391,864	$1,343,568
Shares:
Common stock	82,214,630	81,788,091
Restricted stock and restricted stock units	1,435,383	1,278,698
Series H convertible preferred stock	5,370,498	5,370,498
Class A OP Units	8,385,951	—
Total outstanding shares	97,406,462	88,437,287
Fully-converted book value per share(2)(3)	$14.29	$15.19
________________________
(1) Book value per share includes unvested shares for restricted stock and restricted stock units.
(2) Fully-converted book value per share assumed conversion of the Company's Series H preferred stock, Class A Units and the vesting of the Company's unvested RSUs.
(3) Book value per share as of September 30, 2025 and December 31, 2024, excluding the impact for accumulated depreciation and amortization of real property of $16.4 million and $13.8 million, respectively, was $14.46 and $15.35.

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
Accounting for business combinations requires us to recognize, separately from goodwill, the assets acquired and the liabilities assumed ("net assets") at their acquisition date fair values. Goodwill is measured as the excess of consideration transferred over the net assets acquired at their respective fair values as of the acquisition date. The estimated fair values require significant estimates and assumptions including, but not limited to, estimating projected revenues and developing appropriate discount rates. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with the corresponding adjustment to goodwill, based on new information obtained about the facts and circumstances that existed as of the acquisition date. Upon the conclusion of the measurement period or final determination of the values of net assets acquired, whichever comes first, any subsequent adjustments are recorded to our consolidated financial statements. Refer to Note 3 - Business Combinations for critical accounting estimates around the Company's purchase price accounting allocations.
During the nine months ended September 30, 2025, there were no other material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
NewPoint Acquisition
On July 1, 2025, we completed the acquisition of NewPoint. NewPoint is a commercial real estate finance company focused on originating and servicing agency mortgage loans. NewPoint is a multifamily originator and servicer and is approved by four government sponsored entities (Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association and U.S. Department of Housing and Urban Development). NewPoint’s mortgage servicing rights ("MSRs") are held as an asset on our consolidated balance sheet. As of September 30, 2025, and as of the closing date of the acquisition, NewPoint had a total servicing portfolio of $47.3 billion and $55.4 billion, respectively. We expect that the NewPoint business will be complimentary to our historical business and will offer our traditional bridge loan borrowers the opportunity to refinance our bridge loans with agency mortgage loans.
The NewPoint acquisition does not have any impact on our arrangements with the Advisor. The President and the Chief Financial Officer / Chief Operating Officer of the Company oversee and manage the officers and employees of NewPoint serving in their respective roles as CEO and COO of that business.
As a result of the NewPoint acquisition, we treat the associated agency mortgage business, which focuses on originating, selling and servicing agency mortgage loans, as a new business segment. The agency business has and will continue to have a number of impacts on our future consolidated financial statements, including the addition of MSRs to our consolidated balance sheet, the addition of servicing income and gains on sales of originated agency mortgages, and the addition of employee expense. These changes may make it difficult to compare our financial results in future periods with our financial results from periods that preceded the acquisition. In addition, gains on sale from originated agency mortgages will largely be driven by origination volumes in the reported period. As a result, the associated gains on sale may vary significantly quarter to quarter, which may make it difficult to compare future quarter to quarter financial results.
With respect to liquidity, we expect the agency business will continue to utilize warehouse agreements as the primary form of financing. The warehouse agreements used for the agency business generally have 100% financing. We also expect that the MSRs we hold on our balance sheet will increase our ability to expand our revolving credit facilities.

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

Portfolio
As of September 30, 2025 and December 31, 2024, our portfolio consisted of 147 and 155 commercial mortgage loans, held for investment, respectively. The commercial mortgage loans, held for investment, net of allowance for credit losses, as of September 30, 2025 and December 31, 2024 had a total carrying value of $4,368.8 million and $4,908.7 million, respectively. As of September 30, 2025, our commercial mortgage loans, held for sale, measured at fair value, were comprised of one conduit loan and 35 Agency loans, with a total fair value of $619.0 million. As of December 31, 2024, our commercial mortgage loans, held for sale, measured at fair value, were comprised of three senior loans with a total fair value of $87.3 million. As of September 30, 2025 and December 31, 2024, we had $82.6 million and $203.0 million, respectively, of real estate securities, available for sale, measured at fair value. As of September 30, 2025 and December 31, 2024, our real estate owned, held for investment portfolio was composed of two and three properties with carrying values of $99.9 million and $113.2 million, respectively. As of September 30, 2025 and December 31, 2024, we had nine and twelve positions classified as real estate owned, held for sale with combined carrying values of $212.4 million and $222.9 million, respectively. As of September 30, 2025 and December 31, 2024 our equity method investments consisted of four investments and one investment with carrying values of $69.1 million and $13.4 million, respectively.
As of September 30, 2025, we had four loans (one secured by an office property, one secured by a portfolio of retail properties, and two secured by multifamily properties), designated as non-performing status with a total amortized cost of $100.7 million. Subsequent to September 30, 2025, we disposed of the loan secured by the portfolio of retail properties at a price equivalent to par, recovering our full basis. As of September 30, 2025, one of the non-performing loans, collateralized by a multifamily property, was placed on cost recovery status with a specific allowance for credit losses of $2.3 million.
As of September 30, 2025 and December 31, 2024 our commercial mortgage loans, held for investment, excluding commercial mortgage loans on non-performing status, had a weighted average coupon of 7.6% and 8.0%, respectively, and a weighted average remaining contractual maturity life of 0.9 years and 1.1 years, respectively.
As of September 30, 2025 the Company had a total servicing portfolio consisting of 1,575 loans with an unpaid principal balance of $47.3 billion. As of September 30, 2025, the Company owned MSRs of $208.6 million, which consisted of 1,010 loans with an unpaid principal balance of $20.4 billion.

The following charts summarize our commercial mortgage loans, held for investment, by coupon rate type, collateral type, geographical region and state as of September 30, 2025 and December 31, 2024:

Rate Type - September 30, 2025
11.6%
88.4%
Fixed
Floating

Rate Type - December 31, 2024

6.9%
93.1%
Fixed
Floating

Collateral Type - September 30, 2025

5.8%
3.0%
13.2%
3.0%
75.0%
Multifamily
Hospitality
Retail
Office
Industrial
Other

Collateral Type - December 31, 2024
6.8%
0.9%
2.5%
14.6%
3.7%
71.5%
Multifamily
Hospitality
Retail
Office
Industrial
Other

An investments region classification is defined according to the below map based on the location of investments secured property.

Region - September 30, 2025
0.7%
4.0%
3.7%
2.2%
4.4%
7.4%
44.4%
33.2%
Southeast
Southwest
Mideast
Far West
Great Lakes
Rocky Mountain
New England
Various

Region - December 31, 2024
2.3%
2.4%
3.5%
5.8%
3.4%
37.6%
6.1%
38.9%
Southwest
Southeast
Mideast
Far West
Great Lakes
Rocky Mountain
New England
Various

State - September 30, 2025
3.2%
18.6%
29.6%
13.4%
15.1%
6.2%
4.9%
3.7%
5.3%
Texas
North Carolina
Florida
Georgia
New York
Various
South Carolina
Arizona
All Other

State - December 31, 2024

4.6%
3.9%
5.8%
18.5%
3.6%
5.4%
12.3%
12.3%
33.6%
Texas
North Carolina
Florida
Georgia
New York
Various
South Carolina
Arizona
All Other

The following charts show the par value by contractual maturity year for the commercial mortgage loans, held for investment in our portfolio as of September 30, 2025 and December 31, 2024:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of September 30, 2025 (dollars in thousands):

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4)(5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 1	2	Hospitality	Louisiana	21,238	21,238	6/28/2018	12/9/2025	1M SOFR Term + 4.25%	8.38%	68.8%
Senior Debt 2	2	Hospitality	Michigan	12,753	12,753	9/17/2019	2/9/2026	1M SOFR Term + 4.41%	8.54%	56.4%
Senior Debt 3	4	Office	Arizona	13,264	13,264	11/22/2019	12/9/2025	1M SOFR Term + 4.00%	8.13%	70.9%
Senior Debt 4	5	Office	Georgia	22,944	21,331	12/17/2019	1/9/2026	1M SOFR Term + 2.25%	6.38%	64.9%
Senior Debt 5	3	Office	Texas	15,323	15,323	10/6/2020	11/9/2025	Adj. 1M SOFR Term + 4.50%	8.74%	47.9%
Senior Debt 6	2	Office	Massachusetts	59,062	59,061	10/8/2020	10/9/2025	5.15%	5.15%	52.5%
Senior Debt 7	2	Office	Michigan	20,559	20,559	10/14/2020	1/9/2027	7.13%	7.13%	66.0%
Senior Debt 8	3	Multifamily	Texas	33,871	33,871	3/5/2021	3/9/2026	1M SOFR Term + 4.10%	8.23%	78.2%
Senior Debt 9	2	Hospitality	Louisiana	25,700	25,700	4/15/2021	5/9/2026	Adj. 1M SOFR Term + 5.60%	9.84%	61.0%
Senior Debt 10	2	Mixed Use	Washington	32,500	32,500	6/30/2021	1/9/2026	Adj. 1M SOFR Term + 3.70%	7.94%	69.7%
Senior Debt 11	4	Multifamily	Texas	73,922	73,916	3/31/2021	4/9/2026	1M SOFR Term + 2.20%	6.33%	72.6%
Senior Debt 12	3	Multifamily	Texas	20,100	20,100	4/22/2021	5/9/2026	Adj. 1M SOFR Term + 3.35%	7.59%	67.7%
Senior Debt 13	2	Multifamily	Texas	35,466	35,465	4/1/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	7.19%	71.7%
Senior Debt 14	3	Multifamily	Texas	33,467	33,467	9/20/2021	4/9/2026	Adj. 1M SOFR Term + 3.64%	7.88%	66.0%
Senior Debt 15	2	Multifamily	South Carolina	66,500	66,500	9/20/2021	10/9/2026	Adj. 1M SOFR Term + 3.25%	7.49%	77.1%
Senior Debt 16	3	Multifamily	Georgia	9,938	9,938	9/22/2021	10/9/2026	Adj. 1M SOFR Term + 3.75%	7.99%	70.0%
Senior Debt 17	2	Multifamily	Texas	26,165	26,165	9/30/2021	10/9/2025	Adj. 1M SOFR Term + 3.20%	7.44%	77.3%
Senior Debt 18	2	Multifamily	Texas	55,313	55,313	11/23/2021	6/9/2026	Adj. 1M SOFR Term + 3.10%	7.34%	67.2%
Senior Debt 19	4	Multifamily	Arizona	36,789	36,789	11/16/2021	12/9/2026	Adj. 1M SOFR Term + 2.00%	6.24%	72.0%
Senior Debt 20	2	Multifamily	South Carolina	60,600	60,600	11/10/2021	11/9/2026	Adj. 1M SOFR Term + 3.35%	7.59%	78.0%
Senior Debt 21	2	Multifamily	Texas	47,394	47,386	11/9/2021	11/9/2026	Adj. 1M SOFR Term + 2.75%	6.99%	68.1%
Senior Debt 22	2	Multifamily	Texas	55,680	55,680	12/10/2021	1/9/2027	Adj. 1M SOFR Term + 3.00%	7.24%	74.8%
Senior Debt 23	2	Multifamily	Kentucky	13,713	13,713	11/19/2021	6/9/2026	Adj. 1M SOFR Term + 2.75%	6.99%	62.4%
Senior Debt 24	5	Multifamily	Pennsylvania	21,961	21,961	12/16/2021	1/9/2027	1M SOFR Term + 2.96%	7.09%	79.4%
Senior Debt 25	2	Multifamily	Texas	30,562	30,562	12/16/2021	1/9/2027	1M SOFR Term + 3.20%	7.33%	74.2%
Senior Debt 26	2	Multifamily	Florida	77,614	77,506	12/21/2021	1/9/2027	1M SOFR Term + 3.45%	7.58%	78.8%
Senior Debt 27	3	Multifamily	North Carolina	80,247	80,247	12/15/2021	3/9/2027	4.25%	4.25%	76.1%
Senior Debt 28	2	Multifamily	North Carolina	23,250	23,250	12/17/2021	1/9/2027	1M SOFR Term + 3.10%	7.23%	72.7%
Senior Debt 29	4	Multifamily	Georgia	23,638	23,500	1/28/2022	2/9/2027	1M SOFR Term + 2.95%	7.08%	65.6%
Senior Debt 30	2	Multifamily	North Carolina	10,857	10,857	1/14/2022	2/9/2027	1M SOFR Term + 3.30%	7.43%	75.7%
Senior Debt 31	3	Hospitality	North Carolina	10,116	10,116	1/19/2022	2/9/2027	1M SOFR Term + 5.30%	9.43%	68.2%
Senior Debt 32	2	Multifamily	Florida	78,500	78,500	2/10/2022	2/9/2027	1M SOFR Term + 3.20%	7.33%	74.5%
Senior Debt 33	2	Industrial	Arizona	54,522	54,522	3/15/2022	3/9/2027	1M SOFR Term + 3.50%	7.63%	70.1%
Senior Debt 34	2	Multifamily	Texas	37,071	37,071	3/14/2022	3/9/2028	7.00%	7.00%	74.1%
Senior Debt 35	3	Multifamily	Arizona	34,859	34,859	3/2/2022	3/9/2027	1M SOFR Term + 2.95%	7.08%	63.1%
Senior Debt 36	2	Multifamily	North Carolina	84,670	84,670	2/24/2022	3/9/2026	1M SOFR Term + 3.15%	7.28%	69.6%
Senior Debt 37	2	Multifamily	North Carolina	31,300	31,300	3/29/2022	4/9/2027	1M SOFR Term + 3.30%	7.43%	76.9%
Senior Debt 38	2	Hospitality	Georgia	49,727	49,727	3/30/2022	4/9/2027	1M SOFR Term + 4.90%	9.03%	61.1%
Senior Debt 39	3	Multifamily	Nevada	35,906	35,906	6/3/2022	11/9/2025	1M SOFR Term + 7.05%	11.18%	62.4%
Senior Debt 40	4	Multifamily	Virginia	56,543	56,543	4/29/2022	5/9/2026	1M SOFR Term + 3.95%	8.08%	73.2%
Senior Debt 41	4	Multifamily	Texas	31,048	31,048	10/21/2022	11/9/2026	7.00%	7.00%	70.9%
Senior Debt 42	3	Multifamily	North Carolina	57,159	57,159	8/23/2022	11/9/2025	1M SOFR Term + 6.70%	10.83%	46.5%
Senior Debt 43	2	Industrial	Florida	18,724	18,724	9/13/2022	9/9/2027	1M SOFR Term + 4.90%	9.03%	64.6%
Senior Debt 44	3	Multifamily	Texas	28,753	28,753	5/26/2022	6/9/2027	1M SOFR Term + 3.65%	7.78%	71.0%
Senior Debt 45	4	Multifamily	Texas	16,903	16,903	5/26/2022	6/9/2027	1M SOFR Term + 3.65%	7.78%	73.9%
Senior Debt 46	4	Multifamily	North Carolina	44,483	44,483	6/1/2022	6/9/2027	1M SOFR Term + 2.75%	6.88%	75.9%
Senior Debt 47	2	Multifamily	Georgia	64,850	64,850	6/14/2022	6/9/2027	1M SOFR Term + 3.45%	7.58%	71.6%
Senior Debt 48	3	Hospitality	District of Columbia	38,502	38,502	8/2/2022	8/9/2027	1M SOFR Term + 5.00%	9.13%	71.2%
Senior Debt 49	2	Hospitality	Alabama	18,219	18,219	9/20/2022	10/9/2027	1M SOFR Term + 5.75%	9.88%	62.1%
Senior Debt 50	2	Multifamily	North Carolina	50,551	50,551	12/29/2022	1/9/2029	1M SOFR Term + 4.20%	8.33%	70.1%
Senior Debt 51	2	Multifamily	South Carolina	50,800	50,800	12/2/2022	12/9/2027	1M SOFR Term + 3.75%	7.88%	64.6%
Senior Debt 52	2	Hospitality	Various	94,047	93,908	2/9/2023	5/9/2028	1M SOFR Term + 4.00%	8.13%	53.6%
Senior Debt 53	2	Multifamily	Texas	14,750	14,727	6/28/2024	7/9/2029	1M SOFR Term + 2.80%	6.93%	71.5%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4)(5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 54	3	Multifamily	District of Columbia	20,912	20,912	6/30/2023	7/9/2026	1M SOFR Term + 4.45%	8.58%	29.4%
Senior Debt 55	2	Manufactured Housing	Florida	24,578	24,578	7/28/2023	8/9/2028	1M SOFR Term + 4.25%	8.38%	43.2%
Senior Debt 56	2	Multifamily	New York	19,793	19,849	6/28/2023	7/9/2028	4.75%	4.75%	85.7%
Senior Debt 57	3	Multifamily	Texas	78,996	78,996	8/1/2023	8/9/2028	1M SOFR Term + 3.20%	7.33%	58.7%
Senior Debt 58	2	Hospitality	Georgia	18,086	18,048	8/17/2023	9/9/2028	1M SOFR Term + 4.85%	8.98%	53.5%
Senior Debt 59	2	Industrial	South Carolina	23,449	23,322	3/21/2024	10/9/2027	1M SOFR Term + 4.75%	9.50%	—%
Senior Debt 60	2	Multifamily	Texas	38,750	38,739	10/18/2023	11/9/2026	1M SOFR Term + 4.50%	9.00%	62.4%
Senior Debt 61	2	Hospitality	Florida	31,300	31,206	10/17/2023	11/9/2028	1M SOFR Term + 4.25%	8.59%	48.9%
Senior Debt 62	2	Multifamily	Texas	42,750	42,738	10/17/2023	11/9/2026	1M SOFR Term + 3.85%	7.98%	61.4%
Senior Debt 63	2	Multifamily	Texas	19,429	19,368	10/12/2023	10/9/2028	1M SOFR Term + 3.20%	7.33%	55.1%
Senior Debt 64	2	Multifamily	Texas	22,500	22,500	12/6/2023	12/9/2026	1M SOFR Term + 3.75%	8.50%	63.6%
Senior Debt 65	2	Multifamily	Texas	35,880	35,880	2/14/2024	2/9/2026	9.00%	9.00%	84.4%
Senior Debt 66	3	Hospitality	Colorado	32,750	32,670	2/5/2024	2/9/2029	1M SOFR Term + 4.50%	8.82%	41.6%
Senior Debt 67	2	Hospitality	Nevada	25,750	25,727	12/15/2023	1/9/2028	1M SOFR Term + 3.95%	8.08%	42.4%
Senior Debt 68	2	Industrial	California	35,686	35,520	3/19/2024	10/6/2026	11.99%	11.99%	8.6%
Senior Debt 69	2	Multifamily	Florida	18,124	17,858	2/12/2024	8/9/2028	1M SOFR Term + 5.50%	9.63%	—%
Senior Debt 70	2	Multifamily	Florida	50,750	50,701	2/9/2024	8/9/2026	1M SOFR Term + 3.75%	7.88%	56.7%
Senior Debt 71	3	Multifamily	Texas	79,515	79,399	2/16/2024	3/9/2029	1M SOFR Term + 3.65%	7.78%	53.3%
Senior Debt 72	2	Multifamily	Florida	67,000	66,922	2/29/2024	3/9/2029	1M SOFR Term + 3.25%	7.38%	58.7%
Senior Debt 73	2	Industrial	North Carolina	75,000	74,904	3/7/2024	3/9/2029	1M SOFR Term + 2.70%	6.83%	58.6%
Senior Debt 74	2	Multifamily	Texas	23,118	23,017	3/7/2024	3/9/2029	1M SOFR Term + 3.75%	7.88%	57.2%
Senior Debt 75	2	Multifamily	Texas	40,000	39,937	4/24/2024	5/9/2028	1M SOFR Term + 2.95%	7.08%	70.4%
Senior Debt 76	2	Multifamily	Ohio	44,669	44,536	4/29/2024	5/9/2029	1M SOFR Term + 2.90%	7.03%	72.2%
Senior Debt 77	2	Multifamily	Texas	18,745	18,661	4/30/2024	5/9/2029	1M SOFR Term + 3.75%	7.88%	55.8%
Senior Debt 78	2	Multifamily	California	40,000	39,928	5/24/2024	6/9/2028	1M SOFR Term + 2.77%	6.90%	60.9%
Senior Debt 79	2	Multifamily	Connecticut	116,500	116,228	5/10/2024	5/9/2029	1M SOFR Term + 2.50%	6.63%	50.7%
Senior Debt 80	3	Hospitality	Florida	49,950	49,803	5/9/2024	6/9/2029	1M SOFR Term + 4.50%	8.63%	62.8%
Senior Debt 81	2	Hospitality	Various	27,375	27,406	6/6/2024	6/9/2029	1M SOFR Term + 4.43%	8.56%	44.6%
Senior Debt 82	2	Multifamily	Florida	9,323	9,286	6/3/2024	6/9/2029	1M SOFR Term + 2.95%	7.08%	56.0%
Senior Debt 83	2	Multifamily	Texas	23,799	23,709	6/7/2024	6/9/2029	1M SOFR Term + 2.85%	6.98%	64.5%
Senior Debt 84	2	Multifamily	Indiana	17,781	17,745	6/28/2024	7/9/2028	1M SOFR Term + 3.05%	7.18%	68.2%
Senior Debt 85	2	Retail	Wisconsin	1,986	1,989	6/20/2024	7/9/2026	5.50%	5.50%	73.0%
Senior Debt 86	2	Multifamily	Texas	7,500	7,500	6/25/2024	7/9/2027	1M SOFR Term + 3.80%	7.93%	80.0%
Senior Debt 87	2	Hospitality	Oregon	9,902	9,876	6/28/2024	7/9/2028	1M SOFR Term + 3.95%	8.08%	53.1%
Senior Debt 88	2	Multifamily	New Jersey	3,493	3,188	7/1/2024	7/9/2029	1M SOFR Term + 5.50%	9.63%	10.3%
Senior Debt 89	2	Multifamily	North Carolina	26,145	26,034	6/28/2024	7/9/2029	1M SOFR Term + 3.75%	7.88%	69.3%
Senior Debt 90	2	Hospitality	Texas	17,000	17,037	7/25/2024	8/9/2027	8.50%	8.50%	90.0%
Senior Debt 91	2	Multifamily	North Carolina	16,640	16,582	9/16/2024	10/9/2027	1M SOFR Term + 2.75%	6.88%	78.1%
Senior Debt 92	2	Multifamily	Tennessee	21,420	21,364	9/18/2024	10/9/2029	1M SOFR Term + 3.10%	7.23%	59.4%
Senior Debt 93	2	Multifamily	Florida	9,512	9,427	7/30/2024	8/9/2027	1M SOFR Term + 8.30%	12.43%	31.3%
Senior Debt 94	2	Multifamily	Florida	39,299	39,226	9/6/2024	9/9/2028	1M SOFR Term + 2.75%	6.88%	71.0%
Senior Debt 95	2	Multifamily	Florida	72,910	72,771	9/6/2024	9/9/2028	1M SOFR Term + 2.75%	6.88%	72.7%
Senior Debt 96	2	Multifamily	Florida	24,124	24,074	9/6/2024	9/9/2028	1M SOFR Term + 2.75%	6.88%	71.3%
Senior Debt 97	2	Multifamily	New York	14,425	14,425	8/7/2024	8/9/2029	1M SOFR Term + 5.25%	9.38%	53.6%
Senior Debt 98	3	Hospitality	Texas	14,130	14,098	8/9/2024	8/9/2028	1M SOFR Term + 4.00%	9.00%	63.7%
Senior Debt 99	2	Industrial	Texas	28,688	28,551	10/9/2024	10/9/2029	1M SOFR Term + 3.75%	7.88%	71.7%
Senior Debt 100	2	Multifamily	New York	21,795	21,729	11/22/2024	12/9/2027	1M SOFR Term + 3.75%	8.50%	29.2%
Senior Debt 101	2	Multifamily	Texas	18,523	18,455	11/12/2024	11/9/2029	1M SOFR Term + 2.95%	7.08%	66.9%
Senior Debt 102	2	Hospitality	Florida	16,088	15,987	11/6/2024	11/9/2029	1M SOFR Term + 4.75%	8.88%	75.8%
Senior Debt 103	2	Multifamily	New York	34,781	34,670	11/19/2024	12/9/2029	1M SOFR Term + 2.95%	7.08%	80.8%
Senior Debt 104	2	Multifamily	Florida	29,808	29,716	12/5/2024	12/9/2027	1M SOFR Term + 3.50%	7.63%	67.7%
Senior Debt 105	2	Multifamily	Georgia	53,973	53,820	11/1/2024	11/9/2029	1M SOFR Term + 2.95%	7.08%	71.1%
Senior Debt 106	2	Multifamily	Georgia	30,872	30,713	11/8/2024	11/9/2029	1M SOFR Term + 2.75%	6.88%	63.5%
Senior Debt 107	2	Multifamily	North Carolina	18,100	18,042	11/25/2024	12/9/2028	5.50%	5.50%	70.6%
Senior Debt 108	2	Mixed Use	New York	58,685	58,627	12/4/2024	12/9/2025	1M SOFR Term + 5.35%	9.48%	53.3%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4)(5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 109	2	Industrial	Tennessee	13,441	13,395	12/6/2024	12/9/2027	1M SOFR Term + 3.50%	7.63%	59.7%
Senior Debt 110	2	Multifamily	South Carolina	24,359	24,267	12/9/2024	12/9/2028	1M SOFR Term + 3.25%	7.38%	76.3%
Senior Debt 111	2	Multifamily	North Carolina	31,162	29,969	12/20/2024	1/9/2028	4.25%	4.25%	87.3%
Senior Debt 112	2	Hospitality	Texas	14,409	14,363	12/27/2024	1/9/2028	1M SOFR Term + 3.25%	7.38%	40.3%
Senior Debt 113	2	Multifamily	North Carolina	17,263	17,171	12/30/2024	1/9/2030	1M SOFR Term + 3.25%	7.38%	69.5%
Senior Debt 114	2	Multifamily	Tennessee	19,355	19,287	2/13/2025	2/9/2029	1M SOFR Term + 2.90%	7.03%	69.6%
Senior Debt 115	2	Multifamily	Texas	22,180	22,105	1/16/2025	2/9/2029	1M SOFR Term + 3.25%	7.38%	57.7%
Senior Debt 116	2	Multifamily	Texas	15,089	15,037	1/16/2025	2/9/2028	1M SOFR Term + 3.25%	7.38%	75.0%
Senior Debt 117	2	Multifamily	Florida	4,756	4,412	1/15/2025	2/9/2030	1M SOFR Term + 4.00%	8.13%	—%
Senior Debt 118	2	Multifamily	Texas	60,000	59,796	1/24/2025	2/9/2029	1M SOFR Term + 2.50%	6.63%	86.7%
Senior Debt 119	2	Hospitality	New York	49,620	49,549	1/10/2025	1/9/2029	1M SOFR Term + 3.41%	7.54%	48.4%
Senior Debt 120	2	Multifamily	Oklahoma	20,782	20,857	6/27/2025	7/9/2029	1M SOFR Term + 3.75%	7.88%	69.1%
Senior Debt 121	2	Multifamily	Texas	56,500	54,658	2/12/2025	2/9/2029	4.75%	4.75%	88.6%
Senior Debt 122	2	Multifamily	Texas	32,000	31,307	3/31/2025	4/9/2028	5.25%	5.25%	76.7%
Senior Debt 123	2	Multifamily	Texas	4,055	3,720	3/26/2025	10/9/2029	1M SOFR Term + 6.00%	10.13%	—%
Senior Debt 124	2	Multifamily	North Carolina	6,279	6,241	5/30/2025	6/9/2030	1M SOFR Term + 3.25%	7.38%	69.1%
Senior Debt 125	2	Industrial	Virginia	6,123	6,083	6/4/2025	6/9/2030	1M SOFR Term + 3.25%	7.38%	36.0%
Senior Debt 126	2	Multifamily	Texas	19,250	19,335	6/20/2025	1/9/2028	6.65%	6.65%	75.5%
Senior Debt 127	2	Multifamily	South Carolina	9,150	9,106	7/1/2025	7/9/2030	1M SOFR Term + 3.25%	7.38%	72.1%
Senior Debt 128	2	Multifamily	Texas	12,000	12,056	8/1/2025	8/9/2028	6.75%	6.75%	80.5%
Senior Debt 129	2	Multifamily	Florida	6,681	6,648	9/5/2025	9/9/2028	1M SOFR Term + 3.35%	7.48%	68.2%
Senior Debt 130(8)	2	Condominium (Multi)	Tennessee	—	—	8/18/2025	9/9/2030	1M SOFR Term + 6.25%	—%	—%
Senior Debt 131	2	Mixed Use	North Carolina	9,312	9,260	8/19/2025	9/9/2029	1M SOFR Term + 3.25%	7.38%	60.7%
Senior Debt 132(8)	2	Multifamily	Various	—	—	8/15/2025	2/9/2028	1M SOFR Term + 5.05%	—%	—%
Senior Debt 133	2	Multifamily	Texas	6,848	6,808	8/21/2025	9/9/2030	1M SOFR Term + 2.75%	6.88%	68.6%
Senior Debt 134	2	Multifamily	Florida	38,250	38,066	8/27/2025	9/9/2029	1M SOFR Term + 3.08%	7.21%	73.8%
Senior Debt 135	2	Multifamily	Various	43,534	43,319	9/16/2025	10/9/2029	1M SOFR Term + 2.90%	7.03%	72.8%
Senior Debt 136	2	Multifamily	Nevada	10,000	9,950	9/29/2025	10/9/2030	1M SOFR Term + 2.65%	6.78%	72.2%
Senior Debt 137	2	Multifamily	New Jersey	7,281	7,217	9/30/2025	10/9/2029	1M SOFR Term + 5.05%	9.18%	69.3%
Mezzanine Loan 1	3	Multifamily	District of Columbia	11,700	11,700	6/30/2023	7/9/2026	1M SOFR Term + 4.45%	8.58%	45.2%
Mezzanine Loan 2	2	Multifamily	California	4,000	3,993	5/24/2024	6/9/2028	1M SOFR Term + 3.67%	7.80%	60.9%
Mezzanine Loan 3	2	Multifamily	New Jersey	5,255	5,104	7/1/2024	7/9/2029	1M SOFR Term + 11.90%	16.03%	10.3%
Mezzanine Loan 4	2	Multifamily	New York	1,725	1,725	8/7/2024	8/9/2029	1M SOFR Term + 12.75%	16.88%	59.6%
Mezzanine Loan 5	2	Multifamily	New York	2,095	2,088	11/19/2024	12/9/2029	1M SOFR Term + 8.23%	12.36%	85.6%
Mezzanine Loan 6	2	Mixed Use	New York	7,527	7,519	12/4/2024	12/9/2025	16.00%	16.00%	60.2%
Mezzanine Loan 7	2	Hospitality	Texas	1,417	1,411	12/27/2024	1/9/2028	1M SOFR Term + 10.51%	14.64%	44.3%
Mezzanine Loan 8	2	Hospitality	New York	6,202	6,193	1/10/2025	1/9/2029	1M SOFR Term + 11.00%	15.13%	4.3%
Mezzanine Loan 9	2	Multifamily	Texas	782	716	3/26/2025	10/9/2029	1M SOFR Term + 15.25%	19.38%	—%
Mezzanine Loan 10(8)	2	Condominium (Multi)	Tennessee	—	—	8/18/2025	9/9/2030	1M SOFR Term + 13.33%	—%	—%
Total/Weighted Average				$4,424,832	$4,412,781				7.59%	64.8%
________________________
(1) For a discussion of risk ratings, see Note 5 - Commercial Mortgage Loans in our Consolidated Financial Statements included in this Form 10-Q.
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
(8) Commitment on the loan was unfunded as of September 30, 2025.
The following table shows selected data from our commercial mortgage loans, held for sale, measured at fair value as of September 30, 2025 (dollars in thousands):

Type	Investment Type	State	Fair Value	Interest Rate	Effective Yield
TRS Conduit Debt 1	Non-Agency	Maryland	$66,500	6.58%	6.58%
Fannie Mae(2)	Agency Loan	Various	178,818	4.88%	4.88%
Freddie Mac(2)	Agency Loan	Various	279,636	5.84%	5.84%
Ginnie Mae(2)	Agency Loan	Various	94,077	6.07%	6.07%
Total/Weighted Average			$619,031	5.68%	5.68%
________________________
(1) LTV represents the ratio of the loan amount to the appraised value of the property at the time of origination.
(2) Interest rates and effective yields represent weighted averages.
The following table shows selected data from our commercial mortgage loans, held for sale assets in our portfolio as of September 30, 2025 (dollars in thousands):

Loan Type	Property Type	State	Par Value	Interest Rate	Effective Yield	Loan to Value(1)
HFS Senior Loan 1	Retail	Various	33,909	6.00%	6.00%	67.30%
HFS Mezzanine Loan 2	Multifamily	Florida	7,000	8.00%	12.13%	80.71%
Total/Weighted Average			$40,909	6.34%	7.05%	69.6%
________________________
(1) LTV represents the ratio of the loan amount to the appraised value of the property at the time of origination.
The following table shows selected data from our real estate owned, held for investment assets in our portfolio as of September 30, 2025 (dollars in thousands):

Type	Acquisition Date	Primary Location	Property Type	Real Estate Owned, Net	Intangible Lease Asset, Net	Total
Real Estate Owned 1	September 2021	Jeffersonville, GA	Industrial	$81,417	$37,674	$119,091
Real Estate Owned 2	August 2023	Portland, OR	Office	18,436	—	18,436
Total				$99,853	$37,674	$137,527
The following table shows selected data from our real estate owned, held for sale assets in our portfolio as of September 30, 2025 (dollars in thousands):

Type	Acquisition Date	Primary Location(s)	Property Type	Assets, Net	Liabilities, Net
Real Estate Owned, held for sale 1	Various	Various	Retail	$7,183	$562
Real Estate Owned, held for sale 2	February 2025	Denver, CO	Office	17,197	1,648
Real Estate Owned, held for sale 3	Various	Various	Multifamily	191,995	4,150
Total				$216,375	$6,360

The following table shows selected data from our equity method investments, in our portfolio as of September 30, 2025 (dollars in thousands):

Type	Investment Date	Primary Location(s)	Investment Type	Investment Amount
Equity Method Investment 1	December 2024	West New York, NJ	Mixed Use Property	$13,548
Equity Method Investment 2	May 2025	Commerce, CA	Industrial Property	8,872
Equity Method Investment 3	July 2025	N/A	Multifamily Bridge Lending	24,263
Equity Method Investment 4	July 2025	N/A	Multifamily Affordable Debt Lending	22,388
Total				$69,071
The following table shows selected data from our real estate securities, measured at fair value as of September 30, 2025 (dollars in thousands):

Type	Interest Rate	Maturity	Par Value	Fair Value	Effective Yield
CMBS 1	1 month SOFR + 1.74%	6/15/2030	$5,190	$5,185	5.87%
CMBS 2	1 month SOFR + 2.94%	6/15/2030	17,490	17,605	7.07%
CMBS 3	1 month SOFR + 2.94%	1/15/2030	22,309	22,379	7.07%
CMBS 4	1 month SOFR + 3.95%	6/15/2030	22,934	23,012	8.08%
CMBS 5	1 month SOFR + 3.00%	6/15/2030	14,370	14,459	7.13%
Total/Weighted Average			$82,293	$82,640	7.29%

Results of Operations
The Company conducts its business through the following segments:
•The real estate debt business focuses on originating, acquiring and asset managing commercial real estate debt investments, including first mortgages, subordinate mortgages, mezzanine loans and participations in such loans. The business also focuses on investing in and asset managing real estate securities, historically focusing on CMBS, CMBS bonds, CDO notes, and other securities.
•The agency business focuses on originating, selling, and servicing loans under programs offered by GSE’s and Agencies, such as Fannie Mae, Freddie Mac, Ginnie Mae, and HUD. Additionally, the business services external portfolios of commercial real estate financing products.
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

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities, agency and conduit programs.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Nine Months Ended
	September 30, 2025			September 30, 2024
	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)
Interest-earning assets:
Real estate debt	$4,681,119	$312,192	8.9%	$5,227,776	$379,321	9.7%
Agency debt	142,131	6,286	5.9%	—	—	—%
Real estate conduit	38,027	3,584	12.6%	45,257	4,862	14.3%
Real estate securities	110,827	6,245	7.5%	220,401	13,390	8.1%
Total	$4,972,104	$328,307	8.8%	$5,493,434	$397,573	9.6%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$647,990	$36,198	7.4%	$550,707	$36,876	8.9%
Other financing and loan participation - commercial mortgage loans	12,865	585	6.1%	17,501	771	5.9%
Repurchase agreements - real estate securities	153,208	6,161	5.4%	215,072	10,109	6.3%
Collateralized loan obligations	3,171,987	165,584	7.0%	3,501,588	204,505	7.8%
Unsecured debt	135,249	8,770	8.6%	81,333	5,681	9.3%
Total	$4,121,299	$217,298	7.0%	$4,366,201	$257,942	7.9%
Net interest income/spread		$111,009	1.8%		$139,631	1.7%
Average leverage %(6)	82.9%			79.5%
Weighted average levered yield(7)			17.4%			16.5%
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the nine months ended September 30, 2025 and 2024, respectively.
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
Interest Income
Interest income for the nine months ended September 30, 2025 and 2024 totaled $331.2 million and $398.3 million, respectively, a decrease of $67.1 million. The decrease was primarily due to an approximate 98 basis point decrease in daily average SOFR and SOFR equivalent rates coupled with a decrease of $546.7 million in the average carrying balance of our real estate debt. As of September 30, 2025, our portfolio consisted of (i) 147 commercial mortgage loans, held for investment, (ii) 36 commercial mortgage loans, held for sale, measured at fair value, (iii) two commercial mortgage loans, held for sale and (iv) five real estate securities, available for sale, measured at fair value. As of September 30, 2024, our portfolio consisted of (i) 157 commercial mortgage loans, held for investment, and (ii) ten real estate securities, available for sale, measured at fair value.

Interest Expense
Interest expense for the nine months ended September 30, 2025 and 2024 was $217.3 million and $257.9 million, respectively, a decrease of $40.6 million. The decrease was primarily due to an approximate 98 basis point decrease in daily average SOFR and SOFR equivalent rates coupled with a decrease of $329.6 million in the average carrying value of our collateralized loan obligations.
Gain/(Loss) on Sales, including fee-based services, net
Gain on sales, including fee-based services, net for the nine months ended September 30, 2025 and 2024 was $34.7 million and $13.1 million, respectively. The increase was primarily due to agency loans originated and sold from our Agency segment, which we acquired though the NewPoint acquisition on July 1, 2025.
Mortgage Servicing Rights
Income from mortgage servicing rights for the nine months ended September 30, 2025 was $19.7 million which related to the fair value on originated MSR's loans rate locked under programs with Fannie Mae, Freddie Mac and HUD. The Company did not have income from mortgage servicing rights for the nine months ended September 30, 2024.
Servicing Revenue
Servicing revenue for the nine months ended September 30, 2025 was $3.6 million which related to $11.7 million of servicing fee income and $7.9 million in interest on borrower escrows and reserves. This is offset by $15.9 million in reductions to the MSR for amortization, payoffs and impairment. The Company did not have servicing revenue for the nine months ended September 30, 2024.
Gain/(Loss) on Derivatives
Loss on derivatives for the nine months ended September 30, 2025 and 2024 was $0.5 million and $1.3 million, respectively. For the nine months ended September 30, 2025, the loss was composed of a $1.0 million unrealized loss related to mark to market on credit default swaps, treasury note futures, and options, partially offset by a $0.5 million realized gain due to the termination and settlement of treasury note futures. This is compared to a $1.3 million loss for the nine months ended September 30, 2025 related to the termination and settlement of credit default swaps, treasury note futures, and options.
Revenue from Real Estate Owned
For the nine months ended September 30, 2025 and 2024, revenue from real estate owned was $22.4 million and $14.2 million, respectively. The $8.2 million increase was primarily the result of rental income from obtaining possession of additional multifamily and office properties brought on as real estate owned for the nine months ended September 30, 2025.
Provision/(Benefit) for Credit losses
Benefit for credit losses was $4.0 million during the nine months ended September 30, 2025 compared to a provision of $34.8 million during the nine months ended September 30, 2024.
For the nine months ended September 30, 2025, general benefit for credit losses was $5.7 million compared to a provision of $1.3 million during the nine months ended September 30, 2024. General benefit for the nine months ended September 30, 2025 is primarily due to a decrease in the size of the overall portfolio. General provision for the nine months ended September 30, 2024 was attributable to a more pessimistic view of the macroeconomic scenario utilized for the CECL model compared to preceding periods.
For the nine months ended September 30, 2025, the increase in specific reserve of $2.7 million was primarily related to (i) a non-performing loan secured by a multifamily property in Texas which we foreclosed on during the second quarter and (ii) a non-performing loan secured by a multifamily property in Pennsylvania, partially offset by a the reversal of a specific reserve on a non-performing loan secured by an office property in Georgia. For the nine months ended September 30, 2024, the increase in specific reserve of $33.5 million was related to two non-performing loans collateralized by office properties coupled with foreclosures on non-performing loans collateralized by multifamily properties located in Oklahoma and North Carolina.
For the nine months ended September 30, 2025, allowance for loss sharing decreased by $1.0 million which related to a $2.7 million decrease to the general CECL reserve due to an increased overall economic outlook. This was offset by a $1.7 million increase in the specific loan reserve due to new at risk loans added to the reserve.

Realized Gain/(Loss) on Real Estate Securities, Available for Sale
Realized gain on real estate securities, available for sale for the nine months ended September 30, 2025 was $0.1 million related to eight sales of our CRE CLO bonds. This is compared to a gain of $0.1 million for the nine months ended September 30, 2024 related to six sales of our CRE CLO bonds.
Gain/(Loss) on Other Real Estate Investments
Loss on other real estate investments for the nine months ended September 30, 2025 was $1.7 million primarily due to sales of our multifamily and retail properties, losses related to the onboarding of real estate owned, held for sale, multifamily and office properties and fair value write downs on three of our multifamily properties, partially offset by settled litigation regarding the Walgreens Portfolio. This is compared to a loss of $8.4 million for the nine months ended September 30, 2024 primarily due to sales and write offs related to the Walgreens Portfolio coupled with the onboarding of real estate owned, held for sale, multifamily properties.
Income/(loss) from equity method investments
Income from equity method investments for the nine months ended September 30, 2025 was $0.2 million related to the Company's net allocated percentage of income generated by our equity method investments. The Company did not have any equity method investments or income during the nine months ended September 30, 2024.
(Provision)/Benefit for Income Tax
Benefit for income tax for the nine months ended September 30, 2025 was $2.4 million compared to a provision of $0.9 million for the nine months ended September 30, 2024. The difference is related to changes in taxable earnings in our TRS segment.
Net (Income)/Loss Attributable to Non-controlling Interest
Net income attributable to non-controlling interest in our consolidated joint ventures for the nine months ended September 30, 2025 was $1.1 million compared to a net loss of $3.1 million for the nine months ended September 30, 2024.
Expenses from Operations
Expenses from operations for the nine months ended September 30, 2025 and 2024 consisted of the following (dollars in thousands):

	Nine Months Ended
	September 30, 2025	September 30, 2024
Compensation and benefits	$34,434	$—
Asset management and subordinated performance fee	18,174	19,023
Acquisition expenses	739	688
Administrative services expenses	10,687	7,365
Professional fees	20,609	11,536
Other expenses	35,557	11,274
Depreciation and amortization	6,193	4,221
Share-based compensation	6,799	6,020
Total expenses from operations	$133,192	$60,127
For the nine months ended September 30, 2025, we incurred asset management and subordinated performance fees and administrative services expenses of $18.2 million and $10.7 million, respectively, which are payable to our Advisor under our asset management agreement. For the nine months ended September 30, 2025 compared to September 30, 2024, asset management and subordinated performance fees decreased due to decreases in applicable average equity between periods, while administrative services expenses increased due to the time spent on the NewPoint acquisition. Refer to Note 11 - Related Party Transactions and Arrangements for a summary of the Company's Advisory Agreement with the Advisor and a description of how our fees are calculated.

The increase in operating expense for the nine months ended September 30, 2025 was primarily related to (i) an increase in professional fees related to the NewPoint acquisition, (ii) an increase in other expenses related to property operating expenses and third party management fees incurred in order to operate various real estate owned investments in our portfolio and (iii) compensation and benefits related to NewPoint. Historically, we did not have compensation and benefit expenses as the Company did not have employees.
Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended June 30, 2025
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities, agency and conduit programs.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2025 and June 30, 2025 (dollars in thousands):

	Three Months Ended
	September 30, 2025			June 30, 2025
	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)
Interest-earning assets:
Real estate debt	$4,499,821	$96,121	8.5%	$4,698,752	$107,539	9.2%
Agency debt	421,760	6,286	6.0%	—	—	—%
Real estate conduit	49,285	1,298	10.5%	9,687	826	34.1%
Real estate securities	83,466	1,577	7.6%	65,285	1,353	8.3%
Total	$5,054,332	$105,282	8.3%	$4,773,724	$109,718	9.2%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$1,020,416	$18,188	7.1%	$547,374	$10,480	7.7%
Other financing and loan participation - commercial mortgage loans	12,865	197	6.1%	12,865	195	6.1%
Repurchase agreements - real estate securities	130,688	1,767	5.4%	107,191	1,493	5.6%
Collateralized loan obligations	2,940,226	52,130	7.1%	3,170,357	55,151	7.0%
Unsecured debt	188,457	4,210	8.9%	135,606	2,894	8.5%
Total	$4,292,652	$76,492	7.1%	$3,973,393	$70,213	7.1%
Net interest income/spread		$28,789	1.2%		$39,505	2.1%
Average leverage %(6)	84.9%			83.2%
Weighted average levered yield(7)			15.1%			19.7%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the three months ended September 30, 2025 and June 30, 2025, respectively.
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
Interest Income
Interest income for the three months ended September 30, 2025 and June 30, 2025 totaled $106.2 million and $111.2 million, respectively, a decrease of $5.0 million. This decrease was primarily due to a decrease of $198.9 million in the average carrying balance of our real estate debt. Average SOFR and SOFR equivalent rates remained consistent quarter over quarter. As of September 30, 2025, our portfolio consisted of (i) 147 commercial mortgage loans, held for investment, (ii) 36 commercial mortgage loans, held for sale, measured at fair value and (iii) two commercial mortgage loans, held for sale and (iv) five real estate securities, available for sale, measured at fair value. As of June 30, 2025, our portfolio consisted of (i) 145 commercial mortgage loans, held for investment, (ii) three commercial mortgage loan, held for sale, measured at fair value and (iii) five real estate securities, available for sale, measured at fair value.
Interest Expense
Interest expense for the three months ended September 30, 2025 and June 30, 2025 totaled $76.5 million and $70.2 million, respectively, a increase of $6.3 million. The increase was primarily due to a increase of $473.0 million in the average carrying balance of our repurchase agreements - commercial mortgage loans. Average SOFR and SOFR equivalent rates remained consistent quarter over quarter.
(Gain)/loss on sales, including fee-based services, net
Gain on sales, including fee-based services, net for the three months ended September 30, 2025 and June 30, 2025 was $29.4 million and $0.3 million, respectively. The $29.1 million increase was primarily due to agency loans originated and sold from our Agency segment, which we acquired though the NewPoint acquisition on July 1, 2025.
Mortgage servicing rights
Income for mortgage servicing rights for the three months ended September 30, 2025 was $19.7 million which related to the fair value on originated MSR's loans rate locked under programs with Fannie Mae, Freddie Mac and HUD. The Company did not have income from mortgage servicing rights for the three months ended June 30, 2025.
Servicing Revenue
Servicing revenue for the three months ended September 30, 2025 was $3.6 million which related to $11.7 million of servicing fee income and $7.9 million in interest on borrower escrows and reserves. This is offset by $15.9 million in reductions to the MSR for amortization, payoffs and impairment. The Company did not have servicing revenue for the three months ended June 30, 2025.
(Gain)/Loss on derivatives
Loss on derivatives for the three months ended September 30, 2025 was $0.1 million composed of a $0.4 million realized loss related to the termination and settlement of credit default swaps and treasury note futures, partially offset by a $0.3 million unrealized gain related to mark to market on treasury yield futures, credit default swaps, and options. This is compared to a loss on derivatives for the three months ended June 30, 2025 of $0.2 million related to a $1.1 million unrealized loss on marks to market on credit default swaps, treasury note futures, and options, partially offset by a realized gain of $0.9 million due to the termination and settlement of treasury note futures.
Revenue from Real Estate Owned
For the three months ended September 30, 2025 and June 30, 2025, revenue from real estate owned was $7.2 million and $8.3 million, respectively. The $1.1 million decrease was primarily related to the sales of three multifamily assets for the three months ended September 30, 2025.
(Provision)/Benefit for Credit losses
Benefit for credit losses was $0.6 million and $1.5 million, respectively, during the three months ended September 30, 2025 and June 30, 2025.
For the three months ended September 30, 2025 and June 30, 2025, general benefit for credit losses was $1.5 million and $2.6 million, respectively. General benefit for both periods decreased primarily due to the portfolio turnover of older vintage loans with newly originated loans, coupled by a decrease in the overall size of our portfolio.
For the three months ended September 30, 2025 and June 30, 2025, specific provision for credit losses was $1.9 million and $1.1 million, respectively. For the three months ended September 30, 2025, the increase in specific reserve was primarily related to a non-performing loan secured by a multifamily property in Pennsylvania. For the three months ended June 30, 2025, the decrease in specific reserve was primarily related to a non-performing loan secured by a multifamily property in Texas which we foreclosed on during the second quarter.
For the three months ended September 30, 2025, allowance for loss sharing decreased by $1.0 million which related to a $2.7 million decrease to the general CECL reserve due to an increased overall economic outlook. This was offset by a $1.7 million increase in the specific loan reserve due to new at risk loans added to the reserve.

Realized Gain/(Loss) on Real Estate Securities, Available for Sale
The Company did not recognize a realized gain or loss on real estate securities, available for sale for the three months ended September 30, 2025. Realized gain on real estate securities, available for sale for the three months ended June 30, 2025 of $0.1 million related to eight sales of our CRE CLO bonds.
Gain/(Loss) on Other Real Estate Investments
Loss on other real estate investments for the three months ended September 30, 2025 was $2.1 million primarily related to the sales of a Walgreens asset and multifamily asset, coupled with the fair value write down on one multifamily property. This is compared to a gain on other real estate investments for the three months ended June 30, 2025 for $2.7 million primarily due to the sales and settled litigation regarding the Walgreens Portfolio, partially offset by losses related to the onboarding of one real estate owned, held for sale, multifamily properties, as well as fair value write downs on two multifamily properties.
Income/(loss) from equity method investments
For the three months ended September 30, 2025 and June 30, 2025, income from equity method investments was $6.0 thousand and $0.2 million, respectively. The decrease was primarily related to changes in the Company's net allocated percentage of income generated by our equity method investments.
(Provision)/Benefit for Income Tax
Benefit for income tax for the three months ended September 30, 2025 was $2.9 million compared to benefit of $0.1 million for the three months ended June 30, 2025. The difference is related to changes in taxable earnings in our TRS segment.
Net (Income)/Loss Attributable to Non-controlling Interest
Net income attributable to non-controlling interest in our consolidated joint ventures for the three months ended September 30, 2025 was $0.3 million compared to a net income of $1.2 million for the three months ended June 30, 2025.
Expenses from operations
Expenses from operations for the three months ended September 30, 2025 and June 30, 2025 consisted of the following (dollars in thousands):

	Three Months Ended
	September 30, 2025	June 30, 2025
Compensation and benefits	$34,434	$—
Asset management and subordinated performance fee	6,082	5,537
Acquisition expenses	265	175
Administrative services expenses	3,455	3,884
Professional fees	9,334	4,698
Share-based compensation	2,237	2,316
Depreciation and amortization	3,432	1,381
Other expenses	14,052	11,569
Total expenses from operations	$73,291	$29,560
For the three months ended September 30, 2025 we incurred asset management and subordinated performance fees and administrative services expenses of $6.1 million and $3.5 million respectively, which are payable to our Advisor under our asset management agreement. For the three months ended September 30, 2025 compared to June 30, 2025, asset management and subordinated performance fees increased due to increases in applicable average equity between periods. Refer to Note 18 - Related Party Transactions and Arrangements for a summary of the Company's Advisory Agreement with the Advisor and a description of how our fees are calculated.
The increase in operating expenses for the three months ended September 30, 2025 was primarily related to an (i) increase in professional fees related to the NewPoint acquisition, (ii) an increase in other expenses related to property operating expenses and third party management fees incurred in order to operate various real estate owned investments in our portfolio and (iii) compensation and benefits related to NewPoint. Historically, we did not have compensation and benefit expenses as the Company did not have employees.

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
Refer to "NewPoint Acquisition" above for a discussion of the anticipated impacts of the NewPoint acquisition on our financial results and liquidity.
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity and total leverage ratios:

	September 30, 2025	December 31, 2024
Net debt-to-equity ratio(1)	2.6x	2.6x
Total leverage ratio(2)	2.5x	2.7x
________________________
(1) Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, repurchase agreements - commercial mortgage loans, repurchase agreements - real estate securities, asset-specific financing arrangements, and unsecured debt, less cash and cash equivalents, to (ii) total equity and total redeemable convertible preferred stock, at period end. Recourse net debt-to-equity ratio was 0.8x and 0.3x as of September 30, 2025 and December 31, 2024, respectively.
(2) Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, repurchase agreements - commercial mortgage loans, repurchase agreements - real estate securities, asset-specific financing arrangements, and unsecured debt, to (ii) total equity and total redeemable convertible preferred stock, at period end. Recourse leverage ratio was 0.9x and 0.4x as of September 30, 2025 and December 31, 2024, respectively.
Sources of Liquidity
Our primary sources of liquidity include unrestricted cash, capacity in our collateralized loan obligations available for reinvestment, and financings available and in progress on financing lines.
Our current sources of near-term liquidity as of September 30, 2025 and December 31, 2024 are set forth in the following table (dollars in millions):

	September 30, 2025	December 31, 2024
Unrestricted cash	$117	$184
CLO reinvestment available(1)	21	12
Financings available & in progress(2)	384	339
Total	$522	$535
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
Collateralized Loan Obligations
As of September 30, 2025, the Company had $21.0 million of reinvestment capital available across all outstanding collateralized loan obligations. The following table shows the par value outstanding for each CLO and the respective reinvestment end dates (dollars in millions):

CLO Name	Debt Amount	Reinvestment End Date
2021-FL6 Issuer	$184.4	Ended
2021-FL7 Issuer	$309.6	Ended
2022-FL8 Issuer	$494.4	Ended
2022-FL9 Issuer	$367.4	Ended
2023-FL10 Issuer	$593.4	Ended
2024-FL11 Issuer	$886.2	10/08/27
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

The following tables summarize our Repo and Revolving Credit Facilities and our master repurchase agreements ("MRAs") for the nine months ended September 30, 2025, 2024, and 2023, respectively (dollars in thousands):

	As of September 30, 2025
	Amount Outstanding			Average Outstanding Balance
	Q1	Q2	Q3	Q1	Q2	Q3
Repurchase agreements and revolving credit facilities - commercial mortgage loans	$429,314	$573,093	$1,176,808	$426,898	$588,457	$1,076,364
Repurchase agreements, real estate securities	206,164	128,890	131,657	249,374	253,388	195,847
Total	$635,478	$701,983	$1,308,465	$676,272	$841,845	$1,272,211

	As of September 30, 2024
	Amount Outstanding			Average Outstanding Balance
	Q1	Q2	Q3	Q1	Q2	Q3
Repurchase agreements and revolving credit facilities - commercial mortgage loans	$412,556	$762,437	$183,761	$382,313	$671,561	$799,861
Repurchase agreements - real estate securities	194,769	243,646	241,266	217,012	249,442	259,977
Total	$607,325	$1,006,083	$425,027	$599,325	$921,003	$1,059,838

	As of September 30, 2023
	Amount Outstanding			Average Outstanding Balance
	Q1	Q2	Q3	Q1	Q2	Q3
Repurchase agreements and revolving credit facilities - commercial mortgage loans	$604,421	$695,039	$249,345	$725,300	$796,659	$816,929
Repurchase agreements - real estate securities	107,934	176,993	240,010	217,389	209,025	349,878
Repurchase agreements - real estate securities, held as trading	121,000	113,000	—	149,387	117,159	57,242
Total	$833,355	$985,032	$489,355	$1,092,076	$1,122,843	$1,224,049
The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the nine months ended September 30, 2025, the maximum average outstanding balance was $1.5 billion, of which $1.3 billion was related to repurchase agreements on our commercial mortgage loans and $0.2 billion for repurchase agreements on our real estate securities.
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
In September 2025, the Company's board of directors declared the following: (i) a third quarter 2025 dividend of $0.355 per share on the Company's common stock (equivalent to $1.42 per annum), (ii) a third quarter 2025 dividend of $106.22 per share on the Company’s Series H Preferred Stock, and (iii) a third quarter 2025 dividend of $0.46875 per share on the Company’s Series E Preferred Stock, all of which were paid in October 2025 to holders of record as of September 30, 2025.
Under the DRIP, the Company may elect to supply shares for reinvestment via newly issued shares of common stock or via shares of common stock purchased by the DRIP administrator on the open market. During the nine months ended September 30, 2025 and 2024, no shares were newly issued, and 120,067 and 125,350 shares of common stock were purchased, respectively, by the administrator under the dividend reinvestment component of the DRIP.
During the nine months ended September 30, 2025 and 2024, the Company paid an aggregate of $88.9 million and $88.4 million, respectively, of common stock distributions.
Refer to "NewPoint Acquisition" above with respect to the expected distributions associated with the Class A units issued in the acquisition.

Cash Flows
The following table sets forth changes in cash, cash equivalents and restricted cash for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities	$(20,069)	$112,322
Cash Flows From Investing Activities	473,703	(420,438)
Cash Flows From Financing Activities	(506,635)	318,302
Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$(53,001)	$10,186
Cash Flows from Operating Activities
During the nine months ended September 30, 2025, cash outflows of $20.1 million from operating activities were primarily driven by (i) net income of $65.7 million, (ii) net outflows of $101.0 million related to originations, sales or repayment of commercial mortgage loans, held for sale, measured at fair value and (iii) certain non-cash income.
During the nine months ended September 30, 2024, cash inflows of $112.3 million from operating activities were primarily driven by (i) net income of $62.2 million, partially offset by net cash outflows of $13.1 million related to originations, sales and repayment of commercial mortgage loans, held for sale, measured at fair value and (iii) certain non-cash income.
Cash Flows from Investing Activities
During the nine months ended September 30, 2025, cash inflows of $473.7 million from investing activities were primarily driven by (i) proceeds from principal repayments of $982.9 million received on commercial mortgage loans, held for investment, (ii) proceeds received from the sale or paydown of real estate securities of $182.3 million, (iii) proceeds from the sale of real estate owned, held for sale assets of $50.4 million and (iv) proceeds from sale of commercial mortgage loans, held for investment of $35.2 million. Inflows were partially offset by (i) the origination and purchase of $406.1 million of commercial mortgage loans, held for investment, (ii) purchase of real estate securities, available for sale for $61.3 million and (iii) the acquisition of NewPoint Holdings JV LLC for $297.3 million.
During the nine months ended September 30, 2024, our cash outflows of $420.4 million from investing activities were primarily driven by (i) the origination and purchase of $1.4 billion of commercial mortgage loans, held for investment and (ii) the purchase of real estate securities, available for sale for $57.1 million. Outflows were partially offset by (i) proceeds from principal repayments of $834.7 million received on commercial mortgage loans, held for investment, (ii) proceeds received from the sale of real estate securities of $90.3 million, (iii) proceeds from the sale of real estate owned, held for sale assets of $110.1 million, and (iv) proceeds from sale of commercial mortgage loans, held for investment of $26.0 million.
Cash Flows from Financing Activities
During the nine months ended September 30, 2025, cash outflows of $506.6 million from financing activities were primarily driven by (i) repayments from borrowings on collateralized loan obligations of $821.8 million, (ii) net repayments on repurchase agreements for real estate securities of $105.0 million and (iii) $109.1 million of distributions paid to shareholders. Outflows were partially offset by (i) net proceeds on repurchase agreements and revolving credit facilities for commercial mortgage loans of $433.2 million and (ii) borrowings from new issuance of unsecured debt of $107.0 million.
During the nine months ended September 30, 2024, cash inflows of $318.3 million from financing activities were primarily driven by (i) net borrowings on collateralized loan obligations of $531.0 million and (ii) net borrowings on repurchase agreements for real estate securities of $67.2 million. Inflows were partially offset by (i) net repayments on repurchase agreements and revolving credit facilities for commercial mortgage loans of $115.9 million, (ii) repayments on our other financings of $23.7 million, (iii) $108.7 million of distributions paid to shareholders and (iv) distributions paid to noncontrolling interest of $16.2 million.

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

Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of September 30, 2025 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments(1)	$92,365	$347,515	$—	$—	$439,880
Repurchase agreements - commercial mortgage loans	989,161	187,647	—	—	1,176,808
Repurchase agreements - real estate securities	131,657	—	—	—	131,657
CLOs(2)	—	—	—	2,835,288	2,835,288
Mortgage Note Payable	23,998	—	—	—	23,998
Unsecured debt	—	25,000	82,000	82,500	189,500
Other financings	—	12,865		—	12,865
Total	$1,237,181	$573,027	$82,000	$2,917,788	$4,809,996
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $532.2 million of CLO notes, held by the Company, which are eliminated within the Collateralized loan obligations line of the consolidated balance sheet as of September 30, 2025. This reflects the contractual CLO maturity dates.

The table does not include the cash consideration the Company paid when the NewPoint acquisition was consummated on July 1, 2025. Refer to Note 16 - Commitments and Contingencies in the accompanying financial statements for more information.
In addition to its cash requirements, the Company pays a quarterly dividend and has an existing share repurchase authorization. As of September 30, 2025, the Company’s quarterly cash dividend was $0.355 per share of common stock (which was paid on an as-converted basis on the Company’s shares of Series H Preferred Stock), and $0.46875 per share on the Company’s shares of Series E Preferred Stock. The payment of future dividends is subject to declaration by the board of directors. The Company’s board of directors also has authorized a $65 million share repurchase program, of which $31.1 million remained available as of September 30, 2025. The authorization does not obligate the Company to acquire any specific number of shares.
Refer to the "NewPoint Acquisition" above with respect to the expected distributions associated with the Class A units issued in the acquisition.
Related Party Arrangements
Refer to “Note 18 - Related Party Transactions and Arrangements” for a summary of the Company’s related party arrangements.

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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Distributable Earnings to Common for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP Net Income (Loss)	$17,616	$30,173	$65,705	$62,235
Adjustments:
Unrealized (gain)/loss on financial instruments(1)	1,888	2,486	2,645	8,435
Subordinated performance fee(2)	(270)	(3,438)	(810)	(6,150)
Non-cash compensation expense	5,185	2,134	9,747	6,020
Depreciation and amortization, net	3,427	1,387	6,188	4,221
Transaction-related and non-recurring items(3)	3,997	—	8,818	—
(Reversal of)/provision for credit losses	(569)	(268)	(3,954)	34,790
Income from mortgage servicing rights	(19,745)	—	(19,745)	—
Amortization and write-offs of MSRs	15,924	—	15,924	—
Fair value adjustments on equity investments	904	—	904	—
Distributable Earnings before realized loss	$28,357	$32,474	$85,422	$109,551
Realized gain/(loss) adjustment on loans and REO(4)	(1,656)	(36,433)	(35,950)	(40,113)
Distributable Earnings	$26,701	$(3,959)	$49,472	$69,438
7.5% series E cumulative redeemable preferred stock dividend	(4,842)	(4,842)	(14,526)	(14,526)
Non-controlling interests in joint ventures net (income) / loss	(302)	1,441	(1,132)	3,124
Non-controlling interests in joint ventures adjusted net (income) / loss DE adjustments	(509)	(1,403)	235	(3,355)
Distributable Earnings to Common	$21,048	$(8,763)	$34,049	$54,681
Average common stock & common stock equivalents(5)	1,385,374	1,349,076	1,349,740	1,370,048
GAAP net income/(loss) ROE	3.6%	7.9%	4.9%	4.9%
Distributable earnings ROE	6.1%	(2.6)%	3.4%	5.3%
GAAP net income/(loss) per share, diluted	$0.12	$0.30	$0.51	$0.53
GAAP net income/(loss) per share, fully converted(6)	$0.13	$0.30	$0.55	$0.57
Distributable earnings per share, fully converted(6)	$0.22	$(0.10)	$0.37	$0.62
Distributable earnings per share before realized gain/(loss), fully converted(6)	$0.23	$0.31	$0.76	$1.07
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
(4) Represents amounts deemed nonrecoverable upon a realization event, which is generally at the time a loan is repaid, or in the case of a foreclosure or other property, when the underlying asset is sold. Amounts may also be deemed non-recoverable if, in our determination, it is nearly certain the carrying amounts will not be collected or realized upon sale. Amount may be different than the GAAP basis. As of September 30, 2025, the Company had $5.4 million of GAAP loss adjustments that will run through distributable earnings if and when cash losses are realized.

(5) Represents the average of all classes of equity except the Series E Preferred Stock.
(6) Fully Converted assumes conversion of our series of convertible preferred stock and Class A OP units along with full vesting of our outstanding equity compensation awards.

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
As of September 30, 2025 and December 31, 2024, our portfolio included 133 and 149 variable rate investments, respectively, based on LIBOR and SOFR (or “indexing rates”) for various terms. As of June 2023, the Company has fully transitioned all loans formerly on LIBOR indexing rates to SOFR indexing rates. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 basis points or decrease by 50 or 100 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity. The changes in the portfolio for each basis points increase/decrease is a change from the base scenario.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	September 30, 2025	December 31, 2024
(-) 100 Basis Points	2.15%	(1.09)%
(-) 50 Basis Points	(0.28)%	(1.47)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	1.59%	2.38%

Our Agency Business originates, sells and services a range of multifamily finance products with Fannie Mae, Freddie Mac, and HUD. Our loans held-for-sale to these agencies are not currently exposed to interest rate risk during the loan commitment, closing and delivery process. The sale or placement of each loan to an investor is negotiated prior to closing on the loan with the borrower, and the sale or placement is generally effectuated within 60 days of closing. The coupon rate for the loan is set after we establish the interest rate with the investor.
As a result of the NewPoint acquisition on July 1, 2025, we operate an agency business that focuses on the origination and servicing of agency mortgages. The fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets will be the discount rates which are influenced by interest rates and conditional prepayment rates ("CPR"). A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $7.2 million at September 30, 2025, while a 100 basis point decrease would increase the fair value by $7.7 million.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
Please refer to “Litigation and Regulatory Proceedings” in "Note 16 - Commitments and Contingencies" to the consolidated financial statements included in this report. The Company believes that those proceedings, individually or in the aggregate, will not have a material impact on the Company’s financial condition, operating results or cash flows.
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
The Company did not repurchase shares of common stock through its share repurchase program during the three months ended September 30, 2025.
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
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Benefit Street Partners Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin BSP Realty Trust, Inc.
November 5, 2025	By	/s/ Richard J. Byrne
Name: Richard J. Byrne
Title: Chief Executive Officer
(Principal Executive Officer)

November 5, 2025	By	/s/ Jerome S. Baglien
Name: Jerome S. Baglien
Title: Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)