Form 10-K
period 2025-12-31
Franklin BSP Realty Trust, Inc.
filed 2026-02-25
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The aggregate market value of the voting and non-voting common equity (not including shares of common stock underlying outstanding shares of convertible preferred stock) held by non-affiliates as of June 30, 2025 was $858.0 million.
The number of outstanding shares of the registrant's common stock as of February 19, 2026 was 80,965,793 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed by Franklin BSP Realty Trust, Inc. with the Securities and Exchange Commission pursuant to Regulation 14A relating to the registrant’s Annual Meeting of Stockholders to be held on May 27, 2026 will be incorporated by reference in this Form 10-K in response to Items 10, 11, 12, 13 and 14 of Part III. The definitive proxy statement will be filed with the SEC not later than 120 days after the registrant’s fiscal year ended December 31, 2025.

FRANKLIN BSP REALTY TRUST, INC.

FORM 10-K
Year Ended December 31, 2025

i

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Franklin BSP Realty Trust, Inc. (“we,” “our,” “us,” or the “Company”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes," “estimates,” “expects,” “plans,” “intends,” “should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
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
•our ability to recover unpaid principal on defaulted loans and reinvest it in income producing assets;
•the degree and nature of our competition;
•the ability of us and our external advisor to retain qualified personnel;
•impairments in the value of real estate property securing our loans or that we own;
•our ability to recover or mitigate estimated losses on non-performing assets;
•the impact of national health crises or international military conflicts; and
•our ability to maintain our qualification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.
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
•We may use collateralized debt and loan obligation securitization markets to provide long-term financing for our loans and investments which may not be available.
•Lenders often require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions.
•Changes in interest rates, particularly short-term interest rates, may significantly influence our net income.
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
•Subordinate commercial real estate debt that we originate or acquire could expose us to greater losses than primary mortgage loans do.
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
•We invest in CMBS and CRE CLO Bonds, which entails certain risks, including those related to subordinate securities.
•We may not control the special servicing of the mortgage loans underlying the CMBS and CRE CLO Bonds in which we invest and, in such cases, the special servicer may take actions that could adversely affect our interests.
•We invest in collateralized debt obligations (“CDOs”) and such investments involve significant risks.
•Most of our investments are illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions, which may result in losses to us.
•Some of our investments are carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.
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
Risks Related to NewPoint and our Agency Business
•The acquisition of NewPoint and the operation of our Agency Business exposes us to a variety of additional risks that could materially and adversely affect our financial condition and results of operations.

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
•If the OP fails to qualify as a partnership for U.S. federal income tax purposes, we could fail to qualify as a REIT and suffer other adverse consequences.
•Changes to the U.S. federal income tax laws, including the enactment of certain tax reform measures, could have a material and adverse effect on tax.
Risks Related to an Investment in Franklin BSP Realty Trust, Inc.
•We may be unable to maintain or increase cash distributions over time, or may decide to reduce the amount of distributions for business reasons.
•Our business could suffer in the event our Advisor or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.
•Our use of or failure to adopt advancements in information technology, such as artificial intelligence, may hinder or prevent us from achieving strategic objectives or otherwise harm our business.
•We are subject to risks from natural disasters such as earthquakes and severe weather, including as the result of global climate changes, which may result in damage to the properties securing our loans.
Risks Related to the Regulatory Matters
•Failure to maintain certain qualifications and licenses could adversely affect our results or operations.

PART I
Item 1. Business
Franklin BSP Realty Trust, Inc. (the “Company”), is a real estate finance company, formed as a Maryland corporation, that has elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes since 2013. Substantially all of the Company’s business is conducted through FBRT OP LLC, a Delaware limited liability company (the “OP”) and to its subsidiaries. The Company is the managing member of the OP and directly or indirectly held 91% of the common units of membership interests in the OP as of December 31, 2025.
As discussed in more detail below, the Company’s operations are organized into two business units: (i) Commercial Real Estate Financing, and (ii) Agency Business. On July 1, 2025, through a wholly owned subsidiary, the Company acquired NewPoint Holdings JV LLC (“NewPoint”), which now comprises the Company’s Agency Business unit.
The Company is externally managed by Benefit Street Partners L.L.C. (the “Advisor”) pursuant to an advisory agreement, as amended on August 18, 2021 (the “Advisory Agreement”). The Advisor manages our affairs on a day-to-day basis. The Advisor receives compensation and fees for services related to the investment and management of our assets and our operations. Established in 2008, the Advisor's credit platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies including high yield, levered loans, private/opportunistic debt, liquid credit, structured credit and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass the platform. The Advisor is a wholly-owned subsidiary of Franklin Resources, Inc., which together with its various subsidiaries operates as “Franklin Templeton.”
As of December 31, 2025, we had 223 employees, all of which are employees of NewPoint.
Investment Objectives
Our objective is to provide our common shareholders attractive, risk-adjusted returns through dividends and capital growth.
Investment Strategies and Policies
The Company’s operations are organized into two business units: (i) Commercial Real Estate Financing, and (ii) Agency Business.
Commercial Real Estate Financing
The Commercial Real Estate Financing business unit primarily focuses on originating, acquiring and asset managing commercial real estate debt investments, including first mortgage loans, subordinated mortgage loans, mezzanine loans and participations in such loans. Secondarily, this unit also invests in and asset manages real estate securities, with a historical focus on commercial mortgage-backed securities ("CMBS"), commercial real estate collateralized loan obligation bonds and single asset single borrower bonds (collectively "CMBS bonds"), collateralized debt obligations ("CDOs") and other securities. Through this unit the Company also originates conduit loans which the Company intends to sell through its taxable REIT subsidiary ("TRS") into CMBS securitization transactions, and owns real estate that was either acquired by the Company through foreclosure, deed-in-lieu of foreclosure or that was purchased for investment. These financing activities are described in additional detail below.
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
Equity Participations or “Kickers”
We may pursue equity participation opportunities in connection with our commercial real estate debt originations if we believe that the risk-reward characteristics of the loan merit additional upside participation related to the potential appreciation in value of the underlying assets securing the loan. Equity participations can be paid in the form of additional interest, exit fees, percentage of sharing in refinance or resale proceeds or warrants in the borrower. Equity participation can also take the form of a conversion feature, sometimes referred to as a “kicker,” which permits the lender to convert a loan or preferred equity investment into common equity in the borrower at a negotiated premium to the current net asset value of the borrower. We expect to generate additional revenues from any equity participations in which we invest as a result of excess cash flows being distributed or as appreciated properties are sold or refinanced.
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

Agency Business
Through the Agency Business unit, the Company, through NewPoint, originates, sells and services a range of multifamily finance products under programs offered by government-sponsored enterprises (“GSEs”), such as the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) and by government agencies (“Agencies”), such as the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). The Company retains the servicing rights and asset management responsibilities on substantially all loans it originates and sells under the GSE and HUD programs. The Company is an approved Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender, a Freddie Mac Program Plus Seller/Servicer, a Multifamily Accelerated Processing (“MAP”) and Section 232 LEAN lender for HUD and a Ginnie Mae issuer. Additionally, the Company services external portfolios of commercial real estate financing products.
Investment Process
Our Advisor has the authority to make all the decisions regarding our investments consistent with the investment guidelines and borrowing policies approved by our board of directors and subject to the direction and oversight of our board of directors. With respect to investments in commercial real estate debt, our board of directors has adopted investment guidelines that our Advisor must follow when acquiring such assets on our behalf. We will not purchase assets in which our Advisor, any of our directors or any of their affiliates has an interest without a determination by a majority of our directors (including a majority of the independent directors) not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the asset to the affiliated seller, unless there is substantial justification for the excess amount and such excess is reasonable. Our investment guidelines and borrowing policies may be altered by a majority of our directors without approval of our stockholders. Our Advisor may not alter our investment guidelines or borrowing policies without the approval of a majority of our directors, including a majority of our independent directors.
Borrowing Strategies and Policies
Our financing strategy primarily includes the use of secured repurchase agreement facilities for loans, securities and securitizations. We also may raise capital through public or private offerings of our equity securities, including through registered offerings under our effective shelf registration statement or our “at-the-market” sales program. In addition to our current mix of financing sources, we may also access additional forms of financings, including credit facilities, and public or private secured and unsecured debt issuances by us or our subsidiaries.
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
We pay income taxes on our operations conducted through our TRSs, including our Agency Business and the Conduit business. The income taxes paid by the TRS are paid at the U.S. federal and applicable state levels.

Competition
Our net income depends, in large part, on our ability to originate investments that provide returns in excess of our borrowing cost. In originating these investments, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, private funds, other lenders, governmental bodies, and other entities, many of which have greater financial resources and lower costs of capital available to them than we have. In addition, there are numerous mortgage REITs with asset acquisition objectives similar to ours, and others may be organized in the future, which may increase competition for the investments suitable for us. Competitive variables include market presence and visibility, size of loans offered and underwriting standards. To the extent that a competitor is willing to risk larger amounts of capital in a particular transaction or to employ more liberal underwriting standards when evaluating potential loans than we are, our investment volume and profit margins for our investment portfolio could be impacted. Our competitors may also be willing to accept lower returns on their investments and may succeed in buying or underwriting the assets that we have targeted. Many of our competitors are not subject to the operating constraints associated with REIT rule compliance or maintenance of an exclusion from registration under the Investment Company Act. In addition, future changes in law, regulations and GSE/HUD program requirements, and consolidation in the commercial real estate finance market could lead to the entry of more competitors or enhance the competitive strength of our existing competitors. Although we believe that we are well positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.
Human Capital Resources
As of December 31, 2025, we had 223 employees, all of which are employees of NewPoint.
Our executive officers serve as officers of our Advisor and are employed by an affiliate of our Advisor. The employees of the Advisor and other affiliates of the Advisor perform a full range of real estate services for us with respect to our Commercial Real Estate Financing business, including origination, acquisitions, accounting, legal, asset management, wholesale brokerage, and investor relations services. We are dependent on these affiliates for services that are essential to us, including asset acquisition decisions, and other general administrative responsibilities. In the event that any of these companies were unable to provide these services to us, we would be required to provide such services ourselves or obtain such services from other sources.
Our Chief Executive Officer, President and Chief Operating Officer/Chief Financial Officer also serve as non-employee officers of NewPoint. Our human capital management strategy with respect to NewPoint employees focuses on attracting, developing, and retaining the highest quality talent. We work to achieve these objectives by offering competitive compensation, comprehensive benefits, and opportunities for career growth and development.
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
To maintain our status as an approved lender for Fannie Mae and Freddie Mac and as a HUD-approved mortgagee and issuer of Ginnie Mae securities, we are required to meet and maintain various eligibility criteria established by these entities, such as minimum net worth, operational liquidity and collateral requirements and compliance with reporting requirements. We are required to originate loans and perform our loan servicing functions in accordance with the applicable program requirements and guidelines established by these agencies. If we fail to comply with the requirements of any of these programs, the agencies may terminate or withdraw our licenses and approvals to participate in the GSE or HUD programs. In addition, the agencies have the authority under their guidelines to terminate a lender’s authorization to sell loans to them and service their loans. The loss of one or more of these approvals would have a material adverse impact on our operations and could result in further disqualification with other counterparties.
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
We may use collateralized debt and loan obligation securitization markets to provide long-term financing for our loans and investments which may not be available.
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
Our commercial real estate debt and real estate securities generally are directly or indirectly secured by a lien on real property. The occurrence of a default on a commercial real estate debt investment could result in our acquiring ownership of the property. We do not know whether the values of the properties ultimately securing our commercial real estate debt and loans underlying our securities will remain at the levels existing on the dates of origination of these loans and the dates of origination of the loans ultimately securing our securities, as applicable. In addition, our borrowers could fraudulently inflate the values of the underlying properties. If the values of the properties drop or are discovered to have been fraudulently inflated, the lower value of the security and reduction in borrower equity associated with such loans will increase our risk. In this manner, reduced real estate values could impact the values of our debt and real estate securities investments, making them subject to the risks typically associated with real estate ownership.
Our operating results may be adversely affected by a number of risks generally incident to holding real estate and real estate debt, including, without limitation:
•natural disasters, such as hurricanes, earthquakes and floods, which we expect to increase in strength and frequency due to climate change;
•acts of war or terrorism, or criminal violence, including the consequences of terrorist attacks, civil unrest and other such acts;
•adverse changes in national and local economic and real estate conditions;
•adverse changes in economic and market conditions related to pandemics and health crises;
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
•reduced demand for office space, including as a result of changes in work habits, including remote or hybrid work schedules, or reductions in employee headcount due to artificial intelligence technologies;
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
The Commercial Real Estate Financing business unit primarily invests in transitional loans to borrowers who are typically seeking short-term capital to be used in an acquisition or rehabilitation of a property. If the borrower’s plans or projections with respect to the property are not achieved,

some of which, including renovations or expansions, carry heightened risks, the borrower may not receive a sufficient return on the asset to satisfy our transitional loan, and we bear the risk that we may not recover some or all of our investment. In addition, borrowers usually use the proceeds of a conventional mortgage to repay a transitional loan. Transitional loans therefore are subject to risks of a borrower’s inability to obtain such permanent financing, including due to the broader availability of conventional mortgages at amenable rates.
Our success depends on the availability of attractive investment opportunities.
Our loans typically have a term of about three to ten years. As a result, a significant amount of our invested capital is repaid at loan maturity each year. Our operating results are dependent upon our ability to identify, structure, consummate, leverage, manage and realize attractive returns on, new loans and other investments. In general, the availability of attractive investment opportunities and, consequently, our operating results, is affected by the level and volatility of interest rates, conditions in the financial markets, general economic conditions, the demand for investment opportunities in our target assets and the supply of capital for such investment opportunities. We cannot assure you that we will be successful in identifying and consummating attractive investments or that such investments, once made, will perform as anticipated.
Delays in liquidating defaulted commercial real estate debt investments could reduce our investment returns.
When we originate or acquire commercial real estate debt investments and there are defaults under those debt investments, we may not be able to repossess and sell the properties securing the commercial real estate debt investment quickly. Foreclosure of a loan can be an expensive and lengthy process that can have a negative effect on our return on the foreclosed loan. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses, including but not limited to lender liability claims, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take several years or more to resolve. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. The resulting time delay could reduce the value of the assets under the defaulted loans and delay us in reinvesting the principal associated with such investments in higher yielding assets. Furthermore, an action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to the delays and expenses associated with lawsuits if the borrower raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede our ability to foreclose on or sell the property securing the loan or to obtain proceeds sufficient to repay all amounts due to us on the loan.
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
Subordinate commercial real estate debt that we originate or acquire could expose us to greater losses than primary mortgage loans do.
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
We invest in CMBS and CMBS bonds, which entails certain risks, including those related to subordinate securities.
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
Additionally, CMBS and CMBS bonds are subject to particular risks, including lack of standardized terms and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. Additional risks may be presented by the type and use of a particular commercial property. For example, special risks are presented by hospitals, nursing homes, hospitality properties and certain other property types. Commercial property values and net operating income are subject to volatility, which may result in net operating income becoming insufficient to cover debt service on the related commercial real estate loan, particularly if the current economic environment deteriorates. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project rather than upon the liquidation value of the underlying real estate. Furthermore, the net operating income from and the value of any commercial property are each subject to various risks. The exercise of remedies and successful realization of liquidation proceeds relating to CMBS and CMBS bonds may be highly dependent upon the performance of the servicer or special servicer. Expenses of enforcing the underlying commercial real estate loans (including litigation expenses) and expenses of protecting the properties securing the commercial real estate loans may be substantial. Consequently, in the event of a default or loss on one or more commercial real estate loans contained in a securitization, we may not recover a portion or all of our investment.
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
Some of our investments are carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.
Some of our investments are in the form of securities that are recorded at fair value but have limited liquidity or are not publicly-traded. The fair value of these securities and potentially other investments that have limited liquidity or are not publicly-traded may not be readily determinable. We estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on numerous estimates and assumptions, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these securities existed. The value of our common stock could be adversely affected if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.
Competition with third parties for originating and acquiring investments may reduce our profitability.
We have significant competition with respect to our origination and acquisition of assets with many other companies, including other REITs, insurance companies, commercial banks, private investment funds, hedge funds, specialty finance companies and other investors, many of which have greater resources than us, and we may not be able to compete successfully for investments. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Many of our competitors are not subject to the operating constraints associated with REIT rule compliance or maintenance of an exclusion from registration under the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of loans and investments, offer more attractive pricing or other terms and establish more relationships than us. Furthermore, competition for originations of and investments in our target assets may lead to the yields of such assets decreasing, which may further limit our ability to generate satisfactory returns.
This competition may cause us to pay higher prices for investments or originate loans with more generous terms than we would otherwise agree to. If this occurs, our investors may experience a lower return on their investment.
Our due diligence may not reveal all material issues relating to our origination or acquisition of a particular investment.
Before making an investment, we assess the strength and skills of the management of the borrower or the operator of the property and other factors that we believe are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, we rely on the resources available to us and, in some cases, an investigation by third parties. This process is particularly important with respect to newly organized or private entities because there may be little or no information publicly available about the entity. However, even if we conduct extensive due diligence on a particular investment, there can be no assurance that this diligence will uncover all material issues relating to such investment, that the information provided by the borrower is truthful or accurate, or that factors outside of our control will not later arise. If our due diligence fails to identify material issues or fraudulent inflation of asset values, we have had to in the past and may in the future have to write-down or write-off assets, restructure our investment or incur impairment or other charges that could result in our reporting losses. Charges of this nature could contribute to negative market perceptions about us or our shares of common stock.
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
Under the Current Expected Credit Loss model (“CECL”) model for recognizing credit losses, we are required to provide allowances for credit losses on certain financial assets carried at amortized cost, such as loans held-for-investment and held-to-maturity debt securities, including related future funding commitments and accrued interest receivable. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and forward looking information through the use of projected macroeconomic scenarios over the reasonable and supportable forecasts. This measurement takes place at the time the financial asset is first added to the balance sheet and updated quarterly thereafter, which creates volatility in the level of our credit loss provisions. If we are required to materially increase our future level of credit loss allowances for any reason, such increase could adversely affect our business, results of operations, liquidity and financial conditions.
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
From time to time, we may acquire other companies, such as our 2021 acquisition of Capstead Mortgage Corp. and 2025 acquisition of NewPoint. Our acquisition of companies creates significant risks, including:
•issues related to the acquired business that were not identified in our diligence review prior to acquisition;
•the significant management attention and resources needed to devote to integrating the acquired business, including any employees of the acquired company;
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
We utilize warehouse facilities pursuant to which we accumulate mortgage loans in anticipation of a securitization financing, which assets are pledged as collateral for such facilities until the securitization transaction is consummated. In order to borrow funds to acquire assets under any additional warehouse facilities, our lenders thereunder would have the right to review the potential assets for which we are seeking financing. We may be unable to obtain the consent of a lender to acquire assets that we believe would be beneficial to us and we may be unable to obtain alternate financing for such assets. In addition, no assurance can be given that a securitization transaction would be consummated with respect to the assets being warehoused. If the securitization is not consummated, the lender could liquidate the warehoused collateral and we would then have to pay any amount by which the original purchase price of the collateral assets exceeds its sale price, subject to negotiated caps, if any, on our exposure. In addition, regardless of whether the securitization is consummated, if any of the warehoused collateral is sold before the consummation, we would have to bear any resulting loss on the sale. No assurance can be given that we will be able to obtain additional warehouse facilities on favorable terms, or at all.
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
Risks Related to NewPoint and our Agency Business
The acquisition of NewPoint and the operation of our Agency Business exposes us to a variety of additional risks that could materially and adversely affect our financial condition and results of operations.
The acquisition of NewPoint and the operation of our Agency Business has and will expose us to a variety of additional risks that could materially and adversely affect our financial condition and results of operations, including the following risks:
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
We rely on the Advisor and the executive officers and other key real estate professionals employed by our Advisor to identify suitable investment opportunities for us. The Advisor and its employees are subject to very limited restrictions on engaging in investment and investment management activities that are unrelated to us and compete with us. The Advisor currently manages other investment programs that share similar investment objectives with us and target similar investments as us, including Franklin BSP Real Estate Debt, Inc. (a non-traded REIT) and three private funds, and the Advisor may in the future advise additional competing investment programs (together, the “Other Funds”). Some investment opportunities that are suitable for the Other Funds are also suitable for us. The executive officers and real estate professionals of the Advisor could direct attractive investment opportunities to other entities or investors, including the Other Funds. In addition, we have in the past and expect in the future to engage in transactions with the Other Funds, including co-investment transactions, and these transactions may not be on terms as favorable as transactions with unaffiliated third parties. Such events could result in us investing in assets that provide less attractive returns, which may reduce our ability to make distributions. In addition, the fees paid to the Advisor by the Other Funds differ from the fees we pay pursuant to the Advisory Agreement, and these differences could create incentives for the Advisor to favor the Other Funds.
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
•The fact that we own direct or indirect interests in an entity that has elected to be taxed as a REIT under the U.S. federal income tax laws (a “Subsidiary REIT”), further complicates the application of the REIT requirements for us. The Subsidiary REIT is subject to the various REIT qualification requirements that are applicable to us and certain other requirements. If the Subsidiary REIT were to fail to qualify as a REIT, then (i) it would become subject to regular U.S. federal corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset tests, in which event we also would fail to qualify as a REIT unless we could avail ourselves of relief provisions.

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
If the OP fails to qualify as a partnership for U.S. federal income tax purposes, we could fail to qualify as a REIT and suffer other adverse consequences.
We believe that our OP is organized and operated in a manner so as to be treated as a partnership and not an association or a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes. As an entity taxed as a partnership, our OP is not subject to U.S. federal income tax on its income. Instead, each of the partners is allocated its share of our OP’s income. No assurance can be provided, however, that the IRS will not challenge our OP’s status as a partnership for U.S.

federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating our OP as an association or publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, would cease to qualify as a REIT. Also, the failure of the OP to qualify as a partnership would cause it to become subject to U.S. federal corporate income tax, which would reduce significantly the amount of cash available for distribution to its partners, including us.
Changes to the U.S. federal income tax laws, including the enactment of certain tax reform measures, could have a material and adverse effect on us.
U.S. federal income tax laws governing REITs and other corporations and the administrative interpretations of those laws may be amended at any time, potentially with retroactive effect. Changes to the U.S. federal income tax laws could have a material and adverse effect on us or our stockholders. We cannot predict whether, when, to what extent or with what effective dates new U.S. federal tax laws, regulations, interpretations or rulings will be issued. Prospective investors are urged to consult their tax advisors regarding the effect of potential changes to the U.S. federal tax laws on an investment in our stock.
Risks Related to an Investment in Franklin BSP Realty Trust, Inc.
We may be unable to maintain or increase cash distributions over time, or may decide to reduce the amount of distributions for business reasons.
There are many factors that can affect the amount and timing of cash distributions to stockholders and our board of directors can decide to reduce or eliminate our cash distributions at any time and without prior notice to our stockholders. The amount of cash available for distributions is affected by many factors, such as the cash provided by the Company's investments and obligations to repay indebtedness as well as many other variables. In certain prior periods, including the last ten quarters, quarterly distributions have been in excess of our quarterly GAAP net income. Distributions in excess of earnings decrease the book value per share of common stock. The Company cannot give any assurance that returns from the investments will be sufficient to maintain or increase cash available for distributions to stockholders. Actual results may differ significantly from the assumptions used by the board of directors in establishing the distribution rate to stockholders. The Company may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status, which may materially adversely affect the value of our securities. There is no assurance that the Company will be able to pay or maintain the current level of distributions or that distributions will increase over time.
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
As reliance on technology in our industry has increased, so have the risks posed to the systems of our Advisor and other parties that provide us or the Advisor with services essential to our operations, both internal and outsourced. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The rapid evolution and increased adoption of artificial intelligence technologies may also heighten our cybersecurity risks by making cyber-attacks more difficult to detect, contain, and mitigate. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted attacks and intrusions evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.
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
Our use of or failure to adopt advancements in information technology, such as artificial intelligence, may hinder or prevent us from achieving strategic objectives or otherwise harm our business.

Our use of or inability to safely and effectively adopt and deliver new technological capabilities and enhancements in line with strategic objectives, including artificial intelligence, may put us at a competitive disadvantage, including by failure to achieve efficiencies achieved by our competitors, or by misusing such technologies in ways that result in operational disruptions, reputation damage or legal liability exposure. Although our Advisor has adopted policies with respect to these risks, including related to the development, deployment and monitoring of artificial intelligence tools, we cannot be certain that such policies will be effective.
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
In addition, global climate change concerns could result in additional legislation and regulatory requirements which could increase expenses or otherwise adversely impact our business, results of operations and financial condition, or the business, results of operations and financial condition of our borrowers.
Risks Relating to Regulatory Matters
Failure to maintain certain qualifications and licenses could adversely affect our results of operations.
Current laws and regulations impose qualification and licensing obligations on our business, in addition to imposing requirements and restrictions affecting, among other things: loan originations, interest rates, finance and other fees that we may charge, disclosures to borrowers, the terms of secured transactions, collection, repossession and claims handling procedures, personnel qualifications and other trade practices. Our business is also subject to inspection by certain state regulatory authorities. Any failure to comply with these requirements could result in a variety of consequences, including, but not limited to, the loss of the licensure required to originate, sell, or service loans, the inability to procure additional approvals or licenses, the inability to enforce our contracts, and administrative enforcement actions.
In addition, to maintain our status as an approved lender for Fannie Mae and Freddie Mac and as a HUD-approved mortgagee and issuer of Ginnie Mae securities, we are required to meet and maintain various eligibility criteria established by these entities, such as minimum net worth, operational liquidity and collateral requirements and compliance with reporting requirements. We are required to originate loans and perform our loan servicing functions in accordance with the applicable program requirements and guidelines established by these agencies. If we fail to comply with the requirements of any of these programs, the agencies may terminate or withdraw our licenses and approvals to participate in the GSE or HUD programs. In addition, the agencies have the authority under their guidelines to terminate a lender’s authorization to sell loans to them and service their loans. The loss of one or more of these approvals would have a material adverse impact on our operations and could result in further disqualification with other counterparties.
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
Information Technology and Cybersecurity Risks

We rely on the Advisor, a wholly-owned subsidiary of Franklin Templeton, to manage our day-to-day operations pursuant to the Advisory Agreement, including our information technology infrastructure and cybersecurity. Therefore, we rely heavily on Franklin Templeton’s information systems and their program for defending against and responding to cybersecurity threats and incidents. Franklin Templeton maintains a robust cybersecurity defense program, including a dedicated cybersecurity team led by its Chief Security Officer (“CISO”). The CISO, who reports directly to the Franklin Templeton Executive Vice President, Chief Risk and Transformation Officer, has 31 years of experience in the information technology and cybersecurity field and has been at Franklin Templeton for 14 years. The CISO provides regular briefings for our senior management team on cybersecurity matters, including threats, events, and program enhancements.
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
Detection and Analysis
Cybersecurity incidents may be detected through a variety of means, which may include, but are not limited to, automated event-detection notifications or similar technologies which are monitored by the Franklin Templeton cyber defense team, notifications from employees, borrowers or service providers, and notifications from third party information technology system providers. Franklin Templeton also has a threat intelligence program that performs proactive analyses leveraging internal, government and third party provided intelligence to identify and mitigate risks to the firm. Once a potential cybersecurity incident is identified, including a third party cybersecurity event, the incident response team designated pursuant to the Franklin Templeton incident response plan follows the procedures set forth in the plan to investigate the potential incident, including determining the nature of the event and assessing the severity of the event.
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
Cybersecurity Risks
As of December 31, 2025, we have not had any known instances of material cybersecurity incidents, including third-party incidents, during any of the prior three fiscal years. We and our Advisor routinely face risks of potential incidents, whether through cyber-attacks or cyber intrusions over the Internet, ransomware and other forms of malware, computer viruses, attachment to emails, phishing attempts, extortion or other scams; however, we have been able to prevent or sufficiently mitigate harm from such risks. See “Item 1A–Risk Factors–Our business could suffer in the event our Advisor or any other party that provides us with services essential to our operations experiences system failures or cyber-incidents or a deficiency in cybersecurity.”
Item 2. Properties.
Our headquarters are located in a leased space at 1 Madison Avenue, New York, New York 10010.
The Company, through foreclosure, deed-in-lieu of foreclosure, or purchase, possesses certain real estate owned ("REO") as long-lived assets held for investment or as long-lived assets held for sale. See "Note 2. Summary of Significant Accounting Policies" to our consolidated financial statements included in this Annual Report on Form 10-K for additional disclosures on the classification of these assets and "Note 5. Real Estate Owned" for a summary of the Company's real estate owned, held for investment assets as of December 31, 2025.
Item 3. Legal Proceedings.
Please refer to “Litigation and Regulatory Matters” in "Note 16 - Commitments and Contingencies" to the consolidated financial statements included in this report. The Company believes that these proceedings, individually or in the aggregate, will not have a material impact on the Company's financial conditions, operating results or cash flows.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is listed on the New York Stock Exchange ("NYSE"), under the symbol "FBRT." On February 19, 2026, the last sales price for our common stock on the NYSE was $8.88 per share.
Holders
As of February 19, 2026, we had 2,591 registered holders of our common stock. The 2,591 holders of record include Cede & Co., which holds shares as nominee for The Depository Trust Company, which itself holds shares on behalf of the beneficial owners of our common stock. Such information was obtained through our registrar and transfer agent.
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
Stock Performance Graph
Our common stock began trading on the NYSE under the symbol “FBRT” on October 19, 2021. The following graph is a comparison of the cumulative total stockholder return on shares of our common stock, the Standard & Poor's 1500 (the "S&P 1500"), and the FTSE NAREIT Mortgage REITS Index (the "FTSE Mortgage REIT Index"), a published industry index, from October 19, 2021 to December 31, 2025. The FTSE Mortgage REIT Index is comprised of companies that are similar to us in size with large market capitalizations. The graph assumes that $100 was invested on October 19, 2021 in our common stock, the S&P 1500 and the FTSE Mortgage REIT Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of our shares will continue in line with the same or similar trends depicted in the graph below.

Total Return Performance
FBRT
FTSE Mortgage REIT Index
S&P 1500
Index Value
160
150
140
130
120
110
100
90
80
70
10/19/21
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

	Period Ending
Index	10/19/2021	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
FBRT	$100.00	$89.91	$85.93	$100.10	$103.62	$94.11
FTSE Mortgage REIT Index	$100.00	$94.70	$69.74	$80.34	$80.51	$93.52
S&P 1500	$100.00	$105.52	$85.11	$108.79	$134.83	$157.75
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company’s board of directors has authorized a $65 million share repurchase program that permits share repurchases at prices below the most recently reported book value per share as determined in accordance with GAAP. Purchases made under the Company’s program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any purchases by the Company are determined by the Company in its reasonable business judgment and consistent with the exercise of its legal duties and are subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Company's share repurchase program does not obligate the Company to acquire any particular amount of common stock. In October 2025, the Company's board of directors extended the term of the share repurchase program to December 31, 2026, and on February 10, 2026 the board of directors increased the amount remaining for repurchases under the program to $50.0 million. Repurchases under the share repurchase program may be suspended from time to time at the Company’s discretion without prior notice.

The following table sets forth purchases of the Company's common stock under the share repurchase program for the three months ended December 31, 2025 (in thousands, except share and per share amounts):

	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
October 1, 2025 - October 31, 2025	636,738	10.74	636,738	24,211
November 1, 2025 - November 30, 2025	414,335	10.02	414,335	20,059
December 1, 2025 - December 31, 2025	320,000	10.55	320,000	16,683
Total	1,371,073	$10.48	1,371,073	$16,683
_______________________
(1) The average price paid per share represents the average purchase price per share, inclusive of any broker’s fees or commissions.
(2) All of the purchases listed in the table above were made in the open market under the Company's share purchase program announced on July 26, 2021, including under a Rule 10b5-1 plan adopted by the Company.
Subsequent to December 31, 2025 and through February 19, 2026, the Company repurchased 538,218 shares of common stock at a weighted average cost of $8.85 per share. The Board of Directors reauthorized the Company's share repurchase program, providing $50.0 million available for future share repurchases through December 31, 2026. As of, February 19, 2026, $45.2 million remains available under the Company's share repurchase program.
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
As used herein, the terms "the Company," "we," "our" and "us" refer to Franklin BSP Realty Trust, Inc., a Maryland corporation and, as required by context, to FBRT OP LLC, a Delaware limited liability company, which we refer to as the "OP," and to its subsidiaries. We are externally managed by Benefit Street Partners L.L.C. (our "Advisor").
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
Overview
The Company is a Maryland corporation and has made tax elections to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes since 2013. Substantially all of our business is conducted through the OP, a Delaware limited liability company. We are the managing member of the OP and directly or indirectly held 91% of the common units of membership interests in the OP as of December 31, 2025.
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
As of December 31, 2025, we had 223 employees, all of which are employees of NewPoint.

Book Value Per Share
The following table calculates the Company's book value per share as of December 31, 2025 and 2024 (in thousands, except share and per share amounts):

	December 31, 2025	December 31, 2024
Stockholders' equity applicable to common stock	$1,182,788	$1,253,820
Shares:
Common stock	80,843,557	81,788,091
Restricted stock and restricted stock units	1,435,383	1,278,698
Total outstanding shares	82,278,940	83,066,789
Book value per share(1)	$14.38	$15.09
The following table calculates the Company's fully-converted book value per share as of December 31, 2025 and 2024 (in thousands, except share and per share amounts):

	December 31, 2025	December 31, 2024
Stockholders' equity applicable to convertible common stock	$1,359,363	$1,343,568
Shares:
Common stock	80,843,557	81,788,091
Restricted stock and restricted stock units	1,435,383	1,278,698
Series H convertible preferred stock	5,370,498	5,370,498
Class A OP Units	8,385,951	—
Total outstanding shares	96,035,389	88,437,287
Fully-converted book value per share(2)(3)	$14.15	$15.19
________________________
(1) Book value per share includes unvested shares for restricted stock and restricted stock units.
(2) Fully-converted book value per share assumes conversion of the Company's Series H convertible preferred stock, the redemption for Company common stock of the Class A Units of the OP (" OP Units") held by third parties, and the vesting of the Company's unvested equity compensation awards.
(3) Excluding the amounts for accumulated depreciation and amortization of real property of $17.5 million and $13.8 million as of December 31, 2025 and 2024, respectively, would result in a fully-converted book value per share of $14.34 and $15.35 as of December 31, 2025 and 2024, respectively.
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

Business Combinations
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
In measuring the general allowance for credit losses for financial instruments, such as loans held for investment and unfunded loan commitments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the allowance for credit losses is calculated as the product of PD, LGD and exposure at default (“EAD”) estimates. The Company’s model to determine the general allowance for credit losses principally utilizes historical loss rates derived from a commercial mortgage backed securities database with historical losses from 2002 to 2021 provided by a reputable third party, forecasting the loss parameters based on a projected macroeconomic scenario using a probability-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by an immediate reversion to average historical losses.
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

For loans held for investment which the Company identifies reasonable doubt as to whether the collection of contractual components can be satisfied, a loan specific allowance for credit losses analysis is performed. Determining whether a specific allowance for credit losses for a loan is required entails significant judgment from management and is based on several factors including (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. If a loan is determined to have a specific allowance for credit losses, the specific allowance for credit losses is recorded as a component of our Current Expected Credit Loss ("CECL") reserve by applying the practical expedient for collateral dependent loans. The CECL reserve is assessed on an individual basis for such loans by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. The estimated fair value of underlying collateral requires judgments, which may include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plans, loan sponsorship, actions of other lenders, and other factors deemed relevant by the Company. Actual losses, if any, could ultimately differ materially from these estimates. The Company only expects to write-off specific provisions if and when such amounts are deemed non-recoverable. Non-recoverability is generally determined at the time a loan is settled, or in the case of foreclosure, when the underlying asset is sold. Non-recoverability may also be concluded if, in the Company's determination, it is deemed certain that all amounts due will not be collected. If a loan is determined to be impaired based on the above considerations, management records a write-off through a charge to the allowance for credit losses and the respective loan balance.
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
Allowance for Loss Sharing
When a loan is sold under the Fannie Mae DUS program, the Company undertakes an obligation to partially guarantee the performance of the loan. The Company estimates an allowance for loss-sharing under CECL over the contractual period in which we are exposed to credit risk.
For loans that are pooled and collectively evaluated, the allowance for loss-sharing reserve is determined based on detailed loan-specific characteristics, including loan-to-value (LTV) ratio, vintage year, loan term, property type, occupancy, and geographic location. The evaluation also considers the financial performance of the borrower, expected payments of principal and interest, as well as qualitative factors, utilizing both internal and external information. This approach incorporates past events, current conditions, and forward-looking information through the use of projected macroeconomic scenarios over reasonable and supportable forecasts. In instances where payment under the loss-sharing obligations of a loan is determined to be probable and estimable (as the loan is probable of, or is, in foreclosure), we record a liability for the estimated loss-sharing on an individual loan basis.
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

NewPoint Acquisition
Our Agency Business is conducted through NewPoint, which we acquired on July 1, 2025. NewPoint is a commercial real estate finance company focused on originating and servicing agency mortgage loans. NewPoint is a multifamily originator and servicer and is approved by four government sponsored entities (Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association and U.S. Department of Housing and Urban Development). NewPoint’s mortgage servicing rights ("MSRs") are held as an asset on our consolidated balance sheet. As of December 31, 2025, and as of the closing date of the acquisition, NewPoint had a total servicing portfolio of $47.8 billion and $55.4 billion, respectively. The NewPoint business is complimentary to our historical business as it offers our traditional bridge loan borrowers the opportunity to refinance our bridge loans with agency mortgage loans.
The NewPoint acquisition does not have any impact on our arrangements with the Advisor. The Chief Executive Officer and the Chief Financial Officer / Chief Operating Officer of the Company were appointed as Chief Executive Officer and Chief Operating Officer, respectively, of NewPoint and oversee the business and employees of NewPoint in those roles.
As a result of the NewPoint acquisition, we treat our Agency Business as a new business segment. The Agency Business has and will continue to have a number of impacts on our future consolidated financial statements, including the addition of MSRs to our consolidated balance sheet, the addition of servicing income and gains on sales of originated agency mortgages, and the addition of employee expense. These changes may make it difficult to compare our financial results in future periods with our financial results from periods that preceded the acquisition. In addition, gains on sale from originated agency mortgages will largely be driven by origination volumes in the reported period. As a result, the associated gains on sale may vary significantly quarter to quarter, which may make it difficult to compare future quarter to quarter financial results.
With respect to liquidity, we expect the Agency Business will continue to utilize warehouse agreements as the primary form of financing. The warehouse agreements used for the Agency Business generally have 100% financing. We also expect that the MSRs we hold on our balance sheet will increase our ability to expand our revolving credit facilities.
We issued 8,385,951 OP Units of the OP to equity holders of NewPoint in the acquisition. After 12 months from the closing date, holders of the OP Units may elect to have the OP Units redeemed, in which case the Company will have the option to satisfy the redemption consideration with either cash (based on the trading price of the Company’s common stock) or the delivery of one share of the Company’s common stock for each OP Unit. We expect to pay quarterly per unit cash distributions to holders of OP Units equal to the quarterly per share cash distributions we pay to holders of our common stock.

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
Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities, agency and conduit programs.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Year Ended
	December 31, 2025			December 31, 2024
	Average Carrying Value(1)	Interest Income/Expense(2)(3)	Avg Yield/Financing Cost(4)	Average Carrying Value(1)	Interest Income/Expense(2)(3)	Avg Yield/Financing Cost(4)
Interest-earning assets:
Real estate debt	$4,590,492	$399,360	8.7%	$5,176,062	$502,298	9.7%
Agency debt	224,107	12,797	5.7%	—	—	—%
Real estate conduit	66,304	6,126	9.2%	37,081	5,469	14.7%
Real estate securities	110,813	8,192	7.4%	214,881	17,128	8.0%
Total	$4,991,716	$426,475	8.5%	$5,428,024	$524,895	9.7%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$796,048	$56,687	7.1%	$457,916	$41,516	9.1%
Other financing and loan participation - commercial mortgage loans	12,865	782	6.1%	16,336	968	5.9%
Repurchase Agreements - real estate securities	153,243	8,075	5.3%	216,082	13,214	6.1%
Collateralized loan obligations	3,079,418	209,975	6.8%	3,595,162	275,289	7.7%
Unsecured debt	148,585	12,808	8.6%	81,345	7,484	9.2%
Total	$4,190,159	$288,327	6.9%	$4,366,841	$338,471	7.8%
Net interest income/spread		$138,148	1.6%		$186,424	1.9%
Average leverage %(5)	83.9%			80.4%
Weighted average levered yield(6)			17.2%			17.6%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the years ended December 31, 2025 and 2024, respectively.
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
Interest Income
Interest income for the years ended December 31, 2025 and 2024, totaled $430.3 million and $526.1 million, respectively, a decrease of $95.8 million. The decrease was primarily due to an approximate 91 basis point decrease in daily average SOFR and SOFR equivalent rates coupled with a decrease of $585.6 million in the average carrying balance of our real estate debt. As of December 31, 2025, our portfolio consisted of (i) 169 commercial mortgage loans, held for investment, (ii) 10 real estate securities, available for sale, measured at fair value, and (iii) 17 commercial mortgage loans, held for sale, measured at fair value. As of December 31, 2024, our portfolio consisted of (i) 155 commercial mortgage loans, held for investment and (ii) eleven real estate securities, available for sale, measured at fair value and (iii) three commercial mortgage loans, held for sale, measured at fair value.
Interest Expense
Interest expense for the years ended December 31, 2025 and 2024 totaled $288.3 million and $338.5 million, respectively, a decrease of $50.2 million. The decrease was primarily due to an approximate 91 basis point decrease in daily average SOFR and SOFR equivalent rates coupled with a decrease of $515.7 million in the average carrying value of our collateralized loan obligations.
Gain/(Loss) on Sales, including fee-based services, net
Gain on sales, including fee-based services, net for the years ended December 31, 2025 and 2024 totaled $57.6 million and $13.1 million, respectively, which was comprised of our Agency Business and conduit segments.
Gain on sales, including fee-based services, net from our Agency Business segment, which we acquired though the NewPoint acquisition on July 1, 2025, was $37.3 million for the year ended December 31, 2025. This was due to agency loans acquired of $422.0 million, originations post acquisition of $3.2 billion and sales of $3.3 billion. The Company did not have the Agency Business segment during the year ended December 31, 2024.
Gain on sales, including fee-based services, net from our conduit segment for the years ended December 31, 2025 and 2024 totaled $20.3 million and $13.1 million, respectively. The increase was primarily due to $464.4 million in principal amount of commercial real estate loans sold by the Company into the CMBS securitization market resulting in proceeds of $482.4 million for the year ended December 31, 2025. This is compared to the sale of $271.2 million in principal amount of commercial real estate loans sold into the CMBS securitization market resulting in proceeds of $284.3 million for the year ended December 31, 2024.
Mortgage Servicing Rights
Income from mortgage servicing rights for the year ended December 31, 2025 was $28.6 million which related to the fair value on originated MSR's loans rate locked under programs with Fannie Mae, Freddie Mac and HUD. The Company did not have income from mortgage servicing rights for the year ended December 31, 2024.
Servicing Revenue
Servicing revenue for the year ended December 31, 2025 was $12.5 million which was comprised of $23.1 million of servicing fee income and $15.1 million in placement fees on borrower escrows and reserves, partially offset by $25.7 million in reductions to the MSR for amortization, payoffs and impairment. The Company did not have servicing revenue for the year ended December 31, 2024.
Gain/(Loss) on Derivatives
Loss on derivatives for the years ended December 31, 2025 and 2024 totaled $0.2 million and $0.2 million, respectively. For the year ended December 31, 2025, the loss was composed of a $1.1 million unrealized loss related to mark to market on credit default swaps, treasury note futures, and options, partially offset by a $0.9 million realized gain. For the year ended December 31, 2024, loss was composed of a realized loss of $1.3 million due primarily to the termination and settlement of credit default swaps and treasury yields, partially offset by an unrealized gain of $1.1 million.
Revenue from Real Estate Owned
Revenue from real estate owned for the years ended December 31, 2025 and 2024 totaled $29.6 million and $22.8 million, respectively. The $6.8 million increase was primarily the result of rental income from obtaining possession of additional multifamily and office properties brought on as real estate owned, through foreclosure or deed-in-lieu of foreclosure, for the year ended December 31, 2025.

Provision/(Benefit) for Credit losses
Benefit for credit losses for the year ended December 31, 2025 totaled $11.9 million. This is compared to a provision for credit losses for the year ended December 31, 2024 of $35.7 million.
General benefit for credit losses was $13.5 million for the year ended December 31, 2025 compared to a general benefit of $0.3 million for the year ended December 31, 2024. The $13.2 million decrease in general reserve was primarily due to performance improvement of our portfolio and portfolio turnover since the end of the prior year.
For the year ended December 31, 2025, the increase in specific reserve of $5.7 million was primarily related to (i) two non-performing loans secured by multifamily properties in Texas which we foreclosed on during the second and fourth quarter, respectively, and (ii) three non-performing loans secured by multifamily properties in Pennsylvania, Arizona and North Carolina, partially offset by the reversal of a specific reserve on a non-performing loan secured by an office property in Georgia. For the year ended December 31, 2024, the increase in specific reserve of $36.0 million, compared to the prior year, was primarily related to two non-performing loans collateralized by office properties located in Colorado and Georgia.
For the year ended December 31, 2025, allowance for loss sharing was established from our Agency Business segment, which we acquired though the NewPoint acquisition on July 1, 2025. The $4.1 million change in reserve from the NewPoint acquisition date related to a $1.8 million decrease to the general CECL reserve due to an increased overall economic outlook coupled with a $2.3 million decrease in the specific loan reserve due to improvement in the performance of at risk loans.
Realized Gain/(Loss) on Extinguishment of Debt
The Company realized a loss on extinguishment of debt of $7.7 million for the year ended December 31, 2025 which related to the redemption of the outstanding notes issued by BSPRT 2021-FL6 Issuer, Ltd., BSPRT 2021-FL7 Issuer, Ltd. and BSPRT 2022-FL9 Issuer, Ltd. The Company did not realize a gain or loss on extinguishment of debt for the year ended December 31, 2024.
Realized Gain/(Loss) on Real Estate Securities, Available for Sale
Realized gain on real estate securities, available for sale for the year ended December 31, 2025 of $0.1 million related to eight sales of our CRE CLO bonds. Realized gain on real estate securities, available for sale for the year ended December 31, 2024 of $0.1 million was primarily related to the sale of six CMBS bonds.
Realized Gain/(Loss) on Sale of Commercial Mortgage Loans, Held for Investment
The Company did not realize any gains or losses on dispositions of commercial mortgage loans, held for investment for the year ended December 31, 2025. Realized gain on commercial mortgage loans, held for investment, for the year ended December 31, 2024 of $0.1 million was related to the disposition of two senior and one mezzanine commercial mortgage loans.
Realized Gain/(Loss) on Sale of Commercial Mortgage Loans, Held for Sale
Realized loss on commercial mortgage loans, held for sale, for the year ended December 31, 2025 of $0.2 million was related to the disposition one senior loan collateralized by a portfolio of retail properties. The Company did not realize any gains or losses on dispositions of commercial mortgage loans, held for sale for the year ended December 31, 2024.
Gain/(Loss) on Other Real Estate Investments
Loss on other real estate investments for the year ended December 31, 2025 was $3.4 million primarily due to sales of our multifamily and retail properties and fair value write downs of our multifamily properties, partially offset by settled litigation regarding the Walgreens Portfolio. This is compared to a loss of $8.0 million for the year ended December 31, 2024 primarily due to sales and write offs related to the Walgreens Portfolio coupled with the onboarding of real estate owned, held for sale multifamily properties.
Income/(loss) from equity method investments
Income from equity method investments for the year ended December 31, 2025 was $3.6 million related to the Company's net allocated percentage of income generated by our equity method investments. The Company did not have any equity method investment income during the year ended December 31, 2024.
(Provision)/Benefit for Income Tax
Provision for income tax for the year ended December 31, 2025 was $3.9 million compared to a provision of $1.1 million for the year ended December 31, 2024. The difference is related to changes in taxable earnings in our TRS segment.
Net (Income)/Loss Attributable to Non-controlling Interest
Net income attributable to non-controlling interest in our consolidated joint ventures for the year ended December 31, 2025 was $1.8 million, compared to a net loss attributable to non-controlling interest in our consolidated joint ventures of $3.5 million for the year ended December 31, 2024.

Preferred Share Dividends
Preferred share dividends were $27.0 million for the years ended December 31, 2025 and 2024.
Expenses from Operations
Expenses from operations for the years ended December 31, 2025 and 2024 consisted of the following (dollars in thousands):

	Year Ended
	December 31, 2025	December 31, 2024
Compensation and benefits	$53,739	$—
Asset management and subordinated performance fee	24,497	25,958
Acquisition expenses	951	996
Administrative services expenses	13,346	9,707
Professional fees	29,207	14,508
Other expenses	45,919	21,472
Depreciation and amortization	9,593	5,630
Share-based compensation	9,118	8,173
Total expenses from operations	$186,370	$86,444
Refer to Note 18 - Related Party Transactions and Arrangements for a summary of the Company's Advisory Agreement with the Advisor and a description of how our fees are calculated.
The increase in operating expense for the year ended December 31, 2025 compared to 2024 was primarily due to (i) our incurrence of compensation and benefits cost of $53.7 million compared to no such expenses in 2024, resulting from our acquisition of NewPoint and the fact we now have employees and were responsible for six months of associated compensation expense, (ii) a significant increase in professional fees related to the NewPoint acquisition, (iii) an increase in other expenses related to property operating expenses and third party management fees incurred in order to operate various real estate owned investments in our portfolio, coupled with other expenses related to the NewPoint acquisition and (iv) an increase in administrative service expense due to the time spent on the NewPoint acquisition. While the increase in professional fees primarily related to the completed NewPoint acquisition, we will be responsible for NewPoint compensation and benefits for the full year in 2026 and we will continue to be responsible for property operating expenses and third party management fees related to operating our real estate owned assets.

Comparison of the Three Months Ended December 31, 2025 to the Three Months Ended September 30, 2025
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities, agency and conduit programs.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended December 31, 2025 and three months ended September 30, 2025 (dollars in thousands):

	Three Months Ended
	December 31, 2025			September 30, 2025
	Average Carrying Value(1)	Interest Income/Expense(2)(3)	Avg Yield/Financing Cost(4)(5)	Average Carrying Value(1)	Interest Income/Expense(2)(3)	Avg Yield/Financing Cost(4)(5)
Interest-earning assets:
Real estate debt	$4,285,953	$87,168	8.1%	$4,499,821	$96,121	8.5%
Agency debt	468,433	6,511	5.6%	421,760	6,286	6.0%
Real estate conduit	150,212	2,840	7.6%	49,285	1,298	10.5%
Real estate securities	110,774	1,947	7.0%	83,466	1,577	7.6%
Total	$5,015,372	$98,466	7.9%	$5,054,332	$105,282	8.3%
Interest-bearing liabilities:
Repurchase Agreements - commercial mortgage loans	$1,236,471	$20,488	6.6%	$1,020,416	$18,188	7.1%
Other financing and loan participation - commercial mortgage loans	12,865	197	6.1%	12,865	197	6.1%
Repurchase Agreements - real estate securities	153,349	1,914	5.0%	130,688	1,767	5.4%
Collateralized loan obligations	2,804,731	44,392	6.3%	2,940,226	52,130	7.1%
Unsecured debt	188,482	4,038	8.6%	188,457	4,210	8.9%
Total	$4,395,898	$71,029	6.5%	$4,292,652	$76,492	7.1%
Net interest income/spread		$27,437	1.4%		$28,790	1.2%
Average leverage %(6)	87.6%			84.9%
Weighted average levered yield(7)			17.7%			15.1%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the three months ended December 31, 2025 and September 30, 2025, respectively.
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
Interest Income
Interest income for the three months ended December 31, 2025 and September 30, 2025 totaled $99.0 million and $106.2 million, respectively, a decrease of $7.2 million. The decrease was primarily due to an approximate 32 basis point decrease in daily average SOFR and SOFR equivalent rates coupled with a $213.9 million decrease in the average carrying value of our real estate debt. As of December 31, 2025, our portfolio consisted of (i) 169 commercial mortgage loans, held for investment, (ii) 10 real estate securities, available for sale, measured at fair value, and (iii) 17 commercial mortgage loans, held for sale, measured at fair value. As of September 30, 2025, our portfolio consisted of (i) 147 commercial mortgage loans, held for investment, (ii) 36 commercial mortgage loans, held for sale, measured at fair value, (iii) two commercial mortgage loans, held for sale and (iv) five real estate securities, available for sale, measured at fair value.

Interest Expense
Interest expense for the three months ended December 31, 2025 and September 30, 2025 totaled $71.0 million and $76.5 million, respectively, a decrease of $5.5 million due primarily to a decrease of $216.1 million in the carrying value of our repurchase agreements - commercial mortgage loans coupled with an approximate 32 basis point decrease in daily average SOFR and SOFR equivalent rates.
(Gain)/loss on sales, including fee-based services, net
Gain on sales, including fee-based services, net for the three months ended December 31, 2025 and September 30, 2025 was $22.9 million and $29.4 million, respectively, which was comprised of our Agency Business and conduit segments.
Gain on sales, including fee-based services, net from our Agency Business segment for the three months ended December 31, 2025 and September 30, 2025 was $11.3 million and $26.0 million, respectively. The $14.7 million decrease was primarily due to an approximate 50% reduction in rate locked loans in our Agency Business segment for the three months ended December 31, 2025 compared to the three months ended September 30, 2025.
Gain on sales, including fee-based services, net from our conduit segment for the three months ended December 31, 2025 and September 30, 2025 was $11.6 million and $3.4 million, respectively. The increase was primarily due to $290.6 million in principal amount of commercial real estate loans sold by the Company into the CMBS securitization market resulting in proceeds of $299.8 million for the three months ended December 31, 2025. This is compared to the sale of $59.4 million in principal amount of commercial real estate loans sold into the CMBS securitization market resulting in proceeds of $62.8 million for the three months ended September 30, 2025.
Mortgage servicing rights
Income for mortgage servicing rights for the three months ended December 31, 2025 and September 30, 2025 was $8.8 million and $19.7 million, respectively. The $10.9 million decrease is due to lower origination volume of the underlying loans for the three months ended December 31, 2025 compared to the three months ended September 30, 2025.
Servicing Revenue
Servicing revenue for the three months ended December 31, 2025 and September 30, 2025 was $8.9 million and $3.6 million, respectively. The $5.3 million quarter over quarter increase is primarily due to approximately $4.4 million of MSR impairment during the three months ended September 30, 2025 arising from increased CPR assumption. The Company did not have MSR impairment during the three months ended December 31, 2025.
(Gain)/Loss on derivatives
Gain on derivatives for the three months ended December 31, 2025 was $0.3 million composed of a $0.4 million realized gain related to the termination and settlement of credit default swaps and treasury note futures, partially offset by a $0.1 million unrealized loss. This is compared to a loss on derivatives for the three months ended September 30, 2025 of $0.1 million composed of a $0.4 million realized loss related to the termination and settlement of credit default swaps and treasury note futures, partially offset by a $0.3 million unrealized gain.
Revenue from Real Estate Owned
For the three months ended December 31, 2025 and September 30, 2025, revenue from real estate owned was $7.3 million and $7.2 million, respectively, staying relatively consistent quarter-over-quarter.
(Provision)/Benefit for Credit losses
Benefit for credit losses was $7.9 million during the three months ended December 31, 2025 compared to a benefit of $0.6 million during the three months ended September 30, 2025.
For the three months ended December 31, 2025 and September 30, 2025, general benefit for credit losses was $7.8 million and $1.5 million, respectively, an increase in benefit of $6.3 million primarily due to performance improvement of our portfolio since the end of the prior quarter.
For the three months ended December 31, 2025 and September 30, 2025, specific provision for credit losses was $3.0 million and $1.9 million, respectively. For the three months ended December 31, 2025, the specific provision was primarily related to three non-performing loans secured by multifamily properties in Pennsylvania, Arizona and North Carolina, coupled with a non-performing loan secured by a multifamily property in Texas which we foreclosed on during the fourth quarter. For the three months ended September 30, 2025, the increase in specific reserve was primarily related to a non-performing loan secured by a multifamily property in Pennsylvania.
For the three months ended December 31, 2025, allowance for loss sharing decreased $3.1 million related to a $4.1 million decrease to the specific loan reserve due to improvement in the performance of at risk loans. This is offset by a $1.0 million increase to the general CECL reserve due to growth in the Fannie Mae loss sharing portfolio.

Realized Gain/(Loss) on Extinguishment of Debt
The Company realized a loss on extinguishment of debt of $7.7 million for the three months ended December 31, 2025 which related to the redemption of the outstanding notes issued by BSPRT 2021-FL6 Issuer, Ltd., BSPRT 2021-FL7 Issuer, Ltd. and BSPRT 2022-FL9 Issuer, Ltd. The Company did not realize a gain or loss on extinguishment of debt for the three months ended September 30, 2025.
Realized Gain/(Loss) on Sale of Commercial Mortgage Loans, Held for Sale
Realized loss on commercial mortgage loans, held for sale, for the three months ended December 31, 2025 of $0.2 million was related to the disposition one senior loan collateralized by a portfolio of retail properties. The Company did not realize any gains or losses on dispositions of commercial mortgage loans held for sale for the three months ended September 30, 2025.
Gain/(Loss) on Other Real Estate Investments
Loss on other real estate investments for the three months ended December 31, 2025 was $1.7 million primarily due to the sales of real estate owned, held for sale, multifamily and retail properties coupled with the fair value write down on one multifamily property located in North Carolina. This is compared to a loss of $2.1 million for the three months ended September 30, 2025 primarily due to the sales of real estate owned, held for sale, multifamily and retail properties coupled with the fair value write down on one multifamily property located in Ohio.
Income/(loss) from equity method investments
For the three months ended December 31, 2025 and September 30, 2025, income from equity method investments was $3.4 million and $6.0 thousand, respectively. The increase was primarily related to the Company's share of increases to the fair value of the assets held by our equity method investments.
(Provision)/Benefit for Income Tax
Provision for income tax for the three months ended December 31, 2025 was $6.3 million compared to a benefit of $2.9 million for the three months ended September 30, 2025. The difference is related to changes in taxable earnings in our TRS segment.
Net (Income)/Loss Attributable to Non-controlling Interest
Net income attributable to non-controlling interest in our consolidated joint ventures for the three months ended December 31, 2025 and September 30, 2025 totaled $0.7 million and $0.3 million, respectively.
Expenses from operations
Expenses from operations for the three months ended December 31, 2025 and September 30, 2025 consisted of the following (dollars in thousands):

	Three Months Ended
	December 31, 2025	September 30, 2025
Compensation and benefits	$19,306	$34,434
Asset management and subordinated performance fee	6,323	6,082
Acquisition expenses	212	265
Administrative services expenses	2,659	3,455
Professional fees	8,599	9,334
Other expenses	10,361	14,052
Depreciation and amortization	3,400	3,432
Share-based compensation	2,319	2,237
Total expenses from operations	$53,179	$73,291
For the three months ended December 31, 2025, we incurred asset management and subordinated performance fees and administrative services expenses of $6.3 million and $2.7 million, respectively, which are payable to our Advisor under our asset management agreement. For the three months ended December 31, 2025 compared to September 30, 2025, asset management and incentive fees increased due to increases in applicable average equity between periods, while administrative services expenses decreased due to less personnel time spent in the current three months compared to the prior three months. Refer to Note 18 - Related Party Transactions and Arrangements for a summary of the Company's Advisory Agreement with the Advisor and a description of how our fees are calculated.
The decrease in operating expense for the three months ended December 31, 2025 was primarily related to (i) a decrease in compensation and benefits related to NewPoint employees as a result of lower commission expense resulting from a decrease in agency loan production during the quarter, and (ii) a decrease in other expenses related to the NewPoint acquisition.

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025, for a discussion of the comparison of the year ended December 31, 2024 to the year ended December 31, 2023.

Portfolio
As of December 31, 2025 and 2024, our Commercial Real Estate Financing portfolio consisted of 169 and 155 commercial mortgage loans, held for investment, respectively. The commercial mortgage loans held for investment, net of allowance for credit losses, as of December 31, 2025 and 2024, had a total carrying value of $4,383.1 million and $4,908.7 million, respectively. As of December 31, 2025, our commercial mortgage loans, held for sale, measured at fair value, were comprised of two conduit loans and 15 Agency loans, with a total fair value of $360.7 million. As of December 31, 2024, our commercial mortgage loans, held for sale, measured at fair value, were comprised of three senior loans with a total fair value of $87.3 million. As of December 31, 2025 and 2024, we had $151.7 million and $203.0 million, respectively, of real estate securities, available for sale, measured at fair value. As of December 31, 2025 and 2024, our real estate owned, held for investment portfolio was composed of two and three properties with carrying values of $99.3 million and $113.2 million, respectively. As of December 31, 2025 and 2024, we had six and twelve positions classified as real estate owned, held for sale with combined carrying values of $198.9 million and $222.9 million, respectively. As of December 31, 2025 and 2024, our equity method investments consisted of four investments and one investment with carrying values of $71.7 million and $13.4 million, respectively.
As of December 31, 2025, we had seven loans (six secured by a multifamily properties and one secured by an office property), designated as non-performing status with a total amortized cost of $214.0 million. As of December 31, 2024, we had three loans designated as non-performing status with a total amortized cost of $133.2 million. As of December 31, 2025, three loans designated as non-performing and put on cost recovery status were determined to have a combined $4.1 million specific allowance for credit losses. During the year ended December 31, 2024, three loans designated as non-performing and put on cost recovery status were determined to have a combined $31.2 million specific allowance for credit losses.
As of December 31, 2025 and 2024, our commercial mortgage loans, held for investment, excluding commercial mortgage loans on non-performing status, had a weighted average coupon of 7.1% and 8.0%, respectively, and a weighted average remaining life of 1.1 years and 1.1 years, respectively.
As of December 31, 2025, the Company had a total servicing portfolio consisting of 1,596 loans with an unpaid principal balance of $47.8 billion. As of December 31, 2025, the Company owned MSRs of $212.2 million, which consisted of 1,042 loans with an unpaid principal balance of $21.6 billion.

The following charts summarize our commercial mortgage loans, held for investment, by coupon rate type, collateral type geographical region and state as of December 31, 2025 and 2024:

Rate Type - December 31, 2025
10.4%
89.6%
Fixed
Floating

Rate Type - December 31, 2024
6.9%
93.1%
Fixed
Floating

Collateral Type - December 31, 2025

7.0%
2.6%
11.6%
1.3%
77.5%
Multifamily
Office
Hospitality
Industrial
Other

Collateral Type - December 31, 2024
0.9%
6.8%
2.5%
14.6%
3.7%
71.5%
Multifamily
Office
Hospitality
Industrial
Retail
Other

An investments region classification is defined according to the below map based on the location of investments secured property.

Region - December 31, 2025
1.7%
6.1%
2.8%
2.4%
5.4%
32.3%
7.9%
41.4%
Southwest
Southeast
Mideast
Far West
Great Lakes
Rocky Mountain
New England
Various

Region - December 31, 2024
2.3%
3.5%
5.8%
2.4%
3.4%
6.1%
37.6%
38.9%
Southwest
Southeast
Mideast
Far West
Great Lakes
Rocky Mountain
New England
Various

State - December 31, 2025
2.4%
2.8%
18.5%
6.1%
5.3%
6.9%
16.4%
29.0%
12.6%
Texas
North Carolina
Florida
Georgia
New York
Various
South Carolina
Arizona
All Other

State - December 31, 2024
4.6%
3.9%
5.8%
18.5%
3.6%
5.4%
12.3%
12.3%
33.6%
Texas
North Carolina
Florida
Georgia
New York
Various
South Carolina
Arizona
All Other

The following charts show the par value by contractual maturity year for the commercial mortgage loans, held for investment in our portfolio as of December 31, 2025 and 2024:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of December 31, 2025 (dollars in thousands):

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4)(5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 1	5	Office	Georgia	22,944	21,095	12/17/2019	1/9/2026	1M SOFR Term + 2.25%	5.94%	64.9%
Senior Debt 2	3	Office	Texas	14,756	14,756	10/6/2020	10/9/2027	Adj. 1M SOFR Term + 4.50%	8.30%	47.9%
Senior Debt 3	2	Office	Michigan	20,559	20,559	10/14/2020	1/9/2027	7.13%	7.13%	66.0%
Senior Debt 4	4	Multifamily	Texas	33,871	33,871	3/5/2021	3/9/2026	1M SOFR Term + 4.10%	7.79%	78.2%
Senior Debt 5	2	Mixed Use	Washington	32,500	32,500	6/30/2021	1/9/2026	Adj. 1M SOFR Term + 3.70%	7.50%	69.7%
Senior Debt 6	4	Multifamily	Texas	73,922	73,919	3/31/2021	4/9/2026	1M SOFR Term + 2.20%	5.89%	72.6%
Senior Debt 7	3	Multifamily	Texas	20,100	20,100	4/22/2021	5/9/2026	Adj. 1M SOFR Term + 3.35%	7.15%	67.7%
Senior Debt 8	3	Multifamily	Texas	35,466	35,465	4/1/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	6.75%	71.7%
Senior Debt 9	3	Multifamily	Texas	33,299	33,299	9/20/2021	4/9/2026	Adj. 1M SOFR Term + 3.64%	7.44%	66.0%
Senior Debt 10	3	Multifamily	Georgia	9,388	9,388	9/22/2021	10/9/2026	Adj. 1M SOFR Term + 3.75%	7.55%	70.0%
Senior Debt 11	2	Multifamily	Texas	25,926	25,926	9/30/2021	10/9/2026	Adj. 1M SOFR Term + 3.20%	7.00%	77.3%
Senior Debt 12	2	Multifamily	Texas	55,313	55,313	11/23/2021	8/9/2026	Adj. 1M SOFR Term + 3.10%	6.90%	67.2%
Senior Debt 13	5	Multifamily	Arizona	36,789	36,789	11/16/2021	12/9/2026	Adj. 1M SOFR Term + 2.00%	5.80%	72.0%
Senior Debt 14	2	Multifamily	Texas	55,680	55,680	12/10/2021	1/9/2027	Adj. 1M SOFR Term + 3.00%	6.80%	74.8%
Senior Debt 15	2	Multifamily	Kentucky	13,639	13,639	11/19/2021	6/9/2026	Adj. 1M SOFR Term + 2.75%	6.55%	62.4%
Senior Debt 16	5	Multifamily	Pennsylvania	21,961	21,715	12/16/2021	1/9/2027	1M SOFR Term + 2.96%	6.65%	79.4%
Senior Debt 17	2	Multifamily	Texas	30,256	30,256	12/16/2021	1/9/2027	1M SOFR Term + 3.20%	6.89%	74.2%
Senior Debt 18	2	Multifamily	Florida	77,250	77,163	12/21/2021	1/9/2027	1M SOFR Term + 3.45%	7.14%	78.8%
Senior Debt 19	3	Multifamily	North Carolina	80,247	80,247	12/15/2021	3/9/2027	4.25%	4.25%	76.1%
Senior Debt 20	2	Multifamily	North Carolina	23,250	23,250	12/17/2021	1/9/2027	1M SOFR Term + 3.10%	6.79%	72.7%
Senior Debt 21	3	Hospitality	North Carolina	10,116	10,116	1/19/2022	2/9/2027	1M SOFR Term + 5.30%	8.99%	68.2%
Senior Debt 22	3	Multifamily	Florida	78,500	78,500	2/10/2022	2/9/2027	1M SOFR Term + 3.20%	6.89%	74.5%
Senior Debt 23	2	Industrial	Arizona	54,283	54,283	3/15/2022	3/9/2027	1M SOFR Term + 3.50%	7.19%	70.1%
Senior Debt 24	2	Multifamily	Texas	37,071	37,071	3/14/2022	3/9/2028	7.00%	7.00%	74.1%
Senior Debt 25	4	Multifamily	Arizona	34,859	34,859	3/2/2022	3/9/2027	1M SOFR Term + 2.95%	6.64%	63.1%
Senior Debt 26	2	Multifamily	North Carolina	31,327	31,327	2/24/2022	3/9/2026	1M SOFR Term + 3.15%	6.84%	69.6%
Senior Debt 27	2	Multifamily	North Carolina	31,300	31,300	3/29/2022	4/9/2027	1M SOFR Term + 3.30%	6.99%	76.9%
Senior Debt 28	2	Hospitality	Georgia	49,592	49,592	3/30/2022	4/9/2027	1M SOFR Term + 4.90%	8.59%	61.1%
Senior Debt 29	3	Multifamily	Nevada	35,880	35,880	6/3/2022	11/9/2027	1M SOFR Term + 3.15%	6.84%	62.4%
Senior Debt 30	4	Multifamily	Virginia	56,543	56,543	4/29/2022	5/9/2026	1M SOFR Term + 3.95%	7.64%	73.2%
Senior Debt 31	4	Multifamily	Texas	30,648	30,648	10/21/2022	11/9/2026	6.50%	6.50%	70.9%
Senior Debt 32	3	Multifamily	North Carolina	57,159	57,159	8/23/2022	1/9/2026	1M SOFR Term + 6.70%	10.39%	46.5%
Senior Debt 33	2	Industrial	Florida	18,724	18,724	9/13/2022	9/9/2027	1M SOFR Term + 4.90%	8.59%	64.6%
Senior Debt 34	4	Multifamily	Texas	16,839	16,839	5/26/2022	6/9/2027	1M SOFR Term + 3.65%	7.34%	73.9%
Senior Debt 35	5	Multifamily	North Carolina	44,483	44,483	6/1/2022	6/9/2027	1M SOFR Term + 2.75%	6.44%	75.9%
Senior Debt 36	2	Multifamily	Georgia	64,400	64,400	6/14/2022	6/9/2027	1M SOFR Term + 3.45%	7.14%	71.6%
Senior Debt 37	3	Hospitality	District of Columbia	38,434	38,434	8/2/2022	8/9/2027	1M SOFR Term + 5.00%	8.69%	71.2%
Senior Debt 38	2	Multifamily	North Carolina	50,551	50,551	12/29/2022	1/9/2029	1M SOFR Term + 4.20%	7.89%	70.1%
Senior Debt 39	2	Multifamily	South Carolina	50,300	50,300	12/2/2022	12/9/2028	1M SOFR Term + 3.75%	7.44%	64.6%
Senior Debt 40	2	Hospitality	Various	94,047	93,928	2/9/2023	5/9/2028	1M SOFR Term + 4.00%	8.00%	53.6%
Senior Debt 41	2	Multifamily	Texas	14,750	14,730	6/28/2024	7/9/2029	1M SOFR Term + 2.80%	6.49%	71.5%
Senior Debt 42	3	Multifamily	District of Columbia	21,038	21,038	6/30/2023	7/9/2026	1M SOFR Term + 4.45%	8.14%	29.4%
Senior Debt 43	2	Manufactured Housing	Florida	24,784	24,784	7/28/2023	8/9/2028	1M SOFR Term + 4.25%	8.00%	43.2%
Senior Debt 44	2	Multifamily	New York	19,793	19,844	6/28/2023	7/9/2028	4.75%	4.75%	85.7%
Senior Debt 45	3	Multifamily	Texas	78,996	78,996	8/1/2023	8/9/2028	1M SOFR Term + 3.20%	6.89%	58.7%
Senior Debt 46	3	Hospitality	Georgia	18,086	18,058	8/17/2023	9/9/2028	1M SOFR Term + 4.85%	8.54%	53.5%
Senior Debt 47	2	Industrial	South Carolina	24,535	24,468	3/21/2024	10/9/2027	1M SOFR Term + 4.75%	9.50%	—%
Senior Debt 48	2	Multifamily	Texas	38,037	38,037	10/18/2023	5/9/2027	1M SOFR Term + 4.50%	9.00%	62.4%
Senior Debt 49	2	Hospitality	Florida	31,300	31,227	10/17/2023	11/9/2028	1M SOFR Term + 4.25%	8.59%	48.9%
Senior Debt 50	2	Multifamily	Texas	42,750	42,750	10/17/2023	11/9/2026	1M SOFR Term + 3.85%	7.54%	61.4%
Senior Debt 51	2	Multifamily	Texas	24,819	24,773	10/12/2023	10/9/2028	1M SOFR Term + 3.20%	6.89%	55.1%
Senior Debt 52	2	Multifamily	Texas	21,400	21,400	12/6/2023	12/9/2026	1M SOFR Term + 3.75%	8.50%	63.6%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4)(5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 53	2	Multifamily	Texas	35,880	35,880	2/14/2024	2/9/2026	9.00%	9.00%	84.4%
Senior Debt 54	3	Hospitality	Colorado	32,750	32,684	2/5/2024	2/9/2029	1M SOFR Term + 4.50%	8.82%	41.6%
Senior Debt 55	2	Hospitality	Nevada	25,750	25,748	12/15/2023	1/9/2028	1M SOFR Term + 3.95%	7.95%	42.4%
Senior Debt 56	2	Industrial	California	36,926	36,840	3/19/2024	10/6/2026	11.99%	11.99%	8.6%
Senior Debt 57	2	Multifamily	Florida	24,312	24,122	2/12/2024	8/9/2028	1M SOFR Term + 5.50%	9.50%	—%
Senior Debt 58	2	Multifamily	Florida	50,750	50,735	2/9/2024	8/9/2026	1M SOFR Term + 3.75%	7.50%	56.7%
Senior Debt 59	3	Multifamily	Texas	79,515	79,465	2/16/2024	3/9/2029	1M SOFR Term + 3.65%	7.34%	53.3%
Senior Debt 60	2	Multifamily	Florida	67,000	66,967	2/29/2024	3/9/2029	1M SOFR Term + 3.25%	7.25%	58.7%
Senior Debt 61	2	Industrial	North Carolina	75,000	74,920	3/7/2024	3/9/2029	1M SOFR Term + 2.70%	6.39%	58.6%
Senior Debt 62	2	Multifamily	Texas	23,118	23,034	3/7/2024	3/9/2029	1M SOFR Term + 3.75%	7.75%	57.2%
Senior Debt 63	2	Multifamily	Texas	40,000	39,963	4/24/2024	5/9/2028	1M SOFR Term + 2.95%	6.64%	70.4%
Senior Debt 64	2	Multifamily	Ohio	44,669	44,556	4/29/2024	5/9/2029	1M SOFR Term + 2.90%	6.59%	72.2%
Senior Debt 65	2	Multifamily	Texas	18,745	18,674	4/30/2024	5/9/2029	1M SOFR Term + 3.75%	7.75%	55.8%
Senior Debt 66	2	Multifamily	California	40,000	39,954	5/24/2024	6/9/2028	1M SOFR Term + 2.77%	6.46%	60.9%
Senior Debt 67	2	Multifamily	Connecticut	116,500	116,269	5/10/2024	5/9/2029	1M SOFR Term + 2.50%	6.19%	50.7%
Senior Debt 68	3	Hospitality	Florida	49,950	49,823	5/9/2024	6/9/2029	1M SOFR Term + 4.50%	8.19%	62.8%
Senior Debt 69	2	Hospitality	Various	27,375	27,395	6/6/2024	6/9/2029	1M SOFR Term + 4.43%	8.12%	44.6%
Senior Debt 70	2	Multifamily	Florida	9,323	9,291	6/3/2024	6/9/2029	1M SOFR Term + 2.95%	6.64%	56.0%
Senior Debt 71	2	Multifamily	Texas	23,980	23,903	6/7/2024	6/9/2029	1M SOFR Term + 2.85%	6.54%	64.5%
Senior Debt 72	2	Multifamily	Indiana	17,781	17,757	6/28/2024	7/9/2028	1M SOFR Term + 3.05%	6.74%	68.2%
Senior Debt 73	2	Retail	Wisconsin	1,986	1,988	6/20/2024	7/9/2026	5.50%	5.50%	73.0%
Senior Debt 74	2	Hospitality	Oregon	9,902	9,885	6/28/2024	7/9/2028	1M SOFR Term + 3.95%	7.64%	53.1%
Senior Debt 75	2	Multifamily	New Jersey	3,493	3,226	7/1/2024	7/9/2029	1M SOFR Term + 5.50%	9.55%	10.3%
Senior Debt 76	2	Multifamily	North Carolina	26,145	26,049	6/28/2024	7/9/2029	1M SOFR Term + 3.75%	7.75%	69.3%
Senior Debt 77	3	Hospitality	Texas	17,000	17,026	7/25/2024	8/9/2027	8.50%	8.50%	90.0%
Senior Debt 78	2	Multifamily	North Carolina	16,640	16,589	9/16/2024	10/9/2027	1M SOFR Term + 2.75%	6.75%	78.1%
Senior Debt 79	2	Multifamily	Tennessee	21,420	21,377	9/18/2024	10/9/2029	1M SOFR Term + 3.10%	6.79%	59.4%
Senior Debt 80	2	Multifamily	Florida	12,327	12,267	7/30/2024	8/9/2027	1M SOFR Term + 8.30%	12.05%	31.3%
Senior Debt 81	3	Multifamily	Florida	39,299	39,245	9/6/2024	9/9/2028	1M SOFR Term + 2.75%	6.44%	71.0%
Senior Debt 82	3	Multifamily	Florida	72,910	72,807	9/6/2024	9/9/2028	1M SOFR Term + 2.75%	6.44%	72.7%
Senior Debt 83	2	Multifamily	Florida	24,124	24,087	9/6/2024	9/9/2028	1M SOFR Term + 2.75%	6.44%	71.3%
Senior Debt 84	2	Multifamily	New York	15,593	15,593	8/7/2024	8/9/2029	1M SOFR Term + 5.25%	9.25%	53.6%
Senior Debt 85	3	Hospitality	Texas	14,130	14,107	8/9/2024	8/9/2028	1M SOFR Term + 4.00%	9.00%	63.7%
Senior Debt 86	2	Industrial	Texas	12,405	12,284	10/9/2024	10/9/2029	1M SOFR Term + 3.75%	7.44%	71.7%
Senior Debt 87	2	Multifamily	New York	20,588	20,535	11/22/2024	12/9/2027	1M SOFR Term + 3.75%	8.50%	29.2%
Senior Debt 88	2	Multifamily	Texas	18,523	18,463	11/12/2024	11/9/2029	1M SOFR Term + 2.95%	6.64%	66.9%
Senior Debt 89	2	Hospitality	Florida	17,562	17,472	11/6/2024	11/9/2029	1M SOFR Term + 4.75%	8.50%	75.8%
Senior Debt 90	2	Multifamily	New York	34,866	34,777	11/19/2024	12/9/2029	1M SOFR Term + 2.95%	6.64%	80.8%
Senior Debt 91	2	Multifamily	Florida	29,808	29,735	12/5/2024	12/9/2027	1M SOFR Term + 3.50%	7.19%	67.7%
Senior Debt 92	2	Multifamily	Georgia	53,973	53,854	11/1/2024	11/9/2029	1M SOFR Term + 2.95%	6.64%	71.1%
Senior Debt 93	2	Multifamily	Georgia	31,889	31,747	11/8/2024	11/9/2029	1M SOFR Term + 2.75%	6.44%	63.5%
Senior Debt 94	2	Multifamily	North Carolina	18,100	18,049	11/25/2024	12/9/2028	5.50%	5.50%	70.6%
Senior Debt 95	2	Industrial	Tennessee	13,441	13,404	12/6/2024	12/9/2027	1M SOFR Term + 3.50%	7.19%	59.7%
Senior Debt 96	2	Multifamily	South Carolina	24,359	24,276	12/9/2024	12/9/2028	1M SOFR Term + 3.25%	6.94%	76.3%
Senior Debt 97	2	Multifamily	North Carolina	31,162	30,208	12/20/2024	1/9/2028	4.25%	4.25%	87.3%
Senior Debt 98	2	Hospitality	Texas	14,409	14,371	12/27/2024	1/9/2028	1M SOFR Term + 3.25%	6.94%	40.3%
Senior Debt 99	2	Multifamily	North Carolina	17,263	17,181	12/30/2024	1/9/2030	1M SOFR Term + 3.25%	7.00%	69.5%
Senior Debt 100	2	Multifamily	Tennessee	19,355	19,300	2/13/2025	2/9/2029	1M SOFR Term + 2.90%	6.59%	69.6%
Senior Debt 101	2	Multifamily	Texas	22,180	22,118	1/16/2025	2/9/2029	1M SOFR Term + 3.25%	6.94%	57.7%
Senior Debt 102	2	Multifamily	Texas	15,089	15,047	1/16/2025	2/9/2028	1M SOFR Term + 3.25%	6.94%	75.0%
Senior Debt 103	2	Multifamily	Florida	14,200	13,888	1/15/2025	2/9/2030	1M SOFR Term + 4.00%	7.69%	—%
Senior Debt 104	2	Multifamily	Texas	60,000	59,832	1/24/2025	2/9/2029	1M SOFR Term + 2.50%	6.19%	86.7%
Senior Debt 105	2	Hospitality	New York	49,620	49,614	1/10/2025	1/9/2029	1M SOFR Term + 3.41%	7.09%	48.4%
Senior Debt 106	2	Multifamily	Oklahoma	20,782	20,833	6/27/2025	7/9/2029	1M SOFR Term + 3.75%	7.50%	69.1%
Senior Debt 107	2	Multifamily	Texas	56,500	55,004	2/12/2025	2/9/2029	4.75%	4.75%	88.6%
Senior Debt 108	2	Multifamily	Texas	32,000	31,423	3/31/2025	4/9/2028	5.25%	5.25%	76.7%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4)(5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 109	2	Multifamily	Texas	6,371	6,065	3/26/2025	10/9/2029	1M SOFR Term + 6.00%	10.00%	—%
Senior Debt 110	2	Multifamily	North Carolina	6,279	6,243	5/30/2025	6/9/2030	1M SOFR Term + 3.25%	6.94%	69.1%
Senior Debt 111	2	Industrial	Virginia	6,144	6,107	6/4/2025	6/9/2030	1M SOFR Term + 3.25%	6.94%	36.0%
Senior Debt 112	2	Multifamily	Texas	19,250	19,326	6/20/2025	1/9/2028	6.65%	6.65%	75.5%
Senior Debt 113	2	Multifamily	South Carolina	9,150	9,112	7/1/2025	7/9/2030	1M SOFR Term + 3.25%	6.94%	72.1%
Senior Debt 114	2	Multifamily	Texas	12,000	12,051	8/1/2025	8/9/2028	6.75%	6.75%	80.5%
Senior Debt 115	2	Multifamily	Florida	6,681	6,652	9/5/2025	9/9/2028	1M SOFR Term + 3.35%	7.04%	68.2%
Senior Debt 116	2	Multifamily	Tennessee	3,043	2,015	8/18/2025	9/9/2030	1M SOFR Term + 6.25%	9.94%	—%
Senior Debt 117	2	Mixed Use	North Carolina	9,663	9,617	8/19/2025	9/9/2029	1M SOFR Term + 3.25%	6.94%	60.7%
Senior Debt 118(8)	2	Multifamily	Various	—	—	8/15/2025	2/9/2028	1M SOFR Term + 5.05%	—%	—%
Senior Debt 119	2	Multifamily	Texas	6,848	6,811	8/21/2025	9/9/2030	1M SOFR Term + 2.75%	6.44%	68.6%
Senior Debt 120	2	Multifamily	Florida	38,250	38,089	8/27/2025	9/9/2029	1M SOFR Term + 3.08%	6.77%	73.8%
Senior Debt 121	2	Multifamily	Various	43,534	43,344	9/16/2025	10/9/2029	1M SOFR Term + 2.90%	6.59%	72.8%
Senior Debt 122	2	Multifamily	Nevada	10,000	9,954	9/29/2025	10/9/2030	1M SOFR Term + 2.65%	6.34%	72.2%
Senior Debt 123	2	Multifamily	New Jersey	7,850	7,793	9/30/2025	10/9/2029	1M SOFR Term + 5.05%	8.74%	69.3%
Senior Debt 124	2	Industrial	Georgia	10,124	10,039	10/29/2025	11/9/2030	1M SOFR Term + 4.00%	7.69%	56.1%
Senior Debt 125	2	Multifamily	New York	6,191	6,162	11/14/2025	11/9/2030	1M SOFR Term + 2.72%	6.41%	56.5%
Senior Debt 126	2	Multifamily	North Carolina	17,770	17,654	11/7/2025	11/9/2030	1M SOFR Term + 2.25%	5.94%	73.7%
Senior Debt 127	2	Multifamily	Ohio	10,000	9,954	10/22/2025	11/9/2028	1M SOFR Term + 2.52%	6.21%	66.2%
Senior Debt 128	2	Multifamily	Ohio	6,110	6,082	10/22/2025	11/9/2028	1M SOFR Term + 2.50%	6.19%	66.0%
Senior Debt 129	2	Multifamily	Georgia	25,750	25,692	10/29/2025	11/9/2030	1M SOFR Term + 2.50%	6.19%	72.9%
Senior Debt 130	2	Multifamily	Various	61,500	61,364	10/28/2025	11/9/2030	1M SOFR Term + 2.30%	5.99%	72.1%
Senior Debt 131	2	Multifamily	Texas	8,513	8,472	11/12/2025	11/9/2030	1M SOFR Term + 2.73%	6.42%	63.6%
Senior Debt 132	2	Multifamily	Texas	7,388	7,354	10/31/2025	11/9/2030	1M SOFR Term + 2.55%	6.24%	65.8%
Senior Debt 133	2	Senior Housing	New York	8,628	8,572	11/7/2025	12/9/2029	1M SOFR Term + 4.25%	7.94%	69.0%
Senior Debt 134	2	Multifamily	Texas	11,000	11,051	11/13/2025	11/9/2028	6.75%	6.75%	90.9%
Senior Debt 135	2	Multifamily	Colorado	7,754	7,716	12/3/2025	12/9/2030	1M SOFR Term + 2.60%	6.29%	61.2%
Senior Debt 136	2	Multifamily	Texas	11,370	11,315	11/14/2025	12/9/2030	1M SOFR Term + 2.47%	6.16%	56.6%
Senior Debt 137	2	Multifamily	Texas	11,432	11,376	11/21/2025	12/9/2028	1M SOFR Term + 3.75%	7.44%	81.2%
Senior Debt 138	2	Multifamily	New York	45,256	45,036	12/1/2025	12/9/2030	1M SOFR Term + 2.00%	5.69%	57.5%
Senior Debt 139	2	Multifamily	Florida	8,400	8,358	12/3/2025	12/9/2030	1M SOFR Term + 3.25%	6.94%	65.1%
Senior Debt 140	2	Multifamily	New York	7,500	7,464	11/21/2025	12/9/2029	1M SOFR Term + 2.95%	6.64%	70.1%
Senior Debt 141	2	Multifamily	Colorado	35,674	35,503	11/25/2025	12/9/2030	1M SOFR Term + 2.30%	5.99%	67.7%
Senior Debt 142	2	Multifamily	Florida	18,000	17,912	11/20/2025	12/9/2030	1M SOFR Term + 2.50%	6.19%	70.4%
Senior Debt 143	2	Industrial	Florida	5,890	5,844	12/29/2025	1/9/2031	1M SOFR Term + 3.15%	6.84%	62.8%
Senior Debt 144	2	Multifamily	Georgia	18,000	17,912	11/21/2025	12/9/2028	1M SOFR Term + 2.25%	5.94%	72.7%
Senior Debt 145	2	Multifamily	North Carolina	6,381	6,337	12/30/2025	1/9/2031	1M SOFR Term + 4.00%	7.69%	74.6%
Senior Debt 146	2	Multifamily	Texas	6,439	6,398	11/20/2025	12/9/2030	1M SOFR Term + 2.85%	6.54%	56.1%
Senior Debt 147	2	Multifamily	Nevada	23,394	23,282	11/25/2025	12/9/2030	1M SOFR Term + 2.85%	6.54%	76.2%
Senior Debt 148	2	Industrial	Illinois	6,990	6,948	12/8/2025	12/9/2030	1M SOFR Term + 2.80%	6.49%	45.5%
Senior Debt 149	2	Healthcare	Various	20,872	20,770	12/1/2025	12/9/2029	1M SOFR Term + 3.75%	7.44%	76.1%
	2	Multifamily	Nevada	15,588	15,511	12/16/2025	1/9/2031	1M SOFR Term + 2.90%	6.59%	70.7%
Senior Debt 151	2	Industrial	California	5,936	5,890	12/19/2025	1/9/2030	1M SOFR Term + 3.55%	7.24%	50.1%
Senior Debt 152	2	Industrial	Texas	9,014	8,944	12/19/2025	1/9/2031	1M SOFR Term + 3.00%	6.69%	56.2%
Senior Debt 153	2	Senior Housing	New York	10,000	9,951	12/19/2025	1/9/2029	1M SOFR Term + 3.50%	7.19%	68.4%
Senior Debt 154	2	Industrial	Various	25,000	24,876	12/23/2025	1/9/2031	1M SOFR Term + 2.93%	6.62%	60.8%
Senior Debt 155	2	Hospitality	Florida	7,500	7,463	12/19/2025	1/9/2031	1M SOFR Term + 3.85%	7.54%	64.8%
Senior Debt 156	2	Industrial	Texas	5,112	5,063	12/16/2025	1/9/2031	1M SOFR Term + 3.50%	7.19%	65.4%
Senior Debt 157	2	Healthcare	Massachusetts	9,482	9,435	12/29/2025	1/9/2029	1M SOFR Term + 4.70%	8.39%	62.3%
Senior Debt 158	2	Multifamily	North Carolina	6,424	6,381	12/30/2025	1/9/2031	1M SOFR Term + 3.45%	7.14%	71.3%
Mezzanine Loan 1	3	Multifamily	District of Columbia	11,700	11,700	6/30/2023	7/9/2026	1M SOFR Term + 4.45%	8.14%	45.2%
Mezzanine Loan 2	2	Multifamily	California	4,000	3,995	5/24/2024	6/9/2028	1M SOFR Term + 3.67%	7.36%	60.9%
Mezzanine Loan 3	2	Multifamily	New Jersey	9,264	9,132	7/1/2024	7/9/2029	1M SOFR Term + 11.90%	15.95%	10.3%
Mezzanine Loan 4	2	Multifamily	New York	1,870	1,870	8/7/2024	8/9/2029	1M SOFR Term + 12.75%	16.75%	59.6%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4)(5)	Effective Yield (6)	Loan to Value (7)
Mezzanine Loan 5	2	Multifamily	New York	2,100	2,094	11/19/2024	12/9/2029	1M SOFR Term + 8.23%	11.92%	85.6%
Mezzanine Loan 6	2	Hospitality	Texas	1,417	1,412	12/27/2024	1/9/2028	1M SOFR Term + 10.51%	14.20%	44.3%
Mezzanine Loan 7	2	Hospitality	New York	6,202	6,202	1/10/2025	1/9/2029	1M SOFR Term + 11.00%	14.69%	4.3%
Mezzanine Loan 8	2	Multifamily	Texas	1,230	1,169	3/26/2025	10/9/2029	1M SOFR Term + 15.25%	19.25%	—%
Mezzanine Loan 9	2	Multifamily	Tennessee	652	218	8/18/2025	9/9/2030	1M SOFR Term + 13.33%	17.02%	—%
Mezzanine Loan 10	2	Multifamily	New York	6,116	6,086	12/1/2025	12/9/2030	1M SOFR Term + 4.52%	8.21%	65.3%
Mezzanine Loan 11	2	Multifamily	New York	688	685	11/14/2025	11/9/2030	1M SOFR Term + 7.02%	10.71%	62.8%
Total/Weighted Average				$4,435,511	$4,421,436				7.13%	64.5%
_______________________
(1) For a discussion of risk ratings, see Note 4 - Commercial Mortgage Loans, Held for Investment in our Consolidated Financial Statements included in this Form 10-K.
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
(5) As of December 31, 2025, all of our commercial mortgage loans, held for investment which had been indexed at LIBOR were converted to SOFR utilizing the 11.448 basis points adjustment and the applicable spreads remain unchanged. The loans which have the SOFR adjustment are indicated with “Adj. 1M SOFR Term.”
(6) Effective yield is calculated as the spread of the loan plus the greater of the applicable index or index floor.
(7) LTV represents the ratio of the loan amount to the appraised value of the property at the time of origination. However, for predevelopment construction loans at origination, LTV is not applicable and is therefore nil.
(8) Commitment on the loan was unfunded as of December 31, 2025.
The following table shows selected data from our commercial mortgage loans, held for sale, measured at fair value as of December 31, 2025 (dollars in thousands):

Type	Investment Type	State	Fair Value	Interest Rate	Effective Yield
TRS Conduit Debt 1	Non-Agency	Pennsylvania	$24,500	6.42%	6.42%
TRS Conduit Debt 2	Non-Agency	New York	5,000	7.25%	7.25%
Fannie Mae(2)	Agency Loan	Various	321,346	4.87%	4.87%
Ginnie Mae(2)	Agency Loan	Various	9,872	5.65%	5.65%
Total/Weighted Average			$360,718	5.03%	5.03%
________________________
(1) Loan to value percentage (LTV) represents the ratio of the loan amount to the appraised value of the property at the time of origination.
(2) Interest rates and effective yields represent weighted averages.

The following table shows selected data from our real estate owned assets in our portfolio as of December 31, 2025 (dollars in thousands):

Type	Location	Property Type	Carrying Value	Undepreciated / Unamortized Value	Accounting Classification
REO 1(1)	Jeffersonville, GA	Industrial	$117,795	$139,816	Held for investment
REO 2	Portland, OR	Office	18,424	18,544	Held for investment
REO 3	Roseboro, NC	Retail	2,669	2,669	Held for sale
REO 4	Raleigh, NC	Multifamily	79,282	79,282	Held for sale
REO 5	Cleveland, OH	Multifamily	37,430	37,430	Held for sale
REO 6	Denver, CO	Office	16,954	16,954	Held for sale
REO 7	Austin, TX	Multifamily	34,968	34,968	Held for sale
REO 8	Fort Worth, TX	Multifamily	27,580	27,580	Held for sale
Total			$335,102	$357,243
________________________
(1) Includes intangible lease assets
The following table shows selected data from our equity method investments, in our portfolio as of December 31, 2025 (dollars in thousands):

Type	Investment Date	Primary Location(s)	Investment Type	Investment Amount
Equity Method Investment 1	December 2024	West New York, NJ	Mixed Use Property	$13,543
Equity Method Investment 2	May 2025	Commerce, CA	Industrial Property	8,592
Equity Method Investment 3	July 2025	N/A	Multifamily Bridge Lending	24,220
Equity Method Investment 4	July 2025	N/A	Multifamily Affordable Debt Lending	25,327
Total				$71,682
The following table shows selected data from our real estate securities, available for sale, measured at fair value as of December 31, 2025 (dollars in thousands):

Type	Interest Rate	Maturity	Par Value	Fair Value	Effective Yield
CMBS 1	1 month SOFR + 1.74%	6/15/2030	$5,190	$5,181	5.43%
CMBS 2	1 month SOFR + 2.94%	6/15/2030	17,490	17,588	6.63%
CMBS 3	1 month SOFR + 2.95%	10/15/2030	10,000	10,005	6.64%
CMBS 4	1 month SOFR + 2.14%	11/15/2030	5,775	5,801	5.83%
CMBS 5	1 month SOFR + 2.64%	11/15/2030	9,265	9,253	6.33%
CMBS 6	1 month SOFR + 2.35%	7/21/2043	30,659	30,685	6.04%
CMBS 7	1 month SOFR + 2.75%	7/21/2043	15,000	15,013	6.44%
CMBS 8	1 month SOFR + 2.94%	1/15/2030	22,309	22,361	6.63%
CMBS 9	1 month SOFR + 3.95%	6/15/2030	21,304	21,381	7.64%
CMBS 10	1 month SOFR + 3.00%	6/15/2030	14,370	14,394	6.69%
Total/Weighted Average			$151,362	$151,662	6.55%

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
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity and total leverage ratios:

	December 31, 2025	December 31, 2024
Net debt-to-equity ratio(1)	2.5x	2.6x
Total leverage ratio(2)	2.5x	2.7x
________________________
(1) Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, repurchase agreements - commercial mortgage loans, repurchase agreements - real estate securities, asset-specific financing arrangements, and unsecured debt, less cash and cash equivalents, to (ii) total equity and total redeemable convertible preferred stock, at period end. Recourse net debt-to-equity ratio was 0.8x and 0.3x as of December 31, 2025 and 2024, respectively.
(2) Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, repurchase agreements - commercial mortgage loans, repurchase agreements - real estate securities, asset-specific financing arrangements, and unsecured debt, to (ii) total equity and total redeemable convertible preferred stock, at period end. Recourse leverage ratio was 0.9x and 0.4x as of December 31, 2025 and 2024, respectively.
Sources of Liquidity
Our primary sources of liquidity include unrestricted cash, capacity in our collateralized loan obligations available for reinvestment, and funds available and in progress on financing lines.
Our current sources of near-term liquidity as of December 31, 2025 and 2024 are set forth in the following table (dollars in millions):

	December 31, 2025	December 31, 2024
Unrestricted cash	$167	$184
CLO reinvestment available(1)	30	12
Financings available & in progress(2)	624	339
Total	$821	$535
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
Collateralized Loan Obligations
During the year ended December 31, 2025, the Company raised $1.1 billion through the issuance of our CLO, BSPRT 2025-FL12 Issuer, LLC. Additionally, as of December 31, 2025, the Company had $29.5 million of reinvestment capital available across all outstanding collateralized loan obligations. The following table shows the par value outstanding for each CLO and the respective reinvestment end dates (dollars in millions):

CLO Name	Debt Amount	Reinvestment End Date
2022-FL8 Issuer	$370.3	Ended
2023-FL10 Issuer	$553.2	Ended
2024-FL11 Issuer	$886.2	10/08/27
2025-FL12 Issuer	$947.2	05/08/28

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
The following tables summarize our Repo and Revolving Credit Facilities and our master repurchase agreements (“MRAs”) for the years ended December 31, 2025, 2024, and 2023, respectively:

	As of December 31, 2025
	Amount Outstanding				Average Outstanding Balance
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Repurchase Agreements and Revolving Credit Facilities - Commercial Mortgage Loans	$429,314	$573,093	$1,176,808	$1,087,087	$426,898	$588,457	$1,076,364	$1,318,607
Repurchase Agreements, Real Estate Securities	206,164	128,890	131,657	187,371	249,374	253,388	195,847	190,842
Total	$635,478	$701,983	$1,308,465	$1,274,458	$676,272	$841,845	$1,272,211	$1,509,449

	As of December 31, 2024
	Amount Outstanding				Average Outstanding Balance
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Repurchase Agreements and Revolving Credit Facilities - Commercial Mortgage Loans	$412,556	$762,437	$183,761	$329,811	$382,313	$671,561	$799,861	$237,888
Repurchase Agreements, Real Estate Securities	194,769	243,646	241,266	236,608	217,012	249,442	259,977	264,514
Total	$607,325	$1,006,083	$425,027	$566,419	$599,325	$921,003	$1,059,838	$502,402

	As of December 31, 2023
	Amount Outstanding				Average Outstanding Balance
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Repurchase Agreements and Revolving Credit Facilities - Commercial Mortgage Loans	$604,421	$695,039	$249,345	$299,707	$725,300	$796,659	$816,929	$278,168
Repurchase Agreements, Real Estate Securities	107,934	176,993	240,010	174,055	217,389	209,025	349,878	263,769
Repurchase Agreements, Real Estate Securities held as trading	121,000	113,000	—	—	149,387	117,159	57,242	—
Total	$833,355	$985,032	$489,355	$473,762	$1,092,076	$1,122,843	$1,224,049	$541,937
The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the twelve months ended December 31, 2025, the maximum monthly average outstanding balance was $1.5 billion, of which $1.3 billion was related to repurchase agreements on our commercial mortgage loans and $0.2 billion for repurchase agreements on our real estate securities.
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
In December 2025, the Company's board of directors declared the following: (i) a fourth quarter 2025 dividend of $0.355 per share on the Company's common stock (equivalent to $1.42 per annum), (ii) a fourth quarter 2025 dividend of $106.216 per share on the Company’s Series H Preferred Stock, and (iii) a fourth quarter 2025 dividend of $0.46875 per share on the Company’s Series E Preferred Stock and (iv) a fourth quarter 2025 dividend of $0.355 per unit on the OP Units, all of which were paid in January 2026 to holders of record as of December 31, 2025.
Under the ("DRIP"), the Company may elect to supply shares for reinvestment via newly issued shares of common stock under the DRIP or via shares of common stock acquired by the DRIP administrator on the open market. For the year ended December 31, 2025, 0 and 160,137 shares of common stock were issued by the Company and purchased in the open market by the DRIP administrator and allocated to DRIP participants, respectively, under the dividend reinvestment component of DRIP.
During the year ended December 31, 2025 and 2024, the Company paid an aggregate of $118.6 million and $117.9 million, respectively, of common stock distributions. In addition, during the year ended December 31, 2025, the Company's operating partnership paid $3.0 million of distributions to holders of OP Units. There were no OP Units outstanding in 2024.
Cash Flows
The following table sets forth changes in cash, cash equivalents and restricted cash for the years ended December 31, 2025 2024, and 2023, respectively

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities	$291,940	$57,233	$197,387
Cash flows from investing activities	380,806	(155,475)	380,807
Cash flows from financing activities	(684,429)	(48,581)	(424,994)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(11,683)	$(146,823)	$153,200
Cash Flows from Operating Activities
During the year ended December 31, 2025, cash inflows of $291.9 million from operating activities were primarily driven by (i) net income of $84.1 million, (ii) net cash proceeds of $166.7 million related to originations, sales and repayment of commercial mortgage loans, held for sale, measured at fair value and (iii) certain non-cash expenses.
During the year ended December 31, 2024, cash inflows of $57.2 million from operating activities were primarily driven by (i) net income of $92.4 million and (ii) certain non-cash expenses, partially offset by net cash outlay of $74.1 million related to originations, sales and repayment of commercial mortgage loans, held for sale, measured at fair value.
Cash Flows from Investing Activities
During the year ended December 31, 2025 cash inflows of $380.8 million from investing activities were primarily driven by (i) proceeds from principal repayments of $1.5 billion received on commercial mortgage loans, held for investment, (ii) proceeds received from the sale or paydown of real estate securities, available for sale of $184.0 million, (iii) proceeds from the sale of real estate owned, held for sale assets of $60.9 million and (iv) proceeds from the sale of commercial mortgage loans, held for investment of $35.2 million. Inflows were partially offset by (i) the origination and purchase of commercial mortgage loans, held for investment for $924.4 million, (ii) the purchase of real estate securities, available for sale for $132.3 million and (iii) the payment of the cash portion of the consideration in the acquisition of NewPoint, which was $297.3 million.
During the year ended December 31, 2024, cash outflows of $155.5 million from investing activities were primarily driven by (i) the origination and purchase of commercial mortgage loans, held for investment for $1.8 billion, (ii) the purchase of real estate securities, available for sale for $79.5 million and (iii) the purchase of equity method investment in real estate for $13.4 million. Outflows were partially offset by (i) proceeds from principal repayments of $1.5 billion received on commercial mortgage loans, held for investment, (ii) proceeds from the sale or paydown of real estate securities, available for sale of $120.0 million, (iii) proceeds from the sale of real estate owned, held for sale assets of $34.4 million and (iv) proceeds from the sale of commercial mortgage loans, held for investment of $33.4 million.

Cash Flows from Financing Activities
During the year ended December 31, 2025 cash outflows of $684.4 million from financing activities were primarily driven by (i) net repayments from borrowings on collateralized loan obligations of $900.2 million, (ii) $145.6 million of distributions paid to shareholders, (iii) $7.4 million of distributions paid to non-controlling interest, (iv) payments of deferred financing costs of $15.9 million, (v) net repayments on repurchase agreements for real estate securities of $49.2 million and (vi) $14.4 million of common stock repurchases. Outflows were partially offset by (i) net borrowings on repurchase agreements and revolving credit facilities for commercial mortgage loans of $343.5 million and (ii) borrowings from new issuance of unsecured debt of $107.0 million.
During the year ended December 31, 2024, cash outflows of $48.6 million from financing activities were primarily driven by (i) repayments on our other financings of $23.7 million, (ii) $144.9 million of distributions paid to shareholders, (iii) $16.2 million of distributions paid to non-controlling interest, (iv) payments of deferred financing costs of $9.3 million and (v) $4.9 million of common stock repurchases. Outflows were partially offset by (i) net borrowings on collateralized loan obligations of $59.1 million, (ii) net borrowings on repurchase agreements for real estate securities of $62.6 million and (iii) net borrowings on repurchase agreements and revolving credit facilities for commercial mortgage loans of $30.1 million.
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

Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of December 31, 2025 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments (1)	$77,167	$336,712	$—	$—	$413,879
Repurchase agreements - commercial mortgage loans	778,569	308,518	—	—	1,087,087
Repurchase agreements - real estate securities	187,371	—	—	—	187,371
CLOs (2)	—	—	—	2,756,927	2,756,927
Mortgage note payable	23,998	—	—	—	23,998
Unsecured debt	—	25,000	82,000	82,500	189,500
Other financings	—	12,865	—	—	12,865
Total	$1,067,105	$683,095	$82,000	$2,839,427	$4,671,627
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $366.1 million of CLO notes, held by the Company, which are eliminated in Collateralized loan obligations in the consolidated balance sheets as of December 31, 2025.
In addition to its cash requirements, the Company pays a quarterly dividend and has an existing share repurchase authorization. As of December 31, 2025, the Company’s quarterly cash dividend was $0.355 per share of common stock (which was paid on an as-converted basis on the Company’s shares of Series H Preferred Stock), and $0.46875 per share on the Company’s shares of Series E Preferred Stock. The payment of future dividends is subject to declaration by the Board of Directors. The Company’s Board of Directors also has authorized a $65 million share repurchase program, of which $16.7 million remained available as of December 31, 2025. The authorization does not obligate the Company to acquire any specific number of shares.
Related Party Arrangements
Benefit Street Partners L.L.C.
Amended Advisory Agreement
Refer to “Note 18 - Related Party Transactions and Arrangements” for a summary of the Company’s Advisory Agreement with the Advisor and amounts paid to the Advisor pursuant to the Advisory Agreement for the years ended December 31, 2025 and December 31, 2024.
The Nominating and Corporate Governance Committee (the “Committee”) of the Company's board of directors, which consists solely of the Company’s independent directors, negotiated, approved and recommended that the board of directors approve, the amended Advisory Agreement. The Committee engaged independent legal counsel to assist the Committee in negotiating the amended Advisory Agreement.
Pursuant to the amended Advisory Agreement, the Advisor provides the daily management for the Company and the Operating Partnership, including an investment program consistent with the investment objectives and policies of the Company as determined and adopted from time to time by the board of directors. The initial term of the amended Advisory Agreement was three-years and was automatically renewed for an additional one-year period on January 19, 2026 and will continue to automatically renew for additional one-year periods unless either party elects not to renew.
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

Loan Referral Agreement
Effective July 1, 2025, NewPoint shall refer prospective clients to the Advisor on a non-exclusive basis. If any loan referred to the Advisor during the term of the agreement successfully closes, and the Advisor actually receives a fee in connection therewith, the Advisor shall pay NewPoint a referral fee (the “Referral Fee”) equal to 0.10% of the total amount of the loan. The Advisor or NewPoint may terminate this arrangement at any time, without notice and without cause.
Off Balance Sheet Arrangements
We had no off balance sheet arrangements as of December 31, 2025 and through the date of the filing of this Form 10-K.
Non-GAAP Financial Measures
Distributable Earnings and Distributable Earnings to Common
Distributable Earnings is a non-GAAP measure, which the Company defines as GAAP net income (loss), adjusted for (i) non-cash CLO amortization acceleration and amortization over the expected useful life of the Company's CLOs, (ii) unrealized gains and losses on loans and derivatives, including CECL reserves and impairments, net of realized gains and losses, as described further below, (iii) non-cash equity compensation expense, (iv) depreciation and amortization, (v) subordinated performance fee accruals/(reversal), (vi) realized gains and losses on debt extinguishment and CLO calls, (vii) non-cash income from mortgage servicing rights, and (viii) certain other non-cash items. Further, Distributable Earnings to Common, a non-GAAP measure, presents Distributable Earnings net of (x) perpetual preferred stock dividend payments and (y) non-controlling interests in joint ventures.
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

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Distributable Earnings to Common for the years ended December 31, 2025, 2024, and 2023 (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
GAAP Net Income (Loss)	$84,085	$92,403	$144,509
Adjustments:
CLO amortization acceleration(1)	—	—	(5,521)
Unrealized (gain)/loss on financial instruments(2)	4,444	6,933	7,185
Unrealized (gain)/loss - ARMs	—	—	415
(Reversal of)/provision for credit losses	(11,850)	35,699	33,738
Non-cash compensation expense	13,070	8,173	4,762
Depreciation and amortization, net	9,570	5,630	7,128
Subordinated performance fee(3)	(1,080)	(7,551)	6,171
Transaction-related and non-recurring items(4)	8,818	—	—
Realized (gain)/loss on debt extinguishment / CLO call	7,660	—	(2,201)
Loan workout charges/(loan workout recoveries)(5)	—	—	(5,105)
Income from mortgage servicing rights	(28,570)	—	—
Amortization and write-offs of MSRs	25,625	—	—
Deferred tax adjustment	3,030	—	—
Fair value adjustments on equity investments	(1,707)	—	—
Distributable Earnings before Realized Loss	$113,095	$141,287	$191,081
Realized gain / (loss) on debt extinguishment	(7,660)	—	—
Realized gain/(loss) adjustment on loans and REO(6)	(38,114)	(40,605)	(1,571)
Distributable Earnings	$67,321	$100,682	$189,510
7.5% series E cumulative redeemable preferred stock dividend	(19,367)	(19,367)	(19,367)
Non-controlling interests in joint ventures net (income) / loss	(1,814)	3,475	(602)
Non-controlling interests in joint ventures adjusted net (income) / loss DE adjustments	(265)	(3,717)	(31)
Distributable Earnings to Common	$45,875	$81,073	$169,510
Average common stock & common stock equivalents(7)	1,354,842	1,363,621	1,403,558
GAAP net income/(loss) ROE	4.6%	5.6%	8.9%
Distributable earnings ROE	3.4%	5.9%	12.1%
GAAP net income/(loss) per share, diluted	$0.64	$0.82	$1.42
GAAP net income/(loss) per share, fully converted(8)	$0.68	$0.87	$1.42
Distributable earnings per share, fully converted(8)	$0.49	$0.92	$1.92
Distributable earnings per share before realized loss, fully converted(6)	$0.99	$1.38	$1.93
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
(4) Represents transaction-related and non-recurring costs associated with the acquisition of NewPoint.
(5) Represents loan workout charges the Company incurred, which the Company deemed likely to be recovered. Reversal of loan workout charges represent recoveries received. During the second quarter of 2023, the Company recovered $5.1 million of loan workout charges, in aggregate, related to the loan workout charges incurred in 2022.

(6) Represents amounts deemed nonrecoverable upon a realization event, which is generally at the time a loan is repaid, or in the case of a foreclosure or other property, when the underlying asset is sold. Amounts may also be deemed non-recoverable if, in our determination, it is nearly certain the carrying amounts will not be collected or realized upon sale. Amount may be different than the GAAP basis. As of December 31, 2025, the Company has $8.1 million of GAAP loss adjustments that would run through distributable earnings if and when cash losses are realized.
(7) Represents the average of all classes of equity except the Series E Preferred Stock.
(8) Fully Converted assumes conversion of our series of convertible preferred stock and OP Units along with full vesting of our outstanding equity compensation awards.
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
As of December 31, 2025 and 2024, our portfolio included 162 and 149 variable rate investments, respectively, based on LIBOR and SOFR (or “indexing rates”) for various terms. As of June 2023, the Company fully transitioned all loans formerly on LIBOR indexing rates to SOFR indexing rates. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 basis points or decrease by 50 or 100 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity. The changes in the portfolio for each basis points increase/decrease is a change from the base scenario.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Indexing Rates	December 31, 2025	December 31, 2024
(-) 100 Basis Points	8.51%	(1.09)%
(-) 50 Basis Points	2.26%	(1.47)%
Base Interest Rate	—%	—%
(+) 50 Basis Points	0.24%	2.38%
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
The fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets will be the discount rates which are influenced by interest rates and conditional prepayment rates ("CPR"). A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $7.4 million at December 31, 2025, while a 100 basis point decrease would increase the fair value by $7.9 million.
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
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of December 31, 2025, that our disclosure controls and procedures are effective to provide the reasonable assurance described above.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management has accordingly excluded processes and controls of NewPoint that have not yet been converted to the Company's systems or processes from its assessment of internal control over financial reporting for the year ended December 31, 2025. Assets and revenues associated with those processes and procedures as of December 31, 2025 include 12% and 16% of total assets and revenues, respectively.
Based on its assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), audited the effectiveness of our internal control over financial reporting as of December 31, 2025. Their report dated February 25, 2026, which is included herein, expressed an unqualified opinion on the effectiveness of our internal control over financial reporting
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted above, Management has excluded processes and controls of NewPoint that have not yet been converted to the Company's systems or processes from its assessment of internal control over financial reporting for the year ended December 31, 2025.
Item 9B. Other Information.
During the quarter ended December 31, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
The other information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Exchange Act.
Item 11. Executive Compensation.
The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Except as set forth below, the information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Exchange Act.
Equity Compensation Plan Information
The following table provides information about the Company's common stock that may be issued under our equity compensation plans as of December 31, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (2)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	1,435,383	—	2,880,113
Total	1,435,383	—	2,880,113
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Exchange Act.
Item 14. Principal Accounting Fees and Services.
The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement for the 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Exchange Act.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    Financial Statement Schedules
    See the Index to Consolidated Financial Statements on page F-1 of this report.
(b)    Exhibits
    See the Index to Exhibit below.
INDEX TO EXHIBITS
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.8
Amendment No. 4 to Articles Supplementary of Franklin BSP Realty Trust, Inc., dated January 20, 2026, relating to Series H Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on January 21, 2026).

3.9	Amended and Restated Bylaws of Franklin BSP Realty Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on June 16, 2022)
4.1
Description of Securities of the Registrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 16, 2023).

4.2*	Second Amended and Restated Limited Liability Company Agreement of FBRT OP LLC, dated as of July 1, 2025.
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

10.7†
Form of Director Restricted Stock Award Agreement under Franklin BSP Realty Trust, Inc. 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 3, 2023).

10.8
Indenture, dated as of September 28, 2023, by and among BSPRT 2023-FL10 Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, U.S. Bank Trust Company, National Association, as trustee and note administrator, and U.S. Bank National Association as custodian (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2023)

10.9
Indenture, dated as of September 26, 2024, by and among BSPRT 2024-FL11 Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, U.S. Bank Trust Company, National Association, as trustee and note administrator, and U.S. Bank National Association as custodian (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 27, 2024)

10.10
Indenture, dated as of October 15, 2025, by and among BSPRT 2025-FL12 Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, U.S. Bank Trust Company, National Association, as trustee and note administrator, and U.S. Bank National Association as custodian (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 17, 2025)

10.11
Purchase and Sale Agreement, dated as of March 9, 2025, by and among New Point Holdings JV LLC, each of the members of NewPoint Holdings JV LLC, FBRT OP LLC, FBRT Sub REIT TRS LLC, Franklin BSP Realty Trust, Inc., and certain other parties named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 10, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 26, 2025)
21*	Subsidiaries of the Registrant
23.1*	Consent of PricewaterhouseCoopers LLP
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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Benefit Street Partners Realty Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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

Franklin BSP Realty Trust, Inc.
Date: February 25, 2026	By	/s/ Michael Comparato
Michael Comparato
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Michael Comparato	Chief Executive Officer	February 25, 2026
Michael Comparato

/s/ Richard J. Byrne	Chairman	February 25, 2026
Richard J. Byrne

/s/ Jerome S. Baglien	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	February 25, 2026
Jerome S. Baglien

/s/ Elizabeth K. Tuppeny	Lead Independent Director	February 25, 2026
Elizabeth K. Tuppeny

/s/ Pat Augustine	Director	February 25, 2026
Pat Augustine

/s/ Joe Dumars	Director	February 25, 2026
Joe Dumars

/s/ Jamie Handwerker	Director	February 25, 2026
Jamie Handwerker

/s/ Peter McDonough	Director	February 25, 2026
Peter McDonough

/s/ Buford Ortale	Director	February 25, 2026
Buford Ortale

FRANKLIN BSP REALTY TRUST, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Franklin BSP Realty Trust, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Franklin BSP Realty Trust, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index as of December 31, 2025 (collectively referred to as the "consolidated financial statements. We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Reporting on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s Annual Reporting on Internal Control over Financial Reporting, management has excluded NewPoint Holdings JV LLC from its assessment of internal control over financial reporting as of December 31, 2025, because it was acquired by the Company in a purchase business combination during 2025. We have also excluded NewPoint Holdings JV LLC from our audit of internal control over financial reporting. NewPoint Holdings JV LLC is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 12% and 16%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.
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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Commercial Mortgage Loans Held for Investment
As described in Notes 2 and 4 to the consolidated financial statements, the allowance for credit losses on the Company’s commercial mortgage loans held for investment was $38.3 million as of December 31, 2025, inclusive of the general and specific allowances for credit losses of $34.2 million and $4.1 million, respectively. The general allowance for credit losses for the Company’s loans carried at amortized cost, such as loans held for investment, represents a lifetime estimate of expected credit losses. In measuring the general allowance for credit losses for loans held for investment, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for loans that are collectively assessed and the allowance for credit losses is calculated as the product of the PD, LGD and exposure at default (“EAD”) estimates. The Company’s model to determine the general allowance for credit losses principally utilizes historical loss rates, forecasting loss parameters based on a projected macroeconomic scenario using a probability-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by an immediate reversion to average historical losses. For loans held for investment which management identifies reasonable doubt as to whether the collection of contractual components can be satisfied, a specific allowance for credit losses analysis is performed. If a loan is determined to have a specific allowance for credit losses, it is recorded by applying the practical expedient for collateral dependent loans. The specific allowance for credit losses is assessed on an individual basis for such loans by comparing the estimated fair value of the underlying collateral, less costs to sell to the book value of the respective loan. The estimated fair value of the underlying collateral requires judgments such as, assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plans, loan sponsorship, actions of other lenders, and other factors deemed relevant by management.
The principal considerations for our determination that performing procedures relating to the allowance for credit losses for commercial mortgage loans held for investment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the underlying collateral used to determine the specific allowance for credit losses for commercial mortgage loans held for investment; (ii) a high degree of auditor judgement, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to capitalization rates and discount rates; (iii) a high degree of audit effort in performing procedures related to the general allowance for credit losses; and (iv) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for credit losses for commercial mortgage loans held for investment, including controls over management’s significant assumptions related to capitalization rates and discount rates used when developing the fair value estimate of the underlying collateral used to determine the specific allowance for credit losses. These procedures also included, among others, (i) testing management’s process for developing the allowance for credit losses for commercial mortgage loans held for investment; (ii) testing the completeness and accuracy of certain data used when developing the allowance for credit losses; and (iii) the involvement of professionals with specialized skill and knowledge to assist in evaluating (a) the appropriateness of the PD and LGD model used by management when developing the general allowance for credit losses, (b) the appropriateness of the methodology used by management when developing the fair value estimate of the underlying collateral used when determining the specific allowance for credit losses, (c) the probability of default and loss given default estimates, including management’s selected projected macroeconomic scenario when estimating the general allowance for credit losses, and (d) the reasonableness of the capitalization rates and discount rates assumptions used when developing the fair value estimate of the underlying collateral used when determining the specific allowance for credit losses.

Acquisition of NewPoint Holdings JV LLC – Valuation of Agency Licenses

As described in Notes 2 and 3 to the consolidated financial statements, on July 1, 2025, the Company completed the acquisition of NewPoint Holdings JV LLC (“NewPoint”) for an aggregate purchase price of $427.8 million. Of the acquired intangible assets, $73 million of agency licenses were recorded. The fair value of the acquired agency licenses was estimated using a discounted cash flow method which involves projecting revenue and servicing fees associated with the license, while accounting for related expenses. The significant unobservable input used to discount the future cash flows to present value is the discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the agency licenses acquired in the acquisition of NewPoint is a critical audit matter are (i) the significant judgement by management when developing the fair value estimate of the agency licenses acquired; (ii) a high degree of auditor judgement, subjectivity, and effort in performing procedures and evaluating management’s significant unobservable input related to the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the agency licenses acquired. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the agency licenses acquired; and (iii) testing the completeness and accuracy of certain underlying data used in the discounted cash flow method. Professionals with specialized skill and knowledge were used to assist in evaluating (a) the appropriateness of the discounted cash flow method and (b) the reasonableness of the discount rate unobservable input used when developing the fair value estimate of the agency licenses acquired.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 25, 2026
We have served as the Company’s auditor since 2023.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$167,292	$184,443
Restricted cash	17,889	12,421
Investment securities, held to maturity(1)	20,483	—
Commercial mortgage loans, held for investment, net of allowance for credit losses of $38,302 and $78,083 as of December 31, 2025 and 2024, respectively(2)	4,383,134	4,908,667
Commercial mortgage loans, held for sale, measured at fair value(3)	360,718	87,270
Real estate securities, available for sale, measured at fair value, amortized cost of $151,946 and $202,894 as of December 31, 2025 and 2024, respectively(4)	151,662	202,973
Mortgage servicing rights, net	212,216	—
Accrued interest receivable	41,468	42,225
Receivable for loan repayment(5)	50,619	157,582
Prepaid expenses and other assets	45,112	17,526
Real estate owned, net of depreciation	99,265	113,160
Real estate owned, held for sale	198,883	222,890
Equity method investments	71,682	13,395
Intangible assets, net of amortization	115,553	39,834
Goodwill	92,048	—
Derivative instruments, measured at fair value	11,315	—
Loans eligible for repurchase	17,911	—
Total assets	$6,057,250	$6,002,386
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$2,735,582	$3,628,270
Repurchase agreements and revolving credit facilities - commercial mortgage loans	1,087,087	329,811
Repurchase agreements - real estate securities	187,371	236,608
Other financings	12,865	12,865
Unsecured debt	185,466	81,395
Mortgage note payable	23,998	23,998
Allowance for loss sharing	19,484	—
Accrued compensation	43,662	—
Liability for loans eligible for repurchase	17,911	—
Interest payable	16,110	12,844
Distributions payable	38,935	36,237
Accounts payable and accrued expenses	18,892	4,081
Due to affiliates	12,054	14,106
Derivative instruments, measured at fair value	6,951	713
Other liabilities	29,657	11,653
Total liabilities	$4,436,025	$4,392,581
Commitments and Contingencies
Redeemable convertible preferred stock:
Redeemable convertible preferred stock Series H, $0.01 par value, 20,000 authorized and 17,950 issued and outstanding as of December 31, 2025 and 2024, respectively	$89,748	$89,748
Total redeemable convertible preferred stock	$89,748	$89,748
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 7.5% Cumulative Redeemable Preferred Stock, Series E, 10,329,039 shares issued and outstanding as of December 31, 2025 and 2024, respectively	$258,742	$258,742
Common stock, $0.01 par value, 900,000,000 shares authorized, 81,553,982 and 83,066,789 issued and outstanding as of December 31, 2025 and 2024, respectively	808	818
Additional paid-in capital	1,593,365	1,600,997
Accumulated other comprehensive income (loss)	(284)	79
Accumulated deficit	(411,101)	(348,074)
Total stockholders' equity	$1,441,530	$1,512,562
Non-controlling interest	89,947	7,495
Total equity	$1,531,477	$1,520,057
Total liabilities, redeemable convertible preferred stock and equity	$6,057,250	$6,002,386
________________________

(1) Includes pledged assets of $20.2 million as of December 31, 2025.
(2) Includes pledged assets of $855.2 million and $268.7 million as of December 31, 2025 and 2024, respectively.
(3) Includes pledged assets of $329.2 million and $61.1 million as of December 31, 2025 and 2024, respectively.
(4) Includes pledged assets of $151.7 million and $180.7 million as of December 31, 2025 and 2024, respectively.
(5) Includes $50.5 million and $157.0 million of cash held by the servicer related to the CLOs as of December 31, 2025 and 2024, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Income
Interest income	$430,280	$526,076	$552,506
Less: Interest expense	288,327	338,471	305,577
Net interest income	141,953	187,605	246,929
Gain/(loss) on sales, including fee-based services, net	57,599	13,125	3,917
Mortgage servicing rights	28,570	—	—
Servicing revenue, net	12,516	—	—
Gain/(loss) on derivatives	(200)	(211)	858
Revenue from real estate owned	29,633	22,849	17,021
Total income	$270,071	$223,368	$268,725
Expenses
Compensation and benefits	$53,739	$—	$—
Asset management and subordinated performance fee	24,497	25,958	33,847
Acquisition expenses	951	996	1,241
Administrative services expenses	13,346	9,707	14,440
Professional fees	29,207	14,508	15,270
Other expenses	45,919	21,472	11,135
Depreciation and amortization	9,593	5,630	7,128
Share-based compensation	9,118	8,173	4,761
Total expenses	$186,370	$86,444	$87,822
Other income/(loss)
(Provision)/benefit for credit losses	$11,850	$(35,699)	$(33,738)
Realized gain/(loss) on sale of commercial mortgage loans, held for investment	—	138	—
Realized gain/(loss) on sale of commercial mortgage loans, held for sale	(246)	—	—
Realized gain/(loss) on real estate securities, available for sale	112	143	80
Realized gain/(loss) on extinguishment of debt	(7,660)	—	2,201
Gain/(loss) on other real estate investments	(3,371)	(7,983)	(7,089)
Income/(loss) from equity method investments	3,583	—	—
Trading gain/(loss)	—	—	(605)
Total other income/(loss)	$4,268	$(43,401)	$(39,151)
Income/(loss) before taxes	87,969	93,523	141,752
(Provision)/benefit for income tax	(3,884)	(1,120)	2,757
Net income/(loss)	$84,085	$92,403	$144,509
Net (income)/loss attributable to non-controlling interest	(1,814)	3,475	706
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$82,271	$95,878	$145,215
Less: Preferred stock dividends	26,993	26,993	26,993
Net income/(loss) attributable to common stock	$55,278	$68,885	$118,222

Basic earnings per share	$0.65	$0.82	$1.42
Diluted earnings per share	$0.64	$0.82	$1.42
Basic weighted average shares outstanding	81,965,156	81,846,170	82,307,970
Diluted weighted average shares outstanding	86,192,595	81,846,170	82,307,970
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income/(loss)	$84,085	$92,403	$144,509

Amounts related to available for sale real estate securities:
Change in net unrealized gain/(loss)	$(406)	$447	$(330)
Reclassification adjustment for amounts included in net income/(loss)	43	335	(763)
	$(363)	$782	$(1,093)
Comprehensive (income)/loss attributable to non-controlling interest	(1,814)	3,475	706
Comprehensive income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$81,908	$96,660	$144,122

The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Preferred E	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2022	82,992,784	$826	$1,602,247	$390	$(299,225)	$258,742	$1,562,980	$15,408	$1,578,388
Common stock repurchases	(1,026,105)	(10)	(12,495)	—	—	—	(12,505)	—	(12,505)
Common stock issued through distribution reinvestment plan	61,866	1	768	—	—	—	769	—	769
Share-based compensation	481,189	—	4,761	—	—	—	4,761	—	4,761
Shares canceled for tax withholding on vested equity rewards	(57,021)	—	(812)	—	—	—	(812)	—	(812)
Series I Preferred stock converted into common stock	299,200	3	4,997	—	—	—	5,000	—	5,000
Offering costs	—	—	(269)	—	—	—	(269)	—	(269)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	145,215	—	145,215	—	145,215
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	(706)	(706)
Distributions declared	—	—	—	—	(144,932)	—	(144,932)	—	(144,932)
Other comprehensive income/(loss)	—	—	—	(1,093)	—	—	(1,093)	—	(1,093)
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	12,393	12,393
Balance, December 31, 2023	82,751,913	$820	$1,599,197	$(703)	$(298,942)	$258,742	$1,559,114	$27,095	$1,586,209
Common stock repurchases	(391,863)	(4)	(4,863)	—	—	—	(4,867)	—	(4,867)
Share-based compensation	819,710	2	8,171	—	—	—	8,173	—	8,173
Shares canceled for tax withholding on vested equity rewards	(112,971)	—	(1,508)	—	—	—	(1,508)	—	(1,508)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	95,878	—	95,878	—	95,878
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	(3,475)	(3,475)
Distributions declared	—	—	—	—	(145,010)	—	(145,010)	—	(145,010)
Other comprehensive income/(loss)	—	—	—	782	—	—	782	—	782
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	(16,125)	(16,125)
Balance, December 31, 2024	83,066,789	$818	$1,600,997	$79	$(348,074)	$258,742	$1,512,562	$7,495	$1,520,057
Common stock repurchases	(1,371,073)	(14)	(14,353)	—	—	—	(14,367)	—	(14,367)
Share-based compensation	54,286	4	9,114	—	—	—	9,118	—	9,118
Shares canceled for tax withholding on vested equity rewards	(196,020)	—	(2,393)	—	—	—	(2,393)	—	(2,393)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	82,271	—	82,271	—	82,271
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	1,814	1,814
Distributions declared	—	—	—	—	(145,298)	—	(145,298)	—	(145,298)
Other comprehensive income/(loss)	—	—	—	(363)	—	—	(363)	—	(363)
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	80,638	80,638
Balance, December 31, 2025	81,553,982	$808	$1,593,365	$(284)	$(411,101)	$258,742	$1,441,530	$89,947	$1,531,477
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income/(loss)	$84,085	$92,403	$144,509
Adjustments to reconcile net income to net cash provided by operating activities:
Premium amortization and (discount accretion), net	$(9,716)	$(9,622)	$(13,072)
Accretion of deferred commitment fees	(4,503)	(6,584)	(7,577)
Amortization of deferred financing costs	12,959	13,035	7,779
Share-based compensation	9,118	8,173	4,761
Realized (gain)/loss on extinguishment of debt	7,660	—	(2,201)
Realized (gain)/loss on sale of available for sale securities, measured at fair value	(113)	(143)	(80)
Realized (gain)/loss on sale of commercial mortgage loans, held for sale, measured at fair value	(18,109)	(13,125)	(3,873)
Realized (gain)/loss on sale of commercial mortgage loans, held for sale	246	—	—
Realized (gain)/loss on sale of commercial mortgage loans, held for investment	—	(138)	—
Unrealized (gain)/loss on commercial mortgage loans, held for sale, measured at fair value	—	—	(44)
(Income)/loss from equity method investments	(3,583)	—	—
Unrealized (gain)/losses on derivative instruments	200	(1,050)	140
(Gain)/loss on other real estate investments	3,371	7,983	7,089
Trading (gain)/loss	—	—	605
Depreciation and amortization	9,593	5,630	8,412
Straight line rental income	946	(3,518)	(3,785)
Provision/(benefit) for credit losses	(11,850)	35,699	33,738
Origination of commercial mortgage loans, held for sale, measured at fair value	(3,637,236)	(358,445)	(102,500)
Proceeds from sale or repayment of commercial mortgage loans, held for sale, measured at fair value	3,803,908	284,300	121,976
Origination and purchase of commercial mortgage loans, held for sale	(7,000)	—	—
Proceeds from sale of commercial mortgage loans, held for sale	40,710	—	—
Distributions from equity method investments	1,876	—	—
MSR impairment and amortization	22,035	—	—
Mortgage banking activities	(23,544)	—	—
Changes in assets and liabilities:
Accrued interest receivable	9,147	6,756	(906)
Prepaid expenses and other assets	(893)	(2,857)	700
Accounts payable and accrued expenses	2,845	6,485	(5,081)
Due to affiliates	(2,052)	(5,210)	3,887
Interest payable	2,112	(2,539)	2,910
Accrued compensation	9,012	—	—
Other liabilities	(9,284)	—	—
Net cash provided by operating activities	$291,940	$57,233	$197,387
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(924,400)	$(1,759,291)	$(936,271)
Principal repayments received on commercial mortgage loans, held for investment	1,468,430	1,507,438	1,065,538
Purchase of equity method investments	(9,800)	(13,395)	—
Distributions from equity method investments	834	—	—
Proceeds from sale of real estate owned, held for sale	60,931	34,375	39,755

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
Purchase of real estate owned and capital expenditures	(1,587)	(324)	(1,151)
Proceeds from sale of commercial mortgage loans, held for investment	35,184	33,420	—
Purchase of NewPoint Holdings JV LLC	(297,308)	—	—
Payment of software development costs	(360)	—	—
Purchase of real estate securities, available for sale	(132,313)	(79,503)	(223,768)
Proceeds from sale or paydown of real estate securities, available for sale	183,966	120,042	418,791
Purchases of investment securities, held to maturity	(11,400)	—	—
Proceeds from sale of investment securities, held to maturity	8,800	—	—
Principal collateral on mortgage investments	—	—	17,702
Proceeds from sale/(purchase) of derivative instruments	(171)	1,763	211
Net cash (used in)/provided by investing activities	$380,806	$(155,475)	$380,807
Cash flows from financing activities:
Payments for common stock repurchases	$(14,367)	$(4,867)	$(12,505)
Shares canceled for tax withholding on vested equity awards	(2,393)	(1,508)	(812)
Payments of offering costs	—	—	(269)
Borrowings on collateralized loan obligations	947,189	914,125	689,294
Repayments of collateralized loan obligations	(1,847,379)	(854,979)	(241,223)
Borrowings on repurchase agreements and revolving credit facilities - commercial mortgage loans	5,015,177	892,675	600,164
Repayments of repurchase agreements and revolving credit facilities - commercial mortgage loans	(4,671,698)	(862,571)	(981,317)
Net borrowings (paydowns) on repurchase agreements - real estate securities, less than 90 days maturity	(49,237)	62,553	(265,953)
Borrowings on other financings	—	—	59,707
Repayments on other financings	—	(23,669)	(99,474)
Borrowings on unsecured debt	107,000	—	—
Repayments of unsecured debt	—	—	(13,367)
Payments of deferred financing costs	(15,855)	(9,309)	(12,905)
Distributions to non-controlling interest	(7,417)	(16,189)	(1,987)
Contributions from non-controlling interest	128	64	—
Distributions paid to common and preferred shareholders	(145,577)	(144,906)	(144,347)
Net cash used in financing activities:	$(684,429)	$(48,581)	$(424,994)
Net change in cash, cash equivalents and restricted cash	(11,683)	(146,823)	153,200
Cash, cash equivalents and restricted cash, beginning of period	196,864	343,687	190,487
Cash, cash equivalents and restricted cash, end of period	$185,181	$196,864	$343,687

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	184,443	337,595	179,314
Restricted cash, beginning of period	12,421	6,092	11,173
Cash, cash equivalents and restricted cash, beginning of period	$196,864	$343,687	$190,487

Cash and cash equivalents, end of period	167,292	184,443	337,595
Restricted cash, end of period	17,889	12,421	6,092
Cash, cash equivalents and restricted cash, end of period	$185,181	$196,864	$343,687

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2025	2024	2023
Supplemental disclosures of cash flow information:
Cash payments for income taxes	$1,098	$1,035	$325
Cash payments for interest	275,816	324,568	295,130

Supplemental disclosures of non-cash flow information:
Common stock issued through distribution reinvestment plan	$—	$—	$769
Distribution payable	38,935	36,237	36,133
Loans transferred from commercial mortgage loans, held for investment to commercial mortgage loans, held for sale	33,909	—	—
Loans transferred from commercial mortgage loans, held for investment to real estate owned, held for sale	197,397	307,546	77,305
Modification accounted for as repayment and new loan	60,000	42,235	—
Seller-based financing on sales of real estate owned, held for sale	168,899	94,917	—
Reclassification of real estate owned assets held for investment to held for sale	11,494	—	114,512
Reclassification of real estate owned liabilities held for investment to held for sale	—	—	13,664
Conversion of preferred stock to common stock	—	—	5,000
The accompanying notes are an integral part of these consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 1 - Organization and Business Operations
Franklin BSP Realty Trust, Inc., (the "Company") is a real estate finance company that is organized as a Maryland corporation. The Company has elected to be taxed as a real estate investment trust (a “REIT”) for U.S. federal income tax purposes since 2013. The Company’s operations are organized into two business units: (i) Commercial Real Estate Financing, and (ii) Agency Business.
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
Structure
The Company believes that it has qualified as a REIT since 2013 and intends to continue to meet the requirements for qualification and taxation as a REIT. As of December 31, 2025, substantially all of the Company's business is conducted through FBRT OP LLC (the “OP”), a Delaware limited liability company. As of December 31, 2025, the Company is the managing member of the OP and directly or indirectly holds 91% of the common units of membership interest in the OP. In addition, the Company, through subsidiaries which are treated as taxable REIT subsidiaries (“TRS”), is indirectly subject to U.S. federal, state and local income taxes.
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
December 31, 2025
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
For the year ended December 31, 2024 and 2023, $222.8 million and $870.0 million, of Borrowings on repurchase agreements - real estate securities and $160.3 million and $1,136.0 million of Repayments of repurchase agreements - real estate securities were combined to be presented as a net result in Net borrowings (paydowns) on repurchase agreements - real estate securities, less than 90 days maturity in the consolidated statements of cash flows.
For the year ended December 31, 2024 $1.3 million was reclassified from Intangible lease liability, held for sale to Other Liabilities on the consolidated balance sheets.
For the year ended December 31, 2024 $10.4 million was reclassified from Accrued Expenses and Accounts Payable to Other Liabilities on the consolidated balance sheets.
For the years ended December 31, 2024 and 2023 $13.1 million, and $3.9 million, respectively, was reclassified from Realized gain/(loss) on sale of commercial mortgage loans, held for sale, measured at fair value to Gain/(loss) on sales, including fee-based services, net on the consolidated statements of operations.
For the years ended December 31, 2024 and 2023, Unrealized gain/(loss) on derivatives and Realized gain/(loss) on derivatives were combined and reclassified to Gain/(loss) on derivatives, resulting in net $0.2 million, and $0.9 million, respectively, being reclassified on the consolidated statements of operations.
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, the OP, and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In determining whether the Company has a controlling financial interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the other partners or members, as well as whether the entity is a variable interest entity ("VIE") for which the Company is the primary beneficiary.
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
December 31, 2025
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
Held for Sale, Measured at Fair Value - The fair value option provides an option to irrevocably elect fair value as an alternative measurement for selected financial assets, financial liabilities, and written loan commitments. The Company has elected to measure commercial mortgage loans held for sale in the Company's Agency and Conduit business under the fair value option. These commercial mortgage loans are included in Commercial mortgage loans, held for sale, measured at fair value in the consolidated balance sheets. Interest income received on these loans is recorded on the accrual basis of accounting and is included in Interest income in the consolidated statements of operations. Costs to originate these investments are expensed when incurred.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
Revenue from Real Estate Owned

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
Intangible lease assets or liabilities related to above-market and below-market in-place leases are recorded based on the present value of the difference between the contractual rent amounts and management’s estimate of market rates measured over a period equal to the remaining terms of the leases, including lease renewals where applicable. Key assumptions in the estimated fair values of in-place leases includes estimated direct costs to obtain the "in place" tenant, such as commissions and tenant improvements, and opportunity costs associated with lost rentals, which are calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
Mortgage Loan Repurchase
When a loan is sold under the Fannie Mae DUS and Ginnie Mae programs, the Company retains an option to repurchase individual delinquent loans that meet certain criteria. Loans are considered delinquent when a payment has been missed for four consecutive months. At the Company’s option, and without Fannie Mae’s or Ginnie Mae’s prior authorization, the Company may repurchase the delinquent loan for an amount equal to 100% of the remaining unpaid principal balance of the loan plus applicable interest and the Company’s share of delinquency resolution costs. Under FASB ASC Topic 860, Transfers and Servicing, (“ASC 860”), once the Company has the unilateral ability to repurchase the delinquent loan and that ability has a more-than-trivial benefit to the Company, the Company is deemed to have regained effective control of the loan and is required to recognize the loan on its consolidated balance sheets with an offsetting liability, regardless of the Company’s intent to repurchase the loan. Historically the Company has not elected the option to repurchase eligible loans.
At December 31, 2025, there were three delinquent Ginnie Mae loans with an unpaid principal balance of $17.9 million eligible to be repurchased by the Company. During the year ended December 31, 2025, the Company did not exercise its option to repurchase any delinquent loans and it is not probable that the Company will be required to repurchase these delinquent loans. Loans meeting the criteria for the repurchase option are included in the Loan repurchase option asset with an offsetting Loan repurchase option liability on the consolidated balance sheets.
Servicing Fee Payable
The Company provides additional payments to certain employees, both current and former, and third-party consultants by providing them with a percentage of the servicing fee revenue that is earned by the Company, which is initially recorded as a liability when the Company commits to make a loan to a borrower (“the servicing fee payable”). The initial fair value of the liability represents the expected net cash payments over the life of the related mortgage loan that are discounted at a rate that reflects the credit and liquidity risk of the related MSR. The Company incurs an expense over the life of each loan as long as the related loan is performing. If a particular loan is not performing, the recipient will not receive any additional compensation on that loan, and if a loss sharing event is triggered, the recipient will not receive any portion of the additional compensation on other loans.
The servicing fee payable to current employees is included within Accrued compensation on the consolidated balance sheets. The initial fair value of the related expense and the changes in the fair value of the servicing fee payable over the life of the related mortgage loan for current employees is included within Compensation and benefits, on a net basis, in the consolidated statement of operations in the period in which the change occurs. The changes in the fair value of the servicing fee payable over the life of the related mortgage loan for former employees and third-party consultants is included within Professional fees, on a net basis, in the consolidated statement of operations in the period in which the change occurs.
Deferred Compensation Plans (Nonqualified)
The nonqualified deferred compensation plans are liability-classified cash based plans that are intended to promote the interest of the Company by creating incentives for employees in the form of long term compensation awards. Awards may be

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
Real estate owned, held for investment - Amounts capitalized to real estate owned, held for investment consist of the cost of acquisition or construction, any tenant improvements or major improvements, betterments that extend the useful life of the related asset, and transaction costs associated with the acquisition of the asset. All repairs and maintenance are expensed as incurred. Additionally, the Company capitalizes interest while the development, or redevelopment, of a real estate owned asset is in progress. No developments or redevelopments of real estate owned assets are in progress as of December 31, 2025.
The Company’s real estate owned, held for investment assets are depreciated or amortized using the straight-line method over the following useful lives:

Building	40 years
Furniture, fixtures, and equipment	15 years
Site Improvements	5 - 25 years
Intangible Lease Assets and Liabilities	Lease Term

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
In measuring the general allowance for credit losses for financial instruments such as loans held for investment and unfunded loan commitments that share similar risk characteristics, the Company primarily applies a probability of default (“PD”)/loss given default (“LGD”) model for instruments that are collectively assessed, whereby the allowance for credit losses is calculated as the product of PD, LGD and exposure at default (“EAD”) estimates. The Company’s model to determine the general allowance for credit losses principally utilizes historical loss rates derived from a commercial mortgage backed securities database with historical losses from 2002 to 2021 provided by a reputable third party, forecasting the loss parameters based on a projected macroeconomic scenario using a probability-based statistical approach over a reasonable and supportable forecast period of twelve months, followed by an immediate reversion to average historical losses.
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
For loans held for investment which the Company identifies reasonable doubt as to whether the collection of contractual components can be satisfied, a loan specific allowance for credit losses analysis is performed. Determining whether a specific allowance for credit losses for a loan is required entails significant judgment from management and is based on several factors including (i) the underlying collateral performance, (ii) discussions with the borrower, (iii) borrower events of default, and (iv) other facts that impact the borrower’s ability to pay the contractual amounts due under the terms of the loan. If a loan is determined to have a specific allowance for credit losses, the specific allowance for credit losses is recorded as a component of our Current Expected Credit Loss ("CECL") reserve by applying the practical expedient for collateral dependent loans. The CECL reserve is assessed on an individual basis for such loans by comparing the estimated fair value of the underlying collateral, less costs to sell, to the book value of the respective loan. The estimated fair value of the underlying collateral requires judgments, which may include assumptions regarding capitalization rates, discount rates, leasing, creditworthiness of major tenants, occupancy rates, availability and cost of financing, exit plans, loan sponsorship, actions of other lenders, and other factors deemed relevant by the Company. Actual losses, if any, could ultimately differ materially from these estimates. The Company only expects to write-off specific provisions if and when such amounts are deemed non-recoverable. Non-recoverability is generally determined at the time a loan is settled, or in the case of foreclosure, when the underlying asset is sold. Non-recoverability may also be concluded if, in the Company's determination, it is deemed certain that all amounts due will not be collected. If a loan is determined to be impaired based on the above considerations, management records a write-off through a charge to the allowance for credit losses and the respective loan balance.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Changes in the provision for credit losses for the Company’s financial instruments are recorded in (Provision)/benefit for credit losses in the consolidated statements of operations with a corresponding offset to the financial instrument’s amortized cost or as a component of Accounts payable and accrued expenses, in the consolidated balance sheets, for unfunded loan commitments.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Equity method investments are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If impairment is identified, a loss is recognized for the amount by which the carrying value exceeds the estimated fair value. Our impairment analyses can include current plans, intended holding periods, and other relevant facts and circumstances that exist at the time the analysis is performed.
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
Deferred Financing Costs
The deferred financing costs related to the Company's various Master Repurchase Agreements as well as certain prepaid subscription costs are included in Prepaid expenses and other assets in the consolidated balance sheets. Deferred financing cost on the Company's CLO are netted against the Company's CLO payable in Collateralized loan obligations in the consolidated balance sheets. Deferred financing costs are amortized over the terms of the respective financing agreement using the effective interest rate method and included in Interest expense in the consolidated statements of operations. Unamortized deferred financing costs are generally realized in Gain/(loss) on other real estate investments in the consolidated statements of operations when the associated debt is refinanced or repaid before maturity.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Equity Incentive Plan
The Company maintains the Franklin BSP Realty Trust, Inc. 2021 Equity Incentive Plan (the “2021 Incentive Plan”), pursuant to which the Company has granted and may grant in the future, from time to time, equity awards to the Company’s directors, officers and employees, employees of the Advisor and its affiliates, or certain of the Company’s consultants, advisors or other service providers to the Company or an affiliate of the Company. The 2021 Incentive Plan, which is administered by the Compensation Committee of the board of directors, provides for the grant of awards of share options, share appreciation rights, restricted shares, restricted share units, deferred share units, unrestricted shares, dividend equivalent rights, performance shares and other performance-based awards, other equity-based awards, long-term incentive plan units and cash bonus awards.
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
Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRSs, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but are instead taxed as C corporations. For financial reporting purposes, the TRSs are consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRS. Total income tax (provision)/benefit for the years ended December 31, 2025, 2024, and 2023 were $(3.9) million, $(1.1) million, and $2.8 million, respectively.
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
December 31, 2025
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
December 31, 2025
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
See Note 22 - Segment Reporting for further information regarding the Company's segments.
Redeemable Convertible Preferred Stock
The Company’s outstanding classes of redeemable convertible preferred stock are classified outside of permanent equity in the consolidated balance sheets as they qualify as mezzanine equity given the potential redemption options.
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
On January 20, 2026, the Company, following approval of the sole holder, amended the Articles Supplementary relating to the Series H Preferred Stock to extend the mandatory conversion date for the Series H Preferred Stock, which was set to occur on January 21, 2026, to January 21, 2028. Unless earlier converted, the Series H Preferred Stock will automatically convert into common stock at a rate of 299.2 shares of common stock per share of Series H Preferred Stock (subject to adjustments as described in the Articles Supplementary for the Series H Preferred Stock) on January 21, 2028; provided that the Company and the holder(s) of all of the then outstanding Series H Preferred Stock may mutually agree in writing prior to the mandatory conversion date to one or more one-year extensions of the mandatory conversion date. The holder of the Series H Preferred Stock has the right to convert up to 4,487 shares of Series H Preferred Stock one time in each calendar month through December 2027, upon 10 business days’ advance notice to the Company.
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
December 31, 2025
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
The Series E Preferred Stock is listed on the New York Stock Exchange under the symbol “FBRT PRE.”
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” or ASU 2023-09. ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. For the year ended December 31, 2025, the Company adopted and implemented the amendments and related disclosure requirements, which were applied prospectively. Refer to Note 24 - Income Taxes for details.
In March 2024, the FASB issued ASU, 2024-01 “Compensation — Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards,” or ASU 2024-01. ASU 2024-01 improves clarity and operability without changing the guidance. ASU 2024-01 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. For the year ended December 31, 2025, the Company adopted ASU 2024-01 and the adoption did not have a material impact on the Company's consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires disaggregated disclosures of certain categories of expenses that are included on the face of the income statement. The standard is to be adopted prospectively, with the option to apply retrospectively. The Company is currently assessing the impact that ASU 2024-03 will have on the consolidated financial statements.
In September 2025, the FASB issued ASU, 2025-06 “Intangibles - Goodwill and Other Internal-Use Software (Subtopic 350-40),” or ASU 2025-06. ASU 2025-06 modernizes the accounting for software costs. ASU 2025-06 is effective on a prospective basis, with options for modified transition and retrospective application, for annual periods beginning after December 15, 2027 and early adoption is permitted. The Company is currently assessing the impact that ASU 2025-06 will have on the consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
The Company purchased 100% of the outstanding equity interests of NewPoint for an aggregate purchase price of $427.8 million, comprised of $336.9 million in cash and $90.9 million of equity, in the form of 8,385,951 Class A units of the OP ("OP Units") issued as consideration. The OP Units were valued based on the closing market price of the Company's common shares on the acquisition date. The Company operates the acquired business through a taxable REIT subsidiary.
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
The allocation of the purchase consideration as of July 1, 2025, subject to future measurement period adjustments, is as follows (dollars in thousands):

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Amount
Total Purchase Price	$427,774
ASSETS
Cash and cash equivalents	25,357
Restricted cash	14,205
Investment securities, held to maturity	17,843
Commercial mortgage loans, held for sale, measured at fair value	422,011
Mortgage servicing rights, net	211,545
Derivative assets	4,268
Accrued Interest Receivable	4,475
Prepaid expenses and other assets	23,434
Equity method investments	47,614
Loan repurchase option asset	13,197
Intangible assets - agency licenses	72,500
Intangible assets - other	9,500
Goodwill	92,048
Total assets acquired	$957,997
Repurchase agreements - commercial mortgage loans	413,797
Allowance for loss sharing	23,586
Accrued compensation	34,650
Interest Payable	1,154
Loan repurchase option liability	13,197
Accounts payable and accrued expenses	15,929
Other liabilities	27,910
Total liabilities assumed	$530,223
Total purchase consideration	$427,774

During the year ended December 31, 2025, the Company made measurement period adjustment resulting in a $1.2 million increase in deferred tax liabilities primarily resulting from adjustments to state deferred taxes.
The purchase price exceeded the estimated fair value of the assets acquired and liabilities assumed and, as a result of the purchase allocation, the Company recorded goodwill of $92.0 million, which has been allocated to the Agency Business segment. The goodwill recognized is attributable primarily to anticipated growth opportunities and synergies resulting from the Transaction, which provides the Company with an expanded presence in the multifamily sector and the ability to originate and service agency mortgage loans. The amount of goodwill expected to be deductible for tax purposes is approximately $61.7 million.
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
Mortgage servicing rights: When a mortgage loan is sold, the Company retains the right to service the loan and recognizes the MSR at fair value. The initial fair value represents expected net cash flows from servicing, borrower prepayment penalties, placement fees on escrows, interim cash balances, delinquency rates, late charges and ancillary fees that are discounted at a rate that reflects the credit and liquidity risk of the MSR over the estimated life of the underlying loan. After initial recognition, the MSRs will be amortized using the amortization method.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
Developed technology: The fair value was estimated based on a replacement cost method of the cost approach, which estimates the cost the Company would incur in rebuilding the technology. Under this method, fair value is equal to the replacement cost of the technology plus developer’s profit and entrepreneurial incentive, which are the key assumptions embedded into the valuation. The technology is amortized over five years based upon the estimated economic benefits received.
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
The estimates above directly impact the amount of identified intangible assets recognized and the related amortization expenses in future periods. Intangible assets acquired had a weighted average useful economic life of 2.7 years. As of December 31, 2025, aggregate intangible assets relating to the Transaction of $78.2 million were recorded in Intangible assets, net on the consolidated balance sheets. The Company may record certain measurement period adjustments, which will be made in the period in which the amounts are determined. The current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the Acquisition Date.
For the year ended December 31, 2025, the Company recognized acquisition-related expenses of $3.7 million and $5.1 million in Other Expenses and Professional Fees, respectively, on the consolidated statement of operations.
The Company's consolidated financial statements for the year ended December 31, 2025 include the operations of NewPoint from the Acquisition Date. The following table presents NewPoint's revenue and earnings as reported in the Company's consolidated statement of operations (dollars in thousands):

Year ended December 31, 2025
Revenue	$77,337
Net income (loss) attributable to Franklin BSP Realty Trust, Inc.	12,701
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

	Year ended December 31,
	2025	2024
Total Income	$334,907	$333,471
Net income (loss) attributable to Franklin BSP Realty Trust, Inc.	94,168	81,513
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
December 31, 2025
Note 4 - Commercial Mortgage Loans, Held for Investment
The following table presents a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (dollars in thousands):

	December 31, 2025	December 31, 2024
Senior loans	$4,376,873	$4,947,462
Mezzanine loans	44,563	39,288
Total gross carrying value of loans	4,421,436	4,986,750
General allowance for credit losses	34,196	46,865
Specific allowance for credit losses	4,106	31,218
Less: Allowance for credit losses	38,302	78,083
Total commercial mortgage loans, held for investment, net	$4,383,134	$4,908,667
For the years ended December 31, 2025 and 2024, the activity in the Company's commercial mortgage loans, held for investment carrying values, was as follows (dollars in thousands):

	For the Years Ended
	December 31, 2025	December 31, 2024
Amortized cost, beginning of period	$4,986,750	$5,036,942
Acquisitions and originations	1,156,575	1,908,927
Principal repayments	(1,420,373)	(1,607,977)
Dispositions	(35,116)	(33,203)
Principal charge-off	(32,860)	(4,801)
Deferred fees and other items(1)	(10,304)	(13,326)
Amortization/accretion of fees and other items(1)	9,557	9,604
Transfer to real estate owned(2)	(197,396)	(307,546)
Transfer to held for sale	(33,909)	—
Cost recovery	(1,488)	(1,870)
Amortized cost, end of period	$4,421,436	$4,986,750
Allowance for credit losses, beginning of period	$(78,083)	$(47,175)
General (provision)/benefit for credit losses	12,669	310
Specific (provision)/benefit for credit losses	(5,748)	(36,019)
Charge offs from specific allowance for credit losses	32,860	4,801
Allowance for credit losses, end of period	$(38,302)	$(78,083)
Total commercial mortgage loans, held for investment, net	$4,383,134	$4,908,667
_______________________
(1) Other items primarily consist of purchase discounts or premiums and deferred origination expenses.
(2) For additional details on properties obtained through foreclosure or deed-in-lieu of foreclosure see Note 5 - Real Estate Owned.
As of December 31, 2025 and 2024, the Company's total commercial mortgage loan, held for investment, portfolio was comprised of 169 and 155 loans, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Loan Portfolio by Collateral Type and Geographic Region
The following tables presents the composition by loan collateral type and region of the Company's commercial mortgage loans, held for investment, portfolio (dollars in thousands):

	December 31, 2025		December 31, 2024
Loan Collateral Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$3,434,672	77.5%	$3,574,267	71.5%
Hospitality	515,144	11.6%	730,590	14.6%
Industrial	309,522	7.0%	340,195	6.8%
Office	58,259	1.3%	185,303	3.7%
Retail	1,986	—%	45,613	0.9%
Other	115,928	2.6%	123,886	2.5%
Total	$4,435,511	100.0%	$4,999,854	100.0%

	December 31, 2025		December 31, 2024
Loan Region	Par Value	Percentage	Par Value	Percentage
Southeast	$1,832,831	41.4%	$1,945,668	38.9%
Southwest	1,431,471	32.3%	1,877,501	37.6%
Mideast	348,750	7.9%	304,522	6.1%
New England	125,982	2.8%	177,417	3.5%
Far West	239,874	5.4%	171,775	3.4%
Great Lakes	108,095	2.4%	118,882	2.4%
Rocky Mountain	76,180	1.7%	114,425	2.3%
Various(1)	272,328	6.1%	289,664	5.8%
Total	$4,435,511	100.0%	$4,999,854	100.0%
________________________
(1) Represents loans secured by a portfolio of properties located in various regions of the United States.
Allowance for Credit Losses
The following table presents the changes in the Company's allowance for credit losses for the years ended December 31, 2025 and 2024 (dollars in thousands):

		General Allowance for Credit Losses
	Specific Allowance for Credit Losses	Funded	Unfunded	Total	Total Allowance for Credit Losses
December 31, 2023	$—	$47,175	$1,133	$48,308	$48,308
Changes:
Provision/(Benefit)	36,019	(310)	(10)	(320)	35,699
Write offs	(4,801)	—	—	—	(4,801)
December 31, 2024	$31,218	$46,865	$1,123	$47,988	$79,206
Changes:
Provision/(Benefit)	5,748	(12,669)	(827)	(13,496)	(7,748)
Write offs	(32,860)			—	(32,860)
December 31, 2025	$4,106	$34,196	$296	$34,492	$38,598

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Specific Allowance for Credit Losses
The Company has elected to apply a practical expedient for collateral dependent assets in which the allowance for credit losses is calculated as the difference between the estimated fair value of the underlying collateral, less estimated cost to sell, and the amortized cost basis of the loan. As such, these loans receivable are measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level 3 assets in the fair value hierarchy. The fair value of the underlying collateral is determined using the market approach, the income approach, or a combination thereof. The significant unobservable input used for the income approach is the exit capitalization rate assumptions, which ranged from 5.00% to 9.25%. The significant unobservable input used for the market approach is the estimated fair value less cost to sell based on a negotiated price from an anticipated buyer.
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
In December 2021, the Company originated a first mortgage loan with a commitment of $23.0 million secured by a multifamily property in Pennsylvania. The loan was identified by management as non-performing and placed on non-accrual status, with an amortized cost of $21.7 million as of December 31, 2025. The Company recorded a specific allowance for credit losses of $2.0 million on this loan as of December 31, 2025.
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
In May 2022, the Company originated a first mortgage loan with a commitment of $32.8 million secured by a multifamily property in Texas. In October 2025, the loan was identified by management as non-performing and placed on non-accrual status, with a specific reserve for credit losses of $1.1 million. In December 2025, the Company, through foreclosure, acquired the property and charged off the specific allowance for credit losses at the time of the foreclosure. See Note 5 - Real Estate Owned for additional details.
In November 2021, the Company originated a first mortgage loan with a commitment of $39.0 million secured by a multifamily property in Arizona. The loan was identified by management as non-performing and placed on cost recovery status, with an amortized cost of $36.8 million as of December 31, 2025. The Company recorded a specific allowance for credit losses of $1.2 million on this loan as of December 31, 2025.
In June 2022, the Company originated a first mortgage loan with a commitment of $46.0 million secured by a multifamily property in North Carolina. The loan was identified by management as non-performing and placed on cost recovery status, with an amortized cost of $44.5 million as of December 31, 2025. The Company recorded a specific allowance for credit losses of $0.9 million on this loan as of December 31, 2025.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
General Allowance for Credit Losses
The Company recorded a decrease in its general allowance for credit losses during the year ended December 31, 2025 of $13.5 million. The primary driver for the lower reserve balance is due to performance improvement of our portfolio since the end of the prior year. The Company recorded a decrease in its general allowance for credit losses during the year ended December 31, 2024 of $0.3 million. The primary driver for the lower reserve balance was due to portfolio turnover along with a more favorable macro-economic outlook since the end of the prior year. Changes in the provision for credit losses for the Company’s financial instruments are recorded in (Provision)/benefit for credit losses in the consolidated statements of operations with a corresponding offset to the financial instrument’s amortized cost recorded in the consolidated balance sheet, or as a component of Accounts payable and accrued expenses for unfunded loan commitments.
Past Due Status
The following table presents a summary of the loans amortized cost basis as of December 31, 2025 (dollars in thousands):

	Current	Less than 90 days past due	90 or more days past due(1)	Total
As of December 31, 2025	$4,288,728	$89,897	$42,811	$4,421,436
________________________
(1) Comprised of two mortgage loans, one of which was collateralized by an office property and the other by a multifamily property. Both mortgage loans have been designated as non-performing and placed on cost recovery status.
Non-performing Status
The following table presents the amortized cost basis of our non-performing loans as of December 31, 2025 and 2024 (dollars in thousands):

	December 31, 2025	December 31, 2024
Non-performing loan amortized cost at beginning of year, January 1	$133,230	$78,185
Addition of non-performing loan amortized cost	346,323	561,144
Less: Removal of non-performing loan amortized cost	265,573	506,099
Non-performing loan amortized cost at end of period(1)	$213,980	$133,230
________________________
(1) As of December 31, 2025 and 2024, the Company had seven and three loans, respectively, designated as non-performing. As of December 31, 2025, four non-performing loans were placed on cost recovery status, one of which was collateralized by an office property with no specific allowance for credit losses and the other three by multifamily properties, with a combined specific allowance for credit losses of $4.1 million. As of December 31, 2025, three non-performing loans, collateralized by multifamily properties, were placed on non-accrual status with no specific allowance for credit losses. As of December 31, 2024, the three non-performing loans were placed on cost recovery status, two of which were collateralized by office properties with a specific allowance for credit losses of $26.7 million and $1.3 million and the other by a multifamily property with a specific allowance for credit losses of $3.2 million.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
All commercial mortgage loans, excluding loans classified as Commercial mortgage loans, held for sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2. As of December 31, 2025 and 2024, the weighted average risk rating of loans was 2.4 and 2.3, respectively.
The following tables present the par value and amortized cost of our commercial mortgage loans, held for investment as of December 31, 2025 and 2024, by the Company’s internal risk rating and year of origination (dollars in thousands):

December 31, 2025
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Total Par Value	2025	2024	2023	2022	2021	Prior	Total Amortized Cost	% of Portfolio
1	—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2	137	3,213,933	982,678	1,175,376	322,490	387,548	313,728	20,559	3,202,379	72.4%
3	22	848,719	—	305,158	129,792	220,090	178,500	14,756	848,296	19.2%
4	6	246,682	—	—	—	138,889	107,790	—	246,679	5.6%
5	4	126,177	—	—	—	44,483	58,504	21,095	124,082	2.8%
Total	169	$4,435,511	$982,678	$1,480,534	$452,282	$791,010	$658,522	$56,410	$4,421,436	100.0%
					Allowance for credit losses				(38,302)
						Total carrying value, net			$4,383,134

December 31, 2024
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Total Par Value	2024	2023	2022	2021	2020	Prior	Total Amortized Cost	% of Portfolio
1	—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2	124	3,803,752	1,563,540	558,172	792,872	763,395	62,131	52,867	3,792,977	76.1%
3	27	1,004,387	79,210	88,821	262,228	515,065	42,263	16,378	1,003,965	20.1%
4	1	56,616	—	—	56,579	—	—	—	56,579	1.1%
5	3	135,099	—	—	—	110,392	—	22,837	133,229	2.7%
Total	155	$4,999,854	$1,642,750	$646,993	$1,111,679	$1,388,852	$104,394	$92,082	$4,986,750	100.0%
					Allowance for credit losses				(78,083)
						Total carrying value, net			$4,908,667

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 5 - Commercial Mortgage Loans, Held for Sale
Commercial Mortgage Loans, Held for sale, Measured at Fair Value
Our commercial mortgage loans, held for sale, measured at fair value are comprised of both Agency loans and non-Agency loans. Our Agency loans held for sale are typically sold within 60 days of loan origination, while non-Agency loans are generally expected to be sold to third parties or securitized within 180 days of loan origination. The following table shows the aggregate unpaid principal balance and fair value of our mortgage loans, held for sale, measured at fair value (dollars in thousands):

	December 31, 2025		December 31, 2024
	Aggregate UPB	Fair Value	Aggregate UPB	Fair Value
Agency loans	$324,162	$331,218	$—	$—
Non-Agency loans	29,500	29,500	87,270	87,270
Total commercial mortgage loans, held for sale, measured at fair value	$353,662	$360,718	$87,270	$87,270
As of December 31, 2025 and December 31, 2024, respectively, there were no loans that were 90 days or more past due or on a non-accrual status.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 6 - Mortgage Servicing Rights
Mortgage Servicing Rights (“MSRs”) represent servicing rights retained by the Company for loans it originates and sells. The servicing fees are collected from the monthly payments made by the borrowers. The Company generally receives other remuneration including rights to various loan fees such as late charges, collateral re-conveyance charges, loan prepayment penalties, and other ancillary fees. In addition, the Company earns placement fees on funds held pending remittance related to its collection of loan principal and escrow balances. As of December 31, 2025, the Company had a servicing portfolio consisting of 1,042 loans with an unpaid principal balance of $21.6 billion for which it owns MSRs.
Activity related to MSRs for the December 31, 2025, was as follows (in thousands):

Year Ended December 31, 2025
Beginning balance, as of January 1, 2025	$—
Acquired MSRs at July 1, 2025	211,545
Additions	26,295
Amortization	(19,434)
Impairment	(2,590)
Prepayments and write-offs	(3,600)
Ending balance, as of December 31, 2025	$212,216

The discount rates used to determine the present value of the MSRs, at recognition, were between 8% - 14% (representing a weighted average discount rate of 10%) as of December 31, 2025. The weighted average estimated life remaining of the MSRs was 6.4 years as of December 31, 2025.
Contractual servicing fees, including late fees, and ancillary fees were $22.9 million for the year ended December 31, 2025, and are included in servicing fees, net in the consolidated statement of operations. At December 31, 2025, $2.6 million of MSR were considered impaired.
The expected amortization of capitalized MSRs recorded at December 31, 2025 is as follows (in thousands):

Year	Amortization
2026	35,358
2027	29,467
2028	24,557
2029	20,466
2030	17,056
Thereafter	85,312
Total	$212,216

Based on scheduled maturities, actual amortization may vary from these estimates.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 7 - Real Estate Securities
Real Estate Securities, Available For Sale, Measured at Fair Value
The following is a summary of the Company's real estate securities, available for sale, measured at fair value as of December 31, 2025 and 2024 (dollars in thousands):

	CMBS Bonds
	Number of Bonds	Benchmark Interest Rate	Weighted Average Interest Rate	Weighted Average Contractual Maturity (years)	Par Value	Fair Value
December 31, 2025	10	1 Month SOFR	6.61%	8.4	$151,362	$151,662
December 31, 2024	11	1 Month SOFR	7.06%	9.8	$203,005	$202,973
The Company classified its CMBS bonds as available for sale and reports them at fair value in the consolidated balance sheets with changes in fair value recorded in Accumulated other comprehensive income/(loss) in the consolidated balance sheets.
The following table shows the amortized cost, unrealized gain/(loss) and fair value of the Company's CMBS bonds by investment type as of December 31, 2025 and 2024 (dollars in thousands):

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
December 31, 2025	$151,946	$76	$(360)	$151,662
December 31, 2024	$202,894	$295	$(216)	$202,973
As of December 31, 2025, the Company held 10 CMBS bonds with an amortized cost basis of $151.9 million and a net unrealized loss of $0.3 million, seven of which were held in a gross unrealized loss position of $0.4 million. As of December 31, 2024, the Company held 11 CMBS bonds with an amortized cost basis of $202.9 million and a net unrealized gain of $0.1 million, four of which were held in a gross unrealized loss position of $0.2 million. As of December 31, 2025 and 2024, zero positions had an unrealized loss for a period greater than twelve months. As of December 31, 2025 and 2024, the fair value of the Company's CMBS bonds that were in an unrealized loss position for less than twelve months was $105.9 million and $50.3 million, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 8 - Real Estate Owned
Real Estate Owned, Held for Investment
The following table summarizes the Company's real estate owned, held for investment assets as of December 31, 2025 and 2024 (dollars in thousands):

As of December 31, 2025
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021(1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,929	$(9,783)	$80,841
August 2023	Office	Portland, OR	16,479	2,065	—	(120)	18,424
			$19,915	$86,324	$2,929	$(9,903)	$99,265
________________________
See notes below.

As of December 31, 2024
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021(1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,928	$(7,481)	$83,142
August 2023	Office	Portland, OR	16,479	2,065	—	(69)	18,475
October 2023(2)	Multifamily	Lubbock, TX	1,618	10,076	185	(336)	11,543
			$21,533	$96,400	$3,113	$(7,886)	$113,160
________________________
(1) The Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, Jeffersonville Member, LLC (the “Jeffersonville JV”) to acquire a triple net lease property in Jeffersonville, GA. Refer to Note 18 - Related Party Transactions and Arrangements for details.
(2) The Company reclassified this property from held for investment to held for sale in September 2025.
Depreciation expense for the years ended December 31, 2025 and 2024 totaled $2.5 million and $2.7 million, respectively.
Real Estate Owned, Held for Sale
The following table summarizes the Company's Real estate owned, held for sale assets and liabilities as of December 31, 2025 and 2024 (dollars in thousands):

		As of December 31, 2025
Property Type	Primary Location(s)	Assets, Net	Liabilities, Net
Retail(1)	Various	$2,980	$217
Office(2)	Denver, CO	17,267	1,321
Multifamily(3)	Various	180,942	3,911
		$201,189	$5,449

		As of December 31, 2024
Property Type	Primary Location(s)	Assets, Net	Liabilities, Net
Retail(1)	Various	$14,472	$1,291
Multifamily(3)	Various	211,024	4,528
		$225,496	$5,819

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(1) In November 2022, the Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, BSPRT Walgreens Portfolio, LLC (the “Walgreens JV”) to assume a group of 24 retail properties with various locations throughout the United States (the “Walgreens Portfolio”). Refer to Note 18 - Related Party Transactions and Arrangements. During the year ended December 31, 2025, the Company sold three properties within the Walgreens Portfolio. In addition, the Company received $5.6 million related to settled litigation regarding the Walgreens Portfolio. As a result, the Company recorded a net gain of $3.4 million for the year ended December 31, 2025 related to the legal settlement and property sales included within Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations. As of December 31, 2025, the Company's real estate owned, held for sale assets includes one remaining retail property in the Walgreens Portfolio.
(2) During the year ended December 31, 2025, the Company obtained one office property, in Denver, CO, through deed-in-lieu of foreclosure and recognized a net loss of $1.7 million, included within Gain/(loss) on other real estate investments, in the Company's consolidated financial statements of operations related to the foreclosure of this property.
(3) During the year ended December 31, 2025, the Company obtained five multifamily properties, through foreclosure or deed-in-lieu of foreclosure, in various locations throughout the United States and reclassified one property located in Lubbock, Texas from held for investment to held for sale. In addition, the Company sold ten multifamily properties within the held for sale portfolio. During the year ended December 31, 2025, the Company recognized a net loss of $5.1 million included within Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations related to the foreclosure, sales, and fair value write-down of these properties. As of December 31, 2025, the Company's real estate owned, held for sale assets included four multifamily properties that previously collateralized four commercial mortgage loans.
As of December 31, 2025, the Company has designated certain properties included within the real estate owned business segment as held for sale in accordance with ASC 360. The properties are currently being marketed and sales are probable to occur within one year.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 9 - Equity Method Investments

55 Riverwalk Aker/BSP Venture LLC - The Company holds a 21.01% interest in 55 Riverwalk Aker/BSP Venture LLC (the "55 Riverwalk JV"), a joint venture that is a mixed-use development property consisting of a multifamily apartment complex and retail shopping stores. The 55 Riverwalk JV was formed on December 20, 2024, where the Company made an initial investment of $13.3 million. The Company has received total distributions of $0.4 million as of December 31, 2025. The equity investment in 55 Riverwalk JV has a carrying value of $13.5 million on the consolidated balance sheets as of December 31, 2025.
Garfield PG JV HoldCo LLC - The Company holds a 28.87% interest in Garfield PG JV HoldCo LLC (the "Garfield JV"), a joint venture that is an industrial property for warehousing and distribution. The Garfield JV was formed on May 22, 2025, where the Company made an initial investment of $9.8 million. The Company has received total distributions of $0.8 million as of December 31, 2025. The equity investment in Garfield JV has a carrying value of $8.6 million on the consolidated balance sheets as of December 31, 2025.
NewPoint JV LLC - Through the acquisition of NewPoint on July 1, 2025, the Company holds a 7.08% ownership interest in NewPoint JV LLC (the “Bridge JV”), a joint venture with the purpose of investing in multifamily bridge loans. The Company has received total distributions of $1.5 million as of December 31, 2025. The Company has a total commitment of $25.0 million which was completely funded as of December 31, 2025. The equity investment in Bridge JV has a carrying value of $24.2 million on the consolidated balance sheets as of December 31, 2025.
NewPoint + MORE Capital Affordable Fund LLC - Through the acquisition of NewPoint on July 1, 2025, the Company holds a 29.34% ownership interest in NewPoint + MORE Capital Affordable Fund LLC (the “Affordable JV”), a joint venture with the purpose of investing in multifamily affordable debt instruments through its subsidiary, NewPoint Impact Fund I LP. The Company has a total capital commitment of $30.0 million to Affordable JV, of which $7.4 million was unfunded as of December 31, 2025. The Company has received no distributions as of December 31, 2025. The equity investment in Affordable JV has a carrying value of $25.3 million on the consolidated balance sheets as of December 31, 2025.
The following table provides a summary of the combined financial position of the Company’s equity method investments as of December 31, 2025 (dollars in thousands):

December 31, 2025
Total Assets	$1,450,001
Total Liabilities	918,504
Net Assets/Member's Equity	531,497
The following provides a summary of the combined results of operations of the Company’s equity method of investments for the year-ended December 31, 2025 (dollars in thousands):

Year Ended December 31, 2025
Total Revenue/Investment Income	$86,448
Unrealized Gain/(Loss) from Investments	153
Total Expenses	63,154
Net Income/(Loss)	23,447
Net Income/(Loss) attributable to the Company	3,583

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 10 - Leases
The Company leases office space, classified as operating leases, in the normal course of business at varying lengths through 2033. Leases are negotiated with third parties and, in some instances, contain renewal, expansion and termination options. As of December 31, 2025, the Company recorded ROU assets of $8.4 million and operating lease liabilities of $10.5 million within Prepaid expenses and other assets and other liabilities, respectively, on the consolidated balance sheets. All lease commencement dates are recorded as of July 1, 2025 in conjunction with the acquisition of NewPoint.

	Year Ended December 31, 2025	Year Ended December 31, 2024
Lease Cost:
Operating lease cost	$1,226	$—
Variable lease cost	419	—
Net lease cost	$1,645	$—
Other Information
Operating cash outflows from operating leases	1,382	—

Weighted-average remaining lease term	5.5
Weighted-average discount rate	6.7%
Operating lease cost is included in Other expenses in the consolidated statement of operations. The discount rate was determined by using the Company's incremental borrowing rate.
The following table shows future minimum payments under the Company's operating leases as of December 31, 2025 (dollars in thousands):

Future Minimum Payments	December 31, 2025
2026	$2,666
2027	2,528
2028	2,381
2029	2,004
2030	804
2031 and beyond	2,246
Total Lease Payments	12,629
Less: imputed interest	(2,116)
Total	$10,513

Rental Income
Rental income for the years ended December 31, 2025 and 2024 totaled $29.6 million and $22.8 million, respectively. Rental income is included in Revenue from real estate owned in the consolidated statements of operations.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following table summarizes the Company's schedule of future minimum rents on its real estate owned, held for investment properties, to be received under the leases (dollars in thousands):

Future Minimum Rents	December 31, 2025
2026	$8,936
2027	8,710
2028	8,884
2029	9,062
2030	9,243
2031 and beyond	79,083
Total future minimum rent	$123,918
Amortization Expense
Intangible lease assets are amortized using the straight-line method over the remaining term of the lease. The weighted average life of the intangible assets as of December 31, 2025 is approximately 12.8 years. Amortization expense for the years ended December 31, 2025 and 2024 totaled $2.9 million and $3.0 million, respectively.
The following table summarizes the Company's expected amortization of other identified intangible assets, exclusive of intangible assets that are held for sale, assuming no further acquisitions or dispositions (dollars in thousands):

Amortization Expense - Other identified intangible assets	December 31, 2025
2026	$2,880
2027	2,880
2028	2,880
2029	2,880
2030	2,880
2031 and beyond	22,560

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 11 - Goodwill & Other Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reporting segment were as follows (dollars in thousands):

	Agency	Total
Balance at December 31, 2024	$—	$—
Goodwill acquired during the period(1)	92,048	92,048
Balance at December 31, 2025	$92,048	$92,048
________________________
(1) Represents goodwill related to the NewPoint acquisition.
Intangible Assets
The following table summarizes the carrying value of the Company’s intangible assets, as described in Note 2 - Summary of Significant Accounting Policies, as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	December 31, 2025			December 31, 2024
	Carrying Value	Accumulated Amortization	Total	Carrying Value	Accumulated Amortization	Total
Indefinite lived intangibles:
Agency License Intangibles	$72,500	$—	$72,500	$—	$—	$—
Finite lived intangibles:
Non-compete Agreements	$5,200	$(3,317)	$1,883	$—	$—	$—
Software development	4,660	(444)	4,216	—	—	—
Intangible lease assets	49,192	(12,238)	36,954	49,285	(9,451)	39,834
Total	$131,552	$(15,999)	$115,553	$49,285	$(9,451)	$39,834

Amortization expense for the years ended December 31, 2025 and 2024 totaled $6.6 million and $2.9 million, respectively.
The following table summarizes the Company's expected other identified intangible assets, net amortization over the next five years (dollars in thousands):

	Weighted Avg. Life (in Years)	2026	2027	2028	2029	2030
Non-compete Agreements	0.3	$1,883	$—	$—	$—	$—
Software development	4.5	932	932	932	932	488
Intangible lease assets	12.8	2,880	2,880	2,880	2,880	2,880
Total		$5,695	$3,812	$3,812	$3,812	$3,368

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 12 - Debt
Below is a summary of the Company's Repurchase facilities and revolving credit facilities - commercial mortgage loans (“Repo and Revolving Credit Facilities”), Mortgage note payable, Other financing and Unsecured debt as of December 31, 2025 and 2024 (dollars in thousands):

	As of December 31, 2025
Repo and revolving credit facilities - commercial mortgage loans(2):	Capacity	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility(3)	$500,000	$439,408	$18,107	6.04%	07/2026
Atlas Repo Facility(4)	350,000	150,744	10,598	6.35%	01/2027
WF Repo Facility(5)	250,000	75,172	1,749	5.22%	10/2027
Barclays Revolver Facility(6)	100,000	—	438	N/A	09/2026
Barclays Repo Facility(7)	500,000	82,602	8,889	5.59%	03/2028
Churchill Repo Facility(8)	—	—	555	N/A	N/A
BAML WH Line of Credit(9)	500,000	9,399	1,210	5.17%	06/2026
Fifth Third WH Line of Credit(9)	400,000	44,007	3,169	5.02%	07/2026
Fifth Third Line of Credit(10)	100,000	15,000	1,265	6.53%	08/2026
JPM WH Line of Credit(11)	700,000	222,831	5,892	5.04%	01/2026
PNC WH Line of Credit(12)	500,000	47,924	1,628	4.99%	12/2026
ASAP WH Line of Credit(13)	100,000	—	—	N/A	N/A
Total/Weighted average	$4,000,000	$1,087,087	$53,500	5.70%
Mortgage note payable:
Debt related to our REO(14)	N/A	$23,998	$1,783	6.87%	10/2026
Other Financing
Other financings(15)	N/A	$12,865	$783	6.00%	07/2028
Unsecured Debt(18)
Senior Notes(16)(17)	N/A	$107,000	$6,158	Various(16)(17)	Various(16)(17)
Junior Note I(18)	N/A	17,500	1,458	7.60%	10/2035
Junior Note II(18)	N/A	40,000	3,195	7.28%	12/2035
Junior Note III(18)	N/A	25,000	1,997	7.28%	09/2036
Total/Weighted average	N/A	$189,500	$12,808	7.81%
________________________
See notes below.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

	As of December 31, 2024
Repo and revolving credit facilities - commercial mortgage loans(2):	Capacity	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility(3)	$500,000	$96,123	$11,308	6.73%	07/2026
Atlas Repo Facility(4)	350,000	81,810	5,869	7.00%	01/2026
WF Repo Facility(5)	400,000	—	6,246	N/A	10/2025
Barclays Revolver Facility(6)	100,000	75,805	965	9.25%	09/2026
Barclays Repo Facility(7)	500,000	76,073	13,642	6.28%	03/2025
Churchill Repo Facility(8)	225,000	—	139	N/A	N/A
Total/Weighted average	$2,075,000	$329,811	$38,169	7.27%
Mortgage note payable:
Debt related to our REO(14)	N/A	$23,998	$2,032	7.52%	10/2025
Other Financing
Other financings(15)	N/A	$12,865	$1,070	6.00%	07/2028
Unsecured debt(18):
Junior Note I	N/A	$17,085	$1,630	8.35%	10/2035
Junior Note II	N/A	39,588	3,602	7.92%	12/2035
Junior Note III	N/A	24,722	2,251	7.92%	09/2036
Total/Weighted average	N/A	$81,395	$7,483	8.01%
________________________
(1) Represents year to date expense and includes amortization of deferred financing costs.
(2) The Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 60% to 75% of the principal amount of the mortgage loan being pledged. These loans are all floating rate at the Secured Overnight Financing Rate ("SOFR") plus an applicable spread. Additionally, the Repo and Revolving Credit Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of both December 31, 2025 and 2024, the Company is in compliance with all debt covenants.
(3) On February 6th, 2026, the Company upsized the capacity of the JPM MRA by $250.0 million to a total of $750.0 million. There are two one-year extension options.
(4) On October 9th, 2025, the Company extended the maturity date to January 5th, 2027.
(5) On October 10th, 2025, the Company extended the maturity date to October 25th, 2027 and reduced the facility capacity to $250 million. There are three one-year extension options remaining.
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
(11) On January 31, 2026, the Company extended the maturity date to January 29th, 2027.
(12) Collateralized by a first lien on the Company’s interest in the mortgage loans that it originates.
(13) The Company has a $100.0 million ASAP agreement with Fannie Mae providing us with a warehousing credit facility for mortgage loans that are to be sold to Fannie Mae and serviced under the Fannie Mae DUS program. The ASAP agreement is not a committed line, has no expiration date and bears interest at SOFR plus 1.50%, with a 0.25% SOFR floor.
(14) Relates to a mortgage note payable in Jeffersonville JV, a consolidated joint venture. The loan has a principal amount of $112.7 million of which $88.7 million of the loan is owned by the Company and was eliminated in our consolidated financial statements (see Note 8 - Real Estate Owned).

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(15) Comprised of one note-on-note financing via a participation agreement. From inception of the loan, the Company's outstanding loans could increase as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The contractual maturity date of this loan is July 2028.
(16) During the second quarter of 2025, the Company issued $82.0 million of 8.25% fixed-rate senior unsecured notes. These notes mature on April 25, 2030.
(17) During the second quarter of 2025, the Company issued $25.0 million of floating-rate senior unsecured notes. As of December 31, 2025, the interest rate on these notes was SOFR + 4.00%. These notes mature on April 25, 2028.
(18) The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option. Interest paid on unsecured junior debt totaled $6.6 million and $7.5 million as of December 31, 2025 and 2024, respectively.
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
Below is a summary of the Company's MRAs which were included in Repurchase agreements - real estate securities in the Company's consolidated balance sheets as of December 31, 2025 and 2024 (dollars in thousands):

	As of December 31, 2025
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged(1)	Weighted Average Interest Rate	Weighted Average Days to Maturity
JP Morgan Securities LLC	$7,856	$1,278	$9,254	4.63%	29
Wells Fargo Securities, LLC	—	2,288	—	—%	0
Barclays Capital Inc.	25,044	1,510	31,386	4.83%	25
Lucid Prime Fund	54,718	1,644	65,324	4.67%	15
Santander Securities	99,753	1,294	119,880	4.60%	14
Total/Weighted Average	$187,371	$8,014	$225,844	4.65%	16

	As of December 31, 2024
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged(1)	Weighted Average Interest Rate	Weighted Average Days to Maturity
JP Morgan Securities LLC	$78,198	$6,609	$68,501	5.40%	8
Wells Fargo Securities, LLC	65,388	960	82,644	5.41%	14
Barclays Capital Inc.	66,057	4,452	74,042	5.10%	21
Lucid Prime Fund	26,965	1,209	30,865	5.24%	16
Total/Weighted Average	$236,608	$13,230	$256,052	5.30%	15
________________________
(1) Includes $74.2 million and $75.4 million of CMBS notes, held by the Company, which is eliminated through consolidation of the related CLOs on the Company's consolidated balance sheets as of December 31, 2025 and 2024, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Collateralized Loan Obligation
The following tables represent the terms of the notes issued by 2022-FL8 Issuer, 2023-FL10 Issuer, 2024-FL11 Issuer and 2025-FL12 Issuer (collectively the “CLOs”), as of December 31, 2025 and 2024, respectively:

	December 31, 2025
CLO Facility	Number of Loans in pool(1)	Benchmark Interest Rate(4)	Weighted Average Spread	Par Value	Par Value Outstanding(2)	Principal Balance of Collateralized Mortgage Assets	Maturity Dates
2022-FL8 Issuer	21	AVG SOFR	2.07%	960,000	370,348	609,074	2/15/2037
2023-FL10 Issuer(3)	32	Term SOFR	2.68%	717,243	553,214	715,694	9/15/2035
2024-FL11 Issuer	38	Term SOFR	1.99%	886,176	886,176	1,024,380	7/15/2039
2025-FL12 Issuer	50	Term SOFR	1.67%	947,189	947,189	1,046,909	4/17/2043
				$3,510,608	$2,756,927	$3,396,057

	As of December 31, 2024
CLO Facility	Number of Loans in pool(1)	Benchmark interest rate(4)	Weighted Average Spread	Par Value	Par Value Outstanding(2)	Principal Balance of Collateralized Mortgage Assets	Maturity Dates
2021-FL6 Issuer	38	Term SOFR	1.64%	$584,500	$344,411	$454,686	3/15/2036
2021-FL7 Issuer	30	Term SOFR	1.90%	722,250	392,826	563,852	12/21/2038
2022-FL8 Issuer	35	AVG SOFR	1.77%	960,000	796,927	914,752	2/15/2037
2022-FL9 Issuer	38	Term SOFR	2.94%	670,637	519,537	647,683	5/15/2039
2023-FL10 Issuer(3)	41	Term SOFR	2.59%	717,243	717,243	892,536	9/15/2035
2024-FL11 Issuer	27	Term SOFR	1.99%	886,176	886,176	1,016,286	7/15/2039
				$4,540,806	$3,657,120	$4,489,795
________________________
(1) Loan assets may be pledged towards one or multiple CLO pool.
(2) Excludes $366.1 million and $532.4 million, respectively, of CLO notes, held by the Company, which are eliminated in Collateralized loan obligations in the consolidated balance sheet as of December 31, 2025 and 2024.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
On October 15, 2025, the Company called all of the outstanding notes issued by BSPRT 2021-FL6 Issuer, Ltd., BSPRT 2021-FL7 Issuer, Ltd. and BSPRT 2022-FL9 Issuer, Ltd., all of which were wholly owned indirect subsidiaries of the Company. The outstanding principal of the notes on the date of the call were $184.4 million, $309.6 million, and $367.4 million, respectively. The Company recognized all the remaining unamortized deferred financing costs of $7.6 million recorded within the Realized gain/(loss) on extinguishment of debt in the consolidated statements of operations, which was a non-cash charge.
On October 15, 2025, BSPRT 2025-FL12 Issuer, LLC, a wholly-owned indirect subsidiary of the Company, entered into an indenture with a subsidiary of the OP, as advancing agent, U.S. Bank Trust Company, National Association, as trustee and note administrator, and U.S. Bank National Association, as custodian and in other capacities, which governs the issuance of approximately $1.1 billion principal balance secured floating rate notes, of which $947.2 million were purchased by third party investors and $129.2 million were purchased by a wholly-owned subsidiary of the OP. In addition, concurrently with the issuance of the notes, BSPRT 2025-FL12 Issuer, LLC also issued 64,582 preferred shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share, which were not offered as part of closing the indenture. For U.S. federal income tax purposes, BSPRT 2025-FL12 Issuer, LLC is a disregarded entity.
The below table reflects the total assets and liabilities of the Company's outstanding CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of December 31, 2025 and 2024, respectively, as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE. The VIE’s are non-recourse to the Company.

Assets (dollars in thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents(1)	$51,153	$157,991
Commercial mortgage loans, held for investment, net(2)	3,317,040	4,378,427
Accrued interest receivable	18,302	21,580
Total Assets	$3,386,495	$4,557,998

Liabilities
Notes payable(3)(4)	$3,123,046	$4,189,479
Accrued interest payable	8,857	13,194
Total Liabilities	$3,131,903	$4,202,673
________________________
(1) Includes $50.5 million and $157.0 million of cash held by the servicer related to CLOs as of December 31, 2025 and 2024, respectively.
(2) The balance is presented net of allowance for credit losses of $15.4 million and $34.5 million as of December 31, 2025 and 2024, respectively.
(3) Includes $366.1 million and $532.4 million of CLO notes, held by the Company, which are eliminated in Collateralized loan obligation in the consolidated balance sheets as of December 31, 2025 and 2024, respectively.
(4) The balance is presented net of deferred financing cost and discount of $21.3 million and $28.8 million as of December 31, 2025 and 2024, respectively. The deferred financing costs are amortized over the expected lifetime of each CLO.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 13 - Allowance for Loss Sharing
In connection with the Company's July 1, 2025 acquisition of NewPoint, the Company assumed risk-sharing obligations on substantially all loans originated under the Fannie Mae DUS program. Servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees received for loans with no risk-sharing obligations.
When a loan is sold under the Fannie Mae DUS program, the Company undertakes an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is removed only upon either the expiration or settlement of the guarantee. At December 31, 2025, we had $1.7 million of guarantee obligations included in the allowance for loss-sharing obligations.
In addition to and separately from the fair value of the guarantee, the Company estimates an allowance for loss-sharing under CECL over the contractual period in which we are exposed to credit risk. The general reserve related to loss-sharing was based on a collective pooling basis with similar risk characteristics, a reasonable and supportable forecast and a reversion period based on our average historical losses through the remaining contractual term of the portfolio. In instances where payment under the loss-sharing obligations of a loan is determined to be probable and estimable (as the loan is probable of, or is, in foreclosure), we record a liability for the estimated loss-sharing specific reserve. At December 31, 2025, our allowance for loss-sharing obligations related to the specific reserve was $9.3 million.
At December 31, 2025, our allowance for loss-sharing obligations, associated with expected losses under CECL, was $8.4 million, and represented 0.11% of our Fannie Mae servicing portfolio. During 2025, we recorded a decrease in CECL reserves of $1.8 million.
At December 31, 2025, the unpaid principal balance outstanding of loans sold with loss sharing under the DUS program was approximately $7.9 billion. The Company’s internal credit risk rating process is used to classify loans and commitments according to the degree of credit risk associated with the ability of the borrower to repay. If payment is required under this program, the Company would not have a contractual interest in the collateral underlying the commercial mortgage loan on which the loss occurred, although the value of the collateral is taken into account in determining the Company’s share of such losses.
A summary of the Company’s allowance for loss sharing for 2025 is as follows (dollars in thousands):

	General Reserve	Specific Reserve	Total
Balance at January 1, 2025	$—	$—	$—
Allowance acquired in acquisition	11,919	11,667	23,586
Write-offs	—	—	—
Recoveries	—	—	—
Provision/(benefit) for loss sharing	(1,768)	(2,334)	(4,102)
Balance at December 31, 2025	$10,151	$9,333	$19,484
As of December 31, 2025, the maximum quantifiable allowance for loss sharing associated with the Company’s guarantees under the Fannie Mae DUS agreement and the Loss Sharing Agreement was $1.2 billion from a total recourse at risk pool of $7.9 billion. The maximum quantifiable allowance for loss sharing is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.
For U.S. Treasury securities classified as HTM, the Company does not record an allowance for credit losses as treasury securities are exempt from CECL reserves and allowances.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 14 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income/(loss) is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands, except share and per share data):

	Year Ended December 31,
Basic Numerator	2025	2024	2023
Net income/(loss)	$84,085	$92,403	$144,509
Net (income)/loss from non-controlling interest	(1,814)	3,475	706
Less: Preferred stock dividends	26,993	26,993	26,993
Net income/(loss) attributable to common stock	55,278	68,885	118,222
Less: Participating securities' share in earnings	2,066	1,806	1,162
Net income/(loss) attributable to common shareholders	$53,212	$67,079	$117,060

Diluted Numerator
Basic Earnings (Loss)	$53,212	$67,079	$117,060
Add: Net income/(loss) from non-controlling interest - OP Units	1,877	—	—
Diluted net income/(loss) applicable to common stockholders	$55,089	$67,079	$117,060

Denominator
Weighted-average common shares outstanding for basic earnings per share	81,965,156	81,846,170	82,307,970
Weighted-average common shares outstanding for diluted earnings per share(1)(2)	86,192,595	81,846,170	82,307,970
Basic earnings per share	$0.65	$0.82	$1.42
Diluted earnings per share	$0.64	$0.82	$1.42
________________________
(1) The effect of the weighted average dilutive shares excluded restricted shares and restricted stock units for the years ended December 31, 2025, 2024 and 2023 of 188,571, 253,436, and 191,324, respectively, as the effect was anti-dilutive. Additionally, the effect of the weighted average dilutive shares excluded the common equivalent of convertible preferred shares for the years ended December 31, 2025, 2024 and 2023 of 5,370,498, 5,370,498, and 5,385,254, shares respectively, as the effect was anti-dilutive.
(2) The effect of the weighted average dilutive shares included OP Units for the year ended December 31, 2025 of 4,227,438 as the effect was dilutive.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 15 - Redeemable Convertible Preferred Stock and Equity Transactions
The following table presents the summary of the Company's outstanding shares of redeemable convertible preferred stock, perpetual preferred stock, and common stock as of December 31, 2025 and 2024 (in thousands, except share and per share amounts):

	Balance as of		Shares Outstanding as of		Fourth Quarter 2025 Dividend Per Share (1)
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Redeemable Convertible Preferred Stock:
Series H Preferred Stock (2)	$89,748	$89,748	17,950	17,950	$106.216
Perpetual Preferred Stock:
Series E Preferred Stock	$258,742	$258,742	10,329,039	10,329,039	$0.46875
Common Stock:
Common Stock - at par value (3)(4)	$808	$818	81,553,982	83,066,789	$0.355
________________________
(1) As declared by the Company's board of directors.
(2) On January 14, 2026, the Series H Preferred Stock was amended such that the mandatory conversion date was extended by two years, to January 21, 2028. Unless earlier converted, the Series H Preferred Stock will automatically convert into common stock at a rate of 299.2 shares of common stock per share of Series H Preferred Stock (subject to adjustments as described in the Articles Supplementary for the Series H Preferred Stock) on January 21, 2028. The holder of the Series H Preferred Stock has the right to convert up to 4,487 shares of Series H Preferred Stock one time in each calendar month through and including the month prior to the mandatory conversion date, upon 10 business days’ advance notice to the Company.
(3) Common stock includes shares issued pursuant to the Company's DRIP and unvested restricted shares.
(4) During the year ended December 31, 2025, the Company repurchased 1,371,073 shares of common stock at a net average price of $10.48 per share, for a total of $14.4 million. All of these shares were retired upon settlement, reducing the total outstanding shares as of December 31, 2025. See discussion in the "Stock Repurchases" section below.
During the year ended December 31, 2025 and 2024, the Company paid an aggregate of $118.6 million and $117.9 million, respectively, of common stock distributions comprised of quarterly common dividends of $0.355 per share.
Stock Repurchases
The Company’s board of directors has authorized a $65 million share repurchase program of the Company’s common stock. The Company’s share repurchase program authorizes share repurchases at prices below the most recently reported book value per share as determined in accordance with GAAP. Repurchases made under the program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any purchases by the Company will be determined by the Company in its reasonable business judgment and consistent with the exercise of its legal duties and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company share repurchase program will remain open until it expires or until the capital committed to the applicable repurchase program has been exhausted, whichever is sooner. Repurchases under the Company’s share repurchase program may be suspended from time to time at the Company’s discretion without prior notice. As of December 31, 2025, the Company had $16.7 million remaining under the share repurchase program.
The following table is a summary of the Company’s repurchase activity of its common stock during the year ended December 31, 2025 (in thousands, except share amounts):

	Year Ended December 31, 2025
	Shares	Amount (1)(2)
Beginning of period, authorized repurchase amount		$31,050
Repurchases paid	1,371,073	(14,367)
Remaining as of December 31, 2025		$16,683
________________________

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(1) For the year ended December 31, 2025, the net average purchase price was $10.48 per share.
(2) Amount includes commissions paid associated with share repurchases.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company has adopted a dividend reinvestment and direct stock purchase plan ("DRIP") under which we registered and reserved for issuance, in the aggregate, 63,000,000 shares of common stock. Under the dividend reinvestment component of this plan, the Company's common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of common stock. The direct stock purchase component allows stockholders, subject to the Company's approval, to purchase shares of common stock directly from us. For the years ended December 31, 2025 and 2024 160,137 and 163,952 shares of common stock were issued by the Company and purchased in the open market, respectively, by the DRIP administrator and allocated to DRIP participants. under the dividend reinvestment component of DRIP.
At-the-Market Sales Agreement
Pursuant to the sales agreement dated April 14, 2023 (as amended on November 8, 2024, the "Sales Agreement"), the Company maintains a $200 million at-the-market offering program (the "ATM program") with a financial syndicate as sales agents (the "Agents"). Pursuant to the Sales Agreement, the Company may offer and sell shares of the Company's common stock, from time to time, and at various prices, through the Agents. Sales of the common stock, if any, made through the Agents may be made in "at the market" offerings (as defined in Rule 415 under the Securities Act of 1933, as amended), by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise, at market prices prevailing at the time of sale, in block transactions, in negotiated transactions, in any manner permitted by applicable law or as otherwise as may be agreed by the Company and any Agent.
As of December 31, 2025, the Company had not sold any shares of common stock under the ATM program, and common stock with an aggregate sales price of $200 million remains available for issuance pursuant to the ATM program.
Non-Controlling Interest
In connection with the NewPoint Transaction, the Company issued 8,385,951 OP Units, providing those unit holders interest in the OP. The OP Unit holders have the right to redeem their OP Units, for either shares of common stock or cash, at the Company's option and subject to certain restrictions. In the event OP Units are redeemed, one OP Unit is equal to one share of the Company’s common stock, or cash equal to the fair value of a share of the Company’s common stock at the time of redemption. When an OP Unit holder redeems an OP Unit, non-controlling interests in the OP is reduced and the Company’s equity is increased. As of December 31, 2025, the non-controlling interest OP Unit holders owned 8,385,951 OP Units.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 16 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans
As of December 31, 2025, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	December 31, 2025	December 31, 2024
2025	$—	$76,163
2026	77,167	156,907
2027	132,465	135,244
2028	195,100	3,195
2029 and beyond	9,147	—
	$413,879	$371,509
The borrowers are generally required to meet or maintain certain metrics in order to qualify for the unfunded commitment amounts.
Unfunded Commitments Under Commercial Mortgage Loans, Held for Sale
Commitments to extend credit by the Company are generally agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Occasionally, the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. As of December 31, 2025, the Company had $41.3 million and $544.9 million of unfunded commitments to fund loans and sell loans, net, respectively.
Mortgage Impairment Insurance
As of December 31, 2025, the Company carried mortgage impairment and mortgagees’ errors and omissions insurance each with a limit of $50 million. Mortgage impairment insurance provides the Company with hazard insurance coverage for mortgage loan collateral in the event of a catastrophe for which the borrowers insurance does not provide sufficient coverage to protect the Company from loss on loans originated under the Fannie Mae DUS program.
Mortgage Bankers Bond
As of December 31, 2025, the Company carried a mortgage bankers bond, combining the fidelity bond and mortgagees errors and omissions insurance, with a limit of $60 million.
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
Litigation and Regulatory Proceedings
The Company is not presently named as a defendant in any material litigation arising outside the ordinary course of business. However, the Company is involved in routine litigation arising in the ordinary course of business, none of which the Company believes, individually or in the aggregate, will have a material impact on the Company’s financial condition, operating results or cash flows. Please refer to "Part I, Item 3. Legal Proceedings" for more details about the Company's ongoing litigation matters.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Entry into a Material Definitive Agreement
On March 9, 2025, the Company, along with two wholly owned subsidiaries, entered into a definitive purchase and sale agreement with NewPoint; each of the holders of issued and outstanding membership interests of NewPoint (the "Existing Equityholders"); Meridian Bravo Investment Company, LLC and BMC Holdings DE LLC, in their capacity as the joint representatives of the Existing Equityholders. The Company purchased all of NewPoint's issued and outstanding membership interests and units (the "Purchased Interests") in exchange for an aggregate amount of $336.9 million paid in cash and the issuance of 8,385,951 OP Units, to the Existing Equityholders. The Company financed the cash portion of the purchase price through a combination of existing cash and the issuance of new debt and/or equity. The acquisition closed on July 1, 2025.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

Note 17 - Servicing Revenue
The components of servicing revenue are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Servicing and ancillary fees	$23,084	$—
Placement fees on escrows	15,056	—
MSR payoffs	(3,600)	—
MSR amortization	(19,434)	—
MSR impairment	(2,590)	—
Total servicing revenue, net	$12,516	$—
As of December 31, 2025 and December 31, 2024, the weighted average servicing fee was 9.2 basis points and 0 basis points, respectively. At December 31, 2025 and December 31, 2024, total escrow and reserve balances were approximately $921 million and $0, respectively, none of which are included in our consolidated balance sheets. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn placement fees on the total escrow deposits, which is generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Placement fees earned on total escrows, net of interest paid to the borrower, is included as a component of servicing revenue, net in the consolidated statements of income as noted in the table above.
Product type concentrations that impact our servicing revenue are as follows ($ in millions):

Product Type Considerations
	December 31, 2025			December 31, 2024
	UPB	% of Total	Effective Service Fee Rate	UPB	% of Total	Effective Service Fee Rate
Fannie Mae	$7,860	16%	0.21%	$—	—%	—%
Ginnie Mae	5,125	11%	0.17%	—	—%	—%
Freddie Mac	8,649	18%	0.08%	—	—%	—%
Bridge	836	2%	0.08%	—	—%	—%
Affordable	425	1%	0.13%	—	—%	—%
Private Label	24,951	52%	0.02%	—	—%	—%
Total/Weighted Average	$47,846	100%	0.07%	$—	—%	—%
Geographic concentrations that impact our servicing revenue are as follows:

Geographic Considerations
	December 31, 2025	December 31, 2024
	% of Total	% of Total
New York	15.2%	—%
Texas	11.0%	—%
Maryland	8.5%	—%
California	7.2%	—%
Virginia	5.8%	—%
Florida	5.7%	—%
New Jersey	5.4%	—%
Other(1)	41.2%	—%
Total	100.0%	—%
________________________
(1) No other individual state represented 5% or more of the total.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
•NewPoint, a subsidiary of the Company, has entered into a loan referral agreement with the Advisor that provides for the sharing of certain fees. Under the terms of this agreement, the Advisor pays NewPoint a referral fee for directing floating-rate bridge loan opportunities to the Advisor’s commercial real estate platform. The referral fee is equal to 0.10% of the total loan commitment amount.
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the years ended December 31, 2025, 2024 and 2023 and the associated (payable)/receivable as of December 31, 2025 and 2024 (dollars in thousands):

	Year Ended December 31,			(Payable)/Receivable as of December 31,
	2025	2024	2023	2025	2024
Acquisition expenses (1)	$951	$996	$1,241	$—	$—
Administrative services expenses	13,346	9,707	14,440	(3,556)	(2,342)
Asset management and subordinated performance fee	24,497	25,958	33,847	(6,594)	(9,417)
Other related party expenses (2)(3)	1,474	1,301	1,192	(2,275)	(2,347)
Referral Fee Income	371	—	—	371	—
________________________
(1) Total acquisition expenses paid during the years ended December 31, 2025, 2024 and 2023 were $6.4 million, $10.0 million and $5.8 million respectively, of which $5.4 million, $9.0 million and $4.6 million were capitalized in Commercial mortgage loans, held for investment and Real estate securities, available for sale, measured at fair value in the consolidated balance sheets for the years ended December 31, 2025, 2024 and 2023.
(2) These are related to reimbursable costs incurred related to the increase in loan origination activities and are included in Other expenses in the consolidated statements of operations.
(3) As of December 31, 2025 and December 31, 2024, the related party payables included (i) $1.8 million and $2.3 million, respectively, of payments made by the Advisor to third party vendors on behalf of the Company and (ii) $0.2 million of fees per the fee arrangement agreement between the Advisor and the Company. There were no fees incurred per the fee arrangement agreement as of December 31, 2024.
The payables as of December 31, 2025 and 2024 in the table above are included in Due to affiliates in the consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
Pursuant to the Company's 2021 Incentive Plan, in the first quarter of 2025, the Company issued awards of restricted stock units to its officers and certain other personnel of the Advisor who provide services to the Company under the Advisory Agreement.
As of December 31, 2025 and 2024, our commercial mortgage loans, held for investment, includes an aggregate of $37.1 million and $39.6 million, respectively, carrying value of loans to affiliates of our Advisor. The Company recognized $2.7 million and $7.5 million in interest income from these loans for the year ended December 31, 2025 and 2024, respectively, in the consolidated statements of operations.
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
December 31, 2025
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
Commercial mortgage loans, held for sale, measured at fair value in the Company's Agency and Conduit portfolios are initially recorded at transaction price, which are considered to be the best initial estimate of fair value. The Company engages the services of a third party independent valuation firm to determine fair value of certain investments held by the Company. Fair value is determined using a discounted cash flow model that primarily considers changes in interest rates and credit spreads, weighted average life and current performance of the underlying collateral. Commercial mortgage loans held for sale, measured at fair value that are originated in the last month of the reporting period are held and marked to the transaction price. The Company classified the commercial mortgage loans held for sale, measured at fair value as Level III.
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
December 31, 2025
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
Loan commitments and forward sale commitments in the Company's Agency portfolio are initially recorded at transaction price, which are considered to be the best initial estimate of fair value. The Company engages the services of a third party independent valuation firm to determine fair value of certain investments held by the Company. Fair value is determined using a discounted cash flow model that primarily considers changes in interest rates and credit spreads, weighted average life and current performance of the underlying commitment collateral. Loan commitments and forward sale commitments that are entered in the last month of the reporting period are held and marked to the transactions price. The Company classified the loan commitments and forward sale commitments as Level III.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no material transfers between levels within the fair value hierarchy during the years ended December 31, 2025 and December 31, 2024.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of December 31, 2025 (dollars in thousands).

	December 31, 2025
	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$151,662	$—	$151,662	$—
Commercial mortgage loans, held for sale, measured at fair value - Non-Agency	29,500	—	—	29,500
Commercial mortgage loans, held for sale, measured at fair value - Agency	331,218	—	—	331,218
Forward sale commitments	797	—	—	797
Loan commitments	10,518	—	—	10,518
Total assets, at fair value	$523,695	$—	$151,662	$372,033

Liabilities, at fair value
Treasury notes	$28	$28	$—	$—
Credit default swaps	714	—	714	—
Forward sale commitments	6,209	—	—	6,209
Total liabilities, at fair value	$6,951	$28	$714	$6,209

	December 31, 2024
	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$202,973	$—	$202,973	$—
Commercial mortgage loans, held for sale, measured at fair value - Non-Agency	87,270	—	—	87,270
Treasury notes	891	891	—	—
Options	183	183	—	—
Total assets, at fair value	$291,317	$1,074	$202,973	$87,270

Liabilities, at fair value
Credit default swaps	$1,787	$—	$1,787	$—
Total liabilities, at fair value	$1,787	$—	$1,787	$—

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of December 31, 2025 (dollars in thousands).

	December 31, 2025
Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs (1)	Weighted Average (2)	Range
Commercial mortgage loans, held for sale, measured at fair value - Non-Agency	$29,500	Discounted Cash Flow	Yield	6.56%	6.42% - 7.25%
Commercial mortgage loans, held for sale, measured at fair value - Agency	331,218	Discounted Cash Flow	Discount rate	4.81%	4.07% - 6.28%
Loan commitments and forward sale commitments, net	5,106	Discounted Cash Flow	Discount rate	4.81%	4.07% - 6.28%

	December 31, 2024
Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs(1)	Weighted Average	Range
Commercial mortgage loans, held for sale, measured at fair value - Non-Agency	$87,270	Discounted Cash Flow	Yield	7.02%	6.96% - 7.58%
Commercial mortgage loans, held for sale, measured at fair value - Agency	—	Discounted Cash Flow	Discount rate	—	—
Loan commitments and forward sale commitments, net	—	Discounted Cash Flow	Discount rate	—	—
______________________
(1) In determining certain inputs, the Company evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies and company specific developments including exit strategies and realization opportunities. The Company has determined that market participants would take these inputs into account when valuing the investments.
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets. The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of December 31, 2025 and 2024 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	December 31, 2025
	Commercial mortgage loans, held for sale, measured at fair value - Non-Agency	Commercial mortgage loans, held for sale, measured at fair value - Agency	Loan Commitments	Forward Sale Commitments
Beginning balance, January 1, 2025	$87,270	$—	$—	$—
Transfers into Level III	—	422,011	4,268	—
Originations	411,650	3,225,586	32,961	(5,413)
Sales / paydowns	(487,529)	(3,316,379)	(26,711)	—
Realized and unrealized gain/(loss) included in earnings	18,109	—	—	—
Transfers out of Level III(1)	—	—	—	—
Ending balance, December 31, 2025	$29,500	$331,218	$10,518	$(5,413)
________________________
(1) There were no transfers out of Level III as of December 31, 2025.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025

	December 31, 2024
	Commercial mortgage loans, held for sale, measured at fair value - Non-Agency	Commercial mortgage loans, held for sale, measured at fair value - Agency	Loan Commitments	Forward Sale Commitments
Beginning balance, January 1, 2024	$—	$—	$—	$—
Transfers into Level III(1)	—	—	—	—
Originations	358,445	—	—	—
Sales / paydowns	(284,300)	—	—	—
Realized and unrealized gain/(loss) included in earnings	13,125	—	—	—
Transfers out of Level III(1)	—	—	—	—
Ending balance, December 31, 2024	$87,270	$—	$—	$—
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
The Company determined the fair value of its four multifamily properties, one office property and one remaining retail property in the Walgreens Portfolio, obtained through foreclosure or deed-in-lieu of foreclosure, based on a combination of the market approach and the income approach.
The significant unobservable input used for the income approach is the exit capitalization rate assumptions, which ranged from 5.00% - 9.50%. The significant unobservable input used for the market approach is the estimated fair value less cost to sell based on a negotiated price from an anticipated buyer.
As of December 31, 2025, the Company's Real estate owned, held for sale assets and liabilities, had a fair value of $198.9 million, net, that represented the one remaining retail property in the Walgreens Portfolio, four multifamily properties and one office property. As of December 31, 2024, the Company's real estate owned, held for sale assets and liabilities, had a fair value of $221.6 million, net, representing the remaining four retail properties in the Walgreens Portfolio and eight multifamily properties.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Financial Instruments Not Measured at Fair Value
The Company's financial assets and liabilities that are not reported at fair value in the consolidated balance sheets are reported below as of December 31, 2025 and 2024 (dollars in thousands):

		December 31, 2025			December 31, 2024
		Level	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value
Commercial mortgage loans, held for investment(1)	Asset	III	$4,421,436	$4,411,871	III	$4,986,750	$4,935,380
Pledged investment securities	Asset	I	20,483	21,175	I	—	—
Collateralized loan obligations(2)	Liability	II	2,735,582	2,757,931	II	3,628,270	3,645,330
Mortgage note payable	Liability	III	23,998	23,998	III	23,998	23,998
Other financings	Liability	III	12,865	12,865	III	12,865	12,865
Unsecured debt	Liability	III	185,466	178,900	III	81,395	69,800
Mortgage servicing rights, net	Asset	III	212,216	213,572	III	—	—
________________________
(1) The carrying value is gross $38.3 million and $78.1 million of allowance for credit losses as of December 31, 2025 and 2024, respectively.
(2) Depending upon the significance of the fair value inputs utilized in determining these fair values, our collateralized loan obligations are classified in either Level II or Level III of the fair value hierarchy.
Repurchase agreements - commercial mortgage loans of $1.1 billion and $329.8 million as of December 31, 2025 and 2024, respectively, and repurchase agreements - real estate securities of $187.4 million and $236.6 million as of December 31, 2025 and 2024, respectively, are not carried at fair value and do not include accrued interest, which are presented in Note 12 – Debt. For these instruments, carrying value generally approximates fair value and are classified as Level III.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 20 - Derivative Instruments
The Company uses derivative instruments primarily to manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following derivative instruments were outstanding as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	December 31, 2025			December 31, 2024
		Fair Value			Fair Value
Contract type	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Credit default swaps	$31,500	$—	$714	$80,000	$—	$1,787
Options	—	—	—	—	295	112
Treasury note futures	19,600	—	28	68,300	891	—
Total	$51,100	$—	$742	$148,300	$1,186	$1,899
The following table indicates the net realized and unrealized gains and losses on derivatives, by primary underlying risk exposure, as included in the consolidated statements of operations for the year ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
Contract type	Unrealized gain/(loss)	Realized gain/(loss)	Unrealized gain/(loss)	Realized gain/(loss)	Unrealized gain/(loss)	Realized gain/(loss)
Credit default swaps	$(77)	$(50)	$75	$(112)	$41	$(36)
Interest rate swaps	—	—	—	—	(90)	672
Options	22	(256)	83	(90)	—	—
Treasury note futures	(1,018)	1,179	892	(1,059)	(91)	362
Total	$(1,073)	$873	$1,050	$(1,261)	$(140)	$998
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
December 31, 2025
Note 21 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting, and a net presentation of the Company's derivative instruments and repurchase agreements as of December 31, 2025 and 2024 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets(1)	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral(2)	Net Amount
December 31, 2025
Derivative instruments, at fair value	$—	$—	$—	$—	$—	$—
December 31, 2024
Derivative instruments, at fair value	$1,186	$1,186	$—	$—	$—	$—

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral(2)	Net Amount
December 31, 2025
Repurchase agreements, commercial mortgage loans	$1,087,087	$—	$1,087,087	$1,087,087	$—	$—
Repurchase agreements, real estate securities	187,371	—	187,371	187,371	—	—
Derivative instruments, at fair value	742	—	742	—	742	—
December 31, 2024
Repurchase agreements, commercial mortgage loans	$329,811	$—	$329,811	$329,811	$—	$—
Repurchase agreements, real estate securities	236,608	—	236,608	236,608	—	—
Derivative instruments, at fair value	1,899	1,186	713	—	713	—
________________________
(1)As of December 31, 2025, there were no assets which were presented gross within the scope of ASC 210-20, Balance Sheet—Offsetting.
(2) Included in Restricted cash in the Company's consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 22 - Segment Reporting
Effective July 1, 2025, in order to better align with the manner in which the CODM (as defined below) reviews financial performance and allocates resources, the Company combined the real estate debt business and the real estate securities business into one reportable segment, Real Estate Debt and Other Real Estate Investments. Additionally, following the acquisition of the NewPoint business, the Company added the Agency Business as a new reportable segment to reflect the distinct nature of its agency-related origination and servicing activities. Prior period segment results have been recast to conform to this new presentation. These changes affect only the presentation of the Company’s reportable segments and have no impact on its consolidated financial position, results of operations, or cash flows.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
The following table represents the Company's operations by segment for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

December 31, 2025	Total	Real Estate Debt and Other Real Estate Investments	Agency Business	Conduit	Real Estate Owned
Interest income	$430,280	$407,155	$12,797	$6,523	$3,805
Mortgage Servicing Rights	28,570	—	28,570	—	—
Servicing Revenue	12,516	—	12,516	—	—
Revenue from real estate owned	29,633	—	20	—	29,613
Interest expense	(288,327)	(265,396)	(13,898)	(660)	(8,373)
Compensation and benefits	(53,739)	—	(53,739)	—	—
Administrative services expenses	(13,346)	(8,551)	(609)	(4,186)	—
Depreciation and amortization	(9,593)	—	(4,168)	—	(5,425)
Operating expenses	(100,574)	(48,959)	(13,652)	(6,381)	(31,582)
Other segment items(1)(2)	48,665	(6,296)	44,255	15,110	(4,404)
Net income/(loss)	84,085	77,953	12,092	10,406	(16,366)
Total assets as of December 31, 2025	6,057,250	4,797,877	857,562	33,015	368,796

December 31, 2024
Interest income	$526,076	$519,342	$—	$5,553	$1,181
Mortgage Servicing Rights	—	—	—	—	—
Servicing Revenue	—	—	—	—	—
Revenue from real estate owned	22,849	—	—	—	22,849
Interest expense	(338,471)	(335,718)	—	(721)	(2,032)
Compensation and benefits	—	—	—	—	—
Administrative services expenses	(9,707)	(4,582)	—	(5,125)	—
Depreciation and amortization	(5,630)	—	—	—	(5,630)
Operating expenses	(62,934)	(41,284)	—	(4,930)	(16,720)
Other segment items(1)(2)	(39,780)	(43,254)	—	11,605	(8,131)
Net income/(loss)	92,403	94,504	—	6,382	(8,483)
Total assets as of December 31, 2024	6,002,386	5,466,780	—	128,430	407,176
December 31, 2023
Interest income	$552,506	$547,439	$—	$2,244	$2,823
Mortgage Servicing Rights	—	—	—	—	—
Servicing Revenue	—	—	—	—	—
Revenue from real estate owned	17,021	—	—	—	17,021
Interest expense	(305,577)	(302,445)	—	(1,150)	(1,982)
Compensation and benefits	—	—	—	—	—
Administrative services expenses	(14,440)	(8,313)	—	(6,127)	—
Depreciation and amortization	(7,128)	—	—	—	(7,128)
Operating expenses	(61,493)	(52,115)	—	(5,412)	(3,966)
Other segment items(1)(2)	(36,380)	(28,649)	—	(80)	(7,651)
Net income/(loss)	144,509	155,917	—	(10,525)	(883)
Total assets as of December 31, 2023	5,955,180	5,618,320	—	66,503	270,357
________________________

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(1) For each reportable segment, other segment items category includes:
•Real Estate Debt - specific and general allowance for credit losses, gains/(losses) associated with debt extinguishment, and gains/(losses) associated with sales of CMBS bonds and divestment of trading securities
•Agency Business - allowance for loss sharing provision, gains/(losses) associated with sales of Agency loans, gains/(losses) related to movements in the fair value of forward sale commitments, and (provisions)/benefits on taxable income.
•Conduit - gains/(losses) associated with fair value measurements and securitizations or sales of held for sale loans, fair value measurements and terminations of derivative instruments, and (provisions)/benefits on taxable income.
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
December 31, 2025
Note 23 - Share-Based Compensation
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
As of December 31, 2025, there were 2,880,113 shares of common stock remaining available for issuance under the Company's 2021 Incentive Plan. The Board may amend, suspend or terminate the 2021 Incentive Plan at any time; provided that no amendment, suspension or termination may impair rights or obligations under any outstanding award without the participant’s consent or violate the 2021 Incentive Plan’s prohibition on repricing.
Service-based Restricted Stock and Restricted Stock Units
In accordance with the 2021 Incentive Plan, in 2025 the Company issued awards of RSUs to its officers and certain other personnel of the Advisor who provide services to the Company under the Advisory Agreement.
Restricted Stock and RSU activity issued under the 2021 Incentive Plan for the year ended December 31, 2025 is summarized below:

	Shares Outstanding	Weighted Average Grant Date Fair Value
	2021 Incentive Plan
Unvested equity awards outstanding as of December 31, 2024	1,278,698	$13.58
Grants	826,881	12.64
Forfeitures	(51,299)	12.88
Vested	(618,897)	13.71
Unvested equity awards outstanding as of December 31, 2025	1,435,383	$13.01
The Company recognized compensation expense associated with equity awards of $9.1 million, $8.2 million, and $4.8 million during the years ended December 31, 2025, 2024, and 2023 respectively, which is included in Share-based compensation in the consolidated statements of operations. Unrecognized estimated compensation expense for these awards totaled $10.4 million as of December 31, 2025 that will be expensed over a weighted average period of 1.7 years.
Restricted Stock and RSUs granted in December 31, 2025, 2024, and 2023 had a weighted average grant date fair value of $12.64, $13.20, and $14.20, respectively. The fair value of Restricted Stock and RSUs that vested during the years ended December 31, 2025, 2024, and 2023 was $8.5 million, $5.0 million, and $2.7 million, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 24 - Income Taxes
The Company has conducted its operations to qualify as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2013. As a REIT, if the Company meets certain organizational and operational requirements and distributes at least 90% of its "REIT taxable income" (determined before the deduction of dividends paid and excluding net capital gains) to its stockholders in a year, it will not be subject to U.S. federal income tax to the extent of the income that it distributes. However, even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on income in addition to U.S. federal income and excise taxes on its undistributed income. The Company, through its TRSs, is indirectly subject to U.S. federal, state and local income taxes. The Company’s TRSs are not consolidated for U.S. federal income tax purposes, but is instead taxed as a C corporations. For financial reporting purposes, the TRSs are consolidated and a provision for current and deferred taxes is established for the portion of earnings recognized by the Company with respect to its interest in its TRSs. Total (provision)/benefit for income taxes for the years ended December 31, 2025, 2024 and 2023 were $(3.9) million, $(1.1) million and $2.8 million, respectively. For the reporting period, the Company paid $881,967 in federal income taxes, and $51,313 in state and local income taxes to various jurisdictions including New York State and New York City. As of December 31, 2025, our taxable REIT subsidiaries have an estimated $21.0 million of federal net operating loss ("NOL") carryforwards and $3.8 million of state and local NOL carryforwards. The NOL carryforwards are subject to certain limitations. The Company has analyzed and determined that future earnings of the Company's TRS are sufficient to support a conclusion that valuation allowance for federal NOLs is not necessary as of December 31, 2025. The Company has also evaluated its state NOLs and recorded a valuation allowance for the states where it is more likely than not that it will be realized.
NewPoint and the commercial real estate conduit business are operated through the Company’s TRS, which is subject to U.S. federal, state and local income taxes. In general, the TRS may hold assets that the REIT cannot hold directly and may engage in real estate or non-real estate-related activities. Current and deferred taxes are recorded on the portion of earnings (losses) recognized by us with respect to our interest in the TRS. Deferred income tax assets and liabilities are calculated based on temporary differences between our GAAP consolidated financials statements and the federal, state, local tax basis of assets and liabilities as of the consolidated balance sheets. We evaluate the realizability of our deferred tax assets (e.g., net operating loss and capital loss carryforwards) and recognize a valuation allowance if, based on the available evidence, it is more likely than not that some portion or all our deferred tax assets will not be realized. When evaluating the realizability of our deferred tax assets, we consider estimates of expected future taxable income, existing and projected book/tax differences, tax planning strategies available and the general and industry specific economic outlook.
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
Components of the provision for income taxes consist of the following (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Current (provision)/benefit for income taxes
U.S. Federal	$(605)	$(1,299)	$(12)
State and local	(100)	(152)	(1)
Total current (provision)/benefit for income taxes	$(705)	$(1,451)	$(13)
Deferred (provision)/benefit for income taxes
U.S. Federal	$(2,390)	$446	$2,670
State and local	(789)	(115)	100
Total deferred (provision)/benefit for income taxes	$(3,179)	$331	$2,770
Total (provision)/benefit for income taxes	$(3,884)	$(1,120)	$2,757

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
A reconciliation of our effective income tax rate, as well as our effective income tax rate as a percentage of pre-tax income, to the U.S. federal statutory rate is as follows (dollars in thousands):

Rate Reconciliation - Consolidated for F/S
	2025		2024	2023
Pretax Income
U.S. Federal Statutory Rate	$18,473	21.00%	21.00%	21.00%
REIT non-taxable income	(15,482)	(17.60)%	(20.09)%	(22.88)%
State and local taxes, net of federal benefit	553	0.63%	0.29%	(0.07)%
Other	340	0.40%	—%	—%
Effective Income Tax Rate	$3,884	4.43%	1.20%	(1.95)%
The significant components of our deferred tax assets and liabilities of our TRS Consolidated Group are as follows (in thousands):

	2025	2024
Deferred Tax Assets
Net operating loss carryforwards	$4,291	$3,452
Interest expense carryforwards	205	—
Intangible Assets	1,842	—
Other	6	8
Total Deferred Tax Assets	$6,344	$3,460
Valuation allowance	(244)	—
Total Deferred Tax Assets, Net	$6,100	$3,460

Deferred Tax Liabilities
Contributed Assets - Built in Gain	$7,145	$—
Mortgage Servicing Rights	5,821	—
Other	7	1
Deferred Tax Liabilities, Net	$12,973	$1

Net DTA/(DTL)	$(6,873)	$3,459
As of December 31, 2025, the Company had federal net operating loss carryforwards of $21.0 million that do not expire.
As of December 31, 2025, the Company had state net operating loss carryforwards of $3.8 million that begin to expire in 2030.
The Company’s income tax returns are subject to examination by tax authorities generally for a period of three to four years after filing, depending on the jurisdiction. Accordingly, tax years 2021-2024 remain open to examination.
The tax characteristics of $1.42 distributions per share of common stock declared during 2025 was $0.84 ordinary income and $0.58 return of capital. The tax characteristics of the $1.88 per share of Series E Preferred Stock declared during 2025 was $1.88 ordinary income. The tax characteristics of the $424.86 per share of Series H Preferred Stock declared during 2025 was $424.86 ordinary income. The ordinary income per share of each stockholder represents the ordinary dividend that may be eligible for the 20% deduction applicable to qualified REIT dividends under Internal Revenue Code Section 199A.
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
December 31, 2025
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
Note 25 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K. Based on this evaluation, there were no subsequent events from December 31, 2025 through the date the financial statements were issued.

FRANKLIN BSP REALTY TRUST, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
December 31, 2025
(Dollars in thousands)

Type of Loan	Property Type / Location	Interest Rates(1)	Maximum Maturity Date(2)	Periodic Payments Terms(3)	Face Amount	Carrying Amount	Principal Amount of Loans Subject to Delinquent Principal or Interest(4)
Senior loans
Senior loans less than 3% of the carrying amount of total loans
Senior loans	Multifamily / Diversified	+ 2.00% - 8.30% Fixed 4.25% - 9.00%	2026 - 2031	I/O & P/I	$3,397,052	$3,387,269	$21,716
Senior loans	Hospitality / Diversified	+ 3.25% - 5.30% Fixed 8.50%	2027 - 2031	I/O & P/I	507,525	506,944	—
Senior loans	Industrial / Diversified	+ 2.70% - 4.90% Fixed 11.99%	2026 - 2031	I/O & P/I	309,522	308,633	—
Senior loans	Office / Diversified	+ 2.25% - 4.50% Fixed 7.13%	2026 - 2027	I/O & P/I	58,259	56,411	21,095
Senior loans	Mixed Use / Diversified	+ 3.25% - 3.70%	2026 - 2029	I/O	42,163	42,117	—
Senior loans	Healthcare / Diversified	+ 3.75% - 4.70%	2029	I/O	30,354	30,204	—
Senior loans	Manufactured Housing / Florida	Fixed 4.25%	2028	I/O	24,784	24,784	—
Senior loans	Senior Housing / New York	+ 3.50% - 4.25%	2029	I/O	18,628	18,523	—
Senior loans	Retail / Wisconsin	Fixed 5.50%	2026	I/O	1,986	1,988	—
Total senior loans					$4,390,273	$4,376,873	$42,811

Mezzanine loans
Mezzanine loans less than 3% of the carrying amount of total loans
Mezzanine loans	Multifamily / Diversified	+ 3.67% - 15.25%	2026 - 2030	I/O	$37,619	$36,949	$—
Mezzanine loans	Hospitality / Diversified	+ 10.51% - 11.00%	2028 - 2029	I/O	7,619	7,614	—
Total mezzanine loans					$45,238	$44,563	$—

Total commercial mortgage loans, held for investment(5)					$4,435,511	$4,421,436	$42,811
Allowance for credit losses						(38,302)
Total commercial mortgage loans, held for investment, net of allowance for credit losses						$4,383,134

________________________
(1) Expressed as a spread over 1M SOFR Term and Adj. 1M SOFR Term. On March 5, 2021, the Financial Conduct Authority of the U.K. (the “FCA”) announced that LIBOR tenors would cease to be published or no longer be representative. The Alternative Reference Rates Committee (the “ARRC”) interpreted this announcement to constitute a benchmark transition event. The benchmark index of LIBOR interest rate will convert from LIBOR to compounded SOFR, plus a benchmark adjustment of 11.448 basis points. As of December 31, 2025, all of our commercial mortgage loans, held for investment which had been indexed at LIBOR were converted to SOFR utilizing the 11.448 basis points adjustment and the applicable spreads remain unchanged. The loans which have the SOFR adjustment are referred to as "Adj. 1M SOFR Term."
(2) Maximum maturity date assumes all extension options are exercised, if applicable.
(3) I/O = interest only, P/I = principal and interest.
(4) Principal amount of loans subject to delinquent principal or interest is defined as loans in (i) maturity default or (ii) receipt of interest outstanding for more than 90 days.
(5) The estimated aggregate cost for U.S. federal income tax purposes is approximately $4.6 billion.
For the activity within the Company's loan portfolio during the years ended December 31, 2025 and 2024, refer to Note 4 - Commercial Mortgage Loans, Held for Investment on the consolidated financial statements of Form 10-K.