Form 10-Q
period 2026-03-31
Franklin BSP Realty Trust, Inc.
filed 2026-04-29
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2026
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of April 27, 2026 was 76,963,009.

FRANKLIN BSP REALTY TRUST, INC.

i

PART I. Item 1. Consolidated Financial Statements and Notes (unaudited)
FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$115,600	$167,292
Restricted cash	20,845	17,889
Investment securities, held to maturity(1)	21,958	20,483
Commercial mortgage loans, held for investment, net of allowance for credit losses of $49,173 and $38,302 as of March 31, 2026 and December 31, 2025, respectively(2)	4,546,828	4,383,134
Commercial mortgage loans, held for sale, measured at fair value(3)	423,031	360,718
Real estate securities, available for sale, measured at fair value, amortized cost of $179,768 and $151,946 as of March 31, 2026 and December 31, 2025, respectively(4)	178,712	151,662
Mortgage servicing rights, net	211,854	212,216
Accrued interest receivable	38,942	41,468
Receivable for loan repayment(5)	79,248	50,619
Prepaid expenses and other assets	38,822	45,112
Real estate owned, net of depreciation	98,676	99,265
Real estate owned, held for sale	192,653	198,883
Equity method investments	98,626	71,682
Intangible assets, net of amortization	113,050	115,553
Goodwill	92,048	92,048
Derivative instruments, measured at fair value	17,195	11,315
Loans eligible for repurchase	12,913	17,911
Total assets	$6,301,001	$6,057,250
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$2,637,338	$2,735,582
Repurchase agreements and revolving credit facilities - commercial mortgage loans	1,495,300	1,087,087
Repurchase agreements - real estate securities	212,168	187,371
Other financings	12,865	12,865
Unsecured debt	185,693	185,466
Mortgage note payable	23,998	23,998
Allowance for loss sharing	17,349	19,484
Accrued compensation	29,381	43,662
Liability for loans eligible for repurchase	12,913	17,911
Interest payable	16,751	16,110
Distributions payable	23,304	38,935
Accounts payable and accrued expenses	20,310	18,892
Due to affiliates	11,058	12,054
Derivative instruments, measured at fair value	4,279	6,951
Other liabilities	28,500	29,657
Total liabilities	$4,731,207	$4,436,025
Commitments and Contingencies
Redeemable convertible preferred stock:
Redeemable convertible preferred stock Series H, $0.01 par value, 20,000 authorized and 17,950 issued and outstanding as of March 31, 2026 and December 31, 2025	$89,748	$89,748
Total redeemable convertible preferred stock	$89,748	$89,748
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 7.5% Cumulative Redeemable Preferred Stock, Series E, 10,329,039 shares issued and outstanding as of March 31, 2026 and December 31, 2025	$258,742	$258,742
Common stock, $0.01 par value, 900,000,000 shares authorized, 77,214,904 and 81,553,982 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	755	808
Additional paid-in capital	1,553,770	1,593,365
Accumulated other comprehensive income/(loss)	(1,056)	(284)
Accumulated deficit	(420,743)	(411,101)
Total stockholders' equity	$1,391,468	$1,441,530
Non-controlling interest	88,578	89,947
Total equity	$1,480,046	$1,531,477
Total liabilities, redeemable convertible preferred stock and equity	$6,301,001	$6,057,250

PART I. Item 1. Consolidated Financial Statements and Notes (unaudited)
FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

_________________________________________________________
(1) Includes pledged assets of $21.6 million and $20.2 million as of March 31, 2026 and December 31, 2025, respectively.
(2) Includes pledged assets of $1.2 billion and $855.2 million as of March 31, 2026 and December 31, 2025, respectively.
(3) Includes pledged assets of $409.4 million and $329.2 million as of March 31, 2026 and December 31, 2025, respectively.
(4) Includes pledged assets of $178.7 million and $151.7 million as of March 31, 2026 and December 31, 2025, respectively.
(5) Includes $79.1 million and $50.5 million of cash held by servicer related to the CLOs as of March 31, 2026 and December 31, 2025, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Income
Interest income	$92,249	$113,908
Less: Interest expense	65,230	70,593
Net interest income	27,019	43,315
Gain/(loss) on sales, including fee-based services, net	21,330	5,039
Mortgage servicing rights	6,742	—
Servicing revenue, net	10,550	—
Gain/(loss) on derivatives	1,854	(118)
Revenue from real estate owned	6,882	6,797
Total income	$74,377	$55,033
Expenses
Compensation and benefits	$22,824	$—
Asset management and subordinated performance fee	6,054	6,555
Acquisition expenses	171	299
Administrative services expenses	2,334	3,348
Professional fees	9,285	6,576
Other expenses	11,205	9,936
Depreciation and amortization	3,420	1,380
Share-based compensation	2,403	2,246
Total expenses	$57,696	$30,340
Other income/(loss)
(Provision)/benefit for credit losses	$(11,391)	$1,898
Gain/(loss) on other real estate investments	(4,476)	(2,232)
Income/(loss) from equity method investments	12,407	—
Total other income/(loss)	$(3,460)	$(334)
Income/(loss) before taxes	13,221	24,359
(Provision)/benefit for income tax	(929)	(654)
Net income/(loss)	$12,292	$23,705
Net (income)/loss attributable to non-controlling interest	(312)	353
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$11,980	$24,058
Less: Preferred stock dividends	5,916	6,748
Net income/(loss) applicable to common stock	$6,064	$17,310

Basic earnings per share	$0.07	$0.20
Diluted earnings per share	$0.07	$0.20
Basic weighted average shares outstanding	79,926,118	82,053,686
Diluted weighted average shares outstanding	79,926,118	82,053,686

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income/(loss)	$12,292	$23,705

Amounts related to available for sale real estate securities:
Change in net unrealized gain/(loss)	$(772)	$(397)
Reclassification adjustment for amounts included in net income/(loss)	—	—
	$(772)	$(397)
Comprehensive (income)/loss attributed to non-controlling interest	(312)	353
Comprehensive income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$11,208	$23,661

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Preferred E	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2024	83,066,789	$818	$1,600,997	$79	$(348,074)	$258,742	$1,512,562	$7,495	$1,520,057
Share-based compensation	—	4	2,242	—	—	—	2,246	—	2,246
Shares canceled for tax withholding on vested equity rewards	(196,020)	—	(2,393)	—	—	—	(2,393)	—	(2,393)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	24,058	—	24,058	—	24,058
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	(353)	(353)
Distributions declared	—	—	—	—	(36,440)	—	(36,440)	—	(36,440)
Other comprehensive income/(loss)	—	—	—	(397)	—	—	(397)	—	(397)
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	(1,467)	(1,467)
Balance, March 31, 2025	82,870,769	$822	$1,600,846	$(318)	$(360,456)	$258,742	$1,499,636	$5,675	$1,505,311

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Preferred E	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2025	81,553,982	$808	$1,593,365	$(284)	$(411,101)	$258,742	$1,441,530	$89,947	$1,531,477
Common stock repurchases	(4,361,596)	(44)	(39,779)	—	—	—	(39,823)	—	(39,823)
Share-based compensation	241,659	(9)	2,412	—	—	—	2,403	—	2,403
Shares canceled for tax withholding on vested equity rewards	(219,141)	—	(2,228)	—	—	—	(2,228)	—	(2,228)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	11,980	—	11,980	—	11,980
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	312	312
Distributions declared	—	—	—	—	(21,622)	—	(21,622)	—	(21,622)
Other comprehensive income/(loss)	—	—	—	(772)	—	—	(772)	—	(772)
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	(1,681)	(1,681)
Balance, March 31, 2026	77,214,904	$755	$1,553,770	$(1,056)	$(420,743)	$258,742	$1,391,468	$88,578	$1,480,046
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income/(loss)	$12,292	$23,705
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Premium amortization and (discount accretion), net	$(2,028)	$(2,531)
Accretion of deferred commitment fees	(363)	(2,324)
Amortization of deferred financing costs	2,787	3,246
Share-based compensation	2,403	2,246
Realized (gain)/loss on sale of commercial mortgage loans, held for sale, measured at fair value	(4,344)	(5,039)
(Income)/loss from equity method investments	(12,407)	—
(Gain)/loss on derivative instruments	(1,854)	1,056
(Gain)/loss from other real estate investments	4,476	2,232
Depreciation and amortization	3,420	1,380
Straight line rental income	(185)	288
Provision/(benefit) for credit losses	11,391	(1,898)
Origination of commercial mortgage loans, held for sale, measured at fair value	(835,996)	(24,150)
Proceeds from sale or repayment of commercial mortgage loans, held for sale, measured at fair value	778,027	111,467
Distributions from equity method investments	2,002	—
MSR impairment and amortization	7,483	—
Mortgage banking activities	(15,414)	—
Changes in assets and liabilities:
Accrued interest receivable	2,889	7,715
Prepaid expenses and other assets	5,602	(2,587)
Accounts payable and accrued expenses	1,380	4,840
Due to affiliates	(996)	(1,950)
Interest payable	641	(1,458)
Accrued compensation	(14,281)	—
Other liabilities	(937)	—
Net cash (used in)/provided by operating activities	$(54,012)	$116,238
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(495,505)	$(171,855)
Principal repayments received on commercial mortgage loans, held for investment	291,666	396,900
Purchase of and contributions to equity method investments	(20,760)	—
Distributions from equity method investments	4,221	—
Proceeds from sale of real estate owned, held for sale	2,272	28,843
Purchase of real estate owned and capital expenditures	(240)	(706)
Purchase of real estate securities, available for sale	(30,752)	—
Proceeds from sale or paydown of real estate securities	2,911	35,442
Payment of software development costs	(120)	—
Purchases of investment securities, held to maturity	(5,000)	—
Sales of investment securities, held to maturity	3,600	—
Proceeds from sale/(purchase) of derivative instruments	1,595	(1,681)
Net cash (used in)/provided by investing activities	$(246,112)	$286,943
Cash flows from financing activities:
Payments for common stock repurchases	$(39,823)	$—
Shares cancelled for tax withholding on vested equity rewards	(2,228)	(2,393)
Repayments of collateralized loan obligations	(99,755)	(403,953)
Borrowings on repurchase agreements and revolving credit facilities - commercial mortgage loans	1,376,591	234,794
Repayments of repurchase agreements and revolving credit facilities - commercial mortgage loans	(968,378)	(135,291)

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Net borrowings (paydowns) on repurchase agreements - real estate securities, less than 90 days maturity	24,797	(30,444)
Payments of deferred financing costs	(882)	(954)
Distributions to non-controlling interest	(2,977)	(1,467)
Distributions paid	(35,957)	(36,233)
Net cash (used in)/provided by financing activities:	$251,388	$(375,941)
Net change in cash, cash equivalents and restricted cash	(48,736)	27,240
Cash, cash equivalents and restricted cash, beginning of period	185,181	196,864
Cash, cash equivalents and restricted cash, end of period	$136,445	$224,104

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	167,292	184,443
Restricted cash, beginning of period	17,889	12,421
Cash, cash equivalents and restricted cash, beginning of period	$185,181	$196,864

Cash and cash equivalents, end of period	115,600	215,368
Restricted cash, end of period	20,845	8,736
Cash, cash equivalents and restricted cash, end of period	$136,445	$224,104

Supplemental disclosures of cash flow information:
Cash payments for income taxes	$3	$3,733
Cash payments for interest	60,713	68,275

Supplemental disclosures of non - cash flow information:
Distribution payable	$23,304	$36,444
Loans transferred from commercial mortgage loans, held for investment to real estate owned, held for sale	—	134,848
Seller-based financing on sales of real estate owned, held for sale	—	88,500
Modification accounted for as repayment and new loan	—	60,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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
Agency Business
On July 1, 2025, through a wholly owned subsidiary, we acquired NewPoint Holdings JV LLC ("NewPoint"), which now comprises our Agency Business unit. Through this unit, we originate, sell and service a range of multifamily finance products under programs offered by government-sponsored enterprises (“GSEs”), such as the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) and by government agencies (“Agencies”), such as the Government National Mortgage Association (“Ginnie Mae”) and the Federal Housing Administration, a division of the U.S. Department of Housing and Urban Development (together with Ginnie Mae, “HUD”). We retain the servicing rights and asset management responsibilities on substantially all loans we originate and sell under the GSE and HUD programs. We are an approved Fannie Mae Delegated Underwriting and Servicing (“DUS”) lender, a Freddie Mac Program Plus Seller/Servicer, a Multifamily Accelerated Processing (“MAP”) and Section 232 LEAN lender for HUD and a Ginnie Mae issuer. Additionally, the Company services external portfolios of commercial real estate financing products.
Structure
The Company believes that it has qualified as a REIT and intends to continue to meet the requirements for qualification and taxation as a REIT. As of March 31, 2026, substantially all of the Company's business is conducted through FBRT OP LLC (the “OP”), a Delaware limited liability company. As of March 31, 2026, the Company is the managing member of the OP and directly or indirectly holds 90% of the common units of membership interest in the OP. In addition, the Company, through subsidiaries which are treated as taxable REIT subsidiaries (“TRS”), is indirectly subject to U.S. federal, state and local income taxes.
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
March 31, 2026
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
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2025, which are included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on February 25, 2026, as certain disclosures that would substantially duplicate those contained in the audited consolidated financial statements have not been included in this report.
Reclassifications
Certain prior year balances have been reclassified in order to conform to the current period presentation.
For the three months ended March 31, 2025, $5.0 million was reclassified from Realized gain/(loss) on sale of commercial mortgage loans, held for sale, measured at fair value to Gain/(loss) on sales, including fee-based services, net on the consolidated statements of operations.
For the three months ended March 31, 2025, Unrealized gain/(loss) on derivatives and Realized gain/(loss) on derivatives were combined and reclassified to Gain/(loss) on derivatives, resulting in net $(0.1) million, respectively, being reclassified on the consolidated statements of operations.
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
March 31, 2026
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
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires disaggregated disclosures of certain categories of expenses that are included on the face of the income statement. The standard is to be adopted prospectively, with the option to apply retrospectively, and is effective for annual periods starting after December 15, 2026. The Company is currently assessing the impact that ASU 2024-03 will have on the consolidated financial statements.
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
Note 3 - Business Combinations
Acquisition of NewPoint
On July 1, 2025 (the “Acquisition Date”), the Company completed the acquisition ("the Transaction") of NewPoint, a commercial real estate finance company offering lending solutions nationwide to investors in multifamily, affordable housing, seniors housing, healthcare, and manufactured housing properties.
The Transaction has expanded the Company's presence in the multifamily lending sector, with the opportunity to enhance its diversified mortgage finance platform and capitalize on agency capabilities.
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
March 31, 2026
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
During the three months ended March, 31, 2026, the Company did not make any measurement period adjustments.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

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
The estimates above directly impact the amount of identified intangible assets recognized and the related amortization expenses in future periods. Intangible assets acquired had a weighted average useful economic life of 2.7 years. As of March 31, 2026, aggregate intangible assets relating to the Transaction of $76.3 million were recorded in Intangible assets, net on the consolidated balance sheets. The Company may record certain measurement period adjustments, which will be made in the period in which the amounts are determined. The current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the Acquisition Date.
The Company recognized acquisition-related expenses of $0.1 million and $2.9 million in Other Expenses and Professional Fees, respectively, on the consolidated statement of operations for the three months ended March 31, 2025.
The Company's consolidated financial statements for the three months ended March 31, 2026 include the operations of NewPoint from the Acquisition Date. The following table presents NewPoint's revenue and earnings as reported in the Company's consolidated statement of operations (dollars in thousands):

Three months ended March 31, 2026
Revenue	$33,300
Net income (loss) attributable to Franklin BSP Realty Trust, Inc.	3,237
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

Three months ended March 31,
2025
Revenue	$74,985
Net income (loss) attributable to Franklin BSP Realty Trust, Inc.	29,420
The unaudited pro forma financial information is based on historical information of the Company and NewPoint, along with certain material, non-recurring pro forma adjustments. The material, non-recurring pro forma adjustments primarily consist of (i) incremental amortization expense based on the preliminary fair values of the intangible assets acquired; (ii) recognition of non-controlling interest to reflect the reclassification of the OP units; (iii) a change in the valuation methodology of mortgaging servicing rights from fair value to the amortization method; (iv) a change in provision for credit loss expense due to revised loss estimation methodology, (v) non-recurring transaction costs; and (vi) income tax impact of the aforementioned pro forma adjustments.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 4 - Commercial Mortgage Loans, Held for Investment
Commercial Mortgage Loans, Held for Investment
The following table presents a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (dollars in thousands):

	March 31, 2026	December 31, 2025
Senior loans	$4,545,717	$4,376,873
Mezzanine loans	50,284	44,563
Total gross carrying value of loans	4,596,001	4,421,436
General allowance for credit losses	32,838	34,196
Specific allowance for credit losses	16,335	4,106
Less: Allowance for credit losses	49,173	38,302
Total commercial mortgage loans, held for investment, net	$4,546,828	$4,383,134
For the three months ended March 31, 2026 and year ended December 31, 2025, the activity in the Company's commercial mortgage loans, held for investment carrying values, was as follows (dollars in thousands):

	Three months ended March 31, 2026	Year Ended December 31, 2025
Amortized cost, beginning of period	$4,421,436	$4,986,750
Acquisitions and originations	496,306	1,156,575
Principal repayments	(319,501)	(1,420,373)
Dispositions	—	(35,116)
Principal charge-off	(2,617)	(32,860)
Deferred fees and other items(1)	(801)	(10,304)
Amortization/accretion of fees and other items(1)	1,972	9,557
Transfer to real estate owned(2)	—	(197,396)
Transfer to held for sale	—	(33,909)
Cost recovery	(794)	(1,488)
Amortized cost, end of period	$4,596,001	$4,421,436
Allowance for credit losses, beginning of period	$(38,302)	$(78,083)
General (provision)/benefit for credit losses	1,358	12,669
Specific (provision)/benefit for credit losses	(14,846)	(5,748)
Charge offs from specific allowance for credit losses	2,617	32,860
Allowance for credit losses, end of period	$(49,173)	$(38,302)
Total commercial mortgage loans, held for investment, net	$4,546,828	$4,383,134
________________________
(1) Other items primarily consist of purchase discounts or premiums and deferred origination expenses.
(2) For additional details on properties obtained through foreclosure or deed-in-lieu of foreclosure, see Note 8 - Real Estate Owned.
As of March 31, 2026 and December 31, 2025, the Company's total commercial mortgage loan, held for investment, portfolio was comprised of 177 and 169 loans, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Loan Portfolio by Collateral Type and Geographic Region
The following tables present the composition by loan collateral type and region of the Company's commercial mortgage loans, held for investment portfolio (dollars in thousands):

	March 31, 2026		December 31, 2025
Loan Collateral Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$3,647,729	79.3%	$3,434,672	77.5%
Hospitality	490,423	10.6%	515,144	11.6%
Industrial	272,910	5.9%	309,522	7.0%
Office	57,112	1.2%	58,259	1.3%
Retail	1,986	—%	1,986	—%
Other	139,118	3.0%	115,928	2.6%
Total	$4,609,278	100.0%	$4,435,511	100.0%

	March 31, 2026		December 31, 2025
Loan Region	Par Value	Percentage	Par Value	Percentage
Southeast	$1,840,930	39.8%	$1,832,831	41.4%
Southwest	1,496,133	32.5%	1,431,471	32.3%
Mideast	381,080	8.3%	348,750	7.9%
Far West	185,940	4.0%	239,874	5.4%
New England	136,899	3.0%	125,982	2.8%
Great Lakes	128,674	2.8%	108,095	2.4%
Rocky Mountain	113,030	2.5%	76,180	1.7%
Various(1)	326,592	7.1%	272,328	6.1%
Total	$4,609,278	100.0%	$4,435,511	100.0%
________________________
(1) Represents loans secured by a portfolio of properties located in various parts of the United States.
Allowance for Credit Losses
The following table presents the quarterly changes in the Company's allowance for credit losses for the three months ended March 31, 2026 (dollars in thousands):

		General Allowance for Credit Losses
	Specific Allowance for Credit Losses	Funded	Unfunded	Total	Total Allowance for Credit Losses
December 31, 2025	$4,106	$34,196	$296	$34,492	$38,598
Changes:
Provision/(Benefit)	14,846	(1,358)	38	(1,320)	13,526
Charge offs	(2,617)	—	—	—	(2,617)
March 31, 2026	$16,335	$32,838	$334	$33,172	$49,507
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

In December 2021, the Company originated a first mortgage loan with a commitment of $23.0 million secured by a multifamily property in Pennsylvania. The loan was identified by management as non-performing and placed on non-accrual status, with an amortized cost of $21.7 million as of December 31, 2025. The Company recorded a specific allowance for credit losses of $2.0 million on this loan as of December 31, 2025, and an additional specific allowance for credit losses of $0.6 million in the first quarter of 2026. The loan was paid off in March 2026 at a discount, and the Company charged off the specific allowance for credit losses at the time of the payoff.
In November 2021, the Company originated a first mortgage loan with a commitment of $39.0 million secured by a multifamily property in Arizona. The loan was identified by management as non-performing and placed on non-accrual status, with an amortized cost of $36.8 million, as of March 31, 2026. The Company recorded a specific allowance for credit losses of $2.0 million on this loan as of March 31, 2026.
In June 2022, the Company originated a first mortgage loan with a commitment of $46.0 million secured by a multifamily property in North Carolina. The loan was identified by management as non-performing and placed on cost recovery status, with an amortized cost of $44.5 million, as of March 31, 2026. The Company recorded a specific allowance for credit losses of
$1.1 million on this loan as of March 31, 2026.
In December 2021, the Company originated a first mortgage loan with a commitment of $82.9 million secured by a multifamily property in North Carolina. The loan was identified by management as non-performing and placed on cost recovery status, with an amortized cost of $79.8 million, as of March 31, 2026. The Company recorded a specific allowance for credit losses of $13.2 million on this loan as of March 31, 2026.
General Allowance for Credit Losses
The Company recorded a total decrease in its general allowance for credit losses during the three months ended March 31, 2026 of $1.3 million. The primary driver for the lower reserve balance is attributable to more favorable economic assumptions utilized for the CECL model compared to preceding periods. Changes in the provision for credit losses for the Company’s financial instruments are recorded in (Provision)/benefit for credit losses in the consolidated statements of operations with a corresponding offset to the financial instrument’s amortized cost recorded in the consolidated balance sheet, or as a component of Accounts payable and accrued expenses for unfunded loan commitments.
Past Due Status
The following table presents a summary of the loans amortized cost basis as of March 31, 2026 (dollars in thousands):

	Current	Less than 90 days past due	90 or more days past due(1)	Total
As of March 31, 2026	$4,254,872	$150,513	$190,616	$4,596,001
________________________
(1) Comprised of six mortgage loans, one of which was collateralized by an office property and the other five by multifamily properties. The mortgage loan collateralized by an office property and three mortgage loans collateralized by multifamily properties have been designated as non-performing.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Non-performing Status
The following table presents the amortized cost basis of our non-performing loans as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025
Non-performing loan amortized cost at beginning of year, January 1	$213,980	$133,230
Addition of non-performing loan amortized cost	150,660	346,323
Less: Removal of non-performing loan amortized cost	55,746	265,573
Non-performing loan amortized cost end of period(1)	$308,894	$213,980
________________________
(1) As of each of March 31, 2026 and December 31, 2025, the Company had seven loans designated as non-performing. As of March 31, 2026, three non-performing loans were placed on cost recovery status, one of which was collateralized by an office property and the other two of which were collateralized by multifamily properties, with a combined specific allowance for credit losses of $14.3 million. The other four were collateralized by multifamily properties and placed on non-accrual status, one of which had a specific allowance for credit losses of $2.0 million. As of December 31, 2025, four non-performing loans were placed on cost recovery status, one of which was collateralized by an office property and the other three by multifamily properties with a combined specific allowance for credit losses of $4.1 million. The other three were collateralized by multifamily properties and placed on non-accrual status with no specific allowance for credit losses.
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
All commercial mortgage loans, excluding loans classified as Commercial mortgage loans, held for sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2. As of March 31, 2026 and December 31, 2025, the weighted average risk rating of loans was 2.5 and 2.4, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

The following tables present the par value and amortized cost of our commercial mortgage loans, held for investment as of March 31, 2026 and December 31, 2025, by the Company’s internal risk rating and year of origination (dollars in thousands):

March 31, 2026
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Total Par Value	2026	2025	2024	2023	2022	Prior	Total Amortized Cost	% of Portfolio
1	—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2	140	3,179,650	335,970	1,053,023	969,099	296,753	285,640	228,836	3,169,321	69.0%
3	26	964,906	—	71,915	383,275	129,299	268,147	111,791	964,427	21.0%
4	7	281,406	—	—	35,880	—	138,732	106,792	281,404	6.1%
5	4	183,316	—	—	—	—	44,483	136,366	180,849	3.9%
Total	177	$4,609,278	$335,970	$1,124,938	$1,388,254	$426,052	$737,002	$583,785	$4,596,001	100.0%
					Allowance for credit losses				(49,173)
						Total carrying value, net			$4,546,828

December 31, 2025
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Total Par Value	2025	2024	2023	2022	2021	Prior	Total Amortized Cost	% of Portfolio
1	—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2	137	3,213,933	982,678	1,175,376	322,490	387,548	313,728	20,559	3,202,379	72.4%
3	22	848,719	—	305,158	129,792	220,090	178,500	14,756	848,296	19.2%
4	6	246,682	—	—	—	138,889	107,790	—	246,679	5.6%
5	4	126,177	—	—	—	44,483	58,504	21,095	124,082	2.8%
Total	169	$4,435,511	$982,678	$1,480,534	$452,282	$791,010	$658,522	$56,410	$4,421,436	100.0%
					Allowance for credit losses				(38,302)
						Total carrying value, net			$4,383,134

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

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

	March 31, 2026		December 31, 2025
	Aggregate UPB	Fair Value	Aggregate UPB	Fair Value
Agency loans	$246,121	$247,281	$324,162	$331,218
Non-Agency loans	175,750	175,750	29,500	29,500
Total commercial mortgage loans, held for sale, measured at fair value	$421,871	$423,031	$353,662	$360,718
As of March 31, 2026 and December 31, 2025, respectively, there were no loans that were 90 days or more past due or on a non-accrual status.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 6 - Mortgage Servicing Rights
Mortgage Servicing Rights (“MSRs”) represent servicing rights retained by the Company for loans it originates and sells. The servicing fees are collected from the monthly payments made by the borrowers. The Company generally receives other remuneration including rights to various loan fees such as late charges, collateral re-conveyance charges, loan prepayment penalties, and other ancillary fees. In addition, the Company earns placement fees on funds held pending remittance related to its collection of loan principal and escrow balances. As of March 31, 2026, the Company had a servicing portfolio consisting of 1,045 loans with an unpaid principal balance of $22.0 billion for which it owns MSRs. As of December 31, 2025, the Company had a servicing portfolio consisting of 1,042 loans with an unpaid principal balance of $21.6 billion for which it owns MSRs.
Activity related to MSRs for the three months ended March 31, 2026 and the year ended December 31, 2025 was as follows (in thousands):

Three months ended March 31, 2026
Beginning balance, as of January 1, 2026	$212,216
Additions	8,639
Amortization	(10,085)
Impairment reversal	2,601
Prepayments and write-offs	(1,517)
Ending balance, as of March 31, 2026	$211,854

Year Ended December 31, 2025
Beginning balance, as of January 1, 2025	$—
Acquired MSRs at July 1, 2025	211,545
Additions	26,295
Amortization	(19,434)
Impairment	(2,590)
Prepayments and write-offs	(3,600)
Ending balance, as of December 31, 2025	$212,216
The discount rates used to determine the present value of the MSRs, at recognition, were between 8%-14% (representing a weighted average discount rate of 10.0%) as of March 31, 2026. The weighted average estimated life remaining of the MSRs was 6.3 years as of March 31, 2026. The weighted average estimated life remaining of the MSRs was 6.4 years as of December 31, 2025.
Contractual servicing fees, including late fees, and ancillary fees were $12.5 million for the three months ended March 31, 2026, and are included in servicing fees, net in the consolidated statement of operations. At March 31, 2026, $0 of MSRs were considered impaired. At December 31, 2025, $2.6 million of MSRs were considered impaired.
The expected amortization of capitalized MSRs recorded at March 31, 2026 is as follows (in thousands):

Year	Amortization
2026 (April-December)	$26,354
2027	30,768
2028	25,664
2029	21,408
2030	17,857
Thereafter	89,803
Total	$211,854

Based on scheduled maturities, actual amortization may vary from these estimates.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 7 - Real Estate Securities
Real Estate Securities Classified As Available For Sale
The following is a summary of the Company's real estate securities, available for sale, measured at fair value, as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	CMBS Bonds
	Number of Bonds	Benchmark Interest Rate	Weighted Average Interest Rate	Weighted Average Contractual Maturity (years)	Par Value	Fair Value
March 31, 2026	12	1 Month SOFR	6.59%	9.7	$179,051	$178,712

December 31, 2025	10	1 Month SOFR	6.61%	8.4	$151,362	$151,662
The Company classified its CMBS bonds as available for sale and reports them at fair value in the consolidated balance sheets with changes in fair value recorded in Accumulated other comprehensive income/(loss) in the consolidated balance sheets.
The following table shows the amortized cost, unrealized gain/(loss) and fair value of the Company's CMBS bonds as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
March 31, 2026	$179,768	$—	$(1,056)	$178,712

December 31, 2025	$151,946	$76	$(360)	$151,662
As of March 31, 2026, the Company held 12 CMBS bonds with an amortized cost basis of $179.8 million and a net unrealized loss of $1.1 million, all of which were held in a gross unrealized loss position of $1.1 million. As of December 31, 2025, the Company held 10 CMBS bonds with an amortized cost basis of $151.9 million and a net unrealized loss of $0.3 million, seven of which were held in a gross unrealized loss position of $0.4 million. As of March 31, 2026 and December 31, 2025, zero positions had an unrealized loss for a period greater than twelve months. As of March 31, 2026 and December 31, 2025, the fair value of the Company's CMBS bonds that were in an unrealized loss position for less than twelve months was $178.7 million and $105.9 million, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 8 - Real Estate Owned
Real Estate Owned, Held for Investment
The following table summarizes the Company's real estate owned, held for investment assets as of March 31, 2026 and December 31, 2025 (dollars in thousands):

			As of March 31, 2026
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021(1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,929	$(10,359)	$80,265
August 2023	Office	Portland, OR	16,479	2,065	—	(133)	18,411
Total			$19,915	$86,324	$2,929	$(10,492)	$98,676
________________________
See note below.

			As of December 31, 2025
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021(1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,929	$(9,783)	$80,841
August 2023	Office	Portland, OR	16,479	2,065	—	(120)	18,424
Total			$19,915	$86,324	$2,929	$(9,903)	$99,265
________________________
(1) The Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, Jeffersonville Member, LLC (the “Jeffersonville JV”) to acquire a triple net lease property in Jeffersonville, GA. Refer to Note 18 - Related Party Transactions and Arrangements for details.
Depreciation expense for the three months ended March 31, 2026 and 2025 totaled $0.6 million and $0.7 million, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Real Estate Owned, Held for Sale
The following table summarizes the Company's real estate owned, held for sale assets and liabilities as of March 31, 2026 and December 31, 2025 (dollars in thousands):

		As of March 31, 2026
Property Type	Primary Location(s)	Assets, Net	Liabilities, Net
Office(1)	Denver, CO	$17,442	$1,514
Multifamily(2)	Various	176,650	2,815
Total		$194,092	$4,329
____________________
See notes below.

		As of December 31, 2025
Property Type	Primary Location(s)	Assets, Net	Liabilities, Net
Office(1)	Denver, CO	$17,267	$1,321
Multifamily(2)	Various	180,942	3,911
Retail(3)	Various	2,980	217
Total		$201,189	$5,449
________________________
(1) During the three months ended March 31, 2026, the Company recognized a net loss of $0.3 million included within Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations related to this property.
(2) As of March 31, 2026, the Company's real estate owned, held for sale assets included four multifamily properties that previously collateralized four commercial mortgage loans. During the three months ended March 31, 2026, the Company recognized a net loss of $3.7 million included within Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations primarily related to the fair value write-down of one of these properties.
(3) In November 2022, the Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, BSPRT Walgreens Portfolio, LLC (the "Walgreens JV") to assume a group of 24 retail properties with various locations throughout the United States (the "Walgreens Portfolio"). Refer to Note 18 - Related Party Transactions and Arrangements. The Company sold the final property within the Walgreens Portfolio during the first quarter of 2026. As a result, the Company recorded a loss of $0.5 million for the three months ended March 31, 2026 included within Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations.
As of March 31, 2026, the Company has designated certain properties included within the real estate owned business segment as held for sale in accordance with ASC 360. The properties are currently being marketed and sales are probable to occur within one year.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 9 - Equity Method Investments
55 Riverwalk Aker/BSP Venture LLC - The Company holds a 21.01% interest in 55 Riverwalk Aker/BSP Venture LLC (the "55 Riverwalk JV"), a joint venture that is a mixed-use development property consisting of a multifamily apartment complex and retail shopping stores. The 55 Riverwalk JV was formed on December 20, 2024, where the Company made an initial investment of $13.3 million. The Company has received total distributions of $0.6 million as of March 31, 2026. The equity investment in 55 Riverwalk JV has a carrying value of $19.0 million and $13.5 million on the consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.
Garfield PG JV HoldCo LLC - The Company holds a 28.87% interest in Garfield PG JV HoldCo LLC (the "Garfield JV"), a joint venture that is an industrial property for warehousing and distribution. The Garfield JV was formed on May 22, 2025, where the Company made an initial investment of $9.8 million. The Company has received total distributions of $1.0 million as of March 31, 2026. The equity investment in Garfield JV has a carrying value of $12.9 million and $8.6 million on the consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.
NewPoint JV LLC - The Company holds a 7.58% ownership interest in NewPoint JV LLC (the “Bridge JV”), a joint venture with the purpose of investing in multifamily bridge loans. The Company has received total distributions of $1.8 million as of March 31, 2026. The Company has a total commitment of $25.0 million which was completely funded as of March 31, 2026. The equity investment in Bridge JV has a carrying value of $24.1 million and $24.2 million on the consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.
NewPoint + MORE Capital Affordable Fund LLC - The Company holds a 29.34% ownership interest in NewPoint + MORE Capital Affordable Fund LLC (the “Affordable JV”), a joint venture with the purpose of investing in multifamily affordable debt instruments through its subsidiary, NewPoint Impact Fund I LP. The Company has a total capital commitment of $30.0 million to Affordable JV, of which $5.8 million was unfunded as of March 31, 2026. The Company has received total distributions of $1.2 million as of March 31, 2026. The equity investment in Affordable JV has a carrying value of $29.0 million and $25.3 million on the consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.
Zelda PG JV HoldCo LLC - The Company holds a 27.95% interest in Zelda PG JV HoldCo LLC (the "Gardena JV"), a joint venture that is an industrial property for warehousing and distribution. The Gardena JV was formed on March 18, 2026, where the Company made an initial investment of $13.7 million.
The following table provides a summary of the combined financial position of the Company’s equity method investments as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025
Total Assets	$1,354,411	$1,450,001
Total Liabilities	789,669	918,504
Net Assets/Member's Equity	564,742	531,497
The following provides a summary of the combined results of operations of the Company’s equity method of investments for the three months ended March 31, 2026 and 2025, respectively (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Total Revenue/Investment Income	$26,200	$—
Unrealized Gain/(Loss) from Investments	60,275	—
Total Expenses	19,921	—
Net Income/(Loss)	66,553	—
Net Income/(Loss) attributable to the Company	12,407	—

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 10 - Leases
The Company leases office space, classified as operating leases, in the normal course of business at varying lengths through 2033. Leases are negotiated with third parties and, in some instances, contain renewal, expansion and termination options. As of March 31, 2026 and December 31, 2025, the Company recorded ROU assets of $8.0 million and $8.4 million within Prepaid expenses and other assets, and operating lease liabilities of $10.0 million and $10.5 million within other liabilities, on the consolidated balance sheets, respectively. All lease commencement dates are recorded as of July 1, 2025 in conjunction with the acquisition of NewPoint.

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Lease Cost:
Operating lease cost	$588	$—
Variable lease cost	213	—
Net lease cost	$801	$—
Other Information
Operating cash outflows from operating leases	$659	$—

Weighted-average remaining lease term	5.3
Weighted-average discount rate	6.7%
Operating lease cost is included in Other expenses in the consolidated statement of operations. The discount rate was determined by using the Company's incremental borrowing rate.
The following table shows future minimum payments under the Company's operating leases as of March 31, 2026 (dollars in thousands):

Future Minimum Payments	March 31, 2026
2026 (Nine Months Ended December 31, 2026)	$2,007
2027	2,528
2028	2,381
2029	2,004
2030	804
2031 and beyond	2,246
Total Lease Payments	11,970
Less: imputed interest	(1,943)
Total	$10,027
Rental Income
Rental income for the three months ended March 31, 2026 and 2025 totaled $6.9 million and $6.8 million, respectively. Rental income is included in Revenue from real estate owned in the consolidated statements of operations.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

The following table summarizes the Company's schedule of future minimum rents on its real estate owned, held for investment properties, to be received under the leases (dollars in thousands):

Future Minimum Rents	March 31, 2026
2026 (Nine Months Ended December 31, 2026)	$6,676
2027	8,710
2028	8,884
2029	9,062
2030	9,243
2031 and beyond	79,083
Total future minimum rent	$121,658

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 11 - Goodwill & Other Intangible Assets
Goodwill
The carrying amount of goodwill was as follows (dollars in thousands). The goodwill is attributable entirely to the Agency Business.

	Agency Business	Total
Balance at December 31, 2025	$92,048	$92,048
Goodwill acquired during the period	—	—
Balance at March 31, 2026	$92,048	$92,048

Intangible Assets
The following table summarizes the carrying value of the Company’s intangible assets, as described in Note 2 as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026			December 31, 2025
	Carrying Value	Accumulated Amortization	Total	Carrying Value	Accumulated Amortization	Total
Indefinite lived intangibles:
Agency License Intangibles	$72,500	$—	$72,500	$72,500	$—	$72,500
Finite lived intangibles:
Non-compete Agreements	$5,200	$(4,975)	$225	$5,200	$(3,317)	$1,883
Software development	4,780	(689)	4,091	4,660	(444)	4,216
Intangible lease assets	49,192	(12,958)	36,234	49,192	(12,238)	36,954
Total	$131,672	$(18,622)	$113,050	$131,552	$(15,999)	$115,553

Amortization expense for the three months ended March 31, 2026 and 2025 totaled $2.6 million and $0.7 million, respectively.
The following table summarizes the Company's expected other identified intangible assets, net amortization over the next five years (dollars in thousands):

	Weighted Avg. Life (in Years)	2026 (April - December)	2027	2028	2029	2030
Non-compete Agreements	0.2	$225	$—	$—	$—	$—
Software development	4.5	717	956	956	956	506
Intangible lease assets	12.6	2,160	2,880	2,880	2,880	2,880
Total		$3,102	$3,836	$3,836	$3,836	$3,386

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 12 - Debt
Below is a summary of the Company's Repurchase facilities and revolving credit facilities - commercial mortgage loans ("Repo and Revolving Credit Facilities"), Mortgage note payable, Other financings and Unsecured debt as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026
Repo and revolving credit facilities - commercial mortgage loans(2):	Capacity	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility(3)	$750,000	$619,179	$8,452	5.8%	07/2026
Atlas Repo Facility	350,000	211,827	3,649	6.17%	01/2027
WF Repo Facility(4)	250,000	165,220	1,809	5.11%	10/2027
Barclays Revolver Facility(5)	100,000	—	31	N/A	09/2026
Barclays Repo Facility(5)	500,000	154,942	1,400	5.31%	03/2028
Churchill Repo Facility(6)	—	—	—	N/A	N/A
BAML WH Line of Credit(7)	500,000	55,105	398	4.97%	06/2026
Fifth Third WH Line of Credit(7)	400,000	87,419	369	4.98%	07/2026
Fifth Third Line of Credit(8)	125,000	100,000	623	6.40%	03/2027
JPM WH Line of Credit(9)	700,000	66,345	1,012	5.02%	01/2027
PNC WH Line of Credit(10)	500,000	35,263	497	4.96%	12/2026
ASAP WH Line of Credit(11)	100,000	—	—	N/A	N/A
Total/Weighted average	$4,275,000	$1,495,300	$18,240	5.63%
Mortgage note payable:
Debt related to our REO(12)	N/A	$23,998	$407	6.79%	10/2026
Other financings:
Other financings(13)	N/A	$12,865	$193	6.00%	07/2028
Unsecured Debt
Senior Notes(14)(15)	N/A	$107,000	$2,381	Various(14)(15)	Various(14)(15)
Junior Note I(16)	N/A	17,500	337	7.43%	10/2035
Junior Note II(16)	N/A	40,000	737	7.24%	12/2035
Junior Note III(16)	N/A	25,000	461	7.24%	09/2036
Total/Weighted average	N/A	$189,500	$3,916	7.75%
________________________
See notes below.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

	December 31, 2025
Repo and revolving credit facilities - commercial mortgage loans(2):	Capacity	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility(3)	$500,000	$439,408	$18,107	6.04%	07/2026
Atlas Repo Facility	350,000	150,744	10,598	6.35%	01/2027
WF Repo Facility(4)	250,000	75,172	1,749	5.22%	10/2027
Barclays Revolver Facility(5)	100,000	—	438	N/A	09/2026
Barclays Repo Facility(5)	500,000	82,602	8,889	5.59%	03/2028
Churchill Repo Facility(6)	—	—	555	N/A	N/A
BAML WH Line of Credit(7)	500,000	9,399	1,210	5.17%	06/2026
Fifth Third WH Line of Credit(7)	400,000	44,007	3,169	5.02%	07/2026
Fifth Third Line of Credit(8)	100,000	15,000	1,265	6.53%	08/2026
JPM WH Line of Credit(9)	700,000	222,831	5,892	5.04%	01/2026
PNC WH Line of Credit(10)	500,000	47,924	1,628	4.99%	12/2026
ASAP WH Line of Credit(11)	100,000	—	—	N/A	N/A
Total/Weighted average	$4,000,000	$1,087,087	$53,500	5.70%
Mortgage note payable:
Debt related to our REO(12)	N/A	$23,998	$1,783	6.87%	10/2026
Other financings:
Other financings(13)	N/A	$12,865	$783	6.00%	07/2028
Unsecured Debt
Senior Notes(14)(15)	N/A	$107,000	$6,158	Various(14)(15)	Various(14)(15)
Junior Note I(16)	N/A	17,500	1,458	7.60%	10/2035
Junior Note II(16)	N/A	40,000	3,195	7.28%	12/2035
Junior Note III(16)	N/A	25,000	1,997	7.28%	09/2036
Total/Weighted average	N/A	$189,500	$12,808	7.81%
________________________
(1) Represents year to date expense and includes amortization of deferred financing costs.
(2) The Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 60% to 75% of the principal amount of the mortgage loan being pledged. These loans are all floating rate at the Secured Overnight Financing Rate ("SOFR") plus an applicable spread. Additionally, the Repo and Revolving Credit Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of both March 31, 2026 and December 31, 2025, the Company was in compliance with all debt covenants.
(3) On February 6th, 2026, the Company upsized the capacity of the JPM MRA by $250.0 million to a total of $750.0 million. There are two one-year extension options.
(4) There are three one-year extension options remaining.
(5) There is one one-year extension option.
(6) On October 21, 2025, the Company terminated the Churchill MRA.
(7) Collateralized by a first lien on the Company’s interest in the mortgage loans that it originates. Advances cannot exceed 100% of the principal amounts of the mortgage loans originated by the Company and must be repaid at the earlier of the sale or other disposition of the mortgage loans or at the expiration date of the Line of Credit.
(8) Operating line that is secured by an equity interest in NewPoint Real Estate Capital LLC ("NPREC"). On March 13, 2026, the Company upsized the capacity of the Fifth Third Line of Credit by $25.0 million to a total of $125.0 million and extended the maturity date to March 12, 2027.
(9) On January 31, 2026, the Company extended the maturity date to January 29th, 2027.
(10) Collateralized by a first lien on the Company’s interest in the mortgage loans that it originates.
(11) The Company has a $100.0 million ASAP agreement with Fannie Mae providing us with a warehousing credit facility for mortgage loans that are to be sold to Fannie Mae and serviced under the Fannie Mae DUS program. The ASAP agreement is not a committed line, has no expiration date and bears interest at SOFR + 1.50%, with a 0.25% SOFR floor.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

(12) Relates to a mortgage note payable in Jeffersonville JV, a consolidated joint venture. The loan has a principal amount of $112.7 million of which $88.7 million of the loan is owned by the Company and was eliminated in our consolidated financial statements (see Note 8 - Real Estate Owned).
(13) Comprised of one note-on-note financing via a participation agreement. From inception of the loan, the Company's outstanding loans could increase as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The contractual maturity date of this loan is July 2028.
(14) During the second quarter of 2025, the Company issued $82.0 million of 8.25% fixed-rate senior unsecured notes. These notes mature on April 25, 2030.
(15) During the second quarter of 2025, the Company issued $25.0 million of floating-rate senior unsecured notes. As of March 31, 2026, the interest rate on these notes was SOFR + 4.00%. These notes mature on April 25, 2028.
(16) The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option. Interest paid on unsecured junior debt totaled $1.5 million for the three months ended March 31, 2026.
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
Below is a summary of the Company's MRAs which were included in Repurchase agreements - real estate securities in the Company's consolidated balance sheets as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged(1)	Weighted Average Interest Rate	Weighted Average Days to Maturity
JP Morgan Securities LLC	$22,875	$188	$26,587	4.63%	9
Wells Fargo Securities, LLC	—	—	—	—%	0
Barclays Capital Inc.	24,139	293	28,676	4.77%	22
Lucid Prime Fund	65,073	699	77,853	4.62%	16
Santander Securities	100,081	1,128	119,544	4.50%	13
Total/Weighted Average	$212,168	$2,308	$252,660	4.58%	14
________________________
See note below

	December 31, 2025
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged(1)	Weighted Average Interest Rate	Weighted Average Days to Maturity
JP Morgan Securities LLC	$7,856	$1,278	$9,254	4.63%	29
Wells Fargo Securities, LLC	—	2,288	—	—%	0
Barclays Capital Inc.	25,044	1,510	31,386	4.83%	25
Lucid Prime Fund	54,718	1,644	65,324	4.67%	15
Santander Securities	99,753	1,294	119,880	4.60%	14
Total/Weighted Average	$187,371	$8,014	$225,844	4.65%	16
________________________
(1) Includes $73.9 million and $74.2 million of CMBS bonds, held by the Company, which is eliminated through consolidation of the related CLO's on the Company's consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.
Collateralized Loan Obligation
The following table represents the terms of the notes issued by 2022-FL8 Issuer, 2023-FL10 Issuer, 2024-FL11 Issuer and 2025-FL12 Issuer (collectively the “CLOs”), as of March 31, 2026 and December 31, 2025:

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

	March 31, 2026
CLO Facility	Number of Loans in pool(1)	Benchmark interest rate	Weighted Average Spread	Par Value	Par Value Outstanding(2)	Principal Balance of Collateralized Mortgage Assets	Maturity Dates
2022-FL8 Issuer	19	AVG SOFR	2.24%	960,000	289,241	506,481	2/15/2037
2023-FL10 Issuer	30	Term SOFR	2.70%	717,243	534,566	663,965	9/15/2035
2024-FL11 Issuer	37	Term SOFR	1.99%	886,176	886,176	1,023,899	7/15/2039
2025-FL12 Issuer	62	Term SOFR	1.61%	947,189	947,189	1,073,770	4/17/2043
				$3,510,608	$2,657,172	$3,268,115

	December 31, 2025
CLO Facility	Number of Loans in pool(1)	Benchmark interest rate	Weighted Average Spread	Par Value	Par Value Outstanding(2)	Principal Balance of Collateralized Mortgage Assets	Maturity Dates
2022-FL8 Issuer	21	AVG SOFR	2.07%	960,000	370,348	609,074	2/15/2037
2023-FL10 Issuer	32	Term SOFR	2.68%	717,243	553,214	715,694	9/15/2035
2024-FL11 Issuer	38	Term SOFR	1.99%	886,176	886,176	1,024,380	7/15/2039
2025-FL12 Issuer	50	Term SOFR	1.67%	947,189	947,189	1,046,909	4/17/2043
				$3,510,608	$2,756,927	$3,396,057
________________________
(1) Loan assets may be pledged towards one or multiple CLO pool.
(2) Excludes $366.1 million and $366.1 million of CLO notes held by the Company, which are eliminated in Collateralized loan obligations in the consolidated balance sheet as of March 31, 2026 and December 31, 2025, respectively.
The below table reflects the total assets and liabilities of the Company's outstanding CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of March 31, 2026 and December 31, 2025 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE. The VIEs are non-recourse to the Company.

	March 31, 2026	December 31, 2025
Assets (dollars in thousands)
Cash and cash equivalents(1)	$79,775	$51,153
Commercial mortgage loans, held for investment, net(2)	3,192,044	3,317,040
Accrued interest receivable	16,045	18,302
Total Assets	$3,287,864	$3,386,495

Liabilities (dollars in thousands)
Notes payable(3)(4)	$3,023,291	$3,123,046
Accrued interest payable	8,085	8,857
Total Liabilities	$3,031,376	$3,131,903
________________________
(1) Includes $79.1 million and $50.5 million of cash held by the servicer related to CLO loan payoffs as of March 31, 2026 and December 31, 2025, respectively.
(2) The balance is presented net of allowance for credit losses of $13.1 million and $15.4 million as of March 31, 2026 and December 31, 2025, respectively.
(3) Includes $366.1 million and $366.1 million of CLO notes, held by the Company, which are eliminated in Collateralized loan obligations of the consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

(4) The balance is presented net of deferred financing cost and discount of $19.8 million and $21.3 million as of March 31, 2026 and December 31, 2025, respectively. The deferred financing costs are amortized over the expected lifetime of each CLO.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 13 - Allowance for Loss Sharing
The Company has risk-sharing obligations on substantially all loans originated under the Fannie Mae DUS program. Servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees received for loans with no risk-sharing obligations.
When a loan is sold under the Fannie Mae DUS program, the Company undertakes an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is removed only upon either the expiration or settlement of the guarantee. At March 31, 2026 and December 31, 2025, we had $1.7 million of guarantee obligations included in the allowance for loss-sharing obligations, respectively.
In addition to and separately from the fair value of the guarantee, the Company estimates an allowance for loss-sharing under CECL over the contractual period in which we are exposed to credit risk. The general reserve related to loss-sharing was based on a collective pooling basis with similar risk characteristics, a reasonable and supportable forecast and a reversion period based on our average historical losses through the remaining contractual term of the portfolio. In instances where payment under the loss-sharing obligations of a loan is determined to be probable and estimable (as the loan is probable of, or is, in foreclosure), we record a liability for the estimated loss-sharing specific reserve. At March 31, 2026 and December 31, 2025, our allowance for loss-sharing obligations related to the specific reserve was $8.4 million and $9.3 million, respectively.
At March 31, 2026 and December 31, 2025, our allowance for loss-sharing obligations associated with expected losses under CECL was $7.3 million and $8.4 million, respectively, and represented 0.10% and 0.11%, respectively, of our Fannie Mae servicing portfolio. During the three months ended March 31, 2026, we recorded a decrease in CECL reserves of $1.2 million.
At March 31, 2026 and December 31, 2025, the unpaid principal balance outstanding of loans sold with loss sharing under the DUS program was approximately $7.9 billion, respectively. The Company’s internal credit risk rating process is used to classify loans and commitments according to the degree of credit risk associated with the ability of the borrower to repay. If payment is required under this program, the Company would not have a contractual interest in the collateral underlying the commercial mortgage loan on which the loss occurred, although the value of the collateral is taken into account in determining the Company’s share of such losses.
A summary of the Company’s allowance for loss sharing for the for the year ended December 31, 2025 and three months ended March 31, 2026 are as follows (dollars in thousands):

	General Reserve	Specific Reserve	Total
Balance at January 1, 2026	$10,151	$9,333	$19,484
Write-offs	—	—	—
Recoveries	—	—	—
Provision/(benefit) for loss sharing	(1,175)	(960)	(2,135)
Balance at March 31, 2026	$8,976	$8,373	$17,349

	General Reserve	Specific Reserve	Total
Balance at January 1, 2025	$—	$—	$—
Allowance acquired in acquisition	11,919	11,667	23,586
Write-offs	—	—	—
Recoveries	—	—	—
Provision/(benefit) for loss sharing	(1,768)	(2,334)	(4,102)
Balance at December 31, 2025	$10,151	$9,333	$19,484

As of March 31, 2026, the maximum quantifiable allowance for loss sharing associated with the Company’s guarantees under the Fannie Mae DUS agreement and the Loss Sharing Agreement was $1.2 billion from a total recourse at risk pool of $7.9 billion. The maximum quantifiable allowance for loss sharing is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.
For U.S. Treasury securities classified as HTM, the Company does not record an allowance for credit losses as the expectation of nonpayment of the amortized cost basis, based on historical losses, adjusted for current conditions and reasonable and supportable forecasts, is zero.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 14 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income/(loss) is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share for the three months ended March 31, 2026 and 2025 (in thousands, except share and per share data):

	Three Months Ended March 31,
Basic Numerator	2026	2025
Net income/(loss)	$12,292	$23,705
Net (income)/loss from non-controlling interest	(312)	353
Less: Preferred stock dividends	(5,916)	(6,748)
Net income/(loss) applicable to common stock	$6,064	$17,310
Less: Participating securities' share in earnings	(326)	(524)
Basic net income/(loss) applicable to common stockholders	$5,738	$16,786

Diluted Numerator
Basic net income/(loss) applicable to common stockholders	$5,738	$16,786
Diluted net income/(loss) applicable to common stockholders	$5,738	$16,786

Denominator
Weighted-average common shares outstanding for basic earnings per share	79,926,118	82,053,686
Weighted-average common shares outstanding for diluted earnings per share(1)(2)	79,926,118	82,053,686
Basic earnings per share	$0.07	$0.20
Diluted earnings per share	$0.07	$0.20
________________________
(1) The effect of the weighted average dilutive shares excluded restricted shares and stock units for the three months ended March 31, 2026 and 2025 of 76,977 and 221,663, respectively, as the effect was anti-dilutive. Additionally, the effect of dilutive shares excluded 5,370,498 weighted average common share equivalents of convertible preferred stock for the three months ended March 31, 2026 and 2025, respectively, as the effect was anti-dilutive.
(2) The effect of the weighted average dilutive shares excluded Class A units of FBRT OP LLC for the three months ended March 31, 2026 of 8,385,951 as the effect was anti-dilutive.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 15 - Redeemable Convertible Preferred Stock and Equity Transactions
The following table presents the summary of the Company's outstanding shares of redeemable convertible preferred stock, perpetual preferred stock, and common stock as of March 31, 2026 and December 31, 2025 (in thousands, except share and per share amounts):

	Balance as of		Shares Outstanding as of		First Quarter 2026 Dividend Per Share(1)
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Redeemable Convertible Preferred Stock:
Series H Preferred Stock(2)	$89,748	$89,748	17,950	17,950	$59.84
Perpetual Preferred Stock:
Series E Preferred Stock	$258,742	$258,742	10,329,039	10,329,039	$0.46875
Common Stock:
Common Stock - at par value(3)(4)	$755	$808	77,214,904	81,553,982	$0.20
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
(4) During the three months ended March 31, 2026, the Company repurchased 4,361,596 shares of common stock at a net average price of $9.13 per share, for a total of $39.8 million. All of these shares were retired upon settlement, reducing the total outstanding shares as of March 31, 2026. See discussion in the "Stock Repurchases" section below.
During the three months ended March 31, 2026 and 2025, the Company paid an aggregate of $29.2 million and $29.5 million, respectively, of common stock distributions comprised of quarterly common dividends of $0.355 per share.
Stock Repurchases
In February 2026, the Company’s board of directors reauthorized the Company's share repurchase program to provide $50.0 million available for share repurchases through December 31, 2026. The Company’s share repurchase program authorizes share repurchases at prices below the most recently reported book value per share as determined in accordance with GAAP. Repurchases made under the program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any purchases by the Company will be determined by the Company in its reasonable business judgment and consistent with the exercise of its legal duties and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company share repurchase program will remain open until it expires or until the capital committed to the applicable repurchase program has been exhausted, whichever is sooner. Repurchases under the Company’s share repurchase program may be suspended from time to time at the Company’s discretion without prior notice. As of March 31, 2026, the Company had $10.2 million remaining under the share repurchase program.
The following table is a summary of the Company's repurchase activity of its common stock during the three months ended March 31, 2026.

	Three Months Ended March 31, 2026
	Shares	Amount (1)(2)
Beginning of period, authorized repurchase amount		$50,000
Repurchases paid	4,361,596	$(39,822)
Remaining as of March 31, 2026		$10,178

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

(1) For the three months ended, March 31, 2026 the net average purchase price was $9.13 per share.
(2) Amount includes commissions paid associated with share repurchases.
Dividend Reinvestment and Direct Stock Purchase Plan
The Company has adopted a dividend reinvestment and direct stock purchase plan ("DRIP") under which we registered and reserved for issuance, in the aggregate, up to 63,000,000 shares of common stock. Under the dividend reinvestment component of this plan, the Company's common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of common stock (which shares, at the Company's option, are either issued directly from the Company or purchased by the administrator on the open market). The direct stock purchase component allows stockholders, subject to the Company's approval, to purchase shares of common stock directly from us. During the three months ended March 31, 2026 and 2025, no shares common stock were issued by the Company, and 42,459 and 38,012 shares of common stock, respectively, were purchased in the open market by the DRIP administrator and allocated to DRIP participants under the dividend reinvestment component of the DRIP.
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
As of March 31, 2026, the Company had not sold any shares of common stock under the ATM program, and common stock with an aggregate sales price of $200 million remains available for issuance pursuant to the ATM program.
Non-Controlling Interest
In connection with the NewPoint Transaction, the Company issued 8,385,951 OP Units, providing those unit holders interest in the operating partnership. The OP Unit holders have the right to redeem their OP Units, for either shares of common stock or cash, at the Company's option and subject to certain restrictions. In the event OP Units are redeemed, one OP Unit is equal to one share of the Company’s common stock, or cash equal to the fair value of a share of the Company’s common stock at the time of redemption. When an OP Unit holder redeems an OP Unit, non-controlling interests in the operating partnership is reduced and the Company’s equity is increased. As of March 31, 2026, the non-controlling interest OP Unit holders owned 8,385,951 OP Units.
Accumulated Other Comprehensive Income/(Loss)
The following table sets forth the changes in accumulated other comprehensive income/(loss) related to the Company's real estate securities, available for sale, measured at fair value for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	For The Three Months Ended
	March 31, 2026	March 31, 2025
Balance, Beginning of Period	$(284)	$79
Other comprehensive income/(loss)	(772)	(397)
Reclassification adjustment for amounts included in net income/(loss)	—	—
Balance, End of Period	$(1,056)	$(318)

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 16 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans, Held for Investment
As of March 31, 2026, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	March 31, 2026	December 31, 2025
2026	$49,054	$77,167
2027	140,504	132,465
2028	179,868	195,100
2029	11,294	9,147
2030 and beyond	—	—
Total	$380,720	$413,879
The borrowers are generally required to meet or maintain certain metrics in order to qualify for the unfunded commitment amounts.
Unfunded Commitments Under Commercial Mortgage Loans, Held for Sale
Commitments to extend credit by the Company are generally agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Occasionally, the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. As of March 31, 2026, the Company had $115.5 million and $536.2 million of unfunded commitments to fund loans and sell loans, net, respectively.
Mortgage Impairment Insurance
As of March 31, 2026, the Company carried mortgage impairment and mortgagees’ errors and omissions insurance each with a limit of $50 million. Mortgage impairment insurance provides the Company with hazard insurance coverage for mortgage loan collateral in the event of a catastrophe for which the borrowers insurance does not provide sufficient coverage to protect the Company from loss on loans originated under the Fannie Mae DUS program.
Mortgage Bankers Bond
As of March 31, 2026, the Company carried a mortgage bankers bond, combining the fidelity bond and mortgagees errors and omissions insurance, with a limit of $60 million.
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
Litigation and Regulatory Proceedings
Except as set forth below, the Company is not presently named as a defendant in any material litigation arising outside the ordinary course of business. However, the Company is involved in routine litigation arising in the ordinary course of business, none of which the Company believes, individually or in the aggregate, will have a material impact on the Company’s financial condition, operating results or cash flows.
On February 26, 2026, the Company and certain of its officers were named as defendants in a putative securities class action complaint filed in the United States District Court for the Eastern District of New York (the “Court”).  The complaint, captioned Robert Moses v. Franklin BSP Realty Trust, Inc., et al., asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company believes the action is without merit and intends to vigorously defend itself. The Company believes this action will not have a material impact on its financial condition, operating results or cash flows.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 17 - Servicing Revenue
The components of servicing revenue are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Servicing and ancillary fees	$12,693	$—
Interest on escrows	6,858	—
MSR payoffs	(1,517)	—
MSR amortization	(10,085)	—
MSR impairment reversal	2,601	—
Total servicing revenue, net	$10,550	$—

As of March 31, 2026 and December 31, 2025, the weighted average servicing fee was 8.8 basis points and 9.2 basis points, respectively. At March 31, 2026 and December 31, 2025, total escrow and reserve balances were approximately $1.2 billion and $921 million, respectively, none of which are included in our consolidated balance sheets. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn placement fees on the total escrow deposits, which is generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Placement fees earned on total escrows, net of interest paid to the borrower, is included as a component of servicing revenue, net in the consolidated statements of income as noted in the table above.

Product type concentrations that impact our servicing revenue are as follows ($ in millions):

Product Type Considerations
	March 31, 2026			December 31, 2025
	UPB	% of Total	Effective Earnings Rate	UPB	% of Total	Effective Earnings Rate
Fannie Mae	$7,937	14%	0.10%	$7,860	16%	0.21%
Ginnie Mae	5,205	9%	0.08%	5,125	11%	0.17%
Freddie Mac	8,877	15%	0.03%	8,649	18%	0.08%
Bridge	422	1%	0.02%	836	2%	0.08%
Affordable	448	1%	0.03%	425	1%	0.13%
Benefit Street Partners(1)	10,025	17%	0.03%	—	—%	—%
Private Label	25,216	43%	0.01%	24,951	52%	0.02%
Total/Weighted Average	$58,130	100%	0.04%	$47,846	100%	0.07%
________________________
(1) Represents the bridge book serviced for the Company's affiliates, including $4.9 billion of the $10.0 billion serviced for a wholly owned subsidiary; related revenue is eliminated in consolidation.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Geographic concentrations that impact our servicing revenue are as follows:

Geographic Considerations
	March 31, 2026	December 31, 2025
	% of Total	% of Total
New York	14.8%	15.2%
Texas	10.4%	11.0%
Maryland	7.5%	8.5%
California	7.5%	7.2%
Virginia	6.3%	5.8%
Florida	5.4%	5.7%
New Jersey	5.1%	5.4%
Other(3)	43.0%	41.2%
Total	100.0%	100.0%
________________________
(3) No other individual state represented 5% or more of the total.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three and nine months ended March 31, 2026 and 2025 and the associated payable as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	Three Months Ended March 31,		(Payable)/Receivable as of
	2026	2025	March 31, 2026	December 31, 2025
Acquisition expenses(1)	$171	$299	$—	$—
Administrative services expenses	2,334	3,348	(2,334)	(3,556)
Asset management and subordinated performance fee	6,054	6,555	(6,054)	(6,594)
Other related party expenses(2)(3)	895	494	(2,311)	(2,275)
Referral Fee Income	200	—	200	371
________________________
(1) Total acquisition expenses paid during the three months ended March 31, 2026 and 2025 were $1.9 million and $1.6 million, respectively, of which $1.7 million and $1.3 million, were capitalized within the Commercial mortgage loans, held for investment and Real estate securities, available for sale, measured at fair value lines of the consolidated balance sheets.
(2) These are related to reimbursable costs incurred related to the increase in loan origination activities and are included in Other expenses in the Company's consolidated statements of operations.
(3) As of March 31, 2026 and December 31, 2025, the related party payables included (i) $1.2 million and $1.8 million, respectively, of payments made by the Advisor to third party vendors on behalf of the Company (ii) $0.9 million and $0.2 million of fees per the fee arrangement agreement between the Advisor and the Company.
The payables as of March 31, 2026 and December 31, 2025, in the table above are included in Due to affiliates on the Company's consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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
Pursuant to the Company's 2021 Incentive Plan, in the first quarter of 2026 the Company issued awards of restricted stock units to its officers and certain other personnel of the Advisor who provide services to the Company under the Advisory Agreement.
As of March 31, 2026 and December 31, 2025, our commercial mortgage loans, held for investment, included an aggregate of $37.1 million and $37.1 million, respectively, carrying value of loans to affiliates of our Advisor. For the three months ended, March 31, 2026 and 2025, the Company recognized $0.6 million and $0.7 million, respectively, of interest income from these loans in the Company's consolidated statement of operations.
In the second quarter of 2022, the Company fully funded a $149.7 million first mortgage consisting of the Walgreens Portfolio: 24 retail properties with various locations throughout the United States. The Company entered into a joint venture agreement and formed the Walgreens JV to acquire 75.618% ownership interest in the Walgreens Portfolio, while the affiliated fund has 24.242% interest. The Company sold the final property within the Walgreens Portfolio during the first quarter of 2026. Refer to Note 8 - Real Estate Owned for further details.
On March 18, 2026, the Company, an affiliate of the Company and an unrelated third party entered into the Zelda PG JV Holdco LLC (the "Gardena JV") to acquire $44.0 million industrial property for warehousing and distribution located in Gardena, California. The Company has a 27.95% interest in the Gardena JV while the affiliated fund and the unrelated third party have 62.05% and 10.00% interest, respectively.
For the three months ended March 31, 2026, the Company through its Agency Business segment earned $0.8 million of servicing fee income from loans owned by its affiliates.
In the first quarter of 2026, the Company purchased 11 loans from an affiliate entity managed by the Advisor, with an aggregate principal balance of $124.7 million and accrued interest of $0.4 million. The Company assumed $99.6 million of debt on repurchase agreements as part of this transaction. As part of these transactions, the exit fees were transferred from the seller to the Company.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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
March 31, 2026
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no material transfers between levels within the fair value hierarchy during the periods ended March 31, 2026 and December 31, 2025.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of March 31, 2026 and December 31, 2025 (dollars in thousands).

	March 31, 2026
	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$178,712	$—	$178,712	$—
Commercial mortgage loans, held for sale, measured at fair value - non-Agency	175,750	—	—	175,750
Treasury Notes	963	963	—	—
Options	235	235	—	—
Commercial mortgage loans, held for sale, measured at fair value - Agency	247,281	—	—	247,281
Loan commitments	11,905	—	—	11,905
Forward sale commitments	5,290	—	—	5,290
Total assets, at fair value	$620,136	$1,198	$178,712	$440,226

Liabilities, at fair value
Credit default swaps	$1,680	$—	$1,680	$—
Forward sale commitments	3,797	—	—	3,797
Total liabilities, at fair value	$5,477	$—	$1,680	$3,797

	December 31, 2025
	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$151,662	$—	$151,662	$—
Commercial mortgage loans, held for sale, measured at fair value - non-Agency	29,500	—	—	29,500
Commercial mortgage loans, held for sale, measured at fair value - Agency	331,218	—	—	331,218
Loan commitments	10,518	—	—	10,518
Forward sale commitments	797	—	—	797
Total assets, at fair value	$523,695	$—	$151,662	$372,033

Liabilities, at fair value
Treasury notes	$28	$28	$—	$—
Credit default swaps	714	—	714	—
Forward sale commitments	6,209	—	—	6,209
Total liabilities, at fair value	$6,951	$28	$714	$6,209

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of March 31, 2026 and December 31, 2025 (dollars in thousands).

	March 31, 2026
Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs(1)	Weighted Average	Range
Commercial mortgage loans, held for sale, measured at fair value - Non-Agency	$175,750	Discounted Cash Flow	Discount rate	6.76%	6.35% - 7.05%
Commercial mortgage loans, held for sale, measured at fair value - Agency	$247,281	Discounted Cash Flow	Discount rate	4.95%	3.80% - 6.30%
Loan commitments and forward sale commitments, net	$13,398	Discounted Cash Flow	Discount rate	4.95%	3.80% - 6.30%
	December 31, 2025
Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs(1)	Weighted Average	Range
Commercial mortgage loans, held for sale, measured at fair value - Non-Agency	$29,500	Discounted Cash Flow	Yield	6.56%	6.42% - 7.25%
Commercial mortgage loans, held for sale, measured at fair value - Agency	331,218	Discounted Cash Flow	Discount rate	4.81%	4.07% - 6.28%
Loan commitments and forward sale commitments	5,106	Discounted Cash Flow	Discount rate	4.81%	4.07% - 6.28%
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
Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets. The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	March 31, 2026
	Commercial mortgage loans, held for sale, measured at fair value - Non-Agency	Commercial mortgage loans, held for sale, measured at fair value - Agency	Loan Commitments	Forward Sale Commitments
Beginning balance, January 1, 2026	$29,500	$331,218	$10,518	$(5,413)
Transfers into Level III	—	—	—	—
Originations	251,250	584,746	10,100	6,906
Sales/paydowns	(109,344)	(668,683)	(8,713)
Realized and unrealized gain/(loss) included in earnings	4,344	—	—	—
Transfers out of Level III(1)	—	—	—	—
Ending Balance, March 31, 2026	$175,750	$247,281	$11,905	$1,493
________________________
(1) There were no transfers in or out of Level III as of March 31, 2026.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

	December 31, 2025
	Commercial mortgage loans, held for sale, measured at fair value - Non-Agency	Commercial mortgage loans, held for sale, measured at fair value - Agency	Loan Commitments	Forward Sale Commitments
Beginning balance, January 1, 2025	$87,270	$—	$—	$—
Transfers into Level III	—	422,011	4,268	—
Originations	411,650	3,225,586	32,961	(5,413)
Sales/paydowns	(487,529)	(3,316,379)	(26,711)	—
Realized and unrealized gain/(loss) included in earnings	18,109	—	—	—
Transfers out of Level III(1)	—	—	—	—
Ending Balance, December 31, 2025	$29,500	$331,218	$10,518	$(5,413)
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
The Company determined the fair value of its three multifamily properties and one office property, obtained through foreclosure or deed-in-lieu of foreclosure, based on a combination of the market approach and the income approach.
The significant unobservable input used for the income approach is the exit capitalization rate assumptions, which ranged from 5.00% - 9.50%. The significant unobservable input used for the market approach is the estimated fair value less cost to sell based on a negotiated price from an anticipated buyer.
As of March 31, 2026, the Company's Real estate owned, held for sale assets and liabilities, had a fair value of $192.7 million, net, that represented three multifamily properties and one office property. As of December 31, 2025, the Company's real estate owned, held for sale assets and liabilities had a fair value of $198.9 million, net, representing the one remaining retail property in the Walgreens Portfolio, four multifamily properties and one office property.
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
March 31, 2026
(Unaudited)

Financial Instruments Not Measured at Fair Value
The Company's financial assets and liabilities that are not reported at fair value in the consolidated balance sheets are reported below as of March 31, 2026 and December 31, 2025 (dollars in thousands):

		March 31, 2026			December 31, 2025
		Level	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value
Commercial mortgage loans, held for investment(1)	Asset	III	$4,596,001	$4,578,458	III	$4,421,436	$4,411,871
Pledged investment securities	Asset	I	21,958	22,619	I	20,483	21,175
Collateralized loan obligations(2)	Liability	II	2,637,338	2,654,143	II	2,735,582	2,757,931
Mortgage note payable	Liability	III	23,998	23,998	III	23,998	23,998
Other financings	Liability	III	12,865	12,865	III	12,865	12,865
Unsecured debt	Liability	III	185,693	171,500	III	185,466	178,900
Mortgage servicing rights, net	Asset	III	211,854	231,045	III	212,216	213,572
________________________
(1) The carrying value is gross of $49.2 million and $38.3 million of allowance for credit losses as of March 31, 2026 and December 31, 2025, respectively.
(2) Depending upon the significance of the fair value inputs utilized in determining these fair values, our collateralized loan obligations are classified as either Level II or Level III of the fair value hierarchy.
Repurchase agreements - commercial mortgage loans of $1.5 billion and $1.1 billion as of March 31, 2026 and December 31, 2025, respectively, and repurchase agreements - real estate securities of $212.2 million and $187.4 million as of March 31, 2026 and December 31, 2025, respectively, are not carried at fair value and do not include accrued interest expense, which are presented in Note 12 – Debt. For these instruments, carrying value generally approximates fair value and are classified as Level III.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 20 - Derivative Instruments
The Company uses derivative instruments primarily to manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following derivative instruments were outstanding as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026			December 31, 2025
		Fair Value			Fair Value
Contract type	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Credit default swaps	$95,000	$—	$1,680	$31,500	$—	$714
Options	—	235	—	—	—	—
Treasury note futures	133,000	963	—	19,600	—	28
Total	$228,000	$1,198	$1,680	$51,100	$—	$742
The following tables indicate the net realized and unrealized gains and losses on derivatives, by primary underlying risk exposure, as included in the consolidated statements of operations for the three and nine months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
Contract type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Realized Gain/(Loss)
Credit default swaps	$378	$309	$(62)	$15
Options	(91)	393	(83)	(100)
Treasury note futures	999	(134)	(911)	1,023
Total	$1,286	$568	$(1,056)	$938

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
March 31, 2026
(Unaudited)

Note 21 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting, and a net presentation of the Company's derivative instruments and repurchase agreements as of March 31, 2026 and December 31, 2025 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets(1)	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral(2)	Net Amount
March 31, 2026
Derivative instruments, at fair value	$1,198	$1,198	$—	$—	$—	$—
December 31, 2025
Derivative instruments, at fair value	$—	$—	$—	$—	$—	$—

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral(2)	Net Amount
March 31, 2026
Repurchase agreements - commercial mortgage loans	$1,495,300	$—	$1,495,300	$1,495,300	$—	$—
Repurchase agreements - real estate securities	212,168	—	212,168	212,168	—	—
Derivative instruments, at fair value	1,680	1,198	482	—	482	—
December 31, 2025
Repurchase agreements - commercial mortgage loans	$1,087,087	$—	$1,087,087	$1,087,087	$—	$—
Repurchase agreements - real estate securities	187,371	—	187,371	187,371	—	—
Derivative instruments, at fair value	742	—	742	—	742	—
________________________
(1) As of March 31, 2026, there were no assets which were presented gross within the scope of ASC 210-20, Balance Sheet — Offsetting.
(2) Included in Restricted cash in the Company's consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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
The segments are based on financial information presented to the Chief Executive Officer, President of Commercial Real Estate, and the Chief Financial Officer / Chief Operating Officer of the Company, who are determined to jointly be the Chief Operating Decision Maker (“CODM”). The CODM oversees activities and operations of the business, which includes assessing performance, liquidity, and profit or loss on each operating segment. Profit or loss on segment operations is measured by net income/(loss) included in the consolidated statements of operations. The CODM uses net income/(loss) to measure return on equity to assess the liquidity associated with equity that is allocated to each business based on the Company’s investment objectives and strategies.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

The following table represents the Company's operations by segment for the three months ended March 31, 2026 and 2025 (dollars in thousands):

Three Months Ended March 31, 2026	Total	Real Estate Debt and Other Real Estate Investments	Agency Business	Conduit	Real Estate Owned
Interest income	$92,249	$85,339	$2,274	$3,822	$814
Mortgage servicing rights	6,742	—	6,742	—	—
Servicing revenue	10,550	373	10,177	—	—
Revenue from real estate owned	6,882	—	30	—	6,852
Interest expense	(65,230)	(58,681)	(2,899)	(1,737)	(1,913)
Compensation and benefits	(22,824)	—	(22,824)	—	—
Administrative services expenses	(2,334)	(1,372)	(57)	(905)	—
Depreciation and amortization	(3,420)	—	(2,111)	—	(1,309)
Operating expenses	(26,713)	(9,618)	(9,424)	(1,943)	(5,728)
Other segment items(1)(2)	16,390	(14,806)	20,893	4,967	5,336
Net income/(loss)	12,292	1,235	2,801	4,204	4,052
Total assets as of March 31, 2026	6,301,001	4,953,848	760,086	198,047	389,020
Three Months Ended March 31, 2025
Interest income	$113,908	$111,765	$—	$1,542	$601
Mortgage servicing rights	—	—	—	—	—
Servicing revenue	—	—	—	—	—
Revenue from real estate owned	6,797	—	—	—	6,797
Interest expense	(70,593)	(69,934)	—	(213)	(446)
Compensation and benefits	—	—	—	—	—
Administrative services expenses	(3,348)	(2,119)	—	(1,229)	—
Depreciation and amortization	(1,380)	—	—	—	(1,380)
Operating expenses	(23,366)	(12,898)	—	(1,467)	(9,001)
Other segment items(1)(2)	1,687	24	—	4,207	(2,544)
Net income/(loss)	23,705	26,838	—	2,840	(5,973)
Total assets as of December 31, 2025	6,057,250	4,797,877	857,562	33,015	368,796
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 23 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q. The following activity took place subsequent to the quarter ended March 31, 2026:
On April 1, 2026, the Company sold a real estate owned, held for sale property located in Raleigh, NC for a sale price of $76.6 million, excluding transaction costs. The Company's carrying value in the property immediately prior to the sale was $75.7 million. The sale was financed with a loan originated by the Company.
On April 15, 2026, a consolidated subsidiary of the Company, BSPRT 2026-FL13 Issuer, LLC, closed an approximately $880.4 million commercial real estate mortgage securitization transaction, and sold approximately $778.1 million of the securitization’s notes in a private placement.
On April 28, 2026, the Company’s board of directors reauthorized the Company's share repurchase program to provide $50.0 million available for share repurchases through December 31, 2026.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Franklin BSP Realty Trust, Inc. the notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q, as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the "SEC") on February 25, 2026.
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
Our forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements, and thus our investors should not place undue reliance on these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as such factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. These factors include:
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
•our ability to maintain our qualification as a real estate investment trust ("REIT") for U.S. federal income tax purposes; and
•other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025.

Overview
The Company is a Maryland corporation and has made tax elections to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes since 2013. Substantially all of our business is conducted through the OP, a Delaware limited liability company. We are the managing member of the OP and directly or indirectly held 90% of the common units of membership interests in the OP ("OP Units") as of March 31, 2026.
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
As of March 31, 2026, we have 243 employees, all of which are employees of NewPoint.

Book Value Per Share
The following table calculates our book value per share as of March 31, 2026 and December 31, 2025 (in thousands, except share and per share amounts):

	March 31, 2026	December 31, 2025
Stockholders' equity applicable to common stock	$1,132,725	$1,182,788
Shares:
Common stock	76,902,793	80,843,557
Restricted stock and restricted stock units	1,630,921	1,435,383
Total outstanding shares	78,533,714	82,278,940
Book value per share(1)	$14.42	$14.38
The following table calculates our fully-converted book value per share as of March 31, 2026 and December 31, 2025 (in thousands, except share and per share amounts):

	March 31, 2026	December 31, 2025
Stockholders' equity applicable to convertible common stock	$1,308,242	$1,359,363
Shares:
Common stock	76,902,793	80,843,557
Restricted stock and restricted stock units	1,630,921	1,435,383
Series H convertible preferred stock	5,370,498	5,370,498
Class A OP Units	8,385,951	8,385,951
Total outstanding shares	92,290,163	96,035,389
Fully-converted book value per share(2)(3)	$14.18	$14.15
________________________
(1) Book value per share includes unvested shares for restricted stock and restricted stock units.
(2) Fully-converted book value per share assumes conversion of the Company's Series H preferred stock, the redemption for Company common stock of the Class A OP Units of the OP held by third parties, and the vesting of the Company's unvested equity compensation awards.
(3) Excluding the impact of accumulated depreciation and amortization of real property of $18.5 million and $17.5 million as of March 31, 2026 and December 31, 2025, respectively, as well as including the impact of the fair value of our MSRs over their carrying value of $19.2 million as of March 31, 2026, would result in a fully converted book value per share of $14.58 and $14.34, respectively.

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
During the three months ended March 31, 2026, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Portfolio
As of March 31, 2026 and December 31, 2025, our portfolio consisted of 177 and 169 commercial mortgage loans, held for investment, respectively. The commercial mortgage loans, held for investment, net of allowance for credit losses, as of March 31, 2026 and December 31, 2025 had a total carrying value of $4,546.8 million and $4,383.1 million, respectively. As of March 31, 2026, our commercial mortgage loans, held for sale, measured at fair value, were comprised of five conduit loans and nine Agency loans, with a total fair value of $423.0 million. As of December 31, 2025, our commercial mortgage loans, held for sale, measured at fair value, were comprised of two conduit loans and 15 Agency loans, with a total fair value of $360.7 million. As of March 31, 2026 and December 31, 2025, we had $178.7 million and $151.7 million, respectively, of real estate securities, available for sale, measured at fair value. As of March 31, 2026 and December 31, 2025, our real estate owned, held for investment portfolio was composed of two properties with carrying values of $98.7 million and $99.3 million, respectively. As of March 31, 2026 and December 31, 2025, we had five and six positions classified as real estate owned, held for sale with combined carrying values of $192.7 million and $198.9 million, respectively. As of March 31, 2026 and December 31, 2025 our equity method investments consisted of five and four investments with carrying values of $98.6 million and $71.7 million, respectively.
As of both March 31, 2026 and December 31, 2025, we had seven loans (one secured by an office property and six secured by multifamily properties) designated as non-performing status with a total amortized cost of $308.9 million and $214.0 million, respectively. As of March 31, 2026 and December 31, 2025, three loans designated as non-performing and put on cost recovery status were determined to have a combined $16.3 million and $4.1 million specific allowance for credit losses, respectively.
As of March 31, 2026 and December 31, 2025 our commercial mortgage loans, held for investment, excluding commercial mortgage loans on non-performing status, had a weighted average coupon of 7.0% and 7.1%, respectively, and a weighted average remaining contractual maturity life of 1.1 years and 1.1 years, respectively.
As of March 31, 2026 and December 31, 2025, the Company had a total servicing portfolio consisting of 1,933 and 1,596 loans with an unpaid principal balance of $58.1 billion and $47.8 billion, respectively. As of March 31, 2026 and December 31, 2025, the Company owned Mortgage Servicing Rights (“MSRs”) of $211.9 million and $212.2 million, respectively. As of March 31, 2026 and December 31, 2025, the MSRs consisted of 1,045 and 1,042 loans with an unpaid principal balance of $22.0 billion and $21.6 billion, respectively.

The following charts summarize our commercial mortgage loans, held for investment, by coupon rate type, collateral type, geographical region and state as of March 31, 2026 and December 31, 2025:

Rate Type - March 31, 2026
9.7%
90.3%
Fixed
Floating

Rate Type - December 31, 2025

10.4%
89.6%
Fixed
Floating

Collateral Type - March 31, 2026
5.9%
3.0%
10.6%
1.2%
79.3%
Multifamily
Office
Hospitality
Industrial
Other

Collateral Type - December 31, 2025

7.0%
2.6%
11.6%
1.3%
77.5%
Multifamily
Office
Hospitality
Industrial
Other

An investments region classification is defined according to the below map based on the location of investments secured property.

Region - March 31, 2026
7.1%
3.0%
2.5%
2.8%
4.0%
8.3%
39.8%
32.5%
Southeast
Southwest
Mideast
Far West
Great Lakes
Rocky Mountain
New England
Various

Region - December 31, 2025
32.3%
41.4%
7.9%
5.4%
2.4%
1.7%
2.8%
6.1%
Southwest
Southeast
Mideast
Far West
Great Lakes
Rocky Mountain
New England
Various

State - March 31, 2026
2.3%
2.7%
7.1%
18.5%
5.2%
7.1%
15.0%
29.3%
12.8%
Texas
North Carolina
Florida
Georgia
New York
Various
South Carolina
Arizona
All Other

State - December 31, 2025
2.4%
2.8%
6.1%
18.5%
5.3%
6.9%
16.4%
29.0%
12.6%
Texas
North Carolina
Florida
Georgia
New York
Various
South Carolina
Arizona
All Other

The following charts show the par value by contractual maturity year for the commercial mortgage loans, held for investment in our portfolio as of March 31, 2026 and December 31, 2025:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of March 31, 2026 (dollars in thousands):

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4)(5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 1	5	Office	Georgia	21,797	19,803	12/17/2019	7/9/2027	1M SOFR Term + 2.25%	5.90%	64.9%
Senior Debt 2	3	Office	Texas	14,756	14,756	10/6/2020	10/9/2027	Adj. 1M SOFR Term + 4.50%	8.27%	47.9%
Senior Debt 3	2	Office	Michigan	20,559	20,559	10/14/2020	1/9/2027	7.13%	7.13%	66.0%
Senior Debt 4	4	Multifamily	Texas	32,871	32,871	3/5/2021	9/9/2028	1M SOFR Term + 4.10%	7.75%	78.2%
Senior Debt 5	2	Mixed Use	Washington	32,500	32,500	6/30/2021	4/9/2026	Adj. 1M SOFR Term + 3.70%	7.47%	69.7%
Senior Debt 6	4	Multifamily	Texas	73,922	73,921	3/31/2021	4/9/2026	1M SOFR Term + 2.20%	5.85%	72.6%
Senior Debt 7	3	Multifamily	Texas	19,100	19,100	4/22/2021	5/9/2029	Adj. 1M SOFR Term + 3.00%	6.77%	67.7%
Senior Debt 8	3	Multifamily	Texas	35,466	35,466	4/1/2021	4/9/2026	Adj. 1M SOFR Term + 2.95%	6.72%	71.7%
Senior Debt 9	3	Multifamily	Texas	33,130	33,130	9/20/2021	4/9/2026	Adj. 1M SOFR Term + 3.64%	7.41%	66.0%
Senior Debt 10	3	Multifamily	Georgia	9,339	9,339	9/22/2021	10/9/2026	Adj. 1M SOFR Term + 3.75%	7.52%	70.0%
Senior Debt 11	2	Multifamily	Texas	55,313	55,313	11/23/2021	4/9/2026	Adj. 1M SOFR Term + 3.10%	6.87%	67.2%
Senior Debt 12	5	Multifamily	Arizona	36,789	36,789	11/16/2021	12/9/2026	Adj. 1M SOFR Term + 2.00%	5.77%	72.0%
Senior Debt 13	2	Multifamily	Texas	55,348	55,348	12/10/2021	6/9/2026	Adj. 1M SOFR Term + 3.00%	6.77%	74.8%
Senior Debt 14	2	Multifamily	Kentucky	13,566	13,566	11/19/2021	6/9/2026	Adj. 1M SOFR Term + 2.75%	6.52%	62.4%
Senior Debt 15	2	Multifamily	Texas	29,050	29,050	12/16/2021	1/9/2027	1M SOFR Term + 3.20%	6.85%	74.2%
Senior Debt 16	5	Multifamily	North Carolina	80,247	79,774	12/15/2021	3/9/2027	4.25%	4.25%	76.1%
Senior Debt 17	2	Multifamily	North Carolina	22,500	22,500	12/17/2021	1/9/2027	1M SOFR Term + 3.10%	6.75%	72.7%
Senior Debt 18	3	Hospitality	North Carolina	9,794	9,794	1/19/2022	6/9/2026	1M SOFR Term + 5.30%	8.95%	68.2%
Senior Debt 19	3	Multifamily	Florida	77,250	77,250	2/10/2022	2/9/2027	1M SOFR Term + 3.20%	6.85%	74.5%
Senior Debt 20	2	Industrial	Arizona	54,044	54,044	3/15/2022	7/9/2026	1M SOFR Term + 3.50%	7.15%	70.1%
Senior Debt 21	2	Multifamily	Texas	37,071	37,071	3/14/2022	3/9/2028	7.00%	7.00%	74.1%
Senior Debt 22	4	Multifamily	Arizona	34,859	34,859	3/2/2022	3/9/2027	1M SOFR Term + 1.55%	5.20%	63.1%
Senior Debt 23	2	Multifamily	North Carolina	31,129	31,129	2/24/2022	3/9/2027	1M SOFR Term + 3.15%	6.80%	69.6%
Senior Debt 24	2	Multifamily	North Carolina	31,300	31,300	3/29/2022	4/10/2026	1M SOFR Term + 3.30%	6.95%	76.9%
Senior Debt 25	2	Hospitality	Georgia	49,458	49,458	3/30/2022	6/9/2026	1M SOFR Term + 4.90%	8.55%	61.1%
Senior Debt 26	3	Multifamily	Nevada	35,880	35,880	6/3/2022	11/9/2027	1M SOFR Term + 3.15%	6.80%	62.4%
Senior Debt 27	4	Multifamily	Virginia	56,543	56,543	4/29/2022	5/9/2026	1M SOFR Term + 3.95%	7.60%	73.2%
Senior Debt 28	4	Multifamily	Texas	30,556	30,556	10/21/2022	11/9/2026	6.50%	6.50%	70.9%
Senior Debt 29	3	Multifamily	North Carolina	57,306	57,306	8/23/2022	4/9/2026	1M SOFR Term + 6.70%	10.35%	46.5%
Senior Debt 30	2	Industrial	Florida	18,388	18,388	9/13/2022	9/9/2027	1M SOFR Term + 4.90%	8.55%	64.6%
Senior Debt 31	4	Multifamily	Texas	16,775	16,775	5/26/2022	6/9/2027	1M SOFR Term + 3.65%	7.30%	73.9%
Senior Debt 32	5	Multifamily	North Carolina	44,483	44,483	6/1/2022	6/9/2027	1M SOFR Term + 2.75%	6.40%	75.9%
Senior Debt 33	2	Multifamily	Georgia	64,250	64,250	6/14/2022	6/9/2027	1M SOFR Term + 3.45%	7.10%	71.6%
Senior Debt 34	3	Hospitality	District of Columbia	38,367	38,367	8/2/2022	8/9/2027	1M SOFR Term + 5.00%	8.65%	71.2%
Senior Debt 35	3	Multifamily	South Carolina	49,550	49,550	12/2/2022	12/9/2028	1M SOFR Term + 3.75%	7.40%	64.6%
Senior Debt 36	2	Hospitality	Various	94,047	93,949	2/9/2023	5/9/2028	1M SOFR Term + 4.00%	8.00%	53.6%
Senior Debt 37	2	Multifamily	Texas	14,750	14,733	6/28/2024	7/9/2029	1M SOFR Term + 2.80%	6.45%	71.5%
Senior Debt 38	3	Multifamily	District of Columbia	20,535	20,535	6/30/2023	7/9/2026	1M SOFR Term + 4.45%	8.10%	29.4%
Senior Debt 39	2	Manufactured Housing	Florida	24,784	24,784	7/28/2023	8/9/2028	1M SOFR Term + 4.25%	8.00%	43.2%
Senior Debt 40	2	Multifamily	New York	19,793	19,839	6/28/2023	7/9/2028	4.75%	4.75%	85.7%
Senior Debt 41	3	Multifamily	Texas	78,996	78,996	8/1/2023	8/9/2028	1M SOFR Term + 3.20%	6.85%	58.7%
Senior Debt 42	3	Hospitality	Georgia	18,086	18,068	8/17/2023	9/9/2028	1M SOFR Term + 4.85%	8.50%	53.5%
Senior Debt 43	2	Industrial	South Carolina	24,724	24,718	3/21/2024	10/9/2027	1M SOFR Term + 4.75%	9.50%	—%
Senior Debt 44	2	Multifamily	Texas	37,997	37,997	10/18/2023	5/9/2027	1M SOFR Term + 4.50%	9.00%	62.4%
Senior Debt 45	2	Hospitality	Florida	31,300	31,247	10/17/2023	11/9/2028	1M SOFR Term + 4.25%	8.59%	48.9%
Senior Debt 46	2	Multifamily	Texas	42,750	42,750	10/17/2023	11/9/2026	1M SOFR Term + 3.85%	7.50%	61.4%
Senior Debt 47	2	Multifamily	Texas	24,819	24,787	10/12/2023	10/9/2028	1M SOFR Term + 3.20%	6.85%	55.1%
Senior Debt 48	2	Multifamily	Texas	21,400	21,400	12/6/2023	12/9/2026	1M SOFR Term + 3.75%	8.50%	63.6%
Senior Debt 49	4	Multifamily	Texas	35,880	35,880	2/14/2024	2/9/2027	9.00%	9.00%	84.4%
Senior Debt 50	3	Hospitality	Colorado	32,750	32,698	2/5/2024	2/9/2029	1M SOFR Term + 4.50%	8.82%	41.6%
Senior Debt 51	2	Multifamily	Florida	27,634	27,520	2/12/2024	8/9/2028	1M SOFR Term + 5.50%	9.50%	—%
Senior Debt 52	3	Multifamily	Texas	79,515	79,515	2/16/2024	3/9/2029	1M SOFR Term + 3.65%	7.30%	53.3%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4)(5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 53	2	Multifamily	Florida	67,000	67,000	2/29/2024	3/9/2029	1M SOFR Term + 3.25%	7.25%	58.7%
Senior Debt 54	2	Industrial	North Carolina	75,000	74,936	3/7/2024	3/9/2029	1M SOFR Term + 2.70%	6.35%	58.6%
Senior Debt 55	2	Multifamily	Texas	23,118	23,051	3/7/2024	3/9/2029	1M SOFR Term + 3.75%	7.75%	57.2%
Senior Debt 56	2	Multifamily	Texas	40,000	39,989	4/24/2024	5/9/2028	1M SOFR Term + 2.95%	6.60%	70.4%
Senior Debt 57	2	Multifamily	Ohio	44,669	44,575	4/29/2024	5/9/2029	1M SOFR Term + 2.90%	6.55%	72.2%
Senior Debt 58	2	Multifamily	Texas	18,745	18,686	4/30/2024	5/9/2029	1M SOFR Term + 3.75%	7.75%	55.8%
Senior Debt 59	2	Multifamily	California	40,000	39,980	5/24/2024	6/9/2028	1M SOFR Term + 2.77%	6.42%	60.9%
Senior Debt 60	2	Multifamily	Connecticut	116,500	116,309	5/10/2024	5/9/2029	1M SOFR Term + 2.50%	6.15%	50.7%
Senior Debt 61	3	Hospitality	Florida	49,950	49,844	5/9/2024	6/9/2029	1M SOFR Term + 4.50%	8.15%	62.8%
Senior Debt 62	2	Hospitality	Various	27,882	27,891	6/6/2024	6/9/2029	1M SOFR Term + 4.43%	8.08%	44.6%
Senior Debt 63	2	Multifamily	Florida	9,422	9,396	6/3/2024	6/9/2029	1M SOFR Term + 2.95%	6.60%	56.0%
Senior Debt 64	2	Multifamily	Texas	23,980	23,915	6/7/2024	6/9/2029	1M SOFR Term + 2.85%	6.50%	64.5%
Senior Debt 65	2	Multifamily	Indiana	17,781	17,768	6/28/2024	7/9/2028	1M SOFR Term + 3.05%	6.70%	68.2%
Senior Debt 66	2	Retail	Wisconsin	1,986	1,987	6/20/2024	7/9/2026	5.50%	5.50%	73.0%
Senior Debt 67	2	Hospitality	Oregon	9,902	9,893	6/28/2024	7/9/2028	1M SOFR Term + 3.95%	7.60%	53.1%
Senior Debt 68	2	Multifamily	New Jersey	3,493	3,265	7/1/2024	7/9/2029	1M SOFR Term + 5.50%	9.55%	10.3%
Senior Debt 69	2	Multifamily	North Carolina	26,145	26,064	6/28/2024	7/9/2029	1M SOFR Term + 3.75%	7.75%	69.3%
Senior Debt 70	3	Hospitality	Texas	17,000	17,016	7/25/2024	8/9/2027	8.50%	8.50%	90.0%
Senior Debt 71	2	Multifamily	North Carolina	16,640	16,595	9/16/2024	10/9/2027	1M SOFR Term + 2.75%	6.75%	78.1%
Senior Debt 72	2	Multifamily	Tennessee	21,420	21,391	9/18/2024	10/9/2029	1M SOFR Term + 3.10%	6.75%	59.4%
Senior Debt 73	2	Multifamily	Florida	12,852	12,816	7/30/2024	8/9/2027	1M SOFR Term + 8.30%	12.05%	31.3%
Senior Debt 74	3	Multifamily	Florida	39,299	39,262	9/6/2024	9/9/2028	1M SOFR Term + 2.75%	6.40%	71.0%
Senior Debt 75	3	Multifamily	Florida	72,910	72,839	9/6/2024	9/9/2028	1M SOFR Term + 2.75%	6.40%	72.7%
Senior Debt 76	3	Multifamily	Florida	24,124	24,098	9/6/2024	9/9/2028	1M SOFR Term + 2.75%	6.40%	71.3%
Senior Debt 77	2	Multifamily	New York	16,045	16,045	8/7/2024	8/9/2029	1M SOFR Term + 5.25%	9.25%	53.6%
Senior Debt 78	3	Hospitality	Texas	14,130	14,116	8/9/2024	8/9/2028	1M SOFR Term + 4.00%	9.00%	63.7%
Senior Debt 79	2	Industrial	Texas	12,405	12,300	10/9/2024	10/9/2029	1M SOFR Term + 3.75%	7.40%	71.7%
Senior Debt 80	2	Multifamily	New York	20,588	20,548	11/22/2024	12/9/2027	1M SOFR Term + 4.15%	8.90%	29.2%
Senior Debt 81	2	Multifamily	Texas	18,523	18,470	11/12/2024	11/9/2029	1M SOFR Term + 2.95%	6.60%	66.9%
Senior Debt 82	2	Hospitality	Florida	18,608	18,529	11/6/2024	11/9/2029	1M SOFR Term + 4.75%	8.50%	75.8%
Senior Debt 83	2	Multifamily	New York	30,913	30,847	11/19/2024	12/9/2029	1M SOFR Term + 2.95%	6.60%	80.8%
Senior Debt 84	2	Multifamily	Florida	29,808	29,753	12/5/2024	12/9/2027	1M SOFR Term + 3.50%	7.15%	67.7%
Senior Debt 85	3	Multifamily	Georgia	53,973	53,887	11/1/2024	11/9/2029	1M SOFR Term + 2.95%	6.60%	71.1%
Senior Debt 86	2	Multifamily	Georgia	31,889	31,765	11/8/2024	11/9/2029	1M SOFR Term + 2.75%	6.40%	63.5%
Senior Debt 87	2	Multifamily	North Carolina	18,100	18,055	11/25/2024	12/9/2028	5.50%	5.50%	70.6%
Senior Debt 88	2	Multifamily	South Carolina	24,359	24,286	12/9/2024	12/9/2028	1M SOFR Term + 3.25%	6.90%	76.3%
Senior Debt 89	2	Multifamily	North Carolina	31,162	30,448	12/20/2024	1/9/2028	4.25%	4.25%	87.3%
Senior Debt 90	2	Hospitality	Texas	14,409	14,380	12/27/2024	1/9/2028	1M SOFR Term + 3.25%	6.90%	40.3%
Senior Debt 91	2	Multifamily	North Carolina	18,222	18,149	12/30/2024	1/9/2030	1M SOFR Term + 3.25%	7.00%	69.5%
Senior Debt 92	2	Multifamily	Tennessee	19,355	19,312	2/13/2025	2/9/2029	1M SOFR Term + 2.90%	6.55%	69.6%
Senior Debt 93	2	Multifamily	Texas	22,180	22,131	1/16/2025	2/9/2029	1M SOFR Term + 3.25%	6.90%	57.7%
Senior Debt 94	2	Multifamily	Texas	15,089	15,056	1/16/2025	2/9/2028	1M SOFR Term + 3.25%	6.90%	75.0%
Senior Debt 95	2	Multifamily	Florida	23,643	23,365	1/15/2025	2/9/2030	1M SOFR Term + 4.00%	7.65%	—%
Senior Debt 96	3	Multifamily	Texas	60,000	59,868	1/24/2025	2/9/2029	1M SOFR Term + 2.50%	6.15%	86.7%
Senior Debt 97	2	Hospitality	New York	49,620	49,620	1/10/2025	1/9/2029	1M SOFR Term + 3.41%	7.06%	48.4%
Senior Debt 98	2	Multifamily	Oklahoma	21,090	21,117	6/27/2025	7/9/2029	1M SOFR Term + 3.75%	7.50%	69.1%
Senior Debt 99	2	Multifamily	Texas	56,500	55,352	2/12/2025	2/9/2029	4.75%	4.75%	88.6%
Senior Debt 100	2	Multifamily	Texas	32,000	31,539	3/31/2025	4/9/2028	5.25%	5.25%	76.7%
Senior Debt 101	2	Multifamily	Texas	8,972	8,695	3/26/2025	10/9/2029	1M SOFR Term + 6.00%	10.00%	—%
Senior Debt 102	2	Multifamily	North Carolina	6,279	6,246	5/30/2025	6/9/2030	1M SOFR Term + 3.25%	6.90%	69.1%
Senior Debt 103	2	Industrial	Virginia	6,219	6,185	6/4/2025	6/9/2030	1M SOFR Term + 3.25%	6.90%	36.0%
Senior Debt 104	2	Multifamily	Texas	19,250	19,317	6/20/2025	1/9/2028	6.65%	6.65%	75.5%
Senior Debt 105	2	Multifamily	South Carolina	9,150	9,118	7/1/2025	7/9/2030	1M SOFR Term + 3.25%	6.90%	72.1%
Senior Debt 106	3	Multifamily	Texas	12,000	12,047	8/1/2025	8/9/2028	6.75%	6.75%	80.5%
Senior Debt 107	2	Multifamily	Florida	6,681	6,656	9/5/2025	9/9/2028	1M SOFR Term + 3.35%	7.00%	68.2%
Senior Debt 108	2	Multifamily	Tennessee	5,998	5,040	8/18/2025	9/9/2030	1M SOFR Term + 6.25%	9.90%	—%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4)(5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 109	2	Mixed Use	North Carolina	9,814	9,774	8/19/2025	9/9/2029	1M SOFR Term + 3.25%	6.90%	60.7%
Senior Debt 110(8)	2	Multifamily	Various	—	—	8/15/2025	2/9/2028	1M SOFR Term + 5.05%	—%	—%
Senior Debt 111	2	Multifamily	Texas	6,901	6,868	8/21/2025	9/9/2030	1M SOFR Term + 2.75%	6.40%	68.6%
Senior Debt 112	2	Multifamily	Florida	38,250	38,111	8/27/2025	9/9/2029	1M SOFR Term + 3.08%	6.73%	73.8%
Senior Debt 113	2	Multifamily	Various	41,395	41,231	9/16/2025	10/9/2029	1M SOFR Term + 2.90%	6.55%	72.8%
Senior Debt 114	2	Multifamily	Nevada	10,000	9,957	9/29/2025	10/9/2030	1M SOFR Term + 2.65%	6.30%	72.2%
Senior Debt 115	2	Multifamily	New Jersey	9,535	9,486	9/30/2025	10/9/2029	1M SOFR Term + 6.05%	10.05%	69.3%
Senior Debt 116	2	Industrial	Georgia	10,806	10,732	10/29/2025	11/9/2030	1M SOFR Term + 4.00%	7.65%	56.1%
Senior Debt 117	2	Multifamily	New York	6,191	6,166	11/14/2025	11/9/2030	1M SOFR Term + 2.72%	6.37%	56.5%
Senior Debt 118	2	Multifamily	North Carolina	17,770	17,664	11/7/2025	11/9/2030	1M SOFR Term + 2.25%	5.90%	73.7%
Senior Debt 119	2	Multifamily	Ohio	20,658	20,618	10/22/2025	11/9/2028	1M SOFR Term + 2.52%	6.17%	66.2%
Senior Debt 120	2	Multifamily	Ohio	15,980	15,955	10/22/2025	11/9/2028	1M SOFR Term + 2.50%	6.15%	66.0%
Senior Debt 121	2	Multifamily	Georgia	37,500	37,446	10/29/2025	11/9/2030	1M SOFR Term + 2.50%	6.15%	72.9%
Senior Debt 122	2	Multifamily	Various	92,500	92,375	10/28/2025	11/9/2030	1M SOFR Term + 2.30%	5.95%	72.1%
Senior Debt 123	2	Multifamily	Texas	16,894	16,856	11/12/2025	11/9/2030	1M SOFR Term + 2.73%	6.38%	63.6%
Senior Debt 124	2	Multifamily	Texas	7,388	7,358	10/31/2025	11/9/2030	1M SOFR Term + 2.55%	6.20%	65.8%
Senior Debt 125	2	Senior Housing	New York	8,628	8,576	11/7/2025	12/9/2029	1M SOFR Term + 4.25%	7.90%	69.0%
Senior Debt 126	2	Multifamily	Texas	11,000	11,047	11/13/2025	11/9/2028	6.75%	6.75%	90.9%
Senior Debt 127	2	Multifamily	Colorado	7,755	7,720	12/3/2025	12/9/2030	1M SOFR Term + 2.60%	6.25%	61.2%
Senior Debt 128	2	Multifamily	Texas	22,000	21,949	11/14/2025	12/9/2030	1M SOFR Term + 2.47%	6.12%	56.6%
Senior Debt 129	2	Multifamily	Texas	11,432	11,380	11/21/2025	12/9/2028	1M SOFR Term + 3.75%	7.40%	81.2%
Senior Debt 130	2	Multifamily	New York	45,256	45,062	12/1/2025	12/9/2030	1M SOFR Term + 2.00%	5.65%	57.5%
Senior Debt 131	2	Multifamily	Florida	8,400	8,361	12/3/2025	12/9/2030	1M SOFR Term + 3.25%	6.90%	65.1%
Senior Debt 132	2	Multifamily	New York	14,250	14,218	11/21/2025	12/9/2029	1M SOFR Term + 2.95%	6.60%	70.1%
Senior Debt 133	2	Multifamily	Colorado	50,900	50,750	11/25/2025	12/9/2030	1M SOFR Term + 2.30%	5.95%	67.7%
Senior Debt 134	2	Multifamily	Florida	26,500	26,419	11/20/2025	12/9/2030	1M SOFR Term + 2.50%	6.15%	70.4%
Senior Debt 135	2	Industrial	Florida	5,987	5,944	12/29/2025	1/9/2031	1M SOFR Term + 3.15%	6.80%	62.8%
Senior Debt 136	2	Multifamily	Georgia	18,000	17,918	11/21/2025	12/9/2028	1M SOFR Term + 2.25%	5.90%	72.7%
Senior Debt 137	2	Multifamily	North Carolina	7,002	6,964	12/30/2025	1/9/2031	1M SOFR Term + 4.00%	7.65%	74.6%
Senior Debt 138	2	Multifamily	Texas	12,147	12,111	11/20/2025	12/9/2030	1M SOFR Term + 2.85%	6.50%	56.1%
Senior Debt 139	2	Multifamily	Nevada	23,394	23,295	11/25/2025	12/9/2030	1M SOFR Term + 2.85%	6.50%	76.2%
Senior Debt 140	2	Industrial	Illinois	7,041	7,002	12/8/2025	12/9/2030	1M SOFR Term + 2.80%	6.45%	45.5%
Senior Debt 141	2	Healthcare	Various	20,872	20,777	12/1/2025	12/9/2029	1M SOFR Term + 3.75%	7.40%	76.1%
Senior Debt 142	2	Multifamily	Nevada	15,588	15,520	12/16/2025	1/9/2031	1M SOFR Term + 2.90%	6.55%	70.7%
Senior Debt 143	2	Industrial	California	6,057	6,015	12/19/2025	1/9/2030	1M SOFR Term + 3.55%	7.20%	50.1%
Senior Debt 144	2	Industrial	Texas	9,138	9,073	12/19/2025	1/9/2031	1M SOFR Term + 3.00%	6.65%	56.2%
Senior Debt 145	2	Senior Housing	New York	10,000	9,956	12/19/2025	1/9/2029	1M SOFR Term + 3.50%	7.15%	68.4%
Senior Debt 146	2	Industrial	Various	25,000	24,890	12/23/2025	1/9/2031	1M SOFR Term + 2.93%	6.58%	60.8%
Senior Debt 147	2	Hospitality	Florida	7,500	7,465	12/19/2025	1/9/2031	1M SOFR Term + 3.85%	7.50%	64.8%
Senior Debt 148	2	Industrial	Texas	5,328	5,282	12/16/2025	1/9/2031	1M SOFR Term + 3.50%	7.15%	65.4%
Senior Debt 149	2	Healthcare	Massachusetts	7,625	7,583	12/29/2025	1/9/2029	1M SOFR Term + 4.70%	8.35%	62.3%
Senior Debt 150	2	Multifamily	North Carolina	6,424	6,384	12/30/2025	1/9/2031	1M SOFR Term + 3.45%	7.10%	71.3%
Senior Debt 151	2	Multifamily	North Carolina	51,500	51,518	1/6/2026	4/6/2027	1M SOFR Term + 2.64%	6.29%	83.3%
Senior Debt 152	2	Multifamily	Texas	32,000	32,152	1/6/2026	12/6/2028	1M SOFR Term + 3.15%	6.80%	79.0%
Senior Debt 153	2	Multifamily	Florida	73,200	72,849	2/9/2026	2/9/2031	1M SOFR Term + 3.50%	7.15%	62.9%
Senior Debt 154	2	Industrial	Massachusetts	12,774	12,690	2/26/2026	3/9/2031	1M SOFR Term + 3.05%	6.70%	66.7%
Senior Debt 155	2	Multifamily	Colorado	15,150	15,075	2/27/2026	3/6/2031	6.18%	6.18%	67.0%
Senior Debt 156	2	Healthcare	Various	24,896	24,773	3/12/2026	4/9/2029	1M SOFR Term + 3.70%	7.35%	80.0%
Senior Debt 157	2	Multifamily	California	8,620	8,573	3/4/2026	3/9/2029	1M SOFR Term + 2.75%	6.40%	68.8%
Senior Debt 158	2	Multifamily	North Carolina	11,983	11,924	3/11/2026	3/9/2030	1M SOFR Term + 2.80%	6.45%	69.7%
Senior Debt 159	2	Multifamily	North Carolina	15,034	14,961	3/6/2026	3/9/2031	1M SOFR Term + 2.70%	6.35%	62.7%
Senior Debt 160	2	Multifamily	Utah	6,475	6,475	11/14/2025	11/9/2029	1M SOFR Term + 2.60%	6.25%	47.7%
Senior Debt 161	2	Multifamily	Texas	8,419	8,378	3/12/2026	3/9/2030	1M SOFR Term + 2.85%	6.50%	62.6%
Senior Debt 162	2	Multifamily	Texas	8,337	8,296	3/26/2026	10/9/2027	6.45%	6.45%	62.2%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4)(5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 163	2	Multifamily	Georgia	12,325	12,263	3/31/2026	4/9/2029	1M SOFR Term + 3.40%	7.05%	72.4%
Senior Debt 164	2	Multifamily	New Jersey	30,035	29,859	3/27/2026	4/9/2031	1M SOFR Term + 2.60%	6.25%	54.9%
Senior Debt 165	2	Multifamily	Pennsylvania	15,374	15,297	3/26/2026	4/9/2030	1M SOFR Term + 1.00%	6.25%	76.9%
Senior Debt 166	2	Multifamily	Texas	17,450	17,363	3/27/2026	4/9/2031	1M SOFR Term + 2.60%	6.25%	66.4%
Mezzanine Loan 1	3	Multifamily	District of Columbia	11,700	11,700	6/30/2023	7/9/2026	1M SOFR Term + 4.45%	8.10%	45.2%
Mezzanine Loan 2	2	Multifamily	California	4,000	3,998	5/24/2024	6/9/2028	1M SOFR Term + 3.67%	7.32%	60.9%
Mezzanine Loan 3	2	Multifamily	New Jersey	14,019	13,907	7/1/2024	7/9/2029	1M SOFR Term + 11.90%	15.95%	10.3%
Mezzanine Loan 4	2	Multifamily	New York	1,870	1,870	8/7/2024	8/9/2029	1M SOFR Term + 12.75%	16.75%	59.6%
Mezzanine Loan 5	2	Multifamily	New York	1,862	1,858	11/19/2024	12/9/2029	1M SOFR Term + 8.23%	11.88%	85.6%
Mezzanine Loan 6	2	Hospitality	Texas	1,417	1,413	12/27/2024	1/9/2028	1M SOFR Term + 10.51%	14.16%	44.3%
Mezzanine Loan 7	2	Hospitality	New York	6,202	6,202	1/10/2025	1/9/2029	1M SOFR Term + 11.00%	14.65%	4.3%
Mezzanine Loan 8	2	Multifamily	Texas	1,732	1,676	3/26/2025	10/9/2029	1M SOFR Term + 15.25%	19.25%	—%
Mezzanine Loan 9	2	Multifamily	Tennessee	1,300	886	8/18/2025	9/9/2030	1M SOFR Term + 13.33%	16.99%	—%
Mezzanine Loan 10	2	Multifamily	New York	6,116	6,090	12/1/2025	12/9/2030	1M SOFR Term + 4.52%	8.17%	65.3%
Mezzanine Loan 11	2	Multifamily	New York	688	685	11/14/2025	11/9/2030	1M SOFR Term + 7.02%	10.67%	62.8%
Total/Weighted Average				$4,609,278	$4,596,001				7.00%	64.8%
________________________
(1) For a discussion of risk ratings, see Note 4 - Commercial Mortgage Loans in our Consolidated Financial Statements included in this Form 10-Q.
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
(8) Commitment on the loan was unfunded as of March 31, 2026.
The following table shows selected data from our commercial mortgage loans, held for sale, measured at fair value as of March 31, 2026 (dollars in thousands):

Type	Investment Type	State	Fair Value	Interest Rate	Effective Yield
TRS Conduit Debt 1	Non-Agency	Pennsylvania	24,500	6.42%	6.42%
TRS Conduit Debt 2	Non-Agency	Texas	24,750	6.39%	6.39%
TRS Conduit Debt 3	Non-Agency	New York	10,500	6.56%	6.56%
TRS Conduit Debt 4	Non-Agency	Florida	32,000	6.62%	6.62%
TRS Conduit Debt 5	Non-Agency	New York	84,000	7.05%	7.05%
Fannie Mae(2)	Agency Loan	Various	35,849	5.06%	5.06%
Freddie Mac(2)	Agency Loan	Various	154,633	4.90%	4.90%
Ginnie Mae(2)	Agency Loan	Various	56,799	5.42%	5.42%
Total/Weighted Average			$423,031	5.76%	5.76%
________________________
(1) LTV represents the ratio of the loan amount to the appraised value of the property at the time of origination.
(2) Interest rates and effective yields represent weighted averages.

The following table shows selected data from our real estate owned assets in our portfolio as of March 31, 2026 (dollars in thousands):

Type	Location	Property Type	Carrying Value	Undepreciated / Unamortized Value	Accounting Classification
REO 1(1)	Jeffersonville, GA	Industrial	116,500	139,816	Held for investment
REO 2	Portland, OR	Office	18,411	18,544	Held for investment
REO 3	Raleigh, NC	Multifamily	75,721	75,721	Held for sale
REO 4	Cleveland, OH	Multifamily	37,430	37,430	Held for sale
REO 5	Denver, CO	Office	16,954	16,954	Held for sale
REO 6	Austin, TX	Multifamily	34,968	34,968	Held for sale
REO 7	Fort Worth, TX	Multifamily	27,580	27,580	Held for sale
Total			$327,564	$351,013
________________________
(1) Includes intangible lease assets
The following table shows selected data from our equity method investments, in our portfolio as of March 31, 2026 (dollars in thousands):

Type	Investment Date	Primary Location(s)	Investment Type	Investment Amount
Equity Method Investment 1	December 2024	West New York, NJ	Mixed Use Property	$19,035
Equity Method Investment 2	May 2025	Commerce, CA	Industrial Property	12,872
Equity Method Investment 3	March 2026	Gardena, CA	Industrial Property	13,658
Equity Method Investment 4	July 2025	N/A	Multifamily Affordable Debt Lending	28,953
Equity Method Investment 5	July 2025	N/A	Multifamily Bridge Lending	24,108
Total				$98,626
The following table shows selected data from our real estate securities, measured at fair value as of March 31, 2026 (dollars in thousands):

Type	Interest Rate	Maturity	Par Value	Fair Value	Effective Yield
CMBS 1	1 month SOFR + 1.74%	6/15/2030	$5,190	$5,144	5.39%
CMBS 2	1 month SOFR + 2.94%	6/15/2030	17,490	17,467	6.59%
CMBS 3	1 month SOFR + 2.95%	10/15/2030	10,000	9,981	6.60%
CMBS 4	1 month SOFR + 2.14%	11/15/2030	5,775	5,757	5.80%
CMBS 5	1 month SOFR + 2.64%	11/15/2030	9,265	9,188	6.29%
CMBS 6	1 month SOFR + 2.35%	7/21/2043	30,659	30,579	6.00%
CMBS 7	1 month SOFR + 2.75%	7/21/2043	15,000	15,018	6.40%
CMBS 8	1 month SOFR + 2.90%	2/15/2043	17,456	17,398	6.55%
CMBS 9	1 month SOFR + 3.75%	2/15/2043	12,859	12,894	7.40%
CMBS 10	1 month SOFR + 2.94%	1/15/2030	22,309	22,268	6.59%
CMBS 11	1 month SOFR + 3.95%	6/15/2030	18,678	18,694	7.60%
CMBS 12	1 month SOFR + 3.00%	6/15/2030	14,370	14,324	6.65%
Total/Weighted Average			$179,051	$178,712	6.56%

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
Comparison of the Three months ended March 31, 2026 to the Three Months Ended March 31, 2025
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities, agency and conduit programs.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended
	March 31, 2026			March 31, 2025
	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)
Interest-earning assets:
Real estate debt	$4,475,335	$82,606	7.4%	$4,848,649	$108,487	8.9%
Agency debt	172,337	2,274	5.3%	—	—	—%
Real estate conduit	163,331	3,822	9.4%	55,173	1,460	10.6%
Real estate securities	168,064	2,732	6.5%	184,843	3,360	7.3%
Total	$4,979,067	$91,434	7.3%	$5,088,665	$113,307	8.9%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$1,209,052	$18,734	6.2%	$369,021	$7,530	8.2%
Other financing and loan participation - commercial mortgage loans	12,865	193	6.0%	12,865	193	6.0%
Repurchase agreements - real estate securities	201,343	2,308	4.6%	222,757	2,901	5.2%
Collateralized loan obligations	2,703,874	40,080	5.9%	3,410,547	58,303	6.8%
Unsecured debt	188,507	3,915	8.3%	81,407	1,666	8.2%
Total	$4,315,641	$65,230	6.0%	$4,096,597	$70,593	6.9%
Net interest income/spread		$26,204	1.3%		$42,714	2.0%
Average leverage %(6)	86.7%			80.5%
Weighted average levered yield(7)			15.8%			17.2%
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the three months ended March 31, 2026 and 2025, respectively.

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
Interest Income
Interest income for the three months ended March 31, 2026 and 2025 totaled $92.2 million and $113.9 million, respectively, a decrease of $21.7 million. The decrease was primarily due to an approximate 66 basis point decrease in daily average SOFR and SOFR equivalent rates, a decrease in spreads and a decrease of approximately $109.6 million in the average carrying balance of our interest earning assets. As of March 31, 2026, our portfolio consisted of (i) 177 commercial mortgage loans, held for investment, (ii) 14 commercial mortgage loans, held for sale, measured at fair value and (iii) twelve real estate securities, available for sale, measured at fair value. As of March 31, 2025, our portfolio consisted of (i) 152 commercial mortgage loans, held for investment, (ii) one commercial mortgage loan, held for sale, measured at fair value and (iii) ten real estate securities, available for sale, measured at fair value.
Interest Expense
Interest expense for the three months ended March 31, 2026 and 2025 was $65.2 million and $70.6 million, respectively, a decrease of $5.4 million. The decrease was primarily due to an approximate 66 basis point decrease in daily average SOFR and SOFR equivalent rates coupled with a decrease in spreads.
Gain/(Loss) on Sales, including fee-based services, net
Gain on sales, including fee-based services, net for the three months ended March 31, 2026 and 2025 was $21.3 million and $5.0 million, respectively, which was comprised of sales, including fee-based services, from our Agency Business and conduit segments.
Gain on sales, including fee-based services, net from our Agency Business segment for the three months ended March 31, 2026 was $16.5 million. This was due to Agency loans originated of $572.2 million and sales of $684.9 million. The Company did not have the Agency Business segment during the three months ended March 31, 2025.
Gain on sales, including fee-based services, net from our conduit segment for the three months ended March 31, 2026 and 2025 was $4.8 million and $5.0 million, respectively. During the three months ended March 31, 2026, the Company sold $105.0 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $109.3 million. This is compared to the sale of $106.5 million in principal amount of commercial real estate loans sold into the CMBS securitization market resulting in proceeds of $111.5 million for the three months ended March 31, 2025.
Mortgage Servicing Rights
Income from mortgage servicing rights for the three months ended March 31, 2026 was $6.7 million which related to the fair value of originated MSR loans rate locked under programs with Fannie Mae, Freddie Mac and HUD. The Company did not have income from mortgage servicing rights for the three months ended March 31, 2025.
Servicing Revenue
Servicing revenue for the three months ended March 31, 2026 was $10.6 million which related to $12.7 million of servicing fee income, $6.9 million in placement fees on borrower escrows and reserves and $2.6 million in MSR impairment recovery. This is offset by $11.6 million in reductions to the MSR for amortization and payoffs. The Company did not have servicing revenue for the three months ended March 31, 2025.
Gain/(Loss) on Derivatives
Gain on derivatives for the three months ended March 31, 2026 was $1.9 million, compared to a loss of $0.1 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, the gain was composed of a $1.3 million unrealized gain related to mark to market on credit default swaps, treasury note futures, and options, coupled with a $0.6 million realized gain primarily due to the termination and settlement of credit default swaps and options. This is compared to a $0.1 million loss for the three months ended March 31, 2025 composed primarily of a $1.0 million unrealized loss on mark to market on credit default swaps, treasury note futures, and options, partially offset by a realized gain of $0.9 million due to the termination and settlement of treasury note futures.

Revenue from Real Estate Owned
For the three months ended March 31, 2026 and 2025, revenue from real estate owned was $6.9 million and $6.8 million, respectively, staying relatively consistent period-over-period.
Provision/(Benefit) for Credit losses
Provision for credit losses during the three months ended March 31, 2026 was $11.4 million, compared with a benefit of $1.9 million during the three months ended March 31, 2025.
For the three months ended March 31, 2026, general benefit for credit losses was $1.3 million compared to a benefit of $1.6 million during the three months ended March 31, 2025. General benefit for the three months ended March 31, 2026 is attributable to more favorable economic assumptions utilized for the CECL model compared to preceding periods. General provision for the three months ended March 31, 2025 was primarily due to the portfolio turnover of older vintage loans with newly originated loans.
For the three months ended March 31, 2026, specific provision for credit losses was $14.8 million compared to a specific benefit for credit losses of $0.3 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, the increase in specific reserve was primarily related to a $13.2 million provision for a non-performing loan secured by two multifamily properties located in North Carolina, coupled with an aggregate increase to existing provisions of $1.6 million for non-performing loans secured by multifamily properties located in Pennsylvania, Arizona and North Carolina. For the three months ended March 31, 2025, the decrease in specific reserve was primarily related to a partial paydown on our non-performing loan secured by an office property in Georgia.
For the three months ended March 31, 2026, benefit for loss sharing was $2.1 million which related to a $1.2 million decrease to the general CECL reserve due to an improved overall economic outlook, coupled with a $0.9 million decrease in the specific loan reserve due to the removal of a large at-risk loan from the reserve. The Company did not have an allowance for loss sharing for the three months ended March 31, 2025.
Gain/(Loss) on Other Real Estate Investments
Loss on other real estate investments for the three months ended March 31, 2026 was $4.5 million primarily due to a fair value write-down of one of our multifamily properties which was subsequently sold in the second quarter, coupled with a loss realized on the sale of the final property from the Walgreens Portfolio. This is compared to a loss of $2.2 million for the three months ended March 31, 2025 primarily due to the onboarding of real estate owned, held for sale, multifamily and office properties coupled with losses on the sale of three, held for sale, multifamily properties and one, held for sale, retail property from our Walgreens Portfolio.
Income/(loss) from equity method investments
Income from equity method investments for the three months ended March 31, 2026 of $12.4 million primarily related to the Company's allocated percentage of unrealized gains on a mixed use property located in New Jersey and an industrial property located in California. We did not have any income from our equity method investment during the three months ended March 31, 2025.
(Provision)/Benefit for Income Tax
Provision for income tax for the three months ended March 31, 2026 was $0.9 million compared to a provision of $0.7 million for the three months ended March 31, 2025. The increase was primarily due to taxable income related to our Agency Business segment, which was acquired on July 1, 2025.
Net (Income)/Loss Attributable to Non-controlling Interest
Net income attributable to non-controlling interest in our consolidated joint ventures for the three months ended March 31, 2026 was $0.3 million compared to a net loss of $0.4 million for the three months ended March 31, 2025.

Expenses from Operations
Expenses from operations for the three months ended March 31, 2026 and 2025 consisted of the following (dollars in thousands):

	Three Months Ended
	March 31, 2026	March 31, 2025
Compensation and benefits	$22,824	$—
Asset management and subordinated performance fee	6,054	6,555
Acquisition expenses	171	299
Administrative services expenses	2,334	3,348
Professional fees	9,285	6,576
Other expenses	11,205	9,936
Depreciation and amortization	3,420	1,380
Share-based compensation	2,403	2,246
Total expenses from operations	$57,696	$30,340
For the three months ended March 31, 2026, we incurred asset management and subordinated performance fees and administrative services expenses of $6.1 million and $2.3 million, respectively, which are payable to our Advisor under our Advisory Agreement. For the three months ended March 31, 2026 compared to March 31, 2025, asset management and subordinated performance fees decreased due to decreases in applicable average equity between periods, while administrative services expenses decreased due to the time spent on the NewPoint acquisition in the prior period compared to none in the current period. Refer to Note 11 - Related Party Transactions and Arrangements for a summary of the Company's Advisory Agreement with the Advisor and a description of how our fees are calculated.
The increase in operating expense for the three months ended March 31, 2026 compared to 2025 was primarily related to (i) an increase in professional fees related to correspondent fees paid from our Agency Business segment and (ii) our incurrence of compensation and benefits cost of $22.8 million compared to no such expenses during the three months ended March 31, 2025, resulting from our acquisition of NewPoint.

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended December 31, 2025
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities, agency and conduit programs.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended March 31, 2026 and December 31, 2025 (dollars in thousands):

	Three Months Ended
	March 31, 2026			December 31, 2025
	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)
Interest-earning assets:
Real estate debt	$4,475,335	$82,606	7.4%	$4,285,953	$87,168	8.1%
Agency debt	172,337	2,274	5.3%	468,433	6,511	5.6%
Real estate conduit	163,331	3,822	9.4%	150,212	2,840	7.6%
Real estate securities	168,064	2,732	6.5%	110,774	1,947	7.0%
Total	$4,979,067	$91,434	7.3%	$5,015,372	$98,466	7.9%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$1,209,052	$18,734	6.2%	$1,236,471	$20,488	6.6%
Other financing and loan participation - commercial mortgage loans	12,865	193	6.0%	12,865	197	6.1%
Repurchase agreements - real estate securities	201,343	2,308	4.6%	153,349	1,914	5.0%
Collateralized loan obligations	2,703,874	40,080	5.9%	2,804,731	44,392	6.3%
Unsecured debt	188,507	3,915	8.3%	188,482	4,038	8.6%
Total	$4,315,641	$65,230	6.0%	$4,395,898	$71,029	6.5%
Net interest income/spread		$26,204	1.3%		$27,437	1.4%
Average leverage %(6)	86.7%			87.6%
Weighted average levered yield(7)			15.8%			17.7%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the three months ended March 31, 2026 and December 31, 2025, respectively.
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
Interest Income
Interest income for the three months ended March 31, 2026 and December 31, 2025 totaled $92.2 million and $99.0 million, respectively, a decrease of $6.8 million. The decrease was primarily due to an approximate 32 basis point decrease in daily average SOFR and SOFR equivalent rates, a decrease in spreads and a decrease of approximately $36.3 million in the average carrying balance of our interest earning assets. As of March 31, 2026, our portfolio consisted of (i) 177 commercial mortgage loans, held for investment, (ii) 14 commercial mortgage loans, held for sale, measured at fair value and (iii) twelve real estate securities, available for sale, measured at fair value. As of December 31, 2025, our portfolio consisted of (i) 169 commercial mortgage loans, held for investment, (ii) 17 commercial mortgage loans, held for sale, measured at fair value and (iii) ten real estate securities, available for sale, measured at fair value.

Interest Expense
Interest expense for the three months ended March 31, 2026 and December 31, 2025 totaled $65.2 million and $71.0 million, respectively, a decrease of $5.8 million. The decrease was primarily due to an approximate 32 basis point decrease in daily average SOFR and SOFR equivalent rates coupled with a decrease in spreads.
Gain/(loss) on sales, including fee-based services, net
Gain on sales, including fee-based services, net for the three months ended March 31, 2026 and December 31, 2025 was $21.3 million and $22.9 million, respectively, which was comprised of sales, including fee-based services, from our Agency Business and conduit segments.
Gain on sales, including fee-based services, net from our Agency Business segment for the three months ended March 31, 2026 and December 31, 2025 was $16.5 million and $11.3 million, respectively. The increase was primarily due to higher premiums earned on loans rate locked during the three months ended March 31, 2026 as compared with three months ended December 31, 2025.
Gain on sales, including fee-based services, net from our conduit segment for the three months ended March 31, 2026 and December 31, 2025 was $4.8 million and $11.6 million, respectively. During the three months ended March 31, 2026, the Company sold $105.0 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $109.3 million. This is compared to the sale of $290.6 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $299.8 million for the three months ended December 31, 2025.
Mortgage servicing rights
Income for mortgage servicing rights for the three months ended March 31, 2026 and December 31, 2025 was $6.7 million and $8.8 million, respectively. The decrease related to $421.8 million in lower origination volume of the underlying loans for the three months ended March 31, 2026 compared to the three months ended December 31, 2025.
Servicing Revenue
Servicing revenue for the three months ended March 31, 2026 and December 31, 2025 was $10.6 million and $8.9 million, respectively. The increase was primarily due to MSR impairment recoveries recognized during the three months ended March 31, 2026 due to potential market interest rate increase, which resulted in lower prepayment rates and higher portfolio valuation.
Gain/(Loss) on derivatives
Gain on derivatives for the three months ended March 31, 2026 was $1.9 million composed of a $1.3 million unrealized gain related to mark to market on credit default swaps, treasury note futures, and options, coupled with a $0.6 million realized gain primarily due to the termination and settlement of credit default swaps and options. This is compared to a gain on derivatives for the three months ended December 31, 2025 of $0.3 million composed of a $0.4 million realized gain related to the termination and settlement of credit default swaps and treasury note futures, partially offset by an unrealized loss of $0.1 million.
Revenue from Real Estate Owned
For the three months ended March 31, 2026 and December 31, 2025, revenue from real estate owned was $6.9 million and $7.3 million, respectively, staying relatively consistent quarter-over-quarter.
(Provision)/Benefit for Credit losses
Provision for credit losses was $11.4 million for the three months ended March 31, 2026, compared to a benefit of $7.9 million for the three months ended December 31, 2025.
For the three months ended March 31, 2026 and December 31, 2025, general benefit for credit losses was $1.3 million and $7.8 million, respectively. General benefit for the three months ended March 31, 2026 was attributable to more favorable economic assumptions utilized for the CECL model compared to preceding periods. General benefit for the three months ended December 31, 2025 was attributable to performance improvement of our portfolio since the end of the prior quarter.

For the three months ended March 31, 2026 and December 31, 2025, specific provision for credit losses was $14.8 million and $3.0 million, respectively. For the three months ended March 31, 2026, the increase in specific reserve was primarily related to a $13.2 million provision for a non-performing loan secured by two multifamily properties located in North Carolina, coupled with an aggregate increase to existing provisions of $1.6 million for non-performing loans secured by multifamily properties located in Pennsylvania, Arizona and North Carolina. For the three months ended December 31, 2025, the specific provision was primarily related to three non-performing loans secured by multifamily properties in Pennsylvania, Arizona and North Carolina, coupled with a non-performing loan secured by a multifamily property in Texas which we foreclosed on during the fourth quarter.
For the three months ended March 31, 2026 and December 31, 2025, benefit for loss sharing was $2.1 million and $3.1 million, respectively. For the three months ended March 31, 2026, the benefit primarily related to a $1.2 million decrease to the general CECL reserve due to an increased overall economic outlook, coupled with a $0.9 million decrease in the specific loan reserve due to the removal of a large at-risk loan from the reserve. For the three months ended December 31, 2025 the benefit was the result of a decrease of $4.1 million in the specific allowance for loss sharing due to improvement in the performance of at risk loans, partially offset by a $1.0 million general provision due to growth in the Fannie Mae loss sharing portfolio.
Gain/(Loss) on Other Real Estate Investments
Loss on other real estate investments for the three months ended March 31, 2026 was $4.5 million primarily due to a fair value write-down of one of our multifamily properties which was subsequently sold in the second quarter, coupled with a loss realized on the sale of the final property from the Walgreens Portfolio. This is compared to a loss on other real estate investments for the three months ended December 31, 2025 for $1.7 million primarily due to the sales of real estate owned, held for sale, multifamily and retail properties coupled with the fair value write down on one multifamily property located in North Carolina.
Income/(loss) from equity method investments
For the three months ended March 31, 2026 and December 31, 2025, income from equity method investments was $12.4 million primarily related to the Company's allocated percentage of unrealized gains on a mixed use property located in New Jersey and an industrial property located in California. This is compared to income from equity method investments of $3.4 million for the three months ended December 31, 2025 primarily related to the Company's share of increases to the fair value of the assets held by our equity method investment in a portfolio of multifamily affordable bonds.
(Provision)/Benefit for Income Tax
Provision for income tax for the three months ended March 31, 2026 was $0.9 million compared to provision of $6.3 million for the three months ended December 31, 2025. The difference is related to changes in taxable earnings in our Agency Business and conduit segments.
Net (Income)/Loss Attributable to Non-controlling Interest
Net income attributable to non-controlling interest in our consolidated joint ventures for the three months ended March 31, 2026 was $0.3 million compared to a net income of $0.7 million for the three months ended December 31, 2025.

Expenses from operations
Expenses from operations for the three months ended March 31, 2026 and December 31, 2025 consisted of the following (dollars in thousands):

	Three Months Ended
	March 31, 2026	December 31, 2025
Compensation and benefits	$22,824	$19,306
Asset management and subordinated performance fee	6,054	6,323
Acquisition expenses	171	212
Administrative services expenses	2,334	2,659
Professional fees	9,285	8,599
Share-based compensation	2,403	2,319
Depreciation and amortization	3,420	3,400
Other expenses	11,205	10,361
Total expenses from operations	$57,696	$53,179
For the three months ended March 31, 2026 we incurred asset management and subordinated performance fees and administrative services expenses of $6.1 million and $2.3 million, respectively, which are payable to our Advisor under our Advisory Agreement. For the three months ended March 31, 2026 compared to December 31, 2025, asset management and subordinated performance fees decreased due to decreases in applicable average equity between periods. Refer to Note 18 - Related Party Transactions and Arrangements for a summary of the Company's Advisory Agreement with the Advisor and a description of how our fees are calculated.
The increase in operating expenses for the three months ended March 31, 2026 was primarily related to an increase in compensation and benefits primarily due to an increase in commission expenses caused by higher commissionable loan fees earned during the three months ended March 31, 2026 compared to December 31, 2025, as well as higher 401(k) plan match expense due to payment of bonuses during the first quarter.

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
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity and total leverage ratios:

	March 31, 2026	December 31, 2025
Net debt-to-equity ratio(1)	2.8x	2.5x
Total leverage ratio(2)	2.8x	2.5x
________________________
(1) Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, repurchase agreements - commercial mortgage loans, repurchase agreements - real estate securities, asset-specific financing arrangements, and unsecured debt, less cash and cash equivalents, to (ii) total equity and total redeemable convertible preferred stock, at period end. Recourse net debt-to-equity ratio was 1.2x and 0.8x as of March 31, 2026 and December 31, 2025, respectively.
(2) Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, repurchase agreements - commercial mortgage loans, repurchase agreements - real estate securities, asset-specific financing arrangements, and unsecured debt, to (ii) total equity and total redeemable convertible preferred stock, at period end. Recourse leverage ratio was 1.2x and 0.9x as of March 31, 2026 and December 31, 2025, respectively.
Sources of Liquidity
Our primary sources of liquidity include unrestricted cash, capacity in our collateralized loan obligations available for reinvestment, and financings available and in progress on financing lines.
Our current sources of near-term liquidity as of March 31, 2026 and December 31, 2025 are set forth in the following table (dollars in millions):

	March 31, 2026	December 31, 2025
Unrestricted cash	$116	$167
CLO reinvestment available(1)	3	30
Financings available & in progress(2)	402	624
Total	$521	$821
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
Collateralized Loan Obligations
As of March 31, 2026, the Company had $3.0 million of reinvestment capital available across all outstanding collateralized loan obligations. The following table shows the par value outstanding for each CLO and the respective reinvestment end dates (dollars in millions):

CLO Name	Debt Amount	Reinvestment End Date
2022-FL8 Issuer	$289.2	Ended
2023-FL10 Issuer	$534.6	Ended
2024-FL11 Issuer	$886.2	10/08/27
2025-FL12 Issuer	$947.2	05/08/28
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

The following tables summarize our Repo and Revolving Credit Facilities and our master repurchase agreements ("MRAs") for the three months ended March 31, 2026, 2025, and 2024, respectively (dollars in thousands):

	As of March 31, 2026
	Amount Outstanding	Average Outstanding Balance
	Q1	Q1
Repurchase agreements and revolving credit facilities - commercial mortgage loans	$1,495,300	$1,307,092
Repurchase agreements, real estate securities	212,168	212,685
Total	$1,707,468	$1,519,777

	As of March 31, 2025
	Amount Outstanding	Average Outstanding Balance
	Q1	Q1
Repurchase agreements and revolving credit facilities - commercial mortgage loans	$429,314	$426,898
Repurchase agreements - real estate securities	206,164	249,374
Total	$635,478	$676,272

	As of March 31, 2024
	Amount Outstanding	Average Outstanding Balance
	Q1	Q1
Repurchase agreements and revolving credit facilities - commercial mortgage loans	$412,556	$382,313
Repurchase agreements - real estate securities	194,769	217,012
Total	$607,325	$599,325
The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the three months ended March 31, 2026, the maximum average outstanding balance was $1.6 billion, of which $1.4 billion was related to repurchase agreements on our commercial mortgage loans and $0.2 billion for repurchase agreements on our real estate securities.
During the three months ended March 31, 2025, the maximum average outstanding balance was $0.7 billion, of which $0.4 billion was related to repurchase agreements on our commercial mortgage loans and $0.2 billion for repurchase agreements on our real estate securities.
During the three months ended March 31, 2024, the maximum average outstanding balance was $0.6 billion, of which $0.4 billion was related to repurchase agreements on our commercial mortgage loans and $0.2 billion for repurchase agreements on our real estate securities.

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
In March 2026, the Company's board of directors declared the following: (i) a first quarter 2026 dividend of $0.20 per share on the Company's common stock (equivalent to $0.80 per annum), (ii) a first quarter 2026 dividend of $59.84 per share on the Company’s Series H Preferred Stock (iii) a first quarter 2026 dividend of $0.46875 per share on the Company’s Series E Preferred Stock, and (iv) a first quarter 2026 dividend of $0.20 per unit on the OP Units, all of which were paid in April 2026 to holders of record as of March 31, 2026.
Under the DRIP, the Company may elect to supply shares for reinvestment via newly issued shares of common stock or via shares of common stock purchased by the DRIP administrator on the open market. During the three months ended March 31, 2026 and 2025, no shares were newly issued, and 42,459 and 38,012 shares of common stock were purchased, respectively, by the administrator under the dividend reinvestment component of the DRIP.
During the three months ended March 31, 2026 and 2025, the Company paid an aggregate of $29.2 million and $29.5 million, respectively, of common stock distributions. In addition, during the three months ended March 31, 2026, the OP paid $3.0 million of distributions to holders of OP Units. There were no OP Units outstanding during the three months ended March 31, 2025.

Cash Flows
The following table sets forth changes in cash, cash equivalents and restricted cash for the nine months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities	$(54,012)	$116,238
Cash Flows From Investing Activities	(246,112)	286,943
Cash Flows From Financing Activities	251,388	(375,941)
Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$(48,736)	$27,240
Cash Flows from Operating Activities
During the three months ended March 31, 2026, cash outflows of $54.0 million from operating activities were primarily driven by (i) net income of $12.3 million and (ii) net outflows of $58.0 million related to originations, sales or repayment of commercial mortgage loans, held for sale, measured at fair value.
During the three months ended March 31, 2025, cash inflows of $116.2 million from operating activities were primarily driven by (i) net income of $23.7 million and (ii) net inflows of $87.3 million related to originations, sales and repayment of commercial mortgage loans, held for sale, measured at fair value.
Cash Flows from Investing Activities
During the three months ended March 31, 2026, cash outflows of $246.1 million from investing activities were primarily driven by (i) the origination and purchase of $495.5 million of commercial mortgage loans, held for investment, (ii) purchase of real estate securities, available for sale for $30.8 million and (iii) purchase of and contributions to equity method investments of $20.8 million. Outflows were partially offset by (i) proceeds from principal repayments of $291.7 million received on commercial mortgage loans, held for investment, (ii) proceeds received from the sale or paydown of real estate securities of $2.9 million and (iii) proceeds from the sale of real estate owned, held for sale assets of $2.3 million.
During the three months ended March 31, 2025, our cash inflows of $286.9 million from investing activities were primarily driven by (i) proceeds from principal repayments of $396.9 million received on commercial mortgage loans, held for investment, (ii) proceeds received from the sale of real estate securities of $35.4 million and (iii) proceeds from the sale of real estate owned, held for sale assets of $28.8 million. Inflows were partially offset by the origination and purchase of $171.9 million of commercial mortgage loans, held for investment.
Cash Flows from Financing Activities
During the three months ended March 31, 2026, cash inflows of $251.4 million from financing activities were primarily driven by (i) net borrowings on repurchase agreements and revolving credit facilities for commercial mortgage loans of $408.2 million and (ii) net borrowings on repurchase agreements for real estate securities of $24.8 million. Inflows were partially offset by (i) repayments from borrowings on collateralized loan obligations of $99.8 million, (ii) $36.0 million of distributions paid to shareholders and (iii) and $39.8 million of common stock repurchases.
During the three months ended March 31, 2025, cash outflows of $375.9 million from financing activities were primarily driven by (i) repayments from borrowings on collateralized loan obligations of $404.0 million, (ii) net repayments on repurchase agreements for real estate securities of $30.4 million and (iii) $36.2 million of distributions paid to shareholders. Outflows were partially offset by (i) net borrowings on repurchase agreements and revolving credit facilities for commercial mortgage loans of $99.5 million.

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

Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of March 31, 2026 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments(1)	$88,335	$292,385	$—	$—	$380,720
Repurchase agreements - commercial mortgage loans	1,175,138	320,162	—	—	1,495,300
Repurchase agreements - real estate securities	212,168	—	—	—	212,168
CLOs(2)	—	—	—	2,657,172	2,657,172
Mortgage Note Payable	23,998	—	—	—	23,998
Unsecured debt	—	25,000	82,000	82,500	189,500
Other financings	—	12,865		—	12,865
Total	$1,499,639	$650,412	$82,000	$2,739,672	$4,971,723
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $366.1 million of CLO notes, held by the Company, which are eliminated within the Collateralized loan obligations line of the consolidated balance sheet as of March 31, 2026. This reflects the contractual CLO maturity dates.
In addition to its cash requirements, the Company pays a quarterly dividend and has an existing share repurchase authorization. As of March 31, 2026, the Company’s quarterly cash dividend was $0.200 per share of common stock (which was paid on an as-converted basis on the Company’s shares of Series H Preferred Stock), and $0.46875 per share on the Company’s shares of Series E Preferred Stock. The payment of future dividends is subject to declaration by the board of directors. In February 2026, the Company’s board of directors reauthorized the Company's share repurchase program to provide $50 million available for share repurchases through December 31, 2026, of which $10.2 million remained available as of March 31, 2026. On April 28, 2026, the Company’s board of directors reauthorized the Company's share repurchase program to provide $50.0 million available for share repurchases through December 31, 2026. The authorization does not obligate the Company to acquire any specific number of shares.
Related Party Arrangements
Refer to “Note 18 - Related Party Transactions and Arrangements” for a summary of the Company’s related party arrangements.

Non-GAAP Financial Measures
Distributable Earnings and Distributable Earnings to Common
Distributable Earnings is a non-GAAP measure, which the Company defines as GAAP net income (loss), adjusted for (i) non-cash CLO amortization acceleration and amortization over the expected useful life of the Company's CLOs, (ii) unrealized gains and losses on loans and derivatives, including CECL reserves and impairments, net of realized gains and losses, as described further below, (iii) non-cash equity compensation expense, (iv) depreciation and amortization, (v) subordinated performance fee accruals/(reversal), (vi) realized gains and losses on debt extinguishment and CLO calls, (vii) non-cash income from mortgage servicing rights, and (viii) certain other non-cash items. Distributable Earnings before realized losses, a non-GAAP measure, presents Distributable Earnings gross of realized gain (loss) on debt extinguishment and realized gain (loss) on loans and real estate owned. Further, Distributable Earnings to Common, a non-GAAP measure, presents Distributable Earnings net of (x) perpetual preferred stock dividend payments and (y) non-controlling interests in joint ventures.
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
The Company believes that Distributable Earnings, Distributable Earnings before realized losses and Distributable Earnings to Common provide meaningful information to consider in addition to the disclosed GAAP results. The Company believes Distributable Earnings, Distributable Earnings before realized losses and Distributable Earnings to Common are useful financial metrics for existing and potential future holders of its common stock as historically, over time, Distributable Earnings to Common has been an indicator of common dividends per share. As a REIT, the Company generally must distribute annually at least 90% of its taxable income, subject to certain adjustments, and therefore believes dividends are one of the principal reasons stockholders may invest in its common stock. Further, Distributable Earnings to Common helps investors evaluate performance excluding the effects of certain transactions and GAAP adjustments that the Company does not believe are necessarily indicative of current loan portfolio performance and the Company's operations and is one of the performance metrics the Company's board of directors considers when dividends are declared.
Distributable Earnings, Distributable Earnings before realized losses and Distributable Earnings to Common do not represent net income (loss) and should not be considered as an alternative to GAAP net income (loss). The methodology for calculating Distributable Earnings, Distributable Earnings before realized losses and Distributable Earnings to Common may differ from the methodologies employed by other companies and thus may not be comparable to the Distributable Earnings reported by other companies.

The following table provides a reconciliation of GAAP net income to Distributable Earnings and Distributable Earnings to Common for the three months ended March 31, 2026 and 2025 (amounts in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
GAAP Net Income (Loss)	$12,292	$23,705
Adjustments:
Unrealized (gain)/loss on financial instruments(1)	3,190	3,288
Subordinated performance fee(2)	—	251
Non-cash compensation expense	3,061	2,246
Depreciation and amortization, net	3,374	1,380
Transaction-related and non-recurring items(3)	—	2,974
(Reversal of)/provision for credit losses	11,391	(1,898)
Income from mortgage servicing rights	(6,742)	—
Amortization and write-offs of MSRs	9,001	—
Deferred tax adjustment	688	—
Fair value adjustments on equity investments(4)	(10,405)	—
Distributable Earnings before realized loss	$25,850	$31,946
Realized gain/(loss) adjustment on loans and REO(5)	(12,307)	(38,180)
Distributable Earnings	$13,543	$(6,234)
7.5% series E cumulative redeemable preferred stock dividend	(4,842)	(4,842)
Noncontrolling interests net (income) / loss	(312)	353
Noncontrolling interests net (income) / loss DE adjustments	226	(350)
Distributable Earnings to Common	$8,615	$(11,073)
Average common stock & common stock equivalents(6)	1,340,901	1,338,913
GAAP net income/(loss) ROE	2.1%	5.7%
Distributable earnings ROE	2.6%	(3.3)%
GAAP net income/(loss) per share, diluted	$0.07	$0.20
GAAP net income/(loss) per share, fully converted(7)	$0.08	$0.22
Distributable earnings per share, fully converted(7)	$0.09	$(0.12)
Distributable earnings per share before realized gain/(loss), fully converted(7)	$0.22	$0.31
________________________
(1) Represents unrealized gains and losses on (i) commercial mortgage loans, held for sale, measured at fair value, (ii) other real estate investments, measured at fair value and (iii) derivatives.
(2) Represents accrued and unpaid subordinated performance fee. In addition, reversal of subordinated performance fee represents cash payment obligations in the quarter.
(3) Represents transaction-related and non-recurring costs associated with the acquisition of NewPoint.
(4) Represents non-cash (income) loss from equity method investments, net of cash received as return on capital for the quarter.
(5) Represents amounts deemed nonrecoverable upon a realization event, which is generally at the time a loan is repaid, or in the case of a foreclosure or other property, when the underlying asset is sold. Amounts may also be deemed non-recoverable if, in our determination, it is nearly certain the carrying amounts will not be collected or realized upon sale. Amount may be different than the GAAP basis. As of March 31, 2026, the Company had $3.4 million of GAAP loss adjustments that will run through distributable earnings if and when cash losses are realized.
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
As a result of the NewPoint acquisition on July 1, 2025, and the operation of our Agency Business, we are subject to additional credit risk as a result of our obligations under the risk sharing requirements applicable to some Agency mortgage loans.
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
As of March 31, 2026 and December 31, 2025, our portfolio included 171 and 162 variable rate investments, respectively, based on LIBOR and SOFR (or “indexing rates”) for various terms. As of June 2023, the Company has fully transitioned all loans formerly on LIBOR indexing rates to SOFR indexing rates. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 basis points or decrease by 50 or 100 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity. The changes in the portfolio for each basis points increase/decrease is a change from the base scenario.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	March 31, 2026	December 31, 2025
(-) 100 Basis Points	9.14%	8.51%
(-) 50 Basis Points	2.50%	2.26%
Base Interest Rate	—%	—%
(+) 50 Basis Points	(0.09)%	0.24%

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
The fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets will be the discount rates which are influenced by interest rates and conditional prepayment rates ("CPR"). A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $8.0 million at March 31, 2026, while a 100 basis point decrease would increase the fair value by $8.6 million.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
Please refer to “Litigation and Regulatory Proceedings” in "Note 16 - Commitments and Contingencies" to the consolidated financial statements included in this report. The Company believes that those proceedings, individually or in the aggregate, will not have a material impact on the Company’s financial condition, operating results or cash flows.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company’s board of directors has authorized a share repurchase program that permits share repurchases at prices below the most recently reported book value per share as determined in accordance with GAAP. Purchases made under the Company’s program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any purchases by the Company are determined by the Company in its reasonable business judgment and consistent with the exercise of its legal duties and are subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Company's share repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company’s share repurchase program will remain open until expiration or until the capital committed to the repurchase program has been exhausted, whichever is sooner. In October 2025, the Company's board of directors extended the term of the share repurchase program to December 31, 2026. In February 2026, the Company’s board of directors reauthorized the Company's share repurchase program to provide $50.0 million available for share repurchases through December 31, 2026, of which $10.2 million remained available as of March 31, 2026. Repurchases under the share repurchase program may be suspended from time to time at the Company’s discretion without prior notice.
The following table sets forth purchases of the Company's common stock under the share repurchase program for the three months ended March 31, 2026 (in thousands, except share and per share data):

	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
January 1, 2026 - January 31, 2026	—	$—	—	$16,683
February 1, 2026 - February 28, 2026	1,356	8.98	1,356	37,829
March 1, 2026 - March 31, 2026	3,006	9.20	3,006	10,178
Total	4,362	$9.13	4,362	$10,178
_______________________
(1) The average price paid per share represents the average purchase price per share, inclusive of any broker’s fees or commissions.
(2) All of the purchases listed in the table above were made in the open market under the Company's share purchase program, including under a Rule 10b5-1 plan adopted by the Company.

The Company repurchased 4,361,596 shares of common stock at an average price of $9.13 per share during three months ended March 31, 2026. On April 28, 2026, the Company’s board of directors reauthorized the Company's share repurchase program to provide $50.0 million available for share repurchases through December 31, 2026. As of April 29, 2026, $50.0 million remains available under the Company's share repurchase program.

Item 3. Defaults upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Amendment No. 4 to Articles Supplementary of Franklin BSP Realty Trust, Inc., dated January 20, 2026, relating to Series H Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2026).
10.1	Indenture, dated as of April 15, 2026, by and among BSPRT 2026-FL13 Issuer, LLC, Benefit Street Partners Realty Operating Partnership, L.P., as advancing agent, Wilmington Trust, National Association, as trustee and Computershare Trust Company, National Association, as note administrator and custodian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2026).
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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Benefit Street Partners Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin BSP Realty Trust, Inc.
April 29, 2026	By	/s/ Michael Comparato
Name: Michael Comparato
Title: Chief Executive Officer
(Principal Executive Officer)

April 29, 2026	By	/s/ Jerome S. Baglien
Name: Jerome S. Baglien
Title: Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)