Form 10-Q
period 2026-06-30
Franklin BSP Realty Trust, Inc.
filed 2026-07-29
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2026
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of July 27, 2026 was 83,045,416.

FRANKLIN BSP REALTY TRUST, INC.

i

PART I. Item 1. Consolidated Financial Statements and Notes (unaudited)
FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$136,347	$167,292
Restricted cash	18,664	17,889
Investment securities, held to maturity(1)	23,356	20,483
Commercial mortgage loans, held for investment, net of allowance for credit losses of $54,457 and $38,302 as of June 30, 2026 and December 31, 2025, respectively(2)	4,275,122	4,383,134
Commercial mortgage loans, held for sale, measured at fair value(3)	251,842	360,718
Real estate securities, available for sale, measured at fair value, amortized cost of $187,905 and $151,946 as of June 30, 2026 and December 31, 2025, respectively(4)	187,247	151,662
Mortgage servicing rights, net	205,549	212,216
Accrued interest receivable	33,665	41,468
Receivable for loan repayment(5)	80,337	50,619
Prepaid expenses and other assets	37,233	45,112
Real estate owned, net of depreciation	164,593	99,265
Real estate owned, held for sale	115,738	198,883
Equity method investments	89,186	71,682
Intangible assets, net of amortization	111,866	115,553
Goodwill	92,048	92,048
Derivative instruments, measured at fair value	12,155	11,315
Loans eligible for repurchase	4,881	17,911
Variable interest entity (“VIE”) assets, measured at fair value	544,017	—
Total assets	$6,383,846	$6,057,250
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$2,943,642	$2,735,582
Repurchase agreements and revolving credit facilities - commercial mortgage loans	802,380	1,087,087
Repurchase agreements - real estate securities	196,538	187,371
Other financings	12,865	12,865
Unsecured debt	185,923	185,466
Mortgage note payable	24,186	23,998
Allowance for loss sharing	19,409	19,484
Accrued compensation	32,878	43,662
Liability for loans eligible for repurchase	4,881	17,911
Interest payable	13,460	16,110
Distributions payable	22,945	38,935
Accounts payable and accrued expenses	15,266	18,892
Due to affiliates	11,322	12,054
Derivative instruments, measured at fair value	7,477	6,951
Other liabilities	25,022	29,657
VIE liabilities, measured at fair value	516,419	—
Total liabilities	$4,834,613	$4,436,025
Commitments and Contingencies
Redeemable convertible preferred stock:
Redeemable convertible preferred stock Series H, $0.01 par value, 20,000 authorized and 17,950 issued and outstanding as of June 30, 2026 and December 31, 2025	$89,748	$89,748
Total redeemable convertible preferred stock	$89,748	$89,748
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 7.5% Cumulative Redeemable Preferred Stock, Series E, 10,329,039 shares issued and outstanding as of June 30, 2026 and December 31, 2025	$258,742	$258,742
Common stock, $0.01 par value, 900,000,000 shares authorized, 75,436,265 and 81,553,982 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	750	808
Additional paid-in capital	1,540,232	1,593,365
Accumulated other comprehensive income/(loss)	(658)	(284)
Accumulated deficit	(426,442)	(411,101)
Total stockholders' equity	$1,372,624	$1,441,530
Non-controlling interest	86,861	89,947
Total equity	$1,459,485	$1,531,477
Total liabilities, redeemable convertible preferred stock and equity	$6,383,846	$6,057,250

PART I. Item 1. Consolidated Financial Statements and Notes (unaudited)
FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)
_________________________________________________________
(1) Includes pledged assets of $23.1 million and $20.2 million as of June 30, 2026 and December 31, 2025, respectively.
(2) Includes pledged assets of $818.5 million and $855.2 million as of June 30, 2026 and December 31, 2025, respectively.
(3) Includes pledged assets of $243.4 million and $329.2 million as of June 30, 2026 and December 31, 2025, respectively.
(4) Includes pledged assets of $187.2 million and $151.7 million as of June 30, 2026 and December 31, 2025, respectively.
(5) Includes $80.2 million and $50.5 million of cash held by servicer related to the CLOs as of June 30, 2026 and December 31, 2025, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income
Interest income	$97,187	$111,171	$189,436	$225,079
Less: Interest expense	67,261	70,213	132,491	140,806
Net interest income	29,926	40,958	56,945	84,273
Gain/(loss) on sales, including fee-based services, net	15,775	264	37,105	5,303
Mortgage servicing rights	3,917	—	10,659	—
Servicing revenue, net	9,658	—	20,208	—
Gain/(loss) on derivatives	480	(217)	2,334	(335)
Revenue from real estate owned	5,538	8,336	12,420	15,133
Total income	$65,294	$49,341	$139,671	$104,374
Expenses
Compensation and benefits	$20,969	$—	$43,793	$—
Asset management and subordinated performance fee	5,969	5,537	12,023	12,092
Acquisition expenses	415	175	586	474
Administrative services expenses	2,028	3,884	4,362	7,232
Professional fees	7,241	4,698	16,526	11,274
Other expenses	12,030	11,569	23,235	21,505
Depreciation and amortization	1,983	1,381	5,403	2,761
Share-based compensation	2,457	2,316	4,860	4,562
Total expenses	$53,092	$29,560	$110,788	$59,900
Other income/(loss)
(Provision)/benefit for credit losses	$(7,235)	$1,487	$(18,626)	$3,385
Realized gain/(loss) on real estate securities, available for sale	—	113	—	113
Realized gain/(loss) on extinguishment of debt	(933)	—	(933)	—
Gain/(loss) on other real estate investments	7,705	2,684	3,229	452
Income/(loss) from equity method investments	1,345	181	13,752	181
Change in net assets of consolidated VIE, CMBS trust	296	—	296	—
Total other income/(loss)	$1,178	$4,465	$(2,282)	$4,131
Income/(loss) before taxes	13,380	24,246	26,601	48,605
(Provision)/benefit for income tax	2,895	138	1,966	(516)
Net income/(loss)	$16,275	$24,384	$28,567	$48,089
Net (income)/loss attributable to non-controlling interest	(706)	(1,183)	(1,018)	(830)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$15,569	$23,201	$27,549	$47,259
Less: Preferred stock dividends	5,916	6,748	11,832	13,496
Net income/(loss) applicable to common stock	$9,653	$16,453	$15,717	$33,763

Basic earnings per share	$0.12	$0.19	$0.19	$0.40
Diluted earnings per share	$0.12	$0.19	$0.19	$0.40
Basic weighted average shares outstanding	76,367,888	82,181,403	78,137,174	82,117,897
Diluted weighted average shares outstanding	84,753,839	82,181,403	86,523,125	82,117,897
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income/(loss)	$16,275	$24,384	$28,567	$48,089

Amounts related to available for sale real estate securities:
Change in net unrealized gain/(loss)	$398	$(21)	$(374)	$(418)
Reclassification adjustment for amounts included in net income/(loss)	—	43	—	43
	$398	$22	$(374)	$(375)
Comprehensive (income)/loss attributed to non-controlling interest	(706)	(1,183)	(1,018)	(830)
Comprehensive income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$15,967	$23,223	$27,175	$46,884

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Preferred E	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2024	83,066,789	$818	$1,600,997	$79	$(348,074)	$258,742	$1,512,562	$7,495	$1,520,057
Share-based compensation	—	4	2,242	—	—	—	2,246	—	2,246
Shares canceled for tax withholding on vested equity rewards	(196,020)	—	(2,393)	—	—	—	(2,393)	—	(2,393)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	24,058	—	24,058	—	24,058
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	(353)	(353)
Distributions declared	—	—	—	—	(36,440)	—	(36,440)	—	(36,440)
Other comprehensive income/(loss)	—	—	—	(397)	—	—	(397)	—	(397)
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	(1,467)	(1,467)
Balance, March 31, 2025	82,870,769	$822	$1,600,846	$(318)	$(360,456)	$258,742	$1,499,636	$5,675	$1,505,311
Share-based compensation	57,775	—	2,316	—	—	—	2,316	—	2,316
Shares canceled for tax withholding on vested equity rewards	—	—	—	—	—	—	—	—	—
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	23,201	—	23,201	—	23,201
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	1,183	1,183
Distributions declared	—	—	—	—	(36,455)	—	(36,455)	—	(36,455)
Other comprehensive income/(loss)	—	—	—	22	—	—	22	—	22
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	60	60
Balance, June 30, 2025	82,928,544	$822	$1,603,162	$(296)	$(373,710)	$258,742	$1,488,720	$6,918	$1,495,638

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Preferred E	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2025	81,553,982	$808	$1,593,365	$(284)	$(411,101)	$258,742	$1,441,530	$89,947	$1,531,477
Common stock repurchases	(4,361,596)	(44)	(39,779)	—	—	—	(39,823)	—	(39,823)
Share-based compensation	241,659	(9)	2,412	—	—	—	2,403	—	2,403
Shares canceled for tax withholding on vested equity rewards	(219,141)	—	(2,228)	—	—	—	(2,228)	—	(2,228)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	11,980	—	11,980	—	11,980
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	312	312
Distributions declared	—	—	—	—	(21,622)	—	(21,622)	—	(21,622)
Other comprehensive income/(loss)	—	—	—	(772)	—	—	(772)	—	(772)
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	(1,681)	(1,681)
Balance, March 31, 2026	77,214,904	$755	$1,553,770	$(1,056)	$(420,743)	$258,742	$1,391,468	$88,578	$1,480,046
Common stock repurchases	(1,838,855)	(18)	(15,982)	—	—	—	(16,000)	—	(16,000)
Share-based compensation	60,216	13	2,444	—	—	—	2,457	—	2,457
Shares canceled for tax withholding on vested equity rewards	—	—	—	—	—	—	—	—	—
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	15,569	—	15,569	—	15,569
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	706	706
Distributions declared	—	—	—	—	(21,268)	—	(21,268)	—	(21,268)
Other comprehensive income/(loss)	—	—	—	398	—	—	398	—	398
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	(2,423)	(2,423)
Balance, June 30, 2026	75,436,265	$750	$1,540,232	$(658)	$(426,442)	$258,742	$1,372,624	$86,861	$1,459,485
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income/(loss)	$28,567	$48,089
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Premium amortization and (discount accretion), net	$(4,413)	$(5,126)
Accretion of deferred commitment fees	1,089	(5,349)
Amortization of deferred financing costs	5,767	6,462
Share-based compensation	4,860	4,562
Realized (gain)/loss on extinguishment of debt	933	—
Realized (gain)/loss on sale of available for sale securities, measured at fair value	—	(113)
Realized (gain)/loss on sale of commercial mortgage loans, held for sale, measured at fair value	(6,517)	(5,303)
Change in net assets of consolidated variable interest entity, CMBS trust	(192)	—
(Income)/loss from equity method investments	(13,752)	(181)
(Gain)/loss on derivative instruments	(2,334)	1,209
(Gain)/loss from other real estate investments	(3,229)	(452)
Depreciation and amortization	5,403	2,761
Straight line rental income	(370)	522
Provision/(benefit) for credit losses	18,626	(3,385)
Origination of commercial mortgage loans, held for sale, measured at fair value	(1,376,844)	(49,300)
Proceeds from sale or repayment of commercial mortgage loans, held for sale, measured at fair value	1,334,824	124,723
Distributions from equity method investments	3,145	—
MSR impairment and amortization	17,261	—
Mortgage banking activities	(10,222)	—
Changes in assets and liabilities:
Accrued interest receivable	6,714	11,270
Prepaid expenses and other assets	6,782	(2,060)
Accounts payable and accrued expenses	(3,252)	1,226
Due to affiliates	(732)	(1,032)
Interest payable	(2,650)	(466)
Accrued compensation	(10,784)	—
Other liabilities	(4,418)	—
Net cash (used in)/provided by operating activities	$(5,738)	$128,057
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(671,060)	$(223,054)
Principal repayments received on commercial mortgage loans, held for investment	749,108	596,503
Purchase of and contributions to equity method investments	(20,760)	(9,800)
Return of capital from equity method investments	13,863	—
Proceeds from sale of real estate owned, held for sale	5,711	44,888
Purchase of real estate owned and capital expenditures	(431)	(1,123)
Purchase of real estate securities, available for sale	(40,554)	(61,298)
Proceeds from sale or paydown of real estate securities	4,556	181,270
Payment of software development costs	(120)	—
Purchases of investment securities, held to maturity	(12,300)	—
Sales of investment securities, held to maturity	9,400	—
Proceeds from sale/(purchase) of derivative instruments	1,648	(1,572)
Payment to acquire interest in CMBS trust	(27,406)	—
Net cash (used in)/provided by investing activities	$11,655	$525,814
Cash flows from financing activities:
Payments for common stock repurchases	$(55,823)	$—

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Shares cancelled for tax withholding on vested equity rewards	(2,228)	(2,393)
Borrowings on collateralized loan obligations	778,094	—
Repayments of collateralized loan obligations	(568,021)	(589,479)
Borrowings on repurchase agreements and revolving credit facilities - commercial mortgage loans	2,339,256	413,157
Repayments of repurchase agreements and revolving credit facilities - commercial mortgage loans	(2,623,963)	(169,875)
Net borrowings/(paydowns) on repurchase agreements - real estate securities, less than 90 days maturity	9,167	(107,718)
Secured borrowings from CMBS Trust	157,413	—
Borrowings on unsecured debt	—	107,000
Payments of deferred financing costs	(7,186)	(4,564)
Contributions from non-controlling interest	—	64
Distributions to non-controlling interest	(5,216)	(1,471)
Distributions paid	(57,580)	(72,676)
Net cash (used in)/provided by financing activities:	$(36,087)	$(427,955)
Net change in cash, cash equivalents and restricted cash	(30,170)	225,916
Cash, cash equivalents and restricted cash, beginning of period	185,181	196,864
Cash, cash equivalents and restricted cash, end of period	$155,011	$422,780

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	167,292	184,443
Restricted cash, beginning of period	17,889	12,421
Cash, cash equivalents and restricted cash, beginning of period	$185,181	$196,864

Cash and cash equivalents, end of period	136,347	414,085
Restricted cash, end of period	18,664	8,695
Cash, cash equivalents and restricted cash, end of period	$155,011	$422,780

Supplemental disclosures of cash flow information:
Cash payments for income taxes	$1,114	$766
Cash payments for interest	126,481	133,972

Supplemental disclosures of non - cash flow information:
Distribution payable	$22,945	$36,456
Loans transferred from commercial mortgage loans, held for investment to real estate owned, held for sale	—	169,817
Loans transferred from commercial mortgage loans, held for investment to real estate owned, held for investment	56,534	—
Transfer of commercial mortgage loans, held for sale to consolidated VIE CMBS trust	157,413	—
Commercial mortgage loans acquired via consolidated VIE CMBS trust	387,743	—
CMBS bonds issued via consolidated VIE CMBS trust	360,338	—
Seller-based financing on sales of real estate owned, held for sale	72,000	128,129
Modification accounted for as repayment and new loan	—	60,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
Structure
The Company believes that it has qualified as a REIT and intends to continue to meet the requirements for qualification and taxation as a REIT. As of June 30, 2026, substantially all of the Company's business is conducted through FBRT OP LLC (the “OP”), a Delaware limited liability company. As of June 30, 2026, the Company is the managing member of the OP and directly or indirectly holds 90% of the common units of membership interest in the OP. In addition, the Company, through subsidiaries which are treated as taxable REIT subsidiaries (“TRS”), is indirectly subject to U.S. federal, state and local income taxes.
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
June 30, 2026
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
For the six months ended June 30, 2025, $5.3 million was reclassified from Realized gain/(loss) on sale of commercial mortgage loans, held for sale, measured at fair value to Gain/(loss) on sales, including fee-based services, net on the consolidated statements of operations.
For the six months ended June 30, 2025, Unrealized gain/(loss) on derivatives and Realized gain/(loss) on derivatives were combined and reclassified to Gain/(loss) on derivatives, resulting in net $0.3 million, respectively, being reclassified on the consolidated statements of operations.
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
Collateralized Loan Obligations - The accompanying consolidated financial statements include the accounts of collateralized loan obligations ("CLOs") issued and securitized by wholly owned subsidiaries of the Company. The Company has determined the CLOs are VIEs of which the Company's subsidiary is the primary beneficiary. The assets and liabilities of the CLOs are consolidated in the accompanying consolidated balance sheets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Commercial Mortgage-Backed Securities - The Company invests in subordinate, non-investment grade and unrated securities issued by commercial mortgage-backed securities (“CMBS”) trusts, certain of which securities represent the controlling class. Management believes that the performance of the underlying commercial real estate loans is the activity that most significantly affects the economic performance of the CMBS trusts. Under the applicable trust documents, the controlling-class holder generally has the unilateral right to appoint and remove the special servicer, which manages delinquent and defaulted loans and related loss-mitigation activities.
The Company consolidates a CMBS trust when the trust is a VIE and the Company is its primary beneficiary. The Company generally concludes that it is the primary beneficiary when its controlling-class rights provide it with the power to direct the activities that most significantly affect the trust’s economic performance and its investment exposes it to losses or benefits that could potentially be significant to the trust.
Upon consolidation, the Company records the trust’s assets and liabilities and eliminates its investment and related transactions with the trust, including interest, servicing fees and associated balances. The difference between the trust’s assets and liabilities represents the Company’s beneficial interest.
The Company has elected the fair value option for the initial and subsequent measurement of the eligible financial assets and financial liabilities of its consolidated CMBS trusts. The Company has also elected the measurement alternative under ASC 810, as amended by Accounting Standards Update 2014-13 (“ASU 2014-13”), for qualifying consolidated CMBS trusts.
Under the measurement alternative, the Company measures the financial assets and financial liabilities of a qualifying consolidated CMBS trust using the more observable of the fair value of the financial assets or the fair value of the financial liabilities. The fair value of the financial liabilities is more observable and as such, the Company measures the trust’s financial assets based on the fair value of the financial liabilities, adjusted for the fair value of the Company’s retained beneficial interests.
Changes in the net assets of the consolidated CMBS trusts, including changes attributable to fair value, interest income, interest expense, credit risk and other market factors, are presented on a net basis within Income (loss) from VIE's in the consolidated statements of operations. The assets of the consolidated trust, primarily commercial mortgage loans and related interest accruals, are presented within VIE assets, measured at fair value, and the liabilities of the consolidated trust, primarily obligations to the external CMBS holders and related interest accruals, are presented within VIE liabilities, measured at fair value on the consolidated balance sheets. As the trust assets are measured as a single pool under ASU 2014-13, individual asset categories are not separately presented when doing so would require an arbitrary allocation of fair value.
The Company reassesses its VIE consolidation conclusions on an ongoing basis as facts and circumstances change.
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
June 30, 2026
(Unaudited)

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
June 30, 2026
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
During the six months ended June 30, 2026, the Company did not make any measurement period adjustments.
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
June 30, 2026
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
The estimates above directly impact the amount of identified intangible assets recognized and the related amortization expenses in future periods. Intangible assets acquired had a weighted average useful economic life of 2.7 years. As of June 30, 2026, aggregate intangible assets relating to the Transaction of $73.9 million were recorded in Intangible assets, net on the consolidated balance sheets. The Company may record certain measurement period adjustments, which will be made in the period in which the amounts are determined. The current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the Acquisition Date.
The Company recognized acquisition-related expenses of $1.4 million and $1.5 million for the three and six months ended June 30, 2025, respectively, in Other Expenses, and $0.4 million and $3.3 million for the three and six months ended June 30, 2025, respectively, in Professional Fees on the consolidated statement of operations.
The Company's consolidated financial statements for the three months ended June 30, 2026 include the operations of NewPoint from the Acquisition Date. The following table presents NewPoint's revenue and earnings as reported in the Company's consolidated statement of operations (dollars in thousands):

	Three months ended June 30, 2026	Six months ended June 30, 2026
Revenue	$24,305	$57,606
Net income (loss) attributable to Franklin BSP Realty Trust, Inc.	(7,211)	(3,974)
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

	Three months ended June 30,	Six months ended June 30,
	2025	2025
Revenue	$94,225	$169,210
Net income (loss) attributable to Franklin BSP Realty Trust, Inc.	23,466	52,886
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
June 30, 2026
(Unaudited)

Note 4 - Commercial Mortgage Loans, Held for Investment
Commercial Mortgage Loans, Held for Investment
The following table presents a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (dollars in thousands):

	June 30, 2026	December 31, 2025
Senior loans	$4,279,484	$4,376,873
Mezzanine loans	50,095	44,563
Total gross carrying value of loans	4,329,579	4,421,436
General allowance for credit losses	36,615	34,196
Specific allowance for credit losses	17,842	4,106
Less: Allowance for credit losses	54,457	38,302
Total commercial mortgage loans, held for investment, net	$4,275,122	$4,383,134
For the six months ended June 30, 2026 and year ended December 31, 2025, the activity in the Company's commercial mortgage loans, held for investment carrying values, was as follows (dollars in thousands):

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Amortized cost, beginning of period	$4,421,436	$4,986,750
Acquisitions and originations	744,668	1,156,575
Principal repayments	(777,210)	(1,420,373)
Dispositions	—	(35,116)
Principal charge-off	(2,617)	(32,860)
Deferred fees and other items(1)	(3,027)	(10,304)
Amortization/accretion of fees and other items(1)	4,479	9,557
Transfer to real estate owned(2)	(56,534)	(197,396)
Transfer to held for sale	—	(33,909)
Cost recovery	(1,616)	(1,488)
Amortized cost, end of period	$4,329,579	$4,421,436
Allowance for credit losses, beginning of period	$(38,302)	$(78,083)
General (provision)/benefit for credit losses	(2,419)	12,669
Specific (provision)/benefit for credit losses	(16,353)	(5,748)
Charge offs from specific allowance for credit losses	2,617	32,860
Allowance for credit losses, end of period	$(54,457)	$(38,302)
Total commercial mortgage loans, held for investment, net	$4,275,122	$4,383,134
________________________
(1) Other items primarily consist of purchase discounts or premiums and deferred origination expenses.
(2) For additional details on properties obtained through foreclosure or deed-in-lieu of foreclosure, see Note 8 - Real Estate Owned.
As of June 30, 2026 and December 31, 2025, the Company's total commercial mortgage loan, held for investment, portfolio was comprised of 172 and 169 loans, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Loan Portfolio by Collateral Type and Geographic Region
The following tables present the composition by loan collateral type and region of the Company's commercial mortgage loans, held for investment portfolio (dollars in thousands):

	June 30, 2026		December 31, 2025
Loan Collateral Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$3,467,741	79.8%	$3,434,672	77.5%
Hospitality	432,631	10.0%	515,144	11.6%
Industrial	268,321	6.2%	309,522	7.0%
Office	56,426	1.3%	58,259	1.3%
Retail	—	—%	1,986	—%
Other	118,277	2.7%	115,928	2.6%
Total	$4,343,396	100.0%	$4,435,511	100.0%

	June 30, 2026		December 31, 2025
Loan Region	Par Value	Percentage	Par Value	Percentage
Southeast	$1,733,685	39.9%	$1,832,831	41.4%
Southwest	1,332,898	30.7%	1,431,471	32.3%
Mideast	394,883	9.1%	348,750	7.9%
Far West	160,134	3.7%	239,874	5.4%
New England	137,211	3.2%	125,982	2.8%
Great Lakes	126,749	2.9%	108,095	2.4%
Rocky Mountain	113,030	2.6%	76,180	1.7%
Various(1)	344,806	7.9%	272,328	6.1%
Total	$4,343,396	100.0%	$4,435,511	100.0%
________________________
(1) Represents loans secured by a portfolio of properties located in various parts of the United States.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Allowance for Credit Losses
The following table presents the quarterly changes in the Company's allowance for credit losses for the six months ended June 30, 2026 (dollars in thousands):

		General Allowance for Credit Losses
	Specific Allowance for Credit Losses	Funded	Unfunded	Total	Total Allowance for Credit Losses
December 31, 2025	$4,106	$34,196	$296	$34,492	$38,598
Changes:
Provision/(Benefit)	14,846	(1,358)	38	(1,320)	13,526
Charge offs	(2,617)	—	—	—	(2,617)
March 31, 2026	$16,335	$32,838	$334	$33,172	$49,507
Changes:
Provision/(Benefit)	1,507	3,777	(109)	3,668	5,175
Write offs	—	—	—	—	—
June 30, 2026	$17,842	$36,615	$225	$36,840	$54,682
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
In November 2021, the Company originated a first mortgage loan with a commitment of $39.0 million secured by a multifamily property in Arizona. The loan was identified by management as non-performing and placed on non-accrual status, with an amortized cost of $36.8 million, as of June 30, 2026. The Company recorded a specific allowance for credit losses of $3.1 million on this loan as of June 30, 2026.
In June 2022, the Company originated a first mortgage loan with a commitment of $46.0 million secured by a multifamily property in North Carolina. The loan was identified by management as non-performing and placed on cost recovery status, with an amortized cost of $44.0 million, as of June 30, 2026. The Company recorded a specific allowance for credit losses of
$1.1 million on this loan as of June 30, 2026.
In December 2021, the Company originated a first mortgage loan with a commitment of $82.9 million secured by two multifamily properties in North Carolina. The loan was identified by management as non-performing and placed on cost recovery status, with an amortized cost of $79.8 million, as of June 30, 2026. The Company recorded a specific allowance for credit losses of $13.2 million on this loan as of June 30, 2026.
In October 2022, the Company originated a first mortgage loan with a commitment of $34.3 million secured by a multifamily property in Texas. The loan was identified by management as non-performing and placed on cost recovery status, with an amortized cost of $30.4 million, as of June 30, 2026. The Company recorded a specific allowance for credit losses of $0.4 million on this loan as of June 30, 2026.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

General Allowance for Credit Losses
The Company recorded a total increase in its general allowance for credit losses during the three and six months ended June 30, 2026 of $3.7 million and $2.3 million, respectively. The primary driver for the higher reserve balance for both periods is attributable to worsening economic scenario projections used in our CECL model compared to preceding periods. Changes in the provision for credit losses for the Company’s financial instruments are recorded in (Provision)/benefit for credit losses in the consolidated statements of operations with a corresponding offset to the financial instrument’s amortized cost recorded in the consolidated balance sheet, or as a component of Accounts payable and accrued expenses for unfunded loan commitments.
Past Due Status
The following table presents a summary of the loans amortized cost basis as of June 30, 2026 (dollars in thousands):

	Current	Less than 90 days past due	90 or more days past due(1)	Total
As of June 30, 2026	$3,961,365	$129,948	$238,266	$4,329,579
________________________
(1) Comprised of seven mortgage loans, one of which was collateralized by an office property and the other six by multifamily properties. The mortgage loan collateralized by an office property and four mortgage loans collateralized by multifamily properties have been designated as non-performing.
Non-performing Status
The following table presents the amortized cost basis of our non-performing loans as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025
Non-performing loan amortized cost at beginning of year, January 1	$213,980	$133,230
Addition of non-performing loan amortized cost	280,608	346,323
Less: Removal of non-performing loan amortized cost	150,364	265,573
Non-performing loan amortized cost end of period(1)	$344,224	$213,980
________________________
(1) As of June 30, 2026 and December 31, 2025, the Company had nine and seven loans, respectively, designated as non-performing. As of June 30, 2026, four non-performing loans were placed on cost recovery status, one of which was collateralized by an office property and the other three of which were collateralized by multifamily properties, with a combined specific allowance for credit losses of $14.8 million. The other five were collateralized by multifamily properties and placed on non-accrual status, one of which had a specific allowance for credit losses of $3.1 million. As of December 31, 2025, four non-performing loans were placed on cost recovery status, one of which was collateralized by an office property and the other three by multifamily properties with a combined specific allowance for credit losses of $4.1 million. The other three were collateralized by multifamily properties and placed on non-accrual status with no specific allowance for credit losses.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

All commercial mortgage loans, excluding loans classified as Commercial mortgage loans, held for sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2. As of June 30, 2026 and December 31, 2025, the weighted average risk rating of loans was 2.4 and 2.4, respectively.
The following tables present the par value and amortized cost of our commercial mortgage loans, held for investment as of June 30, 2026 and December 31, 2025, by the Company’s internal risk rating and year of origination (dollars in thousands):

June 30, 2026
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Total Par Value	2026	2025	2024	2023	2022	Prior	Total Amortized Cost	% of Portfolio
1	—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2	136	3,052,832	503,622	1,015,912	945,601	272,009	186,056	119,453	3,042,653	70.3%
3	24	857,649	—	87,476	406,324	42,069	199,479	121,892	857,240	19.8%
4	7	219,798	—	18,582	35,880	—	51,570	113,826	219,858	5.1%
5	5	213,117	—	—	—	—	74,411	135,417	209,828	4.8%
Total	172	$4,343,396	$503,622	$1,121,970	$1,387,805	$314,078	$511,516	$490,588	$4,329,579	100.0%
					Allowance for credit losses				(54,457)
						Total carrying value, net			$4,275,122

December 31, 2025
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Total Par Value	2025	2024	2023	2022	2021	Prior	Total Amortized Cost	% of Portfolio
1	—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2	137	3,213,933	982,678	1,175,376	322,490	387,548	313,728	20,559	3,202,379	72.4%
3	22	848,719	—	305,158	129,792	220,090	178,500	14,756	848,296	19.2%
4	6	246,682	—	—	—	138,889	107,790	—	246,679	5.6%
5	4	126,177	—	—	—	44,483	58,504	21,095	124,082	2.8%
Total	169	$4,435,511	$982,678	$1,480,534	$452,282	$791,010	$658,522	$56,410	$4,421,436	100.0%
					Allowance for credit losses				(38,302)
						Total carrying value, net			$4,383,134

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 5 - Commercial Mortgage Loans, Held for Sale
Commercial Mortgage Loans, Held for sale, Measured at Fair Value
Our commercial mortgage loans, held for sale, measured at fair value ("CML, HFS at fair value") are comprised of both Agency loans and non-Agency loans. Our Agency loans held for sale are typically sold within 60 days of loan origination, while non-Agency loans are generally expected to be sold to third parties or securitized within 180 days of loan origination. The following table shows the aggregate unpaid principal balance and fair value of our mortgage loans, held for sale, measured at fair value (dollars in thousands):

	June 30, 2026		December 31, 2025
	Aggregate UPB	Fair Value	Aggregate UPB	Fair Value
Agency loans	$244,068	$247,392	$324,162	$331,218
Non-Agency loans	4,500	4,450	29,500	29,500
Total commercial mortgage loans, held for sale, measured at fair value	$248,568	$251,842	$353,662	$360,718
As of June 30, 2026 and December 31, 2025, respectively, there were no loans that were 90 days or more past due or on a non-accrual status.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 6 - Mortgage Servicing Rights
Mortgage Servicing Rights (“MSRs”) represent servicing rights retained by the Company for loans it originates and sells. The servicing fees are collected from the monthly payments made by the borrowers. The Company generally receives other remuneration including rights to various loan fees such as late charges, collateral re-conveyance charges, loan prepayment penalties, and other ancillary fees. In addition, the Company earns placement fees on funds held pending remittance related to its collection of loan principal and escrow balances. As of June 30, 2026, the Company had a servicing portfolio consisting of 1,051 loans with an unpaid principal balance of $22.3 billion for which it owns MSRs. As of December 31, 2025, the Company had a servicing portfolio consisting of 1,042 loans with an unpaid principal balance of $21.6 billion for which it owns MSRs.
Activity related to MSRs for the six months ended June 30, 2026 and the year ended December 31, 2025 was as follows (in thousands):

Six Months Ended June 30, 2026
Beginning balance, as of January 1, 2026	$212,216
Additions	13,602
Amortization	(19,863)
Impairment reversal	2,601
Prepayments and write-offs	(3,007)
Ending balance, as of June 30, 2026	$205,549

Year Ended December 31, 2025
Beginning balance, as of January 1, 2025	$—
Acquired MSRs at July 1, 2025	211,545
Additions	26,295
Amortization	(19,434)
Impairment	(2,590)
Prepayments and write-offs	(3,600)
Ending balance, as of December 31, 2025	$212,216
The discount rates used to determine the present value of the MSRs, at recognition, were between 8%-14% (representing a weighted average discount rate of 10.0%) as of June 30, 2026. The weighted average estimated life remaining of the MSRs was 6.1 years as of June 30, 2026. The weighted average estimated life remaining of the MSRs was 6.4 years as of December 31, 2025.
Contractual servicing fees, including late fees, and ancillary fees were $24.5 million for the six months ended June 30, 2026, and are included in servicing fees, net in the consolidated statement of operations. At June 30, 2026, $0 of MSRs were considered impaired. At December 31, 2025, $2.6 million of MSRs were considered impaired.
The expected amortization of capitalized MSRs recorded at June 30, 2026 is as follows (in thousands):

Year	Amortization
2026 (July-December)	$17,857
2027	32,611
2028	26,945
2029	22,263
2030	18,395
Thereafter	87,478
Total	$205,549

Based on scheduled maturities, actual amortization may vary from these estimates.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 7 - Real Estate Securities
Real Estate Securities Classified As Available For Sale
The following is a summary of the Company's real estate securities, available for sale, measured at fair value, as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	CMBS Bonds
	Number of Bonds	Benchmark Interest Rate	Weighted Average Interest Rate	Weighted Average Contractual Maturity (years)	Par Value	Fair Value
June 30, 2026	13	1 Month SOFR	6.60%	9.8	$187,159	$187,247

December 31, 2025	10	1 Month SOFR	6.61%	8.4	$151,362	$151,662
The Company classified its CMBS bonds as available for sale and reports them at fair value in the consolidated balance sheets with changes in fair value recorded in Accumulated other comprehensive income/(loss) in the consolidated balance sheets.
The following table shows the amortized cost, unrealized gain/(loss) and fair value of the Company's CMBS bonds as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
June 30, 2026	$187,905	$43	$(701)	$187,247

December 31, 2025	$151,946	$76	$(360)	$151,662
As of June 30, 2026, the Company held 13 CMBS bonds with an amortized cost basis of $187.9 million and a net unrealized loss of $0.7 million, ten of which were held in a gross unrealized loss position of $0.7 million. As of December 31, 2025, the Company held 10 CMBS bonds with an amortized cost basis of $151.9 million and a net unrealized loss of $0.3 million, seven of which were held in a gross unrealized loss position of $0.4 million. As of June 30, 2026 and December 31, 2025, zero positions had an unrealized loss for a period greater than twelve months. As of June 30, 2026 and December 31, 2025, the fair value of the Company's CMBS bonds that were in an unrealized loss position for less than twelve months was $148.3 million and $105.9 million, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 8 - Real Estate Owned
Real Estate Owned, Held for Investment
The following table summarizes the Company's real estate owned, held for investment assets as of June 30, 2026 and December 31, 2025 (dollars in thousands):

			As of June 30, 2026
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021(1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,929	$(10,934)	$79,690
August 2023	Office	Portland, OR	16,479	2,065	—	(146)	18,398
June 2026(2)	Multifamily	Huntersville, NC	8,000	58,505	—	—	66,505
Total			$27,915	$144,829	$2,929	$(11,080)	$164,593
________________________
See notes below.

			As of December 31, 2025
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021(1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,929	$(9,783)	$80,841
August 2023	Office	Portland, OR	16,479	2,065	—	(120)	18,424
Total			$19,915	$86,324	$2,929	$(9,903)	$99,265
________________________
(1) The Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, Jeffersonville Member, LLC (the “Jeffersonville JV”) to acquire a triple net lease property in Jeffersonville, GA. Refer to Note 18 - Related Party Transactions and Arrangements for details.
(2) During the quarter, the Company obtained the property through foreclosure and classified it as construction-in-progress. The Company recognized a $9.7 million gain within Gain/(loss) on other real estate investments in the consolidated financial statements of operations, primarily related to a fair value adjustment as of the acquisition date.
Depreciation expense for the three and six months ended June 30, 2026 totaled $0.6 million and $1.2 million, respectively. Depreciation expense for the three and six months ended June 30, 2025 totaled $0.6 million and $1.3 million, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Real Estate Owned, Held for Sale
The following table summarizes the Company's real estate owned, held for sale assets and liabilities as of June 30, 2026 and December 31, 2025 (dollars in thousands):

		As of June 30, 2026
Property Type	Primary Location(s)	Assets, Net	Liabilities, Net
Office(1)	Denver, CO	$16,488	$913
Multifamily(2)	Various	100,967	2,727
Total		$117,455	$3,640
____________________
See notes below.

		As of December 31, 2025
Property Type	Primary Location(s)	Assets, Net	Liabilities, Net
Office(1)	Denver, CO	$17,267	$1,321
Multifamily(2)	Various	180,942	3,911
Retail(3)	Various	2,980	217
Total		$201,189	$5,449
________________________
(1) During the three and six months ended June 30, 2026, the Company recognized a net loss of $1.2 million and $1.5 million, respectively, included within Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations primarily related to the fair value write-down of this property.
(2) As of June 30, 2026, the Company's real estate owned, held for sale assets included three multifamily properties that previously collateralized three commercial mortgage loans. During the three and six months ended June 30, 2026, the Company recognized a net loss of $0.8 million and $4.5 million, respectively, included within Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations, primarily related to the fair value write-down and sale of one property.
(3) In November 2022, the Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, BSPRT Walgreens Portfolio, LLC (the "Walgreens JV") to assume a group of 24 retail properties with various locations throughout the United States (the "Walgreens Portfolio"). Refer to Note 18 - Related Party Transactions and Arrangements. The Company sold the final property within the Walgreens Portfolio during the first quarter of 2026. As a result, the Company did not record a loss for the three months ended June 30, 2026 but recorded a $0.5 million loss for the six months ended June 30, 2026 included within Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations.
As of June 30, 2026, the Company has designated certain properties included within the real estate owned business segment as held for sale in accordance with ASC 360. The properties are currently being marketed and sales are probable to occur within one year.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 9 - Equity Method Investments
55 Riverwalk Aker/BSP Venture LLC - The Company holds a 21.01% interest in 55 Riverwalk Aker/BSP Venture LLC (the "55 Riverwalk JV"), a joint venture that is a mixed-use development property consisting of a multifamily apartment complex and retail shopping stores. The 55 Riverwalk JV was formed on December 20, 2024, where the Company made an initial investment of $13.3 million. The Company has received total distributions of $0.8 million as of June 30, 2026. The equity investment in 55 Riverwalk JV has a carrying value of $19.2 million and $13.5 million on the consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.
Garfield PG JV HoldCo LLC - The Company holds a 28.87% interest in Garfield PG JV HoldCo LLC (the "Garfield JV"), a joint venture that is an industrial property for warehousing and distribution. The Garfield JV was formed on May 22, 2025, where the Company made an initial investment of $9.8 million. The Company has received total distributions of $1.0 million as of June 30, 2026. The equity investment in Garfield JV has a carrying value of $12.9 million and $8.6 million on the consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.
NewPoint JV LLC - The Company holds a 8.73% ownership interest in NewPoint JV LLC (the “Bridge JV”), a joint venture with the purpose of investing in multifamily bridge loans. The Company has received total distributions of $2.0 million as of June 30, 2026. The Company has a total commitment of $25.0 million which was completely funded as of June 30, 2026. The equity investment in Bridge JV has a carrying value of $23.8 million and $24.2 million on the consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.
NewPoint + MORE Capital Affordable Fund LLC - The Company holds a 30.06% ownership interest in NewPoint + MORE Capital Affordable Fund LLC (the “Affordable JV”), a joint venture with the purpose of investing in multifamily affordable debt instruments through its subsidiary, NewPoint Impact Fund I LP. The Company has a total capital commitment of $30.0 million to Affordable JV, of which $7.4 million was unfunded as of June 30, 2026. The Company has received total distributions of $2.0 million as of June 30, 2026. The equity investment in Affordable JV has a carrying value of $29.3 million and $25.3 million on the consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.
Zelda PG JV HoldCo LLC - The Company holds a 27.95% interest in Zelda PG JV HoldCo LLC (the "Gardena JV"), a joint venture that is an industrial property for warehousing and distribution. The Gardena JV was formed on March 18, 2026, where the Company made an initial investment of $13.7 million. The Company has received total distributions of $9.6 million as of June 30, 2026. The equity investment in Gardena JV has a carrying value of $4.0 million on the consolidated balance sheets as of June 30, 2026.
The following table provides a summary of the combined financial position of the Company’s equity method investments as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025
Total Assets	$970,458	$1,450,001
Total Liabilities	474,665	918,504
Net Assets/Member's Equity	495,793	531,497
The following provides a summary of the combined results of operations of the Company’s equity method of investments for the three and six months ended June 30, 2026 and 2025, respectively (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total Revenue/Investment Income	$21,743	$—	$48,075	$—
Unrealized Gain/(Loss) from Investments	(5,562)	—	54,713	—
Total Expenses	15,336	—	35,389	—
Net Income/(Loss)	845	—	67,399	—
Net Income/(Loss) attributable to the Company	1,345	—	13,752	—

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 10 - Leases
The Company leases office space, classified as operating leases, in the normal course of business at varying lengths through 2033. Leases are negotiated with third parties and, in some instances, contain renewal, expansion and termination options. As of June 30, 2026 and December 31, 2025, the Company recorded ROU assets of $7.5 million and $8.4 million within Prepaid expenses and other assets, and operating lease liabilities of $9.5 million and $10.5 million within other liabilities, on the consolidated balance sheets, respectively. All lease commencement dates are recorded as of July 1, 2025 in conjunction with the acquisition of NewPoint.

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Lease Cost:
Operating lease cost	$620	$1,208
Variable lease cost	205	419
Net lease cost	$825	$1,627
Other Information
Operating cash outflows from operating leases	$663	$1,322

Weighted-average remaining lease term	5.1
Weighted-average discount rate	6.7%
Operating lease cost is included in Other expenses in the consolidated statement of operations. The discount rate was determined by using the Company's incremental borrowing rate.
The following table shows future minimum payments under the Company's operating leases as of June 30, 2026 (dollars in thousands):

Future Minimum Payments	June 30, 2026
2026 (Six Months Ended December 31, 2026)	$1,320
2027	2,520
2028	2,381
2029	2,004
2030	804
2031 and beyond	2,246
Total Lease Payments	11,275
Less: imputed interest	(1,777)
Total	$9,498
Rental Income
Rental income for the three and six months ended June 30, 2026 totaled $5.5 million and $12.4 million, respectively. Rental income for the three and six months ended June 30, 2025 totaled $8.3 million and $15.1 million, respectively. Rental income is included in Revenue from real estate owned in the consolidated statements of operations.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

The following table summarizes the Company's schedule of future minimum rents on its real estate owned, held for investment properties, to be received under the leases (dollars in thousands):

Future Minimum Rents	June 30, 2026
2026 (Six Months Ended December 31, 2026)	$4,416
2027	8,710
2028	8,884
2029	9,062
2030	9,243
2031 and beyond	79,083
Total future minimum rent	$119,398

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 11 - Goodwill & Other Intangible Assets
Goodwill
The carrying amount of goodwill was as follows (dollars in thousands). The goodwill is attributable entirely to the Agency Business.

	Agency Business	Total
Balance at December 31, 2025	$92,048	$92,048
Goodwill acquired during the period	—	—
Balance at June 30, 2026	$92,048	$92,048

Intangible Assets
The following table summarizes the carrying value of the Company’s intangible assets, as described in Note 2 as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026			December 31, 2025
	Carrying Value	Accumulated Amortization	Total	Carrying Value	Accumulated Amortization	Total
Indefinite lived intangibles:
Agency License Intangibles	$72,500	$—	$72,500	$72,500	$—	$72,500
Finite lived intangibles:
Non-compete Agreements	$5,200	$(5,200)	$—	$5,200	$(3,317)	$1,883
Software development	4,780	(928)	3,852	4,660	(444)	4,216
Intangible lease assets	49,192	(13,678)	35,514	49,192	(12,238)	36,954
Total	$131,672	$(19,806)	$111,866	$131,552	$(15,999)	$115,553

Amortization expense for the three and six months ended June 30, 2026 was $1.2 million and $3.8 million, respectively. Amortization expense for the three and six months ended June 30, 2025 was $0.7 million and $1.4 million, respectively.
The following table summarizes the Company's expected other identified intangible assets, net amortization over the next five years (dollars in thousands):

	Weighted Avg. Life (in Years)	2026 (July - December)	2027	2028	2029	2030
Software development	4.3	478	956	956	956	506
Intangible lease assets	12.3	1,440	2,880	2,880	2,880	2,880
Total		$1,918	$3,836	$3,836	$3,836	$3,386

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 12 - Debt
Below is a summary of the Company's Repurchase facilities and revolving credit facilities - commercial mortgage loans ("Repo and Revolving Credit Facilities"), Mortgage note payable, Other financings and Unsecured debt as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026
Repo and revolving credit facilities - commercial mortgage loans(2):	Capacity	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility(3)	$750,000	$481,069	$18,280	5.84%	07/2027
Atlas Repo Facility	350,000	77,878	5,918	6.26%	01/2027
WF Repo Facility(4)	250,000	—	2,214	N/A	10/2027
Barclays Revolver Facility(5)	100,000	—	62	N/A	09/2026
Barclays Repo Facility(5)	500,000	—	1,856	N/A	03/2028
MS Repo Facility(6)	150,000	—	—	N/A	05/2029
BAML WH Line of Credit(8)	450,000	13,442	1,044	4.92%	06/2027
Fifth Third WH Line of Credit(8)	400,000	56,427	521	4.92%	07/2027
Fifth Third Line of Credit(9)	125,000	—	946	N/A	03/2027
JPM WH Line of Credit(10)	700,000	127,720	1,546	5.00%	01/2027
PNC WH Line of Credit(11)	500,000	45,844	827	4.95%	12/2026
ASAP WH Line of Credit(12)	100,000	—	—	N/A	N/A
Total/Weighted average	$4,375,000	$802,380	$33,214	5.62%
Mortgage note payable:
Debt related to our REO(13)	N/A	$24,186	$767	5.88%	04/2029
Other financings:
Other financings(14)	N/A	$12,865	$388	6.00%	07/2028
Unsecured Debt
Senior Notes(15)(16)	N/A	$107,000	$4,761	Various(15)(16)	Various(15)(16)
Junior Note I(17)	N/A	17,500	675	7.43%	10/2035
Junior Note II(17)	N/A	40,000	1,478	7.23%	12/2035
Junior Note III(17)	N/A	25,000	924	7.23%	09/2036
Total/Weighted average	N/A	$189,500	$7,838	7.74%
________________________
See notes below.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

	December 31, 2025
Repo and revolving credit facilities - commercial mortgage loans(2):	Capacity	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility(3)	$500,000	$439,408	$18,107	6.04%	07/2026
Atlas Repo Facility	350,000	150,744	10,598	6.35%	01/2027
WF Repo Facility(4)	250,000	75,172	1,749	5.22%	10/2027
Barclays Revolver Facility(5)	100,000	—	438	N/A	09/2026
Barclays Repo Facility(5)	500,000	82,602	8,889	5.59%	03/2028
Churchill Repo Facility(7)	—	—	555	N/A	N/A
BAML WH Line of Credit(8)	500,000	9,399	1,210	5.17%	06/2026
Fifth Third WH Line of Credit(8)	400,000	44,007	3,169	5.02%	07/2026
Fifth Third Line of Credit(9)	100,000	15,000	1,265	6.53%	08/2026
JPM WH Line of Credit(10)	700,000	222,831	5,892	5.04%	01/2026
PNC WH Line of Credit(11)	500,000	47,924	1,628	4.99%	12/2026
ASAP WH Line of Credit(12)	100,000	—	—	N/A	N/A
Total/Weighted average	$4,000,000	$1,087,087	$53,500	5.70%
Mortgage note payable:
Debt related to our REO(13)	N/A	$23,998	$1,783	6.87%	10/2026
Other financings:
Other financings(14)	N/A	$12,865	$783	6.00%	07/2028
Unsecured Debt
Senior Notes(15)(16)	N/A	$107,000	$6,158	Various(15)(16)	Various(15)(16)
Junior Note I(17)	N/A	17,500	1,458	7.60%	10/2035
Junior Note II(17)	N/A	40,000	3,195	7.28%	12/2035
Junior Note III(17)	N/A	25,000	1,997	7.28%	09/2036
Total/Weighted average	N/A	$189,500	$12,808	7.81%
________________________
(1) Represents year to date expense and includes amortization of deferred financing costs.
(2) The Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 60% to 75% of the principal amount of the mortgage loan being pledged. These loans are all floating rate at the Secured Overnight Financing Rate ("SOFR") plus an applicable spread. Additionally, the Repo and Revolving Credit Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of both June 30, 2026 and December 31, 2025, the Company was in compliance with all debt covenants.
(3) On May 7, 2026, the Company extended the maturity date to July 27, 2027. There is one one-year extension option remaining.
(4) There are three one-year extension options.
(5) There is one one-year extension option.
(6) On May 27, 2026, the Company entered into a master repurchase agreement ("MRA") with Morgan Stanley Mortgage Capital Holdings LLC, with a maximum facility amount of $150.0 million and an initial three year term with two one-year extension options.
(7) On October 21, 2025, the Company terminated the Churchill MRA.
(8) Collateralized by a first lien on the Company’s interest in the mortgage loans that it originates. Advances cannot exceed 100% of the principal amounts of the mortgage loans originated by the Company and must be repaid at the earlier of the sale or other disposition of the mortgage loans or at the expiration date of the Line of Credit.
(9) Operating line that is secured by an equity interest in NewPoint Real Estate Capital LLC ("NPREC").
(10) On January 31, 2026, the Company extended the maturity date to January 29, 2027.
(11) Collateralized by a first lien on the Company’s interest in the mortgage loans that it originates.
(12) The Company has a $100.0 million ASAP agreement with Fannie Mae providing us with a warehousing credit facility for mortgage loans that are to be sold to Fannie Mae and serviced under the Fannie Mae DUS program. The ASAP agreement is not a committed line, has no expiration date and bears interest at SOFR + 1.50%, with a 0.25% SOFR floor.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

(13) Relates to a mortgage note payable in Jeffersonville JV, a consolidated joint venture. The loan has a principal amount of $113.6 million of which $89.4 million of the loan is owned by the Company and was eliminated in our consolidated financial statements (see Note 8 - Real Estate Owned). On April 9, 2026, the Company refinanced the mortgage note, upsized the capacity and extended the maturity date to April 9, 2029 for the Company and the affiliated fund (see Note 18 - Related Party Transactions and Arrangements).
(14) Comprised of one note-on-note financing via a participation agreement. From inception of the loan, the Company's outstanding loan could increase as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The contractual maturity date of this loan is July 2028.
(15) During the second quarter of 2025, the Company issued $82.0 million of 8.25% fixed-rate senior unsecured notes. These notes mature on April 25, 2030.
(16) During the second quarter of 2025, the Company issued $25.0 million of floating-rate senior unsecured notes. As of June 30, 2026, the interest rate on these notes was SOFR + 4.00%. These notes mature on April 25, 2028.
(17) The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option. Interest paid on unsecured junior debt totaled $1.5 million and $3.1 million for the three and six months ended June 30, 2026, respectively.
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
Below is a summary of the Company's MRAs which were included in Repurchase agreements - real estate securities in the Company's consolidated balance sheets as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged(1)	Weighted Average Interest Rate	Weighted Average Days to Maturity
JP Morgan Securities LLC	$31,714	$590	$38,041	4.52%	10
Wells Fargo Securities, LLC	—	—	—	—%	0
Barclays Capital Inc.	30,688	623	38,448	4.75%	8
Lucid Prime Fund	36,314	1,270	42,779	4.44%	16
Santander Securities	97,822	2,116	116,950	4.43%	12
Total/Weighted Average	$196,538	$4,599	$236,218	4.50%	12
________________________
See note below

	December 31, 2025
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged(1)	Weighted Average Interest Rate	Weighted Average Days to Maturity
JP Morgan Securities LLC	$7,856	$1,278	$9,254	4.63%	29
Wells Fargo Securities, LLC	—	2,288	—	—%	0
Barclays Capital Inc.	25,044	1,510	31,386	4.83%	25
Lucid Prime Fund	54,718	1,644	65,324	4.67%	15
Santander Securities	99,753	1,294	119,880	4.60%	14
Total/Weighted Average	$187,371	$8,014	$225,844	4.65%	16
________________________
(1) Includes $49.0 million and $74.2 million of CMBS bonds, held by the Company, which is eliminated through consolidation of the related CLO's on the Company's consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Collateralized Loan Obligation
The following table represents the terms of the notes issued by 2023-FL10 Issuer, 2024-FL11 Issuer, 2025-FL12 Issuer and 2026-FL13 Issuer (collectively the “CLOs”), as of June 30, 2026 and December 31, 2025:

	June 30, 2026
CLO Facility	Number of Loans in pool(1)	Benchmark interest rate	Weighted Average Spread	Par Value	Par Value Outstanding(2)	Principal Balance of Collateralized Mortgage Assets	Maturity Dates
2023-FL10 Issuer	27	AVG SOFR	2.92%	717,243	355,541	534,854	9/15/2035
2024-FL11 Issuer	35	Term SOFR	1.99%	886,176	886,176	1,021,614	7/15/2039
2025-FL12 Issuer	61	Term SOFR	1.61%	947,189	947,189	1,002,235	4/17/2043
2026-FL13 Issuer	45	Term SOFR	1.76%	778,094	778,094	879,966	10/18/2043
				$3,328,702	$2,967,000	$3,438,669

	December 31, 2025
CLO Facility	Number of Loans in pool(1)	Benchmark interest rate	Weighted Average Spread	Par Value	Par Value Outstanding(2)	Principal Balance of Collateralized Mortgage Assets	Maturity Dates
2022-FL8 Issuer	21	AVG SOFR	2.07%	960,000	370,348	609,074	2/15/2037
2023-FL10 Issuer	32	Term SOFR	2.68%	717,243	553,214	715,694	9/15/2035
2024-FL11 Issuer	38	Term SOFR	1.99%	886,176	886,176	1,024,380	7/15/2039
2025-FL12 Issuer	50	Term SOFR	1.67%	947,189	947,189	1,046,909	4/17/2043
				$3,510,608	$2,756,927	$3,396,057
________________________
(1) Loan assets may be pledged towards one or multiple CLO pool.
(2) Excludes $277.0 million and $366.1 million of CLO notes held by the Company, which are eliminated in Collateralized loan obligations in the consolidated balance sheet as of June 30, 2026 and December 31, 2025, respectively.
On April 15, 2026, the Company called the outstanding notes issued by BSPRT 2022-FL8 Issuer, Ltd., a wholly owned indirect subsidiary of the Company. The outstanding principal of the notes on the date of the call was $289.2 million. The Company recognized all the remaining unamortized deferred financing costs of $0.9 million recorded within the Realized gain/(loss) on extinguishment of debt in the consolidated statements of operations, which was a non-cash charge.
On April 15, 2026, BSPRT 2026-FL13 Issuer, LLC, a wholly-owned indirect subsidiary of the Company, entered into an indenture with a subsidiary of the OP, as advancing agent, Wilmington Trust, National Association, as trustee, Computershare Trust Company, National Association, as note administrator, and Computershare Trust Company, National Association, as custodian and in other capacities, which governs the issuance of approximately $880.4 million principal balance secured floating rate notes, of which $778.1 million were purchased by third party investors and $102.3 million were purchased by a wholly-owned subsidiary of the OP. In addition, concurrently with the issuance of the notes, BSPRT 2026-FL13 Issuer, LLC also issued 59,431 preferred shares, par value of $0.001 per share and with an aggregate liquidation preference and notional amount equal to $1,000 per share, which were not offered as part of closing the indenture. For U.S. federal income tax purposes, BSPRT 2026-FL13 Issuer, LLC is a disregarded entity.
The below table reflects the total assets and liabilities of the Company's outstanding CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of June 30, 2026 and December 31, 2025 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE. The VIEs are non-recourse to the Company.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

	June 30, 2026	December 31, 2025
Assets (dollars in thousands)
Cash and cash equivalents(1)	$80,890	$51,153
Commercial mortgage loans, held for investment, net(2)	3,245,578	3,317,040
Accrued interest receivable	14,654	18,302
Total Assets	$3,341,122	$3,386,495

Liabilities (dollars in thousands)
Notes payable(3)(4)	$3,244,040	$3,123,046
Accrued interest payable	7,829	8,857
Total Liabilities	$3,251,869	$3,131,903
________________________
(1) Includes $80.2 million and $50.5 million of cash held by the servicer related to CLO loan payoffs as of June 30, 2026 and December 31, 2025, respectively.
(2) The balance is presented net of allowance for credit losses of $15.2 million and $15.4 million as of June 30, 2026 and December 31, 2025, respectively.
(3) Includes $277.0 million and $366.1 million of CLO notes, held by the Company, which are eliminated in Collateralized loan obligations of the consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.
(4) The balance is presented net of deferred financing cost and discount of $23.4 million and $21.3 million as of June 30, 2026 and December 31, 2025, respectively. The deferred financing costs are amortized over the expected lifetime of each CLO.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 13 - Allowance for Loss Sharing
The Company has risk-sharing obligations on substantially all loans originated under the Fannie Mae DUS program. Servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees received for loans with no risk-sharing obligations.
When a loan is sold under the Fannie Mae DUS program, the Company undertakes an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is removed only upon either the expiration or settlement of the guarantee. At June 30, 2026 and December 31, 2025, we had $1.8 million and $1.7 million, respectively, of guarantee obligations included in the allowance for loss-sharing obligations.
In addition to and separately from the fair value of the guarantee, the Company estimates an allowance for loss-sharing under CECL over the contractual period in which we are exposed to credit risk. The general reserve related to loss-sharing was based on a collective pooling basis with similar risk characteristics, a reasonable and supportable forecast and a reversion period based on our average historical losses through the remaining contractual term of the portfolio. In instances where payment under the loss-sharing obligations of a loan is determined to be probable and estimable (as the loan is probable of, or is, in foreclosure), we record a liability for the estimated loss-sharing specific reserve. At June 30, 2026 and December 31, 2025, our allowance for loss-sharing obligations related to the specific reserve was $8.3 million and $9.3 million, respectively.
At June 30, 2026 and December 31, 2025, our allowance for loss-sharing obligations associated with expected losses under CECL was $9.4 million and $8.4 million, respectively, and represented 0.12% and 0.11%, respectively, of our Fannie Mae servicing portfolio. During the three months ended June 30, 2026, we recorded an increase in CECL reserves of $2.2 million.
At June 30, 2026 and December 31, 2025, the unpaid principal balance outstanding of loans sold with loss sharing under the DUS program was approximately $7.9 billion, respectively. The Company’s internal credit risk rating process is used to classify loans and commitments according to the degree of credit risk associated with the ability of the borrower to repay. If payment is required under this program, the Company would not have a contractual interest in the collateral underlying the commercial mortgage loan on which the loss occurred, although the value of the collateral is taken into account in determining the Company’s share of such losses.
A summary of the Company’s allowance for loss sharing for the six months ended June 30, 2026 and for the year ended December 31, 2025 are as follows (dollars in thousands):

	General Reserve	Specific Reserve	Total
Balance at January 1, 2026	$10,151	$9,333	$19,484
Provision/(benefit) for loss sharing	982	(1,057)	(75)
Balance at June 30, 2026	$11,133	$8,276	$19,409

	General Reserve	Specific Reserve	Total
Balance at January 1, 2025	$—	$—	$—
Allowance acquired in acquisition	11,919	11,667	23,586
Provision/(benefit) for loss sharing	(1,768)	(2,334)	(4,102)
Balance at December 31, 2025	$10,151	$9,333	$19,484

As of June 30, 2026, the maximum quantifiable allowance for loss sharing associated with the Company’s guarantees under the Fannie Mae DUS agreement and the Loss Sharing Agreement was $1.2 billion from a total recourse at risk pool of $7.9 billion. The maximum quantifiable allowance for loss sharing is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.
For U.S. Treasury securities classified as HTM, the Company does not record an allowance for credit losses as the expectation of nonpayment of the amortized cost basis, based on historical losses, adjusted for current conditions and reasonable and supportable forecasts, is zero.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 14 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income/(loss) is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2026 and 2025, respectively (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic Numerator	2026	2025	2026	2025
Net income/(loss)	$16,275	$24,384	$28,567	$48,089
Net (income)/loss from non-controlling interest	(706)	(1,183)	(1,018)	(830)
Less: Preferred stock dividends	(5,916)	(6,748)	(11,832)	(13,496)
Net income/(loss) applicable to common stock	$9,653	$16,453	$15,717	$33,763
Less: Participating securities' share in earnings	(327)	(522)	(653)	(1,046)
Basic net income/(loss) applicable to common stockholders	$9,326	$15,931	$15,064	$32,717

Diluted Numerator
Basic net income/(loss) applicable to common stockholders	$9,326	$15,931	$15,064	$32,717
Add: Net income/(loss) from non-controlling interest - OP Units	898	—	1,518	—
Diluted net income/(loss) applicable to common stockholders	$10,224	$15,931	$16,582	$32,717

Denominator
Weighted-average common shares outstanding for basic earnings per share	76,367,888	82,181,403	78,137,174	82,117,897
Weighted-average common shares outstanding for diluted earnings per share(1)(2)	84,753,839	82,181,403	86,523,125	82,117,897
Basic earnings per share	$0.12	$0.19	$0.19	$0.40
Diluted earnings per share	$0.12	$0.19	$0.19	$0.40
________________________
(1) The effect of the weighted average dilutive shares excluded restricted shares and stock units for the three months ended June 30, 2026 and 2025 of 38,381 and 45,576, respectively, as the effect was anti-dilutive. Weighted average dilutive shares excluded restricted shares and stock units as of the six months ended June 30, 2026 and 2025 of 57,679 and 133,619 respectively, as the effect was anti-dilutive. Additionally, the effect of dilutive shares excluded 5,370,498 weighted average common share equivalents of convertible preferred stock for the three and six months ended June 30, 2026 and 2025, respectively, as the effect was anti-dilutive.
(2) The effect of the weighted average dilutive shares included Class A units of FBRT OP LLC for the three and six months ended June 30, 2026 of 8,385,951 as the effect was dilutive.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 15 - Redeemable Convertible Preferred Stock and Equity Transactions
The following table presents the summary of the Company's outstanding shares of redeemable convertible preferred stock, perpetual preferred stock, and common stock as of June 30, 2026 and December 31, 2025 (in thousands, except share and per share amounts):

	Balance as of		Shares Outstanding as of		Second Quarter 2026 Dividend Per Share(1)
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Redeemable Convertible Preferred Stock:
Series H Preferred Stock(2)	$89,748	$89,748	17,950	17,950	$59.84
Perpetual Preferred Stock:
Series E Preferred Stock	$258,742	$258,742	10,329,039	10,329,039	$0.46875
Common Stock:
Common Stock - at par value(3)(4)	$750	$808	75,436,265	81,553,982	$0.20
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
(4) During three months ended June 30, 2026, the Company repurchased 1,838,855 shares of common stock at a net average price of $8.70 per share, for a total of $16.0 million. During the six months ended June 30, 2026, the Company repurchased 6,200,451 shares of common stock at a net average price of $9.00 per share, for a total of $55.8 million. All of these shares were retired upon settlement, reducing the total outstanding shares as of June 30, 2026. See discussion in the "Stock Repurchases" section below.
During the six months ended June 30, 2026 and 2025, the Company paid an aggregate of $44.9 million and $59.2 million, respectively, of common stock distributions comprised of quarterly common dividends of $0.20 per share and $0.355 per share, respectively.
Stock Repurchases
In February 2026, and again in April 2026, the Company’s board of directors reauthorized the Company's share repurchase program to provide $50.0 million available for share repurchases through December 31, 2026. The Company’s share repurchase program authorizes share repurchases at prices below the most recently reported book value per share as determined in accordance with GAAP. Repurchases made under the program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any purchases by the Company will be determined by the Company in its reasonable business judgment and consistent with the exercise of its legal duties and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company share repurchase program will remain open until it expires or until the capital committed to the applicable repurchase program has been exhausted, whichever is sooner. Repurchases under the Company’s share repurchase program may be suspended from time to time at the Company’s discretion without prior notice. As of June 30, 2026, the Company had $34.0 million remaining under the share repurchase program.
The following table is a summary of the Company's repurchase activity of its common stock during the six months ended June 30, 2026.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

	Six Months Ended June 30, 2026
	Shares	Amount (1)(2)
Beginning of period, authorized repurchase amount(3)		$89,822
Repurchases paid	6,200,451	$(55,823)
Remaining as of June 30, 2026		$33,999

(1) For the six months ended, June 30, 2026 the net average purchase price was $9.00 per share.
(2) Amount includes commissions paid associated with share repurchases.
(3) In February 2026 and again in April 2026, the Company’s Board of Directors reauthorized the Company's share repurchase program, authorizing the repurchase of up to $50.0 million of the Company's common stock through December 31, 2026. At the time of the April 2026 reauthorization, $10.2 million remained available under the prior authorization.

Dividend Reinvestment and Direct Stock Purchase Plan
The Company has adopted a dividend reinvestment and direct stock purchase plan ("DRIP") under which we registered and reserved for issuance, in the aggregate, up to 63,000,000 shares of common stock. Under the dividend reinvestment component of this plan, the Company's common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of common stock (which shares, at the Company's option, are either issued directly from the Company or purchased by the administrator on the open market). The direct stock purchase component allows stockholders, subject to the Company's approval, to purchase shares of common stock directly from us. During the three months ended June 30, 2026 and 2025, no shares of common stock were issued by the Company, and 27,050 and 42,486 shares of common stock, respectively, were purchased in the open market by the DRIP administrator and allocated to DRIP participants under the dividend reinvestment component of the DRIP. During the six months ended June 30, 2026 and 2025, no shares of common stock were issued by the Company, and 69,509 and 80,497 shares of common stock, respectively, were purchased in the open market by the DRIP administrator and allocated to DRIP participants under the dividend reinvestment component of the DRIP.
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
As of June 30, 2026, the Company had not sold any shares of common stock under the ATM program, and common stock with an aggregate sales price of $200 million remains available for issuance pursuant to the ATM program.
Non-Controlling Interest
In connection with the Company's acquisition of NewPoint on July 1, 2025, the Company issued 8,385,951 OP Units, providing those unit holders interest in the operating partnership. The OP Unit holders have the right to redeem their OP Units, for either shares of common stock or cash, at the Company's option and subject to certain restrictions. In the event OP Units are redeemed, one OP Unit is equal to one share of the Company’s common stock, or cash equal to the fair value of a share of the Company’s common stock at the time of redemption. When an OP Unit holder redeems an OP Unit, non-controlling interests in the operating partnership is reduced and the Company’s equity is increased. As of June 30, 2026, the non-controlling interest OP Unit holders owned 8,385,951 OP Units.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Accumulated Other Comprehensive Income/(Loss)
The following table sets forth the changes in accumulated other comprehensive income/(loss) related to the Company's real estate securities, available for sale, measured at fair value for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	For The Three Months Ended
	June 30, 2026	June 30, 2025
Balance, Beginning of Period	$(1,056)	$(318)
Other comprehensive income/(loss)	398	(21)
Reclassification adjustment for amounts included in net income/(loss)	—	43
Balance, End of Period	$(658)	$(296)

	For the Six Months Ended
	June 30, 2026	June 30, 2025
Balance, Beginning of Period	$(284)	$79
Other comprehensive income/(loss)	(374)	(418)
Reclassification adjustment for amounts included in net income/(loss)	—	43
Balance, End of Period	$(658)	$(296)

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 16 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans, Held for Investment
As of June 30, 2026, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	June 30, 2026	December 31, 2025
2026	$21,407	$77,167
2027	97,452	132,465
2028	155,460	195,100
2029	10,927	9,147
2030 and beyond	—	—
Total	$285,246	$413,879
The borrowers are generally required to meet or maintain certain metrics in order to qualify for the unfunded commitment amounts.
Unfunded Commitments Under Commercial Mortgage Loans, Held for Sale
Commitments to extend credit by the Company are generally agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Occasionally, the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. As of June 30, 2026, the Company had $29.1 million and $484.7 million of unfunded commitments to fund loans and sell loans, net, respectively.
Mortgage Impairment Insurance
As of June 30, 2026, the Company carried mortgage impairment and mortgagees’ errors and omissions insurance each with a limit of $50 million. Mortgage impairment insurance provides the Company with hazard insurance coverage for mortgage loan collateral in the event of a catastrophe for which the borrowers insurance does not provide sufficient coverage to protect the Company from loss on loans originated under the Fannie Mae DUS program.
Mortgage Bankers Bond
As of June 30, 2026, the Company carried a mortgage bankers bond, combining the fidelity bond and mortgagees errors and omissions insurance, with a limit of $65 million.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

On February 26, 2026, the Company and certain of its officers were named as defendants in a putative securities class action complaint (the “securities class action”) filed in the United States District Court for the Eastern District of New York (the “Court”).  The complaint, captioned Robert Moses v. Franklin BSP Realty Trust, Inc., et al., asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company believes the securities class action is without merit and intends to vigorously defend itself. The Company believes the securities class action will not have a material impact on its financial condition, operating results or cash flows.
On May 8, 2026, the Company and its officers and directors were named as defendants in a related derivative shareholder complaint filed in the Court. The complaint, captioned John E. Traina, derivatively on behalf of Franklin BSP Realty Trust, Inc. vs. the Company and its Officers and Directors, alleges that the board of directors breached its fiduciary duties by allowing management to make the allegedly false statements at issue in the securities class action. The Company similarly believes this derivative action is without merit. At present it has been stayed, and if FBRT is successful in dismissing the securities class action this derivative action will be dismissed, as well.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 17 - Servicing Revenue
The components of servicing revenue are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Servicing and ancillary fees	$12,963	$—	$25,656	$—
Interest on escrows	7,963	—	14,821	—
MSR payoffs	(1,490)	—	(3,007)	—
MSR amortization	(9,778)	—	(19,863)	—
MSR impairment reversal	—	—	2,601	—
Total servicing revenue, net	$9,658	$—	$20,208	$—

As of June 30, 2026 and December 31, 2025, the weighted average servicing fee was 8.9 basis points and 9.2 basis points, respectively. At June 30, 2026 and December 31, 2025, total escrow and reserve balances were approximately $1.2 billion and $921 million, respectively, none of which are included in our consolidated balance sheets. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn placement fees on the total escrow deposits, which is generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Placement fees earned on total escrows, net of interest paid to the borrower, is included as a component of servicing revenue, net in the consolidated statements of income as noted in the table above.

Product type concentrations that impact our servicing revenue are as follows ($ in millions):

Product Type Considerations
	June 30, 2026			December 31, 2025
	UPB	% of Total	Annualized Effective Service Fee Rate	UPB	% of Total	Annualized Effective Service Fee Rate
Fannie Mae	$7,935	13%	0.41%	$7,860	16%	0.42%
Ginnie Mae	5,268	9%	0.31%	5,125	11%	0.35%
Freddie Mac	9,074	15%	0.13%	8,649	18%	0.15%
Bridge	401	1%	0.09%	836	2%	0.16%
Affordable	481	1%	0.13%	425	1%	0.26%
Benefit Street Partners(1)	10,909	18%	0.17%	130	—%	0.06%
Private Label	25,770	43%	0.04%	24,821	52%	0.04%
Total/Weighted Average	$59,838	100%	0.15%	$47,846	100%	0.14%
________________________
(1) Represents the bridge book serviced for the Company's affiliates, including $4.6 billion of the $10.9 billion serviced for a wholly owned subsidiary; related revenue is eliminated in consolidation.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Geographic concentrations that impact our servicing revenue are as follows:

Geographic Considerations
	June 30, 2026	December 31, 2025
	% of Total	% of Total
New York	14.2%	15.2%
Texas	11.2%	11.0%
California	7.4%	7.2%
Maryland	6.9%	8.5%
Florida	6.2%	5.7%
Virginia	6.0%	5.8%
New Jersey	4.8%	5.4%
Other(3)	43.3%	41.2%
Total	100.0%	100.0%
________________________
(3) No other individual state represented 5% or more of the total.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three and six months ended June 30, 2026 and 2025 and the associated payable as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		(Payable)/Receivable as of
	2026	2025	2026	2025	June 30, 2026	December 31, 2025
Acquisition expenses(1)	$415	$175	$586	$474	$—	$—
Administrative services expenses	2,028	3,884	4,362	7,232	(2,111)	(3,556)
Asset management and subordinated performance fee	5,969	5,537	12,023	12,092	(5,969)	(6,594)
Other related party expenses(2)(3)	364	332	1,258	848	(2,719)	(2,275)
Referral Fee Income	278	—	478	—	278	371
________________________
(1) Total acquisition expenses paid during the three months ended June 30, 2026 and 2025 were $1.3 million and $0.8 million, respectively, of which $0.9 million and $0.6 million, were capitalized within the Commercial mortgage loans, held for investment and Real estate securities, available for sale, measured at fair value lines of the consolidated balance sheets. Total acquisition expenses paid during the six months ended June 30, 2026 and 2025 were $3.2 million and $2.4 million, respectively, of which $2.6 million and $1.9 million were capitalized within the Commercial mortgage loans, held for investment and Real estate securities, available for sale, measured at fair value lines of the consolidated balance sheets.
(2) These are related to reimbursable costs incurred related to the increase in loan origination activities and are included in Other expenses in the Company's consolidated statements of operations.
(3) As of June 30, 2026 and December 31, 2025, the related party payables included (i) $1.7 million and $1.8 million, respectively, of payments made by the Advisor to third party vendors on behalf of the Company (ii) $1.0 million and $0.2 million of fees per the fee arrangement agreement between the Advisor and the Company.
The payables as of June 30, 2026 and December 31, 2025, in the table above are included in Due to affiliates on the Company's consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Other Transactions
In the third quarter of 2021, the Company and an affiliate of the Company entered into the Jeffersonville JV to acquire a $139.5 million triple net lease property in Jeffersonville, GA. The Company has a 79% interest in the Jeffersonville JV, while the affiliate has a 21% interest. The Company invested a total of $109.8 million, made up of $88.7 million in debt and $21.1 million in equity, representing 79% of the ownership interest in the Jeffersonville JV. The affiliated fund made up the remaining $29.8 million composed of a $24.0 million mortgage note payable and $5.8 million in non-controlling interest. The Company refinanced the mortgage note in April 2026, where the notes were upsized for the Company and the affiliated fund to $89.4 million and $24.2 million, respectively. The Company has majority control of Jeffersonville JV and, therefore, consolidates the accounts of Jeffersonville JV into its consolidated financial statements. The Company's $89.4 million mortgage note payable to Jeffersonville JV is eliminated in consolidation (see Note 12 - Debt).
Pursuant to the Company's 2021 Incentive Plan, in the first quarter of 2026 the Company issued awards of restricted stock units to its officers and certain other personnel of the Advisor who provide services to the Company under the Advisory Agreement.
As of June 30, 2026 and December 31, 2025, our commercial mortgage loans, held for investment, included an aggregate of $37.1 million and $37.1 million, respectively, carrying value of loans to affiliates of our Advisor. For the three and six months ended June 30, 2026, the Company recognized $0.7 million and $1.3 million, respectively, of interest income from these loans in the Company's consolidated statement of operations. For the three and six months ended June 30, 2025, the Company recognized $0.7 million and $1.4 million, respectively, of interest income from these loans in the Company's consolidated statement of operations.
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
For the three and six months ended June 30, 2026, the Company, through its Agency Business segment, earned $1.2 million and $2.0 million, respectively, of servicing fee income from loans owned by its affiliates.
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
June 30, 2026
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
June 30, 2026
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
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no material transfers between levels within the fair value hierarchy during the periods ended June 30, 2026 and December 31, 2025.
Consolidated VIE assets, at fair value are valued through the use of observable inputs over unobservable inputs. The individual assets of a VIE are inherently incapable of precise measurement given their illiquid nature and the limitations on available information related to these assets. Because our methodology for valuing these assets does not value the individual assets of the VIE, but rather uses the value of the VIE liabilities as an indicator of the fair value of VIE assets as a whole, we have determined that our valuation of VIE assets in their entirety should be classified in Level III of the fair value hierarchy.
Consolidated VIE liabilities, at fair value represent bonds that are not owned by the Company. The majority of these are either traded in the marketplace or can be analogized to similar securities that are traded in the marketplace. The Company utilizes third party pricing service providers for valuing these liabilities. In order to determine whether to utilize the valuations provided by third parties, we conduct an ongoing evaluation of their valuation methodologies and processes, as well as a review of the individual valuations themselves. In evaluating third party pricing for reasonableness, we consider a variety of factors, including market transaction information for the particular bond, market transaction information for bonds within the same trust, market transaction information for similar bonds, the bond’s ratings and the bond’s subordination levels.
If the minority portion of the bonds consist of unrated or non-investment grade bonds that are not owned by us, pricing may be either Level II or Level III. If independent third party pricing similar to that noted above is available, we consider the valuation to be Level II. If such third party pricing is not available, the valuation is generated from model-based techniques that use significant unobservable assumptions, and we consider the valuation to be Level III. For VIE liabilities classified as Level III, valuation is determined based on discounted expected future cash flows which take into consideration expected yields based on market transaction information, ratings, subordination levels, vintage and current market spread. VIE liabilities may shift between Level II and Level III of the fair value hierarchy if the significant fair value inputs used to price the VIE liabilities become or cease to be observable.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of June 30, 2026 and December 31, 2025 (dollars in thousands).

	June 30, 2026
	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$187,247	$—	$187,247	$—
Commercial mortgage loans, held for sale, measured at fair value - non-Agency	4,450	—	—	4,450
Treasury Notes	10	10	—	—
Commercial mortgage loans, held for sale, measured at fair value - Agency	247,392	—	—	247,392
Loan commitments	10,349	—	—	10,349
Forward sale commitments	1,805	—	—	1,805
VIE assets, measured at fair value(1)	541,121	—	—	541,121
Total assets, at fair value	$992,374	$10	$187,247	$805,117

Liabilities, at fair value
Credit default swaps	$66	$—	$66	$—
Forward sale commitments	7,422	—	—	7,422
VIE liabilities, measured at fair value(2)	513,716	—	513,716	—
Total liabilities, at fair value	$521,204	$—	$513,782	$7,422

	December 31, 2025
	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$151,662	$—	$151,662	$—
Commercial mortgage loans, held for sale, measured at fair value - non-Agency	29,500	—	—	29,500
Commercial mortgage loans, held for sale, measured at fair value - Agency	331,218	—	—	331,218
Loan commitments	10,518	—	—	10,518
Forward sale commitments	797	—	—	797
Total assets, at fair value	$523,695	$—	$151,662	$372,033

Liabilities, at fair value
Treasury notes	$28	$28	$—	$—
Credit default swaps	714	—	714	—
Forward sale commitments	6,209	—	—	6,209
Total liabilities, at fair value	$6,951	$28	$714	$6,209
________________________
(1) Excludes accrued interest receivable of $2.9 million as of June 30, 2026.
(2) Excludes accrued interest payable of $2.7 million as of June 30, 2026.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of June 30, 2026 and December 31, 2025 (dollars in thousands).

	June 30, 2026
Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs(1)	Weighted Average	Range
Commercial mortgage loans, held for sale, measured at fair value - Non-Agency	$4,450	Discounted Cash Flow	Yield	6.24%	6.24%
Commercial mortgage loans, held for sale, measured at fair value - Agency	$247,392	Discounted Cash Flow	Discount rate	4.88%	3.55% - 6.61%
Loan commitments and forward sale commitments, net	$4,732	Discounted Cash Flow	Discount rate	4.88%	3.55% - 6.61%
Commercial mortgage loans, at fair value	$541,121	Discounted Cash Flow	Yield	5.86%	3.16% - 21.88%

	December 31, 2025
Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs(1)	Weighted Average	Range
Commercial mortgage loans, held for sale, measured at fair value - Non-Agency	$29,500	Discounted Cash Flow	Yield	6.56%	6.42% - 7.25%
Commercial mortgage loans, held for sale, measured at fair value - Agency	$331,218	Discounted Cash Flow	Discount rate	4.81%	4.07% - 6.28%
Loan commitments and forward sale commitments	$5,106	Discounted Cash Flow	Discount rate	4.81%	4.07% - 6.28%
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets. The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	June 30, 2026
	CML, HFS, measured at fair value - Non-Agency	CML, HFS, measured at fair value - Agency	Loan Commitments	Forward Sale Commitments	CML, at fair value
Beginning balance, January 1, 2026	$29,500	$331,218	$10,518	$(5,413)	$—
Transfers into Level III	—	—	—	—	157,413
Originations	329,500	1,047,344	15,157	(204)	—
Sales/paydowns	(203,654)	(1,131,170)	(15,326)	—	—
Consolidation of CMBS trust	—	—	—	—	387,743
Realized and unrealized gain/(loss) included in earnings	6,517	—	—	—	(4,035)
Transfers out of Level III	(157,413)	—	—	—	—
Ending Balance, June 30, 2026	$4,450	$247,392	$10,349	$(5,617)	$541,121

	December 31, 2025
	CML, HFS, measured at fair value - Non-Agency	CML, HFS, measured at fair value - Agency	Loan Commitments	Forward Sale Commitments
Beginning balance, January 1, 2025	$87,270	$—	$—	$—
Transfers into Level III	—	422,011	4,268	—
Originations	411,650	3,225,586	32,961	(5,413)
Sales/paydowns	(487,529)	(3,316,379)	(26,711)	—
Realized and unrealized gain/(loss) included in earnings	18,109	—	—	—
Transfers out of Level III(1)	—	—	—	—
Ending Balance, December 31, 2025	$29,500	$331,218	$10,518	$(5,413)
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

The significant unobservable input used for the income approach is the exit capitalization rate assumptions, which ranged from 5.00% - 9.50%. The significant unobservable input used for the market approach is the estimated fair value less cost to sell based on a negotiated price from an anticipated buyer.
As of June 30, 2026, the Company's Real estate owned, held for sale assets and liabilities, had a fair value of $115.7 million, net, that represented three multifamily properties and one office property. As of December 31, 2025, the Company's real estate owned, held for sale assets and liabilities had a fair value of $198.9 million, net, representing the one remaining retail property in the Walgreens Portfolio, four multifamily properties and one office property.
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
Financial Instruments Not Measured at Fair Value
The Company's financial assets and liabilities that are not reported at fair value in the consolidated balance sheets are reported below as of June 30, 2026 and December 31, 2025 (dollars in thousands):

		June 30, 2026			December 31, 2025
		Level	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value
Commercial mortgage loans, held for investment(1)	Asset	III	$4,329,579	$4,317,310	III	$4,421,436	$4,411,871
Pledged investment securities	Asset	I	23,356	24,426	I	20,483	21,175
Collateralized loan obligations(2)	Liability	II	2,943,642	2,969,467	II	2,735,582	2,757,931
Mortgage note payable	Liability	III	24,186	24,186	III	23,998	23,998
Other financings	Liability	III	12,865	12,865	III	12,865	12,865
Unsecured debt	Liability	III	185,923	174,900	III	185,466	178,900
Mortgage servicing rights, net	Asset	III	205,549	231,708	III	212,216	213,572
________________________
(1) The carrying value is gross of $54.5 million and $38.3 million of allowance for credit losses as of June 30, 2026 and December 31, 2025, respectively.
(2) Depending upon the significance of the fair value inputs utilized in determining these fair values, our collateralized loan obligations are classified as either Level II or Level III of the fair value hierarchy.
Repurchase agreements - commercial mortgage loans of $802.4 million and $1.1 billion as of June 30, 2026 and December 31, 2025, respectively, and repurchase agreements - real estate securities of $196.5 million and $187.4 million as of June 30, 2026 and December 31, 2025, respectively, are not carried at fair value and do not include accrued interest expense, which are presented in Note 12 – Debt. For these instruments, carrying value generally approximates fair value and are classified as Level III.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 20 - Derivative Instruments
The Company uses derivative instruments primarily to manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following derivative instruments were outstanding as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026			December 31, 2025
		Fair Value			Fair Value
Contract type	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Credit default swaps	$3,000	$—	$66	$31,500	$—	$714
Options	—	—	—	—	—	—
Treasury note futures	4,400	10	—	19,600	—	28
Total	$7,400	$10	$66	$51,100	$—	$742
The following tables indicate the net realized and unrealized gains and losses on derivatives, by primary underlying risk exposure, as included in the consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
Contract type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Realized Gain/(Loss)
Credit default swaps	$(376)	$(39)	$(30)	$(9)
Options	91	(313)	—	—
Treasury note futures	(948)	2,065	(123)	(55)
Total	$(1,233)	$1,713	$(153)	$(64)

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
Contract type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Realized Gain/(Loss)
Credit default swaps	$2	$270	$(92)	$6
Options	—	80	(83)	(100)
Treasury note futures	51	1,931	(1,034)	968
Total	$53	$2,281	$(1,209)	$874
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
June 30, 2026
(Unaudited)

Note 21 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting, and a net presentation of the Company's derivative instruments and repurchase agreements as of June 30, 2026 and December 31, 2025 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets(1)	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral(2)	Net Amount
June 30, 2026
Derivative instruments, at fair value	$10	$10	$—	$—	$—	$—
December 31, 2025
Derivative instruments, at fair value	$—	$—	$—	$—	$—	$—

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral(2)	Net Amount
June 30, 2026
Repurchase agreements - commercial mortgage loans	$802,380	$—	$802,380	$802,380	$—	$—
Repurchase agreements - real estate securities	196,538	—	196,538	196,538	—	—
Derivative instruments, at fair value	66	10	56	—	56	—
December 31, 2025
Repurchase agreements - commercial mortgage loans	$1,087,087	$—	$1,087,087	$1,087,087	$—	$—
Repurchase agreements - real estate securities	187,371	—	187,371	187,371	—	—
Derivative instruments, at fair value	742	—	742	—	742	—
________________________
(1) As of June 30, 2026, there were no assets which were presented gross within the scope of ASC 210-20, Balance Sheet — Offsetting.
(2) Included in Restricted cash in the Company's consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

The following table represents the Company's operations by segment for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

Three Months Ended June 30, 2026	Total	Real Estate Debt and Other Real Estate Investments	Agency Business	Conduit	Real Estate Owned
Interest income	$97,187	$90,507	$2,567	$3,122	$991
Mortgage servicing rights	3,917	—	3,917	—	—
Servicing revenue	9,658	504	9,154	—	—
Revenue from real estate owned	5,538	—	30	—	5,508
Income/(loss) from VIE’s	296	296	—	—	—
Interest expense	(67,261)	(61,528)	(1,972)	(3,401)	(360)
Compensation and benefits	(20,969)	—	(20,969)	—	—
Administrative services expenses	(2,028)	(1,555)	218	(691)	—
Depreciation and amortization	(1,983)	—	(675)	—	(1,308)
Operating expenses	(25,655)	(9,831)	(7,291)	(2,577)	(5,956)
Other segment items(1)(2)	17,575	(7,932)	11,880	5,824	7,803
Net income/(loss)	16,275	10,461	(3,141)	2,277	6,678
Total assets as of June 30, 2026	6,383,846	5,238,399	755,138	25,246	365,063
Three Months Ended June 30, 2025
Interest income	$111,171	$108,809	$—	$909	$1,453
Mortgage servicing rights	—	—	—	—	—
Servicing revenue	—	—	—	—	—
Revenue from real estate owned	8,336	—	—	—	8,336
Interest expense	(70,213)	(69,633)	—	(129)	(451)
Compensation and benefits	—	—	—	—	—
Administrative services expenses	(3,884)	(2,935)	—	(949)	—
Depreciation and amortization	(1,381)	—	—	—	(1,381)
Operating expenses	(21,979)	(11,345)	—	(734)	(9,900)
Other segment items(1)(2)	2,334	(242)	—	150	2,426
Net income/(loss)	24,384	24,654	—	(753)	483
Total assets as of December 31, 2025	6,057,250	4,797,877	857,562	33,015	368,796

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Six Months Ended June 30, 2026	Total	Real Estate Debt and Other Real Estate Investments	Agency Business	Conduit	Real Estate Owned
Interest income	$189,436	$175,845	$4,841	$6,944	$1,806
Mortgage servicing rights	10,659	—	10,659	—	—
Servicing revenue	20,208	877	19,331	—	—
Revenue from real estate owned	12,420	—	60	—	12,360
Income/(loss) from VIE’s	296	296	—	—	—
Interest expense	(132,491)	(121,715)	(4,871)	(5,138)	(767)
Compensation and benefits	(43,793)	—	(43,793)	—	—
Administrative services expenses	(4,362)	(2,927)	161	(1,596)	—
Depreciation and amortization	(5,403)	—	(2,786)	—	(2,617)
Operating expenses	(52,370)	(19,450)	(16,716)	(4,520)	(11,684)
Other segment items(1)(2)	33,967	(22,655)	32,774	10,794	13,054
Net income/(loss)	28,567	10,271	(340)	6,484	12,152
Total assets as of June 30, 2026	6,383,846	5,238,399	755,138	25,246	365,063
Six Months Ended June 30, 2025
Interest income	$225,079	$220,574	$—	$2,451	$2,054
Mortgage servicing rights	—	—	—	—	—
Servicing revenue	—	—	—	—	—
Revenue from real estate owned	15,133	—	—	—	15,133
Interest expense	(140,806)	(139,567)	—	(342)	(897)
Compensation and benefits	—	—	—	—	—
Administrative services expenses	(7,232)	(5,054)	—	(2,178)	—
Depreciation and amortization	(2,761)	—	—	—	(2,761)
Operating expenses	(45,345)	(24,243)	—	(2,201)	(18,901)
Other segment items(1)(2)	4,021	(218)	—	4,357	(118)
Net income/(loss)	48,089	51,492	—	2,087	(5,490)
Total assets as of December 31, 2025	6,057,250	4,797,877	857,562	33,015	368,796
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 23 - Consolidated Variable Interest Entities Assets and Liabilities, at Fair Value
On May 21, 2026, the Company purchased the non-investment grade and unrated subordinate tranche, including the controlling class, of a commercial mortgage-backed securities (“CMBS”) trust at a purchase price of $27.4 million. The Company determined that the CMBS trust is a variable interest entity (“VIE”) and that the Company is the primary beneficiary of the VIE, as it has the power to direct the activities that most significantly affect the VIE’s economic performance, including the unilateral right to appoint and remove the special servicer, which manages delinquent and defaulted loans and related loss-mitigation activities. Additionally, the Company has the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant. Accordingly, the Company has consolidated the CMBS trust beginning on May 21, 2026, the acquisition date.
The Company irrevocably elected the fair value option for the consolidated CMBS trust. As a result, the Company: (i) reports the assets and liabilities of the trust at fair value in the Consolidated Balance Sheets; (ii) recognizes changes in the trust’s net assets, including fair value adjustments, in the Consolidated Statements of Operations; and (iii) presents cash interest received by the trust, net of cash interest paid on CMBS not held by the Company, as operating cash flows in the Consolidated Statements of Cash Flows.
The Company contributed $157.4 million of commercial mortgage loans, held for sale, measured at fair value to the trust at the settlement date. As of June 30, 2026, the outstanding principal balance of the Company owned B-Piece of the CMBS trust was $49.4 million with an estimated fair value of $27.4 million.
The following table presents the assets and liabilities of the consolidated CMBS trust (dollars in thousands):

Assets:	June 30, 2026
Commercial mortgage loans, at fair value	$541,121
Accrued interest receivable	2,896
Consolidated variable interest entities assets, at fair value	$544,017
Liabilities:
Commercial mortgage-backed securities, at fair value	$513,716
Accrued interest payable	2,703
Consolidated variable interest entities liabilities, at fair value	$516,419
________________________
In the prior year, the Company did not consolidate any CMBS trust entities.

The following table presents the change in net assets of the consolidated variable interest entity (dollars in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Interest income	$3,957	$3,957
Interest expense	(3,661)	(3,661)
Unrealized gain/(loss)	—	—
Change in net assets of consolidated variable interest entity	$296	$296
________________________
In the prior year, the Company did not consolidate any CMBS trust entities.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 24 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q. The following activity took place subsequent to the quarter ended June 30, 2026:
Subsequent to quarter end, 7,918,314 OP Units were redeemed, where each OP Unit was equal to one share of the Company’s common stock. These OP Units were previously issued in connection with the Company’s acquisition of NewPoint on July 1, 2025.
On July 28, 2026, the Company's board of directors approved and authorized an increase under the Company's share repurchase program an aggregate amount of up to $50.0 million in shares of common stock through December 31, 2026.

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
•changes in Company management and our board of directors and the ability of us and our external advisor to hire and retain qualified personnel;
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

Overview
The Company is a Maryland corporation and has made tax elections to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes since 2013. Substantially all of our business is conducted through the OP, a Delaware limited liability company. We are the managing member of the OP and directly or indirectly held 90% of the common units of membership interests in the OP ("OP Units") as of June 30, 2026.
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
As of June 30, 2026, we have 252 employees, all of which are employees of NewPoint.

Book Value Per Share
The following table calculates our book value per share as of June 30, 2026 and December 31, 2025 (in thousands, except share and per share amounts):

	June 30, 2026	December 31, 2025
Stockholders' equity applicable to common stock	$1,113,882	$1,182,788
Shares:
Common stock	75,124,154	80,843,557
Restricted stock and restricted stock units	1,634,880	1,435,383
Total outstanding shares	76,759,034	82,278,940
Book value per share(1)	$14.51	$14.38
The following table calculates our fully-converted book value per share as of June 30, 2026 and December 31, 2025 (in thousands, except share and per share amounts):

	June 30, 2026	December 31, 2025
Stockholders' equity applicable to convertible common stock	$1,288,620	$1,359,363
Shares:
Common stock	75,124,154	80,843,557
Restricted stock and restricted stock units	1,634,880	1,435,383
Series H convertible preferred stock	5,370,498	5,370,498
Class A OP Units	8,385,951	8,385,951
Total outstanding shares	90,515,483	96,035,389
Fully-converted book value per share(2)(3)	$14.24	$14.15
________________________
(1) Book value per share includes unvested shares for restricted stock and restricted stock units.
(2) Fully-converted book value per share assumes conversion of the Company's Series H preferred stock, the redemption for Company common stock of the Class A OP Units of the OP held by third parties, and the vesting of the Company's unvested equity compensation awards.
(3) Excluding the impact of accumulated depreciation and amortization of real property of $19.5 million and $17.5 million as of June 30, 2026 and December 31, 2025, respectively, as well as including the impact of the fair value of our MSRs over their carrying value of $26.2 million as of June 30, 2026, would result in a fully converted book value per share of $14.74 and $14.34, respectively.

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
During the six months ended June 30, 2026, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Portfolio
As of June 30, 2026 and December 31, 2025, our portfolio consisted of 172 and 169 commercial mortgage loans, held for investment, respectively. The commercial mortgage loans, held for investment, net of allowance for credit losses, as of June 30, 2026 and December 31, 2025 had a total carrying value of $4,275.1 million and $4,383.1 million, respectively. As of June 30, 2026, our commercial mortgage loans, held for sale, measured at fair value, were comprised of one conduit loan and 11 Agency loans, with a total fair value of $251.8 million. As of December 31, 2025, our commercial mortgage loans, held for sale, measured at fair value, were comprised of two conduit loans and 15 Agency loans, with a total fair value of $360.7 million. As of June 30, 2026 and December 31, 2025, we had $187.2 million and $151.7 million, respectively, of real estate securities, available for sale, measured at fair value. As of June 30, 2026 and December 31, 2025, our real estate owned, held for investment portfolio was composed of three and two properties with carrying values of $164.6 million and $99.3 million, respectively. As of June 30, 2026 and December 31, 2025, we had four and six positions classified as real estate owned, held for sale with combined carrying values of $115.7 million and $198.9 million, respectively. As of June 30, 2026 and December 31, 2025 our equity method investments consisted of five and four investments with carrying values of $89.2 million and $71.7 million, respectively.
As of June 30, 2026, we had nine loans (one secured by an office property and eight secured by multifamily properties), designated as non-performing status with a total amortized cost of $344.2 million. As of December 31, 2025, we had seven loans (six secured by a multifamily properties and one secured by an office property), designated as non-performing status with a total amortized cost of $214.0 million. As of June 30, 2026, four loans designated as non-performing and put on cost recovery status were determined to have a combined $17.8 million specific allowance for credit losses. As of December 31, 2025, three loans designated as non-performing and put on cost recovery status were determined to have a combined $4.1 million specific allowance for credit losses.
As of June 30, 2026 and December 31, 2025 our commercial mortgage loans, held for investment, excluding commercial mortgage loans on non-performing status, had a weighted average coupon of 7.1% and 7.1%, respectively, and a weighted average remaining contractual maturity life of 1.1 years and 1.1 years, respectively.
As of June 30, 2026 and December 31, 2025, the Company had a total servicing portfolio consisting of 1,948 and 1,596 loans with an unpaid principal balance of $59.8 billion and $47.8 billion, respectively. As of June 30, 2026 and December 31, 2025, the Company owned Mortgage Servicing Rights (“MSRs”) of $205.5 million and $212.2 million, respectively. As of June 30, 2026 and December 31, 2025, the MSRs consisted of 1,051 and 1,042 loans with an unpaid principal balance of $22.3 billion and $21.6 billion, respectively.

The following charts summarize our commercial mortgage loans, held for investment, by coupon rate type, collateral type, geographical region and state as of June 30, 2026 and December 31, 2025:

Rate Type - June 30, 2026

10.2%
89.8%
Fixed
Floating

Rate Type - December 31, 2025

10.4%
89.6%
Fixed
Floating

Collateral Type - June 30, 2026

10.0%
6.2%
2.7%
1.3%
79.8%
Multifamily
Office
Hospitality
Industrial
Other

Collateral Type - December 31, 2025

7.0%
2.6%
11.6%
1.3%
77.5%
Multifamily
Office
Hospitality
Industrial
Other

An investments region classification is defined according to the below map based on the location of investments secured property.

Region - June 30, 2026
39.9%
30.7%
9.1%
3.7%
2.9%
2.6%
3.2%
7.9%
Southeast
Southwest
Mideast
Far West
Great Lakes
Rocky Mountain
New England
Various

Region - December 31, 2025

32.3%
41.4%
7.9%
5.4%
2.4%
1.7%
2.8%
6.1%
Southwest
Southeast
Mideast
Far West
Great Lakes
Rocky Mountain
New England
Various

State - June 30, 2026
2.7%
2.9%
7.9%
18.2%
5.4%
6.7%
15.3%
27.3%
13.6%
Texas
Florida
New York
South Carolina
All Other
North Carolina
Georgia
Various
Arizona

State - December 31, 2025
2.4%
2.8%
6.1%
18.5%
5.3%
6.9%
16.4%
29.0%
12.6%
Texas
North Carolina
Florida
Georgia
New York
Various
South Carolina
Arizona
All Other

The following charts show the par value by contractual maturity year for the commercial mortgage loans, held for investment in our portfolio as of June 30, 2026 and December 31, 2025:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of June 30, 2026 (dollars in thousands):

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4)(5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 1	5	Office	Georgia	$21,111	$18,854	12/17/2019	7/9/2027	1M SOFR Term + 2.25%	5.90%	64.9%
Senior Debt 2	3	Office	Texas	14,756	14,756	10/6/2020	10/9/2027	Adj. 1M SOFR Term + 4.50%	8.27%	47.9%
Senior Debt 3	2	Office	Michigan	20,559	20,559	10/14/2020	1/9/2027	7.13%	7.13%	66.0%
Senior Debt 4	4	Multifamily	Texas	32,871	32,871	3/5/2021	9/9/2028	1M SOFR Term + 4.10%	7.75%	78.2%
Senior Debt 5	4	Multifamily	Texas	72,012	72,010	3/31/2021	7/9/2026	1M SOFR Term + 2.20%	5.85%	72.6%
Senior Debt 6	3	Multifamily	Texas	19,100	19,100	4/22/2021	5/9/2029	Adj. 1M SOFR Term + 3.00%	6.77%	—%
Senior Debt 7	3	Multifamily	Texas	32,962	32,962	9/20/2021	4/9/2027	Adj. 1M SOFR Term + 3.64%	7.41%	66.0%
Senior Debt 8	4	Multifamily	Georgia	8,945	8,945	9/22/2021	10/9/2026	Adj. 1M SOFR Term + 3.75%	7.52%	70.0%
Senior Debt 9	2	Multifamily	Texas	47,500	47,500	11/23/2021	3/9/2031	1M SOFR Term + 2.70%	6.35%	67.2%
Senior Debt 10	5	Multifamily	Arizona	36,789	36,789	11/16/2021	12/9/2026	Adj. 1M SOFR Term + 2.00%	5.77%	72.0%
Senior Debt 11	3	Multifamily	Texas	55,074	55,074	12/10/2021	9/9/2026	Adj. 1M SOFR Term + 3.00%	6.77%	74.8%
Senior Debt 12	2	Multifamily	Texas	28,894	28,894	12/16/2021	1/9/2027	1M SOFR Term + 3.20%	6.85%	74.2%
Senior Debt 13	5	Multifamily	North Carolina	80,247	79,774	12/15/2021	3/9/2027	4.25%	4.25%	76.1%
Senior Debt 14	2	Multifamily	North Carolina	22,500	22,500	12/17/2021	1/9/2027	1M SOFR Term + 3.10%	6.75%	72.7%
Senior Debt 15	3	Multifamily	Florida	76,500	76,500	2/10/2022	2/9/2027	1M SOFR Term + 3.20%	6.85%	74.5%
Senior Debt 16	2	Industrial	Arizona	53,805	53,805	3/15/2022	7/9/2026	1M SOFR Term + 3.50%	7.15%	70.1%
Senior Debt 17	2	Multifamily	Texas	37,071	37,071	3/14/2022	3/9/2028	7.00%	7.00%	74.1%
Senior Debt 18	4	Multifamily	Arizona	34,859	34,859	3/2/2022	3/9/2027	1M SOFR Term + 1.55%	5.20%	63.1%
Senior Debt 19	2	Multifamily	North Carolina	30,930	30,930	2/24/2022	3/9/2027	1M SOFR Term + 3.15%	6.80%	69.6%
Senior Debt 20	3	Multifamily	Nevada	35,880	35,880	6/3/2022	11/9/2027	1M SOFR Term + 3.15%	6.80%	62.4%
Senior Debt 21	5	Multifamily	Texas	30,487	30,411	10/21/2022	11/9/2026	6.50%	6.50%	70.9%
Senior Debt 22	4	Multifamily	Texas	16,711	16,711	5/26/2022	6/9/2027	1M SOFR Term + 3.65%	7.30%	73.9%
Senior Debt 23	5	Multifamily	North Carolina	44,483	43,999	6/1/2022	6/9/2027	1M SOFR Term + 2.75%	6.40%	75.9%
Senior Debt 24	2	Multifamily	Georgia	64,250	64,250	6/14/2022	6/9/2027	1M SOFR Term + 3.45%	7.10%	71.6%
Senior Debt 25	3	Hospitality	District of Columbia	38,299	38,299	8/2/2022	8/9/2027	1M SOFR Term + 5.00%	8.65%	71.2%
Senior Debt 26	3	Multifamily	South Carolina	48,800	48,800	12/2/2022	12/9/2028	1M SOFR Term + 3.75%	7.40%	64.6%
Senior Debt 27	2	Hospitality	Various	94,047	93,970	2/9/2023	5/9/2028	1M SOFR Term + 4.00%	8.00%	53.6%
Senior Debt 28	2	Multifamily	Texas	14,750	14,736	6/28/2024	7/9/2029	1M SOFR Term + 2.80%	6.45%	71.5%
Senior Debt 29	3	Multifamily	District of Columbia	20,186	20,186	6/30/2023	7/17/2026	1M SOFR Term + 4.45%	8.10%	29.4%
Senior Debt 30	2	Multifamily	New York	19,793	19,834	6/28/2023	7/9/2028	4.75%	4.75%	85.7%
Senior Debt 31	3	Hospitality	Georgia	18,086	18,078	8/17/2023	9/9/2028	1M SOFR Term + 4.85%	8.50%	53.5%
Senior Debt 32	2	Industrial	South Carolina	36,125	36,125	3/21/2024	10/9/2027	1M SOFR Term + 4.75%	9.50%	—%
Senior Debt 33	2	Multifamily	Texas	37,983	37,983	10/18/2023	5/9/2028	1M SOFR Term + 3.50%	7.15%	62.4%
Senior Debt 34	2	Hospitality	Florida	31,300	31,268	10/17/2023	11/9/2028	1M SOFR Term + 4.25%	8.59%	48.9%
Senior Debt 35	2	Multifamily	Texas	42,750	42,750	10/17/2023	11/9/2026	1M SOFR Term + 3.85%	7.50%	61.4%
Senior Debt 36	2	Multifamily	Texas	24,819	24,802	10/12/2023	10/9/2028	1M SOFR Term + 3.20%	6.85%	55.1%
Senior Debt 37	2	Multifamily	Texas	21,400	21,400	12/6/2023	12/9/2026	1M SOFR Term + 3.75%	8.50%	63.6%
Senior Debt 38	4	Multifamily	Texas	35,880	35,880	2/14/2024	2/9/2027	9.00%	9.00%	84.4%
Senior Debt 39	3	Hospitality	Colorado	32,750	32,713	2/5/2024	2/9/2029	1M SOFR Term + 4.50%	8.82%	41.6%
Senior Debt 40	2	Multifamily	Florida	32,999	32,965	2/12/2024	8/9/2028	1M SOFR Term + 5.50%	9.50%	—%
Senior Debt 41	3	Multifamily	Texas	79,394	79,394	2/16/2024	3/9/2029	1M SOFR Term + 3.65%	7.30%	53.3%
Senior Debt 42	2	Multifamily	Florida	67,000	67,000	2/29/2024	3/9/2029	1M SOFR Term + 3.25%	7.25%	58.7%
Senior Debt 43	2	Industrial	North Carolina	75,000	74,953	3/7/2024	3/9/2029	1M SOFR Term + 2.70%	6.35%	58.6%
Senior Debt 44	2	Multifamily	Texas	29,500	29,450	3/7/2024	3/9/2029	1M SOFR Term + 3.75%	7.75%	57.2%
Senior Debt 45	2	Multifamily	Ohio	44,669	44,596	4/29/2024	5/9/2029	1M SOFR Term + 2.90%	6.55%	72.2%
Senior Debt 46	3	Multifamily	Texas	23,000	22,954	4/30/2024	5/9/2029	1M SOFR Term + 3.75%	7.75%	55.8%
Senior Debt 47	2	Multifamily	California	40,000	40,000	5/24/2024	6/9/2028	1M SOFR Term + 2.77%	6.42%	60.9%
Senior Debt 48	2	Multifamily	Connecticut	116,500	116,351	5/10/2024	5/9/2029	1M SOFR Term + 2.50%	6.15%	50.7%
Senior Debt 49	3	Hospitality	Florida	49,950	49,865	5/9/2024	6/9/2029	1M SOFR Term + 4.50%	8.15%	62.8%
Senior Debt 50	2	Hospitality	Various	28,811	28,811	6/6/2024	6/9/2030	1M SOFR Term + 4.43%	8.08%	44.6%
Senior Debt 51	2	Multifamily	Florida	9,422	9,401	6/3/2024	6/9/2029	1M SOFR Term + 2.95%	6.60%	56.0%
Senior Debt 52	2	Multifamily	Texas	23,980	23,928	6/7/2024	6/9/2029	1M SOFR Term + 2.85%	6.50%	64.5%
Senior Debt 53	2	Multifamily	Indiana	17,781	17,780	6/28/2024	7/9/2028	1M SOFR Term + 3.05%	6.70%	68.2%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4)(5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 54	2	Hospitality	Oregon	9,902	9,902	6/28/2024	7/9/2028	1M SOFR Term + 3.95%	7.60%	53.1%
Senior Debt 55	2	Multifamily	New Jersey	8,401	8,214	7/1/2024	7/9/2029	1M SOFR Term + 7.50%	13.55%	10.3%
Senior Debt 56	2	Multifamily	North Carolina	26,145	26,079	6/28/2024	7/9/2029	1M SOFR Term + 3.75%	7.75%	69.3%
Senior Debt 57	3	Hospitality	Texas	17,000	17,005	7/25/2024	8/9/2027	8.50%	8.50%	90.0%
Senior Debt 58	2	Multifamily	North Carolina	16,640	16,602	9/16/2024	10/9/2027	1M SOFR Term + 2.75%	6.75%	78.1%
Senior Debt 59	2	Multifamily	Tennessee	21,420	21,405	9/18/2024	10/9/2029	1M SOFR Term + 3.10%	6.75%	59.4%
Senior Debt 60	2	Multifamily	Florida	17,832	17,820	7/30/2024	8/9/2027	1M SOFR Term + 10.30%	16.05%	31.3%
Senior Debt 61	3	Multifamily	Florida	39,299	39,279	9/6/2024	9/9/2028	1M SOFR Term + 2.75%	6.40%	71.0%
Senior Debt 62	3	Multifamily	Florida	72,993	72,955	9/6/2024	9/9/2028	1M SOFR Term + 2.75%	6.40%	72.7%
Senior Debt 63	3	Multifamily	Florida	24,124	24,111	9/6/2024	9/9/2028	1M SOFR Term + 2.75%	6.40%	71.3%
Senior Debt 64	2	Multifamily	New York	16,615	16,615	8/7/2024	8/9/2029	1M SOFR Term + 5.00%	9.00%	53.6%
Senior Debt 65	3	Hospitality	Texas	14,130	14,126	8/9/2024	8/9/2028	1M SOFR Term + 4.00%	9.00%	63.7%
Senior Debt 66	2	Industrial	Texas	12,876	12,787	10/9/2024	10/9/2029	1M SOFR Term + 3.75%	7.40%	71.7%
Senior Debt 67	2	Multifamily	New York	20,588	20,562	11/22/2024	12/9/2027	1M SOFR Term + 4.15%	8.90%	29.2%
Senior Debt 68	2	Multifamily	Texas	18,523	18,478	11/12/2024	11/9/2029	1M SOFR Term + 2.95%	6.60%	66.9%
Senior Debt 69	2	Hospitality	Florida	19,207	19,140	11/6/2024	11/9/2029	1M SOFR Term + 4.75%	8.50%	75.8%
Senior Debt 70	2	Multifamily	New York	27,352	27,310	11/19/2024	12/9/2029	1M SOFR Term + 2.95%	6.60%	80.8%
Senior Debt 71	2	Multifamily	Florida	29,808	29,773	12/5/2024	12/9/2027	1M SOFR Term + 3.50%	7.15%	67.7%
Senior Debt 72	3	Multifamily	Georgia	53,973	53,922	11/1/2024	11/9/2029	1M SOFR Term + 2.95%	6.60%	71.1%
Senior Debt 73	2	Multifamily	Georgia	31,889	31,783	11/8/2024	11/9/2029	1M SOFR Term + 2.75%	6.40%	63.5%
Senior Debt 74	2	Multifamily	North Carolina	18,100	18,061	11/25/2024	12/9/2028	5.50%	5.50%	70.6%
Senior Debt 75	2	Multifamily	South Carolina	24,359	24,296	12/9/2024	12/9/2028	1M SOFR Term + 3.25%	6.90%	76.3%
Senior Debt 76	2	Multifamily	North Carolina	31,162	30,687	12/20/2024	1/9/2028	4.25%	4.25%	87.3%
Senior Debt 77	2	Hospitality	Texas	14,409	14,389	12/27/2024	1/9/2028	1M SOFR Term + 3.25%	6.90%	40.3%
Senior Debt 78	2	Multifamily	North Carolina	18,222	18,158	12/30/2024	1/9/2030	1M SOFR Term + 3.25%	7.00%	69.5%
Senior Debt 79	2	Multifamily	Tennessee	19,355	19,324	2/13/2025	2/9/2029	1M SOFR Term + 2.90%	6.55%	69.6%
Senior Debt 80	2	Multifamily	Texas	15,089	15,065	1/16/2025	2/9/2028	1M SOFR Term + 3.25%	6.90%	75.0%
Senior Debt 81	2	Multifamily	Florida	28,969	28,725	1/15/2025	2/9/2030	1M SOFR Term + 4.00%	7.65%	—%
Senior Debt 82	3	Multifamily	Texas	60,000	59,906	1/24/2025	2/9/2029	1M SOFR Term + 2.50%	6.15%	86.7%
Senior Debt 83	2	Hospitality	New York	49,620	49,620	1/10/2025	1/9/2029	1M SOFR Term + 3.41%	7.06%	48.4%
Senior Debt 84	2	Multifamily	Oklahoma	21,494	21,497	6/27/2025	7/9/2029	1M SOFR Term + 3.75%	7.50%	69.1%
Senior Debt 85	2	Multifamily	Texas	56,500	55,698	2/12/2025	2/9/2029	4.75%	4.75%	88.6%
Senior Debt 86	2	Multifamily	Texas	32,000	31,655	3/31/2025	4/9/2028	5.25%	5.25%	76.7%
Senior Debt 87	2	Multifamily	Texas	13,784	13,538	3/26/2025	10/9/2029	1M SOFR Term + 7.00%	11.00%	—%
Senior Debt 88	2	Multifamily	North Carolina	6,279	6,250	5/30/2025	6/9/2030	1M SOFR Term + 3.25%	6.90%	69.1%
Senior Debt 89	2	Industrial	Virginia	6,288	6,258	6/4/2025	6/9/2030	1M SOFR Term + 3.25%	6.90%	36.0%
Senior Debt 90	4	Multifamily	Texas	18,520	18,582	6/20/2025	1/9/2028	6.65%	6.65%	75.5%
Senior Debt 91	2	Multifamily	South Carolina	9,186	9,160	7/1/2025	7/9/2030	1M SOFR Term + 3.25%	6.90%	72.1%
Senior Debt 92	3	Multifamily	Texas	12,000	12,042	8/1/2025	8/9/2028	6.75%	6.75%	80.5%
Senior Debt 93	2	Multifamily	Florida	6,681	6,660	9/5/2025	9/9/2028	1M SOFR Term + 3.35%	7.00%	68.2%
Senior Debt 94	2	Multifamily	Tennessee	16,726	15,852	8/18/2025	9/9/2030	1M SOFR Term + 6.25%	9.90%	—%
Senior Debt 95	2	Mixed Use	North Carolina	9,880	9,847	8/19/2025	9/9/2029	1M SOFR Term + 3.25%	6.90%	60.7%
Senior Debt 96	2	Multifamily	Various	9,184	8,943	8/15/2025	3/9/2028	1M SOFR Term + 5.05%	9.05%	—%
Senior Debt 97	2	Multifamily	Texas	7,005	6,974	8/21/2025	9/9/2030	1M SOFR Term + 2.75%	6.40%	68.6%
Senior Debt 98	2	Multifamily	Florida	38,250	38,134	8/27/2025	9/9/2029	1M SOFR Term + 3.08%	6.73%	73.8%
Senior Debt 99	2	Multifamily	Various	29,904	29,765	9/16/2025	10/9/2029	1M SOFR Term + 2.90%	6.55%	72.8%
Senior Debt 100	2	Multifamily	Nevada	10,000	9,961	9/29/2025	10/9/2030	1M SOFR Term + 2.65%	6.30%	72.2%
Senior Debt 101	2	Multifamily	New Jersey	9,808	9,767	9/30/2025	10/9/2029	1M SOFR Term + 6.05%	10.05%	69.3%
Senior Debt 102	2	Industrial	Georgia	11,804	11,741	10/29/2025	11/9/2030	1M SOFR Term + 4.00%	7.65%	56.1%
Senior Debt 103	2	Multifamily	New York	6,191	6,169	11/14/2025	11/9/2030	1M SOFR Term + 2.72%	6.37%	56.5%
Senior Debt 104	2	Multifamily	North Carolina	18,056	17,959	11/7/2025	11/9/2030	1M SOFR Term + 2.25%	5.90%	73.7%
Senior Debt 105	2	Multifamily	Ohio	20,658	20,624	10/22/2025	11/9/2028	1M SOFR Term + 2.52%	6.17%	66.2%
Senior Debt 106	2	Multifamily	Ohio	15,980	15,959	10/22/2025	11/9/2028	1M SOFR Term + 2.50%	6.15%	66.0%
Senior Debt 107	2	Multifamily	Georgia	37,500	37,451	10/29/2025	11/9/2030	1M SOFR Term + 2.50%	6.15%	72.9%
Senior Debt 108	2	Multifamily	Various	92,500	92,386	10/28/2025	11/9/2030	1M SOFR Term + 2.30%	5.95%	72.1%
Senior Debt 109	2	Multifamily	Texas	16,894	16,859	11/12/2025	11/9/2030	1M SOFR Term + 2.73%	6.38%	63.6%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4)(5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 110	2	Multifamily	Texas	7,388	7,363	10/31/2025	11/9/2030	1M SOFR Term + 2.55%	6.20%	65.8%
Senior Debt 111	2	Senior Housing	New York	8,628	8,581	11/7/2025	12/9/2029	1M SOFR Term + 4.25%	7.90%	69.0%
Senior Debt 112	2	Multifamily	Texas	11,000	11,043	11/13/2025	11/9/2028	6.75%	6.75%	90.9%
Senior Debt 113	2	Multifamily	Colorado	7,755	7,723	12/3/2025	12/9/2030	1M SOFR Term + 2.60%	6.25%	61.2%
Senior Debt 114	2	Multifamily	Texas	22,000	21,953	11/14/2025	12/9/2030	1M SOFR Term + 2.47%	6.12%	56.6%
Senior Debt 115	2	Multifamily	Texas	11,432	11,385	11/21/2025	12/9/2028	1M SOFR Term + 3.75%	7.40%	81.2%
Senior Debt 116	2	Multifamily	New York	45,256	45,090	12/1/2025	12/9/2030	1M SOFR Term + 2.00%	5.65%	57.5%
Senior Debt 117	2	Multifamily	Florida	8,400	8,364	12/3/2025	12/9/2030	1M SOFR Term + 3.25%	6.90%	65.1%
Senior Debt 118	2	Multifamily	New York	14,250	14,223	11/21/2025	12/9/2029	1M SOFR Term + 2.95%	6.60%	70.1%
Senior Debt 119	2	Multifamily	Colorado	50,900	50,771	11/25/2025	12/9/2030	1M SOFR Term + 2.30%	5.95%	67.7%
Senior Debt 120	2	Multifamily	Florida	26,500	26,426	11/20/2025	12/9/2030	1M SOFR Term + 2.50%	6.15%	70.4%
Senior Debt 121	2	Industrial	Florida	6,137	6,098	12/29/2025	1/9/2031	1M SOFR Term + 3.15%	6.80%	62.8%
Senior Debt 122	2	Multifamily	Georgia	18,000	17,925	11/21/2025	12/9/2028	1M SOFR Term + 2.25%	5.90%	72.7%
Senior Debt 123	2	Multifamily	North Carolina	7,477	7,444	12/30/2025	1/9/2031	1M SOFR Term + 3.25%	6.90%	74.6%
Senior Debt 124	2	Multifamily	Texas	12,562	12,531	11/20/2025	12/9/2030	1M SOFR Term + 2.85%	6.50%	56.1%
Senior Debt 125	2	Multifamily	Nevada	23,270	23,185	11/25/2025	12/9/2030	1M SOFR Term + 2.85%	6.50%	76.2%
Senior Debt 126	2	Industrial	Illinois	7,101	7,066	12/8/2025	12/9/2030	1M SOFR Term + 2.80%	6.45%	45.5%
Senior Debt 127	2	Healthcare	Various	20,872	20,785	12/1/2025	12/9/2029	1M SOFR Term + 3.75%	7.40%	76.1%
Senior Debt 128	3	Multifamily	Nevada	15,588	15,529	12/16/2025	1/9/2031	1M SOFR Term + 2.90%	6.55%	70.7%
Senior Debt 129	2	Industrial	California	6,268	6,230	12/19/2025	1/9/2030	1M SOFR Term + 3.55%	7.20%	50.1%
Senior Debt 130	2	Industrial	Texas	9,349	9,290	12/19/2025	1/9/2031	1M SOFR Term + 3.00%	6.65%	56.2%
Senior Debt 131	2	Senior Housing	New York	10,000	9,962	12/19/2025	1/9/2029	1M SOFR Term + 3.50%	7.15%	68.4%
Senior Debt 132	2	Industrial	Various	25,000	24,905	12/23/2025	1/9/2031	1M SOFR Term + 2.93%	6.58%	60.8%
Senior Debt 133	2	Hospitality	Florida	7,500	7,468	12/19/2025	1/9/2031	1M SOFR Term + 3.85%	7.50%	64.8%
Senior Debt 134	2	Industrial	Texas	5,482	5,440	12/16/2025	1/9/2031	1M SOFR Term + 3.50%	7.15%	65.4%
Senior Debt 135	2	Healthcare	Massachusetts	7,625	7,588	12/29/2025	1/9/2029	1M SOFR Term + 4.70%	8.35%	62.3%
Senior Debt 136	2	Multifamily	North Carolina	6,424	6,387	12/30/2025	1/9/2031	1M SOFR Term + 3.45%	7.10%	71.3%
Senior Debt 137	2	Multifamily	North Carolina	49,500	49,500	1/6/2026	4/6/2027	1M SOFR Term + 2.95%	6.60%	83.3%
Senior Debt 138	2	Multifamily	Texas	32,000	32,097	1/6/2026	12/6/2028	1M SOFR Term + 3.15%	6.80%	79.0%
Senior Debt 139	2	Multifamily	Florida	73,200	72,877	2/9/2026	2/9/2031	1M SOFR Term + 3.50%	7.15%	62.9%
Senior Debt 140	2	Industrial	Massachusetts	13,086	13,008	2/26/2026	3/9/2031	1M SOFR Term + 3.05%	6.70%	66.7%
Senior Debt 141	2	Multifamily	Colorado	15,150	15,079	2/27/2026	3/6/2031	6.18%	6.18%	67.0%
Senior Debt 142	2	Healthcare	Various	24,896	24,784	3/12/2026	3/4/2029	1M SOFR Term + 3.70%	7.35%	80.0%
Senior Debt 143	2	Multifamily	California	8,620	8,577	3/4/2026	3/9/2029	1M SOFR Term + 2.75%	6.40%	68.8%
Senior Debt 144	2	Multifamily	North Carolina	11,983	11,931	3/11/2026	3/9/2030	1M SOFR Term + 2.80%	6.45%	69.7%
Senior Debt 145	2	Multifamily	Georgia	12,325	12,267	3/31/2026	4/9/2029	1M SOFR Term + 3.40%	7.05%	72.4%
Senior Debt 146	2	Multifamily	North Carolina	15,034	14,970	3/6/2026	3/9/2031	1M SOFR Term + 2.70%	6.35%	62.7%
Senior Debt 147	2	Multifamily	Utah	6,475	6,475	3/6/2026	11/9/2029	1M SOFR Term + 2.60%	6.25%	47.7%
Senior Debt 148	2	Multifamily	Texas	8,419	8,383	3/12/2026	3/9/2030	1M SOFR Term + 2.85%	6.50%	62.6%
Senior Debt 149	2	Multifamily	North Carolina	71,000	69,917	4/1/2026	4/9/2031	1M SOFR Term + 2.00%	5.66%	93.9%
Senior Debt 150	2	Multifamily	Texas	8,339	8,303	3/26/2026	10/9/2027	6.45%	6.45%	62.2%
Senior Debt 151	2	Multifamily	Texas	17,450	17,370	3/27/2026	4/9/2031	1M SOFR Term + 2.60%	6.25%	66.4%
Senior Debt 152	2	Mixed Use	North Carolina	17,450	17,371	4/14/2026	5/9/2031	1M SOFR Term + 2.70%	6.35%	65.6%
Senior Debt 153	2	Multifamily	New Jersey	15,375	15,316	4/2/2026	4/9/2030	1M SOFR Term + 2.75%	6.40%	74.6%
Senior Debt 154	2	Multifamily	New Jersey	30,210	30,054	3/27/2026	4/9/2031	1M SOFR Term + 2.60%	6.25%	54.9%
Senior Debt 155	2	Multifamily	Pennsylvania	15,375	15,303	3/26/2026	4/9/2030	1M SOFR Term + 1.00%	6.25%	76.9%
Senior Debt 156	2	Multifamily	North Carolina	7,500	7,465	4/27/2026	5/9/2031	1M SOFR Term + 2.95%	6.60%	71.6%
Senior Debt 157	2	Multifamily	Texas	6,829	6,790	4/29/2026	5/9/2031	1M SOFR Term + 2.80%	6.45%	62.1%
Senior Debt 158	2	Mixed Use	Washington	6,605	6,566	5/6/2026	5/9/2029	1M SOFR Term + 2.95%	6.60%	58.5%
Senior Debt 159	2	Multifamily	North Carolina	7,500	7,464	5/21/2026	6/9/2031	1M SOFR Term + 2.85%	6.50%	75.9%
Senior Debt 160	2	Mixed Use	Georgia	12,321	12,260	6/26/2026	7/9/2031	1M SOFR Term + 2.20%	5.85%	69.6%
Senior Debt 161	2	Multifamily	Various	19,594	19,497	6/30/2026	9/9/2026	1M SOFR Term + 2.50%	6.15%	40.7%
Mezzanine Loan 1	3	Multifamily	District of Columbia	3,805	3,805	6/30/2023	7/17/2026	1M SOFR Term + 4.45%	8.10%	45.2%
Mezzanine Loan 2	2	Multifamily	California	4,000	4,000	5/24/2024	6/9/2028	1M SOFR Term + 3.67%	7.32%	60.9%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4)(5)	Effective Yield (6)	Loan to Value (7)
Mezzanine Loan 3	2	Multifamily	New Jersey	18,608	18,515	7/1/2024	7/9/2029	1M SOFR Term + 13.90%	19.95%	10.3%
Mezzanine Loan 4	2	Multifamily	New York	1,870	1,870	8/7/2024	8/9/2029	1M SOFR Term + 12.50%	16.50%	59.6%
Mezzanine Loan 5	2	Multifamily	New York	1,647	1,645	11/19/2024	12/9/2029	1M SOFR Term + 8.23%	11.88%	85.6%
Mezzanine Loan 6	2	Hospitality	Texas	1,417	1,414	12/27/2024	1/9/2028	1M SOFR Term + 10.51%	14.16%	44.3%
Mezzanine Loan 7	2	Hospitality	New York	6,202	6,202	1/10/2025	1/9/2029	1M SOFR Term + 11.00%	14.65%	4.3%
Mezzanine Loan 8	2	Multifamily	Texas	2,661	2,611	3/26/2025	10/9/2029	1M SOFR Term + 16.25%	20.25%	—%
Mezzanine Loan 9	2	Multifamily	Tennessee	3,638	3,254	8/18/2025	9/9/2030	1M SOFR Term + 13.33%	16.98%	—%
Mezzanine Loan 10	2	Multifamily	New York	6,116	6,093	12/1/2025	12/9/2030	1M SOFR Term + 4.52%	8.17%	65.3%
Mezzanine Loan 11	2	Multifamily	New York	688	685	11/14/2025	11/9/2030	1M SOFR Term + 7.02%	10.67%	62.8%
Total/Weighted Average				$4,343,396	$4,329,579				6.97%	64.2%
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
The following table shows selected data from our commercial mortgage loans, held for sale, measured at fair value as of June 30, 2026 (dollars in thousands):

Type	Investment Type	State	Fair Value	Interest Rate	Effective Yield
TRS Conduit Debt 1	Non-Agency	Florida	$4,450	6.24%	6.24%
Fannie Mae(1)	Agency Loan	Various	9,780	5.68%	5.68%
Freddie Mac(1)	Agency Loan	Various	223,492	5.38%	5.38%
Ginnie Mae(1)	Agency Loan	Various	14,120	5.69%	5.69%
Total/Weighted Average			$251,842	5.42%	5.42%
________________________
(1) Interest rates and effective yields represent weighted averages.

The following table shows selected data from our real estate owned assets in our portfolio as of June 30, 2026 (dollars in thousands):

Type	Location	Property Type	Carrying Value	Undepreciated / Unamortized Value	Accounting Classification
REO 1(1)	Jeffersonville, GA	Industrial	$115,205	$139,816	Held for investment
REO 2	Portland, OR	Office	18,398	18,544	Held for investment
REO 3(2)	Huntersville, NC	Multifamily	66,505	66,505	Held for investment
REO 4	Cleveland, OH	Multifamily	37,430	37,430	Held for sale
REO 5	Denver, CO	Office	15,760	15,760	Held for sale
REO 6	Austin, TX	Multifamily	34,968	34,968	Held for sale
REO 7	Fort Worth, TX	Multifamily	27,580	27,580	Held for sale
Total			$315,846	$340,603
________________________
(1) Includes intangible lease assets.
(2) Classified as construction-in-progress.
The following table shows selected data from our equity method investments, in our portfolio as of June 30, 2026 (dollars in thousands):

Type	Investment Date	Primary Location(s)	Investment Type	Investment Amount
Equity Method Investment 1	December 2024	West New York, NJ	Mixed Use Property	$19,224
Equity Method Investment 2	May 2025	Commerce, CA	Industrial Property	12,931
Equity Method Investment 3	March 2026	Gardena, CA	Industrial Property	3,995
Equity Method Investment 4	July 2025	N/A	Multifamily Affordable Debt Lending	29,276
Equity Method Investment 5	July 2025	N/A	Multifamily Bridge Lending	23,760
Total				$89,186
The following table shows selected data from our real estate securities, measured at fair value as of June 30, 2026 (dollars in thousands):

Type	Interest Rate	Maturity	Par Value	Fair Value	Effective Yield
CMBS 1	1 month SOFR + 1.74%	6/15/2030	$5,190	$5,172	5.39%
CMBS 2	1 month SOFR + 2.94%	6/15/2030	17,490	17,474	6.59%
CMBS 3	1 month SOFR + 2.95%	10/15/2030	10,000	10,062	6.60%
CMBS 4	1 month SOFR + 2.14%	11/15/2030	5,775	5,760	5.79%
CMBS 5	1 month SOFR + 2.64%	11/15/2030	9,265	9,196	6.29%
CMBS 6	1 month SOFR + 2.35%	7/21/2043	30,659	30,664	6.00%
CMBS 7	1 month SOFR + 2.75%	7/21/2043	15,000	14,993	6.40%
CMBS 8	1 month SOFR + 2.90%	2/15/2043	16,509	16,610	6.55%
CMBS 9	1 month SOFR + 3.75%	2/15/2043	12,161	12,236	7.40%
CMBS 10	1 month SOFR + 7.76%	5/15/2043	9,753	9,629	7.76%
CMBS 11	1 month SOFR + 2.94%	1/15/2030	22,309	22,321	6.59%
CMBS 12	1 month SOFR + 3.95%	6/15/2030	18,678	18,758	7.60%
CMBS 13	1 month SOFR + 3.00%	6/15/2030	14,370	14,372	6.65%
Total/Weighted Average			$187,159	$187,247	6.62%

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
Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities, agency and conduit segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	Six Months Ended
	June 30, 2026			June 30, 2025
	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)
Interest-earning assets:
Real estate debt	$4,529,294	$170,090	7.5%	$4,773,287	$216,025	9.1%
Agency debt	87,454	4,841	11.1%	—	—	—%
Real estate conduit	137,985	6,944	10.1%	32,304	2,287	14.2%
Real estate securities	175,876	5,756	6.5%	124,734	4,713	7.6%
Total	$4,930,609	$187,631	7.6%	$4,930,325	$223,025	9.0%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$1,017,953	$35,876	7.0%	$458,690	$18,010	7.9%
Other financing and loan participation - commercial mortgage loans	12,865	388	6.0%	12,865	388	6.0%
Repurchase agreements - real estate securities	200,485	4,587	4.6%	164,654	4,394	5.3%
Collateralized loan obligations	2,847,178	83,803	5.9%	3,289,788	113,454	6.9%
Unsecured debt	188,519	7,837	8.3%	108,533	4,560	8.4%
Total	$4,267,000	$132,491	6.2%	$4,034,530	$140,806	7.0%
Net interest income/spread		$55,140	1.4%		$82,219	2.0%
Average leverage %(6)	86.5%			81.8%
Weighted average levered yield(7)			16.6%			18.4%

(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the six months ended June 30, 2026 and 2025, respectively.
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
Interest Income
Interest income for the six months ended June 30, 2026 and 2025 totaled $189.4 million and $225.1 million, respectively, a decrease of $35.7 million. The decrease was primarily due to i) an approximate 68 basis point decrease in daily average SOFR and SOFR equivalent rates and ii) approximately $344.2 million of loans being on non-accrual as of June 30, 2026 versus $56.9 million as of June 30, 2025. As of June 30, 2026, our portfolio consisted of (i) 172 commercial mortgage loans, held for investment, (ii) 12 commercial mortgage loans, held for sale, measured at fair value and (iii) 13 real estate securities, available for sale, measured at fair value. As of June 30, 2025, our portfolio consisted of (i) 145 commercial mortgage loans, held for investment, (ii) three commercial mortgage loans, held for sale, measured at fair value and (iii) five real estate securities, available for sale, measured at fair value.
Interest Expense
Interest expense for the six months ended June 30, 2026 and 2025 was $132.5 million and $140.8 million, respectively, a decrease of $8.3 million. The decrease was primarily due to an approximate 68 basis point decrease in daily average SOFR and SOFR equivalent rates coupled with a decrease in spreads.
Gain/(Loss) on Sales, including fee-based services, net
Gain on sales, including fee-based services, net for the six months ended June 30, 2026 and 2025 was $37.1 million and $5.3 million, respectively, which was comprised of sales, including fee-based services, from our Agency Business and conduit segments. As discussed below, the increase was primarily attributable to the contributions of the Agency Business in the 2026 period, as the Company did not have the Agency Business segment during the 2025 period.
Gain on sales, including fee-based services, net from our Agency Business segment for the six months ended June 30, 2026 was $26.2 million. This was due to Agency loans originated of $1.0 billion and sales of $1.1 billion. The Company did not have the Agency Business segment during the six months ended June 30, 2025.
Gain on sales, including fee-based services, net from our conduit segment for the six months ended June 30, 2026 and 2025 was $10.9 million and $5.3 million, respectively. During the six months ended June 30, 2026, the Company sold $354.5 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $362.3 million. This is compared to the sale of $114.4 million in principal amount of commercial real estate loans sold into the CMBS securitization market resulting in proceeds of $119.7 million for the six months ended June 30, 2025.
Mortgage Servicing Rights
Income from mortgage servicing rights for the six months ended June 30, 2026 was $10.7 million which related to the fair value of originated MSR loans rate locked under programs with Fannie Mae, Freddie Mac and HUD. The Company did not have income from mortgage servicing rights for the six months ended June 30, 2025.
Servicing Revenue
Servicing revenue for the six months ended June 30, 2026 was $20.2 million which related to $25.7 million of servicing fee income, $14.8 million in placement fees on borrower escrows and reserves and $2.6 million in MSR impairment recovery. This is offset by $22.9 million in reductions to the MSR for amortization and payoffs. The Company did not have servicing revenue for the six months ended June 30, 2025.
Gain/(Loss) on Derivatives

Gain on derivatives for the six months ended June 30, 2026 was $2.3 million, compared to a loss of $0.3 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, the gain was composed of a $0.1 million unrealized gain related to mark to market on credit default swaps and treasury note futures, coupled with a $2.2 million realized gain primarily due to the termination and settlement of credit default swaps, options and treasury note futures. For the six months ended June 30, 2025, the loss was primarily composed of a $1.2 million unrealized loss on mark to market on credit default swaps, treasury note futures, and options, partially offset by a realized gain of $0.9 million due to the termination and settlement of treasury note futures.
Revenue from Real Estate Owned
For the six months ended June 30, 2026 and 2025, revenue from real estate owned was $12.4 million and $15.1 million, respectively. The decrease was primarily due to the sale of one real estate owned property at the beginning of the second quarter of the current period, which was located in Raleigh, NC.
Provision/(Benefit) for Credit losses
Provision for credit losses during the six months ended June 30, 2026 was $18.6 million, compared with a benefit of $3.4 million during the six months ended June 30, 2025.
For the six months ended June 30, 2026, general provision for credit losses was $2.3 million compared to a benefit of $4.2 million during the six months ended June 30, 2025. General provision for the six months ended June 30, 2026 was attributable to a worsening economic scenario projection utilized for the CECL model compared to preceding periods. General benefit for the six months ended June 30, 2025 was primarily due to a decrease in the size of the overall portfolio.
For the six months ended June 30, 2026, specific provision for credit losses was $16.4 million compared to a specific provision for credit losses of $0.8 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, the increase in specific reserve was primarily related to a $13.2 million provision for a non-performing loan secured by two multifamily properties located in North Carolina, coupled with an increase to provisions for non-performing loans secured by multifamily properties located in Pennsylvania, Arizona, Texas and North Carolina. For the six months ended June 30, 2025, the increase in specific reserve was primarily related to a non-performing loan secured by a multifamily property in Texas, partially offset by a partial paydown on a non-performing loan secured by an office property in Georgia.
For the six months ended June 30, 2026, benefit for loss sharing was $0.1 million which related to a $1.0 million increase to the general CECL reserve due to a worsening economic scenario outlook, offset with a $1.1 million decrease in the specific loan reserve due to the removal of a large at-risk loan from the reserve. The Company did not have an allowance for loss sharing for the six months ended June 30, 2025.
Gain/(Loss) on Other Real Estate Investments
Gain on other real estate investments for the six months ended June 30, 2026 was $3.2 million primarily due to a gain on foreclosure of a property located in Huntersville, NC, partially offset with losses on sales of one multifamily property and one retail property, as well as a write down on an office property located in Denver, CO. This is compared to a gain of $0.5 million for the six months ended June 30, 2025 primarily due to the sales and settled litigation regarding the Walgreens Portfolio (as defined in Note 8 – Real Estate Owned), partially offset by losses related to the onboarding of real estate owned, held for sale, multifamily and office properties, as well as fair value write downs on two of our multifamily properties.
Income/(loss) from equity method investments
Income from equity method investments for the six months ended June 30, 2026 of $13.8 million primarily related to the Company's allocated percentage of unrealized gains on a mixed use property located in New Jersey and an industrial property located in California. This is compared to income from equity method investments for the six months ended June 30, 2025 of $0.2 million related to the Company's allocated percentage of quarterly income for a mixed use property located in New Jersey.
Income/(loss) from VIE’s
Income from VIE's for the six months ended June 30, 2026 of $0.3 million primarily related to the Company's purchase of a CMBS B-Piece during the second quarter (see Note 23 – Consolidated Variable Interest Entities Assets and Liabilities, at Fair Value). The Company did not own a CMBS B-Piece during the six months ended June 30, 2025.
(Provision)/Benefit for Income Tax
Benefit for income tax for the six months ended June 30, 2026 was $2.0 million compared to a provision of $0.5 million for the six months ended June 30, 2025. The increase was primarily due to taxable income related to our Agency Business and conduit segments.

Net (Income)/Loss Attributable to Non-controlling Interest
Net income attributable to non-controlling interest in our consolidated joint ventures for the six months ended June 30, 2026 and 2025 was $1.0 million and $0.8 million, respectively.
Expenses from Operations
Expenses from operations for the six months ended June 30, 2026 and 2025 consisted of the following (dollars in thousands):

	Six Months Ended
	June 30, 2026	June 30, 2025
Compensation and benefits	$43,793	$—
Asset management and subordinated performance fee	12,023	12,092
Acquisition expenses	586	474
Administrative services expenses	4,362	7,232
Professional fees	16,526	11,274
Other expenses	23,235	21,505
Depreciation and amortization	5,403	2,761
Share-based compensation	4,860	4,562
Total expenses from operations	$110,788	$59,900
The increase in operating expense for the six months ended June 30, 2026 compared to 2025 was primarily related to increases resulting from our acquisition of NewPoint, including (i) an increase in professional fees related to correspondent fees paid from our Agency Business segment and (ii) our incurrence of compensation and benefits cost of $43.8 million compared to no such expenses during the six months ended June 30, 2025.
For the six months ended June 30, 2026, we incurred asset management and subordinated performance fees and administrative services expenses of $12.0 million and $4.4 million, respectively, which are payable to our Advisor under our Advisory Agreement. For the six months ended June 30, 2026 compared to June 30, 2025, asset management and subordinated performance fees stayed relatively consistent due to minimal changes in applicable average equity between periods, while administrative services expenses decreased due to the time spent on the NewPoint acquisition in the prior period compared to none in the current period. Refer to Note 18 - Related Party Transactions and Arrangements for a summary of the Company's Advisory Agreement with the Advisor and a description of how our fees are calculated.

Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended March 31, 2026
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities, agency and conduit segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended June 30, 2026 and March 31, 2026 (dollars in thousands):

	Three Months Ended
	June 30, 2026			March 31, 2026
	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)
Interest-earning assets:
Real estate debt	$4,558,512	$87,483	7.7%	$4,475,335	$82,606	7.4%
Agency debt	122,601	2,567	8.4%	172,337	2,274	5.3%
Real estate conduit	138,103	3,122	9.0%	163,331	3,822	9.4%
Real estate securities	183,632	3,023	6.6%	168,064	2,732	6.5%
Total	$5,002,848	$96,195	7.7%	$4,979,067	$91,434	7.3%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$972,781	$17,142	7.0%	$1,209,052	$18,734	6.2%
Other financing and loan participation - commercial mortgage loans	12,865	195	6.1%	12,865	193	6.0%
Repurchase agreements - real estate securities	199,637	2,279	4.6%	201,343	2,308	4.6%
Collateralized loan obligations	2,988,907	43,723	5.9%	2,703,874	40,080	5.9%
Unsecured debt	188,532	3,922	8.3%	188,507	3,915	8.3%
Total	$4,362,722	$67,261	6.2%	$4,315,641	$65,230	6.0%
Net interest income/spread		$28,934	1.5%		$26,204	1.3%
Average leverage %(6)	87.2%			86.7%
Weighted average levered yield(7)			18.1%			15.8%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the three months ended June 30, 2026 and March 31, 2026, respectively.
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
Interest Income
Interest income for the three months ended June 30, 2026 and March 31, 2026 totaled $97.2 million and $92.2 million, respectively, a increase of $5.0 million. The increase was primarily due to an increase in interest collected on non-accrual loans, partially offset by a decrease in spreads while daily average SOFR and SOFR equivalent rates stayed relatively consistent. As of June 30, 2026, our portfolio consisted of (i) 172 commercial mortgage loans, held for investment, (ii) 12 commercial mortgage loans, held for sale, measured at fair value and (iii) 13 real estate securities, available for sale, measured at fair value. As of March 31, 2026, our portfolio consisted of (i) 177 commercial mortgage loans, held for investment, (ii) 14 commercial mortgage loans, held for sale, measured at fair value and (iii) 12 real estate securities, available for sale, measured at fair value.

Interest Expense
Interest expense for the three months ended June 30, 2026 and March 31, 2026 totaled $67.3 million and $65.2 million, respectively, an increase of $2.1 million. The increase was primarily due to transaction costs incurred in a CMBS trust securitization in May 2026, where the Company purchased the B Piece (see Note 23 – Consolidated Variable Interest Entities Assets and Liabilities, at Fair Value).
Gain/(loss) on sales, including fee-based services, net
Gain on sales, including fee-based services, net for the three months ended June 30, 2026 and March 31, 2026 was $15.8 million and $21.3 million, respectively, which was comprised of sales, including fee-based services, from our Agency Business and conduit segments.
Gain on sales, including fee-based services, net from our Agency Business segment for the three months ended June 30, 2026 and March 31, 2026 was $9.8 million and $16.5 million, respectively. The decrease was primarily due to lower premiums earned on loans rate locked during the three months ended June 30, 2026 as compared with three months ended March 31, 2026.
Gain on sales, including fee-based services, net from our conduit segment for the three months ended June 30, 2026 and March 31, 2026 was $6.0 million and $4.8 million, respectively. During the three months ended June 30, 2026, the Company sold $249.5 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $252.6 million. This is compared to the sale of $105.0 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $109.3 million for the three months ended March 31, 2026.
Mortgage servicing rights
Income for mortgage servicing rights for the three months ended June 30, 2026 and March 31, 2026 was $3.9 million and $6.7 million, respectively. The decrease is related to lower volume of loans sold during the three months ended June 30, 2026 compared to the three months ended March 31, 2026.
Servicing Revenue
Servicing revenue for the three months ended June 30, 2026 and March 31, 2026 was $9.7 million and $10.6 million, respectively. The decrease was primarily due to MSR impairment recoveries recognized during the first quarter due to potential market interest rate increase, which resulted in lower prepayment rates and higher portfolio valuation, compared to no impairment recoveries recognized in the second quarter.
Gain/(Loss) on derivatives
Gain on derivatives for the three months ended June 30, 2026 was $0.5 million composed of a $1.2 million unrealized loss related to mark to market on credit default swaps, treasury note futures, and options, offset by a $1.7 million realized gain primarily due to the termination and settlement of credit default swaps and options. This is compared to a gain on derivatives for the three months ended March 31, 2026 of $1.9 million composed of a $0.6 million realized gain related to the termination and settlement of credit default swaps and options, coupled with an unrealized gain of $1.3 million related to mark to market on credit default swaps, treasury note futures, and options.
Revenue from Real Estate Owned
For the three months ended June 30, 2026 and March 31, 2026, revenue from real estate owned was $5.5 million and $6.9 million, respectively. The decrease was primarily due to the sale of one real estate owned property at the beginning of the second quarter of the current period, which was located in Raleigh, NC.
(Provision)/Benefit for Credit losses
Provision for credit losses was $7.2 million for the three months ended June 30, 2026, compared to a provision of $11.4 million for the three months ended March 31, 2026.
For the three months ended June 30, 2026, general provision for credit losses was $3.7 million, compared with a general benefit for credit losses of $1.3 million for the three months ended March 31, 2026. General provision for the three months ended June 30, 2026 was attributable to a worsening economic scenario projection utilized for the CECL model compared to preceding periods. General benefit for the three months ended March 31, 2026 was attributable to more favorable economic assumptions utilized for the CECL model compared to preceding periods.

For the three months ended June 30, 2026 and March 31, 2026, specific provision for credit losses was $1.5 million and $14.8 million, respectively. For the three months ended June 30, 2026, the increase in specific reserve was primarily related to increases in the specific reserves for non-performing loans secured by multifamily properties located in Arizona and Texas. For the three months ended March 31, 2026, the specific provision was primarily related to a $13.2 million provision for a non-performing loan secured by two multifamily properties located in North Carolina, coupled with an increase to provisions for non-performing loans secured by multifamily properties located in Pennsylvania, Arizona and North Carolina.
For the three months ended June 30, 2026, provision for loss sharing was $2.1 million, compared with a benefit for loss sharing of $2.1 million for the three months ended March 31, 2026. For the three months ended June 30, 2026, the provision primarily related to a worsening economic scenario outlook since the end of the prior quarter. For the three months ended March 31, 2026 the benefit primarily related to a $1.2 million decrease to the general CECL reserve due to an increased overall economic outlook, coupled with a $0.9 million decrease in the specific loan reserve due to the removal of a large at-risk loan from the reserve.
Gain/(Loss) on Other Real Estate Investments
Gain on other real estate investments for the three months ended June 30, 2026 was $7.7 million primarily due to a gain on foreclosure of a property located in Huntersville, NC, partially offset by a write down on an office property located in Denver, CO. This is compared to a loss on other real estate investments for the three months ended March 31, 2026 for $4.5 million primarily due to a fair value write-down of one of our multifamily properties which was subsequently sold in the second quarter, coupled with a loss realized on the sale of the final property from the Walgreens Portfolio (as defined in Note 8 – Real Estate Owned).
Income/(loss) from equity method investments
For the three months ended June 30, 2026, gain from equity method investments was $1.3 million primarily related to the Company's net allocated percentage of unrealized gains on our multifamily affordable debt lending equity method investment. This is compared to income from equity method investments of $12.4 million for the three months ended March 31, 2026 primarily related to the Company's allocated percentage of unrealized gains on a mixed use property located in New Jersey and an industrial property located in California.
Income/(loss) from VIE’s
Income from VIE's for the three months ended June 30, 2026 of $0.3 million primarily related to the Company's purchase of a CMBS B-Piece during the second quarter (see Note 23 – Consolidated Variable Interest Entities Assets and Liabilities, at Fair Value). The Company did not own a CMBS B-Piece during the three months ended March 31, 2026.
(Provision)/Benefit for Income Tax
Benefit for income tax for the three months ended June 30, 2026 was $2.9 million compared to a benefit of $0.9 million for the three months ended March 31, 2026. The difference is related to changes in taxable earnings in our Agency Business and conduit segments.
Net (Income)/Loss Attributable to Non-controlling Interest
Net income attributable to non-controlling interest in our consolidated joint ventures for the three months ended June 30, 2026 was $0.7 million compared to net income of $0.3 million for the three months ended March 31, 2026.

Expenses from operations
Expenses from operations for the three months ended June 30, 2026 and March 31, 2026 consisted of the following (dollars in thousands):

	Three Months Ended
	June 30, 2026	March 31, 2026
Compensation and benefits	$20,969	$22,824
Asset management and subordinated performance fee	5,969	6,054
Acquisition expenses	415	171
Administrative services expenses	2,028	2,334
Professional fees	7,241	9,285
Share-based compensation	2,457	2,403
Depreciation and amortization	1,983	3,420
Other expenses	12,030	11,205
Total expenses from operations	$53,092	$57,696
The decrease in operating expenses for the three months ended June 30, 2026 was primarily related to (i) a decrease in professional fees related to less correspondent fees paid from our Agency Business segment and (ii) a decrease in compensation and benefits caused by a decrease in commissionable loan fees recognized in the second quarter compared to the first.
For the three months ended June 30, 2026 we incurred asset management and subordinated performance fees and administrative services expenses of $6.0 million and $2.0 million, respectively, which are payable to our Advisor under our Advisory Agreement. For the three months ended June 30, 2026 compared to March 31, 2026, asset management and subordinated performance fees stayed relatively consistent due to minimal changes in applicable average equity between periods. Refer to Note 18 - Related Party Transactions and Arrangements for a summary of the Company's Advisory Agreement with the Advisor and a description of how our fees are calculated.

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
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity and total leverage ratios:

	June 30, 2026	December 31, 2025
Net debt-to-equity ratio(1)	2.6x	2.5x
Total leverage ratio(2)	2.6x	2.5x
________________________
(1) Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, repurchase agreements - commercial mortgage loans, repurchase agreements - real estate securities, asset-specific financing arrangements, and unsecured debt, less cash and cash equivalents, to (ii) total equity and total redeemable convertible preferred stock, at period end. Recourse net debt-to-equity ratio was 0.7x and 0.8x as of June 30, 2026 and December 31, 2025, respectively.
(2) Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, repurchase agreements - commercial mortgage loans, repurchase agreements - real estate securities, asset-specific financing arrangements, and unsecured debt, to (ii) total equity and total redeemable convertible preferred stock, at period end. Recourse leverage ratio was 0.8x and 0.9x as of June 30, 2026 and December 31, 2025, respectively.
Sources of Liquidity
Our primary sources of liquidity include unrestricted cash, capacity in our collateralized loan obligations available for reinvestment, and financings available and in progress on financing lines.
Our current sources of near-term liquidity as of June 30, 2026 and December 31, 2025 are set forth in the following table (dollars in millions):

	June 30, 2026	December 31, 2025
Unrestricted cash	$136	$167
CLO reinvestment available(1)	78	30
Financings available & in progress(2)	583	624
Total	$797	$821
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
Collateralized Loan Obligations
As of June 30, 2026, the Company had $77.5 million of reinvestment capital available across all outstanding collateralized loan obligations. The following table shows the par value outstanding for each CLO and the respective reinvestment end dates (dollars in millions):

CLO Name	Debt Amount	Reinvestment End Date
2023-FL10 Issuer	$355.5	Ended
2024-FL11 Issuer	$886.2	10/08/27
2025-FL12 Issuer	$947.2	05/08/28
2026-FL13 Issuer	$778.1	11/10/28
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

The following tables summarize our Repo and Revolving Credit Facilities and our master repurchase agreements ("MRAs") for the six months ended June 30, 2026, 2025, and 2024, respectively (dollars in thousands):

	As of June 30, 2026
	Amount Outstanding		Average Outstanding Balance
	Q1	Q2	Q1	Q2
Repurchase agreements and revolving credit facilities - commercial mortgage loans	$1,495,300	$802,380	$1,307,092	$986,047
Repurchase agreements, real estate securities	212,168	196,538	212,685	238,355
Total	$1,707,468	$998,918	$1,519,777	$1,224,402

	As of June 30, 2025
	Amount Outstanding		Average Outstanding Balance
	Q1	Q2	Q1	Q2
Repurchase agreements and revolving credit facilities - commercial mortgage loans	$429,314	$573,093	$426,898	$588,457
Repurchase agreements - real estate securities	206,164	128,890	249,374	253,388
Total	$635,478	$701,983	$676,272	$841,845

	As of June 30, 2024
	Amount Outstanding		Average Outstanding Balance
	Q1	Q2	Q1	Q2
Repurchase agreements and revolving credit facilities - commercial mortgage loans	$412,556	$762,437	$382,313	$671,561
Repurchase agreements - real estate securities	194,769	243,646	217,012	249,442
Total	$607,325	$1,006,083	$599,325	$921,003
The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the six months ended June 30, 2026, the maximum average outstanding balance was $1.6 billion, of which $1.4 billion was related to repurchase agreements on our commercial mortgage loans and $0.2 billion for repurchase agreements on our real estate securities.
During the six months ended June 30, 2025, the maximum average outstanding balance was $0.7 billion, of which $0.6 billion was related to repurchase agreements on our commercial mortgage loans and $0.1 billion for repurchase agreements on our real estate securities.
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
In June 2026, the Company's board of directors declared the following: (i) a second quarter 2026 dividend of $0.20 per share on the Company's common stock (equivalent to $0.80 per annum), (ii) a second quarter 2026 dividend of $59.84 per share on the Company’s Series H Preferred Stock (iii) a second quarter 2026 dividend of $0.46875 per share on the Company’s Series E Preferred Stock, and (iv) a second quarter 2026 dividend of $0.20 per unit on the OP Units, all of which were paid in July 2026 to holders of record as of June 30, 2026.
Under the DRIP, the Company may elect to supply shares for reinvestment via newly issued shares of common stock or via shares of common stock purchased by the DRIP administrator on the open market. During the six months ended June 30, 2026 and 2025, no shares were newly issued, and 69,509 and 80,497 shares of common stock were purchased, respectively, by the administrator under the dividend reinvestment component of the DRIP.
During the six months ended June 30, 2026 and 2025, the Company paid an aggregate of $44.9 million and $59.2 million, respectively, of common stock distributions. In addition, during the six months ended June 30, 2026, the OP paid $4.7 million of distributions to holders of OP Units. There were no OP Units outstanding during the six months ended June 30, 2025.

Cash Flows
The following table sets forth changes in cash, cash equivalents and restricted cash for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities	$(5,738)	$128,057
Cash Flows From Investing Activities	11,655	525,814
Cash Flows From Financing Activities	(36,087)	(427,955)
Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$(30,170)	$225,916
Cash Flows from Operating Activities
During the six months ended June 30, 2026, cash outflows of $5.7 million from operating activities were primarily driven by (i) net income of $28.6 million and (ii) net outflows of $42.0 million related to originations, sales or repayment of commercial mortgage loans, held for sale, measured at fair value.
During the six months ended June 30, 2025, cash inflows of $128.1 million from operating activities were primarily driven by (i) net income of $48.1 million and (ii) net inflows of $75.4 million related to originations, sales and repayment of commercial mortgage loans, held for sale, measured at fair value.
Cash Flows from Investing Activities
During the six months ended June 30, 2026, cash inflows of $11.7 million from investing activities were primarily driven by (i) proceeds from principal repayments of $749.1 million received on commercial mortgage loans, held for investment, (ii) proceeds received from distributions from equity method investments of $13.9 million and (iii) proceeds from the sale of investment securities of $9.4 million. Inflows were partially offset by (i) the origination and purchase of $671.1 million of commercial mortgage loans, held for investment, (ii) the purchase of real estate securities, available for sale for $40.6 million, (iii) the purchase of and contributions to equity method investments of $20.8 million, (iv) the purchase of investment securities of $12.3 million and (v) the purchase of interests in the CMBS trust for $27.4 million.
During the six months ended June 30, 2025, our cash inflows of $525.8 million from investing activities were primarily driven by (i) proceeds from principal repayments of $596.5 million received on commercial mortgage loans, held for investment, (ii) proceeds received from the sale or paydown of real estate securities of $181.3 million and (iii) proceeds from the sale of real estate owned, held for sale assets of $44.9 million. Inflows were partially offset by (i) the origination and purchase of $223.1 million of commercial mortgage loans, held for investment and (ii) the purchase of real estate securities, available for sale for $61.3 million.
Cash Flows from Financing Activities
During the six months ended June 30, 2026, cash outflows of $36.1 million from financing activities were primarily driven by (i) net repayments on repurchase agreements and revolving credit facilities for commercial mortgage loans of $284.7 million, (ii) $57.6 million of distributions paid to shareholders and (iii) $55.8 million of common stock repurchases. Outflows were partially offset by (i) net borrowings on collateralized loan obligations of $210.1 million, (ii) net borrowings on repurchase agreements for real estate securities of $9.2 million and (iii) proceeds from issuance of debt of consolidated VIEs for $157.4 million.
During the six months ended June 30, 2025, cash outflows of $428.0 million from financing activities were primarily driven by (i) repayments from borrowings on collateralized loan obligations of $589.5 million, (ii) net repayments on repurchase agreements for real estate securities of $107.7 million and (iii) $72.7 million of distributions paid to shareholders. Outflows were partially offset by (i) borrowings from new issuance of unsecured debt of $107.0 million and (ii) net borrowings on repurchase agreements and revolving credit facilities for commercial mortgage loans of $243.3 million.

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

Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of June 30, 2026 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments(1)	$57,121	$228,125	$—	$—	$285,246
Repurchase agreements - commercial mortgage loans	264,884	537,496	—	—	802,380
Repurchase agreements - real estate securities	196,538	—	—	—	196,538
CLOs(2)	—	—	—	2,967,000	2,967,000
Mortgage Note Payable	—	24,186	—	—	24,186
Unsecured debt	—	25,000	82,000	82,500	189,500
Other financings	—	12,865	—	—	12,865
Total	$518,543	$827,672	$82,000	$3,049,500	$4,477,715
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $277.0 million of CLO notes, held by the Company, which are eliminated within the Collateralized loan obligations line of the consolidated balance sheet as of June 30, 2026. This reflects the contractual CLO maturity dates.
In addition to its cash requirements, the Company pays a quarterly dividend and has an existing share repurchase authorization. As of June 30, 2026, the Company’s quarterly cash dividend was $0.200 per share of common stock (which was paid on an as-converted basis on the Company’s shares of Series H Preferred Stock), and $0.46875 per share on the Company’s shares of Series E Preferred Stock. The payment of future dividends is subject to declaration by the board of directors. In February 2026 and then again in April 2026, the Company’s board of directors reauthorized the Company's share repurchase program to provide $50 million available for share repurchases through December 31, 2026, of which $34.0 million remained available as of June 30, 2026. The authorization does not obligate the Company to acquire any specific number of shares.
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

The following table provides a reconciliation of GAAP net income to Distributable Earnings, Distributable Earnings before Realized Losses and Distributable Earnings to Common for the three and six months ended June 30, 2026 and 2025 (amounts in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP Net Income (Loss)	$16,275	$24,384	$28,567	$48,089
Adjustments:
Unrealized (gain)/loss on financial instruments(1)	(6,473)	(2,531)	(3,283)	757
Subordinated performance fee(2)	—	(791)	—	(540)
Non-cash compensation expense	3,435	2,316	6,496	4,562
Depreciation and amortization, net	1,939	1,381	5,313	2,761
Transaction-related and non-recurring items(3)	—	1,847	—	4,821
(Reversal of)/provision for credit losses	7,235	(1,487)	18,626	(3,385)
(Gain) / loss on debt extinguishment reversal	933	—	933	—
Income from mortgage servicing rights	(3,917)	—	(10,659)	—
Amortization and write-offs of MSRs	11,268	—	20,269	—
Deferred tax adjustment	(296)	—	392	—
Fair value adjustments on equity investments(4)	(202)	—	(10,607)	—
Distributable Earnings before realized gain/(loss)	$30,197	$25,119	$56,047	$57,065
Realized gain / (loss) on debt extinguishment	(933)	—	(933)	—
Realized gain/(loss) adjustment on loans and REO(5)	(962)	3,886	(13,269)	(34,294)
Distributable Earnings	$28,302	$29,005	$41,845	$22,771
7.5% series E cumulative redeemable preferred stock dividend	(4,842)	(4,842)	(9,684)	(9,684)
Noncontrolling interests net (income) / loss	(706)	(1,183)	(1,018)	(830)
Noncontrolling interests net (income) / loss DE adjustments	622	1,094	848	744
Distributable Earnings to Common	$23,376	$24,074	$31,991	$13,001
Average common stock & common stock equivalents(6)	1,297,442	1,324,424	1,319,051	1,331,629
GAAP net income/(loss) ROE	3.3%	5.5%	2.7%	5.6%
Distributable earnings ROE	7.2%	7.3%	4.9%	2.0%
GAAP net income/(loss) per share, diluted	$0.12	$0.19	$0.19	$0.40
GAAP net income/(loss) per share, fully converted(7)	$0.13	$0.21	$0.21	$0.42
Distributable earnings per share, fully converted(7)	$0.25	$0.27	$0.34	$0.15
Distributable earnings per share before realized gain/(loss), fully converted(7)	$0.28	$0.23	$0.49	$0.53
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

(5) Represents amounts deemed nonrecoverable upon a realization event, which is generally at the time a loan is repaid, or in the case of a foreclosure or other property, when the underlying asset is sold. Amounts may also be deemed non-recoverable if, in our determination, it is nearly certain the carrying amounts will not be collected or realized upon sale. Amount may be different than the GAAP basis. As of June 30, 2026, the Company has $10.0 million of GAAP gain adjustments and $4.6 million of GAAP loss adjustments that would run through distributable earnings if and when cash gains or losses are realized.
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
As of June 30, 2026 and December 31, 2025, our portfolio included 168 and 162 variable rate investments, respectively, based on LIBOR and SOFR (or “indexing rates”) for various terms. As of June 2023, the Company has fully transitioned all loans formerly on LIBOR indexing rates to SOFR indexing rates. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 basis points or decrease by 50 or 100 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity. The changes in the portfolio for each basis points increase/decrease is a change from the base scenario.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	June 30, 2026	December 31, 2025
(-) 100 Basis Points	10.78%	8.51%
(-) 50 Basis Points	3.00%	2.26%
Base Interest Rate	—%	—%
(+) 50 Basis Points	(0.39)%	0.24%

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
The fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets will be the discount rates which are influenced by interest rates and conditional prepayment rates ("CPR"). A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $0.2 million at June 30, 2026, while a 100 basis point decrease would increase the fair value by $0.3 million.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table sets forth purchases of the Company's common stock under the share repurchase program for the three months ended June 30, 2026 (in thousands, except share and per share data):

	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
April 1, 2026 - April 30, 2026	—	$—	—	$50,000,000
May 1, 2026 - May 31, 2026	823	9.12	823	42,492,574
June 1, 2026 - June 30, 2026	1,016	8.36	1,016	33,999,369
Total	1,839	$8.70	1,839	$33,999,369
_______________________
(1) The average price paid per share represents the average purchase price per share, inclusive of any broker’s fees or commissions.
(2) All of the purchases listed in the table above were made in the open market under the Company's share purchase program, including under a Rule 10b5-1 plan adopted by the Company.

Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Franklin BSP Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin BSP Realty Trust, Inc.
July 29, 2026	By	/s/ Michael Comparato
Name: Michael Comparato
Title: Chief Executive Officer
(Principal Executive Officer)

July 29, 2026	By	/s/ Jerome S. Baglien
Name: Jerome S. Baglien
Title: Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)