Form 10-Q
period 2026-09-30
Franklin BSP Realty Trust, Inc.
filed 2026-10-28
CIK 1562528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2026
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

The number of shares of the registrant's common stock, $0.01 par value, outstanding as of October 26, 2026 was 75,672,895.

FRANKLIN BSP REALTY TRUST, INC.

i

PART I. Item 1. Consolidated Financial Statements and Notes (unaudited)
FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$100,821	$167,292
Restricted cash	18,787	17,889
Investment securities, held to maturity(1)	24,781	20,483
Commercial mortgage loans, held for investment, net of allowance for credit losses of $71,932 and $38,302 as of September 30, 2026 and December 31, 2025, respectively(2)	3,967,590	4,383,134
Commercial mortgage loans, held for sale, measured at fair value(3)	373,181	360,718
Real estate securities, available for sale, measured at fair value, amortized cost of $0 and $151,946 as of September 30, 2026 and December 31, 2025, respectively(4)	—	151,662
Mortgage servicing rights, net	201,178	212,216
Accrued interest receivable	29,907	41,468
Receivable for loan repayment(5)	12,070	50,619
Prepaid expenses and other assets	45,264	45,112
Real estate owned, net of depreciation	259,713	99,265
Real estate owned, held for sale	160,047	198,883
Equity method investments	88,656	71,682
Intangible assets, net of amortization	112,134	115,553
Goodwill	92,048	92,048
Derivative instruments, measured at fair value	17,702	11,315
Loans eligible for repurchase	—	17,911
Variable interest entity (“VIE”) assets, measured at fair value	521,259	—
Total assets	$6,025,138	$6,057,250
LIABILITIES AND STOCKHOLDERS' EQUITY
Collateralized loan obligations	$2,856,873	$2,735,582
Repurchase agreements and revolving credit facilities - commercial mortgage loans	837,901	1,087,087
Repurchase agreements - real estate securities	39,489	187,371
Other financings	12,865	12,865
Unsecured debt	161,392	185,466
Mortgage note payable	24,186	23,998
Allowance for loss sharing	24,602	19,484
Accrued compensation	42,006	43,662
Liability for loans eligible for repurchase	—	17,911
Interest payable	14,837	16,110
Distributions payable	21,431	38,935
Accounts payable and accrued expenses	20,398	18,892
Due to affiliates	12,561	12,054
Derivative instruments, measured at fair value	16	6,951
Other liabilities	21,053	29,657
VIE liabilities, measured at fair value	493,393	—
Total liabilities	$4,583,003	$4,436,025
Commitments and Contingencies
Redeemable convertible preferred stock:
Redeemable convertible preferred stock Series H, $0.01 par value, 20,000 authorized and 17,950 issued and outstanding as of September 30, 2026 and December 31, 2025	$89,748	$89,748
Total redeemable convertible preferred stock	$89,748	$89,748
Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, 7.5% Cumulative Redeemable Preferred Stock, Series E, 10,329,039 shares issued and outstanding as of September 30, 2026 and December 31, 2025	$258,742	$258,742
Common stock, $0.01 par value, 900,000,000 shares authorized, 75,881,209 and 81,553,982 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	755	808
Additional paid-in capital	1,561,187	1,593,365
Accumulated other comprehensive income/(loss)	—	(284)
Accumulated deficit	(474,452)	(411,101)
Total stockholders' equity	$1,346,232	$1,441,530
Non-controlling interest	6,155	89,947
Total equity	$1,352,387	$1,531,477
Total liabilities, redeemable convertible preferred stock and equity	$6,025,138	$6,057,250

PART I. Item 1. Consolidated Financial Statements and Notes (unaudited)
FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)
_________________________________________________________
(1) Includes pledged assets of $24.5 million and $20.2 million as of September 30, 2026 and December 31, 2025, respectively.
(2) Includes pledged assets of $647.9 million and $855.2 million as of September 30, 2026 and December 31, 2025, respectively.
(3) Includes pledged assets of $364.1 million and $329.2 million as of September 30, 2026 and December 31, 2025, respectively.
(4) Includes pledged assets of $0.0 million and $151.7 million as of September 30, 2026 and December 31, 2025, respectively.
(5) Includes $11.8 million and $50.5 million of cash held by servicer related to the CLOs as of September 30, 2026 and December 31, 2025, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income
Interest income	$84,218	$106,167	$273,654	$331,246
Less: Interest expense	59,845	76,492	192,336	217,298
Net interest income	24,373	29,675	81,318	113,948
Gain/(loss) on sales, including fee-based services, net	20,717	29,423	57,822	34,726
Mortgage servicing rights	8,654	19,745	19,313	19,745
Servicing revenue, net	12,276	3,606	32,484	3,606
Gain/(loss) on derivatives	984	(122)	3,318	(456)
Revenue from real estate owned	7,933	7,222	20,353	22,355
Total income	$74,937	$89,549	$214,608	$193,924
Expenses
Compensation and benefits	$27,532	$34,434	$71,325	$34,434
Asset management and subordinated performance fee	5,865	6,082	17,888	18,174
Acquisition expenses	186	265	772	739
Administrative services expenses	2,912	3,455	7,274	10,687
Professional fees	4,742	9,334	21,268	20,609
Other expenses	11,367	14,052	34,602	35,557
Depreciation and amortization	2,238	3,432	7,641	6,193
Share-based compensation	1,208	2,237	6,068	6,799
Total expenses	$56,050	$73,291	$166,838	$133,192
Other income/(loss)
(Provision)/benefit for credit losses	$(43,105)	$569	$(61,731)	$3,954
Realized gain/(loss) on real estate securities, available for sale	(888)	—	(888)	113
Realized gain/(loss) on extinguishment of debt	1,699	—	766	—
Gain/(loss) on other real estate investments	(12,826)	(2,116)	(9,597)	(1,664)
Income/(loss) from equity method investments	45	6	13,797	187
Change in net assets of consolidated VIE, CMBS trust	1,124	—	1,420	—
Total other income/(loss)	$(53,951)	$(1,541)	$(56,233)	$2,590
Income/(loss) before taxes	(35,064)	14,717	(8,463)	63,322
(Provision)/benefit for income tax	8,022	2,899	9,988	2,383
Net income/(loss)	$(27,042)	$17,616	$1,525	$65,705
Net (income)/loss attributable to non-controlling interest	358	(302)	(660)	(1,132)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$(26,684)	$17,314	$865	$64,573
Less: Preferred stock dividends	5,915	6,749	17,747	20,245
Net income/(loss) applicable to common stock	$(32,599)	$10,565	$(16,882)	$44,328

Basic earnings per share	$(0.41)	$0.12	$(0.23)	$0.52
Diluted earnings per share	$(0.41)	$0.12	$(0.23)	$0.51
Basic weighted average shares outstanding	80,287,854	82,214,630	78,861,945	82,150,496
Diluted weighted average shares outstanding	80,756,562	90,600,581	78,861,945	84,976,530
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income/(loss)	$(27,042)	$17,616	$1,525	$65,705

Amounts related to available for sale real estate securities:
Change in net unrealized gain/(loss)	$—	$358	$(374)	$(60)
Reclassification adjustment for amounts included in net income/(loss)	658	—	658	43
	$658	$358	$284	$(17)
Comprehensive (income)/loss attributed to non-controlling interest	358	(302)	(660)	(1,132)
Comprehensive income/(loss) attributable to Franklin BSP Realty Trust, Inc.	$(26,026)	$17,672	$1,149	$64,556

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

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Accumulated Deficit	Preferred E	Total Stockholders' Equity	Non-Controlling Interest	Total Equity
	Number of Shares	Par Value
Balance, December 31, 2025	81,553,982	$808	$1,593,365	$(284)	$(411,101)	$258,742	$1,441,530	$89,947	$1,531,477
Common stock repurchases	(4,361,596)	(44)	(39,779)	—	—	—	(39,823)	—	(39,823)
Share-based compensation	241,659	(9)	2,412	—	—	—	2,403	—	2,403
Shares canceled for tax withholding on vested equity rewards	(219,141)	—	(2,228)	—	—	—	(2,228)	—	(2,228)
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	11,980	—	11,980	—	11,980
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	312	312
Distributions declared	—	—	—	—	(21,622)	—	(21,622)	—	(21,622)
Other comprehensive income/(loss)	—	—	—	(772)	—	—	(772)	—	(772)
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	(1,681)	(1,681)
Balance, March 31, 2026	77,214,904	$755	$1,553,770	$(1,056)	$(420,743)	$258,742	$1,391,468	$88,578	$1,480,046
Common stock repurchases	(1,838,855)	(18)	(15,982)	—	—	—	(16,000)	—	(16,000)
Share-based compensation	60,216	13	2,444	—	—	—	2,457	—	2,457
Shares canceled for tax withholding on vested equity rewards	—	—	—	—	—	—	—	—	—
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	15,569	—	15,569	—	15,569
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	706	706
Distributions declared	—	—	—	—	(21,268)	—	(21,268)	—	(21,268)
Other comprehensive income/(loss)	—	—	—	398	—	—	398	—	398
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	(2,423)	(2,423)
Balance, June 30, 2026	75,436,265	$750	$1,540,232	$(658)	$(426,442)	$258,742	$1,372,624	$86,861	$1,459,485
Common stock repurchases	(7,433,748)	(74)	(60,425)	—	—	—	(60,499)	—	(60,499)
Share-based compensation	—	—	1,208	—	—	—	1,208	—	1,208
Shares canceled for tax withholding on vested equity rewards	(39,622)	—	—	—	—	—	—	—	—
Net income/(loss) attributable to Franklin BSP Realty Trust, Inc.	—	—	—	—	(26,684)	—	(26,684)	—	(26,684)
Net income/(loss) attributable to non-controlling interest	—	—	—	—	—	—	—	(358)	(358)
Distributions declared	—	—	—	—	(21,326)	—	(21,326)	—	(21,326)
Other comprehensive income/(loss)	—	—	—	658	—	—	658	—	658
Contributions/(distributions) in non-controlling interest, net	—	—	—	—	—	—	—	(97)	(97)
Conversion of OP Units to common stock	7,918,314	79	80,172	—	—	—	80,251	(80,251)	—
Balance, September 30, 2026	75,881,209	$755	$1,561,187	$—	$(474,452)	$258,742	$1,346,232	$6,155	$1,352,387
The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income/(loss)	$1,525	$65,705
Adjustments to reconcile net income to net cash (used in)/provided by operating activities:
Premium amortization and (discount accretion), net	$(7,093)	$(7,477)
Accretion of deferred commitment fees	1,515	(7,658)
Amortization of deferred financing costs	8,646	10,240
Share-based compensation	6,068	6,799
Realized (gain)/loss on extinguishment of debt	(766)	—
Realized (gain)/loss on sale of available for sale securities, measured at fair value	888	(113)
Realized and unrealized (gain)/loss on sale of commercial mortgage loans, held for sale, measured at fair value	(6,808)	(8,710)
Change in net assets of consolidated variable interest entity, CMBS trust	(460)	—
(Income)/loss from equity method investments	(13,797)	(187)
(Gain)/loss on derivative instruments	(3,318)	456
(Gain)/loss from other real estate investments	9,597	1,664
Depreciation and amortization	7,641	6,193
Straight line rental income	(555)	748
Provision/(benefit) for credit losses	61,509	(3,954)
Origination of commercial mortgage loans, held for sale, measured at fair value	(2,053,759)	(1,968,451)
Proceeds from sale or repayment of commercial mortgage loans, held for sale, measured at fair value	1,890,691	1,867,411
Origination and purchase of commercial mortgage loans, held for sale	—	(7,000)
Distributions from equity method investments	4,096	1,091
MSR impairment and amortization	26,833	13,883
Mortgage banking activities	(28,190)	(18,184)
Changes in assets and liabilities:
Accrued interest receivable	10,046	12,633
Prepaid expenses and other assets	(844)	(1,329)
Accounts payable and accrued expenses	1,899	3,062
Due to affiliates	507	(1,378)
Interest payable	(1,273)	6,088
Accrued compensation	(1,656)	13,442
Other liabilities	(8,387)	(5,043)
Net cash (used in)/provided by operating activities	$(95,445)	$(20,069)
Cash flows from investing activities:
Origination and purchase of commercial mortgage loans, held for investment	$(954,859)	$(406,148)
Principal repayments received on commercial mortgage loans, held for investment	1,223,628	982,887
Purchase of and contributions to equity method investments	(22,998)	(9,800)
Return of capital from equity method investments	15,725	834
Proceeds from sale of real estate owned, held for sale	5,711	50,390
Purchase of real estate owned and capital expenditures	(4,181)	(1,250)
Purchase of real estate securities, available for sale	(40,555)	(61,298)
Proceeds from sale or paydown of real estate securities	191,565	182,336
Proceeds from sale of commercial mortgage loans, held for investment	—	35,184
Purchase of NewPoint Holdings JV LLC	—	(297,308)
Payment of software development costs	(120)	(180)
Purchases of investment securities, held to maturity	(19,300)	(5,500)
Sales of investment securities, held to maturity	14,900	4,400
Proceeds from sale/(purchase) of derivative instruments	2,391	(844)
Payment to acquire interest in CMBS trust	(27,406)	—
Net cash (used in)/provided by investing activities	$384,501	$473,703

FRANKLIN BSP REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Cash flows from financing activities:
Payments for common stock repurchases	$(116,322)	$—
Shares cancelled for tax withholding on vested equity rewards	(2,228)	(2,393)
Borrowings on collateralized loan obligations	778,094	—
Repayments of collateralized loan obligations	(656,363)	(821,831)
Borrowings on repurchase agreements and revolving credit facilities - commercial mortgage loans	3,303,492	2,470,932
Repayments of repurchase agreements and revolving credit facilities - commercial mortgage loans	(3,552,678)	(2,037,732)
Net borrowings/(paydowns) on repurchase agreements - real estate securities, less than 90 days maturity	(147,882)	(104,951)
Secured borrowings from CMBS Trust	157,413	—
Borrowings on unsecured debt	—	107,000
Repayments of unsecured debt	(23,063)	—
Payments of deferred financing costs	(9,359)	(5,814)
Contributions from non-controlling interest	—	128
Distributions to non-controlling interest	(6,885)	(2,841)
Distributions paid	(78,848)	(109,133)
Net cash (used in)/provided by financing activities:	$(354,629)	$(506,635)
Net change in cash, cash equivalents and restricted cash	(65,573)	(53,001)
Cash, cash equivalents and restricted cash, beginning of period	185,181	196,864
Cash, cash equivalents and restricted cash, end of period	$119,608	$143,863

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	167,292	184,443
Restricted cash, beginning of period	17,889	12,421
Cash, cash equivalents and restricted cash, beginning of period	$185,181	$196,864

Cash and cash equivalents, end of period	100,821	116,652
Restricted cash, end of period	18,787	27,211
Cash, cash equivalents and restricted cash, end of period	$119,608	$143,863

Supplemental disclosures of cash flow information:
Cash payments for income taxes	$1,110	$781
Cash payments for interest	182,502	201,968

Supplemental disclosures of non - cash flow information:
Distribution payable	$21,431	$39,425
OP Units redeemed for common stock	80,251	—
Loans transferred from commercial mortgage loans, held for investment to real estate owned, held for sale	80,869	169,817
Loans transferred from commercial mortgage loans, held for investment to real estate owned, held for investment	125,798	—
Property transferred from real estate owned, held for investment to real estate owned, held for sale	—	11,495
Property transferred from real estate owned, held for sale to real estate owned, held for investment	24,650	—
Loans transferred from commercial mortgage loans, held for investment to commercial mortgage loans, held for sale	—	33,909
Transfer of commercial mortgage loans, held for sale to consolidated VIE CMBS trust	157,413	—
Commercial mortgage loans acquired via consolidated VIE CMBS trust	387,743	—
CMBS bonds issued via consolidated VIE CMBS trust	360,338	—
Seller-based financing on sales of real estate owned, held for sale	72,000	140,129
Modification accounted for as repayment and new loan	—	60,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
Structure
The Company believes that it has qualified as a REIT and intends to continue to meet the requirements for qualification and taxation as a REIT. As of September 30, 2026, substantially all of the Company's business is conducted through FBRT OP LLC (the “OP”), a Delaware limited liability company. As of September 30, 2026, the Company is the managing member of the OP and directly or indirectly holds 99% of the common units of membership interest in the OP. In addition, the Company, through subsidiaries which are treated as taxable REIT subsidiaries (“TRS”), is indirectly subject to U.S. federal, state and local income taxes.
The Company is externally managed by Benefit Street Partners L.L.C. (the "Advisor") pursuant to an advisory agreement, as amended on August 18, 2021 (the "Advisory Agreement"). Established in 2008, the Advisor's credit platform manages funds for institutions and high-net-worth investors across various credit funds and complementary strategies including high yield, levered loans, private/opportunistic debt, liquid credit, structured credit and commercial real estate debt. These strategies complement each other as they all leverage the sourcing, analytical, compliance, and operational capabilities that encompass the platform. The Advisor manages the Company's affairs on a day-to-day basis. The Advisor receives compensation fees and reimbursements for services related to the investment and management of the Company's assets and the operations of the Company. The Advisor is a wholly-owned subsidiary of Franklin Resources, Inc., which together with its various subsidiaries operates as "Franklin Templeton.”

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

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
September 30, 2026
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
The allocation of the purchase consideration is as follows (dollars in thousands):

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
During the nine months ended September 30, 2026, the Company did not make any measurement period adjustments.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

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
The estimates above directly impact the amount of identified intangible assets recognized and the related amortization expenses in future periods. Intangible assets acquired had a weighted average useful economic life of 2.7 years. As of September 30, 2026, aggregate intangible assets relating to the Transaction of $75.6 million were recorded in Intangible assets, net on the consolidated balance sheets. The Company may record certain measurement period adjustments, which will be made in the period in which the amounts are determined. The current period income effect of such adjustments will be calculated as if the adjustments had been completed as of the Acquisition Date.
The Company recognized acquisition-related expenses of $2.3 million and $3.7 million for the three and nine months ended September 30, 2025, respectively, in Other Expenses, and $1.7 million and $5.1 million for the three and nine months ended September 30, 2025, respectively, in Professional Fees on the consolidated statement of operations.
The Company's consolidated financial statements for the three and nine months ended September 30, 2026 include the operations of NewPoint from the Acquisition Date. The following table presents NewPoint's revenue and earnings as reported in the Company's consolidated statement of operations (dollars in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Revenue	$41,474	$99,080
Net income (loss) attributable to Franklin BSP Realty Trust, Inc.	1,116	(2,858)
Supplemental Pro Forma Combined Information (unaudited)

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

The following unaudited pro forma combined financial information presents the combined results of operations of the Company, as if the Transaction occurred on January 1, 2024. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Transaction had taken place on the date indicated or of results that may occur in the future (dollars in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Revenue	$94,517	$258,759
Net income (loss) attributable to Franklin BSP Realty Trust, Inc.	23,172	75,626
The unaudited pro forma financial information is based on historical information of the Company and NewPoint, along with certain material, non-recurring pro forma adjustments. The material, non-recurring pro forma adjustments primarily consist of (i) incremental amortization expense based on the preliminary fair values of the intangible assets acquired; (ii) recognition of non-controlling interest to reflect the reclassification of the OP units; (iii) a change in the valuation methodology of mortgage servicing rights from fair value to the amortization method; (iv) a change in provision for credit loss expense due to revised loss estimation methodology; (v) non-recurring transaction costs; and (vi) income tax impact of the aforementioned pro forma adjustments.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 4 - Commercial Mortgage Loans, Held for Investment
Commercial Mortgage Loans, Held for Investment
The following table presents a summary of the Company's commercial mortgage loans, held for investment, carrying values by class (dollars in thousands):

	September 30, 2026	December 31, 2025
Senior loans	$3,987,687	$4,376,873
Mezzanine loans	51,835	44,563
Total gross carrying value of loans	4,039,522	4,421,436
General allowance for credit losses	35,648	34,196
Specific allowance for credit losses	36,284	4,106
Less: Allowance for credit losses	71,932	38,302
Total commercial mortgage loans, held for investment, net	$3,967,590	$4,383,134
For the nine months ended September 30, 2026 and year ended December 31, 2025, the activity in the Company's commercial mortgage loans, held for investment carrying values, was as follows (dollars in thousands):

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Amortized cost, beginning of period	$4,421,436	$4,986,750
Acquisitions and originations	1,029,502	1,156,575
Principal repayments	(1,182,725)	(1,420,373)
Dispositions	—	(35,116)
Principal charge-off	(22,851)	(32,860)
Deferred fees and other items(1)	(4,063)	(10,304)
Amortization/accretion of fees and other items(1)	7,243	9,557
Transfer to real estate owned(2)	(206,666)	(197,396)
Transfer to held for sale	—	(33,909)
Cost recovery	(2,354)	(1,488)
Amortized cost, end of period	$4,039,522	$4,421,436
Allowance for credit losses, beginning of period	$(38,302)	$(78,083)
General (provision)/benefit for credit losses	(1,452)	12,669
Specific (provision)/benefit for credit losses	(55,029)	(5,748)
Charge offs from specific allowance for credit losses	22,851	32,860
Allowance for credit losses, end of period	$(71,932)	$(38,302)
Total commercial mortgage loans, held for investment, net	$3,967,590	$4,383,134
________________________
(1) Other items primarily consist of purchase discounts or premiums and deferred origination expenses.
(2) For additional details on properties obtained through foreclosure or deed-in-lieu of foreclosure, see Note 8 - Real Estate Owned.
As of September 30, 2026 and December 31, 2025, the Company's total commercial mortgage loan, held for investment, portfolio was comprised of 175 and 169 loans, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Loan Portfolio by Collateral Type and Geographic Region
The following tables present the composition by loan collateral type and region of the Company's commercial mortgage loans, held for investment portfolio (dollars in thousands):

	September 30, 2026		December 31, 2025
Loan Collateral Type	Par Value	Percentage	Par Value	Percentage
Multifamily	$3,354,417	82.8%	$3,434,672	77.5%
Hospitality	361,375	8.9%	515,144	11.6%
Industrial	181,495	4.5%	309,522	7.0%
Office	35,867	0.9%	58,259	1.3%
Retail	—	—%	1,986	—%
Other	118,782	2.9%	115,928	2.6%
Total	$4,051,936	100.0%	$4,435,511	100.0%

	September 30, 2026		December 31, 2025
Loan Region	Par Value	Percentage	Par Value	Percentage
Southeast	$1,754,872	43.3%	$1,832,831	41.4%
Southwest	1,120,991	27.6%	1,431,471	32.3%
Mideast	364,039	9.0%	348,750	7.9%
Far West	158,184	3.9%	239,874	5.4%
New England	137,211	3.4%	125,982	2.8%
Great Lakes	105,315	2.6%	108,095	2.4%
Rocky Mountain	113,030	2.8%	76,180	1.7%
Various(1)	298,294	7.4%	272,328	6.1%
Total	$4,051,936	100.0%	$4,435,511	100.0%
________________________
(1) Represents loans secured by a portfolio of properties located in various parts of the United States.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Allowance for Credit Losses
The following table presents the quarterly changes in the Company's allowance for credit losses for the nine months ended September 30, 2026 (dollars in thousands):

		General Allowance for Credit Losses
	Specific Allowance for Credit Losses	Funded	Unfunded	Total	Total Allowance for Credit Losses
December 31, 2025	$4,106	$34,196	$296	$34,492	$38,598
Changes:
Provision/(Benefit)	14,846	(1,358)	38	(1,320)	13,526
Charge offs	(2,617)	—	—	—	(2,617)
March 31, 2026	$16,335	$32,838	$334	$33,172	$49,507
Changes:
Provision/(Benefit)	1,507	3,777	(109)	3,668	5,175
Write offs	—	—	—	—	—
June 30, 2026	$17,842	$36,615	$225	$36,840	$54,682
Changes:
Provision/(Benefit)	38,676	(967)	(19)	(986)	37,690
Charge offs	(20,234)	—	—	—	(20,234)
September 30, 2026	$36,284	$35,648	$206	$35,854	$72,138
Specific Allowance for Credit Losses
The Company has elected to apply a practical expedient for collateral dependent assets in which the allowance for credit losses is calculated as the difference between the estimated fair value of the underlying collateral, less estimated cost to sell, and the amortized cost basis of the loan. As such, these loans receivable are measured at fair value on a nonrecurring basis using significant unobservable inputs and are classified as Level III assets in the fair value hierarchy. The fair value of the underlying collateral is determined using the market approach, the income approach, or a combination thereof. The significant unobservable input used for the income approach is the exit capitalization rate assumptions, which ranged from 6.00% to 9.25%. The significant unobservable input used for the market approach is the estimated fair value less cost to sell based on a negotiated price from an anticipated buyer.
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
In November 2021, the Company originated a first mortgage loan with a commitment of $39.0 million secured by a multifamily property in Arizona. The loan was identified by management as non-performing and placed on cost recovery status, with an amortized cost of $36.6 million, as of September 30, 2026. The Company recorded a specific allowance for credit losses of $10.0 million on this loan as of September 30, 2026.
In June 2022, the Company originated a first mortgage loan with a commitment of $46.0 million secured by a multifamily property in North Carolina. The loan was identified by management as non-performing and placed on cost recovery status, with an amortized cost of $44.0 million, as of September 30, 2026. The Company recorded a specific allowance for credit losses of
$11.5 million on this loan as of September 30, 2026.
In December 2021, the Company originated a first mortgage loan with a commitment of $82.9 million secured by two multifamily properties in North Carolina. The loan was identified by management as non-performing and placed on cost recovery status, with an amortized cost of $79.8 million, as of June 30, 2026. The Company recorded a specific allowance for credit losses of $13.2 million on this loan as of June 30, 2026. In September 2026, the Company foreclosed on these properties, recording a $2.7 million benefit to the specific allowance and charging-off the balance of the specific allowance for credit losses at the time of the foreclosure.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

In October 2022, the Company originated a first mortgage loan with a commitment of $34.3 million secured by a multifamily property in Texas. The loan was identified by management as non-performing and placed on cost recovery status, with an amortized cost of $29.8 million, as of September 30, 2026. The Company recorded a specific allowance for credit losses of $2.7 million on this loan as of September 30, 2026.
In March 2021, the Company originated a first mortgage loan with a commitment of $78.6 million secured by a multifamily property in Texas. The loan was identified by management as non-performing and placed on non-accrual status, with an amortized cost of $72.0 million, as of June 30, 2026. In August 2026, the Company foreclosed on this property, recording a $5.5 million provision to the specific allowance and charging-off the balance of the specific allowance for credit losses at the time of the foreclosure.
In June 2025, the Company originated a first mortgage loan with a commitment of $19.3 million secured by a multifamily property in Texas. The loan was identified by management as non-performing and placed on non-accrual status, with an amortized cost of $18.6 million, as of June 30, 2026. In July 2026, the Company foreclosed on this property, recording a $4.2 million provision to the specific allowance and charging-off the balance of the specific allowance for credit losses at the time of the foreclosure.
In September 2021, the Company originated a first mortgage loan with a commitment of $11.3 million secured by a multifamily property in Georgia. The loan was identified by management as non-performing and placed on non-accrual status, with an amortized cost of $8.9 million, as of September 30, 2026. The Company recorded a specific allowance for credit losses of $0.9 million on this loan as of September 30, 2026.
In March 2022, the Company originated a first mortgage loan with a commitment of $35.7 million secured by a multifamily property in Arizona. The loan was identified by management as non-performing and placed on cost recovery status, with an amortized cost of $34.7 million, as of September 30, 2026. The Company recorded a specific allowance for credit losses of $7.6 million on this loan as of September 30, 2026.
In May 2022, the Company originated a first mortgage loan with a commitment of $20.4 million secured by a multifamily property in Texas. The loan was identified by management as non-performing and placed on cost recovery status, with an amortized cost of $16.6 million, as of September 30, 2026. The Company recorded a specific allowance for credit losses of $3.6 million on this loan as of September 30, 2026.
General Allowance for Credit Losses
The Company recorded a total decrease and increase, respectively, in its general allowance for credit losses during the three and nine months ended September 30, 2026 of $1.0 million and $1.4 million, respectively. The primary respective drivers for the change in reserve balance for both periods is attributable to worsening economic scenario projections used in our CECL model compared to the preceding period for the nine month period, with minor improvements quarter over quarter for the three month period. Changes in the provision for credit losses for the Company’s financial instruments are recorded in (Provision)/benefit for credit losses in the consolidated statements of operations with a corresponding offset to the financial instrument’s amortized cost recorded in the consolidated balance sheet, or as a component of Accounts payable and accrued expenses for unfunded loan commitments.
Past Due Status
The following table presents a summary of the loan's amortized cost basis as of September 30, 2026 (dollars in thousands):

	Current	Less than 90 days past due	90 or more days past due(1)	Total
As of September 30, 2026	$3,804,278	$81,189	$154,055	$4,039,522
________________________
(1) Comprised of five mortgage loans, all of which were collateralized by multifamily properties and are designated as non-performing.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Non-performing Status
The following table presents the amortized cost basis of our non-performing loans as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026	December 31, 2025
Non-performing loan amortized cost at beginning of year, January 1	$213,980	$133,230
Addition of non-performing loan amortized cost	308,231	346,323
Less: Removal of non-performing loan amortized cost	340,533	265,573
Non-performing loan amortized cost end of period(1)	$181,678	$213,980
________________________
(1) As of each of September 30, 2026 and December 31, 2025, the Company had seven loans designated as non-performing. As of September 30, 2026, five non-performing loans were placed on cost recovery status, all of which were collateralized by multifamily properties, with a combined specific allowance for credit losses of $35.4 million. The other two were collateralized by multifamily properties and placed on non-accrual status, one of which had a specific allowance for credit losses of $0.9 million. As of December 31, 2025, four non-performing loans were placed on cost recovery status, one of which was collateralized by an office property and the other three by multifamily properties with a combined specific allowance for credit losses of $4.1 million. The other three were collateralized by multifamily properties and placed on non-accrual status with no specific allowance for credit losses.
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
All commercial mortgage loans, excluding loans classified as Commercial mortgage loans, held for sale, measured at fair value within the consolidated balance sheets, are assigned an initial risk rating of 2. As of September 30, 2026 and December 31, 2025, the weighted average risk rating of loans was 2.4 and 2.4, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

The following tables present the par value and amortized cost of our commercial mortgage loans, held for investment as of September 30, 2026 and December 31, 2025, by the Company’s internal risk rating and year of origination (dollars in thousands):

September 30, 2026
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Total Par Value	2026	2025	2024	2023	2022	Prior	Total Amortized Cost	% of Portfolio
1	—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2	140	2,966,596	714,624	1,032,100	764,457	215,954	132,053	98,737	2,957,925	73.2%
3	22	751,693	—	75,482	330,658	97,185	214,246	33,856	751,427	18.6%
4	6	140,601	—	23,077	51,880	—	—	65,721	140,678	3.5%
5	7	193,046	—	—	—	—	125,086	64,406	189,492	4.7%
Total	175	$4,051,936	$714,624	$1,130,659	$1,146,995	$313,139	$471,385	$262,720	$4,039,522	100.0%
					Allowance for credit losses				(71,932)
						Total carrying value, net			$3,967,590

December 31, 2025
			Amortized Cost by Year of Origination
Risk Rating	Number of Loans	Total Par Value	2025	2024	2023	2022	2021	Prior	Total Amortized Cost	% of Portfolio
1	—	$—	$—	$—	$—	$—	$—	$—	$—	—%
2	137	3,213,933	982,678	1,175,376	322,490	387,548	313,728	20,559	3,202,379	72.4%
3	22	848,719	—	305,158	129,792	220,090	178,500	14,756	848,296	19.2%
4	6	246,682	—	—	—	138,889	107,790	—	246,679	5.6%
5	4	126,177	—	—	—	44,483	58,504	21,095	124,082	2.8%
Total	169	$4,435,511	$982,678	$1,480,534	$452,282	$791,010	$658,522	$56,410	$4,421,436	100.0%
					Allowance for credit losses				(38,302)
						Total carrying value, net			$4,383,134

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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

	September 30, 2026		December 31, 2025
	Aggregate UPB	Fair Value	Aggregate UPB	Fair Value
Agency loans	$360,505	$362,002	$324,162	$331,218
Non-Agency loans	11,500	11,179	29,500	29,500
Total commercial mortgage loans, held for sale, measured at fair value	$372,005	$373,181	$353,662	$360,718
As of September 30, 2026 and December 31, 2025, respectively, there were no loans that were 90 days or more past due or on a non-accrual status.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 6 - Mortgage Servicing Rights
Mortgage Servicing Rights (“MSRs”) represent servicing rights retained by the Company for agency loans it originates and sells. The servicing fees are collected from the monthly payments made by the borrowers. The Company generally receives other remuneration including rights to various loan fees such as late charges, collateral re-conveyance charges, loan prepayment penalties, and other ancillary fees. In addition, the Company earns placement fees on funds held pending remittance related to its collection of loan principal and escrow balances. As of September 30, 2026, the Company had a servicing portfolio consisting of 1,075 loans with an unpaid principal balance of $22.8 billion for which it owns MSRs. As of December 31, 2025, the Company had a servicing portfolio consisting of 1,042 loans with an unpaid principal balance of $21.6 billion for which it owns MSRs.
Activity related to MSRs for the nine months ended September 30, 2026 and the year ended December 31, 2025 was as follows (in thousands):

Nine Months Ended September 30, 2026
Beginning balance, as of January 1, 2026	$212,216
Additions	18,924
Amortization	(29,434)
Impairment reversal	2,601
Prepayments and write-offs	(3,129)
Ending balance, as of September 30, 2026	$201,178

Year Ended December 31, 2025
Beginning balance, as of January 1, 2025	$—
Acquired MSRs at July 1, 2025	211,545
Additions	26,295
Amortization	(19,434)
Impairment	(2,590)
Prepayments and write-offs	(3,600)
Ending balance, as of December 31, 2025	$212,216
The discount rates used to determine the present value of the MSRs, at recognition, were between 8%-14% (representing a weighted average discount rate of 10.2%) as of September 30, 2026. The weighted average estimated life remaining of the MSRs was 6.2 years as of September 30, 2026. The weighted average estimated life remaining of the MSRs was 6.4 years as of December 31, 2025.
Contractual servicing fees, including late fees, and ancillary fees were $37.6 million for the nine months ended September 30, 2026, and are included in servicing fees, net in the consolidated statement of operations. At September 30, 2026, there were no MSRs that were considered impaired. At December 31, 2025, $2.6 million of MSRs were considered impaired.
The expected amortization of capitalized MSRs recorded at September 30, 2026 is as follows (in thousands):

Year	Amortization
2026 (October-December)	$8,612
2027	32,973
2028	27,327
2029	22,648
2030	18,770
Thereafter	90,848
Total	$201,178

Based on scheduled maturities, actual amortization may vary from these estimates.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 7 - Real Estate Securities
Real Estate Securities Classified as Available for Sale
The following is a summary of the Company's real estate securities, available for sale, measured at fair value, as of December 31, 2025 (dollars in thousands). As of September 30, 2026, the Company did not hold any real estate securities classified as available for sale.

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
The following table shows the amortized cost, unrealized gain/(loss) and fair value of the Company's CMBS bonds as of December 31, 2025 (dollars in thousands):

	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Fair Value
December 31, 2025	$151,946	$76	$(360)	$151,662

As of September 30, 2026, the Company sold all 13 of its real estate securities classified as available for sale, held at June 30, 2026, which had an aggregate amortized cost basis of $187.9 million. The Company recognized a loss of $0.9 million on these sales. As of December 31, 2025, the Company held 10 CMBS bonds with an amortized cost basis of $151.9 million and a net unrealized loss of $0.3 million, seven of which were held in a gross unrealized loss position of $0.4 million, and zero positions had an unrealized loss for a period greater than twelve months. As of December 31, 2025, the fair value of the Company's CMBS bonds that were in an unrealized loss position for less than twelve months was $105.9 million.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 8 - Real Estate Owned
Real Estate Owned, Held for Investment
The following table summarizes the Company's real estate owned, held for investment assets as of September 30, 2026 and December 31, 2025 (dollars in thousands):

			As of September 30, 2026
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021(1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,929	$(11,509)	$79,115
August 2023	Office	Portland, OR	16,479	2,065	—	(159)	18,385
April 2025(4)	Multifamily	Austin, TX	7,950	16,700	—	(35)	24,615
June 2026(2)	Multifamily	Huntersville, NC	8,000	62,007	—	—	70,007
September 2026(3)	Multifamily	Durham, NC	6,100	22,058	868	(79)	28,947
September 2026(3)	Multifamily	Durham, NC	8,448	29,110	1,208	(122)	38,644
Total			$50,413	$216,199	$5,005	$(11,904)	$259,713
________________________
See notes below.

			As of December 31, 2025
Acquisition Date	Property Type	Primary Location(s)	Land	Building and Improvements	Furniture, Fixtures and Equipment	Accumulated Depreciation	Real Estate Owned, net
September 2021(1)	Industrial	Jeffersonville, GA	$3,436	$84,259	$2,929	$(9,783)	$80,841
August 2023	Office	Portland, OR	16,479	2,065	—	(120)	18,424
Total			$19,915	$86,324	$2,929	$(9,903)	$99,265
________________________
(1) The Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, Jeffersonville Member, LLC (the “Jeffersonville JV”) to acquire a triple net lease property in Jeffersonville, GA. Refer to Note 18 - Related Party Transactions and Arrangements for details.
(2) During the second quarter, the Company obtained the property through foreclosure and classified it as construction-in-progress. For the three and nine months ended September 30, 2026, the Company recognized a $0.2 million loss and $9.5 million gain, respectively, within Gain/(loss) on other real estate investments in the consolidated financial statements of operations, primarily related to a fair value adjustment as of the acquisition date.
(3) These properties previously collateralized one commercial mortgage loan. The Company recognized a $0.3 million loss, within Gain/(loss) on other real estate investments in the consolidated financial statements of operations, primarily related to the foreclosures of these properties.
(4) The Company reclassified the property from held for sale to held for investment in the third quarter. For the three and nine months ended September 30, 2026, the Company recognized a $10.1 million and $9.9 million loss, respectively, within Gain/(loss) on other real estate investments in the consolidated financial statements of operations, primarily related to a fair value adjustment as of the reclassification date.
Depreciation expense for the three and nine months ended September 30, 2026 totaled $0.8 million and $2.0 million, respectively. Depreciation expense for the three and nine months ended September 30, 2025 totaled $0.7 million and $2.0 million, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Real Estate Owned, Held for Sale
The following table summarizes the Company's real estate owned, held for sale assets and liabilities as of September 30, 2026 and December 31, 2025 (dollars in thousands):

		As of September 30, 2026
Property Type	Primary Location(s)	Assets, Net	Liabilities, Net
Office(1)	Denver, CO	$16,328	$1,105
Multifamily(2)	Various	146,347	3,929
Total		$162,675	$5,034
____________________
See notes below.

		As of December 31, 2025
Property Type	Primary Location(s)	Assets, Net	Liabilities, Net
Office(1)	Denver, CO	$17,267	$1,321
Multifamily(2)	Various	180,942	3,911
Retail(3)	Various	2,980	217
Total		$201,189	$5,449
________________________
(1) During the three and nine months ended September 30, 2026, the Company recognized a net loss of $0.2 million and $1.6 million, respectively, included within Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations primarily related to the fair value write-down of this property.
(2) As of September 30, 2026, the Company's real estate owned, held for sale assets included four multifamily properties that previously collateralized four commercial mortgage loans. During the three and nine months ended September 30, 2026, the Company recognized a net loss of $2.0 million and $6.7 million, respectively, included within Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations, primarily related to fair value write-downs and sale of these properties.
(3) In November 2022, the Company and an affiliate of the Company entered into a joint venture agreement and formed a joint venture entity, BSPRT Walgreens Portfolio, LLC (the "Walgreens JV") to assume a group of 24 retail properties with various locations throughout the United States (the "Walgreens Portfolio"). Refer to Note 18 - Related Party Transactions and Arrangements. The Company sold the final property within the Walgreens Portfolio during the first quarter of 2026. As a result, the Company did not record a loss for the three months ended September 30, 2026 but recorded a $0.5 million loss for the nine months ended September 30, 2026 included within Gain/(loss) on other real estate investments in the Company's consolidated financial statements of operations.
As of September 30, 2026, the Company has designated certain properties included within the real estate owned business segment as held for sale in accordance with ASC 360. The properties are currently being marketed and sales are probable to occur within one year.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 9 - Equity Method Investments
55 Riverwalk Aker/BSP Venture LLC - The Company holds a 21.01% interest in 55 Riverwalk Aker/BSP Venture LLC (the "55 Riverwalk JV"), a joint venture that is a mixed-use development property consisting of a multifamily apartment complex and retail shopping stores. The 55 Riverwalk JV was formed on December 20, 2024, where the Company made an initial investment of $13.3 million. The Company has received total distributions of $1.0 million as of September 30, 2026. The equity investment in 55 Riverwalk JV has a carrying value of $19.4 million and $13.5 million on the consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.
Garfield PG JV HoldCo LLC - The Company holds a 28.87% interest in Garfield PG JV HoldCo LLC (the "Garfield JV"), a joint venture that is an industrial property for warehousing and distribution. The Garfield JV was formed on May 22, 2025, where the Company made an initial investment of $9.8 million. The Company has received total distributions of $1.0 million as of September 30, 2026. The equity investment in Garfield JV has a carrying value of $13.0 million and $8.6 million on the consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.
NewPoint JV LLC - The Company holds a 7.71% ownership interest in NewPoint JV LLC (the “Bridge JV”), a joint venture with the purpose of investing in multifamily bridge loans. The Company has received total distributions of $2.2 million as of September 30, 2026. The Company has a total commitment of $25.0 million which was completely funded as of September 30, 2026. The equity investment in Bridge JV has a carrying value of $21.7 million and $24.2 million on the consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.
NewPoint + MORE Capital Affordable Fund LLC - The Company holds a 31.01% ownership interest in NewPoint + MORE Capital Affordable Fund LLC (the “Affordable JV”), a joint venture with the purpose of investing in multifamily affordable debt instruments through its subsidiary, NewPoint Impact Fund I LP. The Company has a total capital commitment of $30.0 million to NewPoint Impact Fund I LP, through its interest in the Affordable JV, of which $7.5 million was unfunded as of September 30, 2026. The Company has received total distributions of $2.5 million as of September 30, 2026. The equity investment in Affordable JV has a carrying value of $25.5 million and $25.3 million on the consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.
Zelda PG JV HoldCo LLC - The Company holds a 27.95% interest in Zelda PG JV HoldCo LLC (the "Gardena JV"), a joint venture that is an industrial property for warehousing and distribution. The Gardena JV was formed on March 18, 2026, where the Company made an initial investment of $13.7 million. The Company has received total distributions of $10.0 million as of September 30, 2026. The equity investment in Gardena JV has a carrying value of $7.2 million on the consolidated balance sheets as of September 30, 2026.
BSP TMO Master JV LLC - The Company holds a 95% interest in BSP TMO Master JV LLC (the "BSP TMO JV"), a joint venture that is a multifamily property for Section 8 Affordable housing. The BSP TMO JV was formed on August 10, 2026, where the Company made an initial investment of $1.8 million. The 5% operating partner receives profit distributions of 20% after an initial return hurdle rate and up to 35% after subsequent higher return hurdle rates are met. Management determined that the Company does not have a controlling financial interest in this investment as power is shared between the JV partners and neither party can exert significant influence over the operations and financial policies unilaterally.
The following table provides a summary of the combined financial position of the Company’s equity method investments as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026	December 31, 2025
Total Assets	$998,436	$1,450,001
Total Liabilities	433,328	918,504
Net Assets/Member's Equity	565,108	531,497

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

The following provides a summary of the combined results of operations of the Company’s equity method investments for the three and nine months ended September 30, 2026 and 2025, respectively (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total Revenue/Investment Income	$19,808	$30,365	$67,883	$34,181
Unrealized Gain/(Loss) from Investments	(3,291)	(1,087)	51,421	(1,087)
Total Expenses	14,937	22,194	50,326	25,147
Net Income/(Loss)	1,580	7,085	68,979	7,948
Net Income/(Loss) attributable to the Company	45	6	13,797	187

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 10 - Leases
The Company leases office space, classified as operating leases, in the normal course of business at varying lengths through 2033. Leases are negotiated with third parties and, in some instances, contain renewal, expansion and termination options. As of September 30, 2026 and December 31, 2025, the Company recorded ROU assets of $7.1 million and $8.4 million within Prepaid expenses and other assets, and operating lease liabilities of $9.0 million and $10.5 million within other liabilities, on the consolidated balance sheets, respectively. All lease commencement dates are recorded as of July 1, 2025 in conjunction with the acquisition of NewPoint.

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Lease Cost:
Operating lease cost	$574	$1,782
Variable lease cost	213	632
Net lease cost	$787	$2,414
Other Information
Operating cash outflows from operating leases	$664	$1,985

Weighted-average remaining lease term	4.9
Weighted-average discount rate	6.7%
Operating lease cost is included in Other expenses in the consolidated statement of operations. The discount rate was determined by using the Company's incremental borrowing rate.
The following table shows future minimum payments under the Company's operating leases as of September 30, 2026 (dollars in thousands):

Future Minimum Payments	September 30, 2026
2026 (October-December)	$664
2027	2,520
2028	2,381
2029	2,004
2030	804
2031 and beyond	2,246
Total Lease Payments	10,619
Less: imputed interest	(1,620)
Total	$8,999
Rental Income
Rental income for the three and nine months ended September 30, 2026 totaled $7.9 million and $20.4 million, respectively. Rental income for the three and nine months ended September 30, 2025 totaled $7.2 million and $22.4 million, respectively. Rental income is included in Revenue from real estate owned in the consolidated statements of operations.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

The following table summarizes the Company's schedule of future minimum rents on its real estate owned, held for investment properties, to be received under the leases (dollars in thousands):

Future Minimum Rents	September 30, 2026
2026 (October-December)	$4,226
2027	11,635
2028	8,884
2029	9,062
2030	9,243
2031 and beyond	79,083
Total future minimum rent	$122,133

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 11 - Goodwill & Other Intangible Assets
Goodwill
The carrying amount of goodwill was as follows (dollars in thousands). The goodwill is attributable entirely to the Agency Business.

	Agency Business	Total
Balance at December 31, 2025	$92,048	$92,048
Goodwill acquired during the period	—	—
Balance at September 30, 2026	$92,048	$92,048

Intangible Assets
The following table summarizes the carrying value of the Company’s intangible assets, as described in Note 3 as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026			December 31, 2025
	Carrying Value	Accumulated Amortization	Total	Carrying Value	Accumulated Amortization	Total
Indefinite lived intangibles:
Agency License Intangibles	$72,500	$—	$72,500	$72,500	$—	$72,500
Finite lived intangibles:
Non-compete Agreements	$5,200	$(5,200)	$—	$5,200	$(3,317)	$1,883
Software development	4,780	(1,167)	3,613	4,660	(444)	4,216
Intangible lease assets	50,664	(14,643)	36,021	49,192	(12,238)	36,954
Total	$133,144	$(21,010)	$112,134	$131,552	$(15,999)	$115,553

Amortization expense for the three and nine months ended September 30, 2026 was $1.2 million and $5.0 million, respectively. Amortization expense for the three and nine months ended September 30, 2025 was $2.6 million and $4.0 million, respectively.
The following table summarizes the Company's expected other identified intangible assets, net amortization over the next five years (dollars in thousands):

	Weighted Avg. Life (in Years)	2026 (October - December)	2027	2028	2029	2030
Software development	4.0	239	956	956	956	506
Intangible lease assets	11.7	1,456	3,370	2,880	2,880	2,880
Total		$1,695	$4,326	$3,836	$3,836	$3,386

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 12 - Debt
Below is a summary of the Company's repurchase facilities and revolving credit facilities - commercial mortgage loans ("Repo and Revolving Credit Facilities"), Mortgage note payable, Other financings and Unsecured debt as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026
Repo and revolving credit facilities - commercial mortgage loans(2):	Capacity	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility(3)	$750,000	$328,140	$25,440	6.11%	07/2027
Atlas Repo Facility	350,000	76,347	7,363	6.44%	01/2027
WF Repo Facility(4)	250,000	23,191	2,388	5.20%	10/2027
Barclays Revolver Facility(5)	—	—	74	N/A	N/A
Barclays Repo Facility(6)	500,000	25,045	2,117	5.36%	03/2028
MS Repo Facility(7)	150,000	28,055	287	5.35%	05/2029
GS Repo Facility(8)	250,000	—	—	N/A	07/2028
BAML WH Line of Credit(10)	450,000	50,720	1,671	4.98%	06/2027
Fifth Third WH Line of Credit(10)	400,000	152,980	1,095	5.20%	07/2027
Fifth Third Line of Credit(11)	125,000	—	1,100	N/A	03/2027
JPM WH Line of Credit(12)	700,000	89,560	1,929	5.26%	01/2027
PNC WH Line of Credit(13)	500,000	63,863	1,190	5.21%	12/2026
ASAP WH Line of Credit(14)	100,000	—	—	N/A	N/A
Total/Weighted average	$4,525,000	$837,901	$44,654	5.68%
Mortgage note payable:
Debt related to our REO(15)	N/A	$24,186	$1,136	6.07%	04/2029
Other financings:
Other financings(16)	N/A	$12,865	$585	6.00%	07/2028
Unsecured Debt
Senior Notes(17)(18)	N/A	$107,000	$7,150	Various(17)(18)	Various(17)(18)
Junior Note I(19)	N/A	17,500	1,022	7.60%	10/2035
Junior Note II(19)	N/A	40,000	2,230	7.46%	12/2035
Junior Note III(20)	N/A	—	1,340	—%	09/2036
Total/Weighted average	N/A	$164,500	$11,742	7.91%
________________________
See notes below.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

	December 31, 2025
Repo and revolving credit facilities - commercial mortgage loans(2):	Capacity	Amount Outstanding	Interest Expense(1)	Ending Weighted Average Interest Rate	Term Maturity
JPM Repo Facility(3)	$500,000	$439,408	$18,107	6.04%	07/2026
Atlas Repo Facility	350,000	150,744	10,598	6.35%	01/2027
WF Repo Facility(4)	250,000	75,172	1,749	5.22%	10/2027
Barclays Revolver Facility(5)	100,000	—	438	N/A	09/2026
Barclays Repo Facility(6)	500,000	82,602	8,889	5.59%	03/2028
Churchill Repo Facility(9)	—	—	555	N/A	N/A
BAML WH Line of Credit(10)	500,000	9,399	1,210	5.17%	06/2026
Fifth Third WH Line of Credit(10)	400,000	44,007	3,169	5.02%	07/2026
Fifth Third Line of Credit(11)	100,000	15,000	1,265	6.53%	08/2026
JPM WH Line of Credit(12)	700,000	222,831	5,892	5.04%	01/2026
PNC WH Line of Credit(13)	500,000	47,924	1,628	4.99%	12/2026
ASAP WH Line of Credit(14)	100,000	—	—	N/A	N/A
Total/Weighted average	$4,000,000	$1,087,087	$53,500	5.70%
Mortgage note payable:
Debt related to our REO(15)	N/A	$23,998	$1,783	6.87%	10/2026
Other financings:
Other financings(16)	N/A	$12,865	$783	6.00%	07/2028
Unsecured Debt
Senior Notes(17)(18)	N/A	$107,000	$6,158	Various(17)(18)	Various(17)(18)
Junior Note I(19)	N/A	17,500	1,458	7.60%	10/2035
Junior Note II(19)	N/A	40,000	3,195	7.28%	12/2035
Junior Note III(20)	N/A	25,000	1,997	7.28%	09/2036
Total/Weighted average	N/A	$189,500	$12,808	7.81%
________________________
(1) Represents year to date expense and includes amortization of deferred financing costs.
(2) The Company may pledge one or more mortgage loans to the financing entity in exchange for funds typically at an advance rate of between 60% to 75% of the principal amount of the mortgage loan being pledged. These loans are all floating rate at the Secured Overnight Financing Rate ("SOFR") plus an applicable spread. Additionally, the Repo and Revolving Credit Facilities generally provide that in the event of a decrease in the value of the Company's collateral, the lenders can demand additional collateral. As of both September 30, 2026 and December 31, 2025, the Company was in compliance with all debt covenants.
(3) On May 7, 2026, the Company extended the maturity date to July 27, 2027. There is one one-year extension option remaining.
(4) There are three one-year extension options.
(5) On September 19, 2026, the Company terminated the Barclays Revolver Facility.
(6) There is one one-year extension option.
(7) There are two one-year extension options.
(8) On July 30, 2026, the Company entered into a master repurchase agreement ("MRA") with Goldman Sachs Bank USA, with a maximum facility amount of $250.0 million and an initial two-year term with one one-year extension option.
(9) On October 21, 2025, the Company terminated the Churchill MRA.
(10) Collateralized by a first lien on the Company’s interest in the mortgage loans that it originates. Advances cannot exceed 100% of the principal amounts of the mortgage loans originated by the Company and must be repaid at the earlier of the sale or other disposition of the mortgage loans or at the expiration date of the Line of Credit.
(11) Operating line that is secured by an equity interest in NewPoint Real Estate Capital LLC ("NPREC").
(12) On January 31, 2026, the Company extended the maturity date to January 29, 2027.
(13) Collateralized by a first lien on the Company’s interest in the mortgage loans that it originates.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

(14) The Company has a $100.0 million ASAP agreement with Fannie Mae providing us with a warehousing credit facility for mortgage loans that are to be sold to Fannie Mae and serviced under the Fannie Mae DUS program. The ASAP agreement is not a committed line, has no expiration date and bears interest at SOFR + 1.50%, with a 0.25% SOFR floor.
(15) Relates to a mortgage note payable in Jeffersonville JV, a consolidated joint venture. The loan has a principal amount of $113.6 million of which $89.4 million of the loan is owned by the Company and was eliminated in our consolidated financial statements (see Note 8 - Real Estate Owned). On April 9, 2026, the Company refinanced the mortgage note, upsized the capacity and extended the maturity date to April 9, 2029 for the Company and the affiliated fund (see Note 18 - Related Party Transactions and Arrangements).
(16) Comprised of one note-on-note financing via a participation agreement. From inception of the loan, the Company's outstanding loan could increase as a result of future fundings, leading to an increase in amount outstanding via the participation agreement. The contractual maturity date of this loan is July 2028.
(17) During the second quarter of 2025, the Company issued $82.0 million of 8.25% fixed-rate senior unsecured notes. These notes mature on April 30, 2030.
(18) During the second quarter of 2025, the Company issued $25.0 million of floating-rate senior unsecured notes. As of September 30, 2026, the interest rate on these notes was SOFR + 4.00%. These notes mature on April 25, 2028.
(19) The notes are currently redeemable, in whole or in part, without penalty, at the Company’s option. Interest paid on unsecured Junior Notes I and II totaled $0.8 million and $2.9 million for the three and nine months ended September 30, 2026, respectively.
(20) During the third quarter of 2026, the Company repurchased and subsequently cancelled the Junior Note III, recognizing a gain of $1.7 million in Realized gain/loss on extinguishment of debt in the consolidated statement of operations as of September 30, 2026. Interest paid on Junior Note III totaled $0.7 million and $1.7 million for the three and nine months ended September 30, 2026, respectively.
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
Below is a summary of the Company's MRAs which were included in Repurchase agreements - real estate securities in the Company's consolidated balance sheets as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026
Counterparty	Amount Outstanding	Interest Expense	Collateral Pledged(1)	Weighted Average Interest Rate	Weighted Average Days to Maturity
JP Morgan Securities LLC	$—	$738	$—	—%	0
Barclays Capital Inc.	—	773	—	—%	0
Lucid Prime Fund	—	1,438	—	—%	0
Santander Securities	39,489	2,844	49,014	4.70%	13
Total/Weighted Average	$39,489	$5,793	$49,014	4.70%	13
________________________
See note below

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

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
________________________
(1) Includes $49.0 million and $74.2 million of CMBS bonds, held by the Company, which is eliminated through consolidation of the related CLO's on the Company's consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.

Collateralized Loan Obligation
The following table represents the terms of the notes issued by 2023-FL10 Issuer, 2024-FL11 Issuer, 2025-FL12 Issuer and 2026-FL13 Issuer (collectively the “CLOs”) as of September 30, 2026 and December 31, 2025:

	September 30, 2026
CLO Facility	Number of Loans in pool(1)	Benchmark interest rate	Weighted Average Spread	Par Value	Par Value Outstanding(2)	Principal Balance of Collateralized Mortgage Assets	Maturity Dates
2023-FL10 Issuer	22	AVG SOFR	3.14%	717,243	267,198	446,227	9/15/2035
2024-FL11 Issuer	41	Term SOFR	1.99%	886,176	886,176	1,023,948	7/15/2039
2025-FL12 Issuer	65	Term SOFR	1.61%	947,189	947,189	1,075,998	4/17/2043
2026-FL13 Issuer	45	Term SOFR	1.76%	778,094	778,094	871,736	10/18/2043
				$3,328,702	$2,878,657	$3,417,909

	December 31, 2025
CLO Facility	Number of Loans in pool(1)	Benchmark interest rate	Weighted Average Spread	Par Value	Par Value Outstanding(2)	Principal Balance of Collateralized Mortgage Assets	Maturity Dates
2022-FL8 Issuer	21	AVG SOFR	2.07%	960,000	370,348	609,074	2/15/2037
2023-FL10 Issuer	32	Term SOFR	2.68%	717,243	553,214	715,694	9/15/2035
2024-FL11 Issuer	38	Term SOFR	1.99%	886,176	886,176	1,024,380	7/15/2039
2025-FL12 Issuer	50	Term SOFR	1.67%	947,189	947,189	1,046,909	4/17/2043
				$3,510,608	$2,756,927	$3,396,057
________________________
(1) Loan assets may be pledged towards one or multiple CLO pools.
(2) Excludes $277.0 million and $366.1 million of CLO notes held by the Company, which are eliminated in Collateralized loan obligations in the consolidated balance sheet as of September 30, 2026 and December 31, 2025, respectively.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

The below table reflects the total assets and liabilities of the Company's outstanding CLOs. The CLOs are considered VIEs and are consolidated into the Company's consolidated financial statements as of September 30, 2026 and December 31, 2025 as the Company is the primary beneficiary of the VIE. The Company is the primary beneficiary of the CLOs because (i) the Company has the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the right to receive benefits from the VIEs or the obligation to absorb losses of the VIEs that could be significant to the VIE. The VIEs are non-recourse to the Company.

	September 30, 2026	December 31, 2025
Assets (dollars in thousands)
Cash and cash equivalents(1)	$12,386	$51,153
Commercial mortgage loans, held for investment, net(2)	3,234,613	3,317,040
Accrued interest receivable	15,640	18,302
Total Assets	$3,262,639	$3,386,495

Liabilities (dollars in thousands)
Notes payable(3)(4)	$3,155,697	$3,123,046
Accrued interest payable	8,267	8,857
Total Liabilities	$3,163,964	$3,131,903
________________________
(1) Includes $11.8 million and $50.5 million of cash held by the servicer related to CLO loan payoffs as of September 30, 2026 and December 31, 2025, respectively.
(2) The balance is presented net of allowance for credit losses of $17.3 million and $15.4 million as of September 30, 2026 and December 31, 2025, respectively.
(3) Includes $277.0 million and $366.1 million of CLO notes, held by the Company, which are eliminated in Collateralized loan obligations of the consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.
(4) The balance is presented net of deferred financing cost and discount of $21.8 million and $21.3 million as of September 30, 2026 and December 31, 2025, respectively. The deferred financing costs are amortized over the expected lifetime of each CLO.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 13 - Allowance for Loss Sharing
The Company has risk-sharing obligations on substantially all loans originated under the Fannie Mae DUS program. Servicing fees for risk-sharing loans include compensation for the risk-sharing obligations and are larger than the servicing fees received for loans with no risk-sharing obligations.
When a loan is sold under the Fannie Mae DUS program, the Company undertakes an obligation to partially guarantee the performance of the loan. A liability is recognized for the fair value of the guarantee obligation undertaken for the non-contingent aspect of the guarantee and is removed only upon either the expiration or settlement of the guarantee. At September 30, 2026 and December 31, 2025, we had $1.8 million and $1.7 million, respectively, of guarantee obligations included in the allowance for loss-sharing obligations.
In addition to and separately from the fair value of the guarantee, the Company estimates an allowance for loss-sharing under CECL over the contractual period in which we are exposed to credit risk. The general reserve related to loss-sharing was based on a collective pooling basis with similar risk characteristics, a reasonable and supportable forecast and a reversion period based on our average historical losses through the remaining contractual term of the portfolio. In instances where payment under the loss-sharing obligations of a loan is determined to be probable and estimable (as the loan is probable of, or is, in foreclosure), we record a liability for the estimated loss-sharing specific reserve. At September 30, 2026 and December 31, 2025, our allowance for loss-sharing obligations related to the specific reserve was $8.5 million and $9.3 million, respectively.
At September 30, 2026 and December 31, 2025, our general allowance for loss-sharing obligations associated with expected losses under CECL was $14.3 million and $8.4 million, respectively, and represented 0.19% and 0.11%, respectively, of our Fannie Mae servicing portfolio. During the three months ended September 30, 2026 and September 30, 2025 we recorded an increase in CECL reserves of $5.0 million and a decrease of $2.7 million, respectively.
At September 30, 2026 and December 31, 2025, the unpaid principal balance outstanding of loans sold with loss sharing under the DUS program was approximately $8.0 billion and $7.9 billion, respectively. The Company’s internal credit risk rating process is used to classify loans and commitments according to the degree of credit risk associated with the ability of the borrower to repay. If payment is required under this program, the Company would not have a contractual interest in the collateral underlying the commercial mortgage loan on which the loss occurred, although the value of the collateral is taken into account in determining the Company’s share of such losses.
A summary of the Company’s allowance for loss sharing for the nine months ended September 30, 2026 and for the year ended December 31, 2025 is as follows (dollars in thousands):

	General Reserve	Specific Reserve	Total
Balance at January 1, 2026	$10,151	9,333	$19,484
Provision/(benefit) for loss sharing	5,987	(647)	5,340
Charge offs for specific allowance for loss sharing	—	(222)	(222)
Balance at September 30, 2026	$16,138	8,464	$24,602

	General Reserve	Specific Reserve	Total
Balance at January 1, 2025	$—	—	$—
Allowance acquired in acquisition	11,919	11,667	23,586
Provision/(benefit) for loss sharing	(1,768)	(2,334)	(4,102)
Balance at December 31, 2025	$10,151	9,333	$19,484

As of September 30, 2026, the maximum quantifiable allowance for loss sharing associated with the Company’s guarantees under the Fannie Mae DUS agreement and the Loss Sharing Agreement was $1.2 billion from a total recourse at risk pool of $8.0 billion. The maximum quantifiable allowance for loss sharing is not representative of the actual loss the Company would incur. The Company would be liable for this amount only if all of the loans it services for Fannie Mae, for which the Company retains some risk of loss, were to default and all of the collateral underlying these loans was determined to be without value at the time of settlement.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

For U.S. Treasury securities classified as HTM, the Company does not record an allowance for credit losses as the expectation of nonpayment of the amortized cost basis, based on historical losses, adjusted for current conditions and reasonable and supportable forecasts, is zero.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 14 - Earnings Per Share
The Company uses the two-class method in calculating basic and diluted earnings per share. Net income/(loss) is allocated between our common stock and other participating securities based on their participation rights. Diluted net income per share has been computed using the weighted average number of shares of common stock outstanding and other dilutive securities. The following table presents a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations and the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025, respectively (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic Numerator	2026	2025	2026	2025
Net income/(loss)	$(27,042)	$17,616	$1,525	$65,705
Net (income)/loss from non-controlling interest	358	(302)	(660)	(1,132)
Less: Preferred stock dividends	(5,915)	(6,749)	(17,747)	(20,245)
Net income/(loss) applicable to common stock	$(32,599)	$10,565	$(16,882)	$44,328
Less: Participating securities' share in earnings	(288)	(510)	(940)	(1,556)
Basic net income/(loss) applicable to common stockholders	$(32,887)	$10,055	$(17,822)	$42,772

Diluted Numerator
Basic net income/(loss) applicable to common stockholders	$(32,887)	$10,055	$(17,822)	$42,772
Add: Net income/(loss) from non-controlling interest - OP Units	(192)	747	—	747
Diluted net income/(loss) applicable to common stockholders	$(33,079)	$10,802	$(17,822)	$43,519

Denominator
Weighted-average common shares outstanding for basic earnings per share	80,287,854	82,214,630	78,861,945	82,150,496
Weighted-average common shares outstanding for diluted earnings per share(1)(2)	80,756,562	90,600,581	78,861,945	84,976,530
Basic earnings per share	$(0.41)	$0.12	$(0.23)	$0.52
Diluted earnings per share	$(0.41)	$0.12	$(0.23)	$0.51
________________________
(1) The effect of the weighted average dilutive shares excluded restricted shares and stock units for the three months ended September 30, 2026 and 2025 of 69,131 and 160,572, respectively, as the effect was anti-dilutive. Weighted average dilutive shares excluded restricted shares and stock units as of the nine months ended September 30, 2026 and 2025 of 61,496 and 142,604 respectively, as the effect was anti-dilutive. Additionally, the effect of dilutive shares excluded 5,370,498 weighted average common share equivalents of convertible preferred stock for the three and nine months ended September 30, 2026 and 2025, respectively, as the effect was anti-dilutive.
(2) The weighted average dilutive shares for the three months ended September 30, 2026 included 468,708 OP Units as the effect was dilutive. The effect of the weighted average dilutive shares excluded OP Units for the nine months ended September 30, 2026 of 5,717,869 as the effect was anti-dilutive.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 15 - Redeemable Convertible Preferred Stock and Equity Transactions
The following table presents the summary of the Company's outstanding shares of redeemable convertible preferred stock, perpetual preferred stock, and common stock as of September 30, 2026 and December 31, 2025 (in thousands, except share and per share amounts):

	Balance as of		Shares Outstanding as of		Third Quarter 2026 Dividend Per Share(1)
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Redeemable Convertible Preferred Stock:
Series H Preferred Stock(2)	$89,748	$89,748	17,950	17,950	$59.84
Perpetual Preferred Stock:
Series E Preferred Stock	$258,742	$258,742	10,329,039	10,329,039	$0.46875
Common Stock:
Common Stock - at par value(3)(4)	$755	$808	75,881,209	81,553,982	$0.20
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
(4) During three months ended September 30, 2026, the Company repurchased 7,433,748 shares of common stock at a net average price of $8.14 per share, for a total of $60.5 million. During the nine months ended September 30, 2026, the Company repurchased 13,634,199 shares of common stock at a net average price of $8.53 per share, for a total of $116.3 million. All of these shares were retired upon settlement, reducing the total outstanding shares as of September 30, 2026. See discussion in the "Stock Repurchases" section below.
During the nine months ended September 30, 2026 and 2025, the Company paid an aggregate of $60.3 million and $88.9 million, respectively, of common stock distributions comprised of quarterly common dividends of $0.20 per share and $0.355 per share, respectively.
Stock Repurchases
In each of February 2026, April 2026, July 2026, and again in September 2026, the Company’s board of directors reauthorized the Company's share repurchase program to provide $50.0 million available for share repurchases through December 31, 2026. The Company’s share repurchase program authorizes share repurchases at prices below the most recently reported book value per share as determined in accordance with GAAP. Repurchases made under the program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any purchases by the Company will be determined by the Company in its reasonable business judgment and consistent with the exercise of its legal duties and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The share repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company share repurchase program will remain open until it expires or until the capital committed to the applicable repurchase program has been exhausted, whichever is sooner. Repurchases under the Company’s share repurchase program may be suspended from time to time at the Company’s discretion without prior notice. As of September 30, 2026, the Company had $40.0 million remaining under the share repurchase program. On October 27, 2026, the Company's board of directors extended the program to December 31,2027.
The following table is a summary of the Company's repurchase activity of its common stock during the nine months ended September 30, 2026.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

	Nine Months Ended September 30, 2026
	Shares	Amount (1)(2)
Beginning of period, authorized repurchase amount(3)		$156,322
Repurchases paid	13,634,199	$(116,322)
Remaining as of September 30, 2026		$40,000

(1) For the nine months ended, September 30, 2026 the net average purchase price was $8.53 per share.
(2) Amount includes commissions paid associated with share repurchases.
(3) As of January 1, 2026, the Company had $16.7 million of shares authorized for repurchase under the Company's share repurchase program. In each of February 2026, April 2026, July 2026, and again in September 2026, the Company’s Board of Directors approved an increase in the amount authorized under the Company's share repurchase program, to $50.0 million of the Company's common stock through December 31, 2026.

Dividend Reinvestment and Direct Stock Purchase Plan
The Company has adopted a dividend reinvestment and direct stock purchase plan ("DRIP") under which we registered and reserved for issuance, in the aggregate, up to 63,000,000 shares of common stock. Under the dividend reinvestment component of this plan, the Company's common stockholders can designate all or a portion of their cash dividends to be reinvested in additional shares of common stock (which shares, at the Company's option, are either issued directly from the Company or purchased by the administrator on the open market). The direct stock purchase component allows stockholders, subject to the Company's approval, to purchase shares of common stock directly from us. During the three months ended September 30, 2026 and 2025, no shares of common stock were issued by the Company, and 29,519 and 39,570 shares of common stock, respectively, were purchased in the open market by the DRIP administrator and allocated to DRIP participants under the dividend reinvestment component of the DRIP. During the nine months ended September 30, 2026 and 2025, no shares of common stock were issued by the Company, and 99,028 and 120,067 shares of common stock, respectively, were purchased in the open market by the DRIP administrator and allocated to DRIP participants under the dividend reinvestment component of the DRIP.
At-the-Market Offering Program
The Company maintains a $200 million at-the-market offering program (the "ATM program") with a financial syndicate as sales agents (the "Agents"). Pursuant to the applicable sales agreement, the Company may offer and sell shares of the Company's common stock, from time to time, and at various prices, through the Agents. Sales of the common stock, if any, made through the Agents may be made in "at the market" offerings (as defined in Rule 415 under the Securities Act of 1933, as amended), by means of ordinary brokers' transactions on the New York Stock Exchange or otherwise, at market prices prevailing at the time of sale, in block transactions, in negotiated transactions, in any manner permitted by applicable law or as otherwise as may be agreed by the Company and any Agent.
As of September 30, 2026, the Company had not sold any shares of common stock under the ATM program, and common stock with an aggregate sales price of $200 million remains available for issuance pursuant to the ATM program.
Non-Controlling Interest
In connection with the Company's acquisition of NewPoint on July 1, 2025, the Company issued 8,385,951 OP Units, providing those unit holders interest in the operating partnership. The OP Unit holders have the right to redeem their OP Units, for either shares of common stock or cash, at the Company's option and subject to certain restrictions. In the event OP Units are redeemed, one OP Unit is equal to one share of the Company’s common stock, or cash equal to the fair value of a share of the Company’s common stock at the time of redemption. When an OP Unit holder redeems an OP Unit, non-controlling interests in the operating partnership is reduced and the Company’s equity is increased. In July 2026, the OP Unit holders redeemed 7,918,314 OP Units for common stock. As of September 30, 2026, the non-controlling interest OP Unit holders owned 467,637 OP Units.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Accumulated Other Comprehensive Income/(Loss)
The following table sets forth the changes in accumulated other comprehensive income/(loss) related to the Company's real estate securities, available for sale, measured at fair value for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	For The Three Months Ended
	September 30, 2026	September 30, 2025
Balance, Beginning of Period	$(658)	$(296)
Other comprehensive income/(loss)	—	358
Reclassification adjustment for amounts included in net income/(loss)	658	—
Balance, End of Period	$—	$62

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Balance, Beginning of Period	$(284)	$79
Other comprehensive income/(loss)	(374)	(60)
Reclassification adjustment for amounts included in net income/(loss)	658	43
Balance, End of Period	$—	$62

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 16 - Commitments and Contingencies
Unfunded Commitments Under Commercial Mortgage Loans, Held for Investment
As of September 30, 2026, the Company had the below unfunded commitments to the Company's borrowers (dollars in thousands):

Funding Expiration	September 30, 2026	December 31, 2025
2026	$746	$77,167
2027	77,438	132,465
2028	142,030	195,100
2029	10,416	9,147
2030 and beyond	—	—
Total	$230,630	$413,879
The borrowers are generally required to meet or maintain certain metrics in order to qualify for the unfunded commitment amounts.
Unfunded Commitments Under Commercial Mortgage Loans, Held for Sale
Commitments to extend credit by the Company are generally agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Occasionally, the commitments may expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements. As of September 30, 2026, the Company had $153.2 million and $664.4 million of unfunded commitments to fund loans and sell loans, net, respectively.
Mortgage Impairment Insurance
As of September 30, 2026, the Company carried mortgage impairment and mortgagees’ errors and omissions insurance each with a limit of $50 million. Mortgage impairment insurance provides the Company with hazard insurance coverage for mortgage loan collateral in the event of a catastrophe for which the borrowers insurance does not provide sufficient coverage to protect the Company from loss on loans originated under the Fannie Mae DUS program.
Mortgage Bankers Bond
As of September 30, 2026, the Company carried a mortgage bankers bond, combining the fidelity bond and mortgagees' errors and omissions insurance, with a limit of $65 million.
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
September 30, 2026
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 17 - Servicing Revenue
The components of servicing revenue are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Servicing and ancillary fees	$13,752	$11,651	$39,408	$11,651
Interest on escrows	8,217	7,890	23,038	7,890
MSR payoffs	(122)	(2,052)	(3,129)	(2,052)
MSR amortization	(9,571)	(9,524)	(29,434)	(9,524)
MSR impairment	—	(4,359)	2,601	(4,359)
Total servicing revenue, net	$12,276	$3,606	$32,484	$3,606

As of September 30, 2026 and December 31, 2025, the weighted average servicing fee was 8.8 basis points and 9.2 basis points, respectively. At September 30, 2026 and December 31, 2025, total escrow and reserve balances were approximately $1.3 billion and $921 million, respectively, none of which are included in our consolidated balance sheets. These escrows are maintained in separate accounts at several federally insured depository institutions, which may exceed FDIC insured limits. We earn placement fees on the total escrow deposits, which is generally based on a market rate of interest negotiated with the financial institutions that hold the escrow deposits. Placement fees earned on total escrows, net of interest paid to the borrower, is included as a component of servicing revenue, net in the consolidated statements of income as noted in the table above.

Product type concentrations that impact our servicing revenue are as follows ($ in millions):

Product Type Concentrations
	September 30, 2026			December 31, 2025
	UPB	% of Total	Annualized Effective Service Fee Rate	UPB	% of Total	Annualized Effective Service Fee Rate
Fannie Mae	$7,955	13%	0.41%	$7,860	16%	0.42%
Ginnie Mae	5,495	9%	0.31%	5,125	11%	0.35%
Freddie Mac	9,342	15%	0.14%	8,649	18%	0.15%
Bridge	361	1%	0.13%	836	2%	0.16%
Affordable	532	1%	0.13%	425	1%	0.26%
Benefit Street Partners(1)	11,632	19%	0.13%	130	—%	0.06%
Private Label	25,970	42%	0.04%	24,821	52%	0.04%
Total/Weighted Average	$61,287	100%	0.14%	$47,846	100%	0.14%
________________________
(1) Represents the commercial real estate debt book serviced for the Company's affiliates, including $4.4 billion of the $11.6 billion serviced for a wholly owned subsidiary; related revenue is eliminated in consolidation.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Geographic concentrations that impact our servicing revenue are as follows:

Geographic Considerations
	September 30, 2026	December 31, 2025
	% of Total	% of Total
New York	14.5%	15.2%
Texas	9.9%	11.0%
Maryland	7.4%	8.5%
California	7.1%	7.2%
Virginia	6.3%	5.8%
Florida	6.1%	5.7%
New Jersey	4.9%	5.4%
Other(1)	43.8%	41.2%
Total	100.0%	100.0%
________________________
(1) No other individual state represented 5% or more of the total.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
The table below shows the costs incurred due to arrangements with our Advisor and its affiliates during the three and nine months ended September 30, 2026 and 2025 and the associated payable as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		(Payable)/Receivable as of
	2026	2025	2026	2025	September 30, 2026	December 31, 2025
Acquisition expenses(1)	$186	$265	$772	$739	$—	$—
Administrative services expenses	2,912	3,455	7,274	10,687	(2,909)	(3,556)
Asset management and subordinated performance fee	5,865	6,082	17,888	18,174	(5,865)	(6,594)
Other related party expenses(2)(3)	(24)	285	1,235	885	(3,299)	(2,275)
Referral fee income	133	—	611	—	133	371
________________________
(1) Total acquisition expenses paid during the three months ended September 30, 2026 and 2025 were $1.4 million and $1.0 million, respectively, of which $1.2 million and $0.7 million, were capitalized within the Commercial mortgage loans, held for investment and Real estate securities, available for sale, measured at fair value lines of the consolidated balance sheets. Total acquisition expenses paid during the nine months ended September 30, 2026 and 2025 were $4.6 million and $3.3 million, respectively, of which $3.8 million and $2.6 million were capitalized within the Commercial mortgage loans, held for investment and Real estate securities, available for sale, measured at fair value lines of the consolidated balance sheets.
(2) These are related to reimbursable costs incurred related to the increase in loan origination activities and are included in Other expenses in the Company's consolidated statements of operations.
(3) As of September 30, 2026 and December 31, 2025, the related party payables included (i) $2.1 million and $1.8 million, respectively, of payments made by the Advisor to third party vendors on behalf of the Company and (ii) $1.2 million and $0.2 million of fees per the fee arrangement agreement between the Advisor and the Company.
The payables as of September 30, 2026 and December 31, 2025, in the table above are included in Due to affiliates on the Company's consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
As of September 30, 2026 and December 31, 2025, our commercial mortgage loans, held for investment, included an aggregate of $37.1 million and $37.1 million, respectively, carrying value of loans to affiliates of our Advisor. For the three and nine months ended September 30, 2026, the Company recognized $0.7 million and $2.0 million, respectively, of interest income from these loans in the Company's consolidated statement of operations. For the three and nine months ended September 30, 2025, the Company recognized $0.7 million and $2.0 million, respectively, of interest income from these loans in the Company's consolidated statement of operations.
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
On March 18, 2026, the Company, an affiliate of the Company and an unrelated third party entered into the Zelda PG JV Holdco LLC (the "Gardena JV") to acquire a $44.0 million industrial property for warehousing and distribution located in Gardena, California. The Company has a 27.95% interest in the Gardena JV while the affiliated fund and the unrelated third party have 62.05% and 10.00% interest, respectively.
For the three and nine months ended September 30, 2026, the Company, through its Agency Business segment, earned $1.4 million and $3.4 million, respectively, of servicing fee income from loans owned by its affiliates.
In the first quarter of 2026, the Company purchased 11 loans from an affiliate entity managed by the Advisor, with an aggregate principal balance of $124.7 million and accrued interest of $0.4 million. The Company assumed $99.6 million of debt on repurchase agreements as part of this transaction. As part of these transactions, the exit fees were transferred from the seller to the Company.
On August 10, 2026, the Company and an unrelated third party entered into the BSP TMO Master JV LLC (the "BSP TMO JV") to acquire a multifamily property for Section 8 Affordable housing. The Company has a 95.00% interest in the JV while the unrelated third party has a 5.00% interest. The JV purchased the property for $1.9 million, with financing provided by the Company through the Agency Business.
In the third quarter of 2026, the Company sold 13 real estate securities to an affiliate entity managed by the Advisor, with an amortized cost of $187.9 million. The Company realized a $0.9 million loss on this sale.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
September 30, 2026
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
Loan commitments and forward sale commitments in the Company's TRS are initially recorded at transaction price, which are considered to be the best initial estimate of fair value. The Company engages the services of a third party independent valuation firm to determine fair value of certain investments held by the Company. Fair value is determined using a discounted cash flow model that primarily considers changes in interest rates and credit spreads, weighted average life and current performance of the underlying commitment collateral. Loan commitments and forward sale commitments that are entered in the last month of the reporting period are held and marked to the transaction's price. The Company classified the loan commitments and forward sale commitments as Level III.
A review of the fair value hierarchy classification is conducted on a quarterly basis. Changes in the type of inputs may result in a reclassification for certain assets or liabilities. The Company's policy with respect to transfers between levels of the fair value hierarchy is to recognize transfers into and out of each level as of the beginning of the reporting period. There were no material transfers between levels within the fair value hierarchy during the periods ended September 30, 2026 and December 31, 2025.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

The following table presents the Company's financial instruments carried at fair value on a recurring basis in the consolidated balance sheets by its level in the fair value hierarchy as of September 30, 2026 and December 31, 2025 (dollars in thousands).

	September 30, 2026
	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$—	$—	$—	$—
Commercial mortgage loans, held for sale, measured at fair value - non-Agency	11,179	—	—	11,179
Treasury Notes	334	334	—	—
Commercial mortgage loans, held for sale, measured at fair value - Agency	362,002	—	—	362,002
Loan commitments	—	—	—	—
Forward sale commitments	26,865	—	—	26,865
VIE assets, measured at fair value(1)	518,364	—	—	518,364
Total assets, at fair value	$918,744	$334	$—	$918,410

Liabilities, at fair value
Credit default swaps	$157	$—	$157	$—
Loan commitments	9,340	—	—	9,340
Forward sale commitments	16	—	—	16
VIE liabilities, measured at fair value(2)	490,690	—	490,690	—
Total liabilities, at fair value	$500,203	$—	$490,847	$9,356

	December 31, 2025
	Total	Level I	Level II	Level III
Assets, at fair value
Real estate securities, available for sale, measured at fair value	$151,662	$—	$151,662	$—
Commercial mortgage loans, held for sale, measured at fair value - non-Agency	29,500	—	—	29,500
Commercial mortgage loans, held for sale, measured at fair value - Agency	331,218	—	—	331,218
Loan commitments	10,518	—	—	10,518
Forward sale commitments	797	—	—	797
Total assets, at fair value	$523,695	$—	$151,662	$372,033

Liabilities, at fair value
Treasury notes	$28	$28	$—	$—
Credit default swaps	714	—	714	—
Forward sale commitments	6,209	—	—	6,209
Total liabilities, at fair value	$6,951	$28	$714	$6,209
________________________
(1) Excludes accrued interest receivable of $2.9 million as of September 30, 2026.
(2) Excludes accrued interest payable of $2.7 million as of September 30, 2026.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level III category. The following table summarizes the valuation method and significant unobservable inputs used for the Company’s financial instruments that are categorized within Level III of the fair value hierarchy as of September 30, 2026 and December 31, 2025 (dollars in thousands).

	September 30, 2026
Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs(1)	Weighted Average	Range
Commercial mortgage loans, held for sale, measured at fair value - Non-Agency	$11,179	Discounted Cash Flow	Yield	8.10%	7.18% - 8.69%
Commercial mortgage loans, held for sale, measured at fair value - Agency	$362,002	Discounted Cash Flow	Discount rate	6.04%	4.81% - 7.54%
Loan commitments and forward sale commitments, net	$17,509	Discounted Cash Flow	Discount rate	6.04%	4.81% - 7.54%
Commercial mortgage loans, at fair value	$518,364	Discounted Cash Flow	Yield	6.85%	4.04% - 22.57%

	December 31, 2025
Asset Category	Fair Value	Valuation Methodologies	Unobservable Inputs(1)	Weighted Average	Range
Commercial mortgage loans, held for sale, measured at fair value - Non-Agency	$29,500	Discounted Cash Flow	Yield	6.56%	6.42% - 7.25%
Commercial mortgage loans, held for sale, measured at fair value - Agency	$331,218	Discounted Cash Flow	Discount rate	4.81%	4.07% - 6.28%
Loan commitments and forward sale commitments	$5,106	Discounted Cash Flow	Discount rate	4.81%	4.07% - 6.28%
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Increases or decreases in any of the above unobservable inputs in isolation would result in a lower or higher fair value measurement for such assets. The following table presents additional information about the Company’s financial instruments which are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 for which the Company has used Level III inputs to determine fair value (dollars in thousands):

	September 30, 2026
	CML, HFS, measured at fair value - Non-Agency	CML, HFS, measured at fair value - Agency	Loan Commitments	Forward Sale Commitments	CML, at fair value
Beginning balance, January 1, 2026	$29,500	$331,218	$10,518	$(5,413)	$—
Transfers into Level III	—	—	—	—	157,413
Originations	391,000	1,662,759	2,830	32,262	—
Sales/paydowns	(258,716)	(1,631,975)	(22,688)	—	(219)
Consolidation of CMBS trust	—	—	—	—	387,743
Realized and unrealized gain/(loss) included in earnings	6,808	—	—	—	(26,573)
Transfers out of Level III	(157,413)	—	—	—	—
Ending Balance, September 30, 2026	$11,179	$362,002	$(9,340)	$26,849	$518,364

	December 31, 2025
	CML, HFS, measured at fair value - Non-Agency	CML, HFS, measured at fair value - Agency	Loan Commitments	Forward Sale Commitments
Beginning balance, January 1, 2025	$87,270	$—	$—	$—
Transfers into Level III	—	422,011	4,268	—
Originations	411,650	3,225,586	32,961	(5,413)
Sales/paydowns	(487,529)	(3,316,379)	(26,711)	—
Realized and unrealized gain/(loss) included in earnings	18,109	—	—	—
Transfers out of Level III(1)	—	—	—	—
Ending Balance, December 31, 2025	$29,500	$331,218	$10,518	$(5,413)
________________________
(1) There were no transfers out of Level III as of December 31, 2025.
The fair value of cash and cash equivalents and restricted cash are measured using observable quoted market prices, or Level I inputs and their carrying value approximate their fair value. The fair value of borrowings under repurchase agreements approximates their carrying value on the consolidated balance sheets due to their short-term nature and are measured using Level III inputs.
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
The Company determined the fair value of its four multifamily properties and one office property, obtained through

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

foreclosure or deed-in-lieu of foreclosure, based on a combination of the market approach and the income approach.
The significant unobservable input used for the income approach is the exit capitalization rate assumptions, which ranged from 6.00% - 9.50%. The significant unobservable input used for the market approach is the estimated fair value less cost to sell based on a negotiated price from an anticipated buyer.
As of September 30, 2026, the Company's Real estate owned, held for sale assets and liabilities, had a fair value of $160.0 million, net, that represented four multifamily properties and one office property. As of December 31, 2025, the Company's real estate owned, held for sale assets and liabilities had a fair value of $198.9 million, net, representing the one remaining retail property in the Walgreens Portfolio, four multifamily properties and one office property.
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
Financial Instruments Not Measured at Fair Value
The Company's financial assets and liabilities that are not reported at fair value in the consolidated balance sheets are reported below as of September 30, 2026 and December 31, 2025 (dollars in thousands):

		September 30, 2026			December 31, 2025
		Level	Carrying Amount	Fair Value	Level	Carrying Amount	Fair Value
Commercial mortgage loans, held for investment(1)	Asset	III	$4,039,522	$4,007,195	III	$4,421,436	$4,411,871
Pledged investment securities	Asset	I	24,781	26,180	I	20,483	21,175
Collateralized loan obligations(2)	Liability	II	2,856,873	2,881,559	II	2,735,582	2,757,931
Mortgage note payable	Liability	III	24,186	24,186	III	23,998	23,998
Other financings	Liability	III	12,865	12,865	III	12,865	12,865
Unsecured debt	Liability	III	161,392	184,400	III	185,466	178,900
Mortgage servicing rights, net	Asset	III	201,178	252,188	III	212,216	213,572
________________________
(1) The carrying value is gross of $71.9 million and $38.3 million of allowance for credit losses as of September 30, 2026 and December 31, 2025, respectively.
(2) Depending upon the significance of the fair value inputs utilized in determining these fair values, our collateralized loan obligations are classified as either Level II or Level III of the fair value hierarchy.
Repurchase agreements - commercial mortgage loans of $837.9 million and $1.1 billion as of September 30, 2026 and December 31, 2025, respectively, and repurchase agreements - real estate securities of $39.5 million and $187.4 million as of September 30, 2026 and December 31, 2025, respectively, are not carried at fair value and do not include accrued interest expense, which are presented in Note 12 – Debt. For these instruments, carrying value generally approximates fair value and are classified as Level III.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 20 - Derivative Instruments
The Company uses derivative instruments primarily to manage the fair value variability of fixed rate assets caused by interest rate fluctuations and overall portfolio market risk. The following derivative instruments were outstanding as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026			December 31, 2025
		Fair Value			Fair Value
Contract type	Notional	Assets	Liabilities	Notional	Assets	Liabilities
Credit default swaps	$8,000	$—	$157	$31,500	$—	$714
Options	—	—	—	—	—	—
Treasury note futures	10,600	334	—	19,600	—	28
Total	$18,600	$334	$157	$51,100	$—	$742
The following tables indicate the net realized and unrealized gains and losses on derivatives, by primary underlying risk exposure, as included in the consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
Contract type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Realized Gain/(Loss)
Credit default swaps	$13	$13	$5	$(25)
Options	—	—	(47)	—
Treasury note futures	323	635	270	(325)
Total	$336	$648	$228	$(350)

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
Contract type	Unrealized Gain/(Loss)	Realized Gain/(Loss)	Unrealized Gain/(Loss)	Realized Gain/(Loss)
Credit default swaps	$14	$284	$(86)	$(19)
Options	—	79	(130)	(100)
Treasury note futures	375	2,566	(764)	643
Total	$389	$2,929	$(980)	$524
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
September 30, 2026
(Unaudited)

Note 21 - Offsetting Assets and Liabilities
The Company's consolidated balance sheets used a gross presentation of repurchase agreements and collateral pledged. The table below provides a gross presentation, the effects of offsetting, and a net presentation of the Company's derivative instruments and repurchase agreements as of September 30, 2026 and December 31, 2025 (dollars in thousands):

				Gross Amounts Not Offset on the Balance Sheet
Assets(1)	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Amount of Assets Presented on the Balance Sheet	Financial Instruments	Cash Collateral(2)	Net Amount
September 30, 2026
Derivative instruments, at fair value	$334	$334	$—	$—	$—	$—
December 31, 2025
Derivative instruments, at fair value	$—	$—	$—	$—	$—	$—

				Gross Amounts Not Offset on the Balance Sheet
Liabilities	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Amount of Liabilities Presented on the Balance Sheet	Financial Instruments	Cash Collateral(2)	Net Amount
September 30, 2026
Repurchase agreements - commercial mortgage loans	$837,901	$—	$837,901	$837,901	$—	$—
Repurchase agreements - real estate securities	39,489	—	39,489	39,489	—	—
Derivative instruments, at fair value	157	334	(177)	—	(177)	—
December 31, 2025
Repurchase agreements - commercial mortgage loans	$1,087,087	$—	$1,087,087	$1,087,087	$—	$—
Repurchase agreements - real estate securities	187,371	—	187,371	187,371	—	—
Derivative instruments, at fair value	742	—	742	—	742	—
________________________
(1) As of September 30, 2026, there were no assets which were presented gross within the scope of ASC 210-20, Balance Sheet — Offsetting.
(2) Included in Restricted cash in the Company's consolidated balance sheets.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
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
•The Agency Business focuses on originating, selling, and servicing loans under programs offered by GSEs and Agencies, such as Fannie Mae, Freddie Mac, Ginnie Mae, and HUD. Additionally, the business services external portfolios of commercial real estate financing products.
•The commercial real estate conduit business, operated through the Company's TRS, is focused on generating risk-adjusted returns by originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market at a profit. The TRS may also hold certain mezzanine loans that do not qualify as good REIT assets due to any potential loss from foreclosure.
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

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

The following table represents the Company's operations by segment for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

Three Months Ended September 30, 2026	Total	Real Estate Debt and Other Real Estate Investments	Agency Business	Conduit	Real Estate Owned
Interest income	$84,218	$80,030	$2,661	$1,000	$527
Mortgage servicing rights	8,654	—	8,654	—	—
Servicing revenue	12,276	620	11,656	—	—
Revenue from real estate owned	7,933	—	29	—	7,904
Income/(loss) from VIE’s	1,124	1,124	—	—	—
Interest expense	(59,845)	(56,631)	(2,114)	(731)	(369)
Compensation and benefits	(27,532)	—	(27,532)	—	—
Administrative services expenses	(2,912)	(2,253)	178	(837)	—
Depreciation and amortization	(2,238)	—	(448)	—	(1,790)
Operating expenses	(22,158)	(8,254)	(5,175)	(1,796)	(6,933)
Other segment items(1)(2)	(26,562)	(13,059)	12,337	(16,419)	(9,421)
Net income/(loss)	(27,042)	1,577	246	(18,783)	(10,082)
Total assets as of September 30, 2026	6,025,138	4,507,663	875,746	127,182	514,547
Three Months Ended September 30, 2025
Interest income	$106,167	$97,546	$6,286	$1,450	$885
Mortgage servicing rights	19,745	—	19,745	—	—
Servicing revenue	3,606	—	3,606	—	—
Revenue from real estate owned	7,222	—	—	—	7,222
Interest expense	(76,492)	(69,186)	(6,712)	(140)	(454)
Compensation and benefits	(34,434)	—	(34,434)	—	—
Administrative services expenses	(3,455)	(2,330)	(247)	(878)	—
Depreciation and amortization	(3,432)	—	(2,076)	—	(1,356)
Operating expenses	(29,733)	(14,898)	(6,899)	(1,016)	(6,920)
Other segment items(1)(2)	28,422	(1,972)	29,907	2,890	(2,403)
Net income/(loss)	17,616	9,160	9,176	2,306	(3,026)
Total assets as of December 31, 2025	6,057,250	4,797,877	857,562	33,015	368,796

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Nine Months Ended September 30, 2026	Total	Real Estate Debt and Other Real Estate Investments	Agency Business	Conduit	Real Estate Owned
Interest income	$273,654	$255,875	$7,501	$7,945	$2,333
Mortgage servicing rights	19,313	—	19,313	—	—
Servicing revenue	32,484	1,496	30,988	—	—
Revenue from real estate owned	20,353	—	89	—	20,264
Income/(loss) from VIE’s	1,420	1,420	—	—	—
Interest expense	(192,336)	(178,345)	(6,985)	(5,870)	(1,136)
Compensation and benefits	(71,325)	—	(71,325)	—	—
Administrative services expenses	(7,274)	(5,180)	339	(2,433)	—
Depreciation and amortization	(7,641)	—	(3,234)	—	(4,407)
Operating expenses	(74,528)	(27,704)	(21,891)	(6,316)	(18,617)
Other segment items(1)(2)	7,405	(35,740)	45,111	(5,553)	3,587
Net income/(loss)	1,525	11,822	(94)	(12,227)	2,024
Total assets as of September 30, 2026	6,025,138	4,507,663	875,746	127,182	514,547
Nine Months Ended September 30, 2025
Interest income	$331,246	$318,120	$6,286	$3,901	$2,939
Mortgage servicing rights	19,745	—	19,745	—	—
Servicing revenue	3,606	—	3,606	—	—
Revenue from real estate owned	22,355	—	—	—	22,355
Interest expense	(217,298)	(208,753)	(6,712)	(482)	(1,351)
Compensation and benefits	(34,434)	—	(34,434)	—	—
Administrative services expenses	(10,687)	(7,384)	(247)	(3,056)	—
Depreciation and amortization	(6,193)	—	(2,076)	—	(4,117)
Operating expenses	(75,078)	(39,141)	(6,899)	(3,217)	(25,821)
Other segment items(1)(2)	32,443	(2,211)	29,907	7,265	(2,518)
Net income/(loss)	65,705	60,631	9,176	4,411	(8,513)
Total assets as of December 31, 2025	6,057,250	4,797,877	857,562	33,015	368,796
_____________
(1) For each reportable segment, the other segment items category includes:
•Real Estate Debt - specific and general allowance for credit losses, gains/(losses) associated with debt extinguishment, and gains/(losses) associated with sales of CMBS bonds and divestment of trading securities
•Agency Business - allowance for loss sharing provision, gains/(losses) associated with the origination and sales of agency loans, gains/(losses) related to movements in the fair value of forward sale commitments, and (provisions)/benefits on taxable income.
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
September 30, 2026
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
The Company contributed $157.4 million of commercial mortgage loans, held for sale, measured at fair value to the trust at the settlement date. As of September 30, 2026, the outstanding principal balance of the Company-owned B-Piece of the CMBS trust was $49.4 million with an estimated fair value of $27.7 million.
The following table presents the assets and liabilities of the consolidated CMBS trust (dollars in thousands):

Assets:	September 30, 2026
Commercial mortgage loans, at fair value	$518,364
Accrued interest receivable	2,895
Consolidated variable interest entities assets, at fair value	$521,259
Liabilities:
Commercial mortgage-backed securities, at fair value	$490,690
Accrued interest payable	2,703
Consolidated variable interest entities liabilities, at fair value	$493,393
________________________
In the prior year, the Company did not consolidate any CMBS trust entities.

The following table presents the change in net assets of the consolidated variable interest entity (dollars in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Interest income	$8,877	$12,834
Interest expense	(8,022)	(11,683)
Unrealized gain/(loss)	269	269
Change in net assets of consolidated variable interest entity	$1,124	$1,420
________________________
In the prior year, the Company did not consolidate any CMBS trust entities.

FRANKLIN BSP REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 24 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q. The following activity took place subsequent to the quarter ended September 30, 2026:
On October 15, 2026, the Company called all of the outstanding notes issued by BSPRT 2023-FL10 Issuer, Ltd., a wholly owned indirect subsidiary of the Company. The notes had an outstanding principal balance of $267.2 million at the time of redemption.

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

Overview
The Company is a Maryland corporation and has made tax elections to be treated as a real estate investment trust ("REIT") for U.S. federal income tax purposes since 2013. Substantially all of our business is conducted through the OP, a Delaware limited liability company. We are the managing member of the OP and directly or indirectly held 99% of the common units of membership interests in the OP ("OP Units") as of September 30, 2026.
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
As of September 30, 2026, we have 252 employees, all of which are employees of NewPoint.

Book Value Per Share
The following table calculates our book value per share as of September 30, 2026 and December 31, 2025 (in thousands, except share and per share amounts):

	September 30, 2026	December 31, 2025
Stockholders' equity applicable to common stock	$1,087,491	$1,182,788
Shares:
Common stock	75,608,720	80,843,557
Restricted stock and restricted stock units	1,437,163	1,435,383
Total outstanding shares	77,045,883	82,278,940
Book value per share(1)	$14.11	$14.38
The following table calculates our fully-converted book value per share as of September 30, 2026 and December 31, 2025 (in thousands, except share and per share amounts):

	September 30, 2026	December 31, 2025
Stockholders' equity applicable to convertible common stock	$1,181,742	$1,359,363
Shares:
Common stock	75,608,720	80,843,557
Restricted stock and restricted stock units	1,437,163	1,435,383
Series H convertible preferred stock	5,370,498	5,370,498
Class A OP Units	467,637	8,385,951
Total outstanding shares	82,884,018	96,035,389
Fully-converted book value per share(2)(3)	$14.26	$14.15
________________________
(1) Book value per share includes unvested shares of restricted stock and restricted stock units.
(2) Fully-converted book value per share assumes conversion of the Company's Series H preferred stock, the redemption for Company common stock of the Class A OP Units of the OP held by third parties, and the vesting of the Company's unvested equity compensation awards.
(3) Excluding the impact of accumulated depreciation and amortization of real property of $21.0 million and $17.5 million as of September 30, 2026 and December 31, 2025, respectively, as well as including the impact of the fair value of our MSRs over their carrying value of $51.0 million as of September 30, 2026, would result in a fully converted book value per share of $15.13 and $14.34, respectively.

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
During the nine months ended September 30, 2026, there were no material changes to our critical accounting estimates as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Portfolio
As of September 30, 2026 and December 31, 2025, our portfolio consisted of 175 and 169 commercial mortgage loans, held for investment, respectively. The commercial mortgage loans, held for investment, net of allowance for credit losses, as of September 30, 2026 and December 31, 2025 had a total carrying value of $4.0 billion and $4.4 billion, respectively. As of September 30, 2026, our commercial mortgage loans, held for sale, measured at fair value, were comprised of two conduit loans and 17 Agency loans, with a total fair value of $373.2 million. As of December 31, 2025, our commercial mortgage loans, held for sale, measured at fair value, were comprised of two conduit loans and 15 Agency loans, with a total fair value of $360.7 million. As of September 30, 2026 and December 31, 2025, we had zero and $151.7 million, respectively, of real estate securities, available for sale, measured at fair value. As of September 30, 2026 and December 31, 2025, our real estate owned, held for investment portfolio was composed of six and two properties with carrying values of $259.7 million and $99.3 million, respectively. As of September 30, 2026 and December 31, 2025, we had five and six positions classified as real estate owned, held for sale with combined carrying values of $160.0 million and $198.9 million, respectively. As of September 30, 2026 and December 31, 2025 our equity method investments consisted of six and four investments with carrying values of $88.7 million and $71.7 million, respectively.
As of September 30, 2026, we had seven loans (all secured by multifamily properties), designated as non-performing status with a total amortized cost of $181.7 million. As of December 31, 2025, we had seven loans (six secured by a multifamily properties and one secured by an office property), designated as non-performing status with a total amortized cost of $214.0 million. As of September 30, 2026, five loans designated as non-performing and put on cost recovery status were determined to have a combined $35.4 million specific allowance for credit losses, while two loans designated as non-performing and put on non-accrual status were determined to have a combined $0.9 million specific allowance for credit losses. As of December 31, 2025, three loans designated as non-performing and put on cost recovery status were determined to have a combined $4.1 million specific allowance for credit losses, while four loans designated as non-performing and put on non-accrual status were not determined to have a specific allowance for credit losses.
As of September 30, 2026 and December 31, 2025 our commercial mortgage loans, held for investment, excluding commercial mortgage loans on non-performing status, had a weighted average coupon of 7.2% and 7.1%, respectively, and a weighted average remaining contractual maturity life of 1.1 years and 1.1 years, respectively.
As of September 30, 2026 and December 31, 2025, the Company had a total servicing portfolio consisting of 1,970 and 1,596 loans with an unpaid principal balance of $61.3 billion and $47.8 billion, respectively. As of September 30, 2026 and December 31, 2025, the Company owned Mortgage Servicing Rights (“MSRs”) of $201.2 million and $212.2 million, respectively. As of September 30, 2026 and December 31, 2025, the MSRs consisted of 1,075 and 1,042 loans with an unpaid principal balance of $22.8 billion and $21.6 billion, respectively.

The following charts summarize our commercial mortgage loans, held for investment, by coupon rate type, collateral type, geographical region and state as of September 30, 2026 and December 31, 2025:

Rate Type - September 30, 2026
7.8%
92.2%
Fixed
Floating

Rate Type - December 31, 2025

10.4%
89.6%
Fixed
Floating

Collateral Type - September 30, 2026

8.9%
4.5%
2.9%
0.9%
82.8%
Multifamily
Office
Hospitality
Industrial
Other

Collateral Type - December 31, 2025

7.0%
2.6%
11.6%
1.3%
77.5%
Multifamily
Office
Hospitality
Industrial
Other

An investments region classification is defined according to the below map based on the location of investments secured property.

Region - September 30, 2026
7.4%
3.4%
2.8%
2.6%
3.9%
9.0%
43.3%
27.6%
Southeast
Southwest
Mideast
Far West
Great Lakes
Rocky Mountain
New England
Various

Region - December 31, 2025
1.7%
2.8%
6.1%
2.4%
32.3%
5.4%
7.9%
41.4%
Southwest
Southeast
Mideast
Far West
Great Lakes
Rocky Mountain
New England
Various

State - September 30, 2026
3.3%
3.5%
7.4%
18.6%
5.7%
7.1%
23.6%
19.1%
11.7%
Texas
Florida
New York
South Carolina
All Other
North Carolina
Georgia
Various
Arizona

State - December 31, 2025
2.4%
2.8%
6.1%
18.5%
5.3%
6.9%
16.4%
29.0%
12.6%
Texas
North Carolina
Florida
Georgia
New York
Various
South Carolina
Arizona
All Other

The following charts show the par value by contractual maturity year for the commercial mortgage loans, held for investment in our portfolio as of September 30, 2026 and December 31, 2025:

The following table shows selected data from our commercial mortgage loans, held for investment in our portfolio as of September 30, 2026 (dollars in thousands):

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4)(5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 1	5	Office	Georgia	$21,111	$18,854	12/17/2019	7/9/2027	1M SOFR Term + 2.25%	6.16%	64.9%
Senior Debt 2	3	Office	Texas	14,756	14,756	10/6/2020	10/9/2027	Adj. 1M SOFR Term + 4.50%	8.53%	47.9%
Senior Debt 3	4	Multifamily	Texas	32,873	32,871	3/5/2021	9/9/2028	4.10%	8.01%	78.2%
Senior Debt 4	3	Multifamily	Texas	19,100	19,100	4/22/2021	5/9/2029	Adj. 1M SOFR Term + 3.00%	7.03%	—%
Senior Debt 5	4	Multifamily	Texas	32,850	32,850	9/20/2021	12/9/2026	Adj. 1M SOFR Term + 3.64%	7.67%	66.0%
Senior Debt 6	5	Multifamily	Georgia	8,945	8,945	9/22/2021	10/9/2026	Adj. 1M SOFR Term + 3.75%	7.78%	70.0%
Senior Debt 7	2	Multifamily	Texas	47,500	47,500	11/23/2021	3/9/2031	1M SOFR Term + 2.70%	6.61%	67.2%
Senior Debt 8	5	Multifamily	Arizona	36,789	36,607	11/16/2021	12/9/2026	Adj. 1M SOFR Term + 2.00%	6.03%	72.0%
Senior Debt 9	2	Multifamily	Texas	28,738	28,738	12/16/2021	1/9/2027	1M SOFR Term + 3.20%	7.11%	74.2%
Senior Debt 10	2	Multifamily	North Carolina	22,500	22,500	12/17/2021	1/9/2027	1M SOFR Term + 3.10%	7.01%	72.7%
Senior Debt 11	3	Multifamily	Florida	76,000	76,000	2/10/2022	2/9/2027	1M SOFR Term + 3.20%	7.11%	74.5%
Senior Debt 12	3	Industrial	Arizona	53,566	53,566	3/15/2022	10/9/2026	1M SOFR Term + 3.50%	7.41%	70.1%
Senior Debt 13	2	Multifamily	Texas	37,071	37,071	3/14/2022	3/9/2028	7.00%	7.00%	74.1%
Senior Debt 14	5	Multifamily	Arizona	34,859	34,703	3/2/2022	3/9/2027	1M SOFR Term + 1.55%	5.46%	63.1%
Senior Debt 15	2	Multifamily	North Carolina	30,732	30,732	2/24/2022	3/9/2027	1M SOFR Term + 3.15%	7.06%	69.6%
Senior Debt 16	3	Multifamily	Nevada	35,880	35,880	6/3/2022	11/9/2027	1M SOFR Term + 3.15%	7.06%	62.4%
Senior Debt 17	5	Multifamily	Texas	30,212	29,801	10/21/2022	11/9/2026	6.50%	6.50%	70.9%
Senior Debt 18	5	Multifamily	Texas	16,647	16,583	5/26/2022	6/9/2027	1M SOFR Term + 3.65%	7.56%	73.9%
Senior Debt 19	5	Multifamily	North Carolina	44,483	43,999	6/1/2022	6/9/2027	1M SOFR Term + 2.75%	6.66%	75.9%
Senior Debt 20	2	Multifamily	Georgia	64,250	64,250	6/14/2022	6/9/2027	1M SOFR Term + 3.45%	7.36%	71.6%
Senior Debt 21	3	Multifamily	South Carolina	48,800	48,800	12/2/2022	12/9/2028	3.75%	7.66%	64.6%
Senior Debt 22	2	Hospitality	Various	94,047	93,992	2/9/2023	5/9/2028	1M SOFR Term + 4.00%	8.00%	53.6%
Senior Debt 23	2	Multifamily	Texas	14,750	14,740	6/28/2024	7/9/2029	1M SOFR Term + 2.80%	6.71%	71.5%
Senior Debt 24	3	Multifamily	District of Columbia	20,186	20,186	6/30/2023	10/18/2026	1M SOFR Term + 4.45%	8.36%	29.4%
Senior Debt 25	2	Multifamily	New York	19,793	19,829	6/28/2023	7/9/2028	4.75%	4.75%	85.7%
Senior Debt 26	3	Hospitality	Georgia	17,086	17,086	8/17/2023	9/9/2028	1M SOFR Term + 4.85%	8.76%	53.5%
Senior Debt 27	2	Industrial	South Carolina	36,125	36,125	3/21/2024	10/9/2027	1M SOFR Term + 4.75%	9.50%	—%
Senior Debt 28	2	Multifamily	Texas	37,983	37,983	10/18/2023	5/9/2028	1M SOFR Term + 3.50%	7.41%	62.4%
Senior Debt 29	3	Hospitality	Florida	31,300	31,291	10/17/2023	11/9/2028	1M SOFR Term + 4.25%	8.59%	48.9%
Senior Debt 30	2	Multifamily	Texas	42,750	42,750	10/17/2023	11/9/2026	3.85%	7.76%	61.4%
Senior Debt 31	3	Multifamily	Texas	24,819	24,818	10/12/2023	10/9/2028	1M SOFR Term + 3.20%	7.11%	55.1%
Senior Debt 32	2	Multifamily	Texas	21,400	21,400	12/6/2023	12/9/2026	1M SOFR Term + 3.75%	8.50%	63.6%
Senior Debt 33	4	Multifamily	Texas	35,880	35,880	2/14/2024	2/9/2027	9.00%	9.00%	84.4%
Senior Debt 34	3	Hospitality	Colorado	32,750	32,728	2/5/2024	2/9/2029	1M SOFR Term + 4.50%	8.82%	41.6%
Senior Debt 35	2	Multifamily	Florida	67,000	67,000	2/29/2024	3/9/2029	1M SOFR Term + 3.25%	7.25%	58.7%
Senior Debt 36	2	Multifamily	Texas	29,500	29,468	3/7/2024	3/9/2029	1M SOFR Term + 3.75%	7.75%	57.2%
Senior Debt 37	2	Multifamily	Ohio	44,669	44,617	4/29/2024	5/9/2029	1M SOFR Term + 2.90%	6.81%	72.2%
Senior Debt 38	3	Multifamily	Texas	23,000	22,967	4/30/2024	5/9/2029	3.75%	7.75%	55.8%
Senior Debt 39	2	Multifamily	California	40,000	40,000	5/24/2024	6/9/2028	1M SOFR Term + 2.77%	6.68%	60.9%
Senior Debt 40	2	Multifamily	Connecticut	116,500	116,394	5/10/2024	5/9/2029	1M SOFR Term + 2.50%	6.41%	50.7%
Senior Debt 41	3	Hospitality	Florida	49,950	49,887	5/9/2024	6/9/2029	4.50%	8.41%	62.8%
Senior Debt 42	2	Multifamily	Florida	9,422	9,407	6/3/2024	6/9/2029	1M SOFR Term + 2.95%	6.86%	56.0%
Senior Debt 43	2	Multifamily	Texas	23,980	23,942	6/7/2024	6/9/2029	1M SOFR Term + 2.85%	6.76%	64.5%
Senior Debt 44	2	Multifamily	Indiana	16,869	16,869	6/28/2024	7/9/2028	1M SOFR Term + 3.05%	6.96%	68.2%
Senior Debt 45	2	Multifamily	New Jersey	12,192	12,049	7/1/2024	7/9/2029	1M SOFR Term + 6.50%	11.55%	10.3%
Senior Debt 46	2	Multifamily	North Carolina	30,045	29,994	6/28/2024	7/9/2029	1M SOFR Term + 3.75%	7.75%	69.3%
Senior Debt 47	4	Hospitality	Texas	16,000	16,000	7/25/2024	8/9/2028	6.75%	6.75%	90.0%
Senior Debt 48	2	Multifamily	North Carolina	16,640	16,609	9/16/2024	10/9/2027	1M SOFR Term + 2.75%	6.75%	78.1%
Senior Debt 49	2	Multifamily	Tennessee	21,420	21,419	9/18/2024	10/9/2029	1M SOFR Term + 3.10%	7.01%	59.4%
Senior Debt 50	2	Multifamily	Florida	13,434	13,434	7/30/2024	2/9/2027	1M SOFR Term + 10.30%	16.05%	31.3%
Senior Debt 51	3	Multifamily	Florida	39,299	39,298	9/6/2024	9/9/2027	1M SOFR Term + 2.75%	6.66%	71.0%
Senior Debt 52	3	Multifamily	Florida	72,993	72,990	9/6/2024	9/9/2027	1M SOFR Term + 2.75%	6.66%	72.7%
Senior Debt 53	3	Multifamily	Florida	24,124	24,123	9/6/2024	9/9/2027	1M SOFR Term + 2.75%	6.66%	71.3%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4)(5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 54	2	Multifamily	New York	12,408	12,408	8/7/2024	8/9/2029	1M SOFR Term + 3.75%	7.75%	53.6%
Senior Debt 55	3	Hospitality	Texas	14,130	14,130	8/9/2024	8/9/2028	1M SOFR Term + 4.00%	9.00%	63.7%
Senior Debt 56	3	Multifamily	New York	20,588	20,577	11/22/2024	12/9/2027	1M SOFR Term + 4.15%	8.90%	29.2%
Senior Debt 57	2	Multifamily	Texas	18,523	18,486	11/12/2024	11/9/2029	1M SOFR Term + 2.95%	6.86%	66.9%
Senior Debt 58	2	Hospitality	Florida	19,608	19,552	11/6/2024	11/9/2029	1M SOFR Term + 4.75%	8.66%	75.8%
Senior Debt 59	2	Multifamily	New York	27,352	27,334	11/19/2024	12/9/2029	1M SOFR Term + 2.95%	6.86%	80.8%
Senior Debt 60	2	Multifamily	Florida	29,808	29,793	12/5/2024	12/9/2027	3.50%	7.41%	67.7%
Senior Debt 61	3	Multifamily	Georgia	53,973	53,958	11/1/2024	11/9/2029	1M SOFR Term + 2.95%	6.86%	71.1%
Senior Debt 62	2	Multifamily	Georgia	31,889	31,802	11/8/2024	11/9/2029	1M SOFR Term + 2.75%	6.66%	63.5%
Senior Debt 63	2	Multifamily	North Carolina	18,100	18,068	11/25/2024	12/9/2028	5.50%	5.50%	70.6%
Senior Debt 64	2	Multifamily	South Carolina	24,359	24,307	12/9/2024	12/9/2028	1M SOFR Term + 3.25%	7.16%	76.3%
Senior Debt 65	2	Multifamily	North Carolina	31,162	30,926	12/20/2024	1/9/2028	4.25%	4.25%	87.3%
Senior Debt 66	2	Hospitality	Texas	14,409	14,399	12/27/2024	1/9/2028	1M SOFR Term + 3.25%	7.16%	40.3%
Senior Debt 67	2	Multifamily	North Carolina	18,222	18,168	12/30/2024	1/9/2030	1M SOFR Term + 3.25%	7.16%	69.5%
Senior Debt 68	2	Multifamily	Tennessee	19,355	19,337	2/13/2025	2/9/2029	1M SOFR Term + 2.90%	6.81%	69.6%
Senior Debt 69	2	Multifamily	Texas	15,089	15,075	1/16/2025	2/9/2028	1M SOFR Term + 3.25%	7.16%	75.0%
Senior Debt 70	2	Multifamily	Florida	33,169	32,962	1/15/2025	2/9/2030	1M SOFR Term + 4.00%	7.91%	—%
Senior Debt 71	3	Multifamily	Texas	60,000	59,944	1/24/2025	2/9/2030	1M SOFR Term + 2.00%	5.91%	86.7%
Senior Debt 72	2	Hospitality	New York	49,620	49,620	1/10/2025	1/9/2029	1M SOFR Term + 3.41%	7.32%	48.4%
Senior Debt 73	2	Multifamily	Oklahoma	21,494	21,494	6/27/2025	7/9/2029	1M SOFR Term + 3.75%	7.66%	69.1%
Senior Debt 74	2	Multifamily	Texas	56,500	56,043	2/12/2025	2/9/2029	4.75%	4.75%	88.6%
Senior Debt 75	2	Multifamily	Texas	32,000	31,771	3/31/2025	4/9/2028	5.25%	5.25%	76.7%
Senior Debt 76	2	Multifamily	Texas	16,222	16,009	3/26/2025	10/9/2029	1M SOFR Term + 7.00%	12.00%	—%
Senior Debt 77	2	Multifamily	North Carolina	6,645	6,620	5/30/2025	6/9/2030	3.25%	7.16%	69.1%
Senior Debt 78	2	Industrial	Virginia	6,526	6,500	6/4/2025	6/9/2030	1M SOFR Term + 3.25%	7.16%	36.0%
Senior Debt 79	2	Multifamily	South Carolina	9,265	9,245	7/1/2025	7/9/2030	3.25%	7.16%	72.1%
Senior Debt 80	4	Multifamily	Texas	12,000	12,037	8/1/2025	8/9/2028	6.75%	6.75%	80.5%
Senior Debt 81	2	Multifamily	Florida	6,681	6,664	9/5/2025	9/9/2028	1M SOFR Term + 3.35%	7.26%	68.2%
Senior Debt 82	2	Multifamily	Tennessee	23,462	22,676	8/18/2025	9/9/2030	1M SOFR Term + 6.25%	10.16%	—%
Senior Debt 83	2	Mixed Use	North Carolina	9,973	9,947	8/19/2025	9/9/2029	1M SOFR Term + 3.25%	7.16%	60.7%
Senior Debt 84	2	Multifamily	Various	16,580	16,423	8/15/2025	3/9/2028	1M SOFR Term + 5.05%	9.05%	—%
Senior Debt 85	2	Multifamily	Texas	7,028	7,001	8/21/2025	9/9/2030	1M SOFR Term + 2.75%	6.66%	68.6%
Senior Debt 86	2	Multifamily	Florida	38,250	38,158	8/27/2025	9/9/2029	1M SOFR Term + 3.08%	6.99%	73.8%
Senior Debt 87	2	Multifamily	Various	24,400	24,287	9/16/2025	10/9/2029	1M SOFR Term + 2.90%	6.81%	72.8%
Senior Debt 88	2	Multifamily	Nevada	10,000	9,965	9/29/2025	10/9/2030	2.65%	6.56%	72.2%
Senior Debt 89	2	Multifamily	New Jersey	9,988	9,954	9/30/2025	10/9/2029	5.05%	9.05%	69.3%
Senior Debt 90	2	Industrial	Georgia	12,161	12,109	10/29/2025	11/9/2030	1M SOFR Term + 4.00%	7.91%	56.1%
Senior Debt 91	2	Multifamily	New York	6,191	6,173	11/14/2025	11/9/2030	1M SOFR Term + 2.72%	6.63%	56.5%
Senior Debt 92	2	Multifamily	North Carolina	18,056	17,969	11/7/2025	11/9/2030	1M SOFR Term + 2.25%	6.16%	73.7%
Senior Debt 93	2	Multifamily	Ohio	20,658	20,630	10/22/2025	11/9/2028	2.52%	6.43%	66.2%
Senior Debt 94	2	Multifamily	Ohio	15,980	15,963	10/22/2025	11/9/2028	1M SOFR Term + 2.50%	6.41%	66.0%
Senior Debt 95	2	Multifamily	Georgia	37,500	37,456	10/29/2025	11/9/2030	2.50%	6.41%	72.9%
Senior Debt 96	2	Multifamily	Various	92,500	92,397	10/28/2025	11/9/2030	1M SOFR Term + 2.30%	6.21%	72.1%
Senior Debt 97	2	Multifamily	Texas	16,894	16,863	11/12/2025	11/9/2030	1M SOFR Term + 2.73%	6.64%	63.6%
Senior Debt 98	2	Multifamily	Texas	7,388	7,367	10/31/2025	11/9/2030	1M SOFR Term + 2.55%	6.46%	65.8%
Senior Debt 99	2	Senior Housing	New York	8,628	8,585	11/7/2025	12/9/2029	1M SOFR Term + 4.25%	8.16%	69.0%
Senior Debt 100	4	Multifamily	Texas	11,000	11,040	11/13/2025	11/9/2028	6.75%	6.75%	90.9%
Senior Debt 101	2	Multifamily	Colorado	7,755	7,726	12/3/2025	12/9/2030	1M SOFR Term + 2.60%	6.51%	61.2%
Senior Debt 102	2	Multifamily	Texas	22,000	21,958	11/14/2025	12/9/2030	1M SOFR Term + 2.47%	6.38%	56.6%
Senior Debt 103	2	Multifamily	Texas	11,432	11,389	11/21/2025	12/9/2028	1M SOFR Term + 3.75%	7.66%	81.2%
Senior Debt 104	2	Multifamily	New York	45,256	45,118	12/1/2025	12/9/2030	1M SOFR Term + 2.00%	5.91%	57.5%
Senior Debt 105	2	Multifamily	Florida	8,400	8,367	12/3/2025	12/9/2030	1M SOFR Term + 3.25%	7.16%	65.1%
Senior Debt 106	2	Multifamily	New York	14,250	14,227	11/21/2025	12/9/2029	1M SOFR Term + 2.95%	6.86%	70.1%
Senior Debt 107	2	Multifamily	Colorado	50,900	50,792	11/25/2025	12/9/2030	1M SOFR Term + 2.30%	6.21%	67.7%
Senior Debt 108	2	Multifamily	Florida	26,500	26,433	11/20/2025	12/9/2030	1M SOFR Term + 2.50%	6.41%	70.4%
Senior Debt 109	2	Industrial	Florida	6,289	6,253	12/29/2025	1/9/2031	1M SOFR Term + 3.15%	7.06%	62.8%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4)(5)	Effective Yield (6)	Loan to Value (7)
Senior Debt 110	2	Multifamily	Georgia	18,000	17,932	11/21/2025	12/9/2028	1M SOFR Term + 2.25%	6.16%	72.7%
Senior Debt 111	2	Multifamily	North Carolina	7,477	7,449	12/30/2025	1/9/2031	1M SOFR Term + 3.25%	7.16%	74.6%
Senior Debt 112	2	Multifamily	Texas	12,943	12,917	11/20/2025	12/9/2030	1M SOFR Term + 2.85%	6.76%	56.1%
Senior Debt 113	2	Multifamily	Nevada	23,270	23,199	11/25/2025	12/9/2030	1M SOFR Term + 2.85%	6.76%	76.2%
Senior Debt 114	2	Industrial	Illinois	7,139	7,106	12/8/2025	12/9/2030	1M SOFR Term + 2.80%	6.71%	45.5%
Senior Debt 115	2	Healthcare	Various	20,872	20,793	12/1/2025	12/9/2029	3.75%	7.66%	76.1%
Senior Debt 116	3	Multifamily	Nevada	15,588	15,538	12/16/2025	1/9/2031	1M SOFR Term + 2.90%	6.81%	70.7%
Senior Debt 117	2	Industrial	California	6,454	6,420	12/19/2025	1/9/2030	1M SOFR Term + 3.55%	7.46%	50.1%
Senior Debt 118	2	Industrial	Texas	9,515	9,461	12/19/2025	1/9/2031	1M SOFR Term + 3.00%	6.91%	56.2%
Senior Debt 119	2	Senior Housing	New York	10,000	9,968	12/19/2025	1/9/2029	1M SOFR Term + 3.50%	7.41%	68.4%
Senior Debt 120	2	Industrial	Various	25,000	24,920	12/23/2025	1/9/2031	1M SOFR Term + 2.93%	6.84%	60.8%
Senior Debt 121	2	Hospitality	Florida	7,500	7,471	12/19/2025	1/9/2031	1M SOFR Term + 3.85%	7.76%	64.8%
Senior Debt 122	2	Industrial	Texas	5,633	5,595	12/16/2025	1/9/2031	1M SOFR Term + 3.50%	7.41%	65.4%
Senior Debt 123	2	Healthcare	Massachusetts	7,625	7,594	12/29/2025	1/9/2029	1M SOFR Term + 4.70%	8.61%	62.3%
Senior Debt 124	2	Multifamily	North Carolina	6,424	6,390	12/30/2025	1/9/2031	1M SOFR Term + 3.45%	7.36%	71.3%
Senior Debt 125	2	Multifamily	North Carolina	49,500	49,500	3/23/2022	4/6/2027	1M SOFR Term + 2.95%	6.86%	83.3%
Senior Debt 126	2	Multifamily	Texas	32,000	32,041	11/8/2023	12/6/2028	1M SOFR Term + 3.15%	7.06%	79.0%
Senior Debt 127	2	Multifamily	Florida	73,200	72,905	2/9/2026	2/9/2031	1M SOFR Term + 3.50%	7.41%	62.9%
Senior Debt 128	2	Industrial	Massachusetts	13,086	13,015	2/26/2026	3/9/2031	1M SOFR Term + 3.05%	6.96%	66.7%
Senior Debt 129	2	Multifamily	Colorado	15,150	15,082	2/27/2026	3/6/2031	6.18%	6.18%	67.0%
Senior Debt 130	2	Healthcare	Various	24,896	24,796	3/12/2026	3/9/2029	1M SOFR Term + 3.70%	7.61%	80.0%
Senior Debt 131	2	Multifamily	California	8,620	8,581	3/4/2026	3/9/2029	1M SOFR Term + 2.75%	6.66%	68.8%
Senior Debt 132	2	Multifamily	North Carolina	11,983	11,938	3/11/2026	3/9/2030	1M SOFR Term + 2.80%	6.71%	69.7%
Senior Debt 133	2	Multifamily	Georgia	12,325	12,272	3/31/2026	4/9/2029	1M SOFR Term + 3.40%	7.31%	72.4%
Senior Debt 134	2	Multifamily	North Carolina	15,034	14,979	3/6/2026	3/9/2031	1M SOFR Term + 2.70%	6.61%	62.7%
Senior Debt 135	2	Multifamily	Utah	6,475	6,475	11/14/2025	11/9/2029	1M SOFR Term + 2.60%	6.51%	47.7%
Senior Debt 136	2	Multifamily	Texas	8,419	8,388	3/12/2026	3/9/2030	1M SOFR Term + 2.85%	6.76%	62.6%
Senior Debt 137	2	Multifamily	North Carolina	67,500	66,777	4/1/2026	4/9/2031	1M SOFR Term + 2.25%	6.16%	93.9%
Senior Debt 138	2	Multifamily	Texas	17,450	17,376	3/27/2026	4/9/2031	1M SOFR Term + 2.60%	6.51%	66.4%
Senior Debt 139	2	Mixed Use	North Carolina	17,450	17,381	4/14/2026	5/9/2031	1M SOFR Term + 2.70%	6.61%	65.6%
Senior Debt 140	2	Multifamily	New Jersey	15,375	15,335	4/2/2026	4/9/2030	1M SOFR Term + 2.75%	6.66%	74.6%
Senior Debt 141	2	Multifamily	New Jersey	30,723	30,588	3/27/2026	4/9/2031	1M SOFR Term + 2.60%	6.51%	54.9%
Senior Debt 142	2	Multifamily	Pennsylvania	15,375	15,309	3/26/2026	4/9/2030	1M SOFR Term + 1.00%	6.25%	76.9%
Senior Debt 143	2	Multifamily	North Carolina	7,500	7,470	4/27/2026	5/9/2031	1M SOFR Term + 2.95%	6.86%	71.6%
Senior Debt 144	2	Multifamily	Texas	6,829	6,793	4/29/2026	5/9/2031	2.8%	6.71%	62.1%
Senior Debt 145	2	Mixed Use	Washington	7,017	6,983	5/6/2026	5/9/2029	1M SOFR Term + 2.95%	6.86%	58.5%
Senior Debt 146	2	Multifamily	North Carolina	7,500	7,469	5/21/2026	6/9/2031	1M SOFR Term + 2.85%	6.76%	75.9%
Senior Debt 147	2	Mixed Use	Georgia	12,321	12,265	6/26/2026	7/9/2031	1M SOFR Term + 2.20%	6.11%	69.6%
Senior Debt 148	2	Multifamily	Tennessee	7,500	7,472	7/16/2026	8/9/2031	1M SOFR Term + 2.85%	6.76%	72.2%
Senior Debt 149	2	Multifamily	Florida	7,500	7,465	7/28/2026	8/9/2031	1M SOFR Term + 2.50%	6.41%	65.9%
Senior Debt 150	2	Multifamily	Texas	7,678	7,642	7/27/2026	8/9/2031	1M SOFR Term + 2.50%	6.41%	70.0%
Senior Debt 151	2	Multifamily	South Carolina	7,500	7,464	8/13/2026	9/9/2030	1M SOFR Term + 2.85%	6.76%	68.4%
Senior Debt 152	2	Multifamily	North Carolina	7,500	7,464	8/28/2026	9/9/2031	1M SOFR Term + 2.50%	6.41%	50.5%
Senior Debt 153	2	Multifamily	New Jersey	7,500	7,462	7/31/2026	10/9/2028	2.25%	6.16%	69.7%
Senior Debt 154	2	Multifamily	Florida	19,675	19,581	8/5/2026	8/9/2031	1M SOFR Term + 2.85%	6.76%	79.4%
Senior Debt 155	2	Multifamily	Texas	7,500	7,484	8/7/2026	8/9/2029	1M SOFR Term + 2.40%	6.31%	60.9%
Senior Debt 156	2	Multifamily	Florida	77,550	77,292	8/20/2026	9/9/2031	1M SOFR Term + 2.75%	6.66%	72.5%
Senior Debt 157	2	Multifamily	Florida	30,350	30,249	8/20/2026	9/9/2031	1M SOFR Term + 2.75%	6.66%	75.1%
Senior Debt 158	2	Multifamily	Florida	6,801	6,761	8/28/2026	9/9/2029	1M SOFR Term + 3.25%	7.16%	70.7%
Senior Debt 159	2	Multifamily	Arizona	9,965	9,917	8/13/2026	9/9/2031	1M SOFR Term + 2.10%	6.01%	67.1%
Senior Debt 160	2	Multifamily	North Carolina	7,500	7,471	8/13/2026	9/9/2031	1M SOFR Term + 2.35%	6.26%	65.5%
Senior Debt 161	2	Multifamily	North Carolina	21,610	21,526	8/13/2026	9/9/2031	1M SOFR Term + 2.35%	6.26%	69.6%
Senior Debt 162	2	Multifamily	South Carolina	7,500	7,471	8/13/2026	9/9/2031	1M SOFR Term + 2.50%	6.41%	75.6%
Senior Debt 163	2	Multifamily	Arizona	7,379	7,342	9/9/2026	9/9/2031	1M SOFR Term + 2.55%	6.46%	66.0%
Senior Debt 164	2	Hospitality	California	7,355	7,318	8/31/2026	9/9/2031	1M SOFR Term + 3.25%	7.16%	46.6%

Loan Type	Risk Rating (1)	Property Type	State	Par Value	Amortized Cost	Origination Date (2)	Fully Extended Maturity (3)	Interest Rate (4)(5)	Effective Yield (6)	Loan to Value (7)
Mezzanine Loan 1	3	Multifamily	District of Columbia	3,805	3,805	6/30/2023	10/18/2026	1M SOFR Term + 4.45%	8.36%	45.2%
Mezzanine Loan 2	2	Multifamily	California	4,000	4,000	5/24/2024	6/9/2028	1M SOFR Term + 3.67%	7.58%	60.9%
Mezzanine Loan 3	2	Multifamily	New Jersey	18,608	18,537	7/1/2024	7/9/2029	1M SOFR Term + 12.90%	17.95%	10.3%
Mezzanine Loan 4	2	Multifamily	New York	1,549	1,549	8/7/2024	8/9/2029	1M SOFR Term + 3.75%	7.75%	59.6%
Mezzanine Loan 5	2	Multifamily	New York	1,647	1,646	11/19/2024	12/9/2029	1M SOFR Term + 8.23%	12.14%	85.6%
Mezzanine Loan 6	2	Hospitality	Texas	1,417	1,415	12/27/2024	1/9/2028	1M SOFR Term + 10.51%	14.42%	44.3%
Mezzanine Loan 7	2	Hospitality	New York	6,202	6,202	1/10/2025	1/9/2029	1M SOFR Term + 11.00%	14.91%	4.3%
Mezzanine Loan 8	2	Multifamily	Texas	3,131	3,088	3/26/2025	10/9/2029	1M SOFR Term + 16.25%	21.25%	—%
Mezzanine Loan 9	2	Multifamily	Tennessee	5,158	4,809	8/18/2025	9/9/2030	1M SOFR Term + 13.33%	17.25%	—%
Mezzanine Loan 10	2	Multifamily	New York	6,116	6,097	12/1/2025	12/9/2030	1M SOFR Term + 4.52%	8.43%	65.3%
Mezzanine Loan 11	2	Multifamily	New York	688	686	11/14/2025	11/9/2030	1M SOFR Term + 7.02%	10.93%	62.8%
Total/Weighted Average				$4,051,936	$4,039,522				7.15%	64.6%
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
The following table shows selected data from our commercial mortgage loans, held for sale, measured at fair value as of September 30, 2026 (dollars in thousands):

Type	Investment Type	State	Fair Value	Interest Rate	Effective Yield
TRS Conduit Debt 1	Non-Agency	Ohio	$6,812	7.73%	7.73%
TRS Conduit Debt 2	Non-Agency	Florida	4,366	6.24%	6.24%
Fannie Mae(1)	Agency Loan	Various	37,040	6.10%	6.10%
Freddie Mac(1)	Agency Loan	Various	166,665	6.08%	6.08%
Ginnie Mae(1)	Agency Loan	Various	158,298	5.91%	5.91%
Total/Weighted Average			$373,181	6.04%	6.04%
________________________
(1) Interest rates and effective yields represent weighted averages.

The following table shows selected data from our real estate owned assets in our portfolio as of September 30, 2026 (dollars in thousands):

Type	Location	Property Type	Carrying Value	Undepreciated / Unamortized Value	Accounting Classification
REO 1(1)	Jeffersonville, GA	Industrial	$113,909	$139,816	Held for investment
REO 2	Portland, OR	Office	18,385	18,544	Held for investment
REO 3(2)	Huntersville, NC	Multifamily	70,007	70,007	Held for investment
REO 4(1)	Durham, NC	Multifamily	29,460	29,643	Held for investment
REO 5(1)	Durham, NC	Multifamily	39,356	39,621	Held for investment
REO 6	Austin, TX	Multifamily	24,615	24,650	Held for investment
REO 7	Cleveland, OH	Multifamily	37,430	37,430	Held for sale
REO 8	Denver, CO	Office	15,760	15,760	Held for sale
REO 9	Fort Worth, TX	Multifamily	25,988	25,988	Held for sale
REO 10	Houston, TX	Multifamily	14,381	14,381	Held for sale
REO 11	Garland, TX	Multifamily	66,488	66,488	Held for sale
Total			$455,779	$482,328
________________________
(1) Includes intangible lease assets.
(2) Classified as construction-in-progress.
The following table shows selected data from our equity method investments, in our portfolio as of September 30, 2026 (dollars in thousands):

Type	Investment Date	Primary Location(s)	Investment Type	Investment Amount
Equity Method Investment 1	December 2024	West New York, NJ	Mixed Use Property	$19,385
Equity Method Investment 2	May 2025	Commerce, CA	Industrial Property	13,015
Equity Method Investment 3	March 2026	Gardena, CA	Industrial Property	7,241
Equity Method Investment 4	July 2025	N/A	Multifamily Affordable Debt Lending	25,504
Equity Method Investment 5	July 2025	N/A	Multifamily Bridge Lending	21,691
Equity Method Investment 6	August 2026	Highland Falls, NY	Multifamily Property for Affordable Housing	1,820
Total				$88,656

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
•The Agency Business focuses on originating, selling, and servicing loans under programs offered by GSEs and Agencies, such as Fannie Mae, Freddie Mac, Ginnie Mae, and HUD. Additionally, the business services external portfolios of commercial real estate financing products.
•The commercial real estate conduit business, operated through the Company's TRS, is focused on generating risk-adjusted returns by originating and subsequently selling fixed-rate commercial real estate loans into the CMBS securitization market at a profit. The TRS may also hold certain mezzanine loans that do not qualify as good REIT assets due to any potential loss from foreclosure.
•The real estate owned business represents real estate acquired by the Company through foreclosure, deed-in-lieu of foreclosure, or purchase.
Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities, agency and conduit segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Nine Months Ended
	September 30, 2026			September 30, 2025
	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)
Interest-earning assets:
Real estate debt	$4,385,157	$248,866	7.6%	$4,681,119	$312,192	8.9%
Agency debt	146,583	7,502	6.8%	142,131	6,286	5.9%
Real estate conduit	115,923	7,945	9.1%	38,027	3,584	12.6%
Real estate securities	142,062	7,009	6.6%	110,827	6,245	7.5%
Total	$4,789,725	$271,322	7.6%	$4,972,104	$328,307	8.8%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$952,563	$47,778	6.7%	$647,990	$36,198	7.4%
Other financing and loan participation - commercial mortgage loans	12,865	585	6.1%	12,865	585	6.1%
Repurchase agreements - real estate securities	167,523	5,746	4.6%	153,208	6,161	5.4%
Collateralized loan obligations	2,878,132	127,441	5.9%	3,171,987	165,584	7.0%
Unsecured debt	180,270	10,786	8.0%	135,249	8,770	8.6%
Total	$4,191,353	$192,336	6.1%	$4,121,299	$217,298	7.0%
Net interest income/spread		$78,986	1.5%		$111,009	1.8%
Average leverage %(6)	87.5%			82.9%
Weighted average levered yield(7)			17.6%			17.4%

(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the nine months ended September 30, 2026 and 2025, respectively.
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
Interest Income
Interest income for the nine months ended September 30, 2026 and 2025 totaled $273.7 million and $331.2 million, respectively, a decrease of $57.6 million. The decrease was primarily due to (i) an approximate 66 basis point decrease in daily average SOFR and SOFR equivalent rates, (ii) a decrease in the size of our portfolio and (iii) approximately $181.7 million of loans being on non-accrual as of September 30, 2026 versus $66.8 million as of September 30, 2025. As of September 30, 2026, our portfolio consisted of (i) 175 commercial mortgage loans, held for investment and (ii) 19 commercial mortgage loans, held for sale, measured at fair value. As of September 30, 2025, our portfolio consisted of (i) 147 commercial mortgage loans, held for investment, (ii) 36 commercial mortgage loans, held for sale, measured at fair value, (iii) two commercial mortgage loans, held for sale and (iv) five real estate securities, available for sale, measured at fair value.
Interest Expense
Interest expense for the nine months ended September 30, 2026 and 2025 was $192.3 million and $217.3 million, respectively, a decrease of $25.0 million. The decrease was primarily due to an approximate 66 basis point decrease in daily average SOFR and SOFR equivalent rates coupled with a decrease in spreads.
Gain/(Loss) on Sales, including fee-based services, net
Gain on sales, including fee-based services, net for the nine months ended September 30, 2026 and 2025 was $57.8 million and $34.7 million, respectively, which was comprised of sales, including fee-based services, from our Agency Business and conduit segments.
Gain on sales, including fee-based services, net from our Agency Business segment for the nine months ended September 30, 2026 and 2025 was $46.0 million and $26.0 million, respectively. The increase reflects a full nine months of Agency Business operations in 2026, compared with three months in 2025 following the Company’s acquisition of NewPoint on July 1, 2025. Higher production volume in Q3 2025 vs. Q3 2026 and product mix was also a driver of the change.
Gain on sales, including fee-based services, net from our conduit segment for the nine months ended September 30, 2026 and 2025 was $11.8 million and $8.7 million, respectively. During the nine months ended September 30, 2026, the Company sold $409.0 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $415.4 million. This is compared to the sale of $173.8 million in principal amount of commercial real estate loans sold into the CMBS securitization market resulting in proceeds of $181.5 million for the nine months ended September 30, 2025.
Mortgage Servicing Rights
Income from mortgage servicing rights for the nine months ended September 30, 2026 and 2025 was $19.3 million and $19.7 million, respectively, which related to the fair value of originated MSR loans rate locked under programs with Fannie Mae, Freddie Mac and HUD. The change reflects a full nine months of Agency Business operations in 2026, compared with three months in 2025 following the Company’s acquisition of NewPoint on July 1, 2025; however, higher production volume in Q3 2025 vs. Q3 2026 and product mix was also a driver of the change.
Servicing Revenue
Servicing revenue for the nine months ended September 30, 2026 and 2025 was $32.5 million and $3.6 million, respectively. The increase reflects a full nine months of Agency Business operations in 2026, compared with three months in 2025 following the Company’s acquisition of NewPoint on July 1, 2025. Servicing revenue for the nine months ended September 30, 2026 related to $39.4 million of servicing fee income, $23.0 million in placement fees on borrower escrows and reserves and $2.6 million in MSR impairment recovery, partially offset by $32.6 million in reductions to the MSR for amortization and payoffs. Servicing revenue for the nine months ended September 30, 2025 related to $11.7 million of servicing fee income and $7.9 million in placement fees on borrower escrows and reserves, partially offset by $15.9 million in reductions to the MSR for amortization and payoffs and impairment.

Gain/(Loss) on Derivatives
Gain on derivatives for the nine months ended September 30, 2026 was $3.3 million, compared to a loss of $0.5 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, the gain was composed of a $0.4 million unrealized gain related to mark to market on credit default swaps, options and treasury note futures, coupled with a $2.9 million realized gain primarily due to the termination and settlement of credit default swaps, options and treasury note futures. For the nine months ended September 30, 2025, the loss was primarily composed of a $1.0 million unrealized loss on mark to market on credit default swaps, treasury note futures, and options, partially offset by a realized gain of $0.5 million due to the termination and settlement of treasury note futures.
Revenue from Real Estate Owned
For the nine months ended September 30, 2026 and 2025, revenue from real estate owned was $20.4 million and $22.4 million, respectively. The decrease was primarily due to the sale of one property in North Carolina in April 2026, partially offset by additional properties foreclosed on in 2026 located in Texas and North Carolina.
Provision/(Benefit) for Credit losses
Provision for credit losses during the nine months ended September 30, 2026 was $61.7 million, compared with a benefit of $4.0 million during the nine months ended September 30, 2025.
For the nine months ended September 30, 2026, general provision for credit losses was $1.4 million compared to a benefit of $5.7 million during the nine months ended September 30, 2025. The increase in the general provision for the nine months ended September 30, 2026 was attributable to a worsening economic scenario projection utilized for the CECL model compared to preceding periods. General benefit for the nine months ended September 30, 2025 was primarily due to a decrease in the size of the overall portfolio compared to the preceding periods.
For the nine months ended September 30, 2026, specific provision for credit losses was $55.0 million compared to a specific provision for credit losses of $2.7 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, the increase in specific reserve was primarily related to provisions on ten non-performing loans secured by multifamily properties, one of which paid off during the period at a discount and three of which the Company obtained possession through foreclosure. For the nine months ended September 30, 2025, the increase in specific reserve was primarily related to a non-performing loan secured by a multifamily property in Texas which the Company foreclosed on during the second quarter of that year and a non-performing loan secured by a multifamily property in Pennsylvania, partially offset by the reversal of a specific reserve on a non-performing loan secured by an office property in Georgia.
For the nine months ended September 30, 2026, provision for loss sharing was $5.3 million compared with a benefit for loss sharing of $1.0 million for the nine months ended September 30, 2025 in our Agency book. For the nine months ended September 30, 2026, the provision related to a $6.0 million increase to the general CECL reserve due to a worsening economic scenario outlook, partially offset with a $0.6 million decrease in the specific loan reserve due to the removal of a large at-risk loan from the reserve. For the nine months ended September 30, 2025, the decrease related to a $2.7 million decrease to the general CECL reserve due to a more positive overall economic outlook, partially offset by a $1.7 million increase in the specific loan reserve due to new at risk loans added to the reserve. In addition, the activity reflects a full nine months of Agency Business operations in 2026, compared with three months in 2025 following the Company’s acquisition of NewPoint on July 1, 2025.
Realized gain/(loss) on extinguishment of debt
Realized gain on extinguishment of debt for the nine months ended September 30, 2026 was $0.8 million, primarily due to a gain realized on the retirement of a $25.0 million unsecured note in the third quarter, partially offset by a loss realized on the redemption of a CLO in the second quarter. The Company did not have a realized gain or loss on extinguishment of debt for the nine months ended September 30, 2025.
Gain/(Loss) on Other Real Estate Investments
Loss on other real estate investments for the nine months ended September 30, 2026 was $9.6 million primarily due to fair value write-downs on one office property and two multifamily properties, coupled with losses on sales of one multifamily property and one retail property, partially offset by gain on foreclosure of a multifamily property located in Huntersville, NC. This is compared to a loss of $1.7 million for the nine months ended September 30, 2025 primarily due to sales of our multifamily and retail properties and fair value write downs on three of our multifamily properties, partially offset by settled litigation regarding the Walgreens Portfolio (as defined in Note 8 – Real Estate Owned).

Realized Gain/(Loss) on Real Estate Securities, Available for Sale
Realized loss on real estate securities, available for sale for the nine months ended September 30, 2026 was $0.9 million related to 13 sales of our CRE CLO bonds. This is compared to a gain of $0.1 million for the nine months ended September 30, 2025 related to eight sales of our CRE CLO bonds.
Income/(loss) from equity method investments
Income from equity method investments for the nine months ended September 30, 2026 of $13.8 million primarily related to the Company's allocated percentage of unrealized gains on a mixed use property located in New Jersey and two industrial properties located in California. This is compared to income from equity method investments for the nine months ended September 30, 2025 of $0.2 million related to the Company's allocated percentage of quarterly income for a mixed use property located in New Jersey.
Income/(loss) from VIE’s
Income from VIE's for the nine months ended September 30, 2026 of $1.4 million primarily related to the Company's purchase of a CMBS B-Piece during the second quarter (see Note 23 – Consolidated Variable Interest Entities Assets and Liabilities, at Fair Value). The Company did not own a CMBS B-Piece during the nine months ended September 30, 2025.
(Provision)/Benefit for Income Tax
Benefit for income tax for the nine months ended September 30, 2026 was $10.0 million compared to a benefit of $2.4 million for the nine months ended September 30, 2025. The increase was primarily due to taxable earnings related to our Agency Business and conduit segments.
Net (Income)/Loss Attributable to Non-controlling Interest
Net income attributable to non-controlling interest in our consolidated joint ventures for the nine months ended September 30, 2026 and 2025 was $0.7 million and $1.1 million, respectively.
Expenses from Operations
Expenses from operations for the nine months ended September 30, 2026 and 2025 consisted of the following (dollars in thousands):

	Nine Months Ended
	September 30, 2026	September 30, 2025
Compensation and benefits	$71,325	$34,434
Asset management and subordinated performance fee	17,888	18,174
Acquisition expenses	772	739
Administrative services expenses	7,274	10,687
Professional fees	21,268	20,609
Other expenses	34,602	35,557
Depreciation and amortization	7,641	6,193
Share-based compensation	6,068	6,799
Total expenses from operations	$166,838	$133,192
The increase in operating expense for the nine months ended September 30, 2026 compared to 2025 was primarily related to our incurrence of compensation and benefits cost for the full nine months in 2026, compared with only three months in 2025 following the Company’s acquisition of NewPoint on July 1, 2025.
For the nine months ended September 30, 2026, we incurred asset management and subordinated performance fees and administrative services expenses of $17.9 million and $7.3 million, respectively, which are payable to our Advisor under our Advisory Agreement. For the nine months ended September 30, 2026 compared to September 30, 2025, asset management and subordinated performance fees stayed relatively consistent due to minimal changes in applicable average equity between periods, while administrative services expenses decreased due to the time spent on the NewPoint acquisition in the prior period compared to none in the current period. Refer to Note 18 - Related Party Transactions and Arrangements for a summary of the Company's Advisory Agreement with the Advisor and a description of how our fees are calculated.

Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended June 30, 2026
Net Interest Income
Net interest income is generated on our interest-earning assets less related interest-bearing liabilities and is recorded as part of our real estate debt, real estate securities, agency and conduit segments.
The following table presents the average balance of interest-earning assets less related interest-bearing liabilities, associated interest income and expense and corresponding yield earned and incurred for the three months ended September 30, 2026 and June 30, 2026 (dollars in thousands):

	Three Months Ended
	September 30, 2026			June 30, 2026
	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)	Average Carrying Value(1)	Interest Income/Expense(2)(3)	WA Yield/Financing Cost(4)(5)
Interest-earning assets:
Real estate debt	$4,131,268	$78,776	7.6%	$4,558,512	$87,483	7.7%
Agency debt	145,138	2,661	7.3%	122,601	2,567	8.4%
Real estate conduit	42,832	1,000	9.3%	138,103	3,122	9.0%
Real estate securities	75,549	1,253	6.6%	183,632	3,023	6.6%
Total	$4,394,787	$83,690	7.6%	$5,002,848	$96,195	7.7%
Interest-bearing liabilities:
Repurchase agreements - commercial mortgage loans	$706,140	$11,902	6.7%	$972,781	$17,142	7.0%
Other financing and loan participation - commercial mortgage loans	12,865	197	6.1%	12,865	195	6.1%
Repurchase agreements - real estate securities	102,672	1,159	4.5%	199,637	2,279	4.6%
Collateralized loan obligations	2,939,032	43,638	5.9%	2,988,907	43,723	5.9%
Unsecured debt	163,756	2,949	7.2%	188,532	3,922	8.3%
Total	$3,924,465	$59,845	6.1%	$4,362,722	$67,261	6.2%
Net interest income/spread		$23,845	1.5%		$28,934	1.5%
Average leverage %(6)	89.3%			87.2%
Weighted average levered yield(7)			20.3%			18.1%
________________________
(1) Based on amortized cost for real estate debt and real estate securities and principal amount for interest-bearing liabilities. Amounts are calculated based on daily averages for the three months ended September 30, 2026 and June 30, 2026, respectively.
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
Interest Income
Interest income for the three months ended September 30, 2026 and June 30, 2026 totaled $84.2 million and $97.2 million, respectively, a decrease of $13.0 million. The decrease was primarily due to an increase in interest collected on non-accrual loans in the prior period, coupled with a decrease in spreads in the latter period as well as a decrease in the size of our portfolio. As of September 30, 2026, our portfolio consisted of (i) 175 commercial mortgage loans, held for investment and (ii) 19 commercial mortgage loans, held for sale, measured at fair value. As of June 30, 2026, our portfolio consisted of (i) 172 commercial mortgage loans, held for investment, (ii) 12 commercial mortgage loans, held for sale, measured at fair value and (iii) 13 real estate securities, available for sale, measured at fair value.

Interest Expense
Interest expense for the three months ended September 30, 2026 and June 30, 2026 totaled $59.8 million and $67.3 million, respectively, a decrease of $7.5 million. The decrease was primarily due to a $266.6 million decrease in average carrying values of our repurchase agreements - commercial mortgage loans, partially offset by transaction costs incurred in a CMBS trust securitization in May 2026, where the Company purchased the B Piece (see Note 23 – Consolidated Variable Interest Entities Assets and Liabilities, at Fair Value).
Gain/(loss) on sales, including fee-based services, net
Gain on sales, including fee-based services, net for the three months ended September 30, 2026 and June 30, 2026 was $20.7 million and $15.8 million, respectively, which was comprised of sales, including fee-based services, from our Agency Business and conduit segments.
Gain on sales, including fee-based services, net from our Agency Business segment for the three months ended September 30, 2026 and June 30, 2026 was $19.8 million and $9.8 million, respectively. The increase was primarily due to higher premiums earned on loans originated during the three months ended September 30, 2026 as compared with the three months ended June 30, 2026.
Gain on sales, including fee-based services, net from our conduit segment for the three months ended September 30, 2026 and June 30, 2026 was $1.0 million and $6.0 million, respectively. During the three months ended September 30, 2026, the Company sold $54.5 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $55.1 million. This is compared to the sale of $249.5 million in principal amount of commercial real estate loans into the CMBS securitization market resulting in proceeds of $252.6 million for the three months ended June 30, 2026.
Mortgage servicing rights
Income for mortgage servicing rights for the three months ended September 30, 2026 and June 30, 2026 was $8.7 million and $3.9 million, respectively. The increase is related to higher volume of loans sold during the three months ended September 30, 2026 compared to the three months ended June 30, 2026.
Servicing Revenue
Servicing revenue for the three months ended September 30, 2026 and June 30, 2026 was $12.3 million and $9.7 million, respectively. The increase was primarily due to less MSR payoffs recognized in the third quarter compared with the second quarter.
Gain/(Loss) on derivatives
Gain on derivatives for the three months ended September 30, 2026 was $1.0 million composed of a $0.3 million unrealized gain related to mark to market on credit default swaps, treasury note futures, and options, coupled with a $0.7 million realized gain primarily due to the termination and settlement of credit default swaps and options. This is compared to a gain on derivatives for the three months ended June 30, 2026 of $0.5 million composed of a $1.2 million unrealized loss related to mark to market on credit default swaps, treasury note futures, and options, offset by a $1.7 million realized gain primarily due to the termination and settlement of credit default swaps and options.
Revenue from Real Estate Owned
For the three months ended September 30, 2026 and June 30, 2026, revenue from real estate owned was $7.9 million and $5.5 million, respectively. The increase was primarily due to the Company foreclosing on additional properties located in Texas and North Carolina during the quarter.
(Provision)/Benefit for Credit losses
Provision for credit losses was $43.1 million for the three months ended September 30, 2026, compared to a provision of $7.2 million for the three months ended June 30, 2026.
For the three months ended September 30, 2026, general benefit for credit losses was $1.0 million, compared with a general provision for credit losses of $3.7 million for the three months ended June 30, 2026. General benefit for the three months ended September 30, 2026 was attributable to slight improvements in the economic scenario projection utilized for the CECL model since the end of the prior quarter. General provision for the three months ended June 30, 2026 was attributable to a worsening economic scenario projection utilized for the CECL model compared to preceding periods.

For the three months ended September 30, 2026 and June 30, 2026, specific provision for credit losses was $38.7 million and $1.5 million, respectively. For the three months ended September 30, 2026, the increase in specific reserve was primarily related to provisions on nine non-performing loans secured by multifamily properties, three of which the Company obtained possession through foreclosure. For the three months ended June 30, 2026, the specific provision was primarily related to increases in the specific reserves for non-performing loans secured by multifamily properties located in Arizona and Texas.
For the three months ended September 30, 2026, provision for loss sharing was $5.4 million, compared with a provision for loss sharing of $2.1 million for the three months ended June 30, 2026. The provisions for both periods primarily related to a worsening economic scenario outlook compared to preceding periods.
Realized gain/(loss) on extinguishment of debt
Realized gain on extinguishment of debt for the three months ended September 30, 2026 was $1.7 million, which related to a gain realized on the retirement of a $25.0 million unsecured note. This is compared to a realized loss on extinguishment of debt of $0.9 million for the three months ended June 30, 2026 which related to a realized loss on the redemption of a CLO.
Gain/(Loss) on Other Real Estate Investments
Loss on other real estate investments for the three months ended September 30, 2026 was $12.8 million primarily due to fair value write downs on two properties located in Texas. This is compared to a gain on other real estate investments for the three months ended June 30, 2026 for $7.7 million primarily due to a gain on foreclosure of a property located in North Carolina, partially offset by a fair value write down on an office property located in Colorado.
Income/(loss) from equity method investments
For the three months ended September 30, 2026, gain from equity method investments was $45.0 thousand primarily related to the Company's net allocated percentage of unrealized gains on an industrial property located in California, partially offset by an unrealized loss on our multifamily affordable debt lending equity method investment. This is compared to income from equity method investments of $1.3 million for the three months ended June 30, 2026, primarily related to the Company's net allocated percentage of unrealized gains on our multifamily affordable debt lending equity method investment.
Income/(loss) from VIE’s
Income from VIE's for the three months ended September 30, 2026 and June 30, 2026 was $1.1 million and $0.3 million, respectively. The increase related to the Company holding a CMBS B-Piece for the full third quarter, compared to holding the CMBS B-piece for only a portion of the second quarter (see Note 23 – Consolidated Variable Interest Entities Assets and Liabilities, at Fair Value).
(Provision)/Benefit for Income Tax
Benefit for income tax for the three months ended September 30, 2026 was $8.0 million compared to a benefit of $2.9 million for the three months ended June 30, 2026. The difference is related to changes in taxable earnings in our Agency Business and conduit segments.
Net (Income)/Loss Attributable to Non-controlling Interest
Net loss attributable to non-controlling interest in our consolidated joint ventures for the three months ended September 30, 2026 was $0.4 million compared to net income of $0.7 million for the three months ended June 30, 2026.

Expenses from operations
Expenses from operations for the three months ended September 30, 2026 and June 30, 2026 consisted of the following (dollars in thousands):

	Three Months Ended
	September 30, 2026	June 30, 2026
Compensation and benefits	$27,532	$20,969
Asset management and subordinated performance fee	5,865	5,969
Acquisition expenses	186	415
Administrative services expenses	2,912	2,028
Professional fees	4,742	7,241
Share-based compensation	1,208	2,457
Depreciation and amortization	2,238	1,983
Other expenses	11,367	12,030
Total expenses from operations	$56,050	$53,092
The increase in operating expenses for the three months ended September 30, 2026 was primarily related to an increase in compensation and benefits caused by an increase in commissionable loan fees recognized in the third quarter compared to the second, partially offset by a decrease in professional fees related to less correspondent fees paid from our Agency Business segment.
For the three months ended September 30, 2026 we incurred asset management and subordinated performance fees and administrative services expenses of $5.9 million and $2.9 million, respectively, which are payable to our Advisor under our Advisory Agreement. For the three months ended September 30, 2026 compared to June 30, 2026, asset management and subordinated performance fees stayed relatively consistent due to minimal changes in applicable average equity between periods. Refer to Note 18 - Related Party Transactions and Arrangements for a summary of the Company's Advisory Agreement with the Advisor and a description of how our fees are calculated.

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
Debt-to-Equity Ratio and Total Leverage Ratio
The following table presents our debt-to-equity and total leverage ratios:

	September 30, 2026	December 31, 2025
Net debt-to-equity ratio(1)	2.7x	2.5x
Total leverage ratio(2)	2.7x	2.5x
________________________
(1) Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, repurchase agreements - commercial mortgage loans, repurchase agreements - real estate securities, asset-specific financing arrangements, and unsecured debt, less cash and cash equivalents, to (ii) total equity and total redeemable convertible preferred stock, at period end. Recourse net debt-to-equity ratio was 0.7x and 0.8x as of September 30, 2026 and December 31, 2025, respectively.
(2) Represents (i) total outstanding borrowings under secured financing arrangements, including collateralized loan obligations, repurchase agreements - commercial mortgage loans, repurchase agreements - real estate securities, asset-specific financing arrangements, and unsecured debt, to (ii) total equity and total redeemable convertible preferred stock, at period end. Recourse leverage ratio was 0.7x and 0.9x as of September 30, 2026 and December 31, 2025, respectively.
Sources of Liquidity
Our primary sources of liquidity include unrestricted cash, capacity in our collateralized loan obligations available for reinvestment, and financings available and in progress on financing lines.
Our current sources of near-term liquidity as of September 30, 2026 and December 31, 2025 are set forth in the following table (dollars in millions):

	September 30, 2026	December 31, 2025
Unrestricted cash	$101	$167
CLO reinvestment available(1)	10	30
Financings available & in progress(2)	296	624
Total	$407	$821
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
Collateralized Loan Obligations
As of September 30, 2026, the Company had $9.6 million of reinvestment capital available across all outstanding collateralized loan obligations. The following table shows the par value outstanding for each CLO and the respective reinvestment end dates (dollars in millions):

CLO Name	Debt Amount	Reinvestment End Date
2023-FL10 Issuer	$267.2	Ended
2024-FL11 Issuer	$886.2	10/08/27
2025-FL12 Issuer	$947.2	05/08/28
2026-FL13 Issuer	$778.1	11/10/28
Repurchase Agreements and Revolving Credit Facilities ("Repo and Revolving Credit Facilities")
The Repo and Revolving Credit Facilities are financing sources through which the Company may pledge one or more mortgage or agency loans to the financing entity in exchange for funds typically at an advance rate that typically range between 60% to 80% of the principal amount of the mortgage loan being pledged, and 100% for agency loans being pledged.
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

The following tables summarize our Repo and Revolving Credit Facilities and our master repurchase agreements ("MRAs") for the nine months ended September 30, 2026, 2025, and 2024, respectively (dollars in thousands):

	As of September 30, 2026
	Amount Outstanding			Average Outstanding Balance
	Q1	Q2	Q3	Q1	Q2	Q3
Repurchase agreements and revolving credit facilities - commercial mortgage loans	$1,495,300	$802,380	$837,901	$1,307,092	$986,047	$743,656
Repurchase agreements, real estate securities	212,168	196,538	39,489	212,685	238,355	196,555
Total	$1,707,468	$998,918	$877,390	$1,519,777	$1,224,402	$940,211

	As of September 30, 2025
	Amount Outstanding			Average Outstanding Balance
	Q1	Q2	Q3	Q1	Q2	Q3
Repurchase agreements and revolving credit facilities - commercial mortgage loans	$429,314	$573,093	$1,176,808	$426,898	$588,457	$1,076,364
Repurchase agreements - real estate securities	206,164	128,890	131,657	249,374	253,388	195,847
Total	$635,478	$701,983	$1,308,465	$676,272	$841,845	$1,272,211

	As of September 30, 2024
	Amount Outstanding			Average Outstanding Balance
	Q1	Q2	Q3	Q1	Q2	Q3
Repurchase agreements and revolving credit facilities - commercial mortgage loans	$412,556	$762,437	$183,761	$382,313	$671,561	$799,861
Repurchase agreements - real estate securities	194,769	243,646	241,266	217,012	249,442	259,977
Total	$607,325	$1,006,083	$425,027	$599,325	$921,003	$1,059,838
The use of our warehouse lines is dependent upon a number of factors including but not limited to: origination volume, loan repayments and prepayments, our use of other financing sources such as collateralized loan obligations, our liquidity needs and types of loan assets and underlying collateral that we hold.
During the nine months ended September 30, 2026, the maximum average outstanding balance was $1.6 billion, of which $1.4 billion was related to repurchase agreements on our commercial mortgage loans and $0.2 billion for repurchase agreements on our real estate securities.
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
In September 2026, the Company's board of directors declared the following: (i) a third quarter 2026 dividend of $0.20 per share on the Company's common stock (equivalent to $0.80 per annum), (ii) a third quarter 2026 dividend of $59.84 per share on the Company’s Series H Preferred Stock (iii) a third quarter 2026 dividend of $0.46875 per share on the Company’s Series E Preferred Stock, and (iv) a third quarter 2026 dividend of $0.20 per unit on the OP Units, all of which were paid in October 2026 to holders of record as of September 30, 2026.
Under the DRIP, the Company may elect to supply shares for reinvestment via newly issued shares of common stock or via shares of common stock purchased by the DRIP administrator on the open market. During the nine months ended September 30, 2026 and 2025, no shares were newly issued, and 99,028 and 120,067 shares of common stock were purchased, respectively, by the administrator under the dividend reinvestment component of the DRIP.
During the nine months ended September 30, 2026 and 2025, the Company paid an aggregate of $60.3 million and $88.9 million, respectively, of common stock distributions. In addition, during the nine months ended September 30, 2026 and 2025, the OP paid $6.3 million and $0.0 million, respectively, of distributions to holders of OP Units.

Cash Flows
The following table sets forth changes in cash, cash equivalents and restricted cash for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities	$(95,445)	$(20,069)
Cash Flows From Investing Activities	384,501	473,703
Cash Flows From Financing Activities	(354,629)	(506,635)
Net Increase/(Decrease) in Cash, Cash Equivalents and Restricted Cash	$(65,573)	$(53,001)
Cash Flows from Operating Activities
During the nine months ended September 30, 2026, cash outflows of $95.4 million from operating activities were primarily driven by (i) net income of $1.5 million, (ii) net outflows of $163.1 million related to originations, sales or repayment of commercial mortgage loans, held for sale, measured at fair value and (iii) certain non-cash income.
During the nine months ended September 30, 2025, cash outflows of $20.1 million from operating activities were primarily driven by (i) net income of $65.7 million, (ii) net outflows of $101.0 million related to originations, sales and repayment of commercial mortgage loans, held for sale, measured at fair value and (iii) certain non-cash income.
Cash Flows from Investing Activities
During the nine months ended September 30, 2026, cash inflows of $384.5 million from investing activities were primarily driven by (i) proceeds from principal repayments of $1.2 billion received on commercial mortgage loans, held for investment, (ii) proceeds received from distributions from equity method investments of $15.7 million, (iii) proceeds from sale or paydown of real estate securities of $191.6 million and (iv) sales of investment securities, held to maturity of $14.9 million. Inflows were partially offset by (i) the origination and purchase of $954.9 million of commercial mortgage loans, held for investment, (ii) the purchase of real estate securities, available for sale for $40.6 million, (iii) the purchase of and contributions to equity method investments of $23.0 million, (iv) the purchase of investment securities of $19.3 million and (v) the purchase of interests in the CMBS trust for $27.4 million.
During the nine months ended September 30, 2025, cash inflows of $473.7 million from investing activities were primarily driven by (i) proceeds from principal repayments of $982.9 million received on commercial mortgage loans, held for investment, (ii) proceeds received from the sale or paydown of real estate securities of $182.3 million, (iii) proceeds from the sale of real estate owned, held for sale assets of $50.4 million and (iv) proceeds from sale of commercial mortgage loans, held for investment of $35.2 million. Inflows were partially offset by (i) the origination and purchase of $406.1 million of commercial mortgage loans, held for investment, (ii) the purchase of real estate securities, available for sale for $61.3 million and (iii) the acquisition of NewPoint for $297.3 million.
Cash Flows from Financing Activities
During the nine months ended September 30, 2026, cash outflows of $354.6 million from financing activities were primarily driven by (i) net repayments on repurchase agreements and revolving credit facilities for commercial mortgage loans of $249.2 million, (ii) $78.8 million of distributions paid to shareholders, (iii) net paydowns on repurchase agreements for real estate securities of $147.9 million, (iv) $116.3 million of common stock repurchases and (v) repayments of unsecured debt of $23.1 million. Outflows were partially offset by (i) net borrowings on collateralized loan obligations of $121.7 million, and (ii) proceeds from issuance of debt of consolidated VIEs for $157.4 million.
During the nine months ended September 30, 2025, cash outflows of $506.6 million from financing activities were primarily driven by (i) repayments from borrowings on collateralized loan obligations of $821.8 million, (ii) net repayments on repurchase agreements for real estate securities of $105.0 million and (iii) $109.1 million of distributions paid to shareholders. Outflows were partially offset by (i) borrowings from new issuance of unsecured debt of $107.0 million and (ii) net borrowings on repurchase agreements and revolving credit facilities for commercial mortgage loans of $433.2 million.

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

Contractual Obligations and Commitments
Our contractual obligations, excluding interest obligations (as amounts are not fixed or determinable), as of September 30, 2026 are summarized as follows (dollars in thousands):

	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unfunded loan commitments(1)	$69,843	$160,787	$—	$—	$230,630
Repurchase agreements - commercial mortgage loans	761,610	76,291	—	—	837,901
Repurchase agreements - real estate securities	39,489	—	—	—	39,489
CLOs(2)	—	—	—	2,878,657	2,878,657
Mortgage Note Payable	—	24,186	—	—	24,186
Unsecured debt	—	25,000	82,000	57,500	164,500
Other financings	—	12,865	—	—	12,865
Total	$870,942	$299,129	$82,000	$2,936,157	$4,188,228
________________________
(1) The allocation of our unfunded loan commitments is based on the earlier of the commitment expiration date or the loan maturity date.
(2) Excludes $277.0 million of CLO notes, held by the Company, which are eliminated within the Collateralized loan obligations line of the consolidated balance sheet as of September 30, 2026. This reflects the contractual CLO maturity dates.
In addition to its cash requirements, the Company pays a quarterly dividend and has an existing share repurchase authorization. As of September 30, 2026, the Company’s quarterly cash dividend was $0.200 per share of common stock (which was paid on an as-converted basis on the Company’s shares of Series H Preferred Stock), and $0.46875 per share on the Company’s shares of Series E Preferred Stock. The payment of future dividends is subject to declaration by the board of directors. In each of February 2026, April 2026, July 2026 and again in September 2026, the Company’s board of directors reauthorized the Company's share repurchase program to provide $50 million available for share repurchases through December 31, 2026, of which $40.0 million remained available as of September 30, 2026. On October 27, 2026, the Company's board of directors extended the program to December 31, 2027. The authorization does not obligate the Company to acquire any specific number of shares.
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

The following table provides a reconciliation of GAAP net income to Distributable Earnings, Distributable Earnings before Realized Losses and Distributable Earnings to Common for the three and nine months ended September 30, 2026 and 2025 (amounts in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP Net Income (Loss)	$(27,042)	$17,616	$1,525	$65,705
Adjustments:
Unrealized (gain)/loss on financial instruments(1)	12,490	1,888	9,207	2,645
Subordinated performance fee(2)	—	(270)	—	(810)
Non-cash compensation expense	1,469	5,185	7,965	9,747
Depreciation and amortization, net	2,189	3,427	7,502	6,188
Transaction-related and non-recurring items(3)	—	3,997	—	8,818
(Reversal of)/provision for credit losses	43,105	(569)	61,731	(3,954)
(Gain) / loss on debt extinguishment reversal	(1,699)	—	(766)	—
Income from mortgage servicing rights	(8,654)	(19,745)	(19,313)	(19,745)
Amortization and write-offs of MSRs	9,693	15,924	29,962	15,924
Deferred tax adjustment	(6,409)	—	(6,017)	—
Change in net assets of consolidated VIE due to unrealized (gain)/loss	(269)	—	(269)	—
Fair value adjustments on equity investments(4)	906	904	(9,701)	904
Distributable Earnings before realized gain/(loss)	$25,779	$28,357	$81,826	$85,422
Realized gain / (loss) on debt extinguishment	1,699	—	766	—
Realized gain/(loss) adjustment on loans and REO(5)	(24,214)	(1,656)	(37,483)	(35,950)
Distributable Earnings	$3,264	$26,701	$45,109	$49,472
7.5% series E cumulative redeemable preferred stock dividend	(4,842)	(4,842)	(14,526)	(14,526)
Noncontrolling interests net (income) / loss	358	(302)	(660)	(1,132)
Noncontrolling interests net (income) / loss DE adjustments	(468)	(509)	380	235
Distributable Earnings to Common	$(1,688)	$21,048	$30,303	$34,049
Average common stock & common stock equivalents(6)	1,253,042	1,385,374	1,296,900	1,349,740
GAAP net income/(loss) ROE	(10.1)%	3.6%	(1.4)%	4.9%
Distributable earnings ROE to common	(0.5)%	6.1%	3.1%	3.4%
GAAP net income/(loss) per share, diluted	$(0.41)	$0.12	$(0.23)	$0.51
GAAP net income/(loss) per share, fully converted(7)	$(0.36)	$0.13	$(0.13)	$0.55
Distributable earnings per share, fully converted(7)	$(0.02)	$0.22	$0.33	$0.37
Distributable earnings per share before realized gain/(loss), fully converted(7)	$0.24	$0.23	$0.73	$0.76
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
(5) Represents amounts deemed nonrecoverable upon a realization event, which is generally at the time a loan is repaid, or in the case of a foreclosure or other property, when the underlying asset is sold. Amounts may also be deemed non-recoverable if, in our determination, it is nearly certain the carrying amounts will not be collected or realized upon sale. Amount may be different than the GAAP basis. As of September 30, 2026, the Company has $9.9 million of GAAP gain adjustments and $13.8 million of GAAP loss adjustments that would run through distributable earnings if and when cash gains or losses are realized.
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
As of September 30, 2026 and December 31, 2025, our portfolio included 148 and 162 variable rate investments, respectively, based on LIBOR and SOFR (or “indexing rates”) for various terms. As of June 2023, the Company has fully transitioned all loans formerly on LIBOR indexing rates to SOFR indexing rates. The following table quantifies the potential changes in interest income net of interest expense should interest rates increase by 50 basis points or decrease by 50 or 100 basis points, assuming that our current balance sheet was to remain constant and no actions were taken to alter our existing interest rate sensitivity. The changes in the portfolio for each basis points increase/decrease is a change from the base scenario.

	Estimated Percentage Change in Interest Income Net of Interest Expense
Change in Interest Rates	September 30, 2026	December 31, 2025
(-) 100 Basis Points	6.56%	8.51%
(-) 50 Basis Points	1.40%	2.26%
Base Interest Rate	—%	—%
(+) 50 Basis Points	0.41%	0.24%

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
The fair value of our MSRs is subject to market risk since a significant driver of the fair value of these assets will be the discount rates which are influenced by interest rates and conditional prepayment rates ("CPR"). A 100 basis point increase in the weighted average discount rate would decrease the fair value of our MSRs by $8.7 million at September 30, 2026, while a 100 basis point decrease would increase the fair value by $9.4 million.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
Please refer to “Litigation and Regulatory Proceedings” in "Note 16 - Commitments and Contingencies" of the consolidated financial statements included in this report. The Company believes that those proceedings, individually or in the aggregate, will not have a material impact on the Company’s financial condition, operating results or cash flows.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The Company’s board of directors has authorized a share repurchase program that permits share repurchases at prices below the most recently reported book value per share as determined in accordance with GAAP. Purchases made under the Company’s program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, as permitted by securities laws and other legal requirements. The timing, manner, price and amount of any purchases by the Company are determined by the Company in its reasonable business judgment and consistent with the exercise of its legal duties and are subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Company's share repurchase program does not obligate the Company to acquire any particular amount of common stock. The Company’s share repurchase program will remain open until expiration or until the capital committed to the repurchase program has been exhausted, whichever is sooner. In July 2026, and again in September 2026, the Company’s board of directors reauthorized the Company's share repurchase program to provide $50.0 million available for share repurchases through December 31, 2026. On October 27, 2026, the Board of Directors extended the program to December 31, 2027. Repurchases under the share repurchase program may be suspended from time to time at the Company’s discretion without prior notice.
The following table sets forth purchases of the Company's common stock under the share repurchase program for the three months ended September 30, 2026 (in thousands, except share and per share data):

	Total number of shares purchased	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs (2)	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)(3)
July 1, 2026 - July 31, 2026	61	$8.16	61	$50,000
August 1, 2026 - August 31, 2026	4,688	8.19	4,688	11,591
September 1, 2026 - September 30, 2026	2,685	8.04	2,685	40,000
Total	7,434	$8.14	7,434	$40,000
_______________________
(1) The average price paid per share represents the average purchase price per share, inclusive of any broker’s fees or commissions.
(2) All of the purchases listed in the table above were made in the open market under the Company's share purchase program, including under a Rule 10b5-1 plan adopted by the Company.
(3) In July 2026, and again in September 2026, the Company's Board of Directors approved an increase in the amount authorized under the Company's share repurchase program, up to $50.0 million of the Company's common stock through December 31, 2026. On October 27, 2026, the Board of Directors extended the program to December 31, 2027.

Item 3. Defaults upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101*
XBRL (eXtensible Business Reporting Language). The following materials from Franklin BSP Realty Trust, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
________________________
*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Franklin BSP Realty Trust, Inc.
October 28, 2026	By	/s/ Richard Byrne
Name: Richard Byrne
Title: Chief Executive Officer
(Principal Executive Officer)

October 28, 2026	By	/s/ Jerome S. Baglien
Name: Jerome S. Baglien
Title: Co-President, Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)